Form 10-K405
period 1997-12-31
CAREER EDUCATION CORP
filed 1998-03-31
CIK 1046568

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                        COMMISSION FILE NUMBER 0-23245

                               ----------------

                         CAREER EDUCATION CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              39-3932190
       (STATE OF INCORPORATION)               (I.R.S. EMPLOYER ID NO.)

      2800 WEST HIGGINS ROAD, SUITE 790, HOFFMAN ESTATES, ILLINOIS 60195
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (847) 781-3600

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.01 PAR VALUE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes       No  X

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the $21.50 per share closing sale price of the registrant's Common Stock on March 25, 1998, was approximately $75,285,496. For the purposes of this calculation, the Registrant's directors and executive officers have been assumed to be affiliates.

  The number of shares outstanding of the registrant's Common Stock, par value $.01, as of March 27, 1998 was 7,099,858.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          CAREER EDUCATION CORPORATION

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
 PART I...................................................................    3
    ITEM 1.  BUSINESS....................................................     3
    ITEM 2.  PROPERTIES..................................................    26
    ITEM 3.  LEGAL PROCEEDINGS...........................................    26
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    26
 PART II..................................................................   27
    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.........................................    27
    ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA........................    28
    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS...................................    29
    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    36
    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE....................................    36
 PART III.................................................................   36
    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    36
    ITEM 11. EXECUTIVE COMPENSATION......................................    38
    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT..................................................    42
    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    43
 PART IV..................................................................   43
    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
             8-K.........................................................    43

                                    PART I

ITEM 1. BUSINESS

  The discussion below contains certain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of the management of Career Education Corporation and its subsidiaries (collectively, the "Company" or "CEC"), as well as assumptions made by, and information currently available to, the Company's management. The Company's actual growth, results, performance and business prospects and opportunities in 1998 and beyond could differ materially from those expressed in, or implied by, any such forward-looking statements. See "Special Note Regarding Forward-looking Statements" on page 35 for a discussion of risks and uncertainties that could cause or contribute to such material differences.

OVERVIEW

  CEC is one of the largest providers of private, for-profit postsecondary education in North America, with approximately 12,500 students enrolled as of February 28, 1998. CEC operates 10 schools, with 19 campuses located in 13 states and two Canadian provinces. These schools enjoy long operating histories and offer a variety of bachelor's degree, associate degree and non-degree programs in career-oriented disciplines within the Company's core curricula of (i) computer technologies, (ii) visual communication and design technologies, (iii) business studies and (iv) culinary arts.

  CEC was founded in January 1994 by John M. Larson, the Company's President and Chief Executive Officer, who has over 23 years of experience in the career-oriented education industry. The Company was formed to capitalize on opportunities in the large and highly fragmented postsecondary school industry. Since its inception, CEC has completed 10 acquisitions. The Company has acquired schools that it believes possess strong curricula, leading reputations and broad marketability but have been undermanaged from a marketing and financial standpoint. The Company seeks to apply its expertise in operations, marketing and curricula development, as well as its financial strength, to improve the performance of these schools. The schools acquired by the Company and their improved enrollment are summarized in the following table:

                                                                YEAR     DATE
      SCHOOL                                                   FOUNDED ACQUIRED
      ------                                                   ------- --------
      Al Collins Graphic Design School........................  1978     1/94
      Brooks College..........................................  1970     6/94
      Allentown Business School...............................  1869     7/95
      Brown Institute.........................................  1946     7/95
      Western Culinary Institute..............................  1983    10/96
      School of Computer Technology...........................  1967     2/97
      The Katharine Gibbs Schools.............................  1911     5/97
      International Academy of Merchandising & Design (U.S.)..  1977     6/97
      International Academy of Merchandising & Design
       (Canada)...............................................  1983     6/97
      Southern California School of Culinary Arts.............  1994     3/98

  The Company's schools offer educational programs principally in four career-related fields of study--(i) computer technologies (including Internet and intranet technologies), (ii) visual communication and design technologies,
(iii) business studies and (iv) culinary arts--identified by the Company as areas with highly interested and motivated students, strong entry-level employment opportunities and ongoing career and salary advancement potential.

  . Computer Technologies: These programs include PC/LAN, PC/Net, computer applications, computer information systems and computer programming. The Company extended the PC/Net program to Collins, commencing in August 1997. Diplomas can be earned at selected schools and associate degrees can be earned at Allentown, Brown, Collins, Gibbs-Melville and SCT. According to the U.S. Department of Labor, approximately 755,000 new jobs in the computer technology fields will be created by 2005. This represents an increase of approximately 91% over the number of similar jobs in 1994.

  . Visual Communication and Design Technologies: These programs include desktop publishing, graphic design, fashion design, interior design and graphic imaging and are offered at Allentown, Brown, Collins, IAMD-Canada and IAMD-U.S. In addition, Brooks added a visual communications program in the summer of 1996, which now has the largest enrollment of any of Brooks' programs. In addition to diplomas, which can be earned at selected schools, students in these fields can earn associate degrees at Allentown, Brooks, Brown, Collins and IAMD-U.S. and bachelor's degrees at Collins and IAMD-U.S. The U.S. Bureau of Labor Statistics projects growth of approximately 30%, a gain of over 80,000 jobs, for design-related occupations between 1994 and 2005.

  . Business Studies: These programs include business administration and business operations. Allentown and Gibbs offer diploma and associate degree programs in business-related areas of study. According to the U.S. Bureau of Labor Statistics, over two million new jobs will be created between 1994 and 2005 in the executive, administrative and managerial fields.

  . Culinary Arts: In these programs, students can earn a diploma in culinary arts at Western Culinary and an associate degree in culinary arts at SCT. The Company believes significant opportunities exist to offer culinary arts programs at other schools, on a contract training basis and in a short program format on weekends, and to offer additional related programs. The U.S. Department of Labor projects approximately 14% growth in the food preparation and service occupations by 2005. This represents an increase of over one million jobs from 1994.

  In addition to the core curricula, the Company's schools offer a number of other programs. These include secretarial and allied health (medical assisting and medical office management) programs at Allentown; broadcasting and electronics programs at Brown; laser surgery technology programs at SCT; secretarial and hospitality programs at Gibbs; and merchandising programs at Brooks, IAMD-Canada and IAMD-U.S.

INDUSTRY BACKGROUND

  Based on estimates for 1995 by the DOE's National Center for Education Statistics (the "NCES"), postsecondary education is a $200 billion industry in the United States, with over 14 million students obtaining some form of postsecondary education. Of this total, approximately 1.5 million students are enrolled in approximately 3,000 proprietary postsecondary schools. Federal funds available to support postsecondary education exceed $40 billion dollars each year and have grown steadily over the last two decades. Additionally, the federal government guaranteed over $92 billion in student loans in 1996 and is expected to guarantee loans at comparable levels in the future. State, local and private funds for career-oriented training are also available.

  Several national economic, demographic and social trends are converging to contribute to growing demand for career-oriented school education:

  Changes in Workplace Demands. The workplace is becoming increasingly knowledge-intensive. Rapid advances in technology have increased demands on employers and their employees, requiring many new workers to have some form of training or education beyond the high school level. The increasing technological requirements of entry level jobs are spurring demand for specialized training which, in many cases, is not provided by traditional two and four year colleges. The U.S. Department of Labor projects that jobs requiring some form of postsecondary training are expected to increase approximately 11% between 1994 and 2005. Furthermore, career-oriented schools generally have the ability to react quickly to the changing needs of the nation's business and industrial communities. Additionally, to meet the new workplace demands, many major companies are now using career-oriented institutions to provide customized training for their employees on a contractual basis. Small to medium-sized companies are also using proprietary career-oriented schools to fill their needs for training to maintain or increase the skill levels of their employees.

  Increasing Numbers of High School Graduates. Currently, in the U.S., high school graduates alone represent over 2.5 million new prospective postsecondary students each year, the largest pool of potential enrollees. Over the 18 years prior to 1993, the number of high school graduates had been declining. However, this trend has changed favorably as children of the "baby boom" generation are entering their high school years. These members of the "echo boom," as it is commonly known, are expected to boost enrollment in postsecondary educational programs to as high as 16.4 million students by 2006, an increase of 15.5% from approximately
14.2 million in the fall of 1995.

  Growing Demand for Postsecondary Education. High school graduates and adults are seeking postsecondary education in increasing numbers. According to the U.S. Department of Commerce, approximately 63% of all 1995 high school graduates continued their education that same year, compared with 53% a decade earlier. The U.S. Department of Labor projects the number of jobs requiring at least an associate degree or higher to grow by more than 20% between 1994 and 2005. In addition, enrollment in postsecondary programs is expected to increase substantially as individuals seek to enhance their skills or re-train for new job requirements. In part because of the recent trend toward corporate downsizing, the NCES estimates that over the next several years initial enrollments in postsecondary education institutions by working adults will increase more rapidly than initial enrollments by recent high school graduates. The number of adults enrolled in postsecondary education programs in the United States is estimated by the NCES to reach 6.8 million by 1999, or 45% of the total number of people enrolled.

  Recognition of the Value of Postsecondary Education. The Company believes that prospective students are increasingly recognizing the income premium and other improvements in career prospects associated with a postsecondary education. The U.S. Census Bureau reported that, in 1995, a full-time male worker with an associate degree earned an average of 37% more per year than a comparable worker with only a high school diploma, while a full-time male worker with a bachelor's degree earned an average of 72% more per year than a comparable worker with only a high school diploma. Independent research studies have demonstrated that prospective students consider these benefits in making their education decisions.

  Reduction in Public Education Funding. The reduction of federal, state or provincial and local funding of public educational institutions in recent years has forced educational institutions to cut back spending on general operations. As a result, some schools have become underfunded and overcrowded. This trend may provide an opportunity for proprietary institutions to serve, at more competitive prices, the postsecondary education needs of certain individuals who would have otherwise attended public schools.

  Decreasing Size of Military Forces. Due to defense budget cuts and the corresponding reduction in the U.S. armed forces, the U.S. military, a traditional provider of technical and career-oriented training, is able to provide fewer educational opportunities. According to the U.S. Department of Defense, the aggregate number of U.S. military personnel has declined by 32% since 1987, with the aggregate number of individuals on active duty in the U.S. military services declining from 2.2 million in 1987 to 1.5 million in 1996. This has left an educational void to be filled by other sources, including proprietary career-oriented schools.

  The Company believes that private, for-profit, career-oriented schools are uniquely positioned to take advantage of these national trends. The Company also believes that similar factors are creating a favorable climate for career-oriented postsecondary education in Canada and other international markets.

BUSINESS AND OPERATING STRATEGY

  The Company was founded based upon a business and operating strategy which it believes has enabled it to achieve significant improvements in the performance of its acquired schools. The Company believes this strategy will enable it to continue to capitalize on the favorable economic, demographic and social trends which are driving demand for career-oriented education, thereby strengthening its position as a premier, professionally managed system of career-oriented postsecondary educational institutions. The key elements of the Company's business and operating strategy are as follows:

  Focusing on Core Curricula. The Company's schools offer educational programs principally in four career-related fields of study: (i) computer technologies (including Internet and intranet technologies) (offered at 16 campuses); (ii) visual communication and design technologies (offered at eight campuses); (iii) business studies (offered at eight campuses) and (iv) culinary arts (offered at three campuses). The Company perceives a growing demand by employers for individuals possessing skills in these particular fields. Accordingly, the Company believes there are many entry-level positions and ongoing career and salary advancement potential for individuals who have received advanced training in these areas. The Company recognizes that, largely as a result of these employment opportunities, the identified areas of study attract highly interested and motivated students. These students include both recent high school graduates and adults seeking formal training in these fields as well as degrees, diplomas and certificates evidencing their attainment of the knowledge and skills sought by employers. The Company's experience and expertise in these attractive areas of study enable it to differentiate itself from many of its competitors and to effectively tailor its acquisition and marketing plans.

  Adapting and Expanding Educational Programs. The Company strives to meet the changing needs of its students and the employment market. The Company continually refines and adapts its courses to ensure that both students and employers are satisfied with the quality and breadth of the Company's educational programs. Through various means, including student and employer surveys and curriculum advisory boards comprised of business community members, the Company's schools regularly evaluate their program offerings and consider revisions to existing classes and programs, as well as the introduction of new courses and programs of study within the Company's core curricula. The Company selectively duplicates programs that have been successful at other schools within the CEC system. For example, the Company recently introduced a visual communications program at Allentown similar to those already offered at Brooks, Collins, IAMD-U.S. and IAMD-Canada and introduced a computer technologies (PC/Net) program at Collins like those offered at Allentown, Brown and SCT.

  Direct Response Marketing. The Company seeks to increase school enrollment and profitability through intensive local, regional and national direct response marketing programs designed to maximize each school's market penetration. Because many of the Company's schools have been significantly undermarketed prior to their acquisition, the Company believes that major benefits can result from carefully crafted, targeted marketing programs that leverage schools' curriculum strength and brand name recognition. After every school acquisition, the Company designs a marketing program tailored to the particular school to highlight its strengths and to improve student lead generation and student enrollment rates. Management uses a diversified media, direct response approach, including direct mail, Internet-based advertising, infomercials, other television-based advertising, newspaper advertising and other print media, to attract targeted populations. The Company places particular emphasis on high school recruitment because this market typically produces a steady supply of new students.

  Improving Student Retention. The Company emphasizes the retention of students, from initial enrollment to completion of their courses of study, at each of its schools. Because, as at any postsecondary educational institution, a substantial portion of the Company's students never finish their educational programs for personal, financial or academic reasons, substantial increases in revenue and profitability can be achieved through modest improvements in student retention rates. The costs to the Company of a school's efforts to keep current students in school are much less than the expense of the marketing efforts associated with attracting new students; therefore, such student retention efforts, if successful, are extremely beneficial to operating results. The Company strives to improve retention by treating students as valued customers. The Company considers student retention the responsibility of the entire staff of each school, from admissions to faculty and administration to career counseling services, and provides resources and support for the retention efforts developed by its local school administrators. School personnel typically employ an approach based upon establishing personal relationships with students; for example, students may receive a telephone call from a school counselor or faculty member if they miss classes. In addition, the Company's corporate staff regularly tracks retention rates at each school and provides feedback and support to the efforts of local school administrators.

  Emphasizing Employment of Graduates. The Company believes that the high rates of employment for graduates of its schools enhances the overall reputation of the schools as well as their ability to attract new students. Moreover, high placement rates lead to low student loan default rates, which are necessary to allow for the Company's schools continued participation in the Title IV Programs. Accordingly, the Company considers student placement to be a high priority and allocates a significant amount of time and resources to placement services. Due, at least in part, to this emphasis, 87% of the 1996 graduates of the Company's schools who were available for employment had found employment relating to their fields of study within six months of graduation. The Company is committed to maintaining or improving these graduate employment rates and newly acquired schools will be expected to meet similar graduate employment success standards.

  Making Capital Investments. The Company makes substantial annual investments in its facilities and equipment to attract, retain and prepare students for the increasing technical demands of the workplace. The students at each of the Company's campuses study in comfortable, modern facilities equipped with current, industry-specific equipment and technology.

  Emphasizing School Management Autonomy and Accountability. The Company provides significant autonomy and appropriate performance-based incentives to its campus-level managers, which the Company believes offers important benefits for the organization. The Company believes these policies foster among campus-level administrative personnel an important sense of personal responsibility for achieving campus performance objectives. The Company also believes its willingness to grant local autonomy provides the Company and its schools with a significant advantage in recruiting and retaining highly-motivated individuals with an entrepreneurial spirit. Management of each of the Company's campuses is principally directed by a campus president and local managers, who are accountable for the campuses' operations and profitability. Business strategy, finance and consolidation accounting functions are, however, centralized at the Company's executive offices in Hoffman Estates, Illinois. When a new school is acquired, the Company evaluates the capabilities of existing campus management personnel, and typically retains a significant portion, which contributes to the Company's ability to rapidly integrate acquired schools into its system. The Company also determines the acquired school's needs for additional or stronger managers in key areas and, where necessary, takes appropriate action by hiring new managers or assigning experienced staff to the school's campuses.

GROWTH STRATEGY

  The Company believes it can achieve superior long-term growth in revenue and profitability by continuing to expand existing operations and acquire additional schools in attractive North American markets. The Company believes it can achieve additional growth in the future by establishing new campuses and also by entering new service areas and expanding internationally.

  Expanding Existing Operations. The Company believes that the Company's existing 19 campuses can achieve significant internal growth in enrollment, revenue and profitability. The Company is executing its business and operating strategy, including all of the elements described above, to accomplish this growth. The Company believes that expansion of operations at its existing schools, along with acquisitions of new schools, will be the primary generators of the Company's growth in the near term.

  Acquiring Additional North American Schools. To date, the Company has grown by acquiring new schools in the U.S. and Canada and then applying its expertise in marketing and school management to increase enrollment, revenue and profitability at those schools. The Company expects that this process will continue to be one of the most important elements of its growth strategy. The Company has an active acquisition program and from time to time engages in, and is currently engaged in, evaluations of, and discussions with, possible acquisition candidates, including evaluations and discussions relating to acquisitions that may be material in size and/or scope. However, the Company currently has no agreements or commitments with respect to any pending acquisitions. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations-- Acquisitions."

  The Company makes selective acquisitions of for-profit, career-oriented schools which have a capable senior faculty and operations staff, as well as quality educational programs which stand to benefit from the Company's educational focus, marketing and operating strengths. The Company targets schools which it believes have the potential to generate superior financial performance. Generally, such schools demonstrate the following characteristics:

  . Success--Demonstrating the ability to attract, retain and place students, while meeting applicable federal and state regulatory criteria and accreditation standards;

  . "Schools of Choice"--Possessing leading reputations in career-oriented disciplines within local, regional and national markets;

  . Marketable Curricula--Offering programs with high value-added content and relevant training to provide students with the skills necessary to obtain attractive jobs and advance in their selected fields;

  . Broad Marketability--Attracting students from each of the high school, adult, foreign and contract training market segments; and

  . Attractive Facilities and Geographic Locations--Providing geographically desirable locations and modern facilities to attract students and preparing them for the demands of the increasingly competitive work place.

  The Company believes that significant opportunities exist for growth through acquisition. Some opportunities result from institutions having limited resources to manage increasingly complex regulations or to fund the significant cost of developing new educational programs necessary to meet changing demands of the employment market. The Company believes that a substantial number of schools exhibiting the characteristics described above exist in the U.S. market and that such schools can be successfully integrated into the Company's marketing and administrative structure.

  The Company believes that there are also a significant number of potential acquisition candidates and opportunities for growth in Canada. The Company believes that favorable trends, similar to those occurring in the U.S., are positively affecting the Canadian career-oriented postsecondary education market, but that competition in Canada is not currently as intense as in the United States. Few of the largest U.S. operators of postsecondary career-oriented schools presently have a significant Canadian presence. The Company believes that, given its existing Canadian operations, it is well-positioned to take advantage of these opportunities.

  The Company analyzes potential acquisition targets for their long-term profit potential, enrollment potential and long-term demographic trends, concentration of likely employers within the region, level of competition, facility costs and availability and quality of management and faculty. The Company carefully investigates any potential acquisition target for its history of regulatory compliance, both as an indication of future regulatory costs and compliance issues and as an indication of the school's overall condition. Significant regulatory compliance issues in the school's past generally will remove a school from the Company's consideration as an acquisition candidate.

  After the Company has completed an acquisition of one or more schools, the Company immediately begins to apply its business strategy to boost enrollment and improve the acquired schools' profitability. The Company assists acquired schools in achieving their potential through a highly focused and active management role, as well as through capital contributions. The Company selectively commits resources to improve marketing, advertising, administration and regulatory compliance at each acquired school. Further resources may also be committed to enhance management depth. The Company retains acquired schools' brand names to take advantage of their established reputation in local, regional and/or national markets as "schools of choice."

  By acquiring new schools, CEC is also able to realize economies of scale in terms of its management information systems, accounting and audit functions, employee benefits and insurance procurement. The Company also benefits from the exchange of ideas among school administrators regarding teacher training, student retention programs, recruitment, curriculum, financial aid and student placement programs.

  Establishing New Campuses. Although, to date, the Company has only added new campuses through acquisitions, in the future the Company expects to develop, open and operate new campuses itself. These new campuses will most likely be established as additional locations of existing institutions, but also may be established as entirely separate, free-standing institutions. Opening new campuses would enable the Company to capitalize on new markets or geographic locations that exhibit strong enrollment potential and/or the potential to establish a successful operation in one of the Company's core curricula areas. The Company believes that this strategy will allow it to continue to grow rapidly even if appropriate acquisition opportunities are not readily available. The Company has not yet developed specific plans for any new campuses, nor made any determination as to when it will first develop, open and operate a new campus.

  Entering New Service Areas. While the Company expects that its current career-oriented school operations will continue to provide the substantial majority of its revenue in the near term, the Company plans to develop new education-related services which the Company believes offer strong long-term growth potential. Among the service areas being actively considered are distance learning (offering educational products and services for working adults through video, Internet and other distribution channels) and educational publishing (producing and marketing educational publications). The Company also plans to expand its contract training business (providing customized training on a contract basis for business and government organizations), currently a limited part of the operations of a few of its schools. Though the Company has not yet actively targeted the growing market for contract training services, the Company believes that contract training can become a much more significant part of its business.

  Expanding Internationally. Although all of the Company's current operations are located in North America, the Company believes that trends similar to those impacting the market for career-oriented postsecondary education in the U.S. and Canada are occurring outside of North America. As a result, the Company believes that there may be significant international opportunities in private, for-profit postsecondary education. To take advantage of these opportunities, the Company may at some time in the future elect to acquire or establish operations outside North America.

STUDENT RECRUITMENT

  The Company's schools seek to attract students with both the desire and ability to complete their academic programs. Therefore, to produce interest among potential students, each of the Company's schools engages in a wide variety of marketing activities.

  The Company believes that the reputation of its schools in local, regional and national business communities and the recommendations of satisfied former students are important factors contributing to success in recruiting new students. CEC works to further enhance the qualities that make its schools "schools of choice" within their geographic locations. Each school's admissions office is charged with marketing its school's programs through a combination of admissions representatives, direct mailings and radio, television and print media advertising, in addition to providing the information needed by prospective students to assist them in making their enrollment decisions.

  The Company's schools employ approximately 190 admissions representatives, each of whom focuses his or her efforts solely on the following areas: (i) out-of-area (correspondence) recruiting, (ii) high school recruiting or (iii) in-house (adult) recruiting. Correspondence representatives work with students who live outside of the immediate school area to generate interest through correspondence with potential enrollees who have learned of the school through regional or national advertising. The Company believes it is able to significantly boost enrollment by targeting students outside of the local population. High school recruiting representatives conduct informational programs at local secondary schools and follow up with interested students outside of school, either at their homes or on the CEC school campus. The interpersonal relationships formed with high school counselors and faculty may have significant influence over a potential student's choice of school. CEC believes that the relationships of its schools' representatives with the counseling departments of high schools are good and that the brand awareness and placement rates of its schools assist representatives in gaining access to counselors. In-house representatives are also available to speak with prospective students who visit campuses and to respond to calls generated through the school's advertising campaigns. Representatives interview and advise students interested in specific careers to determine the likelihood of their success in completing their educational programs. The admissions representatives are full-time, salaried employees of the schools. Regulations of the DOE prevent the Company from giving its employees incentive compensation based, directly or indirectly, upon the number of students recruited.

  The Company also engages in significant direct mail campaigns. Mailing lists are purchased from a variety of sources, and brochures are mailed regularly during the course of the year, with frequency determined by the number of school starts in a given year. The Company believes direct mailings offer a fast and cost-effective way to reach a targeted population.

  In addition, each school develops advertising for a variety of media, including radio, television and the Internet, which is run locally, regionally and sometimes nationally. While multi-media advertising is generally more appropriate for local markets, certain initiatives have been successfully utilized on a national basis. CEC has found infomercials to be a particularly effective tool nationally because their length enables schools to convey a substantial amount of information about their students, their faculty, their facilities and, most importantly, their course offerings. The Company also believes that the personal flavor of the presentation typical of infomercials is well-suited to attracting potential applicants. As an additional marketing tool, all of the Company's schools have established web sites, which can be easily accessed for information about these schools and their educational programs. Although the Company retains independent advertising agencies, the Company designs and produces a portion of its direct marketing and multi-media advertising and communications in-house, through Market Direct, Inc., a wholly-owned subsidiary ("Market Direct"). While a majority of Market Direct's operations involve designing and producing advertising for the Company, Market Direct also provides these services to other businesses outside of the postsecondary education industry as opportunities arise.

  The Company closely monitors the effectiveness of its marketing efforts. The Company estimates that, in 1997, admissions representatives were responsible for attracting approximately 25% of student enrollments, direct mailings were responsible for approximately 15%, television, radio and print media advertising were responsible for approximately 40%, and the remaining approximately 20% was attributable to various other methods.

STUDENT ADMISSIONS AND RETENTION

  The admissions and entrance standards of each school are designed to identify those students who are best equipped to meet the requirements of their chosen fields of study. The most important qualifications for students include a strong desire to learn, passion for their area of interest, initiative and a high likelihood of successfully completing their programs. These characteristics are generally identified through personal interviews by admissions representatives. The Company believes that a success-oriented student body results in higher retention and placement rates, increased satisfaction on the part of students and their employers and lower student default rates on government loans. To be qualified for admission to one of the Company's schools, each applicant must have a high school diploma or a General Education Development (GED) certificate. Many of the Company's schools also require that applicants obtain certain minimum scores on academic assessment examinations. For 1997, approximately 30% of entering students at the Company's campuses matriculated directly from high school.

  The Company recognizes that its ability to retain students until graduation is an important indicator of its success and that modest improvements in retention rates can result in meaningful increases in school revenue and profitability. As with other postsecondary educational institutions, many of the Company's students do not complete their programs for a variety of personal, financial or academic reasons. As a result, student retention is considered an entire school's responsibility, from admissions to faculty and administration to career counseling services. To minimize student withdrawals, faculty and staff members at each of the Company's campuses strive to establish personal relationships with students. Each campus devotes staff resources to advising students regarding academic and financial matters, part-time employment and other matters that may affect their success. However, while there may be many contributors, each campus has one administrative employee specifically responsible for monitoring and coordinating the student retention efforts. In addition, the Company's senior management regularly tracks retention rates at each campus and provides feedback and support to appropriate local campus administrators.

CURRICULUM DEVELOPMENT AND FACULTY

  The Company believes that curriculum is the single most important component of its operations, because students choose, and employers recruit from, career-oriented schools based on the type and quality of technical education offered. The curriculum development efforts of the Company's schools are a product of their operating partnership with students and the business and industrial communities.

  The relationship of each of the Company's schools with the business community plays a significant role in the development and adaptation of school curriculum. Each school has one or more curriculum advisory boards comprised of members of the local and/or regional business community who are engaged in businesses directly related to the educational programs provided by the school. These boards provide valuable input to the school's education department, which allows the school to keep its curriculum current and provide graduates with the training and skills that these employers seek.

  CEC also endeavors to enhance and maintain the relevancy of its curriculum by soliciting ideas through student and employer surveys and by requiring students in selected programs to complete an internship during their school experience. CEC has developed a number of techniques designed both to gain valuable industry insight for ongoing curriculum development and enhance the overall student experience. These techniques include (i) classroom discussions with industry executives, (ii) part-time job placement within a student's industry of choice, and (iii) classroom case studies that are based upon actual industry issues.

  CEC's schools are in continuous contact with employers through their faculty, who are industry professionals. The schools hire a significant number of part-time faculty holding positions in business and industry because specialized knowledge is required to teach many of the schools' courses and to provide students with current, industry-specific training. The schedules of business and industry professionals often permit them to teach the many evening courses offered by the Company's schools. Unlike traditional four-year colleges, instructors in the Company's schools are not awarded tenure and are evaluated, in part, based upon student evaluations. As of February 28, 1998, the Company's schools employed approximately 950 faculty members, of which approximately 25% were full-time employees of the Company and approximately 75% had been hired on a part-time, adjunct basis.

SCHOOL ADMINISTRATION

  CEC provides significant operational autonomy and appropriate performance-based compensation to local school administrators who have demonstrated the ability to undertake such responsibility, based on the Company's belief that success is driven by performance at the local level through enrollment growth, student retention rates and placement rates. In addition, each CEC school requires, to a certain extent, different resources and operating tactics due to a variety of factors, including curriculum, demographics, geographic location and size. Management of each of the Company's schools is principally in the hands of a school president who has accountability for the school's operations and profitability. Each CEC school has five primary operating departments: admissions, financial aid, education, placement and accounting.

  Business strategy, finance and consolidation accounting functions are centralized at the Company's corporate headquarters. CEC's corporate staff develops long-term and short-term operating strategies for the schools and works closely with local administrators to accomplish their goals and ensure adherence to Company strategy. CEC maintains stringent quality standards and controls at both the corporate and individual school levels. Activities at the corporate level include regular reporting processes which track the vital statistics of each school's operations, including enrollments, placements, leads, retention rates and financial data. These reports provide real-time data which allow management to monitor the performance of each campus. Each operating department at the campus level is also required to compile certain quantitative reports at regular intervals, including reports on admissions, financial aid, academic performance and placement.

  CEC uses a number of quality and financial controls. Information is tracked through an advanced, PC-based management information system, which currently runs on a decentralized basis, but also allows centralized access to account information.

TUITION AND FEES

  Currently, total tuition for completion (on a full-time basis) of a 12-month diploma program offered by the Company's schools ranges from $5,700 to $14,270, for completion of an associate degree program ranges from $12,600 to $22,770, and for completion of a bachelor's degree program ranges from $31,800 to $37,080. In addition to these tuition amounts, students at the Company's schools typically must purchase textbooks and supplies as part of their educational programs.

  The Company's institutions bill students for their tuition and other institutional charges based on the specific instructional format or formats of the school's educational programs. Each institution's refund policies must meet the requirements of the DOE and such institution's state and accrediting agencies. Generally, under the DOE's requirements, if a first-time student ceases attendance before the point in time that is 60% of the period of enrollment for which the student has been charged, the institution will refund institutional charges based on the amount of time for which the student paid but did not attend. After a student has attended 60% or more of the term, the institution will retain 100% of the institutional charges for that period of enrollment. After the student's first enrollment period, the institution refunds institutional charges for subsequent periods of enrollment based on the number of weeks remaining in the period of enrollment in which the student withdrew. Certain state refund requirements, where more beneficial to the students, are applied when determining refunds for students.

GRADUATE EMPLOYMENT

  The Company believes that employment of graduates of its schools in occupations related to their fields of studies is critical to the reputation of the schools and their ability to continue to recruit students successfully. The Company believes that its schools' most successful form of recruiting is through referrals from satisfied graduates. A strong placement office is important to maintain and elevate the school's reputation, as well as managing the rate at which former students default on their loans.

  CEC devotes a significant amount of time and resources to student placement, which the Company believes to be the ultimate indicator of its success. The Company believes that its average placement rate (calculated according to the criteria discussed below), which was in excess of 87% for calendar year 1997 graduates, is attractive to prospective students and provides a competitive advantage. Student placement is a top priority of each CEC school beginning on the first day of student enrollment. This approach heightens the students' awareness of the placement department and keeps students focused on their goal--job placement within their field of choice. Moreover, each CEC school includes in its curriculum a career development course which provides instruction in the preparation of resumes, cover letters, networking and other essential job-search tools. Placement office resources are regularly available to CEC school graduates. With such assistance, the Company's graduates find employment with a wide variety of businesses located not only in the schools' local markets but also regionally and nationally.

  Each campus' placement department also plays a role in marketing the campus' curriculum to the business community to produce job leads for graduates. Approximately 50 employees work in the placement departments of the Company's campuses. Placement counselors participate in professional organizations, advisory boards, trade shows and community events to keep apprised of industry trends and maintain relationships with key employers. Partnerships with local and regional businesses are established through internships and curriculum development programs and facilitate placement of graduates in local and regional businesses. The placement department also assists current students in finding part-time jobs while attending school. These part-time placements often lead to permanent positions.

  Based on information received from graduating students and employers (by survey), the Company believes that of the 4,713 students graduating from its schools during the fiscal year ended December 31, 1996 who are available graduates (available graduates excludes students who are continuing their education, are in active military service or are disabled or deceased, as well as students from foreign countries who are legally ineligible to work in the United States), 87.5% obtained employment in fields related to their program of study as of June 30 or earlier of the year following their graduation.

  The reputation of the Gibbs schools allows them to charge fees to employers upon placement of many of their students. The Company's other schools do not currently receive such placement fees, nor, the Company believes, do any of the Company's principal proprietary competitors. The Company believes that, as an additional source of revenue, it may be able to replicate the Gibbs placement fee program at other CEC schools.

TECHNOLOGY

  CEC is committed to providing its students access to the technology necessary for developing skills required to succeed in the careers for which they are training. Through regular consultation with business representatives, the Company ensures that all its schools provide their students with industry-current computer hardware, computer software and equipment meeting industry-specific technical standards. In each program, students use the types of equipment that they will eventually use in their careers of choice. For example, graphic animation students use sophisticated computer multimedia animation and digital video editing equipment and supplies, and visual communication and design technologies students make significant use of technologies for computer-related design and layout and digital pre-press applications.

EMPLOYEES

  As of February 28, 1998, CEC and its schools had a total of approximately 1,040 full-time and 990 part-time employees. Neither the Company nor any of its schools has any collective bargaining agreements with its employees. The Company considers its relations with its employees to be good.

COMPETITION

  The postsecondary education market, consisting in the U.S. of approximately 7,000 accredited universities, colleges and schools, is highly fragmented and competitive, with no single institution having a significant market share. CEC's schools compete with traditional public and private two-year and four-year colleges and universities, other proprietary schools and alternatives to higher education such as immediate employment and military service. Certain private and public colleges and universities may offer courses of study similar to those of the Company's schools. Some public institutions are able to charge lower tuition than the Company's schools due in part to government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to proprietary schools. However, tuition at private, non-profit institutions is, on average, higher than the average tuition rates of the Company's schools. Other proprietary career-oriented schools also offer programs that compete with those of the Company's schools. The Company believes that its schools compete with other educational institutions principally based upon quality of their educational programs, reputation in the business community, costs of programs and graduates' ability to find employment. Some of the Company's competitors in both the public and private sectors may have substantially greater financial and other resources than the Company.

  Changes in the regulatory environment have stimulated consolidation in the postsecondary education industry. Regulations adopted in recent years have tightened standards for educational content, established stricter permissible student outcomes (i.e., completion, placement and federal loan default rates) and created more stringent standards for the evaluation of a school's financial responsibility and administrative capability. As a result, certain career-oriented schools have been forced to close because they lacked sufficient quality or financial resources or could not manage the increased regulatory burden. At the same time, despite increasing demand, potential new entrants face significant barriers to entry due to the highly regulated nature of the industry and the considerable expense of start-up operations.

FINANCIAL AID AND REGULATION

  Accreditation. Accreditation is a non-governmental process through which an institution submits itself to qualitative review by an organization of peer institutions. The three types of accrediting agencies are (i) national accrediting agencies, which accredit institutions on the basis of the overall nature of the institutions without regard to their locations, (ii) regional accrediting agencies, which accredit institutions located within their geographic areas and (iii) programmatic accrediting agencies, which accredit specific educational programs offered by an institution. Accrediting agencies primarily examine the academic quality of the instructional programs of an institution, and a grant of accreditation is generally viewed as certification that an institution's programs meet generally accepted academic standards. Accrediting agencies also review the administrative and financial operations of the institutions they accredit to ensure that each institution has the resources to perform its educational mission.

  Pursuant to provisions of the Higher Education Act of 1965, as amended (the "HEA"), the U.S. Department of Education (the "DOE") relies on accrediting agencies to determine whether institutions' educational programs qualify them to participate in the programs of federal student financial assistance administered pursuant to Title IV of the HEA (the "Title IV Programs"). The HEA specifies certain standards that all recognized accrediting agencies must adopt in connection with their review of postsecondary institutions. Accrediting agencies that meet the DOE standards are recognized as reliable arbiters of educational quality. All of the Company's U.S. campuses are accredited by an accrediting agency recognized by the DOE. Thirteen of the Company's campuses are accredited by the Accrediting Council for Independent Colleges and Schools ("ACICS"), three of the Company's campuses are accredited by the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT") and one of the Company's campuses is accredited by the Accrediting Commission for Community and Junior Colleges of the Western Association of Schools and Colleges ("WASC/ACCJC"). In addition, four of the campuses' interior design programs are accredited by the Foundation for Interior Design Education Research ("FIDER") and two of the campuses' culinary arts programs are accredited by the American Culinary Federation Educational Institute Accrediting Commission ("ACFEI"); FIDER and ACFEI are not recognized by the DOE for Title IV Program eligibility purposes. The HEA requires each recognized accrediting agency to submit to a periodic review of its procedures and practices by the DOE as a condition of its continued recognition.

  The HEA requires accrediting agencies recognized by the DOE to review many aspects of an institution's operations to ensure that the education or training offered by the institution is of sufficient quality to achieve, for the duration of the accreditation period, the stated objective for which the education or training is offered. Under the HEA, a recognized accrediting agency must perform regular inspections and reviews of institutions of higher education, including unannounced site visits to institutions that provide career-oriented education and training. An accrediting agency may place an institution on "reporting" status in order to monitor one or more specified areas of the institution's performance. An institution placed on reporting status is required to report periodically to its accrediting agency on that institution's performance in the specified areas. Several of the Company's institutions currently are on reporting status, requiring them regularly to report their placement or retention results or both to their accrediting agency. However, the Company expects all but three of these institutions, IAMD-U.S. in Chicago, Brown and Collins, to be removed from such reporting status in 1998. IAMD-U.S. in Chicago has also been and will continue to be on financial reporting status to ACICS during 1998, based solely on the financial status of IAMD-U.S. in Chicago under its previous ownership. While on reporting status, an institution may be required to seek the permission of its accrediting agency to open and commence instruction at new locations.

  Student Financial Assistance. Students attending the Company's schools finance their education through a combination of family contributions, individual resources (including earnings from full or part-time employment) and government-sponsored financial aid. The Company estimates that over 71% of the students at its U.S. schools receive some government-sponsored (federal or state) financial aid. For the 1996-97 award year (July 1, 1996 to June 30,
1997), approximately 81% of the Company's U.S. tuition and fee revenue (on a cash basis) was derived from some form of such financial aid received by the students of its schools. In addition, students attending IAMD-Canada receive government-sponsored financial aid.

  To provide students access to financial assistance available through the Title IV Programs, an institution, including its additional locations, must be
(i) authorized to offer its programs of instruction by the relevant agencies of the state in which it and its additional campuses, if any, are located,
(ii) accredited by an accrediting agency recognized by the DOE and (iii) certified as eligible by the DOE. In addition, the institution must ensure that Title IV Program funds are properly accounted for and disbursed in the correct amounts to eligible students.

  Under the HEA and its implementing regulations, each of the Company's campuses that participates in the Title IV Programs must comply with certain standards on an institutional basis, as more specifically identified below. For purposes of these standards, the regulations define an institution as a main campus and its additional locations, if any. Under this definition, each of the Company's U.S. campuses is a separate institution, except for The Katharine Gibbs School in Piscataway, New Jersey, which is an additional location of The Katharine Gibbs School in Montclair, New Jersey, and the School of Computer Technology in Fairmont, West Virginia, which is an additional location of the School of Computer Technology in Pittsburgh, Pennsylvania.

  Nature of Federal Support for Postsecondary Education in the U.S. While many of the states support public colleges and universities primarily through direct state subsidies, the federal government provides a substantial part of its support for postsecondary education in the form of grants and loans to students who can use this support at any institution that has been certified as eligible by the DOE. The Title IV Programs have provided aid to students for more than 30 years and, since the mid-1960's, the scope and size of such programs have steadily increased. Since 1972, Congress has expanded the scope of the HEA to provide for the needs of the changing national student population by, among other things, (i) providing that students at proprietary institutions, such as the Company's institutions, are eligible for assistance under the Title IV Programs, (ii) establishing a program for loans to parents of eligible students, (iii) opening the Title IV Programs to part-time students, and (iv) increasing maximum loan limits and in some cases eliminating the requirement that students demonstrate financial need to obtain federally guaranteed student loans. Most recently, the William D. Ford Federal Direct Loan ("FDL") program was enacted, enabling students to obtain loans from the federal government rather than from commercial lenders.

  The process of reauthorizing the HEA by the U.S. Congress, which takes place approximately every five years, has begun and is expected to be completed in 1998. The Committee on Education and the Workforce of the U.S. House of Representatives recently reported out of committee its reauthorization legislation. This legislation proposes numerous amendments to the HEA. For example, this legislation would amend the HEA as follows: (i) to establish the authorized Pell maximum at $4,500 for academic year 1999-2000; (ii) to eliminate from participation in all the Title IV Programs any institution that loses its eligibility to participate in the guaranteed loan programs because of high cohort default rates; (iii) to change the interest rate formula for Federal Family Education Loan ("FFEL") program loans; (iv) to allow for the single disbursement of an FFEL loan if the loan is for a period of time that is only one semester, one trimester, one quarter or four months; (v) to require the Secretary to discharge a student's liability on a loan if the institution fails to make a refund owed to the student; and (vi) to require the Secretary to notify the appropriate State and accrediting agency when taking action against an institution.

  Students at the Company's institutions receive grants, loans and work opportunities to fund their education under several of the Title IV Programs, of which the two largest are the FFEL program and the Federal Pell Grant ("Pell") program. The Company's institutions also participate in the Federal Supplemental Educational Opportunity Grant ("FSEOG") program, and some of them participate in the Federal Perkins Loan ("Perkins") program and the Federal Work-Study ("FWS") program. One of the Company's institutions is an active participant in the FDL program.

  Most aid under the Title IV Programs is awarded on the basis of financial need, generally defined under the HEA as the difference between the cost of attending an educational program and the amount a student can reasonably contribute to that cost. All recipients of Title IV Program funds must maintain a satisfactory grade point average and progress in a timely manner toward completion of their program of study.

  Pell. Pell grants are the primary component of the Title IV Programs under which the DOE makes grants to students who demonstrate financial need. Every eligible student is entitled to receive a Pell grant; there is no institutional allocation or limit. For the 1997-98 award year, Pell grants range from $400 to $2,700 per year. Amounts received by students enrolled in the Company's U.S. institutions in the 1996-97 award year under the Pell program equaled approximately 12% of the Company's U.S. tuition and fee revenue.

  FSEOG. FSEOG awards are designed to supplement Pell grants for the neediest students. FSEOG grants generally range in amount from $100 to $4,000 per year; however, the availability of FSEOG awards is limited by the amount of those funds allocated to an institution under a formula that takes into account the size of the institution, its costs and the income levels of its students. The Company is required to make a 25% matching contribution for all FSEOG program funds disbursed. Resources for this institutional contribution may include institutional grants, scholarships and other eligible funds (i.e., funds from foundations and other charitable organizations) and, in certain states, portions of state scholarships and grants. During the 1996-97 award year, the Company's required 25% institutional match was met by approximately $110,000 in funds from its institutions and approximately $177,000 in funds from state scholarships and grants and from foundations and other charitable organizations. Amounts received by students in the Company's institutions under the federal share of the FSEOG programs in the 1996-97 award year equaled approximately 1% of the Company's U.S. tuition and fee revenue.

  FFEL and FDL. The FFEL program consists of two types of loans, Stafford loans, which are made available to students, and PLUS loans, which are made available to parents of students classified as dependents. Under the FDL program, students may obtain loans directly from the DOE rather than commercial lenders. The conditions on FDL loans are generally the same as on loans made under the FFEL program. Certain of the Company's institutions have been selected by the DOE to participate in the FDL program. Under the Stafford loan program, a student may borrow up to $2,625 for the first academic year, $3,500 for the second academic year and, in some educational programs, $5,500 for each of the third and fourth academic years. Students with financial need qualify for interest subsidies while in school and during grace periods. Students who are classified as independent can increase their borrowing limits and receive additional unsubsidized Stafford loans. Such students can obtain an additional $4,000 for each of the first and second academic years and, depending upon the educational program, an additional $5,000 for each of the third and fourth academic years. The obligation to begin repaying Stafford loans does not commence until six months after a student ceases enrollment as at least a half-time student. Amounts received by students in the Company's institutions under the Stafford program in the 1996-97 award year equaled approximately 44% of the Company's U.S. tuition and fee revenue (on a cash basis). PLUS loans may be obtained by the parents of a dependent student in an amount not to exceed the difference between the total cost of that student's education (including allowable expenses) and other aid to which that student is entitled. Amounts received by students in the Company's institutions under the PLUS program in the 1996-97 award year equaled approximately 11% of the Company's U.S. tuition and fee revenue (on a cash basis).

  The Company's schools and their students use a wide variety of lenders and guaranty agencies and have not experienced difficulties in identifying lenders and guaranty agencies willing to make federal student loans. Additionally, the HEA requires the establishment of lenders of last resort in every state to ensure that students at any institution that cannot identify such lenders will have access to the FFEL program loans.

  Perkins. Eligible undergraduate students may borrow up to $3,000 under the Perkins program during each academic year, with an aggregate maximum of $15,000, at a 5% interest rate and with repayment delayed until nine months after the borrower ceases to be enrolled on at least a half-time basis. Perkins loans are made available to those students who demonstrate the greatest financial need. Perkins loans are made from a revolving account, 75% of which was initially capitalized by the DOE. Subsequent federal capital contributions, with an institutional match in the same proportion, may be received if an institution meets certain requirements. Each institution collects payments on Perkins loans from its former students and loans those funds to currently enrolled students. Collection and disbursement of Perkins loans is the responsibility of each participating institution. During the 1996-97 award year, the Company collected approximately $543,000 from its former students in repayment of Perkins loans. In the 1996-97 award year, the Company's required matching contribution was approximately $47,000. The Perkins loans disbursed to students in the Company's institutions in the 1996-97 award year equaled approximately 1% of the Company's U.S. tuition and fee revenue. In 1995, the Gibbs institutions voluntarily chose to discontinue participation in the Perkins program. IAMD-U.S., SCT and Western Culinary also do not participate in the Perkins program.

  FWS. Under the FWS program, federal funds are made available to pay up to 75% of the cost of part-time employment of eligible students, based on their financial need, to perform work for the institution or for off-campus public or non-profit organizations. During the 1996-97 award year, the Company's institutions and other organizations provided matching contributions totaling approximately $70,000. At least 5% of an institution's FWS allocation must be used to fund student employment in community service positions. In general, FWS earnings are not used for tuition and fees. However, in the 1996-97 award year, the federal share of FWS earnings equalled 0.2% of the Company's U.S. tuition and fee revenue.

  Federal Oversight of the Title IV Programs. The substantial amount of federal funds disbursed through the Title IV Programs coupled with the large numbers of students and institutions participating in those programs have led to instances of fraud, waste and abuse. As a result, the United States Congress has required the DOE to increase its level of regulatory oversight of institutions to ensure that public funds are properly used. Each institution which participates in the Title IV Programs must annually submit to the DOE an audit by an independent accounting firm of that institution's compliance with the Title IV Program requirements, as well as audited financial statements. The DOE also conducts compliance reviews, which include on-site evaluations, of several hundred institutions each year, and directs student loan guaranty agencies to conduct additional reviews relating to the FFEL programs. In addition, the Office of the Inspector General of the DOE conducts audits and investigations of institutions in certain circumstances. Under the HEA, accrediting agencies and state licensing agencies also have responsibilities for overseeing institutions' compliance with Title IV Program requirements. As a result, each participating institution, including each of the Company's institutions, is subject to frequent and detailed oversight and must comply with a complex framework of laws and regulations or risk being required to repay funds or becoming ineligible to participate in the Title IV Programs. In addition, because the DOE periodically revises its regulations (e.g., in November 1997, the DOE published new regulations with respect to financial responsibility standards to take effect July 1, 1998) and changes its interpretation of existing laws and regulations, there can be no assurance that the DOE will agree with the Company's understanding of each Title IV Program requirement. See "--Financial Responsibility Standards."

  Largely as a result of this increased oversight, the DOE has reported that more than 800 institutions have either ceased to be eligible for or have voluntarily relinquished their participation in some or all of the Title IV Programs since October 1, 1992. This has reduced competition among institutions with respect to certain markets and educational programs.

  Cohort Default Rates. A significant component of the Congressional initiative aimed at reducing fraud, waste and abuse was the imposition of limitations on participation in the Title IV Programs by institutions whose former students defaulted on the repayment of federally guaranteed or funded student loans at an "excessive" rate. Since the DOE began to impose sanctions on institutions with cohort default rates above certain levels, the DOE has reported that more than 600 institutions have lost their eligibility to participate in some or all of the Title IV Programs. However, many institutions, including all of the Company's institutions, have responded by implementing aggressive student loan default management programs aimed at reducing the likelihood of students failing to repay their loans in a timely manner. An institution's cohort default rates under the FFEL and FDL programs are calculated on an annual basis as the rate at which student borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year. An institution that participates in both the FFEL and FDL programs, including one of the Company's institutions, receives a single "weighted average" cohort default rate in place of an FFEL or FDL cohort default rate. Any institution whose cohort default rate equals or exceeds 25% for any one of the three most recent federal fiscal years may be found by the DOE to lack administrative capability and, on that basis, placed on provisional certification status for up to four years. Provisional certification status does not limit an institution's access to Title IV Program funds but does subject that institution to closer review by the DOE and possible summary adverse action if that institution commits violations of the Title IV Program requirements. Any institution whose cohort default rates equal or exceed 25% for three consecutive years will no longer be eligible to participate in the FFEL or FDL programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. In addition, an institution whose cohort default rate for any federal fiscal year exceeds 40% may have its eligibility to participate in all of the Title IV Programs limited, suspended or terminated. Since the calculation of cohort default rates involves the collection of data from many non-governmental agencies (i.e., lenders, private guarantors or servicers), as well as the DOE, the HEA provides a formal process for the review and appeal of the accuracy of cohort default rates before the DOE takes any action against an institution based on such rates.

  None of the Company's institutions has had a published FFEL or FDL cohort default rate of 25% or greater for three consecutive federal fiscal years. For federal fiscal year 1995, the published cohort default rates for the Company's institutions ranged from a low of 10.7% to a high of 27.4%. The average cohort default rates for proprietary institutions nationally were 23.9%, 21.1% and 19.9% in federal fiscal years 1993, 1994 and 1995, respectively. Gibbs-Norwalk is the only one of the Company's institutions that received a cohort default rate for federal fiscal year 1995 that exceeds 25%, which rate, after adjustment by the DOE, is 27.0%. In addition, two of the Company's institutions, including Gibbs-Norwalk, have had an FFEL cohort default rate exceeding 25% in one of the last three federal fiscal years for which such rates have been published. To date, neither of these institutions has been placed on provisional certification status as a result of FFEL cohort default rates in excess of 25%.

  The following table sets forth the cohort default rates for the Company's institutions which receive funds under Title IV Programs for federal fiscal years 1993, 1994 and 1995, based on the most recent determination received from the DOE:

                                                               COHORT DEFAULT
                                                                    RATE
                                                              -----------------
                              SCHOOL                          1995  1994  1993
                              ------                          ----- ----- -----
      AL COLLINS GRAPHIC DESIGN SCHOOL
        Tempe, AZ............................................ 13.8% 19.3% 28.4%
      ALLENTOWN BUSINESS SCHOOL
        Allentown, PA........................................ 10.7%  7.1% 14.9%
      BROOKS COLLEGE
        Long Beach, CA....................................... 18.4% 18.4% 16.2%
      BROWN INSTITUTE
        Mendota Heights, MN.................................. 18.1% 19.6% 18.6%
      WESTERN CULINARY INSTITUTE
        Portland, OR......................................... 14.3% 11.4% 14.3%
      SCHOOL OF COMPUTER TECHNOLOGY
        Pittsburgh, PA and Fairmont, WV...................... 11.2%  9.3% 14.6%
      THE KATHARINE GIBBS SCHOOLS
        Boston, MA........................................... 16.9% 16.7% 18.6%
        Melville, NY......................................... 16.0% 17.7% 18.2%
        Montclair, NJ and Piscataway, NJ..................... 16.3% 16.0% 19.2%
        New York, NY......................................... 14.5% 18.9% 17.5%
        Norwalk, CT.......................................... 27.4% 17.7% 24.0%
        Providence, RI....................................... 14.8% 13.1% 17.3%
      INTERNATIONAL ACADEMY OF MERCHANDISING & DESIGN (U.S.)
        Chicago, IL.......................................... 15.5% 13.3% 15.0%
        Tampa, FL............................................ 13.3% 15.0% 17.3%

  In addition, if an institution's cohort default rate for loans under the Perkins program exceeds 15% for any federal award year (i.e., July 1 through June 30), that institution may be placed on provisional certification status for up to four years. Nine of the Company's institutions have Perkins cohort default rates in excess of 15% for students who were scheduled to begin repayment in the 1995-96 federal award year, the most recent year for which such rates have been calculated. These institutions are Allentown, Brown, Collins, Gibbs-Boston, Gibbs-Melville, Gibbs-Montclair, Gibbs-New York, Gibbs-Norwalk and Gibbs-Providence. The Perkins program cohort default rates for these nine institutions ranged from 20.7% to 64.3%. Thus, these institutions could be placed on provisional certification status, which would subject them to closer review by the DOE and possible summary adverse action if they commit any violation of the Title IV Program requirements. However, to date, none of these institutions has been placed on such status for this reason. In 1995, the Gibbs institutions voluntarily chose to discontinue their participation in the Perkins program.

  Each of the Company's institutions has adopted a student loan default management plan. Those plans emphasize the importance of students meeting loan repayment requirements and provide for extensive loan counseling, methods to increase student persistence and completion rates and graduate employment rates, and proactive borrower contacts after students cease enrollment. They may also include the use of external agencies to assist the institution with loan counseling and loan servicing if students cease attending the institution. Those activities are in addition to the loan servicing and collection activities of FFEL lenders and guaranty agencies and FDL servicers.

  Increased Regulatory Scrutiny. The HEA provides for a three-part initiative, referred to as the Program Integrity Triad, intended to increase regulatory scrutiny of postsecondary education institutions. One part of the Program Integrity Triad expands the role of accrediting agencies in the oversight of institutions participating in the Title IV Programs. As a result, the accrediting agencies which review and accredit the Company's campuses have increased the breadth of such reviews and have expanded their examinations in such areas as financial responsibility and timeliness of student refunds. The Program Integrity Triad provisions also require each accrediting agency recognized by the DOE to undergo comprehensive periodic reviews by the DOE to ascertain whether such accrediting agency is adhering to required standards. Each accrediting agency that accredits any of the Company's campuses has been reviewed by the DOE under these provisions and has been approved for recognition by the DOE.

  A second part of the Program Integrity Triad tightened the standards to be applied by the DOE in evaluating the financial responsibility and administrative capability of institutions participating in the Title IV Programs. In addition, the Program Integrity Triad mandated that the DOE periodically review the eligibility and certification to participate in the Title IV Programs of every such eligible institution. By law, all institutions were required to undergo such a recertification review by the DOE by 1997 and are required to undergo such a recertification review every four years thereafter. Under these standards, each of the Company's institutions will be evaluated by the DOE more frequently than in the past. A denial of recertification would preclude an institution from continuing to participate in the Title IV Programs.

  A third part of the Program Integrity Triad required each state to establish a State Postsecondary Review Entity ("SPRE") to review certain institutions within that state to determine their eligibility to continue participating in the Title IV Programs. However, no SPREs are actively functioning. The United States Congress has declined to provide funding for the SPREs in appropriations legislation that has been signed into law and the DOE has not requested any future funding for the SPREs. In its most recent draft of proposals for the 1997 reauthorization of the HEA, the DOE has proposed that the Congress repeal the SPRE program, and a similar repeal is proposed in language adopted by the House Committee on Education and the Workforce.

  Financial Responsibility Standards. All institutions participating in the Title IV Programs must satisfy a series of specific standards of financial responsibility. Institutions are evaluated for compliance with those requirements in several circumstances, including as part of the DOE's quadrennial recertification process and also annually as each institution submits its audited financial statements to the DOE. One standard requires each institution to demonstrate an acid test ratio (defined as the ratio of cash, cash equivalents and current accounts receivable to current liabilities) of at least 1:1 at the end of each fiscal year. Another standard requires that each institution have a positive tangible net worth at the end of each fiscal year. A third standard prohibits any institution from having a cumulative net operating loss during its two most recent fiscal years that results in a decline of more than 10% of that institution's tangible net worth as measured at the beginning of that two-year period. The DOE may measure an institution's financial responsibility on the basis of the financial statements of the institution itself or the financial statements of the institution's parent company, and may also consider the financial condition of any other entity related to the institution.

  An institution that is determined by the DOE not to meet any one of the standards of financial responsibility is nonetheless entitled to participate in the Title IV Programs if it can demonstrate to the DOE that it is financially responsible on an alternative basis. An institution may do so by posting surety either in an amount equal to 50% (or greater, as the DOE may require) of the total Title IV Program funds received by students enrolled at such institution during the prior year or in an amount equal to 10% (or greater, as the DOE may require) of such prior year's funds if the institution also agrees to transfer to the reimbursement system of payment for its Title IV Program funds. The DOE has interpreted this surety condition to require the posting of an irrevocable letter of credit in favor of the DOE.

  In November 1997, the DOE published new regulations regarding financial responsibility to take effect on July 1, 1998. The regulations provide a transition year alternative which will permit institutions to have their financial responsibility for the 1998 fiscal year measured on the basis of either the new regulations or the current regulations, whichever are more favorable. Under the new regulations, the DOE will calculate three financial ratios for an institution, each of which will be scored separately and which will then be combined to determine the institution's financial responsibility. If an institution's composite score is below the minimum requirement for unconditional approval but above a designated threshold level, such institution may take advantage of an alternative that allows it to continue to participate in the Title IV Programs for up to three years under additional monitoring and reporting procedures. If an institution's composite score falls below this threshold level or is between the minimum for unconditional approval and the threshold for more than three consecutive years, the institution will be required to post a letter of credit in favor of the DOE. The Company does not believe that these new regulations will have a material effect on the Company's compliance with the DOE's financial responsibility standards.

  Company Compliance with Financial Responsibility Standards. In reviewing the Company's acquisitions since September 1996, it has been the DOE's practice to measure financial responsibility on the basis of the financial statements of both the institutions and the Company. In its review of the Company's annual financial statements and interim balance sheets, as filed with the DOE in connection with the Company's applications for DOE certification of institutions acquired subsequent to September 1996 to allow such institutions to participate in the Title IV Programs, the DOE has questioned the Company's accounting for certain direct marketing costs and its valuation of courseware and other instructional materials of the Company's recently acquired institutions. The audited financial statements prior to 1997 have been restated to expense as incurred all direct marketing and advertising costs which had previously been deferred. The DOE also previously asserted that the Company did not satisfy the 1:1 acid test ratio based on its fiscal 1996 financial statements, but, after reviewing additional materials submitted by the Company, the DOE has indicated that the Company did in fact satisfy this test.

  As a result of the DOE's concerns regarding the Company's accounting for direct marketing costs and courseware and instructional materials, the DOE has offered the Company the alternative of posting an irrevocable letter of credit in favor of the Secretary of Education with respect to each institution the Company has acquired since September 1996 in a sum sufficient to secure the DOE's interest in the Title IV Program funds administered by the applicable institution. While the Company continues to disagree with the position taken by the DOE, in order to obtain certification of the institutions to resume participation in the Title IV Programs in a timely fashion, and thus to avoid any material interruption in Title IV Program funding for the acquired institutions, the Company has posted, and currently has outstanding, a letter of credit in the amount of $1.9 million, which expires on September 30, 1998, with respect to Western Culinary; a letter of credit in the amount of $12.0 million, which expires on October 31, 1998, with respect to Gibbs; a letter of credit in the amount of $1.2 million, which expires on October 31, 1998, with respect to SCT; and a letter of credit in the amount of $5.3 million, which expires on October 31, 1998, with respect to IAMD-U.S.

  The original letters of credit for Western Culinary and SCT represented 50% of each institution's Title IV Program funding in the prior award year. Subsequently, the DOE increased the level of surety for SCT to, and established the level of surety of Gibbs and IAMD-U.S. at, 75% of the Title IV Program funds that students enrolled at each such institution received in the previous award year. The DOE also has stated that, prior to a determination that the Company satisfies the standards of financial responsibility, the DOE will not consider applications to resume Title IV Program participation on behalf of any institutions that the Company may acquire in the future or applications that seek approval of any action that would expand the Title IV Program participation of any of the Company's U.S. institutions that already is certified for such participation.

  Beginning in October 1997, the DOE imposed a condition that, through September 30, 1998, SCT, Gibbs and IAMD-U.S. may not disburse Title IV Program funds in excess of the total Title IV Program funds that students enrolled at each institution received in the most recent award year for which data are available to the DOE. The DOE has calculated this amount to be $1.6 million in the case of SCT, $16.0 million in the case of Gibbs and $7.0 million in the case of IAMD-U.S. In subsequent discussions, the DOE has agreed to consider potential increases in the Title IV Program funding available to students at the affected institutions, if the Company so requests and with the understanding that the Company would secure any such increase in Title IV Program funding by increasing the applicable letter of credit in an amount commensurate with the additional Title IV Program funding utilized by such students. The DOE has advised the Company that the DOE does not include William D. Ford Federal Direct Loan ("FDL") funds in calculating the amount of any letter of credit and that FDL funds are not considered in determining the total Title IV Program funding available to an affected institution. SCT currently participates in the FDL program, the Gibbs schools are eligible to participate in the FDL program, and the IAMD-U.S. schools are applying for such eligibility.

  The Company has determined that the Title IV funding disbursed to students enrolled at each of SCT, Gibbs and IAMD-U.S. is approaching the funding limitation imposed by the DOE for each such school. The Company believes it can stay within such limitation at Gibbs and IAMD-U.S. for at least the next calendar quarter by utilizing Federal Direct Loans at such schools. Based on current trends, the Company believes SCT could reach its Title IV funding limitation within the next quarter, but, if that occurs, the Company believes it can provide alternative sources of financial aid to students at SCT. The Company has initiated discussions with the DOE, as referenced in the preceding paragraph, to consider an increase in the Title IV funding limitation for SCT, Gibbs and IAMD-U.S., at least until the DOE can conclude its next financial review of the Company, based on the Company expanding the letters of credit that it has posted on behalf of each such school. If IAMD-U.S. cannot begin participation in the FDL program early in the next quarter, it could significantly reduce the Company's ability to provide financial assistance to additional students at IAMD-U.S., which in turn could reduce the Company's ability to enroll such additional students. If the Company were unable to increase aggregate enrollment at SCT, Gibbs and IAMD-U.S. and unable for an extended period to file applications with the DOE for other newly acquired U.S. institutions to seek Title IV Program participation, it could have a material adverse effect on the Company's business, results of operations and financial condition and on its ability to generate sufficient liquidity to continue to fund growth in its operations and purchase other institutions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

  In accordance with applicable law, the DOE will be required to rescind the letters of credit and related requirements if the Company and its U.S. institutions demonstrate that they satisfy the standards of financial responsibility, using accounting treatments that are acceptable to the DOE. After discussions with the DOE, the Company changed its accounting to eliminate deferred direct marketing costs from its financial statements. In the course of further discussions with the DOE, the Company provided additional information regarding the valuation of courseware and instructional materials at one of the recently acquired institutions where such valuation was questioned by the DOE. Based upon these discussions, the Company believes its valuation of courseware and instructional materials to be presented in its 1997 financial statements will not impair a determination by the DOE that the Company is financially responsible. Further, the DOE agreed that in the conduct of its next review of the financial responsibility of the Company and its U.S. institutions, the DOE will consider financial information reflecting the results of the Company's 1998 initial public offering (the "Offering"), as well as the 1997 audited financial statements of each entity. The Company received net proceeds from the Offering of approximately $45.9 million. The Company believes, based on its audited 1997 financial statements, that it satisfies each of the DOE's standards of financial responsibility, except for the tangible net worth ratio. However, the Company believes that based upon the DOE's review of its audited 1997 financial statements and the Company's audited post-Offering balance sheet, the Company will also satisfy the tangible net worth ratio. At the institutional level, the Company believes that each institution that it owned and operated for the entire 1997 fiscal year will satisfy each of the DOE's standards of financial responsibility, based on the DOE's review of the institution's financial position as of December 31, 1997 and the post-Offering balance sheet. Certain of the institutions the Company acquired during 1997 (IAMD-U.S. and four of the Gibbs schools) will show an operating loss for the portion of the 1997 fiscal year that they were owned and operated by the Company. In the event that the DOE considers a part-year operating loss material, and if the DOE does not measure the financial responsibility of such institutions on the basis of the financial position of CEC, the DOE may require the Company to post letters of credit on behalf of such institutions, but management does not believe there would be any basis for the DOE to impose a further Title IV funding limitation on such institutions. Such letters of credit, which would be calculated on an institution-specific basis, would be in amounts substantially less than the letters of credit the Company currently has outstanding. Accordingly, the Company intends to seek the DOE's review of the Company's and its U.S. institutions' audited 1997 financial statements and the Company's post-Offering balance sheet on an expedited basis in April 1998. However, there can be no assurance that the DOE will expedite its review or of the outcome of such review.

  Under a separate standard of financial responsibility, if an institution has made late Title IV Program refunds to students in its prior two years, the institution is required to post a letter of credit in favor of the DOE in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. Based on this standard, since July 1, 1997, the Company has posted a total of $310,000 in additional letters of credit with respect to Brown, Collins, Gibbs-Montclair, Gibbs-New York, SCT and Western Culinary.

  Restrictions on Acquiring or Opening Additional Schools and Adding Educational Programs. An institution which undergoes a change of ownership resulting in a change in control, including all the institutions the Company has acquired or will acquire, must be reviewed and recertified for participation in the Title IV Programs under its new ownership. Pending recertification, the DOE suspends Title IV Program funding to that institution's students except for certain Title IV Program funds that were committed under the prior owner. If an institution is recertified following a change of ownership, it will be on a provisional basis. During the time an institution is provisionally certified, it may be subject to closer review by the DOE and to summary adverse action for violations of Title IV Program requirements, but provisional certification does not otherwise limit an institution's access to Title IV Program funds.

  In addition, the HEA generally requires that proprietary institutions be fully operational for two years before applying to participate in the Title IV Programs. However, under the HEA and applicable regulations, an institution that is certified to participate in the Title IV Programs may establish an additional location and apply to participate in the Title IV Programs at that location without reference to the two-year requirement, if such additional location satisfies all other applicable eligibility requirements. The Company's expansion plans are based, in part, on its ability to acquire schools that can be recertified and to open additional locations as part of its existing institutions.

  Generally, if an institution eligible to participate in the Title IV Programs adds an educational program after it has been designated as an eligible institution, the institution must apply to the DOE to have the additional program designated as eligible. However, an institution is not obligated to obtain DOE approval of an additional program that leads to an associate, baccalaureate, professional or graduate degree or which prepares students for gainful employment in the same or related recognized occupation as an educational program that has previously been designated as an eligible program at that institution and meets certain minimum length requirements. Furthermore, short-term educational programs, which generally consist of those programs that provide at least

300 but less than 600 clock hours of instruction, are eligible only for FFEL funding and only if they have been offered for a year and the institution can demonstrate, based on an attestation by its independent auditor, that 70% of all students who enroll in such programs complete them within a prescribed time and 70% of those students who graduate from such programs obtain employment in the recognized occupation for which they were trained within a prescribed time. Certain of the Gibbs institutions offer such short-term programs, but students enrolled in such programs represent a small percentage of the total enrollment of the Company's schools. To date, the applicable institutions have been able to establish that their short-term educational programs meet the required completion and placement percentages. In the event that an institution erroneously determines that an educational program is eligible for purposes of the Title IV Programs without the DOE's express approval, the institution would likely be liable for repayment of Title IV Program funds provided to students in that educational program. The Company does not believe that the DOE's regulations will create significant obstacles to its plans to add new programs.

  Certain of the state authorizing agencies and accrediting agencies with jurisdiction over the Company's campuses also have requirements that may, in certain instances, limit the ability of the Company to open a new campus, acquire an existing campus or establish an additional location of an existing institution or begin offering a new educational program. The Company does not believe that those standards will have a material adverse effect on the Company or its expansion plans.

  The "85/15 Rule." Under a provision of the HEA commonly referred to as the "85/15 Rule," a proprietary institution, such as each of the Company's U.S. institutions, would cease being eligible to participate in the Title IV Programs if, on a cash accounting basis, more than 85% of its revenue for the prior fiscal year was derived from the Title IV Programs. Any institution that violates the 85/15 Rule immediately becomes ineligible to participate in the Title IV Programs and is unable to apply to regain its eligibility until the following fiscal year. The Company has calculated that, since this requirement took effect in 1995, none of the Company's U.S. institutions has derived more than 83% of its revenue from the Title IV Programs for any fiscal year, and that for 1997 the range for the Company's U.S. institutions was from approximately 46% to approximately 82%. In conjunction with the preparation of the Company's audited 1997 financial statements, its independent auditors have audited the Company's calculation of the percentage of revenues derived from the Title IV Programs at each CEC institution that participates in the Title IV Programs. The Company regularly monitors compliance with this requirement in order to minimize the risk that any of its U.S. institutions would derive more than 85% of its revenue from the Title IV Programs for any fiscal year. If an institution appears likely to approach the 85% threshold, the Company would evaluate the appropriateness of making changes in student funding and financing to ensure compliance with the 85/15 Rule.

  Restrictions on Payment of Bonuses, Commissions or Other Incentives. The HEA prohibits an institution from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission or financial aid awarding activity for programs eligible for Title IV Program funds. The Company believes that its current compensation plans are in compliance with HEA standards, although the regulations of the DOE do not establish clear criteria for compliance.

  State Authorization. Each of the Company's campuses is authorized to offer educational programs and grant degrees or diplomas by the state in which such campus is located. The level of regulatory oversight varies substantially from state to state. In some states, the campuses are subject to licensure by the state education agency and also by a separate higher education agency. State laws establish standards for instruction, qualifications of faculty, location and nature of facilities, financial policies and responsibility and other operational matters. State laws and regulations may limit the ability of the Company to obtain authorization to operate in certain states or to award degrees or diplomas or offer new degree programs. Certain states prescribe standards of financial responsibility that are different from those prescribed by the DOE. The Company believes that each of its campuses is in substantial compliance with state authorizing and licensure laws.

  Canadian Regulation. Canadian students, other than those who reside in the province of Quebec, are eligible to receive loans under the Canada Student Loan ("CSL") program. Students who are residents of the province of Quebec are eligible to receive loans from the Quebec Loans and Bursaries Program. Students from the province of Ontario receive financial assistance under both the CSL program and the Ontario Student Loans Plan ("OSLP") program. CSL program loans are made by the Canadian federal government. IAMD-Canada in Toronto has two buildings, each of which must be registered under the Private Vocational Schools Act (Ontario) ("PVSA") but which the Company operates together as a single campus.

  With respect to students who reside in the province of Ontario, the Ontario Ministry of Education and Training ("OMET") provides financial assistance to eligible students through the Ontario Student Assistance Plan ("OSAP"), which includes two main components, the CSL program and the OSLP program. To maintain its right to administer OSAP, an institution, such as the IAMD-Canada campus in Toronto, must, among other things, be registered and in good standing under the PVSA and abide by the rules, regulations and administrative manuals of the CSL, OSLP and other OSAP-related programs. In order to attain initial eligibility, an institution must establish, among other things, that it has been in good standing under the PVSA for at least 12 months, that it has offered an eligible program for at least 12 months, and that it has graduated at least one class in an eligible program that satisfies specific requirements with respect to class size and graduation rate. During the first two years of initial eligibility, the institution must have its administration of OSAP independently audited, and full eligibility will not be granted unless these audits establish that the institution has properly administered OSAP. The institution can only administer CSL funds, and cannot administer OSLP funds, until it has gained full eligibility. Once an institution has gained OSAP eligibility, the institution must advise OMET before it takes any material action that may result in its failure or inability to meet any rules, regulations or requirements related to OSAP.

  In order for an OSAP-eligible institution to establish a new branch of an existing eligible institution, it must obtain an OSAP-designation from OMET, either as a separate institution if the branch administers OSAP without the involvement of the main campus or as part of the same institution if OSAP is administered through the main campus of the institution. The Company does not believe that OSAP's requirements will create significant obstacles to its plans to acquire additional institutions or open new branches in Ontario.

  Institutions participating in OSAP, such as the IAMD-Canada campus in Toronto, cannot submit applications for loans to students enrolled in educational programs that have not been designated as OSAP-eligible by OMET. To be eligible, among other things, a program must be registered with the Private Vocational Schools Unit of the OMET, must be of a certain minimum length and must lead to a diploma or certificate. The Company does not anticipate that these program approval requirements will create significant problems with respect to its plans to add new educational programs.

  An institution cannot automatically acquire OSAP-designation through acquisition of other OSAP-eligible institutions. When there is a change of ownership, including a change in controlling interest, in a non-incorporated OSAP-eligible institution, OMET will require evidence of the institution's continued capacity to properly administer the program before extending OSAP designation to the new owner. Given that OMET periodically revises its regulations and other requirements and changes its interpretations of existing laws and regulations, there can be no assurance that OMET will agree with the Company's understanding of each OMET requirement.

  IAMD-Canada, in Toronto, is required to audit its OSAP administration annually and OMET is authorized to conduct its own audits of the administration of the OSAP programs by any OSAP-eligible institution. The Company has complied with these requirements on a timely basis. Based on its most recent annual compliance audits, IAMD-Canada, in Toronto has been found to be in substantial compliance with the requirements of OSAP and the Company believes that they continue to be in substantial compliance with these requirements. OMET has the authority to take any measures it deems necessary to protect the integrity of the administration of OSAP. If OMET deems a failure to comply to be minor, OMET will advise the institution of the deficiency and provide the institution with the opportunity to remedy the asserted deficiency. If OMET deems the failure to comply to be serious in nature, OMET has the authority to: (i) condition the institution's continued OSAP designation upon the institution's meeting specific requirements during a specific time frame;
(ii) refuse to extend the institution OSAP eligibility to the OSLP program;
(iii) suspend the institution's OSAP designation or (iv) revoke the institution's OSAP designation. In addition, when OMET determines that any non-compliance in an institution's OSAP administration is serious, OMET has the authority to contract with an independent auditor, at the expense of the institution, to conduct a full audit in order to quantify the deficiencies and to require repayment of all loan amounts. In addition, OMET may impose a penalty up to the amount of the damages assessed in the independent audit.

  As noted above, IAMD-Canada, in Toronto, is subject to the PVSA. The Company may not operate a private vocational school in the province of Ontario unless such school is registered under the PVSA. Upon payment of the prescribed fee and satisfaction of the conditions prescribed by the regulations under the PVSA and by the Private Vocational Schools Unit of the OMET, an applicant or registrant such as IAMD-Canada, in Toronto, is entitled to registration or renewal of registration to conduct or operate a private vocational school unless: (1) it cannot reasonably be expected to be financially responsible in the conduct of the private vocational school; (2) the past conduct of the officers or directors provides reasonable grounds for belief that the operations of the campus will not be carried on in accordance with relevant law and with integrity and honesty; (3) it can reasonably be expected that the course or courses of study or the method of training offered by the private vocational school will not provide the skill and knowledge requisite for employment in the vocation or vocations for which the applicant or registrant is offering instruction; or (4) the applicant is carrying on activities that are, or will be, if the applicant is registered, in contravention of the PVSA or the regulations under the PVSA. An applicant for registration to conduct or operate a private vocational school is required to submit with the application a bond in an amount determined in accordance with the regulations under the PVSA. IAMD-Canada, in Toronto, is currently registered under the PVSA at both of its buildings, and the Company does not believe that there will be any impediment to renewal of such registrations on an annual basis.

  The PVSA provides that a "registration" is not transferable. However, the Private Vocational Schools Unit of OMET takes the position that a purchase of shares of a private vocational school does not invalidate the school's registration under the PVSA.

  If a corporation is convicted of violating the PVSA or the regulations under the PVSA, the maximum penalty that may be imposed on the corporation is $25,000.

  Students who reside in the province of Quebec are eligible to receive funds under the QLBP subject to certain student eligibility criteria. Under this program, student financial assistance is initially provided in the form of a loan. IAMD-Canada, in Quebec, is subject to the Act Respecting Private Education ("ARPE"). In accordance with the ARPE, the Company may not operate a private educational institution without holding a permit issued by the Quebec Minister of Education (the "QME") for the institution itself and for the educational services to be provided. The QME will issue the permit after consulting with the Commission Consultative de l'Enseignement Prive (the "Commission") concerning the particular institution and the educational services to determine if such institution and services meet certain conditions. Permits cannot be transferred without the written authorization of the QME, and any entity holding a permit must advise the QME of any amalgamation, sale or transfer affecting such entity. The QME, after consultation with the Commission, has the authority to modify or revoke a permit where the holder of the permit, among other things: (i) does not comply with the conditions, restrictions or prohibitions relating to the institution or (ii) is, or is about to become, insolvent. The QME must provide the institution with a chance to present its views before revoking a permit. Given that the QME periodically revises its regulations and other requirements and changes its interpretations of existing laws and regulations, there can be no assurance that the QME will agree with the Company's understanding of each requirement of the QME.

  The Company does not believe that the QME's requirements will create significant obstacles to its plans to acquire additional institutions, or open new branches in Quebec or that the QME's requirements will create significant obstacles to its plans to add new educational programs at IAMD-Canada, in Quebec. The Company does not believe that there will be any impediment to renewal of the permit issued to IAMD-Canada, in Quebec, under the ARPE.

  The legislative, regulatory and other requirements relating to student financial assistance programs in Ontario and Quebec are currently in the process of being changed by applicable governments due to political and budgetary pressures and any such change may affect the eligibility for student financial assistance of the students attending IAMD-Canada which, in turn, could materially adversely affect the Company's business, results of operations and financial condition.

ITEM 2. PROPERTIES

  CEC's corporate headquarters are located in Hoffman Estates, Illinois, near Chicago, and its 19 campuses are located in 13 states and two Canadian provinces. Each campus contains teaching facilities, including modern classrooms, laboratories and, in the case of the schools with culinary arts programs, large, well-equipped kitchens. Admissions and administrative offices are also located at each campus. Additionally, Brooks' campus includes a dormitory and student cafeteria, and Western Culinary leases and operates three restaurants in conjunction with its culinary arts program.

  The Company leases all of its facilities, except the primary Gibbs facility in Montclair, New Jersey, which is owned by the Company, and one building in Minneapolis, Minnesota, which is owned by the Company and which the Company intends to sell. The leases have remaining terms ranging from less than one to eleven years.

  The Company actively monitors facility capacity in light of current utilization and projected enrollment growth. The Company believes that the facilities occupied by most of its schools can accommodate expected near-term growth, but that certain of its schools may need to acquire additional space within the next few years. The Company believes that its schools can acquire any necessary additional capacity on reasonably acceptable terms. The Company devotes capital resources to facility improvements and expansions as necessary.

ITEM 3. LEGAL PROCEEDINGS

  CEC is subject to occasional lawsuits, investigations and claims arising out of the ordinary conduct of its business, including the following:

  On February 24, 1997, 30 former and current students in Brown's PC/LAN program brought a suit entitled Peter Alsides, et al. v. Brown Institute, Ltd. (Fourth Judicial District, Hennepin County, Minnesota) against Brown alleging breach of contract, fraud, and misrepresentation, violation of the Minnesota Consumer Fraud Act, violation of the Minnesota Deceptive Trade Practices Act and negligent misrepresentation. Plaintiffs allege that Brown failed to provide them with the education for which they contracted and which had been represented to them upon enrollment. There are currently 38 plaintiffs, who are seeking to recover their tuition, interest and costs. Brown has answered the complaint, asserted defenses and the parties have exchanged written discovery. Brown believes that all of these claims are frivolous and without merit and is vigorously contesting the allegations. If Brown's pending motion for summary judgment is not granted, the case is set for jury trial in the summer of 1998.

  Although outcomes cannot be predicted with certainty, the Company does not believe that the above-described matter or any other legal proceeding to which the Company is a party will have a material adverse effect on the Company's financial performance, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock has been quoted on the Nasdaq National Market (the "National Market") under the symbol CECO since January 29, 1998.

  The closing price of the Company's Common Stock as reported on the National Market on March 25, 1998 was $21.50 per share. As of March 25, 1998, there were 29 holders of record of the Company's Common Stock.

  On January 28, 1998, the Company's Registration Statement on Form S-1 (333-37601) (the "Registration Statement") relating to the Offering was declared effective by the Commission. The Registration Statement registered an amount of Common Stock having an aggregate offering price of $52.44 million. The Offering was consummated on February 4, 1998 and the Company issued 3,277,500 shares of Common Stock at $16.00 per share (for an aggregate offering amount of $52.44 million). The managing underwriters of the Offering were Credit Suisse First Boston Corporation and Smith Barney, Inc. In connection with the Offering, the Company paid underwriting discounts and commissions of approximately $3.67 million and approximately $2.9 million of other expenses. After deducting such total expenses, the Company's net proceeds from the Offering were approximately $45.9 million. The Company used approximately $41.8 million of the net proceeds to repay outstanding borrowings under the Credit Agreement and approximately $4.1 million to repay the outstanding indebtedness on notes payable to the former shareholders of IAMD-U.S. and IAMD-Canada.

  The Company intends to retain its future earnings to finance the continuing development of its business. Accordingly, the Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, the success of the Company's development activities, capital requirements, restrictions in financing arrangements, the general financial condition of the Company and general business conditions. At present, the Company's has no ability to pay dividends under the provisions of the Credit Agreement (as defined hereafter, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources"). The Company is currently in the process of renegotiating certain provisions of the Credit Agreement.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected historical consolidated financial and other data are qualified by reference to, and should be read in conjunction with, the Company's consolidated financial statements and the related notes thereto appearing elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected statement of operations data set forth below for the Company for the years ended December 31, 1997, 1996 and 1995 and the balance sheet data as of December 31, 1997, 1996 and 1995 are derived from the audited consolidated financial statements of the Company.

                                                    YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                      1997     1996     1995
                                                    --------  -------  -------
                                                     (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenue:
 Tuition and registration fees, net................ $ 74,842  $29,269  $16,330
 Other, net........................................    7,756    4,311    3,066
                                                    --------  -------  -------
   Total net revenue...............................   82,598   33,580   19,396
Operating Expenses:
 Educational services and facilities...............   34,620   14,404    8,565
 General and administrative........................   37,542   14,622    9,097
 Depreciation and amortization.....................    8,121    2,134    1,330
                                                    --------  -------  -------
   Total operating expenses........................   80,283   31,160   18,992
                                                    --------  -------  -------
Income from operations.............................    2,315    2,420      404
Interest expense...................................    3,108      717      311
                                                    --------  -------  -------
Income (loss) before provision for taxes and
 extraordinary item................................     (793)   1,703       93
Provision (benefit) for income taxes...............     (331)     208       24
                                                    --------  -------  -------
Income (loss) before extraordinary item............     (462)   1,495       69
Extraordinary loss on early extinguishment of debt
 (net of taxes of $233)............................     (418)     --       --
                                                    --------  -------  -------
Net income (loss).................................. $   (880) $ 1,495  $    69
                                                    ========  =======  =======
Income (loss) attributable to common stockholders:
 Income (loss) before extraordinary item, as
  reported......................................... $   (462) $ 1,495  $    69
 Accrued dividends on preferred stock (1)..........   (2,159)  (1,128)    (777)
 Accretion to redemption value of preferred stock
  and warrants (2).................................   (6,268)    (230)     (96)
                                                    --------  -------  -------
Income (loss) before extraordinary item,
 attributable to common stockholders...............   (8,889)     137     (804)
Extraordinary loss, net............................     (418)     --       --
                                                    --------  -------  -------
Net income (loss) attributable to common
 stockholders...................................... $ (9,307) $   137  $  (804)
                                                    ========  =======  =======
OTHER DATA:
EBITDA (3).........................................   10,436    4,554    1,734
EBITDA margin (3)..................................     12.6%    13.6%     8.9%
Capital expenditures, net..........................    3,822    1,231      897
Student population (4).............................   11,500    4,537    3,347
                                                          DECEMBER 31,
                                                    --------------------------
                                                      1997     1996     1995
                                                    --------  -------  -------
                                                     (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash............................................... $ 18,906  $ 7,798  $ 3,965
Working capital....................................   13,806    1,379    1,314
Total assets.......................................  117,617   36,208   23,584
Long-term debt, net of current maturities..........   60,147   13,783    6,725
Redeemable preferred stock and warrants............   40,160   14,561   13,628
Total stockholders' investment.....................   (7,404)  (2,589)  (2,756)

--------
(1) Represents the dividends paid on, or added to the redemption value of outstanding preferred stock. See Note 2 of the Notes to the Company's Consolidated Financial Statements.
(2) See Note 2 of the Notes to the Company's Consolidated Financial
    Statements.
(3) For any period, EBITDA equals earnings before interest expense, taxes, depreciation and amortization (including amortization of debt discount and deferred financing costs), and EBITDA margin equals EBITDA as a percentage of net revenue. EBITDA and EBITDA margin are presented because the Company believes they allow for a more complete analysis of the Company's results of operations. EBITDA and EBITDA margin should not be considered as alternatives to, nor is there any implication that they are more meaningful than, any measure of performance or liquidity as promulgated under GAAP.
(4) Represents the approximate total student population at the Company's schools as of December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The discussion below contains certain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of the management of Career Education Corporation and its subsidiaries (collectively, the "Company" or "CEC"), as well as assumptions made by, and information currently available to, the Company's management. The Company's actual growth, results, performance and business prospects and opportunities in 1998 and beyond could differ materially from those expressed in, or implied by, any such forward-looking statements. See "Special Note Regarding Forward-Looking Statements" on page 35 for a discussion of risks and uncertainties that could cause or contribute to such material differences.

  The following discussion and analysis should be read in conjunction with the Selected Historical Consolidated Financial Data and the Company's Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

BACKGROUND AND OVERVIEW

  CEC is one of the largest providers of private, for-profit postsecondary education in North America, with approximately 12,500 students enrolled as of February 28, 1998. CEC operates 10 schools, with 19 campuses located in 13 states and two Canadian provinces. These schools enjoy long operating histories and offer a variety of bachelor's degree, associate degree and non-degree programs in career-oriented disciplines within the Company's core curricula of (i) computer technologies, (ii) visual communication and design technologies, (iii) business studies and (iv) culinary arts.

  Net revenue, EBITDA and net income have increased in each of the years the Company has operated. Net revenue increased to $82.6 million in 1997, from $7.5 million in 1994; EBITDA increased to $10.4 million in 1997, from a loss of $0.5 million in 1994; and the net loss decreased to $0.9 million in 1997, from a loss of $1.6 million in 1994. Student population at the Company's schools increased 248%, from 3,300 students at December 31, 1995 to 11,500 students at December 31, 1997. During the period 1994 to 1997, the Company acquired nine schools (Allentown, Brooks, Brown, Collins, Gibbs, IAMD-Canada, IAMD-U.S., SCT and Western Culinary). The Company has invested significant amounts of capital in the hiring of additional personnel and increased marketing and capital improvements at each of the acquired schools. The increased costs of personnel and marketing are expensed as incurred and are reflected in general and administrative expenses. Additional depreciation and amortization are reflected as a result of the capital improvements.

  The Company believes that EBITDA, while not a substitute for GAAP measures of operating results, is an important measure of the financial performance of the Company and its campuses. Management believes that EBITDA is particularly meaningful due principally to the role acquisitions have played in the Company's development. CEC's rapid growth through acquisitions has resulted in significant non-cash amortization expenses, because a significant portion of the purchase price of a school acquisition by CEC is generally allocated to goodwill and other intangible assets. In a number of the Company's recent acquisitions, a large portion of the purchase price has been allocated to non-competition agreements. As a result of its ongoing acquisition strategy, non-cash amortization expenses may continue to be substantial.

  The Company's principal source of revenue is tuition collected from its students. The academic year is at least 30 weeks in length, but varies both by individual school and program of study. The academic year is divided by term, which is determined by start dates which vary by school and program. Payment of each term's tuition may be made by full cash payment, financial aid and/or an installment payment plan. If a student withdraws from school prior to the completion of the term, the Company refunds a portion of the tuition already paid which is attributable to the period of the term that is not completed. Revenue is recognized ratably over the period of the student's program.

  The Company's campuses charge tuition at varying amounts, depending not only on the particular school, but also upon the type of program (i.e., diploma, associate or bachelor's) and the specific curriculum. Each of the Company's campuses typically implements one or more tuition increases annually. The sizes of these increases differ from year to year and among campuses and programs. Tuition at the Company's campuses during 1997 represented an average increase of approximately 5% over tuition during 1996.

  Other revenue consists of bookstore sales, placement fees (Gibbs only), dormitory and cafeteria fees (Brooks only), and restaurant revenue (Western Culinary only). Other revenue is recognized during the period services are rendered.

  The Company categorizes its expenses as educational services and facilities, general and administrative and depreciation and amortization. Educational services and facilities expense generally consists of expense directly attributable to the educational activity of the schools, including salaries and benefits of faculty, academic administrators and student support personnel. Educational services and facilities expense also includes costs of educational supplies and facilities (including rents on school leases), certain costs of establishing and maintaining computer laboratories, costs of student housing (Brooks and SCT only) and all other physical plant and occupancy costs, with the exception of costs attributable to the Company's corporate offices.

  General and administrative expense includes salaries and benefits of personnel in recruitment, admissions, accounting, personnel, compliance, and corporate and school administration. Costs of promotion and development, advertising and production of marketing materials, and occupancy of the corporate offices are also included in this expense category.

  Depreciation and amortization includes costs associated with the depreciation of purchased computer laboratories, equipment, furniture and fixtures, courseware, owned facilities, capitalized equipment leases and amortization of intangible assets, primarily goodwill and non-competition agreements with previous owners of the schools.

ACQUISITIONS

  In 1997, the Company completed the following four acquisitions, each of which was accounted for as a purchase:

  On February 28, 1997, the Company acquired all of the outstanding capital stock of SCT for a purchase price of approximately $4.9 million. In addition, the Company paid $1.8 million to the former owners of SCT pursuant to non-competition agreements.

  Effective May 31, 1997, the Company acquired all of the outstanding capital stock of Gibbs for a purchase price of approximately $19.0 million. In addition, the Company paid $7.0 million to the former owner of Gibbs pursuant to a non-competition agreement.

  On June 30, 1997, the Company acquired all of the outstanding capital stock of IAMD-U.S. for a purchase price of $3.0 million, which amount may be increased by up to $5.0 million based on future revenues of IAMD-U.S. operations and which amount is otherwise subject to adjustment. In addition, the Company paid $2.0 million to the former owners of IAMD-U.S. pursuant to non-competition agreements.

  Also on June 30, 1997, the Company acquired all of the capital stock of IAMD-Canada for a purchase price of $6.5 million, subject to adjustment. In addition, the Company paid $2.0 million to the former owners of IAMD-Canada pursuant to non-competition agreements.

  On March 13, 1998, the Company acquired all of the outstanding capital stock of Southern California School of Culinary Arts ("SCSCA"). The acquisition of SCSCA will be accounted for as a purchase. The purchase price was approximately $1.1 million, subject to adjustment. In addition, the Company paid $150,000 to the former owner of SCSCA pursuant to a non-competition agreement.

COMPENSATION EXPENSE

  As of October 20, 1997, certain option agreements between the Company and two of its executive officers and directors were amended to fix, upon the consummation of the Offering, the number of shares of Common Stock issuable upon exercise of the stock options provided under these agreements. Under the amended options, which fully vested upon the consummation of the Offering, the holders are entitled to purchase an aggregate of 122,615 shares of Common Stock at an exercise price of $0.01 per share. Additionally, during 1997 the Company issued options to one of these executive officers entitling such officer to purchase an aggregate of 8,579 shares of Common Stock at an exercise price of $0.01 per share, under a supplemental option agreement with such officer. As a result, the Company will record a related one-time, non-cash compensation expense of approximately $2.0 million in the first quarter of 1998, substantially reducing operating and net income in such period and for the year ending December 31, 1998. See "Management--Executive Compensation," "Certain Relationships and Related Transactions" and Note 9 to the Notes to the Company's Consolidated Financial Statements.

RESULTS OF OPERATIONS

  The following table summarizes the Company's operating results as a percentage of net revenue for the period indicated.

                                                    YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                     1997      1996     1995
                                                    -------   -------  -------
   REVENUE:
     Tuition and registration, net.................    90.6 %    87.2%    84.2%
     Other, net....................................     9.4      12.8     15.8
                                                    -------   -------  -------
       Net revenue.................................   100.0     100.0    100.0
   OPERATING EXPENSES:
     Educational services and facilities...........    41.9      42.9     44.2
     General and administrative....................    45.5      43.5     46.8
     Depreciation and amortization.................     9.8       6.4      6.9
                                                    -------   -------  -------
       Total operating expenses....................    97.2      92.8     97.9
                                                    -------   -------  -------
     Income from operations........................     2.8       7.2      2.1
   Interest expense................................     3.8       2.1      1.6
                                                    -------   -------  -------
     Income (loss) before provision for taxes and
      extraordinary item...........................    (1.0)      5.1      0.5
   Provision (benefit) for income taxes............    (0.4)      0.6      0.1
                                                    -------   -------  -------
   Income (loss) before extraordinary item.........    (0.6)      4.5      0.4
   Extraordinary loss on early extinguishment of
    debt (net of taxes)............................    (0.5)      --       --
                                                    -------   -------  -------
   Net income (loss)...............................    (1.1)      4.5      0.4
                                                    =======   =======  =======
   Net income (loss) attributable to common
    stockholders ..................................   (11.3)%     0.4%   (4.1)%
                                                    =======   =======  =======

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

  Revenue. Net tuition revenue increased 156% from $29.3 million in 1996 to $74.8 million in 1997, due to an approximately 18% increase in the average number of students attending the schools which were owned by the Company during 1996 and tuition increases effective in 1997 for these schools, as well as added net tuition revenue of $34.2 million for schools acquired after 1996. Other net revenue increased 80%, from $4.3 million in 1996 to $7.8 million in 1997, due to an increase in student population for schools owned during 1996 and the addition of $2.0 million from schools acquired after 1996.

  Educational Services and Facilities Expense. Educational services and facilities expense increased 140%, from $14.4 million in 1996 to $34.6 million in 1997. Of this increase, $5.2 million was attributable to the increase in student population and associated facility costs for schools owned during 1996 and $15.0 million was attributable to the addition of educational services and facilities for schools acquired after 1996.

  General and Administrative. General and administrative expense increased 157%, from $14.6 million in 1996 to $37.5 million in 1997. The increase was primarily attributable to costs totaling $1.1 million related to increased personnel at the corporate level to enhance the Company's infrastructure and increased advertising and marketing (including admissions) of $1.9 million for schools owned during 1996, as well as the addition of $17.9 million of expenses for schools acquired after 1996. The increase in advertising and marketing expenses reflected, in part, the fact that the former owners of the acquired schools had reduced their expenditures in these areas prior to their acquisition by the Company.

  Depreciation and Amortization. Depreciation and amortization expense increased 281%, from $2.1 million in 1996 to $8.1 million in 1997. The increase was due to increased capital expenditures for schools owned during 1996 and related increased depreciation expense of $0.2 million in 1997. Additionally, depreciation expense increased $2.3 million due to the depreciation expense for schools acquired after 1996. Amortization expense increased from an immaterial amount in 1996 to $3.5 million in 1997, primarily due to additional amortization of non-competition agreements for the acquisition of schools after 1996.

  Interest Expense. Interest expense increased 333% from $0.7 million in 1996 to $3.1 million in 1997. The increase was primarily due to interest expense on borrowings used to finance the acquisition of schools after 1996.

  Provision (Benefit) for Income Taxes. The benefit for income taxes increased from a provision in 1996 of $0.2 million to a benefit of $0.3 million benefit in 1997.

  Income (Loss) before Extraordinary Item. Net income (loss) before extraordinary item decreased to a net loss of $0.5 million in 1997 from net income before extraordinary item of $1.5 million in 1996.

  Extraordinary Item. During 1997, the Company recorded an extraordinary expense of $0.4 million, net of tax, due to the early retirement of debt related to a credit facility which was terminated and replaced by the Company's current facility.

  Net Income (Loss). Net income (loss) decreased to a net loss of $0.9 million in 1997 from net income of $1.5 million in 1996.

  Net Income (Loss) Attributable to Common Stockholders. Net income attributable to common stockholders decreased from $0.1 million in 1996 to a loss of $9.3 million in 1997. The primary reasons for this decrease were the extraordinary item referred to above; increased dividends on preferred stock, primarily due to the issuance of additional shares; and increased accretion in the redemption value of preferred stock and warrants as a result of the Company's growth. All outstanding preferred stock will convert into Common Stock and all outstanding warrants will be exercised prior to the consummation of the Offering. See "The Transactions."

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

  Revenue. Net tuition revenue increased 79%, from $16.3 million in 1995 to $29.3 million in 1996, due to an 18% increase in the average number of students attending the schools which were owned by the Company during 1995 and tuition increases effective in 1996 for these schools, as well as added net revenue of $1.1 million for schools acquired in 1996. Other net revenue increased 41%, from $3.1 million in 1995 to $4.3 million in 1996, due to an increase in student population for schools owned during 1995 and the addition of $0.1 million from schools acquired after 1995.

  Educational Services and Facilities Expense. Educational services and facilities expense increased 68%, from $8.6 million in 1995 to $14.4 million in 1996. Of this increase, $5.3 million was attributable to the increase in student population for schools owned during 1995 and $0.5 million was attributable to the addition of educational services and facilities for schools acquired in 1996.

  General and Administrative. General and administrative expense increased 61%, from $9.1 million in 1995 to $14.6 million in 1996. The increase was attributable to costs totalling $0.7 million related to increased personnel at the corporate level to enhance the infrastructure and increased advertising and marketing of $4.3 million for schools owned during 1995, as well as the addition of $0.5 million of expense for schools acquired in 1996. The increase in advertising and marketing expenses reflected, in part, the fact that the former owners of the acquired schools had reduced their expenditures in these areas prior to their acquisition by the Company.

  Depreciation and Amortization. Depreciation and amortization expense increased 61%, from $1.3 million in 1995 to $2.1 million in 1996. The increase was due to increased capital expenditures for schools owned during 1995 and related increased depreciation expense of $0.6 million in 1996. Additionally, depreciation expense increased $0.1 million due to the depreciation expense for schools acquired in 1996. Amortization expense increased 14%, from $0.4 million in 1995 to $0.5 million in 1996, primarily due to additional amortization of non-competition agreements for the acquisition of schools in 1996.

  Interest Expense. Interest expense increased 131%, from $0.3 million in 1995 to $0.7 million in 1996. The increase was primarily due to interest expense on borrowings used to finance the acquisition of schools in 1996.

  Provision for Income Taxes. The provision for income taxes increased to $0.2 million in 1996 from an immaterial amount in 1995.

  Net Income. Net income increased from an immaterial amount in 1995 to $1.5 million in 1996, due to the factors discussed above.

  Net Income (Loss) Attributable to Common Stockholders. In 1996, net income attributable to common stockholders was $0.1 million, as compared to a net loss attributable to common stockholders of $0.8 million in 1995. This change was attributable to the factors discussed above, offset in part by increased dividends on preferred stock and increased accretion in the redemption value of preferred stock and warrants.

SEASONALITY

  The Company's results of operations fluctuate primarily as a result of changes in the level of student enrollment at the Company's schools. The Company's schools experience a seasonal increase in new enrollments in the fall, traditionally when the largest numbers of new high school graduates begin postsecondary education. Furthermore, although the Company encourages year-round attendance at all schools, Brooks has a traditional summer break for its fashion design and interior design students. As a result of these factors, total student enrollment and net revenue are typically highest in the fourth quarter (October through December) and lowest in the second quarter (April through June) of the Company's fiscal year. The Company's costs and expenses do not, however, fluctuate as significantly on a quarterly basis. The Company anticipates that these seasonal trends at its schools will continue.

LIQUIDITY AND CAPITAL RESOURCES

  Since its formation, the Company has financed its operating activities through cash generated from operations. Acquisitions have been financed through a combination of additional equity investments and credit facilities. Net cash provided by (used in) operating activities decreased to $(0.2) million in 1997 from $5.3 million in 1996 and $0.2 million in 1995. Significant components of net cash provided by (used in) operating activities are changes in receivables, depreciation and amortization expense and net income.

  Capital expenditures increased to $3.8 million in 1997 from $1.2 million in 1996 and $0.9 million in 1995. These increases were primarily due to investments in capital equipment as a result of increasing student population. Capital expenditures are expected to continue to increase as new schools are acquired, student population increases, and the Company continues to upgrade and expand current facilities and equipment. The Company does not have any material commitments for capital expenditures in 1998.

  The Company's net receivables as a percentage of net revenue increased to 15% in 1997 from 9% in 1996 and 14% in 1995. These changes were primarily due to student receivables at acquired schools. Based upon past experience and judgment, the Company establishes an allowance for doubtful accounts with respect to tuition receivables. When a student withdraws, the receivable balance attributable to such student is charged to this allowance for doubtful accounts. The Company's historical bad debt expense as a percentage of revenue for the years ended December 31, 1995, 1996 and 1997 was 3%, 2% and 2%, respectively.

  On May 30, 1997, the Company entered into the Credit Agreement with LaSalle National Bank and prepaid approximately $21.2 million of revolving credit notes and term loans that were outstanding under its previous credit agreement. The Credit Agreement was amended and syndicated on September 25, 1997. Pursuant to the Credit Agreement, the Company can borrow $65 million under a revolving credit facility and $15 million under a term loan, and obtain up to $30 million in outstanding letters of credit. Outstanding letters of credit reduce the revolving credit facility availability under the Credit Agreement. The Credit Agreement matures on May 30, 2002; however, availability under the revolving credit facility is reduced by $10 million on May 30, 2001. The term loan is payable in equal quarterly installments of $0.75 million, commencing September 30, 1997. The Company's borrowings under the Credit Agreement bear interest, payable quarterly, at either (i) a base rate equal to the greater of the (a) bank's prime rate plus .75% or (b) the federal funds rate plus .50%, or (ii) LIBOR plus 2.00%, at the election of the Company. Under the Credit Agreement, the Company is required, among other things, to maintain certain financial ratios with respect to debt to EBITDA, interest coverage and fixed coverage and to maintain a specified level of net worth. The Company is also subject to restrictions on, among other things, payment of dividends, disposition of assets and incurrence of certain additional indebtedness. The Company has pledged the stock of its subsidiaries as collateral for the repayment of obligations under the Credit Facility. At March 27, 1998, the Company did not have any outstanding borrowings under its Credit Facility. Additionally, the Company had approximately $22.7 million of outstanding letters of credit as of such date.

  The Company used approximately $41.8 million of its net proceeds from the Offering to repay outstanding indebtedness under the Credit Agreement. The Company also used approximately $4.1 million of its net proceeds from the Offering to repay the outstanding indebtedness on notes payable to the former shareholders of IAMD-U.S. and IAMD-Canada.

  On January 22, 1998, The Provident Bank ("Provident") notified the Company that it was exercising its right to cause the Company to repurchase the Provident Warrant. The Company has determined that the appropriate purchase price for the Provident Warrant is approximately $525,000 and intends to offer to pay such amount to Provident. Provident has not yet accepted the Company's valuation of the Provident Warrant. To the extent that the Company is required to purchase the Provident Warrant for an amount in excess of $525,000, such excess amount would be reflected as additional accretion to the redemption value of the Provident Warrant when calculating the Company's earnings per share attributable to the common stockholders.

  The DOE requires that Title IV Program funds collected by an institution for unbilled tuition be kept in separate cash or cash equivalent accounts until the students are billed for the portion of their program related to these Title IV Program funds. In addition, all funds transferred to the Company through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of December 31, 1997, the Company holds nominal amounts of such funds in separate accounts. The restrictions on any cash held in these accounts have not significantly affected the Company's ability to fund daily operations.

  The HEA and its implementing regulations require each higher education institution to meet an acid test ratio (defined as the ratio of cash, cash equivalents, restricted cash and current accounts receivable to total current liabilities) of at least 1:1, calculated at the end of the institution's fiscal year.

  As of February 28, 1998, the Company's remaining credit availability under the Credit Agreement was approximately $55.1 million. In discussions with the Company, the DOE has agreed to consider financial information reflecting the results of the Offering, as well as the 1997 audited financial statements in the DOE's next review of the financial responsibility of the Company and its U.S. institutions. The Company believes, based upon their 1997 audited financial statements and the Company's post-Offering financial information, the Company and each of its U.S. institutes continue to satisfy each of the DOE's standards of financial responsibility. The Company intends to seek the DOE's review of the Company's and its U.S. institutions' audited 1997 financial statements and the Company's post-Offering financial information on an expedited basis in the spring of 1998. To the extent the letters of credit are reduced or eliminated, the Company will have additional availability under the Credit Agreement. The Company believes that it will have sufficient liquidity to increase the letters of credit should the DOE so require. However, there can be no assurance that, if required, the Company will be able to maintain or increase its letters of credit in the future. The Company believes, based on its audited 1997 financial statements, that each of its U.S. institutions satisfies each of the DOE's applicable standards of financial responsibility and that the Company satisfies each of the DOE's standards of financial responsibility, except for the tangible net worth ratio. However, the Company believes that based upon the DOE's review of its audited 1997 financial statements and the Company's audited post-Offering balance sheet, the Company will also satisfy the tangible net worth ratio.

NEW ACCOUNTING STANDARDS

  Recent pronouncements of the Financial Accounting Standards Board ("FASB"), which are not required to be adopted at this date, include Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS No. 129") and SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reporting segments on the same basis that it uses internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS Nos. 129 and 128 specify guidelines as to the method of computation of, as well as presentation and disclosure requirements for, earnings per share. SFAS No. 128 was adopted in the fourth quarter of 1997 and the Company has retroactively restated all periods as prescribed by SFAS No.
128. The other Statements discussed above are effective for fiscal years beginning after December 15, 1997 and earlier application is not permitted. The adoption of these Statements is not expected to have a material effect on the Company's consolidated financial statements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

  This Form 10-K contains certain statements which reflect the Company's expectations regarding its future growth, results of operation, performance and business prospects and opportunities. Wherever possible, words such as "anticipate," "believe," "plan," "expect" and similar expressions have been used to identify these "forward-looking" statements. These statements reflect the Company's current beliefs and are based on information currently available to the Company. Accordingly, these statements are subject to risks and uncertainties which could cause the Company's actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. These risks and uncertainties include implementation of the Company's operating and growth strategy, risks inherent in operating private for-profit postsecondary education institutions, risks associated with general economic and business conditions, charges and costs related to acquisitions, and the Company's ability to: successfully integrate its acquired institutions and continue its acquisition strategy, attract and retain students at its institutions, meet regulatory and accrediting agency requirements, compete with enhanced competition and new competition in the education industry, and attract and retain key employees and faculty. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated balance sheets are as of December 31, 1997 and 1996 and the consolidated statements of operations, cash flows and stockholders' investment are for each of the years ended December 31, 1997, 1996 and 1995:

    Report of Independent Public Accountants, page F-1.

    Consolidated Balance Sheets, page F-2.

    Consolidated Statements of Operations, page F-5.

    Consolidated Statements of Cash Flows, page F-6.

    Consolidated Statements of Stockholders' Investment, page F-7.

    Notes to Consolidated Financial Statements, page F-9.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information with respect to the Company's executive officers and directors:

          NAME           AGE                            POSITION
          ----           ---                            --------
John M. Larson..........  46  President, Chief Executive Officer, Secretary and Director
William A. Klettke......  45  Senior Vice President, Chief Financial Officer and Treasurer
Robert E. Dowdell.......  52  Director
Thomas B. Lally.........  54  Director
Wallace O. Laub.........  73  Director
Keith K. Ogata..........  43  Director
Patrick K. Pesch........  41  Director

  John M. Larson, the Company's founder, has served as President and Chief Executive Officer and a Director of the Company since January 1994. From July 1993 until the Company's formation, Mr. Larson served as a consultant to Heller, working with Heller to establish the Company. From January through May 1993, Mr. Larson served as the Eastern Regional Operating Manager of Educational Medical, Inc., which provides career-oriented postsecondary education. From 1989 until 1993, Mr. Larson served as the Senior Vice President of College Operations of Phillips Colleges, Inc., overseeing a nationwide system of 58 schools, which offered a wide range of academic programs. From March through September 1989, he served as Senior Vice President of Operations for the Geneva Companies, a mergers and acquisitions firm. From 1980 to 1989, Mr. Larson was Vice President of Marketing at National Education Centers, Inc., a subsidiary of National Education Corporation ("NEC"), where he managed the entire admissions program, including marketing and advertising efforts, with a team of approximately 500 employees. Mr. Larson has also served in marketing positions with DeVry Inc., at its Chicago and Kansas City campuses. Mr. Larson received a Bachelor's of Science in Business Administration from the University of California at Berkeley and has completed the Executive Management Program at Stanford University.

  William A. Klettke has served as Senior Vice President and Chief Financial Officer of the Company since March 1996. From 1987 until 1995, Mr. Klettke was Executive Vice President and Chief Financial Officer for ERO, Inc., a licensed distributor of children's toys. In these positions, Mr. Klettke was responsible for finance, accounting, MIS, human resources, forecasting, treasury, legal, acquisitions and two operating subsidiaries. From 1976 to 1987, Mr. Klettke served in various positions with The Enterprise Companies (a paint and coatings manufacturer), a subsidiary of Insilco, starting as an accountant and progressing to Senior Vice President of Finance and Administration. Mr. Klettke is a Certified Public Accountant and holds Bachelor's of Arts degrees in Psychology and Sociology from Baker University, a Bachelor's of Science in Accounting from Illinois State University, a Masters Degree in Management from Northwestern University.

  Robert E. Dowdell has been a director of the Company since its inception in January 1994. From 1989 to present, Dowdell has served as Chief Executive Officer and director of Marshall & Swift, L.P., a publishing company. Mr. Dowdell is also a director of ADMS and LaQuinta Spring, L.P., in which he is the general partner.

  Thomas B. Lally has been a director of the Company since January 28, 1998. Mr. Lally was designated to be a director of the Company by HECC. He has been the President of HECC since 1996 and an Executive Vice President of HFI since 1994, with direct responsibility for the asset quality oversight of HFI's portfolio of loan and equity investments. Mr. Lally joined HFI in 1974 and is currently a director of Kroy Holding Company.

  Wallace O. Laub has been a director of the Company since October 1994. Mr. Laub was a co-founder of NEC, where he served as Executive Vice President and director from 1955 to 1993. From 1981 to 1990, Mr. Laub served as a director of the Distance Education Training Council, a trade association and accrediting agency for distance education companies. Mr. Laub is now retired.

  Keith K. Ogata has been a director of the Company since January 28, 1998. Since 1995, Mr. Ogata has served as President of National Education Centers, Inc., a subsidiary of National Education Corporation. From 1991 to June 1997, he served as Vice President, Chief Financial Officer and Treasurer of National Education Corporation, with responsibility for finance, accounting, treasury, tax, mergers and acquisitions, human resources, investor and public relations and information systems. In June 1997, National Education Corporation was acquired by Harcourt General Inc.

  Patrick K. Pesch has been a director of the Company since 1995. Mr. Pesch was designated as director of the Company by HECC. Since 1992, Mr. Pesch has served as a Senior Vice President of Heller Financial, Inc. ("HFI"), the parent of Heller Equity Capital Corporation ("HECC"), and also as an officer of HECC, managing a portfolio of loan and equity investments. Mr. Pesch also serves as a director of Kimpex, Inc., a Canadian company and as an officer and director of Amersig Graphics, Inc.

  Todd H. Steele was a director of the Company from its inception in January 1994 until March, 1998, when he resigned as a director of the Company and became the Company's Director of Strategic Planning and Development.

BOARD OF DIRECTORS

  The Company's Board of Directors is divided into three classes with staggered three-year terms. The terms of Messrs. Dowdell and Pesch expire at the annual meeting of the Company's stockholders in 1999, the terms of Messrs. Laub and Ogata expire at the annual meeting of the Company's stockholders in 2000, and the terms of Messrs. Lally and Larson expire at the annual meeting of the Company's stockholders in 2001. At each annual meeting of the Company's stockholders, the successors to the directors whose terms expire at such annual meeting will be elected for a three-year term.

ARRANGEMENTS FOR NOMINATION AS DIRECTOR

  The Company and HECC have entered into an agreement pursuant to which HECC is entitled to designate two individuals for nomination to the Board of Directors. This agreement provides that the Company will, among other things, cause such individuals to be nominated and solicit proxies from the Company's stockholders to vote in favor of such nominees, and will appoint the HECC designees to the Compensation and Audit
Committees of the Board. The number of directors HECC is entitled to designate will be reduced to one if HECC no longer owns at least 25% of the aggregate voting power of the Company, and the agreement will terminate if HECC no longer owns at least 10% of the aggregate voting power of the Company. Messrs. Pesch and Lally are the initial designees of Heller.

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth information with respect to all compensation paid by the Company for services rendered during the fiscal year ended December 31, 1997, to its Chief Executive Officer and the other executive officer of the Company (each, a "Named Executive Officer").

                          SUMMARY COMPENSATION TABLE

                                        ANNUAL        LONG TERM
                                     COMPENSATION    COMPENSATION
                                  ------------------ ------------
                                                      SECURITIES
                                                      UNDERLYING   ALL OTHER
  NAME AND PRINCIPAL POSITIONS    SALARY($) BONUS($)  OPTIONS(#)  COMPENSATION
  ----------------------------    --------- -------- ------------ ------------
John M. Larson................... $229,167  $143,000    21,106     $17,018(1)
 President and Chief Executive
 Officer
William A. Klettke............... $152,500  $ 47,580     9,844     $ 6,771(2)
 Senior Vice President and Chief
Financial Officer

-------
(1) Includes $8,594 in 401(k) matching contributions by the Company and $8,424 in term life insurance premium payments by the Company.
(2) Includes $6,100 in 401(k) matching contributions by the Company and $671 in term life insurance premium payments by the Company.

                             OPTION GRANTS IN 1997

  The following table contains information concerning the grant of stock options by the Company to the Named Executive Officers during 1997.

                                                                                          POTENTIAL REALIZABLE VALUE
                          NUMBER OF      PERCENTAGE OF                                    AT ASSUMED ANNUAL RATES OF
                           SHARES        TOTAL OPTIONS EXERCISE   FAIR MARKET              STOCK PRICE APPRECIATION
                         UNDERLYING       GRANTED TO   OR BASE     VALUE ON                   FOR OPTION TERM(1)
                           OPTIONS       EMPLOYEES IN   PRICE       DATE OF    EXPIRATION --------------------------
          NAME           GRANTED (#)      FISCAL YEAR   ($/SH)    GRANT($/SH)     DATE       0%       5%      10%
          ----           -----------     ------------- --------   -----------  ---------- -------- -------- --------
John M. Larson..........    8,579(2)         11.1%       $0.01      $16.00(3)  1/31/2004  $137,178 $193,055 $267,400
                            1,838(4)(5)       2.4%      $13.85(6)   $13.85     2/27/2007  $  3,952 $ 22,444 $ 50,814
                           10,689(4)         13.8%      $14.71(6)   $14.71     6/29/2007  $ 13,789 $121,310 $286,317
William A. Klettke......    1,378(4)(5)       1.8%      $13.85(6)   $13.85     2/27/2007  $  2,963 $ 16,833 $ 38,111
                            8,467(4)         10.9%      $14.71(6)   $14.71     6/29/2007  $ 10,922 $ 96,090 $226,793

-------
(1) Potential realizable value is presented net of the option exercise price, but before any federal or state income taxes associated with exercise, and is calculated assuming that the fair market value on the date of the grant appreciates at the indicated annual rates (set by the Securities and Exchange Commission (the "Commission")), compounded annually, for the term of the option. The 0%, 5% and 10% assumed rates of appreciation are mandated by the rules of the Commission and do not represent the Company's estimate or projection of future increases in the price of the Common Stock. Actual gains are dependent on the future performance of the Common Stock and the option holder's continued employment throughout the vesting periods. The amounts reflected in the table may not necessarily be achieved.
(2) These options were granted under a supplemental option agreement, dated as of July 31, 1995, between the Company and Mr. Larson. These options were 60% vested on the grant date and vest an additional 20% on each of January 31, 1998 and January 31, 1999.
(3) Assumes for this purpose that the fair market value on the date of grant equals the initial public offering price of the Common Stock of $16.00 per share.
(4) These options were granted under the Career Education Corporation 1995 Stock Option Plan. Each of these options is an incentive stock option and vests in five equal annual installments on each of the first five anniversaries of the grant date. See "--Stock Plans--Career Education Corporation 1995 Stock Option Plan."
(5) These options became exercisable in full upon consummation of the Offering.
(6) The exercise price of each of these options equals the fair market value of the option shares on the date of grant, as determined by the Company's Board of Directors based on the most recent price prior to the grant date at which the Company sold or agreed to sell Preferred Stock in capital raising transactions.

                         FISCAL YEAR-END OPTION VALUES

  The following table contains information regarding the Named Executive Officers' unexercised options as of December 31, 1997. Neither of the Named Executive Officers exercised any options during 1997.

                                NUMBER OF SHARES
                             UNDERLYING UNEXERCISED   VALUE OF UNEXERCISED IN-
                                  OPTIONS AS OF        THE-MONEY OPTIONS AS OF
                              DECEMBER 31, 1997(#)     DECEMBER 31, 1997($)(2)
                            ------------------------- -------------------------
          NAME              EXERCISABLE/UNEXERCISABLE EXERCISABLE/UNEXERCISABLE
          ----              ------------------------- -------------------------
      John M. Larson ......      30,335/32,747(1)         $435,447/$307,969
      William A. Klettke ..         328/25,550(1)         $  3,977/$204,203

--------
(1) Options issued under the Career Education Corporation 1995 Stock Option Plan prior to May 30, 1997, fully vested upon consummation of the Offering.
(2) The value per option is calculated by subtracting the exercise price of the option from the initial public offering price of the Common Stock of $16.00 per share.

EMPLOYMENT AGREEMENT

  The Company has entered into an Employment and Non-Competition Agreement with Mr. Larson, dated as of October 9, 1997 (the "Larson Employment Agreement"), which has an initial term ending July 31, 2000. The Larson Employment Agreement is subject to successive, automatic employer extensions if the Company gives written notice at least 90 days prior to the expiration date. The Larson Employment Agreement provides for an initial base salary of $250,000 plus bonus compensation established by the Company's Board of Directors. The Larson Employment Agreement provides for continuation of salary, bonus and benefits for one year following Mr. Larson's termination of employment with the Company, other than termination by the Company for "Cause" (as defined in the Larson Employment Agreement) or termination by Mr. Larson without "Good Reason" (as defined in the Larson Employment Agreement). Good Reason includes a Change of Control (as defined in the Larson Employment Agreement) of the Company. The Larson Employment Agreement also prohibits Mr. Larson from disclosing confidential information and prohibits him from engaging in activities competitive with the Company for a period which includes the term of his employment with the Company or service as a director of the Company and continues for two years thereafter. However, if Mr. Larson's employment with the Company is terminated by the Company without "Cause" or by Mr. Larson for "Good Reason," the non-competition period will expire on the later of the termination of Mr. Larson's service as a director with the Company or six months after the termination of his employment. In such case, the Company may extend the non-competition period up to an additional 18 months if it pays Mr. Larson's base salary, a portion of his bonus and benefits during this additional period. If the term of the Larson Employment Agreement expires and the Company refuses its renewal or Mr. Larson refuses its renewal for Good Reason, the non-competition period will expire on the later of the termination of Mr. Larson's employment or the termination of his service as a director. In such case, the Company may extend the non-competition period for up to an additional two years if it pays Mr. Larson's base salary, a portion of his bonus and benefits during this additional period.

COMPENSATION OF DIRECTORS

  All directors who are not employees of the Company are paid an annual fee of $6,000 and are paid $1,000 for each Board meeting attended and $500 for each Board committee meeting attended. Non-employee directors are also reimbursed for their reasonable out-of-pocket expenses incurred in attending Board and committee meetings. The Company has adopted the Career Education Corporation 1998 Non-Employee Directors' Stock Option Plan, providing for annual option grants to each director who is not an employee of the Company. See "--Stock Plans--Career Education Corporation 1998 Non-Employee Directors' Stock Option Plan."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  Wallace O. Laub, Patrick K. Pesch ("Pesch") and Scott D. Steele, who resigned as a director of the Company on January 23, 1998, served as the members of the Compensation Committee during 1997. Scott Steele resigned as a director due to time constraints imposed by his work for Electra Fleming, Inc. ("Electra Fleming"), of which Mr. Steele serves as a principal, and because of a general policy of Electra Fleming against its principals serving on the boards of publicly-held corporations in which Electra Fleming (or an affiliate) has an equity interest.

  Prior to the consummation of the Offering, the Company's outstanding capital stock consisted of (i) four classes of common stock: Class A Voting Common Stock, $.01 par value (the "Class A Common Stock"); Class B Voting Common Stock, $.01 par value (the "Class B Common Stock"); Class C Non-voting Common Stock, $.01 par value (the "Class C Common Stock"); and Class E Non-voting Common Stock, $.01 par value (the "Class E Common Stock") (the Class A Common Stock, Class B Common Stock, Class C Common Stock and Class E Common Stock are collectively referred to as the "Existing Common Stock"); and (ii) three classes of Preferred Stock: Preferred Stock, Series A, $.01 par value (the "Series A Preferred Stock"); Preferred Stock, Series C, $.01 par value (the "Series C Preferred Stock"); and Series D Preferred Stock, $.01 par value (the "Series D Preferred Stock") (the Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are collectively referred to as the "Existing Preferred Stock").

  The following information reflects a 100-for-one split of the Company's common stock effected as of July 31, 1995 and a 10-for-one split of the Company's Series C Preferred Stock effected as of July 26, 1996. It does not reflect the following transactions effected immediately prior to the consummation of the Offering: (i) the Amended and Restated Certificate of Incorporation of the Company was amended to provide, among other things, for
(a) only two classes of capital stock, consisting of the Common Stock and Preferred Stock, $.01 par value, (b) the conversion of all shares of Existing Common Stock into Common Stock at the rate of 9.376 shares of Common Stock for every share of Existing Common Stock, and (c) the conversion (the "Preferred Stock Conversion") of all Existing Preferred Stock (including all accrued paid-in-kind dividends thereon) into Common Stock at a rate determined by dividing the liquidation value of the Existing Preferred Stock (including the liquidation value of the accrued paid-in-kind dividends) by the initial public offering price of the Common Stock in the Offering (converting into 2,423,481 shares of Common Stock); and then (ii) all outstanding warrants (other than the Provident Warrant) to purchase Class D Non-Voting Common Stock, $.01 par value (the "Class D Common Stock"), and Class E Common Stock were exercised for an aggregate of 624,062 shares of Common Stock.

  As of February 28, 1997, the Company entered into a Securities Purchase Agreement (the "February 1997 Agreement") with HECC, which as of December 31, 1997 beneficially owned 70.1% of the outstanding Common Stock of the Company; Electra, which as of December 31, 1997 owned 25.5% of the Common Stock of the Company; John M. Larson, the President and Chief Executive Officer and a director of the Company ("Larson"); William A. Klettke, the Senior Vice President, Chief Financial Officer and Treasurer of the Company ("Klettke"); Robert E. Dowdell, a director of the Company; and Mr. Laub and Constance L. Laub (collectively, "Laub"). Pesch is an officer of HECC and a Senior Vice President of HFI (collectively with HECC, "Heller"), the parent of HECC, and was designated as a director of the Company by HECC. Todd H. Steele ("Todd Steele"), who served as a Vice President of HFI and HECC from May 1990 to November 1996, was also designated as a director of the Company by Heller. Scott Steele is a principal of Electra Fleming Inc, an affiliate of EIT and EAP, and was designated as a director of the Company by EIT.

  On February 28, 1997, pursuant to the February 1997 Agreement, the Company issued (i) 1,391 shares of Series D Preferred Stock and Warrants to purchase 1,655 shares of Class E Common Stock to HECC in exchange for total consideration of $1,391,000, (ii) 468 shares of Series D Preferred Stock and Warrants to purchase 558 shares of Class E Common Stock to Electra in exchange for total consideration of $468,000, (iii) 84 shares of Series D Preferred Stock and Warrants to purchase 99 shares of Series E Common Stock to Dowdell in exchange for total consideration of $84,000, (iv) 16 shares of Series D Preferred Stock and Warrants to purchase 19 shares of Class E Common Stock to Larson in exchange for total consideration of $16,000, (v) 15 shares of Series D

Preferred Stock and Warrants to purchase 18 shares of Class E Common Stock to Klettke in exchange for total consideration of $15,000, (vi) 26 shares of Series D Preferred Stock and Warrants to purchase 31 shares of Class E Common Stock to Laub in exchange for total consideration of $26,000.

  On May 30, 1997, pursuant to the February 1997 Agreement, the Company issued
(i) 3,995 shares of Series D Preferred Stock and Warrants to purchase 4,754 shares of Class E Common Stock to HECC in exchange for total consideration of $3,995,000, (ii) 1,348 shares of Series D Preferred Stock and Warrants to purchase 1,603 shares of Class E Common Stock to Electra in exchange for total consideration of $1,348,000, (iii) 44 shares of Series D Preferred Stock and Warrants to purchase 52 shares of Class E Common Stock to Larson in exchange for total consideration of $44,000, (iv) 42 shares of Series D Preferred Stock and Warrants to purchase 50 shares of Class E Common Stock to Klettke in exchange for total consideration of $42,000, (v) 71 shares of Series D Preferred Stock and Warrants to purchase 85 shares of Class E Common Stock to Laub in exchange for total consideration of $71,000.

  As of May 30, 1997, the Company entered into a Securities Purchase Agreement with Heller, Electra and Klettke (the "May 1997 Agreement" and, together with the February 1997 Agreement, the "1997 Agreements"). On May 30, 1997, pursuant to the May 1997 Agreement, the Company issued (i) 11,127 shares of Series D Preferred Stock and Warrants to purchase 26,842 shares of Class E Common Stock to Heller in exchange for total consideration of $11,127,000, (ii) 2,376 shares of Series D Preferred Stock and Warrants to purchase 5,732 shares of Class E Common Stock to Electra in exchange for total consideration of $2,376,000 and (iii) 122 shares of Series D Preferred Stock and Warrants to purchase 295 shares of Class E Common Stock to Klettke in exchange for total consideration of $122,000.

  On June 30, 1997, pursuant to the May 1997 Agreement, the Company issued 1,375 shares of Series D Preferred Stock and Warrants to purchase 3,317 shares of Class E Common Stock to Electra in exchange for total consideration of $1,375,000.

  The number of shares covered by each of the Warrants issued pursuant to the 1997 Agreements (collectively, the "Warrants") was subject to adjustment in certain events described therein. The Warrants had an exercise price of $.01 per share and an expiration date of July 31, 2005. The holders of the Warrants were required to exercise them concurrently with the consummation of the Offering. The exercise price of each of the Warrants was paid by surrender of a portion of such Warrant. The Series D Preferred Stock issued pursuant to the 1997 Agreements (including all accrued paid-in-kind dividends thereon) was converted into shares of Common Stock at a rate determined by dividing the liquidation value of such Series D Preferred Stock by the initial public offering price of the Common Stock in the Offering ($16 per share).

  The Company and Electra are parties to a Registration Rights Agreement, dated as of July 31, 1995, as amended (the "Electra Registration Rights Agreement"). Under the Electra Registration Rights Agreement, Electra is entitled, subject to certain exceptions, to demand that the Company register shares of Common Stock held by Electra on up to two occasions (plus, in certain circumstances, one additional occasion) and to cause the Company to register such shares in any registration by the Company for its own account or for the account of other security holders. Additionally, at any time that the Company is eligible to use Commission Form S-3 for registration of securities (expected to initially occur on the first anniversary of this Prospectus), Electra will be entitled, subject to certain exceptions, to cause the Company to register shares held by Electra on a registration statement on Form S-3. The Company is required to pay certain expenses relating to any registration effected pursuant to the Electra Registration Rights Agreement and to indemnify Electra against certain liabilities, including liabilities under the Securities Act.

  The Company and Heller entered into a Registration Rights Agreement (the "Heller Registration Rights Agreement") prior to the consummation of the Offering. Under the Heller Registration Rights Agreement, Heller is entitled, subject to certain exceptions, to demand that the Company register shares of Common Stock held by Heller on up to three occasions and to cause the Company to register such shares in any registration by the Company for its own account or for the account of other security holders. Additionally, at any time that the Company is eligible to use Commission Form S-3 for registration of securities, Heller will be entitled, subject to certain exceptions, to cause the Company to register shares held by Heller on a registration statement on Form S-3. The Company is required to pay certain expenses relating to any registration effected pursuant to the Heller Registration Rights Agreement and to indemnify Heller against certain liabilities, including liabilities under the Securities Act.

  Pursuant to a Securities Purchase Agreement dated as of July 31, 1995, among the Company and Electra, the Company was required to pay Electra an annual portfolio administration fee in the amount of $75,000. This obligation terminated upon the consummation of the Offering.

SECTION 16(A)--BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Because the Company did not have a class of securities registered pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") during 1997, there were no filings required pursuant to Section 16 of the Exchange Act in 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table (including the Notes thereto) sets forth certain information regarding the beneficial ownership of the Common Stock as of March 1, 1998. Unless otherwise indicated below, the persons in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

                                                          SHARES OF
                                                        COMMON STOCK
                                                    BENEFICIALLY OWNED(1)
                                                    ----------------------------
                          NAME                        NUMBER          PERCENT
                          ----                      -------------    -----------
      Heller Equity Capital Corporation (2)........     2,549,944         38.0%
      Electra Investment Trust P.L.C. and Electra
      Associates, Inc. (3).........................       982,510         14.7
      John M. Larson (4)...........................       147,510          2.2
      Robert E. Dowdell (5)........................       126,549(6)       1.9
      William A. Klettke (7).......................        45,113            *
      Wallace O. Laub..............................        29,483(6)         *
      Keith K. Ogata...............................        17,666(6)         *
      Patrick K. Pesch.............................         5,066(6)         *
      Thomas B. Lally..............................         3,666(6)         *
      All directors and executive officers as a
      group (7 persons)............................       413,606          5.7

--------
*Less than 1%.
(1) Beneficial ownership is determined in accordance with the rules of the Commission. The number of shares beneficially owned by a person and the percentage ownership of that person includes shares of Common Stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 20, 1998 (including options that became exercisable upon consummation of the Offering).
(2) The address of HECC is 500 West Monroe Street, Chicago, Illinois 60661.
(3) EIT and Electra Associates, Inc. ("EAI") are affiliated entities, and their address is c/o EIT, 65 Kingsway, London, England WC2B 6QT.
(4) Includes 131,878 shares of Common Stock which may be acquired by Mr. Larson upon the exercise of currently exercisable stock options.
(5) Includes 2,034 shares of Common Stock held by Mr. Dowdell, as Custodian for Brian M. Dowdell under the Uniform Transfers to Minors Act; 2,034 shares of Common Stock held by Mr. Dowdell, as Custodian for Sharon T. Dowdell under the Uniform Transfers to Minors Act; 3,825 shares of Common Stock held by Robert E. Dowdell Defined Benefit Plan and Trust, under Agreement dated 12/9/96; 3,336 shares of Common Stock held by Robert E. Dowdell and Grace C. Dowdell, as Trustees under Trust Agreement dated July 1, 1991; 12,776 shares of Common Stock held by Delaware Charter Guarantee and Trust Co., Custodian for Robert E. Dowdell Individual Retirement Account; and 41,980 shares of Common Stock which may be acquired by Mr. Dowdell upon the exercise of currently exercisable stock options.
(6) Includes 2,666 shares of Common Stock which may be acquired upon the exercise of currently exercisable stock options granted to this non-employee director under the Directors' Plan.
(7) Includes 17,410 shares of Common Stock which may be acquired by Mr. Klettke upon the exercise of currently exercisable stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In addition to the transactions described under "Item 11. Executive Compensation Compensation Committee Interlocks and Insider Participation," the Company has entered into the following arrangements with one of its executive officers:

  In December 1996, the Company issued 824 shares of Class E Common Stock and 70 shares of Series A Preferred Stock to William A. Klettke, the Company's Senior Vice President, Chief Financial Officer and Treasurer, in exchange for total consideration of $99,982. At that time, the Company made an interest-free loan in the amount of $99,982 to Mr. Klettke to be used to purchase these shares. This loan was repaid by Mr. Klettke in full in January 1997.

  The Company intends that any future transactions between the Company and its officers, directors and affiliates will be on terms no less favorable to the Company than can be obtained on an arm's length basis from unaffiliated third parties and that any transactions with such persons will be approved by a majority of the Company's outside directors or will be consistent with policies approved by such outside directors.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this Form 10-K:

  1. Financial Statements of the Company and its subsidiaries.

    Report of Independent Public Accountants, page F-1.

    Consolidated Balance Sheets at December 31, 1997 and 1996, page F-2.

    Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995, page F-5.

    Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995, page F-6.

    Consolidated Statements of Stockholders' Investment for the years ended December 31, 1997, 1996 and 1995, page F-7.

    Notes to Consolidated Financial Statements, page F-9.

  2. Financial Statement Schedule:

    Report of Independent Public Accountants, page S-1.

    Valuation and Qualifying Accounts, page S-2.

  3.  Exhibits:

      *2.1 Asset Purchase Agreement dated as of September 30, 1996, among the Registrant, WCI Acquisition, Ltd., Phillips Edu-cational Group of Portland, Inc., and Phillips Colleges,
               Inc. Schedules and exhibits to this Asset Purchase Agree-ment have not been included herewith, but will be fur-nished supplementally to the Commission upon request.
      *2.2     Stock Sale Agreement dated as of April 7, 1997, between K-
               III Prime Corporation, Inc. and the Registrant. Schedules and exhibits to this Stock Sale Agreement have not been included herewith, but will be furnished supplementally to the Commission upon request.
      *2.3     Stock Purchase Agreement dated as of June 30, 1997, among
               IAMD Acquisition I, Ltd. and Clem Stein, Jr., Marion
               Stein, Leonard Rutstein, Barbara Ann Scott King, Thomas V.
               King, William W. Wirtz and David Powell. Schedules and ex-hibits to this Stock Purchase Agreement have not been in-cluded herewith but will be furnished supplementally to the Commission upon request.

      *2.4 Share Purchase Agreement dated as of June 30, 1997, among the Registrant and Clem Stein, Jr., Leonard Rutstein, Bar-bara Ann Scott King and Lawrence N. Gross. Schedules and exhibits to this Share Purchase Agreement have not been included herewith, but will be furnished supplementally to the Commission upon request.
       3.1     Amended and Restated Certificate of Incorporation of the
               Registrant.
       3.2     Amended and Restated By-laws of the Registrant.
      *4.1     Form of specimen stock certificate representing Common
               Stock.
      *4.2 Credit Agreement dated as of May 30, 1997 among the Regis-trant, as borrower, the lenders named therein and LaSalle
               National Bank, as agent, as amended.
     *10.1 Career Education Corporation 1995 Stock Option Plan, as amended.
     *10.2     Form of Option Agreement under the Registrant's 1995 Stock
               Option Plan.
     *10.3 Career Education Corporation 1998 Employee Incentive Com-pensation Plan.
     *10.5     Career Education Corporation 1998 Non-Employee Directors'
               Stock Option Plan.
     *10.6     Form of Option Agreement under the Registrant's 1998 Non-
               Employee Directors' Stock Option Plan.
     *10.7     Career Education Corporation 1998 Employee Stock Purchase
               Plan.
     *10.8     Amended and Restated Option Agreement dated as of July 31,
               1995, between the Registrant and John M. Larson, and
               Amendment thereto dated as of October 20, 1997.
     *10.9 Supplemental Option Agreement dated July 31, 1995, between the Registrant and John M. Larson.
     *10.10    Amended and Restated Option Agreement dated as of July 31,
               1995, between the Registrant and Robert E. Dowdell, and
               Amendment thereto dated as of October 20, 1997.
     *10.11 Employment and Non-Competition Agreement dated as of Octo-ber 9, 1997, between the Registrant and John M. Larson.
     *10.12 Form of Indemnification Agreement for Directors and Execu-tive Officers.
     *10.13 Career Education Corporation Amended and Restated Stock-holders' Agreement dated as of July 31, 1995, as amended on February 28, 1997 and May 30, 1997.
     *10.14 Registration Rights Agreement dated as of July 31, 1995, between the Registrant, Electra Investment Trust P.L.C.
               and Electra Associates, Inc., and form of Amendment Agree-ment relating thereto.
     *10.15    Warrant Agreement dated as of July 31, 1995, between the
               Registrant and The Provident Bank, and related Warrant
               Certificate.
     *10.16 Securities Purchase Agreement dated as of July 31, 1995 among the Registrant, Electra Investment Trust P.L.C. and
               Electra Associates, Inc. (the "Electra 1995 Agreement").
     *10.17    Form of Warrant Certificate issued pursuant to the Electra
               1995 Agreement.
     *10.18    Securities Purchase Agreement dated as of February 28,
               1997, among the Registrant, Heller Equity Capital Corpora-tion, Electra Investment Trust P.L.C., Robert E. Dowdell,
               John M. Larson, Wallace O. Laub and Constance L. Laub and
               William A. Klettke (the "February 1997 Agreement").

     *10.19    Securities Purchase Agreement dated as of May 30, 1997
               among the Registrant, Heller Equity Capital Corporation,
               Electra Investment Trust P.L.C. and William A. Klettke
               (the "May 1997 Agreement").
     *10.20    Form of Warrant Certificate issued pursuant to the Febru-
               ary 1997 Agreement and the May 1997 Agreement.
     *10.21    Form of Management Fee Agreement between the Registrant
               and each of its subsidiaries.
     *10.22    Form of Tax Sharing Agreement between the Registrant and
               each of its subsidiaries.
      10.23    Registration Rights Agreement between the Registrant and
               Heller Equity Capital Corporation.
      10.24    Agreement between the Registrant and Heller Equity Capital
               Corporation, regarding designation of directors of the
               Registrant.
      21       Subsidiaries of the Registrant.
      27       Financial Data Schedule.

--------
* Incorporated herein by reference to the Exhibit of the same number to the Company's Registration Statement on Form S-1, effective as of January 28, 1998

  (b) Reports on Form 8-K:

    Because the Company did not have a class of securities registered pursuant to the Exchange Act during the last quarter of the period covered by this Form 10-K, the Company filed no Current Reports on Form 8-K during such time.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 27TH DAY OF MARCH, 1998.

                                          Career Education Corporation

                                                 /s/ William A. Klettke
                                          By: _________________________________
                                                    William A. Klettke
                                                  Chief Financial Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


       /s/ John M. Larson            President, Chief Executive      March 27, 1998
____________________________________  Officer (Principal
           John M. Larson             Executive Officer) and a
                                      Director

     /s/ William A. Klettke          Senior Vice President and       March 27, 1998
____________________________________  Chief Financial Officer
         William A. Klettke           (Principal Financial and
                                      Accounting Officer)

     /s/ Robert E. Dowdell           Director                        March 27, 1998
____________________________________
         Robert E. Dowdell

      /s/ Thomas B. Lally            Director                        March 27, 1998
____________________________________
          Thomas B. Lally

      /s/ Wallace O. Laub            Director                        March 27, 1998
____________________________________
          Wallace O. Laub

       /s/ Keith K. Ogata            Director                        March 27, 1998
____________________________________
           Keith K. Ogata

      /s/ Patrick K. Pesch           Director                        March 27, 1998
____________________________________
          Patrick K. Pesch


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Career Education Corporation:

  We have audited the accompanying consolidated balance sheets of CAREER EDUCATION CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Career Education Corporation and Subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Arthur Andersen LLP

Chicago, Illinois
February 13, 1998 (except
 with respect to the matter
 discussed in the last
 paragraph of Note 16, as to
 which the date is March 13,
 1998)

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                            DECEMBER 31,
                                                     --------------------------
                                                            1997
                                                     ------------------
                                                              PRO FORMA
                                                              (NOTES 2
                                                      ACTUAL   AND 15)   1996
                                                     -------- --------- -------
                                                             (UNAUDITED)
                       ASSETS
CURRENT ASSETS:
  Cash.............................................. $ 18,906 $ 21,199  $ 7,798
  Receivables--
    Students, net of allowance for doubtful accounts
     of $1,516 and $455 at December 31, 1997 and
     1996, respectively.............................  10,812   10,812    2,159
    From former owners of acquired businesses.......      --       --       523
    Stockholder.....................................      --       --       100
    Other...........................................    1,346    1,346      120
  Inventories.......................................      634      634      213
  Prepaid expenses and other current assets.........    1,598    1,598      725
  Deferred offering costs...........................    2,900      --       --
  Deferred income tax assets........................      406      406      194
                                                     -------- --------  -------
      Total current assets..........................   36,602   35,995   11,832
                                                     -------- --------  -------
PROPERTY AND EQUIPMENT, net of accumulated
 depreciation
 and amortization...................................   45,555   45,555   19,560
                                                     -------- --------  -------
INTANGIBLE ASSETS, net..............................   33,579   33,579    3,407
                                                     -------- --------  -------
OTHER ASSETS........................................    1,881    1,881    1,409
                                                     -------- --------  -------
TOTAL ASSETS........................................ $117,617 $117,010  $36,208
                                                     ======== ========  =======


  The accompanying notes are an integral part of these consolidated financial statements.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                                            DECEMBER 31,
                                                      -------------------------
                                                            1997
                                                      -----------------
                                                              PRO FORMA
                                                              (NOTES 2
                                                      ACTUAL   AND 15)   1996
                                                      ------- --------- -------
                                                             (UNAUDITED)
      LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Current maturities of long-term debt............... $ 3,888  $ 3,888  $ 2,676
  Book overdraft.....................................     --       --       683
  Accounts payable...................................   3,580    3,580      502
  Accrued expenses--
    Payroll and related benefits.....................   1,605    1,605      678
    Accrued offering costs...........................   2,447      --       --
    Other............................................   3,800    3,800    1,658
  Deferred tuition revenue...........................   7,476    7,476    4,256
                                                      -------  -------  -------
      Total current liabilities......................  22,796   20,349   10,453
                                                      -------  -------  -------
LONG TERM DEBT, net of current maturities shown
 above...............................................  60,147   16,112   13,783
                                                      -------  -------  -------
OTHER LONG-TERM LIABILITIES..........................     703      703      --
                                                      -------  -------  -------
DEFERRED INCOME TAX LIABILITIES......................   1,215    1,215      --
                                                      -------  -------  -------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK AND WARRANTS
  Redeemable Series A preferred stock, $0.01 par
   value; 50,000 shares authorized; 7,852 shares
   outstanding at December 31, 1997, and 1996,
   respectively, at liquidation value (stated value
   plus accumulated dividends).......................  10,112      --     9,432
  Redeemable Series B preferred stock, $0.01 par
   value; 1,000 shares authorized; no shares
   outstanding.......................................     --       --       --
  Redeemable Series C preferred stock, $0.01 par
   value; 5,000 shares authorized; 4,954 shares
   outstanding at December 31, 1997 and 1996, at
   liquidation value (stated value plus accumulated
   dividends)........................................   4,784      --     4,259
  Redeemable Series D preferred stock, $0.01 par
   value; 25,000 shares authorized; 22,500 shares
   outstanding at December 31, 1997, and no shares
   outstanding at December 31, 1996, at liquidation
   value (stated value plus accumulated dividends)...  22,175      --       --
  Warrants exercisable into 202,297 shares of Class D
   common stock at December 31, 1997, and 257,690
   shares of Class D common stock at December 31,
   1996, at an exercise price of $0.01 per share, at
   estimated redemption value........................   2,659      --       870
  Warrants exercisable into 32,947 shares of Class E
   common stock at December 31, 1997, at an exercise
   price of $0.01 per share, at estimated redemption
   value.............................................     430      430      --
                                                      -------  -------  -------
      Total redeemable preferred stock and warrants..  40,160      430   14,561
                                                      -------  -------  -------

  The accompanying notes are an integral part of these consolidated financial statements.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                                          DECEMBER 31,
                                                   ----------------------------
                                                          1997
                                                   -------------------
                                                             PRO FORMA
                                                             (NOTES 2
                                                    ACTUAL    AND 15)    1996
                                                   --------  ---------  -------
                                                           (UNAUDITED)
STOCKHOLDERS' INVESTMENT:
  Class A common stock, $0.01 par value; 5,625,600
   shares authorized; 49,224 shares issued and
   outstanding at December 31, 1997 and 1996......        1       --          1
  Class B common stock, $0.01 par value; 937,600
   shares authorized; 47,818 shares issued and
   outstanding at December 31, 1997 and 1996......        1       --        --
  Class C common stock, $0.01 par value; 937,600
   shares authorized; 655,382 shares issued and
   outstanding at December 31, 1997 and 1996......        7       --          7
  Class D common stock, $0.01 par value; 937,600
   shares authorized; no shares issued and
   outstanding at December 31, 1997 and 1996......      --        --        --
  Class E common stock, $0.01 par value; 1,875,200
   shares authorized; 16,380 and 15,452 shares
   issued and outstanding at December 31, 1997 and
   1996, respectively.............................      --        --        --
  Common stock, $0.01 par value; 50,000,000 shares
   authorized; 7,042,995 shares issued and
   outstanding at December 31, 1997...............      --         70       --
  Warrants........................................    4,777       --        --
  Additional paid-in capital......................       71    90,392        60
  Foreign currency translation....................     (297)     (297)      --
  Accumulated deficit.............................  (11,964)  (11,964)   (2,657)
                                                   --------  --------   -------
      Total stockholders' investment..............   (7,404)   78,201    (2,589)
                                                   --------  --------   -------
TOTAL LIABILITIES AND STOCKHOLDERS'
 INVESTMENT....................................... $117,617  $117,010   $36,208
                                                   ========  ========   =======


 The accompanying notes are an integral part of these consolidated statements.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       FOR THE YEARS ENDED
                                                          DECEMBER 31,
                                                     -------------------------
                                                      1997     1996     1995
                                                     -------  -------  -------
REVENUE:
 Tuition and registration fees, net................. $74,842  $29,269  $16,330
 Other, net.........................................   7,756    4,311    3,066
                                                     -------  -------  -------
     Total net revenue..............................  82,598   33,580   19,396
OPERATING EXPENSES:
 Educational services and facilities................  34,620   14,404    8,565
 General and administrative.........................  37,542   14,622    9,097
 Depreciation and amortization......................   8,121    2,134    1,330
                                                     -------  -------  -------
     Total operating expenses.......................  80,283   31,160   18,992
                                                     -------  -------  -------
     Income from operations.........................   2,315    2,420      404
INTEREST EXPENSE....................................   3,108      717      311
                                                     -------  -------  -------
     Income (loss) before provision for income taxes
      and extraordinary item........................    (793)   1,703       93
PROVISION (BENEFIT) FOR INCOME TAXES................    (331)     208       24
                                                     -------  -------  -------
 Income (loss) before extraordinary item............    (462)   1,495       69
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT,
 net of taxes of $233...............................    (418)     --       --
                                                     -------  -------  -------
NET INCOME (LOSS)................................... $  (880) $ 1,495  $    69
                                                     =======  =======  =======
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS:
 Income (loss) before extraordinary item............ $  (462) $ 1,495  $    69
 Dividends on preferred stock.......................  (2,159)  (1,128)    (777)
 Accretion to redemption value of preferred stock
  and warrants......................................  (6,268)    (230)     (96)
                                                     -------  -------  -------
     Income (loss) before extraordinary item
      attributable to common stockholders...........  (8,889)     137     (804)
 Extraordinary loss.................................    (418)     --       --
                                                     -------  -------  -------
     Net income (loss) attributable to common
      stockholders.................................. $(9,307) $   137  $  (804)
                                                     =======  =======  =======
INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON
 STOCKHOLDERS:
 Basic--
   Income (loss) before extraordinary item.......... $(11.58) $  0.18  $ (1.06)
   Extraordinary loss............................... $ (0.54) $   --   $   --
                                                     -------  -------  -------
     Net income (loss).............................. $(12.12) $  0.18  $ (1.06)
                                                     =======  =======  =======
 Diluted--
   Income (loss) before extraordinary item.......... $(11.58) $  0.13  $ (1.06)
   Extraordinary loss............................... $ (0.54) $   --   $   --
                                                     -------  -------  -------
     Net income (loss).............................. $(12.12) $  0.13  $ (1.06)
                                                     =======  =======  =======
WEIGHTED AVERAGE SHARES OUTSTANDING:
 Basic..............................................     768      761      755
                                                     =======  =======  =======
 Diluted............................................     768    1,030      755
                                                     =======  =======  =======
PRO FORMA (UNAUDITED):
 Income (loss) attributable to common
  stockholders--
   Income (loss) before extraordinary item
    attributable to common stockholders, as
    reported........................................ $(8,889) $   137  $  (804)
   Dividends on preferred stock.....................   2,159    1,128      777
   Accretion to redemption value of preferred stock
    and warrants....................................   6,100      230       96
                                                     -------  -------  -------
 Pro forma income (loss) before extraordinary item
  attributable to common stockholders............... $  (630) $ 1,495  $    69
 Extraordinary loss.................................    (418)     --       --
                                                     -------  -------  -------
     Pro forma net income (loss) attributable to
      common stockholders........................... $(1,048) $ 1,495  $    69
                                                     =======  =======  =======
 Pro forma diluted income (loss) per share
  attributable to common stockholders--
   Income (loss) before extraordinary item.......... $ (0.20) $  0.78  $  0.05
   Extraordinary item............................... $ (0.14) $   --   $   --
                                                     -------  -------  -------
   Net income (loss)................................ $ (0.34) $  0.78  $  0.05
                                                     =======  =======  =======
 Pro forma diluted weighted average number of
  common and common stock equivalent shares
  outstanding.......................................   3,048    1,909    1,529
                                                     =======  =======  =======

 The accompanying notes are an integral part of these consolidated statements.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                       FOR THE YEAR ENDED
                                                           DECEMBER 31
                                                     -------------------------
                                                       1997     1996     1995
                                                     --------  -------  ------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss).................................  $   (880) $ 1,495  $   69
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities--
   Depreciation, amortization and debt discount....     8,239    2,188   1,351
   Warrants issued to a bank.......................       180      --      --
   Deferred income taxes...........................    (1,013)    (208)    --
   Extraordinary loss on early extinguishment of
    debt...........................................       418      --      --
   Changes in operating assets and liabilities, net
    of acquisitions--
     Receivables, net..............................    (5,208)     385    (869)
     Inventories, prepaid expenses and other
      current assets...............................    (3,959)    (237)   (213)
     Accounts payable..............................     4,808     (138)    118
     Accrued expenses and other liabilities........       392      752    (233)
     Deferred tuition revenue......................    (3,171)   1,038      12
                                                     --------  -------  ------
      Net cash provided by (used in) operating
       activities..................................      (194)   5,275     235
                                                     --------  -------  ------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Business acquisitions, net of cash................   (39,855)  (8,250) (1,622)
 Acquisition and organizational costs..............    (1,516)     --     (959)
 Purchase of property and equipment, net...........    (3,822)  (1,231)   (897)
 Other assets......................................       (21)     (37)    --
                                                     --------  -------  ------
      Net cash used in investing activities........   (45,214)  (9,518) (3,478)
                                                     --------  -------  ------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock..........................        30      --       30
 Issuance of warrants..............................     4,789      --      --
 Issuance of redeemable preferred stock and
  warrants.........................................    17,556      --    5,070
 Redemption of preferred stock.....................       --       --     (200)
 Dividends paid on preferred stock.................      (495)    (495)   (207)
 Equity and debt financing costs...................    (1,021)    (553)   (535)
 Book overdraft....................................      (683)     683     --
 Payments of long-term debt........................      (513)  (1,309) (6,363)
 Net (payments on) proceeds from revolving credit
  facility.........................................    (8,239)   1,500   6,771
 Proceeds from term loan facility..................     3,400    8,250     --
 Repayments of term loan facility..................   (11,650)     --      --
 Net proceeds from revolving loans under Credit
  Agreement........................................    39,985      --      --
 Proceeds from issuance of term loans under Credit
  Agreement........................................    15,000      --      --
 Payments on term loans under Credit Agreement.....    (1,500)     --      --
                                                     --------  -------  ------
      Net cash provided by financing activities....    56,659    8,076   4,566
                                                     --------  -------  ------
EFFECT OF EXCHANGE RATE CHANGES ON CASH............      (143)     --      --
                                                     --------  -------  ------
NET INCREASE IN CASH...............................    11,108    3,833   1,323
CASH, BEGINNING OF YEAR............................     7,798    3,965   2,642
                                                     --------  -------  ------
CASH, END OF YEAR..................................  $ 18,906  $ 7,798  $3,965
                                                     ========  =======  ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for--
   Interest........................................  $  3,008  $   407  $  327
   Taxes...........................................     2,446       80     --
                                                     ========  =======  ======
NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Accretion to redemption value of preferred stock
  and warrants.....................................  $  6,268  $   230  $   96
 Dividends on preferred stock added to liquidation
  value............................................     1,663      632     570
                                                     ========  =======  ======

 The accompanying notes are an integral part of these consolidated statements.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                                                 COMMON STOCK
                         --------------------------------------------------------------------------------------------
                             CLASS A          CLASS B           CLASS C          CLASS D          CLASS E
                         ---------------- ---------------- ----------------- ---------------- ----------------
                         5,625,600  $0.01  937,600   $0.01  937,600   $0.01   937,600   $0.01 1,875,200  $0.01
                           SHARES    PAR    SHARES    PAR    SHARES    PAR     SHARES    PAR    SHARES    PAR  TOTAL
                         AUTHORIZED VALUE AUTHORIZED VALUE AUTHORIZED VALUE  AUTHORIZED VALUE AUTHORIZED VALUE AMOUNT
                         ---------- ----- ---------- ----- ---------- ------ ---------- ----- ---------- ----- ------
BALANCE, December 31,
 1994..................    49,224   $492    47,818   $478   655,382   $6,554    --      $ --       --    $ --  $7,524
 Issuance of stock.....       --     --        --     --        --       --     --        --     7,726      78     78
 Dividends paid........       --     --        --     --        --       --     --        --       --      --     --
 Dividends on preferred
  stock for the year...       --     --        --     --        --       --     --        --       --      --     --
 Preferred stock and
  warrant accretion....       --     --        --     --        --       --     --        --       --      --     --
 Net income............       --     --        --     --        --       --     --        --       --      --     --
                           ------   ----    ------   ----   -------   ------    ---     -----   ------   ----- ------
BALANCE, December 31,
 1995..................    49,224    492    47,818    478   655,382    6,554    --        --     7,726      78  7,602
 Issuance of stock.....       --     --        --     --        --       --     --        --     7,726      77     77
 Dividends paid........       --     --        --     --        --       --     --        --       --      --     --
 Dividends on preferred
  stock for the year...       --     --        --     --        --       --     --        --       --      --     --
 Preferred stock and
  warrant accretion....       --     --        --     --        --       --     --        --       --      --     --
 Net income............       --     --        --     --        --       --     --        --       --      --     --
                           ------   ----    ------   ----   -------   ------    ---     -----   ------   ----- ------
BALANCE, December 31,
 1996..................    49,224    492    47,818    478   655,382    6,554    --        --    15,452     155  7,679
 Issuance of warrants..       --     --        --     --        --       --     --        --       --      --     --
 Exercise of warrants..       --     --        --     --        --       --     --        --       928       9      9
 Dividends paid........       --     --        --     --        --       --     --        --       --      --     --
 Dividends on preferred
  stock for the period.       --     --        --     --        --       --     --        --       --      --     --
 Preferred stock and
  warrant accretion....       --     --        --     --        --       --     --        --       --      --     --
 Net loss..............       --     --        --     --        --       --     --        --       --      --     --
                           ------   ----    ------   ----   -------   ------    ---     -----   ------   ----- ------
BALANCE, December 31,
 1997..................    49,224   $492    47,818   $478   655,382   $6,554    --      $ --    16,380    $164 $7,688
                           ======   ====    ======   ====   =======   ======    ===     =====   ======   ===== ======

 The accompanying notes are an integral part of these consolidated statements.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                          WARRANTS
                         ----------               FOREIGN
                          CLASS E    ADDITIONAL  CURRENCY                     TOTAL
                           COMMON     PAID-IN   TRANSLATION ACCUMULATED   STOCKHOLDERS'
                           STOCK      CAPITAL   ADJUSTMENT    DEFICIT      INVESTMENT
                         ----------  ---------- ----------- ------------  -------------
BALANCE, December 31,
 1994................... $      --    $   --     $     --   $ (1,989,477)  $(1,981,953)
  Issuance of stock.....        --     29,904          --            --         29,982
  Dividends paid........        --        --           --       (206,800)     (206,800)
  Dividends on preferred
   stock for the Year...        --        --           --       (570,277)     (570,277)
  Preferred stock and
   warrant accretion....        --        --           --        (95,822)      (95,822)
  Net income............        --        --           --         68,543        68,543
                         ----------   -------    ---------  ------------   -----------
BALANCE, December 31,
 1995...................        --     29,904          --     (2,793,833)   (2,756,327)
  Issuance of stock.....        --     29,905          --            --         29,982
  Dividends paid........        --        --           --       (495,400)     (495,400)
  Dividends on preferred
   stock for the Year...        --        --           --       (632,417)     (632,417)
  Preferred stock and
   warrant accretion....        --        --           --       (229,975)     (229,975)
  Net income............        --        --           --      1,494,666     1,494,666
                         ----------   -------    ---------  ------------   -----------
BALANCE, December 31,
 1996...................        --     59,809          --     (2,656,959)   (2,589,471)
  Issuance of warrants..  4,788,563       --           --            --      4,788,563
  Exercise of warrants..    (11,136)   11,127          --            --            --
  Dividends paid........        --        --           --       (495,400)     (495,400)
  Dividends on preferred
   stock for the Period.        --        --           --     (1,663,137)   (1,663,137)
  Preferred stock and
   warrant accretion....        --        --           --     (6,268,478)   (6,268,478)
  Net loss..............        --        --           --       (879,608)     (879,608)
  Foreign currency
   translation..........        --        --      (296,602)          --       (296,602)
                         ----------   -------    ---------  ------------   -----------
BALANCE, December 31,
 1997................... $4,777,427   $70,936    $(296,602) $(11,963,582)  $(7,404,133)
                         ==========   =======    =========  ============   ===========


 The accompanying notes are an integral part of these consolidated statements.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1997, 1996 AND 1995

1. DESCRIPTION OF THE COMPANY

  Career Education Corporation (the "Company") was incorporated in January 1994, for the purpose of acquiring operations of various for-profit postsecondary schools. The Company manages and operates the educational institutions acquired through its wholly-owned subsidiaries, Al Collins Graphic Design School, Ltd. ("Collins"), Brooks College, Ltd. ("Brooks"), Allentown Business School, Ltd. ("Allentown"), Brown Institute, Ltd. ("Brown"), Western Culinary Institute, Inc. ("Western Culinary"), School of Computer Technology, Inc. ("SCT"), The Katharine Gibbs Schools, Inc. ("Gibbs"), IAMD, Limited and Subsidiaries ("IAMD-U.S.") and International Academy of Merchandising & Design (Canada) Ltd. and Subsidiary ("IAMD-Canada").

  The Collins campus is located in Tempe, Arizona, and offers associate and bachelor degrees in visual communications and a certificate in desktop publishing. The Brooks campus, located in Long Beach, California, offers associate degrees in fashion design, fashion merchandising, interior design and visual communications. The Allentown campus is located in Allentown, Pennsylvania, and offers associate degrees in business administration, accounting, marketing, secretarial, fashion merchandising and medical-related fields, and offers diplomas in business operations, PC/LAN, office assistant and medical-related fields. The Brown campus is located in Mendota Heights, Minnesota, and offers certificates and/or associate degrees in visual communications, business administration, information systems management, computer programming, electronics technology and radio/television broadcasting. The Western Culinary campus, located in Portland, Oregon, offers diplomas in culinary arts. SCT is headquartered in Pittsburgh, Pennsylvania and has campuses in Pittsburgh, Pennsylvania and Fairmont, West Virginia and offers associate degrees and diplomas in computer technology, laser technology and specialized culinary arts. Gibbs has campuses located in various cities through-out New York, New Jersey, and New England and offers associate degrees in secretarial arts, business administration and PC TEC. IAMD-U.S. has campuses located in Chicago, Illinois and Tampa, Florida. IAMD-Canada has campuses located in Toronto, Canada and Montreal, Canada. Both IAMD-U.S. and IAMD-Canada offer associate and bachelor degrees in various fields of merchandising management, fashion design, interior design and computer graphics.

2. INITIAL PUBLIC OFFERING

  On February 4, 1998, the Company sold 3,277,500 shares of its common stock at $16.00 per share pursuant to an initial public offering ("IPO"). The net proceeds from the offering of $45.9 million were used to repay borrowings under the Credit Agreement (Note 5) totaling $41.8 million and amounts owed to former owners of acquired businesses of $4.1 million (Note 5) which were outstanding at that time. Prior to the consummation of the IPO, all outstanding shares of all series of preferred stock and accumulated dividends were converted into 2,423,485 shares of common stock and warrants (except for redeemable warrants exercisable into 32,947 shares of Class E common stock) to purchase 624,320 shares of common stock were exercised. Subsequent to December 31, 1997 and prior to the consummation of the IPO, the Company also formed one class of common stock, increased the number of authorized shares of common stock to 50,000,000 and completed a 9.376-for-1 stock split The effect of the split has been retroactively reflected for all periods presented in the accompanying consolidated financial statements.

3. SIGNIFICANT ACCOUNTING POLICIES

 a. Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. The results of operations of all acquired businesses have been consolidated for all periods subsequent to the date of acquisition.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995


 b. Concentration of Credit Risk

  The Company extends unsecured credit for tuition to a significant portion of the students who are in attendance at the campuses operated by its subsidiaries. A substantial portion of credit extended to students is repaid through the student's participation in various federally funded financial aid programs under Title IV of the Higher Education Act of 1965, as amended ("Title IV Programs"). The following table presents the amount and percentage of the Company's U.S. institutions' cash receipts collected from Title IV Programs for the years ended December 31, 1997, 1996 and 1995 (such amounts were determined based upon each U.S. institution's cash receipts for the twelve-month period ended December 31, pursuant to the regulations of the United States Department of Education ("DOE") at 34 C.F.R. (S) 600.5):

                                             FOR THE YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                               1997        1996        1995
                                            ----------- ----------- -----------
      Total Title IV funding............... $54,963,232 $26,931,030 $17,885,111
      Total cash receipts.................. $85,046,951 $38,036,509 $26,380,681
      Total Title IV funding as a
       percentage of total cash receipts...         65%         71%         68%

The Company generally completes and approves the financial aid packet of each student who qualifies for financial aid prior to the student's beginning class in an effort to enhance the collectibility of its unsecured credit. Transfers of funds from the financial aid programs to the Company are made in accordance with DOE requirements. Changes in DOE funding of federal student financial aid programs could impact the Company's ability to attract students.

 c. Marketing and Advertising Costs

  Marketing and advertising costs are expensed as incurred. Marketing and advertising costs included in general and administrative expenses were $10,640,000, $3,494,000 and $2,715,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

 d. Inventories

  Inventories consisting principally of program materials, books and supplies are stated at the lower of cost, determined on a first-in, first-out basis, or market.

 e. Property and Equipment

  Property and equipment are stated at cost. Depreciation and amortization are recognized utilizing the straight-line method over the useful lives of the related assets. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over their estimated useful lives or lease terms, whichever is shorter. Maintenance, repairs and minor renewals and betterments are expensed; major improvements are capitalized. The estimated useful lives and cost basis of property and equipment at December 31, 1997 and 1996, are as follows (dollars in thousands):

                                                      DECEMBER 31,
                                                     ---------------
                                                      1997    1996      LIFE
                                                     ------- ------- ----------
      Buildings..................................... $ 1,190 $   350   31 years
      Classroom equipment, courseware and other
       instructional materials......................  38,882  17,905 3-15 years
      Furniture, fixtures and equipment.............   8,888   2,926 3-10 years
      Leasehold improvements........................   3,841   1,296  1-7 years
      Vehicles......................................      17      40    5 years
                                                     ------- -------
                                                      52,818  22,517
      Less--Accumulated depreciation and
       amortization.................................   7,263   2,957
                                                     ------- -------
                                                     $45,555 $19,560
                                                     ======= =======

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995


  The gross cost of assets recorded under capital leases included above amounted to $2,075,000 and $39,000 at December 31, 1997 and 1996,
respectively.

 f. Intangible Assets

  Intangible assets include the excess of cost over fair market value of identifiable assets acquired through the business purchases described in Note
4. Goodwill and student contracts are being amortized on a straight-line basis over their estimated useful lives. Covenants not-to-compete entered into before 1997 are being amortized on a straight-line basis over their useful lives. Those entered into after 1996 are being amortized on an accelerated method over their estimated useful lives. At December 31, 1997 and 1996, the cost basis and useful lives of intangible assets consist of the following (dollars in thousands):

                                                         DECEMBER 31,
                                                        -------------- ESTIMATED
                                                         1997    1996    LIVES
                                                        ------- ------ ---------
      Goodwill......................................... $24,358 $3,470  40 years
      Covenants not-to-compete.........................  13,250    500 3-5 years
      Student contracts................................     --   1,107    1 year
                                                        ------- ------
                                                         37,608  5,077
      Less--Accumulated amortization...................   4,029  1,670
                                                        ------- ------
                                                        $33,579 $3,407
                                                        ======= ======

  On an ongoing basis, the Company reviews intangible assets and other long-lived assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. To date, no such events or changes in circumstances have occurred. If such events or changes in circumstances occur, the Company will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset (or acquired business) are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

 g. Revenue Recognition

  Revenue is derived primarily from courses taught at the schools. Tuition revenue is recognized on a straight-line basis over the length of the applicable course. Dormitory and cafeteria revenues charged to students are recognized on a straight-line basis over the length of the students' program. Other dormitory and cafeteria revenues are recognized as earned. Textbook sales and other revenues are recognized as services are performed. If a student withdraws, future revenue is reduced by the amount of refund due to the student. Refunds are calculated in accordance with federal, state and accrediting agency standards. Deferred tuition revenue represents the portion of payments received but not earned and is reflected as a current liability in the accompanying consolidated balance sheets as such amount is expected to be earned within the next year.

 h. Management's Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995

 i. Income Taxes

  The Company files a consolidated federal income tax return. The Company provides for deferred income taxes under the asset and liability method of accounting. This method requires the recognition of deferred income taxes based upon the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

 j. Fair Value of Financial Instruments

  The carrying value of current assets and liabilities reasonably approximates their fair value due to their short maturity periods. The carrying value of the Company's debt obligations reasonably approximates their fair value as the stated interest rate approximates current market interest rates of debt with similar terms.

 k. Accretion to Redemption Value of Preferred Stock and Warrants

  Accretion to redemption value of redeemable preferred stock and warrants represents the change in the redemption value of outstanding preferred stock and warrants, which is being accreted over the earliest period redemption can occur using the effective interest method. The redemption values are based on the estimated fair market values of the classes of stock and consider the amounts the Company has received for the sale of equity instruments, prices paid for acquired businesses and operations of the Company.

 l. Income (Loss) Per Share Attributable to Common Stockholders

  In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128 ("SFAS No. 128"), addressing earnings per share. SFAS No. 128 changed the methodology of calculating earnings per share and renamed the two calculations to basic earnings per share and diluted earnings per share. The calculations primarily differ by excluding dilutive common stock equivalents and convertible securities (such as stock options, warrants, and convertible preferred stock) using the treasury method, when computing basic earnings per share. The Company adopted SFAS No. 128 in December 1997 and has retroactively restated all periods presented. The weighted average number of common shares used in determining basic and diluted income (loss) per share attributable to common stockholders for the years ended December 31, 1997, 1996 and 1995 is as follows (in thousands):

                                                                  FOR THE YEARS
                                                                 ENDED DECEMBER
                                                                       31,
                                                                 ---------------
                                                                 1997 1996  1995
                                                                 ---- ----- ----
      Common shares outstanding (basic)......................... 769    761 755
      Common stock equivalents.................................. --     269 --
                                                                 ---  ----- ---
      Diluted................................................... 769  1,030 755
                                                                 ===  ===== ===

  For the years ending December 31, 1997 and 1995, antidilutive options and warrants excluded from diluted weighted average number of common shares outstanding were 568,332 and 112,906, respectively.

  Supplemental pro forma diluted income (loss) before extraordinary item and net loss per share attributable to common stockholders, had the debt retirement in connection with the consummation of the IPO occurred at the beginning of the year, would have been $(2.59) and $ (2.73) for the year ended December 31, 1997. This earnings per share data is computed based upon the pro forma loss before extraordinary item and after the extraordinary item attributable to common stockholders adjusted for the reduction in interest expense resulting

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995

from the application of net proceeds from the IPO to reduce indebtedness of the Company and pro forma weighted average number of shares of common stock outstanding which reflect the assumed sale by the Company of approximately 2,314,688 shares of common stock in the offering resulting in net proceeds sufficient to pay indebtedness as described in Note 2 (after considering certain cash on hand) in 1997.

 m. Pro Forma Diluted Loss per Share Attributable to Common Stockholders

  Pro forma diluted loss before extraordinary item and net loss per share attributable to common stockholders is based on the weighted average number of shares of common stock and common stock equivalents outstanding after giving retroactive adjustments for (i) stock splits described in Notes 2 and 6 for all periods presented, (ii) shares of redeemable preferred stock converted into shares of common stock (determined by dividing the liquidation value, including paid-in-kind dividends, by the initial public offering price of $16.00 per share), (iii) the exercise of warrants to purchase shares of common stock, (iv) the conversion of all existing classes of common stock into a single new class of common stock and (v) common stock equivalents (if dilutive). Common stock equivalents represent stock options and warrants using the treasury stock method for all periods presented.

  Supplemental pro forma diluted loss before extraordinary item and net loss per share attributable to common stockholders, had the debt retirement in connection with the consummation of the IPO occurred at the beginning of the year and after considering the conversion of preferred stock and exercise of warrants, would have been $(1.49) and $(1.57) for the year ended December 31, 1997.

 n. Stock-Based Compensation

  Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), was issued in October, 1995 by the Financial Accounting Standards Board. SFAS No. 123 provides an alternative method of accounting for stock-based compensation arrangements, based on fair value of the stock-based compensation utilizing various assumptions regarding the underlying attributes of the options and stock, rather than the existing method of accounting for stock-based compensation which is provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The Financial Accounting Standards Board encourages entities to adopt the fair-value based method but does not require adoption of this method. The Company will continue its current accounting policy and has adopted the disclosure-only provisions of SFAS No. 123 for options and warrants issued to employees and directors. Expense associated with stock options and warrants issued to non-employees/non-directors is recorded in accordance with SFAS No. 123.

 o. Accounting Pronouncements to Be Adopted During 1998

  Comprehensive Income

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting of comprehensive income. This pronouncement requires that all items recognized under accounting standards as components of comprehensive income, as defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The financial statement presentation required under SFAS No. 130 is effective for all fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 130 in 1998. As of December 31, 1997, the impact of adopting this pronouncement has not been determined; however, the Company will be affected by it because it maintains a subsidiary that has operations in Canada.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995


  Segment Reporting

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which amends the requirements for a public enterprise to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in the pronouncement, are components of an enterprise about which separate financial information is available that is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The disclosures required by SFAS No. 131 are effective for all fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 131 in 1998. This pronouncement will have an effect on the Company's reporting in the subsequent periods; however, as of December 31, 1997, the impact of this pronouncement has not been determined.

 p. Foreign Currency Translation

  The Company acquired IAMD-Canada, an entity with operations in Canada, on June 30, 1997. At December 31, 1997, revenues and expenses related to these operations have been translated at average exchange rates in effect at the time the underlying transactions occurred. Transaction gains or losses are included in income. Assets and liabilities of this subsidiary have been translated at the year-end exchange rate, with gains and losses resulting from such translation being included in stockholders' investment at December 31, 1997.

4. BUSINESS ACQUISITIONS

WESTERN CULINARY

  On October 21, 1996, Western Culinary acquired certain assets and assumed certain liabilities of Western Culinary Institute, a wholly owned subsidiary of Phillips College, Inc. This acquisition was accounted for as a purchase and, accordingly, the purchased assets and assumed liabilities have been recorded at their estimated fair market values at the date of the acquisition. The purchase price, as adjusted, of approximately $7,477,000 exceeded the fair market value of net assets acquired, resulting in goodwill of approximately $646,000. In connection with the purchase, the former owner of the school entered into a four-year covenant not-to-compete agreement with the Company for a total price of $400,000.

  At closing, the Company paid $7,000,000 to the former owner with funds obtained through bank financing, assumed a $150,000 obligation and deposited $1,250,000 into escrow. At December 31, 1996, the Company estimated that approximately $523,000 would be returned to the Company as a result of purchase price adjustments and has reflected such amount as due from former owners of acquired businesses in the accompanying December 31, 1996 consolidated balance sheet. This amount was collected in January 1997.

SCT

  On February 28, 1997, the Company, through SCT Acquisition, Ltd., acquired 100% of the outstanding shares of capital stock of School of Computer Technology, Inc. This acquisition was accounted for as a purchase and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair market values at the date of the acquisition. The purchase price, as adjusted, of approximately $4,944,000 exceeded the estimated fair market value of net assets acquired and liabilities assumed, resulting in goodwill of approximately $3,111,000. In connection with the purchase, the former owners of the school each entered into three-year covenant not-to-compete agreements with the Company for a total price of $1,750,000.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995


  At closing, the Company paid $400,000 to the former owners, deposited $5,000,000 into escrow, and assumed a $1,800,000 note payable due to the former owners. Funds paid were raised through the issuance of $2,000,000 of Series D preferred stock and warrants and $3,400,000 of bank borrowings. The note, secured by letters of credit, bears interest payable quarterly at 7% per annum and is due February 28, 2001.

GIBBS

  On May 31, 1997, the Company acquired 100% of the outstanding shares of capital stock of The Katharine Gibbs Schools, Inc. The Katharine Gibbs Schools, Inc. has seven wholly-owned subsidiaries, each of which owns and operates separate campuses. This acquisition was accounted for as a purchase and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair market values at the date of the acquisition. The estimated fair market values of certain assets are based upon preliminary appraisal reports. The purchase price, as adjusted, of approximately $19,029,000 exceeded the fair market value of net assets acquired and liabilities assumed, resulting in goodwill of approximately $8,434,000. In connection with the purchase, the former owner of the schools also entered into a covenant not-to-compete agreement with the Company in exchange for $7,000,000. The covenant not-to-compete restricts the former owners' ability to own or operate certain types of for-profit postsecondary schools for five years.

  At closing, the Company paid $5,400,000 to the former owner and deposited $18,850,000 into escrow with borrowings of $12,500,000 from its new bank financing arrangement and $15,000,000 which was raised through the issuance of Series D preferred stock.

IAMD-U.S.

  On June 30, 1997, the Company, through IAMD, Acquisition I, Ltd. acquired 100% of the outstanding shares of capital stock of IAMD, Limited for $3,000,000. Subsequent to the purchase, IAMD Acquisition I, Ltd. merged with and into IAMD, Limited and assumed its name ("IAMD-U.S."). The purchase price may be increased by up to $5,000,000 based upon the amount by which revenue of the acquired operations for the 12 month period ended June 30, 1998 exceeds $8,000,000, as provided for in an earn-out provision in the purchase agreement. IAMD-U.S. generated revenue of $7,493,000 for the year ended June 30, 1997. This acquisition was accounted for as a purchase and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair market values at the date of the acquisition. The estimated fair market values of certain assets are based upon preliminary appraisal reports. The purchase price, subject to certain modifications, exceeded the fair market value of net assets acquired and liabilities assumed, resulting in goodwill of approximately $3,695,000.

  In connection with the purchase, the former owners of the school also entered into covenant not-to-compete agreements with the Company in exchange for $2,000,000. The covenant not-to-compete restricts the former owners' ability to own or operate certain types of for-profit postsecondary schools for four years.

  On June 30, 1997, the Company paid $100,000 to the former owners, issued $1,500,000 in notes payable to the former owners and issued letters of credit totaling $3,400,000 to secure amounts owed to the former owners to consummate these transactions. The funds to consummate these transactions were obtained through the issuance of Series D preferred stock and warrants and bank borrowings. The notes, secured by letters of credit, bear interest payable quarterly at 7% per annum, and were paid upon the consummation of the IPO (Note 2).

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995


IAMD-CANADA

  On June 30, 1997, the Company purchased 100% of the capital stock of IAMD-Canada for $6,500,000. This acquisition was accounted for as a purchase and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair market values at the date of the acquisition. The estimated fair market values of certain assets are based upon preliminary appraisal reports. The purchase price, subject to certain modifications, exceeded the fair market value of net assets acquired and liabilities assumed, resulting in goodwill of approximately $5,648,000.

  In connection with the purchase, the former owners of the school entered into covenant not-to-compete agreements with the Company in exchange for $2,000,000. The covenant not-to-compete restricts the former owners' ability to own or operate certain types of postsecondary vocational schools for four years.

  On June 30, 1997, the Company paid $3,820,000 to the former owners, deposited $2,120,000 into escrow, and issued $2,550,000 in notes payable to the former owners to consummate these transactions. The funds to consummate these transactions were obtained through the issuance of Series D preferred stock and warrants and bank borrowings. The notes are secured by letters of credit, bear interest payable quarterly at 7% per annum, and were paid upon consummation of the IPO (Note 2).

PRO FORMA RESULTS OF OPERATIONS

  The following unaudited pro forma results of operations (in thousands) for the years ended December 31, 1997 and 1996, assume that the business acquisitions subsequent to January 1, 1996 described above occurred at the beginning of the year preceding the year of the acquisition. The pro forma results below are based on historical results of operations, include adjustments for depreciation, amortization, interest and taxes and do not necessarily reflect actual results that would have occurred.

                                                       FOR THE YEARS ENDED
                                                           DECEMBER 31
                                                     --------------------------
                                                       1997     1996     1995
                                                     --------  -------  -------
                                                           (UNAUDITED)
      Net revenue................................... $106,467  $87,476  $32,175
      Income (loss) before extraordinary item.......   (3,506)  (5,051)   1,137
      Net income (loss).............................   (3,924)  (5,051)   1,137
      Income (loss) before extraordinary item
       attributable to common stockholders..........  (11,933)  (6,409)     264
      Net income (loss) attributable to common
       stockholders.................................  (12,351)  (6,409)     264
                                                     ========  =======  =======
      Basic income (loss) per share attributable to
       common stockholders--
        Income (loss) before extraordinary item..... $ (15.53) $ (8.42) $  0.35
                                                     ========  =======  =======
        Net income (loss)........................... $ (16.08) $ (8.42) $  0.35
                                                     ========  =======  =======
      Diluted income (loss) per share attributable
       to common stockholders--
        Income (loss) before extraordinary item..... $ (15.53) $ (8.42) $  0.30
                                                     ========  =======  =======
        Net income (loss)........................... $ (16.08) $ (8.42) $  0.30
                                                     ========  =======  =======

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995


5. DEBT

  Long term debt of the Company at December 31, 1997 and 1996, consists of the following:

                                                                  DECEMBER 31
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
                                                                (IN THOUSANDS)
Borrowings under Credit Agreement with a syndicate of banks as discussed below--
  Revolving loans.............................................. $39,985 $   --
  Term loans...................................................  13,500     --
Revolving credit notes with a bank, as discussed below, net of
 debt discount of $57,000 as of December 31, 1996..............     --    8,182
Bank term loan, as discussed below.............................     --    8,250
Notes payable to former owners of SCT, secured by bank letters of credit, bearing annual interest of 7%, interest only
 payable quarterly, principal due February 28, 2001............   1,800     --
Notes payable to former owners of IAMD-U.S., secured by bank letters of credit, bearing annual interest of 7%, interest
 only payable quarterly, repaid in connection with the
 consummation of the IPO.......................................   1,500     --
Amounts due to former owners of IAMD-U.S., currently payable,
 non-interest-bearing, secured by bank letters of credit.......   3,400     --
Notes payable to former owners of IAMD-Canada, secured by bank letters of credit, bearing annual interest of 7%, interest
 only payable quarterly, repaid in connection with the
 consummation of the IPO.......................................   2,550     --
Equipment under capital leases, secured by related equipment,
 discounted at a weighted average interest rate of 9.58%.......   1,279      27
Other..........................................................      21     --
                                                                ------- -------
                                                                 64,035  16,459
Less--Current portion..........................................   3,888   2,676
                                                                ------- -------
                                                                $60,147 $13,783
                                                                ======= =======

  On May 30, 1997, the Company and its subsidiaries entered into a new credit agreement (the Credit Agreement) with a bank and prepaid approximately $21,187,000 of outstanding revolving credit notes, term loans and other obligations under its previous credit agreement. On September 25, 1997, the Credit Agreement was amended and syndicated. The amended Credit Agreement provides for the Company and its subsidiaries to borrow up to an aggregate of $80,000,000 on a consolidated basis, including $65,000,000 under a revolving credit facility ("Revolving Loans") and $15,000,000 through a term loan facility ("Term Loan"), and the ability to obtain up to $30,000,000 in outstanding letters of credit. Outstanding letters of credit reduce the revolving credit facility availability under the amended Credit Agreement. The amended Credit Agreement matures on May 30, 2002; however, availability under the revolving credit facility is reduced by $10,000,000 on May 30, 2001. The Term Loan is payable in equal quarterly installments of $750,000. The Company's borrowings under the amended Credit Agreement bear interest, payable quarterly, at the Base Rate (defined as the greater of the bank's prime rate plus 0.75%, 9.25% at December 31, 1997, or the Federal Funds Rate plus 0.50%, 7.00% at December 31, 1997) or at LIBOR plus 2% (7.84% at December 31, 1997), at the Company's election. Interest rates are subject to change based upon the Company's funded debt levels relative to consolidated earnings before interest, taxes, depreciation and amortization on a pro forma basis for the last four fiscal quarters. The Company is also required to pay annual commitment fees of 0.375% on unused availability.

  At December 31, 1997, the Company had outstanding, under the amended Credit Agreement, $39,985,000 in revolving credit borrowings and a $13,500,000 term loan and had issued various letters of credit totaling

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995

approximately $25,005,000 (to meet certain Department of Education financial responsibility requirements and to guarantee certain purchase price payments). At December 31, 1997, borrowings totaling $17,485,000 were at the bank's prime rate plus 0.75%, and borrowings totaling $36,000,000 were at LIBOR plus 2%.

  During 1995, the Company and its subsidiaries entered into a credit agreement (the "Agreement") with a bank. The Agreement provided for the Company and its subsidiaries to borrow, on a consolidated basis, $8,000,000 under a revolving credit note and $12,000,000 through a term loan. In connection with the Agreement, the Company also issued warrants to purchase 20,618 shares of Class D common stock and recorded a debt discount of $79,977 for the value of the warrants. The debt discount is amortized over the five year maturity of the related debt. On May 30, 1997, in connection with entering into the Credit Agreement and prepaying all amounts outstanding under the Agreement, the Company expensed the remaining unamortized debt discount totaling $51,000, prepayment penalty fees totaling $294,000 and the remaining unamortized deferred financing costs totaling $306,000. The loss on the early extinguishment of debt of $651,000, net of related tax benefit of $233,000, has been reflected as an extraordinary item in the accompanying consolidated statement of operations for the year ended December 31, 1997.

  At December 31, 1996, the Company, under the Agreement, had $8,239,057 outstanding under revolving credit notes and had issued various letters of credit totaling approximately $270,000 to meet certain Department of Education financial responsibility requirements. Amounts outstanding under the revolving credit notes bear interest either at the bank's prime rate plus 1.25% (9.50% at December 31, 1996), or LIBOR plus 3.5% (8.875% at December 31, 1996), and are reduced annually over a five-year period with the balance due in July, 2000. Interest is payable monthly. At December 31, 1996, $5,239,057 in borrowings were at the bank's prime rate plus 1.25%, and $3,000,000 in borrowings were at LIBOR plus 3.5% rate. The term loan is payable in 35 equal monthly installments beginning a year from the origination date of the term loan, October 21, 1996, with any unpaid balance due in full in July, 2000. Amounts outstanding bear monthly interest either at the bank's prime rate plus 1.25%, or LIBOR plus 3.5%. At December 31, 1996, the Company had $8,250,000 outstanding under the term loan.

  The Company and its subsidiaries have collectively guaranteed repayment of amounts outstanding under the Credit Agreement. In addition, the Company has pledged the stock of its subsidiaries as collateral for repayment of the debt. The Company may voluntarily make principal prepayments. Mandatory principal prepayments are required if the Company generates excess cash flows, as defined, sells certain assets, or upon the occurrence of certain other events. The Company is restricted from paying dividends, as defined, selling or disposing of certain assets or subsidiaries, making annual rental payments in excess of $14,000,000, and issuing subordinated debt in excess of $5,000,000, among other things. The Company is required to maintain certain financial ratios, including a quarterly fixed coverage ratio of at least 1.25:1, a quarterly interest coverage ratio of at least 3:1, certain levels of consolidated tangible net worth, consolidated net worth, and funded debt to consolidated earnings before interest, taxes, depreciation, and amortization, on a pro forma basis for the last four fiscal quarters, of 3.75:1 through June 30, 1998, among others. At December 31, 1997, the Company was either in compliance with or had obtained a waiver for the covenants of the Credit Agreement, as amended.

  The Company intends to refinance amounts owed to former owners of acquired businesses as noted above through availability under its amended Credit Agreement and, therefore, such amounts have been classified as long-term.

  At December 31, 1997, future annual principal payments of long-term debt are as follows (in thousands):

             1998............................. $ 3,888
             1999.............................   3,300
             2000.............................   3,070
             2001.............................   8,869
             2002.............................  44,908
                                               -------
                                               $64,035
                                               =======

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995


6. STOCKHOLDERS' INVESTMENT

  In connection with the consummation of the IPO, on February 4, 1998, the Company authorized 50,000,000 shares of common stock and converted all classes of common stock described below into one class of common stock ("Common Stock"), with a par value of $0.01, at a rate of 9.376 shares of Common Stock for every share of existing common stock. The shares of common stock disclosed in these financial statements and notes hereto retroactively reflect this stock split. In addition, the Company amended and restated its certificate of incorporation to provide for two classes of capital stock (Common Stock and Preferred Stock).

COMMON STOCK

  Class A and Class B common stock maintain voting rights while Class C, D and E common stock is nonvoting. Class B common stock is convertible into shares of Class A common stock at any time at the discretion of the holder at a ratio of 1:1. Class C common stock is convertible into shares of either Class A common stock or Class B common stock at any time at the discretion of the holder at a ratio of 1:1. Class D common stock is convertible into shares of Class A common stock, subject to certain restrictions. Class E common stock may only be converted into shares of Class A common stock upon the occurrence of certain events.

  In July 1995, the Company increased the number of authorized shares of common stock and completed a 100-for-1 stock split. The par value of the additional shares arising from these splits has been reclassified from additional paid in capital or accumulated deficit (as appropriate) to common stock. The stock splits have been retroactively reflected in the accompanying consolidated financial statements. All references to per share amounts in this report have been restated to reflect the stock splits.

  In 1996, the Company entered into a stock subscription agreement with an employee, whereby the employee may purchase up to $100,000 of common and preferred stock. A receivable and the common and preferred stock to be issued under the agreement have been recorded at December 31, 1996. This receivable was paid in February 1997.

PREFERRED STOCK

  In connection with the IPO consummated on February 4, 1998, all classes of redeemable preferred stock described in Note 7 were converted into 2,423,485 shares of common stock by dividing the liquidation value on that date (including all accrued paid-in-kind dividends) of preferred stock by $16.00, the initial public offer price of the common stock. The Company also authorized 1,000,000 shares of Preferred Stock with a par value of $0.01 per share.

7. REDEEMABLE PREFERRED STOCK

  Subsequent to year-end, all shares of redeemable preferred stock described below were converted into Common Stock in connection with the IPO, as discussed in Notes 2 and 6.

SERIES A

  Series A preferred stock has a stated value of $1,000 per share, and its holders are entitled to receive dividends at an annual rate of 7% of the liquidation value per share ($1,000 per share plus dividends as defined). Dividends are paid in equal semiannual installments on January 31 and July 31 of each year by increasing the liquidation value of the Series A preferred stock. The mandatory redemption value of the Series A preferred stock has been increased to reflect these dividends.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995


SERIES B

  Series B preferred stock has a stated value of $1,000 per share, and its holders are not entitled to any dividends on any outstanding shares. Series B preferred stock may be called at the option of the Company at any time and must be redeemed by the Company on August 31, 2003, at its liquidation value ($1,000 per share). At December 31, 1997, there were no shares of Series B preferred stock issued or outstanding.

SERIES C

  Series C preferred stock has a stated value of $1,000 per share, and its holders are entitled to receive cash dividends at an annual rate of 10% of the liquidation value per share ($1,000 per share plus undeclared dividends as defined). Dividends are payable in equal quarterly installments on each March 31, June 30, September 30 and December 31. To the extent dividends are declared and not paid, they are added to the liquidation value. The Company has paid all dividends through December 31, 1997 on Series C preferred stock.

  In July 1995, the Company issued shares of Series C preferred stocks and redeemable warrants described in Note 8. The proceeds, totaling $5,000,000, have been allocated to preferred stock and warrants based upon their relative market values after considering issuance costs.

  In July 1996, the Company increased the number of authorized shares of Series C preferred stock and completed a 10-for-1 stock split. The stock split has been retroactively reflected in the accompanying financial statements.

SERIES D

  Series D preferred stock has a stated value of $1,000 per share, and its holders are entitled to receive dividends at an annual rate of 7% of the liquidation value per share ($1,000 per share plus dividends, as defined). Dividends are paid in equal semiannual installments on January 31 and July 31 of each year by increasing the liquidation value of the Series D preferred stock. The mandatory redemption value of the Series D preferred stock has been increased to reflect these dividends.

  On February 28, 1997, the Company entered into a securities purchase agreement with existing common and preferred stockholders to raise funds for acquisitions. The securities purchase agreement gives the stockholders the right to purchase up to 7,500 shares of Series D preferred stock for $1,000 per share and receive warrants, currently exercisable, for the purchase of 83,671 shares of Class E common stock at an exercise price of $.01 per share.

  Under the February 28, 1997, securities purchase agreement, the Company issued 2,000 shares of Series D preferred stock and warrants to purchase 22,315 shares of Class E common stock to existing stockholders in connection with the acquisition of SCT. On May 30, 1997, the Company issued the remaining 5,500 shares of Series D preferred stock and warrants to purchase 61,357 shares of Class E common stock to existing stockholders. The proceeds (totaling $7,500,000) were used for the acquisition of SCT and Gibbs and have been allocated to preferred stock and warrants based upon their relative market values after considering issuance costs.

  On May 30, 1997, the Company also entered into another securities purchase agreement with existing common and preferred stockholders to raise funds for additional acquisitions. The securities purchase agreement gives them the right to purchase up to an additional 15,000 shares of Series D preferred stock for $1,000 per share and receive warrants, currently exercisable, for the purchase of 339,280 shares of Class E common stock at an exercise price of $.01 per share.

  Under the May 30, 1997, securities purchase agreement, the Company issued 15,000 shares of Series D preferred stock and warrants to purchase 339,280 shares of Class E common stock to existing stockholders in

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995

connection with the acquisitions of Gibbs, IAMD-U.S. and IAMD-Canada. The proceeds, totaling $15,000,000, have been allocated to preferred stock and warrants based upon their relative market values after considering issuance costs.

8. REDEEMABLE WARRANTS

  In connection with the issuance of Series C preferred stock during 1995, the Company issued warrants exercisable into 237,072 shares of Class D common stock. These warrants, which are exercisable at any time, have an exercise price of $.01 per share and expire in July 2005. The number of warrants is subject to adjustment upon the occurrence of certain events. In any event, the total number of shares the warrant may be exercised into may not be reduced by more than 92,766 shares. Based upon the results of operations through December 31, 1997, the total number of shares of Class D common stock into which these warrants are exercisable was adjusted to be 202,297. Subsequent to year-end, these warrants were exercised in connection with the IPO (Note 2). The Company is accreting the difference between the value of the warrants at the date of issuance and the IPO date using the effective interest method.

  In connection with the Company's previous credit agreement entered into during 1995 (Note 5), the Company issued warrants exercisable into 20,618 shares of Class D common stock. The warrants, which are exercisable at any time, have an exercise price of $.01 per share and expire in July 2005. The number of warrants is subject to adjustment under certain circumstances. Based upon the terms and provisions of the credit and warrant agreements, the Company assigned a value (based upon the relative fair market value of the debt and warrants) of $79,997 to these warrants. The fair market value of the warrants was determined with reference to the exercise price of the warrants, the fair market value of the Company's common stock at the date the warrants were issued (considering its recent sale of stock to third parties) and the period the warrants can be exercised. In connection with the sales of Series D preferred stock through the various securities purchase agreements, the outstanding warrants to purchase 20,618 shares of Class D common stock were exchanged for warrants (with similar put and call features) to purchase 20,618 shares of Class E common stock and also increased to include additional warrants to purchase 12,329 shares of Class E common stock. The value of these additional warrants, totaling approximately $180,000 (based upon a Black-Scholes option pricing model with assumptions as described in Note 9) was recorded as interest expense in 1997.

  On January 22, 1998, the holder of warrants to purchase 32,947 shares of Common Stock notified the Company that it was exercising its right to cause the Company to repurchase the warrants. The Company has determined that the appropriate purchase price for the warrants is approximately $525,000 and has offered to pay such amount to the holder of the warrants. This offer has not yet been accepted. To the extent that the Company is required to purchase the warrants for an amount in excess of $525,000, such excess amount would be reflected as additional accretion to the redemption value of these warrants when calculating the Company's earnings per share attributable to the common stockholders. The difference between the value of the warrants at the date of issuance and its currently estimated value is being accreted using the effective interest method.

9. STOCK OPTIONS AND WARRANTS

STOCK OPTIONS

  During 1994, certain stockholders were granted options to purchase shares of common stock of the Company up to a total of approximately 13.5% of the outstanding shares of common stock. These options, which have an exercise price of $.10 per share, are earned and become exercisable based upon certain financial returns earned and realized in a cash payment by certain stockholders and are subject to other conditions. In July 1995,

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995

the option agreements were amended to reduce the total number of shares of common stock for which the options could be exercised to 11.5% of the outstanding shares, and a supplemental option agreement was entered into entitling one of these stockholders to purchase 20,618 shares of common stock at $0.01 per share. The supplemental option vests over a five year period. Under the supplemental option agreement, additional options to purchase a total of 8,579 shares of common stock at an exercise price of $0.01 per share were issued in 1997. These options vest over the same period as the initial supplemental option. At December 31, 1997, and 1996, 17,514 and 8,251 of the supplemental options, respectively, had vested.

  On October 20, 1997, the original option agreements were further amended to fix the number of shares that the stockholders may exercise only upon completion of the IPO. Under these amended agreements, in addition to the options issued under the supplemental option agreement, the stockholders may purchase an aggregate of 122,615 shares of common stock of the Company at any time after the IPO closing, but prior to January 1, 2004. The options (other than the supplemental options) fully vested upon the IPO closing. The Company will record related compensation expense of approximately $2.0 million in February 1998.

  During 1995, the Company adopted the 1995 Stock Option Plan. The plan provides for the Company to grant up to 160,568 options exercisable into shares of Class E common stock to certain members of management. The options vest and become exercisable in five equal annual installments commencing with the first anniversary of the grant, and expire 10 years from the date of grant, or earlier under certain circumstances. Options issued under the 1995 Stock Option Plan to purchase 92,101 shares of common stock were fully vested upon the consummation of the IPO.

  Stock option activity for the Company's 1995 Stock Option Plan for the years ended December 31, 1995, 1996 and 1997, was as follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                                        EXERCISE
                                                  SHARES   PRICE RANGE   PRICE
                                                  -------  ------------ --------
  Outstanding as of January 1, 1995                   --   $        --   $ --
    Granted......................................  63,672          3.88   3.88
    Cancelled....................................  (9,338)         3.88   3.88
                                                  -------
  Outstanding as of December 31, 1995............  54,334          3.88   3.88
    Granted......................................  30,922          3.88   3.88
                                                  -------
  Outstanding as of December 31, 1996............  85,256          3.88   3.88
    Granted......................................  68,782   13.85-14.71  14.59
    Cancelled....................................  (2,672)         3.88   3.88
                                                  -------
  Outstanding as of December 31, 1997............ 151,366  $ 3.88-14.71  $8.75
                                                  =======  ============  =====
  Stock options exercisable at
    December 31, 1997............................  26,853         $3.88  $3.88
                                                  =======  ============  =====
    December 31, 1996............................  10,332         $3.88  $3.88
                                                  =======  ============  =====

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995


  The following table summarizes information about all stock options outstanding as of December 31, 1997:

                                        OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                         ------------------------------------------------- --------------------------------
                              NUMBER                          WEIGHTED          NUMBER
                            OUTSTANDING       WEIGHTED        AVERAGE         EXERCISABLE       WEIGHTED
                               AS OF          AVERAGE        REMAINING            AT            AVERAGE
EXERCISE PRICE RANGES    DECEMBER 31, 1997 EXERCISE PRICE CONTRACTUAL LIFE DECEMBER 31, 1997 EXERCISE PRICE
---------------------    ----------------- -------------- ---------------- ----------------- --------------
$0.01-$0.10.............       29,197          $ 0.01           6.1             17,514           $0.01
$3.88-$3.88.............       82,584            3.88           8.0             26,853            3.88
$13.85-$14.71...........       68,782           14.59           9.5                --              --
                              -------          ------           ---             ------           -----
$0.01-$14.71............      180,563          $ 7.33           8.2             44,367           $2.35
                              =======          ======           ===             ======           =====

  For purposes of determining the pro forma effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model assuming, among other things, no dividend yield, a range of risk-free interest rates of 5.7% to 6.8%, no volatility and an expected life of 10 years. The weighted average fair value of the options granted during the years ended December 31, 1997 and 1996, was approximately $2.58 and $1.80, respectively.

  On January 29, 1998, the Company issued options to employees for the purchase of 207,100 shares of Common Stock at an exercise price of $16.00 per share.

WARRANTS

  During 1997, in connection with the issuance of Class D preferred stock through the various securities purchase agreements, the Company issued warrants exercisable into a total of 422,951 shares of Class E common stock. These warrants, which are exercisable at any time, have an exercise price of $.01 per share and expire in July 2005. The holders of these warrants exercised them in connection with the consummation of the IPO (Note 2).

  A summary of warrant activity, including redeemable warrants, for the years ended December 31, 1995, 1996 and 1997, is as follows:

                                                      SHARES UNDER WARRANT
                                                   -----------------------------
                                                      CLASS D        CLASS E
                                                   COMMON STOCK   COMMON STOCK
                                                   -------------- --------------
                                                   SHARES   PRICE SHARES   PRICE
                                                   -------  ----- -------  -----
   Outstanding as of January 1, 1995..............     --   $ --      --   $ --
     Issued....................................... 257,690   0.01     --     --
                                                   -------        -------
   Outstanding as of December 31, 1995............ 257,690   0.01     --     --
     Issued.......................................     --     --      --     --
                                                   -------        -------
   Outstanding as of December 31, 1996............ 257,690   0.01     --     --
     Issued.......................................     --     --  435,281   0.01
     Cancelled.................................... (34,776)  0.01     --     --
     Exercised....................................     --     --     (928)  0.01
     Exchanged.................................... (20,618)  0.01  20,618   0.01
                                                   -------        -------
   Outstanding as of December 31, 1997............ 202,296   0.01 454,971   0.01
                                                   =======  ===== =======  =====
   Warrants exercisable at December 31, 1997...... 202,296  $0.01 454,971  $0.01
                                                   =======  ===== =======  =====
   Warrants exercisable at December 31, 1996...... 257,690  $0.01     --   $ --
                                                   =======  ===== =======  =====

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995


  The fair value of each warrant is estimated on the date of grant based on the Black-Scholes option pricing model assuming among other things, no dividend yield, a risk-free interest rate of 6.59%, an expected volatility of
0.70 and expected life of 8-10 years.

  The weighted average fair value of warrants to purchase Class D common stock issued during the year ended December 31, 1995, was approximately $3.88. As of December 31, 1997, the remaining contractual life of these warrants was approximately 7.6 years. The weighted average fair value of warrants to purchase Class E common stock issued for the year ended December 31, 1997 was approximately $14.67. As of December 31, 1997, the remaining contractual life of these warrants was approximately 7.6 years.

PRO FORMA RESULTS

  Had the Company accounted for its stock options in accordance with FASB No. 123, pro forma income (loss) before extraordinary item and net income (loss), and pro forma income (loss) before extraordinary item and net income (loss) attributable to common stockholders would have been as follows (in thousands, except per share data):

                                                            DECEMBER 31
                                                       -----------------------
                                                        1997     1996    1995
                                                       -------  ------- ------
      Pro forma income (loss) before extraordinary
       item........................................... $  (505) $ 1,475 $   64
      Pro forma net income (loss).....................    (923)   1,475     64
      Pro forma income (loss) before extraordinary
       item attributable to common stockholders.......  (8,932)     117   (809)
      Pro forma net income (loss) attributable to
       common stockholders............................  (9,350)     117   (809)
                                                       =======  ======= ======
      Pro forma diluted income (loss) before
       extraordinary item per share attributable to
       common stockholders............................ $(11.63) $  0.11 $(1.07)
                                                       =======  ======= ======
      Pro forma diluted net income (loss) per share
       attributable to common stockholders............ $(12.17) $  0.11 $(1.07)
                                                       =======  ======= ======

  Pro forma basic amounts per share attributable to common stockholders are the same as diluted disclosed above except in 1996, where basic income before extraordinary item and net income attributable to common stockholders was $0.15.

  The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted. At December 31, 1997, the unamortized compensation expense under FASB No. 123 to be recognized for options that vested upon the IPO is approximately $192,000.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995


10. INCOME TAXES

  The provision (benefit) for income taxes for the years ended December 31, 1997, 1996 and 1995, consists of the following (in thousands):

                                                           FOR THE YEAR ENDED
                                                              DECEMBER 31
                                                           --------------------
                                                            1997    1996  1995
                                                           -------  ----  -----
      Current--
        Federal........................................... $   685  $150  $ --
        State and local...................................      (3)  260     24
        Foreign...........................................     --    --     --
                                                           -------  ----  -----
          Total current...................................     682   410     24
                                                           -------  ----  -----
      Deferred--
        Federal...........................................    (578) (172)   --
        State and local...................................     (76)  (30)   --
        Foreign...........................................    (359)  --     --
                                                           -------  ----  -----
          Total deferred..................................  (1,013) (202)   --
                                                           -------  ----  -----
      Total provision (benefit) for income taxes.......... $  (331) $208  $  24
                                                           =======  ====  =====

  A reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate for the years ended December 31, 1997, 1996 and 1995, is as follows:

                                  YEAR ENDED
                                  DECEMBER 31
                               ---------------------
                               1997    1996    1995
                               -----   -----   -----
      Statutory U.S. Federal
       income tax rate........ (34.0)%  34.0 %  34.0 %
      Foreign taxes...........  (8.7)%   --  %   --  %
      State income taxes, net
       of Federal benefit.....  (6.6)%  10.0 %  17.0 %
      Permanent differences
       and other..............   7.6 %   4.8 % (11.2)%
      Valuation allowance.....   --  % (36.6)% (14.0)%
                               -----   -----   -----
      Effective income tax
       rate................... (41.7)%  12.2 %  25.8 %
                               =====   =====   =====

  Components of deferred income tax assets and liabilities consist of the following at December 31, 1997 and 1996 (in thousands):

                                                                   DECEMBER 31
                                                                   ------------
                                                                    1997   1996
                                                                   ------  ----
Deferred income tax assets:
  Tax net operating loss carryforwards............................ $  891  $281
  Allowance for doubtful accounts.................................    285   182
  Amortization on covenants not to compete........................    926   --
  Other...........................................................    121    49
                                                                   ------  ----
    Total deferred income tax assets..............................  2,223   512
                                                                   ------  ----
Deferred income tax liabilities:
  Depreciation and amortization...................................  3,032    86
  Other...........................................................    --     37
                                                                   ------  ----
    Total deferred income tax liabilities.........................  3,032   123
  Valuation allowance.............................................    --    --
                                                                   ------  ----
    Net deferred income tax (liability) asset..................... $ (809) $389
                                                                   ======  ====

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995


  The Company has generated a tax net operating loss carryforward and also purchased certain tax net operating loss carryforwards in connection with its business acquisitions. At December 31, 1997, such tax net operating loss carryforwards totaled $2,123,000 and begin to expire in 2010. The Company has not recorded a valuation allowance as it believes that deferred income tax assets will be realized in the future.

11. COMMITMENTS AND CONTINGENCIES

LITIGATION

  The Company is subject to occasional lawsuits, investigations and claims arising out of the normal conduct of its business. In certain cases, claims against acquired businesses relating to events which occurred during the periods the Company did not own the acquired businesses are indemnified by the former owners. Management does not believe the outcome of any pending claims will have a material adverse impact on the Company's financial position or results of operations.

LEASES

  The Company rents its school facilities and certain equipment under non-cancelable operating leases expiring at various dates through March 2009. The facility leases require the Company to make monthly payments covering rent, taxes, insurance and maintenance costs. Rent expense, exclusive of taxes, insurance and maintenance of the facilities and equipment for the years ended December 31, 1997, 1996 and 1995 was approximately $8,049,000, $2,649,000,
$1,589,000, respectively.

  Future minimum lease payments under these leases as of December 31, 1997, are as follows (in thousands):

                                                      CAPITAL OPERATING
                                                      LEASES   LEASES    TOTAL
                                                      ------- --------- -------
      1998........................................... $1,018   $11,678  $12,696
      1999...........................................    345    10,650   10,995
      2000...........................................     68     9,627    9,695
      2001...........................................     20     8,069    8,089
      2002...........................................      5     5,751    5,756
      2003 and thereafter............................    --     20,248   20,248
                                                      ------   -------  -------
                                                       1,456   $66,023  $67,479
                                                               =======  =======
      Less--Portion representing interest at a
       weighted average rate of 9.58%................    177
                                                      ------
      Principal payments.............................  1,279
      Less--Current portion..........................    868
                                                      ------
                                                      $  411
                                                      ======

12. REGULATORY

  The Company and its U.S. schools are subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act of 1965, as amended (the "HEA"), and the regulations promulgated thereunder by the DOE subject the Company's U.S. schools to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the HEA (the "Title IV Programs"). Under the HEA and

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995

its implementing regulations, certain financial responsibility and other regulatory standards must be complied with in order to qualify to participate in the Title IV Programs. Under such standards, each institution must, among other things, (i) have an acid test ratio (defined as the ratio of cash, cash equivalents, and current accounts receivable to current liabilities) of at least 1:1 at the end of each fiscal year, (ii) have a positive tangible net worth at the end of each fiscal year, (iii) not have a cumulative net operating loss during its two most recent fiscal years that results in a decline of more than 10% of the institution's tangible net worth at the beginning of that two-year period, (iv) collect 85% or less of its education revenues from Title IV Program funds in any fiscal year, and (v) not have cohort default rates on federally funded or federally guaranteed student loans of 25% or greater for three consecutive federal fiscal years. The DOE may measure the financial responsibility standards on a school-by-school basis or on a corporate consolidated basis. Any regulatory violation could be the basis for the initiation of a suspension, limitation or termination proceeding against the Company or any of its U.S. institutions. To minimize risks associated with noncompliance with DOE requirements, the Company conducts periodic financial and compliance reviews of its subsidiaries.

  An institution that is determined by the DOE not to meet any one of the standards of financial responsibility is nonetheless entitled to participate in the Title IV Programs if it can demonstrate to the DOE that it is financially responsible on an alternative basis. An institution may do so by posting surety either in an amount equal to 50% (or greater, as the DOE may require) of the total Title IV Program funds received by students enrolled at such institution during the prior year or in an amount equal to 10% (or greater, as the DOE may require) of such prior year's funds if the institution also agrees to transfer to the reimbursement system of payment for its Title IV Program funds. The DOE has interpreted this surety condition to require the posting of an irrevocable letter of credit in favor of the DOE.

  In November 1997, the DOE published new regulations regarding financial responsibility to take effect on July 1, 1998. The regulations provide a transition year alternative which will permit institutions to have their financial responsibility for the 1998 fiscal year measured on the basis of either the new regulations or the current regulations, whichever are more favorable. Under the new regulations, the DOE will calculate three financial ratios for an institution, each of which will be scored separately and which will then be combined to determine the institution's financial responsibility. If an institution's composite score is below the minimum requirement for unconditional approval but above a designated threshold level, such institution may take advantage of an alternative that allows it to continue to participate in the Title IV Programs for up to three years under additional monitoring and reporting procedures. If an institution's composite score falls below this threshold level or is between the minimum for unconditional approval and the threshold for more than three consecutive years, the institution will be required to post a letter of credit in favor of the DOE. The Company does not believe that these new regulations will have a material effect on the Company's compliance with the DOE's financial responsibility standards.

  The process of reauthorizing the HEA by the U.S. Congress, which takes place approximately every five years, has begun and is expected to be completed by 1998. It is not possible to predict the outcome of the reauthorization process. Although there is no present indication that the Congress will decline to reauthorize the Title IV Programs, there can be no assurance that government funding for the Title IV Programs will continue to be available or maintained at current levels, nor can there be assurance that current requirements for student and institutional participation in the Title IV Programs will be unchanged. Thus, the reauthorization process could result in revisions to the HEA that increase the compliance burden on the Company's institutions. A reduction in funding levels for federal student financial assistance programs could impact the Company's ability to attract students.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995


  In order to operate and award degrees, diplomas and certificates and to participate in the Title IV Programs, a campus must be licensed or authorized to offer its programs of instruction by the relevant agencies of the state in which such campus is located. Each of the Company's U.S. campuses is licensed or authorized by the relevant agencies of the state in which such campus is located. In addition, in order to participate in the Title IV Programs, an institution must be accredited by an accrediting agency recognized by the DOE. Each of the Company's U.S. campuses is accredited by an accrediting agency recognized by the DOE.

  With each acquisition of an institution that is eligible to participate in the Title IV Programs, that institution undergoes a change of ownership that results in a change of control, as defined in the HEA and applicable regulations. In such event, that institution becomes ineligible to participate in the Title IV Programs and may receive and disburse only previously committed Title IV Program funds to its students until it has applied for and received from the DOE recertification under the Company's ownership.

  In reviewing the Company's acquisitions since September 1996, it has been the DOE's practice to measure financial responsibility on the basis of the financial statements of both the institutions and the Company. In its review of the Company's 1996 annual financial statements and interim 1997 balance sheets, as filed with the DOE in connection with the Company's applications for DOE certification of institutions acquired subsequent to September 1996 to allow such institutions to participate in the Title IV Programs, the DOE has questioned the Company's accounting for certain direct marketing costs and its valuation of courseware and other instructional materials of the Company's recently acquired institutions. The audited financial statements included herein have been restated to expense as incurred all direct marketing and advertising costs which had previously been deferred.

  As a result of the DOE's concerns regarding the Company's accounting for direct marketing costs and courseware and instructional materials, the DOE has offered the Company the alternative of posting an irrevocable letter of credit in favor of the Secretary of Education with respect to each institution the Company has acquired since September 1996 in a sum sufficient to secure the DOE's interest in the Title IV Program funds administered by the applicable institution. While the Company continues to disagree with the position taken by the DOE, in order to obtain certification of the institutions to resume participation in the Title IV Programs in a timely fashion, and thus, to avoid any material interruption in Title IV Program funding for the acquired institutions, the Company has posted, and currently has outstanding, a letter of credit in the amount of $1.9 million, which expires on September 30, 1998, with respect to Western Culinary; a letter of credit in the amount of $12.0 million, which expires on October 31, 1998, with respect to Gibbs; a letter of credit in the amount of $1.2 million, which expires on October 31, 1998, with respect to SCT; and a letter of credit in the amount of $5.3 million, which expires on October 31, 1998, with respect to IAMD-U.S.

  The original letters of credit for Western Culinary and SCT represented 50% of each institution's Title IV Program funding in the prior award year. Subsequently, the DOE increased the level of surety for SCT to, and established the level of surety of Gibbs and IAMD-U.S. at, 75% of the Title IV Program funds that students enrolled at each such institution received in the previous award year. The DOE also has stated that, prior to a determination that the Company satisfies the standards of financial responsibility, the DOE will not consider applications to resume Title IV Program participation on behalf of any institutions that the Company may acquire in the future or applications that seek approval of any action that would expand the Title IV Program participation of any of the Company's U.S. institutions that already is certified for such participation.

  Beginning in October 1997, the DOE has imposed a condition that, through September 30, 1998, SCT, Gibbs and IAMD-U.S. may not disburse Title IV Program funds in excess of the total Title IV Program funds that students enrolled at each institution received in the most recent award year for which data are available to

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995

the DOE. The DOE has calculated this amount to be $1.6 million in the case of SCT, $16.0 million in the case of Gibbs and $7.0 million in the case of IAMD-U.S. In subsequent discussions, the DOE has agreed to consider potential increases in the Title IV Program funding available to students at the affected institutions, if the Company so requests and with the understanding that the Company would secure any such increase in Title IV Program funding by increasing the applicable letter of credit in an amount commensurate with the additional Title IV Program funding utilized by such students. The DOE has advised the Company that the DOE does not include William D. Ford Federal Direct Loan ("FDL") funds in calculating the amount of any letter of credit and that FDL funds are not considered in determining the total Title IV Program funding available to an affected institution. SCT currently participates in the FDL Program, the Gibbs schools are eligible to participate in the FDL Program, and the IAMD-U.S. schools are applying for such eligibility.

  The Company has determined that the Title IV funding disbursed to students enrolled at each of SCT, Gibbs and IAMD-U.S. is approaching the funding limitation imposed by the DOE for each such school. The Company believes it can stay within such limitation at Gibbs and IAMD-U.S. for at least the next calendar quarter by utilizing Federal Direct Loans at such schools. Based on current trends, the Company believes SCT could reach its Title IV funding limitation in the second quarter of 1998, but, if that occurs, the Company believes it can provide alternative sources of financial aid to students at SCT. The Company has initiated discussions with the DOE to consider an increase in the Title IV funding limitation for SCT, Gibbs and IAMD-U.S., at least until the DOE can conclude its next financial review of the Company, based on the Company expanding the letters of credit that it has posted on behalf of each such school. If IAMD-U.S. cannot begin participation in the FDL program early in the next quarter, it could significantly reduce the Company's ability to provide financial assistance to additional students at IAMD-U.S., which in turn could reduce the Company's ability to enroll such additional students. If the Company were unable to increase aggregate enrollment at SCT, Gibbs and IAMD-U.S. and unable for an extended period to file applications with the DOE for other newly acquired U.S. institutions to seek Title IV Program participation, it could have a material adverse effect on the Company's business, results of operations and financial condition and on its ability to generate sufficient liquidity to continue to fund growth in its operations and purchase other institutions.

  In accordance with applicable law, the DOE will be required to rescind the letters of credit and related requirements if the Company and its U.S. institutions demonstrate that they satisfy the standards of financial responsibility, using accounting treatments that are acceptable to the DOE. The Company changed its accounting to eliminate deferred marketing costs from its financial statements and, during discussions with the DOE, provided additional information regarding the valuation of courseware and instructional materials at one of the recently acquired institutions where such valuation was questioned by the DOE. The DOE agreed that in the conduct of its next review of the financial responsibility of the Company and its U.S. institutions, the DOE will consider financial information reflecting the results of the IPO, as well as the 1997 audited financial statements of each entity. Accordingly, the Company intends to seek the DOE's review of the Company's and its U.S. institutions' audited 1997 financial statements and the Company's audited post-IPO balance sheet on a expedited basis in April 1998.

  At December 31, 1997, the Company believes, based on its audited 1997 financial statements, that the Company satisfies each of the DOE's standards of financial responsibility, except for the tangible net worth ratio. However, the Company believes that based upon the DOE's review of its audited 1997 financial statements and the Company's audited post-IPO balance sheet, the Company will also satisfy the tangible net worth ratio. Certain of the institutions the Company acquired during 1997 (IAMD-U.S. and four of the Gibbs schools) will show an operating loss for the portion of 1997 fiscal year that they were owned and operated by the Company. In the event that the DOE considers a part-year operating loss material, and if the DOE does not measure the

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995

financial responsibility of such institutions on the basis of the financial position of CEC, the DOE may require the Company to post letters of credit on behalf of such institutions, but management does not believe there would be any basis for the DOE to impose a further Title IV funding limitation on such institutions. Such letters of credit, which would be calculated on an institution-specific basis, would be in amounts substantially less than the letters of credit the Company currently has outstanding. To the extent the outstanding letters of credit are reduced or eliminated based upon the DOE's review, the Company will have additional availability under the Credit Agreement. After considering the IPO proceeds and use thereof, the Company has unused availability under its Credit Agreement of approximately $55.1 million which provides it with liquidity to increase the letters of credit should the DOE so require.

  In Canada, there are several government programs which provide students attending eligible institutions with government funding. The provisions governing an eligible institution vary by province and generally require an institution's programs qualifying for funding to meet certain rules and regulations and also to have the administration of the program independently audited.

13. RELATED-PARTY TRANSACTIONS

  The Company maintains short-term employment and consulting agreements with certain stockholders. Total expenses under these agreements were approximately $367,000, $298,000, $292,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

  In July 1995, the Company entered into an agreement with a stockholder whereby the stockholder provides certain consulting services to the Company. Total expenses under this agreement were $75,000, $75,000, and $31,000 for the years ended December 31, 1997, 1996 and 1995. The agreement was terminated upon the consummation of the IPO.

  The Company has also entered into a stock subscription agreement with an employee, as discussed in Note 6.

14. EMPLOYEE BENEFIT PLAN

  The Company maintains a contributory profit sharing plan established pursuant to the provisions of Section 401(k) of the Internal Revenue Code that provides retirement benefits for eligible employees of the Company. This plan requires matching contributions to eligible employees. The Company's matching contributions were $400,000, $279,000, and $89,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

15. PRO FORMA DATA (UNAUDITED)

  The unaudited pro forma consolidated balance sheet information gives effect to the transactions discussed in Note 2 as if they had occurred on December 31, 1997 and therefore would have resulted in the repayment of outstanding indebtedness totaling $44,035,000 which existed at that time.

16. SUBSEQUENT EVENTS

  On February 4, 1998, the Company approved the 1998 Non-Employee Directors' Stock Option Plan. The plan provides for the Company to grant an option to purchase shares of common stock to directors. Each person who is a non-employee director on the effective date shall become a participant and shall be granted an option to purchase 8,000 shares of common stock. On an annual basis, as long as such director continues to serve as a

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

                       DECEMBER 31, 1997, 1996 AND 1995

director, he shall receive an option to purchase 3,000 shares of common stock. Each person who is subsequently elected as a director shall become a participant and shall, on his date of election, be granted an option to purchase 8,000 shares of common stock. Each participant shall receive additional grants in subsequent years. Each option becomes exercisable in three equal annual installments and expires ten years from the date of grant. The Company has reserved 200,000 shares of common stock for issuance under the plan.

  On February 4, 1998, the Company approved the 1998 Employee Incentive Compensation Plan. The plan provides for the Company to grant stock options, stock appreciation rights, restricted stock, deferred stock and other awards (including stock bonus and performance awards) which are exercisable into shares of common stock to directors, officers, employees and consultants of the Company. The plan shall be administered by a committee of the board of directors which shall have the authority to determine the persons to receive awards, the type of awards to be issued, the number of shares of common stock to be covered by each award, and the terms and conditions. The option period of each stock option and the term of the stock appreciation right shall be fixed by the Company, provided that no stock option or appreciation right shall be exercisable more than ten years after the date of grant. Stock options may be either incentive stock options or nonqualified stock options. The Company has reserved 600,000 shares of common stock for distribution pursuant to awards issued under the plan.

  On February 4, 1998, the Company approved the 1998 Employee Stock Purchase Plan, which is effective April 1, 1998. The plan provides for the issuance of up to 500,000 shares of common stock to be purchased by eligible employees of the Company through periodic offerings. Employees of the Company may purchase common stock through payroll deductions (not to exceed $20,000 per person within any calendar year) at 85% of the fair market value.

  On March 13, 1998, the Company purchased 100% of the outstanding shares of capital stock of Southern California School of Culinary Arts for $1,100,000. The acquisition will be accounted for as a purchase and based upon preliminary estimates, the purchase price (subject to adjustment) in excess of the fair value of assets acquired and liabilities assumed is anticipated to be approximately $850,000. In connection with the acquisition, the former owners of the school entered into covenant not-to-compete agreements with the Company for a total price of $150,000.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                         FINANCIAL STATEMENT SCHEDULE

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Career Education Corporation:

  We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Career Education Corporation and Subsidiaries and issued our unqualified opinion thereon dated February 13, 1998, except with respect to the matter discussed in the last paragraph of
Note 16, as to which the date is March 13, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Valuation and Qualifying Account Schedule is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Chicago, Illinois
February 13, 1998

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                          FINANCIAL STATEMENT SCHEDULE

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                         BALANCE AT CHARGES TO INCREASE DUE             BALANCE AT
                         BEGINNING  OPERATING       TO        AMOUNTS     END OF
                         OF PERIOD   EXPENSES  ACQUISITIONS WRITTEN-OFF   PERIOD
                         ---------- ---------- ------------ ----------- ----------
                                              (IN THOUSANDS)
Student receivable
 allowance activity for
 the year ended
 December 31, 1995.....     $533      $  479      $  158      $  (912)    $  258
Student receivable
 allowance activity for
 the year ended
 December 31, 1996.....      258         760          30         (593)       455
Student receivable
 allowance activity for
 the year ended
 December 31, 1997.....      455       1,400       1,040       (1,379)     1,516

                               INDEX TO EXHIBITS

                                                                     SEQUENTIAL
  EXHIBIT                                                               PAGE
  NUMBER                     DOCUMENT DESCRIPTION                      NUMBER
  -------                    --------------------                    ----------
  3.1      Amended and Restated Certificate of Incorporation of
           the Registrant.
  3.2      Amended and Restated By-laws of the Registrant.
 10.23     Registration Rights Agreement between the Registrant
           and Heller Equity Capital Corporation.
 10.24     Agreement between the Registrant and Heller Equity Cap-
           ital Corporation, regarding designation of directors of
           the Registrant.
 21        Subsidiaries of the Registrant.
 27        Financial Data Schedule.