Form 10-Q
period 1998-03-31
CAREER EDUCATION CORP
filed 1998-05-15
CIK 1046568

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended:  March 31, 1998

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From __________ to __________.

                        Commission File Number:  0-23245

                         Career Education Corporation
            (Exact name of registrant as specified in its charter)


                     Delaware                               39-3932190
          (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)                Identification No.)



          2800 West Higgins Road, Suite 790, Hoffman Estates, IL 60195 (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (847) 781-3600


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     As of May 13, 1998, 7,134,838 shares of the registrant's Common Stock, par value $.01, were outstanding.

                         CAREER EDUCATION CORPORATION

                         QUARTER ENDED MARCH 31, 1998

                                     INDEX

                                                                                          Page
                                                                                          ----
PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements
            Condensed Consolidated Balance Sheets as of March 31, 1998 (unaudited)
              and December 31, 1997.................................................        3

            Condensed Consolidated Statements of Operations for the three months
              ended March 31, 1998 (unaudited) and 1997 (unaudited).................        4

            Condensed Consolidated Statements of Cash Flows for the three months
              ended March 31, 1998 (unaudited) and 1997 (unaudited).................        5

            Notes to Condensed Consolidated Financial Statements....................        6

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................................        8

PART II - OTHER INFORMATION
  Item 2.   Changes in Securities and Use of Proceeds...............................       15

  Item 4.   Submission of Matters to a Vote of Security Holders.....................       16

  Item 6.   Exhibits and Reports on Form 8-K........................................       16

SIGNATURES..........................................................................       17

                        PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                        March 31, 1998     December 31, 1997
                                                                        --------------     -----------------
                               ASSETS
CURRENT ASSETS:
 Cash and cash equivalents.............................................     $ 15,174            $ 18,906
 Receivables, net......................................................       10,786              12,158
 Inventories...........................................................          620                 634
 Prepaid expenses and other current assets.............................        2,255               4,498
 Deferred income tax assets............................................          766                 406
                                                                            --------            --------
   Total current assets................................................       29,601              36,602
                                                                            --------            --------

PROPERTY AND EQUIPMENT, net of accumulated depreciation
 and amortization......................................................       45,011              45,555
INTANGIBLE ASSETS, net.................................................       34,720              33,579
OTHER ASSETS...........................................................          897               1,881
                                                                            --------            --------
TOTAL ASSETS...........................................................     $110,229            $117,617
                                                                            ========            ========


   LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
 Current maturities of long-term debt..................................     $    890            $  3,888
 Accounts payable......................................................        2,654               3,580
 Accrued expenses and other current liabilities........................        6,733               7,852
 Deferred tuition revenue..............................................        6,509               7,476
                                                                            --------            --------
   Total current liabilities...........................................       16,786              22,796
                                                                            --------            --------
NON-CURRENT LIABILITIES:
 Long-term debt, net of current maturities shown above.................       12,129              60,147
 Other long-term liabilities...........................................        1,065                 703
 Deferred income tax liabilities.......................................          614               1,215
                                                                            --------            --------
   Total non-current liabilities.......................................       13,808              62,065
                                                                            --------            --------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK AND WARRANTS................................          527              40,160
                                                                            --------            --------
STOCKHOLDERS' INVESTMENT:
 Preferred stock, $0.01 par value; 1,000,000 shares authorized and.....            -                   -
  unissued.............................................................
 Common stock, $0.01 par value; 50,000,000 shares authorized;..........
  7,099,858 shares issued and outstanding at March 31, 1998............
 Class A, B, C, D and E Common stock, $0.01 par value; no                         71                   -
  shares outstanding at March 31 1998; total of
  768,804 issued and outstanding at December 31, 1997..................            -                   9
 Warrants..............................................................            -               4,777
 Additional paid-in capital............................................       94,378                  71
 Accumulated other comprehensive income................................         (235)               (297)
 Accumulated deficit...................................................      (15,106)            (11,964)
                                                                            --------            --------
  Total stockholders' investment.......................................       79,108              (7,404)
                                                                            --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT.........................     $110,229            $117,617
                                                                            ========            ========

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                                           PRO FORMA
                                                                                         Three Months
                                                                   Three Months Ended       Ended
                                                                       March 31,           March 31,
                                                                   --------------------  ------------
                                                                     1998       1997         1997
                                                                   ---------  ---------  ------------
REVENUE:
  Tuition and registration fees, net............................   $ 30,188   $ 10,552     $ 23,815
  Other, net....................................................      2,409      1,231        2,008
                                                                   ---------  ---------  ------------
    Total net revenue...........................................     32,597     11,783       25,823
                                                                   ---------  ---------  ------------
OPERATING EXPENSES:
  Educational services and facilities...........................     13,174      4,688       10,054
  General and administrative....................................     15,098      4,695       12,031
  Depreciation and amortization.................................      3,052        702        2,857
  Compensation expense related to the offering..................      1,961         --           --
                                                                   ---------  ---------  ------------
    Total operating expenses....................................     33,285     10,085       24,942
                                                                   ---------  ---------  ------------
  Income (loss) from operations.................................       (688)     1,698          881
INTEREST EXPENSE, net...........................................       (544)      (321)      (1,331)
                                                                   ---------  ---------  ------------
 Income (loss) before provision (benefit) for income taxes......     (1,232)     1,377         (450)
PROVISION (BENEFIT) FOR INCOME TAXES............................       (517)       578         (189)
                                                                   ---------  ---------  ------------
NET INCOME (LOSS)...............................................   $   (715)  $    799     $   (261)
                                                                   =========  =========  ============
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
 STOCKHOLDERS:..................................................
 Net income (loss) as reported..................................   $   (715)  $    799     $   (261)
 Dividends on preferred stock...................................       (274)      (300)          --
 Accretion to redemption value of preferred stock and warrants..     (2,153)       (81)          --
                                                                   ---------  ---------  ------------
 Net income (loss) attributable to common stockholders..........   $ (3,142)  $    418     $   (261)
                                                                   =========  =========  ============
NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO
 COMMON STOCKHOLDERS:
 Basic..........................................................   $  (0.68)  $   0.54     $  (0.34)
 Diluted........................................................   $  (0.68)  $   0.39     $  (0.34)
WEIGHTED AVERAGE SHARES OUTSTANDING:
 Shares used in basic...........................................      4,638        768          768
 Effect of dilutive employee stock options......................         --        313           --
                                                                   ---------  ---------  ------------
 Shares used in diluted.........................................      4,638      1,081          768
                                                                   =========  =========  ============

PRO FORMA DATA:
 Net income (loss) attributable to common stockholders..........   $   (813)  $    799     $   (261)
                                                                   =========  =========  ============
 Diluted net income (loss) per share attributable to
   common stockholders..........................................   $  (0.14)  $   0.40     $  (0.13)
                                                                   =========  =========  ============
 Weighted average shares outstanding............................      5,820      2,021        1,952
                                                                   =========  =========  ============

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                                  1998           1997
                                                                             -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).......................................................   $       (715)   $       799
  Adjustments to reconcile net income (loss) to net cash provided by operating activities--
    Depreciation, amortization and debt discount..........................          3,016            732
    Compensation expense related to the offering..........................          1,961             --
    Deferred income taxes.................................................           (961)         1,382
    Changes in operating assets and liabilities, net of acquisition.......            641         (2,011)
                                                                             -------------   ------------
      Net cash provided by operating activities...........................          3,942            902
                                                                             -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisition, net of cash.......................................           (850)        (4,933)
  Acquisition and organizational costs....................................            (55)          (353)
  Purchase of property and equipment, net.................................           (921)          (210)
  Other assets............................................................              3            (12)
                                                                             -------------   ------------
      Net cash used in investing activities...............................         (1,823)        (5,508)
                                                                             -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial public offering...................................         52,440             --
  Issuance of common stock................................................             --             30
  Issuance of warrants....................................................             --            268
  Issuance of redeemable preferred stock..................................             --          1,802
  Dividends paid on preferred stock.......................................            (47)          (124)
  Equity issuance costs...................................................         (6,821)            --
  Book overdraft..........................................................             --           (683)
  Payments of amounts due and notes payable to former owners of acquired           (7,450)            --
    businesses............................................................
  Payments of long-term debt..............................................           (137)            (6)
  Net payments on revolving credit facility...............................             --         (3,403)
  Proceeds from term loan facility........................................             --          3,400
  Net payments on revolving loans under Credit Agreement..................        (30,235)            --
  Payments on term loans under Credit Agreement...........................        (13,500)            --
                                                                             -------------   ------------
      Net cash provided by (used in) financing activities.................         (5,750)         1,284
                                                                             -------------   ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
EQUIVALENTS...............................................................           (101)            --
                                                                             -------------   ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS.................................         (3,732)        (3,322)
CASH AND CASH EQUIVALENTS, beginning of period............................         18,906          7,798
                                                                             -------------   ------------
CASH AND CASH EQUIVALENTS, end of period..................................   $     15,174    $     4,476
                                                                             =============   ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Accretion to redemption value of preferred stock and warrants...........   $     (2,153)   $       (81)
  Dividends on preferred stock added to liquidation value.................           (227)          (176)
                                                                             =============   ============

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.


Note 2 - Initial Public Offering

     On February 4, 1998, the Company sold 3,277,500 shares of its common stock at $16.00 per share pursuant to an initial public offering ("IPO"). The net proceeds from the offering of $45.6 million were used to repay $41.5 million of borrowings under the Company's credit agreement and amounts owed to former owners of acquired businesses of $4.1 million which were outstanding at that time. Prior to the consummation of the IPO, all outstanding shares of all series of preferred stock and accumulated dividends were converted into 2,423,485 shares of common stock and warrants (except for redeemable warrants exercisable into 32,946 shares of Class E common stock) to purchase 624,320 shares of common stock were exercised. Subsequent to December 31, 1997 and prior to the consummation of the IPO, the Company also formed one class of common stock, increased the number of authorized shares of common stock to 50,000,000, completed a 9.376-for-1 stock split and all outstanding shares of common stock were converted into the new class of common stock at a rate of 1:1. The effect of the split has been retroactively reflected for all periods in the accompanying condensed consolidated financial statements.

     Pursuant to certain amended stock option agreements with two stockholders giving them the right to purchase 122,615 shares of common stock at $0.01 per share, the Company recorded compensation expense totalling approximately
$2.0 million in connection with the IPO.

Note 3 - Pro Forma Data

     The pro forma data gives effect to the conversion of the preferred stock into common stock which occurred in connection with the IPO. Net income (loss) attributable to common stockholders eliminates the effect of dividends on preferred stock and the accretion to redemption value of preferred stock and warrants converted prior to the IPO. Historical weighted average shares outstanding (which includes the dilutive effect of common stock equivalents for periods with net income) has been adjusted for the assumed conversion of preferred stock (at its liquidating value) into common stock when computing the pro forma weighted average shares outstanding. The pro forma income statement for the three months ended March 31, 1997 reflects the acquisitions of SCT, Gibbs, IAMD-US and IAMD-Canada as if they had occurred on January 1, 1997.

Note 4 - New Accounting Pronouncement

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This SOP provides guidance on the financial reporting of start-up costs (which include organization costs). It requires that all nongovernmental entities expense the costs of start-up activities as those costs are incurred. Nongovernmental entities are required to adopt this SOP by no later than January 1, 1999. Earlier adoption is permitted. The Company expenses all non-organizational start-up costs as incurred. At December 31, 1997, the Company had unamortized organizational costs of approximately $354,000. The Company is currently evaluating the timing of adopting the SOP.

Note 5 - Business Acquisition

     On March 13, 1998, the Company purchased 100% of the outstanding shares of capital stock of Southern California School of Culinary Arts for approximately $1.1 million. The acquisition is accounted for as a purchase and based upon preliminary estimates, the purchase price (subject to adjustment) in excess of the fair value of assets acquired and liabilities assumed is approximately $1.3 million.

Note 6 - Comprehensive Income

     On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distributions to owners, in a financial statement for the period in which they are recognized. The disclosure of comprehensive income and accumulated other comprehensive income, which encompasses net income and foreign currency translation adjustments, is as follows:

                                                                                Accumulated Other
                                                                             Comprehensive Income -
                                                                                Foreign Currency
                                                     Comprehensive Loss      Translation Adjustment
                                                    --------------------     ----------------------
Balance December 31, 1997                                                    $                (297)
Net loss for the three months ended                 $              (715)                         --
  March 31, 1998
Other Comprehensive Income-
  Foreign currency translation adjustment                             62                         62
                                                    --------------------
Comprehensive loss for the three months             $              (653)
  ended March 31, 1998
                                                    ====================     ----------------------
Balance, March 31, 1998                                                      $                (235)
                                                                             ======================


The accumulated other comprehensive income balance as of January 1, 1998 has been restated to conform to the SFAS No. 130 requirements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The discussion below contains certain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of the management of Career Education Corporation and its subsidiaries (collectively, the "Company" or "CEC"), as well as assumptions made by, and information currently available to, the Company's management. The Company's actual growth, results, performance and business prospects and opportunities in 1998 and beyond could differ materially from those expressed in, or implied by, any such forward-looking statements. See "Special Note Regarding Forward-Looking Statements" on page 13 for a discussion of risks and uncertainties that could cause or contribute to such material differences.

     The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

Background and Overview

     CEC is one of the largest providers of private, for-profit postsecondary education in North America, with approximately 12,000 students enrolled as of March 31, 1998. CEC operates 10 schools, with 19 campuses located in 13 states and two Canadian provinces. These schools enjoy long operating histories and offer a variety of bachelor's degree, associate degree and non-degree programs in career-oriented disciplines within the Company's core curricula of (i) computer technologies, (ii) visual communication and design technologies, (iii) business studies and (iv) culinary arts.

     Net revenue, EBITDA and net income have increased in each of the years the Company has operated. Net revenue increased to $82.6 million in 1997, from $7.5 million in 1994; EBITDA increased to $10.4 million in 1997, from a loss of $0.5 million in 1994; and the net loss decreased to $0.9 million in 1997, from a loss of $1.6 million in 1994. Student population at the Company's schools increased 248%, from 3,300 students at December 31, 1995 to 11,500 students at December 31, 1997. The Company has invested significant amounts of capital in the hiring of additional personnel and increased marketing and capital improvements at each of the acquired schools. The increased costs of personnel and marketing are expensed as incurred and are reflected in general and administrative expenses. Additional depreciation and amortization is reflected as a result of the capital improvements.

     The Company believes that EBITDA, while not a substitute for GAAP measures of operating results, is an important measure of the financial performance of the Company and its campuses. Management believes that EBITDA is particularly meaningful due principally to the role acquisitions have played in the Company's development. CEC's rapid growth through acquisitions has resulted in significant non-cash amortization expense, because a significant portion of the purchase price of a school acquired by CEC is generally allocated to goodwill and other intangible assets. In a number of the Company's recent acquisitions, a large portion of the purchase price has been allocated to non-competition agreements. As a result of its ongoing acquisition strategy, non-cash amortization expense may continue to be substantial.

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

     Other revenue consists of bookstore sales, placement fees, dormitory and cafeteria fees, and restaurant revenue. Other revenue is recognized during the period services are rendered.

     The Company categorizes its expenses as educational services and facilities, general and administrative and depreciation and amortization. Educational services and facilities expense generally consists of expense directly attributable to the educational activity of the schools, including salaries and benefits of faculty, academic administrators and student support personnel. Educational services and facilities expense also includes costs of educational supplies and facilities (including rents on school leases), certain costs of establishing and maintaining computer laboratories, costs of student housing and all other physical plant and occupancy costs, with the exception of costs attributable to the Company's corporate offices.

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

Acquisitions

     On February 28, 1997, the Company acquired all of the outstanding capital stock of SCT for a purchase price of approximately $4.9 million. In addition, the Company paid approximately $1.8 million to the former owners of SCT pursuant to non-competition agreements.

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

     On March 13, 1998, the Company acquired all of the outstanding capital stock of Southern California School of Culinary Arts ("SCSCA"). The acquisition of SCSCA was accounted for as a purchase. The purchase price was approximately $1.1 million, subject to adjustment.

Compensation Expense Related to the Offering

     As of October 20, 1997, certain option agreements between the Company and two of its executive officers and directors were amended to fix, upon the consummation of the Offering, the number of shares of common stock issuable upon exercise of the stock options provided under these agreements. Under the amended options, which fully vested upon the consummation of the Offering, the holders are entitled to purchase an aggregate of 122,615 shares of common stock at an exercise price of $0.01 per share. As a result, the Company recorded a related one-time, non-cash compensation expense of approximately $2.0 million in the first quarter of 1998, substantially reducing operating and net income in such period. See Note 2 to the Notes to the Company's Condensed Consolidated Financial Statements.

Results of Operations

     The following table summarizes the Company's operating results as a percentage of net revenue for the period indicated.

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                  1998            1997
                                                              ------------    ------------
Revenue:
 Tuition and registration, net..............................          92.6 %         89.6 %
 Other, net.................................................           7.4           10.4
                                                              ------------    ------------
  Net revenue...............................................         100.0          100.0
                                                              ------------    ------------
Operating expenses:
 Educational services and facilities........................          40.4           39.8
 General and administrative.................................          46.3           39.8
 Depreciation and amortization..............................           9.4            6.0
 Compensation expense related to the offering...............           6.0              -
                                                              ------------    ------------
  Total operating expenses..................................         102.1           85.6
                                                              ------------    ------------
  Income (loss) from operations.............................          (2.1)          14.4
Interest expense, net.......................................          (1.7)          (2.7)
                                                              ------------    ------------

 Income (loss) before provision (benefit) for income taxes..          (3.8)          11.7
Provision (benefit) for income taxes........................          (1.6)           4.9
                                                              ------------    ------------
Net income (loss)...........................................          (2.2)           6.8
                                                              ============    ============
Net income (loss) attributable to common stockholders.......          (9.6)%          3.5 %
                                                              ============    ============


Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

     Revenue. Net tuition revenue increased 186% from $10.6 million in the first three months of 1997 to $30.2 million in the first three months of 1998, due to an approximately 11.3% increase in the average number of students attending the schools which were owned by the Company during the 1997 period and tuition increases effective in 1998 for these schools, as well as added net tuition revenue of $15.8 million for schools acquired after the 1997 period. Other net revenue increased 96%, from $1.2 million in the first three months of 1997 to $2.4 million in the first three months of 1998, due to an increase in student population for schools owned during the 1997 period and the addition of $0.9 million from schools acquired after the 1997 period.

     Educational Services and Facilities Expense. Educational services and facilities expense increased 181%, from $4.7 million in the first three months of 1997 to $13.2 million in the first three months of 1998. Of this increase, $1.9 million was attributable to the increase in student population for schools owned during the 1997 period and $6.6 million was attributable to the addition of educational services and facilities for schools acquired after the 1997 period.

     General and Administrative. General and administrative expense increased 221%, from $4.7 million in the first three months of 1997 to $15.1 million in the first three months of 1998. The increase was primarily attributable to $8.0 million of expenses for schools acquired after the 1997 period, costs totalling $1.1 million related to increased personnel at the corporate level to enhance the Company's infrastructure and increased advertising and marketing (including admissions) of $1.1 million for schools owned during the 1997 period. The increase in advertising and marketing expenses reflected, in part, the fact that the former owners of the acquired schools had reduced their expenditures in these areas prior to their acquisition by the Company.

     Depreciation and Amortization. Depreciation and amortization expense increased 335%, from $0.7 million in the first three months of 1997 to $3.1 million in the first three months of 1998. The increase was due to increased capital expenditures for schools owned during the 1997 period and related increased depreciation expense of $0.3 million in the first three months of 1998. Additionally, depreciation expense increased $1.0 million due to the depreciation expense for schools acquired after the 1997 period. Amortization expense increased from $0.2 million in the first three months of 1997 to $1.2 million in the first three months of 1998, primarily due to additional amortization of non-competition agreements and goodwill for the acquisition of schools after the 1997 period.

     Compensation Expense Related to the Offering. Pursuant to certain amended stock option agreements with two stockholders, compensation expense totalling approximately $2.0 million was recognized upon consummation of the initial public offering in 1998.

     Interest Expense. Interest expense increased 69% from $0.3 million in the first three months of 1997 to $.5 million in the first three months of 1998. The increase was primarily due to interest expense on borrowings used to finance the acquisition of schools after the 1997 period.

     Provision (Benefit) for Income Taxes. The benefit for income taxes increased from a $0.6 million provision in the first three months of 1997 to a $0.5 million benefit in the first three months of 1998 as a result of changes in pretax income (loss).

     Net Income (Loss). Net income (loss) decreased to a net loss of $0.7 million in the first three months of 1998 from a net income of $0.8 million in the first three months of 1997.

     Net Income (Loss) Attributable to Common Stockholders. Net loss attributable to common stockholders decreased from a net income of $0.4 million in the first three months of 1997 to a net loss of $3.1 million in the first three months of 1998. The primary reason for this decrease was the increased accretion in the redemption value of preferred stock and warrants as a result of the Company's growth.


Liquidity and Capital Resources

     On February 4, 1998, the Company sold 3,277,500 of its shares of common stock at $16.00 per share pursuant to an initial public offering. The net proceeds from the offering totalling $45.6 million were used to repay borrowings of $41.5 million under the Credit Agreement and amounts owed to former owners of acquired businesses of $4.1 million which were outstanding at that time. Prior to the initial public offering, the Company financed its operating activities through cash generated from operations. Acquisitions were financed through a combination of additional equity investments and credit facilities. Net cash provided by operating activities increased to $3.9 million in the first three months of 1998 from $0.9 million in the first three months of 1997, due primarily to increases in depreciation and amortization.

     Capital expenditures increased to $0.9 million in the first three months of 1998 from $0.2 million in the first three months of 1997. These increases were primarily due to investments in capital equipment as a result of increasing student population. Capital expenditures are expected to continue to increase as new schools are acquired, student population increases, and the Company continues to upgrade and expand current facilities and equipment. The Company does not have any material commitments for capital expenditures for the remainder of 1998.

     The Company's net receivables as a percentage of net revenue increased to 33% in 1998 from 30% in 1997. These changes were primarily due to student receivables at acquired schools. Based upon past experience and judgment, the Company establishes an allowance for doubtful accounts with respect to tuition receivables. When a student withdraws, the receivable balance attributable to such student is charged to this allowance for doubtful accounts. The Company's historical bad debt expense as a percentage of revenue for the years ended December 31, 1996 and 1997 was 2%.

     On May 30, 1997, the Company entered into the Credit Agreement with LaSalle National Bank and prepaid approximately $21.2 million of revolving credit notes and term loans that were outstanding under its previous credit agreement. The Credit Agreement was amended and syndicated on September 25, 1997. Pursuant to the Credit Agreement, the Company can borrow $65 million under a revolving credit facility and $15 million under a term loan, and obtain up to $30 million in letters of credit. Outstanding letters of credit reduce the revolving credit facility availability under the Credit Agreement. The Credit Agreement matures on May 30, 2002; however, availability under the revolving credit facility is reduced by $10 million on May 30, 2001. The term loan is payable in equal quarterly installments of $0.75 million, commencing September 30, 1997. The Company's borrowings under the Credit Agreement bear interest, payable quarterly, at either (i) a base rate equal to the greater of the (a) bank's prime rate plus .75% or (b) the federal funds rate plus .50%, or (ii) LIBOR plus 2.00%, at the election of the Company. Under the Credit Agreement, the Company is required, among other things, to maintain certain financial ratios with respect to debt to EBITDA, interest coverage and fixed coverage and to maintain a specified level of net worth. The Company is also subject to restrictions on, among other things, payment of dividends, disposition of assets and incurrence of certain additional indebtedness. The Company has pledged the stock of its subsidiaries as collateral for the repayment of obligations under the Credit Facility. At May 8, 1998, the Company did not have any outstanding borrowings under its Credit Facility. Additionally, the Company had approximately $22.7 million of outstanding letters of credit as of such date.

     After giving effect to the IPO and the repayment of the outstanding bank debt through March 31, 1998, the interest rates applicable to the Credit Agreement have been revised. Effective April 1, 1998, borrowings under the Credit Agreement will bear interest, payable quarterly, at either (i) a base rate equal to the greater of the (a) bank's prime rate or (b) the federal funds rate plus .50%, or (ii) LIBOR plus 1.25%, at the election of the Company.

     The DOE requires that Title IV Program funds collected by an institution for unbilled tuition be kept in separate cash or cash equivalent accounts until the students are billed for the portion of their program related to these Title IV Program funds. In addition, all funds transferred to the Company through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of March 31, 1998, the Company holds nominal amounts of such funds in separate accounts. The restrictions on any cash held in these accounts have not significantly affected the Company's ability to fund daily operations.

     The HEA and its implementing regulations require each higher education institution to meet an acid test ratio (defined as the ratio of cash, cash equivalents, restricted cash and current accounts receivable to total current liabilities) of at least 1:1, calculated at the end of the institution's fiscal year.

     As of May 8, 1998, the Company's remaining credit availability under the Credit Agreement was approximately $55 million. In discussions with the Company, the DOE has agreed to consider financial information reflecting the results of the Offering, as well as the 1997 audited financial statements in the DOE's next review of the financial responsibility of the Company and its U.S. institutions. The Company believes, based upon their 1997 audited financial statements and the Company's post-Offering financial information, the Company and each of its U.S. institutes continue to satisfy each of the DOE's standards of financial responsibility. The Company is seeking the DOE's review of the Company's and its U.S. institutions' audited 1997 financial statements and the Company's post-Offering financial information on an expedited basis. To the extent the letters of credit are reduced or eliminated, the Company will have additional availability under the Credit Agreement. The Company believes that it will have sufficient liquidity to increase the letters of credit should the DOE so require. However, there can be no assurance that, if required, the Company will be able to maintain or increase its letters of credit in the future. The Company believes, based on its audited 1997 financial statements, that each of its U.S. institutions satisfies each of the DOE's applicable standards of financial responsibility and that the Company satisfies each of the DOE's standards of financial responsibility, except for the tangible net worth ratio. However, the Company believes that based upon the DOE's review of its audited 1997 financial statements and the Company's audited post-Offering balance sheet, the Company will also satisfy the tangible net worth ratio.

New Accounting Standards

     Recently, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards ("SFAS") No. 131. SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reporting segments on the same basis that it uses internally for evaluating segment performance and deciding how to allocate resources to segments. The adoption of this Statement is not expected to have a material effect on the Company's consolidated financial statements.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This SOP provides guidance on the financial reporting of start-up costs (which include organization costs). It requires that all nongovernmental entities expense the costs of start-up activities as those costs are incurred. Nongovernmental entities are required to adopt this SOP by no later than January 1, 1999. Earlier adoption is permitted. The Company expenses all non-organizational start-up costs as incurred. At December 31, 1997, the Company had unamortized organizational costs of approximately $354,000. The Company is currently evaluating the timing of adopting the SOP.

Special Note Regarding Forward-Looking Statements

     This Form 10-Q contains certain statements which reflect the Company's expectations regarding its future growth, results of operation, performance and business prospects and opportunities. Wherever possible, words such as "anticipate," "believe," "plan," "expect" and similar expressions have been used to identify these "forward-looking" statements. These statements reflect the Company's current beliefs and are based on information currently available to the Company. Accordingly, these statements are subject to risks and uncertainties which could cause the Company's actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. These risks and uncertainties include implementation of the Company's operating and growth strategy, risks inherent in operating private for-profit postsecondary education institutions, risks associated with general economic and business conditions, charges and costs related to acquisitions, and the Company's ability to: successfully integrate its acquired institutions and continue its acquisition strategy, attract and retain students at its institutions, meet regulatory and accrediting agency requirements, compete with enhanced competition and new competition in the education industry, and attract and retain key employees and faculty. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

                          PART II - OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds.

          On February 3, 1998, the Company completed an initial public offering of its Common Stock, $.01 par value (the "Offering"). The managing underwriters in the Offering were Credit Suisse First Boston Corporation and Smith Barney, Inc. (the "Underwriters"). The shares of Common Stock sold in the Offering were registered under the Securities Act of 1933, as amended, on Registration Statements on Form S-1 (registration nos. 333-37601 and 333-45123) (together, the "Registration Statement"). The Registration Statement was declared effective by the Securities and Exchange Commission on January 28, 1998.

          On January 28, 1998, the Company commenced the Offering. The Offering terminated on February 3, 1998 after the Company had sold all 3,277,500 shares of Common Stock registered under the Registration Statement. The offering price was $16.00 per share for an aggregate offering price of $52,440,000.

          From the effective date of the Registration Statement to February 3, 1998, the Company paid an aggregate of $3,670,800 in underwriting discounts and commissions. In addition, the following table sets forth an estimate of all expenses incurred in connection with the Offering, other than underwriting discounts and commissions. All of the amounts shown are estimated except for the registration fees of the Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and the Nasdaq National Market. None of the amounts shown were paid directly or indirectly to any director, officer general partner of the Company or their associates, persons owing ten percent or more of any class of equity securities of the Company, or an affiliate of the Company.

          SEC registration fee............................  $   15,886
          NASD filing fee.................................       5,675
          Nasdaq National Market listing fee..............      36,122
          Blue sky qualification fees and expenses........       5,000
          Printing and engraving expenses.................     650,000
          Legal fees and expenses.........................   1,000,000
          Accounting fees and expenses....................   1,300,000
          Transfer agent and registrar fees and expenses..      15,000
          Miscellaneous...................................     122,317
                                                            ----------

           Total..........................................  $3,150,000
                                                            ==========

          After deducting underwriting discounts and commissions and the Offering expenses described above, net proceeds to the Company from the Offering were approximately $45.6 million. Of this amount, the Company used approximately $41.5 million to repay outstanding revolving credit borrowings under its credit agreement and approximately $4.1 million to repay the outstanding indebtedness on notes payable to the former shareholders of two of the Company's schools, IAMD-U.S. and IAMD-Canada. None of the net proceeds of the Offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or an affiliate of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders.

          On January 12, 1998, prior to the IPO, all of the Company's stockholders signed a Unanimous Written Consent of Stockholders approving the following: (i) the issuance of up to $69 million of common stock pursuant to the Company's IPO; (ii) the Company's Amended and Restated Certificate of Incorporation; (iii) the Company's Amended and Restated Bylaws; (iv) the Company's 1998 Employee Incentive Compensation Plan; (v) the Company's 1998 Non-Employee Directors' Stock Option Plan; (vi) the Company's 1998 Employee Stock Purchase Plan; (vii) indemnification agreements to be entered into between the Company and its directors and executive officers; and (viii) the election of directors of the Company. Robert E. Dowdell and Patrick K. Pesch were elected as Class 1 directors, Wallace O. Laub, Keith K. Ogata and Todd H. Steele were elected as Class 2 directors, and Thomas
          B. Lally and John M. Larson were elected as Class 3 directors. The terms of the Class 1, Class 2 and Class 3 directors end at the Company's 1999, 2000 and 2001 annual meetings of stockholders, respectively.

Item 6.   Exhibits and Reports on Form 8-K.
          A.   Exhibits.
               Exhibit 11 - Statement Regarding Computation of Net Income (Loss) Per Share.
               Exhibit 27 - Financial Data Schedule

          B.   Reports on Form 8-K.
               The Company did not file any reports on Form 8-K during the first quarter of 1998.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Career Education Corporation


Date:  May 13, 1998           By:   /s/ JOHN M. LARSON
                                    -------------------------------------
                                    John M. Larson
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date:  May 13, 1998           By:   /s/ WILLIAM A. KLETTKE
                                    -------------------------------------
                                    William A. Klettke
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting
                                    Officer)