Form 10-Q
period 1998-06-30
CAREER EDUCATION CORP
filed 1998-08-14
CIK 1046568

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended:  June 30, 1998

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



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

          As of August 13, 1998, 7,142,194 shares of the registrant's Common Stock, par value $.01, were outstanding.

                         CAREER EDUCATION CORPORATION

                          QUARTER ENDED JUNE 30, 1998

                                     INDEX



                                                                                      Page
                                                                                      ----
PART I - FINANCIAL INFORMATION

   Item 1.     Financial Statements

               Condensed Consolidated Balance Sheets as of June 30, 1998 (unaudited)
                 and December 31, 1997 (unaudited)....................................   3

               Condensed Consolidated Statements of Operations for the three and
                 six months ended June 30, 1998 (unaudited) and 1997 (unaudited)......   4

               Condensed Consolidated Statements of Cash Flows for the six months
                 ended June 30, 1998 (unaudited) and 1997 (unaudited).................   6

               Notes to Condensed Consolidated Financial Statements...................   7

  Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..................................   9

PART II - OTHER INFORMATION

  Item 6.      Exhibits and Reports on Form 8-K.......................................  17

SIGNATURES............................................................................  18


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                      June 30, 1998   December 31, 1997
                                                                      -------------   -----------------
                               ASSETS
CURRENT ASSETS:
 Cash and cash equivalents..........................................       $ 17,774            $ 18,906
 Receivables, net...................................................         11,563              12,158
 Inventories........................................................            633                 634
 Prepaid expenses and other current assets..........................          2,888               4,498
 Deferred income tax assets.........................................          1,009                 406
                                                                      -------------       -------------
  Total current assets..............................................         33,867              36,602
PROPERTY AND EQUIPMENT, net of accumulated depreciation
 and amortization...................................................         44,026              45,555
INTANGIBLE ASSETS, net..............................................         37,693              33,579
OTHER ASSETS........................................................            854               1,881
                                                                      -------------       -------------
TOTAL ASSETS........................................................       $116,440            $117,617
                                                                      =============       =============
LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
 Current maturities of long-term debt...............................       $  5,031            $  3,888
 Accounts payable...................................................          3,901               3,580
 Accrued expenses and other current liabilities.....................          6,110               7,852
 Deferred tuition revenue...........................................          5,302               7,476
                                                                      -------------       -------------
  Total current liabilities.........................................         20,344              22,796
                                                                      -------------       -------------
NON-CURRENT LIABILITIES:
 Long-term debt, net of current maturities shown above..............         14,768              60,147
 Other long-term liabilities........................................          1,061                 703
 Deferred income tax liabilities....................................            635               1,215
                                                                      -------------       -------------
  Total non-current liabilities.....................................         16,464              62,065
                                                                      -------------       -------------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK AND WARRANTS.............................             --              40,160
                                                                      -------------       -------------
STOCKHOLDERS' INVESTMENT:
 Preferred stock, $0.01 par value; 1,000,000 shares authorized and
   unissued.........................................................             --                  --
 Common stock, $0.01 par value; 50,000,000 shares authorized;
   7,137,504 shares issued and outstanding at June 30, 1998.........             71                  --
 Class A, B, C, D and E Common stock, $0.01 par value; no
   shares outstanding at June 30, 1998; total of
   768,804 issued and outstanding at December 31, 1997..............             --                   9
 Warrants...........................................................             --               4,777
 Additional paid-in capital.........................................         94,958                  71
 Accumulated other comprehensive income.............................           (500)               (297)
 Accumulated deficit................................................        (14,897)            (11,964)
                                                                      -------------       -------------
  Total stockholders' investment....................................         79,632              (7,404)
                                                                      -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT......................       $116,440            $117,617
                                                                      =============       =============

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                                                                              PRO
                                                                                             FORMA
                                                                                           Six Months
                                                Three Months Ended     Six Months Ended      Ended
                                                     June 30,              June 30,         June 30,
                                                ------------------     ----------------    ----------
                                                 1998       1997       1998      1997         1997
                                                -------    -------    -------   -------    ----------
REVENUE:
 Tuition and registration fees, net......       $29,756    $12,521    $59,944   $23,073       $47,794
 Other, net..............................         2,569      1,348      4,978     2,579         3,901
                                                -------    -------    -------   -------       -------
  Total net revenue......................        32,325     13,869     64,922    25,652        51,695
                                                -------    -------    -------   -------       -------

OPERATING EXPENSES:
 Educational services and facilities.....        13,661      6,402     26,835    11,090        21,500
 General and administrative..............        15,035      6,247     30,133    10,942        23,724
 Depreciation and amortization...........         3,073      1,407      6,125     2,109         5,482
 Compensation expense related to the
  offering...............................            --         --      1,961        --            --
                                                -------    -------    -------   -------       -------
  Total operating expenses...............        31,769     14,056     65,054    24,141        50,706
                                                -------    -------    -------   -------       -------
 Income (loss) from operations...........           556       (187)      (132)    1,511           989
INTEREST EXPENSE, net....................          (196)      (664)      (740)     (985)       (2,601)
                                                -------    -------    -------   -------       -------
 Income (loss) before provision
  (benefit) for income taxes and
  extraordinary item.....................           360       (851)      (872)      526        (1,612)
PROVISION (BENEFIT) FOR
 INCOME TAXES............................           151       (368)      (366)      210          (677)
                                                -------    -------    -------   -------       -------
Net Income (loss) before extraordinary
 item....................................           209       (483)      (506)      316          (935)
Extraordinary loss on early
 extinguishment of debt..................            --       (418)        --      (418)         (418)
                                                -------    -------    -------   -------       -------
NET INCOME (LOSS)........................       $   209    $  (901)   $  (506)  $  (102)      $(1,353)
                                                =======    =======    =======   =======       =======
NET INCOME (LOSS)
 ATTRIBUTABLE TO COMMON
 STOCKHOLDERS:
  Net income (loss) as reported..........       $   209    $  (901)   $  (506)  $  (102)      $(1,353)
  Dividends on preferred stock...........            --       (439)      (274)     (739)           --
  Accretion to redemption value of
   preferred stock and warrants..........            --       (240)    (2,153)     (321)           --
                                                -------    -------    -------   -------       -------
  Net income (loss) attributable to
   common stockholders...................       $   209    $(1,580)   $(2,933)  $(1,162)      $(1,353)
                                                =======    =======    =======   =======       =======
NET INCOME (LOSS) PER SHARE
 ATTRIBUTABLE TO COMMON
 STOCKHOLDERS:
  Basic..................................       $  0.03    $ (2.06)   $ (0.48)  $ (1.51)      $ (1.76)
  Diluted................................       $  0.03    $ (2.06)   $ (0.48)  $ (1.51)      $ (1.76)


                                                                                             PRO
                                                                                            FORMA
                                                                                          Six Months
                                            Three Months Ended      Six Months Ended        Ended
                                                 June 30,               June 30,           June 30,
                                            -------------------    -------------------    ----------
                                              1998       1997        1998       1997         1997
                                            --------   --------    --------   --------    ----------
WEIGHTED AVERAGE SHARES
  OUTSTANDING:
    Shares used in basic.................     7,120        768       6,072        768           768
    Effect of dilutive employee stock
      options............................       216         --          --         --            --
                                            --------   --------    --------   --------    ----------
    Shares used in diluted...............     7,336        768       6,072        768           768
                                            ========   ========    ========   ========    ==========
PRO FORMA DATA:
    Net income (loss) attributable to
      common stockholders................   $   209    $  (901)    $  (604)   $  (102)    $  (1,353)
                                            ========   ========    ========   ========    ==========
    Diluted net income (loss) per
      share attributable to
      common stockholders................   $  0.03    $ (0.35)    $ (0.09)   $ (0.04)    $   (0.60)
                                            ========   ========    ========   ========    ==========
    Weighted average shares outstanding
      used in diluted....................     7,336      2,582       6,660      2,273         2,273
                                            ========   ========    ========   ========    ==========

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                Six Months Ended June 30,
                                                                                -------------------------
                                                                                   1998            1997
                                                                                ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss for the period..................................................     $   (506)       $   (102)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities--
    Warrants issued to bank................................................           --             180
    Extraordinary loss on early extinguishment of debt.....................           --             651
    Depreciation, amortization and debt discount...........................        6,125           2,116
    Compensation expense related to the offering...........................        1,961              --
    Deferred income taxes..................................................         (752)           (203)
    Changes in operating assets and liabilities, net of acquisition........         (964)         (4,821)
                                                                                ---------       ---------
      Net cash provided by (used in) operating activities..................        5,864          (2,179)
                                                                                ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisition, net of cash........................................       (1,360)        (36,850)
  Acquisition and organizational costs.....................................         (186)           (973)
  Purchase of property and equipment, net..................................       (1,890)           (610)
  Other assets.............................................................          (59)             (5)
                                                                                ---------       ---------
      Net cash used in investing activities................................        (3,495)        (38,438)
                                                                                ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial public offering....................................       52,492              --
  Issuance of common stock.................................................           --              30
  Issuance of redeemable preferred stock...................................           --          17,782
  Issuance of warrants.....................................................           --           4,788
  Dividends paid on preferred stock........................................          (47)           (248)
  Equity issuance costs....................................................       (6,821)           (225)
  Debt financing costs.....................................................          (47)           (837)
  Book overdraft...........................................................           --            (683)
  Payments of amounts due and notes payable to former owners of acquired
    businesses.............................................................       (7,451)             --
  Payments of long-term debt...............................................         (385)             (9)
  Net payments on revolving credit facility................................           --          (8,239)
  Proceeds from term loan facility.........................................           --           3,400
  Repayments of term loan facility.........................................           --         (11,650)
  Net (payments) borrowings on revolving loans under Credit Agreement......      (27,485)         25,955
  Borrowings on term loans under Credit Agreement..........................           --          12,500
  Payments on term loans under Credit Agreement............................      (13,500)             --
                                                                                ---------       ---------
      Net cash provided by (used in) financing activities..................       (3,244)         42,564
                                                                                ---------       ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS.........................................................         (257)             --
                                                                                ---------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................       (1,132)          1,947
CASH AND CASH EQUIVALENTS, beginning of period.............................       18,906           7,798
                                                                                ---------       ---------
CASH AND CASH EQUIVALENTS, end of period...................................     $ 17,774        $  9,745
                                                                                =========       =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Accretion to redemption value of preferred stock and warrants............     $ (2,153)       $   (321)
  Dividends on preferred stock added to liquidation value..................         (227)           (491)
                                                                                =========       =========

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Note 2 - Initial Public Offering

     On February 4, 1998, the Company sold 3,277,500 shares of its common stock at $16.00 per share pursuant to an initial public offering ("IPO"). The net proceeds from the offering of $45.6 million were used to repay $41.5 million of borrowings under the Company's credit agreement and amounts owed to former owners of acquired businesses of $4.1 million which were outstanding at that time. Prior to the consummation of the IPO, all outstanding shares of all series of preferred stock and accumulated dividends were converted into 2,423,485 shares of common stock and warrants (except for redeemable warrants exercisable into 32,946 shares of Class E common stock) to purchase 624,320 shares of common stock were exercised. Subsequent to December 31, 1997 and prior to the consummation of the IPO, the Company also formed one class of common stock, increased the number of authorized shares of common stock to 50,000,000 and completed a 9.376-for-1 stock split and all outstanding shares of common stock were converted into the new class of common stock at a rate of 1:1. The effect of the split has been retroactively reflected for all periods in the accompanying condensed consolidated financial statements.

     Pursuant to certain amended stock option agreements with two stockholders giving them the right to purchase 122,615 shares of common stock at $0.01 per share, the Company recorded compensation expense totalling approximately $2.0 million in connection with the IPO.

Note 3 - Pro Forma Data

     The pro forma data gives effect to the conversion of the preferred stock into common stock which occurred in connection with the IPO. Net income (loss) attributable to common stockholders eliminates the effect of dividends on preferred stock and the accretion to redemption value of preferred stock and warrants converted prior to the IPO. Historical weighted average shares outstanding (which includes the dilutive effect of common stock equivalents for periods with net income) has been adjusted for the assumed conversion of preferred stock (at its liquidating value) into common stock when computing the pro forma weighted average shares outstanding. The pro forma income statement for the six months ended June 30, 1997 reflects the acquisitions of SCT, Gibbs, IAMD-US and IAMD-Canada as if they had occurred on January 1, 1997.

Note 4 - New Accounting Pronouncement

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This SOP provides guidance on the financial reporting of start-up costs (which include organization costs). It requires that all nongovernmental entities expense the costs of start-up activities as those costs are incurred. Nongovernmental entities are required to adopt this SOP by no later than January 1, 1999. Earlier adoption is permitted. The Company expenses all non-organizational start-up costs as incurred. At December 31, 1997, the Company had unamortized organizational costs of approximately $354,000. The Company anticipates adopting the SOP in the fourth quarter of 1998.

Note 5 - Business Acquisitions

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

     During the second quarter of 1998, the Company recorded approximately $4.5 million in additional purchase price for IAMD-US, based on preliminary estimates of the final purchase price adjustment in accordance with the provisions outlined in the IAMD-US stock purchase agreement. This adjustment resulted in additional goodwill.

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

                                                                            Accumulated Other
                                                                      Comprehensive Income (Loss) -
                                                                             Foreign Currency
                                               Comprehensive Loss         Translation Adjustment
                                               ------------------     -----------------------------
Balance December 31, 1997                                             $                       (297)
Net loss for the six months ended
  June 30, 1998                                $            (506)                              --
Other Comprehensive Income (Loss) -
  Foreign currency translation adjustment                   (203)                             (203)
                                               -----------------
Comprehensive loss for the six months
  ended June 30, 1998                          $            (709)
                                               =================      -----------------------------
Balance, June 30, 1998                                                $                       (500)
                                                                      =============================

The accumulated other comprehensive income (loss) balance as of January 1, 1998 has been restated to conform to the SFAS No. 130 requirements.

Note 7 - Subsequent Event

     On July 31, 1998, the Company acquired certain assets and assumed certain liabilities of Scottsdale Culinary Institute, Inc. for approximately $9.5 million. The acquisition is accounted for as a purchase and based upon preliminary estimates, the purchase price (subject to adjustment) in excess of the fair value of assets acquired and liabilities assumed is approximately $9.7 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The discussion below contains certain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of the management of Career Education Corporation and its subsidiaries (collectively, the "Company" or "CEC"), as well as assumptions made by, and information currently available to, the Company's management. The Company's actual growth, results, performance and business prospects and opportunities in 1998 and beyond could differ materially from those expressed in, or implied by, any such forward-looking statements. See "Special Note Regarding Forward-Looking Statements" on page 15 for a discussion of risks and uncertainties that could cause or contribute to such material differences.

          The following discussion and analysis should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

Background and Overview

          CEC is one of the largest providers of private, for-profit postsecondary education in North America, with approximately 10,400 students enrolled as of June 30, 1998. CEC operates 10 schools, with 20 campuses located in 13 states and two Canadian provinces. These schools enjoy long operating histories and offer a variety of bachelor's degree, associate degree and non-degree programs in career-oriented disciplines within the Company's core curricula of (i) computer technologies, (ii) visual communication and design technologies, (iii) business studies and (iv) culinary arts.

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

          On June 30, 1997, the Company acquired all of the outstanding capital stock of IAMD-U.S. for a purchase price of $3.0 million, which amount may be increased by up to $5.0 million based on future revenues of IAMD-U.S. operations and which amount is otherwise subject to adjustment. During the second quarter of 1998, the Company recorded approximately $4.5 million in additional purchase price based on preliminary estimates of the final adjustment. In addition, the Company paid $2.0 million to the former owners of IAMD-U.S. pursuant to non-competition agreements.

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

     On July 31, 1998, the Company acquired certain assets and assumed certain liabilities of Scottsdale Culinary Institute ("SCI"). The acquisition of SCI was accounted for as a purchase. The purchase price was approximately $9.5 million, subject to adjustment.

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

Results of Operations
     The following table summarizes the Company's operating results as a percentage of net revenue for the period indicated.

                                                              Three Months Ended          Six Months Ended
                                                                   June 30,                   June 30,
                                                              ------------------         -----------------
                                                                1998      1997           1998        1997
                                                               ------    ------         ------      ------
Revenue:
 Tuition and registration, net..............................     92.1%     90.3%          92.3%       89.9%
 Other, net.................................................      7.9       9.7            7.7        10.1
                                                               ------    ------         ------      ------
  Net revenue...............................................    100.0     100.0          100.0       100.0
                                                               ------    ------         ------      ------
Operating expenses:
 Educational services and facilities........................     42.3      46.2           41.3        43.2
 General and administrative.................................     46.5      45.0           46.4        42.7
 Depreciation and amortization..............................      9.5      10.1            9.5         8.2
 Compensation expense related to the offering...............       --        --            3.0          --
                                                               ------    ------         ------      ------
  Total operating expenses..................................     98.3     101.3          100.2        94.1
                                                               ------    ------         ------      ------
  Income (loss) from operations.............................      1.7      (1.3)          (0.2)        5.9
Interest expense, net.......................................     (0.6)     (4.8)          (1.1)       (3.9)
                                                               ------    ------         ------      ------

 Income (loss) before provision (benefit) for income taxes
  and extraordinary item....................................      1.1      (6.1)          (1.3)        2.0
Provision (benefit) for income taxes........................      0.5      (2.6)          (0.5)        0.8
                                                               ------    ------         ------      ------
Net income (loss) before extraordinary item.................      0.6      (3.5)          (0.8)        1.2
Extraordinary loss on early extinguishment of debt..........       --      (3.0)            --        (1.6)
                                                               ------    ------         ------      ------
Net income (loss)...........................................      0.6      (6.5)          (0.8)       (0.4)
                                                               ======    ======         ======      ======
Net income (loss) attributable to common stockholders.......      0.6%    (11.4)%         (4.5)%      (4.5)%
                                                               ======    ======         ======      ======



     Revenue. Net tuition revenue increased 138% from $12.5 million in the second quarter of 1997 to $29.8 million in the second quarter of 1998, due to an approximately 17.0% increase in the average number of students attending the schools which were owned by the Company during the 1997 period and tuition increases effective in 1998 for these schools, as well as added net tuition revenue of $14.2 million for schools acquired during and after the 1997 period. Other net revenue increased 91%, from $1.3 million in the second quarter of 1997 to $2.6 million in the second quarter of 1998, due to an increase in student population for schools owned during the 1997 period and the addition of $1.0 million from schools acquired during and after the 1997 period. Net tuition revenue increased 160% from $23.1 million in the first six months of 1997 to $59.9 million in the first six months of 1998, due to an approximately 19.8% increase in the average number of students attending the schools which were owned by the Company during the 1997 period and tuition increases effective in 1998 for these schools, as well as added net tuition revenue of $29.9 million for schools acquired during and after the 1997 period. Other net revenue increased 93%, from $2.6 million in the first six months of 1997 to $5.0 million in the first six months of 1998, due to an increase in student population for schools owned during the 1997 period and the addition of $1.9 million from schools acquired after the 1997 period.

     Educational Services and Facilities Expense. Educational services and facilities expense increased 113%, from $6.4 million in the second quarter of 1997 to $13.6 million in the second quarter of 1998. Of this increase, $1.3 million was attributable to the increase in student population for schools owned during the 1997 period and $5.9 million was attributable to the addition of educational services and facilities for schools acquired during and after the 1997 period. Educational services and facilities expense increased 142%, from $11.1 million in the first six months of 1997 to $26.8 million in the first six months of 1998. Of this increase, $3.2 million was attributable to the increase in student population for schools owned during the 1997 period and $12.5 million was attributable to the addition of educational services and facilities for schools acquired during and after the 1997 period.

     General and Administrative. General and administrative expense increased 141%, from $6.2 million in the second quarter of 1997 to $15.0 million in the second quarter of 1998. The increase was primarily attributable to $7.0 million of expenses for schools acquired during and after the 1997 period, costs totalling $1.0 million related to increased personnel at the corporate level to enhance the Company's infrastructure and increased advertising and marketing (including admissions) of $0.7 million for schools owned during the 1997 period. The increase in advertising and marketing expenses reflected, in part, the fact that the former owners of the acquired schools had reduced their expenditures in these areas prior to their acquisition by the Company. General and administrative expense increased 175%, from $10.9 million in the first six months of 1997 to $30.1 million in the first six months of 1998. The increase was primarily attributable to $15.0 million of expenses for schools acquired during and after the 1997 period, costs totalling $2.1 million related to increased personnel at the corporate level to enhance the Company's infrastructure and increased advertising and marketing (including admissions) of $1.8 million for schools owned during the 1997 period. The increase in advertising and marketing expenses reflected, in part, the fact that the former owners of the acquired schools had reduced their expenditures in these areas prior to their acquisition by the Company.

     Depreciation and Amortization. Depreciation and amortization expense increased 118%, from $1.4 million in the second quarter of 1997 to $3.1 million in the second quarter of 1998. The increase was due to increased depreciation expense of $0.8 million for schools acquired during and after the 1997 period. Amortization expense increased from $0.5 million in the second quarter of 1997 to $1.3 million in the second quarter of 1998, primarily due to additional amortization of non-competition agreements and goodwill for the acquisition of schools during and after the 1997 period. Depreciation and amortization expense increased 190%, from $2.1 million in the first six months of 1997 to $6.1 million in the first six months of 1998. The increase was due to increased capital expenditures for schools owned during the 1997 period and related increased depreciation expense of $0.4 million in the first six months of 1998. Additionally, depreciation expense increased $1.8 million due to the depreciation expense for schools acquired during and after the 1997 period. Amortization expense increased from $0.7 million in the first six months of 1997 to $2.5 million in the first six months of 1998, primarily due to additional amortization of non-competition agreements and goodwill for the acquisition of schools after the 1997 period.

     Compensation Expense Related to the Offering. Pursuant to certain amended stock option agreements with two stockholders, compensation expense totalling approximately $2.0 million was recognized upon consummation of the initial public offering in 1998.

     Interest Expense. Interest expense decreased 70% from $0.7 million in the second quarter of 1997 to $0.2 million in the second quarter of 1998. The decrease was primarily due to the decrease in borrowings required in 1998 as a result of IPO proceeds. Interest expense decreased 25% from $1.0 million in the first six months of 1997 to $0.7 million in the first six months of 1998. The decrease was primarily due to interest expense on borrowings used to finance the acquisition of schools during and after the 1997 period.

     Provision (Benefit) for Income Taxes. The provision for income taxes increased from a $0.4 million benefit in the second quarter of 1997 to a $0.2 million provision in the second quarter of 1998 as a result of changes in pretax income (loss). The benefit for income taxes increased from a $0.2 million provision in the first six months of 1997 to a $0.4 million benefit in the first six months of 1998 as a result of changes in pretax income (loss).

     Net Income (Loss) before Extraordinary Item. Net income (loss) before extraordinary item increased to a net income of $0.2 million in the second quarter of 1998 from a net loss of $0.5 million in the second quarter of 1997. Net income (loss) before extraordinary item decreased to a net loss of $0.5 million in the first six months of 1998 from a net income of $0.3 million in the first six months of 1997.

     Extraordinary Item. During 1997, the Company recorded an extraordinary expense of $0.4 million, net of tax, due to the early retirement of debt related to a credit facility which was terminated and replaced by the Company's current facility.

     Net Income (Loss). Net income (loss) increased to a net income of $0.2 million in the second quarter of 1998 from a net loss of $0.9 million in the second quarter of 1997. Net income (loss) decreased to a net loss of $0.5 million in the first six months of 1998 from a net loss of $0.1 million in the first six months of 1997.

     Net Income (Loss) Attributable to Common Stockholders. Net income (loss) attributable to common stockholders increased from a net loss of $1.6 million in the second quarter of 1997 to a net income of $0.2 million in the second quarter of 1998. The primary reason for this increase was the accretion in the redemption value of preferred stock and warrants that occurred in 1997. Net income (loss) attributable to common stockholders decreased from a net loss of $1.2 million in the first six months of 1997 to a net loss of $2.9 million in the first six months of 1998. The primary reason for this increase was the increased accretion in the redemption value of preferred stock and warrants as a result of the Company's growth.

Liquidity and Capital Resources

     On February 4, 1998, the Company sold 3,277,500 of its shares of common stock at $16.00 per share pursuant to an initial public offering. The net proceeds from the offering totalling $45.6 million were used to repay borrowings of $41.5 million under the Credit Agreement and amounts owed to former owners of acquired businesses of $4.1 million which were outstanding at that time. Prior to the initial public offering, the Company financed its operating activities through cash generated from operations. Acquisitions were financed through a combination of additional equity investments and credit facilities. Net cash provided by operating activities increased to $5.9 million in the first six months of 1998 from net cash used of $2.2 million in the first six months of 1997, due primarily to increases in depreciation and amortization and the result of the non-cash compensation expense related to the offering.

     Capital expenditures increased to $1.9 million in the first six months of 1998 from $0.6 million in the first six months of 1997. These increases were primarily due to investments in capital equipment as a result of increasing student population. Capital expenditures are expected to continue to increase as new schools are acquired, student population increases, and the Company continues to upgrade and expand current facilities and equipment. The Company does not have any material commitments for capital expenditures for the remainder of 1998.

     The Company's net receivables as a percentage of net revenue decreased to 18% in 1998 from 47% in 1997. These changes were primarily due to student receivables at acquired schools. Based upon past experience and judgment, the Company establishes an allowance for doubtful accounts with respect to tuition receivables. When a student withdraws, the receivable balance attributable to such student is charged to this allowance for doubtful accounts. The Company's historical bad debt expense as a percentage of revenue for the years ended December 31, 1996 and 1997 was 2%.

     On May 30, 1997, the Company entered into the Credit Agreement with LaSalle National Bank and prepaid approximately $21.2 million of revolving credit notes and term loans that were outstanding under its previous credit agreement. The Credit Agreement was amended and syndicated on September 25, 1997. Pursuant to the Credit Agreement, the Company can borrow $65 million under a revolving credit facility and $15 million under a term loan, and obtain up to $30 million in letters of credit. Outstanding letters of credit reduce the revolving credit facility availability under the Credit Agreement. The Credit Agreement matures on May 30, 2002; however, availability under the revolving credit facility is reduced by $10 million on May 30, 2001. The term loan is payable in equal quarterly installments of $0.75 million, commencing September 30, 1997. The Company's borrowings under the Credit Agreement bear interest, payable quarterly, at either (i) a base rate equal to the greater of the (a) bank's prime rate plus .75% or (b) the federal funds rate plus .50%, or (ii) LIBOR plus 2.00%, at the election of the Company. Under the Credit Agreement, the Company is required, among other things, to maintain certain financial ratios with respect to debt to EBITDA, interest coverage and fixed coverage and to maintain a specified level of net worth. The Company is also subject to restrictions on, among other things, payment of dividends, disposition of assets and incurrence of certain additional indebtedness. The Company has pledged the stock of its subsidiaries as collateral for the repayment of obligations under the Credit Facility. At August 12, 1998, the Company did not have any outstanding borrowings under its Credit Facility. Additionally, the Company had approximately $22.8 million of outstanding letters of credit as of such date.

     After giving effect to the IPO and the repayment of the outstanding bank debt through March 31, 1998, the interest rates applicable to the Credit Agreement have been revised. Effective April 1, 1998, borrowings under the Credit Agreement bear interest, payable quarterly, at either (i) a base rate equal to the greater of the (a) bank's prime rate plus .50% or (b) the federal funds rate plus .50%, or (ii) LIBOR plus 1.75%, at the election of the Company.

     The DOE requires that Title IV Program funds collected by an institution for unbilled tuition be kept in separate cash or cash equivalent accounts until the students are billed for the portion of their program related to these Title IV Program funds. In addition, all funds transferred to the Company through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of June 30, 1998, the Company held nominal amounts of such funds in separate accounts. The restrictions on any cash held in these accounts have not significantly affected the Company's ability to fund daily operations.

     The HEA and its implementing regulations require each higher education institution to meet an acid test ratio (defined as the ratio of cash, cash equivalents, restricted cash and current accounts receivable to total current liabilities) of at least 1:1, calculated at the end of the institution's fiscal year.

     As of August 12, 1998, the Company's remaining credit availability under the Credit Agreement was approximately $42.2 million. In discussions with the Company, the DOE has agreed to consider financial information reflecting the results of the Offering, as well as the 1997 audited financial statements in the DOE's next review of the financial responsibility of the Company and its U.S. institutions. The Company believes, based upon their 1997 audited financial statements and the Company's post-Offering financial information, the Company and each of its U.S. institutes continue to satisfy each of the DOE's standards of financial responsibility. The Company is seeking the DOE's review of the Company's and its U.S. institutions' audited 1997 financial statements and the Company's post-Offering financial information on an expedited basis. To the extent the letters of credit are reduced or eliminated, the Company will have additional availability under the Credit Agreement. The Company believes that it will have sufficient liquidity to increase the letters of credit should the DOE so require. However, there can be no assurance that, if required, the Company will be able to maintain or increase its letters of credit in the future. The Company believes, based on its audited 1997 financial statements, that each of its U.S. institutions satisfies each of the DOE's applicable standards of financial responsibility and that the Company satisfies each of the DOE's standards of financial responsibility, except for the tangible net worth ratio. However, the Company believes that based upon the DOE's review of its audited 1997 financial statements and the Company's audited post-Offering balance sheet, the Company will also satisfy the tangible net worth ratio.

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

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This SOP provides guidance on the financial reporting of start-up costs (which include organization costs). It requires that all nongovernmental entities expense the costs of start-up activities as those costs are incurred. Nongovernmental entities are required to adopt this SOP by no later than January 1, 1999. Earlier adoption is permitted. The Company expenses all non-organizational start-up costs as incurred. At December 31, 1997, the Company had unamortized organizational costs of approximately $354,000. The Company anticipates adopting the SOP in the fourth quarter of 1998.

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

          B.   Reports on Form 8-K.
               The Company did not file any reports on Form 8-K during the second quarter of 1998.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Career Education Corporation


Date:  August 13, 1998        By: /s/ JOHN M. LARSON
                                  --------------------------------------------
                                  John M. Larson
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)



Date:  August 13, 1998        By: /s/ WILLIAM A. KLETTKE
                                  --------------------------------------------
                                  William A. Klettke
                                  Senior Vice President and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)