Form 10-Q
period 1998-09-30
CAREER EDUCATION CORP
filed 1998-11-16
CIK 1046568

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended:  September 30, 1998

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No ___
                                               ---


     As of November 12, 1998, 7,150,896 shares of the registrant's Common Stock, par value $.01, were outstanding.

                          CAREER EDUCATION CORPORATION

                        QUARTER ENDED SEPTEMBER 30, 1998

                                     INDEX

                                                                                  PAGE
                                                                                  ----

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 1998 (unaudited)
            and December 31, 1997 (unaudited)........................................3

          Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1998 (unaudited) and 1997 (unaudited)....4

          Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 (unaudited) and 1997 (unaudited)................6

          Notes to Condensed Consolidated Financial Statements.......................7


  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................................10


PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K..........................................19

SIGNATURES..........................................................................20

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  CAREER EDUCATION CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                         September 30, 1998   December 31, 1997
                                                                         ------------------   -----------------
                                ASSETS

CURRENT ASSETS:
  Cash and cash equivalents...........................................   $           19,739   $          18,906
  Receivables, net....................................................               14,427              12,158
  Inventories.........................................................                  658                 634
  Prepaid expenses and other current assets...........................                3,728               4,498
  Deferred income tax assets..........................................                1,208                 406
                                                                         ------------------   -----------------
    Total current assets..............................................               39,760              36,602
PROPERTY AND EQUIPMENT, net of accumulated depreciation
  and amortization....................................................               45,086              45,555
INTANGIBLE ASSETS, net................................................               44,169              33,579
OTHER ASSETS..........................................................                  875               1,881
                                                                         ------------------   -----------------
TOTAL ASSETS..........................................................   $          129,890   $         117,617
                                                                         ==================   =================

               LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Current maturities of long-term debt................................   $              652   $           3,888
  Accounts payable....................................................                4,549               3,580
  Accrued expenses and other current liabilities......................                7,557               7,852
  Deferred tuition revenue............................................                8,263               7,476
                                                                         ------------------   -----------------
    Total current liabilities.........................................               21,021              22,796
                                                                         ------------------   -----------------
NON-CURRENT LIABILITIES:
  Long-term debt, net of current maturities shown above...............               27,279              60,147
  Other long-term liabilities.........................................                1,027                 703
  Deferred income tax liabilities.....................................                  587               1,215
                                                                         ------------------   -----------------
    Total non-current liabilities.....................................               28,893              62,065
                                                                         ------------------   -----------------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK AND WARRANTS...............................                   --              40,160
                                                                         ------------------   -----------------
STOCKHOLDERS' INVESTMENT:
  Preferred stock, $0.01 par value; 1,000,000 shares authorized and
    unissued..........................................................                   --                  --
  Common stock, $0.01 par value; 50,000,000 shares authorized;
    7,144,806 shares issued and outstanding at September 30, 1998.....                   71                  --
  Class A, B, C, D and E Common stock, $0.01 par value; no
    shares outstanding at September 30, 1998; total of
    768,804 issued and outstanding at December 31, 1997...............                   --                   9
  Warrants............................................................                   --               4,777
  Additional paid-in capital..........................................               95,084                  71
  Accumulated other comprehensive income..............................                (823)               (297)
  Accumulated deficit.................................................             (14,356)            (11,964)
                                                                         ------------------   -----------------
    Total stockholders' investment....................................               79,976             (7,404)
                                                                         ------------------   -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT........................   $          129,890   $         117,617
                                                                         ==================   =================

                  CAREER EDUCATION CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                                                       PRO
                                                                                      FORMA
                                                                                      Nine
                                                                                      Months
                                                                                      Ended
                                            Three Months Ended  Nine Months Ended   September
                                               September 30,      September 30,        30,
                                            ------------------  ------------------  --------
                                              1998      1997      1998      1997      1997
                                            --------  --------  --------  --------  --------
REVENUE:
  Tuition and registration fees, net.....   $ 31,715  $ 22,542  $ 91,659  $ 45,615  $ 68,172
  Other, net.............................      3,279     2,573     8,257     5,152     6,464
                                            --------  --------  --------  --------  --------
    Total net revenue....................     34,994    25,115    99,916    50,767    74,636
                                            --------  --------  --------  --------  --------
OPERATING EXPENSES:
  Educational services and facilities....     14,584    11,179    41,419    22,269    29,849
  General and administrative.............     16,028    12,910    46,161    23,852    37,622
  Depreciation and amortization..........      3,203     2,891     9,328     5,000     8,199
  Compensation expense related to the
   offering..............................         --        --     1,961        --        --
                                            --------  --------  --------  --------  --------
    Total operating expenses.............     33,815    26,980    98,869    51,121    75,670
                                            --------  --------  --------  --------  --------
  Income (loss) from operations..........      1,179    (1,865)    1,047      (354)   (1,034)
INTEREST EXPENSE, net....................       (247)   (1,061)     (987)   (2,046)   (1,326)
                                            --------  --------  --------  --------  --------
  Income (loss) before provision
   (benefit) for income taxes and
   extraordinary item ...................        932    (2,926)       60    (2,400)   (2,360)
PROVISION (BENEFIT) FOR
 INCOME TAXES ...........................        391    (1,218)       25    (1,008)     (991)
                                            --------  --------  --------  --------  --------
Net income (loss) before extraordinary
    item.................................        541    (1,708)       35    (1,392)   (1,369)
Extraordinary loss on early
  extinguishment of debt.................         --        --        --      (418)     (418)
                                            --------  --------  --------  --------  --------
NET INCOME (LOSS)........................   $    541  $ (1,708) $     35  $ (1,810) $ (1,787)
                                            ========  ========  ========  ========  ========
NET INCOME (LOSS)
 ATTRIBUTABLE TO COMMON
 STOCKHOLDERS:
  Net income (loss) as reported..........   $    541  $ (1,708) $     35  $ (1,810) $ (1,787)
  Dividends on preferred stock...........         --      (705)     (274)   (1,444)       --
  Accretion to redemption value of
   preferred stock and warrants..........         --      (406)   (2,153)     (727)      (29)
                                            --------  --------  --------  --------  --------

  Net income (loss) attributable to
   common stockholders...................   $    541  $ (2,819) $ (2,392) $ (3,981) $ (1,816)
                                            ========  ========  ========  ========  ========
NET INCOME (LOSS) PER SHARE
 ATTRIBUTABLE TO COMMON
 STOCKHOLDERS:
  Basic..................................   $   0.08  $  (3.67) $  (0.38) $  (5.18) $  (0.68)
  Diluted................................   $   0.07  $  (3.67) $  (0.38) $  (5.18) $  (0.68)

                                                                                       PRO
                                                                                      FORMA
                                                                                      Nine
                                                                                     Months
                                                                                      Ended
                                            Three Months Ended  Nine Months Ended   September
                                               September 30,      September 30,        30,
                                            ------------------  ------------------  ---------
                                              1998      1997      1998      1997      1997
                                            --------  --------  --------  --------  ---------
WEIGHTED AVERAGE SHARES
 OUTSTANDING:
  Shares used in basic...................      7,142       768     6,309       768      2,686
  Effect of dilutive employee stock
   options...............................        196        --        --        --         --
                                            --------  --------  --------  --------  ---------
  Shares used in diluted.................      7,338       768     6,309       768      2,686
                                            ========  ========  ========  ========  =========
PRO FORMA DATA:
  Net income (loss) attributable to
   common stockholders...................   $    541  $ (1,737) $    (63) $ (1,839) $  (1,816)
                                            ========  ========  ========  ========  =========
  Diluted net income (loss) per share
   attributable to common stockholders...   $   0.07  $  (0.46) $  (0.01) $  (0.66) $   (0.37)
                                            ========  ========  ========  ========  =========
  Weighted average shares outstanding
   used in diluted.......................      7,338     3,766     6,699     2,788      4,893
                                            ========  ========  ========  ========  =========

                  CAREER EDUCATION CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                              ---------------------
                                                                                1998        1997
                                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) for the period.........................................   $      35   $  (1,810)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in)operating activities--
    Warrants issued to bank................................................          --          180
    Extraordinary loss on early extinguishment of debt.....................          --          651
    Depreciation, amortization and debt discount...........................       9,328        5,083
    Compensation expense related to the offering...........................       1,961           --
    Gain on sale of property and equipment.................................        (14)           --
    Deferred income taxes..................................................       (918)      (1,008)
    Changes in operating assets and liabilities, net of acquisitions.......       (540)      (7,841)
                                                                              ---------   ----------
        Net cash provided by (used in) operating activities................       9,852      (4,745)
                                                                              ---------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisitions, net of cash.......................................     (4,964)     (36,054)
  Acquisition and organizational costs.....................................       (244)      (1,450)
  Purchase of property and equipment, net..................................     (3,449)      (2,077)
  Proceeds on sale of property and equipment...............................         332           --
  Other assets.............................................................        (56)          (6)
                                                                              ---------   ----------
        Net cash used in investing activities..............................     (8,381)     (39,587)
                                                                              ---------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial public offering....................................      52,440           --
  Issuance of common stock.................................................         180           30
  Issuance of redeemable preferred stock...................................          --       17,782
  Issuance of warrants.....................................................          --        4,788
  Dividends paid on preferred stock........................................        (47)        (372)
  Equity issuance costs....................................................     (6,821)        (225)
  Debt financing costs.....................................................        (47)        (965)
  Book overdraft...........................................................          --        (683)
  Payments of amounts due and notes payable to former owners of acquired
   businesses..............................................................     (4,050)           --
  Payments of long-term debt...............................................     (4,021)        (276)
  Net payments on revolving credit facility................................          --      (8,239)
  Proceeds from term loan facility.........................................          --        3,400
  Repayments of term loan facility.........................................          --     (11,650)
  Net (payments) borrowings on revolving loans under Credit Agreement......    (24,485)       25,885
  Borrowings on term loans under Credit Agreement..........................          --       12,500
  Payments on term loans under Credit Agreement............................    (13,500)           --
                                                                              ---------   ----------
        Net cash provided by (used in) financing activities................       (351)       41,975
                                                                              ---------   ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
 CASH EQUIVALENTS..........................................................       (287)            7
                                                                              ---------   ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................         833      (2,350)
CASH AND CASH EQUIVALENTS, beginning of period.............................      18,906        7,798
                                                                              ---------   ----------
CASH AND CASH EQUIVALENTS, end of period...................................   $  19,739   $    5,448
                                                                              =========   ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Accretion to redemption value of preferred stock and warrants............   $ (2,153)   $    (727)
  Dividends on preferred stock added to liquidation value..................       (227)      (1,072)
                                                                              =========   ==========

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - INITIAL PUBLIC OFFERING

     On February 4, 1998, the Company sold 3,277,500 shares of its common stock at $16.00 per share pursuant to an initial public offering ("IPO"). The net proceeds from the offering of $45.6 million were used to repay $41.5 million of borrowings under the Company's credit agreement and amounts owed to former owners of acquired businesses of $4.1 million which were outstanding at that time. Prior to the consummation of the IPO, all outstanding shares of all series of preferred stock and accumulated dividends were converted into 2,423,485 shares of common stock and warrants (except for redeemable warrants exercisable into 32,946 shares of Class E common stock) to purchase 624,320 shares of common stock. Subsequent to December 31, 1997 and prior to the consummation of the IPO, the Company also formed one class of common stock, increased the number of authorized shares of common stock to 50,000,000, completed a 9.376-for-1 stock split and converted all outstanding shares of common stock into the new class of common stock at a rate of 1:1. The effect of the split has been retroactively reflected for all periods in the accompanying condensed consolidated financial statements.

     Pursuant to certain amended stock option agreements with two stockholders giving them the right to purchase 122,615 shares of common stock at $0.01 per share, the Company recorded compensation expense totalling approximately $2.0 million in connection with the IPO.

NOTE 3 - PRO FORMA DATA

     The pro forma data gives effect to the conversion of the preferred stock into common stock which occurred in connection with the IPO. Net income (loss) attributable to common stockholders eliminates the effect of dividends on preferred stock and the accretion to redemption value of preferred stock and warrants converted prior to the IPO. Historical weighted average shares outstanding (which includes the dilutive effect of common stock equivalents for periods with net income) has been adjusted for the assumed conversion of preferred stock (at its liquidating value) into common stock when computing the pro forma weighted average shares outstanding. The pro forma income statement for the nine months ended September 30, 1997 reflects the acquisitions of SCT,

Gibbs, IAMD-US and IAMD-Canada and gives effect to the IPO as if they had occurred on January 1, 1997.

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

START-UP COSTS

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

SEGMENT REPORTING

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for the fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is evaluating the disclosure requirements of SFAS 131 and believes that its adoption will not have a material impact on the Company's future reported results.

NOTE 5 - BUSINESS ACQUISITIONS

     On March 13, 1998, the Company purchased 100% of the outstanding shares of capital stock of Southern California School of Culinary Arts for approximately $1.0 million. The acquisition is accounted for as a purchase and the resulting purchase price in excess of the fair value of assets acquired and liabilities assumed is approximately $1.3 million.

     On July 31, 1998, the Company acquired certain assets and assumed certain liabilities of Scottsdale Culinary Institute, Inc. for approximately $9.5 million. The acquisition is accounted for as a purchase and based upon preliminary estimates, the purchase price (subject to adjustment) in excess of the fair value of assets acquired and liabilities assumed is approximately $8.0 million.

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

                                                                                Accumulated Other
                                                                              Comprehensive Income
                                                                                    (Loss) -
                                                                                Foreign Currency
                                                      Comprehensive Loss     Translation Adjustment
                                                     --------------------  --------------------------
Balance December 31, 1997                                                  $                    (297)
Net income for the nine months ended
September 30, 1998                                   $                35                          --
Other Comprehensive Income (Loss) -
  Foreign currency translation adjustment                           (526)                       (526)
Comprehensive loss for the nine months               --------------------
  ended September 30, 1998                           $              (491)
                                                     ====================  --------------------------
Balance, September 30, 1998                                                $                    (823)
                                                                           ==========================

The accumulated other comprehensive income (loss) balance as of January 1, 1998 has been restated in connection with the Company's adoption of SFAS No. 130.

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

BACKGROUND AND OVERVIEW

     CEC is one of the largest providers of private, for-profit postsecondary education in North America, with approximately 13,600 students enrolled as of September 30, 1998. CEC operates 10 schools, with 20 campuses located in 13 states and two Canadian provinces. Many of these schools enjoy long operating histories and offer a variety of bachelor's degree, associate degree and non-degree programs in career-oriented disciplines within the Company's core curricula of (i) computer technologies, (ii) visual communication and design technologies, (iii) business studies and (iv) culinary arts.

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

     The Company believes that EBITDA, while not a substitute for GAAP measures of operating results, is an important measure of the financial performance of the Company and its campuses. Management believes that EBITDA is particularly meaningful due principally to the role acquisitions have played in the Company's development. CEC's rapid growth through acquisitions has resulted in significant non-cash depreciation and amortization expense, because a significant portion of the purchase price of a school acquired by CEC is generally allocated to fixed assets, goodwill and other intangible assets. In a number of the Company's recent acquisitions, a large portion of the purchase price has been allocated to non-competition agreements. As a result of its ongoing acquisition strategy, non-cash amortization expense may continue to be substantial.

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

     On June 30, 1997, the Company acquired all of the outstanding capital stock of IAMD-U.S. for an initial purchase price of $3.0 million, which amount was further increased by $4.7 million during the third quarter of 1998, based on the results of IAMD-U.S. operations and the calculation of the final purchase price adjustment. In addition, the Company paid $2.0 million to the former owners of IAMD-U.S. pursuant to non-competition agreements.

     Also on June 30, 1997, the Company acquired all of the capital stock of IAMD-Canada for a purchase price of $6.5 million. In addition, the Company paid $2.0 million to the former owners of IAMD-Canada pursuant to non-competition agreements.

     On March 13, 1998, the Company acquired all of the outstanding capital stock of Southern California School of Culinary Arts ("SCSCA") for a purchase price of approximately $1.0 million. The acquisition of SCSCA was accounted for as a purchase.

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


                                                                                         Nine Months
                                                                Three Months Ended          Ended
                                                                   September 30,         September 30,
                                                                ------------------    ------------------
                                                                 1998       1997       1998       1997
                                                                -------    -------    -------    -------
Revenue:
  Tuition and registration, net............................        90.6%      89.8%      91.7%      89.9%
  Other, net...............................................         9.4%      10.2%       8.3%      10.1%
                                                                -------    -------    -------    -------
    Total net revenue......................................       100.0%     100.0%     100.0%     100.0%
                                                                -------    -------    -------    -------
Operating expenses:
  Educational services and facilities......................        41.7%      44.5%      41.5%      43.9%
  General and administrative...............................        45.8%      51.4%      46.2%      47.0%
  Depreciation and amortization............................         9.1%      11.5%       9.3%       9.8%
  Compensation expense related to the offering.............         0.0%       0.0%       2.0%       0.0%
                                                                -------    -------    -------    -------
    Total operating expenses...............................        96.6%     107.4%      99.0%     100.7%
                                                                -------    -------    -------    -------
    Income (loss) from operations..........................         3.4%      -7.4%       1.0%      -0.7%
Interest expense, net......................................        -0.7%      -4.3%      -0.9%      -4.0%
                                                                -------    -------    -------    -------

  Income (loss) before provision (benefit) for income taxes
    and extraordinary item.................................         2.7%     -11.7%       0.1%      -4.7%
Provision (benefit) for income taxes.......................         1.2%      -4.9%       0.1%      -2.0%
Net income (loss) before extraordinary item................         1.5%      -6.8%       0.0%      -2.7%
Extraordinary loss on early extinguishment of debt.........         0.0%       0.0%       0.0%      -0.9%
                                                                -------    -------    -------    -------
Net income (loss)..........................................         1.5%      -6.8%       0.0%      -3.6%
                                                                =======    =======    =======    =======
Net income (loss) attributable to common stockholders......         1.5%     -11.2%      -2.4%      -7.8%
                                                                =======    =======    =======    =======

       Revenue. Net tuition revenue increased 41% from $22.5 million in the third quarter of 1997 to $31.7 million in the third quarter of 1998, due to an approximate 25.9% increase in the average number of students attending the schools which were owned by the Company during the 1997 period and tuition increases effective in 1998 for these schools. Other net revenue increased 27%, from $2.6 million in the third quarter of 1997 to $3.3 million in the third quarter of 1998, due to an increase in student population for schools owned during the 1997 period. Net tuition revenue increased 101% from $45.6 million in the first nine months of 1997 to $91.7 million in the first nine months of 1998, due to an approximately 21.2% increase in the average number of students attending the schools which were owned by the Company during the 1997 period and tuition increases effective in 1998 for these schools, as well as added net tuition revenue of $48.4 million for schools acquired during and after the 1997 period. Other net revenue increased 60%, from $5.2 million in the first nine months of 1997 to $8.3 million in the first nine months of 1998, due to an increase in student population for schools owned during the 1997 period.

     Educational Services and Facilities Expense. Educational services and facilities expense increased 30%, from $11.2 million in the third quarter of 1997 to $14.6 million in the third quarter of 1998. Of this increase, $1.5 million was attributable to the increase in student population for schools owned during the 1997 period and $1.9 million was attributable to the addition of educational services and facilities for schools acquired during and after the 1997 period. Educational services and facilities expense increased 86%, from $22.3 million in the first nine months of 1997 to $41.4 million in the first nine months of 1998. Of this increase, $4.7 million was attributable to the increase in student population for schools owned during the 1997 period and $14.4 million was attributable to the addition of educational services and facilities for schools acquired during and after the 1997 period.

     General and Administrative. General and administrative expense increased 24%, from $12.9 million in the third quarter of 1997 to $16.0 million in the third quarter of 1998. The increase was primarily attributable to $1.3 million of expenses for schools acquired during and after the 1997 period and increased advertising and marketing (including admissions) of $0.8 million for schools owned during the 1997 period. General and administrative expense increased 94%, from $23.9 million in the first nine months of 1997 to $46.2 million in the first nine months of 1998. The increase was primarily attributable to $16.3 million of expenses for schools acquired during and after the 1997 period, costs totalling $2.1 million related to increased personnel at the corporate level to enhance the Company's infrastructure, and increased advertising and marketing (including admissions) of $2.6 million for schools owned during the 1997 period. The increase in advertising and marketing expenses reflected, in part, the fact that the former owners of the acquired schools had reduced their expenditures in these areas prior to their acquisition by the Company.

     Depreciation and Amortization. Depreciation and amortization expense increased 11%, from $2.9 million in the third quarter of 1997 to $3.2 million in the third quarter of 1998. The increase was due to increased depreciation expense of $0.3 million for schools acquired during and after the 1997 period. Amortization expense did not change from $1.3 million in the third quarter of 1997 to $1.3 million in the third quarter of 1998. Depreciation and amortization expense increased 87%, from $5.0 million in the first nine months of 1997 to $9.3 million in the first nine months of 1998. The increase was due to increased capital expenditures for schools owned during the 1997 period and related increased depreciation expense of $0.4 million in the first nine months of 1998. Additionally, depreciation expense increased $2.1 million due to the depreciation expense for schools acquired during and after the 1997 period. Amortization expense increased from $2.0 million in the first nine months of 1997 to $3.8 million in the first nine months of 1998, primarily due to additional amortization of non-competition agreements and goodwill for the acquisition of schools after the 1997 period.

     Compensation Expense Related to the Offering. Pursuant to certain amended stock option agreements with two stockholders, compensation expense totalling approximately $2.0 million was recognized upon consummation of the initial public offering in 1998.

     Interest Expense. Interest expense decreased 77% from $1.1 million in the third quarter of 1997 to $0.2 million in the third quarter of 1998. The decrease was primarily due to the decrease in borrowings required in 1998 as a result of IPO proceeds. Interest expense decreased 52% from $2.0 million in the first nine months of 1997 to $1.0 million in the first nine months of 1998. The decrease was primarily due to interest expense on borrowings used to finance the acquisition of schools during and after the 1997 period and the result of IPO proceeds during the 1998 period.

     Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes increased from a $1.2 million benefit in the third quarter of 1997 to a $0.4 million provision in the third quarter of 1998 as a result of changes in pretax income (loss). The provision (benefit) for income taxes increased from a $1.0 million benefit in the first nine months of 1997 to a $0.03 million provision in the first nine months of 1998 as a result of changes in pretax income (loss).

     Net Income (Loss) before Extraordinary Item. Net income (loss) before extraordinary item increased to a net income of $0.5 million in the third quarter of 1998 from a net loss of $1.7 million in the third quarter of 1997. Net income (loss) before extraordinary item increased to a net income of $0.04 million in the first nine months of 1998 from a net loss of $1.4 million in the first nine months of 1997.

     Extraordinary Item. During 1997, the Company recorded an extraordinary expense of $0.4 million, net of tax, due to the early retirement of debt related to a credit facility which was terminated and replaced by the Company's current facility.

     Net Income (Loss). Net income (loss) increased to a net income of $0.5 million in the third quarter of 1998 from a net loss of $1.7 million in the third quarter of 1997. Net income (loss) increased to a net income of $0.04 million in the first nine months of 1998 from a net loss of $1.8 million in the first nine months of 1997.

     Net Income (Loss) Attributable to Common Stockholders. Net income (loss) attributable to common stockholders increased from a net loss of $2.8 million in the third quarter of 1997 to a net income of $0.5 million in the third quarter of 1998. The primary reason for this increase was the dividends on preferred stock and accretion in the redemption value of preferred stock and warrants that occurred in 1997. Net income (loss) attributable to common stockholders increased from a net loss of $4.0 million in the first nine months of 1997 to a net loss of $2.4 million in the first nine months of 1998. The primary reason for this increase was the increased accretion in the redemption value of preferred stock and warrants as a result of the Company's growth.

LIQUIDITY AND CAPITAL RESOURCES

     On February 4, 1998, the Company sold 3,277,500 of its shares of common stock at $16.00 per share pursuant to an initial public offering. The net proceeds from the offering totalling $45.6 million were used to repay borrowings of $41.5 million under the Credit Agreement and amounts owed to former owners of acquired businesses of $4.1 million which were outstanding at that time. Prior to the initial public offering, the Company financed its operating activities through cash generated from operations. Acquisitions were financed through a combination of additional equity investments and credit facilities. Net cash provided by operating activities increased to $9.9 million in the first nine months of 1998 from net cash used of $4.7 million in the first nine months of 1997, due primarily to increases in depreciation and amortization and the result of the non-cash compensation expense related to the offering.

     Capital expenditures increased to $3.4 million in the first nine months of 1998 from $2.1 million in the first nine months of 1997. These increases were primarily due to investments in capital equipment as a result of increasing student population. Capital expenditures are expected to continue to increase as new schools are acquired, student population increases, and the Company continues to upgrade and expand current facilities and equipment. The Company does not have any material commitments for capital expenditures for the remainder of 1998.

     The Company's net receivables as a percentage of net revenue decreased to 14% in 1998 from 26% in 1997. These changes were primarily due to student receivables at acquired schools. Based upon past experience and judgment, the Company establishes an allowance for doubtful accounts with respect to tuition receivables. When a student withdraws, the receivable balance attributable to such student is charged to this allowance for doubtful accounts. The Company's historical bad debt expense as a percentage of revenue for the years ended December 31, 1996 and 1997 was 2%.

     On May 30, 1997, the Company entered into the Credit Agreement with LaSalle National Bank and prepaid approximately $21.2 million of revolving credit notes and term loans that were outstanding under its previous credit agreement. The Credit Agreement was amended and syndicated on September 25, 1997. The Credit Agreement was then amended and restated on October 26, 1998 (the "Amended and Restated Credit Agreement") to reduce the borrowing amount and to provide for Canadian Dollar loans. Pursuant to the Amended and Restated Credit Agreement, the Company can borrow $60 million under a revolving credit facility ($10 million of which may be drawn in Canadian Dollars) and obtain up to $35 million in letters of credit. Outstanding letters of credit reduce the revolving credit facility availability under the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement matures on October 26, 2003. Currently, the Company's borrowings under the Amended and Restated Credit Agreement bear interest, payable quarterly, at either (i) the bank's base or prime rate (depending on whether the particular loan is denominated in U.S. or Canadian dollars), plus a specified number of basis points (ranging from 0 to 75), based upon the leverage ratio of the Company or (ii) LIBOR, plus a specified number of basis points (ranging from 75 to 200) based upon the leverage ratio of the Company. Under the Amended and Restated Credit Agreement, the Company is required, among other things, to maintain certain financial ratios with respect to debt to EBITDA and interest coverage and to maintain a specified level of net worth. The Company also is subject to restrictions on, among other things, payment of dividends, disposition of assets and incurrence of certain additional indebtedness. The Company has pledged the stock of its subsidiaries as collateral for the repayment of obligations under the Credit Facility. At November 12, 1998, the Company had approximately $27.6 million of outstanding letters of credit, but it did not have any outstanding borrowings under its Credit Facility. As a result, at November 12, 1998, the Company's remaining credit availability under the Credit Agreement was approximately $32.4 million.

     The DOE requires that Title IV Program funds collected by an institution for unbilled tuition be kept in separate cash or cash equivalent accounts until the students are billed for the portion of their program related to these Title IV Program funds. In addition, all funds transferred to the Company through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of September 30, 1998, the Company held nominal amounts of such funds in separate accounts. The restrictions on any cash held in these accounts have not significantly affected the Company's ability to fund daily operations.

     The HEA and its implementing regulations require each higher education institution to meet an acid test ratio (defined as the ratio of cash, cash equivalents, restricted cash and current accounts receivable to total current liabilities) of at least 1:1, calculated at the end of the institution's fiscal year.

YEAR 2000 COMPLIANCE

     The Year 2000 Issue. In the next year and a half, most large companies will face a potentially serious problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the Year 2000. This problem could force information systems to either shut down or provide incorrect data and information. The Company began the process of identifying the necessary changes to its computer programs and hardware as well as assessing the progress of its significant vendors in their remediation efforts in late 1997. The discussion below details the Company's efforts to ensure Year 2000 compliance.

     The Company's State of Readiness. The Company has identified and evaluated the readiness of its internal and third party informational and non-informational technology systems, which, if not Year 2000 compliant, could have a direct major impact to the Company. The Company's evaluation has identified the following areas of concern: (i) the Company's accounting and financial reporting system, (ii) the Company's student database system, (iii) the systems of third party vendors which process student financial aid applications and loans for the Company, and (iv) the DOE's systems for processing and disbursing student financial aid.

     Based on its assessment and vendors' representations, the Company believes that the systems of its significant third party vendors (financial and accounting systems, including financial aid) will be Year 2000 complaint by mid-year 1999.

     The Company is highly dependent on student funding provided through Title IV programs. Processing of student applications for this funding and actual disbursement of a significant portion of these funds are accomplished through the DOE's computer systems. According to the DOE, their systems should be brought into certifiable compliance in early 1999.

     The Risks of the Company's Year 2000 Issues. The Company believes the greatest Year 2000 compliance risk, in terms of magnitude, is that the DOE may fail to complete its remediation efforts in a timely manner and Title IV funding for its students could be interrupted for a period of time. Other than public comments provided by the DOE, the Company is unable to predict the likelihood of this risk occurring.

     Contingency Plans. At this time, the Company fully expects to be Year 2000 compliant and is satisfied that its significant vendors are or will be compliant. While the Company fully expects all of its informational and non-informational technology systems to be complaint by the Year 2000, it is beginning to develop contingency plans in the event one or more of its identified areas of concern are not complaint. The Company does not believe that the total costs of such Year 2000 compliance activities will be material.

NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for the fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is evaluating the disclosure requirements of SFAS 131 and believes that its adoption will not have a material impact on the Company's future reported results.

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

                          PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          A.   EXHIBITS.

               Exhibit 10.1 - First Amendment to the Career Education
                              Corporation 1998 Employee Stock Purchase Plan
                              dated April 1, 1998.
               Exhibit 10.2 - First Amendment to the Career Education
                              Corporation 1998 Employee Incentive Compensation
                              Plan dated July 29, 1998.
               Exhibit 11 -   Statement Regarding Computation of Net Income
                              (Loss) Per Share.
               Exhibit 27 -   Financial Data Schedule

          B.   REPORTS ON FORM 8-K.

               The Company filed a Current Report on Form 8-K on August 14, 1998 (as amended by a Form 8-K/A filed September 30, 1998) to report the Company's consummation of its acquisition of Scottsdale Culinary Institute, Inc. (Items 2 and 7 of Form 8-K).

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Career Education Corporation


Date:  November 12, 1998            By: /s/ JOHN M. LARSON
                                       --------------------------------
                                       John M. Larson
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)

Date:  November 12, 1998            By: /s/ WILLIAM A. KLETTKE
                                       --------------------------------
                                       William A. Klettke
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)