Form 10-K
period 1998-12-31
CAREER EDUCATION CORP
filed 1999-03-18
CIK 1046568

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-K

     [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998
                         Commission File Number 0-23245


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

                               Yes X No ____
                                  ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the $29.25 per share closing sale price of the registrant's Common Stock on March 17, 1999, was approximately $160,830,511. For purposes of this calculation, the Registrant's directors and executive officers have been assumed to be affiliates.

  The number of shares outstanding of the registrant's Common Stock, par value $.01, as of March 17, 1999 was 7,218,046.


                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of our Notice of Annual Meeting and Proxy Statement for our Annual Meeting of Stockholders, scheduled to be held on May 20, 1999, are incorporated by reference into Part III of this Report.

                          CAREER EDUCATION CORPORATION

                                   FORM 10-K


                               TABLE OF CONTENTS


PART I................................................................... 3
ITEM 1.         BUSINESS................................................. 3
ITEM 2.         PROPERTIES...............................................28
ITEM 3.         LEGAL PROCEEDINGS........................................28
ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......29

PART II..................................................................29
ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS..............................29
ITEM 6.         SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA..........30
ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS......................32
ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............41
ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE......................41

PART III.................................................................42
ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......42
ITEM 11.        EXECUTIVE COMPENSATION...................................42
ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT....................................42
ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........42

PART IV..................................................................43
ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                FORM 8-K.................................................43

                                    PART I

ITEM 1.   BUSINESS

     The discussion below contains certain forward-looking statements, as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual growth, results, performance and business prospects and opportunities in 1998 and beyond could differ materially from those expressed in, or implied by, any such forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Special Note Regarding Forward-looking Statements" on page 40 for a discussion of risks and uncertainties that could cause or contribute to such material differences.

Overview

     We are a provider of private, for-profit postsecondary education in North America, with approximately 15,900 students enrolled as of October 31, 1998. We operate 13 schools, with 22 campuses located in 14 states and two Canadian provinces. Our schools enjoy long operating histories and offer a variety of bachelor's degree, associate degree and non-degree programs in career-oriented disciplines. We have experienced significant growth both internally and through acquisitions with our net revenue increasing from $7.5 million in 1994 to $144.2 million in 1998. In addition, our net income increased to $4.3 million in 1998 from a net loss of $1.6 million in 1994.

     Career Education Corporation was founded in January 1994 by John M. Larson, our President and Chief Executive Officer, who has over 24 years of experience in the career-oriented education industry. We were formed to capitalize on opportunities in the large and highly fragmented postsecondary school industry. Since our inception, we have completed 13 acquisitions. We have acquired schools that we believe possess strong curricula, leading reputations and broad marketability but that have been undermanaged from a marketing and financial standpoint. We seek to apply our expertise in operations, marketing and curricula development, as well as our financial strength, to improve the performance of these schools.

     Our schools offer educational programs principally in the following four career-related fields of study--identified by us as areas with highly interested and motivated students, strong entry-level employment opportunities and ongoing career and salary advancement potential:

 . Information Technologies: These programs include PC/LAN, PC/Net, computer technical support, computer network operation, computer information management and computer programming.

 . Visual Communication and Design Technologies: These programs include desktop publishing, graphic design, fashion design, interior design, graphic imaging, webpage design and animation.

 . Business Studies: These programs include business administration and business operations.

 . Culinary Arts: These programs include culinary arts, culinary arts and restaurant management and pastry arts.

  The schools acquired by us are summarized in the following table:

School                                              Year     Month     Principal     Degree
-------------------------------------------------  -------  --------  ------------  --------
                                                   Founded  Acquired  Curricula(1)  Granting
                                                   -------  --------  ------------  --------
Al Collins Graphic Design School                      1978      1/94  IT, VC        Yes
 Tempe, AZ
Brooks College                                        1970      6/94  VC            Yes
 Long Beach, CA
Allentown Business School                             1869      7/95  B, IT,        Yes
  Allentown, PA                                                       S, VC
Brown Institute                                       1946      7/95  CA, E,        Yes
 Mendota Heights, MN                                                  IT, RTB,
                                                                      VC
Western Culinary Institute                            1983     10/96  CA            No
 Portland, OR
School of Computer Technology                         1967      2/97  CA, IT        Yes
 Fairmont, WV
 Pittsburgh, PA
The Katharine Gibbs Schools                           1911      5/97  B, IT,        Yes
 Boston, MA                                                           S, VC
 Melville, NY
 Montclair, NJ
 New York, NY
 Norwalk, CT (2)
 Piscataway, NJ (3)
 Providence, RI (3)
International Academy of Merchandising & Design       1977      6/97  VC            Yes
 Chicago, IL
 Tampa, FL
International Academy of Design                       1983      6/97  VC            No
 Montreal, PQ
 Toronto, ON
Southern California School of Culinary Arts           1994      3/98  CA            No
 South Pasadena, CA
Scottsdale Culinary Institute                         1986      7/98  CA            Yes
 Scottsdale, AZ
Harrington Institute of Interior Design               1931      1/99  VC            Yes
 Chicago, IL
McIntosh College                                      1896      3/99  B, IT, CA     Yes
 Dover, NH

---------------

(1) The programs offered by our schools include business studies ("B"), culinary arts ("CA"), electronics ("E"), information technologies ("IT"), radio and television broadcasting ("RTB"), secretarial studies ("S") and visual communication and design technologies ("VC").
(2) The Gibbs campus in Norwalk, Connecticut is now using the name Gibbs
    College.
(3) Does not offer degree programs.

Industry Background

  Based on estimates for 1996 by the Department of Education's National Center for Education Statistics, postsecondary education is a $225 billion industry in the U.S., with over 14 million students obtaining some form of postsecondary education. Of this total, approximately 3.2 million students are enrolled in approximately 4,600 private, degree-granting schools. Federal funds available to support postsecondary education exceed $40 billion each year and have grown steadily over the last two decades. Additionally, the federal government guaranteed over $32 billion in student loans in 1997 and is expected to guarantee loans at comparable levels in the future. State, local and private funds for career-oriented training are also available.

  Several national economic, demographic and social trends are converging to contribute to growing demand for career-oriented school education:

  Changes in Workplace Demands. The workplace is becoming increasingly knowledge-intensive. Rapid advances in technology have increased demands on employers and their employees, requiring many new workers to have some form of training or education beyond the high school level. The increasing technological skills required for entry level jobs are spurring demand for specialized training which, in many cases, is not provided by traditional two and four year colleges. The U.S. Department of Labor projects that between 1996 and 2006 jobs requiring (1) a bachelor's degree are expected to increase approximately 25%,
(2) an associate degree are expected to increase approximately 22% and (3) postsecondary vocational training are expected to increase approximately 7%. As of December 31, 1998, approximately 70% of our U.S. students were enrolled in bachelor's degree programs or associate degree programs and the remaining 30% of our U.S. students were enrolled in vocational diploma/certificate programs. As of December 31, 1998, approximately 11% of our students were enrolled in our Canadian schools. Furthermore, career-oriented schools generally have the ability to react quickly to the changing needs of the nation's business and industrial communities. Additionally, to meet the new workplace demands, many major companies are now using career-oriented institutions to provide customized training for their employees on a contractual basis. Small to medium-sized companies are also using proprietary career-oriented schools to fill their needs for training to maintain or increase the skill levels of their employees.

  Increasing Numbers of High School Graduates. Currently, U.S. high school graduates represent over 2.6 million new prospective postsecondary students each year, the largest pool of potential enrollees. Over the 18 years prior to 1993, the number of high school graduates had been declining. However, this trend has changed favorably as children of the "baby boom" generation are entering their high school years. These members of the "echo boom," as it is commonly known, are expected to boost enrollment in postsecondary educational programs to as high as 15.8 million students by 2006, an increase of over 10% from approximately 14.3 million in the fall of 1996.

  Growing Demand for Postsecondary Education. High school graduates and adults are seeking postsecondary education in increasing numbers. According to the U.S. Department of Commerce, approximately 65% of all 1996 high school graduates continued their education that same year, compared with 53% a decade earlier. The Department of Labor projects the number of jobs requiring at least an associate degree or higher to grow by more than 14% between 1996 and 2006. In addition, enrollment in postsecondary programs is expected to increase substantially as individuals seek to enhance their skills or re-train for new job requirements. In part because of the recent trend toward corporate downsizing, the National Center for Education Statistics estimates that over the next several years initial enrollments in postsecondary education institutions by working adults will increase more rapidly than initial enrollments by recent high school graduates. The number of adults enrolled in postsecondary education programs in the U.S. is estimated by the National Center for Education Statistics to reach 6.3 million by 2000, or 43% of the total number of people enrolled.

  Recognition of the Value of Postsecondary Education. We believe that prospective students are increasingly recognizing the income premium and other improvements in career prospects associated with a postsecondary education. On average, (1) a female with an associate's degree earns 33% more than a female high school graduate, and a male with an associate's degree earns 19% more than a male high school graduate, while (2) a female with a bachelor's degree earns 57% more than a female high school graduate, and a male with a bachelor's degree earns 53% ore than a male high school graduate. Independent research studies have demonstrated that prospective students consider these benefits in making their education decisions.

  Reduction in Public Education Funding. The reduction of federal, state or provincial and local funding of public educational institutions in recent years has forced educational institutions to cut back spending on general operations. As a result, some schools have become underfunded and overcrowded. This trend may provide an opportunity for proprietary institutions to serve, at more competitive prices, the postsecondary education needs of individuals who would have otherwise attended public schools.

  Decreasing Size of Military Forces. Due to defense budget cuts and the corresponding reduction in the U.S. armed forces, the U.S. military, a traditional provider of technical and career-oriented training, is able to provide fewer educational opportunities. According to the U.S. Department of Defense, the aggregate number of military personnel has declined by 32% since 1987, with the aggregate number of individuals on active duty in the military services declining from 2.2 million in 1987 to 1.5 million in 1996. This has left an educational void to be filled by other sources, including proprietary career-oriented schools.

  We believe that private, for-profit, career-oriented schools are uniquely positioned to take advantage of these national trends. We also believe that similar factors are creating a favorable climate for career-oriented postsecondary education in Canada and other international markets.


Business and Operating Strategy

  We were founded based upon a business and operating strategy which we believe has enabled us to achieve significant improvements in the performance of our schools. We believe this strategy will enable us to continue to capitalize on the favorable economic, demographic and social trends which are driving demand for career-oriented education, thereby strengthening our position as a premier, professionally managed system of career-oriented postsecondary educational institutions. The key elements of our business and operating strategy are as follows:

  Focusing on Core Curricula. Our schools offer educational programs principally in four career-related fields of study:

 . information technologies, including Internet and intranet technologies, offered at 15 campuses

 . visual communication and design technologies, offered at 14 campuses

 . business studies, offered at ten campuses

 . culinary arts, offered at six campuses

  We perceive a growing demand by employers for individuals possessing skills in these particular fields. We also believe there are many entry-level positions and ongoing career and salary advancement potential for individuals who have received advanced training in these areas. We recognize that these employment opportunities have attracted highly interested and motivated students. These students include both recent high school graduates and adults seeking formal training in these fields as well as degrees, diplomas and certificates evidencing their knowledge and skills. Our experience and expertise in these attractive areas of study enable us to differentiate ourself from many of our competitors and to effectively tailor our acquisition and marketing plans.

  Adapting and Expanding Educational Programs. We strive to meet the changing needs of our students and the employment market. We continually refine and adapt our courses to ensure that both students and employers are satisfied with the quality and breadth of our educational programs. Through various means, including student and employer surveys and curriculum advisory boards comprised of business and community members, our schools regularly evaluate their program offerings and consider revisions to existing classes and programs, as well as the introduction of new courses and programs of study within our core curricula. We selectively duplicate programs that have been successful elsewhere in our school system. In 1998, we successfully duplicated nine programs and plan to continue this curricula transfer in the future. For example, we introduced information technology programs at Gibbs similar to those already offered at Brown and culinary arts programs at Brown like those offered at Western.

  Investing for Future Growth. We make substantial investments in our people, facilities, management information systems and classroom technologies to prepare our company for continued growth. We devote particular attention to attracting and retaining both corporate and school level management, and focus on employee development in order to facilitate internal promotions. We make substantial investments in facilities and classroom technologies to attract, retain and prepare students for the increasing technical demands of the workplace. Additionally, we have made significant investments in our management information systems to standardize applications and processes across our schools in order to maintain effective and expedient communication between our schools and corporate management, as well as to ensure the smooth integration of newly acquired schools.

  Emphasizing School Management Autonomy and Accountability. We provide significant autonomy and appropriate performance-based incentives to our campus-level managers, which we believe offers important benefits for the organization. We believe these policies foster an important sense of personal responsibility for achieving campus performance objectives. We also believe our willingness to grant local autonomy provides us and our schools with a significant advantage in recruiting and retaining highly-motivated individuals with an entrepreneurial spirit. Management of each of our campuses is principally directed by a campus president and local managers, who are accountable for the campuses' operations and profitability. Business strategy, finance and consolidation accounting functions are, however, centralized at our executive offices in Hoffman Estates, Illinois. When a new school is acquired, we evaluate the capabilities of existing campus management personnel, and typically retain a significant portion, which contributes to our ability to rapidly integrate acquired schools into our system. We also determine the acquired school's needs for additional or stronger managers in key areas and, where necessary, take appropriate action by hiring new managers or assigning experienced staff to the school's campuses.

  Direct Response Marketing. We seek to increase school enrollment and profitability through intensive local, regional and national direct response marketing programs designed to maximize each school's market penetration. We also use the Internet to attract potential students and believe that this medium will be an increasingly important marketing tool. Because many of our schools have been significantly undermarketed prior to their acquisition, we believe that major benefits can result from carefully crafted, targeted marketing programs that leverage schools' curriculum strength and brand name recognition. After every school acquisition, we design a marketing program tailored to the particular school to highlight its strengths and to improve student lead generation and student enrollment rates. Our management uses a diversified media, direct response approach, including direct mail, Internet-based advertising, infomercials, other television-based advertising, newspaper advertising and other print media, to attract potential students. We place particular emphasis on high school recruitment because it produces a steady supply of new students.

  Improving Student Retention. We emphasize the retention of students, from initial enrollment to completion of their courses of study, at each of our schools. Because, as at any postsecondary educational institution, a substantial portion of our students never finish their educational programs for personal, financial or academic reasons, substantial increases in revenue and profitability can be achieved through modest improvements in student retention rates. Our costs to keep current students in school are much less than the expense of the marketing efforts associated with attracting new students; therefore, student retention efforts, if successful, are extremely beneficial to operating results. We strive to improve retention by treating students as valued customers. We consider student retention the responsibility of the entire staff of each school, from admissions to faculty and administration to career counseling services, and provide resources and support for the retention efforts developed by our local school administrators. School personnel typically employ an approach based upon establishing personal relationships with students; for example, students may receive a telephone call from a school counselor or faculty member if they miss classes. In addition, our corporate staff regularly tracks retention rates at each school and provides feedback and support to the efforts of local school administrators. As of December 31, 1998, our retention rate was approximately 77%. This rate was determined in accordance with the standards of the Accrediting Council for Independent Colleges and Schools, which determines retention rates by dividing the total number of student dropouts by the sum of (1) beginning student population, (2) new starts and (3) student re-enters.

  Emphasizing Employment of Graduates. We believe that the high rates of employment for graduates of our schools enhance the overall reputation of the schools as well as their ability to attract new students. High placement rates also lead to low student loan default rates, which are necessary to allow our schools to continue to participate in the federal student financial aid programs. We consider student placement to be a high priority and allocate a significant amount of time and resources to placement services. Due at least in part to this emphasis, 92.5% of our graduates for the 1998 academic year who were available for employment had found employment relating to their fields of study within six months of graduation. We are committed to maintaining or improving these graduate employment rates and newly acquired schools will be expected to meet similar graduate employment success standards.


Growth Strategy

  We believe we can achieve superior long-term growth in revenue and profitability by continuing to expand existing operations and acquire additional schools in attractive North American markets. We believe we can achieve additional growth in the future by establishing new campuses and also by entering new service areas and expanding internationally.

  Expanding Existing Operations. We believe that our existing 22 campuses can achieve significant internal growth in enrollment, revenue and profitability. We are executing our business and operating strategy, including all of the elements described above, to accomplish this growth. We believe that expansion of operations at our existing schools, along with acquisitions of new schools, will be the primary generators of our growth in the near term.

  Acquiring Additional North American Schools. To date, we have grown by acquiring new schools in the U.S. and Canada and then applying our expertise in marketing and school management to increase enrollment, revenue and profitability at those schools. We expect that this process will continue to be one of the most important elements of our growth strategy. We have an active acquisition program and from time to time engage in, and are currently engaged in, evaluations of, and discussions with, possible acquisition candidates, including evaluations and discussions relating to acquisitions that may be material in size or scope. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations-- Acquisitions."

  We make selective acquisitions of for-profit, career-oriented schools which have capable faculty and operations staff, as well as quality educational programs, which stand to benefit from our educational focus, marketing and operating strengths. We target schools which we believe have the potential to generate superior financial performance. Generally, such schools demonstrate the following characteristics:

  . "Schools of Choice" --Possessing leading reputations in career-oriented disciplines within local, regional and national markets

  . Success--Demonstrating the ability to attract, retain and place students, while meeting applicable federal and state regulatory criteria and accreditation standards

  . Marketable Curricula--Offering programs that provide students with relevant training and the skills necessary to obtain attractive jobs and advance in their selected fields

  . Broad Marketability--Attracting students from each of the high school, adult,foreign and contract training market segments

  . Attractive Facilities and Geographic Locations--Providing geographically desirable locations and modern facilities to attract and prepare students for the demands of the increasingly competitive workplace

  We believe that significant opportunities exist for growth through acquisition. Some opportunities result from institutions having limited resources to manage increasingly complex regulations or to fund the significant cost of developing new educational programs necessary to meet changing demands of the employment market. We believe that a substantial number of schools exhibiting the characteristics described above exist in the U.S. and Canadian markets and that such schools can be successfully integrated into our marketing and administrative structure. We believe that competition in Canada is not currently as intense as in the U.S. Few of the largest U.S. operators of postsecondary career-oriented schools currently have a significant Canadian presence. We believe that, given our existing Canadian operations, we are well-positioned to take advantage of these opportunities.

  We analyze acquisition targets for their long-term profit potential, enrollment potential and long-term demographic trends, concentration of likely employers within the region, level of competition, facility costs and availability and quality of management and faculty. We carefully investigate any potential acquisition target for its history of regulatory compliance, both as an indication of future regulatory costs and compliance issues and as an indication of the school's overall condition. Significant regulatory compliance issues in the school's past will generally remove a school from our consideration as an acquisition candidate.

  After we have completed an acquisition, we immediately begin to apply our business strategy to boost enrollment and improve the acquired schools' profitability. We assist acquired schools in achieving their potential through a highly focused and active management role, as well as through capital contributions. We selectively commit resources to improve marketing, advertising, administration and regulatory compliance at each acquired school. Further resources may also be committed to enhance management depth. We retain acquired schools' brand names to take advantage of their established reputation in local, regional and national markets as "schools of choice."

  By acquiring new schools, we are also able to realize economies of scale in terms of our management information systems, accounting and audit functions, employee benefits and insurance procurement. We also benefit from the exchange of ideas among school administrators regarding faculty development, student retention programs, recruitment, curriculum, financial aid and student placement programs.

  Establishing New Campuses. Although, to date, we have added new campuses only through acquisitions, in the future we expect to develop, open and operate new campuses ourselves. These new campuses will most likely be established as additional locations of existing institutions, but also may be established as entirely separate, free-standing institutions. Opening new campuses would enable us to capitalize on new markets or geographic locations that exhibit strong enrollment potential and/or the potential to establish a successful operation in one of our core curricula areas. We believe that this strategy will allow us to continue to grow rapidly even if appropriate acquisition opportunities are not readily available. We have not yet developed specific plans for any new campuses, nor made any determination as to when we will first develop, open and operate a new campus.

  Entering New Service Areas. While we expect that our current career-oriented school operations will continue to provide the substantial majority of our revenue in the near term, we plan to develop new education-related services which we believe offer strong long-term growth potential. Among the service areas being actively considered is distance learning, which offers educational products and services through video, Internet and other distribution channels. We also plan to expand our contract training business, which provides customized training on a contract basis for business and government organizations, and which is currently a limited part of the operations of a few of our schools. Although we have not yet actively targeted the growing market for contract training services, we believe that contract training can become a much more significant part of our business.

  Expanding Internationally. Although all of our current operations are located in North America, we believe that trends similar to those impacting the market for postsecondary career-oriented education in the U.S. and Canada are occurring outside of North America. As a result, we believe that there may be significant international opportunities in private, for-profit postsecondary education. To take advantage of these opportunities, we may at some time in the future elect to acquire or establish operations outside North America.


Student Recruitment

  Our schools seek to attract students with both the desire and ability to complete their academic programs. Therefore, to produce interest among potential students, each of our schools engages in a wide variety of marketing activities.

  We believe that the reputation of our schools in local, regional and national business communities and the recommendations of satisfied former students are important factors contributing to success in recruiting new students. Each school's admissions office is charged with marketing the school's programs through a combination of admissions representatives, direct mailings and radio, Internet, television and print media advertising, in addition to providing the information needed by prospective students to assist them in making their enrollment decisions.

  As of December 31, 1998, our schools employed approximately 200 admissions representatives, each of whom focuses his or her efforts on the following areas:
(1) out-of-area/correspondence recruiting, (2) high school recruiting or (3) in-house/local recruiting. Correspondence representatives work with students who live outside of the immediate school area to generate interest through correspondence with potential enrollees who have learned of the school through regional or national advertising. We believe we are able to significantly boost enrollment by targeting students outside of the local population. High school recruiting representatives conduct informational programs at local secondary schools and follow up with interested students outside of school, either at their homes or on our school campus. The interpersonal relationships formed with high school counselors and faculty may have significant influence over a potential student's choice of school. We believe that the relationships of our schools' representatives with the counseling departments of high schools are good and that the brand awareness and placement rates of our schools assist representatives in gaining access to counselors. In-house representatives are also available to speak with prospective students who visit campuses and to respond to calls generated through the school's advertising campaigns. Representatives interview and advise students interested in specific careers to determine the likelihood of their success in completing their educational programs. The admissions representatives are full-time, salaried employees of the schools. Regulations of the Department of Education prevent us from giving our U.S. employees incentive compensation based, directly or indirectly, upon the number of students recruited.

  We also engage in significant direct mail campaigns. Mailing lists are purchased from a variety of sources, and brochures are mailed regularly during the course of the year, with frequency determined by the number of school starts in a given year. We believe direct mailings offer a fast and cost-effective way to reach a targeted population.

  In addition, each school develops advertising for a variety of media, including radio, television and the Internet, which is run locally, regionally and sometimes nationally. While multi-media advertising is generally more appropriate for local markets, some initiatives have been successfully utilized on a national basis. We have found infomercials to be a particularly effective tool nationally because their length enables schools to convey a substantial amount of information about their students, their faculty, their facilities and, most importantly, their course offerings. We also believe that the personal flavor of the presentation typical of infomercials is well-suited to attracting potential applicants. As an additional marketing tool, all of our schools have established web sites, which can be easily accessed for information about these schools and their educational programs. Although we retain independent advertising agencies, we design and produce a portion of our direct marketing and multi-media advertising and communications in-house, through Market Direct, Inc., a wholly-owned subsidiary. While a majority of Market Direct's operations involve designing and producing advertising for us, Market Direct also provides these services to other businesses outside of the postsecondary education industry as opportunities arise.

  We closely monitor the effectiveness of our marketing efforts. We estimate that, in 1998, admissions representatives were responsible for attracting approximately 37% of student enrollments, direct mailings were responsible for approximately 13%, television, radio and print media advertising were responsible for approximately 37%, and the remaining approximately 13% was attributable to various other methods.


Student Admissions and Retention

  The admissions and entrance standards of each school are designed to identify those students who are best equipped to meet the requirements of their chosen fields of study. The most important qualifications for students include a strong desire to learn, passion for their area of interest, initiative and a high likelihood of successfully completing their programs. These characteristics are generally identified through personal interviews by admissions representatives. We believe that a success-oriented student body results in higher retention and placement rates, increased satisfaction on the part of students and their employers and lower student default rates on government loans. To be qualified for admission to one of our schools, each applicant must have a high school diploma or a General Education Development certificate. Many of our schools also require that applicants obtain certain minimum scores on academic assessment examinations. For 1998, approximately 39% of entering students at our campuses enrolled directly from high school.

  We recognize that our ability to retain students until graduation is an important indicator of our success and that modest improvements in retention rates can result in meaningful increases in school revenue and profitability. As with other postsecondary educational institutions, many of our students do not complete their programs for a variety of personal, financial or academic reasons. As a result, student retention is considered an entire school's responsibility, from admissions to faculty and administration to career counseling services. To minimize student withdrawals, faculty and staff members at each of our campuses strive to establish personal relationships with students. Each campus devotes staff resources to advising students regarding academic and financial matters, part-time employment and other matters that may affect their success. However, while there may be many contributors, each campus has one administrative employee specifically responsible for monitoring and coordinating the student retention efforts. In addition, our corporate staff regularly tracks retention rates at each campus and provides feedback and support to appropriate local campus administrators.


Curriculum Development and Faculty

  We believe that curriculum is the single most important component of our operations, because students choose, and employers recruit from, career-oriented schools based on the type and quality of technical education offered. The curriculum development efforts of our schools are a product of their operating partnership with students and the business and industrial communities.

  The relationship of each of our schools with the business community plays a significant role in the development and adaptation of school curriculum. Each school has one or more program advisory boards composed of members of the local and regional business community who are engaged in businesses directly related to the educational offerings provided by the school. These boards provide valuable input to the school's education department, which allows the school to keep our programs current and provide graduates with the training and skills that these employers seek.

  We also endeavor to enhance and maintain the relevancy of our curricula by soliciting ideas through student and employer surveys and by requiring students in selected programs to complete an internship during their school experience. We have developed a number of techniques designed both to gain valuable industry insight for ongoing curriculum development and enhance the overall student experience. These techniques include (1) classroom discussions with industry executives, (2) part-time job placement within a student's industry of choice and (3) classroom case studies that are based upon actual industry issues.

  Our schools are in continuous contact with employers through their faculty, many of whom are industry professionals. The schools hire a significant number of part-time faculty holding positions in business and industry because specialized knowledge is required to teach many of the schools' courses and to provide students with current, industry-specific training. The schedules of business and industry professionals often permit them to teach the many evening courses offered by our schools. Unlike traditional four-year colleges, instructors in our schools are not awarded tenure and are evaluated, in part, based upon student evaluations. As of December 31, 1998, our schools employed approximately 1,460 faculty and staff members, of which approximately 32% were full-time employees and approximately 68% had been hired on a part-time, adjunct basis.

School Administration

  We provide significant operational autonomy and appropriate performance-based compensation to local school administrators who have demonstrated the ability to undertake such responsibility, based on our belief that success is driven by performance at the local level through enrollment growth, student retention rates and placement rates. In addition, each of our schools requires, to a certain extent, different resources and operating tactics due to a variety of factors, including curriculum, demographics, geographic location and size. Management of each of our schools is principally in the hands of a school president who has accountability for the school's operations and profitability. Each of our schools has five primary operating departments: admissions, financial aid, education, placement and accounting.

  Business strategy, finance and consolidation accounting functions are centralized at our corporate headquarters. Our corporate staff develops long-term and short-term operating strategies for the schools and works closely with local administrators to accomplish their goals and ensure adherence to our strategy. We maintain stringent quality standards and controls at both the corporate and individual school levels. Activities at the corporate level include regular reporting processes which track the vital statistics of each school's operations, including leads, enrollments, retention rates, placements, and financial data. These reports provide real-time data which allow management to monitor the performance of each campus. Each operating department at the campus level is also required to compile quantitative reports at regular intervals, including reports on admissions, financial aid, academic performance and placement.

  We use a number of quality and financial controls. Information is tracked through an advanced, PC-based management information system, which currently runs on a decentralized basis, but also allows centralized access to account information.


Tuition and Fees

  Currently, total tuition for completion of a diploma/certificate program offered by our schools, assuming full time attendance, ranges from $5,400 to $23,000, for completion of an associate degree program ranges from $13,000 to $23,000, and for completion of a bachelor's degree program ranges from $32,000 to $49,500. In addition to these tuition amounts, students at our schools typically must purchase textbooks and supplies as part of their educational programs.

  Our institutions bill students for their tuition and other institutional charges based on the specific instructional format or formats of the school's educational programs. Each institution's refund policies must meet the requirements of the Department of Education and such institution's state and accrediting agencies. Generally, under the Department of Education's requirements, if a first-time student ceases attendance before the point in time that is 60% of the period of enrollment for which the student has been charged, the institution will refund institutional charges based on the amount of time for which the student was charged but did not attend. After a student has attended 60% or more of such period of enrollment, the institution will retain 100% of the institutional charges for that period of enrollment. After the student's first enrollment period, the institution refunds institutional charges for subsequent periods of enrollment based on the number of weeks remaining in the period of enrollment in which the student withdrew. In certain circumstances, institutions must apply state refund requirements when determining refunds for students.


Graduate Employment

  We believe that employment of graduates of our schools in occupations related to their fields of studies is critical to the reputation of the schools and their ability to continue to recruit students successfully. We believe that our schools' most successful form of recruiting is through referrals from satisfied graduates. A strong placement office is important to maintain and elevate the school's reputation, as well as managing the rate at which former students default on their loans.

  We devote a significant amount of time and resources to student placement, which we believe to be the ultimate indicator of our success. We believe that our average placement rate is attractive to prospective students. Student placement is a top priority of each of our schools beginning on the first day of student enrollment. This approach heightens the students' awareness of the placement department and keeps students focused on their goal--job placement within their field of choice. Moreover, each of our schools includes career development instruction in our curricula, which includes the preparation of resumes, cover letters, networking and other essential job-search tools. Placement office resources are regularly available to our graduates. With such assistance, our graduates find employment with a wide variety of businesses located not only in the schools' local markets but also regionally and nationally.

  Each campus' placement department also plays a role in marketing the campus' curriculum to the business community to produce job leads for graduates. As of December 31, 1998, approximately 65 employees worked in the placement departments of our campuses. Placement counselors participate in professional organizations, advisory boards, trade shows and community events to keep apprised of industry trends and maintain relationships with key employers. Partnerships with local and regional businesses are established through internships and curriculum development programs and facilitate placement of graduates in local and regional businesses. The placement department also assists current students in finding part-time jobs while attending school. These part-time placements often lead to permanent positions.

  Based on survey information received from graduating students and employers, we believe that of the 6,615 students graduating from our schools during the 1998 academic year, 92.5% of the 6,088 available graduates, which excludes students who are continuing their education, are in active military service or are disabled or deceased, as well as students from foreign countries who are legally ineligible to work in the U.S., obtained employment in fields related to their program of study within six months following their graduation.

  The reputation of Gibbs allows it to charge fees to employers upon placement of many of its students. Our other schools do not currently receive such placement fees, nor, we believe, do any of our principal proprietary competitors. We believe that, as an additional source of revenue, we may be able to replicate the Gibbs' placement fee program at some of our other schools.


Technology

  We are committed to providing our students access to the technology necessary for developing skills required to succeed in the careers for which they are training. Through regular consultation with business representatives, we ensure that all our schools provide their students with industry-current computer hardware, computer software and equipment meeting industry-specific technical standards. In each program, students use the types of equipment that they will eventually use in their careers of choice. For example, graphic animation students use sophisticated computer multimedia animation and digital video editing equipment and supplies, and visual communication and design technologies students make significant use of technologies for computer-related design and layout and digital pre-press applications.

Employees

  As of December 31, 1998, Career Education Corporation and our schools had a total of approximately 1,200 full-time and 985 part-time employees. Neither Career Education Corporation nor any of our schools has any collective bargaining agreements with our employees. We consider our relations with our employees to be good.

Competition

  The postsecondary education market is highly fragmented and competitive, with no single institution having a significant market share. Our schools compete with traditional public and private two-year and four-year colleges and universities, other proprietary schools and alternatives to higher education such as immediate employment and military service. Private and public colleges and universities may offer courses of study similar to those of our schools. Some public institutions are able to charge lower tuition than our schools due in part to government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to proprietary schools. However, tuition at private, non-profit institutions is, on average, higher than the average tuition rates of our schools. Other proprietary career-oriented schools also offer programs that compete with those of our schools. We believe that our schools compete with other educational institutions principally based upon quality of their educational programs, reputation in the business community, costs of programs and graduates' ability to find employment. Some of our competitors in both the public and private sectors may have substantially greater financial and other resources than us.

  Changes in the regulatory environment have stimulated consolidation in the postsecondary education industry. Regulations adopted in recent years have tightened standards for educational content, established strict standards for student loan default rates, required intensified scrutiny by state education agencies and accrediting agencies and created more stringent standards for the evaluation of an institution's financial responsibility and administrative capability. As a result, career-oriented schools have been forced to close because they lacked sufficient quality or financial resources or could not manage the increased regulatory burden. At the same time, despite increasing demand, potential new entrants face significant barriers to entry due to the highly regulated nature of the industry and the considerable expense of start-up operations.

Financial Aid and Regulation

  Our schools and students in the U.S. and Canada participate in a wide variety of government-sponsored financial aid programs. For this reason, our schools are subject to extensive regulatory requirements imposed by government funding agencies and other bodies. For the 1997-98 award year, which is July 1, 1997 to June 30, 1998, we derived approximately 70% of our total net revenue on a cash basis from such financial aid received by our students. We estimate that over 70% of our students receive government-sponsored financial aid. Our students also finance their education through family contributions and individual resources.

  Nature of Federal Support for Postsecondary Education in the U.S. While many states support public colleges and universities primarily through direct state subsidies, the federal government provides a substantial part of its support for postsecondary education in the form of grants and loans to students who can use those funds at any institution that has been certified as eligible by the Department of Education. These federal programs are authorized by Title IV of the Higher Education Act of 1965, as amended, and are collectively referred to as the "Title IV Programs."

  Most aid under the Title IV Programs is awarded on the basis of financial need, generally defined under the Higher Education Act as the difference between the cost of attending the institution and the amount a student can reasonably contribute to that cost. All recipients of Title IV Program funds must maintain a satisfactory grade point average and progress in a timely manner toward completion of their program of study.

  Students at our schools receive grants, loans and work opportunities to fund their education under the following Title IV Programs, although not every campus participates in all programs: (1) the Federal Family Education Loan ("FFEL") program, (2) the William D. Ford Federal Direct Loan ("FDL") program, (3) the Federal Pell Grant ("Pell") program, (4) the Federal Supplemental Educational Opportunity Grant ("FSEOG") program, (5) the Federal Perkins Loan ("Perkins") program and (6) the Federal Work-Study ("FWS") program.

  FFEL. Loans made under the FFEL program are federally guaranteed. Loans are made by banks and other lending institutions, but if a student or parent defaults on a loan, payment is guaranteed by a federally recognized guaranty agency, which is then reimbursed by the Department of Education. Students with financial need qualify for interest subsidies while in school and during grace periods. Our schools and their students use a wide variety of lenders and guaranty agencies and have not experienced difficulties in identifying lenders and guaranty agencies willing to make and guarantee FFEL loans.

  FDL. Under the FDL program, students or their parents may obtain loans directly from the Department of Education rather than from commercial lenders. The conditions on FDL loans are generally the same as on loans made under the FFEL program.

  Pell. Under the Pell program, the Department of Education makes grants to students who demonstrate financial need.

  FSEOG. FSEOG awards are designed to supplement Pell grants for the neediest students. An institution is required to make a 25% matching contribution for all federal funds received under this program.

  Perkins. Perkins loans are made from a revolving institutional account, 75% of which is capitalized by the Department of Education and the remainder by the institution. Each institution is responsible for collecting payments on Perkins loans from its former students and lending those funds to currently enrolled students.

  FWS. Under the FWS program, federal funds are used to pay up to 75% of the cost of part-time employment of eligible students to perform work for the institution or certain off-campus organizations. The remaining 25% is paid by the institution or the employer.

  Regulation of Federal Student Financial Aid Programs for U.S. Schools. To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by the relevant agencies of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in the Title IV Programs only after the institution has demonstrated compliance with the Higher Education Act and the Department of Education's extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department of Education on an ongoing basis. These standards are applied primarily on an institutional basis, with an institution defined as a main campus and its additional locations, if any. Under this definition, each of our U.S. campuses is a separate institution, except for Gibbs-Piscataway, which is an additional location of Gibbs-Montclair, and the School of Computer Technology-Fairmont, which is an additional location of the School of Computer Technology-Pittsburgh. All of our U.S. schools currently participate in the Title IV Programs, except McIntosh College, which we recently acquired.

  The substantial amount of federal funds disbursed through the Title IV Programs coupled with the large numbers of students and institutions participating in those programs have led to instances of fraud, waste and abuse. As a result, Congress has required the Department of Education to increase its level of regulatory oversight of institutions to ensure that public funds are properly used. Under the Higher Education Act, accrediting agencies and state licensing agencies also have responsibilities for overseeing institutions' compliance with Title IV Program requirements. As a result, each of our institutions is subject to frequent reviews and detailed oversight and must comply with a complex framework of laws and regulations. Because the Department of Education periodically revises its regulations and changes its interpretation of existing laws and regulations, we cannot assure you that the Department of Education will agree with our understanding of each Title IV Program requirement.

  Significant factors relating to the Title IV Programs that could adversely affect us include the following:

  Legislative Action. Political and budgetary concerns significantly affect the Title IV Programs. Congress must reauthorize the Higher Education Act approximately every six years. The most recent reauthorization in October 1998 reauthorized the Higher Education Act for an additional five years. Congress reauthorized all of the Title IV Programs in which our schools participate, generally in the same form and at funding levels no less than for the prior year. While the 1998 reauthorization of the Higher Education Act made numerous changes to Title IV Program requirements, we believe that these changes will not have a material adverse effect on our business, results of operations or financial condition. Changes made by the 1998 reauthorization of the Higher Education Act include:

  . expanding the adverse effects on schools of high student loan default rates,

  . increasing from 85% to 90% the portion of a proprietary school's revenue that may be derived each year from the Title IV Programs,

  . revising the refund standards that require an institution to return a portion of the Title IV Program funds for students who withdraw from school,

  . giving the Department of Education flexibility to continue an institution's
    Title IV participation without interruption in some circumstances following a change of ownership or control,

  . changing the formula for calculating the interest rate on FFEL and FDL loans and

  . modifying the definition of default from 180 days to 270 days past due for loans payable in monthly installments.

  In addition, Congress reviews and determines federal appropriations for the Title IV Programs on an annual basis. Congress can also make changes in the laws affecting the Title IV Programs in those annual appropriations bills and in other laws it enacts between the Higher Education Act reauthorizations. Since a significant percentage of our revenue is derived from the Title IV Programs, any action by Congress that significantly reduces Title IV Program funding or the ability of our schools or students to participate in the Title IV Programs could have a material adverse effect on our business, results of operations or financial condition. Legislative action may also increase our administrative costs and require us to adjust our practices in order for our schools to comply fully with the Title IV Program requirements.

  Cohort Default Rates. A significant component of Congress' initiative to reduce abuse in the Title IV Programs has been the imposition of limitations on institutions whose former students default on the repayment of their federally guaranteed or funded student loans above specific rates. All of our institutions have implemented aggressive student loan default management programs aimed at reducing the likelihood of students failing to repay their loans in a timely manner. Those programs emphasize the importance of students meeting loan repayment requirements and provide for extensive loan counseling, methods to increase student persistence and completion rates and graduate employment rates, and proactive borrower contacts after students cease enrollment.

  An institution's cohort default rate under the FFEL and FDL programs is calculated on an annual basis as the rate at which student borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year. An institution whose cohort default rates equal or exceed 25% for three consecutive years will no longer be eligible to participate in the FFEL or FDL programs, and beginning with fiscal year 1996 cohort default rates, the Pell program, for the remainder of the federal fiscal year in which the Department of Education determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. An institution whose cohort default rate under the FFEL or FDL program for any federal fiscal year exceeds 40% may have its eligibility to participate in all of the Title IV Programs limited, suspended or terminated by the Department of Education.

  None of our institutions has FFEL or FDL cohort default rates of 25% or greater for three consecutive years. The following table sets forth the FFEL and FDL cohort default rates for our institutions for federal fiscal years 1994, 1995 and 1996, the most recent years for which the Department of Education has published such rates:

                       School                           FFEL and FDL Cohort Default Rate
                       ------                           --------------------------------
                                                         1996          1995        1994
                                                        ------        ------      ------
 Al Collins Graphic Design School
  Tempe, AZ                                               15.4%         13.8%       19.3%
 Allentown Business School
  Allentown, PA                                            9.7          10.7         7.1
 Brooks College
  Long Beach, CA                                          21.1          17.8        18.3
 Brown Institute
  Mendota Heights, MN                                     17.4          18.1        19.6
 Harrington Institute of Interior Design
  Chicago, IL                                              8.9           5.6         0.0
 International Academy of Merchandising & Design
  Chicago, IL                                             13.8          15.5        13.3
  Tampa, FL                                               12.0          13.3        15.0
 The Katharine Gibbs Schools
  Boston, MA                                              16.2          16.5        16.7
  Melville, NY                                            12.7          15.8        17.7
  Montclair, NJ and Piscataway, NJ                        14.5          15.8        16.2
  New York, NY                                            17.3          14.5        18.9
  Norwalk, CT                                             16.0          27.0        17.8
  Providence, RI                                          14.9          14.7        13.1
McIntosh College
 Dover, NY                                                 6.8          11.3        10.1
School of Computer Technology


 Pittsburgh, PA and Fairmont, WV                          12.9          11.2         9.3
Scottsdale Culinary Institute
 Scottsdale, AZ                                            4.0(1)        6.1         5.6
Western Culinary Institute
 Portland, OR                                              9.8          14.3        11.4

---------------

(1) This is a preliminary rate. The Department of Education has not yet published a final 1996 rate for this institution.

An institution whose cohort default rate under the FFEL or FDL program equals or exceeds 25% for any one of the three most recent federal fiscal years, or whose cohort default rate under the Perkins program exceeds 15% for any year, may be placed on provisional certification status by the Department of Education for up to four years. Nine of our institutions have Perkins cohort default rates in excess of 15% for students who were scheduled to begin repayment in the 1996-97 federal award year, the most recent year for which such rates have been calculated. The Perkins cohort default rates for these nine institutions ranged from 20.7% to 100.0%. To date, the Department of Education has placed only two of our institutions, Gibbs-Melville and Gibbs-Montclair, on provisional certification for their cohort default rates. Both institutions were placed on provisional certification for their Perkins default rates, either alone or in combination with other reasons. Total Perkins loans disbursed during 1997-98 represented less than 1% of our total net revenue. See "--Eligibility and Certification Procedures."

  Financial Responsibility Standards. All institutions participating in the Title IV Programs must satisfy specific standards of financial responsibility. The Department of Education evaluates institutions for compliance with these standards each year, based on the institution's annual audited financial statements, and following a change of ownership of the institution.

  Under new regulations which took effect July 1, 1998, the Department of Education calculates the institution's composite score based on its:

  . equity ratio, which measures the institution's capital resources, ability to borrow and financial viability,

  . primary reserve ratio, which measures the institution's ability to support current operations from expendable resources and

  . net income ratio, which measures the institution's ability to operate at a profit.

An institution that does not meet the Department of Education's minimum composite score may demonstrate its financial responsibility by posting a letter of credit in favor of the Department of Education in an amount equal to at least 50% of the Title IV Program funds received by the institution during its prior fiscal year and possibly accepting other conditions on its participation in the Title IV Programs.

  In periodic reviews of our financial statements for 1997 and prior years, as well as our February 28, 1998 balance sheet reflecting the results of our initial public offering, the Department of Education has questioned certain accounting issues and has found that we and some of our institutions when measured on an individual basis failed the numeric tests under the Department of Education's former and current standards of financial responsibility. To satisfy the Department of Education's concerns, we have posted letters of credit on behalf of all institutions we have acquired since October 1996. The Department of Education reduced the number and amount of our letters of credit in September 1998 following its review of our 1997 financial statements and our February 28, 1998 balance sheet. The Department of Education also noted that the funds derived from our initial public offering, shortly after the close of our 1997 fiscal year, would have a positive effect on our financial responsibility. As a result, we currently have posted letters of credit totaling approximately $17.6 million on behalf of the following schools, which represent 11 institutions as defined by the Department of Education:

     . Gibbs                                              --   $8.9 million
     . International Academy of Merchandising & Design    --   $3.4 million
     . Scottsdale Culinary                                --   $1.3 million
     . Southern California School of Culinary Arts        --   $2.0 million
     . Western                                            --   $2.0 million

  In addition, in December 1998 when the Department of Education certified the Southern California School of Culinary Arts to participate in the Title IV Programs under our ownership, it imposed a condition providing that school may not disburse more than $2.0 million in Title IV Program funds during its initial period of certification ending June 30, 2000. We believe the Department of Education added this condition because the Southern California School of Culinary Arts had not participated in the Title IV Programs under its prior owner. For a period of time during 1997 and 1998, the Department of Education imposed a similar limitation on the total Title IV Program funding at three of our other schools: Gibbs, the School of Computer Technology and the International Academy of Merchandising & Design. In June 1998, the Department of Education removed the limitation on Title IV Program funding for these three schools.

  We believe our 1998 audited financial statements conform with generally accepted accounting principles and demonstrate that we and most if not all of our institutions satisfy the Department of Education's composite score for financial responsibility, without any conditions. We filed our 1998 financial statements with the Department of Education in February 1999 and asked it to release most, if not all, of our outstanding letters of credit and to increase or eliminate the Title IV Program funding limitation for the Southern California School of Culinary Arts. We cannot assure you that we or our institutions will satisfy the numeric standards or that the Department of Education will take any action with respect to the letters of credit or funding limitation.

  Under a separate standard of financial responsibility, an institution that has made late student refunds in either of its last two fiscal years must post a letter of credit with the Department of Education in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. Based on this standard, we currently have posted a total of $120,000 in letters of credit with respect to two Gibbs campuses and one International Academy of Merchandising & Design campus.

  Change of Ownership or Control. When we acquire an institution that is eligible to participate in the Title IV Programs, that institution undergoes a change of ownership resulting in a change of control as defined by the Department of Education. Upon such a change of control, an institution's eligibility to participate in the Title IV Programs is generally suspended until it has applied for and been recertified by the Department of Education as an eligible institution under our ownership, which requires that the institution also reestablish its state authorization and accreditation. The time required to act on such an application may vary substantially. Pending recertification by the Department of Education, the institution may receive and disburse Title IV Program funds to its students only if those funds were committed prior to the change of control. If an institution is recertified following a change of control, it will be on a provisional basis.

  The 1998 reauthorization of the Higher Education Act provides that the Department of Education may provisionally and temporarily certify an institution undergoing a change of control under certain circumstances while the Department of Education reviews the institution's application. The Department of Education has not yet issued regulations regarding how it will interpret or apply this amendment to the Higher Education Act.

  Each of the U.S. institutions we have acquired has undergone a certification review under our ownership and has been certified to participate in the Title IV Programs, with the exception of Harrington and McIntosh College. We acquired Harrington in January 1999 and the Department of Education has granted it temporary and provisional certification, pending a full certification review. We acquired McIntosh in March 1999 and it has only recently applied for certification. Nine of our U.S. institutions are presently participating in Title IV Programs under provisional certification and the remaining eight have been granted regular certification.

  Some other types of transactions can also cause a change of control. The Department of Education, the state education agencies and the accrediting agencies that accredit our schools have their own definitions of when a transaction is deemed a change of control. With respect to a publicly traded corporation, such as us, Department of Education regulations provide that a change of control occurs when there is an event that would obligate that corporation to file a Current Report on Form 8-K with the Securities and Exchange Commission disclosing a change of control. This standard is subject to interpretation by the Department of Education. We cannot predict how the Department of Education will apply this standard in the future, or whether the Department of Education will change this standard. A significant purchase or disposition of our common stock could be determined by the Department of Education to be a change of control under this standard. Most of the states and accrediting agencies include the sale of a controlling interest of common stock in the definition of a change of control. A change of control under the definition of one of these agencies would require the affected institution to reaffirm its state authorization or accreditation. The requirements to obtain such reaffirmation from the states and accrediting agencies with jurisdiction over our schools vary widely.

  We have been advised by the Department of Education that this offering will not be a change of control under its standard. We believe that this offering will be a change of control under the standards of the Arizona State Board for Private Postsecondary Education and the Illinois State Board of Education, but will not be a change of control under the standards of any other applicable state education agencies or the accrediting agencies that accredit our schools. As a result, Collins and Scottsdale Culinary, our only campuses in Arizona, and International Academy of Merchandising & Design-Chicago, our only campus authorized by the Illinois State Board, will be required to be reauthorized by the Arizona State Board and the Illinois State Board, respectively. We believe that this offering will not affect the ability of those three campuses to participate in the Title IV Programs unless the Arizona State Board or the Illinois State Board fails to reauthorize any of those campuses in a timely manner. The failure of any of those campuses to reobtain state authorization could have a material adverse effect on our business, results of operations or financial condition. We believe this offering will not affect the ability of our other institutions to participate in the Title IV Programs.

  The potential adverse effects of a change of control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our capital stock.

  Opening Additional Schools and Adding Educational Programs. The Higher Education Act generally requires that proprietary institutions be fully operational for two years before applying to participate in the Title IV Programs. However, an institution that is certified to participate in the Title IV Programs may establish an additional location and apply to participate in the Title IV Programs at that location without reference to the two-year requirement, if such additional location satisfies all other applicable eligibility requirements. Our expansion plans are based, in part, on our ability to open new campuses as additional locations of our existing institutions.

  Generally, an institution that is eligible to participate in the Title IV Programs may add a new educational program without Department of Education approval if that new program leads to an associate level or higher degree and the institution already offers programs at that level, or if it prepares students for gainful employment in the same or related occupation as an educational program that has previously been designated as an eligible program at that institution and meets minimum length requirements. If an institution erroneously determines that an educational program is eligible for the Title IV Programs, the institution would likely be liable for repayment of the Title IV Program funds provided to students in that educational program. We do not believe that current Department of Education regulations will create significant obstacles to our plans to add new programs.

  Some of the state education agencies and accrediting agencies with jurisdiction over our campuses also have requirements that may affect schools' ability to open a new campus, acquire an existing campus, establish an additional location of an existing institution or begin offering a new educational program. We do not believe that these standards will have a material adverse effect on our expansion plans.

  The "85/15 Rule." Under a provision of the Higher Education Act commonly referred to as the " 85/15 Rule," a proprietary institution, such as each of our institutions, would cease being eligible to participate in the Title IV Programs if, on a cash accounting basis, it derived more than 85% of its revenue for any fiscal year from the Title IV Programs. Any institution that violates this rule becomes ineligible to participate in the Title IV Programs as of the first day of the fiscal year following the fiscal year in which it exceeds 85%, and is unable to apply to regain its eligibility until the next fiscal year. If one of our institutions violated the 85/15 Rule and became ineligible to participate in the Title IV Programs but continued to disburse Title IV Program funds, the Department of Education would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

  We have calculated that, since this requirement took effect in 1995, none of our institutions has derived more than 83% of its revenue from the Title IV Programs for any fiscal year. The 1998 reauthorization of the Higher Education Act increased the percentage of applicable revenue that a for-profit institution can derive from the Title IV Programs from 85% to 90%. We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the maximum percentage of its revenue from the Title IV Programs for any fiscal year. If an institution appeared likely to approach the maximum percentage threshold, we would evaluate making changes in student funding and financing to ensure compliance with the rule.

  Administrative Capability. The Department of Education assesses the administrative capability of each institution that participates in the Title IV Programs under a series of separate standards. Failure to satisfy any of the standards may lead the Department of Education to find the institution ineligible to participate in the Title IV Programs or to place the institution on provisional certification as a condition of its participation. One standard which applies to programs with the stated objective of preparing students for employment requires the institution to show a reasonable relationship between the length of the program and the entry-level job requirements of the relevant field of employment. We believe we have made the required showing for each of our applicable programs. Short-term educational programs that provide less than 600 clock hours of instruction must demonstrate that 70% of all students who enroll in such programs complete them within a prescribed time and 70% of the graduates of such programs obtain employment in the occupation for which they were trained within a prescribed time. Some of the Gibbs institutions offer such short-term programs, but students enrolled in these programs represent a small percentage of our total enrollment. To date, the applicable institutions have been able to establish that their short-term educational programs meet the required completion and placement percentages.

  Other standards provide that an institution may be found to lack administrative capability and be placed on provisional certification if its student loan default rate under the FFEL and FDL programs is 25% or greater for any of the three most recent federal fiscal years, or if its Perkins cohort default rate exceeds 15% for any federal award year. Two of our institutions have been placed on provisional certification or determined by the Department of Education to lack administrative capability due to their Perkins default rates, either alone or in conjunction with other reasons.

  An additional standard prohibits an institution from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission or financial aid awarding activity. We believe that our current compensation plans are in compliance with the Higher Education Act standards, although the regulations of the Department of Education do not establish clear criteria for compliance.

  Eligibility and Certification Procedures. The Higher Education Act and its implementing regulations require each institution to apply to the Department of Education for continued certification to participate in the Title IV Programs at least every six years, or when it undergoes a change of control, opens an additional location or raises the highest academic credential it offers. The Department of Education may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards. The Department of Education may withdraw an institution's provisional certification without advance notice if the Department of Education determines that the institution is not fulfilling all material requirements, and may more closely review an institution that is provisionally certified if it applies for approval to open a new location or make any other significant change. Provisional certification does not otherwise limit an institution's access to Title IV Program funds.

  An institution seeking certification to participate in the Title IV Programs after a change of control will be provisionally certified for a limited period, following which the institution must reapply for continued certification. If at that time the institution satisfies all conditions for full certification, the Department of Education will recertify the institution and remove the provisional status. Otherwise, the Department of Education may recertify the institution on a continued provisional basis. Each institution that we have acquired was initially certified by the Department of Education for participation in the Title IV Programs under our ownership on a provisional basis, except for McIntosh College which we recently acquired and which has not been certified under our ownership. Seven of our institutions remain on provisional certification status because the initial period of their provisional certification has not expired. Two institutions have been recertified by the Department of Education upon the expiration of their initial provisional period, but remain on provisional status for other reasons. Gibbs-Melville is on provisional certification status because its Perkins cohort default rate at the time of the Department of Education's review was above 30%, and the institution was told that it would remain on provisional certification until it reduced its Perkins default rate below 30%. Gibbs-Montclair is on provisional certification status because its Perkins cohort default rate is above 30% and because of other reasons that we believe are now fully resolved.

  Compliance with Regulatory Standards and Effect of Regulatory Violations. Our schools are subject to audits and program compliance reviews by various external agencies, including the Department of Education, state education agencies, guaranty agencies and accrediting agencies. The Higher Education Act and its implementing regulations also require that an institution's administration of Title IV Program funds be audited annually by an independent accounting firm, and the resulting audit report submitted to the Department of Education for review. If the Department of Education or another regulatory agency determined that one of our institutions improperly disbursed Title IV Program funds or violated a provision of the Higher Education Act or the Department of Education's regulations, that institution could be required to repay such funds, and could be assessed an administrative fine. The Department of Education could also subject the institution to heightened cash monitoring, under which the institution's federal funding requests are more carefully reviewed by the Department of Education, or the Department of Education could transfer the institution from the advance system of receiving Title IV Program funds to the reimbursement system, under which a institution must disburse its own funds to students and document the students' eligibility for Title IV Program funds before receiving such funds from the Department of Education. Violations of Title IV Program requirements could also subject us or our schools to other civil and criminal penalties.

  Significant violations of Title IV Program requirements by us or any of our institutions could be the basis for a proceeding by the Department of Education to limit, suspend or terminate the participation of the affected institution in the Title IV Programs. Generally, such a termination extends for 18 months before the institution may apply for reinstatement of its participation. There is no proceeding pending to fine any of our institutions or to limit, suspend or terminate any of our institutions' participation in the Title IV Programs, and we have no reason to believe that any such proceeding is contemplated. Any such action that substantially limited our schools' participation in the Title IV Programs could have a material adverse effect on our business, results of operations or financial condition.


State Authorization for U.S. Schools

  We are subject to extensive regulation in each of the 14 states in which we currently operate schools and in other states in which our schools recruit students. Each of our campuses must be authorized by the applicable state agency or agencies to operate and grant degrees or diplomas to its students. In addition, state authorization is required for an institution to become and remain eligible to participate in the Title IV Programs. Currently, each of our U.S. campuses is authorized by the applicable state agency or agencies.

  The level of regulatory oversight varies substantially from state to state. In some states, the campuses are subject to licensure by an agency that regulates proprietary schools and also by a separate higher education agency. State laws establish standards for instruction, qualifications of faculty, location and nature of facilities, financial policies and other operational matters. State laws and regulations may limit our ability to operate or to award degrees or diplomas or offer new degree programs. Some states prescribe standards of financial responsibility that are different from those prescribed by the Department of Education. We believe that each of our campuses is in substantial compliance with state authorizing and licensure laws. If any one of our campuses lost its state authorization, the campus would be unable to offer its programs and we would be forced to close that campus. Closing one of our campuses for any reason could have a material adverse effect on our business, results of operations or financial condition.


Accreditation for U.S. Schools

  Accreditation is a non-governmental process through which an institution submits to a qualitative review by an organization of peer institutions. Accrediting agencies primarily examine the academic quality of the institution's instructional programs, and a grant of accreditation is generally viewed as confirmation that an institution's programs meet generally accepted academic standards. Accrediting agencies also review the administrative and financial operations of the institutions they accredit to ensure that each institution has the resources to perform its educational mission.

  Accreditation by an accrediting agency recognized by the Department of Education is required for an institution to be certified to participate in the Title IV Programs. Accrediting agencies must adopt specific standards in connection with their review of postsecondary institutions to be recognized by the Department of Education. All of our U.S. campuses are accredited by an accrediting agency recognized by the Department of Education. Thirteen of our campuses are accredited by the Accrediting Council for Independent Colleges and Schools ("ACICS"), four of our campuses are accredited by the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT"), one of our campuses is accredited by the Accrediting Commission for Community and Junior Colleges of the Western Association of Schools and Colleges, one of our campuses is accredited by the National Association of Schools of Art and Design and one of our campuses is accredited by the New England Association of Schools and Colleges--Commission on Technical and Career Institutions. In addition, four of our campuses' interior design programs are accredited by the Foundation for Interior Design Education Research and two of our campuses' culinary arts programs are accredited by the American Culinary Federation Educational Institute Accrediting Commission, accrediting agencies which are not recognized by the Department of Education.

  An accrediting agency may place a campus on "reporting" status to monitor one or more specified areas of performance. A campus placed on reporting status is required to report periodically to its accrediting agency on that campus' performance in the specified areas. ACICS has placed five campuses, International Academy of Merchandising & Design-Chicago, International Academy of Merchandising & Design-Tampa, Gibbs-Boston, Gibbs-Melville, and Gibbs-Providence, on financial reporting status, and one campus, Gibbs-Montclair, on placement reporting status. ACCSCT has placed one campus, Brown, on completion and placement reporting status. Each of these campuses has submitted all requested data in the identified area to its accrediting agency. Similarly, WASC may issue a warning to an institution to change its policies or practices when WASC is concerned that the institution's conduct has deviated from WASC's standards. WASC has issued a warning to Brooks to correct certain deficiencies in its policies for awarding academic credit, the number and role of its full-time faculty members and the nature of its general education curriculum. Brooks is required to report on its corrective actions by September 1999. The placement of these eight campuses on reporting status and this issuance of a warning by the accrediting agencies has not had a material adverse effect on our business, results of operations or financial condition, and we do not believe that it will have that effect in the future.


Canadian Regulation

  Depending on their province of residence, our Canadian students may receive loans under the Canada Student Loan Program, the Ontario Student Loans Plan and the Quebec Loans and Bursaries Program. Canadian schools must meet eligibility standards to administer these programs and must comply with extensive statutes, rules, regulations and requirements. We believe our Canadian schools currently hold all necessary registrations, approvals and permits and meet all eligibility requirements to administer these governmental financial aid programs. If our Canadian schools cannot meet these and other eligibility standards or fail to comply with applicable requirements, it could have a material adverse effect on our business, results of operations or financial condition.

  Ontario. The Ontario Ministry of Education and Training provides financial assistance to eligible students through the Ontario Student Assistance Plan ("OSAP"). This plan includes two main components, the Canada Student Loan Program and the Ontario Student Loans Plan. For our International Academy of Design school in Toronto to maintain its right to administer OSAP it must, among other things, be registered and in good standing under the Ontario Private Vocational Schools Act and abide by the rules, regulations and administrative manuals of the Canada Student Loan Program, Ontario Student Loans Plan and other OSAP-related programs. In order to attain initial eligibility, an institution has to establish that it has (1) been in good standing under the Ontario Private Vocational Schools Act for at least 12 months, (2) offers an eligible program for at least 12 months and (3) graduates at least one class in an eligible program that satisfied specific requirements with respect to class size and graduation rate. Pursuant to Ontario Ministry rules, during the first two years of initial eligibility, an institution has its administration of OSAP independently audited, and full eligibility is not granted until these audits confirmed that the school is properly administering OSAP. Our International Academy of Design school in Toronto has been granted full eligibility. Under Ontario Ministry rules, our Toronto school must advise the Ontario Ministry before the school takes any material action that may result in its failure or inability to meet any rules, regulations or requirements related to OSAP.

     In order for our International Academy of Design school in Toronto to establish a new branch, it must obtain OSAP-designation from the Ontario Ministry. We do not believe that OSAP's requirements will create significant obstacles to our plans to acquire additional institutions or open new branches in Ontario.

     Our International Academy of Design school in Toronto may submit applications for loans only to students enrolled in educational programs that have been designated as OSAP-eligible by the Ontario Ministry. To be eligible, among other things, a program must be registered with the Private Vocational Schools Unit of the Ontario Ministry, must be of a minimum length and must lead to a diploma or certificate. We do not anticipate that these program approval requirements will create significant problems with respect to our plans to add new educational programs.

     Under Ontario Ministry rules, an institution cannot automatically acquire OSAP designation through the acquisition of other OSAP-eligible institutions. When there is a change of ownership, including a change in controlling interest, in a non-incorporated OSAP-eligible institution, the Ontario Ministry will require evidence of the institution's continued capacity to properly administer the program before extending OSAP designation to the new owner. We do not believe that this offering will be considered a change of ownership for purposes of OSAP. Given that the Ontario Ministry periodically revises its regulations and other requirements and changes its interpretations of existing laws and regulations, we cannot assure you that the Ontario Ministry will agree with our understanding of each requirement.

     Our International Academy of Design school in Toronto is required to audit its OSAP administration annually and the Ontario Ministry is authorized to conduct its own audits of our administration of these programs. We have complied with these requirements on a timely basis. Based on the most recent annual compliance audits, our International Academy of Design school in Toronto is in substantial compliance with OSAP requirements and we believe that the school continues to be in substantial compliance with these requirements.

     The Ontario Ministry has the authority to take any measures it deems necessary to protect the integrity of the administration of OSAP. If the Ontario Ministry deems a failure to comply to be minor, the Ontario Ministry will advise us of the deficiency and provide us with an opportunity to remedy it. If the Ontario Ministry deems the failure to comply to be serious in nature, the Ontario Ministry has the authority to: (1) condition our continued OSAP designation upon our meeting specific requirements during a specific time frame;
(2) suspend our OSAP designation; or (3) revoke our OSAP designation. When the Ontario Ministry determines that any non-compliance in our OSAP administration is serious, the Ontario Ministry has the authority to contract with an independent auditor, at our expense, to conduct a full audit in order to quantify the deficiencies and to require repayment of all loan amounts. In addition, the Ontario Ministry may impose a penalty up to the amount of the damages assessed in the independent audit.

     Adopting a practice similar to that of the U.S. Department of Education, the Ontario Ministry now calculates for each school student loan default rates on the basis of incidences of default and expresses the default rates as a percentage of the total number of loans issued to students attending that school. Beginning with loans issued in the 1998-99 award year, August 1, 1998 to July 31, 1999, institutions with a 1997 default rate which is 15 percentage points or more above the 1997 provincial average of 23.5% will be required to share the cost of defaults. In the 1999-2000 award year, this policy will also apply to institutions with a 1997 default rate 10 percentage points or more above 23.5%. Our International Academy of Design school in Toronto had an average program-wide total default rate for 1998 of 23.8%.

     We may only operate a private vocational school in Ontario if the school is registered under the Ontario Private Vocational Schools Act. Upon payment of the prescribed fee and satisfaction of the conditions prescribed by the regulations under the Ontario Private Vocational Schools Act and by the Private Vocational Schools Unit of the Ontario Ministry, an applicant or registrant such as our International Academy of Design school in Toronto is entitled to registration or renewal of registration to conduct or operate a private vocational school unless:

     . the school cannot reasonably be expected to be financially responsible in the conduct of the private vocational school,

     . the past conduct of the officers or directors provides reasonable grounds for belief that the operations of the school will not be carried on in accordance with relevant law and with integrity and honesty,

     . it can reasonably be expected that the course or courses of study or the method of training offered by the school will not provide the skill and knowledge requisite for employment in the vocation or vocations for which the applicant or registrant is offering instruction and

     . the applicant is carrying on activities that are, or will be, if the applicant is registered, in contravention of the Ontario Private Vocational Schools Act or the regulations under that Act.

     An applicant for registration to conduct or operate a private vocational school is required to submit with the application a bond in an amount determined in accordance with the regulations under the Ontario Private Vocational Schools Act. Our International Academy of Design school in Toronto is currently registered under the Ontario Private Vocational Schools Act for both of its locations, and we do not believe that there will be any impediment to renewal of such registrations on an annual basis.

     The Ontario Private Vocational Schools Act provides that a "registration" is not transferable. However, the Private Vocational Schools Unit of the Ontario Ministry takes the position that a purchase of shares of a private vocational school does not invalidate the school's registration under the Ontario Private Vocational Schools Act. We do not believe that this offering will invalidate the registrations of our International Academy of Design school in Toronto.

     If our International Academy of Design school in Toronto is convicted of violating the Ontario Private Vocational Schools Act or the regulations under that Act, the school can be fined up to $25,000 Canadian dollars.

     Quebec. Our Quebec students may receive loans under the Quebec Loans and Bursaries Program subject to student eligibility criteria. Under an Act Respecting Private Education, our International Academy of Design school in Montreal may not operate as a private educational institution without holding a permit issued by the Quebec Minister of Education. Permits cannot be transferred without the written authorization of the Quebec Minister and we must notify that Minister of any amalgamation, sale or transfer affecting our Quebec school. The Quebec Minister can modify or revoke our permit in certain circumstances, such as if we do not comply with the conditions, restrictions or prohibitions of the permit or if we are to become insolvent. We must be provided with a chance to present our views before our permit can be revoked.

     We do not believe that this offering will be considered a "sale or transfer" affecting our International Academy of Design school in Montreal, for the purposes of applicable law; however, because the Quebec Minister periodically revises its legal requirements and changes its interpretation of existing law, we cannot assure you that the Quebec Minister will agree with our understanding of each requirement. We also do not believe that there will be any impediment to renewal of the permit issued to our International Academy of Design school in Montreal or that the Quebec Minister's requirements will create significant obstacles to our plans to open new branches or add new educational programs at our International Academy of Design school in Montreal, or to acquire additional schools in Quebec.

     The Canadian, Ontario and Quebec governments are currently in the process of changing the legislative, regulatory and other requirements relating to student financial assistance programs due to political and budgetary pressures. Although we do not anticipate a significant reduction in the funding for these programs, any change that significantly reduces funding or the ability of our schools to participate in these programs could have a material adverse effect on our business, results of operations or financial condition.


ITEM 2.   PROPERTIES

     Our corporate headquarters are located in Hoffman Estates, Illinois, near Chicago, and our 22 campuses are located in 14 states and two Canadian provinces. Each campus contains teaching facilities, including modern classrooms, laboratories and, in the case of the schools with culinary arts programs, large, well-equipped kitchens. Admissions and administrative offices are also located at each campus. Additionally, Brooks' campus includes a dormitory and student cafeteria, and Western and Scottsdale Culinary lease and operate restaurants in conjunction with their culinary arts program.

     We lease all of our facilities, except the primary Gibbs facility in Montclair, New Jersey, which we own. As of December 31, 1998, we owned approximately 19,000 square feet and leased approximately 809,000 square feet. The leases have remaining terms ranging from less than one year to eleven years.

     We actively monitor facility capacity in light of our current utilization and projected enrollment growth. We have plans to lease at least 90,000 additional square feet in 1999 to accommodate our growth. We believe that our schools can acquire any necessary additional capacity on reasonably acceptable terms. We devote capital resources to facility improvements and expansions as necessary.


ITEM 3.   LEGAL PROCEEDINGS

     We and our institutions are subject to occasional lawsuits, investigations and claims arising out of the ordinary conduct of our business, including the following:

     On February 24, 1997, 30 former and current students in Brown's PC/LAN program brought a suit entitled Peter Alsides, et al. v. Brown Institute, Ltd. in the Fourth Judicial District in Hennepin County, Minnesota against Brown alleging breach of contract, fraud, misrepresentation, violation of the Minnesota Consumer Fraud Act, violation of the Minnesota Deceptive Trade Practices Act and negligent misrepresentation. Plaintiffs allege that Brown failed to provide them with the education for which they contracted and which had been represented to them upon enrollment. There are currently 41 plaintiffs, who are seeking to recover their tuition, interest and costs. Brown believes that all of these claims are frivolous and without merit and is vigorously contesting the allegations. Brown's motion for summary judgment was granted in May 1998. Plaintiffs have appealed the motion and the appeal is pending.

     Although outcomes cannot be predicted with certainty, we do not believe that the above-described matter or any other legal proceeding to which we are a party will have a material adverse effect on our business, results of operations or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of our security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Our Common Stock has been quoted on the Nasdaq National Market (the "National Market") under the symbol "CECO" since January 29, 1998.

  The following table sets forth the range of high and low sales prices per share for our common stock as reported on The Nasdaq National Market, where the stock trades under the symbol "CECO," for the periods indicated. The initial public offering price of our common stock on January 28, 1998 was $16.00 per share.

                                             High    Low
                                            ------  ------
1998:
  First Quarter (from January 29, 1998)...  $22.12  $17.62
  Second Quarter..........................   27.50   21.50
  Third Quarter...........................   26.75   17.37
  Fourth Quarter..........................   30.00   14.12

1999:
  First Quarter (through March 17, 1999)..  $31.50  $27.50


  The closing price of our Common Stock as reported on the National Market on March 17, 1999 was $29.25 per share. As of March 17, 1999, there were 27 holders of record of our Common Stock.

  We have never paid a cash dividend on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future and we plan to retain our earnings to finance future growth. The declaration and payment of dividends on our common stock are subject to the discretion of our board of directors. Our board's decision to pay future dividends will depend on general business conditions, the effect on our financial condition and other factors our board may consider to be relevant. Our ability to pay dividends on our common stock is limited if we are not in compliance with the terms of our credit agreement or we fail to meet a specified leverage ratio.

ITEM 6.   SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

     The following selected historical consolidated financial and other data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our selected statement of operations data set forth below for the years ended December 31, 1998, 1997, and 1996 and the balance sheet data as of December 31, 1998, 1997, and 1996 are derived from our audited consolidated financial statements.

                                                                                          Years Ended December 31,
                                                                                       ------------------------------
                                                                                         1998       1997       1996
                                                                                       --------   --------   -------
                                                                                           (Dollars in thousands)
Statement of Operations Data:
Revenue:
 Tuition and registration fees, net................................................... $132,926   $ 74,842    $29,269
Other, net............................................................................   11,306      7,756      4,311
                                                                                       --------   --------    -------
 Total net revenue....................................................................  144,232     82,598     33,580
Operating Expenses:
 Educational services and facilities..................................................   57,151     34,620     14,404
General and administrative............................................................   63,856     37,542     14,622
Depreciation and amortization.........................................................   12,163      8,121      2,134
Compensation expense related to the initial public offering...........................    1,961         --         --
                                                                                       --------   --------    -------
 Total operating expenses.............................................................  135,131     80,283     31,160
                                                                                       --------   --------    -------
Income from operations................................................................    9,101      2,315      2,420
Interest expense......................................................................    1,250      3,108        717
                                                                                       --------   --------    -------
Income (loss) before provision for income taxes, extraordinary item and cumulative
 effect of change in accounting principle.............................................    7,851       (793)     1,703
Provision (benefit) for income taxes..................................................    3,350       (331)       208
                                                                                       --------   --------    -------
Income (loss) before extraordinary item and cumulative effect of change in
 accounting principle.................................................................    4,501       (462)     1,495
Extraordinary loss on early extinguishment of debt (net of taxes of $233).............       --       (418)        --
                                                                                       --------   --------    -------
Income (loss) before cumulative effect of change in accounting principle..............    4,501       (880)     1,495
                                                                                       --------   --------    -------
Cumulative effect of change in accounting principle (net of taxes of $149)............     (205)        --         --
                                                                                       --------   --------    -------
Net income (loss)..................................................................... $  4,296   $   (880)   $ 1,495
                                                                                       ========   ========    =======
Income (loss) attributable to common stockholders:
Income (loss) before extraordinary item, and cumulative effect of change in
 accounting principle................................................................. $  4,501   $   (462)   $ 1,495
Dividends on preferred stock (1)......................................................     (274)    (2,159)    (1,128)
Accretion to redemption value of preferred stock and warrants (2).....................   (2,153)    (6,268)      (230)
                                                                                       --------   --------    -------
Income (loss) before extraordinary item and cumulative effect of change in
 accounting principle, attributable to common stockholders............................    2,074     (8,889)       137
Extraordinary loss, net...............................................................       --       (418)        --
Cumulative effect of change in accounting principle, net..............................     (205)        --         --
                                                                                       --------    -------    -------
Net income (loss) attributable to common stockholders................................. $  1,869   $ (9,307)   $   137
                                                                                       ========   ========    =======
Net income (loss) attributable to common stockholders:
 Basic................................................................................ $   0.29   $ (12.12)   $  0.18
                                                                                       ========   ========    =======
 Diluted.............................................................................. $   0.27   $ (12.12)   $  0.13
                                                                                       ========   ========    =======
Other Data:
EBITDA (3)............................................................................ $ 21,264   $ 10,436    $ 4,554
EBITDA margin (3).....................................................................     14.7%      12.6%      13.6%
Capital expenditures, net.............................................................    6,383      3,822      1,231
Student population (4)................................................................   15,900     10,889      4,537
Number of Campuses (5)................................................................       20         18          5

                                                                   December 31,
                                                      ---------------------------------------
                                                            1998         1997         1996
                                                      -----------   -----------   -----------
                                                              (Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents..........................   $    23,548   $    18,906   $     7,798
Working capital....................................        15,994        13,806         1,379
Total assets.......................................       132,887       117,617        36,208
Long-term debt.....................................        22,617        64,035        16,459
Redeemable preferred stock and warrants............            --        40,160        14,561
Total stockholders' investment.....................        84,636        (7,404)       (2,589)

__________________
(1) Represents the dividends paid on, or added to the redemption value of outstanding preferred stock. See Note 3 of the Notes to our Consolidated Financial Statements.
(2) See Note 3 of the Notes to our Consolidated Financial Statements.
(3) For any period, EBITDA equals earnings before interest expense, taxes, depreciation and amortization, including amortization of debt discount and deferred financing costs. EBITDA margin equals EBITDA as a percentage of net revenue. We have included information concerning EBITDA and EBITDA margin because we believe they allow for a more complete analysis of our results of operations. EBITDA and EBITDA margin should not be considered as alternatives to, nor is there any implication that they are more meaningful than, any measure of performance or liquidity as promulgated under GAAP.
(4) Represents the approximate total student population at our schools as of October 31.
(5) Represents the total number of campuses operated by us as of the end of the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion below contains certain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual growth, results, performance and business prospects and opportunities in 1999 and beyond could differ materially from those expressed in, or implied by, any such forward-looking statements. See "Special Note Regarding Forward-Looking Statements" on page 40 for a discussion of risks and uncertainties that could cause or contribute to such material differences.

     The following discussion and analysis should be read in conjunction with the Selected Historical Consolidated Financial Data and our Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

Background and Overview

     We are a provider of private, for-profit postsecondary education in North America, with approximately 15,900 students enrolled as of October 31, 1998. We operate 13 schools, with 22 campuses located in 14 states and two Canadian provinces. Our schools enjoy long operating histories and offer a variety of bachelor's degree, associate degree and non-degree programs in career-oriented disciplines within our core curricula of:

     .information technologies

     .visual communication and design technologies

     .business studies

     .culinary arts

     We have experienced significant growth both internally and through acquisitions. Net revenue and EBITDA have increased in each of the years we have operated. Our net revenue increased to $144.2 million in 1998, from $7.5 million in 1994 and EBITDA increased to $21.3 million in 1998, from a loss of $0.5 million in 1994. We have invested significant amounts of capital in the hiring of additional personnel and increased marketing and capital improvements at each of the schools we have acquired. We have also hired additional corporate staff to support our continued growth. The increased costs of personnel and marketing are expensed as incurred and are reflected in general and administrative expenses. Additional depreciation and amortization is reflected as a result of the capital improvements.

     We believe that EBITDA, while not a substitute for generally accepted accounting principles' measures of operating results, is an important measure of our financial performance and that of our schools. Our management believes that EBITDA is particularly meaningful due principally to the role acquisitions have played in our development. Our rapid growth through acquisitions has resulted in significant non-cash depreciation and amortization expense, because a significant portion of the purchase price of a school acquired by us is generally allocated to fixed assets, goodwill and other intangible assets. As a result of our ongoing acquisition strategy, non-cash amortization expense may continue to be substantial.

     Our principal source of revenue is tuition collected from our students. The academic year is at least 30 weeks in length, but varies both by individual school and program of study. The academic year is divided by term, which is determined by start dates which vary by school and program. Payment of each term's tuition may be made by full cash payment, financial aid and/or an installment payment plan. If a student withdraws from school prior to the completion of the term, we refund the portion of tuition already paid which is attributable to the period of the term that is not completed. Revenue is recognized ratably over the period of the student's program.

     Our campuses charge tuition at varying amounts, depending not only on the particular school, but also upon the type of program and the specific curriculum. Each of our campuses typically implements one or more tuition increases annually.

     Other revenue consists of bookstore sales, placement fees, dormitory and cafeteria fees and restaurant revenue. Other revenue is recognized during the period services are rendered.

     Educational services and facilities expense includes costs directly attributable to the educational activity of our schools, including salaries and benefits of faculty, academic administrators and student support personnel. Educational services and facilities expense also includes costs of educational supplies and facilities (including rents on school leases), certain costs of establishing and maintaining computer laboratories, costs of student housing and all other physical plant and occupancy costs, with the exception of costs attributable to our corporate offices.

     General and administrative expense includes salaries and benefits of personnel in recruitment, admissions, accounting, personnel, compliance and corporate and school administration. Costs of promotion and development, advertising and production of marketing materials, and occupancy of the corporate offices are also included in this expense category.

     Depreciation and amortization includes costs associated with the depreciation of purchased computer laboratories, equipment, furniture and fixtures, courseware, owned facilities, capitalized equipment leases and amortization of intangible assets, primarily goodwill and non-competition agreements with the previous owners of our schools.

Acquisitions

     On February 28, 1997, we acquired all of the outstanding capital stock of the School of Computer Technology for a purchase price of approximately $4.9 million. In addition, we paid approximately $1.8 million to the former owners of the School of Computer Technology pursuant to non-competition agreements.

     Effective May 31, 1997, we acquired all of the outstanding capital stock of Gibbs for a purchase price of approximately $19.0 million. In addition, we paid $7.0 million to the former owner of Gibbs pursuant to a non-competition agreement.

     On June 30, 1997, we acquired all of the outstanding capital stock of the International Academy of Merchandising & Design for an initial purchase price of $3.0 million, which amount was further increased by $4.7 million during 1998, based on the results of the International Academy of Merchandising & Design operations and the calculation of the final purchase price adjustment. In addition, we paid $2.0 million to the former owners of the International Academy of Merchandising & Design pursuant to covenants not-to-compete.

     Also on June 30, 1997, we acquired all of the capital stock of International Academy of Design for a purchase price of $6.5 million. In addition, we paid $2.0 million to the former owners of International Academy of Design pursuant to covenants not-to-compete.

     On March 13, 1998, we acquired all of the outstanding capital stock of Southern California School of Culinary Arts for a purchase price of approximately $1.0 million.

     On July 31, 1998, we acquired certain assets and assumed certain liabilities of Scottsdale Culinary. The purchase price was approximately $9.9 million.

     On January 4, 1999, we acquired all of the outstanding capital stock of Harrington for a purchase price of approximately $3.3 million, subject to adjustment.

     On March 9, 1999, we acquired certain assets and assumed certain liabilities of McIntosh College. The purchase price was approximately $5.0 million, subject to adjustment.


Results of Operations

     The following table summarizes our operating results as a percentage of net revenue for the periods indicated.

                                                                  Year Ended December 31,
                                                               -----------------------------
                                                                1998        1997        1996
                                                               -----       -----       -----
Revenue:
 Tuition and registration, net..............................    92.2%       90.6%       87.2%
 Other, net.................................................     7.8         9.4        12.8
                                                               -----       -----       -----
  Net revenue...............................................   100.0       100.0       100.0
                                                               -----       -----       -----
Operating expenses:
 Educational services and facilities........................    39.6        41.9        42.9
 General and administrative.................................    44.3        45.5        43.5
 Depreciation and amortization..............................     8.4         9.8         6.4
 Compensation related to the initial public offering........     1.4          --          --
                                                               -----       -----       -----
  Total operating expenses..................................    93.7        97.2        92.8
                                                               -----       -----       -----
Income from operations......................................     6.3         2.8         7.2
Interest expense, net.......................................     0.9         3.8         2.1
                                                               -----       -----       -----
 Income (loss) before provision for taxes, extraordinary
  item and cumulative effect of change in accounting
  principle.................................................     5.4        (1.0)        5.1
Provision (benefit) for income taxes........................     2.3        (0.4)        0.6
                                                               -----       -----       -----
Income (loss) before extraordinary item and cumulative
  effect of change in accounting principle..................     3.1        (0.6)        4.5
Extraordinary loss on early extinguishment of debt (net of
  taxes)....................................................      --        (0.5)         --
Cumulative effect of change in accounting principle (net of
  taxes)....................................................    (0.1)         --          --
                                                               -----       -----       -----
Net income (loss)...........................................     3.0        (1.1)        4.5
                                                               =====       =====       =====
Net income (loss) attributable to common stockholders.......     1.3%      (11.3)%       0.4%
                                                               =====       =====       =====

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Revenue. Net tuition revenue increased 78%, from $74.8 million in 1997 to $132.9 million in 1998, due to an approximately 20.5% increase in the average number of students attending the schools which were owned by us during 1997 and tuition increases effective in 1998 for these schools, as well as added net tuition revenue of $42.8 million for schools acquired during and after 1997. Other net revenue increased 46%, from $7.8 million in 1997 to $11.3 million in 1998, due to an increase in student population for schools owned during the 1997 period.

     Educational Services and Facilities Expense. Educational services and facilities expense increased 65%, from $34.6 million in 1997 to $57.2 million in 1998. Of this increase, $5.9 million was attributable to the increase in student population for schools owned during 1997 and $16.6 million was attributable to the addition of educational services and facilities for schools acquired during and after 1997.

     General and Administrative Expense. General and administrative expense increased 70%, from $37.5 million in 1997 to $63.9 million in 1998. The increase was primarily attributable to $11.9 million of expenses for schools acquired during and after 1997, costs totaling $3.9 million related to increased personnel at the corporate level to enhance our infrastructure, and increased advertising and marketing (including admissions) of $8.8 million for schools owned during 1997. The increase in advertising and marketing expenses reflected, in part, the fact that the former owners of the acquired schools had reduced their expenditures in these areas prior to our acquisition of the schools.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased 50%, from $8.1 million in 1997 to $12.2 million in 1998. The increase was due to increased capital expenditures for schools owned during 1997 and related increased depreciation expense of $0.3 million in 1998. Additionally, depreciation expense increased $2.2 million due to the depreciation expense for schools acquired during and after 1997. Amortization expense increased from $3.5 million in 1997 to $5.1 million in 1998, primarily due to additional amortization of non-competition agreements and goodwill for the acquisition of schools after 1997.

     Compensation Expense Related to the Initial Public Offering. Pursuant to amended stock option agreements with two stockholders, compensation expense totaling approximately $2.0 million was recognized upon consummation of our initial public offering in February 1998.

     Interest Expense. Interest expense decreased 60%, from $3.1 million in 1997 to $1.3 million in 1998. The decrease was primarily due to a reduction of indebtedness resulting from the application of the net proceeds of our initial public offering in February 1998.

     Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes increased from a $0.3 million benefit in 1997 to a $3.4 million provision in 1998 as a result of changes in pretax income (loss).

     Net Income (Loss) before Extraordinary Item and Cumulative Effect of Change in Accounting Principle. Net income (loss) before extraordinary item and cumulative effect of change in accounting principle increased to a net income of $4.5 million in 1998 from a net loss of $0.5 million in 1997.

     Extraordinary Item. During 1997, we recorded an extraordinary expense of $0.4 million, net of tax, due to the early retirement of debt related to a credit facility which was terminated and replaced by our current credit facility.

     Cumulative Effect of Change in Accounting Principle. During 1998, we adopted Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." In connection therewith, we recorded a charge of $0.2 million, net of tax.

     Net Income (Loss). Net income (loss) increased to a net income of $4.3 million in 1998 from a net loss of $0.9 million in 1997, due to the factors noted above.

     Net Income (Loss) Attributable to Common Stockholders. Net income (loss) attributable to common stockholders increased from a loss of $9.3 million in 1997 to net income of $1.9 million in 1998. The primary reason for this increase was due to the increase in net income (loss) discussed above and decreases in dividends on preferred stock and accretion to redemption value of preferred stock and warrants in connection with our initial public offering.


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Revenue. Net tuition revenue increased 156% from $29.3 million in 1996 to $74.8 million in 1997, due to an approximately 18% increase in the average number of students attending the schools which were owned by us during 1996 and tuition increases effective in 1997 for these schools, as well as added net tuition revenue of $34.2 million for schools acquired after 1996. Other net revenue increased 80%, from $4.3 million in 1996 to $7.8 million in 1997, due to an increase in student population for schools owned during 1996 and the addition of $2.0 million from schools acquired after 1996.

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

     General and Administrative Expense. General and administrative expense increased 157%, from $14.6 million in 1996 to $37.5 million in 1997. The increase was primarily attributable to costs totaling $1.1 million related to increased personnel at the corporate level to enhance our infrastructure and increased advertising and marketing, including admissions, of $1.9 million for schools owned during 1996, as well as the addition of $17.9 million of expenses for schools acquired after 1996. The increase in advertising and marketing expenses reflected, in part, the fact that the former owners of the acquired schools had reduced their expenditures in these areas prior to their acquisition by us.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased 281%, from $2.1 million in 1996 to $8.1 million in 1997. The increase was due to increased capital expenditures for schools owned during 1996 and related increased depreciation expense of $0.2 million in 1997. Additionally, depreciation expense increased $2.3 million due to the depreciation expense for schools acquired after 1996. Amortization expense increased from an immaterial amount in 1996 to $3.5 million in 1997, primarily due to additional amortization of non-competition agreements for the acquisition of schools after 1996.

     Interest Expense. Interest expense increased 333% from $0.7 million in 1996 to $3.1 million in 1997. The increase was primarily due to interest expense on borrowings used to finance the acquisition of schools after 1996.

     Provision (Benefit) for Income Taxes. The benefit for income taxes increased from a provision in 1996 of $0.2 million to a benefit of $0.3 million in 1997.

     Income (Loss) before Extraordinary Item. Net income (loss) before extraordinary item decreased to a net loss of $0.5 million in 1997 from net income before extraordinary item of $1.5 million in 1996, due to the factors noted above.

     Extraordinary Item. During 1997, we recorded an extraordinary expense of $0.4 million, net of tax, due to the early retirement of debt related to a credit facility which was terminated and replaced by our current credit facility.

     Net Income (Loss). Net income (loss) decreased to a net loss of $0.9 million in 1997 from net income of $1.5 million in 1996, due to the factors noted above.

     Net Income (Loss) Attributable to Common Stockholders. Net income attributable to common stockholders decreased from $0.1 million in 1996 to a loss of $9.3 million in 1997. The primary reasons for this decrease were the extraordinary item referred to above; increased dividends on preferred stock, primarily due to the issuance of additional shares; and increased accretion in the redemption value of preferred stock and warrants as a result of our growth. All outstanding preferred stock converted into common stock and all outstanding warrants were exercised prior to the consummation of our initial public offering.


Seasonality

     Our results of operations fluctuate primarily as a result of changes in the level of student enrollment at our schools. Our schools experience a seasonal increase in new enrollments in the fall, traditionally when the largest numbers of new high school graduates begin postsecondary education. Furthermore, although we encourage year-round attendance at all schools, some schools have summer breaks for some of their programs. As a result of these factors, total student enrollment and net revenue are typically highest in the fourth quarter, which is October through December, and lowest in the second quarter, which is April through June, of our fiscal year. Our costs and expenses do not, however, fluctuate as significantly on a quarterly basis. We anticipate that these seasonal trends will continue.


Liquidity and Capital Resources

     On February 4, 1998, we sold 3,277,500 of our shares of common stock at $16.00 per share pursuant to our initial public offering. We used net proceeds from that offering totaling $45.6 million to repay borrowings of $41.5 million under our former credit facility and amounts owed to former owners of acquired businesses of $4.1 million which were outstanding at that time. Prior to that offering, we financed our operating activities through cash generated from operations, and we financed acquisitions through a combination of additional equity investments and credit facilities. Net cash provided by operating activities increased to $22.2 million in 1998 from net cash used of $0.2 million in 1997, due primarily to increases in net income and depreciation and amortization and the result of the non-cash compensation expense related to options.

     Capital expenditures increased to $6.4 million in 1998 from $3.8 million in 1997. These increases were primarily due to investments in capital equipment as a result of increasing student population. We expect capital expenditures to continue to increase as new schools are acquired, student population increases and current facilities and equipment are upgraded and expanded.

     Our net receivables as a percentage of net revenue decreased to 9% in 1998 from 15% in 1997. This change was primarily due to increased revenues at schools acquired during 1997. Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to tuition receivables. When a student withdraws, the receivable balance attributable to such student is charged to this allowance for doubtful accounts. Our historical bad debt expense as a percentage of revenue for the years ended December 31, 1996, 1997 and 1998 has ranged from 1.8% to 3.6%.

     In October 1998, we refinanced our credit agreement. We can borrow up to $60 million under a revolving credit facility ($10 million of which may be drawn in Canadian Dollars), such amount is reduced by outstanding letters of credit. We can obtain up to $35 million in letters of credit. The credit agreement matures on October 26, 2003. Our borrowings under the credit agreement bear interest, payable quarterly, at either (1) the bank's base or prime rate depending on whether the particular loan is denominated in U.S. or Canadian dollars, plus a specified number of basis points, ranging from 0 to 75, based upon our leverage ratio or (2) LIBOR, plus a specified number of basis points, ranging from 75 to 200 based upon our leverage ratio. Under the credit agreement, we are required, among other things, to maintain (1) financial ratios with respect to debt to EBITDA and interest coverage and (2) a specified level of net worth. We are also subject to limitations on, among other things, payment of dividends, disposition of assets and incurrence of additional indebtedness. We are required to pledge the stock of our subsidiaries as collateral for the repayment of our obligations under the credit agreement. At December 31, 1998, we had approximately $28.9 million of outstanding letters of credit and $11.3 million of outstanding borrowings under our credit facility. As a result, at December 31, 1998, our remaining credit availability under the credit agreement was approximately $19.8 million. We are currently in the process of amending the credit agreement to increase the credit facility from $60 million to $90 million. We cannot assure you that the credit facility will be increased.


Market Risk

     We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of our investments. We have not entered into interest rate caps or collars or other hedging instruments.

     Our exposure to changes in interest rates is limited to borrowings under revolving credit agreements, which have variable interest rates tied to the prime and LIBOR rates. The weighted average annual interest rate of these credit agreements and bank note payables was 8.25% at December 31, 1998. In addition, we had debt with fixed annual rates of interest of 7.0% totaling $10.8 million at December 31, 1998. We estimate that the fair value of each of our debt instruments approximated its market value at December 31, 1998.

     We are subject to fluctuations in the value of the Canadian dollar vis-a-vis the U.S. dollar. Our investment in our Canadian operations is not significant and the fair value of the assets and liabilities of these operations at December 31, 1998 approximated their fair value.


Year 2000 Compliance

     The Year 2000 Problem. Many IT hardware and software systems and non-IT systems containing embedded technology, such as microcontrollers and microchip processors, can only process dates with six digits, for example, 03/17/98, instead of eight digits, for example, 03/17/1998. This limitation may cause IT systems and non-IT systems to experience problems processing information with dates after December 31, 1999. For example, 01/01/00 could be processed as 01/01/2000 or 01/01/1900. There could also be problems with other dates, such as September 9, 1999, which was a date traditionally used as a default date by computer programmers. These problems may cause IT systems and non-IT systems to suffer miscalculations, malfunctions or disruptions. These problems are commonly referred to as "Year 2000" problems. In late 1997, we began our audit, testing and remediation project to assess our exposure to Year 2000 problems both because of our own IT systems and non-IT systems and because of the systems of our significant vendors, including those who process and disburse student financial aid for us. The discussion below details our efforts to ensure Year 2000 compliance.

     Our State of Readiness. Through our audit, testing and remediation project, we have identified and evaluated the readiness of our IT systems and non-IT systems, which, if not Year 2000 compliant, could have a material adverse effect on us. We held planning strategy sessions in the first quarter of 1998 and conducted our Year 2000 audits, upgrade assessments and budget alignments during the remainder of 1998. Our evaluation indicated that our administrative IT systems are Year 2000 compliant, but identified the following areas of concern:

  .  our accounting and financial reporting system

  .  our student database system

  . the systems of third party vendors which process student financial aid applications and loans for us

  . the Department of Education's systems for processing and disbursing student financial aid

  .  financial institutions which provide loans to our students

     Based on our assessment and vendors' representations, we believe that the financial and accounting systems, including those necessary for financial aid, of our significant third party vendors will be Year 2000 compliant by mid-year 1999.

     We believe that the material non-IT systems that we control are Year 2000 compliant and have begun the process of surveying our landlords, utility providers and other providers of non-IT systems to confirm that such systems are compliant. We expect to complete this process in the second quarter of 1999.

     We also expect that all of our Year 2000 testing will be completed by the second quarter of 1999.

     The Risks Associated with Our Year 2000 Issues. Although we are unable at this time to quantify with certainty our internal costs resulting from our Year 2000 problems, we do not believe that the cost of remediating our internal Year 2000 problems or the lost opportunity costs arising from any necessary diversion of our personnel to Year 2000 problems will have a material adverse effect on our business, results of operations or financial condition. We estimate that the cost of replacing non-compliant servers and desktop computers to be approximately $200,000. Alternatively, we estimate that the cost of upgrading such servers and desktop computers to be approximately $100,000. The choice to replace or upgrade these servers and computers will be made on a case-by-case basis.

     We believe the greatest Year 2000 compliance risk, in terms of magnitude, is that the Department of Education may fail to complete its remediation efforts in a timely manner and federal student financial aid funding for our students could be interrupted for a period of time. During any such time, students may not be able to pay their tuition in a timely matter. Because we derive approximately 70% of our revenue from U.S. federal student financial aid programs, such delay is likely to have a material adverse effect on our business, results of operations and financial condition. Other than public comments provided by the

Department of Education that contingency plans have been drafted and will be tested by March 31, 1999, we are unable to predict the likelihood of this risk occurring. According to the Department of Education, its systems should be brought into certifiable compliance by the end of March, 1999.

     Contingency Plans. At this time, we expect to be Year 2000 compliant and are satisfied that our significant vendors are or will be compliant. However, to avoid interruptions of our operations, we have begun developing contingency plans in the event that we experience any Year 2000 problems. With respect to IT-systems, we have distributed guidelines to each of our campuses regarding data backup practices to store the information for our critical business processes in case any of them experience Year 2000 problems. Our contingency plan with respect to the material non-IT systems that we control includes, among other things, investigating the availability and replacement cost of such non-IT systems that have Year 2000 problems, isolating such systems that are not Year 2000 compliant so that they do not affect other systems and adjusting the clocks on such non-IT systems that are not date sensitive. We do not believe that the total costs of such Year 2000 compliance activities will be material.

Special Note Regarding Forward-Looking Statements

     This Form 10-K contains certain statements which reflect our expectations regarding our future growth, results of operation, performance and business prospects and opportunities. Wherever possible, words such as "anticipate," "believe," "plan," "expect" and similar expressions have been used to identify these "forward-looking" statements. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to risks and uncertainties which could cause our actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. These risks and uncertainties include implementation of our operating and growth strategy, risks inherent in operating private for-profit postsecondary education institutions, risks associated with general economic and business conditions, charges and costs related to acquisitions, and our ability to: successfully integrate our acquired institutions and continue our acquisition strategy, attract and retain students at our institutions, meet regulatory and accrediting agency requirements, compete with enhanced competition and new competition in the education industry, and attract and retain key employees and faculty. We are not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated balance sheets are as of December 31, 1998 and 1997 and the consolidated statements of operations, cash flows and stockholders' investment are for each of the years ended December 31, 1998, 1997 and 1996:

  Report of Independent Public Accountants, page F-1.

  Consolidated Balance Sheets, page F-2.

  Consolidated Statements of Operations, page F-5.

  Consolidated Statements of Cash Flows, page F-7.

  Consolidated Statements of Stockholders' Investment, page F-8.

  Notes to Consolidated Financial Statements, page F-10.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information in response to this item is incorporated by reference from the sections captioned "PROPOSAL NO. 1--ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" of the definitive Proxy Statement to be filed in connection with our 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement").


ITEM 11.  EXECUTIVE COMPENSATION

     The information in response to this item is incorporated by reference from the section of the 1999 Proxy Statement captioned "EXECUTIVE COMPENSATION AND CERTAIN TRANSACTIONS."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in response to this item is incorporated by reference from the section of the 1999 Proxy Statement captioned "SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in response to this item is incorporated by reference from the sections of the 1999 Proxy Statement captioned "EXECUTIVE COMPENSATION AND CERTAIN TRANSACTIONS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
     (a) The following documents are filed as part of this Form 10-K or incorporated by reference as set forth below:

          1. Financial Statements of Career Education Corporation and its subsidiaries.

             Report of Independent Public Accountants, page F-1.

             Consolidated Balance Sheets at December 31, 1998 and 1997, page
             F-2.

             Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996, page F-5.

             Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996, page F-7.

             Consolidated Statements of Stockholders' Investment for the years ended December 31, 1998, 1997 and 1996, page F-8.

             Notes to Consolidated Financial Statements, page F-10.

          2. Financial Statement Schedules:

             Report of Independent Public Accountants, page S-1.

             Valuation and Qualifying Accounts, page S-2.

          3. (a)  Exhibits:

                 *2.1 Asset Purchase Agreement dated as of September 30, 1996, among the Registrant, WCI Acquisition, Ltd., Phillips Educational Group of Portland, Inc., and Phillips Colleges, Inc. Schedules and exhibits to this Asset Purchase Agreement have not been included herewith, but will be furnished supplementally to the Commission upon request.

                 *2.2 Stock Sale Agreement dated as of April 7, 1997, between K-III Prime Corporation, Inc. and the Company. Schedules and exhibits to this Stock Sale Agreement have not been included herewith, but will be furnished supplementally to the Commission upon request.

                 *2.3 Stock Purchase Agreement dated as of June 30, 1997, among IAMD Acquisition I, Ltd. and Clem Stein, Jr., Marion Stein, Leonard Rutstein, Barbara Ann Scott King, Thomas
                       V. King, William W. Wirtz and David Powell. Schedules and exhibits to this Stock Purchase Agreement have not been included herewith but will be furnished supplementally to the Commission upon request.

                 *2.4 Share Purchase Agreement dated as of June 30, 1997, among the Company and Clem Stein, Jr., Leonard Rutstein, Barbara Ann

                       Scott King and Lawrence N. Gross. Schedules and exhibits to this Share Purchase Agreement have not been included herewith, but will be furnished supplementally to the Commission upon request.

               **2.5 Asset Purchase Agreement dated as of July 1, 1998 by and among Scottsdale Institute, Inc., an Arizona corporation, The Frank G. and Elizabeth S. Leite Revocable Trust dated April 14, 1992, Frank G. Leite and Elizabeth S. Leite, and SCI Acquisition I, Ltd., a Delaware Corporation. Schedules and exhibits to this Asset Purchase Agreement have not been included herewith, but will be furnished supplementally to the Commission upon request.

                +3.1 Amended and Restated Certificate of Incorporation of the Company.

                +3.2   Amended and Restated By-laws of the Company.

                *4.1   Form of specimen stock certificate representing Common
                       Stock.

              ***4.2 Credit Agreement dated as of October 26, 1998 among the Company, as borrower, the Co-Borrowers named therein, the lenders named therein, LaSalle National Bank, as administrative agent and The Bank of Nova Scotia as foreign currency agent. Schedules and exhibits to this Credit Agreement have not been included herewith, but will be furnished supplementally to the Commission upon request.

               *10.1 Career Education Corporation 1995 Stock Option Plan, as amended.

               *10.2 Form of Option Agreement under the Company's 1995 Stock Option Plan.

               *10.3 Career Education Corporation 1998 Employee Incentive Compennsation Plan.

               *10.5 Career Education Corporation 1998 Non-Employee Directors' Stock Option Plan.

               *10.6 Form of Option Agreement under the Company's 1998 Non-Employee Directors' Stock Option Plan.

               *10.7 Career Education Corporation 1998 Employee Stock Purchase Plan.

               *10.8 Amended and Restated Option Agreement dated as of July 31, 1995, between the Company and John M. Larson, and Amendment thereto dated as of October 20, 1997.

               *10.9 Supplemental Option Agreement dated July 31, 1995, between the Company and John M. Larson.

              *10.10 Amended and Restated Option Agreement dated as of July 31, 1995, between the Company and Robert E. Dowdell, and Amendment thereto dated as of October 20, 1997.

              *10.11 Employment and Non-Competition Agreement dated as of October 9, 1997, between the Company and John M. Larson.

   *10.12      Form of Indemnification Agreement for Directors and Executive
               Officers.

   *10.13 Career Education Corporation Amended and Restated Stockholders' Agreement dated as of July 31, 1995, as amended on February 28, 1997 and May 30, 1997.

   *10.14 Registration Rights Agreement dated as of July 31, 1995, between the Company, Electra Investment Trust P.L.C. and Electra Associates, Inc., and Amendment No. 1 thereto.

   *10.15 Securities Purchase Agreement dated as of July 31, 1995 among the Company, Electra Investment Trust P.L.C. and Electra Associates, Inc. (the "Electra 1995 Agreement").

   *10.16 Securities Purchase Agreement dated as of February 28, 1997, among the Company, Heller Equity Capital Corporation, Electra Investment Trust P.L.C., Robert E. Dowdell, John M. Larson, Wallace O. Laub and Constance L. Laub and William A. Klettke (the "February 1997 Agreement").

   *10.17 Securities Purchase Agreement dated as of May 30, 1997 among the Company, Heller Equity Capital Corporation, Electra Investment Trust P.L.C. and William A. Klettke (the "May 1997 Agreement").

   *10.18 Form of Management Fee Agreement between the Company and each of its subsidiaries.

   *10.19 Form of Tax Sharing Agreement between the Company and each of its subsidiaries.

   +10.20 Registration Rights Agreement between the Company and Heller Equity Capital Corporation.

   +10.21 Agreement between the Company and Heller Equity Capital Corporation, regarding designation of directors of the Company.

  ++10.22 Stock Purchase Agreement dated as of November 25, 1998 by and between the Company and Robert C. Marks and the Robert C. Marks Trust dated October 9, 1997.

    ***21      Subsidiaries of the Company.

     23.1 Consent of Arthur Andersen LLP with respect to financial statements of Career Education Corporation and Subsidiaries.

       27      Financial Data Schedule.
__________________
* Incorporated herein by reference to our Registration Statement on Form S-1, effective as of January 28, 1998.
** Incorporated herein by reference to our Report on Form 8-K dated August 14, 1998.
*** Incorporated herein by reference to our Registration Statement on Form S-1, effective as of March 17, 1999.
+ Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 1997.
++ Incorporated herein by reference to our Report on Form 8-K dated January 19, 1999.

               (b)  Reports on Form 8-K:

                    During the last quarter of the period covered by this Form 10-K, we did not file any Current Reports on Form 8-K.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March, 1999.

                              CAREER EDUCATION CORPORATION


                              By:           /s/ WILLIAM A. KLETTKE
                                    ----------------------------------------
                                    William A. Klettke, Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

       Signature                                Title                                Date
       ---------                                -----                                ----

   /s/ JOHN M. LARSON       President, Chief Executive Officer (Principal       March 18, 1999
------------------------    Executive Officer) and a Director
     John M. Larson

 /s/ WILLIAM A. KLETTKE     Senior Vice President and Chief Financial Officer   March 18, 1999
------------------------    (Principal Financial and Accounting Officer)
   William A. Klettke

  /s/ ROBERT E. DOWDELL     Director                                            March 18, 1999
------------------------
    Robert E. Dowdell

  /s/ THOMAS B. LALLY       Director                                            March 18, 1999
------------------------
    Thomas B. Lally

  /s/ WALLACE O. LAUB       Director                                            March 18, 1999
------------------------
    Wallace O. Laub

   /s/ KEITH K. OGATA       Director                                            March 18, 1999
------------------------
    Keith K. Ogata

  /s/ PATRICK K. PESCH      Director                                            March 18, 1999
------------------------
    Patrick K. Pesch

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Career Education Corporation:

   We have audited the accompanying consolidated balance sheets of CAREER EDUCATION CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Career Education Corporation and Subsidiaries as of December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

   As described in Note 4 to the consolidated financial statements, effective January 1, 1998, the Company adopted the provisions of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities."

Arthur Andersen LLP

Chicago, Illinois
January 29, 1999

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                              December 31,
                                                          ---------------------
                                                            1998     1997
                                                          -------- --------
                         ASSETS
CURRENT ASSETS:
  Cash................................................... $ 23,548 $ 18,906
  Receivables--
    Students, net of allowance for doubtful accounts of
     $2,127 and $1,516 at December 31, 1998 and 1997,
     respectively........................................   11,408   10,812
    Other................................................      999    1,346
  Inventories, prepaid expenses and other current assets.    4,514    2,232
  Deferred offering costs................................      --     2,900
  Deferred income tax assets.............................      459      406
                                                          -------- --------
      Total current assets...............................   40,928   36,602
                                                          -------- --------
PROPERTY AND EQUIPMENT, net .............................   46,403   45,555
INTANGIBLE ASSETS, net...................................   42,645   33,579
DEFERRED INCOME TAX ASSETS...............................      865      --
OTHER ASSETS.............................................    2,046    1,881
                                                          -------- --------
TOTAL ASSETS............................................. $132,887 $117,617
                                                          ======== ========



  The accompanying notes are an integral part of these consolidated financial statements.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                             (Dollars in thousands)

                                                               December 31,
                                                             -------------------
                                                             1998    1997
                                                            ------- -------
         LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Current maturities of long-term debt..................... $   317 $ 3,888
  Accounts payable.........................................   2,425   3,580
  Accrued expenses--
    Payroll and related benefits...........................   2,944   1,605
    Offering costs.........................................     --    2,447
    Other..................................................   9,089   3,800
  Deferred tuition revenue.................................  10,159   7,476
                                                            ------- -------
      Total current liabilities............................  24,934  22,796
                                                            ------- -------
LONG-TERM DEBT, net of current maturities..................  22,300  60,147
OTHER LONG-TERM LIABILITIES................................   1,017     703
DEFERRED INCOME TAX LIABILITIES............................     --    1,215
COMMITMENTS AND CONTINGENCIES..............................
REDEEMABLE PREFERRED STOCK AND WARRANTS
  Redeemable Series A preferred stock, $0.01 par value;
   no shares authorized or outstanding at December 31, 1998;
   50,000 shares authorized; 7,852 shares outstanding
   at December 31, 1997, at liquidation value
   (stated value plus accumulated dividends)...............     --   10,112
  Redeemable Series B preferred stock, $0.01 par value;
   no shares authorized or outstanding at December 31, 1998;
   1,000 shares authorized; no shares outstanding
   at December 31, 1997....................................     --      --
  Redeemable Series C preferred stock, $0.01 par value;
   no shares authorized or outstanding at December 31, 1998;
   5,000 shares authorized; 4,954 shares outstanding at
   December 31, 1997, at liquidation value (stated value
   plus accumulated dividends).............................     --    4,784
  Redeemable Series D preferred stock, $0.01 par value; no
   shares authorized or outstanding at December 31, 1998;
   25,000 shares authorized; 22,500 shares outstanding at
   December 31, 1997, at liquidation value (stated value
   plus accumulated dividends).............................     --   22,175
  No warrants outstanding at December 31, 1998; warrants
   exercisable into 202,297 shares of Class D common stock
   at December 31, 1997, at an exercise price of $0.01 per
   share, at estimated redemption value....................     --    2,659
  No warrants outstanding at December 31, 1998; warrants
   exercisable into 32,947 shares of Class E common stock
   at December 31, 1997, at an exercise price of $0.01 per
   share, at estimated redemption value....................     --      430
                                                            ------- -------
      Total redeemable preferred stock and warrants........     --   40,160
                                                            ------- -------

  The accompanying notes are an integral part of these consolidated financial statements.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                             (Dollars in thousands)

                                                            December 31,
                                                        -----------------------
                                                          1998      1997
                                                        --------  --------
STOCKHOLDERS' INVESTMENT:
  Common stock, $0.01 par value; 50,000,000 shares
   authorized; 7,152,896 shares issued and outstanding
   at December 31, 1998................................ $     72  $    --
  Class A common stock, $0.01 par value; no shares
   authorized or outstanding at December 31, 1998;
   5,625,600 shares authorized; 49,224 shares issued
   and outstanding at December 31, 1997................      --          1
  Class B common stock, $0.01 par value; no shares
   authorized or outstanding at December 31, 1998;
   937,600 shares authorized; 47,818 shares issued and
   outstanding at December 31, 1997....................      --          1
  Class C common stock, $0.01 par value; no shares
   authorized or outstanding at December 31, 1998;
   937,600 shares authorized; 655,382 shares issued and
   outstanding at December 31, 1997....................      --          7
  Class D common stock, $0.01 par value; no shares
   authorized or outstanding at December 31, 1998;
   937,600 shares authorized; no shares issued and
   outstanding at December 31, 1997....................      --        --
  Class E common stock, $0.01 par value; no shares
   authorized or outstanding at December 31, 1998;
   1,875,200 shares authorized; 16,380 shares issued
   and outstanding at December 31, 1997................      --        --
  Preferred stock, $0.01 par value, 1,000,000 shares
   authorized, no shares issued and outstanding at
   December 31, 1998...................................      --        --
  Warrants.............................................      --      4,777
  Additional paid-in capital...........................   95,481        71
  Accumulated other comprehensive income...............     (822)     (297)
  Accumulated deficit..................................  (10,095)  (11,964)
                                                        --------  --------
      Total stockholders' investment...................   84,636    (7,404)
                                                        --------  --------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT......... $132,887  $117,617
                                                        ========  ========


 The accompanying notes are an integral part of these consolidated statements.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (In thousands)

                                                        For the Years Ended
                                                            December 31,
                                                      --------------------------
                                                        1998     1997     1996
                                                      --------  -------  -------
REVENUE:
 Tuition and registration fees, net.................  $132,926  $74,842  $29,269
 Other, net.........................................    11,306    7,756    4,311
                                                      --------  -------  -------
     Total net revenue..............................   144,232   82,598   33,580
OPERATING EXPENSES:
 Educational services and facilities................    57,151   34,620   14,404
 General and administrative.........................    63,856   37,542   14,622
 Depreciation and amortization......................    12,163    8,121    2,134
 Compensation expense related to the initial public
  offering..........................................     1,961      --       --
                                                      --------  -------  -------
     Total operating expenses.......................   135,131   80,283   31,160
                                                      --------  -------  -------
     Income from operations.........................     9,101    2,315    2,420
INTEREST EXPENSE....................................     1,250    3,108      717
                                                      --------  -------  -------
     Income (loss) before provision for income
      taxes, extraordinary item and cumulative
      effect of change in accounting principle......     7,851     (793)   1,703
PROVISION (BENEFIT) FOR INCOME TAXES................     3,350     (331)     208
                                                      --------  -------  -------
     Income (loss) before extraordinary item and
      cumulative effect of change in accounting
      principle.....................................     4,501     (462)   1,495
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT,
 net of taxes of $233...............................       --      (418)     --
                                                      --------  -------  -------
     Income (loss) before cumulative effect of
      change in accounting principle................     4,501     (880)   1,495
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
 net of taxes of $149...............................      (205)     --       --
                                                      --------  -------  -------
NET INCOME (LOSS)...................................  $  4,296  $  (880) $ 1,495
                                                      ========  =======  =======




 The accompanying notes are an integral part of these consolidated statements.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS--(continued)
                    (In thousands, except per share amounts)

                                                        For the Years Ended
                                                           December 31,
                                                       -----------------------
                                                        1998    1997     1996
                                                       ------  -------  ------
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS:
  Income (loss) before extraordinary item and
   cumulative effect of change in accounting
   principle.........................................  $4,501  $  (462) $1,495
  Dividends on preferred stock.......................    (274)  (2,159) (1,128)
  Accretion to redemption value of preferred stock
   and warrants......................................  (2,153)  (6,268)   (230)
                                                       ------  -------  ------
     Income (loss) before extraordinary item and
      cumulative effect of change in accounting
      principle attributable to common stockholders..   2,074   (8,889)    137
  Extraordinary loss.................................     --      (418)    --
  Cumulative effect of change in accounting
   principle.........................................    (205)     --      --
                                                       ------  -------  ------
     Net income (loss) attributable to common
      stockholders...................................  $1,869  $(9,307) $  137
                                                       ======  =======  ======
INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON
 STOCKHOLDERS:
  Basic--
   Income (loss) before extraordinary item and
    cumulative effect of change in accounting
    principle........................................  $ 0.32  $(11.58) $ 0.18
   Extraordinary loss................................     --     (0.54)    --
   Cumulative effect of change in accounting
    principle........................................   (0.03)     --      --
                                                       ------  -------  ------
     Net income (loss)...............................  $ 0.29  $(12.12) $ 0.18
                                                       ======  =======  ======
  Diluted--
   Income (loss) before extraordinary item and
    cumulative effect of change in accounting
    principle........................................  $ 0.30  $(11.58) $ 0.13
   Extraordinary loss................................     --     (0.54)    --
   Cumulative effect of change in accounting
    principle........................................   (0.03)     --      --
                                                       ------  -------  ------
     Net income (loss)...............................  $ 0.27  $(12.12) $ 0.13
                                                       ======  =======  ======
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic..............................................   6,521      768     761
                                                       ======  =======  ======
  Diluted............................................   6,797      768   1,030
                                                       ======  =======  ======


 The accompanying notes are an integral part of these consolidated statements.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                       For the Year Ended
                                                          December 31
                                                    --------------------------
                                                     1998      1997     1996
                                                    -------  --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)................................ $ 4,296  $   (880) $ 1,495
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating
   activities--
    Depreciation, amortization and debt discount...  12,163     8,239    2,188
    Warrants issued to a bank......................     --        180      --
    Deferred income taxes..........................  (1,311)   (1,013)    (208)
    Extraordinary loss on early extinguishment of
     debt..........................................     --        418      --
    Cumulative effect of change in accounting
     principle.....................................     205       --       --
    Compensation expense related to options........   2,212       --       --
    Gain on sale of property and equipment.........     (14)      --       --
    Changes in operating assets and liabilities,
     net of acquisitions--
      Receivables, net.............................  (4,237)   (5,208)     385
      Inventories, prepaid expenses and other
       current assets..............................     814    (3,959)    (237)
      Deposits and other non-current assets........    (352)      --       --
      Accounts payable.............................  (1,383)    4,808     (138)
      Accrued expenses and other liabilities.......   8,031       392      752
      Deferred tuition revenue.....................   1,803    (3,171)   1,038
                                                    -------  --------  -------
        Net cash provided by (used in) operating
         activities................................  22,227      (194)   5,275
                                                    -------  --------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisitions, net of cash...............  (5,860)  (39,855)  (8,250)
  Acquisition and financing transaction costs......    (372)   (1,516)     --
  Purchase of property and equipment, net..........  (6,383)   (3,822)  (1,231)
  Other assets.....................................     (73)      (21)     (37)
  Proceeds from sale of property and equipment.....     332       --       --
                                                    -------  --------  -------
        Net cash used in investing activities...... (12,356)  (45,214)  (9,518)
                                                    -------  --------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock.........................  52,765        30      --
  Issuance of warrants.............................     --      4,789      --
  Issuance of redeemable preferred stock and
   warrants........................................     --     17,556      --
  Dividends paid on preferred stock................     (47)     (495)    (495)
  Equity and debt financing costs..................  (7,085)   (1,021)    (553)
  Book overdraft...................................     --       (683)     683
  Payments of long-term debt.......................  (8,295)     (513)  (1,309)
  Net proceeds from (payments on) revolving credit
   facility........................................     --     (8,239)   1,500
  Proceeds from term loan facility.................     --      3,400    8,250
  Repayments of term loan facility.................     --    (11,650)     --
  Net proceeds from (payments on) revolving loans
   under Credit Agreement.......................... (28,735)   39,985      --
  Proceeds from issuance of term loans under Credit
   Agreement.......................................     --     15,000      --
  Payments on term loans under Credit Agreement.... (13,500)   (1,500)     --
                                                    -------  --------  -------
        Net cash provided by (used in) financing
         activities................................  (4,897)   56,659    8,076
                                                    -------  --------  -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH............    (332)     (143)     --
                                                    -------  --------  -------
NET INCREASE IN CASH...............................   4,642    11,108    3,833
CASH, beginning of year............................  18,906     7,798    3,965
                                                    -------  --------  -------
CASH, end of year.................................. $23,548  $ 18,906  $ 7,798
                                                    =======  ========  =======


 The accompanying notes are an integral part of these consolidated statements.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                                                      Common Stock
                    -------------------------------------------------------------------------------------------------------------
                        Class A           Class B            Class C            Class D          Class E          Common Stock
                    ----------------  ----------------  ------------------  ---------------- ----------------  ------------------
                    5,625,600  $0.01   937,600   $0.01   937,600    $0.01    937,600   $0.01 1,875,200  $0.01  50,000,000  $0.01
                      Shares    Par     Shares    Par     Shares     Par      Shares    Par    Shares    Par     Shares     Par
                    Authorized Value  Authorized Value  Authorized  Value   Authorized Value Authorized Value  Authorized  Value
                    ---------- -----  ---------- -----  ---------- -------  ---------- ----- ---------- -----  ---------- -------
BALANCE, December
31, 1995...........   49,224   $ 492    47,818   $ 478    655,382  $ 6,554     --      $--      7,726   $  78        --   $   --
 Net income........      --      --        --      --         --       --      --       --        --      --         --       --
 Issuance of
 stock.............      --      --        --      --         --       --      --       --      7,726      77        --       --
 Dividends paid....      --      --        --      --         --       --      --       --        --      --         --       --
 Dividends on
 preferred stock
 for the year......      --      --        --      --         --       --      --       --        --      --         --       --
 Preferred stock
 and warrant
 accretion.........      --      --        --      --         --       --      --       --        --      --         --       --
                     -------   -----   -------   -----   --------  -------     ---     ----   -------   -----  ---------  -------
BALANCE, December
31, 1996...........   49,224     492    47,818     478    655,382    6,554     --       --     15,452     155        --       --
 Net loss..........      --      --        --      --         --       --      --       --        --      --         --       --
 Foreign currency
 translation.......
   Total
   comprehensive
   income..........
 Issuance of
 warrants..........      --      --        --      --         --       --      --       --        --      --         --       --
 Exercise of
 warrants..........      --      --        --      --         --       --      --       --        928       9        --       --
 Dividends paid....      --      --        --      --         --       --      --       --        --      --         --       --
 Dividends on
 preferred stock...      --      --        --      --         --       --      --       --        --      --         --       --
 Preferred stock
 and warrant
 accretion.........      --      --        --      --         --       --      --       --        --      --         --       --
                     -------   -----   -------   -----   --------  -------     ---     ----   -------   -----  ---------  -------
BALANCE, December
31, 1997...........   49,224     492    47,818     478    655,382    6,554     --       --     16,380     164        --       --
 Net income........      --      --        --      --         --       --      --       --        --      --         --       --
 Foreign currency
 translation.......      --      --        --      --         --       --      --       --        --      --         --       --
   Total
   comprehensive
   income..........
 Preferred stock
 and warrant
 accretion.........      --      --        --      --         --       --      --       --        --      --         --       --
 Dividends.........      --      --        --      --         --       --      --       --        --      --         --       --
 Compensatory
 options...........      --      --        --      --         --       --      --       --        --      --         --       --
 Conversion of
 preferred and
 common stock......  (49,224)   (492)  (47,818)   (478)  (655,382)  (6,554)    --       --    (16,380)   (164) 3,192,037   31,920
 Issuance of
 common stock......      --      --        --      --         --       --      --       --        --      --   3,288,279   32,883
 Warrants
 exercised.........      --      --        --      --         --       --      --       --        --      --     657,267    6,573
 Options
 exercised.........      --      --        --      --         --       --      --       --        --      --      15,313      153
                     -------   -----   -------   -----   --------  -------     ---     ----   -------   -----  ---------  -------
BALANCE, December
31, 1998...........      --    $ --        --    $ --         --   $   --      --      $--        --    $ --   7,152,896  $71,529
                     =======   =====   =======   =====   ========  =======     ===     ====   =======   =====  =========  =======
                     Total
                    Amount
                    -------
BALANCE, December
31, 1995........... $ 7,602
 Net income........     --
 Issuance of
 stock.............      77
 Dividends paid....     --
 Dividends on
 preferred stock
 for the year......     --
 Preferred stock
 and warrant
 accretion.........     --
                    -------
BALANCE, December
31, 1996...........   7,679
 Net loss..........     --
 Foreign currency
 translation.......
   Total
   comprehensive
   income..........
 Issuance of
 warrants..........     --
 Exercise of
 warrants..........       9
 Dividends paid....     --
 Dividends on
 preferred stock...     --
 Preferred stock
 and warrant
 accretion.........     --
                    -------
BALANCE, December
31, 1997...........   7,688
 Net income........     --
 Foreign currency
 translation.......     --
   Total
   comprehensive
   income..........
 Preferred stock
 and warrant
 accretion.........     --
 Dividends.........     --
 Compensatory
 options...........     --
 Conversion of
 preferred and
 common stock......  24,232
 Issuance of
 common stock......  32,883
 Warrants
 exercised.........   6,573
 Options
 exercised.........     153
                    -------
BALANCE, December
31, 1998........... $71,529
                    =======

 The accompanying notes are an integral part of these consolidated statements.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                         Preferred Stock   Warrants
                         ---------------- -----------               Accumulated
                         $0.01 par value,   Class E    Additional      Other                       Total
                         1,000,000 shares   Common       Paid-in   Comprehensive Accumulated   Stockholders'
                            authorized       Stock       Capital      Income       Deficit      Investment
                         ---------------- -----------  ----------- ------------- ------------  -------------
BALANCE, December 31,
 1995...................       $--        $       --   $    29,904   $     --    $ (2,793,833)  $(2,756,327)
  Net income............        --                --           --          --       1,494,666     1,494,666
  Issuance of stock.....        --                --        29,905         --             --         29,982
  Dividends paid........        --                --           --          --        (495,400)     (495,400)
  Dividends on preferred
   stock................        --                --           --          --        (632,417)     (632,417)
  Preferred stock and
   warrant accretion....        --                --           --          --        (229,975)     (229,975)
                               ----       -----------  -----------   ---------   ------------   -----------
BALANCE, December 31,
 1996...................        --                --        59,809         --      (2,656,959)   (2,589,471)
                               ----       -----------  -----------   ---------   ------------   -----------
  Net loss..............        --                --           --          --        (879,608)     (879,608)
  Foreign currency
   translation..........        --                --           --     (296,602)           --       (296,602)
                                                                                                -----------
    Total comprehensive
     income.............                                                                         (1,176,210)
  Issuance of warrants..        --          4,788,563          --          --             --      4,788,563
  Exercise of warrants..        --            (11,136)      11,127         --             --            --
  Dividends paid........        --                --           --          --        (495,400)     (495,400)
  Dividends on preferred
   stock................        --                --           --          --      (1,663,137)   (1,663,137)
  Preferred stock and
   warrant accretion....        --                --           --          --      (6,268,478)   (6,268,478)
                               ----       -----------  -----------   ---------   ------------   -----------
BALANCE, December 31,
 1997...................        --          4,777,427       70,936    (296,602)   (11,963,582)   (7,404,133)
                               ----       -----------  -----------   ---------   ------------   -----------
  Net income............        --                --           --          --       4,296,048     4,296,048
  Foreign currency
   translation..........        --                --           --     (525,238)           --       (525,238)
                                                                                                -----------
    Total comprehensive
     income.............                                                                          3,770,810
  Preferred stock and
   warrant accretion....        --                --           --          --      (2,152,834)   (2,152,834)
  Dividends.............        --                --           --          --        (274,424)     (274,424)
  Compensatory options..        --                --     2,171,635         --             --      2,171,635
  Conversion of
   preferred and common
   stock................        --                --    38,746,072         --             --     38,770,304
  Issuance of common
   stock................        --                --    45,786,186         --             --     45,819,069
  Warrants exercised....        --         (4,777,427)   8,540,301         --             --      3,769,447
  Options exercised.....        --                --       165,499         --             --        165,652
                               ----       -----------  -----------   ---------   ------------   -----------
BALANCE, December 31,
 1998...................       $--        $       --   $95,480,629   $(821,840)  $(10,094,792)  $84,635,526
                               ====       ===========  ===========   =========   ============   ===========

 The accompanying notes are an integral part of these consolidated statements.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

1. DESCRIPTION OF THE COMPANY

   Career Education Corporation ("CEC", collectively with its subsidiaries "we" or "our") owns and operates companies, which provide private, for-profit postsecondary education in North America. We operate 11 schools with 20 campuses that offer bachelor's degree, associate degree and non-degree programs in information technologies, visual communications and design technologies, business studies and culinary arts.

2. INITIAL PUBLIC OFFERING

   On February 4, 1998, we sold 3,277,500 shares of our common stock at $16.00 per share pursuant to an initial public offering ("IPO"). The net proceeds from the offering of $45.6 million were used to repay borrowings under the Credit Agreement (Note 6) totaling $41.5 million and amounts owed to former owners of acquired businesses of $4.1 million (Note 6) which were outstanding at that time. Prior to the consummation of the IPO, all outstanding shares of all series of preferred stock and accumulated dividends were converted into 2,423,485 shares of common stock and warrants (except for redeemable warrants exercisable into 32,947 shares of Class E common stock) to purchase 624,320 shares of common stock were exercised. Subsequent to December 31, 1997 and prior to the consummation of the IPO, we also authorized one class of preferred stock and one class of common stock, increased the number of authorized shares of common stock to 50,000,000 and completed a 9.376-for-1 stock split. The effect of the split has been retroactively reflected for all periods presented in the accompanying consolidated financial statements.

3. SIGNIFICANT ACCOUNTING POLICIES



 a. Principles of Consolidation

   The consolidated financial statements include the accounts of CEC and our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidation. The results of operations of all acquired businesses have been consolidated for all periods subsequent to the date of acquisition.

 b. Concentration of Credit Risk

   We extend unsecured credit for tuition to a significant portion of the students who are in attendance at the campuses operated by our subsidiaries. A substantial portion of credit extended to students is repaid through the students' participation in various federally funded financial aid programs under Title IV of the Higher Education Act of 1965, as amended ("Title IV Programs"). The following table presents the amounts and percentages of the Company's U.S. institutions' cash receipts collected from Title IV Programs for the years ended December 31, 1998, 1997 and 1996 (such amounts were determined based upon each U.S. institution's cash receipts for the twelve-month period ended December 31, pursuant to the regulations of the United States Department of Education ("DOE") at 34 C.F.R. (S) 600.5):

                                             For the Years Ended December 31,
                                           ------------------------------------
                                               1998        1997        1996
                                           ------------ ----------- -----------
      Total Title IV funding.............. $ 90,086,463 $54,963,232 $26,931,030
      Total cash receipts................. $132,552,679 $85,046,951 $38,036,509
      Total Title IV funding as a
       percentage of total cash receipts..          68%         65%         71%

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996


   We generally complete and approve the financial aid packet of each student who qualifies for financial aid prior to the student's beginning class in an effort to enhance the collectibility of our unsecured credit. Transfers of funds from the financial aid programs are made in accordance with DOE requirements. Changes in DOE funding of Title IV Programs could impact our ability to attract students.

 c. Marketing and Advertising Costs

   Marketing and advertising costs are expensed as incurred. Marketing and advertising costs included in general and administrative expenses were $16,915,000, $10,640,000 and $3,494,000 for the years ended December 31, 1998,
1997 and 1996, respectively.

 d. Inventories

   Inventories consisting principally of program materials, books and supplies are stated at the lower of cost, determined on a first-in, first-out basis, or market.

 e. Property and Equipment

   Property and equipment are stated at cost. Depreciation and amortization are recognized utilizing the straight-line method over the useful lives of the related assets. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over their estimated useful lives or lease terms, whichever is shorter. Maintenance, repairs and minor renewals and betterments are expensed; major improvements are capitalized. The estimated cost basis and useful lives of property and equipment at December 31, 1998 and 1997, are as follows (dollars in thousands):

                                                      December 31,
                                                     ---------------
                                                      1998    1997      Life
                                                     ------- ------- ----------
      Buildings..................................... $   846 $ 1,190   31 years
      Classroom equipment, courseware and other
       instructional materials......................  44,754  39,518 3-15 years
      Furniture, fixtures and equipment.............   7,722   7,768 3-10 years
      Leasehold improvements........................   7,266   4,325  1-7 years
      Vehicles......................................      17      17    5 years
                                                     ------- -------
                                                      60,605  52,818
      Less--Accumulated depreciation and
       amortization.................................  14,202   7,263
                                                     ------- -------
                                                     $46,403 $45,555
                                                     ======= =======

   The gross cost of assets recorded under capital leases included above amounts to $1,291,000 and $2,075,000 at December 31, 1998 and 1997,
respectively.

 f. Intangible Assets

   Intangible assets include the excess of cost over fair market value of identifiable assets acquired through the business purchases described in Note
5. Goodwill is being amortized on a straight-line basis over their estimated useful lives. Covenants not-to-compete entered into before 1997 are being amortized on a straight-line basis over their useful lives. Those entered into during and after 1997 are being amortized on an

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996

accelerated method over their estimated useful lives. At December 31, 1998 and 1997, the cost basis and useful lives of intangible assets consist of the following (dollars in thousands):

                                                        December 31,
                                                       --------------- Estimated
                                                        1998    1997     Lives
                                                       ------- ------- ---------
      Goodwill........................................ $38,080 $24,358  40 years
      Covenants not-to-compete........................  13,055  13,250 3-5 years
                                                       ------- -------
                                                        51,135  37,608
      Less--Accumulated amortization..................   8,490   4,029
                                                       ------- -------
                                                       $42,645 $33,579
                                                       ======= =======

   On an ongoing basis, we review intangible assets and other long-lived assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. To date, no such events or changes in circumstances have occurred. If such events or changes in circumstances occur, we will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset (or acquired business) are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

 g. Revenue Recognition

   Revenue is derived primarily from programs taught at our schools. Tuition revenue is recognized on a straight-line basis over the length of the applicable course. Dormitory and cafeteria revenues charged to students are recognized on a straight-line basis over the length of the students' program. Other dormitory and cafeteria revenues are recognized as earned. Textbook sales and other revenues are recognized as services are performed. If a student withdraws, future revenue is reduced by the amount of the refund due to the student. Refunds are calculated in accordance with federal, state and accrediting agency standards. Deferred tuition revenue represents the portion of payments received but not earned and is reflected as a current liability in the accompanying consolidated balance sheets as such amount is expected to be earned within the next year.

 h. Management's Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

 i. Income Taxes

   We file a consolidated federal income tax return and provide for deferred income taxes under the asset and liability method of accounting. This method requires the recognition of deferred income taxes based upon the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996


 j. Fair Value of Financial Instruments

   The carrying value of current assets and liabilities reasonably approximates their fair value due to their short maturity periods. The carrying value of our debt obligations reasonably approximates their fair value as the stated interest rate approximates current market interest rates of debt with similar terms.

 k. Accretion to Redemption Value of Preferred Stock and Warrants

   Accretion to redemption value of redeemable preferred stock and warrants represents the change in the redemption value of outstanding preferred stock and warrants, which is being accreted over the earliest period redemption can occur using the effective interest method. The redemption values are based on the estimated fair market values of the classes of stock and consider the amounts we have received for the sale of equity instruments, prices paid for acquired businesses and our operations.

 l. Income (Loss) Per Share Attributable to Common Stockholders

   We compute earnings per share in accordance with Financial Accounting Standard No. 128 "Earnings Per Share" which requires two calculations: basic earnings per share and diluted earnings per share. The calculations primarily differ by excluding dilutive common stock equivalents, convertible securities and contingently issuable securities using the treasury method, when computing basic earnings per share. The weighted average number of common shares used in determining basic and diluted net income (loss) per share attributable to common stockholders for the years ended December 31, 1998, 1997 and 1996 is as follows (in thousands):

                                                                 For the Years
                                                                 Ended December
                                                                      31,
                                                                ----------------
                                                                1998  1997 1996
                                                                ----- ---- -----
      Common shares outstanding (basic)........................ 6,521 768    761
      Common stock equivalents.................................   259 --     269
      Common stock contingently issuable.......................    17 --     --
                                                                ----- ---  -----
      Diluted.................................................. 6,797 768  1,030
                                                                ===== ===  =====

   For the year ended December 31, 1997, antidilutive common stock equivalents totaling 568,332 were excluded from diluted weighted average number of common shares outstanding.

   Supplemental pro forma diluted income (loss) before extraordinary item and cumulative effect of change in accounting principle and net income (loss) per share attributable to common stockholders, had the debt retirement in connection with the consummation of the IPO occurred at the beginning of the year, would have been $0.33 and $0.30, respectively, for the year ended December 31, 1998 and $(2.59) and $(2.73), respectively, for the year ended December 31, 1997. This earnings per share data is computed based upon historical information adjusted for the reduction in interest expense resulting from the application of net proceeds from the IPO to reduce our indebtedness and pro forma weighted average number of shares of common stock outstanding which reflect the assumed sale of common stock in the IPO resulting in net proceeds sufficient to pay indebtedness as described in Note 2.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996


 m. Stock-Based Compensation

   We account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) related to options and warrants issued to employees and directors. Expense associated with stock options and warrants issued to non-employees/non-directors is recorded in accordance with SFAS No. 123.

 n. Comprehensive Income

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for the reporting of comprehensive income. This pronouncement requires that all items recognized under accounting standards as components of comprehensive income, as defined in the pronouncement, be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. We have adopted SFAS No. 130 at December 31, 1998 and have restated the Statements of Stockholders' Investment for all periods presented to reflect comprehensive income and accumulated other comprehensive income.

 o. Foreign Currency Translation

   We acquired the International Academy of Design, an entity with operations in Canada, on June 30, 1997. At December 31, 1998 and 1997, revenues and expenses related to these operations have been translated at average exchange rates in effect at the time the underlying transactions occurred. Transaction gains or losses are included in income. Assets and liabilities of this subsidiary have been translated at the year-end exchange rate, with gains and losses resulting from such translation being included in stockholders' investment at December 31, 1998 and 1997.

  p. Supplemental Disclosures of Cash Flow Information

                                                             For the Year Ended
                                                                December 31
                                                             ------------------
                                                              1998   1997  1996
                                                             ------ ------ ----
CASH PAID FOR--
    Interest................................................ $1,534 $3,008 $407
    Taxes, excluding a refund of $900 in 1998...............  1,860  2,446   80
                                                             ====== ====== ====
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Accretion to redemption value of preferred stock and
   warrants................................................. $2,153 $6,268 $230
  Dividends on preferred stock added to liquidation value...    227  1,663  632
  Conversion of all Class A, B, C, and E common stock and
   all series of redeemable preferred stock into 3,192,037
   shares of common stock in connection with the IPO. Value
   of the redeemable preferred stock at the date of
   conversion............................................... 38,776    --   --
                                                             ====== ====== ====

  q. Segment Information

   We operate in one industry segment. Operations in geographic regions outside the United States are not significant.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996


4. CHANGE IN ACCOUNTING PRINCIPLE

   In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that all nongovernmental entities expense the costs of start-up activities (which include organization costs) as these costs are incurred. As prescribed by the literature, we adopted the provisions of SOP 98-5 in the fourth quarter of 1998, effective January 1, 1998, and recorded a net of tax charge of $205,000 representing the cumulative effect of the change in accounting principle.

5. BUSINESS ACQUISITIONS

Western Culinary Institute (Western)

   On October 21, 1996, we acquired certain assets and assumed certain liabilities of Western Culinary Institute, a wholly owned subsidiary of Phillips College, Inc. This acquisition was accounted for as a purchase and, accordingly, the purchased assets and assumed liabilities have been recorded at their estimated fair market values at the date of the acquisition. The purchase price, as adjusted, of approximately $7,477,000 exceeded the fair market value of net assets acquired, resulting in goodwill of approximately $646,000. In connection with the purchase, the former owner of the school entered into a four-year covenant not-to-compete agreement with us for a total price of $400,000. At closing, we paid $7,000,000 to the former owner with funds obtained through bank financing, assumed a $150,000 obligation and deposited $1,250,000 into escrow.

School of Computer Technology, Inc. (SCT)

   On February 28, 1997, through SCT Acquisition, Ltd., we acquired 100% of the outstanding shares of capital stock of School of Computer Technology, Inc. This acquisition was accounted for as a purchase and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair market values at the date of the acquisition. The purchase price, as adjusted, of approximately $4,944,000 exceeded the estimated fair market value of net assets acquired and liabilities assumed, resulting in goodwill of approximately $3,111,000. In connection with the purchase, we entered into a three-year covenant not-to-compete agreement with each of the former owners of the school for a total price of $1,750,000.

   At closing, we paid $400,000 to the former owners, deposited $5,000,000 into escrow, and assumed a $1,800,000 note payable due to the former owners. Funds paid were raised through the issuance of $2,000,000 of Series D preferred stock and warrants and $3,400,000 of bank borrowings. The note was paid subsequent to December 31, 1998.

The Katharine Gibbs Schools, Inc. (Gibbs)

   On May 31, 1997, we acquired 100% of the outstanding shares of capital stock of The Katharine Gibbs Schools, Inc. Gibbs has seven wholly-owned subsidiaries, each of which owns and operates separate campuses. This acquisition was accounted for as a purchase and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair market values at the date of the acquisition. The estimated fair market values of certain assets are based upon preliminary appraisal reports. The purchase price, as adjusted, of approximately $19,029,000 exceeded the fair market value of net assets acquired and liabilities assumed, resulting in goodwill of approximately $8,434,000. In connection with the purchase, we also entered into a covenant not-to-compete agreement with the former owner of the schools in exchange for $7,000,000. The covenant not-to-compete restricts the former owners' ability to own or operate some types of for-profit postsecondary schools for five years.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996


   At closing, we paid $5,400,000 to the former owner and deposited $18,850,000 into escrow with borrowings of $12,500,000 from a new bank financing arrangement and $15,000,000 which was raised through the issuance of Series D preferred stock.

International Academy of Merchandising & Design (IAMD)

   On June 30, 1997, through IAMD, Acquisition I, Ltd. we acquired 100% of the outstanding shares of capital stock of International Academy of Merchandising & Design for $3,000,000. Subsequent to the purchase, IAMD Acquisition I, Ltd. merged with and into International Academy of Merchandising & Design and assumed its name. In 1998, the purchase price was increased by approximately $4,700,000, pursuant to the earn-out provision in the purchase agreement. This acquisition was accounted for as a purchase and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair market values at the date of the acquisition. The purchase price exceeded the fair market value of net assets acquired and liabilities assumed, resulting in goodwill of approximately $8,395,000.

   In connection with the purchase, we also entered into covenant not-to-compete agreements with the former owners of the school in exchange for $2,000,000. The covenant not-to-compete restricts the former owners' ability to own or operate some types of for-profit postsecondary schools for four years.

   On June 30, 1997, we paid $100,000 to the former owners, issued $1,500,000 in notes payable to the former owners and issued letters of credit totaling $3,400,000 to secure amounts owed to the former owners to consummate these transactions. The funds to consummate these transactions were obtained through the issuance of Series D preferred stock and warrants and bank borrowings. The notes and amounts owed to former owners were paid upon the consummation of the IPO (Note 2).

International Academy of Design (IAD)

   On June 30, 1997, we purchased 100% of the capital stock of International Academy of Design for $6,500,000. This acquisition was accounted for as a purchase and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair market values at the date of the acquisition. The estimated fair market values of certain assets are based upon preliminary appraisal reports. The purchase price, subject to certain modifications, exceeded the fair market value of net assets acquired and liabilities assumed, resulting in goodwill of approximately $5,648,000.

   In connection with the purchase, we entered into covenant not-to-compete agreements with the former owners of the school in exchange for $2,000,000. The covenant not-to-compete restricts the former owners' ability to own or operate certain types of postsecondary vocational schools for four years.

   On June 30, 1997, we paid $3,820,000 to the former owners, deposited $2,120,000 into escrow, and issued $2,550,000 in notes payable to the former owners to consummate these transactions. The funds to consummate these transactions were obtained through the issuance of Series D preferred stock and warrants and bank borrowings. The notes were paid upon consummation of the IPO (Note 2).

Southern California School of Culinary Arts (SCSCA)

   On March 13, 1998, we purchased 100% of the outstanding shares of capital stock of Southern California School of Culinary Arts for $1,000,000. The acquisition was accounted for as a purchase and the purchase price exceeded the fair value of assets acquired and liabilities assumed resulting in goodwill of approximately $1,301,000.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996


Scottsdale Culinary Institute, Inc. (Scottsdale Culinary)

   On July 31, 1998, we acquired certain assets and assumed certain liabilities of Scottsdale Culinary Institute, Inc. for approximately $9,900,000. The acquisition was accounted for as a purchase and the purchase price exceeded the fair value of assets acquired and liabilities assumed, resulting in goodwill of approximately $7,900,000.

Harrington Institute of Interior Design, Inc. (Harrington)

   On January 4, 1999, we acquired 100% of the outstanding shares of capital stock of the Harrington Institute of Interior Design, Inc. for $3,300,000, subject to adjustment. The acquisition will be accounted for as a purchase, with the excess of the purchase price over the net assets acquired, currently estimated to be $2,800,000, recorded as goodwill.

Pro Forma Results of Operations

   The following unaudited pro forma results of operations (in thousands, except per share amounts) for the years ended December 31, 1998, 1997 and 1996, assume that the business acquisitions subsequent to January 1, 1996 described above occurred at the beginning of the year preceding the year of the acquisition. The pro forma results below are based on historical results of operations, include adjustments for depreciation, amortization, interest and taxes and do not necessarily reflect actual results that would have occurred.

                                                       For the Years Ended
                                                          December 31,
                                                    --------------------------
                                                      1998     1997     1996
                                                    -------- --------  -------
                                                           (Unaudited)
Net revenue........................................ $147,577 $111,310  $87,476
Income (loss) before extraordinary item and
 cumulative effect of change in accounting
 principle.........................................    4,565   (1,516)  (5,051)
Net income (loss)..................................    4,360   (1,934)  (5,051)
Income (loss) before extraordinary item and
 cumulative effect of change in accounting
 principle attributable to common stockholders.....    2,138   (9,944)  (6,409)
Net income (loss) attributable to common
 stockholders......................................    1,933  (10,362)  (6,409)
                                                    ======== ========  =======
Basic income (loss) per share attributable to
 common stockholders--
  Income (loss) before extraordinary item and
   cumulative effect of change in accounting
   principle....................................... $   0.33 $ (12.95) $ (8.42)
                                                    ======== ========  =======
Net income (loss).................................. $   0.30 $ (13.49) $ (8.42)
                                                    ======== ========  =======
Diluted income (loss) per share attributable to
 common stockholders--
  Income (loss) before extraordinary item and
   cumulative effect of change in accounting
   principle....................................... $   0.31 $ (12.95) $ (8.42)
                                                    ======== ========  =======
  Net income (loss)................................ $   0.28 $ (13.49) $ (8.42)
                                                    ======== ========  =======

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996


6. DEBT

   Our long-term debt at December 31, 1998 and 1997, consists of the following:

                                                                  December 31,
                                                                 ---------------
                                                                  1998    1997
                                                                 ------- -------
                                                                 (in thousands)
Borrowings under Credit Agreement with a syndicate of banks as discussed below--
  Revolving loans..............................................  $11,250 $39,985
  Term loans...................................................      --   13,500
Note payable to former owners of SCI, secured by bank letters
 of credit, bearing annual interest of 7%, currently payable...    9,029     --
Notes payable to former owners of SCT, bearing annual interest of 7%, principal due February 28, 2001, secured by bank letter
 of credit.....................................................    1,800   1,800
Notes payable to former owners of IAMD, bearing annual interest
 of 7%, repaid in connection with the IPO......................      --    1,500
Amounts due to former owners of IAMD non-interest bearing,
 repaid in connection with the IPO.............................      --    3,400
Notes payable to former owners of IAD bearing annual interest
 of 7%, repaid in connection with the IPO......................      --    2,550
Equipment under capital leases, secured by related equipment,
 discounted at a weighted average interest rate of 10.5%.......      523   1,279
Other..........................................................       15      21
                                                                 ------- -------
                                                                  22,617  64,035
Less--Current portion..........................................      317   3,888
                                                                 ------- -------
                                                                 $22,300 $60,147
                                                                 ======= =======

   On May 30, 1997, we entered into a new credit agreement (the "Credit Agreement") with a bank (syndicated on September 25, 1997) and prepaid approximately $21,187,000 of outstanding revolving credit notes, term loans and other obligations under our previous credit agreement with borrowings from term loans and revolving credit notes which were permitted under the Credit Agreement at that time. On October 26, 1998, the Credit Agreement was amended. We can borrow, under the amended Credit Agreement, up to $60,000,000 under a revolving credit facility ("Revolving Loans") and can obtain up to $35,000,000 in letters of credit, however, outstanding letters of credit reduce the revolving credit facility availability. The amended Credit Agreement matures on October 26, 2003. Borrowings under the amended Credit Agreement bear interest, payable quarterly, at the bank's prime rate plus 0.50% (8.25% at December 31, 1998) or at LIBOR plus 1.75% (6.85% at December 31, 1998), at our election. Interest rates are subject to change based upon our funded debt levels relative to consolidated earnings before interest, taxes, depreciation and amortization on a pro forma basis for the last four fiscal quarters. We are also required to pay annual commitment fees of 0.25% on unused availability under the revolver and 1.5% for unused letters of credit.

   At December 31, 1998, we had outstanding, $11,250,000 in revolving credit borrowings and outstanding letters of credit totaling approximately $28,935,000 (to meet certain Department of Education financial responsibility requirements and to guarantee certain purchase price payments) under the Credit Agreement. At December 31, 1998, all borrowings were at the bank's prime rate plus 0.50%.

   Under our previous bank credit agreement, which we entered into in 1995, (the "Agreement") we were permitted to borrow, on a consolidated basis, $8,000,000 under a revolving credit note and $12,000,000 through a term loan. On May 30, 1997, in connection with entering into the Credit Agreement and prepaying

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996

all amounts outstanding under the Agreement, we expensed prepayment penalty fees and unamortized deferred financing costs and recorded an extraordinary loss on the early extinguishment of debt of $651,000, net of related tax benefit of $233,000.

   CEC and our subsidiaries have collectively guaranteed repayment of amounts outstanding under the Credit Agreement. In addition, we have pledged the stock of our subsidiaries as collateral for repayment of the debt. We may voluntarily make principal prepayments. Mandatory principal prepayments are required if we generate excess cash flows, as defined, sell certain assets, or upon the occurrence of certain other events. Under the Credit Agreement we are limited in our ability to take certain actions, including paying dividends, as defined, selling or disposing of certain assets or subsidiaries, making annual rental payments in excess of 15% of consolidated revenues in any given year, and issuing subordinated debt in excess of $5,000,000, among other things. We are required to maintain certain financial ratios, including a quarterly interest coverage ratio of at least 1.75:1, certain levels of consolidated net worth, and funded debt to consolidated earnings before interest, taxes, depreciation, and amortization of 3.50:1, among others. At December 31, 1998, we were in compliance with the covenants of the Credit Agreement, as amended.

   We intend to refinance amounts owed to former owners of acquired businesses as noted above through availability under our Credit Agreement and, therefore, such amounts have been classified as long-term.

  At December 31, 1998, future annual principal payments of long-term debt are as follows (in thousands):

             1999............................. $   317
             2000.............................     153
             2001.............................   1,861
             2002.............................       7
             2003.............................  20,279
                                               -------
                                               $22,617
                                               =======

7. STOCKHOLDERS' INVESTMENT

   In connection with the consummation of the IPO on February 4, 1998, we amended and restated our certificate of incorporation to authorize a total of 50,000,000 shares of common stock ("Common Stock") and authorize 1,000,000 shares of preferred stock, with a par value of $0.01, and converted all classes of common stock described below into one class of Common Stock, with a par value of $0.01, at a rate of 9.376 shares of Common Stock for every share of existing common stock. The shares of common stock disclosed in these financial statements and notes hereto retroactively reflect this split.

   Prior to the IPO we had Class A, B, C, D, and E common stock. Class A and Class B common stock had voting rights while Class C, D and E common stock was nonvoting. Class B common stock was convertible into shares of Class A common stock at any time at the discretion of the holder at a ratio of 1:1. Class C common stock was convertible into shares of either Class A common stock or Class B common stock at any time at the discretion of the holder at a ratio of 1:1. Class D common stock was convertible into shares of Class A common stock, subject to certain restrictions. Class E common stock could only be converted into shares of Class A common stock upon the occurrence of certain events.

8. REDEEMABLE PREFERRED STOCK

   In connection with the IPO consummated on February 4, 1998, all classes of redeemable preferred stock described below were converted into 2,423,233 shares of Common Stock by dividing the liquidation value of preferred stock on that date (including all accrued paid-in-kind dividends) by $16.00, the initial public offering price of the common stock.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996


Series A

   Series A and D preferred stock had a stated value of $1,000 per share, and its holders were entitled to receive dividends at an annual rate of 7% of the liquidation value per share ($1,000 per share plus dividends as defined). Dividends were paid in equal semiannual installments on January 31 and July 31 of each year by increasing the liquidation value of the Series A and D preferred stock. The mandatory redemption value of the Series A and D preferred stock was increased to reflect these dividends.

   On February 28, 1997, we entered into a securities purchase agreement with existing common and preferred stockholders to raise funds for acquisitions. The securities purchase agreement gave the stockholders the right to purchase up to 7,500 shares of Series D preferred stock for $1,000 per share and receive warrants to purchase 83,671 shares of Class E common stock at an exercise price of $.01 per share. Under this securities purchase agreement, we issued 7,500 shares of Series D preferred stock and warrants to purchase 83,671 shares of Class E common stock to existing stockholders in connection with the acquisition of SCT and Gibbs. The proceeds were allocated to preferred stock and warrants based upon their relative market values after considering issuance costs.

   On May 30, 1997, we entered into another securities purchase agreement with existing common and preferred stockholders to raise funds for additional acquisitions. The securities purchase agreement gave the stockholders the right to purchase up to an additional 15,000 shares of Series D preferred stock for $1,000 per share and receive warrants to purchase 339,280 shares of Class E common stock at an exercise price of $.01 per share. Under this securities purchase agreement, we issued 15,000 shares of Series D preferred stock and warrants to purchase 339,280 shares of Class E common stock to existing stockholders in connection with the acquisitions of Gibbs, IAMD and IAD. The proceeds were allocated to preferred stock and warrants based upon their relative market values after considering issuance costs.

Series B

   Series B preferred stock had a stated value of $1,000 per share, and its holders were not entitled to any dividends on any outstanding shares.

Series C

   Series C preferred stock had a stated value of $1,000 per share, and its holders were entitled to receive cash dividends at an annual rate of 10% of the liquidation value per share ($1,000 per share plus undeclared dividends as defined). Dividends were payable in equal quarterly installments on each March 31, June 30, September 30 and December 31. To the extent dividends were declared and not paid, they were added to the liquidation value. The Company paid all dividends through December 31, 1997 on Series C preferred stock. In July 1996, we increased the number of authorized shares of Series C preferred stock and completed a 10-for-1 stock split. The stock split has been retroactively reflected in the accompanying financial statements.

9. REDEEMABLE WARRANTS

   In connection with the issuance of Series C preferred stock during 1995, we issued warrants exercisable into 237,072 shares of Class D common stock. These warrants were subject to adjustment, exercisable at any time, and had an exercise price of $.01 per share. These warrants were adjusted to be 202,297 based upon the results of our operations through December 31, 1997 and were exercised in connection with the IPO (Note 2) during 1998. We accreted the difference between the value of the warrants at the date of issuance and the IPO date using the effective interest method.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996


   In connection with our previous credit agreement (Note 6), we issued warrants exercisable into 20,618 shares (subject to adjustment under certain circumstances) of Class D common stock. The warrants were exercisable at any time and had an exercise price of $.01 per share. Based upon the terms and provisions of the credit and warrant agreements, we assigned a value (based upon the relative fair market value of the debt and warrants) of $79,997 to these warrants. The fair market value of the warrants was determined with reference to the exercise price of the warrants, the fair market value of our common stock at the date the warrants were issued (considering its recent sale of stock to third parties) and the period the warrants can be exercised. In connection with the sales of Series D preferred stock through the various securities purchase agreements, the warrants were exchanged for warrants (with similar put and call features) to purchase 20,618 shares of Class E common stock and also increased to include additional warrants to purchase 12,329 shares of Class E common stock. The value of these additional warrants, totaling approximately $180,000 (based upon a Black-Scholes option pricing model with assumptions as described in Note 10) was recorded as interest expense in 1997. The warrant holder exercised the warrants in 1998.

10. STOCK OPTIONS AND WARRANTS

Stock Options

   During 1994, certain stockholders were granted options to purchase up to a total of approximately 13.5% of the outstanding shares of our common stock. These options, which have an exercise price of $.10 per share, were to be earned and become exercisable based upon certain financial returns earned and realized in a cash payment by certain stockholders and are subject to other conditions. In July 1995, the option agreements were amended to reduce the total number of shares of common stock for which the options could be exercised to 11.5% of the outstanding shares, and a supplemental option agreement was entered into entitling one of these stockholders to purchase 20,618 shares of common stock at $0.01 per share. The supplemental option vests over a five year period. Under the supplemental option agreement, additional options to purchase a total of 8,579 shares of common stock at an exercise price of $0.01 per share were issued in 1997. These options vest over the same period as the initial supplemental option.

   On October 20, 1997, the original option agreements were further amended to fix the number of shares that the stockholders may exercise only upon completion of the IPO. Under these amended agreements, in addition to the options issued under the supplemental option agreement, the stockholders may purchase an aggregate of 122,615 shares of our common stock at any time after the IPO closing, but prior to January 1, 2004. These options fully vested upon the IPO closing. We recorded compensation expense of approximately $2.0 million related to these agreements in 1998.

   During 1995, we adopted the 1995 Stock Option Plan. Under this plan we can grant up to 160,568 options exercisable into shares of Class E common stock to certain members of management. The options vest and become exercisable in five equal annual installments commencing with the first anniversary of the grant, and expire 10 years from the date of grant, or earlier under certain circumstances. Options issued under the 1995 Stock Option Plan to purchase 92,101 shares of common stock were fully vested upon the consummation of the IPO.

   During 1998, we approved the 1998 Employee Incentive Compensation Plan. The plan provides for us to grant stock options, stock appreciation rights, restricted stock, deferred stock and other awards which are exercisable into shares of common stock to our directors, officers, employees and consultants. Stock options may be either incentive stock options or nonqualified stock options. No stock option or appreciation right shall be exercisable more than ten years after the date of grant. We have reserved 600,000 shares of common stock for distribution pursuant to awards issued under the plan.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                       December 31, 1998, 1997 and 1996

   During 1998, we approved the 1998 Non-Employee Directors' Stock Option Plan. The plan provides for us to grant options to purchase shares of common stock to directors. Each person who is a non-employee director shall be granted an option to purchase 8,000 shares of common stock upon becoming a director and on an annual basis, as long as such director continues to serve as a director, shall receive an option to purchase 3,000 shares of common stock. Each option becomes exercisable in three equal annual installments and expires ten years from the date of grant. We have reserved 200,000 shares of common stock for issuance under the plan.

   Stock option activity under all of our stock option plans for the years ended December 31, 1996, 1997 and 1998, was as follows:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                  Shares   Price Range   Price
                                                  -------  ------------ --------
  Outstanding as of December 31, 1995............  54,334  $       3.88  $ 3.88
    Granted......................................  30,922          3.88    3.88
                                                  -------
  Outstanding as of December 31, 1996............  85,256          3.88    3.88
    Granted......................................  68,782   13.85-14.71   14.59
    Cancelled....................................  (2,672)         3.88    3.88
                                                  -------
  Outstanding as of December 31, 1997............ 151,366    3.88-14.71    8.75
    Granted...................................... 638,050   16.00-26.25   22.47
    Exercised....................................  (9,313)   3.88-16.00   13.44
    Cancelled.................................... (16,531)  14.71-26.25   16.95
                                                  -------
  Outstanding as of December 31, 1998............ 763,572  $ 3.88-26.25  $19.50
                                                  =======  ============  ======
  Stock options exercisable at
    December 31, 1997............................  26,853  $       3.88  $ 3.88
                                                  =======  ============  ======
    December 31, 1998............................ 126,450  $ 3.88-26.25  $ 8.07
                                                  =======  ============  ======

   The following table summarizes information about all stock options outstanding as of December 31, 1998:

                                        Options Outstanding                      Options Exercisable
                         ------------------------------------------------- --------------------------------
                              Number                          Weighted          Number
                            Outstanding       Weighted        Average         Exercisable       Weighted
                               as of          Average        Remaining            at            Average
Exercise Price Ranges    December 31, 1998 Exercise Price Contractual Life December 31, 1998 Exercise Price
---------------------    ----------------- -------------- ---------------- ----------------- --------------
$ 0.01-$ 3.88...........      226,520          $ 1.39           6.73            214,681          $ 1.46
$13.85-$16.00...........      301,914           15.70           8.95             43,741           14.98
$19.25-$26.25...........      380,950           25.82           9.55              2,000           26.25
                              -------          ------           ----            -------          ------
$ 0.01-$26.25...........      909,384          $16.38           8.64            260,422          $ 3.93
                              =======          ======           ====            =======          ======

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996


   The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model and assumptions used to value the options. The weighted average fair value of the options granted during the years ended December 31, 1998, 1997 and 1996 and assumptions used to value the options are as follows:

                                                             For the Years
                                                                 Ended
                                                           --------------------
                                                            1998   1997   1996
                                                           ------  -----  -----
Dividend yield............................................    --     --     --
Risk-free interest rate...................................    8.0%   6.8%   5.7%
Volatility................................................     60%   --     --
Expected life.............................................     10     10     10
Weighted average fair value of options granted............ $14.48  $2.58  $1.80

Warrants

   During 1997, in connection with the issuance of Class D preferred stock through the various securities purchase agreements, we issued warrants exercisable into a total of 422,951 shares of Class E common stock. These warrants were exercisable at any time, had an exercise price of $.01 per share and were exercised in connection with the consummation of the IPO.

   A summary of warrant activity, including redeemable warrants, for the years ended December 31, 1996, 1997 and 1998, is as follows:

                                                     Shares Under Warrant
                                                 -------------------------------
                                                    Class D         Class E
                                                  Common Stock    Common Stock
                                                 --------------- ---------------
                                                  Shares   Price  Shares   Price
                                                 --------  ----- --------  -----
   Outstanding as of December 31, 1995..........  257,690  $0.01      --   $ --
     Issued.....................................      --     --       --     --
                                                 --------  ----- --------  -----
   Outstanding as of December 31, 1996..........  257,690   0.01      --     --
     Issued.....................................      --     --   435,281   0.01
     Cancelled..................................  (34,776)  0.01      --     --
     Exercised..................................      --     --      (928)  0.01
     Exchanged..................................  (20,618)  0.01   20,618   0.01
                                                 --------  ----- --------  -----
   Outstanding as of December 31, 1997..........  202,296   0.01  454,971   0.01
     Exercised.................................. (202,296)  0.01 (454,971)  0.01
                                                 --------  ----- --------  -----
   Outstanding as of December 31, 1998..........      --   $ --       --   $ --
                                                 ========  ===== ========  =====
   Warrants exercisable at December 31, 1997....  202,296  $0.01  454,971  $0.01
                                                 ========  ===== ========  =====

   The fair value of each warrant is estimated on the date of grant based on the Black-Scholes option pricing model assuming among other things, no dividend yield, a risk-free interest rate of 6.59%, an expected volatility of 0.70 and expected life of 8-10 years.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996


Pro Forma Results

   Had we accounted for our stock options in accordance with SFAS No. 123, pro forma income (loss) before extraordinary item and cumulative effect of change in accounting principle and net income (loss), and pro forma income (loss) before extraordinary item and cumulative effect of charge in accounting principle and net income (loss) attributable to common stockholders would have been as follows (in thousands, except per share data):

                                                              December 31,
                                                         -----------------------
                                                          1998   1997     1996
                                                         ------ -------  -------
      Pro forma income (loss) before extraordinary item
       and cumulative effect of change in accounting
       principle.......................................  $3,754 $  (505) $ 1,475
      Pro forma net income (loss)......................   3,549    (923)   1,475
      Pro forma income (loss) before extraordinary item
       and cumulative effect of change in accounting
       principle attributable to common stockholders...   1,327  (8,932)     117
      Pro forma net income (loss) attributable to
       common stockholders.............................   1,122  (9,350)     117
                                                         ====== =======  =======
      Pro forma diluted income (loss) before
       extraordinary item and cumulative effect of
       change in accounting principle per share
       attributable to common stockholders.............  $0.20  $(11.63) $  0.11
                                                         ====== =======  =======
      Pro forma diluted net income (loss) per share
       attributable to common stockholders.............  $0.17  $(12.17) $  0.11
                                                         ====== =======  =======

   The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

11. INCOME TAXES

   The provision (benefit) for income taxes for the years ended December 31, 1998, 1997 and 1996, consists of the following (in thousands):

                                                          For the Year Ended
                                                             December 31,
                                                          ---------------------
                                                           1998    1997    1996
                                                          ------  -------  ----
      Current--
        Federal.......................................... $3,688  $   685  $150
        State and local..................................    973       (3)  260
                                                          ------  -------  ----
          Total current..................................  4,661      682   410
                                                          ------  -------  ----
      Deferred--
        Federal..........................................   (923)    (578) (172)
        State and local..................................   (182)     (76)  (30)
        Foreign..........................................   (206)    (359)  --
                                                          ------  -------  ----
          Total deferred................................. (1,311)  (1,013) (202)
                                                          ------  -------  ----
      Total provision (benefit) for income taxes......... $3,350  $  (331) $208
                                                          ======  =======  ====

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996

   A reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate for the years ended December 31, 1998, 1997 and 1996, is as follows:

                                                              Year Ended
                                                             December 31,
                                                           -------------------
                                                           1998  1997    1996
                                                           ----  -----   -----
      Statutory U.S. Federal income tax rate.............. 34.0% (34.0)%  34.0 %
      Foreign taxes....................................... (0.3)  (8.7)    --
      State income taxes, net of Federal benefit..........  6.7   (6.6)   10.0
      Permanent differences and other.....................  2.3    7.6     4.8
      Valuation allowance.................................  --     --    (36.6)
                                                           ----  -----   -----
      Effective income tax rate........................... 42.7% (41.7)%  12.2%
                                                           ====  =====   =====

   Components of deferred income tax assets and liabilities consist of the following at December 31, 1998 and 1997 (in thousands):

                                                                 December 31,
                                                                 -------------
                                                                  1998   1997
                                                                 ------ ------
Deferred income tax assets:
  Tax net operating loss carryforwards.......................... $1,788 $  891
  Stock options.................................................    872    --
  Allowance for doubtful accounts...............................    320    285
  Amortization on covenants not-to-compete......................  2,086    926
  Other.........................................................    488    121
                                                                 ------ ------
    Total deferred income tax assets............................  5,554  2,223
                                                                 ------ ------
Deferred income tax liabilities:
  Depreciation and amortization.................................  4,134  3,032
  Other.........................................................     95    --
                                                                 ------ ------
    Total deferred income tax liabilities.......................  4,229  3,032
                                                                 ------ ------
    Net deferred income tax (liability) asset................... $1,325 $ (809)
                                                                 ====== ======

   We have purchased certain tax net operating loss carryforwards in connection with our business acquisitions. At December 31, 1998 we have federal and state net operating loss carryforwards totalling $1.5 million and $8.4 million respectively. We have not recorded a valuation allowance because we believe that deferred income tax assets will be realized in the future.

12. COMMITMENTS AND CONTINGENCIES

Litigation

   We are subject to occasional lawsuits, investigations and claims arising out of the normal conduct of our business. In some cases, claims against acquired businesses relating to events which occurred during the periods we did not own them are indemnified by the former owners. Management does not believe the outcome of any pending claims will have a material adverse impact on our financial position or results of operations.

Leases

   We rent most of our school facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2009. The facility leases require us to make monthly payments covering rent, taxes, insurance and maintenance costs. Rent expense, exclusive of taxes, insurance and maintenance of the facilities and equipment for the years ended December 31, 1998, 1997 and 1996 was approximately $14,304,000, $8,049,000, and
$2,649,000, respectively.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996


   Future minimum lease payments under these leases as of December 31, 1998, are as follows (in thousands):

                                                      Capital Operating
                                                      Leases   Leases    Total
                                                      ------- --------- -------
      1999...........................................  $382    $14,375  $14,757
      2000...........................................   193     13,468   13,661
      2001...........................................    75     11,550   11,625
      2002...........................................     9      8,822    8,831
      2003...........................................   --       7,833    7,833
      2004 and thereafter............................   --      24,432   24,432
                                                       ----    -------  -------
                                                        659    $80,480  $81,139
                                                               =======  =======
      Less--Portion representing interest at a
       weighted average rate of 10.5%................   136
                                                       ----
      Principal payments.............................   523
      Less--Current portion..........................   302
                                                       ----
                                                       $221
                                                       ====

   On October 29, 1998, we entered into an agreement with Le Cordon Bleu Limited granting us exclusive rights to use the "Le Cordon Bleu" name in the United States and Canada in connection with our culinary education programs. We are developing a curriculum with Le Cordon Bleu for use at our culinary schools and upon approval of the curriculum, we will issue Le Cordon Bleu 50,601 shares of Common Stock and one year later an additional 50,601 shares of Common Stock. Under this agreement we will also pay Le Cordon Bleu royalties based on tuition collected from students enrolled in Le Cordon Bleu programs at our schools. The agreement expires on December 31, 2008 but can be renewed for two successive five year terms.

13. REGULATORY

   CEC and our U.S. schools are subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act ("HEA"), and the regulations promulgated thereunder by the U.S. Department of Education ("DOE") subject our U.S. schools to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the HEA ("Title IV Programs").

   To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by the relevant agencies of the state in which it is located, accredited by an accrediting agency recognized by the DOE and certified as eligible by the DOE. The DOE will certify an institution to participate in the Title IV Programs only after the institution has demonstrated compliance with the HEA and the DOE's extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the DOE on an ongoing basis.

   Political and budgetary concerns significantly affect the Title IV Programs. Congress must reauthorize the HEA approximately every six years. The most recent reauthorization in October 1998 reauthorized the HEA for an additional five years (the "1998 HEA Reauthorization"). Congress reauthorized all of the Title IV Programs in which our schools participate, generally in the same form and at funding levels no less than for the prior year. Changes made by the 1998 HEA Reauthorization include (i) expanding the adverse effects on schools of high student loan default rates, (ii) increasing from 85% to 90% the portion of a proprietary school's revenue that may be derived each year from the Title IV Programs, (iii) revising the refund standards that require an

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996

institution to return a portion of the Title IV Program funds for students who withdraw from school and (iv) giving the Department of Education flexibility to continue an institution's Title IV participation without interruption in some circumstances following a change of ownership or control.

   A significant component of Congress' initiative to reduce abuse in the Title IV Programs has been the imposition of limitations on institutions whose former students default on the repayment of their federally guaranteed or funded student loans above specific rates (cohort default rate). An institution whose cohort default rates equal or exceed 25% for three consecutive years will no longer be eligible to participate in the FFEL or FDL programs. An institution whose cohort default rate under certain Title IV programs for any federal fiscal year exceeds 40% may have its eligibility to participate in all of the Title IV Programs limited, suspended or terminated by the DOE.

   All institutions participating in the Title IV Programs must satisfy specific standards of financial responsibility. The DOE evaluates institutions for compliance with these standards each year, based on the institution's annual audited financial statements and following a change of ownership of the institution. In reviewing our financial statements, it has been the DOE's practice to measure financial responsibilities on the basis of the financial statements of both our institutions and CEC on a consolidated basis.

   Under new regulations which took effect July 1, 1998, the DOE calculates the institution's composite score based on its (i) equity ratio, which measures the institution's capital resources, ability to borrow and financial viability;
(ii) primary reserve ratio, which measures the institution's ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution's ability to operate at a profit. An institution that does not meet the DOE's minimum composite score may demonstrate its financial responsibility by posting a letter of credit in favor of the DOE in an amount equal to at least 50% of the Title IV Program funds received by the institution during its prior fiscal year and possibly accepting other conditions on its participation in the Title IV Programs.

   In periodic reviews of our financial statements for 1997 and prior years, as well as our February 28, 1998 balance sheet reflecting the results of our initial public offering, the DOE has questioned certain accounting matters and has found that we and certain of our institutions, when measured on an individual basis failed the numeric tests under the DOE's former and current standards of financial responsibility. To satisfy the DOE's concerns, we have posted letters of credit on behalf of all institutions we have acquired since October 1996 except Harrington. The DOE reduced the number and amount of our letters of credit in September 1998 following its review of our 1997 financial statements and our February 28, 1998 balance sheet. The DOE also noted that the funds derived from our initial public offering, shortly after the close of our 1997 fiscal year, would have a positive effect on our financial responsibility. As a result, we currently have posted letters of credit totaling approximately $17.6 million on behalf of Gibbs, IAMD, Scottsdale, SCSCA, and Western.

   We intend to file our audited 1998 financial statements with the DOE early in 1999 and to ask it to release most, if not all, of our outstanding letters of credit and to increase or eliminate the Title IV Program funding limitation for SCSCA. At December 31, 1998, we believe, based on our audited 1998 financial statements, that we satisfy each of the DOE's standards of financial responsibility and may participate in Title IV Programs without additional monitoring. However, we believe that two of our institutions, while considered financially responsible, may be subject to additional monitoring by the DOE. In the event that the DOE does not measure the financial responsibility of such institutions on the basis of the financial position of CEC, the DOE may require us to post letters of credit on behalf of such institutions. Such letters of credit, which would be calculated on an institution-specific basis, would be in amounts substantially less than the letters of credit we

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996

currently have outstanding. To the extent the outstanding letters of credit are reduced or eliminated based upon the DOE's review, we will have additional availability under the Credit Agreement.

   The DOE also assesses the administrative capability of each institution that participates in the Title IV Program. In addition, each institution is required to apply to the DOE for continued certification to participate in the Title IV Programs at least every six years, or when it undergoes a change of control, opens an additional location or raises the highest academic credential it offers.

   When we acquire an institution that is eligible to participate in the Title IV Programs, that institution undergoes a change of ownership resulting in a change of control ("change of control") as defined by the DOE. Upon a change of control, an institution's eligibility to participate in the Title IV Programs is generally suspended until it has applied for and been recertified by the DOE as an eligible institution under our ownership, which requires that the institution also reestablish its state authorization and accreditation. If an institution is recertified following a change of control, it will be on a provisional basis. The 1998 HEA Reauthorization provides that the DOE may provisionally and temporarily certify an institution undergoing a change of control under certain circumstances while the DOE reviews the institution's application. The DOE has not yet issued regulations or guidance regarding how it will interpret or apply this amendment to the HEA. Each of the U.S. institutions we have acquired has undergone a certification review under our ownership and has been certified to participate in the Title IV Programs, with the exception of Harrington, which we acquired in January, 1999.

   Each of the U.S. institutions we have acquired has undergone a certification review under our ownership and has been certified to participate in the Title IV Programs, with the exception of Harrington, which we acquired in January 1999.

   In Canada, there are several government programs which provide students attending eligible institutions with government funding. The provisions governing an eligible institution vary by province and generally require an institution's programs qualifying for funding to meet certain rules and regulations and also to have the administration of the program independently audited.

14. RELATED-PARTY TRANSACTIONS

   We have short-term employment and consulting agreements with certain stockholders. Total expenses under these agreements were approximately $493,000, $367,000 and $298,000, for the years ended December 31, 1998, 1997 and 1996, respectively.

15. EMPLOYEE BENEFIT PLANS

   We maintain a contributory profit sharing plan established pursuant to the provisions of Section 401(k) of the Internal Revenue Code that provides retirement benefits for our eligible employees. This plan requires matching contributions to eligible employees. Our matching contributions were $699,000, $400,000, and $279,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                        December 31, 1998, 1997 and 1996


   We maintain an employee stock purchase plan which provides for the issuance of up to 500,000 shares of common stock to be purchased by our eligible employees through periodic offerings. Our employees may purchase common stock through payroll deductions (not to exceed $20,000 per person within any calendar year) at 85% of the fair market value.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                          FINANCIAL STATEMENT SCHEDULE

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Career Education Corporation:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Career Education Corporation and Subsidiaries and issued our unqualified opinion thereon dated January 29, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Valuation and Qualifying Account
Schedule is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Chicago, Illinois
January 29, 1999

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                          FINANCIAL STATEMENT SCHEDULE

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                         Balance at Charges to Increase Due             Balance at
                         Beginning  Operating       to        Amounts     End of
                         of Period   Expenses  Acquisitions Written-off   Period
                         ---------- ---------- ------------ ----------- ----------
                                              (in thousands)
Student receivable
 allowance activity for
 the year ended
 December 31, 1996.....    $  258     $  760      $   30      $  (593)    $  455
Student receivable
 allowance activity for
 the year ended
 December 31, 1997.....       455      1,400       1,040       (1,379)     1,516
Student receivable
 allowance activity for
 the year ended
 December 31, 1998.....     1,516      4,983          71       (4,443)     2,127

                               INDEX TO EXHIBITS

                                                                                    Sequential
 Exhibits                                Description                                 Page No.
----------  ----------------------------------------------------------------------  ----------
   23.1     Consent of Arthur Andersen LLP with respect to financial statements of
            Career Education Corporation and Subsidiaries.

     27     Financial Data Schedule.