Form 10-Q
period 1999-03-31
CAREER EDUCATION CORP
filed 1999-05-07
CIK 1046568

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended:  March  31, 1999

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

    For the Transition Period From __________ to __________.

                Commission File Number:  0-23245

                  Career Education Corporation
     (Exact name of registrant as specified in its charter)


          Delaware                                39-3932190
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)               Identification No.)



  2800 West Higgins Road, Suite 790, Hoffman Estates, IL 60195
  (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (847)  781-3600



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No


      As of May 6, 1999, 7,816,342  shares of the registrant's
Common Stock, par value $.01, were outstanding.

                  CAREER EDUCATION CORPORATION

                  QUARTER ENDED MARCH 31, 1999

                             INDEX

                                                                       Page


PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements

      Condensed Consolidated Balance Sheets as of March 31, 1999
        (unaudited) and December 31, 1998 (unaudited)                      3

      Condensed Consolidated Statements of Operations for the three
        months ended March 31, 1999 (unaudited) and 1998 (unaudited)       4

      Condensed Consolidated Statements of Cash Flows for the three
        months ended March 31, 1999 (unaudited) and 1998 (unaudited)       6

      Notes to Condensed Consolidated Financial Statements                 7


  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       9

  Item 3. Quantitative and Qualitative Disclosure About Market Risk       15


PART II - OTHER INFORMATION

  Item 1. Legal Proceedings                                               16

  Item 6. Exhibits and Reports on Form 8-K                                16

SIGNATURES                                                                17

                 PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

         CAREER EDUCATION CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands)
                           (unaudited)
                                                          March 31, 1999     December 31, 1998
                ASSETS

CURRENT ASSETS:
 Cash                                                     $     31,272       $     23,548
 Receivables, net                                               10,486             12,407
 Inventories, prepaid expenses and other current assets          7,195              4,973
   Total current assets                                         48,953             40,928
PROPERTY AND EQUIPMENT, net                                     50,150             46,403
INTANGIBLE ASSETS, net                                          49,022             42,645
DEFERRED INCOME TAX ASSETS                                           0                865
OTHER ASSETS                                                     3,550              2,046
TOTAL ASSETS                                              $    151,675       $    132,887

     LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
 Current maturities of long-term debt                     $        278       $        317
 Accounts payable                                                6,436              2,425
 Accrued expenses and other current liabilities                  9,559             12,033
 Deferred tuition revenue                                       12,110             10,159
   Total current liabilities                                    28,383             24,934
NON-CURRENT LIABILITIES:
 Long-term debt, net of current maturities                      19,245             22,300
 Other long-term liabilities                                     1,323              1,017
   Total non-current liabilities                                20,568             23,317
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' INVESTMENT:
 Common stock, $.01 par value; 50,000,000 shares
    authorized; 7,809,016 and 7,152,896 shares
    issued and outstanding at March 31, 1999 and
    December 31, 1998, respectively;                                78                 72
 Additional paid-in capital                                    111,919             95,481
 Accumulated other comprehensive income                           (717)              (822)
 Accumulated deficit                                            (8,556)           (10,095)
   Total stockholders' investment                              102,724             84,636
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT            $    151,675       $    132,887

          CAREER EDUCATION CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (Dollars in thousands, except per share amounts)
                           (unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                                       1999               1998
REVENUE:
 Tuition and registration fees, net                                $     42,121      $     30,188
 Other, net                                                               3,314             2,409
   Total net revenue                                                     45,435            32,597
OPERATING EXPENSES:
 Educational services and facilities                                     18,521            13,174
 General and administrative                                              20,928            15,098
 Depreciation and amortization                                            3,074             3,020
 Compensation expense related to the initial public offering                  0             1,961
   Total operating expenses                                              42,523            33,253
 Income (loss) from operations                                            2,912              (656)
INTEREST EXPENSE, net                                                       212               544
Income (loss) before provision (benefit) for income taxes and
  cumulative effect of change in accounting principle                     2,700            (1,200)
PROVISION (BENEFIT) FOR INCOME TAXES                                      1,161              (504)
Income (loss) before cumulative effect of change in accounting
  principle                                                               1,539              (696)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, net of taxes of $149                                             0              (205)
NET INCOME (LOSS)                                                  $      1,539      $       (901)

          CAREER EDUCATION CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            Continued
        (Dollars in thousands, except per share amounts)
                           (unaudited)
                                                                          Three Months Ended
                                                                              March 31,
                                                                          1999             1998

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
 STOCKHOLDERS:
  Net income (loss) as reported                                    $      1,539      $      (901)
  Dividends on preferred stock                                                0             (274)
  Accretion to redemption value of preferred stock and warrants               0           (2,153)
  Net income (loss) attributable to common stockholders            $      1,539      $    (3,328)

NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO
   COMMON STOCKHOLDERS:
  Basic                                                            $       0.21      $     (0.72)
  Diluted                                                          $       0.20      $     (0.72)

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Shares used in basic                                                     7,235           4,638
  Dilutive effect of employee stock options                                  235               0
  Dilutive effect of future issuable shares                                   82               0
  Shares used in diluted                                                   7,552           4,638
PRO FORMA DATA:
 Net income (loss) attributable to common stockholders                               $      (999)
 Diluted net income (loss) per share attributable to common                                       $
   stockholders                                                                      $     (0.17)
 Weighted average shares outstanding used in dulited                                       5,820

          CAREER EDUCATION CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in thousands)
                           (unaudited)
                                                                               Three Months Ended
                                                                                   March 31,
                                                                           1999              1998
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) for the period                                          $     1,539       $      (901)
 Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
   Depreciation and amortization                                                 3,074             3,020
   Compensation expense related to the initial public offering                       0             1,961
   Deferred income taxes                                                           958              (961)
   Cumulative effect of change in accounting principle                               0               205
   Changes in operating assets and liabilities, net of acquisitions              2,039               618
       Net cash provided by operating activities                                 7,610             3,942

CASH FLOWS FROM INVESTING ACTIVITIES:
 Business acquisitions, net of cash                                            (13,469)             (850)
 Acquisition costs                                                                (286)              (55)
 Purchase of property and equipment, net                                        (4,413)             (921)
 Other assets                                                                      375                 3
       Net cash used in investing activities                                   (17,793)           (1,823)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                                       15,548            52,440
 Dividends paid on preferred stock                                                   0               (47)
 Equity issuance costs                                                          (1,595)           (6,821)
 Payments of amounts due and notes payable to former owners of acquired
  businesses, capital lease obligations and other long-term debt                   (66)           (7,587)
 Net  borrowings (payments) on revolving loans under Credit Agreement            4,000           (30,235)
 Payments on term loans under Credit Agreement                                       0           (13,500)
     Net cash provided by (used in) financing activities                        17,887            (5,750)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             20              (101)
NET INCREASE (DECREASE) IN CASH                                                  7,724            (3,732)
CASH, beginning of period                                                       23,548            18,906
CASH, end of period                                                        $    31,272       $    15,174

NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Accretion to redemption value of preferred stock and warrants             $         0       $    (2,153)
 Dividends on preferred stock added to liquidation value                   $         0       $      (227)
 Issued 50,601 shares of common stock under the Le Cordon Bleu
  trademark agreement                                                      $     2,000       $         0

          CAREER EDUCATION CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
Note 1 - Basis of Presentation
      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-
X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to the consolidated financial statements and footnotes for the year ended December 31, 1998 that are included in our annual report on Form 10-K.

Note 2 - Public Offering of Common Stock
     On March 17, 1999, we sold 530,000 shares of common stock at $29.00 per share pursuant to a public offering. The net proceeds to us from the sale of the shares of common stock, after deducting the discounts, commissions and estimated offering expenses payable by us, were approximately $13.8 million. The net proceeds from the offering were used for general corporate purposes.

Note 3 - Business Acquisitions

Harrington Institute of Interior Design, Inc.
      On January 4, 1999, we acquired all of the outstanding shares of capital stock of Harringtion Institute of Interior Design, Inc. for approximately $3.5 million. The acquisition was accounted for as a purchase and the purchase price exceeded the fair value of assets acquired and liabilities assumed, resulting in goodwill of approximately $2.8 million.

McIntosh College, Inc.
      On March 9, 1999, we acquired certain assets and assumed certain liabilities of McIntosh College, Inc. The purchase price was approximately $5.0 million, subject to adjustment. The acquisition was accounted for as a purchase and the purchase price exceeded the fair value of assets acquired and liabilities assumed, resulting in goodwill of approximately $4.6 million.

Briarcliffe College, Inc.
      On April 1, 1999, we acquired certain assets and assumed certain liabilities of Briarcliffe College, Inc. The purchase price was approximately $20.0 million, subject to adjustment. The acquisition will be accounted for as a purchase, with the excess of the purchase price over the fair value of assets acquired and liabilities assumed being recorded as goodwill.

Note 4 - Comprehensive Income

     The disclosure of comprehensive income and accumulated other comprehensive  income, which encompasses net income  and  foreign currency translation adjustments, is as follows:
                                                                            Accumulated Other
                                                                           Comprehensive Loss -
                                                                             Foreign Currency
                                                  Comprehensive Income    Translation Adjustment
Balance December 31, 1998                                                  $          (822)
Net income for the three months ended
   March 31, 1999                                $          1,539
Other Comprehensive Income -
   Foreign currency translation adjustment                    105                      105
Comprehensive income for the three months
   ended March 31, 1999                          $          1,644
Balance, March 31, 1999                                                    $          (717)


Note 5 - Start-Up Costs
      Effective January 1, 1998 we adopted the American Institute of Certified Public Accountants Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which requires all non-governmental entities to expense the costs of start-up activities as those costs are incurred. We have restated our financial statements for the quarter ended March 31, 1998 to reflect this change.


Note 6 - Debt
      On March 31, 1999, we increased our line of credit from $60.0 million to $90.0 million. As of March 31, 1999, we had approximately $15.3 million of borrowings outstanding under our Credit Facility. Additionally, we had approximately $18.1 million of outstanding letters of credit as of such date.

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

      The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and attached Notes appearing elsewhere in this document.

Background and Overview

      We are a provider of private, for-profit postsecondary education in North America, with approximately 15,300 students enrolled as of March 31, 1999. We have 24 campuses located in 14 states and two Canadian provinces. These schools enjoy long operating histories and offer a variety of bachelor's degree, associate degree and non-degree programs in career-oriented disciplines within our core curricula of:

          -    information technology
          -    visual communication and design technologies
          -    business studies
          -    culinary arts


      We have experienced significant growth both internally and through acquisitions. We have invested significant amounts of capital in the hiring of additional personnel and increased marketing and capital improvements at each of the schools we have acquired. The increased costs of personnel and marketing are expensed as incurred and are reflected in general and administrative expenses. Additional depreciation and amortization is reflected as a result of capital improvements, as well as, added goodwill and covenants-not-to-compete from our new acquisitions.

      We believe that EBITDA, while not a substitute for GAAP measures of operating results, is an important measure of our financial performance and that of our schools. Our year-to-date EBITDA as of March 31, 1999, was $6.0 million compared to $2.4 million for the comparable period in 1998. However, 1998 includes a before tax non-cash compensation charge of $1.9 million. Excluding this charge, first quarter 1998 EBITDA would have been $4.3 million. Our management believes that EBITDA is particularly meaningful due principally to the role acquisitions have played in our development. Our rapid growth through acquisitions has resulted in significant non-cash depreciation and amortization expense, because a significant portion of the purchase price of a school acquired by us is generally allocated to fixed assets, goodwill and other intangible assets. As a result of our ongoing acquisition strategy, non-cash amortization expense may continue to be substantial.

      Our principal source of revenue is tuition collected from our students. The academic year is at least 30 weeks in length, but varies both by individual school and program of study. The academic year is divided by term, which is determined by start dates, which vary by school and program. Payment of each term's tuition may be made by full cash payment, financial aid and/or an installment payment plan. If a student withdraws from school prior to the completion of the term, we refund a portion of the tuition already paid which is attributable to the period of the term that is not completed. Revenue is recognized ratably over the period of the student's program.

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

      General and administrative expense includes salaries and benefits of personnel in recruitment, admissions, accounting, personnel, compliance, corporate and school administration. Costs of promotion and development, advertising and production of marketing materials, and occupancy of the corporate offices are also included in this expense category.

     Depreciation and amortization includes costs associated with the depreciation of purchased computer laboratories, equipment, furniture and fixtures, courseware, owned facilities, capitalized equipment leases and amortization of intangible assets, primarily goodwill and non-competition agreements with previous owners of our schools.


Acquisitions

      On January 4, 1999, we acquired all of the outstanding capital stock of Harringtion Institute of Interior Design, Inc.
for a purchase price of approximately $3.5 million.

      On March 9, 1999, we acquired certain assets and assumed certain liabilities of McIntosh College, Inc. The purchase price was approximately $5.0 million, subject to adjustment.

      On  April  1, 1999, we acquired certain assets and  assumed
certain  liabilities of Briarcliffe College, Inc.   The  purchase
price was approximately $20.0 million, subject to adjustment.

Results of Operations

      The  following table summarizes our operating results as  a percentage of net revenue for the period indicated.
                                                              Three Months Ended
                                                                   March 31,
                                                              1999          1998
REVENUE:
 Tuition and registration fees, net                            92.7 %        92.6 %
 Other, net                                                     7.3           7.4
   Total net revenue                                          100.0         100.0
OPERATING EXPENSES:
 Educational services and facilities                           40.8          40.4
 General and administrative                                    46.0          46.3
 Depreciation and amortization                                  6.8           9.3
 Compensation expense related to the initial public offering    0.0           6.0
   Total operating expenses                                    93.6         102.0
 Income (loss) from operations                                  6.4          (2.0)
INTEREST EXPENSE, net                                           0.5           1.7
Income (loss) before provision (benefit) for income taxes
 and cumulative effect of change in accounting principle        5.9          (3.7)
PROVISION (BENEFIT) FOR  INCOME TAXES                           2.5          (1.6)
Income (loss) before cumulative effect of change in
 accounting principle                                           3.4          (2.1)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, net          0          (0.7)
NET INCOME (LOSS)                                               3.4          (2.8)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS:          3.4 %       (10.2) %


Three Months Ended March 31, 1999 Compared to Three Months Ended
      March 31, 1998

      Revenue. Net tuition and registration fee revenue for the first quarter of 1999 increased 39.5% to $42.1 million compared to the first quarter of 1998. On a same school basis, this increase would have been 26.9% and was due to an increase in student population of 17.5% and tuition increases effective in 1998 and 1999. Other net revenue for the first quarter increased 37.6% compared to the first quarter of 1998. On a same school basis, this increase would have been 22.0% and was also due to an increase in student population.

      Educational Services and Facilities. Educational services and facilities expense for the first quarter of 1999 increased 40.6% to $18.5 million compared to the first quarter of 1998. On a same school basis, this increase would have been 26.8% and was attributable to the increase in student population.

      General and Administrative. General and administrative expense for the first quarter of 1999 increased 38.6% to $20.9 million compared to the first quarter of 1998. On a same school basis, this increase would have been 21.8% and was primarily due to increased advertising and marketing (including admissions) of $1.8 million for our schools owned prior to the 1998 period and infrastructure enhancements at the corporate level totaling $1.3 million. The increase in advertising and marketing expenses was partly due to the former owners of certain schools reducing their expenditures in these areas prior to our acquisition of the schools.

     Depreciation and Amortization. Depreciation and amortization expense  for  the first quarter of 1999 increased  1.8%  to  $3.1 million compared to the first quarter of 1998.

     Compensation Expense Related to the Initial Public Offering. Pursuant to amended stock option agreements with two stockholders, compensation expense totaling approximately $2.0 million was recognized upon consummation of our initial public offering in February 1998.

      Interest Expense. Interest expense for the first quarter of 1999 decreased 61.0% to $0.2 million compared to the first quarter of 1998. The decrease was primarily due to a reduction of indebtedness resulting from the application of the net proceeds of our initial public offering.

       Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes increased from a $0.5 million benefit in the first quarter of 1998 to a $1.2 million provision in the first quarter of 1999, as a result of changes in pretax income
(loss).

      Cumulative  Effect  of Change in Accounting  Principle.  In
January 1998, we adopted Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," which resulted in a net of tax charge of $0.2 million.

      Net Income (Loss). Net income increased to $1.5 million in the first quarter of 1999 from a net loss of $0.9 million in the first quarter of 1998, due to the reasons discussed above.

      Net Income (Loss) Attributable to Common Stockholders. Net income attributable to common stockholders increased to $1.5 million  in  the first quarter of 1999 from a net  loss  of  $3.3 million in the first quarter of 1998. The increase was due to decreases in dividends on preferred stock and accretion to redemption value of preferred stock and warrants in connection with our initial public offering, conversion of preferred stock into common stock and exercise of warrants.

Liquidity and Capital Resources
     On March 17, 1999, we sold 530,000 shares of common stock at $29.00 per share pursuant to a public offering. The net proceeds to us from the sale of the shares of common stock, after deducting the discounts, commissions and estimated offering expenses payable by us, were approximately $13.8 million. The net proceeds from the offering were used for general corporate purposes. Net cash provided by operating activities also increased to $7.6 million in the first three months of 1999 from $3.9 million in the first three months of 1998, due primarily to increases in net income and operating assets and liabilities.

      Capital expenditures increased to $4.4 million in the first three months of 1999 from $0.9 million in the first three months of 1998. These increases were primarily due to investments in capital equipment as a result of increasing student population. Capital expenditures are expected to continue to increase as new schools are acquired, student population increases, and current facilities and equipment are upgraded and expanded.

     Our net receivables as a percentage of net revenue decreased to 23.1% in 1999 from 33.1% in 1998, primarily due to increased revenue at our schools acquired prior to March, 1998. Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to tuition receivables. When a student withdraws, the receivable balance attributable to such student is charged to this allowance for doubtful accounts.

      On March 31, 1999, we amended our credit agreement dated October 26, 1998 to increase our line of credit from $60.0 million to $90.0 million. We can now obtain letters of credit up to  $50.0  million.  Outstanding letters  of  credit  reduce  the
revolving   credit   facility  availability  under   our   credit
agreement. Our credit agreement matures on October 26, 2003. Under the credit agreement our borrowings bear interest, payable quarterly, of either (1) the bank's base or prime rate depending on whether the particular loan is denominated in U.S. or Canadian dollars, plus a specified number of basis points, ranging from 0 to 75, based upon our leverage ratio or (2) LIBOR, plus a specified number of basis points, ranging from 75 to 200 based upon our leverage ratio. Under the credit agreement, we are required, among other things, to maintain (1) financial ratios with respect to debt to EBITDA and interest coverage and (2) a specified level of net worth. We are also subject to limitations on, among other things, payment of dividends, disposition of assets and incurrence of additional indebtedness. We are required to pledge the stock of our subsidiaries as collateral for the repayment of our obligations under the credit agreement. At May
6, 1999, we had $1.0 million outstanding borrowings under our credit facility. Additionally, we had approximately $18.4 million of outstanding letters of credit as of such date.

      We submitted our audited 1998 financial statements to the Department of Education ("DOE") in early 1999 to ask for the release of $17.6 outstanding letters of credit to the DOE and to eliminate the Title IV Program funding limitation of $2.0 million for Southern California School of Culinary Arts ("SCSCA"). In April 1999 we received DOE approval to release all of the outstanding letters of credit and to eliminate SCSCA's funding limitation. We are now awaiting the original letters of credit from the DOE, at which time these obligations will be cancelled.

     The DOE requires that Title IV Program funds collected by an institution for unbilled tuition be kept in separate cash or cash equivalent accounts until the students are billed for the portion of their program related to these Title IV Program funds. In addition, all funds transferred to our schools through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of March 31, 1999, we held nominal amounts of such funds in separate accounts. The restrictions on any cash held in these accounts have not significantly affected our ability to fund daily operations.


Year 2000 Compliance

           The Year 2000 Problem. Many IT hardware and software systems and non-IT systems containing embedded technology, such as microcontrollers and microchip processors, can only process dates with six digits, for example, 03/17/98, instead of eight digits, for example, 03/17/1998. This limitation may cause IT systems  and  non-IT  systems to experience  problems  processing
information  with  dates after December 31, 1999.   For  example,
01/01/00  could be processed as 01/01/2000 or 01/01/1900.   There
could  also  be problems with other dates, such as  September  9,
1999, which was a date traditionally used as a default date by computer programmers. These problems may cause IT systems and non-
IT   systems   to   suffer   miscalculations,   malfunctions   or
disruptions. These problems are commonly referred to as ''Year 2000'' problems. In late 1997, we began our audit, testing and remediation project to assess our exposure to Year 2000 problems both because of our own IT systems and non-IT systems and because of the systems of our significant vendors, including those who process and disburse student financial aid for us. The discussion below details our efforts to ensure Year 2000 compliance.

     Our  State  of  Readiness. Through our  audit,  testing  and remediation project, we have identified and evaluated the readiness of our IT systems and non-IT systems, which, if not Year 2000 compliant, could have a material adverse effect on us. We held planning strategy sessions in the first quarter of 1998 and conducted our Year 2000 audits, upgrade assessments and budget alignments during the remainder of 1998. Our evaluation indicated that our administrative IT systems are Year 2000 compliant, but identified the following areas of concern:

     -    our accounting and financial reporting system

     -    our student database system

     - the systems of third party vendors which process student financial aid applications and loans for us

     - the Department of Education's systems for processing and disbursing student financial aid

     -    financial institutions which provide loans to our students

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

     We believe the greatest Year 2000 compliance risk, in terms of magnitude, is that the Department of Education may fail to complete its remediation efforts in a timely manner and federal student financial aid funding for our students could be interrupted for a period of time. During any such time, students may not be able to pay for their tuition in a timely manner. Because we derive approximately 70% of our revenue from U.S. federal student financial aid programs, such delay is likely to have a material adverse effect on our business, results of operations and financial condition. Other than public comments provided by the Department of Education's March 8, 1999 status report that states that all of its 14 mission-critical IT Systems are Year 2000 compliant, we are unable to predict the likelihood of this risk occurring.

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

Special Note Regarding Forward-Looking Statements
      This Form 10-Q contains certain statements, which reflect our expectations regarding our future growth, results of operation, performance and business prospects and opportunities. Wherever possible, words such as "anticipate," "believe," "plan," "expect" and similar expressions have been used to identify these "forward-looking" statements. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to risks and uncertainties, which could cause our actual growth, results, performance and business prospects and opportunities to differ from those, expressed in, or implied by, these statements. These risks and uncertainties include implementation of our operating and growth strategy, risks inherent in operating private for-profit postsecondary educational institutions, risks associated with general economic and business conditions, charges and costs related to acquisitions, and our ability to: successfully integrate our acquired institutions and continue our acquisition strategy, attract and retain students at our institutions, meet regulatory and accrediting agency requirements, compete with enhanced competition and new competition in the education industry, and attract and retain key employees and faculty. We are not obligated to update or revise these forward-looking statements to reflect new events or circumstances.


Item  3.  Quantitative and Qualitative Disclosure About Market Risk.

     We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of our investments. We have not entered into interest rate caps or collars or other hedging instruments.

     Our exposure to changes in interest rates is limited to borrowings under revolving credit agreements, which have variable interest rates tied to the prime and LIBOR rates. We estimate that the fair value of each of our debt instruments approximated its market value at March 31, 1999.

     We are subject to fluctuations in the value of the Canadian dollar vis-a-vis the U.S. dollar. Our investment in our Canadian operations is not significant and the fair value of the assets and liabilities of these operations at March 31, 1999 approximated their fair value.

                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings
      We and our institutions are subject to occasional lawsuits, investigations and claims arising out of the ordinary conduct of our business, including the following:
      On February 24, 1997, 30 former and current students in Brown's PC/LAN program brought a suit entitled Peter Alsides, et
al. v. Brown Institute, Ltd. in the Fourth Judicial District in Hennepin County, Minnesota against Brown alleging breach of contract, fraud, misrepresentation, violation of the Minnesota Consumer Fraud Act, violation of the Minnesota Deceptive Trade Practices Act and negligent misrepresentation. Plaintiffs allege that  Brown failed to provide them with the education  for  which they  contracted  and  which had been represented  to  them  upon
enrollment.   There are currently 36 plaintiffs, who are  seeking
to recover their tuition, interest and costs. Brown's motion for summary judgment was granted in May 1998. Plaintiffs appealed the motion, and on April 13, 1999, the lower court's decision was affirmed in part and reversed in part. The Minnesota Court of Appeals affirmed the dismissal of all claims constituting educational malpractice, but held claims which fall under the Minnesota Consumer Fraud Act and Minnesota Deceptive Trade Practices Act and which constitute specific violations of promises made to students may be brought against us. We believe that all of these claims are frivolous and without merit and we are vigorously contesting the allegations. We are considering whether to petition the state supreme court for review or to make a new motion for summary judgment before the lower court. A trial date has been set for some time between late September and late October 1999.
     Although outcomes cannot be predicted with certainty, we do not believe that the above described matter or any other legal proceedings to which we are a party will have a material adverse effect on our business, results of operations or financial condition.

Item 6.   Exhibits and Reports on Form 8-K.

          A.   Exhibits.
               Exhibit 4.1 - Amendment No. 1 and Consent
                    to the Amended and Restated Credit Agreement, dated as of February 24, 1999, by and between Career Education Corporation, as Borrower, the Co-Borrowers named therein, the Lenders named therein, LaSalle National Bank, as administrative agent, and The Bank of Nova Scotia, as foreign currency agent (collectively the "Parties"). The schedule and exhibits to this Amendment have not been included herewith, but will be furnished to the Commission upon request.
               Exhibit 4.2 - Amendment No. 2 to the
                    Amended and Restated Credit Agreement, dated as of March 31, 1999, by and between the Parties. The schedule and exhibit to this Amendment have not been included herewith, but will be furnished to the Commission upon request.
               Exhibit 27 - Financial Data Schedule

          B.   Reports on Form 8-K.
                         We filed a Current Report on Form 8-K on
               January 19, 1999 (as amended by a Form 8-K/A filed March 18, 1999) to report the consummation of our acquisition of Harrington Institute of Interior Design, Inc. (Items 2 and 7 of Form 8-K).

                           SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Career Education Corporation


Date:  May 7, 1999           By:  /s/ JOHN M. LARSON
                                  John M. Larson
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)



Date:  May 7, 1999           By:  /s/ WILLIAM A. KLETTKE
                                  William A. Klettke
                                  Senior Vice President and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)