Form 10-Q
period 1999-06-30
CAREER EDUCATION CORP
filed 1999-08-06
CIK 1046568

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended:  June  30, 1999

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

    For the Transition Period From __________ to __________.

                Commission File Number:  0-23245

                  Career Education Corporation
     (Exact name of registrant as specified in its charter)


          Delaware                                36-3932190
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)               Identification No.)



  2800 West Higgins Road, Suite 790, Hoffman Estates, IL 60195
  (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (847)  781-3600


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No


      As  of August 5, 1999, 7,823,049 shares of the registrant's
Common Stock, par value $.01, were outstanding.

                  CAREER EDUCATION CORPORATION

                  QUARTER ENDED JUNE 30, 1999

                             INDEX

                                                                         Page

PART I - FINANCIAL INFORMATION

 Item 1.   Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 1999
             (unaudited) and December 31, 1998 (unaudited)                 3

           Condensed Consolidated Statements of Operations for the
             three and six months ended June 30, 1999 (unaudited) and
             1998 (unaudited)                                              4

           Condensed Consolidated Statements of Cash Flows for the
             six months ended June 30, 1999 (unaudited) and 1998
             (unaudited)                                                   6

           Notes to Condensed Consolidated Financial Statements            7


 Item  2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           9

 Item 3.   Quantitative and Qualitative Disclosure About Market Risk      16


PART II - OTHER INFORMATION

 Item 1.   Legal Proceedings                                              17

 Item 4.   Submission of Matters to a Vote of Security Holders            17

 Item 6. Exhibits and Reports on Form 8-K                                 18

SIGNATURES                                                                19

                 PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

         CAREER EDUCATION CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands)
                           (unaudited)
                                                                    June 30, 1999    December 31, 1998
                ASSETS

CURRENT ASSETS:
 Cash                                                               $   34,114        $   23,548
 Receivables, net                                                       10,727            12,407
 Inventories, prepaid expenses and other current assets                  8,706             4,973
   Total current assets                                                 53,547            40,928
PROPERTY AND EQUIPMENT, net                                             63,384            46,403
INTANGIBLE ASSETS, net                                                  67,725            42,645
DEFERRED INCOME TAX ASSETS                                                  -                865
OTHER ASSETS                                                             3,305             2,046
TOTAL ASSETS                                                        $  187,961        $  132,887

     LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
 Current maturities of long-term debt                                $     322         $     317
 Accounts payable                                                        6,827             2,425
 Accrued expenses and other current liabilities                          8,938            12,033
 Deferred tuition revenue                                               10,441            10,159
   Total current liabilities                                            26,528            24,934
NON-CURRENT LIABILITIES:
 Long-term debt, net of current maturities                              51,748            22,300
 Other long-term liabilities                                             6,185             1,017
   Total non-current liabilities                                        57,933            23,317
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' INVESTMENT:
 Common stock, $.01 par value; 50,000,000 shares authorized;
    7,817,042 and 7,152,896 shares issued and outstanding at
    June 30, 1999 and December 31, 1998, respectively;                      78                72
 Additional paid-in capital                                            111,767            95,481
 Accumulated other comprehensive income                                   (533)             (822)
 Accumulated deficit                                                    (7,812)          (10,095)
   Total stockholders' investment                                      103,500            84,636
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                       $ 187,961         $ 132,887

          CAREER EDUCATION CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (Dollars in thousands, except per share amounts)
                           (unaudited)



                                                            Three Months Ended          Six Months Ended
                                                                  June 30,                   June 30,
                                                            1999           1998         1999         1998
REVENUE:
 Tuition and registration fees, net                       $ 44,842        $ 29,756     $ 86,963     $ 59,944
 Other, net                                                  3,938           2,569        7,252        4,978
   Total net revenue                                        48,780          32,325       94,215       64,922
OPERATING EXPENSES:
 Educational services and facilities                        20,341          13,661       38,862       26,835
 General and administrative                                 23,240          15,035       44,168       30,133
 Depreciation and amortization                               3,561           3,041        6,635        6,061
 Compensation expense related to the initial
  public offering                                               -               -            -         1,961
   Total operating expenses                                 47,142          31,737       89,665       64,990
 Income (loss) from operations                               1,638             588        4,550          (68)
INTEREST EXPENSE, net                                         (333)           (196)        (545)        (740)
Income (loss) before provision (benefit) for income
  taxes and cumulative effect of change in accounting
  principle                                                  1,305             392        4,005         (808)
PROVISION (BENEFIT) FOR INCOME TAXES                           561             165        1,722         (339)
Income (loss) before cumulative effect of change in
  accounting principle                                         744             227        2,283         (469)
CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE, net of taxes of $149                  -              -            -          (205)
NET INCOME (LOSS)                                         $    744        $    227     $  2,283      $  (674)

          CAREER EDUCATION CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            Continued
        (Dollars in thousands, except per share amounts)
                           (unaudited)


                                               Three Months Ended         Six Months Ended
                                                     June 30,                  June 30,
                                                1999        1998           1999        1998
NET INCOME (LOSS) ATTRIBUTABLE
 TO COMMON STOCKHOLDERS:
 Net income (loss) as reported                 $    744    $    227       $ 2,283     $  (674)
 Dividends on preferred stock                        -           -             -         (274)
 Accretion to redemption value of preferred
  stock and warrants                                 -           -             -       (2,153)
 Net income (loss) attributable to common
  stockholders                                 $    744    $    227       $ 2,283     $(3,101)

NET INCOME (LOSS) PER SHARE
 ATTRIBUTABLE TO  COMMON
 STOCKHOLDERS:
 Basic                                         $   0.10    $   0.03       $  0.30     $ (0.51)
 Diluted                                       $   0.09    $   0.03       $  0.29     $ (0.51)

WEIGHTED AVERAGE SHARES
 OUTSTANDING:
 Shares used in basic                             7,815       7,120         7,526       6,072
 Dilutive effect of employee stock options          285         216           227          -
 Dilutive effect of future issuable shares           -           -             67          -
 Shares used in diluted                           8,100       7,336         7,820       6,072
PRO FORMA DATA:
 Net income (loss) attributable to common
  stockholders                                             $    227                   $  (772)
 Diluted net income (loss) per share
  attributable to common stockholders                      $   0.03                   $ (0.12)
 Weighted average shares outstanding
  used in diluted                                             7,336                     6,660

          CAREER EDUCATION CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in thousands)
                           (unaudited)
                                                                              Six Months Ended
                                                                                  June 30,
                                                                             1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) for the period                                           $  2,283       $   (674)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                               6,635          6,061
   Compensation expense related to the initial public offering                    -           1,961
   Deferred income taxes                                                      (2,721)          (752)
   Cumulative effect of change in accounting principle                            -             205
   Changes in operating assets and liabilities, net of acquisitions            1,294           (937)
       Net cash provided by operating activities                               7,491          5,864

CASH FLOWS FROM INVESTING ACTIVITIES:
 Business acquisitions, net of cash                                          (24,751)        (1,360)
 Acquisition costs                                                            (1,195)          (186)
 Purchase of property and equipment, net                                      (6,947)        (1,890)
 Other assets                                                                    375            (59)
       Net cash used in investing activities                                 (32,518)        (3,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                                     15,723         52,492
 Dividends paid on preferred stock                                                -             (47)
 Equity issuance costs                                                        (1,945)        (6,821)
 Payments of amounts due and notes payable to former owners of acquired
   businesses, capital lease obligations and other long-term debt                (14)        (7,883)
 Net borrowings (payments) on revolving loans under Credit Agreement          21,751        (27,485)
 Payments on term loans under Credit Agreement                                    -         (13,500)
       Net cash provided by (used in) financing activities                    35,515         (3,244)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                           78           (257)
NET INCREASE (DECREASE) IN CASH                                               10,566         (1,132)
CASH, beginning of period                                                     23,548         18,906
CASH, end of period                                                         $ 34,114       $ 17,774

NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Accretion to redemption value of preferred stock and warrants              $     -        $ (2,153)
 Dividends on preferred stock added to liquidation value                          -            (227)
 Issued 50,601 shares of common stock under the
    Le Cordon Bleu trademark agreement                                      $  2,000             -


          CAREER EDUCATION CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
Note 1 - Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-
X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to the consolidated financial statements and footnotes for the year ended December 31, 1998 that are included in our annual report on Form 10-K.

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

McIntosh College, Inc.
     On March 9, 1999, we acquired certain assets and assumed certain liabilities of McIntosh College, Inc. for approximately $5.0 million. The acquisition was accounted for as a purchase and the purchase price exceeded the fair value of assets acquired and liabilities assumed, resulting in goodwill of approximately $4.6 million.

Briarcliffe College, Inc.
     On April 1, 1999, we acquired all of the outstanding shares of capital stock of Briarcliffe College, Inc. for approximately $20.6 million. The acquisition was accounted for as a purchase and the purchase price exceeded the fair value of assets acquired and liabilities assumed, resulting in goodwill of approximately $17.5 million.

Brooks Institute of Photography, Inc.
     Effective June 1, 1999, we acquired all of the outstanding shares of capital stock of Brooks Institute of Photography, Inc. for approximately $6.5 million. The acquisition was accounted for as a purchase and the purchase price exceeded the fair value of assets acquired and liabilities assumed, resulting in goodwill of approximately $2.2 million.

Note 4 - Comprehensive Income

     The disclosure of comprehensive income and accumulated other comprehensive income, which encompasses net income and foreign currency translation adjustments, is as follows:
                                                                              Accumulated Other
                                                                             Comprehensive Loss -
                                                                              Foreign Currency
                                               Comprehensive Income        Translation Adjustment
Balance December 31, 1998                                                     $          (822)
Net income for the six months ended
   June 30, 1999                                  $         2,283
Other Comprehensive Income -
 Foreign currency translation adjustment                      289                         289
Comprehensive income for the six months
   ended June 30, 1999                                      2,572
Balance, June 30, 1999                                                        $          (533)



Note 5 - Start-Up Costs
     Effective January 1, 1998 we adopted the American Institute of Certified Public Accountants Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which requires all non-governmental entities to expense the costs of start-up activities as those costs are incurred. We have restated our financial statements for the three and six months ended June 30, 1998 to reflect this change.


Note 6 - Debt
     On March 31, 1999, we increased our line of credit from $60.0 million to $90.0 million. As of June 30, 1999, we had approximately $33.0 million of borrowings outstanding under our Credit Facility. Additionally, we had approximately $7.7 million of outstanding letters of credit as of such date.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

     The discussion below contains certain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual growth, results, performance and business prospects and opportunities in 1999 and beyond could differ materially from those expressed in, or implied by, any such forward-looking statements. See "Special Note Regarding Forward-Looking Statements" on page 16 for a discussion of risks and uncertainties that could cause or contribute to such material differences.

     The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and attached Notes appearing elsewhere in this document.

Background and Overview

     We are a provider of private, for-profit postsecondary education in North America, with approximately 16,250 students enrolled as of July 31, 1999 compared to approximately 11,500 students as of July 31, 1998. We have 25 campuses located in 14 states and two Canadian provinces. Our schools enjoy long operating histories and offer a variety of bachelor's degree, associate degree and non-degree programs in career-oriented disciplines within our core curricula of:

          -    information technology
          -    visual communication and design technologies
          -    business studies
          -    culinary arts


     We have experienced significant growth both internally and through acquisitions. We have invested significant amounts of capital in the hiring of additional personnel and increased marketing and capital improvements at each of the schools we have acquired. The increased costs of personnel and marketing are expensed as incurred and are reflected in general and administrative expenses. Additional depreciation and amortization is reflected as a result of capital improvements, as well as added goodwill and covenants-not-to-compete from our new acquisitions.

     We believe that earnings before interest, taxes, depreciation and amortization (EBITDA), while not a substitute for GAAP measures of operating results, is an important measure of our financial performance and that of our schools. For second quarter 1999, EBITDA was $5.2 million, up 43.3% from $3.6 million for second quarter 1998. For the six months ended June 30, 1999, EBITDA was $11.2 million, up 86.6% from $6.0 million for the same period in 1998. Excluding the before-tax non-cash compensation charge of $1.9 million, EBITDA for the six months ended June 30, 1998 would have been $7.9 million. We believe that EBITDA is particularly meaningful due principally to the role acquisitions have played in our development. Our rapid growth through acquisitions has resulted in significant non-cash depreciation and amortization expense, because a significant portion of the purchase price of a school acquired by us is generally allocated to fixed assets, goodwill and other intangible assets. As a result of our ongoing acquisition strategy, non-cash amortization expense may continue to be substantial.

     Our principal source of revenue is tuition collected from our students. The academic year is at least 30 weeks in length, but varies both by individual school and program of study. The academic year is divided by term, which is determined by start dates, which vary by school and program. If a student withdraws from school prior to the completion of the term, we refund a portion of the paid tuition that relates to the portion of the term that is not completed. Revenue is recognized ratably over the period of the student's program.

     Our campuses charge tuition at varying amounts, depending not only on the particular school, but also upon the type of program and the specific curriculum. On average, our campuses increase tuition one or more times annually.

     Other revenue consists of bookstore sales, placement fees, dormitory and cafeteria fees, contract training revenue, restaurant revenue and rental income. Other revenue is recognized during the period services are rendered.

     Educational services and facilities expense includes costs directly attributable to the educational activity of our schools, including salaries and benefits of faculty, academic administrators and student support personnel. Educational services and facilities expense also includes costs of educational supplies and facilities (including rents on school leases), certain costs of establishing and maintaining computer laboratories, costs of student housing and owned facility costs.

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

     On March 9, 1999, we acquired certain assets and assumed certain liabilities of McIntosh College, Inc. for a purchase price of approximately $5.0 million.

     On April 1, 1999, we acquired all of the outstanding capital stock of Briarcliffe College, Inc. for a purchase price of approximately $20.6 million.

     Effective June 1, 1999 we acquired all of the outstanding capital stock of Brooks Institute of Photography for a purchase price of approximately $6.5 million.

Results of Operations

     The following table summarizes our operating results as a
percentage of net revenue:
                                                         Three Months Ended           Six Months Ended
                                                              June 30,                   June 30,
                                                          1999          1998          1999        1998
REVENUE:
 Tuition and registration fees, net                        91.9  %       92.1  %       92.3 %      92.3 %
 Other, net                                                 8.1           7.9           7.7         7.7
   Total net revenue                                      100.0         100.0         100.0       100.0
OPERATING EXPENSES:
 Educational services and facilities                       41.7          42.3          41.2        41.3
 General and administrative                                47.6          46.5          46.9        46.4
 Depreciation and amortization                              7.3           9.4           7.1         9.3
 Compensation expense related to the initial public
 offering                                                     -             -             -         3.0
   Total operating expenses                                96.6          98.2          95.2       100.0
 Income (loss) from operations                              3.4           1.8           4.8         0.0
INTEREST EXPENSE, net                                      (0.7)         (0.6)         (0.6)       (1.1)
Income (loss) before provision (benefit) for income
 taxes and cumulative effect of change in accounting
 principle                                                  2.7           1.2           4.2        (1.1)
PROVISION (BENEFIT) FOR INCOME TAXES                        1.2           0.5           1.8        (0.5)
Income (loss) before cumulative effect of change in
 accounting principle                                       1.5           0.7           2.4        (0.6)
CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING  PRINCIPLE, net                                    -             -             -        (0.3)
NET INCOME (LOSS)                                           1.5           0.7           2.4        (0.9)
NET INCOME (LOSS) ATTRIBUTABLE TO
 COMMON STOCKHOLDERS:                                       1.5  %        0.7  %        2.4 %      (4.8)  %

     Revenue. Net tuition and registration fee revenue for second quarter 1999 was $44.8 million, up $15.1 million or 50.7% compared to second quarter 1998. On a same school basis, the increase was 27.2% and was primarily due to an increase in average student population of 20.4% and tuition increases effective after June 1998. For the six months ended June 30, 1998, net tuition and registration fee revenue was $87.0 million, up $27.0 or 45.1% compared to the same period last year.

Other net revenue for second quarter 1999 was $3.9 million, up $1.4 million or 53.3% compared to second quarter 1998. The increase was due to an increase in average student population. For the six months ended June 30, 1998, other net revenue was $7.3 million, up $2.3 million or 45.7% compared to the same period last year.

     Educational Services and Facilities. Educational services and facilities expense for second quarter 1999 was $20.3 million, up $6.7 million or 48.9% compared to second quarter 1998. On a same school basis, this increase was 19.5% and was mainly attributable to the increase in average student population mentioned above. For the six months ended June 30, 1999 this expense was $38.9 million, up $12.0 million or 44.8% compared to the same period last year.

     General and Administrative. General and administrative expense for second quarter 1999 was $23.2 million, up $8.2 million or 54.6% compared to second quarter 1998. On a same school basis, this increase was 31.3% and was mainly due to increased advertising and marketing (including admissions) of $2.6 million and corporate and regional infrastructure enhancements of $1.4 million. This planned increase in infrastructure was primarily in regulatory compliance, financial aid and curriculum development. For the six months ended June 30, 1999 the expenses were $44.2 million, up $14.0 million or 46.6% compared to the same period last year.

     Depreciation and Amortization. Depreciation and amortization expense for second quarter 1999 was $3.6 million, up $0.5 million or 17.1% compared to second quarter 1998. On a same school basis, it decreased by 5.3% due to decreased amortization related to non-compete agreements. For the six months ended June 30, 1999 depreciation and amortization was $6.6 million, up $0.6 million or 9.5% compared to the same period last year.

     Compensation Expense Related to the Initial Public Offering. A before-tax, non-cash compensation charge of approximately $2.0 million was recorded pursuant to amended stock option agreements with two stockholders upon consummation of our initial public offering in February 1998.

     Net Interest Expense. Net interest expense for second quarter 1999 was $0.3 million compared to $0.2 million in the same period last year. For the six months ended June 30, 1999 net interest expense was $0.5 million compared to $0.7 million the same period last year.

     Provision(Benefit) for Income Taxes. The provision for income taxes for second quarter 1999 was $0.6 million, up $0.4 million from the same period last year. The increase was due to higher pretax income coupled with a 1.0 percentage point higher effective tax rate. For the six months ended June 30, 1999 the provision for income taxes was $1.7 million compared to a benefit of $0.3 million for the same period last year.

     Cumulative Effect of Change in Accounting Principle. In
January 1998, we adopted Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," which resulted in a net of tax charge of $0.2 million.

     Net Income (Loss). Net income for second quarter 1999 was $0.7 million compared to $0.2 million in the same period last year due to the reasons discussed above. For the six months ended June 30, 1999 net income was $2.3 million compared to a net loss of $0.7 million in the same period last year.

     Net Income (Loss) Attributable to Common Stockholders. Net income attributable to common stockholders increased to $0.7 million in the second quarter of 1999 from $0.2 million in the second quarter of 1998. For the six months ended June 30, 1999 net income attributable to common stockholders was $2.3 million compared to a net loss of $3.1 million. The increase was due to decreases in dividends on preferred stock and accretion to redemption value of preferred stock and warrants in connection with our initial public offering, conversion of preferred stock into common stock and exercise of warrants.

Liquidity and Capital Resources

     On March 17, 1999, we sold 530,000 shares of common stock at $29.00 per share pursuant to a public offering. The net proceeds to us from the sale of the shares of common stock, after deducting the discounts, commissions and estimated offering expenses payable by us, were approximately $13.8 million. The net proceeds from the offering were used for general corporate purposes. Net cash provided by operating activities also increased to $7.5 million in the first six months of 1999 from $5.9 million in the first six months of 1998, due primarily to increases in net income and operating assets and liabilities.

     Capital expenditures increased to $6.9 million in the first six months of 1999 from $1.9 million in the first six months of 1998. These increases were primarily due to investments in leasehold improvements on new and expanded facilities and capital equipment as a result of increasing student population. Capital expenditures are expected to continue to increase as new schools are acquired, student population increases, and current facilities and equipment are upgraded and expanded.

     Our net receivables as a percentage of net revenue decreased to 11.4% in 1999 from 17.8% in 1998, primarily due to increased revenue at our schools acquired prior to June 1998 coupled with better asset management. Based upon historical experience and judgment, we establish an allowance for doubtful accounts with respect to tuition receivables. When a student withdraws from school, the receivable balance attributable to such student is charged to this allowance for doubtful accounts.

     On March 31, 1999, we amended our credit agreement dated
October 26, 1998 to increase our line of credit from $60.0 million to $90.0 million. We may now obtain letters of credit up to $50.0 million. Outstanding letters of credit reduce the revolving credit facility availability under our credit agreement. Our credit agreement matures on October 26, 2003.
Under the credit agreement our borrowings bear interest, payable quarterly, of either
     (1) the bank's base or prime rate depending on whether the particular loan is denominated in U.S. or Canadian dollars, plus a specified number of basis points, ranging from 0 to 75, based upon our leverage ratio or
     (2) LIBOR, plus a specified number of basis points, ranging from 75 to 200 based upon our leverage ratio.
Under the credit agreement, we are required, among other things, to maintain (1) financial ratios with respect to debt to EBITDA and interest coverage and (2) a specified level of net worth. We are also subject to limitations on, among other things, payment of dividends, disposition of assets and incurrence of additional indebtedness. We are required to pledge the stock of our subsidiaries as collateral for the repayment of our obligations under the credit agreement. At August 5, 1999, we had $16.0 million outstanding borrowings under our credit facility.
Additionally, we had approximately $7.7 million of outstanding letters of credit as of such date.

     The DOE requires that we keep unbilled Title IV Program funds that are collected in separate cash or cash equivalent accounts until the students are billed for the program portion related to those Title IV Program funds. In addition, all funds transferred to our schools through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of June 30, 1999, we held nominal amounts of such funds in separate accounts. The restrictions on any cash held in these accounts have not significantly affected our ability to fund daily operations.

Year 2000 Compliance

          The Year 2000 Problem. Many Information Technology ("IT") hardware and software systems and non-IT systems containing embedded technology, such as microcontrollers and microchip processors, can only process dates with six digits, for example, 03/17/98, instead of eight digits, for example, 03/17/1998. This limitation may cause IT systems and non-IT systems to experience problems processing information with dates after December 31, 1999. For example, 01/01/00 could be processed as 01/01/2000 or 01/01/1900. There could also be problems with other dates, such as September 9, 1999, which was a date traditionally used as a default date by computer programmers. These problems may cause IT systems and non-IT systems to suffer miscalculations, malfunctions or disruptions. These problems are commonly referred to as ''Year 2000'' problems. In late 1997, we began our audit, testing and remediation project to assess our exposure to Year 2000 problems both because of our own IT systems and non-IT systems and because of the systems of our significant vendors, including those who process and disburse student financial aid for us. The discussion below details our efforts to ensure Year 2000 compliance.

     Our State of Readiness. Through our audit, testing and remediation project, we have identified and evaluated the readiness of our IT systems and non-IT systems, which, if not Year 2000 compliant, could have a material adverse effect on us. We held planning strategy sessions in the first quarter of 1998 and conducted our Year 2000 audits, upgrade assessments and budget alignments during the remainder of 1998 and continued through 1999. Our evaluation indicated that our administrative IT systems are Year 2000 compliant, but identified the following areas of concern:

     -    our accounting and financial reporting system

     -    our student database system

     - the systems of third party vendors which process student financial aid applications and loans for us

     - the Department of Education's systems for processing and disbursing student financial aid

     -    financial institutions which provide loans to our students

     Based on our assessment and vendors' representations, we believe that the financial and accounting systems, including those systems necessary for financial aid, of our significant third party vendors are compliant at this time. Our Management Information Services department will continue to monitor and spot test our vendors' financial and accounting systems throughout the remainder of the year.

     We believe that the material non-IT systems that we control are Year 2000 compliant and have begun the process of surveying our landlords, utility providers and other providers of non-IT systems to confirm that such systems are compliant. We have collected documentation from all of our key utility providers, including landlords, and will be testing at our campuses through the end of the third quarter.

     At this time, all of our campus administration systems Year
2000 evaluations have been completed. Non-compliant computer systems have been replaced at all campuses as of July 31, 1999.

     The Risks Associated with Our Year 2000 Issues. Although we are unable at this time to quantify with certainty our internal costs resulting from our Year 2000 problems, we do not believe that the cost of remediating our internal Year 2000 problems or the lost opportunity costs arising from any necessary diversion of our personnel to Year 2000 problems will have a material adverse effect on our business, results of operations or financial condition. We estimate that we have spent approximately $300,000 to either upgrade or replace non-compliant computer systems.

     We believe the greatest Year 2000 compliance risk, in terms of magnitude, is that the Department of Education may fail to complete its remediation efforts in a timely manner and federal student financial aid funding for our students could be interrupted for a period of time. During any such time, students may not be able to pay for their tuition in a timely manner. Because we derive approximately 70% of our revenue from U.S. federal student financial aid programs, such delay would likely have a material adverse effect on our business, results of operations and financial condition. Other than public comments provided by the Department of Education's May 14, 1999 status report that states that one hundred percent of the Department's 175 systems are either retired (28) or are Year 2000 compliant and fully implemented (147), we are unable to predict the likelihood of this risk occurring.

     Contingency Plans. At this time, we expect to be Year 2000 compliant and are satisfied that our significant vendors are compliant. However, to avoid interruptions of our operations, we have begun developing contingency plans in the event that we experience any Year 2000 problems. With respect to IT-systems, we have distributed guidelines to each of our campuses regarding data backup practices to store the information for our critical business processes in case any of them experience Year 2000 problems. Our contingency plan with respect to the material non-IT systems that we control includes, among other things, investigating the availability and replacement cost of such non-IT systems that have Year 2000 problems, isolating such systems that are not Year 2000 compliant so that they do not affect other systems and adjusting the clocks on such non-IT systems that are not date sensitive. We do not believe that the total costs of such Year 2000 compliance activities will be material.

Special Note Regarding Forward-Looking Statements

     This Form 10-Q contains certain statements, which reflect our expectations regarding our future growth, results of operations, performance and business prospects and opportunities. Wherever possible, words such as "anticipate," "believe," "plan," "expect" and similar expressions have been used to identify these "forward-looking" statements. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to risks and uncertainties, which could cause our actual growth, results, performance and business prospects and opportunities to differ from those, expressed in, or implied by, these statements.

These risks and uncertainties include, but are not limited to:
          -    implementation of our operating and growth strategy;
          - risks inherent in operating private for-profit postsecondary educational institutions;
          - risks associated with general economic and business conditions;
          -    charges and costs related to acquisitions;
          - our ability to successfully integrate our acquired institutions;
          -    our ability to continue our acquisition strategy;
          - our ability to attract and retain students at our institutions;
          - our ability to compete with new and enhanced competition in the education industry;
          - our ability to meet regulatory and accrediting agency requirements; and
          -    our ability to attract and retain key employees and faculty.

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

     Our exposure to changes in interest rates is limited to borrowings under revolving credit agreements, which have variable interest rates tied to the prime and LIBOR rates. In addition, we had debt with fixed annual rates of interest at June 30, 1999 of 7.0% totaling $10.0 million, 8.0% totaling $6.6 million and 8.25% totaling $0.2 million. We estimate that the fair value of each of our debt instruments approximated its market value at June 30, 1999.

     We are subject to fluctuations in the value of the Canadian dollar vis-a-vis the U.S. dollar. Our investment in our Canadian operations is not significant and the fair value of the assets and liabilities of these operations at June 30, 1999 approximated their fair value.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     We and our campuses are subject to occasional lawsuits, investigations and claims arising out of the ordinary conduct of our business, including the following:

     On February 24, 1997, 30 former and current students in Brown's PC/LAN program brought a suit entitled Peter Alsides, et al. v. Brown Institute, Ltd. in the Fourth Judicial District in Hennepin County, Minnesota alleging breach of contract, fraud, negligent misrepresentation, violation of the Minnesota Consumer
Fraud Act and violation of the Minnesota Deceptive Trade Practices Act. Plaintiffs allege that Brown failed to provide them with the education for which they contracted and which had been represented to them. There are currently 35 plaintiffs, who are seeking to recover their tuition, interest and costs. Brown's motion for summary judgment dismissing the case was granted in May 1998. Plaintiffs appealed and on April 13, 1999, the Minnesota
Court of Appeals affirmed in part and reversed in part and remanded the case to the trial court. The appellate court affirmed the dismissal of claims constituting educational malpractice but held that the claims which allege specific promises or representations not performed by Brown could be actionable on theories of breach of contract, misrepresentation or consumer fraud. The appellate court also held that the Deceptive Trade Practices Act applies to schools but provides only injunctive relief. The trial court then dismissed that claim. The trial court refused Brown's second request for summary judgment and has scheduled the trial for September 27, 1999. A pretrial and settlement conference is set for August 18, 1999. We believe that all of these claims are frivolous and without merit and we are vigorously contesting the allegations.

     Although outcomes cannot be predicted with certainty, we do not believe that the above described matter or any other legal proceedings to which we are a party will have a material adverse effect on our business, results of operations or financial condition.

Item 4.   Submission of Matters to a Vote of Security Holders.

(a)  Our annual meeting of stockholders was held on May 20, 1999.

(b) Our stockholders voted as follows to elect two Class I directors to our board of directors:

  Directors:               For:           Authority Withheld:      Broker Non-Votes:
Robert E. Dowdell         6,765,796         12,650                        __

Patrick K. Pesch          6,765,796         12,650                        __

     In addition to Mr. Dowdell and Mr. Pesch, the following directors terms of office as directors continued after the meeting: Thomas B. Lally, John M. Larson, Wallace O. Laub and
Keith K. Ogata.

(c)   1.   Our  stockholders  voted  as  follows  to  approve  an
amendment  to  the  Career  Education Corporation  1998  Employee
Incentive  Compensation  Plan which authorizes  the  addition  of
750,000 shares of common stock authorized for issuance under such plan  and the increase in the maximum number of shares of  common stock  any employee may be granted an option to purchase  in  any year under such plan from 100,000 to 250,000:
     For:           Against:      Abstentions:      Broker Non-Votes:
   5,207,398        981,431           959            588,658

2. Our stockholders voted as follows to approve an amendment to the Career Education Corporation 1998 Employee Stock Purchase
Plan which expands the eligibility requirements of such plan:

     For:          Against:       Abstentions:      Broker Non-Votes:
  6,724,454         47,692          6,300                __

3. Our stockholders voted as follows to ratify the appointment of Arthur Andersen LLP as independent auditors of our financial statements for the year ended December 31, 1999:

     For:           Against:      Abstentions:     Broker Non-Votes:
  6,777,365          300             781                __

Item 6.   Exhibits and Reports on Form 8-K.

         A.   Exhibits.
              Exhibit 27 - Financial Data Schedule

         B.   Reports on Form 8-K.
              We did not file any reports on Form 8-K during the second quarter of 1999.

                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Career Education Corporation


Date:  August 6, 1999        By: /s/ JOHN M. LARSON
                                 John M. Larson
                                 President and Chief Executive Office
                                 (Principal Executive Officer)



Date:  August 6, 1999        By: /s/ WILLIAM A. KLETTKE
                                 William A. Klettke
                                 Senior Vice President and
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)