Form 10-Q
period 1999-09-30
CAREER EDUCATION CORP
filed 1999-11-02
CIK 1046568

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended:  September  30, 1999

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

    For the Transition Period From __________ to __________.

                Commission File Number:  0-23245

                  Career Education Corporation
     (Exact name of registrant as specified in its charter)


          Delaware                                36-3932190
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


      As of October 28, 1999, 7,837,775 shares of the registrant's Common Stock, par value $.01, were outstanding.

                  CAREER EDUCATION CORPORATION

                QUARTER ENDED SEPTEMBER 30, 1999

                             INDEX

                                                                         Page


PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

         Condensed Consolidated Balance Sheets as of September 30,
           1999 (unaudited) and December 31, 1998 (unaudited)               3

         Condensed Consolidated Statements of Operations for the
           three and nine months ended September 30, 1999 (unaudited)
           and 1998 (unaudited)                                             4

         Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 (unaudited) and 1998 (unaudited) 6

         Notes to Condensed Consolidated Financial Statements               7


 Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              9

 Item 3. Quantitative and Qualitative Disclosure About Market Risk         16


PART II - OTHER INFORMATION

 Item 1. Legal Proceedings                                                 17

 Item 6. Exhibits and Reports on Form 8-K                                  17

SIGNATURES                                                                 18

                 PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

         CAREER EDUCATION CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands)
                           (unaudited)
                                                            September 30, 1999      December 31, 1998
                ASSETS

CURRENT ASSETS:
 Cash                                                          $  39,664              $  23,548
 Receivables, net                                                 15,654                 12,407
 Inventories, prepaid expenses and other current assets            9,092                  4,973
   Total current assets                                           64,410                 40,928
PROPERTY AND EQUIPMENT, net                                       63,589                 46,403
INTANGIBLE ASSETS, net                                            66,739                 42,645
DEFERRED INCOME TAX ASSETS                                            -                     865
OTHER ASSETS                                                       3,257                  2,046
TOTAL ASSETS                                                   $ 197,995              $ 132,887

     LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
 Current maturities of long-term debt                          $     264              $     317
 Accounts payable                                                  8,239                  2,425
 Accrued expenses and other current liabilities                   12,766                 12,033
 Deferred tuition revenue                                         15,550                 10,159
   Total current liabilities                                      36,819                 24,934
NON-CURRENT LIABILITIES:
 Long-term debt, net of current maturities                        49,513                 22,300
 Other long-term liabilities                                       1,224                  1,017
   Deferred income tax liability                                   4,927                     -
   Total non-current liabilities                                  55,664                 23,317
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' INVESTMENT:

 Common stock, $.01 par value; 50,000,000 shares
  authorized; 7,829,146 and 7,152,896 shares issued
  and outstanding at September 30, 1999 and December
  31, 1998, respectively;                                             78                     72
 Additional paid-in capital                                      112,092                 95,481
 Accumulated other comprehensive income                             (507)                  (822)
 Accumulated deficit                                              (6,151)               (10,095)
   Total stockholders' investment                                105,512                 84,636
TOTAL LIABILITIES AND STOCKHOLDERS'INVESTMENT                  $ 197,995              $ 132,887

          CAREER EDUCATION CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (Dollars in thousands, except per share amounts)
                           (unaudited)


                                                                  Three Months Ended           Nine Months Ended
                                                                     September 30,                September 30,
                                                                1999           1998            1999            1998
REVENUE:
 Tuition and registration fees, net                          $    50,094    $    31,715     $   137,057     $    91,659
 Other, net                                                        5,511          3,279          12,763           8,257
   Total net revenue                                              55,605         34,994         149,820          99,916
OPERATING EXPENSES:
 Educational services and facilities                              23,172         14,584          62,034          41,419
 General and administrative                                       25,423         16,028          69,591          46,161
 Depreciation and amortization                                     3,731          3,172          10,366           9,233
 Compensation expense related to the initial
  public offering                                                     -              -              -             1,961
   Total operating expenses                                       52,326         33,784         141,991          98,774
 Income from operations                                            3,279          1,210           7,829           1,142
INTEREST EXPENSE, net                                               (366)          (247)           (911)           (987)
Income before provision for income taxes and
 cumulative effect of change in accounting principle               2,913            963           6,918             155
PROVISION FOR INCOME TAXES                                         1,252            404           2,974              65
Income before cumulative effect of change in
 accounting principle                                              1,661            559           3,944              90
CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE, net of taxes of $149                       -              -               -             (205)
NET INCOME (LOSS)                                            $     1,661    $       559     $     3,944     $      (115)

          CAREER EDUCATION CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            Continued
        (Dollars in thousands, except per share amounts)
                           (unaudited)


                                                    Three Months Ended               Nine Months Ended
                                                        September 30,                   September 30,
                                                     1999           1998             1999             1998
NET INCOME (LOSS) ATTRIBUTABLE
 TO COMMON STOCKHOLDERS:
 Net income (loss) as reported                   $     1,661     $       559     $     3,944     $      (115)
 Dividends on preferred stock                             -               -               -             (274)
 Accretion to redemption value of preferred
  stock and warrants                                      -               -               -           (2,153)
 Net income (loss) attributable to common
  stockholders                                   $     1,661     $       559     $     3,944     $    (2,542)

NET INCOME (LOSS) PER SHARE
 ATTRIBUTABLE TO  COMMON
 STOCKHOLDERS:
 Basic                                           $      0.21     $      0.08     $      0.52     $     (0.40)
 Diluted                                         $      0.21     $      0.08     $      0.50     $     (0.40)

WEIGHTED AVERAGE SHARES
 OUTSTANDING:
 Shares used in basic                                  7,822           7,142           7,626           6,309
 Dilutive effect of employee stock options               230             196             267              -
 Dilutive effect of future issuable shares                -               -               -               -
 Shares used in diluted                                8,052           7,338           7,893           6,309
PRO FORMA DATA:
 Net income (loss) attributable to common
  stockholders                                                                                   $      (213)
 Diluted net income (loss) per share
  attributable to common stockholders                                                            $     (0.03)
 Weighted average shares outstanding
   used in diluted                                                                                     6,699

          CAREER EDUCATION CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Dollars in thousands)
                           (unaudited)
                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                    1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss) for the period                                                $     3,944      $      (115)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization                                                      10,366            9,233
   Compensation expense related to option issuances                                       48            1,961
   Gain on sale of property and equipment                                                  -              (14)
   Deferred income taxes                                                              (2,601)            (918)
   Cumulative effect of change in accounting principle                                     -              205
   Changes in operating assets and liabilities, net of acquisitions                    6,435             (500)
       Net cash provided by operating activities                                      18,192            9,852

CASH FLOWS FROM INVESTING ACTIVITIES:
 Business acquisitions, net of cash                                                  (34,752)          (4,964)
 Acquisition costs                                                                    (1,454)            (244)
 Purchase of property and equipment, net                                              (9,554)          (3,117)
 Other assets                                                                            375              (56)
       Net cash used in investing activities                                         (45,385)          (8,381)


CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                                             15,952           52,620
 Dividends paid on preferred stock                                                        -               (47)
 Equity issuance costs                                                                (1,945)          (6,821)
 Payments of amounts due and notes payable to former owners of acquired
   businesses, capital lease obligations and other long-term debt                       (538)          (8,118)
 Net borrowings (payments) on revolving loans under Credit Agreement                  29,750          (24,485)
 Payments on term loans under Credit Agreement                                            -           (13,500)
       Net cash provided by (used in) financing activities                            43,219             (351)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   90             (287)
NET INCREASE IN CASH                                                                  16,116              833
CASH, beginning of period                                                             23,548           18,906
CASH, end of period                                                              $    39,664      $    19,739

NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Accretion to redemption value of preferred stock and warrants                   $        -       $    (2,153)
 Dividends on preferred stock added to liquidation value                                  -              (227)
 Issued 50,601 shares of common stock under the
    Le Cordon Bleu trademark agreement                                           $     2,000      $        -


          CAREER EDUCATION CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
Note 1 - Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-
X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. The condensed consolidated balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to the consolidated financial statements and footnotes for the year ended December 31, 1998 that are included in our annual report on Form 10-K.

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

Note 3 - Business Acquisitions
Harrington Institute of Interior Design, Inc.
     On January 4, 1999, we acquired all of the outstanding shares of capital stock of Harrington Institute of Interior Design, Inc. for approximately $3.5 million. The acquisition was accounted for as a purchase and the purchase price exceeded the fair value of assets acquired and liabilities assumed, resulting in goodwill of approximately $2.8 million.

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

Brooks Institute of Photography, Inc.
     Effective June 1, 1999, we acquired all of the outstanding shares of capital stock of Brooks Institute of Photography, Inc. for approximately $6.6 million. The acquisition was accounted for as a purchase and the purchase price exceeded the fair value of assets acquired and liabilities assumed, resulting in goodwill of approximately $2.2 million.

Note 4 - Comprehensive Income

     The disclosure of comprehensive income and accumulated other comprehensive income, which encompasses net income and foreign currency translation adjustments, is as follows:
                                                                           Accumulated Other
                                                                          Comprehensive Loss -
                                                                            Foreign Currency
                                                Comprehensive Income     Translation Adjustment
Balance December 31, 1998                                                 $      (822)
Net income for the nine months ended
 September 30, 1999                              $     3,944
Other Comprehensive Income -
 Foreign currency translation adjustment                 315                      315
Comprehensive income for the nine months
 ended September 30, 1999                        $     4,259
Balance, September 30, 1999                                               $      (507)


Note 5 - Start-Up Costs
     Effective January 1, 1998, we adopted the American Institute of Certified Public Accountants Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which requires all non-governmental entities to expense the costs of start-up activities as those costs are incurred. We have restated our financial statements for the three and nine months ended September 30, 1998 to reflect this change.


Note 6 - Debt
     On March 31, 1999, we increased our line of credit from $60.0 million to $90.0 million. As of September 30, 1999, we had approximately $41.0 million of borrowings outstanding under our Credit Facility. Additionally, we had approximately $7.7 million of outstanding letters of credit as of such date.

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

Background and Overview

     We are a provider of private, for-profit postsecondary education in North America, with approximately 22,500 students enrolled as of October 31, 1999 compared to approximately 15,900 students as of October 31, 1998. We have 25 campuses located in 14 states and two Canadian provinces. Our schools enjoy long operating histories and offer a variety of bachelor's degree, associate degree and non-degree programs in career-oriented disciplines within our core curricula of:

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

     We believe that earnings before interest, taxes, depreciation and amortization (EBITDA), while not a substitute for GAAP measures of operating results, is an important measure of our financial performance and that of our schools. For third quarter 1999, EBITDA was $7.0 million, up 59% from $4.4 million for third quarter 1998. For the nine months ended September 30, 1999, EBITDA was $18.2 million, up 75% from $10.4 million for the same period in 1998. Excluding the before-tax non-cash compensation charge of $1.9 million, EBITDA for the nine months ended September 30, 1998 would have been $12.3 million. We believe that EBITDA is particularly meaningful due principally to the role acquisitions have played in our development. Our rapid growth through acquisitions has resulted in significant non-cash depreciation and amortization expense, because a significant portion of the purchase price of a school acquired by us is generally allocated to fixed assets, goodwill and other intangible assets. As a result of our ongoing acquisition strategy, non-cash amortization expense may continue to be substantial.

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

     Educational services and facilities expense includes costs directly attributable to the educational activity of our schools, including salaries and benefits of faculty, academic administrators and student support personnel. Educational services and facilities expense also includes costs of educational supplies and facilities (including rents on school leases), distance learning costs, certain costs of establishing and maintaining computer laboratories, costs of student housing and owned facility costs.

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


Acquisitions

     On January 4, 1999, we acquired all of the outstanding capital stock of Harrington Institute of Interior Design, Inc.
for a purchase price of approximately $3.5 million.

     On March 9, 1999, we acquired certain assets and assumed certain liabilities of McIntosh College, Inc. for a purchase price of approximately $5.0 million.

     On April 1, 1999, we acquired all of the outstanding capital stock of Briarcliffe College, Inc. for a purchase price of approximately $20.6 million.

     Effective June 1, 1999, we acquired all of the outstanding capital stock of Brooks Institute of Photography, Inc. for a purchase price of approximately $6.6 million.

Results of Operations

     The following table summarizes our operating results as a
percentage of net revenue:
                                                      Three Months Ended             Nine Months Ended
                                                         September 30,                  September 30,
                                                       1999         1998              1999         1998
REVENUE:
 Tuition and registration fees, net                      90.1  %      90.6  %           91.5 %       91.7 %
 Other, net                                               9.9          9.4               8.5          8.3
   Total net revenue                                    100.0        100.0             100.0        100.0
OPERATING EXPENSES:
 Educational services and facilities                     41.7         41.7              41.4         41.5
 General and administrative                              45.7         45.8              46.5         46.2
 Depreciation and amortization                            6.7          9.1               6.9          9.2
 Compensation expense related to the initial
  public offering                                           -            -                 -          2.0
   Total operating expenses                              94.1         96.6              94.8         98.9
 Income from operations                                   5.9          3.4               5.2          1.1
INTEREST EXPENSE, net                                    (0.7)        (0.7)             (0.6)        (0.9)
 Income before provision for income taxes and
  cumulative effect of change in accounting principle     5.2          2.7               4.6          0.2
PROVISION FOR INCOME TAXES                                2.2          1.1               2.0          0.1
 Income before cumulative effect of change in
  accounting principle                                    3.0          1.6               2.6          0.1
CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING  PRINCIPLE, net of taxes                        -            -                 -         (0.2)
NET INCOME (LOSS)                                         3.0          1.6               2.6         (0.1)
NET INCOME (LOSS) ATTRIBUTABLE TO
 COMMON STOCKHOLDERS                                      3.0  %       1.6  %            2.6 %       (2.5) %

     Revenue. Net tuition and registration fee revenue for third quarter 1999 was $50.1 million, up $18.4 million or 58.0% compared to third quarter 1998. On a same school basis, the 37.7% increase was primarily due to a 21.2% increase in average student population, tuition increases, and changes in student enrollment mix. For the nine months ended September 30, 1999, net tuition and registration fee revenue was $137.1 million, up $45.4 million or 49.5% compared to the same period last year. Of this amount, $19.8 million was due to added net tuition revenue for schools acquired during and after the 1998 period. On a same school basis, the increase was 30.6% and was also due to tuition increases, as well as an increase in average student population of 24.6%.

Other revenue, net, for third quarter 1999 was $5.5 million, up $2.2 million or 68.1% compared to third quarter 1998. For the nine months ended September 30, 1999, other net revenue was $12.8 million, up $4.5 million or 54.6% compared to the same period last year. These increases were due to an increase in student population for schools owned during the 1998 period.

     Educational Services and Facilities. Educational services and facilities expense for third quarter 1999 was $23.2 million, up $8.6 million or 58.9% compared to third quarter 1998. On a same school basis, this increase was $4.5 million, or 31.9%. For the nine months ended September 30, 1999 this expense was $62.0 million, up $20.6 million or 49.8% compared to the same period last year. On a same school basis, this increase was $10.6 million, or 26.2%. These increases were mainly attributable to the increase in average student population mentioned above, as well as an increase in curriculum development.

     General and Administrative. General and administrative expense for third quarter 1999 was $25.4 million, up $9.4 million or 58.6% compared to third quarter 1998. On a same school basis, this increase was $6.6 million and was mainly due to increased advertising and marketing (including admissions) of $3.4 million and planned corporate and regional infrastructure enhancements of $1.8 million. For the nine months ended September 30, 1999 the expenses were $69.6 million, up $23.4 million or 50.8% compared to the same period last year. On a same school basis, this increase was $16.0 million and was mainly due to increased advertising and marketing (including admissions) of $7.7 million and planned corporate and regional infrastructure enhancements of $4.5 million.

     Depreciation and Amortization. Depreciation and amortization expense for third quarter 1999 was $3.7 million, up $0.6 million or 17.6% compared to third quarter 1998. On a same school basis, it decreased by 0.3% due to decreased amortization related to non-compete agreements. For the nine months ended September 30, 1999 depreciation and amortization was $10.4 million, up $1.1 million or 12.3% compared to the same period last year. On a same school basis, it decreased by 3.5% also due to decreased amortization related to non-compete agreements.

     Compensation Expense Related to the Initial Public Offering.
A before-tax, non-cash compensation charge of approximately
$1.9 million was recorded pursuant to amended stock option agreements with two stockholders upon consummation of our initial public offering in February 1998.

     Net Interest Expense. Net interest expense for third quarter 1999 was $0.4 million compared to $0.2 million in the same period last year. For the nine months ended September 30, 1999 net interest expense was $0.9 million compared to $1.0 million the same period last year.

     Provision for Income Taxes. The provision for income taxes for third quarter 1999 was $1.3 million, up $0.9 million from the same period last year. For the nine months ended September 30, 1999 the provision for income taxes was $3.0 million compared to $0.1 million for the same period last year. These increases were due to higher pretax income coupled with a 1.0 percentage point higher effective tax rate.

     Cumulative Effect of Change in Accounting Principle. In
January 1998, we adopted Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," which resulted in a net of tax charge of $0.2 million.

     Net Income (Loss). Net income for third quarter 1999 was $1.7 million compared to $0.6 million in the same period last year due to the reasons discussed above. For the nine months ended September 30, 1999 net income was $3.9 million compared to a net loss of $0.1 million in the same period last year.

     Net Income (Loss) Attributable to Common Stockholders. Net income attributable to common stockholders increased to $1.7 million in the third quarter of 1999 from $0.6 million in the third quarter of 1998. For the nine months ended September 30, 1999 net income attributable to common stockholders was $3.9 million compared to a net loss of $2.5 million in the same period last year. These increases were due to decreases in dividends on preferred stock and accretion to redemption value of preferred stock and warrants in connection with our initial public offering, conversion of preferred stock into common stock and exercise of warrants.

Liquidity and Capital Resources
     On March 17, 1999, we sold 530,000 shares of common stock at $29.00 per share pursuant to a public offering. The net proceeds to us from the sale of the shares of common stock, after deducting the discounts, commissions and estimated offering expenses payable by us, were approximately $13.8 million. The net proceeds from the offering were used for general corporate purposes. Net cash provided by operating activities also increased to $18.2 million in the first nine months of 1999 from $9.9 million in the first nine months of 1998, due primarily to increases in net income and operating assets and liabilities.

     Capital expenditures increased to $9.6 million in the first nine months of 1999 from $3.1 million in the first nine months of 1998. These increases were primarily due to investments in leasehold improvements on new and expanded facilities and capital equipment as a result of increasing student population. Capital expenditures are expected to continue to increase as new schools are acquired, student population increases, and current facilities and equipment are upgraded and expanded.

     Our net receivables as a percentage of net revenue decreased to 10% in 1999 from 14% in 1998, primarily due to increased revenue at our schools acquired prior to September 1998 coupled with better asset management. Based upon historical experience and judgment, we establish an allowance for doubtful accounts with respect to tuition receivables. When a student withdraws from school, the receivable balance attributable to such student is charged to this allowance for doubtful accounts.

     On March 31, 1999, we amended our credit agreement dated
October 26, 1998 to increase our line of credit from $60.0 million to $90.0 million. We may now obtain letters of credit up to $50.0 million. Outstanding letters of credit reduce the revolving credit facility availability under our credit agreement. Our credit agreement matures on October 26, 2003.
Under the credit agreement our borrowings bear interest, payable quarterly, of either
     (1) the bank's base or prime rate depending on whether the particular loan is denominated in U.S. or Canadian dollars, plus a specified number of basis points, ranging from 0 to 75, based upon our leverage ratio or
     (2) LIBOR, plus a specified number of basis points, ranging from 75 to 200 based upon our leverage ratio.
Under the credit agreement, we are required, among other things, to maintain (1) financial ratios with respect to debt to EBITDA and interest coverage and (2) a specified level of net worth. We are also subject to limitations on, among other things, payment of dividends, disposition of assets and incurrence of additional indebtedness. We are required to pledge the stock of our subsidiaries as collateral for the repayment of our obligations under the credit agreement. At October 29, 1999, we had $15.0 million of outstanding borrowings under our credit facility.
Additionally, we had approximately $7.7 million of outstanding letters of credit as of such date.

     The DOE requires that we keep unbilled Title IV Program funds that are collected in separate cash or cash equivalent accounts until the students are billed for the program portion related to those Title IV Program funds. In addition, all funds transferred to our schools through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of September 30, 1999, we held nominal amounts of such funds in separate accounts. The restrictions on any cash held in these accounts have not significantly affected our ability to fund daily operations.

Year 2000 Compliance

          The Year 2000 Problem. Many Information Technology ("IT") hardware and software systems and non-IT systems containing embedded technology, such as microcontrollers and microchip processors, can only process dates with six digits, for example, 03/17/98, instead of eight digits, for example, 03/17/1998. This limitation may cause IT systems and non-IT systems to experience problems processing information with dates after December 31, 1999. For example, 01/01/00 could be processed as 01/01/2000 or 01/01/1900. There could also be problems with other dates. These problems may cause IT systems and non-IT systems to suffer miscalculations, malfunctions or disruptions. These problems are commonly referred to as ''Year 2000'' problems. In late 1997, we began our audit, testing and remediation project to assess our exposure to Year 2000 problems both because of our own IT systems and non-IT systems and because of the systems of our significant vendors, including those who process and disburse student financial aid for us. The discussion below details our efforts to ensure Year 2000 compliance.

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

     We believe that the material non-IT systems that we control are Year 2000 compliant and have completed the process of surveying our landlords, utility providers and other providers of non-IT systems to confirm that such systems are compliant. We have collected documentation from all of our key utility providers and landlords.

     At this time, all of our campus administration systems Year
2000 evaluations have been completed. Non-compliant computer systems have been replaced at all campuses as of July 31, 1999.

     The Risks Associated with Our Year 2000 Issues. We do not believe that the cost of remediating our internal Year 2000 problems, or the lost opportunity costs arising from any necessary diversion of our personnel to Year 2000 problems, will have a material adverse effect on our business, results of operations or financial condition. We estimate that we have spent approximately $300,000 to either upgrade or replace non-compliant computer systems.

     We believe the greatest Year 2000 compliance risk, in terms of magnitude, is that the Department of Education may fail to complete its remediation efforts in a timely manner and federal student financial aid funding for our students could be interrupted for a period of time. During any such time, students may not be able to pay for their tuition in a timely manner. Because we derive approximately 70% of our revenue from U.S. federal student financial aid programs, such delay would likely have a material adverse effect on our business, results of operations and financial condition. Other than public comments provided by the Department of Education's August 13, 1999 status report that states that one hundred percent of the Department's 175 systems are either retired (28) or are Year 2000 compliant and fully implemented (147), we are unable to predict the likelihood of this risk occurring.

     Contingency Plans. At this time, we expect to be Year 2000 compliant and are satisfied that our significant vendors are compliant. However, to avoid interruptions of our operations, we are continuing to develop contingency plans in the event that we experience any Year 2000 problems. With respect to IT-systems, we have distributed guidelines to each of our campuses regarding data backup practices to store the information for our critical business processes in case any of them experience Year 2000 problems. Our contingency plan with respect to the material non-IT systems that we control includes, among other things, investigating the availability and replacement cost of such non-IT systems that have Year 2000 problems, isolating such systems that are not Year 2000 compliant so that they do not affect other systems and adjusting the clocks on such non-IT systems that are not date sensitive. We do not believe that the total costs of such Year 2000 compliance activities will be material.

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

     Our exposure to changes in interest rates is limited to borrowings under revolving credit agreements, which have variable interest rates tied to the prime and LIBOR rates. In addition, we had debt with fixed annual rates of interest at September 30, 1999 of 8.0% totaling $6.9 million and 8.25% totaling $0.2 million. We estimate that the fair value of each of our debt instruments approximated its market value at September 30, 1999.

     We are subject to fluctuations in the value of the Canadian dollar vis-a-vis the U.S. dollar. Our investment in our Canadian operations is not significant and the fair value of the assets and liabilities of these operations at September 30, 1999 approximated their fair value.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
     We and our campuses are subject to occasional lawsuits, investigations and claims arising out of the ordinary conduct of our business, including the following:
     On February 24, 1997, 30 former and current students in Brown's PC/LAN program brought a suit entitled Peter Alsides, et al. v. Brown Institute, Ltd.. in the Fourth Judicial District in Hennepin County, Minnesota against Brown. In October, 1999 the parties agreed in principal to a settlement in an amount which will not be material to our business, results of operations or financial condition. It is anticipated that the settlement agreement will be executed by the parties in November, 1999.
     Although outcomes cannot be predicted with certainty, we do not believe any other legal proceedings to which we are a party will have a material adverse effect on our business, results of operations or financial condition.


Item 6.   Exhibits and Reports on Form 8-K.

          A.   Exhibits.
               Exhibit 27 - Financial Data Schedule

          B.   Reports on Form 8-K.
               We did not file any Current Reports on
               Form 8-K during the third quarter of 1999.

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Career Education Corporation


Date:  November 1, 1999      By:  /s/ JOHN M. LARSON
                                      John M. Larson
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)



Date:  November 1, 1999      By:  /s/ PATRICK K. PESCH
                                      Patrick K. Pesch
                                      Senior Vice President and
                                      Chief Financial Officer
                                      (Principal Financial and
                                       Accounting Officer)