Form 10-K405
period 1999-12-31
CAREER EDUCATION CORP
filed 2000-03-29
CIK 1046568

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                          Commission File No. 0-23245

                               ----------------

                          CAREER EDUCATION CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                               36-3932190
        (State of Incorporation)                (I.R.S. Employer ID No.)

   2800 West Higgins Road, Suite 790,                    60195
       Hoffman Estates, Illinois                       (zip code)
    (Address of principal executive
                offices)

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

                                  Yes  X   No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the $35.13 per share closing sale price of the registrant's Common Stock on March 22, 2000, was approximately $219,711,521. For purposes of this calculation, the Registrant's directors and executive officers have been assumed to be affiliates.

   The number of shares outstanding of the registrant's Common Stock, par value $.01, as of March 22, 2000 was 7,951,182.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of our Notice of Annual Meeting and Proxy Statement for our Annual Meeting of Stockholders, scheduled to be held on May 12, 2000, are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CAREER EDUCATION CORPORATION

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I...................................................................   1
    ITEM 1.  BUSINESS....................................................    1
    ITEM 2.  PROPERTIES..................................................   23
    ITEM 3.  LEGAL PROCEEDINGS...........................................   23
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   23

 PART II..................................................................  24
    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.........................................   24
    ITEM 6.  SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA.............   25
    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS...................................   26
    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..   34
    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   35
    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE....................................   35

 PART III.................................................................  36
    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .........   36
    ITEM 11. EXECUTIVE COMPENSATION......................................   36
    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT..................................................  36
    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............  36

 PART IV..................................................................  37
    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K....................................................  37

                                     PART I

ITEM 1. BUSINESS

   The discussion below contains certain forward-looking statements, as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual growth, results, performance and business prospects and opportunities in 2000 and beyond could differ materially from those expressed in, or implied by, any such forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Special Note Regarding Forward-looking Statements" on page 34 for a discussion of risks and uncertainties that could cause or contribute to such material differences.

Overview

   We are a provider of private, for-profit postsecondary education in North America, with approximately 23,400 students enrolled as of February 1, 2000. We operate 27 campuses located in 15 states and two Canadian provinces. Our schools enjoy long operating histories and offer a variety of bachelor's degree, associate's degree and non-degree programs in career-oriented disciplines. We have experienced significant growth both internally and through acquisitions with our net revenue increasing from $19.4 million in 1995 to $216.8 million in 1999. In addition, our net income increased from $0.1 million in 1995 to $10.9 million in 1999.

   We were founded in January 1994 by John M. Larson, our Chairman, President and Chief Executive Officer, who has over 25 years of experience in the career-oriented education industry. We were formed to capitalize on opportunities in the large and highly fragmented postsecondary school industry. Since our inception, we have completed 17 acquisitions. We have acquired schools that we believe possess strong curricula, leading reputations and broad marketability but that have been undermanaged from a marketing and financial standpoint. We seek to apply our expertise in operations, marketing and curricula development, as well as our financial strength, to improve the performance of these schools.

   Our schools offer educational programs principally in the following four career-related fields of study, identified by us as areas with highly interested and motivated students, strong entry-level employment opportunities and ongoing career and salary advancement potential:

 . Visual Communication and Design Technologies: These programs include desktop publishing, graphic design, fashion design, interior design, graphic imaging, webpage design and animation.

 . Information Technology: These programs include PC/LAN, PC/Net, computer technical support, computer network operation, computer information management and computer programming.

 . Business Studies: These programs include business administration and business operations.

 . Culinary Arts: These programs include culinary arts, restaurant management and pastry arts.

   The schools we have acquired are summarized in the following table:

                                        Year     Date    Principal    Degree
                 School                Founded Acquired Curricula(1) Granting
                 ------                ------- -------- ------------ --------
   Al Collins Graphic Design School     1978     1/94      IT, VC      Yes
     Tempe, AZ
   Brooks College                       1970     6/94        VC        Yes
     Long Beach, CA
   Allentown Business School            1869     7/95    B, IT, VC     Yes
     Allentown, PA
   Brown Institute                      1946     7/95    CA, IT, VC    Yes
     Mendota Heights, MN
   Western Culinary Institute           1983    10/96        CA         No
     Portland, OR
   School of Computer Technology        1967     2/97      CA, IT      Yes
     Fairmont, WV
     Pittsburgh, PA
   The Katharine Gibbs Schools          1911     5/97    B, IT, VC     Yes
     Boston, MA
     Melville, NY
     Montclair, NJ(2)
     New York, NY
     Norwalk, CT(2)
     Piscataway, NJ(3)
     Providence, RI(3)
   International Academy of
    Merchandising & Design              1977     6/97        VC        Yes
     Chicago, IL
     Tampa, FL(4)
   International Academy of Design      1983     6/97        VC         No
     Montreal, PQ
     Toronto, ON
   California School of Culinary Arts   1994     3/98        CA         No
     South Pasadena, CA
   Scottsdale Culinary Institute        1986     7/98        CA        Yes
     Scottsdale, AZ
   Harrington Institute of Interior
    Design                              1931     1/99        VC        Yes
     Chicago, IL
   McIntosh College                     1896     3/99    B, CA, IT     Yes
     Dover, NH
   Briarcliffe College                  1966     4/99    B, IT, VC     Yes
     Bethpage, NY
     Patchogue, NY
   Brooks Institute of Photography      1945     6/99        VC        Yes
     Santa Barbara, CA
   Washington Business School           1950    12/99        B          No
     Vienna, VA
   The Cooking and Hospitality
    Institute of Chicago                1983     2/00        CA        Yes
     Chicago, IL

--------
(1) The programs offered by our schools include business studies (B), culinary arts (CA), information technology (IT), and visual communication and design technologies (VC).
(2) The Gibbs campuses in Norwalk, Connecticut and Montclair, New Jersey are now using the name Gibbs College.
(3) Does not offer degree programs.
(4) This campus is now using the name International Academy of Design.

Industry Background

   Based on estimates for 1996 by the Department of Education's National Center for Education Statistics, postsecondary education is a $225 billion industry, with over 14 million students obtaining some form of postsecondary education. Of this total, approximately 3.2 million students are enrolled in approximately 4,600 private, degree-granting schools. Federal funds available to support postsecondary education exceed $40 billion each year and have grown steadily over the last two decades. Additionally, the federal government guaranteed over $32 billion in student loans in 1997 and is expected to guarantee loans at comparable levels in the future. State, local and private funds for career-oriented training are also available.

   Several national economic, demographic and social trends are converging to contribute to the growing demand for career-oriented education:

   Changes in Workplace Demands. The workplace is becoming increasingly knowledge-intensive. Rapid advances in technology have increased demands on employers and their employees, requiring many new workers to have some form of training or education beyond the high school level. The increasing technological skills required for entry level jobs are spurring demand for specialized training which, in many cases, is not provided by traditional two and four year colleges. The U.S. Department of Labor projects that between 1996 and 2006 jobs requiring (1) a bachelor's degree are expected to increase approximately 24%, (2) an associate's degree are expected to increase approximately 31% and (3) postsecondary vocational training are expected to increase approximately 14%. As of December 31, 1999, approximately 65% of our U.S. students were enrolled in bachelor's or associate's degree programs and the remaining 35% of our U.S. students were enrolled in vocational diploma/certificate programs. As of December 31, 1999, approximately 9% of our students were enrolled in our Canadian schools. Furthermore, career-oriented schools generally have the ability to react quickly to the changing needs of the nation's business and industrial communities. Additionally, to meet the new workplace demands, many major companies are now using career-oriented institutions to provide customized training for their employees on a contractual basis. Small to medium-sized companies are also using proprietary career-oriented schools to fill their needs for training to maintain or increase the skill levels of their employees.

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

   Growing Demand for Postsecondary Education. High school graduates and adults are seeking postsecondary education in increasing numbers. According to the U.S. Department of Commerce, approximately 65% of all 1996 high school graduates continued their education that same year, compared with 53% a decade earlier. In addition, enrollment in postsecondary programs is expected to increase substantially as individuals seek to enhance their skills or re-train for new job requirements. In part because of the recent trend toward corporate downsizing, the National Center for Education Statistics estimates that over the next several years initial enrollments in postsecondary education institutions by working adults will increase more rapidly than initial enrollments by recent high school graduates. The number of adults enrolled in postsecondary education programs in the U.S. is estimated by the National Center for Education Statistics to reach 6.2 million in 2000, or 41% of the total number of people enrolled.

   Recognition of the Value of Postsecondary Education. We believe that prospective students are increasingly recognizing the income premium and other improvements in career prospects associated with a postsecondary education. On average, (1) a female with an associate's degree earns 33% more than a female high school graduate, and a male with an associate's degree earns 19% more than a male high school graduate, while (2) a female with a bachelor's degree earns 57% more than a female high school graduate, and a male with a bachelor's degree earns 53% more than a male high school graduate. Independent research studies have demonstrated that prospective students consider these benefits in making their education decisions.

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

   Decreasing Size of Military Forces. Due to defense budget cuts and the corresponding reduction in the U.S. armed forces, the U.S. military, a traditional provider of technical and career-oriented training, is able to provide fewer educational opportunities. According to the U.S. Department of Defense, the aggregate number of military personnel has declined by 36% since 1987, with the aggregate number of individuals on active duty in the military services declining from 2.2 million in 1987 to 1.4 million in 1998. This has left an educational void to be filled by other sources, including proprietary career-oriented schools.

   We believe that private, for-profit, career-oriented schools are uniquely positioned to take advantage of these national trends. We also believe that similar factors are creating a favorable climate for career-oriented postsecondary education in Canada and other international markets.

Business and Operating Strategy

   Our business and operating strategy has enabled us to achieve significant improvements in the performance of our schools. We believe this strategy will enable us to continue to capitalize on the favorable economic, demographic and social trends which are driving demand for career-oriented education, thereby strengthening our position as a premier, professionally managed system of career-oriented postsecondary educational institutions. The key elements of our business and operating strategy are as follows:

   Focusing on Core Curricula. Our schools offer educational programs principally in four career-related fields of study:

 . visual communication and design technologies, offered at 18 campuses

 . information technology, including Internet and intranet technology, offered at 15 campuses

 . business studies, offered at 12 campuses

 . culinary arts, offered at seven campuses

   We perceive a growing demand by employers for individuals possessing skills in these particular fields. We also believe there are many entry-level positions and ongoing career and salary advancement potential for individuals who have received advanced training in these areas. We recognize that these employment opportunities have attracted highly interested and motivated students. These students include both recent high school graduates and adults seeking formal training in these fields as well as degrees, diplomas and certificates evidencing their knowledge and skills. Our experience and expertise in these attractive areas of study enable us to differentiate ourselves from many of our competitors and to effectively tailor our acquisition and marketing plans.

   Adapting and Expanding Educational Programs. We strive to meet the changing needs of our students and the employment market. We continually refine and adapt our courses to ensure that both students and employers are satisfied with the quality and breadth of our educational programs. Through various means, including student and employer surveys and curriculum advisory boards comprised of business and community members, our schools regularly evaluate their program offerings and consider revisions to existing classes and programs, as well as the introduction of new courses and programs of study within our core curricula. We selectively duplicate programs that have been successful elsewhere in our school system. In 1999, we successfully duplicated nine programs and plan to continue this curricula migration in the future. For example, we introduced visual communication programs at three of our Gibbs schools and at the School of Computer Technology in Pittsburgh. Brown Institute became the first U.S. campus to offer the Le Cordon Bleu culinary program. Al Collins Graphic Design School started a new program in both traditional and computer animation. The International Academy of Design in Toronto launched a program in digital television production.

   Investing for Future Growth. We make substantial investments in our people, facilities, management information systems and classroom technologies to prepare for continued growth. We devote particular attention to attracting and retaining both corporate and school-level management, and focus on employee development in order to facilitate internal promotions. We make substantial investments in facilities and classroom technologies to attract, retain and prepare students for the increasing technical demands of the workplace. Additionally, we have made significant investments in our management information systems to standardize applications and processes across our schools in order to maintain effective and expedient communication between our schools and corporate management, as well as to ensure the smooth integration of newly acquired schools.

   Emphasizing School Management Autonomy and Accountability. We provide significant autonomy and appropriate performance-based incentives to our campus-level managers, which we believe offers important benefits for the organization. We believe these policies foster an important sense of personal responsibility for achieving campus performance objectives. We also believe our willingness to grant local autonomy provides us and our schools with a significant advantage in recruiting and retaining highly-motivated individuals with an entrepreneurial spirit. Management of each of our campuses is principally directed by a campus president and local managers, who are accountable for the campus' operations and profitability. Corporate strategy, finance and accounting consolidation functions are, however, centralized at our executive offices in Hoffman Estates, Illinois. When we acquire a new school, we evaluate the capabilities of existing campus management personnel, and typically retain a significant portion, which contributes to our ability to rapidly integrate acquired schools into our system. We also determine the acquired school's needs for additional or stronger managers in key areas and, where necessary, take appropriate action by hiring new managers or assigning experienced staff to the school's campuses.

   Direct Response Marketing. We seek to increase school enrollment and profitability through intensive local, regional and national direct response marketing programs designed to maximize each school's market penetration. We also use the Internet to attract potential students and believe that this medium will be an increasingly important marketing tool. Because many of our schools have been significantly under-marketed prior to their acquisition, we believe that major benefits can result from carefully crafted, targeted marketing programs that leverage schools' curriculum strength and brand name recognition. After every school acquisition, we design a marketing program tailored to the particular school to highlight its strengths and to improve student lead generation and student enrollment rates. Our management uses a diversified media, direct response approach, including direct mail, Internet-based advertising, infomercials, other television-based advertising, newspaper advertising and other print media, to attract potential students. We place particular emphasis on high school recruitment because it produces a steady supply of new students.

   Improving Student Retention. We emphasize the retention of students, from initial enrollment to completion of their courses of study because, as at other postsecondary educational institutions, a substantial portion of our students never finish their educational programs for personal, financial or academic reasons.

Substantial increases in revenue and profitability can be achieved through modest improvements in student retention rates. Our costs to keep current students in school are much less than the expense of the marketing efforts associated with attracting new students; therefore, student retention efforts, if successful, are extremely beneficial to operating results. We strive to improve retention by treating students as valued customers. We consider student retention the responsibility of the entire staff of each school, from admissions to faculty and administration to career counseling services, and provide resources and support for the retention efforts developed by our local school administrators. School personnel typically employ an approach based upon establishing personal relationships with students; for example, students may receive a telephone call from a school counselor or faculty member if they miss classes. In addition, our corporate staff regularly tracks retention rates at each school and provides feedback and support to the efforts of local school administrators. As of December 31, 1999, our retention rate was approximately 77%. This rate was determined in accordance with the standards of the Accrediting Council for Independent Colleges and Schools, which determines retention rates by dividing the total number of student dropouts by the sum of
(1) beginning student population, (2) new starts and (3) student re-enters.

   Emphasizing Employment of Graduates. We believe that the high rates of employment for graduates of our schools enhance the overall reputation of the schools as well as their ability to attract new students. High placement rates also lead to low student loan default rates, which are necessary to allow our schools to continue to participate in the federal student financial aid programs. We consider student placement to be a high priority and allocate a significant amount of time and resources to placement services. Due at least in part to this emphasis, 91.8% of our students that graduated during the academic year ended June 30, 1999 who were available for employment found employment relating to their fields of study within six months of graduation. We are committed to maintaining or improving these graduate employment rates and newly acquired schools will be expected to meet similar graduate employment success standards.

Growth Strategy

   We believe we can achieve superior long-term growth in revenue and profitability by continuing to expand existing operations and acquire additional schools in attractive markets. We believe we can achieve additional growth in the future by establishing new campuses and also by entering new service areas and recruiting internationally.

   Expanding Existing Operations. We believe that our existing 27 campuses can achieve significant internal growth in enrollment, revenue and profitability. We are executing our business and operating strategy, including all of the elements described above, to accomplish this growth. We believe that expansion of operations at our existing schools, along with acquisitions of new schools, will be the primary generators of our growth in the near term.

   Acquiring Additional Schools. To date, we have grown by acquiring new schools in the U.S. and Canada and then applying our expertise in marketing and school management to increase enrollment, revenue and profitability at those schools. We expect that this process will continue to be one of the most important elements of our growth strategy. We may also acquire operations outside North America where we believe significant opportunities exist. We have an active acquisition program and from time to time engage in, and are currently engaged in, evaluations of, and discussions with, possible acquisition candidates, including evaluations and discussions relating to acquisitions that may be material in size or scope.

   We make selective acquisitions of for-profit, career-oriented schools which have capable faculty and operations staff, as well as quality educational programs, which stand to benefit from our educational focus, marketing and operating strengths. We target schools which we believe have the potential to generate superior financial performance. Generally, such schools demonstrate the following characteristics:

 . "Schools of Choice"--Possessing leading reputations in career-oriented disciplines within local, regional and national markets

 . Success--Demonstrating the ability to attract, retain and place students, while meeting applicable federal and state regulatory criteria and accreditation standards

 . Marketable Curricula--Offering programs that provide students with relevant training and the skills necessary to obtain attractive jobs and advance in their selected fields

 . Broad Marketability--Attracting students from each of the high school, adult, foreign and contract training market segments

 . Attractive Facilities and Geographic Locations--Providing geographically desirable locations and modern facilities to attract and prepare students for the demands of the increasingly competitive workplace

   We believe that significant opportunities exist for growth through acquisition. Some opportunities result from institutions having limited resources to manage increasingly complex regulations or to fund the significant cost of developing new educational programs necessary to meet changing demands of the employment market. We believe that a substantial number of schools exhibiting the characteristics described above exist in the U.S. and Canadian markets and such schools can be successfully integrated into our marketing and administrative structure. We believe that competition in Canada is not currently as intense as in the U.S. Few of the largest U.S. operators of postsecondary career-oriented schools currently have a significant Canadian presence. We believe that, given our existing Canadian operations, we are well positioned to take advantage of these opportunities.

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

   After we complete an acquisition, we immediately begin to apply our business strategy to boost enrollment and improve the acquired school's profitability. We assist acquired schools in achieving their potential through a highly focused and active management role, as well as through capital contributions. We selectively commit resources to improve marketing, advertising, administration and regulatory compliance at each acquired school. We may also commit further resources to enhance management depth. We retain acquired schools' brand names to take advantage of their established reputation in local, regional and national markets as "schools of choice."

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

   Establishing New Campuses. Although, to date, we have added new campuses only through acquisitions, we plan to develop, open and operate new campuses ourselves. We will most likely establish these new campuses as additional locations of existing institutions, but we may also establish campuses as entirely separate, free-standing institutions. Opening new campuses would enable us to capitalize on new markets or geographic locations that exhibit strong enrollment potential and/or the potential to establish a successful operation in one of our core curricula areas. We believe that this strategy will allow us to continue to grow rapidly even if appropriate acquisition opportunities are not readily available.

   Entering New Service Areas. While we expect that our current career-oriented school operations will continue to provide the substantial majority of our revenue in the near term, we plan to further develop new education-related services which we believe offer strong long-term growth potential. In 1999, we introduced our first distance learning program, which offers educational products and services through the Internet and other distribution channels. We also plan to expand our contract training business, which provides customized training on a contract basis for business and government organizations, and which is currently a limited part of the operations of a few of our schools. Although we have not yet actively targeted the growing market for contract training services, we believe that contract training can become a much more significant part of our business.

   Recruiting International Students. Although all of our current operations are located in North America, we believe that trends similar to those impacting the market for postsecondary career-oriented education in the U.S. and Canada are occurring outside of North America. As a result, we believe that there may be significant international opportunities in private, for-profit postsecondary education. We recently launched marketing efforts in selected countries to increase international student enrollment at our schools.

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

   As of December 31, 1999, our schools employed approximately 300 admissions representatives, each of whom focuses his or her efforts on one or more of the following areas: (1) out-of-area/correspondence recruiting, (2) high school recruiting or (3) in-house/local recruiting. Correspondence representatives work with students who live outside of the immediate school area to generate interest through correspondence with potential enrollees who have learned of the school through regional or national advertising. We believe that we are able to significantly boost enrollment by targeting students outside of the local population. High school recruiting representatives conduct informational programs at local secondary schools and follow up with interested students outside of school, either at their homes or on our school campus. The interpersonal relationships formed with high school counselors and faculty may have significant influence over a potential student's choice of school. In 1999, approximately 31% of our student population was under the age of 20. We believe that the relationships of our schools' representatives with the counseling departments of high schools are good and that the brand awareness and placement rates of our schools assist representatives in gaining access to counselors. In-house representatives are also available to speak with prospective students who visit campuses and to respond to calls generated through the school's advertising campaigns. Representatives interview and advise students interested in specific careers to determine the likelihood of their success in completing their educational programs. The admissions representatives are full-time, salaried employees of the schools. Regulations of the Department of Education prevent us from giving our U.S. employees incentive compensation based, directly or indirectly, upon the number of students recruited.

   We also engage in significant direct mail campaigns. We purchase mailing lists from a variety of sources, and we mail brochures regularly during the course of the year, with frequency determined by the number of school starts in a given year. We believe direct mailings offer a fast and cost-effective way to reach a targeted population.

   In addition, each school develops advertising for a variety of media, including radio, television and the Internet, which is run locally, regionally and sometimes nationally. While multi-media advertising is generally more appropriate for local markets, some initiatives have been successfully utilized on a national basis. We have found infomercials to be a particularly effective tool nationally, because their length enables schools to convey a substantial amount of information about their students, their faculty, their facilities and, most importantly, their course offerings. We also believe that the personal flavor of the presentation typical of infomercials is well-suited to attracting potential applicants. As an additional marketing tool, all of our schools have established web sites, which can be easily accessed for information about these schools and their educational programs. Although we retain independent advertising agencies, we design and produce a portion of our direct marketing and multi-media advertising and communications in-house, through Market Direct, Inc., a wholly-owned subsidiary. While substantially all of Market Direct's operations involve designing and producing advertising for us, Market Direct also provides these services to other businesses outside of the postsecondary education industry as opportunities arise.

   We closely monitor the effectiveness of our marketing efforts. We estimate that, in 1999, admissions representatives were responsible for attracting approximately 36% of student enrollments, direct mailings were responsible for approximately 11%, television, radio and print media advertising were responsible for approximately 41%, Internet advertising was responsible for approximately 6%, and the remaining approximately 6% was attributable to various other methods.

Student Admissions and Retention

   The admissions and entrance standards of each school are designed to identify those students who are best equipped to meet the requirements of their chosen fields of study. The most important qualifications for students include a strong desire to learn, passion for their area of interest, initiative and a high likelihood of successfully completing their programs. These characteristics are generally identified through personal interviews conducted by admissions representatives. We believe that a success-oriented student body results in higher retention and placement rates, increased satisfaction on the part of students and their employers and lower student default rates on government loans. To be qualified for admission to one of our schools, each applicant must have a high school diploma or a General Education Development certificate. Many of our schools also require that applicants obtain certain minimum scores on academic assessment examinations.

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

   The relationship of each of our schools with the business community plays a significant role in the development and adaptation of school curriculum. Each school has one or more program advisory boards composed of members of the local and regional business community who are engaged in businesses directly related to the educational offerings provided by the school. These boards provide valuable input to the school's education department, which allows the school to keep its programs current and provide graduates with the training and skills that these employers seek.

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

   Our schools are in continuous contact with employers through their faculty, many of whom are industry professionals. The schools hire a significant number of part-time faculty holding positions in business and industry because specialized knowledge is required to teach many of the schools' courses and to provide students with current, industry-specific training. The schedules of business and industry professionals often permit them to teach the many evening courses offered by our schools. Unlike traditional four-year colleges, instructors in our schools are not awarded tenure and are evaluated, in part, based upon student evaluations. Our schools employ approximately 1,700 faculty members, of which approximately 35% are full-time employees and approximately 65% have been hired on a part-time, adjunct basis.

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

   Corporate strategy, finance and accounting consolidation functions are centralized at our corporate headquarters. Our corporate staff develops long-term and short-term operating strategies for the schools and works closely with local administrators to accomplish their goals and ensure adherence to our strategy. We maintain stringent quality standards and controls at both the corporate and individual school levels. Activities at the corporate level include regular reporting processes which track the vital statistics of each school's operations, including leads, enrollments, retention rates, placements, and financial data. These reports provide real-time data which allow management to monitor the performance of each campus. Each operating department at the campus level is also required to compile quantitative reports at regular intervals, including reports on admissions, financial aid, academic performance and placement.

   We use a number of quality and financial controls. Information is tracked through an advanced, PC-based management information system, which currently runs on a decentralized basis, but also allows centralized access to account information.

Tuition and Fees

   Currently, total tuition for completion of a diploma/certificate program offered by our schools, assuming full-time attendance, ranges from $5,400 to $28,000, for completion of an associate's degree program ranges from $12,450 to $28,000, and for completion of a bachelor's degree program ranges from $45,000 to $51,300. In addition to these tuition amounts, students at our schools typically must purchase textbooks and supplies as part of their educational programs.

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

Graduate Employment

   We believe that employment of graduates of our schools in occupations related to their fields of studies is critical to the reputation of the schools and their ability to continue to recruit students successfully. We believe that our schools' most successful form of recruiting is through referrals from satisfied graduates. A strong placement office is important to maintain and elevate the school's reputation, as well as manage the rate at which former students default on their loans.

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

   Each campus' placement department also plays a role in marketing the campus' curriculum to the business community to produce job leads for graduates. As of December 31, 1999, approximately 75 employees worked in the placement departments of our campuses. Placement counselors participate in professional organizations, advisory boards, trade shows and community events to keep apprised of industry trends and maintain relationships with key employers. Partnerships with local and regional businesses are established through internships and curriculum development programs and facilitate placement of graduates in local and regional businesses. The placement department also assists current students in finding part-time jobs while attending school. These part-time placements often lead to permanent positions.

   Based on survey information received from graduating students and employers, we believe that of the 8,648 students graduating from our schools during the academic year ending June 30, 1999, 91.8% of the 7,941 available graduates, which excludes students who are continuing their education, are in active military service or are disabled or deceased, as well as students from foreign countries who are legally ineligible to work in the U.S., obtained employment in fields related to their program of study within six months following their graduation.

   The reputation of Gibbs and Washington Business School allows them to charge fees to employers upon placement of many of their students. Our other schools do not currently receive such placement fees, nor, we believe, do any of our principal proprietary competitors. We believe that, as an additional source of revenue, we may be able to replicate these placement fee programs at some of our other schools.

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

Employees

   As of December 31, 1999, we had a total of approximately 1,800 full-time and 1,300 part-time employees. We do not have any collective bargaining agreements with our employees. We consider our relations with our employees to be good.

Competition

   The postsecondary education market is highly fragmented and competitive, with no single institution having a significant market share. Our schools compete with traditional public and private two-year and four-year colleges and universities, other proprietary schools, including those that offer distance learning programs, and alternatives to higher education such as immediate employment and military service. Private and public colleges and universities may offer courses of study similar to those of our schools. Some public institutions are able to charge lower tuition than our schools due in part to government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to proprietary schools. However, tuition at private, non-profit institutions is, on average, higher than the average tuition rates of our schools. Other proprietary career-oriented schools also offer programs that compete with those of our schools. We believe that our schools compete with other educational institutions principally based upon quality of their educational programs, reputation in the business community, costs of programs and graduates' ability to find employment. Some of our competitors in both the public and private sectors may have substantially greater financial and other resources than us.

   Changes in the regulatory environment have stimulated consolidation in the postsecondary education industry. Regulations adopted in recent years have tightened standards for educational content, established strict standards for student loan default rates, required intensified scrutiny by state education agencies and accrediting agencies and created more stringent standards for the evaluation of an institution's financial responsibility and administrative capability. As a result, some career-oriented schools have been forced to close because they lacked sufficient quality or financial resources or could not manage the increased regulatory burden. At the same time, despite increasing demand, potential new entrants face significant barriers to entry due to the highly regulated nature of the industry and the considerable expense of start-up operations.

Financial Aid and Regulation

   Our schools and students in the U.S. and Canada participate in a wide variety of government-sponsored financial aid programs. For this reason, our schools are subject to extensive regulatory requirements imposed by government funding agencies and other bodies. For the 1999 fiscal year, we derived approximately 71% of our total net revenue on a cash basis from such financial aid received by our students. We estimate that over 75% of our students receive government-sponsored financial aid. Our students also finance their education through family contributions and individual resources.

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

   Regulation of Federal Student Financial Aid Programs for U.S. Schools. To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by the relevant agencies of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in the Title IV Programs only after the institution has demonstrated compliance with the Higher Education Act and the Department of Education's extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department of Education on an ongoing basis. These standards are applied primarily on an institutional basis, with an institution defined as a main campus and its additional locations, if any. Under this definition, each of our U.S. campuses is a separate institution, except for Briarcliffe-Patchogue, which is an additional location of Briarcliffe-Bethpage, Gibbs-Piscataway, which is an additional location of Gibbs-Montclair, and the School of Computer Technology-Fairmont, which is an additional location of the School of Computer Technology-Pittsburgh. All of our U.S. schools currently participate in the Title IV Programs.

   The substantial amount of federal funds disbursed through the Title IV Programs and the large numbers of students and institutions participating in those programs have led to instances of fraud, waste and abuse. As a result, Congress has required the Department of Education to increase its level of regulatory oversight of institutions to ensure that public funds are properly used. Under the Higher Education Act, accrediting agencies and state licensing agencies also have responsibilities for overseeing institutions' compliance with Title IV Program requirements. As a result, each of our institutions is subject to frequent reviews and detailed oversight and must comply with a complex framework of laws and regulations. Because the Department of Education periodically revises its regulations and changes its interpretation of existing laws and regulations, we cannot assure you that the Department of Education will agree with our understanding of each Title IV Program requirement.

   Significant factors relating to the Title IV Programs that could adversely affect us include the following:

   Legislative Action. Political and budgetary concerns significantly affect the Title IV Programs. Congress must reauthorize the Higher Education Act approximately every six years. The most recent reauthorization in October 1998 reauthorized the Higher Education Act for an additional five years. Congress reauthorized all of the Title IV Programs in which our schools participate, generally in the same form and at funding levels no less than for the prior year. While the 1998 reauthorization of the Higher Education Act made numerous changes to Title IV Program requirements, we believe that these changes will not have a material adverse effect on our business, results of operations or financial condition. Changes made by the 1998 reauthorization of the Higher Education Act include:

  . expanding the adverse effects on institutions of high student loan default rates,

  . increasing from 85% to 90% the portion of a proprietary institution's revenue that may be derived each year from the Title IV Programs,

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

   Cohort Default Rates. A significant component of Congress' initiative to reduce abuse in the Title IV Programs is the imposition of limitations on institutions whose former students default on the repayment of their federally guaranteed or funded student loans above specific rates. All of our institutions have implemented aggressive student loan default management programs aimed at reducing the likelihood of students failing to repay their loans in a timely manner. Those programs emphasize the importance of students meeting loan repayment requirements and provide for extensive loan counseling, methods to increase student persistence and completion rates and graduate employment rates, and proactive borrower contacts after students cease enrollment.

   An institution's cohort default rate under the FFEL and FDL programs is calculated on an annual basis as the rate at which student borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year. An institution whose cohort default rates equal or exceed 25% for three consecutive years will no longer be eligible to participate in the FFEL, FDL or Pell programs for the remainder of the federal fiscal year in which the Department of Education determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. An institution whose cohort default rate under the FFEL or FDL program for any federal fiscal year exceeds 40% may have its eligibility to participate in all of the Title IV Programs limited, suspended or terminated by the Department of Education.

   None of our institutions had a FFEL or FDL cohort default rate of 25% or greater for either of the last two federal fiscal years. The following table sets forth the FFEL and FDL cohort default rates for our institutions for federal fiscal years 1997, 1996 and 1995, the most recent years for which the Department of Education has published such rates:

                                                                FFEL and FDL
                                                               Cohort Default
                                                                    Rate
                                                               ----------------
                               School                          1997  1996  1995
                               ------                          ----  ----  ----
      Al Collins Graphic Design School
        Tempe, AZ............................................. 14.7% 15.4% 13.8%
      Allentown Business School
        Allentown, PA......................................... 13.4   9.7  10.7
      Briarcliffe College
        Bethpage & Patchogue, NY.............................. 10.2  13.3  15.1
      Brooks College
        Long Beach, CA........................................ 19.3  21.1  17.8
      Brooks Institute of Photography
        Santa Barbara, CA.....................................  4.4   9.7   9.0
      Brown Institute
        Mendota Heights, MN................................... 14.9  17.4  18.1
      California School of Culinary Arts*
        South Pasadena, CA....................................  --    --    --
      The Cooking and Hospitality Institute of Chicago
        Chicago, IL........................................... 13.1  11.9  19.8
      Harrington Institute of Interior Design
        Chicago, IL...........................................  7.8   6.8   5.4
      International Academy of Merchandising & Design
        Chicago, IL........................................... 11.3  13.8  15.5
        Tampa, FL............................................. 10.0  11.2  13.4
      The Katharine Gibbs Schools
        Boston, MA............................................ 17.3  16.2  16.9
        Melville, NY.......................................... 10.6  12.7  15.8
        Montclair, NJ and Piscataway, NJ...................... 16.1  14.5  15.8
        New York, NY.......................................... 11.2  17.3  14.5
        Norwalk, CT........................................... 11.0  16.0  27.0
        Providence, RI........................................ 14.0  14.9  14.7
      McIntosh College
        Dover, NY.............................................  9.3   6.8  11.3
      School of Computer Technology
        Pittsburgh, PA and Fairmont, WV....................... 11.1  12.9  11.2
      Scottsdale Culinary Institute
        Scottsdale, AZ........................................  5.9   4.0   6.1
      Washington Business School
        Vienna, VA............................................  7.9  10.7  18.1
      Western Culinary Institute
        Portland, OR..........................................  9.2   9.8  14.3

--------
*California School of Culinary Arts did not begin participating in the FFEL or FDL programs until being acquired by us in March 1998, and therefore it has not yet received a FFEL or FDL cohort default rate.

   An institution whose cohort default rate under the FFEL or FDL program equals or exceeds 25% for any one of the three most recent federal fiscal years, or whose cohort default rate under the Perkins program exceeds 15% for any year, may be placed on provisional certification status by the Department of Education for up to four years. Eight of our institutions have Perkins cohort default rates in excess of 15% for students who were scheduled to begin repayment in the 1997-98 federal award year, the most recent year for which such rates have been calculated. The Perkins cohort default rates for these eight institutions ranged from 20.0% to 100.0%. These rates include four institutions that previously notified the Department of Education that they are no longer participating in the Perkins program. To date, the Department of Education has placed only three of our institutions, Allentown, Gibbs-Melville and Gibbs-Montclair, on provisional certification for their cohort default rates. Each institution was placed on provisional certification for its Perkins default rate, either alone or in combination with other reasons. Total Perkins loans disbursed during 1997-98 represented less than 1% of our total net revenue. See "--Eligibility and Certification Procedures."

   Financial Responsibility Standards. All institutions participating in the Title IV Programs must satisfy specific standards of financial responsibility. The Department of Education evaluates institutions for compliance with these standards each year, based on the annual audited financial statements of the institution or its parent corporation, and following a change of control of the institution.

   Under regulations which took effect July 1, 1998, the Department of Education calculates the institution's composite score based on its:

  . equity ratio, which measures the institution's capital resources, ability to borrow and financial viability,

  . primary reserve ratio, which measures the institution's ability to support current operations from expendable resources and

  . net income ratio, which measures the institution's ability to operate at a profit.

An institution that does not meet the Department of Education's minimum composite score may demonstrate its financial responsibility by posting a letter of credit in favor of the Department of Education in an amount equal to at least 50% of the Title IV Program funds received by the institution during its prior fiscal year or posting such letter of credit in an amount equal to at least 10% of the Title IV Program funds received by the institution during its prior fiscal year and accepting other conditions on its participation in the Title IV Programs.

   In periodic reviews of our financial statements for 1997 and prior years, as well as our February 28, 1998 balance sheet reflecting the results of our initial public offering, the Department of Education questioned certain accounting issues and found that we and some of our institutions when measured on an individual basis failed the numeric tests under the Department of Education's former and current standards of financial responsibility. To satisfy the Department of Education's concerns, we posted letters of credit on behalf of all institutions we had acquired between October 1996 and July 1998. After reviewing our 1998 audited financial statements in February 1999, the Department of Education concluded in April 1999 that we satisfied its standards of financial responsibility and subsequently released letters of credit totaling $17.6 million.

   Under a separate standard of financial responsibility, an institution that has made late student refunds in either of its last two fiscal years must post a letter of credit with the Department of Education in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. Based on this standard, we currently have posted a total of $144,700 in letters of credit with respect to two Gibbs campuses and two International Academy of Merchandising & Design campuses.

   Change of Ownership or Control. When we acquire an institution that is eligible to participate in the Title IV Programs, that institution undergoes a change of ownership resulting in a change of control as defined by the Department of Education. Upon such a change of control, an institution's eligibility to participate in the Title IV Programs may be suspended until it has applied for and been recertified by the Department of Education as an eligible institution under our ownership, which requires that the institution also reestablish its state authorization and accreditation. If an institution is recertified following a change of control, it will be on a provisional basis.

   The 1998 reauthorization of the Higher Education Act provides that the Department of Education may provisionally and temporarily certify an institution undergoing a change of control under certain circumstances while the Department of Education reviews the institution's application. The Department of Education has been implementing this amendment to the Higher Education Act and has issued the applicable regulations to take effect on July 1, 2000. The Department of Education has provided such temporary certification to each institution we have acquired since January 1999 in periods of time ranging from 10 to 40 days after closing.

   Each U.S. institution we have acquired has undergone a certification review under our ownership and has been certified to participate in the Title IV Programs. Eleven of our U.S. institutions are presently participating in Title IV Programs under provisional certification and the remaining eleven have been granted regular certification.

   Some other types of transactions can also cause a change of control. The Department of Education, state education agencies and the accrediting agencies that accredit our schools have their own definitions of when a transaction is deemed a change of control. With respect to a publicly traded corporation, such as us, Department of Education regulations provide that a change of control occurs when there is an event that would obligate that corporation to file a Current Report on Form 8-K with the Securities and Exchange Commission disclosing a change of control. This standard is subject to interpretation by the Department of Education and we cannot predict how the Department of Education will apply this standard in the future. The Department of Education is reconsidering this standard as part of its current rulemaking procedure. If the Department of Education issues a new regulation to revise this standard, such regulation would take effect no earlier than July 1, 2001. A significant purchase or disposition of our common stock could be determined by the Department of Education to be a change of control under this standard. Most of the states and accrediting agencies include the sale of a controlling interest of common stock in the definition of a change of control. A change of control under the definition of one of these agencies would require the affected institution to reaffirm its state authorization or accreditation. The requirements to obtain such reaffirmation from the states and accrediting agencies with jurisdiction over our schools vary widely.

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

   The "90/10 Rule." Under a provision of the Higher Education Act commonly referred to as the "90/10 Rule," a proprietary institution, such as each of our institutions, would cease being eligible to participate in the Title IV Programs if, on a cash accounting basis, it derived more than 90% of its revenue for any fiscal year from the Title IV Programs. Any institution that violates this rule becomes ineligible to participate in the Title IV Programs as of the first day of the fiscal year following the fiscal year in which it exceeds 90%, and is unable to apply to regain its eligibility until the next fiscal year. If one of our institutions violated the 90/10 Rule and became ineligible to participate in the Title IV Programs but continued to disburse Title IV Program funds, the Department of Education would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

   We have calculated that, for the past five years, none of our institutions has derived more than 83% of its revenue from the Title IV Programs. We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the maximum percentage of its revenue from the Title IV Programs for any fiscal year. If an institution appeared likely to approach the maximum percentage threshold, we would evaluate making changes in student funding and financing to ensure compliance with the rule.

   Administrative Capability. The Department of Education assesses the administrative capability of each institution that participates in the Title IV Programs under a series of separate standards. Failure to satisfy any of the standards may lead the Department of Education to find the institution ineligible to participate in the Title IV Programs or to place the institution on provisional certification as a condition of its participation. One standard which applies to programs with the stated objective of preparing students for employment requires the institution to show a reasonable relationship between the length of the program and the entry-level job requirements of the relevant field of employment. We believe we have made the required showing for each of our applicable programs. Short-term educational programs that provide less than 600 clock hours, 16 semester hours or 24 quarter hours of instruction must demonstrate that 70% of all students who enroll in such programs complete them within a prescribed time and that 70% of the graduates of such programs obtain employment in the occupation for which they were trained within a prescribed time. Some of the Gibbs institutions offer such short-term programs, but students enrolled in these programs represent a small percentage of our total enrollment. To date, the applicable institutions have been able to establish that their short-term educational programs meet the required completion and placement percentages.

   Other standards provide that an institution may be found to lack administrative capability and be placed on provisional certification if its student loan default rate under the FFEL and FDL programs is 25% or greater for any of the three most recent federal fiscal years, or if its Perkins cohort default rate exceeds 15% for any federal award year. Three of our institutions have been placed on provisional certification or determined by the Department of Education to lack administrative capability due to their Perkins default rates, either alone or in conjunction with other reasons.

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

   Eligibility and Certification Procedures. The Higher Education Act and its implementing regulations require each institution to apply to the Department of Education for continued certification to participate in the Title IV Programs at least every six years, or when it undergoes a change of control. The Department of Education may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards. The Department of Education may withdraw an institution's provisional certification without advance notice if the Department of Education determines that the institution is not fulfilling all material requirements, and may more closely review an institution that is provisionally certified if it applies for approval to open a new location or make any other significant change.

Provisional certification does not otherwise limit an institution's access to Title IV Program funds. Also, substantial changes (i.e. changes in an institution's accrediting agency or state authorizing agency, as well as changes to an institution's structure or certain basic educational features) require Department of Education approval.

   An institution seeking certification to participate in the Title IV Programs after a change of control will be provisionally certified for a limited period, following which the institution must reapply for continued certification. If at that time the institution satisfies all conditions for full certification, the Department of Education will recertify the institution and remove the provisional status. Otherwise, the Department of Education may recertify the institution on a continued provisional basis. Each institution that we have acquired was initially certified by the Department of Education for participation in the Title IV Programs under our ownership on a provisional basis. Eight of our institutions remain on provisional certification status because the initial period of their provisional certification has not expired. Three institutions have been recertified by the Department of Education upon the expiration of their initial provisional period, but remain on provisional status for other reasons. Allentown, Gibbs-Melville and Gibbs-Montclair are on provisional certification status because their Perkins cohort default rate at the time of the Department of Education's review was above 30%, and each institution was told that it would remain on provisional certification until it reduced its Perkins default rate below 30%.

   Compliance with Regulatory Standards and Effect of Regulatory Violations. Our schools are subject to audits and program compliance reviews by various external agencies, including the Department of Education, state authorizing agencies, guaranty agencies and accrediting agencies. The Higher Education Act and its implementing regulations also require that an institution's administration of Title IV Program funds be audited annually by an independent accounting firm, and the resulting audit report submitted to the Department of Education for review. If the Department of Education or another regulatory agency determined that one of our institutions improperly disbursed Title IV Program funds or violated a provision of the Higher Education Act or the Department of Education's regulations, that institution could be required to repay such funds, and could be assessed an administrative fine. The Department of Education could also subject the institution to heightened cash monitoring, under which the institution's federal funding requests are more carefully reviewed by the Department of Education, or the Department of Education could transfer the institution from the advance system of receiving Title IV Program funds to the reimbursement system, under which an institution must disburse its own funds to students and document the students' eligibility for Title IV Program funds before receiving such funds from the Department of Education. Violations of Title IV Program requirements could also subject us or our schools to other civil and criminal penalties.

   Significant violations of Title IV Program requirements by us or any of our institutions could be the basis for a proceeding by the Department of Education to limit, suspend or terminate the participation of the affected institution in the Title IV Programs. Generally, such a termination extends for 18 months before the institution may apply for reinstatement of its participation. There is no proceeding pending to fine us or any of our institutions or to limit, suspend or terminate any of our institutions' participation in the Title IV Programs, and we have no reason to believe that any such proceeding is contemplated. Any such action that substantially limited our schools' participation in the Title IV Programs could have a material adverse effect on our business, results of operations or financial condition.

State Authorization for U.S. Schools

   We are subject to extensive regulation in each of the 15 states in which we currently operate schools and in other states in which our schools recruit students. Each of our campuses must be authorized by the applicable state agency or agencies to operate and grant degrees or diplomas to its students. In addition, state authorization is required for an institution to become and remain eligible to participate in the Title IV Programs. Currently, each of our U.S. campuses is authorized by the applicable state agency or agencies.

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

   Accreditation by an accrediting agency recognized by the Department of Education is required for an institution to be certified to participate in the Title IV Programs. Accrediting agencies must adopt specific standards in connection with their review of postsecondary institutions to be recognized by the Department of Education. All of our U.S. campuses are accredited by an accrediting agency recognized by the Department of Education. Fifteen of our campuses are accredited by the Accrediting Council for Independent Colleges and Schools ("ACICS"), five of our campuses are accredited by the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT"), one of our campuses is accredited by the Accrediting Commission for Community and Junior Colleges of the Western Association of Schools and Colleges, one of our campuses is accredited by the National Association of Schools of Art and Design, one of our campuses is accredited by the New England Association of Schools and Colleges--Commission on Technical and Career Institutions and one of our campuses is accredited by the Middle States Association of Colleges and Schools--Commission on Higher Education. In addition, four of our campuses' interior design programs are accredited by the Foundation for Interior Design Education Research and two of our campuses' culinary arts programs are accredited by the American Culinary Federation Educational Institute Accrediting Commission, accrediting agencies which are not recognized by the Department of Education.

   An accrediting agency may place a campus on "reporting" status to monitor one or more specified areas of performance. A campus placed on reporting status is required to report periodically to its accrediting agency on that campus' performance in the specified areas. ACICS has placed one campus, International Academy of Merchandising & Design-Tampa, on financial reporting status. This campus has submitted all requested data in the identified area to its accrediting agency. The placement of one campus on reporting status has not had a material adverse effect on our business, results of operations or financial condition, and we do not believe that it will have that effect in the future.

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

   Ontario. The Ontario Ministry of Training, Colleges and Universities ("Ontario Ministry") provides financial assistance to eligible students through the Ontario Student Assistance Plan ("OSAP"). This plan includes two main components, the Canada Student Loan Program and the Ontario Student Loans Plan. For our International Academy of Design school in Toronto to maintain its right to administer OSAP it must, among other things, be registered and in good standing under the Ontario Private Vocational Schools Act and abide by the rules, regulations and administrative manuals of the Canada Student Loan Program, Ontario Student Loans Plan and other OSAP-related programs. In order to attain initial eligibility, an institution has to establish that it has (1) been in good standing under the Ontario Private Vocational Schools Act for at least 12 months, (2) offers an eligible program for at least 12 months and (3) graduates at least one class in an eligible program that satisfied specific requirements with respect to class size and graduation rate. Pursuant to Ontario Ministry rules, during the first two years of initial eligibility, an institution has its administration of OSAP independently audited, and full eligibility is not granted until these audits confirmed that the school is properly administering OSAP. Our International Academy of Design school in Toronto has been granted full eligibility. Under Ontario Ministry rules, our Toronto school must advise the Ontario Ministry before the school takes any material action that may result in its failure or inability to meet any rules, regulations or requirements related to OSAP.

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

   Adopting a practice similar to that of the U.S. Department of Education, the Ontario Ministry calculates for each school student loan default rates on the basis of incidences of default and expresses the default rates as a percentage of the total number of loans issued to students attending that school. Beginning with loans issued in the 1998-99 award year (August 1, 1998 to July 31, 1999), institutions with a 1997 default rate which is 15 percentage points or more above the 1997 provincial average of 23.5% (i.e. 38.5%) will be required to share the cost of defaults. In the 1999-2000 award year, this policy will apply to institutions with a 1997 default rate 10 percentage points or more above 23.5% (i.e. 33.5%). In the 2000-2001 award year, this policy will apply to institutions with a 1999 default rate above 28.5%. For the 2001-2002 award year, this policy will apply to institutions with a 2000 default rate of 25.0%. Our International Academy of Design school in Toronto had a default rate of 16.7% in 1999, 23.8% in 1998, and 31.3% in 1997.

   For the purpose of calculating default rates, student loan recipients/defaulters are assigned to the last institution they attended. An Ontario student loan is in default when the Ontario government has paid a bank's claim for an inactive loan. A loan is inactive when no payments were made by the student for at least 90 days. The overall default rate for Ontario post-secondary institutions (which includes universities, colleges and private vocational schools) is 18.2%, a decrease of 3.9% from the 1998 default rate of 22.1%. The 1999 default rate for the private vocational school sector, as a whole, is 31.0%.

   The Ontario Ministry has recently stated that while the decrease in the overall default rate is encouraging, it remains, from the Ontario government's perspective, unacceptably high. The Ontario Ministry's business plan requires that the overall default rate for Ontario post-secondary institutions be reduced to 10.0% within the next three years, failing which the institution in question will be responsible for sharing the cost of defaults.

   Recent changes to federal bankruptcy legislation exempts federal and provincial student loans from being included in bankruptcy proceedings for a 10-year period following a student's completion of his or her studies.

   We may only operate a private vocational school in Ontario if the school is registered under the Ontario Private Vocational Schools Act. Upon payment of the prescribed fee and satisfaction of the conditions prescribed by the regulations under the Ontario Private Vocational Schools Act and by the Private Vocational Schools Unit of the Ontario Ministry, an applicant or registrant such as our International Academy of Design school in Toronto is entitled to registration or renewal of registration to conduct or operate a private vocational school unless:

  . the school cannot reasonably be expected to be financially responsible in the conduct of the private vocational school,

  . the past conduct of the officers or directors provides reasonable grounds for belief that the operations of the school will not be carried on in accordance with relevant law and with integrity and honesty,

  . it can reasonably be expected that the course or courses of study or the method of training offered by the school will not provide the skill and knowledge requisite for employment in the vocation or vocations for which the applicant or registrant is offering instruction, and

  . the applicant is carrying on activities that are, or will be, if the applicant is registered, in contravention of the Ontario Private Vocational Schools Act or the regulations under that Act.

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

ITEM 2. PROPERTIES

   Our corporate headquarters are located in Hoffman Estates, Illinois, near Chicago, and our 27 campuses are located in 15 states and two Canadian provinces. Each campus contains teaching facilities, including modern classrooms, laboratories and, in the case of the schools with culinary arts programs, large, well-equipped kitchens. Admissions and administrative offices are also located at each campus. Additionally, Brooks' campus includes a dormitory and student cafeteria, and Western, Scottsdale Culinary and The Cooking and Hospitality Institute of Chicago lease and operate restaurants in conjunction with their culinary arts program.

   We lease all of our facilities, except the primary Gibbs facility in Montclair, New Jersey and the facility at Brooks Institute of Photography, which we own. As of December 31, 1999, we owned approximately 28,500 square feet and leased approximately 1.2 million square feet. The leases have remaining terms ranging from less than one year to ten years.

   We actively monitor facility capacity in light of our current utilization and projected enrollment growth. We have plans to lease approximately 180,000 additional square feet in 2000 to accommodate our growth. We believe that our schools can acquire any necessary additional capacity on reasonably acceptable terms. We devote capital resources to facility improvements and expansions as necessary.

ITEM 3. LEGAL PROCEEDINGS

   We and our institutions are subject to occasional lawsuits, investigations and claims arising out of the ordinary conduct of our business, including the following:

   On February 24, 1997, 30 former and current students in Brown's PC/LAN program brought a suit entitled Peter Alsides, et al. v. Brown Institute, Ltd. in the Fourth Judicial District in Hennepin County, Minnesota against Brown. In November 1999 a settlement agreement was executed by the parties and the suit was dismissed, with prejudice.

   Although outcomes cannot be predicted, we do not believe that any legal proceeding to which we are a party will have a material adverse effect on our business, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of our security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock has been quoted on the Nasdaq National Market (the "National Market") under the symbol "CECO" since January 29, 1998.

   The following table sets forth the range of high and low sales prices per share for our common stock as reported on the National Market, where the stock trades under the symbol "CECO," for the periods indicated. The initial public offering price of our common stock on January 28, 1998 was $16.00 per share.

                                                                   High   Low
                                                                  ------ ------
      1998:
        First Quarter (from January 29, 1998).................... $22.13 $17.63
        Second Quarter...........................................  27.50  21.50
        Third Quarter............................................  26.75  17.38
        Fourth Quarter...........................................  30.00  14.13
      1999:
        First Quarter............................................ $37.00 $27.50
        Second Quarter...........................................  39.00  29.88
        Third Quarter............................................  34.00  23.00
        Fourth Quarter...........................................  38.50  21.94

   The closing price of our common stock as reported on the National Market on March 22, 2000 was $35.13 per share. As of March 22, 2000, there were 23 holders of record of our common stock.

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

ITEM 6. SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

   The following selected historical consolidated financial and other data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our selected statement of operations data set forth below for the years ended December 31, 1999, 1998, and 1997 and the balance sheet data as of December 31, 1999, 1998, and 1997 are derived from our audited consolidated financial statements.

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
                                                    (Dollars in thousands,
                                                    except per share data)
Statement of Operations Data:
Revenue:
 Tuition and registration fees, net.............  $199,057  $132,926  $ 74,842
 Other, net.....................................    17,747    11,306     7,756
                                                  --------  --------  --------
   Total net revenue............................   216,804   144,232    82,598
Operating Expenses:
 Educational services and facilities............    85,490    57,151    34,620
 General and administrative.....................    96,406    63,856    37,542
 Depreciation and amortization..................    14,557    12,163     8,121
 Compensation expense related to the initial
  public offering...............................       --      1,961       --
                                                  --------  --------  --------
   Total operating expenses.....................   196,453   135,131    80,283
                                                  --------  --------  --------
Income from operations..........................    20,351     9,101     2,315
Interest expense, net...........................     1,153     1,250     3,108
                                                  --------  --------  --------
Income (loss) before provision for income taxes,
 extraordinary item and cumulative effect of
 change in accounting principle.................    19,198     7,851      (793)
Provision (benefit) for income taxes............     8,255     3,350      (331)
                                                  --------  --------  --------
Income (loss) before extraordinary item and
 cumulative effect of change in accounting
 principle......................................    10,943     4,501      (462)
Extraordinary loss on early extinguishment of
 debt (net of taxes of $233)....................       --        --       (418)
                                                  --------  --------  --------
Income (loss) before cumulative effect of change
 in accounting principle........................    10,943     4,501      (880)
Cumulative effect of change in accounting
 principle (net of taxes of $149)...............       --       (205)      --
                                                  --------  --------  --------
Net income (loss)...............................  $ 10,943  $  4,296  $   (880)
                                                  ========  ========  ========
Income (loss) attributable to common
 stockholders:
 Income (loss) before extraordinary item, and
  cumulative effect of change in accounting
  principle.....................................  $ 10,943  $  4,501  $   (462)
 Dividends on preferred stock (1)...............       --       (274)   (2,159)
 Accretion to redemption value of preferred
  stock and warrants (2)........................       --     (2,153)   (6,268)
                                                  --------  --------  --------
Income (loss) before extraordinary item and
 cumulative effect of change in accounting
 principle, attributable to common stockholders.    10,943     2,074    (8,889)
Extraordinary loss, net.........................       --        --       (418)
Cumulative effect of change in accounting
 principle, net.................................       --       (205)      --
                                                  --------  --------  --------
Net income (loss) attributable to common
 stockholders...................................  $ 10,943  $  1,869  $ (9,307)
                                                  ========  ========  ========
Net income (loss) attributable to common
 stockholders:
 Basic..........................................  $   1.42  $   0.29  $ (12.12)
                                                  ========  ========  ========
 Diluted........................................  $   1.38  $   0.27  $ (12.12)
                                                  ========  ========  ========
Other Data:
EBITDA (3)......................................  $ 34,908  $ 21,264  $ 10,436
EBITDA margin (3)...............................      16.1%     14.7%     12.6%
Capital expenditures, net.......................    12,169     6,383     3,822
Student population (4)..........................    22,500    15,900    13,000
Number of Campuses (5)..........................        26        20        18
                                                         December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
                                                    (Dollars in thousands)
Balance Sheet Data:
Cash............................................  $ 44,745  $ 23,548  $ 18,906
Working capital.................................    25,787    15,994    13,806
Total assets....................................   210,524   132,887   117,617
Total debt......................................    49,939    22,617    64,035
Redeemable preferred stock and warrants.........       --        --     40,160
Total stockholders' investment..................   113,681    84,636    (7,404)

--------
(1) Represents the dividends paid on, or added to the redemption value of outstanding preferred stock. See Note 3 of the Notes to our Consolidated Financial Statements.
(2) See Note 3 of the Notes to our Consolidated Financial Statements.
(3) EBITDA equals earnings before interest expense, taxes, depreciation and amortization, including amortization of debt discount and deferred financing costs. EBITDA margin equals EBITDA as a percentage of net revenue. We have included information concerning EBITDA and EBITDA margin because we believe they allow for a more complete analysis of our results of operations. EBITDA and EBITDA margin should not be considered as alternatives to, nor is there any implication that they are more meaningful than, any measure of performance or liquidity as promulgated under GAAP.
(4) Represents the approximate total student population at our schools as of October 31.
(5) Represents the total number of campuses operated by us as of the end of the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The discussion below contains certain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual growth, results, performance and business prospects and opportunities in 2000 and beyond could differ materially from those expressed in, or implied by, any such forward-looking statements. See "Special Note Regarding Forward-Looking Statements" on page 34 for a discussion of risks and uncertainties that could cause or contribute to such material differences.

   The following discussion and analysis should be read in conjunction with the Selected Historical Consolidated Financial Data and our Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

Background and Overview

   We are a provider of private, for-profit postsecondary education in North America, with approximately 23,400 students enrolled as of February 1, 2000. We operate 27 campuses located in 15 states and two Canadian provinces. Our schools enjoy long operating histories and offer a variety of bachelor's degree, associate degree and non-degree programs in career-oriented disciplines within our core curricula of:

  . visual communication and design technologies

  . information technology

  . business studies

  . culinary arts

   We have experienced significant growth both internally and through acquisitions. We have invested significant amounts of capital in the hiring of additional personnel and increased marketing and capital improvements at each of the schools we have acquired. The increased costs of personnel and marketing are expensed as incurred and are reflected in general and administrative expenses. Additional depreciation is a result of capital improvements and increased amortization is a result of added goodwill.

   We believe that EBITDA, while not a substitute for generally accepted accounting principles' measures of operating results, is an important measure of our financial performance and that of our schools. For the year ended December 31, 1999, EBITDA was $34.9 million, up 64 percent from $21.3 million for 1998. Excluding a before-tax non-cash compensation charge of $2.0 million, EBITDA for 1998 would have been $23.2 million. We believe that EBITDA is particularly meaningful due principally to the role acquisitions have played in our development. Our rapid growth through acquisitions has resulted in significant non-cash depreciation and amortization expense, because a significant portion of the purchase price of a school acquired by us is generally allocated to fixed assets, goodwill and other intangible assets. As a result of our ongoing acquisition strategy, non-cash amortization expense may continue to be substantial.

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

   Other revenue consists of bookstore sales, placement fees, dormitory and cafeteria fees, contract training, rental income and restaurant revenue. Other revenue is recognized during the period services are rendered.

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

   On May 31, 1997, we acquired all of the outstanding capital stock of Gibbs for a purchase price of approximately $19.0 million. In addition, we paid $7.0 million to the former owner of Gibbs pursuant to a non-competition agreement.

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

   On January 4, 1999, we acquired all of the outstanding shares of capital stock of Harrington. The purchase price was approximately $3.5 million.

   On March 9, 1999, we acquired certain assets and assumed certain liabilities of McIntosh. The purchase price was approximately $5.0 million.

   On April 1, 1999, we acquired all of the outstanding shares of capital stock of Briarcliffe. The purchase price was approximately $20.6 million.

   Effective June 1, 1999, we acquired all of the outstanding shares of capital stock of Brooks Institute of Photography. The purchase price was approximately $6.6 million.

   On December 3, 1999, we acquired all of the outstanding shares of capital stock of Washington Business School. The purchase price was approximately $3.0 million.

   On December 6, 1999, we entered into an agreement whereby we will acquire California Culinary Academy, Inc. The acquisition is subject to a number of conditions, but is expected to close in early April 2000. We anticipate that the purchase price will be approximately $20 million. We will also assume approximately $3 million of debt of the Academy.

   Effective February 1, 2000, we acquired all of the outstanding shares of capital stock of The Cooking and Hospitality Institute of Chicago. The purchase price was approximately $5.5 million.

Results of Operations

   The following table summarizes our operating results as a percentage of net revenue for the periods indicated.

                                                              Year Ended
                                                             December 31,
                                                           -------------------
                                                           1999   1998   1997
                                                           -----  -----  -----
      Revenue:
       Tuition and registration fees, net................   91.8%  92.2%  90.6%
       Other, net........................................    8.2    7.8    9.4
                                                           -----  -----  -----
          Total net revenue..............................  100.0  100.0  100.0
                                                           -----  -----  -----
      Operating expenses:
       Educational services and facilities...............   39.4   39.6   41.9
       General and administrative........................   44.5   44.3   45.5
       Depreciation and amortization.....................    6.7    8.4    9.8
       Compensation related to the initial public
        offering.........................................    --     1.4    --
                                                           -----  -----  -----
          Total operating expenses.......................   90.6   93.7   97.2
                                                           -----  -----  -----
      Income from operations.............................    9.4    6.3    2.8
      Interest expense, net..............................    0.5    0.9    3.8
                                                           -----  -----  -----
      Income (loss) before provision for taxes,
       extraordinary item and cumulative effect of change
       in accounting principle...........................    8.9    5.4   (1.0)
      Provision (benefit) for income taxes...............    3.8    2.3   (0.4)
                                                           -----  -----  -----
      Income (loss) before extraordinary item and
       cumulative effect of change in accounting
       principle.........................................    5.1    3.1   (0.6)
      Extraordinary loss on early extinguishment of debt
       (net of taxes)....................................    --     --    (0.5)
      Cumulative effect of change in accounting principle
       (net of taxes)....................................    --    (0.1)   --
                                                           -----  -----  -----
      Net income (loss)..................................    5.1    3.0   (1.1)
                                                           =====  =====  =====
      Net income (loss) attributable to common
       stockholders......................................    5.1%   1.3% (11.3)%
                                                           =====  =====  =====

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Revenue. Net tuition and registration fee revenue increased 50%, from $132.9 million in 1998 to $199.1 million in 1999. The increase was due to an approximate 18% increase in the average student population at our schools which we owned prior to 1998, tuition increases effective in 1999 and student enrollment mix. The increase was also due to added net tuition and registration fee revenue of $27.1 million for schools acquired during and after 1998. Other net revenue increased 57%, from $11.3 million in 1998 to $17.7 million in 1999, due primarily to the schools acquired during and after 1998.

   Educational Services and Facilities Expense. Educational services and facilities expense increased 50%, from $57.2 million in 1998 to $85.5 million in 1999. Of this increase, $14.0 million was attributable to schools owned prior to 1998 and $14.3 million was attributable to schools acquired during and after 1998. These increases were primarily due to the increase in average student population mentioned above, as well as an increase in curriculum development.

   General and Administrative Expense. General and administrative expense increased 51%, from $63.9 million in 1998 to $96.4 million in 1999. The increase was primarily attributable to $11.2 million of expenses for schools acquired during and after 1998, costs totaling $6.6 million related to planned corporate and regional infrastructure enhancements and increased advertising and marketing (including admissions) of $10.4 million for schools owned prior to 1998.

   Depreciation and Amortization Expense. Depreciation and amortization expense increased 20%, from $12.2 million in 1998 to $14.6 million in 1999. The increase was due to increased capital expenditures for schools owned prior to 1998 and related increased depreciation expense of $1.2 million in 1999. Additionally, depreciation expense increased $1.4 million due to the depreciation expense for schools acquired during and after 1998. Amortization expense decreased from $5.1 million in 1998 to $4.9 million in 1999, primarily due to the decline of amortization of non-competition agreements and goodwill for the acquisition of schools prior to 1998.

   Compensation Expense Related to the Initial Public Offering. A before-tax, non-cash compensation charge of approximately $2.0 million was recorded pursuant to amended stock option agreements with two stockholders upon consummation of our initial public offering in February 1998.

   Net Interest Expense. Net interest expense decreased 8%, from $1.3 million in 1998 to $1.2 million in 1999. The decrease was primarily due to a reduction of indebtedness resulting from the application of the net proceeds of a public offering of common stock in March 1999.

   Provision for Income Taxes. The provision for income taxes increased from $3.4 million in 1998 to $8.3 million in 1999 as a result of changes in pretax income.

   Net Income before Extraordinary Item and Cumulative Effect of Change in Accounting Principle. Net income before extraordinary item and cumulative effect of change in accounting principle increased to a net income of $10.9 million in 1999 from a net income of $4.5 million in 1998.

   Cumulative Effect of Change in Accounting Principle. In January 1998, we adopted Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," which resulted in a net of tax charge of $0.2 million.

   Net Income. Net income increased to $10.9 million in 1999 from $4.3 million in 1998, due to the factors noted above.

   Net Income Attributable to Common Stockholders. Net income attributable to common stockholders increased from $1.9 million in 1998 to $10.9 million in 1999. The primary reason for this increase was due to the increase in net income discussed above and decreases in dividends on preferred stock and accretion to redemption value of preferred stock and warrants in connection with our initial public offering.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

   Revenue. Net tuition and registration fee revenue increased 78%, from $74.8 million in 1997 to $132.9 million in 1998, due to an approximate 21% increase in the average number of students attending the schools which were owned by us during 1997 and tuition increases effective in 1998 for these schools, as well as added net tuition and registration fee revenue of $42.8 million for schools acquired during and after 1997. Other net revenue increased 46%, from $7.8 million in 1997 to $11.3 million in 1998, due to the schools owned during the 1997 period.

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

   Net Interest Expense. Net interest expense decreased 60%, from $3.1 million in 1997 to $1.3 million in 1998. The decrease was primarily due to a reduction of indebtedness resulting from the application of the net proceeds of a initial public offering of common stock in February 1998.

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

Seasonality

   Our results of operations fluctuate primarily as a result of changes in the level of student enrollment at our schools. Our schools experience a seasonal increase in new enrollments in the fall, traditionally when the largest numbers of new high school graduates begin postsecondary education. Furthermore, although we encourage year-round attendance at all schools, some schools have summer breaks for some of their programs. As a result of these factors, total student enrollment and net revenue are typically highest in the fourth quarter, which is October through December, and lowest in the second quarter, which is April through June, of our fiscal year. Our costs and expenses do not, however, fluctuate as significantly on a quarterly basis, except for admissions and advertising costs as these are typically higher in the second and third quarter in support of seasonally high enrollments. We anticipate that these trends will continue.

Liquidity and Capital Resources

   We finance our operating activities and our internal growth through cash generated from operations. We finance acquisitions through funding from a combination of additional equity investments, credit facilities and remaining cash generated from operations. On March 17, 1999 we sold 530,000 shares of common stock pursuant to a public offering resulting in net proceeds to us of approximately $13.8 million. Net cash provided by operating activities increased to $34.2 million in 1999 from $22.2 million in 1998, due primarily to increases in net income, depreciation and amortization, deferred income taxes, and changes in operating assets and liabilities offset by the decrease in the non-cash compensation expense related to options.

   Capital expenditures increased to $12.2 million in 1999 from $6.4 million in 1998. These increases were primarily due to investments in capital equipment as a result of increasing student population. We expect capital expenditures to continue to increase as new schools are acquired or opened, student population increases and current facilities and equipment are upgraded and expanded.

   Our net receivables as a percentage of net revenue decreased to 7% in 1999 from 9% in 1998. This change was primarily due to increased revenues at schools acquired during 1998 coupled with better asset management. Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to tuition receivables. When a student withdraws, the receivable balance attributable to such student is charged to this allowance for doubtful accounts. Our historical bad debt expense as a percentage of gross student revenue for the years ended December 31, 1999, 1998 and 1997 has ranged from 3.6% to 1.8%.

   On March 31, 1999, we amended our credit agreement to increase our line of credit from $60.0 million to $90.0 million and to obtain letters of credit up to $50.0 million, although outstanding letters of credit reduce the revolving credit facility availability. Our credit agreement matures on October 26, 2003. Under the credit agreement our borrowings bear interest, payable quarterly, of either

  (1) the bank's base or prime rate depending on whether the particular loan is denominated in U.S. or Canadian dollars, plus a specified number of basis points, ranging from 0 to 75, based upon our leverage ratio or

  (2) LIBOR, plus a specified number of basis points, ranging from 75 to 200 based upon our leverage ratio.

Under the credit agreement, we are required, among other things, to maintain
(1) financial ratios with respect to debt to EBITDA and interest coverage and
(2) a specified level of net worth. We are also subject to limitations on, among other things, payment of dividends, disposition of assets and incurrence of additional indebtedness. We are required to pledge the stock of our subsidiaries as collateral for the repayment of our obligations under the credit agreement. At December 31, 1999, we had approximately $0.8 million of outstanding letters of credit and $41.0 million of outstanding borrowings under our credit facility. As a result, at December 31, 1999, our remaining credit availability under the credit agreement was approximately $48.2 million.

   The DOE requires that we keep unbilled Title IV Program funds that are collected in separate cash accounts until the students are billed for the program portion related to those Title IV Program funds. In addition, all funds transferred to our schools through electronic funds transfer program are held in a separate cash account until certain conditions are satisfied. As of December 31, 1999, we held nominal amounts of such funds in separate accounts. The restrictions on any cash held in these accounts have not significantly affected our ability to fund daily operations.

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

   Our State of Readiness. We completed all of our Year 2000 testing in December, 1999. Based on our testing, we believe that our IT systems and non-IT systems, which, if not Year 2000 compliant, could have material adverse effect on us, as well as the financial and accounting systems, including those necessary for financial aid, of our significant third party vendors are Year 2000 compliant. We also believe that our material non-IT systems, as well as those of our landlords, utility providers and other providers that we control are Year 2000 compliant. Since January 1, 2000, we have had no material disruptions or other problems related to Year 2000 issues. However, despite our testing, assurances from vendors and providers and the lack of Year 2000 issues to date, we cannot be certain that our systems or those of our vendors and providers do not contain undetected errors associated with the Year 2000.

   The Risks Associated with Our Year 2000 Issues. To date, the cost of remediating our internal Year 2000 problems and the lost opportunity costs arising from diversion of our personnel to Year 2000 problems have not had a material adverse effect on our business, results of operations or financial condition. We spent approximately $300,000 replacing non-compliant servers and desktop computers and upgrading servers and desktop computers. We do not anticipate spending any additional material amounts on Year 2000 compliance; however, we cannot assure you that we will not incur additional costs in connection with Year 2000 problems.

   We believe the greatest Year 2000 compliance risk, in terms of magnitude, is that the Department of Education may fail to complete its remediation efforts in a timely manner and federal student financial aid funding for our students could be interrupted for a period of time. During any such time, students may not be able to pay their tuition in a timely matter. Because we derive approximately 70% of our revenue from U.S. federal student financial aid programs, such delay is likely to have a material adverse effect on our business, results of operations and financial condition. To date, we do not believe that the Department of Education has experienced any disruptions associated with the Year 2000, and our students have not experienced any delays in tuition payments as a result of the Year 2000. However, we cannot be certain that disruptions or delays will not occur in the future.

   Contingency Plans. At this time, we believe that we and our significant vendors are Year 2000 compliant. However, to avoid interruptions of our operations, we have developed contingency plans in the event that we experience any Year 2000 problems. With respect to IT-systems, we have distributed guidelines to each of our campuses regarding data backup practices to store the information for our critical business processes in case any of them experience Year 2000 problems. Our contingency plan with respect to the material non-IT systems that we control includes, among other things, investigating the availability and replacement cost of such non-IT systems that have Year 2000 problems, isolating such systems that are not Year 2000 compliant so that they do not affect other systems and adjusting the clocks on such non-IT systems that are not date sensitive. We do not believe that the total costs of such Year 2000 compliance activities will be material.

Recent Accounting Pronouncement

   On December 3, 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. The SAB outlines basic criteria that must be met before registrants may recognize revenue, including persuasive evidence of the existence of an arrangement, the delivery of products or services, a fixed and determinable sales price, and reasonable assurance of collection. SAB 101 is effective beginning the first fiscal quarter of the first fiscal year beginning after December 15, 1999.

   Prior to the release of SAB 101, our revenue recognition policy was in compliance with generally accepted accounting principles. Effective January 1, 2000, we will adopt a change in accounting principle to comply with the specific provisions and guidance of SAB 101. SAB 101 will require us to recognize revenue related to application and registration fees over the contract period. Through December 31, 1999, we have recognized application and registration fees as revenue upon receipt. We are currently in the process of estimating the cumulative effect of this accounting change and do not believe that this change will have a material impact on our financial position or operating results. The effect will be recorded in the first quarter of fiscal year 2000.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of our investments. We have not entered into interest rate caps or collars or other hedging instruments.

   Our exposure to changes in interest rates is limited to borrowings under our revolving credit agreement, which have variable interest rates tied to the prime and LIBOR rates. The weighted average annual interest rate of borrowings under the credit agreement was 8.5% at December 31, 1999. In addition, we had debt with fixed annual rates of interest of 7.0% or less totaling $2.0 million at December 31, 1999. We estimate that the book value of each of our debt instruments approximated its fair value at December 31, 1999.

   We are subject to fluctuations in the value of the Canadian dollar vis-a-vis the U.S. dollar. Our investment in our Canadian operations is not significant and the book value of the assets and liabilities of these operations at December 31, 1999 approximated their fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated balance sheets are as of December 31, 1999 and 1998 and the consolidated statements of operations, cash flows and stockholders' investment are for each of the years ended December 31, 1999, 1998 and 1997:

       Report of Independent Public Accountants, page F-1.

       Consolidated Balance Sheets, page F-2.

       Consolidated Statements of Operations, page F-3.

       Consolidated Statements of Cash Flows, page F-5.

       Consolidated Statements of Stockholders' Investment, page F-6.

       Notes to Consolidated Financial Statements, page F-8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information in response to this item is incorporated by reference from the sections captioned "PROPOSAL NO. 1--ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" of the definitive Proxy Statement to be filed in connection with our 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

   The information in response to this item is incorporated by reference from the section of the 2000 Proxy Statement captioned "EXECUTIVE COMPENSATION."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information in response to this item is incorporated by reference from the section of the 2000 Proxy Statement captioned "SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information in response to this item is incorporated by reference from the sections of the 2000 Proxy Statement captioned "EXECUTIVE COMPENSATION" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this Form 10-K or incorporated by reference as set forth below:

     1. Financial Statements of Career Education Corporation and its subsidiaries.

      Report of Independent Public Accountants, page F-1.

      Consolidated Balance Sheets at December 31, 1999 and 1998, page F-2.

      Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997, page F-3.

      Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997, page F-5.

      Consolidated Statements of Stockholders' Investment for the years ended December 31, 1999, 1998 and 1997, page F-6.

      Notes to Consolidated Financial Statements, page F-8.

     2. Financial Statement Schedules:

      Included in Note 16 to our Consolidated Financial Statements.

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

      ***4.2   Amended and Restated Credit Agreement dated as of October 26, 1998 among the Company, as borrower, the Co-Borrowers named therein, the lenders named therein, LaSalle National Bank, as administrative agent and The Bank of Nova Scotia as foreign currency agent. Schedules and exhibits to this
               Credit Agreement have not been included herewith, but will be furnished supplementally to the Commission upon request.

     ****4.3   Amendment No. 1 and Consent to the Amended and Restated Credit Agreement,
               dated as of February 24, 1999, by and between the Parties.

     ****4.4   Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of
               March 31, 1999, by and between the Parties.

       *10.1   Career Education Corporation 1995 Stock Option Plan, as amended.+++

       *10.2   Form of Option Agreement under the Company's 1995 Stock Option Plan.+++

       *10.3   Career Education Corporation 1998 Employee Incentive Compensation Plan.+++

       *10.4   Form of Option Agreement under the Company's 1998 Employee Incentive
               Compensation Plan.+++

       *10.5   Career Education Corporation 1998 Non-Employee Directors' Stock Option
               Plan.+++

       *10.6   Form of Option Agreement under the Company's 1998 Non-Employee Directors'
               Stock Option Plan.+++

       *10.7   Career Education Corporation 1998 Employee Stock Purchase Plan.

       *10.8   Amended and Restated Option Agreement dated as of July 31, 1995, between the Company and John M. Larson, and Amendment thereto dated as of October
               20, 1997.+++

       *10.9   Supplemental Option Agreement dated July 31, 1995, between the Company and
               John M. Larson.+++

       *10.10  Amended and Restated Option Agreement dated as of July 31, 1995, between the Company and Robert E. Dowdell, and Amendment thereto dated as of
               October 20, 1997.+++

       *10.11  Employment and Non-Competition Agreement dated as of October 9, 1997, between the Company and John M. Larson.+++

       *10.12  Form of Indemnification Agreement for Directors and Executive Officers.+++

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

        21     Subsidiaries of the Company.

        23.1   Consent of Arthur Andersen LLP with respect to financial statements of
               Career Education Corporation and Subsidiaries.

        27     Financial Data Schedule.

--------
   * Incorporated herein by reference to our Registration Statement on Form S-1, effective as of January 28, 1998.
  ** Incorporated herein by reference to our Report on Form 8-K dated August
     14, 1998.
 *** Incorporated herein by reference to our Registration Statement on Form S-
     1, effective as of March 17, 1999.
****Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 1999.
   + Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 1997.
  ++ Incorporated herein by reference to our Report on Form 8-K dated January
     19, 1999.
 +++ Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-K.

   (b) Reports on Form 8-K:

     During the last quarter of the period covered by this Form 10-K, we did not file any Current Reports on Form 8-K.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March 2000.

                                          Career Education Corporation

                                                 /s/ Patrick K. Pesch
                                          By: _________________________________
                                                     Patrick K. Pesch
                                                  Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----
       /s/ John M. Larson            Chairman of the Board,          March 27, 2000
____________________________________  President, Chief Executive
           John M. Larson             Officer (Principal
                                      Executive Officer) and a
                                      Director

      /s/ Patrick K. Pesch           Senior Vice President and       March 27, 2000
____________________________________  Chief Financial Officer
          Patrick K. Pesch            (Principal Financial and
                                      Accounting Officer)

     /s/ Robert E. Dowdell           Director                        March 27, 2000
____________________________________
         Robert E. Dowdell

      /s/ Thomas B. Lally            Director                        March 27, 2000
____________________________________
          Thomas B. Lally

      /s/ Wallace O. Laub            Director                        March 27, 2000
____________________________________
          Wallace O. Laub

       /s/ Keith K. Ogata            Director                        March 27, 2000
____________________________________
           Keith K. Ogata

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Career Education Corporation:

   We have audited the accompanying consolidated balance sheets of CAREER EDUCATION CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Career Education Corporation and Subsidiaries as of December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Chicago, Illinois
January 20, 2000 (except with respect
to the matter discussed in
the last paragraph of Note
5, as to which the date is
February 1, 2000)

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                          ASSETS
CURRENT ASSETS:
  Cash..................................................... $ 44,745   $23,548
  Receivables--
    Students, net of allowance for doubtful accounts of
     $2,723 and $2,127 at December 31, 1999 and 1998,
     respectively..........................................   13,595    11,408
    Other..................................................    2,346       999
  Inventories, prepaid expenses and other current assets...    7,825     4,514
  Deferred income tax assets...............................    1,011       459
                                                            --------  --------
      Total current assets.................................   69,522    40,928
                                                            --------  --------
PROPERTY AND EQUIPMENT, net................................   69,296    46,403
INTANGIBLE ASSETS, net.....................................   70,484    42,645
DEFERRED INCOME TAX ASSETS.................................      --        865
OTHER ASSETS...............................................    1,222     2,046
                                                            --------  --------
TOTAL ASSETS............................................... $210,524  $132,887
                                                            ========  ========
         LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Current maturities of long-term debt..................... $  2,324  $    317
  Accounts payable.........................................    7,629     2,425
  Accrued expenses--
    Payroll and related benefits...........................    5,535     2,944
    Income taxes...........................................    5,470     4,321
    Other..................................................    5,674     4,768
  Deferred tuition revenue.................................   17,103    10,159
                                                            --------  --------
      Total current liabilities............................   43,735    24,934
                                                            --------  --------
LONG-TERM DEBT, net of current maturities..................   47,615    22,300
DEFERRED INCOME TAX LIABILITIES............................    4,128       --
OTHER LONG-TERM LIABILITIES................................    1,365     1,017
COMMITMENTS AND CONTINGENCIES..............................
STOCKHOLDERS' INVESTMENT:
  Preferred stock, $0.01 par value; 1,000,000 shares
   authorized; no shares issued and outstanding at December
   31, 1999 and 1998....................................... $    --   $    --
  Common stock, $0.01 par value; 50,000,000 shares
   authorized; 7,876,767 and 7,152,896 shares issued and
   outstanding at December 31, 1999 and 1998, respectively.       79        72
  Additional paid-in capital...............................  113,125    95,481
  Accumulated other comprehensive income...................     (372)     (822)
  Retained earnings (accumulated deficit)..................      849   (10,095)
                                                            --------  --------
      Total stockholders' investment.......................  113,681    84,636
                                                            --------  --------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT............. $210,524  $132,887
                                                            ========  ========

 The accompanying notes are an integral part of these consolidated statements.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                        For the Year Ended
                                                           December 31,
                                                     --------------------------
                                                       1999     1998     1997
                                                     -------- --------  -------
REVENUE:
  Tuition and registration fees, net...............  $199,057 $132,926  $74,842
  Other, net.......................................    17,747   11,306    7,756
                                                     -------- --------  -------
    Total net revenue..............................   216,804  144,232   82,598
OPERATING EXPENSES:
  Educational services and facilities..............    85,490   57,151   34,620
  General and administrative.......................    96,406   63,856   37,542
  Depreciation and amortization....................    14,557   12,163    8,121
  Compensation expense related to the initial
   public offering.................................       --     1,961      --
                                                     -------- --------  -------
    Total operating expenses.......................   196,453  135,131   80,283
                                                     -------- --------  -------
    Income from operations.........................    20,351    9,101    2,315
INTEREST EXPENSE, NET..............................     1,153    1,250    3,108
                                                     -------- --------  -------
    Income (loss) before provision for income
     taxes, extraordinary item and cumulative
     effect of change in accounting principle .....    19,198    7,851     (793)
PROVISION (BENEFIT) FOR INCOME TAXES...............     8,255    3,350     (331)
                                                     -------- --------  -------
    Net income (loss) before extraordinary item and
     cumulative effect of change in accounting
     principle.....................................    10,943    4,501     (462)
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT,
 net of taxes of $233..............................       --       --      (418)
                                                     -------- --------  -------
    Income (loss) before cumulative effect of
     change in accounting principle................    10,943    4,501     (880)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE, net of taxes of $149...................       --      (205)     --
                                                     -------- --------  -------
NET INCOME (LOSS)..................................  $ 10,943 $  4,296  $  (880)
                                                     ======== ========  =======


 The accompanying notes are an integral part of these consolidated statements.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)

                                                        For the Year Ended
                                                           December 31,
                                                      ------------------------
                                                       1999    1998     1997
                                                      ------- -------  -------
INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS:
  Income (loss) before extraordinary item and
   cumulative effect of change in accounting
   principle........................................  $10,943 $ 4,501  $  (462)
  Dividends on preferred stock......................      --     (274)  (2,159)
  Accretion to redemption value of preferred stock
   and warrants.....................................      --   (2,153)  (6,268)
                                                      ------- -------  -------
   Income (loss) before extraordinary item and
    cumulative effect of change in
    accounting principle attributable to common
    stockholders....................................   10,943   2,074   (8,889)
  Extraordinary loss................................      --      --      (418)
  Cumulative effect of change in accounting
   principle........................................      --     (205)     --
                                                      ------- -------  -------
   Net income (loss) attributable to common
    stockholders....................................  $10,943 $ 1,869  $(9,307)
                                                      ======= =======  =======
INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON
 STOCKHOLDERS:
  Basic--
   Income (loss) before extraordinary item and
    cumulative effect of change in accounting
    principle.......................................  $  1.42 $  0.32  $(11.58)
   Extraordinary loss...............................      --      --     (0.54)
   Cumulative effect of change in accounting
    principle.......................................      --    (0.03)     --
                                                      ------- -------  -------
     Net income (loss)..............................  $  1.42 $  0.29  $(12.12)
                                                      ======= =======  =======
  Diluted--
   Income (loss) before extraordinary item and
    cumulative effect of change in accounting
    principle.......................................  $  1.38 $  0.30  $(11.58)
   Extraordinary loss...............................      --      --     (0.54)
   Cumulative effect of change in accounting
    principle.......................................      --    (0.03)     --
                                                      ------- -------  -------
     Net income (loss)..............................  $  1.38 $  0.27  $(12.12)
                                                      ======= =======  =======
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic.............................................    7,685   6,521      768
                                                      ======= =======  =======
  Diluted...........................................    7,939   6,797      768
                                                      ======= =======  =======
PRO FORMA INFORMATION (unaudited):
  Income (loss) attributable to common
   stockholders--
   Income (loss) before extraordinary item and
    cumulative effect of change in accounting
    principle attributable to common stockholders,
    as reported.....................................  $10,943 $ 2,074  $(8,889)
   Dividends on preferred stock.....................      --      274    2,159
   Accretion to redemption value of preferred stock
    and warrants....................................      --    2,055    6,100
                                                      ------- -------  -------
  Pro forma income (loss) before extraordinary item
   and cumulative effect of change in
   accounting principle attributable to common
   stockholders.....................................   10,943   4,403     (630)
   Extraordinary loss...............................      --      --      (418)
   Cumulative effect of change in accounting
    principle.......................................      --     (205)     --
                                                      ======= =======  =======
    Pro forma net income (loss) attributable to
     common stockholders............................  $10,943 $ 4,198  $(1,048)
                                                      ======= =======  =======
Pro forma diluted income (loss) per share
 attributable to common stockholders--
   Income (loss) before extraordinary item and
    cumulative effect of change in accounting
    principle.......................................  $  1.38 $  0.63  $ (0.20)
   Extraordinary loss...............................      --      --     (0.14)
   Cumulative effect of change in accounting
    principle.......................................      --    (0.03)     --
                                                      ------- -------  -------
   Net income (loss)................................  $  1.38 $  0.60  $ (0.34)
                                                      ======= =======  =======
Pro forma diluted weighted average number of common
 and common stock equivalent shares outstanding.....    7,939   7,029    3,048
                                                      ======= =======  =======

 The accompanying notes are an integral part of these consolidated statements.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                      For the Year Ended
                                                         December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).............................. $ 10,943  $  4,296  $   (880)
  Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities--
    Depreciation, amortization and debt discount.   14,557    12,163     8,239
    Warrants issued to a bank....................      --        --        180
    Deferred income taxes........................      750    (1,311)   (1,013)
    Extraordinary loss on early extinguishment of
     debt........................................      --        --        418
    Cumulative effect of change in accounting
     principle...................................      --        205       --
    Compensation expense related to options......       61     2,212       --
    Gain on sale of property and equipment.......      --        (14)      --
    Changes in operating assets and liabilities,
     net of acquisitions--
      Receivables, net...........................   (2,914)   (4,237)   (5,208)
      Inventories, prepaid expenses and other
       current assets............................   (2,804)      814    (3,959)
      Deposits and other non-current assets......      704      (352)      --
      Accounts payable...........................    4,517    (1,383)    4,808
      Accrued expenses and other liabilities.....    4,692     8,031       392
      Deferred tuition revenue...................    3,685     1,803    (3,171)
                                                  --------  --------  --------
        Net cash provided by (used in) operating
         activities..............................   34,191    22,227      (194)
                                                  --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisitions, net of cash.............  (42,136)   (5,860)  (39,855)
  Acquisition and financing transaction costs....   (1,554)     (372)   (1,516)
  Purchases of property and equipment, net.......  (12,169)   (6,383)   (3,822)
  Other assets...................................      --        (73)      (21)
  Proceeds from sale of property and equipment...      --        332       --
                                                  --------  --------  --------
        Net cash used in investing activities....  (55,859)  (12,356)  (45,214)
                                                  --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock.......................   16,623    52,765        30
  Issuance of warrants...........................      --        --      4,789
  Issuance of redeemable preferred stock and
   warrants......................................      --        --     17,556
  Dividends paid on preferred stock..............      --        (47)     (495)
  Equity and debt financing costs................   (2,094)   (7,085)   (1,021)
  Book overdraft.................................      --        --       (683)
  Payments of long-term debt.....................   (1,568)   (8,295)     (513)
  Net payments on revolving credit facility......      --        --     (8,239)
  Proceeds from term loan facility...............      --        --      3,400
  Repayment of term loan facility................      --        --    (11,650)
  Net proceeds from (payments on) revolving loans
   under Credit Agreement........................   29,750   (28,735)   39,985
  Proceeds from issuance of term loans under
   Credit Agreement..............................      --        --     15,000
  Payments on term loans under Credit Agreement..      --    (13,500)   (1,500)
                                                  --------  --------  --------
        Net cash provided by (used in) financing
         activities..............................   42,711    (4,897)   56,659
                                                  --------  --------  --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..........      154      (332)     (143)
                                                  --------  --------  --------
NET INCREASE IN CASH.............................   21,197     4,642    11,108
CASH, beginning of year..........................   23,548    18,906     7,798
                                                  --------  --------  --------
CASH, end of year................................ $ 44,745  $ 23,548  $ 18,906
                                                  ========  ========  ========

 The accompanying notes are an integral part of these consolidated statements.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                                                      Common Stock
                    -------------------------------------------------------------------------------------------------------------
                        Class A           Class B            Class C            Class D          Class E          Common Stock
                    ----------------  ----------------  ------------------  ---------------- ----------------  ------------------
                    5,625,600  $0.01   937,600   $0.01   937,600    $0.01    937,600   $0.01 1,875,200  $0.01  50,000,000  $0.01
                      Shares    Par     Shares    Par     Shares     Par      Shares    Par    Shares    Par     Shares     Par
                    Authorized Value  Authorized Value  Authorized  Value   Authorized Value Authorized Value  Authorized  Value
                    ---------- -----  ---------- -----  ---------- -------  ---------- ----- ---------- -----  ---------- -------
BALANCE, December
31, 1996...........   49,224     492    47,818     478    655,382    6,554     --       --     15,452     155        --       --
 Net loss..........      --      --        --      --         --       --      --       --        --      --         --       --
 Foreign currency
 translation.......
   Total
   comprehensive
   income..........
 Issuance of
 warrants..........      --      --        --      --         --       --      --       --        --      --         --       --
 Exercise of
 warrants..........      --      --        --      --         --       --      --       --        928       9        --       --
 Dividends paid....      --      --        --      --         --       --      --       --        --      --         --       --
 Dividends on
 preferred stock...      --      --        --      --         --       --      --       --        --      --         --       --
 Preferred stock
 and warrant
 accretion.........      --      --        --      --         --       --      --       --        --      --         --       --
                     -------   -----   -------   -----   --------  -------     ---     ----   -------   -----  ---------  -------
BALANCE, December
31, 1997...........   49,224     492    47,818     478    655,382    6,554     --       --     16,380     164        --       --
 Net income........      --      --        --      --         --       --      --       --        --      --         --       --
 Foreign currency
 translation.......      --      --        --      --         --       --      --       --        --      --         --       --
   Total
   comprehensive
   income .........
 Preferred stock
 and warrant
 accretion.........      --      --        --      --         --       --      --       --        --      --         --       --
 Dividends.........      --      --        --      --         --       --      --       --        --      --         --       --
 Compensatory
 options...........      --      --        --      --         --       --      --       --        --      --         --       --
 Conversion of
 preferred and
 common stock......  (49,224)   (492)  (47,818)   (478)  (655,382)  (6,554)    --       --    (16,380)   (164) 3,192,037   31,920
 Issuance of
 common stock......      --      --        --      --         --       --      --       --        --      --   3,288,279   32,883
 Warrants
 exercised.........      --      --        --      --         --       --      --       --        --      --     657,267    6,573
 Options
 exercised.........      --      --        --      --         --       --      --       --        --      --      15,313      153
                     -------   -----   -------   -----   --------  -------     ---     ----   -------   -----  ---------  -------
BALANCE, December
31, 1998...........      --    $ --        --    $ --         --   $   --      --      $--        --    $ --   7,152,896  $71,529
 Net income........      --      --        --      --         --       --      --       --        --      --         --       --
 Foreign currency
 translation.......      --      --        --      --         --       --      --       --        --      --         --       --
   Total
   comprehensive
   income
 Compensatory
 options...........      --      --        --      --         --       --      --       --        --      --         --       --
 Issuance of
 common stock......      --      --        --      --         --       --      --       --        --      --     606,915    6,069
 Options
 exercised.........      --      --        --      --         --       --      --       --        --      --     116,956    1,170
 Share issuance
 obligation........      --      --        --      --         --       --      --       --        --      --         --       --
                     -------   -----   -------   -----   --------  -------     ---     ----   -------   -----  ---------  -------
BALANCE, December
31, 1999...........      --    $ --        --    $ --         --   $   --      --      $--        --    $ --   7,876,767  $78,768
                     =======   =====   =======   =====   ========  =======     ===     ====   =======   =====  =========  =======
                     Total
                    Amount
                    -------
BALANCE, December
31, 1996...........   7,679
 Net loss..........     --
 Foreign currency
 translation.......
   Total
   comprehensive
   income..........
 Issuance of
 warrants..........     --
 Exercise of
 warrants..........       9
 Dividends paid....     --
 Dividends on
 preferred stock...     --
 Preferred stock
 and warrant
 accretion.........     --
                    -------
BALANCE, December
31, 1997...........   7,688
 Net income........     --
 Foreign currency
 translation.......     --
   Total
   comprehensive
   income .........
 Preferred stock
 and warrant
 accretion.........     --
 Dividends.........     --
 Compensatory
 options...........     --
 Conversion of
 preferred and
 common stock......  24,232
 Issuance of
 common stock......  32,883
 Warrants
 exercised.........   6,573
 Options
 exercised.........     153
                    -------
BALANCE, December
31, 1998........... $71,529
 Net income........     --
 Foreign currency
 translation.......     --
   Total
   comprehensive
   income
 Compensatory
 options...........     --
 Issuance of
 common stock......   6,069
 Options
 exercised.........   1,170
 Share issuance
 obligation........     --
                    -------
BALANCE, December
31, 1999........... $78,768
                    =======

 The accompanying notes are an integral part of these consolidated statements.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                          Warrants
                         ----------                Accumulated
                          Class E     Additional      Other                      Total
                           Common      Paid-in    Comprehensive Accumulated  Stockholders'
                           Stock       Capital       Income       Deficit     Investment
                         ----------  ------------ ------------- -----------  -------------
BALANCE, December 31,
 1996...................        --         59,809         --     (2,656,959)   (2,589,471)
                         ----------  ------------   ---------   -----------  ------------
  Net loss..............        --            --          --       (879,608)     (879,608)
  Foreign currency
   translation..........        --            --     (296,602)          --       (296,602)
                                                                             ------------
    Total comprehensive
     income.............                                                      (1,176,210)
  Issuance of warrants..  4,788,563           --          --            --      4,788,563
  Exercise of warrants..    (11,136)       11,127         --            --            --
  Dividends paid........        --            --          --       (495,400)     (495,400)
  Dividends on preferred
   stock................        --            --          --     (1,663,137)   (1,663,137)
  Preferred stock and
   warrant
   accretion............        --            --          --     (6,268,478)   (6,268,478)
                         ----------  ------------   ---------   -----------  ------------
BALANCE, December 31,
 1997...................  4,777,427        70,936    (296,602)  (11,963,582)   (7,404,133)
                         ----------  ------------   ---------   -----------  ------------
  Net income............        --            --          --      4,296,048     4,296,048
  Foreign currency
   translation..........        --            --     (525,238)          --       (525,238)
                                                                             ------------
    Total comprehensive
     income.............                                                        3,770,810
  Preferred stock and
   warrant accretion....        --            --          --     (2,152,834)   (2,152,834)
  Dividends.............        --            --          --       (274,424)     (274,424)
  Compensatory options..        --      2,171,635         --            --      2,171,635
  Conversion of
   preferred and common
   stock................        --     38,746,072         --            --     38,770,304
  Issuance of common
   stock................        --     45,786,186         --            --     45,819,069
  Warrants exercised.... (4,777,427)    8,540,301         --            --      3,769,447
  Options exercised.....        --        165,499         --            --        165,652
                         ----------  ------------   ---------   -----------  ------------
BALANCE, December 31,
 1998...................        --     95,480,629    (821,840)  (10,094,792)   84,635,526
                         ----------  ------------   ---------   -----------  ------------
  Net income............        --            --          --     10,943,383    10,943,383
  Foreign currency
   translation..........        --            --      450,269           --        450,269
                                                                             ------------
    Total comprehensive
     income.............                                                       11,393,652
  Compensatory options..        --         61,167         --            --         61,167
  Issuance of common
   stock................        --     15,124,165         --            --     15,130,234
  Options exercised.....        --      1,459,263         --            --      1,460,433
  Share issuance
   obligation...........        --      1,000,000         --            --      1,000,000
                         ----------  ------------   ---------   -----------  ------------
BALANCE, December 31,
 1999................... $      --   $113,125,224   $(371,571)  $   848,591  $113,681,012
                         ==========  ============   =========   ===========  ============

 The accompanying notes are an integral part of these consolidated statements.

                          CAREER EDUCATION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

1. DESCRIPTION OF THE COMPANY

   Career Education Corporation ("CEC", collectively with its subsidiaries "we" or "our") owns and operates companies which provide private, for-profit postsecondary education in North America. We have 26 campuses located in 15 states and two Canadian provinces. Our schools enjoy long operating histories and offer a variety of bachelor's degree, associate degree and non-degree programs in career-oriented disciplines within our core curricula of:

  . visual communication and design technologies

  . information technology

  . business studies

  . culinary arts

2. STOCK OFFERINGS

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

   On March 17, 1999, we sold 530,000 shares of common stock at $29.00 per share pursuant to a public offering. The net proceeds to us of approximately $13.8 million were used for general corporate purposes.

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

 b. Concentration of Credit Risk

   We extend unsecured credit for tuition to a significant portion of the students who are in attendance at the campuses operated by our subsidiaries. A substantial portion of credit extended to students is repaid through the students' participation in various federally funded financial aid programs under Title IV of the Higher Education Act of 1965, as amended ("Title IV Programs"). The following table presents the amounts and percentages of the Company's U.S. institutions' cash receipts collected from Title IV Programs for the years ended December 31, 1999, 1998 and 1997 (such amounts were determined based upon each U.S. institution's cash receipts for the twelve-month period ended December 31, pursuant to the regulations of the United States Department of Education ("DOE") at 34 C.F.R. (S) 600.5) (amounts in thousands):

                          CAREER EDUCATION CORPORATION

                        December 31, 1999, 1998 and 1997

                                                       For the Year Ended
                                                          December 31,
                                                    ---------------------------
                                                      1999      1998     1997
                                                    --------  --------  -------
      Total Title IV funding....................... $131,019  $ 90,086  $54,963
      Total cash receipts.......................... $197,673  $132,553  $85,047
      Total Title IV funding as a percentage of
       total cash receipts.........................       66%       68%      65%

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

 c. Marketing and Advertising Costs

   Marketing and advertising costs are expensed as incurred. Marketing and advertising costs included in general and administrative expenses were approximately $24,238,000, $16,915,000 and $10,640,000 for the years ended
December 31, 1999, 1998 and 1997, respectively.

 d. Inventories

   Inventories consisting principally of program materials, books and supplies are stated at the lower of cost, determined on a first-in, first-out basis, or market.

 e. Property and Equipment

   Property and equipment are stated at cost. Depreciation and amortization are recognized utilizing the straight-line method over the useful lives of the related assets. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over their estimated useful lives or lease terms, whichever is shorter. Maintenance, repairs and minor renewals and betterments are expensed; major improvements are capitalized. The estimated cost basis and useful lives of property and equipment at December 31, 1999 and 1998, are as follows (dollars in thousands):

                                                   December 31,
                                                  ---------------
                                                   1999    1998       Life
                                                  ------- ------- -------------
      Land....................................... $ 3,858 $   375
      Buildings and improvements.................   1,603     471   13-35 years
      Classroom equipment, courseware and other
       instructional materials...................  60,380  44,754    1-18 years
      Furniture, fixtures and equipment..........  13,899   7,722    3-10 years
      Leasehold improvements.....................  13,970   7,266 life of lease
      Vehicles...................................     110      17     3-5 years
                                                  ------- -------
                                                   93,820  60,605
      Less--Accumulated depreciation and
       amortization..............................  24,524  14,202
                                                  ------- -------
                                                  $69,296 $46,403
                                                  ======= =======

   The gross cost of assets recorded under capital leases included above amounts to $9,010,000 and $1,291,000 at December 31, 1999 and 1998,
respectively. The accumulated amortization related to these assets included above is $2,544,000 and $955,000 at December 31, 1999 and 1998, respectively.

                          CAREER EDUCATION CORPORATION

                        December 31, 1999, 1998 and 1997

 f. Intangible Assets

   Intangible assets include the excess of cost over fair market value of identifiable assets acquired through the business purchases described in Note
5. Goodwill is being amortized on a straight-line basis over their estimated useful lives. Covenants not-to-compete are being amortized either on a straight-line or accelerated basis over their useful lives. At December 31, 1999 and 1998, the cost basis and useful lives of intangible assets consist of the following (dollars in thousands):

                                                   December 31,
                                                  ---------------
                                                   1999    1998     Life
                                                  ------- ------- ---------
      Goodwill................................... $68,461 $38,080  40 years
      Covenants not-to-compete...................  13,365  13,055 2-5 years
      Other intangibles..........................   2,000     --   10 years
                                                  ------- -------
                                                   83,826  51,135
      Less--Accumulated amortization.............  13,342   8,490
                                                  ------- -------
                                                  $70,484 $42,645
                                                  ======= =======

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

 g. Revenue Recognition

   Revenue is derived primarily from programs taught at our schools. Tuition revenue is recognized on a straight-line basis over the length of the applicable program. Dormitory and cafeteria revenues charged to students are recognized on a straight-line basis over the length of the students' program. Other dormitory and cafeteria revenues are recognized as earned. Textbook sales and other revenues are recognized as services are performed. If a student withdraws, future revenue is reduced by the amount of the refund due to the student. Refunds are calculated in accordance with federal, state and accrediting agency standards. Deferred tuition revenue represents the portion of payments received but not earned and is reflected as a current liability in the accompanying consolidated balance sheets as such amount is expected to be earned within the next year.

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

                        December 31, 1999, 1998 and 1997

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

 k. Accretion to Redemption Value of Preferred Stock and Warrants

   Accretion to redemption value of redeemable preferred stock and warrants represents the change in the redemption value of outstanding preferred stock and warrants, which was accreted over the earliest period redemption could occur using the effective interest method. The redemption values are based on the estimated fair market values of the classes of stock and consider the amounts we received for the sale of equity instruments, prices paid for acquired businesses and our operations.

 l. Income (Loss) Per Share Attributable to Common Stockholders

   We compute earnings per share in accordance with Financial Accounting Standard No. 128 "Earnings Per Share" which requires two calculations: basic earnings per share and diluted earnings per share. The calculations primarily differ by excluding dilutive common stock equivalents, convertible securities and contingently issuable securities using the treasury method, when computing basic earnings per share. The weighted average number of common shares used in determining basic and diluted net income (loss) per share attributable to common stockholders for the years ended December 31, 1999, 1998 and 1997 is as follows (in thousands):

                                                                  For the Year
                                                                     Ended
                                                                  December 31,
                                                                ----------------
                                                                1999  1998  1997
                                                                ----- ----- ----
      Common shares outstanding (basic)........................ 7,685 6,521 768
      Common stock equivalents.................................   195   259 --
      Common stock contingently issuable.......................    59    17 --
                                                                ----- ----- ---
      Diluted.................................................. 7,939 6,797 768
                                                                ===== ===== ===

   For the year ended December 31, 1997, antidilutive common stock equivalents totaling 568,332 were excluded from diluted weighted average number of common shares outstanding.

   Supplemental pro forma diluted income (loss) before extraordinary item and cumulative effect of change in accounting principle and net income (loss) per share attributable to common stockholders, had the debt retirement in connection with the consummation of the IPO occurred at the beginning of the year, would have been $(2.59) and $(2.73), respectively for the year ended December 31, 1997 and $0.33 and $0.30, respectively, for the year ended December 31, 1998. This earnings per share data is computed based upon historical information adjusted for the reduction in interest expense resulting from the application of net proceeds from the IPO to reduce our indebtedness and pro forma weighted average number of shares of common stock outstanding which reflect the assumed sale of common stock in the IPO resulting in net proceeds sufficient to pay indebtedness as described in Note 2.

 m. Unaudited Pro Forma Diluted Net Income (Loss) per Share Attributable to Common Stockholders

   Unaudited pro forma diluted income (loss) before extraordinary item and cumulative effect of change in accounting principle and net income (loss) per share attributable to common stockholders is based on the

                          CAREER EDUCATION CORPORATION

                        December 31, 1999, 1998 and 1997
weighted average number of shares of common stock and common stock equivalents outstanding after retroactive adjustments for (i) the stock split described in
Note 2 for all periods presented, (ii) shares of redeemable preferred stock converted into shares of common stock (determined by dividing the liquidation value, including paid-in-kind dividends, by the initial public offering price of $16.00 per share), (iii) the exercise of warrants to purchase shares of common stock, (iv) the conversion of all existing classes of common stock into a single new class of common stock and (v) common stock equivalents (if dilutive) using the treasury stock method.

   Supplemental pro forma information assumes that the debt retirement in connection with the consummation of the IPO occurred at the beginning of the year and considers the conversion of preferred stock and exercise of warrants. Supplemental unaudited pro forma diluted income (loss) before extraordinary item and cumulative effect of change in accounting principle and supplemental pro forma net income (loss) per share attributable to common stockholders, would have been $0.05 and $(0.03), respectively, for the year ended December 31, 1997 and $0.64 and $0.61, respectively, for the year ended December 31, 1998.

 n. Stock-Based Compensation

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

 p. Foreign Currency Translation

   We acquired the International Academy of Design, an entity with operations in Canada, on June 30, 1997. At December 31, 1999, 1998 and 1997, revenues and expenses related to these operations have been translated at average exchange rates in effect at the time the underlying transactions occurred. Transaction gains or losses are included in income. Assets and liabilities of this subsidiary have been translated at the year-end exchange rate, with gains and losses resulting from such translation being included in accumulated other comprehensive income.

                          CAREER EDUCATION CORPORATION

                        December 31, 1999, 1998 and 1997

 q. Supplemental Disclosures of Cash Flow Information

                                                          For the Year Ended
                                                             December 31,
                                                         ----------------------
                                                          1999   1998     1997
                                                         ------ -------  ------
                                                            (in thousands)
CASH PAID FOR--
  Interest.............................................. $1,389 $ 1,534  $3,008
  Taxes, excluding a refund of $900,000 in 1998.........  6,200   1,860   2,446
                                                         ====== =======  ======
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Accretion to redemption value of preferred stock and
   warrants.............................................    --  $(2,153) $6,268
  Dividends on preferred stock added to liquidation
   value................................................    --     (227)  1,663
  Capital lease obligations for purchase of equipment...  6,180     --      --
  Shares of common stock for license fee................  2,000     --      --
  Conversion of all Class A, B, C, and E common stock
   and all series of redeemable preferred stock into
   3,192,037 shares of common stock in connection with
   the IPO. Value of the redeemable preferred stock at
   the date of conversion...............................    --   38,776     --
                                                         ====== =======  ======

 r. Segment Information

   We operate in one industry segment. Operations in geographic regions outside the United States are not significant.

4. RECENT ACCOUNTING PRONOUNCEMENTS

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

   On December 3, 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. The SAB outlines basic criteria that must be met before registrants may recognize revenue, including persuasive evidence of the existence of an arrangement, the delivery of products or services, a fixed and determinable sales price, and reasonable assurance of collection. SAB 101 is effective beginning the first fiscal quarter of the first fiscal year beginning after December 15, 1999. Prior to the release of SAB 101, our revenue recognition policy was in compliance with generally accepted accounting principles. Effective January 1, 2000, we will adopt a change in accounting principle to comply with the specific provisions and guidance of SAB 101. SAB 101 will require us to recognize revenue related to application and registration fees over the contract period. Through December 31, 1999, we have recognized application and registration fees as revenue upon receipt. We are currently in the process of estimating the cumulative effect of this accounting change and do not believe that this change will have a material impact on our financial position or operating results. The effect will be recorded in the first quarter of fiscal year 2000.

                          CAREER EDUCATION CORPORATION

                        December 31, 1999, 1998 and 1997

5. BUSINESS ACQUISITIONS

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

   At closing, we paid $400,000 to the former owners, deposited $5,000,000 into escrow, and assumed a $1,800,000 note payable due to the former owners. Funds paid were raised through the issuance of $2,000,000 of Series D preferred stock and warrants and $3,400,000 of bank borrowings. The note was paid in 1999.

The Katharine Gibbs Schools, Inc. (Gibbs)

   On May 31, 1997, we acquired 100% of the outstanding shares of capital stock of The Katharine Gibbs Schools, Inc. Gibbs has seven wholly-owned subsidiaries, each of which owns and operates separate campuses. This acquisition was accounted for as a purchase and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair market values at the date of the acquisition. The purchase price of approximately $19,029,000 exceeded the fair market value of net assets acquired and liabilities assumed, resulting in goodwill of approximately $8,434,000. In connection with the purchase, we also entered into a covenant not-to-compete agreement with the former owner of the schools in exchange for $7,000,000. The covenant not-to-compete restricts the former owners' ability to own or operate certain types of for-profit postsecondary schools for five years.

   At closing, we paid $5,400,000 to the former owner and deposited $18,850,000 into escrow with borrowings of $12,500,000 from a new bank financing arrangement and $15,000,000 which was raised through the issuance of Series D preferred stock.

International Academy of Merchandising & Design (IAMD)

   On June 30, 1997, through IAMD, Acquisition I, Ltd. we acquired 100% of the outstanding shares of capital stock of International Academy of Merchandising & Design ("IAMD") for $3,000,000. Subsequent to the purchase, IAMD Acquisition I, Ltd. merged with and into IAMD and assumed its name. In 1998, the purchase price was increased by approximately $4,700,000, pursuant to the earn-out provision in the purchase agreement. This acquisition was accounted for as a purchase and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair market values at the date of the acquisition. The purchase price exceeded the fair market value of net assets acquired and liabilities assumed, resulting in goodwill of approximately $8,395,000.

   In connection with the purchase, we also entered into covenant not-to-compete agreements with the former owners of the school in exchange for $2,000,000. The covenant not-to-compete restricts the former owners' ability to own or operate certain types of for-profit postsecondary schools for four years.

   On June 30, 1997, we paid $100,000 to the former owners, issued $1,500,000 in notes payable to the former owners and issued letters of credit totaling $3,400,000 to secure amounts owed to the former owners to consummate these transactions. The funds to consummate these transactions were obtained through the issuance of Series D preferred stock and warrants and bank borrowings. The notes and letters of credit were paid upon the consummation of the IPO.

                          CAREER EDUCATION CORPORATION

                        December 31, 1999, 1998 and 1997

International Academy of Design (IAD)

   On June 30, 1997, we purchased 100% of the capital stock of International Academy of Design for $6,500,000. This acquisition was accounted for as a purchase and, accordingly, the acquired assets and assumed liabilities have been recorded at their estimated fair market values at the date of the acquisition. The purchase price exceeded the fair market value of net assets acquired and liabilities assumed, resulting in goodwill of approximately $5,850,000.

   In connection with the purchase, we entered into covenant not-to-compete agreements with the former owners of the school in exchange for $2,000,000. The covenant not-to-compete restricts the former owners' ability to own or operate certain types of postsecondary vocational schools for four years.

   On June 30, 1997, we paid $3,820,000 to the former owners, deposited $2,120,000 into escrow, and issued $2,550,000 in notes payable to the former owners to consummate these transactions. The funds to consummate these transactions were obtained through the issuance of Series D preferred stock and warrants and bank borrowings. The notes were paid upon consummation of the IPO.

Southern California School of Culinary Arts, Ltd. (SCSCA)

   On March 13, 1998, through CA Acquisitions, Ltd., we acquired 100% of the outstanding shares of capital stock of Southern California School of Culinary Arts, Ltd. for $1,000,000. The acquisition was accounted for as a purchase and the purchase price exceeded the fair value of assets acquired and liabilities assumed, resulting in goodwill of approximately $1,235,000.

Scottsdale Culinary Institute, Inc. (SCI)

   On July 31, 1998, through SCI Acquisitions, Ltd., we acquired certain assets and assumed certain liabilities of Scottsdale Culinary Institute, Inc. for approximately $9,900,000. The acquisition was accounted for as a purchase and the purchase price exceeded the fair value of assets acquired and liabilities assumed, resulting in goodwill of approximately $8,272,000.

Harrington Institute of Interior Design, Inc. (Harrington)

   On January 4, 1999, we acquired all of the outstanding shares of capital stock of Harrington Institute of Interior Design, Inc. for approximately $3,540,000. The acquisition was accounted for as a purchase and the purchase price exceeded the fair value of assets acquired and liabilities assumed, resulting in goodwill of approximately $2,724,000.

McIntosh College, Inc. (McIntosh)

   On March 9, 1999, we acquired certain assets and assumed certain liabilities of McIntosh College, Inc. for approximately $4,968,000. The acquisition was accounted for as a purchase and the purchase price exceeded the fair value of assets acquired and liabilities assumed, resulting in goodwill of approximately $4,619,000.

Briarcliffe College, Inc. (Briarcliffe)

   On April 1, 1999, we acquired all of the outstanding shares of capital stock of Briarcliffe College, Inc. for approximately $20,639,000. The acquisition was accounted for as a purchase and the purchase price exceeded the fair value of assets acquired and liabilities assumed, resulting in goodwill of approximately $17,624,000.

                          CAREER EDUCATION CORPORATION

                        December 31, 1999, 1998 and 1997

Brooks Institute of Photography, Inc. (BIP)

   On June 1, 1999, through Brooks Institute of Photography, LLC, we acquired all of the outstanding shares of capital stock of Brooks Institute of Photography, Inc. for approximately $6,553,000. The acquisition was accounted for as a purchase and the purchase price exceeded the fair value of assets acquired and liabilities assumed, resulting in goodwill of approximately $2,208,000.

Washington Business School, Inc. (WBS)

   On December 3, 1999, through WBS Acquisitions, Ltd., we acquired all of the outstanding shares of capital stock of Washington Business School, Inc. for approximately $3,000,000. The acquisition was accounted for as a purchase and the purchase price, subject to adjustment, exceeded the fair value of assets acquired and liabilities assumed, resulting in goodwill of approximately $3,024,000.

California Culinary Academy, Inc. (CCA)

   On December 6, 1999, we entered into an agreement whereby we will acquire California Culinary Academy, Inc. The acquisition is subject to a number of conditions, but is expected to close in early April 2000. We anticipate that the purchase price will be approximately $20 million. We will also assume approximately $3 million of debt of the Academy.

Pro Forma Results of Operations

   The following unaudited pro forma results of operations (in thousands, except per share amounts) for the years ended December 31, 1999, 1998 and 1997, assumes that business acquisitions consummated subsequent to January 1, 1997 described above occurred at the beginning of the year preceding the year of the acquisition. The unaudited pro forma results below are based on historical results of operations, include adjustments for depreciation, amortization, interest and taxes and do not necessarily reflect actual results that would have occurred.

                                                        For the Year Ended
                                                           December 31,
                                                    --------------------------
                                                      1999     1998     1997
                                                    -------- -------- --------
                                                           (Unaudited)
Net revenue........................................ $225,531 $175,696 $111,310
Income (loss) before extraordinary item and
 cumulative effect of change in accounting
 principle.........................................   10,553    3,429   (1,516)
Net income (loss)..................................   10,553    3,224   (1,934)
Income (loss) before extraordinary item and
 cumulative effect of change in accounting
 principle attributable to common stockholders.....   10,553    1,002   (9,944)
Net income (loss) attributable to common
 stockholders......................................   10,553      797  (10,362)
                                                    ======== ======== ========
Basic income (loss) per share attributable to
 common stockholders--
  Income (loss) before extraordinary item and
   cumulative effect of change in accounting
   principle....................................... $   1.37 $   0.15 $ (12.95)
                                                    ======== ======== ========
  Net income (loss)................................ $   1.37 $   0.12 $ (13.49)
                                                    ======== ======== ========
Diluted income (loss) per share attributable to
 common stockholders--
  Income (loss) before extraordinary item and
   cumulative effect of change in accounting
   principle....................................... $   1.33 $   0.15 $ (12.95)
                                                    ======== ======== ========
  Net income (loss)................................ $   1.33 $   0.12 $ (13.49)
                                                    ======== ======== ========

                          CAREER EDUCATION CORPORATION

                        December 31, 1999, 1998 and 1997
The Cooking and Hospitality Institute of Chicago, Inc. (CHIC)

   Effective February 1, 2000, we acquired all of the outstanding shares of capital stock of The Cooking and Hospitality Institute of Chicago, Inc. for approximately $5,500,000, subject to adjustment. The acquisition was accounted for as a purchase and the purchase price, based upon a preliminary allocation, exceeded the fair value of assets acquired and liabilities assumed, resulting in goodwill of approximately $5,000,000.

6. DEBT

   Our debt at December 31, 1999 and 1998, consists of the following:

                                                                 December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
                                                                (in thousands)
Revolving loans under Credit Agreement with a syndicate of
 banks as discussed below...................................... $41,000 $11,250
Note payable to former owners of SCI, repaid in February 1999..     --    9,000
Notes payable to former owners of acquired businesses bearing
 annual interest at rates up to 7%.............................   2,029   1,829
Equipment under capital leases, secured by related equipment,
 discounted at a weighted average interest rate of 5.13%.......   6,521     523
Other..........................................................     389      15
                                                                ------- -------
                                                                 49,939  22,617
Less--Current portion..........................................   2,324     317
                                                                ------- -------
                                                                $47,615 $22,300
                                                                ======= =======

   On May 30, 1997, we entered into a credit agreement (the "Credit Agreement") with a bank (syndicated on September 25, 1997) and prepaid approximately $21,187,000 of outstanding revolving credit notes, term loans and other obligations under our previous credit agreement with borrowings from term loans and revolving credit notes which were permitted under the Credit Agreement at that time. Subsequently, the Credit Agreement has been amended from time to time. Under the current amended Credit Agreement, we can borrow up to $90,000,000 under a revolving credit facility ("Revolving Loans") and can obtain up to $50,000,000 in letters of credit; however, outstanding letters of credit reduce the revolving credit facility availability. The amended Credit Agreement matures on October 26, 2003. Borrowings under the amended Credit Agreement bear interest, payable quarterly, at the bank's base or prime rate depending on whether the particular loan is denominated in U.S. or Canadian dollars, plus a specified number of basis points, ranging from 0 to 75, (based upon our leverage ratio) or at LIBOR, plus a specified number of basis points, ranging from 75 to 200, (based upon our leverage ratio), at our election.

   At December 31, 1999, we had outstanding $41,000,000 in revolving credit borrowings and outstanding letters of credit totaling approximately $816,000 (to meet certain Department of Education financial responsibility requirements) under the Credit Agreement. At December 31, 1999, all borrowings were at the bank's prime rate which was 8.5% at December 31, 1999.

   Under our previous bank credit agreement, which we entered into in 1995, (the "Agreement") we were permitted to borrow, on a consolidated basis, $8,000,000 under a revolving credit note and $12,000,000 through a term loan. On May 30, 1997, in connection with entering into the Credit Agreement and prepaying all amounts outstanding under the previous agreement, we expensed prepayment penalty fees and unamortized deferred financing costs and recorded an extraordinary loss on the early extinguishment of debt of $651,000, net of related tax benefit of $233,000.

                          CAREER EDUCATION CORPORATION

                        December 31, 1999, 1998 and 1997

   CEC and our subsidiaries have collectively guaranteed repayment of amounts outstanding under the Credit Agreement. In addition, we have pledged the stock of our subsidiaries as collateral for repayment of the debt. We may voluntarily make principal prepayments but are required if we generate excess cash flows, as defined, sell certain assets, or upon the occurrence of certain other events. Under the Credit Agreement we are limited in our ability to take certain actions, including paying dividends, as defined, selling or disposing of certain assets or subsidiaries, making annual rental payments in excess of 15% of consolidated revenues in any given year, and issuing subordinated debt in excess of $5,000,000, among other things. We are required to maintain certain financial ratios, including a quarterly interest coverage ratio of at least 1.75:1, certain levels of consolidated net worth, and funded debt to consolidated earnings before interest, taxes, depreciation, and amortization of 3.50:1, among others. At December 31, 1999, we were in compliance with the covenants of the Credit Agreement, as amended.

   We intend to refinance amounts owed to former owners of acquired businesses noted above through availability under our Credit Agreement and, therefore, such amounts have been classified as long-term.

   At December 31, 1999, future annual principal payments of debt are as follows (in thousands):

      2000.............................................................. $ 2,324
      2001..............................................................   2,912
      2002..............................................................   1,575
      2003..............................................................  42,616
      2004 and thereafter...............................................     512
                                                                         -------
      Total............................................................. $49,939
                                                                         =======

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

   Prior to the IPO we had Class A, B, C, D and E common stock. Class A and Class B common stock had voting rights while Class C, D and E common stock was nonvoting. Class B common stock was convertible into shares of Class A common stock at any time at the discretion of the holder at a ratio of 1:1. Class C common stock was convertible into shares of either Class A common stock or Class B common stock at any time at the discretion of the holder at a ratio of 1:1. Class D common stock was convertible into shares of Class A common stock, subject to certain restrictions. Class E common stock could only be converted into shares of Class A common stock upon the occurrence of certain events.

   On October 29, 1998, we entered into an agreement with Le Cordon Bleu Limited granting us exclusive rights to use the "Le Cordon Bleu" name in the United States and Canada in connection with our culinary education programs. We have developed a curriculum with Le Cordon Bleu for use at our culinary schools and have issued Le Cordon Bleu 50,601 shares of Common Stock. Subsequent to December 31, 1999 we will issue an additional 50,601 shares of Common Stock as final payment for the exclusive rights to the developed curriculum and license rights. Under this agreement we also pay Le Cordon Bleu royalties based on tuition collected from students enrolled in Le Cordon Bleu programs at our schools. The agreement expires on December 31, 2008, but can be renewed for two five-year successive terms.

                          CAREER EDUCATION CORPORATION

                        December 31, 1999, 1998 and 1997

8. REDEEMABLE PREFERRED STOCK

   In connection with the IPO consummated on February 4, 1998, all classes of redeemable preferred stock described below were converted into 2,423,233 shares of Common Stock by dividing the liquidation value of preferred stock on that date (including all accrued paid-in-kind dividends) by $16.00, the initial public offering price of the common stock.

Series A and D

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

   On February 28, 1997, we entered into a securities purchase agreement with existing common and preferred stockholders to raise funds for acquisitions. The securities purchase agreement gave the stockholders the right to purchase up to 7,500 shares of Series D preferred stock for $1,000 per share and receive warrants to purchase 83,671 shares of Class E common stock at an exercise price of $.01 per share. Under this securities purchase agreement, we issued 7,500 shares of Series D preferred stock and warrants to purchase 83,671 shares of Class E common stock to existing stockholders in connection with the acquisitions of SCT and Gibbs. The proceeds were allocated to preferred stock and warrants based upon their relative market values after considering issuance costs.

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

Series C

   Series C preferred stock had a stated value of $1,000 per share, and its holders were entitled to receive cash dividends at an annual rate of 10% of the liquidation value per share ($1,000 per share plus undeclared dividends as defined). Dividends were payable in equal quarterly installments on each March 31, June 30, September 30 and December 31. To the extent dividends were declared and not paid, they were added to the liquidation value. We paid all dividends through December 31, 1997 on Series C preferred stock.

                          CAREER EDUCATION CORPORATION

                        December 31, 1999, 1998 and 1997

9. REDEEMABLE WARRANTS

   In connection with the issuance of Series C preferred stock, we issued warrants exercisable into 237,072 shares of Class D common stock. These warrants were subject to adjustment, exercisable at any time, and had an exercise price of $.01 per share. These warrants were adjusted to be 202,297 based upon the results of our operations through December 31, 1997 and were exercised in connection with the IPO (Note 2) during 1998. We accreted the difference between the value of the warrants at the date of issuance and the IPO date using the effective interest method.

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

10. STOCK OPTIONS AND WARRANTS

Stock Options

   During 1994, certain stockholders were granted options to purchase up to a total of approximately 13.5% of the outstanding shares of our common stock. These options, which have an exercise price of $0.01 per share, were to be earned and become exercisable based upon certain financial returns earned and realized in a cash payment by certain stockholders and are subject to other conditions. In July 1995, the option agreements were amended to reduce the total number of shares of common stock for which the options could be exercised to 11.5% of the outstanding shares, and a supplemental option agreement was entered into entitling one of these stockholders to purchase 20,618 shares of common stock at $0.01 per share. The supplemental option vests over a five year period. Under the supplemental option agreement, additional options to purchase a total of 8,579 shares of common stock at an exercise price of $0.01 per share were issued in 1997. These options vest over the same period as the initial supplemental option.

   On October 20, 1997, the original option agreements were further amended to fix the number of shares that the stockholders may exercise only upon completion of the IPO. Under these amended agreements, in addition to the options issued under the supplemental option agreement, the stockholders may purchase an aggregate of 122,615 shares of our common stock at any time after the IPO closing, but prior to January 31, 2004. These options fully vested upon the IPO closing. We recorded compensation expense of approximately $2.0 million related to these agreements in 1998.

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

                         CAREER EDUCATION CORPORATION

                       December 31, 1999, 1998 and 1997

   During 1998, we approved the 1998 Employee Incentive Compensation Plan. The plan provides for us to grant stock options, stock appreciation rights, restricted stock, deferred stock and other awards which are exercisable into shares of common stock to our directors, officers, employees and consultants. Stock options may be either incentive stock options or nonqualified stock options. No stock option or appreciation right shall be exercisable more than ten years after the date of grant. During 1999 we amended the plan to reserve
1.35 million shares of common stock for distribution pursuant to awards issued under the plan.

   During 1998, we approved the 1998 Non-Employee Directors' Stock Option Plan. The plan provides for us to grant options to purchase shares of common stock to directors. Each person who is a non-employee director shall be granted an option to purchase 8,000 shares of common stock upon becoming a director and on an annual basis, as long as such director continues to serve as a director, shall receive an option to purchase 6,000 shares of common stock. Each option becomes exercisable over a three year period and expires ten years from the date of grant. We have reserved 200,000 shares of common stock for issuance under the plan.

Stock option activity under all of our stock option plans is as follows:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                 Shares    Price Range   Price
                                                ---------  ------------ --------
   Outstanding as of December 31, 1996.........   105,874  $ 0.01- 3.88  $ 3.13
     Granted...................................    77,361    0.01-14.71   12.97
     Cancelled.................................    (2,672)         3.88    3.88
                                                ---------  ------------  ------
   Outstanding as of December 31, 1997.........   180,563    0.01-14.71    7.33
                                                ---------  ------------  ------
     Granted...................................   760,665    0.01-26.25   18.37
     Exercised.................................   (15,313)   0.01-16.00    8.18
     Cancelled.................................   (16,531)  14.71-26.25   16.95
                                                ---------  ------------  ------
   Outstanding as of December 31, 1998.........   909,384    0.01-26.25   16.38
                                                ---------  ------------  ------
     Granted...................................   619,550   23.63-37.25   29.99
     Exercised.................................  (116,956)   0.01-26.25    5.32
     Cancelled.................................  (180,681)  14.71-37.25   26.89
                                                ---------  ------------  ------
   Outstanding as of December 31, 1999......... 1,231,297  $ 0.01-37.25  $22.73
                                                =========  ============  ======
   Stock options exercisable at
     December 31, 1997.........................    44,367  $ 0.01- 3.88  $ 2.35
                                                =========  ============  ======
     December 31, 1998.........................   260,422  $ 0.01-26.25  $ 3.93
                                                =========  ============  ======
     December 31, 1999.........................   302,118  $ 0.01-37.25  $12.23
                                                =========  ============  ======

   The following table summarizes information about all stock options outstanding as of December 31, 1999:

                                        Options Outstanding                      Options Exercisable
                         ------------------------------------------------- --------------------------------
                              Number                          Weighted          Number
                            Outstanding       Weighted        Average         Exercisable       Weighted
                               as of          Average        Remaining            at            Average
 Exercise Price Ranges   December 31, 1999 Exercise Price Contractual Life December 31, 1999 Exercise Price
 ---------------------   ----------------- -------------- ---------------- ----------------- --------------
$ 0.01-$ 3.88...........       136,810         $ 1.31           5.72            136,810          $ 1.31
$13.85-$16.00...........       257,987          15.73           7.96             83,918           15.50
$19.75-$26.875..........       592,250          25.28           9.06             71,390           25.79
$28.00-$37.25...........       244,250          35.96           9.36             10,000           37.25
                             ---------         ------           ----            -------          ------
$ 0.01-$37.25...........     1,231,297         $22.73           8.52            302,118          $12.23
                             =========         ======           ====            =======          ======

                          CAREER EDUCATION CORPORATION

                        December 31, 1999, 1998 and 1997
   The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model and assumptions used to value the options. The weighted average fair value of the options granted during the years ended December 31, 1999, 1998 and 1997 and assumptions used to value the options are as follows:

                                                          For the Year Ended
                                                          ---------------------
                                                           1999    1998   1997
                                                          ------  ------  -----
      Dividend yield.....................................    --      --     --
      Risk-free interest rate............................    6.0%    8.0%   6.8%
      Volatility.........................................     60%     60%   --
      Expected life......................................      7      10     10
      Weighted average fair value of options granted..... $17.02  $14.48  $2.58

Warrants

   During 1997, in connection with the issuance of Class D preferred stock through the various securities purchase agreements, we issued warrants exercisable into a total of 422,951 shares of Class E common stock. These warrants were exercisable at any time, had an exercise price of $.01 per share and all warrants were exercised in connection with the consummation of the IPO.

   A summary of warrant activity, including redeemable warrants, is as follows:

                                                    Shares Under Warrant
                                                -------------------------------
                                                   Class D         Class E
                                                 Common Stock    Common Stock
                                                --------------- ---------------
                                                 Shares   Price  Shares   Price
                                                --------  ----- --------  -----
   Outstanding as of December 31, 1996.........  257,690   0.01      --     --
     Issued....................................      --     --   435,281   0.01
     Cancelled.................................  (34,776)  0.01      --     --
     Exercised.................................      --     --      (928)  0.01
     Exchanged.................................  (20,618)  0.01   20,618   0.01
                                                --------  ----- --------  -----
   Outstanding as of December 31, 1997.........  202,296   0.01  454,971   0.01
     Exercised................................. (202,296)  0.01 (454,971)  0.01
                                                --------  ----- --------  -----
   Outstanding as of December 31, 1998.........      --   $ --       --   $ --
                                                ========  ===== ========  =====

   The fair value of each warrant is estimated on the date of grant based on the Black-Scholes option pricing model assuming among other things, no dividend yield, a risk-free interest rate of 6.59%, an expected volatility of 0.70 and expected life of 8-10 years.

Pro Forma Results

   Had we accounted for our stock options in accordance with SFAS No. 123, pro forma income (loss) before extraordinary item and cumulative effect of change in accounting principle and net income (loss), and

                          CAREER EDUCATION CORPORATION

                        December 31, 1999, 1998 and 1997
pro forma income (loss) before extraordinary item and cumulative effect of change in accounting principle and net income (loss) attributable to common stockholders would have been as follows (in thousands, except per share data):

                                                              December 31,
                                                         ----------------------
                                                          1999    1998   1997
                                                         ------- ------ -------
   Pro forma income (loss) before extraordinary item
    and cumulative effect of change in accounting
    principle..........................................  $10,156 $3,754 $  (505)
   Pro forma net income (loss).........................   10,156  3,549    (923)
   Pro forma income (loss) before extraordinary item
    and cumulative effect of change in accounting
    principle attributable to common stockholders......   10,156  1,327  (8,932)
   Pro forma net income (loss) attributable to common
    stockholders.......................................   10,156  1,122  (9,350)
                                                         ======= ====== =======
   Pro forma diluted income (loss) before extraordinary
    item and cumulative effect of change in accounting
    principle per share attributable to common
    stockholders.......................................  $  1.28 $ 0.20 $(11.63)
                                                         ======= ====== =======
   Pro forma diluted net income (loss) per share
    attributable to common stockholders................  $  1.28 $ 0.17 $(12.17)
                                                         ======= ====== =======

   The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

11. INCOME TAXES

   The provision (benefit) for income taxes consists of the following (in thousands):

                                                         For the Year Ended
                                                            December 31,
                                                       -----------------------
                                                        1999   1998     1997
                                                       ------ -------  -------
      Current--
        Federal....................................... $5,026 $ 3,688  $   685
        State and local...............................  1,430     973       (3)
        Foreign.......................................  1,049     --       --
                                                       ------ -------  -------
          Total current...............................  7,505   4,661      682
                                                       ------ -------  -------
      Deferred--
        Federal.......................................    576    (923)    (578)
        State and local...............................    139    (182)     (76)
        Foreign.......................................     35    (206)    (359)
                                                       ------ -------  -------
          Total deferred..............................    750  (1,311)  (1,013)
                                                       ------ -------  -------
      Total provision (benefit) for income taxes...... $8,255 $ 3,350  $  (331)
                                                       ====== =======  =======

                         CAREER EDUCATION CORPORATION

                       December 31, 1999, 1998 and 1997

   A reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate is as follows:

                                                    Year Ended December 31,
                                                    -----------------------
                                                     1999     1998      1997
                                                    -------  -------  --------
      Statutory U.S. Federal income tax rate......     34.0%    34.0%    (34.0)%
      Foreign taxes...............................      1.8     (0.3)     (8.7)
      State and local income taxes, net of Federal
       benefit....................................      5.4      6.7      (6.6)
      Permanent differences and other.............      1.8      2.3       7.6
                                                    -------  -------  --------
      Effective income tax rate...................     43.0%    42.7%    (41.7)%
                                                    =======  =======  ========

   Components of deferred income tax assets and liabilities consist of the following (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 1999     1998
                                                                -------  ------
      Deferred income tax assets:
        Tax net operating loss carryforwards................... $   623  $1,788
        Stock options..........................................     541     872
        State tax credit.......................................     441     --
        Allowance for doubtful accounts........................     796     320
        Covenants not-to-compete...............................   3,462   2,086
        Deferred rent obligation...............................     549     245
        Other..................................................     215     243
                                                                -------  ------
          Total deferred income tax assets.....................   6,627   5,554
                                                                -------  ------
      Deferred income tax liabilities:
        Depreciation and amortization..........................   9,744   4,134
        Other..................................................     --       95
                                                                -------  ------
          Total deferred income tax liabilities................   9,744   4,229
                                                                -------  ------
          Net deferred income tax (liability) asset............ $(3,117) $1,325
                                                                =======  ======

   We have purchased certain tax net operating loss carryforwards in connection with our business acquisitions. At December 31, 1999, we have federal and state tax net operating loss carryforwards totaling $1.0 million and $2.7 million, respectively. We have not recorded a valuation allowance because we believe that deferred income tax assets will be realized in the future.

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

Leases

   We rent most of our school facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2009. The facility leases require us to make monthly payments covering rent, taxes, insurance and maintenance costs. Rent expense, exclusive of taxes, insurance and maintenance of the facilities and equipment, for the years ended December 31, 1999, 1998 and 1997 was approximately $19,542,000, $14,304,000, and
$8,049,000, respectively.

                          CAREER EDUCATION CORPORATION

                        December 31, 1999, 1998 and 1997

   Future minimum lease payments under these leases as of December 31, 1999, are as follows (in thousands):

                                                      Capital Operating
                                                      Leases   Leases    Total
                                                      ------- --------- --------
   2000.............................................   2,553    19,213    21,766
   2001.............................................   2,426    18,103    20,529
   2002.............................................   1,477    15,051    16,528
   2003.............................................     129    13,354    13,483
   2004.............................................     125    11,755    11,880
   2005 and thereafter..............................     497    58,522    59,019
                                                      ------  --------  --------
                                                       7,207  $135,998  $143,205
                                                              ========  ========
   Less--Portion representing interest at a weighted
    average rate of 5.13%...........................     686
                                                      ------
   Principal payments...............................   6,521
   Less--Current portion............................   2,269
                                                      ------
                                                      $4,252
                                                      ======

13. REGULATORY

   Our U.S. schools are subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act ("HEA"), and the regulations promulgated thereunder by the U.S. Department of Education ("DOE"), subject our U.S. schools to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the HEA ("Title IV Programs").

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

   Political and budgetary concerns significantly affect the Title IV Programs. Congress must reauthorize the HEA approximately every six years. The most recent reauthorization in October 1998 reauthorized the HEA for an additional five years (the "1998 HEA Reauthorization"). Congress reauthorized all of the Title IV Programs in which our schools participate, generally in the same form and at funding levels no less than for the prior year. Changes made by the 1998 HEA Reauthorization include (i) expanding the adverse effects on schools of high student loan default rates, (ii) increasing from 85% to 90% the portion of a proprietary school's revenue that may be derived each year from the Title IV Programs, (iii) revising the refund standards that require an institution to return a portion of the Title IV Program funds for students who withdraw from school, and (iv) giving the DOE flexibility to continue an institution's Title IV participation without interruption in some circumstances following a change of ownership or control.

   A significant component of Congress' initiative to reduce abuse in the Title IV Programs has been the imposition of limitations on institutions whose former students default on the repayment of their federally guaranteed or funded student loans above specific rates (cohort default rate). An institution whose cohort

                          CAREER EDUCATION CORPORATION

                        December 31, 1999, 1998 and 1997
default rates equal or exceed 25% for three consecutive years will no longer be eligible to participate in the FFEL, FDL or Pell programs. An institution whose cohort default rate under the FFEL or FDL programs for any federal fiscal year exceeds 40% may have its eligibility to participate in all of the Title IV Programs limited, suspended or terminated by the DOE.

   All institutions participating in the Title IV Programs must satisfy specific standards of financial responsibility. Based on the institution's annual audited financial statements, the DOE evaluates institutions for compliance with these standards each year and following a change of ownership of the institution. In reviewing our financial statements, it has been the DOE's practice to measure financial responsibility on the basis of the financial statements of both our institutions and CEC on a consolidated basis.

   Under new regulations which took effect July 1, 1998, the DOE calculates the institution's composite score based on its (i) equity ratio, which measures the institution's capital resources, ability to borrow and financial viability;
(ii) primary reserve ratio, which measures the institution's ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution's ability to operate at a profit. An institution that does not meet the DOE's minimum composite score may demonstrate its financial responsibility by posting a letter of credit in favor of the DOE in an amount equal to at least 50% of the Title IV Program funds received by the institution during its prior fiscal year or posting such letter of credit in an amount equal to at least 10% of the Title IV Program funds received by the institution during its prior fiscal year and accepting other conditions on its participation in the Title IV Programs.

   We filed our audited 1998 financial statements with the DOE early in 1999 to ask it to release most, if not all, of our outstanding letters of credit and to increase or eliminate the Title IV Program funding limitation for SCSCA. At December 31, 1998, we believed, based on our audited 1998 financial statements, that we satisfied each of the DOE's standards of financial responsibility and may participate in Title IV Programs without additional monitoring. The DOE responded by eliminating $17.6 million in letters of credit, reducing the remaining letters of credit to $144,700, and eliminating the Title IV Program funding limitation for SCSCA.

   The DOE also assesses the administrative capability of each institution that participates in the Title IV Programs. In addition, each institution is required to apply to the DOE for continued certification to participate in the Title IV Programs at least every six years, or when it undergoes a change of control.

   When we acquire an institution that is eligible to participate in the Title IV Programs, that institution undergoes a change of ownership resulting in a change of control ("change of control") as defined by the DOE. Upon a change of control, an institution's eligibility to participate in the Title IV Programs may be suspended until it has applied for and been recertified by the DOE as an eligible institution under our ownership, which requires that the institution also reestablish its state authorization and accreditation. If an institution is recertified following a change of control, it will be on a provisional basis. The 1998 HEA Reauthorization provides that the DOE may provisionally and temporarily certify an institution undergoing a change of control under certain circumstances while the DOE reviews the institution's application. The DOE has been implementing this amendment to the 1998 HEA and has issued the applicable regulations to take effect on July 1, 2000. The DOE has provided such temporary certification to each institution we have acquired since January 1999 in periods of time ranging from 10 to 40 days after closing. Each of the U.S. institutions we have acquired has undergone a certification review under our ownership and has been certified to participate in the Title IV Programs, with the exception of Washington Business School, which we acquired on December 3, 1999 and is currently operating on a temporary provisional basis.

                          CAREER EDUCATION CORPORATION

                        December 31, 1999, 1998 and 1997

   In Canada, there are several government programs which provide students attending eligible institutions with government funding. The provisions governing an eligible institution vary by province and generally require an institution's programs qualifying for funding to meet certain rules and regulations and also to have the administration of the program independently audited.

14. EMPLOYEE BENEFIT PLANS

   We maintain a contributory profit sharing plan established pursuant to the provisions of Section 401(k) of the Internal Revenue Code that provides retirement benefits for our eligible employees. This plan requires matching contributions to eligible employees. Our matching contributions were $1,033,000, $699,000 and $400,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

   We maintain an employee stock purchase plan which provides for the issuance of up to 500,000 shares of common stock to be purchased by our eligible employees through periodic offerings. Our employees may purchase common stock through payroll deductions (not to exceed $20,000 per person within any calendar year) at 85% of the fair market value. As of December 31, 1999, employees have cumulatively purchased 37,093 shares under the Employee Stock Purchase Plan.

15. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

                1999 Quarters                   First   Second   Third  Fourth
                -------------                  -------  ------- ------- -------
                                               (in thousands, except per share
                                                            data)
Net revenue................................... $45,435  $48,780 $55,605 $66,984
Income from operations........................   2,912    1,638   3,279  12,522
Income before extraordinary item and
 cumulative effect of change in accounting
 principle....................................   1,539      744   1,661   6,999
Net income....................................   1,539      744   1,661   6,999
Net income per share:
 Basic........................................ $  0.21  $  0.10 $  0.21 $  0.89
 Diluted......................................    0.20     0.09    0.21    0.86
                1998 Quarters                   First   Second   Third  Fourth
                -------------                  -------  ------- ------- -------
                                               (in thousands, except per share
                                                            data)
Net revenue................................... $32,597  $32,325 $34,994 $44,316
Income (loss) from operations.................    (656)     588   1,210   7,959
Income (loss) before extraordinary item and
 cumulative effect of change in accounting
 principle....................................    (696)     227     559   4,411
Net income (loss).............................    (901)     227     559   4,411
Net income (loss) per share:
 Basic........................................ $ (0.72) $  0.03 $  0.08 $  0.62
 Diluted......................................   (0.72)    0.03    0.08    0.59

16. VALUATION AND QUALIFYING ACCOUNTS

                         Balance at Charges to   Increase                Balance
                         Beginning  Operating     Due to      Amounts    at End
                         of Period   Expenses  Acquisitions Written-off of Period
                         ---------- ---------- ------------ ----------- ---------
                                              (in thousands)
Student receivable
 allowance activity for
 the year ended
 December 31, 1999.....    $2,127     $6,697      $  361      $(6,462)   $2,723
Student receivable
 allowance activity for
 the year ended
 December 31, 1998.....     1,516      4,983          71       (4,443)    2,127
Student receivable
 allowance activity for
 the year ended
 December 31, 1997.....       455      1,400       1,040       (1,379)    1,516