Form 10-Q
period 2000-03-31
CAREER EDUCATION CORP
filed 2000-05-04
CIK 1046568

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the Quarterly Period Ended: March 31, 2000

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the Transition Period From        to       .

                        Commission File Number: 0-23245

                         Career Education Corporation
            (Exact name of registrant as specified in its charter)

              Delaware                                 36-3932190
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

        2895 Greenspoint Parkway, Suite 600, Hoffman Estates, IL 60195
         (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code: (847) 781-3600

         2800 West Higgins Road, Suite 790, Hoffman Estates, IL 60195
                (Former address, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  As of May 2, 2000, 7,958,909 shares of the registrant's Common Stock, par value $.01, were outstanding.

                          CAREER EDUCATION CORPORATION

                          QUARTER ENDED MARCH 31, 2000

                                     INDEX

                                                                            Page
                                                                            ----
 PART I--FINANCIAL INFORMATION

    Item 1. Financial Statements

            Condensed Unaudited Consolidated Balance Sheets as of March
             31, 2000 and December 31, 1999...............................    3

            Condensed Unaudited Consolidated Statements of Operations for
             the three months ended March 31, 2000 and 1999...............    4

            Condensed Unaudited Consolidated Statements of Cash Flows for
             the three months ended March 31, 2000 and 1999...............    5

            Notes to Condensed Consolidated Financial Statements..........    6

    Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................    8

    Item 3. Quantitative and Qualitative Disclosure About Market Risk.....   13

 PART II--OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K..............................   14

 SIGNATURES................................................................  15

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (unaudited)

                                                         March 31,  December 31,
                                                           2000         1999
                                                         ---------  ------------
                         ASSETS
CURRENT ASSETS:
  Cash.................................................. $ 42,343     $ 44,745
  Receivables, net......................................   15,645       15,941
  Inventories, prepaid expenses and other current
   assets...............................................   10,889        7,825
  Deferred income tax assets............................    1,251        1,011
                                                         --------     --------
    Total current assets................................   70,128       69,522
                                                         --------     --------
PROPERTY AND EQUIPMENT, net.............................   71,282       69,296
INTANGIBLE ASSETS, net..................................   74,846       70,484
OTHER ASSETS............................................    1,257        1,222
                                                         --------     --------
TOTAL ASSETS............................................ $217,513     $210,524
                                                         ========     ========

        LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Current maturities of long-term debt.................. $  2,760     $  2,324
  Accounts payable......................................    9,420        7,629
  Accrued expenses and other current liabilities........   13,704       16,679
  Deferred tuition revenue..............................   20,181       17,103
                                                         --------     --------
    Total current liabilities...........................   46,065       43,735
                                                         --------     --------
LONG-TERM DEBT, net of current maturities...............   47,916       47,615
DEFERRED INCOME TAX LIABILITIES.........................    4,994        4,128
OTHER LONG-TERM LIABILITIES.............................    1,613        1,365
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' INVESTMENT:
  Preferred stock, $0.01 par value; 1,000,000 shares
   authorized; no shares issued and outstanding at March
   31, 2000 and December 31, 1999.......................
  Common stock, $.01 par value; 50,000,000 shares
   authorized; 7,951,182 and 7,876,767 shares issued and
   outstanding at March 31, 2000 and December 31, 1999,
   respectively.........................................       79           79
  Additional paid-in capital............................  113,704      113,125
  Accumulated other comprehensive loss..................     (401)        (372)
  Retained earnings.....................................    3,543          849
                                                         --------     --------
    Total stockholders' investment......................  116,925      113,681
                                                         --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT.......... $217,513     $210,524
                                                         ========     ========

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (unaudited)

                                                                Three Months
                                                                    Ended
                                                                  March 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
REVENUE:
  Tuition and registration fees, net.......................... $64,680  $42,121
  Other, net..................................................   5,635    3,314
                                                               -------  -------
    Total net revenue.........................................  70,315   45,435
                                                               -------  -------
OPERATING EXPENSES:
  Educational services and facilities.........................  27,739   18,521
  General and administrative..................................  31,798   20,928
  Depreciation and amortization...............................   4,562    3,074
                                                               -------  -------
    Total operating expenses..................................  64,099   42,523
                                                               -------  -------
    Income from operations....................................   6,216    2,912

INTEREST EXPENSE, net.........................................     125      212
                                                               -------  -------
  Income before provision for income taxes and cumulative
   effect of change in accounting principle...................   6,091    2,700

PROVISION FOR INCOME TAXES....................................   2,619    1,161
                                                               -------  -------
    Net income before cumulative effect of change in
     accounting principle.....................................   3,472    1,539

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, net of
 taxes of $587................................................    (778)     --
                                                               -------  -------
NET INCOME.................................................... $ 2,694  $ 1,539
                                                               =======  =======

NET INCOME PER SHARE:
  Basic--
    Income before cumulative effect of change in accounting
     principle................................................ $  0.44  $  0.21
    Cumulative effect of change in accounting principle, net
     of taxes.................................................   (0.10)     --
                                                               -------  -------
      Net income.............................................. $  0.34  $  0.21
                                                               =======  =======
  Diluted--
    Income before cumulative effect of change in accounting
     principle................................................ $  0.42  $  0.20
    Cumulative effect of change in accounting principle, net
     of taxes.................................................   (0.09)     --
                                                               -------  -------
      Net income.............................................. $  0.33  $  0.20
                                                               =======  =======
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic.......................................................   7,910    7,235
                                                               =======  =======
  Diluted.....................................................   8,197    7,552
                                                               =======  =======

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                               Three Months
                                                                  Ended
                                                                March 31,
                                                             -----------------
                                                              2000      1999
                                                             -------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................ $ 2,694  $  1,539
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization...........................   4,562     3,074
    Compensation expense related to the stock option
     issuances..............................................      13       --
    Deferred income taxes...................................     740       958
    Changes in operating assets and liabilities, net of
     acquisitions...........................................  (1,847)    2,039
                                                             -------  --------
      Net cash provided by operating activities.............   6,162     7,610
                                                             -------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisitions, net of cash........................  (3,047)  (13,469)
  Acquisition and financing transaction costs...............    (369)     (286)
  Purchase of property and equipment, net...................  (2,979)   (4,413)
  Other assets..............................................     --        375
                                                             -------  --------
      Net cash used in investing activities.................  (6,395)  (17,793)
                                                             -------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock..................................     441    15,548
  Equity issuance costs.....................................     --     (1,595)
  Payments of amounts due and notes payable to former owners of acquired businesses, capital lease obligations and
   other long-term debt.....................................    (599)      (66)
  Net borrowings (payments) on revolving loans under Credit
   Agreement................................................  (2,000)    4,000
                                                             -------  --------
      Net cash provided by (used in) financing activities...  (2,158)   17,887
                                                             -------  --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................     (11)       20
                                                             -------  --------
NET INCREASE (DECREASE) IN CASH.............................  (2,402)    7,724
CASH, beginning of period...................................  44,745    23,548
                                                             -------  --------
CASH, end of period......................................... $42,343  $ 31,272
                                                             =======  ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Capital lease obligations for purchase of equipment....... $   996  $    --
  Shares of common stock for license fee.................... $   --   $  2,000
                                                             =======  ========

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1--Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to the consolidated financial statements and footnotes for the year ended December 31, 1999 that are included in our annual report on Form 10-K.

Note 2--Public Offering of Common Stock

  On March 29, 2000, we filed a registration statement with the Securities and Exchange Commission regarding a proposed public offering of 2,150,000 shares of Common Stock. We expect to be issuing and selling 1,500,000 of such shares of common stock and the remaining 650,000 will be offered by selling stockholders. If the offering is completed, the net proceeds to us from the sale of the shares of common stock, after deducting the discounts, commissions and estimated offering expenses payable by us will be used to repay indebtedness under our credit facility and for general corporate purposes. We will not receive any of the proceeds from the shares of Common Stock sold by the selling stockholders.

Note 3--Business Acquisitions

 The Cooking and Hospitality Institute of Chicago, Inc.

  On February 1, 2000, we acquired all of the outstanding capital stock of The Cooking and Hospitality Institute of Chicago, Inc. The purchase price was approximately $5.5 million, subject to adjustment. The acquisition was accounted for as a purchase and the purchase price exceeded the fair market value of net assets acquired and liabilities assumed, resulting in goodwill of approximately $5.1 million.

 California Culinary Academy, Inc.

  On April 3, 2000, we closed the acquisition of California Culinary Academy, Inc. The purchase price was approximately $20.0 million, subject to adjustment. We also assumed approximately $3.0 million of the debt of California Culinary Academy, Inc. The acquisition will be accounted for as a purchase.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

Note 4--Comprehensive Income

  The disclosure of comprehensive income and accumulated other comprehensive income, which encompasses net income and foreign currency translation adjustments, is as follows:

                                                                  Three Months
                                                                   Ended March
                                                                       31,
                                                                  --------------
                                                                   2000    1999
                                                                  ------  ------
Net Income....................................................... $2,694  $1,539
Other Comprehensive (Loss) Income
  Foreign currency translation adjustment........................    (29)    105
                                                                  ------  ------
Comprehensive Income............................................. $2,665  $1,644
                                                                  ======  ======

Note 5--Recent Accounting Pronouncement

  On December 3, 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. The SAB outlines basic criteria that must be met before registrants may recognize revenue, including persuasive evidence of the existence of an arrangement, the delivery of products or services, a fixed and determinable sales price, and reasonable assurance of collection. SAB 101 is required to be adopted in the second fiscal quarter of the first fiscal year beginning after December 15, 1999.

  Prior to the release of SAB 101, our revenue recognition policy was in compliance with generally accepted accounting principles. Effective January 1, 2000, we adopted this change in accounting principle to comply with the specific provisions and guidance of SAB 101. SAB 101 requires us to recognize revenue related to application and registration fees over the student benefit period. Through December 31, 1999, we recognized application and registration fees as revenue upon receipt. As a result, we recognized a cumulative net of tax charge of $0.8 million, in the first quarter of 2000.

Note 6--Debt

  As of March 31, 2000, we had approximately $39.0 million of borrowings outstanding under our Credit Facility. Additionally, we had approximately $0.8 million of outstanding letters of credit as of such date.

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

Background and Overview

  We are a provider of private, for-profit postsecondary education in North America, with approximately 22,900 students enrolled as of April 24, 2000. We have 28 campuses located in 15 states and two Canadian provinces. Our schools enjoy long operating histories and offer a variety of bachelor's degree, associate degree and non-degree programs in career-oriented disciplines within our core curricula of:

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

  We believe that EBITDA, while not a substitute for generally accepted accounting principles' measures of operating results, is an important measure of our financial performance and that of our schools. Our EBITDA increased 80 percent, from $6.0 million in the first quarter of 1999 to $10.8 million in the first quarter of 2000. We believe that EBITDA is particularly meaningful due principally to the role acquisitions have played in our development. Our rapid growth through acquisitions has resulted in significant non-cash depreciation and amortization expense, because a significant portion of the purchase price of a school acquired by us is generally allocated to fixed assets, goodwill and other intangible assets. As a result of our ongoing acquisition strategy, non-cash amortization expense may continue to be substantial.

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

  Educational services and facilities expense includes costs directly attributable to the educational activity of our schools, including salaries and benefits of faculty, academic administrators and student support personnel. Educational services and facilities expense also includes costs of educational supplies and facilities (including rents on school leases), distance learning costs, contract training costs, certain costs of establishing and maintaining computer laboratories, costs of student housing and owned facility costs.

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

Acquisitions

  On February 1, 2000, we acquired all of the outstanding capital stock of The Cooking and Hospitality Institute of Chicago, Inc. The purchase price was approximately $5.5 million, subject to adjustment. The acquisition was accounted for as a purchase and the purchase price exceeded the fair market value of net assets acquired and liabilities assumed, resulting in goodwill of approximately $5.1 million.

  On April 3, 2000, we closed the acquisition of California Culinary Academy, Inc. The purchase price was approximately $20.0 million, subject to adjustment. We also assumed approximately $3.0 million of debt of California Culinary Academy, Inc. The acquisition will be accounted for as a purchase.

Results of Operations

  The following table summarizes our operating results as a percentage of net revenue for the period indicated.

                                                                Three Months
                                                                    Ended
                                                                  March 31,
                                                                --------------
                                                                 2000    1999
                                                                ------  ------
REVENUE:
  Tuition and registration fees, net...........................   92.0%   92.7%
  Other, net...................................................    8.0     7.3
                                                                ------  ------
    Total net revenue..........................................  100.0   100.0
                                                                ------  ------
OPERATING EXPENSES:
  Educational services and facilities..........................   39.5    40.8
  General and administrative...................................   45.2    46.0
  Depreciation and amortization................................    6.5     6.8
                                                                ------  ------
    Total operating expenses...................................   91.2    93.6
                                                                ------  ------
  Income from operations.......................................    8.8     6.4
INTEREST EXPENSE, net..........................................    0.1     0.5
                                                                ------  ------
  Income before provision for income taxes and cumulative
   effect of change in accounting principle....................    8.7     5.9
PROVISION FOR INCOME TAXES.....................................    3.8     2.5
                                                                ------  ------
  Income before cumulative effect of change in accounting
   principle...................................................    4.9     3.4
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, net.......   (1.1)    --
                                                                ------  ------
NET INCOME.....................................................    3.8%    3.4%
                                                                ======  ======

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31,
1999

  Revenue. Net tuition and registration fee revenue increased 54%, from $42.1 million in the first quarter of 1999 to $64.7 million in the first quarter of 2000. The increase was due to an approximate 19% increase in the average student population at our schools which we owned prior to 1999, tuition increases effective after the first quarter of 1999 and student enrollment mix. The increase was also due to added net tuition and registration fee revenue of $14.0 million from schools acquired during and after 1999. Other net revenue increased 70%, from $3.3 million in the first quarter of 1999 to $5.6 million in the first quarter of 2000, primarily due to the schools acquired during and after 1999.

  Educational Services and Facilities Expense. Educational services and facilities expense increased 50%, from $18.5 million in the first quarter of 1999 to $27.7 million in the first quarter of 2000. Of this increase, $4.5 million was attributable to schools owned prior to 1999 and $4.7 million was attributable to schools acquired during and after 1999. These increases were primarily due to the increase in average student population mentioned above, as well as an increase in curriculum development activities.

  General and Administrative Expense. General and administrative expense increased 52%, from $20.9 million in the first quarter of 1999 to $31.8 million in the first quarter of 2000. The increase was primarily attributable to $4.0 million of expenses for schools acquired during and after 1999, costs totaling $2.5 million related to planned corporate and regional infrastructure enhancements and increased advertising and marketing (including admissions) of $3.3 million for schools owned prior to 1999.

  Depreciation and Amortization Expense. Depreciation and amortization expense increased 48%, from $3.1 million in the first quarter of 1999 to $4.6 million in the first quarter of 2000. The increase was primarily due to capital expenditures for schools acquired during and after 1999 and related increased depreciation expense of $0.4 million in 2000. Additionally, depreciation expense increased $1.1 million due to additional depreciation expense associated with capital expenditures for schools owned prior to 1999. Amortization expense remained constant at $1.1 million, primarily due to the decline of amortization of non-competition agreements and goodwill for the schools acquired prior to 1999, offset by the amortization of goodwill for schools acquired during and after 1999.

  Net Interest Expense. Net interest expense decreased 41%, from $0.2 million in the first quarter of 1999 to $0.1 million in the first quarter of 2000. The decrease was primarily due to the reduction in indebtedness following our March 1999 public offering.

  Provision for Income Taxes. The provision for income taxes increased from $1.2 million in the first quarter of 1999 to $2.6 million in the first quarter of 2000 as a result of increases in pretax income.

  Net Income before Cumulative Effect of Change in Accounting Principle. Net income before cumulative effect of change in accounting principle increased 126%, from $1.5 million in the first quarter of 1999 to $3.5 million in the first quarter of 2000, due to the factors noted above.

  Cumulative Effect of Change in Accounting Principle. We adopted Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, as of January 1, 2000 resulting in a net of tax charge of $0.8 million. SAB 101 requires us to recognize revenue related to application and registration fees over the student benefit period rather than as revenue upon receipt.

  Net Income. Net income increased 75%, from $1.5 million in the first quarter of 1999 to $2.7 million in the first quarter of 2000, due to the factors noted above.

Liquidity and Capital Resources

  We finance our operating activities and our internal growth through cash generated from operations. We finance acquisitions through funding from a combination of additional equity investments, credit facilities and remaining cash generated from operations. Net cash provided by operating activities decreased from $7.6 million in the first quarter of 1999 to $6.2 million in the first quarter of 2000, due primarily to decreases in the operating assets and liabilities offset by increases in net income and depreciation and amortization.

  Capital expenditures decreased from $4.4 million in the first quarter of 1999 to $3.0 million in the first quarter of 2000 due primarily to the first quarter of 1999 being unusually high due to a facility move of the School of Computer Technology/Pittsburgh and its International Culinary Academy. We would normally expect capital expenditures to increase as new schools are acquired or opened, student population increases and current facilities and equipment are upgraded and expanded.

  Our net receivables at March 31 as a percentage of net revenue for the first quarter decreased from 23% in 1999 to 22% in 2000. This change was primarily due to increased revenues at schools acquired prior to 1999 coupled with better asset management. Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to tuition receivables. When a student withdraws, the receivable balance attributable to such student is charged to this allowance for doubtful accounts.

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

Under the credit agreement, we are required, among other things, to maintain
(1) financial ratios with respect to debt to EBITDA and interest coverage and
(2) a specified level of net worth. We are also subject to limitations on, among other things, payment of dividends, disposition of assets and incurrence of additional indebtedness. We are required to pledge the stock of our subsidiaries as collateral for the repayment of our obligations under the credit agreement. As of March 31, 2000, we had approximately $0.8 million of outstanding letters of credit and $39.0 million of outstanding borrowings under our credit facility. As a result, at March 31, 2000, our remaining credit availability under the credit agreement was approximately $50.2 million.

  The DOE requires that we keep unbilled Title IV Program funds that are collected in separate cash accounts until the students are billed for the program portion related to those Title IV Program funds. In addition, all funds transferred to our schools through electronic funds transfer program are held in a separate cash account until certain conditions are satisfied. As of March 31, 2000, we held nominal amounts of such funds in separate accounts. The restrictions on any cash held in these accounts have not significantly affected our ability to fund daily operations.

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

  Our exposure to changes in interest rates is limited to borrowings under revolving credit agreements, which have variable interest rates tied to the prime and LIBOR rates. We estimate that the book value of each of our debt instruments approximated its fair value at March 31, 2000.

  We are subject to fluctuations in the value of the Canadian dollar vis-a-vis the U.S. dollar. Our investment in our Canadian operations is not significant and the book value of the assets and liabilities of these operations at March 31, 2000 approximated their fair value.

                          PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits.

    Exhibit 27--Financial Data Schedule

  (b) Reports on Form 8-K.

    We filed a Current Report on Form 8-K on April 11, 2000 to report the consummation of our acquisition of California Culinary Academy, Inc. (Items 5 and 7 of Form 8-K).

    We filed a Current Report on Form 8-K on April 26, 2000 filing a press release dated April 25, 2000 relating to our first quarter earnings. (Items 5 and 7 of Form 8-K).

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Career Education Corporation

                                                    /s/ John M. Larson
Date: May 3, 2000                         By: _________________________________
                                            John M. Larson
                                            Chairman, President and Chief
                                            Executive Officer (Principal
                                            Executive Officer)

Date: May 3, 2000                                  /s/ Patrick K. Pesch
                                          By: _________________________________
                                            Patrick K. Pesch
                                            Senior Vice President and Chief
                                            Financial Officer (Principal
                                            Financial and Accounting Officer)