Form 10-Q
period 2000-06-30
CAREER EDUCATION CORP
filed 2000-08-15
CIK 1046568

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: June 30, 2000

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   As of August 10, 2000, 10,121,977 shares of the registrant's Common Stock, par value $.01, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CAREER EDUCATION CORPORATION

                          QUARTER ENDED JUNE 30, 2000

                                     INDEX

                                                                           Page
                                                                           ----
 PART I--FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Condensed Unaudited Consolidated Balance Sheets as of June
             30, 2000 and
             December 31, 1999...........................................    3

             Condensed Unaudited Consolidated Statements of Operations
             for the three and six months ended June 30, 2000 and 1999...    4

             Condensed Unaudited Consolidated Statements of Cash Flows
             for the six months ended June 30, 2000 and 1999.............    5

             Notes to Condensed Consolidated Financial Statements........    6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................    8

    Item 3.  Quantitative and Qualitative Disclosure About Market Risk...   13

 PART II--OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders.........   13

    Item 6.  Exhibits and Reports on Form 8-K............................   14

 SIGNATURES...............................................................  15

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                 June 30, 2000 December 31, 1999
                                                 ------------- -----------------
                                                           (unaudited)
                    ASSETS
CURRENT ASSETS:
  Cash.........................................    $ 67,102        $ 44,745
  Receivables, net.............................      20,638          15,941
  Inventories, prepaid expenses and other
   current assets..............................      11,854           7,825
  Deferred income tax assets...................       2,501           1,011
                                                   --------        --------
    Total current assets.......................     102,095          69,522
                                                   --------        --------
PROPERTY AND EQUIPMENT, net....................      78,687          69,296
INTANGIBLE ASSETS, net.........................      91,970          70,484
OTHER ASSETS...................................       3,909           1,222
                                                   --------        --------
TOTAL ASSETS...................................    $276,661        $210,524
                                                   ========        ========
   LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Current maturities of long-term debt.........    $  3,633        $  2,324
  Accounts payable.............................      11,543           7,629
  Accrued expenses and other current
   liabilities.................................       6,978          16,679
  Deferred tuition revenue.....................      17,930          17,103
                                                   --------        --------
    Total current liabilities..................      40,084          43,735
                                                   --------        --------
LONG-TERM DEBT, net of current maturities......      48,389          47,615
DEFERRED INCOME TAX LIABILITIES................       5,750           4,128
OTHER LONG-TERM LIABILITIES....................         179           1,365
                                                   --------        --------
    Total long-term liabilities................      54,318          53,108
                                                   --------        --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' INVESTMENT:
  Preferred stock, $.01 par value; 1,000,000
   shares authorized; no shares issued and
   outstanding at June 30, 2000 and December
   31, 1999....................................         --              --
  Common stock, $.01 par value; 50,000,000
   shares authorized; 20,215,246 and 15,753,534
   shares issued and outstanding at June 30,
   2000 and December 31, 1999, respectively....         202             158
  Additional paid-in capital...................     176,661         113,046
  Accumulated other comprehensive loss.........        (574)           (372)
  Retained earnings............................       5,970             849
                                                   --------        --------
    Total stockholders' investment.............     182,259         113,681
                                                   --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT.    $276,661        $210,524
                                                   ========        ========

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                            Three Months     Six Months Ended
                                           Ended June 30,        June 30,
                                           ----------------  -----------------
                                            2000     1999      2000     1999
                                           -------  -------  --------  -------
                                                     (unaudited)
REVENUE:
  Tuition and registration fees, net...... $66,879  $44,842  $131,559  $86,963
  Other, net..............................   6,702    3,938    12,337    7,252
                                           -------  -------  --------  -------
    Total net revenue.....................  73,581   48,780   143,896   94,215
                                           -------  -------  --------  -------
OPERATING EXPENSES:
  Educational services and facilities.....  31,110   21,160    58,849   39,681
  General and administrative..............  32,842   22,421    64,640   43,349
  Depreciation and amortization...........   5,124    3,561     9,686    6,635
                                           -------  -------  --------  -------
    Total operating expenses..............  69,076   47,142   133,175   89,665
                                           -------  -------  --------  -------
    Income from operations................   4,505    1,638    10,721    4,550
INTEREST EXPENSE, net.....................    (171)    (333)     (296)    (545)
                                           -------  -------  --------  -------
  Income before provision for income taxes
   and cumulative effect of change in
   accounting principle...................   4,334    1,305    10,425    4,005
PROVISION FOR INCOME TAXES................   1,907      561     4,526    1,722
                                           -------  -------  --------  -------
  Income before cumulative effect of
   change in accounting principle.........   2,427      744     5,899    2,283
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE, net of taxes of $587..........     --       --       (778)     --
                                           -------  -------  --------  -------
NET INCOME................................ $ 2,427  $   744  $  5,121  $ 2,283
                                           =======  =======  ========  =======
NET INCOME PER SHARE:
  Basic
    Income before cumulative effect of
     change in accounting principle....... $  0.13  $  0.05  $   0.35  $  0.15
    Cumulative effect of change in
     accounting principle, net of taxes...     --       --      (0.05)     --
                                           -------  -------  --------  -------
      Net Income.......................... $  0.13  $  0.05  $   0.30  $  0.15
                                           =======  =======  ========  =======
  Diluted
    Income before cumulative effect of
     change in accounting principle....... $  0.13  $  0.05  $   0.34  $  0.15
    Cumulative effect of change in
     accounting principle, net of taxes...     --       --      (0.05)     --
                                           -------  -------  --------  -------
      Net Income.......................... $  0.13  $  0.05  $   0.29  $  0.15
                                           =======  =======  ========  =======
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic...................................  18,319   15,630    17,070   15,052
                                           -------  -------  --------  -------
  Diluted.................................  18,825   16,200    17,582   15,640
                                           -------  -------  --------  -------

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                            Six Months Ended
                                                                June 30,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                               (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................... $  5,121  $  2,283
  Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
    Depreciation and amortization..........................    9,686     6,635
    Compensation expense related to stock options..........       26       --
    Deferred income taxes..................................    5,452    (2,721)
    Changes in operating assets and liabilities, net of
     acquisitions..........................................  (20,416)    1,294
                                                            --------  --------
      Net cash (used in) provided by operating activities..     (131)    7,491
                                                            --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisitions, net of cash.......................  (23,468)  (24,751)
  Acquisition costs and financing transaction costs........   (1,396)   (1,195)
  Purchase of property and equipment, net..................   (9,136)   (6,947)
  Other assets.............................................      --        375
                                                            --------  --------
      Net cash used in investing activities................  (34,000)  (32,518)
                                                            --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock.................................   67,007    15,723
  Equity issuance costs....................................   (4,225)   (1,945)
  Payments of amounts due and notes payable to former
   owners of acquired businesses, capital lease obligations
   and other long-term debt................................   (4,197)      (14)
  Net borrowings (payments) on revolving loans under Credit
   Agreement...............................................   (2,000)   21,751
                                                            --------  --------
      Net cash provided by financing activities............   56,585    35,515
                                                            --------  --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH....................      (97)       78
                                                            --------  --------
NET INCREASE IN CASH.......................................   22,357    10,566
CASH, BEGINNING OF PERIOD..................................   44,745    23,548
                                                            --------  --------
CASH, END OF PERIOD........................................ $ 67,102  $ 34,114
                                                            ========  ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Capital lease obligations for purchase of equipment...... $  2,578  $    --
  Shares of common stock for license fee...................      --      2,000
                                                            ========  ========

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1--Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to the consolidated financial statements and footnotes for the year ended December 31, 1999, that are included in our annual report on Form 10-K.

Note 2--Public Offering of Common Stock

   On May 10, 2000, we sold 2,025,000 shares of common stock at $32.50 per share pursuant to a public offering. The net proceeds to us from the sale of the shares of common stock, after deducting underwriting discounts and commissions and estimated offering expenses payable by us, were approximately $61.6 million. We used $28.5 million of the offering net proceeds to repay indebtedness under our credit facility and the remaining $33.1 million is being used for general corporate purposes.

Note 3--Business Acquisitions

 The Cooking and Hospitality Institute of Chicago, Inc.

   On February 1, 2000, we acquired all of the outstanding capital stock of The Cooking and Hospitality Institute of Chicago, Inc. The purchase price was approximately $5.5 million, subject to adjustment. The acquisition was accounted for as a purchase and the purchase price exceeded the fair market value of assets acquired and liabilities assumed, resulting in goodwill of approximately $5.1 million.

 California Culinary Academy, Inc.

   On April 3, 2000, we closed the acquisition of California Culinary Academy, Inc. The purchase price was approximately $20.0 million. We also assumed approximately $3.0 million of the debt of California Culinary Academy, Inc. The acquisition was accounted for as a purchase and the purchase price exceeded the fair market value of assets acquired and liabilities assumed, resulting in goodwill of approximately $18.3 million.

 SoftTrain Institute, Inc.

   On July 28, 2000, we closed the acquisition of SoftTrain Institute, Inc. The purchase price was approximately $0.5 million, subject to adjustment. The acquisition was accounted for as a purchase and the purchase price exceeded the fair market value of assets acquired and liabilities assumed, resulting in goodwill of approximately $0.5 million.

Note 4--Comprehensive Income

   The disclosure of comprehensive income and accumulated other comprehensive income, which encompasses net income and foreign currency translation adjustments, is as follows:

                                                                  Six Months
                                                                  Ended June
                                                                      30,
                                                                 --------------
                                                                  2000    1999
                                                                 ------  ------
     Net Income................................................. $5,121  $2,283
     Other Comprehensive (Loss) Income
       Foreign currency translation adjustment..................   (202)    289
                                                                 ------  ------
     Comprehensive Income....................................... $4,919  $2,572
                                                                 ======  ======

Note 5--Recent Accounting Pronouncement

   On December 3, 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. The SAB outlines basic criteria that must be met before registrants may recognize revenue, including persuasive evidence of the existence of an arrangement, the delivery of products or services, a fixed and determinable sales price, and reasonable assurance of collection. SAB 101 is required to be adopted in the fourth fiscal quarter of the first fiscal year beginning after December 15, 1999.

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

Note 6--Assets Held For Sale

   As of June 30, 2000, we had approximately $2.7 million in real estate property held for sale. This property was acquired as a result of our purchase of California Culinary Academy, Inc. This amount is included in other assets on the accompanying condensed unaudited consolidated balance sheet.

Note 7--Stock Split

   Our Board of Directors announced a 2-for-1 stock split to be effected in the form of a stock dividend. The dividend will be payable on August 25, 2000 to shareholders of record on August 14, 2000. All share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect this stock dividend.

Note 8--Reclassification

   We have reclassified direct contract training expenses in 1999 from general and administrative expenses to educational services and facilities expense to conform to the 2000 presentation.

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

Background and Overview

   We are a provider of private, for-profit postsecondary education in North America, with approximately 21,800 students enrolled as of July 31, 2000. We have 28 campuses located in 15 states and two Canadian provinces. Our schools enjoy long operating histories and offer a variety of bachelor's degree, associate degree and non-degree programs in career-oriented disciplines within our core curricula of:

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

   We believe that EBITDA, while not a substitute for generally accepted accounting principles' measures of operating results, is an important measure of our financial performance and that of our schools. Our EBITDA increased 85%, from $5.2 million for the second quarter of 1999 to $9.6 million in the second quarter of 2000. For the six months ended June 30, 2000, EBITDA increased 82%, from $11.2 million to $20.4 million in the same period in 1999. We believe that EBITDA is particularly meaningful due principally to the role acquisitions have played in our development. Our rapid growth through acquisitions has resulted in significant non-cash depreciation and amortization expense, because a significant portion of the purchase price of a school acquired by us is generally allocated to fixed assets, goodwill and other intangible assets. As a result of our ongoing acquisition strategy, non-cash amortization expense may continue to be substantial.

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

   Other revenue consists of bookstore sales, placement fees, dormitory and cafeteria fees, contract training fees, rental income and restaurant revenue. Other revenue is recognized during the period services are rendered.

   Educational services and facilities expense includes costs directly attributable to the educational activity of our schools, including salaries and benefits of faculty, academic administrators and student support personnel. Educational services and facilities expense also includes costs of educational supplies and facilities (including rents on school leases), distance learning costs, certain costs of establishing and maintaining computer laboratories, costs of student housing, direct contract training costs and owned facility costs.

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

Acquisitions

   On February 1, 2000, we acquired all of the outstanding capital stock of The Cooking and Hospitality Institute of Chicago, Inc. The purchase price was approximately $5.5 million, subject to adjustment. The acquisition was accounted for as a purchase and the purchase price exceeded the fair market value of assets acquired and liabilities assumed, resulting in goodwill of approximately $5.1 million.

   On April 3, 2000, we closed the acquisition of California Culinary Academy, Inc. The purchase price was approximately $20.0 million. We also assumed approximately $3.0 million of debt of California Culinary Academy, Inc. The acquisition was accounted for as a purchase and the purchase price exceeded the fair market value of assets acquired and liabilities assumed, resulting in goodwill of approximately $18.3 million.

   On July 28, 2000, we closed the acquisition of SoftTrain Institute, Inc. The purchase price was approximately $0.5 million, subject to adjustment. The acquisition was accounted for as a purchase and the purchase price exceeded the fair market value of assets acquired and liabilities assumed, resulting in goodwill of approximately $0.5 million.

Results of Operations

   The following table summarizes our operating results as a percentage of net revenue:

                                                                  Six Months
                                            Three Months Ended    Ended June
                                                 June 30,             30,
                                            --------------------  ------------
                                              2000       1999     2000   1999
                                            ---------  ---------  -----  -----
Revenue:
  Tuition and registration fees, net.......      90.9%      91.9%  91.4%  92.3%
  Other, net...............................       9.1        8.1    8.6    7.7
                                            ---------  ---------  -----  -----
    Total net revenue......................     100.0      100.0  100.0  100.0
                                            ---------  ---------  -----  -----
Operating expenses:
  Educational services and facilities......      42.3       43.4   40.9   42.1
  General and administrative...............      44.6       46.0   44.9   46.0
  Depreciation and amortization............       7.0        7.3    6.7    7.1
                                            ---------  ---------  -----  -----
    Total operating expenses...............      93.9       96.7   92.5   95.2
                                            ---------  ---------  -----  -----
    Income from operations.................       6.1        3.3    7.5    4.8
Interest expense, net......................      (0.2)      (0.7)  (0.2)  (0.6)
                                            ---------  ---------  -----  -----
  Income before provision for income taxes
   and cumulative effect of change in
   accounting principle....................       5.9        2.6    7.3    4.2
Provision for income taxes                        2.6        1.2    3.1    1.8
                                            ---------  ---------  -----  -----
  Income before cumulative effect of change
   in accounting principle.................       3.3        1.4    4.2    2.4
Cumulative effect of change in accounting
 principle, net ...........................       --         --    (0.5)   --
                                            ---------  ---------  -----  -----
Net income.................................       3.3        1.4    3.7    2.4
                                            =========  =========  =====  =====

   Revenue. Net tuition and registration fee revenue increased 49%, from $44.8 million in the second quarter of 1999 to $66.9 million in the second quarter of 2000. The increase was due to an approximate 21% increase in the student population for the schools owned prior to the second quarter of 1999, tuition increases effective after the second quarter of 1999 and student enrollment mix. The increase was also due to added net tuition and registration fee revenue of $7.1 million for the schools acquired after the first quarter of 1999. For the six months ended June 30, 2000, net tuition and registration fee increased 51%, from $87.0 million to $131.6 million primarily due to reasons mentioned above and added net tuition and registration fee revenue of $16.6 million for schools acquired after January 1999.

   Other net revenue increased 70%, from $3.9 million in the second quarter of 1999 to $6.7 million in the second quarter of 2000, primarily due to the increase in student population mentioned above and added other revenue of $1.6 million for the schools acquired after the first quarter of 1999. For the six months ended June 30, 2000, other net revenue increased 70%, from $7.3 million to $12.3 million primarily due to reasons mentioned above and added other revenue of $3.4 million for the schools acquired after January 1999.

   Educational Services and Facilities Expense. Educational services and facilities expense increased 47%, from $21.1 million in the second quarter of 1999 to $31.1 million in the second quarter of 2000. The increase was primarily due to the costs associated with the increase in student population mentioned above, an increase in contract training costs, as well as an increase in curriculum development activities. The increase was also due to added educational services and facilities expense of $4.7 million for the schools acquired after the first quarter of 1999. For the six months ended June 30, 2000 educational services and facilities expense increased 48%, from $39.7 million to $58.8 million primarily due to the reasons mentioned above and added educational services and facilities expense of $9.9 million for the schools acquired after January 1999.

   General and Administrative Expense. General and administrative expense increased 46%, from $22.4 million in the second quarter of 1999 to $32.8 million in the second quarter of 2000. The increase was primarily attributable to $4.2 million of increased advertising and marketing (including admissions) for the schools owned prior to the second quarter of 1999, $2.0 million in expenses related to planned corporate and regional infrastructure enhancements and $2.6 million of added general and administrative expenses for the schools acquired after the first quarter of 1999. For the six months ended June 30, 2000, general and administrative expense increased 49%, from $43.3 million to $64.6 million primarily due to the reasons mentioned above and added general and administrative expenses of $7.2 million for the schools acquired after January 1999.

   Depreciation and Amortization Expense. Depreciation and amortization expense increased 44%, from $3.6 million in the second quarter of 1999 to $5.1 million in the second quarter of 2000. The increase was primarily due to capital expenditures for the schools acquired prior to the second quarter of 1999 and added depreciation expense of $0.3 million for the schools acquired after the first quarter of 1999. Amortization expense decreased 8%, from $1.2 million in the second quarter of 1999 to $1.1 million in the second quarter of 2000, primarily due to the decline of amortization of non-competition agreements and goodwill for the schools acquired prior to the second quarter of 1999 offset by added amortization for the schools acquired after the first quarter of 1999. For the six months ended June 30, 2000 depreciation and amortization expense increased 46%, from $6.6 million to $9.7 million. The increase was primarily due to the reasons mentioned above and added depreciation expense of $0.7 million for the schools acquired after January 1999. Amortization expense decreased 4%, from $2.3 million in the first six months of 1999 to $2.2 million in the first six months of 2000, primarily due to the reasons mentioned above offset by added amortization expense of $0.4 million for the schools acquired after January 1999.

   Net Interest Expense. Net interest expense decreased 49%, from $0.3 million in the second quarter of 1999 to $0.2 million in the second quarter of 2000. The decrease was primarily due to the reduction in indebtedness following our May 2000 public offering. For the six months ended June 30, 2000, net interest expense decreased 46%, from $0.5 million to $0.3 million due to the reasons mentioned above.

   Provision for Income Taxes. The provision for income taxes increased 240%, from $0.6 million in the second quarter of 1999 to $1.9 million in the second quarter of 2000 as a result of increases in pretax income. For the six months ended June 30, 2000, the provision for income taxes increased 163%, from $1.7 million to $4.5 million due to the reasons mentioned above.

   Income before Cumulative Effect of Change in Accounting Principle. Net income increased 226%, from $0.7 million in the second quarter of 1999 to $2.4 million in the second quarter of 2000 due to the reasons mentioned above. For the six months ended June 30, 2000, net income before cumulative effect of change in accounting principle increased 158%, from $2.3 million to $5.9 million due to the reasons mentioned above.

   Cumulative Effect of Change in Accounting Principle. We adopted Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, as of January 1, 2000 resulting in a net of tax charge of $0.8 million. SAB 101 requires us to recognize revenue related to application and registration fees over the student benefit period rather than as revenue upon receipt.

   Net Income. Net income increased 226%, from $0.7 million in the second quarter of 1999 to $2.4 million in the second quarter of 2000, due to the reasons mentioned above. For the six months ended June 30, 2000, net income increased 124%, from $2.3 million to $5.1 million due to the reasons mentioned above.

Liquidity and Capital Resources

   On May 10, 2000, we sold 2,025,000 shares of common stock at $32.50 per share pursuant to a public offering. The net proceeds to us from the sale of the shares of common stock, after deducting underwriting discounts and commissions and estimated offering expenses payable by us, were approximately $61.6 million.

We used $28.5 million of the offering net proceeds to repay indebtedness under our credit facility and the remaining $33.1 million is being used for general corporate purposes.

   We finance our operating activities and our internal growth through cash generated from operations. We finance acquisitions through funding from a combination of additional equity investments, credit facilities and remaining cash generated from operations. Net cash provided by operating activities decreased from $7.5 million for the first six months of 1999 to net cash used in operating activities of $0.1 million for the first six months of 2000. The decrease was primarily due to approximately $3.0 million of severance costs and other liabilities related to acquisitions. Additionally, during the first six months of 2000, we paid approximately $6.5 million more in tax payments than in 1999 as a result of our increased profitability.

   Capital expenditures increased from $6.9 million in the first six months of 1999 to $9.1 million in the first six months of 2000. This increase was primarily due to investments in leasehold improvements on new and expanded facilities and capital equipment as a result of increasing student population. We would normally expect capital expenditures to increase as new schools are acquired or opened, student population increases and current facilities and equipment are upgraded and expanded.

   Our net receivables at June 30, as a percentage of net revenue for the first six months, increased to 14% in 2000 from 11% in 1999. Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to tuition receivables.

   We have a $90.0 million line of credit and can obtain letters of credit up to $50.0 million. Outstanding letters of credit reduce the revolving credit facility availability under our credit agreement. Our credit agreement matures on October 26, 2003. Under the credit agreement our borrowings bear interest, payable quarterly, of either

     (1) the bank's base or prime rate depending on whether the particular loan is denominated in U.S. or Canadian dollars, plus a specified number of basis points, ranging from 0 to 75, based upon our leverage ratio or

     (2) LIBOR, plus a specified number of basis points, ranging from 75 to 200 based upon our leverage ratio.

Under the credit agreement, we are required, among other things, to maintain
(1) financial ratios with respect to debt to EBITDA and interest coverage and
(2) a specified level of net worth. We are also subject to limitations on, among other things, payment of dividends, disposition of assets and incurrence of additional indebtedness. We are required to pledge the stock of our subsidiaries as collateral for the repayment of our obligations under the credit agreement. At June 30, 2000, we had approximately $2.5 million of outstanding letters of credit and had approximately $39.0 million in outstanding borrowings under our credit facility. As a result, at June 30, 2000, our remaining credit availability under the credit agreement was approximately $48.5 million.

   The DOE requires that we keep unbilled Title IV Program funds that are collected in separate cash accounts until the students are billed for the program portion related to those Title IV Program funds. In addition, all funds transferred to our schools through electronic funds transfer program are held in a separate cash account until certain conditions are satisfied. As of June 30, 2000, we held nominal amounts of such funds in separate accounts. The restrictions on any cash held in these accounts have not significantly affected our ability to fund daily operations.

Year 2000 Compliance

   We have not experienced any year 2000 problems, nor have our operations been affected by any year 2000 failures of third parties on which we rely. Although we have not experienced any year 2000 problems to date, we plan to continue to monitor the situation closely, as year 2000 problems could still arise.

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

   These risks and uncertainties include, but are not limited to:

   .  implementation of our operating and growth strategy;

   . risks inherent in operating private for-profit postsecondary educational institutions;

   .  risks associated with general economic and business conditions;

   .  charges and costs related to acquisitions;

   .  our ability to successfully integrate our acquired institutions;

   .  our ability to continue our acquisition strategy;

   .  our ability to attract and retain students at our institutions;

   . our ability to compete with new and enhanced competition in the education industry;

   .  our ability to meet regulatory and accrediting agency requirements; and

   .  our ability to attract and retain key employees and faculty.

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

   Our exposure to changes in interest rates is limited to borrowings under revolving credit agreements, which have variable interest rates tied to the prime and LIBOR rates. We estimate that the book value of each of our debt instruments approximated its fair value at June 30, 2000.

   We are subject to fluctuations in the value of the Canadian dollar vis-a-vis the U.S. dollar. Our investment in our Canadian operations is not significant and the book value of the assets and liabilities of these operations at June 30, 2000 approximated their fair value.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   (a) Our annual meeting of stockholders was held on May 12, 2000.

   (b) Our stockholders voted as follows to elect two Class II directors to our board of directors:

                                                            Authority   Broker
   Directors:                                       For:    Withheld: Non-Votes:
   ----------                                     --------- --------- ----------
   Wallace O. Laub............................... 6,683,181    --        --
   Keith K. Ogata................................ 6,683,002    --        --

   In addition to Mr. Laub and Mr. Ogata, the following directors terms of office as directors continued after the meeting: Robert E. Dowdell , Thomas B. Lally, John M. Larson and Patrick K. Pesch.

   (c) Our stockholders voted as follows to approve an amendment to the Career Education Corporation 1998 Employee Incentive Compensation Plan, which authorizes the addition of 750,000 shares of common stock authorized for issuance under such plan:

                                                                                         Broker
   For:                 Against:                      Abstentions:                     Non-Votes:
   ----                 ---------                     ------------                     ----------
   4,365,275            1,849,658                        1,220                          566,669

   (d) Our stockholders voted as follows to ratify the appointment of Arthur Andersen LLP as independent auditors of our financial statements for the year ended December 31, 2000.

                                                                                        Broker
   For:                 Against:                     Abstentions:                     Non-Votes:
   ----                 --------                     ------------                     ----------
   6,781,708               --                           1,114                             --

                          PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits.

     Exhibit 27--Financial Data Schedule

   (b) Reports on Form 8-K.

   We filed a Current Report on Form 8-K on April 11, 2000 to report the consummation of our acquisition of California Culinary Academy, Inc. (Items 5 and 7 of Form 8-K).

   We filed a Current Report on Form 8-K on April 26, 2000 filing a press release dated April 25, 2000 (Items 5 and 7 of Form 8-K).

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Career Education Corporation

                                                    /s/ John M. Larson
                                          By:__________________________________
Date: August 14, 2000                                 John M. Larson
                                                  Chairman, President and
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

Date: August 14, 2000                              /s/ Patrick K. Pesch
                                          By:__________________________________
                                                     Patrick K. Pesch
                                                 Senior Vice President and
                                                  Chief Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)