Form 10-Q
period 2000-09-30
CAREER EDUCATION CORP
filed 2000-11-06
CIK 1046568

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 2000

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

   As of November 3, 2000, 20,304,992 shares of the registrant's Common Stock, par value $.01, were outstanding.

                          CAREER EDUCATION CORPORATION

                        QUARTER ENDED SEPTEMBER 30, 2000

                                     INDEX

PART I--FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
     Item 1.  Financial Statements
              Condensed Unaudited Consolidated Balance Sheets as of
               September 30, 2000 and December 31, 1996..................     3
              Condensed Unaudited Consolidated Statements of Operations
               for the three and nine months ended September 30, 2000 and
               1999......................................................     4
              Condensed Unaudited Consolidated Statements of Cash Flows
               for the nine months ended September 30, 2000 and 1999          5
              Notes to Condensed Unaudited Consolidated Financial
               Statements................................................     6
     Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................     8
     Item 3.  Quantitative and Qualitative Disclosure About Market Risk..    14
 PART II--OTHER INFORMATION
     Item 2.  Changes in Securities and Use of Proceeds..................    15
     Item 6.  Exhibits and Reports on Form 8-K...........................    15
 SIGNATURES..............................................................    16

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (unaudited)

                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- ------------
                       ASSETS
CURRENT ASSETS:
  Cash..............................................   $ 40,447      $ 44,745
  Receivables, net..................................     31,332        15,941
  Inventories, prepaid expenses and other current
   assets...........................................     14,429         7,825
  Deferred income tax assets........................      2,890         1,011
                                                       --------      --------
    Total current assets............................     89,098        69,522
                                                       --------      --------
PROPERTY AND EQUIPMENT, net.........................     80,804        69,296
INTANGIBLE ASSETS, net..............................     92,059        70,484
OTHER ASSETS........................................      3,943         1,222
                                                       --------      --------
TOTAL ASSETS........................................   $265,904      $210,524
                                                       ========      ========
      LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Current maturities of long-term debt..............   $  4,454      $  2,324
  Accounts payable..................................     13,368         7,629
  Accrued expenses and other current liabilities....     11,498        16,679
  Deferred tuition revenue..........................     24,482        17,103
                                                       --------      --------
    Total current liabilities.......................     53,802        43,735
                                                       --------      --------
LONG-TERM DEBT, net of current maturities...........     15,616        47,615
DEFERRED INCOME TAX LIABILITIES.....................      6,250         4,128
OTHER LONG-TERM LIABILITIES.........................      2,073         1,365
                                                       --------      --------
    Total long-term liabilities.....................     23,939        53,108
                                                       --------      --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' INVESTMENT:
  Preferred stock, $.01 par value; 1,000,000 shares
   authorized; no shares issued and outstanding at
   September 30, 2000 and December 31, 1999.........        --            --
  Common stock, $.01 par value; 50,000,000 shares
   authorized; 20,291,560 and 15,753,534 shares
   issued and outstanding at September 30, 2000 and
   December 31, 1999, respectively..................        203           158
  Additional paid-in capital........................    178,318       113,046
  Accumulated other comprehensive loss..............       (719)         (372)
  Retained earnings.................................     10,361           849
                                                       --------      --------
    Total stockholders' investment..................    188,163       113,681
                                                       --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT......   $265,904      $210,524
                                                       ========      ========

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                  (unaudited)

                                            Three Months
                                           Ended September  Nine Months Ended
                                                 30,          September 30,
                                           ---------------  ------------------
                                            2000    1999      2000      1999
                                           ------- -------  --------  --------
REVENUE:
  Tuition and registration fees, net...... $74,007 $50,094  $205,566  $137,057
  Other, net..............................   8,254   5,511    20,591    12,763
                                           ------- -------  --------  --------
    Total net revenue.....................  82,261  55,605   226,157   149,820
                                           ------- -------  --------  --------
OPERATING EXPENSES:
  Educational services and facilities.....  34,003  23,379    92,852    63,060
  General and administrative..............  35,246  25,216    99,886    68,565
  Depreciation and amortization...........   5,278   3,731    14,964    10,366
                                           ------- -------  --------  --------
    Total operating expenses..............  74,527  52,326   207,702   141,991
                                           ------- -------  --------  --------
    Income from operations................   7,734   3,279    18,455     7,829
INTEREST INCOME (EXPENSE).................     108    (366)     (188)     (911)
                                           ------- -------  --------  --------
  Income before provision for income taxes
   and cumulative effect of change in
   accounting principle...................   7,842   2,913    18,267     6,918
PROVISION FOR INCOME TAXES................   3,451   1,252     7,977     2,974
                                           ------- -------  --------  --------
  Income before cumulative effect of
   change in accounting principle.........   4,391   1,661    10,290     3,944
CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE, net of taxes of
 $587.....................................     --      --       (778)      --
                                           ------- -------  --------  --------
NET INCOME................................ $ 4,391 $ 1,661  $  9,512  $  3,944
                                           ======= =======  ========  ========
NET INCOME PER SHARE:
  Basic
    Income before cumulative effect of
     change in
     accounting principle................. $  0.22 $  0.11  $   0.56  $   0.26
    Cumulative effect of change in
     accounting
     principle, net of taxes..............     --      --      (0.04)      --
                                           ------- -------  --------  --------
      Net Income.......................... $  0.22 $  0.11  $   0.52  $   0.26
                                           ======= =======  ========  ========
  Diluted
    Income before cumulative effect of
     change in
     accounting principle................. $  0.21 $  0.10  $   0.55  $   0.25
    Cumulative effect of change in
     accounting
     principle, net of taxes..............     --      --      (0.04)      --
                                           ------- -------  --------  --------
      Net Income.......................... $  0.21 $  0.10  $   0.51  $   0.25
                                           ======= =======  ========  ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic ..................................  20,267  15,644    18,143    15,252
                                           ------- -------  --------  --------
  Diluted.................................  21,138  16,104    18,773    15,785
                                           ======= =======  ========  ========

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................... $  9,512  $  3,944
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization..........................   14,964    10,366
    Compensation expense related to stock options..........       39        48
    Loss on sale of property and equipment.................       22       --
    Deferred income taxes..................................    5,539    (2,601)
    Changes in operating assets and liabilities, net of
     acquisitions..........................................  (20,212)    6,435
                                                            --------  --------
      Net cash provided by operating activities............    9,864    18,192
                                                            --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisitions, net of cash.......................  (26,151)  (34,752)
  Acquisition costs and financing transaction costs........   (1,577)   (1,454)
  Purchase of property and equipment, net..................  (15,479)   (9,554)
  Other assets.............................................      --        375
                                                            --------  --------
      Net cash used in investing activities................  (43,207)  (45,385)
                                                            --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock.................................   67,453    15,952
  Equity issuance costs....................................   (4,225)   (1,945)
  Payments of amounts due and notes payable to former
   owners of acquired
   businesses, capital lease obligations and other long-
   term debt...............................................   (3,526)     (538)
  Net borrowings (payments) on revolving loans under Credit
   Agreement...............................................  (30,500)   29,750
                                                            --------  --------
      Net cash provided by financing activities............   29,202    43,219
                                                            --------  --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH....................     (157)       90
                                                            --------  --------
NET INCREASE (DECREASE) IN CASH ...........................   (4,298)   16,116
CASH, beginning of period..................................   44,745    23,548
                                                            --------  --------
CASH, end of period........................................ $ 40,447  $ 39,664
                                                            ========  ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Capital lease obligations for purchase of equipment...... $  4,341  $    --
  Shares of common stock for license fee...................    1,000     2,000
                                                            ========  ========

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1--Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. The condensed consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to the consolidated financial statements and footnotes for the year ended December 31, 1999, that are included in our annual report on Form 10-K.

Note 2--Public Offering of Common Stock

   On May 10, 2000, we sold 4,050,000 shares of common stock at $16.25 per share pursuant to a public offering. The net proceeds to us from the sale of the shares of common stock, after deducting underwriting discounts and commissions and estimated offering expenses payable by us, were approximately $61.6 million. We used $28.5 million of the offering net proceeds to repay indebtedness under our credit facility and the remaining $33.1 million is being used for general corporate purposes.

Note 3--Business Acquisitions

 The Cooking and Hospitality Institute of Chicago, Inc.

   On February 1, 2000, we acquired all of the outstanding capital stock of The Cooking and Hospitality Institute of Chicago, Inc. The purchase price was approximately $5.5 million. The acquisition was accounted for as a purchase and the purchase price exceeded the fair market value of assets acquired and liabilities assumed, resulting in goodwill of approximately $4.8 million.

 California Culinary Academy, Inc.

   On April 3, 2000, we closed the acquisition of California Culinary Academy, Inc. The purchase price was approximately $20.0 million. We also assumed approximately $3.0 million of the debt of California Culinary Academy, Inc. The acquisition was accounted for as a purchase and the purchase price exceeded the fair market value of assets acquired and liabilities assumed, resulting in goodwill of approximately $18.2 million.

 SoftTrain Institute Inc.

   On July 28, 2000, we acquired all of the outstanding capital stock of SoftTrain Institute Inc. The purchase price was approximately $0.5 million. The acquisition was accounted for as a purchase and the purchase price exceeded the fair market value of assets acquired and liabilities assumed, resulting in goodwill of approximately $0.5 million.

 Retter Business College Inc.

   On October 2, 2000, we acquired all of the outstanding capital stock of Retter Business College Inc. The purchase price was approximately $0.4 million. The acquisition was accounted for as a purchase and the purchase price exceeded the fair market value of assets acquired and liabilities assumed, resulting in goodwill of approximately $0.4 million.

Note 4--Comprehensive Income

   Comprehensive income and accumulated other comprehensive income, which encompasses net income and foreign currency translation adjustments, is as follows:

                                                               Nine Months
                                                           Ended September 30,
                                                           --------------------
                                                             2000       1999
                                                           ---------  ---------
      Net Income.......................................... $   9,512  $   3,944
      Changes in Other Comprehensive (Loss) Income
       Foreign currency translation adjustment............      (347)       315
      Comprehensive Income................................ $   9,165  $   4,259

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

   Prior to the release of SAB 101, our revenue recognition policy was in compliance with generally accepted accounting principles. Effective January 1, 2000, we adopted this change in accounting principle to comply with the specific provisions and guidance of SAB 101. SAB 101 requires us to recognize revenue related to application and registration fees over the student benefit period. Through December 31, 1999, we recognized application and registration fees as revenue upon receipt. As a result, we recognized a cumulative net of tax charge of $0.8 million, in the first quarter of 2000. This new accounting pronouncement did not have a significant effect on 1999 net income and the cumulative effect of the accounting change.

Note 6--Assets Held For Sale

   As of September 30, 2000, we had approximately $2.7 million in real estate property held for sale. This property was acquired as a result of our purchase of California Culinary Academy, Inc. This amount is included in other assets on the accompanying condensed unaudited consolidated balance sheet.

Note 7--Stock Split

   Our Board of Directors approved a 2-for-1 stock split effected in the form of a stock dividend. The dividend was paid on August 25, 2000 to shareholders of record on August 14, 2000. All share and per share amounts in the accompanying financial statements and in the body of this Form 10-Q have been retroactively adjusted to reflect this stock dividend.

Note 8--Change in Accounting Reclassification

   We have reclassified direct contract training expenses in 1999 from general and administrative expenses to educational services and facilities expense to conform to the 2000 presentation.

Note 9--Subsequent Event

   On October 24, 2000, we entered into an Agreement and Plan of Merger pursuant to which we will acquire all of the shares of EduTrek International. Inc., which owns and operates American InterContinental University (AIU). EduTrek will become a wholly-owned subsidiary of Career Education Corporation. We have agreed to issue 1.2 million shares of our common stock and pay $2.5 million in cash for all of the outstanding shares of EduTrek. We will also fund approximately $37.0 million in assumed EduTrek debt and other obligations. This transaction is expected to close in January 2001 and will be accounted for under the purchase method of accounting. Completion of the transaction is subject to a number of conditions, including regulatory and EduTrek shareholder approvals. R. Steven Bostic, the Chairman and Chief Executive Officer of EduTrek and his affiliates, along with another significant shareholder, have agreed to vote in favor of the merger agreement and have given us a proxy to vote their shares in favor of the merger. Together, these shareholders have the right to cast approximately 93% of the votes at the special meeting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The discussion below contains certain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual growth, results, performance and business prospects and opportunities in 2000 and beyond could differ materially from those expressed in, or implied by, any such forward-looking statements. See "Special Note Regarding Forward-Looking Statements" on page 14 for a discussion of risks and uncertainties that could cause or contribute to such material differences.

   The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and attached Notes appearing elsewhere in this document.

Background and Overview

   We are a provider of private, for-profit postsecondary education in North America, with approximately 29,000 students enrolled as of October 31, 2000. We have 30 campuses located in 15 states and two Canadian provinces. Our schools enjoy long operating histories and offer a variety of bachelor's degree, associate degree and non-degree programs in career-oriented disciplines within our core curricula of:

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

   We believe that EBITDA, while not a substitute for generally accepted accounting principles' measures of operating results, is an important measure of our financial performance and that of our schools. Our EBITDA increased 86%, from $7.0 million for the third quarter of 1999 to $13.0 million in the third quarter of 2000. For the nine months ended September 30, 2000, EBITDA increased 84%, from $18.2 million to $33.4 million in the same period in 1999. We believe that EBITDA is particularly meaningful due principally to the role acquisitions have played in our development. Our rapid growth through acquisitions has resulted in significant non-cash depreciation and amortization expense, because a significant portion of the purchase price of a school acquired by us is generally allocated to fixed assets, goodwill and other intangible assets. As a result of our ongoing acquisition strategy, non-cash amortization expense may continue to be substantial.

   Our principal source of revenue is tuition collected from our students. The academic year is at least 30 weeks in length, but varies both by individual school and program of study. The academic year is divided by terms, which are determined by start dates, which vary by school and program. Payment of each term's tuition may be made by full cash payment, financial aid and/or an installment payment plan. If a student withdraws from school prior to the completion of the term, we refund the portion of tuition already paid which is attributable to the period of the term that is not completed. Revenue is recognized ratably over the period of the student's program.

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

Acquisitions

   On February 1, 2000, we acquired all of the outstanding capital stock of The Cooking and Hospitality Institute of Chicago, Inc. The purchase price was approximately $5.5 million. The acquisition was accounted for as a purchase and the purchase price exceeded the fair market value of assets acquired and liabilities assumed, resulting in goodwill of approximately $4.8 million.

   On April 3, 2000, we closed the acquisition of California Culinary Academy, Inc. The purchase price was approximately $20.0 million. We also assumed approximately $3.0 million of the debt of California Culinary Academy, Inc. The acquisition was accounted for as a purchase and the purchase price exceeded the fair market value of assets acquired and liabilities assumed, resulting in goodwill of approximately $18.2 million.

   On July 28, 2000, we acquired all of the outstanding capital stock of SoftTrain Institute Inc. The purchase price was approximately $0.5 million. The acquisition was accounted for as a purchase and the purchase price exceeded the fair market value of assets acquired and liabilities assumed, resulting in goodwill of approximately $0.5 million.

   On October 2, 2000, we acquired all of the outstanding capital stock of Retter Business College Inc. The purchase price was approximately $0.4 million. The acquisition was accounted for as a purchase and the purchase price exceeded the fair market value of assets acquired and liabilities assumed, resulting in goodwill of approximately $0.4 million.

Results of Operations

   The following table summarizes our operating results as a percentage of net revenue:

                                                       Three
                                                      Months      Nine Months
                                                       Ended         Ended
                                                     September     September
                                                        30,           30,
                                                    ------------  ------------
                                                    2000   1999   2000   1999
                                                    -----  -----  -----  -----
   REVENUE:
     Tuition and registration fees, net............  90.0%  90.1%  90.9%  91.5%
     Other, net....................................  10.0    9.9    9.1    8.5
                                                    -----  -----  -----  -----
       Total net revenue........................... 100.0  100.0  100.0  100.0
                                                    -----  -----  -----  -----
   OPERATING EXPENSES:
     Educational services and facilities...........  41.3   42.1   41.0   42.1
     General and administrative....................  42.9   45.3   44.2   45.8
     Depreciation and amortization.................   6.4    6.7    6.6    6.9
                                                    -----  -----  -----  -----
       Total operating expenses....................  90.6   94.1   91.8   94.8
                                                    -----  -----  -----  -----
       Income from operations......................   9.4    5.9    8.2    5.2
   INTEREST INCOME (EXPENSE).......................   0.1   (0.7)  (0.1)  (0.6)
                                                    -----  -----  -----  -----
     Income before provision for income taxes and
      cumulative
      effect of change in accounting principle.....   9.5    5.2    8.1    4.6
   PROVISION FOR INCOME TAXES......................   4.2    2.2    3.6    2.0
                                                    -----  -----  -----  -----
     Income before cumulative effect of change in
      accounting principle.........................   5.3    3.0    4.5    2.6
   CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE, net......................   --     --    (0.3)   --
                                                    -----  -----  -----  -----
   NET INCOME .....................................   5.3    3.0    4.2    2.6
                                                    =====  =====  =====  =====

   Revenue. Net tuition and registration fee revenue increased 48%, from $50.1 million in the third quarter of 1999 to $74.0 million in the third quarter of 2000. The increase was due to an approximate 20% increase in the student population for the schools owned prior to the third quarter of 1999, tuition increases effective after the third quarter of 1999 and student enrollment mix. The increase was also due to added net tuition and registration fee revenue of $5.5 million for the schools acquired after the third quarter of 1999.

   For the nine months ended September 30, net tuition and registration fee increased 50%, from $137.1 million in 1999 to $205.6 million in 2000 primarily due to reasons mentioned above and added net tuition and registration fee revenue of $25.7 million for schools acquired after the January 4, 1999 acquisition of Harrington Institute of Design.

   Other net revenue increased 50%, from $5.5 million in the third quarter of 1999 to $8.3 million in the third quarter of 2000, primarily due to the increase in student population mentioned above and added other revenue of $1.7 million for the schools acquired after the third quarter of 1999.

   For the nine months ended September 30, other net revenue increased 61%, from $12.8 million in 1999 to $20.6 million in 2000 primarily due to reasons mentioned above and added other revenue of $5.0 million for the schools acquired after the January 4, 1999 acquisition of Harrington Institute of Design.

   Educational Services and Facilities Expense. Educational services and facilities expense increased 45%, from $23.4 million in the third quarter of 1999 to $34.0 million in the third quarter of 2000. The increase was primarily due to the costs associated with the increase in student population mentioned above, an increase in contract training costs, as well as an increase in curriculum development activities. The increase was also due to added educational services and facilities expense of $4.1 million for the schools acquired after the third quarter of 1999.

   For the nine months ended September 30, educational services and facilities expense increased 47%, from $63.1 million in 1999 to $92.9 million in 2000 primarily due to the reasons mentioned above and added educational services and facilities expense of $15.2 million for the schools acquired after the January 4, 1999 acquisition of Harrington Institute of Design.

   General and Administrative Expense. General and administrative expense increased 40%, from $25.2 million in the third quarter of 1999 to $35.2 million in the third quarter of 2000. The increase was primarily attributable to $4.4 million of increased advertising and marketing (including admissions) for the schools owned prior to the third quarter of 1999, $1.7 million in expenses related to planned corporate and regional infrastructure enhancements and $2.4 million of added general and administrative expenses for the schools acquired after the third quarter of 1999.

   For the nine months ended September 30, general and administrative expense increased 46%, from $68.6 million in 1999 to $99.9 million in 2000 primarily due to the reasons mentioned above and added general and administrative expenses of $10.7 million for the schools acquired after the January 4, 1999 acquisition of Harrington Institute of Design.

   Depreciation and Amortization Expense. Depreciation and amortization expense increased 41%, from $3.7 million in the third quarter of 1999 to $5.3 million in the third quarter of 2000. The increase was primarily due to capital expenditures for the schools acquired prior to the third quarter of 1999 and added depreciation expense of $0.2 million for the schools acquired after the third quarter of 1999. Amortization expense decreased 9%, from $1.3 million in the third quarter of 1999 to $1.2 million in the third quarter of 2000, primarily due to the decline of amortization of non-competition agreements and goodwill for the schools acquired prior to the third quarter of 1999 offset by added amortization for the schools acquired after the third quarter of 1999.

   For the nine months ended September 30, depreciation and amortization expense increased 44%, from $10.4 million in 1999 to $15.0 million in 2000. The increase was primarily due to the reasons mentioned above and added depreciation expense of $0.9 million for the schools acquired after the January 4, 1999 acquisition of Harrington Institute of Design. Amortization expense decreased 6%, from $3.6 million in the first nine months of 1999 to $3.4 million in the first nine months of 2000, primarily due to the reasons mentioned above offset by added amortization expense of $0.5 million for the schools acquired after the January 4, 1999 acquisition of Harrington Institute of Design.

   Net Interest Income (Expense). Net interest changed from an expense of $0.4 million in the third quarter of 1999 to income of $0.1 million in the third quarter of 2000. The change was primarily due to the reduction in indebtedness following our May 2000 public offering.

   For the nine months ended September 30, 2000, net interest expense decreased 79%, from $0.9 million to $0.2 million due to the reasons mentioned above.

   Provision for Income Taxes. The provision for income taxes increased 176%, from $1.3 million in the third quarter of 1999 to $3.5 million in the third quarter of 2000 as a result of increases in pretax income and an increase in our effective tax rate from 43 to 44%.

   For the nine months ended September 30, 2000, the provision for income taxes increased 168%, from $3.0 million to $8.0 million due to the reasons mentioned above.

   Income before Cumulative Effect of Change in Accounting Principle. Income before cumulative effect of change in accounting principle increased 164%, from $1.7 million in the third quarter of 1999 to $4.4 million in the third quarter of 2000 due to the reasons mentioned above.

   For the nine months ended September 30, 2000, income before cumulative effect of change in accounting principle increased 161%, from $3.9 million to $10.3 million due to the reasons mentioned above.

   Cumulative Effect of Change in Accounting Principle. We adopted Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, as of January 1, 2000 resulting in a net of tax charge of $0.8 million. SAB 101 requires us to recognize revenue related to application and registration fees over the student benefit period rather than as revenue upon receipt.

   Net Income. Net income increased 164%, from $1.7 million in the third quarter of 1999 to $4.4 million in the third quarter of 2000, due to the reasons mentioned above.

   For the nine months ended September 30, 2000, net income increased 141%, from $3.9 million to $9.5 million due to the reasons mentioned above.

Recent Developments

   On October 24, 2000, we entered into an Agreement and Plan of Merger pursuant to which we will acquire all of the shares of EduTrek International. Inc., which owns and operates American InterContinental University (AIU). EduTrek will become a wholly-owned subsidiary of Career Education Corporation. We have agreed to issue 1.2 million shares of our common stock and pay $2.5 million in cash for all of the outstanding shares of EduTrek. We will also fund approximately $37.0 million in assumed EduTrek debt and other obligations. This transaction is expected to close in January 2001 and will be accounted for under the purchase method of accounting. Completion of the transaction is subject to a number of conditions, including regulatory and EduTrek shareholder approvals. R. Steven Bostic, the Chairman and Chief Executive Officer of EduTrek, and his affiliates, along with another significant shareholder, have agreed to vote in favor of the merger agreement and have given us a proxy to vote their shares in favor of the merger. Together, these shareholders have the right to cast approximately 93% of the votes at the special meeting.

   We remain confident that we will be able to meet or exceed current consensus analyst estimates for earnings per share for the fourth quarter of 2000 and for 2001 even though the transaction will be dilutive to us in 2001. Earnings per share attributable to the merger are expected to become accretive in 2002.

   Founded in 1970, AIU has seven campuses located in Atlanta (Buckhead and Dunwoody), Dubai, Ft. Lauderdale, London, Los Angeles and Washington D.C. with approximately 4,500 students. EduTrek is teaching- out the Washington D.C. campus and this operation will be closed. The University is accredited by the Commission on Colleges of the Southern Association of Colleges and Schools
(SACS).

Liquidity and Capital Resources

   On May 10, 2000, we sold 4,050,000 shares of common stock at $16.25 per share pursuant to a public offering. The net proceeds to us from the sale of the shares of common stock, after deducting underwriting discounts and commissions and estimated offering expenses payable by us, were approximately $61.6 million. We used $28.5 million of the offering net proceeds to repay indebtedness under our credit facility and the remaining $33.1 million is being used for general corporate purposes.

   We finance our operating activities and our internal growth through cash generated from operations. We finance acquisitions through funding from a combination of additional equity investments, credit facilities and remaining cash generated from operations. Net cash provided by operating activities decreased from $18.2 million for the first nine months of 1999 to $9.9 million for the first nine months of 2000. The decrease was partially due to approximately $3.0 million of severance costs and other liabilities related to acquisitions. Additionally, during the first nine months of 2000, we paid approximately $7.0 million more in tax payments than in 1999 as a result of our increased profitability.

   Capital expenditures increased from $9.6 million in the first nine months of 1999 to $15.5 million in the first nine months of 2000. This increase was primarily due to investments in leasehold improvements on new and expanded facilities and capital equipment as a result of increasing student population. We expect capital expenditures to increase as new schools are acquired or opened, student population increases and current facilities and equipment are upgraded and expanded.

   Our net receivables at September 30, 2000 increased from September 30, 1999 due to the increase in student population and higher priced programs. Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to tuition receivables.

   Our inventories, prepaid expenses and other current assets at September 30, 2000 increased from September 30, 1999 primarily due to the increase in prepaid construction and rent related to school facililty expansion.

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

   Under the credit agreement, we are required, among other things, to maintain (1) financial ratios with respect to debt to EBITDA and interest coverage and (2) a specified level of net worth. We are also subject to limitations on, among other things, payment of dividends, disposition of assets and incurrence of additional indebtedness. We are required to pledge the stock of our subsidiaries as collateral for the repayment of our obligations under the credit agreement. At September 30, 2000, we had approximately $3.4 million of outstanding letters of credit and had approximately $10.5 million in outstanding borrowings under our credit facility. As a result, at September 30, 2000, our remaining credit availability under the credit agreement was approximately $76.1 million.

   The DOE requires that we keep unbilled Title IV Program funds that are collected in separate cash accounts until the students are billed for the program portion related to those Title IV Program funds. In addition, all funds transferred to our schools through electronic funds transfer program are held in a separate cash account until certain conditions are satisfied. As of September 30, 2000, we held nominal amounts of such funds in separate accounts. The restrictions on any cash held in these accounts have not significantly affected our ability to fund daily operations.

Year 2000 Compliance

   We have not experienced any year 2000 problems, nor have our operations been affected by any year 2000 failures of third parties on which we rely. Although we have not experienced any year 2000 problems to date, we plan to continue to monitor the situation closely, as year 2000 problems could still arise.

Special Note Regarding Forward-Looking Statements

   This Form 10-Q contains certain statements that reflect our expectations regarding our future growth, results of operations, performance and business prospects and opportunities. Wherever possible, words such as "anticipate," "believe," "plan," "expect," "remain confident" and similar expressions have been used to identify these "forward-looking" statements. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to risks and uncertainties, which could cause our actual growth, results, performance and business prospects and opportunities to differ from those, expressed in, or implied by, these statements.

   These risks and uncertainties include, but are not limited to:

  . costs, delays and other difficulties related to the proposed merger with EduTrek;

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

  . our ability to meet current and future regulatory and accrediting agency requirements; and

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

   Our exposure to changes in interest rates is limited to borrowings under revolving credit agreements, which have variable interest rates tied to the prime and LIBOR rates. We estimate that the book value of each of our debt instruments approximated its fair value at September 30, 2000.

   We are subject to fluctuations in the value of the Canadian dollar vis-a-vis the U.S. dollar. Our investment in our Canadian operations is not significant and the book value of the assets and liabilities of these operations at September 30, 2000 approximated their fair value.

                          PART II--OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

   On July 25, 2000, we issued 39,120 shares of our common stock to Le Cordon Bleu Limited in connection with the license by CEC of the Le Cordon Bleu Restaurant Management Program in the United States and Canada. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933. This issuance was made without general solicitation or advertising. We have entered into an agreement providing for certain registration rights to Le Cordon Bleu Limited.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits.

      Exhibit 10.11--Employment Agreement dated as of August 1, 2000 between the Registrant and John M. Larson.

      Exhibit 27--Financial Data Schedule

      (b) Reports on Form 8-K.

      We did not file any Current Reports on Form 8-K during the third quarter of 2000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CAREER EDUCATION CORPORATION

                                            /s/ JOHN M. LARSON
   Date: November 6, 2000                 By:__________________________________
                                            John M. Larson
                                            Chairman, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

   Date: November 6, 2000                   /s/ PATRICK K. PESCH
                                          By:__________________________________
                                            Patrick K. Pesch
                                            Senior Vice President and
                                            Chief Executive Officer
                                            (Principal Financial and
                                            Accounting Officer)