Form 10-K
period 2000-12-31
CAREER EDUCATION CORP
filed 2001-03-30
CIK 1046568

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

                  For the fiscal year ended December 31, 2000

                         Commission File Number 0-23245

                               ----------------

                          CAREER EDUCATION CORPORATION
             (Exact name of registrant as specified in its charter)

                                                       36-3932190
              Delaware                          (I.R.S. Employer ID No.)
      (State of Incorporation)


 2895 Greenspoint Parkway, Suite 600                      60195
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

                                 Yes  X    No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the $45.13 per share closing sale price of the registrant's Common Stock on March 15, 2001, was approximately $970,113,540. For purposes of this calculation, the Registrant's directors and executive officers have been assumed to be affiliates.

   The number of shares outstanding of the registrant's Common Stock, par value $.01, as of March 15, 2001 was 21,742,303.

   Portions of our Notice of Annual Meeting and Proxy Statement for our Annual Meeting of Stockholders, scheduled to be held on May 11, 2001, are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          CAREER EDUCATION CORPORATION

                                   FORM 10-K

                               TABLE OF CONTENTS


                                                                           Page
                                                                           ----
PART I....................................................................    1
  ITEM 1.  BUSINESS.......................................................    1
  ITEM 2.  PROPERTIES.....................................................   24
  ITEM 3.  LEGAL PROCEEDINGS..............................................   24
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............   24

PART II...................................................................   25
  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITYAND RELATED STOCKHOLDER
          MATTERS.........................................................   25
  ITEM 6.  SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA................   26
  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...........................................   27
  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....   34
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................   34
  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE............................................   34

PART III..................................................................   35
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............   35
  ITEM 11. EXECUTIVE COMPENSATION.........................................   35
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.   35
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................   35

PART IV...................................................................   36
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K........................................................   36

                                     PART I

ITEM 1. BUSINESS

   The discussion below contains certain forward-looking statements, as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual growth, results, performance and business prospects and opportunities in 2001 and beyond could differ materially from those expressed in, or implied by, any such forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Special Note Regarding Forward-looking Statements" on page 33 for a discussion of risks and uncertainties that could cause or contribute to such material differences.

Overview

   We are a provider of private, for-profit postsecondary education with 38 campuses throughout the United States and Canada, the United Kingdom and the United Arab Emirates. We have approximately 33,400 students enrolled as of January 31, 2001 and our schools enjoy long operating histories and offer a variety of master's degree, bachelor's degree, associate degree, and diploma programs in career-oriented disciplines.

   We were founded in January 1994 by John M. Larson, our Chairman, President and Chief Executive Officer, who has over 26 years of experience in the career-oriented education industry. We were formed to capitalize on opportunities in the large and highly fragmented postsecondary school industry. Since our inception, we have completed 21 acquisitions and have opened two branch campuses. We have acquired schools that we believe possess strong curricula, leading reputations and broad marketability, but that have been undermanaged from a marketing and/or financial standpoint. We seek to apply our expertise in operations, marketing and curricula development, as well as our financial strength, to improve the performance of these schools.

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

  . Business Studies: These programs include business administration, business operations and e-commerce.

  . Culinary Arts: These programs include culinary arts, restaurant management and pastry arts.

   Our schools are summarized in the following table:

                                         Year    Month     Principal    Degree
School                                  Founded Acquired Curricula (1) Granting
------                                  ------- -------- ------------- --------
Al Collins Graphic Design School         1978     1/94      IT, VC       Yes
  Tempe, AZ (2)
Brooks College                           1970     6/94        VC         Yes
  Long Beach, CA
Allentown Business School                1869     7/95     B, IT, VC     Yes
  Allentown, PA
Brown Institute                          1946     7/95    CA, IT, VC     Yes
  Mendota Heights, MN
Western Culinary Institute               1983    10/96        CA          No
  Portland, OR
School of Computer Technology            1967     2/97    CA, IT, VC     Yes
  Fairmont, WV (3)
  Pittsburgh, PA (3)
The Katharine Gibbs Schools              1911     5/97     B, IT, VC     Yes
  Boston, MA
  Melville, NY
  Montclair, NJ (4)
  New York, NY
  Norwalk, CT (4)
  Philadelphia, PA
  Piscataway, NJ (5)
  Providence, RI (5)
International Academy of Merchandising
 & Design                                1977     6/97      VC, IT       Yes
  Chicago, IL (3)
  Tampa, FL (3)
  Orlando, FL (3)
International Academy of Design          1983     6/97      VC, IT        No
  Montreal, PQ (3)
  Toronto, ON (3)
Southern California School of Culinary
 Arts (6)                                1994     3/98        CA          No
  South Pasadena, CA
Scottsdale Culinary Institute            1986     7/98        CA         Yes
  Scottsdale, AZ
Harrington Institute of Interior
 Design                                  1931     1/99        VC         Yes
  Chicago, IL
McIntosh College                         1896     3/99     B, CA, IT     Yes
  Dover, NH
Briarcliffe College                      1966     4/99     B, IT, VC     Yes
  Bethpage, NY
  Patchogue, NY
Brooks Institute of Photography          1945     6/99        VC         Yes
  Santa Barbara, CA
Washington Business School (7)           1950    12/99         B          No
  Vienna, VA
Cooking and Hospitality Institute of
 Chicago                                 1983     2/00        CA         Yes
  Chicago, IL
California Culinary Academy              1977     4/00        CA         Yes
  San Francisco, CA

                                       Year    Month     Principal    Degree
School                                Founded Acquired Curricula (1) Granting
------                                ------- -------- ------------- --------
SoftTrain Institute                    1987     7/00        IT          No
  Toronto, ON
Retter Business College (3)            1975    10/00        VC          No
  Ottawa, ON
American InterContinental University
 (8)                                   1970     1/01     B, IT, VC     Yes
  Atlanta, GA (Dunwoody and Buckhead)
  Dubai, United Arab Emirates
  Los Angeles, CA
  Ft. Lauderdale, FL
  London, England
  Washington, D.C.

--------
(1) The programs offered by our schools include business studies ("B"), culinary arts ("CA"), information technology ("IT") and visual communication and design technologies ("VC").
(2) This campus is now using the name Collins College.
(3) This campus is now using the name International Academy of Design and Technology.
(4) This campus is now using the name Gibbs College.
(5) Does not offer degree programs.
(6) This campus is now using the name California School of Culinary Arts.
(7) This campus is now using the name Gibbs School.
(8) In addition, our purchase of the American InterContinental University included a campus in Washington, D.C. Since this campus was being taught out at the time of the acquisition and is expected to be closed in December, 2001, references to this campus throughout this Annual Report on Form 10-K have been excluded.

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

   Several national economic, demographic and social trends are converging to contribute to growing demand for career-oriented post secondary education:

   Changes in Workplace Demands. The workplace is becoming increasingly knowledge-intensive. Rapid advances in technology have increased demands on employers and their employees, requiring many new workers to have some form of training or education beyond the high school level. The increasing technological skills required for entry level jobs are spurring demand for specialized training which, in many cases, is not provided by traditional two and four year colleges. The U.S. Department of Labor projects that between 1996 and 2006 jobs requiring (1) a bachelor's degree are expected to increase approximately 24%, (2) an associate degree are expected to increase approximately 31% and (3) postsecondary vocational training are expected to increase approximately 14%. As of December 31, 2000, approximately 65% of our U.S. students were enrolled in bachelor's degree programs or associate degree programs and the remaining 35% of our U.S. students were enrolled in vocational diploma/certificate programs. As of December 31, 2000, approximately 8% of our students were enrolled in our Canadian schools. Furthermore, career-oriented schools generally have the ability to react quickly to the changing needs of the nation's business and industrial communities. Additionally, to meet the new workplace demands, many major companies are now using career-oriented institutions to provide customized training for their employees on a contractual basis. Small to medium-sized companies are also using proprietary career-oriented schools to fill their needs for training to maintain or increase the skill levels of their employees.

   Increasing Numbers of High School Graduates. In 2000, U.S. high school graduates represented over 2.8 million new prospective postsecondary students, the largest pool of potential enrollees. This is projected to grow to 3.2 million in 2008. Over the 18 years prior to 1993, the number of high school graduates had been declining. However, this trend has changed favorably as children of the "baby boom" generation are entering their high school years. These members of the "echo boom," as it is commonly known, are expected to boost enrollment in postsecondary educational programs to as high as 15.8 million students by 2006, an increase of over 10% from approximately 14.3 million in the fall of 1996.

   Growing Demand for Postsecondary Education. High school graduates and adults are seeking postsecondary education in increasing numbers. The U.S. Department of Education estimates that 70% of the high school graduates pursue some form of postsecondary education. The Department of Labor projects the number of jobs requiring at least an associate degree or higher to grow by more than 14% between 1996 and 2006. In part because of the recent trend toward corporate downsizing, enrollment in postsecondary programs is expected to increase substantially as individuals seek to enhance their skills or re-train for new job requirements.

   Recognition of the Value of Postsecondary Education. We believe that prospective students are increasingly recognizing the income premium and other improvements in career prospects associated with a postsecondary education. On average, (1) a female with an associate degree earns 33% more than a female high school graduate, and a male with an associate degree earns 19% more than a male high school graduate, while (2) a female with a bachelor's degree earns 57% more than a female high school graduate, and a male with a bachelor's degree earns 53% more than a male high school graduate. Independent research studies have demonstrated that prospective students consider these benefits in making their education decisions.

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

   Decreasing Size of Military Forces. Due to defense budget cuts and the corresponding reduction in the U.S. armed forces, the U.S. military, a traditional provider of technical and career-oriented training, is able to provide fewer educational opportunities. According to the U.S. Department of Defense, the aggregate number of military personnel has declined 35% since 1989, with the aggregate number of individuals on active duty in the military services declining from 2.13 million in 1989 to 1.38 million in 2000. This has left an educational void to be filled by other sources, including proprietary career-oriented schools.

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

   Focusing on Core Curricula. Our schools offer educational programs principally in four career-related fields of study:

  . visual communication and design technologies, offered at 24 campuses

  . information technology, including Internet and intranet technology, offered at 25 campuses

  . business studies, offered at 17 campuses

  . culinary arts, offered at eight campuses

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

   Adapting and Expanding Educational Programs. We strive to meet the changing needs of our students and the employment market. We continually refine and adapt our courses to ensure that both students and employers are satisfied with the quality and breadth of our educational programs. Through various means, including student and employer surveys and curriculum advisory boards comprised of business and community members, our schools regularly evaluate their program offerings and consider revisions to existing classes and programs, as well as the introduction of new courses and programs of study within our core curricula. We selectively duplicate programs that have been successful elsewhere in our school system. In 2000, we successfully duplicated 10 programs and plan to continue this curricula migration in the future.

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

   Emphasizing School Management Autonomy and Accountability. We provide significant autonomy and appropriate performance-based incentives to our campus-level managers. We believe these policies foster an important sense of personal responsibility for achieving campus performance objectives. We also believe our willingness to grant local autonomy provides our schools and us with a significant advantage in recruiting and retaining highly-motivated individuals with an entrepreneurial spirit. Management of each of our campuses is principally directed by a campus president and local managers, who are accountable for the campuses' operations and profitability. Regional oversight ensures adherence to business plans, while business strategy, finance and accounting consolidation functions are centralized at our executive offices in Hoffman Estates, Illinois. When a new school is acquired, we evaluate the capabilities of existing campus management personnel, and typically retain a significant portion, which contributes to our ability to rapidly integrate acquired schools into our system. We also determine the acquired school's needs for additional or stronger managers in key areas and, where necessary, take appropriate action by hiring new managers or assigning experienced staff to the school's campuses.

   Direct Response Marketing. We seek to increase school enrollment and profitability through intensive local, regional and national direct response marketing programs designed to maximize each school's market penetration. We also use the Internet to attract potential students and believe that this medium will be an increasingly important marketing tool. Because many of our schools have been significantly under-marketed prior to their acquisition, we believe that major benefits can result from carefully crafted, targeted marketing programs that leverage schools' curriculum strength and brand name recognition. After every acquisition, we design a marketing program tailored to the particular school to highlight its strengths and to improve student lead generation and student enrollment rates. Our management uses a diversified media, direct response approach, including direct mail, Internet-based advertising, infomercials, other television-based advertising, newspaper advertising and other print media, to attract potential students. We place particular emphasis on high school recruitment because it produces a steady supply of new students.

   Improving Student Retention. We emphasize the retention of students, from initial enrollment to completion of their courses of study, at each of our schools. Because, as at any postsecondary educational institution, a substantial portion of our students never finish their educational programs for personal, financial or academic reasons, substantial increases in revenue and profitability can be achieved through modest improvements in student retention rates. Our costs to keep current students in school are much less than the expense of the marketing efforts associated with attracting new students; therefore, student retention efforts, if successful, are extremely beneficial to operating results. We strive to improve retention by treating students as valued customers. We consider student retention the responsibility of the entire staff of each school, from admissions to faculty and administration to career counseling services, and provide resources and support for the retention efforts developed by our local school administrators. School personnel typically employ an approach based upon establishing personal relationships with students; for example, students may receive a telephone call from a school counselor or faculty member if they miss classes. During 2000, we laid the groundwork for a highly innovative retention program called S.O.S. (Save Our Students). Its centerpiece is a chief student advocate who is responsible for implementing the program on campus. In addition, our corporate staff regularly tracks retention rates at each school and provides feedback and support to the efforts of local school administrators. As of December 31, 2000, our retention rate was approximately 76%. This rate was determined in accordance with the standards of the Accrediting Council for Independent Colleges and Schools, which determines retention rates by dividing the total number of student dropouts by the sum of (1) beginning student population, (2) new starts and (3) student re-enters.

   Emphasizing Employment of Graduates. We believe that the high rates of employment for graduates of our schools enhance the overall reputation of the schools as well as their ability to attract new students. High placement rates also lead to low student loan default rates, which are necessary to allow our schools to continue to participate in the federal student financial aid programs. We consider student placement to be a high priority and allocate a significant amount of time and resources to placement services. Due at least in part to this emphasis, 94% of our graduates for the academic year ended June 30, 2000, who were available for employment had found employment relating to their fields of study within six months of graduation. We are committed to maintaining or improving these graduate employment rates and newly acquired schools will be expected to meet similar graduate employment success standards.

Growth Strategy

   We believe we can achieve superior long-term growth in revenue and profitability by continuing to expand existing operations and acquire additional schools in attractive markets. We believe we can achieve additional growth in the future by establishing new campuses and also by entering new service areas and expanding internationally.

   Expanding Existing Operations. We believe that our existing 38 campuses can achieve significant internal growth in enrollment, revenue and profitability. We are executing our business and operating strategy, including all of the elements described above, to accomplish this growth. We believe that expansion of operations at our existing schools, along with acquisitions of new schools and opening of branch campuses, will be the primary generators of our growth in the near term.

   Acquiring Additional Schools. To date, we have grown by acquiring new schools in the U.S., Canada, the United Kingdom, and the United Arab Emirates and then applying our expertise in marketing and school management to increase enrollment, revenue and profitability at those schools. We expect that this process will continue to be an important element of our growth strategy. We may also continue to acquire operations outside North America where we believe significant opportunities exist. We have an active acquisition program and from time to time engage in, and are currently engaged in, evaluations of, and discussions with, possible acquisition candidates, including evaluations and discussions relating to acquisitions that may be material in size or scope.

   We make selective acquisitions of for-profit, career-oriented schools, which have capable faculty and operations staff, as well as quality educational programs, which stand to benefit from our educational focus, marketing and operating strengths. We target schools which we believe have the potential to generate superior financial performance. Generally, such schools demonstrate the following characteristics:

  . ""Schools of Choice" --Possessing leading reputations in career-oriented disciplines within local, regional and national markets

  . Success--Demonstrating the ability to attract, retain and place students, while meeting applicable federal and state regulatory criteria and accreditation standards

  . Marketable Curricula--Offering programs that provide students with relevant training and the skills necessary to obtain attractive jobs and advance in their selected fields

  . Broad Marketability--Attracting students from each of the high school, adult and international market segments

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

   Establishing New Campuses. We have currently added two new campuses and we expect to continue to most likely establish these new campuses as additional locations of existing institutions, but we may also establish campuses as entirely separate, freestanding institutions. Opening new campuses would enable us to capitalize on new markets or geographic locations that exhibit strong enrollment potential and/or the potential to establish a successful operation in one of our core curricula areas. We believe that this strategy will allow us to continue to grow rapidly even if appropriate acquisition opportunities are not readily available.

   Entering New Service Areas. While we expect that our current career-oriented school operations will continue to provide the substantial majority of our revenue in the near term, we plan to develop new education-related services that we believe offer strong long-term growth potential. In 1999, we introduced our first pilot distance learning program, which offers educational products and services through the Internet and other distribution channels. In February, 2001 we began enrolling students into American InterContinental University Online, our online university division. We also plan to expand our contract training business, which provides customized training on a contract basis for business and government organizations, and which is currently a limited part of the operations of a few of our schools. Although we have not yet actively targeted the growing market for contract training services, we believe that contract training can become a much more significant part of our business.

   Recruiting International Students. We believe that trends similar to those impacting the market for postsecondary career-oriented education in the U.S. and Canada are occurring outside of North America. As a result, we believe that there may be significant international opportunities in private, for-profit postsecondary education and will continue our marketing efforts in selected countries to increase international student enrollments at our schools.

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

   As of December 31, 2000, our schools employed approximately 380 admissions representatives, each of whom focuses his or her efforts on the following areas: (1) out-of-area/correspondence recruiting, (2) high school recruiting or
(3) in-house/local recruiting. Correspondence representatives work with students who live outside of the immediate school area to generate interest through correspondence with potential enrollees who have learned of the school through regional or national advertising. We believe that we are able to significantly boost enrollment by targeting students outside of the schools' local populations. High school recruiting representatives conduct informational programs at local secondary schools and follow up with interested students outside of school, either at their homes or on our school campus. The interpersonal relationships formed with high school counselors and faculty may have significant influence over a potential student's choice of school. In 2000, approximately 39% of our student population was under the age of 20. We believe that the relationships of our schools' representatives with the counseling departments of high schools are good and that the brand awareness and placement rates of our schools assist representatives in gaining access to counselors. In-house representatives are also available to speak with prospective students who visit campuses and to respond to calls generated through the school's advertising campaigns. Representatives interview and advise students interested in specific careers to determine the likelihood of their success in completing their educational programs. The admissions representatives are full-time, salaried employees of the schools. Regulations of the Department of Education prevent us from giving our U.S. employees incentive compensation based, directly or indirectly, upon the number of students recruited.

   We also engage in significant direct mail campaigns. We purchase mailing lists from a variety of sources, and we mail brochures regularly during the course of the year, with frequency determined by the number of school starts in a given year. We believe direct mailings offer a fast and cost-effective way to reach a targeted population.

   In addition, each school develops advertising for a variety of media, including radio, television and the Internet, which is run locally, regionally and sometimes nationally. While multi-media advertising is generally more appropriate for local markets, some initiatives have been successfully utilized on a national basis. We have found infomercials to be a particularly effective tool nationally because their length enables schools to convey a substantial amount of information about their students, faculty, facilities and, most importantly, their course offerings. We also believe that the personal flavor of the presentation typical of infomercials is well suited to attracting potential applicants. As an additional marketing tool, all of our schools have established web sites, which can be easily accessed for information about these schools and their educational programs. Although we retain independent advertising agencies, we design and produce a portion of our direct marketing and multi-media advertising and communications in-house, through Career Education Corporation (CEC) Creative Services Group. While a majority of CEC Creative Services Group's operations involve designing and producing advertising for us, an immaterial amount of revenue may be generated by providing these services to other businesses outside the postsecondary education industry as opportunities arise.

   We closely monitor the effectiveness of our marketing efforts. We estimate that, in 2000, admissions representatives were responsible for attracting approximately 41% of student enrollments, direct mailings were responsible for approximately 10%, television, radio and print media advertising were responsible for approximately 34%, Web sites were responsible for 10%, and the remaining 5% was attributable to various other methods.

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

   We recognize that our ability to retain students until graduation is an important indicator of our success and that modest improvements in retention rates can result in meaningful increases in school revenue and profitability. As with other postsecondary educational institutions, many of our students do not complete their programs for a variety of personal, financial or academic reasons. As a result, student retention is considered an entire school's responsibility, from admissions to faculty and administration to career counseling services. To minimize student withdrawals, faculty and staff members at each of our campuses strive to establish personal relationships with students. Each campus devotes staff resources to advising students regarding academic and financial matters, part-time employment and other matters that may affect their success. However, while there may be many contributors, each campus has a Director of Student Management specifically responsible for monitoring and coordinating the student retention efforts. In addition, our corporate staff regularly tracks retention rates at each campus and provides feedback and support to appropriate local campus administrators.

Curriculum Development and Faculty

   We believe that curriculum is an important component of our operations, because students choose, and employers recruit from, career-oriented schools based on the type and quality of technical education offered. The curriculum development efforts of our schools are a product of their operating partnership with students and the business and industrial communities.

   The relationship of each of our schools with the business community plays a significant role in the development and adaptation of school curriculum. Each school has one or more program advisory boards composed of members of the local and regional business community who are engaged in businesses directly related to the educational offerings provided by the school. These boards provide valuable input to the school's education department, which allows the school to keep programs current and provide students with the training and skills that these employers seek.

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

   Our schools are in continuous contact with employers through their faculty, many of whom are industry professionals. The schools hire a significant number of part-time faculty holding positions in business and industry because specialized knowledge is required to teach many of the schools' courses and to provide students with current, industry-specific training. The schedules of business and industry professionals often permit them to teach the many evening courses offered by our schools. Unlike traditional four-year colleges, instructors in our schools are not awarded tenure and are evaluated, in part, based upon student evaluations. As of January 31, 2001, our schools employed approximately 2,600 faculty and staff members, of whom approximately 37% were full-time employees and approximately 63% had been hired on a part-time, adjunct basis.

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

   Business strategy, finance and accounting consolidation functions are centralized at our corporate headquarters. Our corporate staff develops long-term and short-term operating strategies for the schools and works closely with local administrators to accomplish their goals and ensure adherence to our strategy. We maintain stringent quality standards and controls at both the corporate and individual school levels. Activities at the corporate level include regular reporting processes which track the vital statistics of each school's operations, including leads, enrollments, retention rates, placements and financial data. These reports allow management to monitor the performance of each campus. Each operating department at the campus level is also required to compile quantitative reports at regular intervals, including reports on admissions, financial aid, academic performance and placement.

   We use a number of quality and financial controls. Information is tracked through an advanced, PC-based management information system, which currently runs on a decentralized basis, but also allows centralized access to account information.

Tuition and Fees

   Currently, total tuition for completion of a diploma/certificate program offered by our schools, assuming full time attendance, ranges from $7,000 to $34,000, for completion of an associate's degree program ranges from $15,000 to $25,000, for completion of a bachelor's degree program ranges from $25,000 to $85,000, and for completion of a master's degree program ranges from $45,000 to $100,000. In addition to these tuition amounts, students at our schools typically must purchase textbooks and supplies as part of their educational programs.

   Our institutions bill students for their tuition and other institutional charges based on the specific instructional format or formats of the school's educational programs. Each institution's refund policies must meet the requirements of the Department of Education and such institution's state and accrediting agencies. The U.S. Department of Education requires that a proportionate return of Title IV funds be disbursed to individual students, based on the number of days enrolled during a payment period or period of enrollment, for those students who cease attendance within the first 60% of their payment period or period of enrollment. Refunds of tuition and other institutional charges are based on state refund requirements or institutional refund policies, as applicable.

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

   We devote a significant amount of time and resources to student placement, which we believe to be the ultimate indicator of our success. We believe that our average placement rate is attractive to prospective students. Student placement is a top priority of each of our schools beginning on the first day of student enrollment. This approach heightens the students' awareness of the placement department and keeps students focused on their goal--job placement within their field of choice. Moreover, our schools include career development instruction in our curricula, which includes the preparation of resumes, cover letters, networking and other essential job-search tools. Placement office resources are regularly available to our graduates. With such assistance, our graduates find employment with a wide variety of businesses located not only in the schools' local markets but also regionally and nationally.

   Each campus' placement department also plays a role in marketing the campus' curriculum to the business community to produce job leads for graduates. As of December 31, 2000, approximately 100 employees worked in the placement departments of our campuses. Placement counselors participate in professional organizations, advisory boards, trade shows and community events to keep apprised of industry trends and maintain relationships with key employers. Partnerships with local and regional businesses are established through internships and curriculum development programs and facilitate placement of graduates in local and regional businesses. The placement department also assists current students in finding part-time jobs while attending school. These part-time placements often lead to permanent positions.

   Based on survey information received from graduating students and employers, we believe that of the 8,751 students graduating from our schools during the academic year ended June 30, 2000, 93.6% of the 8,189 available graduates, which excludes students who are continuing their education, are in active military service or are disabled or deceased, as well as students from foreign countries who are legally ineligible to work in the U.S., obtained employment in fields related to their program of study within six months following their graduation.

   The reputation of some of our schools allows them to charge fees to employers upon placement of many of their students. Our other schools do not currently receive such placement fees, nor, we believe, do any of our principal proprietary competitors. We believe that, as an additional source of revenue, we may be able to replicate these placement fee programs at some of our other schools.

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

Employees

   As of December 31, 2000, Career Education Corporation and our schools had a total of approximately 2,500 full-time and 2,400 part-time employees. We do not have any collective bargaining agreements with our employees. We consider our relations with our employees to be good.

Competition

   The postsecondary education market is highly fragmented and competitive, with no single institution having a significant market share. Our schools compete with traditional public and private two-year and four-year colleges and universities, other proprietary schools, including those that offer distance learning programs and alternatives to higher education such as immediate employment and military service. Private and public colleges and universities may offer courses of study similar to those of our schools. Some public institutions are able to charge lower tuition than our schools due in part to government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to proprietary schools. However, tuition at private, non-profit institutions is, on average, higher than the average tuition rates of our schools. Other proprietary career-oriented schools also offer programs that compete with those of our schools. We believe that our schools compete with other educational institutions principally based upon the quality of their educational programs, reputation in the business community, costs of programs and graduates' ability to find employment. Some of our competitors in both the public and private sectors may have substantially greater financial and other resources than us.

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

Financial Aid and Regulation

   Our schools and students in the U.S. and Canada participate in a wide variety of government-sponsored financial aid programs. For this reason, our schools are subject to extensive regulatory requirements imposed by government funding agencies and other bodies. For the 2000 fiscal year, we derived approximately 66% of our total net revenue on a cash basis from such government sponsored financial aid received by our students and we estimate that approximately 68% of our students receive government sponsored financial aid. Our students also finance their education through family contributions and individual resources.

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

   Regulation of Federal Student Financial Aid Programs for U.S. Schools. To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by the relevant agencies of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in the Title IV Programs only after the institution has demonstrated compliance with the Higher Education Act and the Department of Education's extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance to the Department of Education on an ongoing basis. These standards are applied primarily on an institutional basis, with an institution defined as a main campus and its additional locations, if any. Under this definition, each of our U.S. campuses is a separate institution, except for Briarcliffe-Patchogue, which is an additional location of Briarcliffe-Bethpage, Gibbs-Piscataway, which is an additional location of Gibbs-Montclair, and the IADT-Fairmont (formerly known as the School of Computer Technology-Fairmont), which is an additional location of the IADT-Pittsburgh (formerly known as School of Computer Technology-Pittsburgh). American InterContinental University campuses in Dunwoody, Dubai, Los Angeles, Ft. Lauderdale, and London are additional locations of American InterContinental University-Buckhead. All of our U.S. schools currently participate in the Title IV Programs.

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

   None of our institutions had a FFEL or FDL cohort default rate of 25% or greater for any of the last three federal fiscal years. The following table sets forth the FFEL and FDL cohort default rates for our institutions for federal fiscal years 1998, 1997, and 1996, the most recent years for which the Department of Education has published such rates:

                                                                FFEL and FDL
                                                               Cohort Default
                                                                    Rate
                                                               ----------------
      School                                                   1998  1997  1996
      ------                                                   ----  ----  ----
      American InterContinental University
        Atlanta, GA (Dunwoody and Buckhead)...................  8.4%  8.9% 13.1%
        Dubai, United Arab Emirates,
        Los Angeles, CA, Ft. Lauderdale, FL
        and London, England
      Allentown Business School
        Allentown, PA.........................................  9.2  13.4   9.7
      Briarcliffe College
        Bethpage & Patchogue, NY..............................  7.9  10.2  13.3
      Brooks College
        Long Beach, CA........................................ 16.3  19.3  21.1
      Brooks Institute of Photography
        Santa Barbara, CA.....................................  6.0   4.4   9.7
      Brown Institute
        Mendota Heights, MN...................................  9.5  14.9  17.4
      California Culinary Academy
        San Francisco, CA.....................................  2.7   8.4   9.3
      California School of Culinary Arts*
        South Pasadena, CA....................................  --    --    --
      Collins College
        Tempe, AZ............................................. 10.0  14.7  15.4
      The Cooking and Hospitality Institute of Chicago
        Chicago, IL...........................................  7.9  13.1  11.9
      Gibbs College
        Norwalk, CT...........................................  5.6  11.0  16.0
        Montclair, NJ and Piscataway, NJ...................... 16.5  16.1  14.5
      Gibbs School
        Vienna, VA............................................  9.2   7.9  10.7
      Harrington Institute of Interior Design
        Chicago, IL...........................................  1.4   7.8   6.8
      International Academy of Design and Technology
        Chicago, IL...........................................  6.8  11.3  13.8
        Pittsburgh, PA and Fairmont, WV.......................  9.5  11.1  12.9
        Tampa, FL.............................................  7.5  10.0  11.2
      The Katharine Gibbs Schools
        Boston, MA............................................ 14.2  17.3  16.2
        Melville, NY..........................................  7.6  10.6  12.7
        New York, NY..........................................  8.5  11.2  17.3
        Providence, RI........................................ 18.5  14.0  14.9
      McIntosh College
        Dover, NH.............................................  7.7   9.3   6.8
      Scottsdale Culinary Institute
        Scottsdale, AZ........................................  5.2   5.9   4.0
      Western Culinary Institute
        Portland, OR..........................................  7.5   9.2   9.8

--------
* California School of Culinary Arts did not begin participating in the FFEL or FDL programs until being acquired by us in March 1998.

   An institution whose cohort default rate under the FFEL or FDL program equals or exceeds 25% for any one of the three most recent federal fiscal years, or whose cohort default rate under the Perkins program exceeds 15% for any year, may be placed on provisional certification status by the Department of Education for up to four years. Six of our institutions have Perkins cohort default rates in excess of 15% for students who were scheduled to begin repayment in the 1998-99 federal award year, the most recent year for which such rates have been calculated. The Perkins cohort default rates for these six institutions ranged from 26.23% to 100.0%. These rates include three institutions that previously notified the Department of Education that they are no longer participating in the Perkins Loan program. To date, the Department of Education has placed only three of our institutions, Allentown, Gibbs-Melville and Gibbs-Montclair, on provisional certification for their cohort default rates. Each institution was placed on provisional certification for its Perkins default rate, either alone or in combination with other reasons. Total Perkins loans disbursed during 1999-2000 represented less than 1% of our total net revenue and we do not expect this level to increase in the future. See "--Eligibility and Certification Procedures."

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

   Under a separate standard of financial responsibility, an institution that has made late student refunds in either of its last two fiscal years must post a letter of credit with the Department of Education in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. Based on this standard, we currently have posted a total of $150,318 in letters of credit with respect to two International Academy of Design and Technology campuses, one Gibbs campus and McIntosh College.

   Change of Ownership or Control. When we acquire an institution that is eligible to participate in the Title IV Programs, that institution undergoes a change of ownership resulting in a change of control as defined by the Department of Education. Upon such a change of control, an institution's eligibility to participate in the Title IV Programs is subject to review, and the institution could lose its eligibility unless it can reestablish its state authorization and accreditation and satisfy the other requirements to be recertified by the Department of Education as an eligible institution under our ownership. If an institution is recertified following a change of control, it will be on a provisional basis.

   Under a 1998 amendment to the Higher Education Act and subsequent regulations, the Department of Education may provisionally and temporarily certify an institution following a change of control under certain circumstances while the Department of Education reviews the institution's application. The Department of Education has provided such temporary certification to each institution we have acquired since January 1999 in periods of time ranging from 10 to 40 days after closing.

   Each U.S. institution we have acquired has undergone a certification review under our ownership and has been certified to participate in the Title IV Programs. Eleven of our U.S. institutions are presently participating in Title IV Programs under provisional certification (eight due to change of ownership) and the remaining twelve have been granted regular certification. American InterContinental University, which we acquired in

January 2001, has been certified under our ownership on a temporary and provisional basis and has filed its application to obtain provisional certification.

   Some other types of transactions can also cause a change of control. The Department of Education, state education agencies and the accrediting agencies that accredit our schools have their own definitions of when a transaction is deemed a change of control. With respect to a publicly traded corporation, such as us, Department of Education regulations issued and effective November 2000 provide that a change of control occurs under either of two standards. First, a change of control occurs if a person acquires such ownership and control that the corporation if required to file a Current Report on Form 8-K with the Securities and Exchange Commission disclosing a change of control. Second, a change of control occurs if a shareholder (other than an institutional investor) that owns at least 25% of the corporation's voting stock and more voting stock that any other shareholder ceases to satisfy either of those conditions. Most of the states and accrediting agencies include the sale of a controlling interest of common stock in the definition of a change of control. A change of control under the definition of one of these agencies would require the affected institution to reaffirm its state authorization or accreditation. The requirements to obtain such reaffirmation from the states and accrediting agencies with jurisdiction over our schools vary widely.

   The potential adverse effects of a change of control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our capital stock.

   Opening Additional Schools and Adding Educational Programs. The Higher Education Act generally requires that proprietary institutions be fully operational for two years before applying to participate in the Title IV Programs. However, an institution that is certified to participate in the Title IV Programs may establish an additional location and apply to participate in the Title IV Programs at that location without reference to the two-year requirement, if such additional location satisfies all other applicable eligibility requirements. Our expansion plans are based, in part, on our ability to open new campuses as additional locations of our existing institutions. Under a recently issued regulation that will take effect on July 1, 2001, an institution that satisfies certain conditions may open an additional location that may begin participation in the Title IV Programs as soon as the institution notifies the Department of Education of such location, rather than waiting for Department of Education approval.

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

   Administrative Capability. The Department of Education assesses the administrative capability of each institution that participates in the Title IV Programs under a series of separate standards. Failure to satisfy any of the standards may lead the Department of Education to find the institution ineligible to participate in the Title IV Programs or to place the institution on provisional certification as a condition of its participation. A violation of these requirements could also subject the institutions to other penalties. See "-- Compliance with Regulatory Standards and Effect of Regulatory Violations."

   One standard, which applies to programs with the stated objective of preparing students for employment, requires the institution to show a reasonable relationship between the length of the program and the entry-level job requirements of the relevant field of employment. We believe we have made the required showing for each of our applicable programs. Short-term educational programs that provide less than 600 clock hours, 16 semester hours or 24 quarter hours of instruction must demonstrate that 70% of all students who enroll in such programs complete them within a prescribed time and that 70% of the graduates of such programs obtain employment in the occupation for which they were trained within a prescribed time. Some of the Gibbs institutions offer such short-term programs, but students enrolled in these programs represent a small percentage of our total enrollment. To date, the applicable institutions have been able to establish that their short-term educational programs meet the required completion and placement percentages.

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

   Eligibility and Certification Procedures. The Higher Education Act and its implementing regulations require each institution to apply to the Department of Education for continued certification to participate in the Title IV Programs at least every six years, or when it undergoes a change of control. The Department of Education may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards. The Department of Education may withdraw an institution's provisional certification without advance notice if the Department of Education determines that the institution is not fulfilling all material requirements, and may more closely review an institution that is provisionally certified if it applies for approval to open a new location or make any other significant change. Provisional certification does not otherwise limit an institution access to Title IV Program funds. In addition, an institution must obtain Department of Education approval for substantial changes (i.e., changes in an institution's accrediting agency or state authorizing agency, as well as changes to an institution's structure or certain basic educational features).

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

   Compliance with Regulatory Standards and Effect of Regulatory Violations. Our schools are subject to audits and program compliance reviews by various external agencies, including the Department of Education, state authorizing agencies, guaranty agencies and accrediting agencies. The Higher Education Act and its implementing regulations also require that an institution's administration of Title IV Program funds be audited annually by an independent accounting firm, and the resulting audit report submitted to the Department of Education for review. If the Department of Education or another regulatory agency determined that one of our institutions improperly disbursed Title IV Program funds or violated a provision of the Higher Education Act or the Department of Education's regulations, that institution could be required to repay such funds, and could be assessed an administrative fine. The Department of Education could also subject the institution to heightened cash monitoring, under which the institution's federal funding requests would be more carefully reviewed by the Department of Education, or the Department of Education could transfer the institution from the advance system of receiving Title IV Program funds to the reimbursement system, under which an institution must disburse its own funds to students and document the students' eligibility for Title IV Program funds before receiving such funds from the Department of Education. Violations of Title IV Program requirements could also subject us or our schools to other civil and criminal penalties.

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

   The level of regulatory oversight varies substantially from state to state. In some states, the campuses are subject to licensure by an agency that regulates proprietary schools and also by a separate higher education agency. State laws establish standards for instruction, qualifications of faculty, location and nature of facilities, financial policies and other operational matters. State laws and regulations may limit our schools' ability to operate or to award degrees or diplomas or offer new degree programs. Some states prescribe standards of financial responsibility that are different from those prescribed by the Department of Education. We believe that each of our campuses is in substantial compliance with state authorizing and licensure laws. If any one of our campuses lost its state authorization, the campus would be unable to offer its programs and we would be forced to close that campus. Closing one of our campuses for any reason could have a material adverse effect on our business, results of operations or financial condition.

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

   Accreditation by an accrediting agency recognized by the Department of Education is required for an institution to be certified to participate in the Title IV Programs. Accrediting agencies must adopt specific standards in connection with their review of postsecondary institutions to be recognized by the Department of Education. All of our U.S. campuses are accredited by an accrediting agency recognized by the Department of Education. Fifteen of our campuses are accredited by the Accrediting Council for Independent Colleges and Schools ("ACICS"), six of our campuses are accredited by the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT"), six of our campuses are accredited by the Southern Association of Colleges and Schools Commission on Colleges, one of our campuses is accredited by the Accrediting Commission for Community and Junior Colleges of the Western Association of Schools and Colleges, one of our campuses is accredited by the National Association of Schools of Art and Design, one of our campuses is accredited by the New England Association of Schools and Colleges--Commission on Technical and Career Institutions and two of our campuses are accredited by the Middle States Association of Colleges and Schools--Commission on Higher Education. In addition, four of our campuses' interior design programs are accredited by the Foundation for Interior Design Education Research and four of our campuses' culinary arts programs are accredited by the American Culinary Federation Educational Institute Accrediting Commission, accrediting agencies which are not recognized by the Department of Education.

   An accrediting agency may place a campus on "reporting" status to monitor one or more specified areas of performance. A campus placed on reporting status is required to report periodically to its accrediting agency on that campus' performance in the specified areas. None of our campuses is on reporting status with its accrediting agency. If any of our campuses lose its accreditation, the campus would be ineligible to continue its participation in the Title IV Programs. The loss of Title IV funding for any of our campuses could have a material adverse effect on our business, results of operation or financial condition.

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

   Ontario. The Ontario Ministry of Training, Colleges and Universities ("Ontario Ministry") provides financial assistance to eligible students through the Ontario Student Assistance Plan ("OSAP"). This plan includes two main components, the Canada Student Loan Program and the Ontario Student Loans Plan. To maintain the right to administer OSAP, our schools located in Ontario, Internatioal Academy of Design and Technology in Ottawa and Toronto and the SoftTrain Institute (the "Ontario Schools"), must, among other things, be registered and in good standing under the Private Vocational Schools Act (Ontario) and abide by the rules, regulations and administrative manuals of the Canada Student Loan Program, Ontario Student Loans Plan and other OSAP-related programs. In order to attain initial eligibility, an institution has to establish that it has (1) been in good standing under the Private Vocational Schools Act (Ontario) for at least 12 months, (2) offered an eligible program for at least 12 months and (3) graduated at least one class with a minimum of five students enrolled in an eligible program that satisfied specific requirements with respect to class size and graduation rate. Pursuant to Ontario Ministry rules, during the first two years of initial eligibility, an institution has its administration of OSAP independently audited, and full eligibility is not granted until these audits confirm that the school is properly administering OSAP. Our Ontario Schools have been granted full eligibility. Under Ontario Ministry rules, our Ontario Schools must advise the Ontario Ministry before they take any material action that may result in their failure or inability to meet any rules, regulations or requirements related to OSAP.

   In order for our Ontario Schools to establish any new branches, they must obtain OSAP-designation from the Ontario Ministry. We do not believe that OSAP's requirements will create significant obstacles to our plans to acquire additional institutions or open new branches in Ontario.

   Our Ontario Schools may submit applications for loans only to students enrolled in educational programs that have been designated as OSAP-eligible by the Ontario Ministry. To be eligible, among other things, a program must be registered with the Private Vocational Schools Unit of the Ontario Ministry, must be of a minimum length and must lead to a diploma or certificate. We do not anticipate that these program approval requirements will create significant problems with respect to our plans to add new educational programs.

   Under Ontario Ministry rules, an institution cannot automatically acquire OSAP designation through the acquisition of other OSAP-eligible institutions. When there is a change of ownership, including a change in controlling interest, in a non-incorporated OSAP-eligible institution, the Ontario Ministry will require evidence of the institution's continued capacity to properly administer the program before extending OSAP designation to the new owner. We do not believe that this annual filing will be considered a change of ownership for purposes of OSAP. Given that the Ontario Ministry periodically revises its regulations and other requirements and changes its interpretations of existing laws and regulations, we cannot assure you that the Ontario Ministry will agree with our understanding of each requirement.

   Our Ontario Schools are required to audit their OSAP administration annually and the Ontario Ministry is authorized to conduct its own audits of our administration of these programs. We have complied with these requirements on a timely basis. Based on the most recent annual compliance audits, our Ontario schools are in substantial compliance with OSAP requirements and we believe that the schools continue to be in substantial compliance with these requirements.

   The Ontario Ministry has the authority to take any measures it deems necessary to protect the integrity of the administration of OSAP. If the Ontario Ministry deems a failure to comply to be minor, the Ontario Ministry will advise us of the deficiency and provide us with an opportunity to remedy it. If the Ontario Ministry deems the failure to comply to be serious in nature, the Ontario Ministry has the authority to: (1) condition our continued OSAP designations upon our meeting specific requirements during a specific time frame; (2) suspend our OSAP designations; or (3) revoke our OSAP designations. When the Ontario Ministry determines that any non-compliance in our OSAP administration is serious, the Ontario Ministry has the authority to contract with an independent auditor, at our expense, to conduct a full audit in order to quantify the deficiencies and to require repayment of all loan amounts. In addition, the Ontario Ministry may impose a penalty up to the amount of the damages assessed in the independent audit.

   Adopting a practice similar to that of the U.S. Department of Education, the Ontario Ministry calculates for each school student loan default rates on the basis of incidences of default and expresses the default rates as a percentage of the total number of loans issued to students attending that school. Beginning with loans issued in the 1998-99 award year (August 1, 1998 to July 31, 1999), institutions with a 1997 default rate which is 15 percentage points or more above the 1997 provincial average of 23.5% (i.e. 38.5%) will be required to share the cost of defaults. In the 1999-2000 award year, this policy will apply to institutions with a 1998 default rate 10 percentage points or more above 23.5% (i.e. 33.5%). In the 2000-2001 award year, this policy will apply to institutions with a 1999 default rate above 28.5%. For the 2001-2002 award year, this policy will apply to institutions with a 2000 default rate of 25.0%. Our International Academy of Design and Technology school in Toronto had an overall default rate of 18.1% in 2000, 16.7% in 1999, and 23.8% in 1998. Our International Academy of Design and Technology school in Ottawa had an overall default rate of 13.0% in 2000 and 15.4% in 1999. The default rates for our SoftTrain Institute in Toronto are not recorded by the Ontario Ministry.

   For the purpose of calculating default rates, student loan recipients/defaulters are assigned to the last institution they attended. An Ontario student loan is in default when the Ontario government has paid a bank's claim for an inactive loan. A loan is inactive when no payments were made by the student for at least 90 days. The overall 2000 default rate for Ontario post-secondary institutions (which includes universities, colleges and private vocational schools) is 15.7%, a decrease of 2.5% from the 1999 default rate of 18.2%. The 2000 default rate for the private vocational school sector, as a whole, is 28.9%.

   The Ontario Ministry has stated that while the decrease in the overall default rate is encouraging, it remains, from the Ontario government's perspective, unacceptably high. The Ontario Ministry's business plan requires that the overall default rate for Ontario post-secondary institutions be reduced to 10.0% within the next two years, failing which the institution in question will be responsible for sharing the cost of defaults.

   On December 20, 2000, the Ontario legislature passed the Ministry of Training, Colleges and Universities Statute Law Amendment Act, that will bring about several changes to Ontario's college and university system. The legislation and changes will expand access to Ontario students to degree programs by allowing the establishment of privately funded degree granting institutions in the province, as well as permitting Ontario community colleges to offer applied degrees. The legislation (passed but not yet proclaimed in force) permits the Minister of Training, Colleges and Universities to appoint inspectors to ensure that institutions are administering OSAP properly and is part of the government's commitment to ensure both the viability of private institutions and the protection of both taxpayers and students.

   The legislation also creates now provincial offences to prevent OSAP abuse (for example, obtaining awards, grants and student loans to which a person is not entitled, for assisting a person in obtaining an award, grant or loan to which the person is not entitled, for failing to provide information when required and for providing false information in connection with an award, grant or student loan). An individual convicted of any one of the offences could be subject to a fine of not more than $25,000 and/or a term of imprisonment of not more than one year. A corporation convicted of an offence could be subject to a fine of not more than $100,000

   Federal bankruptcy legislation exempts federal and provincial student loans from being included in bankruptcy proceedings for a 10-year period following a students' completion of his or her studies.

   We may only operate a private vocational school in Ontario if the school is registered under the Private Vocational Schools Act (Ontario). Upon payment of the prescribed fee and satisfaction of the conditions prescribed by the regulations under the Private Vocational Schools Act (Ontario) and by the Private Vocational Schools Unit of the Ontario Ministry, an applicant or registrant such as one of our Ontario Schools are entitled to registration or renewal of registration to conduct or operate a private vocational school unless:

  . the school cannot reasonably be expected to be financially responsible in the conduct of the private vocational school,

  . the past conduct of the officers or directors provides reasonable grounds for belief that the operations of the school will not be carried on in accordance with relevant law and with integrity and honesty,

  . it can reasonably be expected that the course or courses of study or the method of training offered by the school will not provide the skill and knowledge requisite for employment in the vocation or vocations for which the applicant or registrant is offering instruction, and

  . the applicant is carrying on activities that are, or will be, if the applicant is registered, in contravention of the Private Vocational Schools Act (Ontario) or the regulations under that Act.

   An applicant for registration to conduct or operate a private vocational school is required to submit with the application a bond in an amount determined in accordance with the regulations under the Private Vocational

Schools Act (Ontario). Our Ontario Schools are currently registered under the Private Vocational Schools (Ontario) Act for all locations, and we do not believe that there will be any impediment to renewal of such registrations on an annual basis.

   The Private Vocational Schools Act Ontario provides that a "registration" is not transferable. However, the Private Vocational Schools Unit of the Ontario Ministry takes the position that a purchase of shares of a private vocational school does not invalidate the school's registration under the Ontario Private Vocational Schools Act. We do not believe that this annual filing will invalidate the registrations of our Ontario Schools.

   If our Ontario Schools are convicted of violating the Ontario Private Vocational Schools Act or the regulations under that Act, the school can be fined up to $25,000 Canadian dollars.

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

ITEM 2. PROPERTIES

   Our corporate headquarters are located in Hoffman Estates, Illinois, near Chicago, and our 38 campuses are located throughout the United States and Canada, the United Kingdom and the United Arab Emirates. Each campus contains teaching facilities, including modern classrooms, laboratories and, in the case of the schools with culinary arts programs, large, well-equipped kitchens. Admissions and administrative offices are also located at each campus. Additionally, Brooks College campus includes a dormitory and student cafeteria. Western, Scottsdale, California School of Culinary Arts, California Culinary Academy and The Cooking and Hospitality Institute of Chicago lease and operate restaurants in conjunction with their culinary arts program.

   We lease all of our facilities, except the primary Gibbs facility in Montclair, New Jersey and the facility at Brooks Institute of Photography, which we own. As of December 31, 2000, we owned approximately 170,000 square feet, which includes four buildings in New Orleans held for sale acquired through our California Culinary Academy purchase. As of December 31, 2000, we have entered into leases for approximately 1.8 million square feet. The leases have remaining terms ranging from less than one year to ten years.

   We actively monitor facility capacity in light of our current utilization and projected enrollment growth. We have plans to lease approximately 120,000 additional square feet in 2001 to accommodate our growth. We believe that our schools can acquire any necessary additional capacity on reasonably acceptable terms. We devote capital resources to facility improvements and expansions as necessary.

ITEM 3. LEGAL PROCEEDINGS

   We and our institutions are subject to occasional lawsuits, investigations and claims arising out of the ordinary conduct of our business. Although outcomes cannot be predicted with certainty, we do not believe that any legal proceeding to which we are a party will have a material adverse effect on our business, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of our security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our Common Stock has been quoted on the Nasdaq National Market (the "National Market") under the symbol "CECO" since January 29, 1998.

   The following table sets forth the range of high and low sales prices per share for our common stock as reported on the National Market, where the stock trades under the symbol "CECO," for the periods indicated. All share prices reflect our 2-for-1 stock split effected in the form of a stock dividend in August 2000. The initial public offering price of our common stock on January 28, 1998 was $8.00 per share.

                                                                    High   Low
                                                                   ------ ------
      1999:
        First Quarter............................................. $18.50 $13.75
        Second Quarter............................................  19.50  14.94
        Third Quarter.............................................  17.00  11.50
        Fourth Quarter............................................  19.25  10.97
      2000:
        First Quarter............................................. $19.88 $15.56
        Second Quarter............................................  24.63  14.00
        Third Quarter.............................................  45.25  24.13
        Fourth Quarter............................................  45.50  26.00

   The closing price of our common stock as reported on the National Market on March 15, 2001 was $45.13 per share. As of March 15, 2001, there were 61 holders of record of our common stock.

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

ITEM 6. SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

   The following selected historical consolidated financial and other data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our selected statement of operations data set forth below for the years ended December 31, 2000, 1999 and 1998 and the balance sheet data as of December 31, 2000, 1999 and 1998 are derived from our audited consolidated financial statements.

                                                  Year Ended December 31,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
                                                   (Dollars in thousands,
                                                   except per share data)
Statement of Operations Data:
Revenue:
 Tuition and registration fees, net............. $295,674  $199,057  $132,926
 Other, net.....................................   29,619    17,747    11,306
                                                 --------  --------  --------
   Total net revenue............................  325,293   216,804   144,232
Operating Expenses:
 Educational services and facilities............  129,628    85,490    57,151
 General and administrative.....................  135,691    96,406    63,856
 Depreciation and amortization..................   20,594    14,557    12,163
 Compensation expense related to the initial
  public offering...............................      --        --      1,961
                                                 --------  --------  --------
   Total operating expenses.....................  285,913   196,453   135,131
                                                 --------  --------  --------
Income from operations..........................   39,380    20,351     9,101
Interest income.................................    1,484       329       166
Interest expense................................   (1,358)   (1,482)   (1,416)
                                                 --------  --------  --------
Income before provision for income taxes and
 cumulative effect of change in accounting
 principle......................................   39,506    19,198     7,851
Provision for income taxes......................   17,322     8,255     3,350
                                                 --------  --------  --------
Income before cumulative effect of change in
 accounting principle...........................   22,184    10,943     4,501
Cumulative effect of change in accounting
 principle (net of taxes).......................     (778)      --       (205)
                                                 --------  --------  --------
Net income...................................... $ 21,406  $ 10,943  $  4,296
                                                 ========  ========  ========
Income attributable to common stockholders:
 Income before cumulative effect of change in
  accounting principle.......................... $ 22,184  $ 10,943  $  4,501
 Dividends on preferred stock...................      --        --       (274)
 Accretion to redemption value of preferred
  stock and warrants (2)........................      --        --     (2,153)
                                                 --------  --------  --------
Income before cumulative effect of change in
 accounting principle........................... $ 22,184    10,943     2,074
Cumulative effect of change in accounting
 principle, net.................................     (778)      --       (205)
                                                 --------  --------  --------
Net income attributable to common stockholders.. $ 21,406  $ 10,943  $  1,869
                                                 ========  ========  ========
Net income per share attributable to common
 stockholders
 Basic.......................................... $   1.14  $   0.71  $   0.14
                                                 ========  ========  ========
 Diluted........................................ $   1.10  $   0.69  $   0.14
                                                 ========  ========  ========
Other Data:
EBITDA (3)...................................... $ 59,974  $ 34,908  $ 21,264
EBITDA margin (3)...............................     18.4%     16.1%     14.7%
Capital expenditures, net.......................   28,453    12,169     6,383
Student population (4)..........................   29,000    22,500    15,900
Number of Campuses (5)..........................       30        26        20

                                                        December 31,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
                                                   (Dollars in thousands)
Balance Sheet Data:
Cash............................................ $ 33,742  $ 44,745  $ 23,548
Working capital.................................   29,316    25,787    15,994
Total assets....................................  280,699   210,524   132,887
Total debt......................................   19,120    49,939    22,617
Total stockholders' investment..................  200,893   113,681    84,636

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The discussion below contains certain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual growth, results, performance and business prospects and opportunities in 2001 and beyond could differ materially from those expressed in, or implied by, any such forward-looking statements. See "Special Note Regarding Forward-Looking Statements" on page 33 for a discussion of risks and uncertainties that could cause or contribute to such material differences.

   The following discussion and analysis should be read in conjunction with the Selected Historical Consolidated Financial Data and our Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

Background and Overview

   We are a provider of private, for-profit postsecondary education with 38 campuses throughout the United States and in Canada, the United Kingdom and the United Arab Emirates. We have approximately 33,400 students enrolled as of January 31, 2001 and our schools enjoy long operating histories and offer a variety of master's degree, bachelor's degree, associate degree, and diploma programs in career-oriented disciplines within our core curricula of:

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

   We have experienced significant growth both internally and through acquisitions with our net revenue increasing from $19.4 million in 1995 to $325.3 million in 2000. In addition, our net income increased from $0.1 million in 1995 to $21.4 million in 2000. In addition, we believe that EBITDA, while not a substitute for generally accepted accounting principles' measures of operating results, is an important measure of our financial performance and that of our schools. For the year ended December 31, 2000, EBITDA was $60.0 million, up 72 percent from $34.9 million for 1999. We believe that EBITDA is particularly meaningful due principally to the role acquisitions have played in our development. Our rapid growth through acquisitions has resulted in significant non-cash depreciation and amortization expense, because a significant portion of the purchase price of a school acquired by us is generally allocated to fixed assets, goodwill and other intangible assets. As a result of our ongoing acquisition strategy, non-cash amortization expense may continue to be substantial.

   Our principal source of revenue is tuition collected from our students. The academic year is at least 30 weeks in length, but varies both by individual school and program of study. The academic year is divided by term, which is determined by start dates, which vary by school and program. Payment of each term's tuition may be made by full cash payment, financial aid and/or an installment payment plan. If a student withdraws from school prior to the completion of the term, we refund the portion of tuition already paid which is attributable to the period of the term that is not completed. Revenue is recognized ratably over the period of the student's program, and is reflected net of bad debt expense.

   Our campuses charge tuition at varying amounts, depending not only on the particular school, but also upon the type of program and the specific curriculum. On average, our campuses increase tuition one or more times annually.

   Other revenue consists of bookstore sales, placement fees, contract training, dormitory and cafeteria fees, rental income, and restaurant revenue. Other revenue is recognized during the period services are rendered.

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

   On June 1, 1999, we acquired certain assets and assumed certain liabilities of Brooks Institute of Photography. The purchase price was approximately $6.6 million.

   On December 3, 1999, we acquired all of the outstanding shares of capital stock of Washington Business School. The purchase price was approximately $2.9 million.

   On February 1, 2000, we acquired all of the outstanding shares of capital stock of The Cooking and Hospitality Institute of Chicago. The purchase price was approximately $5.1 million.

   On April 3, 2000, we closed the acquisition of California Culinary Academy. The purchase price for the shares and assumed debt were approximately $19.1 million and $3.0 million, respectively.

   On July 28, 2000, we closed the acquisition of SoftTrain number. The purchase price was approximately $0.5 million.

   On October 2, 2000, we closed the acquisition of Retter Business College. The purchase price was approximately $0.4 million.

   On January 2, 2001, we closed the acquisition of EduTrek International, Inc., a Georgia corporation and operator of American InterContinental University (AIU). EduTrek's shareholders received an aggregate of 1.2 million shares of our common stock and $2.5 million in cash. The acquisition was accounted for as a purchase and the purchase price, subject to adjustment, exceeded the fair market value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $65 million. Additionally, at November 30, 2000, one of EduTrek's lenders, Sylvan Learning Systems, Inc., assigned its $5.0 promissory note to us in exchange for $5.0 million plus accrued interest.

Results of Operations

   The following table summarizes our operating results as a percentage of net revenue for the periods indicated.

                                                               Year Ended
                                                              December 31,
                                                            -------------------
                                                            2000   1999   1998
                                                            -----  -----  -----
Revenue:
  Tuition and registration fees, net......................   90.9%  91.8%  92.2%
  Other, net..............................................    9.1    8.2    7.8
                                                            -----  -----  -----
    Total net revenue.....................................  100.0  100.0  100.0
                                                            -----  -----  -----
Operating expenses:
  Educational services and facilities.....................   39.8   39.4   39.6
  General and administrative..............................   41.7   44.5   44.3
  Depreciation and amortization...........................    6.3    6.7    8.4
  Compensation related to the initial public offering.....    --     --     1.4
                                                            -----  -----  -----
    Total operating expenses..............................   87.8   90.6   93.7
                                                            -----  -----  -----
Income from operations....................................   12.2    9.4    6.3
Interest income...........................................    0.5    0.2    0.1
Interest Expense..........................................   (0.4)  (0.7)  (1.0)
                                                            -----  -----  -----
Income before provision for taxes and cumulative effect of
 change in accounting principle...........................   12.3    8.9    5.4
Provision for income taxes................................    5.3    3.8    2.3
                                                            -----  -----  -----
Income before cumulative effect of change in accounting
 principle................................................    7.0    5.1    3.1
Cumulative effect of change in accounting principle (net
 of taxes)................................................   (0.2)   --    (0.1)
                                                            -----  -----  -----
Net income................................................    6.8    5.1    3.0
                                                            =====  =====  =====
Net income attributable to common stockholders............    6.8%   5.1%   1.3%
                                                            =====  =====  =====

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   Revenue. Net tuition and registration fee revenue increased 49%, from $199.1 million in 1999 to $295.7 million in 2000. The increase was due to an approximate 22% increase in the average student population at the schools which we owned prior to 1999, tuition increases effective in 2000 and student enrollment mix. The increase was also due to added net tuition and registration fee revenue of $34.6 million for schools acquired during and after 1999. Bad debt expense increased 38% from $6.7 million in 1999 to $9.2 million in 2000, but remained fairly consistent from year to year as a percentage of gross revenue. Other net revenue increased 67%, from $17.7 million in 1999 to $29.6 million in 2000, primarily due to the schools acquired during and after 1999.

   Educational Services and Facilities Expense. Educational services and facilities expense increased 52% from $85.5 million in 1999 to $129.6 million in 2000. Of this increase, $22.0 million was attributable to schools owned prior to 1999 and $20.6 million was attributable to schools acquired during and after 1999. These increases were primarily due to the increase in average student population mentioned above, an increase in contract training costs, as well as an increase in curriculum development.

   General and Administrative Expense. General and administrative expense increased 41%, from $96.4 million in 1999 to $135.7 million in 2000. The increase was primarily attributable to $13.5 million of expenses for schools acquired during and after 1999, costs totaling $7.9 million related to planned corporate and regional infrastructure enhancements and increased advertising and marketing (including admissions) of $13.8 million for schools owned prior to 1999.

   Depreciation and Amortization Expense. Depreciation and amortization expense increased 41%, from $14.6 million in 1999 to $20.6 million in 2000. This increase was due to increased capital expenditures for schools acquired during and after 1999 and related increased depreciation expense of $1.1 million in 2000. Additionally, depreciation expense increased $5.2 million due to the depreciation expense for schools owned prior to 1999. Amortization expense decreased from $4.9 million in 1999 to $4.6 million in 2000, primarily due to the decline of amortization of non-competition agreements for the acquisition of schools prior to 1999.

   Interest Income. Interest income increased 351% from $0.3 million in 1999 to $1.5 million in 2000 due to investments related to the proceeds from our May 2000 public offering.

   Interest Expense. Interest expense decreased 8%, from $1.5 million in 1999 to $1.4 million in 2000. The overall change in interest expense was primarily due to a reduction in indebtedness following our May 2000 public offering.

   Provision for Income Taxes. The provision for income taxes increased 110% from $8.3 million in 1999 to $17.3 million in 2000 as a result of the increase in pretax income. We expect our effective tax rate to increase in 2001 due to the impact of nondeductible goodwill amortization associated with the EduTrek merger.

   Income before Cumulative Effect of Change in Accounting Principle. Income before cumulative effect of change in accounting principle increased to $22.2 million in 2000 from $10.9 million in 1999, due to the reasons noted above.

   Cumulative Effect of Change in Accounting Principle. We adopted Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, as of January 1, 2000, resulting in a net of tax charge of $0.8 million in 2000. SAB 101 requires us to recognize revenue related to application and registration fees over the students benefit period rather than as revenue upon receipt.

   Net Income. Net income increased to $21.4 million in 2000 from $10.9 million in 1999, due to the reasons noted above.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Revenue. Net tuition and registration fee revenue increased 50%, from $132.9 million in 1998 to $199.1 million in 1999. The increase is due to an approximate 18% increase in the average student population at our schools, which we owned prior to 1998, tuition increases effective in 1999, and student enrollment mix. The increase was also due to added net tuition and registration fee revenue of $27.1 million for schools acquired during and after 1998. Bad debt expense increased 34% from $5.0 million in 1998 to $6.7 million in 1999, but remained fairly consistent from year to year as a percentage of gross revenue. Other net revenue increased 57%, from $11.3 million in 1998 to $17.7 million in 1999, due to the schools acquired during and after 1998.

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

   General and Administrative Expense. General and administrative expense increased 51%, from $63.9 million in 1998 to $96.4 million in 1999. The increase was primarily attributable to $11.2 million of expenses for schools acquired prior to 1998, costs totaling $6.6 million related to planned corporate and regional infrastructure enhancements and increased advertising and marketing (including admissions) of $10.4 million for schools owned prior to 1998.

   Depreciation and Amortization Expense. Depreciation and amortization expense increased 20%, from $12.2 million in 1998 to $14.6 million in 1999. The increase was due to increased capital expenditures for schools owned during 1998 and related increased depreciation expense of $1.2 million in 1999. Additionally, depreciation expense increased $1.4 million due to the depreciation expense for schools owned prior to 1998. Amortization expense decreased from $5.1 million in 1998 to $4.9 million in 1999, primarily due to the decline of amortization of non-competition agreements for the acquisition of schools prior to 1998.

   Compensation Expense Related to the Initial Public Offering. A before-tax, non-cash compensation charge of approximately $2.0 million was recorded pursuant to amended stock option agreements with two stockholders upon consummation of our initial public offering in February 1998.

   Interest Income. Interest income increased 98% to $0.3 million in 1999 from $0.2 million in 1998 due to investments related to the proceeds from our March 1999 public offering.

   Interest Expense. Interest expense increased 5%, from $1.4 million in 1998 to $1.5 million in 1999. The overall change in interest expense was primarily due to a reduction of indebtedness resulting from the application of the net proceeds of a public offering of common stock in March 1999.

   Provision for Income Taxes. The provision for income taxes increased from $3.4 million in 1998 to $8.3 million in 1999 as a result of changes in pretax income.

   Income before Cumulative Effect of Change in Accounting Principle. Income before cumulative effect of change in accounting principle increased to $10.9 million in 1999 from $4.5 million in 1998.

   Cumulative Effect of Change in Accounting Principle. In January 1998, we adopted Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," which resulted in a net of tax charge of $0.2 million in 1998.

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

   Our merger with EduTrek International, Inc., operator of American InterContinental University, was completed on January 2, 2001. Under the terms of the merger agreement, EduTrek shareholders received an aggregate of 1.2 million shares of Career Education Corporation (approximately 0.09 shares of our stock for each share of EduTrek stock) and $2.5 million in cash (approximately $0.19 per share). There were approximately 13.32 million EduTrek shares outstanding.

   We finance our operating activities and our internal growth through cash generated from operations. We finance acquisitions through funding from a combination of additional equity issuances, credit facilities and cash generated from operations. Net cash provided by operating activities decreased to $25.6 million in 2000 from $34.2 million in 1999. The decrease was partially due to approximately $3.0 million in severance costs and other liabilities related to acquisitions. Additionally, we paid approximately $7.0 million more in tax payments than in 1999 as a result of our increased profitability.

   Capital expenditures increased to $28.4 million in 2000 from $12.2 million in 1999. This increase was primarily due to investments in leasehold improvements on new and expanded facilities and investments in capital equipment as a result of increasing student population. We expect capital expenditures to continue to increase as new schools are acquired or opened, student population increases and current facilities and equipment are upgraded and expanded.

   Our net receivables as a percentage of net revenue increased to 10.3% in 2000 from 7.4% in 1999 due to the increase in student population and higher priced programs and increased revenues at schools acquired during 1999. Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to tuition receivables. When a student withdraws, the receivable balance attributable to such student is charged to this allowance for doubtful accounts. Our historical bad debt expense as a percentage of gross student revenue for the years ended December 31, 2000, 1999 and 1998 was 3.0%, 3.3% and 3.6%, respectively.

   On March 31, 1999, we amended our credit agreement dated October 26, 1998 to increase our line of credit from $60.0 million to $90.0 million. We may now obtain letters of credit up to $50.0 million. Outstanding letters of credit reduce the revolving credit facility availability under our credit agreement. Our credit agreement matures on October 26, 2003. Under the credit agreement our borrowings bear interest, payable quarterly, at either

  (1) the bank's base or prime rate depending on whether the particular loan is denominated in U.S. or Canadian dollars, plus a specified number of basis points, ranging from 0 to 75, based upon our leverage ratio or

  (2) LIBOR, plus a specified number of basis points, ranging from 75 to 200 based upon our leverage ratio.

   Under the credit agreement, we are required, among other things, to maintain
(1) financial ratios with respect to debt to EBITDA and interest coverage and
(2) a specified level of net worth. We are also subject to limitations on, among other things, payment of dividends, disposition of assets and incurrence of additional indebtedness. We are required to pledge the stock of our subsidiaries as collateral for the repayment of our obligations under the credit agreement. At December 31, 2000, we had approximately $6.0 million of outstanding letters of credit and $10.5 million of outstanding borrowings under our credit facility. As a result, at December 31, 2000, our remaining credit availability under the credit agreement was approximately $73.5 million.

   The DOE requires that we keep unbilled Title IV Program funds that are collected in separate cash accounts until the students are billed for the program portion related to those Title IV Program funds. In addition, all funds transferred to our schools through electronic funds transfer program are held in a separate cash account until certain conditions are satisfied. As of December 31, 2000, we held nominal amounts of such funds in separate accounts. The restrictions on any cash held in these accounts have not significantly affected our ability to fund daily operations.

Recent Accounting Pronouncement

   On December 3, 1999, the Securities Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. The SAB outlines basic criteria that must be met before registrants may recognize revenue, including persuasive evidence of the existence of an arrangement, the delivery of products or services, a fixed and determinable sales price, and reasonable assurance of collection. SAB 101 became effective beginning the first fiscal quarter of the first fiscal year beginning after December 15, 1999.

   Prior to the release of SAB 101, our revenue recognition policy was in compliance with generally accepted accounting principles. Effective January 1, 2000, we adopted this change in accounting principle to comply with the specific provisions and guidance of SAB 101. SAB 101 requires us to recognize revenue related to application and registration fees over the student benefit period. Through December 31, 1999, we recognized application and registration fees as revenue upon receipt. As a result, we recognized a cumulative net of tax charge of $0.8 million, in the first quarter of 2000. This new accounting requirement did not have a significant effect on 1999 income before the cumulative effect of the accounting change.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. This statement requires that all derivative financial instruments, such as interest rate swap contract and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair market value of derivative financial instruments are either recognized periodically in income or shareholder's equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flow. We do not currently hold or issue any derivative financial instruments, but will adopt SFAS 133 if this becomes applicable in the future.

Special Note Regarding Forward-Looking Statements

   This Form 10-K contains certain statements which reflect our expectations regarding our future growth, results of operations, performance and business prospects and opportunities. Wherever possible, words such as "anticipate," "believe," "plan," "expect" and similar expressions have been used to identify these "forward-looking" statements. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to risks and uncertainties, which could cause our actual growth, results, performance and business prospects and opportunities to differ from those, expressed in, or implied by, these statements.

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

   Our exposure to changes in interest rates is limited to borrowings under revolving credit agreements, which have variable interest rates tied to the prime and LIBOR rates. The weighted average annual interest rate of these credit agreements and bank note payables was 9.5% at December 31, 2000. In addition, we had capital lease obligations totaling $7.7 million with a weighted average rate of 5.24% and $0.9 million of debt with fixed annual rates of interest of 7.0% or less at December 31, 2000. We estimate that the book value of each of our debt instruments approximated its fair value at December 31, 2000.

   We are subject to fluctuations in the value of the Canadian dollar vis-a-vis the U.S. dollar. Our investment in our Canadian operations is not significant and the book value of the assets and liabilities of these operations at December 31, 2000 approximated their fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated balance sheets are as of December 31, 2000 and 1999 and the consolidated statements of operations, cash flows and stockholders' investment are for each of the years ended December 31, 2000, 1999 and 1998:

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information in response to this item is incorporated by reference from the sections captioned "PROPOSAL NO. 1--ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" of the definitive Proxy Statement to be filed in connection with our 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

   The information in response to this item is incorporated by reference from the section of the 2001 Proxy Statement captioned "EXECUTIVE COMPENSATION."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information in response to this item is incorporated by reference from the section of the 2001 Proxy Statement captioned "SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information in response to this item is incorporated by reference from the sections of the 2001 Proxy Statement captioned "EXECUTIVE COMPENSATION" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this Form 10-K or incorporated by reference as set forth below:

     1. Financial Statements of Career Education Corporation and its subsidiaries.

       Report of Independent Public Accountants, page F-1.

       Consolidated Balance Sheets at December 31, 2000 and 1999, page F-2.

       Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998, page F-3.

       Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998, page F-5.

       Consolidated Statements of Stockholders' Investment for the years ended December 31, 2000, 1999 and 1998, page F-6.

       Notes to Consolidated Financial Statements, page F-8.

     2. (a) Exhibits:


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

        ****4.3 Amendment No. 1 and Consent to the Amended and Restated Credit Agreement,
                dated as of February 24, 1999, by and between the Parties.

        ****4.4 Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of
                March 31, 1999, by and between the Parties.

          *10.1 Career Education Corporation 1995 Stock Option Plan, as amended. +++

          *10.2 Form of Option Agreement under the Company's 1995 Stock Option Plan. +++

          *10.3 Career Education Corporation 1998 Employee Incentive Compensation Plan as
                amended. +++

          *10.4 Form of Option Agreement under the Company's 1998 Employee Incentive
                Compensation Plan. +++

          *10.5 Career Education Corporation 1998 Non-Employee Directors' Stock Option
                Plan. +++

          *10.6 Form of Option Agreement under the Company's 1998 Non-Employee Directors'
                Stock Option Plan. +++

          *10.7 Career Education Corporation 1998 Employee Stock Purchase Plan.

          *10.8 Amended and Restated Option Agreement dated as of July 31, 1995, between the Company and John M. Larson, and Amendment thereto dated as of October
                20, 1997. +++

          *10.9 Supplemental Option Agreement dated July 31, 1995, between the Company and
                John M. Larson. +++

         *10.10 Amended and Restated Option Agreement dated as of July 31, 1995, between the Company and Robert E. Dowdell, and Amendment thereto dated as of
                October 20, 1997. +++

     *****10.11 Employment Agreement dated as of August 1, 2000, between the Company and
                John M. Larson. +++

         *10.12 Form of Indemnification Agreement for Directors and Executive
                Officers. +++

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

         *10.15 Securities Purchase Agreement dated as of July 31, 1995 among the Company,
                Electra Investment Trust P.L.C. and Electra Associates, Inc.

         *10.16 Securities Purchase Agreement dated as of February 28, 1997, among the
                Company, Heller Equity Capital Corporation, Electra Investment Trust
                P.L.C., Robert E. Dowdell, John M. Larson, Wallace O. Laub and Constance
                L. Laub and William A. Klettke.


      *10.17 Securities Purchase Agreement dated as of May 30, 1997 among the Company,
             Heller Equity Capital Corporation, Electra Investment Trust P.L.C. and
             William A. Klettke.

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

       21    Subsidiaries of the Company.

       23.1  Consent of Arthur Andersen LLP with respect to financial statements of Career
             Education Corporation and Subsidiaries.

--------
* Incorporated herein by reference to our Registration Statement on Form S-1, effective as of January 28, 1998.
** Incorporated herein by reference to our Report on Form 8-K dated August 14, 1998.
*** Incorporated herein by reference to our Registration Statement on Form S-1, effective as of March 17, 1999.
**** Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 1999.
***** Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2000.
+ Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 1997.
++ Incorporated herein by reference to our Report on Form 8-K dated January 19, 1999.
+++ Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-K.
(b) Reports on Form 8-K:

     We filed a Current Report on Form 8-K on October 27, 2000, to report our entering into a merger agreement with EduTrek International, Inc. (Items 5 and 7 of Form 8-K).

     We filed a Current Report on Form 8-K on December 1, 2000, to report our entering into a ninth amendment to EduTrek's Credit Agreement with First Union National Bank (Items 5 and 7 ofForm 8-K).

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March 2001.

                                          Career Education Corporation

                                                 /s/ Patrick K. Pesch
                                          By: _________________________________
                                              Patrick K. Pesch,Chief Financial
                                                           Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----


       /s/ John M. Larson            Chairman, President, and        March 29, 2001
____________________________________  Chief Executive Officer
           John M. Larson             (Principal Executive
                                      Officer)

      /s/ Patrick K. Pesch           Senior Vice President, Chief    March 29, 2001
____________________________________  Financial Officer,
          Patrick K. Pesch            Treasurer and Secretary
                                      (Principal Financial and
                                      Accounting Officer)

     /s/ Robert E. Dowdell           Director                        March 29, 2001
____________________________________
         Robert E. Dowdell

      /s/ Thomas B. Lally            Director                        March 29, 2001
____________________________________
          Thomas B. Lally

      /s/ Wallace O. Laub            Director                        March 29, 2001
____________________________________
          Wallace O. Laub

       /s/ Keith K. Ogata            Director                        March 29, 2001
____________________________________
           Keith K. Ogata

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
Career Education Corporation:

   We have audited the accompanying consolidated balance sheets of CAREER EDUCATION CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Career Education Corporation and Subsidiaries as of December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

   As explained in Note 4 to the consolidated financial statements, effective January 1, 2000, the Company changed its method of accounting for application and registration fees to comply with the specific provisions and guidance of Staff Accounting Bulletin No. 101, Revenue Recognition.

Arthur Andersen LLP

Chicago, Illinois
January 31, 2001

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                          ASSETS
CURRENT ASSETS:
  Cash..................................................... $ 33,742  $ 44,745
  Receivables--
    Students, net of allowance for doubtful accounts of
     $5,499 and $2,723 at December 31, 2000 and 1999,
     respectively..........................................   29,800    13,595
    Other..................................................    3,851     2,346
  Inventories..............................................    2,874     1,468
  Prepaid expenses and other current assets................   13,116     6,357
  Deferred income tax assets...............................    2,847     1,011
                                                            --------  --------
      Total current assets.................................   86,230    69,522
                                                            --------  --------
PROPERTY AND EQUIPMENT, net................................   90,836    69,296
INTANGIBLE ASSETS, net.....................................   93,634    70,484
OTHER ASSETS...............................................    9,999     1,222
                                                            --------  --------
TOTAL ASSETS............................................... $280,699  $210,524
                                                            ========  ========
         LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Current maturities of long-term debt..................... $  4,494  $  2,324
  Accounts payable.........................................    7,608     7,629
  Accrued expenses--
    Payroll and related benefits...........................    8,763     5,535
    Income taxes...........................................    2,435     5,470
    Other..................................................   10,004     5,674
  Deferred tuition revenue.................................   23,610    17,103
                                                            --------  --------
      Total current liabilities............................   56,914    43,735
                                                            --------  --------
LONG-TERM DEBT, net of current maturities..................   14,626    47,615
DEFERRED INCOME TAX LIABILITIES............................    6,185     4,128
OTHER LONG-TERM LIABILITIES................................    2,081     1,365
COMMITMENTS AND CONTINGENCIES..............................
STOCKHOLDERS' INVESTMENT:
  Preferred stock, $0.01 par value; 1,000,000 shares
   authorized, no shares issued and outstanding at December
   31, 2000 and 1999....................................... $    --   $    --
  Common stock, $0.01 par value; 50,000,000 shares
   authorized; 20,323,739 and 15,753,534 shares issued and
   outstanding at December 31, 2000 and 1999...............      203       158
  Additional paid-in capital...............................  179,133   113,046
  Accumulated other comprehensive loss.....................     (698)     (371)
  Retained earnings........................................   22,255       848
                                                            --------  --------
      Total stockholders' investment.......................  200,893   113,681
                                                            --------  --------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT............. $280,699  $210,524
                                                            ========  ========

 The accompanying notes are an integral part of these consolidated statements.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                       For the Year Ended
                                                          December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
REVENUE:
  Tuition and registration fees, net.............  $295,674  $199,057  $132,926
  Other, net.....................................    29,619    17,747    11,306
                                                   --------  --------  --------
    Total net revenue............................   325,293   216,804   144,232
                                                   --------  --------  --------
OPERATING EXPENSES:
  Educational services and facilities............   129,628    85,490    57,151
  General and administrative.....................   135,691    96,406    63,856
  Depreciation and amortization..................    20,594    14,557    12,163
  Compensation expense related to the initial
   public offering...............................       --        --      1,961
                                                   --------  --------  --------
    Total operating expenses.....................   285,913   196,453   135,131
                                                   --------  --------  --------
    Income from operations.......................    39,380    20,351     9,101
  Interest income................................     1,484       329       166
  Interest expense...............................    (1,358)   (1,482)   (1,416)
                                                   --------  --------  --------
    Income before provision for income taxes and
     cumulative effect of change in accounting
     principle...................................    39,506    19,198     7,851
PROVISION FOR INCOME TAXES.......................    17,322     8,255     3,350
                                                   --------  --------  --------
    Income before cumulative effect of change in
     accounting principle........................    22,184    10,943     4,501
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE, net of taxes of $587 and $149 in 2000
 and 1998, respectively..........................      (778)      --       (205)
                                                   --------  --------  --------
NET INCOME.......................................  $ 21,406  $ 10,943  $  4,296
                                                   ========  ========  ========



 The accompanying notes are an integral part of these consolidated statements.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)

                                                         For the Year Ended
                                                            December 31,
                                                       ------------------------
                                                        2000     1999    1998
                                                       -------  ------- -------
INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS:
  Income before cumulative effect of change in
   accounting principle..............................  $22,184  $10,943 $ 4,501
  Dividends on preferred stock.......................      --       --     (274)
  Accretion to redemption value of preferred stock
   and warrants......................................      --       --   (2,153)
                                                       -------  ------- -------
    Income before cumulative effect of change in
     accounting principle attributable to common
     stockholders....................................   22,184   10,943   2,074
  Cumulative effect of change in accounting
   principle.........................................     (778)     --     (205)
                                                       -------  ------- -------
    Net income attributable to common stockholders...  $21,406  $10,943 $ 1,869
                                                       =======  ======= =======
INCOME PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
  Basic--
    Income before cumulative effect of change in
     accounting principle............................  $  1.18  $  0.71   $0.16
    Cumulative effect of change in accounting
     principle.......................................    (0.04)     --    (0.02)
                                                       -------  ------- -------
      Net income.....................................  $  1.14     0.71 $  0.14
                                                       =======  ======= =======
  Diluted--
    Income before cumulative effect of change in
     accounting principle............................  $  1.14  $  0.69 $  0.15
    Cumulative effect of change in accounting
     principle.......................................    (0.04)     --    (0.01)
                                                       -------  ------- -------
      Net income.....................................  $  1.10  $  0.69 $  0.14
                                                       =======  ======= =======
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic..............................................   18,687   15,370  13,042
                                                       =======  ======= =======
  Diluted............................................   19,390   15,878  13,594
                                                       =======  ======= =======
PRO FORMA INFORMATION (unaudited):
  Income attributable to common stockholders--
    Income before cumulative effect of change in
     accounting principle attributable to common
     stockholders, as reported.......................                    $2,074
    Dividends on preferred stock.....................                       274
    Accretion to redemption value of preferred stock
     and warrants....................................                     2,055
                                                                        -------
  Pro forma income before cumulative effect of change
   in accounting principle attributable to common
   stockholders......................................                     4,403
    Cumulative effect of change in accounting
     principle.......................................                      (205)
                                                                        -------
      Pro forma net income attributable to common
       stockholders..................................                   $ 4,198
                                                                        =======
  Pro forma diluted income per share attributable to
   common stockholders--
    Income before cumulative effect of change in
     accounting principle............................                   $  0.15
    Cumulative effect of change in accounting
     principle.......................................                     (0.01)
                                                                        -------
    Net income.......................................                   $  0.14
                                                                        =======
  Pro forma diluted weighted average number of common
   and common stock equivalent shares outstanding....                    14,058
                                                                        =======

 The accompanying notes are an integral part of these consolidated statements.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                      For the Year Ended
                                                         December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..................................... $ 21,406  $ 10,943  $  4,296
  Adjustments to reconcile net income to net cash
   provided by operating activities--
    Depreciation and amortization................   20,594    14,557    12,163
    Deferred income taxes........................    4,363       750    (1,311)
    Cumulative effect of change in accounting
     principle...................................      778       --        205
    Compensation expense related to options......       52        61     2,212
    Loss (gain) on sale of property and
     equipment...................................       22       --        (14)
    Changes in operating assets and liabilities,
     net of acquisitions--
      Receivables, net...........................  (16,705)   (2,914)   (4,237)
      Inventories, prepaid expenses and other
       current assets............................   (7,662)   (2,804)      814
      Deposits and other non-current assets......    2,377       704      (352)
      Accounts payable...........................   (3,140)    4,517    (1,383)
      Accrued expenses and other liabilities.....      138     3,854     8,031
      Tax benefit associated with option
       exercises.................................    1,253       838       --
      Deferred tuition revenue...................    2,160     3,685     1,803
                                                  --------  --------  --------
        Net cash provided by operating
         activities..............................   25,636    34,191    22,227
                                                  --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisitions, net of cash.............  (31,651)  (42,136)   (5,860)
  Acquisition and financing transaction costs....   (3,273)   (1,554)     (372)
  Purchases of property and equipment, net.......  (28,453)  (12,169)   (6,383)
  Other current assets...........................      --        --        (73)
  Proceeds from sale of property and equipment...      --        --        332
                                                  --------  --------  --------
        Net cash used in investing activities....  (63,377)  (55,859)  (12,356)
                                                  --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock.......................   67,952    16,623    52,765
  Dividends paid on preferred stock..............      --        --        (47)
  Equity and debt financing costs................   (4,125)   (2,094)   (7,085)
  Payments of long-term debt.....................   (2,929)   (1,568)   (8,295)
  Net payments of capital lease obligations......   (3,509)      --        --
  Net proceeds from (payments on) revolving loans
   under Credit Agreement........................  (30,500)   29,750   (28,735)
  Payments on term loans under Credit Agreement..      --        --    (13,500)
                                                  --------  --------  --------
        Net cash provided by (used in) financing
         activities..............................   26,889    42,711    (4,897)
                                                  --------  --------  --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..........     (151)      154      (332)
                                                  --------  --------  --------
NET (DECREASE) INCREASE IN CASH..................  (11,003)   21,197     4,642
CASH, beginning of year..........................   44,745    23,548    18,906
                                                  --------  --------  --------
CASH, end of year................................ $ 33,742  $ 44,745  $ 23,548
                                                  ========  ========  ========

 The accompanying notes are an integral part of these consolidated statements.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                                                       Common Stock
                    --------------------------------------------------------------------------------------------------------------
                        Class A           Class B            Class C            Class D          Class E          Common Stock
                    ----------------  ----------------  ------------------  ---------------- ----------------  -------------------
                    5,625,600  $0.01   937,600   $0.01   937,600    $0.01    937,600   $0.01 1,875,200  $0.01  50,000,000  $0.01
                      Shares    Par     Shares    Par     Shares     Par      Shares    Par    Shares    Par     Shares     Par
                    Authorized Value  Authorized Value  Authorized  Value   Authorized Value Authorized Value  Authorized  Value
                    ---------- -----  ---------- -----  ---------- -------  ---------- ----- ---------- -----  ---------- --------
BALANCE, December
31, 1997...........   49,224     492    47,818     478    655,382    6,554     --       --     16,380     164         --       --
 Net income........      --      --        --      --         --       --      --       --        --      --          --       --
 Foreign currency
 translation.......      --      --        --      --         --       --      --       --        --      --          --       --
   Total
   comprehensive
   income..........
 Preferred stock
 and warrant
 accretion.........      --      --        --      --         --       --      --       --        --      --          --       --
 Dividends.........      --      --        --      --         --       --      --       --        --      --          --       --
 Compensatory
 options...........      --      --        --      --         --       --      --       --        --      --          --       --
 Conversion of
 preferred and
 common stock......  (49,224)   (492)  (47,818)   (478)  (655,382)  (6,554)    --       --    (16,380)   (164)  6,384,074   63,841
 Issuance of
 common stock......      --      --        --      --         --       --      --       --        --      --    6,576,558   65,766
 Warrants
 exercised.........      --      --        --      --         --       --      --       --        --      --    1,314,534   13,145
 Options
 exercised.........      --      --        --      --         --       --      --       --        --      --       30,626      306
                     -------   -----   -------   -----   --------  -------     ---     ----   -------   -----  ---------- --------
BALANCE, December
31, 1998...........      --    $ --        --    $ --         --   $   --      --      $--        --    $ --   14,305,792 $143,058
 Net income........      --      --        --      --         --       --      --       --        --      --          --       --
 Foreign currency
 translation.......      --      --        --      --         --       --      --       --        --      --          --       --
   Total
   comprehensive
   income..........
 Compensatory
 options...........      --      --        --      --         --       --      --       --        --      --          --       --
 Issuance of
 common stock......      --      --        --      --         --       --      --       --        --      --    1,213,830   12,138
 Options
 exercised.........      --      --        --      --         --       --      --       --        --      --      233,912    2,339
 Share issuance
 obligation........      --      --        --      --         --       --      --       --        --      --          --       --
                     -------   -----   -------   -----   --------  -------     ---     ----   -------   -----  ---------- --------
BALANCE, December
31, 1999...........      --    $ --        --    $ --         --   $   --      --      $--        --    $ --   15,753,534 $157,535
 Net income........      --      --        --      --         --       --      --       --        --      --          --       --
 Foreign currency
 translation.......      --      --        --      --         --       --      --       --        --      --          --       --
   Total
   comprehensive
   income..........
 Compensatory
 options...........      --      --        --      --         --       --      --       --        --      --          --       --
 Issuance of
 common stock......      --      --        --      --         --       --      --       --        --      --    4,255,404   42,554
 Options
 exercised.........      --      --        --      --         --       --      --       --        --      --      314,801    3,148
 Share issuance
 obligation........      --      --        --      --         --       --      --       --        --      --          --       --
                     -------   -----   -------   -----   --------  -------     ---     ----   -------   -----  ---------- --------
BALANCE, December
31, 2000...........      --      --        --      --         --       --      --       --        --      --   20,323,739 $203,237
                     =======   =====   =======   =====   ========  =======     ===     ====   =======   =====  ========== ========
                     Total
                     Amount
                    --------
BALANCE, December
31, 1997........... $  7,688
 Net income........      --
 Foreign currency
 translation.......      --
   Total
   comprehensive
   income..........
 Preferred stock
 and warrant
 accretion.........      --
 Dividends.........      --
 Compensatory
 options...........      --
 Conversion of
 preferred and
 common stock......   56,153
 Issuance of
 common stock......   65,766
 Warrants
 exercised.........   13,145
 Options
 exercised.........      306
                    --------
BALANCE, December
31, 1998........... $143,058
 Net income........      --
 Foreign currency
 translation.......      --
   Total
   comprehensive
   income..........
 Compensatory
 options...........      --
 Issuance of
 common stock......   12,138
 Options
 exercised.........    2,339
 Share issuance
 obligation........      --
                    --------
BALANCE, December
31, 1999........... $157,535
 Net income........      --
 Foreign currency
 translation.......      --
   Total
   comprehensive
   income..........
 Compensatory
 options...........      --
 Issuance of
 common stock......   42,554
 Options
 exercised.........    3,148
 Share issuance
 obligation........      --
                    --------
BALANCE, December
31, 2000........... $203,237
                    ========

 The accompanying notes are an integral part of these consolidated statements.

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                          Warrants
                         ----------
                                                   Accumulated
                          Class E     Additional      Other       Retained        Total
                           Common      Paid-in    Comprehensive   Earnings    Stockholders'
                           Stock       Capital        Loss       (Deficit)     Investment
                         ----------  ------------ ------------- ------------  -------------
BALANCE, December 31,
 1997...................  4,777,427  $     70,936   $(296,602)  $(11,963,582) $ (7,404,133)
                         ----------  ------------   ---------   ------------  ------------
  Net income............        --            --          --       4,296,048     4,296,048
  Foreign currency
   translation..........        --            --     (525,238)           --       (525,238)
                                                                              ------------
    Total comprehensive
     income.............        --            --          --             --      3,770,810
  Preferred stock and
   warrant accretion....        --            --          --      (2,152,834)   (2,152,834)
  Dividends.............        --            --          --        (274,424)     (274,424)
  Compensatory options..        --      2,171,635         --             --      2,171,635
  Conversion of
   preferred and common
   stock................               38,714,151         --             --     38,770,304
  Issuance of common
   stock................        --     45,753,303         --             --     45,819,069
  Warrants exercised.... (4,777,427)    8,533,729         --             --      3,769,447
  Options exercised.....        --        165,346         --             --        165,652
                         ----------  ------------   ---------   ------------  ------------
BALANCE, December 31,
 1998...................        --     95,409,100    (821,840)   (10,094,792)   84,635,526
                         ----------  ------------   ---------   ------------  ------------
  Net income............        --            --          --      10,943,383    10,943,383
  Foreign currency
   translation..........        --            --      450,269            --        450,269
                                                                              ------------
    Total comprehensive
     income.............        --            --          --             --     11,393,652
  Compensatory options..        --         61,167         --             --         61,167
  Issuance of common
   stock................        --     15,118,096         --             --     15,130,234
  Options exercised.....        --      1,458,094         --             --      1,460,433
  Share issuance
   obligation...........        --      1,000,000         --             --      1,000,000
                         ----------  ------------   ---------   ------------  ------------
BALANCE, December 31,
 1999...................        --    113,046,457    (371,571)       848,591   113,681,012
                         ----------  ------------   ---------   ------------  ------------
  Net income............        --            --          --      21,406,086    21,406,086
  Foreign currency
   translation..........        --            --     (326,322)           --       (326,322)
                                                                              ------------
    Total comprehensive
     income.............        --            --          --             --     21,079,764
  Compensatory options..        --         52,000         --             --         52,000
  Issuance of common
   stock................        --     63,628,967         --             --     63,671,521
  Options exercised.....        --      2,405,310         --             --      2,408,458
                         ----------  ------------   ---------   ------------  ------------
BALANCE, December 31,
 2000...................        --   $179,132,734   $(697,893)  $ 22,254,677  $200,892,755
                         ==========  ============   =========   ============  ============

 The accompanying notes are an integral part of these consolidated statements.

                          CAREER EDUCATION CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998

1. DESCRIPTION OF THE COMPANY

   Career Education Corporation ("CEC", collectively with its subsidiaries "we" or "our") owns and operates 38 campuses that provide private, for-profit postsecondary education throughout the United States and Canada, the United Kingdom and the United Arab Emirates. The number of campuses include the six campuses acquired in the EduTrek transaction described in Note 16. Our schools enjoy long operating histories and offer a variety of master's degree, bachelor's degree, associate degree and diploma programs in career-oriented disciplines within our core curricula of:

 . visual communication and design technologies

 . information technology

 . business studies

 . culinary arts

2. STOCK OFFERINGS

   On February 4, 1998, we sold 6,555,000 shares of our common stock at $8.00 per share pursuant to an initial public offering ("IPO"). The net proceeds from the offering of $45.6 million were used to repay borrowings under the Credit Agreement (Note 6) totaling $41.5 million and amounts owed to former owners of acquired businesses of $4.1 million which were outstanding at that time. Prior to the consummation of the IPO, all outstanding shares of all series of preferred stock and accumulated dividends were converted into 4,846,970 shares of common stock and warrants (except for redeemable warrants exercisable into 32,947 shares of Class E common stock) to purchase 1,248,640 shares of common stock. Subsequent to December 31, 1997 and prior to the consummation of the IPO, we also authorized one class of preferred stock and one class of common stock, increased the number of authorized shares of common stock to 50,000,000 and completed a 18.752-for-1 stock split. The effect of the split has been retroactively reflected for all periods presented in the accompanying consolidated financial statements.

   On March 17, 1999, we sold 1,060,000 shares of common stock at $14.50 per share pursuant to a public offering. The net proceeds to us from the sale of the shares of common stock, after deducting the discounts, commissions and estimated offering expenses payable by us, were approximately $13.8 million. The net proceeds from the offering were used for general corporate purposes.

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

 b. Concentration of Credit Risk

   We extend unsecured credit for tuition to a significant portion of the students who are in attendance at the campuses operated by our subsidiaries. A substantial portion of credit extended to students is repaid through

                          CAREER EDUCATION CORPORATION

                        December 31, 2000, 1999 and 1998
the students' participation in various federally funded financial aid programs under Title IV of the Higher Education Act of 1965, as amended ("Title IV Programs"). The following table presents the amounts and percentages of the Company's U.S. institutions' cash receipts collected from Title IV Programs for the years ended December 31, 2000, 1999, and 1998 (such amounts were determined based upon each U.S. institution's cash receipts for the twelve-month period ended December 31, pursuant to the regulations of the United States Department of Education ("DOE") at 34 C.F.R. (S) 600.5) (amounts in thousands):

                                                      For the Year Ended
                                                         December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
      Total Title IV funding..................... $177,632  $131,019  $ 90,086
      Total cash receipts........................ $279,513  $197,673  $132,553
      Total Title IV funding as a percentage of
       total cash receipts.......................       64%       66%       68%

   Transfers of funds from the financial aid programs are made in accordance with DOE requirements. Changes in DOE funding of Title IV Programs could impact our ability to attract students.

 c. Marketing and Advertising Costs

   Marketing and advertising costs are expensed as incurred. Marketing and advertising costs included in general and administrative expenses were approximately $36,568,000, $24,238,000, and $16,915,000 for the years ended
December 31, 2000, 1999 and 1998, respectively.

 d. Inventories

   Inventories consisting principally of program materials, books and supplies are stated at the lower of cost, determined on a first-in, first-out basis, or market.

 e. Property and Equipment

   Property and equipment are stated at cost. Depreciation and amortization are recognized utilizing the straight-line method over the useful lives of the related assets for financial reporting purposes and using an accelerated method for income tax purposes. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over their estimated useful lives or lease terms, whichever is shorter. Maintenance, repairs and minor renewals and betterments are expensed; major improvements are capitalized. The estimated cost basis and useful lives of property and equipment at December 31, 2000 and 1999, are as follows (dollars in thousands):

                                                   December 31,
                                                  ---------------
                                                   2000    1999       Life
                                                  ------- ------- -------------
      Land....................................... $ 3,625 $ 3,858
      Buildings and improvements.................   8,348   1,603   13-35 years
      Classroom equipment, courseware and other
       instructional materials...................  74,244  60,380    1-18 years
      Furniture, fixtures and equipment..........  17,581  13,899    3-10 years
      Leasehold improvements.....................  26,657  13,970 life of lease
      Vehicles...................................     142     110     3-5 years
                                                  ------- -------
                                                  130,597  93,820
      Less--Accumulated depreciation and
       amortization..............................  39,761  24,524
                                                  ------- -------
                                                  $90,836 $69,296
                                                  ======= =======

                          CAREER EDUCATION CORPORATION

                        December 31, 2000, 1999 and 1998
   The gross cost of assets recorded under capital classroom equipment leases, included above, amounts to $13,260,000 and $9,010,000 at December 31, 2000 and 1999, respectively. The accumulated amortization related to these assets included above is $6,681,000 and $2,544,000 at December 31, 2000 and 1999,
respectively.

 f. Intangible Assets

   Intangible assets include the excess of cost over fair market value of identifiable assets acquired through the business purchases described in Note
5. Other intangibles represent the value of the shares issued to Le Cordon Bleu. Goodwill related to each acquisition is being amortized on a straight-line basis over its estimated useful lives. Covenants not-to-compete are being amortized either on a straight-line or accelerated basis over their useful lives. At December 31, 2000 and 1999, the cost basis and useful lives of intangible assets consist of the following (dollars in thousands):

                                                        December 31,
                                                       ---------------
                                                        2000    1999     Lives
                                                       ------- ------- ---------
      Goodwill........................................ $94,939 $68,461  40 years
      Covenants not-to-compete........................  13,395  13,365 2-5 years
      Other intangibles...............................   3,000   2,000  10 years
                                                       ------- -------
                                                       111,334  83,826
      Less--Accumulated amortization..................  17,700  13,342
                                                       ------- -------
                                                       $93,634 $70,484
                                                       ======= =======

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

 g. Revenue Recognition

   Revenue is derived primarily from programs taught at our schools. Tuition revenue and one time fees such as application fees are recognized on a straight-line basis over the length of the applicable program. Dormitory and cafeteria revenues charged to students are recognized on a straight-line basis over the length of the students' program. Other dormitory and cafeteria revenues are recognized as earned. Other revenue such as, textbook sales, placement revenue, restaurant revenue, and contract training are recognized as services are performed or goods are delivered. Revenue is reflected net of bad debt expense. If a student withdraws, future revenue is reduced by the amount of the refund due to the student. Refunds are calculated in accordance with federal, state and accrediting agency standards. Deferred tuition revenue represents the portion of payments received but not earned and is reflected as a current liability in the accompanying consolidated balance sheets as such amount is expected to be earned within the next year.

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

                        December 31, 2000, 1999 and 1998

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

 k. Accretion to Redemption Value of Preferred Stock and Warrants

   Accretion to redemption value of redeemable preferred stock and warrants represents the change in the redemption value of outstanding preferred stock and warrants that existed prior to our IPO. The change in redemption value was accreted over the earliest period redemption could occur using the effective interest method. The redemption values are based on the estimated fair market values of the classes of stock and consider the amounts we received for the sale of equity instruments, prices paid for acquired businesses and our operations.

 l. Income Per Share Attributable to Common Stockholders

   The weighted average number of common shares used in determining basic and diluted net income per share attributable to common stockholders for the years ended December 31, 2000, 1999 and 1998 is as follows (in thousands):

                                                             For the Year Ended
                                                                December 31,
                                                            --------------------
                                                             2000   1999   1998
                                                            ------ ------ ------
      Common shares outstanding (basic).................... 18,687 15,370 13,042
      Common stock equivalents.............................    687    390    518
      Common stock contingently issuable...................     16    118     34
                                                            ------ ------ ------
      Diluted.............................................. 19,390 15,878 13,594
                                                            ====== ====== ======

 m. Unaudited Pro Forma Diluted Net Income per Share Attributable to Common Stockholders

   Unaudited pro forma diluted income before extraordinary item and cumulative effect of change in accounting principle and net income per share attributable to common stockholders is based on the weighted average number of shares of common stock equivalents outstanding after retroative adjustments for (i) the stock split described in Note 2, (ii) shares of redeemable preferred stock converted into shares of common stock (determined by dividing the liquidation value, including paid-in-kind dividends, by the initial public offering price of $8.00 per share), (iii) the exercise of warrants to purchase shares of common stock, (iv) the

                          CAREER EDUCATION CORPORATION

                        December 31, 2000, 1999 and 1998
conversion of all existing classes of common stock into a single new class of common stock and (v) common stock equivalents (if dilutive) using the treasury stock method.

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

 o. Foreign Currency Translation

   For the years ended December 31, 2000, 1999 and 1998, revenues and expenses related to Canadian-based operations have been translated at average exchange rates in effect at the time that the underlying transactions occurred. Transaction gains or losses are included in income. Assets and liabilities of these operations have been translated at the year-end exchange rate, with gains and losses resulting from such translation being included in accumulated other comprehensive income.

 p. Supplemental Disclosures of Cash Flow Information

                                                      For the Year Ended
                                                         December 31,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
                                                        (in thousands)
CASH PAID FOR--
  Interest........................................ $  1,107  $  1,389  $ 1,534
  Taxes, excluding a refund of $900,000 in 1998...   13,142     6,200    1,860
                                                   ========  ========  =======
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Accretion to redemption value of preferred stock
   and warrants................................... $    --   $    --   $ 2,153
  Dividends on preferred stock added to
   liquidation value..............................      --        --       227
  Capital lease obligations for purchases of
   equipment......................................    4,341     6,180      --
  Shares of common stock for license fee..........    1,000     2,000      --
  Conversion of all Class A, B, C, and E common
   stock and all series of redeemable preferred
   stock into 6,384,074 shares of common stock in
   connection with the IPO. Value of the
   redeemable preferred stock at the date of
   conversion.....................................      --        --    77,552
                                                   ========  ========  =======
ACQUISITION ACTIVITY:
  Fair value of assets acquired................... $ 13,730  $ 21,899  $ 3,736
  Fair value of liabilities assumed...............  (13,160)  (12,248)  (1,971)
  Goodwill........................................   26,158    30,721    9,507
                                                   --------  --------  -------
  Purchase price, including acquisition costs..... $ 26,728  $ 40,372  $11,272
                                                   ========  ========  =======

                          CAREER EDUCATION CORPORATION

                        December 31, 2000, 1999 and 1998

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

   On December 3, 1999, the Securities Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. The SAB outlines basic criteria that must be met before registrants may recognize revenue, including persuasive evidence of the existence of an arrangement, the delivery of products or services, a fixed and determinable sales price, and reasonable assurance of collection. Prior to the release of SAB 101, our revenue recognition policy was in compliance with generally accepted accounting principles. Through December 31, 1999, we have recognized application and registration fees as revenue upon receipt. Effective January 1, 2000, we adopted a change in accounting principle to comply with the specific provisions and guidance of SAB 101. As a result, we recognized a cumulative charge of $778,000, net of taxes. SAB 101 requires us to recognize revenue related to application and registration fees over the program period. The pro forma information below reflects the effect of the change in the accounting principle assuming SAB101 had been adopted at the beginning of each period presented:

Pro Forma SAB 101 Data

                                                          For the Year Ended
                                                             December 31,
                                                        ----------------------
                                                         2000    1999    1998
                                                        ------- ------- ------
                                                        (in thousands, except
                                                            share amounts)
Pro forma income attributable to common stockholders
 before cumulative effect of change in accounting
 principle............................................. $22,184 $10,736 $1,883
Pro forma net income attributable to common
 stockholders
Pro forma--basic per share attributable to common
 stockholders:
  Income before cumulative effect of change in
   accounting principle................................ $  1.14 $  0.70 $ 0.14
                                                        ------- ------- ------
  Net income........................................... $  1.14 $  0.70 $ 0.14
                                                        ======= ======= ======
Pro forma--diluted per share attributable to common
 stockholders:
  Income before cumulative effect of change in
   accounting principle................................ $  1.10 $  0.68 $ 0.14
                                                        ------- ------- ------
  Net income........................................... $  1.10 $  0.68 $ 0.14
                                                        ======= ======= ======

                          CAREER EDUCATION CORPORATION

                        December 31, 2000, 1999 and 1998

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, requires that all derivative financial instruments, such as interest rate swap contract and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair market value of derivative financial instruments are ether recognized periodically in income or shareholder's equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flow. SFAS No. 137 amended the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. We do not currently hold or issue any derivative financial instruments, but will adopt SFAS 133 if this becomes applicable in the future.

5. BUSINESS ACQUISITIONS

Southern California School of Culinary Arts, Ltd. (SCSCA)

   On March 13, 1998, through CA Acquisitions, Ltd., we acquired 100% of the outstanding shares of capital stock of Southern California School of Culinary Arts, Ltd. for $1,010,000. The acquisition was accounted for as a purchase and the purchase price exceeded the fair value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $1,235,000.

Scottsdale Culinary Institute, Ltd. (SCI)

   On July 31, 1998, through SCI Acquisitions, Ltd., we acquired certain assets and assumed certain liabilities of Scottsdale Culinary Institute, Inc. for approximately $9,857,000. The acquisition was accounted for as a purchase and the purchase price exceeded the fair value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $8,272,000.

Harrington Institute of Interior Design, Inc. (Harrington)

   On January 4, 1999, we acquired all of the outstanding shares of capital stock of Harrington Institute of Interior Design, Inc. for approximately $3,540,000. The acquisition was accounted for as a purchase and the purchase price exceeded the fair value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $2,724,000.

McIntosh College, Inc. (McIntosh)

   On March 9, 1999, we acquired certain assets and assumed certain liabilities of McIntosh College, Inc. for approximately $4,968,000. The acquisition was accounted for as a purchase and the purchase price exceeded the fair value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $4,619,000.

Briarcliffe College, Inc. (Briarcliffe)

   On April 1, 1999, we acquired all of the outstanding shares of capital stock of Briarcliffe College, Inc. for approximately $20,639,000. The acquisition was accounted for as a purchase and the purchase price exceeded the fair value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $17,988,000.

                          CAREER EDUCATION CORPORATION

                        December 31, 2000, 1999 and 1998

Brooks Institute of Photography, LLC (BIP)

   On June 1, 1999, through Brooks Institute of Photography, LLC, we acquired all of the outstanding shares of capital stock of Brooks Institute of Photography, Inc. for approximately $6,553,000. The acquisition was accounted for as a purchase and the purchase price exceeded the fair value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $2,308,000.

Washington Business School, Ltd. (WBS)

   On December 3, 1999, through WBS Acquisitions, Ltd., we acquired all of the outstanding shares of capital stock of Washington Business School, Inc. for approximately $2,872,000. The acquisition was accounted for as a purchase and the purchase price exceeded the fair value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $3,082,000.

The Cooking and Hospitality Institute of Chicago, Inc. (CHIC)

   On February 1, 2000, we acquired all of the outstanding shares of capital stock of The Cooking and Hospitality Institute of Chicago, Inc. for approximately $5,126,000. The acquisition was accounted for as a purchase and the purchase price, subject to adjustment, exceeded the fair value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $4,794,000

California Culinary Academy, Inc. (CCA)

   On April 3, 2000, we closed the acquisition of California Culinary Academy, Inc. The purchase price was approximately $19,132,000. We also assumed approximately $3,000,000 of the debt of California Culinary Academy, Inc. The acquisition was accounted for as a purchase and the purchase price, subject to adjustment, exceeded the fair market value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $20,356,000. In connection with the acquisition we recorded a severance liability of $3,000,000, all of which has been paid as of December 31, 2000.

SoftTrain Institute Inc. (SoftTrain)

   On July 28, 2000, we acquired all of the outstanding capital stock of SoftTrain Institute Inc. The purchase price was approximately $508,000. The acquisition was accounted for as a purchase and the purchase price, subject to adjustment, exceeded the fair market value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $523,000.

Retter Business College Corp. (Retter)

   On October 2, 2000, we acquired all of the outstanding capital stock of Retter Business College Inc. The purchase price was approximately $377,000. The acquisition was accounted for as a purchase and the purchase price, subject to adjustment, exceeded the fair market value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $485,000.

                          CAREER EDUCATION CORPORATION

                        December 31, 2000, 1999 and 1998

Pro Forma Results of Operations

   The following unaudited pro forma results of operations (in thousands, except per share amounts) for the years ended December 31, 2000, 1999 and 1998, assume that the business acquisitions subsequent to January 1, 1998 described above occurred at the beginning of the year preceding the year of the acquisition. The unaudited pro forma results below are based on historical results of operations, include adjustments for depreciation, amortization, interest and taxes and do not necessarily reflect actual results that would have occurred.

                                                         For the Year Ended
                                                            December 31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
                                                            (Unaudited)
Pro forma net revenue............................... $330,326 $248,840 $175,696
Pro forma income before cumulative effect of change
 in accounting principle............................   21,632    8,326    3,429
Pro forma net income................................   20,854    8,326    3,224
Pro forma income before cumulative effect of change
 in accounting principle attributable to common
 stockholders.......................................   21,632    8,326    1,002
Pro forma net income attributable to common
 stockholders.......................................   20,854    8,326      797
                                                     ======== ======== ========
Pro forma basic income per share attributable to
 common stockholders--
  Pro forma income before cumulative effect of
   change in accounting principle................... $   1.16 $   0.55 $   0.08
                                                     ======== ======== ========
  Pro forma net income.............................. $   1.12 $   0.55 $   0.06
                                                     ======== ======== ========
Pro forma diluted income per share attributable to
 common stockholders--
  Pro forma income before cumulative effect of
   change in accounting principle................... $   1.12 $   0.52 $   0.08
                                                     ======== ======== ========
  Pro forma net income.............................. $   1.08 $   0.52 $   0.06
                                                     ======== ======== ========

6. DEBT

   Our debt at December 31, 2000 and 1999, consisted of the following:

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
                                                                (in thousands)
Revolving loans under Credit Agreement with a syndicate of
 banks as discussed below...................................... $10,500 $41,000
Notes payable to former owners of acquired businesses bearing
 annual interest at rates up to 7%.............................     529   2,029
Equipment under capital leases, secured by related equipment,
 discounted at a weighted average interest rate of 5.24%.......   7,760   6,521
Other..........................................................     331     389
                                                                ------- -------
                                                                 19,120  49,939
Less--Current portion..........................................   4,494   2,324
                                                                ------- -------
                                                                $14,626 $47,615
                                                                ======= =======

                          CAREER EDUCATION CORPORATION

                        December 31, 2000, 1999 and 1998

   We maintain a credit agreement (the "Credit Agreement") with a bank (syndicated on September 25, 1997) which has been amended from time to time. Under the current amended Credit Agreement, we can borrow up to $90,000,000 under a revolving credit facility ("Revolving Loans") and can obtain up to $50,000,000 in letters of credit; however, outstanding letters of credit reduce the revolving credit facility availability. The amended Credit Agreement matures on October 26, 2003.

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

   At December 31, 2000, we had outstanding $10,500,000 in revolving credit borrowings and outstanding letters of credit totaling approximately $5,995,000 (approximately $165,000 of total outstanding letters of credit were used to meet certain Department of Education financial responsibility requirements) under the Credit Agreement. At December 31, 2000, all borrowings were at the bank's prime rate, which was 9.5% at December 31, 2000.

   CEC and our subsidiaries have collectively guaranteed repayment of amounts outstanding under the Credit Agreement. In addition, we have pledged the stock of our subsidiaries as collateral for repayment of the debt. We may voluntarily make principal prepayments but are required to do so if we generate excess cash flows, sell certain assets, or upon the occurrence of certain other events. Under the Credit Agreement we are limited in our ability to take certain actions, including paying dividends, as defined, selling or disposing of certain assets or subsidiaries, making annual rental payments in excess of 15% of consolidated revenues in any given year, and issuing subordinated debt in excess of $5,000,000, among other things. We are required to maintain certain financial ratios, including a quarterly interest coverage ratio of at least 1.75:1, certain levels of consolidated net worth, and funded debt to consolidated earnings before interest, taxes, depreciation, and amortization of 3.50:1, among others. At December 31, 2000, we were in compliance with the covenants of the Credit Agreement, as amended.

   We intend to refinance amounts owed to former owners of acquired businesses noted above through availability under our Credit Agreement and, therefore, such amounts have been classified as long-term.

   At December 31, 2000, future annual principal payments of debt were as follows (in thousands):

      2001............................................................. $ 4,494
      2002.............................................................   3,365
      2003.............................................................  10,678
      2004.............................................................     156
      2005.............................................................      95
      2006 and thereafter..............................................     332
                                                                        -------
      Total............................................................ $19,120
                                                                        =======

7. STOCKHOLDERS' INVESTMENT

   In connection with the consummation of the IPO on February 4, 1998, we amended and restated our certificate of incorporation and converted all classes of outstanding common stock into one class of common stock, with a par value of $0.01, at a rate of 18.752 shares of common stock for every share of existing common stock. The shares of common stock disclosed in these financial statements, and notes hereto, retroactively reflect this split.

                          CAREER EDUCATION CORPORATION

                        December 31, 2000, 1999 and 1998

   On October 29, 1998, we entered into an agreement with Le Cordon Bleu Limited granting us exclusive rights to use the "Le Cordon Bleu" name in the United States and Canada in connection with our culinary education programs. We have developed a curriculum with Le Cordon Bleu for use at our culinary schools and have issued Le Cordon Bleu a total of 241,524 shares of common stock. Under this agreement we also payLe Cordon Bleu royalties based on tuition collected from students enrolled in Le Cordon Bleu programs at our schools. The agreement expires on December 31, 2008, but can be renewed for two five-year successive terms.

   On July 25, 2000, we issued 39,120 shares of our common stock to Le Cordon Blue Limited in connections with our licensing of the Le Cordon Bleu Restaurant Management Program in the United States and Canada. This issuance was made without general solicitation or advertising. We have entered into an agreement providing certain rights to Le Cordon Bleu Limited.

   During 2000, our Board of Directors approved a 2-for-1 stock split effected in the form of a stock dividend. The dividend was paid on August 25, 2000, to shareholders of record on August 14, 2000. All share and per share amounts in the accompanying financial statements and in the body of this Form 10-K have been retroactively adjusted to reflect this stock dividend.

8. REDEEMABLE PREFERRED STOCK AND WARRANTS

   In connection with the IPO consummated on February 4, 1998, all classes of outstanding redeemable preferred stock were converted into 4,846,466 shares of Common Stock by dividing the liquidation value of preferred stock on that date (including all accrued paid-in-kind dividends) by $8.00 , the initial public offering price of the common stock. The reedemable preferred stock had been issued to provide funding for various acquisitions consumated before our IPO.

   In connection with the issuance of preferred stock and debt prior to 1998, we issued warrants exercisable into 474,144 shares of common stock. These warrants were subject to adjustment , exercisable at any time, and had an exercise price of $0.005 per share. These warrants were adjusted to be 404,594 based upon the results of our operations through December 31, 1997 and were exercised in connection with the IPO during 1998. We accreted the difference between the value of the warrants at the date of issuance and the IPO date using the effective interest method.

9. STOCK OPTIONS AND WARRANTS

Stock Options

   Certain stockholders were granted options to purchase up to a total of approximately 13.5% of the outstanding shares of our common stock. These options, which have an exercise price of $0.005 per share, were to be earned and become exercisable based upon certain financial returns earned and realized in a cash payment by certain stockholders and are subject to other conditions. During 1997, the option agreements were amended to fix the number of shares that the stockholders may exercise only upon completion of the IPO. The amended agreements fixed the number of shares the holders were entitled to earn at 245,230 shares. These options became fully vested upon the IPO closing and we recorded compensation expense of approximately $2.0 million related to these agreements in 1998.

   We maintain stock option plans for our directors, officers, employees, and consultants. Under these plans we can grant stock options, stock appreciation rights, restricted stock, deferred stock and other awards that are exercisable into shares of common stock. Stock options may be either incentive stock options or nonqualified

                         CAREER EDUCATION CORPORATION

                       December 31, 2000, 1999 and 1998
stock options. No stock option or appreciation right shall be exercisable more than ten years after the date of grant. At December 31, 2000, the plans have a total of approximately 1.75 million shares of common stock reserved and available to grant.

   Stock option activity under all of our stock option plans is as follows:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                 Shares    Price Range   Price
                                                ---------  ------------ --------
Outstanding as of December 31, 1997............   361,120  $  0.01-7.36  $ 3.67
  Granted...................................... 1,521,330    0.01-13.13    9.19
  Exercised....................................   (30,626)    0.01-8.00    4.09
  Cancelled....................................   (33,056)   7.36-13.13    8.48
                                                ---------  ------------  ------
Outstanding as of December 31, 1998............ 1,818,768    0.01-13.13    8.19
                                                ---------  ------------  ------
  Granted...................................... 1,239,100   11.81-18.63   15.00
  Exercised....................................  (233,912)   0.01-13.13    2.66
  Cancelled....................................  (361,362)   7.36-18.63   13.45
                                                ---------  ------------  ------
Outstanding as of December 31, 1999............ 2,462,594    0.01-18.63   11.37
                                                ---------  ------------  ------
  Granted......................................   805,000   17.31-32.00   23.96
  Exercised....................................  (314,801)   0.01-15.19    3.67
  Cancelled....................................   (54,920)   8.00-24.00   13.72
                                                =========  ============  ======
Outstanding as of December 31, 2000............ 2,897,873  $ 0.01-32.00  $15.66
                                                =========  ============  ======
Stock options exercisable at
  December 31, 1998............................   520,844  $ 0.01-13.12  $ 1.96
                                                =========  ============  ======
  December 31, 1999............................   604,236  $ 0.01-18.63  $ 6.11
                                                =========  ============  ======
  December 31, 2000............................   749,916  $ 0.01-32.00  $11.32
                                                =========  ============  ======

   The following table summarizes information about all stock options outstanding as of December 31, 2000:

                                Options Outstanding         Options Exercisable
                         --------------------------------- ---------------------
                            Number              Weighted      Number
                         Outstanding  Weighted   Average   Exercisable  Weighted
                            as of     Average   Remaining       at      Average
                         December 31, Exercise Contractual December 31, Exercise
Exercise Price Ranges        2000      Price      Life         2000      Price
---------------------    ------------ -------- ----------- ------------ --------
$ 0.01-$ 1.94...........     70,740      1.76     4.68        70,740     $ 1.76
$ 6.93-$ 9.88...........    489,583      8.07     6.98       233,526       7.99
$11.81-$13.44...........  1,064,750     12.74     8.10       308,250      12.88
$14.00-$19.84...........    561,800     18.19     8.52       137,400      18.42
$24.00-$32.00...........    711,000     24.62     9.52           --         --
                          ---------    ------     ----       -------     ------
$ 0.01-$32.00...........  2,897,873    $15.66     8.26       749,916     $11.32
                          =========    ======     ====       =======     ======

   The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model and assumptions used to value the options. The weighted average fair value of the options granted

                          CAREER EDUCATION CORPORATION

                        December 31, 2000, 1999 and 1998
during the years ended December 31, 2000, 1999 and 1998 and assumptions used to value the options are as follows:

                                                           For the Year Ended
                                                           --------------------
                                                            2000   1999   1998
                                                           ------  -----  -----
      Dividend yield......................................    --     --     --
      Risk-free interest rate.............................    6.5%   6.0%   8.0%
      Volatility..........................................     60%    60%    60%
      Expected life.......................................      7      7     10
      Weighted average fair value of options granted...... $13.76  $8.51  $7.24

Warrants

   In connection with the issuance of preferred stock and debt prior to 1998, we issued warrants exercisable into a shares of common stock. These warrants were exercisable at any time and had an exercise price of $.01 per share. All outstanding warrants were exercised into 657,267 shares of common stock in connection with the consummation of the IPO.

Pro Forma SFAS No. 123 Results

   Had we accounted for our stock options in accordance with SFAS No. 123, pro forma income before cumulative effect of change in accounting principle and net income , and pro forma income before cumulative effect of change in accounting principle and net income attributable to common stockholders would have been as follows (in thousands, except per share data):

                                                             December 31,
                                                        ----------------------
                                                         2000    1999    1998
                                                        ------- ------- ------
   Pro forma income before
    cumulative effect of change in accounting
    principle.......................................... $19,885 $10,156 $3,754
   Pro forma net income................................  19,107  10,156  3,549
   Pro forma income before cumulative effect of change
    in accounting principle attributable to common
    stockholders.......................................  19,885  10,156  1,327
   Pro forma net income attributable to common
    stockholders.......................................  19,107  10,156  1,122
                                                        ======= ======= ======
   Pro forma diluted income before
    cumulative effect of change in accounting
    principle per share attributable to common
    stockholders....................................... $  1.03 $  0.64 $ 0.10
                                                        ======= ======= ======
   Pro forma diluted net income per share
    attributable to common stockholders................ $  0.99 $  0.64 $ 0.08
                                                        ======= ======= ======

   The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

                         CAREER EDUCATION CORPORATION

                       December 31, 2000, 1999 and 1998

10. INCOME TAXES

   The provision for income taxes consists of the following (in thousands):

                                                           For the Year Ended
                                                              December 31,
                                                         ----------------------
                                                          2000    1999   1998
                                                         ------- ------ -------
      Current--
        Federal......................................... $ 9,618 $5,026 $ 3,688
        State and local.................................   2,482  1,430     973
        Foreign.........................................     859  1,049     --
                                                         ------- ------ -------
          Total current.................................  12,959  7,505   4,661
                                                         ------- ------ -------
      Deferred--
        Federal.........................................   3,172    576    (923)
        State and local.................................     734    139    (182)
        Foreign.........................................     457     35    (206)
                                                         ------- ------ -------
          Total deferred provision (benefit)............   4,363    750  (1,311)
                                                         ------- ------ -------
      Total provision for income taxes.................. $17,322 $8,255 $ 3,350
                                                         ======= ====== =======

   A reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate is as follows:

                                                                For the Year
                                                                   Ended
                                                                December 31,
                                                               ----------------
                                                               2000  1999  1998
                                                               ----  ----  ----
      Statutory U.S. Federal income tax rate.................. 35.0% 34.0% 34.0%
      Foreign taxes...........................................  0.9   1.8  (0.3)
      State and local income taxes, net of Federal benefit....  5.3   5.4   6.7
      Permanent differences and other.........................  2.6   1.8   2.3
                                                               ----  ----  ----
      Effective income tax rate............................... 43.8% 43.0% 42.7%
                                                               ====  ====  ====

   The Foreign taxes reflected above include the effect of both the Federal and Provincial taxes incurred by our foreign subsidiaries.

   Components of deferred income tax assets and liabilities consist of the following (in thousands):

                                                               December 31,
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
      Deferred income tax assets:
        Tax net operating loss carryforwards................. $ 1,909  $   623
        Stock options........................................     339      541
        State tax credit.....................................     351      441
        Allowance for doubtful accounts......................   2,594      796
        Covenants not-to-compete.............................   3,984    3,462
        Deferred rent obligation.............................     741      549
        Other................................................     633      215
                                                              -------  -------
          Total deferred income tax assets...................  10,551    6,627
                                                              -------  -------
      Deferred income tax liabilities:
        Depreciation and amortization........................  13,645    9,744
        Other................................................     244      --
                                                              -------  -------
          Total deferred income tax liabilities..............  13,889    9,744
                                                              -------  -------
          Net deferred income tax liability.................. $(3,338) $(3,117)
                                                              =======  =======

                          CAREER EDUCATION CORPORATION

                        December 31, 2000, 1999 and 1998
   We have purchased certain tax net operating loss carryforwards in connection with our business acquisitions. At December 31, 2000, we have Federal and state tax net operating loss carryforwards totaling $3.6 million and $4.0 million, respectively. We have not recorded a valuation allowance because we believe that deferred income tax assets will be realized in the future.

11. COMMITMENTS AND CONTINGENCIES

Litigation

   We are subject to occasional lawsuits, investigations and claims arising out of the normal conduct of our business. In certain cases, claims against acquired businesses relating to events which occurred during the periods we did not own them are indemnified by the former owners. Management does not believe the outcome of any pending claims will have a material impact on our financial position or results of operations.

Leases and Licensing Agreements

   We rent most of our school facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2015. The facility leases require us to make monthly payments covering rent, taxes, insurance and maintenance costs. Rent expense, exclusive of taxes, insurance and maintenance of the facilities and equipment, for the years ended December 31, 2000, 1999 and 1998 was approximately $27,371,000, $19,542,000 and
$14,304,000, respectively.

   Future minimum lease payments under these leases as of December 31, 2000, are as follows (in thousands):

                                                      Capital Operating
                                                      Leases   Leases    Total
                                                      ------- --------- -------
   2001.............................................. $4,785  $ 29,193   33,978
   2002..............................................  2,653    26,579   29,232
   2003..............................................    199    25,178   25,377
   2004..............................................    195    24,236   24,431
   2005..............................................    124    20,778   20,902
   2006 and thereafter...............................    373   112,716  113,089
                                                      ------  --------  -------
                                                       8,329  $238,680  247,009
                                                      ======  ========  =======
   Less--Portion representing interest at a weighted
    average
    rate of 5.24%....................................    569
                                                      ------
   Principal payments................................  7,760
   Less--Current portion.............................  4,481
                                                      ------
                                                      $3,279
                                                      ======

   Payments under licensing agreements for the years ended December 31, 2000 and 1999 was approximately $2,400,000 and $190,000, respectively.

12 . REGULATORY

   Our U.S. schools are subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act ("HEA"), and the regulations promulgated

                          CAREER EDUCATION CORPORATION

                        December 31, 2000, 1999 and 1998
thereunder by the U.S. Department of Education ("DOE"), subject our U.S. schools to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the HEA ("Title IV Programs").

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

   For purposes of measuring financal responsibility, the DOE calculates the institution's composite score based on its (i) equity ratio, which measures the institution's capital resources, ability to borrow and financial viability;
(ii) primary reserve ratio, which measures the institution's ability to support current operations from expendable resources; and (iii) net income ratio, which measures the institution's ability to operate at a profit. An institution that does not meet the DOE's minimum composite score may demonstrate its financial responsibility by posting a letter of credit in favor of the DOE in an amount equal to at least 50% of the Title IV Program funds received by the institution during its prior fiscal year or posting such letter of credit in an amount equal to at least 10% of the Title IV Program funds received by the institution during its prior fiscal year and accepting other conditions on its participation in the Title IV Programs.

   The DOE also assesses the administrative capability of each institution that participates in the Title IV Programs. In addition, each institution is required to apply to the DOE for continued certification to participate in the Title IV Programs at least every six years, or when it undergoes a change of control.

   When we acquire an institution that is eligible to participate in the Title IV Programs, that institution undergoes a change of ownership resulting in a change of control ("change of control") as defined by the DOE. Upon a change of control, an institution's eligibility to participate in the Title IV Programs is subject to

                          CAREER EDUCATION CORPORATION

                        December 31, 2000, 1999 and 1998
review, and the institution could lose its eligibility unless it can reestablish its state authorization and accreditation and satisfy the other requirements to be recertified by the Department of Education as an eligible institution under our ownership. If an institution is recertified following a change of control, it will be on a provisional basis. Under a 1998 ammendment to the HEA and subsequent regulations, the DOE may provisionally and temporarily certify an institution following a change of control under certain circumstances while the DOE reviews the institution's application. The DOE has provided such temporary certification to each institution we have acquired since January 1999 in periods of time ranging from 10 to 40 days after closing. Each of the U.S. institutions we have acquired has undergone a certification review under our ownership and has been certified to participate in the Title IV Programs. American InterContinental University, which we acquired in January 2001, has been certified under our ownership on a temporary and provisional basis and has filed its application to obtain provisional certification.

   In Canada, there are several government programs that provide students attending eligible institutions with government funding. The provisions governing an eligible institution vary by province and generally require an institution's programs qualifying for funding to meet certain rules and regulations and also to have the administration of the program independently audited.

13. EMPLOYEE BENEFIT PLANS

   We maintain a contributory profit sharing plan established pursuant to the provisions of Section 401(k) of the Internal Revenue Code that provides retirement benefits for our eligible employees. This plan requires matching contributions to eligible employees. Our matching contributions were $1,475,000, $1,033,000 and $699,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

   We maintain an employee stock purchase plan which provides for the issuance of up to 1,000,000 shares of common stock to be purchased by our eligible employees through periodic offerings. Our employees may purchase common stock through payroll deductions (not to exceed $20,000 per person within any calendar year) at 85% of the fair market value. As of December 31, 2000, employees have cumulatively purchased 139,269 shares under the Employee Stock Purchase Plan.

14. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

2000 Quarters                                   First  Second   Third  Fourth
-------------                                  ------- ------- ------- -------
                                               (in thousands, except per share
                                                            data)
Net revenue................................... $70,315 $73,581 $82,261 $99,136
Income before cumulative effect of change in
 accounting principle.........................   3,472   2,427   4,391  11,894
Income before cumulative effect of change in
 accounting principle per share:
  Basic.......................................    0.22    0.13    0.22    0.59
  Diluted.....................................    0.21    0.13    0.21    0.56
Net income....................................   2,694   2,427   4,391  11,894
Net income per share:
  Basic....................................... $  0.34 $  0.13 $  0.22 $  0.59
  Diluted.....................................    0.33    0.13    0.21    0.56

1999 Quarters                                   First  Second   Third  Fourth
-------------                                  ------- ------- ------- -------
                                               (in thousands, except per share
                                                            data)
Net revenue................................... $45,435 $48,780 $55,605 $66,984
Income from operations........................   2,912   1,638   3,279  12,522
Net income....................................   1,539     744   1,661   6,999
Net income per share:
  Basic....................................... $  0.11 $  0.05 $  0.11 $  0.45
  Diluted.....................................    0.10    0.05    0.11    0.43

                          CAREER EDUCATION CORPORATION

                        December 31, 2000, 1999 and 1998

15. VALUATION AND QUALIFYING ACCOUNTS

                                Balance  Charges                        Balance
                                  at       to      Increase   Amounts     at
                               Beginning   Net      Due to    Written-  End of
                               of Period Revenue Acquisitions   off     Period
                               --------- ------- ------------ --------  -------
                                               (in thousands)
Student receivable allowance
 activity for
 the year ended December 31,
 2000........................   $2,723   $9,235     $1,845    $(8,304)  $5,499
Student receivable allowance
 activity for
 the year ended December 31,
 1999........................    2,127    6,697        361     (6,462)   2,723
Student receivable allowance
 activity for
 the year ended December 31,
 1998........................    1,516    4,983         71     (4,443)   2,127

16. SUBSEQUENT EVENT

   On January 2, 2001, we completed our acquisition of EduTrek International, Inc., a Georgia corporation and operator of American InterContinental University (AIU). EduTrek shareholders approved the acquisition at a special meeting held on January 2, 2001. Pursuant to the terms of the merger agreement, EduTrek's shareholders received an aggregate of 1,203,733 shares of our common stock (0.0901 shares of our common stock for each share of EduTrek stock) and $2,507,666 in cash ($0.1877 per share). There were 13,359,970 EduTrek shares outstanding. The acquisition was accounted for as a purchase and the purchase price, subject to adjustment, exceeded the fair market value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $65,000,000. Additionally, at November 30, 2000, one of EduTrek's lenders, Sylvan Learning Systems, Inc., assigned its $5.0 million promissory note to us, in exchange for $5.0 million plus accrued interest. This note is included in other assets in the accompanying consolidated balance sheet as of December 31, 2000.