Form 10-Q
period 2001-03-31
CAREER EDUCATION CORP
filed 2001-05-15
CIK 1046568

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: March 31, 2001

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

   As of May 9, 2001, 21,770,067 shares of the registrant's Common Stock, par value $.01, were outstanding.

                          CAREER EDUCATION CORPORATION

                          QUARTER ENDED MARCH 31, 2001

                                     INDEX

PART I--FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
     Item 1.  Financial Statements

              Condensed Unaudited Consolidated Balance Sheets as of March
               31, 2001 and December 31, 2000.............................    3

              Condensed Unaudited Consolidated Statements of Operations
               for the three months ended March 31, 2001 and 2000.........    4

              Condensed Unaudited Consolidated Statements of Cash Flows
               for the three months ended March 31, 2001 and 2000.........    5

              Notes to Condensed Unaudited Consolidated Financial             6
               Statements.................................................

     Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................    8

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk...   13

PART II--OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders.........   14

     Item 6.  Exhibits and Reports on Form 8-K............................   14

 SIGNATURES...............................................................   15

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (unaudited)

                                                         March 31,  December 31,
                                                           2001         2000
                                                         ---------  ------------
                         ASSETS
CURRENT ASSETS:
  Cash.................................................. $  6,404     $ 33,742
  Student receivables, net..............................   37,494       29,800
  Other receivables.....................................    5,034        3,851
  Inventories...........................................    3,643        2,874
  Prepaid expenses and other current assets.............   23,627       13,116
  Deferred income tax assets............................    3,800        2,847
                                                         --------     --------
    Total current assets................................   80,002       86,230
                                                         --------     --------
PROPERTY AND EQUIPMENT, net.............................  113,076       90,836
INTANGIBLE ASSETS, net..................................  157,364       93,634
OTHER ASSETS............................................    5,657        9,999
                                                         --------     --------
TOTAL ASSETS............................................ $356,099     $280,699
                                                         ========     ========

        LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Current maturities of long-term debt.................. $  6,995     $  4,494
  Accounts payable......................................    5,964        7,608
  Accrued expenses and other current liabilities........   14,862       21,202
  Accrued restructuring and severance...................    3,141          --
  Deferred tuition revenue..............................   33,978       23,610
                                                         --------     --------
    Total current liabilities...........................   64,940       56,914
                                                         --------     --------
DEFERRED RENT OBLIGATIONS...............................    2,257        1,988
LONG-TERM DEBT, net of current maturities...............   28,123       14,626
DEFERRED INCOME TAX LIABILITIES.........................    5,118        6,185
OTHER LONG-TERM LIABILITIES.............................    2,070           93
COMMITMENTS AND CONTINGENCIES...........................
STOCKHOLDERS' INVESTMENT:
  Preferred stock, $0.01 par value; 1,000,000 shares
   authorized; no shares issued and outstanding at March
   31, 2001 and December 31, 2000.......................      --           --
  Common stock, $.01 par value; 50,000,000 shares
   authorized; 21,753,143 and 20,323,739 shares issued
   and outstanding at March 31, 2001 and
   December 31, 2000, respectively......................      217          203
  Additional paid-in capital............................  225,656      179,133
  Accumulated other comprehensive income................     (819)        (698)
  Retained earnings.....................................   28,537       22,255
                                                         --------     --------
    Total stockholders' investment......................  253,591      200,893
                                                         --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT.......... $356,099     $280,699
                                                         ========     ========

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (unaudited)

                                                               Three Months
                                                                  Ended
                                                                March 31,
                                                             -----------------
                                                               2001     2000
                                                             --------  -------
REVENUE:
  Tuition and registration fees, net........................ $109,413  $64,680
  Other, net................................................   10,302    5,635
                                                             --------  -------
    Total net revenue.......................................  119,715   70,315
                                                             --------  -------
OPERATING EXPENSES:
  Educational services and facilities.......................   48,888   27,739
  General and administrative................................   52,575   31,798
  Depreciation and amortization.............................    7,125    4,562
                                                             --------  -------
    Total operating expenses................................  108,588   64,099
                                                             --------  -------
    Income from operations..................................   11,127    6,216
  Interest income...........................................      229      150
  Interest expense..........................................     (515)    (275)
  Share of affiliate earnings...............................      577      --
                                                             --------  -------
  Income before provision for income taxes and cumulative
   effect of change in accounting principle.................   11,418    6,091
PROVISION FOR INCOME TAXES..................................    5,136    2,619
                                                             --------  -------
  Income before cumulative effect of change in accounting
   principle................................................    6,282    3,472
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE, net of taxes of $587............................      --      (778)
                                                             --------  -------
NET INCOME.................................................. $  6,282  $ 2,694
                                                             ========  =======
NET INCOME PER SHARE:
  Basic--
    Income before cumulative effect of change in accounting
     principle.............................................. $   0.29  $  0.22
    Cumulative effect of change in accounting principle, net
     of taxes...............................................      --     (0.05)
                                                             --------  -------
      Net income............................................ $   0.29  $  0.17
                                                             ========  =======
  Diluted--
    Income before cumulative effect of change in accounting
     principle.............................................. $   0.28  $  0.21
    Cumulative effect of change in accounting principle, net
     of taxes...............................................      --     (0.05)
                                                             --------  -------
      Net income............................................ $   0.28  $  0.16
                                                             ========  =======
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic.....................................................   21,626   15,820
                                                             --------  -------
  Diluted...................................................   22,565   16,394
                                                             ========  =======

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                               Three Months
                                                             Ended March 31,
                                                             -----------------
                                                               2001     2000
                                                             --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................ $  6,282  $ 2,694
  Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
    Depreciation and amortization...........................    7,125    4,562
    Compensation expense related to stock options...........       13       13
    Deferred income taxes...................................    4,874      740
    Changes in operating assets and liabilities, net of
     acquisitions...........................................  (24,127)  (1,847)
                                                             --------  -------
      Net cash provided by (used in) operating activities...   (5,833)   6,162
                                                             --------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisitions, net of cash........................   (1,383)  (3,047)
  Acquisition costs and financing transaction costs.........   (1,244)    (369)
  Purchase of property and equipment, net...................  (12,464)  (2,979)
                                                             --------  -------
      Net cash used in investing activities.................  (15,091)  (6,395)
                                                             --------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock..................................    2,485      441
  Payments of amounts due and notes payable to former owners of acquired
   businesses, capital lease obligations and other long-term
   debt.....................................................  (17,636)    (599)
  Net borrowings (payments) on revolving loans under Credit
   Agreement................................................    9,000   (2,000)
                                                             --------  -------
      Net cash used in financing activities.................   (6,151)  (2,158)
                                                             --------  -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................     (263)     (11)
                                                             --------  -------
NET DECREASE IN CASH........................................  (27,338)  (2,402)
CASH, beginning of period...................................   33,742   44,745
                                                             --------  -------
CASH, end of period......................................... $  6,404  $42,343
                                                             ========  =======
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Capital lease obligations for purchase of equipment....... $    --   $   996

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1--Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2000 that are included in our annual report on Form 10-K.

Note 2--Business Acquisitions

   On January 2, 2001, we completed our acquisition of EduTrek International, Inc., a Georgia corporation and operator of American InterContinental University (AIU). EduTrek's shareholders received an aggregate of approximately 1.2 million shares of our common stock (0.0901 shares of our common stock for each share of EduTrek stock) and approximately $2.5 million in cash ($0.1877 per share). The acquisition was accounted for as a purchase and the purchase price, subject to adjustment, exceeded the fair market value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $65.7 million as of the end of the first quarter of 2001. Additionally, at November 30, 2000, one of EduTrek's lenders, Sylvan Learning Systems, Inc., assigned its $5.0 million promissory note to us, in exchange for $5.0 million plus accrued interest. This note is included in other assets in the accompanying consolidated balance sheet as of December 31, 2000.

   As part of the acquisition we acquired a minority interest in the American InterContinental University in Dubai, United Arab Emirates. The entity is accounted for by the equity method and, therefore, is not consolidated in our results of operations.

Note 3--Comprehensive Income

   The disclosure of comprehensive income and accumulated other comprehensive income, which encompasses net income and foreign currency translation adjustments, is as follows:

                                                                 Three Months
                                                                  Ended March
                                                                      31,
                                                                 --------------
                                                                  2001    2000
                                                                 ------  ------
      Net Income................................................ $6,282  $2,694
      Other Comprehensive Loss
       Foreign currency translation adjustment..................   (121)    (29)
                                                                 ------  ------
      Comprehensive Income...................................... $6,161  $2,665
                                                                 ======  ======

Note 4--Recent Accounting Pronouncement

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

   Prior to the release of SAB 101, our revenue recognition policy was in compliance with generally accepted accounting principles. Through December 31, 1999, we recognized application and registration fees as revenue upon receipt. Effective January 1, 2000, we adopted a change in accounting principle to comply with the specific provisions and guidance of SAB 101. As a result, we recognized a cumulative charge of $0.8 million, net of taxes, in the first quarter of 2000. SAB 101 requires us to recognize revenue related to application and registration fees over the program period. For additional information refer to our annual report on Form 10-K for pro forma information reflecting the effect of the change in the accounting principle assuming SAB 101 had been adopted at the beginning of the period.

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

Note 5--Credit Facility

   As of March 31, 2001, we had approximately $19.5 million of borrowings outstanding under our Credit Facility. Additionally, we had approximately $4.1 million of outstanding letters of credit as of such date.

Note 6--Assets Held For Sale

   As of March 31, 2001, we had approximately $1.0 million in real estate property held for sale. This property was acquired as a result of our purchase of California Culinary Academy, Inc. This amount is included in other assets on the accompanying condensed unaudited consolidated balance sheet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The discussion below contains certain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual growth, results, performance and business prospects and opportunities in 2001 and beyond could differ materially from those expressed in, or implied by, any such forward-looking statements. See "Special Note Regarding Forward-Looking Statements" on page 12 for a discussion of risks and uncertainties that could cause or contribute to such material differences.

   The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and attached Notes appearing elsewhere in this document.

Background and Overview

   We are a provider of private, for-profit postsecondary education with 38 campuses throughout the United States and in Canada, the United Kingdom and the United Arab Emirates. We had approximately 32,800 students enrolled as of April 30, 2001 and our schools enjoy long operating histories and offer a variety of master's degree, bachelor's degree, associate degree, and diploma programs in career-oriented disciplines within our core curricula of:

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

   We believe that EBITDA, while not a substitute for generally accepted accounting principles' measures of operating results, is an important measure of our financial performance and that of our schools. Our EBITDA increased 74%, from $10.8 million in the first quarter of 2000 to $18.8 million in the first quarter of 2001. We believe that EBITDA is particularly meaningful due principally to the role acquisitions have played in our development. Our rapid growth through acquisitions has resulted in significant non-cash depreciation and amortization expense, because a significant portion of the purchase price of a school acquired by us is generally allocated to fixed assets, goodwill and other intangible assets. As a result of our ongoing acquisition strategy, non-cash amortization expense may continue to be substantial.

   Our principal source of revenue is tuition collected from our students. The academic year is at least 30 weeks in length, but varies both by individual school and program of study. The academic year is divided by term, which is determined by start dates, which vary by school and program. Payment of each term's tuition may be made by full cash payment, financial aid and/or an installment payment plan. If a student withdraws from school prior to the completion of the term, we refund the portion of tuition already paid which is attributable to the period of the term that is not completed. Tuition revenue is recognized ratably over the period of the student's program and is reflected net of bad debt expense.

   Our campuses charge tuition at varying amounts, depending not only on the particular school, but also on the type of program and the specific curriculum. On average, our campuses increase tuition one or more times annually.

   Other revenue consists of bookstore sales, placement fees, contract training, dormitory and cafeteria fees, rental income, and restaurant revenue. Other revenue is recognized during the period services are rendered or goods are delivered.

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

   Depreciation and amortization includes costs associated with the depreciation of purchased computer laboratories, equipment, furniture and fixtures, courseware, owned facilities, capitalized equipment leases and amortization of intangible assets, primarily including goodwill and non-competition agreements with the previous owners of our schools.

   Share of affiliate earnings represents our share of the income before provision for income taxes from our American InterContinental University campus in Dubai, United Arab Emirates. This entity is accounted for by the equity method and therefore, is not consolidated in our results for operations.

Acquisitions

   On January 2, 2001, we completed our acquisition of EduTrek International, Inc., a Georgia corporation and operator of American InterContinental University (AIU). EduTrek's shareholders received an aggregate of approximately 1.2 million shares of our common stock (0.0901 shares of our common stock for each share of EduTrek stock) and approximately $2.5 million in cash ($0.1877 per share). The acquisition was accounted for as a purchase and the purchase price, subject to adjustment, exceeded the fair market value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $65.7 million as of the end of the first quarter of 2001. Additionally, at November 30, 2000, one of EduTrek's lenders, Sylvan Learning Systems, Inc., assigned its $5.0 million promissory note to us in exchange for $5.0 million plus accrued interest. This note is included in other assets in the accompanying consolidated balance sheet as of December 31, 2000.

   As part of the acquisition we acquired a minority interest in the American InterContinental University in Dubai, United Arab Emirates. The entity is accounted for by the equity method and, therefore, is not consolidated in our results of operations.

Results of Operations

   The following table summarizes our operating results as a percentage of net revenue for the periods indicated.

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            2001       2000
                                                          ---------  ---------
   REVENUE:
     Tuition and registration fees, net..................      91.4%      92.0%
     Other, net..........................................       8.6        8.0
                                                          ---------  ---------
       Total net revenue.................................     100.0      100.0
                                                          ---------  ---------
   OPERATING EXPENSES:
     Educational services and facilities.................      40.8       39.5
     General and administrative..........................      43.9       45.2
     Depreciation and amortization.......................       6.0        6.5
                                                          ---------  ---------
       Total operating expenses..........................      90.7       91.2
                                                          ---------  ---------
       Income from operations............................       9.3        8.8
     Interest income.....................................       0.2        0.2
     Interest expense....................................      (0.5)      (0.3)
     Share of affiliate earnings.........................       0.5        --
                                                          ---------  ---------
     Income before provision for income taxes and
      cumulative effect of change in accounting
      principle..........................................       9.5        8.7
   PROVISION FOR INCOME TAXES............................       4.3        3.8
                                                          ---------  ---------
     Income before cumulative effect of change in
      accounting principle...............................       5.2        4.9
   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
    net..................................................       --        (1.1)
                                                          ---------  ---------
   NET INCOME............................................       5.2%       3.8%
                                                          =========  =========

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31,
2000

   Revenue. Net tuition and registration fee revenue increased 69%, from $64.7 million in the first quarter of 2000 to $109.4 million in the first quarter of 2001. The increase was due to an approximate 38% increase in net tuition and registration fee revenue for schools owned prior to 2000 (i.e., same-school) which was attributable to a 22% increase in the average student population, tuition increases effective after the first quarter of 2000 and student enrollment mix. The increase was also due to added net tuition and registration fee revenue of $20.7 million from schools acquired during and after 2000. Bad debt expense remained fairly consistent at 3% of gross school revenue.

   Other net revenue increased 83%, from $5.6 million in the first quarter of 2000 to $10.3 million in the first quarter of 2001, primarily due to the schools acquired during and after 2000.

   Educational Services and Facilities Expense. Educational services and facilities expense increased 76%, from $27.7 million in the first quarter of 2000 to $48.9 million in the first quarter of 2001. Of this increase, $11.5 million was attributable to schools owned prior to 2000 and $9.6 million was attributable to schools acquired during and after 2000. These increases were primarily due to the increase in average student population mentioned above, as well as an increase in curriculum development activities.

   General and Administrative Expense. General and administrative expense increased 65%, from $31.8 million in the first quarter of 2000 to $52.6 million in the first quarter of 2001. The increase was primarily attributable to a $9.3 million increase of expenses for schools acquired during and after 2000, an increase of

$2.1 million related to planned corporate and regional infrastructure enhancements and increased advertising and marketing (including admissions) of $5.6 million for schools owned prior to 2000.

   Depreciation and Amortization Expense. Depreciation and amortization expense increased 56%, from $4.6 million in the first quarter of 2000 to $7.1 million in the first quarter of 2001. The increase was primarily due to capital expenditures for schools acquired during and after 2000 and related increased depreciation expense of $0.9 million in 2001. Additionally, depreciation expense increased $1.1 million due to the depreciation expense for schools owned prior to 2000. Amortization expense increased 47% from $1.1 million in the first quarter of 2000 to $1.6 million in the first quarter of 2001, primarily due to additional amortization of non-competition agreements and goodwill related to schools acquired during and after 2000, offset by a decrease in amortization of non-competition agreements for schools owned prior to 2000.

   Interest Income. Interest income increased 53%, from $0.1 million in the first quarter of 2000 to $0.2 million in the first quarter of 2001, due to investments related to the proceeds from our May 2000 public offering.

   Interest Expense. Interest expense increased 87%, from $0.3 million in the first quarter of 2000 to $0.5 million in the first quarter of 2001, due to the acquisition of EduTrek in the first quarter of 2001.

   Share of affiliate earnings. Share of affiliate earnings from our affiliate in Dubai, United Arab Emirates, was $0.6 million for the first quarter of 2001.

   Provision for Income Taxes. The provision for income taxes increased 96% from $2.6 million in the first quarter of 2000 to $5.1 million in the first quarter of 2001 as a result of increases in pretax income and a one percentage point increase in the effective income tax rate.

   Income before Cumulative Effect of Change in Accounting Principle. Income before cumulative effect of change in accounting principle increased 81%, from $3.5 million in the first quarter of 2000 to $6.3 million in the first quarter of 2001, due to the factors noted above.

   Cumulative Effect of Change in Accounting Principle. We adopted Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, as of January 1, 2000 resulting in a net of tax charge of $0.8 million. SAB 101 requires us to recognize revenue related to application and registration fees over the student benefit period rather than as revenue upon receipt.

   Net Income. Net income increased 133%, from $2.7 million in the first quarter of 2000 to $6.3 million in the first quarter of 2001, due to the factors noted above.

Liquidity and Capital Resources

   Our merger with EduTrek International, Inc., operator of American InterContinental University, was completed on January 2, 2001. Under the terms of the merger agreement, EduTrek shareholders received an aggregate of approximately 1.2 million shares of our common stock (approximately 0.09 shares of our stock for each share of EduTrek stock) and approximately $2.5 million in cash (approximately $0.19 per share). There were approximately
13.32 million EduTrek shares outstanding as of the merger date.

   We finance our operating activities and our internal growth through cash generated from operations. We finance acquisitions through funding from a combination of equity issuances, credit facilities and remaining cash generated from operations. Net cash provided by operating activities decreased from $6.2 million provided by operations in the first quarter of 2000 to net cash used in operating activities of $5.8 million in the first quarter of 2001, due to decreases in the operating assets and liabilities offset by increases in net income and depreciation and amortization. The $22.3 million decrease in operating assets and liabilities was attributed to a $10.1 million decrease in accounts payable and accrueds, a $6.4 million increase in prepaids, a $5.9 million increase in student accounts receivables and a $2.1 million increase in other receivables. Of the $22.3 million decrease in operating assets and liabilities, $10.3 million was attributed specifically to our January 2, 2001 acquisition of EduTrek in which the anticipated working capital changes that have occurred since the acquisition flow through cash flow from operating activities rather than cash flow from business acquisitions under investing activities. Excluding the effect of the acquisition of EduTrek, net cash provided by operating activities would have been approximately $4.5 million for the first quarter of 2001.

   Capital expenditures increased from $3.0 million in the first quarter of 2000 to $12.5 million in the first quarter of 2001 due to investments in leasehold improvements on new and expanded facilities and investments in capital equipment necessitated by increasing student population. We expect capital expenditures to be approximately $35 to $45 million for all of 2001. We would normally expect capital expenditures to increase as new schools are acquired or opened, student population increases and current facilities and equipment are upgraded and expanded.

   Net student receivables at March 31 as a percentage of net student revenue for the first quarter increased from 20% in 2000 to 34% in 2001. This change was primarily due to a greater number of students taking higher priced programs that result in lower government funding for students as a percentage of cash receipts. Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to tuition receivables. When a student withdraws, the receivable balance attributable to such student is charged to this allowance for doubtful accounts. Our historical bad debt expense as a percentage of gross student revenue for the first quarter ended March 31, 2001 and for the first quarter ended March 31, 2000, was 3.1% and 2.8%, respectively.

   Our credit agreement provides for a $90.0 million line of credit. We may obtain letters of credit up to $50.0 million. Outstanding letters of credit reduce the revolving credit facility availability under our credit agreement. Our credit agreement matures on October 26, 2003. Under the credit agreement our borrowings bear interest, payable quarterly, at either:

  (1) the bank's base or prime rate depending on whether the particular loan is denominated in U.S. or Canadian dollars, plus a specified number of basis points, ranging from 0 to 75, based upon our leverage ratio; or

  (2) LIBOR, plus a specified number of basis points, ranging from 75 to 200 based upon our leverage ratio.

   Under the credit agreement, we are required, among other things, to maintain (1) financial ratios with respect to debt to EBITDA and interest coverage and (2) a specified level of net worth. We are also subject to limitations on, among other things, payment of dividends, disposition of assets and incurrence of additional indebtedness. We are required to pledge the stock of our subsidiaries as collateral for the repayment of our obligations under the credit agreement. At March 31, 2001, we had approximately $4.1 million of outstanding letters of credit and $19.5 million of outstanding borrowings under our credit facility. As a result, at March 31, 2001, our remaining credit availability under the credit agreement was approximately $66.4 million.

   The DOE requires that we keep unbilled Title IV Program funds that are collected in separate cash accounts until the students are billed for the program portion related to those Title IV Program funds. In addition, all funds transferred to our schools through electronic funds transfer program are held in a separate cash account until certain conditions are satisfied. As of March 31, 2001, we held nominal amounts of such funds in separate accounts. The restrictions on any cash held in these accounts have not significantly affected our ability to fund daily operations.

Special Note Regarding Forward-Looking Statements

   This Form 10-Q contains certain statements which reflect our expectations regarding our future growth, results of operations, performance and business prospects and opportunities. Wherever possible, words such as "anticipate," "believe," "plan," "expect" and similar expressions have been used to identify these "forward-looking" statements. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to risks and uncertainties, which could cause our actual growth, results, performance and business prospects and opportunities to differ from those, expressed in, or implied by, these statements.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

   We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of our investments. We have not entered into interest rate caps or collars or other hedging instruments.

   Our exposure to changes in interest rates is limited to borrowings under revolving credit agreements, which have variable interest rates tied to the prime and LIBOR rates. We estimate that the book value of each of our debt instruments approximated its fair value at March 31, 2001.

   We are subject to fluctuations in the value of the Canadian dollar and the British pound vis-a-vis the U.S. dollar. Our investment in our foreign operations are not significant and the book value of the assets and liabilities of these operations at March 31, 2001 approximated their fair value.

                          PART II--OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

   (a) Our annual meeting of stockholders was held on May 11, 2001.

   (b) Our stockholders voted as follows to elect two Class III directors to our board of directors:

                                                                       Authority
      Directors:                                               For:    Withheld:
      ----------                                            ---------- ---------
      Thomas B. Lally...................................... 19,017,173   393,848
      John M. Larson....................................... 16,496,044 2,914,977

   In addition to Mr. Lally and Mr. Larson, the following directors' terms of office as directors continued after the meeting: Robert E. Dowdell, Wallace O. Laub, Keith K. Ogata and Patrick K. Pesch.

   (c) Our stockholders voted as follows on an amendment to the Career Education Corporation Amended and Restated Certificate of Incorporation, which would have authorized the increase in the number of authorized shares of Career Education Corporation's Common Stock from 50,000,000 to 150,000,000:

                                                                                   Broker
         For:             Against:                  Abstentions:                 Non-Votes:
         ----             ---------                 ------------                 ----------
      10,158,160          9,249,554                    3,307                        --

   Approval of this amendment required the affirmative vote of a majority of the outstanding shares of Common Stock entitled to vote thereon and accordingly, the proposed amendment was not approved.

   (d) Our stockholders voted as follows to ratify the appointment of Arthur Andersen LLP as independent auditors of our financial statements for the year ended December 31, 2001:

                                                                                      Broker
         For:              Against:                   Absentions:                   Non-Votes:
         ----              --------                   -----------                   ----------
      19,239,634           167,619                       3,768                         --

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits.

    None.

    (b) Reports on Form 8-K.

    We filed a Current Report on Form 8-K on January 3, 2001 attaching our press release regarding the consummation of our acquisition of EduTrek International, Inc. (Items 5 and 7 of Form 8-K).

    We filed a Current Report on Form 8-K on January 11, 2001 to report the completion of our acquisition of EduTrek International, Inc. (Items 2 and 7 of Form 8-K).

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CAREER EDUCATION CORPORATION

                                            /s/ JOHN M. LARSON
   Date: May 15, 2001                     By: _________________________________
                                            John M. Larson
                                            Chairman, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

   Date: May 15, 2001                       /s/ PATRICK K. PESCH
                                          By: _________________________________
                                            Patrick K. Pesch
                                            Senior Vice President,
                                            Chief Financial Officer, Treasurer
                                            and Secretary
                                            (Principal Financial and
                                            Accounting Officer)