Form 10-Q
period 2001-06-30
CAREER EDUCATION CORP
filed 2001-08-14
CIK 1046568

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: June 30, 2001

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

   As of August 10, 2001, 21,975,882 shares of the registrant's Common Stock, par value $.01, were outstanding.

                          CAREER EDUCATION CORPORATION

                          QUARTER ENDED JUNE 30, 2001

                                     INDEX

PART I--FINANCIAL INFORMATION

                                                                             Page
                                                                             ----
    Item 1.  Financial Statements

             Condensed Unaudited Consolidated Balance Sheets as of June
              30, 2001 and December 31, 2000..............................     3

             Condensed Unaudited Consolidated Statements of Operations for
              the three and six months ended June 30, 2001 and 2000.......     4

             Condensed Unaudited Consolidated Statements of Cash Flows for
              the six months ended June 30, 2001 and 2000.................     5

             Notes to Condensed Unaudited Consolidated Financial
              Statements..................................................     6

    Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................     9

    Item 3.  Quantitative and Qualitative Disclosure About Market Risk....    15

PART II--OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders..........    16
    Item 6.  Exhibits and Reports on Form 8-K.............................    16
    SIGNATURES.............................................................   17

Item 1. Financial Statements

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (unaudited)

                                                         June 30,  December 31,
                                                           2001        2000
                                                         --------  ------------
                         ASSETS
CURRENT ASSETS:
  Cash.................................................. $    273    $ 33,742
  Student receivables, net..............................   44,347      29,800
  Other receivables.....................................    4,826       3,851
  Inventories...........................................    4,234       2,874
  Prepaid expenses and other current assets.............   23,140      13,116
  Deferred income tax assets............................    3,799       2,847
                                                         --------    --------
    Total current assets................................   80,619      86,230
                                                         --------    --------
PROPERTY AND EQUIPMENT, net.............................  124,094      90,836
INTANGIBLE ASSETS, net..................................  159,599      93,634
DEFERRED INCOME TAX ASSETS..............................    9,144         --
OTHER ASSETS............................................    3,568       9,999
                                                         --------    --------
TOTAL ASSETS............................................ $377,024    $280,699
                                                         ========    ========

        LIABILITIES AND STOCKHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Current maturities of long-term debt.................. $  7,256    $  4,494
  Accounts payable......................................   11,264       7,608
  Accrued expenses and other current liabilities........   28,771      21,202
  Accrued restructuring and severance...................    3,137         --
  Deferred tuition revenue..............................   27,690      23,610
                                                         --------    --------
    Total current liabilities...........................   78,118      56,914
                                                         --------    --------
DEFERRED RENT OBLIGATIONS...............................    2,559       1,988
LONG-TERM DEBT, net of current maturities...............   32,376      14,626
DEFERRED INCOME TAX LIABILITIES.........................      --        6,185
OTHER LONG-TERM LIABILITIES.............................    2,282          93
COMMITMENTS AND CONTINGENCIES...........................
STOCKHOLDERS' INVESTMENT:
  Preferred stock, $0.01 par value; 1,000,000 shares
   authorized; no shares issued and outstanding at June
   30, 2001 and December 31, 2000.......................      --          --
  Common stock, $0.01 par value; 50,000,000 shares
   authorized; 21,844,828 and 20,323,739 shares issued
   and outstanding at June 30, 2001 and December 31,
   2000, respectively...................................      218         203
  Additional paid-in capital............................  228,356     179,133
  Accumulated other comprehensive income................     (379)       (698)
  Retained earnings.....................................   33,494      22,255
                                                         --------    --------
    Total stockholders' investment......................  261,689     200,893
                                                         --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT.......... $377,024    $280,699
                                                         ========    ========

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (unaudited)

                                           Three Months     Six Months Ended
                                          Ended June 30,        June 30,
                                         -----------------  ------------------
                                           2001     2000      2001      2000
                                         --------  -------  --------  --------
REVENUE:
  Tuition and registration fees, net.... $109,616  $66,879  $219,029  $131,559
  Other, net............................   11,682    6,702    21,984    12,337
                                         --------  -------  --------  --------
    Total net revenue...................  121,298   73,581   241,013   143,896
                                         --------  -------  --------  --------
OPERATING EXPENSES:
  Educational services and facilities...   51,913   31,110   100,801    58,849
  General and administrative............   52,641   32,842   105,216    64,640
  Depreciation and amortization.........    7,709    5,124    14,834     9,686
                                         --------  -------  --------  --------
    Total operating expenses............  112,263   69,076   220,851   133,175
                                         --------  -------  --------  --------
    Income from operations..............    9,035    4,505    20,162    10,721
  Interest income.......................      167      395       396       545
  Interest expense......................     (585)    (566)   (1,100)     (841)
  Share of affiliate earnings...........      398      --        975       --
                                         --------  -------  --------  --------
  Income before provision for income
   taxes and cumulative effect of change
   in accounting principle..............    9,015    4,334    20,433    10,425

PROVISION FOR INCOME TAXES..............    4,058    1,907     9,194     4,526
                                         --------  -------  --------  --------
  Income before cumulative effect of
   change in accounting principle.......    4,957    2,427    11,239     5,899

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE, net of taxes of
 $587...................................      --       --        --       (778)
                                         --------  -------  --------  --------
NET INCOME.............................. $  4,957  $ 2,427  $ 11,239  $  5,121
                                         ========  =======  ========  ========
NET INCOME PER SHARE:
  Basic
    Income before cumulative effect of
     change in accounting principle..... $   0.23  $  0.13  $   0.52  $   0.35
    Cumulative effect of change in
     accounting principle, net of taxes.      --       --        --      (0.05)
                                         --------  -------  --------  --------
      Net Income........................ $   0.23  $  0.13  $   0.52  $   0.30
                                         ========  =======  ========  ========
  Diluted
    Income before cumulative effect of
     change in accounting principle..... $   0.22  $  0.13  $   0.50  $   0.34
    Cumulative effect of change in
     accounting principle, net of taxes.      --       --        --      (0.05)
                                         --------  -------  --------  --------
      Net Income........................ $   0.22  $  0.13  $   0.50  $   0.29
                                         ========  =======  ========  ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic ................................   21,789   18,319    21,708    17,070
                                         --------  -------  --------  --------
  Diluted...............................   22,793   18,825    22,662    17,582
                                         ========  =======  ========  ========

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................... $ 11,239  $  5,121
  Adjustments to reconcile net income to net cash used in
   operating activities:
    Depreciation and amortization..........................   14,834     9,686
    Compensation expense related to stock options..........       26        26
    Gain on sale of property and equipment.................        7       --
    Deferred income taxes..................................    1,108     5,452
    Changes in operating assets and liabilities, net of
     acquisitions..........................................  (27,850)  (20,416)
                                                            --------  --------
      Net cash used in operating activities................     (636)     (131)
                                                            --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisitions, net of cash.......................   (1,332)  (23,468)
  Acquisition costs and financing transaction costs........   (1,325)   (1,396)
  Purchase of property and equipment, net..................  (28,120)   (9,136)
                                                            --------  --------
      Net cash used in investing activities................  (30,777)  (34,000)
                                                            --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock.................................    3,669    67,007
  Equity issuance costs....................................      --     (4,225)
  Payments of amounts due and notes payable to former
   owners of acquired businesses, capital lease obligations
   and other long-term debt................................  (19,692)   (4,197)
  Net borrowings (payments) on revolving loans under Credit
   Agreement...............................................   14,000    (2,000)
                                                            --------  --------
      Net cash (used in) provided by financing activities..   (2,023)   56,585
                                                            --------  --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH....................      (33)      (97)
                                                            --------  --------
NET (DECREASE) INCREASE IN CASH ...........................  (33,469)   22,357
CASH, beginning of period..................................   33,742    44,745
                                                            --------  --------
CASH, end of period........................................ $    273  $ 67,102
                                                            ========  ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Capital lease obligations for purchase of equipment...... $  1,600  $  2,578
                                                            ========  ========

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1--Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2000 that are included in our annual report on Form 10-K.

Note 2--Business Acquisitions

   On January 2, 2001, we completed our acquisition of EduTrek International, Inc., a Georgia corporation and operator of American InterContinental University (AIU). EduTrek's shareholders received an aggregate of approximately 1.2 million shares of our common stock (0.0901 shares of our common stock for each share of EduTrek stock) and approximately $2.5 million in cash ($0.1877 per share). The acquisition was accounted for as a purchase and the purchase price exceeded the fair market value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $66.1 million as of the end of the second quarter of 2001. Additionally, at November 30, 2000, one of EduTrek's lenders, assigned its $5.0 million promissory note to us, in exchange for $5.0 million plus accrued interest. This note is included in other assets in the accompanying consolidated balance sheet as of December 31, 2000.

   As part of the acquisition, we acquired a minority interest in the American InterContinental University in Dubai, United Arab Emirates. The entity is accounted for using the equity method.

Pro Forma Results of Operations

   The following unaudited pro forma results of operations (in thousands, except per share amounts) for the six months ended June 30, 2000 compared to actual 2001 results for the same period assumes that the business acquisitions subsequent to January 1, 2001 described above occurred on January 1, 2000. The unaudited pro forma results below are based on historical results of operations, include adjustments for bad debt, depreciation, amortization, interest, taxes, and reclassification adjustments necessary to conform the financial statement presentation of EduTrek to CEC. These pro forma results do not necessarily reflect actual results that would have occurred.

                                                               For Six Months
                                                               Ended June 30,
                                                              -----------------
                                                                2001     2000
                                                              -------- --------
                                                                         Pro
                                                               Actual   forma
                                                              -------- --------
                                                                 (Unaudited)
   Net revenue............................................... $241,013 $181,690
   Income before cumulative effect of change in accounting
    principle................................................   11,239    4,182
   Net income................................................   11,239    3,404
   Income before cumulative effect of change in accounting
    principle
    attributable to common stockholders......................   11,239    4,182
   Net income attributable to common stockholders............   11,239    3,404
                                                              ======== ========
   Basic income per share attributable to common
    stockholders--
     Income before cumulative effect of change in
      accounting principle................................... $   0.52 $   0.23
     Net income.............................................. $   0.52 $   0.19
                                                              ======== ========
   Diluted income per share attributable to common
    stockholders--
     Income before cumulative effect of change in accounting
      principle.............................................. $   0.50 $   0.22
                                                              ======== ========
     Net income.............................................. $   0.50 $   0.18
                                                              ======== ========

   On August 1, 2001, we acquired certain assets and assumed certain liabilities of Le Chef College of Hospitality Careers, Inc., d/b/a Texas Culinary Academy. The acquisition was accounted for as a purchase and the purchase price, subject to adjustment, exceeded the fair value of identifiable assets acquired and liabilities assumed, resulting in estimated goodwill of $0.8 million.

Note 3--Comprehensive Income

   The disclosure of comprehensive income and accumulated other comprehensive income, which encompasses net income and foreign currency translation adjustments, is as follows:

                                                                   Six Months
                                                                 Ended June 30,
                                                                 --------------
                                                                  2001    2000
                                                                 ------- ------
   Net Income................................................... $11,239 $5,121
   Other Comprehensive Income (Loss)
     Foreign currency translation adjustment....................     319   (202)
                                                                 ------- ------
   Comprehensive Income......................................... $11,558 $4,919
                                                                 ======= ======

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

   On July 20, 2001, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and Statement of Accounting Standards No. 142, Goodwill and Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method and establishes specific criteria for the recognition of acquired intangible assets apart from goodwill. Under SFAS 142, goodwill is no longer subject to amortization over its useful life. Rather, goodwill will be subject to, at least, an annual assessment for impairment by applying a fair-value-based test. Effective January 1, 2002, we will adopt a change in accounting principle to comply with the specific provisions and guidance of SFAS 141 and SFAS 142. The adoption of these new standards will cause an elimination of approximately $4.1 million in amortization expense in 2002. This will cause an increase of approximately $3.8 million in net income. The pro forma effects of an elimination of amortization expense in 2001 would be comparable. However, we have not yet completed the intangible asset impairment test required under SFAS 142 or determined whether or not an impairment loss will be recorded in connection with our adoption of the statement.

Note 5--Credit Facility

   As of June 30, 2001, we had approximately $24.5 million of borrowings outstanding and approximately $5.8 million of letters of credit outstanding under our Credit Facility.

Note 6--Assets Held For Sale

   During the second quarter of 2001, we completed the sale of certain real estate property that was acquired as a result of our purchase of California Culinary Academy, Inc. Our net proceeds from this transaction were approximately $1.4 million. We have held the property for sale since the acquisition. There was no gain or loss recognized.

Note 7--Stock Split

   On July 31, 2001, our Board of Directors announced a 2-for-1 stock split to be effected in the form of a stock dividend. The stock split is subject to the approval of our stockholders of an amendment to our amended and restated certificate of incorporation to increase our authorized common stock, permitting consummation of the stock split. The dividend is expected to be payable on September 28, 2001 to stockholders of record on September 17, 2001. All share and per share amounts in the accompanying financial statements have not been adjusted to reflect this proposed stock dividend. However, once approved by stockholders, the stock split will be retroactively reflected.

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

Background and Overview

   We are a provider of private, for-profit postsecondary education with 39 campuses throughout the United States and in Canada, the United Kingdom and the United Arab Emirates. We had approximately 31,600 students enrolled as of July 31, 2001. Our schools enjoy long operating histories and offer a variety of master's degree, bachelor's degree, associate degree, and diploma programs in career-oriented disciplines within our core curricula of:

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

   We have experienced significant growth both internally and through acquisitions with our annual net revenue increasing from $19.4 million in 1995 to $325.3 million in 2000. In addition, our annual net income increased from $0.1 million in 1995 to $21.4 million in 2000. We believe that EBITDA, while not a substitute for generally accepted accounting principles' measures of operating results, is an important measure of our financial performance and that of our schools. Our EBITDA increased 78%, from $9.6 million in the second quarter of 2000 to $17.1 million in the second quarter of 2001. For the six months ended June 30, 2001, EBITDA increased 76%, to $36.0 million from $20.4 million in the same period in 2000. We believe that EBITDA is particularly meaningful due principally to the role acquisitions have played in our development. Our rapid growth through acquisitions has resulted in significant non-cash depreciation and amortization expense, because a significant portion of the purchase price of a school acquired by us is generally allocated to fixed assets, goodwill and other intangible assets.

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

   Other revenue consists of bookstore sales, computer equipment sales, placement fees, contract training, dormitory and cafeteria fees, rental income, and restaurant revenue. Other revenue is recognized during the period services are rendered or goods are delivered.

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

   Share of affiliate earnings represents our share of the income before provision for income taxes from our American InterContinental University campus in Dubai, United Arab Emirates. The results of their operations are included in our operating results using the equity method of accounting.

Acquisitions

   On January 2, 2001, we completed our acquisition of EduTrek International, Inc., a Georgia corporation and operator of American InterContinental University (AIU). EduTrek's shareholders received an aggregate of approximately 1.2 million shares of our common stock (0.0901 shares of our common stock for each share of EduTrek stock) and approximately $2.5 million in cash ($0.1877 per share). The acquisition was accounted for as a purchase and the purchase price exceeded the fair market value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $66.1 million as of the end of the second quarter of 2001. Additionally, at November 30, 2000, one of EduTrek's lenders, assigned its $5.0 million promissory note to us in exchange for $5.0 million plus accrued interest. This note is included in other assets in the accompanying consolidated balance sheet as of December 31, 2000.

   As part of the acquisition we acquired a minority interest in the American InterContinental University in Dubai, United Arab Emirates.

   On August 1, 2001, we acquired certain assets and assumed certain liabilities of Le Chef College of Hospitality Careers, Inc., d/b/a Texas Culinary Academy. The acquisition was accounted for as a purchase and the purchase price, subject to adjustment, exceeded the fair value of identifiable assets acquired and liabilities assumed, resulting in estimated goodwill of $0.8 million.

Results of Operations

   The following table summarizes our operating results as a percentage of net revenue for the periods indicated.

                                                   Three Months   Six Months
                                                      Ended          Ended
                                                     June 30,      June 30,
                                                   -------------  ------------
                                                    2001   2000   2001   2000
                                                   ------  -----  -----  -----
REVENUE:
  Tuition and registration fees, net..............   90.4%  90.9%  90.9%  91.4%
  Other, net......................................    9.6    9.1    9.1    8.6
                                                   ------  -----  -----  -----
    Total net revenue............................. 100.00  100.0  100.0  100.0
OPERATING EXPENSES:
  Educational services and facilities.............   42.8   42.3   41.8   40.9
  General and administrative......................   43.4   44.6   43.7   44.9
  Depreciation and amortization...................    6.4    7.0    6.2    6.7
                                                   ------  -----  -----  -----
    Total operating expenses......................   92.6   93.9   91.7   92.5
                                                   ------  -----  -----  -----
    Income from operations........................    7.4    6.1    8.3    7.5
  Interest income.................................    0.1    0.5    0.2    0.4
  Interest expense................................   (0.5)  (0.7)  (0.5)  (0.6)
  Share of affiliate earnings.....................    0.3    --     0.4    --
                                                   ------  -----  -----  -----
  Income before provision for income taxes and
   cumulative effect of change in accounting
   principle......................................    7.3    5.9    8.4    7.3
PROVISION FOR INCOME TAXES........................    3.3    2.6    3.8    3.1
                                                   ------  -----  -----  -----
  Income before cumulative effect of change in
   accounting principle...........................    4.0    3.3    4.6    4.2
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE, net...................................    --     --     --    (0.5)
                                                   ======  =====  =====  =====
NET INCOME .......................................    4.0%   3.3%   4.6%   3.7%
                                                   ======  =====  =====  =====


   Revenue. Net tuition and registration fee revenue increased 64%, from $66.9 million in the second quarter of 2000 to $109.6 million in the second quarter of 2001. The increase was due to an approximate 36% improvement in net tuition and registration fee revenue on a same-school basis (i.e., schools owned as of April 3, 2000). This was attributable to a 23% increase in the average student population, tuition increases effective after the second quarter of 2000 and changes in student enrollment mix. Another $18.4 million (28%) of increased net tuition and registration fee revenue resulted from schools owned after April 3, 2000. For the six months ended June 30, 2001, net tuition and registration fee revenue increased 66% from $131.6 million to $219.0 million primarily due to an approximate 38% improvement in net tuition and registration fee revenue on a same-school basis (i.e., schools owned prior to January 3, 2000) and $46.1 million of additional net tuition and registration fee revenue from schools owned after January 3, 2000. Bad debt expense increased from 2.7% to 3.0% of gross student revenue for the six months ended June 30, 2000 and 2001, respectively.

   Other net revenue increased 74%, from $6.7 million in the second quarter of 2000 to $11.7 million in the second quarter of 2001, primarily due to the increase in student population mentioned above and added other revenue of $3.2 million for the schools owned after April 3, 2000. The increase was due to an approximate 27% improvement in other net revenue on a same-school basis (i.e., schools owned prior to January 3, 2000). For the six months ended June 30, 2001, other net revenue increased 78% from $12.3 million to $22.0 million primarily due to increase in student population mentioned above and added other net revenue of $7.8 million for the schools owned after January 3, 2000.

   Educational Services and Facilities Expense. Educational services and facilities expense increased 67%, from $31.1 million in the second quarter of 2000 to $51.9 million in the second quarter of 2001. Of this increase, $9.8 million was attributable to schools owned prior to April 3, 2000 and $11.0 million was attributable to schools owned after April 3, 2000. These increases were primarily due to the increase in average student population mentioned above, as well as an increase in curriculum development activities. For the six months ended June 30, 2001, educational services and facilities expense increased 71%, from $58.8 million to $100.8 million primarily due to the reasons mentioned above and added educational services and facilities expense of $28.9 million for schools owned after January 3, 2000.

   General and Administrative Expense. General and administrative expense increased 60%, from $32.8 million in the second quarter of 2000 to $52.6 million in the second quarter of 2001. The increase was primarily attributable to a $10.4 million increase in expenses for schools owned after April 3, 2000, and increased advertising and marketing expenses (including admissions) of $5.3 million and an increase of $2.7 million related to planned corporate and regional infrastructure enhancements for schools owned prior to April 3, 2000. For the six months ended June 30, 2001, general and administrative expense increased 63% from $64.6 million to $105.2 million primarily due to the reasons mentioned above and added general and administrative expenses of $22.6 million for the schools owned after January 3, 2000.

   Depreciation and Amortization Expense. Depreciation and amortization expense increased 50%, from $5.1 million in the second quarter of 2000 to $7.7 million in the second quarter of 2001. The increase was primarily due to capital expenditures for schools owned after April 3, 2000 and related increased depreciation expense of $0.9 million in 2001. Additionally, depreciation expense increased $1.3 million due to the depreciation expense for schools owned prior to April 3, 2000. Amortization expense increased 34% from $1.1 million in the second quarter of 2000 to $1.5 million in the second quarter of 2001, primarily due to additional amortization of non-competition agreements and goodwill related to schools owned after Apirl 3, 2000 offset by a decrease in amortization of non-competition agreements for schools owned prior to April 3, 2000. For the six months ended June 30, 2001 depreciation and amortization increased 53% from $9.7 million to $14.8 million. The increase was primarily due to the reasons mentioned above and added depreciation expense of $2.2 million for the schools owned after January 3, 2000. Amortization expense increased 40%, from $2.2 million in the first six months of 2000 to $3.1 million in the first six months of 2001, primarily due to the reasons mentioned above offset by added amortization expense of $1.2 million for the schools owned after January 3, 2000.

   Interest Income. Interest income decreased 58%, from $0.4 million in the second quarter of 2000 to $0.2 million in the second quarter of 2001, due to a decrease in cash available for short-tem investment purposes. For the six months ended June 30, 2001, interest income decreased 27%, from $0.5 million to $0.4 million due to the reasons mentioned above.

   Interest Expense. Interest expense remained fairly consistent at $0.6 million in the second quarter of 2000 and the second quarter of 2001. For the six months ended June 30, 2001, interest expense increased 31%, from $0.8 million to $1.1 million due to the debt incurred related to the acquisition of EduTrek in 2001.

   Share of affiliate earnings. Share of affiliate earnings from our affiliate in Dubai, United Arab Emirates, was $0.4 million for the second quarter of 2001 and $1.0 million for the six months ended June 30, 2001.

   Provision for Income Taxes. The provision for income taxes increased 113% from $1.9 million in the second quarter of 2000 to $4.1 million in the second quarter of 2001 as a result of increases in pretax income and a one-percentage point increase in the effective income tax rate. For the six months ended June 30, 2001, the provision for income taxes increased 103% from $4.5 million to $9.2 million due to the reasons mentioned above.

   Income before Cumulative Effect of Change in Accounting Principle. Income before cumulative effect of change in accounting principle increased 104%, from $2.4 million in the second quarter of 2000 to $5.0 million in the second quarter of 2001, due to the reasons mentioned above. For the six months ended June 30, 2001, income before cumulative effect of change in accounting principle increased 91%, from $5.9 million to $11.2 million due to the reasons mentioned above.

   Cumulative Effect of Change in Accounting Principle. We adopted Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, as of January 1, 2000 resulting in a net of tax charge of $0.8 million. SAB 101 requires us to recognize revenue related to application and registration fees over the student benefit period rather than as revenue upon receipt.

   Net Income. Net income increased 104%, from $2.4 million in the second quarter of 2000 to $5.0 million in the second quarter of 2001, due to the reasons mentioned above. For the six months ended June 30, 2001, net income increased 120%, from $5.1 million to $11.2 million due to the reasons mentioned above.

Liquidity and Capital Resources

   Our merger with EduTrek International, Inc., operator of American InterContinental University, was completed on January 2, 2001. Under the terms of the merger agreement, EduTrek shareholders received an aggregate of approximately 1.2 million shares of our common stock (approximately 0.09 shares of our stock for each share of EduTrek stock) and approximately $2.5 million in cash (approximately $0.19 per share). There were approximately 13.3 million EduTrek shares outstanding as of the merger date.

   We finance our operating activities and our internal growth through cash generated from operations. We finance acquisitions through funding from a combination of equity issuances, credit facilities and remaining cash generated from operations. Net cash used in operating activities increased from $0.1 million for the first six months of 2000 to $0.6 million for the first six months of 2001 due to increases in operating assets and decreases in operating liabilities offset by increases in net income and depreciation and amortization. Of the $27.9 million decrease in operating assets and liabilities for the six months ended June 30, 2001, $15.6 million was attributed specifically to our acquisition of EduTrek, in which the anticipated working capital changes that have occurred since the acquisition flow through cash flows from operating activities rather than cash flows from business acquisitions under investing activities. Excluding the effect of the acquisition of EduTrek, net cash provided by operating activities would have been approximately $11.6 million for the six months ended June 30, 2001.

   Capital expenditures increased from $9.1 million in the first six months of 2000 to $28.1 million in the first six months of 2001 due to investments in leasehold improvements on new and expanded facilities and investments in capital equipment necessitated by increasing student population. We expect capital expenditures to be approximately $42 million to $48 million for all of 2001. We would normally expect capital expenditures to increase as new schools are acquired or opened, student population increases and current facilities and equipment are upgraded and expanded.

   Net student receivables at June 30 as a percentage of net student revenue for the first six months increased from $18.0 million, or 14%, in 2000 to $44.3 million, or 20%, in 2001, which equates to an increase in days sales outstanding from 26 days in 2000 to 37 days in 2001. This change was primarily due to a greater number of students taking higher priced programs that result in lower government funding for students as a percentage of cash receipts. This requires many of our students to enter into payment arrangements which may extend beyond their scheduled graduation dates. Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to tuition receivables. When a student withdraws, the uncollectible portion of the receivable balance attributable to such student is charged to this allowance for doubtful accounts. Our historical bad debt expense as a percentage of gross student revenue was 3.0% and 2.7%, for the six months ended June 30, 2001 and 2000, respectively.

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

   Under the credit agreement, we are required, among other things, to maintain (1) financial ratios with respect to debt to EBITDA and interest coverage and (2) a specified level of net worth. We are also subject to limitations on, among other things, payment of dividends, disposition of assets and incurrence of additional indebtedness. We are required to pledge the stock of our subsidiaries as collateral for the repayment of our obligations under the credit agreement. At June 30, 2001, we had approximately $5.8 million of outstanding letters of credit and $24.5 million of outstanding borrowings under our credit facility. As a result, at June 30, 2001, our remaining credit availability under the credit agreement was approximately $59.7 million.

   The DOE requires that we keep unbilled Title IV Program funds that are collected in separate cash accounts until the students are billed for the program portion related to those Title IV Program funds. In addition, all funds transferred to our schools through electronic funds transfer program are held in a separate cash accounts until certain conditions are satisfied. As of June 30, 2001, we held nominal amounts of such funds in separate accounts. The restrictions on any cash held in these accounts have not significantly affected our ability to fund daily operations.

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

   Our exposure to changes in interest rates is limited to borrowings under revolving credit agreements, which have variable interest rates tied to the prime and LIBOR rates. We estimate that the book value of each of our debt instruments approximated their fair values at June 30, 2001.

   We are subject to fluctuations in the value of the Canadian dollar and the British pound vis-a-vis the U.S. dollar. Our investments in our foreign operations are not significant and the book value of the assets and liabilities of these operations at June 30, 2001 approximated their fair values.

                          PART II--OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

   The information in response to this item is incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2001.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits.

     None.

   (b) Reports on Form 8-K.

     None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CAREER EDUCATION CORPORATION

                                            /s/ JOHN M. LARSON
Date: August 14, 2001                     By: _________________________________
                                            John M. Larson
                                            Chairman, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

Date: August 14, 2001                       /s/ PATRICK K. PESCH
                                          By: _________________________________
                                            Patrick K. Pesch
                                            Executive Vice President,
                                            Chief Financial Officer, Treasurer
                                            and Secretary
                                            (Principal Financial and
                                            Accounting Officer)