Form 10-Q
period 2001-09-30
CAREER EDUCATION CORP
filed 2001-11-14
CIK 1046568

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended: September 30, 2001

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  (square root)   No

   As of November 12, 2001, 44,176,793 shares of the registrant's Common Stock, par value $.01, were outstanding.

                         CAREER EDUCATION CORPORATION

                       QUARTER ENDED SEPTEMBER 30, 2001

                                     INDEX

PART I--FINANCIAL INFORMATION
                                                                                                         Page
                                                                                                         ----
     Item 1. Financial Statements

            Condensed Unaudited Consolidated Balance Sheets as of September 30, 2001 and 2000,
              and December 31, 2000.....................................................................   3

            Condensed Unaudited Consolidated Statements of Operations for the three and nine
              months ended September 30, 2001 and 2000..................................................   4

            Condensed Unaudited Consolidated Statements of Cash Flows for the three and nine
              months ended September 30, 2001 and 2000..................................................   5

            Notes to Condensed Unaudited Consolidated Financial Statements..............................   6

     Item 2. Management's Discussion and Analysis of Financial Condition and Results
              of Operations.............................................................................  10

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.................................  16

PART II--OTHER INFORMATION

     Item 4. Submissions of Matters to a Vote of Security Holders.......................................  17

     Item 6. Exhibits and Reports on Form 8-K...........................................................  17

SIGNATURES..............................................................................................  18

Item 1. Financial Statements

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                  (unaudited)

                                                                     September 30, September 30, December 31,
                                                                         2001          2000          2000
                                                                     ------------- ------------- ------------
                              ASSETS
CURRENT ASSETS:
   Cash.............................................................   $  9,188      $ 40,447      $ 33,742
   Student receivables, net.........................................     55,770        28,201        29,800
   Other receivables................................................      4,926         3,131         3,851
   Inventories......................................................      4,784         1,922         2,874
   Prepaid expenses and other current assets........................     18,132        12,507        13,116
   Deferred income tax assets.......................................      4,952         2,890         2,847
                                                                       --------      --------      --------
       Total current assets.........................................     97,752        89,098        86,230
                                                                       --------      --------      --------
PROPERTY AND EQUIPMENT, net.........................................    127,943        80,804        90,836
INTANGIBLE ASSETS, net..............................................    158,973        92,059        93,634
DEFERRED INCOME TAX ASSETS..........................................      2,526            --            --
OTHER ASSETS........................................................      5,850         3,943         9,999
                                                                       --------      --------      --------
TOTAL ASSETS........................................................   $393,044      $265,904      $280,699
                                                                       ========      ========      ========

             LIABILITIES AND STOCKHOLDERS' INVESTMENT
CURRENT LIABILITIES:
   Current maturities of long-term debt.............................   $  7,175      $  4,454      $  4,494
   Accounts payable.................................................     13,727        13,368         7,608
   Accrued expenses and other current liabilities...................     18,088        11,224        20,877
   Accrued restructuring and severance..............................      3,329           274           325
   Deferred tuition revenue.........................................     36,536        24,482        23,610
                                                                       --------      --------      --------
   Total current liabilities........................................     78,855        53,802        56,914
                                                                       --------      --------      --------
DEFERRED RENT OBLIGATIONS...........................................      3,088         1,836         1,988
LONG-TERM DEBT, net of current maturities...........................     33,293        15,616        14,626
DEFERRED INCOME TAX LIABILITIES.....................................         --         6,250         6,185
OTHER LONG-TERM LIABILITIES.........................................      2,363           237            93
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' INVESTMENT:
   Preferred stock, $.01 par value; 1,000,000 shares authorized; no shares issued and outstanding at September 30, 2001 and 2000
     and December 31, 2000..........................................         --            --            --
   Common stock, $.01 par value; 150,000,000 shares authorized;
     44,039,866, 40,583,120, and 40,647,478 shares issued and
     outstanding at September 30, 2001 and 2000, and December
     31, 2000, respectively.........................................        440           406           406
   Additional paid-in capital.......................................    234,466       178,115       178,930
   Accumulated other comprehensive loss.............................       (777)         (719)         (698)
   Retained earnings................................................     41,316        10,361        22,255
                                                                       --------      --------      --------
       Total stockholders' investment...............................    275,445       188,163       200,893
                                                                       --------      --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS'
  INVESTMENT........................................................   $393,044      $265,904      $280,699
                                                                       ========      ========      ========

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share amounts)
                                  (unaudited)

                                                                     Three Months Ended  Nine Months Ended
                                                                       September 30,       September 30,
                                                                     -----------------  ------------------
                                                                       2001     2000      2001      2000
                                                                     --------  -------  --------  --------
REVENUE:
   Tuition and registration fees, net............................... $119,306  $74,007  $338,335  $205,566
   Other, net.......................................................   13,697    8,254    35,681    20,591
                                                                     --------  -------  --------  --------
       Total net revenue............................................  133,003   82,261   374,016   226,157
                                                                     --------  -------  --------  --------
OPERATING EXPENSES:
   Educational services and facilities..............................   55,677   34,003   156,478    92,852
   General and administrative.......................................   54,996   35,246   160,212    99,886
   Depreciation and amortization....................................    7,756    5,278    22,590    14,964
                                                                     --------  -------  --------  --------
       Total operating expenses.....................................  118,429   74,527   339,280   207,702
                                                                     --------  -------  --------  --------
       Income from operations.......................................   14,574    7,734    34,736    18,455
   Interest income..................................................      167      370       563       915
   Interest expense.................................................     (577)    (262)   (1,677)   (1,103)
   Share of affiliate earnings......................................       59       --     1,034        --
                                                                     --------  -------  --------  --------
   Income before provision for income taxes and cumulative
     effect of change in accounting principle.......................   14,223    7,842    34,656    18,267
PROVISION FOR INCOME TAXES..........................................    6,401    3,451    15,595     7,977
                                                                     --------  -------  --------  --------
   Income before cumulative effect of change in accounting
     principle......................................................    7,822    4,391    19,061    10,290
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, net of taxes of $587...................................       --       --        --      (778)
                                                                     --------  -------  --------  --------
NET INCOME.......................................................... $  7,822  $ 4,391  $ 19,061  $  9,512
                                                                     ========  =======  ========  ========
NET INCOME PER SHARE:
   Basic
       Income before cumulative effect of change in accounting
         principle.................................................. $   0.18  $  0.11  $   0.44  $   0.28
       Cumulative effect of change in accounting principle, net
         of taxes...................................................       --       --        --     (0.02)
                                                                     --------  -------  --------  --------
          Net Income................................................ $   0.18  $  0.11  $   0.44  $   0.26
                                                                     ========  =======  ========  ========
   Diluted
       Income before cumulative effect of change in accounting
         principle.................................................. $   0.17  $  0.10  $   0.42  $   0.27
       Cumulative effect of change in accounting principle, net
         of taxes...................................................       --       --        --     (0.02)
                                                                     --------  -------  --------  --------
          Net Income................................................ $   0.17  $  0.10  $   0.42  $   0.25
                                                                     ========  =======  ========  ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic............................................................   43,895   40,534    43,577    36,286
                                                                     ========  =======  ========  ========
   Diluted..........................................................   46,000   42,277    45,427    37,546
                                                                     ========  =======  ========  ========

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                                      Three Months Ended  Nine Months Ended
                                                                        September 30,       September 30,
                                                                      -----------------  ------------------
                                                                       2001      2000      2001      2000
                                                                      -------  --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income........................................................ $ 7,822  $  4,391  $ 19,061  $  9,512
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization.................................   7,756     5,278    22,590    14,964
       Compensation expense related to stock options.................      13        13        39        39
       Loss on sale of property and equipment........................       3         2        10        22
       Deferred income taxes.........................................   1,295        87     2,403     5,539
       Changes in operating assets and liabilities, net of
         acquisitions................................................    (110)      224   (27,960)  (20,212)
                                                                      -------  --------  --------  --------
          Net cash provided by operating activities..................  16,779     9,995    16,143     9,864
                                                                      -------  --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Business acquisitions, net of cash................................     (99)   (2,683)   (1,431)  (26,151)
   Acquisition costs and financing transaction costs.................    (116)     (181)   (1,441)   (1,577)
   Purchase of property and equipment, net...........................  (9,485)   (6,343)  (37,605)  (15,479)
                                                                      -------  --------  --------  --------
          Net cash used in investing activities......................  (9,700)   (9,207)  (40,477)  (43,207)
                                                                      -------  --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock..........................................   2,082       446     5,751    67,453
   Equity issuance costs.............................................      --        --        --    (4,225)
   Payments of amounts due and notes payable to former owners of acquired businesses, capital lease obligations and other
     long-term debt..................................................  (2,092)      671   (21,784)   (3,526)
   Net borrowings (payments) on revolving loans under Credit
     Agreement.......................................................   2,000   (28,500)   16,000   (30,500)
                                                                      -------  --------  --------  --------
          Net cash provided by (used in) financing activities........   1,990   (27,383)      (33)   29,202
                                                                      -------  --------  --------  --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..............................    (154)      (60)     (187)     (157)
                                                                      -------  --------  --------  --------
NET INCREASE (DECREASE) IN CASH......................................   8,915   (26,655)  (24,554)   (4,298)
CASH, beginning of period............................................     273    67,102    33,742    44,745
                                                                      -------  --------  --------  --------
CASH, end of period.................................................. $ 9,188  $ 40,447  $  9,188  $ 40,447
                                                                      =======  ========  ========  ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Capital lease obligations for purchase of equipment............... $   767  $  1,763  $  2,367  $  4,341
   Shares of common stock for license fee............................      --     1,000        --     1,000
   Shares of common stock issued to EduTrek shareholders............. $    --  $     --  $ 40,623  $     --
                                                                      =======  ========  ========  ========

                 CAREER EDUCATION CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1--Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to the consolidated financial statements and footnotes for the year ended December 31, 2000 that are included in our annual report on Form 10-K.

Note 2--Business Acquisitions

   On January 2, 2001, we completed our acquisition of EduTrek International, Inc., a Georgia corporation and operator of American InterContinental University. EduTrek's shareholders received an aggregate of approximately 2.4 million shares of our common stock (0.1802 shares of our common stock for each share of EduTrek stock) and approximately $2.5 million in cash ($0.1877 per EduTrek share). The acquisition was accounted for as a purchase and the purchase price exceeded the fair market value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $66.8 million. Additionally, at November 30, 2000, one of EduTrek's lenders, assigned its $5.0 million promissory note to us, in exchange for $5.0 million plus accrued interest. This note is included in other assets in the accompanying consolidated balance sheet as of December 31, 2000.

   As part of the acquisition, we acquired a minority interest in the American InterContinental University in Dubai, United Arab Emirates. The entity is accounted for using the equity method.

   On August 1, 2001, we acquired certain assets and assumed certain liabilities of Le Chef College of Hospitality Careers, Inc., doing business as Texas Culinary Academy. The acquisition was accounted for as a purchase and the purchase price, subject to adjustment, exceeded the fair value of identifiable assets acquired and liabilities assumed, resulting in intangible assets of $1.1 million.

Note 3--Pro Forma Results of Operations

   The following unaudited pro forma results of operations (in thousands, except per share amounts) for the nine months ended September 30, 2000 compared to actual 2001 results for the same period assumes that the business acquisitions subsequent to January 1, 2001 described above occurred on January 1, 2000. The unaudited pro forma results below are based on historical results of operations, include adjustments for depreciation, amortization, interest, taxes and reclassification adjustments necessary to conform the financial statement presentation of EduTrek to CEC. These pro forma results do not necessarily reflect actual results that would have occurred.

                                                                      Nine Months Ended
                                                                        September 30,
                                                                      ------------------
                                                                        2001     2000
                                                                      -------- ---------
                                                                       Actual  Pro forma
                                                                      -------- ---------
                                                                         (Unaudited)
Net revenue.......................................................... $374,016 $276,478
Income before cumulative effect of change in accounting principle....   19,061    6,081
Net income...........................................................   19,061    5,303
Basic income per share attributable to common stockholders--
   Income before cumulative effect of change in accounting principle. $   0.44 $   0.16
                                                                      ======== ========
   Net income........................................................ $   0.44 $   0.14
                                                                      ======== ========
Diluted income per share attributable to common stockholders--
   Income before cumulative effect of change in accounting principle. $   0.42 $   0.15
                                                                      ======== ========
   Net income........................................................ $   0.42 $   0.13
                                                                      ======== ========

Note 4--Accrued Restructuring and Severance

   In connection with our acquisition of California Culinary Academy ("CCA"), we previously disclosed our intention to restructure certain operations of CCA, including two of its College of Food locations, and discontinuing that program and terminating certain employees. As of April 3, 2000, we recorded an initial reserve estimate of approximately $1.6 million for primarily severance pay and expenses associated with terminated programs of this restructuring. During March 2001, we increased the reserve estimate by $1.1 million for future lease obligations that could not be renegotiated. This adjustment, under purchase accounting, was treated as an increase in goodwill and was not taken into current operations. As of September 30, 2001, we have subsequently paid and charged against the reserve approximately $1.7 million of these costs. The remaining reserve of approximately $1.0 million is included in accrued restructuring and severance.

   In connection with our acquisition of Edutrek International, Inc. ("Edutrek"), we previously disclosed our intention to restructure certain operations of Edutrek, primarily terminating certain employees. Accordingly, we recorded a reserve of approximately $1.3 million for severance pay. Substantially all of the severance accrual has been paid as of September 30, 2001. We also agreed to continue with Edutrek's decision to close its Washington D.C. campus. In connection with the closure, we recorded a reserve of approximately $4.8 million primarily for future lease obligations and the estimated costs in excess of revenues related to providing the education for students enrolled at the campus. As of September 30, 2001, we have subsequently paid and charged against the reserve approximately $1.1 million of these costs. Of the approximate $3.7 million remaining reserve, $2.4 million is included in accrued restructuring and severance and $1.3 million is included in other long term liabilities.

   In connection with our acquisition of Le Chef College of Hospitality Careers, Inc. ("Texas Culinary Academy"), we previously disclosed our intention to restructure certain operations of Texas Culinary Academy, including closing its current facility after currently enrolled students have completed their programs. Newly enrolled students will attend classes at Texas Culinary Academy's new facility beginning in January 2002. In connection with the closure, we recorded a reserve of approximately $0.2 million for the future lease obligations on the old facility for periods after March 2003. The reserve is included in other long term liabilities.

Note 5--Comprehensive Income

   The disclosure of comprehensive income and accumulated other comprehensive income, which encompasses net income and foreign currency translation adjustments, is as follows:

                                            Nine Months Ended
                                              September 30,
                                            ----------------
                                              2001     2000
                                            -------   ------
Net Income................................. $19,061   $9,512
Other Comprehensive Loss
   Foreign currency translation adjustment.     (79)    (347)
                                            -------   ------
Comprehensive Income....................... $18,982   $9,165
                                            =======   ======

Note 6--Recent Accounting Pronouncement

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

Note 7--Credit Facility

   As of September 30, 2001, we had approximately $26.5 million of borrowings outstanding and approximately $6.8 million of letters of credit outstanding under our Credit Facility.

Note 8--Assets Held For Sale

   During the second quarter of 2001, we completed the sale of certain real estate property that was acquired as a result of our purchase of California Culinary Academy, Inc. Our net proceeds from this transaction were approximately $1.4 million. We have held the property for sale since the acquisition. There was no gain or loss recognized on the sale.

Note 9--Stock Split

   Our Board of Directors approved a two-for-one stock split effected in the form of a stock dividend. The dividend was paid on September 28, 2001 to stockholders of record on September 17, 2001. All share and per share amounts in the accompanying financial statements and notes thereto and in the body of this Form 10-Q have been retroactively adjusted to reflect this stock split.

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

Background and Overview

   We are a provider of private, for-profit postsecondary education with 39 campuses throughout the United States and in Canada, the United Kingdom and the United Arab Emirates and we offer a full online program through American InterContinental University Online, our E-learning division. We had approximately 41,100 students enrolled as of October 31, 2001. Our schools enjoy long operating histories and offer a variety of master's degree, bachelor's degree, associate degree, and diploma programs in career-oriented disciplines within our core curricula of:

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

   We have experienced significant growth both internally and through acquisitions with our annual net revenue increasing from $19.4 million in 1995 to $325.3 million in 2000 and net income increasing from $0.1 million in 1995 to $21.4 million in 2000. We believe that EBITDA, while not a substitute for generally accepted accounting principles' measures of operating results, is an important measure of our financial performance and that of our schools. Our EBITDA increased 72%, from $13.0 million in the third quarter of 2000 to $22.4 million in the third quarter of 2001. For the nine months ended September 30, 2001, EBITDA increased 75%, from $33.4 million in the third quarter of 2000 to $58.4 million in the third quarter of 2001. We believe that EBITDA is particularly meaningful due principally to the role acquisitions have played in our development. Our rapid growth through acquisitions has resulted in significant non-cash depreciation and amortization expense, because a significant portion of the purchase price of a school acquired by us is generally allocated to fixed assets, goodwill and other intangible assets.

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

Acquisitions

   On January 2, 2001, we completed our acquisition of EduTrek International, Inc., a Georgia corporation and operator of American InterContinental University. EduTrek's shareholders received an aggregate of approximately 2.4 million shares of our common stock (0.1802 shares of our common stock for each share of EduTrek stock) and approximately $2.5 million in cash ($0.1877 per EduTrek share). The acquisition was accounted for as a purchase and the purchase price exceeded the fair market value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $66.8 million. Additionally, at November 30, 2000, one of EduTrek's lenders assigned its $5.0 million promissory note to us, in exchange for $5.0 million plus accrued interest. This note is included in other assets in the accompanying consolidated balance sheet as of December 31, 2000.

   As part of the acquisition, we acquired a minority interest in the American InterContinental University in Dubai, United Arab Emirates. The entity is accounted for using the equity method.

   On August 1, 2001, we acquired certain assets and assumed certain liabilities of Le Chef College of Hospitality Careers, Inc., doing business as Texas Culinary Academy. The acquisition was accounted for as a purchase and the purchase price, subject to adjustment, exceeded the fair value of identifiable assets acquired and liabilities assumed, resulting in intangible assets of $1.1 million.

Results of Operations

   The following table summarizes our operating results as a percentage of net revenue for the periods indicated.

                                                                      Three Months   Nine Months
                                                                          Ended         Ended
                                                                      September 30, September 30,
                                                                      ------------  ------------
                                                                      2001   2000   2001   2000
                                                                      -----  -----  -----  -----
REVENUE:
   Tuition and registration fees, net................................  89.7%  90.0%  90.5%  90.9%
   Other, net........................................................  10.3   10.0    9.5    9.1
                                                                      -----  -----  -----  -----
       Total net revenue............................................. 100.0  100.0  100.0  100.0
                                                                      -----  -----  -----  -----
OPERATING EXPENSES:
   Educational services and facilities...............................  41.9   41.3   41.8   41.0
   General and administrative........................................  41.3   42.9   42.9   44.2
   Depreciation and amortization.....................................   5.8    6.4    6.0    6.6
                                                                      -----  -----  -----  -----
       Total operating expenses......................................  89.0   90.6   90.7   91.8
                                                                      -----  -----  -----  -----
       Income from operations........................................  11.0    9.4    9.3    8.2
       Interest income...............................................   0.1    0.4    0.1    0.4
       Interest expense..............................................  (0.4)  (0.3)  (0.4)  (0.5)
       Share of affiliate earnings...................................    --     --    0.3     --
                                                                      -----  -----  -----  -----
   Income before provision for income taxes and cumulative effect of
     change in accounting principle..................................  10.7    9.5    9.3    8.1
PROVISION FOR INCOME TAXES                                              4.8    4.2    4.2    3.6
                                                                      -----  -----  -----  -----
   Income before cumulative effect of change in accounting principle.   5.9    5.3    5.1    4.5
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, net                                                         --     --     --   (0.3)
                                                                      -----  -----  -----  -----
NET INCOME                                                              5.9%   5.3%   5.1%   4.2%
                                                                      =====  =====  =====  =====

   Revenue. Net tuition and registration fee revenue increased $45.3 million or 61%, from $74.0 million in the third quarter of 2000 to $119.3 million in the third quarter of 2001. This increase was primarily due to an approximate 32% improvement in net tuition and registration fee revenue on a same-school basis (i.e., schools owned prior to July 3, 2000). This was attributable to a 23% increase in the average student population, tuition increases effective after the third quarter of 2000 and student enrollment mix. Another $21.4 million of increased net tuition and registration fee revenue resulted from schools owned after July 3, 2000. Bad debt expense increased from 3.1% to 3.6% of gross school revenue for the three months ended September 30, 2000 and 2001, respectively.

   For the nine months ended September 30, 2001, net tuition and registration fee revenue increased $132.7 million or 65%, from $205.6 million to $338.3 million primarily due to an approximate 35% improvement in net tuition and registration fee revenue on a same-school basis (i.e., schools owned prior to January 3, 2000) and $64.0 million of additional net tuition and registration fee revenue from schools owned after January 3, 2000. Bad debt expense increased from 2.7% to 3.1% of gross school revenue for the nine months ended September 30, 2000 and 2001, respectively.

   Other net revenue increased $5.4 million or 66%, from $8.3 million in the third quarter of 2000 to $13.7 million in the third quarter of 2001. The increase was due to an approximate 9% improvement in other net revenue on a same-school basis (i.e., schools owned prior to July 3, 2000), added other revenue of $4.7 million for the schools owned after July 3, 2000 and the increase in student population mentioned above.

   For the nine months ended September 30, 2001, other net revenue increased $15.1 million or 73%, from $20.6 million to $35.7 million. Of this increase, $5.7 million was attributable to schools owned prior to January 3, 2000 and $9.4 million was attributable to schools owned after January 3, 2000.

   Educational Services and Facilities Expense. Educational services and facilities expense increased $21.7 million or 64%, from $34.0 million in the third quarter of 2000 to $55.7 million in the third quarter of 2001. Of this increase, $8.8 million was attributable to schools owned prior to July 3, 2000 and $12.9 million was attributable to schools owned after July 3, 2000. These increases were primarily due to the increase in average student population mentioned above, as well as an increase in curriculum development activities.

   For the nine months ended September 30, 2001, educational services and facilities expense increased $63.6 million or 69%, from $92.9 million to $156.5 million. Of this increase, $27.3 million was attributable to schools owned prior to January 3, 2000 and $36.3 million was attributed to schools owned after January 3, 2000.

   General and Administrative Expense. General and administrative expense increased $19.8 million or 56%, from $35.2 million in the third quarter of 2000 to $55.0 million in the third quarter of 2001. This increase was attributable to a $11.7 million increase in expenses for schools owned after July 3, 2000 and related increased advertising and marketing expenses (including admissions) of $4.6 for schools owned prior to July 3, 2000 and an increase of $3.5 related to planned corporate and regional infrastructure enhancements.

   For the nine months ended September 30, 2001, general and administrative expense increased $60.3 million or 60%, from $99.9 million to $160.2 million. Of this increase, $35.1 million was attributable to schools owned after January 3, 2000 and related increased advertising and marketing (including admissions) of $16.8 million for schools owned prior to January 3, 2000 and an increase of $8.4 million related to planned corporate and regional infrastructure enhancements.

   Depreciation and Amortization Expense. Depreciation and amortization expense increased $2.5 million or 47%, from $5.3 million in the third quarter of 2000 to $7.8 million in the third quarter of 2001. This increase was primarily due to additional capital expenditures for the schools owned after July 3, 2000 and related depreciation expense of $1.0 million. Depreciation expense increased $1.2 million due to the additional depreciation expense for schools owned prior to July 3, 2000. Amortization expense increased 26% or $0.3 million, from $1.2 million in the third quarter of 2000 to $1.5 million in the third quarter of 2001 due to $0.3 million of additional amortization expense for schools owned after July 3, 2000.

   For the nine months ended September 30, 2001 depreciation and amortization expense increased $7.6 million or 51%, from $15.0 million to $22.6 million. This increase was primarily due to added depreciation expense of $3.1 million for the schools owned after January 3, 2000. Amortization expense increased $1.2 million or 36%, from $3.4 million in the first nine months of 2000 to $4.6 million in the first nine months of 2001, due to added amortization of non-competition agreements and goodwill of $1.5 million for schools owned after January 3, 2000 offset by a $0.3 million decrease in amortization of non-competition agreements for schools owned prior to January 3, 2000.

   Interest Income. Interest income decreased $0.2 million or 55%, from $0.4 million in the third quarter of 2000 to $0.2 million in the third quarter of 2001, and $0.3 million or 39%, from $0.9 million to $0.6 million for the nine months ended September 30, 2001, due to a decrease in cash available for short-term investment purposes.

   Interest Expense. Interest expense increased $0.3 million or 120% from $0.3 million in the third quarter of 2000 to $0.6 million in the third quarter of 2001, and $0.6 million or 52%, from $1.1 million to $1.7 million for the nine months ended September 30, 2001, due to the debt incurred related to the acquisition of EduTrek in 2001.

   Share of affiliate earnings. Share of affiliate earnings from our affiliate in Dubai, United Arab Emirates, was $0.1 million for the third quarter of 2001 and $1.0 million for the nine months ended September 30, 2001.

   Provision for Income Taxes. The provision for income taxes increased $2.9 million or 85%, from $3.5 million in the third quarter of 2000 to $6.4 million in the third quarter of 2001, and $7.6 million or 96%, from $8.0 million to $15.6 million for the nine months ended September 30, 2001, as a result of increases in pretax income and a one-percentage point increase in the effective income tax rate.

   Income before Cumulative Effect of Change in Accounting Principle. Net income increased $3.4 million or 78%, from $4.4 million in the third quarter of 2000 to $7.8 million in the third quarter of 2001, and $8.8 million or 85%, from $10.3 million to $19.1 million for the nine months ended September 30, 200, due to the reasons mentioned above.

   Cumulative Effect of Change in Accounting Principle. We adopted Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, as of January 1, 2000 resulting in a net of tax charge of $0.8 million. SAB 101 requires us to recognize revenue related to application and registration fees over the student benefit period rather than as revenue upon receipt.

   Net Income. Net income increased $3.4 million or 78%, from $4.4 million in the third quarter of 2000 to $7.8 million in the third quarter of 2001, and $9.6 million or 100%, from $9.5 million to $19.1 million for the nine months ended September 30, 2001, due to the reasons mentioned above.

Liquidity and Capital Resources

   Our merger with EduTrek International, Inc., operator of American InterContinental University, was completed on January 2, 2001. Under the terms of the merger agreement, EduTrek shareholders received an aggregate of approximately 2.4 million shares of our common stock (approximately 0.1802 shares of our stock for each share of EduTrek stock) and approximately $2.5 million in cash (approximately $0.1877 per EduTrek share). There were approximately 13.3 million EduTrek shares outstanding as of the merger date.

   We finance our operating activities and our internal growth through cash generated from operations. We finance acquisitions through funding from a combination of additional equity investments, credit facilities and cash generated from operations. Net cash provided by operating activities increased from $10.0 million for the third quarter of 2000 to $16.8 million for the third quarter of 2001 due to an increase in net income and depreciation and amortization offset by increases in operating assets and operating liabilities. The overall $0.1 million decrease in operating assets and liabilities for the three months ended September 30, 2001, is net of a $0.8 million decrease in operating assets and liabilities specifically attributed to our acquisition of EduTrek. These planned working capital changes that have occurred since the acquisition date are reported as cash flows from operating activities rather than cash flows from business acquisitions under investing activities. Excluding this effect of the acquisition of EduTrek, net cash provided by activities would have been approximately $17.6 million for the three months ended September 30, 2001.

   For the nine months ended September 30, 2001, net cash provided by operating activities increased from $9.9 million to $16.1 million due to an increase in net income and depreciation and amortization offset by increases in operating assets and a decrease in operating liabilities. Of the $28.0 million decrease in operating assets and liabilities for the nine months ended September 30, 2001, $16.4 million was attributed specifically to our acquisition of EduTrek. These planned working capital changes that have occurred since the acquisition date flow through cash flows from operating activities rather than cash flows from business acquisitions under investing activities. Excluding this effect of the acquisition of EduTrek, net cash provided by activities would have been approximately $32.5 million for the nine months ended September 30, 2001.

   Capital expenditures increased from $6.3 million in the third quarter of 2000 to $9.5 million in the third quarter of 2001 due to investments in leasehold improvements on new and expanded facilities and capital equipment necessitated by increasing student population.

   For the nine months ended September 30, 2001, capital expenditures increased from $15.5 million to $37.6 million due to reasons mentioned above. We expect capital expenditures to be in the range of approximately $42 million to $48 million for all of 2001. We would normally expect capital expenditures to increase as new schools are acquired or opened, student population increases and current facilities and equipment are upgraded and expanded.

   For the nine months ended September 30, 2001, net receivables increased $29.4 million or 94%, from $31.3 million to $60.7 million. Net receivables were 16% of gross school revenue for the nine months ended in 2001 and 13% of gross school revenue for the same period in 2000. Days Sales Outstanding (DSOs) for total accounts receivable was 40 days for the period ended September 30, 2001. This represents a partial reversal of a prior trend of year-over-year increases in DSOs. DSOs, which fluctuate on a quarterly basis due to the seasonal nature of cash collections, have increased from a range of 6 to 9 days from the second to third quarter in each of the last three years. This year the increase from second quarter was 4 days. The overall increase in receivables was primarily due to a greater number of students taking higher priced programs that result in lower government funding for students as a percentage of cash receipts. This requires many of our students to enter into payment arrangements which may extend beyond their scheduled graduation dates. In order to assist students in funding their education, we have third party private loans available as alternative financing options.

   Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to tuition receivables. When a student withdraws, the uncollectible portion of the receivable balance attributable to such student is charged to this allowance for doubtful accounts. Our historical bad debt expense as a percentage of gross school revenue was 3.6% and 3.1%, respectively, for the three and nine months ended September 30, 2001, compared to 3.1% and 2.7%, respectively, for the year earlier periods.

   Our credit agreement provides for a $90.0 million line of credit. We may obtain letters of credit up to $50.0 million. Outstanding letters of credit reduce the revolving credit facility availability under our credit agreement. Our credit agreement matures on October 26, 2003. Under the credit agreement our borrowings bear interest, payable quarterly, at either:

    (1)the bank's base or prime rate depending on whether the particular loan is denominated in U.S. or Canadian dollars, plus a specified number of basis points, ranging from 0 to 75, based upon our leverage ratio; or

    (2)LIBOR, plus a specified number of basis points, ranging from 75 to 200 based upon our leverage ratio.

   Under the credit agreement, we are required, among other things, to maintain
(1) financial ratios with respect to debt to EBITDA and interest coverage and
(2) a specified level of net worth. We are also subject to limitations on, among other things, payment of dividends, disposition of assets and incurrence of additional indebtedness. We are required to pledge the stock of our subsidiaries as collateral for the repayment of our obligations under the credit agreement. At September 30, 2001, we had approximately $6.8 million of outstanding letters of credit and $26.5 million of outstanding borrowings under our credit facility. As a result, at September 30, 2001, our remaining credit availability under the credit agreement was approximately $56.7 million.

   The DOE requires that we keep unbilled Title IV Program funds that are collected in separate cash accounts until the students are billed for the program portion related to those Title IV Program funds. In addition, all funds transferred to our schools through electronic funds transfer program are held in a separate cash accounts until certain conditions are satisfied. As of September 30, 2001, we held nominal amounts of such funds in separate accounts. The restrictions on any cash held in these accounts have not significantly affected our ability to fund daily operations.

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

   Our exposure to changes in interest rates is limited to borrowings under revolving credit agreements, which have variable interest rates tied to the prime and LIBOR rates. We estimate that the book value of each of our debt instruments approximated their fair values at September 30, 2001.

   We are subject to fluctuations in the value of the Canadian dollar and the British pound vis-a-vis the U.S. dollar. Our investments in our foreign operations are not significant and the book value of the assets and liabilities of these operations at September 30, 2001 approximated their fair values.

                          PART II--OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

(a)We held a special meeting of stockholders on September 17, 2001.

(b)Our stockholders voted as follows to approve an amendment to the Career Education Corporation Amended and Restated Certificate of Incorporation authorizing an increase in the number of authorized shares of Career Education Corporation's Common Stock from 50,000,000 to 150,000,000 shares:

   For:    Against:  Abstain:
---------- --------- --------
32,311,022 5,066,104   488

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits.

      Exhibit 3.3. Amendment No.1 to Amended and Restated Certificate of Incorporation

   (b) Reports on Form 8-K.

      We did not file any Current Reports on Form 8-K during the third quarter of 2001.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CAREER EDUCATION CORPORATION

Date: November 14, 2001
                                          By: /S/ JOHN M. LARSON
                                             -----------------------------------
                                             John M. Larson
                                             Chairman, President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)

Date: November 14, 2001
                                          By: /S/ PATRICK K. PESCH
                                             -----------------------------------
                                             Patrick K. Pesch
                                             Executive Vice President,
                                             Chief Financial Officer, Treasurer
                                             and Secretary
                                             (Principal Financial and
                                             Accounting Officer)