Form 10-K405
period 2001-12-31
CAREER EDUCATION CORP
filed 2002-03-21
CIK 1046568

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission File Number 0-23245

CAREER EDUCATION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	36-3932190 (I.R.S. Employer ID No.)
2895 Greenspoint Parkway, Suite 600 Hoffman Estates, Illinois (Address of principal executive offices)	60195 (zip code)

Registrant's telephone number, including area code: (847) 781-3600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $.01 par value
(Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the $37.03 per share closing sale price of the registrant's Common Stock on March 18, 2002, was approximately $1,654,802,602. For purposes of this calculation, the Registrant's directors and executive officers have been assumed to be affiliates.

        The number of shares outstanding of the registrant's Common Stock, par value $.01, as of March 18, 2002, was 44,979,215.

        Portions of our Notice of Annual Meeting and Proxy Statement for our Annual Meeting of Stockholders, scheduled to be held on May 17, 2002, are incorporated by reference into Part III of this Report.

CAREER EDUCATION CORPORATION

FORM 10-K

TABLE OF CONTENTS

PART I

ITEM 1.    BUSINESS

        The discussion below contains certain forward-looking statements, as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual growth, results, performance and business prospects and opportunities in 2002 and beyond could differ materially from what is expressed in, or implied by, any such forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Special Note Regarding Forward-looking Statements" on page 39 for a discussion of risks and uncertainties that could cause or contribute to such material differences.

Overview

        We are a provider of private, for-profit postsecondary education with 42 campuses throughout the United States, Canada, the United Kingdom and the United Arab Emirates. We had approximately 42,100 students enrolled as of January 31, 2002. Our schools enjoy long operating histories and offer a variety of master's degree, bachelor's degree, associate degree, and diploma programs in career-oriented disciplines.

        We were founded in January 1994 by John M. Larson, our Chairman, President and Chief Executive Officer, who has over 27 years of experience in the career-oriented education industry. We were formed to capitalize on opportunities in the large and highly fragmented postsecondary school industry. Since our inception, we have completed 22 acquisitions and have opened four new campuses. We have acquired schools that we believe possess strong curricula, leading reputations and broad marketability, but that have been under managed from a marketing and/or financial standpoint. We seek to apply our expertise in operations, marketing and curricula development, as well as our financial strength, to improve the performance of these schools.

        Our schools offer educational programs principally in the following four career-related fields of study, identified by us as areas with highly interested and motivated students, strong entry-level employment opportunities and ongoing career and salary advancement potential:

  •
  Visual Communication and Design Technologies:  These programs include desktop publishing, graphic design, fashion design, interior design, graphic imaging, web page design, animation, photography, and visual journalism.

  •
  Information Technology:  These programs include PC/LAN, PC/Net, computer technical support, computer network operation, computer information management and computer programming.

  •
  Business Studies:  These programs include business administration, business operations, e-commerce, and hospitality management.

  •
  Culinary Arts:  These programs include culinary arts, hotel and restaurant management and pastry arts.

        Our schools are summarized in the following table:

School	Year Founded	Date Acquired	Principal Curricula(1)	Degree Granting
Collins College Tempe, AZ	1978	1/94	B, IT, VC	Yes
Brooks College Long Beach, CA	1970	6/94	VC	Yes
Allentown Business School Allentown, PA	1869	7/95	B, IT, VC	Yes
Brown College Mendota Heights, MN	1946	7/95	B, CA, IT, VC	Yes
Western Culinary Institute Portland, OR	1983	10/96	CA	Yes
International Academy of Design & Technology Fairmont, WV Pittsburgh, PA	1967	2/97	B, CA, IT, VC	Yes
The Katharine Gibbs Schools Boston, MA Melville, NY Montclair, NJ New York, NY Norwalk, CT Piscataway, NJ Providence, RI	1911	5/97	B, IT, VC	Yes
International Academy of Design & Technology Chicago, IL Tampa, FL	1977	6/97	VC, IT	Yes
International Academy of Design & Technology Montreal, PQ Toronto, ON	1983	6/97	B, VC, IT	No
California School of Culinary Arts South Pasadena, CA	1994	3/98	CA	No
Scottsdale Culinary Institute Scottsdale, AZ	1986	7/98	CA	Yes
Harrington Institute of Interior Design Chicago, IL	1931	1/99	VC	Yes
McIntosh College Dover, NH	1896	3/99	B, CA, IT, VC	Yes
Briarcliffe College Bethpage, NY Patchogue, NY	1966	4/99	B, IT, VC	Yes
Brooks Institute of Photography Santa Barbara, CA	1945	6/99	VC	Yes
Gibbs School Vienna, VA	1950	12/99	B, IT, VC	No
Cooking and Hospitality Institute of Chicago Chicago, IL	1983	2/00	CA	Yes
California Culinary Academy San Francisco, CA	1977	4/00	CA	Yes

SoftTrain College Toronto, ON	1987	7/00	IT	No
International Academy of Design & Technology Ottawa, ON	1975	10/00	IT, VC	No
American InterContinental University(2) Atlanta, GA (Dunwoody and Buckhead) Dubai, United Arab Emirates Los Angeles, CA Ft. Lauderdale, FL London, United Kingdom Washington, DC	1970	1/01	B, IT, VC	Yes
International Academy of Design & Technology(3) Orlando, FL	2001	1/01	IT, VC	Yes
Katharine Gibbs School(3) Philadelphia, PA	2001	1/01	B, IT,VC	Yes
Texas Culinary Academy Austin, TX	1985	8/01	CA	Yes
Pennsylvania Culinary Institute Pittsburgh, PA	1986	12/01	CA	Yes
Orlando Culinary Academy(3) Orlando, FL	2002	1/02	CA	Yes
Brooks College(3) San Jose, CA	2002	2/02	VC	Yes

(1)
The programs offered by our schools include business studies ("B"), culinary arts ("CA"), information technology ("IT"), and visual communication and design technologies ("VC").

(2)
The Washington, D.C. facility stopped admitting new students in December 2001, and will close after existing students have completed their programs. These students are expected to finish their programs by June 30, 2002, through a teach-out agreement. Further references to this campus throughout this Annual Report on Form 10-K have been excluded.

(3)
These schools were not acquired but rather opened by us as new campuses.

  Industry Background

        Based on estimates for 1999 by the Department of Education's National Center for Education Statistics, postsecondary education is a $260 billion industry in the U.S., with nearly 15 million students obtaining some form of postsecondary education. Of this total, approximately 3.5 million students are enrolled in approximately 4,600 private, degree-granting schools. Federal funds available to support postsecondary education exceeded $47 billion in 2001 and have grown steadily over the last two decades. Additionally, during 2001, the federal government lent approximately $35 billion to qualified students, more than triple the amount borrowed by students in 1990. State, local and third-party private lenders are also available to fund students' postsecondary education.

        Several national economic, demographic and social trends are converging to contribute to growing demand for career-oriented postsecondary education:

        Changes in Workplace Demands.    The workplace is becoming increasingly knowledge-intensive. Rapid advances in technology have increased demands on employers and their employees, requiring many new workers to have some form of education beyond the high school level. The increasing technological skills required for entry-level jobs are spurring demand for specialized career-oriented training that may not be provided by traditional two and four year colleges. The Bureau of Labor Statistics, U.S. Department of Labor, projects that between 2000 and 2010, jobs requiring (1) a bachelor's or higher degree are expected to increase approximately 22 percent, (2) an associate degree are expected to increase approximately 32 percent and (3) postsecondary vocational training are expected to increase approximately 18 percent. As of December 31, 2001, approximately 26 percent of the students in our U.S. accredited institutions were enrolled in bachelor's and master's degree programs, 46 percent were enrolled in associate degree programs and 21 percent were enrolled in diploma/certificate programs. The remaining seven percent of our students were enrolled in our Canadian schools that do not grant degrees. Furthermore, career-oriented schools generally have the ability to react quickly to the changing needs of the business and industrial communities. Additionally, to meet the new workplace demands, many major companies are now using career-oriented institutions on a contractual basis to provide customized training for their employees.

        Finally, we believe that continuing formal education is becoming a lifelong process, as career change becomes commonplace. Accordingly to a Market Facts Survey that we sponsored, half of the working Americans surveyed would consider a new career and 60 percent of those who have switched careers obtained additional education to prepare for their new career.

        Increasing Numbers of High School Graduates.    In the 1998-99 school year, U.S. high school graduates represented over 2.8 million new prospective postsecondary students, the largest pool of potential enrollees. From the 1998-99 school year through the 2010-2011 school year, the number of high school graduates is projected to increase by 11 percent and grow to 3.1 million by the fall of 2011. During the 18 years prior to 1993, the number of high school graduates had been declining. However, this trend has changed favorably as children of the "baby boom" generation are entering their high school years. These members of the "echo boom," as it is commonly known, are expected to boost enrollment in postsecondary educational programs to as high as 17.7 million students by 2011, an increase of 20 percent from approximately 14.8 million in 1999.

        Growing Demand for Postsecondary Education.    High school graduates and adults are seeking postsecondary education in increasing numbers. The U.S. Department of Education estimates that 70 percent of high school graduates pursue some form of postsecondary education. The U.S. Department of Labor projects the number of jobs requiring at least an associate degree to grow by more than 14 percent between 1996 and 2006. The recent trend toward corporate downsizing and resulting layoffs is expected to increase enrollment in postsecondary programs as individuals seek to enhance their skills or re-train for new job requirements.

        Recognition of the Value of Postsecondary Education.    Over the past 20 years, the difference between the earnings of young adults who have completed at least a bachelor's degree and the earnings of their counterparts who have completed no more than a high school education has increased. Accordingly, we believe that prospective students are increasingly cognizant of this income premium and other improvements in career prospects associated with postsecondary education. On average, in 1998, (1) an individual with an associate's degree earned approximately 30 percent more than an individual who had completed no more than a high school education, while (2) an individual with a bachelor's degree earned approximately 60 percent more than an individual who had completed no more than a high school education. Independent research studies have demonstrated that prospective students consider these benefits when making their education decisions.

        Reduction in Public Education Funding.    The reduction of state or provincial and local funding of many public educational institutions in recent years has forced many educational institutions to cut back spending on general operations. As a result, some public schools have become under-funded and overcrowded. This trend may provide an opportunity for proprietary institutions to serve, at more competitive prices, the postsecondary education needs of individuals who would have otherwise attended public schools.

        We believe that private, for-profit, career-oriented schools are uniquely positioned to take advantage of these national trends. We also believe that similar factors are creating a favorable climate for career-oriented postsecondary education in Canada and other international markets.

Business and Operating Strategy

        Our business and operating strategy has enabled us to achieve significant improvements in the performance of our schools. We believe this strategy will enable us to continue to capitalize on the favorable economic, demographic and social trends that are driving demand for career-oriented education, thereby strengthening our position as a premier, professionally-managed system of career-oriented postsecondary educational institutions. The key elements of our business and operating strategy are as follows:

        Focusing on Core Curricula.    Our schools offer educational programs principally in four career-related fields of study:

  •
  visual communication and design technologies, offered at 32 campuses

  •
  information technology, including Internet and intranet technology, offered at 28 campuses

  •
  business studies, offered at 25 campuses

  •
  culinary arts, offered at 11 campuses

        We perceive a growing demand by employers for individuals possessing skills in these particular fields. We also believe there are many entry-level positions and ongoing career and salary advancement potential for individuals who have received advanced training in these areas. We recognize that these employment opportunities have attracted highly interested and motivated students. These students include both recent high school graduates and adults seeking formal training in these fields as well as degrees, diplomas and certificates evidencing their knowledge and skills. Our experience and expertise in these attractive areas of study enable us to differentiate ourselves from many of our competitors and effectively tailor our acquisition and marketing plans.

        Adapting and Expanding Educational Programs.    We strive to meet the changing needs of our students and the employment market. We continually refine and adapt our courses to ensure that both students and employers are satisfied with the quality and breadth of our educational programs. Through various means, including student and employer surveys and curriculum advisory boards comprised of business and community members, our schools regularly evaluate their program offerings and consider revisions to existing classes and programs, as well as the introduction of new courses and programs of study within our core curricula. Successful school programs are selectively duplicated at other schools within our system. In 2001, we successfully duplicated twelve programs, and an additional fifteen program duplications are expected in 2002.

        Investing for Future Growth.    We make substantial investments in our people, facilities, management information systems and classroom technologies to prepare our company for continued growth. We devote particular attention to attracting and retaining both corporate and school-level management and focus on employee development in order to facilitate internal promotions. We make substantial investments in facilities and classroom technologies to attract, retain and prepare students for the increasing technical demands of the workplace. Additionally, we have made significant investments in our management information systems to standardize applications and processes across our schools in order to maintain effective and expedient communication between our schools and corporate management, as well as to ensure the smooth integration of newly acquired schools and newly opened campuses.

        Emphasizing School Management Autonomy and Accountability.    We provide significant autonomy and appropriate performance-based incentives to our campus-level managers. We believe these policies foster an important sense of personal responsibility for achieving campus performance objectives. We also believe our willingness to grant local autonomy provides our schools and us with a significant advantage in recruiting and retaining highly-motivated individuals with an entrepreneurial spirit. Management of each of our campuses is principally directed by a campus president and local managers, who are accountable for the campus' operations and profitability. Regional oversight ensures adherence to business plans, while business strategy, information technology, finance and accounting consolidation functions are centralized at our executive offices in Hoffman Estates, Illinois. When a new school is acquired, we evaluate the capabilities of existing campus management personnel and typically retain a significant portion, which contributes to our ability to rapidly integrate acquired schools into our system. We also determine the acquired school's needs for additional or stronger managers in key areas and, where necessary, take appropriate action by hiring new managers or assigning experienced staff to the school's campuses.

        Direct Response Marketing.    We seek to increase school enrollment and profitability through intensive local, regional and national direct response marketing programs designed to maximize each school's market penetration. We also use the Internet to attract potential students and believe that this medium will be an increasingly important marketing tool. Because many of our schools have been significantly under-marketed prior to their acquisition, we believe that major benefits can result from carefully crafted, targeted marketing programs that leverage schools' curriculum strength and brand name recognition. After every acquisition, we design a marketing program tailored to the particular school to highlight its strengths and improve student lead generation and student enrollment rates. Our management uses a diversified media, direct response approach, including direct mail, Internet-based advertising, infomercials, other television-based advertising, newspaper advertising and other print media, to attract potential students. We place particular emphasis on high school recruitment because it produces a steady supply of new students.

        Improving Student Retention.    We emphasize the retention of students, from initial enrollment to completion of their courses of study, at each of our schools. Because, as at any postsecondary educational institution, a substantial portion of our students never finish their educational programs for personal, financial or academic reasons, substantial increases in revenue and profitability can be achieved through modest improvements in student retention rates. Our costs to keep current students in school are much less than the expense of the marketing efforts associated with attracting new students; therefore, student retention efforts, if successful, are extremely beneficial to operating results. We strive to improve retention by treating students as valued customers. We consider student retention the responsibility of the entire staff of each school, from admissions to faculty and administration to career counseling services, and provide resources and support for the retention efforts developed by our local school administrators. School personnel typically employ an approach based upon establishing personal relationships with students; for example, students may receive a telephone call from a school counselor or faculty member if they miss classes. During 2001, we laid the groundwork for a highly innovative retention program called S.O.S. (Save Our Students). Its centerpiece is a chief student advocate at each school who is responsible for working with the students in dealing with the unique challenges they face in completing their education.

        In addition, our corporate staff regularly tracks retention rates at each school and provides feedback and support to local school administrators. As of December 31, 2001, our retention rate was approximately 75 percent. This rate was determined in accordance with the standards of the Accrediting Council for Independent Colleges and Schools, which determines retention rates by dividing the total number of student dropouts by the sum of (1) beginning student population, (2) new starts and (3) student re-enters.

        Emphasizing Employment of Graduates.    We believe that the high rates of employment for graduates of our schools enhance the overall reputation of the schools as well as their ability to attract new students. High placement rates also lead to low student loan default rates, which are necessary to allow our schools to continue to participate in federal student financial aid programs. We consider student placement a high priority, and 92 percent of our graduates who were available for employment for the academic year ended June 30, 2001, had found employment relating to their fields of study within six months of graduation. We are committed to maintaining or improving these graduate employment rates, and newly acquired or opened schools will be expected to meet similar graduate employment success standards.

Growth Strategy

        We believe we can achieve superior long-term growth in revenue and profitability by continuing to exhibit strong internal growth, acquiring additional schools and developing branch campuses of existing locations. We believe we can achieve additional growth in the future by establishing new campuses, growing our distance education division, and further expanding internationally.

        Expanding Existing Operations.    We believe that our existing 42 campuses can continue to achieve significant internal growth in enrollment, revenue and profitability. We are executing our business and operating strategy, including all of the elements described above, to accomplish this growth. We believe that the expansion of operations at our existing schools, and the opening of branch campuses and the acquisition of new schools will be the primary generators of our growth in the near term.

        Acquiring Additional Schools.    To date, we have grown by acquiring new schools in the U.S., Canada, the United Kingdom, and the United Arab Emirates and then applying our expertise in marketing and school management to increase enrollment, revenue and profitability at those schools. We expect that this process will continue to be an important element of our growth strategy. We may also continue to acquire operations outside North America, where we believe significant opportunities exist. We have an active acquisition program and, on an ongoing basis, engage in evaluations of and discussions with possible acquisition candidates, including evaluations and discussions relating to acquisitions that may be material in size or scope.

        We make selective acquisitions of for-profit, career-oriented schools that have capable faculty and operations staff, as well as quality educational programs that stand to benefit from our educational focus and marketing and operating strengths. We target schools that we believe have the potential to generate superior financial performance. Generally, such schools demonstrate the following characteristics:

  •
  "Schools of Choice"—Possessing leading reputations in career-oriented disciplines within local, regional and national markets;

  •
  Success—Demonstrating the ability to attract, retain and place students, while meeting applicable federal and state regulatory criteria and accreditation standards;

  •
  Marketable Curricula—Offering programs that provide students with relevant training and the skills necessary to obtain attractive jobs and advance in their selected fields;

  •
  Broad Marketability—Attracting students from each of the high school, adult, international and contract market segments;

  •
  Attractive Facilities and Geographic Locations—Providing geographically desirable locations and modern facilities to attract and prepare students for the demands of the increasingly competitive workplace.

        We believe that significant opportunities exist for growth through acquisition. Some opportunities result from institutions having limited resources to manage increasingly complex regulations or to fund the significant cost of developing new educational programs necessary to meet changing demands of the employment market. We believe that a substantial number of schools exhibiting the characteristics described above exist both domestically and internationally and that such schools can be successfully integrated into our marketing and administrative structure. We believe that competition in the postsecondary career-oriented schools market in Canada is not currently as intense as it is in the U.S. Few of the largest U.S. operators of postsecondary career-oriented schools currently have a significant Canadian presence. We believe that, given our existing Canadian operations, we are well positioned to take advantage of opportunities in Canada.

        We analyze acquisition targets for their long-term profit potential, enrollment potential and long-term demographic trends, concentration of likely employers within the region, level of competition, facility costs and availability and quality of management and faculty. We carefully investigate any potential acquisition target for its history of regulatory compliance, both as an indication of future regulatory costs and compliance issues and the school's overall condition. Significant regulatory compliance issues in the school's past will generally remove a school from our consideration as an acquisition candidate.

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

        Establishing New Campuses.    To date, we have added three branch campuses and we expect to continue to establish new campuses as branch locations of existing institutions. We have also developed and opened a new campus as an entirely separate, freestanding institution and may continue to establish such new campuses. Opening new campuses enables us to capitalize on new markets or geographic locations that exhibit strong enrollment potential and/or the potential to establish a successful operation in one of our core curricula areas. We believe that this strategy compliments our acquisition strategy as it allows us to continue to grow rapidly even if appropriate acquisition opportunities are not readily available.

        Entering New Service Areas.    While we expect our current career-oriented school operations to continue to provide the substantial majority of our revenue in the near term, we plan to develop new education-related services that we believe offer strong long-term growth potential. In response to rapid growth in demand for distance learning, in February 2001, we began enrolling students into full degree-

granting on-line programs within American InterContinental University Online, our e-learning division. We also plan to expand our contract training business, which provides customized training on a contract basis for business and government organizations and is currently a limited part of the operations of a few of our schools. Although we have not yet actively targeted the growing market for contract training services, we believe that contract training can become a much more significant part of our business.

        Recruiting International Students.    We believe that trends similar to those impacting the market for postsecondary career-oriented education in the U.S. and Canada are occurring outside of North America. As a result, we believe that there may be significant additional international opportunities in private, for-profit postsecondary education and will continue our marketing efforts in selected countries to increase international student enrollments at our schools.

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

        As of December 31, 2001, our schools employed approximately 530 admissions representatives, each of whom focuses his or her efforts on the following areas: (1) out-of-area/correspondence recruiting, (2) high school recruiting or (3) in-house/local recruiting. Correspondence representatives work with students who live outside of the immediate school area to generate interest through correspondence with potential enrollees who have learned of the school through regional or national advertising. We believe that we are able to significantly boost enrollment by targeting students outside of the schools' immediate localities. High school recruiting representatives conduct informational programs at local secondary schools and follow up with interested students outside of the students' school setting, either at the students' homes or on our school campuses. The interpersonal relationships formed between students and high school counselors and faculty may have significant influence over a potential student's choice of school. In 2001, approximately 33% of our student population was under the age of 21. We believe that the relationships of our schools' representatives with the counseling departments of high schools are strong, and that the brand awareness and placement rates of our schools assist representatives in gaining access to counselors. In-house representatives are also available to speak with prospective students who visit campuses and respond to calls generated through the schools' advertising campaigns. Representatives interview and advise students interested in specific careers to determine the likelihood of their success in completing their chosen educational programs. The admissions representatives are full-time, salaried employees of the schools. Regulations of the Department of Education prevent us from paying our U.S. employees incentive compensation based, directly or indirectly, upon the number of students recruited.

        We also engage in significant direct mail campaigns. We purchase mailing lists from a variety of sources, and we mail brochures to prospective students regularly during the course of the year, with frequency determined by the number of school starts in a given period. We believe direct mailings offer a fast and cost-effective way to reach a targeted population.

        In addition, each school develops advertising for a variety of media, including radio, television and the Internet, which is run locally, regionally and sometimes nationally. While multi-media advertising is generally more appropriate for local markets, some advertising mediums have been successfully utilized on a national basis. We have found infomercials to be a particularly effective tool nationally because their length enables schools to convey a substantial amount of information about their students, faculty, facilities and, most importantly, their course offerings. We also believe that the personal flavor of the presentation typical of infomercials is well suited to attracting potential applicants. As an additional marketing tool, all of our schools have established web sites, which can be easily accessed for information about the schools and their educational programs. Although we retain independent advertising agencies, we design and produce a portion of our direct marketing and multi-media advertising and communications in-house, through Career Education Corporation ("CEC") Creative Services Group. While a majority of CEC Creative Services Group's operations involve designing and producing advertising for us, an immaterial amount of revenue may be generated by providing these services to third-party businesses outside of the postsecondary education industry as opportunities arise.

        We closely monitor the effectiveness of our marketing efforts. We estimate that in 2001, admissions representatives were responsible for attracting approximately 36% of student enrollments, direct mailings were responsible for approximately 11%, television, radio and print media advertising were responsible for approximately 32%, web sites were responsible for 14%, and the remaining 7% was attributable to various other methods.

Student Admissions and Retention

        The admissions and entrance standards of each school are designed to identify those students who are best equipped to meet the requirements of their chosen fields of study. The most important qualifications for students include a strong desire to learn, passion for their area of interest, initiative, and a high likelihood of successfully completing their programs. Admissions representatives generally identify these characteristics through personal interviews. We believe that a success-oriented student body results in higher retention and placement rates, increased student and employer satisfaction, and lower student default rates on government loans. To be qualified for admission to one of our schools, each applicant must have received a high school diploma or a General Education Development certificate. Many of our schools also require that applicants obtain certain minimum scores on academic assessment examinations.

        We recognize that our ability to retain students until graduation is an important indicator of our success and that modest improvements in retention rates can result in meaningful increases in school revenue and profitability. As with other postsecondary educational institutions, many of our students do not complete their programs for a variety of personal, financial or academic reasons. As a result, student retention is considered the responsibility of the entire school, from admissions to faculty and administration to career counseling services. To minimize student withdrawals, faculty and staff members at each of our campuses strive to establish personal relationships with students. Each campus devotes staff resources to advising students regarding academic and financial matters, part-time employment and other factors that may affect their success. However, while there may be many contributors to a school's retention activities, each campus has a Director of Student Management specifically responsible for monitoring and coordinating student retention efforts. In addition, our corporate staff regularly tracks retention rates at each campus and provides feedback and support to appropriate local campus administrators.

Curriculum Development and Faculty

        We believe that curriculum is an important component of our operations, because students choose, and employers recruit from, career-oriented schools based on the type and quality of technical education offered and provided. The curriculum development efforts of our schools are a product of their operating partnership with students and the business and industrial communities.

        The relationship of each of our schools with the business community plays a significant role in the development and adaptation of school curriculum. Each school has one or more program advisory boards composed of members of the local and regional business communities who are engaged in businesses directly related to the school's educational offerings. These boards provide valuable input to the school's education department, which allows the school to keep programs current and provide students with the training and skills that employers seek.

        We also endeavor to enhance and maintain the relevancy of our curricula by soliciting ideas through student and employer surveys and by requiring students in selected programs to complete an internship during their school experience. We have developed a number of techniques designed to both gain valuable industry insight for ongoing curriculum development and enhance the overall student experience. These techniques include (1) classroom discussions with industry executives, (2) part-time job placement within a student's industry of choice and (3) classroom case studies based upon actual industry issues.

        Our schools are in continuous contact with employers through the interactions of employers with our faculty, many of whom are industry professionals. Our schools hire a significant number of part-time faculty who hold positions in business and industry because specialized knowledge is required to teach many of the schools' courses and provide students with current, industry-specific training. The schedules of business and industry professionals often permit them to teach the many evening courses offered by our schools. Unlike traditional four-year colleges, instructors in our schools are not awarded tenure and are evaluated, in part, based upon the results of student evaluations. As of January 31, 2002, our schools employed approximately 7,000 faculty and staff members, of whom approximately 47% were full-time employees and approximately 53% were hired on a part-time, adjunct basis.

School Administration

        We provide significant operational autonomy and appropriate performance-based compensation to local school administrators who have demonstrated the ability to undertake such responsibility, based on our belief that success is driven by performance at the local level through enrollment growth and strong student retention rates and placement rates. In addition, each of our schools requires, to a certain extent, different resources and operating tactics due to a variety of differing factors, including curriculum, demographics, geographic location and size. Overall management of each of our schools is principally the responsibility of a school president, who is accountable for the school's operations and profitability. Each of our schools has five primary operating departments: admissions, financial aid, education, placement and accounting.

        Business strategy, finance and accounting consolidation functions are centralized at our corporate headquarters. Our corporate staff develops long-term and short-term operating strategies for the schools and works closely with local administrators to accomplish their goals and ensure adherence to our strategy. We maintain stringent quality standards and controls at both the corporate and individual school levels. Activities at the corporate level include regular reporting processes that track the vital statistics of each school's operations, including leads, enrollments, retention rates, placements and financial data. These reports allow management to monitor the performance of each campus. Each campus-level operating department is also required to compile quantitative reports, including reports on admissions, financial aid, academic performance and placement, at regular intervals.

        We have designed and implemented a number of quality and financial controls. Information is tracked through an advanced, PC-based management information system, which currently runs on a decentralized basis but also allows centralized access to account information.

Tuition and Fees

        Currently, total tuition for completion of a diploma or certificate program offered by our schools, assuming full time attendance, ranges from $5,400 to $46,835, for completion of an associate's degree program ranges from $9,980 to $34,000, for completion of a bachelor's degree program ranges from $14,950 to $58,800, and for completion of a master's degree program ranges from $40,000 to $83,680. In addition to these tuition amounts, students at our schools typically must purchase textbooks and supplies as part of their chosen educational programs.

        Our institutions bill students for tuition and other institutional charges based on the specific instructional format or formats of the school's educational programs. Each institution's refund policies must meet the requirements of the Department of Education and such institution's state and accrediting agencies. The U.S. Department of Education requires that a proportionate return of Title IV funds, the amount based on the number of days enrolled during a payment period or period of enrollment, be disbursed to individual students for those students who cease attendance within the first 60% of their payment period or period of enrollment. Refunds of tuition and other institutional charges are based on federal, state or institutional refund requirements, as applicable.

Graduate Employment

        We believe that employment of graduates of our schools in occupations related to their fields of study is critical to the reputation of the schools and their ability to continue to successfully recruit students. We believe that our schools' most successful form of recruiting is through referrals from satisfied graduates. A strong placement office is important to maintain and elevate a school's reputation, as well as manage the loan default rate of former students.

        We devote a significant amount of time and resources to student placement, which we believe to be the ultimate indicator of our success. We believe that our average placement rate is attractive to prospective students. Beginning on the first day of student enrollment, student placement is a top priority of each of our schools. This approach heightens the students' awareness of the placement department and keeps students focused on their ultimate goal—job placement within their field of choice. Moreover, our schools include career development instruction, which includes the preparation of résumés, cover letters, networking and other essential job-search tools, in our curricula. Placement office resources are regularly available to our graduates. With such assistance, our graduates find employment with a wide variety of businesses located not only within the schools' local markets but also regionally and nationally.

        Each campus' placement department also plays a role in marketing the campus' curriculum to the business community to produce job leads for graduates. As of December 31, 2001, approximately 160 employees worked in the placement departments of our campuses. Placement counselors participate in professional organizations, advisory boards, trade shows and community events to keep apprised of industry trends and maintain relationships with key employers. Partnerships with local and regional businesses are established through internships and curriculum development programs and facilitate the placement of graduates in local and regional businesses. Placement departments also assist current students in finding part-time jobs while attending school. These part-time placements often lead to permanent positions.

        Based on survey information received from graduating students and employers, we believe that of the 12,648 students graduating from our schools during the academic year ended June 30, 2001, 92.1% of the 11,651 available graduates, which excludes students who are continuing their education, in active military service or disabled or deceased, as well as students from foreign countries who are legally ineligible to work in the U.S., obtained employment in fields related to their programs of study within six months following their graduation.

        The reputation of some of our schools allows them to charge fees to employers for placement of many of the schools' students. Our other schools do not currently receive such placement fees, nor, we believe, do any of our principal proprietary competitors. We believe that, as an additional source of revenue, we may be able to replicate these placement fee programs at some of our other schools.

Technology

        We are committed to providing our students access to the technology necessary for developing skills required to succeed in the careers for which they are training. Through regular consultation with business representatives, we ensure that all our schools provide their students with industry-current computer hardware and computer software and equipment meeting industry-specific technical standards. In each program, students use the types of equipment that they will eventually use in their careers of choice. For example, graphic animation students use sophisticated computer multimedia animation and digital video editing equipment and supplies, and visual communication and design technologies students make significant use of technologies for computer-related design and layout and digital pre-press applications.

Employees

        As of December 31, 2001, Career Education Corporation and our schools had a total of approximately 3,600 full-time employees and 4,000 part-time employees. We do not have any collective bargaining agreements with our employees. We consider our relations with our employees to be good.

Competition

        The postsecondary education market is highly fragmented and competitive, with no single institution having a significant market share. Our schools compete with traditional public and private two-year and four-year colleges and universities, other proprietary schools, including those that offer distance learning programs, and alternatives to higher education such as immediate employment and military service. Private and public colleges and universities may offer courses of study similar to those of our schools. Some public institutions are able to charge lower tuition than our schools due in part to government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to proprietary schools. However, tuition at private, non-profit institutions is, on average, higher than the average tuition rates of our schools. Other proprietary career-oriented schools also offer programs that compete with those of our schools. We believe that our schools compete with other educational institutions principally based upon the quality of their educational programs, the reputation in the business community, the costs of programs, and the graduates' ability to find employment. Some of our competitors in both the public and private sectors may have substantially greater financial and other resources than we do.

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

Financial Aid and Regulation

        Our schools and students in the U.S. and Canada, as well as U.S. students at our schools in London and Dubai, participate in a wide variety of government-sponsored financial aid programs. For this reason, our schools are subject to extensive regulatory requirements imposed by government funding agencies and other bodies. For the 2001 fiscal year, we derived approximately 61% of our total net revenue on a cash basis from such government sponsored financial aid received by our students, and we estimate that approximately 71% of our students receive government-sponsored financial aid.

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

        Regulation of Federal Student Financial Aid Programs for U.S. Schools.    To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by the relevant agencies of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in the Title IV Programs only after the institution has demonstrated compliance with the provisions of the Higher Education Act and the Department of Education's extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance with these requirements to the Department of Education on an ongoing basis. These standards are applied primarily on an institutional basis, with an institution defined as a main campus and its additional locations, if any. Under this definition, each of our U.S. campuses is a separate institution, except for Briarcliffe-Patchogue, which is an additional location of Briarcliffe-Bethpage, Gibbs-Piscataway, which is an additional location of Gibbs-Montclair and IADT-Fairmont (formerly known as the School of Computer Technology-Fairmont), which is an additional location of IADT-Pittsburgh (formerly known as the School of Computer Technology-Pittsburgh). Gibbs-

Philadelphia is an additional location of Gibbs-New York, and IADT-Orlando is an additional location of IADT- Tampa. American InterContinental University campuses in Dunwoody, Dubai, Los Angeles, Ft. Lauderdale, and London are additional locations of American InterContinental University-Buckhead. All of our U.S. schools currently participate in the Title IV Programs.

        The substantial amount of federal funds disbursed through the Title IV Programs coupled with the large numbers of students and institutions participating in those programs have led to instances of fraud, waste and abuse. As a result, the U.S. Congress has required the Department of Education to increase its level of regulatory oversight of institutions to ensure that public funds are properly used. Under the Higher Education Act, accrediting agencies and state licensing agencies also have responsibilities for overseeing institutions' compliance with Title IV Program requirements. As a result, each of our institutions is subject to frequent reviews and detailed oversight and must comply with a complex framework of laws and regulations. the Department of Education periodically revises its regulations and changes its interpretation of existing laws and regulations, we cannot assure you that the Department of Education will agree with our understanding of each Title IV Program requirement.

        Significant factors relating to the Title IV Programs that could adversely affect us include the following:

        Legislative Action.    Political and budgetary concerns significantly affect the Title IV Programs. The U.S. Congress must reauthorize the Higher Education Act approximately every six years. The most recent reauthorization in October 1998 reauthorized the Higher Education Act through 2003. In addition, the U.S Congress reviews and determines federal appropriations for the Title IV Programs on an annual basis. The U.S. Congress can also make changes in the laws affecting the Title IV Programs in those annual appropriations bills and in other laws it enacts in between the Higher Education Act reauthorizations. Since a significant percentage of our revenue is derived from the Title IV Programs, any action by the U.S. Congress that significantly reduces Title IV Program funding or the ability of our schools or students to participate in the Title IV Programs could have a material adverse effect on our business, results of operations or financial condition. Legislative action may also increase our administrative costs and require us to adjust our practices in order for our schools to comply fully with the Title IV Program requirements.

        Cohort Default Rates. A significant component of the U.S. Congress' initiative to reduce abuse in the Title IV Programs has been the imposition of limitations on institutions whose former students default on the repayment of their federally guaranteed or funded student loans above specific rates. All of our institutions have implemented aggressive student loan default management programs aimed at reducing the likelihood of students failing to repay their loans in a timely manner. Those programs emphasize the importance of students meeting loan repayment requirements and provide for extensive loan counseling, methods to increase student persistence and completion rates and graduate employment rates, and proactive borrower contacts after students cease enrollment.

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

        None of our 26 institutions participating in FFEL or FDL programs institutions had a FFEL or FDL cohort default rate of 25% or greater for any of the last three federal fiscal years. The following table sets forth the FFEL and FDL cohort default rates for our institutions for federal fiscal years

1999, 1998, and 1997, the most recent years for which the Department of Education has published such rates:

	FFEL and FDL Cohort Default Rate
School
	1999	1998	1997
American InterContinental University
Atlanta, GA (Dunwoody and Buckhead)	10.9%	8.4%	8.9%
Dubai, United Arab Emirates,
Los Angeles, CA, Ft. Lauderdale, FL and London, England
Allentown Business School
Allentown, PA	9.2	9.2	13.4
Briarcliffe College
Bethpage & Patchogue, NY	5.4	7.9	10.2
Brooks College
Long Beach, CA	9.8	16.3	19.3
Brooks Institute of Photography
Santa Barbara, CA	5.7	6.0	4.4
Brown College
Mendota Heights, MN	3.7	9.5	14.9
California Culinary Academy
San Francisco, CA	4.0	2.7	8.4
California School of Culinary Arts*
Pasadena, CA	—	—	—
Collins College
Tempe, AZ	9.9	10.0	14.7
The Cooking and Hospitality Institute of Chicago
Chicago, IL	10.1	7.9	13.1
Gibbs College
Norwalk, CT	9.1	5.6	11.0
Montclair, NJ and Piscataway, NJ	16.9	16.5	16.1
Gibbs School
Vienna, VA	8.7	9.2	7.9
Harrington Institute of Interior Design
Chicago, IL	1.7	1.4	7.8
International Academy of Design & Technology
Chicago, IL	9.8	6.8	11.3
Pittsburgh, PA and Fairmont, WV	9.1	9.5	11.1
Tampa, FL and Orlando, FL	6.0	7.5	10.0
The Katharine Gibbs Schools
Boston, MA	12.4	14.2	17.3
Melville, NY	8.2	7.6	10.6
New York, NY and Philadelphia, PA	6.8	8.5	11.2
Providence, RI	1.8	18.5	14.0
McIntosh College
Dover, NH	9.0	7.7	9.3
Pennsylvania Culinary Institute
Pittsburgh, PA	7.6	9.6	10.9
Scottsdale Culinary Institute
Scottsdale, AZ	5.0	5.2	5.9
Texas Culinary Academy
Austin, TX	10.3	22.0	21.3
Western Culinary Institute
Portland, OR	5.9	7.5	9.2

*
California School of Culinary Arts did not begin participating in the FFEL or FDL programs until being acquired by us in March 1998.

        An institution whose cohort default rate under the FFEL or FDL program equals or exceeds 25% for any one of the three most recent federal fiscal years, or whose cohort default rate under the Perkins program exceeds 15% for any year, may be placed on provisional certification status by the Department of Education for up to four years. Four of our institutions have Perkins cohort default rates in excess of 15% for students who were scheduled to begin repayment in the 1999-2000 federal award year, the most recent year for which such rates have been published. The Perkins cohort default rates for these four institutions ranged from 22.77% to 100%. One of these institutions previously notified the Department of Education that it is no longer participating in the Perkins Loan program. Currently, the Department of Education has placed only one of our institutions, Gibbs-Melville, on provisional certification for its cohort default rates, specifically its Perkins default rates prior to 1999. Total Perkins loans disbursed during 2000-2001 represented less than 1% of our total net revenue and we do not expect this level to increase in the future. See "Eligibility and Certification Procedures."

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

  •
  equity ratio, which measures the institution's capital resources, ability to borrow and financial viability,

  •
  primary reserve ratio, which measures the institution's ability to support current operations from expendable resources and

  •
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

        Under a separate standard of financial responsibility, an institution that has made late student refunds in either of its last two fiscal years must post a letter of credit with the Department of Education in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. Based on this standard, we currently have posted a total of $822,472 in letters of credit with respect to twelve schools.

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

        Since 1998, the Department of Education has had the authority to provisionally and temporarily certify an institution following a change of control under certain circumstances while the Department of Education reviews the institution's application. The Department of Education has provided such temporary certification to each institution we have acquired since January 1999 in periods of time ranging from 10 to 60 days after the acquisition date.

        Each U.S. institution we have acquired has undergone a certification review under our ownership and has been certified to participate in the Title IV Programs. Ten of our U.S. institutions are presently participating in Title IV Programs under provisional certification (nine due to change of ownership), and 15 have been granted regular certification. Pennsylvania Culinary Institute, which we acquired in December 2001, has been certified under our ownership on a temporary and provisional basis and has filed its application to obtain provisional certification.

        Some other types of transactions can also cause a change of control. The Department of Education, state education agencies and the accrediting agencies that accredit our schools have their own definitions of when a transaction is deemed a change of control. With respect to a publicly traded corporation, such as us, Department of Education regulations provide that a change of control occurs under either of two standards. First, a change of control occurs if a person acquires such ownership and control that the corporation is required to file a Current Report on Form 8-K with the Securities and Exchange Commission disclosing a change of control. Second, a change of control occurs if a shareholder (other than an institutional investor) that owns at least 25% of the corporation's voting stock and more voting stock than any other shareholder ceases to satisfy either of those conditions. Most of the states and accrediting agencies include the sale of a controlling interest of common stock in the definition of a change of control. A change of control under the definition of one of these agencies would require the affected institution to reaffirm its state authorization or accreditation. The requirements to obtain such reaffirmation from the states and accrediting agencies with jurisdiction over our schools vary widely.

        The potential adverse effects of a change of control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our capital stock.

        Opening Additional Schools and Adding Educational Programs.    The Higher Education Act generally requires that proprietary institutions be fully operational for two years before applying to participate in the Title IV Programs. However, an institution that is certified to participate in the Title IV Programs may establish an additional location and apply to participate in the Title IV Programs at that location without reference to the two-year requirement, if such additional location satisfies all other applicable eligibility requirements. Our expansion plans are based, in part, on our ability to open new campuses as additional locations of our existing institutions. Under a new regulation that took effect on July 1, 2001, an institution that satisfies certain conditions may open an additional location that may begin participation in the Title IV Programs as soon as the institution notifies the Department of Education of such location, rather than waiting for Department of Education approval.

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

        "90/10 Rule."    Under a provision of the Higher Education Act commonly referred to as the "90/10 Rule," a proprietary institution, such as each of our institutions, would cease being eligible to participate in the Title IV Programs if, on a cash accounting basis, it derived more than 90% of its revenue for any fiscal year from the Title IV Programs. Any institution that violates this rule becomes ineligible to participate in the Title IV Programs as of the first day of the fiscal year following the fiscal year in which it exceeds 90% and is unable to apply to regain its eligibility until the next fiscal year. If one of our institutions violated the 90/10 Rule and became ineligible to participate in the Title IV Programs but continued to disburse Title IV Program funds, the Department of Education would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

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

        Administrative Capability.    The Department of Education assesses the administrative capability of each institution that participates in the Title IV Programs under a series of separate standards. Failure to satisfy any of the standards may lead the Department of Education to find the institution ineligible to participate in the Title IV Programs or to place the institution on provisional certification as a condition of its participation. A violation of these requirements could also subject the institutions to other penalties. See "—Compliance with Regulatory Standards and Effect of Regulatory Violations."

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

        Other standards provide that an institution may be found to lack administrative capability and be placed on provisional certification if its student loan default rate under the FFEL and FDL programs is 25% or greater for any of the three most recent federal fiscal years, or if its Perkins cohort default rate exceeds 15% for any federal award year. Due to its Perkins default rates prior to 1999, one of our institutions has been determined by the Department of Education to lack administrative capability and has been placed on provisional certification.

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

        An institution seeking certification to participate in the Title IV Programs after a change of control will be provisionally certified for a limited period, following which the institution must reapply for continued certification. If at that time the institution satisfies all conditions for full certification, the Department of Education will recertify the institution and remove the provisional status. Otherwise, the Department of Education may recertify the institution on a continued provisional basis. Each institution that we have acquired was initially certified by the Department of Education for participation in the Title IV Programs under our ownership on a provisional basis. Nine of our institutions remain on provisional certification status because the initial period of their provisional certification has not expired. One institution, Gibbs-Melville, has been recertified by the Department of Education upon the expiration of its initial provisional period but remains on provisional status because of the institution's Perkins cohort default rates prior to 1999. Pennsylvania Culinary Institute, which we acquired in December 2001, has been certified under our ownership on a temporary and provisional basis and has filed its application to obtain provisional certification.

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

State Authorization for U.S. Schools

        We are subject to extensive regulation in each of the 17 states in which we currently operate schools and in other states in which our schools recruit students. Each of our campuses must be authorized by the applicable state agency or agencies to operate and grant degrees or diplomas to its students. In addition, state authorization is required for an institution to become and remain eligible to participate in the Title IV Programs. Currently, each of our U.S. campuses is authorized by the applicable state agency or agencies.

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

        Accreditation by an accrediting agency recognized by the Department of Education is required for an institution to be certified to participate in the Title IV Programs. Accrediting agencies must adopt specific standards in connection with their review of postsecondary institutions to be recognized by the Department of Education. All of our U.S. campuses are accredited by an accrediting agency recognized by the Department of Education. Seventeen of our campuses are accredited by the Accrediting Council for Independent Colleges and Schools ("ACICS"), seven of our campuses are accredited by the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT"), six of our campuses are accredited by the Southern Association of Colleges and Schools Commission on Colleges, one of our campuses is accredited by the Accrediting Commission for Community and Junior Colleges of the Western Association of Schools and Colleges, one of our campuses is accredited by the National Association of Schools of Art and Design, one of our campuses is accredited by the New England Association of Schools and Colleges—Commission on Technical and Career Institutions, one of our campuses is accredited by the Council on Occupational Education ("COE") and two of our campuses are accredited by the Middle States Association of Colleges and Schools—Commission on Higher Education. In addition, four of our campuses' interior design programs are accredited by the Foundation for Interior Design Education Research and five of our campuses' culinary arts programs are accredited by the American Culinary Federation Educational Institute Accrediting Commission, accrediting agencies which are not recognized by the Department of Education.

        An accrediting agency may place a campus on "reporting" status to monitor one or more specified areas of performance. A campus placed on reporting status is required to report periodically to its accrediting agency on that campus' performance in the specified areas. One campus, Gibbs-Vienna, is on financial reporting status with its accrediting agency. If any of our campuses loses its accreditation, the campus would be ineligible to continue its participation in the Title IV Programs. The loss of Title IV Program funding for any of our campuses could have a material adverse effect on our business, results of operations or financial condition.

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

        Ontario.    The Ontario Ministry of Training, Colleges and Universities ("Ontario Ministry") provides financial assistance to eligible students through the Ontario Student Assistance Plan ("OSAP"). This plan includes two main components, the Canada Student Loan Program and the Ontario Student Loans Plan. To maintain the right to administer OSAP, our schools located in Ontario, International Academy of Design and Technology in Ottawa and Toronto and the SoftTrain Institute (the "Ontario Schools"), must, among other things, be registered and in good standing under the Private Vocational Schools Act (Ontario) and abide by the rules, regulations and administrative manuals of the Canada Student Loan Program, Ontario Student Loans Plan and other OSAP-related programs. In order to attain initial eligibility, an institution has to establish that it has (1) been in good standing under the Private Vocational Schools Act (Ontario) for at least 12 months, (2) offered an eligible program for at least 12 months and (3) graduated at least one class with a minimum of five students enrolled in an eligible program that satisfied specific requirements with respect to class size and graduation rate. Pursuant to Ontario Ministry rules, during the first two years of initial eligibility, an institution has its administration of OSAP independently audited, and full eligibility is not granted until these audits confirm that the school is properly administering OSAP. Our Ontario Schools have been granted full eligibility. Under Ontario Ministry rules, our Ontario Schools must advise the Ontario Ministry before they take any material action that may result in their failure or inability to meet any rules, regulations or requirements related to OSAP.

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

        Adopting a practice similar to that of the U.S. Department of Education, the Ontario Ministry calculates for each school student loan default rates on the basis of incidences of default and expresses the default rates as a percentage of the total number of loans issued to students attending that school. Beginning with loans issued in the 1998-99 award year (August 1, 1998 to July 31, 1999), institutions with a 1997 default rate that is 15 percentage points or more above the 1997 provincial average of 23.5% (i.e. 38.5%) were required to share the cost of defaults. In the 1999-2000 award year, this policy applied to institutions with a 1998 default rate 10 percentage points or more above 23.5% (i.e. 33.5%). In the 2000-2001 award year, this policy applied to institutions with a 1999 default rate above 28.5%. In the 2001-2002 award year, this policy will be applied to institutions with a 2000 default rate of 25.0% or above. For the 2002-2003 award year, this policy will apply to institutions with a 2001 default rate of 25.0% or above. The two branches of our International Academy of Design and Technology school in Toronto had an average overall default rate of 21.6% in 2001, 18.1% in 2000, 16.7% in 1999, and 23.8% in 1998. Our International Academy of Design and Technology school in Ottawa had an overall default rate of 14.3% in 2001, 13.0% in 2000 and 15.4% in 1999. The default rate for our SoftTrain Institute in Toronto was 0.00% in 2001 and was not recorded by the Ontario Ministry in previous years, as the number of student loans issued by the institution was less than five.

        For the purpose of calculating default rates, student loan recipients/defaulters are assigned to the last institution they attended. An Ontario student loan is in default when the Ontario government has paid a bank's claim for an inactive loan. A loan is inactive when the student has made no payments for at least 90 days. The overall 2001 default rate for Ontario post-secondary institutions (which includes universities, colleges and private vocational schools) is 15.4%, a decrease of 0.3% from the 2000 default rate of 15.7%. The 2001 default rate for the private vocational school sector, as a whole, is 26.7%.

        The Ontario Ministry has stated that while the decrease in the overall default rate is encouraging, it remains, from the Ontario government's perspective, unacceptably high. The Ontario Ministry's business plan requires that the overall default rate for Ontario post-secondary institutions be reduced to 10.0%, failing which the institution in question will be responsible for sharing the cost of defaults.

        On December 20, 2000, the Ontario government passed the Ministry of Training, Colleges and Universities Statute Law Amendment Act, 2000, the last two parts of which were proclaimed in force on October 1, 2001. This legislation has brought about several changes to Ontario's postsecondary school system. The legislation and changes will expand access to Ontario students to degree programs by allowing the establishment of privately funded degree granting institutions in the province, as well as permitting Ontario community colleges to offer applied degrees. The legislation permits the Minister of Training, Colleges and Universities to appoint inspectors to ensure that institutions are administering OSAP properly and is part of the government's commitment to ensure both the viability of postsecondary school institutions and the protection of both taxpayers and students.

        The legislation also creates new provincial offenses to prevent OSAP abuse (for example, obtaining awards, grants and student loans to which a person is not entitled, for assisting a person in obtaining an award, grant or loan to which the person is not entitled, for failing to provide information when required and for providing false information in connection with an award, grant or student loan). An individual convicted of any one of the offenses could be subject to a fine of not more than $25,000 Canadian and/or a term of imprisonment of not more than one year. A corporation convicted of an offense could be subject to a fine of not more than $100,000 Canadian.

        Federal bankruptcy legislation exempts federal and provincial student loans from being included in bankruptcy proceedings for a 10-year period following a student's completion of his or her studies.

        On June 27, 2001, the Ontario government passed the Ontario Student Loan Harmonization Act, 2001, which was proclaimed in force on June 29, 2001. The legislation, among other things, permits the Ontario Ministry to enter into agreements with one or more persons (including financial institutions) respecting the administration of loans to students and respecting such other matters relating to the loans as the Ontario Ministry considers proper. The legislation also requires that such agreements and student loans contain all terms as may be prescribed by regulation and such other terms as the Ontario Ministry considers proper.

        The Ontario government passed new regulations, effective August 1, 2001, relating to Ontario student loans made after July 31, 2001, and Ontario student loans made before August 1, 2001. These regulations, among other things, clarify the requirements and process for an individual obtaining a student loan and maintaining his or her status as a qualifying student. The regulations also address what constitutes default on a student loan and the consequences of such a default for the student.

        The Canadian government also passed regulations, effective October 31, 2001, relating to the credit screening of student loan applicants to prevent credit abuse and improve the overall integrity of the Canada Student Loan Program.

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

  •
  the school cannot reasonably be expected to be financially responsible in the conduct of the private vocational school,

  •
  the past conduct of the officers or directors provides reasonable grounds for belief that the operations of the school will not be carried on in accordance with relevant law and with integrity and honesty,

  •
  it can reasonably be expected that the course or courses of study or the method of training offered by the school will not provide the skill and knowledge requisite for employment in the vocation or vocations for which the applicant or registrant is offering instruction, and

  •
  the applicant is carrying on activities that are, or will be, if the applicant is registered, in contravention of the Private Vocational Schools Act (Ontario) or the regulations under that Act.

        An applicant for registration to conduct or operate a private vocational school is required to submit with the application a bond in an amount determined in accordance with the regulations under the Private Vocational Schools Act (Ontario). Our Ontario Schools are currently registered under the Private Vocational Schools Act (Ontario) for all locations, and we do not believe that there will be any impediment to renewal of such registrations on an annual basis.

        The Private Vocational Schools Act (Ontario) provides that a "registration" is not transferable. However, the Private Vocational Schools Unit of the Ontario Ministry takes the position that a purchase of shares of a private vocational school does not invalidate the school's registration under the Ontario Private Vocational Schools Act. We do not believe that this annual filing will invalidate the registrations of our Ontario Schools.

        If our Ontario Schools are convicted of violating the Ontario Private Vocational Schools Act or the regulations under that Act, the school can be fined up to $25,000 Canadian.

        Quebec.    Our Quebec students may receive loans under the Quebec Loans and Bursaries Program subject to student eligibility criteria. Under an Act Respecting Private Education, our International Academy of Design school in Montreal may not operate as a private educational institution without holding a permit issued by the Quebec Minister of Education. Permits cannot be transferred without the written authorization of the Quebec Minister and we must notify that Minister of any amalgamation, sale or transfer affecting our Quebec school, as well as any change in the school's name. The Quebec Minister can modify or revoke our permit in certain circumstances, such as if we do not comply with the conditions, restrictions or prohibitions of the permit or if we are to become insolvent. We must be provided with a chance to present our views before our permit can be revoked.

ITEM 2.    PROPERTIES

        Our corporate headquarters are located in Hoffman Estates, Illinois, near Chicago, and our 42 campuses are located throughout the United States, Canada, the United Kingdom and the United Arab Emirates. Each campus contains teaching facilities, including modern classrooms, laboratories and, in the case of the schools with culinary arts programs, large, well-equipped kitchens. Admissions and administrative offices are also located at each campus. Additionally, the Brooks College campus includes a dormitory and student cafeteria. Western Culinary Institute, Scottsdale Culinary Institute, California School of Culinary Arts, California Culinary Academy and The Cooking and Hospitality Institute of Chicago lease and operate restaurants in conjunction with their culinary arts program.

        We lease all of our facilities, except the primary Gibbs facility in Montclair, New Jersey and a facility at Brooks Institute of Photography, which we own. As of December 31, 2001, we owned approximately 47,000 square feet. As of December 31, 2001, we had entered into leases for approximately 2,870,838 square feet. The leases have remaining terms ranging from less than one year to 17 years.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of 2001.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our Common Stock has been quoted on the Nasdaq National Market (the "National Market") under the symbol "CECO" since January 29, 1998.

        The following table sets forth the range of high and low sales prices per share for our common stock as reported on the National Market, where the stock trades under the symbol "CECO," for the periods indicated. All share prices reflect our 2-for-1 stock splits affected in the form of stock dividends in August 2000 and September 2001. The initial public offering price of our common stock on January 28, 1998, was $4.00 per share.

	High	Low
2000:
First Quarter	$9.94	$7.78
Second Quarter	12.31	7.00
Third Quarter	22.63	12.06
Fourth Quarter	22.75	13.00
2001:
First Quarter	$25.63	$15.47
Second Quarter	30.68	22.72
Third Quarter	33.61	21.69
Fourth Quarter	36.52	22.87

        The closing price of our common stock as reported on the National Market on March 18, 2002, was $37.03 per share. As of March 18, 2002, there were 68 holders of record of our common stock.

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

ITEM 6.    SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

        The following selected historical consolidated financial and other data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our selected statement of operations data set forth below for the years ended December 31, 2001, 2000 and 1999, and the balance sheet data as of December 31, 2001, 2000 and 1999, are derived from our audited consolidated financial statements.

	Year Ended December 31,
	2001	2000	1999
	(Dollars in Thousands, Except Per Share Data)
Statement of Operations Data:
Revenue:
Tuition and registration fees, net	$477,333	$295,674	$199,057
Other, net	51,907	29,619	17,747

Total net revenue	529,240	325,293	216,804
Operating Expenses:
Educational services and facilities	213,916	129,628	85,490
General and administrative	215,684	135,691	96,406
Depreciation and amortization.	30,818	20,594	14,557

Total operating expenses	460,418	285,913	196,453

Income from operations	68,822	39,380	20,351
Other Income (Expense):
Interest income	734	1,484	329
Interest expense	(1,493)	(1,358)	(1,482)
Share of affiliate earnings	1,674	—	—

Total other income (expense)	915	126	(1,153)

Income before provision for income taxes and cumulative effect of change in accounting principle	69,737	39,506	19,198
Provision for income taxes	31,382	17,322	8,255

Income before cumulative effect of change in accounting principle	38,355	22,184	10,943
Cumulative effect of change in accounting principle (net of taxes)	—	(778)	—

Net income	$38,355	$21,406	$10,943

Net income per share:
Basic	$0.88	$0.57	$0.36

Diluted	$0.85	$0.55	$0.34

Other Data:
EBITDA(1)	$101,314	$59,974	$34,908
EBITDA margin(1)	19.1%	18.4%	16.1%
Capital expenditures, net	54,550	28,453	12,169
Student population(2)	41,100	29,000	22,500
Number of Campuses(3)	40	30	26

	December 31,
	2001	2000	1999
	(Dollars in Thousands)
Balance Sheet Data:
Cash	$39,675	$33,742	$44,745
Working capital	10,221	29,316	25,787
Total assets	490,789	280,699	210,524
Total debt	89,922	19,120	49,939
Total stockholders' equity	$306,405	$200,893	$113,681

(1)
For any period, EBITDA equals earnings (including our share of affiliate earnings) before interest expense, taxes, depreciation and amortization, including amortization of debt discount and deferred financing costs. EBITDA margin equals EBITDA as a percentage of net revenue. We have included information concerning EBITDA and EBITDA margin because we believe they allow for a more complete analysis of our results of operations. EBITDA and EBITDA margin should not be considered as alternatives to, nor is there any implication that they are more meaningful than, any measure of performance or liquidity as promulgated under GAAP.

(2)
Represents the approximate total student population at our schools as of October 31.

(3)
Represents the total number of campuses operated by us as of the end of the period.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion below contains certain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual growth, results, performance and business prospects and opportunities in 2002 and beyond could differ materially from what is expressed in, or implied by, any such forward-looking statements. See "Special Note Regarding Forward- Looking Statements" on page 39 for a discussion of risks and uncertainties that could cause or contribute to such material differences.

        The following discussion and analysis should be read in conjunction with the Selected Historical Consolidated Financial Data and our Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

Background and Overview

        We are a provider of private, for-profit postsecondary education with 42 campuses throughout the United States and in Canada, the United Kingdom and the United Arab Emirates. We had approximately 42,100 students enrolled as of January 31, 2002. Our schools enjoy long operating histories and offer a variety of master's degree, bachelor's degree, associate degree, and diploma programs in career-oriented disciplines within our core curricula of:

  •
  visual communication and design technologies

  •
  information technology

  •
  business studies

  •
  culinary arts

        We have experienced significant growth both internally and through acquisitions. We have invested significant amounts of capital in the hiring of additional personnel and increased marketing and capital improvements at each of the schools we have acquired. The increased costs of personnel and marketing are expensed as incurred and are reflected in general and administrative expenses. Additional depreciation is a result of capital improvements, and increased amortization is a result of added goodwill related to our acquisitions.

        We have experienced significant growth both internally and through acquisitions, with our net revenue increasing from $19.4 million in 1995 to $529.2 million in 2001. In addition, our net income has increased from $0.1 million in 1995 to $38.4 million in 2001. We believe that EBITDA, while not a substitute for generally accepted accounting principles measures of operating results, is an important measure of our financial performance and that of our schools. For the year ended December 31, 2001, EBITDA was $101.3 million, up 69 percent from $60.0 million for 2000. We believe that EBITDA is particularly meaningful due principally to the role acquisitions have played in our development. Our rapid growth through acquisitions has resulted in significant non-cash depreciation and amortization expense because a significant portion of the purchase price of a school acquired by us is generally allocated to the fair value of fixed assets, goodwill and other intangible assets. Effective January 1, 2002, in compliance with SFAS 142, goodwill balances are no longer subject to amortization but rather reviewed for impairment on a periodic basis.

        Our principal source of revenue is tuition collected from our students. The academic year is at least 30 weeks in length, but varies both by individual school and program of study. The academic year is divided by term, which is determined by start dates, which vary by school and program. Payment of each term's tuition may be made by full cash payment, financial aid and/or an installment payment plan. If a student withdraws from school prior to the completion of the term, we refund the portion of tuition already paid which is attributable to the period of the term that is not completed. Tuition revenue is recognized ratably over the period of the student's program and is reflected net of bad debt expense. The portion of tuition payments received but not earned is recorded as deferred tuition revenue.

        Our campuses charge tuition at varying amounts, depending not only on the particular school but also upon the type of program and the specific curriculum. On average, our campuses increase tuition one or more times annually.

        Other revenue consists primarily of bookstore sales, dormitory fees, student laptop computer sales, placement fees, contract training revenue, rental income, cafeteria fees, and restaurant revenue. Other revenue is recognized during the period in which goods are delivered or services are rendered.

        Educational services and facilities expense includes costs directly attributable to the educational activity of our schools, including salaries and benefits of faculty, academic administrators and student support personnel. Educational services and facilities expense also includes costs of educational supplies and facilities, including rents on school leases, distance learning costs, certain costs of establishing and maintaining computer laboratories, costs of student housing and owned facility costs.

        General and administrative expense includes salaries and benefits of personnel in recruitment, admissions, accounting, personnel, compliance and corporate and school administration. Costs of promotion and development, advertising and production of marketing materials, and occupancy of the corporate offices are also included in this expense category.

        Depreciation expense includes costs associated with the depreciation of, among other things, purchased computer laboratories, equipment, furniture and fixtures, courseware, owned facilities and capitalized equipment leases. Depreciation is recognized using the straight-line method over the useful lives or lease terms of the related assets for financial reporting purposes and an accelerated method for income tax purposes. Amortization expense includes the amortization of intangible assets, primarily goodwill and non-competition agreements with the previous owners of our schools. Through December 31, 2001, goodwill related to each acquisition completed before June 30, 2001, was amortized on a straight-line basis over its estimated useful life, and goodwill related to each acquisition completed after June 30, 2001, was not amortized, in accordance with SFAS 142. Beginning January 1, 2002, goodwill is no longer subject to amortization. However, goodwill is reviewed for impairment on a periodic basis.

Acquisitions

        All of our acquisitions to date were accounted for as purchases. Accordingly, in connection with each acquisition, the purchase price was allocated to the fair market values of all acquired tangible and intangible assets and assumed liabilities as of the date of the acquisition. As necessary, reserves were established at the acquisition dates to provide for restructuring liabilities and certain long-term contractual obligations.

Harrington Institute of Interior Design, Inc. (Harrington)

        On January 4, 1999, we acquired all of the outstanding shares of capital stock of Harrington Institute of Interior Design, Inc. for approximately $3.5 million. The acquisition was accounted for as a purchase, and the purchase price exceeded the fair value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $2.7 million.

McIntosh College, Inc. (McIntosh)

        On March 9, 1999, we acquired certain assets and assumed certain liabilities of McIntosh College, Inc. for approximately $5.0 million. The acquisition was accounted for as a purchase, and the purchase price exceeded the fair value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $4.6 million.

Briarcliffe College, Inc. (Briarcliffe)

        On April 1, 1999, we acquired all of the outstanding shares of capital stock of Briarcliffe College, Inc. for approximately $20.6 million. The acquisition was accounted for as a purchase, and the purchase price exceeded the fair value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $18.0 million.

Brooks Institute of Photography, LLC (BIP)

        On June 1, 1999, we acquired all of the outstanding shares of capital stock of Brooks Institute of Photography, Inc. for approximately $6.6 million. The acquisition was accounted for as a purchase, and the purchase price exceeded the fair value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $2.3 million.

Washington Business School, Ltd. (WBS)

        On December 3, 1999, we acquired all of the outstanding shares of capital stock of Washington Business School, Inc. for approximately $2.9 million. The acquisition was accounted for as a purchase, and the purchase price exceeded the fair value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $3.1 million.

The Cooking and Hospitality Institute of Chicago, Inc. (CHIC)

        On February 1, 2000, we acquired all of the outstanding shares of capital stock of The Cooking and Hospitality Institute of Chicago, Inc. for approximately $5.1 million. The acquisition was accounted for as a purchase, and the purchase price exceeded the fair value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $4.8 million.

California Culinary Academy, Inc. (CCA)

        On April 3, 2000, we completed the acquisition of California Culinary Academy, Inc. The purchase price was approximately $19.1 million. We also assumed approximately $3.0 million of the debt of California Culinary Academy, Inc. The acquisition was accounted for as a purchase, and the purchase price exceeded the fair market value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $21.2 million. In connection with the acquisition we recorded a severance liability of $3.0 million, all of which has been paid as of December 31, 2000.

SoftTrain Institute, Inc. (SoftTrain)

        On July 28, 2000, we acquired all of the outstanding capital stock of SoftTrain Institute, Inc. for approximately $0.5 million. The acquisition was accounted for as a purchase, and the purchase price exceeded the fair market value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $0.5 million.

Retter Business College Inc. (Retter)

        On October 2, 2000, we acquired all of the outstanding capital stock of Retter Business College, Inc. for approximately $0.4 million. The acquisition was accounted for as a purchase, and the purchase price exceeded the fair market value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $0.5 million.

American InterContinental University (AIU)

        On January 2, 2001, we completed our acquisition of EduTrek International, Inc. ("EduTrek"), a Georgia corporation and operator of American InterContinental University. EduTrek's shareholders received an aggregate of approximately 2.4 million shares of our common stock (0.1802 shares of our common stock for each share of EduTrek stock) and approximately $2.5 million in cash ($0.1877 per EduTrek share). The acquisition was accounted for as a purchase, and the purchase price exceeded the fair market value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $71.4 million. Based upon the finalization of our purchase accounting, we recorded additional reserves for deferred revenue and certain accrued liabilities existing at the date of the acquisition, resulting in an increase in goodwill of 3.1 million, net of tax, from the $68.3 million originally recorded. Additionally, at November 30, 2000, one of EduTrek's lenders assigned its $5.0 million promissory note to us, in exchange for $5.0 million plus accrued interest. This note is included in other assets in the accompanying consolidated balance sheet as of December 31, 2000. In connection with the acquisition, this note was forgiven and became part of the purchase price.

        As part of the acquisition, we acquired a 30% minority interest in the American InterContinental University in Dubai, United Arab Emirates. The interest is accounted for using the equity method.

Texas Culinary Academy (TCA)

        On August 1, 2001, we acquired certain assets and assumed certain liabilities of Le Chef College of Hospitality Careers, Inc., doing business as Texas Culinary Academy, in exchange for assuming certain liabilities of the school. We paid no consideration to the former owners of Texas Culinary Academy in connection with the transaction, and no future consideration is due. We acquired the school primarily because of its potential for market leadership, the attractiveness of the educational market that it serves, and its potential for strong returns on invested capital. In addition, we acquired the school to gain access to an accredited institution in Texas, a geographic region in which we seek to expand. We plan to increase the school's enrollments significantly by offering more programs, installing our Le Cordon Bleu culinary program, and expanding the school's marketing capabilities.

        The acquisition was accounted for as a purchase, and, accordingly, all acquired tangible and intangible assets and assumed liabilities were recorded at their estimated fair values as of August 1, 2001. Intangible assets acquired consist of accreditation and licensing rights with a fair value of approximately $1.1 million. There was no goodwill generated in the acquisition.

Pennsylvania Culinary Institute (PCI)

        On December 3, 2001, we acquired certain assets and assumed certain liabilities of Pennsylvania Culinary Institute for approximately $44.0 million in cash with funds obtained under our credit agreement. As a result of purchase price adjustments provided for in the purchase agreement, we estimate that approximately $2.7 million is due to us from the former owner of PCI. We acquired the school primarily because of its strong brand value, its potential for market leadership, the attractiveness of the educational market that it serves, and its potential for strong returns on invested capital. In addition, our acquisition of the school will enhance our culinary presence in Pennsylvania and surrounding states and also give our other culinary schools a strong high school marketing model. We plan to increase the school's enrollments significantly by installing our Le Cordon Bleu culinary program and expanding the school's marketing capabilities.

        The acquisition was accounted for as a purchase, and, accordingly, the purchase price, subject to adjustment, of approximately $44.8 million was allocated to the fair market values of all acquired tangible and intangible assets of approximately $34.4 million and assumed liabilities of approximately $59.5 million as of December 31, 2001. Intangible assets acquired include, among others, accreditation, licensing, and Title IV participation rights with a fair value of approximately $2.4 million and a trade name with a fair value of approximately $1.6 million. Based upon a preliminary valuation and purchase price allocation, goodwill totaling $36.9 million has been recorded. Additional adjustments may be made to the purchase price and the purchase price allocation based upon finalization of the valuation and the amount due from the former owner; however, we do not believe that such adjustments will be material.

Results of Operations

        The following table summarizes our operating results as a percentage of net revenue for the periods indicated.

	Year Ended December 31,
	2001	2000	1999
Revenue:
Tuition and registration fees, net	90.2%	90.9%	91.8%
Other, net	9.8	9.1	8.2

Total net revenue	100.0	100.0	100.0

Operating expenses:
Educational services and facilities	40.4	39.8	39.4
General and administrative	40.8	41.7	44.5
Depreciation and amortization	5.8	6.3	6.7

Total operating expenses	87.0	87.8	90.6

Income from operations	13.0	12.2	9.4
Interest income	0.2	0.5	0.2
Interest expense	(0.3)	(0.4)	(0.7)
Share of affiliate earnings	0.3	—	—

Income before provision for taxes and cumulative effect of change in accounting principle	13.2	12.3	8.9
Provision for income taxes	6.0	5.3	3.8

Income before cumulative effect of change in accounting principle	7.2	6.8	5.1
Cumulative effect of change in accounting principle (net of taxes)	—	(0.2)	—

Net income	7.2%	6.6%	5.1%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Revenue.    Net tuition and registration fee revenue increased $181.7 million or 61%, from $295.7 million in 2000 to $477.3 million in 2001. The increase was due primarily to a $103.9 million or 35 percentage point improvement in net tuition and registration fee revenue on a same-school basis (i.e., schools owned prior to 2000). This same-school revenue increase was attributable to an approximate 21 percentage point increase in the average student population at the schools we owned prior to 2000 and an approximate 14 percentage point revenue increase associated with 2001 tuition price increases and changes in student enrollment mix. The remainder of the increase in net tuition and registration fee revenue was due to additional revenue of $77.8 million generated by schools acquired during and after 2000. This additional revenue accounted for 26 percentage points of the 61 percent increase in net tuition and registration fee revenue during 2001. Bad debt expense increased $8.6 million or 93%, from $9.2 million in 2000 to $17.8 million in 2001, and bad debt expense as a percentage of gross revenue increased from 2.8% during 2000 to 3.3% during 2001. We estimate that a significant portion of this anticipated increase in bad debt expense as a percentage of gross revenue is attributable to the implementation of the U.S. Department of Education's Return of Title IV Funds policy.

        Other net revenue increased $22.3 million or 75%, from $29.6 million in 2000 to $51.9 million in 2001. This was due to an approximate $10.2 million or 34% improvement in other net revenue on a same school basis, caused primarily by the increase in student population mentioned above, and additional other revenue of $12.1 million generated by schools acquired during and after 2000.

        Educational Services and Facilities Expense.    Educational services and facilities expense increased $84.3 million or 65%, from $129.6 million in 2000 to $213.9 million in 2001. Of this increase, $41.8 million or 32% was attributable to schools owned prior to 2000. This same-school increase was due primarily to the increase in student population mentioned above, additional retention and student service activities, and an increase in curriculum development activities. Schools acquired during and after 2000 accounted for $42.5 million or 33% of the increase in educational services and facilities expense.

        General and Administrative Expense.    General and administrative expense increased $80.0 million or 59%, from $135.7 million in 2000 to $215.7 million in 2001. Of this increase, $42.0 million or 31% was attributable to schools acquired during and after 2000 and $32.0 million or 24% was due to increased advertising, marketing and admissions activities by schools owned prior to 2000 in support of future growth. Advertising and marketing expense as a percentage of net revenue was reasonably consistent between years. In addition, $6.0 million or 4% of the increase in general and administrative expense related to planned corporate and regional infrastructure enhancements.

        Depreciation and Amortization Expense.    Depreciation and amortization expense increased $10.2 million or 50%, from $20.6 million in 2000 to $30.8 million in 2001. Depreciation expense increased $8.6 million or 54%, from $16.0 million in 2000 to $24.6 million in 2001, due to additional depreciation expense of $3.7 million or 23% for schools acquired during and after 2000 and an increase in depreciation expense of $4.9 million or 31% for schools owned prior to 2000 caused by 2000 and 2001 capital expenditures. Amortization expense increased $1.6 million or 35%, from $4.6 million in 2000 to $6.2 million in 2001 due to additional amortization of non-competition agreements and goodwill of $1.8 million or 39% for schools acquired during and after 2000. This increase was offset by a $0.2 million or 4% decrease in amortization of non-competition agreements for schools owned prior 2000.

        Interest Income.    Interest income decreased $0.8 million or 51%, from $1.5 million in 2000 to $0.7 million in 2001, due to decreases in cash available for short-term investment purposes and interest rates paid on investment balances.

        Interest Expense.    Interest expense increased $0.1 million or 10%, from $1.4 million in 2000 to $1.5 million in 2001, due primarily to the debt incurred related to the acquisitions of EduTrek and Pennsylvania Culinary Institute in 2001.

        Share of affiliate earnings.    Share of affiliate earnings from our affiliate in Dubai, United Arab Emirates, was $1.7 million in 2001. We acquired a 30% minority interest in the entity in connection with our 2001 acquisition of EduTrek.

        Provision for Income Taxes.    The provision for income taxes increased $14.1 million or 81%, from $17.3 million in 2000 to $31.4 million in 2001, primarily as a result of the increase in pretax income during 2001 and a 1.2 percentage point increase in our effective income tax rate. Our effective income tax rate is expected to decrease from 45.0 percent in 2001 to approximately 42.5 percent in 2002. If SFAS 142 had been in effect in 2001, our effective tax rate would have been approximately 42.8 percent as a result of the elimination of amortization expense.

        Income before Cumulative Effect of Change in Accounting Principle.    Income before cumulative effect of change in accounting principle increased $16.2 million or 73%, from $22.2 million in 2000 to $38.4 million in 2001, due to the reasons mentioned above.

        Cumulative Effect of Change in Accounting Principle.    We adopted Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101") as of January 1, 2000, resulting in a net of tax charge of $0.8 million in 2000. SAB 101 requires us to recognize revenue related to application and registration fees over the students benefit period rather than as revenue upon receipt.

        Net Income.    Net income increased $17.0 million or 79%, from $21.4 million in 2000 to $38.4 million in 2001, due to the reasons mentioned above.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

        Revenue.    Net tuition and registration fee revenue increased $96.6 million or 49%, from $199.1 million in 1999 to $295.7 million in 2000. The increase was due primarily to a $62.0 million or 31 percentage point improvement in net tuition and registration fee revenue on a same-school basis (i.e., schools owned prior to 1999). This same-school increase was attributable to an approximate 22% increase in the average student population at the schools we owned prior to 1999 and an approximate 9 percentage point revenue increase associated with 2000 tuition price increases and changes in student enrollment mix. The increase was also due to additional net tuition and registration fee revenue of $34.6 million generated by schools acquired during and after 1999. This additional revenue accounted for 17 percentage points of the 49 percentage point increase in net tuition and registration fee revenue during 2000. Bad debt expense increased 38%, from $6.7 million in 1999 to $9.2 million in 2000, and bad debt expense as a percentage of gross revenue decreased from 3.3% in 1999 to 2.8% in 2000.

        Other net revenue increased $11.9 million or 67%, from $17.7 million in 1999 to $29.6 million in 2000. This was due to an approximate $4.9 million or 28% improvement in other net revenue on a same-school basis, caused primarily by the increase in student population mentioned above, and additional other revenue of $7.0 million generated by schools acquired during and after 1999.

        Educational Services and Facilities Expense.    Educational services and facilities expense increased $44.1 million or 52%, from $85.5 million in 1999 to $129.6 million in 2000. Of this increase, $23.5 million or 28% was attributable to schools owned prior to 1999. This same-school increase was due primarily to the increase in student population mentioned above, an increase in contract training costs, and an increase in curriculum development activities. Schools acquired during and after 1999 accounted for $20.6 million or 24% of the increase in educational services and facilities expense.

        General and Administrative Expense.    General and administrative expense increased $39.3 million or 41%, from $96.4 million in 1999 to $135.7 million in 2000. Of this increase, $13.5 million or 14% was attributable to schools acquired during and after 1999, $7.9 million or 8.2% related to planned corporate regional infrastructure enhancements, and $13.8 million or 14.3% was due to increased advertising, marketing and admissions activities by schools owned prior to 1999.

        Depreciation and Amortization Expense.    Depreciation and amortization expense increased $6.0 million or 41%, from $14.6 million in 1999 to $20.6 million in 2000. Depreciation expense increased $6.3 million or 65%, from $9.7 million in 1999 to $16.0 million in 2000. This increase was due to approximately $1.1 million or 11% of additional depreciation expense for schools acquired during and after 1999. Additionally, depreciation expense of schools owned prior to 1999 increased by 5.2 million or 54% as a result of 1999 and 2000 capital expenditures. Amortization expense decreased by $0.3 million or 6%, from $4.9 million in 1999 to $4.6 million in 2000, primarily due to a decrease in amortization expense associated with non-competition agreements from acquisitions prior to 1999.

        Interest Income    Interest income increased $1.2 million or 351%, from $0.3 million in 1999 to $1.5 million in 2000, due to interest income generated by the investment of proceeds from our May 2000 public offering.

        Interest Expense    Interest expense decreased $0.1 million or 8%, from $1.5 million in 1999 to $1.4 million in 2000. The overall change in interest expense was primarily due to a reduction in indebtedness following our May 2000 public offering.

        Provision for Income Taxes.    The provision for income taxes increased $9.0 million or 110%, from $8.3 million in 1999 to $17.3 million in 2000, primarily as a result of the increase in pretax income and a 0.8 percentage point increase in our effective tax rate.

        Income before Cumulative Effect of Change in Accounting Principle.    Income before cumulative effect of change in accounting principle increased $11.3 million or 104%, from $10.9 million in 1999 to $22.2 million in 2000, due to the reasons noted above.

        Cumulative Effect of Change in Accounting Principle.    We adopted Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, as of January 1, 2000, resulting in a net of tax charge of $0.8 million in 2000. SAB 101 requires us to recognize revenue related to application and registration fees over the students benefit period rather than as revenue upon receipt.

        Net Income.    Net income increased $10.5 million or 96%, from $10.9 million in 1999 to $21.4 million in 2000, due to the reasons noted above.

Seasonality

        Our results of operations fluctuate primarily as a result of changes in the level of student enrollment at our schools. Our schools experience a seasonal increase in new enrollments in the fall, traditionally when the largest number of new high school graduates begins postsecondary education. Furthermore, although we encourage year-round attendance at all schools, some schools have summer breaks for some of their programs. As a result of these factors, total student enrollment and net revenue are typically highest in the fourth quarter, which is October through December, and lowest in the second quarter, which is April through June. Our costs and expenses do not, however, fluctuate as significantly on a quarterly basis, except for admissions and advertising costs, as these are typically higher in the second and third quarter in support of seasonally high enrollments. We anticipate that these trends will continue.

Liquidity and Capital Resources

        On May 10, 2000, we sold 8,100,000 shares of common stock at $8.13 per share pursuant to a secondary public offering. The net proceeds to us from the sale of the shares of common stock, after deducting underwriting discounts and commissions and offering expenses payable by us, were approximately $61.6 million. We used $28.5 million of the offering net proceeds to repay indebtedness under our credit facility and the remaining $33.1 million was used for general corporate purposes.

        Our merger with EduTrek International, Inc., operator of American InterContinental University, was completed on January 2, 2001. Under the terms of the merger agreement, EduTrek shareholders received an aggregate of approximately 2.4 million shares of Career Education Corporation (approximately 0.1802 shares of our stock for each share of EduTrek stock) and $2.5 million in cash (approximately $0.1877 per share). There were approximately 13.3 million EduTrek shares outstanding.

        On December 3, 2001, we acquired certain assets and assumed certain liabilities of Pennsylvania Culinary Institute. The purchase price, subject to adjustment, of approximately $44.0 million was paid in cash with funds obtained under our credit agreement.

        We finance our operating activities and our internal growth primarily through cash generated from operations. We finance acquisitions primarily through funding from a combination of equity issuances, credit facilities and cash generated from operations. Net cash provided by operating activities increased to $52.0 million in 2001 from $25.6 million in 2000 due to an increase in net income and depreciation and amortization offset by increases in operating assets and a decrease in operating liabilities. Of the $30.4 million increase in net operating assets and liabilities, $34.6 million was attributable specifically to our acquisition of EduTrek. These planned working capital changes that have occurred since the acquisition date flow through cash flows from operating activities rather than through cash flows from business acquisitions under investing activities. Excluding the effect of the EduTrek acquisition and post-acquisition EduTrek operations, cash provided by operating activities would have been $65.2 million for the year ended December 31, 2001.

        Capital expenditures increased from $28.5 million in 2000 to $54.6 million in 2001 due to investments in leasehold improvements on new and expanded facilities and capital equipment purchases necessitated by increasing student population. Approximately $28.6 million, or 52%, of total 2001 capital expenditures were made in connection with expansion projects and information system improvements in support of future growth. We expect capital expenditures to be approximately $60.0 million in 2002 as new schools are acquired or opened, student population increases and current facilities and equipment are upgraded and expanded. We finance capital expenditures primarily through cash generated from operations.

        Net receivables increased $29.2 million or 87%, from $33.7 million on December 31, 2000, to $62.8 million on December 31, 2001. Net receivables at December 31, 2001 and 2000 were 11.9% and 10.3%, respectively, of gross school revenue for the twelve months ended December 31, 2001 and 2000. The overall increase in receivables was primarily due to a greater number of students taking higher priced programs that result in lower government funding for students as a percentage of cash receipts. This requires many of our students to enter into payment arrangements, which may extend beyond their scheduled graduation dates. In order to assist students in funding their education, we have third party private loans available as alternative financing options. Day's Sales Outstanding (DSOs) for total accounts receivable were 36 days at December 31, 2001. Excluding the effect of our December 2001 acquisition of Pennsylvania Culinary Institute, DSOs were 35 days at December 31, 2001. This represents a five day decrease from September 30, 2001 DSOs of 40 days.

        Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to tuition receivables. In establishing our allowance for doubtful accounts, we consider, among other things, a student's status (in-school or out-of-school), whether or not additional financial aid funding will be collected from Title IV programs or other sources and whether or not a student is currently making payments. Changes in trends in any of these areas may impact the allowance for doubtful accounts. The receivable balances of withdrawn students with delinquent obligations are fully reserved in our allowance for doubtful accounts. Our historical bad debt expense as a percentage of gross school revenue for the years ended December 31, 2001, 2000, and 1999 was 3.3%, 2.8%, and 3.3%, respectively.

        We maintain a credit agreement with a syndicate of banks that has been amended from time to time. Under the amended credit agreement, we can borrow up to $90 million under a revolving credit facility ("revolving loans") and can obtain up to $50 million in letters of credit. Outstanding letters of credit reduce the revolving credit facility availability under our credit agreement. Our credit agreement matures on October 26, 2003. Under the credit agreement our borrowings bear interest, payable quarterly, at either:

  (1)
  the bank's base or prime rate depending on whether the particular loan is denominated in U.S. or Canadian dollars, plus a specified number of basis points, ranging from 0 to 75, based upon our leverage ratio or

  (2)
  LIBOR, plus a specified number of basis points, ranging from 75 to 200 based upon our leverage ratio.

        Under the amended credit agreement, we are required, among other things, to maintain (1) certain financial ratios and (2) a specified level of net worth. We are also subject to limitations on, among other things, payment of cash dividends, disposition of assets and incurrence of additional indebtedness. We are required to pledge the stock of our subsidiaries as collateral for the repayment of our obligations under the credit agreement. We may make voluntary principal prepayments at any time but are required to do so if we generate excess cash flows, sell certain assets, or upon the occurrence of certain other, as defined. As of December 31, 2001, we were in compliance with the covenants of the amended credit agreement.

        At December 31, 2001, we had outstanding $78 million in revolving credit borrowings and approximately $6.8 million of outstanding letters of credit under the amended credit agreement. As a result, at December 31, 2001, our remaining credit availability under the credit agreement was approximately $5.2 million.

        We rent most of our facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through 2018. We also finance the acquisition of certain equipment through capital lease agreements. At December 31, 2001, the principal balance of outstanding capital lease obligations was approximately $10.9 million.

        In connection with our acquisition of PCI, we recorded a $5.1 million reserve representing the present value of payments due, beginning in 2008, under a pre-existing long-term contractual obligation for which the school will receive no benefit. Cash payments due under the agreement total $9.0 million.

        As of December 31, 2001, future minimum cash payments due under contractual obligations, including our credit agreement, non-cancelable operating and capital lease agreements and other arrangements, are as follows (in thousands):

	2002	2003	2004	2005	2006	2007 & Thereafter	Total
Revolving loans	$38,000	$40,000	$—	$—	$—	$—	$78,000
Capital lease obligations	6,525	2,851	1,907	411	125	249	12,068
Other long-term debt	430	566	—	—	—	—	996
Operating lease obligations	48,663	43,727	40,713	37,041	36,196	208,395	414,735
Other long-term obligations	870	—	—	—	—	9,000	9,870

Total contractual cash obligations	$94,488	$87,144	$42,620	$37,452	$36,321	$217,644	$515,669

        The DOE requires that we keep unbilled Title IV Program funds that are collected in separate cash accounts until the students are billed for the program portion related to those Title IV Program funds. In addition, all funds transferred to our schools through electronic funds transfer program are held in a separate cash account until certain conditions are satisfied. As of December 31, 2001, we held nominal amounts of such funds in separate accounts. The restrictions on any cash held in these accounts have not significantly affected our ability to fund daily operations.

Recent Accounting Pronouncements

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

        In July 2001, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and Statement of Accounting Standards No. 142, Goodwill and Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method and establishes specific criteria for the recognition of acquired intangible assets apart from goodwill. Under SFAS 142, goodwill is no longer subject to amortization over its useful life. Rather, goodwill will be subject to, at least, an annual assessment for impairment by applying a fair-value-based test. Effective January 1, 2002, we will adopt a change in accounting principle to comply with the specific provisions and guidance of SFAS 141 and SFAS 142. The adoption of these new standards will cause an elimination of approximately $4.2 million in amortization expense in 2002. This will cause an increase of approximately $4.0 million in net income. The pro forma effects of an elimination of amortization expense in 2001 would be comparable. However, we have not yet completed the intangible asset impairment test required under SFAS 142 or determined whether or not an impairment loss will be recorded in connection with our adoption of the statement. Any impairment loss would be recorded as a change in accounting principle.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). This statement establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. SFAS is effective for financial statements issue for fiscal years beginning after June 15, 2002. We do not believe that the adoption of this statement will have a significant impact on our financial position or results of operations.

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of ("SFAS 121") and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions, ("APB 30") for

the disposal of a segment of a business. However, SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. SFAS 144 also retains the requirement under APB 30 to report discontinued operations separately form continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We do not expect the adoption of SFAS 144 to have a significant impact on our financial position or results of operations.

Special Note Regarding Forward-Looking Statements

        This Form 10-K contains certain statements that reflect our expectations regarding our future growth, results of operations, performance and business prospects and opportunities. Wherever possible, words such as "anticipate," "believe," "plan," "expect" and similar expressions have been used to identify these "forward-looking" statements. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to risks and uncertainties, which could cause our actual growth, results, performance and business prospects and opportunities to differ from those, expressed in, or implied by, these statements.

These risks and uncertainties include, but are not limited to:

  •
  implementation of our operating and growth strategy;

  •
  risks inherent in operating private for-profit postsecondary educational institutions;

  •
  risks associated with general economic and business conditions;

  •
  changes in laws and regulations governing postsecondary educational institutions;

  •
  continued government support of financial aid programs;

  •
  charges and costs related to acquisitions;

  •
  our ability to successfully integrate our acquired institutions;

  •
  our ability to continue our acquisition strategy;

  •
  our ability to attract and retain students at our institutions;

  •
  our ability to compete with new and enhanced competition in the education industry;

  •
  our ability to meet regulatory and accrediting agency requirements; and

  •
  our ability to attract and retain key employees and faculty.

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

        Our exposure to changes in interest rates is limited to borrowings under a revolving credit agreement that bear annual interest at variable rates tied to the prime rate and the LIBOR rate. The weighted average annual interest rate of borrowings under this credit agreement was 3.74% at December 31, 2001. In addition, at December 31, 2001, we had capital lease obligations totaling $10.9 million at a weighted average annual interest rate of 7.32%. We estimate that the book values of our debt instruments approximated their fair values at December 31, 2001.

        We are subject to fluctuations in the value of the Canadian dollar and the British pound vis-à-vis the U.S. dollar. Our investment in our foreign operations is not significant and the book values of the assets and liabilities of these operations at December 31, 2001, approximated their fair values.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated balance sheets are as of December 31, 2001 and 2000 and the consolidated statements of operations, cash flows and stockholders' investment are for each of the years ended December 31, 2001, 2000 and 1999:

        Report of Independent Public Accountants, page F-1.

        Consolidated Balance Sheets, page F-2.

        Consolidated Statements of Income, page F-3.

        Consolidated Statements of Stockholders' Equity, page F-4.

        Consolidated Statements of Cash Flows, page F-5.

        Notes to Consolidated Financial Statements, page F-6.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information in response to this item is incorporated by reference from the sections captioned "PROPOSAL NO. 1—ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" of the definitive Proxy Statement to be filed in connection with our 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement").

ITEM 11.    EXECUTIVE COMPENSATION

        The information in response to this item is incorporated by reference from the section of the 2002 Proxy Statement captioned "EXECUTIVE COMPENSATION."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information in response to this item is incorporated by reference from the section of the 2002 Proxy Statement captioned "SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information in response to this item is incorporated by reference from the sections of the 2002 Proxy Statement captioned "EXECUTIVE COMPENSATION" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION."

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)		The following documents are filed as part of this Form 10-K or incorporated by reference as set forth below:
	1.	Financial Statements of Career Education Corporation and its subsidiaries.
Report of Independent Public Accountants, page F-1.
Consolidated Balance Sheets at December 31, 2001 and 2000, page F-2.
Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999, page F-3.
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999, page F-4.
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999, page F-5.
Notes to Consolidated Financial Statements, page F-6.
	2.	(a) Exhibits:
+3.1		Amended and Restated Certificate of Incorporation of the Company.
+3.2		Amended and Restated By-laws of the Company.
++3.3		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company.
*4.1		Form of specimen stock certificate representing Common Stock.
**4.2
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
***4.3		Amendment No. 1 and Consent to the Amended and Restated Credit Agreement, dated as of February 24, 1999, by and between the Parties.
***4.4		Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of March 31, 1999, by and between the Parties.
*10.1		Career Education Corporation 1995 Stock Option Plan, as amended.+++
*10.2		Form of Option Agreement under the Company's 1995 Stock Option Plan.+++
*10.3		Career Education Corporation 1998 Employee Incentive Compensation Plan.+++
*10.4		Form of Option Agreement under the Company's 1998 Employee Incentive Compensation Plan.+++
*10.5		Career Education Corporation 1998 Non-Employee Directors' Stock Option Plan.+++
*10.6		Form of Option Agreement under the Company's 1998 Non-Employee Directors' Stock Option Plan.+++

*10.7	Career Education Corporation 1998 Employee Stock Purchase Plan.
10.8	Amendments to Career Education Corporation 1998 Employee Incentive Compensation Plan dated as of July 29, 1998, February 17, 1999 and January 24, 2000.
****10.9	Employment Agreement dated as of August 1,2000, between the Company and John M. Larson.+++
*10.10	Form of Indemnification Agreement for Directors and Executive Officers.+++
*10.11	Form of Management Fee Agreement between the Company and each of its subsidiaries.
*10.12	Form of Tax Sharing Agreement between the Company and each of its subsidiaries.
21	Subsidiaries of the Company.
23.1	Consent of Arthur Andersen LLP with respect to financial statements of Career Education Corporation and Subsidiaries.
99.	Letter from the Company to the Securities and Exchange Commission, dated as of March 20, 2002, confirming receipt of Arthur Andersen LLP's representations concerning audit quality controls.

+
Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 1997.

++
Incorporated herein by reference to our Quarterly Report on Form 10-K for the period ended September 30, 2001.

+++
Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-K.

*
Incorporated herein by reference to our Registration Statement on Form S-1, effective as of January 28, 1998.

**
Incorporated herein by reference to our Registration Statement on Form S-1, effective as of March 17, 1999.

***
Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 1999.

****
Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2000.

  (b)
  Reports on Form 8-K:

      None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March 2002.

CAREER EDUCATION CORPORATION

By:	/s/ PATRICK K. PESCH Patrick K. Pesch, Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN M. LARSON John M. Larson	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	March 20, 2002
/s/ PATRICK K. PESCH Patrick K. Pesch	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 20, 2002
/s/ ROBERT E. DOWDELL Robert E. Dowdell	Director	March 20, 2002
/s/ THOMAS B. LALLY Thomas B. Lally	Director	March 20, 2002
/s/ WALLACE O. LAUB Wallace O. Laub	Director	March 20, 2002
/s/ KEITH K. OGATA Keith K. Ogata	Director	March 20, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

         To the Stockholders of
Career Education Corporation:

        We have audited the accompanying consolidated balance sheets of CAREER EDUCATION CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Career Education Corporation and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

        As explained in Note 4 to the consolidated financial statements, effective January 1, 2000, the Company changed its method of accounting for application and registration fees to comply with the specific provisions and guidance of Staff Accounting Bulletin No. 101, Revenue Recognition.

ARTHUR ANDERSEN LLP

Chicago, Illinois
January 29, 2002

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,
	2001	2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,675	$33,742
Receivables—
Students, net of allowance for doubtful accounts of $15,273 and $5,499 at December 31, 2001 and 2000, respectively	57,914	29,800
Other	4,899	3,851
Inventories	6,808	2,874
Prepaid expenses and other current assets	16,905	13,116
Deferred income tax assets	4,393	2,847

Total current assets	130,594	86,230

PROPERTY AND EQUIPMENT, net	148,044	90,836
INTANGIBLE ASSETS, net	204,596	93,634
OTHER ASSETS	7,555	9,999

TOTAL ASSETS	$490,789	$280,699

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$44,369	$4,494
Accounts payable	14,206	7,608
Accrued expenses—
Payroll and related benefits	10,834	8,763
Other	10,076	12,439
Deferred tuition revenue	40,888	23,610

Total current liabilities	120,373	56,914

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	45,553	14,626
Deferred income tax liabilities	8,245	6,185
Other	10,213	2,081

Total long-term liabilities	64,011	22,892

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares issued or outstanding at December 31, 2001 and 2000	$—	$—
Common stock, $0.01 par value; 150,000,000 shares authorized; 44,697,817 and 40,647,478 shares issued and outstanding at December 31, 2001 and 2000	447	406
Additional paid-in capital	246,636	178,930
Accumulated other comprehensive loss	(1,288)	(698)
Retained earnings	60,610	22,255

Total stockholders' equity	306,405	200,893

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$490,789	$280,699

The accompanying notes are an integral part of these consolidated balance sheets.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	For the Year Ended December 31,
	2001	2000	1999
REVENUE:
Tuition and registration fees, net	$477,333	$295,674	$199,057
Other, net	51,907	29,619	17,747

Total net revenue	529,240	325,293	216,804

OPERATING EXPENSES:
Educational services and facilities	213,916	129,628	85,490
General and administrative	215,684	135,691	96,406
Depreciation and amortization	30,818	20,594	14,557

Total operating expenses	460,418	285,913	196,453

Income from operations	68,822	39,380	20,351
OTHER INCOME (EXPENSE):
Interest income	734	1,484	329
Interest expense	(1,493)	(1,358)	(1,482)
Share of affiliate earnings	1,674	—	—

Total other income (expense)	915	126	(1,153)

Income before provision for income taxes and cumulative effect of change in accounting principle	69,737	39,506	19,198
PROVISION FOR INCOME TAXES	31,382	17,322	8,255

Income before cumulative effect of change in accounting principle	38,355	22,184	10,943
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, net of taxes of $587	—	(778)	—

NET INCOME	$38,355	$21,406	$10,943

INCOME PER SHARE:
Basic—
Income before cumulative effect of change in accounting principle	$0.88	$0.59	$0.36
Cumulative effect of change in accounting principle	—	(0.02)	—

Net income	$0.88	$0.57	$0.36

Diluted—
Income before cumulative effect of change in accounting principle	$0.85	$0.57	$0.34
Cumulative effect of change in accounting principle	—	(0.02)	—

Net income	$0.85	$0.55	$0.34

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	43,751	37,374	30,740

Diluted	45,390	38,780	31,756

The accompanying notes are an integral part of these consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands)

	Common Stock
				Accumulated Other Comprehensive Loss
	150,000,000 Shares Authorized	$0.01 Par Value	Additional Paid-in Capital		Retained Earnings (Deficit)	Total Stockholders' Equity
BALANCE, December 31, 1998	28,613	$286	$95,266	$(822)	$(10,094)	$84,636
Net income	—	—	—	—	10,943	10,943
Foreign currency translation	—	—	—	450	—	450

Total comprehensive income	—	—	—	—	—	11,393
Compensatory options			61	—	—	61
Issuance of common stock	2,426	24	15,106	—	—	15,130
Options exercised	468	5	618	—	—	623
Tax benefit of options exercised	—	—	838	—	—	838
Share issuance obligation	—	—	1,000	—	—	1,000

BALANCE, December 31, 1999	31,507	$315	$112,889	$(372)	$849	$113,681

Net income	—	—	—	—	21,406	21,406
Foreign currency translation	—	—	—	(326)	—	(326)

Total comprehensive income	—	—	—	—	—	21,080
Compensatory options	—	—	52	—	—	52
Issuance of common stock	8,510	85	63,586	—	—	63,671
Options exercised	630	6	1,150	—	—	1,156
Tax benefit of options exercised	—	—	1,253	—	—	1,253

BALANCE, December 31, 2000	40,647	$406	$178,930	$(698)	$22,255	$200,893

Net income	—	—	—	—	38,355	38,355
Foreign currency translation	—	—	—	(590)	—	(590)

Total comprehensive income	—	—	—	—	—	37,765
Compensatory options	—	—	52	—	—	52
Issuance of common stock	2,494	25	42,254	—	—	42,279
Options exercised	1,557	16	9,299	—	—	9,315
Tax benefit of options exercised	—	—	16,101	—	—	16,101

BALANCE, December 31, 2001	44,698	$447	$246,636	$(1,288)	$60,610	$306,405

The accompanying notes are an integral part of these consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For the Year Ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,355	$21,406	$10,943
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	30,818	20,594	14,557
Deferred income taxes	13,167	4,363	750
Cumulative effect of change in accounting principle	—	778	—
Compensation expense related to options	52	52	61
Loss on sale of property and equipment	10	22	—
Changes in operating assets and liabilities, net of acquisitions—
Receivables, net	(27,023)	(16,705)	(2,914)
Inventories, prepaid expenses and other current assets	(3,435)	(7,662)	(2,804)
Deposits and other non-current assets	(4,837)	2,377	704
Accounts payable	1,859	(3,140)	4,517
Accrued expenses and other liabilities	(15,393)	138	3,854
Tax benefit associated with option exercises	16,101	1,253	838
Deferred tuition revenue	2,307	2,160	3,685

Net cash provided by operating activities	51,981	25,636	34,191

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of acquired cash	(44,212)	(31,651)	(42,136)
Acquisition transaction costs	(1,953)	(3,273)	(1,554)
Purchases of property and equipment, net	(54,550)	(28,453)	(12,169)
Change in investment in affiliate	23	—	—

Net cash used in investing activities	(100,692)	(63,377)	(55,859)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	10,971	67,952	16,623
Equity and debt financing costs	(30)	(4,125)	(2,094)
Payments of long-term debt	(16,655)	(2,929)	(1,568)
Payments of capital lease obligations	(6,878)	(3,509)	—
Net proceeds from (payments of) revolving loans under Credit Agreement	67,500	(30,500)	29,750

Net cash provided by financing activities	54,908	26,889	42,711

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(264)	(151)	154

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,933	(11,003)	21,197
CASH AND CASH EQUIVALENTS, beginning of year	33,742	44,745	23,548

CASH AND CASH EQUIVALENTS, end of year	$39,675	$33,742	$44,745

The accompanying notes are an integral part of these consolidated statements.

CAREER EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001, 2000 and 1999

1.    DESCRIPTION OF THE COMPANY

        Career Education Corporation ("CEC", collectively with its subsidiaries, "we" or "our") owns and operates 41 campuses that provide private, for-profit postsecondary education throughout the United States, Canada, the United Kingdom and the United Arab Emirates. Our schools enjoy long operating histories and offer a variety of master's degree, bachelor's degree, associate degree and diploma programs in career-oriented disciplines within our core curricula of:

  •
  visual communication and design technologies

  •
  information technology

  •
  business studies

  •
  culinary arts

2.    STOCK OFFERINGS AND SPLITS

        On March 17, 1999, we sold approximately 2.1 million shares of common stock at $7.25 per share pursuant to a public offering. The net proceeds to us from the sale of the shares of common stock, after deducting underwriting discounts and commissions and offering expenses paid by us, were approximately $13.8 million. The net proceeds from the offering were used for general corporate purposes.

        On May 10, 2000, we sold 8.1 million shares of common stock at $8.13 per share pursuant to a public offering. The net proceeds to us from the sale of the shares of common stock, after deducting underwriting discounts and commissions and offering expenses paid by us, were approximately $61.6 million. We used $28.5 million of the offering net proceeds to repay indebtedness under our credit facility, and the remaining $33.1 million was used for general corporate purposes.

        During 2000, our Board of Directors approved a two-for-one stock split affected in the form of a stock dividend. The dividend was paid on August 25, 2000, to stockholders of record on August 20, 2000. During 2001, our Board of Directors approved another two-for-one stock split, also affected in the form of a stock dividend. The dividend was paid on September 28, 2001, to stockholders of record on September 17, 2001. All share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect these stock dividends.

3.    SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

        The consolidated financial statements include the accounts of CEC and our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The results of operations of all acquired businesses have been consolidated for all periods subsequent to the date of acquisition.

b. Concentration of Credit Risk

        We extend unsecured credit for tuition to a significant portion of the students who are in attendance at the campuses operated by our subsidiaries. Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to tuition receivables. A substantial portion of credit extended to students is repaid through the students' participation in various federally funded financial aid programs under Title IV of the Higher Education Act of 1965, as amended ("Title IV Programs"). The following table presents the amounts and percentages of our U.S.-accredited institutions' cash receipts from Title IV Programs for the years ended December 31, 2001, 2000 and 1999. Such amounts were determined based upon each U.S.-accredited institution's cash receipts for the twelve-month period ended December 31, pursuant to the regulations of the United States Department of Education ("DOE") at 34 C.F.R. § 600.5.

	For the Year Ended December 31,
	2001	2000	1999
	(Dollars in Thousands)
Total Title IV funding	$311,438	$177,632	$131,019
Total cash receipts	$517,448	$279,513	$197,673
Total Title IV funding as a percentage of total cash receipts	60%	64%	66%

        Transfers of funds received from Title IV Programs are made in accordance with DOE requirements. Changes in DOE funding of Title IV Programs could impact our ability to attract students.

c. Cash Equivalents

        Cash equivalents include short-term investments with a term to maturity of less than 90 days.

d. Advertising Costs

        Advertising costs are expensed as incurred. Advertising costs included in general and administrative expenses were approximately $60.7 million, $36.6 million and $24.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

e. Inventories

        Inventories, consisting principally of program materials, books and supplies, are stated at the lower of cost, determined on a first-in, first-out basis, or market.

f. Property and Equipment

        Property and equipment are stated at cost. Depreciation and amortization are recognized using the straight-line method over the useful lives of the related assets for financial reporting purposes and an accelerated method for income tax purposes. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over their estimated useful lives or lease terms, whichever is shorter. Maintenance, repairs and minor renewals and betterments are expensed; major improvements are capitalized. The estimated cost basis and useful lives of property and equipment at December 31, 2001 and 2000, are as follows:

	December 31,
	2001	2000	Life
	(In Thousands)
Land	$5,981	$3,625
Buildings and improvements	1,850	1,957	13-35 years
Classroom equipment, courseware and other instructional materials	110,680	74,244	1-18 years
Furniture, fixtures and equipment	21,082	17,581	3-10 years
Leasehold improvements	71,619	33,048	Life of lease
Vehicles	181	142	3-5 years

	211,393	130,597
Less—Accumulated depreciation and amortization	63,349	39,761

	$148,044	$90,836

        The gross cost of assets recorded under capital classroom equipment leases, included above, amounts to approximately $19.0 million and $13.3 million at December 31, 2001 and 2000, respectively. The accumulated amortization related to these assets is approximately $12.4 million and $6.7 million at December 31, 2001 and 2000, respectively.

        From time to time, we enter into agreements that commit us to certain minimum capital expenditures. As of December 31, 2001, such commitments are not significant.

g. Intangible Assets

        Intangible assets include the excess of cost over fair market value of identifiable net assets acquired through business purchases. Other intangibles include the value of shares issued to Le Cordon Bleu for licensing rights and acquired trade names. Goodwill related to each acquisition completed before June 30, 2001, has been amortized on a straight-line basis over its estimated useful life. Goodwill related to acquisitions completed after June 30, 2001, has not been amortized, as required under SFAS 142. Covenants not-to-compete are being amortized either on a straight-line or accelerated basis over their useful lives. Accreditation, licensing, and Title IV participation rights are considered to have indefinite lives due to the fact that accreditation renewal is generally granted upon filing the appropriate documents with the accrediting agency, and minimal costs are incurred to continue participation in the accreditation programs. Accordingly, amortization expense has not been recognized on these assets. At December 31, 2001 and 2000, the cost basis and useful lives of intangible assets are as follows:

	December 31,
	2001	2000	Lives
	(In Thousands)
Amortizable intangible assets
Goodwill	$167,844	$94,939	40 years
Covenants not-to-compete	15,144	13,395	2-5 years
Other intangibles	4,622	3,000	1-15 years

	187,610	111,334
Less—Accumulated amortization	23,531	17,700

	$164,079	$93,634

Nonamortizable intangible assets
Goodwill	36,949	—
Accreditation, licensing and Title IV participation rights	$3,568	—

	$40,517	—

Intangible assets, net	$204,596	$93,634

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

h. Revenue Recognition

        Revenue is derived primarily from programs taught at our schools. Tuition revenue and one-time fees, such as application fees, are recognized on a straight-line basis over the length of the applicable program. Dormitory and cafeteria revenues charged to students are recognized on a straight-line basis over the term of a student's dormitory and cafeteria use. Other dormitory and cafeteria revenues are recognized as earned. Other revenue, such as student laptop computer sales, textbook sales, placement revenue, restaurant revenue, and contract training revenue, is recognized as services are performed or goods are delivered. Revenue is reflected net of bad debt expense. Deferred tuition revenue represents the portion of payments received but not earned and is reflected as a current liability in the accompanying consolidated balance sheets, as such amount is expected to be earned within the next year. Refunds are calculated and paid in accordance with federal, state and accrediting agency standards.

i. Rent Expense

        Rent expense is recognized on a straight-line basis over the term of the lease. Rent expense, exclusive of taxes, insurance, and maintenance costs, totaled approximately $46.0 million, $27.4 million and $19.5 million, respectively, for the years ended December 31, 2001, 2000 and 1999.

j. Management's Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reported period. Significant estimates, among others, include the allowance for doubtful accounts, the allocation of purchase price to the fair value of net assets acquired in connection with business combinations, and reserves established at the date of business acquisitions to provide for restructuring liabilities and certain long-term contractual obligations. Actual results could differ from these estimates.

k. Income Taxes

        We file a consolidated federal income tax return and provide for deferred income taxes under the asset and liability method of accounting. This method requires the recognition of deferred income taxes based upon the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred income taxes are not recorded in connection with foreign earnings, as such earnings are not expected to be remitted to the United States.

l. Fair Value of Financial Instruments

        The carrying values of current assets and liabilities reasonably approximate their fair values due to their short maturity periods. The carrying values of our debt obligations reasonably approximate their fair values as the stated interest rates approximate current market interest rates of debt with similar terms.

m. Equity Investment

        We hold a 30% minority interest in the American InterContinental University in Dubai, United Arab Emirates ("AIU-Dubai"). Our interest is accounted for using the equity method, and, therefore, the entity's results are not consolidated into our results of operations. Our interest in AIU-Dubai of approximately $0.2 million at December 31, 2001, is included in other noncurrent assets.

n. Income Per Share

        The weighted average number of common shares used in determining basic and diluted net income per share for the years ended December 31, 2001, 2000 and 1999, are as follows:

	For the Year Ended December 31,
	2001	2000	1999
	(Shares in Thousands)
Basic common shares outstanding	43,751	37,374	30,740
Common stock equivalents	1,639	1,374	780
Common stock contingently issuable	—	32	236

Diluted common shares outstanding	45,390	38,780	31,756

o. Stock-Based Compensation

        We account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") related to options and warrants issued to employees and directors. Expense associated with stock options and warrants issued to non-employees/non-directors is recorded in accordance with SFAS 123.

p. Foreign Currency Translation

        For the years ended December 31, 2001, 2000 and 1999, revenues and expenses related to foreign-based operations have been translated at average exchange rates in effect at the time that the underlying transactions occurred. Transaction gains or losses are included in income. The assets and liabilities of these operations have been translated at the year-end exchange rate, with gains and losses resulting from such translation included in accumulated other comprehensive income.

q. Supplemental Disclosures of Cash Flow Information

	For the Year Ended December 31,
	2001	2000	1999
	(In Thousands)
CASH PAID FOR:
Interest	$1,956	$1,107	$1,389
Taxes	12,930	13,142	6,200

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations for purchases of equipment	$2,367	$4,341	$6,180
Market value of shares of common stock issued for licensing fee	—	$1,000	$2,000
Market value of shares of common stock issued to EduTrek shareholders	$40,623	—	—

ACQUISITION ACTIVITY:
Fair value of assets acquired	$54,265	$13,730	$21,899
Fair value of liabilities assumed	(71,383)	(14,073)	(12,248)
Goodwill	108,332	27,071	30,721

Purchase price, including acquisition costs	$91,214	$26,728	$40,372

r. Segment Information

        We operate in one industry segment. Operations in geographic regions outside the United States are not significant.

s. Reclassifications

        Certain 2000 balances have been reclassified to conform to 2001 financial statement presentation.

4.    RECENT ACCOUNTING PRONOUNCEMENTS

        On December 3, 1999, the Securities Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101"), to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 outlines basic criteria that must be met before registrants may recognize revenue, including persuasive evidence of the existence of an arrangement, the delivery of products or services, a fixed and determinable sales price, and reasonable assurance of collection. Prior to the release of SAB 101, our revenue recognition policy was in compliance with generally accepted accounting principles. Through December 31, 1999, we recognized application and registration fees as revenue upon receipt. Effective January 1, 2000, we adopted a change in accounting principle to comply with the specific provisions and guidance of SAB 101. As a result, we recognized a cumulative charge of $0.8 million, net of taxes. SAB 101 requires us to recognize revenue related to application and registration fees over the program period. The pro forma information below reflects the effect of the change in accounting principle assuming SAB 101 had been adopted at the beginning of each period presented:

Pro Forma SAB 101 Data

	For the Year Ended December 31,
	2000	1999
	(In Thousands, Except Per Share Amounts)
Pro forma income before cumulative effect of change in accounting principle	$22,184	$10,736
Pro forma income per share before cumulative effect of change in accounting principle:
Basic	$0.59	$0.35

Diluted	$0.57	$0.34

        In July 2001, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method and establishes specific criteria for the recognition of acquired intangible assets apart from goodwill. Under SFAS 142, goodwill is no longer subject to amortization over its useful life. Rather, goodwill will be subject to, at least, an annual assessment for impairment by applying a fair-value-based test. Effective January 1, 2002, we will adopt a change in accounting principle to comply with the specific provisions and guidance of SFAS 141 and SFAS 142. The adoption of these new standards will cause an elimination of approximately $4.1 million in amortization expense in 2002. This will cause an increase of approximately $3.8 million in net income. The pro forma effects of an elimination of amortization expense in 2001 are comparable. We have not yet completed the intangible asset impairment test required under SFAS 142 or determined whether or not an impairment loss will be recorded in connection with our adoption of the statement. Any impairment loss would be recorded as a change in accounting principle.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). This statement establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not believe that the adoption of this statement will have a significant impact on our financial position or results of operations.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of ("SFAS 121") and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions ("APB 30"), for the disposal of a segment of a business. However, SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. SFAS 144 also retains the requirement under APB 30 to report discontinued operations separately form continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and for interim periods within those fiscal years. We do not expect the adoption of SFAS 144 to have a significant impact on our financial position or results of operations.

5.    BUSINESS ACQUISITIONS

Harrington Institute of Interior Design, Inc. (Harrington)

        On January 4, 1999, we acquired all of the outstanding shares of capital stock of Harrington Institute of Interior Design, Inc. for approximately $3.5 million. The acquisition was accounted for as a purchase, and the purchase price exceeded the fair value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $2.7 million.

McIntosh College, Inc. (McIntosh)

        On March 9, 1999, we acquired certain assets and assumed certain liabilities of McIntosh College, Inc. for approximately $5.0 million. The acquisition was accounted for as a purchase, and the purchase price exceeded the fair value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $4.6 million.

Briarcliffe College, Inc. (Briarcliffe)

        On April 1, 1999, we acquired all of the outstanding shares of capital stock of Briarcliffe College, Inc. for approximately $20.6 million. The acquisition was accounted for as a purchase, and the purchase price exceeded the fair value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $18.0 million.

Brooks Institute of Photography, LLC (BIP)

        On June 1, 1999, we acquired all of the outstanding shares of capital stock of Brooks Institute of Photography, Inc. for approximately $6.6 million. The acquisition was accounted for as a purchase, and the purchase price exceeded the fair value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $2.3 million.

Washington Business School, Ltd. (WBS)

        On December 3, 1999, we acquired all of the outstanding shares of capital stock of Washington Business School, Inc. for approximately $2.9 million. The acquisition was accounted for as a purchase, and the purchase price exceeded the fair value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $3.1 million.

The Cooking and Hospitality Institute of Chicago, Inc. (CHIC)

        On February 1, 2000, we acquired all of the outstanding shares of capital stock of The Cooking and Hospitality Institute of Chicago, Inc. for approximately $5.1 million. The acquisition was accounted for as a purchase, and the purchase price exceeded the fair value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $4.8 million.

California Culinary Academy, Inc. (CCA)

        On April 3, 2000, we completed the acquisition of California Culinary Academy, Inc. The purchase price was approximately $19.1 million. We also assumed approximately $3.0 million of the debt of California Culinary Academy, Inc. The acquisition was accounted for as a purchase, and the purchase price exceeded the fair market value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $21.2 million. In connection with the acquisition we recorded a severance liability of $3.0 million, all of which has been paid as of December 31, 2000.

SoftTrain Institute, Inc. (SoftTrain)

        On July 28, 2000, we acquired all of the outstanding capital stock of SoftTrain Institute, Inc. for approximately $0.5 million. The acquisition was accounted for as a purchase, and the purchase price exceeded the fair market value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $0.5 million.

Retter Business College Inc. (Retter)

        On October 2, 2000, we acquired all of the outstanding capital stock of Retter Business College, Inc. for approximately $0.4 million. The acquisition was accounted for as a purchase, and the purchase price exceeded the fair market value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $0.5 million.

American InterContinental University (AIU)

        On January 2, 2001, we completed our acquisition of EduTrek International, Inc. ("EduTrek"), a Georgia corporation and operator of American InterContinental University. EduTrek's shareholders received an aggregate of approximately 2.4 million shares of our common stock (0.1802 shares of our common stock for each share of EduTrek stock) and approximately $2.5 million in cash ($0.1877 per

EduTrek share). The acquisition was accounted for as a purchase, and the purchase price exceeded the fair market value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $71.4 million. Based upon the finalization of our purchase accounting, we recorded additional reserves for deferred revenue and certain accrued liabilities existing at the date of the acquisition, resulting in an increase in goodwill of $3.1 million, net of tax, from the $68.3 million originally recorded. Additionally, at November 30, 2000, one of EduTrek's lenders assigned its $5.0 promissory note to us, in exchange for $5.0 million plus accrued interest. This note is included in other assets in the accompanying consolidated balance sheet as of December 31, 2000. In connection with the acquisition, we forgave this note and it became part of the purchase price.

        As part of the acquisition, we acquired a 30% minority interest in the American InterContinental University in Dubai, United Arab Emirates. The interest is accounted for using the equity method.

Texas Culinary Academy (TCA)

        On August 1, 2001, we acquired certain assets and assumed certain liabilities of Le Chef College of Hospitality Careers, Inc., doing business as Texas Culinary Academy, in exchange for assuming certain liabilities of the school. We paid no consideration to the former owners of Texas Culinary Academy in connection with the transaction, and no future consideration is due. We acquired the school primarily because of its potential for market leadership, the attractiveness of the educational market that it serves, and its potential for strong returns on invested capital. In addition, we acquired the school to gain access to an accredited institution in Texas, a geographic region in which we seek to expand. We plan to increase the school's enrollments significantly by offering more programs, installing our Le Cordon Bleu culinary program, and expanding the school's marketing capabilities.

        The acquisition was accounted for as a purchase, and, accordingly, acquired tangible and intangible assets and assumed liabilities were recorded at their estimated fair values as of August 1, 2001. Intangible assets acquired consist of accreditation and licensing rights with a fair value of approximately $1.1 million. There was no goodwill generated in the acquisition.

Pennsylvania Culinary Institute (PCI)

        On December 3, 2001, we acquired certain assets and assumed certain liabilities of Pennsylvania Culinary Institute for approximately $44.0 million in cash with funds obtained under our Credit Agreement. As a result of purchase price adjustments provided for in the purchase agreement, we estimate that approximately $2.7 million is due to us at December 31, 2001, from the former owner of PCI. We acquired the school primarily because of its strong brand value, its potential for market leadership, the attractiveness of the educational market that it serves, and its potential for strong returns on invested capital. In addition, our acquisition of the school will enhance our culinary presence in Pennsylvania and surrounding states and also give our other culinary schools a strong high school marketing model. We plan to increase the school's enrollments significantly by installing our Le Cordon Bleu culinary program and expanding the school's marketing capabilities.

        The acquisition was accounted for as a purchase, and, accordingly, the purchase price, subject to adjustment, of approximately $44.8 million was allocated to the fair market values of acquired tangible and intangible assets of approximately $34.4 million and assumed liabilities of approximately $59.5 million as of December 31, 2001. Intangible assets acquired include, among others, accreditation, licensing, and Title IV participation rights with a fair value of approximately $2.4 million and a trade name with a fair value of approximately $1.6 million. Based upon a preliminary valuation and purchase price allocation, goodwill totaling approximately $36.9 million has been recorded. Additional adjustments may be made to the purchase price and the purchase price allocation based upon finalization of the valuation and the amount due from the former owner; however, we do not believe that such adjustments will be material.

Pro Forma Results of Operations

        The following unaudited pro forma results of operations (in thousands, except per share amounts) for the years ended December 31, 2001, 2000 and 1999, assume that the business acquisitions completed subsequent to January 1, 1999, described above occurred at the beginning of the year preceding the year of the acquisition. The unaudited pro forma results of operations are based on historical results of operations, include adjustments for depreciation, amortization, interest and taxes, among others, and do not necessarily reflect the actual results that would have occurred.

	For the Year Ended December 31,
	2001	2000	1999
	(Unaudited)
Pro forma net revenue	$553,805	$425,230	$248,840
Pro forma income before cumulative effect of change in accounting principle	38,434	8,466	8,326
Pro forma net income	$38,434	$7,688	$8,326

Pro forma basic income per share—
Income before cumulative effect of change in accounting principle	$0.88	$0.21	$0.28

Net income	$0.88	$0.19	$0.28

Pro forma diluted income per share—
Income before cumulative effect of change in accounting principle	$0.85	$0.21	$0.26

Net income	$0.85	$0.19	$0.26

6.    RESTRUCTURING, SEVERANCE AND LONG-TERM CONTRUAL OBLIGATIONS

        In connection with our acquisition of CCA in 2000, we restrucured or discontinued certain CCA operations and terminated certain CCA employees. Accordingly, at April 3, 2000, we recorded a reserve of approximately $1.6 million primarily for severance compensation and other expenses associated with programs to be discontinued. During March 2001, we increased the reserve by $1.1 million to provide for future lease obligations that could not be renegotiated. This purchase accounting adjustment was recorded as an increase in goodwill during 2001. Through December 31, 2001, we have paid and charged against the reserve approxmately $1.7 million of these restructuring and severance costs. The remaining reserve of approximately $1.0 million is included in other accrued expenses.

        In connection with our acquisition of EduTrek in 2001, we restructured certain operations of EduTrek and terminated certain EduTrek employees. On the date of acquisition, we recorded a reserve of approximately $1.3 million for severance compensation and a reserve of approximately $4.8 million for restructuring costs associated with the previous owners' decision to close EduTrek's Washigton D.C.

location, including future lease obligations and estimated future operating losses associated with our contractual obligation to teach students previously enrolled in the school prior to closure. Through December 31, 2001, substantially all of our severance obligation has been paid and charged against the severance reserve. As of December 31, 2001, we have paid and charged against the restructuring reserve approximately $4.0 million of estimated restructuring costs. The remaining restructuring reserve of approximately $0.8 million is included in other accrued expenses.

        In connection with our acquisition of PCI in 2001, we recorded a $5.1 million reserve representing the present value of payments due, beginning in 2008, under a pre-exisitng long-term contractual obligation for which the school will receive no future benefit. As of December 31, 2001, this amount is included in other long-term liabilities. We also recorded a $1.1 million reserve for minimum future lease obligations related to dormitory space not utilized and not expected to provide any future benefit. As of December 31, 2001, approximately $0.1 million of this obligation has been paid and the remaining obligation of approximately $0.6 million and $0.4 million, respectively, is included in other accrued expenses and other long-term liabilities.

7.    DEBT

        Our debt at December 31, 2001 and 2000, consists of the following:

	December 31,
	2001	2000
	(In Thousands)
Revolving loans under Credit Agreement, as discussed below	$78,000	$10,500
Equipment under capital leases, secured by related equipment, discounted at a weighted average annual interest rate of 7.32% and 5.24%, respectively, at December 31, 2001 and 2000	10,926	7,760
Notes payable to former owners of acquired businesses	29	529
Other	967	331

	89,922	19,120
Less—Current portion	44,369	4,494

	$45,553	$14,626

        We maintain a credit agreement (the "Credit Agreement") with a syndicate of banks that has been amended from time to time. Under the amended Credit Agreement, we can borrow up to $90 million under a revolving credit facility ("Revolving Loans") and can obtain up to $50 million in letters of credit. Outstanding letters of credit reduce the availability of borrowings under the revolving credit facility. The amended Credit Agreement matures on October 26, 2003.

        Borrowings under the amended Credit Agreement bear interest, payable quarterly, at the bank's base rate or prime rate depending on whether the particular loan is denominated in United States or Canadian dollars, plus a specified number of basis points, ranging from 0 to 75, (based upon our leverage ratio) or at LIBOR plus a specified number of basis points, ranging from 75 to 200 (based upon our leverage ratio), at our election.

        At December 31, 2001, we had outstanding $78.0 million in revolving credit borrowings and outstanding letters of credit totaling approximately $6.8 million under the amended Credit Agreement. Approximately $0.8 million of total outstanding letters of credit were used to meet certain DOE financial responsibility requirements. Weighted average daily revolving credit borrowings during 2001 and 2000 were approximately $20.2 million and $6.6 million, respectively. At December 31, 2001 and 2000, the weighted average annual interest rate of borrowings under the amended Credit Agreement was 3.74% and 9.50%, respectively.

        CEC and our subsidiaries have collectively guaranteed repayment of amounts outstanding under the amended Credit Agreement. In addition, we have pledged the stock of our subsidiaries as collateral for repayment of the debt. We may voluntarily make principal prepayments but are required to do so if we generate excess cash flows, sell certain assets, or upon the occurrence of certain other events, as defined. Under the amended Credit Agreement, we are limited in our ability to take certain actions, including paying dividends, as defined, selling or disposing of certain assets or subsidiaries, making annual rental payments in excess of 15% of consolidated revenues in any given year, and issuing subordinated debt in excess of $5.0 million, among other things. We are required to maintain certain financial ratios, including a quarterly interest coverage ratio of at least 1.75:1, certain levels of consolidated net worth, and a ratio of funded debt to consolidated earnings before interest, taxes, depreciation, and amortization of no more than 3.50:1, among others. At December 31, 2001, we were in compliance with the covenants of the amended Credit Agreement.

        At December 31, 2001, future annual principal payments of debt are as follows (in thousands):

2002	$44,369
2003	43,075
2004	1,775
2005	371
2006	102
2007 and thereafter	230

Total	$89,922

8.    STOCK OPTIONS

        We maintain stock option plans for our directors, officers, employees, and consultants. Under these plans, we can grant stock options, stock appreciation rights, restricted stock, deferred stock and other awards that are exercisable into shares of common stock. Stock options may be either incentive stock options or nonqualified stock options. No stock option or appreciation right shall be exercisable more than ten years after the date of grant. At December 31, 2001, the plans have reserved approximately 5.9 million shares of common stock for the exercise of options outstanding at December 31, 2001, and approximately 1.8 million additional shares of common stock for future stock option awards under the plans.

        Stock option activity under all of our stock option plans is as follows:

	Shares	Exercise Price Range	Weighted Average Exercise Price
Outstanding as of December 31, 1998	3,637,536	$0.01 - 6.57	$4.09
Granted	2,478,200	5.91 - 9.32	7.50
Exercised	(467,824)	0.01 - 6.56	1.33
Cancelled	(722,724)	3.68 - 9.32	6.72

Outstanding as of December 31, 1999	4,925,188	0.01 - 9.32	5.68

Granted	1,610,000	8.66 - 16.00	11.98
Exercised	(629,602)	0.01 - 7.60	1.84
Cancelled	(110,640)	4.00 - 12.00	6.86

Outstanding as of December 31, 2000	5,794,946	0.01 - 16.00	7.83

Granted	1,809,500	8.06 - 33.98	25.08
Exercised	(1,557,474)	0.97 - 16.00	5.98
Cancelled	(132,104)	3.68 - 25.25	12.57

Outstanding as of December 31, 2001	5,914,868	$0.97 - 33.98	$13.49

Stock options exercisable at
December 31, 1999	1,208,472	$0.01 - 9.32	$3.06

December 31, 2000	1,499,832	$0.01 - 16.00	$5.66

December 31, 2001	1,212,614	$0.97 - 25.25	$8.43

        The following table summarizes information about all stock options outstanding as of December 31, 2001:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number Outstanding as of December 31, 2001	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable at December 31, 2001	Weighted Average Exercise Price
$ 0.97	10,688	$0.97	3.76	10,688	$0.97
$ 3.46 - 4.00	431,757	3.95	5.98	153,763	3.91
$ 4.94 - 6.72	1,534,600	6.32	7.10	464,040	6.42
$ 7.00 - 9.92	893,023	9.12	7.54	319,823	9.26
$12.00 - 16.00	1,283,300	12.32	8.52	232,300	12.35
$20.47 - 27.65	1,702,000	25.00	9.36	32,000	25.25
$29.58 - 33.98	59,500	30.92	9.76	—	—

$ 0.97 - 33.98	5,914,868	$13.49	8.07	1,212,614	$8.43

        The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model and assumptions used to value the options. The weighted average fair value of the options granted during the years ended December 31, 2001, 2000 and 1999, and assumptions used to value the options are as follows:

	For the Year Ended
	2001	2000	1999
Dividend yield	—	—	—
Risk-free interest rate	5.0%	6.5%	6.0%
Volatility	63%	60%	60%
Expected life (in years)	5	7	7
Weighted average fair value of options granted	$14.51	$6.88	$4.26

Pro Forma SFAS 123 Results

        Had we accounted for our stock options in accordance with SFAS 123, pro forma income before cumulative effect of change in accounting principle, pro forma net income, pro forma diluted income per share before cumulative effect of change in accounting principle, and pro forma diluted net income per share would have been as follows:

	December 31,
	2001	2000	1999
	(In Thousands, Except Per Share Amounts)
Pro forma income before cumulative effect of change in accounting principle	$34,214	$19,885	$10,156
Pro forma net income	34,214	19,107	10,156
Pro forma diluted income per share before cumulative effect of change in accounting principle	$0.75	$0.52	$0.32
Pro forma diluted net income per share	$0.75	$0.50	$0.32

        The pro forma disclosure is not likely to be indicative of pro forma results that may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest, and additional awards may also be granted.

9.    INCOME TAXES

        The provision for income taxes consists of the following:

	For the Year Ended December 31,
	2001	2000	1999
	(In Thousands)
Current—
Federal	$15,524	$9,618	$5,026
State and local	2,265	2,482	1,430
Foreign	426	859	1,049

Total current	18,215	12,959	7,505

Deferred—
Federal	11,207	3,172	576
State and local	1,921	734	139
Foreign	39	457	35

Total deferred provision	13,167	4,363	750

Total provision for income taxes	$31,382	$17,322	$8,255

        During 2001, 2000 and 1999, we recognized a tax benefit of approximately $16.1 million, $1.3 million, and $0.8 million, respectively, in connection with stock options exercised during the year.

        A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	For the Year Ended December 31,
	2001	2000	1999
Statutory U.S. federal income tax rate	35.0%	35.0%	34.0%
Foreign taxes	(0.1)	0.9	1.8
State and local income taxes, net of federal benefit	3.9	5.3	5.4
Nondeductible goodwill amortization	1.7	1.3	1.4
Other	4.5	1.3	0.4

Effective income tax rate	45.0%	43.8%	43.0%

        The Foreign taxes reflected above include the effect of both the federal and provincial taxes incurred by our foreign subsidiaries.

        Components of deferred income tax assets and liabilities include the following:

	December 31,
	2001	2000
	(In Thousands)
Deferred income tax assets:
Tax net operating loss carry forwards	$8,531	$1,909
Covenants not-to-compete	4,357	3,984
Allowance for doubtful accounts	2,754	2,594
Accrued restructuring and severance	1,567	—
Deferred rent obligation	1,007	741
Other	807	1,323

Total deferred income tax assets	19,023	10,551
Deferred income tax liabilities:
Depreciation and amortization	17,950	13,645
Operating lease	4,456	—
Other	469	244

Total deferred income tax liabilities	22,875	13,889

Net deferred income tax liability	$(3,852)	$(3,338)

        We have purchased certain tax net operating loss carry forwards in connection with our business acquisitions. At December 31, 2001, we have federal and state tax net operating loss carry forwards totaling approximately $22.2 million and $10.7 million, respectively. We have not recorded a valuation allowance because we believe that deferred income tax assets will be realized in the future.

10.  COMMITMENTS AND CONTINGENCIES

Litigation

        We are subject to occasional lawsuits, investigations and claims arising out of the normal conduct of our business. In certain cases, claims against acquired businesses relating to events that occurred during periods we did not own the businesses are indemnified by the former owners. Management does not believe the outcome of any pending claims will have a material impact on our financial position or results of operations.

Leases

        We rent most of our facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2018. The facility leases require us to make monthly payments covering rent, taxes, insurance and maintenance costs.

Future minimum lease payments under capital and operating leases as of December 31, 2001, are as follows (in thousands):

	Capital Leases	Operating Leases	Total
2002	$6,525	$48,663	$55,188
2003	2,851	43,727	46,578
2004	1,907	40,713	42,620
2005	411	37,041	37,452
2006	125	36,196	36,321
2007 and thereafter	249	208,395	208,644

	$12,068	$414,735	$426,803

Less—Portion representing interest at a weighted average annual rate of 7.32%	1,142

Principal payments	10,926
Less—Current portion	5,939

	$4,987

Licensing Agreement

        We have an agreement with Le Cordon Bleu that gives us the right to license the Le Cordon Bleu Restaurant and Management Program in the U.S. and Canada and the exclusive right to use the Le Cordon Bleu name in the U.S. and Canada. Under this agreement, we pay Le Cordon Bleu royalties based on tuition collected from students enrolled in Le Cordon Bleu programs at our schools. Royalties paid during the years ended December 31, 2001, 2000 and 1999, were approximately $5.4 million, $2.4 million and $0.2 million, respectively. The agreement expires on December 31, 2008, but can be renewed for two five-year successive terms.

11.  REGULATORY

        Our U.S. schools are subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act ("HEA") and the regulations promulgated thereunder by the DOE subject our U.S. schools to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the HEA ("Title IV Programs").

        To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by the relevant agencies of the state in which it is located, accredited by an accrediting agency recognized by the DOE and certified as eligible by the DOE. The DOE will certify an institution to participate in the Title IV Programs only after the institution has demonstrated compliance with the HEA and the DOE's extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance with these requirements to the DOE on an ongoing basis.

        Political and budgetary concerns significantly affect the Title IV Programs. The U.S. Congress must reauthorize the HEA approximately every six years. The most recent reauthorization in October 1998 reauthorized the HEA through 2003. The U.S. Congress reauthorized all of the Title IV Programs in which our schools participate, generally in the same form and at funding levels no less than for the prior year.

        A significant component of the U.S. Congress' initiative to reduce abuse of the Title IV Programs has been the imposition of limitations on institutions whose former students default on the repayment of their federally guaranteed or funded student loans above specific rates (cohort default rates). An institution whose cohort default rates equal or exceed 25% for three consecutive years will no longer be eligible to participate in the Federal Family Education Loan program ("FFEL"), the William D. Ford Federal Direct Loan ("FDL") program or the Federal Pell Grant ("Pell") program. An institution whose cohort default rate under certain Title IV programs for any federal fiscal year exceeds 40% may have its eligibility to participate in all of the Title IV Programs limited, suspended or terminated by the DOE.

        All institutions participating in the Title IV Programs must satisfy specific standards of financial responsibility. Based on the institution's annual audited financial statements, the DOE evaluates institutions for compliance with these standards each year and following a change of ownership of the institution. In reviewing our financial statements, it has been the DOE's practice to measure financial responsibility on the basis of the financial statements of both our individual institutions and CEC on a consolidated basis.

        For purposes of measuring financial responsibility, the DOE calculates the institution's composite score based on its (i) equity ratio, which measures the institution's capital resources, ability to borrow and financial viability, (ii) primary reserve ratio, which measures the institution's ability to support current operations from expendable resources, and (iii) net income ratio, which measures the institution's ability to operate at a profit. An institution that does not meet the DOE's minimum composite score may demonstrate its financial responsibility by posting a letter of credit in favor of the DOE in an amount equal to at least 50% of the Title IV Program funds received by the institution during its prior fiscal year or posting such letter of credit in an amount equal to at least 10% of the Title IV Program funds received by the institution during its prior fiscal year and accepting other conditions of its participation in the Title IV Programs.

        The DOE also assesses the administrative capability of each institution that participates in the Title IV Programs. In addition, each institution is required to apply to the DOE for continued certification to participate in the Title IV Programs at least every six years, or when it undergoes a change of control.

        When we acquire an institution that is eligible to participate in the Title IV Programs, that institution undergoes a change of ownership resulting in a change of control ("change of control"), as defined by the DOE. Upon a change of control, an institution's eligibility to participate in the Title IV Programs is subject to review, and the institution could lose its eligibility unless it can reestablish its state authorization and accreditation and satisfy the other requirements to be recertified by the DOE as an eligible institution under our ownership. If an institution is recertified following a change of control, it will be recertified on a provisional basis. Since 1998, the DOE has had the authority to provisionally and temporarily certify an institution following a change of control under certain circumstances while the DOE reviews the institution's application. The DOE has provided such temporary certification to each institution we have acquired since January 1999 in periods of time ranging from 10 to 60 days after the date of the acquisition. Each of the U.S. institutions we have acquired has undergone a certification review under our ownership and has been certified to participate in the Title IV Programs. Pennsylvania Culinary Institute, which we acquired in December 2001, has been certified under our ownership on a temporary and provisional basis and has filed its application to obtain provisional certification.

        In Canada, there are several government programs that provide students attending eligible institutions with government sponsored financial assistance. The provisions governing an eligible institution vary by province and generally require an institution's programs qualifying for funding to meet certain rules and regulations and also to have the administration of the program independently audited.

        We perform periodic reviews of our compliance with the various applicable regulatory requirements. We have not been notified by any of the various regulatory agencies of any significant non-compliance matters and believe that we are in substantial compliance with applicable regulatory requirements as of December 31, 2001.

12.  EMPLOYEE BENEFIT PLANS

        We maintain a contributory profit sharing plan established pursuant to the provisions of Section 401(k) of the Internal Revenue Code that provides retirement benefits for our eligible employees. This plan requires matching contributions to eligible employees. Our matching contributions were approximately $2.8 million, $1.5 million and $1.0 million, respectively, for the years ended December 31, 2001, 2000 and 1999.

        We maintain an employee stock purchase plan that provides for the issuance of up to 1.0 million shares of common stock to be purchased by our eligible employees through periodic offerings. Our employees may purchase common stock through payroll deductions, not to exceed $20,000 per person within any calendar year, at 85% of the stock's fair market value. As of December 31, 2001, employees have cumulatively purchased 364,136 shares under the employee stock purchase plan.

        In January 2001, we established a deferred compensation plan whereby certain wages earned by plan participants are deferred and placed in a Rabbi Trust. Assets held in trust are invested in marketable securities on behalf of plan participants. We are required to consolidate into our financial statements the net assets of the trust. Assets held in trust are accounted for as trading securities, and, accordingly, changes in the fair value of such assets are recognized as realized investment gains or losses. Changes in the fair value of the deferred compensation obligation are recorded as charges or credits to compensation expense. Contributions to the plan by plan participants during 2001 were approximately $0.8 million. Distributions and net realized losses during 2001 were not material. The fair value of assets held in the Rabbi Trust and the accompanying deferred compensation obligation at December 31, 2001, of approximately $0.7 million is included in other noncurent assets and other long-term liabilities.

13.  QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

2001 Quarters	First	Second	Third	Fourth
	(In Thousands, Except Per Share Amounts)
Net revenue	$119,715	$121,298	$133,003	$155,224
Income from operations	11,127	9,035	14,574	34,086
Net income	6,282	4,957	7,822	19,294
Net income per share:
Basic	$0.15	$0.11	$0.18	$0.44
Diluted	0.14	0.11	0.17	0.42
2000 Quarters	First	Second	Third	Fourth
	(In Thousands, Except Per Share Amounts)
Net revenue	$70,315	$73,581	$82,261	$99,136
Income before cumulative effect of change in accounting principle	3,472	2,427	4,391	11,894
Income before cumulative effect of change in accounting principle per share:
Basic	$0.11	$0.07	$0.11	$0.29
Diluted	0.11	0.06	0.10	0.28
Net income	2,694	2,427	4,391	11,894
Net income per share:
Basic	$0.09	$0.07	$0.11	$0.29
Diluted	0.08	0.06	0.10	0.28

14.  VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charges to Net Revenue	Increase Due to Acquisitions	Amounts Written-off	Balance at End of Period
	(In Thousands)
Student receivable allowance activity for the year ended December 31, 2001	$5,499	$17,819	$7,791	$(15,836)	$15,273
Student receivable allowance activity for the year ended December 31, 2000	2,723	9,235	1,845	(8,304)	5,499
Student receivable allowance activity for the year ended December 31, 1999	2,127	6,697	361	(6,462)	2,723

QuickLinks

CAREER EDUCATION CORPORATION FORM 10-K TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
CAREER EDUCATION CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollars in Thousands)
CAREER EDUCATION CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Thousands, Except Per Share Amounts)
CAREER EDUCATION CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In Thousands)
CAREER EDUCATION CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands)
CAREER EDUCATION CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2001, 2000 and 1999