Form 10-Q
period 2002-03-31
CAREER EDUCATION CORP
filed 2002-05-14
CIK 1046568

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                              to

Commission File Number: 0-23245

Career Education Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3932190 (I.R.S. Employer Identification No.)

2895 Greenspoint Parkway, Suite 600, Hoffman Estates, IL 60195
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (847) 781-3600

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of May 13, 2002, 45,265,534 shares of the registrant's Common Stock, par value $.01, were outstanding.

CAREER EDUCATION CORPORATION

QUARTER ENDED MARCH 31, 2002

INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	3
	Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2002 and 2001	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	18
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	19
SIGNATURES		20

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands)

(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,148	$39,675
Receivables—
Students, net	58,883	57,914
Other, net	5,165	4,899
Inventories	7,644	6,808
Prepaid expenses and other current assets	19,715	16,905
Deferred income tax assets	2,101	4,393

Total current assets	97,656	130,594

PROPERTY AND EQUIPMENT, net	153,803	148,044
GOODWILL, net	193,654	195,635
INTANGIBLE ASSETS, net	8,627	8,961
OTHER ASSETS	7,472	7,555

TOTAL ASSETS	$461,212	$490,789

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$5,275	$44,369
Accounts payable	14,941	14,206
Accrued expenses and other current liabilities	31,103	20,910
Deferred tuition revenue	44,733	40,888

Total current liabilities	96,052	120,373

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	$28,317	$45,553
Deferred income tax liabilities	6,311	8,245
Other	7,169	10,213

Total long-term liabilities	41,797	64,011

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding at March 31, 2002 and December 31, 2001	—	—
Common stock, $.01 par value; 150,000,000 shares authorized; 44,979,695 and 44,697,817 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	450	447
Additional paid-in capital	251,684	246,636
Accumulated other comprehensive income	(1,346)	(1,288)
Retained earnings	72,575	60,610

Total stockholders' equity	323,363	306,405

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$461,212	$490,789

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2002	2001
REVENUE:
Tuition and registration fees, net	$153,874	$109,413
Other, net	16,038	10,302

Total net revenue	169,912	119,715

OPERATING EXPENSES:
Educational services and facilities	67,140	48,888
General and administrative	74,943	52,575
Depreciation and amortization	8,106	7,125

Total operating expenses	150,189	108,588

Income from operations	19,723	11,127

OTHER INCOME (EXPENSE):
Interest income	145	229
Interest expense	(325)	(515)
Share of affiliate earnings	737	577

Total other income	557	291

Income before provision for income taxes	20,280	11,418
PROVISION FOR INCOME TAXES	8,315	5,136

NET INCOME	$11,965	$6,282

NET INCOME PER SHARE:
Basic	$0.27	$0.15

Diluted	$0.26	$0.14

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	44,836	43,251

Diluted	46,868	45,131

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,965	$6,282
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Depreciation and amortization	8,106	7,125
Deferred income taxes	2,698	4,874
Compensation expense related to stock options	13	13
Changes in operating assets and liabilities, net of acquisitions	13,727	(24,127)

Net cash provided by (used in) operating activities	36,509	(5,833)

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of acquired cash	—	(1,383)
Acquisition transaction costs	(544)	(1,244)
Purchases of property and equipment, net	(13,597)	(12,464)
Change in investment in affiliate	(89)	—

Net cash used in investing activities	(14,230)	(15,091)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	2,141	2,485
Net proceeds from (payments of) revolving loans under credit agreement	(58,000)	9,000
Payments of capital lease obligations and other long-term debt	(1,917)	(17,636)

Net cash used in financing activities	(57,776)	(6,151)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(30)	(263)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(35,527)	(27,338)
CASH AND CASH EQUIVALENTS, beginning of period	39,675	33,742

CASH AND CASH EQUIVALENTS, end of period	$4,148	$6,404

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to the consolidated financial statements and notes to consolidated financial statements for the year ended December 31, 2001 included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2002.

        During the third quarter of 2001, our Board of Directors approved a two-for-one stock split affected in the form of a stock dividend. The dividend was paid on September 28, 2001 to stockholders of record on September 17, 2001. All share and per share amounts in the accompanying financial statements and notes thereto and in the body of this Form 10-Q have been retroactively adjusted to reflect this stock dividend.

Note 2—Business Acquisitions

American InterContinental University (AIU)

        On January 2, 2001, we completed our acquisition of EduTrek International, Inc. ("EduTrek"), a Georgia corporation and operator of American InterContinental University. EduTrek's shareholders received an aggregate of approximately 2.4 million shares of our common stock (0.1802 shares of our common stock for each share of EduTrek stock) and approximately $2.5 million in cash ($0.1877 per EduTrek share). The acquisition was accounted for as a purchase, and the purchase price exceeded the fair market value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $68.3 million. Based upon the finalization of our purchase accounting, we recorded additional reserves for deferred revenue and certain accrued liabilities existing at the date of the acquisition, resulting in an increase in goodwill of $2.1 million, net of tax, from the $68.3 million originally recorded. Additionally, on November 30, 2000, one of EduTrek's lenders assigned its $5.0 promissory note to us in exchange for $5.0 million plus accrued interest. In connection with the acquisition, we forgave this note and it became part of the purchase price.

        As part of the acquisition, we acquired a 30% minority interest in the American InterContinental University in Dubai, United Arab Emirates. The interest is accounted for using the equity method.

Texas Culinary Academy (TCA)

        On August 1, 2001, we acquired certain assets of Le Chef College of Hospitality Careers, Inc., doing business as Texas Culinary Academy, in exchange for the assumption of certain liabilities of the school. We paid no cash consideration in connection with the transaction, and no future consideration is due. We acquired the company primarily because of its potential for market leadership, the attractiveness of the educational market that it serves, and its potential for strong returns on invested capital. In addition, we acquired the school to gain access to an accredited institution in Texas, a geographic region in which we seek to expand. We plan to increase the school's enrollments significantly by increasing the number of programs offered, introducing our Le Cordon Bleu culinary program, expanding the school's marketing capabilities, and constructing a new facility.

        The acquisition was accounted for as a purchase, and, accordingly, acquired tangible and intangible assets and assumed liabilities were recorded at their estimated fair values as of August 1, 2001. Intangible assets acquired consist of accreditation and licensing rights with a fair value of approximately $1.1 million. There was no goodwill generated in the acquisition.

Pennsylvania Culinary Institute (PCI)

        On December 3, 2001, we acquired all of the outstanding stock of Pennsylvania Culinary Institute for approximately $44.0 million in cash with funds obtained under our credit agreement. As a result of purchase price adjustments provided for in the purchase agreement, as of March 31, 2002, we estimate that approximately $2.1 million, net of $0.6 million already received, is due to us from the former owner of PCI. We acquired the school primarily because of its strong brand value, its potential for market leadership, the attractiveness of the educational market that it serves, and its potential for strong returns of invested capital. In addition, our acquisition of the school will enhance our culinary presence in Pennsylvania and surrounding states and also give our other culinary schools a strong high school marketing model. We plan to increase the school's enrollments significantly by introducing our Le Cordon Bleu culinary program and expanding the school's marketing capabilities.

        The acquisition was accounted for as a purchase, and, accordingly, the purchase price, subject to adjustment, of approximately $44.8 million was allocated to the fair market values of acquired tangible and intangible assets of approximately $17.4 million and assumed liabilities of approximately $8.6 million as of December 3, 2001. Intangible assets acquired include, among others, accreditation, licensing, and Title IV participation rights with a fair value of approximately $2.4 million and a trade name with a fair value of approximately $1.6 million. Based upon a preliminary valuation and purchase price allocation, goodwill totaling approximately $36.0 million has been recorded. Additional adjustments may be made to the purchase price and the purchase price allocation upon the finalization of the valuation and the estimated amount due from the former owner; however, we do not believe that such adjustments will be material.

Note 3—Comprehensive Income

        The disclosure of comprehensive income, which encompasses net income and foreign currency translation adjustments, is as follows:

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Net Income	$11,965	$6,282
Other Comprehensive Loss
Foreign currency translation adjustment	(58)	(121)

Comprehensive Income	$11,907	$6,161

Note 4—Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and establishes specific criteria for the recognition of acquired intangible assets apart from goodwill. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to, at least, an annual assessment for impairment by applying a fair-value-based test. Effective January 1, 2002, we adopted a change in accounting principle to comply with the specific provisions and guidance of SFAS 141 and SFAS 142. We estimate that our adoption of SFAS 142 will result in a $4.1 million decrease in amortization expense and a $3.8 million increase in net income during 2002. We have not yet completed the transitional intangible asset impairment test required under SFAS 142 or determined whether or not an impairment loss will be recorded in connection with our adoption of the statement. Any impairment loss resulting from our completion of the transitional intangible asset impairment test would be recorded as the cumulative effect of a change in accounting principle.

        The following pro forma information assumes that SFAS 142 was adopted on January 1, 2001:

	Three Months Ended March 31,
	2002	2001
	(In thousands, except per share amounts)
Net income, as reported	$11,965	$6,282
Elimination of goodwill amortization, net of tax effect of $70	—	975

Pro forma net income	$11,965	$7,257

Net income per share
Basic—
Net income, as reported	$0.27	$0.15
Elimination of goodwill amortization, net of tax effect	—	0.02

Pro forma net income	$0.27	$0.17

Diluted—
Net income, as reported	$0.26	$0.14
Elimination of goodwill amortization, net of tax effect	—	0.02

Pro forma net income	$0.26	$0.16

        As of March 31, 2002, net intangible assets includes accreditation, licensing and Title IV participation rights of approximately $3.6 million. Such assets are considered to have indefinite useful lives and, in accordance with SFAS 142, are not subject to amortization but rather reviewed for impairment on at least an annual basis. Other net intangible assets, including, among others, covenants not-to-compete, trade names and licensing agreements, of approximately $5.0 million are amortized on a straight-line or accelerated basis over their estimated useful lives, which range from one to fifteen years.

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

Note 5—Credit Agreement

        As of March 31, 2002, we have approximately $20.0 million of borrowings outstanding under our credit agreement. Additionally, we have approximately $6.8 million of letters of credit outstanding as of such date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The discussion below contains certain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual growth, results, performance and business prospects and opportunities in 2002 and beyond could differ materially from what is expressed in, or implied by, any such forward-looking statements. See "Special Note Regarding Forward- Looking Statements" on page 17 for a discussion of risks and uncertainties that could cause or contribute to such material differences.

        The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and attached Notes to Condensed Consolidated Financial Statements appearing elsewhere herein.

Background and Overview

        We are a provider of private, for-profit postsecondary education with 42 campuses throughout the United States, Canada, the United Kingdom and the United Arab Emirates. We had approximately 40,800 students enrolled as of April 30, 2002. Our schools enjoy long operating histories and offer a variety of master's degree, bachelor's degree, associate degree, and diploma programs in career-oriented disciplines within our core curricula of:

  •
  Visual communication and design technologies

  •
  Information technology

  •
  Business studies

  •
  Culinary arts

        We have experienced significant growth both internally and through acquisitions. We have invested significant amounts of capital in the hiring of additional personnel and increased marketing and capital improvements at each of the schools we have acquired or opened. The increased costs of personnel and marketing are expensed as incurred and are reflected in general and administrative expenses. Additional depreciation is a result of capital improvements, and decreased amortization in 2002 is primarily a result of the elimination of goodwill amortization in connection with our January 1, 2002 adoption of SFAS 142.

        Our net revenue increased from $119.7 million during the three months ended March 31, 2001 to $169.9 million for the same period during 2002. In addition, our net income increased from $6.3 million during the first quarter of 2001 to $12.0 million during the first quarter of 2002. We believe that EBITDA, while not a substitute for generally accepted accounting principles' measures of operating results, is an important measure of our financial performance. During the first quarter of 2002, EBITDA was $28.6 million, a 52% increase from EBITDA of $18.8 million during the first quarter of 2001. We believe that EBITDA is particularly meaningful in light of the role acquisitions have played in our development. Historically, our rapid growth through acquisitions has resulted in significant non-cash depreciation and amortization expense because a significant portion of the purchase price of a school acquired by us is generally allocated to fixed assets, goodwill and other intangible assets. However, as a result of the elimination of goodwill amortization expense in connection with our January 1, 2002 adoption of SFAS 142, amortization expense has decreased significantly.

        Our principal source of revenue is tuition collected from our students. The academic year is at least 30 weeks in length but varies both by individual school and program of study. The academic year is divided by term, which is determined by start dates, which vary by school and program. Payment of tuition may be made by full cash payment, financial aid and/or an installment payment plan. If a student withdraws from school prior to the completion of the term, we refund the portion of tuition already paid that is attributable to the period of the term that is not completed. Tuition revenue is recognized ratably over the period of the student's program and is reflected net of bad debt expense. The portion of tuition payments received but not earned is recorded as deferred tuition revenue.

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

        Depreciation expense includes costs associated with the depreciation of, among other things, purchased computer laboratories, equipment, furniture and fixtures, courseware, owned facilities and equipment under capitalized leases. Depreciation is recognized using the straight-line method over the useful lives or lease terms of the related assets for financial reporting purposes and an accelerated method for income tax reporting purposes. Amortization expense includes the amortization of intangible assets. Through December 31, 2001, goodwill related to each acquisition completed before June 30, 2001 was amortized on a straight-line basis over its estimated useful life, and goodwill related to each acquisition completed after June 30, 2001 was not amortized, in accordance with SFAS 142. Beginning January 1, 2002, goodwill is no longer subject to amortization. However, goodwill is reviewed for impairment on at least an annual basis.

        Share of affiliate earnings represents our share of the income before provision for income taxes from our American InterContinental University campus in Dubai, United Arab Emirates. This entity is accounted for by the equity method and, therefore, is not consolidated in our results of operations.

Acquisitions

American InterContinental University (AIU)

        On January 2, 2001, we completed our acquisition of EduTrek International, Inc. ("EduTrek"), a Georgia corporation and operator of American InterContinental University. EduTrek's shareholders received an aggregate of approximately 2.4 million shares of our common stock (0.1802 shares of our common stock for each share of EduTrek stock) and approximately $2.5 million in cash ($0.1877 per EduTrek share). The acquisition was accounted for as a purchase, and the purchase price exceeded the fair market value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $68.3 million. Based upon the finalization of our purchase accounting, we recorded additional reserves for deferred revenue and certain accrued liabilities existing at the date of the acquisition, resulting in an increase in goodwill of $2.1 million, net of tax, from the $68.3 million originally recorded. Additionally, on November 30, 2000, one of EduTrek's lenders assigned its $5.0 promissory note to us, in exchange for $5.0 million plus accrued interest. In connection with the acquisition, we forgave this note and it became part of the purchase price.

        As part of the acquisition, we acquired a 30% minority interest in the American InterContinental University in Dubai, United Arab Emirates. The interest is accounted for using the equity method.

Texas Culinary Academy (TCA)

        On August 1, 2001, we acquired certain assets of Le Chef College of Hospitality Careers, Inc., doing business as Texas Culinary Academy, in exchange for the assumption of certain liabilities of the school. We paid no cash consideration in connection with the transaction, and no future consideration is due. We acquired the company primarily because of its potential for market leadership, the attractiveness of the educational market that it serves, and its potential for strong returns on invested capital. In addition, we acquired the school to gain access to an accredited institution in Texas, a geographic region in which we seek to expand. We plan to increase the school's enrollments significantly by increasing the number of programs offered, introducing our Le Cordon Bleu culinary program, expanding the school's marketing capabilities, and constructing a new facility.

        The acquisition was accounted for as a purchase, and, accordingly, acquired tangible and intangible assets and assumed liabilities were recorded at their estimated fair values as of August 1, 2001. Intangible assets acquired consist of accreditation and licensing rights with a fair value of approximately $1.1 million. There was no goodwill generated in the acquisition.

Pennsylvania Culinary Institute (PCI)

        On December 3, 2001, we acquired all of the outstanding stock of Pennsylvania Culinary Institute for approximately $44.0 million in cash with funds obtained under our credit agreement. As a result of purchase price adjustments provided for in the purchase agreement, as of March 31, 2002, we estimate that approximately $2.1 million, net of $0.6 million already received, is due to us from the former owner of PCI. We acquired the school primarily because of its strong brand value, its potential for market leadership, the attractiveness of the educational market that it serves, and its potential for strong returns of invested capital. In addition, our acquisition of the school will enhance our culinary presence in Pennsylvania and surrounding states and also give our other culinary schools a strong high school marketing model. We plan to increase the school's enrollments significantly by introducing our Le Cordon Bleu culinary program and expanding the school's marketing capabilities.

        The acquisition was accounted for as a purchase, and, accordingly, the purchase price, subject to adjustment, of approximately $44.8 million was allocated to the fair market values of acquired tangible and intangible assets of approximately $17.4 million and assumed liabilities of approximately $8.6 million as of December 3, 2001. Intangible assets acquired include, among others, accreditation, licensing, and Title IV participation rights with a fair value of approximately $2.4 million and a trade name with a fair value of approximately $1.6 million. Based upon a preliminary valuation and purchase price allocation, goodwill totaling approximately $36.0 million has been recorded. Additional adjustments may be made to the purchase price and the purchase price allocation upon the finalization of the valuation and the estimated amount due from the former owner; however, we do not believe that such adjustments will be material.

Results of Operations

        The following table summarizes our operating results as a percentage of net revenue for the periods indicated.

	Three Months Ended March 31,
	2002	2001
REVENUE:
Tuition and registration fees, net	90.6%	91.4%
Other, net	9.4	8.6

Total net revenue	100.0	100.0

OPERATING EXPENSES:
Educational services and facilities	39.5	40.8
General and administrative	44.1	43.9
Depreciation and amortization	4.8	6.0

Total operating expenses	88.4	90.7

Income from operations	11.6	9.3

OTHER INCOME (EXPENSE):
Interest income	0.1	0.2
Interest expense	(0.2)	(0.5)
Share of affiliate earnings	0.4	0.5

Total other income	0.3	0.2

Income before provision for income taxes	11.9	9.5
PROVISION FOR INCOME TAXES	4.9	4.3

NET INCOME	7.0%	5.2%

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

        Revenue.    Net tuition and registration fee revenue increased $44.5 million or 41%, from $109.4 million in the first quarter of 2001 to $153.9 million in the first quarter of 2002. The increase was due primarily to a $35.6 million or 33 percentage point improvement in net tuition and registration fee revenue on a same school basis (i.e., schools owned on or prior to January 2, 2001). This same-school revenue increase was attributable to an approximate 21 percentage point increase in the average student population at the schools we owned on or prior to January 2, 2001 and an approximate 12 percentage point revenue increase associated with tuition price increases and changes in student enrollment mix subsequent to the first quarter of 2001. The remainder of the increase in net tuition and registration fee revenue was due to additional revenue of $8.9 million generated by schools acquired or opened after January 2, 2001. This additional revenue accounted for 8 percentage points of the total 41% increase in net tuition and registration fee revenue during the first quarter of 2002. Bad debt expense increased $2.9 million or 83%, from $3.5 million in the first quarter of 2001 to $6.4 million in the first quarter of 2002. Bad debt expense as a percentage of quarterly gross school revenue increased from 2.8% during the first quarter of 2001 to 3.6% during the first quarter of 2002. This anticipated increase in bad debt expense as a percentage of gross school revenue is attributable primarily to a greater number of students taking higher priced programs, which results in lower government funding for students as a percentage of cash receipts and requires many of our students to enter into payment arrangements that may extend beyond their scheduled graduation dates. Our first quarter 2002 bad debt percentage of 3.6% represented a 0.1 percentage point decrease from our fourth quarter 2001 bad debt percentage of 3.7%.

        Other net revenue increased $5.7 million or 56%, from $10.3 million in the first quarter of 2001 to $16.0 million in the first quarter of 2002. This was due to an approximate $3.2 million or 31 percentage point improvement in other net revenue on a same-school basis, caused primarily by the increase in student population mentioned above, and additional other revenue of $2.5 million, or 24 percentage points of the total 56% increase, generated by schools acquired or opened after January 2, 2001. The disproportionate growth of other net revenue relative to net tuition and registration fee revenue growth was a result of a higher concentration of other net revenue at our newly acquired schools.

        Educational Services and Facilities Expense.    Educational services and facilities expense increased $18.3 million or 37%, from $48.9 million in the first quarter of 2001 to $67.1 million in the first quarter of 2002. Approximately $13.1 million, or 27 percentage points, of the total increase was attributable to schools owned on or prior to January 2, 2001. This same-school increase was due primarily to the increase in student population mentioned above, additional retention and student service activities, and an increase in curriculum development activities. Schools acquired or opened after January 2, 2001 accounted for $5.1 million, or 10 percentage points, of the total increase in educational services and facilities expense.

        General and Administrative Expense.    General and administrative expense increased $22.4 million or 43%, from $52.6 million during the first quarter of 2001 to $74.9 million during the first quarter of 2002. Of this increase, $5.4 million, or 10 percentage points, was attributable to schools acquired or opened after January 2, 2001, and $17.0 million, or 33 percentage points, was due to increased advertising, marketing and admissions activities by schools owned on or prior to January 2, 2001 in support of future growth.

        Depreciation and Amortization Expense.    Depreciation and amortization expense increased $1.0 million or 14%, from $7.1 million in the first quarter of 2001 to $8.1 million in the first quarter of 2002. Depreciation expense increased $2.1 million, or 39%, from $5.5 million in the first quarter of 2001 to $7.7 million in the first quarter of 2002, due an increase in depreciation expense of $1.6 million, or 29 percentage points, for schools owned on or prior to January 2, 2001, caused by 2001 and first quarter 2002 capital expenditures, and additional depreciation expense of $0.5 million, or 9 percentage points, for schools acquired or opened after January 2, 2001. Amortization expense decreased $1.2 million, or 74%, from $1.6 million in the first quarter of 2001 to $0.4 million in the first quarter of 2002, due primarily to the elimination of goodwill amortization of approximately $1.0 million in connection with our January 1, 2002 adoption of SFAS 142.

        Interest Income.    Interest income decreased $0.1 million or 37%, from $0.2 million in the first quarter of 2001 to $0.1 million in the first quarter of 2002, due primarily to a decrease in cash available for short-term investment purposes and generally lower interest rates paid on investment balances.

        Interest Expense.    Interest expense decreased $0.2 million or 37%, from $0.5 million in the first quarter of 2001 to $0.3 million in the first quarter of 2002, due primarily to decreases in interest rates paid on borrowings under our credit agreement.

        Share of Affiliate Earnings.    Share of affiliate earnings from our minority interest in American InterContinental University in Dubai, United Arab Emirates increased $0.2 million or 28%, from $0.6 million during the first quarter of 2001 to $0.7 million during the first quarter of 2002. We acquired a 30% minority interest in the entity in connection with our January 2, 2001 acquisition of Edutrek.

        Provision for Income Taxes.    The provision for income taxes increased $3.2 million or 62%, from $5.1 million in the first quarter of 2000 to $8.3 million in the first quarter of 2002, as a result of increases in pretax income, offset by a reduction of our effective income tax rate from 45% to 41%. Approximately 1.9 percentage points of the 4.0 percentage point decrease in our effective tax rate is attributable to the elimination of goodwill amortization expense during 2002 in connection with our January 1, 2002 adoption of SFAS 142.

        Net Income.    Net income increased 5.7 million or 91%, from $6.3 million in the first quarter of 2001 to $12.0 million in the first quarter of 2002, due to the cumulative effect of the factors noted above.

Liquidity and Capital Resources

        Our merger with EduTrek International, Inc. ("EduTrek"), operator of American InterContinental University, was completed on January 2, 2001. Under the terms of the merger agreement, EduTrek shareholders received an aggregate of approximately 2.4 million shares of our common stock (approximately 0.1802 shares of our stock for each share of EduTrek stock) and $2.5 million in cash (approximately $0.1877 per share). There were approximately 13.3 million EduTrek shares outstanding.

        On December 3, 2001, we acquired all of the outstanding stock of Pennsylvania Culinary Institute. The purchase price, subject to adjustment, of approximately $44.0 million was paid in cash with funds obtained under our credit agreement.

        We finance our operating activities and our internal growth primarily through cash generated from operations. We finance acquisitions primarily through funding from a combination of equity issuances, credit facilities and cash generated from operations. Net cash provided by operating activities increased to $36.5 million during the first quarter of 2002 from cash used in operating activities of $5.8 million during the first quarter of 2001 due to increases in net income and depreciation and a decrease in net operating assets. Excluding the effect of our January 2, 2001 acquisition of EduTrek, cash provided by operating activities during the first quarter of 2001 was approximately $4.5 million.

        Capital expenditures increased from $12.5 million during the first quarter of 2001 to $13.6 million during the first quarter of 2002 due primarily to investments in leasehold improvements in connection with new and expanded facilities and capital equipment purchases necessitated by increasing student population. Approximately $8.2 million, or 60%, of total first quarter 2002 capital expenditures were made in connection with expansion projects and information system improvements in support of current demands and anticipated future growth. We expect total capital expenditures to be approximately $60.0 million in 2002 as new locations are opened, student population increases, and other facilities and equipment are upgraded and expanded. We finance capital expenditures primarily with cash generated from operations.

        Net receivables increased $1.2 million, or 2%, from $62.8 million as of December 31, 2001 to $64.0 million as of March 31, 2002. Net receivables at March 31, 2002 and 2001, were 36% and 34%, respectively, of gross school revenue for the three months ended March 31, 2002 and 2001. The increase in net receivables as a percentage of gross school revenue was primarily due to a greater number of students taking higher priced programs that result in lower government funding for students as a percentage of cash receipts. This requires many of our students to enter into payment arrangements that may extend beyond their scheduled graduation dates. In order to assist students in funding their education, we have third party private loans available as alternative financing options. Day's Sales Outstanding (DSOs) for total accounts receivable were 33 days at March 31, 2002, a 3 day decrease from December 31, 2001 DSOs of 36 days.

        Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to tuition receivables. In establishing our allowance for doubtful accounts, we consider, among other things, a student's status (in-school or out-of-school), whether or not additional financial aid funding will be collected from Title IV programs or other sources and whether or not a student is currently making payments. Changes in trends in any of these areas may impact the allowance for doubtful accounts. The receivable balances of withdrawn students with delinquent obligations are fully reserved in our allowance for doubtful accounts. Our bad debt expense as a percentage of gross school revenue for the quarters ended March 31, 2002 and 2001 was 3.6% and 2.8%, respectively. Bad debt expense as a percentage of gross school revenue for the quarter ended December 31, 2001 was 3.7%

        We maintain a credit agreement with a syndicate of banks that has been amended from time to time. Under the amended credit agreement, we can borrow up to $90 million under a revolving credit facility ("revolving loans") and can obtain up to $50 million in letters of credit. Outstanding letters of credit reduce the revolving credit facility availability under the credit agreement. Our credit agreement matures on October 26, 2003. Under the credit agreement, our borrowings bear interest, payable quarterly, at either:

  (1)
  the bank's base or prime rate depending on whether the particular loan is denominated in U.S. or Canadian dollars, plus a specified number of basis points, ranging from 0 to 75, based upon our leverage ratio or

  (2)
  LIBOR, plus a specified number of basis points, ranging from 75 to 200 based upon our leverage ratio.

        Under the amended credit agreement, we are required to maintain, among other things, (1) certain financial ratios and (2) a specified level of net worth. We are also subject to limitations on, among other things, payment of cash dividends, disposition of assets and incurrence of additional indebtedness. We are required to pledge the stock of our subsidiaries as collateral for the repayment of our obligations under the credit agreement. We may make voluntary principal prepayments at any time but are required to do so if we generate excess cash flows, sell certain assets, or upon the occurrence of certain other events, as defined. As of March 31, 2002, we were in compliance with the covenants of the amended credit agreement.

        As of March 31, 2002, we had $20.0 million in outstanding credit borrowings and approximately $6.8 million of outstanding letters of credit under the amended credit agreement. As a result, at March 31, 2002, our credit availability under the credit agreement was approximately $63.2 million.

        We rent most of our facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through 2018. We also finance the acquisition of certain equipment through capital lease agreements. As of March 31, 2002, the principal balance of outstanding capital lease obligations was approximately $9.1 million.

        In connection with our December 3, 2001 acquisition of PCI, we recorded a reserve for the present value of payments due, beginning in 2008, under a pre-existing long-term contractual obligation for which the school will receive no benefit. Cash payments due under the agreement total approximately $9.0 million.

        As of March 31, 2002, future minimum cash payments due under contractual obligations, including our credit agreement, non-cancelable operating and capital lease agreements and other arrangements, are as follows (in thousands):

	2002	2003	2004	2005	2006	2007 & Thereafter	Total
Revolving loans	$—	$20,000	$—	$—	$—	$—	$20,000
Capital lease obligations	3,569	2,851	1,907	411	125	249	9,112
Other long-term debt	330	566	—	—	—	—	896
Operating lease obligations	36,497	43,727	40,713	37,041	36,196	208,395	402,569
Other long-terms obligations	75	—	—	—	—	9,000	9,075

Total contractual cash obligations	$40,471	$67,144	$42,620	$37,452	$36,321	$217,644	$441,652

        The U.S. Department of Education requires that we keep unbilled Title IV Program funds that are collected in separate cash accounts until the students are billed for the program portion related to such Title IV Program funds. In addition, all funds transferred to our schools through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of March 31, 2002, we held nominal amounts of such funds in separate accounts. The restrictions on any cash held in these accounts have not significantly affected our ability to fund daily operations.

Special Note Regarding Forward-Looking Statements

        This Form 10-Q contains certain statements that reflect our expectations regarding our future growth, results of operations, performance and business prospects and opportunities. Wherever possible, words such as "anticipate," "believe," "plan," "expect" and similar expressions have been used to identify these "forward-looking" statements. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to risks and uncertainties, which could cause our actual growth, results, performance and business prospects and opportunities to differ from those expressed in or implied by these statements.

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

        Our exposure to changes in interest rates is limited to borrowings under our revolving credit agreement that bear annual interest at variable rates tied to the prime rate and the LIBOR rate. The weighted average annual interest rate of borrowings under this credit agreement was 3.1% as of March 31, 2002. In addition, as of March 31, 2002, we had capital lease obligations totaling $9.1 million bearing interest at a weighted average annual interest rate of approximately 7.6%. We estimate that the book values of our debt instruments approximated their fair values as of March 31, 2002.

        We are subject to fluctuations in the value of the Canadian dollar and the British pound vis-à-vis the U.S. dollar. Our investment in our foreign operations is not significant and the book values of the assets and liabilities of these operations at March 31, 2002 approximated their fair values.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    None.

  (b)
  Reports on Form 8-K

    We filed a Current Report on Form 8-K on March 26, 2002 to report the dismissal of Arthur Andersen LLP as our independent public accountants and the appointment of Ernst & Young LLP to serve as our independent public accountants for the 2002 fiscal year (Items 4 and 7 Form 8-K).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION
Date: May 13, 2002	By:	/s/ JOHN M. LARSON John M. Larson Chairman, President and Chief Executive Officer (Principal Executive Officer)
Date: May 13, 2002	By:	/s/ PATRICK K. PESCH Patrick K. Pesch Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

QuickLinks

CAREER EDUCATION CORPORATION QUARTER ENDED MARCH 31, 2002 INDEX
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosure About Market Risk
PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES