Form 10-Q
period 2002-06-30
CAREER EDUCATION CORP
filed 2002-08-13
CIK 1046568

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                              to

Commission File Number: 0-23245

Career Education Corporation
(Exact name of registrant as specified in its charter)

Delaware	36-3932190
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2895 Greenspoint Parkway, Suite 600, Hoffman Estates, IL 60195
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (847) 781-3600

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of August 9, 2002, 45,424,364 shares of the registrant's Common Stock, par value $.01, were outstanding.

CAREER EDUCATION CORPORATION

QUARTER ENDED JUNE 30, 2002

INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands)

(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,947	$39,675
Receivables—
Students, net	59,793	57,914
Other, net	5,984	4,899
Inventories	8,989	6,808
Prepaid expenses and other current assets	17,887	16,905
Deferred income tax assets	3,429	4,393

Total current assets	102,029	130,594

PROPERTY AND EQUIPMENT, net	158,921	148,044
GOODWILL, net	196,325	195,635
INTANGIBLE ASSETS, net	8,271	8,961
OTHER ASSETS	8,563	7,555

TOTAL ASSETS	$474,109	$490,789

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$4,462	$44,369
Accounts payable	19,930	14,206
Accrued expenses and other current liabilities	37,777	20,910
Deferred tuition revenue	43,152	40,888

Total current liabilities	105,321	120,373

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	6,472	45,553
Deferred income tax liabilities	7,373	8,245
Other	11,295	10,213

Total long-term liabilities	25,140	64,011

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding at June 30, 2002 and December 31, 2001	—	—
Common stock, $.01 par value; 150,000,000 shares authorized; 45,370,116 and 44,697,817 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	454	447
Additional paid-in capital	261,047	246,636
Accumulated other comprehensive income	(756)	(1,288)
Retained earnings	82,903	60,610

Total stockholders' equity	343,648	306,405

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$474,109	$490,789

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
REVENUE:
Tuition and registration fees, net	$153,515	$109,616	$307,389	$219,029
Other, net	18,489	11,682	34,527	21,984

Total net revenue	172,004	121,298	341,916	241,013

OPERATING EXPENSES:
Educational services and facilities	71,046	51,913	138,186	100,801
General and administrative	75,511	52,641	150,454	105,216
Depreciation and amortization	8,177	7,709	16,283	14,834

Total operating expenses	154,734	112,263	304,923	220,851

Income from operations	17,270	9,035	36,993	20,162

OTHER INCOME (EXPENSE):
Interest income	231	167	376	396
Interest expense	(553)	(585)	(878)	(1,100)
Share of affiliate earnings	556	398	1,293	975

Total other income (expense)	234	(20)	791	271

Income before provision for income taxes	17,504	9,015	37,784	20,433
PROVISION FOR INCOME TAXES	7,176	4,058	15,491	9,194

NET INCOME	$10,328	$4,957	$22,293	$11,239

NET INCOME PER SHARE:
Basic	$0.23	$0.11	$0.50	$0.26

Diluted	$0.22	$0.11	$0.47	$0.25

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	45,217	43,579	45,027	43,416

Diluted	47,316	45,586	47,021	45,323

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars In Thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,328	$4,957	$22,293	$11,239
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,177	7,709	16,283	14,834
Deferred income taxes	(191)	(3,766)	2,507	1,108
Compensation expense related to stock options	13	13	26	26
Loss on sale of property and equipment	724	7	724	7
Changes in operating assets and liabilities, net of acquisitions	10,611	(3,723)	24,338	(27,850)

Net cash provided by (used in) operating activities	29,662	5,197	66,171	(636)

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of acquired cash	—	51	—	(1,332)
Acquisition transaction costs	(248)	(81)	(792)	(1,325)
Purchase of property and equipment, net	(12,819)	(15,656)	(26,416)	(28,120)
Change in investment in affiliate	204	—	115	—

Net cash used in investing activities	(12,863)	(15,686)	(27,093)	(30,777)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	3,932	1,184	6,073	3,669
Net proceeds from (payments of) revolving loans	(17,500)	5,000	(75,500)	14,000
Payments of capital lease obligations and other long-term debt	(1,637)	(2,056)	(3,554)	(19,692)

Net cash provided by (used in) financing activities	(15,205)	4,128	(72,981)	(2,023)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	205	230	175	(33)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,799	(6,131)	(33,728)	(33,469)
CASH AND CASH EQUIVALENTS, beginning of period	4,148	6,404	39,675	33,742

CASH AND CASH EQUIVALENTS, end of period	$5,947	$273	$5,947	$273

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations for purchase of equipment	—	$1,600	—	$1,600

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. The condensed consolidated balance sheet as of December 31, 2001 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to the consolidated financial statements and notes to consolidated financial statements for the year ended December 31, 2001 included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2002.

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

Note 2—Business Acquisitions

American InterContinental University (AIU)

        On January 2, 2001, we completed our acquisition of EduTrek International, Inc. ("EduTrek"), a Georgia corporation and operator of American InterContinental University. EduTrek's shareholders received an aggregate of approximately 2.4 million shares of our common stock (0.1802 shares of our common stock for each share of EduTrek stock) and approximately $2.5 million in cash ($0.1877 per EduTrek share). The acquisition was accounted for as a purchase, and the purchase price exceeded the fair market value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $70.4 million. Based upon the finalization of our purchase accounting, we recorded additional reserves for deferred revenue and certain accrued liabilities existing at the date of the acquisition, resulting in an increase in goodwill of $2.1 million, net of tax, from the $68.3 million originally recorded. Additionally, on November 30, 2000, one of EduTrek's lenders assigned its $5.0 million promissory note to us in exchange for $5.0 million plus accrued interest. In connection with the acquisition, we forgave this note and it became part of the purchase price.

        As part of the acquisition, we acquired a 30% minority interest in the American InterContinental University in Dubai, United Arab Emirates. The interest is accounted for using the equity method.

Texas Culinary Academy (TCA)

        On August 1, 2001, we acquired certain assets of Le Chef College of Hospitality Careers, Inc., doing business as Texas Culinary Academy, in exchange for the assumption of certain liabilities of TCA. We paid no cash consideration in connection with the transaction, and no future consideration is due. We acquired TCA primarily because of its potential for market leadership, the attractiveness of the educational market that it serves, and its potential for strong returns on invested capital. In addition, we acquired TCA to gain access to an accredited institution in Texas, a geographic region in which we seek to expand. We plan to increase TCA's enrollments significantly by increasing the number of programs offered, introducing our Le Cordon Bleu culinary program, expanding TCA's marketing capabilities, and constructing a new facility.

        The acquisition was accounted for as a purchase, and, accordingly, acquired tangible and intangible assets and assumed liabilities were recorded at their estimated fair values as of August 1, 2001. Intangible assets acquired consist of accreditation and licensing rights with a fair value of approximately $1.1 million. There was no goodwill generated in the acquisition.

Pennsylvania Culinary Institute (PCI)

        On December 3, 2001, we acquired all of the outstanding stock of Pennsylvania Culinary Institute for approximately $44.0 million in cash with funds obtained under our credit agreement. We acquired PCI primarily because of its strong brand value, its potential for market leadership, the attractiveness of the educational market that it serves, and its potential for strong returns of invested capital. In addition, our acquisition of PCI will enhance our culinary presence in Pennsylvania and surrounding states and provide our other culinary schools with a strong high school marketing model. We plan to increase PCI's enrollments significantly by introducing our Le Cordon Bleu culinary program and expanding PCI's marketing capabilities.

        The acquisition was accounted for as a purchase, and, accordingly, the purchase price, subject to adjustment, of approximately $44.8 million was allocated to the fair market values of acquired tangible and intangible assets of approximately $15.0 million and assumed liabilities of approximately $8.6 million as of December 3, 2001. Intangible assets acquired include, among others, accreditation, licensing, and Title IV participation rights with a fair value of approximately $2.4 million and a trade name with a fair value of approximately $1.6 million. Based upon a preliminary valuation and purchase price allocation, goodwill totaling approximately $38.4 million has been recorded. Additional adjustments may be made to the purchase price and the purchase price allocation upon the finalization of the valuation. However, we do not believe that such adjustments will be material.

Note 3—Comprehensive Income

        Comprehensive income, which encompasses net income and foreign currency translation adjustments, is as follows:

	Six Months Ended June 30,
	2002	2001
	(In thousands)
Net income	$22,293	$11,239
Other comprehensive income
Foreign currency translation adjustment	532	319

Comprehensive income	$22,825	$11,558

Note 4—Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and establishes specific criteria for the recognition of acquired intangible assets apart from goodwill. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to, at least, an annual assessment for impairment by applying a fair-value-based test. Effective January 1, 2002, we adopted a change in accounting principle to comply with the specific provisions and guidance of SFAS 141 and SFAS 142. We estimate that our adoption of SFAS 142 will result in a $4.2 million decrease in amortization expense and a $3.9 million increase in net income during 2002. We have completed the transitional intangible asset impairment test required under SFAS 142 and, based on the results of the test, concluded that no impairment of goodwill or other indefinite lived intangible assets has occurred. Therefore, no impairment loss will be recorded in connection with our adoption of SFAS 142.

        The following pro forma information assumes that SFAS 142 was adopted on January 1, 2001:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands, except per share amounts)
Net income, as reported	$10,328	$4,957	$22,293	$11,239
Elimination of goodwill amortization, net of tax effect of $69 and $139, respectively, for the three months and six months ended June 30, 2001	—	959	—	1,934

Pro forma net income	$10,328	$5,916	$22,293	$13,173

Net income per share:
Basic—
Net income, as reported	$0.23	$0.11	$0.50	$0.26
Elimination of goodwill amortization, net of tax effect	—	0.02	—	0.04

Pro forma net income	$0.23	$0.13	$0.50	$0.30

Diluted—
Net income, as reported	$0.22	$0.11	$0.47	$0.25
Elimination of goodwill amortization, net of tax effect	—	0.02	—	0.04

Pro forma net income	$0.22	$0.13	$0.47	$0.29

        As of June 30, 2002, net intangible assets includes accreditation, licensing and Title IV participation rights of approximately $3.6 million. Such assets are considered to have indefinite useful lives and, in accordance with SFAS 142, are not subject to amortization but rather reviewed for impairment on at least an annual basis. Other net intangible assets of $4.7 million, including, among others, covenants not-to-compete of $1.0 million (net of accumulated amortization of $14.1 million), trade names of $1.6 million (net of accumulated amortization of $0.6 million) and licensing agreements of $2.1 million (net of accumulated amortization of $0.9 million), are amortized on a straight-line or accelerated basis over their estimated useful lives, which range from one to fifteen years.

        As of June 30, 2002, estimated future amortization expense is as follows (in thousands):

2002	$519
2003	975
2004	594
2005	425
2006	425
2007	425
2008 and thereafter	1,305

Total	$4,668

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

Note 5—Credit Agreement

        As of June 30, 2002, we have approximately $2.5 million of borrowings outstanding under our $90.0 million credit agreement. This amount is included in long-term debt in the accompanying unaudited condensed consolidated balance sheet. Additionally, we have approximately $8.2 million of letters of credit outstanding as of such date. As of June 30, 2002, credit availability under our credit agreement is approximately $79.3 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The discussion below contains certain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual growth, results, performance and business prospects and opportunities in 2002 and beyond could differ materially from what is expressed in, or implied by, any such forward-looking statements. See "Special Note Regarding Forward- Looking Statements" on page 18 for a discussion of risks and uncertainties that could cause or contribute to such material differences.

        The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and attached Notes to Condensed Consolidated Financial Statements appearing elsewhere herein.

Background and Overview

        We are a provider of private, for-profit postsecondary education with 42 campuses throughout the United States, Canada, the United Kingdom and the United Arab Emirates. We had approximately 40,650 students enrolled as of July 31, 2002. Our schools enjoy long operating histories and offer a variety of master's degree, bachelor's degree, associate degree, and diploma programs in career-oriented disciplines within our core curricula of:

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

        Our net revenue increased from $241.0 million during the six months ended June 30, 2001 to $341.9 million for the same period during 2002 and from $121.3 million during the second quarter of 2001 to $172.0 million during the second quarter of 2002. In addition, our net income increased from $11.2 million during the first six months of 2001 to $22.3 million during the same period during 2002 and from $5.0 million during the second quarter of 2001 to $10.3 million during the second quarter of 2002. We believe that Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), while not a substitute for generally accepted accounting principles' measures of operating results, is an important measure of our financial performance. During the second quarter of 2002, EBITDA was $26.0 million, a 52% increase from EBITDA of $17.1 million during the second quarter of 2001. For the six months ended June 30, 2002, EBITDA increased $18.6 million or 52%, to $54.6 million from $36.0 million for the same period during 2001. EBITDA as a percentage of net revenue improved from 14.9% during the first six months of 2001 to 16.0% for the same period during 2002. We believe that EBITDA is particularly meaningful in light of the role acquisitions have played in our development. Historically, our rapid growth through acquisitions has resulted in significant non-cash depreciation and amortization expense because a significant portion of the purchase price of a school acquired by us is generally allocated to fixed assets, goodwill and other intangible assets. However, as a result of the elimination of goodwill amortization expense in connection with our January 1, 2002 adoption of SFAS 142, amortization expense has decreased significantly.

        Our principal source of revenue is tuition collected from our students. The academic year is at least 30 weeks in length but varies both by individual school and program of study. The academic year is divided by term, which is determined by start dates, which vary by school and program. Payment of tuition may be made by full cash payment, financial aid, an installment cash payment plan or a combination of cash and financial aid. If a student withdraws from school prior to the completion of the term, we refund the portion of tuition already paid that is attributable to the period of the term that is not completed. Tuition revenue is recognized ratably over the period of the student's program and is reflected net of bad debt expense. The portion of tuition payments received but not earned is recorded as deferred tuition revenue.

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

        General and administrative expense includes the costs of salaries and benefits of personnel in recruitment, admissions, accounting, personnel, compliance and corporate and school administration. Costs of promotion and development, advertising and production of marketing materials, and occupancy of the corporate offices are also included in this expense category.

        Depreciation expense includes costs associated with the depreciation of, among other things, purchased computer laboratories, equipment, furniture and fixtures, courseware, owned facilities and equipment under capitalized leases. Depreciation is recognized using the straight-line method over the useful lives or lease terms of the related assets for financial reporting purposes and an accelerated method for income tax reporting purposes. Amortization expense includes the amortization of intangible assets. Through December 31, 2001, goodwill related to each acquisition completed before June 30, 2001 was amortized on a straight-line basis over its estimated useful life, and goodwill related to each acquisition completed after June 30, 2001 was not amortized, in accordance with SFAS 142. Beginning January 1, 2002, goodwill and other indefinite lived intangible assets are no longer subject to amortization. However, goodwill and other indefinite lived intangible assets are reviewed for impairment on at least an annual basis.

        Share of affiliate earnings represents our share of the income before provision for income taxes from our American InterContinental University campus in Dubai, United Arab Emirates. This entity is accounted for using the equity method and, therefore, is not consolidated in our results of operations.

Acquisitions

American InterContinental University (AIU)

        On January 2, 2001, we completed our acquisition of EduTrek International, Inc. ("EduTrek"), a Georgia corporation and operator of American InterContinental University. EduTrek's shareholders received an aggregate of approximately 2.4 million shares of our common stock (0.1802 shares of our common stock for each share of EduTrek stock) and approximately $2.5 million in cash ($0.1877 per EduTrek share). The acquisition was accounted for as a purchase, and the purchase price exceeded the fair market value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $70.4 million. Based upon the finalization of our purchase accounting, we recorded additional reserves for deferred revenue and certain accrued liabilities existing at the date of the acquisition, resulting in an increase in goodwill of $2.1 million, net of tax, from the $68.3 million originally recorded. Additionally, on November 30, 2000, one of EduTrek's lenders assigned its $5.0 promissory note to us, in exchange for $5.0 million plus accrued interest. In connection with the acquisition, we forgave this note and it became part of the purchase price.

        As part of the acquisition, we acquired a 30% minority interest in the American InterContinental University in Dubai, United Arab Emirates. The interest is accounted for using the equity method.

Texas Culinary Academy (TCA)

        On August 1, 2001, we acquired certain assets of Le Chef College of Hospitality Careers, Inc., doing business as Texas Culinary Academy, in exchange for the assumption of certain liabilities of TCA. We paid no cash consideration in connection with the transaction, and no future consideration is due. We acquired TCA primarily because of its potential for market leadership, the attractiveness of the educational market that it serves, and its potential for strong returns on invested capital. In addition, we acquired TCA to gain access to an accredited institution in Texas, a geographic region in which we seek to expand. We plan to increase TCA's enrollments significantly by increasing the number of programs offered, introducing our Le Cordon Bleu culinary program, expanding TCA's marketing capabilities, and constructing a new facility.

        The acquisition was accounted for as a purchase, and, accordingly, acquired tangible and intangible assets and assumed liabilities were recorded at their estimated fair values as of August 1, 2001. Intangible assets acquired consist of accreditation and licensing rights with a fair value of approximately $1.1 million. There was no goodwill generated in the acquisition.

Pennsylvania Culinary Institute (PCI)

        On December 3, 2001, we acquired all of the outstanding stock of Pennsylvania Culinary Institute for approximately $44.0 million in cash with funds obtained under our credit agreement. We acquired PCI primarily because of its strong brand value, its potential for market leadership, the attractiveness of the educational market that it serves, and its potential for strong returns of invested capital. In addition, our acquisition of PCI will enhance our culinary presence in Pennsylvania and surrounding states and provide our other culinary schools with a strong high school marketing model. We plan to increase PCI's enrollments significantly by introducing our Le Cordon Bleu culinary program and expanding PCI's marketing capabilities.

        The acquisition was accounted for as a purchase, and, accordingly, the purchase price, subject to adjustment, of approximately $44.8 million was allocated to the fair market values of acquired tangible and intangible assets of approximately $15.0 million and assumed liabilities of approximately $8.6 million as of December 3, 2001. Intangible assets acquired include, among others, accreditation, licensing, and Title IV participation rights with a fair value of approximately $2.4 million and a trade name with a fair value of approximately $1.6 million. Based upon a preliminary valuation and purchase price allocation, goodwill totaling approximately $38.4 million has been recorded. Additional adjustments may be made to the purchase price and the purchase price allocation upon the finalization of the valuation. However, we do not believe that such adjustments will be material.

Results of Operations

        The following table summarizes our operating results as a percentage of net revenue for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
REVENUE:
Tuition and registration fees, net	89.3%	90.4%	89.9%	90.9%
Other, net	10.7	9.6	10.1	9.1

Total net revenue	100.0	100.0	100.0	100.0

OPERATING EXPENSES:
Educational services and facilities	41.3	42.8	40.4	41.8
General and administrative	43.9	43.4	44.0	43.7
Depreciation and amortization	4.8	6.4	4.8	6.1

Total operating expenses	90.0	92.6	89.2	91.6

Income from operations	10.0	7.4	10.8	8.4
OTHER INCOME (EXPENSE):
Interest income	0.2	0.2	0.1	0.2
Interest expense	(0.3)	(0.5)	(0.2)	(0.5)
Share of affiliate earnings	0.3	0.3	0.4	0.4

Total other income (expense)	0.2	0.0	0.3	0.1

Income before provision for income taxes	10.2	7.4	11.1	8.5
PROVISION FOR INCOME TAXES	4.2	3.3	4.6	3.8

NET INCOME	6.0%	4.1%	6.5%	4.7%

        Revenue.    Net tuition and registration fee revenue increased $43.9 million or 40%, from $109.6 million in the second quarter of 2001 to $153.5 million in the second quarter of 2002. The increase was due primarily to a $31.7 million or 29 percentage point improvement in net tuition and registration fee revenue on a same school basis (i.e. schools owned on or prior to January 2, 2001). This same-school revenue increase was attributable to an approximate 21 percentage point increase in the average student population at the schools we owned on or prior to January 2, 2001 during the second quarter of 2002 and an approximate 8 percentage point revenue increase associated with tuition price increases and changes in student enrollment mix subsequent to the second quarter of 2001. The remainder of the increase in net tuition and registration fee revenue was due to additional revenue of $12.2 million generated by schools acquired or opened after January 2, 2001. This additional revenue accounted for 11 percentage points of the total 40% increase in net tuition and registration fee revenue during the second quarter of 2002. Bad debt expense increased $3.0 million or 89%, from $3.4 million in the second quarter of 2001 to $6.4 million in the second quarter of 2002. Bad debt expense as a percentage of quarterly gross school revenue increased from 2.7% during the second quarter of 2001 to 3.6% during the second quarter of 2002. This anticipated increase in bad debt expense as a percentage of gross school revenue is primarily attributable to a greater number of students taking higher priced programs, which results in lower government funding for students as a percentage of cash receipts and requires many of our students to enter into payment arrangements that may extend beyond their scheduled graduation dates. Our second quarter 2002 bad debt percentage of 3.6% is consistent with our first quarter 2002 bad debt percentage of 3.6% and represented 0.1 percentage point decrease from our fourth quarter 2001 bad debt percentage of 3.7%.

        For the six months ended June 30, 2002, net tuition and registration fee revenue increased $88.4 million or 40%, from $219.0 to $307.4 million, due primarily to an approximate $67.3 million or 31 percentage point improvement in net tuition and registration fee revenue earned by schools owned on or before January 2, 2001. The remainder of the increase in net tuition and registration fee revenue was due to additional revenue of $21.1 million generated by schools acquired or opened after January 2, 2001. This additional revenue accounted for 9 percentage points of the total 40% increase in net tuition and registration fee revenue during the second quarter of 2002. Bad debt expense as a percentage of gross school revenue increased from 2.8% during the six months ended June 30, 2001 to 3.6% during the six months ended June 30, 2002 due primarily to the reasons discussed above.

        Other net revenue increased $6.8 million or 58%, from $11.7 million in the second quarter of 2001 to $18.5 million in the second quarter of 2002. This increase is attributable to an approximate $3.2 million or 27 percentage point improvement in other net revenue on a same-school basis, caused primarily by the increase in student population mentioned above, and additional other revenue of $3.6 million, or 31 percentage points of the total 58% increase, generated by schools acquired or opened after January 2, 2001. The disproportionate growth of other revenue relative to net tuition and registration fee revenue growth was primarily a result of a higher concentration of other net revenue at our newly acquired schools.

        For the six months ended June 30, 2002, other net revenue increased $12.5 million or 57%, from $22.0 to $34.5 million. This increase is due to an approximate $6.4 million or 29 percentage point improvement in other net revenue on a same school basis and additional other net revenue of $6.1 million, or 28 percentage points of the total 57% increase, generated by schools acquired or opened after January 2, 2001.

        Educational Services and Facilities Expense.    Educational services and facilities expense increased $19.1 million or 37%, from $51.9 million during the second quarter of 2001 to $71.0 million during the second quarter of 2002. Approximately $12.2 million or 24 percentage points of the total increase was attributable to increases in educational services and facilities expense incurred by schools owned on or prior to January 2, 2001. This same-school increase was due primarily to the increase in student population mentioned above, additional student service activities designed to improve retention, and an increase in curriculum development activities. Schools acquired or opened after January 2, 2001 accounted for $6.9 million or 13 percentage points of the total increase in educational services and facilities expense.

        For the six months ended June 30, 2002, educational services and facilities expense increased $37.4 million or 37%, from $100.8 million to $138.2 million, due to a same-school increase of $24.9 million or 25 percentage points and additional educational service and facilities expense of $12.4 million, or 12 percentage points of the total 37% increase, incurred by schools acquired or opened after January 2, 2001.

        General and Administrative Expense.    General and administrative expense increased $22.9 million or 43%, from $52.6 million during the second quarter of 2001 to $75.5 million during the second quarter of 2002. Of this increase, $9.0 million, or 17 percentage points of the total increase, was attributable to schools acquired or opened after January 2, 2001, and $13.9 million, or 26 percentage points of the total increase, was due primarily to increased advertising, marketing and admissions activities by schools owned on or prior to January 2, 2001 in support of anticipated future growth.

        For the six months ended June 30, 2002, general and administrative expense increased $45.3 million or 43%, from $105.3 million to $150.5 million, due to a same-school increase of $29.7 million or 28 percentage points and additional general and administrative expense of $15.5 million, or 15 percentage points of the total 43% increase, incurred by schools acquired or opened after January 2, 2001.

        Depreciation and Amortization Expense.    Depreciation and amortization expense increased $0.5 million or 6%, from $7.7 million during the second quarter of 2001 to $8.2 million during the second quarter of 2002. Depreciation expense increased by $1.6 million or 26%, from $6.2 million in the second quarter of 2001 to $7.8 million in the second quarter of 2002. This increase is attributable primarily to an increase in same-school depreciation expense of $0.9 million, or 14 percentage points of the total increase, caused by 2001 and 2002 capital expenditures, and additional depreciation expense of $0.7 million, or 12 percentage points of the total increase, incurred by schools acquired or opened after January 2, 2001. Amortization expense decreased $1.1 million, or 73%, from $1.5 million during the second quarter of 2001 to $0.4 million during the second quarter of 2002, due primarily to the elimination of goodwill amortization of approximately $1.0 million in connection with our January 1, 2002 adoption of SFAS 142.

        For the six months ended June 30, 2002, depreciation and amortization expense increased $1.4 million or 10%, from $14.8 million to $16.3 million. Depreciation expense increased by $3.7 million or 32%, from $11.7 million during the first six months of 2001 to $15.4 million for the same period during 2002, due to same-school depreciation expense growth of $2.4 million and additional depreciation expense of $1.3 million incurred by schools acquired or opened after January 2, 2001. Amortization expense decreased $2.3 million or 73%, from $3.1 million during the first six months of 2001 to $0.8 million for the same period during 2002, due primarily to the elimination of goodwill amortization of approximately $2.1 million in connection with our January 1, 2002 adoption of SFAS 142.

        Interest Income.    Interest income increased $0.1 million or 38%, from $0.1 million in the second quarter of 2001 to $0.2 million in the second quarter of 2002, due primarily to an increase in cash available for short-term investment purposes, offset by generally lower interest rates paid on investment balances.

        Interest income generated during the first six months of 2002 of $0.4 million was consistent with second quarter 2001 interest income of $0.4 million.

        Interest Expense.    Interest expense incurred during the first quarter of 2002 of $0.6 million was consistent with second quarter 2001 interest expense of $0.6 million.

        For the six months ended June 30, 2002, interest expense decreased 20%, from $1.1 million to $0.9 million due primarily to lower average borrowings and decreases in interest rates paid on borrowings under our credit agreement.

        Share of Affiliate Earnings.    Share of affiliate earnings from our minority interest in American InterContinental University in Dubai, United Arab Emirates increased $0.2 million or 40%, from $0.4 million during the second quarter of 2001 to $0.6 million during the second quarter of 2002. We acquired a 30% minority interest in the school in connection with our January 2, 2001 acquisition of EduTrek.

        For the six months ended June 30, 2002, share of affiliate earnings increased $0.3 million or 33%, from $1.0 million to $1.3 million.

        Provision for Income Taxes.    Provision for income taxes increased $3.1 million or 77%, from $4.1 million in the second quarter of 2001 to $7.2 million in the second quarter of 2002, as a result of increases in pretax income, offset by a reduction of our effective income tax rate from 45% to 41%. Approximately 2 percentage points of the 4 percentage point decrease in our effective tax rate are attributable to the elimination of goodwill amortization expense during 2002 in connection with our January 1, 2002 adoption of SFAS 142. The remainder of the reduction in the effective tax rate is attributable to the impact of various tax planning strategies.

        For the six months ended June 30, 2002, the provision for income taxes increased $6.3 million or 69%, from $9.2 million to $15.5 million, due to the factors noted above.

        Net Income.    Net income increased $5.4 million or 108%, from $5.0 million in the second quarter of 2001 to $10.3 million in the second quarter of 2002, due to the cumulative effect of the factors noted above.

        For the six months ended June 30, 2002, net income increased $11.1 million or 98%, from $11.2 million to $22.3 million.

Liquidity and Capital Resources

        Our merger with EduTrek, operator of American InterContinental University, was completed on January 2, 2001. Under the terms of the merger agreement, EduTrek shareholders received an aggregate of approximately 2.4 million shares of our common stock (approximately 0.1802 shares of our stock for each share of EduTrek stock) and $2.5 million in cash (approximately $0.1877 per share).

        On December 3, 2001, we acquired all of the outstanding stock of Pennsylvania Culinary Institute. The purchase price, subject to adjustment, of approximately $44.0 million was paid in cash with funds obtained under our credit agreement.

        We finance our operating activities and our internal growth primarily through cash generated from operations. We finance acquisitions primarily through funding from a combination of equity issuances, credit facilities and cash generated from operations. Net cash provided by operating activities increased to $66.2 million during the first six months of 2002 from cash used in operating activities of $0.6 million during the same period for the same period during 2001 due primarily to increases in net income and depreciation and a decrease in net operating assets. Of the $27.9 million increase in net operating assets during the six months ended June 30, 2001, $15.6 million is attributable to our January 2, 2001 acquisition of EduTrek. These planned changes in net operating assets that have occurred since the acquisition date flow through cash flows from operating activities rather than through cash flows from business acquisitions under investing activities. Excluding the effect of our acquisition of EduTrek, cash provided by operating activities during the first six months of 2001 was approximately $11.6 million.

        Net cash provided by operating activities increased from $5.2 million during the second quarter of 2001 to $29.7 million during the second quarter of 2002 due primarily to increases in net income and depreciation and a decrease in net operating assets. Excluding the impact of our January 2, 2001 acquisition of EduTrek, cash provided by operating activities during the second quarter of 2001 was approximately $7.1 million.

        Capital expenditures decreased from $28.1 million during the first six months of 2001 to $26.4 million during the first six months of 2002. Capital expenditures during 2002 include, among other things, investments in leasehold improvements in connection with new and expanded facilities and capital equipment purchases necessitated by increasing student population. Approximately $15.8 million or 60% of total capital expenditures during the first six months of 2002 were made in connection with expansion projects and information system improvements in support of current demands and anticipated future growth. We expect total capital expenditures to be approximately $60.0 million to $65.0 million during 2002, as new locations are opened, student population increases, and other facilities and equipment are upgraded and expanded. We finance capital expenditures primarily with cash generated from operations.

        Net receivables increased $3.0 million or 5%, from $62.8 million as of December 31, 2001 to $65.8 million as of June 30, 2002. Net receivables as of June 30, 2002 and 2001 were 19% and 18%, respectively, of gross school revenue for the six months ended June 30, 2002 and 2001. The increase in net receivables as a percentage of gross school revenue is attributable primarily to a greater number of students taking higher priced programs that result in lower government funding for students as a percentage of cash receipts. This requires many of our students to enter into payment arrangements that may extend beyond their scheduled graduation dates. In order to assist students in funding their education, we have third party private loans available as alternative financing options. Quarterly Days Sales Outstanding (DSOs) for total accounts receivable were 34 days as of June 30, 2002. This represents a 2 day decrease from quarterly June 30, 2001 DSOs of 36 days.

        Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to student receivables. In establishing our allowance for doubtful accounts, we consider, among other things, a student's status (in-school or out-of-school), whether or not additional financial aid funding will be collected from Title IV programs or other sources and whether or not a student is currently making payments. Changes in trends in any of these areas may impact the allowance for doubtful accounts. The receivable balances of withdrawn students with delinquent obligations are fully reserved in our allowance for doubtful accounts. Our bad debt expense as a percentage of gross school revenue for the quarters ended June 30, 2002 and 2001 was 3.6% and 2.7%, respectively. Bad debt expense as a percentage of gross school revenue for the quarters ended March 31, 2002 and December 31, 2001, respectively, was 3.6% and 3.7%.

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

        Under the amended credit agreement, we are required to maintain, among other things, (1) certain financial ratios and (2) a specified level of net worth. We are also subject to limitations on, among other things, payment of cash dividends, disposition of assets and incurrence of additional indebtedness. We are required to pledge the stock of our subsidiaries as collateral for the repayment of our obligations under the credit agreement. We may make voluntary principal prepayments at any time but are required to do so if we generate excess cash flows, sell certain assets, or upon the occurrence of certain other events, as defined. As of June 30, 2002, we were in compliance with the covenants of the amended credit agreement.

        As of June 30, 2002, we had $2.5 million in outstanding credit borrowings and approximately $8.2 million of outstanding letters of credit under the amended credit agreement. As a result, at June 30, 2002, credit availability under our credit agreement was approximately $79.3 million.

        We rent most of our facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through 2018. We also finance the acquisition of certain equipment through capital lease agreements. As of June 30, 2002, the principal balance of outstanding capital lease obligations was approximately $7.6 million.

        In connection with our December 3, 2001 acquisition of PCI, we recorded a reserve for the present value of payments due, beginning in 2008, under a pre-existing long-term contractual obligation for which PCI will receive no benefit. Cash payments due under the agreement total approximately $9.0 million.

        As of June 30, 2002, future minimum cash payments due under contractual obligations, including our credit agreement, non-cancelable operating and capital lease agreements and other arrangements, are as follows (in thousands):

	2002	2003	2004	2005	2006	2007 & Thereafter	Total
Revolving loans	$—	$2,500	$—	$—	$—	$—	$2,500
Capital lease obligations	3,263	2,851	1,907	411	125	249	8,806
Other long-term debt	230	566	—	—	—	—	796
Operating lease obligations	18,249	43,727	40,713	37,041	36,196	208,395	384,321
Other long-terms obligations	75	—	—	—	—	9,000	9,075

Total contractual cash obligations	$21,817	$49,644	$42,620	$37,452	$36,321	$217,644	$405,498

        The U.S. Department of Education requires that we hold unbilled Title IV Program funds that are collected in separate cash accounts until the students are billed for the program portion related to such Title IV Program funds. In addition, all funds transferred to our schools through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of June 30, 2002, we held nominal amounts of such funds in separate accounts. The restrictions on any cash held in these accounts have not significantly affected our ability to fund daily operations.

Special Note Regarding Forward-Looking Statements

        This Form 10-Q contains certain statements that reflect our expectations regarding our future growth, results of operations, performance and business prospects and opportunities. Wherever possible, words such as "anticipate," "believe," "plan," "expect" and similar expressions have been used to identify these "forward-looking" statements. These statements reflect our management's current beliefs and are based on information currently available to us. Accordingly, these statements are subject to risks and uncertainties, which could cause our actual growth, results, performance and business prospects and opportunities to differ from those expressed in or implied by these statements.

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

        Our exposure to changes in interest rates is limited to borrowings under our credit agreement that bear annual interest at variable rates tied to the prime rate and the LIBOR rate. The weighted average annual interest rate of borrowings under this credit agreement was 4.8% as of June 30, 2002. In addition, as of June 30, 2002, we had capital lease obligations totaling $7.6 million bearing interest at a weighted average annual interest rate of approximately 8.0%. We estimate that the book values of our debt instruments approximated their fair values as of June 30, 2002.

        We are subject to fluctuations in the value of the Canadian dollar and the British pound vis-à-vis the U.S. dollar. Our investment in our foreign operations is not significant and the book values of the assets and liabilities of these operations at June 30, 2002 approximated their fair values.

PART II—OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

  (a)
  Our annual meeting of stockholders was held on May 17, 2002.

  (b)
  Our stockholders voted as follows to elect two Class I directors to our board of directors:

Directors:	Votes For:	Authority Withheld:
Robert E. Dowdell	40,687,498	887,039
Patrick K. Pesch	40,750,519	824,018

    In addition to Mr. Dowdell and Mr. Pesch, the following directors' terms of office as directors continued after the meeting: Thomas B. Lally, John M. Larson, Wallace O. Laub, and Keith K. Ogata.

  (c)
  Our stockholders voted as follows to approve an amendment to the Career Education Corporation 1998 Employee Incentive Compensation Plan, which authorizes the addition of 1,000,000 shares of common stock, authorized for issuance under such plan:

For:	Against:	Abstentions:
23,145,315	18,384,756	44,466
  (d)
  Our stockholders voted as follows to ratify the appointment of Ernst & Young LLP as independent auditors of our financial statements for the year ended December 31, 2002:

For:	Against:	Abstentions:
40,274,046	1,296,816	3,675

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  99.1
  Certification of CEO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  99.2
  Certification of CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  (b)
  Reports on Form 8-K

    We filed a Current Report on Form 8-K on May 28, 2002 to announce that our Board of Directors had adopted a Stockholder Rights Plan (Items 5 and 7 of Form 8-K).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION
Date: August 13, 2002	By:	/s/ JOHN M. LARSON John M. Larson Chairman, President and Chief Executive Officer (Principal Executive Officer)
Date: August 13, 2002	By:	/s/ PATRICK K. PESCH Patrick K. Pesch Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

QuickLinks

INDEX
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES