Form 10-Q
period 2002-09-30
CAREER EDUCATION CORP
filed 2002-11-13
CIK 1046568

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of November 11, 2002, 46,029,009 shares of the registrant's Common Stock, par value $.01, were outstanding.

CAREER EDUCATION CORPORATION

QUARTER ENDED SEPTEMBER 30, 2002

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars In Thousands)

(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,541	$39,675
Receivables—
Students, net	74,581	57,914
Other, net	6,976	4,899
Inventories	8,743	6,808
Prepaid expenses and other current assets	26,638	16,905
Deferred income tax assets	4,268	4,393

Total current assets	134,747	130,594

PROPERTY AND EQUIPMENT, net	165,768	148,044
GOODWILL, net	199,337	195,635
INTANGIBLE ASSETS, net	9,746	8,961
OTHER ASSETS	46,454	7,555

TOTAL ASSETS	$556,052	$490,789

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$3,707	$44,369
Accounts payable	22,311	14,206
Accrued expenses and other current liabilities	47,299	20,910
Deferred tuition revenue	52,208	40,888

Total current liabilities	125,525	120,373

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	43,251	45,553
Deferred income tax liabilities	3,060	8,245
Other	11,071	10,213

Total long-term liabilities	57,382	64,011

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding at September 30, 2002 and December 31, 2001	—	—
Common stock, $.01 par value; 150,000,000 shares authorized; 45,976,823 and 44,697,817 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	460	447
Additional paid-in capital	276,811	246,636
Accumulated other comprehensive income	(1,201)	(1,288)
Retained earnings	97,075	60,610

Total stockholders' equity	373,145	306,405

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$556,052	$490,789

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUE:
Tuition and registration fees, net	$168,373	$119,306	$475,762	$338,335
Other, net	21,029	13,697	55,556	35,681

Total net revenue	189,402	133,003	531,318	374,016

OPERATING EXPENSES:
Educational services and facilities	76,723	55,677	214,909	156,478
General and administrative	79,937	54,996	230,391	160,212
Depreciation and amortization	8,431	7,756	24,714	22,590

Total operating expenses	165,091	118,429	470,014	339,280

Income from operations	24,311	14,574	61,304	34,736

OTHER INCOME (EXPENSE):
Interest income	266	167	642	563
Interest expense	(656)	(577)	(1,534)	(1,677)
Share of affiliate earnings	100	59	1,393	1,034

Total other income (expense)	(290)	(351)	501	(80)

Income before provision for income taxes	24,021	14,223	61,805	34,656
PROVISION FOR INCOME TAXES	9,849	6,401	25,340	15,595

NET INCOME	$14,172	$7,822	$36,465	$19,061

NET INCOME PER SHARE:
Basic	$0.31	$0.18	$0.81	$0.44

Diluted	$0.30	$0.17	$0.77	$0.42

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	45,543	43,895	45,201	43,577

Diluted	47,557	46,000	47,178	45,427

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars In Thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,172	$7,822	$36,465	$19,061
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,431	7,756	24,714	22,590
Deferred income taxes	2,535	1,295	5,042	2,403
Compensation expense related to stock options	13	13	39	39
Royalty expense related to stock options	39	—	39	—
Loss (gain) on sale of property and equipment	(30)	3	694	10
Changes in operating assets and liabilities, net of acquisitions
Prepaid royalties	(39,474)	—	(39,474)	—
Other	(432)	(110)	23,906	(27,960)

Net cash provided by (used in) operating activities	(14,746)	16,779	51,425	16,143

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of acquired cash	(5,490)	(99)	(5,490)	(1,431)
Acquisition transaction costs	(296)	(116)	(1,088)	(1,441)
Purchases of property and equipment, net	(14,357)	(9,485)	(40,773)	(37,605)
Change in investment in affiliate	(101)	—	14	—

Net cash used in investing activities	(20,244)	(9,700)	(47,337)	(40,477)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	7,221	2, 082	13,294	5,751
Net proceeds from (payments of) revolving loans	37,500	2, 000	(38,000)	16, 000
Payments of capital lease obligations and other long-term debt	(2,057)	(2,092)	(5,611)	(21,784)

Net cash provided by (used in) financing activities	42,664	1,990	(30,317)	(33)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(80)	(154)	95	(187)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,594	8,915	(26,134)	(24,554)
CASH AND CASH EQUIVALENTS, beginning of period	5,947	273	39,675	33,742

CASH AND CASH EQUIVALENTS, end of period	$13,541	$9,188	$13,541	$9,188

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations for purchases of equipment	—	$767	—	$2,367
Fair value of option issued to Le Cordon Bleu	$3,000	—	$3,000	—
Fair value of common stock issued to EduTrek shareholders	—	—	—	$40,623

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. The condensed consolidated balance sheet as of December 31, 2001 has been derived from the audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to the consolidated financial statements and notes to consolidated financial statements for the year ended December 31, 2001 included in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2002.

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

        The acquisition was accounted for as a purchase, and, accordingly, acquired tangible and intangible assets and assumed liabilities were recorded at their estimated fair values as of August 1, 2001. Intangible assets acquired consist of accreditation, licensing, and Title IV participation rights with a fair value of approximately $1.2 million. There was no goodwill generated in the acquisition.

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

        The acquisition was accounted for as a purchase, and, accordingly, the purchase price plus acquisition costs, subject to adjustment, of approximately $44.8 million was allocated to the fair market values of acquired tangible and intangible assets of approximately $15.4 million and assumed liabilities of approximately $8.1 million as of December 3, 2001. Intangible assets acquired include, among others, accreditation, licensing, and Title IV participation rights with a fair value of approximately $2.4 million and a trade name with a fair value of approximately $1.6 million. Based upon a preliminary valuation and purchase price allocation, goodwill totaling approximately $37.5 million has been recorded. Additional adjustments may be made to the purchase price allocation. However, we do not believe that such adjustments will be material.

Missouri College

        On September 3, 2002, we acquired all of the issued and outstanding stock of Missouri College, Inc. for approximately $6.1 million in cash with funds obtained under our credit agreement. As a result of purchase price adjustments provided for in the purchase agreement, an estimated $0.1 million is due to us as of September 30, 2002 from the former owners of Missouri College, Inc. We acquired the school primarily because of its potential for market leadership, the attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. In addition, the acquisition of Missouri College provides us with access to an accredited institution in St. Louis, Missouri, a geographic location in which we seek to expand, and an opportunity to broaden our core curricula into the healthcare education field. We plan to increase the school's enrollments significantly by expanding the school's marketing capabilities and offering more programs.

        The acquisition was accounted for as a purchase and, accordingly, the purchase price plus acquisition costs, subject to adjustment, of approximately $6.5 million was allocated to the fair market values of the acquired tangible and intangible assets of approximately $3.4 million and assumed liabilities of approximately $0.8 million as of September 3, 2002. Intangible assets acquired include, among others, accreditation, licensing and Title IV participation rights with a fair value of approximately $1.2 million and a trade name with a fair value of approximately $0.5 million. Based upon a preliminary purchase price allocation, goodwill of approximately $3.9 million has been recorded. Subsequent adjustments may be made to the purchase price allocation based upon finalization of the amount due from the former owners. However, we do not believe that such adjustments will be material.

Note 3—Comprehensive Income

        Comprehensive income, which encompasses net income and foreign currency translation adjustments, is as follows:

	Nine Months Ended September 30,
	2002	2001
	(in thousands)
Net income	$36,465	$19,061
Other comprehensive income—
Foreign currency translation adjustment	87	(79)

Comprehensive income	$36,552	$18,982

Note 4—Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and establishes specific criteria for the recognition of acquired intangible assets apart from goodwill. Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to, at least, an annual assessment for impairment by applying a fair-value-based test. Effective January 1, 2002, we adopted a change in accounting principle to comply with the specific provisions and guidance of SFAS 141 and SFAS 142. We estimate that our adoption of SFAS 142 will result in a $4.2 million decrease in amortization expense and a $3.9 million increase in net income during 2002. During the second quarter of 2002, we completed the transitional intangible asset impairment test required under SFAS 142 and, based on the results of the test, concluded that no impairment of goodwill or other indefinite lived intangible assets has occurred. Therefore, no impairment loss will be recorded in connection with our adoption of SFAS 142.

        The following pro forma information assumes that SFAS 142 was adopted on January 1, 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands, except per share amounts)
Net income, as reported	$14,172	$7,822	$36,465	$19,061
Elimination of goodwill amortization, net of tax effect of $70 and $209, respectively, for the three months and nine months ended September 30, 2001	—	954	—	2,888

Pro forma net income	$14,172	$8,776	$36,465	$21,949

Net income per share:
Basic—
Net income, as reported	$0.31	$0.18	$0.81	$0.44
Elimination of goodwill amortization, net of tax effect	—	0.02	—	0.06

Pro forma net income	$0.31	$0.20	$0.81	$0.50

Diluted—
Net income, as reported	$0.30	$0.17	$0.77	$0.42
Elimination of goodwill amortization, net of tax effect	—	0.02	—	0.06

Pro forma net income	$0.30	$0.19	$0.77	$0.48

        As of September 30, 2002, net intangible assets includes accreditation, licensing and Title IV participation rights of approximately $4.8 million. Such assets, as well as certain trade names with a value of approximately $0.5 million, are considered to have indefinite useful lives and, in accordance with SFAS 142, are not subject to amortization but rather reviewed for impairment on at least an annual basis. Other net intangible assets of $4.4 million, including, among others, covenants not-to-compete of $0.9 million (net of accumulated amortization of $14.3 million), trade names of $1.5 million (net of accumulated amortization of $0.1 million) and licensing agreements of $2.0 million (net of accumulated amortization of $1.0 million), are amortized on a straight-line or accelerated basis over their estimated useful lives, which range from one to fifteen years.

        As of September 30, 2002, estimated future amortization expense is as follows (in thousands):

2002	$304
2003	1,014
2004	597
2005	426
2006	426
2007	426
2008 and thereafter	1,223

Total	$4,416

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

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Disposal Activities ("SFAS 146"). Under SFAS 146, liabilities for costs associated with a plan to dispose of an asset or to exit a business activity must be recognized in the period in which the costs are incurred. SFAS 146 is effective for disposal activities initiated after December 31, 2002. We do not believe that the adoption of this statement will have a significant impact on our financial position or results of operations.

Note 5—Credit Agreement

        As of September 30, 2002, we had approximately $40.0 million of borrowings outstanding under our $90.0 million credit agreement. This amount is included in long-term debt in the accompanying unaudited condensed consolidated balance sheet. Additionally, we had approximately $10.2 million of letters of credit outstanding as of such date. As of September 30, 2002, credit availability under our credit agreement is approximately $39.8 million.

Note 6—Amendment to License Agreement

        We have an agreement with Le Cordon Bleu Limited that gives us the exclusive right to use the Le Cordon Bleu trade name in the United States and Canada. Under this agreement, we pay Le Cordon Bleu Limited royalties based on eligible culinary revenues collected from students enrolled in Le Cordon Bleu culinary programs at our schools. The agreement terminates on December 31, 2008 but can be renewed for two successive five-year terms if certain conditions are met.

        Effective August 30, 2002, the agreement was amended to reduce the royalty rate payable on eligible culinary revenues from eight percent to two percent for the period from September 1, 2002 to December 31, 2008. On August 30, 2002, as consideration for the reduction of the royalty rate, we paid Le Cordon Bleu Limited a one-time royalty fee of $40.0 million and issued to Le Cordon Bleu Limited an option to purchase 100,000 shares of our common stock. The option is immediately exercisable at an exercise price per share of $39.20 and expires on August 29, 2012.

        The fair value of the option grant of approximately $3.0 million was estimated on the date of the grant based on the Black-Scholes option pricing model. The assumptions used to estimate the value of the option are as follows:

Dividend yield	—
Risk-free interest rate	4.0%
Volatility	50%
Contractual life (in years)	10

        The cash and equity consideration paid to Le Cordon Bleu Limited totaling approximately $43.0 million was recorded as a prepaid asset, approximately $35.6 million of which is classified as non-current as of September 30, 2002, and is being amortized to educational services and facilities expense on a straight-line basis over the remaining term of the license agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The discussion below contains certain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual growth, results, performance and business prospects and opportunities in 2002 and beyond could differ materially from what is expressed in, or implied by, any such forward-looking statements. See "Special Note Regarding Forward- Looking Statements" on page 21 for a discussion of risks and uncertainties that could cause or contribute to such material differences.

        The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and attached Notes to Condensed Consolidated Financial Statements appearing elsewhere herein.

Background and Overview

        We are a provider of private, for-profit postsecondary education with 43 campuses throughout the United States, Canada, the United Kingdom and the United Arab Emirates. We also offer online programs through American InterContinental University Online, our e-learning division. We had approximately 50,400 students enrolled as of October 31, 2002. Our schools enjoy long operating histories and offer a variety of master's degree, bachelor's degree, associate degree, and diploma programs in career-oriented disciplines within our core curricula of:

  •
  Visual communication and design technologies

  •
  Information technology

  •
  Business studies

  •
  Culinary arts

  •
  Healthcare education

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

        Our net revenue increased from $374.0 million during the nine months ended September 30, 2001 to $531.3 million for the same period during 2002 and from $133.0 million during the third quarter of 2001 to $189.4 million during the third quarter of 2002. In addition, our net income increased from $19.1 million during the first nine months of 2001 to $36.5 million during the same period during 2002 and from $7.8 million during the third quarter of 2001 to $14.2 million during the third quarter of 2002. We believe that Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), while not a substitute for generally accepted accounting principles' measures of operating results, is an important measure of our financial performance. For the nine months ended September 30, 2002, EBITDA increased $29.1 million or 50%, to $87.4 million from $58.4 million for the same period during 2001. EBITDA as a percentage of net revenue improved from 15.6% during the first nine months of 2001 to 16.5% for the same period during 2002. During the third quarter of 2002, EBITDA was $32.8 million, a 47% increase from EBITDA of $22.4 million during the third quarter of 2001. We believe that EBITDA is particularly meaningful in light of the role acquisitions have played in our development. Historically, our rapid growth through acquisitions has resulted in significant non-cash depreciation and amortization expense because a significant portion of the purchase price of a school acquired by us is generally allocated to fixed assets, goodwill and other intangible assets. However, as a result of the elimination of goodwill amortization expense in connection with our January 1, 2002 adoption of SFAS 142, amortization expense has decreased significantly.

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

        Our campuses charge tuition at varying amounts, depending upon not only the particular school but also the type of program and the specific curriculum. On average, our campuses increase tuition one or more times annually.

        Other revenue consists primarily of bookstore sales, dormitory fees, student laptop computer sales, placement fees, contract training revenue, rental income, cafeteria fees and restaurant revenue. Other revenue is recognized during the period in which goods are delivered or services are rendered.

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

        The acquisition was accounted for as a purchase, and, accordingly, acquired tangible and intangible assets and assumed liabilities were recorded at their estimated fair values as of August 1, 2001. Intangible assets acquired consist of accreditation, licensing, and Title IV participation rights with a fair value of approximately $1.2 million. There was no goodwill generated in the acquisition.

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

        The acquisition was accounted for as a purchase, and, accordingly, the purchase price plus acquisition costs, subject to adjustment, of approximately $44.8 million was allocated to the fair market values of acquired tangible and intangible assets of approximately $15.4 million and assumed liabilities of approximately $8.1 million as of December 3, 2001. Intangible assets acquired include, among others, accreditation, licensing, and Title IV participation rights with a fair value of approximately $2.4 million and a trade name with a fair value of approximately $1.6 million. Based upon a preliminary valuation and purchase price allocation, goodwill totaling approximately $37.5 million has been recorded. Additional adjustments may be made to the purchase price allocation. However, we do not believe that such adjustments will be material.

Missouri College

        On September 3, 2002, we acquired all of the issued and outstanding stock of Missouri College, Inc. for approximately $6.1 million in cash with funds obtained under our credit agreement. As a result of purchase price adjustments provided for in the purchase agreement, an estimated $0.1 million is due to us as of September 30, 2002 from the former owners of Missouri College, Inc. We acquired the school primarily because of its potential for market leadership, the attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. In addition, the acquisition of Missouri College provides us with access to an accredited institution in St. Louis, Missouri, a geographic location in which we seek to expand, and an opportunity to broaden our core curricula into the healthcare education field. We plan to increase the school's enrollments significantly by expanding the school's marketing capabilities and offering more programs.

        The acquisition was accounted for as a purchase and, accordingly, the purchase price plus acquisition costs, subject to adjustment, of approximately $6.5 million was allocated to the fair market values of the acquired tangible and intangible assets of approximately $3.4 million and assumed liabilities of approximately $0.8 million as of September 3, 2002. Intangible assets acquired include, among others, accreditation, licensing and Title IV participation rights with a fair value of approximately $1.2 million and a trade name with a fair value of approximately $0.5 million. Based upon a preliminary purchase price allocation, goodwill of approximately $3.9 million has been recorded. Subsequent adjustments may be made to the purchase price allocation based upon finalization of the amount due from the former owners. However, we do not believe that such adjustments will be material.

Results of Operations

        The following table summarizes our operating results as a percentage of net revenue for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUE:
Tuition and registration fees, net	88.9%	89.7%	89.5%	90.5%
Other, net	11.1	10.3	10.5	9.5

Total net revenue	100.0	100.0	100.0	100.0

OPERATING EXPENSES:
Educational services and facilities	40.5	41.9	40.4	41.8
General and administrative	42.2	41.3	43.4	42.9
Depreciation and amortization	4.5	5.8	4.7	6.0

Total operating expenses	87.2	89.0	88.5	90.7

Income from operations	12.8	11.0	11.5	9.3
OTHER INCOME (EXPENSE):
Interest income	0.1	0.1	0.1	0.1
Interest expense	(0.3)	(0.4)	(0.3)	(0.4)
Share of affiliate earnings	0.1	—	0.3	0.3

Total other income (expense)	(0.1)	(0.3)	0.1	—

Income before provision for income taxes	12.7	10.7	11.6	9.3
PROVISION FOR INCOME TAXES	5.2	4.8	4.7	4.2

NET INCOME	7.5%	5.9%	6.9%	5.1%

        Revenue.    Net tuition and registration fee revenue increased $49.1 million or 41%, from $119.3 million in the third quarter of 2001 to $168.4 million in the third quarter of 2002. The increase was due primarily to a $39.4 million or 33 percentage point improvement in net tuition and registration fee revenue on a same school basis (i.e. schools owned on or prior to January 2, 2001). This same-school revenue increase was attributable to an approximate 22 percentage point increase in the average student population at the schools we owned on or prior to January 2, 2001 during the third quarter of 2002 and an approximate 11 percentage point revenue increase associated with tuition price increases and a shift in student enrollment mix to higher priced programs subsequent to the third quarter of 2001. The remainder of the increase in net tuition and registration fee revenue was due to additional revenue of $9.7 million generated by schools acquired or opened after January 2, 2001 (TCA, PCI, Orlando Culinary Academy, Brooks College—Sunnyvale, CA and Missouri College). This additional revenue accounted for 8 percentage points of the total 41% increase in net tuition and registration fee revenue during the third quarter of 2002. Bad debt expense increased $2.8 million or 57%, from $4.9 million in the third quarter of 2001 to $7.8 million in the third quarter of 2002. Bad debt expense as a percentage of quarterly gross school revenue increased from 3.6% during the third quarter of 2001 to 3.9% during the third quarter of 2002. This anticipated increase in bad debt expense as a percentage of gross school revenue is primarily attributable to a greater number of students taking higher priced programs, which results in lower government funding for students as a percentage of cash receipts and requires many of our students to enter into payment arrangements that may extend beyond their scheduled graduation dates. Our third quarter 2002 bad debt percentage of 3.9% represents a 0.3 percentage point increase from our second quarter 2002 bad debt percentage of 3.6%.

        For the nine months ended September 30, 2002, net tuition and registration fee revenue increased $137.4 million or 41%, from $338.3 million to $475.8 million, due primarily to an approximate $116.2 million or 34 percentage point improvement in net tuition and registration fee revenue earned by schools owned on or before January 2, 2001. The remainder of the increase in net tuition and registration fee revenue was due to additional revenue of $21.2 million generated by schools acquired or opened after January 2, 2001. This additional revenue accounted for 7 percentage points of the total 41% increase in net tuition and registration fee revenue during the third quarter of 2002. Bad debt expense as a percentage of gross school revenue increased from 3.1% during the nine months ended September 30, 2001 to 3.7% during the nine months ended September 30, 2002 due primarily to the reasons discussed above.

        Other net revenue increased $7.3 million or 54%, from $13.7 million in the third quarter of 2001 to $21.0 million in the third quarter of 2002. This increase is attributable to an approximate $4.7 million or 34 percentage point improvement in other net revenue on a same-school basis, caused primarily by the increase in student population mentioned above, and additional other revenue of $2.6 million, or 20 percentage points of the total 54% increase, generated by schools acquired or opened after January 2, 2001. The disproportionate growth of other revenue relative to net tuition and registration fee revenue growth was primarily a result of a higher concentration of other net revenue at our newly acquired schools.

        For the nine months ended September 30, 2002, other net revenue increased $19.9 million or 56%, from $35.7 to $55.6 million. This increase is due to an approximate $12.4 million or 35 percentage point improvement in other net revenue on a same school basis and additional other net revenue of $7.5 million, or 21 percentage points of the total 56% increase, generated by schools acquired or opened after January 2, 2001.

        Educational Services and Facilities Expense.    Educational services and facilities expense increased $21.0 million or 38%, from $55.7 million during the third quarter of 2001 to $76.7 million during the third quarter of 2002. Approximately $15.1 million or 27 percentage points of the total increase was attributable to increases in educational services and facilities expense incurred by schools owned on or prior to January 2, 2001. This same-school increase was due primarily to the increase in student population mentioned above, additional student service activities designed to improve retention, and an increase in curriculum development activities. Schools acquired or opened after January 2, 2001 accounted for $5.9 million or 11 percentage points of the total increase in educational services and facilities expense.

        For the nine months ended September 30, 2002, educational services and facilities expense increased $58.4 million or 37%, from $156.5 million to $214.9 million, due to a same-school increase of $44.2 million or 28 percentage points and additional educational service and facilities expense of $14.2 million, or 9 percentage points of the total 37% increase, incurred by schools acquired or opened after January 2, 2001.

        General and Administrative Expense.    General and administrative expense increased $24.9 million or 45%, from $55.0 million during the third quarter of 2001 to $79.9 million during the third quarter of 2002. Of this increase, $5.0 million or 9 percentage points of the total increase, was attributable to schools acquired or opened after January 2, 2001, and $19.9 million, or 36 percentage points of the total 45% increase, was due primarily to increased advertising, marketing and admissions activities by schools owned on or prior to January 2, 2001 in support of anticipated future growth.

        For the nine months ended September 30, 2002, general and administrative expense increased $70.2 million or 44%, from $160.2 million to $230.4 million, due to a same-school increase of $57.4 million or 36 percentage points and additional general and administrative expense of $12.8 million, or 8 percentage points of the total 44% increase, incurred by schools acquired or opened after January 2, 2001.

        Depreciation and Amortization Expense.    Depreciation and amortization expense increased $0.7 million or 9%, from $7.8 million during the third quarter of 2001 to $8.4 million during the third quarter of 2002. Depreciation expense increased by $1.8 million or 29%, from $6.3 million in the third quarter of 2001 to $8.1 million in the third quarter of 2002. This increase is attributable primarily to an increase in same-school depreciation expense of $1.2 million, or 20 percentage points of the total increase, related to 2001 and 2002 capital expenditures, and additional depreciation expense of $0.6 million, or 9 percentage points of the total increase, incurred by schools acquired or opened after January 2, 2001. Amortization expense decreased $1.1 million, or 76%, from $1.5 million during the second quarter of 2001 to $0.4 million during the third quarter of 2002, due primarily to the elimination of goodwill amortization of approximately $1.0 million in connection with our January 1, 2002 adoption of SFAS 142.

        For the nine months ended September 30, 2002, depreciation and amortization expense increased $2.1 million or 9%, from $22.6 million to $24.7 million. Depreciation expense increased by $5.5 million or 31%, from $18.0 million during the first nine months of 2001 to $23.5 million for the same period during 2002, due to same-school depreciation expense growth of $4.2 million and additional depreciation expense of $1.3 million incurred by schools acquired or opened after January 2, 2001. Amortization expense decreased $3.4 million or 74%, from $4.6 million during the first six months of 2001 to $1.2 million for the same period during 2002, due primarily to the elimination of goodwill amortization of approximately $3.1 million in connection with our January 1, 2002 adoption of SFAS 142.

        Interest Income.    Interest income increased $0.1 million or 59%, from $0.2 million in the third quarter of 2001 to $0.3 million in the third quarter of 2002, due primarily to an increase in cash available for short-term investment purposes, offset by generally lower interest rates paid on investment balances.

        Interest income generated during the first nine months of 2002 of $0.6 million was consistent with third quarter 2001 interest income of $0.6 million.

        Interest Expense.    Interest expense increased $0.1 million or 14%, from $0.6 million during the third quarter of 2001 to $0.7 million during the third quarter of 2002, primarily due to higher average borrowings, offset by a decrease in the average interest rate paid on borrowings under our credit agreement.

        For the nine months ended September 30, 2002, interest expense decreased 9%, from $1.7 million to $1.5 million due primarily to lower average borrowings and a decrease in the average interest rate paid on borrowings under our credit agreement.

        Share of Affiliate Earnings.    Share of affiliate earnings from our minority interest in American InterContinental University in Dubai, United Arab Emirates of $0.1 million during the third quarter of 2002 was consistent with third quarter 2001 share of affiliate earnings of $0.1 million. We acquired a 30% minority interest in the school in connection with our January 2, 2001 acquisition of EduTrek.

        For the nine months ended September 30, 2002, share of affiliate earnings increased $0.4 million or 35%, from $1.0 million to $1.4 million.

        Provision for Income Taxes.    Provision for income taxes increased $3.4 million or 54%, from $6.4 million in the third quarter of 2001 to $9.8 million in the third quarter of 2002, as a result of increases in pretax income, offset by a reduction of our effective income tax rate from 45.0% to 41.0%. Approximately 1.8 percentage points of the 4.0 percentage point decrease in our effective tax rate is attributable to the elimination of goodwill amortization expense during 2002 in connection with our January 1, 2002 adoption of SFAS 142. The remainder of the reduction in the effective tax rate is attributable to the impact of various tax planning strategies.

        For the nine months ended September 30, 2002, the provision for income taxes increased $9.7 million or 63%, from $15.6 million to $25.3 million, due to the factors noted above.

        Net Income.    Net income increased $6.4 million or 81%, from $7.8 million in the third quarter of 2001 to $14.2 million in the third quarter of 2002, due to the cumulative effect of the factors noted above.

        For the nine months ended September 30, 2002, net income increased $17.4 million or 91%, from $19.1 million to $36.5 million.

Liquidity and Capital Resources

        Our merger with EduTrek, operator of AIU, was completed on January 2, 2001. Under the terms of the merger agreement, EduTrek shareholders received an aggregate of approximately 2.4 million shares of our common stock (approximately 0.1802 shares of our stock for each share of EduTrek stock) and $2.5 million in cash (approximately $0.1877 per share).

        On December 3, 2001, we acquired all of the outstanding stock of PCI. The purchase price of approximately $44.0 million was paid in cash with funds obtained under our credit agreement.

        On August 30, 2002, we amended our license agreement with Le Cordon Bleu Limited to reduce the royalty rate payable on eligible culinary revenues from eight percent to two percent for the period from September 1, 2002 to December 31, 2008. As consideration for the royalty rate reduction, we paid Le Cordon Bleu Limited a one-time royalty fee of $40.0 million with cash generated from operating activities and funds obtained under our credit agreement. In connection with the amendment, we also issued Le Cordon Bleu Limited an option to purchase 100,000 shares of our common stock.

        On September 3, 2002, we acquired all of the outstanding stock of Missouri College, Inc. The purchase price, subject to adjustment, of approximately $6.1 million was paid in cash with funds obtained under our credit agreement.

        We finance our operating activities and our internal growth primarily through cash generated from operations. We finance acquisitions primarily through funding from a combination of equity issuances, credit facilities and cash generated from operations. Net cash provided by operating activities increased to $51.4 million during the first nine months of 2002 from $16.1 million for the same period during 2001. The increase is attributable primarily to an increase in net income of approximately $17.4 million and a $15.6 million increase in net operating assets during the first nine months of 2002 relative to a $28.0 million increase in net operating assets during the first nine months of 2001. Excluding the impact of the $40.0 million August 30, 2002 royalty payment to Le Cordon Bleu Limited, cash flow from operating activities during the nine months ended September 30, 2002 was approximately $91.4 million. Of the $28.0 million increase in net operating assets during the nine months ended September 30, 2001, $18.9 million is attributable to our January 2, 2001 acquisition of EduTrek. These planned changes in net operating assets that have occurred since the acquisition date flow through cash flows from operating activities rather than through cash flows from business acquisitions under investing activities. Excluding the effect of our acquisition of EduTrek, cash provided by operating activities during the first nine months of 2001 was approximately $29.3 million.

        During the third quarter of 2001, net cash of $16.8 million was generated by operating activities. During the third quarter of 2002, net cash of $14.7 million was used in operating activities. This decrease in cash provided by operating activities was due primarily to the $40.0 million royalty payment discussed above. Excluding the impact of the royalty payment, cash provided by operating activities during the third quarter of 2002 was approximately $25.3 million. Excluding the impact of our January 2, 2001 acquisition of EduTrek, cash provided by operating activities during the third quarter of 2001 was approximately $17.8 million.

        Capital expenditures increased from $37.6 million during the first nine months of 2001 to $40.8 million during the first nine months of 2002. Capital expenditures during 2002 include, among other things, investments in leasehold improvements in connection with new and expanded facilities and capital equipment purchases necessitated by increasing student population. Approximately $21.8 million or 53% of total capital expenditures during the first nine months of 2002 were made in connection with expansion projects and information system improvements in support of current demands and anticipated future growth. We expect total capital expenditures to be approximately $60.0 million to $65.0 million during 2002, as new locations are opened, student population increases, and other facilities and equipment are upgraded and expanded. We finance capital expenditures primarily with cash generated from operations.

        Net receivables increased $18.7 million or 30%, from $62.8 million as of December 31, 2001 to $81.6 million as of September 30, 2002. Net receivables as of September 30, 2002 and 2001 were 15% and 16%, respectively, of gross revenue for the nine months ended September 30, 2002 and 2001. The decrease in net receivables as a percentage of gross revenue is attributable primarily to improvements in our cash collections process. In order to assist students in funding their education, we have arranged for the availability of third party private loans as alternative financing options. Quarterly Days Sales Outstanding (DSOs) for total accounts receivable were 38 days as of September 30, 2002. This represents a 2 day decrease from quarterly September 30, 2001 DSOs of 40 days.

        Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to student receivables. In establishing our allowance for doubtful accounts, we consider, among other things, a student's status (in-school or out-of-school), whether or not additional financial aid funding will be collected from Title IV programs or other sources and whether or not a student is currently making payments. Changes in trends in any of these areas may impact the allowance for doubtful accounts. The receivable balances of withdrawn students with delinquent obligations are fully reserved in our allowance for doubtful accounts. Our bad debt expense as a percentage of gross revenue for the quarters ended September 30, 2002 and 2001 was 3.9% and 3.6%, respectively. Bad debt expense as a percentage of gross revenue for the quarter ended June 30, 2002 was 3.6%.

        We maintain a credit agreement with a syndicate of banks that has been amended from time to time. Under the amended credit agreement, we can borrow up to $90.0 million under a revolving credit facility ("revolving loans") and can obtain up to $50.0 million in letters of credit. Outstanding letters of credit reduce the revolving credit facility availability under the credit agreement. Our credit agreement matures on October 26, 2003. Under the credit agreement, our borrowings bear interest, payable quarterly, at either:

  (1)
  the bank's base or prime rate depending on whether the particular loan is denominated in U.S. or Canadian dollars, plus a specified number of basis points, ranging from 0 to 75, based upon our leverage ratio; or

  (2)
  LIBOR, plus a specified number of basis points, ranging from 75 to 200 based upon our leverage ratio.

        Under the amended credit agreement, we are required to maintain, among other things, (1) certain financial ratios and (2) a specified level of net worth. We are also subject to limitations on, among other things, payment of cash dividends, disposition of assets and incurrence of additional indebtedness. We are required to pledge the stock of our subsidiaries as collateral for the repayment of our obligations under the credit agreement. We may make voluntary principal prepayments at any time but are required to do so if we generate excess cash flows, sell certain assets, or upon the occurrence of certain other events, as defined. As of September 30, 2002, we were in compliance with the covenants of the amended credit agreement.

        As of September 30, 2002, we had $40.0 million in outstanding credit borrowings and approximately $10.2 million of outstanding letters of credit under the amended credit agreement. As a result, at September 30, 2002, credit availability under our credit agreement was approximately $39.8 million.

        We rent most of our facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through 2023. We also finance the acquisition of certain equipment through capital lease agreements. As of September 30, 2002, the principal balance of outstanding capital lease obligations was approximately $6.3 million.

        In connection with our December 3, 2001 acquisition of PCI, we recorded a reserve for the present value of payments due, beginning in 2008, under a pre-existing long-term contractual obligation for which PCI will receive no benefit. Cash payments due under the agreement total approximately $9.0 million.

        As of September 30, 2002, future minimum cash payments due under contractual obligations, including our credit agreement, non-cancelable operating and capital lease agreements and other arrangements, are as follows (in thousands):

	2002	2003	2004	2005	2006	2007 & Thereafter	Total
Revolving loans	$—	$40,000	$—	$—	$—	$—	$40,000
Capital lease obligations	1,631	2,851	1,907	411	125	249	7,174
Other long-term debt	304	321	—	—	—	—	625
Operating lease obligations	12,166	48,485	45,809	42,923	42,003	257,646	449,689
Other long-term obligations	—	—	—	—	—	9,000	9,000

Total contractual cash obligations	$14,758	$91,657	$47,716	$43,334	$42,128	$266,895	$506,488

        The U.S. Department of Education requires that we hold unbilled Title IV Program funds that are collected in separate cash accounts until the students are billed for the program portion related to such Title IV Program funds. In addition, all funds transferred to our schools through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of September 30, 2002, we held nominal amounts of such funds in separate accounts. The restrictions on any cash held in these accounts have not significantly affected our ability to fund daily operations.

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

        Our exposure to changes in interest rates is limited to borrowings under our credit agreement that bear annual interest at variable rates tied to the prime rate and the LIBOR rate. The weighted average annual interest rate of borrowings under this credit agreement was 2.5% as of September 30, 2002. In addition, as of September 30, 2002, we had outstanding capital lease obligations totaling $6.3 million bearing interest at a weighted average annual interest rate of approximately 8.4%. We estimate that the book values of our debt instruments approximated their fair values as of September 30, 2002.

        We are subject to fluctuations in the value of the Canadian dollar and the British pound vis-à-vis the U.S. dollar. Our investment in our foreign operations is not significant and the book values of the assets and liabilities of these operations at September 30, 2002 approximated their fair values.

Item 4. Controls and Procedures

        Within 90 days prior to the date of this report, we completed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis of material information relating to us (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

        No significant changes were made to our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

        On August 30, 2002, we issued an option to purchase 100,000 shares of our common stock to Le Cordon Bleu Limited in connection with the amendment to the license agreement discussed in Note 6 to the condensed consolidated financial statements included herein. The option is immediately exercisable at an exercise price per share of $39.20 and expires on August 29, 2012. The exercise price of the option represents 90 percent of the average closing sale price of our common stock during the five trading days ended August 29, 2002. The option was issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933. The issuance was made without general solicitation or advertising.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits
10.13	First Amendment to the Career Education Corporation 1998 Non-Employee Directors' Stock Option Plan dated May 17, 2002
99.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  (b)
  Reports on Form 8-K

    None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION
Date: November 12, 2002	By:	/s/ JOHN M. LARSON John M. Larson Chairman, President and Chief Executive Officer (Principal Executive Officer)
Date: November 12, 2002	By:	/s/ PATRICK K. PESCH Patrick K. Pesch Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

CERTIFICATION

        I, John M. Larson, Chief Executive Officer of the Company, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Career Education Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ JOHN M. LARSON

John M. Larson
Chief Executive Officer

CERTIFICATION

        I, Patrick K. Pesch, Chief Financial Officer of the Company, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Career Education Corporation;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ PATRICK K. PESCH

Patrick K. Pesch
Chief Financial Officer

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION