Form 10-K
period 2002-12-31
CAREER EDUCATION CORP
filed 2003-03-10
CIK 1046568

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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
 Common Stock, $.01 par value
(Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES ☒    NO ☐

        The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based upon the $46.93 per share closing sale price of the registrant's Common Stock on March 6, 2003, was approximately $2,154,998,568. For purposes of this calculation, the Registrant's directors and executive officers have been assumed to be affiliates.

        The number of shares outstanding of the registrant's Common Stock, par value $.01, as of March 6, 2003, was 46,245,012.

        Portions of our Notice of Annual Meeting and Proxy Statement for our Annual Meeting of Stockholders, scheduled to be held on May 19, 2003, are incorporated by reference into Part III of this Report.

CAREER EDUCATION CORPORATION

FORM 10-K

PART I

ITEM 1.    BUSINESS

        This Form 10-K contains "forward-looking statements," as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that reflect our current expectations regarding our future growth, results of operations, performance and business prospects and opportunities. We have tried to use words such as "anticipate," "believe," "plan," "expect," "intend" and similar expressions to identify these forward-looking statements. These statements are based on information currently available to us and are subject to risks and uncertainties, including those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risks Related to Our Business", that could cause our actual growth, results of operations, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements.

Overview

        We are a provider of private, for-profit postsecondary education with 51 campuses throughout the United States, Canada, France, the United Kingdom and the United Arab Emirates. We also offer online programs through American InterContinental University-Online, our e-learning division. Including the impact of our February 18, 2003, acquisition of the INSEEC Group, our total student population as of January 31, 2003, would have been approximately 55,000. Our schools enjoy long operating histories and offer a variety of master's degree, bachelor's degree, associate's degree, and diploma programs in career-oriented disciplines.

        We were founded in January 1994 by John M. Larson, our Chairman, President and Chief Executive Officer, who has over 29 years of experience in the career-oriented education industry. We were formed to capitalize on opportunities in the large and highly fragmented postsecondary school industry. Since our inception, we have completed 25 acquisitions and have opened four branch start-up campuses. We have acquired schools that we believe possess strong curricula, leading reputations and broad marketability, but that have been under managed from a marketing and/or financial standpoint. We seek to apply our expertise in operations, marketing and curricula development, as well as our financial strength, to improve the performance of these schools.

        Our schools offer educational programs principally in the following five career-related fields of study, identified by us as areas with highly interested and motivated students, strong entry-level employment opportunities and ongoing career and salary advancement potential:

  •
  Visual Communication and Design Technologies:  These programs include desktop publishing, graphic design, fashion design, interior design, graphic imaging, web page design, animation, photography and visual journalism.

  •
  Information Technology:  These programs include PC/LAN, PC/Net, computer technical support, computer network operation, computer information management and computer programming.

  •
  Business Studies:  These programs include business administration, business operations, e-commerce, merchandising management and hospitality management.

  •
  Culinary Arts:  These programs include culinary arts, hotel and restaurant management and pastry arts.

  •
  Health Education:  These programs include healthcare management, dental office administration, medical massage science, medical office administration, medical assisting, dental assisting, medical administrative assisting and massage therapy.

        Our schools are summarized in the following table:

School	Year Founded	Date Opened/ Acquired	Principal Curricula(1)	Degree Granting
Collins College Tempe, AZ	1978	1/94	IT, VC	Yes
Brooks College Long Beach, CA	1970	6/94	B, VC	Yes
Allentown Business School Allentown, PA	1869	7/95	B, IT, VC	Yes
Brown College Mendota Heights, MN	1946	7/95	B, CA, IT, VC	Yes
Western Culinary Institute Portland, OR	1983	10/96	CA	Yes
International Academy of Design & Technology Fairmont, WV Pittsburgh, PA	1967	2/97	B, IT, VC	Yes Yes
The Katharine Gibbs Schools Boston, MA Melville, NY Montclair, NJ New York, NY Norwalk, CT Piscataway, NJ Providence, RI	1911	5/97	B, IT, VC	Yes Yes Yes Yes Yes No No
International Academy of Design & Technology Chicago, IL Tampa, FL	1977	6/97	VC, IT	Yes Yes
International Academy of Design & Technology Montreal, PQ Toronto, ON	1983	6/97	B, VC, IT	No No
California School of Culinary Arts South Pasadena, CA	1994	3/98	CA	No
Scottsdale Culinary Institute Scottsdale, AZ	1986	7/98	CA	Yes
Harrington Institute of Interior Design Chicago, IL	1931	1/99	VC	Yes
McIntosh College Dover, NH	1896	3/99	B, CA, IT, VC	Yes
Briarcliffe College Bethpage, NY Patchogue, NY	1966	4/99	B, IT, VC	Yes Yes
Brooks Institute of Photography Santa Barbara, CA	1945	6/99	VC	Yes
Gibbs College Vienna, VA	1950	12/99	B, IT, VC	Yes
Cooking and Hospitality Institute of Chicago Chicago, IL	1983	2/00	CA	Yes
California Culinary Academy San Francisco, CA	1977	4/00	CA	Yes

School	Year Founded	Date Opened/ Acquired	Principal Curricula(1)	Degree Granting
SoftTrain College Toronto, ON	1987	7/00	IT	No
International Academy of Design & Technology Ottawa, ON	1975	10/00	IT, VC	No
American InterContinental University Atlanta, GA (Dunwoody and Buckhead) Dubai, United Arab Emirates Los Angeles, CA Ft. Lauderdale, FL London, United Kingdom Washington, DC(2) Online	1970	1/01	B, IT, VC	Yes Yes Yes Yes Yes Yes Yes
International Academy of Design & Technology(3) Orlando, FL	2001	1/01	IT, VC	Yes
Katharine Gibbs School(3) Philadelphia, PA	2001	1/01	IT, VC	No
Texas Culinary Academy Austin, TX	1985	8/01	CA	Yes
Pennsylvania Culinary Institute Pittsburgh, PA	1986	12/01	CA	Yes
Orlando Culinary Academy(3) Orlando, FL	2002	1/02	CA	Yes
Brooks College(3) Sunnyvale, CA	2002	2/02	VC	Yes
Missouri College St Louis, MO	1963	9/02	VC, HE	Yes
The INSEEC Group Bordeaux, France Lyon, France Paris, France	1975	2/03	B, VC, HE	Yes Yes Yes

(1)
The programs offered by our schools include business studies ("B"), culinary arts ("CA"), information technology ("IT"), visual communication and design technologies ("VC") and health education ("HE").

(2)
The Washington, D.C. facility stopped admitting new students in 2001 and was closed in 2002 after existing students completed their programs pursuant to a teach-out agreement. Further references to this campus throughout this Annual Report on Form 10-K have been excluded.

(3)
These schools were not acquired but rather opened by us as branch start-up campuses.

  Industry Background

        Based on estimates for the 2000-2001 academic year by the Department of Education's National Center for Education Statistics, postsecondary education is a $260 billion industry in the U.S., with approximately 15.3 million students obtaining some form of postsecondary education. According to the Department of Education's National Center for Education Statistics, this figure is expected to grow by 19% to approximately 18.2 million students by 2012. During the 2000-2001 academic year, approximately 3.5 million students were enrolled in approximately 4,600 private, degree-granting schools. Federal funds available to support postsecondary education are estimated to exceed $54 billion during the 2001-2002 academic year and have grown approximately 145% from $22 billion during the 1991-1992 academic year. Of this total amount of federal funding available, the federal government lent approximately $42 billion to qualified students during the 2001-2002 academic year, more than triple the amount borrowed by students in 1990. State, local and third-party private lenders are also available to fund students' postsecondary education.

        Several national economic, demographic and social trends are converging to contribute to growing demand for career-oriented postsecondary education:

        Changes in Workplace Demands.    The workplace is becoming increasingly knowledge-intensive. Rapid advances in technology have increased demands on employers and their employees, requiring many new workers to have some form of education beyond the high school level. The increasing technological skills required for entry-level jobs are spurring demand for specialized career-oriented training that may not be provided by traditional two-year and four-year colleges. The Bureau of Labor Statistics, U.S. Department of Labor, projects that between 2000 and 2010, jobs requiring (1) a bachelor's or higher degree are expected to increase approximately 22 percent, (2) an associate's degree are expected to increase approximately 32 percent and (3) postsecondary vocational training are expected to increase approximately 18 percent. In 2002, approximately 27 percent of the students in our U.S. accredited institutions were enrolled in bachelor's and master's degree programs, 60 percent were enrolled in associate's degree programs and 13 percent were enrolled in diploma/certificate programs. Our Canadian schools do not grant degrees. Furthermore, career-oriented schools generally have the ability to react quickly to the changing needs of the business and industrial communities. Additionally, to meet the new workplace demands, many major companies are now using career-oriented institutions on a contractual basis to provide customized training for their employees.

        Finally, we believe that continuing formal education is becoming a lifelong process, as career change becomes commonplace. According to a Market Facts Survey that we sponsored in 2000, half of the working Americans surveyed would consider a new career and 60 percent of those who have switched careers obtained additional education to prepare for their new career.

        Increasing Numbers of High School Graduates.    During the 1999-2000 academic year, U.S. high school graduates represented over 2.8 million new prospective postsecondary students, the largest pool of potential enrollees. From the 1999-2000 school year through the 2011-2012 school year, the number of high school graduates is projected to increase by 11 percent and grow to 3.1 million by the fall of 2011. During the 18 years prior to 1993, the number of high school graduates had been declining. However, this trend has changed favorably as children of the "baby boom" generation are entering their high school years. These members of the "echo boom," as it is commonly known, are expected to boost enrollment in postsecondary educational programs to as high as 18.2 million students by 2012, an increase of 19 percent from approximately 15.3 million in 2000.

        Growing Demand for Postsecondary Education.    High school graduates and adults are seeking postsecondary education in increasing numbers. The U.S. Department of Education currently estimates that approximately 70 percent of high school graduates pursue some form of postsecondary education. The U.S. Department of Labor projects the number of jobs requiring at least an associate's degree to grow by more than 14 percent between 1996 and 2006. The recent trend toward corporate downsizing and resulting layoffs is expected to increase enrollment in postsecondary programs as individuals seek to enhance their skills or re-train for new job requirements.

        Proliferation of Online Education.    Over the years, many adults have suppressed desires to return to school due to the many challenges of integrating school-related responsibilities with the critical demands of families and employment. However, the recent proliferation of online learning and other distance education alternatives is enabling many adults to address previously suppressed interests in post-secondary education. The U.S. Department of Education estimates that the number of degree-seeking students taking online courses will grow at a compound rate of 33% for the next several years, reaching approximately 2.2 million by 2004. The types of online programs and offerings vary significantly and include, among others, (1) fully online programs that permit students to complete 100% of required coursework online with no campus based component, (2) hybrid programs that combine campus-based courses with an online component, and (3) supplemental online programs that enable campus-based students to complete some coursework online. Additionally, online programs often offer the convenience and flexibility of an asynchronous format, whereby students can log on at any time to participate in the learning process.

        Growing Demand for Health Education.    According to the National Center for Health Statistics, life expectancy in the U.S. has risen to 77 years. As America has aged, the demand for healthcare professionals has soared. According to the U.S. Department of Labor, 14% of all newly created jobs in U.S. are in the healthcare field, and two of the 10 fastest-growing jobs in the U.S. are healthcare occupations. As a result, health education has become one of the fastest growing segments of the postsecondary education industry.

        Recognition of the Value of Postsecondary Education.    Over the years, the difference between the earnings of young adults who have completed at least a bachelor's degree and the earnings of their counterparts who have completed no more than a high school education has increased. According to a 2002 U.S. Census Bureau survey, the average graduate with a bachelor's degree is expected to earn $1.0 million more during the course of his or her career than an individual with only a high school diploma. Accordingly, we believe that prospective students are increasingly cognizant of this income premium and other improvements in career prospects associated with postsecondary education. More specifically, on average, in 1999, (1) an individual with an associate's degree earned approximately 23 percent more than did an individual who had completed no more than a high school education, while (2) an individual with a bachelor's degree earned approximately 52 percent more than did an individual who had completed no more than a high school education. Independent research studies have demonstrated that prospective students consider these benefits when making their education decisions.

        Reduction in Public Education Funding.    The reduction of state or provincial and local funding of many public educational institutions in recent years has forced many educational institutions to cut back spending on general operations and refrain from increasing capacity. As a result, some public schools have become under-funded and overcrowded. This trend, along with a general increase in postsecondary enrollment as a result of a projected increase in high school graduates, may provide an opportunity for proprietary institutions to serve, at more competitive prices, the postsecondary education needs of individuals who would have otherwise attended public schools. For example, according to the Chronicle of Higher Education, in 1995, no for-profit institutions ranked among the top 20 U.S. universities in terms of student population. However, by the fall of 2001, four for-profit institutions were listed among the 20 most densely populated U.S. universities.

        We believe that private, for-profit, career-oriented schools are uniquely positioned to take advantage of these national trends. We also believe that similar factors are creating a favorable climate for career-oriented postsecondary education in Canada, Europe and other international markets.

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

        Focusing on Core Curricula.    Our schools offer educational programs principally in five career-related fields of study:

  •
  visual communication and design technologies, offered at 34 campuses

  •
  business studies, offered at 32 campuses

  •
  information technology, including Internet and intranet technology, offered at 27 campuses

  •
  culinary arts, offered at 10 campuses

  •
  health education, offered at 3 campuses

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

        Adapting and Expanding Educational Programs.    We strive to meet the changing needs of our students and the employment market. We continually refine and adapt our courses to ensure that both students and employers are satisfied with the quality and breadth of our educational programs. Through various means, including student and employer surveys and curriculum advisory boards comprised of business and community members, our schools regularly evaluate their program offerings and consider revisions to existing classes and programs, as well as the introduction of new courses and programs of study within our core curricula. Successful school programs are selectively duplicated at other schools within our system. In 2002, we successfully duplicated 15 programs, and an additional 50 program duplications are expected in 2003.

        Investing for Future Growth.    We make substantial investments in our people, facilities, management information systems and classroom technologies to prepare our company for continued growth. We devote particular attention to attracting and retaining both corporate and school-level management, and focus on employee development in order to facilitate internal promotions. We make substantial investments in facilities and classroom technologies to attract, retain and prepare students for the increasing technical demands of the workplace. Additionally, we have made significant investments in our management information systems to standardize applications and processes across our schools in order to maintain effective and expedient communication between our schools and corporate management, as well as to ensure the smooth integration of newly acquired schools and newly opened branch campuses.

        Emphasizing School Management Autonomy and Accountability.    We provide significant autonomy and appropriate performance-based incentives to our campus-level managers. We believe these policies foster an important sense of personal responsibility for achieving campus performance objectives. We also believe our willingness to grant local autonomy provides our schools and us with a significant advantage in recruiting and retaining highly-motivated individuals with an entrepreneurial spirit. Management of each of our campuses is principally directed by a campus president and local managers, who are accountable for the campus' operations and profitability. Divisional oversight ensures adherence to business plans, while business strategy, information technology, finance and accounting consolidation functions are centralized at our executive offices in Hoffman Estates, Illinois. When a new school is acquired, we evaluate the capabilities of existing campus management personnel and typically retain a significant portion, which contributes to our ability to rapidly integrate acquired schools into our system. We also determine the acquired school's needs for additional or stronger managers in key areas and, where necessary, take appropriate action by hiring new managers or assigning experienced staff to the school's campuses.

        Direct Response Marketing.    We seek to increase school enrollment and profitability through intensive local, regional and national direct response marketing programs designed to maximize each school's market penetration. We also use Internet-based advertising to attract potential students and believe that this medium will be an increasingly important marketing tool. Because many of our schools have been significantly under-marketed prior to their acquisition, we believe that major benefits can result from carefully crafted, targeted marketing programs that leverage schools' curriculum strength and brand name recognition. After every acquisition, we design a marketing program tailored to the particular school to highlight its strengths and improve student lead generation and student enrollment rates. Our management uses a diversified media, direct response approach, including direct mail, Internet-based advertising, infomercials, other television-based advertising, newspaper advertising and other print media, to attract potential students. We place particular emphasis on high school recruitment because it produces a steady supply of new students.

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

        In addition, our corporate staff regularly tracks retention rates at each school and provides feedback and support to local school administrators. During 2002, our retention rate was approximately 73 percent. This rate was determined in accordance with the standards of the Accrediting Council for Independent Colleges and Schools, which determines retention rates by dividing the total number of student dropouts by the sum of (1) beginning student population, (2) new starts and (3) student re-enters.

        Emphasizing Employment of Graduates.    We believe that the high rates of employment for graduates of our schools enhance the overall reputation of the schools as well as their ability to attract new students. High placement rates also lead to low student loan default rates, which are necessary to allow our schools to continue to participate in federal student financial aid programs. We consider student placement a high priority, and 94.1 percent of our graduates who were available for employment for the academic year ended June 30, 2002, had found employment relating to their fields of study within six months of graduation. We are committed to maintaining or improving these graduate employment rates, and newly acquired or opened schools will be expected to meet similar graduate employment success standards.

Growth Strategy

        We believe we can achieve superior long-term growth in revenue and profitability by continuing to exhibit strong internal growth, acquiring additional schools and developing branch campuses of existing institutions. We believe we can achieve additional growth in the future by growing our online education division and expanding further internationally. To effectively manage this growth, we operate our company in two distinct operating groups, the "Colleges, School and Universities" group, which includes our on-campus schools, and the "Online Education" group, which includes American InterContinental University—Online.

        Expanding Existing Operations.    We believe that our existing 51 campuses can continue to achieve significant internal growth in enrollment, revenue and profitability. We are executing our business and operating strategy, including all of the elements described above, to accomplish this growth.

        Acquiring Additional Schools.    To date, we have grown by acquiring new schools in the U.S., Canada, France, the United Kingdom, and the United Arab Emirates and then applying our expertise in marketing and school management to increase enrollment, revenue and profitability at those schools. We expect that this process will continue to be an important element of our growth strategy. We recently acquired a group of schools in France and may continue to acquire operations outside North America, where we believe significant opportunities exist. We have an active acquisition program and, on an ongoing basis, engage in evaluations of and discussions with possible acquisition candidates, including evaluations and discussions relating to acquisitions that may be material in size or scope.

        We make selective acquisitions of career-oriented schools that have capable faculty and operations staff, as well as quality educational programs that stand to benefit from our educational focus and marketing and operating strengths. We target schools that we believe have the potential to generate superior financial performance. Generally, such schools demonstrate the following characteristics:

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

  •
  Broad Marketability—Capable of attracting recent high school graduates and adult students from local, national and international markets; and

  •
  Attractive Facilities and Geographic Locations—Providing geographically desirable locations and modern facilities to attract students.

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

        After we complete an acquisition, we immediately begin to apply our business strategy to boost enrollment and improve the acquired school's profitability. We assist acquired schools in achieving their potential through a highly focused and active management role, as well as through capital contributions. We selectively commit resources to improve marketing, advertising, student placement, administration and regulatory compliance at each acquired school. We may also commit further resources to enhance management depth. We retain acquired schools' brand names to take advantage of their established reputation in local, regional and national markets as "schools of choice."

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

        Establishing Branch Campuses.    To date, we have opened four start-up branch campuses (two in 2002 and two in 2001) and we expect to continue to establish branch locations of existing institutions. Opening branch campuses enables us to capitalize on new markets or geographic locations that exhibit strong enrollment potential and/or the potential to establish a successful operation in one of our core curricula areas. We believe that this strategy compliments our acquisition strategy as it allows us to continue to grow rapidly even if appropriate acquisition opportunities are not readily available.

        Expanding Online Education.    While we expect our current career-oriented school operations to continue to provide the substantial majority of our revenue in the near term, we plan to continue to invest in our rapidly growing online education system. In February 2001, we began enrolling students into full degree-granting online programs within American InterContinental University—Online ("AIU-Online"). AIU-Online offers eight full-degree programs in business administration, information technology, visual communications, and education. As of January 31, 2003, AIU-Online had a total student population of approximately 3,000, compared to a student population of approximately 300 as of January 31, 2002.

        Expanding Internationally and Recruiting International Students.    We believe that trends similar to those impacting the market for postsecondary career-oriented education in the U.S. are occurring outside of North America. As a result, we believe that there may be significant additional international opportunities in private, for-profit postsecondary education and will continue our marketing efforts in selected countries to increase international student enrollments at our domestic schools.

Student Recruitment

        Our schools seek to attract students with both the desire and ability to complete their academic programs. Therefore, to produce interest among potential students, each of our schools engages in a wide variety of marketing activities.

        We believe that the reputation of our schools in local, regional and national business communities and the recommendations of satisfied former students are important factors contributing to success in recruiting new students. Each school's admissions office is responsible for identifying individuals interested in attending our schools ("leads"), providing information needed by these prospective students to help them in making an enrollment decision and assisting them with the completion of the enrollment process.

        Leads are generated in a number of ways including:

  •
  Referrals;

  •
  Collection of student interest cards at high school presentations made by our school representatives;

  •
  Direct mail and e-mail solicitation campaigns; and

  •
  Advertising placed in a variety of media.

        High school presenters conduct informational programs at local secondary schools and collect student interest cards for future follow-up. The interpersonal relationships formed between students and high school counselors and faculty may have significant influence over a potential student's choice of school. We believe that the brand awareness and placement rates of our schools assist presenters in gaining access to counselors and that the relationships of our schools' presenters with the counseling departments of high schools are strong.

        We purchase direct mail and e-mail lists from a variety of sources, and we mail brochures and send e-mails to prospective students regularly during the course of the year.

        Each school develops advertising for a variety of media, including Internet-based, television and print advertising, which is run locally, regionally and, sometimes, nationally. Internet-based advertising consists of e-mail campaigns, co-branded micro-sites, banner advertisements, and branded school web sites. We believe Internet-based advertising offers a fast and cost-effective way to reach a targeted population.

        Admissions representatives at each school serve as prospective students' primary contacts for obtaining information and enrollment assistance. Admissions representatives interview and advise prospective students interested in specific careers to determine the likelihood of prospective students' success in completing their chosen educational programs. As of December 31, 2002, our schools employed approximately 820 admissions representatives, each of whom focuses his or her efforts on one or more of the following recruiting areas:

  •
  Local market;

  •
  High school;

  •
  Out-of-area;

  •
  International; and

  •
  Internet.

        Every school also has a website containing extensive information about the school and online enrollment capability. We expect this web-based information and enrollment capability to become an increasingly important, effective and efficient part of our admissions activity.

        We closely monitor the effectiveness of our marketing efforts. We estimate that in 2002, Internet-based leads were responsible for generating approximately 27% of our total starts, television and print media advertising leads were responsible for generating approximately 25% of our total starts, referral leads were responsible for generating approximately 21% of our total starts, high school leads were responsible for generating approximately 10% of our total starts, direct mailing leads were responsible for generating approximately 9% of our total starts, and leads from other marketing methods were responsible for generating approximately 8% of our total starts.

Student Admissions and Retention

        The admissions and entrance standards of each school are designed to identify those students who are best equipped to meet the requirements of their chosen fields of study. The most important qualifications for students include a strong desire to learn, passion for their area of interest, initiative and a high likelihood of successfully completing their programs. Admissions representatives generally identify these characteristics through personal interviews. We believe that a success-oriented student body results in higher retention and placement rates, increased student and employer satisfaction and lower student default rates on government loans. To be qualified for admission to one of our schools, each applicant must have received a high school diploma or a General Education Development certificate. Many of our schools also require that applicants obtain certain minimum scores on academic assessment examinations.

        We recognize that our ability to retain students until graduation is an important indicator of our success and that modest improvements in retention rates can result in meaningful increases in school revenue and profitability. As with other postsecondary educational institutions, many of our students do not complete their programs for a variety of personal, financial or academic reasons. As a result, student retention is considered the responsibility of each department within the entire school. To minimize student withdrawals, faculty and staff members at each of our campuses strive to establish personal relationships with students. Each campus devotes staff resources to advising students regarding academic and financial matters, part-time employment and other factors that may affect their success. In addition, our corporate staff regularly tracks retention rates at each campus and provides feedback and support to appropriate local campus administrators.

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

        Our schools are in continuous contact with employers through the interactions of employers with our faculty, many of whom are industry professionals. Our schools hire a significant number of part-time faculty who hold positions in business and industry because specialized knowledge is required to teach many of the schools' courses and provide students with current, industry-specific training. The schedules of business and industry professionals often permit them to teach the many evening courses offered by our schools. Unlike traditional four-year colleges, instructors in our schools are not awarded tenure and are evaluated, in part, based upon the results of student evaluations. As of January 31,

2003, our schools employed approximately 4,000 faculty members, of whom approximately 38% were full-time employees and approximately 62% were hired on a part-time, adjunct basis.

School Administration

        We provide significant operational autonomy and appropriate performance-based compensation to local school administrators who have demonstrated the ability to undertake such responsibility, based on our belief that success is driven by performance at the local level through enrollment growth and strong student retention rates and placement rates. In addition, each of our schools requires, to a certain extent, different resources and operating tactics due to a variety of differing factors, including curriculum, demographics, geographic location and size. Overall management of each of our schools is principally the responsibility of a school president, who is accountable for the school's operations and profitability. Each of our schools has five primary operating departments: admissions, financial aid, education, career services and accounting.

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

        We have designed and implemented a number of quality and financial controls. Student information is tracked through an advanced, PC-based management information system, which is centralized to allow access to account information.

Tuition and Fees

        Currently, total tuition for completion of a diploma or certificate program offered by our schools, assuming full time attendance, ranges from $4,350 to $26,500, for completion of an associate's degree program ranges from $16,785 to $42,160, for completion of a bachelor's degree program ranges from $27,950 to $70,560, and for completion of a master's degree program ranges from $15,840 to $34,175. In addition to these tuition amounts, students at our schools typically must purchase textbooks and supplies as part of their chosen educational programs.

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

Graduate Employment

        We believe that employment of graduates of our schools in occupations related to their fields of study is critical to the reputation of the schools and their ability to continue to successfully recruit students. We believe that our schools' most successful form of recruiting is through referrals from satisfied graduates. A strong career services office is important to maintain and elevate a school's reputation, as well as manage the loan default rate of former students.

        We devote a significant amount of time and resources to student placement, which we believe to be the ultimate indicator of our success. We believe that our average placement rate is attractive to prospective students. Beginning on the first day of student enrollment, student placement is a top priority of each of our schools. This approach heightens the students' awareness of the career services departments and keeps students focused on their ultimate goal—job placement within their field of choice. Moreover, our schools include career development instruction, which includes the preparation of résumés, cover letters, networking and other essential job-search tools, in our curricula. Placement office resources are regularly available to our graduates. With such assistance, our graduates find employment with a wide variety of businesses located not only within the schools' local markets but also regionally and nationally.

        Each campus' career services department also plays a role in marketing the campus' curriculum to the business community to produce job leads for graduates. As of December 31, 2002, approximately 180 employees worked in the career services departments of our campuses. Career services counselors participate in professional organizations, advisory boards, trade shows and community events to keep apprised of industry trends and maintain relationships with key employers. Partnerships with local and regional businesses are established through internships and curriculum development programs and facilitate the placement of graduates in local and regional businesses. Career services departments also assist current students in finding part-time employment while attending school. These part-time placements often lead to permanent positions.

        During 2002, we launched a career services intranet site that allows all of our campuses to share job opportunities. Additionally, in October 2002, we held our first virtual job fair, which attracted more than 700 employers and 4,000 of our students and alumni.

        Based on survey information received from graduating students and employers, we believe that of the 16,366 students graduating from our schools during the academic year ended June 30, 2002, 94.1% of the 14,426 available graduates, which excludes students who are continuing their education, in active military service or disabled or deceased, as well as students from foreign countries who are legally ineligible to work in the U.S., obtained employment in fields related to their programs of study. This represents a 2.1 percentage point increase from our placement rate for the academic year ending June 30, 2001, of 92.0%.

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

Employees

        As of December 31, 2002, Career Education Corporation and our schools had a total of approximately 4,700 full-time employees and approximately 2,900 part-time employees. We do not have any collective bargaining agreements with our employees. We consider our relations with our employees to be good.

Competition

        The postsecondary education market is highly fragmented and competitive, with no single institution having a significant market share. Our schools compete with traditional public and private two-year and four-year colleges and universities, other proprietary schools, including those that offer online education programs, and alternatives to higher education such as immediate employment and military service. Private and public colleges and universities may offer courses of study similar to those of our schools. Some public institutions are able to charge lower tuition than our schools due in part to government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to proprietary schools. However, tuition at private, non-profit institutions is, on average, higher than the average tuition rates of our schools. Other proprietary career-oriented schools also offer programs that compete with those of our schools. We believe that our schools compete with other educational institutions principally based upon the quality of their educational programs, the reputation in the business community, the costs of programs and the graduates' ability to find employment. Some of our competitors in both the public and private sectors may have substantially greater financial and other resources than we do.

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

Financial Aid and Regulation

        Our schools and students in the U.S. and Canada, as well as U.S. students at our schools in London and Dubai, participate in a wide variety of government-sponsored financial aid programs (i.e., programs administered by federal, state, provincial, and local government agencies). For this reason, our schools are subject to extensive regulatory requirements imposed by government funding agencies and other bodies. For the 2002 fiscal year, we derived approximately 61% of our total net revenue on a cash basis from such government sponsored financial aid received by our students, and we estimate that approximately 75% of our students receive government sponsored financial aid.

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

        Regulation of Federal Student Financial Aid Programs for U.S. Schools.    To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by the relevant agencies of the state in which it is located, accredited by an accrediting agency recognized by the Department of Education and certified as eligible by the Department of Education. The Department of Education will certify an institution to participate in the Title IV Programs only after the institution has demonstrated compliance with the provisions of the Higher Education Act and the Department of Education's extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance with these requirements to the Department of Education on an ongoing basis. These standards are applied primarily on an institutional basis, with an institution defined as a main campus and its additional locations, if any. Under this definition, each of our U.S. campuses is a separate institution, except for Briarcliffe-Patchogue, which is an additional location of Briarcliffe-Bethpage, Gibbs-Piscataway, which is an additional location of Gibbs-Montclair and IADT-Fairmont (formerly known as the School of Computer Technology-Fairmont), which is an additional location of IADT-Pittsburgh (formerly known as the School of Computer Technology-Pittsburgh). Gibbs-Philadelphia is an additional location of Gibbs-New York, and IADT-Orlando and Orlando Culinary Academy are additional locations of IADT-Tampa. American InterContinental University campuses in Dunwoody, Dubai, Los Angeles, Ft. Lauderdale, and London are additional locations of American InterContinental University- Buckhead. All of our U.S. schools currently participate in the Title IV

Programs. The Dubai campus of AIU is not an eligible additional location per Department of Education requirements.

        The substantial amount of federal funds disbursed through the Title IV Programs coupled with the large numbers of students and institutions participating in those programs have led to instances of fraud, waste and abuse. As a result, the U.S. Congress has required the Department of Education to increase its level of regulatory oversight of institutions to ensure that public funds are properly used. Under the Higher Education Act, accrediting agencies and state licensing agencies also have responsibilities for overseeing institutions and continued approval by such agencies is necessary for an institution to maintain eligibility to participate in the Title IV Programs. As a result, each of our institutions is subject to frequent reviews and detailed oversight and must comply with a complex framework of laws and regulations. Because the Department of Education periodically revises its regulations and changes its interpretation of existing laws and regulations, we cannot assure you that the Department of Education will agree with our understanding of each Title IV Program requirement.

        Significant factors relating to the Title IV Programs that could adversely affect us include the following:

        Legislative Action.    Political and budgetary concerns significantly affect the Title IV Programs. The U.S. Congress must reauthorize the Higher Education Act approximately every six years. The most recent reauthorization in October 1998 reauthorized the Higher Education Act through 2003, with an automatic one-year extension if the reauthorization is not completed within that timeframe. In addition, the U.S Congress reviews and determines federal appropriations for the Title IV Programs on an annual basis. The U.S. Congress can also make changes in the laws affecting the Title IV Programs in those annual appropriations bills and in other laws it enacts in between the Higher Education Act reauthorizations. Since a significant percentage of our revenue is derived from the Title IV Programs, any action by the U.S. Congress that significantly reduces Title IV Program funding or the ability of our schools or students to participate in the Title IV Programs could have a material adverse effect on our business, results of operations or financial condition. Legislative action may also increase our administrative costs and require us to adjust our practices in order for our schools to comply fully with the Title IV Program requirements.

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

        None of our 27 institutions participating in FFEL or FDL programs had an FFEL or FDL cohort default rate of 25% or greater for any of the last three federal fiscal years. The following table sets forth the FFEL and FDL cohort default rates for our institutions for federal fiscal years 2000, 1999, and 1998, the most recent years for which the Department of Education has published such rates:

	FFEL and FDL Cohort Default Rate
School
	2000	1999	1998
American InterContinental University
Atlanta, GA (Dunwoody and Buckhead)
Dubai, United Arab Emirates,
Los Angeles, CA, Ft. Lauderdale, FL and London, England	6.4%	10.9%	8.4%
Allentown Business School
Allentown, PA	11.2%	9.2%	9.2%
Briarcliffe College
Bethpage & Patchogue, NY	5.9%	5.4%	7.9%
Brooks College
Long Beach, CA	6.1%	9.8%	16.3%
Brooks Institute of Photography
Santa Barbara, CA	6.8%	5.7%	6.0%
Brown College
Mendota Heights, MN	3.7%	9.5%	5.5%
California Culinary Academy
San Francisco, CA	5.6%	4.0%	2.7%
California School of Culinary Arts*
Pasadena, CA	0.0%	0.0%	0.0%
Collins College
Tempe, AZ	7.6%	9.9%	10.0%
The Cooking and Hospitality Institute of Chicago
Chicago, IL	15.4%	10.1%	7.9%
Gibbs College
Norwalk, CT	9.6%	9.1%	5.6%
Montclair, NJ and Piscataway, NJ	11.4%	16.9%	16.5%
Gibbs School
Vienna, VA	5.9%	8.7%	9.2%
Harrington Institute of Interior Design
Chicago, IL	2.7%	1.7%	1.4%
International Academy of Design & Technology
Chicago, IL	13.1%	9.8%	6.8%
Pittsburgh, PA and Fairmont, WV	9.6%	9.1%	9.5%
Tampa, FL and Orlando, FL	7.9%	6.0%	7.5%
The Katharine Gibbs Schools
Boston, MA	10.5%	12.4%	14.2%
Melville, NY	6.2%	8.2%	7.6%
New York, NY and Philadelphia, PA	11.0%	6.8%	8.5%
Providence, RI	5.1%	1.8%	18.5%

	FFEL and FDL Cohort Default Rate
School
	2000	1999	1998
McIntosh College
Dover, NH	8.0%	9.0%	7.7%
Missouri College
St Louis, MO	10.2%	8.6%	8.6%
Pennsylvania Culinary Institute
Pittsburgh, PA	5.8%	7.6%	9.6%
Scottsdale Culinary Institute
Scottsdale, AZ	3.9%	5.0%	5.2%
Texas Culinary Academy
Austin, TX	15.0%	10.3%	22.0%
Western Culinary Institute
Portland, OR	5.9%	5.9%	7.5%

*
California School of Culinary Arts did not begin participating in the FFEL or FDL programs until being acquired by us in March 1998.

        An institution whose cohort default rate under the FFEL or FDL program equals or exceeds 25% for any one of the three most recent federal fiscal years, or whose cohort default rate under the Perkins program exceeds 15% for any year, may be placed on provisional certification status by the Department of Education for up to four years. Three of our institutions have Perkins cohort default rates in excess of 15% for students who were scheduled to begin repayment in the 2000-01 federal award year, the most recent year for which such rates have been published. The Perkins cohort default rates for these three institutions ranged from 34.38% to 48.84%. These rates include one institution that previously notified the Department of Education that it is no longer participating in the Perkins Loan program. Currently, the Department of Education has placed two of our institutions, Brown College and Gibbs-Melville, on provisional certification for their Perkins cohort default rates. There were no Perkins Loans disbursed in 2002. See "Eligibility and Certification Procedures."

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

        To be considered financially responsible, an institution must, among other things, (i) have sufficient cash reserves to make required refunds, (ii) be current on its debt payments, (iii) meet all of its financial obligations, and (iv) achieve a "composite score" of at least 1.5 based on the institution's annual audited financial statements. The Department of Education calculates the institution's composite score based on its:

  •
  equity ratio, which measures the institution's capital resources, ability to borrow and financial viability,

  •
  primary reserve ratio, which measures the institution's ability to support current operations from expendable resources and

  •
  net income ratio, which measures the institution's ability to operate at a profit.

        Once computed, these ratios are adjusted by strength factors, weighted and summed to determine the institution's composite score, which may range from negative one to three. If an institution's composite score is 1.5 or greater and it satisfies all other Department of Education standards of financial responsibility, the institution is deemed financially responsible. An institution that does not meet the Department of Education's minimum composite score may demonstrate its financial responsibility by posting a letter of credit in favor of the Department of Education in an amount equal to at least 50% of the Title IV Program funds received by the institution during its prior fiscal year or posting such letter of credit in an amount equal to at least 10% of the Title IV Program funds received by the institution during its prior fiscal year and accepting other conditions on its participation in the Title IV Programs. Our consolidated composite score as of and for the year ended December 31, 2002, was 2.5.

        Under a separate standard of financial responsibility, an institution that has been found in an audit or compliance review to have made late student refunds above a minimum threshold in either of its last two fiscal years must post a letter of credit with the Department of Education in an amount equal to 25% of the total Title IV Program refunds paid by the institution in its prior fiscal year. Based on this standard, we currently have posted a total of $2,783,084 in letters of credit with respect to 21 schools.

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

        Since 1998, the Department of Education has had the authority to provisionally and temporarily certify an institution following a change of control under certain circumstances while the Department of Education reviews the institution's application. The Department of Education has provided such temporary certification to each institution we have acquired since January 1999 within periods of time ranging from 10 to 60 days after closing.

        Each U.S. institution we have acquired has undergone a certification review under our ownership and has been certified to participate in the Title IV Programs on a provisional basis. Eleven of our U.S. institutions are presently participating in the Title IV Programs under provisional certification (eight due to change of ownership), and 16 have been granted regular certification.

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

        Administrative Capability.    The Department of Education assesses the administrative capability of each institution that participates in the Title IV Programs under a series of separate standards. Failure to satisfy any of the standards may lead the Department of Education to find the institution ineligible to participate in the Title IV Programs or to place the institution on provisional certification as a condition of its participation. A violation of these requirements could also subject the institutions to other penalties. See "Compliance with Regulatory Standards and Effect of Regulatory Violations."

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

        Other standards provide that an institution may be found to lack administrative capability and be placed on provisional certification if its student loan default rate under the FFEL and FDL programs is 25% or greater for any of the three most recent federal fiscal years, or if its Perkins cohort default rate exceeds 15% for any federal award year. Due to Perkins default rates, two of our institutions have been determined by the Department of Education to lack administrative capability and have been placed on provisional certification with respect to the Perkins loan program. This does not affect our ability to administer the FFEL and FDL programs.

        An additional standard prohibits an institution from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment, admission or financial aid awarding activity. In November of 2002, the Department of Education revised its regulations to clarify this requirement and identified particular activities and payment arrangements that are consistent with this standard. We believe that our current compensation plans are in compliance with the Higher Education Act standards, although the regulations of the Department of Education still do not establish clear criteria for compliance with respect to all issues.

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

        An institution seeking certification to participate in the Title IV Programs after a change of control will be provisionally certified for a limited period, following which the institution must reapply for continued certification. If at that time the institution satisfies all conditions for full certification, the Department of Education will recertify the institution and remove the provisional status. Otherwise, the Department of Education may recertify the institution on a continued provisional basis. Each institution that we have acquired was initially certified by the Department of Education for participation in the Title IV Programs under our ownership on a provisional basis. Eight of our institutions remain on provisional certification status because the initial period of their provisional certification has not expired. Three of our institutions have been recertified by the Department of Education on a provisional status for reasons other than change of ownership (two due to Perkins Loan default rates and one due to late refunds).

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

State Authorization for U.S. Schools

        We are subject to extensive regulation in each of the 18 states in which we currently operate schools and in other states in which our schools recruit students. Each of our campuses must be authorized by the applicable state agency or agencies to operate and grant degrees or diplomas to its students. In addition, state authorization is required for an institution to become and remain eligible to participate in the Title IV Programs. Currently, each of our U.S. campuses is authorized by the applicable state agency or agencies.

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

        Accreditation by an accrediting agency recognized by the Department of Education is required for an institution to be certified to participate in the Title IV Programs. Accrediting agencies must adopt specific standards in connection with their review of postsecondary institutions to be recognized by the Department of Education. All of our U.S. campuses are accredited by an accrediting agency recognized by the Department of Education. Nineteen of our campuses are accredited by the Accrediting Council for Independent Colleges and Schools ("ACICS"), eight of our campuses are accredited by the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT"), six of our campuses are accredited by the Southern Association of Colleges and Schools Commission on Colleges, one of our campuses is accredited by the Accrediting Commission for Community and Junior Colleges of the Western Association of Schools and Colleges, one of our campuses is accredited by the National Association of Schools of Art and Design, one of our campuses is accredited by the New England Association of Schools and Colleges—Commission on Technical and Career Institutions, one of our campuses is accredited by the Council on Occupational Education ("COE") and two of our campuses are accredited by the Middle States Association of Colleges and Schools—Commission on Higher Education. In addition, programmatic accreditation has been granted to seven of our campuses' interior design programs by the Foundation for Interior Design Education Research, five of our campuses' culinary arts programs by the American Culinary Federation Educational Institute Accrediting Commission, and one of our campuses' dental assisting program by the American Dental Association Commission on Dental Accrediting. These programmatic accreditations are not recognized by the Department of Education.

        An accrediting agency may place a campus on "reporting" status to monitor one or more specified areas of performance. A campus placed on reporting status is required to report periodically to its accrediting agency on that campus' performance in the specified areas. One campus, Gibbs-Vienna, is on financial reporting status with its accrediting agency and three campuses (Gibbs-Boston, Gibbs-Vienna, and IADT-Pittsburgh) are on retention reporting status. If any of our campuses loses its accreditation, the campus would be ineligible to continue its participation in the Title IV Programs. The loss of Title IV Program funding for any of our campuses could have a material adverse effect on our business, results of operations or financial condition.

Canadian Regulation

        Depending on their province of residence, our Canadian students may receive loans under the Canada Student Loans Program, the Ontario Student Loans Plan, the Quebec Loans and Bursaries Program, and/or provincial funding from their province of residence (if not Ontario or Quebec). Canadian schools must meet eligibility standards to administer these programs and must comply with extensive statutes, rules, regulations and requirements. We believe our Canadian schools currently hold all necessary registrations, approvals and permits and meet all eligibility requirements to administer these governmental financial aid programs. If our Canadian schools cannot meet these and other eligibility standards or fail to comply with applicable requirements, it could have a material adverse effect on our business, results of operations or financial condition. Our Canadian schools are subject to regulation in the provinces in which they operate and in the provinces in which they recruit students.

        Ontario.    The Ontario Ministry of Training, Colleges and Universities ("Ontario Ministry") provides financial assistance to eligible students through the Ontario Student Assistance Program ("OSAP"). This program includes two main components, the Canada Student Loans Program and the Ontario Student Loans Plan. To maintain the right to administer OSAP, our schools located in Ontario, International Academy of Design and Technology in Ottawa and Toronto and the SoftTrain Institute (the "Ontario Schools"), must, among other things, be registered and in good standing under the Private Career Colleges Act (Ontario) and abide by the rules, regulations and administrative manuals of the Canada Student Loans Program, Ontario Student Loans Plan and other OSAP-related programs. In order to attain initial eligibility, an institution has to establish that it has (1) been in good standing under the Private Career Colleges Act (Ontario) for at least 12 months, (2) offered an eligible program for at least 12 months and (3) graduated at least one class with a minimum of five students enrolled in an eligible program that satisfied specific requirements with respect to class size and graduation rate and (4) described the procedures to be implemented to properly administer a financial aid office, including provisions for appropriately training staff. Pursuant to Ontario Ministry rules, during each of the first two years of initial eligibility, an institution has its administration of OSAP independently audited, and full eligibility is not granted until these audits confirm that the school is properly administering OSAP. Our Ontario Schools have been granted full eligibility. Under Ontario Ministry rules, our Ontario Schools must advise the Ontario Ministry before they take any material action that may result in their failure or inability to meet any rules, regulations or requirements related to OSAP.

        In order for our Ontario Schools to establish any new branches, they must obtain OSAP-designation from the Ontario Ministry. We do not believe that OSAP's requirements will create significant obstacles to our plans to acquire additional institutions or open new branches in Ontario.

        Our Ontario Schools may submit applications for loans only to students enrolled in educational programs that have been designated as OSAP-eligible by the Ontario Ministry. To be eligible, among other things, a program must be registered with the Private Institutions and Student Protection Unit of the Ontario Ministry, must be of a minimum length and must lead to a diploma or certificate. We do not anticipate that these program approval requirements will create significant problems with respect to our plans to add new educational programs.

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

        The Ontario Ministry has the authority to take any measures it deems necessary to protect the integrity of the administration of OSAP. If the Ontario Ministry deems a failure to comply to be minor in nature, the Ontario Ministry will advise us of the deficiency and provide us with an opportunity to remedy it. If the Ontario Ministry deems the failure to comply to be more serious in nature, the Ontario Ministry has the authority to: (1) condition our continued OSAP designations upon our meeting specific requirements during a specific time frame; (2) suspend our OSAP designations; or (3) revoke our OSAP designations. When the Ontario Ministry determines that any non-compliance in our OSAP administration is serious, the Ontario Ministry has the authority to contract with an independent auditor, at our expense, to conduct a full audit in order to quantify the deficiencies and to require repayment of all loan amounts plus interest. In addition, the Ontario Ministry may impose a penalty up to the amount of the damages assessed in the independent audit.

        Adopting a practice similar to that of the U.S. Department of Education, the Ontario Ministry calculates for each school student loan default rates on the basis of incidences of default and expresses the default rates as a percentage of the total number of loans issued to students attending that school. Beginning with loans issued in the 1998-99 award year (August 1, 1998 to July 31, 1999), institutions with a 1997 default rate that is 15 percentage points or more above the 1997 provincial average of 23.5% (i.e. 38.5%) were required to share the cost of defaults. In the 1999-2000 award year, this policy applied to institutions with a 1998 default rate 10 percentage points or more above 23.5% (i.e. 33.5%). In the 2000-2001 award year, this policy applied to institutions with a 1999 default rate above 28.5%. In the 2001-2002 award year, this policy applied to institutions with a 2000 default rate of 25.0% or above. For the 2002-2003 award year, this policy will apply to institutions with a 2001 default rate of 25.0% or above. The rate for 2003-2004 is also 25.0%. The two branches of our International Academy of Design and Technology school in Toronto had an average overall default rate of 20.7% in 2002, 21.6% in 2001, 18.1% in 2000, 16.7% in 1999, and 23.8% in 1998. Our International Academy of Design and Technology school in Ottawa had an overall default rate of 28.6% in 2002, 14.3% in 2001, 13.0% in 2000 and 15.4% in 1999. There are currently no students enrolled in the programs that are above the default threshold at the International Academy of Design and Technology-Ottawa. IADT-Ottawa has received a letter from the Ministry of Training, Colleges and Universities relating to the increase in its default rate. The Ministry has indicated that IADT-Ottawa may have to share in the cost of the defaults by posting an additional bond with the Ministry. However, because the program at issue is no longer being offered by IADT-Ottawa, it is not clear whether the Ministry will follow through on this request. The default rate for our SoftTrain Institute in Toronto was 9.1% in 2002, 0.00% in 2001 and was not recorded by the Ontario Ministry in previous years, as the number of student loans issued by the institution was less than five.

        For the purpose of calculating default rates, student loan recipients/defaulters are assigned to the last institution they attended. An Ontario student loan is in default when the Ontario government has paid a bank's claim for an inactive loan. A loan is inactive when the student has made no payments for at least 90 days. The overall 2002 default rate for Ontario post-secondary institutions (which includes universities, colleges and private career college) is 13.9%, a decrease from the 2001 default rate of 15.4%. The 2002 default rate for the private career college sector, as a whole, is 24.2%. The rate for 2002 is the most recent figure available.

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

        On June 27, 2001, the Ontario government passed the Ontario Student Loan Harmonization Act, 2001, which was proclaimed in force on June 29, 2001. The legislation, among other things, permits the Ontario Ministry to enter into agreements with one or more persons (including financial institutions) respecting the administration of loans to students and respecting such other matters relating to the loans as the Ontario Ministry considers proper. The legislation also requires that such agreements and student loans contain all terms as may be prescribed by regulation and such other terms as the Ontario Ministry considers proper. The Government Efficiency Act, 2002, which became effective on November 26, 2002, clarified that these agreements may impose performance or other requirements on a private career college that must be met in order for students of the institution to be eligible to apply for awards, grants or student loans. These requirements may include, among other things, a performance bond and a loan default sharing arrangement. If one of our schools ceases to meet any condition of any such agreement, the Ontario Ministry may withdraw the school's OSAP eligibility.

        The Ontario government passed new regulations, effective August 1, 2001, relating to Ontario student loans made after July 31, 2001 and Ontario student loans made before August 1, 2001. These regulations, among other things, clarify the requirements and process for an individual obtaining a student loan and maintaining his or her status as a qualifying student. The regulations also address what constitutes default on a student loan and the consequences of such a default for the student.

        The Canadian government also passed regulations, effective October 31, 2001, relating to the credit screening of student loan applicants to prevent credit abuse and improve the overall integrity of the Canada Student Loans Program.

        The Ontario Government amended the Private Vocational Schools Act in 2002. Among other things, the Act was renamed the Private Career Colleges Act. The amending legislation, the Keeping the Promise for Growth and Prosperity Act (2002 Budget), 2002, which was passed on June 27, 2002, also provides for the enactment of new regulations prescribing forms of security or other methods of protecting the financial interest of students other than the bonding requirements discussed below. No regulations have been passed by the Ontario government to date under this provision.

        We may only operate a private career college in Ontario if the school is registered under the Private Career Colleges Act (Ontario). Upon payment of the prescribed fee and satisfaction of the conditions prescribed by the regulations under the Private Career College Act (Ontario) and by the Private Institutions and Student Protection Unit of the Ontario Ministry, an applicant or registrant such as one of our Ontario Schools are entitled to registration or renewal of registration to conduct or operate a private career college unless:

  •
  the school cannot reasonably be expected to be financially responsible in the conduct of the private career college school,

  •
  the past conduct of the officers or directors provides reasonable grounds for belief that the operations of the school will not be carried on in accordance with relevant law and with integrity and honesty,

  •
  it can reasonably be expected that the course or courses of study or the method of training offered by the school will not provide the skill and knowledge requisite for employment in the vocation or vocations for which the applicant or registrant is offering instruction, and

  •
  the applicant is carrying on activities that are, or will be, if the applicant is registered, in contravention of the Private Career Colleges Act (Ontario) or the regulations under that Act.

        An applicant for registration to conduct or operate a private career college is required to submit with the application a bond in an amount determined in accordance with the regulations under the

Private Career College Act (Ontario). Our Ontario Schools are currently registered under the Private Career College Act (Ontario) for all locations, and we do not believe that there will be any impediment to renewal of such registrations on an annual basis.

        The Private Career College Act (Ontario) provides that a "registration" is not transferable. However, the Private Institutions and Student Protection Unit of the Ontario Ministry takes the position that a purchase of shares of a private career college does not invalidate the school's registration under the Private Career Colleges Act. We do not believe that this annual filing will invalidate the registrations of our Ontario Schools.

        If our Ontario Schools are convicted of violating the Private Career Colleges Act (Ontario) or the regulations under that Act, the school can be fined up to $25,000 Canadian.

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

Available Information

        Our investor relations website is http://careered.com. We make available on this website under the caption "Financial Information," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission.

ITEM 2.    PROPERTIES

        Our corporate headquarters are located in Hoffman Estates, Illinois, near Chicago, and our 51 campuses are located throughout the United States, Canada, France, the United Kingdom and the United Arab Emirates. Each campus contains teaching facilities, including modern classrooms, laboratories and, in the case of the schools with culinary arts programs, large, well-equipped kitchens. Admissions and administrative offices are also located at each campus. Additionally, the Brooks College campus includes a dormitory and student cafeteria. Atlantic Culinary Academy, Brown College, Texas Culinary Academy, Western Culinary Institute, Scottsdale Culinary Institute, California School of Culinary Arts, California Culinary Academy and The Cooking and Hospitality Institute of Chicago utilize leased space to operate restaurants in conjunction with their culinary arts program.

        We lease all of our facilities, except the primary Gibbs facility in Montclair, New Jersey, a facility at Brooks Institute of Photography and a facility at the Cooking and Hospitality Institute of Chicago, which we own. As of December 31, 2002, we owned real property covering approximately 40,000 square feet. As of December 31, 2002, we had entered into leases for approximately 3.8 million square feet of real property. The leases have remaining terms ranging from less than one year to 20 years.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our Common Stock has been quoted on the Nasdaq National Market (the "National Market") under the symbol "CECO" since January 29, 1998.

        The following table sets forth the range of high and low sales prices per share for our common stock as reported on the National Market, where the stock trades under the symbol "CECO," for the periods indicated. All share prices reflect our 2-for-1 stock split affected in the form of a stock dividend in September 2001. The split-adjusted initial public offering price of our common stock on January 28, 1998, was $4.00 per share.

	High	Low
2001:
First Quarter	$25.63	$15.47
Second Quarter	30.68	22.72
Third Quarter	33.61	21.69
Fourth Quarter	36.52	22.87
	High	Low
2002:
First Quarter	$40.23	$30.00
Second Quarter	48.21	38.00
Third Quarter	48.65	33.01
Fourth Quarter	52.50	36.80

        The closing price of our common stock as reported on the National Market on March 6, 2003, was $46.93 per share. As of March 6, 2003, there were 72 holders of record of our common stock.

        We have never paid a cash dividend on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future and we plan to retain our earnings to finance future growth. Our ability to pay cash dividends on our common stock is also limited under the terms of our existing credit agreement. The declaration and payment of dividends on our common stock are subject to the discretion of our board of directors. Our board's decision to pay future dividends will depend on general business conditions, the effect on our financial condition and other factors the board may consider to be relevant.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected historical consolidated financial and other data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our selected statement of operations data set forth below for each of the five years ended December 31, 2002, and the balance sheet data as of December 31, 2002, 2001, 2000, 1999 and 1998, are derived from our audited consolidated financial statements.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Statement of Operations Data:
Revenue:
Tuition and registration fees, net	$675,121	$477,333	$295,674	$199,057	$132,926
Other, net	75,887	51,907	29,619	17,747	11,306

Total net revenue	751,008	529,240	325,293	216,804	144,232

Operating expenses:
Educational services and facilities	294,539	213,916	129,628	85,490	57,151
General and administrative	309,535	215,684	135,691	96,406	63,856
Depreciation and amortization.	33,636	30,818	20,594	14,557	12,163
Compensation expense related to the initial public offering	—	—	—	—	1,961

Total operating expenses	637,710	460,418	285,913	196,453	135,131

Income from operations	113,298	68,822	39,380	20,351	9,101
Other income (expense):
Interest income	808	734	1,484	329	166
Interest expense	(2,094)	(1,493)	(1,358)	(1,482)	(1,416)
Share of affiliate earnings	2,348	1,674	—	—	—

Total other income (expense)	1,062	915	126	(1,153)	(1,250)

Income before provision for income taxes and cumulative effect of change in accounting principle	114,360	69,737	39,506	19,198	7,851
Provision for income taxes	46,888	31,382	17,322	8,255	3,350

Income before cumulative effect of change in accounting principle	67,472	38,355	22,184	10,943	4,501
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	(778)	—	(205)

Net income	$67,472	$38,355	$21,406	$10,493	$4,296

Income attributable to common stockholders:
Income before cumulative effect of change in accounting principle	$67,472	$38,355	$22,184	$10,943	$4,501
Dividends on preferred stock	—	—	—	—	(274)
Accretion to redemption value of preferred stock and warrants	—	—	—	—	(2,153)

Income before cumulative effect of change in accounting principle attributable to common stockholders	67,472	38,355	22,184	10,943	2,074
Cumulative effect of change in accounting principle	—	—	(778)	—	(205)

Net income attributable to common stockholders	$67,472	$38,355	$21,406	$10,493	$1,869

Income per share attributable to common stockholders:
Basic—
Income before cumulative effect of change in accounting principle	$1.49	$0.88	$0.59	$0.36	$0.08
Cumulative effect of change in accounting principle	—	—	(0.02)	—	(0.01)

Net income	$1.49	$0.88	$0.57	$0.36	$0.07

Diluted—
Income before cumulative effect of change in accounting principle	$1.42	$0.85	$0.57	$0.34	$0.08
Cumulative effect of change in accounting principle	—	—	(0.02)	—	(0.01)

Net income	$1.42	$0.85	$0.55	$0.34	$0.07

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Other Data:
EBITDA(1)	$149,282	$101,314	$59,974	$34,908	$21,264
EBITDA margin(1)	19.9%	19.1%	18.4%	16.1%	14.7%
Net cash provided by operating activities	106,230	51,981	25,636	34,191	22,227
Net cash used in investing activities	(68,087)	(100,692)	(63,377)	(55,859)	(12,356)
Net cash provided by (used in) financing activities	(44,497)	54,908	26,899	42,711	(4,897)
Capital expenditures, net	60,871	54,550	28,453	12,169	6,383
Student population(2)	50,400	41,100	29,000	22,500	15,900
Number of campuses(3)	43	41	30	26	20
	December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Balance Sheet Data:
Cash	$33,474	$39,675	$33,742	$44,745	$23,548
Working capital (deficit)	(10,964)	10,221	29,316	25,787	15,994
Total assets	586,136	490,789	280,699	210,524	132,887
Total debt	32,769	89,922	19,120	49,939	22,617
Total stockholders' equity	$405,697	$306,405	$200,893	113,681	84,636

(1)
For any period, Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") equals the sum of income from operations, depreciation and amortization, and share of affiliate earnings. EBITDA margin equals EBITDA as a percentage of net revenue. We have included information concerning EBITDA and EBITDA margin because we believe that such measures allow for a more complete analysis of our results of operations. EBITDA and EBITDA margin should not be considered as alternatives to, nor is there any implication that they are more meaningful than, any measure of performance or liquidity promulgated under GAAP.

(2)
Represents the approximate total student population at our schools as of October 31.

(3)
Represents the total number of campuses operated by us as of the end of the period.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion below contains certain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual growth, results, performance and business prospects and opportunities in 2003 and beyond could differ materially from what is expressed in, or implied by, any such forward-looking statements.

        The following discussion and analysis should be read in conjunction with the Selected Historical Consolidated Financial Data and our Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

Background and Overview

        We are a provider of private, for-profit postsecondary education with 51 campuses throughout the United States, Canada, France, the United Kingdom and the United Arab Emirates. We also offer online programs through American InterContinental University-Online, our e-learning division. Including the impact of our February 18, 2003, acquisition of the INSEEC Group, our total student population as of January 31, 2003, would have been approximately 55,000 students. Our schools enjoy long operating histories and offer a variety of master's degree, bachelor's degree, associate degree, and diploma programs in career-oriented disciplines within our core curricula of:

  •
  Visual Communication and Design Technologies

  •
  Information Technology

  •
  Business Studies

  •
  Culinary Arts

  •
  Health Education

        We have invested significant amounts of capital in the hiring of additional personnel and increased marketing and capital improvements at each of the schools we have acquired. The increased costs of personnel and marketing are expensed as incurred and are reflected in general and administrative expenses. Additional depreciation expense is a result of capital improvements. Increased amortization expense during 2000 and 2001 is a result of additional goodwill recorded in connection with 2000 and 2001 acquisitions. Decreased amortization expense during 2002 is primarily a result of the elimination of goodwill amortization in connection with our January 1, 2002 adoption of Statement of Accounting Standards No. 142, Goodwill and Intangible Assets ("SFAS 142").

        We have experienced significant growth both internally and through acquisitions with our net revenue increasing from $19.4 million in 1995 to $751.0 million in 2002. In addition, our net income has increased from $0.1 million in 1995 to $67.5 million in 2002. In addition, we believe that Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), while not a substitute for generally accepted accounting principles' measures of operating results, is an important measure of our financial performance and that of our schools. For the year ended December 31, 2002, EBITDA was $149.3 million, a 47 percent increase from EBITDA of $101.3 million for the year ended December 31, 2001. We believe that EBITDA is particularly meaningful due principally to the role acquisitions have played in our development. Historically, our rapid growth through acquisitions has resulted in significant non-cash depreciation and amortization expense, because a significant portion of the purchase price of a school acquired by us is generally allocated to fixed assets, goodwill and other intangible assets. However, as a result of the elimination of goodwill amortization expense in connection with our January 1, 2002, adoption of SFAS 142, amortization expense decreased significantly in 2002.

        Our principal source of revenue is tuition collected from our students. The academic year is at least 30 weeks in length but varies both by individual school and program of study. The academic year is divided by term, which is determined by start dates, which vary by school and program. Payment of each term's tuition may be made by full cash payment, financial aid and/or an installment payment plan. If a student withdraws from school prior to the completion of the term, we refund the portion of tuition already paid which is attributable to the period of the term that is not completed. Tuition revenue and one-time fees, such as application fees, are recognized on a straight-line basis over the length of the applicable program and are reflected net of bad debt expense. The portion of tuition payments received but not earned is recorded as deferred revenue.

        Our campuses charge tuition at varying amounts, depending not only on the particular school but also upon the type of program and the specific curriculum. On average, our campuses increase tuition one or more times annually.

        Other revenue consists primarily of bookstore sales, dormitory revenue, student laptop computer sales, placement revenue, contract training revenue, rental income, cafeteria revenue, and restaurant revenue. Other dormitory and cafeteria revenues are recognized upon delivery. Other student laptop computer sales, bookstore sales, placement revenue, restaurant revenue, rental income, and contract training revenue are recognized as services are performed or goods are delivered.

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

        Depreciation expense includes costs associated with the depreciation of, among other things, purchased computer laboratories, equipment, furniture and fixtures, courseware, owned facilities, capitalized equipment leases. Depreciation is recognized using the straight-line method over the useful lives or lease terms of the related assets for financial reporting purposes and an accelerated method for income tax purposes. Amortization expense includes the amortization of intangible assets. Through December 31, 2001, goodwill related to each acquisition completed before June 30, 2001, was amortized on a straight-line basis over its estimated useful life, and goodwill related to each acquisition completed after June 30, 2001, was not amortized, in accordance with SFAS 142. Beginning January 1, 2002, pursuant to our January 1, 2002, adoption of SFAS 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization. However, goodwill and other indefinite lived intangible assets are reviewed for impairment by applying a fair-value-based test on at least an annual basis.

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

California Culinary Academy, Inc. (CCA)

        On April 3, 2000, we completed the acquisition of California Culinary Academy, Inc. The purchase price was approximately $19.1 million. We also assumed approximately $3.0 million of the debt of California Culinary Academy, Inc. The acquisition was accounted for as a purchase, and the purchase price exceeded the fair market value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $21.2 million. In connection with the acquisition we recorded a severance liability of $3.0 million, all of which had been paid as of December 31, 2000.

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

American InterContinental University (AIU)

        On January 2, 2001, we completed our acquisition of EduTrek International, Inc. ("EduTrek"), a Georgia corporation and operator of American InterContinental University. EduTrek's shareholders received an aggregate of approximately 2.4 million shares of our common stock (0.1802 shares of our common stock for each share of EduTrek stock) and approximately $2.5 million in cash ($0.1877 per share of EduTrek stock). The acquisition was accounted for as a purchase, and the purchase price exceeded the fair market value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $71.4 million. Based upon the finalization of our purchase accounting, we recorded additional reserves for deferred revenue and certain accrued liabilities existing at the date of the acquisition, resulting in an increase in goodwill of $3.1 million, net of tax, from the $68.3 million originally recorded. Additionally, at November 30, 2000, one of EduTrek's lenders assigned its $5.0 million promissory note to us, in exchange for $5.0 million plus accrued interest. In connection with the acquisition, this note was forgiven and became part of the purchase price.

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

        The acquisition was accounted for as a purchase, and, accordingly, all acquired tangible and intangible assets and assumed liabilities were recorded at their estimated fair values as of August 1, 2001. Intangible assets acquired consist of accreditation and licensing rights with a fair value of approximately $1.2 million. There was no goodwill generated in the acquisition.

Pennsylvania Culinary Institute (PCI)

        On December 3, 2001, we acquired all of the issued and outstanding stock of Pennsylvania Culinary Institute for approximately $44.0 million in cash with funds obtained under our prior credit agreement. We acquired PCI primarily because of its strong brand value, its potential for market leadership, the attractiveness of the educational market that it serves, and its potential for strong returns of invested capital. In addition, our acquisition of PCI will enhance our culinary presence in Pennsylvania and surrounding states and provide our other culinary schools with a strong high school marketing model. We plan to increase PCI's enrollments significantly by introducing our Le Cordon Bleu culinary program and expanding PCI's marketing capabilities.

        The acquisition was accounted for as a purchase, and, accordingly, the purchase price plus acquisition costs of approximately $45.2 million was allocated to the fair market values of acquired tangible and intangible assets of approximately $15.4 million and assumed liabilities of approximately $11.8 million as of December 3, 2001. Intangible assets acquired include, among others, accreditation, licensing, and Title IV participation rights with a fair value of approximately $2.4 million and a trade name with a fair value of approximately $1.6 million. Our final allocation of the purchase price to the fair value of acquired asset and assumed liabilities has resulted in goodwill totaling approximately $41.6 million. This amount represents an increase in goodwill of approximately $6.7 million from the $34.9 million recorded pursuant to our initial purchase price allocation.

Missouri College

        On September 3, 2002, we acquired 100% of the issued and outstanding stock of Missouri College, Inc. for approximately $6.1 million in cash with funds obtained under our prior credit agreement. The school, based in St. Louis, Missouri, provides private, for-profit, postsecondary education leading to an associate degree or a diploma in the career-oriented disciplines of healthcare education, information technology, and business studies. We acquired the school primarily because of its potential for market leadership, the attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. In addition, the acquisition of Missouri College provides us with access to an accredited institution in St. Louis, Missouri, a geographic location in which we seek to expand, and an opportunity to broaden our core curricula into the healthcare education field. We plan to increase the school's enrollments significantly by expanding the school's marketing capabilities and offering more programs.

        The acquisition was accounted for as a purchase and, accordingly, the purchase price plus acquisition costs, subject to adjustment, of approximately $6.5 million was allocated to the fair market values of the acquired tangible and intangible assets of approximately $3.3 million and assumed liabilities of approximately $0.8 million as of September 3, 2002. Intangible assets acquired include, among others, accreditation, licensing and Title IV participation rights with a fair value of approximately $1.2 million and a trade name with a fair value of approximately $0.5 million.

        Based upon a preliminary purchase price allocation, goodwill of approximately $4.0 million has been recorded. We do not expect any portion of this goodwill balance to be deductible for tax purposes. Subsequent adjustments may be made to the purchase price allocation. However, we do not believe that such adjustments will be material.

The INSEEC Group

        On February 18, 2003, we acquired 100% of the issued and outstanding stock of Formastrat SA and its subsidiaries, also known as the INSEEC Group, for approximately $19.8 million. We acquired the school primarily because of its potential for market leadership, the attractiveness of the educational markets that it serves and its potential for strong returns on invested capital. The acquiistion of the INSEEC Group provides us with a solid platform for additional expansion in Europe. We plan to promote further growth of the INSEEC Group by expanding its marketing channels and adding new programs.

        We are currently in the process of allocating the purchase price to the fair market values of acquired tangible and intangible assets and assumed liabilities as of February 18, 2003.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to our allowance for doubtful accounts, intangible assets, the recoverability of long-lived assets, accrued liabilities, contractual obligations, revenue recognition and contingencies. Management bases its estimates on historical experience, assessment of current conditions, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and are not readily apparent from other sources. Critical accounting policies are defined as those that are reflective of significant judgments by management and uncertainties, and that could potentially result in materially different results under different assumptions and conditions. Although, historically, actual results have not deviated significantly from those determined using management's estimates, as discussed below, our consolidated financial position or results of operations could be materially different if we were to report under different conditions or using different assumptions in the application of our critical accounting policies. We believe that the following accounting policies are most critical to us, in that they represent the primary areas where financial information is subject to the application of management's estimates, assumptions and judgment in the preparation of our consolidated financial statements. The critical accounting policies discussed herein are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in the application of such principles. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result from the result derived from the application of our critical accounting policies. Our significant accounting policies are discussed in Note 3 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Revenue Recognition

        Revenue is derived primarily from programs taught at our schools. Tuition revenue and one-time fees, such as application fees, are recognized on a straight-line basis over the length of the applicable program. Dormitory and cafeteria revenues charged to students are recognized on a straight-line basis over the term of a student's dormitory and cafeteria use. Other dormitory and cafeteria revenues are recognized upon delivery. Other revenue, such as student laptop computer sales, bookstore sales, placement revenue, restaurant revenue, rental income and contract training revenue, is recognized as services are performed or goods are delivered. Revenue is reflected net of bad debt expense of approximately $29.1 million, $17.8 million and $9.2 million, respectively, for the years ended December 31, 2002, 2001 and 2000. The portion of payments received but not earned is recorded as deferred revenue and reflected as a current liability in our consolidated balance sheets, as such amount represents revenue that we expect to earn within the next year. Refunds are calculated and paid in accordance with applicable federal, state and accrediting agency standards and Company policy.

Allowance for Doubtful Accounts

        Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to tuition receivables. In establishing our allowance for doubtful accounts, we consider, among other things, a student's status (in-school or out-of-school), whether or not additional financial aid funding will be collected from Title IV Programs or other sources, whether or not a student is currently making payments, and overall collections history. Changes in trends in any of these areas may impact the allowance for doubtful accounts. The receivable balances of withdrawn students with delinquent obligations are fully reserved in our allowance for doubtful accounts.

        Our historical bad debt expense as a percentage of gross school revenue for the years ended December 31, 2002, 2001, and 2000 was 3.7%, 3.3%, and 2.8%, respectively.

        Because a substantial portion of our revenue is derived from Title IV Programs, any legislative or regulatory action that significantly reduces the funding available under Title IV Programs or the ability of our students or schools to participate in Title IV Programs could have a material effect on the realizability of our receivables.

Goodwill and Other Intangible Assets

        Goodwill related to each acquisition completed before June 30, 2001, has been amortized through December 31, 2001, on a straight-line basis over its estimated useful life. Goodwill related to acquisitions completed after June 30, 2001, has not been amortized, as required under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Effective January 1, 2002, pursuant to our adoption of SFAS 142, goodwill and indefinite-lived intangible assets are no longer subject to amortization. However, these assets are reviewed for impairment on at least an annual basis by applying a fair-value-based test.

        During the second quarter of 2002, we completed the transitional intangible asset impairment test required under SFAS 142 and, based on the results of the test, concluded that no impairment of goodwill or other indefinite lived intangible assets had occurred. Therefore, no impairment loss was recorded in connection with our adoption of SFAS 142.

        In evaluating the recoverability of the carrying value of goodwill and other indefinite-lived intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of our reporting units, as defined under SFAS 142. If our fair value estimates or related assumptions change in the future, we may be required to record impairment charges related to goodwill and other indefinite-lived intangible assets.

        Definite-lived intangible assets are amortized on a straight-line or accelerated basis over their estimated useful lives.

Recoverability of Long-lived Assets

        On an ongoing basis, we review property and equipment, definite-lived intangible assets and other long-lived assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. To date, no such events or changes in circumstances have occurred. If such events or changes in circumstances occur, we will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset (or acquired business) are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

        In evaluating the recoverability of long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of such assets. If our fair value estimates or related assumptions change in the future, we may be required to record impairment charges related to goodwill and other indefinite-lived intangible assets.

Income Taxes

        We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"), which requires the recognition of deferred income taxes based upon the tax consequences of temporary differences between financial reporting and income tax reporting by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized.

        In connection with the preparation of our consolidated financial statements, we are required to estimate our income tax liability for each of the tax jurisdictions in which we operate. This process involves estimating our actual current income tax expense and assessing temporary differences resulting from differing treatment of certain income or expense items for income tax reporting and financial reporting purposes. We also recognize as deferred tax assets the expected future tax benefits of net operating loss carry forwards. In evaluating the realizability of deferred tax assets associated with net operating loss carry forwards, we consider, among other things, expected future taxable income, the expected timing of the reversals of existing temporary reporting differences, and the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future tax benefits. Changes in, among other things, income tax legislation, statutory income tax rates or future taxable income levels could materially impact the our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.

Results of Operations

        The following table summarizes our operating results as a percentage of net revenue for the periods indicated.

	Year Ended December 31,
	2002	2001	2000
Revenue:
Tuition and registration fees, net	89.9%	90.2%	90.9%
Other, net	10.1	9.8	9.1

Total net revenue	100.0	100.0	100.0

Operating expenses:
Educational services and facilities	39.2	40.4	39.9
General and administrative	41.2	40.8	41.7
Depreciation and amortization	4.5	5.8	6.3

Total operating expenses	84.9	87.0	87.9

Income from operations	15.1	13.0	12.1
Other income (expense)
Interest income	0.1	0.2	0.4
Interest expense	(0.3)	(0.3)	(0.4)
Share of affiliate earnings	0.3	0.3	—

Total other income	0.1	0.2	—

Income before provision for taxes and cumulative effect of change in accounting principle	15.2	13.2	12.1
Provision for income taxes	6.2	6.0	5.3

Income before cumulative effect of change in accounting principle	9.0	7.2	6.8
Cumulative effect of change in accounting principle (net of taxes)	—	—	(0.2)

Net income	9.0%	7.2%	6.6%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Net Revenue.    Net tuition and registration fee revenue increased $197.8 million or 41%, from $477.3 million in 2001 to $675.1 million in 2002. The increase was due primarily to a $164.6 million or 34 percentage point improvement in net tuition and registration fee revenue on a same-school basis (i.e., schools acquired or opened on or prior to January 2, 2001). This same-school revenue increase was attributable to an approximate 22 percentage point increase in the average student population during 2002 at the schools we acquired or opened on or prior to January 2, 2001, and an approximate 12 percentage point revenue increase associated with 2002 tuition price increases and a shift in student enrollment mix toward higher priced programs. The remainder of the increase in net tuition and registration fee revenue was due to additional revenue of $33.2 million generated by schools acquired or opened after January 2, 2001 (TCA, PCI, Orlando Culinary Academy, Brooks College—Sunnyvale, CA and Missouri College). This additional revenue accounted for 7 percentage points of the total 41 percentage point increase in net tuition and registration fee revenue during 2002.

        Bad debt expense increased $11.2 million or 63%, from $17.8 million in 2001 to $29.1 million in 2002, and bad debt expense as a percentage of gross school revenue increased from 3.3% during 2001 to 3.7% during 2002. This anticipated increase in bad debt expense as a percentage of gross school revenue is primarily attributable to a greater number of students taking higher priced programs, which results in lower government funding for students as a percentage of cash receipts. This requires many of our students to enter into payment arrangements with larger monthly payments and balances due that may extend beyond their scheduled graduation dates. In addition, a higher rate of attrition caused a larger portion of our receivables to be due from students who did not complete their programs. These students represent a poorer credit risk than do those who complete their programs.

        Other net revenue increased $24.0 million or 46%, from $51.9 million in 2001 to $75.9 million in 2002. This increase is attributable to an approximate $14.0 million or 27 percentage point improvement in other net revenue on a same-school basis, caused primarily by the increase in student population mentioned above, and additional other revenue of $10.0 million generated by schools acquired or opened after January 2, 2001. The disproportionate growth of other revenue relative to net tuition and registration fee revenue growth was primarily a result of a higher concentration of other net revenue at our newly acquired schools.

        Educational Services and Facilities Expense.    Educational services and facilities expense increased $80.6 million or 38%, from $213.9 million in 2001 to $294.5 million in 2002. Approximately $60.2 million or 28 percentage points of the total increase, is attributable to schools acquired or opened on or prior to January 2, 2001. This same-school increase was due primarily to increases in variable expenses necessary to support the increase in student population mentioned above, additional student service activities designed to improve retention, an increase in curriculum development activities, and increase in occupancy costs associated with 2002 facility upgrades and expansions. Schools acquired or opened after January 2, 2001, accounted for $20.4 million or 10 percentage points of the total increase in educational services and facilities expense.

        General and Administrative Expense.    General and administrative expense increased $93.9 million or 44%, from $215.7 million in 2001 to $309.5 million in 2002. Approximately $17.6 million or 8 percentage points of the total increase was attributable to schools acquired or opened after January 2, 2001, and $76.3 million or 36 percentage points of the total increase was due primarily to increased advertising, marketing and admissions activities by schools acquired or opened on or prior to January 2, 2001, in support of increased student lead, enrollment and start targets. The increase in general and administrative expense during 2002 is also attributable to investments in corporate and school-level technology and infrastructure necessary to support anticipated growth and maximize operating efficiency.

        Depreciation and Amortization Expense.    Depreciation and amortization expense increased $2.8 million or 9%, from $30.8 million in 2001 to $33.6 million in 2002. Depreciation expense increased $7.4 million or 30%, from $24.6 million in 2001 to $32.0 million in 2002. This increase is primarily attributable to 2001 and 2002 capital expenditures and resulted in an increase in same-school depreciation expense of $5.5 million, or 22 percentage points of the total 30 percentage point increase, and additional depreciation expense of $1.9 million, or 8 percentage points of the total 30 percentage point increase, incurred by schools acquired or opened after January 2, 2001. Amortization expense decreased $4.6 million or 74%, from $6.2 million in 2001 to $1.6 million in 2002, due primarily to the elimination of goodwill amortization of approximately $4.2 million in connection with our January 1, 2002, adoption of SFAS 142.

        Interest Income.    Interest income increased $0.1 million or 10%, from $0.7 million in 2001 to $0.8 million in 2002, due primarily to an increase in cash available for short-term investment purposes, offset by generally lower interest rates paid on investment balances.

        Interest Expense.    Interest expense increased $0.6 million or 40%, from $1.5 million in 2001 to $2.1 million in 2002, due primarily to an increase in interest incurred in connection with our long-term contractual obligations and certain other liabilities, offset, in part, by a decrease in average revolving borrowings under our credit agreements, a decrease in our average capital lease obligation, and a decrease in the average interest rate paid on revolving borrowings under our credit agreements.

        Share of Affiliate Earnings.    Share of affiliate earnings from our minority interest in American InterContinental University in Dubai, United Arab Emirates increased $0.7 million or 40%, from $1.7 million in 2001 to $2.3 million in 2002. We acquired a 30% minority interest in the school in connection with our January 2, 2001, acquisition of EduTrek.

        Provision for Income Taxes.    Provision for income taxes increased $15.5 million or 49%, from $31.4 million in 2001 to $46.9 million in 2002, as a result of an increase in pretax income during 2002 of $44.6 million, offset by a reduction of our effective income tax rate from 45% in 2001 to 41% in 2002. Approximately 1.5 percentage points of the 4.0 percentage point decrease in our effective tax rate are attributable to the elimination of goodwill amortization expense during 2002 in connection with our January 1, 2002, adoption of SFAS 142. The remainder of the reduction in our effective tax rate is attributable to the impact of various tax planning strategies.

        Net Income.    Net income increased $29.1 million or 76%, from $38.4 million in 2001 to $67.5 million in 2002, due to the cumulative effect of the factors noted above.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Net Revenue.    Net tuition and registration fee revenue increased $181.7 million or 61%, from $295.7 million in 2000 to $477.3 million in 2001. The increase was due primarily to a $103.9 million or 35 percentage point improvement in net tuition and registration fee revenue on a same-school basis (i.e., schools acquired prior to 2000). This same-school revenue increase was attributable to an approximate 21 percentage point increase in the average student population at the schools we owned prior to 2000 and an approximate 14 percentage point revenue increase associated with 2001 tuition price increases and a shift in student enrollment mix toward higher priced programs. The remainder of the increase in net tuition and registration fee revenue was due to additional revenue of $77.8 million generated by schools acquired or opened during 2000 and 2001 (AIU, International Academy of Design and Technology—Orlando, FL, Katharine Gibbs School—Philadelphia, PA, TCA and PCI). This additional revenue accounted for 26 percentage points of the total 61 percentage point increase in net tuition and registration fee revenue during 2001.

        Bad debt expense increased $8.6 million or 93%, from $9.2 million in 2000 to $17.8 million in 2001, and bad debt expense as a percentage of gross revenue increased from 2.8% during 2000 to 3.3% during 2001. We estimate that a significant portion of this increase in bad debt expense as a percentage of gross revenue was attributable to the implementation of the DOE's Return of Title IV Funds policy.

        Other net revenue increased $22.3 million or 75%, from $29.6 million in 2000 to $51.9 million in 2001. This increase is attributable to an approximate $10.2 million or 34 percentage point improvement in other net revenue on a same-school basis, caused primarily by the increase in student population mentioned above, and additional other revenue of $12.1 million, or 41 percentage points of the total 75 percentage point increase, generated by schools acquired or opened during 2000 and 2001.

        Educational Services and Facilities Expense.    Educational services and facilities expense increased $84.3 million or 65%, from $129.6 million in 2000 to $213.9 million in 2001. Approximately $41.8 million or 32 percentage points of the total increase was attributable to schools acquired prior to 2000. This same-school increase was due primarily to the increase in student population mentioned above, additional retention and student service activities, and an increase in curriculum development activities. Schools acquired or opened during 2000 and 2001 accounted for $42.5 million or 33 percentage points of the total increase in educational services and facilities expense.

        General and Administrative Expense.    General and administrative expense increased $80.0 million or 59%, from $135.7 million in 2000 to $215.7 million in 2001. Approximately $42.0 million or 31 percentage points of the total increase was attributable to schools acquired or opened during 2000 or 2001, and $32.0 million or 24 percentage points of the total increase was due to increased advertising, marketing and admissions activities by schools acquired prior to 2000 in support of future growth. Advertising, marketing and admissions expense, as a percentage of net revenue was reasonably consistent between years. In addition, $6.0 million or 4% of the increase in general and administrative expense related to planned corporate and regional infrastructure enhancements.

        Depreciation and Amortization Expense.    Depreciation and amortization expense increased $10.2 million or 50%, from $20.6 million in 2000 to $30.8 million in 2001. Depreciation expense increased $8.6 million or 54%, from $16.0 million in 2000 to $24.6 million in 2001, due to additional depreciation expense of $3.7 million, or 23 percentage points of the total 54 percentage point increase, for schools acquired or opened during 2000 or 2001 and an increase in depreciation expense of $4.9 million, or 31 percentage points of the total 54 percentage point increase, for schools acquired prior to 2000 caused by 2000 and 2001 capital expenditures. Amortization expense increased $1.6 million or 35%, from $4.6 million in 2000 to $6.2 million in 2001, due to additional amortization of covenants not-to-compete and goodwill of $1.8 million incurred by schools acquired or opened during 2000 or 2001. This increase was offset by a $0.2 million decrease in amortization of covenants not-to-compete for schools acquired prior to 2000.

        Interest Income.    Interest income decreased $0.8 million or 51%, from $1.5 million in 2000 to $0.7 million in 2001, due to decreases in both cash available for short-term investment purposes and interest rates paid on investment balances.

        Interest Expense.    Interest expense increased $0.1 million or 10%, from $1.4 million in 2000 to $1.5 million in 2001, due primarily to debt incurred in connection with our acquisitions of EduTrek and Pennsylvania Culinary Institute during 2001.

        Share of Affiliate Earnings.    Share of affiliate earnings from our affiliate in Dubai, United Arab Emirates, was $1.7 million in 2001. We acquired a 30% minority interest in the entity in connection with our 2001 acquisition of EduTrek.

        Provision for Income Taxes.    Provision for income taxes increased $14.1 million or 81%, from $17.3 million in 2000 to $31.4 million in 2001, primarily as a result of the increase in pretax income during 2001 and a 1.2 percentage point increase in our effective income tax rate. If SFAS 142 had been in effect in 2001, our effective tax rate would have been approximately 42.8 percent as a result of the elimination of goodwill amortization expense.

        Income before Cumulative Effect of Change in Accounting Principle.    Income before cumulative effect of change in accounting principle increased $16.2 million or 73%, from $22.2 million in 2000 to $38.4 million in 2001, as a cumulative result of the factors discussed above.

        Cumulative Effect of Change in Accounting Principle.    We adopted the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101") effective January 1, 2000, resulting in a net of tax charge of $0.8 million in 2000. SAB 101 requires us to recognize revenue related to application and registration fees over the student's benefit period rather than immediately upon receipt.

        Net Income.    Net income increased $17.0 million or 79%, from $21.4 million in 2000 to $38.4 million in 2001, as a cumulative result of the factors discussed above.

Seasonality

        Our results of operations fluctuate primarily as a result of changes in the level of student enrollment at our schools. Our schools experience a seasonal increase in new enrollments in the fall, traditionally when the largest number of new high school graduates begins postsecondary education. Furthermore, although we encourage year-round attendance at all schools, some schools have summer breaks for some of their programs. As a result of these factors, total student enrollment and net revenue are typically highest in the fourth quarter (October through December) and lowest in the second quarter (April through June). However, our costs and expenses do not fluctuate as significantly on a quarterly basis, except for admissions and advertising costs, as these are typically higher in the second and third quarter in support of seasonally high enrollments. We anticipate that these seasonal trends will continue.

Liquidity and Capital Resources

        On May 10, 2000, we sold 8.1 million shares of common stock at $8.13 per share pursuant to a secondary public offering. The net proceeds to us from the sale of the shares of common stock, after deducting underwriting discounts and commissions and offering expenses payable by us, were approximately $61.6 million. We used $28.5 million of the offering net proceeds to repay indebtedness under our prior credit agreement, and the remaining $33.1 million was used for general corporate purposes.

        Our merger with EduTrek International, Inc. ("EduTrek"), operator of American InterContinental University, was completed on January 2, 2001. Under the terms of the merger agreement, EduTrek shareholders received an aggregate of approximately 2.4 million shares of our common stock (approximately 0.1802 shares of our stock for each share of EduTrek stock) and $2.5 million in cash (approximately $0.1877 per share of EduTrek stock). There were approximately 13.3 million EduTrek shares outstanding.

        On December 3, 2001, we acquired all of the issued and outstanding stock of Pennsylvania Culinary Institute. The purchase price of approximately $44.0 million was paid in cash with funds obtained under our prior credit agreement.

        On August 30, 2002, we amended our license agreement with Le Cordon Bleu Limited to reduce the royalty rate payable on eligible culinary revenues from eight percent to two percent from September 1, 2002, through December 31, 2008. As consideration for the royalty rate reduction, we paid Le Cordon Bleu Limited a one-time royalty fee of $40.0 million with cash generated from operating activities and funds obtained under our prior credit agreement. In connection with the amendment, we also issued Le Cordon Bleu Limited an option to purchase 100,000 shares of our common stock.

        On September 30, 2002, we acquired all the issued and outstanding stock of Missouri College, Inc. The purchase price, subject to adjustment, of approximately $6.1 million was paid in cash with funds obtained under our prior credit agreement.

        On February 18, 2003, we acquired all of the issued and outstanding stock of the INSEEC Group. The purchase price of approximately $19.8 million was paid primarily with funds obtained under our Credit Agreement.

        We finance our operating activities and our internal growth primarily through cash generated from operations. We finance acquisitions primarily through funding from a combination of equity issuances, credit facilities, and cash generated from operations. Net cash provided by operating activities increased to $106.2 million in 2002 from $52.0 million in 2001. The increase is attributable primarily to an increase in net income of approximately $29.1 million and a $4.6 million decrease in net operating assets during 2002 relative to a $30.4 million increase in net operating assets during 2001. Excluding the impact of the $40.0 million August 30, 2002, royalty payment to Le Cordon Bleu Limited, cash flow from operating activities during 2002 was approximately $146.2 million. Of the $30.4 million increase in net operating assets during 2001, $34.6 million was attributable specifically to our January 2, 2001, acquisition of EduTrek. These planned changes in net operating assets that have occurred since the acquisition date flow through cash flows from operating activities rather than through cash flows from business acquisitions under investing activities. Excluding the effect of our acquisition of Edutrek, cash provided by operating activities during 2001 was approximately $65.2 million.

        Capital expenditures increased from $54.6 million during 2001 to $60.9 million during 2002. Capital expenditures during 2002 included, among other things, investments in leasehold improvements in connection with new and expanded facilities and capital equipment purchases necessitated by increasing student population. Approximately 50% of our total 2002 capital expenditures were made in connection with expansion projects and information system improvements in support of future growth. We expect capital expenditures to be approximately $75.0 to $80.0 million during 2003 as new schools are acquired or opened, student population increases, and current facilities and equipment are upgraded and expanded. We finance capital expenditures primarily with cash generated from operations.

        Net receivables increased $19.5 million or 31%, from $62.8 million on December 31, 2001 to $82.3 million on December 31, 2002. Net receivables as of December 31, 2002 and 2001 were 10.4% and 11.9%, respectively, of gross revenue for the years ended December 31, 2002 and 2001. Quarterly Days Sales Outstanding (DSO) were 33 days as of December 31, 2002. This represents a 3 day decrease from DSO as of December 31, 2001, of 36 days. The overall increase in receivables as of December 31, 2002, was primarily due to an increase in net tuition and registration fee revenue of 41% during 2002, offset by a decrease in DSO and an increase in our allowance for doubtful accounts as a percentage of total gross receivables.

        From May 30, 1997 through December 19, 2002, we maintained a credit agreement with a consortium of banks that was amended from time to time. The amended credit agreement allowed us to borrow up to $90.0 million under a revolving credit facility and obtain up to $50.0 million in standby letters of credit. On December 19, 2002, we prepaid in full and terminated our amended credit agreement and entered into a new unsecured credit agreement (the "Credit Agreement") with a syndicate of financial institutions, represented by, among others, an administrative agent. Costs incurred in connection with the prepayment and early termination of our amended credit agreement were not material.

        Under our Credit Agreement, we may borrow up to the U.S. dollar equivalent of $200.0 million in U.S. dollars and various foreign currencies under a revolving credit facility and obtain up to the U.S. dollar equivalent of $100.0 million in standby letters of credit in U.S. dollars and various foreign currencies. Outstanding letters of credit reduce the availability of borrowings under the revolving credit facility. At any time during the three- year period after December 19, 2002, provided no default under the Credit Agreement then exists, we may, upon notice to, but without the consent of, the administrative agent and the lenders, increase the revolving credit facility under our Credit Agreement up to the U.S. dollar equivalent of $275.0 million. Subject to the satisfactions of certain conditions precedent under the Credit Agreement, we may prepay outstanding loans under the Credit Agreement at any time and without penalty. The stated maturity of our Credit Agreement is December 19, 2007.

        Borrowings under the Credit Agreement bear interest at variable rates per annum that are tied to the prime rate and the Eurocurrency rate as follows:

  (1)
  the higher of the administrative agent's prime rate or the federal funds rate plus 50 basis points, plus a specified number of basis points, ranging from 0 to 50 (based on our consolidated leverage ratio) or

  (2)
  the British Bankers Association Interest Settlement Rate ("eurocurrency"), plus a specified number of basis points, ranging from 75 to 150 (based upon our consolidated leverage ratio).

        Subject to the terms of the Credit Agreement we may elect which of the foregoing types of interest rates applies to a particular borrowing made under the Credit Agreement. Interest on each borrowing bearing interest at the prime rate (as specified in (1) above) is payable quarterly and at maturity. Interest on each borrowing bearing interest at the eurocurrency rate (as specified in (2) above) is payable every one, two or three months, depending on the interest period applicable to such borrowing, and at maturity.

        As of December 31, 2002, we had outstanding revolving loans totaling $27.0 million and letters of credit totaling $12.1 million. Approximately $2.8 million of the total outstanding letters of credit are being used to satisfy certain Department of Education financial responsibility requirements. Availability under our Credit Agreement as of December 31, 2002, was $160.9 million. Weighted average daily revolving credit borrowings during 2002 and 2001 were approximately $11.5 million and $20.2 million, respectively. At December 31, 2002 and 2001, the weighted average annual interest rate of borrowings under the Credit Agreement and the credit agreement that terminated on December 19, 2002 was 4.25% and 3.74%, respectively.

        Our domestic subsidiaries, jointly and severally, have guaranteed repayment of obligations under the Credit Agreement. Under the Credit Agreement, we are limited in our ability to take certain actions, including, among other things, consummating acquisitions or mergers, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring other debt in excess of specified amounts, prepaying other debt, and making certain investments. We are also required to satisfy certain financial covenants on a periodic basis, including the maintenance of a maximum consolidated leverage ratio of 2.50:1 (during the current period), a minimum fixed charge coverage ratio of 1.50:1, a minimum level of consolidated net worth, and a minimum annual consolidated Department of Education financial responsibility composite score of 1.50. As of December 31, 2002, we were in compliance with the covenants of our Credit Agreement.

        We rent most of our facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through 2023. We also finance the acquisition of certain equipment through capital lease agreements. At December 31, 2002, the principal balance of outstanding capital lease obligations was approximately $5.2 million.

        In 2001, we recorded a $5.1 million liability representing our preliminary estimate of the present value of payments due, beginning in 2008, under a pre-existing long-term contractual obligation for which we will receive no future benefit. During 2002, we recorded a purchase accounting adjustment of $4.1 million and interest accretion of $0.5 million to increase the total reserve to $9.7 million.

        As of December 31, 2002, future minimum cash payments due under contractual obligations, including our credit agreement, non-cancelable operating and capital lease agreements and other arrangements, are as follows (in thousands):

	2003	2004	2005	2006	2007	2008 & Thereafter	Total
Revolving loans	$27,000	$—	$—	$—	$—	$—	$27,000
Capital lease obligations	3,182	1,844	419	132	132	124	5,833
Other long-term debt	330	196	—	—	—	—	526
Operating lease obligations	56,479	53,462	50,571	49,704	46,830	284,255	541,271
Other long-term obligations	—	—	—	—	—	9,679	9,679

Total contractual cash obligations	$86,991	$55,502	$50,990	$49,836	$46,962	$294,028	$584,309

        The DOE requires that we keep unbilled Title IV Program funds that are collected in separate cash accounts until the students are billed for the program portion related to those Title IV Program funds. In addition, all funds transferred to our schools through electronic funds transfer program are held in a separate cash account until certain conditions are satisfied. As of December 31, 2002, we held nominal amounts of such funds in separate accounts. The restrictions on any cash held in these accounts have not significantly affected our ability to fund daily operations.

Recent Accounting Pronouncements

        In December 1999, the Securities Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101"), to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 outlines basic criteria that must be met before registrants may recognize revenue, including persuasive evidence of the existence of an arrangement, the delivery of products or services, a fixed and determinable sales price, and reasonable assurance of collection. Prior to the release of SAB 101, our revenue recognition policy was in compliance with generally accepted accounting principles. Through December 31, 1999, we recognized application and registration fees as revenue upon receipt. Effective January 1, 2000, we adopted a change in accounting principle to comply with the specific provisions and guidance of SAB 101. As a result, we recognized a cumulative charge of $0.8 million, net of taxes. SAB 101 requires us to recognize revenue related to application and registration fees over the program period.

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). This statement establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not believe that the adoption of this statement will have a significant impact on our consolidated financial position or results of operations.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and establishes specific criteria for the recognition of acquired intangible assets apart from goodwill. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer subject to amortization over their estimated useful life. Rather, these assets are subject to, at least, an annual assessment for impairment by applying a fair-value-based test. Effective January 1, 2002, we adopted a change in accounting principle to comply with the specific provisions and guidance of SFAS 141 and SFAS 142. Our adoption of SFAS 142 resulted in a $4.2 million decrease in amortization expense and a $3.9 million increase in net income during 2002. During the second quarter of 2002, we completed the transitional intangible asset impairment test required under SFAS 142 and, based on the results of the test, concluded that no impairment of goodwill or other indefinite lived intangible assets had occurred. Therefore, no impairment loss was recorded in connection with our adoption of SFAS 142.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of ("SFAS 121") and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions ("APB 30"), for the disposal of a segment of a business. However, SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. SFAS 144 also retains the requirement under APB 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and for interim periods within those fiscal years. Our January 1, 2002, adoption of SFAS 144 has not had a significant impact on our consolidated financial position or results of operations.

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Disposal Activities ("SFAS 146"). Under SFAS 146, liabilities for costs associated with a plan to dispose of an asset or to exit a business activity must be recognized in the period in which the costs are incurred. SFAS 146 is effective for disposal activities initiated after December 31, 2002. We do not believe that the adoption of this statement will have a significant impact on our consolidated financial position or results of operations.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure ("SFAS 148"). SFAS 148 amends SFAS 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for annual periods ending after December 15, 2002 and interim periods beginning after December 31, 2002. We have adopted the amendments to SFAS 123 disclosure provisions required under SFAS 148 but will continue to use intrinsic value method under Opinion 25 to account for stock-based compensation. As such, our adoption of this statement has not had a significant impact on our consolidated financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("Interpretation 46"). Interpretation 46 requires a company to consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Interpretation 46 is immediately effective for variable interest entities created after January 31, 2003, and effective June 15, 2003, with respect to variable interest entities created on or prior to January 31, 2003. We do not believe that the adoption of this interpretation will have a significant impact on our consolidated financial position or results of operations.

Risks Related to Our Business

        The following risks, uncertainties and other factors could have a material adverse affect on our business, financial condition, operating results and growth prospects.

  Failure to Comply with Extensive Regulations Could Have a Material Adverse Effect on our Business

  Failure of our U.S. schools to comply with extensive regulations could result in financial penalties, restrictions on our operations or loss of external financial aid funding.

        We derive a significant portion of our revenue from U.S. federal student financial aid programs administered by the U.S. Department of Education. To participate in these programs, a U.S. institution must obtain and maintain authorization by the appropriate state agencies, accreditation by an accrediting agency recognized by the Department of Education, and certification by the Department of Education. As a result, our U.S. schools are subject to extensive regulation by these agencies. These regulations cover virtually all phases of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, including the payment of refunds to students who withdraw, and financial strength. They also affect our ability to acquire or open additional schools, add new educational programs or change our corporate structure. These regulatory agencies periodically revise their requirements and modify their interpretations of existing requirements.

        If one of our schools were to violate any of these regulatory requirements, we could suffer a financial penalty. A regulatory agency could also place limitations on our schools' operations or terminate the schools' ability to grant degrees and certificates or their eligibility to receive federal student financial aid funds. We cannot predict with certainty how all of these requirements will be applied, or whether each of our schools will be able to comply with all of the requirements in the future. Some of the most significant regulatory requirements and risks that apply to our U.S. schools are described in the following paragraphs. Please also see "Business—Financial Aid and Regulation" for more detailed information on the regulations and other requirements that apply to us.

  The U.S. Congress may change the law or reduce funding for federal student financial aid programs, which could harm our business.

        The U.S. Congress periodically revises the Higher Education Act and other laws governing the federal student financial aid programs and annually determines the funding level for each of these programs. During 2003-2004, Congress is expected to devote significant attention to reauthorizing the Higher Education Act, which will likely result in numerous legislative changes. Any action by Congress that significantly reduces funding for the federal student financial aid programs or the ability of our schools or students to participate in these programs could have a material adverse effect on our business. Legislative action may also increase our administrative costs and require us to modify our practices in order for our schools to comply fully with applicable requirements.

  If we or our schools do not meet financial responsibility standards, our schools may lose eligibility to participate in federal student financial aid programs, which could harm our business.

        To participate in the federal student financial aid programs, an institution must either meet specific numeric measures of financial responsibility or post a letter of credit in favor of the Department of Education and possibly accept other conditions on its participation in the federal student financial aid programs. Currently, none of our schools is required to post a letter of credit in favor of the Department of Education or accept other conditions on its participation in the federal student financial aid programs due to failure to satisfy the numeric measures of financial responsibility. We or our institutions may not satisfy the numeric standards in the future. Under a separate requirement, an institution must post a letter of credit if it makes more than a certain proportion of student refunds beyond the regulatory time period. Twenty-one of our institutions have outstanding letters of credit in favor of the Department of Education in the amount of $2.8 million due to late student refunds.

  Our schools may lose eligibility to participate in federal student financial aid programs if their student loan default rates are too high.

        An institution may lose its eligibility to participate in some or all of the federal student financial aid programs if defaults by its students on their federal student loans exceed specified rates. If any of our institutions, depending on its size, loses eligibility to participate in federal student financial aid programs because of high student loan default rates, that loss could have a material adverse effect on our business.

  Our schools may lose eligibility to participate in federal student financial aid programs if the percentage of their revenue derived from those programs is too high.

        A proprietary institution loses its eligibility to participate in the federal student financial aid programs if it derives more than 90% of its revenue from these programs in any fiscal year. If any of our institutions, depending on its size, loses eligibility to participate in federal student financial aid programs, that loss could have a material adverse effect on our business, results of operations or financial condition.

  If regulators do not approve our acquisition of schools from third parties, our ability to participate in federal student financial aid programs at the acquired institution would be limited.

        When we acquire an institution, the Department of Education and most applicable state agencies and accrediting agencies consider that a change of ownership or control of the institution has occurred. A change of ownership or control of an institution under the standards of the Department of Education may result in the temporary suspension of the institution's participation in the federal student financial aid programs until the Department of Education issues a temporary certification document. If we were unable to promptly reestablish the state authorization, accreditation or Department of Education certification of an institution we acquired, depending on the size of that acquisition, that failure could have a material adverse effect on our business.

  If regulators do not approve transactions involving a change of control or change in our corporate structure, we may lose our ability to participate in federal student financial aid programs.

        If we experience a change of control under the standards of applicable state agencies, accrediting agencies or the Department of Education, we or the schools governed by such agencies must seek the approval of the relevant agencies. The failure of any of our schools to reestablish its state authorization, accreditation or Department of Education certification would result in a suspension or loss of federal student financial aid funding, which could have a material adverse effect on our business.

        The Department of Education, applicable state agencies or applicable accrediting agencies may consider other transactions or events to constitute a change of control. Some of these transactions or events, such as a significant acquisition of our common stock, may be beyond our control.

  If our schools do not maintain their state authorizations and accreditations, they may not operate or participate in federal student financial aid programs.

        A school that grants degrees, diplomas or certificates must be authorized by the relevant agencies of the state in which it is located and, in some cases, other states where the school is deemed to be operating. State authorization and accreditation by an accrediting agency recognized by the Department of Education are also required for an institution to participate in the federal student financial aid programs. Requirements for authorization or accreditation vary substantially among the applicable agencies, and some of our schools must satisfy highly detailed standards regarding their educational programs, facilities, faculty and other matters to maintain the necessary approvals. Loss of state authorization or accreditation by any of our campuses, depending on the size of the campus, could have a material adverse effect on our business.

  Regulatory agencies or third parties may commence compliance reviews, bring claims or initiate litigation against us.

        Because we operate in a highly regulated industry, we are subject to compliance reviews, claims of non-compliance or lawsuits by government agencies or third parties. If the results of such reviews or proceedings are unfavorable to us or if we are unable successfully to defend against third-party lawsuits or claims, we may be required to pay money damages or be subject to fines, limitations, loss of federal funding, injunctions or other penalties. Even if we adequately address issues raised by an agency review or successfully defend a third-party lawsuit or claim, we may have to devote significant money and management resources to address these issues, which could harm our business.

  Failure to comply with extensive Canadian regulations could affect the ability of our Canadian schools to participate in Canadian financial aid programs.

        We derive a majority of our Canadian schools' revenue from Canadian governmental financial aid programs. Depending on their province of residence, Canadian students may receive loans under the Canada Student Loans Program, the Ontario Student Loans Plan and the Quebec Loans and Bursaries Program. There are students attending the Canadian schools who receive government-sponsored financial assistance from provinces other than Ontario and Quebec.

        Our Canadian schools must meet eligibility standards to administer these programs and must comply with extensive statutes, rules, regulations and requirements. Each of our Ontario schools will be required to share the cost of student loan defaults if defaults by its students on their Ontario Student Assistance Plan loans exceed specified rates. Our International Academy of Design and Technology and SoftTrain schools in Toronto currently do not have a default rate that exceeds the applicable threshold of 25%. However, our International Academy of Design and Technology school in Ottawa had an overall default rate of 28.6% in 2002 and has received a letter from the Ontario Ministry of Training, Colleges and Universities indicating that it may have to share in the costs of defaults and post an additional bond with the Ministry. If our Canadian schools cannot meet these and other eligibility standards or fail to comply with applicable requirements, it could have a material adverse effect on our business.

        The Canadian, Ontario and Quebec governments continuously review the legislative, regulatory and other requirements relating to student financial assistance programs due to political and budgetary pressures. Although we do not anticipate a significant reduction in the funding for these programs, any change that significantly reduces funding or the ability of our schools to participate in these programs could have a material adverse effect on our business.

  Risks Specific to our Business Could Have a Material Adverse Effect on Us

  Failure to effectively manage our growth could harm our business.

        We have grown rapidly since our incorporation in January 1994. Our rapid growth may place a strain on our management, operations, employees or resources. We may not be able to maintain or accelerate our current growth rate, effectively manage our expanding operations or achieve planned growth on a timely or profitable basis. If we are unable to manage our growth effectively, our business, results of operations or financial condition could be materially adversely affected.

  If students fail to pay their outstanding balances, our business will be harmed.

        We offer a variety of payment plans to help students pay that portion of their education expense not covered by financial aid programs. These balances are unsecured and not guaranteed. Losses related to unpaid student balances in excess of the amounts we have reserved for bad debts could have a material adverse effect on our business.

  Failure to effectively identify, pursue and integrate acquired schools could harm our business.

        We expect to continue to rely on acquisitions as a key component of our growth. From time to time, we engage in, and we are currently engaged in, evaluations of, and discussions with, possible acquisition candidates. We may not continue to be able to identify suitable acquisition opportunities or to acquire any such schools on favorable terms. Furthermore, we may not be able to successfully integrate any acquired schools into our operations profitably. Acquisitions involve a number of special risks and challenges, including the diversion of management's attention, difficulties in assimilating the operations and personnel of acquired schools, adverse short-term effects on reported operating results, possible loss of key employees and difficulty of presenting a unified corporate image. Continued growth through acquisition may also subject us to unanticipated business or regulatory uncertainties or liabilities. Acquired schools may not enhance our business and may ultimately have a material adverse effect on us.

  Opening additional new schools and adding new services could be difficult for us.

        We have also grown by opening new schools, primarily as additional branches of existing schools. Establishing new schools poses unique challenges and requires us to make investments in management, capital expenditures, marketing expenses and other resources different, and in some cases greater, than those required with respect to the operation of acquired schools. When opening a new school, we may be required to obtain appropriate state or provincial and accrediting agency approvals. In addition, to be eligible for federal student financial aid programs, such a school has to be certified by the Department of Education. Our failure to effectively manage the operations of newly established schools or service areas, or any diversion of management's attention from our core career-oriented school operating activities, could harm our business.

  Failure to keep pace with changing market needs and technology could harm our business.

        Prospective employers of our graduates increasingly demand that their entry-level employees possess appropriate technological skills. Educational programs at our schools, particularly programs in visual communications and information technology, must keep pace with these evolving requirements. If we cannot respond to changes in industry requirements, it could have a material adverse effect on our ability to attract students.

  Competitors with greater resources could harm our business.

        The postsecondary education market is highly competitive. Our schools compete with traditional public and private two-year and four-year colleges and universities and other proprietary schools, including those that offer distance learning programs. Some public and private colleges and universities, as well as other private career-oriented schools, offer programs similar to those of our schools. Although tuition at private nonprofit institutions is, on average, higher than tuition at our schools, some public institutions are able to charge lower tuition than our schools, due in part to government subsidies and other financial sources not available to proprietary schools. Some of our competitors in both the public and private sectors have substantially greater financial and other resources than us.

  Expansion outside of the U.S., Canada, France, the United Kingdom and Dubai could adversely affect our business.

        Although we currently operate in the U.S., Canada, France, the United Kingdom and Dubai, we intend to explore opportunities outside those markets. There may be difficulties and complexities associated with our expansion into these other international markets, and our strategies may not succeed beyond our current markets. International operations present inherent risks, including currency fluctuations, varying political and economic conditions, unanticipated changes in regulation, trade barriers, staffing and management problems and adverse tax consequences. Also, in further expanding internationally, we would be required to comply with different, and potentially more onerous, regulatory requirements. These factors may have a material adverse effect on our business.

  Failure to obtain additional capital in the future could reduce our ability to grow.

        We believe that funds from operations, cash, investments and borrowings under our $200 million credit facility pursuant to our credit agreement will be adequate to fund our current operating plans for the foreseeable future. However, we may need additional debt or equity financing in order to carry out our strategy of growth through acquisitions. We may also need additional debt or equity financing in the future to carry out our growth strategy. The amount and timing of such additional financing will vary principally depending on the timing and size of acquisitions and the sellers' willingness to provide financing themselves. To the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our growth strategy.

  Our credit agreement limits our ability to take various actions.

        Our credit agreement limits our ability to take various actions, including paying dividends and disposing of assets. Accordingly, we may be restricted from taking actions which management believes would be desirable and in the best interests of us and our stockholders. The credit agreement also requires us to maintain specified financial ratios and satisfy specified financial tests. A breach of any covenants contained in the credit agreement could result in an event of default under that agreement and allow the lenders to pursue various remedies, including accelerating the indebtedness outstanding thereunder, any of which could have a material adverse effect on our business or financial condition.

  The loss of our key personnel could harm our business.

        Our success to date has depended, and will continue to depend, largely on the skills and efforts of John M. Larson, our Chairman, President and Chief Executive Officer, Patrick K. Pesch, our Executive Vice President, Chief Financial Officer, Treasurer and Secretary, Nick Fluge, President of our Online Education Group and Jacob P. Gruver, President of our Colleges, Schools & Universities Group and our other key personnel. Our success also depends, in large part, upon our ability to attract and retain highly qualified faculty, school presidents and administrators and corporate management. Due to the nature of our business, we may have difficulty locating and hiring qualified personnel, and retaining such personnel once hired. None of our employees is subject to an employment or noncompetition agreement other than Mr. Larson. We do not maintain life insurance on any of our employees. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on our business, results of operations or financial condition. In addition, a limited number of our faculty members are represented by unions, although they are not currently subject to collective bargaining agreements. If we become subject to collective bargaining agreements, our flexibility in making human resources decisions could be impaired.

  Terrorist attacks and other acts of wider armed conflict may have an adverse effect on the U.S. and world economies and may disrupt our provision of educational services.

        Terrorist attacks and other acts of violence or war, such as those that took place on September 11, 2001, could have an adverse effect on our business, results of operations or financial condition. There can be no assurance that there will not be further terrorist attacks against the United States or its businesses or interests. Attacks or armed conflicts that directly impact our physical facilities or ability to recruit foreign students could significantly affect our ability to provide educational services to our students and thereby impair our ability to achieve our expected results. Further, the adverse effects that such violent acts and threats of future attacks could have on the U.S. and world economies could similarly have a material adverse effect on our business, results of operations and financial condition. Finally, further terrorist acts could cause the United States to enter into a wider armed conflict which could further impact our operations and result in prospective students, as well as our current students and employees, entering the armed forces. These factors could cause significant declines in our enrollment and could have a material adverse effect on our business, results of operations or financial condition.

  Anti-takeover provisions in our charter documents and under Delaware law and our stockholders' rights plan could make an acquisition of us, which may be beneficial to our stockholders, more difficult.

        Provisions of our Certificate of Incorporation and our by-laws contain provisions that may delay, defer or inhibit a future acquisition of us not approved by our board of directors. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our board of directors in connection with the transaction. For example, our Certificate of Incorporation authorizes our board of directors to issue up to 1,000,000 shares of preferred stock with such voting, conversion and other rights, preferences, privileges and restrictions as it determines, without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be harmed by, the rights of the holders of our preferred stock that may be issued in the future. In addition, our Certificate of Incorporation divides our board of directors into three classes having staggered terms. We are also subject to the provisions of Delaware law that could have the effect of delaying, deferring or preventing a change of control of our company. One of these provisions prevents us from engaging in a business combination with any interested stockholder for a period of three years from the date the person becomes an interested stockholder, unless specified conditions are satisfied. We have also implemented a stockholders' rights plan, also commonly called a "poison pill", that would substantially reduce or eliminate the expected economic benefit to an acquirer from acquiring us in a manner or on terms not approved by our board of directors. These and other impediments to a third-party acquisition or change of control could limit the price investors are willing to pay in the future for shares of our common stock.

  Risks Specific to our AIU-Online's Business Could Have a Material Adverse Effect on our Business.

        AIU-Online intends to continue increasing the number of its students and more resources will be required to support this anticipated growth, including additional faculty, and enrollment, academic and financial counselors. This exceptional growth has placed, and future growth is expected to place, a significant strain on AIU-Online's operational resources. The continued development of awareness of the programs offered by AIU-Online is critical to the continued acceptance and growth of AIU-Online's programs. If AIU-Online is unable to continue to develop awareness of the programs offered by it, this could limit its enrollments and negatively impact its ability to increase revenues and profitability.

        AIU-Online's success depends in part on its ability to expand the content of its programs, develop new programs in a cost-effective manner, and meet its students' needs in a timely manner. The expansion of AIU-Online's existing programs and the development of new programs may not be accepted by its students or the online education market.

        The performance and reliability of AIU-Online's program infrastructure is critical to the reputation of AIU-Online and its ability to attract and retain students. Any system error or failure, or a sudden and significant increase in traffic, may result in the unavailability of AIU-Online's computer networks. Individual, sustained, or repeated occurrences could significantly damage the reputation of AIU-Online and result in a loss of potential or existing students. Additionally, AIU-Online's computer systems and operations are vulnerable to interruption or malfunction due to events beyond its control, including natural disasters and telecommunications failures. Any interruption to AIU-Online's computer systems or operations could have a material adverse effect on the ability of AIU-Online to attract and retain students.

        AIU-Online's computer networks may be vulnerable to unauthorized access, computer hackers, computer viruses, and other security problems. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations. Due to the sensitive nature of the information contained on AIU-Online's networks, such as students' grades, its networks may be targeted by hackers. As a result, AIU-Online may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to the impact of interest rate changes, foreign currency fluctuations and changes in the market value of our investments. We have not entered into interest rate caps or collars or other hedging instruments.

        Our exposure to changes in interest rates is limited to borrowings under a revolving credit agreement that bear annual interest at variable rates tied to the prime rate and the eurocurrency rate. The weighted average annual interest rate of borrowings under this credit agreement was 4.25% at December 31, 2002. In addition, at December 31, 2002, we had capital lease obligations totaling $5.2 million with a weighted average rate of 8.80%. We estimate that the book value of our debt instruments approximated their fair values as of December 31, 2002.

        We are subject to fluctuations in the value of the Canadian dollar, the French franc, and the British pound vis-à-vis the U.S. dollar. Our investment in our foreign operations as of December 31, 2002, is not significant, and the book value of the assets and liabilities of these operations at December 31, 2002, approximated their fair values.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated balance sheets are as of December 31, 2002 and 2001, and the consolidated statements of operations, cash flows and stockholders' equity are for each of the years ended December 31, 2002, 2001 and 2000:

        Report of Independent Auditors, page F-1.

        Report of Independent Public Accountants, page F-2.

        Consolidated Balance Sheets, page F-3.

        Consolidated Statements of Income, page F-4.

        Consolidated Statements of Stockholders' Equity, page F-5.

        Consolidated Statements of Cash Flows, page F-6.

        Notes to Consolidated Financial Statements, page F-7.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information in response to this item is incorporated by reference from the sections captioned "PROPOSAL NO. 1—ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" of the definitive Proxy Statement to be filed in connection with our 2003 Annual Meeting of Stockholders (the "2003 Proxy Statement").

ITEM 11.    EXECUTIVE COMPENSATION

        The information in response to this item is incorporated by reference from the section of the 2003 Proxy Statement captioned "EXECUTIVE COMPENSATION."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information in response to this item is incorporated by reference from the sections of the 2003 Proxy Statement captioned "SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS" and "EQUITY COMPENSATION PLAN INFORMATION."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information in response to this item is incorporated by reference from the sections of the 2003 Proxy Statement captioned "EXECUTIVE COMPENSATION" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION."

ITEM 14.    CONTROLS AND PROCEDURES

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this Form 10-K or incorporated by reference as set forth below:

1.
Financial Statements of Career Education Corporation and its subsidiaries.

    Report of Independent Auditors, page F-1.

    Report of Independent Public Accountants, page F-2.

    Consolidated Balance Sheets at December 31, 2002 and 2001, page F-3.

    Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000, page F-4.

    Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000, page F-5.

    Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000, page F-6.

    Notes to Consolidated Financial Statements, page F-7.

  2.
  (a) Exhibits:

3.1	Amended and Restated Certificate of Incorporation of the Company, as amended.
+3.2	Amended and Restated By-laws of the Company.
*4.1	Form of specimen stock certificate representing Common Stock.
**4.2
Credit Agreement dated as of December 19, 2002 among Career Education Corporation, as borrower, Bank of America, N.A., as Administrative Agent, LaSalle Bank National Association and JPMorgan Chase Bank, as Co-Syndication Agents, SunTrust Bank, as Documentation Agent, and the other lenders named therein. Schedules and exhibits to this Credit Agreement have not been included herewith, but will be furnished supplementally to the Commission upon request.
4.3
Credit Agreement dated as of February 18, 2003 among International Academy of Merchandising & Design (Canada) Ltd., Académie Internationale du Design Inc./International Academy of Design Inc., Softtrain Institute Inc., Retter Business College Corp., Bank of America, N.A., acting through its Canadian branch, as Canadian Administrative Agent, and the other lenders named therein. Schedules and exhibits to this Credit Agreement have not been included herewith, but will be furnished supplementally to the Commission upon request.
***4.4
Rights Agreement dated as of May 28, 2002 between Career Education Corporation and Computershare Investor Services, LLC which includes as Exhibit A, the Form of Certificate of Designations, as Exhibit B, the Form of Rights Certificate and as Exhibit C, the Summary of Rights to Purchase Preferred Shares.
*10.1	Career Education Corporation 1995 Stock Option Plan, as amended. ++
*10.2	Form of Option Agreement under the Company's 1995 Stock Option Plan. ++
*10.3	Career Education Corporation 1998 Employee Incentive Compensation Plan. ++

*10.4	Form of Option Agreement under the Company's 1998 Employee Incentive Compensation Plan. ++
*10.5	Career Education Corporation 1998 Non-Employee Directors' Stock Option Plan. ++
*10.6	Form of Option Agreement under the Company's 1998 Non-Employee Directors' Stock Option Plan. ++
*10.7	Career Education Corporation 1998 Employee Stock Purchase Plan.
*10.8	Amendments to Career Education Corporation 1998 Employee Incentive Compensation Plan dated as of July 29, 1998, February 17, 1999, January 24, 2000 and April 5, 2002. ++
****10.9	Employment Agreement dated as of August 1, 2000, between the Company and John M. Larson. ++
*10.10	Form of Indemnification Agreement for Directors and Executive Officers. ++
*10.11	Form of Management Fee Agreement between the Company and each of its subsidiaries.
*10.12	Form of Tax Sharing Agreement between the Company and each of its subsidiaries.
21	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of Arthur Andersen LLP.
99.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to the Sarbanes-Oxley Act of 2002.
99.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to the Sarbanes-Oxley Act of 2002.

+	Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 1997.
++	Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-K.
*	Incorporated herein by reference to our Registration Statement on Form S-1, effective as of January 28, 1998.
**	Incorporated herein by reference to our Current Report on Form 8-K filed on December 20, 2002.
***	Incorporated herein by reference to our Registration Statement on Form 8-A, effective as of May 28, 2002.
****	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2000.
(b)
Reports on Form 8-K:

  We filed a Current Report on Form 8-K on December 20, 2002 announcing that we had entered into a new $200 million Credit Agreement with Bank of America, N.A., as Administrative Agent, LaSalle Bank National Association and JPMorgan Chase Bank, as Co-Syndication Agents, SunTrust Bank, as Documentation Agent, and the other lenders named therein (Items 5 and 7 of Form 8-K).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7TH day of March 2003.

CAREER EDUCATION CORPORATION

By:	/s/ PATRICK K. PESCH Patrick K. Pesch, Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN M. LARSON John M. Larson	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	March 7, 2003
/s/ PATRICK K. PESCH Patrick K. Pesch	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 7, 2003
/s/ DENNIS H. CHOOKASZIAN Dennis H. Chookaszian	Director	March 7, 2003
/s/ ROBERT E. DOWDELL Robert E. Dowdell	Director	March 7, 2003
/s/ THOMAS B. LALLY Thomas B. Lally	Director	March 7, 2003
/s/ WALLACE O. LAUB Wallace O. Laub	Director	March 7, 2003
/s/ KEITH K. OGATA Keith K. Ogata	Director	March 7, 2003

CERTIFICATION

I, John M. Larson, Chief Executive Officer of the Company, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Career Education Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

/s/ JOHN M. LARSON John M. Larson Chief Executive Officer

CERTIFICATION

I, Patrick K. Pesch, Chief Financial Officer of the Company, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Career Education Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

/s/ PATRICK K. PESCH Patrick K. Pesch Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Career Education Corporation:

        We have audited the accompanying consolidated balance sheets of CAREER EDUCATION CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of CAREER EDUCATION CORPORATION AND SUBSIDIARIES as of December 31, 2001, and for each of the two years in the period then ended, before the inclusion of additional disclosures referred to in the last paragraph of this report, were audited by another auditor who has ceased operations and whose report dated January 29, 2002, expressed an unqualified opinion on those statements and included an explanatory paragraph that discussed the change in the Company's method of accounting for application and registration fees to comply with the specific provisions and guidance of Staff Accounting Bulletin No. 101, Revenue Recognition discussed in Note 4 to these financial statements.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CAREER EDUCATION CORPORATION AND SUBSIDIARIES as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 3 and Note 4 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

        As discussed above, the financial statements of CAREER EDUCATION CORPORATION AND SUBSIDIARIES as of December 31, 2001, and for each of the two years in the period then ended were audited by another auditor who has ceased operations. As described in Note 4, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the table of amounts in Note 4 with respect to 2001 and 2000 included (a) agreeing the previously reported amounts to the previously issued financial statements and the adjustments to previously reported amounts representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets that are no longer being amortized to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of previously reported amounts to adjusted amounts, and the related earnings-per-share amounts. In our opinion, the disclosures relating to the table of amounts in Note 4 are appropriate. However, we were not engaged to audit, review or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

/s/  ERNST & YOUNG LLP
Chicago, Illinois
January 23, 2003,
except for Note 18, as to which
the date is February 18, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS(1)

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

ARTHUR ANDERSEN LLP

Chicago, Illinois
January 29, 2002

        (1)    This is a copy of the audit report for the years ended December 31, 2001, 2000 and 1999, previously issued by Arthur Andersen LLP. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. The consolidated balance sheet as of December 31, 2000, referred to in this report has not been included in the accompanying financial statements. Additionally, the consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 1999, referred to in this report have not been included in the accompanying financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,474	$39,675
Receivables—
Students, net of allowance for doubtful accounts of $23,598 and $15,273 at December 31, 2002 and 2001, respectively	75,498	57,914
Other	6,822	4,899
Inventories	7,407	6,808
Prepaid expenses and other current assets	23,278	16,905
Deferred income tax assets	2,765	4,393

Total current assets	149,244	130,594

PROPERTY AND EQUIPMENT, net	177,429	148,044
GOODWILL, net	202,920	195,635
INTANGIBLE ASSETS, net	9,524	8,961
PREPAID ROYALTIES	33,947	—
OTHER ASSETS	13,072	7,555

TOTAL ASSETS	$586,136	$490,789

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$30,083	$44,369
Accounts payable	23,410	14,206
Accrued expenses—
Payroll and related benefits	17,282	10,834
Income taxes	20,082	—
Other	16,447	10,076
Deferred revenue	52,904	40,888

Total current liabilities	160,208	120,373

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	2,686	45,553
Long-term contractual obligations	9,679	5,144
Deferred income tax liabilities	1,616	8,245
Other	6,250	5,069

Total long-term liabilities	20,231	64,011

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares issued or outstanding at December 31, 2002 and 2001	$—	$—
Common stock, $0.01 par value; 150,000,000 shares authorized; 46,029,859 and 44,697,817 shares issued and outstanding at December 31, 2002 and 2001	460	447
Additional paid-in capital	278,264	246,636
Accumulated other comprehensive loss	(1,109)	(1,288)
Retained earnings	128,082	60,610

Total stockholders' equity	405,697	306,405

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$586,136	$490,789

The accompanying notes are an integral part of these consolidated balance sheets.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2002	2001	2000
REVENUE:
Tuition and registration fees, net	$675,121	$477,333	$295,674
Other, net	75,887	51,907	29,619

Total net revenue	751,008	529,240	325,293

OPERATING EXPENSES:
Educational services and facilities	294,539	213,916	129,628
General and administrative	309,535	215,684	135,691
Depreciation and amortization	33,636	30,818	20,594

Total operating expenses	637,710	460,418	285,913

Income from operations	113,298	68,822	39,380
OTHER INCOME (EXPENSE):
Interest income	808	734	1,484
Interest expense	(2,094)	(1,493)	(1,358)
Share of affiliate earnings	2,348	1,674	—

Total other income	1,062	915	126

Income before provision for income taxes and cumulative effect of change in accounting principle	114,360	69,737	39,506
PROVISION FOR INCOME TAXES	46,888	31,382	17,322

Income before cumulative effect of change in accounting principle	67,472	38,355	22,184
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, net of income tax benefit of $587	—	—	(778)

NET INCOME	$67,472	$38,355	$21,406

INCOME PER SHARE:
Basic—
Income before cumulative effect of change in accounting principle	$1.49	$0.88	$0.59
Cumulative effect of change in accounting principle	—	—	(0.02)

Net income	$1.49	$0.88	$0.57

Diluted—
Income before cumulative effect of change in accounting principle	$1.42	$0.85	$0.57
Cumulative effect of change in accounting principle	—	—	(0.02)

Net income	$1.42	$0.85	$0.55

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	45,407	43,751	37,374

Diluted	47,547	45,390	38,780

The accompanying notes are an integral part of these consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
				Accumulated Other Comprehensive Loss
	150,000,000 Shares Authorized	$0.01 Par Value	Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity
BALANCE, December 31, 1999	31,507	$315	$112,889	$(372)	$849	$113,681
Net income	—	—	—	—	21,406	21,406
Foreign currency translation	—	—	—	(326)	—	(326)

Total comprehensive income	—	—	—	—	—	21,080
Compensatory options	—	—	52	—	—	52
Issuance of common stock	8,510	85	63,586	—	—	63,671
Options exercised	630	6	1,150	—	—	1,156
Tax benefit of options exercised	—	—	1,253	—	—	1,253

BALANCE, December 31, 2000	40,647	$406	$178,930	$(698)	$22,255	$200,893

Net income	—	—	—	—	38,355	38,355
Foreign currency translation	—	—	—	(590)	—	(590)

Total comprehensive income	—	—	—	—	—	37,765
Compensatory options	—	—	52	—	—	52
Issuance of common stock	2,494	25	42,254	—	—	42,279
Options exercised	1,557	16	9,299	—	—	9,315
Tax benefit of options exercised	—	—	16,101	—	—	16,101

BALANCE, December 31, 2001	44,698	$447	$246,636	$(1,288)	$60,610	$306,405

Net income	—	—	—	—	67,472	67,472
Foreign currency translation	—	—	—	179	—	179

Total comprehensive income	—	—	—	—	—	67,651
Compensatory options	—	—	52	—	—	52
Issuance of common stock	73	1	2,228	—	—	2,229
Option issued to Le Cordon Bleu Limited	—	—	3,000	—	—	3,000
Options exercised	1,259	12	12,013	—	—	12,025
Tax benefit of options exercised	—	—	14,335	—	—	14,335

BALANCE, December 31, 2002	46,030	$460	$278,264	$(1,109)	$128,082	$405,697

The accompanying notes are an integral part of these consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$67,472	$38,355	$21,406
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	33,636	30,818	20,594
Deferred income taxes	(383)	13,167	4,363
Cumulative effect of change in accounting principle	—	—	778
Royalty expense related to stock options	158	—	—
Compensation expense related to stock options	52	52	52
Loss on sale of property and equipment	690	10	22
Changes in operating assets and liabilities, net of acquisitions—
Receivables, net	(20,718)	(27,023)	(16,705)
Inventories, prepaid expenses and other current assets	(8,937)	(3,435)	(7,662)
Deposits and other non-current assets	(35,417)	(4,837)	2,377
Accounts payable	9,169	1,859	(3,140)
Accrued expenses and other liabilities	32,420	(15,393)	138
Tax benefit associated with option exercises	14,335	16,101	1,253
Deferred tuition revenue	13,753	2,307	2,160

Net cash provided by operating activities	106,230	51,981	25,636

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of acquired cash	(5,762)	(44,212)	(31,651)
Acquisition transaction costs	(1,291)	(1,953)	(3,273)
Purchases of property and equipment, net	(60,871)	(54,550)	(28,453)
Proceeds from sale of property and equipment	49	—	—
Change in investment in affiliate	(212)	23	—

Net cash used in investing activities	(68,087)	(100,692)	(63,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	14,254	10,971	67,952
Equity and debt financing costs	(1,054)	(30)	(4,125)
Payments of long-term debt	(880)	(16,655)	(2,929)
Payments of capital lease obligations	(5,817)	(6,878)	(3,509)
Net proceeds from (payments of) revolving loans under credit agreements	(51,000)	67,500	(30,500)

Net cash provided by (used in) financing activities	(44,497)	54,908	26,889

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	153	(264)	(151)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,201)	5,933	(11,003)
CASH AND CASH EQUIVALENTS, beginning of year	39,675	33,742	44,745

CASH AND CASH EQUIVALENTS, end of year	$33,474	$39,675	$33,742

The accompanying notes are an integral part of these consolidated statements.

CAREER EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000

1.    DESCRIPTION OF THE COMPANY

        Career Education Corporation ("CEC", collectively with its subsidiaries, "we" or "our") owns and operates 51 campuses that provide private, for-profit postsecondary education in the United States, Canada, France, the United Kingdom and the United Arab Emirates. Our schools enjoy long operating histories and offer a variety of master's degree, bachelor's degree, associate's degree and diploma programs in career-oriented disciplines within our core curricula of:

  •
  Visual Communication and Design Technologies

  •
  Information Technology

  •
  Business Studies

  •
  Culinary Arts

  •
  Health Education

2.    STOCK OFFERINGS AND SPLITS

        On May 10, 2000, we sold 8.1 million shares of common stock at $8.13 per share pursuant to a public offering. The net proceeds to us from the sale of the shares of common stock, net of underwriting discounts and commissions and offering expenses paid by us, were approximately $61.6 million. We used $28.5 million of the net offering proceeds to repay indebtedness under our former credit facility, and the remaining $33.1 million was utilized for general corporate purposes.

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

b. Concentration of Credit Risk

        We extend unsecured credit for tuition to a significant portion of the students who are in attendance at the campuses operated by our subsidiaries. Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to student receivables. A substantial portion of credit extended to students is repaid through the students' participation in various federally funded financial aid programs under Title IV of the Higher Education Act of 1965, as amended ("Title IV Programs"). The following table summarizes our U.S.-accredited institutions' cash receipts from Title IV Programs for the years ended December 31, 2002, 2001 and 2000. The balances and percentages reflected therein were determined based upon each U.S.-accredited institution's cash receipts for the twelve-month period ended December 31, pursuant to the regulations of the United States Department of Education ("DOE") at 34 C.F.R. § 600.5.

	For the Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Total Title IV funding	$415,104	$311,438	$177,632
Total cash receipts	$778,615	$517,448	$279,513
Total Title IV funding as a percentage of total cash receipts	53%	60%	64%

        Transfers of funds received from Title IV Programs are made in accordance with DOE requirements. Changes in DOE funding of Title IV Programs could impact our ability to attract students.

c. Cash Equivalents

        Cash equivalents include short-term investments with a term to maturity of less than 90 days.

d. Advertising Costs

        Advertising costs are expensed as incurred. Advertising costs, which are included in general and administrative expenses, were approximately $82.8 million, $60.7 million and $36.6 million, respectively, for the years ended December 31, 2002, 2001 and 2000.

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

g. Goodwill and Other Intangible Assets

        Goodwill represents the excess of cost over fair market value of identifiable net assets acquired through business purchases. Goodwill related to each acquisition completed before June 30, 2001, has been amortized through December 31, 2001, on a straight-line basis over its estimated useful life. Goodwill related to acquisitions completed after June 30, 2001, has not been amortized, as required under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Effective January 1, 2002, pursuant to our adoption of SFAS 142, goodwill and indefinite-lived intangible assets are no longer subject to amortization. However, these assets are reviewed for impairment on at least an annual basis by applying a fair-value-based test.

Definite-lived intangible assets are amortized on a straight-line or accelerated basis over their estimated useful lives.

h. Long-lived Assets

        On an ongoing basis, we review property and equipment, definite-lived intangible assets and other long-lived assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. To date, no such events or changes in circumstances have occurred. If such events or changes in circumstances occur, we will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset (or acquired business) are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

i. Revenue Recognition

        Revenue is derived primarily from programs taught at our schools. Tuition revenue and one-time fees, such as application fees, are recognized on a straight-line basis over the length of the applicable program. Dormitory and cafeteria revenues charged to students are recognized on a straight-line basis over the term of a student's dormitory and cafeteria use. Other dormitory and cafeteria revenues are recognized upon delivery. Other revenue, such as student laptop computer sales, bookstore sales, placement revenue, restaurant revenue, rental income, and contract training revenue, is recognized as services are performed or goods are delivered. Revenue is reflected net of bad debt expense of approximately $29.1 million, $17.8 million and $9.2 million, respectively, for the years ended December 31, 2002, 2001 and 2000. Deferred revenue represents the portion of payments received but not earned and is reflected as a current liability in the accompanying consolidated balance sheets, as such amount represents revenue that we expect to earn within the next year. Refunds are calculated and paid in accordance with applicable federal, state and accrediting agency standards and Company policy.

j. Rent Expense

        Rent expense is recognized on a straight-line basis over the term of the lease. Rent expense, exclusive of taxes, insurance, and maintenance costs, totaled approximately $56.3 million, $46.0 million and $27.4 million, respectively, for the years ended December 31, 2002, 2001 and 2000.

k. Management's Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reported period. Significant estimates, among others, include the allowance for doubtful accounts, the allocation of purchase price to net assets acquired in connection with business combinations, and valuations of liabilities established at the date of business acquisitions, including restructuring liabilities and certain long-term contractual obligations. Actual results could differ from these estimates.

l. Income Taxes

        We file a consolidated federal income tax return and provide for deferred income taxes under the asset and liability method of accounting. This method requires the recognition of deferred income taxes based upon the tax consequences of temporary differences between financial reporting and income tax reporting by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

m. Fair Value of Financial Instruments

        The carrying values of current assets and liabilities reasonably approximate their fair values due to their short maturity periods. The carrying values of our debt obligations reasonably approximate their fair values as the stated interest rates approximate current market interest rates of debt with similar terms.

n. Equity Investment

        We hold a 30% minority interest in the American InterContinental University in Dubai, United Arab Emirates ("AIU-Dubai"). Our interest is accounted for using the equity method, and, therefore, the entity's financial statements are not consolidated into our financial statements. Our investment in AIU-Dubai of approximately $0.4 million and $0.2 million, respectively, as of December 31, 2002 and 2001, is included in other noncurrent assets in the accompanying consolidated balance sheets, and our share of AIU-Dubai's 2002 and 2001 results of operations are included in other income in our consolidated statements of operations for the years ended December 31, 2002 and 2001.

o. Income Per Share

        The weighted average number of common shares used in determining basic and diluted net income per share for the years ended December 31, 2002, 2001 and 2000, are as follows:

	For the Year Ended December 31,
	2002	2001	2000
	(In thousands)
Basic common shares outstanding	45,407	43,751	37,374
Common stock equivalents	2,140	1,639	1,374
Common stock contingently issuable	—	—	32

Diluted common shares outstanding	47,547	45,390	38,780

p. Stock-Based Compensation

        We account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") related to options and warrants issued to employees. For options issued to employees during the years ended December 31, 2002, 2001 and 2000, no stock-based employee compensation is reflected in net income in the accompanying consolidated statements of operations, as all such options had an exercise price equal to the market value of the underlying common stock on the date of the grant. Had we applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the years ended December 31, 2002, 2001 and 2000, net income and earnings per share would have been as follows:

	For the Year Ended December 31,
	2002	2001	2000
	(In thousands, except per share amounts)
Net income, as reported	$67,472	$38,355	$21,406
Total stock based employee compensation expense determined under fair value method for all awards, net of tax effect	(8,813)	(4,141)	(2,299)

Pro forma net income	$58,659	$34,214	$19,107

Basic earnings per share—
As reported	$1.49	$0.88	$0.59

Pro forma	$1.29	$0.78	$0.51

Diluted earnings per share—
As reported	$1.42	$0.85	$0.57

Pro forma	$1.23	$0.75	$0.50

        The pro forma results of operations summarized above are not likely to be indicative of pro forma results that may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest, and additional awards may be granted. See Note 11 for assumptions used to value options granted to employees during the years ended December 31, 2002, 2001 and 2000.

        Costs associated with stock options and warrants issued to non-employees are recorded in accordance with SFAS 123.

q. Foreign Currency Translation

        For the years ended December 31, 2002, 2001 and 2000, revenues and expenses related to foreign-based operations have been translated into U.S dollars, our functional currency, at average exchange rates in effect at the time that the underlying transactions occurred. Transaction gains or losses are included in net income. The assets and liabilities of these operations have been translated into U.S. dollars at the year-end exchange rate, with gains and losses resulting from such translation included in accumulated other comprehensive income.

r. Supplemental Disclosures of Cash Flow Information

	For the Year Ended December 31,
	2002	2001	2000
	(In thousands)
CASH PAID FOR:
Interest	$1,679	$1,956	$1,107
Taxes	10,295	12,930	13,142

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations for purchases of equipment	$27	$2,367	$4,341
Fair value of options issued to Le Cordon Bleu Limited	3,000	—	—
Fair value of shares of common stock issued for licensing fee	—	—	$1,000
Fair value of shares of common stock issued to EduTrek shareholders	—	$40,623	—

ACQUISITION ACTIVITY:
Fair value of assets acquired	$165	$54,265	$13,730
Fair value of liabilities assumed	(1,780)	(71,383)	(14,073)
Goodwill	8,554	108,332	27,071

Purchase price, including acquisition costs	$6,939	$91,214	$26,728

s. Segment Information

        We operate in one industry segment. Operations in geographic regions outside the United States are not significant.

t. Reclassifications

        Certain 2001 balances have been reclassified to conform to 2002 financial statement presentation.

4.    RECENT ACCOUNTING PRONOUNCEMENTS

        In December 1999, the Securities Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101"), to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 outlines basic criteria that must be met before registrants may recognize revenue, including persuasive evidence of the existence of an arrangement, the delivery of products or services, a fixed and determinable sales price, and reasonable assurance of collection. Prior to the release of SAB 101, our revenue recognition policy was in compliance with generally accepted accounting principles. Through December 31, 1999, we recognized application and registration fees as revenue upon receipt. Effective January 1, 2000, we adopted a change in accounting principle to comply with the specific provisions and guidance of SAB 101. As a result, we recognized a cumulative charge of $0.8 million, net of taxes. SAB 101 requires us to recognize revenue related to application and registration fees over the program period.

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). This statement establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not believe that the adoption of this statement will have a significant impact on our consolidated financial position or results of operations.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method and establishes specific criteria for the recognition of acquired intangible assets apart from goodwill. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer subject to amortization over their estimated useful life. Rather, these assets are subject to, at least, an annual assessment for impairment by applying a fair-value-based test. Effective January 1, 2002, we adopted a change in accounting principle to comply with the specific provisions and guidance of SFAS 141 and SFAS 142. Our adoption of SFAS 142 resulted in a $4.2 million decrease in amortization expense and a $3.9 million increase in net income during 2002. During the second quarter of 2002, we completed the transitional intangible asset impairment test required under SFAS 142 and, based on the results of the test, concluded that no impairment of goodwill or other indefinite lived intangible assets had occurred. Therefore, no impairment loss was recorded in connection with our adoption of SFAS 142.

        The following information assumes that SFAS 142 was adopted on January 1, 2000:

	For the Year Ended December 31,
	2002	2001	2000
	(In thousands, except per share amounts)
Income before cumulative effect of change in accounting principle, as reported	$67,472	$38,355	$22,184
Elimination of amortization, net of tax effect of $279 and $272, respectively, for the years ended December 31, 2001 and 2000	—	3,918	1,950

Adjusted income before cumulative effect of change in accounting principle	67,472	42,273	24,134
Cumulative effect of change in accounting principle, net of income tax benefit of $587, as reported	—	—	(778)

Adjusted net income	$67,472	$42,273	$23,356

Income per share:
Basic—
Income before cumulative effect of change in accounting principle, as reported	$1.49	$0.88	$0.59
Elimination of amortization, net of tax effect	—	0.09	0.06

Adjusted income before cumulative effect of change in accounting principle	$1.49	0.97	0.65
Cumulative effect of change in accounting principle, net of tax effect, as reported	—	—	(0.03)

Adjusted net income	$1.49	$0.97	$0.62

Diluted—
Income before cumulative effect of change in accounting principle, as reported	$1.42	$0.85	$0.57
Elimination of amortization, net of tax effect	—	0.08	0.05

Adjusted income before cumulative effect of change in accounting principle	$1.42	0.93	0.62
Cumulative effect of change in accounting principle, net of tax effect, as reported	—	—	(0.02)

Adjusted net income	$1.42	$0.93	$0.60

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of ("SFAS 121") and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions ("APB 30"), for the disposal of a segment of a business. However, SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. SFAS 144 also retains the requirement under APB 30 to report discontinued operations separately form continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and for interim periods within those fiscal years. Our January 1, 2002, adoption of SFAS 144 has not had a significant impact on our consolidated financial position or results of operations.

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Disposal Activities ("SFAS 146"). Under SFAS 146, liabilities for costs associated with a plan to dispose of an asset or to exit a business activity must be recognized in the period in which the costs are incurred. SFAS 146 is effective for disposal activities initiated after December 31, 2002. We do not believe that the adoption of this statement will have a significant impact on our consolidated financial position or results of operations.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure ("SFAS 148"). SFAS 148 amends SFAS 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for annual periods ending after December 15, 2002, and interim periods beginning after December 31, 2002. We have adopted the amendments to SFAS 123 disclosure provisions required under SFAS 148 but will continue to use the intrinsic value method under Opinion 25 to account for stock-based compensation. As such, our adoption of this statement has not had a significant impact on our consolidated financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("Interpretation 46"). Interpretation 46 requires a company to consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Interpretation 46 is immediately effective for variable interest entities created after January 31, 2003, and effective June 15, 2003, with respect to variable interest entities created on or prior to January 31, 2003. We do not believe that the adoption of this interpretation will have a significant impact on our consolidated financial positon or results of operations.

5.    BUSINESS ACQUISITIONS

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

California Culinary Academy, Inc. (CCA)

        On April 3, 2000, we completed the acquisition of California Culinary Academy, Inc. The purchase price was approximately $19.1 million. We also assumed approximately $3.0 million of the debt of California Culinary Academy, Inc. The acquisition was accounted for as a purchase, and the purchase price exceeded the fair market value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $21.2 million. In connection with the acquisition we recorded a severance liability of $3.0 million, all of which had been paid as of December 31, 2000.

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

        As part of the acquisition, we acquired a 30% minority interest in AIU-Dubai. The interest is accounted for using the equity method.

Texas Culinary Academy (TCA)

        On August 1, 2001, we acquired certain assets and assumed certain liabilities of Le Chef College of Hospitality Careers, Inc., doing business as Texas Culinary Academy, in exchange for assuming certain liabilities of the school. We paid no consideration to the former owners of Texas Culinary Academy in connection with the transaction, and no future consideration is due. We acquired TCA primarily because of its potential for market leadership, the attractiveness of the educational market that it serves, and its potential for strong returns on invested capital. In addition, we acquired the school to gain access to an accredited institution in Texas, a geographic region in which we seek to expand. We plan to increase TCA's enrollments significantly by increasing the number of programs offered, introducing our Le Cordon Bleu culinary program, expanding the TCA's marketing capabilities, and constructing a new facility.

        The acquisition was accounted for as a purchase, and, accordingly, acquired tangible and intangible assets and assumed liabilities were recorded at their estimated fair values as of August 1, 2001. Intangible assets acquired consist of accreditation and licensing rights with a fair value of approximately $1.2 million. There was no goodwill generated by the acquisition.

Pennsylvania Culinary Institute (PCI)

        On December 3, 2001, we acquired 100% of the issued and outstanding stock of Pennsylvania Culinary Institute for approximately $44.0 million in cash with funds obtained under our prior credit agreement. We acquired PCI primarily because of its strong brand value, its potential for market leadership, the attractiveness of the educational market that it serves, and its potential for strong returns of invested capital. In addition, our acquisition of PCI will enhance our culinary presence in Pennsylvania and surrounding states and provide our other culinary schools with a strong high school marketing model. We plan to increase PCI's enrollments significantly by introducing our Le Cordon Bleu culinary program and expanding PCI's marketing capabilities.

        The acquisition was accounted for as a purchase, and, accordingly, the purchase price plus acquisition costs of approximately $45.2 million was allocated to the fair market values of acquired tangible and intangible assets of approximately $15.4 million and assumed liabilities of approximately $11.8 million as of December 3, 2001. Intangible assets acquired include, among others, accreditation, licensing, and Title IV participation rights with a fair value of approximately $2.4 million and a trade name with a fair value of approximately $1.6 million. Our final allocation of the purchase price to the fair value of acquired asset and assumed liabilities has resulted in goodwill totaling approximately $41.6 million. This amount represents an increase in goodwill of approximately $6.7 million from the $34.9 million recorded pursuant to our initial purchase price allocation. The increase is attributable to, among other things, a $4.1 million increase in the estimated value of a long-term contractual obligation existing at the acquisition date and a $2.1 million reduction in the estimated amount due from the former owner of PCI upon the finalization of the purchase price adjustment.

Missouri College

        On September 3, 2002, we acquired 100% of the issued and outstanding stock of Missouri College, Inc. for approximately $6.1 million in cash with funds obtained under our prior credit agreement. The school, based in St. Louis, Missouri, provides private, for-profit, postsecondary education leading to an associate degree or a diploma in the career-oriented disciplines of healthcare education, information technology, and business studies. We acquired the school primarily because of its potential for market leadership, the attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. In addition, the acquisition of Missouri College provides us with access to an accredited institution in St. Louis, Missouri, a geographic location in which we seek to expand, and an opportunity to broaden our core curricula into the healthcare education field. We plan to increase the school's enrollments significantly by expanding the school's marketing capabilities and offering more programs.

        The acquisition was accounted for as a purchase and, accordingly, the purchase price plus acquisition costs, subject to adjustment, of approximately $6.5 million was allocated to the fair market values of acquired tangible and intangible assets of approximately $3.3 million and assumed liabilities of approximately $0.8 million as of September 3, 2002. Intangible assets acquired include, among others, accreditation, licensing and Title IV participation rights with a fair value of approximately $1.2 million and a trade name with a fair value of approximately $0.5 million.

        Based upon a preliminary purchase price allocation, goodwill of approximately $4.0 million has been recorded. We do not expect any portion of this goodwill balance to be deductible for tax purposes. Subsequent adjustments may be made to the purchase price allocation. However, we do not believe that such adjustments will be material.

        The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of September 3, 2002 (in thousands):

Current assets	$1,071
Property and equipment	499
Intangible assets not subject to amortization—
Accreditation, licensing and Title IV participation rights	1,200
Trade name	520
Intangible asset subject to amortization
Covenant not to compete (2 year useful life)	10
Goodwill	3,950
Other assets	38

Total assets acquired	7,288

Current liabilities	799

Total liabilities	799

Net assets acquired	$6,489

Pro Forma Results of Operations

        The following unaudited pro forma results of operations (in thousands, except per share amounts) for the years ended December 31, 2002, 2001 and 2000, assume that the business acquisitions completed subsequent to January 1, 2000, described above occurred at the beginning of the year preceding the year of the acquisition. The unaudited pro forma results of operations are based on historical results of operations, include adjustments for depreciation, amortization, interest and taxes, among others, and do not necessarily reflect the actual results that would have occurred.

	For the Year Ended December 31,
	2002	2001	2000
	(Unaudited)
Pro forma net revenue	$754,555	$558,820	$425,230
Pro forma income before cumulative effect of change in accounting principle	67,326	38,322	8,466
Pro forma net income	$67,326	$38,322	$7,688

Pro forma basic income per share—
Income before cumulative effect of change in accounting principle	$1.48	$0.88	$0.21

Net income	$1.48	$0.88	$0.19

Pro forma diluted income per share—
Income before cumulative effect of change in accounting principle	$1.42	$0.84	$0.20

Net income	$1.42	$0.84	$0.19

6.    PROPERTY AND EQUIPMENT

        The estimated cost basis and useful lives of property and equipment at December 31, 2002 and 2001, are as follows:

	December 31,
	2002	2001	Life
	(In thousands)
Land	$5,981	$5,981
Buildings and improvements	1,884	1,850	13-35 years
Classroom equipment, courseware and other instructional materials	137,009	110,680	1-18 years
Furniture, fixtures and equipment	28,439	21,082	3-10 years
Leasehold improvements	99,328	71,619	Life of lease
Vehicles	258	181	3-5 years

	272,899	211,393
Less—Accumulated depreciation and amortization	95,470	63,349

	$177,429	$148,044

        The gross cost of assets recorded under capital classroom equipment leases, included above, totals approximately $18.2 million and $19.0 million as of December 31, 2002 and 2001, respectively. The accumulated amortization related to these assets is approximately $15.6 million and $12.4 million, respectively, as of December 31, 2002 and 2001.

        From time to time, we enter into agreements that commit us to certain minimum capital expenditures. As of December 31, 2002, such commitments are not significant.

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill for the year ended December 31, 2002, are as follows (in thousands):

Goodwill balance as of December 31, 2001	$195,695
Goodwill acquired pursuant to business combination	3,950
Purchase accounting adjustments	3,275

Goodwill balance as of December 31, 2002	$202,920

        Goodwill as of December 31, 2002 and 2001, respectively, is reflected net of accumulated amortization of approximately $9.2 million. Approximately $53.1 million of our total goodwill balance is expected to be deductible for income tax reporting purposes in future periods.

        As of December 31, 2002 and 2001, the cost basis and weighted average useful lives of intangible assets are as follows:

	December 31,
			Weighted Average Useful Lives
	2002	2001
	(In thousands)
Amortizable intangible assets
Covenants not-to-compete	$15,154	$15,144	3.0 years
Trade names	1,602	1,602	15.0 years
Licensing agreements	3,000	3,000	9.5 years
Other intangibles	20	20	1.0 year

	19,776	19,766	9.0 years
Less—Accumulated amortization	15,584	14,373

	$4,192	$5,393

Nonamortizable intangible assets
Accreditation, licensing and Title IV participation rights	$4,812	$3,568
Trade names	520	—

	$5,332	$3,568

Intangible assets, net	$9,524	$8,961

        As of December 31, 2002, net intangible assets includes accreditation, licensing and Title IV participation rights of approximately $4.8 million. Such assets, as well as certain trade names with a value of approximately $0.5 million, are considered to have indefinite useful lives and, in accordance with SFAS 142, are not subject to amortization but rather reviewed for impairment on at least an annual basis by applying a fair-value-based test. Other net intangible assets of $4.2 million, including, among others, covenants not-to-compete of $0.8 million (net of accumulated amortization of $14.4 million), trade names of $1.5 million (net of accumulated amortization of $0.1 million) and licensing agreements of $2.0 million (net of accumulated amortization of $1.0 million), are amortized on a straight-line or accelerated basis over their estimated useful lives, which range from one to fifteen years.

        Amortization expense was $1.6 million, $6.2 million, and $4.6 million, respectively, during the years ended December 31, 2002, 2001 and 2000. As of December 31, 2002, estimated future amortization expense is as follows (in thousands):

2003	$1,015
2004	597
2005	425
2006	425
2007	425
2008 and thereafter	1,305

Total	$4,192

8.    RESTRUCTURING AND SEVERANCE OBLIGATIONS

        In connection with our acquisition of CCA in 2000, we restrucured or discontinued certain CCA operations and terminated certain CCA employees. Accordingly, as of April 3, 2000, we recorded a liability of approximately $1.6 million, primarily for severance compensation and other expenses associated with programs to be discontinued. During March 2001, we increased the reserve by $1.1 million to provide for future lease obligations that could not be renegotiated. This purchase accounting adjustment was recorded as an increase in goodwill during 2001. Through December 31, 2002, we have paid and charged against the liability approxmately $2.2 million of these restructuring and severance costs. As of December 31, 2002, the remaining liability of approximately $0.5 million is included in other accrued expenses in the accompanying consolidated balance sheet.

        In connection with our acquisition of EduTrek in 2001, we restructured certain operations of EduTrek and terminated certain EduTrek employees. On the date of acquisition, we recorded a liability of approximately $1.3 million for severance compensation and a liability of approximately $4.8 million for restructuring costs associated with the previous owners' decision to close EduTrek's Washington D.C. location, including future lease obligations and estimated future operating losses associated with our contractual obligation to teach students previously enrolled in the school prior to closure. Through December 31, 2001, substantially all of our severance obligation had been paid and charged against the severance reserve. As of December 31, 2002, we have paid and charged against the restructuring reserve approximately $4.2 million of estimated restructuring costs, and the remaining restructuring reserve of approximately $0.6 million is included in other accrued expenses in the accompanying consolidated balance sheet.

        In connection with our acquisition of PCI in 2001, we recorded a $1.1 million reserve for minimum future lease obligations related to dormitory space not utilized and not expected to provide any future benefit. As of December 31, 2002, approximately $0.7 million of this obligation has been paid, and the remaining obligation of approximately $0.4 million is included in other accrued expenses in the accompanying consolidated balance sheet.

9.    LONG-TERM CONTRACTUAL OBLIGATIONS

        In 2001, we recorded a $5.1 million liability representing our preliminary estimate of the present value of payments due, beginning in 2008, under a pre-existing long-term contractual obligation for which we will receive no future benefit. During 2002, we recorded a purchase accounting adjustment of $4.1 million and interest accretion of $0.5 million to increase the total reserve to $9.7 million. As of

December 31, 2002 and 2001, this unsecured, non-interest bearing liability is reflected in the accompanying consolidated balance sheets as a long-term contractual obligation.

10.    DEBT

        Our debt as of December 31, 2002 and 2001, consists of the following:

	December 31,
	2002	2001
	(In thousands)
Revolving loans under credit agreements	$27,000	$78,000
Equipment under capital leases, secured by related equipment, discounted at a weighted average annual interest rate of 8.80% and 7.32%, respectively, as of December 31, 2002 and 2001	5,243	10,926
Other	526	996

	32,769	89,922
Less—Current portion	30,083	44,369

	$2,686	$45,553

        From May 30, 1997 through December 19, 2002, we maintained a credit agreement with a consortium of banks that was amended from time to time. The amended credit agreement allowed us to borrow up to $90.0 million under a revolving credit facility and obtain up to $50.0 million in standby letters of credit. On December 19, 2002, we prepaid in full and terminated our amended credit agreement and entered in a new unsecured credit agreement (the "Credit Agreement") with a syndicate of financial institutions, represented by, among others, an administrative agent. Costs incurred in connection with the prepayment and early termination of our amended credit agreement were not material.

        Under our Credit Agreement, we may borrow up to the U.S. dollar equivalent of $200.0 million in U.S. dollars and various foreign currencies under a revolving credit facility and obtain up to the U.S. dollar equivalent of $100.0 million in standby letters of credit in U.S. dollars and various foreign currencies. Outstanding letters of credit reduce the availability of borrowings under the revolving credit facility. At any time during the three-year period after December 19, 2002 (provided no default under the Credit Agreement then exists), we may, upon notice to, but without the consent of, the administrative agent and the lenders, increase the revolving credit facility under our Credit Agreement up to the U.S. dollar equivalent of $275.0 million. Subject to the satisfaction of certain conditions precedent under the Credit Agreement, we may prepay outstanding loans under the Credit Agreement at any time and without penalty. The stated maturity of our Credit Agreement is December 19, 2007.

        Borrowings under the Credit Agreement bear interest at variable rates per annum that are tied to the prime rate and the eurocurrency rate as follows: (1) the higher of the administrative agent's prime rate or the federal funds rate plus 50 basis points, plus a specified number of basis points, ranging from 0 to 50 (based on our consolidated leverage ratio), or (2) the British Bankers Association Interest Settlement Rate ("eurocurrency rate"), plus a specified number of basis points, ranging from 75 to 150 (based upon our consolidated leverage ratio).

        As of December 31, 2002, we had outstanding revolving loans totaling $27.0 million and letters of credit totaling $12.1 million. Approximately $2.8 million of the total outstanding letters of credit are being used to satisfy certain Department of Education financial responsibility requirements. Availability under our Credit Agreement as of December 31, 2002, is $160.9 million. Weighted average daily revolving credit borrowings during 2002 and 2001, respectively, were approximately $11.5 million and $20.2 million. As of December 31, 2002 and 2001, the weighted average annual interest rate of borrowings under the Credit Agreement and the amended credit agreement that terminated on December 19, 2002, respectively, was 4.25% and 3.74%.

        Our domestic subsidiaries, jointly and severally, have guaranteed repayment of obligations under the Credit Agreement. Under the Credit Agreement, we are limited in our ability to take certain actions, including, among other things, consummating certain acquisitions or mergers, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring other debt in excess of specified amounts, prepaying other debt, and making certain investments. We are also required to satisfy certain financial covenants on a peiodic basis, including the maintenance of a maximum consolidated leverage ratio of 2.50:1 (during the current period), a minimum fixed charge coverage ratio of 1.50:1, a minimum level of consolidated net worth, and a minimum annual consolidated Department of Education financial responsibility composite score of 1.50. As of December 31, 2002, we are in compliance with the covenants of our Credit Agreement.

        At December 31, 2002, future annual principal payments of debt are as follows (in thousands):

2003	$30,083
2004	1,968
2005	375
2006	107
2007	117
2008	119

Total	$32,769

11.    STOCK OPTION PLANS

        We maintain stock option plans for our directors, officers, employees, and consultants. Under these plans, we may grant stock options, stock appreciation rights, restricted stock, deferred stock and other awards that are convertible into shares of common stock upon exercise. Stock options may be either incentive stock options or nonqualified stock options. No stock option or appreciation right is exercisable more than ten years after the date of grant. At December 31, 2002, the plans have reserved approximately 5.9 million shares of common stock for the exercise of options outstanding at December 31, 2002, and approximately 1.6 million additional shares of common stock for future stock option awards under the plans.

        Stock option activity under all of our stock option plans is as follows:

	Shares	Exercise Price Range	Weighted Average Exercise Price
Outstanding as of December 31, 1999	4,925,188	$0.01 - 9.32	$5.68
Granted	1,610,000	8.66 - 16.00	11.98
Exercised	(629,602)	0.01 - 7.60	1.84
Cancelled	(110,640)	4.00 - 12.00	6.86

Outstanding as of December 31, 2000	5,794,946	0.01 - 16.00	7.83

Granted	1,809,500	8.06 - 33.98	25.08
Exercised	(1,557,474)	0.97 - 16.00	5.98
Cancelled	(132,104)	3.68 - 25.25	12.57

Outstanding as of December 31, 2001	5,914,868	0.97 - 33.98	13.49

Granted	1,383,400	30.47 - 51.04	42.96
Exercised	(1,259,465)	0.97 - 30.79	9.55
Cancelled	(160,700)	4.00 - 45.34	27.79

Outstanding as of December 31, 2002	5,878,103	$0.97 - 51.04	$20.88

Stock options exercisable at
December 31, 2000	1,499,832	$0.01 - 16.00	$5.66

December 31, 2001	1,212,614	$0.97 - 25.25	$8.43

December 31, 2002	1,569,967	$0.97 - 45.34	$12.94

        The following table summarizes information about all stock options outstanding as of December 31, 2002:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number Outstanding as of December 31, 2002	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable at December 31, 2002	Weighted Average Exercise Price
$ 0.97 - 4.00	199,161	$3.91	5.02	76,681	$3.91
$ 4.94 - 9.92	1,719,492	7.45	6.37	729,612	7.70
$12.00 - 16.00	1,116,500	12.27	7.51	431,500	12.29
$20.47 - 29.65	1,488,050	25.07	8.37	289,800	25.11
$30.79 - 38.84	202,000	35.12	9.16	6,375	31.94
$41.38 - 51.04	1,152,900	44.24	9.39	35,999	44.69

$ 0.97 - 51.04	5,878,103	$20.88	7.74	1,569,967	$12.94

The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model. The weighted average fair value of the options granted during the years ended December 31, 2002, 2001 and 2000, and assumptions used to value the options are as follows:

	For the Year Ended December 31,
	2002	2001	2000
Dividend yield	—	—	—
Risk-free interest rate	3.0%	5.0%	6.5%
Volatility	50%	63%	60%
Expected life (in years)	4	5	7
Weighted average fair value of options granted	$18.05	$14.51	$6.88

        Pro forma net income and earnings per share assuming we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the years ended December 31, 2002, 2001 and 2000, are disclosed in Note 3.

12.  INCOME TAXES

        The provision for income taxes for the years ended December 31, 2002, 2001 and 2000, consists of the following:

	For the Year Ended December 31,
	2002	2001	2000
	(In thousands)
Current provision (credit)—
Federal	$43,470	$15,524	$9,618
State and local	5,331	2,265	2,482
Foreign	(1,530)	426	859

Total current provision	47,271	18,215	12,959

Deferred provision (credit)—
Federal	(457)	11,207	3,172
State and local	(39)	1,921	734
Foreign	113	39	457

Total deferred provision (credit)	(383)	13,167	4,363

Total provision for income taxes	$46,888	$31,382	$17,322

        During 2002, 2001 and 2000, we recognized a tax benefit of approximately $14.3 million, 16.1 million, and $1.3 million, respectively, in connection with stock options exercised during the year.

        A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	For the Year Ended December 31,
	2002	2001	2000
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Foreign taxes	0.1	(0.1)	0.9
State and local income taxes, net of Federal benefit	3.0	3.9	5.3
Nondeductible goodwill amortization	—	1.7	1.3
Other	2.9	4.5	1.3

Effective income tax rate	41.0%	45.0%	43.8%

        Components of deferred income tax assets and liabilities as of December 31, 2002 and 2001, are as follows:

	December 31,
	2002	2001
	(In thousands)
Deferred income tax assets:
Tax net operating loss carry forwards	$13,238	$8,531
Covenants not-to-compete	3,150	4,357
Deferred rent obligation	1,307	1,007
Allowance for doubtful accounts	825	2,754
Accrued restructuring and severance	610	1,567
Other	2,866	807

Total deferred income tax assets	21,996	19,023
Deferred income tax liabilities:
Depreciation and amortization	19,275	17,950
Operating lease	686	4,456
Other	886	469

Total deferred income tax liabilities	20,847	22,875

Net deferred income tax asset (liability)	$1,149	$(3,852)

        We have assumed certain tax net operating loss carry forwards in connection with our business acquisitions. At December 31, 2002, we have federal and state tax net operating loss carry forwards totaling approximately $32.6 million and $27.9 million, respectively, that begin to expire in 2010. We have not recorded a valuation allowance with respect to our deferred income tax assets because we believe that such assets will be realized in the future.

13.  COMMITMENTS AND CONTINGENCIES

Litigation

        We are subject to occasional lawsuits, investigations and claims arising out of the normal conduct of our business. In certain cases, claims against acquired businesses relating to events that occurred during periods when we did not own the businesses are indemnified by the former owners. We do not believe that the outcome of any pending claims will have a material impact on our consolidated financial position or results of operations.

Leases

        We rent most of our facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2023. The facility leases require us to make monthly payments covering rent, taxes, insurance and maintenance costs.

        As of December 31, 2002, future minimum lease payments under capital leases and operating leases are as follows (in thousands):

	Capital Leases	Operating Leases	Total
2003	$3,182	$56,479	$59,661
2004	1,844	53,462	55,306
2005	419	50,571	50,990
2006	132	49,704	49,836
2007	132	46,830	46,962
2008 and thereafter	124	284,225	284,349

	$5,833	$541,271	$547,104

Less—Portion representing interest at a weighted average annual rate of 8.80%	590

Principal payments	5,243
Less—Current portion	2,753

	$2,490

Licensing Agreement

        We have an agreement with Le Cordon Bleu Limited that gives us the exclusive right to use the Le Cordon Bleu trade name in the United States and Canada. Under this agreement, we pay Le Cordon Bleu Limited royalties based on eligible culinary revenues collected from students enrolled in Le Cordon Bleu culinary programs at our schools. Royalty expense during the years ended December 31, 2002, 2001 and 2000, was approximately $6.9 million, $5.4 million, and $2.4 million, respectively. The licensing agreement terminates on December 31, 2008, but can be renewed for two successive five-year terms if certain conditions are met.

        Effective August 30, 2002, the agreement was amended to reduce the royalty rate payable on eligible culinary revenues from eight percent to two percent for the period from September 1, 2002, to December 31, 2008. On August 30, 2002, as consideration for the reduction of the royalty rate, we paid Le Cordon Bleu Limited a one-time royalty fee of $40.0 million and issued to Le Cordon Bleu Limited an option to purchase 100,000 shares of our common stock. The option is immediately exercisable at an exercise price per share of $39.20 and expires on August 29, 2012.

        The fair value of the option of approximately $3.0 million was estimated on the date of the grant based on the Black-Scholes option pricing model. The assumptions used to estimate the value of the option are as follows:

Dividend yield	—
Risk-free interest rate	4.0%
Volatility	50%
Contractual life (in years)	10

        The cash and equity consideration paid to Le Cordon Bleu Limited totaling approximately $43.0 million was recorded as a prepaid asset, approximately $35.6 million of which is classified as non-current as of December 31, 2002, and is being amortized to educational services and facilities expense in the accompanying consolidated statement of operations on a straight-line basis over the remaining term of the license agreement.

14.  REGULATORY

        Our U.S. schools are subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act ("HEA") and the regulations promulgated thereunder by the Department of Education (DOE) subject our U.S. schools to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the HEA ("Title IV Programs").

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

        Political and budgetary concerns significantly affect the Title IV Programs. The U.S. Congress must reauthorize the HEA approximately every six years. The most recent reauthorization in October 1998 reauthorized the HEA through 2003, with an automatic one-year extension if the reauthorization is not completed within that timeframe.

        A significant component of the U.S. Congress' initiative to reduce abuse of the Title IV Programs has been the imposition of limitations on institutions whose former students default on the repayment of their Federally guaranteed or funded student loans above specific rates (cohort default rates). An institution whose cohort default rates under the Federal Family Education Loan ("FFEL") program or the William D. Ford Federal Direct Loan ("FDL") program equal or exceed 25% for three consecutive years will no longer be eligible to participate in those programs or the Federal Pell Grant ("Pell") program. An institution whose cohort default rate under those programs for any federal fiscal year exceeds 40% may have its eligibility to participate in all of the Title IV Programs limited, suspended or terminated by the DOE.

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

        When we acquire an institution that is eligible to participate in the Title IV Programs, that institution undergoes a change of ownership resulting in a change of control ("change of control"), as defined by the DOE. Upon a change of control, an institution's eligibility to participate in the Title IV Programs is subject to review, and the institution could lose its eligibility unless it can reestablish its state authorization and accreditation and satisfy the other requirements to be recertified by the DOE as an eligible institution under our ownership. If an institution is recertified following a change of control, it will be recertified on a provisional basis. Since 1998, the DOE has had the authority to provisionally and temporarily certify an institution following a change of control under certain circumstances while the DOE reviews the institution's application. The DOE has provided such temporary certification to each institution we have acquired since January 1999 within periods of time ranging from 10 to 60 days after the date of the acquisition. Each of the U.S. institutions we have acquired has undergone a certification review under our ownership and has been certified to participate in the Title IV Programs.

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

        We perform periodic reviews of our compliance with the various applicable regulatory requirements. We have not been notified by any of the various regulatory agencies of any significant non-compliance matters and believe that we are in substantial compliance with applicable regulatory requirements as of December 31, 2002.

15.  EMPLOYEE BENEFIT PLANS

        We maintain a contributory profit sharing plan that provides retirement benefits for our eligible employees. The plan contains "cash or deferred arrangements" and is subject to the provisions of Section 401(k) of the Internal Revenue Code. The plan provides for matching contributions to eligible employees. Our matching contributions were approximately $4.0 million, $2.8 million, and $1.5 million, respectively, during the years ended December 31, 2002, 2001 and 2000.

        We maintain an employee stock purchase plan that provides for the issuance of up to 1.0 million shares of common stock to be purchased by our eligible employees through periodic offerings. Our employees may purchase common stock through payroll deductions, not to exceed $20,000 per person within any calendar year, at 85% of the stock's fair market value. As of December 31, 2002, employees have purchased a total of 436,710 shares under the employee stock purchase plan.

        In January 2001, we established a deferred compensation plan whereby certain wages earned by plan participants are deferred and placed in a Rabbi Trust. Assets held in trust are invested in marketable securities on behalf of plan participants. We are required to include in our financial statements the net assets of the trust. Assets held in trust are accounted for as trading securities, and, accordingly, changes in the fair value of such assets are recognized as realized investment gains or losses. Changes in the fair value of the deferred compensation obligation are recorded as charges or credits to compensation expense. Contributions to the plan by plan participants during the years ended December 31, 2002 and 2001, were approximately $0.8 million and $0.8 million, respectively. Distributions and net realized losses during the years ended December 31, 2002 and 2001, were not significant. The fair value of assets held in the Rabbi Trust and the accompanying deferred compensation obligation at December 31, 2002 and 2001, were approximately $1.3 million and $0.7 million, respectively, and are included in other noncurrent assets and other long-term liabilities in the accompanying consolidated balance sheets.

16.  QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

2002 Quarters	First	Second	Third	Fourth
	(In thousands, except per share data)
Net revenue	$169,912	$172,004	$189,402	$219,690
Income from operations	19,723	17,270	24,311	51,994
Net income	11,965	10,328	14,172	31,007
Net income per share:
Basic	$0.27	$0.23	$0.31	$0.67
Diluted	0.26	0.22	0.30	0.65
2001 Quarters	First	Second	Third	Fourth
	(In thousands, except per share data)
Net revenue	$119,715	$121,298	$133,003	$155,224
Income from operations	11,127	9,035	14,574	34,086
Net Income	6,282	4,957	7,822	19,294
Net income per share:
Basic	$0.15	$0.11	$0.18	$0.44
Diluted	0.14	0.11	0.17	0.42

17.  VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charges to Net Revenue	Increase/ (Decrease) Due to Acquisitions	Amounts Written-off	Balance at End of Period
	(In thousands)
Student receivable allowance activity for the year ended December 31, 2002	$15,273	$29,051	$(112)	$(20,614)	$23,598
Student receivable allowance activity for the year ended December 31, 2001	5,499	17,819	7,791	(15,836)	15,273
Student receivable allowance activity for the year ended December 31, 2000	2,723	9,235	1,845	(8,304)	5,499

18.  SUBSEQUENT EVENT

        On February 18, 2003, we acquired 100% of the issued and outstanding stock of Formastrat SA and its subsidiaries, also known as the INSEEC Group, for approximately $19.8 million primarily with funds obtained under our Credit Agreement. We acquired the company primarily because of its potential for market leadership, the attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. The acquisition of the INSEEC Group provides us with a solid platform for additional expansion in Europe. We plan to promote further growth of the INSEEC Group by expanding its marketing channels and adding new programs.

        We are currently in the process of allocating the purchase price to the fair market values of acquired tangible and intangible assets and assumed liabilities as of February 18, 2003.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
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
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION
REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS(1)
CAREER EDUCATION CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
CAREER EDUCATION CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share amounts)
CAREER EDUCATION CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)
CAREER EDUCATION CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
CAREER EDUCATION CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002, 2001 and 2000