Form 10-K/A
period 2002-12-31
CAREER EDUCATION CORP
filed 2003-04-28
CIK 1046568

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
 Common Stock, $.01 par value
(Title of Class)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

        Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). YES ☒    NO ☐

        The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, based upon the $45.00 per share closing sale price of the Registrant's Common Stock on June 28, 2002 (the last business day of the Registrant's most recently completed second quarter), was approximately $2,028,719,430. For purposes of this calculation, the Registrant's directors and executive officers have been assumed to be affiliates.

        The number of shares outstanding of the Registrant's Common Stock, par value $.01, as of March 6, 2003, was 46,245,012.

        Portions of the Registrant's Notice of Annual Meeting and Proxy Statement for the Registrant's Annual Meeting of Stockholders, scheduled to be held on May 19, 2003, are incorporated by reference into Part III of this Report.

EXPLANATORY NOTE

        The Registrant is filing this Amendment No. 1 to its annual report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") on March 10, 2003 in response to comments received from the staff of the SEC in connection with the SEC's review of the Registrant's registration statement on Form S-3 filed on March 11, 2003.

        This Amendment No. 1 makes certain changes to Business (Item 1), Selected Financial Data (Item 6), Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7) and Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Item 15), primarily to reclassify bad debt expense as a component of general and administrative expenses instead of as a component of net revenue and expand certain disclosure in the Notes to the Consolidated Financial Statements. The changes represented by this Amendment No. 1 have no effect on the financial condition, net income or cash flows presented in the Registrant's financial statements as of and for the year ended December 31, 2002.

        This Amendment No. 1 continues to speak as of the date of the original filing of the Form 10-K for the fiscal year ended December 31, 2002, and the Registrant has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Form 10-K.

CAREER EDUCATION CORPORATION

FORM 10-K/A

PART I

ITEM 1.    BUSINESS

        This Form 10-K/A contains "forward-looking statements," as defined in Section 21E of the Securities Exchange Act of 1934, that reflect our current expectations regarding our future growth, results of operations, performance and business prospects and opportunities. We have tried to use words such as "anticipate," "believe," "plan," "expect," "intend" and similar expressions to identify these forward-looking statements. These statements are based on information currently available to us and are subject to risks and uncertainties, including those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risks Related to Our Business", that could cause our actual growth, results of operations, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements.

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

(2)
The Washington, D.C. facility stopped admitting new students in 2001 and was closed in 2002 after existing students completed their programs pursuant to a teach-out agreement. Further references to this campus throughout this Annual Report on Form 10-K/A have been excluded.

(3)
These schools were not acquired but rather opened by us as new start-up campuses. The new start-up campuses are opened as branch campuses of an existing location and, therefore, are considered by the Department of Education as one institution for reporting purposes.

  Industry Background

        Based on estimates for the 2000-2001 academic year by the Department of Education, postsecondary education is approximately a $275 billion industry in the U.S., with approximately 15.3 million students obtaining some form of postsecondary education. According to the Department of Education, the number of students is expected to grow by 19% to approximately 18.2 million students by 2012. In 2000-2001, approximately 3.5 million students were enrolled in 2,484 private, degree-granting schools.

        Total federal aid available to support postsecondary education was estimated to exceed $62 billion during the 2001-2002 academic year, and has grown approximately 158% from $24 billion during the 1991-1992 academic year. Of the total amount of federal funding available, the federal government lent approximately $42 billion to qualified students during the 2001-2002 academic year, almost triple the amount borrowed by students during the 1991-1992 academic year. State, local and third-party private lenders are also available to fund students' postsecondary education.

        Several national economic, demographic and social trends are converging to contribute to growing demand for career-oriented postsecondary education:

        Changes in Workplace Demands.    The workplace is becoming increasingly knowledge-intensive. Rapid advances in technology have increased demands on employers and their employees, requiring many new workers to have some form of education beyond the high school level. The increasing technological skills required for entry-level jobs are spurring demand for specialized career-oriented training that may not be provided by traditional two-year and four-year colleges. The Bureau of Labor Statistics, U.S. Department of Labor, projects that between 2000 and 2010, jobs requiring (1) a bachelor's or higher degree are expected to increase approximately 22 percent, (2) an associate degree are expected to increase approximately 32 percent and (3) postsecondary vocational training are expected to increase approximately 18 percent. In 2002, approximately 27 percent of the students in our U.S. accredited institutions were enrolled in bachelor's and master's degree programs, 60 percent were enrolled in associate degree programs and 13 percent were enrolled in diploma/certificate programs. Our Canadian schools do not grant degrees and, therefore, their programs are classified as "diploma/certificate." Furthermore, career-oriented schools generally have the ability to react quickly to the changing needs of the business and industrial communities. Additionally, to meet the new workplace demands, many major companies are now using career-oriented institutions on a contractual basis to provide customized training for their employees.

        Finally, we believe that continuing formal education is becoming a lifelong process, as career change becomes commonplace. According to a Market Fact, Inc. survey that we sponsored in 1999, half of the working Americans surveyed would consider a new career and 60 percent of those who have switched careers obtained additional education to prepare for their new career.

        Increasing Numbers of High School Graduates.    During the 2000-2001 academic year, U.S. high school graduates represented over 2.8 million new prospective postsecondary students, the largest pool of potential enrollees. From the 2000-2001 academic year through the 2011-2012 academic year, the number of high school graduates is projected to increase by 11 percent and grow to 3.1 million. During the 18 years prior to 1993, the number of high school graduates had been declining. However, this trend has changed favorably as children of the "baby boom" generation are entering their high school years. These members of the "echo boom," as it is commonly known, are expected to boost enrollment in postsecondary educational programs to as high as 18.2 million students by the 2011-2012 academic year, an increase of 19 percent from approximately 15.3 million in the 2000-2001 academic year.

        Growing Demand for Postsecondary Education.    High school graduates and adults are seeking postsecondary education in increasing numbers. The U.S. Department of Labor estimates that among the 2.8 million high school graduates in 2000, approximately 1.7 million (63 percent) pursued some form of postsecondary education the following fall. The U.S. Department of Labor projects the number of jobs requiring at least an associate degree to grow by 32 percent between 2000 and 2010. The recent trend toward corporate downsizing and resulting layoffs is expected to increase enrollment in postsecondary programs as individuals seek to enhance their skills or re-train for new job requirements.

        Proliferation of Online Education.    Over the years, many adults have suppressed desires to return to school due to the many challenges of integrating school-related responsibilities with the critical demands of families and employment. However, the recent proliferation of online learning and other distance education alternatives is enabling many adults to address previously suppressed interests in post-secondary education. The U.S. Department of Education estimates that the number of degree-seeking students taking online courses will grow at a compound rate of 33% for the next several years, reaching approximately 2.2 million by 2004. The types of online programs and offerings vary significantly and include, among others, (1) fully online programs that permit students to complete 100 percent of required coursework online with no campus based component, (2) hybrid programs that combine campus-based courses with an online component, and (3) supplemental online programs that enable campus-based students to complete some coursework online. Additionally, online programs often offer the convenience and flexibility of an asynchronous format, whereby students can log on at any time to participate in the learning process.

        Growing Demand for Health Education.    According to the National Center for Health Statistics, life expectancy in the U.S. has risen to 77 years. As America has aged, the demand for healthcare professionals has soared. According to the U.S. Department of Labor, 14 percent of all newly created jobs in U.S. are in the healthcare field, and two of the 10 fastest-growing jobs in the U.S. are healthcare occupations. As a result, health education has become one of the fastest growing segments of the postsecondary education industry.

        Recognition of the Value of Postsecondary Education.    Over the years, the difference between the earnings of young adults who have completed at least a bachelor's degree and the earnings of their counterparts who have completed no more than a high school education has increased. According to a 2002 U.S. Census Bureau survey, the average graduate with a bachelor's degree is expected to earn $1.0 million more during the course of his or her career than an individual with only a high school diploma. Accordingly, we believe that prospective students are increasingly cognizant of this income premium and other improvements in career prospects associated with postsecondary education. More specifically, according to the U.S. Department of Commerce, on average, in 1999, (1) an individual with an associate degree earned approximately 23 percent more than did an individual who had completed no more than a high school education, while (2) an individual with a bachelor's degree earned approximately 52 percent more than did an individual who had completed no more than a high school education. Independent research studies have demonstrated that prospective students consider these benefits when making their education decisions.

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

        Focusing on Core Curricula.    Our schools offer educational programs principally in five career-related fields of study:

  •
  visual communication and design technologies, offered at 34 campuses

  •
  business studies, offered at 32 campuses

  •
  information technology, including Internet and intranet technology, offered at 27 campuses

  •
  culinary arts, offered at 10 campuses

  •
  health education, offered at 2 campuses

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

        Opening New Start-up Campuses.    To date, we have opened four new start-up campuses (two in 2002 and two in 2001) and we expect to continue to establish new locations. The new start-up campuses are opened as branch campuses of an existing location and, therefore, are considered by the Department of Education as one institution for reporting purposes. Opening branch campuses enables us to capitalize on new markets or geographic locations that exhibit strong enrollment potential and/or the potential to establish a successful operation in one of our core curricula areas. We believe that this strategy compliments our acquisition strategy as it allows us to continue to grow rapidly even if appropriate acquisition opportunities are not readily available.

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

Financial Aid and Regulation

        Our schools and students in the U.S. and Canada, as well as U.S. students at our schools in London and Dubai, participate in a wide variety of government-sponsored financial aid programs (i.e., programs administered by federal, state, provincial, and local government agencies). For this reason, our schools are subject to extensive regulatory requirements imposed by government funding agencies and other bodies. For the 2002 fiscal year, we derived approximately 61% of our revenue on a cash basis from such government sponsored financial aid received by our students, and we estimate that approximately 75% of our students receive government sponsored financial aid.

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

        None of our 27 institutions participating in FFEL or FDL programs had an FFEL or FDL cohort default rate of 25% or greater for any of the last three federal fiscal years. The following table sets forth the FFEL and FDL cohort default rates for our institutions for federal fiscal years 2000, 1999 and 1998, the most recent years for which the Department of Education has published such rates:

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

Other International Regulations

        Our international schools that operate in France, the United Kingdom and the United Arab Emirates are subject to local regulations. Each of these schools currently holds all necessary domestic authority to operate within their respective jurisdictions and the schools work closely with the local regulators to ensure that they are in compliance with domestic regulations. Additionally, our American InterContinental University (AIU) schools in the United Kingdom and the United Arab Emirates are accredited by a U.S. regional accrediting association, the Commission on Colleges of the Southern Association of Colleges and Schools ("SACS") as branches of AIU. During 2002, SACS granted AIU's six schools a 10-year reaffirmation.

        France.    The INSEEC Group consists of nine campuses and is recognized as a leading provider of higher education in France. Eight of the campuses are governed by the French Ministry of Education, while the remaining campus is accredited by the National Professional Committee for Medical Visits for its pharmaceutical test preparation and continuing education classes. There are three-tiers to the French Ministry approval: state recognition (Level III), diploma endorsement (Level II) and diploma stamp (Level I—highest recognition). Currently, two campuses have the highest recognition with Level I approval, three campuses have Level II approval and three campuses have Level III approval. The campuses that have lower level approvals have submitted applications to the French Ministry of Education to be granted higher degree granting authority. These applications were prepared and submitted to the Ministry of Education after the campuses were acquired by the INSEEC Group. The regulation of tertiary (postsecondary) education in France is undergoing reorganization. Changes in the organic laws governing the authority of institutions to operate within France, and the terms and conditions under which such institutions operate, may be changed as a result of such reorganization. The effects of any such changes on our schools in France, the nature of which are unknown at the present time, are uncertain.

        United Kingdom.    American InterContinental University London (AIU London) has been authorized by the cognizant U.S. and United Kingdom agencies to grant academic credentials. AIU London is authorized to grant academic degrees by both the Nonpublic Postsecondary Education

Commission of the State of Georgia and the Education Licensure Commission of the District of Columbia. U.S. students that attend AIU London are eligible to participate in the U.S. Title IV programs through AIU London's status as an additional location of AIU Buckhead. AIU London is a "Listed Body" pursuant to The Education (Listed Bodies) (England) Order 2002, and approved by the Open University (U.K.) Validation Services as an appropriate organization to offer higher education programs.

        United Arab Emirates.    American University Dubai (AU Dubai) is authorized to grant academic credentials by both the Nonpublic Postsecondary Education Commission of the State of Georgia and the Education Licensure Commission of the District of Columbia. AU Dubai does not participate in the U.S. Title IV programs. AU Dubai has been granted domestic programmatic accreditation by the United Arab Emirates Ministry of Higher Education and Scientific Research and has authority to operate through a grant from the Emir (the head of state) of Dubai.

Available Information

        Our investor relations website is http://www.careered.com. We make available on this website under the caption "Financial Information," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission.

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

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected historical consolidated financial and other data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our selected statement of income data set forth below for each of the five years ended December 31, 2002, and the balance sheet data as of December 31, 2002, 2001, 2000, 1999 and 1998, are derived from our audited consolidated financial statements. As further described in "Management's Discussion and Analysis of Financial Condition and Results of Operations," bad debt expense has been reclassified as a component of general and administrative expenses instead of as a component of net revenue.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Statement of Income Data:
Revenue:
Tuition and registration fees	$704,172	$495,152	$304,909	$205,754	$137,909
Other	75,887	51,907	29,619	17,747	11,306

Total revenue	780,059	547,059	334,528	223,501	149,215

Operating expenses:
Educational services and facilities	294,539	213,916	129,628	85,490	57,151
General and administrative	338,586	233,503	144,926	103,103	68,839
Depreciation and amortization.	33,636	30,818	20,594	14,557	12,163
Compensation expense related to the initial public offering	—	—	—	—	1,961

Total operating expenses	666,761	478,237	295,148	203,150	138,153

Income from operations	113,298	68,822	39,380	20,351	9,101
Other income (expense):
Interest income	808	734	1,484	329	166
Interest expense	(2,094)	(1,493)	(1,358)	(1,482)	(1,416)
Share of affiliate earnings	2,348	1,674	—	—	—

Total other income (expense)	1,062	915	126	(1,153)	(1,250)

Income before provision for income taxes and cumulative effect of change in accounting principle	114,360	69,737	39,506	19,198	7,851
Provision for income taxes	46,888	31,382	17,322	8,255	3,350

Income before cumulative effect of change in accounting principle	67,472	38,355	22,184	10,943	4,501
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	(778)	—	(205)

Net income	$67,472	$38,355	$21,406	$10,943	$4,296

Income attributable to common stockholders:
Income before cumulative effect of change in accounting principle	$67,472	$38,355	$22,184	$10,943	$4,501
Dividends on preferred stock	—	—	—	—	(274)
Accretion to redemption value of preferred stock and warrants	—	—	—	—	(2,153)

Income before cumulative effect of change in accounting principle attributable to common stockholders	67,472	38,355	22,184	10,943	2,074
Cumulative effect of change in accounting principle	—	—	(778)	—	(205)

Net income attributable to common stockholders	$67,472	$38,355	$21,406	$10,943	$1,869

Income per share attributable to common stockholders:
Basic—
Income before cumulative effect of change in accounting principle	$1.49	$0.88	$0.59	$0.36	$0.08
Cumulative effect of change in accounting principle	—	—	(0.02)	—	(0.01)

Net income	$1.49	$0.88	$0.57	$0.36	$0.07

Diluted—
Income before cumulative effect of change in accounting principle	$1.42	$0.85	$0.57	$0.34	$0.08
Cumulative effect of change in accounting principle	—	—	(0.02)	—	(0.01)

Net income	$1.42	$0.85	$0.55	$0.34	$0.07

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Other Data:
EBITDA(1)	$149,282	$101,314	$59,974	$34,908	$21,264
EBITDA margin(1)	19.1%	18.5%	17.9%	15.6%	14.3%
Net cash provided by operating activities	$106,230	$51,981	$25,636	$34,191	$22,227
Net cash used in investing activities	$(68,087)	$(100,692)	$(63,377)	$(55,859)	$(12,356)
Net cash provided by (used in) financing activities	$(44,497)	$54,908	$26,899	$42,711	$(4,897)
Capital expenditures, net	$60,871	$54,550	$28,453	$12,169	$6,383
Student population(2)	50,400	41,100	29,000	22,500	15,900
Number of campuses(3)	43	41	30	26	20
	December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Balance Sheet Data:
Cash	$33,474	$39,675	$33,742	$44,745	$23,548
Working capital (deficit)	(10,964)	10,221	29,316	25,787	15,994
Total assets	586,136	490,789	280,699	210,524	132,887
Total debt	32,769	89,922	19,120	49,939	22,617
Total stockholders' equity	405,697	306,405	200,893	113,681	84,636

(1)
For any period, Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") equals the sum of income from operations, depreciation and amortization, and share of affiliate earnings, as follows:

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Income from operations	$113,298	$68,822	$39,380	$20,351	$9,101
Depreciation and amortization	33,636	30,818	20,594	14,557	12,163
Share of affiliate earnings	2,348	1,674	—	—	—
EBITDA	149,282	101,314	59,974	34,908	21,264

  EBITDA margin equals EBITDA as a percentage of revenue. EBITDA and EBITDA margin should not be considered as alternatives to, nor is there any implication that they are more meaningful than, any measure of performance or liquidity promulgated under GAAP. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for why we have included such measures.

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

Reclassifications

        Bad debt expense of approximately $29.1 million, $17.8 million and $9.2 million, respectively, for the years ended December 31, 2002, 2001 and 2000 is classified as a component of general and administative expenses in the accompanying consolidated statements of income. In prior periods, bad debt expense was classified as a component of net revenue.

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

        We have experienced significant growth both internally and through acquisitions, with our revenue increasing from $19.9 million in 1995 to $780.1 million in 2002. In addition, our net income has increased from $0.1 million in 1995 to $67.5 million in 2002. In addition, we believe that Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA"), while not a substitute for generally accepted accounting principles' measures of operating results, is an important measure of our financial performance and that of our schools. For the year ended December 31, 2002, EBITDA was $149.3 million, a 47 percent increase from EBITDA of $101.3 million for the year ended December 31,

2001. We believe that EBITDA is particularly meaningful due principally to the role acquisitions have played in our development. Historically, our rapid growth through acquisitions has resulted in significant non-cash depreciation and amortization expense, because a significant portion of the purchase price of a school acquired by us is generally allocated to fixed assets, goodwill and other intangible assets. However, as a result of the elimination of goodwill amortization expense in connection with our January 1, 2002, adoption of SFAS 142, amortization expense decreased significantly in 2002.

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

        General and administrative expense includes salaries and benefits of personnel in recruitment, admissions, accounting, personnel, compliance and corporate and school administration. Costs of promotion and development, advertising and production of marketing materials, occupancy of the corporate offices and bad debt expense are also included in this expense category.

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

        The acquisition was accounted for as a purchase, and, accordingly, the purchase price plus acquisition costs of approximately $45.2 million was allocated to the fair market values of acquired tangible and intangible assets of approximately $15.9 million and assumed liabilities of approximately $11.8 million as of December 3, 2001. Intangible assets acquired include, among others, accreditation, licensing, and Title IV participation rights with a fair value of approximately $2.4 million and a trade name with a fair value of approximately $1.6 million. Our final allocation of the purchase price to the fair value of acquired asset and assumed liabilities has resulted in goodwill totaling approximately $41.1 million. This amount represents an increase in goodwill of approximately $6.2 million from the $34.9 million recorded pursuant to our initial purchase price allocation.

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

        The acquisition was accounted for as a purchase and, accordingly, the purchase price plus acquisition costs, subject to adjustment, of approximately $6.5 million was allocated to the fair market values of the acquired tangible and intangible assets of approximately $3.3 million and assumed liabilities of approximately $0.9 million as of September 3, 2002. Intangible assets acquired include, among others, accreditation, licensing and Title IV participation rights with a fair value of approximately $1.2 million and a trade name with a fair value of approximately $0.5 million.

        Based upon a preliminary purchase price allocation, goodwill of approximately $4.1 million has been recorded. We do not expect any portion of this goodwill balance to be deductible for tax purposes. Subsequent adjustments may be made to the purchase price allocation. However, we do not believe that such adjustments will be material.

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

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to our allowance for doubtful accounts, intangible assets, the recoverability of long-lived assets, accrued liabilities, contractual obligations, revenue recognition and contingencies. Management bases its estimates on historical experience, assessment of current conditions, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and are not readily apparent from other sources. Critical accounting policies are defined as those that are reflective of significant judgments by management and uncertainties, and that could potentially result in materially different results under different assumptions and conditions. Although, historically, actual results have not deviated significantly from those determined using management's estimates, as discussed below, our consolidated financial position or results of operations could be materially different if we were to report under different conditions or using different assumptions in the application of our critical accounting policies. We believe that the following accounting policies are most critical to us, in that they represent the primary areas where financial information is subject to the application of management's estimates, assumptions and judgment in the preparation of our consolidated financial statements. The critical accounting policies discussed herein are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in the application of such principles. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result from the result derived from the application of our critical accounting policies. Our significant accounting policies are discussed in Note 3 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K/A.

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

        Our historical bad debt expense as a percentage of revenue for the years ended December 31, 2002, 2001, and 2000 was 3.7%, 3.3%, and 2.8%, respectively.

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

Results of Operations

        The following table summarizes our operating results as a percentage of revenue for the periods indicated.

	Year Ended December 31,
	2002	2001	2000
Revenue:
Tuition and registration fees	90.3%	90.5%	91.1%
Other	9.7	9.5	8.9

Total revenue	100.0	100.0	100.0

Operating expenses:
Educational services and facilities	37.8	39.1	38.7
General and administrative	43.4	42.7	43.3
Depreciation and amortization	4.3	5.6	6.2

Total operating expenses	85.5	87.4	88.2

Income from operations	14.5	12.6	11.8
Other income (expense)
Interest income	0.1	0.1	0.4
Interest expense	(0.2)	(0.3)	(0.4)
Share of affiliate earnings	0.3	0.3	—

Total other income	0.2	0.1	—

Income before provision for taxes and cumulative effect of change in accounting principle	14.7	12.7	11.8
Provision for income taxes	6.1	5.7	5.2

Income before cumulative effect of change in accounting principle	8.6	7.0	6.6
Cumulative effect of change in accounting principle (net of taxes)	—	—	(0.2)

Net income	8.6%	7.0%	6.4%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Revenue.    Tuition and registration fee revenue increased $209.0 million or 42%, from $495.2 million in 2001 to $704.2 million in 2002. The increase was due primarily to a $174.8 million or 35 percentage point improvement in tuition and registration fee revenue on a same-school basis (i.e., schools acquired or opened on or prior to January 2, 2001). This same-school revenue increase was attributable to an approximate 22 percentage point increase in the average student population during 2002 at the schools we acquired or opened on or prior to January 2, 2001, and an approximate 13 percentage point revenue increase associated with 2002 tuition price increases and a shift in student enrollment mix toward higher priced programs. The remainder of the increase in tuition and registration fee revenue was due to additional revenue of $34.2 million generated by schools acquired or opened after January 2, 2001 (TCA, PCI, Orlando Culinary Academy, Brooks College—Sunnyvale, CA and Missouri College). This additional revenue accounted for 7 percentage points of the total 42 percentage point increase in tuition and registration fee revenue during 2002.

        Other revenue increased $24.0 million or 46%, from $51.9 million in 2001 to $75.9 million in 2002. This increase is attributable to an approximate $14.0 million or 27 percentage point improvement in other revenue on a same-school basis, caused primarily by the increase in student population mentioned above, and additional other revenue of $10.0 million generated by schools acquired or opened after January 2, 2001. The disproportionate growth of other revenue relative to tuition and registration fee revenue growth was primarily a result of a higher concentration of other revenue at our newly acquired schools.

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

        General and Administrative Expense.    General and administrative expense increased $105.1 million or 45%, from $233.5 million in 2001 to $338.6 million in 2002. Approximately $18.7 million or 8 percentage points of the total increase was attributable to schools acquired or opened after January 2, 2001, and $86.4 million or 37 percentage points of the total increase was due primarily to increased advertising, marketing and admissions activities by schools acquired or opened on or prior to January 2, 2001, in support of increased student lead, enrollment and start targets. Additionally, bad debt expense increased $11.2 million or 63%, from $17.8 million in 2001 to $29.1 million in 2002, and bad debt expense as a percentage of revenue increased from 3.3% during 2001 to 3.7% during 2002. This anticipated increase in bad debt expense as a percentage of revenue is primarily attributable to a greater number of students taking highter priced programs, which results in lower government funding for students as a percentage of cash receipts. This requires many of our students to enter into payment arrangements with larger monthly payments and balances due that may extend beyond their scheduled graduation dates. In addition, a higher rate of attrition caused a larger portion of our receivables to be due from students who did not complete their programs. These students represent a poorer credit risk than do those who complete their programs. The increase in general and administrative expense during 2002 is also attributable to investments in corporate and school-level technology and infrastructure necessary to support anticipated growth and maximize operating efficiency.

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

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Revenue.    Tuition and registration fee revenue increased $190.2 million or 62%, from $304.9 million in 2000 to $495.2 million in 2001. The increase was due primarily to a $109.2 million or 36 percentage point improvement in tuition and registration fee revenue on a same-school basis (i.e., schools acquired prior to 2000). This same-school revenue increase was attributable to an approximate 21 percentage point increase in the average student population at the schools we owned prior to 2000 and an approximate 15 percentage point revenue increase associated with 2001 tuition price increases and a shift in student enrollment mix toward higher priced programs. The remainder of the increase in tuition and registration fee revenue was due to additional revenue of $81.0 million generated by schools acquired or opened during 2000 and 2001 (AIU, International Academy of Design and Technology—Orlando, FL, Katharine Gibbs School—Philadelphia, PA, TCA and PCI). This additional revenue accounted for 26 percentage points of the total 61 percentage point increase in tuition and registration fee revenue during 2001.

        Other revenue increased $22.3 million or 75%, from $29.6 million in 2000 to $51.9 million in 2001. This increase is attributable to an approximate $10.2 million or 34 percentage point improvement in other revenue on a same-school basis, caused primarily by the increase in student population mentioned above, and additional other revenue of $12.1 million, or 41 percentage points of the total 75 percentage point increase, generated by schools acquired or opened during 2000 and 2001.

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

        General and Administrative Expense.    General and administrative expense increased $88.6 million or 61%, from $144.9 million in 2000 to $233.5 million in 2001. Approximately $45.2 million or 31 percentage points of the total increase was attributable to schools acquired or opened during 2000 or 2001, and $37.3 million or 26 percentage points of the total increase was due to increased advertising, marketing and admissions activities by schools acquired prior to 2000 in support of future growth. In addition, $6.0 million or 4 percentage points of the total 61 percentage point increase in general and administrative expense related to planned corporate and regional infrastructure enhancements. Bad debt expense increased $8.6 million or 93%, from $9.2 million in 2000 to

$17.8 million in 2001, and bad debt expense as a percentage of revenue increased from 2.8% during 2000 to 3.3% during 2001. We estimate that a significant portion of this increase in bad debt expense as a percentage of revenue was attributable to the implementation of the DOE's Return of Title IV Funds policy. Advertising, marketing and admissions expense as a percentage of revenue was reasonably consistent between years.

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

Furthermore, although we encourage year-round attendance at all schools, some schools have summer breaks for some of their programs. As a result of these factors, total student enrollment and revenue are typically highest in the fourth quarter (October through December) and lowest in the second quarter (April through June). However, our costs and expenses do not fluctuate as significantly on a quarterly basis, except for admissions and advertising costs, as these are typically higher in the second and third quarter in support of seasonally high enrollments. We anticipate that these seasonal trends will continue.

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

        Net receivables increased $19.5 million or 31%, from $62.8 million on December 31, 2001 to $82.3 million on December 31, 2002. Net receivables as of December 31, 2002 and 2001 were 10.4% and 11.9%, respectively, of revenue for the years ended December 31, 2002 and 2001. Quarterly Days Sales Outstanding (DSO) were 33 days as of December 31, 2002. This represents a 3 day decrease from DSO as of December 31, 2001, of 36 days. The overall increase in receivables as of December 31, 2002, was primarily due to an increase in tuition and registration fee revenue of 42% during 2002, offset by a decrease in DSO and an increase in our allowance for doubtful accounts as a percentage of total gross receivables.

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

        As of December 31, 2002, future minimum cash payments due under contractual obligations, including our credit agreement, non-cancelable operating and capital lease agreements and long-term arrangements, are as follows (in thousands):

	2003	2004	2005	2006	2007	2008 & Thereafter	Total
Revolving loans	$27,000	$—	$—	$—	$—	$—	$27,000
Capital lease obligations	3,182	1,844	419	132	132	124	5,833
Other long-term debt	330	196	—	—	—	—	526
Operating lease obligations	56,479	53,462	50,571	49,704	46,830	284,255	541,271
Long-term contractual obligations	—	—	—	—	—	9,679	9,679

Total contractual cash obligations	$86,991	$55,502	$50,990	$49,836	$46,962	$294,028	$584,309

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

        We derive a significant portion of our revenue from U.S. federal student financial aid programs administered by the U.S. Department of Education. To participate in these programs, a U.S. institution must obtain and maintain authorization by the appropriate state agencies, accreditation by an accrediting agency recognized by the Department of Education, and certification by the Department of Education. As a result, our U.S. schools are subject to extensive regulation by these agencies. These regulations cover virtually all phases of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, including the payment of refunds to students who withdraw, and financial strength. These regulations also affect our ability to acquire or open additional schools, add new educational programs or change our corporate structure. The agencies that regulate our operations periodically revise their requirements and modify their interpretations of existing requirements.

        If one of our schools were to violate any of these regulatory requirements, we could suffer a financial penalty. A regulatory agency could also place limitations on our schools' operations or terminate the schools' ability to grant degrees and certificates or their eligibility to receive federal student financial aid funds. We cannot predict with certainty how all of these requirements will be applied, or whether each of our schools will be able to comply with all of the requirements in the future. We have described some of the most significant regulatory requirements and risks that apply to our U.S. schools in the following paragraphs. Please also see "Business—Financial Aid and Regulation" for more detailed information on the regulations and other requirements that apply to us.

  The U.S. Congress may change the law or reduce funding for federal student financial aid programs, which could harm our student population and revenue.

        The U.S. Congress periodically revises the Higher Education Act and other laws governing the federal student financial aid programs and annually determines the funding level for each of these programs. During 2003-2004, Congress is expected to devote significant attention to reauthorizing the Higher Education Act, which will likely result in numerous legislative changes. Any action by Congress that significantly reduces funding for the federal student financial aid programs or the ability of our schools or students to participate in these programs could have a material adverse effect on our student population and revenue. Legislative action may also increase our administrative costs and require us to modify our practices in order for our schools to comply fully with applicable requirements.

  If we or our schools do not meet financial responsibility standards, our schools may be required to post a letter of credit and our participation in federal student financial aid programs could be limited, which could harm our net income and student population.

        To participate in the federal student financial aid programs, an institution must meet general standards of financial responsibility and either meet specific numeric measures of financial responsibility or post a letter of credit in favor of the Department of Education and possibly accept other conditions on its participation in the federal student financial aid programs. Currently, none of our schools is required to post a letter of credit in favor of the Department of Education or accept other conditions on its participation in the federal student financial aid programs due to failure to satisfy the numeric measures of financial responsibility. If, however, we or our institutions fail to satisfy the numeric standards in the future, any required letter of credit, if obtainable, and any limitations on our participation in the federal student financial aid programs could adversely affect our net income and student population. Our inability to obtain a required letter of credit could also adversely affect our net income and student population. Under a separate requirement, an institution must post a letter of credit if it makes more than a certain proportion of student refunds beyond the regulatory time period. Twenty-one of our institutions have outstanding letters of credit in favor of the Department of Education in the amount of $2.8 million due to late student refunds.

  Our schools may lose eligibility to participate in federal student financial aid programs if their student loan default rates are too high, which could harm our student population and revenue.

        An institution may lose its eligibility to participate in some or all of the federal student financial aid programs if defaults by its students on their federal student loans exceed specified rates. If any of our institutions, depending on its size, loses eligibility to participate in the federal student financial aid programs because of high student loan default rates, that loss could have a material adverse effect on our student population and revenue.

  Our schools may lose eligibility to participate in federal student financial aid programs if the percentage of their revenue derived from those programs is too high, which could harm our student population and revenue.

        A proprietary institution loses its eligibility to participate in the federal student financial aid programs if it derives more than 90% of its revenue from these programs in any fiscal year. If any of our institutions, depending on its size, loses eligibility to participate in federal student financial aid programs, that loss could have a material adverse effect on our student population and revenue.

  If regulators do not approve our acquisition of schools from third parties, our ability to participate in federal student financial aid programs at the acquired institution would be limited.

        When we acquire an institution, the Department of Education and most applicable state authorizing agencies and accrediting agencies consider that a change of ownership or control of the institution has occurred. A change of ownership or control of an institution under the standards of the Department of Education may result in the temporary suspension of the institution's participation in the federal student financial aid programs until the Department of Education issues a temporary certification document. If we were unable to promptly reestablish the state authorization, accreditation or Department of Education certification of an institution we acquired, depending on the size of that acquisition, that failure could have a material adverse effect on our business.

  If regulators do not approve transactions involving a change of control or change in our corporate structure, we may lose our ability to participate in federal student financial aid programs.

        If we experience a change of control under the standards of applicable state agencies, accrediting agencies or the Department of Education, we or the schools governed by such agencies must seek the approval of the relevant agencies. The failure of any of our schools to reestablish its state authorization, accreditation or Department of Education certification would result in a suspension or loss of federal student financial aid funding, which could have a material adverse effect on our student population and revenue.

        The Department of Education, applicable state agencies or applicable accrediting agencies may consider other transactions or events to constitute a change of control. If the Department of Education or any other regulatory agencies interpreted a particular sequence of events to constitute a change of control, we would be required to seek all necessary approvals to continue our participation in the federal financial aid programs, and could at least temporarily lose access to financial aid funding on that basis. Some of these transactions or events, such as a significant acquisition of our common stock, may be beyond our control.

  If our schools do not maintain their state authorizations and accreditations, they may not operate or participate in federal student financial aid programs.

        A school that grants degrees, diplomas or certificates must be authorized by the relevant agencies of the state in which it is located and, in some cases, other states where the school is deemed to be operating. State authorization and accreditation by an accrediting agency recognized by the Department of Education also are required for an institution to participate in the federal student financial aid programs. Requirements for authorization or accreditation vary substantially among the applicable agencies, and some of our schools must satisfy highly detailed standards regarding their educational programs, facilities, faculty and other matters to maintain the necessary approvals. Loss of state authorization or accreditation by any of our campuses, depending on the size of the campus, could have a material adverse effect on our student population and revenue.

  Regulatory agencies or third parties may commence compliance reviews, bring claims or initiate litigation against us.

        Because we operate in a highly regulated industry, we are subject to compliance reviews, claims of non-compliance or lawsuits by government agencies or third parties. If the results of these reviews or proceedings are unfavorable to us or if we are unable to defend successfully against third-party lawsuits or claims, we may be required to pay money damages or be subject to fines, limitations, loss of federal funding, injunctions or other penalties. Even if we adequately address issues raised by an agency review or successfully defend a third-party lawsuit or claim, we may have to devote significant money and management resources to address these issues.

  Failure to comply with extensive Canadian regulations could affect the ability of our Canadian schools to participate in Canadian financial aid programs.

        We derive a majority of our Canadian schools' revenue from Canadian governmental financial aid programs. Depending on their province of residence, Canadian students may receive loans under the Canada Student Loans Program, the Ontario Student Loans Plan and the Quebec Loans and Bursaries Program. In addition, there are students attending the Canadian schools who receive government-sponsored financial assistance from provinces other than Ontario and Quebec.

        Our Canadian schools must meet eligibility standards to administer these programs and must comply with extensive statutes, rules, regulations and requirements. Each of our Ontario schools will be required to share the cost of student loan defaults if defaults by its students on their Ontario Student Assistance Plan loans exceed specified rates. Our International Academy of Design and Technology and SoftTrain schools in Toronto currently do not have a default rate that exceeds the applicable threshold of 25%. However, our International Academy of Design and Technology school in Ottawa had an overall default rate of 28.6% in 2002 and has received a letter from the Ontario Ministry of Training, Colleges and Universities indicating that it may have to share in the costs of defaults and post an additional bond with the Ministry. If our Canadian schools cannot meet these and other eligibility standards or fail to comply with applicable requirements, it could have a material adverse effect on our net income.

        The Canadian, Ontario and Quebec governments continuously review the legislative, regulatory and other requirements relating to student financial assistance programs due to political and budgetary pressures. Although we do not anticipate a significant reduction in the funding for these programs, any change that significantly reduces funding or the ability of our schools to participate in these programs could have a material adverse effect on our student population and revenue.

  Our ability to conduct business in other foreign countries could be limited if government regulation increases or changes.

        Our schools in France, the United Kingdom and the United Arab Emirates are subject to extensive local regulations and requirements. If we are found to be in violation of local regulations, including licensing and accreditation requirements, we could be subject to civil sanctions, including monetary penalties. Additionally, we could be required to incur significant ongoing expenses to comply with these regulatory requirements or, conceivably, could be restricted or barred from providing educational services in that jurisdiction. Please also see "Business—Other International Regulations" for more detailed information on the international regulations that apply to us.

  Risks Specific to our Business Could Have a Material Adverse Effect on Us

  Failure to effectively manage our growth could harm our business.

        We have grown rapidly since our incorporation in January 1994. Our continued rapid growth may place a strain on our management, operations, employees or resources. We may not be able to maintain or accelerate our current growth rate, effectively manage our expanding operations or achieve planned growth on a timely or profitable basis. If we are unable to manage our growth effectively, we may experience operating inefficiencies and our net income may be materially adversely affected.

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

        We expect to continue to rely on acquisitions as a key component of our growth. From time to time, we engage in, and we are currently engaged in, evaluations of, and discussions with, possible acquisition candidates. We may not continue to be able to identify suitable acquisition opportunities or to acquire any such schools on favorable terms. Furthermore, we may not be able to successfully integrate any acquired schools into our operations profitably. Acquisitions involve a number of special risks and challenges, including the diversion of management's attention, difficulties in assimilating the operations and personnel of acquired schools, adverse short-term effects on reported operating results, possible loss of key employees and difficulty of presenting a unified corporate image. Continued growth through acquisition may also subject us to unanticipated business or regulatory uncertainties or liabilities. Acquired schools may not enhance our business and, if we do not successfully address associated risks and uncertainties, may ultimately have a material adverse effect on our growth and ability to compete.

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

  Failure to keep pace with changing market needs and technology could harm our student population.

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

  We compete with a variety of schools and if we are unable to compete effectively, our student population and revenue could be harmed.

        The post-secondary education market is highly competitive. Our schools compete with traditional public and private two-year and four-year colleges and universities and other proprietary schools, including those that offer distance learning programs. Some public and private colleges and universities, as well as other private career-oriented schools, offer programs similar to those of our schools. Although tuition at private nonprofit institutions is, on average, higher than tuition at our schools, some public institutions are able to charge lower tuition than our schools, due in part to government subsidies and other financial sources not available to proprietary schools. Some of our competitors in both the public and private sectors have substantially greater financial and other resources than us. We may incur increasing costs competing for students. If we are not able to compete effectively for students, our revenue may decline.

  Expansion outside of the U.S., Canada, France, the United Kingdom and Dubai could adversely affect our business.

        Although we currently operate in the U.S., Canada, France, the United Kingdom and Dubai, we intend to explore opportunities outside those markets. There may be difficulties and complexities associated with our expansion into these other international markets, and our strategies may not succeed beyond our current markets. International operations present inherent risks, including currency fluctuations, varying political and economic conditions, unanticipated changes in regulation, trade barriers, staffing and management problems and adverse tax consequences. Also, in further expanding internationally, we would be required to comply with different, and potentially more onerous, regulatory requirements. If we do not effectively address these risks, our growth and ability to compete may be impaired.

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

        Provisions of our Certificate of Incorporation and our by-laws contain provisions that may delay, defer or inhibit a future acquisition of us not approved by our board of directors. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our board of directors in connection with the transaction. For example, our Certificate of Incorporation authorizes our board of directors to issue up to 1,000,000 shares of preferred stock with such voting, conversion and other rights, preferences, privileges and restrictions as it determines, without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be harmed by, the rights of the holders of our preferred stock that may be issued in the future. In addition, our Certificate of Incorporation divides our board of directors into three classes having staggered terms. We are also subject to the provisions of Delaware law that could have the effect of delaying, deferring or preventing a change of control of our company. One of these provisions prevents us from engaging in a business combination with any interested stockholder for a period of three years from the date the person becomes an interested stockholder, unless specified conditions are satisfied. We have also implemented a stockholders' rights plan, also commonly called a "poison pill", that would substantially reduce or eliminate the expected economic benefit to an acquiror from acquiring us in a manner or on terms not approved by our board of directors. These and other impediments to a third-party acquisition or change of control could limit the price investors are willing to pay in the future for shares of our common stock.

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

        We are subject to fluctuations in the value of the Canadian dollar, the Euro, and the British pound vis-à-vis the U.S. dollar. Our investment in our foreign operations as of December 31, 2002, is not significant, and the book value of the assets and liabilities of these operations at December 31, 2002, approximated their fair values.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated balance sheets are as of December 31, 2002 and 2001, and the consolidated statements of income, stockholders' equity and cash flows are for each of the years ended December 31, 2002, 2001 and 2000:

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this Form 10-K/A or incorporated by reference as set forth below:

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

    Consolidated Balance Sheets at December 31, 2002 and 2001, page F-3.

    Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000, page F-4.

    Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000, page F-5.

    Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000, page F-6.

    Notes to Consolidated Financial Statements, page F-7.

  2.
  (a) Exhibits:

*3.1	Amended and Restated Certificate of Incorporation of the Company, as amended.
+3.2	Amended and Restated By-laws of the Company.
**4.1	Form of specimen stock certificate representing Common Stock.
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
*4.3
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
****4.4
Rights Agreement dated as of May 28, 2002 between Career Education Corporation and Computershare Investor Services, LLC which includes as Exhibit A, the Form of Certificate of Designations, as Exhibit B, the Form of Rights Certificate and as Exhibit C, the Summary of Rights to Purchase Preferred Shares.
**10.1	Career Education Corporation 1995 Stock Option Plan, as amended. ++
**10.2	Form of Option Agreement under the Company's 1995 Stock Option Plan. ++
**10.3	Career Education Corporation 1998 Employee Incentive Compensation Plan. ++

**10.4	Form of Option Agreement under the Company's 1998 Employee Incentive Compensation Plan. ++
**10.5	Career Education Corporation 1998 Non-Employee Directors' Stock Option Plan. ++
**10.6	Form of Option Agreement under the Company's 1998 Non-Employee Directors' Stock Option Plan. ++
**10.7	Career Education Corporation 1998 Employee Stock Purchase Plan.
**10.8	Amendments to Career Education Corporation 1998 Employee Incentive Compensation Plan dated as of July 29, 1998, February 17, 1999, January 24, 2000 and April 5, 2002. ++
*****10.9	Employment Agreement dated as of August 1, 2000, between the Company and John M. Larson. ++
**10.10	Form of Indemnification Agreement for Directors and Executive Officers. ++
**10.11	Form of Management Fee Agreement between the Company and each of its subsidiaries.
**10.12	Form of Tax Sharing Agreement between the Company and each of its subsidiaries.
*21	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP.
23.2	Explanation Concerning Absence of Consent of Arthur Andersen LLP.
99.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to the Sarbanes-Oxley Act of 2002.
99.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to the Sarbanes-Oxley Act of 2002.

*	Previously filed with our Form 10-K for the year ended December 31, 2002.
**	Incorporated herein by reference to our Registration Statement on Form S-1, effective as of January 28, 1998.
***	Incorporated herein by reference to our Current Report on Form 8-K filed on December 20, 2002.
****	Incorporated herein by reference to our Registration Statement on Form 8-A, effective as of May 28, 2002.
*****	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2000.
+	Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 1997.
++	Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-K.
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of April 2003.

CAREER EDUCATION CORPORATION

By:	/s/ PATRICK K. PESCH Patrick K. Pesch, Chief Financial Officer

CERTIFICATION

I, John M. Larson, Chief Executive Officer of the Company, certify that:

  1.
  I have reviewed this annual report on Form 10-K/A of Career Education Corporation;

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

Date: April 24, 2003

/s/ JOHN M. LARSON John M. Larson Chief Executive Officer

CERTIFICATION

I, Patrick K. Pesch, Chief Financial Officer of the Company, certify that:

  1.
  I have reviewed this annual report on Form 10-K/A of Career Education Corporation;

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

Date: April 24, 2003

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

ARTHUR ANDERSEN LLP

Chicago, Illinois
January 29, 2002

        (1)    This is a copy of the audit report for the years ended December 31, 2001, 2000 and 1999, previously issued by Arthur Andersen LLP. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K/A. The consolidated balance sheet as of December 31, 2000, referred to in this report has not been included in the accompanying financial statements. Additionally, the consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 1999, referred to in this report have not been included in the accompanying financial statements.

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2002	2001	2000
REVENUE:
Tuition and registration fees	$704,172	$495,152	$304,909
Other	75,887	51,907	29,619

Total revenue	780,059	547,059	334,528

OPERATING EXPENSES:
Educational services and facilities	294,539	213,916	129,628
General and administrative	338,586	233,503	144,926
Depreciation and amortization	33,636	30,818	20,594

Total operating expenses	666,761	478,237	295,148

Income from operations	113,298	68,822	39,380
OTHER INCOME (EXPENSE):
Interest income	808	734	1,484
Interest expense	(2,094)	(1,493)	(1,358)
Share of affiliate earnings	2,348	1,674	—

Total other income	1,062	915	126

Income before provision for income taxes and cumulative effect of change in accounting principle	114,360	69,737	39,506
PROVISION FOR INCOME TAXES	46,888	31,382	17,322

Income before cumulative effect of change in accounting principle	67,472	38,355	22,184
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, net of income tax benefit of $587	—	—	(778)

NET INCOME	$67,472	$38,355	$21,406

INCOME PER SHARE:
Basic—
Income before cumulative effect of change in accounting principle	$1.49	$0.88	$0.59
Cumulative effect of change in accounting principle	—	—	(0.02)

Net income	$1.49	$0.88	$0.57

Diluted—
Income before cumulative effect of change in accounting principle	$1.42	$0.85	$0.57
Cumulative effect of change in accounting principle	—	—	(0.02)

Net income	$1.42	$0.85	$0.55

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	45,407	43,751	37,374

Diluted	47,547	45,390	38,780

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

CAREER EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000

1.    DESCRIPTION OF THE COMPANY

        Career Education Corporation ("CEC", collectively with its subsidiaries, "we" or "our") owns and operates, as of December 31, 2002, 43 campuses that provide private, for-profit postsecondary education in the United States, Canada, the United Kingdom and the United Arab Emirates. Our schools enjoy long operating histories and offer a variety of master's degree, bachelor's degree, associate's degree and diploma programs in career-oriented disciplines within our core curricula of:

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

f. Property and Equipment

        Property and equipment are stated at cost. Depreciation and amortization are recognized using the straight-line method over the useful lives of the related assets for financial reporting purposes and an accelerated method for income tax reporting purposes. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over their estimated useful life or lease term, whichever is shorter. Courseware represents the fair value of acquired curriculum and other tangible academic materials, such as lesson plans and syllabi, used to deliver educational services. The fair values of acquired courseware are depreciated on a straight-line basis over their useful lives, which are estimated by management based upon, among other things, the expected future utilization period, the nature of the related academic programs and, as necessary, consultation with independent third parties. Maintenance, repairs and minor renewals and betterments are expensed; major improvements are capitalized.

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

r. Supplemental Disclosures of Cash Flow Information

	For the Year Ended December 31,
	2002	2001	2000
	(In thousands)
CASH PAID FOR:
Interest	$1,679	$1,956	$1,107
Taxes	10,295	12,930	13,142

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations for purchases of equipment	$27	$2,367	$4,341
Fair value of options issued to Le Cordon Bleu Limited	3,000	—	—
Fair value of shares of common stock issued for licensing fee	—	—	1,000
Fair value of shares of common stock issued to EduTrek shareholders	—	40,623	—

ACQUISITION ACTIVITY:
Fair value of assets acquired	$623	$54,265	$13,730
Fair value of liabilities assumed	(1,891)	(71,383)	(14,073)
Goodwill	8,207	108,332	27,071

Purchase price, including acquisition costs	$6,939	$91,214	$26,728

s. Segment Information

        We operate in one industry segment. Operations in geographic regions outside the United States are not significant.

t. Reclassifications

        Bad debt expense of approximately $29.1 million, $17.8 million and $9.2 million, respectively, for the years ended December 31, 2002, 2001 and 2000 is classified as a component of general and administrative expenses in the accompanying consolidated statements of income. In prior periods, bad debt expense was classified as a component of net revenue.

        Certain other 2001 balances have been reclassified to conform to 2002 financial statement presentation. The impact on our consolidated financial statements of such reclassifications is not significant.

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

        The acquisition was accounted for as a purchase, and, accordingly, the purchase price plus acquisition costs of approximately $45.2 million was allocated to the fair market values of acquired tangible and intangible assets of approximately $15.9 million and assumed liabilities of approximately $11.8 million as of December 3, 2001. Intangible assets acquired include, among others, accreditation, licensing, and Title IV participation rights with a fair value of approximately $2.4 million and a trade name with a fair value of approximately $1.6 million. Our final allocation of the purchase price to the fair value of acquired asset and assumed liabilities has resulted in goodwill totaling approximately $41.1 million. This amount represents an increase in goodwill of approximately $6.2 million from the $34.9 million recorded pursuant to our initial purchase price allocation. The increase is attributable to, among other things, a $4.1 million increase in the estimated value of a long-term contractual obligation existing at the acquisition date and a $2.1 million reduction in the estimated amount due from the former owner of PCI upon the finalization of the purchase price adjustment.

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

        The acquisition was accounted for as a purchase and, accordingly, the purchase price plus acquisition costs, subject to adjustment, of approximately $6.5 million was allocated to the fair market values of acquired tangible and intangible assets of approximately $3.3 million and assumed liabilities of approximately $0.9 million as of September 3, 2002. Intangible assets acquired include, among others, accreditation, licensing and Title IV participation rights with a fair value of approximately $1.2 million and a trade name with a fair value of approximately $0.5 million.

        Based upon a preliminary purchase price allocation, goodwill of approximately $4.1 million has been recorded. We do not expect any portion of this goodwill balance to be deductible for tax purposes. Subsequent adjustments may be made to the purchase price allocation. However, we do not believe that such adjustments will be material.

        The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of September 3, 2002 (in thousands):

Current assets	$1,056
Property and equipment	499
Intangible assets not subject to amortization—
Accreditation, licensing and Title IV participation rights	1,200
Trade name	520
Intangible asset subject to amortization
Covenant not to compete (2 year useful life)	10
Goodwill	4,098
Other assets	15

Total assets acquired	7,398

Current liabilities	799
Long-term liabilities	110

Total liabilities	909

Net assets acquired	$6,489

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

	For the Year Ended December 31,
	2002	2001	2000
	(Unaudited)
Pro forma revenue	$783,606	$576,639	$434,465
Pro forma income before cumulative effect of change in accounting principle	67,326	38,322	8,466
Pro forma net income	$67,326	$38,322	$7,688

Pro forma basic income per share—
Income before cumulative effect of change in accounting principle	$1.48	$0.88	$0.21

Net income	$1.48	$0.88	$0.19

Pro forma diluted income per share—
Income before cumulative effect of change in accounting principle	$1.42	$0.84	$0.20

Net income	$1.42	$0.84	$0.19

6.    PROPERTY AND EQUIPMENT

        The estimated cost basis and useful lives of property and equipment at December 31, 2002 and 2001, are as follows:

	December 31,
	2002	2001	Life
	(In thousands)
Land	$5,981	$5,981
Buildings and improvements	1,884	1,850	13-35 years
Computer hardware and software	67,673	45,877	1-5 years
Courseware	42,199	42,418	5-18 years
Classroom equipment and other instructional materials	27,137	22,385	5-10 years
Furniture, fixtures and equipment	28,439	21,082	3-10 years
Leasehold improvements	99,328	71,619	Life of lease
Vehicles	258	181	3-5 years

	272,899	211,393
Less—Accumulated depreciation and amortization	95,470	63,349

	$177,429	$148,044

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

        As of December 31, 2002, net intangible assets includes accreditation, licensing and Title IV participation rights of approximately $4.8 million. Such assets, as well a trade name with a value of approximately $0.5 million, are considered to have indefinite useful lives and, in accordance with SFAS 142, are not subject to amortization but rather reviewed for impairment on at least an annual basis by applying a fair-value-based test. Other net intangible assets of $4.2 million, including, among others, covenants not-to-compete of $0.8 million (net of accumulated amortization of $14.4 million), trade names of $1.5 million (net of accumulated amortization of $0.1 million) and licensing agreements of $2.0 million (net of accumulated amortization of $1.0 million), are amortized on a straight-line or accelerated basis over their estimated useful lives, which range from one to fifteen years.

        Amortization expense was $1.6 million, $6.2 million, and $4.6 million, respectively, during the years ended December 31, 2002, 2001 and 2000. As of December 31, 2002, estimated future amortization expense is as follows (in thousands):

2003	$1,015
2004	597
2005	425
2006	425
2007	425
2008 and thereafter	1,305

Total	$4,192

8.    RESTRUCTURING AND SEVERANCE OBLIGATIONS

        In connection with our acquisition of CCA in 2000, we restructured or discontinued certain CCA operations and terminated certain CCA employees. Accordingly, as of April 3, 2000, we recorded a liability of approximately $1.6 million, primarily for severance compensation and other expenses associated with programs to be discontinued. During March 2001, we increased the reserve by $1.1 million to provide for future lease obligations that could not be renegotiated. This purchase accounting adjustment was recorded as an increase in goodwill during 2001. Through December 31, 2002, we have paid and charged against the liability approximately $2.2 million of these restructuring and severance costs. As of December 31, 2002, the remaining liability of approximately $0.5 million is included in other accrued expenses in the accompanying consolidated balance sheet.

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

9.    LONG-TERM CONTRACTUAL OBLIGATIONS

        In December 2001, in connection with our acquisition of PCI, we recorded a $5.1 million liability representing our preliminary estimate of the present value of rental payments due, beginning in 2008, under a pre-existing long-term contractual obligation for which we will receive no future benefit. In the fourth quarter of 2002, upon the finalization of our purchase price allocation, we recorded a purchase accounting adjustment of $4.1 million to reflect a change in our estimate of the liability existing as of the December 3, 2001 acquisition date. The ultimate amount to be paid in connection with this long-term contractual obligation is subject to ongoing negotiations, the outcome of which is uncertain at this time. Based upon the final resolution of such negotiations, the actual liability could vary from the amount recorded as of December 31, 2002.

        As of December 31, 2002, the $9.7 million carrying value of this unsecured, non-interest bearing liability, including interest accretion recorded during 2002 of $0.5 million, is reflected in the accompanying consolidated balance sheet as a long-term contractual obligation.

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

16.  QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

2002 Quarters	First	Second	Third	Fourth
	(In thousands, except per share data)
Revenue	$176,286	$178,390	$197,155	$228,228
Income from operations	19,723	17,270	24,311	51,994
Net income	11,965	10,328	14,172	31,007
Net income per share:
Basic	$0.27	$0.23	$0.31	$0.67
Diluted	0.26	0.22	0.30	0.65
2001 Quarters	First	Second	Third	Fourth
	(In thousands, except per share data)
Revenue	$123,207	$124,673	$137,939	$161,240
Income from operations	11,127	9,035	14,574	34,086
Net income	6,282	4,957	7,822	19,294
Net income per share:
Basic	$0.15	$0.11	$0.18	$0.44
Diluted	0.14	0.11	0.17	0.42

17.  VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charges to Operating Expenses	Increase/ (Decrease) Due to Acquisitions	Amounts Written-off	Balance at End of Period
	(In thousands)
Student receivable allowance activity for the year ended December 31, 2002	$15,273	$29,051	$(112)	$(20,614)	$23,598
Student receivable allowance activity for the year ended December 31, 2001	5,499	17,819	7,791	(15,836)	15,273
Student receivable allowance activity for the year ended December 31, 2000	2,723	9,235	1,845	(8,304)	5,499

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

EXPLANATORY NOTE
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
CERTIFICATION
REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS(1)
CAREER EDUCATION CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
CAREER EDUCATION CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
CAREER EDUCATION CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CAREER EDUCATION CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
CAREER EDUCATION CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002, 2001 and 2000