Form 10-Q
period 2003-03-31
CAREER EDUCATION CORP
filed 2003-05-13
CIK 1046568

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2003

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

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☒    No ☐

        As of May 9, 2003, 46,584,483 shares of the registrant's Common Stock, par value $.01, were outstanding.

CAREER EDUCATION CORPORATION

QUARTER ENDED MARCH 31, 2003

INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,139	$33,474
Receivables—
Students, net	82,232	75,498
Other, net	8,514	6,822
Inventories	9,013	7,407
Prepaid expenses and other current assets	28,751	23,278
Deferred income tax assets	2,608	2,765

Total current assets	158,374	149,244

PROPERTY AND EQUIPMENT, net	192,333	177,429
GOODWILL, net	214,280	202,920
INTANGIBLE ASSETS, net	11,692	9,524
OTHER ASSETS	43,495	47,019

TOTAL ASSETS	$620,174	$586,136

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$3,529	$30,083
Accounts payable	20,577	23,410
Accrued expenses and other current liabilities	57,842	53,811
Deferred tuition revenue	65,088	52,904

Total current liabilities	147,036	160,208

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	27,529	2,686
Long-term contractual obligations	9,679	9,679
Deferred income tax liabilities	2,358	1,616
Other	2,038	6,250

Total long-term liabilities	41,604	20,231

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding at March 31, 2003 and December 31, 2002	—	—
Common stock, $.01 par value; 150,000,000 shares authorized; 46,269,462 and 46,029,859 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	463	460
Additional paid-in capital	284,147	278,264
Accumulated other comprehensive loss	(384)	(1,109)
Retained earnings	147,308	128,082

Total stockholders' equity	431,534	405,697

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$620,174	$586,136

The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2002
REVENUE:
Tuition and registration fees	$224,001	$160,248
Other	21,542	16,038

Total revenue	245,543	176,286

OPERATING EXPENSES:
Educational services and facilities	92,143	67,140
General and administrative	113,276	81,317
Depreciation and amortization	9,185	8,106

Total operating expenses	214,604	156,563

Income from operations	30,939	19,723

OTHER INCOME (EXPENSE):
Interest income	549	145
Interest expense	(342)	(325)
Share of affiliate earnings	1,166	737

Total other income	1,373	557

Income before provision for income taxes	32,312	20,280
PROVISION FOR INCOME TAXES	13,086	8,315

NET INCOME	$19,226	$11,965

NET INCOME PER SHARE:
Basic	$0.42	$0.27

Diluted	$0.40	$0.26

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	46,148	44,836

Diluted	48,071	46,868

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,226	$11,965
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	9,185	8,106
Deferred income taxes	836	2,698
Compensation expense related to stock options	13	13
Amortization of deferred financing costs	61	—
Royalty expense related to stock options	118	—
Changes in operating assets and liabilities, net of acquisitions	(2,380)	13,727

Net cash provided by operating activities	27,059	36,509

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of acquired cash	(7,730)	—
Acquisition transaction costs	(1,261)	(544)
Purchases of property and equipment, net	(14,263)	(13,597)
Change in investment in affiliate	(276)	(89)

Net cash used in investing activities	(23,530)	(14,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	2,885	2,141
Net payments of revolving loans under credit agreements	(12,341)	(58,000)
Payments of capital lease obligations and other long-term debt	(517)	(1,917)

Net cash used in financing activities	(9,973)	(57,776)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	109	(30)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,335)	(35,527)
CASH AND CASH EQUIVALENTS, beginning of period	33,474	39,675

CASH AND CASH EQUIVALENTS, end of period	$27,139	$4,148

NON-CASH INVESTING ACTIVITIES:

Capital lease obligations for purchases of equipment, net of acquisitions	$145	$—

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to the consolidated financial statements and notes to consolidated financial statements as of and for the year ended December 31, 2002 included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 28, 2003.

        The unaudited condensed consolidated financial statements include the accounts of CEC and our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The results of operations of all acquired businesses have been consolidated for all periods subsequent to the date of acquisition.

        Bad debt expense for the three months ended March 31, 2003 and 2002 is classified as a component of general and administrative expenses in the accompanying unaudited condensed consolidated statements of income. In prior periods, bad debt expense was classified as a component of net revenue. Bad debt expense for the three months ended March 31, 2002 has been reclassified to conform to 2003 financial statement presentation.

Note 2—Business Acquisitions

        All of our acquisitions to date were accounted for as purchases. Accordingly, in connection with each acquisition, the purchase price was allocated to the estimated fair values of all acquired tangible and intangible assets and assumed liabilities as of the date of the acquisition. As necessary, liabilities were established at the acquisition dates to provide for restructuring liabilities and certain long-term contractual obligations.

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

        The acquisition was accounted for as a purchase and, accordingly, the purchase price plus acquisition costs, subject to adjustment, of approximately $6.5 million was allocated to the estimated fair values of acquired tangible and intangible assets of approximately $3.3 million and assumed liabilities of approximately $0.9 million as of September 3, 2002. Intangible assets acquired include, among others, accreditation, licensing, and Title IV participation rights with a total estimated fair value of approximately $1.2 million and a trade name with an estimated fair value of approximately $0.5 million.

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

The INSEEC Group

        On February 18, 2003, we acquired 100% of the issued and outstanding stock of Formastrat SA and its subsidiaries, also known as the INSEEC Group, for approximately $19.3 million, including assumed debt of $3.6 million, primarily with funds obtained under our U.S. Credit Agreement. We acquired the company primarily because of its potential for market leadership, the attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. The acquisition of the INSEEC Group also provides us with a solid platform for additional expansion in Europe. We plan to promote further growth of the INSEEC Group by expanding its marketing channels and adding new programs.

        The acquisition was accounted for as a purchase and, accordingly, the purchase price, including acquisition costs of approximately $1.8 million and excluding assumed debt, subject to adjustment, of approximately $17.5 million was allocated to the estimated fair values of acquired tangible and intangible assets of approximately $20.7 million and assumed liabilities of approximately $14.6 million as of February 18, 2003. Intangible assets acquired include, among others, trade names with a total estimated fair value of approximately $1.8 million.

        Based upon a preliminary purchase price allocation, goodwill of approximately $11.4 million has been recorded. We do not expect any portion of this goodwill balance to be deductible for tax purposes. Subsequent adjustments may be made to the purchase price allocation. However, we do not believe that such adjustments will be material.

        The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of February 18, 2003 (in thousands):

Current assets	$9,627
Property and equipment	9,055
Intangible assets not subject to amortization—
Trade names	1,774
Intangible asset subject to amortization
Covenant not to compete (2 year useful life)	54
Goodwill	11,386
Other assets	218

Total assets acquired	32,114

Current liabilities	11,531

Total liabilities	14,634

Net assets acquired	$17,480

Note 3—Stock-Based Compensation

        We account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") related to options issued to employees. For options issued to employees during the three months ended March 31, 2003 and 2002, no stock-based employee compensation is reflected in net income in the accompanying unaudited condensed consolidated statements of income, as all such options had an exercise price equal to the market value of the underlying common stock on the date of the grant. Had we applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the three months ended March 31, 2003 and 2002, net income and earnings per share for the periods would have been as follows:

	For the Three Months Ended March 31,
	2003	2002
	(In thousands, except per share amounts)
Net income, as reported	$19,226	$11,965
Total stock based employee compensation expense determined under fair value method for all awards, net of tax effect	(2,530)	(1,865)

Pro forma net income	$16,696	$10,100

Basic earnings per share—
As reported	$0.42	$0.27

Pro forma	$0.36	$0.23

Diluted earnings per share—
As reported	$0.40	$0.26

Pro forma	$0.35	$0.22

        The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model. The weighted average fair value of options granted during the three months ended March 31, 2003 and 2002 and assumptions used to value the options are as follows:

	For the Three Months Ended March 31,
	2003	2002
Dividend yield	—	—
Risk-free interest rate	3.0%	3.0%
Volatility	50%	50%
Expected life (in years)	4	4
Weighted average fair value of options granted	$17.65	$14.79

        The pro forma results of operations summarized above are not likely to be indicative of pro forma results that may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest, and additional awards may be granted.

        Costs associated with stock options issued to non-employees are recorded in accordance with SFAS 123.

Note 4—Comprehensive Income

        Comprehensive income, which includes net income and foreign currency translation adjustments, is as follows:

	For the Three Months Ended March 31,
	2003	2002
	(In thousands)
Net income	$19,226	$11,965
Other comprehensive income (loss) Foreign currency translation adjustment	725	(58)

Comprehensive income	$19,951	$11,907

Note 5—Weighted Average Common Shares

        The weighted average number of common shares used in determining basic and diluted net income per share for the three months ended March 31, 2003 and 2002 are as follows:

	As of March 31,
	2003	2002
	(In thousands)
Basic common shares outstanding	46,148	44,836
Common stock equivalents	1,923	2,032

Diluted common shares outstanding	48,071	46,868

Note 6—Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("Interpretation 46"). Interpretation 46 requires a company to consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Interpretation 46 is immediately effective for variable interest entities created after January 31, 2003, and effective June 15, 2003, with respect to variable interest entities created on or prior to January 31, 2003. We do not expect the adoption of Interpretation 46 to have any impact on our consolidated financial position or results of operations.

Note 7—Credit Agreements

        As of March 31, 2003, we have outstanding under our $200.0 million U.S. Credit Agreement revolving loans totaling $14.7 million and outstanding letters of credit totaling $13.8 million. As such, availability under our U.S. Credit Agreement as of March 31, 2003 is $171.5 million.

        On February 18, 2003, our Canadian subsidiaries entered into an unsecured credit agreement ("Canadian Credit Agreement") with a syndicate of financial institutions, represented by, among others, a Canadian administrative agent. Under our Canadian Credit Agreement, our Canadian subsidiaries may borrow up to the U.S. dollar equivalent of $10.0 million in Canadian dollars under a revolving credit facility. Subject to the satisfaction of certain conditions precedent under the Canadian Credit Agreement, we may prepay outstanding loans under the Canadian Credit Agreement at any time and without penalty. The stated maturity of our Canadian Credit Agreement is December 19, 2007.

        Borrowings under the Canadian Credit Agreement bear interest at variable rates per annum that are tied to the prime rate and the eurocurrency rate as follows:

  (1)
  the higher of the Canadian administrative agent's prime rate or the average rate for 30-day Canadian Dollar Banker's Acceptances plus 75 basis points, plus a specified number of basis points, ranging from 0 to 50 (based on our consolidated leverage ratio) or

  (2)
  the British Bankers Association Interest Settlement Rate for Canadian dollars, plus a specified number of basis points, ranging from 75 to 150 (based upon our consolidated leverage ratio).

        Subject to the terms of the Canadian Credit Agreement, our Canadian subsidiaries may elect which of the foregoing types of interest rates applies to a particular borrowing made under the Canadian Credit Agreement. Interest on each borrowing bearing interest at the prime rate (as specified in (1) above) is payable quarterly and at maturity. Interest on each borrowing bearing interest at the eurocurrency rate (as specified in (2) above) is payable every one, two or three months, depending on the interest period applicable to such borrowing, and at maturity.

        CEC has guaranteed repayment of our Canadian subsidiaries' obligations under the Canadian Credit Agreement. Under the Canadian Credit Agreement, our Canadian subsidiaries are limited in their ability to take certain actions, including, among other things, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring other debt in excess of specified amounts, prepaying other debt, and making certain investments. As of March 31, 2003, our Canadian subsidiaries were in compliance with the covenants of our Canadian Credit Agreement.

        As of March 31, 2003, revolving loans totaling $0.7 million are outstanding under our $10.0 million Canadian Credit Agreement. As such, availability under the Canadian Credit Agreement as of March 31, 2003 is $9.3 million.

Note 8—Merger Agreement

        On March 26, 2003, we signed a definitive merger agreement with Whitman Education Group, Inc. ("Whitman"). Under the terms of the merger agreement, we will acquire 100% of Whitman common stock for a combination of cash and CEC common stock. Whitman shareholders will receive $6.00 in cash and a to-be-determined number of shares of CEC common stock as consideration for each share of Whitman common stock owned at closing. The value of the CEC common stock consideration component will be approximately $8.25 but is subject to adjustment based on the average closing price of CEC common stock on the NASDAQ National Market for the 20-day trading period ending on, and including, the second trading day prior to the day of the closing of the merger. Based upon approximately 15.15 million shares of Whitman common stock outstanding as of May 9, 2003 and an assumed common stock exchange ratio of 0.145, which is based on the average closing market price of CEC common stock during the 20 consecutive trading days ended May 9, 2003 of approximately $57.03, we will issue approximately 2.19 million shares of CEC common stock valued at $125.0 million and pay cash consideration totaling approximately $90.9 million to the holders of Whitman common stock in connection with the merger.

        Additionally, each outstanding option to purchase Whitman common stock, whether vested or unvested, will be cancelled upon consummation of the merger and exchanged for cash equal to the positive difference, if any, between (1) the equivalent cash value of the per share merger consideration (with the portion payable in CEC common stock being valued as of the second trading day prior to the closing of the merger) and (2) the per share exercise price of the option. This cash value of the per share merger consideration will adjust in the same manner as the value of the CEC common stock component of the per share merger consideration payable to Whitman shareholders. Assuming per share merger consideration of $14.25, a weighted average exercise price of $4.43, and approximately 3.02 million options to purchase Whitman common stock outstanding as of May 9, 2003, cash consideration of approximately $29.6 million will be paid to Whitman option holders upon consummation of the merger.

        Consideration to be paid to Whitman option holders will be recorded by Whitman as compensation expense in Whitman's statement of operations prior to closing as a result of modifications to be made to Whitman's option plans in advance of the merger.

        The merger will be accounted for as a purchase. As such, the estimated purchase price of $249.5 million, including estimated acquisition costs of $4.0 million, will be allocated to the estimated fair values of assets acquired and liabilities assumed as of the merger date. We expect to finance estimated cash consideration payable to Whitman's shareholders and option holders of $120.5 million with borrowings under our U.S. Credit Agreement. Consummation of the merger is contingent upon, among other things, approval of the merger agreement by Whitman's shareholders and approval of the transaction by certain regulatory, governmental and accrediting authorities.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The discussion below contains certain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual growth, results, performance and business prospects and opportunities in 2003 and beyond could differ materially from what is expressed in, or implied by, any such forward-looking statements. See "Special Note Regarding Forward- Looking Statements" on page 23 for a discussion of risks and uncertainties that could cause or contribute to such material differences.

        The following discussion and analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and attached Notes to Unaudited Condensed Consolidated Financial Statements appearing elsewhere herein.

Background and Overview

        We are a provider of private, for-profit postsecondary education with 51 campuses throughout the United States, Canada, France, the United Kingdom and the United Arab Emirates. We also offer online programs through American InterContinental University Online, our e-learning division. Our total student population as of April 30, 2003, was approximately 54,400 students. Our schools enjoy long operating histories and offer a variety of master's degree, bachelor's degree, associate degree, and diploma programs in career-oriented disciplines within our core curricula of:

  •
  Visual Communication and Design Technologies

  •
  Information Technology

  •
  Business Studies

  •
  Culinary Arts

  •
  Health Education

        We have experienced significant growth both internally and through acquisitions. We have invested significant amounts of capital in the hiring of additional personnel and increased marketing and capital improvements at each of the schools we have acquired or opened. The increased costs of personnel and marketing are expensed as incurred and are reflected in general and administrative expenses. Additional depreciation is a result of 2002 and 2003 capital improvements.

        Our revenue increased from $176.3 million during the three months ended March 31, 2002 to $245.5 million for the same period during 2003. In addition, our net income increased from $12.0 million during the first three months of 2002 to $19.2 million during the same period in 2003. For the three months ended March 31, 2003, income from operations increased $11.2 million or 57%, to $30.9 million during 2003 from $19.7 million for the same period during 2002. Income from operations as a percentage of revenue improved from 11.2% during the first three months of 2002 to 12.6% for the same period during 2003.

        Our principal source of revenue is tuition collected from our students. The academic year is at least 30 weeks in length but varies both by individual school and program of study. The academic year is divided by term, which is determined by start dates, which vary by school and program. Payment of each term's tuition may be made by financial aid, full cash payment, or an installment payment plan. If a student withdraws from school prior to the completion of the term, we refund the portion of tuition already paid that, pursuant to our refund policy and applicable federal, state and accrediting agency standards, we are not entitled to retain. Once a student completes a certain minimum portion of the term, as defined pursuant to our refund policy and applicable federal, state and accrediting agency standards, he or she is not entitled to any refund of tuition paid. Tuition revenue and one-time fees, such as application fees, are recognized on a straight-line basis over the length of the applicable program. The portion of tuition payments received but not earned is recorded as deferred revenue.

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

        Educational services and facilities expense includes costs directly attributable to the educational activity of our schools, including salaries and benefits of faculty, academic administrators and student support personnel. Educational services and facilities expense also includes costs of educational supplies and facilities, including rents on school leases, distance learning costs, certain costs of establishing and maintaining computer laboratories, costs of student housing and owned and leased facility costs.

        General and administrative expense includes salaries and benefits of personnel in recruitment, admissions, accounting, personnel, compliance and corporate and school administration. Costs of promotion and development, advertising and production of marketing materials, and occupancy of the corporate offices and bad debt expense are also included in this expense category.

        Depreciation expense includes costs associated with the depreciation of, among other things, purchased computer laboratories, equipment, furniture and fixtures, courseware, owned facilities, and capitalized equipment leases. Depreciation is recognized using the straight-line method over the useful lives or lease terms of the related assets for financial reporting purposes and an accelerated method for income tax purposes. Amortization expense includes the amortization of intangible assets. Through December 31, 2001, goodwill related to each acquisition completed before June 30, 2001 was amortized on a straight-line basis over its estimated useful life, and goodwill related to each acquisition completed after June 30, 2001 was not amortized, in accordance with SFAS 142. Beginning January 1, 2002, pursuant to our January 1, 2002 adoption of SFAS 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization. However, goodwill and other indefinite lived intangible assets are reviewed for impairment by applying a fair-value-based test on, at least, an annual basis.

        Share of affiliate earnings represents our share of the income before provision for income taxes from our American InterContinental University campus in Dubai, United Arab Emirates. This entity is accounted for by the equity method and, therefore, is not consolidated in our results of operations.

Acquisitions

        All of our acquisitions to date were accounted for as purchases. Accordingly, in connection with each acquisition, the purchase price was allocated to the estimated fair values of all acquired tangible and intangible assets and assumed liabilities as of the date of the acquisition. As necessary, liabilities were established at the acquisition dates to provide for restructuring liabilities and certain long-term contractual obligations.

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

        The acquisition was accounted for as a purchase and, accordingly, the purchase price plus acquisition costs, subject to adjustment, of approximately $6.5 million was allocated to the estimated fair values of acquired tangible and intangible assets of approximately $3.3 million and assumed liabilities of approximately $0.9 million as of September 3, 2002. Intangible assets acquired include, among others, accreditation, licensing, and Title IV participation rights with a total estimated fair value of approximately $1.2 million and a trade name with an estimated fair value of approximately $0.5 million.

        Based upon a preliminary purchase price allocation, goodwill of approximately $4.1 million has been recorded. We do not expect any portion of this goodwill balance to be deductible for tax purposes. Subsequent adjustments may be made to the purchase price allocation. However, we do not believe that such adjustments will be material.

INSEEC Group

        On February 18, 2003, we acquired 100% of the issued and outstanding stock of Formastrat SA and its subsidiaries, also known as the INSEEC Group, for approximately $19.3 million, including assumed debt of $3.6 million, primarily with funds obtained under our U.S. Credit Agreement. We acquired the company primarily because of its potential for market leadership, the attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. The acquisition of the INSEEC Group also provides us with a solid platform for additional expansion in Europe. We plan to promote further growth of the INSEEC Group by expanding its marketing channels and adding new programs.

        The acquisition was accounted for as a purchase and, accordingly, the purchase price, including acquisition costs of approximately $1.8 million and excluding assumed debt, subject to adjustment, of approximately $17.5 million was allocated to the estimated fair values of acquired tangible and intangible assets of approximately $20.7 million and assumed liabilities of approximately $14.6 million as of February 18, 2003. Intangible assets acquired include, among others, trade names with a total estimated fair value of approximately $1.8 million.

        Based upon a preliminary purchase price allocation, goodwill of approximately $11.4 million has been recorded. We do not expect any portion of this goodwill balance to be deductible for tax purposes. Subsequent adjustments may be made to the purchase price allocation. However, we do not believe that such adjustments will be material.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to our allowance for doubtful accounts, intangible assets, the recoverability of long-lived assets, accrued liabilities, contractual obligations, revenue recognition and contingencies. Management bases its estimates on historical experience, assessment of current conditions, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and are not readily apparent from other sources. Critical accounting policies are defined as those that are reflective of significant judgments by management and uncertainties, and that could potentially result in materially different results under different assumptions and conditions. Although, historically, actual results have not deviated significantly from those determined using management's estimates, as discussed below, our consolidated financial position or results of operations could be materially different if we were to report under different conditions or using different assumptions in the application of our critical accounting policies. We believe that the following accounting policies are most critical to us, in that they represent the primary areas where financial information is subject to the application of management's estimates, assumptions and judgment in the preparation of our consolidated financial statements. The critical accounting policies discussed herein are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in the application of such principles. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result from the result derived from the application of our critical accounting policies. Our significant accounting policies are discussed in Note 3 to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 28, 2003.

Revenue Recognition

        Revenue is derived primarily from programs taught at our schools. Tuition revenue and one-time fees, such as application fees, are recognized on a straight-line basis over the length of the applicable program. Dormitory and cafeteria revenues charged to students are recognized on a straight-line basis over the term of a student's dormitory and cafeteria use. Other dormitory and cafeteria revenues are recognized upon delivery. Other revenue, such as student laptop computer sales, bookstore sales, placement revenue, restaurant revenue, rental income and contract training revenue, is recognized as services are performed or goods are delivered. The portion of payments received but not earned is recorded as deferred revenue and reflected as a current liability in our consolidated balance sheet, as such amount represents revenue that we expect to earn within the next year. Refunds are calculated and paid in accordance with applicable federal, state and accrediting agency standards and Company policy.

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

        Our historical bad debt expense as a percentage of revenue for the three months ended March 31, 2003 and 2002 was 3.8% and 3.6%, respectively.

        Because a substantial portion of our revenue is derived from Title IV Programs, any legislative or regulatory action that significantly reduces the funding available under Title IV Programs or the ability of our students or schools to participate in Title IV Programs could have a material effect on the realizability of our receivables.

Goodwill and Other Intangible Assets

        Goodwill related to each acquisition completed before June 30, 2001 has been amortized through December 31, 2001 on a straight-line basis over its estimated useful life. Goodwill related to acquisitions completed after June 30, 2001 has not been amortized, as required under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Effective January 1, 2002, pursuant to our adoption of SFAS 142, goodwill and indefinite-lived intangible assets are no longer subject to amortization. However, these assets are reviewed for impairment on, at least, an annual basis by applying a fair-value-based test.

        During the second quarter of 2002, we completed the transitional intangible asset impairment test required under SFAS 142 and, based on the results of the test, concluded that no impairment of goodwill or other indefinite lived intangible assets had occurred. Therefore, no impairment loss was recorded in connection with our adoption of SFAS 142. We have not yet completed our impairment test for 2003.

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

        Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.

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

        In connection with the preparation of our consolidated financial statements, we are required to estimate our income tax liability for each of the tax jurisdictions in which we operate. This process involves estimating our actual current income tax expense and assessing temporary differences resulting from differing treatment of certain income or expense items for income tax reporting and financial reporting purposes. We also recognize as deferred tax assets the expected future tax benefits of net operating loss carry forwards. In evaluating the realizability of deferred tax assets associated with net operating loss carry forwards, we consider, among other things, expected future taxable income, the expected timing of the reversals of existing temporary reporting differences, and the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future tax benefits. Changes in, among other things, income tax legislation, statutory income tax rates or future taxable income levels could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.

Results of Operations

        The following table summarizes our operating results as a percentage of revenue for the periods indicated.

	Three Months Ended March 31,
	2003	2002
REVENUE:
Tuition and registration fees	91.2%	90.9%
Other	8.8	9.1

Total revenue	100.0	100.0

OPERATING EXPENSES:
Educational services and facilities	37.5	38.1
General and administrative	46.1	46.1
Depreciation and amortization	3.8	4.6

Total operating expenses	87.4	88.8

Income from operations	12.6	11.2

OTHER INCOME (EXPENSE):
Interest income	0.2	0.1
Interest expense	(0.1)	(0.2)
Share of affiliate earnings	0.5	0.4

Total other income	0.6	0.3

Income before provision for income taxes	13.2	11.5
PROVISION FOR INCOME TAXES	5.4	4.7

NET INCOME	7.8%	6.8%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

        Revenue.    Tuition and registration fee revenue increased $63.8 million or 40%, from $160.2 million in the first quarter 2002 to $224.0 million in the first quarter of 2003. The increase was due primarily to a $58.0 million or 36 percentage point increase in tuition and registration fee revenue on a same-school basis (i.e., schools acquired or opened for instruction on or prior to January 1, 2002). This same-school revenue increase was attributable to an approximate 21 percentage point increase in the average student population during the first quarter of 2003 at the schools we acquired or opened for instruction on or prior to January 1, 2002, and an approximate 15 percentage point revenue increase associated with 2002 and 2003 tuition price increases and a continued shift in student enrollment mix toward higher priced programs. The remainder of the increase in tuition and registration fee revenue was due to additional revenue of $5.8 million generated by schools acquired or opened for instruction after January 1, 2002 (Orlando Culinary Academy, Brooks College—Sunnyvale, CA, Missouri College, and the INSEEC Group). This additional revenue accounted for 4 percentage points of the total 40 percentage point increase in tuition and registration fee revenue during the first quarter of 2003.

        Other revenue increased $5.5 million or 34%, from $16.0 million in the first quarter of 2002 to $21.5 million in the first quarter of 2003. This increase is attributable to an approximate $5.2 million or 33 percentage point increase in other revenue on a same-school basis, caused primarily by the increase in student population mentioned above, and additional other revenue of $0.3 million, or 1 percentage point of the total 34 percentage point increase, generated by schools acquired or opened for instruction after January 1, 2002.

        Educational Services and Facilities Expense.    Educational services and facilities expense increased $25.0 million or 37%, from $67.1 million in the first quarter of 2002 to $92.1 million in the first quarter of 2003. Approximately $22.3 million or 33 percentage points of the total increase, is attributable to schools acquired or opened on or prior to January 1, 2002. This same-school increase was due primarily to increases in variable expenses necessary to support the increase in student population mentioned above, additional student service activities designed to improve retention, an increase in curriculum development activities, and increased occupancy costs associated with facility upgrades and expansions during 2002 and 2003. Schools acquired or opened after January 1, 2002 (Brooks College—Sunnyvale, CA, Missouri College, College of Culinary Arts—Las Vegas, and the INSEEC Group) accounted for $2.7 million or 4 percentage points of the total increase in educational services and facilities expense.

        General and Administrative Expense.    General and administrative expense increased $32.0 million or 39%, from $81.3 million in the first quarter of 2002 to $113.3 million in the first quarter of 2003. Approximately $3.9 million or 5 percentage points of the total increase was attributable to schools acquired or opened after January 1, 2002, and $28.1 million or 34 percentage points of the total increase was due primarily to increased advertising, marketing and admissions activities by schools acquired or opened on or prior to January 1, 2002 in support of increased student lead, enrollment and start targets. Additionally, bad debt expense increased $2.9 million or 46%, from $6.4 million in the first quarter of 2002 to $9.3 million in the first quarter of 2003, and bad debt expense as a percentage of revenue increased from 3.6% during the first quarter of 2002 to 3.8% during the first quarter of 2003. This anticipated increase in bad debt expense as a percentage of revenue is primarily attributable to a greater number of students taking higher priced programs, which results in lower government funding available for students as a percentage of cash receipts. This requires many of our students to enter into payment arrangements with larger monthly payments and balances due that may extend beyond their scheduled graduation dates. In addition, a higher rate of attrition caused a larger portion of our receivables to be due from students who did not complete their programs. These students represent a poorer credit risk than do those who complete their programs. The increase in general and administrative expense during the first quarter of 2003 is also attributable to investments in corporate and school-level technology and infrastructure necessary to support anticipated growth and maximize operating efficiency.

        Depreciation and Amortization Expense.    Depreciation and amortization expense increased $1.1 million or 13%, from $8.1 million in the first quarter of 2002 to $9.2 million in the first quarter of 2003. Depreciation expense increased $1.2 million or 16%, from $7.7 million in the first quarter of 2002 to $8.9 million in the first quarter of 2003. This increase is primarily attributable to 2002 and 2003 capital expenditures and resulted in an increase in same-school depreciation expense of $1.0 million, or 13 percentage points of the total 16 percentage point increase, and additional depreciation expense of $0.2 million, or 3 percentage points of the total 16 percentage point increase, incurred by schools acquired or opened after January 1, 2002. Amortization expense decreased $0.1 million or 39%, from $0.4 million in the first quarter of 2002 to $0.3 million in the first quarter of 2003 due primarily to certain covenants not to complete that became fully amortized during 2002 and 2003.

        Interest Income.    Interest income increased $0.4 million or 279%, from $0.1 million in the first quarter of 2002 to $0.5 million in the first quarter of 2003, due primarily to an increase in average cash available for short-term investment purposes, offset, in part, by lower rates of interest received for invested cash.

        Interest Expense.    Interest expense during the first quarter of 2003 of $0.3 million was consistent with interest expense during the first quarter of 2002 of $0.3 million, as average debt borrowings and related interest rates were reasonably comparable between periods.

        Share of Affiliate Earnings.    Share of affiliate earnings from our minority interest in American InterContinental University in Dubai, United Arab Emirates increased $0.4 million or 58%, from $0.7 million during the first quarter of 2002 to $1.2 million during the first quarter of 2003, due primarily to an increase in the school's student population.

        Provision for Income Taxes.    Provision for income taxes increased $4.8 million or 57%, from $8.3 million in the first quarter of 2002 to $13.1 million in the first quarter of 2003, as a result of an increase in pretax income during the first quarter of 2003 of $12.0 million, offset, in part, by a reduction of our effective income tax rate from 41.0% in the first quarter of 2002 to 40.5% in the first quarter of 2003. The decrease in our effective tax rate is attributable to the impact of various tax planning strategies.

        Net Income.    Net income increased $7.3 million or 61%, from $12.0 million in the first quarter of 2002 to $19.2 million in the first quarter of 2003, due to the cumulative effect of the factors noted above.

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

        On September 3, 2002, we acquired all the issued and outstanding stock of Missouri College, Inc. The purchase price, subject to adjustment, of approximately $6.1 million was paid in cash with funds obtained under our prior credit agreement.

        On February 18, 2003, we acquired 100% of the issued and outstanding stock of Formastrat SA and its subsidiaries, also known as the INSEEC Group, for approximately $19.3 million, including assumed debt of $3.6 million, primarily with funds obtained under our U.S. Credit Agreement.

        We finance our operating activities and our internal growth primarily through cash generated from operations. We finance acquisitions primarily through funding from a combination of equity issuances, credit facility borrowings, and cash generated from operations. Net cash provided by operating activities decreased to $27.1 million during the three months ended March 31, 2003 from $36.5 million for the same period during 2002. The decrease is primarily attributable to a $2.4 million net increase in net operating assets and liabilities during the first quarter of 2003 relative to a $13.7 million net decrease in operating assets and liabilities during the first quarter of 2002 and a decrease in deferred taxes from $2.7 million during the first quarter of 2002 to $0.8 million during the first quarter of 2003, offset, in part, by an increase in net income of $7.3 million from the first quarter of 2002 to the first quarter of 2003.

        Capital expenditures increased from $13.6 million during the first quarter of 2002 to $14.3 million during the first quarter of 2003. Capital expenditures during the first quarter of 2003 included, among other things, investments in leasehold improvements in connection with new and expanded facilities and capital equipment purchases necessitated by increasing student population. Approximately 50% of our total capital expenditures during the first quarter of 2003 were made in connection with expansion projects and information system improvements in support of future growth. We expect capital expenditures to be approximately $75.0 to $80.0 million during 2003 as new schools are acquired or opened, student population increases, and current facilities and equipment are upgraded and expanded. We finance capital expenditures primarily with cash generated from operations.

        Net receivables increased $8.4 million or 10%, from $82.3 million as of December 31, 2002 to $90.7 million as of March 31, 2003. Quarterly Days Sales Outstanding (DSO) were 33 days as of March 31, 2003, which was consistent with quarterly DSO as of March 31, 2002 of 33 days and quarterly DSO as of December 31, 2002 of 33 days.

        From May 30, 1997 through December 19, 2002, we maintained a credit agreement with a consortium of banks that was amended from time to time. The amended credit agreement allowed us to borrow up to $90.0 million under a revolving credit facility and obtain up to $50.0 million in standby letters of credit. On December 19, 2002, we prepaid in full and terminated our amended credit agreement and entered into a new unsecured credit agreement (the "U.S. Credit Agreement") with a syndicate of financial institutions, represented by, among others, a U.S. administrative agent.

        Under our U.S. Credit Agreement, we may borrow up to the U.S. dollar equivalent of $200.0 million in U.S. dollars and various foreign currencies under a revolving credit facility and obtain up to the U.S. dollar equivalent of $100.0 million in standby letters of credit in U.S. dollars and various foreign currencies. Outstanding letters of credit reduce the availability of borrowings under the revolving credit facility. At any time during the three-year period after December 19, 2002, provided no default under the U.S. Credit Agreement then exists and subject to adequate subscription fulfillment, we may, upon notice to, but without the consent of, the administrative agent and the lenders, increase the revolving credit facility under our U.S. Credit Agreement up to the U.S. dollar equivalent of $275.0 million. Subject to the satisfaction of certain conditions precedent under the U.S. Credit Agreement, we may prepay outstanding loans under the U.S. Credit Agreement at any time and without penalty. The stated maturity of our U.S. Credit Agreement is December 19, 2007.

        Borrowings under the U.S. Credit Agreement bear interest at variable rates per annum that are tied to the prime rate and the eurocurrency rate as follows:

  (1)
  the higher of the U.S. administrative agent's prime rate or the federal funds rate plus 50 basis points, plus a specified number of basis points, ranging from 0 to 50 (based on our consolidated leverage ratio) or

  (2)
  the British Bankers Association Interest Settlement Rate, plus a specified number of basis points, ranging from 75 to 150 (based upon our consolidated leverage ratio).

        Subject to the terms of the U.S. Credit Agreement, we may elect which of the foregoing types of interest rates applies to a particular borrowing made under the U.S. Credit Agreement. Interest on each borrowing bearing interest at the prime rate (as specified in (1) above) is payable quarterly and at maturity. Interest on each borrowing bearing interest at the eurocurrency rate (as specified in (2) above) is payable every one, two or three months, depending on the interest period applicable to such borrowing, and at maturity.

        As of March 31, 2003, we had outstanding under our U.S. Credit Agreement revolving loans totaling $14.7 million and outstanding letters of credit totaling $13.8 million. As such, availability under our U.S. Credit Agreement as of March 31, 2003 was $171.5 million.

        Our domestic subsidiaries, jointly and severally, have guaranteed repayment of our obligations under the U.S. Credit Agreement. Under the U.S. Credit Agreement, we are limited in our ability to take certain actions, including, among other things, consummating acquisitions or mergers, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring other debt in excess of specified amounts, prepaying other debt, and making certain investments. We are also required to satisfy certain financial covenants on a periodic basis, including the maintenance of a maximum consolidated leverage ratio of 2.50:1 (during the current period), a minimum fixed charge coverage ratio of 1.50:1, a minimum level of consolidated net worth, and a minimum annual consolidated Department of Education financial responsibility composite score of 1.50. As of March 31, 2003, we were in compliance with the covenants of our U.S. Credit Agreement.

        On February 18, 2003, our Canadian subsidiaries entered into an unsecured credit agreement ("Canadian Credit Agreement") with a syndicate of financial institutions, represented by, among others, a Canadian administrative agent. Under our Canadian Credit Agreement, our Canadian subsidiaries may borrow up to the U.S. dollar equivalent of $10.0 million in Canadian dollars under a revolving credit facility. Subject to the satisfaction of certain conditions precedent under the Canadian Credit Agreement, we may prepay outstanding loans under the Canadian Credit Agreement at any time and without penalty. The stated maturity of our Canadian Credit Agreement is December 19, 2007.

        Borrowings under the Canadian Credit Agreement bear interest at variable rates per annum that are tied to the prime rate and the eurocurrency rate as follows:

  (1)
  the higher of the Canadian administrative agent's prime rate or the average rate for 30-day Canadian Dollar Banker's Acceptances plus 75 basis points, plus a specified number of basis points, ranging from 0 to 50 (based on our consolidated leverage ratio) or

  (2)
  the British Bankers Association Interest Settlement Rate for Canadian dollars, plus a specified number of basis points, ranging from 75 to 150 (based upon our consolidated leverage ratio).

        Subject to the terms of the Canadian Credit Agreement, our Canadian subsidiaries may elect which of the foregoing types of interest rates applies to a particular borrowing made under the Canadian Credit Agreement. Interest on each borrowing bearing interest at the prime rate (as specified in (1) above) is payable quarterly and at maturity. Interest on each borrowing bearing interest at the eurocurrency rate (as specified in (2) above) is payable every one, two or three months, depending on the interest period applicable to such borrowing, and at maturity.

        CEC has guaranteed repayment of our Canadian subsidiaries' obligations under the Canadian Credit Agreement. Under the Canadian Credit Agreement, our Canadian subsidiaries are limited in their ability to take certain actions, including, among other things, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring other debt in excess of specified amounts, prepaying other debt, and making certain investments. As of March 31, 2003, our Canadian subsidiaries were in compliance with the covenants of our Canadian Credit Agreement.

        As of March 31, 2003, revolving loans totaling $0.7 million were outstanding under our Canadian Credit Agreement. As such, availability under the Canadian Credit Agreement as of March 31, 2003 was $9.3 million.

        We rent most of our facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through 2023. We also finance the acquisition of certain equipment through capital lease agreements. At March 31, 2003, the principal balance of outstanding capital lease obligations was approximately $8.1 million.

        In 2001, we recorded a $5.1 million liability representing our preliminary estimate of the present value of payments due, beginning in 2008, under a pre-existing long-term contractual obligation for which we will receive no future benefit. During 2002, we recorded a purchase accounting adjustment of $4.1 million and interest accretion of $0.5 million to increase the total liability to $9.7 million.

        As of March 31, 2003, future minimum cash payments due under contractual obligations, including our credit agreements, non-cancelable operating and capital lease agreements and other arrangements, are as follows (in thousands):

	2003	2004	2005	2006	2007	2008 & Thereafter	Total
Revolving loans	$—	$—	$—	$—	$15,339	$—	$15,339
Capital lease obligations	2,919	2,394	932	598	508	1,731	9,082
Other long-term debt	361	310	—	—	—	—	671
Operating lease obligations	42,359	53,462	50,571	49,704	46,830	284,225	527,151
Long-term contractual obligations	164	652	492	—	—	9,679	10,987

Total contractual cash obligations	$45,803	$56,818	$51,995	$50,302	$62,677	$295,635	$563,230

        The United States Department of Education requires that we isolate unbilled Title IV Program funds that are collected in separate cash accounts until the students are billed for the program portion related to those Title IV Program funds. In addition, all funds transferred to our schools through electronic funds transfer program are held in a separate cash account until certain conditions are satisfied. As of March 31, 2003, the balance of such funds held in separate cash accounts is not significant. The restrictions on any cash held in these accounts have not significantly affected our ability to fund daily operations.

Special Note Regarding Forward-Looking Statements

        This Form 10-Q contains "forward-looking statements," as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that reflect our current expectations regarding our future growth, results of operations, performance and business prospects and opportunities. We have tried to use words such as "anticipate," "believe," "plan," "expect," "intend" and similar expressions to identify these forward-looking statements. These statements are based on information currently available to us and are subject to risks and uncertainties that could cause our actual growth, results of operations, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. These risks and uncertainties include the following:

  •
  our ability to comply with, and the impact of changes in, legislation and regulations that affect our ability to participate in student financial aid programs;

  •
  our ability to complete our acquisition of Whitman Education Group on a timely basis or at all;

  •
  the effect of our acquisition strategy on future operating results, including our ability to effectively integrate acquired companies, such as Whitman Education Group, into our existing operations;

  •
  the effect of general economic or business conditions;

  •
  the effect of competitive pressures in the education industry; and

  •
  the factors discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risks Related to Our Business" in our Annual Report on Form 10-K/A for our fiscal year ended December 31, 2002.

        You should not place undue reliance on forward-looking statements. Except as otherwise specifically required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements contained or incorporated by reference in this prospectus, whether as a result of new information, future events, changed circumstances or otherwise.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to the impact of interest rate changes, foreign currency fluctuations, and changes in the market value of our investments. During the first quarter of 2003, we entered into an interest rate swap agreement to effectively fix the rate of interest payable by us on certain variable-rate debt obligations. The effect of this interest rate swap agreement on our consolidated financial position or results of operations is not significant. We have entered into no other hedging arrangements to mitigate risks associated with the impact of interest rate changes, foreign currency fluctuations, or changes in the market value of our investments.

        Our most significant exposure to changes in interest rates is limited to borrowings under revolving credit agreements that bear annual interest at variable rates tied to the prime rate and the eurocurrency rate. The weighted average annual interest rate of borrowings under these credit agreements was 3.42% at March 31, 2003. In addition, at March 31, 2003, we had capital lease obligations totaling $8.1 million with a weighted average rate of 8.5%. We estimate that the book value of our debt instruments approximated their fair values as of March 31, 2003.

        We are subject to fluctuations in the value of the Canadian dollar, the Euro, and the British pound vis-à-vis the U.S. dollar. Our investment in our foreign operations as of March 31, 2003 is not significant, and the book values of the assets and liabilities of these operations at March 31, 2003 approximated their fair values.

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

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits
99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to the Sarbanes-Oxley Act of 2002
99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to the Sarbanes-Oxley Act of 2002
  (b)
  Reports on Form 8-K

    We filed a Current Report on Form 8-K on February 18, 2003 to report our acquisition of the INSEEC Group (Items 5 and 7 of Form 8-K).

    We filed a Current Report on Form 8-K on March 27, 2003 to report our signing of an Agreement and Plan of Merger on March 26, 2003 with Whitman Education Group, Inc. whereby we will acquire all of the outstanding shares of Whitman (Items 5 and 7 of Form 8-K).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION
Date: May 12, 2003	By:	/s/ JOHN M. LARSON John M. Larson Chairman, President and Chief Executive Officer (Principal Executive Officer)
Date: May 12, 2003	By:	/s/ PATRICK K. PESCH Patrick K. Pesch Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

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

Date: May 12, 2003

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

Date: May 12, 2003

/s/ PATRICK K. PESCH
Patrick K. Pesch
Chief Financial Officer

QuickLinks

INDEX
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
CAREER EDUCATION CORPORATION AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
CAREER EDUCATION CORPORATION AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CAREER EDUCATION CORPORATION AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION