Form 10-Q
period 2003-06-30
CAREER EDUCATION CORP
filed 2003-08-13
CIK 1046568

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2003
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

        As of August 8, 2003, 49,577,231 shares of the registrant's Common Stock, par value $0.01, were outstanding.

CAREER EDUCATION CORPORATION

QUARTER ENDED JUNE 30, 2003

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,284	$33,474
Receivables—
Students, net	83,732	75,498
Other, net	8,064	6,822
Inventories	8,780	7,407
Prepaid expenses and other current assets	27,734	23,278
Deferred income tax assets	4,645	2,765

Total current assets	206,239	149,244

PROPERTY AND EQUIPMENT, net	197,397	177,429
GOODWILL, net	215,233	202,920
INTANGIBLE ASSETS, net	10,965	9,524
OTHER ASSETS	43,550	47,019

TOTAL ASSETS	$673,384	$586,136

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$3,150	$30,083
Accounts payable	16,368	23,410
Accrued expenses and other current liabilities	57,609	53,811
Deferred tuition revenue	63,420	52,904

Total current liabilities	140,547	160,208

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	36,747	2,686
Long-term contractual obligations	9,679	9,679
Deferred income tax liabilities	4,350	1,616
Other	8,427	6,250

Total long-term liabilities	59,203	20,231

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding at June 30, 2003 and December 31, 2002	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized; 93,774,602 and 92,059,718 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	938	921
Additional paid-in capital	303,195	277,803
Accumulated other comprehensive income (loss)	2,588	(1,109)
Retained earnings	166,913	128,082

Total stockholders' equity	473,634	405,697

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$673,384	$586,136

The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUE:
Tuition and registration fees	$234,616	$159,901	$458,617	$320,149
Other	21,458	18,489	43,000	34,527

Total revenue	256,074	178,390	501,617	354,676

OPERATING EXPENSES:
Educational services and facilities	92,045	71,046	184,188	138,186
General and administrative	121,820	81,897	235,096	163,214
Depreciation and amortization	9,843	8,177	19,028	16,283

Total operating expenses	223,708	161,120	438,312	317,683

Income from operations	32,366	17,270	63,305	36,993

OTHER INCOME (EXPENSE):
Interest income	288	231	837	376
Interest expense	(609)	(553)	(951)	(878)
Share of affiliate earnings	905	556	2,071	1,293

Total other income	584	234	1,957	791

Income before provision for income taxes	32,950	17,504	65,262	37,784
PROVISION FOR INCOME TAXES	13,345	7,176	26,431	15,491

NET INCOME	$19,605	$10,328	$38,831	$22,293

NET INCOME PER SHARE:
Basic	$0.21	$0.11	$0.42	$0.25

Diluted	$0.20	$0.11	$0.40	$0.24

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	93,203	90,434	92,752	90,055

Diluted	97,633	94,632	96,947	94,043

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,605	$10,328	$38,831	$22,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,843	8,177	19,028	16,283
Deferred income taxes	(44)	(191)	792	2,507
Compensation expense related to stock options	160	13	173	26
Amortization of deferred financing costs	64	—	125	—
Royalty expense related to stock options	118	—	236	—
Loss on sale of property and equipment	—	724	—	724
Changes in operating assets and liabilities, net of acquisitions	5,644	10,611	3,264	24,338

Net cash provided by operating activities	35,390	29,662	62,449	66,171

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of acquired cash	—	—	(7,730)	—
Acquisition transaction costs	(215)	(248)	(1,476)	(792)
Purchases of property and equipment, net	(13,602)	(12,819)	(27,865)	(26,416)
Change in investment in affiliate	128	204	(148)	115

Net cash used in investing activities	(13,689)	(12,863)	(37,219)	(27,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	8,937	3,932	11,822	6,073
Net proceeds from (payments of) revolving loans	16,105	(17,500)	3,764	(75,500)
Payments of capital lease obligations and other long-term debt	(1,931)	(1,637)	(2,448)	(3,554)

Net cash provided by (used in) financing activities	23,111	(15,205)	13,138	(72,981)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,333	205	1,442	175

NET INCREASE (DECREASE) IN CASH AND CASH AND CASH EQUIVALENTS	46,145	1,799	39,810	(33,728)
CASH AND CASH EQUIVALENTS, beginning of period	27,139	4,148	33,474	39,675

CASH AND CASH EQUIVALENTS, end of period	$73,284	$5,947	$73,284	$5,947

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations for purchase of equipment	—	—	$145	—

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. The unaudited condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to the consolidated financial statements and notes to consolidated financial statements as of and for the year ended December 31, 2002 included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 28, 2003.

        The unaudited condensed consolidated financial statements include the accounts of Career Education Corporation ("CEC") and our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The results of operations of all acquired businesses have been consolidated for all periods subsequent to the date of acquisition.

        Bad debt expense for the three months and six months ended June 30, 2003 and 2002 is classified as a component of general and administrative expenses in the accompanying unaudited condensed consolidated statements of income. During 2002 interim periods, bad debt expense was classified as a component of net revenue. Bad debt expense for the three months and six months ended June 30, 2002 has been reclassified to conform to 2003 financial statement presentation.

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

Missouri College

        On September 3, 2002, we acquired 100% of the issued and outstanding stock of Missouri College, Inc. for approximately $6.1 million in cash with funds obtained under our prior credit agreement. The school, based in St. Louis, Missouri, provides private, for-profit, postsecondary education leading to an associate degree or a diploma in the career-oriented disciplines of health education, information technology, and business studies. We acquired the school primarily because of its potential for market leadership, the attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. In addition, the acquisition of Missouri College provides us with access to an accredited institution in St. Louis, Missouri, a geographic location in which we seek to expand, and an opportunity to broaden our core curricula into the health education field. We plan to increase the school's enrollments significantly by expanding the school's marketing capabilities and offering more programs.

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

        Based upon our purchase price allocation, goodwill of approximately $4.1 million has been recorded. We do not expect any portion of this goodwill balance to be deductible for tax purposes. Subsequent adjustments may be made to the purchase price allocation. However, we do not believe that such adjustments will be material.

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

The INSEEC Group

        On February 18, 2003, we acquired 100% of the issued and outstanding stock of Formastrat SA and its subsidiaries, also known as the INSEEC Group, for approximately $18.9 million, including assumed debt of $3.2 million, primarily with funds obtained under our U.S. Credit Agreement. We acquired the company primarily because of its potential for market leadership, the attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. The acquisition of the INSEEC Group also provides us with a solid platform for additional expansion in Europe. We plan to promote further growth of the INSEEC Group by expanding its marketing channels and adding new programs.

        The acquisition was accounted for as a purchase and, accordingly, the purchase price, including acquisition costs of approximately $1.8 million and excluding assumed debt, subject to adjustment, of approximately $17.5 million was allocated to the estimated fair values of acquired tangible and intangible assets of approximately $21.4 million and assumed liabilities of approximately $14.6 million as of February 18, 2003. Intangible assets acquired include, among others, trade names with a total estimated fair value of approximately $1.8 million.

        Based upon a preliminary purchase price allocation, goodwill of approximately $10.6 million has been recorded. We do not expect any portion of this goodwill balance to be deductible for tax purposes. Subsequent adjustments may be made to the purchase price allocation. However, we do not believe that such adjustments will be material.

        The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of February 18, 2003 (in thousands):

Current assets	$9,626
Property and equipment	9,729
Intangible assets not subject to amortization—
Trade names	1,774
Intangible asset subject to amortization
Covenant not to compete (2 year useful life)	54
Goodwill	10,632
Other assets	219

Total assets acquired	32,034

Current liabilities	10,547

Total liabilities	14,554

Net assets acquired	$17,480

Note 3—Stock-Based Compensation

        We account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") related to options issued to employees. For options issued to employees during the three months and six months ended June 30, 2003 and 2002, no stock-based employee compensation is reflected in net income in the accompanying unaudited condensed consolidated statements of income, as all such options had an exercise price equal to the market value of the underlying common stock on the date of the grant. Had we applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the three months and six months ended June 30, 2003 and 2002, net income and earnings per share for the periods would have been as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share amounts)
Net income, as reported	$19,605	$10,328	$38,831	$22,293
Total stock based employee compensation expense determined under fair value method for all awards, net of tax effect	2,956	1,881	5,486	3,746

Pro forma net income	$16,649	$8,447	$33,345	18,547

Basic earnings per share—
As reported	$0.21	$0.11	$0.42	$0.25

Pro forma	$0.18	$0.09	$0.36	$0.21

Diluted earnings per share—
As reported	$0.20	$0.11	$0.40	$0.24

Pro forma	$0.17	$0.09	$0.34	$0.20

        The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model. The weighted average fair value of options granted during the three months and six months ended June 30, 2003 and 2002 and assumptions used to value the options are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Dividend yield	—	—	—	—
Risk-free interest rate	3.0%	3.0%	3.0%	3.0%
Volatility	50%	50%	50%	50%
Expected life (in years)	4	4	4	4
Weighted average fair value of options granted	$12.34	$9.27	$10.10	$9.00

        The pro forma results of operations summarized above are not likely to be indicative of pro forma results that may be expected in future years because options vest over several years, pro forma compensation expense is recognized as the options vest, and additional awards may be granted.

        Costs associated with stock options issued to non-employees are recorded in accordance with SFAS 123.

Note 4—Comprehensive Income

        Comprehensive income, which includes net income and foreign currency translation adjustments, for the six months ended June 30, 2003 and 2002 is as follows:

	For the Six Months Ended June 30,
	2003	2002
	(In thousands)
Net income	$38,831	$22,293
Other comprehensive income:
Foreign currency translation adjustment	3,697	532

Comprehensive income	$42,528	$22,825

Note 5—Weighted Average Common Shares

        The weighted average number of common shares used in determining basic and diluted net income per share for the three months and six months ended June 30, 2003 and 2002 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Basic common shares outstanding	93,203	90,434	92,752	90,055
Common stock equivalents	4,430	4,198	4,195	3,988

Diluted common shares outstanding	97,633	94,632	96,947	94,043

Note 6—Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("Interpretation 46"). Interpretation 46 requires a company to consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Interpretation 46 was immediately effective for variable interest entities created after January 31, 2003, and effective June 15, 2003, with respect to variable interest entities created on or prior to January 31, 2003. We do not expect the adoption of Interpretation 46 to have any impact on our consolidated financial position or results of operations.

Note 7—Credit Agreements

        As of June 30, 2003, we have outstanding under our $200.0 million U.S. Credit Agreement revolving loans totaling $30.5 million and outstanding letters of credit totaling $13.5 million. As such, availability under our U.S. Credit Agreement as of June 30, 2003 is $156.0 million.

        As of June 30, 2003, we have outstanding under our $10.0 million Canadian Credit Agreement revolving loans totaling $0.4 million. As such, availability under our Canadian Credit Agreement as of June 30, 2003 is $9.6 million.

Note 8—Stock Split

        On July 22, 2003, we announced a 2-for-1 stock split to be affected in the form of a stock dividend. The dividend will be paid on or about August 22, 2003 to shareholders of record on August 5, 2003. All share and per share amounts in the accompanying unaudited condensed consolidated financial statements and notes thereto have been retroactively adjusted to reflect this stock dividend.

Note 9—Subsequent Events

Whitman Education Group, Inc.

        On July 1, 2003, we acquired 100% of the issued and outstanding stock of Whitman Education Group, Inc. ("Whitman") for approximately $268.2 million in cash and stock. Whitman is a proprietary provider of career-oriented postsecondary education. Through three wholly-owned subsidiaries, Whitman operates 22 schools in 13 states that offer a range of graduate, undergraduate and non-degree certificate and diploma programs primarily in the fields of health education, information technology and business studies. In connection with the acquisition, Whitman shareholders received an aggregate of approximately 4.4 million shares of our common stock (0.276 shares of our common stock for each share of Whitman common stock owned at closing) and approximately $95.4 million in cash ($6.00 for each share of Whitman common stock owned at closing). We acquired Whitman primarily because of its schools' potential for market leadership, the attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. Our acquisition of Whitman also allows us to significantly enhance our position in the health education field and further expand our presence in the fields of information technology and business studies. We plan to increase the schools' enrollments significantly by expanding the schools' marketing capabilities, entering new geographic markets, augmenting program offerings, and expanding Whitman's regionally accredited online learning platform.

        Additionally, each outstanding option to purchase Whitman common stock, whether vested or unvested, was cancelled by Whitman upon consummation of the acquisition and exchanged for cash equal to the positive difference, if any, between (1) the equivalent cash value of the per share consideration of approximately $14.82 and (2) the per share exercise price of the option in accordance with Whitman's option plan and the purchase agreement. Cash consideration of approximately $23.9 million was paid to Whitman option holders.

        Cash consideration paid to Whitman shareholders and option holders of approximately $119.3 million was funded primarily with borrowings under our U.S. Credit Agreement.

        The acquisition will be accounted for as a purchase. We are currently in the process of allocating the estimated purchase price of $248.9 million, including acquisition costs of approximately $4.5 million and excluding cash consideration paid to Whitman option holders of $23.9 million, to the estimated fair values of assets acquired and liabilities assumed as of the acquisition date. The cash consideration paid to Whitman option holders was recorded as a liability on Whitman's balance sheet prior to the acquisition.

Western School of Health and Business Careers

        On August 5, 2003, we acquired certain assets and assumed certain liabilities of Western School of Health and Business Careers ("Western") for approximately $8.0 million. The portion of the purchase price, subject to adjustment, due at closing of approximately $4.0 million was paid primarily with funds obtained under our U.S. Credit Agreement. The remainder of the purchase price is payable upon approval of the acquisition by the United States Department of Education, which is expected to occur within 90 days of the acquisition date. Western, based in Pittsburgh, Pennsylvania, provides private, for-profit, postsecondary education leading to an associate degree or a diploma in the career-oriented disciplines of health education and business studies. We acquired Western primarily because of its potential for market leadership, the attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. Our acquisition of Western also expands our national presence in the health education field. We plan to increase the school's enrollments significantly by enhancing the school's marketing capabilities and augmenting program offerings.

        The acquisition will be accounted for as a purchase. We are currently in the process of allocating the estimated purchase price of $8.5 million, including acquisition costs of approximately $0.5 million, to the estimated fair values of assets acquired and liabilities assumed as of the acquisition date.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The discussion below contains certain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual growth, results, performance and business prospects and opportunities in 2003 and beyond could differ materially from what is expressed in, or implied by, any such forward-looking statements. See "Special Note Regarding Forward- Looking Statements" on page 26 for a discussion of risks and uncertainties that could cause or contribute to such material differences.

        The following discussion and analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and attached Notes to Unaudited Condensed Consolidated Financial Statements appearing elsewhere herein.

        All share and per share amounts in the following discussion and analysis have been retroactively adjusted to reflect the planned August 2003 2-for-1 stock split to be affected in the form of a stock dividend.

Background and Overview

        We are a provider of private, for-profit, postsecondary education with 75 campuses throughout the United States, Canada, France, the United Kingdom and the United Arab Emirates. We also offer online programs through our e-learning division, which includes American InterContinental University Online ("AIU Online") and Colorado Technical University Online. Our total student population as of July 31, 2003 was approximately 62,000 students. Our schools enjoy long operating histories and offer a variety of doctoral degree, master's degree, bachelor's degree, associate degree, and diploma programs in career-oriented disciplines within our core curricula of:

  •
  Visual Communication and Design Technologies

  •
  Information Technology

  •
  Business Studies

  •
  Culinary Arts

  •
  Health Education

        We have experienced significant growth both internally and through acquisitions. We have invested significant amounts of capital in the hiring of additional personnel and increased marketing and capital improvements at each of the schools we have acquired or opened. The increased costs of personnel and marketing are expensed as incurred and are reflected in general and administrative expenses. Additional depreciation is a result of 2002 and 2003 capital expenditures and property and equipment acquired in connection with business combinations.

        Our revenue increased from $354.7 million during the six months ended June 30, 2002 to $501.6 million for the same period during 2003 and from $178.4 million during the second quarter of 2002 to $256.1 million during the second quarter of 2003. In addition, our net income increased from $22.3 million during the first six months of 2002 to $38.8 million during the same period in 2003 and from $10.3 million during the second quarter of 2002 to $19.6 million during the second quarter of 2003. For the six months ended June 30, 2003, income from operations increased $26.3 million or 71%, to $63.3 million from $37.0 million for the same period during 2002. During the second quarter of 2003, income from operations increased $15.1 million or 87%, to $32.4 million from $17.3 million for the same period during 2002. Income from operations as a percentage of revenue improved from 10.4% during the first six months of 2002 to 12.6% for the same period during 2003 and from 9.7% during the second quarter of 2002 to 12.6% during the second quarter of 2003. A significant portion of our increases in revenue and income from operations and our improvement in income from operations as a percentage of revenue improvement during the three months and six months ended June 30, 2003 is attributable to the growth and continued maturation of AIU Online, whose operating margin percentage is higher than those of our campus-based schools.

        Our principal source of revenue is tuition collected from our students. The academic year is at least 30 weeks in length but varies both by individual school and program of study. The academic year is divided by term, which is determined by start dates, which vary by school and program. Payment of each term's tuition may be made by financial aid, full cash payment, an installment payment plan, or a combination thereof. If a student withdraws from school prior to the completion of the term, we refund the portion of tuition already paid that, pursuant to our refund policy and applicable federal, state and accrediting agency standards, we are not entitled to retain. Once a student completes a certain minimum portion of the term, as defined pursuant to our refund policy and applicable federal, state and accrediting agency standards, he or she is not entitled to any refund of tuition paid. Tuition revenue and one-time fees, such as application fees, are recognized on a straight-line basis over the length of the applicable program. The portion of tuition payments received but not earned is recorded as deferred revenue.

        Our schools charge tuition at varying amounts, depending not only on the particular school but also upon the type of program and the specific curriculum. On average, our schools increase tuition one or more times annually.

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

        Educational services and facilities expense includes costs directly attributable to the educational activity of our schools, including salaries and benefits of faculty, academic administrators and student support personnel. Educational services and facilities expense also includes costs of educational supplies and facilities, including rents on school leases, distance learning costs, certain costs of establishing and maintaining computer laboratories, costs of student housing and owned and leased facility costs. Royalty fees paid to Le Cordon Bleu and student tuition financing costs are also included in this expense category.

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

        Based upon our purchase price allocation, goodwill of approximately $4.1 million has been recorded. We do not expect any portion of this goodwill balance to be deductible for tax purposes. Subsequent adjustments may be made to the purchase price allocation. However, we do not believe that such adjustments will be material.

INSEEC Group

        On February 18, 2003, we acquired 100% of the issued and outstanding stock of Formastrat SA and its subsidiaries, also known as the INSEEC Group, for approximately $18.9 million, including assumed debt of $3.2 million, primarily with funds obtained under our U.S. Credit Agreement. We acquired the company primarily because of its potential for market leadership, the attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. The acquisition of the INSEEC Group also provides us with a solid platform for additional expansion in Europe. We plan to promote further growth of the INSEEC Group by expanding its marketing channels and adding new programs.

        The acquisition was accounted for as a purchase and, accordingly, the purchase price, including acquisition costs and excluding assumed debt, subject to adjustment, of approximately $17.5 million was allocated to the estimated fair values of acquired tangible and intangible assets of approximately $21.4 million and assumed liabilities of approximately $14.6 million as of February 18, 2003. Intangible assets acquired include, among others, trade names with a total estimated fair value of approximately $1.8 million.

        Based upon a preliminary purchase price allocation, goodwill of approximately $10.6 million has been recorded. We do not expect any portion of this goodwill balance to be deductible for tax purposes. Subsequent adjustments may be made to the purchase price allocation. However, we do not believe that such adjustments will be material.

Whitman Education Group, Inc.

        On July 1, 2003, we acquired 100% of the issued and outstanding stock of Whitman Education Group, Inc for approximately $268.2 million in cash and stock. Whitman is a proprietary provider of career-oriented postsecondary education. Through three wholly-owned subsidiaries, Whitman operates 22 schools in 13 states that offer a range of graduate, undergraduate and non-degree certificate and diploma programs primarily in the fields of health education, information technology and business studies. In connection with the acquisition, Whitman shareholders received an aggregate of approximately 4.4 million shares of our common stock (0.276 shares of our common stock for each share of Whitman common stock owned at closing) and approximately $95.4 million in cash ($6.00 for each share of Whitman common stock owned at closing). We acquired Whitman primarily because of its schools' potential for market leadership, the attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. Our acquisition of Whitman also allows us to significantly enhance our position in the health education field and further expand our presence in the fields of information technology and business studies. We plan to increase the schools' enrollments significantly by expanding the schools' marketing capabilities, entering new geographic markets, augmenting program offerings, and expanding Whitman's regionally accredited online learning platform.

        Additionally, each outstanding option to purchase Whitman common stock, whether vested or unvested, was cancelled by Whitman upon consummation of the acquisition and exchanged for cash equal to the positive difference, if any, between (1) the equivalent cash value of the per share consideration of approximately $14.82 and (2) the per share exercise price of the option in accordance with Whitman's option plan and the purchase agreement. Cash consideration of approximately $23.9 million was paid to Whitman option holders.

        Cash consideration paid to Whitman shareholders and option holders of approximately $119.3 million was funded primarily with borrowings under our U.S. Credit Agreement.

        The acquisition will be accounted for as a purchase. We are currently in the process of allocating the estimated purchase price of $248.9 million, including acquisition costs of approximately $4.5 million and excluding cash consideration paid to Whitman option holders of $23.9 million, to the estimated fair values of assets acquired and liabilities assumed as of the acquisition date. The cash consideration paid to Whitman option holders was recorded as a liability on Whitman's balance sheet prior to the acquisition.

Western School of Health and Business Careers

        On August 5, 2003, we acquired certain assets and assumed certain liabilities of Western School of Health and Business Careers for approximately $8.0 million. The portion of the purchase price, subject to adjustment, due at closing of approximately $4.0 million was paid primarily with funds obtained under our U.S. Credit Agreement. The remainder of the purchase price is payable upon approval of the acquisition by the United States Department of Education, which is expected to occur within 90 days of the acquisition date. Western, based in Pittsburgh, Pennsylvania, provides private, for-profit, postsecondary education leading to an associate degree or a diploma in the career-oriented disciplines of health education and business studies. We acquired Western primarily because of its potential for market leadership, the attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. Our acquisition of Western also expands our national presence in the health education field. We plan to increase the school's enrollments significantly by enhancing the school's marketing capabilities and augmenting program offerings.

        The acquisition will be accounted for as a purchase. We are currently in the process of allocating the estimated purchase price of $8.5 million, including acquisition costs of approximately $0.5 million, to the estimated fair values of assets acquired and liabilities assumed as of the acquisition date.

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

Revenue Recognition

        Revenue is derived primarily from programs taught at our schools or online. Tuition revenue and one-time fees, such as application fees, are recognized on a straight-line basis over the length of the applicable period of instruction. Dormitory and cafeteria revenues charged to students are recognized on a straight-line basis over the term of a student's dormitory and cafeteria use. Other dormitory and cafeteria revenues are recognized upon delivery. Other revenue, such as student laptop computer sales, bookstore sales, placement revenue, restaurant revenue, rental income and contract training revenue, is recognized as services are performed or goods are delivered. The portion of payments received but not earned is recorded as deferred revenue and reflected as a current liability in our consolidated balance sheet, as such amount represents revenue that we expect to earn within the next year. Refunds are calculated and paid in accordance with applicable federal, state and accrediting agency standards and company policy.

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

        Our historical bad debt expense as a percentage of revenue for the three months ended June 30, 2003 and 2002 was 3.9% and 3.6%, respectively.

        Because a substantial portion of our revenue is derived from Title IV Programs, any legislative or regulatory action that significantly reduces the funding available under Title IV Programs or the ability of our students or schools to participate in Title IV Programs could have a material adverse effect on the realizability of our receivables.

Goodwill and Other Intangible Assets

        Goodwill related to each acquisition completed before June 30, 2001, has been amortized through December 31, 2001 on a straight-line basis over its estimated useful life. Goodwill related to acquisitions completed after June 30, 2001 has not been amortized, as required under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Effective January 1, 2002, pursuant to our adoption of SFAS 142, goodwill and indefinite-lived intangible assets are no longer subject to amortization. However, these assets are reviewed for impairment on, at least, an annual basis by applying a fair-value-based test.

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

Results of Operations

        The following table summarizes our operating results as a percentage of revenue for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUE:
Tuition and registration fees, net	91.6%	89.6%	91.4%	90.3%
Other, net	8.4	10.4	8.6	9.7

Total net revenue	100.0	100.0	100.0	100.0

OPERATING EXPENSES:
Educational services and facilities	35.9	39.8	36.7	39.0
General and administrative	47.6	45.9	46.9	46.0
Depreciation and amortization	3.9	4.6	3.8	4.6

Total operating expenses	87.4	90.3	87.4	89.6

Income from operations	12.6	9.7	12.6	10.4
OTHER INCOME (EXPENSE):
Interest income	0.1	0.1	0.2	0.1
Interest expense	(0.2)	(0.3)	(0.2)	(0.2)
Share of affiliate earnings	0.4	0.3	0.4	0.4

Total other income	0.3	0.1	0.4	0.3

Income before provision for income taxes	12.9	9.8	13.0	10.7
PROVISION FOR INCOME TAXES	5.2	4.0	5.3	4.4

NET INCOME	7.7%	5.8%	7.7%	6.3%

Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002

        Revenue.    Tuition and registration fee revenue increased $74.7 million or 47%, from $159.9 million in the second quarter of 2002 to $234.6 million in the second quarter of 2003. The increase was due primarily to a $65.8 million or 41 percentage point increase in tuition and registration fee revenue on a same-school basis (i.e., schools acquired or opened on or prior to April 1, 2002). This same-school revenue increase was attributable to an approximate 23 percentage point increase in the average student population during the second quarter of 2003 at the schools we acquired or opened on or prior to April 1, 2002, and an approximate 18 percentage point revenue increase associated with 2002 and 2003 tuition price increases and a continued shift in student enrollment mix toward higher priced programs. Approximately $26.6 million of our same-school revenue growth during the second quarter of 2003 is attributable to the revenue growth of AIU Online. The remainder of the $74.7 million increase in tuition and registration fee revenue was due to additional revenue of $8.9 million generated by schools acquired or opened for instruction after April 1, 2002 (Brooks College—Sunnyvale, CA, Missouri College, and the INSEEC Group). This additional revenue accounted for 6 percentage points of the total 47 percentage point increase in tuition and registration fee revenue during the second quarter of 2003.

        For the six months ended June 30, 2003, tuition and registration fee revenue increased $138.5 million or 43%, from $320.1 to $458.6 million, due primarily to an approximate $124.2 million or 39 percentage point increase in tuition and registration fee revenue earned by schools acquired or opened on or before January 1, 2002. Approximately $43.8 million of this same-school revenue growth during the first six months of 2003 is attributable to the revenue growth of AIU Online. The remainder of the increase in tuition and registration fee revenue was due to additional revenue of $14.3 million generated by schools acquired or opened for instruction after January 1, 2002. This additional revenue accounted for 4 percentage points of the total 43 percentage point increase in tuition and registration fee revenue during the six months ended June 30, 2003.

        Other revenue increased $3.0 million or 16%, from $18.5 million in the second quarter of 2002 to $21.5 million in the second quarter of 2003. This increase is attributable to an approximate $2.6 million or 14 percentage point increase in other revenue on a same-school basis, caused primarily by the increase in student population mentioned above, and additional other revenue of $0.4 million, or 2 percentage points of the total 16 percentage point increase, generated by schools acquired or opened for instruction after April 1, 2002.

        For the six months ended June 30, 2003, other revenue increased $8.5 million or 25%, from $34.5 million during the fist six months of 2002 to $43.0 million. This increase is due to an approximate $7.8 million or 23 percentage point increase in other revenue on a same-school basis and additional other revenue of $0.7 million, or 2 percentage points of the total 25 percentage point increase, generated by schools acquired or opened for instruction after January 1, 2002.

        Educational Services and Facilities Expense.    Educational services and facilities expense increased $21.0 million or 30%, from $71.0 million in the second quarter of 2002 to $92.0 million in the second quarter of 2003. Approximately $17.5 million or 25 percentage points of the total increase is attributable to schools acquired or opened on or prior to April 1, 2002. This same-school increase was due primarily to increases in variable expenses necessary to support the increase in student population mentioned above, additional student service activities designed to improve retention, an increase in curriculum development activities, and increased occupancy costs associated with facility upgrades and expansions during 2002 and 2003. Schools acquired or opened after April 1, 2002 (Brooks College—Sunnyvale, CA, Missouri College, College of Culinary Arts—Las Vegas, IADT—Detroit, AIU—Houston, Atlanta Culinary, and the INSEEC Group) accounted for $3.5 million or 5 percentage points of the total increase in educational services and facilities expense.

        For the six months ended June 30, 2003, educational services and facilities expense increased $46.0 million or 33%, from $138.2 million during the first six months of 2002 to $184.2 million, due to a same-school increase of $39.9 million or 29 percentage points and additional educational service and facilities expense of $6.1 million, or 4 percentage points of the total 33 percentage point increase, incurred by schools acquired or opened after January 1, 2002.

        General and Administrative Expense.    General and administrative expense increased $39.9 million or 49%, from $81.9 million in the second quarter of 2002 to $121.8 million in the second quarter of 2003. Approximately $34.4 million or 42 percentage points of the total increase was due primarily to increased advertising, marketing and admissions activities by schools acquired or opened on or prior to April 1, 2002 in support of increased student lead, enrollment and start targets and investments in corporate and school-level technology and infrastructure necessary to support anticipated growth and maximize operating efficiency. Approximately $5.5 million or 7 percentage points of the total increase was attributable to expenses incurred by schools acquired or opened after April 1, 2002. Bad debt expense increased $3.7 million or 57%, from $6.4 million in the second quarter of 2002 to $10.0 million in the second quarter of 2003, and bad debt expense as a percentage of revenue increased from 3.6% during the second quarter of 2002 to 3.9% during the second quarter of 2003. This anticipated increase in bad debt expense as a percentage of revenue is primarily attributable to a greater number of students taking higher priced programs, which results in lower government funding available for students as a percentage of cash receipts. This requires many of our students to enter into payment arrangements with larger monthly payments and balances due that may extend beyond their scheduled graduation dates. In addition, a higher rate of attrition caused a larger portion of our receivables to be due from students who did not complete their programs. These students represent a greater credit risk than do those who complete their programs.

        For the six months ended June 30, 2003, general and administrative expense increased $71.9 million or 44%, from $163.2 million during the fist six months of 2002 to $235.1 million, due to a same-school increase of $62.7 million or 38 percentage points and additional general and administrative expense of $9.2 million, or 6 percentage points of the total 44 percentage point increase, incurred by schools acquired or opened after January 1, 2002. Bad debt expense as a percentage of gross school revenue increased from 3.6% during the six months ended June 30, 2002 to 3.9% during the six months ended June 30, 2003 due primarily to the reasons discussed above.

        Depreciation and Amortization Expense.    Depreciation and amortization expense increased $1.7 million or 20%, from $8.2 million in the second quarter of 2002 to $9.8 million in the second quarter of 2003. Depreciation expense increased $1.8 million or 23%, from $7.8 million in the second quarter of 2002 to $9.6 million in the second quarter of 2003. This increase is primarily attributable to 2002 and 2003 capital expenditures and resulted in an increase in same-school depreciation expense of $1.4 million, or 18 percentage points of the total 23 percentage point increase, and additional depreciation expense of $0.4 million, or 5 percentage points of the total 23 percentage point increase, incurred by schools acquired or opened after April 1, 2002. Amortization expense decreased $0.1 million or 34%, from $0.4 million in the second quarter of 2002 to $0.3 million in the second quarter of 2003 due primarily to certain covenants not to compete that became fully amortized during 2002 and 2003.

        For the six months ended June 30, 2003, depreciation and amortization expense increased $2.7 million or 17%, from $16.3 million during the first six months of 2002 to $19.0 million. Depreciation expense increased by $3.0 million or 20%, from $15.4 million during the first six months of 2002 to $18.5 million for the same period during 2003, due to same-school depreciation growth of $2.4 million and additional depreciation expense of $0.6 million incurred by schools acquired or opened after January 1, 2002. Amortization expense decreased $0.3 million or 36%, from $0.8 million during the first six months of 2002 to $0.5 million for the same period during 2003.

        Interest Income.    Interest income increased $0.1 million or 25%, from $0.2 million in the second quarter of 2002 to $0.3 million in the second quarter of 2003, due primarily to an increase in average cash available for short-term investment purposes, offset, in part, by lower rates of interest received for invested cash.

        For the six months ended June 30, 2003, interest income increased $0.5 million or 123%, from $0.4 million during the first six months of 2002 to $0.8 million, due primarily to an increase in cash available for short-term investment purposes, offset, in part, by generally lower interest rates paid on investment balances.

        Interest Expense.    Interest expense during the second quarter of 2003 of $0.6 million was consistent with interest expense during the second quarter of 2002 of $0.6 million, as average debt borrowings and related interest rates were reasonably comparable between periods.

        For the six months ended June 30, 2003, interest expense increased $0.1 million or 8%, from $0.9 million during the first six months of 2002 to $1.0 million.

        Share of Affiliate Earnings.    Share of affiliate earnings from our minority interest in American InterContinental University in Dubai, United Arab Emirates increased $0.3 million or 63%, from $0.6 million during the second quarter of 2002 to $0.9 million during the second quarter of 2003, due primarily to an increase in the school's student population.

        For the six months ended June 30, 2003, share of affiliate earnings increased $0.8 million or 60%, from $1.3 million during the first six months of 2002 to $2.1 million.

        Provision for Income Taxes.    Provision for income taxes increased $6.2 million or 86%, from $7.2 million in the second quarter of 2002 to $13.3 million in the second quarter of 2003, as a result of an increase in pretax income during the second quarter of 2003 of $15.4 million, offset, in part, by a reduction of our effective income tax rate from 41.0% in the second quarter of 2002 to 40.5% in the second quarter of 2003. The decrease in our effective tax rate is attributable to the impact of various tax planning strategies.

        For the six months ended June 30, 2003, the provision for income taxes increased $10.9 million or 71%, from $15.5 million during the first six months of 2002 to $26.4 million, due to an increase in pretax income during the first six months of 2003 of $27.5 million, offset, in part, by the reduction of our effective income tax rate discussed above..

        Net Income.    Net income increased $9.3 million or 90%, from $10.3 million in the first quarter of 2002 to $19.6 million in the second quarter of 2003, due to the cumulative effect of the factors noted above.

        For the six months ended June 30, 2003, net income increased $16.5 million or 74%, from $22.3 million during the first six months of 2002 to $38.8 million, due to the cumulative effect of the factors noted above.

        A significant portion of our net income growth during the three months and six months ended June 30, 2003 is attributable to the net income growth of AIU Online.

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

        On September 3, 2002, we acquired all the issued and outstanding stock of Missouri College, Inc. The purchase price of approximately $6.1 million was paid in cash with funds obtained under our prior credit agreement.

        On February 18, 2003, we acquired 100% of the issued and outstanding stock of Formastrat SA and its subsidiaries, also known as the INSEEC Group, for approximately $18.9 million, including assumed debt of $3.2 million, primarily with funds obtained under our U.S. Credit Agreement.

        On July 1, 2003, we acquired 100% of the issued and outstanding stock of Whitman Education Group, Inc. for approximately $268.2 million. The cash portion of the purchase price of approximately $119.3 million and cash consideration paid to Whitman option holders of approximately $23.9 million was paid primarily with funds obtained under our U.S. Credit Agreement. Whitman shareholders also received an aggregate of approximately 4.4 million shares of our common stock in connection with the transaction.

        On August 5, 2003, we acquired certain assets and assumed certain liabilities of Western School of Health and Business Careers for approximately $8.0 million. The portion of the purchase price, subject to adjustment, due at closing of approximately $4.0 million was paid primarily with funds obtained under our U.S. Credit Agreement. The remainder of the purchase price is payable upon approval of the acquisition by the United States Department of Education, which is expected to occur within 90 days of the acquisition date.

        We finance our operating activities and our internal growth primarily through cash generated from operations. We finance acquisitions primarily through funding from a combination of equity issuances, credit facility borrowings, and cash generated from operations. Net cash provided by operating activities decreased to $62.5 million during the six months ended June 30, 2003 from $66.2 million for the same period during 2002. This decrease is primarily attributable to a $3.3 million decrease in net operating assets and liabilities during the six months ended June 30, 2003 relative to a $26.3 million decrease in net operating assets and liabilities during the six months ended June 30, 2002, offset, in part, by a $16.5 million increase in net income and a $2.7 million increase in depreciation and amortization.

        Net cash provided by operating activities increased from $29.7 million during the second quarter of 2002 to $35.4 million during the second quarter of 2003. The increase is primarily attributable to a $9.3 million increase in net income and a $1.7 million increase in depreciation and amortization, offset, in part, by a $10.6 million decrease in net operating assets during the second quarter of 2002 relative to a $5.6 million decrease in net operating assets during the second quarter of 2003.

        Capital expenditures increased from $26.4 million during the first six months of 2002 to $27.9 million during the first six months of 2003. Capital expenditures during the first six months of 2003 included, among other things, investments in leasehold improvements in connection with new and expanded facilities and capital equipment purchases necessitated by increasing student population. Approximately 50% of our total capital expenditures during the first six months of 2003 were made in connection with expansion projects and information system improvements in support of future growth. We expect capital expenditures to be approximately $80.0 to $85.0 million during 2003 as new schools are acquired or opened, student population increases, and current facilities and equipment are upgraded and expanded. We finance capital expenditures primarily with cash generated from operations.

        Net receivables increased $9.5 million or 12%, from $82.3 million as of December 31, 2002 to $91.8 million as of June 30, 2003. Quarterly Days Sales Outstanding (DSO) were 33 days as of June 30, 2003, which represented a one day decrease from quarterly DSO as of June 30, 2002 of 34 days.

        From May 30, 1997 through December 19, 2002, we maintained a credit agreement with a consortium of banks that was amended from time to time. The amended credit agreement allowed us to borrow up to $90.0 million under a revolving credit facility and obtain up to $50.0 million in standby letters of credit. On December 19, 2002, we paid in full and terminated our amended credit agreement and entered into a new unsecured credit agreement (the "U.S. Credit Agreement") with a syndicate of financial institutions, represented by, among others, a U.S. administrative agent.

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

        As of June 30, 2003, we had outstanding under our U.S. Credit Agreement revolving loans totaling $30.5 million and outstanding letters of credit totaling $13.5 million. As such, availability under our U.S. Credit Agreement as of June 30, 2003 was $156.0 million.

        Our domestic subsidiaries, jointly and severally, have guaranteed repayment of our obligations under the U.S. Credit Agreement. Under the U.S. Credit Agreement, we are limited in our ability to take certain actions, including, among other things, consummating acquisitions or mergers, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring other debt in excess of specified amounts, prepaying other debt, and making certain investments. We are also required to satisfy certain financial covenants on a periodic basis, including the maintenance of a maximum consolidated leverage ratio of 2.50:1 (during the current period), a minimum fixed charge coverage ratio of 1.50:1, a minimum level of consolidated net worth, and a minimum annual consolidated Department of Education financial responsibility composite score of 1.50. As of June 30, 2003, we were in compliance with the covenants of our U.S. Credit Agreement.

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

        CEC has guaranteed repayment of our Canadian subsidiaries' obligations under the Canadian Credit Agreement. Under the Canadian Credit Agreement, our Canadian subsidiaries are limited in their ability to take certain actions, including, among other things, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring other debt in excess of specified amounts, prepaying other debt, and making certain investments. As of June 30, 2003, our Canadian subsidiaries were in compliance with the covenants of our Canadian Credit Agreement.

        As of June 30, 2003, we had outstanding under our Canadian Credit Agreement revolving loans totaling $0.4 million. As such, availability under our Canadian Credit Agreement as of June 30, 2003 was $9.6 million.

        We rent most of our facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through 2023. We also finance the acquisition of certain equipment through capital lease agreements. At June 30, 2003, the principal balance of outstanding capital lease obligations was approximately $7.1 million.

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

        As of June 30, 2003, future minimum cash payments due under contractual obligations, including our credit agreements, non-cancelable operating and capital lease agreements and other arrangements, are as follows (in thousands):

	2003	2004	2005	2006	2007	2008 & Thereafter	Total
Revolving loans	$—	$—	$—	$—	$30,859	$—	$30,859
Capital lease obligations	1,824	2,311	886	599	576	2,197	8,393
Other long-term debt	287	196	—	—	—	—	483
Operating lease obligations	30,912	61,809	59,374	59,163	56,876	379,103	647,237
Long-term contractual obligations	173	706	533	—	—	9,679	11,091

Total contractual cash obligations	$33,196	$65,022	$60,793	$59,762	$88,311	$390,979	$698,063

        The United States Department of Education requires that we isolate unbilled Title IV Program funds that are collected in separate cash accounts until the students are billed for the program portion related to those Title IV Program funds. In addition, all funds transferred to our schools through electronic funds transfer program are held in a separate cash account until certain conditions are satisfied. As of June 30, 2003, the balance of such funds held in separate cash accounts is not significant. The restrictions on any cash held in these accounts have not significantly affected our ability to fund daily operations.

Special Note Regarding Forward-Looking Statements

        This Form 10-Q contains "forward-looking statements," as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934, that reflect our current expectations regarding our future growth, results of operations, performance and business prospects and opportunities. We have tried to use words such as "anticipate," "believe," "plan," "expect," "intend" and similar expressions to identify these forward-looking statements. These statements are based on information currently available to us and are subject to risks and uncertainties that could cause our actual growth, results of operations, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. These risks and uncertainties include the following:

  •
  our ability to comply with, and the impact of changes in, legislation and regulations that affect our ability to participate in student financial aid programs;

  •
  the effect of our acquisition strategy on future operating results, including our ability to effectively integrate acquired companies, such as Whitman Education Group, Inc., into our existing operations;

  •
  the effect of general economic or business conditions;

  •
  the effect of competitive pressures in the education industry; and

  •
  the factors discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risks Related to Our Business" in our Annual Report on Form 10-K/A for our fiscal year ended December 31, 2002.

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

        Our most significant exposure to changes in interest rates is limited to borrowings under revolving credit agreements that bear annual interest at variable rates tied to the prime rate and the eurocurrency rate. The weighted average annual interest rate of borrowings under these credit agreements was 3.6% at June 30, 2003. In addition, at June 30, 2003, we had capital lease obligations totaling $7.1 million bearing interest at a weighted average rate of 8.6%. We estimate that the book value of our debt instruments approximated their fair values as of June 30, 2003.

        We are subject to fluctuations in the value of the Canadian dollar, the Euro, and the British pound vis-à-vis the U.S. dollar. Our investment in our foreign operations as of June 30, 2003 is not significant, and the book values of the assets and liabilities of these operations at June 30, 2003 approximated their fair values.

Item 4.    Controls and Procedures

        We completed an evaluation as of the end of the period covered by this report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis of material information relating to us (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        As previously disclosed by Whitman prior to being acquired by CEC on July 1, 2003, several of CEC's newly acquired subsidiaries have been named as defendants in a lawsuit styled United States ex. rel. Shauntee A. Payne v. Whitman Education Group, Inc. et. al. The action is a qui tam proceeding that was filed under seal by a former employee of one of Whitman's schools on December 3, 2002 in the Galveston Division of the United States District Court for the Southern District of Texas on behalf of herself and the federal government. However, according to court documents, the federal government has notified the court that it has declined to intervene in the action.

        The lawsuit alleges, among other things, violations of the False Claims Act by the aforementioned subsidiaries in connection with how they compensated their admissions representatives. The action seeks treble the amount of unspecified damages sustained by the federal government, a civil penalty for each violation of the False Claims Act, attorneys' fees, costs, and interest.

        In July 2003, the plaintiff filed an agreed Motion to Stay the proceeding pending the outcome of an unrelated case currently pending in the Fifth Circuit Court of Appeals, which raises similar issues of law. On August 4, 2003, the Galveston District Court Judge assigned to the case, granted the agreed Motion to Stay and, on his own motion, transferred the case to the Houston Division of the Southern District of Texas, where it will be stayed until the Fifth Circuit appeal is decided. CEC believes that the lawsuit is without merit and will vigorously defend its position.

Item 4.    Submission of Matters to a Vote of Security Holders

  (a)
  Our annual meeting of stockholders was held on May 19, 2003.

  (b)
  Our stockholders voted as follows to elect two Class II directors to our board of directors:

Directors:	Votes For:	Authority Withheld:
Wallace O. Laub	37,057,239	2,291,361
Keith K. Ogata	27,472,699	11,875,900

    In addition to Mr. Laub and Mr. Ogata, the following directors' terms of office as directors continued after the meeting: Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, John M. Larson and Patrick K. Pesch.

  (c)
  Our stockholders voted as follows to ratify the appointment of Ernst & Young LLP as independent auditors of our financial statements for the year ended December 31, 2003:

For:	Against:	Abstentions:
26,052,516	11,940,868	1,355,215

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

10.8	Fifth Amendment to the CEC 1998 Employee Incentive Compensation Plan
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  (b)
  Reports on Form 8-K

    We filed a Current Report on Form 8-K on April 23, 2003 to report our issuance of a press release announcing our first quarter 2003 earnings (Items 9 and 12 of Form 8-K).

    We filed a Current Report on Form 8-K on June 6, 2003 to report the issuance of a press release by Whitman Education Group, Inc. announcing early termination of the Hart-Scott-Rodino waiting period regarding our proposed acquisition of Whitman and disclosing certain outstanding Whitman litigation. (Items 5 and 7 of Form 8-K).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION
Date: August 11, 2003	By:	/s/ JOHN M. LARSON John M. Larson Chairman, President and Chief Executive Officer (Principal Executive Officer)
Date: August 11, 2003	By:	/s/ PATRICK K. PESCH Patrick K. Pesch Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K