Form 10-Q
period 2003-09-30
CAREER EDUCATION CORP
filed 2003-11-13
CIK 1046568

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2003
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

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☒    No ☐

        As of November 10, 2003, 100,150,330 shares of the registrant's Common Stock, par value $.01, were outstanding.

CAREER EDUCATION CORPORATION

QUARTER ENDED SEPTEMBER 30, 2003

INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	3
	Unaudited Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2003 and 2002	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months and nine months ended September 30, 2003 and 2002	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	31
SIGNATURES		32

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$78,328	33,474
Receivables—
Students, net	102,452	75,498
Other, net	9,436	6,822
Inventories	11,719	7,407
Prepaid expenses and other current assets	39,291	23,278
Deferred income tax assets	6,138	2,765

Total current assets	247,364	149,244

PROPERTY AND EQUIPMENT, net	232,151	177,429
GOODWILL, net	438,301	202,920
INTANGIBLE ASSETS, net	36,178	9,524
OTHER ASSETS	47,232	47,019

TOTAL ASSETS	$1,001,226	$586,136

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$7,557	$30,083
Accounts payable	20,161	23,410
Accrued expenses and other current liabilities	85,700	53,811
Deferred tuition revenue	105,590	52,904

Total current liabilities	219,008	160,208

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	75,833	2,686
Long-term contractual obligations	9,679	9,679
Deferred income tax liabilities	—	1,616
Other	9,430	6,250

Total long-term liabilities	94,942	20,231

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding at September 30, 2003 and December 31, 2002	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized; 99,960,423 and 92,059,718 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	1,000	921
Additional paid-in capital	489,509	277,803
Accumulated other comprehensive income (loss)	2,933	(1,109)
Retained earnings	193,834	128,082

Total stockholders' equity	687,276	405,697

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,001,226	$586,136

The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUE:
Tuition and registration fees	$287,575	$176,126	$746,192	$496,274
Other	28,121	21,029	71,121	55,556

Total revenue	315,696	197,155	817,313	551,830

OPERATING EXPENSES:
Educational services and facilities	112,587	76,723	296,775	214,909
General and administrative	145,838	87,690	380,934	250,903
Depreciation and amortization	11,736	8,431	30,764	24,714

Total operating expenses	270,161	172,844	708,473	490,526

Income from operations	45,535	24,311	108,840	61,304

OTHER INCOME (EXPENSE):
Interest income	37	266	874	642
Interest expense	(423)	(656)	(1,374)	(1,534)
Share of affiliate earnings	96	100	2,167	1,393

Total other income (expense)	(290)	(290)	1,667	501

Income before provision for income taxes	45,245	24,021	110,507	61,805
PROVISION FOR INCOME TAXES	18,324	9,849	44,755	25,340

NET INCOME	$26,921	$14,172	$65,752	$36,465

NET INCOME PER SHARE:
Basic	$0.27	$0.16	$0.69	$0.40

Diluted	$0.26	$0.15	$0.66	$0.39

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	99,159	91,085	94,911	90,402

Diluted	103,713	95,114	99,259	94,356

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,921	$14,172	$65,752	$36,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,736	8,431	30,764	24,714
Deferred income taxes	(10,269)	2,535	(9,477)	5,042
Compensation expense related to stock options	46	13	219	39
Amortization of deferred financing costs	68	—	193	—
Royalty expense related to stock options	118	39	354	39
Loss (gain) on sale of property and equipment	116	(30)	116	694
Changes in operating assets and liabilities, net of acquisitions
Payable to former Whitman option holders	(23,429)	—	(23,429)	—
Prepaid royalties	—	(39,474)	—	(39,474)
Other	52,213	(432)	55,477	23,906

Net cash provided by (used in) operating activities	57,520	(14,746)	119,969	51,425

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of acquired cash	(73,749)	(5,490)	(81,479)	(5,490)
Acquisition transaction costs	(5,247)	(296)	(6,723)	(1,088)
Purchase of property and equipment, net	(25,505)	(14,357)	(53,370)	(40,773)
Change in investment in affiliate	1,705	(101)	1,557	14

Net cash used in investing activities	(102,796)	(20,244)	(140,015)	(47,337)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	13,134	7,221	24,956	13,294
Net proceeds from (payments of) revolving loans	38,480	37,500	42,244	(38,000)
Net payments of capital lease obligations and other long-term debt	(1,843)	(2,057)	(4,291)	(5,611)

Net cash provided by (used in) financing activities	49,771	42,664	62,909	(30,317)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	549	(80)	1,991	95

NET INCREASE (DECREASE) IN CASH AND CASH AND CASH EQUIVALENTS	5,044	7,594	44,854	(26,134)
CASH AND CASH EQUIVALENTS, beginning of period	73,284	5,947	33,474	39,675

CASH AND CASH EQUIVALENTS, end of period	$78,328	$13,541	$78,328	$13,541

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of common stock issued to former Whitman shareholders	$148,927	—	$148,927	—
Fair value of option issued to Le Cordon Bleu Limited	—	$3,000	—	$3,000
Capital lease obligations for purchase of equipment	—	—	$145	—

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. The unaudited condensed consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, refer to the consolidated financial statements and notes to consolidated financial statements as of and for the year ended December 31, 2002 included in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 28, 2003.

        The unaudited condensed consolidated financial statements include the accounts of Career Education Corporation ("CEC") and our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The results of operations of all acquired businesses have been consolidated for all periods subsequent to the date of acquisition.

        Bad debt expense for the three months and nine months ended September 30, 2003 and 2002 is classified as a component of general and administrative expenses in the accompanying unaudited condensed consolidated statements of income. During 2002 interim periods, bad debt expense was classified as a component of net revenue. Bad debt expense for the three months and nine months ended September 30, 2002 has been reclassified to conform to 2003 financial statement presentation.

Note 2—Business Acquisitions

        All of our acquisitions have been accounted for as purchases. Accordingly, in connection with each acquisition, the purchase price was allocated to the estimated fair values of all acquired tangible and intangible assets and assumed liabilities as of the date of the acquisition. As necessary, liabilities were established at the acquisition dates to provide for restructuring liabilities and certain long-term contractual obligations.

Missouri College

        On September 3, 2002, we acquired 100% of the issued and outstanding stock of Missouri College, Inc. for approximately $6.1 million in cash with funds obtained under our prior credit agreement. The school, based in St. Louis, Missouri, provides private, for-profit, postsecondary education leading to an associate degree or a diploma in the career-oriented disciplines of health education, information technology, and business studies. We acquired the school primarily because of its potential for market leadership, the attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. In addition, the acquisition of Missouri College provides us with access to an accredited institution in St. Louis, Missouri, a geographic location in which we seek to expand, and an opportunity to broaden our core curricula into the health education field. We have increased the school's enrollments significantly by expanding the school's marketing capabilities and offering more programs.

        The acquisition was accounted for as a purchase and, accordingly, the purchase price, including acquisition costs of approximately $0.4 million, of approximately $6.5 million was allocated to the estimated fair values of acquired tangible and intangible assets of approximately $3.3 million and assumed liabilities of approximately $0.9 million as of September 3, 2002. Intangible assets acquired include accreditation, licensing, and Title IV participation rights with a total estimated fair value of approximately $1.2 million and a trade name with an estimated fair value of approximately $0.5 million.

        Based upon our purchase price allocation, goodwill of approximately $4.1 million has been recorded. We do not expect any portion of this goodwill balance to be deductible for tax purposes.

        The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of September 3, 2002 (in thousands):

Current assets	$1,056
Property and equipment	499
Intangible assets not subject to amortization—
Accreditation, licensing, and Title IV participation rights	1,200
Trade name	520
Intangible asset subject to amortization
Covenant not to compete (2-year useful life)	10
Goodwill	4,067
Other assets	15

Total assets acquired	7,367

Current liabilities	799

Total liabilities assumed	928

Net assets acquired	$6,439

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

        The acquisition was accounted for as a purchase and, accordingly, the purchase price, including acquisition costs of approximately $1.8 million and excluding assumed debt, subject to adjustment, of approximately $17.5 million was allocated to the estimated fair values of acquired tangible and intangible assets of approximately $21.5 million and assumed liabilities of approximately $15.0 million as of February 18, 2003. Intangible assets acquired include, among others, trade names with a total estimated fair value of approximately $1.8 million.

        Based upon our preliminary purchase price allocation, goodwill of approximately $10.9 million has been recorded. We do not expect any portion of this goodwill balance to be deductible for tax purposes. Subsequent adjustments may be made to the purchase price allocation; however, we do not believe that any such adjustments will be material.

        The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of February 18, 2003 (in thousands):

Current assets	$9,585
Property and equipment	9,917
Intangible assets not subject to amortization—
Trade names	1,774
Intangible asset subject to amortization
Covenant not to compete (3-year useful life)	54
Goodwill	10,903
Other assets	219

Total assets acquired	32,452

Current liabilities	10,582

Total liabilities assumed	14,972

Net assets acquired	$17,480

Whitman Education Group, Inc.

        On July 1, 2003, we acquired 100% of the issued and outstanding stock of Whitman Education Group, Inc. ("Whitman") for approximately $267.8 million in cash and stock. Whitman is a proprietary provider of career-oriented postsecondary education. Through three wholly-owned subsidiaries, Whitman operates 22 schools in 13 states that offer a range of graduate, undergraduate and non-degree certificate and diploma programs primarily in the fields of health education, information technology and business studies. In connection with the acquisition, Whitman shareholders received an aggregate of approximately 4.4 million shares of our common stock (0.276 shares of our common stock for each share of Whitman common stock owned at closing) and approximately $95.4 million in cash ($6.00 for each share of Whitman common stock owned at closing). We acquired Whitman primarily because of its schools' potential for market leadership, the attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. Our acquisition of Whitman also allows us to significantly enhance our position in the health education field and further expand our presence in the fields of information technology and business studies. We plan to increase the schools' enrollments significantly by expanding the school's marketing capabilities, entering new geographic markets, augmenting program offerings, and expanding Whitman's regionally accredited online learning platform.

        Additionally, each outstanding option to purchase Whitman common stock, whether vested or unvested, was cancelled by Whitman upon consummation of the acquisition and exchanged for cash equal to the positive difference, if any, between (1) the equivalent cash value of the per share consideration of approximately $14.82 and (2) the per share exercise price of the option in accordance with Whitman's option plan and the purchase agreement. Cash consideration of approximately $23.4 million was paid to Whitman option holders. This amount was recorded as a liability on Whitman's balance sheet prior to the acquisition.

        Cash consideration paid to Whitman shareholders and option holders of approximately $118.8 million was funded primarily with borrowings under our U.S. Credit Agreement.

        The acquisition was accounted for as a purchase, and, accordingly, the purchase price, including acquisition costs of approximately $4.5 million, of approximately $248.9 million was preliminarily allocated to the fair market value of acquired tangible and intangible assets of approximately $87.9 million and assumed liabilities of approximately $57.1 million as of July 1, 2003. Intangible assets include accreditation, licensing, and Title IV participation rights with an approximate fair value of $5.0 million and trade names with an approximate fair value of $16.9 million.

        Based upon a preliminary purchase price allocation, goodwill of approximately $218.1 million has been recorded. We do not expect any portion of the goodwill balance to be deductible for income tax purposes. Subsequent adjustments may be made to the purchase price allocation based upon, among other things, finalization of our tangible and intangible asset valuation; however, we do not believe that any such adjustments will be material.

        The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of July 1, 2003 (in thousands):

Current assets	$48,515
Property and equipment	16,369
Intangible assets not subject to amortization—
Accreditation, licensing, and Title IV participation rights	5,000
Trade names	16,900
Intangible asset subject to amortization
Covenant not to compete (2-year useful life)	50
Goodwill	218,050
Other assets	1,077

Total assets acquired	305,961

Current liabilities	46,471

Total liabilities assumed	57,057

Net assets acquired	$248,904

        The following unaudited pro forma results of operations (in thousands, except per share amounts) for the three months ended September 30, 2002 assume that the Whitman acquisition occurred on July 1, 2002. Actual results of operations for the three months ended September 30, 2003 are presented for comparative purposes. The pro forma results of operations for the nine months ended September 30, 2003 and 2002 assume that the Whitman acquisition occurred on the first day of the period presented. The pro forma results of operations are based on historical results of operations, include adjustments for depreciation, amortization, interest, taxes, and shares of CEC common stock issued to former Whitman shareholders in connection with the acquisition, and do not necessarily reflect actual results that would have occurred.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003 Actual	2002 Pro Forma	2003 Pro Forma	2002 Pro Forma
Revenue	$315,696	$222,505	$877,249	$628,259
Income from operations	45,535	25,304	116,670	66,533
Net income	$26,921	$13,965	$68,914	$37,092

Basic earnings per share	$0.27	$0.16	$0.69	$0.40

Diluted earnings per share	$0.26	$0.15	$0.66	$0.39

Western School of Health and Business Careers

        On August 5, 2003, we acquired certain assets and assumed certain liabilities of Western School of Health and Business Careers ("Western") for approximately $7.5 million. The portion of the purchase price, subject to adjustment as defined in the purchase agreement, due at closing of approximately $4.0 million was paid primarily with funds obtained under our U.S. Credit Agreement. The remainder of the purchase price is payable upon approval of the acquisition by the United States Department of Education, which is expected to occur within 90 days of the acquisition date. Western, based in Pittsburgh, Pennsylvania, provides private, for-profit, postsecondary education leading to an associate degree or a diploma in the career-oriented disciplines of health education and business studies. We acquired Western primarily because of its potential for market leadership, the attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. Our acquisition of Western also expands our national presence in the health education field. We plan to increase the school's enrollments significantly by enhancing the school's marketing capabilities and augmenting program offerings.

        The acquisition was accounted for as a purchase, and, accordingly, the purchase price, including acquisition costs of approximately $0.4 million, of approximately $7.9 million was preliminarily allocated to the fair market value of acquired tangible and intangible assets of approximately $5.2 million and assumed liabilities of approximately $1.9 million as of August 5, 2003. Intangible assets include accreditation, licensing, and Title IV participation rights with an approximate fair value of $0.9 million and trade names with an approximate fair value of $2.5 million.

        Based upon a preliminary purchase price allocation, goodwill of approximately $4.6 million has been recorded. We expect the goodwill balance to be deductible for income tax purposes. Subsequent adjustments may be made to the purchase price and purchase price allocation based upon, among other things, finalization of the purchase price adjustment and our tangible and intangible asset valuation; however, we do not believe that any such adjustments will be material.

        The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of August 5, 2003 (in thousands):

Current assets	$592
Property and equipment	1,296
Intangible assets not subject to amortization—
Accreditation, licensing, and Title IV participation rights	860
Trade names	2,450
Intangible asset subject to amortization
Covenant not to compete (2-year useful life)	20
Goodwill	4,636

Total assets acquired	9,854

Current liabilities	350

Total liabilities assumed	1,916

Net assets acquired	$7,938

Note 3—Stock-Based Compensation

        We account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") related to options issued to employees. For options issued to employees during the three months and nine months ended September 30, 2003 and 2002, no stock-based employee compensation is reflected in net income in the accompanying unaudited condensed consolidated statements of income, as all such options had an exercise price equal to the market value of the underlying common stock on the date of the grant. Had we applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the three months and nine months ended September 30, 2003 and 2002, net income and earnings per share for the periods would have been as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share amounts)
Net income, as reported	$26,921	$14,172	$65,752	$36,465
Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax effect	3,172	2,246	8,658	6,338

Pro forma net income	$23,749	$11,926	$57,094	30,127

Basic earnings per share—
As reported	$0.27	$0.16	$0.69	$0.40

Pro forma	$0.24	$0.13	$0.60	$0.33

Diluted earnings per share—
As reported	$0.26	$0.15	$0.66	$0.39

Pro forma	$0.23	$0.13	$0.58	$0.32

        The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model. The weighted average fair value of options granted during the three months and nine months ended September 30, 2003 and 2002 and assumptions used to value the options are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Dividend yield	—	—	—	—
Risk-free interest rate	2.7%	3.0%	2.7%	3.0%
Volatility	50%	50%	50%	50%
Expected life (in years)	4	4	4	4
Weighted average fair value of options granted	$15.64	$18.50	$18.78	$18.02

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

Note 4—Comprehensive Income

        Comprehensive income, which includes net income and foreign currency translation adjustments, for the nine months ended September 30, 2003 and 2002 is as follows:

	For the Nine Months Ended September 30,
	2003	2002
	(In thousands)
Net income	$65,752	$36,465
Other comprehensive income:
Foreign currency translation adjustment	4,042	87

Comprehensive income	$69,794	$36,552

Note 5—Weighted Average Common Shares

        The weighted average number of common shares used in determining basic and diluted net income per share for the three months and nine months ended September 30, 2003 and 2002 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Basic common shares outstanding	99,159	91,085	94,911	90,402
Common stock equivalents	4,554	4,029	4,348	3,954

Diluted common shares outstanding	103,713	95,114	99,259	94,356

Note 6—Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("Interpretation 46"). Interpretation 46 requires a company to consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. Interpretation 46 was immediately effective for variable interest entities created after January 31, 2003, and effective September 15, 2003, with respect to variable interest entities created on or prior to January 31, 2003. We do not expect the adoption of Interpretation 46 to have any impact on our consolidated financial position or results of operations.

Note 7—Credit Agreements

        As of September 30, 2003, we have outstanding under our $200.0 million U.S. Credit Agreement revolving loans totaling $65.7 million and outstanding letters of credit totaling $16.1 million. The availability under our U.S. Credit Agreement as of September 30, 2003 is $118.2 million.

        As of September 30, 2003, we have outstanding under our $10.0 million Canadian Credit Agreement revolving loans totaling $4.1 million. The availability under our Canadian Credit Agreement as of September 30, 2003 is $5.9 million.

Note 8—Stock Split

        On July 22, 2003, we announced a 2-for-1 stock split to be affected in the form of a stock dividend. The dividend was paid on August 22, 2003 to shareholders of record on August 5, 2003. All share and per share amounts in the accompanying unaudited condensed consolidated financial statements and notes thereto have been retroactively adjusted to reflect this stock dividend.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The discussion below contains certain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual growth, results, performance and business prospects and opportunities in 2003 and beyond could differ materially from what is expressed in, or implied by, any such forward-looking statements. See "Special Note Regarding Forward- Looking Statements" on page 29 for a discussion of risks and uncertainties that could cause or contribute to such material differences.

        The following discussion and analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and attached Notes to Unaudited Condensed Consolidated Financial Statements appearing elsewhere herein.

        All share and per share amounts in the following discussion and analysis have been retroactively adjusted to reflect the August 22, 2003 2-for-1 stock split affected in the form of a stock dividend.

Background and Overview

        We are a provider of private, for-profit postsecondary education with 78 campuses in the United States, Canada, France, the United Kingdom and the United Arab Emirates. We also offer online education programs through our Online Education Group, which includes American InterContinental University Online and Colorado Technical University Online. Our total student population as of October 31, 2003 was approximately 79,500 students, including total student population of our Online Education Group as of October 31, 2003 of approximately 9,300 students. Our schools enjoy long operating histories and offer a variety of doctoral degree, master's degree, bachelor's degree, associate degree, and diploma programs in career-oriented disciplines within our core curricula of:

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

        Our revenue increased from $551.8 million during the nine months ended September 30, 2002 to $817.3 million for the same period during 2003 and from $197.2 million during the third quarter of 2002 to $315.7 during the third quarter of 2003. In addition, our net income increased from $36.5 million during the first nine months of 2002 to $65.8 million during the same period in 2003 and from $14.2 million during the third quarter of 2002 to $26.9 million during the third quarter of 2003. For the nine months ended September 30, 2003, income from operations increased $47.5 million or 78%, to $108.8 million from $61.3 million for the same period during 2002. During the third quarter of 2003, income from operations increased $21.2 million or 87%, to $45.5 million from $24.3 million for the same period during 2002. Income from operations as a percentage of revenue improved from 11.1% during the first nine months of 2002 to 13.3% for the same period during 2003 and from 12.3% during the third quarter of 2002 to 14.4% during the third quarter of 2003. A significant portion of our increases in revenue and income from operations and our improvement in income from operations as a percentage of revenue during the three and nine month periods ended September 30, 2003 is attributable to the growth and continued maturation of our Online Education Group, whose operating margin percentage is higher than that of our campus-based schools.

        Our principal source of revenue is tuition collected from our students. The academic year is at least 30 weeks in length but varies both by individual school and program of study. The academic year is divided by term, which is determined by start dates, which vary by school and program. Payment of each term's tuition may be made by financial aid, full cash payment, an installment payment plan, or a combination thereof. If a student withdraws from school prior to the completion of the term, we refund the portion of tuition already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Once a student completes a certain minimum portion of the term, as defined pursuant to our refund policy and applicable federal and state law and accrediting agency standards, he or she is not entitled to any refund of tuition paid. Tuition revenue and one-time fees, such as application fees, are recognized on a straight-line basis over the length of the applicable period of instruction. The portion of tuition payments received but not earned is recorded as deferred revenue.

        Our schools charge tuition at varying amounts, depending not only on the particular school but also upon the type of program and the specific curriculum. Our schools typically increase tuition at least once per year.

        Other revenue consists primarily of bookstore sales, dormitory revenue, student laptop computer sales, placement revenue, contract training revenue, rental income, cafeteria revenue, and restaurant revenue. Dormitory and cafeteria revenues charged to students are recognized on a straight-line basis over the term of a student's dormitory and cafeteria use. Other dormitory and cafeteria revenues are recognized upon delivery of goods or services. Student laptop computer sales, bookstore sales, placement revenue, restaurant revenue, rental income, and contract training revenue are recognized as services are performed or goods are delivered.

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

        General and administrative expense includes salaries and benefits of personnel in corporate and school administration, marketing, admissions, accounting, human resources and compliance. Costs of promotion and development, advertising and production of marketing materials, occupancy of the corporate offices and bad debt expense are also included in this expense category.

        Depreciation expense includes costs associated with the depreciation of, among other things, purchased computer laboratories, equipment, furniture and fixtures, courseware, owned facilities, and capitalized equipment leases. Depreciation is recognized using the straight-line method over the useful lives or lease terms of the related assets for financial reporting purposes and an accelerated method for income tax purposes. Amortization expense includes the amortization of intangible assets. Through December 31, 2001, goodwill related to each acquisition completed before September 30, 2001 was amortized on a straight-line basis over its estimated useful life, and goodwill related to each acquisition completed after September 30, 2001 was not amortized, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Beginning January 1, 2002, pursuant to our January 1, 2002 adoption of SFAS 142, goodwill and other indefinite lived intangible assets are no longer subject to amortization. However, goodwill and other indefinite lived intangible assets are reviewed for impairment by applying a fair-value-based test on, at least, an annual basis.

        Share of affiliate earnings represents our share of the income before provision for income taxes from our minority interest in the American InterContinental University campus in Dubai, United Arab Emirates. This entity is accounted for by the equity method and, therefore, is not consolidated in our results of operations.

Acquisitions

        All of our acquisitions have been accounted for as purchases. Accordingly, in connection with each acquisition, the purchase price was allocated to the estimated fair values of all acquired tangible and intangible assets and assumed liabilities as of the date of the acquisition. As necessary, liabilities were established at the acquisition dates to provide for restructuring liabilities and certain long-term contractual obligations.

Missouri College

        On September 3, 2002, we acquired 100% of the issued and outstanding stock of Missouri College, Inc. for approximately $6.1 million in cash with funds obtained under our prior credit agreement. The school, based in St. Louis, Missouri, provides private, for-profit, postsecondary education leading to an associate degree or a diploma in the career-oriented disciplines of health education, information technology, and business studies. We acquired the school primarily because of its potential for market leadership, the attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. In addition, the acquisition of Missouri College provides us with access to an accredited institution in St. Louis, Missouri, a geographic location in which we seek to expand, and an opportunity to broaden our core curricula into the health education field. We have increased the school's enrollments significantly by expanding the school's marketing capabilities and offering more programs.

        The acquisition was accounted for as a purchase and, accordingly, the purchase price, including acquisition costs of approximately $0.4 million, of approximately $6.5 million was allocated to the estimated fair values of acquired tangible and intangible assets of approximately $3.3 million and assumed liabilities of approximately $0.9 million as of September 3, 2002. Intangible assets acquired include accreditation, licensing, and Title IV participation rights with a total estimated fair value of approximately $1.2 million and a trade name with an estimated fair value of approximately $0.5 million.

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

        The acquisition was accounted for as a purchase and, accordingly, the purchase price, including acquisition costs of approximately $1.8 million and excluding assumed debt, subject to adjustment, of approximately $17.5 million was allocated to the estimated fair values of acquired tangible and intangible assets of approximately $21.5 million and assumed liabilities of approximately $15.0 million as of February 18, 2003. Intangible assets acquired include, among others, trade names with a total estimated fair value of approximately $1.8 million.

        Based upon our preliminary purchase price allocation, goodwill of approximately $10.9 million has been recorded. We do not expect any portion of this goodwill balance to be deductible for tax purposes. Subsequent adjustments may be made to the purchase price allocation; however, we do not believe that such adjustments will be material.

Whitman Education Group, Inc.

        On July 1, 2003, we acquired 100% of the issued and outstanding stock of Whitman Education Group, Inc. ("Whitman") for approximately $267.8 million in cash and stock. Whitman is a proprietary provider of career-oriented postsecondary education. Through three wholly-owned subsidiaries, Whitman operates 22 schools in 13 states that offer a range of graduate, undergraduate and non-degree certificate and diploma programs primarily in the fields of health education, information technology and business studies. In connection with the acquisition, Whitman shareholders received an aggregate of approximately 4.4 million shares of our common stock (0.276 shares of our common stock for each share of Whitman common stock owned at closing) and approximately $95.4 million in cash ($6.00 for each share of Whitman common stock owned at closing). We acquired Whitman primarily because of its schools' potential for market leadership, the attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. Our acquisition of Whitman also allows us to significantly enhance our position in the health education field and further expand our presence in the fields of information technology and business studies. We plan to increase the schools' enrollments significantly by expanding the school's marketing capabilities, entering new geographic markets, augmenting program offerings, and expanding Whitman's regionally accredited online learning platform.

        Additionally, each outstanding option to purchase Whitman common stock, whether vested or unvested, was cancelled by Whitman upon consummation of the acquisition and exchanged for cash equal to the positive difference, if any, between (1) the equivalent cash value of the per share consideration of approximately $14.82 and (2) the per share exercise price of the option in accordance with Whitman's option plan and the purchase agreement. Cash consideration of approximately $23.4 million was paid to Whitman option holders. This amount was recorded as a liability on Whitman's balance sheet prior to the acquisition.

        Cash consideration paid to Whitman shareholders and option holders of approximately $118.8 million was funded primarily with borrowings under our U.S. Credit Agreement.

        The acquisition was accounted for as a purchase, and, accordingly, the purchase price, including acquisition costs of approximately $4.5 million, of approximately $248.9 million was preliminarily allocated to the fair market value of acquired tangible and intangible assets of approximately $87.9 million and assumed liabilities of approximately $57.1 million as of July 1, 2003. Intangible assets include accreditation, licensing and Title IV participation rights with an approximate fair value of $5.0 million and trade names with an approximate fair value of $16.9 million.

        Based upon a preliminary purchase price allocation, goodwill of approximately $218.1 million has been recorded. We do not expect any portion of the goodwill balance to be deductible for income tax purposes. Subsequent adjustments may be made to the purchase price allocation based upon, among other things, finalization of our tangible and intangible asset valuation; however, we do not believe that any such adjustments will be material.

Western School of Health and Business Careers

        On August 5, 2003, we acquired certain assets and assumed certain liabilities of Western School of Health and Business Careers ("Western") for approximately $7.5 million. The portion of the purchase price, subject to adjustment as defined in the purchase agreement, due at closing of approximately $4.0 million was paid primarily with funds obtained under our U.S. Credit Agreement. The remainder of the purchase price is payable upon approval of the acquisition by the United States Department of Education, which is expected to occur within 90 days of the acquisition date. Western, based in Pittsburgh, Pennsylvania, provides private, for-profit, postsecondary education leading to an associate degree or a diploma in the career-oriented disciplines of health education and business studies. We acquired Western primarily because of its potential for market leadership, the attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. Our acquisition of Western also expands our national presence in the health education field. We plan to increase the school's enrollments significantly by enhancing the school's marketing capabilities and augmenting program offerings.

        The acquisition was accounted for as a purchase, and, accordingly, the purchase price, including acquisition costs of approximately $0.4 million, of approximately $7.9 million was preliminarily allocated to the fair market value of acquired tangible and intangible assets of approximately $5.2 million and assumed liabilities of approximately $1.9 million as of August 5, 2003. Intangible assets include accreditation, licensing and Title IV participation rights with an approximate fair value of $0.9 million and trade names with an approximate fair value of $2.5 million.

        Based upon a preliminary purchase price allocation, goodwill of approximately $4.6 million has been recorded. We expect the goodwill balance to be deductible for income tax purposes. Subsequent adjustments may be made to the purchase price and purchase price allocation based upon, among other things, finalization of the purchase price adjustment and our tangible and intangible asset valuation; however, we do not believe that any such adjustments will be material.

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

Revenue Recognition

        Revenue is derived primarily from programs taught at our schools or online. Tuition revenue and one-time fees, such as application fees, are recognized on a straight-line basis over the applicable period of instruction. Dormitory and cafeteria revenues charged to students are recognized on a straight-line basis over the term of a student's dormitory and cafeteria use. Other dormitory and cafeteria revenues are recognized upon delivery. Other revenue, such as student laptop computer sales, bookstore sales, placement revenue, restaurant revenue, rental income and contract training revenue, is recognized as services are performed or goods are delivered. The portion of payments received but not earned is recorded as deferred revenue and reflected as a current liability in our consolidated balance sheet, as such amount represents revenue that we expect to earn within the next year. Refunds are calculated and paid in accordance with applicable federal, state and accrediting agency standards and school policy.

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

        Our bad debt expense as a percentage of revenue for the three months ended September 30, 2003 and 2002 was 4.8% and 3.9%, respectively.

        Because a substantial portion of our revenue is derived from Title IV Programs, any legislative or regulatory action that significantly reduces the funding available under Title IV Programs or the ability of our students or schools to participate in Title IV Programs could have a material adverse effect on the realizability of our receivables.

Goodwill and Other Intangible Assets

        Goodwill related to each acquisition completed before September 30, 2001, has been amortized through December 31, 2001 on a straight-line basis over its estimated useful life. Goodwill related to acquisitions completed after September 30, 2001 has not been amortized, as required under SFAS 142. Effective January 1, 2002, pursuant to our adoption of SFAS 142, goodwill and indefinite-lived intangible assets are no longer subject to amortization. However, these assets are reviewed for impairment on, at least, an annual basis by applying a fair-value-based test.

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

Results of Operations

        The following table summarizes our operating results as a percentage of revenue for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUE:
Tuition and registration fees	91.1%	89.3%	91.3%	89.9%
Other	8.9	10.7	8.7	10.1

Total revenue	100.0	100.0	100.0	100.0

OPERATING EXPENSES:
Educational services and facilities	35.7	38.9	36.3	38.9
General and administrative	46.2	44.5	46.6	45.5
Depreciation and amortization	3.7	4.3	3.8	4.5

Total operating expenses	85.6	87.7	86.7	88.9

Income from operations	14.4	12.3	13.3	11.1
OTHER INCOME (EXPENSE):
Interest income	—	0.1	0.1	0.1
Interest expense	(0.1)	(0.3)	(0.2)	(0.3)
Share of affiliate earnings	—	0.1	0.3	0.3

Total other income (expense)	(0.1)	(0.1)	0.2	0.1

Income before provision for income taxes	14.3	12.2	13.5	11.2
PROVISION FOR INCOME TAXES	5.8	5.0	5.5	4.6

NET INCOME	8.5%	7.2%	8.0%	6.6%

Three and Nine Months Ended September 30, 2003 Compared to Three and Nine Months Ended September 30, 2002

        Revenue.    Tuition and registration fee revenue increased $111.4 million or 63%, from $176.1 million during the third quarter of 2002 to $287.6 million during the third quarter of 2003. The increase was due primarily to a $73.5 million or 42 percentage point increase in tuition and registration fee revenue on a same-school basis (i.e., schools acquired or opened on or prior to July 1, 2002). This same-school revenue increase was attributable to an approximate 27 percentage point increase in the average student population during the third quarter of 2003 at the schools we acquired or opened on or prior to July 1, 2002, and an approximate 15 percentage point revenue increase associated with 2002 and 2003 tuition price increases and a continued shift in student enrollment mix toward higher priced programs. Approximately $34.4 million of our same-school revenue growth during the third quarter of 2003 is attributable to the revenue growth of our Online Education Group. The remaining $37.9 million increase in tuition and registration fee revenue was due to additional revenue generated by schools acquired or opened for instruction after July 1, 2002 (Brooks College—Sunnyvale, CA, Missouri College, College of Culinary Arts-Las Vegas, the INSEEC Group, Whitman Education Group, and Western School of Health and Business Careers). This additional revenue accounted for 21 percentage points of the total 63 percentage point increase in tuition and registration fee revenue during the third quarter of 2003.

        For the nine months ended September 30, 2003, tuition and registration fee revenue increased $249.9 million or 50%, from $496.3 to $746.2 million, due primarily to an approximate $197.7 million or 40 percentage point increase in tuition and registration fee revenue earned by schools owned on or before January 1, 2002. Approximately $78.2 million of this same-school revenue growth during the first nine months of 2003 is attributable to the revenue growth of our Online Education Group. The remainder of the increase in tuition and registration fee revenue was due to additional revenue of $52.2 million generated by schools acquired or opened for instruction after January 1, 2002. This additional revenue accounted for 10 percentage points of the total 50 percentage point increase in tuition and registration fee revenue during the nine months ended September 30, 2003.

        Other revenue increased $7.1 million or 34%, from $21.0 million in the third quarter of 2002 to $28.1 million in the third quarter of 2003. This increase is attributable to an approximate $5.0 million or 24 percentage point increase in other revenue on a same-school basis, caused primarily by the increase in student population mentioned above, and additional other revenue of $2.1 million, or 10 percentage points of the total 34 percentage point increase, generated by schools acquired or opened for instruction after July 1, 2002.

        For the nine months ended September 30, 2003, other revenue increased $15.6 million or 28%, from $55.6 million during the first nine months of 2002 to $71.1 million. This increase is due to an approximate $12.8 million or 23 percentage point increase in other revenue on a same-school basis and additional other revenue of $2.8 million, or 5 percentage points of the total 28 percentage point increase, generated by schools acquired or opened for instruction after January 1, 2002.

        Educational Services and Facilities Expense.    Educational services and facilities expense increased $35.9 million or 47%, from $76.7 million in the third quarter of 2002 to $112.6 million in the third quarter of 2003. Approximately $18.8 million or 25 percentage points of the total increase is attributable to schools acquired or opened on or prior to July 1, 2002. This same-school increase was due primarily to increases in variable expenses necessary to support the increase in student population mentioned above, additional student service activities designed to improve retention, an increase in curriculum development activities, and increased occupancy costs associated with facility upgrades and expansions during 2002 and 2003. Schools acquired or opened after July 1, 2002 (Brooks College—Sunnyvale, CA, Missouri College, College of Culinary Arts—Las Vegas, IADT—Detroit, AIU—Houston, Atlanta Culinary, the INSEEC Group, Whitman Education Group, Western School of Health and Business Careers) accounted for $17.1 million or 22 percentage points of the total increase in educational services and facilities expense.

        For the nine months ended September 30, 2003, educational services and facilities expense increased $81.9 million or 38%, from $214.9 million during the first nine months of 2002 to $296.8 million, due to a same-school increase of $58.6 million or 27 percentage points and additional educational service and facilities expense of $23.3 million, or 11 percentage points of the total 38 percentage point increase, incurred by schools acquired or opened after January 1, 2002.

        General and Administrative Expense.    General and administrative expense increased $58.1 million or 66%, from $87.7 million in the third quarter of 2002 to $145.8 million in the third quarter of 2003. Approximately $34.0 million or 39 percentage points of the total increase was due primarily to increased advertising, marketing and admissions activities by schools acquired or opened on or prior to July 1, 2002 in support of increased student lead, enrollment and start targets, and $24.1 million or 27 percentage points of the total increase was attributable to expenses incurred by schools acquired or opened after July 1, 2002. The increase in general and administrative expense during the third quarter of 2003 is also attributable to investments in corporate and school-level technology and infrastructure necessary to support anticipated growth and maximize operating efficiency. Additionally, bad debt expense increased $7.5 million or 97%, from $7.8 million in the third quarter of 2002 to $15.3 million in the third quarter of 2003, and bad debt expense as a percentage of revenue increased from 3.9% during the third quarter of 2002 to 4.8% during the third quarter of 2003. This increase in bad debt expense as a percentage of revenue is primarily attributable to a greater number of students taking higher priced programs, which results in lower government funding available for students as a percentage of cash receipts. This requires many of our students to enter into payment arrangements with larger monthly payments and balances due that may extend beyond their scheduled graduation dates. In addition, a higher rate of attrition, attributable to, among other things, the introduction of tougher credit standards and more aggressive cash collection practices, caused a larger portion of our receivables to be due from students who did not complete their programs. These students represent a greater credit risk than do those who complete their programs.

        For the nine months ended September 30, 2003, general and administrative expense increased $130.0 million or 52%, from $250.9 million during the first nine months of 2002 to $380.9 million, due to a same-school increase of $92.7 million or 37 percentage points and additional general and administrative expense of $37.3 million, or 15 percentage points of the total 52 percentage point increase, incurred by schools acquired or opened after January 1, 2002. Bad debt expense as a percentage of revenue increased from 3.7% during the nine months ended September 30, 2002 to 4.2% during the nine months ended September 30, 2003 due primarily to the reasons discussed above.

        Depreciation and Amortization Expense.    Depreciation and amortization expense increased $3.3 million or 39%, from $8.4 million in the third quarter of 2002 to $11.7 million in the third quarter of 2003. Depreciation expense increased $3.4 million or 42%, from $8.1 million in the third quarter of 2002 to $11.5 million in the third quarter of 2003. This increase is primarily attributable to 2002 and 2003 capital expenditures and resulted in an increase in same-school depreciation expense of $1.7 million, or 21 percentage points of the total 42 percentage point increase, and additional depreciation expense of $1.7 million, or 21 percentage points of the total 42 percentage point increase, incurred by schools acquired or opened after July 1, 2002. Amortization expense decreased $0.1 million or 31%, from $0.4 million in the third quarter of 2002 to $0.2 million in the third quarter of 2003 due primarily to certain covenants not to compete that became fully amortized during 2002 and 2003.

        For the nine months ended September 30, 2003, depreciation and amortization expense increased $6.1 million or 25%, from $24.7 million during the first nine months of 2002 to $30.8 million. Depreciation expense increased by $6.5 million or 28%, from $23.5 million during the first nine months of 2002 to $30.0 million for the same period during 2003, due to same-school depreciation growth of $4.1 million and additional depreciation expense of $2.4 million incurred by schools acquired or opened after January 1, 2002. Amortization expense decreased $0.4 million or 35%, from $1.2 million during the first nine months of 2002 to $0.8 million for the same period during 2003.

        Interest Income.    Interest income decreased $0.2 million or 86%, from $0.3 million in the third quarter of 2002 to $0.04 million in the third quarter of 2003, due primarily to a decrease in average cash available for short-term investment purposes and lower rates of interest received for invested cash.

        For the nine months ended September 30, 2003, interest income increased $0.2 million or 36%, from $0.6 million during the first nine months of 2002 to $0.9 million, due primarily to an increase in cash available for short-term investment purposes, offset, in part, by generally lower interest rates received for invested cash.

        Interest Expense.    Interest expense decreased $0.2 million or 36%, from $0.7 million during the third quarter of 2002 to $0.4 million during the third quarter of 2003. The decrease was attributable primarily to a decrease in interest rates paid on outstanding borrowings.

        For the nine months ended September 30, 2003, interest expense decreased $0.2 million or 10%, from $1.5 million during the first nine months of 2002 to $1.4 million.

        Share of Affiliate Earnings.    Share of affiliate earnings from our minority interest in American InterContinental University in Dubai, United Arab Emirates was $0.1 million during the third quarter of 2002 and 2003.

        For the nine months ended September 30, 2003, share of affiliate earnings increased $0.8 million or 56%, from $1.4 million during the first nine months of 2002 to $2.2 million.

        Provision for Income Taxes.    Provision for income taxes increased $8.5 million or 86%, from $9.8 million in the third quarter of 2002 to $18.3 million in the third quarter of 2003, as a result of an increase in pretax income during the third quarter of 2003 of $21.2 million, offset, in part, by a reduction of our effective income tax rate from 41.0% in the third quarter of 2002 to 40.5% in the third quarter of 2003. The decrease in our effective income tax rate is attributable to the impact of various tax planning strategies and favorable changes in the proportionate distribution of our total pre-tax income among the tax jurisdictions in which we operate.

        For the nine months ended September 30, 2003, the provision for income taxes increased $19.4 million or 77%, from $25.3 million during the first nine months of 2002 to $44.8 million, due to the factors noted above.

        Net Income.    Net income increased $12.7 million or 90%, from $14.2 million in the third quarter of 2002 to $26.9 million in the third quarter of 2003, due to the cumulative effect of the factors noted above.

        For the nine months ended September 30, 2003, net income increased $29.3 million or 80%, from $36.5 million during the first nine months of 2002 to $65.8 million, due to the cumulative effect of the factors noted above.

        A significant portion of our net income growth during the three and nine months ended September 30, 2003 is attributable to the net income growth of our Online Education group.

Seasonality

        Our results of operations fluctuate primarily as a result of changes in the level of student enrollment at our schools. Our schools experience a seasonal increase in new student starts in the fall, traditionally when the largest number of new high school graduates begins postsecondary education. Furthermore, although we encourage year-round attendance at all schools, some schools have summer breaks for some of their programs. As a result of these factors, total student enrollment and revenue are typically highest in the fourth quarter (October through December) and lowest in the second quarter (April through June). However, our costs and expenses do not fluctuate as significantly on a quarterly basis, except for admissions and advertising costs, as these are typically higher in the second and third quarter in support of seasonally high enrollments. We anticipate that these seasonal trends will continue.

Liquidity and Capital Resources

        On August 30, 2002, we amended our license agreement with Le Cordon Bleu Limited to reduce the royalty rate payable on eligible culinary revenues from eight percent to two percent from September 1, 2002, through December 31, 2008. As consideration for the royalty rate reduction, we paid Le Cordon Bleu Limited a one-time royalty fee of $40.0 million with cash generated from operating activities and funds obtained under our prior credit agreement. In connection with the amendment, we also issued Le Cordon Bleu Limited an option to purchase 200,000 shares of our common stock.

        On September 3, 2002, we acquired all the issued and outstanding stock of Missouri College, Inc. The purchase price, subject to adjustment, of approximately $6.1 million, excluding estimated acquisition costs of approximately $0.4 million, was paid in cash with funds obtained under our prior credit agreement.

        On February 18, 2003, we acquired 100% of the issued and outstanding stock of Formastrat SA and its subsidiaries, also known as the INSEEC Group, for approximately $18.9 million, including assumed debt of $3.2 million and excluding estimate acquisition costs of approximately $1.8 million, primarily with funds obtained under our U.S. Credit Agreement.

        On July 1, 2003, we acquired 100% of the issued and outstanding stock of Whitman Education Group, Inc. for approximately $244.4 million, excluding estimated acquisition costs of approximately $4.5 million. The cash portion of the purchase price of approximately $95.4 million and cash consideration paid to Whitman option holders of approximately $23.4 million was paid primarily with funds obtained under our U.S. Credit Agreement. Whitman shareholders also received an aggregate of approximately 4.4 million shares of our common stock in connection with the transaction.

        On August 5, 2003, we acquired certain assets and assumed certain liabilities of Western School of Health and Business Careers for approximately $7.5 million, excluding estimated acquisition costs of $0.4 million. The portion of the purchase price, subject to adjustment, due at closing of approximately $4.0 million was paid primarily with funds obtained under our U.S. Credit Agreement. The remainder of the purchase price, subject to adjustment, of approximately $3.5 million is payable upon approval of the acquisition by the United States Department of Education, which is expected to occur within 90 days of the acquisition date.

        We finance our operating activities and our internal growth primarily through cash generated from operations. We finance acquisitions primarily through funding from a combination of equity issuances, credit facility borrowings, and cash generated from operations. Net cash provided by operating activities increased from $51.4 million during the nine months ended September 30, 2002 to 120.0 million during the nine months ended September 30, 2003. This increase is primarily attributable to a $21.8 million decrease in net operating assets and liabilities during the nine months ended September 30, 2003 relative to a $15.6 million increase in net operating assets and liabilities during the nine months ended September 30, 2002. Excluding the impact of our August 30, 2002 royalty payment to Le Cordon Bleu, cash flows from operating activities during the nine months ended September 30, 2002 was $91.4 million. Excluding the impact of cash paid to former Whitman option holders during July 2003 of approximately $23.4 million, cash flows from operating activities during the nine months ended September 30, 2003 was approximately $143.4 million.

        Net cash provided by operating activities during the third quarter of 2003 was $57.5 million. Net cash used in operating activities during the third quarter of 2002 was $14.7 million. The increase in cash provided by operating activities is primarily attributable to a $18.5 million decrease in net operating assets and liabilities during the third quarter of 2003 relative to a $39.9 million increase in net operating assets and liabilities during the third quarter of 2002. Excluding the impact of our August 30, 2002 royalty payment to Le Cordon Bleu, cash flows from operating activities during the third quarter of 2002 was $25.3 million. Excluding the impact of cash paid to former Whitman option holders during July 2003 of approximately $23.4 million, cash flows from operating activities during the third quarter of 2003 was approximately $80.9 million.

        Capital expenditures increased from $40.8 million during the first nine months of 2002 to $53.4 million during the first nine months of 2003. Capital expenditures during the first nine months of 2003 included, among other things, investments in leasehold improvements in connection with new and expanded facilities and capital equipment purchases necessitated by increasing student population. Approximately 50% of our total capital expenditures during the first nine months of 2003 were made in connection with expansion projects and information system improvements in support of future growth. We expect capital expenditures to be approximately $88.0 million to $93.0 million during 2003 as new schools are acquired or opened, student population increases, and current facilities and equipment are upgraded and expanded. We finance capital expenditures primarily with cash generated from operations.

        Net receivables increased $29.6 million or 36%, from $82.3 million as of December 31, 2002 to $111.9 million as of September 30, 2003. Quarterly Days Sales Outstanding (DSOs) were 33 days as of September 30, 2003, which represented a five day decrease from quarterly DSOs as of September 30, 2002 of 38 days. The decrease in DSOs from September 30, 2002 to September 30, 2003 is attributable primarily to the implementation of more aggressive cash collection practices and stricter credit standards instituted during the third quarter of 2003.

        Deferred tuition revenue increased $52.7 million or 100%, from $52.9 million as of December 31, 2002 to $105.6 million as of September 30, 2003. The increase is attributable primarily to an increase in student population and the implementation of more aggressive cash collection practices.

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

        Under our current U.S. Credit Agreement, we may borrow up to the U.S. dollar equivalent of $200.0 million in U.S. dollars and various foreign currencies under a revolving credit facility and obtain up to the U.S. dollar equivalent of $100.0 million in standby letters of credit in U.S. dollars and various foreign currencies. Outstanding letters of credit reduce the availability of borrowings under the revolving credit facility. At any time during the three-year period after December 19, 2002, provided no default under the U.S. Credit Agreement then exists and subject to adequate subscription fulfillment, we may, upon notice to, but without the consent of, the administrative agent and the lenders, increase the revolving credit facility under our U.S. Credit Agreement up to the U.S. dollar equivalent of $275.0 million. Subject to the satisfaction of certain conditions precedent under the U.S. Credit Agreement, we may prepay outstanding loans under the U.S. Credit Agreement at any time and without penalty. The stated maturity of our U.S. Credit Agreement is December 19, 2007.

        Borrowings under the U.S. Credit Agreement bear interest at variable rates per annum that are tied to the prime rate and the eurocurrency rate as follows:

  (1)
  the higher of (a) the U.S. administrative agent's prime rate or (b) the federal funds rate plus 50 basis points, plus a specified number of basis points, ranging from 0 to 50 (based on our consolidated leverage ratio) or

  (2)
  the British Bankers Association Interest Settlement Rate, plus a specified number of basis points, ranging from 75 to 150 (based upon our consolidated leverage ratio).

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

        As of September 30, 2003, we had outstanding under our U.S. Credit Agreement revolving loans totaling $65.7 million and outstanding letters of credit totaling $16.1 million. The availability under our U.S. Credit Agreement as of September 30, 2003 was $118.2 million.

        Our domestic subsidiaries, jointly and severally, have guaranteed repayment of our obligations under the U.S. Credit Agreement. Under the U.S. Credit Agreement, we are limited in our ability to take certain actions, including, among other things, consummating certain acquisitions or mergers, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring other debt in excess of specified amounts, prepaying other debt, and making certain investments. We are also required to satisfy certain financial covenants on a periodic basis, including the maintenance of a maximum consolidated leverage ratio of 2.50:1 (during the current period), a minimum fixed charge coverage ratio of 1.50:1, a minimum level of consolidated net worth, and a minimum annual consolidated Department of Education financial responsibility composite score of 1.50. As of September 30, 2003, we were in compliance with the covenants of our U.S. Credit Agreement.

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

        Borrowings under the Canadian Credit Agreement bear interest at variable rates per annum that are tied to the prime rate and the eurocurrency rate as follows:

  (1)
  the higher of (a) the Canadian administrative agent's prime rate or (b) the average rate for 30-day Canadian Dollar Banker's Acceptances plus 75 basis points, plus a specified number of basis points, ranging from 0 to 50 (based on our consolidated leverage ratio) or

  (2)
  the British Bankers Association Interest Settlement Rate for Canadian dollars, plus a specified number of basis points, ranging from 75 to 150 (based upon our consolidated leverage ratio).

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

        CEC has guaranteed repayment of our Canadian subsidiaries' obligations under the Canadian Credit Agreement. Under the Canadian Credit Agreement, our Canadian subsidiaries are limited in their ability to take certain actions, including, among other things, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring other debt in excess of specified amounts, prepaying other debt, and making certain investments. As of September 30, 2003, our Canadian subsidiaries were in compliance with the covenants of our Canadian Credit Agreement.

        As of September 30, 2003, we had outstanding under our Canadian Credit Agreement revolving loans totaling $4.1 million. The availability under our Canadian Credit Agreement as of September 30, 2003 was $5.9 million.

        We rent most of our facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through 2023. We also finance the acquisition of certain equipment through capital lease agreements. At September 30, 2003, the principal balance of outstanding capital lease obligations was approximately $8.4 million.

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

        As of September 30, 2003, future minimum cash payments due under contractual obligations, including our credit agreements, non-cancelable operating and capital lease agreements and other arrangements, are as follows (in thousands):

	2003	2004	2005	2006	2007	2008 & Thereafter	Total
Revolving loans	$—	$—	$—	$—	$69,773	$—	$69,773
Capital lease obligations	1,230	3,393	1,510	723	585	2,319	9,760
Other long-term debt	3,894	15,717	—	—	—	—	19,611
Operating lease obligations	16,501	68,816	65,487	64,859	62,410	435,296	713,369
Long-term contractual obligations	21	698	527	—	—	9,679	10,925

Total contractual cash obligations	$21,646	$88,624	$67,524	$65,582	$132,768	$447,294	$823,438

        The United States Department of Education requires that we isolate unbilled Title IV Program funds that are collected in separate cash accounts until the students are billed for the program portion related to those Title IV Program funds. In addition, all funds transferred to our schools through electronic funds transfer program are held in a separate cash account until certain conditions are satisfied. As of September 30, 2003, the balance of such funds held in separate cash accounts is not significant. The restrictions on any cash held in these accounts have not significantly affected our ability to fund daily operations.

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

  •
  the effect of competitive pressures in the education industry; and

  •
  the factors discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risks Related to Our Business " in our Annual Report on Form 10-K/A for our fiscal year ended December 31, 2002.

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

        As of September 30, 2003, we had borrowings outstanding under our U.S. Credit Agreement of $15.7 million denominated in Euros and borrowings outstanding under our Canadian Credit Agreement of $4.1 million denominated in Canadian dollars.

        Our most significant exposure to changes in interest rates is limited to borrowings under revolving credit agreements that bear annual interest at variable rates tied to the prime rate and the eurocurrency rate. The weighted average annual interest rate of borrowings under these credit agreements was 2.2% at September 30, 2003. In addition, at September 30, 2003, we had capital lease obligations totaling $8.4 million bearing interest at a weighted average rate of 8.6%. We estimate that the book value of our debt instruments approximated their fair values as of September 30, 2003.

        We are subject to fluctuations in the value of the Canadian dollar, the Euro, and the British pound vis-à-vis the U.S. dollar. Our investment in our foreign operations as of September 30, 2003 is not significant, and the book values of the assets and liabilities of these operations at September 30, 2003 approximated their fair values.

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

We filed a Current Report on Form 8-K on July 2, 2003 to report our issuance of a press release announcing the consummation of our acquisition of Whitman Education Group, Inc. (Items 5 and 7 of Form 8-K).

We filed a Current Report on Form 8-K on July 14, 2003 to report the consummation of our acquisition of Whitman Education Group, Inc. and to reference certain financial information previously disclosed in connection with the acquisition. (Items 2 and 7 of Form 8-K).
We filed a Current Report on Form 8-K on July 23, 2003 to report our issuance of a press release announcing our second quarter 2003 earnings. (Items 7, 9 and 12 of Form 8-K).

We filed a Current Report on Form 8-K on August 22, 2003 to report our issuance of a press release announcing our acquisition of Western School of Health and Business Centers. (Items 5 and 7 of Form 8-K).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION
Date: November 11, 2003	By:	/s/ JOHN M. LARSON John M. Larson Chairman, President and Chief Executive Officer (Principal Executive Officer)
Date: November 11, 2003	By:	/s/ PATRICK K. PESCH Patrick K. Pesch Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

QuickLinks

CAREER EDUCATION CORPORATION QUARTER ENDED SEPTEMBER 30, 2003 INDEX
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