Form 10-K
period 2003-12-31
CAREER EDUCATION CORP
filed 2004-03-12
CIK 1046568

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number 0-23245

CAREER EDUCATION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3932190
(State of Incorporation)	(I.R.S. Employer ID No.)
2895 Greenspoint Parkway, Suite 600 Hoffman Estates, Illinois	60195
(Address of principal executive offices)	(zip code)

Registrant's telephone number, including area code: (847) 781-3600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $.01 par value
(Title of Class)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 75 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☒    No ☐

        The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, based upon the $34.15 per share closing sale price of the Registrant's Common Stock on June 30, 2003 (the last business day of the Registrant's most recently completed second quarter), was approximately $3,182,946,071. For purposes of this calculation, the Registrant's directors and executive officers have been assumed to be affiliates.

        The number of shares outstanding of the Registrant's Common Stock, par value $.01, as of March 10, 2004, was 100,312,362.

        Portions of the Registrant's Notice of Annual Meeting and Proxy Statement for the Registrant's Annual Meeting of Stockholders, scheduled to be held on May 21, 2004, are incorporated by reference into Part III of this Report.

CAREER EDUCATION CORPORATION

FORM 10-K

PART I

ITEM 1.    BUSINESS

        This Form 10-K contains "forward-looking statements," as defined in Section 21E of the Securities Exchange Act of 1934, that reflect our current expectations regarding our future growth, results of operations, performance and business prospects, and opportunities. We have tried to use words such as "anticipate," "believe," "plan," "expect," "intend," and similar expressions to identify these forward-looking statements. These statements are based on information currently available to us and are subject to risks and uncertainties, including those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risks Related to Our Business", that could cause our actual growth, results of operations, performance and business prospects, and opportunities to differ from those expressed in, or implied by, these statements.

Overview

        We are a provider of private, for-profit, postsecondary education, with 78 campuses throughout the United States, Canada, France, the United Kingdom, and the United Arab Emirates. We also offer online education programs through our Online Education Group, which includes American InterContinental University Online and Colorado Technical University Online. Our total student population as of January 31, 2004, was approximately 83,200 students, including total student population of our Online Education Group as of January 31, 2004 of approximately 12,200 students. Our schools enjoy long operating histories and offer a variety of doctoral degree, master's degree, bachelor's degree, associate degree, and diploma programs in career-oriented disciplines within our core curricula of:

  •
  Visual Communication and Design Technologies: These programs include desktop publishing, graphic design, fashion design, interior design, graphic imaging, web page design, animation, photography, and visual journalism.

  •
  Information Technology: These programs include PC/LAN, PC/Net, computer technical support, computer network operation, computer information management, and computer programming.

  •
  Business Studies: These programs include business administration, business operations, e-commerce, merchandising management, criminal justice, paralegal studies, education, and hospitality management.

  •
  Culinary Arts: These programs include culinary arts, hotel and restaurant management, and pastry arts.

  •
  Health Education: These programs include healthcare management, dental office administration, medical massage science, medical office administration, medical assisting, dental assisting, medical administrative assisting, and massage therapy.

        We have identified these career-oriented fields of study as areas with highly motivated students, strong entry-level employment opportunities, and ongoing career and salary advancement potential.

        We have experienced significant growth both organically and through acquisitions. Since our inception in January 1994, we have completed 26 acquisitions and have opened eight branch start-up campuses. We have acquired schools that we believe possess strong curricula, leading reputations, and broad marketability, but that have been under managed from a marketing and/or financial standpoint. We seek to apply our expertise in operations, marketing, and curriculum development, as well as our financial strength, to improve the performance of these schools.

        Our schools are summarized in the following table:

School	Year Founded	Date Opened/ Acquired	Principal Curricula(1)	Degree Granting
Collins College	1978	1/94	IT, VC
Tempe, AZ				Yes
Brooks College	1970	6/94	IT, VC
Long Beach, CA				Yes
Allentown Business School	1869	7/95	B, IT, VC, HE
Allentown, PA				Yes
Brown College	1946	7/95	B, CA, IT, VC, HE
Mendota Heights, MN				Yes
Western Culinary Institute	1983	10/96	CA
Portland, OR				Yes
International Academy of Design & Technology	1967	2/97	B, IT, VC, HE
Fairmont, WV				Yes
Pittsburgh, PA				Yes
The Katharine Gibbs Schools	1911	5/97	B, IT, VC
Boston, MA				Yes
Melville, NY				Yes
Montclair, NJ				Yes
New York, NY				Yes
Norwalk, CT				Yes
Piscataway, NJ				No
Providence, RI				No
International Academy of Design & Technology	1977	6/97	B, IT, VC
Chicago, IL				Yes
Tampa, FL				Yes
International Academy of Design & Technology	1983	6/97	B, IT, VC
Montreal, PQ				No
Toronto, ON				No
California School of Culinary Arts	1994	3/98	CA
South Pasadena, CA				Yes
Scottsdale Culinary Institute	1986	7/98	CA
Scottsdale, AZ				Yes
Harrington College of Design	1931	1/99	VC
Chicago, IL				Yes
McIntosh College	1896	3/99	B, CA, IT, VC, HE
Dover, NH				Yes
Briarcliffe College	1966	4/99	B, IT, VC
Bethpage, NY				Yes
Patchogue, NY				Yes
Brooks Institute of Photography	1945	6/99	VC
Santa Barbara, CA				Yes
Gibbs College	1950	12/99	B, IT, VC
Vienna, VA				Yes

The Cooking and Hospitality Institute of Chicago	1983	2/00	CA
Chicago, IL				Yes
California Culinary Academy	1977	4/00	CA
San Francisco, CA				Yes
SoftTrain College	1987	7/00	B, IT, VC
Toronto, ON				No
International Academy of Design & Technology	1975	10/00	IT, VC
Ottawa, ON				No
American InterContinental University	1970	1/01	B, IT, VC
Atlanta, GA (Dunwoody and Buckhead)				Yes
Dubai, United Arab Emirates				Yes
Los Angeles, CA				Yes
Ft. Lauderdale, FL				Yes
London, United Kingdom				Yes
Washington, DC(2)				Yes
Online				Yes
International Academy of Design & Technology(3)	2001	1/01	IT, VC
Orlando, FL				Yes
Katharine Gibbs School(3)	2001	1/01	IT, VC
Philadelphia, PA				No
Texas Culinary Academy	1985	8/01	CA
Austin, TX				Yes
Pennsylvania Culinary Institute	1986	12/01	CA
Pittsburgh, PA				Yes
Orlando Culinary Academy(3)	2002	1/02	CA
Orlando, FL				Yes
Brooks College(3)	2002	2/02	IT, VC
Sunnyvale, CA				Yes
Missouri College	1963	9/02	IT, VC, HE
St Louis, MO				Yes
The INSEEC Group	1975	2/03	B, VC, HE
Bordeaux, France				Yes
Lyon, France				Yes
Paris, France				Yes
Colorado Technical University	1965	7/03	B, IT, VC
Colorado Springs, CO				Yes
Denver, CO				Yes
Sioux Falls, SD				Yes
Online				Yes
Sanford-Brown College	1866	7/03	B, HE, IT
Fenton, MO				Yes
Granite City, IL				Yes
Hazelwood, MO				Yes
North Kansas City, MO				Yes
St. Charles, MO				Yes

Ultrasound Diagnostic Schools (4)	1977	7/03	HE
Atlanta, GA				Yes
Carle Place, NY				Yes
Dallas, TX				Yes
Elmsford, NY				Yes
Houston, TX				Yes
Iselin, NJ				Yes
Jacksonville, FL				Yes
Landover, MD				Yes
Lauderdale Lakes, FL				Yes
Middleburgh Heights, OH				Yes
Springfield, MA				Yes
Tampa, FL				Yes
Trevose, PA				Yes
Le Cordon Bleu College of Culinary Arts Las Vegas (3)	2003	7/03	CA
Las Vegas, NV				Yes
Western School of Health and Business Careers	1980	8/03	B, HE, IT
Pittsburgh, PA
Monroeville, PA				Yes
Le Cordon Bleu College of Culinary Arts Atlanta (3)	2003	10/03	CA
Atlanta, GA				Yes
International Academy of Design and Technology (3)	2003	10/03	VC
Detroit, MI				Yes
American InterContinental University (3)	2003	10/03	B, IT, VC
Houston, TX				Yes

(1)
Our schools offer degree and diploma programs within our core curricula of business studies ("B"), culinary arts ("CA"), information technology ("IT"), visual communication and design technologies ("VC"), and health education ("HE").

(2)
The Washington, D.C. facility stopped admitting new students in 2001 and was closed in 2002 after existing students completed their programs pursuant to a teach-out agreement. Further references to this campus throughout this Annual Report on Form 10-K have been excluded.

(3)
These schools were not acquired but rather opened by us as new start-up campuses. New start-up campuses have been opened as branch campuses of an existing main campus location. The U.S. Department of Education considers the main campus and its branch campuses as one institution for reporting purposes.

(4)
We are currently in the process of renaming certain Ultrasound Diagnostic School campuses Sanford-Brown Institute.

Industry Background

        Based on estimates for the 2001-2002 academic year by the U.S. Department of Education ("DOE"), postsecondary education is an approximately $315.5 billion industry in the U.S., with approximately 15.6 million students obtaining some form of postsecondary education. According to the DOE, the number of students within the postsecondary education industry is expected to grow by 17% to approximately 18.2 million students by 2012. In the 2000-2001 academic, the DOE estimated that approximately 3.6 million students were enrolled in 2,484 private, degree-granting schools.

        Total federal aid available to support postsecondary education was estimated to exceed $105 billion during the 2002-2003 academic year and has grown approximately 338% from $24 billion during the 1991-1992 academic year. Of the total amount of federal funding available, the federal government lent approximately $48 billion to qualified students during the 2002-2003 academic year, almost triple the amount lent to students during the 1991-1992 academic year. State, local, and third-party private lenders are also available to fund students' postsecondary education.

        Several national economic, demographic, and social trends are converging to contribute to growing demand for career-oriented postsecondary education:

        Changes in Workplace Demands.    The workplace is becoming increasingly knowledge-intensive. Rapid advances in technology have intensified demands on employers and their employees, requiring many new workers to have some form of education beyond the high school level. More advanced technological skills required for entry-level jobs are spurring demand for specialized career-oriented training that may not be provided by many traditional two-year and four-year colleges. The Bureau of Labor Statistics, U.S. Department of Labor, projects that between 2000 and 2010, jobs requiring a bachelor's or higher degree are expected to increase approximately 22%, jobs requiring an associate degree are expected to increase approximately 32%, and jobs requiring postsecondary vocational training are expected to increase approximately 18%. Approximately 34% of the students in our U.S. accredited institutions are enrolled in bachelor's, master's, and doctoral degree programs, 48% are enrolled in associate degree programs, and 18% are enrolled in diploma/certificate programs. Our Canadian schools do not grant degrees, and, therefore, their programs are classified as "diploma/certificate" programs. Furthermore, career-oriented schools generally have the ability to react quickly to the changing needs of the business and industrial communities. Additionally, to meet new workplace demands, many major employers are now using career-oriented institutions on a contractual basis to provide customized training for their employees.

        Increasing Numbers of High School Graduates.    During the 2001-2002 academic year, U.S. high school graduates represented over 2.8 million new prospective postsecondary students. From the 2001-2002 academic year through the 2011-2012 academic year, the number of high school graduates is projected to increase by 11% to 3.1 million. During the 18 years prior to 1993, the number of high school graduates had been declining. However, this trend has changed favorably as children of the "baby boom" generation are entering their high school years. These members of the "echo boom," as it is commonly known, are expected to contribute significantly to an increase in enrollment in postsecondary educational programs to as high as 18.2 million students by the 2011-2012 academic year, an increase of 17% from approximately 15.6 million in the 2001-2002 academic year.

        Growing Demand for Postsecondary Education.    High school graduates and adults are seeking postsecondary education in increasing numbers. The U.S. Department of Labor estimates that among the 2.8 million high school graduates in 2002, approximately 1.8 million or 65% pursued some form of postsecondary education the following fall. The U.S. Department of Labor projects the number of jobs requiring at least an associate degree to grow by 32% between 2000 and 2010. The continuing trend toward corporate downsizing and resulting layoffs is expected to increase enrollment in postsecondary programs as individuals seek to enhance their skills or re-train for new job requirements.

        Proliferation of Online Education.    Over the years, many adults have suppressed desires to return to school due to the many challenges of integrating school-related responsibilities with the demands of families and employment. However, the recent proliferation of online learning and other distance education alternatives is now enabling many adults to pursue postsecondary education. The DOE estimates that the number of degree-seeking students taking online courses will grow at a compound rate of 33% per year during the next several years. According to the DOE's most recent study on online education, during the 2000-2001 academic year, enrollment in college-level, credit-granting, distance education courses totaled 2.9 million students. The types of online programs and offerings vary significantly and include, among others, (1) fully online programs that permit students to complete 100% of required coursework online with no campus based component, (2) hybrid programs that combine campus-based courses with an online component, and (3) supplemental online programs that enable campus-based students to complete some coursework online. Additionally, online programs often offer the convenience and flexibility of an asynchronous format, whereby students can log on at any time to participate in the learning process.

        Growing Demand for Health Education.    According to the National Center for Health Statistics, life expectancy in the U.S. has risen to 77 years. As Americans have aged, the demand for healthcare professionals has increased significantly. According to the U.S. Department of Labor, 13% of all newly created jobs in the U.S. between 2002 and 2012 are estimated to be in the healthcare field, and five of the 10 fastest-growing occupations in the U.S. are healthcare occupations. As a result, health education has become one of the fastest growing segments of the postsecondary education industry.

        Recognition of the Value of Postsecondary Education.    Over the years, the difference between the earnings of adults who have completed at least a bachelor's degree and the earnings of their counterparts who have completed no more than a high school education has increased. According to a 2002 U.S. Census Bureau survey, the average graduate with a bachelor's degree is expected to earn $1.0 million more during the course of his or her career than an individual with only a high school diploma. We believe that prospective students are increasingly cognizant of this income premium and other improvements in career prospects associated with postsecondary education. More specifically, according to the U.S. Department of Commerce, on average, in 1999, an individual with an associate degree earned approximately 25% more than did an individual who had completed no more than a high school education, and an individual with a bachelor's degree earned approximately 65% more than did an individual who had completed no more than a high school education. Independent research studies have demonstrated that prospective students consider these benefits when making their education decisions.

        Reduction in Public Education Funding.    The reduction of state or provincial and local funding of many public educational institutions in recent years has forced many such educational institutions to decrease spending on general operations and refrain from increasing capacity. As a result, some public schools have become under-funded and overcrowded. This trend, along with a general increase in postsecondary enrollment as a result of a projected increase in high school graduates, may provide an opportunity for proprietary institutions to serve the postsecondary education needs of individuals who would have otherwise attended public schools. For example, according to the National Center for Education Statistics, in 1995, no for-profit institutions ranked among the top 10 U.S. postsecondary institutions in terms of student population. However, by the fall of 2003, five for-profit institutions were listed among the 10 most densely populated U.S. postsecondary institutions.

        We believe that private, for-profit, career-oriented schools are uniquely positioned to take advantage of these national trends. We also believe that similar factors are creating a favorable climate for career-oriented, postsecondary education in Canada, Europe, and other international markets.

Business and Operating Strategy

        Our objective is to become the leading provider of quality, private, for-profit, postsecondary education. Our business and operating strategy is driven by this objective and has enabled us to achieve significant improvements in the performance of our schools. We believe this strategy will enable us to continue to capitalize on the favorable economic, demographic, and social trends that are driving demand for career-oriented education, thereby strengthening our position as one of the premier, professionally-managed systems of career-oriented, postsecondary educational institutions. The key elements of our business and operating strategy are as follows:

        Focusing on Core Curricula.    Our schools offer educational programs principally in one or more of the following five career-oriented fields of study:

  •
  visual communication and design technologies, offered at 42 schools

  •
  information technology, offered at 43 schools

  •
  business studies, offered at 44 schools

  •
  culinary arts, offered at 12 schools

  •
  health education, offered at 27 schools

        We perceive a growing demand and believe there are many entry-level positions and ongoing career and salary advancement potential for individuals who have received advanced training in these particular fields. We recognize that these employment opportunities attract highly interested and motivated students, including both recent high school graduates and adults, seeking formal training and degrees, diplomas, and certificates evidencing their knowledge and skills.

        Adapting and Expanding Educational Programs.    We strive to meet the changing needs of our students and the employment market. In doing so, we continually refine and adapt our courses to ensure that both students and employers are satisfied with the quality and breadth of our educational programs. Through various means, including student and employer surveys and curriculum advisory boards comprised of business and community members, our schools regularly evaluate their program offerings and consider (1) revisions to existing classes and programs and (2) the introduction of new courses and programs of study within our core curricula. We are also able to leverage programs that have been successful at a particular school by selectively duplicating these programs at other schools within our system. In 2003, we successfully duplicated approximately 50 programs, and an additional 50 program duplications are expected in 2004.

        Investing for Future Growth.    We make substantial investments in our people, facilities, management information systems, and classroom technologies to prepare for continued growth. We devote particular attention to attracting and retaining quality, high-integrity managers at both the corporate and school level and focus on employee development in order to facilitate internal promotions. We make substantial investments in facilities and classroom technologies to attract, retain, and prepare students for the increasing technical demands of the workplace. Additionally, we have made significant investments in our management information systems in order to maintain effective and expedient communication within our organizational structure and to ensure the smooth integration of newly acquired schools and newly opened branch campuses. During 2003, the amount we invested in capital expenditures represented approximately 8.4% of our revenues, and we similarly expect the amount invested in capital expenditures during 2004 to represent approximately 8.5% of our revenues.

        Emphasizing School Management Autonomy and Accountability.    We provide significant autonomy and appropriate performance-based incentives to our campus-level managers. We believe these policies foster an important sense of local, school-level responsibility for achieving specific campus performance objectives. We also believe that our willingness to grant local autonomy provides us with a significant advantage in recruiting and retaining highly-motivated individuals with an entrepreneurial spirit. Management of each of our campuses is principally directed by a campus president and local managers, who are accountable for the campus' operations and profitability. Divisional oversight ensures adherence to business plans, while business strategy, information technology, finance, and certain accounting functions are centralized at our executive offices in Hoffman Estates, Illinois. When a new school is acquired, we evaluate the capabilities of existing campus management personnel in order to determine the need for additional or stronger managers in key areas and, where necessary, take appropriate action by hiring new managers or assigning experienced personnel to the school's campuses. This strategy contributes to our ability to rapidly integrate acquired schools into our system.

        Direct Response Marketing.    We seek to increase school enrollment and profitability through intensive local, regional, national, and Internet-based direct response marketing programs designed to maximize each school's market penetration. Because many of our schools were significantly under-marketed prior to their acquisition, we believe that significant benefits can result from carefully-crafted, targeted marketing programs that leverage schools' curriculum strength and brand name recognition. We continually strive to design marketing programs tailored to each of our existing and newly acquired or opened schools to highlight their strengths and improve student lead generation and student enrollment rates. Our management uses a diversified media, direct response approach, including direct mail, Internet-based advertising, infomercials, other television-based advertising, newspaper advertising, and other print media, to attract potential students from both the high school and adult population.

        Improving Student Retention.    We continually emphasize the importance of student retention at each of our schools. Because, as at any postsecondary educational institution, a portion of our students fail to complete their educational programs for a variety of personal, financial, or academic reasons, significant increases in revenue and profitability can be achieved through modest improvements in student retention rates. Our costs to keep current students in school are much less than the expense of the marketing efforts associated with attracting new students. Therefore, we strive to improve retention by treating each student as a valued customer and directing school personnel to establish personal relationships with our students. We consider student retention the responsibility of the entire staff of each school, from admissions to faculty and administration to career counseling services, and provide resources and support for the retention efforts developed by our local school administrators

        In addition, our corporate staff regularly monitors the retention rates of each of our schools and provides feedback and support to local school administrators. During 2003, the retention rate of our Colleges, Schools and Universities segment was approximately 67%, and the retention rate of our Online Education Group segment was approximately 70%. This rate was determined in accordance with the standards set forth by the Accrediting Council for Independent Colleges and Schools, which determines annual retention rates by dividing the total number of student withdrawals or dismissals by the sum of (1) beginning student population, (2) new starts and (3) student re-enters and subtracting the resulting quotient from 1.

        Emphasizing Employment of Graduates.    We consider student placement a high priority. We believe that the high rates of employment for graduates of our schools enhance the overall reputation of the schools as well as their ability to attract new students. High placement rates also lead to low student loan default rates, which are necessary to allow our schools to continue to participate in federal student financial aid programs. As of December 31, 2003, approximately 93% of our Colleges, Schools and Universities segment graduates and 97% of our Online Education Group segment graduates who were available for employment for the academic year beginning July 1, 2002 and ended June 30, 2003, had found employment in their fields of study, or related fields of study. We are committed to maintaining or improving these graduate employment rates, and newly acquired or opened schools are expected to achieve similar graduate employment success standards.

Growth Strategy

        We believe we can achieve superior long-term growth in revenue and profitability by continuing to exhibit strong organic growth, acquiring additional schools, and developing branch campuses of existing main campus locations. We also believe we can achieve additional growth by continuing to grow our Online Education Group and expanding our international presence. To most effectively manage our growth, we have segregated our operations into two distinct operating segments, the Colleges, Schools and Universities ("CSU") segment and the Online Education Group ("OEG") segment. The CSU segment represents an aggregation of our traditional brick-and-mortar, campus-based schools and provides educational services primarily in a classroom or laboratory setting. The OEG segment, which includes American InterContinental University Online and Colorado Technical University Online, delivers educational services online through internet-based courses.

        Continuing Organic Growth of Campus-Based Education.    We believe that our existing 78 campuses can continue to achieve significant organic growth in enrollment, revenue, and profitability. We are executing our business and operating strategy, including all of the elements described above, to accomplish this growth.

        Acquiring Additional Schools.    To date, we have grown primarily by acquiring new schools in the U.S. and internationally, and then applying our expertise in marketing and school management to increase the enrollment, revenue, and profitability of those schools. We expect that acquisitions will continue to be an important element of our growth strategy. We have an active acquisition program and, on an ongoing basis, engage in evaluations of and discussions with possible acquisition candidates, including evaluations and discussions relating to acquisitions that may be material in size or scope.

        We make selective acquisitions of career-oriented schools with quality educational programs and capable faculty and operations staff that stand to benefit from our educational focus and marketing and operating strengths. We target schools that we believe have the potential to generate superior financial performance. Generally, such schools demonstrate many of the following characteristics:

  •
  "Schools of Choice"—Possessing leading reputations in career-oriented disciplines within local, regional, or national markets;

  •
  Success—Demonstrating the ability to attract, retain, and place students, while meeting applicable federal and state regulatory criteria and accreditation standards;

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

        We analyze prospective acquisition targets for their long-term profit potential, enrollment potential, long-term demographic trends, concentration of likely employers within the region, level of competition, facility costs, and availability and quality of management and faculty. We carefully investigate any prospective acquisition target for its history of regulatory compliance, both as an indication of future regulatory costs and compliance issues and the school's overall condition. Significant regulatory compliance issues in a school's past will generally remove a school from our consideration as an acquisition candidate.

        After we complete an acquisition, we immediately begin to apply our business strategy to increase enrollment and improve the acquired school's profitability. We assist acquired schools in achieving their potential through a highly focused and active management role and capital contributions. We selectively commit resources to improve marketing, advertising, student placement, administration, and regulatory compliance at each acquired school. We may also commit further resources to enhance management depth. We typically retain acquired schools' brand names to take advantage of their established reputations in local, regional, and national markets as "schools of choice."

        By acquiring additional schools, we are also able to realize economies of scale in terms of, among other things, our management information systems, finance, accounting and audit functions, employee benefits, and insurance procurement. We also benefit from the exchange of ideas among school administrators regarding faculty and curriculum development, student recruitment and retention, financial aid, and student placement.

        Opening New Start-up Campuses.    To date, we have opened eight new start-up campuses (four in 2003, two in 2002, and two in 2001), and we expect to continue to establish schools at new locations in the future. Our new start-up campuses are opened as branch campuses of an existing main campus location. The main campus and its branch campuses are considered by the DOE as one institution for reporting purposes. Opening branch campuses enables us to capitalize on new markets or geographic locations that exhibit strong enrollment potential and/or the potential to establish a successful operation in one of our core curricula. We believe that opening new start-up campuses compliments our acquisition activity, as it allows us to continue our growth strategy even if appropriate acquisition opportunities within a particular geographic region or core curricula area are not readily available.

        Expanding our Online Education Group.    We continue to invest in our rapidly growing Online Education Group segment. In February 2001, we began enrolling full-time, degree-seeking students into 100% online, accelerated degree programs within American InterContinental University Online ("AIU Online"). AIU Online subsequently opened for instruction in April 2001. In July 2003, as part of our acquisition of the Whitman Education Group, Inc., we acquired Colorado Technical University ("CTU"), which has provided us with a new platform to further expand our online presence. CTU Online, CTU's online division, subsequently opened for instruction in October 2003. Our OEG segment offers 27 degree programs in business administration, information technology, visual communications, healthcare management, criminal justice, and education. As of January 31, 2004, we had a total online student population of approximately 12,200, compared to an online student population of approximately 3,000 as of January 31, 2003.

        Expanding Internationally and Recruiting International Students.    We believe that trends similar to those impacting the market for postsecondary, career-oriented education in the U.S. and Canada are occurring outside of North America. As a result, we believe that there may be significant additional international opportunities in private, for-profit, postsecondary education. In February 2003, we acquired a group of schools in France and may continue to acquire operations outside of North America. We will also continue our marketing efforts in selected foreign countries to increase international student enrollments at our domestic schools and in our online education programs.

Student Recruitment

        Our schools seek to attract students with both the desire and ability to complete their academic programs. Therefore, to produce interest among potential students, each of our schools engages in a wide variety of marketing activities. Each school's admissions office is responsible for identifying individuals interested in attending our schools ("leads") and acting as the prospective students' primary contact, providing information to help them in making an enrollment decision and assisting them with the completion of the enrollment process. Admissions representatives interview and advise prospective students interested in specific careers to determine the likelihood of success in completing their chosen educational programs. Our schools currently employ approximately 1,300 admissions representatives, each of whom focuses his or her efforts on one or more of the following recruiting areas:

  •
  Local market;

  •
  High school;

  •
  Out-of-area;

  •
  International; and

  •
  Internet.

        Leads are generated in a number of ways, including:

        Referrals.    We believe that the reputation of our schools in local, regional, and national business communities and the recommendations of satisfied former students are important factors contributing to success in recruiting new students.

        Collection of student interest cards at high school presentations made by our school representatives. High school presenters conduct informational programs at local secondary schools and collect student interest cards for future follow-up. The interpersonal relationships formed between students and high school counselors and faculty may have significant influence over a potential student's choice of school. We believe that the brand awareness of our schools assist presenters in gaining access to counselors and that the relationships of our schools' presenters with the counseling departments of local high schools are strong.

        Direct mail and e-mail solicitation campaigns.    We purchase direct mail and e-mail lists from a variety of sources, and we mail brochures and send e-mails to prospective students regularly during the course of the year.

        Advertising placed in a variety of media.    Each school develops advertising for a variety of media, including Internet-based, television, and print advertising, which is run locally, regionally, and, sometimes, nationally. Internet-based advertising consists of e-mail campaigns, as mentioned above, co-branded micro-sites, banner advertisements, and branded school web sites. We believe Internet-based advertising offers a fast and cost-effective way to reach a targeted population.

        We closely monitor the effectiveness of our marketing efforts. We estimate that in 2003, Internet-based leads were responsible for generating approximately 36% of our total starts, television and print media advertising leads were responsible for generating approximately 23% of our total starts, referral leads were responsible for generating approximately 20% of our total starts, high school leads were responsible for generating approximately 6% of our total starts, direct mailing leads were responsible for generating approximately 6% of our total starts, and leads from other marketing methods were responsible for generating approximately 9% of our total starts.

        Each school also has a website containing extensive information about the school and online enrollment capability. We expect this web-based information and enrollment capability to become an increasingly important, effective, and efficient aspect of our admissions activity.

Student Admissions and Retention

        The admissions and entrance standards of each school are designed to identify those students who are best equipped to meet the requirements of their chosen fields of study and successfully complete their programs. In evaluating prospective students, we seek individuals with, among other things, a strong desire to learn, passion for their area of interest, and initiative. We believe that a success-oriented student body results in higher retention and placement rates, increased student and employer satisfaction, and lower student default rates on government loans. To be qualified for admission to one of our schools, each applicant must have received a high school diploma or a General Education Development certificate. Several of our schools also require applicants to obtain certain minimum scores on academic assessment examinations.

        We recognize that our ability to retain students until graduation is an important indicator of our success and that modest improvements in retention rates can result in meaningful increases in school revenue and profitability. As with other postsecondary educational institutions, many of our students do not complete their programs for a variety of personal, financial, or academic reasons. Student retention is considered the responsibility of each department within the school. To minimize student withdrawals, faculty and administrative staff members at each of our campuses strive to establish personal relationships with students. Each school devotes staff resources to advising students regarding academic and financial matters, part-time employment, and other factors that may affect their success. In addition, our corporate staff regularly monitors the retention rates at each of our schools and provides feedback and support to appropriate local school administrators.

Curriculum Development and Faculty

        We believe that curriculum is an important component of our operations, because students choose, and employers recruit from, career-oriented schools based on the type and quality of education offered and provided. The curriculum development efforts of our schools are a product of their operating partnership with students and the business and industrial communities.

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

        We also endeavor to enhance and maintain the relevancy of our curricula by soliciting ideas from students and employers through surveys and by requiring students in selected programs to complete an internship during their school experience. We have developed a number of techniques designed to both gain valuable industry insight for ongoing curriculum development and enhance the overall student experience. These techniques include classroom discussions with industry executives, part-time job placement within a student's industry of choice, and classroom analysis of case studies reflecting actual industry issues.

        Our school faculty members, many of whom are industry professionals, are in continuous contact and interact frequently with employers. Our schools hire a significant number of part-time faculty who hold positions in business and industry because specialized knowledge is required to teach many of the schools' courses and provide students with current, industry-specific training. Unlike traditional four-year colleges, instructors in our schools are not awarded tenure and are regularly evaluated based upon, in part, the results of student evaluations. As of January 31, 2004, our schools employed approximately 5,100 faculty members, of whom approximately 41% were full-time employees and approximately 59% were hired on a part-time, adjunct basis.

School Administration

        We provide significant operational autonomy and appropriate performance-based compensation to local school administrators who have demonstrated the ability to undertake this responsibility. Such a policy is based on our belief that success is driven by performance at the local level through enrollment growth and strong student retention and placement rates. In addition, while our schools tend to exhibit similar economic characteristics, each of our schools requires, to a certain extent, specific resources and operating strategies due to a variety of differing factors, including curriculum, demographics, geographic location, and size. Overall management of each of our schools is the primary responsibility of the school president, who is accountable for the school's operations and profitability. Each of our schools has five primary operating departments: admissions, financial aid, education, career services, and accounting.

        Business strategy, finance, and certain accounting functions are centralized at our corporate headquarters. Our corporate management develops long-term and short-term operating strategies for our schools and works closely with local administrators to accomplish their goals and ensure adherence to our strategy. We maintain stringent quality standards and controls at both the corporate and individual school levels. Activities at the corporate level include regular reporting processes that track the key indicators of each school's operations, including, among others, leads, enrollments, retention rates, placements, and financial data. This allows corporate management to monitor the performance of each school. At regular intervals, each school-level operating department is also required to compile quantitative information, including information on admissions, financial aid, academic performance, and placement, which is subsequently reviewed at the corporate and school levels.

Tuition and Fees

        Our schools bill students for tuition and other institutional charges based on the specific instructional format or formats of the school's educational programs. Currently, total tuition for completion of a diploma or certificate program offered by our schools, assuming full time attendance, ranges from $1,000 to $61,200, total tuition for completion of an associate degree program ranges from $12,600 to $56,100, total tuition for completion of a bachelor's degree program ranges from $20,000 to $98,100, total tuition for completion of a master's degree program ranges from $13,400 to $54,000, and total tuition for completion of a doctoral degree program ranges from $24,800 to $31,400. Students at our schools typically must also purchase textbooks and supplies as part of their chosen educational programs.

Graduate Employment

        We believe that the employment of graduates of our schools in occupations in their fields of study or related fields of study is critical to the reputation of the schools and their ability to continue to successfully recruit new students. A strong career services office is important to maintain and elevate a school's reputation and manage the loan default rate of former students.

        We devote a significant amount of time and resources to student placement, which we believe to be the ultimate indicator of our success. Beginning on the first day of student enrollment, student placement is stressed as a top priority at each of our schools. This approach heightens the students' awareness of the career services department and focuses students on their ultimate goal—job placement within their field of study. Moreover, our schools provide career development instruction, which addresses, among other things, the preparation of résumés and cover letters, interviewing skills, networking, and other essential job-search tools, and ongoing placement resources, which are regularly available to both current students and graduates. With such assistance, our graduates find employment with a wide variety of businesses located not only within the schools' local markets but also regionally and nationally.

        Each schools' career services department also plays a role in marketing the schools' curriculum to the business community in order to produce job leads for graduates. Career services departments also assist current students in finding part-time employment while attending school. These part-time placements often lead to permanent positions. As of December 31, 2003, approximately 250 employees worked in the career services departments of our schools, of which, approximately 50 worked as student employment coordinators who are primarily responsible for aiding students in obtaining part-time employment while attending school. Career services counselors participate in professional organizations, advisory boards, trade shows, and community events to keep apprised of industry trends and maintain relationships with key employers. Partnerships with local and regional businesses are established through internships and curriculum development programs to facilitate the placement of graduates in local and regional businesses. Additionally, during 2002, we launched a career services intranet site that allows all of our campuses to share job opportunities and hosted our first online virtual job fair.

        Based on information collected by us from graduating students and employers, we believe that of the 23,488 CSU students and 885 OEG students who graduated from our schools during the academic year beginning July 1, 2002 and ended June 30, 2003, 92.8% and 97.3%, respectively, of the 20,903 CSU available graduates and 847 OEG available graduates obtained employment in their fields of study, or in related fields of study. This excludes students who are continuing their education, in active military service, are medically unable to work, are deceased or incarcerated, and students from foreign countries who are legally ineligible to work in the U.S. Our CSU placement results include the effect of our 2003 acquisition of Whitman Education Group, Inc.

Technology

        We are committed to providing our students with access to the technology necessary for developing skills required to succeed in the careers for which they are training. Through regular consultation with business representatives, we ensure that all of our schools provide their students with industry-current computer hardware and software and equipment meeting industry-specific technical standards. In each program, students use the types of equipment that they will eventually use in their careers of choice. For example, graphic animation students use sophisticated computer multimedia animation and digital video editing equipment and supplies, and visual communication and design technologies students use computer-related design and layout technologies and digital pre-press applications.

Employees

        As of December 31, 2003, we had a total of approximately 7,400 full-time employees and approximately 3,500 part-time employees. A limited number of our employees are represented by unions, although such employees are not currently subject to collective bargaining agreements. We consider our relations with our employees to be good.

Competition

        The postsecondary education industry is highly fragmented and competitive, with no single institution claiming a significant market share. Our schools compete with traditional public and private two-year and four-year colleges and universities, other proprietary schools, including those that offer online education programs, and alternatives to higher education, such as immediate employment and military service. Private and public colleges and universities may offer courses of study similar to those offered by our schools. Some public institutions are able to charge lower tuition than our schools due, in part, to government subsidies, government and foundation grants, tax-deductible contributions, and other financial sources not available to proprietary schools. However, tuition at private, non-profit institutions is, on average, higher than the average tuition rates of our schools. Other proprietary, career-oriented schools also offer programs that compete with those of our schools. We believe that our schools compete with other educational institutions principally based upon the quality of their educational programs, their reputation in the business community, their costs of programs, and their graduates' ability to find employment. Some of our competitors in both the public and private sectors may have substantially greater financial and other resources than we have.

        Changes in the regulatory environment have stimulated continued consolidation in the postsecondary education industry. Regulations adopted in recent years have tightened standards for educational content, established strict standards for student loan default rates, required intensified scrutiny by state education agencies and accrediting agencies, and created more stringent standards for the evaluation of an institution's financial responsibility and administrative capability. As a result, some career-oriented schools have been forced to close because they lacked sufficient quality or financial resources or could not manage the increased regulatory burden. None of our schools have been forced to close due to insufficient quality or financial resources or ineffective regulatory management. Despite increasing demand, potential new entrants face significant barriers to entry due to the highly regulated nature of the industry and the considerable expense of start-up operations.

Financial Aid and Regulation

        Our schools and students in the U.S. and Canada, as well as U.S. students at our schools in the United Kingdom, participate in a wide variety of government-sponsored financial aid programs (i.e., programs administered by federal, state, provincial, and local government agencies). For this reason, our schools are subject to extensive regulatory requirements imposed by government funding agencies and other bodies. During the 2003 fiscal year, we derived approximately 61% of our revenue on a cash basis from such government-sponsored financial aid received by our students, and we estimate that approximately 73% of our students receive government-sponsored financial aid.

        Nature of Federal Support for Postsecondary Education in the U.S.    While many states support public colleges and universities primarily through direct state subsidies, the federal government provides a substantial part of its support for postsecondary education in the form of grants and loans to students who can use those funds at any institution that has been certified as eligible by the DOE. These federal programs are authorized by Title IV of the Higher Education Act of 1965, as amended, and are collectively referred to as the "Title IV Programs."

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

        Students at our schools may receive grants, loans, and work opportunities to fund their education under the following Title IV Programs, although not every school participates in all programs: (1) the Federal Family Education Loan ("FFEL") program, (2) the William D. Ford Federal Direct Loan ("FDL") program, (3) the Federal Pell Grant ("Pell") program, (4) the Federal Supplemental Educational Opportunity Grant ("FSEOG") program, (5) the Federal Perkins Loan ("Perkins") program, and (6) the Federal Work-Study ("FWS") program.

        FFEL.    Loans made under the FFEL program are federally guaranteed. Loans are made by banks and other lending institutions, but if a student or parent defaults on a loan, payment is guaranteed by a federally recognized guaranty agency, which is then reimbursed by the DOE. Students with financial need qualify for interest subsidies while in school and during grace periods. Our schools and their students use a wide variety of lenders and guaranty agencies and have not experienced difficulties in identifying lenders and guaranty agencies willing to make and guarantee FFEL loans.

        FDL.    Under the FDL program, students or their parents may obtain loans directly from the DOE rather than from commercial lenders. The conditions on FDL loans are generally the same as those on loans made under the FFEL program.

        Pell.    Under the Pell program, the DOE makes grants to students who demonstrate financial need.

        FSEOG.    FSEOG awards are designed to supplement Pell grants for the neediest students. An institution is required to make a 25% matching contribution for all federal funds received under this program.

        Perkins.    Perkins loans are made from a revolving institutional account, 75% of which is capitalized by the DOE and the remainder of which is funded by the institution. Each institution is responsible for collecting payments on Perkins loans from its former students and lending those funds to currently enrolled students.

        FWS.    Under the FWS program, federal funds are used to pay up to 75% of the cost of part-time employment of eligible students to perform work for the institution or certain off-campus organizations. The remaining 25% is paid by the institution or the employer.

        Regulation of Federal Student Financial Aid Programs for U.S. Schools.    To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by the relevant agencies of the state in which it is located, accredited by an accrediting agency recognized by the DOE and certified as eligible by the DOE. The DOE will certify an institution to participate in the Title IV Programs only after the institution has demonstrated compliance with the provisions of the Higher Education Act and the DOE's extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance with these requirements to the DOE on an ongoing basis. These standards are applied primarily on an institutional basis, with an institution defined as a main campus and its additional branch campus locations, if any.

        The substantial amount of federal funds disbursed through the Title IV Programs, the large numbers of students and institutions participating in those programs, and instances of fraud, waste, and abuse by some schools and students in the past have caused the U.S. Congress ("Congress") to require the DOE to increase its level of regulatory oversight. Under the Higher Education Act, accrediting agencies and state licensing agencies also have responsibilities for overseeing institutions, and continued approval by such agencies is necessary for an institution to maintain eligibility to participate in the Title IV Programs. As a result, each of our institutions is subject to detailed oversight and review and must comply with a complex framework of laws and regulations. Because the DOE periodically revises its regulations and changes its interpretation of existing laws and regulations, we cannot predict with certainty how the Title IV Program requirements will be applied in all circumstances.

        Significant factors relating to the Title IV Programs that could adversely affect us include the following:

        Legislative Action.    Political and budgetary concerns significantly affect the Title IV Programs. Congress must reauthorize the Higher Education Act approximately every six years, and the last reauthorization took place in 1998. Consequently, Congress has begun the process of reviewing and reauthorizing the Higher Education Act again, a process that is expected to be concluded in late 2004 or in 2005. We believe that this reauthorization will likely result in numerous changes to the Higher Education Act, but at this time we cannot determine what changes Congress will make. In addition, Congress reviews and determines federal appropriations for the Title IV Programs on an annual basis. Congress can also make changes to the laws affecting the Title IV Programs in those annual appropriations bills and in other laws it enacts in between the Higher Education Act reauthorizations. Since a significant percentage of our revenue is derived from the Title IV Programs, any action by Congress that significantly reduces the Title IV Program funding or the ability of our schools or students to participate in the Title IV Programs could have a material adverse effect on our business, results of operations or cash flows, or financial condition. Legislative action may also increase our administrative costs and require us to modify our practices in order for our schools to comply fully with the Title IV Program requirements.

        Student Loan Default Rates. A significant component of Congress' initiative to reduce abuse of the Title IV Programs has been the imposition of limitations on institutions whose former students' rates of default on the repayment of their federally guaranteed or funded student loans exceed specified levels. All of our institutions have implemented student loan default management programs aimed at reducing the likelihood of students failing to repay their loans in a timely manner. Those programs emphasize the importance of students complying with loan repayment requirements and provide for extensive loan counseling, methods to increase student persistence and completion rates and graduate employment rates, and proactive borrower contacts after students cease enrollment.

        An institution's cohort default rate under the FFEL and FDL programs is calculated on an annual basis as the rate at which student borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year. An institution whose cohort default rates equal or exceed 25% for three consecutive years will no longer be eligible to participate in the FFEL, FDL, or Pell programs for the remainder of the federal fiscal year in which the DOE determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. An institution whose cohort default rate under the FFEL or FDL program for any federal fiscal year exceeds 40% may have its eligibility to participate in all of the Title IV Programs limited, suspended, or terminated by the DOE.

        None of our 34 institutions participating in FFEL or FDL programs had an FFEL or FDL cohort default rate of 25% or greater during any of the last three federal fiscal years. The following table sets forth the FFEL and FDL cohort default rates for our institutions for federal fiscal years 2001, 2000, and 1999, the most recent years for which the DOE has published such rates:

	FFEL and FDL Cohort Default Rate
School
	2001	2000	1999
American InterContinental University
Atlanta, GA (Dunwoody and Buckhead) Dubai, United Arab Emirates, Los Angeles, CA, Ft. Lauderdale, FL and London, England	5.4%	6.4%	10.9%
Allentown Business School
Allentown, PA	10.3%	11.2%	9.2%
Briarcliffe College
Bethpage & Patchogue, NY	5.5%	5.9%	5.4%
Brooks College
Long Beach, CA	5.4%	6.1%	9.8%
Brooks Institute of Photography
Santa Barbara, CA	2.8%	6.8%	5.7%
Brown College
Mendota Heights, MN	6.5%	3.7%	9.5%
California Culinary Academy
San Francisco, CA	6.5%	5.6%	4.0%
California School of Culinary Arts*
Pasadena, CA	2.9%	0.0%	0.0%
Collins College
Tempe, AZ	9.1%	7.6%	9.9%
Colorado Technical University
Colorado Springs, CO, Denver, CO and Sioux Falls, SD	3.2%	4.8%	3.3%
The Cooking and Hospitality Institute of Chicago
Chicago, IL	18.6%	15.4%	10.1%
Gibbs College
Norwalk, CT	6.7%	9.6%	9.1%
Montclair, NJ and Piscataway, NJ	15.0%	11.4%	16.9%
Gibbs School
Vienna, VA	11.1%	5.9%	8.7%

Harrington Institute of Interior Design
Chicago, IL	1.9%	2.7%	1.7%
International Academy of Design & Technology
Chicago, IL	18.5%	13.1%	9.8%
Pittsburgh, PA and Fairmont, WV	12.4%	9.6%	9.1%
Tampa, FL and Orlando, FL	8.3%	7.9%	6.0%
The Katharine Gibbs Schools
Boston, MA	13.3%	10.5%	12.4%
Melville, NY	8.8%	6.2%	8.2%
New York, NY and Philadelphia, PA	7.1%	11.0%	6.8%
Providence, RI	9.8%	5.1%	1.8%
McIntosh College
Dover, NH	9.7%	8.0%	9.0%
Missouri College
St Louis, MO	7.5%	10.2%	8.6%
Pennsylvania Culinary Institute
Pittsburgh, PA	10.6%	5.8%	7.6%
Sanford-Brown College
Fenton, MO, Granite City, IL, Hazelwood, MO, St. Charles, MO, and N. Kansas City, MO	6.9%	5.3%	6.3%
Scottsdale Culinary Institute
Scottsdale, AZ	8.1%	3.9%	5.0%
Texas Culinary Academy
Austin, TX	10.4%	15.0%	10.3%
Ultrasound Diagnostics Schools
Atlanta, GA, Houston, TX, Landover, MD, Lauderdale Lakes, FL, Middleburgh Heights, OH, and Trevose, PA	7.0%	6.3%	6.3%
Dallas TX, and Carle Place, NY	7.8%	6.3%	7.2%
Elmsford, NY and Springfield, MA	4.9%	4.7%	8.0%
Jacksonville, FL, Iselin, NJ, and Tampa, FL	7.9%	11.3%	10.3%
Western Culinary Institute
Portland, OR	5.9%	5.9%	5.9%
Western School of Health and Business Careers
Pittsburgh and Monroeville, PA	8.6%	9.7%	9.4%

*
California School of Culinary Arts did not begin participating in the FFEL or FDL programs until being acquired by us in March 1998.

        An institution whose cohort default rate under the FFEL or FDL program equals or exceeds 25% for any one of the three most recent federal fiscal years, or whose cohort default rate under the Perkins program exceeds 15% for any year, may be placed on provisional certification status by the DOE for up to four years. Four of our institutions participated in the Perkins loan program prior to being acquired by us, three of which ceased participation in such program upon being acquired by us. These three institutions have Perkins cohort default rates in excess of 15% for students who were scheduled to begin repayment in the 2001-2002 federal award year, the most recent year for which such rates have been published. The Perkins cohort default rates for these three institutions ranged from 30% to 42%. Currently, the DOE has placed two of these institutions, Brown College and Gibbs-Melville, on provisional certification for their Perkins cohort default rates. Colorado Technical University is our only institution that continues to participate in the Federal Perkins Loan program and has a Perkins cohort default rate of 11% for students who were scheduled to begin repayment in the 2001-2002 federal award year. See "Eligibility and Certification Procedures."

        Financial Responsibility Standards.    All institutions participating in the Title IV Programs must satisfy specific standards of financial responsibility. The DOE evaluates institutions for compliance with these standards each year, based on the annual audited financial statements of the institution or its parent corporation and following a change of control of the institution. In reviewing our financial statements, it has been the DOE's practice to measure financial responsibility on the basis of the financial statements of both our individual institutions and CEC on a consolidated basis.

        To be considered financially responsible, an institution must, among other things, (i) have sufficient cash reserves to make required refunds, (ii) be current on its debt payments, (iii) meet all of its financial obligations, and (iv) achieve a "composite score" of at least 1.5 based on the institution's annual financial statements. The DOE calculates the institution's composite score based on its:

  •
  equity ratio, which measures the institution's capital resources, ability to borrow, and financial viability,

  •
  primary reserve ratio, which measures the institution's ability to support current operations from expendable resources, and

  •
  net income ratio, which measures the institution's ability to operate at a profit.

        If an institution's composite score, on a scale of -1.0 to 3.0, is 1.5 or greater and it satisfies all other DOE standards of financial responsibility, the institution is deemed financially responsible. An institution that does not meet the DOE's minimum composite score may demonstrate its financial responsibility by posting a letter of credit in favor of the DOE in an amount equal to at least 50% of the Title IV Program funds received by the institution during its prior fiscal year or posting such letter of credit in an amount equal to at least 10% of the Title IV Program funds received by the institution during its prior fiscal year and accepting other conditions on its participation in the Title IV Programs. Our consolidated composite score as of and for the year ended December 31, 2003, was 2.6.

        Return and Refunds of Title IV Program Funds.    Institutions that receive Title IV Program funds that have been found during an audit or compliance review to have made late student refunds above a minimum threshold in either of their last two fiscal years must post a letter of credit with the DOE in an amount equal to 25% of the total Title IV Program refunds paid by the institution during its prior fiscal year. Based on this standard, we currently have posted a total of $4,100,066 in letters of credit with respect to 19 of our institutions.

        Change of Ownership or Control.    When we acquire an institution that is eligible to participate in the Title IV Programs, that institution undergoes a change of ownership resulting in a change of control as defined by the DOE. Upon such a change of control, an institution's eligibility to participate in the Title IV Programs is subject to review, and the institution could lose its eligibility unless it can re-establish its state authorization and accreditation and satisfy the other requirements to be recertified by the DOE as an eligible institution under our ownership. If an institution is recertified following a change of control, it will be recertified on a provisional basis.

        The DOE has the authority, under certain circumstances, to provisionally and temporarily certify an institution following a change of control under certain circumstances while the DOE reviews the institution's application. The DOE has provided such temporary certification to each institution we have acquired since January 1999 within periods of time ranging from 10 to 60 days after the change of ownership.

        Each U.S. institution we have acquired has undergone a certification review under our ownership and has been certified to participate in the Title IV Programs on a provisional basis. Twelve of our U.S. institutions are presently participating in the Title IV Programs under provisional certification due to change of ownership, and nineteen of our U.S. institutions have been granted regular certification.

        Other types of transactions can also cause a change of control. The DOE, state education agencies, and the accrediting agencies that accredit our schools have their own definitions of when a transaction is deemed a change of control. With respect to a publicly traded corporation, such as us, DOE regulations provide that a change of control occurs under either of two standards. First, a change of control occurs if a person acquires such ownership and control that the corporation is required to file a Current Report on Form 8-K with the Securities and Exchange Commission disclosing a change of control. Second, a change of control occurs if a shareholder (other than an institutional investor) that owns at least 25% of the corporation's voting stock and more voting stock than any other shareholder ceases to satisfy either of those conditions. Most of the states and accrediting agencies include the sale of a controlling interest of common stock in the definition of a change of control. A change of control under the definition of one of these agencies would require the affected institution to reaffirm its state authorization or accreditation. The requirements to obtain such reaffirmation from the states and accrediting agencies with jurisdiction over our schools vary widely.

        The potential adverse effects of a change of control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance, or redemption of our capital stock.

        Opening Additional Schools and Adding Educational Programs.    The Higher Education Act generally requires that proprietary institutions be fully operational for two years before applying to participate in the Title IV Programs. However, an institution that is certified to participate in the Title IV Programs may establish an additional location and apply to participate in the Title IV Programs at that location without reference to the two-year requirement if such additional location satisfies all other applicable eligibility requirements. Our growth strategy is based, in part, on our ability to open new campuses as additional locations of our existing institutions. Under a regulation that took effect on July 1, 2001, an institution that satisfies certain conditions may open an additional location that may begin participation in the Title IV Programs as soon as the institution notifies the DOE of the opening of such location, rather than waiting for DOE approval.

        Generally, an institution that is eligible to participate in the Title IV Programs may add a new educational program without DOE approval if that new program leads to an associate level or higher degree and the institution already offers programs at that level, or if it prepares students for gainful employment in the same or related occupation as an educational program that has previously been designated as an eligible program at that institution and meets minimum course length requirements. If an institution erroneously determines that an educational program is eligible for the Title IV Programs, the institution would likely be liable for repayment of the Title IV Program funds provided to students enrolled in that educational program. We do not believe that current DOE regulations will create significant obstacles to our plans to add new programs.

        Some of the state education agencies and accrediting agencies with jurisdiction over our schools also have requirements that may affect schools' ability to open a new location, acquire an existing location, establish an additional location of an existing institution, or begin offering a new educational program. We do not believe that these standards will have a material adverse effect on our growth strategy.

        "90/10 Rule."    Under a provision of the Higher Education Act commonly referred to as the "90/10 Rule," a proprietary institution, such as each of our institutions, would no longer be eligible to participate in the Title IV Programs if, on a cash accounting basis, it derived more than 90% of its revenue, as defined pursuant to applicable DOE regulations, for any fiscal year from the Title IV Programs. Any institution that violates this rule becomes ineligible to participate in the Title IV Programs as of the first day of the fiscal year following the fiscal year in which it exceeds 90% and is unable to apply to regain its eligibility until the next fiscal year. If one of our institutions violated the 90/10 Rule and became ineligible to participate in the Title IV Programs but continued to disburse Title IV Program funds, the DOE would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

        We have calculated that, for the years ended December 31, 2003 none of our U.S.-accredited institutions has derived more than 88% (representing the 2003 90/10 ratio for our Ultrasound Diagnostic School main campus in Atlanta, Georgia) of its cash-basis revenue from the Title IV Programs. We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the maximum percentage of its cash-basis revenue from the Title IV Programs for any fiscal year. If an institution appeared likely to approach the maximum percentage threshold, we would evaluate making changes in student funding and financing to ensure compliance with the rule. During 2003, 2002, and 2001, our U.S. institutions received approximately 58%, 53%, and 60% of total cash-basis revenue from the Title IV programs.

        Administrative Capability.    The DOE assesses the administrative capability of each institution that participates in the Title IV Programs under a series of separate standards. Failure to satisfy any of the standards may lead the DOE to find the institution ineligible to participate in the Title IV Programs or to place the institution on provisional certification as a condition of its participation. A violation of these requirements could also subject the institution to other penalties. See "Compliance with Regulatory Standards and Effect of Regulatory Violations."

        One standard, which applies to programs with the stated objective of preparing students for employment, requires the institution to show a reasonable relationship between the length of the program and the entry-level job requirements of the relevant field of employment. We believe we have demonstrated such a reasonable relationship for each of our applicable programs. Short-term educational programs that provide less than 600 clock hours, 16 semester hours, or 24 quarter hours of instruction must demonstrate that 70% of all students who enroll in such programs complete them within a prescribed time and that 70% of the graduates of such programs obtain employment in the occupation for which they were trained within a prescribed period of time. Some of the Gibbs institutions offer such short-term programs, but students enrolled in these programs represent a small percentage of our total enrollment.

        Other standards provide that an institution may be found to lack administrative capability and be placed on provisional certification if its student loan default rate under the FFEL and FDL programs is 25% or greater for any of the three most recent federal fiscal years, or if its Perkins cohort default rate exceeds 15% for any federal award year. Due to Perkins default rates, two of our institutions have been placed on provisional certification, as discussed in "Student Loan Default Rates". This does not affect our ability to administer the FFEL and FDL programs.

        Restrictions on Payment of Commissions, Bonuses and Other Incentive Payments.    An institution participating in the Title IV Programs may not provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. The DOE published new regulations, which took effect in July 2003, to attempt to clarify this so-called "incentive compensation" law. The new regulations identify twelve compensation arrangements that the DOE has determined are not in violation of the incentive compensation law, including the payment and adjustment of salaries, bonuses and commissions in certain circumstances. The DOE's new regulations do not establish clear criteria for compliance in all circumstances, and the DOE has announced that it will no longer review and approve individual schools' compensation plans. Nonetheless, we believe that our current compensation plans are in compliance with the Higher Education Act and the DOE's new regulations, although we cannot provide assurance that the DOE will not find deficiencies in our compensation plans.

        Eligibility and Certification Procedures.    The Higher Education Act and its implementing regulations require each institution to apply to the DOE for continued certification to participate in the Title IV Programs at least every six years or when it undergoes a change of control. The DOE may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards. The DOE may withdraw an institution's provisional certification without advance notice if the DOE determines that the institution is not fulfilling all material requirements. Also, the DOE may more closely review an institution that is provisionally certified if it applies for approval to open a new location or make any other significant change. Provisional certification does not otherwise limit an institution's access to Title IV Program funds. In addition, an institution must obtain DOE approval for substantial changes (i.e., changes in an institution's accrediting agency or state authorizing agency or changes to an institution's structure or certain basic educational features).

        An institution seeking certification to participate in the Title IV Programs after a change of control will be provisionally certified for a limited period, following which the institution must reapply for continued certification. If at that time the institution satisfies all conditions for full certification, the DOE will recertify the institution and remove the provisional status. Otherwise, the DOE may recertify the institution on a continued provisional basis. Each institution that we have acquired was initially certified by the DOE for participation in the Title IV Programs under our ownership on a provisional basis. Twelve of our institutions remain on provisional certification status because the initial period of their provisional certification has not expired. Three of our institutions have been recertified by the DOE on a provisional status for reasons other than change of ownership, two due to Perkins Loan default rates and one pending the completion of a DOE program review.

        Compliance with Regulatory Standards and Effect of Regulatory Violations.    Our schools are subject to audits and program compliance reviews by various external agencies, including the DOE, state authorizing agencies, guaranty agencies and accrediting agencies. The Higher Education Act and its implementing regulations also require that an institution's administration of Title IV Program funds be audited annually by an independent accounting firm. The resulting audit report must be submitted to the DOE for review. If the DOE or another regulatory agency determined that one of our institutions improperly disbursed Title IV Program funds or violated a provision of the Higher Education Act or the DOE's regulations, that institution could be required to repay such funds, and could be assessed an administrative fine. The DOE could also subject the institution to a heightened level of cash monitoring, under which the institution's federal funding requests would be more carefully reviewed by the DOE, or the DOE could transfer the institution from the advance system of receiving Title IV Program funds to the reimbursement system, under which an institution must disburse its own funds to students and document the students' eligibility for Title IV Program funds before receiving such funds from the DOE. Violations of Title IV Program requirements could also subject us or our schools to other civil and criminal penalties.

        During a post-acquisition review of Western School of Health and Business Careers, Pittsburgh and Western School of Health and Business Careers, Monroeville, Pennsylvania (collectively "Western"), the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT") identified discrepancies in accreditation documents related to seven of the thirty-one educational programs offered by Western at its two campuses. On March 8, 2004, ACCSCT notified the Accreditation and State Liaison Division of the DOE of the apparent discrepancies, that certain of the programs offered by Western may not have been approved by ACCSCT, and that as a result Western may have improperly disbursed Title IV Program funds. Inclusion of educational programs within the scope of institutional accreditation is a prerequisite for the eligibility of students enrolled in such programs to receive Title IV Program funds. Therefore, students enrolled in the identified programs may not have been eligible to receive previously disbursed Title IV Program funds, and, as a result, we may be required to repay all or a portion of such Title IV Program funds. Western has suspended marketing, new enrollments, and disbursement of Title IV Program funds for the seven programs pending further review. See Item 3. Legal Proceedings for additional discussion of this matter.

        Significant violations of Title IV Program requirements by us or any of our institutions could be the basis for a proceeding by the DOE to limit, suspend, or terminate the participation of the affected institution in the Title IV Programs. Generally, such a termination extends for 18 months before the institution may apply for reinstatement of its participation. There is no proceeding pending to fine any of our institutions or to limit, suspend, or terminate any of our institutions' participation in the Title IV Programs, and we have no reason to believe that any such proceeding is contemplated. Any such action that substantially limited our schools' participation in the Title IV Programs could have a material adverse effect on our business, results of operations or cash flows, or financial condition.

State Authorization for U.S. Schools

        We are subject to extensive regulation in each of the 24 states in which we currently operate schools and in other states in which our schools recruit students. Each of our campuses must be authorized by the applicable state agency or agencies to operate and grant degrees or diplomas to its students. In addition, state authorization is required for an institution to become and remain eligible to participate in the Title IV Programs. Currently, each of our U.S. schools is authorized by the applicable state agency or agencies.

        The level of regulatory oversight varies substantially from state to state. In some states, our schools are subject to licensure by an agency that regulates proprietary schools and also by a separate higher education agency. State laws establish standards for instruction, qualifications of faculty, location and nature of facilities, financial policies, and other operational matters. State laws and regulations may limit our schools' ability to operate or to award degrees or diplomas or offer new degree programs. Some states prescribe standards of financial responsibility that are different from those prescribed by the DOE. We believe that each of our schools is in substantial compliance with state authorizing and licensure laws. If any one of our schools lost its state authorization, the school would be unable to offer its programs and we would be forced to close that school. Closing one of our schools for any reason could have a material adverse effect on our business, results of operations or cash flows, or financial condition.

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

        Accreditation by an accrediting agency recognized by the DOE is required for an institution to be certified to participate in the Title IV Programs. Accrediting agencies must adopt specific standards in connection with their review of postsecondary institutions to be recognized by the DOE. All of our U.S. schools are accredited by one or more of the following accrediting agencies recognized by the DOE:

  •
  Accrediting Council for Independent Colleges and Schools ("ACICS"), 32 schools

  •
  Accrediting Bureau of Health Education Schools ("ABHES"), 15 schools

  •
  Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT"), 13 schools

  •
  Southern Association of Colleges and Schools Commission on Colleges, eight schools

  •
  North Central Association of Colleges and Schools-Commission on Institutions of Higher Education, five schools

  •
  Accrediting Commission for Community and Junior Colleges of the Western Association of Schools and Colleges, two schools

  •
  Middle States Association of Colleges and Schools—Commission on Higher Education, two schools

  •
  National Association of Schools of Art and Design, one school

  •
  New England Association of Schools and Colleges—Commission on Technical and Career Institutions, one school

  •
  Council on Occupational Education ("COE"), one school

        In addition, programmatic accreditation, which is not recognized by the DOE, has been granted by the following accrediting agencies:

  •
  Foundation for Interior Design Education Research, six of our schools' interior design programs

  •
  American Culinary Federation Educational Institute Accrediting Commission, five of our schools' culinary arts programs

  •
  Accrediting Board for Engineering and Technology, one of our schools' engineering programs

  •
  Accrediting Bureau of Health Education Schools, five of our schools' medical assisting programs

  •
  Joint Review Commission on Education in Radiologic Technology, three of our schools' diagnostic medical sonography programs

  •
  CAAHEP-Committee on Accreditation for Respiratory Care, two of our schools' respiratory therapy programs

  •
  CAAHEP-Accreditation Review Committee on Education in Surgical Technology, two of our schools' surgical technology programs

  •
  American Dental Association-Commission on Dental Accreditation, one of our schools' dental assisting programs

  •
  American Association of Health Systems Pharmacists, one of our schools' pharmacy assistant programs

  •
  CAAHEP-Joint Review Committee on Education in Cardiovascular Technology, one of our schools' cardiovascular technology programs

  •
  CAAHEP-Joint Review Committee on Education in Diagnostic Medical Sonography, one of our schools' diagnostic medical sonography programs

        An accrediting agency may place a school on "reporting" status to monitor one or more specified areas of performance. A school placed on reporting status is required to report periodically to its accrediting agency on that school's performance in the specified areas for a period of one year, after which it is revaluated. We currently have 15 of our institutions, Texas Culinary Academy campus and all 14 of our Ultrasound Diagnostic School campuses, on reporting status with their respective accrediting agencies. Our Texas Culinary Academy campus was placed on reporting status prior to our acquiring the school in 2001, and our Ultrasound Diagnostic School campuses were placed on reporting status upon our acquisition of them during 2003.

        On March 4, 2004, ACCSCT notified us that during a post-acquisition review of Western, ACCSCT had identified discrepancies in accreditation documents related to seven of the thirty-one educational programs offered by Western at its two campuses. ACCSCT has issued a Show Cause order directing Western to respond to its concerns, which will be addressed at the May, 2004 ACCSCT meeting. A Show Cause order means that if the subject matter is not satisfactorily addressed ACCSCT may place the institution on warning or probation or may withdraw its accreditation. See Item 3. Legal Proceedings for additional discussion of this matter.

        If any of our schools loses its accreditation, the school would be ineligible to continue its participation in the Title IV Programs. The loss of Title IV Program funding for any of our schools could have a material adverse effect on our business, results of operations or cash flows, or financial condition.

Canadian Regulation

        Our Canadian schools are subject to regulation in the provinces in which they operate and in the provinces in which they recruit students. Depending on their province of residence, our Canadian students may receive loans under the Canada Student Loans Program, the Ontario Student Loans Plan, the Quebec Loans and Bursaries Program, and/or provincial funding from their province of residence (if not Ontario or Quebec). Canadian schools must meet eligibility standards to administer these programs and must comply with extensive statutes, rules, regulations, and requirements. We believe our Canadian schools currently hold all necessary registrations, approvals, and permits and meet all eligibility requirements to administer these governmental financial aid programs. If our Canadian schools cannot meet these and other eligibility standards or fail to comply with applicable requirements, it could have a material adverse effect on our business, results of operations or cash flows, or financial condition.

        Ontario.    The Ontario Ministry of Training, Colleges and Universities ("Ontario Ministry") provides financial assistance to eligible students through the Ontario Student Assistance Program ("OSAP"). This program includes two main components, the Canada Student Loans Program and the Ontario Student Loans Plan. To maintain the right to administer OSAP, our schools located in Ontario, International Academy of Design and Technology in Ottawa and Toronto and the SoftTrain Institute (the "Ontario Schools"), must, among other things, be registered and in good standing under the Private Career Colleges Act (Ontario) and abide by the rules, regulations, and administrative manuals of the Canada Student Loans Program, Ontario Student Loans Plan, and other OSAP-related programs. In order to attain initial eligibility, an institution has to (1) establish that it has been in operation for at least two years with at least 15 students enrolled in each year, (2) provide audited financial statements for each year of operation, and (3) achieve overall graduation and graduate employment rates in each of the two years that are no more than 33% below the average rates for public colleges. It is only after another probationary year that full OSAP eligibility will be granted. During this probationary year, the institution's programs must continue to meet the threshold for graduation and graduate employment rates. Pursuant to Ontario Ministry rules, a full population audit must be conducted upon completion of the probationary period, followed by standard audit requirements in subsequent years. Our Ontario Schools have been granted full eligibility. Under Ontario Ministry rules, our Ontario Schools must advise the Ontario Ministry before they take any material action that may result in their failure or inability to meet any rules, regulations, or requirements related to OSAP.

        In order for our Ontario Schools to establish any new branches, they must meet the OSAP eligibility criteria on their own merit. We do not believe that OSAP's requirements will create significant obstacles to any of our plans to acquire additional institutions or open new branches in Ontario.

        Once full eligibility is achieved, an institution must comply with similar requirements to maintain its eligibility. It must achieve overall graduation and graduate employment rates of no more than 33% below the average graduation and graduate employment rates for public colleges in at least one out of every two years. It is also required to derive no more than 90% of its cash basis revenue from OSAP. Failing this 90/10 requirement means that the institution's designation will be revoked until it submits a viable revenue/enrollment plan.

        It should be noted that a maximum amount of tuition fees is recognized by OSAP for students enrolled in Ontario's private career colleges. The maximum is $4,500 per academic year.

        Our Ontario Schools may submit applications for loans only to students enrolled in educational programs that have been designated as OSAP-eligible by the Ontario Ministry. To be eligible, among other things, a program must be registered with the Private Institutions and Student Protection Unit of the Ontario Ministry, must be of a minimum length, and must lead to a diploma or certificate. We do not anticipate that these program approval requirements will create significant obstacles to our plans to add new educational programs.

        Under Ontario Ministry rules, an institution cannot automatically acquire OSAP designation through the acquisition of other OSAP-eligible institutions. When there is a change of ownership, including a change in controlling interest, in a non-incorporated OSAP-eligible institution, the Ontario Ministry will require evidence of the institution's continued capacity to properly administer the program before extending OSAP designation to the new owner. We do not believe that this annual filing will be considered a change of ownership for purposes of OSAP. Given that the Ontario Ministry periodically revises its regulations and other requirements and changes its interpretations of existing laws and regulations, we cannot assure you that the Ontario Ministry will agree with our interpretation of each requirement.

        Our Ontario Schools are required to audit their OSAP administration annually and the Ontario Ministry is authorized to conduct its own audits of our administration of these programs. We have complied with these requirements on a timely basis. Based on the most recent annual compliance audits, our Ontario schools are in substantial compliance with OSAP requirements, and we believe that the schools continue to be in substantial compliance with these requirements.

        The Ontario Ministry has the authority to take any measures it deems necessary to protect the integrity of the administration of OSAP. If the Ontario Ministry deems a failure to comply to be minor in nature, the Ontario Ministry will advise us of the deficiency and provide us with an opportunity to remedy it. If the Ontario Ministry deems the failure to comply to be more serious in nature, the Ontario Ministry has the authority to (1) condition our continued OSAP designations upon our meeting specific requirements during a specific time frame, (2) suspend our OSAP designations, or (3) revoke our OSAP designations. When the Ontario Ministry determines that any non-compliance in our OSAP administration is serious, the Ontario Ministry has the authority to contract with an independent auditor to, at our expense, conduct a full audit in order to quantify the deficiencies and to require repayment of all loan amounts plus interest. In addition, the Ontario Ministry may impose a penalty up to the amount of the damages assessed in connection with the independent audit.

        Adopting a practice similar to that of the DOE's, the Ontario Ministry calculates, for each school, student loan default rates on the basis of incidences of default and expresses the default rates as a percentage of the total number of loans issued to students attending that school. Beginning with loans issued during the 1998-99 award year (August 1, 1998 to July 31, 1999), institutions with a 1997 default rate that is 15 percentage points or more above the 1997 provincial average of 23.5% or 38.5% were required to share the cost of defaults. The rates for subsequent years are as follows:

  •
  In the 1999-2000 award year, this policy applied to institutions with a 1998 default rate 10 percentage points or more above 23.5% or 33.5%.

  •
  In the 2000-2001 award year, this policy applied to institutions with a 1999 default rate above 28.5%.

  •
  In the 2001-2002, 2002-2003, 2003-2004, and 2004-2005 award years, this policy applied or will apply to institutions with a default rate during 2001, 2002, or 2003, respectively, of 25.0% or above.

        The two branches of our International Academy of Design and Technology school in Toronto had an average overall default rate of 18.9% in 2003, 20.7% in 2002, 21.6% in 2001, 18.1% in 2000, 16.7% in 1999, and 23.8% in 1998. Our International Academy of Design and Technology school in Ottawa ("IADT-Ottawa") had an overall default rate of 27.0% in 2003, 28.6% in 2002, 14.3% in 2001, 13.0% in 2000 and 15.4% in 1999. IADT-Ottawa posted security to indemnify the government for costs above the threshold based on the 2002 rate and will post a similar security based on the 2003 rate with the Ontario Ministry of Training, Colleges and Universities. The default rate for our SoftTrain Institute in Toronto was 15.4% in 2003, 9.1% in 2002, 0.00% in 2001, and was not recorded by the Ontario Ministry in previous years, as the number of student loans issued by the institution was less than five.

        For the purpose of calculating default rates, student loan recipients/defaulters are assigned to the last institution they attended. An Ontario student loan is in default when the Ontario government has paid a bank's claim for an inactive loan. A loan is inactive when the student has made no payments for at least 90 days. The overall 2003 default rate for Ontario postsecondary institutions, which includes universities, colleges, and private career colleges, is 13.5%, a decrease from the 2002 default rate of 13.9%. The 2003 default rate for the private career college sector, as a whole, is 23.5%.

        The Ontario Ministry has stated that while the decrease in the overall default rate is encouraging, it remains, from the Ontario government's perspective, unacceptably high. The Ontario Ministry's business plan requires that the overall default rate for Ontario postsecondary institutions be reduced to 10.0%, with institutions with default rates in excess of 10% responsible for sharing the cost of defaults.

        On December 20, 2000, the Ontario government passed the Ministry of Training, Colleges and Universities Statute Law Amendment Act, 2000, the last two parts of which were proclaimed in force on October 1, 2001. This legislation has brought about several changes to Ontario's postsecondary school system. The legislation and changes will expand Ontario students' access to degree programs by allowing the establishment of privately-funded, degree-granting institutions in the province, as well as permitting Ontario community colleges to offer applied degrees. The legislation permits the Minister of

Training, Colleges and Universities to appoint inspectors to ensure that institutions are administering OSAP properly and is part of the government's commitment to ensure both the viability of postsecondary school institutions and the protection of both taxpayers and students.

        The legislation also creates new provincial offenses to prevent OSAP abuse (for example, obtaining awards, grants and student loans to which a person is not entitled, for assisting a person in obtaining an award, grant or loan to which the person is not entitled, for failing to provide information when required, and for providing false information in connection with an award, grant, or student loan). An individual convicted of any one of the offenses could be subject to a fine of not more than $25,000 Canadian and/or a term of imprisonment of not more than one year. A corporation convicted of an offense could be subject to a fine of not more than $100,000 Canadian.

        Federal bankruptcy legislation exempts federal and provincial student loans from being included in bankruptcy proceedings for a 10-year period following a student's completion of his or her studies.

        On June 27, 2001, the Ontario government passed the Ontario Student Loan Harmonization Act, 2001, which was proclaimed in force on June 29, 2001. The legislation, among other things, permits the Ontario Ministry to enter into agreements with one or more persons (including financial institutions) respecting the administration of loans to students and respecting such other matters relating to the loans as the Ontario Ministry considers proper. The legislation also requires that such agreements and student loans contain all terms as may be prescribed by regulation and such other terms as the Ontario Ministry considers proper. The Government Efficiency Act, 2002, which became effective on November 26, 2002, clarified that these agreements may impose performance or other requirements on a private career college that must be met in order for students of the institution to be eligible to apply for awards, grants, or student loans. These requirements may include, among other things, a performance bond and a loan default sharing arrangement. If one of our schools ceases to meet any condition of any such agreement, the Ontario Ministry may withdraw the school's OSAP eligibility.

        The Ontario government passed regulations, effective August 1, 2001, relating to Ontario student loans made after July 31, 2001 and Ontario student loans made before August 1, 2001. These regulations, among other things, clarify the requirements and process for an individual obtaining a student loan and maintaining his or her status as a qualifying student. The regulations also address what constitutes default on a student loan and the consequences of such a default for the student.

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

        We may only operate a private career college in Ontario if the school is registered under the Private Career Colleges Act (Ontario). Upon payment of the prescribed fee and satisfaction of the conditions prescribed by the regulations under the Private Career College Act (Ontario) and by the Private Institutions and Student Protection Unit of the Ontario Ministry, an applicant or registrant, such as one of our Ontario Schools, is entitled to registration or renewal of registration to conduct or operate a private career college unless:

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

        If one of our Ontario Schools were ever convicted of violating the Private Career Colleges Act (Ontario) or the regulations under that Act, the school can be fined up to $25,000 Canadian.

        Quebec.    Our Quebec students may receive loans under the Quebec Loans and Bursaries Program, subject to student eligibility criteria. Under an Act Respecting Private Education, our International Academy of Design school in Montreal may not operate as a private educational institution without holding a permit issued by the Quebec Minister of Education. Permits cannot be transferred without the written authorization of the Quebec Minister, and we must notify that Minister of any amalgamation, sale, or transfer affecting our Quebec school, as well as any change in the school's name. The Quebec Minister can modify or revoke our permit in certain circumstances, such as if we do not comply with the conditions, restrictions, or prohibitions of the permit or if we become insolvent. We must be provided with a chance to present our views before our permit can be revoked.

Other International Regulations

        Our schools that operate in France, the United Kingdom, and the United Arab Emirates are subject to local regulations. Each of these schools currently holds all necessary domestic authority to operate within their respective jurisdictions, and the schools work closely with the local regulators to ensure that they are in compliance with domestic regulations. Additionally, our American InterContinental University ("AIU") in the United Kingdom and our American University in Dubai in the United Arab Emirates are accredited by a U.S. regional accrediting association, the Commission on Colleges of the Southern Association of Colleges and Schools ("SACS") as branches of AIU, whose main campus is located in Atlanta, Georgia. During 2002, SACS granted AIU's six schools a 10-year reaffirmation.

        France.    The INSEEC Group consists of nine campuses and is recognized as a leading provider of higher education in France. Eight of the campuses are governed by the French Ministry of Education, while the remaining campus is accredited by the National Professional Committee for Medical Visits for its pharmaceutical test preparation and continuing education classes. There are three-tiers of French Ministry approval: state recognition (Level III), diploma endorsement (Level II), and diploma stamp (Level I, the highest recognition). Currently, two campuses have the highest recognition with Level I approval, three campuses have Level II approval, and three campuses have Level III approval.

The campuses that have lower level approvals have submitted applications to the French Ministry of Education to be granted higher degree-granting authority. These applications were prepared and submitted to the Ministry of Education after the campuses were acquired by the INSEEC Group. The regulation of tertiary (postsecondary) education in France is undergoing reorganization. Changes in the organic laws governing the authority of institutions to operate within France and the terms and conditions under which such institutions operate may be changed as a result of such reorganization. The effects of any such changes on our schools in France, the nature of which are unknown at the present time, are uncertain.

        United Kingdom.    American InterContinental University London (AIU London) has been authorized by the cognizant U.S. and United Kingdom agencies to grant academic credentials. AIU London is authorized to grant academic degrees by the Nonpublic Postsecondary Education Commission of the State of Georgia. U.S. students that attend AIU London are eligible to participate in the U.S. Title IV programs through AIU London's status as an additional branch location of AIU Buckhead. AIU London is a "Listed Body" pursuant to The Education (Listed Bodies) (England) Order 2002, and approved by the Open University (U.K.) Validation Services as an appropriate organization to offer higher education programs.

        United Arab Emirates.    Our American University in Dubai (AU Dubai) is authorized to grant academic credentials by both the Nonpublic Postsecondary Education Commission of the State of Georgia and the Education Licensure Commission of the District of Columbia. AU Dubai does not participate in the U.S. Title IV programs. AU Dubai has been granted domestic programmatic accreditation by the United Arab Emirates Ministry of Higher Education and Scientific Research and has authority to operate through a grant from the Emir (the head of state) of Dubai.

Available Information

        Our investor relations website is http://www.careered.com. We make available on this website under the caption "Financial Information," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission.

ITEM 2.    PROPERTIES

        Our corporate headquarters are located in Hoffman Estates, Illinois, which is near Chicago, and our 78 campus-based schools are located throughout the United States, Canada, France, the United Kingdom, and the United Arab Emirates. Each campus contains teaching facilities, including modern classrooms, laboratories, and, in the case of schools with culinary arts programs, large, well-equipped kitchens. Admissions and administrative offices are also located at each campus. Additionally, the Brooks College campus in Long Beach, California includes a dormitory and student cafeteria. Atlantic Culinary Academy, Brown College, Texas Culinary Academy, Western Culinary Institute, Scottsdale Culinary Institute, California School of Culinary Arts, California Culinary Academy, Le Cordon Blue College of Culinary Arts Atlanta, Le Cordon Blue College of Culinary Arts Las Vegas, and The Cooking and Hospitality Institute of Chicago utilize leased space to operate restaurants in conjunction with their culinary arts programs.

        We lease all of our facilities, except the primary Gibbs facility in Montclair, New Jersey, a facility at Brooks Institute of Photography in Santa Barbara, California, a facility at the American InterContinental University in Houston, Texas, and a facility at the Cooking and Hospitality Institute of Chicago, which we own. As of December 31, 2003, we owned real property covering approximately 115,000 square feet, all of which is attributable to our Colleges, Schools and Universities segment. As of December 31, 2003, we had entered into leases for approximately 4.2 million square feet of real property, of which 3.9 million square feet is leased by schools within our Colleges, Schools and Universities segment, 0.2 million square feet is leased by schools within our Online Education Group segment, and 0.1 million square feet is leased by our corporate locations. The leases have remaining terms ranging from less than one year to 25 years.

        We actively monitor facility capacity in light of our current utilization and projected student enrollment growth. We believe that our schools can acquire any necessary additional facility capacity on reasonably acceptable terms. We devote capital resources to facility improvements and expansions as we deem necessary.

ITEM 3.    LEGAL PROCEEDINGS

        We are a party to the following legal proceedings:

Qui Tam Proceeding

        As previously disclosed by Whitman Education Group prior to being acquired by us on July 1, 2003, several of our newly acquired subsidiaries have been named as defendants in a lawsuit styled United States ex. rel. Shauntee A. Payne v. Whitman Education Group, Inc. et. al. The action is a qui tam proceeding that was filed under seal by a former employee of one of Whitman's schools on December 3, 2002 in the Galveston Division of the United States District Court for the Southern District of Texas on behalf of herself and the federal government. A qui tam action is a civil lawsuit brought by one or more individuals (a qui tam "relator") on behalf of the federal government for an alleged submission to the federal government of a false claim for payment. According to court documents, the federal government has notified the court that it has declined to intervene in the action.

        The lawsuit alleges, among other things, violations of the False Claims Act by Whitman in connection with how it compensated its admissions representatives. The action seeks treble the amount of unspecified damages sustained by the federal government, a civil penalty for each violation of the False Claims Act, attorneys' fees, costs, and interest. In July 2003, the plaintiff filed a motion to stay the proceeding pending the outcome of an unrelated case currently pending in the Fifth Circuit Court of Appeals, which raises similar issues of law. On August 4, 2003, the Galveston District Court Judge assigned to the case, granted the motion to stay the proceedings and, on his own motion, transferred the case to the Houston Division of the Southern District of Texas, where it is stayed until the Fifth Circuit appeal is decided.

Employment Litigation

        On October 31, 2003, a purported class action complaint captioned Finnigan, et al. v. American InterContinental University Online ("AIU Online") was filed in the Circuit Court of Cook County, Chancery Division by three former Admissions Advisors of AIU Online, Jane Finnigan, Michael Barrett and D'Andre Stinnette. The case is brought on behalf of current and former Admissions Advisors who were purportedly similarly denied overtime pay in 2002 and continuing to the present. Plaintiffs allege that AIU Online violated the Illinois Minimum Wage Law by failing to pay them overtime wages for work they performed. Plaintiffs further allege that AIU Online violated the Illinois Wage Payment and Collection Act by failing to pay for overtime work pursuant to an alleged contract or agreement. Plaintiffs claim lost wages for the class in excess of $800,000, plus punitive damages, attorneys' fees and injunctive relief. We have filed our answer denying the material allegations of this complaint and refuting the existence of a class. We currently are in the discovery phase of the litigation relating to whether the suit should be allowed to proceed as a "class action" lawsuit or whether claims need to be brought individually.

Securities Litigation

        Between December 9, 2003 and February 5, 2004, six purported class action lawsuits were filed in the United States District Court for the Northern District of Illinois by certain alleged purchasers of our common stock against us and certain of our executive officers, John M. Larson and Patrick K. Pesch. The cases purportedly are brought on behalf of all persons who acquired shares of our common stock during a specified class period in 2003. The complaints allege that in violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Act") and Rule 10b-5 promulgated thereunder by the SEC, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of our business and prospects during the putative class period, causing the respective plaintiffs to purchase our common stock at artificially inflated prices. The plaintiffs further claim that John M. Larson and Patrick K. Pesch are liable under Section 20(a) of the Act. The plaintiffs ask for unspecified amounts in damages, interest, and costs, as well as ancillary relief. Five of these lawsuits were found to be related to the first filed lawsuit, captioned Taubenfeld v. Career Education Corporation et al. (No. 03 CV 8884), and have been reassigned to the same judge. The court is in the process of determining the appointment of a lead plaintiff and lead and liason counsel, at which time a consolidated complaint will be filed. We intend to move the court for an order dismissing any consolidated complaint filed in these related actions.

        On January 5, 2004, a derivative action captioned McSparran v. John M. Larson, et al. was filed in the United States District Court for the Northern District of Illinois on behalf of the stockholders of CEC against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, Nick Fluge, Jacob P. Gruver, and Todd H. Steele, and CEC as a nominal defendant. Each individual defendant is one of our current officers and/or directors. The lawsuit alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and breach of fiduciary duties for insider selling and misappropriation of information, essentially based on the same allegations of conduct complained of in the foregoing securities class action complaints.

Action Against Former Owners of Western School of Health and Business Careers

        On March 12, 2004, Career Education Corporation and WAI, Inc., a wholly owned subsidiary of CEC, filed suit in the United States District Court for the Western District of Pennsylvania, Pittsburgh Division, against the former owners of Western School of Health and Business Careers ("Western"), with campuses located in Pittsburgh and Monroeville, Pennsylvania. The suit alleges the former owners made material misrepresentations of fact and breached certain representations and warranties regarding the accreditation of several programs of study being offered by the school. CEC and WAI, Inc. seek to recover damages resulting from the former owners' misrepresentations. The alleged misrepresentations came to light during a routine change of ownership review undertaken by the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT") subsequent to CEC's acquisition of Western in August 2003. ACCSCT notified CEC on March 4, 2004, of discrepancies in accreditation documents related to several academic programs. While the ACCSCT review is underway, Western has suspended marketing, new enrollments and disbursement of Title IV federal financial aid funds for the programs being reviewed at that school. We are working in close cooperation with accreditors and DOE officials to resolve any discrepancies in a manner that will best serve the interests of the students at Western. Western had a population of approximately 650 students at January 31, 2004.

Other

        On January 7, 2004, we received notification from the Midwest Regional Office of the Securities and Exchange Commission that it was conducting an inquiry concerning the Company and requested that we voluntarily provide certain information. We believe that the inquiry was prompted by news reports concerning our Gibbs College/Montclair and Brooks Institute of Photography schools. We are fully and voluntarily cooperating with the SEC in this inquiry.

        In addition to the legal proceedings and other matters described above, in the ordinary conduct of our business, we and our schools are subject to various other lawsuits, investigations and claims, covering a wide range of matters, including, but not limited to, claims involving students or graduates and routine employment matters. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of these matters. An unfavorable outcome could have a material adverse impact on our business, results of operations and financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of 2003.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock has been quoted on the NASDAQ National Market (the "National Market") under the symbol "CECO" since January 29, 1998.

        The following table sets forth the range of high and low sales prices per share for our common stock as reported on the National Market for the periods indicated. All share prices reflect our 2-for-1 stock split affected in the form of a stock dividend in August 2003. The split-adjusted initial public offering price of our common stock on January 28, 1998, was $2.00 per share.

	High	Low
2002:
First Quarter	$20.12	$15.00
Second Quarter	24.11	19.00
Third Quarter	24.33	16.51
Fourth Quarter	26.25	18.40
	High	Low
2003:
First Quarter	$25.78	$18.95
Second Quarter	34.67	24.53
Third Quarter	50.46	34.08
Fourth Quarter	56.20	31.50

        The closing price of our common stock as reported on the National Market on March 10, 2004, was $47.50 per share. As of March 10, 2004, there were 183 holders of record of our common stock.

        We have never paid a cash dividend on our common stock. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Rather, we plan to retain our earnings to finance future growth. Our ability to pay cash dividends on our common stock is also limited under the terms of our existing credit agreements. The declaration and payment of dividends on our common stock are subject to the discretion of our board of directors. Our board of director's decision to pay future dividends will depend on general business conditions, the effect of a dividend payment on our financial condition, and other factors the board of directors may consider to be relevant.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected historical consolidated financial and other data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our selected statement of income data set forth below for each of the five years ended December 31, 2003, and the balance sheet data as of December 31, 2003, 2002, 2001, 2000, and 1999, are derived from our audited consolidated financial statements.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Statement of Income Data:
Revenue:
Tuition and registration fees	$1,089,192	$704,172	$495,152	$304,909	$205,754
Other	99,417	75,887	51,907	29,619	17,747

Total revenue	1,188,609	780,059	547,059	334,528	223,501

Operating expenses:
Educational services and facilities	413,806	294,539	213,916	129,628	85,490
General and administrative	533,964	338,586	233,503	144,926	103,103
Depreciation and amortization.	43,908	33,636	30,818	20,594	14,557

Total operating expenses	991,678	666,761	478,237	295,148	203,150

Income from operations	196,931	113,298	68,822	39,380	20,351
Other income (expense):
Interest income	1,004	808	734	1,484	329
Interest expense	(1,845)	(2,094)	(1,493)	(1,358)	(1,482)
Share of affiliate earnings	3,354	2,348	1,674	—	—

Total other income (expense)	2,513	1,062	915	126	(1,153)

Income before provision for income taxes and cumulative effect of change in accounting principle	199,444	114,360	69,737	39,506	19,198
Provision for income taxes	80,276	46,888	31,382	17,322	8,255

Income before cumulative effect of change in accounting principle	119,168	67,472	38,355	22,184	10,943
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—	(778)	—

Net income	$119,168	$67,472	$38,355	$21,406	$10,943

Income attributable to common stockholders:
Income before cumulative effect of change in accounting principle	$119,168	$67,472	$38,355	$22,184	$10,943
Cumulative effect of change in accounting principle	—	—	—	(778)	—

Net income attributable to common stockholders	$119,168	$67,472	$38,355	$21,406	$10,943

Income per share attributable to common stockholders:
Basic—
Income before cumulative effect of change in accounting principle	$1.24	$0.74	$0.44	$0.30	$0.18
Cumulative effect of change in accounting principle	—	—	—	(0.01)	—

Net income	$1.24	$0.74	$0.44	$0.29	$0.18

Diluted—
Income before cumulative effect of change in accounting principle	$1.19	$0.71	$0.42	$0.29	$0.17
Cumulative effect of change in accounting principle	—	—	—	(0.01)	—

Net income	$1.19	$0.71	$0.42	$0.28	$0.17

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Other Data:
EBITDA(1)	$244,193	$149,282	$101,314	$59,974	$34,908
EBITDA margin(1)	20.5%	19.1%	18.5%	17.9%	15.6%
Net cash provided by operating activities	$233,287	$106,230	$51,981	$25,636	$34,191
Net cash used in investing activities	$(190,446)	$(68,087)	$(100,692)	$(63,377)	$(55,859)
Net cash provided by (used in) financing activities	$81,409	$(44,497)	$54,908	$26,899	$42,711
Capital expenditures, net	$100,272	$60,871	$54,550	$28,453	$12,169
Student population(2)	79,500	50,400	41,100	29,000	22,500
Number of campuses(3)	78	43	41	30	26
	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Balance Sheet Data:
Cash	$161,235	$33,474	$39,675	$33,742	$44,745
Working capital (deficit)	29,170	(10,964)	10,221	29,316	25,787
Total assets	1,119,150	586,136	490,789	280,699	210,524
Total debt	105,275	32,769	89,922	19,120	49,939
Total stockholders' equity	747,820	405,697	306,405	200,893	113,681

(1)
For any period, Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") equals the sum of net income, cumulative net effect of change in accounting principle, provision for income taxes, interest income, interest expense, and depreciation and amortization, as follows:

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Net income	$119,168	$67,472	$38,355	$21,406	$10,943
Cumulative effect of change in accounting principle, net of tax	—	—	—	778	—
Provision for income taxes	80,276	46,888	31,382	17,322	8,255
Interest income	(1,004)	(808)	(734)	(1,484)	(329)
Interest expense	1,845	2,094	1,493	1,358	1,482
Depreciation and amortization	43,908	33,636	30,818	20,594	14,557
EBITDA	244,193	149,282	101,314	59,974	34,908

  EBITDA margin equals EBITDA divided by total revenue. EBITDA and EBITDA margin should not be considered as alternatives to, nor is there any implication that they are more meaningful than, any measure of performance or liquidity promulgated under accounting principals generally accepted in the United States. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for an explanation of why we have disclosed such measures.

(2)
Represents the approximate total student population at our schools as of October 31.

(3)
Represents the total number of campus-based schools operated by us as of the period ended December 31.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion below contains certain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual growth, results, performance, and business prospects and opportunities in 2004 and beyond could differ materially from what is expressed in, or implied by, any such forward-looking statements.

        The following discussion and analysis should be read in conjunction with the Selected Historical Consolidated Financial Data and our Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

Overview

        We are a provider of private, for-profit, postsecondary education with 78 campuses throughout the United States, Canada, France, the United Kingdom, and the United Arab Emirates. We also offer online education programs through our Online Education Group, which includes American InterContinental University Online and Colorado Technical University Online. Our total student population as of January 31, 2004, was approximately 83,200 students, including total student population of our Colleges, Schools and Universities segment and Online Education Group segment of approximately 71,000 and 12,200, respectively. Our schools enjoy long operating histories and offer a variety of doctoral degree, master's degree, bachelor's degree, associate degree, and diploma programs in career-oriented disciplines within our core curricula of:

  •
  Visual Communication and Design Technologies

  •
  Information Technology

  •
  Business Studies

  •
  Culinary Arts

  •
  Health Education

        We have experienced significant growth both organically and through acquisitions. We have invested significant amounts of capital in the hiring of additional personnel and increased marketing and capital improvements at each of the schools we have acquired or opened. These increased human resources and marketing costs are expensed as incurred and reflected in general and administrative expenses.

        Our annual revenue has increased from $19.9 million in 1995 to $1.2 billion in 2003, and our annual net income has increased from $0.1 million in 1995 to $119.2 million in 2003. In addition, we believe that Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA"), while not a substitute for generally accepted accounting principles' measures of operating results, is an important measure of our financial performance and that of our schools. For the year ended December 31, 2003, EBITDA was $244.2 million, a 63.6% increase from EBITDA of $149.3 million for the year ended December 31, 2002. We believe that EBITDA is particularly meaningful due principally to the role acquisitions have played in our development. Historically, our rapid growth through acquisitions has resulted in significant non-cash depreciation and amortization expense because a significant portion of the purchase price of an acquired school is generally allocated to depreciable fixed assets and amortizable intangible assets. A reconciliation of net income to EBITDA is provided in Item 6.

Revenue

        Our principal source of revenue is tuition collected from our students. The academic year is at least 30 weeks in length but varies both by individual school and program of study and is divided by term, which is determined by start dates, which also vary by school and program. Payment of each term's tuition may be made by financial aid, full cash payment, an installment payment plan, or a combination thereof. Our schools charge tuition at varying amounts, depending not only on the particular school but also upon the type of program and the specific curriculum. On average, our schools increase tuition one or more times annually.

        Tuition revenue and one-time fees, such as application fees, are recognized on a straight-line basis over the length of the applicable period of instruction. The portion of tuition payments received but not earned is recorded as deferred revenue. If a student withdraws from school prior to the completion of the term, we refund the portion of tuition already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Once a student completes a certain minimum portion of the term, as defined pursuant to our refund policy and applicable federal and state law and accrediting agency standards, he or she is not entitled to a refund of tuition paid.

        Other revenue consists primarily of bookstore sales, dormitory revenue, student laptop computer sales, placement revenue, contract training revenue, rental income, cafeteria revenue, and restaurant revenue. Revenue from dormitory and cafeteria fees charged to students are recognized on a straight-line basis over the term of a student's dormitory and cafeteria use. Other dormitory and cafeteria revenue is recognized upon delivery of goods or services. Student laptop computer sales, bookstore sales, placement revenue, restaurant revenue, rental income, and contract training revenue are recognized when services are performed or goods are delivered.

Operating Expenses

        Educational services and facilities expense includes costs directly attributable to the educational activity of our schools, including salaries and benefits of faculty, academic administrators, and student support personnel. Educational services and facilities expense also includes, among other things, costs of educational supplies and facilities, including rents on school leases, distance learning costs, certain costs of establishing and maintaining computer laboratories, costs of student housing, and owned and leased facility costs. Royalty fees paid to Le Cordon Bleu and student financing costs are also included in this expense category.

        General and administrative expense includes salaries and benefits of personnel in corporate and school administration, marketing, admissions, accounting, human resources, and compliance. Costs of promotion and development, advertising and production of marketing materials, occupancy of the corporate offices, and bad debt expense are also included in this expense category.

        Depreciation expense includes costs associated with the depreciation of, among other things, purchased computer laboratories, equipment, furniture and fixtures, courseware, owned facilities, and capitalized leased equipment. Depreciation is recognized using the straight-line method over the useful lives or lease terms of the related assets for financial reporting purposes and an accelerated method for income tax reporting purposes. Amortization expense includes the amortization of intangible assets. Goodwill related to each acquisition completed prior to June 30, 2001, has been amortized through December 31, 2001, on a straight-line basis over its estimated useful life. Goodwill related to acquisitions completed after June 30, 2001, has not been amortized, as required under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Effective January 1, 2002, pursuant to our adoption of SFAS 142, goodwill and indefinite-lived intangible assets are no longer subject to amortization.

Share of Affiliate Earnings

        Share of affiliate earnings represents our share of the income of American University in Dubai, United Arab Emirates ("AU Dubai"), in which we hold a 30% minority interest. Our interest in AU Dubai is accounted for using the equity method, and, therefore, the entity's financial statements are not consolidated into our financial statements.

Acquisitions

        All of our acquisitions have been accounted for as purchases. Accordingly, in connection with each acquisition, the purchase price has been allocated to the estimated fair values of all acquired tangible and intangible assets and assumed liabilities as of the date of the acquisition. As necessary, liabilities have been established at the acquisition dates to provide for restructuring liabilities and certain long-term contractual obligations.

American InterContinental University (AIU)

        On January 2, 2001, we completed our acquisition of EduTrek International, Inc. ("EduTrek"), a Georgia corporation and operator of American InterContinental University. EduTrek's shareholders received an aggregate of approximately 4.8 million shares of our common stock (0.3604 shares of our common stock for each share of EduTrek stock) and approximately $2.5 million in cash ($0.1877 per share of EduTrek stock). Additionally, on November 30, 2000, one of EduTrek's lenders assigned its $5.0 million promissory note to us in exchange for $5.0 million plus accrued interest. In connection with the acquisition, this note was forgiven and became part of the purchase price.

        As part of the acquisition, we acquired a 30% minority interest in the American University in Dubai, United Arab Emirates. The interest is accounted for using the equity method.

Texas Culinary Academy (TCA)

        On August 1, 2001, we acquired certain assets and assumed certain liabilities of Le Chef College of Hospitality Careers, Inc., doing business as Texas Culinary Academy, in exchange for assuming certain liabilities of the school. We paid no consideration to the former owners of Texas Culinary Academy in connection with the transaction, and no further consideration is due. We acquired the school primarily because of its potential for market leadership, the economic attractiveness of the educational market that it serves, and its potential for strong returns on invested capital. In addition, we acquired the school to gain access to an accredited institution in Texas, a geographic region in which we seek to expand. We have increased the school's enrollments significantly by offering more programs, installing our Le Cordon Bleu culinary program, and expanding the school's marketing capabilities.

Pennsylvania Culinary Institute (PCI)

        On December 3, 2001, we acquired 100% of the issued and outstanding stock of Pennsylvania Culinary Institute for approximately $44.0 million in cash with funds obtained under our prior credit agreement. We acquired PCI primarily because of its strong brand value, its potential for market leadership, the economic attractiveness of the educational market that it serves, and its potential for strong returns on invested capital. In addition, our acquisition of PCI has enhanced our culinary presence in Pennsylvania and surrounding states and has provided our other culinary schools with a strong high school marketing model. We have increased PCI's enrollments significantly by introducing our Le Cordon Bleu culinary program and expanding PCI's marketing capabilities.

Missouri College

        On September 3, 2002, we acquired 100% of the issued and outstanding stock of Missouri College, Inc. for approximately $6.1 million in cash with funds obtained under our prior credit agreement. The school, based in St. Louis, Missouri, provides private, for-profit, postsecondary education leading to an associate degree or a diploma in the career-oriented disciplines of health education, information technology, and business studies. We acquired the school primarily because of its potential for market leadership, the economic attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. In addition, the acquisition of Missouri College provides us with access to an accredited institution in St. Louis, Missouri, a geographic location in which we seek to expand, and an opportunity to broaden our core curricula into the health education field. We have increased the school's enrollments significantly by expanding the school's marketing capabilities and offering more programs.

The INSEEC Group

        On February 18, 2003, we acquired 100% of the issued and outstanding stock of Formastrat SA and its subsidiaries, also known as the INSEEC Group, for approximately $18.9 million, including assumed debt of $3.2 million, primarily with funds obtained under our U.S. Credit Agreement. We acquired the company primarily because of its schools' potential for market leadership, the economic attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. The acquisition of the INSEEC Group provides us with a solid platform for additional expansion in Europe. We plan to promote further growth of the INSEEC Group by expanding its marketing channels and adding new programs.

Whitman Education Group, Inc.

        On July 1, 2003, we acquired 100% of the issued and outstanding stock of Whitman Education Group, Inc. ("Whitman") for approximately $267.8 million in cash and stock. In connection with the acquisition, Whitman shareholders received an aggregate of approximately 4.4 million shares of our common stock (0.276 shares of our common stock for each share of Whitman common stock owned at closing) and approximately $95.4 million in cash ($6.00 for each share of Whitman common stock owned at closing). Whitman is a proprietary provider of career-oriented, postsecondary education. Through three wholly-owned subsidiaries, Whitman operates 22 schools in 13 states that offer a range of graduate, undergraduate, and non-degree certificate and diploma programs primarily in the fields of health education, information technology, and business studies. We acquired Whitman primarily because of its schools' potential for market leadership, the economic attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. Our acquisition of Whitman also allows us to significantly enhance our position in the health education field and further expand our presence in the fields of information technology and business studies. We plan to increase the schools' enrollments significantly by expanding the schools' marketing capabilities, entering new geographic markets, augmenting program offerings, and expanding Whitman's regionally accredited online learning platform.

        Additionally, each outstanding option to purchase Whitman common stock, whether vested or unvested, was cancelled by Whitman upon consummation of the acquisition and exchanged for cash equal to the positive difference, if any, between (1) the equivalent cash value of the per share consideration of approximately $14.82 and (2) the per share exercise price of the option, in accordance with Whitman's option plan and the purchase agreement. Cash consideration of approximately $23.4 million was paid to Whitman option holders. This amount was recorded as a liability on Whitman's balance sheet prior to the acquisition.

        Cash consideration paid to Whitman shareholders and option holders of approximately $118.8 million was funded primarily with borrowings under our U.S. Credit Agreement.

Western School of Health and Business Careers

        On August 5, 2003, we acquired certain assets and assumed certain liabilities of Western School of Health and Business Careers ("Western") for approximately $8.0 million in cash primarily with funds borrowed under our U.S. Credit Agreement. Western, based in Pittsburgh, Pennsylvania, provides private, for-profit, postsecondary education leading to an associate degree or a diploma in the career-oriented disciplines of health education, and business studies. We acquired Western primarily because of its potential for market leadership, the attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. Our acquisition of Western also expands our national presence in the health education field. We plan to increase the school's enrollments significantly by enhancing the school's marketing capabilities and augmenting program offerings.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States. The application of generally accepted accounting principles may require management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience, assessment of current conditions, and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and are not readily apparent from other sources. Our significant accounting policies are discussed in Note 3 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Critical accounting policies are defined as those that are reflective of significant judgments by management and uncertainties, and that could potentially result in materially different results under different assumptions and conditions. Although, historically, actual results have not deviated significantly from those determined using management's estimates, as discussed below, our consolidated financial position or results of operations could be materially different if we were to report under different conditions or using different assumptions in the application of our critical accounting policies. The critical accounting policies discussed herein are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in the application of such principles. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result from the result derived from the application of our critical accounting policies. We believe that the following accounting policies are most critical to us in that they represent the primary areas where financial information is subject to the application of management's estimates, assumptions, and judgment in the preparation of our consolidated financial statements.

Revenue Recognition

        Revenue is derived primarily from programs taught at our schools or online. Tuition revenue and one-time fees, such as application fees, are recognized on a straight-line basis over the length of the applicable period of instruction. Revenue from dormitory and cafeteria fees charged to students are recognized on a straight-line basis over the term of a student's dormitory and cafeteria use. Other dormitory and cafeteria revenues are recognized upon delivery. Other revenue, such as student laptop computer sales, bookstore sales, placement revenue, restaurant revenue, rental income, and contract training revenue, is recognized as services are performed or goods are delivered. The portion of payments received but not earned is recorded as deferred revenue and reflected as a current liability in our consolidated balance sheet, as such amount represents revenue that we expect to earn within the next year. Refunds are calculated and paid in accordance with applicable federal, state, and accrediting agency standards and school policy.

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

        Our historical bad debt expense as a percentage of revenue for the years ended December 31, 2003, 2002, and 2001 was 4.5%, 3.7%, and 3.3%, respectively.

        Because a substantial portion of our revenue is derived from Title IV Programs, any legislative or regulatory action that significantly reduces the funding available under Title IV Programs or the ability of our students or schools to participate in Title IV Programs could have a material effect on the realizability of our receivables.

Goodwill and Other Intangible Assets

        Goodwill related to each acquisition completed prior to June 30, 2001, has been amortized through December 31, 2001, on a straight-line basis over its estimated useful life. Goodwill related to acquisitions completed after June 30, 2001, has not been amortized, as required under SFAS 142. Effective January 1, 2002, pursuant to our adoption of SFAS 142, goodwill and indefinite-lived intangible assets are no longer subject to amortization. However, these assets are reviewed for impairment on at least an annual basis by applying a fair-value-based test. During the second quarter of 2002, we completed the transitional intangible asset impairment test required under SFAS 142 and, based on the results of the test, concluded that no impairment of goodwill or other indefinite lived intangible assets had occurred. Therefore, no impairment loss was recorded in connection with our adoption of SFAS 142.

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

Recoverability of Long-lived Assets

        On an ongoing basis, we review property and equipment, definite-lived intangible assets, and other long-lived assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. To date, no such events or changes in circumstances have occurred. If such events or changes in circumstances occur, we will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset or acquired business are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

        In evaluating the recoverability of long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of such assets. If our fair value estimates or related assumptions change in the future, we may be required to record impairment charges related to long-lived assets and definite-lived intangible assets.

Income Taxes

        We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). This requires the recognition of deferred income taxes based upon the tax consequences of temporary differences between financial reporting and income tax reporting by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized.

        In connection with the preparation of our consolidated financial statements, we are required to estimate our income tax liability for each of the tax jurisdictions in which we operate. This process involves estimating our actual current income tax expense and assessing temporary differences resulting from differing treatment of certain income or expense items for income tax reporting and financial reporting purposes. We also recognize as deferred tax assets the expected future tax benefits of net operating loss carry forwards. In evaluating the realizability of deferred tax assets associated with net operating loss carry forwards, we consider, among other things, expected future taxable income, the expected timing of the reversals of existing temporary reporting differences, and the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future tax benefits. Changes in, among other things, income tax legislation, statutory income tax rates, or future taxable income levels could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.

Results of Operations

        The following table summarizes our operating results as a percentage of revenue for the periods indicated.

	Year Ended December 31,
	2003	2002	2001
REVENUE:
Tuition and registration fees	91.6%	90.3%	90.5%
Other	8.4	9.7	9.5

Total revenue	100.0	100.0	100.0

OPERATING EXPENSES:
Educational services and facilities	34.8	37.8	39.1
General and administrative	44.9	43.4	42.7
Depreciation and amortization	3.7	4.3	5.6

Total operating expenses	83.4	85.5	87.4

Income from operations	16.6	14.5	12.6
OTHER INCOME (EXPENSE):
Interest income	0.1	0.1	0.1
Interest expense	(0.2)	(0.3)	(0.3)
Share of affiliate earnings	0.3	0.3	0.3

Total other income	0.2	0.1	0.1

Income before provision for taxes	16.8	14.6	12.7
PROVISION FOR INCOME TAXES	6.8	6.0	5.7

NET INCOME	10.0%	8.6%	7.0%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue

        Colleges, Schools and Universities Revenue.    Revenue for the Colleges, Schools and Universities ("CSU") segment for the years ended December 31, 2003 and 2002, was as follows:

	2003	2002
	(In thousands)
Tuition and registration fees	$953,290	$682,816
Other	86,508	73,717

Total revenue	$1,039,798	$756,533

        CSU tuition and registration fee revenue increased $270.5 million or 39.6%, from $682.8 million in 2002 to $953.3 million in 2003. The increase is primarily attributable to an increase in CSU tuition and registration fee revenue on a same-school basis (i.e., CSU schools acquired or opened on or prior to January 1, 2002, collectively discussed as "CSU same schools"). The CSU same-school revenue increase is attributable to an approximate 12.0% increase in average student population during 2003 and increases associated with 2003 tuition price increases and a shift in student enrollment mix. Also contributing to the CSU revenue increase is revenue generated by CSU schools acquired or opened after January 1, 2002 (Brooks College-Sunnyvale, CA, Missouri College, Le Cordon Blue College of Culinary Arts Las Vegas, IADT Detroit, AIU Houston, Le Cordon Bleu College of Culinary Arts Atlanta, the INSEEC Group, Whitman Education Group, and Western School of Health and Business Careers, collectively discussed as "CSU new schools").

        CSU other revenue increased $12.8 million or 17.4%, from $73.7 million in 2002 to $86.5 million in 2003. This increase is primarily attributable to CSU same-school other revenue growth, which is driven primarily by the increase in CSU same school student population mentioned above, and other revenue generated by CSU new schools.

        Online Education Group Revenue.    Revenue for the Online Education Group ("OEG") segment for the years ended December 31, 2003 and 2002, was as follows:

	2003	2002
	(In thousands)
Tuition and registration fees	$135,902	$21,357
Other	12,909	2,169

Total revenue	$148,811	$23,526

        OEG tuition and registration fee revenue increased $114.5 million or 536.3%, from $21.4 million in 2002 to $135.9 million in 2003. The OEG revenue growth is primarily attributable to an increase in student population from approximately 3,000 students as of January 31, 2003, to approximately 12,200 students as of January 31, 2004.

        OEG other revenue increased $10.7 million or 495.2%, from $2.2 million in 2002 to $12.9 million in 2003. This increase is primarily attributable to the increase in OEG student population mentioned above.

        Educational Services and Facilities Expense.    Educational services and facilities expense increased $119.3 million or 40.5%, from $294.5 million in 2002 to $413.8 million in 2003. The increase is primarily attributable to a $98.0 million increase in CSU-segment educational services and facilities expense, due primarily to increases in variable expenses necessary to support the increase in CSU same-school student population mentioned above, additional student service activities designed to improve retention, an increase in curriculum development activities, and increased occupancy costs associated with facility upgrades and expansions during 2002 and 2003. A significant portion of this increase is also attributable to educational services and facilities expense incurred by CSU new schools. The increase in CSU educational services and facilities expense accounted for approximately 33.3 percentage points of the total 40.5% increase. Approximately $21.3 million or 7.2 percentage points of the total increase is attributable to additional educational services and facilities expense incurred by the OEG segment, associated primarily with increases in variable expenses necessary to support the increase in OEG student population mentioned above and an increase in curriculum development activities.

        General and Administrative Expense.    General and administrative expense increased $195.4 million or 57.7%, from $338.6 million in 2002 to $534.0 million in 2003. The increase is primarily attributable to a $146.0 million increase in CSU-segment general and administrative expense, due primarily to increased advertising, marketing, and admissions activities in support of increased student lead, enrollment, and start targets, an increase in legal and other professional service fees, and an increase in bad debt expense, as discussed below. A significant portion of this increase is attributable to general and administrative expense incurred by CSU new schools. The increase in CSU general and administrative expense accounted for approximately 43.1 percentage points of the total 57.7% increase. Approximately $36.7 million or 10.8 percentage points of the total increase is attributable to additional general and administrative expense incurred by our OEG segment, associated primarily with increased advertising, marketing, and admissions activities in support of increased student lead, enrollment, and start targets and an increase in bad debt expense, as discussed below. The remaining $12.7 million increase, representing 3.8 percentage points of the total 57.7% increase, is attributable to investments in corporate infrastructure necessary to support current and anticipated future growth and maximize operating efficiency.

        Bad debt expense, which is included in general and administrative expense, increased $24.5 million or 84.2%, from $29.1 million in 2002 to $53.6 million in 2003, and bad debt expense as a percentage of revenue increased from 3.7% during 2002 to 4.5% during 2003. This increase in bad debt expense as a percentage of revenue is primarily attributable to a higher rate of attrition, due to, among other things, the introduction during 2003 of tougher credit standards and more aggressive cash collection practices, which caused a larger portion of our receivables to be due from students who did not complete their programs. These students represent a greater credit risk than do those who complete their programs. Also contributing to the increase in bad debt as a percentage of revenue, rising tuition rates have increased the gap between program costs and available financial aid funding, requiring many of our students to enter into payment arrangements with larger monthly payments and terms that may extend beyond their scheduled graduation dates.

        Depreciation and Amortization Expense.    Depreciation and amortization expense increased $10.3 million or 30.5%, from $33.6 million in 2002 to $43.9 million in 2003. Depreciation expense increased $10.4 million or 32.5%, from $32.0 million in 2002 to $42.4 million in 2003, primarily as a result of depreciation expense recorded in connection with 2002 and 2003 capital expenditures. CSU depreciation expense increased $8.2 million, representing 25.7 percentage points of the total increase, OEG depreciation expense increased $0.8 million, representing 2.5 percentage points of the total increase, and corporate depreciation expense increased $1.4 million, representing 4.3 percentage points of the total increase. Amortization expense decreased $0.1 million or 6.3%, from $1.6 million in 2002 to $1.5 million in 2003.

        Income from Operations.    Income from operations during the years ended December 31, 2003 and 2002, was as follows:

	2003	2002
	(In thousands)
CSU	$160,140	$129,450
OEG	66,659	179
Corporate, eliminations, and other	(29,868)	(16,331)

Total income from operations	$196,931	$113,298

        Income from operations increased $83.6 million or 73.8%, from $113.3 million in 2002 to $196.9 million in 2003. Approximately $66.5 million or 58.7 percentage points of the total increase is attributable to the growth of OEG operating income, which increased from $0.2 million in 2002 to $66.7 million in 2003, and approximately $30.7 million or 27.1 percentage points of the total increase is attributable to an increase in CSU operating income. Increases in CSU and OEG income from operations were offset, in part, by an increase in unallocated corporate expenses, intercompany eliminations, and other nonoperating items of approximately $13.6 million, which accounted for 12.0 percentage points of the total 73.8% operating income change.

        Interest Income.    Interest income increased $0.2 million or 24.3%, from $0.8 million in 2002 to $1.0 million in 2003, due primarily to an increase in average daily cash balances available for short-term investment purposes.

        Interest Expense.    Interest expense decreased $0.3 million or 11.9%, from $2.1 million in 2002 to $1.8 million in 2003, due primarily to a decrease in the average interest rate paid on revolving borrowings under our credit agreements, and a decrease in our average capital lease obligations, offset, in part, by an increase in average revolving borrowings under our credit agreements.

        Share of Affiliate Earnings.    Share of affiliate earnings from our 30% minority interest in American University in Dubai, United Arab Emirates, which are included in the results of our CSU segment, increased $1.0 million or 42.8%, from $2.4 million in 2002 to $3.4 million in 2003.

        Provision for Income Taxes.    Provision for income taxes increased $33.4 million or 71.2%, from $46.9 million in 2002 to $80.3 million in 2003, primarily as a result of an increase in pretax income during 2003 of $85.1 million, offset, in part, by a reduction of our effective income tax rate from 41.00% in 2002 to 40.25% in 2003. The decrease in our effective tax rate is attributable to the impact of various tax planning strategies and favorable changes in the proportionate distribution of our total pretax income among the tax jurisdictions in which we operate.

        Net Income.    Net income increased $51.7 million or 76.6%, from $67.5 million in 2002 to $119.2 million in 2003, due to the cumulative effect of the factors noted above.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Colleges, Schools and Universities Revenue.    Revenue for the CSU segment for the years ended December 31, 2002 and 2001, was as follows:

	2002	2001
	(In thousands)
Tuition and registration fees	$682,816	$493,836
Other	73,717	51,783

Total revenue	$756,533	$545,619

        CSU tuition and registration fee revenue increased $189.0 million or 38.3%, from $493.8 million in 2001 to $682.8 million in 2002. The increase is primarily attributable to an increase in CSU tuition and registration fee revenue on a same-school basis (i.e., CSU schools acquired or opened on or prior to January 1, 2001, collectively discussed as "CSU same schools"). The CSU same-school revenue increase is attributable to an approximate 20.0% increase in average student population during 2002, tuition price increases, and a shift in student enrollment mix toward higher priced programs. Also contributing to the CSU revenue increase is revenue generated by CSU schools acquired or opened after January 1, 2001 (TCA, PCI, Orlando Culinary Academy, Brooks College—Sunnyvale, CA and Missouri College, collectively discussed as "CSU new schools").

        CSU other revenue increased $21.9 million or 42.4%, from $51.8 million in 2001 to $73.7 million in 2002. This increase is primarily attributable to CSU same-school other revenue growth, which is driven primarily by the increase in CSU same-school student population mentioned above, and other revenue generated by CSU new schools.

        Online Education Group Revenue.    Revenue for the OEG segment for the years ended December 31, 2002 and 2001, was as follows:

	2002	2001
	(In thousands)
Tuition and registration fees	$21,357	$1,315
Other	2,169	125

Total revenue	$23,526	$1,440

        OEG tuition and registration fee revenue increased $20.0 million or 1524.1%, from $1.3 million in 2001 to $21.4 million in 2002, due primarily to an increase in student population from approximately 200 students as of January 31, 2002, to approximately 3,000 students as of January 31, 2003.

        OEG other revenue increased $2.0 million or 1635.2%, from $0.1 million in 2001 to $2.2 million in 2002. This increase is primarily attributable the increase in OEG student population mentioned above.

        Educational Services and Facilities Expense.    Educational services and facilities expense increased $80.6 million or 37.7%, from $213.9 million in 2001 to $294.5 million in 2002. The increase is primarily attributable to a $74.7 million increase in CSU-segment educational services and facilities expense, due primarily to increases in variable expenses necessary to support the increase in CSU same-school student population mentioned above, additional student service activities designed to improve student retention, an increase in curriculum development activities, and increased occupancy costs associated with facility upgrades and expansions during 2002 and 2001. A significant portion of this increase is attributable to educational services and facilities expense incurred by CSU new schools. The increase in CSU educational services and facilities expense accounted for approximately 34.9 percentage points of the total 37.7% increase. Approximately $5.9 million or 2.8 percentage points of the total increase is attributable to additional educational services and facilities expenses incurred by the OEG segment, associated primarily with increases in variable expenses necessary to support the increase in OEG student population mentioned above and an increase in curriculum development activities.

        General and Administrative Expense.    General and administrative expense increased $105.1 million or 45.0%, from $233.5 million in 2001 to $338.6 million in 2002. The increase is primarily attributable to a $82.2 million increase in CSU-segment general and administrative expense, due primarily to increased advertising, marketing, and admissions activities in support of increased student lead, enrollment, and start targets and an increase in bad debt expense, as discussed below. A portion of this increase is also attributable to general and administrative expense incurred by CSU new schools. The increase in CSU general and administrative expense accounted for approximately 35.2 percentage points of the total 45.0% increase. Approximately $13.3 million or 5.7 percentage points of the total increase is attributable to general and administrative expense incurred by OEG, associated primarily with increased advertising, marketing, and admissions activities in support of increased student lead, enrollment, and start targets and an increase in bad debt expense, as discussed below. The remaining $9.6 million or 4.1 percentage points of the total increase in general and administrative expense is attributable to investments in corporate infrastructure to support current and anticipated future growth and maximize operating efficiency.

        Bad debt expense, which is included in general and administrative expense, increased $11.3 million or 63.5%, from $17.8 million in 2001 to $29.1 million in 2002, and bad debt expense as a percentage of revenue increased from 3.3% during 2001 to 3.7% during 2002. This increase in bad debt expense as a percentage of revenue is primarily attributable to a greater number of students taking higher priced programs, resulting in a decrease in government funding available for students as a percentage of cash receipts. The increasing gap between program costs and available financial aid funding requires many of our students to enter into payment arrangements with larger monthly payments and terms that may extend beyond their scheduled graduation dates. In addition, a higher rate of attrition caused a larger portion of our receivables to be due from students who did not complete their programs. These students represent a greater credit risk than do those who complete their programs.

        Depreciation and Amortization Expense.    Depreciation and amortization expense increased $2.8 million or 9.1%, from $30.8 million in 2001 to $33.6 million in 2002. Depreciation expense increased $7.4 million or 30.1%, from $24.6 million in 2001 to $32.0 million in 2002, primarily as a result of depreciation expense recorded in connection with 2001 and 2002 capital expenditures by our CSU same-schools. CSU depreciation expense increased $8.9 million, representing 36.3 percentage points of the total increase, and OEG depreciation expense of $0.2 million, representing 0.8 percentage points of the total increase. These increases were offset, in part, by a decrease in corporate depreciation expense of $1.7 million, or 7.0 percentage points of the total increase. Amortization expense decreased $4.6 million or 74.2%, from $6.2 million in 2001 to $1.6 million in 2002, due primarily to the elimination of goodwill amortization of approximately $4.2 million in connection with our January 1, 2002, adoption of SFAS 142.

        Income from Operations.    Income from operations during the years ended December 31, 2002 and 2001, was as follows:

	2002	2001
	(In thousands)
CSU	$129,450	$77,759
OEG	179	(2,483)
Corporate, eliminations, and other	(16,331)	(6,454)

Total income from operations	$113,298	$68,822

        Income from operations increased $44.5 million or 64.6%, from $68.8 million in 2001 to $113.3 million in 2002. Approximately $51.7 million or 75.1 percentage points of the total increase is attributable to an increase in CSU operating income, and approximately $2.7 million or 3.9 percentage points of the total increase is attributable to the growth of OEG operating income, which increased from an operating loss of $2.5 million in 2001 to operating income of $0.2 million in 2002. Increases in CSU segment and OEG segment income from operations were offset, in part, by an increase in unallocated corporate expenses, intercompany eliminations, and other nonoperating items of approximately $9.9 million, which accounted for 14.4 percentage points of the total 64.6% operating income change.

        Interest Income.    Interest income increased $0.1 million or 10.0%, from $0.7 million in 2001 to $0.8 million in 2002, due primarily to an increase in cash available for short-term investment purposes, offset by generally lower rates paid on investment balances.

        Interest Expense.    Interest expense increased $0.6 million or 40.3%, from $1.5 million in 2001 to $2.1 million in 2002, due primarily to an increase in interest expense incurred in connection with our long-term contractual obligations and certain other liabilities, offset, in part, by a decrease in average revolving borrowings under our credit agreements, a decrease in our average capital lease obligation, and a decrease in average interest rate paid on revolving borrowings under our credit agreements.

        Share of Affiliate Earnings.    Share of affiliate earnings from our minority interest in American University in Dubai, United Arab Emirates, which are included in the results of our CSU segment, increased $0.7 million or 40.3%, from $1.7 million in 2001 to $2.4 million in 2002.

        Provision for Income Taxes.    Provision for income taxes increased $15.5 million or 49.4%, from $31.4 million in 2001 to $46.9 million in 2002, as a result of an increase in pretax income during 2002 of $44.6 million, offset, in part, by a reduction of our effective income tax rate from 45.00% in 2001 to 41.00% in 2002. Approximately 1.5 percentage points of the 4.0 percentage point decrease in our effective tax rate are attributable to the elimination of goodwill amortization expense during 2002 in connection with our January 1, 2002, adoption of SFAS 142. The remainder of the reduction in our effective tax rate is attributable to the impact of various tax planning strategies.

        Net Income.    Net income increased $29.1 million or 75.9%, from $38.4 million in 2001 to $67.5 million in 2002, due to the cumulative effect of the factors noted above.

Seasonality

        Our results of operations fluctuate primarily as a result of changes in the level of student enrollment at our schools. Our schools experience a seasonal increase in new enrollments in the fall, traditionally when the largest number of new high school graduates begins postsecondary education. Furthermore, although we encourage year-round attendance at all schools, some programs at certain schools include summer breaks. As a result of these factors, total student enrollment and revenue are typically highest in the fourth quarter (October through December) and lowest in the second quarter (April through June). However, our costs and expenses do not fluctuate as significantly on a quarterly basis, except for admissions and advertising costs, which are typically higher during the second quarter and third quarter in support of seasonally high enrollments. We anticipate that these seasonal trends will continue.

Liquidity and Capital Resources

        As of December 31, 2003, we had cash and cash equivalents of $161.2 million, compared to cash and cash equivalents of $33.5 million at December 31, 2002. Our cash flows from operations have been highly reliable and adequate relative to our liquidity requirements. We finance our operating activities and our organic growth primarily through cash generated from operations. We finance acquisitions primarily through funding from a combination of equity issuances, credit facility borrowings, and cash generated from operations. Management anticipates that we will be able to satisfy the cash requirements of our ongoing business for the foreseeable future primarily with cash generated by operations, existing cash balances and, if necessary, borrowings under our existing credit agreements.

        Our primary source of cash is tuition collected from our students. Our students finance tuition costs through the use of a variety of fund sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, private and institutional scholarships, and cash payments. During the years ended December 31, 2003, 2002, and 2001, tuition payments received by our U.S. institutions by primary fund source as a percentage of total tuition payments received by our U.S. institutions was as follows:

	For the Year Ended December 31,
	2003	2002	2001
Title IV funding
Grants	10.4%	10.0%	11.1%
Stafford loans	37.7%	34.5%	38.5%
PLUS loans	9.8%	8.8%	10.6%

Total Title IV funding	57.9%	53.3%	60.2%

Private loans
Non-recourse loans	23.3%	20.7%	10.8%
Recourse loans	0.7%	3.7%	0.9%

Total private loans	24.0%	24.4%	11.7%

Scholarships, grants and other	4.4%	6.2%	5.8%

Cash payments	13.7%	16.1%	22.3%

Total tuition receipts	100.0%	100.0%	100.0%

        Stafford loans are loans made directly to our students by financial institutions that participate in the Federal Family Education Loan ("FFEL") program. There are two types of Stafford loans: subsidized and unsubsidized. Students who have a demonstrated financial need are eligible to receive a subsidized Stafford loan, with the DOE paying the interest on this loan while the student is in school and during the first six months after leaving school. Students without a demonstrated financial need are eligible to receive an unsubsidized Stafford loan. The student is responsible for paying the interest on an unsubsidized Stafford loan while in school and after leaving school. Students who are eligible for a subsidized Stafford loan may also receive an unsubsidized Stafford loan.

        A student is not required to meet any specific credit criteria to receive a Stafford Loan, but any student with a prior Stafford loan default, or who has been convicted under federal or state law of selling or possessing drugs, will not be eligible for a Stafford loan. The DOE has established maximum annual limits on the amount of Stafford loans that students may borrow, and these annual limits are generally less than the tuition costs at our U.S. institutions.

        A PLUS loan is a loan made directly by financial institutions to the parents of our students that participate in the FFEL program. Parents who have an acceptable credit history can borrow under a PLUS Loan to pay the educational expenses of a child who is a dependent student enrolled at least half-time at our U.S. institutions. The amount of a PLUS Loan cannot exceed the student's cost of attendance less all other financial aid received.

        As the Stafford loan limits are generally significantly less than the tuition costs at our U.S.-accredited institutions, our students have been obtaining private loans to finance the remainder of their tuition costs. These private loans are made directly to our students by financial institutions and are not guaranteed under the FFEL program. Two types of private loans are available to our students: non-recourse loans and recourse loans.

        A financial institution providing a non-recourse loan assumes 100% of the credit risk on the loan. To receive a non-recourse loan the student, or the student and a co-borrower, must meet the credit criteria established by the financial institution for these loans. Each financial institution has established its respective credit criteria and loan limits. Students and co-borrowers can generally borrow an amount equal to the student's cost of attendance less all other financial aid received. The majority of non-recourse private loans received by our students at our U.S. institutions during 2003 were provided by two financial institutions: Sallie Mae and Wachovia Bank.

        We have also entered into recourse loan agreements with Sallie Mae and Wachovia Bank. Under these recourse loan agreements, we have agreed to guarantee a fixed percentage, ranging from 14% to 20%, of the private loans made by these financial institutions to students (1) whose credit score was below the credit score required under non-recourse criteria established by the financial institution or (2) who had little or no credit. Under these recourse loan agreements, the financial institution retains a fixed percentage of the loan amounts disbursed and deposits this amount into a reserve account. When a student defaults on a recourse loan, as defined in the recourse loan agreement, we will purchase this defaulted loan from the financial institution from the amount on deposit in the reserve account. Once the amount on deposit in the reserve account has been reduced to zero, we have no further liability with respect to the recourse loans. We consider the amounts guaranteed to be an educational services and facilities expense, and we generally recognize this expense on a straight-line basis over the length of the applicable student's program.

        Under our recourse loan agreement with Sallie Mae, which require us to guarantee 20% of loans funded under the agreement, we have a $40 million recourse loan funding limit, of which approximately $8.0 million had been disbursed to our students as of December 31, 2003. This recourse loan agreement expires in June 2005. The recourse loan agreement with Wachovia Bank expired in June 2003 and was not renewed.

        Increases in tuition received from non-recourse loans have mitigated, to a certain degree, our exposure to credit and collection risk. However, because such loans are available only to lower credit risk students, the increase in non-recourse loan fund flow has not eliminated our exposure to receivables due from higher credit risk students.

        The DOE requires that we keep unbilled Title IV Program funds that are collected in separate cash accounts until the students are billed for the program portion related to those Title IV Program funds. In addition, all funds transferred to our schools through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of December 31, 2003, the balance of such funds held in separate cash accounts is not significant. The restrictions on any cash held in these accounts have not significantly affected our ability to fund daily operations.

        Operating Activities.    Net cash provided by operating activities increased to $233.3 million in 2003 from $106.2 million in 2002. The increase is attributable primarily to an increase in net income of approximately $51.7 million and a $57.5 million decrease in net operating assets during 2003 relative to a $4.6 million decrease in net operating assets during 2002. Excluding the impact of the $40.0 million August 30, 2002, royalty payment to Le Cordon Bleu Limited, as discussed below, cash flow from operating activities during 2002 was approximately $146.2 million. Excluding the impact of cash paid to former Whitman option holders during July 2003 of approximately $23.4 million, as discussed below, cash flows from operating activities during 2003 was approximately $256.7 million.

        Net receivables increased $35.1 million or 42.7%, from $82.3 million as of December 31, 2002 to $117.4 million as of December 31, 2003. Net receivables as of December 31, 2003 and 2002, were 10.0% and 10.6%, respectively, of total revenue for the years ended December 31, 2003 and 2002. Quarterly Days Sales Outstanding (DSO) were 29 days as of December 31, 2003. This represents a four-day decrease from DSO as of December 31, 2002, of 33 days. The decrease in DSO from December 31, 2002 to December 31, 2003 is attributable primarily to the implementation during 2003 of more aggressive cash collections practices and stricter credit standards. We calculate DSO by dividing net receivables by quarterly average daily revenue. Quarterly average daily revenue is computed by dividing total quarterly revenue by the total number of days in the quarter.

        Deferred tuition revenue increased $60.7 million or 114.7%, from $52.9 million as of December 31, 2002 to $113.6 million as of December 31, 2003. The increase is attributable primarily to an increase in student population, which includes the impact of our 2003 acquisitions, and the implementation during 2003 of more aggressive cash collection practices.

        On August 30, 2002, we amended our license agreement with Le Cordon Bleu Limited to reduce the royalty rate payable on eligible culinary revenues from 8% to 2% from September 1, 2002, through December 31, 2008. As consideration for the royalty rate reduction, we paid Le Cordon Bleu Limited a one-time royalty fee of $40.0 million with cash generated from operating activities and funds obtained under our prior credit agreement. In connection with the amendment, we also issued Le Cordon Bleu Limited an option to purchase 200,000 shares of our common stock.

        Investing Activities.    Capital expenditures increased from $60.9 million during 2002 to $100.3 million during 2003. Capital expenditures during 2003, which represented approximately 8.4% of 2003 total revenue, included, among other things, investments in leasehold improvements in connection with new and expanded facilities, and capital equipment purchases necessitated by increasing student population. Approximately 50% of our total 2003 capital expenditures were made in connection with expansion projects and information system improvements in support of current and anticipated future growth. We expect capital expenditures to be approximately 8.5% of total revenue during 2004 as additional schools are acquired or opened, student population increases, and current facilities and equipment are upgraded and expanded. We finance capital expenditures primarily with cash generated from operations.

        On September 3, 2002, we acquired 100% of the issued and outstanding stock of Missouri College, Inc. The purchase price of approximately $6.1 million, excluding estimated acquisition costs of approximately $0.4 million, was paid in cash with funds obtained under our prior credit agreement.

        On February 18, 2003, we acquired 100% of the issued and outstanding stock of Formastrat SA and its subsidiaries, also known as the INSEEC Group, for approximately $19.8 million, including assumed debt of $3.2 million and excluding estimated acquisition costs of approximately $1.8 million, primarily with funds obtained under our U.S. Credit Agreement.

        On July 1, 2003, we acquired 100% of the issued and outstanding stock of Whitman Education Group, Inc. for approximately $267.8 million, excluding estimated acquisition costs of approximately $4.5 million. The cash portion of the purchase price of approximately $95.4 million and cash consideration paid to Whitman option holders of approximately $23.4 million was paid primarily with funds obtained under our U.S. Credit Agreement. Whitman shareholders also received an aggregate of approximately 4.4 million shares of our common stock in connection with the transaction.

        On August 5, 2003, we acquired certain assets and assumed certain liabilities of Western School of Health and Business Careers for approximately $8.0 million, excluding estimated acquisition costs of $0.4 million, primarily with funds obtained under our U.S. Credit Agreement.

        Financing Activities and Capital Resources.    From May 30, 1997 through December 19, 2002, we maintained a credit agreement with a consortium of banks that was amended from time to time. The amended credit agreement allowed us to borrow up to $90.0 million under a revolving credit facility and obtain up to $50.0 million in standby letters of credit. On December 19, 2002, we prepaid in full and terminated our amended credit agreement and entered into a new unsecured credit agreement (the "U.S. Credit Agreement") with a syndicate of financial institutions, represented by, among others, an administrative agent. Costs incurred in connection with the prepayment and early termination of our amended credit agreement were not material.

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

        Subject to the terms of the U.S. Credit Agreement, we may elect which of the forgoing types of interest rate applies to a particular borrowing made under the U.S. Credit agreement. Interest on each borrowing bearing interest at the prime rate (as specified in (1) above) is payable quarterly and at maturity. Interest on each borrowing bearing interest at the eurocurrency rate (as specified in (2) above) is payable every one, two, or three months, depending on the interest period applicable to such borrowing, and at maturity.

        As of December 31, 2003, we had outstanding under our U.S. Credit Agreement revolving loans totaling $91.9 million and letters of credit totaling $17.2 million. The availability under our U.S. Credit Agreement as of December 31, 2003, was $90.9 million.

        During the first quarter of 2003, we entered into an interest rate swap agreement to effectively fix at 2.88% the rate of interest payable by us on a certain portion of $16.9 million, denominated in €13.5 million, borrowed under our U.S. Credit Agreement to finance our acquisition of the INSEEC Group. The notional amount of the interest rate swap, which expires in March 28, 2006, is €12.0 million and decreases by €1.5 million every six months beginning June 28, 2004. The impact of the interest rate swap agreement on our consolidated financial position, or results of operations, or cash flows during the year ended December 31, 2003, was not significant.

        Our domestic subsidiaries, jointly and severally, have guaranteed repayment of obligations under the U.S. Credit Agreement. Under the U.S. Credit Agreement, we are limited in our ability to take certain actions, including, among other things, consummating certain acquisitions or mergers, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring other debt in excess of specified amounts, prepaying other debt, and making certain investments. We are also required to satisfy certain financial covenants on a periodic basis, including the maintenance of a maximum consolidated leverage ratio of 2.50:1 (during the current period), a minimum fixed charge coverage ratio of 1.50:1, a minimum level of consolidated net worth, and a minimum annual consolidated DOE financial responsibility composite score of 1.50. As of December 31, 2003, we were in compliance with the covenants of our U.S. Credit Agreement.

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

        Borrowings under the Canadian Credit Agreement bear interest at variable rates per annum that are tied to the prime rate and the eurocurrency rate as follows:

  (1)
  the higher of (a) the Canadian administrative agent's prime rate or (b) the average rate for 30-day Canadian Dollar Banker's Acceptance plus 75 basis points, plus a specified number of basis points, ranging from 0 to 50 (based on our consolidated leverage ratio), or

  (2)
  the British Bankers Association Interest Settlement Rate for Canadian dollars, plus a specified number of basis points, ranging from 75 to 150 (based upon our consolidated leverage ratio).

        Subject to the terms of the Canadian Credit Agreement, our Canadian subsidiaries may elect which of the forgoing types of interest rate applies to a particular borrowing made under the Canadian Credit agreement. Interest on each borrowing bearing interest at the prime rate (as specified in (1) above) is payable quarterly and at maturity. Interest on each borrowing bearing interest at the eurocurrency rate (as specified in (2) above) is payable every one, two, or three months, depending on the interest period applicable to such borrowing, and at maturity.

        CEC has guaranteed repayment of our Canadian subsidiaries' obligations under the Canadian Credit Agreement. Under the Canadian Credit Agreement, our Canadian subsidiaries are limited in their ability to take certain actions, including, among other things, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring debt in excess of specified amounts, prepaying other debt, and making certain investments. As of December 31, 2003, our Canadian subsidiaries were in compliance with the covenants of our Canadian Credit Agreement.

        As of December 31, 2003, we had outstanding under our Canadian Credit Agreement revolving loans totaling $3.9 million. The availability under our Canadian Credit Agreement as of December 31, 2003, was $6.1 million.

        As of December 31, 2003, minimum future cash payments due under contractual obligations, including, among others, our credit agreements, non-cancelable operating and capital lease agreements, and long-term arrangements, are as follows (in thousands):

	2004	2005	2006	2007	2008	2009 & Thereafter	Total
Revolving loans	$75,000	$—	$—	$20,735	$—	$—	$95,735
Capital lease obligations	3,893	1,508	749	611	535	1,882	9,178
Other long-term debt	1,140	611	—	—	—	—	1,751
Operating lease obligations	83,209	82,212	81,242	78,246	73,828	489,883	888,620
Long-term contractual obligations	—	—	—	—	—	9,679	9,679

Total contractual cash obligations	$163,242	$84,331	$81,991	$99,592	$74,363	$501,444	$1,004,963

        Revolving loans of $75.0 million due during 2004 were paid in full during January 2004.

        We rent most of our facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through 2054. We also finance the acquisition of certain equipment through capital lease agreements. As of December 31, 2003, the principal balance of outstanding capital lease obligations was approximately $7.8 million.

        In 2001, we recorded a $5.1 million liability representing our preliminary estimate of the present value of payments due, beginning in 2008, under a pre-existing long-term contractual obligation for which we will receive no further benefit. During 2002, we recorded a purchase accounting adjustment of $4.1 million and interest accretion of $0.5 million to increase the total liability to $9.7 million.

Recent Accounting Pronouncements

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure ("SFAS 148"). SFAS 148 amends SFAS 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for annual periods ending after December 15, 2002, and interim periods beginning after December 31, 2002. We have adopted the amendments to SFAS 123 disclosure provisions required under SFAS 148 but will continue to use the intrinsic value method under Opinion 25 to account for stock- based compensation. As such, our adoption of this statement has not had a significant impact on our consolidated financial position or results of operations.

        In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), and subsequently revised in December 2003. FIN 46 addresses consolidation of variable interest entities where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties and the equity investors lack one or more essential characteristics of a controlling financial interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired prior to February 1, 2003. We are not currently an investor in any variable interest entities.

        In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. In general, this Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement has not had a significant impact on our consolidated financial position or results of operations.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, with the exception of an indefinite deferral relating to application to limited life entities. Our adoption of this statement has not had a significant impact on our consolidated financial position or results of operations.

Risks Related to Our Business

        The following risks, uncertainties, and other factors could have a material adverse affect on our business, financial condition, operating results, and growth prospects.

  Failure to Comply with Extensive Regulations Could Have a Material Adverse Effect on our Business

  Failure of our U.S. schools to comply with extensive regulations could result in financial penalties, restrictions on our operations, or loss of external financial aid funding for our students.

        We derive a significant portion of our revenue from students participating in U.S. federal student financial aid programs administered by the DOE. For these programs to be available to its students, a U.S. institution must obtain and maintain authorization by the appropriate state agencies, accreditation by an accrediting agency recognized by the DOE, and certification by the DOE. As a result, our U.S. schools are subject to extensive regulation by these agencies. These regulations cover virtually all phases of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw, and financial strength. These regulations also affect our ability to acquire or open additional schools, add new educational programs, or change our corporate structure. The agencies that regulate our operations periodically revise their requirements and modify their interpretations of existing requirements.

        If one of our schools were to violate any of these regulatory requirements, we could suffer a financial penalty. A regulatory agency could also place limitations on our schools' operations or terminate the schools' ability to grant degrees and certificates or their eligibility to receive federal student financial aid funds on behalf of its students. A significant portion of our students rely on federal student financial aid funds to finance their education. We cannot predict with certainty how all of these requirements will be applied, or whether each of our schools will be able to comply with all of the requirements in the future. We have described some of the most significant regulatory requirements and risks that apply to our U.S. schools in the following paragraphs. Please also see "Business—Financial Aid and Regulation" for more detailed information on the regulations and other requirements that apply to us.

  The U.S. Congress may change the law or reduce funding for federal student financial aid programs, which could harm our student population and revenue.

        The U.S. Congress periodically revises the Higher Education Act and other laws governing the federal student financial aid programs and annually determines the funding level for each of these programs. During 2004, Congress is expected to devote significant attention to reauthorizing the Higher Education Act, which will likely result in numerous legislative changes. Any action by Congress that significantly reduces funding for the federal student financial aid programs or the ability of our schools or students to participate in these programs could have a material adverse effect on our student population and revenue. Legislative action may also increase our administrative costs and require us to modify our practices in order for our schools to comply fully with applicable requirements.

  If we or our schools do not meet financial responsibility standards, our schools may be required to post a letter of credit and our participation in federal student financial aid programs could be limited, which could harm our net income and student population.

        To participate in the federal student financial aid programs, an institution must meet general standards of financial responsibility and either meet specific numeric measures of financial responsibility prescribed by the DOE or post a letter of credit in favor of the DOE and possibly accept other conditions on its participation in the federal student financial aid programs. Currently, none of our schools is required to post a letter of credit in favor of the DOE or accept other conditions on its participation in the federal student financial aid programs due to failure to satisfy the numeric measures of financial responsibility. If, however, we or our institutions fail to satisfy the numeric standards in the future, any required letter of credit, if obtainable, and any limitations on our participation in the federal student financial aid programs could adversely affect our net income and student population. Our inability to obtain a required letter of credit could also adversely affect our net income and student population. Under a separate requirement, an institution must post a letter of credit if it makes more than a certain proportion of student refunds beyond the regulatory time period. Nineteen of our institutions have outstanding letters of credit in favor of the DOE in the amount of $4.1 million due to late student refunds.

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

  If regulators do not approve our acquisition of schools from third parties, the acquired schools would not be permitted to participate in federal student financial aid programs.

        When we acquire an institution, the DOE and most applicable state authorizing agencies and accrediting agencies consider that a change of ownership or control of the institution has occurred. A change of ownership or control of an institution under the standards of the DOE may result in the temporary suspension of the institution's participation in the federal student financial aid programs until the DOE issues a temporary certification document. If we were unable to promptly reestablish the state authorization, accreditation or DOE certification of an institution we acquired, depending on the size of that acquisition, that failure could have a material adverse effect on our business.

  If regulators do not approve transactions involving a change of control or change in our corporate structure, we may lose our ability to participate in federal student financial aid programs.

        If we experience a change of control under the standards of applicable state agencies, accrediting agencies or the DOE, we or the schools governed by such agencies must seek the approval of the relevant agencies. The failure of any of our schools to reestablish its state authorization, accreditation or DOE certification would result in a suspension or loss of federal student financial aid funding, which could have a material adverse effect on our student population and revenue.

        The DOE, state agencies, or accrediting agencies may consider other transactions or events to constitute a change of control. If the DOE or any other regulatory agencies interpreted a particular sequence of events to constitute a change of control, we would be required to seek all necessary approvals to continue our participation in the federal student financial aid programs, and could at least temporarily lose access to financial aid funding on that basis. Some of these transactions or events, such as a significant acquisition of our common stock, may be beyond our control.

  If our schools do not maintain their state authorizations and accreditations, they may not operate or participate in federal student financial aid programs.

        A school that grants degrees, diplomas, or certificates must be authorized by the relevant agencies of the state in which it is located and, in some cases, other states where the school is deemed to be operating. State authorization and accreditation by an accrediting agency recognized by the DOE also are required for an institution to participate in the federal student financial aid programs.

Requirements for authorization and accreditation vary substantially among the applicable agencies, and some of our schools must satisfy highly detailed standards regarding their educational programs, facilities, faculty, and other matters to maintain the necessary approvals. Loss of state authorization or accreditation by any of our campuses, depending on the size of the campus, could have a material adverse effect on our student population and revenue.

  Government and regulatory agencies may conduct compliance reviews, bring claims or initiate litigation against us.

        Because we operate in a highly regulated industry, we are subject to compliance reviews, claims of non-compliance or lawsuits by government agencies. If the results of these reviews or proceedings are unfavorable to us or if we are unable to defend successfully against lawsuits or claims, we may be required to pay money damages or be subject to fines, limitations, loss of federal funding, injunctions, or other criminal or civil penalties. Even if we adequately address issues raised by an agency review or successfully defend a lawsuit or claim by the government, we may have to devote significant financial and management resources to address these issues.

  Budget constraints in states that provide state financial aid to our students could reduce the amount of such financial aid that is available to our students, which could adversely effect our student population.

        A significant number of states are facing budget constraints that are causing them to reduce state appropriations in a number of areas. Those states include California and others that provide financial aid to our students. We expect that California and other states may decide to reduce the amount of state financial aid that they provide to students, but we cannot predict how significant any of these reductions will be or how long they will last. If the level of state funding for our students decreases and our students are not able to secure alternative sources of funding, our student population could be adversely affected.

  Failure to comply with extensive Canadian regulations could affect the ability of our Canadian schools to participate in Canadian financial aid programs.

        We derive a majority of our Canadian schools' revenue from Canadian governmental financial aid programs. Depending on their province of residence, Canadian students may receive loans under the Canada Student Loans Program, the Ontario Student Loans Plan, or the Quebec Loans and Bursaries Program. In addition, there are students attending our Canadian schools who receive government- sponsored financial assistance from provinces other than Ontario and Quebec.

        Our Canadian schools must meet eligibility standards to administer these programs and must comply with extensive statutes, rules, regulations, and requirements. Each of our Ontario schools will be required to share the cost of student loan defaults if defaults by its students on their Ontario Student Assistance Plan loans exceed specified rates. Our International Academy of Design and Technology and SoftTrain schools in Toronto currently do not have a default rate that exceeds the applicable threshold of 25.0%. However, our International Academy of Design and Technology school in Ottawa had an overall default rate of 27.0% in 2003 and has received a letter from the Ontario Ministry of Training, Colleges and Universities indicating that it may have to share in the costs of defaults and post an additional bond with the Ministry. If our Canadian schools cannot meet these and other eligibility standards or fail to comply with applicable requirements, it could have a material adverse effect on our net income.

        The Canadian, Ontario, and Quebec governments continuously review the legislative, regulatory, and other requirements relating to student financial assistance programs due to political and budgetary pressures. Although we do not anticipate a significant reduction in the funding for these programs, any change that significantly reduces funding or the ability of our schools to participate in these programs could have a material adverse effect on our student population and revenue.

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

        We have grown rapidly since our incorporation in January 1994. Our continued rapid growth may place a strain on our management, operations, employees, or resources. We may not be able to maintain or accelerate our current growth rate, effectively manage our expanding operations, or achieve planned growth on a timely or profitable basis. If we are unable to manage our growth effectively, we may experience operating inefficiencies, and our net income may be materially adversely affected.

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

  Failure to effectively identify, pursue, and integrate acquired schools could harm our business.

        We expect to continue to rely on acquisitions as a key component of our growth. From time to time, we engage in, and we are currently engaged in, evaluations of, and discussions with, possible acquisition candidates. We may not continue to be able to identify suitable acquisition opportunities or to acquire any such schools on favorable terms. Furthermore, we may not be able to successfully integrate any acquired schools into our operations profitably. Acquisitions involve a number of special risks and challenges, including the diversion of management's attention, difficulties in assimilating the operations and personnel of acquired schools, adverse short-term effects on reported operating results, possible loss of key employees, and difficulty of presenting a unified corporate image. Continued growth through acquisition may also subject us to unanticipated business or regulatory uncertainties or liabilities. Acquired schools may not enhance our business and, if we do not successfully address associated risks and uncertainties, may ultimately have a material adverse effect on our growth and ability to compete.

  Opening additional new schools and adding new services could be difficult for us.

        We have also grown by opening new schools as additional branches of existing schools. Establishing new schools poses unique challenges and requires us to make investments in management, capital expenditures, marketing expenses, and other resources different, and in some cases greater, than those required with respect to the operation of acquired schools. When opening a new school, we may be required to obtain appropriate state or provincial and accrediting agency approvals. In addition, to be eligible for federal student financial aid programs, such a school has to be certified by the DOE. Our failure to effectively manage the operations of newly established schools or service areas, or any diversion of management's attention from our core career-oriented school operating activities, could harm our business.

  We face litigation that could have a material adverse effect on our business, financial condition and results of operations

        We and some of our current and former directors and executive officers have been named as defendants in numerous private securities class action lawsuits. Between December 9, 2003 and February 6, 2004, six purported class action lawsuits were filed in the United States District Court for the Northern District of Illinois, alleging that we made certain material misrepresentations and failed to disclose certain material facts about our condition and prospects. We cannot predict what the outcome of these lawsuits will be. Additionally, in the ordinary conduct of our business, we and our schools are subject to various other lawsuits, investigations and claims, covering a wide range of matters, including, but not limited to, claims involving students or graduates and routine employment matters. It is possible that we may be required to pay substantial damages or settlement costs in excess of our insurance coverage, which could have a material adverse effect on our financial condition or results of operation. We could also incur substantial legal costs, and management's attention and resources could be diverted from our business. Please also see "Legal Proceedings" for more detailed information on these litigation risks.

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

  We compete with a variety of schools, and if we are unable to compete effectively, our student population and revenue could be harmed.

        The postsecondary education market is highly competitive. Our schools compete with traditional public and private two-year and four-year colleges and universities and other proprietary schools, including those that offer distance learning programs. Some public and private colleges and universities, as well as other private, career-oriented schools, offer programs similar to those of our schools. Although tuition at private nonprofit institutions is, on average, higher than tuition at our schools, some public institutions are able to charge lower tuition than our schools, due in part to government subsidies and other financial resources not available to proprietary schools. Some of our competitors in both the public and private sectors have substantially greater financial and other resources than we have. We may incur increasing costs competing for students. If we are not able to compete effectively for students, our revenue may decline.

  Expansion outside of the U.S., Canada, France, the United Kingdom, and the United Arab Emirates could adversely affect our business.

        Although we currently operate in the U.S., Canada, France, the United Kingdom, and the United Arab Emirates, we intend to explore opportunities outside those markets. There may be difficulties and complexities associated with our expansion into these other international markets, and our strategies may not succeed beyond our current markets. International operations present inherent risks, including currency fluctuations, varying political and economic conditions, unanticipated changes in regulation, trade barriers, staffing and management problems, and adverse tax consequences. Also, in further expanding internationally, we would be required to comply with different, and potentially more onerous, regulatory requirements. If we do not effectively address these risks, our growth and ability to compete may be impaired.

  Failure to obtain additional capital in the future could reduce our ability to grow.

        We believe that funds from operations, cash, investments, borrowings under our $200 million U.S. Credit Agreement, and borrowings under our $10 million Canadian Credit Agreement will be adequate to fund our current operating plans for the foreseeable future. However, we may need additional debt or equity financing in order to carry out our strategy of growth through acquisitions. We may also need additional debt or equity financing in the future to execute our growth strategy. The amount and timing of such additional financing will vary principally depending on the timing and size of acquisitions and the sellers' willingness to provide financing. To the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our growth strategy.

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

        Our success to date has depended, and will continue to depend, largely on the skills and efforts of John M. Larson, our Chairman, President, and Chief Executive Officer, Patrick K. Pesch, our Executive Vice President, Chief Financial Officer, Treasurer, and Secretary, Nick Fluge, President of our Online Education Group, Jacob P. Gruver, Group President of our College East, College West, and University divisions, Jon R. Coover, Group President of our Gibbs, Health Education East, and Health Education West divisions, Paul R. Ryan, Group President of our Academy, Culinary East, and Culinary West divisions, Todd H. Steele, Group President of our International and Startup divisions, and Steve B. Sotraidis, our Executive Vice President of Administration, and our other key personnel. Our success also depends, in large part, upon our ability to attract and retain highly qualified faculty, school presidents and administrators, and corporate management. Due to the nature of our business, we may have difficulty locating and hiring qualified personnel and retaining such personnel once hired. None of our employees is subject to an employment or noncompetition agreement other than Mr. Larson. We do not maintain life insurance on any of our employees. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on our business, results of operations, or financial condition. In addition, a limited number of our faculty members are represented by unions, although they are not currently subject to collective bargaining agreements. If we become subject to collective bargaining agreements, our flexibility in making human resources decisions could be impaired.

  Terrorist attacks and other acts of wider armed conflict may have an adverse effect on the U.S. and world economies and may disrupt our provision of educational services.

        Terrorist attacks and other acts of violence or war, such as those that took place on September 11, 2001, could have an adverse effect on our business, results of operations, or financial condition. There can be no assurance that there will not be further terrorist attacks against the United States or its businesses or interests. Attacks or armed conflicts that directly impact our physical facilities or ability to recruit foreign students could significantly affect our ability to provide educational services to our students and thereby impair our ability to achieve our expected results. Further, the adverse effects that such violent acts and threats of future attacks could have on the U.S. and world economies could similarly have a material adverse effect on our business, results of operations, and financial condition. Finally, further terrorist acts could cause the United States to enter into a wider armed conflict which could further impact our operations and result in prospective students, as well as our current students and employees, entering the armed forces. These factors could cause significant declines in our enrollment and could have a material adverse effect on our business, results of operations, or financial condition.

  Anti-takeover provisions in our charter documents and under Delaware law and our stockholders' rights plan could make an acquisition of us, which may be beneficial to our stockholders, more difficult.

        Provisions of our Certificate of Incorporation and our by-laws contain provisions that may delay, defer, or inhibit a future acquisition of us not approved by our board of directors. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our board of directors in connection with the transaction. For example, our Certificate of Incorporation authorizes our board of directors to issue up to 1,000,000 shares of preferred stock with such voting, conversion, and other rights, preferences, privileges, and restrictions as it determines, without any further vote or action by our stockholders. The rights of the holders of our common stock will be subject to, and may be harmed by, the rights of the holders of our preferred stock that may be issued in the future. In addition, our Certificate of Incorporation divides our board of directors into three classes having staggered terms. We are also subject to the provisions of Delaware law that could have the effect of delaying, deferring, or preventing a change of control of our company. One of these provisions prevents us from engaging in a business combination with any interested stockholder for a period of three years from the date the person becomes an interested stockholder, unless specified conditions are satisfied. We have also implemented a stockholders' rights plan, also commonly called a "poison pill," that would substantially reduce or eliminate the expected economic benefit to an acquiror from acquiring us in a manner or on terms not approved by our board of directors. These and other impediments to a third-party acquisition or change of control could limit the price investors are willing to pay in the future for shares of our common stock.

  Risks Specific to our Online Education Group's Business Could Have a Material Adverse Effect on our Business.

        Our Online Education Group intends to continue increasing the number of its students and more resources will be required to support this anticipated growth, including additional faculty, enrollment, and academic and financial counselors. This exceptional growth has placed, and future growth is expected to place, a significant strain on our Online Education Group's operational resources. The continued development of awareness of the programs offered by our Online Education Group is critical to the continued acceptance and growth of our Online Education Group's programs. If our Online Education Group is unable to continue to develop awareness of the programs offered by it, this could limit its enrollments and negatively impact its ability to increase revenues and profitability.

        Our Online Education Group's success depends in part on its ability to expand the content of its programs, develop new programs in a cost-effective manner, and meet its students' needs in a timely manner. The expansion of our Online Education Group's existing programs and the development of new programs may not be accepted by its students or the online education market.

        The performance and reliability of our Online Education Group's program infrastructure is critical to the reputation of our Online Education Group and its ability to attract and retain students. Any system error or failure, or a sudden and significant increase in traffic, may result in the unavailability of our Online Education Group's computer networks. Individual, sustained, or repeated occurrences could significantly damage the reputation of our Online Education Group and result in a loss of potential or existing students. Additionally, our Online Education Group's computer systems and operations are vulnerable to interruption or malfunction due to events beyond its control, including natural disasters and telecommunications failures. Any interruption to our Online Education Group's computer systems or operations could have a material adverse effect on the ability of our Online Education Group to attract and retain students.

        Our Online Education Group's computer networks may be vulnerable to unauthorized access, computer hackers, computer viruses, and other security problems. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations. Due to the sensitive nature of the information contained on our Online Education Group's networks, such as students' grades, its networks may be targeted by hackers. As a result, our Online Education Group may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We may use derivative financial instrument for the express purpose of mitigating our exposure to these risks. We do not use derivative financial instruments for speculative purposes.

        Interest Rate Exposure.    Our borrowings under our credit agreements bear annual interest at variable rates tied to the prime rate and the Eurocurrency rate. The outstanding borrowings under these credit agreements were $95.8 million and $27.0 million at December 31, 2003 and 2002, respectively.

        During the first quarter of 2003, we entered into an interest rate swap agreement to effectively fix at 2.88% the rate of interest payable by us a portion of $16.9 million, denominated in €13.5 million, borrowed under our U.S. Credit Agreement to finance our acquisition of the INSEEC Group. The notional amount of the interest rate swap, which expires on March 28, 2006, is €12.0 million and decreases by €1.5 million every six months beginning June 28, 2004. The impact of the interest rate swap agreement on our consolidated financial position, or results of operations, or cash flows during the year ended December 31, 2003, was not significant.

        The weighted average annual interest rate of borrowings under our credit agreements, including the effect of the interest rate swap agreement, was 2.20% and 4.25% as of December 31, 2003 and 2002, respectively.

        In addition, we had capital lease obligations totaling $7.8 million and $5.2 million as of December 31, 2003 and 2002, respectively, bearing interest at a weighted average rate of 8.20% and 8.80%.

        We estimate that the book value of our debt instruments and related derivative financial instruments approximated their fair values as of December 31, 2003 and 2002. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

        Foreign Currency Exposure.    Certain of our foreign subsidiaries use functional currencies other than the U.S. dollar. We are subject to risks associated with fluctuations in the value of the Canadian dollar, the Euro, and the British pound vis-à-vis the U.S. dollar. Our investment in our foreign operations as of December 31, 2003, is not significant, and the book values of the assets and liabilities of such foreign operations as of December 31, 2003, approximated their fair values.

        As of December 31, 2003, we had borrowings outstanding under our U.S. Credit Agreement of $16.9 million denominated in 13.5€ million and borrowings outstanding under our Canadian Credit Agreement of $3.9 million denominated in $5.0 million Canadian. We had no such borrowings outstanding as of December 31, 2002.

        We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in foreign currency exchange rates is not significant.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated balance sheets are as of December 31, 2003 and 2002, and the consolidated statements of income, stockholders' equity, and cash flows are for each of the years ended December 31, 2003, 2002, and 2001:

        Report of Independent Auditors, page F-1.

        Report of Independent Public Accountants, page F-3.

        Consolidated Balance Sheets, page F-4.

        Consolidated Statements of Income, page F-5.

        Consolidated Statements of Stockholders' Equity, page F-6.

        Consolidated Statements of Cash Flows, page F-7.

        Notes to Consolidated Financial Statements, page F-8.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURS

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

        The information in response to this item is incorporated by reference from the sections captioned "PROPOSAL NO. 1—ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" of the definitive Proxy Statement to be filed in connection with our 2004 Annual Meeting of Stockholders (the "2004 Proxy Statement").

Code of Ethics

        We have adopted a code of ethics that applies to all of our executive officers and senior financial officers (including our chief executive officer, chief financial officer, chief accounting officer, controller, and any person performing similar functions). We have filed a copy of this Code of Ethics as Exhibit 14 to this Form 10-K. We will also make the Code of Ethics available on our website at http://www.careered.com under the caption "Investor Relations."

ITEM 11.    EXECUTIVE COMPENSATION

        The information in response to this item is incorporated by reference from the section of the 2004 Proxy Statement captioned "EXECUTIVE COMPENSATION."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information in response to this item is incorporated by reference from the sections of the 2004 Proxy Statement captioned "SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS" and "EQUITY COMPENSATION PLAN INFORMATION."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information in response to this item is incorporated by reference from the sections of the 2004 Proxy Statement captioned "EXECUTIVE COMPENSATION" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION."

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SECURITIES

        The information in response to this item is incorporated by reference from the section of the 2004 Proxy Statement captioned "PRINCIPAL ACCOUNTANT FEES AND SERVICES."

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this Form 10-K or incorporated by reference as set forth below:

1.
Financial Statements of Career Education Corporation and Its Subsidiaries.

    Report of Independent Auditors, page F-1.

    Report of Independent Public Accountants, page F-2.

    Consolidated Balance Sheets at December 31, 2003 and 2002, page F-3.

    Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001, page F-4.

    Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2003, 2002 and 2001, page F-5.

    Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002, and 2001, page F-6.

    Notes to Consolidated Financial Statements, page F-7.

2.
(a) Exhibits:

*3.1	Amended and Restated Certificate of Incorporation of the Company, as amended.
+3.2	Amended and Restated By-laws of the Company.
**4.1	Form of specimen stock certificate representing Common Stock.
***4.2	Credit Agreement dated as of December 19, 2002 among Career Education Corporation, as borrower, Bank of America, N.A., as Administrative Agent, LaSalle Bank National Association and JPMorgan Chase Bank, as Co-Syndication Agents, SunTrust Bank, as documentation Agent, and the other lenders named therein. Schedules and exhibits to this Credit Agreement have not been included herewith, but will be furnished supplementally to the Commission upon request.
*4.3	Credit Agreement dated as of February 18, 2003 among International Academy of Merchandising & Design (Canada) Ltd., Académie Internationale du Design Inc./International Academy of Design Inc., SoftTrain Institute Inc., Retter Business College Corp., Bank of America, N.A., acting through its Canadian branch, as Canadian Administrative Agent, and the other lenders named therein. Schedules and exhibits to this Credit Agreement have not been included herewith, but will be furnished supplementally to the Commission upon request.
****4.4	Rights Agreement dated as of May 28, 2002 between Career Education Corporation and Computershare Investor Services, LLC which includes as Exhibit A, the Form of Certificate of Designations, as Exhibit B, the Form of Rights Certificate and as Exhibit C, the Summary of Rights to Purchase Preferred Shares.
**10.1	Career Education Corporation 1995 Stock Option Plan, as amended. ++
**10.2	Form of Option Agreement under the Company's 1995 Stock Option Plan. ++
**10.3	Career Education Corporation 1998 Employee Incentive Compensation Plan. ++
+++10.4	Form of Option Agreement under the Company's 1998 Employee Incentive Compensation Plan. ++
**10.5	Career Education Corporation 1998 Non-Employee Directors' Stock Option Plan. ++
**10.6	Form of Option Agreement under the Company's 1998 Non-Employee Directors' Stock Option Plan. ++

**10.7	Career Education Corporation 1998 Employee Stock Purchase Plan.
**10.8	Amendments to Career Education Corporation 1998 Employee Incentive Compensation Plan dated as of July 29, 1998, February 17, 1999, January 24, 2000 and April 5, 2002. ++
*****10.9	Employment Agreement dated as of August 1, 2000, between the Company and John M. Larson. ++
**10.10	Form of Indemnification Agreement for Directors and Executive Officers. ++
**10.11	Form of Management Fee Agreement between the Company and each of its subsidiaries.
**10.12	Form of Tax Sharing Agreement between the Company and each of its subsidiaries.
++++10.13	Fifth Amendment to the Career Education Corporation 1998 Employee Incentive Compensation Plan. ++
14	Code of Ethics
21	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP.
23.2	Explanation Concerning Absence of Consent of Arthur Andersen LLP.
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Previously filed with our Form 10-K for the year ended December 31, 2002.
**	Incorporated herein by reference to our Registration Statement on Form S-1, effective as of January 28, 1998.
***	Incorporated herein by reference to our Current Report on Form 8-K filed on December 20, 2002.
****	Incorporated herein by reference to our Registration Statement on Form 8-A, effective as of May 28, 2002.
*****	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2000.
+	Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 1997.
++	Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-K.
+++	Incorporated herein by reference to our Definitive Proxy Statement on Schedule 14A filed April 12, 2002.
++++	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2003.
(b)
Reports on Form 8-K:

  We filed a Current Report on Form 8-K on October 22, 2003, to report our issuance of a press release announcing our third quarter 2003 earnings. (Items 7, 9, and 12 on Form 8-K).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March 2004.

CAREER EDUCATION CORPORATION
By:	/s/ PATRICK K. PESCH Patrick K. Pesch, Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN M. LARSON John M. Larson	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	March 12, 2004
/s/ PATRICK K. PESCH Patrick K. Pesch	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 12, 2004
/s/ DENNIS H. CHOOKASZIAN Dennis H. Chookaszian	Director	March 12, 2004
/s/ ROBERT E. DOWDELL Robert E. Dowdell	Director	March 12, 2004
/s/ THOMAS B. LALLY Thomas B. Lally	Director	March 12, 2004
/s/ WALLACE O. LAUB Wallace O. Laub	Director	March 12, 2004
/s/ KEITH K. OGATA Keith K. Ogata	Director	March 12, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Career Education Corporation:

        We have audited the accompanying consolidated balance sheets of CAREER EDUCATION CORPORATION (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of CAREER EDUCATION CORPORATION AND SUBSIDIARIES for the year ended December 31, 2001, before the inclusion of additional disclosures referred to in the last paragraph of this report, were audited by another auditor who has ceased operations and whose report dated January 29, 2002, expressed an unqualified opinion on such statements.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CAREER EDUCATION CORPORATION AND SUBSIDIARIES as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 3 and Note 4 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

        As discussed above, the financial statements of CAREER EDUCATION CORPORATION AND SUBSIDIARIES for the year ended December 31, 2001, were audited by another auditor who has ceased operations. As described in Note 8, the Company changed the composition of its reportable segments in 2003, and the amounts in the 2001 financial statements relating to reportable segments in Note 8 and the components of revenues in the statement of income have been restated to conform to the 2003 composition of reportable segments. We audited the adjustments that were applied to restate the amounts for reportable segments reflected in the 2001 financial statements. Our procedures included 1) agreeing the adjusted amounts of segment revenues; profit; assets; capital expenditures; depreciation and amortization; share of affiliate earnings to the Company's underlying records obtained from management, and 2) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. Also, as described in Note 4, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the table of amounts in Note 4 with respect to 2001 included (a) agreeing the previously reported amounts to the previously issued financial statements and the adjustments to previously reported amounts representing amortization expense (including any related tax effects) recognized in those periods related to goodwill and intangible assets that are no longer being amortized to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of previously reported amounts to adjusted amounts, and the related earnings-per-share amounts. In addition, Note 17 was revised in 2003 to include disclosure of the deferred tax valuation allowance for 2001. Our procedures with respect to those disclosures for 2001 included 1) agreeing the amounts in each column to the Company's underlying records obtained from management, and 2) testing the mathematical accuracy of the rollforward on the schedule of the beginning and ending balances. In our opinion, these adjustments and disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ ERNST & YOUNG LLP
Chicago, Illinois
January 29, 2004

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

ARTHUR ANDERSEN LLP

Chicago, Illinois
January 29, 2002

(1)
This is a copy of the audit report for the years ended December 31, 2001, 2000 and 1999, previously issued by Arthur Anderson LLP. This audit report has not been reissued by Arthur Anderson LLP in connection with this filling on Form 10-K. The consolidated balance sheet as of December 31, 2001 and 2000, referred to in this report has not been included in the accompanying financial statements. Additionally, the consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999, referred to in this report have not been included in the accompanying financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$161,235	$33,474
Receivables—
Students, net of allowance for doubtful accounts of $47,467 and $23,598 at December 31, 2003 and 2002, respectively	110,445	75,498
Other	6,915	6,822
Inventories	11,652	7,407
Prepaid expenses and other current assets	40,905	23,278
Deferred income tax assets	4,639	2,765

Total current assets	335,791	149,244

PROPERTY AND EQUIPMENT, net	263,925	177,429
GOODWILL, net	440,709	202,920
INTANGIBLE ASSETS, net	36,326	9,524
OTHER ASSETS	42,399	47,019

TOTAL ASSETS	$1,119,150	$586,136

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$79,822	$30,083
Accounts payable	30,627	23,410
Accrued expenses—
Payroll and related benefits	25,671	17,282
Income taxes	14,472	20,082
Other	42,419	16,447
Deferred revenue	113,610	52,904

Total current liabilities	306,621	160,208

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	25,453	2,686
Long-term contractual obligations	9,679	9,679
Deferred income tax liabilities	18,366	1,616
Other	11,211	6,250

Total long-term liabilities	64,709	20,231

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares issued or outstanding at December 31, 2003 and 2002	$—	$—
Common stock, $0.01 par value; 150,000,000 shares authorized; 100,194,857 and 92,059,718 shares issued and outstanding at December 31, 2003 and 2002, respectively	1,002	920
Additional paid-in capital	496,582	277,804
Accumulated other comprehensive income (loss)	2,986	(1,109)
Retained earnings	247,250	128,082

Total stockholders' equity	747,820	405,697

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,119,150	$586,136

The accompanying notes are an integral part of these consolidated balance sheets.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2003	2002	2001
REVENUE:
Tuition and registration fees	$1,089,192	$704,172	$495,152
Other	99,417	75,887	51,907

Total revenue	1,188,609	780,059	547,059

OPERATING EXPENSES:
Educational services and facilities	413,806	294,539	213,916
General and administrative	533,964	338,586	233,503
Depreciation and amortization	43,908	33,636	30,818

Total operating expenses	991,678	666,761	478,237

Income from operations	196,931	113,298	68,822
OTHER INCOME (EXPENSE):
Interest income	1,004	808	734
Interest expense	(1,845)	(2,094)	(1,493)
Share of affiliate earnings	3,354	2,348	1,674

Total other income	2,513	1,062	915

Income before provision for income taxes	199,444	114,360	69,737
PROVISION FOR INCOME TAXES	80,276	46,888	31,382

NET INCOME	$119,168	$67,472	$38,355

INCOME PER SHARE:
Basic	$1.24	$0.74	$0.44

Diluted	$1.19	$0.71	$0.42

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	96,214	90,813	87,503

Diluted	100,522	95,095	90,780

The accompanying notes are an integral part of these consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
				Accumulated Other Comprehensive Income (Loss)
	150,000,000 Shares Authorized	$0.01 Par Value	Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity
BALANCE, December 31, 2000	81,294	$812	$178,524	$(698)	$22,255	$200,893
Net income	—	—	—	—	38,355	38,355
Foreign currency translation	—	—	—	(590)	—	(590)

Total comprehensive income	—	—	—	—	—	37,765
Compensatory options	—	—	52	—	—	52
Issuance of common stock	4,988	50	42,229	—	—	42,279
Options exercised	3,114	32	9,283	—	—	9,315
Tax benefit of options exercised	—	—	16,101	—	—	16,101

BALANCE, December 31, 2001	89,396	$894	$246,189	$(1,288)	$60,610	$306,405

Net income	—	—	—	—	67,472	67,472
Foreign currency translation	—	—	—	179	—	179

Total comprehensive income	—	—	—	—	—	67,651
Compensatory options	—	—	52	—	—	52
Issuance of common stock	146	2	2,227	—	—	2,229
Option issued to Le Cordon Bleu Limited	—	—	3,000	—	—	3,000
Options exercised	2,518	24	12,001	—	—	12,025
Tax benefit of options exercised	—	—	14,335	—	—	14,335

BALANCE, December 31, 2002	92,060	$920	$277,804	$(1,109)	$128,082	$405,697

Net income	—	—	—	—	119,168	119,168
Foreign currency translation	—	—	—	4,095	—	4,095

Total comprehensive income	—	—	—	—	—	123,263
Compensatory options	—	—	248	—	—	248
Issuance of common stock	4,544	46	152,052	—	—	152,098
Options exercised	3,591	36	24,581	—	—	24,617
Tax benefit of options exercised	—	—	41,897	—	—	41,897

BALANCE, December 31, 2003	100,195	$1,002	$496,582	$2,986	$247,250	$747,820

The accompanying notes are an integral part of these consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$119,168	$67,472	$38,355
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	43,908	33,636	30,818
Deferred income taxes	11,489	(383)	13,167
Royalty expense related to stock options	474	158	—
Compensation expense related to stock options	248	52	52
Amortization of deferred financing costs	269	—	—
Loss on sale of property and equipment	244	690	10
Changes in operating assets and liabilities, net of acquisitions—
Receivables, net	(19,850)	(20,718)	(27,023)
Inventories, prepaid expenses and other current assets	(16,356)	(8,937)	(3,435)
Deposits and other non-current assets	7,513	(35,417)	(4,837)
Accounts payable	3,786	9,169	1,859
Accrued expenses and other liabilities	(1,084)	32,420	(15,393)
Tax benefit associated with option exercises	41,897	14,335	16,101
Deferred tuition revenue	41,581	13,753	2,307

Net cash provided by operating activities	233,287	106,230	51,981

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of acquired cash	(83,484)	(5,762)	(44,212)
Acquisition transaction costs	(6,680)	(1,291)	(1,953)
Purchases of property and equipment, net	(100,272)	(60,871)	(54,550)
Proceeds from sale of property and equipment	25	49	—
Change in investment in affiliate	(35)	(212)	23

Net cash used in investing activities	(190,446)	(68,087)	(100,692)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	27,894	14,254	10,971
Equity and debt financing costs	(584)	(1,054)	(30)
Payments of long-term debt	(8,802)	(880)	(16,655)
Payments of capital lease obligations	(3,108)	(5,817)	(6,878)
Net proceeds from (payments of) revolving loans under credit agreements	66,009	(51,000)	67,500

Net cash provided by (used in) financing activities	81,409	(44,497)	54,908

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,511	153	(264)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	127,761	(6,201)	5,933
CASH AND CASH EQUIVALENTS, beginning of year	33,474	39,675	33,742

CASH AND CASH EQUIVALENTS, end of year	$161,235	$33,474	$39,675

The accompanying notes are an integral part of these consolidated statements.

CAREER EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002, and 2001

1.     DESCRIPTION OF THE COMPANY

        Career Education Corporation ("CEC", collectively with its subsidiaries, "we" or "our") owns and operates, as of December 31, 2003, 78 campuses that provide private, for-profit postsecondary education in the United States, Canada, the United Kingdom, France, and the United Arab Emirates. We also offer online education programs through our Online Education Group, which includes American InterContinental University Online and Colorado Technical University Online. Our schools enjoy long operating histories and offer a variety of doctoral degree, master's degree, bachelor's degree, associate degree, and diploma programs in career-oriented disciplines within our core curricula of:

  •
  Visual Communication and Design Technologies

  •
  Information Technology

  •
  Business Studies

  •
  Culinary Arts

  •
  Health Education

2.     STOCK SPLITS

        During 2001, our Board of Directors approved a two-for-one stock split to be affected in the form of a stock dividend. The dividend was paid on September 28, 2001, to stockholders of record on September 17, 2001.

        During 2003, our Board of Directors approved another two-for-one stock split, also affected in the form of a stock dividend. The dividend was paid on August 22, 2003, to shareholders of record on August 5, 2003. All share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect these stock dividends.

3.     SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

        The consolidated financial statements include the accounts of CEC and our wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The results of operations of all acquired businesses have been consolidated for all periods subsequent to the date of acquisition.

b. Concentration of Credit Risk

        We extend unsecured credit for tuition to a significant portion of the students who are in attendance at our campuses or enrolled in online programs operated by our subsidiaries. Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to student accounts receivable. In establishing our allowance for doubtful accounts, we consider, among other things, a student's status (in-school or out-of-school), whether or not additional financial aid funding will be collected from Title IV Programs or other sources, whether or not a student is currently making payments, and overall collections history. Changes in trends in any of these areas may impact the allowance for doubtful accounts. The receivable balances of withdrawn students with delinquent obligations are fully reserved in our allowance for doubtful accounts. A substantial portion of credit extended to students is repaid through the students' participation in various federally funded financial aid programs under Title IV of the Higher Education Act of 1965, as amended ("Title IV Programs"). The following table summarizes our U.S. institutions' cash receipts from Title IV Programs for the years ended December 31, 2003, 2002, and 2001. The balances and percentages reflected therein were determined based upon each U.S. institution's cash receipts for the twelve-month period ended December 31, pursuant to the regulations of the U.S. Department of Education ("DOE") at 34 C.F.R. § 600.5.

	For the Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Total Title IV funding	$671,413	$415,104	$311,438
Total cash receipts	$1,159,523	$778,615	$517,448
Total Title IV funding as a percentage of total cash receipts	58%	53%	60%

        Transfers of funds received from Title IV Programs are made in accordance with DOE requirements. Changes in DOE funding of Title IV Programs could impact our ability to attract students.

c. Cash Equivalents

        Cash equivalents include short-term investments with a term to maturity of less than 90 days.

d. Advertising Costs

        Advertising costs are expensed as incurred. Advertising costs, which are included in general and administrative expenses, were approximately $129.0 million, $82.8 million, and $60.7 million, respectively, for the years ended December 31, 2003, 2002, and 2001.

e. Inventories

        Inventories, consisting principally of program materials, books and supplies, are stated at the lower of cost, determined on a first-in, first-out basis, or market.

f. Property and Equipment

        Property and equipment are stated at cost. Depreciation and amortization are recognized using the straight-line method over the useful lives of the related assets for financial reporting purposes and an accelerated method for income tax reporting purposes. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over their estimated useful life or lease term, whichever is shorter. Courseware represents the fair value of acquired curriculum and other tangible academic materials, such as lesson plans and syllabi, used to deliver educational services. The fair values of acquired courseware are depreciated on a straight-line basis over their useful lives, which are estimated by management based upon, among other things, the expected future utilization period, the nature of the related academic programs and, as necessary, consultation with independent third parties. Maintenance, repairs, and minor renewals, and betterments are expensed; major improvements are capitalized.

g. Goodwill and Other Intangible Assets

        Goodwill represents the excess of cost over fair market value of identifiable net assets acquired through business purchases. Goodwill related to each acquisition completed prior to June 30, 2001, has been amortized through December 31, 2001, on a straight-line basis over its estimated useful life. Goodwill related to acquisitions completed after June 30, 2001, has not been amortized, as required under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Effective January 1, 2002, pursuant to our adoption of SFAS 142, goodwill and indefinite-lived intangible assets are no longer subject to amortization. However, these assets are reviewed for impairment on at least an annual basis by applying a fair-value-based test.

        Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives.

h. Long-lived Assets

        On an ongoing basis, we review property and equipment, definite-lived intangible assets, and other long-lived assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. To date, no such events or changes in circumstances have occurred. If such events or changes in circumstances occur, we will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset or acquired business are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

i. Revenue Recognition

        Revenue is derived primarily from programs taught at our schools or online. Tuition revenue and one-time fees, such as application fees, are recognized on a straight-line basis over the length of the applicable period of instruction. Dormitory and cafeteria revenues charged to students are recognized on a straight-line basis over the term of a student's dormitory and cafeteria use. Other dormitory and cafeteria revenue is recognized upon delivery. Other revenue, such as student laptop computer sales, bookstore sales, placement revenue, restaurant revenue, rental income, and contract training revenue, is recognized as services are performed or goods are delivered. Deferred revenue represents the portion of payments received but not earned and is reflected as a current liability in the accompanying consolidated balance sheets, as such amount represents revenue that we expect to earn within the next year. Refunds are calculated and paid in accordance with applicable federal, state and accrediting agency standards and school policy.

j. Rent Expense

        Rent expense is recognized on a straight-line basis over the term of the lease. Rent expense, exclusive of taxes, insurance, and maintenance costs, totaled approximately $81.7 million, $56.3 million, and $46.0 million, respectively, for the years ended December 31, 2003, 2002, and 2001.

k. Management's Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reported period. Significant estimates, among others, include the allowance for doubtful accounts, the allocation of purchase price to the fair value of net assets acquired in connection with business combinations, and valuations of liabilities established at the date of business acquisitions, including restructuring liabilities and certain long-term contractual obligations. Actual results could differ from these estimates.

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

m. Fair Value of Financial Instruments

        Our financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable and payable, long-term debt, and derivatives. The carrying values of current assets and liabilities reasonably approximate their fair values due to their short maturity periods. The carrying values of our debt obligations reasonably approximate their fair values as the stated interest rates approximate current market interest rates of debt with similar terms.

n. Derivative Financial Instruments

        We use derivative financial instruments principally to manage the risk of interest rate fluctuations and account for our derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, ("SFAS 133") "Accounting for Derivatives and Hedging Activities", as amended. All derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of derivative financial instruments are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. Gains or losses on derivative financial instruments reported in other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings in the current period. As of December 31, 2003, the fair value of our derivative financial instruments is not significant to our consolidated financial position.

o. Equity Investment

        We hold a 30% minority interest in the American University in Dubai, United Arab Emirates ("AU Dubai"). Our interest is accounted for using the equity method, and, therefore, the entity's financial statements are not consolidated into our financial statements. Our investment in AU Dubai of approximately $0.5 million and $0.4 million, respectively, as of December 31, 2003 and 2002, is included in other noncurrent assets in the accompanying consolidated balance sheets, and our share of AU Dubai's 2003, 2002, and 2001 results of operations are included in other income in our consolidated statements of operations for the years ended December 31, 2003, 2002, and 2001.

p. Income Per Share

        The weighted average number of common shares used in determining basic and diluted income per share for the years ended December 31, 2003, 2002, and 2001, are as follows:

	For the Year Ended December 31,
	2003	2002	2001
	(In thousands)
Basic common shares outstanding	96,214	90,813	87,503
Common stock equivalents	4,308	4,282	3,277

Diluted common shares outstanding	100,522	95,095	90,780

q. Stock-Based Compensation

        We account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") related to options and warrants issued to employees. For options issued to employees during the years ended December 31, 2003, 2002, and 2001, no stock-based employee compensation is reflected in net income in the accompanying consolidated statements of operations, as all such options had an exercise price equal to the market value of the underlying common stock on the date of the grant. Had we applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the years ended December 31, 2003, 2002, and 2001, net income and earnings per share would have been as follows:

	For the Year Ended December 31,
	2003	2002	2001
	(In thousands, except per share amounts)
Net income, as reported	$119,168	$67,472	$38,355
Stock based employee compensation expense determined under fair value method for all awards, net of tax effect	(12,448)	(8,813)	(4,141)

Pro forma net income	$106,720	$58,659	$34,214

Basic earnings per share—
As reported	$1.24	$0.74	$0.44

Pro forma	$1.11	$0.65	$0.39

Diluted earnings per share—
As reported	$1.19	$0.71	$0.42

Pro forma	$1.06	$0.62	$0.38

        The pro forma results of operations summarized above are not likely to be indicative of pro forma results that may be expected in future years because options vest over several years, pro forma compensation expense is recognized as the options vest, and additional awards may be granted. See

Note 11 for assumptions used to value options granted to employees during the years ended December 31, 2003, 2002, and 2001.

        Costs associated with stock options and warrants issued to non-employees are recorded in accordance with SFAS 123. Such costs were not significant during the years ended December 31, 2003, 2002, and 2001.

r. Foreign Currency Translation

        For the years ended December 31, 2003, 2002, and 2001, revenues and expenses related to foreign-based operations have been translated into U.S dollars, our functional currency, at average exchange rates in effect at the time that the underlying transactions occurred, with translation gains or losses included in net income. The assets and liabilities of these operations have been translated into U.S. dollars at the year-end exchange rate, with gains and losses resulting from such translation included in accumulated other comprehensive income.

s. Supplemental Disclosures of Cash Flow Information

	For the Year Ended December 31,
	2003	2002	2001
	(In thousands)
CASH PAID FOR:
Interest	$3,555	$1,679	$1,956
Taxes	34,000	10,295	12,930

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations for purchases of equipment	$145	$27	$2,367
Fair value of options issued to Le Cordon Bleu Limited	—	3,000	—
Fair value of shares of our common stock issued to Whitman shareholders	148,927	—	—
Fair value of shares of our common stock issued to EduTrek shareholders	—	—	40,623

ACQUISITION ACTIVITY:
Fair value of assets acquired	$114,002	$623	$54,265
Fair value of liabilities assumed	(72,935)	(1,891)	(71,383)
Goodwill	234,700	8,207	108,332

Purchase price, including acquisition costs	$275,767	$6,939	$91,214

4.     RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board ('FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method and establishes specific criteria for the recognition of acquired intangible assets apart from goodwill. Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer subject to amortization over their estimated useful life. Rather, these assets are subject to, at least, an annual assessment for impairment by applying a fair-value-based test. Effective January 1, 2002, we adopted a change in accounting principle to comply with the specific provisions and guidance of SFAS 141 and SFAS 142. Our adoption of SFAS 142 resulted in a $4.2 million decrease in amortization expense and a $3.9 million increase in net income during 2002. During the second quarter of 2002, we completed the transitional intangible asset impairment test required under SFAS 142 and, based on the results of the test, concluded that no impairment of goodwill or other indefinite lived intangible assets had occurred. Therefore, no impairment loss was recorded in connection with our adoption of SFAS 142.

        The following information assumes that SFAS 142 was adopted on January 1, 2001:

	For the Year Ended December 31,
	2003	2002	2001
	(In thousands, except per share amounts)
Net income, as reported	$119,168	$67,472	$38,355
Elimination of amortization, net of tax effect of $279 for the year ended December 31, 2001	—	—	3,918

Adjusted net income	$119,168	$67,472	$42,273

Income per share:
Basic—
Net income, as reported	$1.24	$0.74	$0.44
Elimination of amortization, net of tax effect	—	—	0.05

Adjusted net income	$1.24	$0.74	$0.49

Diluted—
Net Income, as reported	$1.19	$0.71	$0.42
Elimination of amortization, net of tax effect	—	—	0.04

Adjusted net income	$1.19	$0.71	$0.46

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

        In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), and subsequently revised in December 2003. FIN 46 addresses consolidation of variable interest entities where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties and the equity investors lack one or more essential characteristics of a controlling financial interest. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are not currently an investor in any variable interest entities.

        In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. In general, this statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement has not had a significant impact on our consolidated financial position or results of operations.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, with the exception of an indefinite deferral relating to application to limited life entities. Our adoption of this statement has not had a significant impact on our consolidated financial position or results of operations.

5.     BUSINESS ACQUISITIONS

American InterContinental University (AIU)

        On January 2, 2001, we completed our acquisition of EduTrek International, Inc. ("EduTrek"), a Georgia corporation and operator of American InterContinental University. EduTrek's shareholders received an aggregate of approximately 4.8 million shares of our common stock (0.3604 shares of our common stock for each share of EduTrek stock) and approximately $2.5 million in cash ($0.1877 per share of EduTrek stock). The purchase price exceeded the fair market value of identifiable assets acquired and liabilities assumed, resulting in goodwill of approximately $69.3 million. Based upon the finalization of our purchase accounting, we recorded additional reserves for deferred revenue and certain accrued liabilities existing at the date of the acquisition, resulting in an increase in goodwill of $1.0 million, net of tax, from the $68.3 million originally recorded. Additionally, at November 30, 2000, one of EduTrek's lenders assigned its $5.0 million promissory note to us, in exchange for $5.0 million plus accrued interest. In connection with the acquisition, this note was forgiven and became part of the purchase price.

        As part of the acquisition, we acquired a 30% minority interest in the American University in Dubai, United Arab Emirates. The interest is accounted for using the equity method.

Texas Culinary Academy (TCA)

        On August 1, 2001, we acquired certain assets and assumed certain liabilities of Le Chef College of Hospitality Careers, Inc., doing business as Texas Culinary Academy, in exchange for assuming certain liabilities of the school. We paid no consideration to the former owners of Texas Culinary Academy in connection with the transaction, and no further consideration is due. We acquired the school primarily because of its potential for market leadership, the attractiveness of the educational market that it serves, and its potential for strong returns on invested capital. In addition, we acquired the school to gain access to an accredited institution in Texas, a geographic region in which we seek to expand. We have increased the school's enrollments significantly by offering more programs, installing our Le Cordon Bleu culinary program, and expanding the school's marketing capabilities. All acquired tangible and intangible assets and assumed liabilities were recorded at their estimated fair values as of August 1, 2001. Intangible assets acquired consist of accreditation and licensing rights with a fair value of approximately $1.2 million. There was no goodwill generated in the acquisition.

Pennsylvania Culinary Institute (PCI)

        On December 3, 2001, we acquired 100% of the issued and outstanding stock of Pennsylvania Culinary Institute for approximately $44.0 million in cash with funds obtained under our prior credit agreement. We acquired PCI primarily because of its strong brand value, its potential for market leadership, the economic attractiveness of the educational market that it serves, and its potential for strong returns of invested capital. In addition, our acquisition of PCI will enhance our culinary presence in Pennsylvania and surrounding states and provide our other culinary schools with a strong high school marketing model. We have increased PCI's enrollments significantly by introducing our Le Cordon Bleu culinary program and expanding PCI's marketing capabilities.

        The purchase price plus acquisition costs of approximately $45.2 million was allocated to the estimated fair market values of acquired tangible and intangible assets of approximately $15.9 million and assumed liabilities of approximately $11.8 million as of December 31, 2001. Intangible assets acquired include, among others, accreditation, licensing, and Title IV participation rights with an estimated fair value of approximately $2.4 million and a trade name with an estimated fair value of approximately $1.6 million. Our final allocation of the purchase price to the estimated fair value of acquired assets and assumed liabilities has resulted in goodwill totaling approximately $41.1 million. This amount represents an increase in goodwill of approximately $6.2 million from the $34.9 million recorded pursuant to our initial purchase price allocation. The increase is attributable to, among other things, a $4.1 million increase in the estimated value of a long-term contractual obligation existing at the acquisition date and a $2.1 million reduction in the estimated amount due from the former owner of PCI upon the finalization of the purchase price adjustment.

Missouri College

        On September 3, 2002, we acquired 100% of the issued and outstanding stock of Missouri College, Inc. for approximately $6.1 million in cash with funds obtained under our prior credit agreement. The school, based in St. Louis, Missouri, provides private, for-profit, postsecondary education leading to an associate degree or a diploma in the career-oriented disciplines of healthcare education, information technology, and business studies. We acquired the school primarily because of its potential for market leadership, the economic attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. In addition, the acquisition of Missouri

College provides us with access to an accredited institution in St. Louis, Missouri, a geographic location in which we seek to expand, and an opportunity to broaden our core curricula into the healthcare education field. We have increased the school's enrollments significantly by expanding the school's marketing capabilities and offering more programs.

        The purchase price, including acquisition costs of approximately $0.4 million, of approximately $6.5 million was allocated to the estimated fair value of acquired tangible and intangible assets of approximately $3.3 million and assumed liabilities of approximately $0.9 million as of September 3, 2002. Intangible assets acquired include accreditation, licensing and Title IV participation rights with at total estimated fair value of approximately $1.2 million and a trade name with an estimated fair value of approximately $0.5 million. Based on our purchase price allocation, goodwill of approximately $4.1 million has been recorded. We do not expect any portion of this goodwill balance to be deductible for tax purposes.

        The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of September 3, 2002 (in thousands):

Current assets	$1,056
Property and equipment	499
Intangible assets not subject to amortization—
Accreditation, licensing, and Title IV participation rights	1,200
Trade name	520
Intangible asset subject to amortization—
Covenant not to compete (2-year useful life)	10
Goodwill	4,067
Other assets	15

Total assets acquired	7,367

Current liabilities	799

Total liabilities assumed	928

Net assets acquired	$6,439

The INSEEC Group

        On February 18, 2003, we acquired 100% of the issued and outstanding stock of Formastrat SA and its subsidiaries, also known as the INSEEC Group, for approximately $18.9 million, including assumed debt of $3.2 million, primarily with funds obtained under our U.S. Credit Agreement. We acquired the company primarily because of its potential for market leadership, the economic attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. The acquisition of the INSEEC Group provides us with a solid platform for additional expansion in Europe. We plan to promote further growth of the INSEEC Group by expanding its marketing channels and adding new programs.

        The purchase price, including acquisition costs of approximately $1.8 million and excluding assumed debt, of approximately $18.0 million was allocated to the estimated fair values of acquired tangible and intangible assets of approximately $21.5 million and assumed liabilities of approximately $15.0 million as of February 18, 2003. Intangible assets acquired include, among others, trade names with a total estimated fair value of approximately $1.8 million. Based on our purchase price allocation, goodwill of approximately $11.4 million has been recorded. We do not expect any portion of this goodwill balance to be deductible for tax purposes.

        The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of February 18, 2003 (in thousands):

Current assets	$9,585
Property and equipment	9,917
Intangible assets not subject to amortization—
Trade name	1,774
Intangible asset subject to amortization—
Covenant not to compete (5-year useful life)	54
Goodwill	11,439
Other assets	219

Total assets acquired	32,988

Current liabilities	10,582

Total liabilities assumed	14,972

Net assets acquired	$18,016

Whitman Education Group, Inc.

        On July 1, 2003, we acquired 100% of the issued and outstanding stock of Whitman Education Group, Inc. ("Whitman") for approximately $267.8 million in cash and stock. In connection with the acquisition, Whitman shareholders received an aggregate of approximately 4.4 million shares of our common stock (0.276 shares of our common stock for each share of Whitman common stock owned at closing) and approximately $95.4 million in cash ($6.00 for each share of Whitman common stock owned at closing). Whitman is a proprietary provider of career-oriented postsecondary education. Through three wholly owned subsidiaries, Whitman operates 22 schools in 13 states that offer a range of graduate, undergraduate, and non-degree certificate and diploma programs primarily in the fields of health education, information technology, and business studies. We acquired Whitman primarily because of its schools' potential for market leadership, the economic attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. Our acquisition of Whitman also allows us to significantly enhance our position in the health education field and further expand our presence in the fields of information technology and business studies. We plan to increase the schools' enrollments significantly by expanding the schools' marketing capabilities, entering new geographic markets, augmenting program offerings, and expanding Whitman's regionally accredited online learning platform.

        Additionally, each outstanding option to purchase Whitman common stock, whether vested or unvested, was cancelled by Whitman upon consummation of the acquisition and exchanged for cash equal to the positive difference, if any, between (1) the equivalent cash value of the per share consideration of approximately $14.82 and (2) the per share exercise price of the option in accordance with Whitman's option plan and purchase agreement. Cash consideration of approximately $23.4 million was paid to Whitman option holders. This amount was recorded as a liability on Whitman's balance sheet prior to acquisition.

        Cash consideration paid to Whitman shareholders and option holders of approximately $118.8 million was funded primarily with borrowings under our U.S. Credit Agreement.

        The purchase price, including acquisition costs of approximately $4.5 million, of approximately $249.3 million was preliminarily allocated to the estimated fair value of acquired tangible and intangible assets of approximately $86.8 million and assumed liabilities of approximately $56.5 million as of July 1, 2003. Intangible assets include, among others, accreditation, licensing, and Title IV participation rights with an approximate fair value of $5.0 million and trade names with an approximate fair value of $16.9 million. Based upon a preliminary purchase price allocation, goodwill of approximately $219.0 million has been recorded. We do not expect any portion of the goodwill balance to be deductible for income tax purposes. Subsequent adjustments may be made to the purchase price allocation based upon, among other things, finalization of our tangible and intangible asset valuation; however, we do not believe that any such adjustments will be material.

        The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of July 1, 2003 (in thousands):

Current assets	$48,515
Property and equipment	14,790
Intangible assets not subject to amortization—
Accreditation, licensing, and Title IV participation rights	5,000
Trade name	16,900
Intangible asset subject to amortization—
Covenant not to compete (2-year useful life)	50
Student contracts (6-month useful life)	500
Goodwill	218,964
Other assets	1,077

Total assets acquired	305,796

Current liabilities	46,471

Total liabilities assumed	56,457

Net assets acquired	$249,339

Western School of Health and Business Careers

        On August 5, 2003, we acquired certain assets and assumed certain liabilities of Western School of Health and Business Careers ("Western") for approximately $8.0 million primarily with funds borrowed under our U.S. Credit Agreement. Western, based in Pittsburgh, Pennsylvania, provides private, for-profit, postsecondary education leading to an associate degree or a diploma in the career-oriented disciplines of health education and business studies. We acquired Western primarily because of its potential for market leadership, the economic attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. Our acquisition of Western also expands our national presence in the health education field. We plan to increase the school's enrollments significantly by enhancing the school's marketing capabilities and augmenting program offerings.

        The purchase price, including acquired costs of approximately $0.4 million, of approximately $8.4 million was preliminarily allocated to the estimated fair value of acquired tangible and intangible assets of approximately $5.6 million and assumed liabilities of approximately $1.8 million as of August 5, 2003. Intangible assets include, among others, accreditation, licensing, and Title IV participation rights with an approximate fair value of $0.9 million and trade names with an approximate fair value of $2.5 million. Based upon a preliminary purchase price allocation, goodwill of approximately $4.6 million has been recorded. We expect the goodwill balance to be deductible for income tax purposes. Subsequent adjustments may be made to the purchase price and purchase price allocation based upon, among other things, finalization of our tangible and intangible asset valuation; however, we do not believe that any such adjustments will be material.

        The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of August 5, 2003 (in thousands):

Current assets	$995
Property and equipment	1,296
Intangible assets not subject to amortization—
Accreditation, licensing, and Title IV participation rights	860
Trade name	2,450
Intangible asset subject to amortization—
Covenant not to compete (2-year useful life)	20
Goodwill	4,639

Total assets acquired	10,260

Current liabilities	282

Total liabilities assumed	1,848

Net assets acquired	$8,412

Pro Forma Results of Operations

        The following unaudited pro forma results of operations (in thousands, except per share amounts) for the years ended December 31, 2003, 2002, and 2001, assume that the business acquisitions completed subsequent to January 1, 2001, described above, occurred at the beginning of the year preceding the year of the acquisition. The unaudited pro forma results of operations are based on historical results of operations, include adjustments for depreciation, amortization, interest, taxes, and any shares of our common stock issued in connection with the acquisitions, and do not necessarily reflect the actual results that would have occurred.

	For the Year Ended December 31,
	2003	2002	2001
	(Unaudited)
Pro forma revenue	$1,253,735	$914,294	$576,639

Pro forma net income	$127,265	$70,902	$38,322

Pro forma basic income per share—	$1.29	$0.76	$0.44

Pro forma diluted income per share—	$1.24	$0.73	$0.42

6.     PROPERTY AND EQUIPMENT

        The estimated cost basis and useful lives of property and equipment as of December 31, 2003 and 2002, are as follows:

	December 31,
	2003	2002	Life
	(In thousands)
Land	$6,231	$5,981
Buildings and improvements	26,439	1,884	13-35 years
Computer hardware and software	78,169	67,673	1-5 years
Courseware	45,743	42,199	5-18 years
Classroom equipment and other instructional materials	45,262	27,137	5-10 years
Furniture, fixtures and equipment	46,370	28,439	3-10 years
Leasehold improvements	152,473	99,328	Life of lease
Vehicles	258	258	3-5 years

	400,945	272,899
Less—Accumulated depreciation and amortization	137,020	95,470

	$263,925	$177,429

        Depreciation expense for the years ended December 31, 2003, 2002, and 2001 was $42.4 million, $32.0 million, and $24.6 million, respectively.

        The gross cost of assets recorded under capital classroom equipment leases, included above, totals approximately $17.3 million and $18.2 million as of December 31, 2003 and 2002, respectively. The accumulated amortization related to these assets is approximately $14.7 million and $15.6 million, respectively, as of December 31, 2003 and 2002.

        From time to time, we enter into agreements that commit us to certain minimum capital expenditures. As of December 31, 2003, such commitments are not significant.

7.     GOODWILL AND OTHER INTANGIBLE ASSETS

        Changes in the carrying amount of goodwill during the year ended December 31, 2003, are as follows (in thousands):

Goodwill balance as of December 31, 2002	$202,920
Goodwill acquired pursuant to business combinations	235,043
Purchase accounting adjustments	(342)
Effect of foreign currency exchange rate changes	3,088

Goodwill balance as of December 31, 2003	$440,709

        Goodwill as of December 31, 2003 and 2002, respectively, is reflected net of accumulated amortization of approximately $9.2 million. As of December 31, 2003 and 2002, all goodwill relates to our Colleges, Schools and Universities segment. Approximately $57.7 million of our total goodwill balance is expected to be deductible for income tax reporting purposes in future periods.

        As of December 31, 2003 and 2002, the cost basis and weighted average useful lives of intangible assets are as follows:

	December 31,
			Weighted Average Useful Lives
	2003	2002
	(In thousands)
Amortizable intangible assets—
Covenants not-to-compete	$15,288	$15,154	3.1 years
Trade names	1,602	1,602	15.0 years
Licensing agreements	3,000	3,000	9.5 years
Other intangibles	522	20	0.5 years

	20,412	19,776	9.4 years
Less—Accumulated amortization	17,113	15,584

	$3,299	$4,192

Nonamortizable intangible assets
Accreditation, licensing, and Title IV participation rights	$11,086	$4,812
Trade names	21,941	520

	$33,027	$5,332

Intangible assets, net	$36,326	$9,524

        As of December 31, 2003, net intangible assets includes accreditation, licensing, and Title IV participation rights of approximately $11.1 million. Such assets, as well as trade names with a value of approximately $21.9 million, are considered to have indefinite useful lives and, in accordance with SFAS 142, are not subject to amortization but rather reviewed for impairment on at least an annual basis by applying a fair-value-based test. As of December 31, 2003, other net intangible assets of $3.3 million, including, among others, covenants not-to-compete of $0.3 million (net of accumulated amortization of $15.0 million), trade names of $1.4 million (net of accumulated amortization of $0.2 million), and licensing agreements of $1.6 million (net of accumulated amortization of

$1.4 million), are amortized on a straight-line basis over their estimated useful lives, which range from 0.5 years to 15 years.

        Amortization expense was $1.1 million, $1.6 million, and $6.2 million, respectively, during the years ended December 31, 2003, 2002, and 2001. As of December 31, 2003, estimated future amortization expense is as follows (in thousands):

2004	$673
2005	468
2006	429
2007	425
2008	425
2009 and thereafter	879

Total	$3,299

8.     SEGMENT REPORTING

        We have two reportable segments: the Colleges, Schools, and Universities ("CSU") segment and the Online Education Group ("OEG") segment. Both segments are comprised of for-profit, postsecondary schools that offer a variety of degree and diploma programs. The CSU segment represents an aggregation of our campus-based operating divisions and provides educational services primarily in a classroom or laboratory setting. The OEG segment delivers educational services online through internet-based courses.

        The Company's reportable segments have been determined based on the method by which management evaluates performance and allocates resources. Management, including our chief operating decision maker, evaluates segment performance based on segment profit. This measure of profit includes shares of affiliate earnings, and excludes interest income, interest expense, and any unallocated corporate expenses. Adjustments to reconcile segment results to consolidated results are included in "Corporate expenses and other, net," which includes unallocated corporate activity and eliminations.

        The accounting policies of each segment are consistent with those described in the summary of significant accounting policies in Note 3. Transactions between segments, which are not significant, are consummated on a basis intended to reflect the market value of the underlying products or services. A majority of corporate expenses have been charged to the segments as part of a general allocation.

        Summary financial information by reportable segment is as follows (in thousands):

	Revenues December 31,			Segment Profit December 31,
	2003	2002	2001	2003	2002	2001
CSU	$1,039,798	$756,533	$545,619	$163,494	$131,799	$79,433
OEG	148,811	23,526	1,440	66,659	179	(2,483)

	$1,188,609	$780,059	$547,059	230,153	131,978	76,950

Corporate & other				(29,868)	(16,332)	(6,454)
Interest income				1,004	808	734
Interest expense				(1,845)	(2,094)	(1,493)

Earnings before income taxes				$199,444	$114,360	$69,737

	Assets December 31,			Capital Expenditures December 31,
	2003	2002	2001	2003	2002	2001
CSU	$884,302	$764,258	$562,591	$85,197	$51,570	$45,701
OEG	77,955	4,853	2,070	4,941	3,532	1,127
Corporate & other	156,893	(182,975)	(73,872)	10,134	5,769	7,722

	$1,119,150	$586,136	$490,789	$100,272	$60,871	$54,550

	Depreciation and Amortization December 31,			Share of Affiliate Earnings December 31,
	2003	2002	2001	2003	2002	2001
CSU	$37,737	$29,750	$25,821	$3,354	$2,348	$1,674
OEG	1,151	371	185	—	—	—
Corporate & other	5,020	3,515	4,812	—	—	—

	$43,908	$33,636	$30,818	$3,354	$2,348	$1,674

        Our principal operations are located in the United States, and our results of operations and long-lived assets in geographic regions outside of the United States are not significant. During the years ended December 31, 2003, 2002, and 2001, no individual customer accounted for more than 10% of our consolidated revenues.

9.     LONG-TERM CONTRACTUAL OBLIGATIONS

        During December 2001, in connection with our acquisition of PCI, we recorded a $5.1 million liability representing our preliminary estimate of the present value of rental payments due, beginning in 2008, under a pre-existing long-term contractual obligation for which we will receive no future benefit. In the fourth quarter of 2002, upon the finalization of our purchase price allocation, we recorded a purchase accounting adjustment of $4.1 million to reflect a change in our estimate of the liability existing as of the December 3, 2001 acquisition date. The ultimate amount to be paid in connection with this long-term contractual obligation is subject to ongoing negotiations, the outcome of which is uncertain at this time. Based upon the final resolution of such negotiations, the actual liability could vary from the amount recorded as of December 31, 2003.

        As of December 31, 2003, the $9.7 million carrying value of this unsecured, non-interest bearing liability is reflected in the accompanying consolidated balance sheet as a long-term contractual obligation.

10.   DEBT

        Our debt as of December 31, 2003 and 2002, consists of the following:

	December 31,
	2003	2002
	(In thousands)
Revolving loans under credit agreements	$95,735	$27,000
Equipment under capital leases, secured by related equipment, discounted at a weighted average annual interest rate of 8.20% and 8.80%, respectively, as of December 31, 2003 and 2002	7,789	5,243
Other	1,751	526

	105,275	32,769
Less—Current portion	79,822	30,083

	$25,453	$2,686

        From May 30, 1997 through December 19, 2002, we maintained a credit agreement with a consortium of banks that was amended from time to time. The amended credit agreement allowed us to borrow up to $90.0 million under a revolving credit facility and obtain up to $50.0 million in standby letters of credit. On December 19, 2002, we prepaid in full and terminated our amended credit agreement and entered in a new unsecured credit agreement (the "U.S. Credit Agreement") with a syndicate of financial institutions, represented by, among others, an administrative agent. Costs incurred in connection with the prepayment and early termination of our amended credit agreement were not material.

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

        Subject to the terms of the U.S. Credit Agreement, we may elect which of the forgoing types of interest rate applies to a particular borrowing made under the U.S. Credit agreement. Interest on each borrowing bearing interest at the prime rate (as specified in (1) above) is payable quarterly and at maturity. Interest on each borrowing bearing interest at the eurocurrency rate (as specified in (2) above) is payable every one, two, or three months, depending on the interest period applicable to such borrowing, and at maturity.

        As of December 31, 2003, we have outstanding under our U.S. Credit Agreement revolving loans totaling $91.9 million and letters of credit totaling $17.2 million. Approximately $4.1 million of the total outstanding letters of credit are being used to satisfy certain DOE financial responsibility requirements. The availability under our U.S. Credit Agreement as of December 31, 2003, is $90.9 million. Weighted average daily revolving credit borrowings during 2003 and 2002, respectively, were approximately $58.4 million and $11.5 million.

        During the first quarter of 2003, we entered into an interest rate swap agreement to effectively fix at 2.88% the rate of interest payable by us on a portion of $16.9 million, denominated in €13.5 million, borrowed under our U.S. Credit Agreement to finance our acquisition of the INSEEL Group. The notional amount of the interest rate swap, which expires on March 28, 2006, is €12.0 million and decreases by €1.5 million every six months beginning June 28, 2004. The impact of the interest rate swap agreement on our consolidated financial position or results of operations or cash flows during the year ended December 31, 2003, was not significant.

        As of December 31, 2003 and 2002, the weighted average annual interest rate of borrowings under our U.S. Credit Agreement, including the effect of the interest rate swap agreement discussed above, is 1.71% and 4.25%.

        Our domestic subsidiaries, jointly and severally, have guaranteed repayment of obligations under the U.S. Credit Agreement. Under the U.S. Credit Agreement, we are limited in our ability to take certain actions, including, among other things, consummating certain acquisitions or mergers, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring other debt in excess of specified amounts, prepaying other debt, and making certain investments. We are also required to satisfy certain financial covenants on a periodic basis, including the maintenance of a maximum consolidated leverage ratio of 2.50:1 (during the current period), a minimum fixed charge coverage ratio of 1.50:1, a minimum level of consolidated net worth, and a minimum annual consolidated DOE financial responsibility composite score of 1.50. As of December 31, 2003, we are in compliance with the covenants of our U.S. Credit Agreement.

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

        Borrowings under the Canadian Credit Agreement bear interest at variable rates per annum that are tied to the prime rate and the eurocurrency rate as follows:

  (1)
  the higher of (a) the Canadian administrative agent's prime rate or (b) the average rate for 30-day Canadian Dollar Banker's Acceptance plus 75 basis points, plus a specified number of basis points, ranging from 0 to 50 (based on our consolidated leverage ratio), or

  (2)
  the British Bankers Association Interest Settlement Rate for Canadian dollars, plus a specified number of basis points, ranging from 75 to 150 (based upon our consolidated leverage ratio).

        Subject to the terms of the Canadian Credit Agreement, our Canadian subsidiaries may elect which of the forgoing types of interest rate applies to a particular borrowing made under the Canadian Credit agreement. Interest on each borrowing bearing interest at the prime rate (as specified in (1) above) is payable quarterly and at maturity. Interest on each borrowing bearing interest at the eurocurrency rate (as specified in (2) above) is payable every one, two, or three months, depending on the interest period applicable to such borrowing, and at maturity.

        CEC has guaranteed repayment of our Canadian subsidiaries' obligations under the Canadian Credit Agreement. Under the Canadian Credit Agreement, our Canadian subsidiaries are limited in their ability to take certain actions, including, among other things, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring debt in excess of specified amounts, prepaying other debt, and making certain investments. As of December 31, 2003, our Canadian subsidiaries were in compliance with the covenants of our Canadian Credit Agreement.

        As of December 31, 2003, we have outstanding under our Canadian Credit Agreement revolving loans totaling $3.9 million. The availability under our Canadian Credit Agreement as of December 31, 2003 is $6.1 million. Weighted average daily revolving credit borrowings during 2003 were approximately $3.3 million. As of December 31, 2003, the weighted average annual interest rate of borrowings under our Canadian Credit Agreement is 3.1%.

        As of December 31, 2003, future annual principal payments of debt are as follows (in thousands):

2004	$79,822
2005	1,868
2006	559
2007	21,213
2008	417
2009	1,396

Total	$105,275

11.   STOCK OPTION PLANS

        We maintain stock option plans for our directors, officers, employees, and consultants. Under these plans, we may grant stock options, stock appreciation rights, restricted stock, deferred stock, and other awards that are convertible into shares of common stock upon exercise. Stock options may be either incentive stock options or nonqualified stock options. No stock option or appreciation right is exercisable more than ten years after the date of grant. As of December 31, 2003, the plans have reserved approximately 10.0 million shares of common stock for the exercise of options outstanding at December 31, 2003, and approximately 1.4 million additional shares of common stock for future stock option awards under the plans.

        Stock option activity under all of our stock option plans is as follows:

	Shares	Exercise Price Range	Weighted Average Exercise Price
Outstanding as of December 31, 2000	11,589,892	$0.01– 8.00	$3.92
Granted	3,619,000	4.03–16.99	12.54
Exercised	(3,114,948)	0.49– 8.00	2.99
Cancelled	(264,208)	1.84–12.63	6.29

Outstanding as of December 31, 2001	11,829,736	0.49–16.99	6.75

Granted	2,766,800	15.24–25.52	21.48
Exercised	(2,518,930)	0.49–15.40	4.78
Cancelled	(321,400)	2.00–22.67	13.90

Outstanding as of December 31, 2002	11,756,206	0.49–25.52	$10.44

Granted	2,057,400	21.00–54.70	30.42
Exercised	(3,590,810)	1.84–25.52	6.86
Cancelled	(220,410)	3.27–38.22	20.47

Outstanding as of December 31, 2003	10,002,386	$1.84–54.70	$15.54

Stock options exercisable at
December 31, 2001	2,425,228	$0.49–12.63	$4.22

December 31, 2002	3,139,934	$0.49–22.67	$6.47

December 31, 2003	3,342,955	$1.84–29.35	$9.88

        The following table summarizes information about all stock options outstanding as of December 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number Outstanding as of December 31, 2003	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable at December 31, 2003	Weighted Average Exercise Price
$ 1.84– 4.96	1,737,706	$3.45	5.35	990,026	$3.18
$ 6.00–10.23	1,687,150	6.32	6.55	938,150	6.20
$12.04–15.57	2,290,030	12.69	7.37	819,030	12.71
$16.63–22.53	2,265,100	21.52	8.36	479,750	21.75
$23.30–29.35	1,757,000	29.03	9.36	115,999	27.56
$35.73–54.70	265,400	37.53	9.58	—	—

	10,002,386	$15.54	7.51	3,342,955	$9.88

        During the years ended December 31, 2003, 2002, and 2001, the fair value of each option was estimated on the date of grant based on the Black-Scholes option pricing model. The weighted average fair value of the options granted during the years ended December 31, 2003, 2002, and 2001, and assumptions used to value the options are as follows:

	For the Year Ended December 31,
	2003	2002	2001
Dividend yield	—	—	—
Risk-free interest rate	2.8%	3.0%	5.0%
Volatility	50%	50%	63%
Expected life (in years)	4	4	5
Weighted average fair value of options granted	$12.77	$9.03	$7.26

        Pro forma net income and earnings per share assuming we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the years ended December 31, 2003, 2002, and 2001, are disclosed in Note 3.

12.   INCOME TAXES

        The provision for income taxes for the years ended December 31, 2003, 2002, and 2001, consists of the following:

	For the Year Ended December 31,
	2003	2002	2001
	(In thousands)
Current provision (credit)—
Federal	$58,232	$43,470	$15,524
State and local	11,271	5,331	2,265
Foreign	(716)	(1,530)	426

Total current provision	68,787	47,271	18,215

Deferred provision (credit)—
Federal	10,284	(457)	11,207
State and local	1,205	(39)	1,921
Foreign	—	113	39

Total deferred provision (credit)	11,489	(383)	13,167

Total provision for income taxes	$80,276	$46,888	$31,382

        During 2003, 2002, and 2001, we recognized a tax benefit of approximately $41.9 million, 14.3 million, and $16.1 million, respectively, in connection with stock options exercised during the year.

        A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	For the Year Ended December 31,
	2003	2002	2001
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Foreign taxes	(0.2)	0.1	(0.1)
State and local income taxes, net of federal income tax benefit	4.1	3.0	3.9
Nondeductible goodwill amortization	—	—	1.7
Other	1.4	2.9	4.5

Effective income tax rate	40.3%	41.0%	45.0%

        Components of deferred income tax assets and liabilities as of December 31, 2003 and 2002, are as follows:

	December 31,
	2003	2002
	(In thousands)
Deferred income tax assets:
Tax net operating loss carry forwards	$24,008	$18,996
Covenants not-to-compete	2,802	3,150
Deferred rent obligation	2,224	1,307
Allowance for doubtful accounts	1,124	825
Accrued restructuring and severance	848	610
Other	5,488	2,866

Total deferred income tax assets	36,494	27,754
Deferred income tax liabilities:
Depreciation and amortization	39,261	19,275
Operating lease	964	686
Other	1,378	886

Total deferred income tax liabilities	41,603	20,847

Net deferred income tax asset (liability)	(5,109)	6,907
Valuation allowance	(8,618)	(5,758)

Net deferred income tax asset (liability)	$(13,727)	$1,149

        We have acquired certain tax net operating loss carry forwards in connection with our business combinations. As of December 31, 2003, we have federal and state tax net operating loss carry forwards totaling approximately $38.9 million and $27.8 million, respectively, that begin to expire in 2010.

        As of December 31, 2003 and 2002, we have recorded a valuation allowance of $8.6 million and $5.8 million, respectively, to reduce the carrying value of deferred tax assets to the amount that will likely be realized in the future. The valuation allowance relates to the net operating loss carry forwards of our Canadian subsidiaries. Such net operating loss carry forwards approximate $8.6 million and $5.8 million as of December 31, 2003 and 2002, respectively, and expire through 2010.

13.   COMMITMENTS AND CONTINGENCIES

Litigation

        In the ordinary conduct of our business, we and our schools are subject to various lawsuits, investigations, and claims, covering a wide range of matters, including, but not limited to, claims involving students or graduates and routine employment matters. We do not believe that the outcome of any pending claims will have a material impact on our consolidated financial position or results of operations.

Leases

        We rent most of our facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2054. The facility leases require us to make monthly payments covering rent, taxes, insurance, and maintenance costs.

        As of December 31, 2003, future minimum lease payments under capital leases and operating leases are as follows (in thousands):

	Capital Leases	Operating Leases	Total
2004	$3,893	$83,209	$87,102
2005	1,508	82,212	83,720
2006	749	81,242	81,991
2007	611	78,246	78,857
2008	535	73,828	74,363
2009 and thereafter	1,882	489,883	491,765

	$9,178	$888,620	$897,798

Less—Portion representing interest at a weighted average annual rate of 8.20%	1,389

Principal payments	7,789
Less—Current portion	3,682

	$4,107

Licensing Agreement

        We have an agreement with Le Cordon Bleu Limited that gives us the exclusive right to use the Le Cordon Bleu trade name in the United States and Canada. Under this agreement, we pay Le Cordon Bleu Limited royalties based on eligible culinary revenues collected from students enrolled in Le Cordon Bleu culinary programs at our schools. Royalty expense during the years ended December 31, 2003, 2002, and 2001, was approximately $11.2 million, $6.9 million, and $5.4 million, respectively. The licensing agreement terminates on December 31, 2008, but can be renewed for two successive five-year terms if certain conditions are met.

        Effective August 30, 2002, the agreement was amended to reduce the royalty rate payable on eligible culinary revenues from eight percent to two percent for the period from September 1, 2002, to

December 31, 2008. On August 30, 2002, as consideration for the reduction of the royalty rate, we paid Le Cordon Bleu Limited a one-time royalty fee of $40.0 million and issued to Le Cordon Bleu Limited an option to purchase 200,000 shares of our common stock. The option is immediately exercisable at an exercise price per share of $19.60 and expires on August 29, 2012.

        The fair value of the option of approximately $3.0 million was estimated on the date of the grant based on the Black-Scholes option pricing model. The assumptions used to estimate the value of the option are as follows:

Dividend yield	—
Risk-free interest rate	4.0%
Volatility	50%
Contractual life (in years)	10

        The cash and equity consideration paid to Le Cordon Bleu Limited totaling approximately $43.0 million was recorded as a prepaid asset, approximately $27.2 million of which is classified as non-current as of December 31, 2003, and is being amortized to educational services and facilities expense in the accompanying consolidated statement of operations on a straight-line basis over the remaining term of the license agreement.

14.   REGULATORY

        Our U.S. schools are subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act ("HEA") and the regulations promulgated there under by the U.S. Department of Education ("DOE") subject our U.S. schools to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the HEA ("Title IV Programs").

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

        We perform periodic reviews of our compliance with the various applicable regulatory requirements. We have not been notified by any of the various regulatory agencies of any significant non-compliance matters and believe that we are in substantial compliance with applicable regulatory requirements as of December 31, 2003.

15.   EMPLOYEE BENEFIT PLANS

        We maintain a contributory profit sharing plan that provides retirement benefits for our eligible employees. The plan contains "cash or deferred arrangements" and is subject to the provisions of Section 401(k) of the Internal Revenue Code. The plan provides for matching contributions to eligible employees. Our matching contributions were approximately $5.4 million, $4.0 million, and $2.8 million, respectively, during the years ended December 31, 2003, 2002, and 2001.

        We maintain an employee stock purchase plan that provides for the issuance of up to 1.0 million shares of common stock to be purchased by our eligible employees through periodic offerings. Our employees may purchase common stock through payroll deductions, not to exceed $20,000 per person within any calendar year, at 85% of the stock's fair market value. As of December 31, 2003, employees have purchased a total of 591,927 shares under the employee stock purchase plan.

        In January 2001, we established a deferred compensation plan whereby certain wages earned by plan participants are deferred and placed in a Rabbi Trust. Assets held in trust are invested in marketable securities on behalf of plan participants. We are required to include in our financial statements the net assets of the trust. Assets held in trust are accounted for as trading securities, and, accordingly, changes in the fair value of such assets are recognized as realized investment gains or losses. Changes in the fair value of the deferred compensation obligation are recorded as charges or credits to compensation expense. Contributions to the plan by plan participants during the years ended December 31, 2003, 2002, and 2001, were approximately $1.2 million, $0.8 million, and $0.8 million, respectively. Distributions and net realized losses during the years ended December 31, 2003, 2002, and 2001 were not significant. The fair value of assets held in the Rabbi Trust, included in other noncurrent assets, and the accompanying deferred compensation obligation, included in other long-term liabilities, were each approximately $2.8 million as of December 31, 2003, and $1.3 million as of December 31, 2002.

16.   QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

2003 Quarters	First	Second	Third	Fourth
	(In thousands, except per share data)
Revenue	$245,543	$256,074	$315,696	$371,296
Income from operations	30,939	32,366	45,535	88,091
Net income	19,226	19,605	26,921	53,416
Net income per share:
Basic	$0.21	$0.21	$0.27	$0.53
Diluted	0.20	0.20	0.26	0.51
2002 Quarters	First	Second	Third	Fourth
	(In thousands, except per share data)
Revenue	$176,286	$178,390	$197,155	$228,228
Income from operations	19,723	17,270	24,311	51,994
Net income	11,965	10,328	14,172	31,007
Net income per share:
Basic	$0.14	$0.12	$0.16	$0.34
Diluted	0.13	0.11	0.15	0.33

17.   VALUATION AND QUALIFYING ACCOUNTS

	2003 Activity
	Balance 12/31/02	Charges to Expenses	Acquired Balances	Amounts Written-off	Balance 12/31/03
	(In Thousands)
Student receivable allowance	$23,598	$53,554	$9,433	$(39,118)	$47,467
Deferred tax valuation allowance	5,758	2,860	—	—	8,618
	2002 Activity
	Balance 12/31/01	Charges to Expenses	Acquired Balances	Amounts Written-off	Balance 12/31/02
	(In Thousands)
Student receivable allowance	$15,273	$29,051	$(112)	$(20,614)	$23,598
Deferred tax valuation allowance	2,228	3,530	—	—	5,758
	2001 Activity
	Balance 12/31/00	Charges to Expenses	Acquired Balances	Amounts Written-off	Balance 12/31/01
	(In Thousands)
Student receivable allowance	$5,499	$17,819	$7,791	$(15,836)	$15,273
Deferred tax valuation allowance	—	2,228	—	—	2,228

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
  ITEM 9A. CONTROLS AND PROCEDURS
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SECURITIES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS(1)
CAREER EDUCATION CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003, 2002, and 2001