Form 10-Q
period 2004-03-31
CAREER EDUCATION CORP
filed 2004-05-07
CIK 1046568

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2004
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

        As of May 5, 2004, 101,270,536 shares of the registrant's Common Stock, par value $.01, were outstanding.

CAREER EDUCATION CORPORATION

QUARTER ENDED MARCH 31, 2004

INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003	3
	Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2004 and 2003	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	28
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 6.	Exhibits and Reports on Form 8-K	30
SIGNATURES		31
CERTIFICATIONS

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$158,716	$161,235
Receivables—
Students, net	100,771	110,445
Other, net	9,609	6,915
Inventories	13,505	11,652
Prepaid expenses and other current assets	44,094	40,905
Deferred income tax assets	4,639	4,639

Total current assets	331,334	335,791

PROPERTY AND EQUIPMENT, net	271,225	263,925
GOODWILL, net	440,313	440,709
INTANGIBLE ASSETS, net	36,157	36,326
OTHER ASSETS	43,382	42,399

TOTAL ASSETS	$1,122,411	$1,119,150

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$4,877	$79,822
Accounts payable	25,635	30,627
Accrued expenses and other current liabilities	112,278	82,562
Deferred tuition revenue	119,853	113,610

Total current liabilities	262,643	306,621

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	24,042	25,453
Long-term contractual obligations	9,679	9,679
Deferred income tax liabilities	18,366	18,366
Other	12,472	11,211

Total long-term liabilities	64,559	64,709

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding at March 31, 2004 and December 31, 2003	—	—
Common stock, $.01 par value; 150,000,000 shares authorized; 100,434,290 and 100,194,857 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	1,004	1,002
Additional paid-in capital	503,069	496,582
Accumulated other comprehensive loss	2,127	2,986
Retained earnings	289,009	247,250

Total stockholders' equity	795,209	747,820

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,122,411	$1,119,150

The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
REVENUE:
Tuition and registration fees	$372,314	$224,001
Other	30,462	21,542

Total revenue	402,776	245,543

OPERATING EXPENSES:
Educational services and facilities	128,253	92,143
General and administrative	192,795	113,276
Depreciation and amortization	12,767	9,185

Total operating expenses	333,815	214,604

Income from operations	68,961	30,939

OTHER INCOME (EXPENSE):
Interest income	352	549
Interest expense	(829)	(342)
Share of affiliate earnings	1,405	1,166

Total other income	928	1,373

Income before provision for income taxes	69,889	32,312
PROVISION FOR INCOME TAXES	28,130	13,086

NET INCOME	$41,759	$19,226

NET INCOME PER SHARE:
Basic	$0.42	$0.21

Diluted	$0.40	$0.20

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	100,283	92,297

Diluted	104,519	96,142

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,759	$19,226
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	12,767	9,185
Deferred income taxes	—	836
Compensation expense related to stock options	13	13
Amortization of deferred financing costs	85	61
Royalty expense related to stock options	118	118
Changes in operating assets and liabilities, net of acquisitions	35,497	(2,380)

Net cash provided by operating activities	90,239	27,059

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of acquired cash	35	(7,730)
Acquisition transaction costs	(32)	(1,261)
Purchases of property and equipment, net	(19,759)	(14,263)
Change in investment in affiliate	(202)	(276)

Net cash used in investing activities	(19,958)	(23,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	3,390	2,885
Net payments of revolving loans under credit agreements	(75,000)	(12,341)
Payments of capital lease obligations and other long-term debt	(859)	(517)

Net cash used in financing activities	(72,469)	(9,973)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(331)	109

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,519)	(6,335)
CASH AND CASH EQUIVALENTS, beginning of period	161,235	33,474

CASH AND CASH EQUIVALENTS, end of period	$158,716	$27,139

NON-CASH INVESTING ACTIVITIES:
Capital lease obligations for purchases of equipment, net of acquisitions	$—	$145

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. The condensed consolidated balance sheet as of December 31, 2003, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For additional information, refer to the consolidated financial statements and notes to consolidated financial statements as of and for the year ended December 31, 2003, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

        The unaudited condensed consolidated financial statements include the accounts of Career Education Corporation and our wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The results of operations of all acquired businesses have been consolidated for all periods subsequent to the date of acquisition.

Note 2—Stock Split

        On July 22, 2003, our Board of Directors approved a two-for-one stock split to be affected in the form of a stock dividend. The dividend was paid on August 22, 2003, to shareholders of record on August 5, 2003. All share and per share amounts in the accompanying unaudited condensed consolidated financial statements and notes thereto have been retroactively adjusted to reflect this stock dividend.

Note 3—Business Acquisitions

        All of our acquisitions to date have been accounted for as purchases. Accordingly, in connection with each acquisition, the purchase price has been allocated to the estimated fair values of all acquired tangible and intangible assets and assumed liabilities as of the date of the acquisition. As necessary, liabilities have been established at the acquisition dates to provide for restructuring liabilities and certain long-term contractual obligations.

The INSEEC Group

        On February 18, 2003, we acquired 100% of the issued and outstanding stock of Formastrat SA and its subsidiaries, also known as the INSEEC Group, for approximately $18.9 million, including assumed debt of $3.2 million, primarily with funds obtained under our U.S. Credit Agreement. We acquired the company primarily because of its potential for market leadership, the economic attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. The acquisition of the INSEEC Group also provides us with a platform for additional expansion in Europe. We have promoted continued growth of the INSEEC Group since the acquisition date by expanding its marketing channels and adding new programs.

        The purchase price, including acquisition costs of approximately $2.3 million and excluding assumed debt, of approximately $18.0 million was allocated to the estimated fair values of acquired tangible and intangible assets of approximately $21.5 million and assumed liabilities of approximately $15.0 million as of February 18, 2003. Intangible assets acquired include, among others, trade names with a total estimated fair value of approximately $1.8 million. Based on our purchase price allocation, we have recorded goodwill of approximately $11.4 million. We do not expect any portion of this goodwill balance to be deductible for tax purposes.

        The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of February 18, 2003 (in thousands):

Current assets	$9,585
Property and equipment	9,917
Intangible assets not subject to amortization—
Trade names	1,774
Intangible asset subject to amortization
Covenant not to compete (5-year useful life)	54
Goodwill	11,385
Other assets	219

Total assets acquired	32,934

Current liabilities	10,582

Total liabilities	14,972

Net assets acquired	$17,962

Whitman Education Group, Inc.

        On July 1, 2003, we acquired 100% of the issued and outstanding stock of Whitman Education Group, Inc. ("Whitman") for approximately $267.8 million in cash and stock. In connection with the acquisition, Whitman shareholders received an aggregate of approximately 4.4 million shares of our common stock (0.276 shares of our common stock for each share of Whitman common stock owned at closing) and approximately $95.4 million in cash ($6.00 for each share of Whitman common stock owned at closing). Whitman is a proprietary provider of career-oriented postsecondary education. Through three wholly owned subsidiaries, Whitman operates 22 schools in 13 states that offer a range of health education, information technology, and business studies. We acquired Whitman primarily because of its schools' potential for market leadership, the economic attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. Our acquisition of Whitman also allows us to enhance our position in the health education field and further expand our presence in the fields of information technology and business studies. We have increased the schools' enrollments since our acquisition by expanding the schools' marketing capabilities, entering new geographic markets, augmenting program offerings, and expanding Whitman's regionally accredited online learning platform.

        Additionally, each outstanding option to purchase Whitman stock, whether vested or unvested, was cancelled by Whitman upon consummation of the acquisition and exchanged for cash equal to the positive difference, if any, between (1) the equivalent cash value of the per share consideration of approximately $14.82 and (2) the per share exercise price of the option in accordance with Whitman's option plan and purchase agreement. Cash consideration of approximately $23.4 million was paid to Whitman option holders. This amount was recorded as a liability on Whitman's balance sheet prior to acquisition.

        Cash consideration paid to Whitman shareholders and option holders of approximately $118.8 million was funded primarily with borrowings under our U.S. Credit Agreement.

        The purchase price, including acquisition costs of approximately $4.9 million and excluding the $23.4 million paid to Whitman option holders, of approximately $249.3 million was preliminarily allocated to the estimated fair value of acquired tangible and intangible assets of approximately $86.8 million and assumed liabilities of approximately $56.5 million as of July 1, 2003. Intangible assets acquired include, among others, accreditation, licensing, and Title IV participation rights with an approximate fair value of $5.0 million, and trade names with an approximate fair value of $16.9 million. Based on our purchase price allocation, we have recorded goodwill of approximately $219.0 million. We do not expect any portion of this goodwill balance to be deductible for tax purposes. Subsequent adjustments may be made to the purchase price allocation based upon, amoung other things, finalization of our tangible and intangible asset valuation; however, we do not believe that any such adjustments will be material.

        The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of July 1, 2003 (in thousands):

Current assets	$48,515
Property and equipment	14,790
Intangible assets not subject to amortization—
Accreditation, licensing, and Title IV participation rights	5,000
Trade names	16,900
Intangible asset subject to amortization
Covenant not to compete (2-year useful life)	50
Student contracts (6-month useful life)	500
Goodwill	218,964
Other assets	1,077

Total assets acquired	305,796

Current liabilities	46,471

Total liabilities	56,457

Net assets acquired	$249,339

        The following unaudited pro forma results of operations for the three months ended March 31, 2003, assume that the Whitman acquisition occurred at the beginning of the year preceding the year of acquisition. Actual results of operations for the three months ended March 31, 2004, are presented for comparative purposes. The unaudited pro forma results of operations are based on historical results of operations, include adjustments for depreciation, amortization, interest, taxes, and shares of our common stock issued in connection with the acquisition, and do not necessarily reflect the actual results that would have occurred.

	Three Months Ended March 31,
	2004 Actual	2003 Pro Forma
	(In thousands, except per share amounts)
Revenue	$402,776	$275,613
Income from operations	68,961	35,503
Net income	$41,759	$21,778

Basic earnings per share	$0.42	$0.23

Diluted earnings per share	$0.40	$0.22

Western School of Health and Business Careers

        On August 5, 2003, we acquired certain assets and assumed certain liabilities of Western School of Health and Business Careers ("Western") for approximately $8.0 million primarily with funds borrowed under our U.S. Credit Agreement. Western, based in Pittsburgh, Pennsylvania, provides private, for-profit, postsecondary education leading to an associate degree or a diploma in the career-oriented disciplines of health education and business studies. We acquired Western primarily because of its potential for market leadership, the economic attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. Our acquisition of Western also expands our national presence in the health education field. We plan to increase the school's enrollments by enhancing the school's marketing capabilities and augmenting program offerings.

        The purchase price, including acquisition costs of approximately $0.4 million, of approximately $8.4 million was allocated to the estimated fair values of acquired tangible and intangible assets of approximately $5.6 million and assumed liabilities of approximately $1.8 million as of August 5, 2003. Intangible assets acquired include, among others, accreditation, licensing, and Title IV participation rights with an approximate fair value of $0.9 million and trade names with an approximate fair value of $2.5 million. Based on our purchase price allocation, we have recorded goodwill of approximately $4.6 million. We expect the goodwill balance to be deductible for income tax purposes. Subsequent adjustments may be made to the purchase price and purchase price allocation based upon, among other things, finalization of our tangible and intangible asset valuation and the ultimate resolution of certain regulatory compliance matters existing as of the date of the acquisition. However, we do not believe that any such adjustments will be material.

        The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of August 5, 2003 (in thousands):

Current assets	$995
Property and equipment	1,296
Intangible assets not subject to amortization—
Accreditation, licensing, and Title IV participation rights	860
Trade names	2,450
Intangible asset subject to amortization
Covenant not to compete (2-year useful life)	20
Goodwill	4,639

Total assets acquired	10,260

Current liabilities	282

Total liabilities	1,848

Net assets acquired	$8,412

Note 4—Stock-Based Compensation

        We account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") related to options issued to employees. For options issued to employees during the three months ended March 31, 2004 and 2003, no stock-based employee compensation is reflected in net income in the accompanying unaudited condensed consolidated statements of income, as all such options had an exercise price equal to the market value of the underlying common stock on the date of the grant. Had we applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the three months ended March 31, 2004 and 2003, net income and earnings per share would have been as follows:

	For the Three Months Ended March 31,
	2004	2003
	(In thousands, except per share amounts)
Net income, as reported	$41,759	$19,226
Stock based employee compensation expense determined under fair value method for all awards, net of tax effect	(3,226)	(2,569)

Pro forma net income	$38,533	$16,657

Basic earnings per share—
As reported	$0.42	$0.21

Pro forma	$0.38	$0.18

Diluted earnings per share—
As reported	$0.40	$0.20

Pro forma	$0.37	$0.17

        During the three months ended March 31, 2004 and 2003, the fair value of each option was estimated on the date of grant based on the Black-Scholes option pricing model. The weighted average fair value of the options granted during the three months ended March 31, 2004 and 2003, and assumptions used to value the options are as follows:

	For the Three Months Ended March 31,
	2004	2003
Dividend yield	—	—
Risk-free interest rate	2.5%	3.0%
Volatility	50%	50%
Expected life (in years)	4	4
Weighted average fair value of options granted	$20.43	$9.28

        The pro forma results of operations summarized above are not likely to be indicative of pro forma results that may be expected in future years because options vest over several years, pro forma compensation expense is recognized as the options vest, and additional awards may be granted.

        Costs associated with stock options issued to non-employees are recorded in accordance with SFAS 123. Such costs were not significant during the three months ended March 31, 2004 and 2003.

Note 5—Comprehensive Income

        Comprehensive income, which includes net income, foreign currency translation adjustments, and unrealized gains on marketable securities, for the three months ended March 31, 2004 and 2003, is as follows:

	For the Three Months Ended March 31,
	2004	2003
	(In thousands)
Net income	$41,759	$19,226
Other comprehensive income (loss)
Foreign currency translation adjustment	(1,062)	725
Unrealized gain on marketable securities	203	—

Comprehensive income	$40,900	$19,951

Note 6—Weighted Average Common Shares

        The weighted average number of common shares used to compute basic and diluted income per share for the three months ended March 31, 2004 and 2003, are as follows:

	As of March 31,
	2004	2003
	(In thousands)
Basic common shares outstanding	100,283	92,297
Common stock equivalents	4,236	3,845

Diluted common shares outstanding	104,519	96,142

Note 7—Credit Agreements

        As of March 31, 2004, we have outstanding under our $200.0 million U.S. Credit Agreement revolving loans totaling $16.6 million and letters of credit totaling $17.2 million. The availability under our U.S. Credit Agreement as of March 31, 2004 is $166.2 million.

        As of March 31, 2004, we have outstanding under our $10.0 million Canadian Credit Agreement revolving loans totaling $3.8 million. The availability under the Canadian Credit Agreement as of March 31, 2004 is $6.2 million.

Note 8—Segment Reporting

        We have two reportable segments: the Colleges, Schools, and Universities ("CSU") segment and the Online Education Group ("OEG") segment. Both segments are comprised of for-profit, postsecondary schools that offer a variety of degree and diploma programs. The CSU segment represents an aggregation of our campus-based operating divisions that provide educational services primarily in a classroom or laboratory setting. The OEG segment delivers educational services online through internet-based courses.

        Our reportable segments have been determined based on the methodology used by management to evaluate performance and allocate resources. Management, including our chief operating decision maker, evaluates segment performance based on segment profit. This measure of profit excludes interest income, interest expense, and any unallocated corporate expenses. For the CSU segment, segment profit also includes share of affiliate earnings, which was $1.4 million and $1.2 million, respectively, during the three months ended March 31, 2004 and 2003. Adjustments to reconcile segment results to consolidated results are reflected in "Corporate expenses and other, net," which includes unallocated corporate expenses and eliminations.

        The accounting policies of each segment are consistent with those described in the summary of significant accounting policies in Note 3 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004. Transactions between segments, which are not significant, are consummated on a basis intended to reflect the market value of the underlying products or services. A majority of corporate expenses have been charged to the segments as part of a general allocation.

        Summary financial information by reportable segment is as follows:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Revenue:
CSU	$327,010	$224,693
OEG	75,766	20,850

Total revenue	$402,776	$245,543

Segment Profit:
CSU	$46,686	$33,564
OEG	35,544	4,181

	82,230	37,745
Reconciling items:
Corporate expenses and other, net	(11,864)	(5,640)
Interest income	352	549
Interest expense	(829)	(342)

Total earnings before provision for income taxes	$69,889	$32,312

Note 8—Segment Reporting (Continued)

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Depreciation and Amortization:
CSU	$10,987	$7,918
OEG	505	215
Corporate & other	1,275	1,052

Total depreciation and amortization	$12,767	$9,185

        Our principal operations are located in the United States, and our results of operations and long-lived assets in geographic regions outside of the United States are not significant. During the three months ended March 31, 2004 and 2003, no individual customer accounted for more than 10% of our total revenue.

Note 9—Commitments and Contingencies

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The discussion below contains certain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual growth, results, performance, and business prospects and opportunities in 2004 and beyond could differ materially from what is expressed in, or implied by, any such forward-looking statements. See "Special Note Regarding Forward- Looking Statements" on page 27 for a discussion of risks and uncertainties that could cause or contribute to such material differences.

        The following discussion and analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and attached Notes to Unaudited Condensed Consolidated Financial Statements appearing elsewhere herein.

Overview

        We are a provider of private, for-profit, postsecondary education with 79 campuses throughout the United States, Canada, France, the United Kingdom, and the United Arab Emirates. We also offer online education programs through our Online Education Group, which includes American InterContinental University Online and Colorado Technical University Online. Our total student population as of April 30, 2004, was approximately 85,300 students, including total Online Education Group student population as of April 30, 2004, of approximately 15,600 students. Our schools enjoy long operating histories and offer a variety of doctoral degree, master's degree, bachelor's degree, associate degree, and diploma programs in career-oriented disciplines within our core curricula of:

  •
  Visual Communication and Design Technologies

  •
  Information Technology

  •
  Business Studies

  •
  Culinary Arts

  •
  Health Education

        We have experienced significant growth both organically and through acquisitions. We have invested significant amounts of capital in the hiring of additional personnel and have increased marketing and capital improvements at each of the schools that we have acquired or opened. The increased human resource costs and marketing costs are expensed as incurred and are reflected in general and administrative expenses.

Revenue

        Our principal source of revenue is tuition collected from our students. The academic year is at least 30 weeks in length but varies both by individual school and program of study and is divided by term, which is determined by start dates, which also vary by school and program. Payment of each term's tuition may be made by financial aid, full cash payment, an installment payment plan, or a combination thereof. Our schools charge tuition at varying amounts, depending on not only the particular school but also the type of program and the specific curriculum. Our schools typically increase tuition at least once per year.

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

        Other revenue consists primarily of bookstore sales, dormitory revenue, student laptop computer sales, placement revenue, contract training revenue, rental income, cafeteria revenue, and restaurant revenue. Revenue from dormitory and cafeteria fees charged to students is recognized on a straight-line basis over the term of a student's dormitory and cafeteria use. Other dormitory and cafeteria revenue is recognized upon delivery of goods or services. Student laptop computer sales, bookstore sales, placement revenue, restaurant revenue, rental income, and contract training revenue are recognized when services are performed or goods are delivered.

Operating Expenses

        Educational services and facilities expense includes costs directly attributable to the educational activity of our schools, including salaries and benefits of faculty, academic administrators, and student support personnel. Educational services and facilities expense also includes, among other things, costs of educational supplies and facilities, including rents on school leases, distance learning costs, certain costs of establishing and maintaining computer laboratories, costs of student housing, and owned and leased facility costs. Royalty fees paid to Le Cordon Bleu Limited and student financing costs are also included in this expense category.

        General and administrative expense includes salaries and benefits of personnel in corporate and school administration, marketing, admissions, accounting, human resources, financial aid, career services, and compliance. Costs associated with advertising, development and production of marketing materials, occupancy of the corporate offices, and bad debt are also included in this expense category.

        Depreciation expense includes costs associated with the depreciation of, among other things, purchased computer laboratories, equipment, furniture and fixtures, courseware, owned facilities, and capitalized leased equipment. Depreciation is recognized using the straight-line method over the useful lives or lease terms of the related assets for financial reporting purposes and an accelerated method for income tax reporting purposes. Amortization expense includes the amortization of certain intangible assets, excluding goodwill and indefinite lived intangible assets. Goodwill and indefinite lived intangible assets are reviewed for impairment by applying a fair-value-based test on, at least, an annual basis.

Share of Affiliate Earnings

        Share of affiliate earnings represents our share of the income of American University in Dubai, United Arab Emirates ("AU Dubai"), in which we hold a 30% minority interest. Our interest in AU Dubai is accounted for using the equity method, and, therefore, the entity's results of operations are not consolidated into our results of operations.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States ("GAAP"). The application of GAAP may require management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience, assessment of current conditions, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and are not readily apparent from other sources. Critical accounting policies are defined as those that are reflective of significant judgments by management and uncertainties, and that could potentially result in materially different results under different assumptions and conditions. Although, historically, actual results have not deviated significantly from those determined using management's estimates, as discussed below, our consolidated financial position or results of operations could be materially different if we were to report under different conditions or using different assumptions in the application of our critical accounting policies. The critical accounting policies discussed herein are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment in the application of such principles. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result from the result derived from the application of our critical accounting policies. We believe that the following accounting policies are most critical to us, in that they represent the primary areas where financial information is subject to the application of management's estimates, assumptions, and judgment in the preparation of our consolidated financial statements. Our significant accounting policies are discussed in Note 3 to our consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

Revenue Recognition

        Revenue is derived primarily from programs taught at our schools or online. Tuition revenue and one-time fees, such as application fees, are recognized on a straight-line basis over the length of the applicable period of instruction. Revenue from dormitory and cafeteria fees charged to students is recognized on a straight-line basis over the term of a student's dormitory and cafeteria use. Other dormitory and cafeteria revenue is recognized upon delivery of goods or services. Other revenue, such as student laptop computer sales, bookstore sales, placement revenue, restaurant revenue, rental income, and contract training revenue, is recognized as services are performed or goods are delivered. The portion of payments received but not earned is recorded as deferred revenue and reflected as a current liability on our consolidated balance sheet, as such amount represents revenue that we expect to earn within the next year. Refunds are calculated and paid in accordance with applicable federal, state, and accrediting agency standards and school policy.

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

        Our bad debt expense as a percentage of revenue for the three months ended March 31, 2004 was 4.9%, relative to a bad debt expense percentage of 5.1% for the three months ended December 31, 2003, and 3.8% for the three months ended March 31, 2003.

        Because a substantial portion of our revenue is derived from Title IV programs, any legislative or regulatory action that significantly reduces the funding available under Title IV programs or the ability of our students or schools to participate in Title IV programs could have a material effect on the realizability of our receivables.

Goodwill and Other Intangible Assets

        Goodwill and other indefinite lived intangible assets are reviewed for impairment on, at least, an annual basis by applying a fair-value-based test. In evaluating the recoverability of the carrying value of goodwill and other indefinite-lived intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of our reporting units and our indefinite-lived intangible assets.. If our fair value estimates or related assumptions change in the future, we may be required to record impairment charges related to goodwill or other indefinite-lived intangible assets.

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

        In evaluating the recoverability of long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of such assets. If our fair value estimates or related assumptions change in the future, we may be required to record impairment charges related to long-lived assets.

Income Taxes

        We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires the recognition of deferred income taxes based upon the tax consequences of temporary differences between financial reporting and income tax reporting by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized.

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

Acquisitions

        All of our acquisitions to date have been accounted for as purchases. Accordingly, in connection with each acquisition, the purchase price has been allocated to the estimated fair values of all acquired tangible and intangible assets and assumed liabilities as of the date of the acquisition. As necessary, liabilities have been established at the acquisition dates to provide for restructuring liabilities and certain long-term contractual obligations.

INSEEC Group

        On February 18, 2003, we acquired 100% of the issued and outstanding stock of Formastrat SA and its subsidiaries, also known as the INSEEC Group, for approximately $18.9 million, including assumed debt of $3.2 million, primarily with funds obtained under our U.S. Credit Agreement. We acquired the company primarily because of its potential for market leadership, the economic attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. The acquisition of the INSEEC Group also provides us with a platform for additional expansion in Europe. We have promoted continued growth of the INSEEC Group since the acquisition date by expanding its marketing channels and adding new programs.

Whitman Education Group, Inc.

        On July 1, 2003, we acquired 100% of the issued and outstanding stock of Whitman Education Group, Inc. ("Whitman") for approximately $267.8 million in cash and stock. In connection with the acquisition, Whitman shareholders received an aggregate of approximately 4.4 million shares of our common stock (0.276 shares of our common stock for each share of Whitman common stock owned at closing) and approximately $95.4 million in cash ($6.00 for each share of Whitman common stock owned at closing). Whitman is a proprietary provider of career-oriented postsecondary education. Through three wholly owned subsidiaries, Whitman operates 22 schools in 13 states that offer a range of health education, information technology, and business studies. We acquired Whitman primarily because of its schools' potential for market leadership, the economic attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. Our acquisition of Whitman also allows us to enhance our position in the health education field and further expand our presence in the fields of information technology and business studies. We have increased the schools' enrollments since the acquisition date by expanding the schools' marketing capabilities, entering new geographic markets, augmenting program offerings, and expanding Whitman's regionally accredited online learning platform.

        Additionally, each outstanding option to purchase Whitman stock, whether vested or unvested, was cancelled by Whitman upon consummation of the acquisition and exchanged for cash equal to the positive difference, if any, between (1) the equivalent cash value of the per share consideration of approximately $14.82 and (2) the per share exercise price of the option in accordance with Whitman's option plan and purchase agreement. Cash consideration of approximately $23.4 million was paid to Whitman option holders. This amount was recorded as a liability on Whitman's balance sheet prior to acquisition.

        Cash consideration paid to Whitman shareholders and option holders of approximately $118.8 million was funded primarily with borrowings under our U.S. Credit Agreement.

Western School of Health and Business Careers

        On August 5, 2003, we acquired certain assets and assumed certain liabilities of Western School of Health and Business Careers ("Western") for approximately $8.0 million primarily with funds borrowed under our U.S. Credit Agreement. Western, based in Pittsburgh, Pennsylvania, provides private, for-profit, postsecondary education leading to an associate degree or a diploma in the career-oriented disciplines of health education and business studies. We acquired Western primarily because of its potential for market leadership, the economic attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. Our acquisition of Western also expands our national presence in the health education field. We plan to increase the school's enrollments by enhancing the school's marketing capabilities and augmenting program offerings.

Results of Operations

        The following table summarizes our operating results as a percentage of revenue for the periods indicated.

	Three Months Ended March 31,
	2004	2003
REVENUE:
Tuition and registration fees	92.4%	91.2%
Other	7.6	8.8

Total revenue	100.0	100.0

OPERATING EXPENSES:
Educational services and facilities	31.8	37.5
General and administrative	47.9	46.2
Depreciation and amortization	3.2	3.7

Total operating expenses	82.9	87.4

Income from operations	17.1	12.6
OTHER INCOME (EXPENSE):
Interest income	0.1	0.2
Interest expense	(0.2)	(0.1)
Share of affiliate earnings	0.4	0.5

Total other income	0.3	0.6

Income before provision for income taxes	17.4	13.2
PROVISION FOR INCOME TAXES	7.0	5.4

NET INCOME	10.4%	7.8%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenue.

        Colleges, Schools and Universities Revenue.    Revenue for the Colleges, Schools and Universities ("CSU") segment for the three months ended March 31, 2004 and 2003, was as follows:

	2004	2003
	(In thousands)
Tuition and registration fees	$302,811	$205,045
Other	24,199	19,648

Total revenue	$327,010	$224,693

        CSU tuition and registration fee revenue increased $97.8 million or 48%, from $205.0 million in the first quarter of 2003 to $302.8 million in the first quarter of 2004. The increase is primarily attributable to an increase in CSU tuition and registration fee revenue on a same-school basis (i.e., CSU schools acquired or opened on or prior to January 1, 2003, collectively discussed as "CSU same schools"). The CSU same-school revenue increase is attributable to an approximate 11% increase in average student population during the first quarter of 2004 and increases associated with 2004 tuition price increases and a shift in student enrollment mix. Also contributing to the CSU tuition and registration revenue increase was revenue generated by CSU schools acquired or opened after January 1, 2003 (the INSEEC Group, Whitman Education Group, Western School of Health and

Business Careers, Le Cordon Bleu College of Culinary Arts Las Vegas, IADT Detroit, AIU Houston, Le Cordon Bleu College of Culinary Arts Atlanta, and IADT Las Vegas, collectively discussed as "CSU new schools").

        CSU other revenue increased $4.5 million or 23%, from $19.6 million in the first quarter of 2003 to $24.2 million in the first quarter of 2004. This increase is attributable to other revenue generated by CSU new schools and CSU same-school other revenue growth, which was driven primarily by the increase in CSU same-school student population mentioned above.

        Online Education Group Revenue.    Revenue for the Online Education Group ("OEG") segment for the three months ended March 31, 2004 and 2003, was as follows:

	2004	2003
	(In thousands)
Tuition and registration fees	$69,504	$18,956
Other	6,262	1,894

Total revenue	$75,766	$20,850

        OEG tuition and registration fee revenue increased $50.5 million or 267%, from $19.0 million in the first quarter of 2003 to $69.5 million in the first quarter of 2004. The OEG revenue growth is primarily attributable to an increase in student population from approximately 4,100 students as of April 30, 2003, to approximately 15,600 students as of April 30, 2004.

        OEG other revenue increased $4.4 million or 231%, from $1.9 million in the first quarter of 2003 to $6.3 million in the first quarter of 2004. This increase is primarily attributable to the increase in OEG student population mentioned above.

        Educational Services and Facilities Expense.    Educational services and facilities expense increased $36.1 million or 39%, from $92.1 million in the first quarter of 2003 to $128.3 million in the first quarter of 2004. The increase is primarily attributable to a $33.5 million increase in CSU segment educational services and facilities expense, due primarily to increases in variable expenses necessary to support the increase in CSU same-school student population mentioned above, additional student service activities designed to improve retention, an increase in curriculum development activities, and increased occupancy costs associated with facility upgrades and expansions during 2003 and 2004. A significant portion of this increase is also attributable to educational services and facilities expense incurred by CSU new schools. The increase in CSU educational services and facilities expense accounted for approximately 36 percentage points of the total 39% increase. Approximately $2.2 million or 2 percentage points of the total increase is attributable to additional educational services and facilities expense incurred by the OEG segment, associated primarily with increases in variable expenses necessary to support the increase in OEG student population mentioned above.

        General and Administrative Expense.    General and administrative expense increased $79.5 million or 70%, from $113.3 million in the first quarter of 2003 to $192.8 million in the first quarter of 2004. The increase is primarily attributable to a $52.9 million increase in CSU segment general and administrative expense, due primarily to an increase in advertising, marketing, and admissions costs incurred in support of increased CSU student lead, enrollment, and start volume, an increase in financial aid and career services costs necessary to support the increase in CSU student population mentioned above, an increase in legal and other professional service fees, and an increase in bad debt expense, as discussed below. A significant portion of this increase is attributable to general and administrative expense incurred by CSU new schools. The increase in CSU general and administrative expense accounted for approximately 47 percentage points of the total 70% increase. Approximately $21.0 million or 19 percentage points of the total increase is attributable to additional general and administrative expense incurred by our OEG segment, associated primarily with an increase in advertising, marketing, and admissions costs incurred in support of increased OEG student lead, enrollment, and start volume, an increase in financial aid and career services costs necessary to support the increase in OEG student population mentioned above, and an increase in bad debt expense. The remaining $5.6 million increase, representing 5 percentage points of the total 70% increase, is attributable to investments in corporate infrastructure necessary to support current and anticipated future growth and maximize operating efficiency.

        Bad debt expense, which is included in general and administrative expense, increased $10.5 million or 113%, from $9.3 million in the first quarter of 2003 to $19.9 million in the first quarter of 2004, and bad debt expense as a percentage of revenue increased from 3.8% during the first quarter of 2003 to 4.9% during the first quarter of 2004. This increase in bad debt expense as a percentage of revenue is primarily attributable to a higher rate of attrition, due to, among other things, the introduction by our CSU schools during the third quarter of 2003 of tougher credit standards and more aggressive cash collection practices, which caused a larger portion of our receivables to be due from students who did not complete their programs. These students represent a greater credit risk than do those who complete their programs. Also contributing to the increase in bad debt as a percentage of revenue, rising tuition rates have increased the gap between program costs and available financial aid funding, requiring a larger percentage of our students to enter into payment arrangements with larger monthly payments and terms that may extend beyond their scheduled graduation dates.

        Depreciation and Amortization Expense.    Depreciation and amortization expense increased $3.6 million or 39%, from $9.2 million in the first quarter of 2003 to $12.8 million in the first quarter of 2004. Depreciation expense increased $3.7 million or 41%, from $8.9 million in the first quarter of 2003 to $12.6 million in the first quarter of 2004, primarily as a result of depreciation expense recorded in connection with 2003 and 2004 capital expenditures. CSU depreciation expense increased $3.1 million, representing 34 percentage points of the total increase, OEG depreciation expense increased $0.3 million, representing 3 percentage points of the total increase, and corporate depreciation expense increased $0.3 million, representing 4 percentage points of the total increase. Amortization expense decreased $0.1 million or 28%, from $0.3 million in the first quarter of 2003 to $0.2 million in the first quarter of 2004.

        Income from Operations.    Income from operations during the three months ended March 31, 2004 and 2003, was as follows:

	2004	2003
	(In thousands)
CSU	$45,281	$32,398
OEG	35,544	4,181
Corporate, eliminations, and other	(11,864)	(5,640)

Total income from operations	$68,961	$30,939

        Income from operations increased $38.0 million or 123%, from $30.9 million in the first quarter of 2003 to $69.0 million in the first quarter of 2004. Approximately $12.9 million or 42 percentage points of the total increase is attributable to an increase in CSU operating income, and approximately $31.4 million or 101 percentage points of the total increase is attributable to the growth of OEG operating income. Increases in CSU and OEG income from operations were offset, in part, by an increase in unallocated corporate expenses, intercompany eliminations, and other items of approximately $6.2 million, which accounted for 20 percentage points of the total 123% operating income increase.

        Interest Income.    Interest income decreased $0.2 million or 36%, from $0.6 million in the first quarter of 2003 to $0.4 million in the first quarter of 2004, due primarily to lower rates of interest received for invested cash.

        Interest Expense.    Interest expense increased $0.5 million or 142% from $0.3 million in the first quarter of 2003 to $0.8 million in the first quarter of 2004, due primarily to an increase in average revolving borrowings under our outstanding credit agreements, offset, in part, by a decrease in the average interest rate paid on such revolving borrowings.

        Share of Affiliate Earnings.    Share of affiliate earnings from our 30% minority interest in American University in Dubai, United Arab Emirates, which is included in the results of our CSU segment, increased $0.2 million or 20%, from $1.2 million during the first quarter of 2003 to $1.4 million during the first quarter of 2004.

        Provision for Income Taxes.    Provision for income taxes increased $15.0 million or 115%, from $13.1 million in the first quarter of 2003 to $28.1 million in the first quarter of 2004, primarily as a result of an increase in pretax income during the first quarter of 2004 of $37.6 million, offset, in part, by a reduction of our effective income tax rate from 40.50% during the first quarter of 2003 to 40.25% during the first quarter of 2004. The decrease in our effective tax rate is attributable to the impact of various tax planning strategies and favorable changes in the proportionate distribution of our total pretax income among the tax jurisdictions in which we operate.

        Net Income.    Net income increased $22.5 million or 117%, from $19.2 million in the first quarter of 2003 to $41.8 million in the first quarter of 2004, due to the cumulative effect of the factors noted above.

Seasonality

        Our results of operations fluctuate primarily as a result of changes in the level of student enrollment at our schools. Our schools experience a seasonal increase in new enrollments in the fall, traditionally when the largest number of new high school graduates begins postsecondary education. Furthermore, although we encourage year-round attendance at all schools, some programs at certain schools include summer breaks. As a result of these factors, total student enrollment and revenue are typically highest in the fourth quarter (October through December) and lowest in the second quarter (April through June). However, our costs and expenses do not fluctuate as significantly on a quarterly basis, except for admissions and advertising costs, which are typically higher in the second and third quarter in support of seasonally high enrollments. We anticipate that these seasonal trends will continue.

Liquidity and Capital Resources

        As of March 31, 2004, we had cash and cash equivalents of $158.7 million, compared to cash and cash equivalents of $161.2 million as of December 31, 2003. Our cash flows from operations have been highly reliable and adequate relative to our liquidity requirements. We finance our operating activities and our organic growth primarily through cash generated from operations. We finance acquisitions primarily through funding from a combination of equity issuances, credit facility borrowings, and cash generated from operations. Management anticipates that we will be able to satisfy the cash requirements of our ongoing business for the foreseeable future primarily with cash generated by operations, existing cash balances, and, if necessary, borrowings under our existing credit agreements.

        Our primary source of cash is tuition collected from our students. Our students finance tuition costs through the use of a variety of fund sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, private and institutional scholarships, and cash payments.

        The U.S. Department of Education ("DOE") requires that we keep Title IV program funds collected in satisfaction of unbilled program charges in separate cash accounts until the students are billed for the program costs related to the Title IV program funds collected. In addition, all funds transferred to our schools through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of March 31, 2004, the balance of such funds held in separate cash accounts is not significant. The restrictions on any cash held in these accounts have not significantly affected our ability to fund daily operations.

        Operating Activities.    Net cash provided by operating activities increased $63.2 million or 233%, from $27.1 million during the first quarter of 2003 to $90.2 million during the first quarter of 2004. The increase is primarily attributable to an increase in net income of approximately $22.5 million and a $35.5 million decrease in net operating assets during the first quarter of 2004 relative to a $2.4 million increase in net operating assets during the first quarter of 2003.

        Net receivables decreased $7.0 million or 6%, from $117.4 million as of December 31, 2003 to $110.4 million as of March 31, 2004. Quarterly Days Sales Outstanding (DSO) were 25 days as of March 31, 2004. This represents an eight-day decrease from DSO as of March 31, 2003, of 33 days and a four-day decrease from DSO as of December 31, 2003, of 29 days. The decreases in DSO are attributable primarily to the implementation during 2003 of more aggressive cash collections practices and stricter credit standards. We calculate DSO by dividing net receivables by quarterly average daily revenue. Quarterly average daily revenue is computed by dividing total quarterly revenue by the total number of days in the quarter.

        Investing Activities.    Capital expenditures increased $5.5 million or 39%, from $14.3 million during the first quarter of 2003 to $19.8 million during the first quarter of 2004. Capital expenditures during the first quarter of 2004, which represented approximately 4.9% of total revenue during the three months ended March 31, 2004, included, among other things, investments in leasehold improvements in connection with new and expanded facilities and capital equipment purchases necessitated by increasing student population. Approximately 50% of our total capital expenditures during the first quarter of 2004 were made in connection with expansion projects. We expect capital expenditures to be approximately 8.5% of total revenue during the year ended December 31, 2004, as additional schools are acquired or opened, student population increases, and current facilities and equipment are upgraded and expanded. We finance capital expenditures primarily with cash generated from operations.

        On February 18, 2003, we acquired 100% of the issued and outstanding stock of Formastrat SA and its subsidiaries, also known as the INSEEC Group, for approximately $19.8 million, including assumed debt of $3.2 million and excluding estimated acquisition costs of approximately $2.3 million, primarily with funds obtained under our U.S. Credit Agreement.

        On July 1, 2003, we acquired 100% of the issued and outstanding stock of Whitman Education Group, Inc. for approximately $267.8 million, excluding estimated acquisition costs of approximately $4.9 million. The cash portion of the purchase price of approximately $95.4 million and cash consideration paid to Whitman option holders of approximately $23.4 million was paid primarily with funds obtained under our U.S. Credit Agreement. Whitman shareholders also received an aggregate of approximately 4.4 million shares of our common stock in connection with the transaction.

        On August 5, 2003, we acquired certain assets and assumed certain liabilities of Western School of Health and Business Careers for approximately $8.0 million, excluding estimated acquisition costs of $0.4 million, primarily with funds obtained under our U.S. Credit Agreement.

        Financing Activities and Capital Resources.    On December 19, 2002, we entered into an unsecured credit agreement (the "U.S. Credit Agreement") with a syndicate of financial institutions, represented by, among others, a U.S. administrative agent. Under our U.S. Credit Agreement, we may borrow up to the U.S. dollar equivalent of $200.0 million in U.S. dollars and various foreign currencies under a revolving credit facility and obtain up to the U.S. dollar equivalent of $100.0 million in standby letters of credit in U.S. dollars and various foreign currencies. Outstanding letters of credit reduce the availability of borrowings under the revolving credit facility. At any time during the three-year period after December 19, 2002, provided no default under the U.S. Credit Agreement then exists and subject to adequate subscription fulfillment, we may, upon notice to, but without the consent of, the administrative agent and the lenders, increase the revolving credit facility under our U.S. Credit Agreement up to the U.S. dollar equivalent of $275.0 million. Subject to the satisfaction of certain conditions precedent under the U.S. Credit Agreement, we may prepay outstanding loans under the U.S. Credit Agreement at any time and without penalty. The stated maturity of our U.S. Credit Agreement is December 19, 2007.

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

        Our domestic subsidiaries, jointly and severally, have guaranteed repayment of our obligations under the U.S. Credit Agreement. Under the U.S. Credit Agreement, we are limited in our ability to take certain actions, including, among other things, consummating certain acquisitions or mergers, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring other debt in excess of specified amounts, prepaying other debt, and making certain investments. We are also required to satisfy certain financial covenants on a periodic basis, including the maintenance of a maximum consolidated leverage ratio of 2.25:1, a minimum fixed charge coverage ratio of 1.50:1, a minimum level of consolidated net worth, and a minimum annual consolidated Department of Education financial responsibility composite score of 1.50. As of March 31, 2004, we were in compliance with the covenants of our U.S. Credit Agreement.

        As of March 31, 2004, we had outstanding under our U.S. Credit Agreement revolving loans totaling $16.6 million and outstanding letters of credit totaling $17.2 million. The availability under our U.S. Credit Agreement as of March 31, 2004 was $166.2 million.

        During the first quarter of 2003, we entered into an interest rate swap agreement to effectively fix at 3.76% the rate of interest payable by us on a certain portion of the $16.6 million, denominated in €13.5 million, borrowed under our U.S. credit agreement to finance our acquisition of the INSEEC Group. The notional amount of the interest rate swap, which expires on March 28, 2006, is €12.0 million and decreases by €1.5 million every three months beginning June 28, 2004. The impact of the interest rate swap agreement on our consolidated financial position and results of operations and cash flows during the three months ended March 31, 2004, was not significant.

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

        CEC has guaranteed repayment of our Canadian subsidiaries' obligations under the Canadian Credit Agreement. Under the Canadian Credit Agreement, our Canadian subsidiaries are limited in their ability to take certain actions, including, among other things, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring other debt in excess of specified amounts, prepaying other debt, and making certain investments. As of March 31, 2004, our Canadian subsidiaries were in compliance with the covenants of our Canadian Credit Agreement.

        As of March 31, 2004, we had outstanding under our Canadian Credit Agreement revolving loans totaling $3.8 million. The availability under our Canadian Credit Agreement as of March 31, 2004, was $6.2 million.

        As of March 31, 2004, minimum future cash payments due under contractual obligations, including, among others, our credit agreements, non-cancelable operating and capital lease agreements, and long-term arrangements, are as follows (in thousands):

	2004	2005	2006	2007	2008	2009 & Thereafter	Total
Revolving loans	$—	$—	$—	$20,361	$—	$—	$20,361
Capital lease obligations	4,189	845	798	661	532	1,269	8,294
Other long-term debt	1,017	583	—	—	—	—	1,600
Operating lease obligations	79,675	82,054	81,693	78,539	74,208	521,561	917,730
Long-term contractual obligations	—	—	—	—	—	9,679	9,679

Total contractual cash obligations	$84,881	$83,482	$82,491	$99,561	$74,740	$532,509	$957,664

        We rent most of our facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through 2028. We also finance the acquisition of certain equipment through capital lease agreements and have assumed capital lease obligations in connection with certain acquisitions. As of March 31, 2004, the principal balance of outstanding capital lease obligations was approximately $7.0 million.

Special Note Regarding Forward-Looking Statements

        This Form 10-Q contains "forward-looking statements," as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that reflect our current expectations regarding our future growth, results of operations, performance, and business prospects and opportunities. We have tried to use words such as "anticipate," "believe," "plan," "expect," "intend" and similar expressions to identify these forward-looking statements. These statements are based on information currently available to us and are subject to risks and uncertainties that could cause our actual growth, results of operations, performance, and business prospects and opportunities to differ from those expressed in, or implied by, these statements. These risks and uncertainties include the following:

  •
  our ability to comply with, and the impact of changes in, legislation and regulations that affect our ability to participate in student financial aid programs;

  •
  the effect of our acquisition strategy on future operating results, including our ability to effectively integrate acquired companies into our existing operations;

  •
  the effect of general economic or business conditions;

  •
  the effect of competitive pressures in the education industry; and

  •
  the factors discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risks Related to Our Business" in our Annual Report on Form 10-K for our fiscal year ended December 31, 2003.

        You should not place undue reliance on forward-looking statements. Except as otherwise specifically required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements contained or incorporated by reference in this prospectus, whether as a result of new information, future events, changed circumstances, or otherwise.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We may use derivative financial instruments for the express purpose of mitigating our exposure to these risks. We do not use derivative financial instruments for speculative purposes.

        Interest Rate Exposure.    Our borrowings under our credit agreements bear annual interest at variable rates tied to the prime rate and the eurocurrency rate. The outstanding borrowings under these credit agreements were $20.4 million as of March 31, 2004.

        During the first quarter of 2003, we entered into an interest rate swap agreement to effectively fix at 3.76% the rate of interest payable by us on a certain portion of the $16.6 million, denominated in €13.5 million, borrowed under our U.S. credit agreement to finance our acquisition of the INSEEC Group. The notional amount of the interest rate swap, which expires on March 28, 2006, is €12.0 million and decreases by €1.5 million every three months beginning June 28, 2004. The impact of the interest rate swap agreement on our consolidated financial position and results of operations and cash flows during the three months ended March 31, 2004, was not significant.

        The weighted average annual interest rate of borrowings under our credit agreements, including the effect of the interest rate swap agreement, was 3.56% as of March 31, 2004.

        In addition, we had capital lease obligations totaling $7.0 million as of March 31, 2004, bearing interest at a weighted average rate of 8.53%.

        We estimate that the book values of our debt instruments and related derivative financial instruments approximated the fair values of such instruments as of March 31, 2004. We believe that the exposure of our consolidated financial position and result of operations and cash flows to adverse changes in interest rates is not significant.

        Foreign Currency Exposure.    Certain of our foreign subsidiaries use functional currencies other than the U.S. dollar. We are subject to risks associated with fluctuations in the value of the Canadian dollar, the Euro, and the British pound vis-à-vis the U.S. dollar. Our investment in our foreign operations as of March 31, 2004, is not significant, and the book values of the assets and liabilities of such foreign operations as of March 31, 2004, approximated their fair values.

        As of March 31, 2004, we had borrowings outstanding under our U.S. Credit Agreement of $16.6 million denominated in €13.5 million and borrowings outstanding under our Canadian Credit Agreement of $3.8 million denominated in $5.0 million Canadian.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        Developments have occurred with respect to the following legal proceedings to which we are a party. Our outstanding legal proceedings are discussed in further detail in Part I, Item 3 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

Securities Litigation

        Between December 9, 2003 and February 5, 2004, six purported class action lawsuits were filed in the United States District Court for the Northern District of Illinois by certain alleged purchasers of our common stock against us and certain of our executive officers, John M. Larson and Patrick K. Pesch. The cases purportedly are brought on behalf of all persons who acquired shares of our common stock during a specified class period in 2003. The complaints allege that in violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Act") and Rule 10b-5 promulgated thereunder by the SEC, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of our business and prospects during the putative class period, causing the respective plaintiffs to purchase our common stock at artificially inflated prices. The plaintiffs further claim that John M. Larson and Patrick K. Pesch are liable under Section 20(a) of the Act. The plaintiffs ask for unspecified amounts in damages, interest, and costs, as well as ancillary relief. Five of these lawsuits were found to be related to the first filed lawsuit, captioned Taubenfeld v. Career Education Corporation et al. (No. 03 CV 8884), and have been reassigned to the same judge. On March 19, 2004, the court ordered these six cases to be consolidated and appointed Thomas Schroeder as lead plaintiff. On April 6, 2004, the court appointed the firm of Goodkind Labaton Rudoff & Sucharow LLP, which represents Mr. Schroder, as lead counsel. We intend to move the court for an order dismissing any consolidated complaint filed in these related actions.

Action Against Former Owners of Western School of Health and Business Careers

        On March 12, 2004, Career Education Corporation and WAI, Inc. ("WAI"), a wholly owned subsidiary of CEC, filed suit in the United States District Court for the Western District of Pennsylvania, Pittsburgh Division, against the former owners of Western School of Health and Business Careers ("Western"), located in Pittsburgh, Pennsylvania. The suit alleges that the former owners made material misrepresentations of fact and breached certain representations and warranties regarding the accreditation of several programs of study being offered by the school. CEC and WAI filed an amended complaint on April 2, 2004, seeking full indemnification from the former owners for all losses, costs, and damages they have incurred, including attorneys' fees, as a result of the alleged misrepresentations and breaches. The suit has been stayed by the court until July 2004. The alleged misrepresentations came to light during a routine change of ownership review undertaken by the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT") subsequent to our acquisition of Western in August 2003. ACCSCT notified us on March 4, 2004, of discrepancies in accreditation documents related to several academic programs. While the ACCSCT review is underway, Western has suspended marketing, new enrollments, and disbursement of Title IV federal financial aid funds for the programs being reviewed at that school. We are working in close cooperation with accreditors and DOE officials to resolve any discrepancies in a manner that will best serve the interests of the students at Western. Western had a population of approximately 650 students as of January 31, 2003.

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

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
  (b)
  Reports on Form 8-K

    We furnished a current Report on Form 8-K on February 10, 2004, to report our issuance of a press release announcing our fourth quarter earnings. (Item 12 on Form 8-K).

    We furnished a current Report on Form 8-K on March 12, 2004, to report our issuance of a press release regarding our filing of a lawsuit against the former owners of Western School of Health and Business Careers. (Item 9 on Form 8-K).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION
Date: May 7, 2004	By:	/s/ JOHN M. LARSON John M. Larson Chairman, President and Chief Executive Officer (Principal Executive Officer)
Date: May 7, 2004	By:	/s/ PATRICK K. PESCH Patrick K. Pesch Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

QuickLinks

CAREER EDUCATION CORPORATION QUARTER ENDED MARCH 31, 2004 INDEX
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
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES