Form 10-Q
period 2004-06-30
CAREER EDUCATION CORP
filed 2004-08-09
CIK 1046568

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2004
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

        As of August 6, 2004, 102,373,348 shares of the registrant's Common Stock, par value $.01, were outstanding.

CAREER EDUCATION CORPORATION

QUARTER ENDED JUNE 30, 2004

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$187,404	$161,235
Receivables—
Students, net of allowance for doubtful accounts of $44,855 and $47,467 as of June 30, 2004 and December 31, 2003, respectively	106,226	110,445
Other, net	5,327	6,915
Inventories	12,858	11,652
Prepaid expenses and other current assets	54,965	40,905
Deferred income tax assets	5,029	4,639

Total current assets	371,809	335,791

PROPERTY AND EQUIPMENT, net	291,531	263,925
GOODWILL, net	443,378	440,709
INTANGIBLE ASSETS, net	35,973	36,326
OTHER ASSETS	40,025	42,399

TOTAL ASSETS	$1,182,716	$1,119,150

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,500	$79,822
Accounts payable	21,555	30,627
Accrued expenses	95,879	82,562
Deferred tuition revenue	102,619	113,610

Total current liabilities	222,553	306,621

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	21,069	25,453
Long-term contractual obligations	9,679	9,679
Deferred income tax liabilities	18,366	18,366
Other	13,891	11,211

Total long-term liabilities	63,005	64,709

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding as of June 30, 2004 and December 31, 2003	$—	$—
Common stock, $.01 par value; 150,000,000 shares authorized; 102,318,809 and 100,194,857 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	1,023	1,002
Additional paid-in capital	565,738	496,582
Accumulated other comprehensive income	1,676	2,986
Retained earnings	328,721	247,250

Total stockholders' equity	897,158	747,820

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,182,716	$1,119,150

The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUE:
Tuition and registration fees	$380,933	$234,616	$753,247	$458,617
Other	28,435	21,458	58,897	43,000

Total revenue	409,368	256,074	812,144	501,617

OPERATING EXPENSES:
Educational services and facilities	137,066	92,045	265,319	184,188
General and administrative	193,627	121,820	386,422	235,096
Depreciation and amortization	13,220	9,843	25,987	19,028

Total operating expenses	343,913	223,708	677,728	438,312

Income from operations	65,455	32,366	134,416	63,305

OTHER INCOME (EXPENSE):
Interest income	538	288	890	837
Interest expense	(713)	(609)	(1,542)	(951)
Share of affiliate earnings	1,185	905	2,590	2,071

Total other income	1,010	584	1,938	1,957

Income before provision for income taxes	66,465	32,950	136,354	65,262
PROVISION FOR INCOME TAXES	26,752	13,345	54,882	26,431

NET INCOME	$39,713	$19,605	$81,472	$38,831

NET INCOME PER SHARE:
Basic	$0.39	$0.21	$0.81	$0.42

Diluted	$0.38	$0.20	$0.78	$0.40

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	101,471	93,203	100,877	92,752

Diluted	105,484	97,633	105,028	96,947

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,713	$19,605	$81,472	$38,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,220	9,843	25,987	19,028
Deferred income taxes	—	(44)	—	792
Compensation expense related to stock options	13	160	26	173
Amortization of deferred financing costs	117	64	202	125
Royalty expense related to stock options	118	118	236	236
Loss on sale of property and equipment	8	—	8	—
Changes in operating assets and liabilities, net of acquisitions	(8,835)	5,644	26,662	3,264

Net cash provided by operating activities	44,354	35,390	134,593	62,449

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of acquired cash	(511)	—	(476)	(7,730)
Acquisition transaction costs	(289)	(215)	(321)	(1,476)
Purchases of property and equipment, net	(33,744)	(13,602)	(53,503)	(27,865)
Change in investment in affiliate	28	128	(174)	(148)

Net cash used in investing activities	(34,516)	(13,689)	(54,474)	(37,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	23,621	8,937	27,011	11,822
Net proceeds from (payments of) revolving loans	(1,119)	16,105	(76,119)	3,764
Payments of capital lease obligations and other long-term debt	(3,670)	(1,931)	(4,529)	(2,448)

Net cash provided by (used in) financing activities	18,832	23,111	(53,637)	13,138

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	18	1,333	(313)	1,442

NET INCREASE IN CASH AND CASH EQUIVALENTS	28,688	46,145	26,169	39,810
CASH AND CASH EQUIVALENTS, beginning of period	158,716	27,139	161,235	33,474

CASH AND CASH EQUIVALENTS, end of period	$187,404	$73,284	$187,404	$73,284

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. The condensed consolidated balance sheet as of December 31, 2003, has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For additional information, refer to the consolidated financial statements and notes to consolidated financial statements as of and for the year ended December 31, 2003, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 12, 2004.

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

        The purchase price, including acquisition costs of approximately $4.9 million and excluding the $23.4 million paid to Whitman option holders, of approximately $249.3 million was preliminarily allocated to the estimated fair value of acquired tangible and intangible assets of approximately $87.2 million and assumed liabilities of approximately $60.5 million as of July 1, 2003. Intangible assets acquired include, among others, accreditation, licensing, and Title IV participation rights with an approximate fair value of $5.0 million and trade names with an approximate fair value of $16.9 million. Based on our purchase price allocation, we have recorded goodwill of approximately $222.6 million. We do not expect any portion of this goodwill balance to be deductible for tax purposes.

        The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of July 1, 2003 (in thousands):

Current assets	$48,906
Property and equipment	14,790
Intangible assets not subject to amortization—
Accreditation, licensing, and Title IV participation rights	5,000
Trade names	16,900
Intangible asset subject to amortization
Covenant not to compete (2-year useful life)	50
Student contracts (6-month useful life)	500
Goodwill	222,625
Other assets	1,077

Total assets acquired	309,848

Current liabilities	50,523

Total liabilities	60,509

Net assets acquired	$249,339

        The following unaudited pro forma consolidated results of operations for the three months and six months ended June 30, 2003, assume that the Whitman acquisition occurred at the beginning of the year preceding the year of acquisition. Actual results of operations for the three months and six months ended June 30, 2004, are presented for comparative purposes. The unaudited pro forma results of operations are based on historical results of operations, include adjustments for depreciation, amortization, interest, taxes, and shares of our common stock issued in connection with the acquisition, and do not necessarily reflect the actual results that would have occurred.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004 Actual	2003 Pro Forma	2004 Actual	2003 Pro Forma
	(In thousands, except per share amounts)
Revenue	$409,368	$286,144	$812,144	$561,757
Income from operations	65,455	36,930	134,416	72,433
Net income	$39,713	$22,160	$81,472	$43,214

Basic earnings per share	$0.39	$0.23	$0.81	$0.46

Diluted earnings per share	$0.38	$0.22	$0.78	$0.44

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

        The purchase price, including acquisition costs of approximately $0.4 million, of approximately $8.4 million was allocated to the estimated fair values of acquired tangible and intangible assets of approximately $5.6 million and assumed liabilities of approximately $1.8 million as of August 5, 2003. Intangible assets acquired include, among others, accreditation, licensing, and Title IV participation rights with an approximate fair value of $0.9 million and trade names with an approximate fair value of $2.5 million. Based on our preliminary purchase price allocation, we have recorded goodwill of approximately $4.6 million. We expect the goodwill balance to be deductible for income tax purposes. Subsequent adjustments may be made to the purchase price and purchase price allocation based upon, among other things, the ultimate resolution of certain regulatory compliance matters existing as of the date of the acquisition. However, we do not believe that any such adjustments will be material.

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

Note 4—Stock-Based Compensation

        We account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") related to options issued to employees. For options issued to employees during the six months ended June 30, 2004 and 2003, no stock-based employee compensation is reflected in net income in the accompanying unaudited condensed consolidated statements of income, as all such options had an exercise price equal to the market value of the underlying common stock on the date of the grant. Had we applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the three months and six months ended June 30, 2004 and 2003, net income and earnings per share would have been as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net income, as reported	$39,713	$19,605	$81,472	$38,831
Total stock based employee compensation expense determined under fair value method for all awards, net of tax effect	4,336	2,956	7,562	5,486

Pro forma net income	$35,377	$16,649	$73,910	33,345

Basic earnings per share—
As reported	$0.39	$0.21	$0.81	$0.42

Pro forma	$0.35	$0.18	$0.73	$0.36

Diluted earnings per share—
As reported	$0.38	$0.20	$0.78	$0.40

Pro forma	$0.34	$0.17	$0.70	$0.34

        During the three months and six months ended June 30, 2004 and 2003, the fair value of each option was estimated on the date of grant based on the Black-Scholes option pricing model. The weighted average fair value of the options granted during the three months and six months ended June 30, 2004 and 2003, and assumptions used to value the options are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Dividend yield	—	—	—	—
Risk-free interest rate	3.4%	3.0%	3.3%	3.0%
Volatility	50%	50%	50%	50%
Expected life (in years)	4	4	4	4
Weighted average fair value of options granted	$21.28	$12.34	$21.27	$12.29

        The pro forma results of operations summarized above are not likely to be indicative of pro forma results that may be expected in future years because options vest over several years, pro forma compensation expense is recognized as the options vest, and additional awards may be granted.

        Costs associated with stock options issued to non-employees are recorded in accordance with SFAS 123. Such costs were not significant during the three months and six months ended June 30, 2004 and 2003.

Note 5—Comprehensive Income

        Comprehensive income, which includes net income, foreign currency translation adjustments, and unrealized gains and losses on marketable securities, for the three months and six months ended June 30, 2004 and 2003, is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2003	2004
	(In thousands)
Net income	$39,713	$19,605	$81,472	$38,831
Other comprehensive income (loss)
Foreign currency translation adjustment	(397)	2,972	(1,459)	3,697
Unrealized gain (loss) on marketable securities	(54)	—	149	—

Comprehensive income	$39,262	$22,577	$80,162	$42,528

Note 6—Weighted Average Common Shares

        The weighted average numbers of common shares used to compute basic and diluted income per share for the three months and six months ended June 30, 2004 and 2003, are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Basic common shares outstanding	101,471	93,203	100,877	92,752
Common stock equivalents	4,013	4,430	4,151	4,195

Diluted common shares outstanding	105,484	97,633	105,028	96,947

Note 7—Credit Agreements

        As of June 30, 2004, we have outstanding under our $200.0 million U.S. Credit Agreement revolving loans totaling $14.0 million and letters of credit totaling $19.0 million. The availability under our U.S. Credit Agreement as of June 30, 2004, is $167.0 million.

        As of June 30, 2004, we have outstanding under our $10.0 million Canadian Credit Agreement revolving loans totaling $2.6 million. The availability under the Canadian Credit Agreement as of June 30, 2004 is $7.4 million.

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

        Our reportable segments have been determined based on the methodology used by management to evaluate performance and allocate resources. Management, including our chief operating decision maker, evaluates segment performance based on segment profit. This measure of profit excludes interest income, interest expense, and any unallocated corporate expenses. For the CSU segment, segment profit also includes share of affiliate earnings, which was $1.2 million and $0.9 million for the three months ended June 30, 2004 and 2003, respectively, and $2.6 million and $2.1 million for the six months ended June 30, 2004 and 2003, respectively. Adjustments to reconcile segment results to consolidated results are reflected in "Corporate expenses and other, net," which includes unallocated corporate expenses and eliminations.

        The accounting policies of each segment are consistent with those described in the summary of significant accounting policies in Note 3 of our Annual Report on Form 10-K filed with the SEC on March 12, 2004. Transactions between segments, which are not significant, are consummated on a basis intended to reflect the market value of the underlying products or services. A majority of corporate expenses have been charged to the segments as part of a general allocation.

        Summary financial information by reportable segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Revenue:
CSU	$316,282	$223,496	$643,292	$448,189
OEG	93,086	32,578	168,852	53,428

Total revenue	$409,368	$256,074	$812,144	$501,617

Segment Profit:
CSU	$36,905	$27,711	$83,591	$61,275
OEG	40,540	16,719	76,084	20,900

	77,445	44,430	159,675	82,175
Reconciling items:
Corporate expenses and other, net	(10,805)	(11,159)	(22,669)	(16,799)
Interest income	538	288	890	837
Interest expense	(713)	(609)	(1,542)	(951)

Total earnings before provision for income taxes	$66,465	$32,950	$136,354	$65,262

Depreciation and Amortization:
CSU	$11,159	$8,427	$22,146	$16,345
OEG	553	240	1,058	455
Corporate & other	1,508	1,176	2,783	2,228

Total depreciation and amortization	$13,220	$9,843	$25,987	$19,028

        Our principal operations are located in the United States, and our results of operations and long-lived assets in geographic regions outside of the United States are not significant. During the three months and six months ended June 30, 2004 and 2003, no individual customer accounted for more than 10% of our total revenue.

Note 9—Commitments and Contingencies

        In the ordinary conduct of our business, we and our schools are subject to various lawsuits, investigations, and claims, covering a wide range of matters, including, but not limited to, claims involving students or graduates and routine employment matters. Due to the inherent uncertainties concerning pending litigation and investigations, we cannot predict the ultimate outcome of these matters. An unfavorable outcome could have a material adverse impact on our business, results of operations, and financial condition.

Note 10—Accrued Expenses

        The composition of accrued expenses as of June 30, 2004, March 31, 2004, and December 31, 2003, is as follows:

	As of June 30, 2004	As of March 31, 2004	As of December 31, 2003
	(In thousands)
Payroll and related benefits	$40,711	$25,533	$25,671
Income taxes	—	31,100	14,472
Other	55,168	55,645	42,419

	$95,879	$112,278	$82,562

Note 11—Student Receivable Allowance

        Changes in our student receivable allowance during the three and six months ended June 30, 2004, are as follows:

	Balance, Beginning of Period	Charges to Expense	Amounts Written-off	Balance as of 6/30/04
	(In thousands)
For the three months ended June 30, 2004	$45,462	$20,756	$(21,363)	$44,855
For the six months ended June 30, 2004	$47,467	$40,612	$(43,224)	$44,855

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The discussion below contains certain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual growth, results, performance, and business prospects and opportunities in 2004 and beyond could differ materially from what is expressed in, or implied by, any such forward-looking statements. See "Special Note Regarding Forward-Looking Statements" on page 30 for a discussion of risks and uncertainties that could cause or contribute to such material differences.

        The following discussion and analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and attached Notes to Unaudited Condensed Consolidated Financial Statements appearing elsewhere herein.

Overview

        We are a provider of private, for-profit, postsecondary education with 81 campuses throughout the United States, Canada, France, the United Kingdom, and the United Arab Emirates. We also offer online education programs through our Online Education Group, which includes American InterContinental University ("AIU") Online and Colorado Technical University ("CTU") Online. Our total student population as of July 31, 2004, was approximately 81,000 students, including total student population of AIU Online of approximately 15,500 students, total student population of CTU Online of approximately 2,100 students, and total student population of the former Whitman schools (excluding CTU Online) of approximately 11,100 students. Our schools enjoy long operating histories and offer a variety of doctoral degree, master's degree, bachelor's degree, associate degree, and diploma programs in career-oriented disciplines within our core curricula of:

  •
  Visual Communication and Design Technologies

  •
  Information Technology

  •
  Business Studies

  •
  Culinary Arts

  •
  Health Education

        We have experienced significant growth both organically and through acquisitions and have invested significant financial resources in marketing, capital improvements, and human resources in connection with each of the schools that we have acquired or opened.

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

        Tuition revenue and one-time fees, such as application fees, are recognized on a straight-line basis over the length of the applicable period of instruction. The portion of tuition payments received but not earned is recorded as deferred revenue. If a student withdraws from school prior to the completion of the term, we refund the portion of tuition already paid that, pursuant to our schools' refund policies and applicable federal and state law and accrediting agency standards, we are not entitled to retain.

Once a student completes a certain minimum portion of the term, as defined pursuant to our school's refund policies and applicable federal and state law and accrediting agency standards, he or she is not entitled to any refund of tuition paid.

        Other revenue consists primarily of bookstore sales, student laptop computer sales, dormitory revenue, contract training revenue, restaurant revenue, cafeteria revenue, rental income, and placement revenue. Revenue from dormitory and cafeteria fees charged to students is recognized on a straight-line basis over the term of a student's dormitory and cafeteria use. Other dormitory and cafeteria revenue is recognized upon delivery of goods or services. Bookstore sales, student laptop computer sales, contract training revenue, restaurant revenue, and placement revenue are recognized when services are performed or goods are delivered. While the reputations of some of our schools allow them to charge fees to employers for placement of our students, a majority of our placement services are provided at no cost to employers and do not result in the recognition of placement revenue. We do not charge fees to students as a result of a student's placement. Placement revenue for the second quarter 2004 and 2003, was $0.1 million and $0.5 million, respectively, and placement revenue for the six months ended June 30, 2004 and 2003, was $0.4 million and $0.8 million, respectively. Placement revenue during the year ended December 31, 2003, was $1.5 million.

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

        General and administrative expense includes salaries and benefits of personnel in corporate and school administration, marketing, admissions, accounting, human resources, financial aid, career services, legal and compliance. Costs associated with advertising, development and production of marketing materials, occupancy of the corporate offices, and bad debt are also included in this expense category.

        Depreciation expense includes costs associated with the depreciation of, among other things, purchased computer laboratories, equipment, furniture and fixtures, courseware, owned facilities, and capitalized leased equipment. Depreciation is recognized using the straight-line method over the useful lives or lease terms of the related assets for financial reporting purposes and an accelerated method for income tax reporting purposes. Amortization expense includes the amortization of certain intangible assets, excluding goodwill and indefinite-lived intangible assets. Goodwill and indefinite-lived intangible assets are reviewed for impairment by applying a fair-value-based test on, at least, an annual basis.

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

Revenue Recognition

        Revenue is derived primarily from programs taught at our schools or online. Tuition revenue and one-time fees, such as application fees, are recognized on a straight-line basis over the length of the applicable period of instruction. Revenue from dormitory and cafeteria fees charged to students is recognized on a straight-line basis over the term of a student's dormitory and cafeteria use. Other dormitory and cafeteria revenue is recognized upon delivery of goods or services. Other revenue, such as bookstore sales, student laptop computer sales, contract training revenue, restaurant revenue, and placement revenue, is recognized as services are performed or goods are delivered. The portion of payments received but not earned is recorded as deferred revenue and reflected as a current liability on our consolidated balance sheet; as such amount represents revenue that we expect to earn within the next year. Refunds are calculated and paid in accordance with applicable federal, state, and accrediting agency standards and school policy.

Allowance for Doubtful Accounts

        Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to tuition receivables. Our schools calculate and record allowances for doubtful accounts based on a standard allowance methodology developed by corporate financial management. Our standard allowance methodology considers, among other things, a student's status (in-school or out-of-school), whether or not additional financial aid funding will be collected from Title IV programs or other sources, whether or not a student is currently making payments, and overall collections history. Changes in trends in any of these factors or adjustments to our standard allowance methodology, which is evaluated for propriety on a regular basis and amended as necessary, may impact our allowance for doubtful accounts. In accordance with our standard allowance methodology, we fully reserve for the receivable balances of withdrawn students with outstanding obligations of sixty days or more within thirty days following the student's withdrawal date. Corporate financial management reviews the allowance calculations completed by each of our schools to ensure compliance with our standard reserve methodology and, based on judgment and consideration of emerging trends and existing facts and circumstances, may increase the allowance to ensure the adequacy of the consolidated balance.

        Our bad debt expense as a percentage of revenue for the three months ended June 30, 2004 was 5.1%, relative to a bad debt expense percentage of 4.9% for the three months ended March 31, 2004, 5.1% for the three months ended December 31, 2003, and 3.9% for the three months ended June 30, 2003.

        Because a substantial portion of our revenue is derived from Title IV programs, any legislative or regulatory action that significantly reduces the funding available under Title IV programs or the ability of our students or schools to participate in Title IV programs could have a material effect on the realizability of our receivables.

Goodwill and Other Intangible Assets

        Goodwill and other indefinite-lived intangible assets are reviewed for impairment on, at least, an annual basis by applying a fair-value-based test. In evaluating the recoverability of the carrying value of goodwill and other indefinite-lived intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of our reporting units and our indefinite-lived intangible assets. If our fair value estimates or related assumptions change in the future, we may be required to record impairment charges related to goodwill or other indefinite-lived intangible assets.

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

Results of Operations

        The following table summarizes our operating results as a percentage of total revenue for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUE:
Tuition and registration fees	93.1%	91.6%	92.7%	91.4%
Other	6.9	8.4	7.3	8.6

Total revenue	100.0	100.0	100.0	100.0

OPERATING EXPENSES:
Educational services and facilities	33.5	35.9	32.6	36.7
General and administrative	47.3	47.6	47.6	46.9
Depreciation and amortization	3.2	3.9	3.2	3.8

Total operating expenses	84.0	87.4	83.4	87.4

Income from operations	16.0	12.6	16.6	12.6
OTHER INCOME (EXPENSE):
Interest income	0.1	0.1	0.1	0.2
Interest expense	(0.2)	(0.2)	(0.2)	(0.2)
Share of affiliate earnings	0.3	0.4	0.3	0.4

Total other income	0.2	0.3	0.2	0.4

Income before provision for income taxes	16.2	12.9	16.8	13.0
PROVISION FOR INCOME TAXES	6.5	5.2	6.8	5.3

NET INCOME	9.7%	7.7%	10.0%	7.7%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenue.

        Colleges, Schools and Universities Revenue.    Revenue for the Colleges, Schools and Universities ("CSU") segment for the three months ended June 30, 2004 and 2003, was as follows:

	2004	2003
	(In thousands)
Tuition and registration fees	$294,199	$204,905
Other	22,083	18,591

Total revenue	$316,282	$223,496

        CSU tuition and registration fee revenue increased $89.3 million or 44%, from $204.9 million in the second quarter of 2003 to $294.2 million in the second quarter of 2004. The increase is primarily attributable to revenue generated by CSU schools acquired or opened after April 1, 2003 (Whitman Education Group, Western School of Health and Business Careers, Le Cordon Bleu College of Culinary Arts Las Vegas, IADT Detroit, AIU Houston, Le Cordon Bleu College of Culinary Arts Atlanta, IADT Las Vegas, and Le Cordon Bleu College of Culinary Arts Miami, collectively discussed as "CSU new schools"). Also contributing to the CSU tuition and registration revenue increase was an increase in CSU tuition and registration fee revenue on a same-school basis (i.e., CSU schools acquired or opened on or prior to April 1, 2003, collectively discussed as "CSU same schools"). The CSU same-school revenue increase is attributable to an approximate 10% increase in average student population during the second quarter of 2004 relative to average student population during the second quarter of 2003, and increases associated with 2004 tuition price increases and a shift in student enrollment mix.

        CSU other revenue increased $3.5 million or 19%, from $18.6 million in the second quarter of 2003 to $22.1 million in the second quarter of 2004. This increase is attributable to other revenue generated by CSU new schools and CSU same-school other revenue growth, which is due primarily to the increase in CSU same-school student population mentioned above.

        Online Education Group Revenue.    Revenue for the Online Education Group ("OEG") segment for the three months ended June 30, 2004 and 2003, was as follows:

	2004	2003
	(In thousands)
Tuition and registration fees	$86,734	$29,711
Other	6,352	2,867

Total revenue	$93,086	$32,578

        OEG tuition and registration fee revenue increased $57.0 million or 192%, from $29.7 million in the second quarter of 2003 to $86.7 million in the second quarter of 2004. The OEG revenue growth is primarily attributable to an approximate 196% increase in average student population during the second quarter of 2004 relative to average student population during the second quarter of 2003.

        OEG other revenue increased $3.5 million or 122%, from $2.9 million in the second quarter of 2003 to $6.4 million in the second quarter of 2004. This increase is primarily attributable to the increase in OEG average student population mentioned above.

        Educational Services and Facilities Expense.    Educational services and facilities expense increased $45.1 million or 49%, from $92.0 million in the second quarter of 2003 to $137.1 million in the second quarter of 2004. The increase is primarily attributable to a $36.6 million increase in CSU segment educational services and facilities expense, due primarily to educational services and facilities expense incurred by CSU new schools. A significant portion of this increase is also attributable to increases in variable expenses necessary to support the increase in CSU same-school student population mentioned above, additional student service activities designed to improve retention, an increase in curriculum development activities, and increased occupancy costs associated with facility upgrades and expansions during 2003 and 2004. The increase in CSU educational services and facilities expense accounted for approximately 40 percentage points of the total 49% increase. Approximately $7.8 million or 8 percentage points of the total increase is attributable to additional educational services and facilities expense incurred by the OEG segment, associated primarily with increases in variable expenses necessary to support the increase in OEG student population mentioned above.

        General and Administrative Expense.    General and administrative expense increased $71.8 million or 59%, from $121.8 million in the second quarter of 2003 to $193.6 million in the second quarter of 2004. The increase is primarily attributable to a $44.5 million increase in CSU segment general and administrative expense, due primarily to general and administrative expense incurred by CSU new schools. A significant portion of this increase is attributable to an increase in advertising, marketing, and admissions costs incurred in support of increased CSU student lead, enrollment, and start volume, an increase in financial aid and career services costs necessary to support the increase in CSU student population mentioned above, an increase in legal and other professional service fees, and an increase in bad debt expense, as discussed below. The increase in CSU general and administrative expense accounted for approximately 37 percentage points of the total 59% increase. Approximately $28.6 million or 24 percentage points of the total increase is attributable to additional general and administrative expense incurred by our OEG segment, associated primarily with an increase in advertising, marketing, and admissions costs incurred in support of increased OEG student lead, enrollment, and start volume, an increase in financial aid and career services costs necessary to support the increase in OEG student population mentioned above, and an increase in bad debt expense. Increases in CSU and OEG general and administrative expense were offset, in part, by a $1.3 million decrease in net unallocated corporate general and administrative expense, representing 1 percentage point of the total 59% increase. The decrease in net unallocated corporate general and administrative expense is attributable to a $9.9 million or 77% increase in management fees charged to our schools, offset, in part, by an $8.6 million or 39% increase in corporate general and administrative expenses. We expect legal and other professional service fees to continue to increase for the foreseeable future as a result of the legal matters discussed in "Item 1. Legal Proceedings" in Part II of this Form 10-Q.

        Bad debt expense, which is included in general and administrative expense, increased $10.8 million or 108%, from $10.0 million in the second quarter of 2003 to $20.8 million in the second quarter of 2004, and bad debt expense as a percentage of revenue increased from 3.9% during the second quarter of 2003 to 5.1% during the second quarter of 2004. This increase in bad debt expense as a percentage of revenue is primarily attributable to a higher rate of attrition, due to, among other things, the introduction by our CSU schools during the third quarter of 2003 of tougher credit standards and more aggressive cash collection practices, which caused a larger portion of our receivables to be due from students who did not complete their programs. These students represent a greater credit risk than do those who complete their programs. Also contributing to the increase in bad debt as a percentage of revenue, rising tuition rates have increased the gap between program costs and available financial aid funding, requiring a significant percentage of our students to enter into payment arrangements with larger monthly payments and terms that may extend beyond their scheduled graduation dates.

        Depreciation and Amortization Expense.    Depreciation and amortization expense increased $3.4 million or 34%, from $9.8 million in the second quarter of 2003 to $13.2 million in the second quarter of 2004. Depreciation expense increased $3.5 million or 37%, from $9.6 million in the second quarter of 2003 to $13.1 million in the second quarter of 2004, primarily as a result of depreciation expense recorded in connection with 2003 and 2004 capital expenditures. Amortization expense decreased $0.1 million or 41%, from $0.3 million in the second quarter of 2003 to $0.2 million in the second quarter of 2004.

        Income from Operations.    Income from operations during the three months ended June 30, 2004 and 2003, was as follows:

	2004	2003
	(In thousands)
CSU	$35,720	$26,806
OEG	40,540	16,719
Corporate, eliminations, and other	(10,805)	(11,159)

Total income from operations	$65,455	$32,366

        Income from operations increased $33.1 million or 102%, from $32.4 million in the second quarter of 2003 to $65.5 million in the second quarter of 2004. Approximately $8.9 million or 27 percentage points of the total increase is attributable to an increase in CSU operating income and approximately $23.8 million or 74 percentage points of the total increase is attributable to the growth of OEG operating income. The remaining 1 percentage point of the total increase is attributable to a decrease in net unallocated corporate expenses.

        Interest Income.    Interest income increased $0.3 million or 87%, from $0.3 million in the second quarter of 2003 to $0.5 million in the second quarter of 2004, attributable to higher invested cash balances.

        Interest Expense.    Interest expense increased $0.1 million or 17% from $0.6 million in the second quarter of 2003 to $0.7 million in the second quarter of 2004.

        Share of Affiliate Earnings.    Share of affiliate earnings from our 30% minority interest in American University in Dubai, United Arab Emirates, which is included in the results of our CSU segment, increased $0.3 million or 31%, from $0.9 million during the second quarter of 2003 to $1.2 million during the second quarter of 2004.

        Provision for Income Taxes.    Provision for income taxes increased $13.4 million or 101%, from $13.3 million in the second quarter of 2003 to $26.8 million in the second quarter of 2004, primarily as a result of an increase in pretax income during the second quarter of 2004 of $33.5 million, offset, in part, by a reduction of our effective income tax rate from 40.50% during the second quarter of 2003 to 40.25% during the second quarter of 2004. Future changes in the proportionate distribution of our total pretax income among the tax jurisdictions in which we operate may impact our effective income tax rate.

        Net Income.    Net income increased $20.1 million or 103%, from $19.6 million in the second quarter of 2003 to $39.7 million in the second quarter of 2004, due to the cumulative effect of the factors noted above.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenue.

        CSU Revenue.    Revenue for the CSU segment for the six months ended June 30, 2004 and 2003, was as follows:

	2004	2003
	(In thousands)
Tuition and registration fees	$597,010	$409,951
Other	46,282	38,238

Total revenue	$643,292	$448,189

        CSU tuition and registration fee revenue increased $187.1 million or 46%, from $410.0 million for the six months ended June 30, 2003, to $597.0 million for the six months ended June 30, 2004. The increase is primarily attributable to revenue generated by CSU schools acquired or opened after January 1, 2003 (the INSEEC Group, Whitman Education Group, Western School of Health and Business Careers, Le Cordon Bleu College of Culinary Arts Las Vegas, IADT Detroit, AIU Houston, Le Cordon Bleu College of Culinary Arts Atlanta, IADT Las Vegas, and Le Cordon Bleu College of Culinary Arts Miami, collectively discussed as "CSU new schools"). Also contributing to the CSU tuition and registration revenue increase was an increase in CSU tuition and registration fee revenue on a same-school basis (i.e., CSU schools acquired or opened on or prior to January 1, 2003, collectively discussed as "CSU same schools"). The CSU same-school revenue increase is attributable to an approximate 11% increase in average student population during the six months ended June 30, 2004, relative to average student population during the six months ended June 30, 2003, and increases associated with 2004 tuition price increases and a shift in student enrollment mix.

        CSU other revenue increased $8.0 million or 21%, from $38.2 million for the six months ended June 30, 2003, to $46.3 million for the six months ended June 30, 2004. This increase is attributable to other revenue generated by CSU new schools and CSU same-school other revenue growth, which is due primarily to the increase in CSU same-school student population mentioned above.

        Online Education Group Revenue.    Revenue for the OEG segment for the six months ended June 30, 2004 and 2003, was as follows:

	2004	2003
	(In thousands)
Tuition and registration fees	$156,237	$48,666
Other	12,615	4,762

Total revenue	$168,852	$53,428

        OEG tuition and registration fee revenue increased $107.6 million or 221%, from $48.7 million for the six months ended June 30, 2003 to $156.2 million for the six months ended June 30, 2004. The OEG revenue growth is primarily attributable to an approximate 217% increase in average student population during the six months ended June 30, 2004, relative to average student population during the six months ended June 30, 2003.

        OEG other revenue increased $7.9 million or 165%, from $4.8 million for the six months ended June 30, 2003, to $12.6 million for the six months ended June 30, 2004. This increase is primarily attributable to the increase in OEG average student population mentioned above.

        Educational Services and Facilities Expense.    Educational services and facilities expense increased $81.1 million or 44%, from $184.2 million for the six months ended June 30, 2003, to $265.3 million for the six months ended June 30, 2004. The increase is primarily attributable to a $70.1 million increase in CSU segment educational services and facilities expense, due primarily to educational services and facilities expense incurred by CSU new schools. A significant portion of this increase is also attributable to increases in variable expenses necessary to support the increase in CSU same-school student population mentioned above, additional student service activities designed to improve retention, an increase in curriculum development activities, and increased occupancy costs associated with facility upgrades and expansions during 2003 and 2004. The increase in CSU educational services and facilities expense accounted for approximately 38 percentage points of the total 44% increase. Approximately $10.0 million or 5 percentage points of the total increase is attributable to additional educational services and facilities expense incurred by the OEG segment, associated primarily with increases in variable expenses necessary to support the increase in OEG student population mentioned above.

        General and Administrative Expense.    General and administrative expense increased $151.3 million or 64%, from $235.1 million for the six months ended June 30, 2003, to $386.4 million for the six months ended June 30, 2004. The increase is primarily attributable to a $97.4 million increase in CSU segment general and administrative expense, due primarily to general and administrative expense incurred by CSU new schools. A significant portion of this increase is attributable to an increase in advertising, marketing, and admissions costs incurred in support of increased CSU student lead, enrollment, and start volume, an increase in financial aid and career services costs necessary to support the increase in CSU student population mentioned above, an increase in legal and other professional service fees, and an increase in bad debt expense, as discussed below. The increase in CSU general and administrative expense accounted for approximately 41 percentage points of the total 64% increase. Approximately $49.6 million or 21 percentage points of the total increase is attributable to additional general and administrative expense incurred by our OEG segment, associated primarily with an increase in advertising, marketing, and admissions costs incurred in support of increased OEG student lead, enrollment, and start volume, an increase in financial aid and career services costs necessary to support the increase in OEG student population mentioned above, and an increase in bad debt expense. The remaining $4.3 million increase, representing 2 percentage points of the total 64% increase, is attributable an increase in net unallocated corporate general and administrative expense. The increase in net unallocated corporate general and administrative expense is attributable to a $21.8 million or 45% increase in corporate general and administrative expenses, offset, in part, by a $17.5 million or 67% increase in management fees charged to our schools. We expect legal and other professional service fees to continue to increase for the foreseeable future as a result of the legal matters discussed in "Item 1. Legal Proceedings" in Part II of this Form 10-Q.

        Bad debt expense, which is included in general and administrative expense, increased $21.2 million or 110%, from $19.4 million for the six months ended June 30, 2003, to $40.6 million for the six months ended June 30, 2004, and bad debt expense as a percentage of revenue increased from 3.9% during the six months ended June 30, 2003, to 5.0% during the six months ended June 30, 2004. This increase in bad debt expense as a percentage of revenue is primarily attributable to a higher rate of attrition, due to, among other things, the introduction by our CSU schools during the third quarter of 2003 of tougher credit standards and more aggressive cash collection practices, which caused a larger portion of our receivables to be due from students who did not complete their programs. These students represent a greater credit risk than do those who complete their programs. Also contributing to the increase in bad debt as a percentage of revenue, rising tuition rates have increased the gap between program costs and available financial aid funding, requiring a significant percentage of our students to enter into payment arrangements with larger monthly payments and terms that may extend beyond their scheduled graduation dates.

        Depreciation and Amortization Expense.    Depreciation and amortization expense increased $7.0 million or 37%, from $19.0 million for the six months ended June 30, 2003, to $26.0 million for the six months ended June, 30 2004. Depreciation expense increased $7.1 million or 39%, from $18.5 million for the six months ended June 30, 2003, to $25.6 million for the six months ended June 30, 2004, primarily as a result of depreciation expense recorded in connection with 2003 and 2004 capital expenditures. Amortization expense decreased $0.2 million or 35%, from $0.5 million for the six months ended June 30, 2003 to $0.3 million for the six months ended June 30, 2004.

        Income from Operations.    Income from operations during the six months ended June 30, 2004 and 2003, was as follows:

	2004	2003
	(In thousands)
CSU	$81,001	$59,204
OEG	76,084	20,900
Corporate, eliminations, and other	(22,669)	(16,799)

Total income from operations	$134,416	$63,305

        Income from operations increased $71.1 million or 112%, from $63.3 million for the six months ended June 30, 2003, to $134.4 million for the six months ended June 30, 2004. Approximately $21.8 million or 34 percentage points of the total increase is attributable to an increase in CSU operating income, and approximately $55.2 million or 87 percentage points of the total increase is attributable to the growth of OEG operating income. Increases in CSU and OEG income from operations were offset, in part, by an increase in net unallocated corporate expenses, intercompany eliminations, and other items of approximately $5.9 million, which accounted for 9 percentage points of the total 112% operating income increase.

        Interest Income.    Interest income increased $0.1 million or 6%, from $0.8 million for the six months ended June 30, 2003, to $0.9 million for the six months ended June 30, 2004.

        Interest Expense.    Interest expense increased $0.6 million or 62% from $1.0 million for the six months ended June 30, 2003, to $1.5 million for the six months ended June 30, 2004, attributable primarily to an increase in average revolving borrowings under our outstanding credit agreements, offset, in part, by a decrease in the average interest rate paid on such revolving borrowings.

        Share of Affiliate Earnings.    Share of affiliate earnings from our 30% minority interest in American University in Dubai, United Arab Emirates, which is included in the results of our CSU segment, increased $0.5 million or 25%, from $2.1 million for the six months ended June 30, 2003, to $2.6 million for the six months ended June 30, 2004.

        Provision for Income Taxes.    Provision for income taxes increased $28.5 million or 108%, from $26.4 million for the six months ended June 30, 2003, to $54.9 million for the six months ended June 30, 2004, primarily as a result of an increase in pretax income during the six months ended June 30, 2004, of $71.1 million, offset, in part, by a reduction of our effective income tax rate from 40.50% during the six months ended June 30, 2003 to 40.25% during the six months ended June 30, 2004. Future changes in the proportionate distribution of our total pretax income among the tax jurisdictions in which we operate may impact our effective income tax rate.

        Net Income.    Net income increased $42.6 million or 110%, from $38.8 million for the six months ended June 30, 2003, to $81.5 million for the six months ended June 30, 2004, due to the cumulative effect of the factors noted above.

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

Liquidity and Capital Resources

        As of June 30, 2004, we had cash and cash equivalents of $187.4 million, compared to cash and cash equivalents of $161.2 million as of December 31, 2003. Our cash flows from operations have been highly reliable and adequate relative to our liquidity requirements. We finance our operating activities and our organic growth primarily through cash generated from operations. We finance acquisitions primarily through funding from a combination of equity issuances, credit facility borrowings, and cash generated from operations. Management anticipates that we will be able to satisfy the cash requirements of our ongoing business for the foreseeable future primarily with cash generated by operations, existing cash balances, and, if necessary, borrowings under our existing credit agreements.

        Our primary source of cash is tuition collected from our students. Our students finance tuition costs through the use of a variety of fund sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, private and institutional scholarships, and cash payments.

        The U.S. Department of Education ("DOE") requires that we keep Title IV program funds collected in satisfaction of unbilled program charges in separate cash accounts until the students are billed for the program costs related to the Title IV program funds collected. In addition, all funds transferred to our schools through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of June 30, 2004, the balance of such funds held in separate cash accounts is not significant. The restrictions on any cash held in these accounts have not significantly affected our ability to fund daily operations.

        Operating Activities.    Net cash provided by operating activities increased $9.0 million or 25%, from $35.4 million during the second quarter of 2003 to $44.4 million during the second quarter of 2004. The increase is primarily attributable to an increase in net income of approximately $20.1 million and depreciation and amortization expense of $3.4 million, offset, in part, by a $8.8 million increase in net operating assets and liabilities during the second quarter of 2004 relative to a $5.6 million decrease in net operating assets and liabilities during the second quarter of 2003.

        Net receivables decreased $5.8 million or 5%, from $117.4 million as of December 31, 2003 to $111.6 million as of June 30, 2004. Quarterly Days Sales Outstanding (DSO) were 25 days as of June 30, 2004. This represents an eight-day decrease from DSO as of June 30, 2003, of 33 days and a four-day decrease from DSO as of December 31, 2003, of 29 days. The decreases in DSO are attributable primarily to the implementation during the third quarter of 2003 of more aggressive cash collections practices and stricter credit standards. We calculate DSO by dividing net receivables by quarterly average daily revenue. Quarterly average daily revenue is computed by dividing total quarterly revenue by the total number of days in the quarter.

        Investing Activities.    Capital expenditures increased $20.1 million or 148%, from $13.6 million during the second quarter of 2003 to $33.7 million during the second quarter of 2004. Capital expenditures during the second quarter of 2004, which represented approximately 8.2% of total revenue during the three months ended June 30, 2004, included, among other things, investments in leasehold improvements in connection with new and expanded facilities and capital equipment purchases necessitated by increasing student population. Approximately 50% of our total capital expenditures during the first quarter of 2004 were made in connection with expansion projects. We expect capital expenditures to be approximately 8.5% of total revenue during the year ended December 31, 2004, as additional schools are opened, student population increases, and current facilities and equipment are upgraded and expanded. We finance capital expenditures primarily with cash generated from operations.

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

        Our domestic subsidiaries, jointly and severally, have guaranteed repayment of our obligations under the U.S. Credit Agreement. Under the U.S. Credit Agreement, we are limited in our ability to take certain actions, including, among other things, consummating certain acquisitions or mergers, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring other debt in excess of specified amounts, prepaying other debt, and making certain investments. We are also required to satisfy certain financial covenants on a periodic basis, including the maintenance of a maximum consolidated leverage ratio of 2.25:1, a minimum fixed charge coverage ratio of 1.50:1, a minimum level of consolidated net worth, and a minimum annual consolidated Department of Education financial responsibility composite score of 1.50. As of June 30, 2004, we were in compliance with the covenants of our U.S. Credit Agreement.

        As of June 30, 2004, we had outstanding under our U.S. Credit Agreement revolving loans totaling $14.0 million and outstanding letters of credit totaling $19.0 million. The availability under our U.S. Credit Agreement as of June 30, 2004 was $167.0 million.

        During the first quarter of 2003, we entered into an interest rate swap agreement to effectively fix at 3.76% the rate of interest payable by us on a certain portion of the $16.4 million, denominated in €13.5 million, borrowed during 2003 under our U.S. Credit Agreement to finance our acquisition of the INSEEC Group. Approximately €2.0 million of this borrowing was repaid during the second quarter of 2004. The notional amount of the interest rate swap, originally €12.0 million, decreased to €10.5 million on June 28, 2004, subsequent to the debt repayment discussed above, and will continue to decrease by €1.5 million every three months through the March 28, 2006, expiration date. The impact of the interest rate swap agreement on our consolidated financial position and results of operations and cash flows during the three months and six months ended June 30, 2004, was not significant.

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

        As of June 30, 2004, we had outstanding under our Canadian Credit Agreement revolving loans totaling $2.6 million. The availability under our Canadian Credit Agreement as of June 30, 2004, was $7.4 million.

        On December 10, 2003, we entered into an agreement with Stillwater National Bank and Trust Company ("Stillwater") to purchase certain private student loans originated by Stillwater. The private student loans subject to this purchase agreement are made by Stillwater to students at our schools whose credit score is less than the minimum credit score required under our recourse loan agreement with Sallie Mae. Under the terms of the purchase agreement, Stillwater retains 50% of the loan amounts disbursed and deposits this amount into a reserve account. We consider the amounts withheld by Stillwater to be an educational services and facilities expense, and we recognize this expense on a straight-line basis over the length of the applicable student's program.

        Under the terms of the purchase agreement, Stillwater has an option, but not an obligation, to sell to CEC these private student loans on a monthly basis. We are required to purchase all private student loans offered for sale by Stillwater for a price equal to the current principal balance plus accrued interest. Upon purchase of private student loans from Stillwater, we receive all funds that were placed into the reserve account with respect to the specific loans purchased.

        The purchase agreement has a $20.0 million funding limit, and, as of June 30, 2004, loans totaling approximately $3.0 million had been funded by Stillwater under the agreement. As of June 30, 2004, we had not received a request from Stillwater to purchase any private student loans under the purchase agreement.

        As of June 30, 2004, minimum future cash payments due under contractual obligations, including, among others, our credit agreements, non-cancelable operating and capital lease agreements, and long-term arrangements, are as follows (in thousands):

	2004	2005	2006	2007	2008	2009 & Thereafter	Total
Revolving loans	$—	$—	$—	$16,656	$—	$—	$16,656
Capital lease obligations	2,009	1,181	789	652	525	1,652	6,808
Other long-term debt	645	571	—	—	—	—	1,216
Operating lease obligations	44,244	90,114	90,461	87,970	83,968	604,935	1,001,692
Long-term contractual obligations	—	—	—	—	—	9,679	9,679

Total contractual cash obligations	$46,898	$91,866	$91,250	$105,278	$84,493	$616,266	$1,036,051

        We rent most of our facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through 2028. We also finance the acquisition of certain equipment through capital lease agreements and have assumed capital lease obligations in connection with certain acquisitions. As of June 30, 2004, the principal balance of outstanding capital lease obligations was approximately $5.7 million.

Litigation and Proceedings

        CEC, and in some cases its officers and directors, are defendants in multiple civil lawsuits, and CEC is the subject of an SEC investigation. For more detail regarding these matters, see Item 1.

"Legal Proceedings" in Part II of this Form 10-Q. We cannot predict what the outcome of these lawsuits or investigations will be, and it is possible that such outcome could have a material adverse effect on our business, results of operations, and financial condition.

Special Note Regarding Forward-Looking Statements

        This Form 10-Q contains "forward-looking statements," as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that reflect our current expectations regarding our future growth, results of operations, performance, and business prospects and opportunities. We have tried to use words such as "anticipate," "believe," "plan," "expect," "intend," and similar expressions to identify these forward-looking statements. These statements are based on information currently available to us and are subject to risks and uncertainties that could cause our actual growth, results of operations, performance, and business prospects and opportunities to differ from those expressed in, or implied by, these statements. These risks and uncertainties, the outcomes of which could materially and adversely affect our financial condition and operations, include the following:

  •
  our ability to comply with, and the impact of changes in, legislation and regulations that affect our ability to participate in student financial aid programs;

  •
  costs, risks and effects of legal and administrative proceedings and investigations and governmental regulations, including the pending Securities and Exchange Commission investigation, class action, derivative, Qui Tam, and other lawsuits;

  •
  risks related to our ability to comply with accrediting agency requirements or obtain accrediting agency approvals;

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

        You should not place undue reliance on forward-looking statements. Except as otherwise specifically required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances, or otherwise.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We may use derivative financial instruments for the express purpose of mitigating our exposure to these risks. We do not use derivative financial instruments for speculative purposes.

        Interest Rate Exposure.    Our borrowings under our credit agreements bear annual interest at variable rates tied to the prime rate and the eurocurrency rate. The outstanding borrowings under these credit agreements were $16.6 million as of June 30, 2004.

        During the first quarter of 2003, we entered into an interest rate swap agreement to effectively fix at 3.76% the rate of interest payable by us on a certain portion of the $16.4 million, denominated in €13.5 million, borrowed during 2003 under our U.S. Credit Agreement to finance our acquisition of the INSEEC Group. Approximately €2.0 million of this borrowing was repaid during the second quarter of 2004. The notional amount of the interest rate swap, originally €12.0 million, decreased to €10.5 million on June 28, 2004, subsequent to the debt repayment discussed above, and will continue to decrease by €1.5 million every three months through the March 28, 2006, expiration date. The impact of the interest rate swap agreement on our consolidated financial position and results of operations and cash flows during the three months and six months ended June 30, 2004, was not significant.

        The weighted average annual interest rate of borrowings under our credit agreements, including the effect of the interest rate swap agreement, was 3.64% as of June 30, 2004.

        In addition, we had capital lease obligations totaling $5.7 million as of June 30, 2004, bearing interest at a weighted average rate of 8.3%.

        We estimate that the book values of our debt instruments and related derivative financial instruments approximated the fair values of such instruments as of June 30, 2004. We believe that the exposure of our consolidated financial position and result of operations and cash flows to adverse changes in interest rates is not significant.

        Foreign Currency Exposure.    Certain of our foreign subsidiaries use functional currencies other than the U.S. dollar. We are subject to risks associated with fluctuations in the value of the Canadian dollar, the Euro, and the British pound vis-à-vis the U.S. dollar. Our investment in our foreign operations as of June 30, 2004, is not significant, and the book values of the assets and liabilities of such foreign operations as of June 30, 2004, approximated their fair values.

        As of June 30, 2004, we had borrowings outstanding under our U.S. Credit Agreement of $14.0 million denominated in €11.5 million and borrowings outstanding under our Canadian Credit Agreement of $2.6 million denominated in $3.5 million Canadian.

        We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in foreign currency exchange rates is not significant.

Item 4.    Controls and Procedures

        CEC's management is responsible for designing and implementing disclosure controls and procedures to provide reasonable but not absolute assurances that desired control objectives are achieved, including:

  •
  Filing with the SEC all required disclosures within the time limits specified by the SEC.

  •
  Providing all material information to our management, including the Chief Executive Officer and Chief Financial Officer, to enable them to make timely decisions about required disclosures.

        When designing and evaluating controls and procedures, we make certain assumptions about the likelihood of future events. At the same time, we make judgments about the cost-benefit relationship of possible controls and procedures. We cannot assure that this design will succeed in achieving its stated goals under all potential future conditions. Similarly, we cannot assure that our evaluation of controls will detect all control issues or instances of fraud, if any.

        We completed an evaluation as of the end of the period covered by this report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis of material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

        There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially effect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        Developments have occurred with respect to the following legal proceedings to which we are a party. Our outstanding legal proceedings are discussed in further detail in Part I, Item 3 of our Annual Report on Form 10-K filed with the SEC on March 12, 2004, and in Part II, Item 1 of our Quarterly Report on Form 10-Q filed with the SEC on May 7, 2004.

Securities Litigation

        Between December 9, 2003 and February 5, 2004, six purported class action lawsuits were filed in the United States District Court for the Northern District of Illinois by certain alleged purchasers of our common stock against us and certain of our executive officers, John M. Larson and Patrick K. Pesch. The cases purportedly are brought on behalf of all persons who acquired shares of our common stock during a specified class period in 2003. The complaints allege that in violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Act") and Rule 10b-5 promulgated thereunder by the SEC, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of our business and prospects during the putative class period, causing the respective plaintiffs to purchase our common stock at artificially inflated prices. The plaintiffs further claim that John M. Larson and Patrick K. Pesch are liable under Section 20(a) of the Act. The plaintiffs ask for unspecified amounts in damages, interest, and costs, as well as ancillary relief. Five of these lawsuits were found to be related to the first filed lawsuit, captioned Taubenfeld v. Career Education Corporation et al. (No. 03 CV 8884), and have been reassigned to the same judge. On March 19, 2004, the court ordered these six cases to be consolidated and appointed Thomas Schroeder as lead plaintiff. On April 6, 2004, the court appointed the firm of Goodkind Labaton Rudoff & Sucharow LLP, which represents Mr. Schroder, as lead counsel. On June 17, 2004, plaintiffs filed a consolidated amended complaint. On July 30, 2004, we filed a motion to dismiss the consolidated complaint filed in these related actions.

        On January 5, 2004, a derivative action captioned McSparran v. John M. Larson et al. was filed in the United States District Court for the Northern District of Illinois on behalf of the Company against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, Nick Fluge, Jacob P. Gruver, and Todd H. Steele, and CEC as a nominal defendant. Each individual defendant is a current officer and/or director of the Company. The lawsuit alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and breach of fiduciary duties for insider selling and misappropriation of information, based on allegations of conduct similar to that complained of in the Taubenfeld complaint. The plaintiffs ask for unspecified amounts in damages, interest, and costs, as well as ancillary relief. The case has been set for a status hearing on August 23, 2004.

        On July 2, 2004, a derivative action captioned Xiao-Qiong Huang v. John M. Larson et al. was filed in the Circuit Court of Cook County, Illinois, Chancery Division, on behalf of CEC against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, Nick Fluge, and Jacob P. Gruver, and CEC as a nominal defendant. Each individual defendant is a current officer and/or directors of the Company. The lawsuit alleges breach of fiduciary duty and misappropriation of confidential information for personal profit by the individual defendants and seeks contribution and indemnification on behalf of CEC. Neither the individual defendants nor CEC has been served with the complaint.

        On July 20, 2004, a derivative action captioned Ulrich v. John M. Larson et al. was filed in the United States District Court for the Northern District of Illinois, Eastern Division, on behalf of CEC against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, Nick Fluge, Jacob P. Gruver, and Todd H. Steele, and CEC as a

nominal defendant. The complaint alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and breach of fiduciary duty for insider trading, and misappropriation of information. The plaintiffs ask for unspecified amounts in damages, interest, and costs, as well as ancillary relief. CEC has not been served with the complaint.

        Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of these matters. An unfavorable outcome could have a material adverse impact on our business, results of operations, and financial condition.

Action against Former Owners of Western School of Health and Business Careers

        On March 12, 2004, Career Education Corporation and WAI, Inc. ("WAI"), a wholly owned subsidiary of CEC, filed suit in the United States District Court for the Western District of Pennsylvania, Pittsburgh Division, against the former owners of Western School of Health and Business Careers ("Western"), located in Pittsburgh, Pennsylvania. The suit alleges that the former owners made material misrepresentations of fact and breached certain representations and warranties regarding the accreditation of several programs of study being offered by the school. CEC and WAI filed an amended complaint on April 2, 2004, seeking full indemnification from the former owners for all losses, costs, and damages they have incurred, including attorneys' fees, as a result of the alleged misrepresentations and breaches. The suit was stayed by the court until July 13, 2004. On July 12, 2004, CEC filed a similar complaint in the Court of Common Pleas of Allegheny County, Pennsylvania and subsequently voluntarily dismissed the federal lawsuit. Defendants have 60 days from the date of filing to respond to the complaint. The alleged misrepresentations came to light during a routine change of ownership review undertaken by the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT") subsequent to our acquisition of Western in August 2003. ACCSCT notified us on March 4, 2004, of discrepancies in accreditation documents related to several academic programs, and Western immediately suspended marketing, new enrollments, and disbursement of Title IV federal student financial aid funds for all affected programs. Western promptly applied for approval of all programs referenced in the lawsuit, and, in June 2004, both ACCSCT and the United States Department of Education ("DOE") issued approval for the diploma programs. Western has resumed marketing, new enrollments, and disbursement of Title IV aid to students in the diploma programs. On July 12, 2004, ACCSCT approved the degree programs effective upon a demonstration that several stipulations have been addressed. Western is working to address these stipulations to the satisfaction of ACCSCT, and marketing, new enrollments, and disbursement of Title IV funds to students in the degree programs remains suspended until full approval is obtained. We are working in close cooperation with accreditors and DOE officials to resolve any remaining discrepancies in a manner that will best serve the interests of the students at Western.

ERISA Litigation

        On July 30, 2004, a purported class action was filed in the United States District Court for the Northern District of Illinois by a former CEC employee against CEC, CIGNA Corporation, John M. Larson, Patrick K. Pesch, Dennis H. Chookaszian, Robert E. Dowdell, Wallace O. Laub, Keith K. Ogata, Thomas B. Lally, Todd H. Steele, Nick Fluge, and Jacob Gruver. The class action is brought on behalf of the participants in and beneficiaries of the Company's contributory profit sharing plan and the employee stock purchase plan (the "Plans"). The complaint alleges that the defendants breached their fiduciary duties to the Plans by, inter alia, failing to properly monitor the Plans' fiduciaries and to provide complete and accurate information to the Plans' participants regarding the Plans' investment options, in violation of Sections 404 and 405 of the Employee Retirement Income Security Act. The plaintiffs ask for unspecified amounts in damages, interest, and costs, as well as ancillary relief.

        Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of this matter. An unfavorable outcome could have a material adverse impact on our business, results of operations, and financial condition.

Other Litigation and Investigations

        On January 7, 2004, we received notification from the Midwest Regional Office of the Securities and Exchange Commission that it was conducting an inquiry concerning the Company and requested that we voluntarily provide certain information. On June 22, 2004, the SEC provided us with a copy of the formal order of investigation. On June 23, 2004, we received a subpoena requesting that we provide certain information regarding the SEC's investigation. We are in the process of producing documents to the SEC and intend to cooperate with the SEC in its investigation.

        On July 19, 2004, an amended complaint captioned Outten, et al v. Career Education Corporation et al. was filed in the Superior Court of the State of California, County of Los Angeles, against CEC and American InterContinental University ("AIU"). The putative class action alleges that AIU violated the California Deceptive Practices Act, the California Consumer Legal Remedies Act, the California Education Code, and engaged in common law consumer fraud by allegedly misleading potential students regarding AIU's placement rates. The suit appears to have been brought on behalf of all current and prior attendees of AIU residing in California. The plaintiffs ask for unspecified amounts in damages, interest, and costs, as well as ancillary relief.

        Due to the inherent uncertainties of litigation and the SEC investigation, we cannot predict the ultimate outcome of these matters. An unfavorable outcome could have a material adverse impact on our business, results of operations, and financial condition.

        In addition to the legal proceedings and other matters described above, in the ordinary conduct of our business, we and our schools are subject to various other lawsuits, investigations, and claims, covering a wide range of matters, including, but not limited to, claims involving students or graduates and routine employment matters. Due to the inherent uncertainties of pending or threatened litigation, investigations, or claims, we cannot predict the ultimate outcome of these matters. An unfavorable outcome could have a material adverse impact on our business, results of operations, and financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders

  (a)
  Our annual meeting of stockholders was held on May 21, 2004.

  (b)
  Our stockholders voted as follows to elect two Class III directors to our board of directors:

Directors:	Votes For:	Authority Withheld:
Thomas B. Lally	86,211,867	3,046,065
John M. Larson	88,111,262	1,146,670
  (c)
  1.
  Our stockholders voted as follows to approve an amendment to the Career Education Corporation Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock from 150,000,000 shares to 300,000,000 shares:

  For: 86,019,401    Against: 3,156,831    Abstentions: 81,699    Broker Non-Votes: N/A

    2.
    Our stockholders voted as follows to approve an amendment to the Career Education Corporation 1998 Employee Incentive Compensation Plan which authorizes the addition of 4,000,000 shares of common stock authorized for issuance under such plan:

    For: 54,780,096    Against: 22,586,826    Abstentions: 114,760    Broker Non-Votes: 11,776,249

    3.
    Our stockholders voted as follows to ratify the appointment of Ernst & Young LLP as independent auditors of our financial statements for the year ended December 31, 2004:

    For: 87,161,087    Against: 2,017,550    Abstentions: 79,295    Broker Non-Votes: N/A

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

3.1	Amended and Restated Certificate of Incorporation, as amended.
10.14	Sixth Amendment to the Career Education Corporation 1998 Employee Incentive Compensation Plan
31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
  (b)
  Reports on Form 8-K

  We furnished a current Report on Form 8-K to the SEC on April 21, 2004, to report our issuance of a press release announcing our first quarter earnings. (Item 12 on Form 8-K).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION
Date: August 9, 2004	By:	/s/ JOHN M. LARSON John M. Larson Chairman, President and Chief Executive Officer (Principal Executive Officer)
Date: August 9, 2004	By:	/s/ PATRICK K. PESCH Patrick K. Pesch Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

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