Form 10-Q
period 2004-09-30
CAREER EDUCATION CORP
filed 2004-11-04
CIK 1046568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2004

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

Registrant’s telephone number, including area code: (847) 781-3600

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

As of November 1, 2004, 102,496,737 shares of the registrant’s Common Stock, par value $0.01, were outstanding.

CAREER EDUCATION CORPORATION
QUARTER ENDED SEPTEMBER 30, 2004
INDEX

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$274,545	$161,235
Receivables:
Students, net of allowance for doubtful accounts of $45,466 and $47,467 as of September 30, 2004 and December 31, 2003, respectively	126,573	110,445
Other, net	5,181	6,915
Inventories	16,560	11,652
Prepaid expenses	26,050	35,441
Other current assets	7,827	5,464
Deferred income tax assets	5,032	4,639
Total current assets	461,768	335,791
PROPERTY AND EQUIPMENT, net	317,780	263,925
GOODWILL, net	445,704	440,709
INTANGIBLE ASSETS, net	35,841	36,326
OTHER ASSETS	37,831	42,399
TOTAL ASSETS	$1,298,924	$1,119,150
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,909	$79,822
Accounts payable	27,576	30,627
Accrued expenses:
Payroll and related benefits	41,393	25,671
Income taxes	6,933	14,472
Other	70,186	42,419
Deferred tuition revenue	141,055	113,610
Total current liabilities	289,052	306,621
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	21,104	25,453
Long-term contractual obligations	9,679	9,679
Deferred income tax liabilities	18,366	18,366
Other	16,924	11,211
Total long-term liabilities	66,073	64,709
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding as of September 30, 2004 and December 31, 2003	$—	$—
Common stock, $0.01 par value; 300,000,000 shares authorized; 102,425,122 and 100,194,857 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	1,024	1,002
Additional paid-in capital	568,524	496,582
Accumulated other comprehensive income	2,564	2,986
Retained earnings	371,687	247,250
Total stockholders’ equity	943,799	747,820
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,298,924	$1,119,150

The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUE:
Tuition and registration fees	$406,556	$287,575	$1,159,803	$746,192
Other	31,951	28,121	90,848	71,121
Total revenue	438,507	315,696	1,250,651	817,313
OPERATING EXPENSES:
Educational services and facilities	145,523	112,587	410,842	296,775
General and administrative	206,555	145,838	592,977	380,934
Depreciation and amortization	14,855	11,736	40,842	30,764
Total operating expenses	366,933	270,161	1,044,661	708,473
Income from operations	71,574	45,535	205,990	108,840
OTHER INCOME (EXPENSE):
Interest income	651	37	1,541	874
Interest expense	(525)	(423)	(2,067)	(1,374)
Share of affiliate earnings	209	96	2,799	2,167
Total other income (expense)	335	(290)	2,273	1,667
Income before provision for income taxes	71,909	45,245	208,263	110,507
PROVISION FOR INCOME TAXES	28,944	18,324	83,826	44,755
NET INCOME	$42,965	$26,921	$124,437	$65,752
NET INCOME PER SHARE:
Basic	$0.42	$0.27	$1.23	$0.69
Diluted	$0.41	$0.26	$1.18	$0.66
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	102,376	99,159	101,370	94,911
Diluted	104,893	103,713	105,022	99,259

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,965	$26,921	$124,437	$65,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,855	11,736	40,842	30,764
Deferred income taxes	—	(10,269)	—	(9,477)
Compensation expense related to stock options	(48)	46	(22)	219
Amortization of deferred financing costs	73	68	275	193
Royalty expense related to stock options	118	118	354	354
Loss on sale of property and equipment	408	116	416	116
Changes in operating assets and liabilities, net of acquisitions
Payable to former Whitman stock option holders	—	(23,429)	—	(23,429)
Tax benefit associated with stock option exercises	577	24,269	42,716	37,682
Other	66,602	27,944	51,125	17,795
Net cash provided by operating activities	125,550	57,520	260,143	119,969
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of acquired cash	(42)	(73,749)	(518)	(81,479)
Acquisition transaction costs	(47)	(5,247)	(368)	(6,723)
Purchases of property and equipment, net	(40,499)	(25,505)	(94,002)	(53,370)
Change in investment in affiliate	109	1,705	(65)	1,557
Net cash used in investing activities	(40,479)	(102,796)	(94,953)	(140,015)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	2,257	13,134	29,268	24,956
Net proceeds from (payments of) revolving loans	—	38,480	(76,119)	42,244
Payments of capital lease obligations and other long-term debt	(817)	(1,843)	(5,346)	(4,291)
Net cash provided by (used in) financing activities	1,440	49,771	(52,197)	62,909
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	630	549	317	1,991
NET INCREASE IN CASH AND CASH EQUIVALENTS	87,141	5,044	113,310	44,854
CASH AND CASH EQUIVALENTS, beginning of period	187,404	73,284	161,235	33,474
CASH AND CASH EQUIVALENTS, end of period	$274,545	$78,328	$274,545	$78,328
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of common stock issued to former Whitman shareholders	$—	$148,927	$—	$148,927

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. The condensed consolidated balance sheet as of December 31, 2003, has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. For additional information, refer to the consolidated financial statements and notes to consolidated financial statements as of and for the year ended December 31, 2003, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 12, 2004.

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

The INSEEC Group

On February 18, 2003, we acquired 100% of the issued and outstanding stock of Formastrat SA and its subsidiaries, also known as the INSEEC Group, for approximately $18.9 million, including assumed debt of $3.2 million, primarily with funds obtained under our U.S. Credit Agreement. We acquired the company primarily because of its potential for market leadership, the economic attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. The acquisition of the INSEEC Group also has provided us with a platform for additional expansion in Europe. We have promoted continued growth of the INSEEC Group since the acquisition date by expanding its marketing channels and adding new programs.

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

Whitman Education Group, Inc.

On July 1, 2003, we acquired 100% of the issued and outstanding stock of Whitman Education Group, Inc. (“Whitman”) for approximately $267.8 million in cash and stock. In connection with the acquisition, Whitman shareholders received an aggregate of approximately 4.4 million shares of our common stock (0.276 shares of our common stock for each share of Whitman common stock owned at closing) and approximately $95.4 million in cash ($6.00 for each share of Whitman common stock owned at closing). Whitman was a proprietary provider of career-oriented postsecondary education. Through three wholly-owned subsidiaries, Whitman operated 22 schools in 13 states that offer a range of health education, information technology, and business studies. We acquired Whitman primarily because of its schools’ potential for market leadership, the economic attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. Our acquisition of Whitman also has allowed us to enhance our position in the health education field and further expand our presence in the fields of information technology and business studies. We have increased the schools’ enrollments since the acquisition date by expanding the schools’ marketing capabilities, entering new geographic markets, augmenting program offerings, and expanding Whitman’s regionally accredited online learning platform.

Additionally, each outstanding option to purchase Whitman stock, whether vested or unvested, was cancelled by Whitman upon consummation of the acquisition and exchanged for cash equal to the positive difference, if any, between (1) the equivalent cash value of the per share consideration of approximately $14.82 and (2) the per share exercise price of the option in accordance with Whitman’s option plan and the purchase agreement. Cash consideration of approximately $23.4 million was paid to Whitman option holders. This amount was recorded as a liability on Whitman’s balance sheet prior to the acquisition.

Cash consideration paid to Whitman shareholders and option holders of approximately $118.8 million was funded primarily with borrowings under our U.S. Credit Agreement.

The purchase price, including acquisition costs of approximately $4.9 million and excluding the $23.4 million paid to Whitman option holders, of approximately $249.3 million was allocated to the estimated fair value of acquired tangible and intangible assets of approximately $87.7 million and assumed liabilities of approximately $60.8 million as of July 1, 2003. Intangible assets acquired include, among others, accreditation, licensing, and Title IV participation rights with an approximate fair value of $5.0 million and trade names with an approximate fair value of $16.9 million. Based on our purchase price allocation, we have recorded goodwill of approximately $222.4 million. This amount represents an increase in goodwill of approximately $4.6 million from the $217.8 million recorded pursuant to our initial purchase price allocation. The increase is attributable to, among other things, a $4.1 million adjustment recorded during the second quarter of 2004 to increase the carrying value of the current income tax liability that existed as of the date of the acquisition. We do not expect any portion of this goodwill balance to be deductible for tax purposes.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of July 1, 2003 (in thousands):

Current assets	$48,952
Property and equipment	14,790
Intangible assets not subject to amortization—
Accreditation, licensing, and Title IV participation rights	5,000
Trade names	16,900
Intangible asset subject to amortization
Covenant not to compete (2-year useful life)	50
Student contracts (6-month useful life)	900
Goodwill	222,432
Other assets	1,077
Total assets acquired	310,101
Current liabilities	50,847
Total liabilities	60,833
Net assets acquired	$249,268

The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 2003, assume that the Whitman acquisition occurred at the beginning of the year preceding the year of acquisition. The unaudited pro forma results of operations are based on historical results of operations, include adjustments for depreciation, amortization, interest, taxes, and shares of our common stock issued in connection with the acquisition, and do not necessarily reflect the actual results that would have occurred.

	Nine Months Ended September 30,
	2004 Actual	2003 Pro Forma
	(In thousands, except per share amount)
Revenue	$1,250,651	$877,726
Income from operations	205,990	117,638
Net income	$124,437	$70,135
Basic earnings per share	$1.23	$0.74
Diluted earnings per share	$1.18	$0.71

Western School of Health and Business Careers

On August 5, 2003, we acquired certain assets and assumed certain liabilities of Western School of Health and Business Careers (“Western”) for approximately $7.7 million primarily with funds borrowed under our U.S. Credit Agreement. Western, based in Pittsburgh, Pennsylvania, provides private, for-profit, postsecondary education leading to an associate degree or a diploma in the career-oriented disciplines of health education and business studies. We acquired Western primarily because of its potential for market leadership, the economic attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. Our acquisition of Western also has expanded our national presence in the health education field. We have increased the school’s enrollments by enhancing the school’s marketing capabilities and augmenting program offerings.

The purchase price, including acquisition costs of approximately $0.4 million, of approximately $8.1 million was allocated to the estimated fair values of acquired tangible and intangible assets of approximately $5.7 million and assumed liabilities of approximately $3.8 million as of August 5, 2003. Intangible assets acquired include, among others, accreditation, licensing, and Title IV participation rights with an approximate fair value of $0.9 million and trade names with an approximate fair value of $2.5 million. Based on our purchase price allocation, we have recorded goodwill of approximately $6.2 million. This amount represents an increase in goodwill of approximately $1.6 million from the $4.6 million recorded pursuant to our initial purchase price allocation. The increase is attributable to, among other things, the recognition during the third quarter of 2004 of an estimated financial aid refund liability of $2.0 million that existed as of the date of the acquisition. We expect the goodwill balance to be deductible for income tax purposes.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of August 5, 2003 (in thousands):

Current assets	$957
Property and equipment	1,444
Intangible assets not subject to amortization—
Accreditation, licensing, and Title IV participation rights	860
Trade names	2,450
Intangible asset subject to amortization
Covenant not to compete (2-year useful life)	20
Goodwill	6,232
Total assets acquired	11,963
Current liabilities	2,282
Total liabilities	3,848
Net assets acquired	$8,115

Note 4—Stock-Based Compensation

We account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) related to options issued to employees. For options issued to employees during the three months and nine months ended September 30, 2004 and 2003, no stock-based employee compensation is reflected in net income in the accompanying unaudited condensed consolidated statements of income, as all such options had an exercise price equal to the market value of the underlying common stock on the date of the grant. Had we applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the three months and nine months ended September 30, 2004 and 2003, net income and earnings per share would have been as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net income, as reported	$42,965	$26,921	$124,437	$65,752
Total stock based employee compensation expense determined under fair value method for all awards, net of tax effect	4,240	3,172	12,006	8,658
Pro forma net income	$38,725	$23,749	$112,431	57,094
Basic earnings per share—
As reported	$0.42	$0.27	$1.23	$0.69
Pro forma	$0.38	$0.24	$1.11	$0.60
Diluted earnings per share—
As reported	$0.41	$0.26	$1.18	$0.66
Pro forma	$0.37	$0.23	$1.07	$0.58

During the three months and nine months ended September 30, 2004 and 2003, the fair value of each option granted was estimated on the date of grant based on the Black-Scholes option pricing model. The weighted average fair value of the options granted during the three months and nine months ended September 30, 2004 and 2003, and assumptions used to value the options are as follows:

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2004	2003	2004	2003
Dividend yield
	—	—	—	—
Risk-free interest rate		3.0%	2.7%	3.4%	2.7%
Volatility		50%	50%	50%	50%
Expected life (in years)		4	4	4	4
Weighted average fair value of options granted		13.18	$15.64	$26.23	$12.71

The pro forma results of operations summarized above are not likely to be indicative of pro forma results that may be expected in future years because options vest over several years, pro forma compensation expense is recognized as the options vest, and additional awards may be granted.

Costs associated with stock options issued to non-employees are recorded in accordance with SFAS 123. Such costs were not significant during the three months and nine months ended September 30, 2004 and 2003.

Note 5—Comprehensive Income

Comprehensive income, which includes net income, foreign currency translation adjustments, and unrealized gains and losses on marketable securities, for the three months and nine months ended September 30, 2004 and 2003, is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Net income	$42,965	$26,921	$124,437	$65,752
Other comprehensive income (loss)
Foreign currency translation adjustment	848	345	(611)	4,042
Unrealized gain on marketable securities	40	—	189	—
Comprehensive income	$43,853	$27,266	$124,015	$69,794

Note 6—Weighted Average Common Shares

The weighted average numbers of common shares used to compute basic and diluted income per share for the three months and nine months ended September 30, 2004 and 2003, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Basic common shares outstanding	102,376	99,159	101,370	94,911
Common stock equivalents	2,517	4,554	3,652	4,348
Diluted common shares outstanding	104,893	103,713	105,022	99,259

Note 7—Credit Agreements

As of September 30, 2004, we have outstanding under our $200.0 million U.S. Credit Agreement revolving loans totaling $14.3 million and letters of credit totaling $16.7 million. The availability under our U.S. Credit Agreement as of September 30, 2004, is $169.0 million.

As of September 30, 2004, we have outstanding under our $10.0 million Canadian Credit Agreement revolving loans totaling $2.8 million. The availability under the Canadian Credit Agreement as of September 30, 2004 is $7.2 million.

Note 8—Segment Reporting

We have two reportable segments: the Colleges, Schools, and Universities (“CSU”) segment and the Online Education Group (“OEG”) segment. Both segments are comprised of for-profit, postsecondary schools that offer a variety of degree and diploma programs. The CSU segment represents an aggregation of our campus-based operating divisions that provide educational services primarily in a classroom or laboratory setting. The OEG segment delivers educational services online through internet-based courses.

Our reportable segments have been determined based on the methodology used by management to evaluate performance and allocate resources. Management, including our chief operating decision maker, evaluates segment performance based on segment profit. This measure of profit excludes interest income, interest expense, and any unallocated corporate expenses. For the CSU segment, segment profit also includes share of affiliate earnings, which was $0.2 million and $0.1 million for the three months ended

September 30, 2004 and 2003, respectively, and $2.8 million and $2.2 million for the nine months ended September 30, 2004 and 2003, respectively. Adjustments to reconcile segment results to consolidated results are reflected in “Corporate expenses and other, net,” which includes unallocated corporate expenses and eliminations.

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

Summary financial information by reportable segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Revenue:
CSU	$334,101	$271,358	$977,393	$719,547
OEG	104,406	44,338	273,258	97,766
Total revenue	$438,507	$315,696	$1,250,651	$817,313
Segment Profit:
CSU	$39,794	$31,790	$123,385	$93,065
OEG	41,106	22,405	117,190	43,305
	80,900	54,195	240,575	136,370
Reconciling items:
Corporate expenses and other, net	(9,117)	(8,564)	(31,786)	(25,363)
Interest income	651	37	1,541	874
Interest expense	(525)	(423)	(2,067)	(1,374)
Total earnings before provision for income taxes	$71,909	$45,245	$208,263	$110,507
Depreciation and Amortization:
CSU	$12,024	$10,107	$34,171	$26,453
OEG	723	301	1,780	756
Corporate & other	2,108	1,328	4,891	3,555
Total depreciation and amortization	$14,855	$11,736	$40,842	$30,764

Our principal operations are located in the United States, and our results of operations and long-lived assets in geographic regions outside of the United States are not significant. During the three months and nine months ended September 30, 2004 and 2003, no individual customer accounted for more than 10% of our total revenue.

Note 9—Commitments and Contingencies

Developments have occurred with respect to the following legal proceedings to which we are a party. Our outstanding legal proceedings are discussed in further detail in Part I, Item 3 of our Annual Report on Form 10-K filed with the SEC on March 12, 2004, in Part II, Item 1 of our Quarterly Report on Form 10-Q filed with the SEC on May 7, 2004, and in Part II, Item 1 of our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2004.

Securities Litigation

Between December 9, 2003 and February 5, 2004, six purported class action lawsuits were filed in the United States District Court for the Northern District of Illinois by certain alleged purchasers of our common stock against us and certain of our executive officers, John M. Larson and Patrick K. Pesch. The cases purportedly are brought on behalf of all persons who acquired shares of our common stock during a specified class period in 2003. The complaints allege that in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder by the SEC, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of our business and prospects during the putative class period, causing the respective plaintiffs to purchase our common stock at artificially inflated prices. The plaintiffs further claim that John M. Larson and Patrick K. Pesch are liable under Section 20(a) of the Act. The plaintiffs ask for unspecified amounts in damages, interest, and costs, as well as ancillary relief. Five of these lawsuits were found to be related to the first filed lawsuit, captioned Taubenfeld v. Career Education Corporation et al. (No. 03 CV 8884), and have been reassigned to the same judge. On March 19, 2004, the court ordered these six cases to be consolidated and appointed Thomas Schroeder as lead plaintiff. On April 6, 2004, the court appointed the firm of Goodkind Labaton Rudoff & Sucharow LLP, which represents Mr. Schroder, as lead counsel. On June 17, 2004, plaintiffs filed a consolidated amended complaint. On July 30, 2004, we filed a motion to dismiss the consolidated complaint filed in these related actions. Plaintiffs filed their response to our motion to dismiss on September 17, 2004. We filed our reply in support of our motion to dismiss on October 8, 2004.

On January 5, 2004, a derivative action captioned McSparran v. John M. Larson et al. was filed in the United States District Court for the Northern District of Illinois on behalf of the Company against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, Nick Fluge, Jacob P. Gruver, and Todd H. Steele, and CEC as a nominal defendant. Each individual defendant is a current officer and/or director of the Company. The lawsuit alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and breach of fiduciary duties for insider selling and misappropriation of information, based on allegations of conduct similar to that complained of in the Taubenfeld complaint. The plaintiffs ask for unspecified amounts in damages, interest, and costs, as well as ancillary relief. On October 1, 2004, the Court ordered the McSparran case to be consolidated with the derivative action captioned Ulrich v. John M. Larson et al., which was filed in the United States District Court for the Northern District of Illinois on July 20, 2004 and names the same defendants and asserts the same claims as McSparran, and gave Plaintiffs until November 5, 2004 to file an Amended Consolidated Complaint. The case has been set for a status hearing on November 18, 2004.

On July 2, 2004, a derivative action captioned Xiao-Qiong Huang v. John M. Larson et al. was filed in the Circuit Court of Cook County, Illinois, Chancery Division, on behalf of CEC against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, Nick Fluge, and Jacob P. Gruver, and CEC as a nominal defendant. Each individual defendant is a current officer and/or directors of the Company. The lawsuit alleges breach of fiduciary duty and misappropriation of confidential information for personal profit by the individual defendants and seeks contribution and indemnification on behalf of CEC. The individual defendants and the Company have been served with the Complaint and defendants’ response is due on December 3, 2004.

Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of these matters. An unfavorable outcome could have a material adverse impact on our business, results of operations, and financial condition.

Action against Former Owners of Western School of Health and Business Careers

On March 12, 2004, Career Education Corporation and WAI, Inc. (“WAI”), a wholly owned subsidiary of CEC, filed suit in the United States District Court for the Western District of Pennsylvania, Pittsburgh Division, against the former owners of Western School of Health and Business Careers (“Western”), located in Pittsburgh, Pennsylvania. In the lawsuit, we allege that the former owner of Western made material misrepresentations of fact and breached certain representations and warranties regarding the accreditation of several programs of study being offered by the school and seek full indemnification for all losses, costs, and damages, including attorneys’ fees, resulting from the alleged misrepresentations and breaches. On July 12, 2004, CEC filed a similar complaint in the Court of Common Pleas of Allegheny County, Pennsylvania and subsequently voluntarily dismissed the federal lawsuit. The defendants presently have until November 17, 2004 to respond to the state court complaint. The alleged misrepresentations came to light during a routine change of ownership review undertaken by the Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”) subsequent to our acquisition of Western in August 2003. ACCSCT notified us on March 4, 2004, of discrepancies in accreditation documents related to several academic programs, and Western immediately suspended marketing, new enrollments, and disbursement of Title IV federal student financial aid funds for all affected programs. Western promptly applied for approval of all programs referenced in the lawsuit, and, in June 2004, both ACCSCT and the United States Department of Education (“DOE”) issued approval for the diploma programs. Western then resumed marketing, new enrollments, and disbursement of Title IV aid to students in the diploma programs. On July 12, 2004, ACCSCT approved the degree programs effective upon a demonstration that several stipulations have been addressed. Western addressed these stipulations to the satisfaction of ACCSCT, and marketing, new enrollments, and disbursement of Title IV funds to students in the degree programs has since resumed. We are working in close cooperation with ACCSCT and DOE officials to resolve any remaining issues in a manner that will best serve the interests of the students at Western. As a result of this matter, we may be required to reimburse the DOE for Title IV funds improperly disbursed in relation to the affected programs. The pending lawsuit seeks to recover any such funds from the former owners of Western.

Due to the inherent uncertainties of regulatory matters, we cannot predict the ultimate outcome of this matter. An unfavorable outcome could have a material adverse impact on our business, results of operations, and financial condition.

ERISA Litigation

On July 30, 2004, a purported class action was filed in the United States District Court for the Northern District of Illinois by a former CEC employee against CEC, CIGNA Corporation, John M. Larson, Patrick K. Pesch, Dennis H. Chookaszian, Robert E. Dowdell, Wallace O. Laub, Keith K. Ogata, Thomas B. Lally, Todd H. Steele, Nick Fluge, and Jacob Gruver. The class action is brought on behalf of the participants in and beneficiaries of the Company’s contributory profit sharing plan and the employee stock purchase plan (the “Plans”). The complaint alleges that the defendants breached their fiduciary duties to the Plans by, inter alia, failing to properly monitor the Plans’ fiduciaries and to provide complete and accurate information to the Plans’ participants regarding the Plans’ investment options, in violation of Sections 404 and 405 of the Employee Retirement Income Security Act. On August 12, 2004, the suit was voluntarily dismissed without prejudice.

Other Litigation and Investigations

On January 7, 2004, we received notification from the Midwest Regional Office of the Securities and Exchange Commission that it was conducting an inquiry concerning the Company and requested that we voluntarily provide certain information. On June 22, 2004, the SEC provided us with a copy of the formal order of investigation. On June 23, 2004, we received a subpoena requesting that we provide certain information regarding the SEC’s investigation. We are in the process of producing documents to the SEC and intend to cooperate with the SEC in its investigation.

On September 26, 2004, our Board of Directors announced that it had formed a special committee to conduct a thorough and independent investigation of allegations of securities law violations made against CEC. The special committee was formed on June 30, 2004, and is comprised of independent directors Dennis H. Chookaszian, chairman, Thomas B. Lally, and Keith K. Ogata. The special committee retained the law firm of McDermott, Will & Emery LLP on July 8, 2004 to represent and assist it in its review.

As a result of our inquiry to the Justice Department, we were advised that the Department is conducting an investigation concerning CEC. We made our inquiry to the Justice Department following published reports of an investigation. We were not provided with any information on the focus of the investigation.

On July 19, 2004, an amended complaint captioned Outten, et al v. Career Education Corporation et al. was filed in the Superior Court of the State of California, County of Los Angeles, against CEC and American InterContinental University (“AIU”). CEC has answered the amended complaint, denying all material allegations therein, and has raised various affirmative defenses. On October 6, 2004, plaintiffs filed a second amended complaint. The second amended complaint alleges that AIU violated the California Deceptive Practices Act, the California Consumer Legal Remedies Act, the California Education Code, and engaged in common law consumer fraud by allegedly misleading potential students regarding AIU’s placement, retention, and matriculation rates, engaging in financial aid improprieties, and engaging in admission improprieties. The suit appears to have been brought on behalf of all current and prior attendees of AIU residing in California. The plaintiffs ask for unspecified amounts in damages, interest, and costs, as well as ancillary relief.

Due to the inherent uncertainties of litigation and the SEC and Justice Department investigations, we cannot predict the ultimate outcome of these matters. An unfavorable outcome could have a material adverse impact on our business, results of operations, and financial condition.

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

Note 10—Student Receivable Allowance

Changes in our student receivable allowance during the three and nine months ended September 30, 2004, are as follows:

	Balance, Beginning of Period	Charges to Expense	Amounts Written- off	Balance as of 9/30/04
	(In thousands)
For the three months ended September 30, 2004	$44,855	$24,014	$(23,403)	$45,466
For the nine months ended September 30, 2004	$47,467	$64,626	$(66,627)	$45,466

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion below contains certain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual growth, results, performance, and business prospects and opportunities in 2004 and beyond could differ materially from what is expressed in, or implied by, any such forward-looking statements. See “Special Note Regarding Forward-Looking Statements” on page 34 for a discussion of risks and uncertainties that could cause or contribute to such material differences.

The following discussion and analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and attached Notes to Unaudited Condensed Consolidated Financial Statements appearing elsewhere herein.

Overview

We are a provider of private, for-profit, postsecondary education with 82 campuses throughout the United States, Canada, France, the United Kingdom, and the United Arab Emirates. We also offer online education programs through our Online Education Group, which includes American InterContinental University (“AIU”) Online and Colorado Technical University (“CTU”) Online. Our total student population as of October 31, 2004, was approximately 97,300 students, including total student population of the Online Education Group of approximately 20,900 students. Our schools enjoy long operating histories and offer a variety of doctoral degree, master’s degree, bachelor’s degree, associate degree, and diploma programs in career-oriented disciplines within our core curricula of:

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

Revenue

Our principal source of revenue is tuition collected from our students. The academic year is at least 30 weeks in length but varies both by individual school and program of study and is divided by term, which is determined by start dates, which also vary by school and program. Payment of each term’s tuition may be made by financial aid, full cash payment, an installment payment plan, or a combination thereof. Our schools charge tuition at varying amounts, depending on not only the particular school but also the type of program and the specific curriculum. Our schools typically increase tuition at least once per year.

Tuition revenue, including one-time fees, such as application fees, and fees for program materials, such as books and supplies, that are included as part of a single tuition charge, is recognized on a straight-line basis over the length of the applicable period of instruction. The portion of tuition payments received but not earned is recorded as deferred revenue. If a student withdraws from school prior to the completion of the term, we refund the portion of tuition already paid that, pursuant to our schools’ refund policies and applicable federal and state law and accrediting agency standards, we are not entitled to retain.

Once a student completes a certain minimum portion of the term, as defined pursuant to our schools’ refund policies and applicable federal and state law and accrediting agency standards, the student is not entitled to any refund of tuition paid.

Other revenue consists primarily of bookstore sales, student laptop computer sales, dormitory revenue, contract training revenue, restaurant revenue, cafeteria revenue, rental income, and placement revenue. Revenue from dormitory and cafeteria fees charged to students is recognized on a straight-line basis over the term of a student’s dormitory and cafeteria use. Other dormitory and cafeteria revenue is recognized upon delivery of goods or services. Bookstore sales, student laptop computer sales, contract training revenue, restaurant revenue, and placement revenue are recognized when services are performed or goods are delivered. While the reputations of some of our schools allow them to charge fees to employers for placement of our students, a majority of our placement services are provided at no cost to employers and do not result in the recognition of placement revenue. We do not charge fees to students as a result of a student’s placement. Placement revenue for the third quarter of 2004 and 2003, was $0.4 million and $0.3 million, respectively.

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

General and administrative expense includes salaries and benefits of personnel in corporate and school administration, marketing, admissions, accounting, human resources, financial aid, career services, legal and, compliance. Costs associated with advertising, development and production of marketing materials, occupancy of the corporate offices, and bad debt are also included in this expense category.

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

Share of Affiliate Earnings

Share of affiliate earnings represents our share of the income of American University in Dubai, United Arab Emirates (“AU Dubai”), in which we hold a 30% minority interest. Our interest in AU Dubai is accounted for using the equity method, and, therefore, the entity’s results of operations are not consolidated into our results of operations.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting policies generally accepted in the United States (“GAAP”). The application of GAAP may require management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience, assessment of current conditions, and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities and are not readily apparent from other sources. Critical accounting policies are defined as those that are reflective of significant judgments by management and uncertainties, and that could potentially result in materially different results under different assumptions and conditions. Although, historically, actual results have not deviated significantly from those determined using management’s estimates, as discussed below, our consolidated financial position or results of operations could be materially different if we were to report under different conditions or using different assumptions in the application of our critical accounting policies. The critical accounting policies discussed herein are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in the application of such principles.

There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result from the result derived from the application of our critical accounting policies. We believe that the following accounting policies are most critical to us, in that they represent the primary areas where financial information is subject to the application of management’s estimates, assumptions, and judgment in the preparation of our consolidated financial statements. Our significant accounting policies are discussed in Note 3 to our consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2004.

Revenue Recognition

Revenue is derived primarily from programs taught at our schools or online. Tuition revenue, including one-time fees, such as application fees, and fees for program materials, such as books and supplies, that are included as part of a single tuition charge, is recognized on a straight-line basis over the length of the applicable period of instruction. Revenue from dormitory and cafeteria fees charged to students is recognized on a straight-line basis over the term of a student’s dormitory and cafeteria use. Other dormitory and cafeteria revenue is recognized upon delivery of goods or services. Other revenue, such as bookstore sales, student laptop computer sales, contract training revenue, restaurant revenue, and placement revenue, is recognized as services are performed or goods are delivered. The portion of payments received but not earned is recorded as deferred revenue and reflected as a current liability on our consolidated balance sheet as such amount represents revenue that we expect to earn within the next year. Refunds are calculated and paid in accordance with applicable federal, state, and accrediting agency standards and school policy.

Allowance for Doubtful Accounts

Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to tuition receivables. Our schools calculate and record allowances for doubtful accounts based on a standard allowance methodology developed by corporate financial management. Our standard allowance methodology considers, among other things, a student’s status (in-school or out-of-school), whether or not additional financial aid funding will be collected from Title IV programs or other sources, whether or not a student is currently making payments, and overall collections history. Changes in trends in any of these factors or adjustments to our standard allowance methodology, which is evaluated for propriety on a regular basis and amended as necessary, may impact our allowance for doubtful accounts. In accordance with our standard allowance methodology, we fully reserve for the receivable balances of withdrawn students with outstanding obligations of sixty days or more within thirty days following the later of the student’s withdrawal date or the date of the student’s last payment. Corporate financial management reviews the allowance calculations completed by each of our schools to ensure compliance with our standard reserve methodology and, based on judgment and consideration of emerging trends and existing facts and circumstances, may increase the allowance to ensure the adequacy of the consolidated balance. As described in Item 4. “Controls and Procedures” in Part I of this Form 10-Q, Navigant Consulting, Inc. is providing independent forensic accounting services in connection with an investigation by a special committee of our Board of Directors concerning allegations relating to previously reported financial information and related matters, including our methodology for establishing the allowance for doubtful accounts.

Our bad debt expense as a percentage of revenue for the three months ended September 30, 2004, was 5.5%, relative to bad debt expense as a percentage of revenue of 5.1% for the three months ended June 30, 2004, 4.9% for the three months ended March 31, 2004, 5.1% for the three months ended December 31, 2003, and 4.8% for the three months ended September 30, 2003.

Because a substantial portion of our revenue is derived from Title IV programs, any legislative or regulatory action that significantly reduces the funding available under Title IV programs or the ability of our students or schools to participate in Title IV programs could have a material effect on our business, results of operations and financial condition, including the realizability of our receivables.

Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite-lived intangible assets are reviewed for impairment on, at least, an annual basis by applying a fair-value-based test. In evaluating the recoverability of the carrying value of goodwill and other indefinite-lived intangible assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of our reporting units and our indefinite-lived intangible assets. If our fair value estimates or related assumptions change in the future, we may be required to record impairment charges related to goodwill or other indefinite-lived intangible assets.

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

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires the recognition of deferred income taxes based upon the tax consequences of temporary differences between financial reporting and income tax reporting by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

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

INSEEC Group

On February 18, 2003, we acquired 100% of the issued and outstanding stock of Formastrat SA and its subsidiaries, also known as the INSEEC Group, for approximately $18.9 million, including assumed debt of $3.2 million, primarily with funds obtained under our U.S. Credit Agreement. We acquired the company primarily because of its potential for market leadership, the economic attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. The acquisition of the INSEEC Group also has provided us with a platform for additional expansion in Europe. We have promoted continued growth of the INSEEC Group since the acquisition date by expanding its marketing channels and adding new programs.

Whitman Education Group, Inc.

On July 1, 2003, we acquired 100% of the issued and outstanding stock of Whitman Education Group, Inc. (“Whitman”) for approximately $267.8 million in cash and stock. In connection with the acquisition, Whitman shareholders received an aggregate of approximately 4.4 million shares of our common stock (0.276 shares of our common stock for each share of Whitman common stock owned at closing) and approximately $95.4 million in cash ($6.00 for each share of Whitman common stock owned at closing). Whitman was a proprietary provider of career-oriented postsecondary education. Through three wholly owned subsidiaries, Whitman operated 22 schools in 13 states that offer a range of health education, information technology, and business studies. We acquired Whitman primarily because of its schools’ potential for market leadership, the economic attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. Our acquisition of Whitman also has allowed us to enhance our position in the health education field and further expand our presence in the fields of information technology and business studies. We have increased the schools’ enrollments since the acquisition date by expanding the schools’ marketing capabilities, entering new geographic markets, augmenting program offerings, and expanding Whitman’s regionally accredited online learning platform.

Additionally, each outstanding option to purchase Whitman stock, whether vested or unvested, was cancelled by Whitman upon consummation of the acquisition and exchanged for cash equal to the positive difference, if any, between (1) the equivalent cash value of the per share consideration of approximately $14.82 and (2) the per share exercise price of the option in accordance with Whitman’s option plan and purchase agreement. Cash consideration of approximately $23.4 million was paid to Whitman option holders. This amount was recorded as a liability on Whitman’s balance sheet prior to the acquisition.

Cash consideration paid to Whitman shareholders and option holders of approximately $118.8 million was funded primarily with borrowings under our U.S. Credit Agreement.

Western School of Health and Business Careers

On August 5, 2003, we acquired certain assets and assumed certain liabilities of Western School of Health and Business Careers (“Western”) for approximately $7.7 million primarily with funds borrowed under our U.S. Credit Agreement. Western, based in Pittsburgh, Pennsylvania, provides private, for-profit, postsecondary education leading to an associate degree or a diploma in the career-oriented disciplines of health education and business studies. We acquired Western primarily because of its potential for market leadership, the economic attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. Our acquisition of Western also has expanded our national presence in the health education field. We have increased the school’s enrollments by enhancing the school’s marketing capabilities and augmenting program offerings.

Results of Operations

The following table summarizes our operating results as a percentage of total revenue for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUE:
Tuition and registration fees	92.7%	91.1%	92.7%	91.3%
Other	7.3	8.9	7.3	8.7
Total revenue	100.0	100.0	100.0	100.0
OPERATING EXPENSES:
Educational services and facilities	33.2	35.7	32.8	36.3
General and administrative	47.1	46.2	47.4	46.6
Depreciation and amortization	3.4	3.7	3.3	3.8
Total operating expenses	83.7	85.6	83.5	86.7
Income from operations	16.3	14.4	16.5	13.3
OTHER INCOME (EXPENSE):
Interest income	0.1	—	0.1	0.1
Interest expense	(0.1)	(0.1)	(0.1)	(0.2)
Share of affiliate earnings	—	—	0.2	0.3
Total other income (expense)	—	(0.1)	0.2	0.2
Income before provision for income taxes	16.3	14.3	16.7	13.5
PROVISION FOR INCOME TAXES	6.6	5.8	6.7	5.5
NET INCOME	9.7%	8.5%	10.0%	8.0%

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenue.

Colleges, Schools and Universities Revenue.   Revenue for the Colleges, Schools and Universities (“CSU”) segment for the three months ended September 30, 2004 and 2003, was as follows:

	2004	2003
	(In thousands)
Tuition and registration fees	$306,364	$247,090
Other	27,737	24,268
Total revenue	$334,101	$271,358

CSU tuition and registration fee revenue increased $59.3 million or 24%, from $247.1 million in the third quarter of 2003 to $306.4 million in the third quarter of 2004. The increase is primarily attributable to revenue generated by CSU schools on a same-school basis (i.e., CSU schools acquired or opened on or prior to July 1, 2003, collectively discussed as “CSU same schools”). The CSU same-school revenue increase is attributable to an approximate 24% increase in same-school student population from July 31, 2003 to July 31, 2004, and an approximate 7% increase in same-school average third quarter revenue per student. The increase is also attributable to CSU schools acquired or opened after July 1, 2003 (Western School of Health and Business Careers, Le Cordon Bleu College of Culinary Arts Las Vegas, IADT Detroit, AIU Houston, Le Cordon Bleu College of Culinary Arts Atlanta, IADT Las Vegas, IADT Nashville, and Le Cordon Bleu College of Culinary Arts Miami, collectively discussed as “CSU new schools”).

CSU other revenue increased $3.5 million or 14%, from $24.3 million in the third quarter of 2003 to $27.7 million in the third quarter of 2004. This increase is attributable to other revenue generated by CSU new schools and CSU same-school other revenue growth, which is due primarily to the increase in CSU same-school student population mentioned above.

Online Education Group Revenue.   Revenue for the Online Education Group (“OEG”) segment for the three months ended September 30, 2004 and 2003, was as follows:

	2004	2003
	(In thousands)
Tuition and registration fees	$100,192	$40,485
Other	4,214	3,853
Total revenue	$104,406	$44,338

OEG tuition and registration fee revenue increased $59.7 million or 148%, from $40.5 million in the third quarter of 2003 to $100.2 million in the third quarter of 2004. The OEG revenue growth is primarily attributable to an approximate 151% increase in student population from July 31, 2003, to July 31, 2004. Also, during the first quarter of 2004, OEG schools began including fees for certain required program materials, such as books and supplies, as part of a single tuition charge. Revenue associated with the sale of such program materials is included in tuition and registration fee revenue. Previously, these program materials were sold and billed to students separately from tuition, and the related revenue was recorded as a component of other revenue.

OEG other revenue increased $0.4 million or 9%, from $3.9 million in the third quarter of 2003 to $4.2 million in the third quarter of 2004. This increase is primarily attributable to the increase in OEG average student population mentioned above. The disproportionate growth of third quarter OEG other revenue relative to the growth of third quarter OEG tuition and registration fee revenue is primarily attributable to the change in billing for required program materials discussed above.

Educational Services and Facilities Expense.   Educational services and facilities expense increased $32.9 million or 29%, from $112.6 million in the third quarter of 2003 to $145.5 million in the third quarter of 2004. The increase is due primarily to a $27.4 million increase in CSU segment educational services and facilities expense. The CSU segment increase in educational services and facilities expense is attributable primarily to educational services and facilities expense incurred on a CSU same-school basis and represents increases in variable expenses necessary to support the increase in CSU same-school student population mentioned above, additional student service activities designed to improve retention, an increase in curriculum development activities, and increased occupancy costs associated with facility upgrades and expansions during 2003 and 2004. A portion of this increase is also attributable to CSU new-schools. The increase in CSU educational services and facilities expense accounted for approximately 24 percentage points of the total 29% increase. Approximately $4.6 million or 4 percentage points of the total increase is attributable to additional educational services and facilities expense incurred by the OEG segment, associated primarily with increases in variable expenses necessary to support the increase in OEG student population mentioned above.

General and Administrative Expense.   General and administrative expense increased $60.7 million or 42%, from $145.8 million in the third quarter of 2003 to $206.6 million in the third quarter of 2004. The increase is primarily attributable to a $36.3 million increase in general and administrative expense incurred by our OEG segment, associated primarily with an increase in advertising, marketing, and admissions costs incurred in support of increased OEG student lead, enrollment, and start volume, an increase in financial aid, costs associated with OEG’s new admissions facility in Portland, Oregon, career services costs necessary to support the increase in OEG student population mentioned above, and an increase in bad debt expense. The increase in OEG general and administrative expense accounted for approximately 25 percentage points of the total 42% increase. Approximately $25.5 million or 18 percentage points of the total increase is attributable to additional general and administrative expense incurred by the CSU segment. A significant portion of this increase is attributable to an increase in advertising, marketing, and admissions costs incurred in support of increased CSU student lead, enrollment, and start volume, an increase in financial aid and career services costs necessary to support the increase in CSU student population mentioned above, and an increase in bad debt expense, as discussed below.

Increases in CSU and OEG general and administrative expense were offset, in part, by a $1.1 million decrease in net unallocated corporate general and administrative expense, representing approximately 1 percentage point of the total 42% increase. The decrease in net unallocated corporate general and administrative expense is attributable to a $9.2 million or 66% increase in management fees charged to our schools, offset, in part, by an $8.1 million or 39% increase in corporate general and administrative expenses, which includes increases in legal and other professional service fees. General and administrative expense for the third quarter of 2004 includes expenses of approximately $3.0 million related to legal and other professional service fees in connection with the ongoing SEC investigation, the investigation being conducted by the special committee of our Board of Directors, and the shareholders’ class action and derivative lawsuits. We expect legal and other professional service fees to continue to remain at elevated levels for the foreseeable future as a result of these matters and others discussed in Item 1. “Legal Proceedings” in Part II of this Form 10-Q.

Bad debt expense, which is included in general and administrative expense, increased $8.8 million or 57%, from $15.3 million in the third quarter of 2003 to $24.0 million in the third quarter of 2004, and bad debt expense as a percentage of revenue increased from 4.8% during the third quarter of 2003 to 5.5% during the third quarter of 2004. This increase in bad debt expense as a percentage of revenue is primarily attributable to a higher rate of attrition, due to, among other things, the introduction by our CSU schools during the third quarter of 2003 of tougher credit standards and more aggressive cash collection practices, which caused a larger portion of our receivables to be due from students who did not complete their programs. These students represent a greater credit risk than do those who complete their programs. Also contributing to the increase in bad debt as a percentage of revenue, rising tuition rates have increased the gap between program costs and available financial aid funding, requiring a significant percentage of our students to enter into payment arrangements with larger monthly payments and terms that may extend beyond their scheduled graduation dates.

Depreciation and Amortization Expense.   Depreciation and amortization expense increased $3.1 million or 27%, from $11.7 million in the third quarter of 2003 to $14.9 million in the third quarter of 2004. Depreciation expense increased $2.8 million or 24%, from $11.5 million in the third quarter of 2003 to $14.3 million in the third quarter of 2004, primarily as a result of depreciation expense recorded in connection with 2003 and 2004 capital expenditures. Amortization expense increased $0.3 million or 130%, from $0.2 million in the third quarter of 2003 to $0.6 million in the third quarter of 2004.

Income from Operations.   Income from operations during the three months ended September 30, 2004 and 2003, was as follows:

	2004	2003
	(In thousands)
CSU	$39,585	$31,694
OEG	41,106	22,405
Corporate, eliminations, and other	(9,117)	(8,564)
Total income from operations	$71,574	$45,535

Income from operations increased $26.0 million or 57%, from $45.5 million in the third quarter of 2003 to $71.6 million in the third quarter of 2004. Approximately $7.9 million or 17 percentage points of the total increase is attributable to an increase in CSU operating income, and approximately $18.7 million or 41 percentage points of the total increase is attributable to the growth of OEG operating income. These increases were offset, in part, by an increase in net unallocated corporate expenses, representing approximately 1 percentage point of the total increase.

Interest Income.   Interest income increased $0.6 million, from $0.04 million in the third quarter of 2003 to $0.7 million in the third quarter of 2004, as a result of an increase in average invested cash balances.

Interest Expense.   Interest expense increased $0.1 million or 24% from $0.4 million in the third quarter of 2003 to $0.5 million in the third quarter of 2004.

Share of Affiliate Earnings.   Share of affiliate earnings from our 30% minority interest in American University in Dubai, United Arab Emirates, which is included in the results of our CSU segment, increased $0.1 million or 118%, from $0.1 million during the third quarter of 2003 to $0.2 million during the third quarter of 2004.

Provision for Income Taxes.   Provision for income taxes increased $10.6 million or 58%, from $18.3 million in the third quarter of 2003 to $28.9 million in the third quarter of 2004, primarily as a result of an increase in pretax income during the third quarter of 2004 of $26.7 million, offset, in part, by a reduction of our effective income tax rate from 40.50% during the third quarter of 2003 to 40.25% during the third quarter of 2004. Future changes in the proportionate distribution of our total pretax income among the tax jurisdictions in which we operate may impact our effective income tax rate.

Net Income.   Net income increased $16.0 million or 60%, from $26.9 million in the third quarter of 2003 to $43.0 million in the third quarter of 2004, due to the cumulative effect of the factors noted above.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenue.

CSU Revenue.   Revenue for the CSU segment for the nine months ended September 30, 2004 and 2003, was as follows:

	2004	2003
	(In thousands)
Tuition and registration fees	$903,373	$657,040
Other	74,020	62,507
Total revenue	$977,393	$719,547

CSU tuition and registration fee revenue increased $246.3 million or 37%, from $657.0 million for the nine months ended September 30, 2003, to $903.4 million for the nine months ended September 30, 2004. The increase is primarily attributable to revenue generated by CSU schools acquired or opened after January 1, 2003 (the INSEEC Group, Whitman Education Group, Western School of Health and Business Careers, Le Cordon Bleu College of Culinary Arts Las Vegas, IADT Detroit, AIU Houston, Le Cordon Bleu College of Culinary Arts Atlanta, IADT Las Vegas, IADT Nashville, and Le Cordon Bleu College of Culinary Arts Miami, collectively discussed as “CSU new schools”). Also contributing to the CSU tuition and registration revenue increase was an increase in CSU tuition and registration fee revenue on a same-school basis (i.e., CSU schools acquired or opened on or prior to January 1, 2003, collectively discussed as “CSU same schools”). The CSU same-school revenue increase is attributable to an approximate 27% increase in average same-school student population during the nine months ended September 30, 2004, relative to average same-school student population during the nine months ended September 30, 2003, and an approximate 3% increases in same-school average revenue per student during the nine months ended September 30, 2004.

CSU other revenue increased $11.5 million or 18%, from $62.5 million for the nine months ended September 30, 2003, to $74.0 million for the nine months ended September 30, 2004. This increase is attributable to other revenue generated by CSU new schools and CSU same-school other revenue growth, which is due primarily to the increase in CSU same-school student population mentioned above.

Online Education Group Revenue.   Revenue for the OEG segment for the nine months ended September 30, 2004 and 2003, was as follows:

	2004	2003
	(In thousands)
Tuition and registration fees	$256,429	$89,152
Other	16,829	8,614
Total revenue	$273,258	$97,766

OEG tuition and registration fee revenue increased $167.3 million or 188%, from $89.2 million for the nine months ended September 30, 2003 to $256.4 million for the nine months ended September 30, 2004. The OEG revenue growth is primarily attributable to an approximate 181% increase in average student population during the nine months ended September 30, 2004, relative to average student population during the nine months ended September 30, 2003. Also, during the first quarter of 2004, OEG schools began including fees for certain required program materials, such as books and supplies, as part of a single tuition charge. Revenue associated with the sale of such program materials is included in tuition and registration fee revenue. Previously, these program materials were sold and billed to students separately from tuition, and the related revenue was recorded as a component of other revenue.

OEG other revenue increased $8.2 million or 95%, from $8.6 million for the nine months ended September 30, 2003, to $16.8 million for the nine months ended September 30, 2004. This increase is primarily attributable to the increase in OEG average student population mentioned above. The disproportionate growth of OEG other revenue during the nine months ended September 30, 2004, relative to the growth of OEG tuition and registration fee revenue during the nine months ended September 30, 2004, is primarily attributable to the change in billing for required program materials discussed above.

Educational Services and Facilities Expense.   Educational services and facilities expense increased $114.1 million or 38%, from $296.8 million for the nine months ended September 30, 2003, to $410.8 million for the nine months ended September 30, 2004. The increase is primarily attributable to a $97.5 million increase in CSU segment educational services and facilities expense, due primarily to educational services and facilities expense incurred by CSU new schools. A significant portion of this increase is also attributable to increases in variable expenses necessary to support the increase in CSU same-school student population mentioned above, additional student service activities designed to improve retention, an increase in curriculum development activities, and increased occupancy costs associated with facility upgrades and expansions during 2003 and 2004. The increase in CSU educational services and facilities expense accounted for approximately 33 percentage points of the total 38% increase. Approximately $13.3 million or 5 percentage points of the total increase is attributable to additional educational services and facilities expense incurred by the OEG segment, associated primarily with increases in variable expenses necessary to support the increase in OEG student population mentioned above.

General and Administrative Expense.   General and administrative expense increased $212.0 million or 56%, from $380.9 million for the nine months ended September 30, 2003, to $593.0 million for the nine months ended September 30, 2004. The increase is primarily attributable to a $123.0 million increase in CSU segment general and administrative expense, due primarily to general and administrative expense incurred by CSU new schools. A significant portion of this increase is attributable to an increase in advertising, marketing, and admissions costs incurred in support of increased CSU student lead, enrollment, and start volume, an increase in financial aid and career services costs necessary to support the increase in CSU student population mentioned above, and an increase in bad debt expense, as discussed below. The increase in CSU general and administrative expense accounted for approximately 32 percentage points of the total 56% increase. Approximately $87.3 million or 23 percentage points of the total increase is attributable to additional general and administrative expense incurred by our OEG segment, associated primarily with an increase in advertising, marketing, and admissions costs incurred in support of increased OEG student lead, enrollment, and start volume, an increase in financial aid, costs associated with OEG’s new admissions facility in Portland, Oregon, career services costs necessary to support the increase in OEG student population mentioned above, and an increase in bad debt expense.

The remaining $1.8 million increase in general and administrative expenses, representing approximately 1 percentage points of the total 56% increase, is attributable an increase in net unallocated corporate general and administrative expense. The increase in net unallocated corporate general and administrative expense is attributable to a $29.9 million or 50% increase in corporate general and administrative expenses, which includes increases in legal and other professional fees, offset, in part, by a $26.8 million or 66% increase in management fees charged to our schools. General and administrative expense for the nine months ended September 30, 2004, includes expenses of approximately $5.2 million related to legal and other professional service fees in connection with the ongoing SEC investigation, the investigation being conducted by the special committee of our Board of Directors, and the shareholders’ class action and derivative lawsuits. We expect legal and other professional service fees to continue to remain elevated for the foreseeable future as a result of these matters and others discussed in Item 1. “Legal Proceedings” in Part II of this Form 10-Q.

Bad debt expense, which is included in general and administrative expense, increased $30.0 million or 87%, from $34.6 million for the nine months ended September 30, 2003, to $64.6 million for the nine months ended September 30, 2004, and bad debt expense as a percentage of revenue increased from 4.2% during the nine months ended September 30, 2003, to 5.2% during the nine months ended September 30, 2004. This increase in bad debt expense as a percentage of revenue is primarily attributable to a higher rate of attrition, due to, among other things, the introduction by our CSU schools during the third quarter of 2003 of tougher credit standards and more aggressive cash collection practices, which caused a larger portion of our receivables to be due from students who did not complete their programs. These students represent a greater credit risk than do those who complete their programs. Also contributing to the increase in bad debt as a percentage of revenue, rising tuition rates have increased the gap between program costs and available financial aid funding, requiring a significant percentage of our students to enter into payment arrangements with larger monthly payments and terms that may extend beyond their scheduled graduation dates.

Depreciation and Amortization Expense.   Depreciation and amortization expense increased $10.1 million or 33%, from $30.8 million for the nine months ended September 30, 2003, to $40.8 million for the nine months ended September 30, 2004. Depreciation expense increased $9.9 million or 33%, from $30.0 million for the nine months ended September 30, 2003, to $40.0 million for the nine months ended September 30, 2004, primarily as a result of depreciation expense recorded in connection with 2003 and 2004 capital expenditures. Amortization expense increased $0.1 million or 17%, from $0.8 million for the nine months ended September 30, 2003, to $0.9 million for the nine months ended September 30, 2004.

Income from Operations.   Income from operations during the nine months ended September 30, 2004 and 2003, was as follows:

	2004	2003
	(In thousands)
CSU	$120,586	$90,898
OEG	117,190	43,305
Corporate, eliminations, and other	(31,786)	(25,363)
Total income from operations	$205,990	$108,840

Income from operations increased $97.2 million or 89%, from $108.8 million for the nine months ended September 30, 2003, to $206.0 million for the nine months ended September 30, 2004. Approximately $29.7 million or 27 percentage points of the total increase is attributable to an increase in CSU operating income, and approximately $73.9 million or 68 percentage points of the total increase is attributable to the growth of OEG operating income. Increases in CSU and OEG income from operations were offset, in part, by an increase in net unallocated corporate expenses, intercompany eliminations, and other items of approximately $6.4 million, which accounted for 6 percentage points of the total 89% operating income increase.

Interest Income.   Interest income increased $0.7 million or 76%, from $0.9 million for the nine months ended September 30, 2003, to $1.5 million for the nine months ended September 30, 2004, due to an increase in average invested cash balances.

Interest Expense.   Interest expense increased $0.7 million or 50% from $1.4 million for the nine months ended September 30, 2003, to $2.1 million for the nine months ended September 30, 2004, attributable primarily to an increase in average revolving borrowings under our outstanding credit agreements, offset, in part, by a decrease in the average interest rate paid on such revolving borrowings.

Share of Affiliate Earnings.   Share of affiliate earnings from our 30% minority interest in American University in Dubai, United Arab Emirates, which is included in the results of our CSU segment, increased

$0.6 million or 29%, from $2.2 million for the nine months ended September 30, 2003, to $2.8 million for the nine months ended September 30, 2004.

Provision for Income Taxes.   Provision for income taxes increased $39.1 million or 87%, from $44.8 million for the nine months ended September 30, 2003, to $83.8 million for the nine months ended September 30, 2004, primarily as a result of an increase in pretax income during the nine months ended September 30, 2004, of $97.8 million, offset, in part, by a reduction of our effective income tax rate from 40.50% during the nine months ended September 30, 2003 to 40.25% during the nine months ended September 30, 2004. Future changes in the proportionate distribution of our total pretax income among the tax jurisdictions in which we operate may impact our effective income tax rate.

Net Income.   Net income increased $58.7 million or 89%, from $65.8 million for the nine months ended September 30, 2003, to $124.4 million for the nine months ended September 30, 2004, due to the cumulative effect of the factors noted above.

Seasonality

Our results of operations fluctuate primarily as a result of changes in the level of student enrollment at our schools. Our schools experience a seasonal increase in new enrollments in the fall, traditionally when the largest number of new high school graduates begin postsecondary education. Furthermore, although we encourage year-round attendance at all schools, some programs at certain schools include summer breaks. As a result of these factors, total student enrollment and revenue are typically highest in the fourth quarter (October through December) and lowest in the second quarter (April through June). However, our costs and expenses do not fluctuate as significantly on a quarterly basis, except for admissions and advertising costs, which are typically higher in the second and third quarter in support of seasonally high enrollments. We anticipate that these seasonal trends will continue.

Liquidity and Capital Resources

As of September 30, 2004, we had cash and cash equivalents of $274.5 million, compared to cash and cash equivalents of $161.2 million as of December 31, 2003. Our cash flows from operations have been highly reliable and adequate relative to our liquidity requirements. We finance our operating activities and our organic growth primarily through cash generated from operations. We finance acquisitions primarily through funding from a combination of equity issuances, credit facility borrowings, and cash generated from operations. Management anticipates that we will be able to satisfy the cash requirements of our ongoing business for the foreseeable future primarily with cash generated by operations, existing cash balances, and, if necessary, borrowings under our existing credit agreements.

Our primary source of cash is tuition collected from our students. Our students finance tuition costs through the use of a variety of fund sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, private and institutional scholarships, and cash payments.

The U.S. Department of Education (“DOE”) requires that we keep Title IV program funds collected in satisfaction of unbilled program charges in separate cash accounts until the students are billed for the program costs related to the Title IV program funds collected. In addition, all funds transferred to our schools through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of September 30, 2004, the balance of such funds held in separate cash accounts is not significant. The restrictions on any cash held in these accounts have not significantly affected our ability to fund daily operations.

Operating Activities.   Net cash provided by operating activities increased $68.0 million or 118%, from $57.5 million during the third quarter of 2003 to $125.6 million during the third quarter of 2004. The increase is primarily attributable to a $66.6 million decrease in net operating assets and liabilities during the third quarter of 2004 relative to a $4.5 million decrease in net operating assets and liabilities during the third quarter of 2003, offset, in part, by a decrease in the non-cash tax benefit of stock option exercises from $24.3 million during the third quarter of 2003 to $0.6 million during the third quarter of 2004. The increase is also attributable to an increase in net income of approximately $16.0 million and an increase in depreciation and amortization expense of $3.1 million.

Net receivables increased $14.4 million or 12%, from $117.4 million as of December 31, 2003, to $131.8 million as of September 30, 2004. Quarterly Days Sales Outstanding (DSO) were 28 days as of September 30, 2004. This represents a five-day decrease from DSO as of September 30, 2003, of 33 days and a one-day decrease from DSO as of December 31, 2003, of 29 days. The decreases in DSO are attributable primarily to the implementation during the third quarter of 2003 of more aggressive cash collections practices and stricter credit standards. We calculate DSO by dividing the sum of net student receivables and net other receivables by quarterly average daily revenue. Quarterly average daily revenue is computed by dividing quarterly total revenue by the total number of days in the quarter.

Our allowance for doubtful student receivables as a percentage of gross student receivables decreased from 30.2% as of December 31, 2003, to 26.4% as of September 30, 2004, reflecting a shift in the proportionate composition of our total gross student receivables towards in-school student receivables. Gross in-school student receivables as a percentage of total gross student receivables increased from 57% as of December 31, 2003, to 64% as of September 30, 2004.

Prepaid expenses and other current assets decreased $7.0 million or 17%, from $40.9 million as of December 31, 2003, to $33.9 million as of September 30, 2004. The decrease is primarily attributable to a $4.1 million purchase accounting adjustment recorded during 2004 to reduce the carrying value of the estimated income tax receivable acquired in connection with our purchase of Whitman Education Group.

Accrued expenses increased $36.0 million or 44%, from $82.6 million as of December 31, 2003, to $118.5 million as of September 30, 2004. The increase is primarily attributable to a $15.7 million increase in accrued payroll and benefits, an approximate $9.0 million increase in accrued advertising and production costs, and an approximate $6.0 million increase in accrued legal fees. These and other increases were offset, in part, by a $7.5 million decrease in our accrued income tax liability, primarily attributable to 2004 estimated federal and state income tax payments and the current income tax benefit of 2004 stock option exercises.

Investing Activities.   Capital expenditures increased $15.0 million or 59%, from $25.5 million during the third quarter of 2003 to $40.5 million during the third quarter of 2004. Capital expenditures during the third quarter of 2004, which represented approximately 9.2% of total revenue during the three months ended September 30, 2004, included, among other things, investments in leasehold improvements in connection with new and expanded facilities and capital equipment purchases necessitated by increasing student population. Approximately 50% of our total capital expenditures during the third quarter of 2004 were made in connection with expansion projects. We expect capital expenditures to be approximately 8.5% of total revenue during the year ended December 31, 2004, as additional schools are opened, student population increases, and current facilities and equipment are upgraded and expanded. We finance capital expenditures primarily with cash generated from operations.

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

On August 5, 2003, we acquired certain assets and assumed certain liabilities of Western School of Health and Business Careers for approximately $7.7 million, excluding estimated acquisition costs of $0.4 million, primarily with funds obtained under our U.S. Credit Agreement.

Financing Activities and Capital Resources.   On December 19, 2002, we entered into an unsecured credit agreement (the “U.S. Credit Agreement”) with a syndicate of financial institutions, represented by, among others, a U.S. administrative agent. Under our U.S. Credit Agreement, we may borrow up to the U.S. dollar equivalent of $200.0 million in U.S. dollars and various foreign currencies under a revolving credit facility and obtain up to the U.S. dollar equivalent of $100.0 million in standby letters of credit in U.S. dollars and various foreign currencies. Outstanding letters of credit reduce the availability of borrowings under the revolving credit facility. At any time during the three-year period after December 19, 2002, provided no default under the U.S. Credit Agreement then exists and subject to adequate subscription fulfillment, we may, upon notice to, but without the consent of, the administrative agent and the lenders, increase the revolving credit facility under our U.S. Credit Agreement up to the U.S. dollar equivalent of $275.0 million. Subject to the satisfaction of certain conditions precedent under the U.S. Credit Agreement, we may prepay outstanding loans under the U.S. Credit Agreement at any time and without penalty. The stated maturity of our U.S. Credit Agreement is December 19, 2007.

Borrowings under the U.S. Credit Agreement bear interest at variable rates per annum that are tied to the prime rate and the eurocurrency rate as follows:

(1)          the higher of (a) the U.S. administrative agent’s prime rate or (b) the federal funds rate plus 50 basis points, plus a specified number of basis points, ranging from 0 to 50 (based on our consolidated leverage ratio), or

(2)          the British Bankers Association Interest Settlement Rate, plus a specified number of basis points, ranging from 75 to 150 (based upon our consolidated leverage ratio).

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

Our domestic subsidiaries, jointly and severally, have guaranteed repayment of our obligations under the U.S. Credit Agreement. Under the U.S. Credit Agreement, we are limited in our ability to take certain actions, including, among other things, consummating certain acquisitions or mergers, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring other debt in excess of specified amounts, prepaying other debt, and making certain investments. We are also required to satisfy certain financial covenants on a periodic basis, including the maintenance of a maximum consolidated leverage ratio of 2.25:1, a minimum fixed charge coverage ratio of 1.50:1, a minimum level of consolidated net worth, and a minimum annual consolidated Department of Education financial responsibility composite score of 1.50. As of September 30, 2004, we were in compliance with the covenants of our U.S. Credit Agreement.

As of September 30, 2004, we had outstanding under our U.S. Credit Agreement revolving loans totaling $14.3 million and outstanding letters of credit totaling $16.7 million. The availability under our U.S. Credit Agreement as of September 30, 2004 was $169.0 million.

During the first quarter of 2003, we entered into an interest rate swap agreement to effectively fix at 3.76% the rate of interest payable by us on a certain portion of the $16.4 million, denominated in €13.5 million, borrowed during 2003 under our U.S. Credit Agreement to finance our acquisition of the INSEEC Group. Approximately €2.0 million of this borrowing was repaid during the second quarter of 2004. The notional amount of the interest rate swap, originally €12.0 million, decreased to €9.0 million on September 28, 2004, subsequent to the debt repayment discussed above, and will continue to decrease by €1.5 million every three months through the March 28, 2006, expiration date. The impact of the interest rate swap agreement on our consolidated financial position and results of operations and cash flows during the three months and nine months ended September 30, 2004, was not significant.

On February 18, 2003, our Canadian subsidiaries entered into an unsecured credit agreement (“Canadian Credit Agreement”) with a syndicate of financial institutions, represented by, among others, a Canadian administrative agent. Under our Canadian Credit Agreement, our Canadian subsidiaries may borrow up to the U.S. dollar equivalent of $10.0 million in Canadian dollars under a revolving credit facility. Subject to the satisfaction of certain conditions precedent under the Canadian Credit Agreement, we may prepay outstanding loans under the Canadian Credit Agreement at any time and without penalty. The stated maturity of our Canadian Credit Agreement is December 19, 2007.

Borrowings under the Canadian Credit Agreement bear interest at variable rates per annum that are tied to the prime rate and the eurocurrency rate as follows:

(1)          the higher of (a) the Canadian administrative agent’s prime rate or (b) the average rate for 30-day Canadian Dollar Banker’s Acceptances plus 75 basis points, plus a specified number of basis points, ranging from 0 to 50 (based on our consolidated leverage ratio), or

(2)          the British Bankers Association Interest Settlement Rate for Canadian dollars, plus a specified number of basis points, ranging from 75 to 150 (based upon our consolidated leverage ratio).

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

CEC has guaranteed repayment of our Canadian subsidiaries’ obligations under the Canadian Credit Agreement. Under the Canadian Credit Agreement, our Canadian subsidiaries are limited in their ability to take certain actions, including, among other things, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring other debt in excess of specified amounts, prepaying other debt, and making certain investments. As of September 30, 2004, our Canadian subsidiaries were in compliance with the covenants of our Canadian Credit Agreement.

As of September 30, 2004, we had outstanding under our Canadian Credit Agreement revolving loans totaling $2.8 million. The availability under our Canadian Credit Agreement as of September 30, 2004, was $7.2 million.

On December 10, 2003, we entered into an agreement with Stillwater National Bank and Trust Company (“Stillwater”) to purchase certain private student loans originated by Stillwater. The private student loans subject to this purchase agreement are made by Stillwater to students at our schools whose credit score is less than the minimum credit score required under our recourse loan agreement with Sallie Mae. Under the terms of the purchase agreement, Stillwater retains 50% of the loan amounts disbursed and deposits this amount into a reserve account. We consider the amounts withheld by Stillwater to be an educational services and facilities expense, and we recognize this expense on a straight-line basis over the length of the applicable student’s program.

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

The purchase agreement has a $20.0 million funding limit, and, as of September 30, 2004, loans totaling approximately $5.3 million had been funded by Stillwater under the agreement. As of September 30, 2004, we had repurchased private student loans funded under the agreement valued at approximately $0.7 million, against which an allowance of $0.4 million had been established.

As of September 30, 2004, minimum future cash payments due under contractual obligations, including, among others, our credit agreements, non-cancelable operating and capital lease agreements, and long-term arrangements, were as follows (in thousands):

	2004	2005	2006	2007	2008	2009 & Thereafter	Total
Revolving loans	$—	$—	$—	$17,083	$—	$—	$17,083
Capital lease obligations	1,616	949	799	662	533	1,484	6,043
Other long-term debt	401	582	—	—	—	—	983
Operating lease obligations	24,923	98,558	98,001	95,119	93,883	637,201	1,047,685
Long-term contractual obligations	—	—	—	—	—	9,679	9,679
Total contractual cash obligations	$26,940	$100,089	$98,800	$112,864	$94,416	$648,364	$1,081,473

We rent most of our facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through 2028. We also finance the acquisition of certain equipment through capital lease agreements and have assumed capital lease obligations in connection with certain acquisitions. As of September 30, 2004, the principal balance of outstanding capital lease obligations was approximately $4.9 million.

Litigation, Accreditation, and Other Matters and Proceedings

CEC, and in some cases its officers and directors, are defendants in multiple civil lawsuits. In addition, investigations of CEC are being conducted by the Securities and Exchange Commission (“SEC”) and Department of Justice (“DOJ”).

In addition, the following is an update on recent accreditation actions at certain of our schools.

American InterContinental University (“AIU”): As we previously reported, the Commission on Colleges of the Southern Association of Colleges and Schools (“SACS”) has placed AIU on Warning status. In December 2002, AIU’s accreditation was reaffirmed for the normal 10-year period, through 2012. In the course of the accreditation process, SACS requested that AIU provide additional information on several compliance matters, with the expectation that those matters be addressed satisfactorily within a two-year timeframe. In placing AIU on Warning status, SACS advised AIU that although it had satisfactorily addressed a majority of those matters, AIU must satisfy the remaining compliance matters by December 2004, the end of the two-year period. As requested by SACS, AIU submitted its report to SACS in September 2004, and we expect that SACS will discuss the remaining compliance matters at its December 2004 meeting. We continue to believe that AIU will satisfactorily address these matters within the prescribed timeframe and will maintain its current status as an accredited institution.

Brooks College: As we previously reported, the Accrediting Commission for Community and Junior Colleges of the Western Association of Schools and Colleges (“ACCJC”) has advised Brooks College that, following its recent re-accreditation review, Brooks has been placed on Probation. As requested by ACCJC, Brooks College provided ACCJC with a progress report in mid-October to address certain matters. ACCJC recently conducted a follow-up visit to Brooks College, and we expect that ACCJC will discuss these matters at its January 2005 meeting. We regard the issues raised by ACCJC as serious and are working closely with Brooks College to ensure that the ACCJC concerns are fully resolved. Brooks College is an entirely separate and distinct institution from Brooks Institute of Photography. Although both schools are owned by CEC, they are separate entities with separate management and curricula, and are separately licensed and accredited.

Western School of Health and Business Careers (“Western”): As we previously reported, on March 4, 2004, Western received notice from the Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”) that letters relied upon by CEC in its August 2003 acquisition of Western to document ACCSCT approval of certain of Western’s programs were not authentic. As a result of these discrepancies, ACCSCT issued a Show Cause order directing Western to explain the inauthentic letters, indicating that Western would need to secure approval of the affected diploma and degree programs. Western subsequently applied for approval of all of the affected programs, and ACCSCT in early June 2004 issued approval for the diploma programs. On July 12, 2004, ACCSCT approved the degree programs effective upon Western’s demonstration that it had satisfied several stipulations. Western has satisfied these stipulations to the satisfaction of ACCSCT, and ACCSCT has approved the degree programs effective as of August 24, 2004. Western has resumed marketing, new enrollments, and disbursement of Title IV aid to students in the diploma and degree programs. For information regarding a related lawsuit filed by CEC and WAI, Inc., a wholly owned subsidiary of CEC, against the former owners of Western, see Item 1. “Legal Proceedings—Action Against Former Owners of Western School of Health and Business Careers” in Part II of this Form 10-Q.

Sanford-Brown Institute, White Plains, New York (“SBI”):  The Accrediting Bureau of Health Education Schools (“ABHES”) conducted an unannounced visit to SBI in February 2004 following CEC’s acquisition of the campus and a follow-up focus visit in March 2004. Because of the issues raised during the February and March site visits and SBI’s plan to relocate to new facilities in July 2004, ABHES directed an additional site visit to SBI that was conducted in September 2004. In October 2004, ABHES notified SBI that as a result of the concerns identified during the September site visit, SBI was directed to Show Cause why its current grant of accreditation should not be withdrawn. In November 2004, SBI submitted a timely response to the Show Cause directive and will appear before ABHES in December 2004 to address any questions. We expect SBI to fully resolve all issues to the satisfaction of ABHES.

For more detail regarding certain of these matters, see Item 1. “Legal Proceedings” in Part II of this Form 10-Q. We cannot predict what the outcome of these lawsuits, investigations or accreditation actions will be, and it is possible that such outcome could have a material adverse effect on our business, results of operations, and financial condition.

Special Note Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that reflect our current expectations regarding our future growth, results of operations, performance, and business prospects and opportunities. We have tried to use words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” and similar expressions to identify these forward-looking statements. These statements are based on information currently available to us and are subject to risks and uncertainties that could cause our actual growth, results of operations, performance, and business prospects and opportunities to differ from those expressed in, or implied by, these statements. These risks and uncertainties, the outcomes of which could materially and adversely affect our financial condition and operations, include the following:

•       our ability to comply with, and the impact of changes in, legislation and regulations that affect our ability to participate in student financial aid programs;

•       costs, risks and effects of legal and administrative proceedings and investigations and governmental regulations, including the pending SEC and Justice Department investigations, and class action, derivative, Qui Tam, and other lawsuits;

•       costs and potential impact of findings by the special committee of our Board of Directors that is investigating allegations of securities law violations against CEC;

•       risks related to our ability to comply with accrediting agency requirements or obtain accrediting agency approvals;

•       the effect of our acquisition strategy on future operating results, including our ability to effectively integrate acquired companies into our existing operations;

•       the effect of general economic or business conditions; and

•       the factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risks Related to Our Business” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2003.

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

Interest Rate Exposure.   Our borrowings under our credit agreements bear annual interest at variable rates tied to the prime rate and the eurocurrency rate. The outstanding borrowings under these credit agreements were $17.1 million as of September 30, 2004.

During the first quarter of 2003, we entered into an interest rate swap agreement to effectively fix at 3.76% the rate of interest payable by us on a certain portion of the $16.4 million, denominated in €13.5 million, borrowed during 2003 under our U.S. Credit Agreement to finance our acquisition of the INSEEC Group. Approximately €2.0 million of this borrowing was repaid during the second quarter of 2004. The notional amount of the interest rate swap, originally €12.0 million, decreased to €9.0 million on September 28, 2004, subsequent to the debt repayment discussed above, and will continue to decrease by €1.5 million every three months through the March 28, 2006, expiration date. The impact of the interest rate swap agreement on our consolidated financial position and results of operations and cash flows during the three months and nine months ended September 30, 2004, was not significant.

The weighted average annual interest rate of borrowings under our credit agreements, including the effect of the interest rate swap agreement, was 3.64% as of September 30, 2004.

In addition, we had capital lease obligations totaling $4.9 million as of September 30, 2004, bearing interest at a weighted average rate of 7.3%.

We estimate that the book values of our debt instruments and related derivative financial instruments approximated the fair values of such instruments as of September 30, 2004. We believe that the exposure of our consolidated financial position and result of operations and cash flows to adverse changes in interest rates is not significant.

Foreign Currency Exposure.   Certain of our foreign subsidiaries use functional currencies other than the U.S. dollar. We are subject to risks associated with fluctuations in the value of the Canadian dollar, the Euro, and the British pound vis-à-vis the U.S. dollar. Our investment in our foreign operations as of September 30, 2004, is not significant, and the book values of the assets and liabilities of such foreign operations as of September 30, 2004, approximated their fair values.

As of September 30, 2004, we had borrowings outstanding under our U.S. Credit Agreement of $14.3 million denominated in €11.5 million and borrowings outstanding under our Canadian Credit Agreement of $2.8 million denominated in $3.5 million Canadian.

We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in foreign currency exchange rates is not significant.

Item 4.   Controls and Procedures

CEC’s management is responsible for designing and implementing disclosure controls and procedures to provide reasonable but not absolute assurances that desired control objectives are achieved, including:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially effect our internal control over financial reporting; however, as previously reported, our Board of Directors formed a special committee to conduct an independent investigation of allegations of securities laws violations against CEC, including allegations relating to our accounting practices and reported statistics relating to starts, student population, and placement. At that time, we announced that the special committee had retained the law firm of McDermott, Will & Emery LLP to represent and assist it in its review. At the special committee’s direction, McDermott, Will & Emery has retained Navigant Consulting, Inc. to assist in the investigation. Navigant Consulting is providing independent forensic accounting services in connection with the special committee’s review of allegations relating to previously reported financial information and related matters, including our methodology for establishing the allowance for doubtful accounts. Navigant Consulting is in the process of conducting, but has not completed this review. The ongoing review may have an impact on our reported financial statements. The special committee’s investigation is ongoing.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

Developments have occurred with respect to the following legal proceedings to which we are a party. Our outstanding legal proceedings are discussed in further detail in Part I, Item 3 of our Annual Report on Form 10-K filed with the SEC on March 12, 2004, in Part II, Item 1 of our Quarterly Report on Form 10-Q filed with the SEC on May 7, 2004, and in Part II, Item 1 of our Quarterly Report on Form 10-Q filed with the SEC on August 9, 2004.

Securities Litigation

Between December 9, 2003 and February 5, 2004, six purported class action lawsuits were filed in the United States District Court for the Northern District of Illinois by certain alleged purchasers of our common stock against us and certain of our executive officers, John M. Larson and Patrick K. Pesch. The cases purportedly are brought on behalf of all persons who acquired shares of our common stock during a specified class period in 2003. The complaints allege that in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder by the SEC, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of our business and prospects during the putative class period, causing the respective plaintiffs to purchase our common stock at artificially inflated prices. The plaintiffs further claim that John M. Larson and Patrick K. Pesch are liable under Section 20(a) of the Act. The plaintiffs ask for unspecified amounts in damages, interest, and costs, as well as ancillary relief. Five of these lawsuits were found to be related to the first filed lawsuit, captioned Taubenfeld v. Career Education Corporation et al. (No. 03 CV 8884), and have been reassigned to the same judge. On March 19, 2004, the court ordered these six cases to be consolidated and appointed Thomas Schroeder as lead plaintiff. On April 6, 2004, the court appointed the firm of Goodkind Labaton Rudoff & Sucharow LLP, which represents Mr. Schroder, as lead counsel. On June 17, 2004, plaintiffs filed a consolidated amended complaint. On July 30, 2004, we filed a motion to dismiss the consolidated complaint filed in these related actions. Plaintiffs filed their response to our motion to dismiss on September 17, 2004. We filed our reply in support of our motion to dismiss on October 8, 2004.

On January 5, 2004, a derivative action captioned McSparran v. John M. Larson et al. was filed in the United States District Court for the Northern District of Illinois on behalf of the Company against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, Nick Fluge, Jacob P. Gruver, and Todd H. Steele, and CEC as a nominal defendant. Each individual defendant is a current officer and/or director of the Company. The lawsuit alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and breach of fiduciary duties for insider selling and misappropriation of information, based on allegations of conduct similar to that complained of in the Taubenfeld complaint. The plaintiffs ask for unspecified amounts in damages, interest, and costs, as well as ancillary relief. On October 1, 2004, the Court ordered the McSparran case to be consolidated with the derivative action captioned Ulrich v. John M. Larson et al., which was filed in the United States District Court for the Northern District of Illinois on July 20, 2004 and names the same defendants and asserts the same claims as McSparran, and gave Plaintiffs until November 5, 2004 to file an Amended Consolidated Complaint. The case has been set for a status hearing on November 18, 2004.

On July 2, 2004, a derivative action captioned Xiao-Qiong Huang v. John M. Larson et al. was filed in the Circuit Court of Cook County, Illinois, Chancery Division, on behalf of CEC against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, Nick Fluge, and Jacob P. Gruver, and CEC as a nominal defendant. Each individual defendant is a current officer and/or directors of the Company. The lawsuit alleges breach of fiduciary duty and misappropriation of confidential information for personal profit by the individual defendants and seeks contribution and indemnification on behalf of CEC. The individual defendants and the Company have been served with the Complaint and defendants’ response is due on December 3, 2004.

Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of these matters. An unfavorable outcome could have a material adverse impact on our business, results of operations, and financial condition.

Action against Former Owners of Western School of Health and Business Careers

On March 12, 2004, Career Education Corporation and WAI, Inc. (“WAI”), a wholly owned subsidiary of CEC, filed suit in the United States District Court for the Western District of Pennsylvania, Pittsburgh Division, against the former owners of Western School of Health and Business Careers (“Western”), located in Pittsburgh, Pennsylvania. In the lawsuit, we allege that the former owner of Western made material misrepresentations of fact and breached certain representations and warranties regarding the accreditation of several programs of study being offered by the school and seek full indemnification for all losses, costs, and damages, including attorneys’ fees, resulting from the alleged misrepresentations and breaches. On July 12, 2004, CEC filed a similar complaint in the Court of Common Pleas of Allegheny County, Pennsylvania and subsequently voluntarily dismissed the federal lawsuit. The defendants presently have until November 17, 2004 to respond to the state court complaint. The alleged misrepresentations came to light during a routine change of ownership review undertaken by the Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”) subsequent to our acquisition of Western in August 2003. ACCSCT notified us on March 4, 2004, of discrepancies in accreditation documents related to several academic programs, and Western immediately suspended marketing, new enrollments, and disbursement of Title IV federal student financial aid funds for all affected programs. Western promptly applied for approval of all programs referenced in the lawsuit, and, in June 2004, both ACCSCT and the United States Department of Education (“DOE”) issued approval for the diploma programs. Western then resumed marketing, new enrollments, and disbursement of Title IV aid to students in the diploma programs. On July 12, 2004, ACCSCT approved the degree programs effective upon a demonstration that several stipulations have been addressed. Western addressed these stipulations to the satisfaction of ACCSCT, and marketing, new enrollments, and disbursement of Title IV funds to students in the degree programs has since resumed. We are working in close cooperation with ACCSCT and DOE officials to resolve any remaining issues in a manner that will best serve the interests of the students at Western. As a result of this matter, we may be required to reimburse the DOE for Title IV funds improperly disbursed in relation to the affected programs. The pending lawsuit seeks to recover any such funds from the former owners of Western.

Due to the inherent uncertainties of regulatory matters, we cannot predict the ultimate outcome of this matter. An unfavorable outcome could have a material adverse impact on our business, results of operations, and financial condition.

ERISA Litigation

On July 30, 2004, a purported class action was filed in the United States District Court for the Northern District of Illinois by a former CEC employee against CEC, CIGNA Corporation, John M. Larson, Patrick K. Pesch, Dennis H. Chookaszian, Robert E. Dowdell, Wallace O. Laub, Keith K. Ogata, Thomas B. Lally, Todd H. Steele, Nick Fluge, and Jacob Gruver. The class action is brought on behalf of the participants in and beneficiaries of the Company’s contributory profit sharing plan and the employee stock purchase plan (the “Plans”). The complaint alleges that the defendants breached their fiduciary duties to the Plans by, inter alia, failing to properly monitor the Plans’ fiduciaries and to provide complete and accurate information to the Plans’ participants regarding the Plans’

investment options, in violation of Sections 404 and 405 of the Employee Retirement Income Security Act. On August 12, 2004, the suit was voluntarily dismissed without prejudice.

Other Litigation and Investigations

On January 7, 2004, we received notification from the Midwest Regional Office of the Securities and Exchange Commission that it was conducting an inquiry concerning the Company and requested that we voluntarily provide certain information. On June 22, 2004, the SEC provided us with a copy of the formal order of investigation. On June 23, 2004, we received a subpoena requesting that we provide certain information regarding the SEC’s investigation. We are in the process of producing documents to the SEC and intend to cooperate with the SEC in its investigation.

On September 26, 2004, our Board of Directors announced that it had formed a special committee to conduct a thorough and independent investigation of allegations of securities law violations made against CEC. The special committee was formed on June 30, 2004, and is comprised of independent directors Dennis H. Chookaszian, chairman, Thomas B. Lally, and Keith K. Ogata. The special committee retained the law firm of McDermott, Will & Emery LLP on July 8, 2004 to represent and assist it in its review.

As a result of our inquiry to the Justice Department, we were advised that the Department is conducting an investigation concerning CEC. We made our inquiry to the Justice Department following published reports of an investigation. We were not provided with any information on the focus of the investigation.

On July 19, 2004, an amended complaint captioned Outten, et al v. Career Education Corporation et al. was filed in the Superior Court of the State of California, County of Los Angeles, against CEC and American InterContinental University (“AIU”). CEC has answered the amended complaint, denying all material allegations therein, and has raised various affirmative defenses. On October 6, 2004, plaintiffs filed a second amended complaint. The second amended complaint alleges that AIU violated the California Deceptive Practices Act, the California Consumer Legal Remedies Act, the California Education Code, and engaged in common law consumer fraud by allegedly misleading potential students regarding AIU’s placement, retention, and matriculation rates, engaging in financial aid improprieties, and engaging in admission improprieties. The suit appears to have been brought on behalf of all current and prior attendees of AIU residing in California. The plaintiffs ask for unspecified amounts in damages, interest, and costs, as well as ancillary relief.

Due to the inherent uncertainties of litigation and the SEC and Justice Department investigations, we cannot predict the ultimate outcome of these matters. An unfavorable outcome could have a material adverse impact on our business, results of operations, and financial condition.

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

Item 6.   Exhibits

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

CAREER EDUCATION CORPORATION
Date: November 2, 2004	By:	/s/ JOHN M. LARSON
John M. Larson Chairman, President and Chief Executive Officer (Principal Executive Officer)
Date: November 2, 2004	By:	/s/ PATRICK K. PESCH
Patrick K. Pesch Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)