Form 10-K
period 2004-12-31
CAREER EDUCATION CORP
filed 2005-03-16
CIK 1046568

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

Commission File Number 0-23245

CAREER EDUCATION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	36-3932190 (I.R.S. Employer ID No.)
2895 Greenspoint Parkway, Suite 600 Hoffman Estates, Illinois (Address of principal executive offices)	60195 (zip code)
Registrant's telephone number, including area code: (847) 781-3600
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value (Title of Class)

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

        The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant, based upon the $45.56 per share closing sale price of the Registrant's Common Stock on June 30, 2004 (the last business day of the Registrant's most recently completed second quarter), was approximately $4,417,604,028. For purposes of this calculation, the Registrant's directors and executive officers have been assumed to be affiliates.

        The number of shares outstanding of the Registrant's Common Stock, par value $0.01, as of March 11, 2005, was 102,641,406.

        Portions of the Registrant's Notice of Annual Meeting and Proxy Statement for the Registrant's Annual Meeting of Stockholders, scheduled to be held on May 20, 2005, are incorporated by reference into Part III of this Report.

CAREER EDUCATION CORPORATION
FORM 10-K

PART I

ITEM 1.    BUSINESS

Cautionary Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K contains "forward-looking statements," as defined in Section 21E of the Securities Exchange Act of 1934, that reflect our current expectations regarding our future growth, results of operations, performance and business prospects, and opportunities. We have used words such as "anticipate," "believe," "plan," "expect," "intend," and similar expressions, but these words are not the exclusive means of identifying these forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risks Related to Our Business", that could cause our actual growth, results of operations, performance and business prospects, and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the Federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events or developments or changed circumstances or for any other reason.

Overview

        We are one of the largest providers of private, for-profit, postsecondary education. We have segregated our operations into two distinct operating segments, our Colleges, Schools and Universities ("CSU") segment and our Online Education Group ("OEG") segment. Our CSU segment represents an aggregation of our traditional "brick-and-mortar" campuses through which we provide educational services primarily in a classroom or laboratory setting at 82 campuses located throughout the United States and in France, Canada, the United Kingdom, and the United Arab Emirates. Our OEG segment operates two online educational platforms, American InterContinental University Online and Colorado Technical University Online, that deliver educational services through internet-based courses.

        Our total student population as of January 31, 2005, was approximately 101,500 students, including total OEG student population as of January 31, 2005 of approximately 24,900 students. Many of our schools enjoy long operating histories, and our schools offer a variety of doctoral degree, master's degree, bachelor's degree, associate degree, and diploma programs in career-oriented disciplines within our core curricula of:

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

        We have experienced significant growth both organically and through acquisitions. Since our inception in January 1994, we have completed 26 acquisitions and have opened 12 branch start-up campuses. We have acquired institutions that we believe possess strong curricula, leading reputations, and broad marketability. We seek to apply our experience in operations, marketing, and curriculum development, as well as our financial strength, to improve the performance of these institutions.

Campuses

        Our campuses are summarized in the following table:

Institution, Location (Branch campuses are in parentheses)	Year Main Campus Founded		Date Acquired	Principal Curricula(1)	Institutional Accreditor(2)	Year of Accreditation Expiration(3)
U.S. INSTITUTIONS:
American InterContinental University, Atlanta/Buckhead, GA (Atlanta/Dunwoody, GA; Weston, FL; Los Angeles, CA; Houston, TX; London, England; Dubai, United Arab Emirates; Online)	1970		1/01	B, IT, VC	SACS	2012
Briarcliffe College, Bethpage, NY (Patchogue, NY)	1966		4/99	B, IT, VC	MSA	2011
Brooks College, Long Beach, CA (Sunnyvale, CA)	1970		6/94	IT, VC	ACCJC	2004	(4)
Brooks Institute of Photography, Santa Barbara, CA (Ventura, CA(5); MBA Institute, Paris, France)	1945		6/99	VC	ACICS	2006
Brown College, Mendota Heights, MN (Brooklyn Center, MN(5))	1946		7/95	B, IT, VC, HE	ACCSCT	2007	(6)
California Culinary Academy, San Francisco, CA	1977		4/00	CA	ACCSCT	2005
California School of Culinary Arts, Pasadena, CA	1994		3/98	CA	ACICS	2006
Collins College, Tempe, AZ	1978		1/94	IT, VC	ACCSCT	2005
Colorado Technical University, Colorado Springs, CO (Denver, CO; North Kansas City, MO(7): Sioux Falls, SD; Online)	1965		7/03	B, IT, VC, HE	NCA	2012
Cooking & Hospitality Institute of Chicago, Chicago, IL	1983		2/00	CA	NCA (primary) ACCSCT (secondary)	2007 2007
Gibbs College of Boston, Inc, a private two-year college, Boston, MA	1911	(8)	5/97	B, IT, VC	ACICS	2003	(9)
Gibbs College, Cranston, RI	1911		5/97	B, IT, VC, HE	ACICS	2003	(9)
Gibbs College, Livingston, NJ (Katharine Gibbs School, Piscataway, NJ)	1911	(8)	5/97	B, IT, VC, HE	ACICS	2007
Gibbs College, Norwalk, CT (Farmington, CT(5))	1911	(8)	5/97	B, IT, VC	ACICS	2005
Gibbs College, Vienna, VA	1950		12/99	B, IT, VC, HE	ACICS	2006
Harrington College of Design, Chicago, IL	1931		1/99	VC	ACICS (primary) NASAD (secondary)	2008 2006
International Academy of Design & Technology—Chicago, IL (Troy, MI; Schaumburg, IL(5))	1977		6/97	IT, VC	ACICS	2008

International Academy of Design & Technology, Pittsburgh, PA (Nashville, TN)	1967		2/97	B, IT, VC	ACICS	2007
International Academy of Design & Technology, Tampa, FL (Orlando, FL; Henderson, NV; Seattle, WA; Orlando Culinary Academy, Orlando, FL)	1984		6/97	IT, VC	ACICS	2004	(9)
Katharine Gibbs School, Melville, NY	1911	(8)	5/97	B, IT, VC	ACICS	2009
Katharine Gibbs School, New York, NY (Norristown, PA)	1911	(8)	5/97	B, IT, VC	ACICS	2008
Lehigh Valley College, Center Valley, PA	1869		7/95	B, IT, VC, HE	ACICS	2004	(9)
McIntosh College, Dover, NH	1896		3/99	B, CA, IT, VC, HE	NEASC	2008
Missouri College, St. Louis, MO	1963		9/02	IT, VC, HE	ACCSCT	2006
Pennsylvania Culinary Institute, Pittsburgh, PA (Le Cordon Bleu College of Culinary Arts Miami, Miramar, FL)	1986		12/01	CA	ACCSCT	2005	(10)
Sanford-Brown College, Fenton, MO (Collinsville, IL; Hazelwood, MO; St. Charles, MO)	1866		7/03	B, IT, HE	ACICS	2005
Sanford-Brown Institute, Atlanta, GA (Houston, TX(2); Houston/North Loop, TX(5) Landover; MD; Lauderdale Lakes, FL; Middleburg Heights, OH; New York, NY; Trevose, PA)	1977		7/03	HE	ABHES	2007
Sanford-Brown Institute, Dallas, TX (Garden City, NY)	1977	(11)	7/03	HE	ABHES	2009
Sanford-Brown Institute, Jacksonville, FL (Iselin, NJ; Tampa, FL)	1977	(11)	7/03	HE	ACICS (primary) ABHES (secondary)	2007 2009
Sanford-Brown Institute, White Plains, NY (Springfield, MA)	1977	(11)	7/03	HE	ABHES	2007
Scottsdale Culinary Institute, Scottsdale, AZ (Le Cordon Bleu College of Culinary Arts Las Vegas, Las Vegas, NV)	1986		7/98	CA	ACCSCT	2005
Texas Culinary Academy, Austin, TX	1985		8/01	CA	COE	2005
Western Culinary Institute, Portland, OR (Le Cordon Bleu College of Culinary Arts Atlanta, Tucker, GA)	1983		10/96	CA	ACCSCT	2007	(12)
Western School of Health and Business Careers, Pittsburgh, PA (Monroeville, PA)	1980		8/03	B, IT, HE	ACCSCT	2005	(13)
INTERNATIONAL NON-ACCREDITED INSTITUTIONS:
International Academy of Design & Technology, Toronto, Canada	1983		6/97	B, IT, VC	Not applicable	Not applicable
The INSEEC Group, Bordeaux, Lyon, and Paris, France	1975		2/03	B, VC, HE	Not applicable	Not applicable

(1)
Our campuses offer degree and diploma programs within our core curricula of business studies ("B"), culinary arts ("CA"), health education, ("HE"), information technology ("IT"), and visual communication and design technologies ("VC"). All of our campuses are degree-granting with the exception of Katharine Gibbs School, Piscataway; Sanford-Brown College, Collinsville; and our Sanford-Brown Institute locations excluding those locations in Florida.

(2)
Certain of our institutions are accredited by more than one accrediting body. In these cases, the accreditors are reported to the U.S Department of Education ("ED") as either primary or secondary for Title IV Program eligibility purposes. Below is a key to the accreditation abbreviations used in the table. For further discussion of accreditation, see "Accreditation for U.S. Schools," and for further regulatory discussion of our international schools, see "Other International Regulations," in this Annual Report on Form 10-K.

ABHES—Accrediting Bureau of Health Education Schools

ACCSCT—Accrediting Commission of Career Schools and Colleges of Technology

ACICS—Accrediting Council for Independent Colleges and Schools

COE—Council on Occupational Education

MSA—Middle States Association of Colleges and Schools, Commission on Higher Education

NASAD—National Association of Schools of Art and Design

NEASC—New England Association of Schools and Colleges, Commission on Technical and Career Institutions

NCA—North Central Association of Colleges and Schools, Higher Learning Commission

SACS—Southern Association of Colleges and Schools, Commission on Colleges

ACCJC—Western Association of Schools and Colleges, Accrediting Commission for Community and Junior Colleges

(3)
Status as of March 11, 2005.

(4)
Accreditation has been extended until the ongoing reaccreditation process is completed.

(5)
Location is considered a branch campus for regulatory purposes only. We do not include this location in our total campus count, as it is a satellite location of the main campus.

(6)
Accreditation for the Brooklyn Center satellite expires in 2005.

(7)
The North Kansas City branch was formerly part of Sanford-Brown College until January 1, 2005 at which time the campus became part of Colorado Technical University.

(8)
Represents the year that the first Gibbs school in Providence, RI, was founded.

(9)
Accreditation has been extended until April 30, 2005.

(10)
Accreditation for the Miramar branch expires in 2006.

(11)
Represents the year that the first Sanford-Brown location in New York, NY, was founded.

(12)
Accreditation for the Tucker branch expires in 2005.

(13)
Accreditation for the Monroeville branch expired in 2004, but has been extended.

        Also, not included in the table above are former and existing campuses where we have ceased admitting new students. These campuses include our Montreal and Ottawa, Canada, and Fairmont, West Virginia campuses of the International Academy of Design & Technology ("IADT"), which ceased admitting students in 2004. We will terminate the operation of these IADT campuses after existing students have completed their programs of study, or we may otherwise transfer ownership of the schools. We have a preliminary divestiture plan in place for the Montreal campus of the International Academy of Design & Technology.

Available Information

        Our website is www.careered.com. We make available on the "Investors Relations" portion of this website under the caption "Financial Information," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission.

Industry Background

        The postsecondary education market currently has approximately 6,500 Title IV Program eligible institutions (i.e., those participating in U.S. federal financial aid programs) with 17 million students and represents an estimated $350 billion industry in the U.S., according to the National Center for Education Statistics and the ED Projections, FY '05 Budget Summary. Of this total market, the current Title IV Program-eligible for-profit sector has approximately 2,500 institutions with approximately 1.6 million students, according to Eduventures, Inc., an information services company for the education market. It further estimates that the for-profit sector revenues in 2004 were $15.4 billion and will grow 14% to 15% annually through 2007, based on certain assumptions regarding population increases (9% to 10%) and tuition increases (4% to 5%).

        The College Board estimated that total federal aid available to support postsecondary education reached $122 billion during 2004, growing by 11% over the previous year. In 2004, loans represented the largest portion of federal aid, approximately 56%, grants represented approximately 38% of federal aid, and the remaining 6% of federal aid was derived from other sources. This shift from grants to loans has been driven by slower growth in grant aid over the last two years, the rising cost of education, and State, local, and third-party private lenders' increased willingness to fund students' postsecondary education.

        We believe that several national, economic, demographic, and social trends are converging to contribute to growing demand for career-oriented postsecondary education, including:

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

        The College Board's report, Education Pays: The Benefits of Higher Education for Individuals and Society, indicates that students who attend colleges obtain a range of personal, financial, and other lifelong benefits. The U.S. Department of Labor's Bureau of Labor Statistics projects that between 2000 and 2010, jobs requiring at least a bachelor's degree are expected to increase approximately 22%, jobs requiring an associate degree are expected to increase approximately 32%, and jobs requiring postsecondary vocational training are expected to increase approximately 18%. Approximately 45% of the students in our U.S. accredited institutions are enrolled in bachelor's and master's degree programs, 41% are enrolled in associate degree programs, and 14% are enrolled in diploma/certificate programs. Furthermore, career-oriented schools generally have the ability to react quickly to the changing needs of the business and industrial communities. Additionally, to meet new workplace demands, many major employers are now using career-oriented institutions on a contractual basis to provide customized training for their employees.

        Growing Demand for Postsecondary Education.    High school graduates and adults are seeking postsecondary education in increasing numbers. The U.S. Census Bureau estimates that only 27% of the adult U.S. population, or 60 million people, have obtained a bachelor's degree or graduate-level degree. The continuing trend toward corporate downsizing and resulting layoffs is also expected to increase enrollment in postsecondary education programs as individuals seek to enhance their skills or re-train for new job requirements. Additionally, the number of high school students planning to attend college is projected to peak in 2009 at 3.3 million students per year, and postsecondary educational institutions are expected to benefit from this positive demographic trend.

        Proliferation of Fully Online Education.    The recent proliferation of fully online distance education is now enabling many adults to pursue both undergraduate and graduate-level education. According to Eduventures, Inc., projected enrollment in fully online distance education programs grew by 30% in 2004 to reach an estimated 915,000 students. The annual growth rate is expected to remain above 20% for at least the next three years, such that enrollment in fully online distance-education programs is expected to reach approximately 1.6 million students in 2007.

        Growing Demand for Health Education.    According to the National Center for Health Statistics, average life expectancy in the U.S. has risen to 77 years. As Americans have aged, the demand for non-doctor healthcare professionals has increased significantly. According to the U.S. Bureau of Labor Statistics, six of the 10 fastest growing occupations between 2002 and 2012 are expected to be in the healthcare field, representing approximately 53% of the total growth in jobs for that period. Further, medical assisting has risen on the list to become the fastest-growing occupation, with the number of jobs expected to grow by 59% by 2012, according to the U.S Bureau of Labor Statistics. As a result, health education has become one of the fastest growing segments of the postsecondary education industry.

        Recognition of the Value of Postsecondary Education.    In recent years, the difference between the earnings of adults who have obtained at least a bachelor's degree and the earnings of their counterparts who have completed no more than a high school education has increased. According to a 2002 U.S. Census Bureau survey, the average graduate with a bachelor's degree is expected to earn over 70% more on average than those with a high school diploma. This earnings gap is estimated to result in an additional $1.0 million of income during the course of his or her career. We believe that prospective students are increasingly cognizant of this earnings gap and are becoming aware of other improvements in career prospects that are generally associated with obtaining a postsecondary education.

        Reduction in Public Education Funding.    The reduction of state or provincial and local funding of many public educational institutions in recent years has forced many such educational institutions to decrease spending on general operations and refrain from increasing capacity. As a result, some public educational institutions have become under-funded and overcrowded. This trend, along with an expected increase in postsecondary enrollment as a result of a projected increase in high school graduates, may provide an opportunity for proprietary institutions to serve the postsecondary education needs of individuals who would have otherwise attended public educational institutions.

        We believe that private, for-profit, career-oriented schools are well-positioned to take advantage of these national trends. We also believe that similar factors are creating a favorable climate for career-oriented, postsecondary education in Europe, and other international markets.

Business and Operating Strategy

        Our objective is to become the leading provider of quality, private, for-profit, postsecondary education. Our business and operating strategy is driven by this objective and has enabled us to generally achieve significant improvements in the performance of our educational institutions. We believe our strategy will position us to continue to capitalize on the favorable economic, demographic, and social trends that are driving demand for career-oriented education, thereby strengthening our position as one of the premier, professionally-managed systems of career-oriented, postsecondary educational institutions. The key elements of our business and operating strategy are as follows:

        Focusing on Core Curricula.    Our campuses offer educational programs principally in one or more of the following five career-oriented fields of study:

  •
  Business Studies, offered at 51 campuses

  •
  Visual Communication and Design Technologies, offered at 43 campuses

  •
  Health Education, offered at 42 campuses

  •
  Information Technology, offered at 41 campuses

  •
  Culinary Arts, offered at 13 campuses

        We perceive a growing demand for the educational programs that we offer and believe there are many entry-level positions and ongoing career and salary advancement opportunities for individuals who have received advanced training in these particular fields. We believe that these employment opportunities attract highly interested and motivated students, including both recent high school graduates and adults, seeking formal training and degrees, diplomas, and certificates evidencing their knowledge and skills.

        Adapting and Expanding Educational Programs.    We strive to meet the changing needs of our students and the employment market. In doing so, we continually refine and adapt our courses to improve the quality and breadth of our educational programs. Through various means, including student and employer surveys and curriculum advisory boards comprised of business and community members, our schools regularly evaluate their program offerings and consider (1) revisions to existing classes and programs and (2) the introduction of new courses and programs of study within our core curricula. We are also able to leverage programs that have been successful at a particular school by selectively duplicating these programs at other schools within our system. In 2004, we successfully duplicated approximately 75 programs.

        Investing for Future Growth.    We make substantial investments in our people, facilities, management information systems, and classroom technologies to prepare for continued growth. We devote particular attention to attracting and retaining quality, high-integrity managers at both the corporate and campus level and focus on employee development in order to facilitate internal promotions. We make substantial investments in facilities and classroom technologies to attract and retain students and prepare students for the increasing technical demands of the workplace. Additionally, we have made significant investments in our management information systems to facilitate effective and expedient communication within our organizational structure and to facilitate the integration of newly acquired schools and newly opened branch campuses. During 2004, our capital expenditures represented approximately 8.3% of our total revenues.

        Emphasizing Campus Management Autonomy and Accountability.    We provide autonomy and appropriate performance-based incentives to certain of our campus-level managers. We believe these policies foster an important sense of responsibility for achieving specific campus performance objectives. We also believe that our willingness to grant local autonomy provides us with a significant advantage in recruiting and retaining highly-motivated individuals with an entrepreneurial spirit. Management of each of our campuses is principally directed by a campus president and local managers, who are accountable for the school's operations and performance. Divisional personnel provide oversight of business plans, while business strategy, information technology, finance, and certain accounting and financial aid processing functions are centralized at our executive offices in Hoffman Estates, Illinois. When educational institutions are acquired, we evaluate the capabilities of existing management personnel to determine the need for additional or stronger managers in key areas and, where necessary, take appropriate action by hiring new managers or assigning experienced personnel to the campuses. This strategy contributes to our ability to efficiently integrate acquired institutions into our system.

        Direct Response Marketing.    We seek to increase enrollment and profitability through intensive local, regional, national, and Internet-based direct response marketing programs designed to maximize each campus' market penetration. We continually strive to design marketing programs tailored to each of our existing and newly-acquired or opened campuses to highlight their strengths and improve student lead generation and student enrollment rates. We use a diversified media, direct response approach, including direct mail, Internet-based advertising, infomercials, other television-based advertising, newspaper advertising, and other print media, to attract potential students from both the high school and adult population.

        Improving Student Retention.    We continually emphasize the importance of student retention at each of our educational institutions. As at any postsecondary educational institution, a portion of our students fail to complete their educational programs for a variety of personal, financial, or academic reasons. Our experience indicates that significant increases in revenue and profitability can be achieved through modest improvements in student retention rates. Furthermore, our costs to retain current students are much less than the expense of the marketing efforts associated with attracting new students. We strive to improve retention by treating each student as a valued customer and directing campus personnel to establish personal relationships with our students. We consider student retention the responsibility of the entire campus staff and provide resources and support for the retention strategies developed by our campus-level administrators.

        In addition, our corporate staff evaluates the retention rates at each of our campuses and provides feedback and support to local administrators. During 2004 and 2003, our overall consolidated retention rate was approximately 65.5% and 67.3%, respectively. These rates were determined in accordance with the standards set forth by the Accrediting Council for Independent Colleges and Schools, which determines annual retention rates by dividing the total number of student withdrawals or dismissals during the year by the sum of (1) beginning student population, (2) new starts and (3) student re-enters and subtracting the resulting quotient from 1.

        Emphasizing Employment of Graduates.    We consider student placement a high priority. We believe that high rates of employment for our graduates will enhance the overall reputation of our campuses as well as the ability of our schools to attract new students. We are committed to maintaining or improving our graduates' employment rates within their field of study.

Growth Strategy

        We believe we can achieve superior long-term growth in revenue and profitability by continuing to exhibit strong organic growth (e.g., continued expansion of our OEG segment, continued growth of our existing campus-based schools, developing branch campuses of our existing campuses, and expanding our existing international operations), as well as by acquiring additional schools in the U.S. and internationally.

        Expanding our Online Education Group.    We continue to invest in our rapidly growing OEG segment. In February 2001, we began enrolling full-time, degree-seeking students into 100% online, accelerated degree programs within American InterContinental University Online ("AIU Online"). AIU Online subsequently opened for instruction in April 2001. In July 2003, as part of our acquisition of the Whitman Education Group, Inc., we acquired Colorado Technical University ("CTU"), which has provided us with a new platform to further expand our online presence. CTU Online, CTU's online division, subsequently opened for instruction in October 2003. Our OEG segment offers 39 degree programs in business administration, information technology, visual communications, and health education. We are currently exploring the option of expanding our online presence through the introduction of a new online platform. As of January 31, 2005, we had a total online student population of approximately 24,900, compared to an online student population of approximately 12,200 as of January 31, 2004.

        Continuing Organic Growth of Campus-Based Education.    We believe that our existing campuses can continue to achieve organic growth in enrollment, revenue, and profitability through the execution of our business and operating strategies. We will also continue our marketing efforts in selected foreign countries to increase international student enrollments at our domestic campuses and in our online education programs.

        Opening Start-up Campuses.    To date, we have opened 12 start-up campuses (four in 2004, four in 2003, two in 2002, and two in 2001), and we expect to continue to establish campuses at new locations in the future. Our start-up campuses are opened as branch campuses of an existing main campus location. Opening branch campuses enables us to capitalize on new markets or geographic locations that exhibit strong enrollment potential and/or the potential to establish a successful operation in one of our core curricula. We believe that opening new start-up campuses complements our acquisition activity, as it allows us to continue our growth strategy even if appropriate acquisition opportunities within a particular geographic region or core curricula area are not readily available.

        Expanding Internationally.    We believe that our existing international campuses can continue to achieve organic growth in enrollment, revenue, and profitability through the execution of our business and operating strategies. We will also continue our marketing efforts and expand our study abroad programs at certain U.S. campuses to increase student enrollments at our international campuses.

        Growth Through Acquisition.    To date, we have grown primarily by acquiring educational institutions both in the U.S. and internationally and then applying our experience in marketing and management to increase the enrollment, revenue, and profitability of acquired campuses. We expect that acquisitions will continue to be an important element of our overall growth strategy. On an ongoing basis, we engage in evaluations of and discussions with possible acquisition candidates, including evaluations and discussions relating to acquisitions that may be material in size or scope.

        We make selective acquisitions of career-oriented schools with quality educational programs and capable faculty and operational staff that stand to benefit from our educational focus and our marketing and operating strengths. We target schools that we believe have the potential to generate strong financial performance. Generally, such schools demonstrate many of the following characteristics:

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

  •
  Broad Marketability—Capable of attracting recent high school graduates and adult students from local, national, and international markets; and

  •
  Attractive Facilities and Geographic Locations—Providing geographically desirable locations and modern facilities to attract students.

        We analyze prospective acquisition targets for their long-term profit potential, enrollment potential, long-term demographic trends, concentration of likely employers within the region, level of competition, facility costs, and availability and quality of management and faculty. We investigate any prospective acquisition target for its history of regulatory compliance, as such history is an indication of both future regulatory costs and compliance issues and the campus' overall condition. A history of significant regulatory compliance deficiencies will generally remove a school from our consideration as an acquisition candidate.

        We believe that trends similar to those impacting the market for postsecondary, career-oriented education in the U.S. and Canada are occurring outside of North America. As a result, we believe that there may be significant additional international opportunities in private, for-profit, postsecondary education. In February 2003, we acquired a group of schools in France, and we may continue to acquire operations outside of North America.

        After we complete an acquisition, we immediately begin integration efforts and apply our business strategy to increase enrollment and improve the acquired campus' operations and profitability. We assist our newly-acquired schools in achieving their potential through a highly-focused and active management role and capital contributions. We selectively commit resources to improve marketing, advertising, student placement, administration, and regulatory compliance at each acquired campus. We may also commit further resources to enhance management depth and facilitate the training of certain campus personnel. We typically retain acquired brand names to take advantage of their established reputations in local, regional, and national markets as "schools of choice."

        By acquiring additional campuses, we are also able to realize economies of scale in terms of, among other things, our management information systems, finance, accounting, and audit functions, employee benefits, and insurance procurement. We also benefit from the exchange of ideas among educational administrators regarding faculty and curriculum development, student recruitment and retention, financial aid, and student placement.

Student Recruitment

        Our campuses seek to attract students with both the desire and ability to complete their academic programs. Therefore, to produce interest among potential students, each of our schools engages in a wide variety of marketing activities. Each school's admissions office is responsible for identifying individuals interested in enrolling at one of our campuses ("leads") and serving as the prospective students' primary contact, providing information to help them in making an enrollment decision and assisting them with the completion of the enrollment process. Admissions representatives interview and advise prospective students interested in specific careers. Our institutions currently employ approximately 2,200 admissions representatives, each of whom generally focuses his or her efforts on one or more of the following recruiting areas: local market, high school, out-of-area, international, and internet.

        Campus leads are generated in a number of ways, including:

        Referrals.    We believe that the reputation of our campuses in local, regional, and national business communities, and the recommendations of satisfied current and former students, are important factors contributing to success in recruiting new students.

        Collection of student interest cards at high school presentations made by our admissions representatives.    High school presenters conduct informational programs at local secondary schools and collect student interest cards for future follow-up. The interpersonal relationships formed between high school students and high school counselors and faculty may have significant influence over a potential student's choice of school. We believe that the brand awareness of our campuses assists presenters in gaining access to counselors and that the relationships of our presenters with the counseling departments of many local high schools are strong.

        Direct mail and e-mail solicitation campaigns.    We purchase direct mail and e-mail lists from a variety of sources, and we mail brochures and send e-mails to prospective students regularly during the course of the year.

        Advertising placed in a variety of media.    Certain of our campuses develop advertising for a variety of media, including Internet-based, television, and print advertising, that is run locally, regionally, and, sometimes, nationally. Internet-based advertising consists of e-mail campaigns, as mentioned above, co-branded micro-sites, banner advertisements, and branded websites. We believe Internet-based advertising offers a fast and cost-effective way to reach a targeted population. Each campus' website contains extensive information about the school and includes online enrollment capability. We expect this web-based information and enrollment capability to become an increasingly important, effective, and efficient aspect of our admissions activity.

        We closely monitor the effectiveness of our marketing efforts. The following table represents our estimated percentage of starts generated by leads obtained from our various media sources:

	Estimated percentage of starts generated
Media Source
	2004	2003
Internet	44%	36%
Television and print	20%	26%
Referrals	19%	20%
High school	4%	6%
Direct mailings	4%	6%
Other	9%	6%
	100%	100%

Student Admissions and Retention

        The admissions and entrance standards of each school are intended to identify students who are equipped to meet the requirements of their chosen fields of study. When evaluating prospective students, we seek individuals with, among other things, a strong desire to learn, passion for their area of interest, and initiative. We believe that a success-oriented student body results in higher retention and placement rates, increased student and employer satisfaction, and lower student default rates on government loans. To be qualified for admission to one of our schools, each applicant must have received a high school diploma or a General Education Development certificate. Several of our schools also require applicants to meet other admissions requirements, such as obtaining certain minimum scores on assessment examinations.

        Student retention is considered the responsibility of each individual department within the school. To minimize student withdrawals, faculty and administrative staff members at each of our campuses strive to establish personal relationships with students. Each campus devotes staff resources to advising students regarding academic and financial matters, part-time employment, and other factors that may affect their success. In addition, corporate and divisional staff evaluate the retention rates at each of our campuses and provide feedback and support to local administrators.

Curriculum Development and Faculty

        We believe that curriculum is an important component of our operations, because students choose, and employers recruit from, career-oriented schools based on the type and quality of education offered and provided. The curriculum development efforts of our schools are a product of their operating partnership with students and their business communities.

        The relationship of each of our campuses with its business community plays a significant role in the development and adaptation of course curriculum. Each campus has one or more program advisory boards composed of members of the local and regional businesses who are engaged in businesses directly related to the campus' educational offerings. These boards provide valuable input to our education departments, which allows our campuses to keep program curricula current and provide students with the training and skills that employers seek.

        We also endeavor to enhance and maintain the relevancy of our curricula by regularly soliciting feedback from students and employers. We have developed a number of techniques designed to gain valuable industry insight for ongoing curricula development and enhance the overall student experience. These techniques include classroom discussions with industry executives, part-time job placement within a student's industry of choice, and classroom analysis of case studies reflecting actual industry experiences.

        Our faculty members, many of whom are industry professionals, are in regular contact and interact frequently with employers. Our campuses hire a significant number of part-time faculty who hold positions in relevant business and industry because specialized knowledge is required to teach many of the campus' courses and provide students with current, industry-specific training. Unlike instructors at many traditional colleges and universities, instructors at our campuses are not awarded tenure and are regularly evaluated based upon, in part, the results of student evaluations.

School Administration

        We provide operational autonomy and appropriate performance-based compensation to certain of our campus-level managers. This approach is based on our belief that success is driven by performance at the campus-level through enrollment growth and student retention and placement. In addition, while our schools tend to exhibit similar economic characteristics, each of our campuses requires, to a certain extent, specific resources and operating strategies due to a variety of differing factors, including curriculum, demographics, geographic location, and size. Overall management of each of our institutions is the primary responsibility of the school president and local managers, who are responsible for the school's operations and performance. Each of our campuses has five primary operating departments: admissions, financial aid, education, career services, and accounting.

        Business strategy, information technology, finance, and certain accounting and financial aid processing functions are centralized at our corporate headquarters. Corporate and divisional management work with campus-level personnel to develop operating strategies for our campuses and work closely with local administrators to evaluate their accomplishments relative to their goals. We maintain stringent quality standards throughout our organization. Activities at the corporate and divisional levels include regular reporting processes that track the key indicators of each campus' operations, including, among others, leads, enrollments, retention rates, placements, and financial data. At regular intervals, each campus is also required to compile quantitative information, including information on admissions, financial aid, academic performance, and placement, which is subsequently reviewed by campus, divisional, and corporate management.

Corporate Compliance

        We have adopted a Code of Ethics that applies to our executive officers and senior financial officers and a Code of Business Conduct and Ethics that applies to all of our employees. These codes provide guidance with respect to our expectations that all of our employees will conduct business in a way that will merit the continued trust and confidence of the public. Both of these documents are available on our website at www.careered.com under the caption "Investor Relations."

        Our corporate compliance department provides assistance to our schools in preparing for or responding to accreditation visits, program reviews, financial aid audits, state licensure requirements, and student complaints, as well as in performing advertising and catalog reviews.

        In August 2004, we created the position of senior vice president of compliance, who reports independently to both the Audit Committee of the Board of Directors and the Executive Vice President of Administration. In addition, in the fourth quarter of 2004, we hired four vice presidents of compliance, each of whom reports independently to the senior vice president of compliance.

Specifically, the senior vice president of compliance and the vice presidents of compliance are responsible for verifying that:

  •
  schools and their employees are in compliance with the rules and regulations of state and federal regulatory agencies and accrediting bodies;

  •
  company policies and procedures are being followed; and

  •
  behavior at the schools conforms to our Code of Business Conduct and Ethics.

        We have realigned our school compliance structure such that each of our campuses will have a full-time director of compliance ("DOC") who reports independently to a vice president of compliance. Previously, our DOCs reported directly to school presidents. This change was instituted to ensure the independence of the DOCs in addressing compliance-related issues that affect our schools. Our DOCs remain active and collaborative members of our campuses' senior management teams.

        Certain of our DOCs have been selected to serve on a DOC Advisory Council that works closely with our senior vice president of compliance and our vice presidents of compliance to identify best practices, share knowledge regarding how new compliance policies and procedures might work at the campus level, serve as mentors for newly-hired DOCs, and function as senior instructors for DOC training.

        In December 2004, we created a Corporate Compliance Policy Board comprised of vice president-level representatives from the major corporate departments. This board has been commissioned to share broad policy initiatives so that they may be assessed for compliance with regulatory and accrediting body requirements.

Tuition and Fees

        Our campuses bill students for tuition and other institutional charges based on the specific instructional format or formats of the school's educational programs. Students at our institutions also typically purchase textbooks, supplies, and other program materials as part of their chosen educational programs.

Graduate Employment

        We devote a significant amount of time and resources to student placement, which we believe to be a key indicator of our success. Throughout the duration of a student's program of study, student placement is emphasized as a top priority at each of our campuses. This approach heightens the students' awareness of the career services department and focuses students on job placement within their field of study. Moreover, our schools provide career development instruction, which addresses, among other things, the preparation of résumés and cover letters, interviewing skills, networking, and other essential job-search tools, and ongoing placement resources, which are regularly available to both current students and graduates. With such assistance, our graduates typically find employment with a wide variety of businesses located not only within the campus' local markets but also regionally and nationally. We also believe that the employment of graduates of our schools in occupations in their fields of study or related fields of study is critical to the reputation of the schools and the school's ability to continue to successfully recruit new students. A strong career services office is important to maintain and elevate a campus' reputation.

        Each of our school's career services department plays a role in marketing their curriculum to the business community in order to produce job leads for graduates. Career services departments also assist current students in finding part-time employment. These part-time placements in many cases lead to permanent positions. As of December 31, 2004, approximately 230 employees worked in the career services departments of our campuses, of which approximately 50 worked as student employment coordinators, who are primarily responsible for aiding students in obtaining part-time employment. Career services counselors participate in professional organizations, advisory boards, trade shows, and community events to keep apprised of industry trends and maintain relationships with key employers. Partnerships with local and regional businesses are established through internships and curriculum development programs to facilitate the placement of graduates in local and regional businesses.

Technology

        We are committed to providing our students with access to the technology necessary for developing skills required to succeed in the careers for which they are training. Through regular consultation with business representatives, our campuses strive to provide their students with industry-current equipment, including computer hardware and software, which meets industry-specific technical standards. We endeavor to provide students with the types of equipment that they will eventually use in their careers of choice. For example, graphic animation students use sophisticated computer multimedia animation and digital video editing equipment and supplies, and visual communication and design technologies students use computer-related design and layout technologies and digital pre-press applications.

Employees

        As of December 31, 2004, we had a total of approximately 15,500 employees, of which 9,000 were full-time employees and approximately 6,500 were part-time employees. A limited number of our employees are represented by unions, although such employees are not currently subject to collective bargaining agreements. We generally consider our relations with our employees to be good.

Competition

        The postsecondary education industry is highly fragmented and competitive, while continuing to consolidate, with no single institution claiming a significant market share. Our schools compete with traditional public and private two-year and four-year colleges and universities, other proprietary schools, including those that offer online education programs, and alternatives to higher education, such as immediate employment and military service. Some public institutions are able to charge lower tuition for courses of study similar to those offered by our institutions due, in part, to government subsidies, government and foundation grants, tax-deductible contributions, and other financial sources not available to proprietary schools. However, tuition at private, non-profit institutions is, on average, higher than the average tuition rates of our campuses. We believe that our institutions compete with other educational institutions principally based upon the quality of their educational programs, their reputation in the business community, their costs of programs, and their graduates' ability to find employment. Some of our competitors in both the public and private sectors may have substantially greater financial and other resources than we have.

        Changes in the regulatory environment have stimulated continued consolidation in the postsecondary education industry. Regulations adopted in recent years have tightened standards for educational content, established strict standards for student loan default rates, required intensified regulatory oversight by state education agencies and accrediting agencies, and created more stringent standards for the evaluation of an institution's financial responsibility and administrative capability. As a result, some career-oriented schools have been forced to close because they lacked sufficient quality or financial resources or could not manage the increased regulatory burden. Despite increasing demand, potential new entrants face significant barriers to entry due to the highly regulated nature of the industry and the considerable expense of start-up operations.

Financial Aid and Regulation

        Our institutions and students in the U.S. and Canada, as well as U.S. students at our campus in the United Kingdom, participate in a wide variety of government-sponsored financial aid programs (i.e., programs administered by federal, state, provincial, and local government agencies). For this reason, we are subject to extensive regulatory requirements imposed by government funding agencies and other bodies. During the 2004 fiscal year, we derived approximately 60% of our revenue on a cash basis from such government-sponsored financial aid received by our students, and we estimate that approximately 80% of our students receive government-sponsored financial aid.

        Nature of Federal Support for Postsecondary Education in the U.S.    While many states support public colleges and universities primarily through direct state subsidies, the federal government provides a substantial part of its support for postsecondary education in the form of grants and loans to students who can use those funds at any institution that has been certified as eligible by the ED. These federal programs are authorized by Title IV of the Higher Education Act of 1965, as amended (the "Higher Education Act"), and are collectively referred to as the "Title IV Programs."

        Most aid under the Title IV Programs is awarded on the basis of financial need, generally defined under the Higher Education Act as the difference between the cost of attending the institution and the amount a student can reasonably be expected to contribute to that cost. All recipients of Title IV Program funds must maintain a satisfactory grade point average and progress in a timely manner toward completion of their program of study.

        Students at our institutions may receive grants, loans, and work opportunities to fund their education under the following Title IV Programs, although not every school participates in all programs: (1) the Federal Family Education Loan ("FFEL") program, (2) the Federal Pell Grant ("Pell") program, (3) the Federal Supplemental Educational Opportunity Grant ("FSEOG") program, (4) the Federal Perkins Loan ("Perkins") program, and (5) the Federal Work-Study ("FWS") program.

        FFEL.    Loans under the FFEL program are made by banks and other lending institutions, but if a student or parent defaults on a loan, payment is guaranteed by a federally recognized guaranty agency, which is then reimbursed by the ED. Students with financial need qualify for interest subsidies while in school and during grace periods. Our institutions and their students use a wide variety of lenders and guaranty agencies and have not experienced difficulties in identifying lenders and guaranty agencies willing to make and guarantee FFEL loans.

        Pell.    Under the Pell program, the ED makes grants to students who demonstrate financial need.

        FSEOG.    FSEOG awards are designed to supplement Pell grants for the neediest students. An institution is required to make a 25% matching contribution for all federal funds received under this program.

        Perkins.    Perkins loans are made from a revolving institutional account, 75% of which is capitalized by the ED and the remainder of which is funded by the institution. Each institution is responsible for collecting payments on Perkins loans from its former students and lending those funds to currently enrolled students. We currently have only one institution that continues to participate in the Perkins program.

        FWS.    Generally, under the FWS program, federal funds are used to pay 75% of the cost of part-time employment of eligible students to perform work for the institution or certain off-campus organizations. The remaining 25% is paid by the institution or the student's employer. In select cases, these federal funds under the FWS program are used to pay 100% of the cost of part-time employment of eligible students.

        Regulation of Federal Student Financial Aid Programs for U.S. Institutions.    To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by the relevant agencies of the state in which it is located, accredited by an accrediting agency recognized by the ED and certified as eligible by the ED. The ED will certify an institution to participate in the Title IV Programs only after the institution has demonstrated compliance with the provisions of the Higher Education Act and the ED's extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance with these requirements to the ED on an ongoing basis. These standards are applied primarily on an institutional basis, with an institution defined as a main campus and its additional campus locations, if any.

        The substantial amount of federal funds disbursed through the Title IV Programs, the large numbers of students and institutions participating in those programs, and instances of fraud, waste, and abuse by some institutions and students in the past have caused the U.S. Congress ("Congress") to require the ED to increase its level of regulatory oversight. Under the Higher Education Act, accrediting agencies and state licensing agencies also have responsibilities for overseeing institutions, and continued approval by such agencies is necessary for an institution to maintain eligibility to participate in the Title IV Programs. As a result, each of our institutions is subject to detailed oversight and review and must comply with a complex framework of laws and regulations. Because the ED periodically revises its regulations and changes its interpretation of existing laws and regulations, we cannot predict with certainty how the Title IV Program requirements will be applied in all circumstances.

        Significant factors relating to the Title IV Programs that could adversely affect us include the following:

        Legislative Action.    Political and budgetary concerns significantly affect the Title IV Programs. Congress must reauthorize the Higher Education Act approximately every six years, and the last reauthorization took place in 1998. Consequently, Congress has begun the process of reviewing and reauthorizing the Higher Education Act again, a process that is expected to be concluded in 2005. We believe that this reauthorization will likely result in numerous changes to the Higher Education Act, but, at this time, we cannot determine what changes Congress will make. In addition, Congress reviews and determines federal appropriations for the Title IV Programs on an annual basis. Congress can also make changes to the laws affecting the Title IV Programs in those annual appropriations bills and in other laws it enacts in between the Higher Education Act reauthorizations. Since a significant percentage of our revenue is derived from the Title IV Programs, any action by Congress that significantly reduces funding for the Title IV Programs or the ability of our schools or students to participate in the Title IV Programs could have a material adverse effect on our business, results of operations or cash flows, or financial condition. Legislative action may also increase our administrative costs and require us to modify our practices in order for our schools to comply fully with the Title IV Program requirements.

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

        An institution's cohort default rate under the FFEL program is calculated on an annual basis as the rate at which student borrowers scheduled to begin repayment on their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year. An institution whose cohort default rates equal or exceed 25% for three consecutive years will no longer be eligible to participate in the FFEL or Pell programs for the remainder of the federal fiscal year in which the ED determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. An institution whose cohort default rate under the FFEL program for any federal fiscal year exceeds 40% will no longer be eligible to participate in the FFEL program for the remainder of the federal fiscal year in which the ED determines that the institution has lost its eligibility and for the two subsequent federal fiscal years.

        None of our 34 institutions participating in the FFEL program had an FFEL cohort default rate of 25% or greater during any of the last three federal fiscal years. The following table sets forth the FFEL cohort default rates for our institutions for federal fiscal years 2002, 2001, and 2000, the most recent years for which the ED has published such rates:

	FFEL Cohort Default Rate
School
	2002	2001	2000
American InterContinental University
Atlanta/Buckhead, GA (Atlanta/Dunwoody, GA, Weston, FL, Los Angeles, CA, Houston, TX, London, England, Dubai, United Arab Emirates, Online)	8.3%	5.4%	6.4%
Briarcliffe College
Bethpage, NY (Patchogue, NY)	9.3%	5.5%	5.6%
Brooks College
Long Beach, CA (Sunnyvale, CA)	5.7%	5.3%	6.0%
Brooks Institute of Photography, Santa Barbara, CA	4.3%	2.8%	6.8%
Brown College, Mendota Heights, MN	6.0%	6.5%	5.5%
California Culinary Academy, San Francisco, CA	10.4%	6.5%	5.6%
California School of Culinary Arts, Pasadena, CA	2.3%	2.9%	0.0%
Collins College, Tempe, AZ	11.4%	8.9%	7.6%
Colorado Technical University
Colorado Springs, CO (Denver, CO, North Kansas City, MO, and Sioux Falls, SD, Online)	2.9%	3.2%	4.8%
The Cooking and Hospitality Institute of Chicago, Chicago, IL	16.7%	18.6%	15.4%
Gibbs College
Boston, MA	15.0%	13.1%	10.1%
Cranston, RI	8.8%	9.8%	5.1%
Norwalk, CT	10.8%	6.7%	9.6%
Livingston, NJ (Piscataway, NJ)	15.8%	15.0%	11.4%
Vienna, VA	9.7%	11.1%	5.9%
Harrington College of Design, Chicago, IL	7.4%	1.9%	2.7%
International Academy of Design & Technology
Chicago, IL (Troy, MI)	24.7%	18.1%	13.1%
Pittsburgh, PA (Fairmont, WV, and Nashville, TN)	18.0%	12.4%	9.6%
Tampa, FL (Orlando, FL, Henderson, NV, Seattle, WA, Orlando Culinary Academy, Orlando, FL)	5.1%	8.1%	7.9%
The Katharine Gibbs Schools
Melville, NY	9.9%	8.8%	6.2%
New York, NY (Norristown, PA)	19.0%	7.1%	10.8%
Lehigh Valley College
Allentown, PA	8.1%	10.1%	11.2%
McIntosh College, Dover, NH	8.3%	9.7%	8.0%
Missouri College, St. Louis, MO	6.0%	7.5%	10.2%

Pennsylvania Culinary Institute
Pittsburgh, PA (Le Cordon Bleu College of Culinary Arts Miami, Miramar, FL)	11.2%	10.4%	5.8%
Sanford-Brown College
Fenton, MO (Collinsville, IL, Hazelwood, MO, and St. Charles, MO)	7.6%	6.9%	5.3%
Sanford Brown Institute
Atlanta, GA (Houston, TX, Landover, MD, Lauderdale Lakes, FL, Middleburg Heights, OH, New York, NY, and Trevose, PA)	7.0%	7.0%	6.3%
Dallas TX, (Garden City, NY)	7.8%	7.8%	6.3%
Jacksonville, FL (Iselin, NJ, and Tampa, FL)	4.7%	7.9%	11.3%
White Plains, NY (Springfield, MA)	6.9%	4.9%	4.7%
Scottsdale Culinary Institute
Scottsdale, AZ (Le Cordon Bleu College of Culinary Arts Las Vegas, Las Vegas, NV)	5.1%	8.1%	3.9%
Texas Culinary Academy, Austin, TX	9.5%	10.4%	15.0%
Western Culinary Institute
Portland, OR (Le Cordon Bleu College of Culinary Arts Atlanta, Tucker, GA)	2.2%	3.8%	5.9%
Western School of Health and Business Careers
Pittsburgh, PA (Monroeville, PA)	9.6%	8.6%	9.7%

        An institution whose cohort default rate under the FFEL program equals or exceeds 25% for any one of the three most recent federal fiscal years, or whose cohort default rate under the Perkins loan program exceeds 15% for any year, may be placed on provisional certification status by the ED for up to four years. Four of our institutions have borrowers who entered repayment in the 2002-2003 award year, the most recent year for which we have calculated and reported to the ED Perkins loan default rates. The Perkins loan cohort default rates for these four institutions ranged from 9.47% to 54.55%. Currently, the ED has placed one of these institutions, Brown College, on provisional certification for its Perkins loan cohort default rates. Colorado Technical University is our only institution that continues to participate in the Federal Perkins Loan program and had a Perkins loan cohort default rate of 9.47% for students who were scheduled to begin repayment in the 2002-2003 federal award year.

        Financial Responsibility Standards.    All institutions participating in the Title IV Programs must satisfy specific standards of financial responsibility. The ED evaluates institutions for compliance with these standards each year, based on the annual audited financial statements of the institution or its parent corporation, and following a change of control of the institution. In reviewing our financial statements, it has been the ED's practice to measure financial responsibility on the basis of the financial statements of both our individual institutions and CEC on a consolidated basis.

        To be considered financially responsible, an institution must, among other things, (i) have sufficient cash reserves to make required refunds, (ii) be current on its debt payments, (iii) meet all of its financial obligations, and (iv) achieve a "composite score" of at least 1.5 based on the institution's annual financial statements. The ED calculates the institution's composite score based on its:

  •
  equity ratio, which measures the institution's capital resources, ability to borrow, and financial viability;

  •
  primary reserve ratio, which measures the institution's ability to support current operations from expendable resources; and

  •
  net income ratio, which measures the institution's ability to operate at a profit.

        If an institution's composite score, on a scale of -1.0 to 3.0, is 1.5 or greater and it satisfies all other ED standards of financial responsibility, the institution is deemed financially responsible. An institution that does not meet the ED's minimum composite score of 1.0 may demonstrate its financial responsibility by posting a letter of credit in favor of the ED in an amount equal to at least 50% of the Title IV Program funds received by the institution during its prior fiscal year or posting such letter of credit in an amount equal to at least 10% of the Title IV Program funds received by the institution during its prior fiscal year and accepting other conditions on its participation in the Title IV Programs. Our consolidated composite score as of and for the year ended December 31, 2004, was 2.8.

        Return and Refunds of Title IV Program Funds.    Institutions that receive Title IV Program funds that have been found during an audit or compliance review to have made late student refunds above a minimum threshold in either of their last two fiscal years must post a letter of credit with the ED in an amount equal to 25% of the total Title IV Program refunds paid by the institution during its prior fiscal year. Based on this standard, we currently have posted a total of $6.5 million in letters of credit with respect to 14 of our institutions.

        Change of Ownership or Control.    When we acquire an institution that is eligible to participate in the Title IV Programs, that institution undergoes a change of ownership resulting in a change of control as defined by the ED. Upon such a change of control, an institution's eligibility to participate in the Title IV Programs is subject to review, and the institution could lose its eligibility unless it can re-establish its state authorization and accreditation and satisfy the other requirements to be re-certified by the ED as an eligible institution under our ownership. If an institution is re-certified following a change of control, it will be re-certified on a provisional basis.

        The ED has the authority, under certain circumstances, to provisionally and temporarily certify an institution following a change of control while the ED reviews the institution's application for certification under new ownership. The ED has provided such temporary certification to each institution we have acquired since January 1999 within periods of time ranging from 10 to 60 days after the change of ownership.

        Each U.S. institution we have acquired has undergone a certification review under our ownership and has been certified to participate in the Title IV Programs on a provisional basis. Twelve of our U.S. institutions are presently participating in the Title IV Programs under provisional certification due to their change of ownership, and 22 of our U.S. institutions have been granted regular certification.

        Other types of transactions can also cause a change of control. The ED, state education agencies, and the accrediting agencies that accredit our schools have their own definitions of when a transaction is deemed a change of control. With respect to a publicly traded corporation, such as us, ED regulations provide that a change of control occurs under either of two standards. First, a change of control occurs if a person acquires such ownership and control that the corporation is required to file a Current Report on Form 8-K with the Securities and Exchange Commission disclosing a change of control. Second, a change of control occurs if a stockholder (other than an institutional investor) that owns at least 25% of the corporation's voting stock and more voting stock than any other stockholder ceases to satisfy either of those conditions. Most of the states and accrediting agencies include the sale of a controlling interest of common stock in the definition of a change of control. A change of control under the definition of one of these agencies would require the affected institution to reaffirm its state authorization or accreditation by the respective agency. The requirements to obtain such reaffirmation from the states and accrediting agencies with jurisdiction over our schools vary widely.

        The potential adverse effects of a change of control could influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance, or redemption of our capital stock.

        Opening Additional Institutions and Adding Educational Programs.    The Higher Education Act generally requires that proprietary institutions be fully operational for two years before applying to participate in the Title IV Programs. However, an institution that is certified to participate in the Title IV Programs may establish an additional location and participate in the Title IV Programs at that location without reference to the two-year requirement if the institution has received all of the necessary state and accrediting agency approvals for that location and has reported that additional location to the ED, unless the institution will offer at least 50% of an entire educational program at that location, and any one of the following restrictions applies, in which case the ED must approve the additional location before it can participate in the Title IV Programs: (a) the institution is provisionally certified by the ED, (b) the institution receives Title IV Program funds under the ED's reimbursement or cash monitoring payment methods, (c) the institution acquired the assets of another institution that provided educational programs at that location and participated in the Title IV Programs during the preceding year, (d) the institution would be subject to loss of eligibility to participate in the Title IV Programs because the additional location lost its eligibility to participate in the Title IV Programs due to high FFEL cohort default rates, or (e) the ED previously notified the institution that it must apply for approval to establish an additional location. Our growth strategy is based, in part, on our ability to open new campuses as additional locations of our existing institutions.

        Generally, an institution that is eligible to participate in the Title IV Programs may add a new educational program and disburse Title IV Program funds to students enrolled in that new program without ED approval if that new program leads to an associate level or higher degree and the institution already offers programs at that level, or if it prepares students for gainful employment in the same or a related occupation as an educational program that has previously been designated as an eligible program at that institution and meets minimum course length requirements. Otherwise, the institution must obtain the ED's approval before it may disburse Title IV Program funds to students enrolled in the new program. If an institution erroneously determines that an educational program is eligible for the disbursement of funds under the Title IV Programs, the institution would likely be liable for repayment of the Title IV Program funds provided to students enrolled in that educational program. We do not believe that current ED regulations will create significant obstacles to our plans to add new programs at our schools.

        Some of the state education agencies and accrediting agencies with jurisdiction over our schools also have requirements that may affect our schools' ability to open a new location, acquire an existing location, establish an additional location of an existing institution, or begin offering a new educational program. We do not believe that these standards will have a material adverse effect on our growth strategy. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K for additional discussion of accreditation and regulatory matters.

        "90/10 Rule."    Under a provision of the Higher Education Act commonly referred to as the "90/10 Rule," a proprietary institution, such as each of our institutions, would no longer be eligible to participate in the Title IV Programs if, on a cash accounting basis, it derived more than 90% of its revenue, as defined pursuant to applicable ED regulations, for any fiscal year from the Title IV

Programs. Any institution that violates this rule becomes ineligible to participate in the Title IV Programs as of the first day of the fiscal year following the fiscal year in which it exceeds 90% and is unable to apply to regain its eligibility until the next fiscal year. If one of our institutions violated the 90/10 Rule and became ineligible to participate in the Title IV Programs but continued to disburse Title IV Program funds, the ED would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

        We have calculated that, since the requirement took effect in 1995, none of our U.S. institutions has derived more than 88% of its cash-basis revenue from the Title IV Programs for any fiscal year. We regularly monitor compliance with this requirement to minimize the risk that any of our institutions would derive more than the maximum percentage of its cash-basis revenue from the Title IV Programs for any fiscal year. If an institution appeared likely to approach the maximum percentage threshold, we would evaluate making changes in student funding and financing to ensure compliance with the rule. During 2004, 2003, and 2002, our U.S. institutions received approximately 58%, 58%, and 53%, respectively, of their total cash-basis revenue from the Title IV programs.

        Administrative Capability.    The ED assesses the administrative capability of each institution that participates in the Title IV Programs under a series of separate standards. Failure to satisfy any of the standards may lead the ED to find the institution ineligible to participate in the Title IV Programs or to place the institution on provisional certification as a condition of its participation. A violation of these requirements could also subject the institution to other penalties. See "Compliance with Regulatory Standards and Effect of Regulatory Violations" discussed below.

        One standard, which applies to programs with the stated objective of preparing students for employment, requires the institution to show a reasonable relationship between the length of the program and the entry-level job requirements of the relevant field of employment. We believe we have demonstrated such a reasonable relationship for each of our applicable programs. Short-term educational programs that provide less than 600 clock hours, 16 semester hours, or 24 quarter hours of instruction must demonstrate that 70% of all students who enroll in such programs complete them within a prescribed time and that 70% of the graduates of such programs obtain employment in the occupation for which they were trained within a prescribed period of time. Some of our Gibbs institutions offer such short-term programs, but students enrolled in these programs represent a small percentage of our total enrollment.

        Other standards provide that an institution may be found to lack administrative capability and be placed on provisional certification if its student loan default rate under the FFEL program is 25% or greater for any of the three most recent federal fiscal years or if its Perkins cohort default rate exceeds 15% for any federal award year. Due to its Perkins cohort default rates, one of our institutions, Brown College, has been placed on provisional certification. See "Student Loan Default Rates" discussed previously. This provisional certification does not affect our ability to participate in the FFEL program.

        Restrictions on Payment of Commissions, Bonuses, and Other Incentive Payments.    An institution participating in the Title IV Programs may not provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruiting or admission activities or in making decisions regarding the awarding of Title IV Program funds. The ED published regulations, which took effect in July 2003, to attempt to clarify this so-called "incentive compensation" law. These regulations identify twelve compensation arrangements that the ED has determined are not in violation of the incentive compensation law, including the payment and adjustment of salaries, bonuses, and commissions in certain circumstances. The ED's regulations do not establish clear criteria for compliance in all circumstances, and the ED has announced that it will no longer review and approve individual schools' compensation plans. Nonetheless, we believe that our current compensation plans are in compliance with the Higher Education Act and the ED's new regulations, although we cannot provide assurance that the ED will not find deficiencies in our compensation plans.

        Eligibility and Certification Procedures.    The Higher Education Act and its implementing regulations require each institution to apply to the ED for continued certification to participate in the Title IV Programs at least every six years or when it undergoes a change of control. The ED may place an institution on provisional certification status if it finds that the institution does not fully satisfy all of the eligibility and certification standards. The ED may withdraw an institution's provisional certification without advance notice if the ED determines that the institution is not fulfilling all material requirements. Also, the ED may more closely review an institution that is provisionally certified if it applies for approval to open a new location or make any other significant change. Provisional certification does not otherwise limit an institution's access to Title IV Program funds. In addition, an institution must obtain ED approval for substantial changes, including changes in an institution's accrediting agency or state authorizing agency or changes to an institution's structure or certain basic educational features.

        An institution seeking certification to participate in the Title IV Programs after a change of control will be provisionally certified for a limited period, following which the institution must reapply for continued certification. If, at that time, the institution satisfies all conditions for full certification, the ED will recertify the institution and remove the provisional status. Otherwise, the ED may re-certify the institution on a continued provisional basis. Each institution that we have acquired was initially certified by the ED for participation in the Title IV Programs under our ownership on a provisional basis. Currently, twelve of our institutions remain on provisional certification status because the initial period of their provisional certification has not expired. In addition to these twelve, we have two institutions that are on provisional certification due to late refunds of Title IV funds, one institution that is on provisional certification due to its Federal Perkins Loan default rate, and one institution that is on provisional certification due to an ongoing ED program review.

        Compliance with Regulatory Standards and Effect of Regulatory Violations.    Our institutions are subject to and have pending audits, program compliance reviews, inquiries, investigations, claims of non-compliance and lawsuits by the ED and other federal and state agencies, accrediting agencies, guaranty agencies and individuals or other third parties, which may allege violations of statutes, regulations, accreditation standards or other regulatory requirements applicable to us or our institutions. The Higher Education Act and its implementing regulations also require that an institution's administration of Title IV Program funds be audited annually by an independent accounting firm, and that the resulting audit report be submitted to the ED for review.

        If the ED or another regulatory agency determined that one of our institutions improperly disbursed Title IV Program funds or violated a provision of the Higher Education Act or the ED's regulations, that institution could be required to repay such funds, and could be assessed an administrative fine. The ED could also subject the institution to a heightened level of cash monitoring, under which the institution's federal funding requests would be more carefully reviewed by the ED, or the ED could transfer the institution from the advance system of receiving Title IV Program funds to the reimbursement system, under which an institution must disburse its own funds to students and document the students' eligibility for Title IV Program funds before receiving such funds from the ED. Violations of Title IV Program requirements could also subject us or our campuses to other civil and criminal penalties. Significant violations of Title IV Program requirements by us or any of our institutions could be the basis for a proceeding by the ED to limit, suspend, or terminate the participation of the affected institution in the Title IV Programs. Generally, such a termination extends for 18 months before the institution may apply for reinstatement of its participation. There is no proceeding pending to fine any of our institutions or to limit, suspend, or terminate any of our institutions' participation in the Title IV Programs, and we have no reason to believe that any such proceeding is contemplated. Any such action that substantially limited our schools' participation in the

Title IV Programs could have a material adverse effect on our business, results of operations or cash flows, or financial condition.

        If the results of any inquiries, investigations, claims of non-compliance or lawsuits by any agency or person are unfavorable to us, we may be required to pay money damages or may be subjected to fines, injunctions or other civil or criminal penalties that could have a material adverse effect on our business, results of operations, cash flows or financial condition. Even if we satisfactorily resolve the issues raised by any such matter, we may have to expend significant financial and personnel resources to do so, which could have an adverse effect on our business, results of operations, cash flows or financial condition. Adverse publicity regarding any such matters could also negatively affect our business. See Item 3 "Legal Proceedings" in this Annual Report on Form 10-K and Note 19 "Regulatory" in our accompanying consolidated financial statements for further information.

State Authorization for U.S. Schools

        We are subject to extensive regulation in each of the states in which we currently operate institutions and in other states in which our institutions recruit students. Each of our campuses must be authorized by the applicable state agency or agencies to operate and grant degrees or diplomas to its students. In addition, state authorization is required for an institution to become and remain eligible to participate in the Title IV Programs. Currently, each of our U.S. institutions is authorized by its applicable state agency or agencies.

        The level of regulatory oversight varies substantially from state to state. In some states, our institutions are subject to licensure by an agency that regulates proprietary institutions and also by a separate higher education agency. State laws establish standards for instruction, qualifications of faculty, location and nature of facilities, financial policies, and other operational matters. State laws and regulations may limit our institutions' ability to operate or to award degrees or diplomas or offer new degree programs. Some states prescribe standards of financial responsibility that are different from those prescribed by the ED. We believe that each of our campuses is in substantial compliance with state authorizing and licensure laws. If any one of our institutions lost its state authorization, it would be unable to offer its programs and would be forced to close. The closing one of our institutions for any reason could have a material adverse effect on our business, results of operations or cash flows, or financial condition.

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

        Accreditation by an accrediting agency recognized by the ED is required for an institution to be certified to participate in the Title IV Programs. Accrediting agencies must adopt specific standards in connection with their review of postsecondary educational institutions to be recognized by the ED. All of our U.S. institutions are accredited by one or more accrediting agencies recognized by the ED. See the discussion in "Campuses" above for information concerning our campuses' accreditation.

        In addition, programmatic accreditation, which is not a sufficient basis for institutional Title IV certification by the ED, has been granted by the following accrediting agencies to the following individual programs:

Accrediting Body	Campus	Program Accredited
American Association of Health Systems Pharmacists	Western School of Health and Business Careers, Monroeville	Pharmacy assistant programs
Accrediting Board for Engineering and Technology	Colorado Technical University, Colorado Springs	Engineering programs
Accrediting Bureau of Health Education Schools	Colorado Technical University, North Kansas City; Sanford-Brown College, Collinsville and Hazelwood; Western School of Health and Business Careers, Pittsburgh and Monroeville	Medical assisting programs
Accrediting Bureau of Health Education Schools	Sanford-Brown Institute, Dallas, Iselin, Jacksonville, Lauderdale Lakes, Houston, Houston North Loop, and Tampa	Surgical technology programs
American Dental Association Commission on Dental Accreditation	Missouri College	Dental assisting programs
CAAHEP-Accreditation Review Committee on Education in Surgical Technology	Sanford-Brown Institute, Houston, Iselin, Jacksonville, Lauderdale Lakes, and Tampa; Western School of Health and Business Careers, Monroeville	Surgical technology programs
CAAHEP-Committee on Accreditation for Respiratory Care	Sanford-Brown College, Fenton; Western School of Health and Business Careers, Pittsburgh	Respiratory therapy programs
CAAHEP Curriculum Review Board of the American Association of Medical Assistants Endowment	Colorado Technical University, Sioux Falls	Medical assisting programs
CAAHEP-Joint Review Committee on Education in Diagnostic Medical Sonography	Sanford-Brown Institute, Dallas, Houston, Iselin, and Middleburg Heights; Western School of Health and Business Careers, Pittsburgh	Diagnostic medical sonography programs
Foundation for Interior Design Education Research	American InterContinental University, Buckhead and Los Angeles; Brooks College, Long Beach; Harrington College of Design; International Academy of Design and Technology, Chicago, Tampa, and Toronto	Interior design programs
Joint Review Commission on Education in Radiologic Technology	Colorado Technical University, North Kansas City; Sanford-Brown College, Fenton; Western School of Health and Business Careers, Pittsburgh	Diagnostic medical sonography programs

        An accrediting agency may place an institution on "reporting" status to monitor one or more specified areas of performance. An institution placed on reporting status is required to report periodically to its accrediting agency on its performance in the specified areas for a period of one year, after which it is re-evaluated. See Note 19 "Regulatory" in our accompanying consolidated financial statements for further discussion of accreditation and regulatory actions at certain of our institutions.

        If any of our institutions loses its accreditation, it would be ineligible to continue its participation in the Title IV Programs. The loss of Title IV Program funding for any of our campuses could have a material adverse effect on our business, results of operations or cash flows, or financial condition. See Item 3 "Legal Proceedings" in this Annual Report on Form 10-K and Note 19 "Regulatory" in our accompanying consolidated financial statements for further detail.

Other International Regulations

        Our educational institutions that operate in Canada, France, the United Kingdom, and the United Arab Emirates are subject to local regulations. Each of these campuses currently holds all necessary domestic authority to operate within their respective jurisdictions, and campus administrators work closely with the local regulators to ensure that they are in compliance with domestic regulations. Additionally, our AIU campus in the United Kingdom and our American University in Dubai in the United Arab Emirates are accredited by a U.S. regional accrediting association. SACS, as branches of AIU, whose main campus is located in Atlanta, Georgia.

        Canada.    Our Canadian institutions are subject to regulation in the provinces in which they operate and in the provinces in which they recruit students. Depending on their province of residence, our Canadian students may receive loans under the Canada Student Loans Program, the Ontario Student Assistance Program ("OSAP"), the Quebec Loans and Bursaries Program, and/or provincial funding from their province of residence (if not Ontario or Quebec). Canadian institutions must meet eligibility standards to administer these programs and must comply with extensive statutes, rules, regulations, and requirements. We believe our Canadian institutions currently hold all necessary registrations, approvals, and permits and meet all eligibility requirements to administer these governmental financial aid programs. If our Canadian institutions cannot meet these and other eligibility standards or fail to comply with applicable requirements, it could have an adverse effect on our business, results of operations or cash flows, or financial condition.

        Ontario.    The Ontario Ministry of Training, Colleges and Universities ("Ontario Ministry") provides financial assistance to eligible students through the OSAP.

        Adopting a practice similar to that of the ED's, the Ontario Ministry calculates, for each institution, student loan default rates on the basis of incidences of default and expresses the default rates as a percentage of the total number of loans issued to students attending that school. Beginning with loans issued during the 1998-99 award year (August 1, 1998 to July 31, 1999), institutions with a 1997 default rate that is 15 percentage points or more above the 1997 provincial average of 23.5% or 38.5% were required to share the cost of defaults. The rates for subsequent years are as follows:

  •
  In the 1999-2000 award year, this policy applied to institutions with a 1998 default rate 10 percentage points or more above 23.5% or 33.5%.

  •
  In the 2000-2001 award year, this policy applied to institutions with a 1999 default rate above 28.5%.

  •
  In the 2001-2002, 2002-2003, 2003-2004, and 2004-2005 award years, this policy applied or will apply to institutions with a default rate during 2001, 2002, 2003, or 2004, respectively, of 25.0% or above.

        Our IADT campus in Toronto had an average overall default rate of 18.9% in 2003, 20.7% in 2002, 21.6% in 2001, 18.1% in 2000, 16.7% in 1999, and 23.8% in 1998. Our IADT campus in Ottawa had an overall default rate of 27.0% in 2003, 28.6% in 2002, 14.3% in 2001, 13.0% in 2000 and 15.4% in 1999. IADT-Ottawa posted security to indemnify the Canadian government for costs above the threshold based on the 2002 rate and will post a similar security with the Ontario Ministry based on the 2003 rate. As previously noted, IADT-Ottawa ceased admitting students in 2004, and we will terminate operation of the campus after existing students have completed their programs of study.

        Quebec.    Our Quebec students may receive loans under the Quebec Loans and Bursaries Program, subject to student eligibility criteria. Under an Act Respecting Private Education, our International Academy of Design and Technology campus in Montreal may not operate as a private educational institution without holding a permit issued by the Quebec Minister of Education. Permits cannot be transferred without the written authorization of the Quebec Minister, and we must inform the Minister of any amalgamation, sale, or transfer affecting our Quebec campus, as well as any change in the campus' name. The Quebec Minister can modify or revoke our permit in certain circumstances, such as if we do not comply with the conditions, restrictions, or prohibitions of the permit or if we become insolvent. We must be provided with a chance to present our views before our permit can be revoked.

        France.    The INSEEC Group consists of nine campuses, all of which are governed by the French Ministry of Education, and two campuses that offer health education programs are co-governed by the French Ministry of Health and by the National Professional Committee for Medical Visits for its pharmaceutical test preparation and continuing education classes.

        There are three levels of French Ministry approval: diploma endorsement (Level III), state recognition (Level II), and diploma stamp (Level I, the highest level of French approval). In 1999, an additional grade entitled "Master", which represents the highest level of European approval, was added.

        Currently, two campuses of the INSEEC Group have the highest level of European approval (Master grade), four campuses have Level I approval, four campuses have Level II approval, and two campuses have Level III approval.

        These approvals are subject to regular renewal, the schedule for which depends on geographic zones. Four renewal applications are currently being processed.

        The Level III approval, which is co-governed by the French Ministry of Employment and the French Ministry of Education, is currently undergoing reorganization by the French Ministry, and the effect of such changes, the nature of which are unknown at the present time, are uncertain.

        With respect to Level II approval, Level I approval, and the European approvals, conditions that must be satisfied to obtain approvals are generally becoming more strict, requiring schools to, among other things, provide more financial support for research and hire more full-time faculty. We do not believe that these changes will have a significant impact on our operations or financial results.

        United Kingdom.    American InterContinental University London ("AIU London") has been authorized by the cognizant U.S. and United Kingdom agencies to grant academic credentials. AIU London is authorized to grant academic degrees by the Nonpublic Postsecondary Education Commission of the State of Georgia. U.S. students that attend AIU London are eligible to participate in the U.S. Title IV Programs through AIU London's status as an additional branch location of AIU Buckhead. AIU London is a "Listed Body" pursuant to The Education (Listed Bodies) (England) Order 2002, and approved by the Open University (U.K.) Validation Services as an appropriate organization to offer higher education programs.

        United Arab Emirates.    Our American University in Dubai ("AU Dubai"), a branch campus of American InterContinental University, is authorized to grant academic credentials by both the Nonpublic Postsecondary Education Commission of the State of Georgia and the Education Licensure Commission of the District of Columbia. AU Dubai does not participate in the U.S. Title IV Programs. AU Dubai has been granted domestic programmatic accreditation by the United Arab Emirates Ministry of Higher Education and has authority to operate through a grant from the Emir (the head of state) of Dubai. AU Dubai received a new five-year, renewable license to operate the campus from the United Arab Emirates Ministry of Higher Education in December 2004. This license is also known as a "trade license" in the United Arab Emirates.

ITEM 2.    PROPERTIES

        Our corporate headquarters are located in Hoffman Estates, Illinois, which is outside of Chicago, and our 82 campuses are located throughout the United States, and in France, Canada, the United Kingdom, and the United Arab Emirates. Each of our campuses contains teaching facilities, including modern classrooms, laboratories, and, in the case of campuses with culinary arts programs, large, well-equipped kitchens. Admissions and administrative offices are also located at each campus.

        Additionally, our Brooks College campus in Long Beach, California includes a dormitory and student cafeteria. Atlantic Culinary Academy, Brown College, Texas Culinary Academy, Western Culinary Institute, Scottsdale Culinary Institute, California School of Culinary Arts, California Culinary Academy, Le Cordon Bleu College of Culinary Arts Atlanta, Le Cordon Bleu College of Culinary Arts Las Vegas, and The Cooking and Hospitality Institute of Chicago utilize leased space to operate restaurants in conjunction with their culinary arts programs.

        We lease all of our facilities, except a facility at Brooks Institute of Photography in Santa Barbara, California, a facility at our AIU campus in Houston, Texas, a dormitory facility at the Pennsylvania Culinary Institute, and a facility at the Cooking and Hospitality Institute of Chicago, which we own. As of December 31, 2004, we owned real property covering approximately 208,000 square feet, all of which is attributable to our CSU segment. As of December 31, 2004, we held leases for approximately 6.3 million square feet of real property, of which approximately 5.6 million square feet is leased by our CSU segment, approximately 555,000 square feet is leased by our OEG segment, and approximately 120,000 square feet is leased for our corporate locations. The leases have remaining terms ranging from less than one year to 24 years.

        We actively monitor facility capacity in light of our current utilization and projected student enrollment growth. We believe that our institutions can acquire any necessary additional facility capacity on reasonably acceptable terms. We devote capital resources to facility improvements and expansions as we deem necessary.

ITEM 3.    LEGAL PROCEEDINGS

        We are a party to the following legal proceedings:

Qui Tam Proceeding

        As previously disclosed by Whitman Education Group prior to being acquired by us on July 1, 2003, several of our subsidiaries have been named as defendants in a lawsuit styled United States ex. rel. Shauntee A. Payne v. Whitman Education Group, Inc. et. al. The action is a qui tam proceeding that was filed under seal by a former employee of one of Whitman's schools on December 3, 2002 in the Galveston Division of the United States District Court for the Southern District of Texas on behalf of herself and the federal government. A qui tam action is a civil lawsuit brought by one or more individuals (a qui tam "relator") on behalf of the federal government for an alleged submission to the federal government of a false claim for payment. According to court documents, the federal government has notified the court that it has declined to intervene in the action.

        The lawsuit alleges, among other things, violations of the False Claims Act by Whitman in connection with how it compensated its admissions representatives. The action seeks treble the amount of unspecified damages sustained by the federal government, a civil penalty for each violation of the False Claims Act, attorneys' fees, costs, and interest. In July 2003, we and the plaintiff filed a joint motion to stay the proceeding pending the outcome of an unrelated case currently pending in the Fifth Circuit Court of Appeals, which raises similar issues of law. On August 4, 2003, the Galveston District Court Judge assigned to the case granted the motion to stay the proceedings and, on his own motion, transferred the case to the Houston Division of the Southern District of Texas, where it is stayed. The Fifth Circuit recently decided the unrelated case ruling in favor of defendants.

        Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of this matter. An unfavorable outcome could have a material adverse impact on our business, results of operations, and financial condition.

Employment Litigation

        On October 31, 2003, a purported class action complaint captioned Finnigan, et al. v. American InterContinental University Online ("AIU Online") was filed in the Circuit Court of Cook County, Chancery Division by three former Admissions Advisors of AIU Online, Jane Finnigan, Michael Barrett and D'Andre Stinnette. The case is brought on behalf of current and former Admissions Advisors who were purportedly similarly denied overtime pay in 2002 and continuing to the present. Plaintiffs allege that AIU Online violated the Illinois Minimum Wage Law by failing to pay them overtime wages for work they performed. Plaintiffs further allege that AIU Online violated the Illinois Wage Payment and Collection Act by failing to pay for overtime work pursuant to an alleged contract or agreement. Plaintiffs claim lost wages for the class in excess of $800,000, plus punitive damages, attorneys' fees and injunctive relief. We have filed our answer denying the material allegations of this complaint and denying the existence of a class. The parties have concluded the discovery phase of the litigation relating to whether the suit should be allowed to proceed as a "class action" lawsuit or whether claims need to be brought individually. On February 28, 2005, AIU Online filed (1) a motion for summary judgment and supporting memorandum, as to all claims of Plaintiffs Finnigan, Barrett and Stinnette; and (2) a Memorandum in Opposition to Plaintiffs' Motion for Class Certification. Plaintiffs will have an opportunity to file responsive papers prior to a court ruling on these issues.

        Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of this matter. An unfavorable outcome could have a material adverse impact on our business, results of operations, and financial condition.

Securities Litigation

        Between December 9, 2003 and February 5, 2004, six purported class action lawsuits were filed in the United States District Court for the Northern District of Illinois by certain alleged purchasers of our common stock against us and certain of our executive officers, John M. Larson and Patrick K. Pesch. The cases purportedly are brought on behalf of all persons who acquired shares of our common stock during a specified class period in 2003. The complaints allege that in violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Act") and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of our business and prospects during the putative class period, causing the respective plaintiffs to purchase our common stock at artificially inflated prices. The plaintiffs further claim that John M. Larson and Patrick K. Pesch are liable under Section 20(a) of the Act. The plaintiffs ask for unspecified amounts in damages, interest, and costs, as well as ancillary relief. Five of these lawsuits were found to be related to the first filed lawsuit, captioned Taubenfeld v. Career Education Corporation et al. (No. 03 CV 8884), and have been reassigned to the same judge. On March 19, 2004, the court ordered these six cases to be consolidated and appointed Thomas Schroeder as lead plaintiff. On April 6, 2004, the court appointed the firm of Goodkind Labaton Rudoff & Sucharow LLP, which represents Mr. Schroeder, as lead counsel. On June 17, 2004, plaintiffs filed a consolidated amended complaint. On July 30, 2004, we filed a motion to dismiss the consolidated complaint filed in these related actions. Plaintiffs filed their response to our motion to dismiss on September 17, 2004. We filed our reply in support of our motion to dismiss on October 8, 2004. On February 11, 2005, our motion to dismiss was granted, without prejudice. The court granted plaintiffs until April 1, 2005 to file an amended complaint.

        On January 5, 2004, a derivative action captioned McSparran v. John M. Larson, et al. was filed in the United States District Court for the Northern District of Illinois on behalf of our stockholders against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, Nick Fluge, Jacob P. Gruver, and Todd H. Steele, and CEC as a nominal defendant. Each individual defendant in this action is one of our current officers and/or directors. The lawsuit alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and breach of fiduciary duties for insider selling and misappropriation of information, essentially based on allegations of conduct similar to that complained of in the Taubenfeld complaint. The plaintiffs ask for unspecified amounts in damages, interest, and costs, as well as ancillary relief. On October 1, 2004, the Court ordered the McSparran case to be consolidated with the derivative action captioned Ulrich v. John M. Larson et al., which was filed in the United States District Court for the Northern District of Illinois on July 20, 2004 and names the same defendants and asserts the same claims as McSparran. On November 5, 2004, plaintiffs filed an Amended Consolidated Complaint. On December 13, 2004, defendants filed their motion to dismiss. Plaintiffs filed their response to defendants' motion on February 11, 2005. Defendants' reply in support of their motion to dismiss was filed March 11, 2005, along with a motion for a protective order staying discovery pending resolution of defendants' motion to dismiss.

        On July 2, 2004, a derivative action captioned Xiao-Qiong Huang v. John M. Larson et al., was filed in the Circuit Court of Cook County, Illinois, Chancery Division, on behalf of CEC against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, Nick Fluge, and Jacob P. Gruver, and CEC as a nominal defendant. Each individual defendant in this action is one of our current officers and/or directors. The lawsuit alleges breach of fiduciary duty and misappropriation of confidential information for personal profit by the individual defendants and seeks contribution and indemnification on behalf of CEC. The individual defendants and CEC have been served with the complaint filed in this matter. On February 17, 2005, plaintiffs filed an amended derivative complaint. Defendants' motion to dismiss the amended complaint is due March 17, 2005.

        On November 10, 2004, a derivative suit captioned Nicholas v. Dowdell, et al. was filed in the Chancery Court of New Castle County, Delaware, on behalf of CEC against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, Nick Fluge, and Jacob P. Gruver, and CEC as a nominal defendant. The complaint alleges breach of fiduciary duty for insider selling and misappropriation of confidential information, breach of directors' duty of good faith, and unjust enrichment and seeks a constructive trust, disgorgement of profits, damages, costs and attorneys' fees. Defendants were served with the complaint in this matter on November 29, 2004. On December 20, 2004, defendants filed a motion to dismiss the complaint. On February 15, 2005, defendants filed their brief in support of their motion to dismiss. Plaintiff's response to defendants' motion is due on March 15, 2005, and defendants' reply in support thereof is due on March 29, 2005.

        Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of these matters. An unfavorable outcome could have a material adverse impact on our business, results of operations, and financial condition.

Action Against Former Owners of Western School of Health and Business Careers

        On March 12, 2004, we and WAI, Inc. ("WAI"), our wholly owned subsidiary, filed suit in the United States District Court for the Western District of Pennsylvania, Pittsburgh Division, against the former owners of Western School of Health and Business Careers ("Western"), located in Pittsburgh, Pennsylvania. In the lawsuit, we allege that the former owners of Western made material misrepresentations of fact and breached certain representations and warranties regarding the accreditation of several programs of study being offered by the school and seek full indemnification for all losses, costs, and damages, including attorneys' fees, resulting from the alleged misrepresentation and breaches. On July 12, 2004, we filed a similar complaint in the Court of Common Pleas of Allegheny County, Pennsylvania and subsequently voluntarily dismissed the federal lawsuit. The defendants filed an Answer and New Matter in response to the state court complaint on December 3, 2004. On January 24, 2005, we filed a response to the New Matter, which is a series of factual assertions akin to affirmative defenses. The alleged misrepresentations came to light during a routine change of ownership review undertaken by the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT") subsequent to our acquisition of Western in August 2003. ACCSCT notified us on March 4, 2004 of discrepancies in accreditation documents related to several academic programs, and Western immediately suspended marketing, new enrollments, and disbursement of Title IV Program funds for all affected programs. Western promptly applied for approval of all programs referenced in the lawsuit, and, in June 2004, both ACCSCT and the ED issued approval for the diploma programs. Western then resumed marketing, enrolling new students, and disbursement of Title IV Program aid to students in the diploma programs. On July 12, 2004, ACCSCT approved the degree programs effective upon a demonstration that several stipulations have been addressed. Western addressed these stipulations to the satisfaction of the ACCSCT, and marketing, enrollment of new students, and disbursement of Title IV Program funds to students in the degree programs has since resumed. We are working in close cooperation with ACCSCT and ED officials to resolve any remaining issues in a manner that will be best serve the interest of our students at Western. As a result of this matter, we may be required to reimburse ED for Title IV Program funds improperly disbursed in relation to the affected programs. The pending lawsuit seeks to recover any such funds from the former owners of Western.

Other Litigation and Investigations

        On January 7, 2004, we received notification from the Midwest Regional Office of the Securities and Exchange Commission ("SEC") that it was conducting an inquiry concerning us and requested that we voluntarily provide certain information. On June 22, 2004, the SEC notified us that it was conducting a formal investigation. On June 23, 2004, we received a subpoena for documents from the SEC. The SEC's investigation is ongoing and we intend to cooperate with the SEC in its investigation.

        As a result of our inquiry to the Justice Department, we were advised that the Department is conducting an investigation concerning us. We made our inquiry to the Justice Department following published reports of an investigation. We were not provided with any information on the focus of the investigation.

        As previously reported, our Board of Directors formed a special committee to conduct an independent investigation of allegations of securities laws violations against us, including allegations relating to our accounting practices and reported statistics relating to starts, student population and placement. At that time, we announced that the special committee had retained the law firm of McDermott, Will & Emery LLP to represent and assist it in its review. Additionally, it was previously reported that, at the special committee's direction, McDermott, Will & Emery retained Navigant Consulting, Inc. to assist in the investigation and provide independent forensic accounting services in connection with the special committee's review of allegations relating to previously reported financial information and related matters. The special committee has informed us that it has substantially completed its investigation and that it has evaluated the preliminary results of that investigation. At the conclusion of its investigation, the special committee intends to make a final report of its findings, and any proposed recommendations, to our Board of Directors.

        On July 19, 2004, an amended complaint captioned Outten, et al v. Career Education Corporation et al., was filed in the Superior Court of the State of California, County of Los Angeles, against us and AIU. We have answered the amended complaint, denying all material allegations therein, and have raised various affirmative defenses. On October 6, 2004, plaintiffs filed a second amended complaint which added individuals who are current and former employees of AIU. The second amended complaint alleges that AIU violated the California Unfair Competition Law, the California Consumer Legal Remedies Act, the California Education Code, and engaged in common law consumer fraud by allegedly misleading potential students regarding AIU's placement, retention, and matriculation rates, engaging in financial aid improprieties, and engaging in admission improprieties. The suit appears to have been brought on behalf of all current and prior attendees of AIU residing in California. The plaintiffs, on behalf of the putative class, purport to seek unspecified damages, interest, and costs, as well as injunctive relief. On March 10, 2005, we filed an answer to the amended complaint as well as a cross-complaint.

        On October 13, 2004, a class action complaint captioned Viles v. Ultrasound Technical Services, Inc, et al., was filed in Boward County, Florida against us and one of our subsidiaries, Ultrasound Technical Services, Inc., currently known as Sanford Brown Institute ("UDS"). We were served with the complaint filed in this matter on January 12, 2005. The class action is brought on behalf of all persons who attended UDS' Diagnostic Medical Sonography Program or Cardiovascular Technology Program in the State of Florida at any time during the period of October 12, 2000 to the present. The complaint alleges that UDS violated the Florida Trade and Deceptive Practices Act by misrepresenting placement rates, potential salaries and accreditation, falsifying clinical training records, failing to properly supervise students, failing to provide competent faculty and proper equipment, and by admitting more students than UDS had room to properly educate. Our response to the complaint is due on April 7, 2005.

        On February 4, 2005, a class action complaint captioned Nilsen v. Career Education Corporation et al. was filed in the Superior Court of the State of California, County of Santa Barbara, against us and one of our subsidiaries, Brooks Institute of Photography ("Brooks"). The complaint appears to have been brought on behalf of all individuals who attended Brooks from February 4, 2001 to the present. The complaint alleges that Brooks violated the California Education Code, Consumer Legal Remedies Act and California Unfair Competition Law by allegedly misleading potential students regarding Brooks' placement rates, and by engaging in false and misleading advertising. The plaintiffs seek injunctive relief, disgorgement of profits, punitive damages, interest, attorneys' fees and costs. Defendants are not yet required to respond to the complaint.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of 2004.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
2003:
First Quarter	$25.78	$18.95
Second Quarter	34.67	24.53
Third Quarter	50.46	34.08
Fourth Quarter	56.20	31.50
	High	Low
2004:
First Quarter	$58.69	$39.75
Second Quarter	70.91	40.85
Third Quarter	46.50	26.89
Fourth Quarter	43.09	26.22

        The closing price of our common stock as reported on the National Market on March 11, 2005, was $33.22 per share. As of March 11, 2005, there were 190 holders of record of our common stock.

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

        We did not issue any unregistered shares of our common stock in 2004. We do not currently have a plan to repurchase shares of our common stock.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected historical consolidated financial and other data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our selected statement of income data set forth below for each of the five years ended December 31, 2004, 2003, 2002, 2001, and 2000, and the balance sheet data as of December 31, 2004, 2003, 2002, 2001, and 2000, are derived from our consolidated financial statements. Balance sheet data as of December 31, 2003, 2002, 2001, and 2000, and statements of income data for the years then ended have been restated to reflect the change in our revenue recognition policy with respect to Culinary and Health Education programs with externships described in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K and in Note 2 to our accompanying consolidated financial statements. We have not amended our previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

        In 2001 and 2000, the effect of goodwill amortization, after taxes, reduced net income by $3.9 million and $2.0 million, respectively. Due to a new accounting pronouncement adopted in 2002, goodwill is no longer amortized.

	Year Ended December 31,
	2004	2003	2002	2001	2000
		(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)
Statement of Income Data:
Revenue:
Tuition and registration fees	$1,608,450	$1,078,570	$694,832	$490,152	$301,260
Other	120,082	99,417	75,887	51,907	29,619

Total revenue	1,728,532	1,177,987	770,719	542,059	330,879

Total operating expenses	1,436,971	992,721	665,998	478,434	295,301

Income from operations	291,561	185,266	104,721	63,625	35,578
Total other income, net	4,108	3,847	463	1,157	339

Income before provision for income taxes and cumulative effect of change in accounting principle	295,669	189,113	105,184	64,782	35,917
Provision for income taxes	116,050	76,309	43,365	29,479	15,944

Income before cumulative effect of change in accounting principle	179,619	112,804	61,819	35,303	19,973
Cumulative effect of change in accounting principle, net of income tax benefit	—	—	—	—	(778)

Net income	$179,619	$112,804	$61,819	$35,303	$19,195

Basic per share—
Income before cumulative effect of change in accounting principle	$1.77	$1.17	$0.68	$0.40	$0.27
Cumulative effect of change in accounting principle	—	—	—	—	(0.01)

Net income	$1.77	$1.17	$0.68	$0.40	$0.26

Diluted per share—
Income before cumulative effect of change in accounting principle	$1.71	$1.12	$0.65	$0.39	$0.26
Cumulative effect of change in accounting principle	—	—	—	—	(0.01)

Net income	$1.71	$1.12	$0.65	$0.39	$0.25

	December 31,
	2004	2003	2002	2001	2000
		(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands)
Balance Sheet Data:
Cash	$349,458	$161,235	$33,474	$39,675	$33,742
Working capital (deficit)	191,944	(3,193)	(30,910)	(549)	23,501
Total assets	1,387,012	1,125,998	587,908	491,660	281,167
Total debt and leases	23,865	105,275	32,769	89,922	19,120
Total stockholders' equity	984,831	729,169	393,410	299,771	197,311
	Year Ended December 31,
	2004	2003	2002	2001	2000
		(Restated)	(Restated)	(Restated)	(Restated)
	(Dollars in thousands)
Other Data:
EBITDA(1)	$352,988	$233,862	$140,106	$96,359	$56,385
EBITDA margin(1)	20.4%	19.9%	18.2%	17.8%	17.0%
Net cash provided by operating activities	$376,154	$233,287	$106,230	$51,981	$25,636
Net cash used in investing activities	$(141,770)	$(190,446)	$(68,087)	$(100,692)	$(63,377)
Net cash provided by (used in) financing activities	$(50,915)	$81,409	$(44,497)	$54,908	$26,899
Capital expenditures, net	$142,781	$100,272	$60,871	$54,550	$28,453
Student population(2)	100,350	81,900	51,600	41,100	29,000
Number of campuses(3)	82	78	43	41	30

(1)
For any period, earnings before interest, taxes, depreciation, and amortization ("EBITDA") equals income before cumulative effect of change in accounting principle, provision for income taxes, interest income, interest expense, and depreciation and amortization, as follows:

	Year Ended December 31,
	2004	2003	2002	2001	2000
		(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands)
Net income	$179,619	$112,804	$61,819	$35,303	$19,195
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	778
Provision for income taxes	116,050	76,309	43,365	29,479	15,944
Interest income	(2,952)	(1,004)	(808)	(734)	(1,484)
Interest expense	2,802	1,845	2,094	1,493	1,358
Depreciation and amortization	57,469	43,908	33,636	30,818	20,594
EBITDA	352,988	233,862	140,106	96,359	56,385

        The following information is provided for purposes of comparing EBITDA as restated for each of the four years ended December 31, 2003, to EBITDA as previously reported for each of the four years ended December 31, 2003.

	Year Ended December 31,
	2003	2002	2001	2000
	(As previously reported) (In thousands)
Net income	$119,168	$67,472	$38,355	$21,406
Cumulative effect of change in accounting principle, net of tax	—	—	—	778
Provision for income taxes	80,276	46,888	31,382	17,322
Interest income	(1,004)	(808)	(734)	(1,484)
Interest expense	1,845	2,094	1,493	1,358
Depreciation and amortization	43,908	33,636	30,818	20,594
EBITDA	244,193	149,282	101,314	59,974

EBITDA margin equals EBITDA divided by total revenue. EBITDA and EBITDA margin should not be considered as alternatives to, nor is there any implication that they are more meaningful than, any measure of performance or liquidity promulgated under accounting principles generally accepted in the United States. We believe that EBITDA is particularly meaningful due principally to the role acquisitions have played in our development. Historically, our growth through acquisitions has resulted in significant non-cash depreciation and amortization expense because significant portions of the purchase price of an acquired school is generally allocated to depreciable fixed assets and amortizable intangible assets.

(2)
Represents the approximate total student population at our institutions as of October 31. Student population as of October 31, 2003, 2002, 2001, and 2000, has been restated to include students participating in externships as of such dates.

(3)
Represents the total number of campus-based institutions operated by us as of December 31.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion below contains certain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual growth, results of operations, performance and business prospects, and opportunities in 2005 and beyond could differ materially from those expressed in, or implied by, any such forward-looking statements, including those set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations — Risk Related to Our Business" in this Annual Report or Form 10-K. The following discussion and analysis should be read in conjunction with the Selected Historical Consolidated Financial Data and our Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

Restatement of Previously Issued Consolidated Financial Statements

        During 2004, to comply with the specific provisions of Staff Accounting Bulletin No. 104, Revenue Recognition, we corrected our revenue recognition policy with respect to Culinary and Health Education programs with externships. These programs require students to complete externships upon conclusion of in-school instruction in order to satisfy graduation requirements. Previously, we recognized revenue related to these programs with required externships on a straight-line basis over the length of the applicable period of in-school instruction. In accordance with our newly adopted revenue recognition policy, we recognize revenue related to these programs on a straight-line basis over the length of the entire program, which includes the externship period.

        The change in our revenue recognition policy with respect to Culinary and Health Education programs with externships resulted in a reduction of revenue during 2004 of approximately $11.5 million and a reduction of net income during 2004 of approximately $6.9 million, or $0.07 per diluted share. Additionally, prior period financial statements and the related notes thereto presented herein have been restated to reflect the impact of the change in our revenue recognition policy. The effect of the change on 2003 net income was $6.4 million, or $0.07 per diluted share. Our 2003 net income per diluted share decreased from $1.19 as previously reported to $1.12 as a result of the restatement. The effect of the change on 2002 net income was $5.7 million, or $0.06 per diluted share. Our 2002 net income per diluted share decreased from $0.71 as previously reported to $0.65 as a result of the restatement. The change in our revenue recognition policy with respect to Culinary and Health Education programs with externships affected only our CSU segment financial results.

        Please refer to Note 2 of our accompanying consolidated financial statements for a summary of the impact of the restatement on December 31, 2003, and for each of the two years then ended, and to Note 20 to our accompanying consolidated financial statements for a summary of the impact of the restatement on our previously reported quarterly financial information in 2003 and 2004. Amounts previously reported for previous dates and periods that are included in the accompanying five-year summary of selected financial data are as follows:

	Year Ended December 31,
	2001	2000
	(In thousands, except per share data)
Statement of Income Data:
Total revenue	$547,059	$334,528
Income from operations	68,580	39,167
Net income	38,355	21,406
Basic, net income per share	0.44	0.29
Diluted, net income per share	0.42	0.28
	Year Ended December 31,
	2002	2001	2000
	(In thousands)
Balance Sheet Data:
Working capital (deficit)	$(10,964)	$10,221	$29,316
Total assets	586,136	490,789	280,699
Total stockholders' equity	405,697	306,405	200,893

        There are certain differences in the financial statements included herein, as restated, and the unaudited quarterly and year-end financial results set forth in our press release, dated February 15, 2005, which was attached as an exhibit to a Form 8-K, filed with the SEC on February 17, 2005. Among other things, our net income for the quarter and year ended December 31, 2004 and the year ended December 31, 2003 is greater than what was previously reported in our Form 8-K. As a result of these differences, the unaudited financial results contained in our Form 8-K should not be relied upon.

Change in Accounting Estimate

        Effective December 31, 2004, we increased our estimate of our allowance for doubtful accounts with respect to student receivables. We periodically evaluate our student receivables balances and establish an allowance for doubtful accounts based on estimates and assumptions, which we review and modify based on emerging information. We recently analyzed our student receivables collection rates, together with changes in financial aid funding sources, and determined that we should increase our estimate for our allowance for doubtful accounts and also modify our estimation methodology. Among other things, our recent analysis reflected a correlation between student funding sources and the ultimate collectibility of accounts due from our in-school student population. Based on the results of our analysis, we determined that it would be appropriate to utilize an allowance estimation methodology that segments our accounts receivable due from in-school students into groups according to each student's primary funding source, exclusive of Stafford loans and federal and state grants. In addition, we have modified our allowance methodology for out-of-school student accounts to segregate such accounts into two categories of students—those who complete their programs of study and those that do not. For more information concerning our allowance estimation methodology, please see "Summary of Critical Accounting Policies—Allowance for Doubtful Accounts."

        Our revised allowance estimation methodology has been applied to our financial statements as of and for the year ended December 31, 2004. The change in our estimate of our allowance for doubtful accounts resulted in additional bad debt expense being recorded in general and administrative expense during the fourth quarter of 2004 of approximately $18.9 million ($11.5 million after taxes, or $0.11 per diluted share).

        As previously reported, in connection with the special committee investigation described in "Legal Proceedings—Other Litigation and Investigations, " Navigant Consulting, Inc., at the request of the special committee, has reviewed our new estimation methodology and found it to be reasonable. Navigant's scope of work did not include calculating the amount of, or determining the timing or nature of, the expense we have recorded.

        The SEC's Division of Corporation Finance is undergoing a review of our Annual Report on Form 10-K for the year ended December 31, 2003 and subsequent quarterly reports in 2004. Among other things, the Division of Corporation Finance has inquired about our accounting for the change in our allowance for doubtful accounts in the fourth quarter of 2004 described above. We believe the accounting for our allowance for doubtful accounts and our financial statements overall are presented fairly in all material respects and in conformity with U.S. generally accepted accounting principles. However, we have not completed the review process with the Division of Corporation Finance and cannot predict the timing or outcome of their review, and there is no assurance that such outcome will not necessitate amendments or restatements of our previously filed periodic reports or financial statements, or of the financial statements included in this report.

Overview

        We are one of the largest providers of private, for-profit, postsecondary education. We have segregated our operations into two distinct operating segments, our CSU segment and our OEG segment. Our CSU segment represents an aggregation of our traditional "brick-and-mortar" campuses through which we provide educational services primarily in a classroom or laboratory setting at 82 campuses located throughout the United States and in France, Canada, the United Kingdom, and the United Arab Emirates. Our OEG segment operates two online educational platforms, American InterContinental University Online and Colorado Technical University Online, that deliver educational services through internet-based courses.

        Our total student population as of January 31, 2005, was approximately 101,500 students, including total OEG student population as of January 31, 2005 of approximately 24,900 students. Many of our schools enjoy long operating histories, and our schools offer a variety of doctoral degree, master's degree, bachelor's degree, associate degree, and diploma programs in career-oriented disciplines within our core curricula of:

  •
  Business Studies

  •
  Culinary Arts

  •
  Health Education

  •
  Information Technology

  •
  Visual Communication and Design Technologies

        We have experienced significant growth both organically and through acquisitions. Since our inception in January 1994, we have completed 26 acquisitions and have opened 12 branch start-up campuses. Our annual revenue has increased from $19.9 million in 1995 to $1.7 billion in 2004, and our annual net income has increased from $0.1 million in 1995 to $179.6 million in 2004.

        In 2004, the student population declined at our Gibbs division schools, which are included in our CSU segment. This decline in student population resulted in decreased revenue for the division and negatively impacted the division's as well as our CSU segment's profitability for the period. We are expecting limited growth and low-levels of profitability from the Gibbs division in the near-term. Our management is devoting increased attention to the Gibbs division in order to improve the division's performance.

Revenue

        Our principal source of revenue is tuition collected from our students. The academic year for our institutions is generally at least 30 weeks in length but varies both by school and program of study and is divided by term, which is determined by start dates, which also vary by school and program. Our schools charge tuition at varying amounts, depending on the school and on the type of program and specific curriculum. Our students finance tuition costs through the use of a variety of fund sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, private and institutional scholarships, and cash payments. Our schools generally increase tuition one or more times annually.

        Other revenue consists primarily of bookstore sales, student laptop computer sales, dormitory revenue, restaurant revenue, contract training revenue, cafeteria revenue, rental income, and placement revenue. While the reputations of some of our schools allow them to charge fees to employers for placement of our students, a majority of our placement services are provided at no cost to employers and do not result in the recognition of placement revenue. We do not charge fees to any of our students as a result of a student's placement. Placement revenue for the years ended December 31, 2004 and 2003 was approximately $0.2 million and $1.5 million, respectively.

Operating Expenses

        Educational services and facilities expense includes costs directly attributable to the educational activity of our campuses, including among other things, salaries and benefits of faculty, academic administrators, student support personnel, costs of educational supplies and facilities, including rents on school leases, distance learning costs, certain costs of establishing and maintaining computer laboratories, costs of student housing, owned and leased facility costs, royalty fees paid to Le Cordon Bleu, and certain student financing costs. Also included in educational services and facilities expenses are costs of other goods and services provided by our schools, including costs of textbooks, laptop computers, dormitory services, restaurant services, contract training, cafeteria services, rental services, and printroom services.

        General and administrative expense includes salaries and benefits of personnel in corporate and school administration, marketing, admissions, accounting, human resources, and compliance. Costs of promotion and development, advertising and production of marketing materials, occupancy of the corporate offices, and bad debt expense are also included in this expense category. For information regarding our change in estimate of our allowance for doubtful accounts with respect to student receivables and the impact of such change on our bad debt expense, see our discussion of "Change in Accounting Estimate" above.

        Depreciation expense includes costs associated with the depreciation of, among other things, purchased computer laboratories, equipment, furniture and fixtures, courseware, owned facilities, and capitalized leased equipment. Depreciation is recognized using the straight-line method over the useful lives or lease terms of the related assets for financial reporting purposes and an accelerated method for income tax reporting purposes. Amortization expense includes the amortization of definite-lived intangible assets.

Share of Affiliate Earnings

        Share of affiliate earnings represents our share of the income of AU Dubai, in which we hold a 30% minority interest. Our interest in AU Dubai is accounted for using the equity method, and, therefore, the entity's financial statements are not consolidated into our financial statements.

Other income (expense)

        Other income (expense) includes certain infrequent transactions, such as gains or losses on the disposition of property and equipment, gains or losses on foreign currency exchange, and gains or losses on assets held in our Rabbi Trust.

Summary of Critical Accounting Policies

        We have identified the accounting policies listed below that we believe are most critical to our financial condition and results of operations, and that require management's most difficult, subjective, and complex judgments in estimating the effect of inherent uncertainties. This section should be read in conjunction with Note 4 to our accompanying consolidated financial statements included in Item 15 "Exhibits and Financial Statement Schedules" in this Annual Report on Form 10-K, which includes other significant accounting policies.

Revenue Recognition

        Our revenue is derived primarily from academic programs taught to students who attend our schools, both "brick-and-mortar" and online. We generally segregate our revenue into two categories, (1) tuition and registration fees and (2) other revenues.

        Tuition and registration fees represent costs to our students of educational services provided by our schools. We generally bill a student for tuition at the beginning of an academic term, and we recognize the revenue on a straight-line basis over the academic term. The portion of tuition payments received from students but not earned is recorded as deferred revenue and reflected as a current liability in our consolidated balance sheet, as such amount represents revenue that we expect to earn within the next year. If a student withdraws from one of our schools prior to the completion of the academic term, we refund the portion of tuition already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain.

        Other revenue consists of, among other things, bookstore sales, student laptop computer sales, dormitory revenue, restaurant revenue, contract training revenue, cafeteria revenue, rental income, and placement service fees. Revenue from dormitory and cafeteria fees is generally billed to a student at the beginning of an academic term and is recognized on a straight-line basis over the term of a student's dormitory and cafeteria use. Other dormitory and cafeteria revenue, as well as student laptop computer sales, bookstore sales, placement revenue, restaurant revenue, rental income, and contract training revenue, is billed and recognized as services are performed or goods are delivered.

        Certain of our schools bill students a single charge that covers tuition and required program materials, such as textbooks and supplies. Such billings, which we treat as a single accounting unit in accordance with EITF Issue 00-21 Revenue Arrangements with Multiple Deliverables, are recognized as tuition and registration fee revenue on a straight-line basis over the applicable academic term.

Allowance for Doubtful Accounts

        Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to tuition receivables. Our schools calculate and record allowances for doubtful accounts based on a standard allowance estimation methodology developed by corporate financial management. As discussed in "Change in Accounting Estimate," we recently modified our allowance estimation methodology. Our standard allowance estimation methodology, effective as of December 31, 2004, considers a number of new factors that, based on our collections experience, we believe have an impact on our credit risk and the realizability of our student receivables. Among these factors are a student's status (in-school or out-of-school), anticipated funding source (for example, federal loan or grant, state grant, private loan, student cash payments, etc.), whether or not an out-of-school student has completed his or her program of study, and our overall collections history. Specifically, our allowance estimation methodology segments our accounts receivable due from in-school students into groups according to each student's primary funding source, exclusive of Stafford loans and federal and state grants. Our allowance methodology for out-of-school student accounts segments such accounts into two categories of students—those who complete their programs of study and those that do not. We apply allowable percentage estimates, which are based upon our historical collections experience, to each in-school student funding source group and out-of-school student category. Out-of-school students include students who have withdrawn from or completed their programs of study. All other students are classified as in-school students. On at least an annual basis, we intend to monitor our collections and write-off experience to assess whether adjustments to our allowance estimates are necessary. In this way, we believe that our allowance estimation methodology will reflect our most recent collections experience and will be responsive to changes in the total mix of student funding sources. Changes in trends in any of the factors that we believe impact the realizability of our student receivables, as noted above, or modifications to our credit standards, collection practices, and other related policies may impact our estimate of allowance for doubtful accounts and our financial results.

        Our standard allowance estimation methodology is evaluated for propriety by corporate financial management on a periodic basis and modified as necessary. Changes to the design of our standard allowance estimation methodology, including our allowance percentage estimates, may impact our estimate of allowance for doubtful accounts and our financial results.

        Corporate financial management reviews the allowance estimate calculations completed by each of our campuses to monitor compliance with our allowance estimation methodology and, based on judgment and consideration of emerging trends and existing facts and circumstances, may adjust the consolidated balance of our allowance estimate, as appropriate.

        Our bad debt expense as a percentage of school revenue for the year ended December 31, 2004, was 6.1%, relative to bad debt expense as a percentage of school revenue of 4.5% for the year ended December 31, 2003, and bad debt expense as a percentage of school revenue of 3.8% for the year ended December 31, 2002. The increase to the allowance for doubtful accounts of $18.9 million in the fourth quarter of 2004 added 1.1% to our year-end 2004 bad debt percentage. A one percentage point change in our allowance for doubtful accounts as a percentage of gross student receivables as of December 31, 2004 and as of December 31, 2003, would have resulted in a change in net income of $0.9 million during the years then ended.

        Because a substantial portion of our revenue is derived from Title IV Programs, any legislative or regulatory action that significantly reduces the funding available under Title IV Programs, or the ability of our students or institutions to participate in Title IV Programs, would have a material effect on our business, results of operations and financial condition, including the realizability of our receivables.

Contingencies

        We accrue for costs associated with certain contingencies, including, but not limited to, settlement of legal proceedings and regulatory compliance matters, when such costs are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change.

Goodwill and Indefinite-Lived Intangible Assets

        Goodwill represents the excess of costs over fair market value of identifiable net assets acquired through business purchases. Effective January 1, 2002, pursuant to our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill and indefinite-lived intangible assets are no longer subject to amortization. However, these assets are reviewed for impairment on at least an annual basis by applying a fair-value-based test. In evaluating the recoverability of the carrying value of goodwill and other indefinite-lived intangible assets, we must make assumptions regarding the fair value of our reporting units, as defined under SFAS 142. If our fair value estimates or related assumptions change in the future, we may be required to record impairment charges related to goodwill and other indefinite-lived intangible assets.

Long-lived Assets

        On an ongoing basis, we review property and equipment, definite-lived intangible assets, and other long-lived assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. To date, no such events or changes in circumstances have occurred. If such events or changes in circumstances occur, we will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

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

Missouri College

        On September 3, 2002, we acquired 100% of the issued and outstanding stock of Missouri College, Inc. for approximately $6.1 million in cash with funds obtained under our prior credit agreement. The school, based in St. Louis, Missouri, provides private, for-profit, postsecondary education leading to an associate degree or a diploma in the career-oriented disciplines of health education, information technology, and business studies. We acquired the school primarily because of its potential for market leadership, the economic attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. In addition, the acquisition of Missouri College has provided us with access to an accredited institution in St. Louis, Missouri, a geographic location in which we seek to expand, and an opportunity to broaden our core curricula into the health education field. We have increased the school's enrollments significantly by expanding the school's marketing capabilities and offering more programs.

The INSEEC Group

        On February 18, 2003, we acquired 100% of the issued and outstanding stock of Formastrat SA and its subsidiaries, also known as the INSEEC Group, for approximately $18.9 million, including assumed debt of $3.2 million, primarily with funds obtained under our U.S. Credit Agreement. We acquired the company primarily because of its schools' potential for market leadership, the economic attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. The acquisition of the INSEEC Group also has provided us with a platform for additional expansion into the European educational market. We have promoted continued growth of the INSEEC Group since the acquisition date by expanding its marketing channels and adding new programs.

Whitman Education Group, Inc.

        On July 1, 2003, we acquired 100% of the issued and outstanding stock of Whitman Education Group, Inc. ("Whitman") for approximately $267.8 million in cash and stock. In connection with the acquisition, Whitman shareholders received an aggregate of approximately 4.4 million shares of our common stock (0.276 shares of our common stock for each share of Whitman common stock owned at closing) and approximately $95.4 million in cash ($6.00 for each share of Whitman common stock owned at closing). Whitman was a proprietary provider of career-oriented postsecondary education. Through three wholly owned subsidiaries, Whitman operated 22 schools in 13 states that offer a range of health education, information technology, and business studies. We acquired Whitman primarily because of its schools' potential for market leadership, the economic attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. Our acquisition of Whitman also has allowed us to enhance our position in the health education field and further expand our presence in the fields of information technology and business studies. We have increased the schools' enrollments since the acquisition date by expanding the schools' marketing capabilities, entering new geographic markets, augmenting program offerings, and expanding Whitman's regionally accredited online learning platform of its CTU subsidiary.

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

Western School of Health and Business Careers

        On August 5, 2003, we acquired certain assets and assumed certain liabilities of Western School of Health and Business Careers ("Western") for approximately $7.7 million primarily with funds borrowed under our U.S. Credit Agreement. Western, based in Pittsburgh, Pennsylvania, provides private, for-profit, postsecondary education leading to an associate degree or a diploma in the career-oriented disciplines of health education and business studies. We acquired Western primarily because of its potential for market leadership, the economic attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. Our acquisition of Western also has expanded our national presence in the health education field. We have increased the school's enrollments by enhancing the school's marketing capabilities and augmenting program offerings.

Results of Operations

        The following table summarizes our operating results as a percentage of revenue for the periods indicated.

	For the Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
REVENUE:
Tuition and registration fees	93.1%	91.6%	90.2%
Other	6.9	8.4	9.8

Total revenue	100.0	100.0	100.0

OPERATING EXPENSES:
Educational services and facilities	32.2	35.1	38.2
General and administrative	47.6	45.4	43.9
Depreciation and amortization	3.3	3.7	4.4

Total operating expenses	83.1	84.2	86.5

Income from operations	16.9	15.8	13.5
OTHER INCOME (EXPENSE):
Interest income	0.2	0.1	0.1
Interest expense	(0.2)	(0.2)	(0.3)
Share of affiliate earnings	0.2	0.3	0.3
Miscellaneous income (expense)	0.0	0.1	0.0

Total other income	0.2	0.3	0.1

Income before provision for taxes	17.1	16.1	13.6
PROVISION FOR INCOME TAXES	6.7	6.5	5.6

NET INCOME	10.4%	9.6%	8.0%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003, Restated

        Certain amounts presented below for the year ended December 31, 2003 have been restated to reflect the change in our revenue recognition policy with respect to Culinary and Health Education programs with externships as discussed in "Restatement of Previously Issued Consolidated Financial Statements" above.

Revenue

        Colleges, Schools and Universities Revenue.    Revenue for our CSU segment for the years ended December 31, 2004 and 2003, was as follows:

	2004	2003
		(Restated)
	(In thousands)
Tuition and registration fees	$1,236,449	$942,668
Other	100,619	86,508

Total revenue	$1,337,068	$1,029,176

        CSU tuition and registration fee revenue increased $293.8 million or 31%, from $942.7 million in 2003, to $1.236 billion in 2004. The increase is primarily attributable to tuition and registration fees revenue generated by CSU schools acquired or opened after January 1, 2003 (acquired schools: the INSEEC Group, Whitman Education Group, Western School of Health and Business, startup schools: Le Cordon Bleu College of Culinary Arts Las Vegas, IADT Detroit, AIU Houston, Le Cordon Bleu College of Culinary Arts Atlanta, IADT Las Vegas, IADT Nashville, and Le Cordon Bleu College of Culinary Arts Miami, collectively discussed as "2004 CSU new schools"). The increase is also attributable, in part, to CSU schools on a same-school basis (i.e., CSU schools acquired or opened on or prior to January 1, 2003, collectively discussed as "2004 CSU same-schools"). The 2004 CSU same-school tuition and registration fees revenue increase is attributable to an approximate 10% increase in same-school student population, 2004 tuition price increases and a shift in student enrollment mix.

        CSU other revenue increased $14.1 million or 16%, from $86.5 million in 2003, to $100.6 million in 2004. This increase is primarily attributable to the increase in 2004 CSU new schools and in part due to other revenue generated by 2004 CSU same-school student population mentioned above.

        Online Education Group Revenue.    Revenue for our OEG segment for the years ended December 31, 2004 and 2003, was as follows:

	2004	2003
	(In thousands)
Tuition and registration fees	$372,001	$135,902
Other	19,463	12,909

Total revenue	$391,464	$148,811

        OEG tuition and registration fee revenue increased $236.1 million or 174%, from $135.9 million in 2003, to $372.0 million in 2004. The OEG revenue growth is primarily attributable to an approximate 119% increase in student population from January 1, 2003 to January 1, 2004. Also, during the first quarter of 2004, OEG's campuses began billing their students a single charge that covers tuition and required program materials, such as textbooks and supplies, which is included as a component of tuition and registration fee revenue. Previously, these required program materials were billed separately from tuition, and the related revenue was recorded as a component of other revenue. The impact of this change has resulted in the disproportionate growth of 2004 OEG tuition and registration fee revenue relative to the growth of 2004 OEG other revenue, as discussed below.

        OEG other revenue increased $6.6 million or 51%, from $12.9 million in 2003, to $19.5 million in 2004. This increase is primarily attributable to the increase in OEG student population mentioned above.

        Educational Services and Facilities Expense.    Educational services and facilities expense increased $143.6 million or 35%, from $413.5 million in 2003, to $557.1 million in 2004. The increase is primarily attributable to a $117.9 million increase in CSU segment and a $22.5 million increase in OEG segment educational services and facilities expense, respectively. These increases are attributable primarily to educational services and facilities expense incurred on a same-school basis and represents increases in variable expenses necessary to support the increase in same-school student population mentioned above, additional student service activities designed to improve retention, an increase in curriculum development activities, and increased occupancy costs associated with facility upgrades and expansions during 2003 and 2004. A significant portion of this increase is also attributable to 2004 CSU new schools.

        The increase in CSU and OEG educational services and facilities expense accounted for approximately 29 and five percentage points, respectively, of the total 35% increase.

        General and Administrative Expense.    General and administrative expense increased $287.1 million or 54%, from $535.3 million in 2003, to $822.4 million in 2004. The increase is primarily attributable to a $157.4 million increase in general and administrative expense incurred by our CSU segment and a $126.6 million increase in general and administrative expense incurred by our OEG segment, attributable primarily to an increase in advertising, marketing, and admissions costs incurred in support of increased CSU and OEG student lead, enrollment, and start volume. The increase is also attributable to increased financial aid, career services, bad debt expense (as discussed below), and other administrative costs necessary to support the increase in CSU and OEG student population mentioned above. A significant portion of this increase is attributable to general and administrative expense incurred by 2004 CSU new schools. In addition, OEG experienced increased administrative costs in 2004 associated with its new admissions facility located in Portland, Oregon.

        The increase in CSU and OEG general and administrative expense accounted for approximately 29 and 24 percentage points, respectively, of the total 54% increase in general and administrative expense.

        The remainder of the total increase in general and administrative expense is attributable to a $3.1 million increase in net unallocated corporate general and administrative expense, representing approximately one percentage point of the total 54% increase. Corporate general and administrative expenses for 2004 included $11.0 million pre-tax related to legal and other professional service fees in connection with the ongoing SEC investigation, the investigation being conducted by the special committee of our Board of Directors, and shareholder class action and derivative lawsuits. These legal and other professional service fees, less the related tax benefit of $4.3 million, represented $0.07 per diluted share for 2004. We expect legal and other professional services fees to continue at elevated levels for the foreseeable future as a result of these matters and other matters discussed in Item 3 "Legal Proceedings" in this Annual Report on Form 10-K.

        Bad debt expense, which is included in general and administrative expense, increased $52.1 million or 97%, from $53.6 million in 2003, to $105.7 million in 2004, and bad debt expense as a percentage of revenue increased from 4.5% during 2003, to 6.1% during 2004. During the fourth quarter of 2004, we recorded a non-cash, pre-tax charge for a change in accounting estimate of our allowance for doubtful accounts of approximately $18.9 million. This charge, less the related tax benefit of $7.4 million, represented $0.11 per diluted share in 2004. The remainder of the increase in bad debt as a percentage of revenue is attributable to a higher rate of attrition experienced at some of our schools, due to, among other things, the introduction by our CSU campuses during 2003 of tougher credit standards and more aggressive cash collection practices. Also contributing to the increase in bad debt as a percentage of revenue, rising tuition rates have increased the gap between program costs and available financial aid funding, requiring a significant percentage of our students to enter into payment arrangements with larger monthly payments and terms that may extend beyond their scheduled graduation dates.

        Depreciation and Amortization Expense.    Depreciation and amortization expense increased $13.6 million or 31%, from $43.9 million in 2003, to $57.5 million in 2004, primarily as a result of depreciation expense recorded in connection with 2003 and 2004 capital expenditures.

        Income from Operations.    Income from operations during the years ended December 31, 2004 and 2003, was as follows:

	2004	2003
		(Restated)
	(In thousands)
CSU (excludes share of affiliate earnings, which is included in CSU's overall segment profit)	$171,021	$148,649
OEG	158,815	66,659
Corporate, eliminations, and other	(38,275)	(30,042)

Total income from operations	$291,561	$185,266

        Income from operations increased $106.3 million or 57%, from $185.3 million in 2003, to $291.6 million in 2004. Approximately $92.2 million, or 50 percentage points of the total increase, is attributable to the growth of OEG operating income, and approximately $22.4 million, or 12 percentage points of the total increase, is attributable to the growth of CSU operating income during the period. These increases were offset, in part, by an increase in net unallocated corporate expenses of approximately $8.2 million, which accounted for four percentage points of the total 57% increase.

        Interest Income.    Interest income increased $2.0 million or 194%, from $1.0 million in 2003, to $3.0 million in 2004, primarily as a result of an increase in average invested cash balances during 2004.

        Interest Expense.    Interest expense increased $1.0 million or 52%, from $1.8 million in 2003, to $2.8 million in 2004, attributable primarily to an increase in the average interest rate paid on such revolving borrowings, offset, in part, by a decrease in average revolving borrowings under our outstanding credit agreements.

        Share of Affiliate Earnings.    Share of affiliate earnings from our 30% minority interest in AU Dubai, which is included in the overall segment profits of our CSU segment, increased $0.9 million or 27%, from $3.4 million in 2003, to $4.2 million in 2004.

        Miscellaneous Income (Expenses).    Miscellaneous income (expense) decreased $1.6 million from $1.3 million in 2003, to $(0.3) million in 2004, primarily due to losses recorded on the disposition of property and equipment in 2004.

        Provision for Income Taxes.    Provision for income taxes increased $39.7 million or 52%, from $76.3 million in 2003, to $116.1 million in 2004, primarily as a result of an increase in pretax income during 2004 of $106.6 million, offset, in part, by a reduction of our effective income tax rate from 40.4% in 2003, to 39.3% in 2004. The decrease in our effective tax rate is attributable to the impact of various tax planning strategies and favorable changes in the proportionate distribution of our total pretax income among the tax jurisdictions in which we operate.

        Net Income.    Net income increased $66.8 million or 59%, from $112.8 million in 2003, to $179.6 million in 2004, due to the cumulative effect of the factors noted above.

Year Ended December 31, 2003, Restated, Compared to Year Ended December 31, 2002, Restated

        Certain amounts presented below for the years ended December 31, 2003 and 2002 have been restated to reflect the change in our revenue recognition policy with respect to Culinary and Health Education programs with externships as discussed in "Restatement of Previously Issued Consolidated Financial Statements" above.

Revenue.

        Colleges, Schools and Universities Revenue.    Revenue for our CSU segment for the years ended December 31, 2003, and 2002, was as follows:

	2003	2002
	(Restated)	(Restated)
	(In thousands)
Tuition and registration fees	$942,668	$673,475
Other	86,508	73,718

Total revenue	$1,029,176	$747,193

        CSU tuition and registration fee revenue increased $269.2 million or 40%, from $673.5 million in 2002, to $942.7 million in 2003. The increase is primarily attributable to revenue generated by CSU schools acquired or opened after January 1, 2002 (acquired schools: the INSEEC Group, Whitman Education Group, and Western School of Health and Business Careers, start-up schools: Brooks College-Sunnyvale, CA, Missouri College, Le Cordon Bleu College of Culinary Arts Las Vegas, IADT Detroit, AIU Houston, Le Cordon Bleu College of Culinary Arts Atlanta, collectively discussed as "2003 CSU new schools"). Also contributing to the increase was an increase in CSU tuition and registration fee revenue on a same-school basis (i.e., CSU schools acquired or opened on or prior to January 1, 2002, collectively discussed as "2003 CSU same schools"). The 2003 CSU same-school revenue increase is attributable to an approximate 12% increase in average student population for the year, and increases associated with 2003 tuition price increases and a shift in student enrollment mix.

        CSU other revenue increased $12.8 million or 17%, from $73.7 million in 2002, to $86.5 million in 2003. This increase is primarily attributable to other revenue generated by 2003 CSU new schools, and 2003 CSU same-school other revenue growth, which was driven primarily by the increase in 2003 CSU same-school student population mentioned above.

        Online Education Group Revenue.    Revenue for our OEG segment for the years ended December 31, 2003, and 2002, was as follows:

	2003	2002
	(In thousands)
Tuition and registration fees	$135,902	$21,357
Other	12,909	2,169

Total revenue	$148,811	$23,526

        OEG tuition and registration fee revenue increased $114.5 million or 536%, from $21.4 million in 2002, to $135.9 million in 2003. The OEG revenue growth is primarily attributable to an increase in student population from approximately 3,000 students as of January 31, 2003, to approximately 12,200 students as of January 31, 2004.

        OEG other revenue increased $10.7 million or 495%, from $2.2 million in 2002, to $12.9 million in 2003. This increase is primarily attributable to the increase in OEG student population mentioned above.

        Educational Services and Facilities Expense.    Educational services and facilities expense increased $119.1 million or 40%, from $294.4 million in 2002, to $413.5 million in 2003. The increase is primarily attributable to a $99.2 million increase in CSU segment and a $21.3 million increase in OEG segment educational services and facilities expense, respectively. These increases are attributable primarily to educational services and facilities expense incurred on a same-school basis and represent increases in variable expenses necessary to support the increase in same-school student population mentioned above, additional student service activities designed to improve retention, an increase in curriculum development activities, and increased occupancy costs associated with facility upgrades and expansions during 2002 and 2003. A significant portion of this increase is also attributable to 2003 CSU new schools.

        The increase in CSU and OEG educational services and facilities expense accounted for approximately 33 and seven percentage points, respectively, of the total 40% increase.

        General and Administrative Expense.    General and administrative expense increased $197.3 million or 58%, from $338.0 million in 2002, to $535.3 million in 2003. The increase is primarily attributable to a $145.8 million increase in CSU segment general and administrative expense, and a $37.4 million increase in OEG segment general and administrative expense, attributable primarily to an increase in advertising, marketing, and admissions activities in support of increased student lead, enrollment, and start targets, an increase in legal and other professional service fees, and an increase in bad debt expense, as discussed below. A significant portion of this increase is attributable to general and administrative expense incurred by 2003 CSU new schools.

        The increase in CSU and OEG general and administrative expense accounted for approximately 43 and 11 percentage points, respectively, of the total 58% increase. The remaining $14.1 million increase, representing four percentage points of the total 58% increase, is attributable to investments in corporate infrastructure necessary to support current and anticipated future growth and maximize operating efficiency.

        Bad debt expense, which is included in general and administrative expense, increased $24.5 million or 84%, from $29.1 million in 2002, to $53.6 million in 2003, and bad debt expense as a percentage of revenue increased from 3.8% during 2002, to 4.5% during 2003. This increase in bad debt expense as a percentage of revenue is primarily attributable to a higher rate of attrition, due to, among other things, the introduction during 2003 of tougher credit standards and more aggressive cash collection practices at our CSU campuses. Also contributing to the increase in bad debt as a percentage of revenue, rising tuition rates have increased the gap between program costs and available financial aid funding, requiring many of our students to enter into payment arrangements with larger monthly payments and terms that may extend beyond their scheduled graduation dates.

        Depreciation and Amortization Expense.    Depreciation and amortization expense increased $10.3 million or 31%, from $33.6 million in 2002, to $43.9 million in 2003, primarily as a result of depreciation expense recorded in connection with 2002 and 2003 capital expenditures.

        Income from Operations.    Income from operations during the years ended December 31, 2003, and 2002, was as follows:

	2003	2002
	(Restated)	(Restated)
	(In thousands)
CSU (excluding share of affiliate earnings, which is included in CSU's overall segment profit)	$148,649	$119,675
OEG	66,659	873
Corporate, eliminations, and other	(30,042)	(15,827)

Total income from operations	$185,266	$104,721

        Income from operations increased $80.5 million or 77%, from $104.7 million in 2002, to $185.3 million in 2003. Approximately $65.8 million, or 63 percentage points of the total increase, is attributable to the growth of OEG operating income, and approximately $29.0 million or 28 percentage points of the total increase is attributable to an increase in CSU operating income. Increases in CSU and OEG income from operations were offset, in part, by an increase in net unallocated corporate expenses of approximately $14.2 million, which accounted for 14 percentage points of the total 77% operating income change.

        Interest Income.    Interest income increased $0.2 million or 24%, from $0.8 million in 2002, to $1.0 million in 2003, due primarily to an increase in average daily cash balances available for short-term investment purposes.

        Interest Expense.    Interest expense decreased $0.3 million or 12%, from $2.1 million in 2002, to $1.8 million in 2003, due primarily to a decrease in the average interest rate paid on revolving borrowings under our credit agreements, and a decrease in our average capital lease obligations, offset, in part, by an increase in average revolving borrowings during 2003 under our credit agreements.

        Share of Affiliate Earnings.    Share of affiliate earnings from our 30% minority interest in AU Dubai, which is included in the overall segment profit of our CSU segment, increased $1.0 million or 43%, from $2.4 million in 2002, to $3.4 million in 2003.

        Miscellaneous Income (Expense).    Miscellaneous income (expense) increased $1.9 million, from $(0.6) million in 2002, to $1.3 million in 2003, primarily due to gains recorded on foreign currency exchange transactions in 2003.

        Provision for Income Taxes.    Provision for income taxes increased $32.9 million or 76%, from $43.4 million in 2002, to $76.3 million in 2003, primarily as a result of an increase in pretax income during 2003 of $83.9 million, offset, in part, by a reduction of our effective income tax rate from 41.2% in 2002, to 40.4% in 2003. The decrease in our effective tax rate is attributable to the impact of various tax planning strategies and favorable changes in the proportionate distribution of our total pretax income among the tax jurisdictions in which we operate.

        Net Income.    Net income increased $51.0 million or 82%, from $61.8 million in 2002 to $112.8 million in 2003, due to the cumulative effect of the factors noted above.

Seasonality

        Our results of operations fluctuate primarily as a result of changes in the level of student enrollment at our campuses. Our institutions experience a seasonal increase in new enrollments in the fall, traditionally when the largest number of new high school graduates begins postsecondary education. Furthermore, although we encourage year-round attendance at all campuses, certain of our programs at certain schools include summer breaks. As a result of these factors, total student enrollment and revenue are typically highest in the fourth quarter (October through December) and lowest in the second quarter (April through June). However, our costs and expenses do not fluctuate as significantly on a quarterly basis, except for admissions and advertising costs, which are typically higher during the second quarter and third quarter in support of seasonally high enrollments. We anticipate that these seasonal trends will continue.

Liquidity and Capital Resources

        Overview.    As of December 31, 2004, we had cash and cash equivalents of $349.5 million, compared to cash and cash equivalents of $161.2 million at December 31, 2003. Our cash flows from operations have historically been adequate relative to our liquidity requirements. We finance our operating activities and our organic growth primarily through cash generated from operations. We finance acquisitions primarily through funding from a combination of equity issuances, credit facility borrowings, and cash generated from operations. We anticipate that we will be able to satisfy the cash requirements of our ongoing business for the foreseeable future primarily with cash generated by operations, existing cash balances and, if necessary, borrowings under our existing credit agreements.

        Our primary source of cash is tuition collected from our students. Our students finance tuition costs through the use of a variety of fund sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, private and institutional scholarships, and cash payments. During the years ended December 31, 2004, 2003, and 2002, tuition payments received by our U.S. institutions by primary fund source as a percentage of total tuition payments received by our U.S. institutions was as follows:

	For the Year Ended December 31,
	2004	2003	2002
Title IV funding
Stafford loans	39%	38%	34%
Grants	10%	10%	10%
PLUS loans	9%	10%	9%

Total Title IV funding	58%	58%	53%

Private loans
Non-recourse loans	22%	23%	21%
Sallie Mae and Wachovia recourse loans	2%	1%	4%
Stillwater recourse loans	1%	0%	0%

Total private loans	25%	24%	25%

Scholarships, grants and other	3%	4%	6%

Cash payments	14%	14%	16%

Total tuition receipts	100%	100%	100%

        Title IV Funding.    Stafford loans are loans made directly to our students by financial institutions that participate in the FFEL program. There are two types of Stafford loans: subsidized and unsubsidized. Students who have a demonstrated financial need are eligible to receive a subsidized Stafford loan, with the ED paying the interest on this loan while the student is in school and during the first six months after leaving school. Students without a demonstrated financial need are eligible to receive an unsubsidized Stafford loan. The student is responsible for paying the interest on an unsubsidized Stafford loan while in school and after leaving school. Students who are eligible for a subsidized Stafford loan may also receive an unsubsidized Stafford loan.

        A student is not required to meet any specific credit criteria to receive a Stafford loan, but any student with a prior Stafford loan default, or who has been convicted under federal or state law of selling or possessing drugs, will not be eligible for a Stafford loan. The ED has established maximum annual limits on the amount of Stafford loans that students may borrow, and these annual limits are generally less than the tuition costs at our U.S. institutions.

        Title IV Program grants are grants made to our students under the Pell and FSEOG programs. The ED makes Pell grants to students who demonstrate financial need up to a maximum amount of $4,050 per award year. FSEOG awards are designed to supplement Pell grants for the neediest students up to a maximum amount of $4,000 per award year.

        A PLUS loan is a loan made directly by financial institutions to the parents of our students. Parents who have an acceptable credit history can borrow under a PLUS loan to pay the educational expenses of a child who is a dependent student enrolled at least half-time at our U.S. institutions. The amount of a PLUS loan cannot exceed the student's cost of attendance less all other financial aid received.

        As the Stafford loan limits are generally significantly less than the tuition costs at our U.S.-institutions, many of our students have been obtaining private loans to finance the remainder of their tuition costs. These private loans are made directly to our students by financial institutions and are not guaranteed under the FFEL program. Two types of private loans are available to our students: non-recourse loans and recourse loans.

        The ED requires that we keep unbilled Title IV Program funds that are collected in separate cash accounts until the students are billed for the program portion related to those Title IV Program funds. In addition, all funds transferred to our schools through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of December 31, 2004, the balance of such funds held in separate cash accounts was not significant. The restrictions on any cash held in these accounts have not significantly affected our ability to fund daily operations.

        Non-Recourse Loans.    A financial institution providing a non-recourse loan assumes 100% of the credit risk on the loan. To receive a non-recourse loan, the student, or the student and a co-borrower, must meet the credit criteria established by the financial institution for these loans. Each financial institution has established its respective credit criteria and loan limits. Students and co-borrowers can generally borrow an amount equal to the student's cost of attendance less all other financial aid received. The majority of non-recourse private loans received by our students at our U.S. institutions during 2004 were provided by Sallie Mae.

        Recourse Loan Agreements.    We have entered into agreements with Wachovia Bank ("Wachovia"), Sallie Mae, and Stillwater National Bank and Trust Company ("Stillwater") to provide private recourse loans to qualifying students. Eligibility for each program is based primarily upon the student's credit rating. The type of private loan for which a student is eligible provides additional information for a school to assess a particular student's creditworthiness.

        Under our recourse loan agreement with Sallie Mae, we are required to deposit 20% of all recourse loans funded under the agreement into a Sallie Mae reserve account. The agreement provides for a $40 million recourse loan funding limit. The agreement was effective as of July 1, 2003, and expires after the $40 million recourse loan funding limit has been reached or June 30, 2005, whichever occurs first. Recourse loans funded under this agreement are intended for students whose credit scores are less than the credit score required under Sallie Mae's non-recourse loan program. A student is generally eligible for a Sallie Mae recourse loan if (1) the student demonstrates a specified minimum credit score, (2) any bankruptcy proceeding involving the student has been discharged for at least 18 months, and (3) the student is not in default or delinquent with respect to any prior student loan. Under the terms of the agreement, we are obligated to purchase, with funds that have been deposited into the reserve account referenced above, recourse loans funded under the agreement (1) that have been delinquent for 150 days or (2) upon the bankruptcy, death, or total and permanent disability of the borrower. The amount of our repurchase obligation may not exceed the 20% of loans funded under the agreement and that amount is withheld by Sallie Mae and deposited into the reserve account. Any balance remaining in the reserve account after all recourse loans have been either repaid in full or repurchased by us will be paid to us. The disbursed amount of loans funded as of December 31, 2004, exceeded our original funding limit with Sallie Mae, and we are currently in negotiations with Sallie Mae to extend our existing recourse loan agreement. During these ongoing negotiations, Sallie Mae has agreed to continue funding additional recourse loans in excess of the original funding limit under the terms of the agreement. As of December 31, 2004, approximately $44.3 million had been disbursed to our students. Additionally, as of December 31, 2004, we had purchased loans in default with a principal balance, plus accrued interest, of approximately $0.8 million, and, thus, based on the volume of total loans funded through December 31, 2004, we may be required to purchase additional defaulted loans totaling approximately $8.4 million with funds currently deposited in the reserve account.

        Our recourse loan agreement with Wachovia expired in June 2003 and was not renewed. The agreement, which required us to deposit 14%-16% of each loan funded under the agreement into a Wachovia reserve account, contained no provision with respect to the maximum annual or cumulative amount of recourse loans that Wachovia would provide to our qualifying students during the term of the agreement. Recourse loans funded under this agreement were intended for students whose credit scores were less than the credit score required under Wachovia's non-recourse loan program. A student was generally eligible for a recourse loan if the student (1) demonstrated a specified minimum credit score, (2) had not filed for bankruptcy within the preceding four years, and (3) was not in default or delinquent with respect to any prior student loan. Under the terms of the agreement, we were obligated to purchase, with funds that were deposited by us into the reserve account referenced above, recourse loans funded under the agreement that had been in default, as defined, for 90 days. The amount of our repurchase obligation may not exceed the 14%-16% of loans funded under the agreement that was deposited by us into the reserve account. Any balance remaining in the reserve account ninety-six months from the end of the year that the loans were disbursed will be paid to us. During the term of the loan agreement, recourse loans of approximately $70.7 million were funded. As of December 31, 2004, we had purchased loans in default with a principal balance of approximately $10.5 million. As of December 31, 2004, the reserve account had a negligible balance, and thus, we have no significant obligation to purchase additional loans.

        On December 10, 2003, we entered into an agreement with Stillwater to purchase certain private student loans originated by Stillwater and serviced by Sallie Mae. The private student loans subject to this purchase agreement are made by Stillwater to students at our schools if the student (1) demonstrated a specified minimum credit score, which is less than the minimum credit score required pursuant to our recourse loan agreement with Sallie Mae, (2) had not filed for bankruptcy within the preceding four years, and (3) was not in default or delinquent with respect to any prior student loan. Under the terms of the purchase agreement, Stillwater retains 50% of the loan amounts disbursed and deposits this amount into a reserve account. Under the terms of the purchase agreement, Stillwater has an option, but not an obligation, to sell to us these private student loans on a monthly basis. We are required to purchase all private student loans offered for sale by Stillwater for a price equal to the current principal balance plus accrued interest. Upon purchase of private student loans from Stillwater, we receive all funds that were placed into the reserve account with respect to the specific loans purchased. As of December 31, 2004, loans totaling approximately $8.4 million had been funded by Stillwater under the agreement. As of December 31, 2004, we had repurchased private student loans funded under this agreement with a principal balance, plus accrued interest, of approximately $2.9 million, against which an allowance of $1.5 million had been established. Thus, based on the volume of total loans funded through December 31, 2004, we may be required to purchase additional loans of approximately $5.5 million, half of which would be financed with funds currently deposited in the reserve account.

        Recourse loan funds withheld by the lender or deposited by us pursuant to our recourse loan agreements are recorded as deposits within other long-term assets on our balance sheet. These amounts may ultimately be utilized to purchase recourse loans, in which case recoverability of such amounts would be in question. Therefore, we establish a 100% reserve against recourse funds on deposit through the use of a deposit contra-account. The expense is recognized as the related revenues are earned on a straight-line basis over the course of the instructional term for which the underlying recourse loan was granted.

        Upon purchasing Sallie Mae and Wachovia recourse loans in default, we transfer an amount equivalent to the principal balance of the loans purchased from the deposit account to a long-term recourse loan receivable account and transfer an offsetting amount from the deposit contra-account to the long-term recourse loan receivable contra-account, such that the net book value of the purchased loans is zero.

        We believe that costs associated with our Sallie Mae and Wachovia recourse loan programs are directly attributable to the educational activity of our schools and the support of our students. Therefore, such costs are classified as educational services and facilities expense within our statement of income.

        Upon purchasing Stillwater recourse loans, 50% of which is financed by deposits held in the reserve account, we record the principal balance of the loans as a long-term recourse loan receivable and transfer the reserve for recourse loans withheld by the lender, totaling 50% of the loan principal balance, from the deposit contra-account to the long-term loan receivable contra-account, such that the net book value of the purchased loans is 50% of the related principal balance. Based on our collections experience, we believe that a 50% reserve is reasonable to provide for amounts pursuant to Stillwater recourse loans that have been purchased, or may be purchased, and that may be ultimately uncollectible. We periodically evaluate the collectibility and will modify our reserve for these loans in future periods, as appropriate. Reserves for uncollectible Stillwater loans are charged to revenue due to the high level of uncollectible amounts expected.

        The private student loans subject to our purchase agreement with Stillwater are made by Stillwater to students at our schools whose credit scores are less than the minimum credit scores required pursuant to our recourse loan agreement with Sallie Mae. Given the relatively high risk nature of these loans, collection of such loans, which we may be required to repurchase, is less reasonably assured. Therefore, costs recognized in connection with this purchase agreement, which totaled $3.8 million for the year ended December 31, 2004, has been recorded as a reduction of related revenues.

        Operating Activities.    Net cash provided by operating activities increased to $376.2 million in 2004 from $233.3 million in 2003. The increase is attributable primarily to an increase in net income of approximately $66.8 million, after accounting for the restatement related to the change in our revenue recognition policy with respect to Culinary and Health Education programs with externships, and a $87.1 million decrease in net operating assets, excluding the tax benefit associated with option exercises, during 2004 relative to a $22.0 million decrease in net operating assets during 2003.

        Net receivables decreased $19.1 million or 17%, from $110.5 million as of December 31, 2003, restated, to $91.4 million as of December 31, 2004. Net receivables as of December 31, 2004 and 2003, restated, were 5.3% and 9.4%, restated, respectively, of total revenue for the years ended December 31, 2004 and 2003, restated. These changes in net receivables include amounts attributable to balances acquired in connection with acquisitions and certain other business combinations. Quarterly Days Sales Outstanding (DSO) were 17 days as of December 31, 2004. This represents an eleven-day decrease from DSO as of December 31, 2003, of 28 days, restated. We calculate DSO by dividing net receivables by quarterly average daily revenue. Quarterly average daily revenue is computed by dividing total quarterly revenue by the total number of days in the quarter. Our allowance for doubtful accounts as a percentage of gross student receivables increased from 31.4% as of December 31, 2003, restated, to 41.6% as of December 31, 2004. The decrease in DSO from December 31, 2003 to December 31, 2004 is attributable to strong cash collections and the increase in our allowance for doubtful accounts. The increase in our allowance and in our allowance as a percentage of gross student receivables is primarily attributable to our change in estimate for our allowance for doubtful accounts, as discussed above in "Change in Accounting Estimate."

        Accrued expenses increased $31.4 million or 38%, from $82.0 million as of December 31, 2003, restated, to $113.4 million as of December 31, 2004. The increase in accrued expenses is primarily attributable to the following: increased advertising accruals as of December 31, 2004 related to our increased advertising spending in 2004, accruals recorded in connection with our self-insured employee health benefits plan, which commenced in 2004, an increase in accrued payroll expenses related to headcount and salary increases during the year, and an increase in accrued legal and professional fees primarily attributable to the ongoing SEC investigation, the investigation being conducted by a special committee of our Board of Directors, and shareholder class action and derivative lawsuits, offset, in part, by a decrease in our accrued tax liability, attributable to estimated income tax payments made during 2004, and a reduction of our effective income tax rate from 40.4% in 2003 to 39.3% in 2004.

        Deferred tuition revenue increased $27.1 million or 19%, from $139.7 million as of December 31, 2003, restated, to $166.7 million as of December 31, 2004. The increase in deferred revenue is primarily attributable to strong cash collections and an increase in student population as discussed in "Results of Operations."

        Investing Activities.    Capital expenditures increased from $100.3 million during 2003, to $142.8 million during 2004. Capital expenditures during 2004, which represented approximately 8.3% of 2004 total revenue, included, among other things, investments in leasehold improvements in connection with new and expanded facilities, and capital equipment purchases necessitated by increasing student population. Approximately 50% of our total 2004 capital expenditures were made in connection with expansion projects and information system improvements in support of current and anticipated growth. We expect capital expenditures to be approximately 7.5% of total revenue during 2005 as additional schools are opened, student population increases, and current facilities and equipment are upgraded and expanded. We finance capital expenditures primarily with cash generated from operations.

        On February 18, 2003, we acquired 100% of the issued and outstanding stock of Formastrat SA and its subsidiaries, also known as the INSEEC Group, for approximately $18.9 million, including assumed debt of $3.2 million and excluding estimated acquisition costs of approximately $2.3 million, primarily with funds obtained under our U.S. Credit Agreement.

        On July 1, 2003, we acquired 100% of the issued and outstanding stock of Whitman. for approximately $267.8 million, excluding estimated acquisition costs of approximately $4.9 million. The cash portion of the purchase price of approximately $95.4 million and cash consideration paid to Whitman option holders of approximately $23.4 million was paid primarily with funds obtained under our U.S. Credit Agreement. Whitman shareholders also received an aggregate of approximately 4.4 million shares of our common stock in connection with the transaction.

        On August 5, 2003, we acquired certain assets and assumed certain liabilities of Western for approximately $7.7 million, excluding estimated acquisition costs of $0.4 million, primarily with funds obtained under our U.S. Credit Agreement.

        During December 2001, in connection with our acquisition of Pennsylvania Culinary Institute, we recorded a $5.1 million liability representing our preliminary estimate of the present value of rental payments due, beginning in 2008, under a pre-existing long-term contractual obligation for which we will receive no future benefit. In the fourth quarter of 2002, upon the finalization of our purchase price allocation, we recorded a purchase accounting adjustment of $4.1 million to reflect a change in our estimate of the liability existing as of the December 3, 2001 acquisition date and increased the carrying value of the liability to $9.7 million. In December 2004, we settled the liability for approximately $9.5 million, which resulted in the recognition of a gain of approximately $0.2 million. The liability was paid in December 2004, and no additional obligation exists as of December 31, 2004.

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

        Subject to the terms of the U.S. Credit Agreement, we may elect which of the foregoing types of interest rate applies to a particular borrowing made under the U.S. Credit agreement. Interest on each borrowing bearing interest at the prime rate (as specified in (1) above) is payable quarterly and at maturity. Interest on each borrowing bearing interest at the Eurocurrency rate (as specified in (2) above) is payable every one, two, or three months, depending on the interest period applicable to such borrowing, and at maturity.

        Our domestic subsidiaries, jointly and severally, have guaranteed repayment of our obligations under the U.S. Credit Agreement. Under the U.S. Credit Agreement, we are limited in our ability to take certain actions, including, among other things, consummating certain acquisitions or mergers, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring other debt in excess of specified amounts, prepaying other debt, and making certain investments. We are also required to satisfy certain financial covenants on a periodic basis, including the maintenance of a maximum consolidated leverage ratio of 2.25:1, a minimum fixed charge coverage ratio of 1.50:1, a minimum level of consolidated net worth, and a minimum annual consolidated ED financial responsibility composite score of 1.50. As of December 31, 2004, we were in compliance with or had obtained waivers for the covenants of our U.S. Credit Agreement.

        As of December 31, 2004, we had outstanding under our U.S. Credit Agreement revolving loans totaling approximately $15.6 million and letters of credit totaling approximately $19.6 million. The availability under our U.S. Credit Agreement as of December 31, 2004, was $164.8 million.

        During the first quarter of 2003, we entered into an interest rate swap agreement to effectively fix at 2.88% the variable portion of the rate of interest payable by us on a certain portion of €13.5 million, borrowed during 2003 under our U.S. Credit Agreement to finance our acquisition of the INSEEC Group. Approximately €2.0 million of this borrowing was repaid during the second quarter of 2004. The notional amount of the interest rate swap, originally €12.0 million, decreased to €7.5 million on December 28, 2004, will continue to decrease by €1.5 million every three months through March 28, 2006, expiration date. The impact of the interest rate swap agreement on our consolidated financial position, results of operations, and cash flows during the year ended December 31, 2004, was not significant.

        On February 18, 2003, our Canadian subsidiaries entered into an unsecured credit agreement ("Canadian Credit Agreement") with a syndicate of financial institutions, represented by, among others, a Canadian administrative agent. Under our Canadian Credit Agreement, our Canadian subsidiaries may borrow up to the U.S. dollar equivalent of 10.0 million in Canadian dollars under a revolving credit facility. Subject to the satisfaction of certain conditions precedent under the Canadian Credit Agreement, we may prepay outstanding loans under the Canadian Credit Agreement at any time and without penalty. The stated maturity of our Canadian Credit Agreement is December 19, 2007.

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

        Subject to the terms of the Canadian Credit Agreement, our Canadian subsidiaries may elect which of the foregoing types of interest rate applies to a particular borrowing made under the Canadian Credit agreement. Interest on each borrowing bearing interest at the prime rate (as specified in (1) above) is payable quarterly and at maturity. Interest on each borrowing bearing interest at the Eurocurrency rate (as specified in (2) above) is payable every one, two, or three months, depending on the interest period applicable to such borrowing, and at maturity.

        We have guaranteed repayment of our Canadian subsidiaries' obligations under the Canadian Credit Agreement. Under the Canadian Credit Agreement, our Canadian subsidiaries are limited in their ability to take certain actions, including, among other things, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring debt in excess of specified amounts, prepaying other debt, and making certain investments. As of December 31, 2004, our Canadian subsidiaries were in compliance with the covenants of our Canadian Credit Agreement.

        As of December 31, 2004, we had outstanding under our Canadian Credit Agreement revolving loans totaling $2.5 million U.S. The availability under our Canadian Credit Agreement as of December 31, 2004, was $7.5 million U.S.

        As of December 31, 2004, minimum future cash payments due under contractual obligations, including, among others, our credit agreements, non-cancelable operating and capital lease agreements, and long-term arrangements, were as follows (in thousands):

	2005	2006	2007	2008	2009	2010 & Thereafter	Total
Revolving loans	$—	$—	$18,103	$—	$—	$—	$18,103
Capital lease obligations	1,409	1,030	744	573	444	1,554	5,754
Other long-term debt	1,050	29	—	—	—	—	1,079
Operating lease obligations	104,838	105,962	102,575	97,155	93,028	608,714	1,112,272

Total contractual cash obligations	$107,297	$107,021	$121,422	$97,728	$93,472	$610,268	$1,137,208

        We rent most of our facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through 2028. We also finance the acquisition of certain equipment through capital lease agreements. As of December 31, 2004, the principal balance of outstanding capital lease obligations was approximately $4.7 million.

Recent Accounting Pronouncements

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial information with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("Opinion 25"), and amends Statement of Financial Accounting Standards No. 95 Statement of Cash Flows. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities, (other than those filing as small business issuers), will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123(R), companies must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption alternatives. We are currently evaluating the requirements of SFAS 123(R). The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 4 to our accompanying consolidated financial statements. Statement 123(R) also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate the future income tax benefits of stock option exercises, as they depend on, among other things, when employees exercise stock options, the amounts of operating cash flows recognized in prior periods for such excess tax deductions were $43.1 million, $41.9 million and $14.3 million during the years ended December 31, 2004, 2003, and 2002, respectively.

Accreditation and Regulatory Matters

        The following is an update on recent accreditation and regulatory actions at certain of our institutions.

        Le Cordon Bleu College of Culinary Arts Atlanta ("LCB Atlanta").    In a letter dated March 11, 2005, LCB Atlanta was directed by the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT") to show cause why its accreditation should not be withdrawn on the basis of LCB Atlanta's untimely filing of a Program Advisory Committee Report requested by ACCSCT. Specifically, LCB Atlanta failed to submit the required Report prior to ACCSCT's February 2005 Commission meeting. LCB Atlanta subsequently provided the Program Advisory Committee Report on February 3, 2005, which submission was acknowledged by ACCSCT in its March 11, 2005 letter. ACCSCT will consider LCB Atlanta's response to the show-cause directive, including the previously requested Program Advisory Committee Report, at the May 2005 Commission meeting.

        American InterContinental University ("AIU").    As we previously reported, the Commission on Colleges of the Southern Associations of Colleges and Schools ("SACS") placed AIU on Warning status in June 2004. In December 2002, AIU's accreditation was reaffirmed for the normal 10-year period, through 2012. In the course of the accreditation process, SACS requested that AIU provide additional information on several compliance matters, with the expectation that those matters be addressed within a two-year timeframe. In placing AIU on Warning status, SACS advised AIU that it had satisfactorily addressed a majority of those matters. AIU was requested to satisfy the remaining compliance matters by December 2004, the end of the two-year period. As requested by SACS, AIU submitted its report to SACS in September 2004, and, on December 10, 2004, SACS provided written notification that AIU was removed from Warning status.

        In addition, SACS deferred consideration of substantive changes and authorized a SACS Special Committee to visit the institution. The SACS special committee has been asked to visit AIU within the next 12 months and evaluate the institution regarding certain of the SACS Principles of Accreditation. SACS is also requesting a Follow-up Report in September 2007 relating to institutional effectiveness.

        To expand its presence in the Texas market, AIU submitted substantive change applications to open additional campuses in San Antonio and Dallas in early 2004. The applications were approved by the Division of Universities and Health-Related Institutions of the Texas Higher Education Coordinating Board ("THECB"), but approval by SACS was deferred by SACS until its December 2004 meeting. During its December 2004 meeting, SACS again deferred the applications until December 2005, pending the outcome of the SACS special committee visit scheduled for 2005.

        Brooks College.    As we previously reported, the Accrediting Commission for Community and Junior Colleges of the Western Association of Schools and Colleges ("ACCJC") advised Brooks College that, following its re-accreditation review, Brooks was placed on Probation in June 2004. As requested by ACCJC, Brooks College provided ACCJC with a progress report in October 2004 to address certain matters. ACCJC recently conducted a follow-up visit to Brooks College, and, at its January 2005 meeting, ACCJC continued the Probation status for Brooks College. We regard the issues raised by ACCJC as serious and are working closely with Brooks College to ensure that the ACCJC concerns are fully resolved. Brooks College is an entirely separate and distinct institution from Brooks Institute of Photography. Although both schools are owned by us, they are separate entities with separate management and curricula and are separately licensed and accredited. This matter affects both of Brooks College's campuses, located in Long Beach and Sunnyvale, California.

        Western School of Health and Business Careers ("Western").    As we previously reported, on March 4, 2004, Western received notice from ACCSCT that letters relied upon by us in our August 2003 acquisition of Western to document ACCSCT approval of certain of Western's programs were not authentic. As a result, ACCSCT issued a Show Cause order directing Western to explain the inauthentic letters, and indicating that Western needed to secure approval of the affected diploma and degree programs. Western subsequently applied for approval of all of the affected programs, and ACCSCT, in early June 2004, issued approval for the diploma programs. On July 12, 2004, ACCSCT approved the degree programs contingent upon Western's satisfaction of several stipulations. Western has satisfied these stipulations to the satisfaction of ACCSCT, and ACCSCT has approved the degree programs effective as of August 24, 2004. Western has resumed marketing, new enrollments, and disbursement of Title IV Program aid to students in the diploma and degree programs. Western was removed from Show Cause by ACCSCT in December, 2004. For information regarding a related lawsuit filed by us against the former owners of Western, see Item 3 "Legal Proceedings-Action Against Former Owners of Western School of Health and Business Careers" in this Annual Report on Form 10-K.

        Sanford-Brown Institute, White Plains, New York ("SBI").    The Accrediting Bureau of Health Education Schools ("ABHES") conducted an unannounced visit to SBI in February 2004 following our acquisition of the campus. A follow-up focus visit was made in March 2004. Because of the issues raised during the February and March visits, and SBI's plan to relocate to new facilities in July 2004,

ABHES conducted an additional site visit to SBI in September 2004. In October 2004, ABHES notified SBI that as a result of concerns identified during the September site visit, SBI was directed to Show Cause as to why its current grant of accreditation should not be withdrawn. In November 2004, SBI submitted a timely response to the Show Cause directive and appeared before ABHES in December 2004 to address any questions. SBI continues to be on Show Cause with ABHES. This matter also affects SBI's branch campus located in Springfield, Massachusetts.

        Gibbs College-Livingston and Katharine Gibbs School-Piscataway.    The Gibbs College-Livingston and Katharine Gibbs School-Piscataway campuses have been a candidate for regional accreditation with the Middle States Commission on Higher Education since November 2003. The campuses are required to show cause at a site visit by Middle States in April 2005 as to why their regional accreditation candidacy should continue. Since the regional accreditor is not the campuses' primary accreditor, the only effect of the show cause is to determine whether or not the two campuses will be allowed to continue to pursue initial regional accreditation with Middle States.

        We cannot predict the outcome of these accreditation actions, and any unfavorable outcomes could have a material adverse effect on our business, results of operations, and financial condition.

Risks Related to Our Business

        The following risks, uncertainties, and other factors could have a material adverse effect on our business, financial condition, operating results, and growth prospects.

    Failure to Comply with Extensive Regulatory Requirements Could Have a Material Adverse Effect on our Business

  Failure of our U.S. institutions to comply with the extensive regulatory requirements for school operations could result in financial penalties, restrictions on our operations, loss of external financial aid funding for our students, or loss of our authorization to operate our schools.

        We derive a significant portion of our revenue from students participating in U.S. federal student financial aid programs administered by the ED. For these programs to be available to its students, a U.S. institution must obtain and maintain authorization by the appropriate state agencies, accreditation by an accrediting agency recognized by the ED, and certification by the ED. As a result, our U.S. institutions are subject to extensive regulation by these agencies. These regulatory requirements cover virtually all phases of our operations, including our educational programs, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw, acquisitions or opening of additional schools, addition of new educational programs, and changes in our corporate structure and ownership. The agencies that regulate our operations periodically revise their requirements and modify their interpretations of existing requirements.

        If one of our institutions were to violate any of these regulatory requirements, we could suffer a financial penalty. A regulatory agency could also place limitations on our schools' operations or terminate our schools' ability to grant degrees and certificates or their eligibility to receive federal student financial aid funds on behalf of their students. A significant portion of our students rely on federal student financial aid funds to finance their education. We cannot predict with certainty how all of these requirements will be applied, or whether each of our schools will be able to comply with all of the requirements in the future. We have described some of the most significant regulatory requirements and risks that apply to our U.S. schools in the following paragraphs. Even if we are complying with applicable governmental and accrediting body requirements, increased regulatory scrutiny or adverse publicity arising from allegations of non-compliance may increase our costs of regulatory compliance and adversely affect our financial results, growth rates, and prospects. Please also see "Business—Financial Aid and Regulation" for more detailed information on the regulatory requirements that apply to us.

  The U.S. Congress may change the law or reduce funding for federal student financial aid programs, which could harm our student population and revenue.

        The U.S. Congress periodically reviews and revises the Higher Education Act and other laws governing the federal student financial aid programs and annually determines the funding level for each of these programs. During 2005, Congress is expected to devote significant attention to reauthorizing the Higher Education Act, which will likely result in numerous legislative changes. Any action by Congress that significantly reduces funding for the federal student financial aid programs or the ability of our schools or students to participate in these programs could have a material adverse effect on our student population and revenue. Legislative action may also increase our administrative costs and require us to modify our practices in order for our schools to comply fully with applicable requirements, which could have a material adverse effect on our financial results.

  If we or our schools do not meet ED's financial responsibility standards, our schools may be required to post a letter of credit and our participation in federal student financial aid programs could be limited, which could harm our net income and student population.

        To participate in the federal student financial aid programs, an institution must meet general standards of financial responsibility and either meet specific numeric measures of financial responsibility prescribed by the ED or post a letter of credit in favor of the ED and possibly accept other conditions on its participation in the federal student financial aid programs. Currently, none of our schools is required to post a letter of credit in favor of the ED or accept other conditions on its participation in the federal student financial aid programs due to failure to satisfy the numeric measures of financial responsibility. If, however, we or our institutions fail to satisfy the numeric standards in the future, any required letter of credit, if obtainable, and any limitations on our participation in the federal student financial aid programs could adversely affect our net income and student population. Our inability to obtain a required letter of credit could also adversely affect our net income and student population. Under a separate requirement, an institution must post a letter of credit if it makes more than a certain proportion of student refunds beyond the regulatory time period. Fourteen of our institutions have outstanding letters of credit in favor of the ED in the amount of $6.5 million due to late student refunds.

  Our schools may lose eligibility to participate in federal student financial aid programs if their student loan default rates are too high, which could harm our student population and revenue.

        Our schools may lose their eligibility to participate in some or all of the federal student financial aid programs if defaults by their students on their federal student loans equal or exceed specified rates. If any of our schools, depending on its size, loses eligibility to participate in the federal student financial aid programs because of high student loan default rates, that loss could have a material adverse effect on our student population and revenue.

  Our schools may lose eligibility to participate in federal student financial aid programs if the percentage of their revenue derived from those programs is too high, which could harm our student population and revenue.

        A proprietary institution loses its eligibility to participate in the federal student financial aid programs if it derives more than 90% of its revenue from these programs in any fiscal year. If any of our schools, depending on its size, loses eligibility to participate in the federal student financial aid programs because it exceeded this threshold, that loss could have a material adverse effect on our student population and revenue.

  If regulators do not approve our acquisition of schools from third parties, the acquired schools would not be permitted to participate in federal student financial aid programs.

        When we acquire a school, the ED and most applicable state authorizing agencies and accrediting agencies consider that a change of ownership or control of the institution has occurred. A change of ownership or control of a school under the standards of the ED may result in the temporary suspension of the school's participation in the federal student financial aid programs until the ED issues a temporary certification document. If we were unable to promptly reestablish the state authorization, accreditation or ED certification of a school we acquired, depending on the size of that acquisition, that failure could have a material adverse effect on our business.

  If regulators do not approve transactions involving a change of control or change in our corporate structure, we may lose our ability to participate in federal student financial aid programs.

        If we experience a change of control under the standards of the ED, applicable state agencies or accrediting agencies, we or the schools governed by such agencies must seek the approval of the relevant agencies. Some of these transactions or events, such as a significant acquisition of our common stock, may be beyond our control. The failure of any of our schools to timely reestablish its state authorization, accreditation or ED certification following a change in ownership or control would result in a suspension or loss of federal student financial aid funding, which could have a material adverse effect on our student population and revenue. The adverse regulatory effect of a change of ownership or control could also negatively impact bids for our outstanding shares of common stock.

  If our schools do not maintain their state authorizations and accreditations, they may not operate or participate in federal student financial aid programs.

        A school that grants degrees, diplomas, or certificates must be authorized by the relevant agencies of the state in which it is located and, in some cases, other states where the school is deemed to be operating. State authorization and accreditation by an accrediting agency recognized by the ED also are required for an institution to participate in the federal student financial aid programs. Requirements for state authorization and accreditation vary substantially among the applicable agencies, and some of our schools must satisfy highly detailed standards regarding their educational programs, facilities, faculty, and other matters to maintain the necessary approvals. Loss of state authorization or accreditation by any of our campuses, depending on the size of the campus, could have a material adverse effect on our student population and revenue.

  We are subject to sanctions if we pay impermissible commissions, bonuses or other incentive payments to individuals involved in certain recruiting, admissions or financial aid activities.

        An institution participating in Title IV Programs may not provide any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment or admission activity or in making decisions regarding the awarding of Title IV Program funds. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances. If the ED determined that an institution's compensation practices violated these standards, the ED could subject the institution to monetary fines, penalties, or other sanctions. Any substantial fine or penalty or other sanction levied against one or more of our schools could have a material adverse effect on our financial condition, results of operations and cash flows.

  If we fail to satisfy the ED's administrative capability standards, our business could suffer.

        ED regulations specify extensive criteria an institution must satisfy to establish that it has the requisite administrative capability to participate in Title IV Programs. These criteria relate to, among other things, institutional staffing, operational standards, timely submission of accurate reports and various procedural matters. If an institution fails to satisfy any of these criteria, the ED may require the repayment of federal student financial aid funds, transfer the institution from the "advance" system of payment of federal student financial aid funds to the "reimbursement" system of payment or cash monitoring, place the institution on provisional certification status, or commence a proceeding to impose a fine or limit, suspend or terminate the participation of the institution in federal student financial aid programs. Limited access to, or loss of, federal student financial aid funds by one or more of our schools due to their failure to demonstrate the requisite administrative capability could have a material adverse effect on our student population and revenue.

  Government and regulatory agencies and third parties may conduct compliance reviews, bring claims or initiate litigation against us based on alleged violations of the extensive regulatory requirements.

        Because we operate in a highly regulated industry, we are subject to audits, compliance reviews, inquiries, complaints, investigations, claims of non-compliance and lawsuits by federal and state governmental agencies, regulatory agencies, present and former students and employees, stockholders and other third parties, which may allege violations of any of the regulatory requirements applicable to us and our institutions. If the results of any such claims or actions are unfavorable to us, we may be required to pay money damages or be subject to fines, operational limitations, loss of federal funding, injunctions, or other criminal or civil penalties, which could have a material adverse affect on our operations and financial condition. Even if we adequately address issues raised by any such claims or actions, we may have to devote significant financial and management resources to do so.

  Investigations, claims and actions against other companies in our industry could adversely affect our business and stock price.

        In 2004, the operations of a number of companies in the for-profit postsecondary education industry were subject to increased regulatory scrutiny. In some cases, allegations of wrongdoing have resulted in reviews or investigations by the Justice Department, the SEC, the ED, state agencies, accrediting agencies and other entities. These allegations, reviews and investigations of other companies and the accompanying adverse publicity could have a negative impact on the for-profit postsecondary education industry as a whole, our business and the market price of our common stock.

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

        We derive a majority of our Canadian schools' revenue from Canadian governmental financial aid programs. Depending on their province of residence, Canadian students may receive loans under the Canada Student Loans Program, the Ontario Student Assistance Program ("OSAP"), or the Quebec Loans and Bursaries Program. In addition, there are students attending our Canadian schools who receive government-sponsored financial assistance from provinces other than Ontario and Quebec.

        Our Canadian schools must meet eligibility standards to administer these programs and must comply with extensive statutes, rules, regulations, and requirements. Each of our Ontario schools will be required to share the cost of student loan defaults if defaults by its students on their OSAP loans exceed specified rates. Our International Academy of Design and Technology and SoftTrain schools in Toronto currently do not have a default rate that exceeds the applicable threshold of 25.0%. However, our International Academy of Design and Technology school in Ottawa had an overall default rate of 27.0% in 2003 and has received a letter from the Ontario Ministry of Training, Colleges and Universities indicating that it may have to share in the costs of defaults and post an additional bond with the Ministry. If our Canadian schools cannot meet these and other eligibility standards or fail to comply with applicable requirements, it could have a material adverse effect on our net income.

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

        Our schools in France, the United Kingdom and the United Arab Emirates are subject to extensive local regulations and requirements. If we are found to be in violation of local regulations, including licensing and accreditation requirements, we could be subject to civil sanctions, including monetary penalties. Additionally, we could be required to incur significant ongoing expenses to comply with these regulatory requirements or, conceivably, could be restricted or barred from providing educational services in that jurisdiction. Please also see "Business—Other International Regulations" for more information on the international regulations that apply to us.

  Risks Specific to our Business Could Have a Material Adverse Effect on Us

  We face litigation that could have a material adverse effect on our business, financial condition and results of operations.

        We and some of our current and former directors and executive officers have been named as defendants in numerous private securities class action and derivative lawsuits. On June 17, 2004, an amended consolidated complaint captioned Taubenfeld v. Career Education Corporation et al. (No. 03 CV 8884), was filed in the United States Court for the Northern District of Illinois, alleging that we made certain material misrepresentations and failed to disclose certain material facts about our condition and prospects. In addition, between January 5, 2004 and November 10, 2004, three derivative actions were filed against some of our current and former directors and executive officers captioned McSparran v. John M. Larson, et al. (United States District Court for the Northern District of Illinois), Xiao-Qiong Huang v. John M. Larson et al. (Circuit Court of Cook County, Illinois, Chancery Division), and Nicholas v. Dowdell, et al. (Chancery Court of New Castle County, Delaware). The derivative actions generally allege breach of fiduciary duty, unjust enrichment, and breach of fiduciary duties for insider selling and misappropriation of information, essentially based on allegations of conduct similar to that complained of in the Taubenfeld action. Our Board of Directors announced that it had formed a special committee to conduct an independent investigation of allegations of securities law violations made against us. The special committee retained the law firm of McDermott, Will & Emery LLP on July 8, 2004 to represent and assist it in its review. We cannot predict the outcome of these lawsuits or the special committee investigation. Additionally, in the ordinary course of our business, we and our schools are subject to various other lawsuits, investigations and claims, covering a wide range of matters, including, but not limited to, claims involving students or graduates and routine employment matters. It is possible that we may be required to pay substantial damages or settlement costs in excess of our insurance coverage, which could have a material adverse effect on our financial condition or results of operation. In 2004, we incurred $11.4 million pre-tax related to legal and other professional service fees in connection with the ongoing SEC investigation, the investigation being conducted by the special committee of our Board of Directors, and shareholder class action and derivative lawsuits. We expect legal and other professional services fees to continue to remain at elevated levels for the foreseeable future as a result of these matters and others. Please also see Item 3 "Legal Proceedings" in this Annual Report on Form 10-K for more detailed information on these litigation risks.

  We face government investigations that could have a material adverse effect on our business, financial condition and results of operations.

        Certain government agencies are conducting investigations regarding us. As discussed above, the SEC is currently conducting a formal investigation of us. In addition, as a result of our inquiry to the Justice Department, we were advised that it is also conducting an investigation concerning us. While we continue in our efforts to cooperate with and respond to requests for information from the SEC, we cannot predict the outcome of the SEC or Justice Department investigations. There can also be no assurance that the scope of the SEC or Justice Department investigations will not expand or that other regulatory agencies will not become involved. The outcome and costs associated with the SEC and Justice Department investigations could have a material adverse effect on our business, financial condition or results of operation, and the investigations could result in adverse publicity and divert the efforts and attention of our management team from our ordinary business operations. The SEC and Justice Department investigations and any related legal and administrative proceedings could also include the institution of administrative, civil injunctive or criminal proceedings against us and/or our current or former officers or employees, the imposition of fines and penalties, suspensions and/or other remedies and sanctions. It is also possible that we may be required to pay substantial damages or settlement costs in excess of our insurance coverage, which could have a material adverse effect on our financial condition or results of operation. Please also see Item 3 "Legal Proceedings" in this Annual Report on Form 10-K for more information on these matters.

  We are undergoing a review of our prior periodic reports by the SEC's Division of Corporation Finance, which could result in the need for us to amend or restate our prior periodic reports or financial statements, or the financial statements included in this report.

        The SEC's Division of Corporation Finance is undergoing a review of our Annual Report on Form 10-K for the year ended December 31, 2003, and subsequent quarterly reports in 2004. Among other things, the Division of Corporation Finance has inquired about our accounting for the change in our allowance for doubtful accounts in the fourth quarter of 2004 described in "Management's Discussion and Analysis of Financial Condition and Results of Operation—Change in Accounting Estimate." We believe the accounting for our allowance for doubtful accounts and our financial statements overall are presented fairly and in conformity with generally accepted accounting principles. However, we have not completed the review process with the Division of Corporation Finance and cannot predict the timing or outcome of their review, and there is no assurance that such outcome will not necessitate amendments or restatements of our previously filed periodic reports or financial statements, or of the financial statements included in this report. Any amendment or restatement of our periodic reports or financial statements could result in further litigation and have a material adverse effect on our business.

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

        We expect to continue to rely on acquisitions as a key component of our growth. From time to time, we engage in, and we are currently engaged in, evaluations of, and discussions with, possible acquisition candidates. We may not continue to be able to identify suitable acquisition opportunities or to acquire any such schools on favorable terms. In addition, we may incur debt to finance future acquisitions and/or issue securities in connection with future acquisitions, which may dilute the holdings of our stockholders. To the extent we continue to pursue acquisitions, our ability to complete such transactions may be adversely affected by the government investigations described above in the risk factor entitled "We face government investigations that could have a material adverse effect on our business, financial condition, and results of operations." Furthermore, we may not be able to successfully integrate any acquired schools into our operations profitably. Acquisitions involve a number of special risks and challenges, including the diversion of management's attention, difficulties in assimilating the operations and personnel of acquired schools, adverse short-term effects on reported operating results and possible loss of key employees. Continued growth through acquisition may also subject us to unanticipated business or regulatory uncertainties or liabilities. Acquired schools may not enhance our business and, if we do not successfully address associated risks and uncertainties, may ultimately have a material adverse effect on our growth and ability to compete.

  Opening additional new schools and adding new services could be difficult for us.

        We have also grown by opening new schools as additional branches of existing schools. Establishing new schools poses unique challenges and requires us to make investments in management, capital expenditures, marketing expenses, and other resources different, and in some cases greater, than those required with respect to the operation of acquired schools. When opening a new school, we may be required to obtain appropriate state or provincial or other international and accrediting agency approvals. Such approvals may be delayed or denied due to pending investigations or adverse publicity. In addition, to be eligible for federal student financial aid programs, such a school has to be certified by the ED. Our failure to effectively manage the operations of newly-established schools or service areas, or any diversion of management's attention from our core career-oriented school operating activities, could harm our business.

  Risks specific to OEG's business could have a material adverse effect on our business.

        Our OEG segment intends to continue increasing the number of its students and more resources will be required to support this anticipated growth, including additional faculty, admissions, and academic and financial aid advisors. This exceptional growth has placed, and future growth is expected to place, a significant strain on OEG's operational resources. The continued development of awareness of the programs offered by OEG is critical to the continued acceptance and growth of OEG's programs. If OEG is unable to continue to develop awareness of the programs offered by it, this could limit its enrollments and negatively impact its ability to increase revenues and profitability.

        OEG's success depends in part on its ability to expand the content of its programs, develop new programs in a cost-effective manner, maintain good standing with its regulators, and meet its students' needs in a timely manner. The expansion of OEG's existing programs and the development of new programs may not be accepted by its students or the online education market and new programs could be delayed due to unforseen regulatory restrictions.

        The performance and reliability of OEG's program infrastructure is critical to the reputation of OEG and its ability to attract and retain students. Any system error or failure, or a sudden and significant increase in traffic, may result in the unavailability of OEG's computer networks. Individual, sustained, or repeated occurrences could significantly damage the reputation of OEG and result in a loss of potential or existing students. Additionally, OEG's computer systems and operations are vulnerable to interruption or malfunction due to events beyond its control, including natural disasters and telecommunications failures. Any interruption to OEG's computer systems or operations could have a material adverse effect on the ability of OEG to attract and retain students.

        OEG's computer networks may be vulnerable to unauthorized access, computer hackers, computer viruses, and other security problems. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in operations. Due to the sensitive nature of the information contained on OEG's networks, such as students' grades, its networks may be targeted by hackers. As a result, OEG may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches.

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

        The postsecondary education market is highly fragmented and competitive, while continuing to consolidate, with no single institution claiming a significant market share. Our schools compete with traditional public and private two-year and four-year colleges and universities, other proprietary schools, including those that offer online education programs. Although tuition at private nonprofit institutions is, on average, higher than tuition at our campuses, some public institutions are able to charge lower tuition for courses of study similar to those offered by our institutions due, in part, to government subsidies, government and foundation grants, tax-deductible contributions, and other financial resources not available to proprietary schools. Some of our competitors in both the public and private sectors have substantially greater financial and other resources than we have. We may incur increasing costs competing for students. If we are not able to compete effectively for students, our revenue may decline.

  Expansion outside of the U.S., France, Canada, the United Kingdom, and the United Arab Emirates could adversely affect our business.

        Although we currently operate in the U.S., France, Canada, the United Kingdom, and the United Arab Emirates, we intend to explore opportunities outside those markets. There may be difficulties and complexities associated with our expansion into these other international markets, and our strategies may not succeed beyond our current markets. International operations present inherent risks, including currency fluctuations, varying political and economic conditions, unanticipated changes in regulation, trade barriers, staffing and management problems, and adverse tax consequences. Also, in further expanding internationally, we would be required to comply with different, and potentially more onerous, regulatory requirements. If we do not effectively address these risks, our growth and ability to compete may be impaired.

  Failure to obtain additional capital in the future could reduce our ability to grow.

        We believe that funds from operations, cash, investments, borrowings under our $200 million U.S. Credit Agreement, and borrowings under our $10 million Canadian Credit Agreement, will be adequate to fund our current operating plans for the foreseeable future. However, we may need additional debt or equity financing in order to carry out our strategy of growth through acquisitions. We may also need additional debt or equity financing in the future to execute our growth strategy. The amount and timing of such additional financing will vary principally depending on the timing and size of acquisitions and the sellers' willingness to provide financing. To the extent that we require additional financing in the future and are unable to obtain such additional financing, we may not be able to fully implement our growth strategy.

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

        Our success to date has depended, and will continue to depend, largely on the skills and efforts of John M. Larson, our Chairman, President, and Chief Executive Officer, Patrick K. Pesch, our Executive Vice President, Chief Financial Officer, Treasurer, and Secretary, Steve C. Fireng, President of our Online Education Group, Jacob P. Gruver, Group President of our College East, College West, and University divisions, Kenneth D. Shore, Group President of our Gibbs division, Paul R. Ryan, Group President of our Academy, Culinary East, Culinary West, Health Education East, and Health Education West divisions, Todd H. Steele, Group President of our International and Startup divisions, Steve B. Sotraidis, our Executive Vice President of Administration, and our other key personnel. Our success also depends, in large part, upon our ability to attract and retain highly qualified faculty, school presidents and administrators, and corporate management. Due to the nature of our business, we may have difficulty locating and hiring qualified personnel and retaining such personnel once hired. None of our employees is subject to an employment or non-competition agreement other than Mr. Larson. We do not maintain life insurance on any of our employees. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on our business, results of operations, or financial condition. In addition, a limited number of our faculty members are represented by unions, although they are not currently subject to collective bargaining agreements. If we become subject to collective bargaining agreements, our flexibility in making human resources decisions could be impaired.

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

        Interest Rate Exposure.    Our borrowings under our credit agreements bear annual interest at variable rates tied to the prime rate and the Eurocurrency rate. The outstanding borrowings under these credit agreements were $18.1 million and $95.7 million at December 31, 2004 and 2003, respectively.

        During the first quarter of 2003, we entered into an interest rate swap agreement to effectively fix at 2.88% the variable portion of the rate of interest payable by us on a certain portion of €13.5 million, borrowed during 2003 under our U.S. Credit Agreement to finance our acquisition of the INSEEC Group. Approximately €2.0 million of this borrowing was repaid during the second quarter of 2004. The notional amount of the interest rate swap, originally €12.0 million, decreased to €7.5 million on December 28, 2004, will continue to decrease by €1.5 million every three months through its March 28, 2006, expiration date. The impact of the interest rate swap agreement on our consolidated financial position, results of operations, and cash flows during the year ended December 31, 2004, was not significant.

        The weighted average annual interest rate of borrowings under our credit agreements, including the effect of the interest rate swap agreement, was 3.74% and 2.20% as of December 31, 2004 and 2003, respectively.

        In addition, we had capital lease obligations totaling $4.7 million and $7.8 million as of December 31, 2004 and 2003, respectively, bearing interest at a weighted average rate of 7.70% and 8.20%, respectively.

        We estimate that the book value of our debt instruments and related derivative financial instruments approximated their fair values as of December 31, 2004 and 2003. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

        Foreign Currency Exposure.    Certain of our foreign subsidiaries use functional currencies other than the U.S. dollar. We are subject to risks associated with fluctuations in the value of the Canadian dollar, the Euro, and the British pound vis-à-vis the U.S. dollar. Our investment in our foreign operations as of December 31, 2004, is not significant, and the book values of the assets and liabilities of such foreign operations as of December 31, 2004, approximated their fair values.

        As of December 31, 2004, we had borrowings outstanding under our U.S. Credit Agreement of $15.6 million denominated as €11.5 million and borrowings outstanding under our Canadian Credit Agreement of $2.5 million denominated in $3.0 million Canadian.

        We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in foreign currency exchange rates is not significant.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and the accompanying notes thereto are included elsewhere in this Annual Report on Form 10-K. The consolidated balance sheets are as of December 31, 2004 and 2003, and the consolidated statements of income, stockholders' equity, and cash flows are for each of the years ended December 31, 2004, 2003, and 2002:

        Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, page F-1.

        Report of Independent Registered Public Accounting Firm on Financial Statements, page F-3.

        Consolidated Balance Sheets as of December 31, 2004 and 2003, page F-4.

        Consolidated Statements of Income for the Years Ended December 31, 2004, 2003, and 2002, page F-5.

        Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2004, 2003, 2002, page F-6.

        Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003, and 2002, page F-7.

        Notes to Consolidated Financial Statements, page F-8

        See Note 20 to the Consolidated Financial Statements for Selected Quarterly Financial Data (unaudited), page F-47.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We completed an evaluation as of the end of the period covered by this Report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because we were required to restate our financial statements as a result of the change in revenue recognition policy described below, a material weakness existed in our internal control over financial reporting as of the date of this Report and, to this extent, our disclosure controls and procedures were not effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        Except for the changes in connection with the remediation subsequent to December 31, 2004 of the material weakness described below, and the modification of our allowance for doubtful accounts estimation methodology, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Scope of Management's Report on Internal Control Over Financial Reporting

        With the participation of our Chief Executive Officer and Chief Financial Officer, our management carried out an evaluation and assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. The framework on which such evaluation was based is contained in the report entitled "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Report).

        An internal control significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Inherent Limitations on the Effectiveness of Controls

        Our management does not expect that our disclosure controls and procedures or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company have been detected.

        These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Finding of Material Weakness

        In connection with reviewing our financial results for the fourth quarter of 2004, our management reviewed and discussed with the Audit Committee of the Board of Directors and with Ernst & Young LLP, our independent auditors, the accounting treatment related to the recognition of tuition revenue with respect to our Culinary and Health Education programs with externships. In connection with these discussions, and following consultation with our independent auditors, we determined it was necessary to restate the previously issued financial statements for the periods 2000 through 2004 to correct for certain errors in such financial statements. Culinary and Health Education externships are required to be taken at the end of certain academic programs, following the conclusion of in-school instruction, in order to satisfy graduation requirements. The restatement consists of adjustments necessary to reflect the recognition of tuition revenue through the end of the student's externship period, as opposed to the prior practice of recognizing revenue only over the period of in-school academic instruction. Revenue recognition in the financial statements requires procedures and controls to ensure that all of a company's revenue arrangements are analyzed, recorded, and monitored in the context of authoritative accounting guidance such that revenue is recognized in accordance with generally accepted accounting principles. In management's opinion, our procedures and controls in this area were considered to be inadequate, and this deficiency was considered to represent a material weakness in internal control over financial reporting.

        The change in our revenue recognition policy with respect to Culinary and Health Education programs with externships resulted in a reduction of revenue during 2004 of approximately $11.5 million and a reduction of net income during 2004 of approximately $6.9 million, or $0.07 per diluted share. This revenue will be earned and recognized in subsequent periods net of student refunds.

        Additionally, prior period financial statements and the related notes thereto presented herein have been restated to reflect the impact of the change in our revenue recognition policy. The effect of the change on 2003 net income was a reduction of $6.4 million, or $0.07 per diluted share. The effect of the change on 2002 net income was a reduction of $5.7 million, or $0.06 per diluted share.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles.

        Based upon the evaluation under the framework contained in the COSO Report, and due to the material weakness described in the first paragraph under "Finding of Material Weakness", management concluded that, as of December 31, 2004, our internal control over financial reporting was not effective.

        Ernst & Young LLP, the Company's independent registered public accounting firm, has issued an attestation report on management's assessment of the effectiveness of our internal control over financial reporting. This attestation report is included on page F-1 of this Annual Report on Form 10-K.

Remediation Steps to Address Material Weakness

        Our management has implemented the following remediation steps to address the material weakness described in the first paragraph under "Finding of Material Weakness":

  •
  We have revised our revenue recognition policy for Culinary and Health Education programs with externships to recognize revenue on a straight-line basis over the length of the program, including the applicable externship periods.

  •
  Previously issued financial statements for the periods 2000 through 2004 were restated to correct for certain errors related to the revenue recognition policy change.

  •
  Management has conducted a thorough analysis of all revenue recognition policies to ensure they are proper, consistent at all campuses, and in accordance with generally accepted accounting principles.

  •
  Our student information system is being updated to reflect the change in the revenue recognition policy with respect to Culinary and Health Education programs with externships.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

        The information in response to this item is incorporated by reference from the sections captioned "PROPOSAL NO. 1—ELECTION OF DIRECTORS" and "EXECUTIVE OFFICERS" of the definitive Proxy Statement to be filed in connection with our 2005 Annual Meeting of Stockholders (the "2005 Proxy Statement").

Code of Ethics

        We have adopted a code of ethics that applies to all of our executive officers and senior financial officers (including our chief executive officer, chief financial officer, chief accounting officer, controller, and any person performing similar functions). The Code of Ethics is available on our website at www.careered.com under the caption "Investor Relations."

ITEM 11.    EXECUTIVE COMPENSATION

        The information in response to this item is incorporated by reference from the sections of the 2005 Proxy Statement captioned "PROPOSAL NO. 1—ELECTION OF DIRECTORS—OTHER DIRECTORS—DIRECTOR COMPENSATION," "EXECUTIVE COMPENSATION," "REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," and "PERFORMANCE GRAPH."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information in response to this item is incorporated by reference from the sections of the 2005 Proxy Statement captioned "SECURITY OWNERSHIP OF MANAGEMENT AND PRINCIPAL STOCKHOLDERS" and "EQUITY COMPENSATION PLAN INFORMATION."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information in response to this item is incorporated by reference from the sections of the 2005 Proxy Statement captioned "EXECUTIVE COMPENSATION," "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION."

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information in response to this item is incorporated by reference from the section of the 2005 Proxy Statement captioned "PRINCIPAL ACCOUNTING FEES AND SERVICES."

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this Form 10-K or incorporated by reference as set forth below:

  1. and 2.    Financial Statements of Career Education Corporation and Its Subsidiaries.

  Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, page F-1.

  Report of Independent Registered Public Accounting Firm on Financial Statements, page F-3.

  Consolidated Balance Sheets as of December 31, 2004 and 2003, page F-4.

  Consolidated Statements of Income for the Years Ended December 31, 2004, 2003, and 2002, page F-5.

  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2004, 2003, 2002, page F-6.

  Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003, and 2002, page F-7.

  Notes to Consolidated Financial Statements, page F-8.

  See Note 20 to the Consolidated Financial Statements for Selected Quarterly Financial Data (unaudited), page F-47.

3.
Exhibits:

*3.1	Amended and Restated Certificate of Incorporation of the Company, as amended.
**3.2	Amended and Restated By-laws of the Company.
***4.1	Form of specimen stock certificate representing Common Stock.
****4.2	Credit Agreement dated as of December 19, 2002 among Career Education Corporation, as borrower, Bank of America, N.A., as Administrative Agent, LaSalle Bank National Association and JPMorgan Chase Bank, as Co-Syndication Agents, SunTrust Bank, as documentation Agent, and the other lenders named therein. Schedules and exhibits to this Credit Agreement have not been included herewith, but will be furnished supplementally to the Commission upon request.
*****4.3	Credit Agreement dated as of February 18, 2003 among International Academy of Merchandising & Design (Canada) Ltd., Académie Internationale du Design Inc./International Academy of Design Inc., SoftTrain Institute Inc., Retter Business College Corp., Bank of America, N.A., acting through its Canadian branch, as Canadian Administrative Agent, and the other lenders named therein. Schedules and exhibits to this Credit Agreement have not been included herewith, but will be furnished supplementally to the Commission upon request.
+4.4	Rights Agreement dated as of May 28, 2002 between Career Education Corporation and Computershare Investor Services, LLC which includes as Exhibit A, the Form of Certificate of Designations, as Exhibit B, the Form of Rights Certificate and as Exhibit C, the Summary of Rights to Purchase Preferred Shares.
***10.1	Career Education Corporation 1995 Stock Option Plan, as amended.++++
***10.2	Form of Incentive Stock Option Agreement under the Company's 1995 Stock Option Plan.++++
***10.3	Career Education Corporation 1998 Employee Incentive Compensation Plan.++++

***10.4	Form of Incentive Stock Option Agreement under the Company's 1998 Employee Incentive Compensation Plan.++++
***10.5	Career Education Corporation 1998 Non-Employee Directors' Stock Option Plan.++++
***10.6	Form of Non-Employee Director's Option Agreement under the Company's 1998 Non-Employee Directors' Stock Option Plan.++++
***10.7	Career Education Corporation 1998 Employee Stock Purchase Plan.++++
++10.8	First, Second, Third, Fourth, and Fifth Amendments to Career Education Corporation 1998 Employee Incentive Compensation Plan dated as of July 29, 1998, February 17, 1999, January 24, 2000, April 5, 2002, and May 19, 2003, respectively.++++
+++10.9	Employment Agreement dated as of August 1, 2000, between the Company and John M. Larson.++++
***10.10	Form of Indemnification Agreement for Directors and Executive Officers.++++
***10.11	Form of Management Fee Agreement between the Company and each of its subsidiaries.
***10.12	Form of Tax Sharing Agreement between the Company and each of its subsidiaries.
*10.14	Sixth Amendment to the Career Education Corporation 1998 Employee Incentive Compensation Plan dated as of February 27, 2004.++++
21	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2004.
**	Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 1997.
***	Incorporated herein by reference to our Registration Statement on Form S-1, effective as of January 28, 1998.
****	Incorporated herein by reference to our Current Report on Form 8-K filed on December 20, 2002.
*****	Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.
+	Incorporated herein by reference to our Registration Statement on Form 8-A, effective as of May 28, 2002.
++	Incorporated herein by reference to our Definitive Proxy Statement on Schedule 14A filed April 20, 2004.
+++	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2000.
++++	Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March 2005.

CAREER EDUCATION CORPORATION
By:	/s/ PATRICK K. PESCH Patrick K. Pesch, Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN M. LARSON John M. Larson	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	March 15, 2005
/s/ PATRICK K. PESCH Patrick K. Pesch	Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 15, 2005
/s/ DENNIS H. CHOOKASZIAN Dennis H. Chookaszian	Director	March 15, 2005
/s/ ROBERT E. DOWDELL Robert E. Dowdell	Director	March 15, 2005
/s/ THOMAS B. LALLY Thomas B. Lally	Director	March 15, 2005
/s/ WALLACE O. LAUB Wallace O. Laub	Director	March 15, 2005
/s/ KEITH K. OGATA Keith K. Ogata	Director	March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Career Education Corporation

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Career Education Corporation and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of a material weakness due to inadequate controls and procedures to determine appropriate revenue recognition related to tuition for Culinary and Health Education externships, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Career Education Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. As described in the notes to the Company's 2004 financial statements, it was necessary for the Company to restate previously issued financial statements to correct for errors related to the recognition of tuition revenue with respect to Culinary and Health Education programs with externships. These Culinary and Health Education externships are required to be taken by students at the end of certain academic programs, following the conclusion of in-school instruction, in order to satisfy graduation requirements. The restatement consists of adjustments necessary to reflect the recognition of tuition revenue through the end of the student's externship period, as opposed to the prior practice of recognizing revenue only over the period of in-school academic instruction. Revenue recognition in the financial statements requires procedures and controls to ensure that all of a company's revenue arrangements are analyzed, recorded, and monitored in the context of authoritative accounting guidance such that revenue is recognized in accordance with generally accepted accounting principles. The Company's procedures and controls in this area were considered to be inadequate, and this deficiency was considered to represent a material weakness in internal control over financial reporting. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the financial statements as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004, and this report does not affect our report dated March 15, 2005 on those financial statements.

        In our opinion, management's assessment that Career Education Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Career Education Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

ERNST & YOUNG LLP
Chicago, Illinois
March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Career Education Corporation

        We have audited the accompanying consolidated balance sheets of Career Education Corporation and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the consolidated financial statements, the Company has restated its financial statements as of December 31, 2003 and for each of the two years in the period then ended relating to revenue recognition.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Career Education Corporation and subsidiaries' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

ERNST & YOUNG LLP
Chicago, Illinois
March 15, 2005

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2004	2003
		(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$349,458	$161,235
Receivables—
Students, net of allowance for doubtful accounts of $61,136 as of December 31, 2004 and $47,467 as of December 31, 2003	85,982	103,581
Other	5,378	6,915
Inventories	17,347	11,652
Prepaid expenses	29,649	35,441
Other current assets	5,980	5,464
Deferred income tax assets	18,806	4,639

Total current assets	512,600	328,927

PROPERTY AND EQUIPMENT, net	351,140	263,925
GOODWILL	448,896	441,994
INTANGIBLE ASSETS, net	35,881	36,326
OTHER ASSETS	38,495	54,826

TOTAL ASSETS	$1,387,012	$1,125,998

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,274	$79,822
Accounts payable	38,263	30,627
Accrued expenses—
Payroll and related benefits	38,193	25,671
Income taxes	4,663	14,472
Other	70,520	41,851
Deferred tuition revenue	166,743	139,677

Total current liabilities	320,656	332,120

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	21,591	25,453
Long-term contractual obligations	—	9,679
Deferred income tax liabilities	39,972	18,366
Other	19,962	11,211

Total long-term liabilities	81,525	64,709

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, no shares issued or outstanding at December 31, 2004 and 2003	$—	$—
Common stock, $0.01 par value; 150,000,000 shares authorized; 102,537,406 and 100,194,857 shares issued and outstanding at December 31, 2004 and 2003, respectively	1,025	1,002
Additional paid-in capital	571,192	496,582
Accumulated other comprehensive income	4,396	2,986
Retained earnings	408,218	228,599

Total stockholders' equity	984,831	729,169

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,387,012	$1,125,998

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
REVENUE:
Tuition and registration fees	$1,608,450	$1,078,570	$694,832
Other	120,082	99,417	75,887

Total revenue	1,728,532	1,177,987	770,719

OPERATING EXPENSES:
Educational services and facilities	557,144	413,515	294,375
General and administrative	822,358	535,298	337,987
Depreciation and amortization	57,469	43,908	33,636

Total operating expenses	1,436,971	992,721	665,998

Income from operations	291,561	185,266	104,721
OTHER INCOME (EXPENSE):
Interest income	2,952	1,004	808
Interest expense	(2,802)	(1,845)	(2,094)
Share of affiliate earnings	4,248	3,354	2,348
Miscellaneous income (expense)	(290)	1,334	(599)

Total other income	4,108	3,847	463

Income before provision for income taxes	295,669	189,113	105,184
PROVISION FOR INCOME TAXES	116,050	76,309	43,365

NET INCOME	$179,619	$112,804	$61,819

INCOME PER SHARE:
Basic	$1.77	$1.17	$0.68

Diluted	$1.71	$1.12	$0.65

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	101,629	96,214	90,813

Diluted	105,004	100,522	95,095

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
				Accumulated Other Comprehensive Income (Loss)
	150,000,000 Shares Authorized	$0.01 Par Value	Additional Paid-in Capital		Retained Earnings	Total Stockholders' Equity
BALANCE, December 31, 2001	89,396	$894	$246,189	$(1,288)	$60,610	$306,405
Adjustment to previously reported amounts	—	—	—	—	(6,634)	(6,634)

BALANCE, December 31, 2001 (Restated)	89,396	$894	$246,189	$(1,288)	$53,976	$299,771

Net income (Restated)	—	—	—	—	61,819	61,819
Foreign currency translation, net of taxes	—	—	—	179	—	179

Total comprehensive income (Restated)						61,998
Compensatory options	—	—	52	—	—	52
Issuance of common stock	146	2	2,227	—	—	2,229
Option issued to Le Cordon Bleu Limited	—	—	3,000	—	—	3,000
Options exercised	2,518	24	12,001	—	—	12,025
Tax benefit of options exercised	—	—	14,335	—	—	14,335

BALANCE, December 31, 2002 (Restated)	92,060	$920	$277,804	$(1,109)	$115,795	$393,410

Net income (Restated)	—	—	—	—	112,804	112,804
Foreign currency translation, net of taxes	—	—	—	4,095	—	4,095

Total comprehensive income (Restated)						116,899
Compensatory options	—	—	248	—	—	248
Issuance of common stock	4,544	46	152,052	—	—	152,098
Options exercised	3,591	36	24,581	—	—	24,617
Tax benefit of options exercised	—	—	41,897	—	—	41,897

BALANCE, December 31, 2003 (Restated)	100,195	$1,002	$496,582	$2,986	$228,599	$729,169

Net income	—	—	—	—	179,619	179,619
Foreign currency translation, net of taxes	—	—	—	1,410	—	1,410

Total comprehensive income						181,029
Issuance of common stock	195	2	6,246	—	—	6,248
Options exercised	2,147	21	25,259	—	—	25,280
Tax benefit of options exercised	—	—	43,105	—	—	43,105

BALANCE, December 31, 2004	102,537	$1,025	$571,192	$4,396	$408,218	$984,831

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$179,619	$112,804	$61,819
Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization	57,469	43,908	33,636
Deferred income taxes	7,439	11,489	(383)
Royalty expense related to stock options	474	474	158
Compensation expense related to stock options	—	248	52
Amortization of deferred financing costs	347	269	—
Loss on disposition of property and equipment	602	244	690
Changes in operating assets and liabilities, net of acquisitions—
Receivables, net	20,965	(18,873)	(18,096)
Inventories, prepaid expenses and other current assets	231	(16,356)	(8,937)
Deposits and other non-current assets	3,094	2,745	(38,940)
Accounts payable	7,448	3,786	9,169
Accrued expenses and other liabilities	30,469	(574)	32,256
Tax benefit associated with option exercises	43,105	41,897	14,335
Deferred tuition revenue	24,892	51,226	20,471

Net cash provided by operating activities	376,154	233,287	106,230

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of acquired cash	(17)	(83,484)	(5,762)
Acquisition transaction costs	(26)	(6,680)	(1,291)
Purchases of property and equipment	(142,781)	(100,272)	(60,871)
Proceeds from sale of property and equipment	1,348	25	49
Change in investment in affiliate	(294)	(35)	(212)

Net cash used in investing activities	(141,770)	(190,446)	(68,087)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	31,528	27,894	14,254
Equity and debt financing costs	(4)	(584)	(1,054)
Payments of long-term debt	(499)	(8,802)	(880)
Payments of capital lease obligations	(2,977)	(3,108)	(5,817)
Net proceeds from (payments of) revolving loans under credit agreements	(78,963)	66,009	(51,000)

Net cash provided by (used in) financing activities	(50,915)	81,409	(44,497)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	4,754	3,511	153

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	188,223	127,761	(6,201)
CASH AND CASH EQUIVALENTS, beginning of year	161,235	33,474	39,675

CASH AND CASH EQUIVALENTS, end of year	$349,458	$161,235	$33,474

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003, restated, and 2002, restated

1.     DESCRIPTION OF THE COMPANY

        We are one of the largest providers of private, for-profit, postsecondary education. We have segregated our operations into two distinct operating segments, our Colleges, Schools and Universities ("CSU") segment and our Online Education Group ("OEG") segment. Our CSU segment represents an aggregation of our traditional "brick-and-mortar" campuses through which we provide educational services primarily in a classroom or laboratory setting at 82 campuses located throughout the United States and in France, Canada, the United Kingdom, and the United Arab Emirates. Our OEG segment operates two online educational platforms, American InterContinental University Online and Colorado Technical University Online, that deliver educational services through internet-based courses. Many of our schools enjoy long operating histories, and our schools offer a variety of doctoral degree, master's degree, bachelor's degree, associate degree, and diploma programs in career-oriented disciplines within our core curricula of:

  •
  Business Studies

  •
  Culinary Arts

  •
  Health Education

  •
  Information Technology

  •
  Visual Communication and Design Technologies

2.     CORRECTION OF REVENUE RECOGNITION FOR CULINARY AND HEALTH EDUCATION EXTERNSHIPS

        During 2004, to comply with the specific provisions of Staff Accounting Bulletin No. 104, Revenue Recognition, we corrected our revenue recognition policy with respect to Culinary and Health Education programs with externships. These programs require students to complete externships upon conclusion of in-school instruction in order to satisfy graduation requirements. Previously, we recognized revenue related to these programs with required externships on a straight-line basis over the length of the applicable period of in-school instruction. In accordance with our newly adopted revenue recognition policy, we recognize revenue related to these programs on a straight-line basis over the length of the program, which includes the externship period.

        The change in our revenue recognition policy with respect to Culinary and Health Education programs with externships resulted in a reduction of revenue during 2004 of approximately $11.5 million and a reduction of net income during 2004 of approximately $6.9 million, or $0.07 per diluted share. Additionally, prior period financial statements and the related notes thereto presented herein have been restated to reflect the impact of the change in our revenue recognition policy. The effect of the change on 2003 net income was $6.4 million, or $0.07 per diluted share. 2003 net income per diluted share decreased from $1.19 as previously reported to $1.12 as a result of the restatement. The effect of the change on 2002 net income was $5.7 million, or $0.06 per diluted share. 2002 net income per diluted share decreased from $0.71 as previously reported to $0.65 as a result of the restatement. The change in our revenue recognition policy with respect to Culinary and Health Education programs with externships affected only our CSU segment financial results.

        Refer to Note 20 for a summary of the impact of the restatement on 2004 and 2003 quarterly financial information.

        Our consolidated balance sheets as of December 31, 2003, as previously reported and as restated, are as follows. Our consolidated balance sheet as of December 31, 2004, is presented for comparative purposes.

		December 31, 2003
	December 31, 2004	As Previously Reported	As Previously Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$349,458	$161,235	$161,235
Receivables:
Students, net of allowance for doubtful accounts of $61,136 and $47,467 (as previously reported and as restated) as of December 31, 2004 and 2003	85,982	110,445	103,581
Other	5,378	6,915	6,915
Inventories	17,347	11,652	11,652
Prepaid expenses	29,649	35,441	35,441
Other current assets	5,980	5,464	5,464
Deferred income tax assets	18,806	4,639	4,639

Total current assets	512,600	335,791	328,927

PROPERTY AND EQUIPMENT, net	351,140	263,925	263,925
GOODWILL	448,896	440,709	441,994
INTANGIBLE ASSETS, net	35,881	36,326	36,326
OTHER ASSETS	38,495	42,399	54,826

TOTAL ASSETS	$1,387,012	$1,119,150	$1,125,998

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,274	$79,822	$79,822
Accounts payable	38,263	30,627	30,627
Accrued expenses:
Payroll and related benefits	38,193	25,671	25,671
Income taxes	4,663	14,472	14,472
Other	70,520	42,419	41,851
Deferred tuition revenue	166,743	113,610	139,677

Total current liabilities	320,656	306,621	332,120

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	21,591	25,453	25,453
Long-term contractual obligations	—	9,679	9,679
Deferred income tax liabilities	39,972	18,366	18,366
Other	19,962	11,211	11,211

Total long-term liabilities	81,525	64,709	64,709

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock	—	—	—
Common stock	1,025	1,002	1,002
Additional paid-in capital	571,192	496,582	496,582
Accumulated other comprehensive income	4,396	2,986	2,986
Retained earnings	408,218	247,250	228,599

Total stockholders' equity	984,831	747,820	729,169

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,387,012	$1,119,150	$1,125,998

        Our consolidated statements of income for each of the two years ended December 31, 2003, as previously reported and as restated, are as follows. Our consolidated statement of income for the year ended December 31, 2004, is presented for comparative purposes.

		2003		2002
	2004	As Previously Reported	As Restated	As Previously Reported	As Previously Restated
Revenue:
Tuition and registration fees	$1,608,450	$1,089,192	$1,078,570	$704,172	$694,832
Other	120,082	99,417	99,417	75,887	75,887

Total revenue	1,728,532	1,188,609	1,177,987	780,059	770,719

Operating expenses:
Educational services and facilities	557,144	413,806	413,515	294,539	294,375
General and administration	822,358	535,298	535,298	337,987	337,987
Depreciation and amortization	57,469	43,908	43,908	33,636	33,636

Total operating expenses	1,436,971	993,012	992,721	666,162	665,998

Income from operations	291,561	195,597	185,266	113,897	104,721
Other income (expense):
Interest income	2,952	1,004	1,004	808	808
Interest expense	(2,802)	(1,845)	(1,845)	(2,094)	(2,094)
Share of affiliate earnings	4,248	3,354	3,354	2,348	2,348
Miscellaneous income (expense)	(290)	1,334	1,334	(599)	(599)

Total other income	4,108	3,847	3,847	463	463

Income before provision for income taxes	295,669	199,444	189,113	114,360	105,184
Provision for income taxes	116,050	80,276	76,309	46,888	43,365

Net income	$179,619	$119,168	$112,804	$67,472	$61,819

Basic net income per share	$1.77	$1.24	$1.17	$0.74	$0.68

Diluted net income per share	$1.71	$1.19	$1.12	$0.71	$0.65

Basic weighted average shares outstanding	101,629	96,214	96,214	90,813	90,813

Diluted weighted average shares outstanding	105,004	100,522	100,522	95,095	95,095

3.     CHANGE IN ALLOWANCE FOR DOUBTFUL ACCOUNTS ESTIMATE

        Effective December 31, 2004, we increased our estimate of our allowance for doubtful accounts with respect to student receivables. We periodically evaluate our student receivables balances and establish an allowance for doubtful accounts based on estimates and assumptions, which we review and modify based on emerging information. Using improved analytical tools, we recently analyzed our student receivables collection rates, together with changes in financial aid funding sources, and determined that we should increase our estimate for our allowance for doubtful accounts and also modify our estimation methodology. Among other things, our recent analysis reflected a correlation between student funding sources and the ultimate collectibility of accounts due from our in-school student population. Based on the results of our analysis, we determined that it would be appropriate to utilize an allowance estimation methodology that segments our accounts receivable due from in-school students into groups according to each student's primary funding source, exclusive of Stafford loans and federal and state grants. In addition, we have modified our allowance methodology for out-of-school student accounts to segregate such accounts into two categories of students—those who complete their programs of study and those that do not. For more information concerning our allowance estimation methodology, please see "Summary of Critical Accounting Policies—Allowance for Doubtful Accounts."

        Our revised allowance estimation methodology has been applied to our financial statements as of and for the year ended December 31, 2004. The change in our estimate of our allowance for doubtful accounts resulted in additional bad debt expense recorded in general and administrative expense during the fourth quarter of 2004 of approximately $18.9 million ($11.5 million after taxes, or $0.11 per diluted share).

4.     SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

        The consolidated financial statements include the accounts of CEC and our wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated. The results of operations of all acquired businesses have been consolidated for all periods subsequent to the date of acquisition.

b. Reclassifications

        Certain previously reported amounts have been reclassified to conform with the current period presentation.

c. Management's Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reported period. Significant estimates, among others, include the allowance for doubtful accounts, the allocation of purchase price to the fair value of net assets acquired in connection with business combinations, and valuations of liabilities established at the date of business acquisitions, including restructuring liabilities and certain long-term contractual obligations. Actual results could differ from these estimates.

d. Concentration of Credit Risk

        We extend unsecured credit for tuition to a significant portion of the students who are in enrolled at our campuses or in online programs operated by our subsidiaries.

        Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to tuition receivables. Our institutions calculate and record allowances for doubtful accounts based on a standard allowance estimation methodology developed by corporate financial management. As discussed in "Change in Accounting Estimate," we recently modified our allowance estimation methodology. Our new standard allowance estimation methodology, effective as of December 31, 2004, considers a number of factors that, based on our collections experience, have an impact on our credit risk and the realizability we believe of our student receivables. Among these factors are a student's status (in-school or out-of-school), anticipated funding source (for example, federal loan or grant, state grant, private loan, student cash payments, etc.), whether or not an out-of-school student has completed his or her program of study, and overall collections history. Specifically, our allowance estimation methodology segments our accounts receivable due from in-school students into groups according to each student's primary funding source, exclusive of Stafford loans and federal and state grants. Our allowance methodology for out-of-school student accounts segments such accounts into two categories of students—those who complete their programs of study and those that do not. We apply allowance percentages estimates, which are based upon our historical collections experience, to each in- school student funding source group and out-of-school student category. Out-of-school students include students who have withdrawn from or completed their programs of study. All other students are classified as in-school students. On at least an annual basis, we intend to monitor our collections and write-off experience to assess whether adjustments to our allowance estimates are necessary. In this way, we believe that our allowance estimation methodology will reflect our most recent collections experience and will be responsive to changes in the total mix of student funding sources. Changes in trends in any of the factors that we believe impact the realizability of our student receivables, as noted above, or modifications to our credit standards, collection practices, and other related policies may impact our estimate of our allowance for doubtful accounts and our financial results.

        Our standard allowance estimation methodology is evaluated for propriety by corporate financial management on a periodic basis and modified as necessary. Changes to the design of our standard allowance estimation methodology, including our allowance percentage estimates, may impact our estimate of our allowance for doubtful accounts and our financial results.

        A substantial portion of credit extended to students is repaid through the students' participation in various federally funded financial aid programs under Title IV of the Higher Education Act of 1965, as amended ("Title IV Programs"). The following table summarizes our U.S. institutions' cash receipts from Title IV Programs for the years ended December 31, 2004, 2003, and 2002. The balances and percentages reflected therein were determined based upon each U.S. institution's cash receipts for the twelve-month period ended December 31, pursuant to the regulations of the U.S. Department of Education ("ED") at 34 C.F.R. § 600.5.

	For the Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Total Title IV funding	$919,915	$671,413	$415,104
Total cash receipts	$1,590,479	$1,159,523	$778,615
Total Title IV funding as a percentage of total cash receipts	58%	58%	53%

        Transfers of funds received from Title IV Programs are made in accordance with ED requirements. Changes in ED funding of Title IV Programs could impact our ability to attract students.

e. Fair Value of Financial Instruments

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

f. Revenue Recognition

        Our revenue is derived primarily from academic programs taught to students who attend our schools, both "brick-and-mortar" and online. We generally segregate our revenue into two categories, (1) tuition and registration fees and (2) other revenues.

        Tuition and registration fees represent costs to our students of educational services provided by our schools. We generally bill a student for tuition at the beginning of an academic term, and we recognize the revenue on a straight-line basis over the academic term. The portion of tuition payments received from students but not earned is recorded as deferred revenue and reflected as a current liability in our consolidated balance sheet, as such amount represents revenue that we expect to earn within the next year. If a student withdraws from one of our schools prior to the completion of the academic term, we refund the portion of tuition already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain.

        Other revenue consists of dormitory and cafeteria fees, other dormitory and cafeteria sales, bookstore sales, student laptop computer sales, contract training services, restaurant sales, rental income, and placement service fees. Revenue from dormitory and cafeteria fees is generally billed to a student at the beginning of an academic term and is recognized on a straight-line basis over the term of a student's dormitory and cafeteria use. Other dormitory and cafeteria revenue, as well as student laptop computer sales, bookstore sales, placement revenue, restaurant revenue, rental income, and contract training revenue, is billed and recognized as services are performed or goods are delivered.

        Certain of our schools bill students a single charge that covers tuition and required program materials, such as textbooks and supplies. Such billings, which we treat as a single accounting unit in accordance with EITF Issue 00-21 Revenue Arrangements with Multiple Deliverables, are recognized as tuition and registration fee revenue on a straight-line basis over the applicable academic term.

g. Cash Equivalents

        Cash equivalents include short-term investments with a term to maturity of less than 90 days. The ED requires that we keep unbilled Title IV Program funds that are collected in separate cash accounts until the students are billed for the program portion related to those Title IV Program funds. In addition, all funds transferred to our schools through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of December 31, 2004 and 2003, the balance of such funds held in separate cash accounts is not significant.

h. Inventories

        Inventories, consisting principally of program materials, books, food, and supplies, are stated at the lower of cost, determined on a first-in, first-out basis, or market.

i. Property and Equipment

        Property and equipment are stated at cost. Depreciation and amortization are recognized using the straight-line method over the useful lives of the related assets for financial reporting purposes and an accelerated method for income tax reporting purposes. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the shorter of their estimated useful life or the lease term. Courseware represents the value of acquired curriculum and other tangible academic materials, such as lesson plans and syllabi, used to deliver educational services. Acquired courseware balances are depreciated on a straight-line basis over their useful lives, which are estimated by management based upon, among other things, the expected future utilization period, the nature of the related academic programs, and, as necessary, consultation with independent third parties. Maintenance, repairs, minor renewals, and betterments are expensed; major improvements are capitalized.

j. Goodwill and Indefinite-Lived Intangible Assets

        Goodwill represents the excess of cost over fair market value of identifiable net assets acquired through business purchases. Effective January 1, 2002, pursuant to our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill and indefinite-lived intangible assets are no longer subject to amortization. However, these assets are reviewed for impairment on at least an annual basis by applying a fair-value-based test. In evaluating the recoverability of the carrying value of goodwill and other indefinite-lived intangible assets, we must make assumptions regarding the fair value of our reporting units, as defined under SFAS 142. If our fair value estimates or related assumptions change in the future, we may be required to record impairment charges related to goodwill and other indefinite-lived intangible assets.

k. Long-lived Assets

        On an ongoing basis, we review property and equipment, definite-lived intangible assets, and other long-lived assets for impairment whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. To date, no such events or changes in circumstances have occurred. If such events or changes in circumstances occur, we will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

l. Equity Investment

        We hold a 30% minority interest in the American University in Dubai, United Arab Emirates ("AU Dubai"). Our interest is accounted for using the equity method, and, therefore, the entity's financial statements are not consolidated into our financial statements. Our investment in AU Dubai of approximately $0.8 million and $0.5 million, respectively, as of December 31, 2004 and 2003, is included in other non-current assets in the accompanying consolidated balance sheets, and our share of AU Dubai's 2004, 2003, and 2002 results of operations are included in other income in our consolidated statements of operations for the years ended December 31, 2004, 2003, and 2002.

m. Contingencies

        We accrue for costs associated with certain contingencies, including, but not limited to, settlement of legal proceedings and regulatory compliance matters, when such costs are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change.

n. Income Taxes

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

o. Derivative Financial Instruments

        We use derivative financial instruments principally to manage the risk of interest rate fluctuations and account for our derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities ("SFAS 133"), as amended. All derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of derivative financial instruments are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. Gains or losses on derivative financial instruments reported in other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings in the current period. As of December 31, 2004, the fair value of our derivative financial instruments is not significant to our consolidated financial position.

p. Share-Based Compensation

        We account for share-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("Opinion 25"), and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") related to share-based compensation issued to employees, including stock options and employee share purchase plans. For share-based compensation issued to employees during the years ended December 31, 2004, 2003, and 2002, no compensation is reflected in net income in the accompanying consolidated statements of operations, as they were accounted for under Opinion 25. Had we applied the fair value recognition provisions of SFAS 123 to share-based employee compensation during the years ended December 31, 2004, 2003 (restated), and 2002 (restated), net income and earnings per share would have been as follows:

	For the Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
	(In thousands, except per share amounts)
Net income, as reported	$179,619	$112,804	$61,819
Share-based employee compensation expense determined under fair value method for all awards, net of tax effect	(16,081)	(12,448)	(8,813)

Pro forma net income	$163,538	$100,356	$53,006

Basic earnings per share—
As reported	$1.77	$1.17	$0.68

Pro forma	$1.61	$1.04	$0.58

Diluted earnings per share—
As reported	$1.71	$1.12	$0.65

Pro forma	$1.56	$1.00	$0.56

        The pro forma results of operations summarized above are not likely to be indicative of pro forma results that may be expected in future years because stock options vest over several years, pro forma compensation expense is recognized as the stock options vest, and additional stock option awards may be granted. See Note 15 for assumptions used to value share-based awards granted to employees during the years ended December 31, 2004, 2003, and 2002.

        Costs associated with stock options and warrants issued to non-employees are recorded in accordance with SFAS 123. Such costs were not significant during the years ended December 31, 2004, 2003, and 2002.

q. Foreign Currency Translation

        For the years ended December 31, 2004, 2003, and 2002, revenues and expenses related to foreign-based operations have been translated into U.S dollars, our functional currency, at average exchange rates in effect at the time that the underlying transactions occurred, with translation gains or losses included in net income. The assets and liabilities of these operations have been translated into U.S.

dollars at the year-end exchange rate, with gains and losses resulting from such translation included in accumulated other comprehensive income.

r. Educational Services and Facilities Expense

        Educational services and facilities expense includes costs directly attributable to the educational activity of our campuses, including, among other things, salaries and benefits of faculty, academic administrators, and student support personnel, rents on school leases, distance learning costs, certain costs of establishing and maintaining computer laboratories, costs of student housing, owned and leased facility costs, royalty fees paid to Le Cordon Bleu Limited, and certain student financing costs. Also, included in educational services and facilities expenses are costs of other goods and services provided by our schools, including costs of textbooks, laptop computers, dormitory services, restaurant services, contract training, cafeteria services, rental services, and printroom services. Costs of such goods and services, included in educational services and facilities expense, were approximately $96.3 million, $77.6 million, and $56.7 million for the years ended December 31, 2004, 2003, and 2002, respectively.

s. Recourse Loan Fees

        Costs associated with our recourse loan programs with Sallie Mae and Wachovia Bank ("Wachovia") are classified as educational services and facilities expense within our statement of income, as such costs are directly attributable to the educational activity of our schools and the support of our students.

        The private student loans subject to our purchase agreement with Stillwater National Bank and Trust Company ("Stillwater") are made by Stillwater to students at our schools whose credit scores are less than the minimum credit scores required pursuant to our recourse loan agreements with Sallie Mae and Wachovia. Given the relatively high risk nature of these loans, collection of such loans, which we may be required to repurchase, is less reasonably assured. Therefore, costs recognized in connection with this purchase agreement are recorded as a reduction of related revenues.

t. Advertising Costs

        Advertising costs are expensed as incurred. Advertising costs, which are included in general and administrative expenses, were approximately $199.8 million, $129.0 million, and $82.8 million, respectively, for the years ended December 31, 2004, 2003, and 2002.

u. Income Per Share

        The weighted average number of common shares used in determining basic and diluted income per share for the years ended December 31, 2004, 2003, and 2002, are as follows:

	For the Year Ended December 31,
	2004	2003	2002
	(In thousands)
Basic common shares outstanding	101,629	96,214	90,813
Common stock equivalents	3,375	4,308	4,282

Diluted common shares outstanding	105,004	100,522	95,095

5.     STOCK SPLITS

        During 2003, our Board of Directors approved a two-for-one stock split, affected in the form of a stock dividend. The dividend was paid on August 22, 2003, to shareholders of record on August 5, 2003. All share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect this stock dividend.

6.     RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial information with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS 123, supersedes Opinion 25, and amends Statement of Financial Accounting Standards No. 95 Statement of Cash Flows. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities, (other than those filing as small business issuers), will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123(R), companies must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption alternatives. We are currently evaluating the requirements of SFAS 123(R). The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 4 to our consolidated financial statements. Statement 123(R) also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate the future income tax benefits of stock option exercises, as they depend on, among other things, when employees exercise stock options, operating cash flows recognized during the years ended December 31, 2004, 2003, and 2002 for such excess tax deductions were $43.1 million, $41.9 million, and $14.3 million, respectively.

7.     BUSINESS ACQUISITIONS

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

Missouri College

        On September 3, 2002, we acquired 100% of the issued and outstanding stock of Missouri College, Inc. for approximately $6.1 million in cash with funds obtained under our prior credit agreement. The school, based in St. Louis, Missouri, provides private, for-profit, postsecondary education leading to an associate degree or a diploma in the career-oriented disciplines of health education, information technology, and business studies. We acquired the school primarily because of its potential for market leadership, the economic attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. In addition, the acquisition of Missouri College has provided us with access to an accredited institution in St. Louis, Missouri, a geographic location in which we seek to expand, and an opportunity to broaden our core curricula into the health education field. We have increased the school's enrollments significantly by expanding the school's marketing capabilities and offering more programs.

        The purchase price, including acquisition costs of approximately $0.4 million, of approximately $6.5 million was allocated to the estimated fair value of acquired tangible and intangible assets of approximately $3.3 million and assumed liabilities of approximately $0.9 million as of September 3, 2002. Intangible assets acquired include accreditation, licensing, and Title IV participation rights with at total estimated fair value of approximately $1.2 million and a trade name with an estimated fair value of approximately $0.5 million. Based on our purchase price allocation, goodwill of approximately $4.1 million has been recorded. We do not expect any portion of this goodwill balance to be deductible for tax purposes.

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

The INSEEC Group

        On February 18, 2003, we acquired 100% of the issued and outstanding stock of Formastrat SA and its subsidiaries, also known as the INSEEC Group, for approximately $18.9 million, including assumed debt of $3.2 million, primarily with funds obtained under our U.S. Credit Agreement. We acquired the company primarily because of its potential for market leadership, the economic attractiveness of the educational markets that it serves, and its schools' potential for strong returns on invested capital. The acquisition of the INSEEC Group also has provided us with a platform for additional expansion into the European educational market. We have promoted continued growth of the INSEEC Group since the acquisition date by expanding its marketing channels and adding new programs.

        The purchase price, including acquisition costs of approximately $2.3 million and excluding assumed debt, of approximately $18.0 million was allocated to the estimated fair values of acquired tangible and intangible assets of approximately $21.5 million and assumed liabilities of approximately $15.0 million as of February 18, 2003. Intangible assets acquired include, among others, trade names with a total estimated fair value of approximately $1.8 million. Based on our purchase price allocation, we have recorded goodwill of approximately $11.4. We do not expect any portion of this goodwill balance to be deductible for tax purposes.

        The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of February 18, 2003 (in thousands):

Current assets	$9,585
Property and equipment	9,917
Intangible assets not subject to amortization—
Trade name	1,774
Intangible asset subject to amortization—
Covenant not to compete (5-year useful life)	54
Goodwill	11,385
Other assets	219

Total assets acquired	32,934

Current liabilities	10,582

Total liabilities assumed	14,972

Net assets acquired	$17,962

Whitman Education Group, Inc.

        On July 1, 2003, we acquired 100% of the issued and outstanding stock of Whitman Education Group, Inc. ("Whitman") for approximately $267.8 million in cash and stock. In connection with the acquisition, Whitman shareholders received an aggregate of approximately 4.4 million shares of our common stock (0.276 shares of our common stock for each share of Whitman common stock owned at closing) and approximately $95.4 million in cash ($6.00 for each share of Whitman common stock owned at closing). Whitman was a proprietary provider of career-oriented postsecondary education. Through three wholly-owned subsidiaries, Whitman operated 22 schools in 13 states that offer a range of health education, information technology, and business studies. We acquired Whitman primarily because of its schools' potential for market leadership, the economic attractiveness of the educational markets that it served, and its potential for strong returns on invested capital. Our acquisition of Whitman also has allowed us to enhance our position in the health education field and further expand our presence in the fields of information technology and business studies. We have increased the schools' enrollments since the acquisition date by expanding the schools' marketing capabilities, entering new geographic markets, augmenting program offerings, and expanding Whitman's regionally accredited online learning platform of its Colorado Technical University subsidiary.

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

        The purchase price, including acquisition costs of approximately $4.9 million and excluding the $23.4 million paid to Whitman option holders, of approximately $249.3 million was allocated to the estimated fair value of acquired tangible and intangible assets of approximately $87.7 million and assumed liabilities of approximately $62.9 million as of July 1, 2003. Intangible assets include, among others, accreditation, licensing, and Title IV participation rights with an approximate fair value of $5.0 million and trade names with an approximate fair value of $16.9 million. Based on our purchase price allocation, we recorded goodwill of approximately $224.5. This amount represents an increase in goodwill of approximately $6.7 million from the $217.8 million recorded pursuant to our initial purchase price allocation. The increase is attributable to, among other things, a $4.1 million adjustment recorded during the second quarter of 2004 to increase the carrying amount of the current income tax liability that existed as of the date of acquisition, and a $2.1 million adjustment recorded during the fourth quarter of 2004 to restate the deferred revenue balances that existed as of the date of acquisition as a result of our correction of revenue recognition discussed in Note 2. We do not expect any portion of the goodwill balance to be deductible for income tax purposes.

        The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of July 1, 2003, adjusted (in thousands):

Current assets	$48,952
Property and equipment	14,790
Intangible assets not subject to amortization—
Accreditation, licensing, and Title IV participation rights	5,000
Trade name	16,900
Intangible asset subject to amortization—
Covenant not to compete (2-year useful life)	50
Student contracts (6-month useful life)	900
Goodwill	224,518
Other assets	1,077

Total assets acquired	312,187

Current liabilities	52,933

Total liabilities assumed	62,919

Net assets acquired	$249,268

Pro Forma Results of Operations

        The following unaudited pro forma results of operations (in thousands, except per share amounts) for the years ended December 31, 2003, and 2002, restated, assume that the Whitman business acquisition, described above, occurred at the beginning of 2002, the year preceding the year of the acquisition. The unaudited pro forma results of operations are based on historical results of operations, include adjustments for depreciation, amortization, interest, taxes, and any shares of our common stock issued in connection with the acquisition, and do not necessarily reflect the actual results that would have occurred. Actual results of operations for the year ended December 31, 2004 are shown for comparative purposes.

	For the Year Ended December 31,
	2004 Actual	2003 Pro Forma	2002 Pro Forma
		(Restated)	(Restated)
		(Unaudited)
Revenue	$1,728,532	$1,243,113	$904,954

Net income	$179,619	$120,901	$65,249

Basic income per share	$1.77	$1.23	$0.70

Diluted income per share	$1.71	$1.18	$0.67

Western School of Health and Business Careers

        On August 5, 2003, we acquired certain assets and assumed certain liabilities of Western School of Health and Business Careers ("Western") for approximately $7.7 million primarily with funds borrowed under our U.S. Credit Agreement. Western, based in Pittsburgh, Pennsylvania, provides private, for-profit, postsecondary education leading to an associate degree or a diploma in the career-oriented disciplines of health education and business studies. We acquired Western primarily because of its potential for market leadership, the economic attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. Our acquisition of Western also has expanded our national presence in the health education field. We have increased the school's enrollments by enhancing the school's marketing capabilities and augmenting program offerings.

        The purchase price, including acquired costs of approximately $0.4 million, of approximately $8.1 million was preliminarily allocated to the estimated fair value of acquired tangible and intangible assets of approximately $5.7 million and assumed liabilities of approximately $3.8 million as of August 5, 2003. Intangible assets include, among others, accreditation, licensing, and Title IV participation rights with an approximate fair value of $0.9 million and trade names with an approximate fair value of $2.5 million. Based on our purchase price allocation, we have recorded goodwill of approximately $6.2 million. This amount represents an increase in goodwill of approximately $1.6 million from the $4.6 million recorded pursuant to our initial purchase price allocation. The increase is attributable to, among other things, the recognition during 2004 of an estimated financial aid refund liability of $2.0 million that existed as of the date of acquisition. We expect the goodwill balance to be deductible for income tax purposes.

        The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of August 5, 2003, adjusted (in thousands):

Current assets	$957
Property and equipment	1,444
Intangible assets not subject to amortization—
Accreditation, licensing, and Title IV participation rights	860
Trade name	2,450
Intangible asset subject to amortization—
Covenant not to compete (2-year useful life)	20
Goodwill	6,232

Total assets acquired	11,963

Current liabilities	2,282

Total liabilities assumed	3,848

Net assets acquired	$8,115

8.     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	For the Year Ended December 31,
	2004	2003	2002
	(In thousands)
CASH PAID FOR:
Interest	$2,402	$3,555	$1,679
Taxes	63,082	34,000	10,295

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations for purchases of equipment	$—	$145	$27
Fair value of options issued to Le Cordon Bleu Limited	—	—	3,000
Fair value of shares of our common stock issued to Whitman shareholders	—	148,927	—

ACQUISITION ACTIVITY:
Fair value of assets acquired	$—	$114,002	$623
Fair value of liabilities assumed	—	(72,935)	(1,891)
Goodwill	—	234,700	8,207

Purchase price, including acquisition costs	$—	$275,767	$6,939

9.     PROPERTY AND EQUIPMENT

        The estimated cost basis and useful lives of property and equipment as of December 31, 2004 and 2003, are as follows:

	December 31,
	2004	2003	Life
	(In thousands)
Land	$5,825	$6,231
Buildings and improvements	25,875	26,439	15-35 years
Computer hardware and software	113,019	78,169	3 years
Courseware	46,054	45,743	5-12 years
Classroom equipment and other instructional materials	62,221	45,262	5-10 years
Furniture, fixtures and equipment	47,886	46,370	7 years
Leasehold improvements	229,084	152,473	Life of lease
Vehicles	443	258	5 years

	530,407	400,945
Less—Accumulated depreciation	179,267	137,020

	$351,140	$263,925

        Depreciation expense for the years ended December 31, 2004, 2003, and 2002 was $56.4 million, $42.4 million, and $32.0 million, respectively.

        From time to time, we enter into agreements that commit us to certain minimum capital expenditures. As of December 31, 2004, such commitments are not significant.

10.   GOODWILL AND OTHER INTANGIBLE ASSETS

        Changes in the carrying amount of goodwill during the years ended December 31, 2004 and 2003, are as follows (in thousands):

Goodwill balance as of December 31, 2002	$202,920
Goodwill acquired pursuant to business combinations	236,328
Purchase accounting adjustments	(342)
Effect of foreign currency exchange rate changes	3,088

Goodwill balance as of December 31, 2003	$441,994

Purchase accounting adjustments	5,276
Effect of foreign currency exchange rate changes	1,626

Goodwill balance as of December 31, 2004	$448,896

        Goodwill as of December 31, 2004 and 2003, is reflected net of accumulated amortization of approximately $9.4 million and $9.2 million, respectively. As of December 31, 2004 and 2003, all goodwill relates to our CSU segment. Approximately $54.0 million of our total goodwill balance is expected to be deductible for income tax reporting purposes in future periods.

        As of December 31, 2004 and 2003, the cost basis and weighted average useful lives of intangible assets are as follows:

	December 31,
			Weighted Average Useful Lives
	2004	2003
	(In thousands)
Amortizable intangible assets—
Covenants not-to-compete	$15,250	$15,288	1.7 years
Trade names	1,622	1,602	12.0 years
Licensing agreements	3,000	3,000	4.6 years
Other intangibles	900	522	0.5 years

	20,772	20,412	8.1 years
Less—Accumulated amortization	18,129	17,113

	$2,643	$3,299

Non-amortizable intangible assets
Accreditation, licensing, and Title IV participation rights	$11,128	$11,086
Trade names	22,110	21,941

	$33,238	$33,027

Intangible assets, net	$35,881	$36,326

        As of December 31, 2004, net intangible assets includes accreditation, licensing, and Title IV participation rights of approximately $11.1 million. Such assets, as well as trade names with a value of approximately $22.1 million, are considered to have indefinite useful lives and, in accordance with SFAS 142, are not subject to amortization but rather reviewed for impairment on at least an annual basis by applying a fair-value-based test. As of December 31, 2004, other net intangible assets of $2.6 million, including, among others, covenants not-to-compete of $0.05 million (net of accumulated amortization of $15.2 million), trade names of $1.3 million (net of accumulated amortization of $0.3 million), licensing agreements of $1.3 million (net of accumulated amortization of $1.7 million), are amortized on a straight-line basis over their estimated useful lives, which range from 0.5 years to 12 years. Other net intangible assets also includes student contracts of $0.9 million that are fully amortized.

        Amortization expense was $1.1 million, $1.1 million, and $1.6 million, respectively, during the years ended December 31, 2004, 2003, and 2002. As of December 31, 2004, estimated future amortization expense is as follows (in thousands):

2005	$472
2006	446
2007	427
2008	427
2009	141
2010 and thereafter	730

Total	$2,643

11.   DEBT AND CREDIT AGREEMENTS

        Our outstanding debt balances as of December 31, 2004 and 2003, consist of the following:

	December 31,
	2004	2003
	(In thousands)
Revolving loans under credit agreements	$18,103	$95,735
Equipment under capital leases, secured by related equipment, discounted at a weighted average annual interest rate of 7.70% and 8.20%, respectively, as of December 31, 2004 and 2003	4,683	7,789
Other	1,079	1,751

	23,865	105,275
Less—Current portion	2,274	79,822

	$21,591	$25,453

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

        Our domestic subsidiaries, jointly and severally, have guaranteed repayment of our obligations under the U.S. Credit Agreement. Under the U.S. Credit Agreement, we are limited in our ability to take certain actions, including, among other things, consummating certain acquisitions or mergers, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring other debt in excess of specified amounts, prepaying other debt, and making certain investments. We are also required to satisfy certain financial covenants on a periodic basis, including the maintenance of a maximum consolidated leverage ratio of 2.25:1, a minimum fixed charge coverage ratio of 1.50:1, a minimum level of consolidated net worth, and a minimum annual consolidated ED financial responsibility composite score of 1.50. As of December 31, 2004, we were in compliance with or have obtained waivers for the covenants of our U.S. Credit Agreement.

        As of December 31, 2004, we had outstanding under our U.S. Credit Agreement revolving loans totaling $15.6 million and letters of credit totaling $19.6 million. The availability under our U.S. Credit Agreement as of December 31, 2004, was $164.8 million. Approximately $6.5 million of the total outstanding letters of credit are being used to satisfy certain ED financial responsibility requirements. Average daily revolving credit borrowings during 2004 and 2003, respectively, were approximately $15.7 million and $58.4 million.

        During the first quarter of 2003, we entered into an interest rate swap agreement to effectively fix at 2.88% the variable portion of the rate of interest payable by us on a certain portion of €13.5 million, borrowed during 2003 under our U.S. Credit Agreement to finance our acquisition of the INSEEC Group. Approximately €2.0 million of this borrowing was repaid during the second quarter of 2004. The notional amount of the interest rate swap, originally €12.0 million, decreased to €7.5 million on December 28, 2004, will continue to decrease by €1.5 million every three months through its March 28, 2006, expiration date. The impact of the interest rate swap agreement on our consolidated financial position, results of operations, and cash flows during the year ended December 31, 2004, was not significant.

        As of December 31, 2004 and 2003, the weighted average annual interest rate of borrowings under our U.S. Credit Agreement, including the effect of the interest rate swap agreement discussed above, was 3.71% and 1.71%, respectively.

        On February 18, 2003, our Canadian subsidiaries entered into an unsecured credit agreement ("Canadian Credit Agreement") with a syndicate of financial institutions, represented by, among others, a Canadian administrative agent. Under our Canadian Credit Agreement, our Canadian subsidiaries may borrow up to the U.S. dollar equivalent of 10.0 million in Canadian dollars under a revolving credit facility. Subject to the satisfaction of certain conditions precedent under the Canadian Credit Agreement, we may prepay outstanding loans under the Canadian Credit Agreement at any time and without penalty. The stated maturity of our Canadian Credit Agreement is December 19, 2007.

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

        CEC has guaranteed repayment of our Canadian subsidiaries' obligations under the Canadian Credit Agreement. Under the Canadian Credit Agreement, our Canadian subsidiaries are limited in their ability to take certain actions, including, among other things, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring debt in excess of specified amounts, prepaying other debt, and making certain investments. As of December 31, 2004, our Canadian subsidiaries were in compliance with the covenants of our Canadian Credit Agreement.

        As of December 31, 2004, we had outstanding under our Canadian Credit Agreement revolving loans totaling $2.5 million U.S. The availability under our Canadian Credit Agreement as of December 31, 2004, was $7.5 million U.S. Average daily revolving credit borrowings during 2004 and 2003 were approximately $2.9 million and $3.3 million U.S., respectively. As of December 31, 2004 and 2003, the weighted average annual interest rate of borrowings under our Canadian Credit Agreement was 3.9% and 3.1%, respectively.

        As of December 31, 2004, future annual principal payments of debt are as follows (in thousands):

2005	$2,274
2006	780
2007	18,655
2008	450
2009	347
2010	1,359

Total	$23,865

12.   LEASES

        We rent most of our facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2028. The facility leases require us to make monthly payments covering rent, taxes, insurance, and maintenance costs. Certain of our leases contain escalation clauses, incentives, and renewal options. Renewal options are considered by us in evaluating the overall term of the lease. Rent expense is recognized on a straight-line basis over the term of the lease and rent expense, exclusive of taxes, insurance, and maintenance costs, totaled approximately $118.2 million, $81.7 million, and $56.3 million, respectively, for the years ended December 31, 2004, 2003, and 2002.

        As of December 31, 2004, future minimum lease payments under capital leases and operating leases are as follows (in thousands):

	Capital Leases	Operating Leases	Total
2005	$1,409	$104,838	$106,247
2006	1,030	105,962	106,992
2007	744	102,575	103,319
2008	573	97,155	97,728
2009	444	93,028	93,472
2010 and thereafter	1,554	608,714	610,268

	$5,754	$1,112,272	$1,118,026
Less—Portion representing interest at a weighted average annual rate of 7.70%	1,071

Principal payments	4,683
Less—Current portion	1,223

	$3,460

        The gross cost of assets recorded under capital leases, which are included in property and equipment, totals approximately $5.8 million and $17.3 million as of December 31, 2004 and 2003, respectively. The accumulated depreciation related to these assets is approximately $4.1 million and $14.7 million, respectively, as of December 31, 2004 and 2003. Depreciation expense recognized for assets recorded under capital leases is approximately $0.9 million, $3.7 million, and $2.9 million for the years ended, December 31, 2004, 2003, and 2002, respectively.

        The current portion of capital lease obligations is included under the caption "Current maturities of long-term debt," and the long-term portion of capital lease obligations is included under the caption "Long-term debt, net of current maturities" in our consolidated balance sheets.

13.   COMMITMENTS AND CONTINGENCIES

Long-term Contractual Obligation

        During December 2001, in connection with our acquisition of the Pennsylvania Culinary Institute, we recorded a $5.1 million liability representing our preliminary estimate of the present value of rental payments due, beginning in 2008, under a pre-existing long-term contractual obligation for which we will receive no future benefit. In the fourth quarter of 2002, upon the finalization of our purchase price allocation, we recorded a purchase accounting adjustment of $4.1 million to reflect a change in our estimate of the liability existing as of the December 3, 2001 acquisition date and increased the carrying value of the liability to $9.7 million. In December 2004, we settled the liability for approximately $9.5 million, which resulted in the recognition of a gain of approximately $0.2 million. The liability was paid in December 2004, and no additional obligation exists as of December 31, 2004.

Licensing Agreement

        We have an agreement with Le Cordon Bleu Limited that gives us the exclusive right to use the Le Cordon Bleu trade name in the United States and Canada. Under this agreement, we pay Le Cordon Bleu Limited royalties based on eligible culinary revenues collected from students enrolled in Le Cordon Bleu culinary programs at our schools. Royalty expense during the years ended December 31, 2004, 2003 (restated), and 2002 (restated), was approximately $13.8 million, $10.9 million, and $6.7 million, respectively. The licensing agreement terminates on December 31, 2008, but can be renewed for two successive five-year terms if certain conditions are met.

        Effective August 30, 2002, the agreement was amended to reduce the royalty rate payable on eligible culinary revenues from eight percent to two percent for the period from September 1, 2002, to December 31, 2008. On August 30, 2002, as consideration for the reduction of the royalty rate, we paid Le Cordon Bleu Limited a one-time royalty fee of $40.0 million and issued to Le Cordon Bleu Limited an option to purchase 200,000 shares of our common stock. The option is immediately exercisable at an exercise price per share of $19.60 and expires on August 29, 2012. This one time fee was recorded as a prepaid expense and is amortized to royalty expense on a straight-line basis over the life of the amended agreement. Total amortization of this one-time fee included in the royalty expense totals above were $6.8 million, $6.8 million, and $2.3 million for the years ended December 31, 2004, 2003, and 2002, respectively.

        The fair value of the option of approximately $3.0 million was estimated on the date of the grant based on the Black-Scholes option pricing model. The assumptions used to estimate the value of the option are as follows:

Dividend yield	—
Risk-free interest rate	4.0%
Volatility	50%
Contractual life (in years)	10

        The cash and equity consideration paid to Le Cordon Bleu Limited totaling approximately $43.0 million was recorded as a prepaid asset. The unamortized balance as of December 31, 2004 was approximately $20.4 million, which is principally classified as non-current, and is being amortized to educational services and facilities expense in the accompanying consolidated statement of operations on a straight-line basis over the remaining term of the license agreement.

Recourse Loan Agreements

        We have entered into agreements with Wachovia Bank, Sallie Mae, and Stillwater to provide private recourse loans to qualifying students. Eligibility for each program is based primarily upon the student's credit rating. The type of private loan for which a student is eligible provides additional information for a school to assess a particular student's creditworthiness.

        Under our recourse loan agreement with Sallie Mae, we are required to deposit 20% of all recourse loans funded under the agreement into a Sallie Mae reserve account. The agreement provides for a $40 million recourse loan funding limit. The agreement was effective as of July 1, 2003, and expires after the $40 million recourse loan funding limit has been reached or June 30, 2005, whichever occurs first. Recourse loans funded under this agreement are intended for students whose credit scores are less than the credit score required under Sallie Mae's non-recourse loan program. A student is generally eligible for a Sallie Mae recourse loan if (1) the student demonstrates a specified minimum credit score, (2) any bankruptcy proceeding involving the student has been discharged for at least 18 months, and (3) the student is not in default or delinquent with respect to any prior student loan. Under the terms of the agreement, we are obligated to purchase, with funds that have been deposited into the reserve account referenced above, recourse loans funded under the agreement (1) that have been delinquent for 150 days or (2) upon the bankruptcy, death, or total and permanent disability of the borrower. The amount of our repurchase obligation may not exceed the 20% of loans funded under the agreement and that amount is withheld by Sallie Mae and deposited into the reserve account. Any balance remaining in the reserve account after all recourse loans have been either repaid in full or repurchased by us will be paid to us. The disbursed amount of loans funded as of December 31, 2004, exceeds our original funding limit with Sallie Mae as we are currently in negotiations with Sallie Mae to extend our existing recourse loan agreement. During these ongoing negotiations, Sallie Mae has agreed to continue funding additional recourse loans in excess of the original funding limit under the terms of the agreement. As of December 31, 2004, approximately $44.3 million had been disbursed to our students. Additionally, as of December 31, 2004, we had purchased loans in default with a principal balance, plus accrued interest, of approximately $0.8 million, and, thus, based on the volume of total loans funded through December 31, 2004, we may be required to purchase additional defaulted loans totaling approximately $8.4 million with funds currently deposited in the reserve account.

        Our recourse loan agreement with Wachovia expired in June 2003 and was not renewed. The agreement, which required us to deposit 14%-16% of each loan funded under the agreement into a Wachovia reserve account, contained no provision with respect to the maximum annual or cumulative amount of recourse loans that Wachovia would provide to our qualifying students during the term of the agreement. Recourse loans funded under this agreement were intended for students whose credit scores were less than the credit score required under Wachovia's non-recourse loan program. A student was generally eligible for a recourse loan if the student (1) demonstrated a specified minimum credit score, (2) had not filed for bankruptcy within the preceding four years, and (3) was not in default or delinquent with respect to any prior student loan. Under the terms of the agreement, we were obligated to purchase, with funds that were deposited by us into the reserve account referenced above, recourse loans funded under the agreement that had been in default, as defined, for 90 days. The amount of our repurchase obligation may not exceed the 14%-16% of loans funded under the agreement that was deposited by us into the reserve account. Any balance remaining in the reserve account ninety-six months from the end of the year the loans were disbursed, will be paid to us. During the term of the loan agreement, recourse loans of approximately $70.7 million were funded. As of December 31, 2004, we had purchased loans in default with a principal balance of approximately $10.5 million. As of December 31, 2004, the reserve account had a negligible balance, and, thus, we have no significant obligation to purchase additional loans.

        On December 10, 2003, we entered into an agreement with Stillwater to purchase certain private student loans originated by Stillwater and serviced by Sallie Mae. The private student loans subject to this purchase agreement are made by Stillwater to students at our schools if the student (1) demonstrated a specified minimum credit score, which is less than the minimum credit score required pursuant to our recourse loan agreement with Sallie Mae (2) had not filed for bankruptcy within the preceding four years, and (3) was not in default or delinquent with respect to any prior student loan. Under the terms of the purchase agreement, Stillwater retains 50% of the loan amounts disbursed and deposits this amount into a reserve account. Under the terms of the purchase agreement, Stillwater has an option, but not an obligation, to sell to us these private student loans on a monthly basis. We are required to purchase all private student loans offered for sale by Stillwater for a price equal to the current principal balance plus accrued interest. Upon purchase of private student loans from Stillwater, we receive all funds that were placed into the reserve account with respect to the specific loans purchased. As of December 31, 2004, loans totaling approximately $8.4 million had been funded by Stillwater under the agreement. As of December 31, 2004, we had repurchased private student loans funded under this agreement with a principal balance, plus accrued interest, of approximately $2.9 million, against which an allowance of $1.5 million had been established. Thus, based on the volume of total loans funded through December 31, 2004, we may be required to purchase additional loans of approximately $5.5 million, half of which would be funded with amounts currently deposited in the reserve account.

        Recourse loan funds withheld by the lender or deposited by us pursuant to our recourse loan agreements are recorded as deposits within other long-term assets on our balance sheet. These amounts may ultimately be utilized to purchase recourse loans, in which case recoverability of such amounts would be in question. Therefore, we establish a 100% reserve against recourse funds on deposit through the use of a deposit contra-account. The expense is recognized as the related revenues are earned on a straight-line basis over the course of the instructional term for which the underlying recourse loan was granted.

        Upon purchasing Sallie Mae and Wachovia recourse loans in default, we transfer an amount equivalent to the principal balance of the loans purchased from the deposit account to a long-term recourse loan receivable account and transfer an offsetting amount from the deposit contra-account to the long-term recourse loan receivable contra-account, such that the net book value of the purchased loans is zero.

        Upon purchasing Stillwater recourse loans, 50% of which is financed by deposits held in the reserve account, we record the principal balance of the loans as a long-term recourse loan receivable and transfer the reserve for recourse loans withheld by the lender, totaling 50% of the loan principal balance, from the deposit contra-account to the long-term loan receivable contra-account, such that the net book value of the purchased loans is 50% of the related principal balance. Based on our collections experience, we believe that a 50% reserve is reasonable to provide for amounts pursuant to Stillwater recourse loans that have been purchased or may be purchased and that may be ultimately uncollectible. We continuously evaluate collectibility and will change these estimates in future periods as experience develops. Reserves for uncollectible Stillwater loans are charged to revenue due to the high level of uncollectible amounts expected.

14.   INCOME TAXES

        The provision for income taxes for the years ended December 31, 2004, 2003 (restated), and 2002 (restated), consists of the following:

	For the Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
	(In thousands)
Current provision (credit)—
Federal	$90,648	$54,896	$40,415
State and local	14,923	10,640	4,863
Foreign	3,040	(716)	(1,530)

Total current provision	108,611	64,820	43,748

Deferred provision (credit)—
Federal	7,722	10,284	(457)
State and local	81	1,205	(39)
Foreign	(364)	—	113

Total deferred provision (credit)	7,439	11,489	(383)

Total provision for income taxes	$116,050	$76,309	$43,365

        During 2004, 2003, and 2002, we recognized a tax benefit of approximately $43.1 million, $41.9 million, and $14.3 million, respectively, in connection with stock options exercised during the year that was recorded directly to stockholders' equity.

        A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate is as follows:

	For the Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	2.7	4.2	3.2
Foreign taxes	0.8	(0.2)	0.1
Other	0.8	1.4	2.9

Effective income tax rate	39.3%	40.4%	41.2%

        Components of deferred income tax assets and liabilities as of December 31, 2004 and 2003, are as follows:

	December 31,
	2004	2003
	(In thousands)
Deferred income tax assets:
Tax net operating loss carry forwards	$9,466	$19,685
Covenants not-to-compete	2,500	2,802
Deferred rent obligation	5,758	2,224
Allowance for doubtful accounts	17,342	1,124
Accrued restructuring and severance	154	848
Deferred compensation	1,609	—
Other	7,423	5,488

Total deferred income tax assets	44,252	32,171
Deferred income tax liabilities:
Depreciation and amortization	54,090	39,261
Operating lease	557	964
Other	5,373	1,378

Total deferred income tax liabilities	60,020	41,603

Net deferred income tax liability	(15,768)	(9,432)
Valuation allowance	(5,398)	(4,295)

Net deferred income tax liability	$(21,166)	$(13,727)

        We have acquired certain tax net operating loss carry forwards in connection with our business combinations. As of December 31, 2004, we have federal and state tax net operating loss carry forwards totaling approximately $5.6 million and $3.0 million, respectively, that begin to expire in 2007.

        As of December 31, 2004 and 2003, we have recorded a valuation allowance of $5.4 million and $4.3 million, respectively, to reduce the carrying value of deferred tax assets to the amount that will likely be realized in the future. The valuation allowance relates to the net operating loss carry forwards and deferred tax assets of our Canadian subsidiaries. Such net operating loss carry forwards approximate $10.0 million and $7.8 million as of December 31, 2004 and 2003, respectively, and begin to expire in 2007 through 2010.

15.   SHARE-BASED COMPENSATION

        Under various share-based compensation plans, officers, non-employee members of our Board of Directors and other key employees of the Company may receive grants of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, deferred stock, and other awards. No stock option or appreciation right is exercisable more than ten years after the date of grant. We are authorized to grant up to approximately 22,900,000 shares of common stock under these plans and, as of December 31, 2004 the plans have reserved approximately 8,800,000 shares of common stock for the exercise of options outstanding as of December 31, 2004, and approximately 430,000 additional shares of common stock for future stock option awards under the plans.

        The stock options granted under these plans are to purchase common stock at a price not less than fair market value as of the date of grant. Employee stock options generally become exercisable ratably over a four-year period from the date of grant and expire 10 years after date of grant unless an earlier expiration date is set at time of grant. Non-employee directors' stock options expire 10 years after the date of grant and are exercisable as follows: one-third on the grant date, one-third on the first anniversary of the grant date, and one-third on the second anniversary of the grant date. Both employee stock options and non-employee directors' stock options are subject to possible earlier exercise and termination in certain circumstances.

        Stock option activity under all of our stock option plans is as follows:

	Shares	Exercise Price Range	Weighted Average Exercise Price
Outstanding as of December 31, 2001	11,829,736	0.49-16.99	6.75
Granted	2,766,800	15.24-25.52	21.48
Exercised	(2,518,930)	0.49-15.40	4.78
Cancelled	(321,400)	2.00-22.67	13.90

Outstanding as of December 31, 2002	11,756,206	0.49-25.52	$10.44

Granted	2,057,400	21.00-54.70	30.42
Exercised	(3,590,810)	1.84-25.52	6.86
Cancelled	(220,410)	3.27-38.22	20.47

Outstanding as of December 31, 2003	10,002,386	$1.84-54.70	$15.54

Granted	1,469,875	27.40-68.24	61.78
Exercised	(2,147,133)	2.00-35.73	11.77
Cancelled	(508,435)	2.95-62.56	22.39

Outstanding as of December 31, 2004	8,816,693	$1.84-68.24	$23.71

Stock options exercisable at
December 31, 2002	3,139,934	$0.49-22.67	$6.47

December 31, 2003	3,342,955	$1.84-29.35	$9.88

December 31, 2004	4,458,068	$1.84-62.56	$12.31

        The following table summarizes information about all stock options outstanding as of December 31, 2004:

	Options Outstanding
			Weighted Average Remaining Contractual Life	Options Exercisable
Exercise Price Ranges	Number Outstanding as of December 31, 2004	Weighted Average Exercise Price		Number Exercisable at December 31, 2004	Weighted Average Exercise Price
$ 1.84- 4.66	912,157	$3.45	4.42	878,557	$3.41
$ 6.00-10.23	1,466,050	6.24	5.53	1,430,550	6.15
$12.04-15.57	1,680,500	12.71	6.37	1,004,500	12.72
$16.99-22.33	1,674,925	21.66	7.38	666,525	21.89
$24.60-39.17	1,638,411	30.16	8.41	430,436	29.90
$41.99-68.24	1,444,650	62.10	9.37	47,500	60.02

	8,816,693	$23.71	7.09	4,458,068	$12.31

        During the years ended December 31, 2004, 2003, and 2002, the fair value of each stock option was estimated on the date of grant based on the Black-Scholes option pricing model. The weighted average fair value of the stock options granted during the years ended December 31, 2004, 2003, and 2002, and assumptions used to value the stock options are as follows:

	For the Year Ended December 31,
	2004	2003	2002
Dividend yield	—	—	—
Risk-free interest rate	3.4%	2.8%	3.0%
Volatility	50%	50%	50%
Expected life (in years)	4	4	4
Weighted average fair value of options granted	$26.18	$12.77	$9.03

        Pro forma net income and earnings per share assuming we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation during the years ended December 31, 2004, 2003, and 2002, are disclosed in Note 4.

16.   EMPLOYEE BENEFIT PLANS

        We maintain a defined contribution 401(k) retirement savings and profit sharing plan covering substantially all of our employees in the United States. Under the plan, an eligible employee may elect to defer receipt of a portion of base pay each year. We contribute this amount on the employee's behalf to the plan and also make a matching contribution equal to 100% on the first 2% and 50% on the next 4% of the amount that the employee elected to defer. Participants are 100% vested at all times in the amounts they defer from their base pay. Employees become 100% vested in our matching contributions ratably over five years starting from 30 days after their hire date. During the years ended December 31, 2004, 2003, and 2002 we recorded expense under this plan of $9.1 million, $5.4 million, and $4.0 million, respectively.

        We maintain an employee stock purchase plan that allows substantially all full-time employees to acquire shares of Common Stock through payroll deductions over three month offering periods. The purchase price is equal to 85% of the shares' fair market value on either the first or last day of the offering period, whichever is lower. Purchases are limited to 10% of an employee's salary, up to a maximum of $20,000 per calendar year. We are authorized to grant up to 4,000,000 shares of common stock under the employee stock purchase plan and, as of December 31, 2004, 1,281,852 shares of common stock had been issued under the employee stock purchase plan.

        In January 2001, we established a deferred compensation plan for certain key employees, whereby certain wages earned by plan participants are deferred and placed in a Rabbi Trust. Assets held in trust are invested in marketable securities on behalf of plan participants. We are required to include in our financial statements the net assets of the trust. Assets held in trust are accounted for as trading securities, and, accordingly, changes in the fair value of such assets are recognized as realized investment gains or losses. Changes in the fair value of the deferred compensation obligation are recorded as charges or credits to compensation expense. Contributions to the plan by plan participants during the years ended December 31, 2004, 2003, and 2002, were approximately $1.2 million, $1.2 million, and $0.8 million, respectively. Distributions and net realized gains or losses during the years ended December 31, 2004, 2003, and 2002 were not significant. The fair value of assets held in the Rabbi Trust, included in other non-current assets, and the accompanying deferred compensation obligation, included in other long-term liabilities, were each approximately $4.0 million as of December 31, 2004, and $2.8 million as of December 31, 2003.

17.   SEGMENT REPORTING

        We have two reportable segments: the CSU segment and the OEG segment. Both segments are comprised of for-profit, postsecondary schools that offer a variety of degree and diploma programs. The CSU segment represents an aggregation of our campus-based operating divisions and provides educational services primarily in a classroom or laboratory setting. The OEG segment delivers educational services online through internet-based courses.

        The Company's reportable segments have been determined based on the method by which management evaluates performance and allocates resources. Management, including our chief operating decision maker, evaluates segment performance based on segment profit. This measure of profit includes shares of affiliate earnings, and excludes interest income, interest expense, and any unallocated corporate expenses. Adjustments to reconcile segment results to consolidated results are included in "Corporate and other" which includes unallocated corporate activity and eliminations.

        The accounting policies of each segment are consistent with those described in the summary of significant accounting policies in Note 4. Transactions between segments, which are not significant, are consummated on a basis intended to reflect the market value of the underlying products or services. A majority of corporate expenses have been charged to the segments as part of a general allocation.

        During 2004, we corrected our revenue recognition policy with respect to Culinary and Health Education programs with externships at certain of our CSU campuses. Prior period financial statements and the related notes thereto, including segment financial information, have been restated to reflect the impact of the change in our revenue recognition policy. Refer to Note 2 of the consolidated financial statements for further detail.

        Summary financial information by reportable segment is as follows (in thousands):

	Revenues			Segment Profit
	2004	2003	2002	2004	2003	2002
		(Restated)	(Restated)		(Restated)	(Restated)
CSU	$1,337,068	$1,029,176	$747,193	$175,269	$152,003	$122,023
OEG	391,464	148,811	23,526	158,815	66,659	873

	$1,728,532	$1,177,987	$770,719	334,084	218,662	122,896

Corporate & other				(38,275)	(30,042)	(15,827)
Interest income				2,952	1,004	808
Interest expense				(2,802)	(1,845)	(2,094)
Miscellaneous income (expense)				(290)	1,334	(599)

Earnings before income taxes				$295,669	$189,113	$105,184

	Assets December 31,			Capital Expenditures
	2004	2003	2002	2004	2003	2002
		(Restated)	(Restated)
CSU	$975,262	$891,150	$766,030	$117,294	$85,197	$51,570
OEG	168,687	77,955	4,853	10,765	4,941	3,532
Corporate & other	243,063	156,893	(182,975)	14,722	10,134	5,769

	$1,387,012	$1,125,998	$587,908	$142,781	$100,272	$60,871

	Depreciation and Amortization			Share of Affiliate Earnings
	2004	2003	2002	2004	2003	2002
CSU	$47,963	$37,737	$29,750	$4,248	$3,354	$2,348
OEG	2,616	1,151	371	—	—	—
Corporate & other	6,890	5,020	3,515	—	—	—

	$57,469	$43,908	$33,636	$4,248	$3,354	$2,348

        Our principal operations are located in the United States, and our results of operations and long-lived assets in geographic regions outside of the United States are not significant. During the years ended December 31, 2004, 2003, and 2002, no individual customer accounted for more than 10% of our consolidated revenues.

18.   LITIGATION

        We are a party to the following legal proceedings:

Qui Tam Proceeding

        As previously disclosed by Whitman Education Group prior to being acquired by us on July 1, 2003, several of our subsidiaries have been named as defendants in a lawsuit styled United States ex. rel. Shauntee A. Payne v. Whitman Education Group, Inc. et. al. The action is a qui tam proceeding that was filed under seal by a former employee of one of Whitman's schools on December 3, 2002 in the

Galveston Division of the United States District Court for the Southern District of Texas on behalf of herself and the federal government. A qui tam action is a civil lawsuit brought by one or more individuals (a qui tam "relator") on behalf of the federal government for an alleged submission to the federal government of a false claim for payment. According to court documents, the federal government has notified the court that it has declined to intervene in the action.

        The lawsuit alleges, among other things, violations of the False Claims Act by Whitman in connection with how it compensated its admissions representatives. The action seeks treble the amount of unspecified damages sustained by the federal government, a civil penalty for each violation of the False Claims Act, attorneys' fees, costs, and interest. In July 2003, we and the plaintiff filed a joint motion to stay the proceeding pending the outcome of an unrelated case currently pending in the Fifth Circuit Court of Appeals, which raises similar issues of law. On August 4, 2003, the Galveston District Court Judge assigned to the case granted the motion to stay the proceedings and, on his own motion, transferred the case to the Houston Division of the Southern District of Texas, where it is stayed. The Fifth Circuit recently decided the unrelated case ruling in favor of defendants.

        Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of this matter. An unfavorable outcome could have a material adverse impact on our business, results of operations, and financial condition.

Employment Litigation

        On October 31, 2003, a purported class action complaint captioned Finnigan, et al. v. American InterContinental University Online ("AIU Online") was filed in the Circuit Court of Cook County, Chancery Division by three former Admissions Advisors of AIU Online, Jane Finnigan, Michael Barrett and D'Andre Stinnette. The case is brought on behalf of current and former Admissions Advisors who were purportedly similarly denied overtime pay in 2002 and continuing to the present. Plaintiffs allege that AIU Online violated the Illinois Minimum Wage Law by failing to pay them overtime wages for work they performed. Plaintiffs further allege that AIU Online violated the Illinois Wage Payment and Collection Act by failing to pay for overtime work pursuant to an alleged contract or agreement. Plaintiffs claim lost wages for the class in excess of $800,000, plus punitive damages, attorneys' fees and injunctive relief. We have filed our answer denying the material allegations of this complaint and denying the existence of a class. The parties have concluded the discovery phase of the litigation relating to whether the suit should be allowed to proceed as a "class action" lawsuit or whether claims need to be brought individually. On February 28, 2005, AIU Online filed (1) a motion for summary judgment and supporting memorandum, as to all claims of Plaintiffs Finnigan, Barrett and Stinnette; and (2) a Memorandum in Opposition to Plaintiffs' Motion for Class Certification. Plaintiffs will have an opportunity to file responsive papers prior to a court ruling on these issues.

        Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of this matter. An unfavorable outcome could have a material adverse impact on our business, results of operations, and financial condition.

Securities Litigation

        Between December 9, 2003 and February 5, 2004, six purported class action lawsuits were filed in the United States District Court for the Northern District of Illinois by certain alleged purchasers of our common stock against us and two of our executive officers, John M. Larson and Patrick K. Pesch. The cases purportedly are brought on behalf of all persons who acquired shares of our common stock during a specified class period in 2003. The complaints allege that in violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Act") and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of our business and prospects during the putative class period, causing the respective plaintiffs to purchase our common stock at artificially inflated prices. The plaintiffs further claim that John M. Larson and Patrick K. Pesch are liable under Section 20(a) of the Act. The plaintiffs ask for unspecified amounts in damages, interest, and costs, as well as ancillary relief. Five of these lawsuits were found to be related to the first filed lawsuit, captioned Taubenfeld v. Career Education Corporation et al. (No. 03 CV 8884), and have been reassigned to the same judge. On March 19, 2004, the court ordered these six cases to be consolidated and appointed Thomas Schroeder as lead plaintiff. On April 6, 2004, the court appointed the firm of Goodkind Labaton Rudoff & Sucharow LLP, which represents Mr. Schroeder, as lead counsel. On June 17, 2004, plaintiffs filed a consolidated amended complaint. On July 30, 2004, we filed a motion to dismiss the consolidated complaint filed in these related actions. Plaintiffs filed their response to our motion to dismiss on September 17, 2004. We filed our reply in support of our motion to dismiss on October 8, 2004. On February 11, 2005, our motion to dismiss was granted, without prejudice. The court granted Plaintiffs until April 1, 2005 to file an amended complaint.

        On January 5, 2004, a derivative action captioned McSparran v. John M. Larson, et al. was filed in the United States District Court for the Northern District of Illinois on behalf of our stockholders against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, Nick Fluge, Jacob P. Gruver, and Todd H. Steele, and CEC as a nominal defendant. Each individual defendant in this action is one of our current officers and/or directors. The lawsuit alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and breach of fiduciary duties for insider selling and misappropriation of information, essentially based on allegations of conduct similar to that complained of in the Taubenfeld complaint. The plaintiffs ask for unspecified amounts in damages, interest, and costs, as well as ancillary relief. On October 1, 2004, the Court ordered the McSparran case to be consolidated with the derivative action captioned Ulrich v. John M. Larson et al., which was filed in the United States District Court for the Northern District of Illinois on July 20, 2004 and names the same defendants and asserts the same claims as McSparran. On November 5, 2004, plaintiffs filed an Amended Consolidated Complaint. On December 13, 2004, defendants filed their motion to dismiss. Plaintiffs filed their response to defendants' motion on February 11, 2005. Defendants' reply in support of their motion to dismiss was filed on March 11, 2005, along with a motion for a protective order staying discovery pending resolution of defendants' motion to dismiss.

        On July 2, 2004, a derivative action captioned Xiao-Qiong Huang v. John M. Larson et al., was filed in the Circuit Court of Cook County, Illinois, Chancery Division, on behalf of CEC against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, Nick Fluge, and Jacob P. Gruver, and CEC as a nominal defendant. Each individual defendant is a current officer and/or director of the Company. The lawsuit alleges breach of fiduciary duty and misappropriation of confidential information for personal profit by the individual defendants and seeks contribution and indemnification on behalf of CEC. The individual defendants and CEC have been served with the complaint filed in this matter. On February 17, 2005, plaintiffs filed an amended derivative complaint. Defendants' motion to dismiss the amended complaint is due March 17, 2005.

        On November 10, 2004, a derivative suit captioned Nicholas v. Dowdell, et al. was filed in the Chancery Court of New Castle County, Delaware, on behalf of CEC against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, Nick Fluge, and Jacob P. Gruver, and CEC as a nominal defendant. The complaint alleges breach of fiduciary duty for insider selling and misappropriation of confidential information, breach of directors' duty of good faith, and unjust enrichment and seeks a constructive trust, disgorgement of profits, damages, costs and attorneys' fees. Defendants were served with the complaint on November 29, 2004. On December 20, 2004, defendants filed a motion to dismiss the complaint. On February 15, 2005, defendants filed their brief in support of their motion to dismiss. Plaintiff's response to defendants' motion is due on March 15, 2005, and defendants' reply in support thereof is due on March 29, 2005.

        Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of these matters. An unfavorable outcome could have a material adverse impact on our business, results of operations, and financial condition.

Action Against Former Owners of Western School of Health and Business Careers

        On March 12, 2004, we and WAI, Inc. ("WAI"), our wholly owned subsidiary, filed suit in the United States District Court for the Western District of Pennsylvania, Pittsburgh Division, against the former owners of Western School of Health and Business Careers ("Western"), located in Pittsburgh, Pennsylvania. In the lawsuit, we allege that the former owners of Western made material misrepresentations of fact and breached certain representations and warranties regarding the accreditation of several programs of study being offered by the school and seek full indemnification for all losses, costs, and damages, including attorneys' fees, resulting from the alleged misrepresentation and breaches. On July 12, 2004, we filed a similar complaint in the Court of Common Pleas of Allegheny County, Pennsylvania and subsequently voluntarily dismissed the federal lawsuit. The defendants filed an Answer and New Matter in response to the state court complaint on December 3, 2004. On January 24, 2005, we filed a response to the New Matter, which is a series of factual assertions akin to affirmative defenses. The alleged misrepresentations came to light during a routine change of ownership review undertaken by the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT") subsequent to our acquisition of Western in August 2003. ACCSCT notified us on March 4, 2004 of discrepancies in accreditation documents related to several academic programs, and Western immediately suspended marketing, new enrollments, and disbursement of Title IV Program funds for all affected programs. Western promptly applied for approval of all programs referenced in the lawsuit, and, in June 2004, both ACCSCT and the ED issued approval for the diploma programs. Western then resumed marketing, enrolling new students, and disbursement of Title IV Program aid to students in the diploma programs. On July 12, 2004, ACCSCT approved the degree programs effective upon a demonstration that several stipulations have been addressed. Western addressed these stipulations to the satisfaction of the ACCSCT, and marketing, enrollment of new students, and disbursement of Title IV Program funds to students in the degree programs has since resumed. We are working in close cooperation with ACCSCT and ED officials to resolve any remaining issues in a manner that will be best serve the interest of our students at Western. As a result of this matter, we may be required to reimburse the ED for Title IV Program funds improperly disbursed in relation to the affected programs. The pending lawsuit seeks to recover any such funds from the former owners of Western.

        Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of the matters. An unfavorable outcome could have a material adverse impact on our business, results of operations, and financial condition.

Other Litigation and Investigations

        On January 7, 2004, we received notification from the Midwest Regional Office of the Securities and Exchange Commission ("SEC") that it was conducting an inquiry concerning us and requested that we voluntarily provide certain information. On June 22, 2004, the SEC notified us that it was conducting a formal investigation. On June 23, 2004, we received a subpoena for documents from the SEC. The SEC's investigation is ongoing and we intend to cooperate with the SEC in its investigation.

        The SEC's Division of Corporation Finance is undergoing a review of our Annual Report on Form 10-K for the year ended December 31, 2003 and subsequent quarterly reports in 2004. Among other things, the Division of Corporation Finance has inquired about our accounting for the change in our allowance for doubtful accounts in the fourth quarter of 2004 described above. We believe the accounting for our allowance for doubtful accounts and our financial statements overall are presented fairly in all material respects and in conformity with U.S. generally accepted accounting principles. However, we have not completed the review process with the Division of Corporation Finance and cannot predict the timing or outcome of their review, and there is no assurance that such outcome will not necessitate amendments or restatements of our previously filed periodic reports or financial statements, or of the financial statements included in this report.

        As previously reported, our Board of Directors formed a special committee to conduct an independent investigation of allegations of securities laws violations against us, including allegations relating to our accounting practices and reported statistics relating to starts, student population and placement. At that time, we announced that the special committee had retained the law firm of McDermott, Will & Emery LLP to represent and assist it in its review. Additionally, it was previously reported that, at the special committee's direction, McDermott, Will & Emery retained Navigant Consulting, Inc. to assist in the investigation and provide independent forensic accounting services in connection with the special committee's review of allegations relating to previously reported financial information and related matters. The special committee has informed us that it has substantially completed its investigation and that it has evaluated the preliminary results of that investigation. At the conclusion of its investigation, the special committee intends to make a final report of its findings, and any proposed recommendations, to our Board of Directors.

        As a result of our inquiry to the Justice Department, we were advised that the Department is conducting an investigation concerning us. We made our inquiry to the Justice Department following published reports of an investigation. We were not provided with any information on the focus of the investigation.

        On July 19, 2004, an amended complaint captioned Outten, et al v. Career Education Corporation et al., was filed in the Superior Court of the State of California, County of Los Angeles, against us and American InterContinental University ("AIU"). We have answered the amended complaint, denying all material allegations therein, and have raised various affirmative defenses. On October 6, 2004, plaintiffs filed a second amended complaint which added individuals who are current and former employees of AIU. The second amended complaint alleges that AIU violated the California Unfair Competition Law, the California Consumer Legal Remedies Act, the California Education Code, and engaged in common law consumer fraud by allegedly misleading potential students regarding AIU's placement, retention, and matriculation rates, engaging in financial aid improprieties, and engaging in admission improprieties. The suit appears to have been brought on behalf of all current and prior attendees of AIU residing in California. The plaintiffs, on behalf of the putative class, purport to seek unspecified damages, interest, and costs, as well as injunctive relief. On March 10, 2005, we filed an answer to the amended complaint as well as a cross-complaint.

        On October 13, 2004, a class action complaint captioned Viles v. Ultrasound Technical Services, Inc, et al., was filed in Boward County, Florida against us and one of our subsidiaries, Ultrasound Technical Services, Inc., currently known as Sanford Brown Institute ("UDS"). We were served with the complaint filed in this matter on January 12, 2005. The class action is brought on behalf of all persons who attended UDS' Diagnostic Medical Sonography Program or Cardiovascular Technology Program in the State of Florida at any time during the period of October 12, 2000 to the present. The complaint alleges that UDS violated the Florida Trade and Deceptive Practices Act by misrepresenting placement rates, potential salaries and accreditation, falsifying clinical training records, failing to properly supervise students, failing to provide competent faculty and proper equipment, and by admitting more students than UDS had room to properly educate. Our response to the complaint is due on April 7, 2005.

        On February 4, 2005, a class action complaint captioned Nilsen v. Career Education Corporation et al. was filed in the Superior Court of the State of California, County of Santa Barbara, against us and one of our subsidiaries, and Brooks Institute of Photography ("Brooks"). The complaint appears to have been brought on behalf of all individuals who attended Brooks from February 4, 2001 to the present. The complaint alleges that Brooks violated the California Education Code, Consumer Legal Remedies Act and California Unfair Competition Law by allegedly misleading potential students regarding Brooks' placement rates, and by engaging in false and misleading advertising. The plaintiffs seek injunctive relief, disgorgement of profits, punitive damages, interest, attorneys' fees and costs. Defendants are not yet required to respond to the complaint.

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

19.   REGULATORY

        Our U.S. schools are subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act ("HEA") and the regulations promulgated thereunder by the U.S. Department of Education ("ED") subject our U.S. schools to significant regulatory scrutiny on the basis of numerous standards that schools must satisfy in order to participate in the various federal student financial assistance programs under Title IV of the HEA ("Title IV Programs").

        To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by the relevant agencies of the state in which it is located, accredited by an accrediting agency recognized by the ED and certified as eligible by the ED. The ED will certify an institution to participate in the Title IV Programs only after the institution has demonstrated compliance with the HEA and the ED's extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance with these requirements to the ED on an ongoing basis.

        Political and budgetary concerns significantly affect the Title IV Programs. The U.S. Congress must reauthorize the HEA approximately every six years. The most recent reauthorization took place in October 1998. The next reauthorization is expected to be completed in 2005.

        A significant component of the U.S. Congress' initiative to reduce abuse of the Title IV Programs has been the imposition of limitations on institutions whose former students default on the repayment of their Federally guaranteed or funded student loans above specific rates (cohort default rates). An institution whose cohort default rates under the Federal Family Education Loan ("FFEL") program equal or exceed 25% for three consecutive years will no longer be eligible to participate in those programs or the Federal Pell Grant ("Pell") program. An institution whose cohort default rate under those programs for any federal fiscal year exceeds 40% will no longer be eligible to participate in the FFEL program for the remainder of the federal fiscal year in which the ED determines that the institution has lost its eligibility and for the two subsequent federal fiscal years.

        All institutions participating in the Title IV Programs must satisfy specific standards of financial responsibility. Based on the institution's annual audited financial statements, the ED evaluates institutions for compliance with these standards each year and following a change of ownership of the institution. It has been the ED's practice to measure financial responsibility on the basis of the financial statements of both our individual institutions and CEC on a consolidated basis.

        For purposes of measuring financial responsibility, the ED calculates the institution's composite score based on its (i) equity ratio, which measures the institution's capital resources, ability to borrow and financial viability, (ii) primary reserve ratio, which measures the institution's ability to support current operations from expendable resources, and (iii) net income ratio, which measures the institution's ability to operate at a profit. An institution that does not meet the ED's minimum composite score may demonstrate its financial responsibility by posting a letter of credit in favor of the ED in an amount equal to at least 50% of the Title IV Program funds received by the institution during its prior fiscal year or posting such letter of credit in an amount equal to at least 10% of the Title IV Program funds received by the institution during its prior fiscal year and accepting other conditions of its participation in the Title IV Programs.

        The ED also assesses the administrative capability of each institution that participates in the Title IV Programs. In addition, each institution is required to apply to the ED for continued certification to participate in the Title IV Programs at least every six years, or when it undergoes a change of control.

        When we acquire an institution that is eligible to participate in the Title IV Programs, that institution undergoes a change of ownership resulting in a change of control ("change of control"), as defined by the ED. Upon a change of control, an institution's eligibility to participate in the Title IV Programs is subject to review, and the institution could lose its eligibility unless it can reestablish its state authorization and accreditation and satisfy the other requirements to be recertified by the ED as an eligible institution under our ownership. If an institution is recertified following a change of control, it will be recertified on a provisional basis. The ED has the authority, under certain circumstances, to provisionally and temporarily certify an institution following a change of control while the ED reviews the institution's application. The ED has provided such temporary certification to each institution we have acquired since January 1999 within periods of time ranging from 10 to 60 days after the date of the acquisition. Each of the U.S. institutions we have acquired has undergone a certification review under our ownership and has been certified to participate in the Title IV Programs.

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

        The following is an update on recent accreditation and regulatory actions at certain of our institutions.

        Le Cordon Bleu College of Culinary Arts Atlanta ("LCB Atlanta").    In a letter dated March 11, 2005, LCB Atlanta was directed by the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT") to show cause why its accreditation should not be withdrawn on the basis of LCB Atlanta's untimely filing of a Program Advisory Committee Report requested by ACCSCT. Specifically, LCB Atlanta failed to submit the required Report prior to ACCSCT's February 2005 Commission meeting. LCB Atlanta subsequently provided the Program Advisory Committee Report on February 3, 2005, which submission was acknowledged by ACCSCT in its March 11, 2005 letter. ACCSCT will consider LCB Atlanta's response to the show-cause directive, including the previously requested Program Advisory Committee Report, at the May 2005 Commission meeting.

        American InterContinental University ("AIU").    As we previously reported, the Commission on Colleges of the Southern Associations of Colleges and Schools ("SACS") placed AIU on Warning status in June 2004. In December 2002, AIU's accreditation was reaffirmed for the normal 10-year period, through 2012. In the course of the accreditation process, SACS requested that AIU provide additional information on several compliance matters, with the expectation that those matters be addressed within a two-year timeframe. In placing AIU on Warning status, SACS advised AIU that it had satisfactorily addressed a majority of those matters. AIU was requested to satisfy the remaining compliance matters by December 2004, the end of the two-year period. As requested by SACS, AIU submitted its report to SACS in September 2004, and, on December 10, 2004, SACS provided written notification that AIU was removed from Warning status.

        In addition, SACS deferred consideration of substantive changes and authorized a SACS special committee to visit the institution. The SACS special committee has been asked to visit AIU within the next 12 months and evaluate the institution regarding certain of the SACS Principles of Accreditation. SACS is also requesting a Follow-up Report in September 2007 relating to institutional effectiveness.

        To expand its presence in the Texas market, American InterContinental University submitted substantive change applications to open additional campuses in San Antonio and Dallas in early 2004. The applications were approved by the Division of Universities and Health-Related Institutions of the Texas Higher Education Coordinating Board but approval by SACS was deferred by SACS until its December 2004 meeting. During its December 2004 meeting, SACS again deferred the applications until December 2005, pending the outcome of the SACS special committee visit scheduled for 2005.

        Brooks College.    As we previously reported, the Accrediting Commission for Community and Junior Colleges of the Western Association of Schools and Colleges ("ACCJC") has advised Brooks College that, following its re-accreditation review, Brooks was placed on Probation in June 2004. As requested by ACCJC, Brooks College provided ACCJC with a progress report in October 2004 to address certain matters. ACCJC recently conducted a follow-up visit to Brooks College, and, at its January 2005 meeting, ACCJC continued the Probation status for Brooks College. We regard the issues raised by ACCJC as serious and are working closely with Brooks College to ensure that the ACCJC concerns are fully resolved. Brooks College is an entirely separate and distinct institution from Brooks Institute of Photography. Although both schools are owned by us, they are separate entities with separate management and curricula and are separately licensed and accredited. This matter affects both of Brooks College's campuses, located in Long Beach and Sunnyvale, California.

        Western School of Health and Business Careers ("Western").    As we previously reported, on March 4, 2004, Western received notice from ACCSCT that letters relied upon by us in our August 2003 acquisition of Western to document ACCSCT approval of certain of Western's programs were not authentic. As a result, ACCSCT issued a Show Cause order directing Western to explain the inauthentic letters, and indicating that Western needed to secure approval of the affected diploma and degree programs. Western subsequently applied for approval of all of the affected programs, and ACCSCT, in early June 2004, issued approval for the diploma programs. On July 12, 2004, ACCSCT approved the degree programs contingent upon Western's satisfaction of several stipulations. Western has satisfied these stipulations to the satisfaction of ACCSCT, and ACCSCT has approved the degree programs effective as of August 24, 2004. Western has resumed marketing, new enrollments, and disbursement of Title IV aid to students in the diploma and degree programs. Western was removed from Show Cause by ACCSCT in December, 2004. For information regarding a related lawsuit filed by us against the former owners of Western, see Item 3 "Legal Proceedings-Action Against Former Owners of Western School of Health and Business Careers" in this Annual Report on Form 10-K.

        Sanford-Brown Institute, White Plains, New York ("SBI").    The Accrediting Bureau of Health Education Schools ("ABHES") conducted an unannounced visit to SBI in February 2004 following our acquisition of the campus. A follow-up focus visit was made in March 2004. Because of the issues raised during the February and March visits, and SBI's plan to relocate to new facilities in July 2004, ABHES conducted an additional site visit to SBI in September 2004. In October 2004, ABHES notified SBI that as a result of concerns identified during the September site visit, SBI was directed to Show Cause as to why its current grant of accreditation should not be withdrawn. In November 2004, SBI submitted a timely response to the Show Cause directive and appeared before ABHES in December 2004 to address any questions. SBI continues to be on Show Cause with ABHES. This matter also affects SBI's branch campus located in Springfield, Massachusetts. We expect SBI to fully resolve all issues to the satisfaction of ABHES.

        Gibbs College-Livingston and Katharine Gibbs School-Piscataway.    The Gibbs College-Livingston and Katharine Gibbs School-Piscataway campuses have been a candidate for regional accreditation with the Middle States Commission on Higher Education since November 2003. The campuses are required to show cause at a site visit by Middle States in April 2005 as to why their regional accreditation candidacy should continue. Since the regional accreditor is not the campuses' primary accreditor, the only effect of the show cause is to determine whether or not the two campuses will be allowed to continue to pursue initial regional accreditation with Middle States.

        We cannot predict the outcome of these accreditation actions, and such unfavorable outcomes could have a material adverse effect on our business, results of operations, and financial condition. We have evaluated these matters in connection with our ongoing evaluation of indefinite-lived intangible assets for impairment.

20.   QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

As Previously Reported

2004 Quarters	First	Second	Third
	(In thousands, except per share data)
Revenue	$402,776	$409,368	$438,507
Income from operations	68,966	65,465	71,755
Net income	41,759	39,713	42,965
Net income per share:
Basic	$0.42	$0.39	$0.42
Diluted	0.40	0.38	0.41
2003 Quarters	First	Second	Third	Fourth
	(In thousands, except per share data)
Revenue	$245,543	$256,074	$315,696	$371,296
Income from operations	30,055	32,506	45,279	87,757
Net income	19,226	19,605	26,921	53,416
Net income per share:
Basic	$0.21	$0.21	$0.27	$0.53
Diluted	0.20	0.20	0.26	0.51

As Restated

2004 Quarters	First	Second	Third	Fourth
	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)
Revenue	$397,365	$404,062	$436,034	$491,071
Income from operations	63,671	60,293	69,372	98,225
Net income	38,594	36,623	41,541	62,861
Net income per share:
Basic	$0.38	$0.36	$0.41	$0.61
Diluted	0.37	0.35	0.40	0.60
2003 Quarters	First	Second	Third	Fourth
	(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)
Revenue	$242,204	$253,666	$313,662	$368,455
Income from operations	26,804	30,174	43,321	84,967
Net income	17,224	18,168	25,715	51,697
Net income per share:
Basic	$0.19	$0.19	$0.26	$0.52
Diluted	0.18	0.19	0.25	0.50

        During 2004, to comply with the specific provisions of Staff Accounting Bulletin No. 104, Revenue Recognition, we corrected our revenue recognition policy with respect to Culinary and Health Education programs with externships. These programs require students to complete externships upon conclusion of in-school instruction in order to satisfy graduation requirements. Previously, we recognized revenue related to these programs with required externships on a straight-line basis over the length of the applicable period of in-school instruction. In accordance with our newly adopted revenue recognition policy, we recognize revenue related to these programs on a straight-line basis over the length of the program, which includes the externship period.

        Additionally, prior period annual and interim financial statements have been restated to reflect the impact of the change to correct our revenue recognition policy.

        Effective December 31, 2004, we increased our estimate of our allowance for doubtful accounts with respect to student receivables. The change in our estimate of our allowance for doubtful accounts resulted in additional bad debt expense during the fourth quarter of 2004 of approximately $18.9 million ($11.3 million after taxes or $0.11 per diluted share).

21.   VALUATION AND QUALIFYING ACCOUNTS

	2004 Activity
	Balance 12/31/03	Charges to Expenses(1)	Acquired Balances	Amounts Written-off	Balance 12/31/04
	(In Thousands)
Student receivable allowance	$47,467	$105,676	$—	$(92,007)	$61,136
Deferred tax valuation allowance	4,295	1,103	—	—	5,398
	2003 Activity
	Balance 12/31/02	Charges to Expenses	Acquired Balances	Amounts Written-off	Balance 12/31/03
	(In Thousands)
Student receivable allowance	$23,598	$53,554	$9,433	$(39,118)	$47,467
Deferred tax valuation allowance	5,758	—	—	(1,463)	4,295
	2002 Activity
	Balance 12/31/01	Charges to Expenses	Acquired Balances	Amounts Written-off	Balance 12/31/02
	(In Thousands)
Student receivable allowance	$15,273	$29,051	$(112)	$(20,614)	$23,598
Deferred tax valuation allowance	2,228	3,530	—	—	5,758

(1)
2004 charges to expense for our student receivable allowance includes an $18.9 million non-cash charge for our change in accounting estimate. See Note 3 of the consolidated financial statements for further detail.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
PART II
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CAREER EDUCATION CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004, 2003, restated, and 2002, restated