Form 10-Q
period 2005-03-31
CAREER EDUCATION CORP
filed 2005-05-10
CIK 1046568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2005

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

As of May 6, 2005, 102,718,680 shares of the registrant’s Common Stock, par value $0.01, were outstanding.

CAREER EDUCATION CORPORATION
QUARTER ENDED MARCH 31, 2005
INDEX

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2005	December 31, 2004	March 31, 2004
			(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$432,268	$349,458	$158,716
Receivables:
Students, net of allowance for doubtful accounts of $50,880, $61,136, and $45,462 as of March 31, 2005, December 31, 2004, and March 31, 2004, respectively	69,233	85,982	91,829
Other, net	5,552	5,378	9,609
Inventories	19,181	17,347	13,505
Prepaid expenses	30,942	29,649	39,907
Other current assets	3,079	5,980	4,187
Deferred income tax assets	18,806	18,806	4,639
Total current assets	579,061	512,600	322,329
PROPERTY AND EQUIPMENT, net	358,486	351,140	271,225
GOODWILL	444,623	448,896	441,598
INTANGIBLE ASSETS, net	35,683	35,881	36,157
OTHER ASSETS	36,116	38,495	43,382
TOTAL ASSETS	$1,453,969	$1,387,012	$1,114,754
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$2,053	$2,274	$4,877
Accounts payable	27,262	38,263	25,635
Accrued expenses:
Payroll and related benefits	32,964	38,193	25,533
Income taxes	20,764	4,663	16,541
Other	74,815	70,520	54,963
Deferred tuition revenue	172,492	166,743	149,253
Total current liabilities	330,350	320,656	276,802
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	18,970	21,591	24,042
Long-term contractual obligation	—	—	9,679
Deferred income tax liabilities	39,938	39,972	18,366
Other	22,544	19,962	12,472
Total long-term liabilities	81,452	81,525	64,559
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding as of March 31, 2005, December 31, 2004, and March 31, 2005	—	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 102,664,770, 102,537,406, and 100,434,290 shares issued and outstanding as of March 31, 2005, December 31, 2004, and March 31, 2004, respectively	1,027	1,025	1,004
Additional paid-in capital	574,131	571,192	503,069
Accumulated other comprehensive income	2,869	4,396	2,127
Retained earnings	464,140	408,218	267,193
Total stockholders’ equity	1,042,167	984,831	773,393
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,453,969	$1,387,012	$1,114,754

The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
		(Restated)
REVENUE:
Tuition and registration fees	$484,881	$366,903
Other	25,555	30,462
Total revenue	510,436	397,365
OPERATING EXPENSES:
Educational services and facilities	156,348	128,137
General and administrative	237,990	192,790
Depreciation and amortization	17,201	12,767
Total operating expenses	411,539	333,694
Income from operations	98,897	63,671
OTHER INCOME (EXPENSE):
Interest income	1,707	352
Interest expense	(436)	(829)
Share of affiliate earnings	1,826	1,405
Miscellaneous income (expense)	(558)	(5)
Total other income	2,539	923
Income before provision for income taxes	101,436	64,594
PROVISION FOR INCOME TAXES	39,814	26,000
Income from continuing operations	61,622	38,594
DISCONTINUED OPERATIONS
Loss from discontinued operations	(5,700)	—
NET INCOME	$55,922	$38,594
NET INCOME PER SHARE—BASIC:
Income from continuing operations	$0.60	$0.38
Loss from discontinued operations	(0.05)	—
Net income	$0.55	$0.38
NET INCOME PER SHARE—DILUTED:
Income from continuing operations	$0.59	$0.37
Loss from discontinued operations	(0.06)	—
Net income	$0.53	$0.37
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	102,590	100,283
Diluted	105,195	104,519

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2005	2004
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,922	$38,594
Adjustments to reconcile net income to income from continuing operations:
Loss from discontinued operations	5,700	—
Income from continuing operations	61,622	38,594
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	17,201	12,767
Royalty expense related to stock options	118	118
Compensation expense related to stock options	—	13
Amortization of deferred financing costs	73	85
Loss on disposition of property and equipment	430	—
Changes in operating assets and liabilities Tax benefit associated with stock option exercises	626	3,083
Other	31,725	35,579
Net cash provided by operating activities	111,795	90,239
CASH FLOWS FROM INVESTING ACTIVITIES:
Business dispositions/acquisitions, net of cash	(908)	35
Acquisition transaction costs	—	(32)
Purchases of property and equipment	(25,537)	(19,759)
Change in investment in affiliate	(612)	(202)
Net cash used in investing activities	(27,057)	(19,958)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	2,314	3,390
Net payments of revolving loans	(1,630)	(75,000)
Payments of capital lease obligations and other long-term debt	(708)	(859)
Net cash used in financing activities	(24)	(72,469)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,904)	(331)
NET INCREASE IN CASH AND CASH EQUIVALENTS	82,810	(2,519)
CASH AND CASH EQUIVALENTS, beginning of period	349,458	161,235
CASH AND CASH EQUIVALENTS, end of period	$432,268	$158,716

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. The condensed consolidated balance sheet as of December 31, 2004, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. For additional information, refer to the consolidated financial statements and notes to consolidated financial statements as of and for the year ended December 31, 2004, included in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2005.

The unaudited condensed consolidated financial statements presented herein include the accounts of Career Education Corporation and our wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated. The results of operations of all acquired businesses have been consolidated for all periods subsequent to the date of acquisition.

Certain previously reported amounts have been reclassified to conform to the current period presentation. In addition, there are certain differences between the unaudited quarterly financial statements included herein and the unaudited quarterly financial results set forth in our press release, dated May 2, 2005, which was attached as an exhibit to a Form 8-K, filed with the SEC on May 2, 2005. Specifically due to a reclassification, tuition and registration fee revenue and educational services and facilities expense both decreased by $1.9 million. As a result of these differences, the unaudited financial results contained in our Form 8-K should not be relied upon.

2.   CORRECTION OF REVENUE RECOGNITION FOR CULINARY AND HEALTH EDUCATION EXTERNSHIPS

During 2004, to comply with the specific provisions of Staff Accounting Bulletin No. 104, Revenue Recognition, we corrected our revenue recognition policy with respect to Culinary and Health Education programs with externships. These programs require students to complete externships upon conclusion of in-school instruction in order to satisfy graduation requirements. Previously, we recognized revenue related to these programs on a straight-line basis over the length of the applicable period of in-school instruction. In accordance with our newly adopted revenue recognition policy, we recognize revenue related to these programs on a straight-line basis over the length of the program, which includes the externship period.

Prior period financial statements and the related notes thereto presented herein have been restated to reflect the impact of the change in our revenue recognition policy. The effect of the change on first quarter 2004 revenue and provision for income taxes was a decrease of $5.4 million and $2.1 million, respectively. The effect of the change on first quarter 2004 net income was a decrease of $3.2 million, or $0.03 per diluted share. First quarter 2004 net income per diluted share decreased from $0.40, as previously reported, to $0.37 as a result of the restatement. For additional information, refer to Note 2 “Correction of Revenue Recognition for Culinary and Health Education Externships” of our notes to consolidated financial statements as of and for the year ended December 31, 2004, included in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 16, 2005.

3.   DISCONTINUED OPERATIONS

Sale of International Academy of Design and Technology Montreal

During the first quarter of 2005, our management began to pursue the divestiture of the International Academy of Design and Technology Montreal (“IADT Montreal”), which had begun teach-out activities in January 2005. On March 16, 2005, we sold our ownership interest in IADT Montreal to a third-party buyer. As a result of that transaction, we recorded a loss of $5.1 million, which represented the difference between the net proceeds received and the book value of the net assets sold. The total loss includes an approximate $2.9 million charge related to the write-off of goodwill attributable to IADT Montreal.

Completion of International Academy of Design and Technology Ottawa Teach-Out

During the first quarter of 2005, we completed all teach-out activities at the International Academy of Design and Technology Ottawa (“IADT Ottawa”). As a result, we recorded a charge of approximately $0.6 million related to the write-off of goodwill attributable to IADT Ottawa.

Revenue and income from operations of our discontinued operations were not significant to our overall consolidated results for the three months ended March 31, 2005 and 2004.

4.   RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) will provide investors and other users of financial information with more complete and comparable financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”), and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows (“SFAS 95”). SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities, other than those filing as small business issuers, will be required to apply SFAS 123(R) as of the first annual reporting period of the registrant’s fiscal year beginning on or after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition of compensation cost related to share-based payment transactions. Under SFAS 123(R), companies must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption alternatives.

We are currently evaluating the requirements of SFAS 123(R). The impact of our adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 8 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Statement 123(R) also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Operating cash flows recognized during the three months ended March 31, 2005 and 2004, for such excess tax deductions were $0.6 million and $3.1 million, respectively. We cannot reasonably estimate the future income tax benefits of stock option exercises, as they depend on, among other things, when employees exercise stock options.

5.   CREDIT AGREEMENTS

As of March 31, 2005, we have outstanding under our $200.0 million U.S. Credit Agreement revolving loans totaling $14.9 million and letters of credit totaling $19.6 million. The availability under our U.S. Credit Agreement as of March 31, 2005, is $165.5 million.

As of March 31, 2005, we have outstanding under our $10.0 million (USD) Canadian Credit Agreement revolving loans totaling $0.8 million (USD). The availability under the Canadian Credit Agreement as of March 31, 2005, is $9.2 million (USD).

6.   RECOURSE LOAN AGREEMENTS

We have entered into agreements with Wachovia Bank (“Wachovia”), Sallie Mae, and Stillwater National Bank and Trust Company (“Stillwater”) to provide private recourse loans to qualifying students. Eligibility for each program is based primarily upon the student’s credit rating. The type of private loan for which a student is eligible provides additional information for a school to assess a particular student’s creditworthiness. For additional information concerning our recourse loan agreements, see Note 13 “Commitments and Contingencies” of our notes to consolidated financial statements as of and for the year ended December 31, 2004, included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Under our recourse loan agreement with Sallie Mae, as of March 31, 2005, approximately $56.4 million has been disbursed to our students. Additionally, as of March 31, 2005, we have purchased loans in default with a principal balance, plus accrued interest, of approximately $1.6 million, and, thus, based on the volume of total loans funded through March 31, 2005, we may be required to purchase additional defaulted loans totaling approximately $9.8 million with funds currently deposited in a reserve account.

Our recourse loan agreement with Wachovia expired in June 2003 and was not renewed. As of March 31, 2005, we have purchased loans in default with a principal balance of approximately $10.5 million. As of March 31, 2005, the reserve account has a zero balance, and, thus, we have no obligation to purchase additional loans.

Under our recourse loan agreement with Stillwater, as of March 31, 2005, loans totaling approximately $11.6 million have been funded by Stillwater. As of March 31, 2005, we have repurchased private student loans funded under this agreement with a principal balance, plus accrued interest, of approximately $5.5 million, against which an allowance of $3.2 million had been established. Thus, based on the volume of total loans funded through March 31, 2005, we may be required to purchase additional loans of approximately $6.1 million, half of which would be funded with amounts currently deposited in a reserve account.

The private student loans subject to our purchase agreement with Stillwater are made by Stillwater to students at our schools whose credit scores are less than the minimum credit scores required pursuant to our recourse loan agreement with Sallie Mae. Given the relatively high risk nature of these loans, collection of such loans, which we may be required to repurchase, is less reasonably assured. Therefore, costs recognized in connection with this purchase agreement, which totaled $1.9 million for the three months ended March 31, 2005, have been recorded as a reduction of related revenues.

7.   LITIGATION

Developments have occurred with respect to the following legal proceedings to which we are a party.

Qui Tam Proceeding

As previously disclosed by Whitman Education Group prior to being acquired by us on July 1, 2003, several of our subsidiaries have been named as defendants in a lawsuit styled United States ex. rel. Shauntee A. Payne v. Whitman Education Group, Inc. et. al. The action is a qui tam proceeding that was filed under seal by a former employee of one of Whitman’s schools on December 3, 2002, in the Galveston Division of the United States District Court for the Southern District of Texas on behalf of herself and the federal government. A qui tam action is a civil lawsuit brought by one or more individuals (a qui tam “relator”) on behalf of the federal government for an alleged submission to the federal government of a false claim for payment. According to court documents, the federal government has notified the court that it has declined to intervene in the action.

The lawsuit alleges, among other things, violations of the False Claims Act by Whitman in connection with how it compensated its admissions representatives. The action seeks treble the amount of unspecified damages sustained by the federal government, a civil penalty for each violation of the False Claims Act, attorneys’ fees, costs, and interest. In July 2003, we and the plaintiff filed a joint motion to stay the proceeding pending the outcome of an unrelated case currently pending in the Fifth Circuit Court of Appeals, which raises similar issues of law. On August 4, 2003, the Galveston District Court Judge assigned to the case granted the motion to stay the proceedings and, on his own motion, transferred the case to the Houston Division of the Southern District of Texas, where it is stayed. The Fifth Circuit recently decided the unrelated case ruling in favor of defendants, and, on April 18, 2005, the United States Supreme Court denied the plaintiffs’ petition for writ of certiorari in this unrelated case.

Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of this matter. An unfavorable outcome could have a material adverse impact on our business, results of operations, and financial condition.

Employment Litigation

On October 31, 2003, a purported class action complaint captioned Finnigan, et al. v. American InterContinental University Online (“AIU Online”) was filed in the Circuit Court of Cook County, Chancery Division by three former Admissions Advisors of AIU Online, Jane Finnigan, Michael Barrett, and D’Andre Stinnette. The case is brought on behalf of current and former Admissions Advisors who were purportedly similarly denied overtime pay in 2002 and continuing to the present. Plaintiffs allege that AIU Online violated the Illinois Minimum Wage Law by failing to pay them overtime wages for work they performed. Plaintiffs further allege that AIU Online violated the Illinois Wage Payment and Collection Act by failing to pay for overtime work pursuant to an alleged contract or agreement. Plaintiffs claim lost wages for the class in excess of $800,000, plus punitive damages, attorneys’ fees, and injunctive relief. We have filed an answer denying the material allegations of this complaint and denying the existence of a class. The parties have concluded the discovery phase of the litigation relating to whether the suit should be allowed to proceed as a “class action” lawsuit or whether claims need to be brought individually. On February 28, 2005, AIU Online filed (1) a motion for summary judgment and supporting memorandum, as to all claims of Plaintiffs Finnigan, Barrett and Stinnette; and (2) a Memorandum in Opposition to Plaintiffs’ Motion for Class Certification. On April 22, 2005, Plaintiffs filed an opposition to the motion for summary judgment and a reply in support of its motion for class certification. AIU Online will have the opportunity to file a reply brief in support of its motion for summary judgment prior to a court ruling on its motion.

Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of this matter. An unfavorable outcome could have a material adverse impact on our business, results of operations, and financial condition.

Securities Litigation

Between December 9, 2003 and February 5, 2004, six purported class action lawsuits were filed in the United States District Court for the Northern District of Illinois by certain alleged purchasers of our common stock against us and two of our executive officers, John M. Larson and Patrick K. Pesch. The cases purportedly are brought on behalf of all persons who acquired shares of our common stock during a specified class period in 2003. The complaints allege that in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated thereunder by the SEC, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of our business and prospects during the putative class period, causing the respective plaintiffs to purchase our common stock at artificially inflated prices. The plaintiffs further claim that John M. Larson and Patrick K. Pesch are liable under Section 20(a) of the Act. The plaintiffs ask for unspecified amounts in damages, interest, and costs, as well as ancillary relief. Five of these lawsuits were found to be related to the first filed lawsuit, captioned Taubenfeld v. Career Education Corporation et al. (No. 03 CV 8884), and have been reassigned to the same judge. On March 19, 2004, the court ordered these six cases to be consolidated and appointed Thomas Schroeder as lead plaintiff. On April 6, 2004, the court appointed the firm of Goodkind Labaton Rudoff & Sucharow LLP, which represents Mr. Schroeder, as lead counsel. On June 17, 2004, plaintiffs filed a consolidated amended complaint. On July 30, 2004, we filed a motion to dismiss the consolidated complaint filed in these related actions. Plaintiffs filed their response to our motion to dismiss on September 17, 2004. We filed our reply in support of our motion to dismiss on October 8, 2004. On February 11, 2005, our motion to dismiss was granted, without prejudice. On April 1, 2005, plaintiffs filed a second amended complaint. Our motion to dismiss the amended complaint is due May 20, 2005. Plaintiffs’ response brief is due July 8, 2005, and our reply brief is due August 8, 2005. In addition, the court has ordered the caption to be changed to In re Career Education Corporation Securities Litigation.

On January 5, 2004, a derivative action captioned McSparran v. John M. Larson, et al. was filed in the United States District Court for the Northern District of Illinois on behalf of our stockholders against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, Nick Fluge, Jacob P. Gruver, and Todd H. Steele, and CEC as a nominal defendant. Each individual defendant in this action is one of our current officers and/or directors. The lawsuit alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and breach of fiduciary duties for insider selling and misappropriation of information, essentially based on allegations of conduct similar to that complained of in the Taubenfeld complaint. The plaintiffs ask for unspecified amounts in damages, interest, and costs, as well as ancillary relief. On October 1, 2004, the court ordered the McSparran case to be consolidated with the derivative action captioned Ulrich v. John M. Larson et al., which was filed in the United States District Court for the Northern District of Illinois on July 20, 2004, and names the same defendants and asserts the same claims as McSparran. On November 5, 2004, plaintiffs filed an Amended Consolidated Complaint. On December 13, 2004, defendants filed their motion to dismiss. Plaintiffs filed their response to defendants’ motion on February 11, 2005. Defendants’ reply in support of their motion to dismiss was filed on March 11, 2005, along with a motion for a protective order staying discovery pending resolution of defendants’ motion to dismiss. On March 18, 2005, plaintiffs filed a motion to compel the production of certain documents, which the court denied on March 24, 2005. A status hearing in this matter is set on June 29, 2005.

On July 2, 2004, a derivative action captioned Xiao-Qiong Huang v. John M. Larson et al., was filed in the Circuit Court of Cook County, Illinois, Chancery Division, on behalf of CEC against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, Nick Fluge, and Jacob P. Gruver, and CEC as a nominal defendant. Each of the individual defendants is one of our current officers and/or directors. The lawsuit alleges breach of fiduciary duty and misappropriation of confidential information for personal profit by the individual defendants and seeks contribution and indemnification on behalf of CEC. The individual defendants and CEC have been served with the complaint filed in this matter. On February 17, 2005, plaintiffs filed an amended derivative complaint. Defendants’ motion to dismiss the amended complaint was filed on April 4, 2005. Plaintiffs’ response is due May 20, 2005, and our reply is due June 20, 2005.

On November 10, 2004, a derivative suit captioned Nicholas v. Dowdell, et al. was filed in the Chancery Court of New Castle County, Delaware, on behalf of CEC against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, Nick Fluge, and Jacob P. Gruver, and CEC as a nominal defendant. The complaint alleges breach of fiduciary duty for insider selling and misappropriation of confidential information, breach of directors’ duty of good faith, and unjust enrichment and seeks a constructive trust, disgorgement of profits, damages, costs, and attorneys’ fees. Defendants were served with the complaint on November 29, 2004. On December 20, 2004, defendants filed a motion to dismiss the complaint. On February 15, 2005, defendants filed their brief in support of their motion to dismiss. On March 17, 2005, the court granted the parties’ joint motion to stay the action pending final resolution of the McSparran action described above.

Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of these matters. An unfavorable outcome could have a material adverse impact on our business, results of operations, and financial condition.

Action Against Former Owners of Western School of Health and Business Careers

On March 12, 2004, we and WAI, Inc. (“WAI”), our wholly-owned subsidiary, filed suit in the United States District Court for the Western District of Pennsylvania, Pittsburgh Division, against the former owners of Western School of Health and Business Careers (“Western”), located in Pittsburgh, Pennsylvania. In the lawsuit, we allege that the former owners of Western made material misrepresentations of fact and breached certain representations and warranties regarding the accreditation of several programs of study offered by the school and seek full indemnification for all losses, costs, and damages, including attorneys’ fees, resulting from the alleged misrepresentation and breaches. On July 12, 2004, we filed a similar complaint in the Court of Common Pleas of Allegheny County, Pennsylvania, and subsequently voluntarily dismissed the federal lawsuit. The defendants filed an Answer and New Matter in response to the state court complaint on December 3, 2004. On January 24, 2005, we filed a response to the New Matter, which is a series of factual assertions akin to affirmative defenses. The parties are engaged in discovery. The alleged misrepresentations came to light during a routine change of ownership review undertaken by the Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”) subsequent to our acquisition of Western in August 2003. ACCSCT notified us on March 4, 2004, of discrepancies in accreditation documents related to several academic programs, and Western immediately suspended marketing, new enrollments, and disbursement of funds issued under federal programs authorized by Title IV of the Higher Education Act of 1965, as amended, (“Title IV” funds), for all affected programs. Western promptly applied for approval of all programs referenced in the lawsuit, and, in June 2004, both ACCSCT and the U.S. Department of Education (“ED”) issued approval for the diploma programs. Western then resumed marketing, enrolling new students, and disbursement of Title IV Program aid to students in the diploma programs. On July 12, 2004, ACCSCT approved the degree programs effective upon a demonstration that several stipulations have been addressed. Western addressed these stipulations to the satisfaction of the ACCSCT, and marketing, enrollment of new students, and disbursing of Title IV Program funds to students in the degree programs has since resumed.

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

Other Litigation and Investigations

On January 7, 2004, we received notification from the Midwest Regional Office of the SEC that it was conducting an inquiry concerning us and requested that we voluntarily provide certain information. On June 22, 2004, the SEC notified us that it was conducting a formal investigation. On June 23, 2004, we received a subpoena for documents from the SEC. The SEC’s investigation is ongoing, and we intend to cooperate with, and respond to requests from, the SEC during the course of the investigation.

As discussed in Note 18 “Litigation” of our notes to consolidated financial statements as of and for the year ended December 31, 2004, included in our Annual Report on Form 10-K for the year ended December 31, 2004, as of December 31, 2004, the SEC’s Division of Corporation Finance was undergoing a review of our Annual Report on Form 10-K for the year ended December 31, 2003 and subsequent quarterly reports in 2004. Among other things, the Division of Corporation Finance had inquired about our accounting for the change in our allowance for doubtful accounts in the fourth quarter of 2004 described in Note 3 “Change in Allowance for Doubtful Accounts Estimate” of our notes to consolidated financial statements as of and for the year ended December 31, 2004, included in our Annual Report filed on Form 10-K for the year ended December 31, 2004. In April 2005, the SEC’s Division of Corporation Finance informed us that it had completed its review and did not, at the time, have further comments.

As previously reported, our Board of Directors formed a special committee to conduct an independent investigation of allegations of securities laws violations against us. These allegations were asserted in the class action lawsuit captioned In re Career Education Corporation Securities Litigation (formerly known as Taubenfeld vs. CEC). The special committee retained the law firm of McDermott, Will & Emery LLP, which in turn retained the forensic accounting firm Navigant Consulting, Inc., to assist in the investigation. Among other things, the investigation reviewed the allegations related to our accounting practices and reported statistics relating to starts, student population, and placement.

In its investigation, the special committee did not find support for the claims that CEC or its senior management engaged in the securities laws violations alleged in the class action lawsuit. The special committee did find wrongful conduct by individual employees of CEC, but specifically found that the wrongful activity was not directed or orchestrated by our senior management. The special committee also found that when wrongdoing was discovered by CEC, the events were investigated, and remedial action was taken. We have undertaken a number of steps to improve our internal controls in both the finance and compliance areas, including the further development and expansion of our compliance structure. The special committee recommended additional improvements relating to our financial, compliance, and other controls. Our Board of Directors and senior management are continuing to evaluate the results and recommendations of the special committee. Our Board of Directors has requested that the special committee and its counsel remain in place to conduct further investigations, as appropriate.

As a result of our inquiry to the Justice Department, in September, 2004, we were advised that the Justice Department is conducting an investigation concerning us. We made our inquiry to the Justice Department following published reports of an investigation. We were not provided with any information on the focus of the investigation.

On July 19, 2004, an amended complaint captioned Outten, et al v. Career Education Corporation et al., was filed in the Superior Court of the State of California, County of Los Angeles, against us and

American InterContinental University (“AIU”). We have answered the amended complaint, denying all material allegations therein, and have raised various affirmative defenses. On October 6, 2004, plaintiffs filed a second amended complaint, which added individuals who are current and former employees of AIU. The second amended complaint alleges that AIU violated the California Unfair Competition Law, the California Consumer Legal Remedies Act, and the California Education Code and engaged in common law consumer fraud by allegedly misleading potential students regarding AIU’s placement, retention, and matriculation rates, engaging in financial aid improprieties, and engaging in admission improprieties. The suit appears to have been brought on behalf of all current and prior attendees of AIU residing in California. The plaintiffs, on behalf of the putative class, purport to seek unspecified damages, interest, and costs, as well as injunctive relief. On March 10, 2005, we filed an answer to the amended complaint as well as a cross-complaint. The parties are engaged in discovery.

On October 13, 2004, a class action complaint captioned Viles v. Ultrasound Technical Services, Inc, et al. was filed in Broward County, Florida against us and one of our subsidiaries, Ultrasound Technical Services, Inc., currently known as Sanford Brown Institute (“UDS”). We were served with the complaint filed in this matter on January 12, 2005. The class action is brought on behalf of all persons who attended UDS’ Diagnostic Medical Sonography Program or Cardiovascular Technology Program in the State of Florida at any time during the period of October 12, 2000, to the present. The complaint alleges that UDS violated the Florida Trade and Deceptive Practices Act by misrepresenting placement rates, potential salaries, and accreditation, falsifying clinical training records, failing to properly supervise students, failing to provide competent faculty and proper equipment, and admitting more students than UDS had room to properly educate. On April 7, 2005, defendants filed motions to compel arbitration and transfer venue to Miami-Dade County. The parties have agreed to transfer venue to Miami-Dade County.

On February 4, 2005, a class action complaint captioned Nilsen v. Career Education Corporation, et al. was filed in the Superior Court of the State of California, County of Santa Barbara, against us and one of our subsidiaries, Brooks Institute of Photography (“Brooks”). The complaint appears to have been brought on behalf of all individuals who attended Brooks from February 4, 2001, to the present. The complaint alleges that Brooks violated the California Education Code, Consumer Legal Remedies Act, and California Unfair Competition Law by allegedly misleading potential students regarding Brooks’ placement rates and by engaging in false and misleading advertising. The plaintiffs seek injunctive relief, disgorgement profits, punitive damages, interest, and attorneys’ fees and costs. On April 11, 2005, we filed a demurrer to all causes of action in the complaint. The parties are in the process of briefing the demurrer.

On March 21, 2005, a class action complaint captioned Thurston v. Brooks College, et al. was filed in the Superior Court for the State of California, County of Los Angeles, against one of our subsidiaries, Brooks College (“Brooks College”). The complaint appears to have been brought on the behalf of all current and former attendees of Brooks College. The complaint alleges that Brooks College violated the California Business and Professionals Code and Consumer Legal Remedies Act by allegedly misleading potential students regarding Brooks College’s admission criteria, transferability of credits, and retention and placement statistics and by engaging in false and misleading advertising. Plaintiffs seek injunctive relief, compensatory, punitive and exemplary damages, attorneys’ fees, and other relief the court deems appropriate. Brooks College was served with the complaint in this matter on our about April 1, 2005, and its response to the complaint is due on or about May 17, 2005.

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

8.   SHARE-BASED COMPENSATION

We account for share-based employee compensation in accordance with Opinion 25 and have adopted the disclosure-only provisions of SFAS 123 related to share-based compensation issued to employees, including stock options and employee share purchase plans. For share-based compensation issued to employees during the three months ended March 31, 2005 and 2004, no compensation is reflected in net income in the accompanying consolidated statements of operations, as share-based awards were accounted for under Opinion 25. Had we applied the fair value recognition provisions of SFAS 123 to share-based employee compensation during the three months ended March 31, 2005 and 2004, net income and earnings per share would have been as follows:

	For the Three Months Ended March 31,
	2005	2004
		(Restated)
	(In thousands, except per share amounts)
Net income, as reported	$55,922	$38,594
Total stock-based employee compensation expense determined under fair value method for all awards, net of tax effect	(3,455)	(3,226)
Pro forma net income	$52,467	$35,368
Basic earnings per share—
As reported	$0.55	$0.38
Pro forma	$0.51	$0.35
Diluted earnings per share—
As reported	$0.53	$0.37
Pro forma	$0.50	$0.34

During the three months ended March 31, 2005 and 2004, the fair value of each stock option was estimated on the date of grant based on the Black-Scholes option pricing model. The weighted average fair value of the stock options granted during the three months ended March 31, 2005 and 2004, and assumptions used to value the stock options are as follows:

	For the Three Months Ended March 31,
	2005	2004
Dividend yield	—	—
Risk-free interest rate	3.8%	2.5%
Volatility	50%	50%
Expected life (in years)	4	4
Weighted average fair value of options granted	$17.09	$20.43

The pro forma results of operations summarized above are not likely to be indicative of pro forma results that may be expected in future periods because stock options vest over several years, pro forma compensation expense is recognized as the stock options vest, and additional stock option awards may be granted.

Costs associated with stock options and warrants issued to non-employees are recorded in accordance with SFAS 123. Such costs were not significant during the three months ended March 31, 2005 and 2004.

9.   COMPREHENSIVE INCOME

Comprehensive income, which includes net income, foreign currency translation adjustments, and unrealized gains and losses on marketable securities, for the three months ended March 31, 2005 and 2004, was as follows:

	For the Three Months Ended March 31,
	2005	2004
		(Restated)
	(In thousands)
Net income	$55,922	$38,594
Other comprehensive income (loss)
Foreign currency translation adjustment	(1,527)	(1,062)
Unrealized gain on marketable Securities	—	203
Comprehensive income	$54,395	$37,735

10.   WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted income per share for the three months ended March 31, 2005 and 2004, were as follows:

	For the Three Months Ended March 31,
	2005	2004
	(In thousands)
Basic common shares outstanding	102,590	100,283
Common stock equivalents	2,605	4,236
Diluted common shares outstanding	105,195	104,519

11.   SEGMENT REPORTING

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

Our reportable segments have been determined based on the method by which management evaluates performance and allocates resources. Management, including our chief operating decision maker, evaluates segment performance based on segment profit. This measure of profit includes shares of affiliate earnings for the CSU segment, which was $1.8 million and $1.4 million for the three months ended March 31, 2005 and 2004, respectively, and excludes interest income, interest expense, miscellaneous income and expense and any unallocated corporate expenses. Adjustments to reconcile segment results to consolidated results are included in “Corporate and other,” which includes unallocated corporate activity and eliminations.

The accounting policies of each of our reportable segments are consistent with those described in the summary of significant accounting policies in Note 4 of our consolidated financial statements as of and for the year ended December 31, 2004, included in our Annual Report on Form 10-K for the year ended December 31, 2004. Transactions between segments, which are not significant, are consummated on a basis intended to reflect the market value of the underlying products or services. A majority of corporate expenses have been charged to the segments as part of a general allocation.

Summary financial information by reportable segment is as follows:

	Three Months Ended March 31,
	2005	2004
		(Restated)
	(In thousands)
Revenue:
CSU	$353,166	$321,599
OEG	157,270	75,766
Total revenue	$510,436	$397,365
Segment Profit:
CSU	$50,090	$41,790
OEG	68,639	35,544
	118,729	77,334
Reconciling items:
Corporate expenses and other, net	(18,006)	(12,258)
Interest income	1,707	352
Interest expense	(436)	(829)
Miscellaneous income (expense)	(558)	(5)
Total income before provision for income taxes	$101,436	$64,594
Depreciation and Amortization:
CSU	$13,754	$10,987
OEG	1,145	505
Corporate & other	2,302	1,275
Total depreciation and amortization	$17,201	$12,767

	As of March 31,
	2005	2004
		(Restated)
Total Assets:
CSU	$680,343	$763,670
OEG	234,214	132,349
Corporate & other	539,412	218,735
Total assets	$1,453,969	$1,114,754

Our principal operations are located in the United States, and our results of operations and long-lived assets in geographic regions outside of the United States are not significant. During the three months ended March 31, 2005 and 2004, no individual customer accounted for more than 10% of our consolidated revenues.

12.   STUDENT RECEIVABLES VALUATION ALLOWANCE

Changes in our student receivables allowance during the three months ended March 31, 2005 and 2004, are as follows:

	Balance, Beginning of Period	Charges to Expense	Amounts Written- off	Balance, End of Period
	(in thousands)
For the three months ended March 31, 2005	$61,136	17,496	(27,752)	$50,880
For the three months ended March 31, 2004	$47,467	19,857	(21,862)	$45,462

13.   REGULATORY

Developments have occurred with respect to the following regulatory actions at certain of our institutions. Our regulatory actions are discussed in further detail in Note 19 of our notes to consolidated financial statements as of and for the year ended December 31, 2004, included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Le Cordon Bleu College of Culinary Arts Atlanta (“LCB Atlanta”).   In a letter dated March 11, 2005, LCB Atlanta was directed by the Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”) to show cause why its accreditation should not be withdrawn on the basis of LCB Atlanta’s untimely filing of a Program Advisory Committee Report requested by ACCSCT. Specifically, LCB Atlanta failed to submit the required Report prior to ACCSCT’s February 2005 Commission meeting. LCB Atlanta subsequently provided the Program Advisory Committee Report on February 3, 2005, which submission was acknowledged by ACCSCT in its March 11, 2005 letter. LCB Atlanta submitted an additional response to ACCSCT on April 12, 2005. ACCSCT considered LCB Atlanta’s responses to the show-cause directive, including the previously requested Program Advisory Committee Report, at its May 2005 Commission meeting, and a decision from the Commission is pending.

American InterContinental University (“AIU”).   As we previously reported, the Commission on Colleges of the Southern Associations of Colleges and Schools (“SACS”) placed AIU on Warning status in June 2004. In December 2002, AIU’s accreditation was reaffirmed for the normal 10-year period, through 2012. In the course of the accreditation process, SACS requested that AIU provide additional information on several compliance matters, with the expectation that those matters be addressed within a two-year timeframe. In placing AIU on Warning status, SACS advised AIU that it had satisfactorily addressed a majority of those matters. AIU was requested to satisfy the remaining compliance matters by December 2004, the end of the two-year period. As requested by SACS, AIU submitted its report to SACS in September 2004, and, on December 10, 2004, SACS provided written notification that AIU was removed from Warning status.

In addition, SACS deferred consideration of substantive changes and authorized a SACS special committee to visit the institution. The SACS special committee has been asked to visit AIU within the next 12 months and evaluate the institution regarding certain of the SACS Principles of Accreditation. SACS is also requesting a Follow-up Report in September 2007 relating to AIU’s institutional effectiveness.

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

Brooks College.   As we previously reported, the Accrediting Commission for Community and Junior Colleges of the Western Association of Schools and Colleges (“ACCJC”) has advised Brooks College that, following its re-accreditation review, Brooks College was placed on Probation in June 2004. As requested by ACCJC, Brooks College provided ACCJC with a progress report in October 2004 to address certain matters. ACCJC conducted a follow-up visit to Brooks College, and, at its January 2005 meeting, ACCJC continued the Probation status for Brooks College. Subsequently, ACCJC conducted a scheduled follow-up visit to Brooks College in April 2005, and a formal report is pending. ACCJC is expected to review our Probation status at its June 2005 meeting. We regard the issues raised by ACCJC as serious and are working closely with Brooks College to ensure that the ACCJC concerns are fully resolved. Brooks College is an entirely separate and distinct institution from Brooks Institute of Photography. Although both schools are owned by us, they are separate entities with separate management and curricula and are separately licensed and accredited. This matter affects both of Brooks College’s campuses, located in Long Beach and Sunnyvale, California.

Sanford-Brown Institute, White Plains, New York (“SBI”).   The Accrediting Bureau of Health Education Schools (“ABHES”) conducted an unannounced visit to SBI in February 2004 following our acquisition of the campus. A follow-up focus visit was made in March 2004. Because of the issues raised during the February and March visits, and SBI’s plan to relocate to new facilities in July 2004, ABHES conducted an additional site visit to SBI in September 2004. In October 2004, ABHES notified SBI that, as a result of concerns identified during the September site visit, SBI was directed to Show Cause as to why its current grant of accreditation should not be withdrawn. In November 2004, SBI submitted a timely response to the Show Cause directive and appeared before ABHES in December 2004 to address any questions. SBI continues to be on Show Cause with ABHES. SBI filed a written response with ABHES in April 2005 and again will appear before ABHES at its next regulatory scheduled meeting in July 2005. ABHES conducted a scheduled follow-up visit on April 14, 2005, and a formal report is pending. This matter also affects SBI’s branch campus located in Springfield, Massachusetts.

Gibbs College-Livingston and Katharine Gibbs School-Piscataway.   The Gibbs College-Livingston and Katharine Gibbs School-Piscataway campuses have been a candidate for regional accreditation with the Middle States Commission on Higher Education (“Middle States”) since November 2003. The campuses were required to show cause at a site visit by Middle States in April 2005 as to why their regional accreditation candidacy should continue, and a formal report from Middle States is pending. Since the regional accreditor is not the campuses’ primary accreditor, the only effect of the show cause is to determine whether or not the two campuses will be allowed to continue to pursue initial regional accreditation with Middle States.

We cannot predict the outcome of these accreditation actions, and any unfavorable outcomes could have a material adverse effect on our business, results of operations, and financial condition. We have evaluated these matters in connection with our ongoing evaluation of indefinite-lived intangible assets for impairment.

14.   SALE OF STUDENT RECEIVABLES

In March 2005, we entered into an agreement to sell a portion of our student receivables on a non-recourse basis to a third-party finance company. We do not retain any interests in or service the receivables that we sold. All receivables sold had been written-off or were fully reserved as of the date of the sale. Proceeds received from the sale of the receivables amounted to $1.2 million and were recorded as a reduction of bad debt expense for the three months ended March 31, 2005.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion below contains certain forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934) that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Our actual growth, results of operations, performance and business prospects, and opportunities in 2005 and beyond could differ materially from those expressed in, or implied by, any such forward-looking statements, including those set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risks Related to Our Business” in our Annual Report on Form 10-K for the year ended December 31, 2004. See “Special Note Regarding Forward-Looking Statements” on page 36 for a discussion of risks and uncertainties that could cause or contribute to such material differences. The following discussion and analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

Overview

We are one of the largest providers of private, for-profit, postsecondary education. We have segregated our operations into two distinct operating segments, our CSU segment and our OEG segment. Our CSU segment represents an aggregation of our traditional “brick-and-mortar” campuses through which we provide educational services primarily in a classroom or laboratory setting at more than 80 campuses located throughout the United States and in France, Canada, the United Kingdom, and the United Arab Emirates. Our OEG segment operates two online educational platforms, American InterContinental University Online and Colorado Technical University Online, that deliver educational services through internet-based courses.

Our total student population as of April 30, 2005, was approximately 96,700 students, including total OEG student population as of April 30, 2005 of approximately 25,500 students. Many of our schools enjoy long operating histories, and our schools offer a variety of doctoral degree, master’s degree, bachelor’s degree, associate degree, and diploma programs in career-oriented disciplines within our core curricula of:

•       Business Studies

•       Culinary Arts

•       Health Education

•       Information Technology

•       Visual Communication and Design Technologies

We have experienced significant growth both organically and through acquisitions. Since our inception in January 1994, we have completed 26 acquisitions and have opened 12 branch start-up campuses.

In 2004 and during the first quarter of 2005, the student population declined at our Gibbs division schools, which are included in our CSU segment. This decline in student population resulted in a decrease in revenue for the division relative to prior periods and negatively impacted profitability of our CSU segment as a whole. We are expecting limited growth and low levels of profitability from the Gibbs division in the near term. Our management is devoting increased attention to the Gibbs division in an effort to improve the division’s performance.

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

Other revenue consists primarily of bookstore sales, student laptop computer sales, dormitory revenue, restaurant revenue, contract training revenue, cafeteria revenue, rental income, and placement revenue. While the reputations of some of our schools allow them to charge fees to employers for placement of our students, a majority of our placement services are provided at no cost to employers and do not result in the recognition of placement revenue. We do not charge fees to any of our students as a result of a student’s placement. Placement revenue for the three months ended March 31, 2005 and 2004, was approximately $0.1 million and $0.3 million, respectively.

Operating Expenses

Educational services and facilities expense includes costs directly attributable to the educational activity of our schools, including among other things, salaries and benefits of faculty, academic administrators, and student support personnel, costs of educational supplies and facilities, including rents on school leases, distance learning costs, certain costs of establishing and maintaining computer laboratories, costs of student housing, owned and leased facility costs, royalty fees paid to Le Cordon Bleu, and certain student financing costs. Also included in educational services and facilities expenses are costs of other goods and services provided by our schools, including costs of textbooks, laptop computers, dormitory services, restaurant services, contract training, cafeteria services, rental services, and printroom services.

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

Share of Affiliate Earnings

Share of affiliate earnings represents our share of the income of AU Dubai, in which we hold an approximate 30% minority interest. Our interest in AU Dubai is accounted for using the equity method, and, therefore, the entity’s financial statements are not consolidated into our financial statements.

Miscellaneous Income (Expense)

Miscellaneous income (expense) includes certain non-operating transactions, such as gains or losses on the disposition of property and equipment, gains or losses on foreign currency exchange, and gains or losses on assets held in our Rabbi Trust.

Discontinued Operations

Discontinued operations includes amounts related to schools that we have previously announced to be in a “teach-out” status that have either completed all “teach-out” activities with respect to student obligations or are considered by us to be held-for-sale. We account for discontinued operations in accordance with the criteria in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

During the first quarter of 2005, our management began to pursue the divestiture of the International Academy of Design and Technology Montreal (“IADT Montreal”), which had begun teach-out activities in January 2005. On March 16, 2005, we sold our ownership interest in IADT Montreal to a third party buyer. As a result of that transaction, we recorded a loss of $5.1 million, which represented the difference between the net proceeds received and the book value of the net assets sold. The total loss includes an approximate $2.9 million charge related to the write-off of goodwill attributable to IADT Montreal.

During the first quarter of 2005, we completed all teach-out activities at the International Academy of Design and Technology Ottawa (“IADT Ottawa”). As a result, we recorded a charge of approximately $0.6 million related to the write-off of goodwill attributable to IADT Ottawa. We do not expect the results of future IADT Ottawa operations necessary to exit the business to be significant to our consolidated results of operations.

Summary of Critical Accounting Policies

We have identified the accounting policies listed below that we believe are most critical to our financial condition and results of operations, and that require management’s most difficult, subjective, and complex judgments in estimating the effect of inherent uncertainties. This section should be read in conjunction with Note 4 to our consolidated financial statements as of and for the year ended December 31, 2004, included in our Annual Report on Form 10-K for the year ended December 31, 2004, which includes other significant accounting policies.

Revenue Recognition

Our revenue is derived primarily from academic programs taught to students who attend our schools, both campus-based and online. We generally segregate our revenue into two categories, (1) tuition and registration fees and (2) other revenues.

Tuition and registration fees represent costs to our students of educational services provided by our schools. We generally bill a student for tuition at the beginning of an academic term, and we recognize the revenue on a straight-line basis over the academic term, which includes any applicable externship periods. The portion of tuition payments received from students but not earned is recorded as deferred revenue and reflected as a current liability in our consolidated balance sheet, as such amount represents revenue that we expect to earn within the next year. If a student withdraws from one of our schools prior to the completion of the academic term, we refund the portion of tuition already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain.

Other revenue consists of, among other things, bookstore sales, student laptop computer sales, dormitory revenue, restaurant revenue, contract training revenue, cafeteria revenue, rental income, and placement service fees. Revenue from dormitory and cafeteria fees is generally billed to a student at the beginning of an academic term and is recognized on a straight-line basis over the term of a student’s dormitory and cafeteria use. Other dormitory and cafeteria revenue, as well as student laptop computer sales, bookstore sales, placement revenue, restaurant revenue, rental income, and contract training revenue, is billed and recognized as services are performed or goods are delivered.

Certain of our schools bill students a single charge that covers tuition and required program materials, such as textbooks and supplies. Such billings, which we treat as a single accounting unit in accordance with

EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables, are recognized as tuition and registration fee revenue on a straight-line basis over the applicable academic term.

Allowance for Doubtful Accounts

Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to tuition receivables. Our schools calculate and record allowances for doubtful accounts based on a standard allowance estimation methodology developed by corporate financial management. Our standard allowance estimation methodology considers a number of factors that, based on our collections experience, we believe have an impact on our credit risk and the realizability of our student receivables. Among these factors are a student’s status (in-school or out-of-school), anticipated funding source (for example, federal loan or grant, state grant, private loan, student cash payments, etc.), whether or not an out-of-school student has completed his or her program of study, and our overall collections history. Specifically, our allowance estimation methodology segments our accounts receivable due from in-school students into groups according to each student’s primary funding source, exclusive of Stafford loans and federal and state grants. Our allowance methodology for out-of-school student accounts segments such accounts into two categories of students—those who have completed their programs of study and those who have not. We apply allowance percentage estimates, which are based upon our historical collections experience, to each in-school student funding source group and out-of-school student category. Out-of-school students include students who have withdrawn from or completed their programs of study. All other students are classified as in-school students. On at least an annual basis, we monitor our collections and write-off experience to assess whether adjustments to our allowance estimates are necessary. In this way, we believe that our allowance estimation methodology reflects our most recent collections experience and will be responsive to changes in the total mix of student funding sources. Changes in trends in any of the factors that we believe impact the realizability of our student receivables, as noted above, or modifications to our credit standards, collection practices, and other related policies may impact our estimate of allowance for doubtful accounts and our financial results.

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

Our bad debt expense as a percentage of school revenue for the three months ended March 31, 2005, was 3.4%, relative to bad debt expense as a percentage of school revenue of 8.6% for the three months ended December 31, 2004, and 5.0% for the three months ended March 31, 2004.

A one percentage point change in our allowance for doubtful accounts as a percentage of gross student receivables as of March 31, 2005, would have resulted in a change in net income of $0.7 million during the three months then ended.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of cost over fair market value of identifiable net assets acquired through business purchases. Effective January 1, 2002, pursuant to our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and indefinite-lived intangible assets are no longer subject to amortization. However, these assets are reviewed for impairment on at least an annual basis by applying a fair-value-based test. In evaluating the recoverability of the carrying value of goodwill and other indefinite-lived intangible assets, we must make assumptions regarding the fair value of our reporting units, as defined under SFAS 142. If our fair value estimates or related assumptions change in the future, we may be required to record impairment charges related to goodwill and other indefinite-lived intangible assets.

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

Results of Operations

There are certain differences between the unaudited quarterly financial statements included herein and the unaudited quarterly financial results set forth in our press release, dated May 2, 2005, which was attached as an exhibit to a Form 8-K, filed with the SEC on May 2, 2005. Specifically, due to a reclassification, tuition and registration fee revenue and educational services and facilities expense both decreased by $1.9 million. As a result of these differences, the unaudited financial results contained in our Form 8-K should not be relied upon.

The following table summarizes our operating results as a percentage of total revenue for the periods indicated.

	Three Months Ended March 31,
	2005	2004
		(Restated)
REVENUE:
Tuition and registration fees	95.0%	92.3%
Other	5.0	7.7
Total revenue	100.0	100.0
OPERATING EXPENSES:
Educational services and facilities	30.6	32.3
General and administrative	46.6	48.5
Depreciation and amortization	3.4	3.2
Total operating expenses	80.6	84.0
Income from operations	19.4	16.0
OTHER INCOME (EXPENSE):
Interest income	0.3	0.1
Interest expense	(0.1)	(0.2)
Share of affiliate earnings	0.4	0.4
Miscellaneous income (expense)	(0.1)	—
Total other income	0.5	0.3
Income before provision for income taxes	19.9	16.3
PROVISION FOR INCOME TAXES	7.8	6.6
Income from continuing operations	12.1	9.7
DISCONTINUED OPRATIONS:
Loss from discontinued operations	(1.1)	—
NET INCOME	11.0%	9.7%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004, Restated

Certain amounts presented below for the three months ended March 31, 2004 have been restated to reflect the change in our revenue recognition policy with respect to Culinary and Health Education programs with externships, as discussed in Note 2 “Correction of Revenue Recognition for Culinary and Health Education Externships” to these unaudited condensed consolidated financial statements above.

Revenue.

Colleges, Schools and Universities Revenue.   Revenue for our CSU segment for the three months ended March 31, 2005 and 2004, was as follows:

	2005	2004
		(Restated)
	(In thousands)
Tuition and registration fees	$329,228	$297,400
Other	23,938	24,199
Total revenue	$353,166	$321,599

CSU tuition and registration fee revenue increased $31.8 million or 11%, from $297.4 million in the first quarter of 2004 to $329.2 million in the first quarter of 2005. The increase is primarily attributable to revenue generated by CSU schools on a same-school basis (i.e., CSU schools acquired or opened on or prior to January 1, 2004, collectively discussed as “CSU same schools”). The CSU same-school tuition and registration fee revenue increase is attributable to an increase in same-school student population, tuition price increases, and a shift in student enrollment mix.

The increase is also attributable to tuition and registration fee revenue generated by CSU schools acquired or opened after January 1, 2004 (acquired schools: none; startup schools: IADT Las Vegas, IADT Nashville, Le Cordon Bleu College of Culinary Arts Miami, and IADT Seattle, collectively discussed as “CSU new schools”).

CSU other revenue decreased $0.3 million or 1%, from $24.2 million in the first quarter of 2004 to $23.9 million in the first quarter of 2005.

Online Education Group Revenue.   Revenue for our OEG segment for the three months ended March 31, 2005 and 2004, was as follows:

	2005	2004
	(In thousands)
Tuition and registration fees	$155,653	$69,504
Other	1,617	6,262
Total revenue	$157,270	$75,766

OEG tuition and registration fee revenue increased $86.1 million or 124%, from $69.5 million in the first quarter of 2004 to $155.7 million in the first quarter of 2005. The OEG revenue growth is primarily attributable to an approximate 104% increase in student population from January 31, 2004, to January 31, 2005. Also, during the first quarter of 2004, OEG’s campuses began billing their students a single charge that covers tuition and required program materials, such as textbooks and supplies, which is included as a component of tuition and registration fee revenue. Previously, these required program materials were billed separately from tuition, and the related revenue was recorded as a component of other revenue. The impact of this change has resulted in the disproportionate growth of first quarter 2005 OEG tuition and registration fee revenue relative to the decrease in first quarter 2005 OEG other revenue, as discussed below.

OEG other revenue decreased $4.6 million or 74%, from $6.3 million in the first quarter of 2004 to $1.6 million in the first quarter of 2005. This decrease is primarily attributable to the change in tuition billing mentioned above.

Educational Services and Facilities Expense.   Educational services and facilities expense increased $28.2 million or 22%, from $128.1 million in the first quarter of 2004 to $156.4 million in the first quarter of 2005. The increase is primarily attributable to a $20.0 million increase in CSU segment educational services and facilities expense and an $8.4 million increase in OEG segment educational services and facilities expense, respectively. These increases are attributable primarily to educational services and facilities expense incurred on a same-school basis and represent increases in variable expenses necessary to support the increase in same-school student population mentioned above, additional student service activities designed to improve retention, an increase in curriculum development activities, and increased occupancy costs associated with facility upgrades and expansions during 2004 and the first quarter 2005.

The increase in CSU and OEG educational services and facilities expense accounted for approximately 16 and seven percentage points, respectively, of the total 22% increase.

General and Administrative Expense.   General and administrative expense increased $45.2 million or 23%, from $192.8 million in the first quarter of 2004 to $238.0 million in the first quarter of 2005. The increase is primarily attributable to a $39.3 million increase in general and administrative expense incurred by our OEG segment, due primarily to an increase in advertising, marketing, and admissions costs incurred in support of increased OEG student lead, enrollment, and start volume. The increase is also attributable to increased financial aid, career services, and other administrative costs necessary to support the increase in OEG student population mentioned above.

The increase in OEG general and administrative expense accounted for approximately 20 percentage points of the total 23% increase in general and administrative expense.

The remainder of the total increase in general and administrative expense is attributable to a $5.0 million increase in net unallocated corporate general and administrative expense, representing approximately three percentage points of the total 23% increase. Corporate general and administrative expenses for the first quarters of 2005 and 2004 included expenses of approximately $2.4 million and $0.8 million, respectively, related to legal and other professional service fees incurred in connection with the ongoing SEC investigation, the investigation being conducted by the special committee of our Board of Directors, and shareholder class action and derivative lawsuits. These legal and other professional service fees, less the related tax benefit of $0.9 million and $0.3 million, respectively, represented $0.01 and $0.00 per diluted share for the first quarter of 2005 and 2004, respectively. We expect legal and other professional services fees to continue at elevated levels for the foreseeable future as a result of these and other matters discussed in Note 7 “Litigation” to our unaudited condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

Bad debt expense, which is included in general and administrative expense, decreased $2.4 million or 12%, from $19.9 million in the first quarter of 2004, to $17.5 million in the first quarter of 2005, and bad debt expense as a percentage of revenue decreased from 5.0% during the first quarter of 2004 to 3.4% during the first quarter of 2005. The decrease in bad debt expense and bad debt expense as a percentage of revenue is primarily attributable to a decrease in overall accounts receivable exposure during the period, due to strong cash collections during the period, write-offs of past due student receivables, and proceeds from the sale of certain fully-reserved student receivables. Given the reduction in days sales outstanding and student receivable balances that we have realized to date, opportunities to further reduce bad debt expense as a percentage of revenue on a going forward basis may be limited. Furthermore, increases in days sales outstanding and student receivable balances or changes in the relative distribution of our total student receivable balances between in-school student receivables and out-of-school student receivables may result in an increase in our bad debt expense as a percentage of revenue in future periods.

Depreciation and Amortization Expense.   Depreciation and amortization expense increased $4.4 million or 35%, from $12.8 million in the first quarter of 2004 to $17.2 million in the first quarter of 2005, primarily as a result of depreciation expense recorded in connection with 2004 and 2005 capital expenditures.

Income from Operations.   Income from operations during the three months ended March 31, 2005 and 2004, was as follows:

	2005	2004
		(Restated)
	(In thousands)
CSU (excludes share of affiliate earnings, which is included in CSU’s overall segment profit)	$48,264	$40,385
OEG	68,639	35,544
Corporate, eliminations, and other	(18,006)	(12,258)
Total income from operations	$98,897	$63,671

Income from operations increased $35.2 million or 55%, from $63.7 million in the first quarter of 2004 to $98.9 million in the first quarter of 2005. Approximately $33.1 million or 52 percentage points of the total increase is attributable to the growth of OEG operating income, and approximately $7.9 million or 12 percentage points of the total increase is attributable to the growth of CSU operating income. This growth was offset, in part, by an increase in net unallocated corporate expenses, representing approximately $5.7 million or 9 percentage points of the total increase.

Interest Income.   Interest income increased $1.4 million, from $0.4 million in the first quarter of 2004 to $1.7 million in the first quarter of 2005, primarily as a result of an increase in average invested cash balances.

Interest Expense.   Interest expense decreased $0.4 million or 47%, from $0.8 million in the first quarter of 2004 to $0.4 million in the first quarter of 2005.

Share of Affiliate Earnings.   Share of affiliate earnings from our minority interest in American University in Dubai, United Arab Emirates, which is included in the results of our CSU segment, increased $0.4 million or 30%, from $1.4 million in the first quarter of 2004 to $1.8 million in the first quarter of 2005.

Miscellaneous Expenses.   Miscellaneous expense decreased $0.6 million to $0.6 million in the first quarter of 2005.

Provision for Income Taxes.   Provision for income taxes increased $13.8 million or 53%, from $26.0 million in the first quarter of 2004 to $39.8 million in the first quarter of 2005, primarily as a result of an increase in pretax income during the first quarter of 2005 of $36.8 million, offset, in part, by a reduction of our effective income tax rate from 40.25% during the first quarter of 2004 to 39.25% during the first quarter of 2005. The decrease in our effective tax rate is attributable to the impact of various tax planning strategies and favorable changes in the proportionate distribution of our total pretax income among the tax jurisdictions in which we operate. Future changes in the proportionate distribution of our total pretax income among the tax jurisdictions in which we operate may further impact our effective income tax rate.

Loss from Discontinued Operations.   During the first quarter of 2005, we recorded a loss from discontinued operations of $5.7 million. The loss is attributable to a $5.1 million loss recognized upon the disposition of the net assets of our IADT Montreal campus that was designated for “teach-out” in January 2005. The remainder of the loss is attributable to a $0.6 million write-down of goodwill related to our IADT Ottawa campus, which completed all “teach-out” activities during the first quarter of 2005.

Net Income.   Net income increased $17.3 million or 45%, from $38.6 million in the first quarter of 2004 to $55.9 million in the first quarter of 2005, due to the cumulative effect of the factors noted above.

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

Liquidity and Capital Resources

As of March 31, 2005, we had cash and cash equivalents of $432.3 million, compared to cash and cash equivalents of $349.5 million as of December 31, 2004. Our cash flows from operations have historically been adequate relative to our liquidity requirements. We finance our operating activities and our organic growth primarily through cash generated from operations. We finance acquisitions primarily through funding from a combination of equity issuances, credit facility borrowings, and cash generated from operations. We anticipate that we will be able to satisfy the cash requirements of our ongoing business for the foreseeable future primarily with cash generated by operations, existing cash balances, and, if necessary, borrowings under our existing credit agreements.

Our primary source of cash is tuition collected from our students. Our students finance tuition costs through the use of a variety of fund sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, private and institutional scholarships, and cash payments. During the three months ended March 31, 2005 and 2004, tuition payments received by our U.S. institutions by primary fund source as a percentage of total tuition payments received by our U.S. institutions were as follows:

	For the Three Months Ended March 31,
	2005	2004
Title IV funding
Stafford Loans	41.2%	39.3%
Grants	10.4%	10.8%
PLUS loans	8.5%	8.4%
Total Title IV funding	60.1%	58.5%
Private loans
Non-recourse loans	20.1%	21.4%
Sallie Mae and Wachovia recourse loans	2.5%	1.8%
Stillwater recourse loans	0.6%	0.3%
Total private loans	23.2%	23.5%
Scholarships, grants and other	2.9%	4.1%
Cash payments	13.8%	13.9%
Total tuition receipts	100.0%	100.0%

Title IV Funding.   Stafford loans are loans made directly to our students by financial institutions that participate in the Federal Family Education Loan (“FFEL”) program. There are two types of Stafford loans: subsidized and unsubsidized. Students who have a demonstrated financial need are eligible to receive a subsidized Stafford loan, with the U.S. Department of Education (“ED”) paying the interest on this loan while the student is in school and during the first six months after leaving school. Students without a demonstrated financial need are eligible to receive an unsubsidized Stafford loan. The student is responsible for paying the interest on an unsubsidized Stafford loan while in school and after leaving school. Students who are eligible for a subsidized Stafford loan may also receive an unsubsidized Stafford loan.

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

Title IV Program grants are grants made to our students under the Federal Pell Grant (“Pell”) and Federal Supplemental Educational Opportunity Grant (“FSEOG”) programs. The ED makes Pell grants to students who demonstrate financial need up to a maximum amount of $4,050 per award year. FSEOG awards are designed to supplement Pell grants for the neediest students up to a maximum amount of $4,000 per award year.

A Federal PLUS (“PLUS”) program loan is a loan made directly by financial institutions to the parents of our students. Parents who have an acceptable credit history can borrow under a PLUS loan to pay the educational expenses of a child who is a dependent student enrolled at least half-time at our U.S. institutions. The amount of a PLUS loan cannot exceed the student’s cost of attendance less all other financial aid received.

As the Stafford loan limits are generally significantly less than the tuition costs at our U.S. institutions, many of our students have been obtaining private loans to finance the remainder of their tuition costs. These private loans are made directly to our students by financial institutions and are not guaranteed under the FFEL program. Two types of private loans are available to our students: non-recourse loans and recourse loans.

The ED requires that we keep unbilled Title IV Program funds that are collected in separate cash accounts until the students are billed for the program portion related to those Title IV Program funds. In addition, all funds transferred to our schools through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of March 31, 2005, the balance of such funds held in separate cash accounts was not significant. The restrictions on any cash held in these accounts have not significantly affected our ability to fund daily operations.

Non-Recourse Loans.   A financial institution providing a non-recourse loan assumes 100% of the credit risk on the loan. To receive a non-recourse loan, the student, or the student and a co-borrower, must meet the credit criteria established by the financial institution for these loans. Each financial institution has established its respective credit criteria and loan limits. Students and co-borrowers can generally borrow an amount equal to the student’s cost of attendance less all other financial aid received. The majority of non-recourse private loans received by our students at our U.S. institutions during the first quarter of 2005 and 2004 were provided by Sallie Mae.

Recourse Loan Agreements.   We have entered into agreements with Wachovia Bank, Sallie Mae, and Stillwater to provide private recourse loans to qualifying students. Eligibility for each program is based primarily upon the student’s credit rating. The type of private loan for which a student is eligible provides additional information for a school to assess a particular student’s creditworthiness.

Under our recourse loan agreement with Sallie Mae, we are required to deposit 20% of all recourse loans funded under the agreement into a Sallie Mae reserve account. The agreement provides for a $40 million recourse loan funding limit. The agreement was effective as of July 1, 2003, and expires after the $40 million recourse loan funding limit has been reached or June 30, 2005, whichever occurs first. The disbursed amount of loans funded as of March 31, 2005, exceeded our original funding limit with Sallie Mae, and we are currently in negotiations with Sallie Mae to extend our existing recourse loan agreement. During these ongoing negotiations, Sallie Mae has agreed to continue funding additional recourse loans in excess of the original funding limit under the terms of the agreement.

Recourse loans funded under this agreement are intended for students whose credit scores are less than the credit score required under Sallie Mae’s non-recourse loan program. A student is generally eligible for a Sallie Mae recourse loan if (1) the student demonstrates a specified minimum credit score, (2) any bankruptcy proceeding involving the student has been discharged for at least 18 months, and (3) the student is not in default or delinquent with respect to any prior student loan. Under the terms of the agreement, we are obligated to purchase, with funds that have been deposited into the reserve account referenced above, recourse loans funded under the agreement (1) that have been delinquent for 150 days or (2) upon the bankruptcy, death, or total and permanent disability of the borrower. The amount of our repurchase obligation may not exceed the 20% of loans funded under the agreement and that amount is withheld by Sallie Mae and deposited into the reserve account. Any balance remaining in the reserve account after all recourse loans have been either repaid in full or repurchased by us will be paid to us. As of March 31, 2005, approximately $56.4 million had been disbursed to our students. Additionally, as of March 31, 2005, we had purchased loans in default with a principal balance, plus accrued interest, of approximately $1.6 million, and, thus, based on the volume of total loans funded through March 31, 2005, we may be required to purchase additional defaulted loans totaling approximately $9.8 million with funds currently deposited in the reserve account.

Our recourse loan agreement with Wachovia expired in June 2003 and was not renewed. The agreement, which required us to deposit 14%-16% of each loan funded under the agreement into a Wachovia reserve account, contained no provision with respect to the maximum annual or cumulative amount of recourse loans that Wachovia would provide to our qualifying students during the term of the agreement. Recourse loans funded under this agreement were intended for students whose credit scores were less than the credit score required under Wachovia’s non-recourse loan program. A student was generally eligible for a recourse loan if the student (1) demonstrated a specified minimum credit score, (2) had not filed for bankruptcy within the preceding four years, and (3) was not in default or delinquent with respect to any prior student loan. Under the terms of the agreement, we were obligated to purchase, with funds that were deposited by us into the reserve account referenced above, recourse loans funded under the agreement that had been in default, as defined, for 90 days. The amount of our repurchase obligation may not exceed the 14%-16% of loans funded under the agreement that was deposited by us into the reserve account. Any balance remaining in the reserve account ninety-six months from the end of the year that the loans were disbursed will be paid to us. During the term of the loan agreement, recourse loans of approximately $70.7 million were funded. As of March 31, 2005, we had purchased loans in default with a principal balance of approximately $10.5 million. As of March 31, 2005, the reserve account had a zero balance, and thus, we have no obligation to purchase additional loans.

On December 10, 2003, we entered into an agreement with Stillwater to purchase certain private student loans originated by Stillwater and serviced by Sallie Mae. The private student loans subject to this purchase agreement are made by Stillwater to students at our schools if the student (1) demonstrated a specified minimum credit score, which is less than the minimum credit score required pursuant to our recourse loan agreement with Sallie Mae, (2) any bankruptcy proceeding involving the student has been discharged for at least 18 months, and (3) was not in default or delinquent with respect to any prior student loan. Under the terms of the purchase agreement, Stillwater retains 50% of the loan amounts disbursed and deposits this amount into a reserve account. Under the terms of the purchase agreement, Stillwater has an option, but not an obligation, to sell to us these private student loans on a monthly basis. We are required to purchase all private student loans offered for sale by Stillwater for a price equal to the current principal balance plus accrued interest. Upon purchase of private student loans from Stillwater, we receive all funds that were placed into the reserve account with respect to the specific loans purchased. As of March 31, 2005, loans totaling approximately $11.6 million had been funded by Stillwater under the agreement. As of March 31, 2005, we had repurchased private student loans funded under this agreement with a principal balance, plus accrued interest, of approximately $5.5 million, against which an allowance of $3.2 million had been established. Thus, based on the volume of total loans funded through March 31, 2005, we may be required to purchase additional loans of approximately $6.1 million, half of which would be financed with funds currently deposited in the reserve account.

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

The private student loans subject to our purchase agreement with Stillwater are made by Stillwater to students at our schools whose credit scores are less than the minimum credit scores required pursuant to our recourse loan agreement with Sallie Mae. Given the relatively high risk nature of these loans, collection of such loans, which we may be required to repurchase, is less reasonably assured. Therefore, costs recognized in connection with this purchase agreement, which totaled $1.9 million for the quarter ended March 31, 2005, have been recorded as a reduction of related revenues.

Operating Activities.   Net cash provided by operating activities increased $21.6 million or 24%, from $90.2 million during the first quarter of 2004 to $111.8 million during the first quarter of 2005. The increase is primarily attributable to an increase in net income of approximately $17.3 million and a $4.4 million increase in depreciation and amortization expense. These increases were offset, in part, by a $31.7 million decrease in net operating assets and liabilities during the first quarter of 2005 relative to a $35.6 million decrease in net operating assets and liabilities during the first quarter of 2004.

Total net receivables decreased $16.6 million or 18%, from $91.4 million as of December 31, 2004, to $74.8 million as of March 31, 2005. Quarterly Days Sales Outstanding (DSO) were 13 days as of March 31, 2005. This represents a four-day decrease from DSO as of December 31, 2004, of 17 days, and a 10-day decrease from DSO as of March 31, 2004, of 23 days. We calculate DSO by dividing total net receivables by quarterly average daily revenue. Quarterly average daily revenue is computed by dividing total quarterly revenue by the total number of days in the quarter. Our allowance for doubtful accounts as a percentage of gross student receivables increased from 41.6% as of December 31, 2004, to 42.4% as of March 31, 2005. The decrease in DSO from December 31, 2004 to March 31, 2005 is attributable to strong cash collections and write-offs of past due student receivables. The write-off of past due student recievables also contributed to the overall decrease in our allowance for doubtful accounts. The increase in our allowance as a percentage of gross receivables is attributable to a shift in the relative distribution of our outstanding in-school versus out-of-school receivables balances from December 31, 2004 to March 31, 2005.

Accrued expenses increased $15.2 million or 13%, from $113.4 million as of December 31, 2004, to $128.5 million as of March 31, 2005. The increase in accrued expenses is primarily attributable to a $16.1 million increase in our net current income tax liability.

Investing Activities.   Capital expenditures increased $5.8 million or 29%, from $19.8 million during the first quarter of 2004 to $25.5 million during the first quarter of 2005. Capital expenditures during the first quarter of 2005, which represented approximately 5.0% of total revenue during the three months ended March 31, 2005, included, among other things, investments in leasehold improvements in connection with new and expanded facilities, capital equipment purchases necessitated by increasing student population, and investments made in connection with expansion projects and information system improvements in support of current and anticipated growth. We expect capital expenditures to be approximately 7.5% of total revenue during the full year 2005 as additional schools are opened, student population increases, and current facilities and equipment are upgraded and expanded. We finance capital expenditures primarily with cash generated from operations.

Financing Activities and Capital Resources.   On December 19, 2002, we entered into an unsecured credit agreement (the “U.S. Credit Agreement”) with a syndicate of financial institutions, represented by, among others, an administrative agent. Under our current U.S. Credit Agreement, we may borrow up to the U.S. dollar equivalent of $200.0 million in U.S. dollars and various foreign currencies under a revolving credit facility and obtain up to the U.S. dollar equivalent of $100.0 million in standby letters of credit in U.S. dollars and various foreign currencies. Outstanding letters of credit reduce the availability of borrowings under the revolving credit facility. At any time during the three-year period after December 19, 2002, provided no default under the U.S. Credit Agreement then exists and subject to adequate subscription fulfillment, we may, upon notice to, but without the consent of, the administrative agent and the lenders, increase the revolving credit facility under our U.S. Credit Agreement up to the U.S. dollar equivalent of $275.0 million. Subject to the satisfaction of certain conditions precedent under the U.S. Credit Agreement, we may prepay outstanding loans under the U.S. Credit Agreement at any time and without penalty. The stated maturity of our U.S. Credit Agreement is December 19, 2007.

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

Our domestic subsidiaries, jointly and severally, have guaranteed repayment of our obligations under the U.S. Credit Agreement. Under the U.S. Credit Agreement, we are limited in our ability to take certain actions, including, among other things, consummating certain acquisitions or mergers, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring other debt in excess of specified amounts, prepaying other debt, and making certain investments. We are also required to satisfy certain financial covenants on a periodic basis, including the maintenance of a maximum consolidated leverage ratio of 2.00:1, a minimum fixed charge coverage ratio of 1.50:1, a minimum level of consolidated net worth, and a minimum annual consolidated ED financial responsibility composite score of 1.50. As of March 31, 2005, we were in compliance with the covenants of our U.S. Credit Agreement.

As of March 31, 2005, we have outstanding under our $200.0 million U.S. Credit Agreement revolving loans totaling $14.9 million and letters of credit totaling $19.6 million. The availability under our U.S. Credit Agreement as of March 31, 2005, is $165.5 million.

During the first quarter of 2003, we entered into an interest rate swap agreement to effectively fix at 2.88% the variable portion of the rate of interest payable by us on a certain portion of €13.5 million borrowed during 2003 under our U.S. Credit Agreement to finance our acquisition of the INSEEC Group. Approximately €2.0 million of this borrowing was repaid during the second quarter of 2004. The notional amount of the interest rate swap, originally €12.0 million, decreased to €6.0 million on March 28, 2005, and will continue to decrease by €1.5 million every three months through March 28, 2006, the expiration date  of the swap agreement. The impact of the interest rate swap agreement on our consolidated financial position, results of operations, and cash flows during the three months ended March 31, 2005, was not significant.

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

Borrowings under the Canadian Credit Agreement bear interest at variable rates per annum that are tied to the prime rate and the Eurocurrency rate as follows:

(1)          the higher of (a) the Canadian administrative agent’s prime rate or (b) the average rate for 30-day Canadian Dollar Banker’s Acceptance plus 75 basis points, plus a specified number of basis points, ranging from 0 to 50 (based on our consolidated leverage ratio), or

(2)          the British Bankers Association Interest Settlement Rate for Canadian dollars, plus a specified number of basis points, ranging from 75 to 150 (based upon our consolidated leverage ratio).

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

We have guaranteed repayment of our Canadian subsidiaries’ obligations under the Canadian Credit Agreement. Under the Canadian Credit Agreement, our Canadian subsidiaries are limited in their ability to take certain actions, including, among other things, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring debt in excess of specified amounts, prepaying other debt, and making certain investments. As of March 31, 2005, our Canadian subsidiaries were in compliance with the covenants of our Canadian Credit Agreement.

As of March 31, 2005, we have outstanding under our $10.0 million (USD) Canadian Credit Agreement revolving loans totaling $0.8 million (USD). The availability under the Canadian Credit Agreement as of March 31, 2005 is $9.2 million (USD).

As of March 31, 2005, minimum future cash payments due under contractual obligations, including, among others, our credit agreements, non-cancelable operating and capital lease agreements, and long-term arrangements, were as follows (in thousands):

	2005	2006	2007	2008	2009	2010 & Thereafter	Total
Revolving loans	$—	$—	$15,739	$—	$—	$—	$15,739
Capital lease obligations	1,061	922	723	552	423	1,057	4,738
Other long-term debt	1,024	20	—	—	—	—	1,044
Operating lease obligations	84,863	114,234	110,310	105,012	96,274	615,368	1,126,061
Total contractual cash obligations	$86,948	$115,176	$126,772	$105,564	$96,697	$616,425	$1,147,582

We rent most of our facilities and certain equipment under non-cancelable operating lease agreements that expire at various dates through 2028. We also finance the acquisition of certain equipment through capital lease agreements and have assumed capital lease obligations in connection with certain acquisitions. As of March 31, 2005, the principal balance of outstanding capital lease obligations was approximately $4.2 million.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R). SFAS 123(R) will provide investors and other users of financial information with more complete and comparable financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS 123, supersedes Opinion 25, and amends SFAS 95. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities, other than those filing as small business issuers, will be required to apply SFAS 123(R) as of the first annual reporting period of the registrant’s fiscal year beginning on or after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition of compensation cost related to share-based payment transactions. Under SFAS 123(R), companies must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption alternatives.

We are currently evaluating the requirements of SFAS 123(R). The impact of the adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 8 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Statement 123(R) also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Operating cash flows recognized during the three months ended March 31, 2005 and 2004, for such excess tax deductions were $0.6 million and $3.1 million, respectively. We cannot reasonably estimate the future income tax benefits of stock option exercises, as they depend on, among other things, when employees exercise stock options.

Regulatory Matters

Developments have occurred with respect to the following regulatory actions at certain of our institutions. Our regulatory actions are discussed in further detail in Note 19 of our notes to consolidated financial statements as of and for the year ended December 31, 2004, included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Le Cordon Bleu College of Culinary Arts Atlanta (“LCB Atlanta”).   In a letter dated March 11, 2005, LCB Atlanta was directed by the Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”) to show cause why its accreditation should not be withdrawn on the basis of LCB Atlanta’s untimely filing of a Program Advisory Committee Report requested by ACCSCT. Specifically, LCB Atlanta failed to submit the required Report prior to ACCSCT’s February 2005 Commission meeting. LCB Atlanta subsequently provided the Program Advisory Committee Report on February 3, 2005, which submission was acknowledged by ACCSCT in its March 11, 2005 letter. LCB Atlanta submitted an additional response to ACCSCT on April 12, 2005. ACCSCT considered LCB Atlanta’s responses to the show-cause directive, including the previously requested Program Advisory Committee Report, at its May 2005 Commission meeting, and a decision from the Commission is pending.

American InterContinental University (“AIU”).   As we previously reported, the Commission on Colleges of the Southern Associations of Colleges and Schools (“SACS”) placed AIU on Warning status in June 2004. In December 2002, AIU’s accreditation was reaffirmed for the normal 10-year period, through 2012. In the course of the accreditation process, SACS requested that AIU provide additional information on several compliance matters, with the expectation that those matters be addressed within a two-year timeframe. In placing AIU on Warning status, SACS advised AIU that it had satisfactorily addressed a majority of those matters. AIU was requested to satisfy the remaining compliance matters by December 2004, the end of the two-year period. As requested by SACS, AIU submitted its report to SACS in September 2004, and, on December 10, 2004, SACS provided written notification that AIU was removed from Warning status.

In addition, SACS deferred consideration of substantive changes and authorized a SACS special committee to visit the institution. The SACS special committee has been asked to visit AIU within the next 12 months and evaluate the institution regarding certain of the SACS Principles of Accreditation. SACS is also requesting a Follow-up Report in September 2007 relating to AIU’s institutional effectiveness.

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

Brooks College.   As we previously reported, the Accrediting Commission for Community and Junior Colleges of the Western Association of Schools and Colleges (“ACCJC”) has advised Brooks College that, following its re-accreditation review, Brooks College was placed on Probation in June 2004. As requested by ACCJC, Brooks College provided ACCJC with a progress report in October 2004 to address certain matters. ACCJC conducted a follow-up visit to Brooks College, and, at its January 2005 meeting, ACCJC continued the Probation status for Brooks College. Subsequently, ACCJC conducted a scheduled follow-up visit to Brooks College in April 2005, and a formal report is pending. ACCJC is expected to review our Probation status at its June 2005 meeting. We regard the issues raised by ACCJC as serious and are working closely with Brooks College to ensure that the ACCJC concerns are fully resolved. Brooks College is an entirely separate and distinct institution from Brooks Institute of Photography. Although both schools are owned by us, they are separate entities with separate management and curricula and are separately licensed and accredited. This matter affects both of Brooks College’s campuses, located in Long Beach and Sunnyvale, California.

Sanford-Brown Institute, White Plains, New York (“SBI”).   The Accrediting Bureau of Health Education Schools (“ABHES”) conducted an unannounced visit to SBI in February 2004 following our acquisition of the campus. A follow-up focus visit was made in March 2004. Because of the issues raised during the February and March visits, and SBI’s plan to relocate to new facilities in July 2004, ABHES conducted an additional site visit to SBI in September 2004. In October 2004, ABHES notified SBI that, as a result of concerns identified during the September site visit, SBI was directed to Show Cause as to why its current grant of accreditation should not be withdrawn. In November 2004, SBI submitted a timely response to the Show Cause directive and appeared before ABHES in December 2004 to address any questions. SBI continues to be on Show Cause with ABHES. SBI filed a written response with ABHES in April 2005 and again will appear before ABHES at its next regulatory scheduled meeting in July 2005. ABHES conducted a scheduled follow-up visit on April 14, 2005, and a formal report is pending. This matter also affects SBI’s branch campus located in Springfield, Massachusetts.

Gibbs College-Livingston and Katharine Gibbs School-Piscataway.   The Gibbs College-Livingston and Katharine Gibbs School-Piscataway campuses have been a candidate for regional accreditation with the Middle States Commission on Higher Education (“Middle States”) since November 2003. The campuses were required to show cause at a site visit by Middle States in April 2005 as to why their regional accreditation candidacy should continue and a formal report from Middle States is pending. Since the regional accreditor is not the campuses’ primary accreditor, the only effect of the show cause is to determine whether or not the two campuses will be allowed to continue to pursue initial regional accreditation with Middle States.

We cannot predict the outcome of these accreditation actions, and any unfavorable outcomes could have a material adverse effect on our business, results of operations, and financial condition.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, performance and business prospects, and opportunities. We have used words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” and similar expressions, but these words are not the exclusive means of identifying these forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, that could cause our actual growth, results of operations, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the Federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments or changed circumstances, or for any other reason. These risks and uncertainties, the outcomes of which could materially and adversely affect our financial condition and operations, include the following:

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

•       costs and potential impact of findings and recommendations of the special committee of our Board of Directors as a result of its investigation of allegations of securities law violations against us;

•       risks related to our ability to comply with accrediting agency requirements or obtain accrediting agency approvals;

•       the effect of our acquisition strategy on future operating results, including our ability to effectively integrate acquired companies into our existing operations;

•       the effect of general economic or business conditions; and

•       the factors discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risks Related to Our Business” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2004.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We may use derivative financial instruments for the express purpose of mitigating our exposure to these risks. We do not use derivative financial instruments for speculative purposes.

Interest Rate Exposure.   Our borrowings under our credit agreements bear annual interest at variable rates tied to the prime rate and the Eurocurrency rate. The outstanding U.S. dollar borrowings under these credit agreements were $15.7 million and $18.1 million as of March 31, 2005, and December 31, 2004, respectively.

During the first quarter of 2003, we entered into an interest rate swap agreement to effectively fix at 2.88% the variable portion of the rate of interest payable by us on a certain portion of €13.5 million, borrowed during 2003 under our U.S. Credit Agreement to finance our acquisition of the INSEEC Group. Approximately €2.0 million of this borrowing was repaid during the second quarter of 2004. The notional amount of the interest rate swap, originally €12.0 million, decreased to €6.0 million on March 28, 2005, and will continue to decrease by €1.5 million every three months through its March 28, 2006, the expiration date of the swap agreement. The impact of the interest rate swap agreement on our consolidated financial position, results of operations, and cash flows during the three months ended March 31, 2005, was not significant.

The weighted average annual interest rate of borrowings under our credit agreements, including the effect of the interest rate swap agreement, was 3.62% and 3.74% as of March 31, 2005, and December 31, 2004, respectively.

In addition, we had capital lease obligations totaling $4.2 million and $4.7 million as of March 31, 2005, and December 31, 2004, bearing interest at a weighted average rate of 7.77% and 7.70%, respectively.

We estimate that the book value of our debt instruments and related derivative financial instruments approximated their fair values as of March 31, 2005, and December 31, 2004. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

Foreign Currency Exposure.   Certain of our foreign subsidiaries use functional currencies other than the U.S. dollar. We are subject to risks associated with fluctuations in the value of the Canadian dollar, the Euro, and the British pound vis-à-vis the U.S. dollar. Our investment in our foreign operations as of March 31, 2005, is not significant, and the book values of the assets and liabilities of such foreign operations as of March 31, 2005, approximated their fair values.

As of March 31, 2005, we had borrowings outstanding under our U.S. Credit Agreement of $14.9 million (USD) denominated as €11.5 million and borrowings outstanding under our Canadian Credit Agreement of $0.8 million (USD) denominated in $1.0 million Canadian.

We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in foreign currency exchange rates is not significant.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As reported in Part II, Item 9A “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2004, in connection with reviewing our financial results for the fourth quarter of 2004, our management reviewed and discussed with the Audit Committee of the Board of Directors and with Ernst & Young LLP, our independent auditors, the accounting treatment related to the recognition of tuition revenue with respect to our Culinary and Health Education programs with externships. In connection with these discussions, and following consultation with our independent auditors, we determined it was necessary to restate the previously issued financial statements for the periods 2000 through 2004 to correct for certain errors in such financial statements. Culinary and Health Education externships are required to be taken at the end of certain academic programs, following the conclusion of in-school instruction, in order to satisfy graduation requirements. The restatement consisted of adjustments necessary to reflect the recognition of tuition revenue through the end of the student’s externship period, as opposed to the prior practice of recognizing revenue only over the period of in-school academic instruction. Revenue recognition in the financial statements requires procedures and controls to ensure that all of a company’s revenue arrangements are analyzed, recorded, and monitored in the context of authoritative accounting guidance such that revenue is recognized in accordance with generally accepted accounting principles. In management’s opinion, our procedures and controls in this area were considered to be inadequate, and this deficiency was considered to represent a material weakness in our internal control over financial reporting as of December 31, 2004. In the first quarter of 2005, we completed the remediation steps described in Part II, Item 9A “Controls and Procedures—Remediation Steps to Address Material Weakness” in our Annual Report on Form 10-K for the year ended December 31, 2004, to address the material weakness described above. The material weakness was remediated as of March 31, 2005.

We completed an evaluation as of the end of the period covered by this Report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Except for the changes in connection with the remediation steps described in Part II, Item 9A “Control and Procedures—Remediation Steps to Address Material Weakness” in our Annual Report on Form 10-K for the year ended December 31, 2004, which were completed in the first quarter of 2005, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

Note 7 “Litigation” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

CAREER EDUCATION CORPORATION
Date: May 10, 2005	By:	/s/ JOHN M. LARSON
John M. Larson Chairman, President and Chief Executive Officer (Principal Executive Officer)
Date: May 10, 2005	By:	/s/ PATRICK K. PESCH
Patrick K. Pesch Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)