Form 10-Q
period 2005-06-30
CAREER EDUCATION CORP
filed 2005-08-01
CIK 1046568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2005

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

Number of shares of Registrant’s Common Stock, par value $0.01, outstanding as of July 29, 2005: 102,941,511

CAREER EDUCATION CORPORATION
INDEX

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2005	December 31, 2004	June 30, 2004
			(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$217,044	$349,458	$187,404
Available-for-sale investments	242,230	—	—
Total cash, cash equivalents, and available-for-sale investments	459,274	349,458	187,404
Receivables:
Students, net of allowance for doubtful accounts of $50,726, $61,136, and $44,855 as of June 30, 2005, December 31, 2004, and June 30, 2004, respectively	63,843	85,982	96,576
Other, net	5,924	5,378	5,327
Inventories	17,863	17,347	12,858
Prepaid expenses	36,247	29,649	67,051
Other current assets	6,914	5,980	4,555
Deferred income tax assets	18,806	18,806	5,029
Total current assets	608,871	512,600	378,800
PROPERTY AND EQUIPMENT, net	382,709	351,140	291,531
GOODWILL	443,669	448,896	444,663
INTANGIBLE ASSETS, net	35,666	35,881	35,973
OTHER ASSETS	33,727	38,495	40,025
TOTAL ASSETS	$1,504,642	$1,387,012	$1,190,992
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,793	$2,274	$2,500
Accounts payable	25,286	38,263	21,555
Accrued expenses:
Payroll and related benefits	40,608	38,193	40,711
Income taxes	16,926	4,663	—
Other	72,402	70,520	54,352
Deferred tuition revenue	145,617	166,743	136,617
Total current liabilities	302,632	320,656	255,735
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	17,449	21,591	21,069
Long-term contractual obligation	—	—	9,679
Deferred income tax liabilities	39,889	39,972	18,366
Other	45,614	19,962	13,891
Total long-term liabilities	102,952	81,525	63,005
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	$—	$—	$—
Common stock, $0.01 par value; 300,000,000 shares authorized; 102,942,917, 102,537,406, and 102,318,809 shares issued and outstanding as of June 30, 2005, December 31, 2004, and June 30, 2004, respectively	1,029	1,025	1,023
Additional paid-in capital	580,557	571,192	565,738
Accumulated other comprehensive income	569	4,396	1,676
Retained earnings	516,903	408,218	303,815
Total stockholders’ equity	1,099,058	984,831	872,252
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,504,642	$1,387,012	$1,190,992

The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
REVENUE:
Tuition and registration fees	$475,932	$375,627	$960,813	$742,530
Other	21,531	28,435	47,086	58,897
Total revenue	497,463	404,062	1,007,899	801,427
OPERATING EXPENSES:
Educational services and facilities	153,451	136,932	309,799	265,069
General and administrative	242,403	193,617	480,393	386,407
Depreciation and amortization	19,833	13,220	37,034	25,987
Total operating expenses	415,687	343,769	827,226	677,463
Income from operations	81,776	60,293	180,673	123,964
OTHER INCOME (EXPENSE):
Interest income	4,280	538	5,987	890
Interest expense	(420)	(713)	(856)	(1,542)
Share of affiliate earnings	1,416	1,185	3,242	2,590
Miscellaneous expense	(200)	(10)	(758)	(15)
Total other income	5,076	1,000	7,615	1,923
Income before provision for income taxes	86,852	61,293	188,288	125,887
PROVISION FOR INCOME TAXES	34,089	24,670	73,903	50,670
Income from continuing operations	52,763	36,623	114,385	75,217
DISCONTINUED OPERATIONS:
Loss from discontinued operations	—	—	(5,700)	—
NET INCOME	$52,763	$36,623	$108,685	$75,217
NET INCOME PER SHARE—BASIC:
Income from continuing operations	$0.51	$0.36	$1.11	$0.75
Loss from discontinued operations	—	—	(0.06)	—
Net income	$0.51	$0.36	$1.05	$0.75
NET INCOME PER SHARE—DILUTED:
Income from continuing operations	$0.50	$0.35	$1.09	$0.72
Loss from discontinued operations	—	—	(0.06)	—
Net income	$0.50	$0.35	$1.03	$0.72
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	102,789	101,471	102,690	100,877
Diluted	105,200	105,484	105,196	105,028

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,763	$36,623	$108,685	$75,217
Adjustments to reconcile net income to income from continuing operations:
Loss from discontinued operations	—	—	5,700	—
Income from continuing operations	52,763	36,623	114,385	75,217
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	19,833	13,220	37,034	25,987
Royalty expense related to stock options	118	118	236	236
Compensation expense related to stock options	—	13	—	26
Amortization of deferred financing costs	91	117	164	202
Loss on disposition of property and equipment	120	8	550	8
Changes in operating assets and liabilities
Tax benefit associated with stock option exercises	1,790	39,056	2,416	42,139
Other	(4,041)	(44,801)	27,684	(9,222)
Net cash provided by operating activities	70,674	44,354	182,469	134,593
CASH FLOWS FROM INVESTING ACTIVITIES:
Business dispositions / acquisitions, net of cash	(26)	(511)	(934)	(476)
Acquisition transaction costs	—	(289)	—	(321)
Purchases of property and equipment	(45,359)	(33,744)	(70,896)	(53,503)
Purchases of available-for-sale investments	(416,624)	—	(416,624)	—
Sales and maturities of available-for-sale investments	174,395	—	174,395	—
Other	688	28	76	(174)
Net cash used in investing activities	(286,926)	(34,516)	(313,983)	(54,474)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	4,638	23,621	6,952	27,011
Net payments of revolving loans	(249)	(1,119)	(1,879)	(76,119)
Payments of capital lease obligations and other long-term debt	(797)	(3,670)	(1,505)	(4,529)
Net cash provided (used) in financing activities	3,592	18,832	3,568	(53,637)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,564)	18	(4,468)	(313)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(215,224)	28,688	(132,414)	26,169
CASH AND CASH EQUIVALENTS, beginning of period	432,268	158,716	349,458	161,235
CASH AND CASH EQUIVALENTS, end of period	$217,044	$187,404	$217,044	$187,404

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. The condensed consolidated balance sheet as of December 31, 2004, has been derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements. For additional information, refer to the consolidated financial statements and notes to consolidated financial statements as of and for the year ended December 31, 2004, included in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2005.

The unaudited condensed consolidated financial statements presented herein include the accounts of Career Education Corporation and our wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated. The results of operations of all acquired businesses have been consolidated for all periods subsequent to the date of acquisition.

Certain amounts in our prior period financial statements have been reclassified to conform to the current period presentation.

2.   CORRECTION OF REVENUE RECOGNITION FOR CULINARY AND HEALTH EDUCATION EXTERNSHIPS

During 2004, to comply with the specific provisions of Staff Accounting Bulletin No. 104, Revenue Recognition, we corrected our revenue recognition policy with respect to Culinary and Health Education programs with externships. These programs require students to complete externships upon conclusion of in-school instruction to satisfy graduation requirements. Previously, we recognized revenue related to these programs on a straight-line basis over the length of the applicable period of in-school instruction. In accordance with our recently adopted revenue recognition policy, we recognize revenue related to these programs on a straight-line basis over the length of the program, which includes the externship period.

Prior period financial statements and the related notes thereto presented herein have been restated to reflect the impact of the change in our revenue recognition policy. The effect of the change on revenue and provisions for income taxes for the three months and six months ended June 30, 2004, was a decrease of $5.3 million and $2.1 million, and $10.7 million and $4.2 million, respectively. The effect of the change on net income for the three months and six months ended June 30, 2004 was a decrease of $3.1 million, or $0.03 per diluted share, and $6.3 million, or $0.06 per diluted share, respectively. Net income per diluted share for the three months and six months ended June 30, 2004, decreased from $0.38, as previously reported, to $0.35, and from $0.78, as previously reported, to $0.72, respectively, as a result of the restatement. For additional information, refer to Note 2 “Correction of Revenue Recognition for Culinary and Health Education Externships” of our notes to consolidated financial statements as of and for the year ended December 31, 2004, included in our Annual Report on Form 10-K for the year ended December 31, 2004.

3.   DISCONTINUED OPERATIONS

Sale of International Academy of Design and Technology Montreal

During the first quarter of 2005, our management began to pursue the divestiture of the International Academy of Design and Technology Montreal (“IADT—Montreal”), which had begun teach-out activities in January 2005. On March 16, 2005, we sold our ownership interest in IADT—Montreal to a third-party. As a result of that transaction, we recorded a loss of $5.1 million, which represented the difference between the net proceeds received and the book value of the net assets sold. The total loss includes an approximate $2.9 million charge related to the write-off of goodwill attributable to IADT—Montreal.

Completion of International Academy of Design and Technology Ottawa Teach-Out

During the first quarter of 2005, we completed all teach-out activities at the International Academy of Design and Technology Ottawa (“IADT—Ottawa”). As a result, we recorded a charge of approximately $0.6 million related to the write-off of goodwill attributable to IADT—Ottawa.

Revenue and income from operations of our discontinued operations were not significant to our overall consolidated results for the three months and six months ended June 30, 2005 and 2004.

4.   CASH, CASH EQUIVALENTS, AND AVAILABLE-FOR-SALE INVESTMENTS

All investments with a maturity of 90 days or less as of the date of purchase are classified as cash equivalents. Investments with original maturities in excess of 90 days as of the date of purchase are generally classified as “available-for-sale.” Available-for-sale investments are carried at fair value with unrealized gains and losses, net of related tax effects, reported within accumulated other comprehensive income. Realized gains and losses on available-for-sale investments are computed using the specific identification method and are reflected in miscellaneous income (expense) in our statement of income.

Cash and cash equivalents and available-for-sale investments consist of the following as of June 30, 2005 and 2004 (in thousands):

June 30, 2005

		Gross Unrealized
	Cost	(Loss)	Gain	Market Value
Cash and cash equivalents:
Cash	$18,094	$—	$—	$18,094
Money market funds	129,321	—	—	129,321
Commercial paper	69,670	(41)	—	69,629
Total cash and cash equivalents	217,085	(41)	—	217,044
Available-for-sale investments:
Auction rate municipal bonds	215,700	—	—	215,700
Asset-backed securities	24,028	(34)	—	23,994
Mortgage-backed securities	2,534	—	2	2,536
Total available-for-sale investments	242,262	(34)	2	242,230
Total cash, cash equivalents, and available-for-sale investments	$459,347	$(75)	$2	$459,274

June 30, 2004

		Gross Unrealized
	Cost	Loss	Gain	Market Value
Cash and cash equivalents:
Cash	$50,590	$—	$—	$50,590
Money market funds	33,144	—	—	33,144
Commercial paper	103,670	—	—	103,670
Total cash and cash equivalents	187,404	—	—	187,404
Available-for-sale investments	—	—	—	—
Total cash, cash equivalents, and available-for-sale investments	$187,404	$—	$—	$187,404

As of June 30, 2005, all unrealized losses in the above table relate to cash equivalents and available-for-sale investments that have been in a continuous unrealized loss position for less than one year. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been less than cost basis, the financial condition of the investee, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in market value. The declines in the above investments are considered temporary in nature and, accordingly, we do not believe these investments are impaired as of June 30, 2005.

Available-for-sale investments as of June 30, 2005, consisted of no investments with an original maturity date of less than one year, no investments with an original maturity date of one to five years, $26.5 million of investments that mature in five to ten years, and $215.7 million of investments that mature in more than ten years. Although the stated maturities of our available-for-sale investments are greater than one year, such investments are classified as current assets on our consolidated balance sheet as we have the ability and intent to sell the investments within one year.

Realized gains or losses resulting from sales of available-for-sale investments during the three months and six months ended June 30, 2005, were not significant.

5.   SALE OF STUDENT RECEIVABLES

In March 2005, we entered into an agreement to sell a portion of our student receivables on a non-recourse basis to a third-party finance company. We did not retain any interests in or service the receivables that we sold. All receivables sold had been written-off or were fully reserved as of the date of the sale. Proceeds received from the sale of the receivables amounted to $1.2 million and were recorded as a reduction of bad debt expense for the six months ended June 30, 2005.

6.   STUDENT RECEIVABLES VALUATION ALLOWANCE

Changes in our student receivables allowance during the three months and six months ended June 30, 2005 and 2004, were as follows:

	Balance, Beginning of Period	Charges to Expense	Amounts Written- off	Balance, End of Period
	(In thousands)
For the three months ended June 30, 2005	$50,880	$21,538	$(21,692)	$50,726
For the three months ended June 30, 2004	45,462	20,756	(21,363)	44,855
For the six months ended June 30, 2005	61,136	39,034	(49,444)	50,726
For the six months ended June 30, 2004	$47,467	$40,613	$(43,225)	$44,855

7.   CREDIT AGREEMENTS

As of June 30, 2005, we have outstanding under our $200.0 million U.S. Credit Agreement revolving loans totaling $13.9 million and letters of credit totaling $19.5 million. The availability under our U.S. Credit Agreement as of June 30, 2005, is $166.6 million.

As of June 30, 2005, we have outstanding under our $10.0 million (USD) Canadian Credit Agreement revolving loans totaling $0.6 million (USD). The availability under the Canadian Credit Agreement as of June 30, 2005, is $9.4 million (USD).

8.   RECOURSE LOAN AGREEMENTS

We have entered into agreements with Sallie Mae and Stillwater National Bank and Trust Company (“Stillwater”) to provide private recourse loans to qualifying students. Eligibility for each program is based primarily upon the student’s credit rating. The type of private loan for which a student is eligible provides additional information for a school to assess a particular student’s creditworthiness. For additional information concerning our recourse loan agreements, see Note 13 “Commitments and Contingencies” of our notes to consolidated financial statements as of and for the year ended December 31, 2004, included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Under our recourse loan agreement with Sallie Mae, as of June 30, 2005, approximately $65.4 million has been disbursed to our students. Additionally, as of June 30, 2005, we have purchased loans in default with a principal balance, plus accrued interest, of approximately $3.5 million. Based on the volume of total loans funded through June 30, 2005, we may be required to purchase additional defaulted loans totaling approximately $9.6 million with funds currently deposited in a reserve account.

Under our recourse loan agreement with Stillwater, as of June 30, 2005, approximately $14.3 million has been disbursed to our students. As of June 30, 2005, we have repurchased private student loans funded under this agreement with a principal balance, plus accrued interest, of approximately $9.5 million, against which an allowance of $5.7 million has been established. Based on the volume of total loans funded through June 30, 2005, we may be required to purchase additional loans of approximately $4.8 million, half of which would be funded with amounts currently deposited in a reserve account.

The private student loans subject to our purchase agreement with Stillwater are made by Stillwater to students at our schools whose credit scores are less than the minimum credit scores required pursuant to our recourse loan agreement with Sallie Mae. Given the relatively high risk nature of these loans, collection of such loans, which we may be required to repurchase, is less reasonably assured. Therefore, costs recognized in connection with this purchase agreement, which totaled $1.3 million and $2.9 million, for the three months and six months ended June 30, 2005, respectively, have been recorded as a reduction of related revenues.

9.   LITIGATION

We are, or were, a party to the following pending legal proceedings that are outside the scope of ordinary routine litigation incidental to our business:

Qui Tam Proceeding

As previously disclosed by Whitman Education Group prior to being acquired by us on July 1, 2003, several of our subsidiaries were named as defendants in a lawsuit styled United States ex. rel. Shauntee A. Payne v. Whitman Education Group, Inc., et. al. The action was a qui tam proceeding that was filed under seal by a former employee of one of Whitman’s schools, on behalf of herself and the federal government, on December 3, 2002, in the Galveston Division of the United States District Court for the Southern District of Texas. A qui tam action is a civil lawsuit brought by one or more individuals (a qui tam “relator”) on behalf of the federal government for an alleged submission to the federal government of an alleged false claim for payment. According to court documents, the federal government notified the court that it had declined to intervene in the action. As previously disclosed, on June 20, 2005, the United States District Court for the Southern District of Texas granted the parties’ joint motion to dismiss this action.

Employment Litigation

On October 31, 2003, a purported class action complaint captioned Finnigan, et. al. v. American InterContinental University Online (“AIU Online”) was filed in the Circuit Court of Cook County, Illinois, Chancery Division by three former admissions advisors of AIU Online. The case was brought on behalf of current and former admissions advisors of AIU Online who were purportedly similarly denied overtime pay from 2002 to present. We filed an answer denying the material allegtions of this complaint and denying the existence of a class. As previously disclosed, on June 17, 2005, the Court denied plaintiffs’ motion for class certification and held that the three named plaintiffs may proceed with their suit, but they must do so on an individual basis, rather than on behalf of a class.

Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of this matter. However, based on the Court’s denial of plaintiffs’ motion for class certification, we do not believe that an unfavorable outcome could have a material adverse impact on our business, result of operations, or financial conditon.

Securities Litigation

Between December 9, 2003, and February 5, 2004, six purported class action lawsuits were filed in the United States District Court for the Northern District of Illinois by and on behalf of certain purchasers of our common stock against us and two of our executive officers, John M. Larson and Patrick K. Pesch. The cases purportedly were brought on behalf of all persons who acquired shares of our common stock during specified class periods. The complaints allege that in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of our business and prospects during the putative class periods, causing the respective plaintiffs to purchase shares of our common stock at artificially inflated prices. The plaintiffs further claim that John M. Larson and Patrick K. Pesch are liable as control persons under Section 20(a) of the Act. The plaintiffs ask for unspecified amounts in damages, interest, and costs, as well as ancillary relief. Five of these lawsuits were found to be related to the first filed lawsuit, captioned Taubenfeld v. Career Education Corporation et. al. (No. 03 CV 8884), and were reassigned to the same judge.

On March 19, 2004, the court ordered these six cases to be consolidated and appointed Thomas Schroeder as lead plaintiff. On April 6, 2004, the court appointed the firm of Goodkind Labaton Rudoff & Sucharow LLP, which represents Mr. Schroeder, as lead counsel. On June 17, 2004, plaintiffs filed a consolidated amended complaint, which we moved to dismiss on July 30, 2004. On February 11, 2005, our motion to dismiss was granted, without prejudice. On April 1, 2005, plaintiffs filed a second amended complaint, which we moved to dismiss on May 20, 2005. Plaintiffs’ filed their response brief on July 8, 2005, and our reply brief is due August 8, 2005. In addition, the court has issued an order changing the caption of this matter to In re Career Education Corporation Securities Litigation.

On January 5, 2004, a derivative action captioned McSparran v. John M. Larson, et. al., was filed in the United States District Court for the Northern District of Illinois on behalf of our stockholders against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, Nick Fluge, Jacob P. Gruver, and Todd H. Steele, and CEC as a nominal defendant. Each individual defendant in this action is one of our current officers and/or directors. The lawsuit alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and breach of fiduciary duties for insider stock sales and misappropriation of information, generally based on allegations of conduct similar to that complained of in the In re Career Education Corporation Securities Litigation matter described above. The plaintiffs ask for unspecified amounts in damages, interest, and costs, as well as ancillary relief.

On October 1, 2004, the court ordered the McSparran case to be consolidated with the derivative action captioned Ulrich v. John M. Larson, et. al., which was filed in the United States District Court for the Northern District of Illinois on July 20, 2004, and names the same defendants and asserts the same claims as alleged in the McSparran matter. On November 5, 2004, plaintiffs filed an amended consolidated complaint in this matter, which the defendants moved to dismiss on December 31, 2004. Plaintiffs filed their response to defendants’ motion on February 11, 2005. Defendants’ reply in support of their motion to dismiss was filed on March 11, 2005, along with a motion for a protective order staying discovery pending resolution of defendants’ motion to dismiss. On March 18, 2005, plaintiffs filed a motion to compel the production of certain documents, which the court denied on March 24, 2005. A status hearing in this matter is scheduled on September 28, 2005.

On July 2, 2004, a derivative action captioned Xiao-Qiong Huang v. John M. Larson, et. al., was filed in the Circuit Court of Cook County, Illinois, Chancery Division, on behalf of CEC against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, Nick Fluge, and Jacob P. Gruver, and CEC as a nominal defendant. Each of the individual defendants is one of our current officers and/or directors. The lawsuit alleges breach of fiduciary duty and misappropriation of confidential information for personal profit by the individual defendants and seeks contribution and indemnification on behalf of CEC. On February 17, 2005, plaintiffs filed an amended derivative complaint in this matter, which the defendants moved to dismiss on April 4, 2005. Plaintiffs’ response to the defendants’ motion to dismiss was filed on May 20, 2005, and the defendants’ reply in support of their motion to dismiss was filed on June 20, 2005. A hearing on the defendants’ motion to dismiss is scheduled on September 12, 2005.

On November 10, 2004, a derivative suit captioned Nicholas v. Dowdell, et. al., was filed in the Chancery Court of New Castle County, Delaware, on behalf of CEC against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, Nick Fluge, and Jacob P. Gruver, and CEC as a nominal defendant. The complaint alleges breach of fiduciary duty for insider stock sales and misappropriation of confidential information, breach of fiduciary duty of good faith, and unjust enrichment and seeks a constructive trust, disgorgement of profits, damages, costs, and attorneys’ fees. On December 20, 2004, defendants filed a motion to dismiss the complaint. On February 15, 2005, defendants filed their brief in support of their motion to dismiss. On March 17, 2005, the court granted the parties’ joint motion to stay the action pending final resolution of the McSparran matter described above.

On June 3, 2005, a derivative suit captioned Romero v. Dowdell, et. al., was filed under seal in the Chancery Court of New Castle County, Delaware, on behalf of CEC against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, and CEC as a nominal defendant. The complaint alleges breach of fiduciary duty for insider stock sales, misappropriation of information for personal profit and breach of fiduciary duty of good faith, generally based on allegations of conduct similar to that complained of in the matters captioned In re Career Education Corporation Securities Litigation, McSparran v. Larson, et al., Huang v. Larson, et. al., and Nicholas v. Dowdell, et. al. On July 5, 2005, defendants filed a motion to dismiss the complaint in this matter. On July 19, 2005, the court denied the motion to dismiss, but left open the issue of whether the plaintiff has stated a “proper purpose for trial.” On July 26, 2005, we filed a motion for reargument of our motion to dismiss.

Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of these matters. An unfavorable outcome could have a material adverse impact on our business, results of operations, and financial condition.

Special Committee Investigation

As previously disclosed, our Board of Directors formed a special committee to conduct an independent investigation of allegations of securities laws violations against us. These allegations were asserted in the class action lawsuit captioned In re Career Education Corporation Securities Litigation (formerly known as Taubenfeld vs. CEC). The Special Committee retained the law firm of McDermott, Will & Emery LLP, which in turn retained the forensic accounting firm Navigant Consulting, Inc., to assist in the investigation. Among other things, the investigation reviewed the allegations related to our accounting practices and reported statistics relating to starts, student population, and placement.

As previously disclosed, the Special Committee did not find support for the claims that CEC or its senior management engaged in the securities laws violations alleged in the class action lawsuit. The Special Committee did find wrongful conduct by individual employees of CEC, but specifically found that the wrongful activity was not directed or orchestrated by our senior management.

We have undertaken a number of steps to improve our internal controls in the areas of finance and compliance, including the further development and expansion of our compliance, legal, and internal audit infrastructure processes. The Special Committee recommended additional improvements relating to our financial, compliance, and other controls. Our Board of Directors and senior management are continuing to evaluate the results and recommendations of the special committee. Our Board of Directors has requested that the Special Committee and its counsel remain in place to conduct further investigations, as appropriate. Currently, the special committee is reviewing assertions related to the claims of securities violations made for the first time, and not previously examined, in the second amended complaint filed by the plaintiffs in the class action lawsuit captioned In re Career Education Corporation Securities Litigation.

Action Against Former Owners of Western School of Health and Business Careers

On March 12, 2004, we and WAI, Inc. (“WAI”), our wholly-owned subsidiary, filed suit in the United States District Court for the Western District of Pennsylvania, Pittsburgh Division, against the former owners of Western School of Health and Business Careers (“Western”), located in Pittsburgh, Pennsylvania. In the lawsuit, we allege that the former owners of Western made material misrepresentations of fact and breached certain representations and warranties regarding the accreditation of several programs of study offered by Western and seek full indemnification for all losses, costs, and damages, including attorneys’ fees, resulting from the alleged misrepresentation and breaches. On July 12, 2004, we filed a similar complaint in the Court of Common Pleas of Allegheny County, Pennsylvania, and subsequently voluntarily dismissed the federal lawsuit. The defendants filed an Answer and New Matter in response to the state court complaint on December 3, 2004. On January 24, 2005, we filed a response to the New Matter, which is a series of factual assertions akin to affirmative defenses.

The misrepresentations alleged by us in this matter came to light during a routine change of ownership review undertaken by the Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”), subsequent to our acquisition of Western in August 2003. The ACCSCT notified us on March 4, 2004, of discrepancies in accreditation documents related to several academic programs, and Western immediately suspended marketing, new enrollments, and disbursement of funds issued under federal programs of student financial assistance authorized by Title IV of the Higher Education Act of 1965, as amended, (“Title IV Programs”), for all affected academic programs. Western promptly applied for approval of all academic programs referenced in the lawsuit, and, in June 2004, both the ACCSCT and the U.S. Department of Education (“ED”) issued approvals for the diploma programs. Western then resumed marketing, enrolling new students, and disbursement of Title IV Program aid to students in the diploma programs. On July 12, 2004, the ACCSCT approved the degree programs effective upon a demonstration that several stipulations had been addressed. Western addressed these stipulations to the satisfaction of the ACCSCT, and marketing, enrollment of new students, and disbursing of Title IV Program funds to students in the degree programs has since resumed.

We are working in close cooperation with the ACCSCT and the ED officials to resolve any remaining issues in a manner that will best serve the interest of our students at Western. As a result of this matter, we may be required to reimburse the ED for Title IV Program funds improperly disbursed in relation to the affected programs. The pending lawsuit seeks to recover any such funds from the former owners of Western.

Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of this matter.

Student Litigation

On July 19, 2004, an amended complaint captioned Outten, et. al., v. Career Education Corporation, et. al., was filed in the Superior Court of the State of California, County of Los Angeles, against us and American InterContinental University (“AIU”). We have filed an answer to the amended complaint, denying all material allegations therein, and have raised various affirmative defenses. On October 6, 2004, plaintiffs filed a second amended complaint, which added individuals who are current and former employees of AIU. The second amended complaint alleges that AIU violated the California unfair competition law, the California Consumer Legal Remedies Act, and the California Education Code, and engaged in common law consumer fraud by allegedly misleading potential students regarding AIU’s placement, retention, and matriculation rates, and engaging in financial aid and admission improprieties. The suit appears to have been brought on behalf of all current and prior attendees of AIU residing in California. The plaintiffs, on behalf of the putative class, seek unspecified damages, interest, and costs, as well as injunctive relief. On March 10, 2005, we filed an answer to the second amended complaint as well as a cross-complaint. The parties are currently engaged in discovery. On July 16, 2005, plaintiffs agreed to dismiss individual defendant Swinhart, a former employee of AIU. On June 24, 2005, the court ruled that this action was related to another action captioned Thurston v. Brooks College, which is described below.

On October 13, 2004, a purported class action complaint captioned Viles v. Ultrasound Technical Services, Inc., et. al., was filed in Broward County, Florida against us and a subsidiary we acquired in June 2003, Ultrasound Technical Services, Inc., currently known as Sanford Brown Institute (“UDS”). The action was purportedly brought on behalf of all persons who attended UDS’ Diagnostic Medical Sonography Program or Cardiovascular Technology Program in the State of Florida at any time during the period of October 12, 2000, to the present. The complaint alleges that UDS violated the Florida Trade and Deceptive Practices Act by misrepresenting placement rates, potential salaries, and accreditation, falsifying clinical training records, failing to properly supervise students, failing to provide competent faculty and proper equipment, and admitting more students than UDS had room to properly educate. On April 7, 2005, defendants filed motions to compel arbitration and transfer venue to Miami-Dade County, Florida. The parties have agreed to transfer venue to Miami-Dade County.

On February 4, 2005, a purported class action complaint captioned Nilsen v. Career Education Corporation, et. al., was filed in the Superior Court of the State of California, County of Santa Barbara, against us and one of our subsidiaries, Brooks Institute of Photography (“BIP”). The action was purportedly brought on behalf of all individuals who attended BIP from February 4, 2001, to the present. The complaint alleges that BIP violated the California Education Code, Consumer Legal Remedies Act, and California unfair competition law by allegedly misleading potential students regarding BIP’s placement rates and by engaging in false and misleading advertising. The plaintiffs seek injunctive relief, disgorgement profits, punitive damages, interest, and attorneys’ fees and costs. On April 11, 2005, we filed a demurrer (a request to the court to dismiss) to all causes of action in the complaint, which is scheduled to be heard on August 2, 2005. The parties are currently engaged in discovery related solely to the issue of class certification.

On March 21, 2005, a purported class action complaint captioned Thurston v. Brooks College, et. al., was filed in the Superior Court for the State of California, County of Los Angeles, against one of our subsidiaries, Brooks College. The complaint was purportedly filed on behalf of all current and former attendees of Brooks College. The complaint alleges that Brooks College violated the California Business and Professionals Code and Consumer Legal Remedies Act by allegedly misleading potential students regarding Brooks College’s admission criteria, transferability of credits, and retention and placement statistics and by engaging in false and misleading advertising. Plaintiffs seek injunctive relief, compensatory, punitive and exemplary damages, attorneys’ fees, and other relief the court deems appropriate. By joint stipulation, this action was transferred to Los Angeles Superior Court. On June 24, 2005, the court ruled that this action was related to the case captioned Outten, et. al. vs. Career Education Corporation, et al., which is described above.

On June 24, 2005, a purported class action captioned Benoit, et al. v. Career Education Corporation, et. al., was filed in Hillsborough County, Florida against us, Ultrasound Technical Services, Inc., and UDS. The action is purportedly brought on behalf of all persons who have been enrolled in the Medical Billing and Coding Program (“MBC program”) at the Tampa campus of UDS in the last four years. The complaint alleges that the defendants breached enrollment contracts with the plaintiffs and other class members and violated the Florida Deceptive and Unfair Trade Practices Act (the “Act”) by, among other things, failing to properly train students, failing to offer and require sufficient hours of course work, failing to provide properly trained instructors, failing to provide appropriate curriculum consistent with the represented degree, failing to award the represented degree, failing to provide adequate career placement services, and misrepresenting that they would provide such services. The complaint also alleges that the defendants “padded” the MBC program curriculum to charge greater tuition, purportedly in violation of the Act. Plaintiffs seek actual damages, attorneys’ fees and costs, and other relief as the court deems appropriate.

Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of these matters. An unfavorable outcome could have a material adverse impact on our business, results of operations, and financial condition.

Other Litigation

In addition to the legal proceedings and other matters described above, we are also subject to a variety of other claims, suits, and investigations that arise from time to time in the ordinary conduct of our business, including, but not limited to, claims involving students or graduates and routine employment matters. While we currently believe that such claims, individually or in aggregate, will not have a material adverse impact on our financial position or our results of operations, the litigation and other claims noted above are subject to inherent uncertainties, and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur in any one or more of these matters, there exists the possibility of a material adverse impact on our business, reputation, financial condition, and on the results of operations for the period in which the effect becomes reasonably estimable.

10.   SHARE-BASED COMPENSATION

We account for share-based employee compensation in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (“Opinion 25”) and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) related to share-based compensation issued to employees, including stock options and employee share purchase plans. For share-based compensation issued to employees during the three months and six months ended June 30, 2005 and 2004, compensation expense reflected in net income in the accompanying unaudited condensed consolidated statements of income was not significant. Had we applied the fair value recognition provisions of SFAS 123 to share-based employee compensation during the three months and six months ended June 30, 2005 and 2004, our net income and earnings per share would have been as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
	(In thousands, except per share amounts)
Net income, as reported	$52,763	$36,623	$108,685	$75,217
Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(4,330)	(4,336)	(7,828)	(7,562)
Pro forma net income	$48,433	$32,287	$100,857	$67,655
Basic earnings per share—
As reported	$0.51	$0.36	$1.05	$0.75
Pro forma	$0.47	$0.32	$0.98	$0.67
Diluted earnings per share—
As reported	$0.50	$0.35	$1.03	$0.72
Pro forma	$0.46	$0.31	$0.96	$0.64

During the three months and six months ended June 30, 2005 and 2004, the fair value of each stock option was estimated on the date of grant based on the Black-Scholes option pricing model. The weighted average fair value of the stock options granted during the three months and six months ended June 30, 2005 and 2004, and assumptions used to value the stock options were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Dividend yield	—	—	—	—
Risk-free interest rate	3.8%	3.4%	3.8%	3.3%
Volatility	50%	50%	50%	50%
Expected life (in years)	4	4	4	4
Weighted average fair value of options granted	$14.90	$21.28	$15.00	$21.27

The pro forma results of operations summarized above are not likely to be indicative of pro forma results that may be expected in future periods as stock options vest over several years, pro forma compensation expense is recognized as the stock options vest, and additional stock option awards may be granted.

Costs associated with stock options issued to non-employees are recorded in accordance with SFAS 123. Such costs were not significant during the three months and six months ended June 30, 2005 and 2004.

11.   COMPREHENSIVE INCOME

The components of comprehensive income during the three months and six months ended June 30, 2005 and 2004, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
	(In thousands)
Net income	$52,763	$36,623	$108,685	$75,217
Other comprehensive income (loss)
Foreign currency translation	(2,228)	(397)	(3,755)	(1,459)
Unrealized gain (loss) on investments	(73)	(54)	(73)	149
Comprehensive income	$50,462	$36,172	$104,857	$73,907

12.   WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted income per share during the three months and six months ended June 30, 2005 and 2004, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Basic common shares outstanding	102,789	101,471	102,690	100,877
Common stock equivalents	2,411	4,013	2,506	4,151
Diluted common shares outstanding	105,200	105,484	105,196	105,028

13.   SEGMENT REPORTING

We have two reportable segments: the Colleges, Schools, and Universities (“CSU”) segment and the Online Education Group (“OEG”) segment. Both segments are comprised of for-profit, postsecondary schools that offer a variety of degree and non-degree programs. The CSU segment represents an aggregation of our campus-based operating divisions and provides educational services primarily in a classroom or laboratory setting. The OEG segment delivers educational services online through internet-based programs.

Our reportable segments have been determined based on the method by which management evaluates performance and allocates resources. Management, including our chief operating decision maker, evaluates segment performance based on segment profit. This measure of profit includes shares of affiliate earnings for the CSU segment, which was $1.4 million and $1.2 million, and $3.2 million and $2.6 million for the three months and six months ended June 30, 2005 and 2004, respectively, and excludes interest income, interest expense, miscellaneous income and expense and any unallocated corporate expenses. Adjustments to reconcile segment results to consolidated results are reflected in “Corporate and other,” which includes unallocated corporate activity and eliminations.

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

During 2004, we corrected our revenue recognition policy with respect to Culinary and Health Education programs with externships at certain of our CSU campuses. Prior period financial statements and the notes thereto, including segment financial information, have been restated to reflect the impact of the change in our revenue recognition policy. Refer to Note 2 of the unaudited condensed consolidated financial statements for further detail.

Summary financial information by reportable segment is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
	(In thousands)
Revenue:
CSU	$326,829	$310,976	$679,995	$632,575
OEG	170,634	93,086	327,904	168,852
Total revenue	$497,463	$404,062	$1,007,899	$801,427
Segment Profit:
CSU	$29,785	$32,078	$79,875	$73,868
OEG	70,154	40,540	138,793	76,084
	99,939	72,618	218,668	149,952
Reconciling items:
Corporate expenses and other, net	(16,747)	(11,140)	(34,753)	(23,398)
Interest income	4,280	538	5,987	890
Interest expense	(420)	(713)	(856)	(1,542)
Miscellaneous expense	(200)	(10)	(758)	(15)
Total income before provision for income taxes	$86,852	$61,293	$188,288	$125,887
Depreciation and Amortization:
CSU	$16,049	$11,159	$29,803	$22,146
OEG	1,283	553	2,428	1,058
Corporate & other	2,501	1,508	4,803	2,783
Total depreciation and amortization	$19,833	$13,220	$37,034	$25,987

	As of June 30,
	2005	2004
		(Restated)
	(In thousands)
Total Assets:
CSU	$1,397,368	$1,422,300
OEG	271,392	172,108
Corporate & other	(164,118)	(403,416)
Total assets	$1,504,642	$1,190,992

Our principal operations are located in the United States, and our results of operations and long-lived assets in geographic regions outside of the United States are not significant. During the three months and six months ended June 30, 2005 and 2004, no individual customer accounted for more than 10% of our consolidated revenues.

14.   REGULATORY MATTERS

Our schools are subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act (“HEA”) and the regulations promulgated thereunder by the U.S. Department of Education (“ED”) subject our U.S. institutions to significant regulatory scrutiny on the basis of numerous standards that our schools must satisfy to participate in the various federal student financial assistance programs under Title IV of the HEA (“Title IV Programs”).

The following is an update on selected recent regulatory and accreditation actions affecting certain of our institutions:

Federal Regulatory Matters

U.S. Department of Education

As previously disclosed, the ED notified us in June 2005 that it is reviewing our previously announced restated consolidated financial statements and our annual compliance audit opinions for the years 2000 through 2003. At the same time, the ED also advised us that it is reviewing other open issues and concerns at our institutions, including pending Title IV Program reviews that have taken place at Collins College in Tempe, Arizona (“Collins”), Pennsylvania Culinary Institute in Pittsburgh, Pennsylvania (“PCI”), and Brooks College in Long Beach, California (“Brooks College”). The ED has indicated that until these matters are addressed to its satisfaction, it will not approve any new applications by us for pre-acquisition review or change of ownership. The ED has further advised us that during this period, it will not approve applications for any additional locations. However, the ED has confirmed that it will not delay its review and certification of certain of our previously submitted and pending applications for additional locations.

In July 2005, we received the ED’s interim program review determination letter concerning the Collins program review. In that letter, the ED accepted Collins’ explanations for certain issues initially raised by the ED but required Collins to submit extensive additional information and documentation, including several file reviews. We intend to respond in full to each of the remaining open items in this program review, and to complete the requested file reviews. In May 2005, we received the ED’s program review report on the PCI program review, and we are in the process of responding to the findings in that report. In February 2005, the ED initiated a program review at Brooks College, but the ED has not yet issued a program review report identifying any findings from that review. An additional ED program review is currently pending for Gibbs College in Livingston, New Jersey, and its branch campus, Katharine Gibbs School in Piscataway, New Jersey.

We are committed to resolving all issues identified in connection with these program reviews and ensuring that our schools operate in compliance with all applicable Title IV Program requirements.

During the first quarter of 2005, the ED’s Office of Inspector General (“OIG”) conducted an audit to determine whether or not Sanford Brown College (“SBC”) complied with the 90-10 Rule, Section 102(b)(1)(F) of the HEA, during 2003 and has sufficient, reliable accounting records to support the calculation. The 90-10 Rule states that, to be eligible for Title IV Program participation, an institution may derive no more than 90 percent of its cash receipts from Title IV Programs. OIG’s audit testing has been completed, but we have not yet received a final audit report from the OIG. However, based on our calculation, SBC received less than 90 percent of its 2003 cash receipts from Title IV Programs. In addition, an OIG audit of Sanford-Brown Institute—Atlanta’s (“SBI—Atlanta”) compliance with the 90-10 Rule during 2003 is currently in process. However, based on our calculation, SBI—Atlanta received less than 90 percent of its 2003 cash receipts from Title IV Programs.

We cannot predict the outcome of these ED actions, and any unfavorable outcomes could have a material adverse effect on our business, results of operations, and financial condition. We have evaluated these matters in connection with our ongoing evaluation of indefinite-lived intangible assets for impairment.

SEC and Department of Justice Investigations

On January 7, 2004, we received notification from the Midwest Regional Office of the SEC that it was conducting an inquiry concerning us and requested that we voluntarily provide certain information. On June 22, 2004, the SEC notified us that it was conducting a formal investigation.

As part of its investigation, the SEC recently sent a request for information about the documentation collected to verify that enrolled students at certain of our schools are high school graduates or the recognized equivalents, such as receipt of a General Educational Development certificate. Except in certain circumstances not applicable to our institutions, status as a high school graduate or its recognized equivalent, is a prerequisite for students to receive Title IV Program funds. The ED guidance provides that students may evidence such status either by submission of relevant documentation or by making an affirmation to that effect. Certain state regulatory bodies and accrediting commissions may have different documentation requirements. We are in the process of compiling the requested information.

The SEC’s investigation is ongoing and we intend to continue to fully cooperate with the SEC.

As previously disclosed, as a result of our inquiry to the Department of Justice, we have been advised that the Department of Justice is conducting an investigation concerning us.

State Regulatory Matters

International Academy of Design and Technology—San Antonio (“IADT—San Antonio”).   On June 1, 2005, the Texas Workforce Commission granted IADT—San Antonio a Certificate of Approval for two diploma programs submitted on behalf of IADT—San Antonio. On May 4, 2005, a letter of intent to submit an application for approval to offer associate degree programs was submitted to the Texas Higher Education Coordinating Board (“THECB”). On July 25, 2005, the Accrediting Council for Independent Colleges and Schools (“ACICS”) notified us of its approval of IADT—San Antonio as a branch campus of IADT—Tampa and of its approval of accreditation for the two programs cited above. On July, 27, 2005, the THECB notified IADT—San Antonio that it would not consider the application until the ED granted the campus eligibility to participate in Title IV Programs.

International Academy of Design and Technology—Sacramento (“IADT—Sacramento”).   On June 20, 2005, the California Bureau for Private Postsecondary and Vocational Education (“BPPVE”) granted IADT—Sacramento a temporary approval to operate through May 31, 2006. A temporary approval is an interim designation pending a qualitative review and assessment of the institution. Approved programs include both associate and bachelor degrees in Fashion Design and Marketing, Interior Design, Criminal Justice, and Visual Communication. On July 25, 2005, the ACICS notified us of approval of IADT—Sacramento as a branch campus of IADT—Tampa and of its approval of accreditation for the programs listed above.

Sanford Brown College—Milwaukee (“SBC—Milwaukee”).   On February 15, 2005, the Wisconsin Educational Approval Board granted SBC—Milwaukee a Certificate of Approval for the following seven programs: Diplomas in Medical Assistant and Medical Coding/Billing Specialist, Associate Degrees in Business Administration, Criminal Justice, and Medical Assistant, and Bachelor Degrees in Business Administration and Criminal Justice. On April 21, 2005, the ACICS notified us of approval of SBC—Milwaukee as a branch campus of Sanford Brown College—Fenton and of its approval of accreditation for the programs listed above. SBC—Milwaukee’s first students matriculated on June 27, 2005.

Kitchen Academy—Hollywood (“KA—Hollywood”).   On September 23, 2004, the BPPVE granted KA—Hollywood a temporary approval to operate through September 18, 2005. Approved programs include diplomas in both professional culinary arts and professional baking and pastry. On April 25, 2005, the ACICS notified us of approval of KA—Hollywood as a branch campus of Southern California School of Culinary Arts and of its approval of accreditation for the programs listed above. KA—Hollywood’s first students matriculated on July 11, 2005.

Brooks Institute of Photography (“BIP”).   As previously disclosed, on July 11, 2005, BIP received a notice of conditional approval (“Notice”) to operate from the BPPVE for a period of two years, through June 30, 2007. The BPPVE conditioned the approval based on, among other things, findings of what the BPPVE contends to be pervasive provision of false and misleading information about potential salaries, false and misleading information about certain placement services and statistics, and BIP’s alleged improper calculation of contributions to the state tuition recovery fund. We and BIP are closely investigating these allegations, and preliminarily believe them to be false and/or grossly exaggerated. This investigation of the facts is ongoing.

BIP has requested an administrative hearing to contest what it believes to be unfair, unwarranted, and unsupported findings and conditions. Moreover, BIP believes that the BPPVE has applied legal standards that do not apply to BIP and purports to impose conditions that are not available to the BPPVE. By requesting a hearing, BIP has stayed the application of the conditions until after this matter is resolved by agreement or by final order issued after the administrative hearing.

We are committed to resolving any issues that may place conditions on BIP’s approval to operate and to fully and fairly disclosing information to BIP’s students and the BPPVE. This Notice only relates to BIP and does not impact operations at any of our other schools.

The conditions that the BPPVE may impose on BIP’s approval to operate if we are unsuccessful in resolving the issues outlined in the Notice include, among others things, limitations on BIP’s right to enroll students until BIP verifies and discloses certain placement information for each 2003 graduate and provides certain assurances about information to be described in manuals used by admissions representatives. Also, BIP’s approval to operate is contingent upon BIP and the BPPVE reaching an agreement for BIP to make some form of unspecified “restitution” to all students enrolled from May 4, 1999 to the present.

Lehigh Valley College (“Lehigh”).   The Bureau of Consumer Protection of the Office of Attorney General in Pennsylvania (“Pennsylvania AG”) has notified Lehigh that it has begun a review into the business practices of the school. The Pennsylvania AG has requested certain documents, including information relating to Lehigh’s recruitment practices, student complaints, and financial aid policies and procedures. The inquiry appears to have been prompted by local negative press coverage, and we intend to fully cooperate with the Pennsylvania AG during the course of its inquiry.

Sanford Brown Institute—Iselin (“SBI—Iselin”).   On May 6, 2005, SBI—Iselin received a letter from the New Jersey Department of Labor and Workforce Development (“DLWD”) expressing concerns regarding allegations against SBI—Iselin reported in a 60 Minutes segment that aired on January 30, 2005. The letter requested that the school provide the DLWD with an explanation of the issues raised in the 60 Minutes story and an argument that would convince the DLWD that SBI—Iselin should be allowed to continue to operate. The school submitted a formal written response on July 17, 2005, and awaits further communication from the DLWD.

We cannot predict the outcome of these state regulatory matters, and any unfavorable outcomes could have a material adverse effect on our business, results of operations, and financial condition. We have evaluated these matters in connection with our ongoing evaluation of indefinite-lived intangible assets for impairment.

Accreditation Matters

Le Cordon Bleu College of Culinary Arts Atlanta (“LCB—Atlanta”).   In a letter dated March 11, 2005, LCB—Atlanta was directed by the Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”) to show cause why its accreditation should not be withdrawn on the basis of LCB—Atlanta’s untimely filing of a Program Advisory Committee report requested by the ACCSCT. Specifically, LCB—Atlanta failed to submit the required Report prior to the ACCSCT’s February 2005 Commission meeting. LCB—Atlanta subsequently provided the report on February 3, 2005, which submission was acknowledged by the ACCSCT in its March 11, 2005 letter. LCB—Atlanta submitted an additional response to the ACCSCT on April 12, 2005. The ACCSCT considered LCB—Atlanta’s responses to the show-cause directive, including the previously requested Program Advisory Committee Report, at its May 2005 Commission meeting. On June 8, 2005, the ACCSCT notified LCB—Atlanta that it had vacated its order to show cause.

American InterContinental University (“AIU”).   As previously disclosed, the Commission on Colleges of the Southern Associations of Colleges and Schools (“SACS”) placed AIU on Warning status in June 2004. In December 2002, AIU’s accreditation was reaffirmed for the normal 10-year period, through 2012. In the course of the accreditation process, the SACS requested that AIU provide additional information on several compliance matters, with the expectation that those matters be addressed within a two-year timeframe. In placing AIU on Warning status, the SACS advised AIU that it had satisfactorily addressed a majority of those matters. The SACS requested AIU to satisfy the remaining compliance matters by December 2004, the end of the two-year period. As requested by the SACS, AIU submitted its report to the SACS in September 2004, and, on December 10, 2004, the SACS provided written notification that AIU was removed from Warning status.

In addition, the SACS deferred consideration of substantive changes and authorized a SACS special committee to visit the institution. The SACS special committee was directed to visit AIU and evaluate the institution regarding certain of the SACS Principles of Accreditation. The SACS special committee completed its visits to certain of our AIU campuses in July 2005, and a formal report is pending.

To expand its presence in the Texas market, AIU submitted substantive change applications to open additional campuses in San Antonio and Dallas in early 2004. The applications were approved by the THECB but approval by the SACS was deferred until December 2004. During its December 2004 meeting, the SACS again deferred the applications until December 2005, pending the outcome of the SACS special committee visit discussed above. The applications with the THECB were relinquished in May 2005. Also, on July 12, 2005, we withdrew the substantive change applications for the San Antonio and Dallas locations.

Brooks College.   As we previously disclosed, the Accrediting Commission for Community and Junior Colleges of the Western Association of Schools and Colleges (“ACCJC”) placed Brooks College on

Probation in June 2004 following a re-accreditation review. At the request of the ACCJC, Brooks College provided the ACCJC with a progress report in October 2004 to address certain matters. The ACCJC conducted a follow-up visit to Brooks College, and, at its January 2005 meeting, the ACCJC continued the Probation status for Brooks College. Subsequently, the ACCJC conducted a scheduled follow-up visit to Brooks College in April 2005. As previously disclosed, the ACCJC removed Brooks College from Probation status on June 29, 2005, and reaffirmed Brooks College’s accreditation through 2010. The ACCJC has also requested that Brooks College submit a progress report by March 15, 2006.

Sanford-Brown Institute, White Plains, New York (“SBI—White Plains”).   The Accrediting Bureau of Health Education Schools (“ABHES”) conducted an unannounced visit to SBI—White Plains in February 2004 following our acquisition of the campus. The ABHES conducted a follow-up focus visit in March 2004. Because of the issues raised during the February and March visits and SBI—White Plains’ plan to relocate to new facilities in July 2004, the ABHES conducted an additional site visit at SBI—White Plains in September 2004. In October 2004, the ABHES notified SBI—White Plains that, as a result of concerns identified during the September site visit, SBI—White Plains was directed to show cause as to why its current grant of accreditation should not be withdrawn. In November 2004, SBI—White Plains submitted a timely response to the show cause directive and appeared before the ABHES in December 2004 to address any questions. SBI—White Plains continues to be on show cause with the ABHES. SBI—White Plains filed a written response with the ABHES in April 2005, underwent an on-site evaluation on April 15, 2005, and appeared before the ABHES at its most recent commission meeting on July 11, 2005. By letter dated July 25, 2005, the ABHES informed us that it had reviewed SBI—White Plains’ application for change of ownership and that it had decided to continue the show-cause directive currently in effect. The ABHES directed SBI—White Plains to submit certain information to it in response to the show-cause directive for both its main campus and its branch campus in Springfield, Massachusetts by October 1, 2005.

Gibbs College—Livingston and Katharine Gibbs School—Piscataway.   The Gibbs College—Livingston and Katharine Gibbs School-Piscataway campuses have been candidates for regional accreditation with the Middle States Commission on Higher Education (“Middle States”) since November 2003. The campuses were required to show cause at a site visit by the Middle States in April 2005 as to why their regional accreditation candidacy should continue. Since the regional accreditor is not the campuses’ primary accreditor, the only effect of the show cause is to determine whether the two campuses will be allowed to continue to pursue initial regional accreditation with the Middle States. On June 10, 2005, Gibbs College—Livingston and Katharine Gibbs School—Piscataway voluntarily withdrew their candidacy for regional accreditation status.

We cannot predict the outcome of these accreditation actions, and any unfavorable outcomes could have a material adverse effect on our business, results of operations, and financial condition. We have evaluated these matters in connection with our ongoing evaluation of indefinite-lived intangible assets for impairment.

15.   STOCK REPURCHASE PROGRAM

On July 28, 2005, our Board of Directors authorized us to repurchase up to an aggregate of $300.0 million of shares of our common stock pursuant to a stock repurchase program. The stock repurchase program will be funded using our working capital. As of June 30, 2005, we had cash, cash equivalents and available-for-sale investments of approximately $459.3 million. Our Board of Directors has authorized management to repurchase shares of our common stock under the stock repurchase program on the open market or in private transactions from time to time, depending on market and other conditions. The repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations Overview

Management’s Discussion and Analysis (“MD&A”) is intended to assist the reader in understanding our financial results and position, critical accounting policies, and significant business developments. MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes appearing elsewhere herein. Highlights of the individual sections of MD&A are as follows:

•       Special Note on Forward-Looking Statements—cautionary information about forward-looking statements.

•       Our Business—a general description of our business and a discussion of corporate governance developments.

•       Summary of Critical Accounting Policies—a discussion of accounting policies that we believe are both most critical to our financial condition and results of operations and require management’s most subjective, or complex judgments and estimates.

•       Results of Operations—an analysis of our consolidated results of operations for the three months and six months ended June 30, 2005 and 2004, reflected in our unaudited condensed consolidated statements of income.

•       Liquidity, Capital Resources, and Financial Position—a discussion of primary cash flows sources, cash flows for the three months and six months ended June 30, 2005 and 2004, financial position, contractual obligations, and our stock repurchase program.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, performance and business prospects, and opportunities. We have used words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” and similar expressions, but these words are not the exclusive means of identifying these forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, that could cause our actual growth, results of operations, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments or changed circumstances, or for any other reason. These risks and uncertainties, the outcomes of which could materially and adversely affect our financial condition and operations, include the following:

•       risks related to our ability to comply with, and the impact of changes in, legislation and regulations that affect our ability to participate in student financial aid programs, including the regulatory matters described herein;

•       costs, risks and effects of legal and administrative proceedings and investigations and governmental regulations, including the pending SEC and Justice Department investigations, and class action, derivative, and other lawsuits;

•       risks related to our ability to comply with accrediting agency requirements or obtain accrediting agency approvals;

•       costs and difficulties related to the integration of acquired businesses;

•       risks related to our ability to manage and continue growth;

•       future financial and operational results;

•       risks related to competition, general economic conditions, and other risk factors related to our industry; and

•       the factors discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risks Related to Our Business” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2004.

OUR BUSINESS

General

We are one of the largest providers of private, for-profit, postsecondary education. We have segregated our operations into two distinct operating segments, our College, Schools and Universities (“CSU”) segment and our Online Education Group (“OEG”) segment. Our CSU segment represents an aggregation of our traditional “brick-and-mortar” campuses through which we provide educational services primarily in a classroom or laboratory setting at more than 80 campuses located throughout the United States and in France, Canada, the United Kingdom, and the United Arab Emirates. Our OEG segment operates two online educational platforms, American InterContinental University Online (“AIU Online”) and Colorado Technical University Online (“CTU Online”), that deliver educational services through internet-based programs.

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

•       Culinary Arts

•       Health Education

•       Information Technology

•       Visual Communication and Design Technologies

We have experienced significant growth both organically and through acquisitions. Since our inception in January 1994, we have completed 26 acquisitions and have opened 14 branch start-up campuses. Sanford Brown College-Milwaukee, a branch campus of Sanford Brown College-Fenton, commenced operations during the second quarter of 2005, and Kitchen Academy-Hollywood, a branch campus of the Southern California School of Culinary Arts, commenced operations during July 2005. As discussed in Note 14 “Regulatory Matters” in the notes to our unaudited, condensed, consolidated financial statements included herein, until we address certain matters to its satisfaction, the ED has placed restrictions on our ability to obtain Title IV Program funding for acquired or start-up campuses in the United States.

Our total student population as of July 31, 2005, was approximately 92,000 students, including total OEG student population as of July 31, 2005, of approximately 30,000 students.

During the last three months of 2004 and the first six months of 2005, our Gibbs division schools, which are included in our CSU segment, have experienced a significant decline in student population relative to student population in prior periods. This decline in student population has resulted in a decrease in revenue for the division relative to prior periods and has negatively impacted the profitability of our CSU segment as a whole. We continue to expect limited growth and low levels of profitability from the Gibbs division in the near term. Our management is devoting increased attention to the Gibbs division in an effort to improve the division’s performance.

Additionally, we believe that recent negative press coverage regarding us and certain of our schools may be adversely impacting (1) the rate at which our leads for prospective students are converting into enrolled students and (2) the rate at which our enrolled students are starting school.  However, the negative press coverage does not appear to have adversely affected our lead volume or lead cost in most of the markets that we serve.

Seasonality

The results of operations of our CSU segment fluctuate primarily as a result of changes in the level of student enrollment at our campuses. Our institutions experience a seasonal increase in new enrollments in the fall, traditionally when the largest number of new high school graduates begins postsecondary education. Furthermore, although we encourage year-round attendance at all campuses, certain of our programs at certain schools include summer breaks. As a result of these factors, total student enrollment and revenue are typically highest in the fourth quarter (October through December) and lowest in the second quarter (April through June). CSU operating costs do not fluctuate as significantly on a quarterly basis, except for admissions and advertising expenses, which are typically higher during the second quarter and third quarter in support of seasonally high enrollments. We anticipate that these seasonal trends will continue.

The results of operations of AIU-Online fluctuate primarily as a result of the school’s academic calendar and, more specifically, the number of instructional days in each quarter.  Historically, the number of revenue-generating instructional days has been highest during the first and second quarters (January through June), lower in the third quarter (July through September), and lowest during the fourth quarter (October through December).  Our operating costs do not fluctuate as significantly on a quarterly basis.  We anticipate that these seasonal trends will continue.

The results of operations of CTU-Online are not significantly impacted by seasonal trends, as, historically, the number of revenue-generating instructional days during each quarter has not fluctuated.

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

Other revenue consists primarily of bookstore sales, student laptop computer sales, dormitory revenue, restaurant revenue, contract training revenue, and cafeteria revenue. While some of our schools charge fees to employers for placement of our students, a majority of our placement services are provided at no cost to employers and do not result in the recognition of placement revenue. We do not charge fees to any of our students as a result of a student’s placement. Placement revenue for the three months and six months ended June 30, 2005 and 2004, was insignificant.

Operating Expenses

Educational services and facilities expense includes costs directly attributable to the educational activity of our schools, including among other things, salaries and benefits of faculty, academic administrators, and student support personnel, costs of educational supplies and facilities, including rents on school leases, distance learning costs, certain costs of establishing and maintaining computer laboratories, costs of student housing, owned and leased facility costs, royalty fees paid to Le Cordon Bleu, and certain student financing costs. Also included in educational services and facilities expenses are costs of other goods and services provided by our schools, including, among other things, costs of textbooks, laptop computers, dormitory services, restaurant services, contract training, and cafeteria services.

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

Share of Affiliate Earnings

Share of affiliate earnings represents our share of the income of American University (“AU”) Dubai, in which we hold an approximate 30% minority interest. Our interest in AU-Dubai is accounted for using the equity method, and, therefore, the entity’s financial statements are not consolidated into our financial statements.

Miscellaneous Income (Expense)

Miscellaneous income (expense) includes certain non-operating transactions, such as gains or losses on the disposition of property and equipment, realized gains or losses on foreign currency exchange, realized gains or losses on the sale of investments, and gains or losses on assets held in our Rabbi Trust.

Litigation and Regulatory Matters

Please see Note 9 “Litigation” and Note 14 “Regulatory Matters” in the notes to our unaudited, condensed, consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion of selected litigation and regulatory matters.

Corporate Governance Developments

On May 20, 2005, our Board of Directors unanimously decided to expand the Board to add two new independent director positions. The new director positions will increase the Board’s size to the nine-member maximum established by our charter. The Board retained an executive recruiting firm to conduct the search for new directors, and the search is ongoing.

In May 2005, our Board of Directors also directed its Nominating and Governance Committee (the “Committee”) to continue its evaluation of our corporate governance practices. During the review process, the Committee examined a full range of corporate governance measures, including a number of governance practices and policies that we already had in place. The Committee’s review included consultations with corporate governance experts and shareholders holding a majority of our shares.

During July of 2005, the Board of Directors approved certain other corporate governance directives, as discussed below.

On July 28, 2005, our Board of Directors approved an amendment to our Rights Agreement dated as of May 28, 2002, with Computershare Investor Services, LLC, as Rights Agent (“Shareholder Rights Plan”), commonly referred to as a “poison pill,” to accelerate the final expiration date of the preferred share purchase rights issued under the plan. On July 29, 2005, we entered into an amendment to our Shareholder Rights Plan to accelerate the final expiration date of the preferred share purchase rights issued under the plan. Under the terms of the amendment, the preferred share purchase rights will expire at the close of business on August 15, 2005, rather than May 28, 2012, as initially provided under the plan. Our Shareholder Rights Plan will terminate immediately upon the expiration of the purchase rights.

Additionally, the Board of Directors agreed to adopt minimum stock ownership guidelines for its senior management and Directors.  Pursuant to a proposed Executive Officer Stock Ownership Program (the “Program”), Program participants would be required to maintain ownership of our common stock with a market value equivalent to a specified multiple of their base salary or, in the case of directors, a specified multiple of their annual retainer (“Ownership Targets”). The proposed Program would be effective September 1, 2005, and Program participants would be required to meet Ownership Targets within five years of such date, or, in the case of new participants, within five years after the date that they became a participant of the Program.  There are currently approximately 20 officers and directors who will be required to participate in the Program.

The Board of Directors also adopted other measures to enhance our governance practices, including a policy requiring approval for Board member participation on other Boards and a policy requiring continuing education for all Board members.

Summary of Critical Accounting Policies

We have identified the accounting policies listed below as those that we believe are most critical to our financial condition and results of operations, and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties. This section should be read in conjunction with Note 4 to our consolidated financial statements as of and for the year ended December 31, 2004, included in our Annual Report on Form 10-K for the year ended December 31, 2004, which includes discussion of other significant accounting policies.

Revenue Recognition

Our revenue is derived primarily from academic programs taught to students who attend our schools. We generally segregate our revenue into two categories, (1) tuition and registration fees and (2) other revenues.

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

Other revenue consists of, among other things, bookstore sales, student laptop computer sales, dormitory revenue, restaurant revenue, contract training revenue, and cafeteria revenue. Revenue from dormitory and cafeteria services is generally billed to a student at the beginning of an academic term and is recognized on a straight-line basis over the term of a student’s dormitory and cafeteria use. Other dormitory and cafeteria revenue, as well as student laptop computer sales, bookstore sales, placement revenue, restaurant revenue, and contract training revenue, is billed and recognized as services are performed or goods are delivered.

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

Contingencies

We accrue for costs associated with certain contingencies, including, but not limited to, legal proceedings and regulatory compliance matters, when such costs are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of cost over fair market value of identifiable net assets acquired through business purchases. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and indefinite-lived intangible assets are reviewed for impairment on at least an annual basis by applying a fair-value-based test. In evaluating the recoverability of the carrying value of goodwill and other indefinite-lived intangible assets, we must make assumptions regarding the fair value of our reporting units, as defined under SFAS 142. If our fair value estimates or related assumptions change in the future, we may be required to record impairment charges related to goodwill and other indefinite-lived intangible assets.

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

Results of Operations

Refer to the Summary Financial Data table below while reading the following review of our results of operations.

	Three Months				Six Months
	Ended				Ended
	June 30,				June 30,
	2005		2004		2005		2004
			(Restated)				(Restated)
	(Dollars in thousands; percentages represent percentage of total revenue)
REVENUE:
Tuition and registration fees	$475,932	95.7%	$375,627	93.0%	$960,813	95.3%	$742,530	92.7%
Other	21,531	4.3	28,435	7.0	47,086	4.7	58,897	7.3
Total revenue	497,463	100.0	404,062	100.0	1,007,899	100.0	801,427	100.0
OPERATING EXPENSES:
Educational services and facilities	153,451	30.8	136,932	33.9	309,799	30.7	265,069	33.1
General and administrative	242,403	48.8	193,617	47.9	480,393	47.7	386,407	48.2
Depreciation and amortization	19,833	4.0	13,220	3.3	37,034	3.7	25,987	3.2
Total operating expenses	415,687	83.6	343,769	85.1	827,226	82.1	677,463	84.5
Income from operations	81,776	16.4	60,293	14.9	180,673	17.9	123,964	15.5
OTHER INCOME (EXPENSE):
Interest income	4,280	0.9	538	0.1	5,987	0.6	890	0.1
Interest expense	(420)	(0.1)	(713)	(0.2)	(856)	(0.1)	(1,542)	(0.2)
Share of affiliate earnings	1,416	0.3	1,185	0.4	3,242	0.4	2,590	0.3
Miscellaneous expense	(200)	—	(10)	—	(758)	(0.1)	(15)	—
Total other income	5,076	1.1	1,000	0.3	7,615	0.8	1,923	0.2
Income before provision for income taxes	86,852	17.5	61,293	15.2	188,288	18.7	125,887	15.7
PROVISION FOR INCOME TAXES	34,089	6.9	24,670	6.1	73,903	7.4	50,670	6.3
Income from continuing operations	52,763	10.6	36,623	9.1	114,385	11.3	75,217	9.4
DISCONTINUED OPRATIONS:
Loss from discontinued operations	—	—	—	—	(5,700)	(0.5)	—	—
NET INCOME	$52,763	10.6%	$36,623	9.1%	$108,685	10.8%	$75,217	9.4%

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004, Restated

Certain amounts presented below for the three months ended June 30, 2004 have been restated to reflect the change in our revenue recognition policy with respect to Culinary and Health Education programs with externships, as discussed in Note 2 “Correction of Revenue Recognition for Culinary and Health Education Externships” to the unaudited condensed consolidated financial statements included herein.

Revenue.

Colleges, Schools and Universities (“CSU”) Revenue.   Revenue for our CSU segment for the three months ended June 30, 2005 and 2004, was as follows:

	2005	2004
		(Restated)
	(In thousands)
Tuition and registration fees	$305,982	$288,893
Other	20,847	22,083
Total revenue	$326,829	$310,976

CSU tuition and registration fee revenue increased $17.1 million or 6%, from $288.9 million in the second quarter of 2004 to $306.0 million in the second quarter of 2005. The increase is primarily attributable to revenue generated by CSU schools on a same-school basis (i.e., CSU schools acquired or opened on or prior to April 1, 2004, collectively referred to as “CSU same schools”). The CSU same-school tuition and registration fee revenue increase is attributable to tuition price increases, and a shift in student enrollment mix.

The total CSU increase is also attributable to tuition and registration fee revenue generated by CSU schools opened after April 1, 2004 (i.e., IADT—Las Vegas, IADT—Nashville, Le Cordon Bleu College of Culinary Arts-Miami, IADT—Seattle, and SBC—Milwaukee, collectively referred to as “CSU new schools”).

CSU other revenue decreased $1.2 million or 6%, from $22.1 million in the second quarter of 2004 to $20.8 million in the second quarter of 2005. The decrease is primarily attributable to decreases in student laptop sales and contract training revenue, offset, in part, by increases in bookstore sales during the period.

Online Education Group (“OEG”) Revenue.   Revenue for our OEG segment for the three months ended June 30, 2005 and 2004, was as follows:

	2005	2004
	(In thousands)
Tuition and registration fees	$169,950	$86,734
Other	684	6,352
Total revenue	$170,634	$93,086

OEG tuition and registration fee revenue increased $83.2 million or 96%, from $86.7 million in the second quarter of 2004 to $170.0 million in the second quarter of 2005. The OEG revenue growth is primarily attributable to an increase in student population during the period. Also, during the first quarter of 2004, OEG’s campuses began billing new students a single charge that covers tuition and required program materials, such as textbooks and supplies, which is included as a component of tuition and registration fee revenue. Previously, these required program materials were billed separately from tuition, and the related revenue was recorded as a component of other revenue. The impact of this change has resulted in the disproportionate growth of second quarter 2005 OEG tuition and registration fee revenue relative to the decrease in second quarter 2005 OEG other revenue, as discussed below.

OEG other revenue decreased $5.7 million or 89%, from $6.4 million in the second quarter of 2004 to $0.7 million in the second quarter of 2005. This decrease is primarily attributable to the change in tuition billing mentioned above.

Educational Services and Facilities Expense.   Educational services and facilities expense increased $16.5 million or 12%, from $136.9 million in the second quarter of 2004 to $153.5 million in the second quarter of 2005. CSU and OEG segment educational service and facilities expense increased $11.1 million and $6.0 million, respectively. The increase in CSU and OEG educational services and facilities expense accounted for approximately eight and four percentage points, respectively, of the total 12% increase.

The increase in CSU educational services and facilities expense is primarily attributable to increases in academics department salaries and benefits expense and increases in occupancy expense related to facility upgrades and expansions during 2004 and the first six months of 2005. Also contributing to the increase are costs for additional student service activities designed to improve retention and an increase in costs associated with curriculum development activities.

The increase in OEG educational services and facilities expense is attributable primarily to increases in variable expenses necessary to support the increase student population mentioned above, additional student service activities designed to improve retention, an increase in curriculum development activities, and increased occupancy costs associated with facility upgrades and expansions during 2004 and the first six months of 2005.

General and Administrative Expense.   General and administrative expense increased $48.8 million or 25%, from $193.6 million in the second quarter of 2004 to $242.4 million in the second quarter of 2005. General and administrative expense attributable to the OEG segment, Corporate and other, and the CSU segment increased $41.2 million, $5.2 million, and $2.4 million, respectively. The increase in OEG segment, Corporate and other, and CSU segment general and administrative expense accounted for approximately 21, three, and one percentage points, respectively, of the total 25% increase in general and administrative expense.

The $41.2 million increase in OEG general and administrative expense is primarily attributable to an increase in advertising, marketing, and admissions costs incurred in support of increased OEG student lead, enrollment, and start volume. The increase is also attributable to increased financial aid, career services, and other administrative costs necessary to support the increase in OEG student population mentioned above.

Corporate and other general and administrative expenses for the second quarter of 2005 and 2004 included expenses of approximately $1.5 million and $0.8 million, respectively, related to legal and other professional services fees incurred in connection with the ongoing SEC investigation, the investigation being conducted by the special committee of our Board of Directors, and shareholder class action and derivative lawsuits. These legal and other professional service fees, less the related tax benefit of $0.6 million and $0.3 million, respectively, represented $0.01 and $0.00 per diluted share for the second quarter of 2005 and 2004, respectively. We expect legal and other professional services fees to continue at elevated levels for the foreseeable future as a result of these and other matters discussed in Note 9 “Litigation” to our unaudited condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

Bad debt expense, which is included in general and administrative expense, increased $0.8 million or 4%, from $20.8 million in the second quarter of 2004 to $21.5 million in the second quarter of 2005. Bad debt expense as a percentage of revenue decreased from 5.1% during the second quarter of 2004 to 4.3% during the second quarter of 2005. The decrease in bad debt expense as a percentage of revenue is primarily attributable to a decrease in overall accounts receivable exposure, due to an improvement in CSU student retention, strong cash collections, and stricter credit practices exercised during the period. The positive effect on bad debt expense as a percentage of revenue of the factors noted above was offset, in part, by a decline in OEG student retention during the period, resulting in a shift in the relative distribution of OEG student receivable balances from in-school student receivables to out-of-school student receivables. Out-of-school student receivable balances generally pose a greater credit risk than do in-school student receivables and are subject to a greater allowance percentage.

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

Depreciation and Amortization Expense.   Depreciation and amortization expense increased $6.6 million or 50%, from $13.2 million in the second quarter of 2004 to $19.8 million in the second quarter of 2005, primarily as a result of depreciation expense recorded in connection with 2004 and 2005 capital expenditures.

Income from Operations.   Income from operations during the three months ended June 30, 2005 and 2004, was as follows:

	2005	2004
		(Restated)
	(In thousands)
CSU (excludes share of affiliate earnings)	$28,369	$30,893
OEG	70,154	40,540
Corporate, eliminations, and other	(16,747)	(11,140)
Total income from operations	$81,776	$60,293

Income from operations increased $21.5 million or 36%, from $60.3 million in the second quarter of 2004 to $81.8 million in the second quarter of 2005. Approximately $29.6 million, or 49 percentage points of the total increase, is attributable to the growth of OEG operating income. OEG operating income growth was offset, in part, by a decrease in CSU operating income of approximately $2.5 million, or four percentage points of the total increase, and an increase in net unallocated corporate expenses, of approximately $5.6 million, representing nine percentage points of the total increase.

Interest Income.   Interest income increased $3.7 million, from $0.5 million in the second quarter of 2004 to $4.3 million in the second quarter of 2005, primarily as a result of an increase in average invested cash balances. Also, during the second quarter of 2005, we invested a portion of our cash and cash equivalent balances in available-for-sale investments that generally bear higher investment yields than investments in cash equivalent securities.

Interest Expense.   Interest expense decreased $0.3 million, from $0.7 million in the second quarter of 2004 to $0.4 million in the second quarter of 2005.

Share of Affiliate Earnings.   Share of affiliate earnings from our minority interest in American University in Dubai, United Arab Emirates, which is included in the results of our CSU segment, increased $0.2 million or 19%, from $1.2 million in the second quarter of 2004 to $1.4 million in the second quarter of 2005.

Miscellaneous Expenses.   Miscellaneous expense increased $0.2 million to $0.2 million in the second quarter of 2005.

Provision for Income Taxes.   Provision for income taxes increased $9.4 million or 38%, from $24.7 million in the second quarter of 2004 to $34.1 million in the second quarter of 2005, primarily as a result of an increase in pretax income during the second quarter of 2005 of $25.6 million, offset, in part, by a reduction of our effective income tax rate from 40.25% during the second quarter of 2004 to 39.25% during the second quarter of 2005. The decrease in our effective tax rate is attributable to the impact of various tax planning strategies and favorable changes in the proportionate distribution of our total pretax income among the tax jurisdictions in which we operate. Future changes in the proportionate distribution of our total pretax income among the tax jurisdictions in which we operate may further impact our effective income tax rate.

Net Income.   Net income increased $16.1 million or 44%, from $36.6 million in the second quarter of 2004 to $52.8 million in the second quarter of 2005, due to the cumulative effect of the factors noted above.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004, Restated

Certain amounts presented below for the six months ended June 30, 2004, have been restated to reflect the change in our revenue recognition policy with respect to Culinary and Health Education programs with externships, as discussed in Note 2 “Correction of Revenue Recognition for Culinary and Health Education Externships” to the unaudited condensed consolidated financial statements included herein.

Revenue.

Colleges, Schools and Universities (“CSU”) Revenue.   Revenue for our CSU segment for the six months ended June 30, 2005 and 2004, was as follows:

	2005	2004
		(Restated)
	(In thousands)
Tuition and registration fees	$635,210	$586,293
Other	44,785	46,282
Total revenue	$679,995	$632,575

CSU tuition and registration fee revenue increased $48.9 million or 8%, from $586.3 million for the six months ended June 30, 2004, to $635.2 million for the six months ended June 30, 2005. The increase is primarily attributable to revenue generated by CSU schools on a same-school basis (i.e., CSU schools acquired or opened on or prior to January 1, 2004, collectively referred to as “CSU same schools”). The CSU same-school tuition and registration fee revenue increase is attributable to tuition price increases, a shift in student enrollment mix, and an increase in same-school student population.

The total CSU increase is also attributable to tuition and registration fee revenue generated by CSU schools opened after January 1, 2004 (i.e., IADT—Las Vegas, IADT—Nashville, Le Cordon Bleu College of Culinary Arts Miami, IADT—Seattle, and SBC—Milwaukee collectively referred to as “CSU new schools”).

CSU other revenue decreased $1.5 million or 3%, from $46.3 million for the six months ended June 30, 2004, to $44.8 million for the six months ended June 30, 2005. The decrease is primarily attributable to a decrease in contract training revenue during the period.

Online Education Group (“OEG”) Revenue.   Revenue for our OEG segment for the six months ended June 30, 2005 and 2004, was as follows:

	2005	2004
	(In thousands)
Tuition and registration fees	$325,603	$156,237
Other	2,301	12,615
Total revenue	$327,904	$168,852

OEG tuition and registration fee revenue increased $169.4 million or 108%, from $156.2 million for the six months ended June 30, 2004, to $325.6 million for the six months ended June 30, 2005. The OEG revenue growth is primarily attributable to an increase in student population during the period. Also, during the first quarter of 2004, OEG’s campuses began billing their new students a single charge that covers tuition and required program materials, such as textbooks and supplies, which is included as a component of tuition and registration fee revenue. Previously, these required program materials were billed separately from tuition, and the related revenue was recorded as a component of other revenue. The impact of this change has resulted in the disproportionate growth of second quarter 2005 OEG tuition and registration fee revenue relative to the decrease in second quarter 2005 OEG other revenue, as discussed below.

OEG other revenue decreased $10.3 million or 82%, from $12.6 million for the six months ended June 30, 2004, to $2.3 million for the six months ended June 30, 2005. This decrease is primarily attributable to the change in tuition billing mentioned above.

Educational Services and Facilities Expense.   Educational services and facilities expense increased $44.7 million or 17%, from $265.1 million for the six months ended June 30, 2004, to $310.0 million for the six months ended June 30, 2005. CSU and OEG segment educational services and facilities expense increased $31.1 million and $14.4 million, respectively. The increase in CSU and OEG educational services and facilities expense accounted for approximately 12 and five percentage points, respectively, of the total 17% increase.

The increase in CSU educational services and facilities expense is primarily attributable to increases in academic department salaries and benefits expense, increases in occupancy expense related to facility upgrades and expansions during 2004 and the first six months of 2005, and increased costs for certain academic supplies, including food inventories at our culinary schools. Also contributing to the increase are costs for additional student service activities designed to improve retention and an increase in costs associated with curriculum development activities.

The increase in OEG educational services and facilities expense is attributable primarily to increases in variable expenses necessary to support the increase student population mentioned above, additional student service activities designed to improve retention, an increase in curriculum development activities, and increased occupancy costs associated with facility upgrades and expansions during 2004 and the first six months of 2005.

General and Administrative Expense.   General and administrative expense increased $94.0 million or 24%, from $386.4 million for the six months ended June 30, 2004, to $480.4 million for the six months ended June 30, 2005. General and administrative expense attributable to the OEG segment, Corporate and other, and the CSU segment increased $80.5 million, $10.2 million, and $3.3 million, respectively. The increase in OEG segment, Corporate and other, and CSU segment general and administrative expense accounted for approximately 21, three, and one percentage points, respectively of the total 24% increase in general and administrative expense.

The $80.5 million increase in OEG general and administrative expense is primarily attributable to an increase in advertising, marketing, and admissions costs incurred in support of increased OEG student lead, enrollment, and start volume. The increase is also attributable to increased financial aid, career services, and other administrative costs necessary to support the increase in OEG student population mentioned above.

Corporate and other general and administrative expense for the six months ended June 30, 2005 and 2004, includes expenses of approximately $3.9 million and $1.6 million, respectively, related to legal and other professional services fees incurred in connection with the ongoing SEC investigation, the investigation being conducted by the special committee of our Board of Directors, and shareholder class action and derivative lawsuits. These legal and other professional service fees, less the related tax benefit of $1.5 million and $0.6 million, respectively, represented $0.02 and $0.01 per diluted share for the six months ended June 30, 2005 and 2004, respectively. We expect legal and other professional services fees to continue at elevated levels for the foreseeable future as a result of these and other matters discussed in Note 9 “Litigation” to our unaudited condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q.

Bad debt expense, which is included in general and administrative expense, decreased $1.6 million or 4%, from $40.6 million for the six months ended June 30, 2004, to $39.0 million for the six months ended June 30, 2005. Bad debt expense as a percentage of revenue decreased from 5.1% during the six months ended June 30, 2004 to 3.9% during the six months ended June 30, 2005. The decrease in bad debt expense and bad debt expense as a percentage of revenue is primarily attributable to a decrease in overall accounts receivable exposure, due to an improvement in CSU student retention, strong cash collections, stricter credit policies exercised, and proceeds from the sale of certain fully-reserved student receivables during the first quarter of 2005. The positive effect on bad debt expense and bad debt expense as a percentage of revenue of the factors noted above was offset, in part, by a decline in OEG student retention during the period, resulting in a shift in the relative distribution of OEG student receivable balances from in-school student receivables to out-of-school student receivables. Out-of-school student receivable balances generally pose a greater credit risk than do in-school student receivables and are subject to a greater allowance percentage.

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

Depreciation and Amortization Expense.   Depreciation and amortization expense increased $11.0 million or 43%, from $26.0 million for the six months ended June 30, 2004, to $37.0 million for the six months ended June 30, 2005, primarily as a result of depreciation expense recorded in connection with 2004 and 2005 capital expenditures.

Income from Operations.   Income from operations during the six months ended June 30, 2005 and 2004, was as follows:

	2005	2004
		(Restated)
	(In thousands)
CSU (excludes share of affiliate earnings)	$76,633	$71,278
OEG	138,793	76,084
Corporate, eliminations, and other	(34,753)	(23,398)
Total income from operations	$180,673	$123,964

Income from operations increased $56.7 million or 46%, from $124.0 million for the six months ended June 30, 2004, to $180.7 million for the six months ended June 30, 2005. Approximately $62.7 million, or 51 percentage points of the total increase, is attributable to the growth of OEG operating income, and approximately $5.4 million or four percentage points of the total increase is attributable to the growth of CSU operating income. This growth was offset, in part, by an increase in net unallocated corporate expenses of approximately $11.4 million, representing nine percentage points of the total increase.

Interest Income.   Interest income increased $5.1 million, from $0.9 million for the six months ended June 30, 2004, to $6.0 million for the six months ended June 30, 2005, primarily as a result of an increase in average invested cash balances. Also, during the second quarter of 2005, we invested a portion of our cash and cash equivalent balance in available-for-sale investments that generally bear higher investment yields than investments in cash equivalent securities.

Interest Expense.   Interest expense decreased $0.7 million or 44%, from $1.5 million for the six months ended June 30, 2004, to $0.9 million for the six months ended June 30, 2005.

Share of Affiliate Earnings.   Share of affiliate earnings from our minority interest in American University in Dubai, United Arab Emirates, which is included in the results of our CSU segment, increased $0.7 million or 25%, from $2.6 million for the six months ended June 30, 2004, to $3.2 million for the six months ended June 30, 2005.

Miscellaneous Expense.   Miscellaneous expense increased $0.7 million to $0.8 million for the six months ended June 30, 2005.

Provision for Income Taxes.   Provision for income taxes increased $23.2 million or 46%, from $50.7 million for the six months ended June 30, 2004 to $73.9 million for the six months ended June 30, 2005, primarily as a result of an increase in pretax income during the six months ended June 30, 2005, of $62.4 million, offset, in part, by a reduction of our effective income tax rate from 40.25% during the six months ended June 30, 2004, to 39.25% during the six months ended June 30, 2005. The decrease in our effective tax rate is attributable to the impact of various tax planning strategies and favorable changes in the proportionate distribution of our total pretax income among the tax jurisdictions in which we operate. Future changes in the proportionate distribution of our total pretax income among the tax jurisdictions in which we operate may further impact our effective income tax rate.

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

Net Income.   Net income increased $33.5 million or 44%, from $75.2 million for the six months ended June 30, 2004, to $108.7 million for the six months ended June 30, 2005, due to the cumulative effect of the factors noted above.

Liquidity, Captial Resources, and Financial Position

Sources of Cash Flows

Our primary source of cash is tuition collected from our students. Our students finance tuition costs through the use of a variety of fund sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, private and institutional scholarships, and cash payments. During the three months and six months ended June 30, 2005 and 2004, tuition payments received by our U.S. institutions by primary fund source as a percentage of total tuition payments received by our U.S. institutions was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Title IV funding
Stafford loans	42.3%	40.2%	41.7%	39.7%
Grants	8.1%	8.3%	9.4%	9.6%
PLUS loans	7.7%	7.7%	8.2%	8.1%
Total Title IV funding	58.1%	56.2%	59.3%	57.4%
Private loans
Non-recourse loans	20.9%	22.3%	20.5%	21.8%
Sallie Mae recourse loans	2.0%	1.9%	2.3%	1.9%
Stillwater recourse loans	0.6%	0.5%	0.6%	0.4%
Total private loans	23.5%	24.7%	23.4%	24.1%
Scholarships, grants and other	2.9%	3.5%	2.7%	3.8%
Cash payments	15.5%	15.6%	14.6%	14.7%
Total tuition receipts	100.0%	100.0%	100.0%	100.0%

Title IV Funding   Stafford loans are loans made directly to our students by financial institutions that participate in the Federal Family Education Loan (“FFEL”) program. There are two types of Stafford loans: subsidized and unsubsidized. Students who have a demonstrated financial need are eligible to receive a subsidized Stafford loan, with the ED paying the interest on this loan while the student is in school and during the first six months after leaving school. Students without a demonstrated financial need are eligible to receive an unsubsidized Stafford loan. The student is responsible for paying the interest on an unsubsidized Stafford loan while in school and after leaving school. Students who are eligible for a subsidized Stafford loan may also receive an unsubsidized Stafford loan.

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

Non-Recourse Loans

A financial institution providing a non-recourse loan assumes 100% of the credit risk on the loan. To receive a non-recourse loan, the student, or the student and a co-borrower, must meet the credit criteria established by the financial institution for these loans. Each financial institution has established its respective credit criteria and loan limits. Students and co-borrowers can generally borrow an amount equal to the student’s cost of attendance less all other financial aid received. The majority of non-recourse private loans received by our students at our U.S. institutions during the three months and six months ended June 30, 2005 and 2004, were provided by Sallie Mae.

Recourse Loans

We have entered into agreements with Sallie Mae and Stillwater National Bank and Trust Company (“Stillwater”) to provide private recourse loans to qualifying students. Eligibility for each program is based primarily upon the student’s credit rating. The type of private loan for which a student is eligible provides additional information for a school to assess a particular student’s creditworthiness.

Under our recourse loan agreement with Sallie Mae, we are required to deposit 20% of all recourse loans funded under the agreement into a Sallie Mae reserve account. During the second quarter of 2005, we amended our agreement with Sallie Mae. The amended agreement provides for an unlimited recourse loan funding limit through the September 30, 2005, expiration date, at which point we expect to have negotiated a new recourse loan agreement with Sallie Mae.

Recourse loans funded under this agreement are intended for students whose credit scores are less than the credit score required under Sallie Mae’s non-recourse loan program. A student is generally eligible for a Sallie Mae recourse loan if (1) the student demonstrates a specified minimum credit score, (2) any bankruptcy proceeding involving the student has been discharged for at least 18 months, and (3) the student is not in default or delinquent with respect to any prior student loan. Under the terms of the agreement, we are obligated to purchase, with funds that have been deposited into the reserve account referenced above, recourse loans funded under the agreement (1) that have been delinquent for 150 days or (2) upon the bankruptcy, death, or total and permanent disability of the borrower. The amount of our repurchase obligation may not exceed the 20% of loans funded under the agreement and that amount is withheld by Sallie Mae and deposited into the reserve account. Any balance remaining in the reserve account after all recourse loans have been either repaid in full or repurchased by us will be paid to us. As of June 30, 2005, approximately $65.4 million had been disbursed to our students. Additionally, as of June 30, 2005, we had purchased loans in default with a principal balance, plus accrued interest, of approximately $3.5 million, and, thus, based on the volume of total loans funded through June 30, 2005, we may be required to purchase additional defaulted loans totaling approximately $9.6 million with funds currently deposited in the reserve account.

On December 10, 2003, we entered into an agreement with Stillwater to purchase certain private student loans originated by Stillwater and serviced by Sallie Mae. The private student loans subject to this purchase agreement are made by Stillwater to students at our schools if the student (1) demonstrated a specified minimum credit score, which is less than the minimum credit score required pursuant to our recourse loan agreement with Sallie Mae, (2) any bankruptcy proceeding involving the student has been discharged for at least 18 months, and (3) was not in default or delinquent with respect to any prior student loan. Under the terms of the purchase agreement, Stillwater retains 50% of the loan amounts disbursed and deposits this amount into a reserve account. Under the terms of the purchase agreement, Stillwater has an option, but not an obligation, to sell to us these private student loans on a monthly basis. We are required to purchase all private student loans offered for sale by Stillwater for a price equal to the current principal balance plus accrued interest. Upon purchase of private student loans from Stillwater, we receive all funds that were placed into the reserve account with respect to the specific loans purchased. As of June 30, 2005, loans totaling approximately $14.3 million had been distributed to students under the agreement. As of June 30, 2005, we had repurchased private student loans funded under this agreement with a principal balance, plus accrued interest, of approximately $9.5 million, against which an allowance of $5.7 million had been established. Thus, based on the volume of total loans funded through June 30, 2005, we may be required to purchase additional loans of approximately $4.8 million, half of which would be financed with funds currently deposited in the reserve account.

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

Upon purchasing Sallie Mae recourse loans in default, we transfer an amount equivalent to the principal balance of the loans purchased from the deposit account to a long-term recourse loan receivable account and transfer an offsetting amount from the deposit contra-account to the long-term recourse loan receivable contra-account, such that the net book value of the purchased loans is zero.

We believe that costs associated with our Sallie Mae recourse loan programs are directly attributable to the educational activity of our schools and the support of our students. Therefore, such costs are classified as educational services and facilities expense within our statement of income.

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

The private student loans subject to our purchase agreement with Stillwater are made by Stillwater to students at our schools whose credit scores are less than the minimum credit scores required pursuant to our recourse loan agreement with Sallie Mae. Given the relatively high risk nature of these loans, collection of such loans, which we may be required to repurchase, is less reasonably assured. Therefore, costs recognized in connection with this purchase agreement, which totaled $1.3 million and $2.9 million, for the three months and six months ended June 30, 2005, respectively, have been recorded as a reduction of related revenues.

Analysis of Cash Flows

As of June 30, 2005, we had cash and cash equivalents of $217.0 million, compared to cash and cash equivalents of $349.5 million as of December 31, 2004. Also, as of June 30, 2005 we had available-for-sale investments of $242.2 million, which represent liquid assets that are available for working capital requirements. Our cash flows from operations have historically been adequate relative to our liquidity requirements. We finance our operating activities and our organic growth primarily through cash generated from operations. We finance acquisitions primarily through funding from a combination of equity issuances, credit facility borrowings, and cash generated from operations. We anticipate that we will be able to satisfy the cash requirements of our ongoing business for the foreseeable future primarily with cash generated by operations, existing cash balances, and, if necessary, borrowings under our existing credit agreements.

The ED requires that we keep unbilled Title IV Program funds that are collected in separate cash accounts until the students are billed for the program portion related to those Title IV Program funds. In addition, all funds transferred to our schools through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of June 30, 2005, the balance of such funds held in separate cash accounts was not significant. The restrictions on any cash held in these accounts have not significantly affected our ability to fund daily operations.

Cash Flows From Operating Activities

Net cash provided by operating activities increased $26.3 million or 59%, from $44.4 million during the second quarter of 2004 to $70.7 million during the second quarter of 2005. The increase is primarily attributable to an increase in net income of approximately $16.1 million, a $6.6 million increase in depreciation and amortization expense, and a $4.0 million increase in net operating assets and liabilities during the second quarter of 2005 relative to a $44.8 million increase in net operating assets and liabilities during the second quarter of 2004.

Cash Flows From Investing Activities

Capital expenditures increased $11.6 million or 34%, from $33.7 million during the second quarter of 2004 to $45.4 million during the second quarter of 2005.   Capital expenditures during the second quarter of 2005, which represented approximately 9.1% of total revenue during the three months ended June 30, 2005, included, among other things, investments in leasehold improvements related to new and expanded facilities, capital equipment purchases necessitated by our increasing student population, and investments made in connection with expansion projects and information system improvements in support of current and anticipated growth. We expect capital expenditures to be approximately 7.5% of total revenue during the full year 2005. We finance capital expenditures primarily with cash generated from operations.

During the second quarter 2005, purchases and sales and maturities of available-for-sale investments totaled $416.6 million and $174.4 million, respectively. Available-for-sale investments represent liquid securities that may be utilized for working capital purposes. Available-for-sale investments generally bear a higher investment yield than investments in cash equivalents in which we have historically invested our excess cash generated from operating activities.

Financial Position

Student and Other Accounts Receivables.   Net student accounts receivables decreased $22.1 million or 26%, from $86.0 million as of December 31, 2004, to $63.8 million as of June 30, 2005. Our allowance for doubtful accounts as a percentage of gross student receivables increased from 41.6% as of December 31, 2004, to 44.3% as of June 30, 2005. The increase in our allowance as a percentage of gross student receivables is attributable to a shift from December 31, 2004 to June 30, 2005, in the relative distribution of our total student receivables from outstanding in-school student receivables to out-of-school student receivables. Out-of-school student receivable balances generally pose a greater credit risk than do in-school student receivables and are subject to a greater allowance percentage.

A one percentage point change in our allowance for doubtful accounts as a percentage of gross student receivables as of June 30, 2005, would have resulted in a change in net income of $0.7 million during the three months and six months then ended.

Quarterly days sales outstanding (“DSO”) were 13 days as of June 30, 2005. This is consistent with DSO as of March 31, 2005, of 13 days, and represents a four-day decrease from DSO as of December 31, 2004, of 17 days, and a 10-day decrease from DSO as of June 30, 2004, of 23 days. We calculate DSO by dividing total net receivables, including both student and other receivables, by quarterly average daily revenue. Quarterly average daily revenue is computed by dividing total quarterly revenue by the total number of days in the quarter. The decrease in DSO from December 31, 2004, to June 30, 2005, is primarily attributable to strong cash collections and write-offs of past due student receivables during the period.

Prepaid Expenses.   Prepaid expenses increased $6.6 million or 22%, from $29.6 million as of December 31, 2004, to $36.2 million as of June 30, 2005. The increase is primarily attributable to the timing of our premium payments for certain insurance policies and certain insurance policy premium increases.

Accrued Income Taxes.   Accrued income taxes increased $12.3 million, from $4.7 million as of December 31, 2004, to $16.9 million as of June 30, 2005. The increase is primarily attributable to pretax income generated during the period, offset, in part, by estimated tax payments made during the period.

Deferred Tuition Revenue.   Deferred tuition revenue decreased $21.1 million or 13%, from $166.7 million as of December 31, 2004, to $145.6 million as of June 30, 2005. The decrease is primarily attributable to the timing of student starts and related advance cash receipts.

Other Long-Term Liabilities.   Other long-term liabilities increased $25.7 million, from $20.0 million as of December 31, 2004, to $45.6 million as of June 30, 2005. The increase is primarily attributable to an increase in our long-term deferred rent obligation.

Contractual Obligations

As of June 30, 2005, minimum future cash payments due under contractual obligations, including, among others, our credit agreements, non-cancelable operating and capital lease agreements, and long-term arrangements, were as follows (in thousands):

	2005	2006	2007	2008	2009	2010 & Thereafter	Total
Revolving loans	$—	$—	$14,491	$—	$—	$—	$14,491
Capital lease obligations	534	845	685	526	396	990	3,976
Operating lease obligations	56,124	114,496	111,702	106,169	99,956	668,003	1,156,450
Other long-term debt	941	19	—	—	—	—	960
Total contractual cash obligations	$57,599	$115,360	$126,878	$106,695	$100,352	$668,993	$1,175,877

Credit Agreements and Revolving Loans

On December 19, 2002, we entered into an unsecured credit agreement (the “U.S. Credit Agreement”) with a syndicate of financial institutions, represented by, among others, an administrative agent. Under our current U.S. Credit Agreement, we may borrow up to the U.S. dollar equivalent of $200.0 million in U.S. dollars and various foreign currencies under a revolving credit facility and obtain up to the U.S. dollar equivalent of $100.0 million in standby letters of credit in U.S. dollars and various foreign currencies. Outstanding letters of credit reduce the availability of borrowings under the revolving credit facility. At any time during the three-year period after December 19, 2002, provided no default under the U.S. Credit Agreement then exists and subject to adequate subscription fulfillment, we may, upon notice to, but without the consent of, the administrative agent and the lenders, increase the revolving credit facility under our U.S. Credit Agreement up to the U.S. dollar equivalent of $275.0 million. Subject to the satisfaction of certain conditions precedent under the U.S. Credit Agreement, we may prepay outstanding loans under the U.S. Credit Agreement at any time and without penalty. The stated maturity date of our U.S. Credit Agreement is December 19, 2007.

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

Our domestic subsidiaries, jointly and severally, have guaranteed repayment of our obligations under the U.S. Credit Agreement. Under the U.S. Credit Agreement, we are limited in our ability to take certain actions, including, among other things, consummating certain acquisitions or mergers, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring other debt in excess of specified amounts, prepaying other debt, and making certain investments. We are also required to satisfy certain financial covenants on a periodic basis, including the maintenance of a maximum consolidated leverage ratio of 2.00:1, a minimum fixed charge coverage ratio of 1.50:1, a minimum level of consolidated net worth, and a minimum annual consolidated ED financial responsibility composite score of 1.50. As of June 30, 2005, we were in compliance with the covenants of our U.S. Credit Agreement.

As of June 30, 2005, we had outstanding under our $200.0 million U.S. Credit Agreement revolving loans totaling $13.9 million and letters of credit totaling $19.5 million. The availability under our U.S. Credit Agreemnt as of June 30, 2005, was $166.6 million.

During the first quarter of 2003, we entered into an interest rate swap agreement to effectively fix at 2.88% the variable portion of the rate of interest payable by us on a certain portion of €13.5 million borrowed during 2003 under our U.S. Credit Agreement to finance our acquisition of the INSEEC Group. Approximately €2.0 million of this borrowing was repaid during the second quarter of 2004. The notional amount of the interest rate swap, originally €12.0 million, decreased to €4.5 million on June 28, 2005, and will continue to decrease by €1.5 million every three months through March 28, 2006, the expiration date of the swap agreement. The impact of the interest rate swap agreement on our consolidated financial position, results of operations, and cash flows during the three months and six months ended June 30, 2005, was not significant.

On February 18, 2003, our Canadian subsidiaries entered into an unsecured credit agreement (“Canadian Credit Agreement”) with a syndicate of financial institutions, represented by, among others, a Canadian administrative agent. Under our Canadian Credit Agreement, our Canadian subsidiaries may borrow up to the U.S. dollar equivalent of 10.0 million in Canadian dollars under a revolving credit facility. Subject to the satisfaction of certain conditions precedent under the Canadian Credit Agreement, we may prepay outstanding loans under the Canadian Credit Agreement at any time and without penalty. The stated maturity date of our Canadian Credit Agreement is December 19, 2007.

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

We have guaranteed repayment of our Canadian subsidiaries’ obligations under the Canadian Credit Agreement. Under the Canadian Credit Agreement, our Canadian subsidiaries are limited in their ability to take certain actions, including, among other things, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring debt in excess of specified amounts, prepaying other debt, and making certain investments. As of June 30, 2005, our Canadian subsidiaries were in compliance with the covenants of our Canadian Credit Agreement.

As of June 30, 2005, we had outstanding under our $10.0 million (USD) Canadian Credit Agreement revolving loans totaling $0.6 million (USD). The availability under the Canadian Credit Agreement as of June 30, 2005 was $9.4 million (USD).

Capital Leases

We finance the acquisition of certain equipment through capital lease agreements and have assumed capital lease obligations in connection with certain acquisitions. As of June 30, 2005, the principal balance of outstanding capital lease obligations was approximately $3.8 million.

Operating Leases

We lease certain of our facilities and equipment under non-cancelable operating lease agreements that expire at various dates through 2028. The amounts included in the table above represent our future minimum lease payments for non-cancelable operating leases, which may include certain maintenance costs, taxes, and insurance premiums related to our leased assets.

Stock Repurchase Program

On July, 28, 2005, our Board of Directors authorized us to repurchase up to an aggregate of $300.0 million shares of our common stock pursuant to a stock repurchase program. The stock repurchase program will be funded using our working capital. As of June 30, 2005, we had cash, cash equivalents and available-for-sale investments of approximately $459.3 million. Our Board of Directors has authorized management to repurchase shares of our common stock under the stock repurchase program on the open market or in private transactions from time to time, depending on market and other conditions. The repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We use various techniques to manage our market risks, including, from time to time, the use of derivative financial instruments. We do not use derivative financial instruments for speculative purposes.

Interest Rate Exposure.   Our borrowings under our credit agreements bear annual interest at variable rates tied to the prime rate and the Eurocurrency rate. The outstanding U.S. dollar borrowings under these credit agreements were $13.9 million and $18.1 million as of June 30, 2005, and December 31, 2004, respectively.

During the first quarter of 2003, we entered into an interest rate swap agreement to effectively fix at 2.88% the variable portion of the rate of interest payable by us on a certain portion of €13.5 million, borrowed during 2003 under our U.S. Credit Agreement to finance our acquisition of the INSEEC Group. Approximately €2.0 million of this borrowing was repaid during the second quarter of 2004. The notional amount of the interest rate swap, originally €12.0 million, decreased to €4.5 million on June 28, 2005, and will continue to decrease by €1.5 million every three months through March 28, 2006, the expiration date of the swap agreement. The impact of the interest rate swap agreement on our consolidated financial position, results of operations, and cash flows during the three months and six months ended June 30, 2005 and 2004, was not significant.

The weighted average annual interest rate of borrowings under our credit agreements, including the effect of the interest rate swap agreement, was 3.01% and 3.74% as of June 30, 2005, and December 31, 2004, respectively.

In addition, we had capital lease obligations totaling $3.8 million and $4.7 million as of June 30, 2005, and December 31, 2004, bearing interest at a weighted average rate of 7.17% and 7.70%, respectively.

We estimate that the book value of our debt instruments and related derivative financial instruments approximated their fair values as of June 30, 2005, and December 31, 2004. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

Foreign Currency Exposure.   We are subject to foreign currency exchange exposures arising from current and anticipated transactions denominated in currencies other than our functional currency, which is the U.S. dollar, and from the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts. Specifically, we are subject to risks associated with fluctuations in the value of the Canadian dollar, the Euro, and the British pound vis-à-vis the U.S. dollar. Our investment in our foreign operations as of June 30, 2005, was not significant, and the book values of the assets and liabilities of such foreign operations as of June 30, 2005, approximated their fair values.

In addition, as of June 30, 2005, we had borrowings outstanding under our U.S. Credit Agreement of $13.9 million (USD) denominated in €11.5 million and borrowings outstanding under our Canadian Credit Agreement of $0.6 million (USD) denominated in $0.7 million Canadian.

We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in foreign currency exchange rates is not significant.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings

Note 9 “Litigation” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 4.   Submission of Matters to a Vote of Security Holders

(a)   Our annual meeting of stockholders was held on May 20, 2005.

(b)   Our stockholders voted as follows to elect three Class I directors to our board of directors:

Directors:	Votes For:	Authority Withheld:
Dennis H. Chookaszian	28,719,069	62,792,530
Robert E. Dowdell	27,899,853	63,611,746
Patrick K. Pesch	28,720,932	62,790,667

(c)

1.                 Our stockholders voted as follows to ratify the appointment of Ernst & Young LLP as independent auditors of our financial statements for the year ended December 31, 2005:

For: 86,947,238     Against: 94,183     Abstentions: 4,443,178     Broker Non-Votes: N/A

2.                 Our stockholders voted as follows on a stockholder proposal regarding declassification of our Board of Directors. The results of the vote are non-binding.

For: 67,269,086     Against: 20,511,577     Abstentions: 3,730,936     Broker Non-Votes: N/A

3.                 Our stockholders voted as follows on a stockholder proposal regarding the ability of stockholders holding 33-1/3% or greater of our common stock to call a special meeting of stockholders. The results of the vote are non-binding.

For: 65,857,173     Against: 21,901,903     Abstentions: 3,752,522     Broker Non-Votes: N/A

4.                 Our stockholders voted as follows on a stockholder proposal regarding the termination of our Stockholder Rights Plan (dated as of May 28, 2002). The results of the vote are non-binding.

For: 67,181,907     Against: 20,596,505     Abstentions: 3,773,186     Broker Non-Votes: N/A

Item 5.   Other Information

On July 28, 2005, our Board of Directors approved an amendment to our Rights Agreement dated as of May 28, 2002 with Computershare Investor Services, LLC, as Rights Agent (“Shareholder Rights Plan”), commonly referred to as a “poison pill,” to accelerate the final expiration date of the preferred share purchase rights issued under the plan. On July 29, 2005, we entered into an amendment to our Shareholder Rights Plan to accelerate the final expiration date of the preferred share purchase rights issued under the plan. Under the terms of the amendment, the preferred share purchase rights will expire at the close of business on August 15, 2005, rather than May 28, 2012, as initially provided under the plan. Our Shareholder Rights Plan will terminate immediately upon the expiration of the purchase rights.

The description contained above is qualified in its entirety by reference to Amendment No. 1 to Rights Agreement attached as Exhibit 10.1 hereto and made a part hereof.

Item 6.   Exhibits

(a)	Exhibits
	10.1	Amendment No. 1 to Rights Agreement, dated July 29, 2005, between Career Education Corporation and Computershare Investor Services, LLC, as Rights Agent
	31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
	31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
	32.1	Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
	32.2	Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION
Date: August 1, 2005	By:	/s/ JOHN M. LARSON
John M. Larson
Chairman, President and Chief Executive Officer (Principal Executive Officer)
Date: August 1, 2005	By:	/s/ PATRICK K. PESCH
Patrick K. Pesch
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)