Form 10-Q
period 2005-09-30
CAREER EDUCATION CORP
filed 2005-11-02
CIK 1046568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2005
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act), Yes ☐  No ☒

Number of shares of Registrant’s Common Stock, par value $0.01, outstanding as of October 28, 2005: 97,974,714

CAREER EDUCATION CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2005	December 31, 2004	September 30, 2004
			(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$90,241	$349,458	$274,545
Available-for-sale investments	253,613	—	—
Total cash, cash equivalents, and available-for-sale investments	343,854	349,458	274,545
Receivables:
Students, net of allowance for doubtful accounts of $50,626, $61,136, and $45,466 as of September 30, 2005, December 31, 2004, and September 30, 2004, respectively	84,251	85,982	116,827
Other, net	5,327	5,378	5,181
Inventories	17,265	17,347	16,560
Prepaid expenses	37,284	29,649	36,717
Other current assets	34,744	5,980	7,827
Deferred income tax assets	18,807	18,806	5,032
Total current assets	541,532	512,600	462,689
PROPERTY AND EQUIPMENT, net	394,858	351,140	317,780
GOODWILL	444,137	448,896	446,989
INTANGIBLE ASSETS, net	35,589	35,881	35,841
OTHER ASSETS	34,650	38,495	37,831
TOTAL ASSETS	$1,450,766	$1,387,012	$1,301,130
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,629	$2,274	$1,909
Accounts payable	24,440	38,263	27,576
Accrued expenses:
Payroll and related benefits	42,338	38,193	41,393
Income taxes	13,336	4,663	—
Other	75,798	70,520	69,280
Deferred tuition revenue	184,972	166,743	177,430
Total current liabilities	342,513	320,656	317,588
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	18,377	21,591	21,104
Long-term contractual obligations	—	—	9,679
Deferred rent obligations	83,718	15,293	12,627
Deferred income tax liabilities	39,884	39,972	18,366
Other	4,874	4,669	4,297
Total long-term liabilities	146,853	81,525	66,073
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	$—	$—	$—
Common stock, $0.01 par value; 300,000,000 shares authorized; 103,249,180, 102,537,406, and 102,425,122 shares issued, 97,977,180, 102,537,406, and 102,425,122 outstanding as of September 30, 2005, December 31, 2004, and September 30, 2004, respectively	1,032	1,025	1,024
Additional paid-in capital	588,015	571,192	568,524
Accumulated other comprehensive income	673	4,396	2,564
Retained earnings	571,838	408,218	345,357
Cost of 5,272,000 shares in treasury as of September 30, 2005	(200,158)	—	—
Total stockholders’ equity	961,400	984,831	917,469
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,450,766	$1,387,012	$1,301,130

The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
REVENUE:
Tuition and registration fees	$472,231	$404,083	$1,433,044	$1,146,613
Other	25,251	31,951	72,337	90,848
Total revenue	497,482	436,034	1,505,381	1,237,461
OPERATING EXPENSES:
Educational services and facilities	154,797	145,433	464,596	410,502
General and administrative	238,075	206,374	718,468	592,781
Depreciation and amortization	20,899	14,855	57,933	40,842
Total operating expenses	413,771	366,662	1,240,997	1,044,125
Income from operations	83,711	69,372	264,384	193,336
OTHER INCOME (EXPENSE):
Interest income	1,890	651	7,877	1,541
Interest expense	(343)	(525)	(1,199)	(2,067)
Share of affiliate earnings	428	209	3,670	2,799
Miscellaneous income (expense)	228	(181)	(530)	(196)
Total other income	2,203	154	9,818	2,077
Income before provision for income taxes	85,914	69,526	274,202	195,413
PROVISION FOR INCOME TAXES	30,979	27,985	104,882	78,655
Income from continuing operations	54,935	41,541	169,320	116,758
DISCONTINUED OPERATIONS:
Loss from discontinued operations	—	—	(5,700)	—
NET INCOME	$54,935	$41,541	$163,620	$116,758
NET INCOME PER SHARE—BASIC:
Income from continuing operations	$0.55	$0.41	$1.66	$1.15
Loss from discontinued operations	—	—	(0.06)	—
Net income	$0.55	$0.41	$1.60	$1.15
NET INCOME PER SHARE—DILUTED:
Income from continuing operations	$0.53	$0.40	$1.62	$1.11
Loss from discontinued operations	—	—	(0.05)	—
Net income	$0.53	$0.40	$1.57	$1.11
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	100,540	102,376	101,966	101,370
Diluted	103,125	104,893	104,489	105,022

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,935	$41,541	$163,620	$116,758
Adjustments to reconcile net income to income from continuing operations:
Loss from discontinued operations	—	—	5,700	—
Income from continuing operations	54,935	41,541	169,320	116,758
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	20,899	14,855	57,933	40,842
Loss on disposition of property and equipment	22	408	572	416
Other	193	143	593	607
Changes in operating assets and liabilities
Tax benefit associated with stock option exercises	2,410	577	4,826	42,716
Other	28,202	68,026	55,886	58,804
Net cash provided by operating activities	106,661	125,550	289,130	260,143
CASH FLOWS FROM INVESTING ACTIVITIES:
Business dispositions / acquisitions, net of cash	26	(42)	(908)	(518)
Acquisition transaction costs	—	(47)	—	(368)
Purchases of property and equipment	(28,336)	(40,499)	(99,232)	(94,002)
Purchases of available-for-sale investments	(284,012)	—	(700,636)	—
Sales and maturities of available-for-sale investments	272,629	—	447,024	—
Other	(382)	109	(306)	(65)
Net cash used in investing activities	(40,075)	(40,479)	(354,058)	(94,953)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(200,158)	—	(200,158)	—
Issuance of common stock	5,051	2,257	12,003	29,268
Net proceeds from (payments of) revolving loans	(181)	—	(2,060)	(76,119)
Net proceeds from (payments of) capital lease obligations and other long-term debt	2,183	(817)	678	(5,346)
Net cash provided by (used in) in financing activities	(193,105)	1,440	(189,537)	(52,197)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(284)	630	(4,752)	317
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(126,803)	87,141	(259,217)	113,310
CASH AND CASH EQUIVALENTS, beginning of period	217,044	187,404	349,458	161,235
CASH AND CASH EQUIVALENTS, end of period	$90,241	$274,545	$90,241	$274,545

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. The condensed consolidated balance sheet as of December 31, 2004, has been derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements. For additional information, refer to the consolidated financial statements and notes to consolidated financial statements as of and for the year ended December 31, 2004, included in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission (“SEC”) on March 16, 2005.

The unaudited condensed consolidated financial statements presented herein include the accounts of Career Education Corporation (“CEC”) and our wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated. The results of operations of all acquired businesses have been consolidated for all periods subsequent to the date of acquisition.

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

Prior period financial statements and the related notes thereto presented herein have been restated to reflect the impact of the change in our revenue recognition policy. The effect of the change on revenue and provision for income taxes for the three months and nine months ended September 30, 2004, was a decrease of $2.5 million and $1.0 million, and $13.2 million and $5.2 million, respectively. The effect of the change on net income for the three months and nine months ended September 30, 2004, was a decrease of $1.4 million, or $0.01 per diluted share, and $7.7 million, or $0.07 per diluted share, respectively. As a result of the restatement, net income per diluted share for the three months and nine months ended September 30, 2004, decreased from $0.41, as previously reported, to $0.40, and from $1.18, as previously reported, to $1.11, respectively. For additional information, refer to Note 2 “Correction of Revenue Recognition for Culinary and Health Education Externships” of our notes to consolidated financial statements as of and for the year ended December 31, 2004, included in our Annual Report on Form 10-K for the year ended December 31, 2004.

3.      CASH, CASH EQUIVALENTS, AND AVAILABLE-FOR-SALE INVESTMENTS

All investments with a maturity of 90 days or less as of the date of purchase are classified as cash equivalents. Investments with original maturities in excess of 90 days as of the date of purchase are generally classified as “available-for-sale.”  Available-for-sale investments are carried at fair value, and unrealized gains and losses, net of related tax effects, are reported within accumulated other comprehensive income. Realized gains and losses on available-for-sale investments are computed using the specific identification method and are reflected in miscellaneous income (expense) in our consolidated statement of income.

Cash, cash equivalents, and available-for-sale investments consist of the following as of September 30, 2005 and 2004 (in thousands):

September 30, 2005

		Gross Unrealized		Market
	Cost	(Loss)	Gain	Value
Cash and cash equivalents:
Cash	$2,381	$—	$—	$2,381
Money market funds	65,421	—	—	65,421
Commercial paper	22,438	(2)	3	22,439
Total cash and cash equivalents	90,240	(2)	3	90,241
Available-for-sale investments:
Auction rate municipal bonds	213,715	—	—	213,715
Asset-backed securities	36,185	(50)	20	36,155
Mortgage-backed securities	3,747	(4)	—	3,743
Total available-for-sale investments	253,647	(54)	20	253,613
Total cash, cash equivalents, and available-for-sale investments	$343,887	$(56)	$23	$343,854

September 30, 2004

		Gross Unrealized		Market
	Cost	(Loss)	Gain	Value
Cash and cash equivalents:
Cash	$72,514	$—	$—	$72,514
Money market funds	11,481	—	—	11,481
Commercial paper	190,550	—	—	190,550
Total cash and cash equivalents	274,545	—	—	274,545
Available-for-sale investments	—	—	—	—
Total cash, cash equivalents, and available-for-sale investments	$274,545	$—	$—	$274,545

As of September 30, 2005, all unrealized losses in the above table relate to cash equivalents and available-for-sale investments that have been in a continuous unrealized loss position for less than one year. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been less than cost basis, the financial condition of the investee, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in market value. The declines in the fair values of the above investments are considered temporary in nature and, accordingly, we do not believe these investments are impaired as of September 30, 2005.

Available-for-sale investments as of September 30, 2005, consisted of no investments with an original maturity date of less than one year, no investments with an original maturity date of one to five years, $39.9 million of investments that mature in five to ten years, and $213.7 million of investments that mature in more than ten years. Although the stated maturities of our available-for-sale investments are greater than one year, such investments are classified as current assets on our consolidated balance sheet as the investments are readily marketable and available for use in our current operations.

Realized gains or losses resulting from sales of available-for-sale investments during the three months and nine months ended September 30, 2005, were not significant.

4.      SALE OF STUDENT RECEIVABLES

In March 2005, we entered into an agreement to sell a portion of our student receivables on a non-recourse basis to a third-party finance company. We did not retain any interests in, nor do we service,  the student receivables that we sold. All receivables sold had been written-off or were fully reserved as of the date of the sale. Proceeds received from the sale of the student receivables amounted to $1.2 million and were recorded as a reduction of bad debt expense for the three months ended March 31, 2005, and the nine months ended September 30, 2005.

5.      STUDENT RECEIVABLES VALUATION ALLOWANCE

Changes in our student receivables allowance during the three months and nine months ended September 30, 2005 and 2004, were as follows:

	Balance,		Amounts	Balance,
	Beginning of	Charges to	Written-	End of
	Period	Expense	off	Period
	(In thousands)
For the three months ended September 30, 2005	$50,726	$22,685	$(22,785)	$50,626
For the three months ended September 30, 2004	44,855	24,014	(23,403)	45,466
For the nine months ended September 30, 2005	61,136	61,719	(72,229)	50,626
For the nine months ended September 30, 2004	$47,467	$64,626	$(66,627)	$45,466

6.      RECOURSE LOAN AGREEMENTS

We have entered into agreements with Sallie Mae and Stillwater National Bank and Trust Company (“Stillwater”) to provide private recourse loans to qualifying students. For additional information concerning our recourse loan agreements, see Note 13 “Commitments and Contingencies” of the notes to our consolidated financial statements as of and for the year ended December 31, 2004, included in our Annual Report on Form 10-K for the year ended December 31, 2004.

The following table reflects selected information with respect to each of our recourse loan agreements, including cumulative loan disbursements and purchase activity under the agreements from inception through September 30, 2005 (in millions, except for cumulative loan limits per student):

Lender	Agreement Effective Date	Disbursed Loan Limit (2)	Cumulative Loan Limit Per Student (3)	Loans Disbursed to Date (4)	Loans Purchased to Date (5)	Loans We May be Required to Purchase (6)
Sallie Mae	July 2002 to November 2005	N/A	$10,000 to $19,000	$74.3	$ 6.3	$8.6
Stillwater	N/A (1)	$20.0	$ 7,500 to $13,500	$16.9	$12.9	$4.0

(1)          The Stillwater agreement commenced in December 2003 and has no stated termination date. Either party may terminate the agreement 90 days after notifying the other party of its intention to do so.

(2)          The Sallie Mae agreement has no stated limit for the amount of loans disbursed under the agreement. Under the Stillwater agreement, the total amount of loans we may be required to purchase at any one time cannot exceed $20.0 million.

(3)          Loan limit per student generally represent the maximum loan amount available to an individual student during his or her complete academic program at one of our institutions. Limits vary based on the length of the student’s academic program.

(4)          Loans disbursed under each agreement during the three months and nine months ended September 30, 2005 and 2004, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Sallie Mae	$8,828	$8,489	$29,880	$23,145
Stillwater	2,636	2,214	8,473	5,252
	$11,464	$10,703	$38,353	$28,397

(5)          Loans purchased by us under each agreement during the three months and nine months ended September 30, 2005 and 2004, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Sallie Mae	$2,765	$142	$5,567	$224
Stillwater	1,526	288	5,350	288
	$4,291	$430	$10,917	$512

(6)          Represents the maximum amount of loans under each agreement that we may be required to purchase in the future based on cumulative loans disbursed and purchased through September 30, 2005.

Under our recourse loan agreement with Sallie Mae, we are required to deposit 20% of all loans funded into a Sallie Mae reserve account. The amount of our purchase obligation per loan may not exceed this 20% deposit. We record such amounts as a deposit in long-term assets on our balance sheet. Amounts on deposit may ultimately be utilized to purchase loans in default, in which case recoverability of such amounts would be in question. Therefore, we establish a 100% reserve against amounts on deposit through the use of a deposit contra-account. We believe that costs associated with our Sallie Mae recourse loan programs are directly attributable to the educational activity of our schools and the support of our students. Therefore, such costs are classified as educational services and facilities expense within our consolidated statement of income. Costs are recognized on a straight-line basis over the course of the instructional term for which the underlying loan was granted, as the related revenues are earned.  Upon purchasing Sallie Mae loans in default, we transfer an amount equivalent to the total balance of the loans purchased from the deposit account to a long-term recourse loan receivable account and transfer an offsetting amount from the deposit contra-account to a long-term recourse loan receivable contra-account, such that the net book value of the purchased loans is generally zero.

Under our recourse loan agreement with Stillwater, we are required to deposit 50% of all loans funded into a Stillwater reserve account. Amounts held in reserve with Stillwater will be used to finance 50% of the principal balance of any loans that we are required to purchase pursuant to the agreement. We record such amounts as a deposit in long-term assets on our balance sheet. Based on our collection experience, we establish a 100% reserve against Stillwater funds on deposit. Due to the high level of uncollectible amounts expected under the Stillwater agreement, the associated costs are classified as a reduction of the related student tuition revenue in our consolidated statement of income. Costs are recognized on a straight-line basis over the course of the instructional term for which the underlying loan was granted as the related revenues are earned. Upon purchasing Stillwater loans in default, we record the total balance of the loans as a long-term recourse loan receivable and transfer the reserve for recourse loans withheld by the lender, totaling approximately 50% of the loan principal balance, from the deposit contra-account to the long-term loan receivable contra-account, such that the net book value of the purchased loans is approximately 50% of the related principal balance. Based on our collection experience, we believe that the 50% reserve is reasonable to provide for Stillwater loans that have been purchased or may be purchased and that may be ultimately uncollectible. We evaluate the collectibility of our Stillwater loan receivables on a periodic basis and may adjust our reserve estimates in future periods based on collections experience.

Costs associated with our recourse loan agreements as of and for the three months and nine months ended September 30, 2005 and 2004, are as follows (in thousands). As noted above, costs incurred in connection with our Sallie Mae agreement are classified as a component of educational services and facilities expense in our consolidated statement of income, and costs incurred in connection with our Stillwater agreement are classified as a reduction of student tuition revenue in our consolidated statement of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Sallie Mae	$1,737	$1,744	$6,969	$3,920
Stillwater	$1,240	$1,333	$4,627	$2,257

Outstanding recourse loan deposit, contra-deposit, loan receivable, and contra-loan receivable balances as of September 30, 2005 and 2004, are as follows (in thousands):

	Deposits	Contra- Deposits	Net Book Value
Sallie Mae
As of September 30, 2005	$8,568	$(7,950)	$618
As of September 30, 2004	$5,651	$(5,020)	$631
Stillwater
As of September 30, 2005	$3,218	$(2,893)	$325
As of September 30, 2004	$2,481	$(1,956)	$525

	Loan Receivable	Contra-Loan Receivable	Net Book Value
Sallie Mae
As of September 30, 2005	$6,325	$(6,325)	$—
As of September 30, 2004	$—	$—	$—
Stillwater
As of September 30, 2005	$13,392	$(8,127)	$5,265
As of September 30, 2004	$690	$(347)	$343

7.      CREDIT AGREEMENTS

As of September 30, 2005, we have outstanding under our $200.0 million U.S. Credit Agreement revolving loans totaling $13.9 million and letters of credit totaling $19.7 million. Credit availability under our U.S. Credit Agreement as of September 30, 2005, is $166.4 million.

As of September 30, 2005, we have outstanding under our $10.0 million (USD) Canadian Credit Agreement revolving loans totaling $0.4 million (USD). Credit availability under the Canadian Credit Agreement as of September 30, 2005, is $9.6 million (USD).

8.      COMMITMENTS AND CONTINGENCIES

Leases

We rent most of our facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2028. The facility leases generally require us to make monthly payments covering rent, taxes, insurance, and maintenance costs. Certain of our leases contain escalation clauses, incentives, such as tenant improvement allowances, and renewal options. Escalation clauses and lease incentives are considered by us in determining total rent expense during the term of the lease. Renewal options are considered by us in evaluating the overall term of the lease. Rent expense is recognized on a straight-line basis over the term of the lease. Differences between periodic rent expense and periodic cash rental payments, caused primarily by the recognition of rent expense on a straight-line basis, and tenant improvement allowances due or received from lessors are recorded as deferred rent obligations on our consolidated balance sheet.

Litigation

We are, or were, a party to the following pending legal proceedings that are outside the scope of ordinary routine litigation incidental to our business:

Employment Litigation

Vander Vennet, et. al. v. American InterContinental University, Inc., et. al.   On August 24, 2005, former admissions advisors of American InterContinental University Online (“AIU Online”) filed a lawsuit in the United States District Court for the Northern District of Illinois alleging that AIU Online, CEC, and the President of our Online Education Group, violated the Fair Labor Standards Act (“FLSA”), the Illinois Minimum Wage Law, and the Illinois Wage Payment and Collection Act by failing to pay the plaintiffs for all of the overtime hours they allegedly worked. The plaintiffs are seeking certification as a class under the FLSA and, on August 24, 2005, filed a motion for FLSA Notice. Defendants deny all of the material allegations in the complaint and are vigorously defending the claims and opposing class notice and certification. On October 5, 2005, we filed our response memorandum opposing class notice.

Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of this matter. An unfavorable outcome could have a material adverse impact on our business, results of operations, and financial condition.

Securities Litigation

In re Career Education Corporation Securities Litigation.   As previously disclosed, between December 9, 2003, and February 5, 2004, six purported class action lawsuits were filed in the United States District Court for the Northern District of Illinois by and on behalf of certain purchasers of our common stock against us and two of our executive officers, John M. Larson and Patrick K. Pesch. The suits purportedly were brought on behalf of all persons who acquired shares of our common stock during specified class periods. The complaints allege that in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of our business and prospects during the putative class periods, causing the respective plaintiffs to purchase shares of our common stock at artificially inflated prices. The plaintiffs further claim that John M. Larson and Patrick K. Pesch are liable as control persons under Section 20(a) of the Exchange Act. The plaintiffs ask for unspecified amounts in damages, interest, and costs, as well as ancillary relief. Five of these lawsuits were found to be related to the first filed lawsuit, captioned Taubenfeld v. Career Education Corporation et. al. (No. 03 CV 8884), and were reassigned to the same judge.

On March 19, 2004, the Court ordered these six cases to be consolidated and appointed Thomas Schroeder as lead plaintiff. On April 6, 2004, the Court appointed the firm of Labaton Sucharow & Rudoff LLP, which represents Mr. Schroeder, as lead counsel. On June 17, 2004, plaintiffs filed a consolidated amended complaint, which we moved to dismiss on July 30, 2004. On February 11, 2005, our motion to dismiss was granted, without prejudice. On April 1, 2005, plaintiffs filed a second amended complaint, which we moved to dismiss on May 20, 2005. Plaintiffs’ filed their response on July 8, 2005, and our reply was filed on August 8, 2005. In addition, on April 19, 2005, the Court issued an order changing the caption of this lawsuit to In re Career Education Corporation Securities Litigation.

Derivative Actions.   As previously disclosed, on January 5, 2004, a derivative action captioned McSparran v. John M. Larson, et. al., was filed in the United States District Court for the Northern District of Illinois on behalf of our stockholders against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, Nick Fluge, Jacob P. Gruver, and Todd H. Steele, and CEC as a nominal defendant. Each individual defendant in this action is or was one of our officers and/or directors. The lawsuit alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and breach of fiduciary duties for insider stock sales and misappropriation of information, generally based on allegations of conduct similar to that complained of in the In re Career Education Corporation Securities Litigation lawsuit described above. The plaintiffs ask for unspecified amounts in damages, interest, and costs, as well as ancillary relief.

On October 1, 2004, the Court ordered the McSparran lawsuit to be consolidated with the derivative action captioned Ulrich v. John M. Larson, et. al., which was filed in the United States District Court for the Northern District of Illinois on July 20, 2004, and names the same defendants and asserts the same claims as alleged in the McSparran lawsuit. On November 5, 2004, plaintiffs filed an amended consolidated complaint in this matter, which the defendants moved to dismiss on December 31, 2004. Plaintiffs filed their response to defendants’ motion to dismiss on February 11, 2005. Defendants’ reply in support of their motion to dismiss was filed on March 11, 2005, along with a motion for a protective order staying discovery pending resolution of the defendants’ motion to dismiss. On March 24, 2005, the Court stayed discovery pending resolution of defendants’ motion to dismiss. On March 18, 2005, plaintiffs filed a motion to compel the production of certain documents, which the Court denied on March 24, 2005.

On July 2, 2004, a derivative action captioned Xiao-Qiong Huang v. John M. Larson, et. al., was filed in the Circuit Court of Cook County, Illinois, Chancery Division, on behalf of CEC against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, Nick Fluge, and Jacob P. Gruver, and CEC as a nominal defendant. Each of the individual defendants in this action is or was one of our officers and/or directors. The lawsuit alleges breach of fiduciary duty and misappropriation of confidential information for personal profit by the individual defendants and seeks contribution and indemnification on behalf of CEC. On February 17, 2005, plaintiffs filed an amended complaint in this lawsuit, which the defendants moved to dismiss on April 4, 2005. Plaintiffs’ response to the defendants’ motion to dismiss was filed on May 20, 2005, and the defendants’ reply in support of their motion to dismiss was filed on June 20, 2005. On September 12, 2005, the Court denied defendants’ motion to dismiss, but ordered a stay of the action until further order of the Court in deference to the prior-filed McSparran matter.

On November 10, 2004, a derivative suit captioned Nicholas v. Dowdell, et. al., was filed in the Chancery Court of New Castle County, Delaware, on behalf of CEC against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, Nick Fluge, and Jacob P. Gruver, and CEC as a nominal defendant. The complaint alleges breach of fiduciary duty for insider stock sales and misappropriation of confidential information, breach of fiduciary duty of good faith, and unjust enrichment and seeks a constructive trust, disgorgement of profits, damages, costs, and attorneys’ fees. On December 20, 2004, defendants filed a motion to dismiss. On February 15, 2005, defendants filed their reply in support of their motion to dismiss. On March 17, 2005, the Court granted the parties’ joint motion to stay the action pending final resolution of the McSparran matter described above.

On June 3, 2005, a derivative suit captioned Romero v. Dowdell, et. al., was filed under seal in the Chancery Court of New Castle County, Delaware, on behalf of CEC against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, and CEC as a nominal defendant. The complaint alleges breach of fiduciary duty for insider stock sales, misappropriation of information for personal profit and breach of fiduciary duty of good faith, generally based on allegations of conduct similar to that complained of in the lawsuits captioned In re Career Education Corporation Securities Litigation, McSparran v. Larson, et. al., Huang v. Larson, et. al., and Nicholas v. Dowdell, et. al. On July 5, 2005, defendants filed a motion to dismiss. On October 12, 2005, in response to the motion, the plaintiff filed an amended derivative complaint. Defendants filed a motion to dismiss the amended derivative complaint on October 26, 2005.

Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of these matters. An unfavorable outcome in any of these matters could have a material adverse impact on our business, results of operations, and financial condition.

Special Committee Investigation

As previously disclosed, our Board of Directors formed a Special Committee to conduct an independent investigation of allegations of securities laws violations against us. These allegations were asserted in the class action lawsuit captioned In re Career Education Corporation Securities Litigation (formerly known as Taubenfeld vs. CEC) (the “Class Action”). The Special Committee retained the law firm of McDermott, Will & Emery LLP, which in turn retained the forensic accounting firm Navigant Consulting, Inc., to assist in the investigation. Among other things, the investigation reviewed the allegations related to our accounting practices and reported statistics relating to starts, student population, and placement.

As previously disclosed, the Special Committee did not find support for the claims that CEC or its senior management engaged in the securities laws violations alleged in the class action lawsuit. The Special Committee did find wrongful conduct by individual employees of CEC, but specifically found that the wrongful activity was not directed or orchestrated by our senior management.

As previously disclosed, the Special Committee conducted a further investigation of assertions related to the claims of securities laws violations made for the first time, and not previously examined, in the second amended complaint filed in the Class Action. The Special Committee recently completed its investigation of these new assertions and concluded that it did not find support for them. In so doing, the Special Committee reaffirmed its prior conclusion that it did not find support for the claims that CEC or its senior management engaged in the securities laws violations alleged in the Class Action.

We have undertaken a number of steps to improve our internal controls in the areas of finance and compliance, including the further development and expansion of our compliance, legal, and internal audit infrastructure processes. The Special Committee recommended additional improvements relating to our financial, compliance, and other controls. Our Board of Directors and senior management are continuing to evaluate the results and recommendations of the Special Committee. Our Board of Directors has requested that the Special Committee and its counsel remain in place and available, as needed.

Action Against Former Owners of Western School of Health and Business Careers

As previously disclosed, on March 12, 2004, we and WAI, Inc. (“WAI”), our wholly-owned subsidiary, filed a lawsuit in the United States District Court for the Western District of Pennsylvania, Pittsburgh Division, against the former owners of Western School of Health and Business Careers (“Western”), located in Pittsburgh, Pennsylvania. In the lawsuit, we allege that the former owners of Western made material misrepresentations of fact and breached certain representations and warranties regarding the accreditation of several programs of study offered by Western and seek full indemnification for all losses, costs, and damages, including attorneys’ fees, resulting from the alleged misrepresentation and breaches. On July 12, 2004, we filed a similar complaint in the Court of Common Pleas of Allegheny County, Pennsylvania, and subsequently voluntarily dismissed the federal lawsuit. The defendants filed an Answer and New Matter in response to the state court complaint on December 3, 2004. On January 24, 2005, we filed a response to the New Matter, which is a series of factual assertions akin to affirmative defenses.

The misrepresentations we allege in this matter came to light during a routine change of ownership review undertaken by the Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”), subsequent to our acquisition of Western. On March 4, 2004, the ACCSCT notified us of discrepancies in accreditation documents related to several academic programs. Immediately thereafter, Western suspended marketing, new enrollments, and disbursement of funds issued under federal programs of student financial assistance authorized by Title IV of the Higher Education Act of 1965, as amended (“Title IV Programs”), for all affected academic programs. Western promptly applied for approval of all academic programs referenced in the lawsuit, and, in June 2004, both the ACCSCT and the U.S. Department of Education (“ED”) issued approvals for the diploma programs. Western then resumed marketing, enrolling new students, and disbursement of Title IV Program aid to students in the diploma programs. On July 12, 2004, the ACCSCT approved the degree programs effective upon a demonstration that several stipulations had been addressed. Western addressed these stipulations to the satisfaction of the ACCSCT, and marketing, enrollment of new students, and disbursing of Title IV Program funds to students in the degree programs has since resumed.

We are working in close cooperation with ED officials to resolve any remaining issues in a manner that will best serve the interest of our students at Western. As a result of this matter, we may be required to reimburse the ED for Title IV Program funds improperly disbursed in relation to the affected programs. The pending lawsuit seeks to recover any such funds from the former owners of Western.

Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of this matter.

Student Litigation

McCarten et. al. v. Allentown Business School, Ltd. t/a Lehigh Valley College.   On September 28, 2005, a complaint captioned McCarten et. al. v. Allentown Business School, Ltd. t/a Lehigh Valley College was filed against Allentown Business School, Ltd. (“Allentown”), one of our subsidiaries, in the Court of Common Pleas of Lehigh County, Pennsylvania. The complaint purports to be brought on behalf of all former students of Allentown, now known as Lehigh Valley College, who received allegedly “high interest private loans” to fund their tuition requirements. The complaint alleges that Allentown violated Pennsylvania’s Unfair Trade Practices and Consumer Protection Law and engaged in intentional misrepresentation, negligent misrepresentation, and negligence by allegedly rushing students through a loan application process, through which such students applied for and accepted “private, non-federal, non-state loans” at times when such students were allegedly eligible for low interest federal or state guaranteed education loans. The plaintiffs, on behalf of the putative class, seek compensatory and punitive damages in an unspecified amount. The time for defendant to answer or move with respect to the complaint has not yet expired.

Bradley et. al. v. Sanford Brown College, Inc., et. al.   On August 25, 2005, eight former students of the radiography program at our Sanford Brown College, Inc. (“SBC”) school in Kansas City, Missouri filed a complaint captioned Bradley, et. al. v. Sanford Brown College, Inc., et. al. in the Circuit Court of Clay County, Missouri. In addition to SBC, the action names Colorado Technical University, Inc., CEC, and Whitman Education Group, Inc. as defendants. The complaint alleges that the defendants made fraudulent misrepresentations and violated the Missouri Merchandising Practices Act by misrepresenting or failing to disclose, among other things, details regarding instructors’ experience or preparedness, estimates for starting salaries of program graduates, that the curriculum would prepare the students for the state board exams for radiography, that credit hours earned at SBC were transferable, and that SBC reported false expense estimates and false class credits in applications for federal and state grant and loan programs, and that admissions representatives had sales quotas for enrolling new students. The complaint also alleges that the defendants breached enrollment contracts with the plaintiffs by failing to provide the promised instruction, training, and placement services. Plaintiffs seek actual damages, punitive damages, and attorneys’ fees and costs, and other relief as the Court deems appropriate. On October 5, 2005, defendants removed the case to the United States District Court for the Western District of Missouri, and on October 13, 2005, filed a motion to dismiss.

Onate and Lawrence, et. al. v. The Katharine Gibbs Corp.—New York, the Katharine Gibbs Corp.—Melville, and Career Education Corp.   On August 12, 2005, a purported class action against the named defendants was filed in the United States District Court for the Southern District of New York by and on behalf of persons who enrolled or attended the Katharine Gibbs School New York and the Katharine Gibbs School Melville between January 1, 2002 and June 30, 2005. Plaintiffs allege that they have been injured as a result of what they describe as false and misleading practices by the defendants. Plaintiffs assert causes of action for violations of the New York General Obligations law, the New York Education Law as well as for unjust enrichment and punitive damages. They allege that defendants misrepresented placement and graduation rates, as well as requirements for admissions. They also allege that defendants misrepresented the reputation of the schools and what defendants would provide in the way of job placement assistance. On October 11, 2005, the Court granted defendants’ motion to compel arbitration pursuant to the arbitration agreement contained within each of the plaintiffs’ individual enrollment agreements.

Benoit, et. al., v. Career Education Corporation, et. al.   As previously disclosed, on June 24, 2005, a purported class action captioned Benoit, et. al., v. Career Education Corporation, et. al., was filed in Hillsborough County, Florida against us, and Ultrasound Technical Services, Inc. (“UDS”), one of our subsidiaries. The action is purportedly brought on behalf of all persons who have been enrolled in the Medical Billing and Coding Program (“MBC program”) at the Tampa campus of UDS in the last four years. The complaint alleges that the defendants breached enrollment contracts with the plaintiffs and other class members and violated the Florida Deceptive and Unfair Trade Practices Act (the “FDUTPA”) by, among other things, failing to properly train students, offer and require sufficient hours of course work, provide properly trained instructors, provide appropriate curriculum consistent with the represented degree, award the represented degree, provide adequate career placement services, and by misrepresenting that they would provide such services. The complaint also alleges that the defendants “padded” the MBC program curriculum to charge greater tuition, purportedly in violation of the FDUTPA. Plaintiffs seek actual damages, attorneys’ fees and costs, and other relief as the Court deems appropriate. On October 11, 2005, the Court ordered that the lawsuit be stayed pending completion of arbitration pursuant to the arbitration agreement contained within each of the plaintiffs’ enrollment individual agreements.

Thurston, et. al., v. Brooks College, Ltd., et. al.   As previously disclosed, on March 21, 2005, a purported class action complaint captioned Thurston, et. al., v. Brooks College, Ltd., et. al., was filed in the Superior Court for the State of California, County of Los Angeles, against Brooks College, one of our subsidiaries. The complaint was purportedly filed on behalf of all current and former attendees of Brooks College. The complaint alleges that Brooks College violated the California Business and Professionals Code and Consumer Legal Remedies Act by allegedly misleading potential students regarding Brooks College’s admission criteria, transferability of credits, and retention and placement statistics and by engaging in false and misleading advertising. Plaintiffs seek injunctive relief, restitution, unspecified punitive and exemplary damages, attorneys’ fees, interest, costs, and other relief. On June 7, 2005, Brooks College filed a motion to compel arbitration and stay proceedings, which is currently pending. On June 24, 2005, the Court ruled that this action was related to the case captioned Outten, et. al. vs. Career Education Corporation, et al., which is described below, and stayed the lawsuit until an initial status conference.

Nilsen v. Career Education Corporation, et. al.   As previously disclosed, on February 4, 2005, three former students of Brooks Institute of Photography (“BIP”), one of our subsidiaries, filed a purported class action complaint captioned Nilsen v. Career Education Corporation, et. al., in the Superior Court of the State of California, County of Santa Barbara, against us and BIP. The action was purportedly brought on behalf of all students who attended BIP from February 4, 2001, to the present. The complaint primarily alleged that BIP violated the California Education Code, the California Consumer Legal Remedies Act, and California unfair competition law by allegedly misleading potential students regarding BIP’s placement rates and by engaging in false and misleading advertising. The plaintiffs sought injunctive relief, disgorgement profits, punitive damages, interest, and attorneys’ fees and costs. On April 11, 2005, we filed a demurrer, a request to the Court to dismiss, to all causes of action in the complaint. The Court granted the demurrer and allowed the plaintiffs to file an amended complaint. The parties also engaged in limited discovery related solely to the issue of class certification.

On August 17, 2005, the plaintiffs filed their First Amended Complaint, alleging violations of the California Education Code, violations of the California Consumer Legal Remedies Act, false advertising in violation of California’s unfair competition law; fraud, and unfair competition. Each cause of action in the plaintiffs’ first amended complaint arises primarily from allegations that the defendants made misrepresentations to the plaintiffs concerning their career prospects. The plaintiffs seek monetary damages, injunctive relief, disgorgement of profits, punitive damages, interest and attorneys’ fees and costs. On October 17, 2005, defendants filed a motion to stay the case pending the outcome of the administrative proceeding involving BIP and the California Bureau for Private Postsecondary and Vocational Education (“BPPVE”), as discussed below under “State Regulatory Actions.” Defendants also filed a demurrer to the plaintiffs’ first amended complaint, and a motion to compel arbitration and stay the action pending the administrative proceeding, if necessary. These motions are scheduled to be heard on December 6, 2005.

Viles v. Ultrasound Technical Services, Inc., et. al.   As previously disclosed, on October 13, 2004, a purported class action complaint captioned Viles v. Ultrasound Technical Services, Inc., et. al., was filed in Broward County, Florida against us and UDS. The action was purportedly brought on behalf of all persons who attended UDS’ Diagnostic Medical Sonography Program or Cardiovascular Technology Program in the State of Florida at any time during the period of October 12, 2000, to the present. The complaint alleges that UDS violated the Florida Trade and Deceptive Practices Act by misrepresenting placement rates, potential salaries, and accreditation, falsifying clinical training records, failing to properly supervise students, failing to provide competent faculty and proper equipment, and admitting more students than UDS had space to properly educate. On April 7, 2005, defendants filed motions to compel arbitration and transfer venue to Miami-Dade County, Florida. The parties have agreed to transfer venue to Miami-Dade County.

Outten, et. al., v. Career Education Corporation, et. al.   As previously disclosed, on July 19, 2004, an amended complaint captioned Outten, et. al., v. Career Education Corporation, et. al., was filed in the Superior Court of the State of California, County of Los Angeles, against us and American InterContinental University (“AIU”), one of our subsidiaries. We have filed an answer to the amended complaint, denying all material allegations therein, and have raised various affirmative defenses. On October 6, 2004, plaintiffs filed a second amended complaint, which added individuals who are current and former employees of AIU. The second amended complaint alleges that AIU violated the California unfair competition law, the California Consumer Legal Remedies Act, and the California Education Code, and engaged in common law consumer fraud by allegedly misleading potential students regarding AIU’s placement, retention, and matriculation rates, and engaging in financial aid and admission improprieties. The lawsuit appears to have been brought on behalf of all current and prior attendees of AIU residing in California. The plaintiffs, on behalf of the putative class, seek injunctive relief, restitution, unspecified punitive and exemplary damages, attorneys’ fees, interest, costs, and other relief. On March 10, 2005, we filed an answer to the second amended complaint as well as a cross-complaint. On June 24, 2005, the court ruled that this action was related to another action captioned Thurston v. Brooks College, which is described above. The matter is stayed until an initial status conference.

Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of these matters. An unfavorable outcome in any of these matters could have a material adverse impact on our business, results of operations, and financial condition.

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

Federal, State, and Accrediting Body Regulatory Actions

Our schools are subject to extensive regulation by federal and state governmental agencies and accrediting bodies. In particular, the Higher Education Act (“HEA”) and the regulations promulgated thereunder by the ED subject our U.S. institutions to significant regulatory scrutiny on the basis of numerous standards that our schools must satisfy to participate in Title IV Programs.

On an ongoing basis, we evaluate the results of our internal compliance monitoring activities and those of applicable regulatory agencies, and, when appropriate, record liabilities to provide for the estimated costs of any necessary remediation.

The following is an update on selected recent regulatory and accreditation actions affecting us and certain of our institutions:

Federal Regulatory Actions

U.S. Department of Education.   As previously disclosed, the ED notified us in June 2005 that it is reviewing our previously announced restated consolidated financial statements and our annual compliance audit opinions for the years 2000 through 2003. At the same time, the ED also advised us that it is reviewing other open issues and concerns at our institutions, including pending Title IV Program reviews that have taken place at Collins College in Tempe, Arizona (“Collins”), Pennsylvania Culinary Institute in Pittsburgh, Pennsylvania (“PCI”), and Brooks College in Long Beach, California (“Brooks College”). The ED has indicated that until these matters are addressed to its satisfaction, it will not approve any new applications by us for pre-acquisition review or change of ownership. The ED has further advised us that during this period, it will not approve applications for any additional locations. However, the ED has confirmed that it will not delay its review and certification of certain of our previously submitted and pending applications for additional locations.

In July 2005, we received the ED’s interim program review determination letter concerning the Collins program review. In that letter, the ED accepted Collins’ explanations for certain issues initially raised by the ED in its July 2004, report, but required Collins to submit extensive additional information and documentation, including several file reviews. In September 2005, we responded in full to each of the remaining open items in this program review, and completed the requested file reviews, and we are awaiting a response from the ED.

In May 2005, we received the ED’s program review report on the PCI program review, and in August 2005, we submitted our response to the ED’s findings in that report. We are awaiting a response from the ED.

In February 2005, the ED initiated a program review at the Long Beach campus of Brooks College, but the ED has not yet issued a program review report identifying any findings from that review.

An additional ED program review report is currently pending for Gibbs College in Livingston, New Jersey, and its branch campus, Katharine Gibbs School in Piscataway, New Jersey. In January 2004, we responded to the ED’s initial findings report. In June 2005, the ED performed a follow-up review and we are in the process of responding to the ED’s findings from the follow-up review.

We are committed to resolving all issues identified in connection with these program reviews and ensuring that our schools operate in compliance with all applicable Title IV Program requirements.

During the first quarter of 2005, the ED’s Office of Inspector General (“OIG”) conducted an audit to determine whether or not SBC complied with the 90-10 Rule, Section 102(b)(1)(F) of the HEA, during 2003 and has sufficient, reliable accounting records to support the calculation. The 90-10 Rule states that, to be eligible for Title IV Program participation, an institution may derive no more than 90 percent of its cash receipts from Title IV Programs. OIG’s audit testing has been completed, but we have not yet received a final audit report from the OIG. However, based on our calculation, SBC received less than 90 percent of its 2003 cash receipts from Title IV Programs. In addition, an OIG audit of Sanford-Brown Institute—Atlanta’s (“SBI—Atlanta”) compliance with the 90-10 Rule during 2003 is currently in process. However, based on our calculation, SBI—Atlanta received less than 90 percent of its 2003 cash receipts from Title IV Programs.

We cannot predict the outcome of these ED actions, and any unfavorable outcomes could have a material adverse effect on our business, results of operations, and financial condition. We have evaluated these matters in connection with our ongoing evaluation of indefinite-lived intangible assets for impairment.

SEC and Department of Justice Investigations.   As previously disclosed, on January 7, 2004, we received notification from the Midwest Regional Office of the SEC that it was conducting an inquiry concerning us and requested that we voluntarily provide certain information. On June 22, 2004, the SEC notified us that it was conducting a formal investigation.

As part of its investigation, the SEC sent a request for information about the documentation collected to verify that enrolled students at certain of our schools are high school graduates or possess the recognized equivalents, such as a General Educational Development certificate. Except in certain circumstances not applicable to our institutions, status as a high school graduate or its recognized equivalent, is a prerequisite for students to receive Title IV Program funds. The ED guidance provides that students may evidence such status either by submission of relevant documentation or by making an affirmation to that effect. Certain state regulatory bodies and accrediting commissions may have different documentation requirements. We are in the process of compiling the requested information.

The SEC’s investigation is ongoing and we intend to continue to fully cooperate with the SEC.

As previously disclosed, as a result of our inquiry to the Department of Justice, we have been advised that the Department of Justice is conducting an investigation concerning us.

State Regulatory Actions

Lehigh Valley College (“Lehigh”).   As previously disclosed, on July 20, 2005, the Bureau of Consumer Protection of the Office of Attorney General in Pennsylvania (“Pennsylvania AG”) notified Lehigh that it had begun a review into the business practices of the school. The Pennsylvania AG has requested certain documents, including information relating to Lehigh’s recruitment practices, student complaints, and financial aid policies and procedures, which we provided in August 2005. We intend to fully cooperate with the Pennsylvania AG during the course of its inquiry.

Brooks Institute of Photography (“BIP”).   As previously disclosed, on July 11, 2005, BIP received a notice of conditional approval (“Notice”) to operate from the BPPVE for a period of two years, through June 30, 2007. The BPPVE conditioned the approval based on, among other things, findings of what the BPPVE contends to be pervasive provision of false and misleading information about potential salaries, false and misleading information about certain placement services and statistics, and BIP’s alleged improper calculation of contributions to the state tuition recovery fund. We and BIP are closely investigating these allegations, and believe them to be false and/or grossly exaggerated. This investigation of the facts is ongoing.

BIP has requested an administrative hearing to contest what it believes to be unfair, unwarranted, and unsupported findings and conditions. Moreover, BIP believes that the BPPVE did not conduct a proper investigation, that it has applied legal standards that do not apply to BIP, and that it purports to impose conditions that are not available to the BPPVE. By requesting a hearing, BIP has stayed the application of the conditions until after this matter is resolved by agreement or by final order issued after the administrative hearing. The administrative hearing has been set for February 2006.

BIP also filed a motion for an order directing BPPVE to withdraw its Notice based on its failure to conduct or complete a proper investigation. The motion has been taken under submission by an administrative law judge, and we are awaiting a ruling on that motion. BIP’s motion to strike BPPVE’s request for restitution based on BIP’s belief that BPPVE is not entitled to seek such relief in the context of deciding a renewal application is scheduled to be heard on December 12, 2005.

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

International Academy of Design and Technology—Sacramento (“IADT—Sacramento”).   As previously disclosed, on June 20, 2005, the BPPVE granted IADT—Sacramento a temporary approval to operate through May 31, 2006. A temporary approval is an interim designation pending a qualitative review and assessment of the institution. Approved programs include both associate and bachelor degrees in Fashion Design and Marketing, Interior Design, Criminal Justice, and Visual Communication. On July 25, 2005, the Accrediting Council for Independent Colleges and Schools (“ACICS”) notified us of approval of IADT—Sacramento as a branch campus of IADT—Tampa and of its approval of accreditation for the programs listed above. However, as described above, the ED, in a letter dated June 2005, informed us that it would not approve any applications to participate in Title IV Programs for any additional locations until certain Title IV Program-related matters have been addressed to the satisfaction of the ED. To date, we have provided the ED with all documentation that it has requested.

International Academy of Design and Technology—San Antonio (“IADT—San Antonio”).   As previously disclosed, on June 1, 2005, the Texas Workforce Commission granted IADT—San Antonio a Certificate of Approval for two diploma programs submitted on behalf of IADT—San Antonio. On May 4, 2005, a letter of intent to submit an application for approval to offer associate degree programs was submitted to the Texas Higher Education Coordinating Board (“THECB”). On July 25, 2005, the ACICS notified us of its approval of IADT—San Antonio as a branch campus of IADT—Tampa and of its approval of accreditation for the two programs cited above. On July 27, 2005, the THECB notified IADT—San Antonio that it would not consider the application until the ED granted the campus eligibility to participate in Title IV Programs. However, as described above, the ED, in a letter dated June 2005, informed us that it would not approve any applications to participate in Title IV Programs for any additional locations until certain Title IV Program-related matters have been addressed to the satisfaction of the ED. To date, we have provided the ED with all documentation that it has requested.

Sanford Brown Institute—Iselin (“SBI—Iselin”).   As previously disclosed, on May 6, 2005, SBI—Iselin received a letter from the New Jersey Department of Labor and Workforce Development (“DLWD”) expressing concerns regarding allegations against SBI—Iselin reported in a 60 Minutes segment that aired on January 30, 2005. The letter requested that the school provide the DLWD with an explanation of the issues raised in the 60 Minutes story and an argument that would convince the DLWD that SBI—Iselin should be allowed to continue to operate. The school submitted a formal written response on July 17, 2005. SBI—Iselin’s administration met with the DLWD in September 2005 and was given verbal confirmation during that meeting that they could proceed with the school’s license application submission, which had been delayed by the DLWD.

We cannot predict the outcome of pending state regulatory matters, and any unfavorable outcomes could have a material adverse effect on our business, results of operations, and financial condition. We have evaluated these matters in connection with our ongoing evaluation of indefinite-lived intangible assets for impairment.

Accrediting Body Actions

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

In addition, SACS deferred consideration of substantive changes and authorized a SACS special committee to visit the institution. SACS special committee was directed to visit AIU and evaluate the institution regarding certain of SACS Principles of Accreditation. SACS special committee completed its visits to certain of our AIU campuses in July 2005, and delivered its formal report. AIU is preparing its response and has or will implement certain of SACS special committee’s recommendations. We expect that AIU’s response will be reviewed by SACS special committee during its December 2005 meeting.

Brooks College.   As previously disclosed, the Accrediting Commission for Community and Junior Colleges of the Western Association of Schools and Colleges (“ACCJC”) placed Brooks College on Probation in June 2004 following a re-accreditation review. At the request of the ACCJC, Brooks College provided the ACCJC with a progress report in October 2004 to address certain matters. The ACCJC conducted a follow-up visit to Brooks College, and, at its January 2005 meeting, the ACCJC continued the Probation status for Brooks College. Subsequently, the ACCJC conducted a scheduled follow-up visit to Brooks College in April 2005. As previously disclosed, the ACCJC removed Brooks College from Probation status on June 29, 2005, and reaffirmed Brooks College’s accreditation through 2010. The ACCJC has also requested that Brooks College submit a progress report by March 15, 2006.

Sanford-Brown Institute, White Plains, New York (“SBI—White Plains”).   As previously disclosed, the Accrediting Bureau of Health Education Schools (“ABHES”) conducted an unannounced visit to SBI—White Plains in February 2004 following our acquisition of the campus. The ABHES conducted a follow-up focus visit in March 2004. Because of the issues raised during the February and March visits and SBI—White Plains’ plan to relocate to new facilities in July 2004, the ABHES conducted an additional site visit at SBI—White Plains in September 2004. In October 2004, the ABHES notified SBI—White Plains that, as a result of concerns identified during the September site visit, SBI—White Plains was directed to show cause as to why its current grant of accreditation should not be withdrawn. In November 2004, SBI—White Plains submitted a timely response to the show cause directive and appeared before the ABHES in December 2004 to address any questions. SBI—White Plains filed a written response with the ABHES in April 2005, underwent an on-site evaluation on April 15, 2005, and appeared before the ABHES at its most recent commission meeting on July 11, 2005. By letter dated July 25, 2005, the ABHES informed us that it had reviewed SBI—White Plains’ application for change of ownership and that it had decided to continue the show-cause directive currently in effect. The ABHES directed SBI—White Plains to submit certain information to it in response to the show-cause directive for both its main campus and its branch campus in Springfield, Massachusetts by October 1, 2005. In August 2005, and again in September 2005, SBI—White Plains submitted all requested information in response to the show cause directive. SBI—White Plains is currently scheduled to appear before the ABHES in December 2005 to review the status of the outstanding show cause directive.

We cannot predict the outcome of any pending accreditation actions, and any unfavorable outcomes could have a material adverse effect on our business, results of operations, and financial condition. We have evaluated these matters in connection with our ongoing evaluation of indefinite-lived intangible assets for impairment.

9.                 STOCK REPURCHASE PROGRAM

On July 28, 2005, our Board of Directors authorized us to use up to $300.0 million for the repurchase of shares of our outstanding common stock. Pursuant to this stock repurchase program, we may repurchase shares of our outstanding common stock on the open market in private transactions for time to time, depending on factors including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. During the third quarter of 2005, we repurchased approximately 5.3 million shares of our common stock for approximately $200.2 million at an average price of approximately $37.97 per share. In accordance with the stock repurchase program, we are authorized to use up to an additional $99.8 million to repurchase additional shares of our outstanding common stock.

10.          SHARE-BASED COMPENSATION

We account for share-based employee compensation in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (“Opinion 25”) and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) related to share-based compensation issued to employees, including stock options and employee share purchase plans. For share-based compensation issued to employees during the three months and nine months ended September 30, 2005 and 2004, compensation expense reflected in net income in the accompanying unaudited condensed consolidated statements of income was not significant. Had we applied the fair value recognition provisions of SFAS 123 to share-based employee compensation during the three months and nine months ended September 30, 2005 and 2004, our net income and earnings per share would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
	(In thousands, except per share amounts)
Net income, as reported	$54,935	$41,541	$163,620	$116,758
Total share-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(4,309)	(4,240)	(12,137)	(12,006)
Pro forma net income	$50,626	$37,301	$151,483	$104,752
Basic earnings per share—
As reported	$0.55	$0.41	$1.60	$1.15
Pro forma	$0.50	$0.36	$1.49	$1.03
Diluted earnings per share—
As reported	$0.53	$0.40	$1.57	$1.11
Pro forma	$0.49	$0.36	$1.45	$1.00

During the three months and nine months ended September 30, 2005 and 2004, the fair value of each stock option was estimated on the date of grant based on the Black-Scholes option pricing model. The weighted average fair value of the stock options granted during the three months and nine months ended September 30, 2005 and 2004, and assumptions used to value the stock options were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Dividend yield	—	—	—	—
Risk-free interest rate	4.0%	3.0%	3.8%	3.4%
Volatility	50%	50%	50%	50%
Expected life (in years)	4	4	4	4
Weighted average fair value of options granted	$16.43	$13.18	$15.01	$26.23

The pro forma results of operations summarized above are not likely to be indicative of pro forma results that may be expected in future periods as stock options vest over several years, pro forma compensation expense is recognized as the stock options vest, and additional stock option awards may be granted.

Costs associated with stock options issued to non-employees are recorded in accordance with SFAS 123. Such costs were not significant during the three months and nine months ended September 30, 2005 and 2004.

11.          COMPREHENSIVE INCOME

The components of comprehensive income during the three months and nine months ended September 30, 2005 and 2004, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
	(In thousands)
Net income	$54,935	$41,541	$163,620	$116,758
Other comprehensive income (loss)
Foreign currency translation	65	848	(3,690)	(611)
Unrealized gain (loss) on investments	40	40	(33)	189
Comprehensive income	$55,040	$42,429	$159,897	$116,336

12.          WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted income per share during the three months and nine months ended September 30, 2005 and 2004, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Basic common shares outstanding	100,540	102,376	101,966	101,370
Common stock equivalents	2,585	2,517	2,523	3,652
Diluted common shares outstanding	103,125	104,893	104,489	105,022

During the three months ended September 30, 2005 and 2004, we issued 306,402 and 106,313 shares, respectively, of our common stock upon the exercise of employee stock options and purchase of common stock pursuant to our employee stock purchase plan.

During the nine months ended September 30, 2005 and 2004, we issued 711,774 and 2,230,265 shares, respectively, of our common stock upon the exercise of employee stock options and purchase of common stock pursuant to our employee stock purchase plan.

13.          DISCONTINUED OPERATIONS

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

Revenue and income from operations of our discontinued operations were not significant to our overall consolidated results for the three months and nine months ended September 30, 2005 and 2004.

14.          SEGMENT REPORTING

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

Our reportable segments have been determined based on the method by which our management evaluates performance and allocates resources. Our management evaluates segment performance based on segment profit. This measure of profit includes shares of affiliate earnings for the CSU segment, which was $0.4 million and $0.2 million, and $3.7 million and $2.8 million for the three months and nine months ended September 30, 2005 and 2004, respectively, and excludes interest income, interest expense, miscellaneous income and expense, and any unallocated corporate expenses. Adjustments to reconcile segment results to consolidated results are reflected in “Corporate and other,” which includes unallocated corporate activity and eliminations.

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

The results of operations of AIU Online, which is included in our OEG segment, fluctuate primarily as a result of the school’s academic calendar and, more specifically, the number of instructional days in each quarter. Historically, the number of revenue-generating instructional days has been highest during the first and second quarters (January through June), lower in the third quarter (July through September), and lowest during the fourth quarter (October through December). Our operating costs do not fluctuate as significantly on a quarterly basis. We anticipate that these seasonal trends will continue.

The results of operations of Colorado Technical University Online (“CTU Online”), which is included in our OEG segment, are not significantly impacted by seasonal trends, as, historically, the number of revenue-generating instructional days during each quarter has not fluctuated.

During 2004, we corrected our revenue recognition policy with respect to Culinary and Health Education programs with externships at certain of our CSU campuses. Prior period financial statements and the notes thereto, including segment financial information, have been restated to reflect the impact of the change in our revenue recognition policy. Refer to Note 2 of the unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q for further detail.

Summary financial information by reportable segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
	(In thousands)
Revenue:
CSU	$328,430	$331,628	$1,008,425	$964,203
OEG	169,052	104,406	496,956	273,258
Total revenue	$497,482	$436,034	$1,505,381	$1,237,461
Segment Profit:
CSU	$36,470	$37,592	$116,345	$111,460
OEG	62,425	41,106	201,218	117,190
	98,895	78,698	317,563	228,650
Reconciling items:
Corporate expenses and other, net	(14,756)	(9,117)	(49,509)	(32,515)
Interest income	1,890	651	7,877	1,541
Interest expense	(343)	(525)	(1,199)	(2,067)
Miscellaneous income (expense)	228	(181)	(530)	(196)
Total income before provision for income taxes	$85,914	$69,526	$274,202	$195,413
Depreciation and Amortization:
CSU	$16,470	$12,024	$46,273	$34,171
OEG	1,583	723	4,011	1,780
Corporate & other	2,846	2,108	7,649	4,891
Total depreciation and amortization	$20,899	$14,855	$57,933	$40,842

	As of September 30,
	2005	2004
		(Restated)
	(In thousands)
Total Assets:
CSU	$1,495,990	$1,324,395
OEG	321,857	147,745
Corporate & other	(367,081)	(171,010)
Total assets	$1,450,766	$1,301,130

The negative corporate and other segment asset balances as of September 30, 2005 and 2004, are primarily attributable to the elimination of intercompany assets within the segment.

Our principal operations are located in the United States, and our results of operations and long-lived assets in geographic regions outside of the United States are not significant. During the three months and nine months ended September 30, 2005 and 2004, no individual customer accounted for more than 10% of our consolidated revenues.

15.   RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123 (R)”). SFAS 123(R) will provide investors and other users of financial information with more complete and comparable financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS 123, supersedes Opinion 25, and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows (“SFAS 95”). SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value based method been used. Public entities, other than small business issuers, will be required to apply SFAS 123(R) as of the first annual reporting period of the registrant’s fiscal year beginning on or after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition of compensation cost related to share-based compensation transactions. Under SFAS 123(R), companies must determine the appropriate fair value model to be used for valuing share-based payment, the amortization method for compensation cost, and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption alternatives.

We are currently evaluating the requirements of SFAS 123(R). The impact of our adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of SFAS 123(R) would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 10 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. SFAS 123(R) also requires that the benefit of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot reasonably estimate the future income tax benefits of stock option exercise, as they depend on, among other things, when employees exercise stock options.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces Accounting Principal Board Opinion No. 20 Accounting Changes (amended), and Statement of Financial Accounting Standards No. 3 Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective applications of a change in accounting principle be limited to the direct effects of the change. Indirect effects of the change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this SFAS 154 is issued.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Management’s Discussion and Analysis (“MD&A”) is intended to assist the reader in understanding our financial results and position, critical accounting policies, and significant business developments. MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes appearing elsewhere herein. Highlights of the individual sections of our MD&A are as follows:

•       Special Note on Forward-Looking Statements—cautionary information about forward-looking statements.

•       Our Business—a general description of our business, including a discussion of legal and regulatory actions, business and industry trends, and corporate governance developments.

•       Summary of Critical Accounting Policies—a discussion of accounting policies that we believe are most critical to our financial condition and results of operations and require management’s most subjective, or complex judgments and estimates.

•       Results of Operations—an analysis of our consolidated results of operations for the three months and nine months ended September 30, 2005 and 2004, as reflected in our unaudited condensed consolidated statements of income.

•       Liquidity, Financial Position, and Capital Resources—a discussion of primary cash flows sources, cash flows for the three months and nine months ended September 30, 2005 and 2004, financial position, contractual obligations, and our stock repurchase program.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, performance and business prospects, and opportunities. We have used words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “project,” “will,” and similar expressions, but these words are not the exclusive means of identifying these forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, that could cause our actual growth, results of operations, performance and business prospects, and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments or changed circumstances, or for any other reason. These risks and uncertainties, the outcomes of which could materially and adversely affect our financial condition and operations, include, but are not limited to, the following:

•       risks related to our ability to comply with, and the impact of changes in, legislation and regulations that affect our ability to participate in student financial aid programs, including the regulatory matters described herein;

•       costs, risks and effects of legal and administrative proceedings and investigations and governmental regulations, including the pending Securities and Exchange Commission (“SEC”) and Justice Department investigations, and class action, derivative, and other lawsuits;

•       risks related to our ability to comply with accrediting agency requirements or obtain accrediting agency approvals;

•       costs and difficulties related to the integration of acquired businesses;

•       risks related to our ability to manage and continue growth;

•       future financial and operational results;

•       risks related to competition, general economic conditions, and other risk factors relating to our industry and business; and

•       the factors discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risks Related to Our Business” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2004.

OUR BUSINESS

We are one of the largest providers of private, for-profit, postsecondary education. We have segregated our operations into two distinct operating segments, our College, Schools and Universities (“CSU”) segment and our Online Education Group (“OEG”) segment. Our CSU segment represents an aggregation of our traditional “brick-and-mortar” campuses through which we provide educational services primarily in a classroom or laboratory setting at more than 80 campuses located throughout the United States and in France, Canada, the United Kingdom, and the United Arab Emirates. Our OEG segment operates two online educational platforms, American InterContinental University Online (“AIU Online”) and Colorado Technical University Online (“CTU Online”), which deliver educational services through internet-based programs.

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

Our total student population as of October 31, 2005, was approximately 107,300 students, including total OEG student population as of October 31, 2005, of approximately 32,000 students.

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

The results of operations of AIU Online fluctuate primarily as a result of the school’s academic calendar and, more specifically, the number of instructional days in each quarter. Historically, the number of revenue-generating instructional days has been highest during the first and second quarters (January through June), lower in the third quarter (July through September), and lowest during the fourth quarter (October through December). Our operating costs do not fluctuate as significantly on a quarterly basis. We anticipate that these seasonal trends will continue.

The results of operations of CTU Online are not significantly impacted by seasonal trends, as, historically, the number of revenue-generating instructional days during each quarter has not fluctuated.

Revenue

Our principal source of revenue is tuition collected from our students. The academic year for our institutions is generally at least 30 weeks in length but varies both by school and program of study and is divided by term, which is determined by start dates, which also vary by school and program of study. Our schools charge tuition at varying amounts, depending on the school and on the type of program and specific curriculum. Our students finance tuition costs through the use of a variety of fund sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, private and institutional scholarships, and cash payments. Our schools generally increase tuition one or more times annually.

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

General and administrative expense includes salaries and benefits of personnel in corporate and school administration, marketing, admissions, accounting, human resources, legal, and compliance. Costs of promotion and development, advertising and production of marketing materials, occupancy of the corporate offices, and bad debt expense are also included in this expense category.

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

Litigation and Regulatory Actions

See Note 8 “Commitments and Contingencies” in the notes to our unaudited, condensed, consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion of selected litigation and regulatory actions.

Business and Industry Trends

As discussed in Note 8 “Commitment and Contingencies—Federal Regulatory Actions” in the notes to our unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q , until we address certain matters to its satisfaction, the Department of Education (“ED”) has placed restrictions on our ability to obtain funds issued under federal programs of student financial assistance authorized under Title IV of the Higher Education Act of 1965, as amended (“Title IV Program”), for acquired or start-up campuses in the United States.

During the last three months of 2004 and the first nine months of 2005, our Gibbs division schools, which are included in our CSU segment, have experienced a significant decline in student population relative to student population in prior periods. This decline in student population has resulted in a decrease in revenue for the division relative to prior periods and has negatively impacted the profitability of our CSU segment as a whole. We continue to expect limited growth and low levels of profitability from the Gibbs division in the near term. Our management is devoting increased attention to the Gibbs division in an effort to improve the division’s performance.

Also, we believe that an overall strengthening of U.S. macroeconomic conditions has provided potential students with more viable immediate employment opportunities and may be adversely impacting our ability to successfully recruit and enroll students. As a result of a stronger job market, we believe that prospective students may choose to enter or remain in the workforce rather than pursue continuing eduction.

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

We believe these factors contributed to the modest decline in CSU segment revenue during the third quarter of 2005 relative to CSU segment revenue during the second quarter of 2005 and the third quarter of 2004.

Corporate Governance Developments

As previously disclosed, on May 20, 2005, our Board of Directors unanimously decided to expand the Board to add two new independent director positions. The new director positions will increase the Board’s size to the nine-member maximum established by our charter. Seven of the nine Board members will be independent directors. The Board has retained an executive recruiting firm to conduct the search for new director candidates, and is in the process of interviewing candidates.

The Nominating and Governance Committee (the “Committee”) of our Board of Directors has evaluated our corporate governance practices. During the review process, the Committee examined a full range of corporate governance measures, including a number of governance practices and policies that we already had in place. The Committee’s review included consultations with corporate governance experts and shareholders holding a majority of our shares. As previously disclosed, during July 2005, the Board of Directors approved certain corporate governance directives. These directives included an amendment to our Rights Agreement dated May 28, 2002, with Computershare Investor Services, LLC, as Rights Agent

(“Shareholder Rights Plan”), commonly referred to as a “poison pill,” to accelerate the final expiration date of the preferred share purchase rights issued under the plan. On July 29, 2005, we entered into an amendment to our Shareholder Rights Plan to accelerate the final expiration date of the preferred share purchase rights issued under the plan. Under the terms of the amendment, the preferred share purchase rights expired at the close of business on August 15, 2005, rather than May 28, 2012, as initially provided under the plan. Our Shareholder Rights Plan terminated immediately upon the expiration of the purchase rights.

Additionally, our Board of Directors has adopted minimum stock ownership guidelines for its senior management and Directors. Pursuant to an Executive Officer Stock Ownership Program (the “Program”), Program participants are required to maintain ownership of our common stock with a market value equal to a specified multiple of their base salary or, in the case of directors, a specified multiple of their annual retainer (“Ownership Targets”). The Program was effective as of September 1, 2005, and Program participants are required to meet Ownership Targets within five years of such date, or, in the case of new participants, within five years after the date that they became a participant in the Program. There are currently approximately 20 officers and directors who are required to participate in the Program.

Our Board of Directors also adopted other measures to enhance our governance practices, including a policy requiring approval for Board member participation on other boards of directors and a policy requiring continuing education for all Board members.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Other revenue consists of, among other things, bookstore sales, student laptop computer sales, dormitory revenue, restaurant revenue, contract training revenue, and cafeteria revenue. Revenue from dormitory and cafeteria services is generally billed to a student at the beginning of an academic term and is recognized on a straight-line basis over the term of a student’s dormitory and cafeteria use. Other dormitory and cafeteria revenue, as well as student laptop computer sales, bookstore sales, restaurant revenue, and contract training revenue, is billed and recognized as services are performed or goods are delivered.

Certain of our schools bill students a single charge that covers tuition and required program materials, such as textbooks and supplies. Such billings, which we treat as a single accounting unit in accordance with EITF Issue 00-21, Revenue Arrangements with Multiple Deliverables, are recognized as tuition and registration fee revenue on a straight-line basis over the applicable academic term.

Allowance for Doubtful Accounts

Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to student tuition receivables. Our schools calculate and record allowances for doubtful accounts based on a standard allowance estimation methodology developed by corporate financial management. Our standard allowance estimation methodology considers a number of factors that, based on our collections experience, we believe have an impact on our credit risk and the realizability of our student receivables. Among these factors are a student’s status (in-school or out-of-school), anticipated funding source (for example, federal loan or grant, state grant, private loan, student cash payments, etc.), whether or not an out-of-school student has completed his or her program of study, and our overall collections history. Specifically, our allowance estimation methodology segments our accounts receivable due from in-school students into groups according to each student’s primary funding source, exclusive of Stafford loans and federal and state grants. Our allowance methodology for out-of-school student accounts segments such accounts into two categories of students—those who have completed their programs of study and those who have not. We apply allowance percentage estimates, which are based upon our historical collections experience, to each in-school student funding source group and out-of-school student category. Out-of-school students include students who have withdrawn from or completed their programs of study. All other students are classified as in-school students. On at least an annual basis, we monitor our collections and write-off experience to assess whether adjustments to our allowance estimates are necessary. In this way, we believe that our allowance estimation methodology reflects our most recent collections experience and will be responsive to changes in the total mix of student funding sources. Changes in trends in any of the factors that we believe impact the realizability of our student receivables, as noted above, or modifications to our credit standards, collection practices, and other related policies may impact our estimate of allowance for doubtful accounts and our financial results.

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

RESULTS OF OPERATIONS

Refer to the Summary Financial Data table below while reading the following review of our results of operations.

	Three Months				Nine Months
	Ended				Ended
	September 30,				September 30,
	2005		2004		2005		2004
			(Restated)				(Restated)
	(Dollars in thousands; percentages represent percentage of total revenue)
REVENUE:
Tuition and registration fees	$472,231	94.9%	$404,083	92.7%	$1,433,044	95.2%	$1,146,613	92.7%
Other	25,251	5.1	31,951	7.3	72,337	4.8	90,848	7.3
Total revenue	497,482	100.0	436,034	100.0	1,505,381	100.0	1,237,461	100.0
OPERATING EXPENSES:
Educational services and facilities	154,797	31.1	145,433	33.4	464,596	30.9	410,502	33.2
General and administrative	238,075	47.9	206,374	47.3	718,468	47.7	592,781	47.9
Depreciation and amortization	20,899	4.2	14,855	3.4	57,933	3.8	40,842	3.3
Total operating expenses	413,771	83.2	366,662	84.1	1,240,997	82.4	1,044,125	84.4
Income from operations	83,711	16.8	69,372	15.9	264,384	17.6	193,336	15.6
OTHER INCOME (EXPENSE):
Interest income	1,890	0.5	651	0.1	7,877	0.5	1,541	0.1
Interest expense	(343)	(0.1)	(525)	(0.1)	(1,199)	(0.1)	(2,067)	(0.2)
Share of affiliate earnings	428	0.1	209	—	3,670	0.2	2,799	0.3
Miscellaneous income (expense)	228	—	(181)	—	(530)	—	(196)	—
Total other income	2,203	0.5	154	—	9,818	0.6	2,077	0.2
Income before provision for income taxes	85,914	17.3	69,526	15.9	274,202	18.2	195,413	15.8
PROVISION FOR INCOME TAXES	30,979	6.3	27,985	6.4	104,882	7.0	78,655	6.4
Income from continuing operations	54,935	11.0	41,541	9.5	169,320	11.2	116,758	9.4
DISCONTINUED OPERATIONS:
Loss from discontinued operations	—	—	—	—	(5,700)	(0.3)	—	—
NET INCOME	$54,935	11.0%	$41,541	9.5%	$163,620	10.9%	$116,758	9.4%

Three Months Ended September 30, 2005, Compared to Three Months Ended September 30, 2004, Restated

Certain amounts presented below for the three months ended September 30, 2004, have been restated to reflect the change in our revenue recognition policy with respect to Culinary and Health Education programs with externships, as discussed in Note 2 “Correction of Revenue Recognition for Culinary and Health Education Externships” to the unaudited condensed consolidated financial statements included herein.

Revenue

Colleges, Schools and Universities (“CSU”) Revenue.   Revenue for our CSU segment for the three months ended September 30, 2005 and 2004, was as follows:

	2005	2004
		(Restated)
	(In thousands)
Tuition and registration fees	$303,374	$303,891
Other	25,056	27,737
Total revenue	$328,430	$331,628

CSU tuition and registration fee revenue decreased $0.5 million, from $303.9 million during the third quarter of 2004 to $303.4 million during the third quarter of 2005. The CSU tuition and registration fee revenue decrease is primarily attributable to a decline in average student population during the three months ended September 30, 2005, as compared to average student population during the three months ended September 30, 2004, offset, in part, by CSU tuition price increases and a shift in student enrollment mix that resulted in higher average revenue per student.

CSU other revenue decreased $2.7 million or 10%, from $27.7 million during the third quarter of 2004 to $25.1 million during the third quarter of 2005. The decrease is primarily attributable to a decrease in student laptop sales during the period related to the decline in average student population discussed above.

Online Education Group (“OEG”) Revenue.   Revenue for our OEG segment for the three months ended September 30, 2005 and 2004, was as follows:

	2005	2004
	(In thousands)
Tuition and registration fees	$168,857	$100,192
Other	195	4,214
Total revenue	$169,052	$104,406

OEG tuition and registration fee revenue increased $68.7 million or 69%, from $100.2 million during the third quarter of 2004 to $168.9 million during the third quarter of 2005. The OEG revenue growth is primarily attributable to an increase in student population during the period. The increase in OEG student population is primarily attributable to the continued growth of the online education market and OEG’s continued penetration into that expanded market through increased investment in marketing activities and recruiting efforts and an expansion of product offerings and online platforms. Also, during the first quarter of 2004, OEG began billing new students a single charge that covers tuition and required program materials, such as textbooks and supplies, which is included as a component of tuition and registration fee revenue. Previously, these required program materials were billed separately from tuition, and the related revenue was recorded as a component of other revenue. The impact of this change has resulted in the disproportionate growth of third quarter 2005 OEG tuition and registration fee revenue relative to the decrease in third quarter 2005 OEG other revenue, as discussed below.

OEG other revenue decreased $4.0 million or 95%, from $4.2 million during the third quarter of 2004 to $0.2 million during the third quarter of 2005. This decrease is primarily attributable to the change in tuition billing mentioned above.

Educational Services and Facilities Expense

Educational services and facilities expense increased $9.4 million or 6%, from $145.4 million during the third quarter of 2004 to $154.8 million during the third quarter of 2005. CSU and OEG segment educational service and facilities expense increased $2.7 million and $7.5 million, respectively. The increase in CSU and OEG educational services and facilities expense accounted for approximately two and five percentage points, respectively, of the total 6% increase.

CSU Educational Services and Facilities Expense.   The increase in CSU educational services and facilities expense is primarily attributable to increases in academic department salaries and benefits expense, and increases in occupancy expense related to facility upgrades and expansions during 2004 and the first nine months of 2005.

OEG Educational Services and Facilities Expense.   The increase in OEG educational services and facilities expense is primarily attributable to increases in variable expenses necessary to support the increase in student population mentioned above, additional student service activities designed to improve retention, an increase in curriculum development activities, and increased occupancy costs associated with facility upgrades and expansions during 2004 and the first nine months of 2005.

General and Administrative Expense

General and administrative expense increased $31.7 million or 15%, from $206.4 million during the third quarter of 2004 to $238.1 million during the third quarter of 2005. General and administrative expense attributable to the OEG and Corporate and other segments increased $35.0 million and $5.7 million, respectively, which represented approximately 17 and three percentage points, respectively, of the total 15% increase in general and administrative expense. These increases were offset, in part, by a decrease in CSU general and administrative expense of $9.0 million, which represented approximately five percentage points of the total 15% increase in general and administrative expense.

OEG General and Administrative Expense.   The increase in OEG general and administrative expense is primarily attributable to an increase in advertising, marketing, and admissions costs incurred in support of increased OEG student lead, enrollment, and start volume. The increase is also attributable to increased financial aid, career services, and other administrative costs necessary to support the increase in OEG student population mentioned above.

Corporate and Other General and Administrative Expense.   The increase in net unallocated Corporate and other general and administrative expenses is primarily attributable to increases in salaries and benefit costs and increases in legal and other professional costs incurred during the period, partly due to the matters noted in Note 8 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

CSU General and Administrative Expense.   The decrease in CSU general and administrative expense is primarily attributable to the effect of cost cutting measures enacted in response to the decline in average CSU student population discussed above. The decline in CSU general and administrative expense is also attributable to a decrease in CSU bad debt expense, as discussed further below.

Bad Debt Expense Included in General and Administrative Expense.   Bad debt expense, which is included in general and administrative expense, decreased $1.3 million or 6%, from $24.0 million during the third quarter of 2004 to $22.7 million during the third quarter of 2005. Bad debt expense as a percentage of revenue decreased from 5.5% during the third quarter of 2004 to 4.6% during the third quarter of 2005. The decrease in bad debt expense as a percentage of revenue is primarily attributable to a decrease in overall accounts receivable exposure at our domestic CSU schools, due primarily to strong cash collections, and stricter credit practices exercised during the period. The positive effect on bad debt expense as a percentage of revenue of the factors noted above was offset, in part, by a decline in OEG student retention during the period, resulting in a shift in the relative distribution of student receivable balances from in-school student receivables to out-of-school student receivables. Out-of-school student receivable balances generally pose a greater credit risk than do in-school student receivables and are subject to a greater allowance percentage.

Given the reduction in days sales outstanding and student receivable balances that we have realized in 2005, relative to 2004 days sales outstanding and student receivable balances, opportunities to further reduce bad debt expense as a percentage of revenue on a going forward basis may be limited. Furthermore, increases in days sales outstanding and student receivable balances or changes in the relative distribution of our total student receivable balances between in-school student receivables and out-of-school student receivables may result in an increase in our bad debt expense as a percentage of revenue in future periods.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $6.0 million or 41%, from $14.9 million during the third quarter of 2004 to $20.9 million during the third quarter of 2005, primarily as a result of depreciation expense recorded in connection with 2004 and 2005 capital expenditures.

Income from Operations

Income from operations during the three months ended September 30, 2005 and 2004, was as follows:

	2005	2004
		(Restated)
	(In thousands)
CSU (excludes share of affiliate earnings)	$36,042	$37,383
OEG	62,425	41,106
Corporate, eliminations, and other	(14,756)	(9,117)
Total income from operations	$83,711	$69,372

Income from operations increased $14.3 million or 21%, from $69.4 million during the third quarter of 2004 to $83.7 million during the third quarter of 2005. Approximately $21.3 million, or 31 percentage points of the total 21% increase, is attributable to the growth of OEG operating income. OEG operating income growth was offset, in part, by a decrease in CSU operating income of $1.3 million, or two percentage points of the total 21% increase, and an increase in net unallocated corporate expenses, of approximately $5.7 million, or eight percentage points of the total 21% increase.

Interest Income

Interest income increased $1.2 million, from $0.7 million during the third quarter of 2004 to $1.9 million during the third quarter of 2005, primarily as a result of an increase in average invested cash balances. Also contributing to the increase, during the second quarter of 2005, we began investing a portion of our cash and cash equivalent balances in available-for-sale investments that generally bear higher investment yields than investments in cash equivalent securities.

Interest Expense

Interest expense decreased $0.2 million, from $0.5 million during the third quarter of 2004 to $0.3 million during the third quarter of 2005.

Share of Affiliate Earnings

Share of affiliate earnings from our minority interest in American University in Dubai, United Arab Emirates, which is included in the results of our CSU segment, increased $0.2 million, from $0.2 million during the third quarter of 2004 to $0.4 million during the third quarter of 2005.

Miscellaneous Income (Expenses)

Miscellaneous income (expense) increased $0.4 million, from $(0.2) million during the third quarter of 2004 to $0.2 million during the third quarter of 2005.

Provision for Income Taxes

Provision for income taxes increased $3.0 million or 11%, from $28.0 million during the third quarter of 2004 to $31.0 million during the third quarter of 2005, primarily as a result of an increase in pretax income during the third quarter of 2005 of $16.4 million, offset, in part, by a reduction of our effective income tax rate from 40.25% during the third quarter of 2004 to 36.06% during the third quarter of 2005. The application of a 36.06% effective income tax rate to third quarter 2005 pretax income resulted in an effective income tax rate of 38.25% for the nine months ended September 30, 2005. The decrease in our effective tax rate is attributable to the impact of various tax planning strategies and favorable changes in the proportionate distribution of our total pretax income among the tax jurisdictions in which we operate. Future changes in the proportionate distribution of our total pretax income among the tax jurisdictions in which we operate may further impact our effective income tax rate.

Net Income

Net income increased $13.4 million or 32%, from $41.5 million during the third quarter of 2004 to $54.9 million during the third quarter of 2005, due to the cumulative effect of the factors noted above.

Nine Months Ended September 30, 2005, Compared to Nine Months Ended September 30, 2004, Restated

Certain amounts presented below for the nine months ended September 30, 2004, have been restated to reflect the change in our revenue recognition policy with respect to Culinary and Health Education programs with externships, as discussed in Note 2 “Correction of Revenue Recognition for Culinary and Health Education Externships” to the unaudited condensed consolidated financial statements included herein.

Revenue

Colleges, Schools and Universities (“CSU”) Revenue.   Revenue for our CSU segment for the nine months ended September 30, 2005 and 2004, was as follows:

	2005	2004
		(Restated)
	(In thousands)
Tuition and registration fees	$938,584	$890,183
Other	69,841	74,020
Total revenue	$1,008,425	$964,203

CSU tuition and registration fee revenue increased $48.4 million or 5%, from $890.2 million during the nine months ended September 30, 2004, to $938.6 million during the nine months ended September 30, 2005. The increase is primarily attributable to CSU tuition price increases and a shift in student enrollment mix that resulted in higher average revenue per student. CSU student population has generally remained consistent for the nine months ended September 30, 2005, as compared to the same period in the prior year.

The total CSU increase is also attributable to tuition and registration fee revenue generated by CSU schools opened after January 1, 2004 (i.e., IADT—Las Vegas, IADT—Nashville, Le Cordon Bleu College of Culinary Arts—Miami, IADT—Seattle, SBC—Milwaukee, and Kitchen Academy—Hollywood).

CSU other revenue decreased $4.2 million or 6%, from $74.0 million during the nine months ended September 30, 2004, to $69.8 million during the nine months ended September 30, 2005. The decrease is primarily attributable to a decline in student laptop sales during the period.

Online Education Group (“OEG”) Revenue.   Revenue for our OEG segment for the nine months ended September 30, 2005 and 2004, was as follows:

	2005	2004
	(In thousands)
Tuition and registration fees	$494,460	$256,429
Other	2,496	16,829
Total revenue	$496,956	$273,258

OEG tuition and registration fee revenue increased $238.0 million or 93%, from $256.4 million during the nine months ended September 30, 2004, to $494.5 million during the nine months ended September 30, 2005. The OEG revenue growth is primarily attributable to an increase in student population during the period relative to the student population during the nine months ended September 30, 2004. The increase in OEG student population is primarily attributable to the continued growth of the online education market and OEG’s continued penetration into that expanded market through increased investment in marketing activities and recruiting efforts and an expansion of product offerings and online platforms. Also, during the first quarter of 2004, OEG began billing new students a single charge that covers tuition and required program materials, such as textbooks and supplies, which is included as a component of tuition and registration fee revenue. Previously, these required program materials were billed separately from tuition, and the related revenue was recorded as a component of other revenue. The impact of this change has resulted in the disproportionate growth of OEG tuition and registration fee revenue during the nine months ended September 30, 2005, relative to the decrease in OEG other revenue during the nine months ended September 30, 2004, as discussed below.

OEG other revenue decreased $14.3 million or 85%, from $16.8 million during the nine months ended September 30, 2004, to $2.5 million during the nine months ended September 30, 2005. This decrease is primarily attributable to the change in tuition billing mentioned above.

Educational Services and Facilities Expense

Educational services and facilities expense increased $54.1 million or 13%, from $410.5 million during the nine months ended September 30, 2004, to $464.6 million during the nine months ended September 30, 2005. CSU and OEG segment educational services and facilities expense increased $33.8 million and $21.9 million, respectively. The increase in CSU and OEG educational services and facilities expense accounted for approximately eight and five percentage points, respectively, of the total 13% increase.

CSU Educational Services and Facilities Expense.   The increase in CSU educational services and facilities expense is primarily attributable to increases in academic department salaries and benefits expense and increases in occupancy expense related to facility upgrades and expansions during 2004 and the first nine months of 2005.

OEG Educational Services and Facilities Expense.   The increase in OEG educational services and facilities expense is primarily attributable to increases in variable expenses necessary to support the increase student population mentioned above, additional student service activities designed to improve retention, an increase in curriculum development activities, and increased occupancy costs associated with facility upgrades and expansions during 2004 and the first nine months of 2005.

General and Administrative Expense

General and administrative expense increased $125.7 million or 21%, from $592.8 million during the nine months ended September 30, 2004, to $718.5 million during the nine months ended September 30, 2005. General and administrative expense attributable to the OEG and Corporate and other segments increased $115.5 million and $15.9 million, respectively, which represented approximately 19 and three percentage points, respectively, of the total 21% increase in general and administrative expense. These increases were offset, in part, by a decrease in CSU general and administrative expense of $5.7 million, which represented approximately one percentage point of the total 21% increase in general and administrative expense.

OEG General and Administrative Expense.   The increase in OEG general and administrative expense is primarily attributable to an increase in advertising, marketing, and admissions costs incurred in support of increased OEG student lead, enrollment, and start volume. The increase is also attributable to increased financial aid, career services, and other administrative costs necessary to support the increase in OEG student population mentioned above.

Corporate and Other General and Administrative Expense.   The increase in net unallocated Corporate and other general and administrative expense is primarily attributable to increases in salaries and benefit costs and increases in legal and other professional costs incurred during the period, partly due to the matters noted in Note 8 “Commitments and Contingencies’’ to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

CSU General and Administrative Expense.   The decrease in CSU general and administrative expense is primarily attributable to a decrease in bad debt expense during the period, as discussed below. In addition, the decrease in CSU general and administrative expense is attributable to cost cutting measures enacted in response to a decline in CSU average student population during the period.

Bad Debt Expense Included in General and Administrative Expense.   Bad debt expense, which is included in general and administrative expense, decreased $2.9 million or 5%, from $64.6 million during the nine months ended September 30, 2004, to $61.7 million during the nine months ended September 30, 2005. Bad debt expense as a percentage of revenue decreased from 5.2% during the nine months ended September 30, 2004 to 4.1% during the nine months ended September 30, 2005. The decrease in bad debt expense and bad debt expense as a percentage of revenue is primarily attributable to a decrease in overall accounts receivable exposure, due to a stricter write-off policy implemented during June 2005, strong cash collections, stricter credit policies, and proceeds from the sale of certain fully-reserved student receivables during the first quarter of 2005. The positive effect on bad debt expense and bad debt expense as a percentage of revenue of the factors noted above was offset, in part, by a decline in OEG student retention during the period, resulting in a shift in the relative distribution of OEG student receivable balances from in-school student receivables to out-of-school student receivables. Out-of-school student receivable balances generally pose a greater credit risk than do in-school student receivables and are subject to a greater allowance percentage.

Given the reduction in days sales outstanding and student receivable balances that we have realized in 2005, relative to 2004 days sales outstanding and student receivable balances, and opportunities to further reduce bad debt expense as a percentage of revenue on a going forward basis may be limited. Furthermore, increases in days sales outstanding and student receivable balances or changes in the relative distribution of our total student receivable balances between in-school student receivables and out-of-school student receivables may result in an increase in our bad debt expense as a percentage of revenue in future periods.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $17.1 million or 42%, from $40.8 million during the nine months ended September 30, 2004, to $57.9 million during the nine months ended September 30, 2005, primarily as a result of depreciation expense recorded in connection with 2004 and 2005 capital expenditures.

Income from Operations

Income from operations during the nine months ended September 30, 2005 and 2004, was as follows:

	2005	2004
		(Restated)
	(In thousands)
CSU (excludes share of affiliate earnings)	$112,675	$108,661
OEG	201,218	117,190
Corporate, eliminations, and other	(49,509)	(32,515)
Total income from operations	$264,384	$193,336

Income from operations increased $71.0 million or 37%, from $193.3 million during the nine months ended September 30, 2004, to $264.4 million during the nine months ended September 30, 2005. Approximately $84.0 million, or 43 percentage points of the total 37% increase, is attributable to the growth of OEG operating income, and approximately $4.0 million, or three percentage points of the total 37% increase, is attributable to the growth of CSU operating income. This growth was offset, in part, by an increase in net unallocated corporate expenses of approximately $17.0 million, representing nine percentage points of the total 37% increase.

Interest Income

Interest income increased $6.4 million, from $1.5 million during the nine months ended September 30, 2004, to $7.9 million during the nine months ended September 30, 2005, primarily as a result of an increase in average invested cash balances. Also contributing to the increase, during the second quarter of 2005, we began investing a portion of our cash and cash equivalent balance in available-for-sale investments that generally bear higher investment yields than investments in cash equivalent securities.

Interest Expense

Interest expense decreased $0.9 million or 43%, from $2.1 million during the nine months ended September 30, 2004, to $1.2 million during the nine months ended September 30, 2005.

Share of Affiliate Earnings

Share of affiliate earnings from our minority interest in American University in Dubai, United Arab Emirates, which is included in the results of our CSU segment, increased $0.9 million or 32%, from $2.8 million during the nine months ended September 30, 2004, to $3.7 million during the nine months ended September 30, 2005.

Miscellaneous Expense

Miscellaneous expense increased $0.3 million to $0.5 million during the nine months ended September 30, 2005.

Provision for Income Taxes

Provision for income taxes increased $26.2 million or 33%, from $78.7 million during the nine months ended September 30, 2004 to $104.9 million during the nine months ended September 30, 2005, primarily as a result of an increase in pretax income during the nine months ended September 30, 2005, of $78.8 million, offset, in part, by a reduction of our effective income tax rate from 40.25% during the nine months ended September 30, 2004, to 38.25% during the nine months ended September 30, 2005. The decrease in our effective tax rate is attributable to the impact of various tax planning strategies and favorable changes in the proportionate distribution of our total pretax income among the tax jurisdictions in which we operate. Future changes in the proportionate distribution of our total pretax income among the tax jurisdictions in which we operate may further impact our effective income tax rate.

Loss from Discontinued Operations

During the first quarter of 2005, we recorded a loss from discontinued operations of $5.7 million. The loss is attributable to a $5.1 million loss recognized upon the disposition of the net assets of our IADT—Montreal campus that was designated for “teach-out” in January 2005. The remainder of the loss is attributable to a $0.6 million write-down of goodwill related to our IADT—Ottawa campus, which completed all “teach-out” activities during the first quarter of 2005.

Net Income

Net income increased $46.8 million or 40%, from $116.8 million during the nine months ended September 30, 2004, to $163.6 million during the nine months ended September 30, 2005, due to the cumulative effect of the factors noted above.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

Sources of Cash Flows

Our primary source of cash is tuition collected from our students. Our students finance tuition costs through the use of a variety of fund sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, private and institutional scholarships, and cash payments. During the three months and nine months ended September 30, 2005 and 2004, tuition payments received by our U.S. institutions by primary fund source as a percentage of total tuition payments received by our U.S. institutions was as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Title IV funding
Stafford loans	40.2%	39.4%	41.8%	40.3%
Grants	8.9%	9.7%	9.3%	9.8%
PLUS loans	9.5%	9.5%	8.7%	8.7%
Total Title IV funding	58.6%	58.6%	59.8%	58.8%
Private loans
Non-recourse loans	22.5%	23.5%	21.3%	22.7%
Sallie Mae recourse loans	1.9%	2.0%	2.2%	2.0%
Stillwater recourse loans	0.6%	0.5%	0.6%	0.4%
Total private loans	25.0%	26.0%	24.1%	25.1%
Scholarships, grants and other	3.0%	3.0%	3.3%	3.6%
Cash payments	13.4%	12.4%	12.8%	12.5%
Total tuition receipts	100.0%	100.0%	100.0%	100.0%

Title IV Funding

Stafford Loans.   Stafford loans are loans made directly to our students by financial institutions that participate in the Federal Family Education Loan (“FFEL”) program. There are two types of Stafford loans: subsidized and unsubsidized. Students who have a demonstrated financial need are eligible to receive a subsidized Stafford loan, with the ED paying the interest on this loan while the student is in school and during the first six months after leaving school. Students without a demonstrated financial need are eligible to receive an unsubsidized Stafford loan. The student is responsible for paying the interest on an unsubsidized Stafford loan while in school and after leaving school. Students who are eligible for a subsidized Stafford loan may also receive an unsubsidized Stafford loan.

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

Grants.   Title IV Program grants are grants made to our students under the Federal Pell Grant (“Pell”) and Federal Supplemental Educational Opportunity Grant (“FSEOG”) programs. The ED makes Pell grants to students who demonstrate financial need up to a maximum amount of $4,050 per award year. FSEOG awards are designed to supplement Pell grants for the neediest students up to a maximum amount of $4,000 per award year.

PLUS Loans.   A Federal PLUS (“PLUS”) program loan is a loan made directly by financial institutions to the parents of our students. Parents who have an acceptable credit history can borrow under a PLUS loan to pay the educational expenses of a child who is a dependent student enrolled at least half-time at our U.S. institutions. The amount of a PLUS loan cannot exceed the student’s cost of attendance less all other financial aid received.

Private Loans

As the Stafford loan limits are generally significantly less than the tuition costs at our U.S. institutions, many of our students have been obtaining private loans to finance the remainder of their tuition costs. These private loans are made directly to our students by financial institutions and are not guaranteed under the FFEL program.

Non-Recourse Loans   A financial institution providing a non-recourse loan assumes 100% of the credit risk on the loan. To receive a non-recourse loan, the student, or the student and a co-borrower, must meet the credit criteria established by the financial institution for these loans. Each financial institution has established its respective credit criteria and loan limits. Students and co-borrowers can generally borrow an amount equal to the student’s cost of attendance less all other financial aid received. The majority of non-recourse private loans received by our students at our U.S. institutions during the three months and nine months ended September 30, 2005 and 2004, were provided by Sallie Mae.

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

Sallie Mae Agreement.   Under our recourse loan agreement with Sallie Mae, we are required to deposit 20% of all recourse loans funded under the agreement into a Sallie Mae reserve account. During the third quarter of 2005, we amended our agreement with Sallie Mae. The amended agreement provides for an unlimited recourse loan funding limit through the November 30, 2005, expiration date, at which point we expect to have negotiated a new recourse loan agreement with Sallie Mae.

Recourse loans funded under this agreement are intended for students whose credit scores are less than the credit score required under Sallie Mae’s non-recourse loan program. A student is generally eligible for a Sallie Mae recourse loan if (1) the student demonstrates a specified minimum credit score, (2) any bankruptcy proceeding involving the student has been discharged for at least 18 months, and (3) the student is not in default or delinquent with respect to any prior student loan. Under the terms of the agreement, we are obligated to purchase, with funds that have been deposited into the reserve account, as discussed above, recourse loans funded under the agreement (1) that have been delinquent for 150 days or (2) upon the bankruptcy, death, or total and permanent disability of the borrower. The amount of our purchase obligation may not exceed the 20% of loans funded under the agreement and that amount is withheld by Sallie Mae and deposited into the reserve account. Any balance remaining in the reserve account after all recourse loans have been either repaid in full or purchased by us will be paid to us.

Stillwater Agreement.   On December 10, 2003, we entered into an agreement with Stillwater to purchase certain private student loans originated by Stillwater and serviced by Sallie Mae. The private student loans subject to this purchase agreement are made by Stillwater to students at our schools if (1) the student demonstrated a specified minimum credit score, which is less than the minimum credit score required pursuant to our recourse loan agreement with Sallie Mae, (2) any bankruptcy proceeding involving the student has been discharged for at least 18 months, and (3) the student is not in default or delinquent with respect to any prior student loan. Under the terms of the purchase agreement, Stillwater retains 50% of the loan amounts disbursed and deposits this amount into a reserve account. Under the terms of the purchase agreement, Stillwater has an option, but not an obligation, to sell to us these private student loans on a monthly basis. We are required to purchase all private student loans offered for sale by Stillwater for a price equal to the current principal balance plus accrued interest. Upon purchase of private student loans from Stillwater, we receive all funds that were placed into the reserve account with respect to the specific loans purchased.

Analysis of Cash Flows

As of September 30, 2005, we had cash and cash equivalents of $90.2 million, compared to cash and cash equivalents of $349.5 million as of December 31, 2004. Also, as of September 30, 2005, we had available-for-sale investments of $253.6 million, which represent liquid assets that are available for working capital requirements. Our cash flows from operations have historically been adequate relative to our liquidity requirements. We finance our operating activities and our organic growth primarily through cash generated from operations. We finance acquisitions primarily through funding from a combination of equity issuances, credit facility borrowings, and cash generated from operations. We anticipate that we will be able to satisfy the cash requirements of our ongoing business for the foreseeable future primarily with cash generated by operations, existing cash balances, and, if necessary, borrowings under our existing credit agreements.

The ED requires that we keep unbilled Title IV Program funds that are collected in separate cash accounts until the students are billed for the program portion related to those Title IV Program funds. In addition, all funds transferred to our schools through electronic funds transfer programs are held in a separate cash account until certain conditions are satisfied. As of September 30, 2005, the balance of such funds held in separate cash accounts was not significant. The restrictions on any cash held in these accounts have not significantly affected our ability to fund daily operations.

Cash Flows From Operating Activities.   Net cash provided by operating activities decreased $18.9 million or 15%, from $125.6 million during the third quarter of 2004 to $106.7 million during the third quarter of 2005. The decrease is primarily attributable to a $28.2 million decrease in net operating assets and liabilities during the third quarter of 2005, relative to a $68.0 million decrease in net operating assets and liabilities during the third quarter of 2004, offset, in part, by an increase in net income of approximately $13.4 million, and a $6.0 million increase in depreciation and amortization expense.

Cash Flows From Investing Activities.   Capital expenditures decreased $12.2 million or 30%, from $40.5 million during the third quarter of 2004 to $28.3 million during the third quarter of 2005. Capital expenditures during the third quarter of 2005, which represented approximately 5.7% of total revenue during the three months ended September 30, 2005, included, among other things, investments in leasehold improvements related to new and expanded facilities, capital equipment purchases,, and investments made in connection with expansion projects and information system improvements in support of current and anticipated growth. The decrease in capital expenditures during the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, is primarily attributable to the completion of certain significant expansion projects during 2004. We expect full year 2005 capital expenditures to be approximately 7.5% of total 2005 revenue. We finance capital expenditures primarily with cash generated from operations.

During the third quarter of 2005, purchases and sales and maturities of available-for-sale investments totaled $284.0 million and $272.6 million, respectively. Available-for-sale investments represent liquid securities that may be utilized for working capital purposes. Available-for-sale investments generally bear a higher investment yield than investments in cash equivalents in which we have historically invested our excess cash generated from operating activities.

Available-for-sale investments as of September 30, 2005, includes investments in auction rate municipal bonds that generally have stated maturities of greater than one year. However, we classify investments in auction rate municipal bonds as current in out balance sheet because we are able to divest our holdings generally 30 days from our purchase date at auction.

Cash Flows From Financing Activities.   During the third quarter of 2005, pursuant to our stock repurchase program, we repurchased approximately 5.3 million shares of our common stock for approximately $200.2 million. Repurchases of our common stock were funded with cash generated from operations.

Financial Position

September 30, 2005, as compared to December 31, 2004.

Student and Other Receivables.   Net student receivables decreased $1.7 million or 2%, from $86.0 million as of December 31, 2004, to $84.3 million as of September 30, 2005. Our allowance for doubtful accounts as a percentage of gross student receivables decreased from 41.6% as of December 31, 2004, to 37.5% as of September 30, 2005. The decrease in our allowance as a percentage of gross student receivables is primarily attributable to a shift in student receivable balances from domestic CSU schools to international CSU schools, which, based on our collection history, are subject to a lower allowance percentage. The positive impact on our allowance for doubtful accounts as a percentage of gross student receivables due to the shift in CSU student receivable balances noted above was offset, in part, by a shift from December 31, 2004, to September 30, 2005, in the relative distribution of OEG student receivables from in-school student receivables to out-of-school student receivables. Out-of-school student receivable balances generally pose a greater credit risk than do in-school student receivables and are subject to a greater allowance percentage.

A one percentage point change in our allowance for doubtful accounts as a percentage of gross student receivables as of September 30, 2005, would have resulted in a change in net income of $0.8 million during the three months and nine months then ended.

Quarterly days sales outstanding (“DSO”) were 17 days as of September 30, 2005. This represents a four-day increase from DSO as of June 30, 2005, of 13 days, and DSO as of March 31, 2005, of 13 days, is consistent with DSO as of December 31, 2004, of 17 days, and represents a nine-day decrease from DSO as of September 30, 2004, of 26 days. We calculate DSO by dividing total net receivables, including both student and other receivables, by quarterly average daily revenue. Quarterly average daily revenue is computed by dividing total quarterly revenue by the total number of days in the quarter.

Prepaid Expenses.   Prepaid expenses increased $7.7 million or 26%, from $29.6 million as of December 31, 2004, to $37.3 million as of September 30, 2005. The increase is primarily attributable to the timing of our premium payments for certain insurance policies and certain insurance policy premium increases.

Other Current Assets.   Other current assets increased $28.7 million, from $6.0 million as of December 31, 2004, to $34.7 million as of September 30, 2005. The increase is primarily attributable to an increase in tenant improvement allowances due from the lessors of certain of our leased facilities.

Accrued Income Taxes.   Accrued income taxes increased $8.6 million, from $4.7 million as of December 31, 2004, to $13.3 million as of September 30, 2005. The increase is primarily attributable to pretax income generated during the period, offset, in part, by estimated tax payments made during the period.

Deferred Tuition Revenue.   Deferred tuition revenue increased $18.3 million or 11%, from $166.7 million as of December 31, 2004, to $185.0 million as of September 30, 2005. The increase is primarily attributable to the timing of student starts and related advance cash receipts.

Deferred Rent Obligation.   Deferred rent obligation increased $68.4 million, from $15.3 million as of December 31, 2004, to $83.7 million as of September 30, 2005. The increase is primarily attributable to the recognition of deferred rent obligations related to tenant improvement allowances due or received from lessors in connection with certain significant expansion projects. The change from December 31, 2004, to September 30, 2005, also reflects normal increases in deferred rent obligations associated with lease arrangements with escalating rental payments.

September 30, 2005, as compared to September 30, 2004

Student and Other Receivables.   Net student accounts receivables decreased $32.5 million or 28%, from $116.8 million as of September 30, 2004, to $84.3 million as of September 30, 2005. Our allowance for doubtful accounts as a percentage of gross student receivables increased from 28.0% as of September 30, 2004, to 37.5% as of September 30, 2005. The decrease in our net student accounts receivables is primarily attributable to strong cash collections during the period and stricter credit standards enacted during the period. The increase in our allowance for doubtful accounts as a percentage of gross student receivables is primarily attributable to our change in allowance for doubtful accounts estimation methodology, as discussed in Note 3 “Change in Allowance for Doubtful Accounts Estimate” of our consolidated financial statements as of and for the year ended December 31, 2004, included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Other Current Assets.   Other current assets increased $26.9 million from $7.8 million as of September 30, 2004, to $34.7 million as of September 30, 2005. The increase is primarily attributable to an increase in tenant improvement allowances due from the lessors of certain of our leased facilities.

Accrued Income Taxes.   Accrued income taxes increased $13.3 million from zero as of September 30, 2004, to $13.3 million as of September 30, 2005. The increase is primarily attributable to pretax income generated during the period, offset, in part, by estimated tax payments made during the period.

Deferred Rent Obligation.   Deferred rent obligation increased $71.1 million from $12.6 million as of September 30, 2004, to $83.7 million as of September 30, 2005. The increase is primarily attributable to the recognition of deferred rent obligations related to tenant improvement allowances due or received from lessors in connection with certain significant projects. The change from September 30, 2004, to September 30, 2005, also reflects normal increases in deferred rent obligations associated with lease arrangements with escalating rental payments.

Contractual Obligations

As of September 30, 2005, minimum future cash payments due under contractual obligations, including, among others, our credit agreements, non-cancelable operating and capital lease agreements, and long-term arrangements, were as follows (in thousands):

	2005	2006	2007	2008	2009	2010 & Thereafter	Total
Revolving loans	$—	$—	$14,401	$—	$—	$—	$14,401
Capital lease obligations	289	807	651	524	394	1,380	4,045
Operating lease obligations	28,298	116,070	114,394	109,352	103,549	696,104	1,167,767
Other long-term debt	906	1,319	—	—	—	—	2,225
Total contractual cash obligations	$29,493	$118,196	$129,446	$109,876	$103,943	$697,484	$1,188,438

Credit Agreements and Revolving Loans.   On December 19, 2002, we entered into an unsecured credit agreement (the “U.S. Credit Agreement”) with a syndicate of financial institutions, represented by, among others, an administrative agent. Under our current U.S. Credit Agreement, we may borrow up to the U.S. dollar equivalent of $200.0 million in U.S. dollars and various foreign currencies under a revolving credit facility and obtain up to the U.S. dollar equivalent of $100.0 million in standby letters of credit in U.S. dollars and various foreign currencies. Outstanding letters of credit reduce the availability of borrowings under the revolving credit facility. At any time during the three-year period after December 19, 2002, provided no default under the U.S. Credit Agreement then exists and subject to adequate subscription fulfillment, we may, upon notice to, but without the consent of, the administrative agent and the lenders, increase the revolving credit facility under our U.S. Credit Agreement up to the U.S. dollar equivalent of $275.0 million. Subject to the satisfaction of certain conditions precedent under the U.S. Credit Agreement, we may prepay outstanding loans under the U.S. Credit Agreement at any time and without penalty. The stated maturity date of our U.S. Credit Agreement is December 19, 2007.

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

Our domestic subsidiaries, jointly and severally, have guaranteed repayment of our obligations under the U.S. Credit Agreement. Under the U.S. Credit Agreement, we are limited in our ability to take certain actions, including, among other things, consummating certain acquisitions or mergers, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring other debt in excess of specified amounts, prepaying other debt, and making certain investments. We are also required to satisfy certain financial covenants on a periodic basis, including the maintenance of a maximum consolidated leverage ratio of 2.00:1, a minimum fixed charge coverage ratio of 1.50:1, a minimum level of consolidated net worth, and a minimum annual consolidated ED financial responsibility composite score of 1.50. As of September 30, 2005, we were in compliance with the covenants of our U.S. Credit Agreement.

As of September 30, 2005, we had outstanding under our $200.0 million U.S. Credit Agreement revolving loans totaling $13.9 million and letters of credit totaling $19.7 million. Credit availability under our U.S. Credit Agreement as of September 30, 2005, was $166.4 million.

During the first quarter of 2003, we entered into an interest rate swap agreement to effectively fix at 2.88% the variable portion of the rate of interest payable by us on a certain portion of €13.5 million borrowed during 2003 under our U.S. Credit Agreement to finance our acquisition of the INSEEC Group. Approximately €2.0 million of this borrowing was repaid during the second quarter of 2004. The notional amount of the interest rate swap, originally €12.0 million, decreased to €3.0 million on September 28, 2005, and will continue to decrease by €1.5 million every three months through March 28, 2006, the expiration date of the swap agreement. The impact of the interest rate swap agreement on our consolidated financial position, results of operations, and cash flows as of and during the three months and nine months ended September 30, 2005, was not significant.

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

We have guaranteed repayment of our Canadian subsidiaries’ obligations under the Canadian Credit Agreement. Under the Canadian Credit Agreement, our Canadian subsidiaries are limited in their ability to take certain actions, including, among other things, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring debt in excess of specified amounts, prepaying other debt, and making certain investments. As of September 30, 2005, our Canadian subsidiaries were in compliance with the covenants of our Canadian Credit Agreement.

As of September 30, 2005, we had outstanding under our $10.0 million (USD) Canadian Credit Agreement revolving loans totaling $0.4 million (USD). Credit availability under the Canadian Credit Agreement as of September 30, 2005, was $9.6 million (USD).

Capital Leases.   We have financed the acquisition of certain equipment through capital lease agreements and have assumed capital lease obligations in connection with certain acquisitions. As of September 30, 2005, the principal balance of outstanding capital lease obligations was approximately $3.5 million.

Operating Leases.   We lease certain of our facilities and equipment under non-cancelable operating lease agreements that expire at various dates through 2028. The amounts included in the contractual obligations table above represent our future minimum lease payments for non-cancelable operating leases, which may include certain maintenance costs, taxes, and insurance premiums related to our leased assets.

Stock Repurchase Program

On July 28, 2005, our Board of Directors authorized us to use up to $300.0 million for the repurchase of shares of our outstanding common stock. Pursuant to this stock repurchase program, we may repurchase shares of our outstanding common stock on the open market or in private transactions from time to time, depending on factors including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. During the third quarter of 2005, we repurchased approximately 5.3 million shares of our common stock for approximately $200.2 million at an average price of approximately $37.97 per share. In accordance with the stock repurchase program, we are authorized to use up to an additional $99.8 million to repurchase additional shares of our outstanding common stock.

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

Interest Rate Exposure

Our borrowings under our credit agreements bear annual interest at variable rates tied to the prime rate and the Eurocurrency rate. The outstanding U.S. dollar borrowings under these credit agreements were $14.3 million and $18.1 million as of September 30, 2005, and December 31, 2004, respectively.

During the first quarter of 2003, we entered into an interest rate swap agreement to effectively fix at 2.88% the variable portion of the rate of interest payable by us on a certain portion of €13.5 million, borrowed during 2003 under our U.S. Credit Agreement to finance our acquisition of the INSEEC Group. Approximately €2.0 million of this borrowing was repaid during the second quarter of 2004. The notional amount of the interest rate swap, originally €12.0 million, decreased to €3.0 million on September 28, 2005, and will continue to decrease by €1.5 million every three months through March 28, 2006, the expiration date of the swap agreement. The impact of the interest rate swap agreement on our consolidated financial position, results of operations, and cash flows as of and during the three months and nine months ended September 30, 2005 and 2004, was not significant.

The weighted average annual interest rate of borrowings under our credit agreements, including the effect of the interest rate swap agreement, was 2.95% and 3.74% as of September 30, 2005, and December 31, 2004, respectively.

In addition, we had capital lease obligations totaling $3.5 million and $4.7 million as of September 30, 2005, and December 31, 2004, bearing interest at a weighted average rate of 6.76% and 7.70%, respectively.

We estimate that the book value of our debt instruments and related derivative financial instruments approximated their fair values as of September 30, 2005, and December 31, 2004. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

Foreign Currency Exposure

We are subject to foreign currency exchange exposures arising from current and anticipated transactions denominated in currencies other than our functional currency, which is the U.S. dollar, and from the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts. Specifically, we are subject to risks associated with fluctuations in the value of the Canadian dollar, the Euro, and the British pound vis-à-vis the U.S. dollar. Our investment in our foreign operations as of September 30, 2005, was not significant, and the book values of the assets and liabilities of such foreign operations as of September 30, 2005, approximated their fair values.

In addition, as of September 30, 2005, we had borrowings outstanding under our U.S. Credit Agreement of $13.9 million (USD) denominated in €11.5 million and borrowings outstanding under our Canadian Credit Agreement of $0.4 million (USD) denominated in $0.5 million Canadian.

We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in foreign currency exchange rates is not significant.

Item 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.        Legal Proceedings

Note 8 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis in the three months ended September 30, 2005:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Maximum
Number of Shares
			Total Number	(or Approximate
			of Shares	Dollar Value) that
			Purchased as	May Yet Be
	Total Number		Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
Period	Purchased	Paid per Share	or Programs (1)	Programs (1)
July 1, 2005—July 31, 2005	—	$—	—	$—
August 1, 2005—August 31, 2005	5,272,000	37.97	5,272,000	99,841,889
September 1, 2005—September 30, 2005	—	—	—	—
Total	5,272,000	$37.97	5,272,000	$99,841,889

(1)   On July 28, 2005, our Board of Directors authorized us to use up to $300.0 million for the repurchase of shares of our outstanding common stock. Pursuant to this stock repurchase program, we may repurchase shares of our outstanding common stock on the open market or in private transactions from time to time, depending on factors including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 6.        Exhibits

(a)          Exhibits

10.1	Seventh Amendment to the Career Education Corporation 1998 Employee Incentive Compensation Plan
31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION
Date: November 2, 2005	By:	/s/ JOHN M. LARSON
John M. Larson
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
Date: November 2, 2005	By:	/s/ PATRICK K. PESCH
Patrick K. Pesch
Executive Vice President,
Chief Financial Officer, Treasurer
and Assistant Secretary
(Principal Financial and Accounting Officer)