Form 10-K
period 2005-12-31
CAREER EDUCATION CORP
filed 2006-03-06
CIK 1046568

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005,
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 0-23245

CAREER EDUCATION CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State of or other jurisdiction of incorporation or organization)	36-3932190 (I.R.S. Employer Identification No.)
2895 Greenspoint Parkway, Suite 600 Hoffman Estates, Illinois (Address of principal executive offices)	60195 (zip code)
Registrant's telephone number, including area code: (847) 781-3600
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value (Title of Class)

        Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes ☒    No ☐

        Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes ☐    No ☒

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

        Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    Yes ☐    No ☒

        The aggregate market value of the Registrant's voting common stock held by non-affiliates of the Registrant, based upon the $36.61 per share closing sale price of the Registrant's common stock on June 30, 2005 (the last business day of the Registrant's most recently completed second quarter), was approximately $3,552,438,244. For purposes of this calculation, the Registrant's directors and executive officers have been assumed to be affiliates.

        Number of shares of Registrant's common stock, par value $0.01, outstanding as of March 2, 2006, was 98,186,573.

        Portions of the Registrant's Notice of Annual Meeting and Proxy Statement for the Registrant's 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

CAREER EDUCATION CORPORATION

FORM 10-K

PART I

Cautionary Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K contains "forward-looking statements," as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have used words such as "anticipate," "believe," "plan," "expect," "intend," "will," and similar expressions, but these words are not the exclusive means of identifying these forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed herein under the caption "Risk Factors," that could cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason.

ITEM 1.    BUSINESS

        As used in this Annual Report on Form 10-K, the terms "we," us," "our," and "CEC" refer to Career Education Corporation and our wholly-owned subsidiaries. The term "school" refers to an individual, branded, proprietary educational institution, owned by us, including its campus locations. The term "campus" refers to an individual main or branch campus operated by one of our schools.

BUSINESS OVERVIEW

        We are a dynamic educational services company committed to quality, career-focused learning and led by passionate professionals who inspire individual worth and lifelong achievement. Since our founding in 1994, we have progressed rapidly toward our goal of becoming the world's leading provider of quality educational services. We are the world's largest on-ground provider of private, for-profit, postsecondary education and have a substantial and growing presence in online education. Our schools, which are segregated into two reporting segments, prepare students for professionally and personally rewarding careers through the operation of 86 campuses, including two online campuses, located throughout the United States and in France, Canada, and the United Kingdom.

        The College, Schools and Universities ("CSU") segment represents an aggregation of our on-ground schools that provide educational services primarily in a classroom or laboratory setting. Our CSU segment schools offer doctoral degree, master's degree, bachelor's degree, associate degree, and non-degree certificate and diploma programs in the following career-oriented disciplines:

  •
  Business Studies: Programs within this discipline include business administration, business operations, e-commerce, merchandising management, paralegal studies, hospitality management, criminal justice, and education.

  •
  Visual Communication and Design Technologies: Programs within this discipline include desktop publishing, graphic design, fashion design and merchandising, interior design, graphic imaging, web page design, animation, photography, video game design, and visual journalism.

  •
  Health Education: Programs within this discipline include medical assistance, medical billing and coding, massage therapy, pharmacy technician, diagnostic medical ultrasound, cardiovascular technician, surgical technician, dental assistance, and medical office administration.

  •
  Culinary Arts: Programs within this discipline include culinary arts, hotel and restaurant management, and pastry arts.

  •
  Information Technology: Programs within this discipline include PC/LAN, PC/Net, computer technical support, computer network operation, computer information management, and computer programming.

        The operating results of our CSU segment schools fluctuate on a quarterly basis, primarily as a result of changes in student enrollment. Our CSU segment schools typically experience a seasonal increase in enrollment in the fall, traditionally when the largest number of new high school graduates begins postsecondary education. Furthermore, although we encourage year-round attendance at all campuses, certain programs offered by some of our CSU segment schools include summer breaks. As a result of these factors, total student enrollment and revenue for our CSU segment schools are typically highest in the fourth quarter (October through December) and lowest in the second quarter (April through June). Operating costs for our CSU segment schools do not fluctuate as significantly on a quarterly basis, except for admissions and advertising expenses, which are typically higher during the second quarter and third quarter (April through September) in support of seasonally high enrollment. We anticipate that these seasonal trends will continue.

        The Online Education Group ("OEG") segment represents an aggregation of the online campuses of American InterContinental University, American InterContinental University Online ("AIU Online"), and Colorado Technical University, Colorado Technical University Online ("CTU Online") and Stonecliffe College Online (an academic division of Colorado Technical University). Our schools' online campuses collectively offer degree programs in the career-oriented disciplines of information technology, computer science, business, visual communication, criminal justice, and education. These programs provide students with the knowledge and skills that we believe they will need to compete successfully in today's competitive job market.

        The results of operations of AIU Online fluctuate on a quarterly basis, primarily as a result of the campus' academic calendar and, more specifically, the number of instructional days in each quarter. Historically, the number of revenue-generating instructional days has been highest during the first and second quarters (January through June), lower in the third quarter (July through September), and lowest in the fourth quarter (October through December). The operating costs of AIU Online do not fluctuate as significantly on a quarterly basis. We anticipate that these seasonal trends will continue.

        The results of operations of CTU Online are not significantly impacted by seasonal trends, as, historically, the number of revenue-generating instructional days during each quarter and related operating costs have not fluctuated significantly.

        See Note 20 "Segment Reporting" of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion of the financial results of our reporting segments for each of the last three years.

        Our total student population as of January 31, 2006, was approximately 104,200 students, including approximately 32,700 students enrolled at our OEG segment campuses. The percentage of our total student population by age group as of December 31, 2005 and 2004, was as follows:

	% of Total Student Population
Age Group
	2005	2004
Under 21	22%	28%
21-30	46%	46%
Over 30	32%	26%

        Certain key information regarding each of our operating divisions, schools, and campuses is summarized in the following table:

School and Campus Locations	Website	Year School Founded	Date Acquired/ Opened(1)	Principal Curricula(2)
ACADEMY DIVISION:
International Academy of Design & Technology ("IADT")		1977(3)		B, IT, VC
IADT—Chicago, Chicago, IL	www.iadtchicago.edu		6/97
IADT—Detroit, Troy, MI	www.iadtdetroit.com		10/03*
IADT—Las Vegas, Henderson, NV	www.iadtvegas.com		4/04*
IADT—Nashville, Nashville, TN	www.iadtnashville.com		7/04*
IADT—Orlando, Orlando, FL	www.iadt.edu		4/01*
IADT—Pittsburgh, Pittsburgh, PA	www.iadtpitt.edu		2/97
IADT—Schaumburg, Schaumburg, IL	www.iadtschaumburg.com		1/04*
IADT—Seattle, Seattle, WA	www.iadtseattle.com		10/04*
IADT—Tampa, Tampa, FL	www.academy.edu		6/97
IADT—Toronto, Toronto, Canada	www.iadt.ca		6/97
COLLEGES DIVISION:
Briarcliffe College	www.bcl.org	1966	4/99	B, IT, VC
Briarcliffe College, Bethpage and Queens, NY(4)
Briarcliffe College, Patchogue, NY
Brooks College	www.brookscollege.edu	1970		IT, VC
Brooks College, Long Beach, CA			10/94
Brooks College, Sunnyvale, CA			10/02*
Brooks Institute of Photography, Santa Barbara and Ventura, CA(4)	www.brooks.edu	1945	6/99	VC
Brown College, Mendota Heights and Brooklyn Center, MN(4)	www.browncollege.edu	1946	10/95	B, HE, IT, VC
Collins College, Tempe and Phoenix, AZ(4)	www.collinscollege.edu	1978	1/94	IT, VC
Harrington College of Design, Chicago, IL	www.interiordesign.edu	1931	1/99	VC
Lehigh Valley College, Center Valley, PA	www.lehighvalley.edu	1869	10/95	B, HE, IT, VC
McIntosh College and Atlantic Culinary Academy, Dover, NH(5)	www.mcintoshcollege.edu	1896	3/99	B, CA, HE, IT, VC
CULINARY DIVISION:
California Culinary Academy, San Francisco, CA	www.baychef.com	1977	4/00	CA
California School of Culinary Arts, Pasadena, CA	www.csca.edu	1994	3/98	CA
The Cooking & Hospitality Institute of Chicago, Chicago, IL	www.chic.edu	1983	2/00	CA
Kitchen Academy, Hollywood, CA	www.kitchenacademy.com	2005	7/05*	CA
Le Cordon Bleu College of Culinary Arts ("LCB")				CA
LCB—Atlanta, Tucker, GA	www.atlantaculinary.com	2003	10/03*
LCB—Las Vegas, Las Vegas, NV	www.vegasculinary.com	2003	7/03*
LCB—Miami, Miramar, FL	www.miamiculinary.com	2003	6/04*
LCB—Minneapolis/St. Paul, Mendota Heights, MN	www.twincitiesculinary.com	2000	1/00*
Orlando Culinary Academy, Orlando, FL	www.orlandoculinary.com	2002	7/02*	CA
Pennsylvania Culinary Institute, Pittsburgh, PA	www.pci.edu	1986	12/01	CA

Scottsdale Culinary Institute, Scottsdale, AZ	www.chefs.edu	1986	10/98	CA
Texas Culinary Academy, Austin, TX	www.tca.edu	1985	8/01	CA
Western Culinary Institute, Portland, OR	www.wci.edu	1983	10/96	CA
GIBBS DIVISION:
Gibbs College	www.gogibbs.com	1911(6)	5/97	B, HE, IT, VC
Gibbs College, Cranston, RI
Gibbs College, Livingston, NJ
Gibbs College, Norwalk and Farmington, CT(4)
Gibbs College, Vienna, VA
Gibbs College of Boston, Inc., a private two-year college, Boston, MA
Katharine Gibbs School, Melville, NY
Katharine Gibbs School, New York, NY
Katharine Gibbs School, Norristown, PA			4/01*
Katharine Gibbs School, Piscataway, NJ
HEALTH EDUCATION DIVISION:
Missouri College, St. Louis, MO	www.missouricollege.com	1963	9/02	HE, IT, VC
Sanford-Brown College ("SBC")	www.sanford-brown.edu	1866(7)	7/03	B, HE, IT
SBC, Collinsville, IL
SBC, Fenton, MO
SBC, Hazelwood, MO
SBC, St. Charles, MO
SBC, West Allis, WI			6/05*
Sanford-Brown Institute ("SBI")	www.sanford-brown.edu	1977(8)	7/03	HE
SBI, Atlanta, GA
SBI, Dallas, TX
SBI, Ft. Lauderdale, FL
SBI, Garden City, NY
SBI, Houston, TX
SBI, Houston/North Loop, TX
SBI, Iselin, NJ
SBI, Jacksonville, FL
SBI, Landover, MD
SBI, Middleburg Heights, OH
SBI, New York, NY
SBI, Springfield, MA
SBI, Tampa, FL
SBI, Trevose, PA
SBI, White Plains, NY
Western School of Health and Business Careers ("Western")	www.western-school.com	1980	8/03	B, HE, IT
Western, Monroeville, PA
Western, Pittsburgh, PA

INTERNATIONAL DIVISION:
The INSEEC Group	www.inseec-france.com	1975(9)	2/03	B, HE, VC
CEFIRE, Paris, France
ECE Bordeaux, Bordeaux, France
ECE Lyon, Lyon, France
INSEEC Bordeaux, Bordeaux, France
INSEEC Paris, Paris, France
MBA Institute, Paris, France
Sup de Pub, Paris, France
Sup Sante, Lyon, France
Sup Sante, Paris, France
UNIVERSITY DIVISION:
American InterContinental University ("AIU")	www.aiuniv.edu	1970(10)	1/01	B, IT, VC
AIU—Buckhead, Atlanta, GA
AIU—Dunwoody, Atlanta, GA
AIU—Houston, Houston, TX			10/03*
AIU—London, London, England
AIU—Los Angeles, Los Angeles, CA
AIU—Online	www.aiuonline.edu
AIU—South Florida, Weston, FL
Colorado Technical University ("CTU")	www.coloradotech.edu	1965(11)	7/03	B, HE, IT, VC
CTU, Colorado Springs and Pueblo, CO(4)
CTU, Denver, CO, and Denver North(4)
CTU, North Kansas City, MO
CTU, Online	www.ctuonline.edu
CTU, Sioux Falls, SD
Stonecliffe College Online(12)	www.stonecliffe.com

(1)
Represents the date on which we acquired the school or individual campus. Start-up campuses that we opened after the initial school acquisition are marked by an "*." For start-up campuses, the date opened corresponds to the date on which students first matriculated.

(2)
Our schools offer degree and diploma programs within our core curricula of business studies ("B"), culinary arts ("CA"), health education ("HE"), information technology ("IT"), and visual communication and design technologies ("VC"). All of our campuses are degree-granting, with the exception of Katharine Gibbs School, Piscataway; Kitchen Academy; Sanford-Brown College, Collinsville; and all of our Sanford-Brown Institute campuses located outside of Florida.

(3)
Represents the year during which the first IADT campus in Chicago, IL, was founded.

(4)
The first location listed represents the school's main campus location and the second location listed represents a satellite campus of the school. We define a satellite campus as a separate location of a main or branch campus that is in reasonable geographic proximity to and is managed by the related main or branch campus. Satellite campuses are not included in our campus count.

(5)
Atlantic Culinary Academy ("ACA") is an academic division of McIntosh College. As such, we do not include ACA in our campus count.

(6)
Represents the year during which the first Gibbs campus in Providence, RI, was founded.

(7)
Represents the year during which the first Sanford-Brown College campus in Fenton, MO, was founded.

(8)
Represents the year during which the first Sanford-Brown Institute campus in New York, NY, was founded.

(9)
Represents the year during which the INSEEC Paris campus in Paris, France, was founded.

(10)
Represents the year during which the first AIU campus, AIU-Buckhead, in Atlanta, GA, was founded.

(11)
Represents the year during which the first CTU campus in Colorado Springs, CO, was founded.

(12)
Stonecliffe College Online is an academic division of CTU. As such, we do not include Stonecliffe College Online in our campus count.

        Not included in the above table are schools that have been sold or closed or have ceased admitting new students, including, the Montreal and Ottawa, Canada, and Fairmont, West Virginia campuses of IADT. The IADT—Montreal campus was sold during the first quarter of 2005. The IADT—Ottawa campus terminated operations during the first quarter of 2005 after all existing students completed their programs of study. We will terminate the operations of the IADT—Fairmont campus after all existing students have completed their programs of study.

Employees

        As of December 31, 2005, we had a total of approximately 17,180 employees, including approximately 2,730 students employed on a part-time basis at certain of our schools, as follows:

	Full-Time Non-Student Workers	Part-Time Non-Student Workers	Part-Time Student Workers	Faculty	Total
Corporate	580	10	—	—	590
Schools	7,420	210	2,730	6,230	16,590

Total	8,000	220	2,730	6,230	17,180

        A limited number of our employees are represented by unions, although such employees are not currently subject to collective bargaining agreements. We generally consider our relations with our employees to be good.

INDUSTRY BACKGROUND

        The postsecondary education industry includes approximately 6,500 institutions that participate in federally-sponsored financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended ("HEA"), which we refer to as "Title IV Programs." According to the National Center for Education Statistics, approximately 17 million students enrolled in degree-granting, postsecondary institutions during the 2004-2005 academic year, and postsecondary education in the United States generated estimated revenues of $351 billion during the 2003-2004 academic year. Postsecondary education institutions are generally grouped into one of three sectors: (1) public, not-for-profit, (2) private, not-for-profit, and (3) private, for-profit. According to Eduventures, Inc., an information services company specializing in the education market, the private, for-profit sector includes approximately 2,500 institutions and approximately 1.6 million students participating in Title IV Programs. Eduventures, Inc. estimates that for-profit sector revenues during 2005 were approximately $17.6 billion.

        Since our founding in 1994, we have become a leader in the postsecondary education industry. We believe that our prospects for continued growth are supported by the following national, economic, demographic, and social trends that are converging to contribute to a growing demand for career-oriented, postsecondary education:

  •
  According to Harris Nesbitt, enrollment in postsecondary education degree-granting programs will grow at an estimated annual rate of 1.1%, reaching 18.5 million students during the 2012-13 academic year. Furthermore, Harris Nesbitt estimates that overall postsecondary education revenues will increase to an estimated $573 billion during the 2012-13 academic year. Long-term factors expected to drive enrollment and revenue growth within the postsecondary education market include:

  •
  A strengthening of employer-driven demand for skilled professionals;

  •
  A strengthening of employee-driven demand as a result of increases in the earnings potential premium for employees with postsecondary degrees, the so-called "earnings gap";

  •
  An increase in the number of potential students; and

  •
  Wider societal acceptance of online degrees.

  •
  According to Harris Nesbitt, for-profit, postsecondary revenues are forecasted to increase approximately 13.1% annually to nearly $33 billion in 2010, representing approximately 6.6% of the approximate $500 billion postsecondary education market revenue expected to be generated during that year.

  •
  The United States Bureau of Labor Statistics ("BLS") projects that, by 2012, approximately 34% of jobs will require at least a bachelor's degree, an increase from 27% in 1992 and from 32% in 2002. By contrast, employment requiring education at a level no more advanced than that evidenced by a high school diploma is expected to comprise approximately 39% of the workforce by 2012, an anticipated decrease from approximately 47% during 1992 and approximately 41% during 2002.

  •
  The recent proliferation of fully-online distance education programs is now enabling more adults to pursue both undergraduate and graduate-level education. According to Eduventures, Inc., projected enrollment in fully-online distance education programs grew by 30% in 2004 to an estimated 940,000 students. The annual growth rate of enrollment in fully-online distance education programs is expected to remain greater than 20% for at least the next three years, such that enrollment in fully-online distance education programs is expected to grow to approximately 1.8 million students in 2007.

  •
  According to the BLS, 12 of the 20 occupations expected to grow the fastest between 2002 and 2012 are within the healthcare field, and five of the 20 occupations expected to grow fastest during this same period are within the information technology field.

  •
  The earnings gap between high school graduates with no further formal higher education and those with higher education has been expanding over time, in particular for workers who have obtained a bachelor's degree or a more advanced degree. For example, in 2003, the average earnings for an individual with at least a bachelor's degree were approximately 83% greater than the average earnings for a person with only a high school diploma or equivalent.

Competition

        The postsecondary education industry is highly fragmented and competitive. The industry continues to consolidate, but no single institution claims a significant market share. Our schools compete with traditional public and private two-year and four-year colleges and universities, other proprietary institutions, including those that offer online education programs, and alternatives to postsecondary education, such as immediate employment and military service. We believe that our schools compete with other educational institutions principally based upon the quality of educational programs, reputation in the business community, program costs, and graduates' ability to find employment. Some public and private institutions are able to charge lower tuition for courses of study similar to courses of study offered by our schools due, in part, to government subsidies, government and foundation grants, tax-deductible contributions, and other financial resources not available to proprietary institutions. However, tuition at private, not-for-profit institutions is, on average, higher than the average tuition rates of our schools. Additionally, some of our competitors in both the public and private sectors may have substantially greater financial and other resources than we do.

BUSINESS AND OPERATING STRATEGY

        To compete successfully in today's demanding workplace, individuals require a solid educational foundation that provides them with the knowledge and skills they will use on the job. Our business and operating strategy is focused on establishing "schools of choice" in the postsecondary education market and enabling our schools to meet the needs and demands of our students. Our overall business strategy is built on the following four platforms: management of the business, people, compliance, and business expansion.

Management of the Business

        Emphasize Customer Service.    We believe that the effective, service of our customers is the foundation for our business and operating strategy. Our schools primary customers are our students. We continuously strive to maximize the overall quality of our customer service by focusing on the following key facets of the student's academic life-cycle:

  •
  Student recruitment and admissions.  The student recruitment and admissions process begins when a student initially shows interest in attending one of our schools. Admissions representatives at our schools work with prospective students to determine the student's career goals and how our schools can assist them in achieving those goals.

  •
  Enrolled student attending class.  Upon enrolling in a program at one of our schools, students consult with faculty and administrators to establish an academic path that will promote completion of their program and subsequent employment in their field of choice. Our financial aid professionals assist students in financing the costs of their program through the use of available sources of government and private assistance, including scholarship programs offered by our schools.

  •
  Student graduation and employment.  As our students near the completion of their academic program, career services staff members at our campuses provide students with a variety of career development tools that are designed to help them secure employment or advancement in their field of choice.

        To effectively service the educational needs of our students, our schools offer a full range of educational options, including doctoral degree, master's degree, bachelor's degree, associate degree, and non-degree certificate and diploma programs. Our schools focus on the five core curricula listed in the table below, which we believe have traditionally provided quality employment opportunities for well-prepared graduates. The percentage of our student population by core curricula as of December 31, 2005 and 2004, was as follows:

	Percentage of Total Student Population
Core Curricula
	2005	2004
Business Studies	45%	41%
Visual Communication and Design Technologies	23%	26%
Health Education	12%	13%
Culinary Arts	12%	12%
Information Technology	8%	8%

        The percentage of our total student population by degree or certificate program type as of December 31, 2005 and 2004, was as follows:

	Percentage of Total Student Population
Degree or Certificate Program Type
	2005	2004
Doctoral, Master's, Bachelor's Degree	48%	45%
Associate's Degree	38%	41%
Certificate	14%	14%

        Promote Operational and Educational Excellence.    Our overall business strategy and growth initiatives are based on achieving operational and educational excellence throughout our organization. We intend to continue to build on our corporate culture, systems, and processes to advance our commitment to operational and educational excellence.

        Adhere to our Business Models.    Our business models are developed based on our assessment of our strengths, weaknesses, opportunities, and threats and our identification of our competitive advantages. Our business models are designed to capitalize on our competitive advantages and most effectively meet the needs of our customers. Unique business models are developed for each of our operating divisions in consideration of, among other things, each division's particular student and employer base, pricing strategy, marketing techniques, and product delivery methods. We believe our business models provide us and our operating divisions with a foundation for sustainable, long-term growth.

        Focus on Return on Investment.    We will continue to evaluate our existing investments to ensure that the returns generated by such investments are consistent with both our expectations and our overall objective of maximizing stockholder value. Furthermore, decisions regarding future investments will be made based on an evaluation of expected returns relative to our required return standards and the expected returns of other investment opportunities.

People

        Becoming a Preferred Employer.    We strive to be an employer of choice to ensure that we attract and retain highly skilled and motivated individuals at our schools and corporate offices to achieve operational and educational excellence throughout our organization. A significant part of our strategy focuses on providing our employees with formalized career-succession plans and implementing new employee training programs.

Compliance

        Becoming an Industry Leader in Compliance.    We are committed to building and maintaining an industry-leading compliance program. In furtherance of that mission, we have developed rules, policies, and standards to guide the conduct of our employees. Our compliance objectives include the development of processes and controls to help ensure compliance with applicable rules, standards, and laws. We believe that a key to meeting these objectives is our continued emphasis on individual and organizational responsibility for compliance.

Business Expansion

        Systematically Identify and Leverage Opportunities for Growth.    We continue to be a growth-oriented business with a commitment to deliver stockholder value through quality long-term growth that is strategic, targeted, and sustainable. Key components of our growth strategy include the continued growth of our online campuses, the establishment of new programs at our existing schools, the opening of new start-up or satellite campuses of our existing schools, the expansion of our hybrid learning model, and the pursuit of international expansion opportunities. As discussed below, the U.S. Department of Education ("ED") has placed certain restrictions on our ability to expand our educational offerings in the U.S. through acquisitions or the opening of new start-up campuses.

Growth Strategy

        We believe we can achieve quality, sustainable, long-term revenue and profitability growth by continuing to foster strong organic growth within our core business, complemented by a strategic acquisition strategy that focuses on both the domestic and international markets. We also continue to develop new product and service offerings that complement our core competencies.

        As previously disclosed, the ED notified us in June 2005 that it is reviewing our previously announced restated consolidated financial statements and our annual compliance audit opinions for the years 2000 through 2003. At the same time, the ED also advised us that it is evaluating pending program reviews that have taken place at certain of our schools, which are all included in our CSU segment. The ED has indicated that until these matters are addressed to its satisfaction, it will not approve any new applications by us for pre-acquisition review or change of ownership. The ED has further advised us that during this period, it will not approve applications for any additional branch campuses, which the ED refers to generally in its regulations as "additional locations."

        In February 2006, we received a letter from the ED notifying us that it is reviewing our 2004 compliance audit opinions and that the general restrictions imposed pursuant to its letter to us in June 2005 will remain in place as it continues its review. See Note 14 "Commitments and Contingencies—Federal Regulatory Actions" of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional discussion of this matter.

        Growth of Online Education.    For students whose lifestyles demand a non-traditional learning environment, our schools' online campuses, AIU Online, CTU Online, and Stonecliffe College Online, the financial results and position of which are reported in our OEG segment, deliver a quality educational experience through 100% Internet-based courses. Our schools' online campuses have established a new standard for "E-learning" by offering online courses that deliver a well-rounded, comprehensive, multi-media learning experience. Our schools' online campuses offer students a "virtual" campus that replicates the learning environment students would experience if they attended a traditional on-ground campus, including access to Cybrary™, an online library that brings the full resources of an academic library to the student's computer, online financial aid application and processing, and 24-hour technical support.

        AIU Online offers 26 master's degree, bachelor's degree or associate's degree programs in the following eight career-oriented disciplines: business, criminal justice, education, healthcare management, information technology, digital design, marketing, and organizational psychology and development. All AIU Online programs are delivered on an accelerated basis.

        CTU Online was opened in October 2003 and offers master's degree, bachelor's degree, and professional certificate programs in business administration, criminal justice, and information technology. CTU online programs are less accelerated than AIU Online programs and are structured and scheduled in a manner similar to programs offered at our on-ground campuses.

        In the first quarter of 2006, Colorado Technical University introduced Stonecliffe College Online, an academic division of Colorado Technical University that offers 100% online associate degree programs on a non-accelerated, part-time basis. Stonecliffe College Online is our first campus that markets online program offerings specifically to students who prefer a slower pace to their online education. Stonecliffe College Online offers associate degree programs in business and criminal justice. We believe that Stonecliffe College Online will attract adult learners who are currently employed in the marketplace and high school graduates who are interested in a part-time online educational experience.

        Our schools' online campuses provide us with a unique opportunity to expand our business both domestically and internationally. Currently, students enrolled in our schools' online campuses live in all 50 U.S. states and over 60 countries throughout the world. In addition, more than 20% of the students who currently attend our schools' online campuses are either actively serving in or are retired from the U.S. military.

        We will continue to invest resources in the rapidly growing area of online education to promote further organic growth. We will also continue to explore the option of expanding our online presence through the offering of online programs at our existing schools and the introduction of new program offerings.

        On December 6, 2005, the Commission on Colleges of the Southern Association of Colleges and Schools ("SACS") notified American InterContinental University that SACS has placed the school on "Probation" status for one year pending the school's satisfactory remediation of certain accreditation matters with regards to SACS Principles of Accreditation. A status review of AIU's Probation status is currently scheduled for SACS December 2006 meeting. See Note 14 "Commitments and Contingencies—Accrediting Body Actions," of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for a detailed discussion of this matter. We cannot predict the outcome of SACS' pending accreditation action, and an unfavorable outcome could have a material adverse effect on our growth prospects with respect to our online programs.

        Growth of our CSU Segment Schools.    We believe that our CSU segment schools can continue to achieve organic growth in enrollment, revenue, and profitability through the successful execution of our business and operating strategies. As noted above under "Industry Background," the U.S. postsecondary education industry offers significant opportunities for short-term and long-term growth. We believe that many of our CSU segment schools are strategically positioned to take advantage of those growth opportunities, subject to the limitations on our growth in the U.S. imposed by the ED, as discussed above. In addition, we believe that many of the factors impacting the expected growth of the U.S. postsecondary education industry are also present in the international markets where certain of our CSU segment schools are located.

        We seek to increase enrollment at our CSU segment schools through concentrated local, regional, national, and Internet-based marketing programs designed to maximize each campus' market penetration. We continually strive to design marketing programs tailored to each of our campuses that highlight the quality of the educational programs offered and the job opportunities available to graduates of these programs.

        A key component of our CSU segment schools' growth strategy is the establishment of start-up branch campuses of our existing schools. Start-up branch campuses enable our schools to capitalize on new markets or geographic locations that exhibit strong enrollment potential or exhibit the potential to establish a successful operation based on one of our core curricula. To date, our schools have opened 16 start-up branch campuses. Our ability to open new start-up branch campuses is currently limited by the restrictions imposed by the ED, as discussed above.

        Another significant facet of our CSU school's growth strategy is the opening of new satellite campuses. We define a satellite campus as a separate location of a main or branch campus that is in reasonable geographic proximity to and is managed by the related main or branch campus. Satellite campuses allow us to expand the reach of our marketing plans. Satellite campuses also enable our students to attend a portion of their classes at locations that may be more convenient for them than the location of the related main or branch campus. To date, our schools have opened seven satellite campuses. Our ability to open new satellite campuses that provide 50% or more of an educational program offered by the related main or branch campus is limited by the restrictions imposed by the ED, as discussed above. However, our ability to open new satellite campuses that provide less than 50% of an educational program offered by the related main or branch campus is not affected by such restrictions.

        In addition to opening new start-up campuses and satellite campuses, we seek to foster growth by expanding program offerings at our CSU segment schools. Many of our schools are able to leverage educational programs that have been successful at one of our campuses by selectively establishing similar programs at other campuses. During 2005, our CSU segment schools introduced approximately 55 new program offerings.

        During 2005, we made advances in the development of our unique hybrid learning model, which capitalizes on our schools' online campuses' virtual campus platform and enables students at our on-ground campuses to complete approximately 50% of their academic program on-ground and approximately 50% of their academic program online. AIU and CTU were our first on-ground schools to offer hybrid education programs as a compliment to those schools' existing online campuses. We expect to expand our hybrid learning offerings to other selected schools during 2006.

        Strategic Acquisitions.    Historically, a significant component of our overall growth has been driven by the completion of strategic acquisitions of postsecondary educational institutions both in the U.S. and in selected international markets. Subject to the restrictions currently imposed by the ED, we expect that strategic acquisitions will continue to be an important element of our overall long-term growth strategy. On an ongoing basis, we engage in evaluations of and discussions with potential acquisition candidates, including evaluations and discussions relating to acquisitions that may be material in size or scope.

        Our objective is to complete selective acquisitions of career-oriented schools with quality educational programs and capable faculty and staff that stand to benefit from our educational focus and marketing and operating strengths. Traditionally, we have targeted institutions for acquisition that we believe have the potential to generate strong financial and academic performance once the institutions have been integrated into our operating structure. Such institutions generally demonstrate many of the following characteristics:

  •
  "Schools of Choice"—possessing leading reputations in career-oriented disciplines within local, regional, or national markets;

  •
  Success—demonstrating the ability to attract, retain, graduate, and assist students in obtaining employment in their chosen fields;

  •
  Marketable Curricula—offering programs that provide students with relevant training and the skills necessary to obtain attractive jobs and advance in their selected fields;

  •
  Broad Marketability—capable of attracting recent high school graduates and adult students from local, national, and international markets; and

  •
  Attractive Facilities and Geographic Locations—providing geographically desirable locations and modern facilities to attract students and enhance the learning experience.

        We also investigate any prospective acquisition target for its history of compliance with applicable federal, state, and accrediting body requirements, as we believe that such history is an indication of existing management's integrity, the likelihood of future regulatory costs and compliance issues, and the institution's overall condition from a compliance perspective. A history of significant compliance deficiencies will generally remove an institution from our consideration as an acquisition candidate.

        International Expansion.    We believe that the international market for our services represents a significant growth opportunity. We believe that international students are increasingly turning to online U.S. educational programs as a means of obtaining a U.S. education without incurring the high travel and living costs and facing the stringent visa requirements associated with studying abroad. Our belief is supported by the fact that the student population of our schools' online campuses includes students located in more than 60 countries. In addition, many U.S. residents live and work in foreign countries and could benefit from the opportunity to continue their education while outside the U.S. We have also continued to pursue opportunities to expand our on-ground presence internationally, both through the growth of our existing schools, such as our INSEEC Group, and through potential acquisitions of foreign educational institutions. The restrictions imposed by the ED do not affect our international expansion prospects.

        New Initiatives.    In October 2004, we announced the launch of our New Initiatives Group, whose mission is to expand the scope of our online business. The New Initiatives Group has initially focused on the development of a range of short-term online learning and informational programs that will generate revenue through the sale of products, premium content, and advertising space. The educational and informational focus of these online programs is aimed at the growing number of Internet consumers who are enthusiasts of topics related to our core curricula, including culinary arts, health education, and information technology. Our new online development initiatives are designed to expand our reach into the broad consumer market with online offerings that target growing segments of Internet users.

        In October 2005, our New Initiatives Group launched Chefs.com, our first consumer-focused website. Chefs.com is a culinary "super-site" that provides consumers with interactive features, multi-media content, and a diverse recipe collection. In February 2006, our New Initiative Group launched Blish.com, a fully digital marketplace aimed at bringing together buyers and sellers of digital content. Utilizing Blish.com's easy-to-use web portal, owners of digital content may post their content for sale in real time, control the price of each item, and collect royalties from sales. Blish.com markets a wide array of digital content, including text files, such as e-books, manuals, and legal forms; computer-related items, such as software, video games, 3D modeling, and stock photography; audio files, including motivational seminars, academic lectures, and music tracks; and other consumer items such as ring tones, screen savers, mobile games, and video clips.

        Our New Initiatives Group will continue to develop additional enthusiast websites related to our core curricula in the future.

Student Recruitment and Admissions

        Our schools seek to attract highly motivated, career-oriented students with both the desire and ability to complete their academic programs of choice. To promote interest among potential students, each of our schools engages in a wide variety of marketing activities. Each of our campuses has an admissions office whose staff is responsible for identifying individuals interested in enrolling at the campuses ("leads"). Admissions representatives serve as prospective students' primary contacts, providing information to help them make an informed enrollment decision and assist them with the completion of the enrollment process. Our schools currently have approximately 3,300 admissions representatives servicing our students and potential students.

        Our schools' primary generator of leads is Internet-based advertising. Our Internet-based advertising strategy consists of co-branded micro-sites, banner advertisements, e-mail campaigns, and branded websites for each of our schools. Each of our schools' websites contains extensive information about the school and includes online enrollment capability. We expect this web-based information and enrollment capability to become an increasingly important, effective, and efficient aspect of our admissions activity.

        In addition to using Internet-based advertising, our schools utilize a variety of other advertising tools to reach prospective students, including referrals from current, former, and prospective students, television and print media advertisements in local, regional, and, sometimes, national markets, high school presentations made by school admissions representatives in local markets, and direct mailings to prospective students.

        The following table represents our estimated percentage of matriculating students, or "starts," generated by leads obtained from various sources during the years ended December 31, 2005 and 2004:

	Year Ended December 31,
	2005	2004
Internet	63%	44%
Referrals	16%	19%
Television and print	12%	20%
High school presentations	3%	4%
Direct mailings	2%	4%
Other	4%	9%

        The admissions and entrance standards of each of our schools are intended to identify students who are equipped to meet the requirements of their chosen program of study. We believe that a success-oriented student body ultimately results in higher retention and employment rates, increased student and employer satisfaction, and lower student default rates on government loans. Generally, to be qualified for admission to one of our schools, an applicant must have received a high school diploma or a recognized equivalent, such as a General Education Development certificate. Several of our schools also require applicants to meet other admissions requirements, such as obtaining certain minimum scores on assessment examinations.

Student Retention

        We continually emphasize the importance of student retention at each of our schools. As is the case at any postsecondary educational institution, a portion of our students fail to complete their academic programs for a variety of personal, financial, or academic reasons. Our experience indicates that significant increases in revenue and profitability can be achieved through modest improvements in student retention rates. Furthermore, the costs to our schools of retaining current students are generally much less than the expense of the marketing efforts associated with attracting new students.

        Student retention is a responsibility of each of the faculty members and administrators at our schools. To minimize the number of students who withdraw from our schools, faculty members and administrators strive to establish professional relationships with students and treat students as valued customers. Each school devotes significant resources to advising students regarding academic and financial matters, part-time employment, and other factors that may affect a student's success and ability to remain in school. In addition, our corporate and divisional support staff continuously monitor the retention rates of each of our campuses and provide feedback to local campus administrators. This corporate and divisional oversight also allows us to better identify regional and national trends that may be both positively and negatively impacting retention rates at our schools and enables us to develop best practices for improving student retention throughout our network of schools.

        Our retention rate for the years ended December 31, 2005, 2004, and 2003, was approximately 63.8%, 65.9%, and 67.3%, respectively. This rate was determined in accordance with the standards set forth by the Accrediting Council for Independent Colleges and Schools ("ACICS"), which determines annual retention rates by dividing the total number of student withdrawals or dismissals during the year by the sum of (a) beginning student population, (b) new student starts, and (c) student re-enters, and subtracting the resulting quotient from 1.

Student Graduation and Employment

        We place a high priority on assisting our students in graduating from their programs of study and securing employment in their careers of choice. We believe that the gainful employment of our students in their field of study is a key indicator of the success of our schools and the fulfillment of our educational mission. To emphasize the importance of our students' graduation and employment, we have designated 2006 as the "Year of the Graduate." We believe that our schools share with each student the responsibility for the student's long-term success. Our emphasis on providing personal support and assistance to our students is a hallmark of our educational model and, we believe, is a key factor that differentiates us from our competitors.

        Each of our campuses has a career services department whose primary responsibility is to assist our students in obtaining employment in their chosen fields of study after graduation. Career services staff members provide our students with a variety of career development instruction, which addresses, among other things, the preparation of resumés and cover letters, interviewing skills, networking, and other essential job-search tools, as well as ongoing career service resources, which are generally available to both current students and alumni. Annually, our campus' career services departments host two online job fairs and multiple on-campus job fairs to provide opportunities for current students and alumni to connect with local, regional, and national employers. Career services staff members also play a key role in marketing campus curriculum to the local and regional business community, which in turn generates job opportunities for our graduates. Career services staff members assist students in identifying part-time employment, including participation in internship programs, while they are pursuing their education. Part-time employment opportunities are an important part of our campuses' overall success strategy, as these opportunities may lead to permanent positions for our students after graduation.

        As of January 31, 2006, we employed approximately 320 individuals in the career services departments of our campuses, of which approximately 30 individuals were employed as student employment coordinators. Student employment coordinators are primarily responsible for aiding current students in obtaining part-time employment.

Curriculum and Faculty Development

        We believe that the quality and relevance of our schools' curriculum is a key component of the success of our overall business strategy. Prospective students choose, and employers recruit from, career-oriented educational institutions based primarily on the type and quality of the curriculum offered and the education provided. The curriculum development efforts of our schools are a direct product of relationships and partnerships with the business and professional communities of the employers our schools serve. Each of our individual campuses has one or more program advisory boards composed of local and regional community members who are engaged in businesses directly related to that campus' educational offerings. These program advisory boards provide valuable input to campus faculty and administrators, allowing our campuses to maintain flexible, adaptable program curricula while providing our students with the training and skills that we believe employers in the local and regional business communities require.

        Our faculty members, many of whom are industry professionals, maintain regular contact with employers. Our schools hire a significant number of part-time faculty members who hold positions in relevant business and industry because, in many circumstances, specialized knowledge is required to teach many of the courses included in our schools' curricula and provide students with current, industry-specific training. Unlike instructors at many traditional colleges and universities, instructors at our schools are not awarded tenure and are regularly evaluated based upon, in part, the results of student evaluations.

        We recognize the importance of faculty development to the overall success of our students and our schools. We believe that ongoing faculty development enhances the overall success of our students and enhances the credibility and integrity of our schools. CEC, in partnership with our schools, designs and implements faculty development activities to assist our schools' faculty members in gaining knowledge in the theory and techniques of instruction, student support, and administrative procedures. Our schools also develop and implement tools to enhance faculty knowledge of teaching methodologies and subject matter. In addition, all faculty members are encouraged, but not required, to conduct education-oriented research, publish their research results and analyses, engage in continuing education, attend conferences, join and participate in professional organizations, develop related work experience, and mentor students.

        Faculty observations and evaluations are conducted by each of our campuses to provide instructors with input regarding their classroom performance. This input includes constructive suggestions for improvement and recognition of successful techniques used by the educator. We believe that these observations and evaluations help develop professional, competent instructors who are able to effectively use a variety of tools and techniques to educate and guide our students.

School Administration

        Our regionally-accredited schools are each overseen by a governing board that includes independent representation reflecting the public interest. These governing boards have broad and significant influence upon the schools' programs and operations, play an active role in policy-making, and ensure that the financial resources of their schools are adequate to provide a sound educational program. In furtherance of that mission, each governing board develops policies appropriate to the needs of the school and works closely with the respective school's administration, or, in the case of our AIU and CTU multi-campus school systems, with those responsible for the centralized administration of the school, to, among other things, establish a climate for articulating and promoting the educational vision of the school.

        Certain of our other schools have also established governing boards that assist with the development of the academic and operating strategy for the school. These governing boards generally are comprised of several members of the local community who do not have an ownership interest in the school and one or more campus or corporate employees. Corporate management works closely with each of the governing boards to ensure compatibility among the governing board's objectives, the school's educational mission, and our overall business and operating strategy.

        Our regionally-accredited AIU and CTU schools are managed by a team of centralized administrators, headed by a chief executive officer, that is responsible for providing effective educational leadership and administering each of the schools in accordance with the schools' respective policies. In contrast, management of each of our other nationally or regionally-accredited schools is the primary responsibility of a campus president and the president's team of managers.

        Once our overall business strategy has been established, corporate management partners with campus administrators, or, in the case of our AIU and CTU schools, with centralized administrators, to establish campus-specific objectives that are tailored to meet the unique strengths and challenges of each of our campuses and the campuses' particular regulatory and educational environments. Corporate management then provides campus and centralized administrators with the necessary level of operational autonomy so that they may maintain a flexible operating environment that allows our campuses to adapt to the continuously changing marketplace.

        Each of our campuses has six primary operating departments: education, admissions, financial aid, career services, compliance, and accounting. Campus management is responsible for the day-to-day operations of the campus and, in partnership with their corporate counterparts in these functional areas, for implementing educational and financial strategies.

        Certain functions related to the operation of our campuses, including information technology and certain accounting, compliance, internal audit, and financial aid processing functions, have been or are in the process of being centralized at our corporate headquarters. We believe that efficiencies and cost reductions are gained by centralizing these functions.

        As previously discussed, each of our campuses has one or more program advisory boards, which are composed of local and regional community members who are engaged in businesses directly related to that campus' educational offerings. The primary function of the program advisory boards is to provide our campuses with insight into the local and regional business community's needs to help our campuses' faculty and administrators maintain flexible, adaptable program curricula while providing our students with the training and skills that such employers require. Program advisory boards at our campuses help to ensure consistency between academic program curricula and current workplace needs and strengthen relationships with prospective employers of our schools' graduates. Program advisory boards do not have decision-making authority for our campuses. Instead, program advisory boards act solely in an advisory capacity.

Corporate Governance Developments

        As previously disclosed, on May 20, 2005, our Board of Directors unanimously decided to expand the Board to add two new independent director positions. In December 2005, we announced the addition of two new members to our Board of Directors, Leslie T. Thornton and Patrick W. Gross. The appointment of Ms. Thornton and Mr. Gross increased the Board's size to the nine-member maximum established by our charter. In February 2006, we announced that Wallace O. Laub had resigned as a director effective February 13, 2006, and that our Board of Directors had appointed Steven H. Lesnik to the Board to fill the vacancy created by Mr. Laub's resignation. Currently, seven of the nine Board members are independent directors, as defined pursuant to the listing standards of The NASDAQ Stock Market, including Ms. Thornton and Messrs. Gross and Lesnik.

        As previously disclosed, the Nominating and Governance Committee (the "Committee") of our Board of Directors has continued to evaluate our corporate governance practices. During its review process, the Committee examined a full range of corporate governance measures, including a number of governance practices and policies that we already had adopted. The Committee's review included consultations with corporate governance experts and shareholders holding a majority of our shares. In July 2005, our Board of Directors approved certain corporate governance directives based upon the Committee's review and recommendations. These directives included an amendment to our Rights Agreement, dated May 28, 2002, with Computershare Investor Services, LLC, as Rights Agent, commonly referred to as a "poison pill," to accelerate the final expiration date of the preferred share purchase rights issued under the plan. Under the terms of the amendment, the preferred share purchase rights expired at the close of business on August 15, 2005, rather than May 28, 2012, as initially provided under the plan. The plan terminated immediately upon the expiration of the purchase rights.

        Additionally, our Board of Directors has adopted minimum stock ownership guidelines for our senior management and directors. Pursuant to our Executive Officer Stock Ownership Program (the "Program"), Program participants are required to maintain ownership of our common stock with a market value equal to a specified multiple of their base salary or, in the case of directors, a specified multiple of their annual retainer ("Ownership Targets"). The Program was effective as of September 1, 2005, and Program participants are required to meet Ownership Targets within five years of such date, or, in the case of new participants, within five years after the date that they became a participant of the Program. There are currently approximately 20 officers and directors who are required to participate in the Program.

        Our Board of Directors also adopted other measures to enhance our governance practices, including, as previously disclosed, a policy requiring approval for Board member participation on other boards of directors and a policy requiring continuing education for all Board members.

        Effective February 2, 2006, our Board of Directors approved and adopted our Second Amended and Restated By-laws, which amended and restated our Amended and Restated By-laws to change the required vote for the election of directors from a plurality to a majority of votes cast in uncontested elections. Under Article III, Section 3.2 of our Second Amended and Restated By-laws, the election of a director requires that the number of shares voted "for" a director must exceed the number of shares voted "against" that director. In contested elections, when the number of nominees exceeds the number of directors to be elected, the required vote will continue to be a plurality of votes cast. In addition, if a nominee who already serves as a director is not re-elected, the director must offer to tender his or her resignation to our Board of Directors. The Committee will make a recommendation to our Board on whether to accept or reject the resignation or whether other action should be taken. Our Board will act on the Committee's recommendation and publicly disclose its decision within 90 days from the date of the certification of the election results. The director who tenders his or her resignation will not participate in our Board's decision.

        On February 2, 2006, our Board of Directors approved certain additional enhancements to our corporate governance policies and intends to propose that such changes be adopted by our stockholders at our 2006 Annual Meeting of Stockholders. Specifically, on February 2, 2006, our Board of Directors adopted a resolution proposing to amend and restate our Amended and Restated Certificate of Incorporation to provide for the annual election of all directors beginning at the 2006 Annual Meeting of Stockholders and to allow stockholders holding at least sixty-six and two-thirds (66 2/3%) of the voting power of the shares entitled to vote at an election of directors to call a special meeting of stockholders. Article V of the Amended and Restated Certificate of Incorporation currently divides our Board of Directors into three classes. Directors are elected for three-year terms that are staggered among the three classes. If the proposed measure is approved by our stockholders, those directors previously elected for three-year terms of office by our stockholders will complete their three-year term and would be eligible for re-election for one-year terms at each annual meeting of stockholders thereafter. Beginning with our 2008 Annual Meeting of Stockholders, the declassification of our Board of Directors would be complete, and all directors would be subject to annual election of one-year terms.

        Article VI of the Amended and Restated Certificate of Incorporation currently provides that special meetings of stockholders may only be called pursuant to a resolution approved by a majority of our Board of Directors. Our Board of Directors has approved a measure which, if approved by our stockholders, would amend Article VI to allow stockholders holding at least sixty-six and two-thirds percent (66 2/3%) of the voting power of shares entitled to vote at an election of directors to call a special meeting of stockholders.

        On February 2, 2006, our Board of Directors also approved the amendment and restatement of our Second Amended and Restated By-laws, contingent upon approval by our stockholders of the proposed amendment and restatement of our Amended and Restated Certificate of Incorporation. Article II, Section 2.6 of the Second Amended and Restated By-laws currently provides that special meetings of our stockholders may be called only by our Board of Directors. If amended, Article II, Section 2.6 will allow stockholders holding at least sixty-six and two-thirds percent (66 2/3%) of the voting power of the shares entitled to vote at an election of directors to call a special meeting of stockholders, subject to certain specified conditions. Article III, Section 3.3 of the Second Amended and Restated By-laws currently provides that our directors may only be removed for cause. If our stockholders approve the proposed amendment and restatement of our Amended and Restated Certificate of Incorporation, Article III, Section 3.3 of the By-laws will be amended to provide that any director of our entire Board of Directors, excepting certain Continuing Classified Directors, as defined in the proposed Second Amended and Restated Certificate of Incorporation, may be removed from office at any time by the affirmative vote of the holders of a majority of the voting power of the shares entitled to vote at an election of directors. Our Third Amended and Restated By-laws, amending Article II, Section 2.6 and Article III, Section 3.3 of the Second Amended and Restated By-laws, will become effective simultaneously with the effective date of the filing of the Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware.

Important Information

        We plan to file with the Securities and Exchange Commission ("SEC") and mail to our stockholders a Proxy Statement in connection with our 2006 Annual Meeting, and advise our security holders to read the Proxy Statement relating to the 2006 Annual Meeting when it becomes available because it will contain important information. Security holders may obtain a free copy of the Proxy Statement and any other relevant documents, when available, that we file with the SEC at the SEC's web site at http://www.sec.gov. The Proxy Statement and these other documents may also be obtained free from us by directing a request to Career Education Corporation, ATTN: Investor Relations, 2895 Greenspoint Parkway, Suite 600, Hoffman Estates, IL 60195, or to Georgeson Shareholder Communications Inc. by toll-free telephone at 888 206-5970, or by mail at 17 State Street, 10th Floor, New York, NY 10004.

Certain Information Regarding Participants

        CEC, our directors, and named executive officers may be deemed to be participants in the solicitation of our security holders in connection with our 2006 Annual Meeting. Security holders may obtain additional information regarding the names, affiliations, and interests of such individuals in our proxy statement, dated April 21, 2005, which is filed with the SEC. To the extent holdings of CEC have changed since the amounts printed in the proxy statement, dated April 21, 2005, such changes have been reflected on Statements of Change in Ownership on Form 4 filed with the SEC.

STUDENT FINANCIAL AID AND THE REGULATION OF THE POSTSECONDARY EDUCATION INDUSTRY

        We realize that many students require assistance in financing their education. For this reason, all of our schools offer financial aid programs and financing options. A majority of students who attend our U.S.-accredited schools are eligible to participate in some form of government-sponsored financial aid program. Our schools also participate in a number of state financial aid programs and offer private funding options. Approximately 70% of our U.S. schools offer scholarship programs for students. Our schools that participate in federal financial aid programs are subject to extensive regulatory requirements imposed by federal and state government agencies, including the ED, and other standards imposed by educational accrediting bodies.

Nature of Federal Support for Postsecondary Education in the United States

        The U.S. government provides a substantial portion of its support for postsecondary education in the form of Title IV Program grants and loans to students who can use those funds to finance certain expenses at any institution that has been certified as eligible by the ED. These federal programs are authorized by the HEA.

        Generally, financial aid administered under Title IV Programs is awarded on the basis of financial need, which is generally defined under the HEA as the difference between the cost of attending an institution and the amount a student can reasonably be expected to contribute to that cost. Among other things, recipients of Title IV Program funds must maintain a satisfactory grade point average and progress in a timely manner toward completion of their program of study.

        Students at our schools may receive grants, loans, and work-study opportunities to fund their education under the following Title IV Programs, although not all of our schools participate in each of these programs:

        Federal Family Education Loan ("FFEL") Program.    Loans under the FFEL program are made by banks and other lending institutions directly to our students or their parents. If a student or parent defaults on a FFEL program loan, repayment is guaranteed by a federally recognized guaranty agency, which is then reimbursed by the ED. Our schools and students use a wide variety of lenders and guaranty agencies and have not experienced difficulties in identifying lenders and guaranty agencies willing to make and guarantee FFEL program loans. The two primary types of loans obtained by students at our schools under the FFEL program are Stafford loans and PLUS loans.

        Stafford loans, which may either be subsidized or unsubsidized, are loans made directly to our students by financial institutions that participate in the FFEL program. Students who have a demonstrated financial need are eligible to receive a subsidized Stafford loan, with the ED paying the interest on this loan while the student is enrolled at least half-time in school and during the first six months after leaving school. Students without a demonstrated financial need are eligible to receive an unsubsidized Stafford loan. The student is responsible for paying the interest on an unsubsidized Stafford loan while in school and after leaving school, although actual interest payments generally may be deferred by the student until after he or she has left school. Students who are eligible for a subsidized Stafford loan may also receive an unsubsidized Stafford loan.

        A student is not required to meet any specific credit scoring criteria to receive a Stafford loan, but any student with a prior Stafford loan default or who has been convicted under federal or state law of selling or possessing drugs may not be eligible for a Stafford loan. The ED has established maximum annual borrowing limits with respect to Stafford loans, and these annual limits are generally less than the tuition costs at our U.S. schools.

        A PLUS loan is a loan made directly by financial institutions to the parents of our dependent students. Parents who have an acceptable credit history can borrow under a PLUS loan to pay the educational expenses of a child who is a dependent student enrolled at least half-time at our U.S. schools. The amount of a PLUS loan cannot exceed the student's cost of attendance less all other financial aid received.

        Federal Grants.    Title IV Program grants are generally made to our students under the Federal Pell Grant ("Pell") program and the Federal Supplemental Educational Opportunity Grant ("FSEOG") program. The ED makes Pell grants up to a maximum amount of $4,050 per award year to students who demonstrate financial need. FSEOG program awards are designed to supplement Pell grants up to a maximum amount of $4,000 per award year for the neediest students. An institution is required to make a 25% matching contribution for all federal funds received under the FSEOG program.

        Federal Work-Study ("FWS") Program.    Generally, under the FWS program, federal funds are used to pay 75% of the cost of part-time employment of eligible students to perform work for the institution or certain off-campus organizations. The remaining 25% is paid by the institution or the student's employer. In select cases, these federal funds under the FWS program are used to pay 100% of the cost of part-time employment of eligible students.

        Federal Perkins Loan ("Perkins") Program.    Perkins loans are made from a revolving institutional account, 75% of which is capitalized by the ED and the remainder of which is funded by the institution. Each institution is responsible for collecting payments on Perkins loans from its former students and lending those funds to currently enrolled students. Currently, only one of our schools participates in the Perkins program.

ED Regulation of Federal Student Financial Aid Programs

        To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by the relevant education agencies of the state in which it is located, accredited by an accrediting agency recognized by the ED, and certified as eligible by the ED. The ED will certify an institution to participate in Title IV Programs only after the institution has demonstrated compliance with the HEA and the ED's extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance with these requirements to the ED on an ongoing basis. These standards are applied primarily on an institutional basis, with an institution defined as a main campus and its additional campus locations, if any.

        As previously disclosed, the ED notified us in June 2005 that it is reviewing our previously announced restated consolidated financial statements and our annual compliance audit opinions for the years 2000 through 2003. At the same time, the ED also advised us that it is evaluating pending program reviews that have taken place at certain of our schools, which are all included in our CSU segment. The ED has indicated that until these matters are addressed to its satisfaction, it will not approve any new applications by us for pre-acquisition review or change of ownership. The ED has further advised us that during this period, it will not approve applications for any additional branch campuses.

        In February 2006, we received a letter from the ED notifying us that it is reviewing our 2004 compliance audit opinions and that the general restrictions imposed pursuant to its letter to us in June 2005 will remain in place as it continues its review. See Note 14 "Commitments and

Contingencies—Federal Regulatory Actions" of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional discussion of this matter.

        State Authorization for U.S. Institutions.    State licensing agencies are responsible for the oversight of educational institutions, and continued approval by such agencies is necessary for an institution to operate and grant degrees or diplomas to its students. Moreover, under the HEA, approval by such agencies is necessary to maintain eligibility to participate in Title IV Programs. As a result, we are subject to extensive regulation in each of the states in which our schools operate campuses and in other states in which our schools recruit students. Currently, each of our U.S. campuses is authorized by its applicable state licensing agency or agencies.

        The level of regulatory oversight varies substantially from state to state. In certain states in which we operate, our campuses are subject to licensure by an agency that regulates proprietary institutions and also by a separate higher education agency. State laws establish standards for, among other things, student instruction, qualifications of faculty, location and nature of facilities, and financial policies. State laws and regulations may limit our campuses' ability to operate or to award degrees or diplomas or offer new degree programs. If any one of our campuses were to lose state authorization, it would be unable to offer educational programs, and students attending the campus would not be eligible to participate in Title IV Programs. Such severe penalties would require us to close a campus if it were to lose state authorization. See Note 14 "Commitments and Contingencies—State Regulatory Actions," of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for a detailed discussion of state regulatory matters currently affecting us and our schools.

        Accreditation for U.S. Institutions.    Accrediting agencies also are responsible for overseeing educational institutions, and, under the HEA, continued approval by an accrediting agency recognized by the ED is necessary for an institution to maintain eligibility to participate in Title IV Programs. Accreditation is a non-governmental process through which an institution submits to a qualitative review by an organization of peer institutions. Accrediting agencies primarily examine the academic quality of the institution's instructional programs, and a grant of accreditation is generally viewed as confirmation that an institution's programs meet generally accepted academic standards. Accrediting agencies also review the administrative and financial operations of the institutions they accredit to ensure that each institution has sufficient resources to perform its educational mission. Accrediting agencies must adopt specific standards in connection with their review of postsecondary educational institutions to be recognized by the ED. All of our U.S. campuses are accredited by one or more accrediting agencies recognized by the ED.

        Accrediting agency oversight may occur at several levels. An accrediting agency may place an institution on "Reporting" status to monitor one or more specified areas of performance. An institution placed on Reporting status is required to report periodically to its accrediting agency on its performance in the specified areas and to continue to submit such periodic reports for a specified period, which is generally one year, after which the institution is re-evaluated. An accrediting agency may place an institution on "Warning" status if it determines that the institution may be in danger of failing to comply with the accreditation requirement, or it may place an institution on "Probation" status if it determines that an institution appears to be deficient with regard to such requirement. In either instance, the institution is given a prescribed period to demonstrate that it has rectified the deficiency, which period may subsume two or more years. When an accrediting agency determines that a serious deficiency may exist, it may direct an institution to "Show Cause" as to why its accreditation should not be terminated. An institution under Show Cause is required to satisfy its accrediting agency within a prescribed period, generally less than one year, that it has satisfactorily resolved the deficiency. If any one of our campuses were to lose its accreditation, students attending the campus would not be eligible to participate in Title IV Programs. A campus' inability to participate in Title IV Program funding could require us to close the campus. See Note 14 "Commitments and Contingencies—Accrediting Body Actions" of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for a detailed discussion of accrediting agency matters currently affecting us and our schools.

        A listing of our U.S.-accredited schools, including all main and branch campus locations for regulatory purposes, and relevant accreditation information is provided in the following table.

School, Main Campus Location (Branch campuses are in parentheses)	Accreditor(1)	Year of Accreditation Expiration(2)
American InterContinental University Atlanta/Buckhead, GA (Atlanta/Dunwoody, GA; Weston, FL; Los Angeles, CA; Houston, TX; London, England; Dubai, United Arab Emirates; Online)(3)	SACS	2012	(4)
Briarcliffe College Bethpage, NY (Patchogue, NY)	MSA	2011
Brooks College Long Beach, CA (Sunnyvale, CA)	ACCJC	2010
Brooks Institute of Photography Santa Barbara, CA	ACICS	2006
Brown College Mendota Heights, MN	ACCSCT	2007
California Culinary Academy San Francisco, CA	ACCSCT	2010
California School of Culinary Arts Pasadena, CA (Kitchen Academy, Hollywood, CA)	ACICS	2006
Collins College Tempe, AZ	ACCSCT	2010
Colorado Technical University Colorado Springs, CO (Denver, CO; North Kansas City, MO; Sioux Falls, SD; Online)	NCA	2012
The Cooking & Hospitality Institute of Chicago Chicago, IL	NCA (primary) ACCSCT (secondary)	2007 2007
Gibbs College Cranston, RI	ACICS	2009
Gibbs College Livingston, NJ (Katharine Gibbs School, Piscataway, NJ)	ACICS	2007
Gibbs College Norwalk, CT	ACICS	2011
Gibbs College Vienna, VA	ACICS	2006
Gibbs College of Boston, Inc, a private two-year college Boston, MA	ACICS	2008

Harrington College of Design Chicago, IL	ACICS (primary) NASAD (secondary)	2008 2007
International Academy of Design & Technology Chicago, IL (Troy, MI; Schaumburg, IL)	ACICS	2008
International Academy of Design & Technology Pittsburgh, PA (Fairmont, WV; Nashville, TN)	ACICS	2007
International Academy of Design & Technology Tampa, FL (Orlando, FL; Henderson, NV; Seattle, WA; Orlando Culinary Academy, Orlando, FL)	ACICS	2010
Katharine Gibbs School Melville, NY	ACICS	2009
Katharine Gibbs School New York, NY (Norristown, PA)	ACICS	2008
Lehigh Valley College Center Valley, PA	ACICS	2009
McIntosh College Dover, NH	NEASC	2008
Missouri College St. Louis, MO	ACCSCT	2006
Pennsylvania Culinary Institute Pittsburgh, PA (Le Cordon Bleu College of Culinary Arts Miami, Miramar, FL)	ACCSCT	2010	(5)
Sanford-Brown College Fenton, MO (Collinsville, IL; Hazelwood, MO; St. Charles, MO, West Allis, WI)	ACICS	2011
Sanford-Brown Institute Atlanta, GA (Houston, TX; Houston/North Loop, TX; Landover; MD; Ft. Lauderdale, FL; Middleburg Heights, OH; New York, NY; Trevose, PA)	ABHES (primary) ACICS (secondary)	2007 2008
Sanford-Brown Institute Dallas, TX (Garden City, NY)	ABHES (primary) ACICS (secondary)	2009 2008
Sanford-Brown Institute Jacksonville, FL (Iselin, NJ; Tampa, FL)	ACICS	2007
Sanford-Brown Institute White Plains, NY (Springfield, MA)	ABHES	2007

Scottsdale Culinary Institute Scottsdale, AZ (Le Cordon Bleu College of Culinary Arts Las Vegas, Las Vegas, NV)	ACCSCT	2010
Texas Culinary Academy Austin, TX	ACICS	2009
Western Culinary Institute Portland, OR (Le Cordon Bleu College of Culinary Arts Atlanta, Tucker, GA; Le Cordon Bleu College of Culinary Arts Minneapolis/St. Paul, Mendota Heights, MN)	ACCSCT	2007	(6)
Western School of Health and Business Careers Pittsburgh, PA (Monroeville, PA)	ACCSCT	2005	(7)

(1)
Certain of our schools are accredited by more than one accrediting body. In these cases, the accreditors are reported to the ED as either primary or secondary for federal funding eligibility purposes. Below is a key to the accreditation abbreviations used in the table:

•
ABHES—Accrediting Bureau of Health Education Schools

•
ACCSCT—Accrediting Commission of Career Schools and Colleges of Technology

•
ACICS—Accrediting Council for Independent Colleges and Schools

•
MSA—Middle States Association of Colleges and Schools, Commission on Higher Education

•
NASAD—National Association of Schools of Art and Design

•
NEASC—New England Association of Schools and Colleges, Commission on Technical and Career Institutions

•
NCA—North Central Association of Colleges and Schools, Higher Learning Commission

•
SACS—Southern Association of Colleges and Schools, Commission on Colleges

•
ACCJC—Western Association of Schools and Colleges, Accrediting Commission for Community and Junior Colleges

(2)
Status as of March 1, 2006.

(3)
We have a profit sharing agreement with, but do not own any portion of, American University Dubai, which is a branch campus of our AIU school.

(4)
On December 6, 2005, SACS notified AIU that SACS has placed the school on Probation status for one year. A status review of AIU's Probation status is currently scheduled for SACS' December 2006 meeting. See Note 14 "Commitments and Contingencies—Accrediting Body Actions" of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for a detailed discussion of this matter.

(5)
Accreditation for the Miramar branch campus expires in 2006.

(6)
Accreditation for the Tucker branch campus expires in 2010. Accreditation for the Mendota Heights branch campus expires in 2007.

(7)
Accreditation for the main campus has been extended until the ongoing reaccreditation process is completed. Accreditation for the Monroeville branch campus expired in 2004 but has been extended until the ongoing reaccreditation process is completed.

        Programmatic accreditation, while not a sufficient basis for institutional Title IV Program certification by the ED, enables graduates to practice or otherwise secure appropriate employment in their chosen field and has been granted by the following accrediting agencies with respect to the following individual programs taught at certain of our campuses:

Accrediting Body	Campus	Program Accredited
Accreditation Council for Occupational Therapy Education	Sanford-Brown College, Fenton and Hazelwood	Occupational Therapy Assistant Program
American Society of Health Systems Pharmacists	Western School of Health and Business Careers, Monroeville	Pharmacy assistant programs
Accrediting Board for Engineering and Technology	Colorado Technical University, Colorado Springs	Engineering programs
Accrediting Bureau of Health Education Schools
	Colorado Technical University, North Kansas City; Sanford-Brown College, Collinsville and Hazelwood; Sanford-Brown Institute, Iselin, Jacksonville, and Tampa; Western School of Health and Business Careers, Pittsburgh and Monroeville	Medical assisting programs
Accrediting Bureau of Health Education Schools	Sanford-Brown Institute, Dallas, Iselin, Jacksonville, Lauderdale Lakes, Houston/North Loop, and Tampa	Surgical technology programs
American Culinary Federation Education Institute	California Culinary Academy, The Cooking & Hospitality Institute of Chicago, Orlando Culinary Academy, Pennsylvania Culinary Institute, Scottsdale Culinary Institute, Western Culinary Institute	Culinary Programs
American Dental Association Commission on Dental Accreditation	Missouri College	Dental assisting programs
American Veterinary Medical Association	Western School of Health and Business Careers, Pittsburgh	Veterinary technology programs
CAAHEP-Accreditation Review Committee on Education in Surgical Technology
	Colorado Technical University, North Kansas City; Sanford-Brown College, Hazelwood; Sanford-Brown Institute, Houston, Iselin, Jacksonville, Lauderdale Lakes, and Tampa; Western School of Health and Business Careers, Monroeville	Surgical technology programs
CAAHEP-Committee on Accreditation for Respiratory Care	Sanford-Brown College, Fenton; Western School of Health and Business Careers, Monroeville	Respiratory therapy programs
CAAHEP Curriculum Review Board of the American Association of Medical Assistants Endowment	Colorado Technical University, Sioux Falls	Medical assisting programs

CAAHEP-Joint Review Committee on Education in Diagnostic Medical Sonography	Sanford-Brown Institute, Dallas, Houston, Iselin, and Middleburg Heights; Western School of Health and Business Careers, Pittsburgh	Diagnostic medical sonography programs
Council for Interior Design Accreditation	American InterContinental University, Buckhead and Los Angeles; Brooks College, Long Beach; Harrington College of Design; International Academy of Design and Technology, Chicago, Tampa, and Toronto	Interior design programs
Joint Review Commission on Education in Radiologic Technology	Colorado Technical University, North Kansas City; Sanford-Brown College, Fenton; Western School of Health and Business Careers, Pittsburgh	Diagnostic medical sonography programs

        Legislative Action.    The U.S. Congress must periodically reauthorize the HEA and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program. In December 2005, Congress temporarily extended the provisions of the HEA, pending completion of the reauthorization process or further extensions of the HEA. In February 2006, as part of the Deficit Reduction Act of 2005, Congress made certain changes in the HEA that had been reflected in the HEA reauthorization bills. The changes enacted eliminate certain restrictions on online programs, increase, beginning in 2007, student loan limits for the first two academic years of a student's program of study, and make other technical changes. It is possible that Congress will not make further changes to the HEA during 2006 and, instead, extend current law, including the changes made as part of the Deficit Reduction Act of 2005. If Congress does address reauthorization, there may be certain further legislative changes. However, at this time, we cannot determine the scope, content, or effect of such changes. Any action by the U.S. Congress that significantly reduces Title IV Program funding or the ability of our schools or students to participate in Title IV Programs could have a material adverse effect on our student population, financial condition, results of operations, and cash flows. Legislative action may also require us to modify our practices for our schools to comply fully with applicable requirements. The adoption of any such modifications could result in additional administrative costs, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

        Student Loan Default Rates.    An institution may lose eligibility to participate in some or all Title IV Programs if the rates at which former students default on the repayment of their federally-guaranteed or federally-funded student loans exceed specified percentages. An institution's cohort default rate under the FFEL program is calculated on an annual basis as the rate at which student borrowers scheduled to begin repayment of their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year.

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

        All of our schools have implemented student loan default management programs aimed at reducing the likelihood of our students' failure to repay their loans in a timely manner. Those programs emphasize the importance of students' compliance with loan repayment requirements and provide for extensive loan counseling, methods to increase student persistence and completion rates and graduate employment rates, and proactive borrower contacts after students cease enrollment. If any of our schools were to lose eligibility to participate in Title IV Programs due to student loan default rates being higher than the ED's tolerable thresholds and we could not arrange for adequate alternative student financing sources, we would most likely have to close those schools, which could have a material adverse effect on our student population, financial condition, results of operations, and cash flows.

        As of December 31, 2005, four of our schools had student borrowers who entered repayment in the 2003-2004 award year, the most recent year for which we have calculated and reported Perkins loan default rates to the ED. The Perkins loan cohort default rates for these four schools ranged from 11.43% to 66.67%. One of our schools, Brown College, currently participates in Title IV Programs under provisional certification due to the ED's Perkins loan default rate criteria. Colorado Technical University is our only school that continues to participate in the Federal Perkins Loan program and had a Perkins loan cohort default rate of 11.43% for students who were scheduled to begin repayment in the 2003-2004 federal award year.

        All of our schools participate in the FFEL program, and none of them had an FFEL cohort default rate of 25% or greater during any of the last three federal fiscal years. The following table sets forth the FFEL cohort default rates for our schools for federal fiscal years 2003, 2002, and 2001, the most recent years for which the ED has published such rates:

	FFEL Cohort Default Rate
School, Main Campus Location (Branch campuses are in parentheses)
	2003	2002	2001
American InterContinental University Atlanta/Buckhead, GA (Atlanta/Dunwoody, GA; Weston, FL; Los Angeles, CA; Houston, TX; London, England; Online)	9.2%	8.3%	5.4%
Briarcliffe College Bethpage, NY (Patchogue, NY)	7.7%	9.1%	5.5%
Brooks College Long Beach, CA (Sunnyvale, CA)	7.2%	5.7%	5.3%
Brooks Institute of Photography Santa Barbara, CA	2.9%	4.3%	2.8%
Brown College Mendota Heights, MN	8.0%	6.0%	6.1%
California Culinary Academy San Francisco, CA	8.2%	10.4%	6.5%
California School of Culinary Arts Pasadena, CA (Kithen Academy, Hollywood, CA)	4.2%	2.3%	2.9%
Collins College Tempe, AZ	8.1%	11.1%	9.0%

Colorado Technical University Colorado Springs, CO (Denver, CO; North Kansas City, MO; Sioux Falls, SD; Online)	4.8%	2.9%	3.2%
The Cooking and Hospitality Institute of Chicago Chicago, IL	9.2%	16.7%	18.6%
Gibbs College
Cranston, RI	7.7%	8.6%	9.8%
Livingston, NJ (Piscataway, NJ)	15.8%	15.6%	15.1%
Norwalk, CT	9.0%	10.1%	6.7%
Vienna, VA	11.2%	9.7%	11.1%
Gibbs College of Boston, Inc. a private two-year college Boston, MA	16.2%	14.7%	13.3%
Harrington College of Design, Chicago, IL	2.9%	7.4%	1.9%
International Academy of Design & Technology
Chicago, IL (Troy, MI; Schaumburg, IL)	21.9%	24.2%	18.1%
Pittsburgh, PA (Fairmont, WV; Nashville, TN)	16.7%	17.2%	12.7%
Tampa, FL (Orlando, FL; Henderson, NV; Seattle, WA; Orlando Culinary Academy, Orlando, FL)	7.6%	4.5%	8.1%
The Katharine Gibbs Schools
Melville, NY	11.3%	9.4%	8.8%
New York, NY (Norristown, PA)	19.4%	18.3%	7.1%
Lehigh Valley College Center Valley, PA	7.8%	8.1%	10.1%
McIntosh College Dover, NH	12.5%	8.3%	9.7%
Missouri College St. Louis, MO	3.8%	6.0%	7.5%
Pennsylvania Culinary Institute Pittsburgh, PA (Le Cordon Bleu College of Culinary Arts Miami, Miramar, FL)	6.0%	11.2%	10.4%
Sanford-Brown College Fenton, MO (Collinsville, IL; Hazelwood, MO; St. Charles, MO; West Allis, WI)	5.9%	7.4%	7.0%
Sanford Brown Institute
Atlanta, GA (Houston, TX; Houston/North Loop, TX; Landover, MD; Ft. Lauderdale, FL; Middleburg Heights, OH; New York, NY; Trevose, PA)	9.9%	7.0%	7.0%
Dallas, TX (Garden City, NY)	9.5%	7.8%	7.8%
Jacksonville, FL (Iselin, NJ; Tampa, FL)	9.4%	4.7%	8.0%
White Plains, NY (Springfield, MA)	9.7%	6.9%	4.9%

Scottsdale Culinary Institute Scottsdale, AZ (Le Cordon Bleu College of Culinary Arts Las Vegas, Las Vegas, NV)	4.7%	4.8%	8.0%
Texas Culinary Academy Austin, TX	9.0%	9.5%	10.4%
Western Culinary Institute Portland, OR (Le Cordon Bleu College of Culinary Arts Atlanta, Tucker, GA; Le Cordon Bleu College of Culinary Arts Minneapolis/St. Paul, Mendota Heights, MN)	5.4%	2.2%	3.8%
Western School of Health and Business Careers Pittsburgh, PA (Monroeville, PA)	6.9%	9.3%	8.6%

        Financial Responsibility Standards.    To participate in Title IV Programs, an institution must satisfy specific measures of financial responsibility as prescribed by the ED. The ED evaluates institutions for compliance with these standards each year, based on the annual audited financial statements of an institution or its parent corporation, and following a change of control of an institution. With respect to our schools, it has been the ED's practice to measure financial responsibility on the basis of the financial statements of both our individual schools and CEC on a consolidated basis.

        To be considered financially responsible, an institution must, among other things, (i) have sufficient cash reserves to make required refunds, (ii) be current on its debt payments, (iii) meet all of its financial obligations, and (iv) achieve a "composite score" of at least 1.50 based on the institution's annual financial statements. The ED calculates an institution's composite score, which may range from -1.00 to 3.00, based on a combination of financial measures designed to establish the adequacy of an institution's capital resources, its financial viability, its ability to support current operations, and its ability to generate a profit. An institution that does not meet the ED's minimum composite score of 1.00 may demonstrate its financial responsibility in one of several ways, including posting a letter of credit in favor of the ED in an amount equal to at least 50% of Title IV Program funds received by the institution during its prior fiscal year or posting a letter of credit in an amount equal to at least 10% of Title IV Program funds received by the institution during its prior fiscal year and agreeing to certain additional requirements for the receipt of Title IV Program funds, including, in certain circumstances, receipt of Title IV Program funds under an agreement other than the ED's standard advance funding arrangement.

        Currently, none of our schools are required to post a letter of credit or accept other conditions on its participation in Title IV Programs due to failure to satisfy the ED's financial responsibility standards. Our consolidated composite score as of and for the year ended December 31, 2005, was 2.69, relative to a maximum score of 3.00. If, however, we or any of our schools fail to satisfy the ED's financial responsibility standards in the future, our financial condition, results of operations, and cash flows could be materially adversely affected.

        Return and Refunds of Title IV Program Funds.    An institution participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that were disbursed to students who withdrew from educational programs before completing the programs, and must return those funds in a timely manner. Institutions have historically been required to return such funds within 30 days of the date the institution determines that the student has withdrawn, but, based upon changes to the HEA in 2006, the deadline to return such funds will be extended to 45 days in the future. An institution that is found to be in non-compliance with ED refund requirements for either of the last two completed fiscal years must post a letter of credit in favor of the ED in an amount equal to 25%

of the total Title IV Program refunds paid by the institution during its prior fiscal year. Due to non-compliance with ED refund requirements at 16 of our schools, we had posted a total of $5.4 million in letters of credit in favor of the ED as of December 31, 2005.

        Change of Ownership or Control.    When an institution undergoes a change of ownership resulting in a change of control, as that term is defined by the state in which it is located, its accrediting agency and the ED, it must secure the approval of those agencies to continue to operate and to continue to participate in Title IV Programs. If the institution is unable to re-establish state authorization and accreditation requirements and satisfy other requirements for certification by the ED, the institution may lose its authority to operate and its ability to participate in Title IV Programs. An institution whose change of ownership or control is approved by the appropriate authorities is nonetheless provisionally recertified by the ED for a period of up to three years. Transactions or events that constitute a change of control by one or more of the applicable regulatory agencies, including the ED, applicable state agencies, and accrediting bodies, include the acquisition of an institution from another entity or significant acquisition or disposition of an institution's equity. It is possible that some of these events may occur without our control. Our failure to obtain, or a delay in obtaining, a required approval of any change in control from the ED, applicable state agencies, or accrediting agencies could impair our ability or the ability of the effected schools to participate in Title IV Programs. If we were to undergo a change of control and a material number of our schools failed to obtain the required approvals from applicable regulatory agencies in a timely manner, our student population, financial condition, results of operations, and cash flows could be materially adversely affected.

        When we acquire an institution that is eligible to participate in Title IV Programs, that institution undergoes a change of ownership resulting in a change of control as defined by the ED. Each of our schools in the U.S. that we have acquired since our inception have undergone a certification review under our ownership and has been certified to participate in Title IV Programs on a provisional basis. Currently, seven of our schools participate in Title IV Programs under provisional certification due to the ED's change of ownership criteria. The potential adverse effects of a change of control under ED regulations may influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance, or redemption of our common stock.

        Opening New Schools, Start-up Branch Campuses, and Adding Educational Programs.    The HEA generally requires that proprietary institutions be fully operational for two years before applying to participate in Title IV Programs. However, an institution that is certified to participate in Title IV Programs may establish a start-up branch campus and participate in Title IV Programs at the start-up branch campus without reference to the two-year requirement if the start-up branch campus has received all of the necessary state and accrediting agency approvals, has been reported to the ED, and meets certain other criteria as defined by the ED. Nevertheless, under certain circumstances, such a start-up branch campus may also be required to obtain approval from the ED to be able to participate in Title IV Programs. Similarly, an institution that is eligible to participate in Title IV Programs may generally add a new educational program and disburse Title IV Program funds to students enrolled in that new program without ED approval if the new program leads to an associate level or more advanced degree and the institution already offers programs at that level, or if the new program prepares students for gainful employment in the same occupation or a related occupation as an educational program that has previously been designated as an eligible program at the institution and meets minimum length requirements. Otherwise, the institution must obtain the ED's approval before it may disburse Title IV Program funds to students enrolled in the new program.

        In addition to ED regulation, certain of the state and accrediting agencies with jurisdiction over our schools have requirements that may affect our ability to open a new school, open a start-up branch campus of one of our existing schools, or begin offering a new educational program at one of our schools. If we establish a new school, add a new branch start-up campus, or expand program offerings at any of our schools without obtaining the required approvals, we would likely be liable for repayment of Title IV Program funds provided to students at that school or branch campus or enrolled in that educational program, and we could also be subject to sanctions. Also, if we are unable to obtain the approvals from the ED, applicable state regulatory agencies, and accrediting agencies for any new schools, branch campuses, or program offerings where such approvals are required, or to obtain such approvals in a timely manner, our ability to grow our business would be impaired and our financial condition, results of operations, and cash flows could be materially adversely affected.

        As discussed above, the ED has advised us that it will not approve any new applications by us for pre-acquisition review of change of ownership, which has limited our ability to open new schools or start-up branch campuses.

        "90-10 Rule." Under a provision of the HEA commonly referred to as the "90-10 Rule," a proprietary institution would no longer be eligible to participate in Title IV Programs if, on a cash accounting basis, it derived more than 90% of its revenue, as defined pursuant to applicable ED regulations, for any fiscal year from Title IV Programs. An institution that violates this 90-10 Rule becomes ineligible to participate in Title IV Programs as of the first day of the fiscal year following the fiscal year for which it is in violation of the rule and is unable to apply to regain its eligibility until the next fiscal year. If an institution violated the 90-10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the ED would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

        Since the 90-10 Rule requirement took effect in 1995, none of our schools has derived more than 88% of its cash-basis revenue from Title IV Programs for any fiscal year. During the years ended December 31, 2005, 2004, and 2003, our schools that participate in Title IV Programs received, in the aggregate, approximately 62%, 58%, and 58%, respectively, of total cash-basis revenue from Title IV Programs. We monitor compliance with this requirement to minimize the risk that any of our schools would derive more than the maximum allowable percentage of its cash-basis revenue from Title IV Programs for any fiscal year. If one of our schools appeared likely to approach the maximum allowable percentage threshold, we would consider making changes in student funding and financing to ensure compliance with the rule. If any of our schools were to lose eligibility to participate in Title IV Programs, and we were not able to arrange for adequate alternative financing sources for the students attending such school, we would most likely have to close the school, which could have a material adverse effect on our student population, financial condition, results of operations, and cash flows.

        Administrative Capability.    ED regulations specify extensive criteria that an institution must satisfy to establish that it has the requisite administrative capability to participate in Title IV Programs. These criteria relate to, among other things, institutional staffing, operational standards, timely submission of accurate reports to the ED, and various other procedural matters. If an institution fails to satisfy any of the ED's criteria for administrative capability, the ED may require the repayment of Title IV Program funds disbursed by the institution, require the institution to receive Title IV Program funds under an agreement other than the ED's standard advance funding agreement while being provisionally certified, or commence a proceeding to impose a fine or limit, suspend, or terminate the participation of the institution in Title IV Programs.

        Restrictions on Payment of Commissions, Bonuses, and Other Incentive Payments.    An institution participating in Title IV Programs may not provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment or admission activity or in making decisions regarding the awarding of Title IV Program funds. The ED's laws and regulations regarding this rule do not establish clear criteria for compliance in all circumstances. If the ED determined that an institution's compensation practices violated these standards, the ED could subject the institution to monetary fines, penalties, or other sanctions. We believe that our current compensation plans are in compliance with the provisions of the HEA, although such compensation plans have not been specifically reviewed or approved by the ED. Any significant fine or penalty or other sanction levied against one or more of our schools as a result of violations of these or other ED regulations could have a material adverse effect on our financial condition, results of operations, and cash flows.

        Restrictions on Distance Education Programs.    Under current law, an institution participating in Title IV Programs must offer less than one half of its courses over telecommunication networks, including the Internet, or by correspondence, and an institution that offers one half or more of its courses over telecommunication networks or by correspondence ceases to be eligible to participate in Title IV Programs (the "50% Rule"). We believe that our schools that offer online programs are in compliance with this provision. The failure of any of our schools that offer online programs to remain in compliance with this provision could have a material adverse effect on our financial condition, results of operations, and cash flows. The Deficit Reduction Act of 2005 has eliminated the 50% Rule, effective July 1, 2006.

        Eligibility and Certification Procedures.    Under the provisions of the HEA, an institution must apply to the ED for continued certification to participate in Title IV Programs at least every six years or when it undergoes a change of control, as discussed above. The ED may place an institution on provisional certification status if it finds that the institution does not fully satisfy all required eligibility and certification standards. Provisional certification does not generally limit an institution's access to Title IV Program funds. The ED may withdraw an institution's provisional certification without advance notice if the ED determines that the institution is not fulfilling all material requirements. In addition, an institution must obtain ED approval for certain substantial changes in its operations, including changes in an institution's accrediting agency or state authorizing agency or changes to an institution's structure or certain basic educational features.

        Currently, 11 of our schools remain on provisional certification with the ED. Seven of our schools are on provisional certification because the initial period of their provisional certification following a change in control has not expired, two schools are on provisional certification due to late refunds of Title IV Program funds, one school is on provisional certification due to its Federal Perkins Loan default rate, and one school is on provisional certification due to an ongoing ED program review.

Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations

        We and our schools are subject to and have pending audits, compliance reviews, inquiries, investigations, claims of non-compliance, and lawsuits by the ED and other state regulatory agencies, accrediting agencies, present and former students and employees, shareholders, and other third parties that may allege violations of statutes, regulations, accreditation standards, or other regulatory requirements applicable to us or our schools. The HEA also requires that an institution's administration of Title IV Program funds be audited annually by an independent accounting firm and that the resulting audit report be submitted to the ED for review.

        If the results of any such audits, reviews, investigations, claims, or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, additional oversight and reporting, or other civil or criminal penalties. In addition, if the ED or another regulatory agency determined that one of our schools improperly disbursed Title IV Program funds or violated a provision of the HEA or the ED's regulations, that school could be required to repay such funds and could be assessed an administrative fine. Any penalties or restrictions imposed on us or our schools could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Even if we satisfactorily resolve the issues raised by any such claims or actions, we may have to expend significant financial resources and divert management attention from our ongoing business operations to address and defend those claims or actions, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Adverse publicity regarding such claims and actions could also negatively affect our business. We have several such matters pending against us or one or more of our schools. See Note 14 "Commitments and Contingencies—Federal, State, and Accrediting Body Regulatory Actions" of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for a detailed discussion of certain of these matters.

        Corporate Compliance Structure.    We have developed a corporate compliance department to monitor our schools' compliance with the extensive regulations described above. Our corporate compliance department also provides assistance to our schools in preparing for and responding to accreditation visits, program reviews, financial aid audits, state licensure requirements, and student complaints and reviewing advertising and school catalogs.

        Our corporate compliance department is directed by our Chief Compliance Officer, who reports independently to both the Audit Committee of the Board of Directors and the Executive Vice President of Administration, and includes five vice presidents of compliance, each of whom reports independently to the Chief Compliance Officer. The Chief Compliance Officer and the vice presidents of compliance are responsible for verifying that:

  •
  our schools and their employees are in compliance with the rules and regulations of federal and state regulatory agencies and accrediting bodies;

  •
  our policies and procedures are being followed; and

  •
  behavior at our schools conforms to our Code of Business Conduct and Code of Ethics.

        We have realigned our school compliance structure such that each of our North American campuses has a full-time director of compliance ("DOC") who reports independently to a specified corporate vice president of compliance. Previously, our DOCs reported directly to school presidents. This change was instituted to ensure the independence of the DOCs in addressing compliance-related issues that affect our schools. DOCs remain active and collaborative members of their campuses' senior management teams.

        Certain of our DOCs serve on a DOC Advisory Council that works closely with our Chief Compliance Officer and our vice presidents of compliance to identify best practices, share knowledge regarding how new compliance policies and procedures might work at the campus level, serve as mentors for newly-hired DOCs, and function as senior instructors for DOC training.

        In addition, during 2005, we created a Corporate Compliance Policy Board comprised of vice president-level representatives from the primary corporate departments. This board has been commissioned to disclose and discuss broad policy initiatives so that they may be assessed for compliance with federal, state, and accrediting body requirements.

        We have also adopted a Code of Ethics that applies to our executive officers and senior financial officers and a Code of Business Conduct and Ethics that applies to all of our directors and employees. These codes provide guidance with respect to our expectations that all of our employees will conduct business in a way that will merit the continued trust and confidence of the public. Both of these documents are available on our website at www.careered.com under the caption "Investor Relations."

        During 2005, we introduced a mandatory ethics training regimen for directors and all full-time and part-time employees at our schools and corporate offices. Our ethics training program includes a live presentation from an industry expert to our Board of Directors and our corporate and school executive managers, and a mandatory interactive online training program for all other employees. As of January 31, 2006, approximately 96% of all employees had completed the mandatory interactive online training program.

International Regulations

        Our schools that operate in France and the foreign campuses of our U.S schools that operate in Canada and the United Kingdom are subject to local government regulations. Each of our international locations currently holds all necessary domestic authority to operate within its respective jurisdiction, and campus administrators work closely with local regulators to ensure compliance with domestic regulations. Additionally, our AIU campus in the United Kingdom and the American University in Dubai ("AU Dubai") in the United Arab Emirates are accredited by a U.S. regional accrediting association, SACS, as branches of AIU, whose main campus is located in Atlanta, Georgia.

        France.    Our INSEEC Group ("INSEEC") consists of nine schools, all of which operate exclusively in France and are governed by the French Ministry of Education. Two of INSEEC's schools offer health education programs and, thus, are co-governed by the French Ministry of Health and by the National Professional Committee for Medical Visits for the schools' pharmaceutical test preparation and continuing education classes.

        The French Ministry of Education has three levels of approval for educational institutions: diploma endorsement (Level III), state recognition (Level II), and diploma stamp (Level I, the highest level of French approval). In 1999, an additional level entitled "Master," which represents the highest level of European approval, was added.

        The Level III approval, which is co-governed by the French Ministry of Employment and the French Ministry of Education, is currently undergoing reorganization by the French Ministry, and the institutions affected by the reorganization are currently in the process of registering with the New Certification National Register. With respect to Level II approval, Level I approval, and the European approvals, conditions that must be satisfied to obtain approvals are generally becoming more strict, requiring institutions to, among other things, provide additional financial support for research, and hire additional full-time, PhD level faculty.

        Currently, two of our INSEEC schools have been granted the highest level of European approval, Master grade, four schools have been granted Level I approval, four schools have been granted Level II approval, and six schools have been granted Level III approval. These approvals are subject to regular renewal, the schedule for which depends on geographic zones. All Level I renewals from the French Ministry of Education have been obtained as of December 31, 2005.

        Canada.    Students at our Canadian campus of IADT, which is located in Toronto, Ontario, may receive loans under the Canada Student Loans Program, the Ontario Student Assistance Program, and/or provincial funding from their province of residence, if not Ontario. Canadian institutions must meet eligibility standards to administer these programs and must comply with extensive statutes, rules, regulations, and requirements. We believe our Canadian campus of IADT currently holds all necessary registrations, approvals, and permits and meets all eligibility requirements to administer these governmental financial aid programs.

        United Kingdom.    American InterContinental University London ("AIU—London") has been authorized by the applicable U.S. and United Kingdom agencies to grant academic credentials. AIU—London is authorized to grant academic degrees by the Nonpublic Postsecondary Education Commission of the State of Georgia. U.S. students that attend AIU—London are eligible to participate in Title IV Programs through AIU—London's status as branch campus of AIU—Buckhead. On December 12, 2005, AIU—London entered into an accreditation agreement with London South Bank University. AIU—London's accreditation agreement with The Open University will end on June 15, 2006. AIU—London is a "Listed Body" pursuant to The Education (Listed Bodies) (England) Order 2002.

        United Arab Emirates.    AU Dubai, a branch campus of AIU, as defined by the ED, is authorized to grant academic credentials by both the Nonpublic Postsecondary Education Commission of the State of Georgia and the Education Licensure Commission of the District of Columbia. AU Dubai does not participate in Title IV Programs. AU Dubai has been granted domestic programmatic accreditation by the United Arab Emirates Ministry of Higher Education and has authority to operate through a grant from the Emir (the head of state) of Dubai. AU Dubai received a new five-year, renewable license to operate the campus from the United Arab Emirates Ministry of Higher Education in December 2004. This license is also known as a "trade license" in the United Arab Emirates.

ALTERNATIVE STUDENT FINANCIAL AID SOURCES

        As the financial aid available to our students under Title IV Programs and state programs is generally significantly less than the tuition costs at our U.S. schools and our students' financial needs, many of our students secure private loans to finance a portion of their tuition costs. These private loans are made directly to our students by financial institutions and are not guaranteed under the FFEL program.

        The fees and interest rates on these private loans are generally greater than the loans made under the FFEL program due to the lack of a government guarantee on these private loans. The fees and interest rates on these private loans will also vary depending on the credit history of the student or co-borrower, with fees and interest rates being lower for students and co-borrowers with better credit histories. The market for private student loans has shown significant growth over the past three years as the demand for private loans continues to increase due to increases in the cost of education and static funding levels under the FFEL program. The number of lenders offering private loans has also increased with this demand, and our students have several choices of private loan programs available to them.

        The majority of our students, individually or with a co-borrower, are able to obtain non-recourse private loans from financial institutions. A financial institution providing a non-recourse loan assumes 100% of the credit risk on the loan. To receive a non-recourse loan, the student, or the student and a co-borrower, must meet the credit criteria established by the financial institution for these loans. Each financial institution has established its respective credit criteria and loan limits. Students and co-borrowers can generally borrow an amount equal to the student's cost of attendance less all other financial aid received. The majority of non-recourse private loans received by our students at our U.S. schools during the years ended December 31, 2005, 2004, and 2003, were provided by Sallie Mae.

        Effective March 1, 2006, Sallie Mae requires our students that are not able to obtain a qualified co-borrower to meet a higher minimum credit score to receive a non-recourse loan. No changes are being made to the required minimum credit score for students who are able to obtain a qualified co-borrower for a non-recourse loan. This change in minimum credit score may result in students who would have been eligible to obtain a non-recourse loan without a qualified co-borrower prior to March 1, 2006, to no longer be eligible to do so, and instead, such students may only be eligible for a Sallie Mae recourse loan, as discussed below.

        We have developed several recourse loan programs with financial institutions for students with low credit scores who do not qualify for non-recourse loans. These recourse loan programs require that we allow the financial institution providing the recourse loans to retain an agreed-upon portion of the loans funded as a reserve against future defaults on these loans. We are required to purchase any defaulted recourse loans up to the amount on deposit in the reserve account.

        The loan amounts available to our students under these recourse loan programs are generally less than the amounts available under non-recourse loan programs. We believe that providing recourse loans to our students utilizing these lower loan amounts allows them to receive the financing needed to attend our schools while controlling the amount of recourse fees incurred by our schools in connection with these loans. Our cash receipts from these recourse loan programs over the last three years have not exceeded 3% of total cash tuition payments received in any one year, and we do not expect the relative percentage of cash receipts from recourse loan programs to increase significantly in the future. For a detailed discussion of our recourse loan agreements, see Note 11 "Recourse Loan Agreements" of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.

        If there were significant changes in the credit criteria established by the financial institutions providing private loans to our students, and we were not able to arrange for adequate alternative financing sources for the students attending our schools, the ability of students to finance their education would be impaired, which could have a material adverse effect on our student population, financial condition, results of operations, and cash flows.

OTHER INFORMATION

        Our website address is www.careered.com. We make available within the "Investors Relations" portion of our website under the caption "Financial Information," free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including any amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Materials we file or furnish to the SEC may also be read and copied at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information that we file electronically with SEC.

ITEM 1A.    RISK FACTORS

Risks Related to the Highly-Regulated Industry in Which We Operate

  Failure of our U.S. schools to comply with the extensive regulatory requirements for school operations could result in financial penalties, restrictions on our operations, loss of federal and state financial aid funding for our students, or loss of our authorization to operate our schools.

        We derive a significant portion of our revenue and cash flows from Title IV Programs, as a significant portion of students who attend our schools rely on Title IV Program funds to finance their education. To participate in Title IV Programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by the ED, and be certified as an eligible institution by the ED. Most ED requirements are applied on an institutional basis, with an institution defined by the ED as a main campus and any of its branch campuses or locations. As a result, our U.S. schools are subject to extensive regulation by the ED, various state agencies, and various accrediting commissions. These regulatory requirements cover virtually all phases of our schools' operations, including educational program offerings, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw, acquisitions or opening of new institutions, addition of new educational programs, and changes in our corporate structure and ownership. All of our domestic schools and certain foreign campuses of our domestic schools participate in Title IV Programs. The following are some of the most significant regulatory requirements and risks related to governmental and accrediting body oversight of our business:

  •
  Any actions by the U.S. Congress that significantly reduce funding for Title IV Programs or the ability of our students to participate in these programs, or establish different or more stringent requirements for our schools to participate in Title IV Programs, including the pending reauthorization of the HEA, could have a material adverse effect on our student population, results of operations, and cash flows.

  •
  Our schools may lose their eligibility to participate in Title IV Programs if their student loan default rates are greater than the standards set by the ED.

  •
  We may be required to post a letter of credit or accept other limitations to continue our schools' participation in Title IV Programs if we or our schools do not meet the ED's financial responsibility standards or if our schools do not correctly calculate and timely return Title IV Program funds for students who withdraw before completing their program of study.

  •
  The ability of our schools to participate in Title IV Programs may be impaired if regulators do not timely approve a change of control of us or any of our schools.

  •
  We cannot open new schools or branch campuses of our existing schools and our schools cannot offer new programs if these new locations and program offerings are not timely approved by the ED and state and accrediting regulators, as applicable. Also, our schools may have to repay Title IV Program funds disbursed to students enrolled at a new location or in a new program offering at an existing location if we do not obtain prior approval from the ED and state and accrediting regulators, as applicable.

  •
  Our schools may lose eligibility to participate in Title IV Programs if, on a cash basis, the percentage of a school's revenue derived from Title IV Programs in any fiscal year is greater than 90%.

  •
  We may be required to accept limitations to continue our schools' participation in Title IV Programs if we fail to satisfy the ED's administrative capability standards.

  •
  Our schools are subject to sanctions if payments of impermissible commissions, bonuses, or other incentive payments are made to individuals involved in certain recruiting, admissions, or financial aid activities.

        The agencies that regulate our schools periodically revise their requirements and modify their interpretations of existing requirements. We cannot predict with certainty how all of the requirements applied by these agencies will be interpreted or whether our schools will be able to comply with these requirements in the future.

        Government and regulatory agencies and third parties may bring claims or actions against us based on alleged violations of the extensive regulatory requirements discussed above. If one of our schools were to violate any of these regulatory requirements, these agencies could (a) impose monetary fines or penalties, (b) require repayment of funds received under Title IV Programs or state financial aid programs, (c) place restrictions on or terminate our schools' eligibility to participate in Title IV Programs or state financial aid programs, (d) place limitations or terminate our schools' operations or ability to grant degrees and certificates, (e) restrict or revoke our schools' accreditations, or (f) subject us or our schools to civil or criminal penalties. Any one of these sanctions could adversely affect our financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

        In addition, if any of our schools were to lose, or fail to obtain, state authorization, the school would be unable to offer postsecondary education and we would be forced to close the school. If any of our schools were to lose its accreditation, the school would lose eligibility to participate in Title IV Programs. If any of our schools were to lose eligibility to participate in Title IV Programs, and we could not arrange for adequate alternative financing sources for students attending that school, we could be forced to close the school. The closing of any of our schools could have a material adverse effect on our financial condition, results of operations, and cash flows. Even if we maintain compliance with applicable governmental and accrediting body regulations, increased regulatory scrutiny or adverse publicity arising from allegations of non-compliance may increase our costs of regulatory compliance and adversely affect our financial results, growth rates, and prospects. See "Student Financial Aid and the Regulation of the Postsecondary Education Industry" in Part I, Item 1 of this Annual Report on Form 10-K for a detailed discussion of the regulatory requirements that apply to us and our schools.

  If we are unable to successfully conclude the ED's ongoing review of us, our business, financial condition, results of operations, and growth prospects could be adversely affected.

        As previously disclosed, the ED notified us in June 2005 that it is reviewing our previously announced restated consolidated financial statements and our annual compliance audit opinions for the years 2000 through 2003. At the same time, the ED also advised us that it is evaluating pending program reviews that have taken place at certain of our schools, which are all included in our CSU segment. The ED has indicated that until these matters are addressed to its satisfaction, it will not approve any new applications by us for pre-acquisition review or change of ownership. The ED has further advised us that during this period, it will not approve applications for any additional branch campuses, which the ED refers to generally in its regulations as "additional locations."

        In February 2006, we received a letter from the ED notifying us that it is reviewing our 2004 compliance audit opinions and that the general restrictions imposed pursuant to its letter to us in June 2005 will remain in place as it continues its review. These restrictions by the ED, or a negative outcome of the ED review, could have a material adverse effect on our business, future financial condition, results of operations, and cash flows. Any adverse publicity related to this action may harm our reputation and impair our ability to attract and retain students at our schools.

  If we fail to satisfactorily resolve the accreditation review of our American InterContinental University school, our business, financial condition, results of operations, and growth prospects could be adversely affected.

        As previously disclosed, on December 6, 2005, we were notified by the Southern Association of Colleges and Schools, or SACS, that it had placed AIU, which includes seven of our on-ground campuses and our AIU Online campus, on "Probation" status for one year. Although AIU is committed to responding fully to each area of concern raised by SACS, we cannot predict the outcome of this review. An unfavorable outcome of this matter could have a material adverse effect on our business, financial condition, results of operations, and growth prospects. Any adverse publicity related to this action may harm our reputation and impair our ability to attract and retain students at our schools.

  Investigations, claims, and actions against us and other companies in our industry could adversely affect our business and stock price.

        We and a number of our peer companies in the for-profit, postsecondary education industry have been subject to increased regulatory scrutiny in recent years. In particular, allegations of wrongdoing have resulted in reviews or investigations by the U.S. Department of Justice ("Justice Department"), the SEC, the ED, state agencies, and accrediting agencies of us and our schools. These allegations, reviews and investigations of us and certain of our peer companies, and any accompanying adverse publicity relating to these matters may have a material adverse affect on our business, financial condition, results of operations, and the market price of our common stock.

Risks Related to Our Business

  If we are unable to successfully conclude the litigation, governmental investigations, and inquiries pending against us, our business, financial condition, results of operations, and growth prospects could be adversely affected.

        CEC, certain of our subsidiaries and schools, and certain of our current and former directors and executive officers have been named as defendants in numerous lawsuits alleging violations of the federal securities laws. In addition, certain government agencies are conducting investigations regarding us, including the SEC and the Justice Department. We are also subject to various other lawsuits, investigations, and claims, covering a wide range of matters, including, but not limited to, claims involving students or graduates and routine employment matters. Please see Note 14 "Commitments and Contingencies" of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for a detailed discussion of these matters.

        We cannot predict the ultimate outcome of these matters and expect to incur significant defense costs and other expenses in connection with them. Such costs and expenses could have a material adverse effect on our business, financial condition, results of operations, and the market price of our common stock. We may be required to pay substantial damages or settlement costs in excess of our insurance coverage related to these matters, which could have a further material adverse effect on our financial condition or results of operations.

        While we continue in our efforts to cooperate with and respond to requests for information from the SEC and the Justice Department, we cannot predict the duration or outcome of the SEC or Justice Department investigations, and those investigations may expand, and other regulatory agencies may become involved. The outcome and costs associated with these investigations could have a material adverse effect on our business, financial condition, or results of operations, and the investigations could result in adverse publicity and divert the efforts and attention of our management team from our ordinary business operations. The SEC and Justice Department investigations and any related legal and administrative proceedings could also include the institution of administrative, civil injunctive, or criminal proceedings against us and/or our current or former officers or employees, the imposition of fines and penalties, suspensions, and/or other remedies and sanctions. We may also be required to pay substantial damages or settlement costs in excess of our insurance coverage in connection with these matters, which could have a material adverse effect on our financial condition, results of operation, and the market price of our common stock.

  Risks specific to our schools' online campuses could have a material adverse effect on our business.

        Our schools' online campuses intend to continue increasing student enrollments, and more resources will be required to support this anticipated growth, including additional faculty, admissions, and academic and financial aid advisors. This growth may place a significant strain on the operational resources of our schools' online campuses.

        Our schools' online campuses' success depends, in part, on their ability to expand the content of their programs, develop new programs in a cost-effective manner, maintain good standings with their regulators and accreditors, and meet their students' needs in a timely manner. The expansion of our schools' online campuses' existing programs and the development of new programs may not be accepted by their students or the online education market, and new programs could be delayed due to current and future unforeseen regulatory restrictions.

        The performance and reliability of the program infrastructure at our schools' online campuses is critical to the reputation of these campuses and the campuses ability to attract and retain students. Any computer system error or failure, or a sudden and significant increase in traffic on our computer networks that host our schools' online campuses, may result in the unavailability of our schools' online campuses' computer networks. Individual, sustained, or repeated occurrences could significantly damage the reputation of our schools' online campuses and result in a loss of potential or existing students. Additionally, our schools' online campuses' computer systems and operations are vulnerable to interruption or malfunction due to events beyond our control, including natural disasters and network and telecommunications failures. Any interruption to our schools' online campuses' computer systems or operations could have a material adverse effect on the ability of our schools' online campuses to attract and retain students.

        Our computer networks may also be vulnerable to unauthorized access, computer hackers, computer viruses, and other security threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. Due to the sensitive nature of the information contained on our networks, such as students' grades, our networks may be targeted by hackers. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches.

  Budget constraints in states that provide state financial aid to our students could reduce the amount of such financial aid that is available to our students, which could adversely effect our student population. Alternatively, improved state financing may result in increased support for lower-priced public institutions, which may increase competition for students.

        A significant number of states in which our schools operate have faced budget constraints that have caused or may cause them to reduce state appropriations in a number of areas. These states may decide to reduce the amount of state financial aid that they provide to students, but we cannot predict how significant any future reductions in financial aid will be or how long any such reductions will persist. If the level of state funding for our students decreases and our students are not able to secure alternative sources of funding for their education, our student population could be adversely affected, which could have a material adverse effect on our results of operations, financial position, and cash flows. Alternatively, a number of states are recovering from budgetary constraints that caused them to reduce funding for public institutions, notably community colleges. Increased state support for such public institutions resulting in increased competition for students could have a material adverse effect on our results of operations, financial position, and cash flows.

  High interest rates could adversely affect our ability to attract and retain students.

        Interest rates have reached historical lows in recent years, creating a favorable borrowing environment for students attending our schools. Much of the financing our students receive is tied to floating interest rates. Interest rates have increased in recent months, resulting in a corresponding increase in the cost to our existing and prospective students of financing their education. We cannot predict whether interest rates will increase or decrease in the future, but additional rate increases could further increase the cost of borrowing for our students, which could result in a reduction in the number of students attending our schools and could adversely affect our results of operations, financial condition, and cash flows. Higher interest rates could also contribute to higher default rates with respect to our students' repayment of Title IV Program and private loans. Higher default rates may, in turn, adversely impact our eligibility to participate in Title IV Programs and/or the willingness of private lenders to make private loan programs available to students who attend our schools, which could result in a reduction in the number of students attending our schools.

  If we fail to effectively identify, pursue, and integrate acquired schools, both in the U.S. and outside of the U.S., our growth could be slowed and our profitability may be adversely affected.

        As part of our business strategy, we expect to rely on acquisitions as a key component of our overall long-term growth. From time to time, we engage in evaluations of, and discussions with, possible domestic and international acquisition candidates. We may not continue to be able to identify suitable acquisition opportunities or to acquire any such schools on favorable terms. In addition, we may incur debt to finance future acquisitions and/or issue securities in connection with future acquisitions, which may dilute the holdings of our stockholders. To the extent that we continue to pursue acquisitions of postsecondary educational institutions, our ability to complete such transactions may be adversely affected by the ongoing government investigations and regulatory reviews described in Note 14 "Commitments and Contingencies—Federal Regulatory Actions" of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K. Also, there may be difficulties and complexities associated with our expansion into international markets, and our business strategies may not succeed beyond our current markets. If we do not effectively address these risks, our growth and ability to compete may be impaired.

  If we fail to effectively identify, establish, and operate new schools and new branch campuses of our existing schools, our growth may be slowed and our profitability may be adversely affected.

        As part of our business strategy, we anticipate opening new schools and new branch campuses of our existing schools throughout the U.S. Establishing new schools and branch campuses poses unique challenges and requires us to make investments in management and capital expenditures, incur marketing and advertising expenses, and devote resources that are different, and in some cases greater, than those required with respect to the operation of our existing schools. We may not be able to identify or successfully pursue suitable expansion opportunities to help maintain or accelerate our current growth rate. We may not be able to successfully integrate or profitably operate a new school or branch campus. Any failure by us to effectively identify, establish, and manage the operations of a new school or branch campus could slow our growth and make any newly-established school or branch campus more costly to operate than we had planned, which could have a material adverse effect on our results of operations.

        To open a new school or branch campus, we would be required to obtain the appropriate approvals from applicable state and accrediting regulatory agencies, which may be conditioned, delayed, or denied in a manner that could significantly affect our growth plans. Approval by these regulatory agencies may be negatively impacted due to pending investigations, regulatory reviews, and any adverse publicity relating to such matters. In addition, to be eligible to participate in Title IV Programs, the ED and applicable state and accrediting bodies must certify a new school or branch campus. Our ability to open new schools or new branch campuses of existing school may be adversely affected by ongoing investigations and regulatory reviews described in Note 14 "Commitments and Contingencies—Federal Regulatory Actions" of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.

  Our financial performance depends, in part, on our ability to keep pace with changing market needs and technology.

        Increasingly, prospective employers of students who graduate from our schools demand that their new employees possess appropriate technological skills and also appropriate "soft" skills, such as communication, critical thinking, and teamwork skills. These skills can evolve rapidly in a changing economic and technological environment. Accordingly, it is important for our schools' educational programs to evolve in response to those economic and technological changes. The expansion of existing programs and the development of new programs may not be accepted by current or prospective students or the employers of our graduates. Even if our schools are able to develop acceptable new programs, our schools may not be able to begin offering those new programs as quickly as required by prospective employers or as quickly as our competitors offer similar programs. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, unusually rapid technological changes, or other factors, our ability to attract and retain students could be impaired, the rates at which our graduates obtain jobs involving their fields of study could suffer, and our results of operations and cash flows could be adversely affected.

  Our financial performance depends, in part, on our ability to continue to develop awareness and acceptance of our schools and programs among high school graduates and working adults.

        The awareness of our schools and the programs that they offer among high school graduates and working adults is important to the success of our schools. If our schools are unable to successfully market and advertise their educational programs, our schools' ability to attract and enroll prospective students in such programs could be adversely affected, and, consequently, our ability to increase revenue or maintain profitability could be impaired. Some of the factors that could prevent us from successfully marketing and advertising our schools and the programs that they offer include, but are not limited to, student and/or employer dissatisfaction with educational programs and services, diminished access to high school students, and our failure to maintain or expand our brand names or other factors related to our marketing or advertising practices.

  We compete with a variety of educational institutions, and if we are unable to compete effectively, our student population and revenue could be adversely impacted.

        The postsecondary education industry is highly fragmented and competitive. Our schools compete with traditional public and private two-year and four-year colleges and universities, other proprietary schools, including those that offer online education programs, and alternatives to higher education, such as immediate employment and military service. Some public and private institutions are able to charge lower tuition for courses of study similar to those offered by our schools due, in part, to government subsidies, government and foundation grants, tax-deductible contributions, and other financial resources not available to proprietary institutions. In addition, some of our competitors in both the public and private sectors may have substantially greater financial and other resources than we do. An increase in competition could affect the success of our marketing efforts and enable our competitors to recruit prospective students more effectively. If we were to lose market share due to increased competition, we may be required to reduce our tuition charges and increase spending for marketing efforts, which could adversely impact our results of operations, financial condition, and cash flows.

  The loss of our key personnel could harm our business.

        Our success to date has depended, and will continue to depend, largely on the skills, efforts, and motivation of our executive officers and other key personnel. Our success also depends, in large part, upon our ability to attract and retain highly qualified corporate management and our schools' ability to attract and retain highly qualified faculty members and administrators. We face competition in the attraction and retention of personnel who possess the skill set that we seek. In addition, key personnel may leave us and subsequently compete against us, as none of our employees is subject to an employment or non-competition agreement other than John M. Larson, our Chairman and Chief Executive Officer. Furthermore, we do not currently carry "key man" life insurance on any of our employees. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on our business, results of operations, or financial condition.

        In addition, to support our growth, we must hire, retain, develop, and train qualified admissions representatives who are dedicated to student recruitment. If we are unable to hire, develop, and train qualified admissions representatives, the effectiveness of our student recruiting efforts could be adversely affected.

  Our credit agreements limit our ability to take various actions.

        Our credit agreements limit our ability to take various actions, including paying dividends and disposing of assets. Accordingly, we may be restricted from taking actions which management believes would be desirable and in the best interests of us and our stockholders. Our credit agreements also require us to satisfy specified financial and non-financial covenants. A breach of any covenants contained in our credit agreements could result in an event of default under the agreements and allow the lenders to pursue various remedies, including accelerating any indebtedness outstanding thereunder, any of which could have a material adverse effect on our business or financial condition.

Risk Related to Our Common Stock

  The trading price of our common stock may fluctuate substantially in the future.

        The trading price of our common stock may fluctuate substantially as a result of a number of factors, some of which are not in our control. These factors include:

  •
  Our ability to meet or exceed our own forecasts or expectations of analysts or investors;

  •
  Quarterly variations in our operating results;

  •
  Changes in the legal or regulatory environment in which we operate;

  •
  General conditions in the for-profit, postsecondary education industry, including changes in ED and state laws and regulations and accreditation standards;

  •
  The initiation, pendency, or outcome of litigation, regulatory reviews, and investigations, including the pending Justice Department and SEC investigations, the SACS review, and any adverse publicity related thereto;

  •
  Changes in our own forecasts or earnings estimates by analysts;

  •
  Price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many companies in the for-profit, postsecondary education industry in recent periods;

  •
  The loss of key personnel; and

  •
  General economic conditions.

        These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent an investor from selling shares of our common stock at or above the price at which such shares were purchased. In addition, the stock markets, from time to time, experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. These broad fluctuations may adversely affect the market price of our common stock, regardless of our operating performance.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters are located in Hoffman Estates, Illinois, which is outside of Chicago, and our schools' 84 on-ground campuses are located throughout the United States and in France, Canada, and the United Kingdom. Each of our campuses contains admissions and administrative offices and teaching facilities, including classrooms, laboratories, and, in the case of campuses with culinary arts programs, kitchens. Also, certain of our campuses include dormitory and cafeteria facilities, and certain of our culinary schools utilize leased space to operate restaurants in conjunction with their culinary arts programs.

        As of December 31, 2005, we had entered into lease agreements to rent approximately 6.7 million square feet of real property, of which approximately 5.9 million square feet is leased by our CSU segment schools, approximately 0.7 million square feet is leased by our OEG segment campuses, and approximately 0.1 million square feet is leased for our corporate locations. The leases have remaining terms ranging from less than one year to 23 years.

        As of December 31, 2005, we owned real property at the following CSU segment campuses covering approximately 0.2 million square feet:

  •
  American InterContinental University, Houston, TX

  •
  Brooks Institute of Photography, Santa Barbara, CA

  •
  The Cooking and Hospitality Institute of Chicago, Chicago, IL

  •
  Pennsylvania Culinary Institute, Pittsburgh, PA

        We actively monitor our real estate needs in light of our current utilization and projected student enrollment growth. We believe that our schools can acquire any necessary additional facility capacity on reasonably acceptable terms within a relatively short timeframe. We devote capital resources to facility improvements and expansions as we deem necessary to promote growth and most effectively serve our students.

ITEM 3.    LEGAL PROCEEDINGS

        Note 14 "Commitments and Contingencies—'Litigation' and 'Federal, State, and Accrediting Body Regulatory Actions' " of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of 2005.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock has been quoted on the NASDAQ National Market (the "National Market") under the symbol "CECO" since January 29, 1998.

        The following table sets forth the range of high and low sales prices per share for our common stock as reported on the National Market for the periods indicated. The split-adjusted initial public offering price of our common stock on January 29, 1998, was $2.00 per share.

	High	Low
2004:
First Quarter	$58.69	$39.75
Second Quarter	70.91	40.85
Third Quarter	46.50	26.89
Fourth Quarter	43.09	26.22
	High	Low
2005:
First Quarter	$42.05	$32.74
Second Quarter	39.23	29.02
Third Quarter	41.11	35.56
Fourth Quarter	38.84	32.47

        The closing price of our common stock as reported on the National Market on March 2, 2006, was $33.30 per share. As of March 2, 2006, there were 173 holders of record of our common stock.

        We have never paid cash dividends on our common stock and have no current plan to do so in the foreseeable future. The declaration and payment of dividends on our common stock are subject to the discretion of our Board of Directors. The decision of our Board of Directors to pay future dividends will depend on general business conditions, the effect of a dividend payment on our financial condition, and other factors the Board of Directors may consider relevant. The current policy of our Board of Directors is to reinvest earnings in our operations to promote future growth and, from time to time, to execute repurchases of shares of our common stock under the stock repurchase program discussed below. The repurchase of shares of our common stock reduces the amount of cash available to pay cash dividends to our common stockholders. Our ability to pay cash dividends on our common stock is also limited under the terms of our existing credit agreements.

        In July 2005, our Board of Directors authorized us to use up to $300.0 million for the repurchase of shares of our outstanding common stock. Pursuant to this stock repurchase program, we may repurchase shares of our outstanding common stock on the open market or in private transactions from time to time, depending on certain factors including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. During the year ended December 31, 2005, we repurchased approximately 5.3 million shares of our common stock for approximately $200.2 million at an average price of approximately $37.97 per share.

        In February 2006, our Board of Directors authorized us to use an additional $200.2 million for the repurchase of shares of our outstanding common stock under the stock repurchase program. This authorization is in addition to the $99.8 million still available under our $300.0 million stock repurchase program authorization in July 2005.

        See Part III, Item 12 of this Annual Report on Form 10-K for information as of December 31, 2005, with respect to shares of our common stock that may be issued under our existing equity compensation plans.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected historical consolidated financial and other data are qualified in their entirety by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our selected statement of income data set forth below for each of the five years ended December 31, 2005, 2004, 2003, 2002, and 2001, and the balance sheet data as of December 31, 2005, 2004, 2003, 2002, and 2001, are derived from our consolidated financial statements.

	Year Ended December 31,
	2005	2004	2003(1)	2002	2001
	(Dollars in thousands, except per share data)
Statement of Income Data:
Total revenue	$2,034,555	$1,728,532	$1,177,987	$770,719	$542,059
Educational services and facilities expense	628,665	557,144	413,515	294,375	213,871
General and administrative expense	958,098	822,358	535,298	337,987	233,745
Depreciation and amortization expense	78,720	57,469	43,908	33,636	30,818
Income from operations	369,072	291,561	185,266	104,721	63,625
Income before provision for income taxes	383,283	295,669	189,113	105,184	64,782
Income from continuing operations	239,936	179,619	112,804	61,819	35,303
Loss from discontinued operations(2)	(6,058)	—	—	—	—
Net income	233,878	179,619	112,804	61,819	35,303
Net income per share—Basic
Income from continuing operations	$2.38	$1.77	$1.17	$0.68	$0.40
Loss from discontinued operations	(0.06)	—	—	—	—

Net income	$2.32	$1.77	$1.17	$0.68	$0.40

Net income per share—Diluted
Income from continuing operations	$2.32	$1.71	$1.12	$0.65	$0.39
Loss from discontinued operations	(0.06)	—	—	—	—

Net income	$2.26	$1.71	$1.12	$0.65	$0.39

Balance Sheet Data:
Cash, cash equivalents, and investments	$404,401	$349,458	$161,235	$33,474	$39,675
Working capital (deficit)	251,800	191,944	(3,193)	(30,910)	(549)
Total assets	1,506,105	1,387,012	1,125,998	587,908	491,660
Total debt obligations	16,985	23,865	105,275	32,769	89,922
Total stockholders' equity	1,036,247	984,831	729,169	393,410	299,771

Other Data:
EBITDA(3)	$445,819	$352,988	$233,862	$140,106	$96,359
EBITDA margin(3)	21.9%	20.4%	19.9%	18.2%	17.8%
Net cash provided by operating activities	$378,225	$376,154	$233,287	$106,230	$51,981
Net cash used in investing activities	(399,537)	(141,770)	(190,446)	(68,087)	(100,692)
Capital expenditures, net	125,626	142,781	100,272	60,871	54,550
Net cash provided by (used in) financing activities	$(189,703)	$(50,915)	$81,409	$(44,497)	$54,908
Student population(4)	107,300	100,350	81,900	51,600	41,100
Number of campuses(5)	86	82	78	43	41

(1)
On July 1, 2003, we acquired 100% of the issued and outstanding stock of Whitman Education Group, Inc. ("Whitman"). Whitman was a proprietary provider of career-oriented postsecondary education. Through three wholly-owned subsidiaries, Whitman operated 22 schools in 13 states that offered a range of health education, information technology, and business studies. See Note 5 "Business Acquisitions" of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for a detailed discussion of the Whitman acquisition, as well as other acquisitions completed in 2003, and the relative impact on our consolidated financial position and results of operations.

(2)
During 2005, we recorded a loss from discontinued operations of $6.1 million. The loss is attributable to a $5.1 million loss from discontinued operations recognized upon the disposition of the net assets of our IADT—Montreal campus that was designated for "teach-out" in January 2005. The remainder of the loss is attributable to a $1.0 million loss from discontinued operations related to our IADT—Ottawa campus, which completed all teach-out activities during the first quarter of 2005. See Note 19 "Discontinued Operations" of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for a detailed discussion of discontinued operations.

(3)
For any period, earnings before interest, taxes, depreciation, and amortization ("EBITDA") equals income before the cumulative effect of change in accounting principle, provision for income taxes, interest income, interest expense, and depreciation and amortization, as follows:

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Net income	$233,878	$179,619	$112,804	$61,819	$35,303
Provision for income taxes	143,347	116,050	76,309	43,365	29,479
Interest income	(11,967)	(2,952)	(1,004)	(808)	(734)
Interest expense	1,841	2,802	1,845	2,094	1,493
Depreciation and amortization	78,720	57,469	43,908	33,636	30,818

EBITDA	$445,819	$352,988	$233,862	$140,106	$96,359

EBITDA margin equals EBITDA divided by total revenue. Neither EBITDA nor EBITDA margin should be considered alternatives to, nor is there any implication that they are more meaningful than, any measure of performance or liquidity promulgated under accounting principles generally accepted in the U.S. We believe that EBITDA is particularly meaningful due principally to the role acquisitions have played in our development. Historically, our growth through acquisitions has resulted in significant non-cash depreciation and amortization expense because a significant portion of the purchase price of an acquired school is generally allocated to depreciable fixed assets.

(4)
Represents the approximate total student population of our schools as of October 31.

(5)
Represents the total number of campuses operated by our schools, including our schools' online campuses, as of December 31.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion below contains "forward-looking statements," as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have used words such as "anticipate," "believe," "plan," "expect," "intend," "will," and similar expressions, but these words are not the exclusive means of identifying these forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those matters discussed in Item 1A "Risk Factors" in Part I of this Annual Report on Form 10-K that could cause our actual growth, results of operations, cash flows, performance and business prospects, and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.

INTRODUCTION

        Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition, critical accounting policies and estimates, and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto appearing elsewhere herein. This section is organized as follows:

  •
  Our Business—an overview of our business, a discussion of current business and industry opportunities, challenges, and risks, and a discussion of significant developments affecting our business, litigation, and regulatory matters.

  •
  Summary of Critical Accounting Policies and Estimates—a discussion of accounting policies and estimates that we believe are most critical to our financial condition and results of operations and require management's most subjective or complex judgments.

  •
  Results of Operations—an analysis and comparison of our consolidated results of operations for the years ended December 31, 2005, 2004, and 2003, as reflected in our consolidated statements of income.

  •
  Liquidity, Financial Position, and Capital Resources—a discussion of our primary sources and uses of cash for the years ended December 31, 2005 and 2004, a discussion of selected changes in our financial position, and a summary of our future contractual obligations.

OUR BUSINESS

Overview

        We are a dynamic educational services company committed to quality, career-focused learning and led by passionate professionals who inspire individual worth and lifelong achievement. Since our founding in 1994, we have progressed rapidly toward our goal of becoming the world's leading provider of quality educational services. We are the world's largest on-ground provider of private, for-profit postsecondary education and have a substantial and growing presence in online education. Our schools, which are segregated into two reporting segments, prepare students for professionally and personally rewarding careers through the operation of 86 campuses, including two online campuses, located throughout the United States and in France, Canada, and the United Kingdom.

        The CSU segment represents an aggregation of our on-ground schools that provide educational services primarily in a classroom or laboratory setting. Our CSU segment schools offer doctoral degree, master's degree, bachelor's degree, associate degree, and non-degree certificate and diploma programs in the career-oriented disciplines of business studies, visual communication and design technologies, health education, culinary arts, and information technology.

        The operating results of our CSU segment schools fluctuate on a quarterly basis, primarily as a result of changes in student enrollment. Our CSU segment schools typically experience a seasonal increase in enrollment in the fall, traditionally when the largest number of new high school graduates begins postsecondary education. Furthermore, although we encourage year-round attendance at all campuses, certain programs offered by some of our CSU segment schools include summer breaks. As a result of these factors, total student enrollment and revenue for our CSU segment schools are typically highest in the fourth quarter (October through December) and lowest in the second quarter (April through June). Operating costs for our CSU segment schools do not fluctuate as significantly on a quarterly basis, except for admissions and advertising expenses, which are typically higher during the second quarter and third quarter (April through September) in support of seasonally high enrollment. We anticipate that these seasonal trends will continue.

        The OEG segment represents an aggregation of the online campuses of AIU, AIU Online, and CTU, CTU Online and Stonecliffe College Online (an academic division of CTU). Our schools' online campuses collectively offer degree programs in the career-oriented disciplines of information technology, computer science, business, visual communication, criminal justice, and education. These programs provide students with the knowledge and skills that we believe they will need to compete successfully in today's competitive job market.

        The results of operations of AIU Online fluctuate on a quarterly basis, primarily as a result of the campuses' academic calendar and, more specifically, the number of instructional days in each quarter. Historically, the number of revenue-generating instructional days has been highest during the first and second quarters (January through June), lower in the third quarter (July through September), and lowest in the fourth quarter (October through December). The operating costs of AIU Online do not fluctuate as significantly on a quarterly basis. We anticipate that these seasonal trends will continue.

        The results of operations of CTU Online are not significantly impacted by seasonal trends, as, historically, the number of revenue-generating instructional days during each quarter and related operating costs have not fluctuated significantly.

        During 2005, we continued our strong growth trends and opened new doors for students through innovations in online education. We also faced a number of significant challenges during the year related to, among other things, certain legal and regulatory matters, negative publicity resulting from such matters, and heightened scrutiny of the for-profit, postsecondary education industry. As a result of these and other operational issues, the student population and operating margin percentage of our CSU segment declined during 2005. Online student population continued to grow during 2005, which we believe demonstrates the growing societal acceptance of online education programs and the increasing demand for our schools' online offerings. Our total student population as of January 31, 2006, was approximately 104,200 students, including approximately 32,700 students enrolled at our OEG segment campuses.

        We expect that 2006 will be a year of opportunity and positive change. We will continue to concentrate on sustainable growth initiatives that we believe will support long-term growth. Chief among them is our commitment to providing high-quality education supported by excellent customer service and a well-developed infrastructure. In furtherance of this commitment, we will continue to focus on the complete student academic life-cycle, which begins with admissions and ends with graduation and employment. To better meet the needs and demands of our students during 2006, we will expand the scope and availability of our newly-developed hybrid learning model. We will also centralize certain of our telemarketing efforts at our corporate office to enhance the efficiency and effectiveness of these efforts and improve lead conversion rates. We believe that, by the end of 2006, CSU segment population, which declined during 2005, will trend upward, in part, as a result of these efforts. We expect enrollment at our schools' online campuses to continue to grow at a high rate. We will continue to promote a strong compliance culture throughout our organization and are dedicated to working cooperatively with applicable federal and state agencies and accrediting bodies to resolve existing regulatory matters.

Current Business and Industry Opportunities, Challenges and Risks

        In addition to the risk factors discussed in Part I, Item 1A of this Annual Report on Form 10-K, we have identified a number of key factors and trends related to our business and industry that represent opportunities, challenges, and risks.

        U.S. Department of Education.    As previously disclosed, the ED notified us in June 2005 that it is reviewing our previously announced restated consolidated financial statements and our annual compliance audit opinions for the years 2000 through 2003. At the same time, the ED also advised us that it is evaluating pending school program reviews that have taken place at certain of our schools, which are all included in our CSU segment. The ED has indicated that until these matters are addressed to its satisfaction, it will not approve any new applications by us for pre-acquisition review or change of ownership. The ED has further advised us that during this period, it will not approve applications for any additional branch campuses, which the ED refers to generally in its regulations as "additional locations."

        In February 2006, we received a letter from the ED notifying us that it is reviewing our 2004 compliance audit opinions and that the general restrictions imposed pursuant to its letter to us in June 2005 will remain in place as it continues its review. See Note 14 "Commitments and Contingencies—Federal Regulatory Actions" of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional discussion of this matter.

        We cannot predict the duration or outcome of the ED's review, and the review may expand, and other regulatory agencies may become involved. Furthermore, any adverse publicity related to this action may harm our reputation and impair our ability to attract and retain students at our schools. These restrictions imposed by the ED, or a negative outcome of the ED's review, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

        American InterContinental University Accreditation Matter.    As previously disclosed, on December 6, 2005, SACS notified AIU that SACS had placed the school on "Probation" status for one year pending the school's satisfactory remediation of certain accreditation matters with regards to SACs Principles of Accreditation. A status review of AIU's Probation status is currently scheduled for SACS' December 2006 meeting. AIU is in the process of addressing SACS' recommendations and is committed to resolving all issues identified. See Note 14 "Commitments and Contingencies—Accrediting Body Actions" of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for a detailed discussion of this matter.

        On-ground Operations.    As noted previously, student population at many of our on-ground schools declined during 2005. While cost-cutting measures were enacted in an effort to mitigate the effect on profitability of such declines in student population, lower than expected student population at our on-ground schools had an adverse impact on operating margin percentages, and we believe that the operating margin percentages of our on-ground schools will continue to be depressed until student enrollment begins to increase.

        On-ground school retention rates have been trending upward in recent months, and we believe opportunities exist for significant further improvement. Lead generation remains strong, and lead costs remain stable. We believe these factors will have a stabilizing effect in the near term on on-ground student population and ultimately contribute to future on-ground student population growth.

        During 2006, we will continue to refine the advertising strategy of our on-ground schools to ensure that a majority of our advertising dollars are spent on media sources that demonstrate the greatest promise of attracting quality leads. We will also hire additional admissions staff, as necessary, to ensure that the leads generated pursuant to our marketing efforts are effectively pursued on a timely basis.

        As previously disclosed, the adoption of stricter credit standards has resulted in a reduction of bad debt expense as a percentage of revenue at our on-ground schools but has also limited the number of prospective students who qualify for certain private financing options. While our adoption of stricter credit standards has adversely affected population growth at certain of our on-ground schools, we believe that our adherence to such standards is in the best long-term interest of our schools. We will continue to evaluate the private financing options that we offer to our students to ensure that such offerings are aligned with our objectives of consistent, quality enrollment and profitability growth.

        The variable spending of our on-ground schools is based primarily on projected student population levels, and we continuously evaluate the variable cost structure of our on-ground campuses to ensure that it is consistent with existing and expected student enrollment. Certain costs, including depreciation and occupancy costs, are relatively fixed in the short term and may not always be adjustable in response to variations in student population levels. However, to the extent that certain on-ground schools have space capacity in excess of that we believe is necessary to support expected future enrollment growth, we may pursue opportunities to reduce short-term and long-term occupancy costs by subleasing such excess space or terminating existing lease agreements.

        During the last three months of 2004 and throughout 2005, the schools that comprise our Gibbs operating division, which is aggregated into our CSU segment, experienced a significant decline in student population relative to student population in prior periods. This decline in student population has resulted in a decrease in revenue for the Gibbs operating division relative to prior periods and has negatively impacted the profitability of our CSU segment as a whole. We continue to expect limited growth and low levels of profitability from the Gibbs operating division in the near term. Our management is devoting increased attention to the Gibbs operating division schools in an effort to improve the division's performance.

        We have identified a number of factors in recent months that suggest the stabilization of, but not necessarily an improvement in, Gibbs' operating results, including, among others, improvements in show rates and retention rates, a reduction in employee turnover, and a reduction in bad debt expense. Also, we believe that the introduction by our Gibbs schools of certain high-demand programs will have a positive impact on enrollment and profitability during 2006.

        Our culinary startup campuses, including our LCB campuses in Las Vegas, Miami, and Atlanta, and our Kitchen Academy campus in Hollywood, California have progressed as planned and are expected to contribute positively to future student enrollment and profitability growth.

        While we currently have no plans to sell or close any of our on-ground schools, we continuously evaluate our schools' programs to ensure that there is a market for the programs that the school offers and that our continued investment in the school is consistent with our overall objective of maximizing stockholder value.

        Online Operations.    We expect that the operating margin percentage achieved by our OEG segment campuses will continue to be strong but may decline from prior period levels as a result of (1) a 2006 CTU Online growth rate that is expected to exceed the 2006 AIU Online growth rate, and, to a lesser degree, (2) our investment in CTU's second online platform, Stonecliffe College Online, which began instruction in February 2006. CTU Online operates at a lower operating margin percentage than does AIU Online, and, thus, the disproportionate anticipated growth of our CTU

Online campus is expected to effectively lower the operating margin percentage of the OEG segment as a whole.

        As a result of the expected disproportionate growth of CTU Online and the introduction of Stonecliffe College Online, both of which offer longer-termed programs than does AIU Online, we expect average revenue per online student to decrease in the future. However, we believe that by providing our customers with a flexible array of online programs, including the accelerated programs offered by AIU Online, the traditionally-paced programs offered by CTU Online, and the decelerated programs offered by CTU Online and Stonecliffe College Online, we have increased and will continue to increase our market share.

        AIU Online enrollment growth rates declined during 2005 and are likely to continue to slow in the future as the business matures. We also believe that AIU Online's new student enrollment has been adversely impacted by negative publicity related to AIU's Probation status. However, we believe there remains a high level of interest in AIU Online's accelerated programs and that such demand will enable AIU Online to sustain strong growth rates in the long term.

        The results of operations and operating margin percentage of our OEG segment during 2005 were adversely impacted by an increase in bad debt expense as a percentage of revenue. The increase in OEG segment bad debt expense as a percentage of revenue was primarily attributable to a decline in overall OEG segment student retention, which was attributable largely to the disproportionate growth of CTU Online. CTU Online, as discussed above, offers longer programs and has historically experienced a higher rate of student attrition than has AIU Online. Thus, the disproportionate growth of CTU Online resulted in a reduction of the overall retention rate of the OEG segment and an overall increase in OEG bad debt expense as a percentage of revenue.

        Negative press coverage.    We believe that negative press coverage in 2004 and 2005 regarding us and certain of our schools may be adversely impacting (1) the rate at which our leads for prospective students are converting into enrolled students and (2) the rate at which our enrolled students are starting school, particularly at the schools that have been the subject of local negative publicity. However, the negative press coverage does not appear to have adversely affected our lead volume or lead cost in most of the markets that we serve.

        Evaluation of Goodwill Balances.    In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), our goodwill balances were reviewed for impairment during 2005 through the application of a fair-value-based test. The results of the test indicated no goodwill impairment, as, for all reporting units, our estimate of reporting unit fair value exceeded the carrying value of the reporting unit. Our estimate of the fair value of each of our reporting units was based primarily on projected future operating results and cash flows and other assumptions. Although we believe our projections and resulting fair values are reasonable, historically, our projections have not always been achieved. For our Health Education division and Gibbs division reporting units, estimated fair values exceed carrying values by a relatively slim margin, such that the failure of either of these reporting units to achieve forecasted operating results and cash flows in the near term or long term may reduce its estimated fair value below its carrying value and result in the recognition of a goodwill impairment charge, the amount of which we are not able to determine at this time. The goodwill balance as of December 31, 2005, attributable to our Health Education division and Gibbs division is $216.0 million and $10.4 million, respectively. We will continue to monitor the operating results and cash flows of these reporting units on a quarterly basis for signs of possible declines in estimated fair value and goodwill impairment.

        Student Accounts Receivable Key Indicators.    Given the reduction in days sales outstanding and student receivable balances that we have realized in 2005, relative to 2004 days sales outstanding and student receivable balances, as discussed herein, opportunities to further reduce bad debt expense as a percentage of revenue on an ongoing basis may be limited. Furthermore, increases in days sales outstanding and student receivable balances or changes in the relative distribution of our total student receivable balances between in-school student receivables and out-of-school student receivables may result in an increase in our bad debt expense as a percentage of revenue in future periods.

        Hybrid Learning.    During 2005, we made advances in the development of our unique hybrid learning model, which capitalizes on our schools' online campuses' virtual campus platform and enables students at our on-ground campuses to complete approximately 50% of their academic program on-ground and approximately 50% online. AIU and CTU were our first on-ground schools to offer hybrid educational programs as a complement to those schools' existing online campuses. We expect to expand our hybrid learning offerings to other selected schools during 2006.

        International Expansion.    We believe that the international market for our services represents a significant growth opportunity. We believe that international students are increasingly turning to online U.S. educational programs as a means of obtaining a U.S. education without incurring the high travel and living costs and facing stringent visa requirements associated with studying abroad. Our belief is supported by the fact that the student population of our schools' online campuses includes students located in more than 60 countries. In addition, many U.S. residents live and work in foreign countries and could benefit from the opportunity to continue their education while outside the U.S. We have also continued to pursue opportunities to expand our on-ground presence internationally, both through the growth of our existing schools, such as our INSEEC Group, and through potential acquisitions of foreign educational institutions. The restrictions imposed by the ED do not affect our international expansion pospects.

        New Initiatives.    In October 2004, we announced the launch of our New Initiatives Group, whose mission is to expand the scope of our online business. The New Initiatives Group has initially focused on the development of a range of short-term online learning and informational programs that will generate revenue through the sale of products, premium content, and advertising space. The educational and informational focus of these online programs is aimed at the growing number of Internet consumers who are enthusiasts of topics related to our core curricula, including culinary arts, health education, and information technology. Our new online development initiatives are designed to expand our reach into the broad consumer market with online offerings that target growing segments of Internet users.

        In October 2005, our New Initiatives Group launched Chefs.com, its first consumer-focused website. Chefs.com is a culinary "super-site" that provides consumers with interactive features, multi-media content, a courseware library, and a diverse recipe collection. In February 2006, our New Initiative Group launched Blish.com, a fully digital marketplace aimed at bringing together buyers and sellers of digital content. Utilizing Blish.com's easy-to-use web portal, owners of digital content may post their content for sale in real time, control the price of each item, and collect royalties from sales. Blish.com markets a wide array of digital content, including text files, such as e-books, manuals, and legal forms; computer-related items, such as software, video games, 3D modeling, and stock photography; audio files, including motivational seminars, academic lectures, and music tracks; and other consumer items such as ring tones, screen savers, mobile games, and video clips.

        The New Initiatives Group will continue to develop additional enthusiast websites related to our core curricula.

        Economic Conditions.    We believe that an overall strengthening of the macroeconomic conditions in the U.S. has provided potential students with more viable immediate employment opportunities and may be adversely impacting our ability to successfully recruit and enroll students. As a result of a stronger job market, we believe that prospective students may choose to enter or remain in the workforce rather than pursue continuing education. This trend has affected the operating results at some of our schools, as we believe there is a level of counter-cyclicality inherent within certain of our program offerings, as evidenced by the recent decreased lead conversion rates and show rates for those programs.

Litigation and Regulatory Matters

        See Note 14 "Commitments and Contingencies" of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for a discussion of selected litigation and regulatory matters.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

        We have identified the accounting policies and estimates listed below as those that we believe are most critical to our financial condition and results of operations and that require management's most subjective and complex judgments in estimating the effect of inherent uncertainties. This section should be read in conjunction with Note 2 "Significant Accounting Policies" of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K, which includes a discussion of these and other significant accounting policies.

Revenue Recognition

        Our revenue is derived primarily from academic programs taught to students who attend our schools. We generally segregate our revenue into two categories, (1) tuition and registration fees and (2) other. Tuition and registration fees represent costs to our students of educational services provided by our schools. We generally bill a student for tuition at the beginning of an academic term, and we recognize the tuition as revenue on a straight-line basis over the academic term, which includes any applicable externship periods. The portion of tuition payments received from students but not earned is recorded as deferred tuition revenue and reflected as a current liability on our consolidated balance sheet, as such amount represents revenue that we expect to earn within the next year. If a student withdraws from one of our schools prior to the completion of the academic term, we refund the portion of tuition already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain.

        Our schools' academic year is generally at least 30 weeks in length but varies both by school and program of study and is divided by academic terms. Academic terms are determined by start dates, which also vary by school and program. Our schools charge tuition at varying amounts, depending on the school and on the type of program and specific curriculum. Our students finance tuition costs through a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, private and institutional scholarships, and cash payments. Our schools generally increase tuition one or more times annually.

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

Allowance for Doubtful Accounts

        We extend unsecured credit for tuition to a portion of the students who are in enrolled at our schools.

        Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to tuition receivables. Our schools calculate and record allowances for doubtful accounts based on a standard allowance estimation methodology developed by corporate financial management. As discussed in Note 7 "Change in Allowance for Doubtful Accounts Estimate" of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K, effective December 31, 2004, we modified our allowance estimation methodology in the fourth quarter of 2004. Our standard allowance estimation methodology considers a number of factors that, based on our collections experience, we believe have an impact on our credit risk and the realizability of our student receivables. Among these factors are a student's status (in-school or out-of-school), anticipated funding source (for example, federal loan or grant, state grant, private loan, student cash payments, etc.), whether or not an out-of-school student has completed his or her program of study, and our overall collections history. Out-of-school students include students who have withdrawn from or completed their programs of study. All other students are classified as in-school students.

        Our allowance estimation methodology divides our accounts receivable due from in-school students into groups according to each student's primary funding source. Our allowance methodology for out-of-school student accounts separates such accounts into two categories of students—those who have completed their programs of study and those that have not. We apply allowance percentage estimates that are based upon our historical collections experience to each in-school student funding source group and out-of-school student category.

        We monitor our collections and write-off experience to assess whether adjustments to our allowance percentage estimates are necessary. In this way, we believe that our allowance estimation methodology reflects our most recent collections experience and is responsive to changes in the total mix of student funding sources. Changes in trends in any of the factors that we believe impact the realizability of our student receivables, as noted above, or modifications to our credit standards, collection practices, and other related policies may impact our estimate of our allowance for doubtful accounts and our financial results. Our standard allowance estimation methodology is evaluated for propriety by corporate financial management on a periodic basis and modified as necessary. Changes to the design of our standard allowance estimation methodology, including our allowance percentage estimates, may impact our estimate of our allowance for doubtful accounts and our financial results.

        Corporate financial management reviews the allowance estimate calculations completed by each of our campuses to monitor compliance with our allowance estimation methodology and, based on judgment and consideration of emerging trends and existing facts and circumstances, may adjust the consolidated balance of our allowance estimate, as appropriate.

        A one percentage point change in our allowance for doubtful accounts as a percentage of gross student receivables as of December 31, 2005, would result in a change in net income of $0.8 million during the year then ended.

        Because a substantial portion of our revenue is derived from Title IV Programs, any legislative or regulatory action that significantly reduces the funding available under Title IV Programs, or the ability of our students or schools to participate in Title IV Programs, would likely have a material adverse effect on our business, results of operations, cash flows, and financial condition, including the realizability of our receivables.

Contingencies

        We accrue for costs associated with certain contingencies, including, but not limited to, settlement of legal proceedings and regulatory compliance matters, when such costs are probable and reasonably estimable. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved.

Goodwill and Indefinite-Lived Intangible Assets

        Goodwill represents the excess of cost over fair market value of identifiable net assets acquired through business purchases. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142") goodwill and indefinite-lived intangible assets are reviewed for impairment on at least an annual basis by applying a fair-value-based test. In evaluating the recoverability of the carrying value of goodwill and other indefinite-lived intangible assets, we must make assumptions regarding the fair value of our reporting units, as defined under SFAS 142. If our fair value estimates or related assumptions change in the future, we may be required to record impairment charges related to goodwill and other indefinite-lived intangible assets.

        In performing our annual review of goodwill balances for impairment, we estimate the fair value of each of our reporting units based primarily on projected future operating results and cash flows, and other assumptions. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically, projected operating results and cash flows have not always been achieved. The failure of one of our reporting units to achieve forecasted operating results and cash flows in the near term or long term may reduce the estimated fair value of the reporting unit below its carrying value and result in the recognition of a goodwill impairment charge. We monitor the operating results and cash flows of our reporting units on a quarterly basis for signs of possible declines in estimated fair value and goodwill impairment.

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

Income Taxes

        We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). This requires the recognition of deferred income taxes based upon the tax consequences of temporary differences between financial reporting and income tax reporting by applying enacted statutory income tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. SFAS 109 also requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred income tax asset will not be realized.

        In connection with the preparation of our consolidated financial statements, we are required to estimate our income tax liability for each of the tax jurisdictions in which we operate. This process involves estimating our actual current income tax expense and assessing temporary differences resulting from differing treatment of certain income or expense items for income tax reporting and financial reporting purposes. We also recognize as deferred income tax assets the expected future income tax benefits of net operating loss carry forwards. In evaluating the realizability of deferred income tax assets associated with net operating loss carry forwards, we consider, among other things, expected future taxable income, the expected timing of the reversals of existing temporary reporting differences, and the expected impact of tax planning strategies that may be implemented to prevent the potential loss of future income tax benefits. Changes in, among other things, income tax legislation, statutory income tax rates, or future taxable income levels could materially impact our valuation of income tax assets and liabilities and could cause our income tax provision to vary significantly among financial reporting periods.

RESULTS OF OPERATIONS

        The summary financial data table below should be referenced in connection with the following discussion of our results of operations.

	For the Year Ended December 31,						% Change
	2005	% of Total CEC	2004	% of Total CEC	2003	% of Total CEC	2005 vs. 2004	2004 vs. 2003
	(Dollars in Thousands)
REVENUE:
CSU segment
Tuition and registration fees	$1,275,618	63%	$1,236,449	72%	$942,668	80%	3%	31%
Other	92,813	4%	100,619	5%	86,508	7%	(8)%	16%

Total CSU segment revenue	1,368,431	67%	1,337,068	77%	1,029,176	87%	2%	30%

OEG segment
Tuition and registration fees	663,541	33%	372,001	22%	135,902	12%	78%	174%
Other	2,568	—%	19,463	1%	12,909	1%	(87)%	51%

Total OEG segment revenue	666,109	33%	391,464	23%	148,811	13%	70%	163%

Corporate and other	15	—%	—	—%	—	—%	100%	—%

Total revenue	$2,034,555		$1,728,532		$1,177,987		18%	47%

EDUCATIONAL SERVICES AND FACILITIES EXPENSE	$628,665		$557,144		$413,515		13%	35%
GENERAL AND ADMINISTRATIVE EXPENSE:
Advertising expense	$244,593		$199,726		$128,995		23%	55%
Bad debt expense	80,348		105,678		53,554		(24)%	97%
Other	633,157		516,954		352,749		22%	47%

Total general and administrative expense	$958,098		$822,358		$535,298		17%	54%

Bad debt expense as a percentage of total revenue	3.9%		6.1%		4.5%
INCOME FROM OPERATIONS:
CSU segment (excluding share of affiliate earnings)	$168,375	46%	$171,021	59%	$148,649	80%	(2)%	15%
OEG segment	262,718	71%	158,815	54%	66,659	36%	65%	138%
Corporate & other	(62,021)	(17)%	(38,275)	(13)%	(30,042)	(16)%	(62)%	(27)%

Total income from operations	$369,072		$291,561		$185,266		27%	57%

Operating profit percentage:
CSU segment (excluding share of affiliate earnings)	12.3%		12.8%		14.4%
OEG segment	39.4%		40.6%		44.8%
CEC	18.1%		16.9%		15.7%
PROVISION FOR INCOME TAXES:
Provision for income taxes	$143,347		$116,050		$76,309		24%	52%
Effective tax rate	37.40%		39.25%		40.35%
LOSS FROM DISCONTINUED OPERATIONS:	$(6,058)		—		—		(100)%	—%
NET INCOME:
Net income	$233,878		$179,619		$112,804		30%	59%
Net income percentage	11.5%		10.4%		9.6%

        Educational services and facilities expense includes costs directly attributable to the educational activity of our schools, including, among other things, (1) salaries and benefits of faculty, academic administrators, and student support personnel, (2) costs of educational supplies and facilities, including rents on school leases, certain costs of establishing and maintaining computer laboratories, costs of student housing, and owned and leased facility costs, (3) royalty fees paid to Le Cordon Bleu, and (4) certain student financing costs. Also included in educational services and facilities expense are costs of other goods and services provided by our schools, including, among other things, costs of textbooks, laptop computers, dormitory services, restaurant services, contract training, and cafeteria services.

        General and administrative expense includes salaries and benefits of personnel in corporate and school administration, marketing, admissions, accounting, human resources, legal, and compliance. Costs of promotion and development, advertising and production of marketing materials, occupancy of the corporate offices, and bad debt expense are also included in this expense category.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue

        Colleges, Schools and Universities Segment Revenue.    CSU segment tuition and registration fee revenue increased $39.2 million, or 3%, from $1.236 billion during 2004 to $1.276 billion during 2005. The CSU segment tuition and registration fee revenue increase is primarily attributable to price increases at most of our CSU segment schools during 2005, which averaged approximately 7% but varies depending on school, geographic area, and program. The increase is also attributable to a shift in student enrollment mix. These increases were offset, in part, by a decline in average student population during 2005 at a majority of our CSU segment schools as compared to the average student population of our CSU segment schools during 2004.

        CSU segment other revenue decreased $7.8 million, or 8%, from $100.6 million during 2004 to $92.8 million during 2005. This decrease is primarily attributable to a decline in laptop computer sales at many of our CSU segment schools, which is largely a result of the overall decline in average student population during 2005 at those schools. A decrease during 2005 in contract training revenue, resulting primarily from the discontinuation of contract training programs at certain of our CSU segment schools, also contributed to the overall decrease in 2005 CSU segment other revenue.

        Online Education Group Segment Revenue.    OEG segment tuition and registration fee revenue increased $291.5 million, or 78%, from $372.0 million during 2004 to $663.5 million during 2005. OEG segment tuition and registration fee revenue growth is primarily attributable to an increase in average student population at our schools' online campuses during 2005 as compared to average student population at our schools' online campuses during 2004. Our schools' online campus student population growth is primarily attributable to the continued growth of the online education market and our schools' online campuses' continued penetration into that expanded market through increased investment in marketing activities and recruiting efforts and an expansion of program offerings and online platforms.

        During the first quarter of 2004, our schools' online campuses began billing new students a single charge that covers tuition and required program materials, such as textbooks and supplies, which is included as a component of tuition and registration fee revenue. Previously, these required program materials were billed separately from tuition, and the related revenue was recorded as a component of other revenue. The impact of this change has resulted in the disproportionate growth of 2005 OEG segment tuition and registration fee revenue relative to the decline of 2005 OEG segment other revenue.

        OEG segment other revenue decreased $16.9 million, or 87%, from $19.5 million during 2004 to $2.6 million during 2005. This decrease in OEG segment other revenue is primarily attributable to the change in tuition and program material billing discussed above.

Educational Services and Facilities Expense

        Educational services and facilities expense increased $71.5 million, or 13%, from $557.1 million during 2004 to $628.7 million during 2005. The increase in educational services and facilities expense is primarily attributable to an overall increase in academic and occupancy costs at both our CSU segment schools and our OEG segment online campuses.

        The increase in CSU segment educational services and facilities expense represents approximately seven percentage points of the total 13% increase in educational services and facilities expense. This increase is primarily attributable to increased academic salaries and benefits costs resulting from increases in employee headcount at our CSU schools. Also contributing to the increase in CSU segment educational services and facilities expense are increased occupancy costs attributable to our existing CSU schools' expansion activities and new start-up campuses opened primarily in 2004 and, to a lesser extent, in 2005. Increases in CSU segment educational services and facilities expense were offset, in part, by the effect of spending restraints and cost reduction measures enacted during 2005 by many of our CSU segment schools in response to the decline in average student population at those schools. We believe that these cost reduction measures did not affect the quality of student services.

        The increase in OEG segment educational services and facilities expense represents approximately six percentage points of the total 13% increase in educational services and facilities expense. This increase was primarily driven by increases in salaries and benefits of academic staff hired by our schools' online campuses during the year to support the growth of the business. The increase in educational services and facilities expense is also attributable to additional student service activities designed to improve retention, an increase in curriculum development activities, and an increase in occupancy costs associated with facility expansions in support of our schools' online campuses during 2004 and 2005. The increase in OEG segment educational services and facilities expense is also attributable to investments made during 2005 by CTU in Stonecliffe College Online.

General and Administrative Expense

        General and administrative expense increased $135.7 million, or 17%, from $822.4 million during 2004 to $958.1 million during 2005. This increase is primarily attributable to an increase in advertising, marketing, and admissions costs at both our CSU segment schools and our OEG segment online campuses, an increase in bad debt expense at our OEG segment online campuses, and an increase in net, unallocated corporate administrative costs. The increase was offset, in part, by a decrease in bad debt expense at our CSU segment schools.

        The increase in OEG segment general and administrative expense represents approximately 17 percentage points of the total 17% increase in general and administrative expense. As discussed above, the increase in OEG segment general and administrative expense is primarily attributable to an increase in general advertising, marketing, and admissions costs, which were incurred by our schools' online campuses in support of increased student lead, enrollment, and start volume. An increase in admissions headcount resulted in increased salaries and benefits expense in this area. The increase is also attributable to increased financial aid, career services, and other administrative costs incurred by our schools' online campuses necessary to support the increase in online student population mentioned above. The increase in OEG segment general and administrative expense is also attributable to investments made during 2005 by CTU in Stonecliffe College Online.

        Contributing significantly to the increase in OEG segment general and administrative expense was an increase in bad debt expense at our schools' online campuses of approximately $22.4 million, or

89%, from $25.1 million during 2004 to $47.5 million during 2005. The increase in OEG segment bad debt expense is primarily attributable to a decline in student retention at our schools' online campuses during the year, resulting in a shift in the relative distribution of student receivable balances from in-school student receivables to out-of-school student receivables. Out-of-school student receivable balances generally pose a greater credit risk than do in-school student receivables and are subject to higher bad debt allowance percentages. The decline in online student retention during 2005 was attributable largely to the disproportionate growth of CTU Online. CTU Online, as discussed above, offers longer programs and has historically experienced a higher rate of student attrition than has AIU Online. Thus, the disproportionate growth of CTU Online during 2005 resulted in a reduction in the overall retention rate of the OEG segment and an overall increase in OEG segment bad debt expense as a percentage of revenue. Improving retention rates will continue to be a focus for our schools' online campuses in the future.

        CSU segment general and administrative expense decreased during 2005. The decrease in CSU segment general and administrative expense represents approximately three percentage points of the total 17% increase in general and administrative expense. This decrease is primarily attributable to a decrease in bad debt expense at our CSU segment schools of approximately $48.5 million, or 60%, from $81.4 million during 2004 to $32.9 million during 2005. The decrease in CSU segment bad debt expense is primarily attributable to a decrease in overall student receivable exposure at our domestic CSU segment schools, primarily as a result of strong cash collections and stricter credit practices exercised during the period. Also, during the fourth quarter of 2004, we recorded a non-cash, pre-tax charge for a change in accounting estimate of our allowance for doubtful accounts of approximately $18.9 million, which was primarily related to our CSU segment schools. The recording of this change in estimate during 2004, to a certain extent, has diminished the comparability of 2005 and 2004 bad debt expense levels. See Note 7 "Change in Allowance for Doubtful Accounts Estimate" of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for a detailed discussion of this matter.

        The decrease in CSU segment bad debt expense during the year was offset, in part, by an increase in administrative salaries and benefits costs incurred by our CSU segment schools, due primarily to employee headcount increases in the areas of compliance and financial aid processing, and increases in admissions and advertising costs incurred in support of 2006 enrollment targets. Overall CSU segment general administrative, advertising, marketing, and admissions cost increases were less than anticipated due to the effect of spending restraints and cost reduction measures enacted during 2005 at many of our CSU schools in response to the decline in average student population discussed above. We believe that these spending restraints and cost reduction measures did not affect the quality of student services.

        The increase in corporate and other general and administrative expense represents approximately three percentage points of the total 17% increase in general and administrative expense. The increase in net unallocated corporate and other general and administrative expense is primarily attributable to increases in salaries and benefits costs, caused largely by personnel increases within the corporate compliance, internal audit, and legal departments. Corporate personnel increases associated with certain centralized functions, including accounting, financial aid processing, and cash collections, also contributed to the significant increase in salaries and benefits costs. The increase in corporate salaries and benefits costs was offset, in part, by a decrease in outside counsel legal fees, primarily attributable to a reduction in costs related to our class action lawsuits, the ongoing SEC investigation and the development of our internal legal department.

Income From Operations and Operating Margin Percentage

        Income from operations increased $77.5 million, or 27%, from $291.6 million during 2004 to $369.1 million during 2005. Our operating margin percentage increased from 16.9% during 2004 to 18.1% during 2005. The increase in income from operations is primarily attributable to the operating margin growth of our OEG segment during 2005, offset, in-part, by a slight decrease in operating margin at our CSU segment, primarily attributable to the decline in student population discussed above, and an increase in net unallocated corporate and other costs. The increase in our consolidated operating margin percentage is primarily attributable to the disproportionate growth of our OEG segment, which traditionally has operated at a higher margin level than has our CSU segment.

Interest Income

        Interest income increased $9.0 million, from $3.0 million during 2004 to $12.0 million during 2005, primarily as a result of an increase in average invested cash balances. Also contributing to the increase, during the second quarter of 2005, we began investing a portion of our excess cash balances in available-for-sale investments that generally return investment yields in excess of the yields on cash equivalent securities, in which we have historically invested our excess cash.

Provision for Income Taxes

        Provision for income taxes increased $27.3 million, or 24%, from $116.1 million during 2004 to $143.3 million during 2005. This increase is primarily a result of an increase in pretax income from continuing operations during 2005 of $87.6 million, offset, in part, by a reduction of our effective income tax rate from 39.25% during 2004 to 37.40% during 2005. The decrease in our effective tax rate is attributable to the impact of various tax planning strategies, favorable changes in the proportionate distribution of our total pretax income among the tax jurisdictions in which we operate, and an increase in tax exempt interest earned on invested cash balances. Future changes in the proportionate distribution of our total pretax income among the tax jurisdictions in which we operate may further impact our effective income tax rate.

Loss from Discontinued Operations

        During 2005, we recorded a loss from discontinued operations of $6.1 million. The loss from discontinued operations is attributable to a $5.1 million loss recognized upon the disposition of the net assets of our IADT—Montreal campus that was designated for "teach-out" in January 2005. The remainder of the loss from discontinued operations is attributable to a $1.0 million loss related to our IADT—Ottawa campus, which completed all teach-out activities during the first quarter of 2005. See Note 19 "Discontinued Operations" of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for a detailed discussion of discontinued operations.

Net Income

        Net income increased $54.3 million, or 30%, from $179.6 million during 2004 to $233.9 million during 2005, due to the cumulative effect of the factors discussed above.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue

        Colleges, Schools and Universities Segment Revenue.    CSU segment tuition and registration fee revenue increased $293.8 million, or 31%, from $942.7 million during 2003 to $1.236 billion during 2004. The CSU segment tuition and registration fee revenue increase is primarily attributable to tuition and registration fee revenue generated by CSU segment schools acquired or opened after January 1, 2003 (Acquired Schools: the INSEEC Group, Whitman Education Group, Western School of Health and Business; Start-up Branch Campuses: LCB—Las Vegas, IADT—Detroit, AIU—Houston, LCB—Atlanta, IADT—Las Vegas, IADT—Nashville, and LCB—Miami, collectively referred to as "CSU segment new schools").

        The increase in CSU segment tuition and registration fee revenue is also attributable, in part, to tuition and registration fee revenue generated by CSU segment schools acquired or opened on or prior to January 1, 2003, collectively referred to as "CSU segment same schools." The CSU segment same-school tuition and registration fee revenue increase is attributable to an increase in average CSU segment same-school student population during 2004 relative to average CSU segment same-school student population during 2003, price increases at most of our CSU segment schools during 2004, and a shift in student enrollment mix.

        CSU segment other revenue increased $14.1 million, or 16%, from $86.5 million during 2003 to $100.6 million during 2004. The increase in CSU segment other revenue is primarily attributable to other revenue generated by CSU segment new schools and, in part, an increase in CSU segment same-school other revenue resulting from the student population increase discussed above.

        Online Education Group Segment Revenue.    OEG segment tuition and registration fee revenue increased $236.1 million, or 174%, from $135.9 million during 2003 to $372.0 million during 2004. The OEG segment tuition and registration fee revenue growth is primarily attributable to an increase in average student population at our schools' online campuses during 2004 as compared to average student population at our schools' online campuses during 2003. The increase in our schools' online campuses' student population is primarily attributable to the continued growth of the online education market and our schools' online campuses' continued penetration into that expanded market through increased investment in marketing activities and recruiting efforts and an expansion of program offerings.

        Also, during the first quarter of 2004, our schools' online campuses began billing new students a single charge that covers tuition and required program materials, such as textbooks and supplies, which is included as a component of tuition and registration fee revenue. Previously, these required program materials were billed separately from tuition, and the related revenue was recorded as a component of other revenue. The impact of this change has resulted in the disproportionate growth of 2004 OEG segment tuition and registration fee revenue relative to the 2004 growth of OEG segment other revenue, as discussed below.

        OEG segment other revenue increased $6.6 million, or 51%, from $12.9 million during 2003 to $19.5 million during 2004. This increase in OEG segment other revenue is primarily attributable to the increase in our schools' online campuses' average student population discussed above, offset, in part, by the change in tuition and program material billing method discussed above.

Educational Services and Facilities Expense

        Educational services and facilities expense increased $143.6 million, or 35%, from $413.5 million during 2003 to $557.1 million during 2004. The increase in educational services and facilities expense is primarily attributable to an overall increase in academic and occupancy costs at our CSU segment schools.

        The increase in CSU segment educational services and facilities expense represents approximately 29 percentage points of the total 35% increase in educational services and facilities expense. This increase is primarily attributable to educational services and facilities expenses incurred by CSU segment same-schools and represents increases in variable expenses necessary to support the increase in same-school student population mentioned above, additional student service activities designed to improve retention, an increase in costs associated with curriculum development activities, and increased occupancy costs related to facility upgrades and expansions during 2003 and 2004. A significant portion of this increase is also attributable to educational services and facilities expense incurred by CSU segment new schools.

        The increase in OEG segment educational services and facilities expense represents approximately five percentage points of the total 35% increase in educational services and facilities expense. This increase is primarily attributable to increases in variable expenses necessary to support the increase in our schools' online campuses' student population mentioned above, additional student service activities designed to improve retention, an increase in costs associated with curriculum development activities, and increased occupancy costs associated with facility expansions in support of our schools' online campuses during 2003 and 2004.

General and Administrative Expense

        General and administrative expense increased $287.1 million, or 54%, from $535.3 million during 2003 to $822.4 million during 2004. This increase is primarily attributable to an increase in advertising, marketing, and admissions costs and bad debt expense at our OEG segment online campuses and CSU segment schools.

        The increase in 2004 CSU segment general and administrative expense represents approximately 29 percentage points of the total 54% increase in 2004 general and administrative expense. This increase is primarily attributable to an increase in advertising, marketing, and admissions costs incurred by our CSU segment schools in support of increased student lead, enrollment, and start volume. The increase is also attributable to increased bad debt expense, as discussed below, and other administrative costs incurred by our CSU segment same schools necessary to support the increase in student population mentioned above. A significant portion of this increase is attributable to general and administrative expense incurred by CSU segment new schools.

        CSU segment bad debt expense, included in general and administrative expenses, increased approximately $33.1 million, or 69%, from $48.3 million during 2003 to $81.4 million during 2004. During the fourth quarter of 2004, we recorded a non-cash, pre-tax charge for a change in accounting estimate of our allowance for doubtful accounts of approximately $18.9 million, which was primarily related to our CSU segment schools. Also contributing to the increase in CSU segment bad debt expense during the year was higher rates of attrition experienced at certain of our CSU segment schools, due to, among other things, the introduction by our CSU segment schools during 2003 of tougher credit standards and more aggressive cash collection practices.

        The increase in OEG segment general and administrative expense represents approximately 24 percentage points of the total 54% increase in general and administrative expense. As discussed above, the increase in OEG segment general and administrative expense is primarily attributable to an increase in advertising, marketing, and admissions costs incurred by our schools' online campuses in support of increased student lead, enrollment, and start volume. The increase is also attributable to increased bad debt expense, as discussed below, and other administrative costs incurred by our schools' online campuses necessary to support the increase in online student population discussed above. The increase in OEG segment general and administrative expense during 2004 was also attributable to investments in a new admission facility located in Portland, Oregon that supports our AIU Online campus.

        Contributing to the increase in OEG segment general and administrative expense was an increase in bad debt expense at our schools' online campuses of approximately $18.9 million, from $6.2 million during 2003 to $25.1 million during 2004. The increase in OEG segment bad debt expense is primarily attributable to a decline in our schools' online campuses' student retention during the year, resulting in a shift in the relative distribution of student receivable balances from in-school student receivables to out-of-school student receivables. Also contributing to the increase was a portion of the $18.9 million non-cash, pre-tax charge for a change in accounting estimate for allowance for doubtful accounts that was attributable to our schools' online campuses.

        The increase in net unallocated corporate and other general and administrative expense represents approximately one percentage points of the total 54% increase in general and administrative expense. The increase in net unallocated corporate and other general and administrative expense is primarily attributable to 2004 expenses of approximately $11.0 million related to legal and other professional services fees incurred in connection with the ongoing SEC investigation, the investigation conducted by the Special Committee of our Board of Directors, and the shareholder class action and derivative lawsuits.

Income From Operations and Operating Margin Percentage

        Income from operations increased $106.3 million, or 57%, from $185.3 million during 2003 to $291.6 million during 2004. Our operating margin percentage increased from 15.7% during 2003 to 16.9% during 2004. The increase in income from operations is primarily attributable to the operating margin growth of our OEG and CSU segments during 2004, offset, in-part, by an increase in net unallocated corporate and other costs. The increase in our consolidated operating margin percentage is primarily attributable to the disproportionate growth of our OEG segment, which traditionally has operated at a higher margin level than has our CSU segment.

Provision for Income Taxes

        Provision for income taxes increased $39.7 million, or 52%, from $76.3 million during 2003 to $116.1 million during 2004. This increase is primarily attributable to an increase in pretax income during 2004 of $106.6 million, offset, in part, by a reduction of our effective income tax rate from 40.35% during 2003 to 39.25% during 2004. The decrease in our effective tax rate during 2004 is attributable to the impact of various tax planning strategies and favorable changes during 2004 in the proportionate distribution of our total pretax income among the tax jurisdictions in which we operate.

Net Income

        Net income increased $66.8 million, or 59%, from $112.8 million during 2003 to $179.6 million during 2004, due to the cumulative effect of the factors discussed above.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

        As of December 31, 2005, cash, cash equivalents, and investments totaled $404.4 million. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We finance our operating activities and our organic growth primarily through cash generated from operations. We finance acquisitions primarily through funding from a combination of equity issuances, credit facility borrowings, and cash generated from operations. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and commitments through at least the next 12 months primarily with cash generated by operations, existing cash balances and, if necessary, borrowings under our existing credit agreements.

        The ED requires that Title IV Program funds collected in advance of student billings be kept in a separate cash account until students are billed for the portion of their program related to those

Title IV Program funds collected. These restricted cash balances generally remain in these separate accounts for an average of 60 to 75 days from receipt. We do not recognize restricted cash balances on our consolidated balance sheets until all restrictions have lapsed with respect to those balances. As of December 31, 2005 and 2004, the amount of restricted cash balances kept in separate cash accounts was not significant. Restrictions on these cash balances have not affected, nor do we believe that such restrictions will affect, our ability to fund our daily operations.

        As previously disclosed, the ED notified us in June 2005 that it is reviewing our previously announced restated consolidated financial statements and our annual compliance audit opinions for the years 2000 through 2003. At the same time, the ED also advised us that it is evaluating pending program reviews that have taken place at certain of our schools, which are all included in our CSU segment. The ED has indicated that until these matters are addressed to its satisfaction, it will not approve any new applications by us for pre-acquisition review or change of ownership. The ED has further advised us that during this period, it will not approve applications for any additional branch campuses, which the ED refers to generally in its regulations as "additional locations."

        In February 2006, we received a letter from the ED notifying us that it is reviewing our 2004 compliance audit opinions and that the general restrictions imposed pursuant to its letter to us in June 2005 will remain in place as it continues its review. We cannot predict what effect, if any, the ED's restrictions may have on our future cash requirements, liquidity, or financial position.

Sources of Cash

Cash Flows from Operating Activities

        During 2005, net cash flows provided by operating activities totaled $378.2 million compared to net cash flows provided by operating activities during 2004 of $376.2 million. Our primary source of cash flows from operating activities is tuition collected from our students. Our students finance tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, private and institutional scholarships, and cash payments. The following table summarizes our U.S. schools' cash receipts from tuition payments by fund source as a percentage of total tuition payments received for the years ended December 31,

2005, 2004, and 2003. The percentages reflected therein were determined based upon each U.S. school's cash receipts for the 12-month period ended December 31.

	For the Year Ended December 31,
	2005	2004	2003
Title IV Program funding
Stafford loans	40.5%	38.9%	37.7%
Grants	9.5%	10.0%	10.4%
PLUS loans	8.6%	8.9%	9.8%

Total Title IV Program funding	58.6%	57.8%	57.9%

Private loans
Non-recourse loans	20.7%	21.6%	23.3%
Sallie Mae and Wachovia recourse loans	2.0%	2.2%	0.7%
Stillwater recourse loans	0.6%	0.5%	—

Total private loans	23.3	24.3%	24.0%

Scholarships, grants and other	2.9%	3.5%	4.4%
Cash payments	15.2%	14.4%	13.7%

Total tuition receipts	100%	100%	100%

        The total Title IV Program funding as a percentage of total tuition receipts reflected above was not computed on the same basis on which our 90-10 Rule ratios were computed. In accordance with applicable regulations, certain tuition receipts included in the totals above were excluded from our 90-10 Rule ratio calculations.

        For a detailed discussion of Title IV Program funding and alternative private loan funding sources for our students, see "Student Financial Aid and the Regulation of the Postsecondary Education Industry" and "Alternative Student Financial Aid Sources" in Item 1 "Business" in Part I of this Annual Report on Form 10-K.

Cash Flows from Investing Activities

        During December 31, 2005, cash flows from the sale of investments totaled $648.1 million. As of December 31, 2005, we held investments in municipal auction rate securities that generally have stated terms to maturity of greater than one year. However, we classify such investments as current on our consolidated balance sheets because we are generally able to divest our holdings in municipal auction rate securities at auction 30 days from our purchase date. Our other investment balances as of December 31, 2005, are also classified as current on our consolidated balance sheet, as these investments are deemed highly liquid, and, if necessary, we are able to divest our holdings in these investments to fund our current operating activities.

Cash Flows from Financing Activities

        As of December 31, 2005, we had outstanding under our $200.0 million U.S. Credit Agreement revolving loans totaling approximately $13.6 million and letters of credit totaling approximately $17.7 million. The availability under our U.S. Credit Agreement as of December 31, 2005, was $168.7 million. As of December 31, 2005, we had no outstanding borrowings under our $10.0 million (USD) Canadian Credit Agreement. See Note 12 "Debit and Credit Agreements" of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional discussion of our outstanding indebtedness and credit agreements.

Uses of Cash

Cash Used in Operating Activities

        Our primary uses of cash to support our operating activities include, among other things, cash paid to employees for services, to vendors for products and services, to lessors for rents and operating costs related to leased facilities, to suppliers for textbooks and other school supplies, and to federal, state, and provincial governments for income and other taxes.

        Although we anticipate that we will be able to satisfy the cash requirements for working capital needs, capital expenditures, and commitments through at least the next 12 months primarily with cash generated by our operations, existing cash balances and, if necessary, borrowings under our existing credit agreements, we are not able to assess the effect of loss contingencies on future cash requirements and liquidity. See Note 14 "Commitments and Contingencies" of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional discussion of these items.

Cash Used in Investing Activities

        During 2005, cash used in investing activities totaled $399.5 million, a $257.8 million or 182% increase relative to cash flows used in investing activities during 2004 of $141.8 million.

        Capital Expenditures.    Capital expenditures decreased $17.2 million, or 12%, from $142.8 million during 2004 to $125.6 million during 2005. Capital expenditures during 2005, which represented approximately 6.2% of 2005 total revenue, included, among other things, investments in leasehold improvements in connection with new and expanded facilities, capital equipment purchases necessitated by increasing student population, and investments made in connection with expansion projects and information system improvements in support of current and anticipated growth. We expect 2006 capital expenditures as a percentage of revenue to remain at a level consistent with 2005 capital expenditures as a percentage of revenue. We finance capital expenditures primarily with cash generated from operations.

        Purchases of Investments.    During 2005, cash used to purchase investments in available-for-sale securities totaled $920.2 million.

Cash Used in Financing Activities

        During 2005, cash used in financing activities totaled $189.7 million, a $138.8 million or 273% increase relative to cash used in financing activities during 2004 of $50.9 million.

        Repurchases of Shares.    In July 2005, our Board of Directors authorized us to use up to $300.0 million for the repurchase of shares of our outstanding common stock. Pursuant to this stock repurchase program, we may repurchase shares of our outstanding common stock on the open market or in private transactions from time to time, depending on certain factors including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. During the year ended December 31, 2005, we repurchased approximately 5.3 million shares of our common stock for approximately $200.2 million at an average price of approximately $37.97 per share.

        In February 2006, our Board of Directors authorized us to use an additional $200.2 million for the repurchase of shares of our outstanding common stock under the stock repurchase program. This authorization is in addition to the $99.8 million still available under our $300.0 million stock repurchase program authorization in July 2005.

        Stock repurchased during 2005 reduced 2005 diluted weighted average shares outstanding by approximately 2.0 million shares and increased 2005 net income per diluted share by approximately $0.03. The effect of the share repurchases on net income per diluted share was estimated based on the aforementioned reduction in diluted weighted average shares outstanding and estimated interest income forgone.

Contractual Obligations

        As of December 31, 2005, minimum future cash payments due under contractual obligations, including, among others, our credit agreements, non-cancelable operating and capital lease agreements, and other long-term arrangements, were as follows (in thousands):

	2006	2007	2008	2009	2010	2011 & Thereafter	Total
Revolving loans	$—	$13,623	$—	$—	$—	$—	$13,623
Operating lease obligations	121,317	120,030	114,460	108,289	103,288	614,502	1,181,886
Capital lease obligations	823	951	517	388	388	969	4,036
Other long-term debt	4	17	—	—	—	—	21

Total contractual cash obligations	$122,144	$134,621	$114,977	$108,677	$103,676	$615,471	$1,199,566

        Revolving Loans.    We have entered into an unsecured credit (the "U.S. Credit Agreement") agreement with a syndicate of financial institutions. Under our U.S. Credit Agreement, we may borrow up to the U.S. dollar equivalent of $200.0 million in U.S. dollars and various foreign currencies under a revolving credit facility and obtain up to the U.S. dollar equivalent of $100.0 million in standby letters of credit in U.S. dollars and various foreign currencies. Outstanding letters of credit were approximately $17.7 million as of December 31, 2005, and reduced the availability of borrowings under the revolving credit facility, but are not included in the table above. Subject to the satisfaction of certain conditions precedent under the U.S. Credit Agreement, we may prepay outstanding loans under the U.S. Credit Agreement at any time without penalty. The stated maturity of our U.S. Credit Agreement is December 19, 2007.

        Our domestic subsidiaries have jointly and severally guaranteed repayment of our obligations under the U.S. Credit Agreement. Under the U.S. Credit Agreement, we are limited in our ability to take certain actions, including, among other things, consummating certain acquisitions or mergers, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring other debt in excess of specified amounts, prepaying other debt, and making certain investments. We are also required to satisfy certain financial covenants on a periodic basis, including the maintenance of a maximum consolidated leverage ratio of 2.00:1, a minimum fixed charge coverage ratio of 1.50:1, a minimum level of consolidated net worth, and a minimum annual consolidated ED financial responsibility composite score of 1.50. As of December 31, 2005, we were in compliance with the covenants of our U.S. Credit Agreement.

        Our Canadian subsidiaries have entered into an unsecured credit agreement (the "Canadian Credit Agreement") with a syndicate of financial institutions. Under our Canadian Credit Agreement, our Canadian subsidiaries may borrow up to the U.S. dollar equivalent of 10.0 million in Canadian dollars under a revolving credit facility. Subject to the satisfaction of certain conditions precedent under the Canadian Credit Agreement, we may prepay outstanding loans under the Canadian Credit Agreement at any time without penalty. The stated maturity of our Canadian Credit Agreement is December 19, 2007.

        See Note 12 "Debt and Credit Agreements" of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for a detailed discussion of our outstanding indebtedness and credit agreements.

        Operating Lease Obligations.    We lease most of our administrative and educational facilities and equipment under non-cancelable operating leases expiring at various dates through 2028. Lease terms generally range from five to 10 years with one to two renewal options for extended terms. The amounts included in the table above represent future minimum lease payments for non-cancelable operating leases.

        Capital Lease Obligations.    We finance the acquisition of certain equipment through capital lease agreements and have assumed capital lease obligations in connection with certain acquisitions. As of December 31, 2005, the principal balance of outstanding capital lease obligations was approximately $3.3 million.

        Off-Balance Sheet Arrangements.    As of December 31, 2005, we were not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

Changes in Financial Position—December 31, 2005 compared December 31, 2004

        Selected consolidated balance sheet account changes from December 31, 2005, to December 31, 2004, were as follows:

	As of December 31,
	2005	2004	% Change
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$132,308	349,348	(62)%
Investments	272,093	—	100%

Total cash and cash equivalents and investments	404,401	349,348	16%

Student receivables, gross	121,286	147,118	(18)%
Allowance for doubtful accounts	(44,839)	(61,136)	27%

Student receivables, net	76,447	85,982	(11)%

Prepaid expenses	37,412	29,649	26%
Other current assets	31,067	5,980	420%
Liabilities
Current liabilities:
Accounts payable	28,627	38,263	(25)%
Accrued income taxes	23,509	4,663	404%
Accrued other expenses	82,513	70,520	17%
Deferred tuition revenue	152,007	166,743	(9)%
Long-term liabilities
Deferred rent obligations	89,680	15,293	486%
Stockholders' equity
Treasury stock	(200,158)	—	(100)%

        Cash and Cash Equivalents and Investments.    The increase in total cash and cash equivalents and investments is primarily attributable to cash flows generated from operations during the year, offset, in part, by cash of $200.2 million used during 2005 to repurchase approximately 5.3 million shares of our common stock at an average price of approximately $37.97 per share in connection with our stock repurchase program.

        Student Receivables.    The decrease in net student receivables is primarily attributable to improvements in our financial aid packaging and cash collections processes during the year due, in part, to the centralization of these functions for certain of our schools during 2005.

        Our allowance for doubtful accounts as a percentage of gross student receivables and quarterly days sales outstanding ("DSO") as of December 31, 2005, 2004, and 2003, were as follows:

	As of December 31,
	2005	2004	2003
Allowance for doubtful accounts as a percentage of gross student receivables	37.0%	41.6%	31.4%
Quarterly days sales outstanding (in days)	14	17	28

        We calculate DSO by dividing net receivables, including both student receivables and other receivables, by quarterly average daily revenue. Quarterly average daily revenue is computed by dividing total quarterly revenue by the total number of days in the quarter.

        The decreases in both DSO and our allowance as a percentage of gross student receivables from December 31, 2004, to December 31, 2005, are primarily attributable to improvements in financial aid packaging and strong cash collections during the year, as previously discussed.

        Prepaid Expenses.    The increase in prepaid expenses is primarily attributable to increases in (a) prepaid rents related to lease agreements signed during the year, (b) prepaid software maintenance costs related to corporate information technology upgrades implemented during 2005, and (c) prepaid insurance premium balances primarily related to insurance rate increases experienced during the year.

        Other Current Assets.    The increase in other current assets is primarily attributable to an increase in tenant improvement allowance receivables related to lease agreements entered into during the year. See the "Deferred Rent Obligations" discussion below for further information.

        Accounts Payable.    The decrease in accounts payable is primarily attributable to the implementation of an automated voucher approval and payment process at certain of our schools and the corporate office during 2005, which resulted in a significant reduction in our balance of past due invoices.

        Accrued Income Taxes.    The increase in accrued income taxes is primarily attributable to the overall increase in pretax income during the year, offset, in part, by federal and state income tax payments made during the year and the reduction in our effective tax rate from 39.25% during 2004 to 37.40% during 2005.

        Accrued Other Expenses.    The increase in other accrued expenses is primarily attributable to (a) an increase in accrued advertising and production costs during the year, which is primarily due to increased advertising and marketing spending by our schools' online campuses in support of continued growth initiatives and in anticipation of the February 2006 opening of Stonecliffe College Online, and (b) an increase in accrued insurance premiums for healthcare and certain liability insurance coverage.

        Deferred Tuition Revenue.    The decrease in deferred tuition revenue is primarily attributable to a change in the timing of disbursements of recourse and non-recourse loan funds at certain of our Culinary division schools. The disbursement of recourse and non-recourse loan funds for these schools' students is now more closely aligned with the timing of scheduled billings. The decline in overall CSU segment student population from December 31, 2004, to December 31, 2005, also contributed to the decrease in deferred tuition revenue at many of our CSU segment schools. These decreases were offset, in part, by an increase in deferred tuition revenue for our OEG segment campuses due to population increases from December 31, 2004, to December 31, 2005.

        Deferred Rent Obligations.    On February 7, 2005, the SEC issued explanatory guidance expressing its views regarding certain operating lease-related accounting issues and the applicable accounting principles generally accepted in the U.S. ("GAAP"). Subsequently, we initiated a review of our lease-

related accounting and determined that our previous method of accounting for tenant improvement allowances was not in accordance with GAAP. We had historically accounted for tenant improvement allowances as reductions of the related leasehold improvement asset on our consolidated balance sheets. In accordance with GAAP, tenant improvement allowances should be recorded as a leasehold improvement asset and deferred rent obligation on our consolidated balance sheets. During 2005, we recorded leasehold improvements and deferred rent obligations on our consolidated balance sheets in recognition of tenant improvement allowances due or received from lessors. These accounting changes, had they been adopted in prior periods, would not have had a significant effect on prior period consolidated operating results, financial position, or cash flows. The increase in our consolidated deferred rent obligations also reflects normal increases in deferred rent obligations associated with lease arrangements with escalating rent payments.

        Treasury Stock.    As discussed above, during 2005 we repurchased approximately 5.3 million shares of our common stock for approximately $200.2 million at an average price of approximately $37.97 per share.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We use various techniques to manage our market risk, including, from time to time, the use of derivative financial instruments. We do not use derivative financial instruments for speculative purposes.

Interest Rate Exposure

        Our borrowings under our credit agreements bear annual interest at variable rates tied to the prime rate and the Eurocurrency rate. The outstanding borrowings under these credit agreements were $13.6 million and $18.1 million as of December 31, 2005 and 2004, respectively.

        During the first quarter of 2003, we entered into an interest rate swap agreement to effectively fix at 2.88% the variable portion of the rate of interest payable by us on a certain portion of €13.5 million borrowed during 2003 under our U.S. Credit Agreement to finance our acquisition of the INSEEC Group. Approximately €2.0 million of this borrowing was repaid during the second quarter of 2004. The notional amount of the interest rate swap, originally €12.0 million, decreased to €1.5 million on December 28, 2005, and the agreement will expire on March 28, 2006. The impact of the interest rate swap agreement on our consolidated financial position, results of operations, and cash flows during the year ended December 31, 2005, 2004, and 2003, was not significant.

        The weighted average interest rate of borrowings under our credit agreements, including the effect on interest expense of the interest rate swap agreement, was 2.95% and 3.74% as of December 31, 2005 and 2004, respectively.

        In addition, we had capital lease obligations totaling $3.3 million and $4.7 million as of December 31, 2005 and 2004, respectively, bearing interest at a weighted average rate of 6.80% and 7.70%, respectively.

        We estimate that the book value of our investments, debt instruments and related derivative financial instruments approximated their fair values as of December 31, 2005 and 2004. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

Foreign Currency Exposure

        We are subject to foreign currency exchange exposures arising from current and anticipated transactions denominated in currencies other than the U.S. dollar, and from the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts. Specifically, we are subject to risks associated with fluctuations in the value of the Euro, the Canadian dollar, and the British pound vis-à-vis the U.S. dollar. Our investment in our foreign operations as of December 31, 2005, was not significant, and the book values of the assets and liabilities of such foreign operations as of December 31, 2005, approximated their fair values.

        In addition, as of December 31, 2005, we had borrowings outstanding under our U.S. Credit Agreement of $13.6 million denominated as €11.5 million.

        We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in foreign currency exchange rates is not significant.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and the accompanying notes thereto are included elsewhere in this Annual Report on Form 10-K, as indicated below. The consolidated balance sheets are as of December 31, 2005 and 2004, and the consolidated statements of income, stockholders' equity, and cash flows are for each of the years ended December 31, 2005, 2004, and 2003.

        Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, page F-1.

        Report of Independent Registered Public Accounting Firm, page F-3.

        Consolidated Balance Sheets as of December 31, 2005 and 2004, page F-4.

        Consolidated Statements of Income for the Years Ended December 31, 2005, 2004, and 2003, page F-5.

        Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2005, 2004, 2003, page F-6.

        Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004, and 2003, page F-7.

        Notes to Consolidated Financial Statements, page F-8.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We completed an evaluation as of the end of the period covered by this Report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

Scope of Management's Report on Internal Control over Financial Reporting

        With the participation of our Chief Executive Officer and Chief Financial Officer, our management carried out an evaluation and assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. The framework on which such evaluation was based is contained in the report entitled "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Report).

        An internal control significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

        Based upon the evaluation under the framework contained in the COSO Report, management concluded that, as of December 31, 2005, our internal control over financial reporting was effective.

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

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

        The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders.

Code of Ethics

        We have adopted a Code of Ethics that applies to all of our directors, executive officers, and senior financial officers (including our chief executive officer, chief financial officer, chief accounting officer, controller, and any person performing similar functions). The Code of Ethics is available on our website at www.careered.com under the caption "Investor Relations."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Certain of the information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders.

        The following table provides information as of December 31, 2005, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	9,463,588	(1)	$25.55	2,994,563	(2)
Equity compensation plans not approved by shareholders	200,000	(3)	$19.60	—

Total	9,663,588		$25.43	2,994,563

(1)
Includes outstanding options to purchase shares of our common stock under the Career Education Corporation 1995 Stock Option Plan, the Career Education Corporation 1995 Employee Incentive Compensation Plan, and the Career Education Corporation 1998 Non-Employee Directors' Stock Option Plan.

(2)
Includes shares available for future issuances under the Career Education Corporation 1995 Stock Option Plan, the Career Education Corporation 1998 Employee Incentive Compensation Plan, the Career Education Corporation 1998 Non-Employee Directors' Stock Option Plan, and the Career

  Education Corporation 1998 Employee Stock Purchase Plan; excludes securities reflected in column (a). In addition to stock options, the Career Education Corporation 1998 Employee Incentive Compensation Plan provides for the issuance of stock appreciation rights, restricted stock, deferred stock, stock, dividend equivalents, other stock-based awards, performance awards, or cash incentive awards. As of December 31, 2005, 2,735,891 shares remain available under the Career Education Corporation 1998 Employee Incentive Compensation Plan for issuance of stock appreciation rights, restricted stock, deferred stock, stock, dividend equivalents, other stock-based awards, performance awards, or cash incentive awards.

(3)
We have an agreement with Le Cordon Bleu Limited that gives us the exclusive right to use the Le Cordon Bleu name in the United States and Canada. Under this agreement, we pay Le Cordon Bleu Limited royalties based on eligible culinary revenues collected from students enrolled in Le Cordon Bleu culinary programs at our schools. On August 30, 2002, we issued an option to purchase 200,000 shares of our common stock to Le Cordon Bleu Limited in connection with an amendment to this license agreement. The option was immediately exercisable at an exercise price per share of $19.60 and expires on August 29, 2012. The exercise price of the option represents 90 percent of the average closing sale price of our common stock during the five trading days ended August 29, 2002. The option was issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933. The issuance was made without general solicitation or advertising.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this Form 10-K or incorporated by reference as set forth below:

1. and 2.    Financial Statements of Career Education Corporation and Its Subsidiaries.

  Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, page F-1.

  Report of Independent Registered Public Accounting Firm, page F-3.

  Consolidated Balance Sheets as of December 31, 2005 and 2004, page F-4.

  Consolidated Statements of Income for the Years Ended December 31, 2005, 2004, and 2003, page F-5.

  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2005, 2004, 2003, page F-6.

  Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004, and 2003, page F-7.

  Notes to Consolidated Financial Statements, page F-8.

3.
Exhibits:

*3.1	Amended and Restated Certificate of Incorporation of the Company, as amended.
**3.2	Second Amended and Restated By-laws of the Company.
3.3	Certificate of Elimination of Series A Preferred Stock of the Company filed with the Secretary of State of Delaware on August 29, 2005.
***4.1	Form of specimen stock certificate representing Common Stock.
****4.2	Credit Agreement dated as of December 19, 2002 among Career Education Corporation, as borrower, Bank of America, N.A., as Administrative Agent, LaSalle Bank National Association and JPMorgan Chase Bank, as Co-Syndication Agents, SunTrust Bank, as documentation Agent, and the other lenders named therein. Schedules and exhibits to this Credit Agreement have not been included herewith, but will be furnished supplementally to the Commission upon request.
*****4.3	Credit Agreement dated as of February 18, 2003 among International Academy of Merchandising & Design (Canada) Ltd., Académie Internationale du Design Inc./International Academy of Design Inc., SoftTrain Institute Inc., Retter Business College Corp., Bank of America, N.A., acting through its Canadian branch, as Canadian Administrative Agent, and the other lenders named therein. Schedules and exhibits to this Credit Agreement have not been included herewith, but will be furnished supplementally to the Commission upon request.
***10.1	Career Education Corporation 1995 Stock Option Plan, as amended.++++
***10.2	Form of Incentive Stock Option Agreement under the Company's 1995 Stock Option Plan.++++
***10.3	Career Education Corporation 1998 Employee Incentive Compensation Plan.++++
***10.4	Form of Incentive Stock Option Agreement under the Company's 1998 Employee Incentive Compensation Plan.++++
***10.5	Career Education Corporation 1998 Non-Employee Directors' Stock Option Plan.++++
***10.6	Form of Non-Employee Director's Option Agreement under the Company's 1998 Non-Employee Directors' Stock Option Plan.++++

***10.7	Career Education Corporation 1998 Employee Stock Purchase Plan.++++
++10.8	First, Second, Third, Fourth, and Fifth Amendments to Career Education Corporation 1998 Employee Incentive Compensation Plan dated as of July 29, 1998, February 17, 1999, January 24, 2000, April 5, 2002, and May 19, 2003, respectively.++++
+++10.9	Employment Agreement dated as of August 1, 2000, between the Company and John M. Larson.++++
***10.10	Form of Indemnification Agreement for Directors and Executive Officers.++++
***10.11	Form of Management Fee Agreement between the Company and each of its subsidiaries.
***10.12	Form of Tax Sharing Agreement between the Company and each of its subsidiaries.
*10.13	Sixth Amendment to the Career Education Corporation 1998 Employee Incentive Compensation Plan dated as of February 27, 2004.++++
+++10.14	Seventh Amendment to the Career Education Corporation 1998 Employee Incentive Compensation Plan dated as of July 23, 2005.++++
21	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2004.
**	Incorporated herein by reference to our Current Report on Form 8-K filed on February 7, 2006.
***	Incorporated herein by reference to our Registration Statement on Form S-1, effective as of January 28, 1998.
****	Incorporated herein by reference to our Current Report on Form 8-K filed on December 20, 2002.
*****	Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.
+	Incorporated herein by reference to our Definitive Proxy Statement on Schedule 14A filed April 20, 2004.
++	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2000.
+++	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2005.
++++	Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of March 2006.

CAREER EDUCATION CORPORATION
By:	/s/ PATRICK K. PESCH Patrick K. Pesch, Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN M. LARSON John M. Larson	Chairman, President, and Chief Executive Officer (Principal Executive Officer)	March 3, 2006
/s/ PATRICK K. PESCH Patrick K. Pesch	Executive Vice President, Chief Financial Officer, Treasurer, and Assistant Secretary (Principal Financial and Accounting Officer)	March 3, 2006
/s/ DENNIS H. CHOOKASZIAN Dennis H. Chookaszian	Director	March 3, 2006
/s/ ROBERT E. DOWDELL Robert E. Dowdell	Director	March 3, 2006
/s/ PATRICK W. GROSS Patrick W. Gross	Director	March 3, 2006
/s/ THOMAS B. LALLY Thomas B. Lally	Director	March 3, 2006
/s/ STEVEN H. LESNIK Steven H. Lesnik	Director	March 3, 2006
/s/ KEITH K. OGATA Keith K. Ogata	Director	March 3, 2006
/s/ LESLIE T. THORNTON Leslie T. Thornton	Director	March 3, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Career Education Corporation

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Career Education Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Career Education Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

        In our opinion, management's assessment that Career Education Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Career Education Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Career Education Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 of Career Education Corporation, and our report dated February 27, 2006, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
Chicago, Illinois
February 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Career Education Corporation

        We have audited the accompanying consolidated balance sheets of Career Education Corporation and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Career Education Corporation's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
Chicago, Illinois
February 27, 2006

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$132,308	$349,458
Investments	272,093	—

Total cash and cash equivalents and investments	404,401	349,458
Receivables:
Students, net of allowance for doubtful accounts of $44,839 as of December 31, 2005, and $61,136 as of December 31, 2004, respectively	76,447	85,982
Other, net	5,015	5,378
Prepaid expenses	37,412	29,649
Inventories	14,090	17,347
Deferred income tax assets	10,122	18,806
Other current assets	31,067	5,980

Total current assets	578,554	512,600
PROPERTY AND EQUIPMENT, net	411,144	351,140
GOODWILL	443,584	448,896
INTANGIBLE ASSETS, net	35,286	35,881
OTHER ASSETS	37,537	38,495

TOTAL ASSETS	$1,506,105	$1,387,012

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$627	$2,274
Accounts payable	28,627	38,263
Accrued expenses:
Payroll and related benefits	39,471	38,193
Income taxes	23,509	4,663
Other	82,513	70,520
Deferred tuition revenue	152,007	166,743

Total current liabilities	326,754	320,656

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	16,358	21,591
Deferred rent obligations	89,680	15,293
Deferred income tax liabilities	31,212	39,972
Other long-term liabilities	5,854	4,669

Total long-term liabilities	143,104	81,525

STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	$—	$—
Common stock, $0.01 par value; 300,000,000 shares authorized; 103,384,741 and 102,537,406 shares issued, 98,112,741 and 102,537,406 shares outstanding as of December 31, 2005 and 2004, respectively	1,033	1,025
Additional paid-in capital	591,287	571,192
Accumulated other comprehensive income	1,989	4,396
Retained earnings	642,096	408,218
Cost of 5,272,000 shares in treasury as of December 31, 2005	(200,158)	—

Total stockholders' equity	1,036,247	984,831

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,506,105	$1,387,012

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2005	2004	2003
REVENUE:
Tuition and registration fees	$1,939,159	$1,608,450	$1,078,570
Other	95,396	120,082	99,417

Total revenue	2,034,555	1,728,532	1,177,987

OPERATING EXPENSES:
Educational services and facilities	628,665	557,144	413,515
General and administrative	958,098	822,358	535,298
Depreciation and amortization	78,720	57,469	43,908

Total operating expenses	1,665,483	1,436,971	992,721

Income from operations	369,072	291,561	185,266

OTHER INCOME (EXPENSE):
Interest income	11,967	2,952	1,004
Interest expense	(1,841)	(2,802)	(1,845)
Share of affiliate earnings	5,067	4,248	3,354
Miscellaneous income (expense)	(982)	(290)	1,334

Total other income	14,211	4,108	3,847

Income before provision for income taxes	383,283	295,669	189,113
PROVISION FOR INCOME TAXES	143,347	116,050	76,309

Income from continuing operations	239,936	179,619	112,804
DISCONTINUED OPERATIONS:
Loss from discontinued operations	(6,058)	—	—

NET INCOME	$233,878	$179,619	$112,804

NET INCOME PER SHARE—BASIC:
Income from continuing operations	$2.38	$1.77	$1.17
Loss from discontinued operations	(0.06)	—	—

Net income	$2.32	$1.77	$1.17

NET INCOME PER SHARE—DILUTED:
Income from continuing operations	$2.32	$1.71	$1.12
Loss from discontinued operations	(0.06)	—	—

Net income	$2.26	$1.71	$1.12

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	100,974	101,629	96,214

Diluted	103,383	105,004	100,522

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
				Accumulated Other Comprehensive Income (Loss)
	Issued Shares	$0.01 Par Value	Additional Paid-in Capital		Treasury Stock	Retained Earnings	Total
BALANCE, December 31, 2002	92,060	$920	$277,804	$(1,109)	$—	$115,795	$393,410
Net income	—	—	—	—	—	112,804	112,804
Foreign currency translation	—	—	—	4,095	—	—	4,095

Total comprehensive income							116,899
Compensatory options	—	—	248	—	—	—	248
Issuance of common stock	4,544	46	152,052	—	—	—	152,098
Options exercised	3,591	36	24,581	—	—	—	24,617
Tax benefit of options exercised	—	—	41,897	—	—	—	41,897

BALANCE, December 31, 2003	100,195	$1,002	$496,582	$2,986	$—	$228,599	$729,169

Net income	—	—	—	—	—	179,619	179,619
Foreign currency translation	—	—	—	1,410	—	—	1,410

Total comprehensive income							181,029
Issuance of common stock	195	2	6,246	—	—	—	6,248
Options exercised	2,147	21	25,259	—	—	—	25,280
Tax benefit of options exercised	—	—	43,105	—	—	—	43,105

BALANCE, December 31, 2004	102,537	$1,025	$571,192	$4,396	$—	$408,218	$984,831

Net income	—	—	—	—	—	233,878	233,878
Foreign currency translation	—	—	—	(2,435)	—	—	(2,435)
Unrealized gain on investments	—	—	—	28	—	—	28

Total comprehensive income							231,471
Treasury stock purchased	—	—	—	—	(200,158)	—	(200,158)
Compensatory shares	1	—	34	—	—	—	34
Issuance of common stock	207	2	5,797	—	—	—	5,803
Options exercised	640	6	8,996	—	—	—	8,998
Tax benefit of options exercised	—	—	5,268	—	—	—	5,268

BALANCE, December 31, 2005	103,385	$1,033	$591,287	$1,989	$(200,158)	$642,096	$1,036,247

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$233,878	$179,619	$112,804
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	6,058	—	—
Depreciation and amortization	78,720	57,469	43,908
Deferred income taxes	(76)	7,439	11,489
Loss on disposition of property and equipment	1,245	602	244
Tax benefit associated with option exercises	5,268	43,105	41,897
Other	812	821	991
Changes in operating assets and liabilities, net of acquisitions:
Student receivables, gross	24,142	6,653	(31,224)
Allowance for doubtful accounts	(16,132)	12,664	11,896
Other receivables, net	167	1,648	455
Inventories, prepaid expenses, and other current assets	(29,771)	231	(16,356)
Deposits and other non-current assets	2,163	3,094	2,745
Accounts payable	(9,255)	7,448	3,786
Accrued expenses, deferred rent obligations, and other liabilities	92,073	30,469	(574)
Deferred tuition revenue	(11,067)	24,892	51,226

Net cash provided by operating activities	378,225	376,154	233,287

CASH FLOWS FROM INVESTING ACTIVITIES:
Business dispositions / acquisitions, net of cash	(1,019)	(17)	(83,484)
Acquisition transaction costs	—	(26)	(6,680)
Purchases of property and equipment	(125,626)	(142,781)	(100,272)
Purchases of investments	(920,163)	—	—
Sales of investments	648,097	—	—
Other	(826)	1,054	(10)

Net cash used in investing activities	(399,537)	(141,770)	(190,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(200,158)	(499)	(8,802)
Issuance of common stock	14,801	31,528	27,894
Net proceeds from (payments of) revolving loans	(2,477)	(78,963)	66,009
Payments of capital lease obligations and other long-term debt	(1,869)	(2,977)	(3,108)
Other	—	(4)	(584)

Net cash provided by (used in) financing activities	(189,703)	(50,915)	81,409

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(6,135)	4,754	3,511

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(217,150)	188,223	127,761
CASH AND CASH EQUIVALENTS, beginning of year	349,458	161,235	33,474

CASH AND CASH EQUIVALENTS, end of year	$132,308	$349,458	$161,235

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004, and 2003

1.     DESCRIPTION OF THE COMPANY

        We are a dynamic educational services company committed to quality, career-focused learning and led by passionate professionals who inspire individual worth and lifelong achievement. Since our founding in 1994, we have progressed rapidly toward our goal of becoming the world's leading provider of quality educational services. We are the world's largest on-ground provider of private, for-profit postsecondary education and have a substantial and growing presence in online education. Our schools, which are segregated into two reporting segments, prepare students for professionally and personally rewarding careers through the operation of 86 campuses, including two online campuses, located throughout the United States and in France, Canada, and the United Kingdom.

        The College, Schools and Universities ("CSU") segment represents an aggregation of our on-ground schools that provide educational services primarily in a classroom or laboratory setting. Our CSU segment schools offer doctoral degree, master's degree, bachelor's degree, associate degree, and non-degree certificate and diploma programs in the career- oriented disciplines of business studies, visual communication and design technologies, health education, culinary arts, and information technology.

        The Online Education Group ("OEG") segment represents an aggregation of the online campuses of American InterContinental University, American InterContinental University Online ("AIU Online"), and Colorado Technical University, Colorado Technical University Online ("CTU Online") and Stonecliffe College Online (an academic division of Colorado Technical University). Our schools' online campuses collectively offer degree programs in the career-oriented disciplines of information technology, computer science, business, visual communication, criminal justice, and education. These programs provide students with the knowledge and skills we believe they will need to compete successfully in today's competitive job market.

        Our total student population as of January 31, 2006, was approximately 104,200 students, including approximately 32,700 students enrolled at our OEG segment campus.

2.     SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

        These consolidated financial statements include the accounts of CEC and our wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated. The results of operations of all acquired businesses have been consolidated for all periods subsequent to the date of acquisition.

b. Management's Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. ("GAAP") requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reported period. Significant estimates, among others, include the allowance for doubtful accounts, the allocation of purchase price to the fair value of net assets acquired in connection with business combinations, fair values used in goodwill impairment evaluations, and valuations of liabilities established as of the date of business acquisitions, including restructuring liabilities and certain long-term contractual obligations. Actual results could differ from these estimates.

c. Concentration of Credit Risk

        We extend unsecured credit for tuition to a portion of the students who are enrolled at our schools.

        Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to student receivables. Our schools calculate and record allowances for doubtful accounts based on a standard allowance estimation methodology developed by corporate financial management. As discussed in Note 7 "Changes in Allowance for Doubtful Accounts Estimate" of these notes to our consolidated financial statements, effective as of December 31, 2004, we modified our allowance estimation methodology in the fourth quarter of 2004. Our standard allowance estimation methodology considers a number of factors that, based on our collections experience, we believe have an impact on our credit risk and the realizability of our student receivables. Among these factors are a student's status (in-school or out-of-school), anticipated funding source (for example, federal loan or grant, state grant, private loan, student cash payments, etc.), whether or not an out-of-school student has completed his or her program of study, and our overall collections history. Out-of-school students include students who have withdrawn from or completed their programs of study. All other students are classified as in-school students.

        Our allowance estimation methodology divides our accounts receivable due from in-school students into groups according to each student's primary funding source. Our allowance methodology for out-of-school student accounts separates such accounts into two categories of students—those who have completed their programs of study and those that have not. We apply allowance percentage estimates that are based upon our historical collections experience to each in-school student funding source group and out-of-school student category.

        We monitor our collections and write-off experience to assess whether adjustments to our allowance percentage estimates are necessary. In this way, we believe that our allowance estimation methodology reflects our most recent collections experience and is responsive to changes in the total mix of student funding sources. Changes in trends in any of the factors that we believe impact the realizability of our student receivables, as noted above, or modifications to our credit standards, collection practices, and other related policies may impact our estimate of our allowance for doubtful accounts and our financial results. Our standard allowance estimation methodology is evaluated for propriety by corporate financial management on a periodic basis and modified as necessary. Changes to the design of our standard allowance estimation methodology, including our allowance percentage estimates, may impact our estimate of our allowance for doubtful accounts and our financial results.

        Corporate financial management reviews the allowance estimate calculations completed by each of our campuses to monitor compliance with our allowance estimation methodology and, based on judgment and consideration of emerging trends and existing facts and circumstances, may adjust the consolidated balance of our allowance estimate, as appropriate.

        A substantial portion of credit extended to students is repaid through the students' participation in various federal financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended ("HEA"), which we refer to as "Title IV Programs". The following table summarizes our U.S. schools' cash receipts from Title IV Programs for the years ended December 31, 2005, 2004, and 2003.

The balances and percentages reflected therein were determined based upon each U.S. school's cash receipts for the twelve-month period ended December 31, pursuant to the regulations of the U.S. Department of Education ("ED") at 34 C.F.R. § 600.5.

	For the Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Total Title IV funding	$1,159,366	$919,915	$671,413
Total cash receipts	$1,868,259	$1,590,479	$1,159,523
Total Title IV funding as a percentage of total cash receipts	62%	58%	58%

        Transfers of funds received from Title IV Programs are made in accordance with ED requirements. Changes in ED funding of Title IV Programs could impact our ability to attract students and the realizability of our student receivables.

d. Fair Value of Financial Instruments

        Our financial instruments consist of cash and cash equivalents, investments, accounts receivable and payable, loans receivable, long-term debt, and derivatives. The carrying values of current assets and liabilities reasonably approximate their fair values due to their short maturity periods. The carrying values of our debt obligations reasonably approximate their fair values as the stated interest rates approximate current market interest rates of debt with similar terms.

e. Revenue Recognition

        Our revenue is derived primarily from academic programs taught to students who attend our schools. We generally segregate our revenue into two categories, (1) tuition and registration fees and (2) other. Tuition and registration fees represent costs to our students of educational services provided by our schools. We generally bill a student for tuition at the beginning of an academic term, and we recognize the tuition as revenue on a straight-line basis over the academic term, which includes any applicable externship periods. The portion of tuition payments received from students but not earned is recorded as deferred tuition revenue and reflected as a current liability on our consolidated balance sheet, as such amount represents revenue that we expect to earn within the next year. If a student withdraws from one of our schools prior to the completion of the academic term, we refund the portion of tuition already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain.

        Our schools' academic year is generally at least 30 weeks in length but varies both by school and program of study and is divided by academic terms. Academic terms are determined by start dates, which also vary by school and program. Our schools charge tuition at varying amounts, depending on the school and on the type of program and specific curriculum. Our students finance tuition costs through a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, private and institutional scholarships, and cash payments. Our schools generally increase tuition one or more times annually.

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

f. Cash and Cash Equivalents

        The ED requires that Title IV Program funds collected in advance of student billings be kept in a separate cash account until the students are billed for the portion of their program related to those Title IV Program funds collected. These restricted cash balances generally remain in these separate accounts for an average of 60 to 75 days from receipt. We do not recognize restricted cash balances on our consolidated balance sheets until all restrictions have lapsed. As of December 31, 2005 and 2004, the amount of restricted cash balances kept in separate cash accounts is not significant. Restrictions on cash balances have not affected our ability to fund daily operations.

        Cash equivalents include short-term investments with a term to maturity of less than 90 days.

g. Investments

        Investments, which primarily consist of municipal auction rate securities and asset-back securities, are classified as "available-for-sale" in accordance with the provisions of Statement of Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and are recorded at fair value. Any unrealized gains or temporary unrealized losses, net of income tax effects, are reported as a component of accumulated other comprehensive income on our consolidated balance sheets. Realized gains and losses are computed on the basis of specific identification and are included in miscellaneous other income (expense) in our consolidated income statements. As of December 31, 2005, our investments in municipal auction rate securities generally have stated terms to maturity of greater than one year. However, we classify such investments as current on our consolidated balance sheets because we are generally able to divest our holdings in municipal auction rate securities at auction 30 days from our purchase date.

h. Inventories

        Inventories, consisting principally of program materials, books, food, and supplies, are stated at the lower of cost, determined on a first-in, first-out basis, or market.

i. Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are recognized using the straight-line method over the useful lives of the related assets for financial reporting purposes and an accelerated method for income tax reporting purposes. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the shorter of their estimated useful life or the lease term. Courseware represents the value of acquired curriculum and other tangible academic materials, such as lesson plans and syllabi, used to deliver educational services. Acquired courseware balances are depreciated on a straight-line basis over their useful lives, which are estimated by management based upon, among other things, the expected future utilization period and the nature of the related academic programs. Maintenance, repairs, minor renewals, and betterments are expensed; major improvements are capitalized.

j. Goodwill and Indefinite-Lived Intangible Assets

        Goodwill represents the excess of cost over fair value of identifiable net assets acquired through business purchases. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142") goodwill and indefinite-lived intangible assets are reviewed for impairment on at least an annual basis by applying a fair-value-based test. In evaluating the recoverability of the carrying value of goodwill and other indefinite-lived intangible assets, we must make assumptions regarding the fair values of our reporting units, as defined under SFAS 142. Our estimate of the fair value of each of our reporting units is based primarily on projected future operating results and cash flows and other assumptions. The failure of a reporting unit to achieve projected future operating results and cash flows, or adjustments to other valuation assumptions, could change our estimate of reporting unit fair value, in which case we may be required to record an impairment charge related to goodwill and other indefinite-lived intangible assets.

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

l. Arrangements with Affiliates

        Under a profit-sharing agreement, we are entitled to receive approximately 30% of the net income generated by the American University in Dubai, United Arab Emirates ("AU Dubai"). The amount due from AU Dubai pursuant to the agreement of approximately $2.4 million and $0.8 million, respectively, as of December 31, 2005 and 2004, is included in other non-current assets on our consolidated balance sheets, and our share of AU Dubai's 2005, 2004, and 2003 earnings is included in other income in our consolidated statements of income. During the years ended December 31, 2005, 2004, and 2003, we received distribution payments from AU Dubai totaling approximately $3.4 million, $4.0 million, and $3.3 million respectively.

m. Contingencies

        We accrue for costs associated with certain contingencies, including, but not limited to, settlement of legal proceedings and regulatory compliance matters, when such costs are probable and reasonably estimable. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved.

n. Income Taxes

        We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires the recognition of deferred income tax assets and liabilities based upon the income tax consequences of temporary differences between financial reporting and income tax reporting by applying enacted statutory income tax rates applicable to future years to differences between the financial statement carrying amounts and the income tax basis of existing assets and liabilities. SFAS 109 also requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred income tax asset will not be realized.

o. Derivative Financial Instruments

        We use derivative financial instruments principally to manage the risk of interest rate fluctuations and account for our derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities ("SFAS 133") as amended. All derivative financial instruments are recognized on the balance sheet at fair value. Changes in the fair value of derivative financial instruments are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. Gains or losses on derivative financial instruments reported in other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings in the current period. As of December 31, 2005, the fair value of our derivative financial instruments is not significant.

p. Deferred Rent Obligations

        Certain of the real estate operating lease agreements to which we are party contain rent escalation clauses or lease incentives, such as rent abatements or tenant improvement allowances. Escalation clauses and lease incentives are considered by us in determining total rent expense to be recognized during the term of the lease, which begins on the date that we take control of the leased space. Renewal options are considered by us in evaluating the overall term of the lease. Differences between periodic rent expense and periodic cash rental payments, caused primarily by the recognition of rent expense on a straight-line basis, and tenant improvement allowances due or received from lessors are recorded as deferred rent obligations on our consolidated balance sheet.

        On February 7, 2005, the SEC issued explanatory guidance expressing its views regarding certain operating lease-related accounting issues and the applicable GAAP treatment. Subsequently, we initiated a review of our lease-related accounting and determined that our previous method of accounting for tenant improvement allowances was not in accordance with GAAP. We had historically accounted for tenant improvement allowances as reductions of the related leasehold improvement asset on our consolidated balance sheets and as a reduction of capital expenditures in investing activities in our consolidated statement of cash flows. In accordance with GAAP, tenant improvement allowances should be recorded as a leasehold improvement asset and deferred rent obligation on our consolidated balance sheets and a capital expenditure and cash inflow from operating activities in our consolidated statement of cash flows. During 2005, we recorded leasehold improvements and deferred rent obligations on our consolidated balance sheets in recognition of tenant improvement allowances due or received from lessors. We also revised the presentation of our consolidated statement of cash flows to reflect cash reimbursements received for tenant improvement allowances during the year as increases in capital expenditures and an increase in cash flows from operating activities. These accounting changes, had they been adopted in prior periods, would not have had a significant effect on prior period consolidated operating results, financial position, or cash flows.

q. Share-Based Compensation

        We account for share-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("Opinion 25") and have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") related to share-based compensation issued to employees, including stock options and employee stock purchases pursuant to our employee stock purchase plan. For share-based compensation issued to employees during the years ended December 31, 2005, 2004, and 2003, compensation expense reflected in net income in our consolidated statements of income was not significant. Had we applied the fair value recognition provisions of SFAS 123 to share-based employee compensation during the years ended December 31, 2005, 2004, and 2003, our net income and earnings per share would have been as follows:

	For the Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)
Net income, as reported	$233,878	$179,619	$112,804
Share-based employee compensation expense determined under fair value method for all awards, net of tax effect	(27,977)	(16,081)	(12,448)

Pro forma net income	$205,901	$163,538	$100,356

Basic net income per share—
As reported	$2.32	$1.77	$1.17

Pro forma	$2.04	$1.61	$1.04

Diluted net income per share—
As reported	$2.26	$1.71	$1.12

Pro forma	$1.99	$1.56	$1.00

        On December 15, 2005, we accelerated the vesting of all outstanding, unvested stock options with a per share exercise price greater than $32.63 (the market closing price of our common stock as of December 15, 2005) that were previously awarded to employees, including executive officers, and directors during 2003 and 2004 under our stock option plans, such that all such options became immediately exercisable. Future pre-tax compensation expense that was eliminated as a result of the acceleration of the vesting of these options, which otherwise would have been recognized as compensation expense during the original vesting periods, totaled approximately $18.0 million. This expense, net of tax effect of approximately $6.7 million, has been reflected as a component of pro forma 2005 compensation expense. See Note 17 "Share Based Compensation" of these notes to our consolidated financial statements for a detailed discussion of this modification to certain outstanding stock options.

        The share-based compensation expense summarized above is not likely to be indicative of amounts that may be expected in future years because stock options vest over several years, share-based compensation expense is recognized as the stock options vest, additional stock option awards may be granted, and 2005 pro forma results include the non-recurring effect of the acceleration of the vesting of certain stock options. See Note 17 "Share Based Compensation" of these notes to our consolidated financial statements for a detailed discussion of our share-based employee compensation plans and assumptions used to value share-based awards granted to employees during the years ended December 31, 2005, 2004, and 2003.

        Costs associated with stock options issued to non-employees are recorded in accordance with SFAS 123. Such costs were not significant during the years ended December 31, 2005, 2004, and 2003.

r. Foreign Currency Translation

        For the years ended December 31, 2005, 2004, and 2003, revenues and expenses related to our foreign-based subsidiaries have been translated into U.S dollars at average exchange rates in effect at the time that the underlying transactions occurred, with translation gains or losses included in net income. The assets and liabilities of these subsidiaries have been translated into U.S. dollars at the year-end exchange rate, with gains and losses resulting from such translation included in accumulated other comprehensive income. The functional currency of each of our foreign subsidiaries is its local currency.

s. Educational Services and Facilities Expense

        Educational services and facilities expense includes costs directly attributable to the educational activity of our schools, including, among other things, salaries and benefits of faculty, academic administrators, and student support personnel, rents on school leases, distance learning costs, certain costs of establishing and maintaining computer laboratories, costs of student housing, owned and leased facility costs, royalty fees paid to Le Cordon Bleu Limited, and certain student financing costs. Also, included in educational services and facilities expenses are costs of other goods and services provided by our schools, including costs of textbooks, laptop computers, dormitory services, restaurant services, contract training, cafeteria services, rental services, and print-room services. Costs of such other goods and services, included in educational services and facilities expense in our consolidated statements of income, were approximately $99.0 million, $96.3 million, and $77.6 million for the years ended December 31, 2005, 2004, and 2003, respectively.

t. Recourse Loan Fees

        Under our recourse loan agreement with Sallie Mae, we are required to deposit 20% of all loans funded pursuant to such agreement into a Sallie Mae reserve account. The amount of our purchase obligation may not exceed this 20% deposit. We record such amounts as a deposit in long-term assets on our consolidated balance sheet. Amounts on deposit may ultimately be utilized to purchase loans in default, in which case recoverability of such amounts would be in question. Therefore, we establish a 100% reserve for amounts on deposit through the use of a deposit contra-account. We believe that costs associated with our Sallie Mae recourse loan programs are directly attributable to the educational activity of our schools and the support of our students. Therefore, such costs are classified as educational services and facilities expense in our consolidated statement of income. Costs are recognized on a straight-line basis over the course of the instructional term for which the underlying loan is granted as the related revenues are earned. Upon purchasing Sallie Mae loans in default, we transfer an amount equal to the total balance of the loans purchased from the deposit account to a long-term recourse loan receivable account and transfer an offsetting amount from the deposit contra-account to a long-term recourse loan receivable contra-account, such that the net book value of the purchased loans is generally zero.

        Under our recourse loan agreement with Stillwater National Bank and Trust Company ("Stillwater"), we are required to deposit 50% of all loans funded into a Stillwater reserve account. We are ultimately obligated to purchase 100% of the loans offered for sale by Stillwater. Amounts held in reserve with Stillwater will be used to finance 50% of the principal balance of any loans that we are required to purchase pursuant to the agreement. We record such amounts as a deposit in long-term assets on our consolidated balance sheet. Based on our collection experience, we establish a 100% reserve against Stillwater funds on deposit. Due to the high level of uncollectible amounts expected under the Stillwater agreement, the associated costs are classified as a reduction of the related tuition revenue in our consolidated statement of income. Costs are recognized on a straight-line basis over the course of the instructional term for which the underlying loan was granted as the related revenues are earned. Upon purchasing Stillwater loans in default, we record the total balance of the loans as a long-term recourse loan receivable and transfer the reserve for recourse loans withheld by the lender, totaling approximately 50% of the related principal balance, from the deposit contra-account to the long-term loan receivable contra-account, such that the net book value of the purchased loans is approximately 50% of the related principal balance. Based on our collection experience, we believe that the 50% reserve is reasonable to provide for Stillwater loans that have been purchased or that may be purchased and that may be ultimately uncollectible. We evaluate the collectibility of our Stillwater loan receivables on a periodic basis and may adjust our reserve estimates in future periods based on collections experience.

        See Note 11 "Recourse Loan Agreements" of these notes to our consolidated financial statements for a detailed discussion of our recourse loan agreements.

u. Advertising Costs

        Advertising costs are expensed as incurred. Advertising costs, which are included in general and administrative expenses in our consolidated statements of income, were approximately $244.6 million, $199.8 million, and $129.0 million, respectively, for the years ended December 31, 2005, 2004, and 2003.

v. Weighted Average Common Shares

        The weighted average number of common shares used to compute basic and diluted net income per share for the years ended December 31, 2005, 2004, and 2003, were as follows:

	For the Year Ended December 31,
	2005	2004	2003
	(In thousands)
Basic weighted average common shares outstanding	100,974	101,629	96,214
Common stock equivalents	2,409	3,375	4,308

Diluted weighted average common shares outstanding	103,383	105,004	100,522

        Included in stock options outstanding are options to purchase 1.4 million, 1.4 million, and 0.3 million shares of our common stock as of December 31, 2005, 2004, and 2003, respectively, that were not included in the computation of diluted net income per share because the options' exercise prices were greater than the annual average market price of our common stock and, therefore, the effect would have been anti-dilutive.

3.     STOCK SPLITS

        During 2003, our Board of Directors approved a two-for-one stock split, affected in the form of a stock dividend. The dividend was paid on August 22, 2003, to stockholders of record on August 5, 2003. All share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect this stock dividend.

4.     RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial information with more complete and comparable financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS 123, supersedes Opinion 25, and amends Statement of Financial Accounting Standards No. 95 Statement of Cash Flows. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities, other than those filing with the SEC as small business issuers, will be required to apply SFAS 123(R) during the first interim reporting period of the first fiscal year beginning on or after June 15, 2005. Therefore, we will be required to apply SFAS 123(R) beginning with our first quarter ended March 31, 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition of share-based compensation cost. Under SFAS 123(R), companies must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at the date of adoption. The acceptable transition methods include prospective and retroactive adoption alternatives.

        The impact of our adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. The requirements of SFAS 123(R) are similar to the requirements of SFAS 123. In Note 2 "Significant Accounting Principles" of these notes to our consolidated financial statements, we discuss the effect that adopting SFAS 123 would have had on prior periods. SFAS 123(R) also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current standards. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot reasonably estimate the future income tax benefits of stock option exercises, as they depend on, among other things, when employees exercise stock options

        In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ("SFAS 154"). SFAS 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes (amended), and Statement of Financial Accounting Standards No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires retrospective application to prior periods' financial statements of voluntary changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective applications of a change in accounting principle be limited to the direct effects of the change. Indirect effects of the change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for changes in accounting principles and corrections of errors made in fiscal years beginning after December 15, 2005.

5.     BUSINESS ACQUISITIONS

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

        The purchase price, including acquisition costs of approximately $2.3 million and excluding assumed debt, of approximately $18.0 million was allocated to the estimated fair values of acquired tangible and intangible assets of approximately $21.5 million and assumed liabilities of approximately

$15.0 million as of February 18, 2003. Intangible assets acquired include, among others, trade names with a total estimated fair value of approximately $1.8 million. Based on our purchase price allocation, we have recorded goodwill of approximately $11.4. We do not expect any portion of this goodwill balance to be deductible for tax reporting purposes.

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

Whitman Education Group, Inc.

        On July 1, 2003, we acquired 100% of the issued and outstanding stock of Whitman Education Group, Inc. ("Whitman") for approximately $267.8 million in cash and stock. In connection with the acquisition, Whitman shareholders received an aggregate of approximately 4.4 million shares of our common stock (0.276 shares of our common stock for each share of Whitman common stock owned at closing) and approximately $95.4 million in cash ($6.00 for each share of Whitman common stock owned at closing). Whitman was a proprietary provider of career-oriented postsecondary education. Through three wholly-owned subsidiaries, Whitman operated 22 schools in 13 states that offer a range of health education, information technology, and business studies programs. We acquired Whitman primarily because of its schools' potential for market leadership, the economic attractiveness of the educational markets that it served, and its potential for strong returns on invested capital. Our acquisition of Whitman also has allowed us to enhance our position in the health education field and further expand our presence in the fields of information technology and business studies. We have increased the schools' enrollments since the acquisition date by expanding the schools' marketing capabilities, entering new geographic markets, augmenting program offerings, and expanding Whitman's regionally accredited online learning platform of its Colorado Technical University subsidiary.

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

        The purchase price, including acquisition costs of approximately $4.9 million and excluding the $23.4 million paid to Whitman option holders, of approximately $249.3 million was allocated to the estimated fair value of acquired tangible and intangible assets of approximately $87.7 million and assumed liabilities of approximately $62.9 million as of July 1, 2003. Intangible assets include, among others, accreditation, licensing, and Title IV participation rights with an approximate fair value of $5.0 million and trade names with an approximate fair value of $16.9 million. Based on our purchase price allocation, we recorded goodwill of approximately $224.5. This amount represents an increase in goodwill of approximately $4.6 million from the $219.9 million recorded pursuant to our initial purchase price allocation. The increase is attributable to, among other things, a $4.1 million adjustment recorded during the second quarter of 2004 to increase the carrying amount of the current income tax liability that existed as of the date of acquisition. We do not expect any portion of the goodwill balance to be deductible for income tax reporting purposes.

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

Pro Forma Results of Operations

        The following unaudited pro forma results of operations for the year ended December 31, 2003, assumes that the Whitman business acquisition, described above, occurred as of the beginning of 2002, the year preceding the year of acquisition. The unaudited pro forma results of operations are based on historical results of operations and include adjustments for depreciation, amortization, interest, taxes, and any shares of our common stock issued in connection with the acquisition, and do not necessarily reflect the actual results that would have occurred. Actual results of operations for the years ended December 31, 2005 and 2004, are shown for comparative purposes (in thousands, except per share amounts).

	For the Year Ended December 31,
	2005 Actual	2004 Actual	2003 Pro Forma
			(Unaudited)
Revenue	$2,034,555	$1,728,532	$1,243,113

Net income	$233,878	$179,619	$120,901

Basic net income per share	$2.32	$1.77	$1.23

Diluted net income per share	$2.26	$1.71	$1.18

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

        The purchase price, including acquisition costs of approximately $0.4 million, of approximately $8.1 million was allocated to the estimated fair value of acquired tangible and intangible assets of approximately $5.7 million and assumed liabilities of approximately $3.8 million as of August 5, 2003. Intangible assets include, among others, accreditation, licensing, and Title IV participation rights with an approximate fair value of $0.9 million and a trade name with an approximate fair value of $2.5 million. Based on our purchase price allocation, we have recorded goodwill of approximately $6.2 million. This amount represents an increase in goodwill of approximately $1.6 million from the $4.6 million recorded pursuant to our initial purchase price allocation. The increase is attributable to, among other things, the recognition during 2004 of an estimated financial aid refund liability of $2.0 million that existed as of the date of acquisition. We expect the goodwill balance to be deductible for income tax reporting purposes.

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

6.     CASH AND CASH EQUIVALENTS AND INVESTMENTS

        Cash and cash equivalents and investments consist of the following as of December 31, 2005 and 2004 (in thousands):

December 31, 2005

	Gross Unrealized
	Cost	(Loss)	Gain	Fair Value
Cash and cash equivalents:
Cash	$64,367	$—	$—	$64,367
Money market funds	44,513	—	—	44,513
Commercial paper	23,427	—	1	23,428

Total cash and cash equivalents	132,307	—	1	132,308

Investments (available-for-sale):
Auction rate municipal bonds(1)	239,003	(3)	—	239,000
Asset-backed securities	30,444	(41)	85	30,488
Mortgage-backed securities	2,619	(14)	—	2,605

Total investments	272,066	(58)	85	272,093

Total cash and cash equivalents and investments	$404,373	$(58)	$86	$404,401

(1)
Investments in auction rate municipal bonds generally have stated terms to maturity of greater than one year. However, we classify investments in auction rate municipal bonds as current on our consolidated balance sheet because we are generally able to divest our holdings at auction 30 days from our purchase date.

December 31, 2004

	Gross Unrealized
	Cost	(Loss)	Gain	Fair Value
Cash and cash equivalents:
Cash	$73,264	$—	$—	$73,264
Money market funds	247,969	—	—	247,969
Commercial paper	28,225	—	—	28,225

Total cash and cash equivalents	$349,458	$—	$—	$349,458

        As of December 31, 2005, all unrealized losses in the above tables relate to cash equivalents and available-for-sale investments that have been in a continuous unrealized loss position for less than one year. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been less than cost basis, the financial condition of the investee, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value. The declines in the fair value of the above investments are considered temporary in nature and, accordingly, we do not believe these investments are impaired as of December 31, 2005.

        A schedule of available-for-sale investments segregated by their original stated terms to maturity as of December 31, 2005, is as follows:

	Less than one year	One to five years	Six to ten years	Greater than ten years	Total
Original stated term to maturity of available-for-sale investments as of December 31, 2005	$6,020	$39,511	$5,457	$221,105	$272,093

        Although the stated term to maturity of certain of our available-for-sale investments are greater than one year, all of our available-for-sale investments are classified as current assets on our consolidated balance sheet as the investments are readily marketable and available for use in our current operations.

        Realized gains or losses resulting from sales of investments during the years ended December 31, 2005, 2004, and 2003, were not significant.

7.     CHANGE IN ALLOWANCE FOR DOUBTFUL ACCOUNTS ESTIMATE

        As previously disclosed, effective December 31, 2004, we increased our estimate of our allowance for doubtful accounts with respect to student receivables. We periodically evaluate our student receivables balances and establish an allowance for doubtful accounts based on estimates and assumptions, which we review and modify based on emerging information. Using improved analytical tools, we analyzed our student receivables collection rates, together with changes in financial aid funding sources, and determined that we should increase our estimate for our allowance for doubtful accounts and also modify our estimation methodology. Among other things, our analysis reflected a correlation between student funding sources and the ultimate collectibility of accounts due from our in-school student population. Based on the results of our analysis, we determined that it would be appropriate to utilize an allowance estimation methodology that separates our student receivables due from in-school students into groups according to each student's primary funding source. In addition, we modified our allowance methodology for out-of-school student receivables to segregate such receivables into two categories—receivables due from students who completed their programs of study and receivables due from students who did not.

        Our revised allowance estimation methodology has been applied to our financial statements as of and for the years ended December 31, 2005 and 2004. The change in our estimate of our allowance for doubtful accounts resulted in additional bad debt expense recorded in general and administrative expense during the fourth quarter of 2004 of approximately $18.9 million. The effect of the additional bad debt expense on fourth quarter 2004 net income was $11.5 million after taxes, or $0.11 per diluted share.

8.     SALE OF STUDENT RECEIVABLES

        In March 2005, we entered into an agreement to sell a portion of our student receivables on a non-recourse basis to a third-party finance company. We did not retain any interests in, nor do we service, the receivables that we sold. All receivables sold had been written-off or were fully reserved for as of the date of the sale. Proceeds received from the sale of the receivables amounted to $1.2 million and were recorded as a reduction of bad debt expense for the year ended December 31, 2005.

9.     PROPERTY AND EQUIPMENT

        The estimated cost basis and useful lives of property and equipment as of December 31, 2005 and 2004, are as follows:

	December 31,
	2005	2004	Life
	(In thousands)
Land	$7,235	$5,825
Buildings and improvements	29,174	25,875	15-35 years
Computer hardware and software	135,074	113,019	3 years
Courseware	42,555	46,054	5-12 years
Classroom equipment and other instructional materials	76,871	62,221	5-10 years
Furniture, fixtures, and equipment	65,303	47,886	7 years
Leasehold improvements	303,434	229,084	Life of lease
Vehicles	466	443	5 years

	660,112	530,407
Less—Accumulated depreciation	248,968	179,267

	$411,144	$351,140

        Depreciation expense for the years ended December 31, 2005, 2004, and 2003, was $78.2 million, $56.4 million, and $42.4 million, respectively.

        From time to time, we enter into agreements that commit us to certain minimum capital expenditures. As of December 31, 2005, such commitments are not significant.

10.   GOODWILL AND OTHER INTANGIBLE ASSETS

        Changes in the carrying amount of goodwill during the years ended December 31, 2005 and 2004, are as follows (in thousands):

Goodwill balance as of December 31, 2003	$441,994
Purchase accounting adjustments	5,276
Effect of foreign currency exchange rate changes	1,626

Goodwill balance as of December 31, 2004	448,896

Write-off of goodwill balances in connection with discontinued operations(1)	(3,567)
Effect of foreign currency exchange rate changes	(1,745)

Goodwill balance as of December 31, 2005	$443,584

(1)
See Note 19 "Discontinued Operations," of these notes to our consolidated financial statements for further detail.

        As of December 31, 2005 and 2004, all goodwill relates to schools within our CSU segment. Approximately $47.4 million of our total goodwill balance is expected to be deductible in future periods for income tax reporting purposes.

        In accordance with SFAS 142, our goodwill balances were reviewed for impairment during 2005 through the application of a fair-value-based test. The results of the test indicated no goodwill impairment, as, for all reporting units, our estimate of reporting unit fair value exceeded the carrying value of the reporting unit. Our estimate of the fair value of each of our reporting units was based primarily on projected future operating results and cash flows and other assumptions. Although we believe our projections and resulting estimates of fair value are reasonable, historically, our projections have not always been achieved. For our Health Education division and Gibbs division reporting units, estimated fair values exceed carrying values by a relatively slim margin, such that the failure of either of these reporting units to achieve forecasted operating results and cash flows in the near term or long term may reduce its estimated fair value below its carrying value and result in the recognition of a goodwill impairment charge, the amount of which we are not able to determine at this time. The goodwill balance as of December 31, 2005, attributable to our Health Education division and Gibbs division is $216.0 million and $10.4 million, respectively. We will continue to monitor the operating results and cash flows of these reporting units on a quarterly basis for signs of possible declines in estimated fair value and goodwill impairment.

        As of December 31, 2005 and 2004, the cost basis and weighted average useful lives of intangible assets are as follows:

		December 31, 2005			December 31, 2004
	Weighted Average Remaining Useful Life
		Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
	(In Years)	(In thousands)			(In thousands)
Amortizable intangible assets:
Covenants not-to-compete	1.0	$15,330	$(15,291)	$39	$15,250	$(15,188)	$62
Licensing agreements	3.6	3,000	(2,010)	990	3,000	(1,691)	1,309
Trade names	11.0	1,622	(456)	1,166	1,622	(350)	1,272
Other	5.0	961	(907)	54	900	(900)	—

Amortizable intangible assets, net	7.4	$20,913	$(18,664)	2,249	$20,772	(18,129)	$2,643

Non-amortizable intangible assets:
Accreditation, licensing, and Title IV Program participation rights				11,120			11,128
Trade names				21,917			22,110

				33,037			33,238

Intangible assets, net				$35,286			$35,881

        Amortizable intangible assets are amortized on a straight-line basis over their estimated remaining useful lives, which range from one year to 11 years. Also, as of December 31, 2005, net intangible assets includes accreditation, licensing, and Title IV Program participation rights and trade names that are considered to have indefinite useful lives and, in accordance with SFAS 142, are not subject to amortization but rather reviewed for impairment on at least an annual basis by applying a fair-value-based test.

        Amortization expense was $0.6 million, $1.1 million, and $1.1 million, respectively, during the years ended December 31, 2005, 2004, and 2003. As of December 31, 2005, estimated future amortization expense is as follows (in thousands):

2006	$480
2007	439
2008	439
2009	154
2010	113
2011 and thereafter	624

Total	$2,249

11.   RECOURSE LOAN AGREEMENTS

        We have entered into agreements with Wachovia Bank ("Wachovia"), Sallie Mae, and Stillwater to provide private recourse loans to qualifying students.

        Sallie Mae.    Our original recourse loan agreement with Sallie Mae was effective from July 1, 2002, to February 28, 2006. We have entered into a new recourse loan agreement with Sallie Mae effective March 1, 2006, which has an expiration date of June 30, 2009. Under both our original and new recourse loan agreements with Sallie Mae, we are required to deposit 20% of all recourse loans funded under the agreement into a Sallie Mae reserve account.

        Under our original recourse loan agreement, loans funded were intended for students whose credit scores were less than the credit score required under Sallie Mae's non-recourse loan program for our students. A student was generally eligible for a Sallie Mae recourse loan under the original agreement if (1) the student demonstrated a specified minimum credit score, (2) any bankruptcy proceeding involving the student had been discharged for at least 18 months, and (3) the student was not in default or delinquent with respect to any prior student loan. Under the terms of the original agreement, we are obligated to purchase, with funds that have been deposited into the reserve account as discussed above, recourse loans funded under the original agreement (a) that have been delinquent for 150 days or (b) upon the bankruptcy, death, or total and permanent disability of the borrower. The amount of our repurchase obligation under the original agreement may not exceed 20% of loans funded under the original agreement, which also represents the amount that is withheld by Sallie Mae and deposited into the reserve account. Any balance remaining in the reserve account after all recourse loans have been either repaid in full or repurchased by us will be paid to us. Our new recourse loan agreement with Sallie Mae has substantially similar terms, with the exception that students and, if applicable, their qualified co-borrowers, must demonstrate a slightly higher specified minimum credit score than the credit score required under the original agreement to be eligible for a recourse loan.

        We record amounts withheld by Sallie Mae in the reserve account as a deposit in long-term assets on our consolidated balance sheet. Amounts on deposit may ultimately be utilized to purchase loans in default, in which case recoverability of such amounts would be in question. Therefore, we establish a 100% reserve against amounts on deposit through the use of a deposit contra-account. We believe that costs associated with our Sallie Mae recourse loan programs are directly attributable to the educational activity of our schools and the support of our students. Therefore, such costs are classified as educational services and facilities expense in our consolidated statement of income. Costs are recognized on a straight-line basis over the course of the instructional term for which the underlying loan was granted as the related revenues are earned. Upon purchasing Sallie Mae loans in default, we transfer an amount equal to the total balance of the loans purchased from the deposit account to a long-term recourse loan receivable account and transfer an offsetting amount from the deposit contra-account to a long-term recourse loan receivable contra-account, such that the net book value of the purchased loans is generally zero.

        Stillwater.    The private student loans subject to the Stillwater purchase agreement are made by Stillwater, and serviced by Sallie Mae, to students at our schools if (1) the student demonstrates a specified minimum credit score, which is less than the minimum credit score required pursuant to our recourse loan agreement with Sallie Mae (2) any bankruptcy proceeding involving the student has been discharged for at least 18 months, and (3) the student is not in default or delinquent with respect to any prior student loan. Under the terms of the purchase agreement, Stillwater retains 50% of the loan amounts disbursed and deposits this amount into a reserve account. Under the terms of the purchase agreement, Stillwater has an option, but not an obligation, to sell to us 100% of these private student loans on a monthly basis. We are required to purchase all private student loans offered for sale by Stillwater for a price equal to the current principal balance plus accrued interest. To date, we have purchased all private student loans offered for sale by Stillwater. Upon purchase of private student loans from Stillwater, we receive all funds that were placed into the reserve account with respect to the specific loans purchased.

        Amounts held in reserve with Stillwater will be used to finance 50% of the principal balance of any loans that we are required to purchase pursuant to the agreement. We record such amounts as a deposit in long-term assets on our consolidated balance sheet. Based on our collection experience, we establish a 100% reserve against Stillwater funds on deposit. Due to the high level of uncollectible amounts expected under the Stillwater agreement, the associated costs are classified as a reduction of the related tuition revenue in our consolidated statement of income. Costs are recognized on a straight-line basis over the course of the instructional term for which the underlying loan was granted as the related revenues are earned. Upon purchasing Stillwater loans in default, we record the total balance of the loans as a long-term recourse loan receivable and transfer the reserve for recourse loans withheld by the lender, totaling approximately 50% of the related principal balance, from the deposit contra-account to the long-term loan receivable contra-account, such that the net book value of the purchased loans is approximately 50% of the related principal balance. Based on our collection experience, we believe that the 50% reserve is reasonable to provide for Stillwater loans that have been purchased or that may be purchased and that may be ultimately uncollectible. We evaluate the collectibility of our Stillwater loan receivables on a periodic basis and may adjust our reserve estimates in future periods based on collections experience.

        Wachovia.    As noted above, our recourse loan agreement with Wachovia expired in June 2003 and was not renewed. The agreement, which required us to deposit 14%-16% of each loan funded under the agreement into a Wachovia reserve account, contained no provision with respect to the maximum annual or cumulative amount of recourse loans that Wachovia would provide to our qualifying students during the term of the agreement. Recourse loans funded under this agreement were intended for students whose credit scores were less than the credit score required under Wachovia's non-recourse loan program. A student was generally eligible for a recourse loan if the student (1) demonstrated a specified minimum credit score, (2) had not filed for bankruptcy within the preceding four years, and (3) was not in default or delinquent with respect to any prior student loan. Under the terms of the agreement, we were obligated to purchase, with funds that were deposited by us into the reserve account referenced above, recourse loans funded under the agreement that had been in default, as defined, for 90 days. The amount of our repurchase obligation would not exceed the 14%-16% of loans funded under the agreement that was deposited by us into the reserve account. Any balance remaining in the reserve account ninety-six months from the end of the year the loans were disbursed will be paid to us.

        We recorded amounts withheld by Wachovia in the reserve account as a deposit in long-term assets on our consolidated balance sheet. Amounts on deposit may ultimately be utilized to purchase loans in default, in which case recoverability of such amounts would be in question. Therefore, we established a 100% reserve against amounts on deposit through the use of a deposit contra-account. We believe that costs associated with our Wachovia recourse loan programs were directly attributable to the educational activity or our schools and the support of our students. Therefore, such costs were classified as educational services and facilities expense in our consolidated statement of income. Costs were recognized on a straight-line basis over the course of the instructional term for which the underlying loan was granted as the related revenues were earned. Upon purchasing Wachovia loans in default, we transferred an amount equal to the total balance of the loans purchased from the deposit account to a long-term recourse loan receivable account and transferred an offsetting amount from the deposit contra-account to a long-term recourse loan receivable contra-account, such that the net book value of the purchased loans was generally zero.

        The following table reflects selected information with respect to each of our recourse loan agreements, including cumulative loan disbursements and purchase activity under the agreements from inception through December 31, 2005 (in millions, except for cumulative loan limits per student):

Lender	Agreement Effective Date	Disbursed Loan Limit		Cumulative Loan Limit Per Student(7)	Loans Disbursed to Date(8)	Loans Purchased to Date(9)	Loans We May be Required to Purchase(10)
Sallie Mae	July 2002 to June 2009(1)	$180.0	(4)	$12,000 to $23,000	$82.2	$9.6	$6.8
Stillwater	Commenced December 2003(2)	$20.0	(5)	$7,500 to $13,500	$19.5	$16.8	$5.8
Wachovia	June 2001 to June 2003(3)	N/A	(6)	None	$70.7	$10.5	$—

(1)
Our original recourse loan agreement with Sallie Mae was effective from July 1, 2002 to February 28, 2006. We have entered into a new recourse loan agreement effective March 1, 2006 that has an expiration date of June 30, 2009.

(2)
The Stillwater agreement commenced in December 2003 and has no stated termination date. Either party may terminate the agreement 90 days after notifying the other party of its intention to do so.

(3)
The Wachovia agreement expired in June 2003 and was not renewed.

(4)
Prior to the new agreement effective March 1, 2006, the Sallie Mae agreement had no stated limit for the amount of loans disbursed under the agreement. Loans funded prior to March 1, 2006, were subject to this previous agreement. Under the new agreement, the total amount of loans that may be funded may not exceed $180.0 million through June 30, 2008, with annual funding limits of $20.0 million for the period March 1, 2006, to June 30, 2006, $80.0 million for the period July 1, 2006, to June 30, 2007, and $80.0 million for the period July 1, 2007, to June 30, 2008. There is currently no stated loan funding limit for the period of July 1, 2008, to June 30, 2009. Instead, any funding limit must be negotiated by both parties prior to July 1, 2008.

(5)
Under the Stillwater agreement, the total amount of loans held by Stillwater under the agreement at any time cannot exceed $20.0 million.

(6)
The Wachovia agreement had no stated limit for the amount of loans disbursed under the agreement.

(7)
Loan limit per student generally represents the maximum loan amount available to an individual student during his or her complete academic program at one of our schools. Loan limits vary based on the length of the student's academic program.

(8)
The principal balance of loans disbursed under each agreement during the years ended December 31, 2005, 2004, and 2003, were as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Sallie Mae	$37,773	$36,526	$7,862
Stillwater	11,026	8,365	74
Wachovia	—	—	4,094

	$48,799	$44,891	$12,030

(9)
Loan balances, which include principal plus accrued interest, purchased by us under each agreement during the years ended December 31, 2005, 2004, and 2003, were as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
Sallie Mae	$8,841	$770	$—
Stillwater	13,908	2,904	—
Wachovia	—	3,131	6,899

	$22,749	$6,805	$6,899

(10)
Loans we may be required to purchase represents the maximum principal amount of loans under each agreement that we may be required to purchase in the future based on cumulative loans disbursed and purchased through December 31, 2005. As noted above, our agreement with Wachovia expired in June 2003 and was not renewed, and as of December 31, 2005, we have no obligation to purchase additional loans under this agreement.

        Costs associated with our recourse loan agreements as of and for the years ended December 31, 2005, 2004, and 2003, are set forth below (in thousands). As discussed above, costs incurred in connection with our Sallie Mae and Wachovia agreements are classified as a component of educational services and facilities expense in our consolidated statement of income, and costs incurred in connection with our Stillwater agreement are classified as a reduction of tuition and registration fee revenue in our consolidated statement of income.

	Year ended December 31,
	2005	2004	2003
Sallie Mae	$8,731	$6,267	$1,163

Stillwater	$5,928	$3,490	$12

Wachovia	$—	$—	$3,805

        Outstanding recourse loan deposit, contra-deposit, loan receivable, and contra-loan receivable balances as of December 31, 2005 and 2004, are set forth below (in thousands).

	Deposits	Contra-Deposits	Net Book Value
Sallie Mae
As of December 31, 2005	$6,893	$6,702	$191

As of December 31, 2004	$8,425	$6,532	$1,893

Stillwater
As of December 31, 2005	$3,072	$2,721	$351

As of December 31, 2004	$3,127	$3,127	$—

	Loans Receivable	Allowance For Uncollectible Loans	Net Book Value
Sallie Mae
As of December 31, 2005	$9,583	$9,583	$—

As of December 31, 2004	$770	$770	$—

Stillwater
As of December 31, 2005	$17,747	$11,181	$6,566

As of December 31, 2004	$2,948	$1,508	$1,440

Wachovia
As of December 31, 2005	$13,248	$13,248	$—

As of December 31, 2004	$13,395	$13,395	$—

12.   DEBT AND CREDIT AGREEMENTS

        Our outstanding debt balances as of December 31, 2005 and 2004, consist of the following:

	December 31,
	2005	2004
	(In thousands)
Revolving loans under credit agreements
U.S. Credit Agreement	$13,623	$15,602
Canadian Credit Agreement (in USD)	—	2,501
Equipment under capital leases, secured by related equipment, discounted at a weighted average annual interest rate of 6.80% and 7.70%, respectively, as of December 31, 2005 and 2004	3,341	4,683
Other	21	1,079

	16,985	23,865
Less—Current portion	627	2,274

	$16,358	$21,591

        As of December 31, 2005, future annual principal payments of our outstanding debt obligations are as follows (in thousands):

2006	$627
2007	14,441
2008	406
2009	300
2010	319

Total	$16,093

        Selected details of our credit agreements as of and for the years ended December 31, 2005 and 2004, were as follows (dollars in thousands; all dollars shown in USD):

	December 31,
	2005	2004
U.S. Credit Agreement:
Credit availability	$168,669	$164,834
Outstanding letters of credit	$17,708	$19,564
Availability for additional letters of credit	$82,292	$80,436
Average daily revolving credit borrowings for the year ended	$14,544	$15,718
Weighted average annual interest rate(1)	2.89%	3.71%
Commitment fee rate(2)	0.20%	0.20%
Letter of credit fee rate(3)	0.75%	0.75%
Canadian Credit Agreement:
Credit availability (USD)	$10,000	$7,499
Average daily revolving credit borrowings for the year ended (USD)	$769	$2,892
Weighted average annual interest rate	3.56%	3.90%
Commitment fee rate(2)	0.20%	0.20%

(1)
The weighted average annual interest rate for our U.S. Credit Agreement includes the impact on interest expense of our interest rate swap agreement, as discussed below.

(2)
The commitment fee rate represents the annual rate charged on the unused portion of our revolving line of credit.

(3)
The letter of credit fee rate represents the annual rate charged on outstanding letters of credit.

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

        Our domestic subsidiaries have jointly and severally guaranteed repayment of our obligations under the U.S. Credit Agreement. Under the U.S. Credit Agreement, we are limited in our ability to take certain actions, including, among others, consummating certain acquisitions or mergers, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring other debt in excess of specified amounts, prepaying other debt, and making certain investments. We are also required to satisfy certain financial covenants on a periodic basis, including the maintenance of a maximum consolidated leverage ratio of 2.00:1, a minimum fixed charge coverage ratio of 1.50:1, a minimum level of consolidated net worth, and a minimum annual consolidated ED financial responsibility composite score of 1.50. As of December 31, 2005, we were in compliance with the covenants of our U.S. Credit Agreement.

        During the first quarter of 2003, we entered into an interest rate swap agreement to effectively fix at 2.88% the variable portion of the rate of interest payable by us on a certain portion of €13.5 million, borrowed during 2003 under our U.S. Credit Agreement to finance our acquisition of the INSEEC Group. Approximately €2.0 million of this borrowing was repaid during the second quarter of 2004. The notional amount of the interest rate swap, originally €12.0 million, decreased to €1.5 million on December 28, 2005, and the agreement will expire on March 28, 2006. The impact of the interest rate swap agreement on our consolidated financial position, results of operations, and cash flows during the years ended December 31, 2005, 2004, and 2003, was not significant.

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

        CEC has guaranteed repayment of our Canadian subsidiaries' obligations under the Canadian Credit Agreement. Under the Canadian Credit Agreement, our Canadian subsidiaries are limited in their ability to take certain actions, including, among others, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring debt in excess of specified amounts, prepaying other debt, and making certain investments. As of December 31, 2005, our Canadian subsidiaries were in compliance with the covenants of our Canadian Credit Agreement.

13.   LEASES

        We lease most of our administrative and educational facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2028. Lease terms generally range from five to 10 years with one to two renewal options for extended terms. We are required to make additional payments under facility operating leases for taxes, insurance, and other operating expenses incurred during the operating lease period.

        Certain of our leases contain rent escalation clauses and lease incentives, including rent abatements and tenant improvement allowances. Rent escalation clauses and lease incentives are considered by us in determining total rent expense to be recognized during the term of the lease, which begins with the date we take control of the leased space. Renewal options are considered by us in evaluating the overall term of the lease. Differences between periodic rent expense and periodic cash rental payments, caused primarily by the recognition of rent expense on a straight-line basis, and tenant improvement allowances due or received from lessors are recorded as deferred rent obligations on our consolidated balance sheet.

        In addition, we have financed the acquisition of certain equipment through capital lease arrangements and have assumed capital lease obligations in connection with certain acquisitions. The current portion of our capital lease obligations is included within current maturities of long-term debt on our consolidated balance sheet, and the long-term portion of our capital lease obligations is included within long-term debt on our consolidated balance sheet. The cost basis and accumulated depreciation of assets recorded under capital leases, which are included in property and equipment, are as follows as of December 31, 2005:

	As of December 31,
	2005	2004
	(In thousands)
Cost	$5,747	$5,842
Accumulated depreciation	(4,648)	(4,097)

Net book value	$1,099	$1,745

        Depreciation expense recorded in connection with assets recorded under capital leases was $0.6 million, $0.9 million, and $3.7 million, respectively, during the years ended December 31, 2005, 2004, and 2003.

        Rent expense, exclusive of related taxes, insurance, and maintenance costs, totaled approximately $147.9 million, $118.2 million, and $81.7 million, respectively, for the years ended December 31, 2005, 2004, and 2003.

        As of December 31, 2005, future minimum lease payments under capital leases and operating leases are as follows (in thousands):

	Capital Leases	Operating Leases	Total
2006	$823	$121,317	$122,140
2007	951	120,030	120,981
2008	517	114,460	114,977
2009	388	108,289	108,677
2010	388	103,288	103,676
2011 and thereafter	969	614,502	615,471

	$4,036	$1,181,886	$1,185,922

Less—Portion representing interest at a weighted average annual rate of 6.80%	(695)

Principal	3,341
Less—Current portion	(623)

	$2,718

14.   COMMITMENTS AND CONTINGENCIES

Culinary Licensing Agreement

        We have an agreement with Le Cordon Bleu Limited that gives us the exclusive right to use the Le Cordon Bleu trade name in the United States and Canada. Under this agreement, we pay Le Cordon Bleu Limited royalties based on eligible culinary revenues collected from students enrolled in Le Cordon Bleu culinary programs at our schools. Royalty expense during the years ended December 31, 2005, 2004, and 2003, was approximately $15.0 million, $13.8 million, and $10.9 million, respectively. The licensing agreement terminates on December 31, 2008, but can be renewed for two successive five-year terms if certain conditions are met.

        Effective August 30, 2002, the agreement was amended to reduce the royalty rate payable on eligible culinary revenues from eight percent to two percent for the period from September 1, 2002, to December 31, 2008. On August 30, 2002, as consideration for the reduction of the royalty rate, we paid Le Cordon Bleu Limited a one-time royalty fee of $40.0 million and issued to Le Cordon Bleu Limited an option to purchase 200,000 shares of our common stock. The option was immediately exercisable at an exercise price per share of $19.60 and expires on August 29, 2012. This one-time fee was recorded as a prepaid expense and is being amortized to royalty expense on a straight-line basis over the life of the amended agreement. Total amortization of this one-time fee included in the royalty expense totals above was $6.8 million for each of the years ended December 31, 2005, 2004, and 2003, respectively.

        The fair value of the option of approximately $3.0 million was estimated on the date of the grant using the Black-Scholes option pricing model. The assumptions used to estimate the fair value of the option are as follows:

Dividend yield	—
Risk-free interest rate	4.0%
Volatility	50%
Contractual life (in years)	10

        The total cash and equity consideration paid to Le Cordon Bleu Limited totaling approximately $43.0 million was recorded as a prepaid asset. The unamortized balance as of December 31, 2005, is approximately $21.4 million. The amount will be amortized to educational services and facilities expense in our consolidated statement of income on a straight-line basis over the remaining term of the licensing agreement.

Litigation

        We are, or were, a party to the following pending legal proceedings that are outside the scope of ordinary routine litigation incidental to our business:

Employment Litigation

        Vander Vennet, et al. v. American InterContinental University, Inc., et al.    As previously disclosed, on August 24, 2005, former admissions advisors of AIU Online filed a lawsuit in the United States District Court for the Northern District of Illinois alleging that we, AIU Online, and the President of our OEG segment, violated the Fair Labor Standards Act ("FLSA"), the Illinois Minimum Wage Law, and the Illinois Wage Payment and Collection Act by failing to pay the plaintiffs for all of the overtime hours they allegedly worked. Plaintiffs seek unspecified lost wages, liquidated damages, attorneys' fees, and injunctive relief. The plaintiffs are also seeking certification as a class under the FLSA. On December 22, 2005, the Court granted plaintiffs' motion to send FLSA Notice, and plaintiffs' counsel has distributed such notice to current and former employees. Defendants deny all of the material allegations in the complaint and are vigorously defending the claims and opposing class certification.

        Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of this matter. An unfavorable outcome could have a material adverse impact on our business, results of operations, cash flows, and financial condition.

Securities Litigation

        In re Career Education Corporation Securities Litigation.    As previously disclosed, between December 9, 2003, and February 5, 2004, six purported class action lawsuits were filed in the United States District Court for the Northern District of Illinois by and on behalf of certain purchasers of our common stock against us and two of our executive officers, John M. Larson and Patrick K. Pesch. The suits purportedly were brought on behalf of all persons who acquired shares of our common stock during specified class periods. The complaints allege that in violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of our business and prospects during the putative class periods, causing the respective plaintiffs to purchase shares of our common stock at artificially inflated prices. The plaintiffs further claim that John M. Larson and Patrick K. Pesch are liable as control persons under Section 20(a) of the Exchange Act. The plaintiffs ask for unspecified amounts in damages, interest, and costs, as well as ancillary relief. Five of these lawsuits were found to be related to the first filed lawsuit, captioned Taubenfeld v. Career Education Corporation et. al. (No. 03 CV 8884), and were reassigned to the same judge.

        On March 19, 2004, the Court ordered these six cases to be consolidated and appointed Thomas Schroeder as lead plaintiff. On April 6, 2004, the Court appointed the firm of Labaton Sucharow & Rudoff LLP, which represents Mr. Schroeder, as lead counsel. On June 17, 2004, plaintiffs filed a consolidated amended complaint, which defendants moved to dismiss on July 30, 2004. On February 11, 2005, defendants' motion to dismiss was granted, without prejudice. On April 1, 2005, plaintiffs filed a second amended complaint, which defendants moved to dismiss on May 20, 2005. Plaintiffs' filed their response brief on July 8, 2005, and defendants' reply was filed on August 8, 2005. In addition, the Court issued an order changing the caption of this lawsuit to In re Career Education Corporation Securities Litigation.

        Derivative Actions.    As previously disclosed, on January 5, 2004, a derivative action captioned McSparran v. John M. Larson, et. al. ("McSparran"), was filed in the United States District Court for the Northern District of Illinois on behalf of CEC, against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, Nick Fluge, Jacob P. Gruver, and Todd H. Steele, and CEC as a nominal defendant. Each individual defendant in this action is or was one of our officers and/or directors. The lawsuit alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and breach of fiduciary duties for insider stock sales and misappropriation of information, generally based on allegations of conduct similar to that complained of in the In re Career Education Corporation Securities Litigation matter described above. The plaintiffs ask for unspecified amounts in damages, interest, and costs, as well as ancillary relief.

        On October 1, 2004, the court ordered the McSparran lawsuit to be consolidated with the derivative action captioned Ulrich v. John M. Larson, et al., which was filed in the United States District Court for the Northern District of Illinois on July 20, 2004, and names the same defendants and asserts the same claims as alleged in the McSparran lawsuit. On November 5, 2004, plaintiffs filed an amended consolidated complaint in this matter, which the defendants moved to dismiss on December 31, 2004. Plaintiffs filed their response to defendants' motion on February 11, 2005. Defendants' reply in support of their motion to dismiss was filed on March 11, 2005, along with a motion for a protective order staying discovery pending resolution of defendants' motion to dismiss. On March 24, 2005, the Court stayed discovery pending resolution of defendants' motion to dismiss. On March 18, 2005, plaintiffs filed a motion to compel the production of certain documents, which the court denied on March 24, 2005. On January 27, 2006, the Court issued an order denying defendants' motion to dismiss. On February 15, 2006, defendants filed a motion for expedited reconsideration of the Court's denial of defendants' motion to dismiss. The Court heard oral argument on this motion on March 1, 2006, and defendants are awaiting a ruling on the motion.

        As previously disclosed, on July 2, 2004, a derivative action captioned Xiao-Qiong Huang v. John M. Larson, et al., was filed in the Circuit Court of Cook County, Illinois, Chancery Division, on behalf of CEC, against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, Nick Fluge, and Jacob P. Gruver, and CEC as a nominal defendant. Each of the individual defendants is or was one of our officers and/or directors. The lawsuit alleges breach of fiduciary duty and misappropriation of confidential information for personal profit by the individual defendants and seeks contribution and indemnification on behalf of CEC. On February 17, 2005, plaintiffs filed an amended derivative complaint in this lawsuit, which the defendants moved to dismiss on April 4, 2005. Plaintiffs' response to the defendants' motion to dismiss was filed on May 20, 2005, and the defendants' reply in support of their motion to dismiss was filed on June 20, 2005. On September 12, 2005, the Court denied defendants' motion to dismiss, but ordered a stay of the action until further order of the Court in deference to the prior-filed McSparran lawsuit.

        As previously disclosed, on November 10, 2004, a derivative suit captioned Nicholas v. Dowdell, et al., was filed in the Chancery Court of New Castle County, Delaware, on behalf of CEC against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, Nick Fluge, and Jacob P. Gruver, and CEC as a nominal defendant. The complaint alleges breach of fiduciary duty for insider stock sales and misappropriation of confidential information, breach of fiduciary duty of good faith, and unjust enrichment and seeks a constructive trust, disgorgement of profits, damages, costs, and attorneys' fees. On December 20, 2004, defendants filed a motion to dismiss. On March 17, 2005, the Court granted the parties' joint motion to stay the action pending final resolution of the McSparran lawsuit described above.

        As previously disclosed, on June 3, 2005, a derivative suit captioned Romero v. Dowdell, et al., was filed under seal in the Chancery Court of New Castle County, Delaware, on behalf of CEC against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, and CEC as a nominal defendant. The complaint alleges breach of fiduciary duty for insider stock sales, misappropriation of information for personal profit and breach of fiduciary duty of good faith, generally based on allegations of conduct similar to that complained of in the lawsuits captioned In re Career Education Corporation Securities Litigation, McSparran v. John M. Larson, et al., Xiao-Qiong Huang v. John M. Larson, et al., and Nicholas v. Dowdell, et al. On July 5, 2005, defendants filed a motion to dismiss. On October 12, 2005, in response to the defendants' motion to dismiss, the plaintiff filed an amended derivative complaint. Defendants filed a motion to dismiss the amended derivative complaint on October 26, 2005.

        Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of these matters. An unfavorable outcome of any one or more of these matters could have a material adverse impact on our business, results of operations, cash flows, and financial condition.

Special Committee Investigation

        As previously disclosed, our Board of Directors formed a special committee to conduct an independent investigation of allegations of securities laws violations against us. These allegations were asserted in the In re Career Education Corporation Securities Litigation matter described above (the "Class Action"). The Special Committee retained the law firm of McDermott, Will & Emery LLP, which in turn retained the forensic accounting firm Navigant Consulting, Inc., to assist in the investigation. Among other things, the investigation reviewed the allegations related to our accounting practices and reported statistics relating to starts, student population, and placement.

        As previously disclosed, the Special Committee did not find support for the claims that CEC or its senior management engaged in the securities laws violations alleged in the Class Action. The Special Committee did find wrongful conduct by individual employees of CEC, but specifically found that the wrongful activity was not directed or orchestrated by our senior management.

        Also, as previously disclosed, the Special Committee conducted a further investigation of assertions related to the claims of securities laws violations made for the first time, and not previously examined, in the second amended complaint filed in the Class Action. The Special Committee completed its investigation of these new assertions and concluded that it did not find support for them. In so doing, the Special Committee reaffirmed its prior conclusion that it did not find support for the claims that CEC or its senior management engaged in the securities laws violations alleged in the Class Action. The Special Committee is currently following up on related issues and has not learned anything that places in question its previous conclusions.

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

Action Against Former Owners of Western School of Health and Business Careers

        As previously disclosed, on March 12, 2004, we and WAI, Inc. ("WAI"), our wholly-owned subsidiary, filed a lawsuit in the United States District Court for the Western District of Pennsylvania, Pittsburgh Division, against the former owners of Western School of Health and Business Careers ("Western"), located in Pittsburgh, Pennsylvania. In the lawsuit, we allege that the former owners of Western made material misrepresentations of fact and breached certain representations and warranties regarding the accreditation and approval of several programs of study offered by Western and seek full indemnification for all losses, costs, and damages, including attorneys' fees, resulting from the alleged misrepresentation and breaches. On July 12, 2004, we filed a similar complaint in the Court of Common Pleas of Allegheny County, Pennsylvania, and subsequently voluntarily dismissed the federal lawsuit. The defendants filed an Answer and New Matter in response to the state court complaint on December 3, 2004. On January 24, 2005, we filed a response to the New Matter, which is a series of factual assertions akin to affirmative defenses.

        The misrepresentations we allege in this matter came to light during a routine change of ownership review undertaken by the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT"), subsequent to our acquisition of Western. On March 4, 2004, the ACCSCT notified us of discrepancies in accreditation and approval documents related to several academic programs. Immediately thereafter, Western suspended marketing, new enrollments, and disbursement of funds issued under Title IV Programs, for all affected academic programs. Western promptly applied for approval of all academic programs referenced in the lawsuit, and, in June 2004, both the ACCSCT and the ED issued approvals for the diploma programs. Western then resumed marketing, enrolling new students, and disbursement of Title IV Program aid to students in the diploma programs. On July 12, 2004, the ACCSCT approved the degree programs effective upon a demonstration that several stipulations had been addressed. Western addressed these stipulations to the satisfaction of the ACCSCT, and marketing, enrollment of new students, and disbursing of Title IV Program funds to students in the degree programs has since resumed.

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

Student Litigation

        McCarten et al. v. Allentown Business School, Ltd. t/a Lehigh Valley College.    As previously disclosed, on September 28, 2005, a complaint was filed against Allentown Business School, Ltd. ("Allentown"), one of our subsidiaries, in the Court of Common Pleas of Lehigh County, Pennsylvania. The complaint purports to be brought on behalf of all former students of Allentown, now know as Lehigh Valley College, who received allegedly "high interest private loans" to fund their tuition requirements. The complaint alleges that Allentown violated Pennsylvania's Unfair Trade Practices and Consumer Protection Law and engaged in intentional misrepresentation, negligent misrepresentation, and negligence by allegedly rushing students through a loan application process, through which students applied for and accepted "private, non-federal, non-state loans" at times when such students were allegedly eligible for low interest federal or state guaranteed education loans. The plaintiffs, on behalf of the putative class, seek compensatory and punitive damages in an unspecified amount. On December 12, 2005, the plaintiffs filed an amended complaint asserting the same claims as set forth in the initial compliant. On December 14, 2005, Allentown moved to compel arbitration. Oral argument and a hearing on the motion to compel arbitration have been scheduled for April 5, 2006.

        Bradley et al. v. Sanford Brown College, Inc. et al.    As previously disclosed, on August 25, 2005, eight former students of the radiography program at our SBC school in Kansas City, Missouri filed a complaint in the Circuit Court of Clay County, Missouri against us, SBC, Colorado Technical University, Inc., and Whitman Education Group, Inc. The complaint alleges that the defendants made fraudulent misrepresentations and violated the Missouri Merchandising Practices Act by misrepresenting or failing to disclose, among other things, details regarding instructors' experience or preparedness, estimates for starting salaries of program graduates, that the curriculum would prepare the students for the state board exams for radiography, that credit hours earned at SBC were transferable, and that SBC reported false expense estimates and false class credits in applications for federal and state grant and loan programs, and that admissions representatives had sales quotas for enrolling new students. The complaint also alleges that the defendants breached enrollment contracts with the plaintiffs by failing to provide the promised instruction, training, and placement services. Plaintiffs seek actual damages, punitive damages, and attorneys' fees and costs, and other relief. On October 5, 2005, defendants removed the case to the United States District Court for the Western District of Missouri, and on October 13, 2005, filed a motion to dismiss. Pursuant to the Court's order, plaintiffs filed an Amended Complaint on December 16, 2005, which the defendants have answered. Discovery is in progress.

        Onate and Lawrence, et al. v. The Katharine Gibbs Corp.—New York, the Katharine Gibbs Corp.—Melville, and Career Education Corp.    As previously disclosed, on August 12, 2005, a purported class action was filed in the United States District Court for the Southern District of New York by and on behalf of persons enrolled or attending the Katharine Gibbs School—New York and the Katharine Gibbs School—Melville, located in Melville, New Jersey, between January 1, 2002, and June 30, 2005. Plaintiffs allege that they have been injured as a result of what they describe as false and misleading practices by the defendants. Plaintiffs assert causes of action for violations of the New York General Obligations Law, the New York Education Law as well as for unjust enrichment and punitive damages. The plaintiffs also allege that the defendants misrepresented the reputation of the schools and what job placement assistance the defendants would provide. On October 11, 2005, the Court granted defendants' motion to compel arbitration pursuant to the arbitration agreement contained within the plaintiffs' enrollment agreements.

        Benoit, et al. v. Career Education Corporation, et al.    As previously disclosed, on June 24, 2005, a purported class action was filed in Hillsborough County, Florida against us and, Ultrasound Technical Services, Inc. ("UDS"), one of our subsidiaries. The action is purportedly brought on behalf of all persons who have been enrolled in the Medical Billing and Coding Program ("MBC Program") at the Tampa campus of UDS in the last four years. The complaint alleges that the defendants breached enrollment contracts with the plaintiffs and other class members and violated the Florida Deceptive and Unfair Trade Practices Act ("FDUTPA") by, among other things, failing to properly train students, offer and require sufficient hours of course work, provide properly trained instructors, provide appropriate curriculum consistent with the represented degree, award the represented degree, provide adequate career placement services, and by misrepresenting that they would provide such services. The complaint also alleges that the defendants "padded" the MBC Program curriculum to charge greater tuition, purportedly in violation of the FDUTPA. Plaintiffs seek actual damages, attorneys' fees and costs, and other relief. On October 11, 2005, the Court ordered that the lawsuit be stayed pending completion of arbitration pursuant to the arbitration agreement contained within the plaintiffs' enrollment agreements.

        Thurston, et al. v. Brooks College, Ltd., et al.    As previously disclosed, on March 21, 2005, a purported class action complaint was filed in the Superior Court for the State of California, County of Los Angeles, against Brooks College, one of our subsidiaries. The complaint was purportedly filed on behalf of all current and former attendees of Brooks College. The complaint alleges that Brooks College violated the California Business and Professions Code and Consumer Legal Remedies Act by allegedly misleading potential students regarding Brooks College's admission criteria, transferability of credits, and retention and placement statistics, and by engaging in false and misleading advertising. Plaintiffs seek injunctive relief, restitution, unspecified punitive and exemplary damages, attorneys' fees, interest, costs, and other relief. On June 24, 2005, the Court ruled that this action was related to the case captioned Outten, et al. vs. Career Education Corporation, et al., which is described below. The Court has lifted the discovery stay and the parties are engaged in pre-trial discovery. No date has been set for class certification or trial.

        Nilsen v. Career Education Corporation, et al.    As previously disclosed, on February 4, 2005, three former students of Brooks Institute of Photography ("BIP"), one of our subsidiaries, filed a purported class action complaint captioned in the Superior Court of the State of California, County of Santa Barbara, against us and BIP. The action was purportedly brought on behalf of all students who attended BIP from February 4, 2001, to the present. The complaint primarily alleges that BIP violated the California Education Code, the California Consumer Legal Remedies Act, and California Unfair Competition Law by allegedly misleading potential students regarding BIP's placement rates and by engaging in false and misleading advertising. The plaintiffs sought injunctive relief, disgorgement of profits, punitive damages, interest, and attorneys' fees and costs. On April 11, 2005, we filed a demurrer with respect to all causes of action in the complaint. The parties also engaged in limited discovery related solely to the issue of class certification.

        On August 17, 2005, the plaintiffs filed their first amended complaint, alleging violations of the California Education Code, violations of the California Consumer Legal Remedies Act, false advertising in violation of California's Unfair Competition Law, fraud and unfair competition. Each cause of action in the plaintiffs' first amended complaint arises from allegations that the defendants made misrepresentations to the plaintiffs concerning their career prospects. The plaintiffs seek monetary damages, injunctive relief, disgorgement of profits, punitive damages, interest and attorneys' fees and costs. On October 17, 2005, defendants filed a motion to stay the case pending the outcome of the administrative proceedings involving BIP and the California Bureau for Private Postsecondary and Vocational Education ("BPPVE"), as discussed below under "State Regulatory Actions." Defendants also filed a demurrer to the plaintiffs' first amended complaint, and a motion to compel arbitration and stay the action pending the administrative proceeding, if necessary. On December 6, 2005, the Court granted the motion to stay the action pending the administrative proceeding, and reserved ruling on the defendants' demurrer and motion to compel arbitration. The Court set a case management conference on March 7, 2006, and indicated that if the administrative proceeding is not completed by this date, it may vacate the stay, hear the defendants' remaining motions, and allow the case to proceed, subject to the Court's rulings on defendants' outstanding motions.

        Viles v. Ultrasound Technical Services, Inc., et al.    As previously disclosed, on October 13, 2004, a purported class action was filed in Broward County, Florida against us and UDS. The action was purportedly brought on behalf of all persons who attended UDS' Diagnostic Medical Sonography Program or Cardiovascular Technology Program in the State of Florida at any time during the period of October 12, 2000, to the present. The complaint alleges that UDS violated the FDUTPA by misrepresenting placement rates, potential salaries, and accreditation, falsifying clinical training records, failing to properly supervise students, failing to provide competent faculty and proper equipment, and admitting more students than UDS had space to properly educate. The plaintiff seeks damages, attorneys' fees, costs, and other relief. On April 7, 2005, defendants filed motions to compel arbitration and transfer venue to Miami-Dade County, Florida. The parties have agreed to transfer venue to Miami-Dade County.

        Outten, et al. v. Career Education Corporation, et al.    As previously disclosed, on July 19, 2004, an amended complaint was filed in the Superior Court of the State of California, County of Los Angeles,

against us and AIU, one of our subsidiaries. We filed an answer to the amended complaint, denying all material allegations therein, and have raised various affirmative defenses. On October 6, 2004, plaintiffs filed a second amended complaint, which added individuals who are current and former employees of AIU. The second amended complaint alleges that AIU violated the California Unfair Competition Law (California Business and Professions Code), the California Consumer Legal Remedies Act, and the California Education Code, and engaged in common law consumer fraud by allegedly misleading potential students regarding AIU's placement, retention, and matriculation rates, and engaging in financial aid and admission improprieties. The lawsuit appears to have been brought on behalf of all current and prior attendees of AIU residing in California. The plaintiffs, on behalf of the putative class, seek injunctive relief, restitution, unspecified punitive and exemplary damages, attorneys' fees and costs, interest, and other relief. On March 10, 2005, defendants filed an answer to the second amended complaint as well as a cross-complaint. On June 24, 2005, the Court ruled that this action was related to another action captioned Thurston, et. al. v. Brooks College, Ltd., et. al., which is described above. The parties are engaged in pre-trial discovery.

        Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of these matters. An unfavorable outcome of any one or more of these matters could have a material adverse impact on our business, results of operations, cash flows, and financial condition.

Other Litigation

        In addition to the legal proceedings and other matters described above, we are also subject to a variety of other claims, suits, and investigations that arise from time to time in the ordinary conduct of our business, including, but not limited to, claims involving students or graduates and routine employment matters. While we currently believe that such claims, individually or in aggregate, will not have a material adverse impact on our financial position, cash flows or results of operations, the litigation and other claims noted above are subject to inherent uncertainties, and management's view of these matters may change in the future. Were an unfavorable final outcome to occur in any one or more of these matters, there exists the possibility of a material adverse impact on our business, reputation, financial condition, cash flows, and on the results of operations for the period in which the effect becomes reasonably estimable.

Federal, State, and Accrediting Body Regulatory Actions

        Our schools are subject to extensive regulation by federal and state governmental agencies and accrediting bodies, see Note 22 "U.S. Postsecondary Education Regulation" of the notes to our consolidated financial statements for a detailed discussion of such regulation.

        On an ongoing basis, we evaluate the results of our internal compliance monitoring activities and those of applicable regulatory agencies, and, when appropriate, record liabilities to provide for the estimated costs of any necessary remediation.

        The following is an update on selected recent regulatory and accreditation actions affecting us and certain of our schools:

Federal Regulatory Actions

        U.S. Department of Education.    As previously disclosed, the ED notified us in June 2005 that it is reviewing our previously announced restated consolidated financial statements and our annual compliance audit opinions for the years 2000 through 2003. At the same time, the ED also advised us that it is evaluating pending school program reviews that have taken place at Collins College in Tempe, Arizona ("Collins"), Pennsylvania Culinary Institute in Pittsburgh, Pennsylvania ("PCI"), and Brooks College in Long Beach, California ("Brooks College"). The ED has indicated that until these matters are addressed to its satisfaction, it will not approve any new applications by us for pre-acquisition review or change of ownership. The ED has further advised us that during this period, it will not approve applications for any additional branch campuses, which the ED refers to generally in its regulations as "additional locations." However, the ED has confirmed that it will not delay its review and certification of certain of our previously submitted and pending applications for additional branch campuses.

        In February 2006, we received a letter from the ED notifying us that it is reviewing our 2004 compliance audit opinions and that the general restrictions imposed pursuant to its letter to us in June 2005 will remain in place as it continues its review. However, making an exception to its position stated in its June 2005 letter, the ED agreed to consider and evaluate the propriety of, but not necessarily approve, any applications that we may submit for new campus locations in San Antonio, TX and Sacramento, CA.

        In July 2005, we received the ED's interim program review determination letter concerning the Collins program review. In that letter, the ED accepted Collins' explanations for certain issues initially raised by the ED in its July 2004, report, but required Collins to submit extensive additional information and documentation, including several file reviews. In September 2005, we responded in full to each of the remaining open items in this program review, and completed the requested file reviews, and we are awaiting a response from the ED.

        In May 2005, we received the ED's program review report on the PCI program review, and in August 2005, submitted our response to the ED's findings in that report. In February 2006, we received a final program review determination letter from the ED. The letter identified liabilities due from PCI as a result of the program review findings and advised the school of its right to appeal. PCI does not intend to appeal the final determination and will remit the requested refund, the amount of which is not significant. Upon receipt of our payment, which is due 45 days from the date of the letter, the program review will be closed.

        In February 2005, the ED initiated a program review at the Long Beach campus of Brooks College, but the ED has not yet issued a program review report identifying any findings from that review.

        An additional ED program review is currently pending for Gibbs College in Livingston, New Jersey, and its branch campus, Katharine Gibbs School in Piscataway, New Jersey. In January 2004, we responded to the ED's initial findings report. In June 2005, the ED performed a follow-up review, and, in September 2005, the ED notified the school that additional information was required in response to its initial findings report. In November 2005, we provided the ED with the requested additional information, and we are awaiting a response from the ED.

        We are committed to resolving all issues identified in connection with these program reviews and ensuring that our schools operate in compliance with all applicable Title IV Program requirements.

        As previously disclosed, during the first quarter of 2005, the ED's Office of Inspector General ("OIG") conducted an audit to determine whether or not SBC complied with the 90-10 Rule of the HEA during 2003 and has sufficient, reliable accounting records to support the calculation. The

90-10 Rule states that, to be eligible for Title IV Program participation, an institution may derive no more than 90 percent of its cash receipts from Title IV Programs. On November 22, 2005, the OIG issued a final audit report. Although the final audit report asserted that SBC's accounting records did not adequately support a precise 90-10 Rule calculation, the OIG final report nonetheless concluded, based upon the OIG's recalculation, that SBC did not derive more than 90 percent of its revenue from the Title IV Program.

        In addition, the OIG also concluded an audit of Sanford Brown Institute—Atlanta's ("SBI—Atlanta") compliance with the 90-10 Rule during 2003 and issued a final audit report on January 18, 2006. Although the final audit report asserted that SBI Atlanta's accounting records did not adequately support a precise 90-10 Rule calculation, the OIG final report again concluded, based upon the OIG's recalculation, that SBI Atlanta did not derive more than 90 percent of its revenue from the Title IV Program.

        We have addressed the OIG's findings with regard to certain of our school's 90-10 Rule calculations and have determined that none of our schools derived more than 90 percent of its revenue from the Title IV Programs during the years ended December 31, 2005, 2004, and 2003.

        We cannot predict the outcome of these ED actions, and any unfavorable outcomes could have a material adverse effect on our business, results of operations, cash flows, and financial condition. We have evaluated these matters in connection with our ongoing evaluation of goodwill and indefinite-lived intangible assets for impairment, when applicable.

        SEC and Department of Justice Investigations.    As previously disclosed, on January 7, 2004, we received notification from the Midwest Regional Office of the SEC that it was conducting an inquiry concerning us and requested that we voluntarily provide certain information. On June 22, 2004, the SEC notified us that it was conducting a formal investigation.

        As previously disclosed, we are collecting and reviewing documentation to verify that students at certain of our schools had graduated high school or possessed the recognized equivalents. We are in the process of completing our compilation of this information, and will provide any relevant information relating to this compilation to the appropriate government agencies.

        As previously disclosed, the U.S. Department of Justice ("Justice Department") is conducting an investigation concerning us. Upon request, we have voluntarily provided the Justice Department with certain information that we had provided to the SEC. The SEC and Justice Department investigations are ongoing, and we intend to continue to cooperate fully with them.

State Regulatory Actions

        Texas Culinary Academy ("TCA").    On October 21, 2005, the Texas Higher Education Coordinating Board ("THECB") conducted an unannounced visit to TCA. Two follow-up vists were held in November. On January 13, 2006, representatives from TCA and CEC met with the THECB to review the school's compliance with the Texas Success Initiative. The Texas Success Initiative is a state-legislated program designed to improve student success in college. The program requires that an institution perform an assessment of every student to diagnose the student's basic skills in reading, mathematics, and writing, and provide developmental instruction to strengthen academic skills that need improvement. TCA was given 90 days to perform remediation or risk losing degree-granting authority. We are committed to resolving all issues identified.

        Lehigh Valley College ("Lehigh").    As previously disclosed, on July 20, 2005, the Bureau of Consumer Protection of the Office of Attorney General in Pennsylvania ("Pennsylvania AG") notified Lehigh that it had begun a review into the business practices of the school. The Pennsylvania AG requested certain documents, including information relating to Lehigh's recruitment practices, student complaints, and financial aid policies and procedures, which we provided in August 2005. We intend to fully cooperate with the Pennsylvania AG during the course of its inquiry.

        Brooks Institute of Photography ("BIP").    As previously disclosed, on July 11, 2005, BIP received a notice of conditional approval ("Notice") to operate from the BPPVE for a period of two years, through June 30, 2007. The BPPVE conditioned the approval based on, among other things, findings of what the BPPVE contends to be pervasive provision of false and misleading information about potential salaries, false and misleading information about certain placement services and statistics, and BIP's alleged improper calculation of contributions to the state tuition recovery fund. We and BIP have closely investigated these allegations, and believe them to be false and/or grossly exaggerated. This investigation of the facts is ongoing.

        BIP requested an administrative hearing to contest what it believes to be unfair, unwarranted, and unsupported findings and conditions. Moreover, BIP believes that the BPPVE did not conduct a proper investigation, that it has applied legal standards that do not apply to BIP, and that it purports to impose conditions that are not available to the BPPVE. By requesting a hearing, BIP has stayed the application of the conditions until after this matter is resolved by agreement or by final order issued after the administrative hearing.

        The administrative law judge assigned to preside over this matter bifurcated this administrative hearing. On February 2, 2006, the parties tried the sole issue of whether the BPPVE's notice is void because the BPPVE violated its own enabling legislation by its admitted failure to conduct a qualitative review of BIP's renewal application by a "visiting committee" of independent experts. Although the BPPVE has admitted its failure to conduct a qualitative review of BIP's renewal application, the BPPVE contends that it is not required to do so. We cannot predict the outcome of the administrative judge's review of this issue. If the administrative judge were to rule in BIP's favor, the decision would be subject to review by the Director of the California Department of Consumer Affairs ("CDCA"), who may then accept or reject the decision. If the Director of the CDCA were to accept the decision, the BPPVE may be required to consider BIP's renewal application again and impanel a visiting committee to conduct a qualitative review before deciding what, if any, conditions to impose on BIP's approval to operate. If the administrative law judge were to rule against BIP, we expect that the second phase of the administrative hearing, which will relate to the merits of the BPPVE's purported findings and the appropriate remedies, if any, that should follow from any proper findings, may take place sometime during March and April 2006, although no dates have yet been scheduled.

        The conditions that the BPPVE seeks to impose on BIP's approval to operate if we are unsuccessful in resolving the issues outlined in the Notice include, among other things, limitations on BIP's right to enroll students until BIP verifies and discloses certain placement information for each 2003 graduate and provides certain assurances about information to be described in manuals used by admissions representatives. Also, the BPPVE seeks to condition BIP's approval to operate upon BIP making some plan to provide unspecified "restitution" to all students from May 4, 1999, to the present. BIP does not believe that the BPPVE has the right as a matter of law to impose restitution as a condition on BIP's approval to operate and will challenge that and other conditions in the event that the BPPVE is successful in proving the findings set forth in the notice.

        We are committed to resolving any issues that may place conditions on BIP's approval to operate and to fully and fairly disclosing information to BIP's students and the BPPVE. This Notice only relates to BIP and does not impact operations at any of our other schools.

        International Academy of Design and Technology—Sacramento ("IADT—Sacramento").    As previously disclosed, on June 20, 2005, the BPPVE granted IADT—Sacramento a temporary approval to operate through May 31, 2006. A temporary approval is an interim designation pending a qualitative review and assessment of the school. Approved programs include both associate and bachelor degrees in Fashion Design and Marketing, Interior Design, Criminal Justice, and Visual Communication. On July 25, 2005, the ACICS notified us of approval of IADT—Sacramento as a branch campus of IADT—Tampa and of its approval of accreditation for the programs listed above. However, as described above, the ED, in a letter dated June 2005, informed us that it would not approve any applications to participate in Title IV Programs for any additional branch campuses until certain Title IV Program-related matters have been addressed to the satisfaction of the ED. We have provided the ED with all documentation that it has requested pursuant to its June 2005 letter. In a letter dated February 2006, the ED informed us that it would consider and evaluate the propriety of any application that we may submit for a new campus location in Sacramento.

        International Academy of Design and Technology—San Antonio ("IADT—San Antonio").    As previously disclosed, on June 1, 2005, the Texas Workforce Commission granted IADT—San Antonio a Certificate of Approval for two diploma programs submitted on behalf of IADT—San Antonio. On May 4, 2005, a letter of intent to submit an application for approval to offer associate degree programs was submitted to the Texas Higher Education Coordinating Board ("THECB"). On July 25, 2005, the ACICS notified us of its approval of IADT—San Antonio as a branch campus of IADT—Tampa and of its approval of accreditation for the two programs cited above. On July 27, 2005, the THECB notified IADT—San Antonio that it would not consider the application until the ED granted the campus eligibility to participate in Title IV Programs. However, as described above, the ED, in a letter dated June 2005, informed us that it would not approve any applications to participate in Title IV Programs for any additional branch campuses until certain Title IV Program-related matters have been addressed to the satisfaction of the ED. We have provided the ED with all documentation that it has requested pursuant to its June 2005 letter. In a letter dated February 2006, the ED informed us that it would consider and evaluate the propriety of any application that we may submit for a new campus location in San Antonio.

        Sanford Brown Institute—Iselin ("SBI—Iselin").    As previously disclosed, on May 6, 2005, SBI—Iselin received a letter from the New Jersey Department of Labor and Workforce Development ("DLWD") expressing concerns regarding allegations against SBI—Iselin reported in a 60 Minutes segment that aired on January 30, 2005. The letter requested that the school provide the DLWD with an explanation of the issues raised in the 60 Minutes story and an argument that would convince the DLWD that SBI—Iselin should be allowed to continue to operate. The school submitted a formal written response on July 17, 2005. SBI—Iselin's administration met with the DLWD in September 2005 and was given verbal confirmation during that meeting that they could proceed with the school's license application submission, which had been delayed by the DLWD. On January 26, 2006, SBI—Iselin submitted its license renewal application to the DLWD for review, and is awaiting a response.

        We cannot predict the outcome of pending state regulatory matters, and an unfavorable outcome of any one or more of these matters could have a material adverse effect on our business, results of operations, cash flows, and financial condition. We have evaluated these matters in connection with our ongoing evaluation of goodwill and indefinite-lived intangible assets for impairment, when applicable.

Accrediting Body Actions

        American InterContinental University ("AIU").    As previously disclosed, the Commission on Colleges of the Southern Associations of Colleges and Schools ("SACS") placed AIU on Warning status in June 2004. In December 2002, AIU's accreditation was reaffirmed for the normal 10-year period, through 2012. In the course of the accreditation process, SACS requested that AIU provide additional information on several accreditation matters, with the expectation that those matters be addressed within a two-year timeframe. In placing AIU on Warning status, SACS advised AIU that it had satisfactorily addressed a majority of those matters. SACS requested AIU to satisfy the remaining accreditation matters by December 2004, the end of the two-year period. As requested by SACS, AIU submitted its report to SACS in September 2004, and, on December 10, 2004, SACS provided written notification that AIU was removed from Warning status.

        In addition, SACS deferred consideration of substantive changes and authorized a SACS special committee to visit the school in 2005. The SACS special committee was directed to visit AIU and evaluate the school regarding certain of SACS Principles of Accreditation. The SACS special committee completed its visits to certain of our AIU campuses in July 2005, and delivered a formal report. In September 2005, AIU submitted its response to the SACS special committee's recommendations included in the July 2005 visit formal report. Subsequently, on December 6, 2005, SACS notified AIU that SACS had placed the school on Probation status for one year. A formal letter from SACS dated January 5, 2006, notified AIU that only two of the 18 response items from AIU's September 2005 submission were accepted. The letter also notified AIU that the SACS special committee will perform a follow-up visit in October 2006. A status review of AIU's Probation status is currently scheduled for SACS December 2006 meeting. AIU is in the process of addressing SACS recommendations and is committed to resolving all issues identified.

        Brooks College.    As we previously disclosed, the Accrediting Commission for Community and Junior Colleges of the Western Association of Schools and Colleges ("ACCJC") placed Brooks College on Probation in June 2004 following a re-accreditation review. At the request of the ACCJC, Brooks College provided the ACCJC with a progress report in October 2004 to address certain matters. The ACCJC conducted a follow-up visit to Brooks College, and, at its January 2005 meeting, the ACCJC continued the Probation status for Brooks College. Subsequently, the ACCJC conducted a scheduled follow-up visit to Brooks College in April 2005. As previously disclosed, the ACCJC removed Brooks College from Probation status on June 29, 2005, and reaffirmed Brooks College's accreditation through 2010. The ACCJC has also requested that Brooks College submit a progress report by March 15, 2006. Brooks College is in the process of preparing its progress report to the ACCJC.

        Sanford-Brown Institute, White Plains, New York ("SBI—White Plains").    As previously disclosed, the Accrediting Bureau of Health Education Schools ("ABHES") conducted an unannounced visit to SBI—White Plains in February 2004 following our acquisition of the campus. The ABHES conducted a follow-up focus visit in March 2004. Because of the issues raised during the February and March visits and SBI—White Plains' plan to relocate to new facilities in July 2004, the ABHES conducted an additional site visit at SBI—White Plains in September 2004. In October 2004, the ABHES notified SBI—White Plains that, as a result of concerns identified during the September site visit, SBI—White Plains was directed to show cause as to why its current grant of accreditation should not be withdrawn. In November 2004, SBI—White Plains submitted a timely response to the show cause directive and appeared before the ABHES in December 2004 to address any questions. SBI—White Plains filed a written response with the ABHES in April 2005, underwent an on-site evaluation on April 15, 2005, and appeared before the ABHES at its most recent commission meeting on July 11, 2005. By letter dated July 25, 2005, the ABHES informed us that it had reviewed SBI—White Plains' application for change of ownership and that it had decided to continue the show cause directive currently in effect. The ABHES directed SBI—White Plains to submit certain information to it in response to the show cause directive for both its main campus and its branch campus in Springfield, Massachusetts by October 1, 2005. In August 2005, and again in September 2005, SBI—White Plains submitted all requested information in response to the show cause directive. On December 19, 2005, SBI—White Plains received a formal notice from the ABHES that the show cause directive was vacated.

        We cannot predict the outcome of any pending accreditation actions, and an unfavorable outcome of any one or more of these matters could have a material adverse effect on our business, results of operations, cash flows, and financial condition. We have evaluated these matters in connection with our ongoing evaluation of goodwill and indefinite-lived intangible assets for impairment, when applicable.

15.   INCOME TAXES

        The provision for income taxes for the years ended December 31, 2005, 2004, and 2003, consists of the following:

	For the Year Ended December 31,
	2005	2004	2003
	(In thousands)
Current provision (credit)—
Federal	$123,680	$90,648	$54,896
State and local	18,703	14,923	10,640
Foreign	1,040	3,040	(716)

Total current provision	143,423	108,611	64,820

Deferred provision (credit)—
Federal	1,671	7,722	10,284
State and local	(1,552)	81	1,205
Foreign	(195)	(364)	—

Total deferred provision (credit)	(76)	7,439	11,489

Total provision for income taxes	$143,347	$116,050	$76,309

        During 2005, 2004, and 2003, we recognized an income tax benefit of approximately $5.3 million, $43.1 million, and $41.9 million, respectively, in connection with stock options exercised during the year. The related income tax benefits have been recorded as a reduction of accrued income taxes and an increase to stockholders' equity.

        A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate for the years ended December 31, 2005, 2004, and 2003, is as follows:

	For the Year Ended December 31,
	2005	2004	2003
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	3.5	3.9	4.2
Foreign taxes	(0.6)	(0.4)	(0.2)
Other	(0.5)	0.8	1.4

Effective income tax rate	37.4%	39.3%	40.4%

        Components of deferred income tax assets and liabilities as of December 31, 2005 and 2004, are as follows:

	December 31,
	2005	2004
	(In thousands)
Deferred income tax assets:
Deferred rent obligations	$12,938	$5,758
Tax net operating loss carry forwards	8,868	9,466
Allowance for doubtful accounts	8,107	17,342
Covenants not-to-compete	2,136	2,500
Deferred compensation	1,707	1,609
Accrued restructuring and severance	245	154
Other	8,253	7,423

Total deferred income tax assets	42,254	44,252

Deferred income tax liabilities:
Depreciation and amortization	51,098	54,090
Other	6,474	5,930

Total deferred income tax liabilities	57,572	60,020

Net deferred income tax liability	(15,318)	(15,768)
Valuation allowance	(5,772)	(5,398)

Net deferred income tax liability	$(21,090)	$(21,166)

        We have acquired certain tax net operating loss carry forwards in connection with our business combinations. As of December 31, 2005, we have income tax benefits of net operating loss carry forwards totaling approximately $8.9 million that begin to expire in 2007.

        As of December 31, 2005 and 2004, we have recorded a valuation allowance, as reflected in the table above, to reduce the carrying value of deferred income tax assets to the amount that will likely be realized in the future. The valuation allowance relates to the net operating loss carry forwards and deferred income tax assets of our Canadian subsidiary. During 2005, we disposed of one Candian subsidiary and amalgamated the remaining three Canadian subsidiaries into one legal entity. Our net operating loss carry forwards attributable to our Canadian subsidiaries approximate $10.9 million and $10.0 million as of December 31, 2005 and 2004, respectively, and begin to expire in 2007.

        As of December 31, 2005, foreign subsidiary earnings of approximately $17.3 million are considered permanently invested in those businesses. Accordingly, U.S. income taxes have not been provided on such foreign subsidiary earnings.

16.   STOCK REPURCHASE PROGRAM

        In July 2005, our Board of Directors authorized us to use up to $300.0 million for the repurchase of shares of our outstanding common stock. Pursuant to this stock repurchase program, we may repurchase shares of our outstanding common stock on the open market or in private transactions from time to time, depending on certain factors including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. During the year ended December 31, 2005, we repurchased approximately 5.3 million shares of our common stock for approximately $200.2 million at an average price of approximately $37.97 per share.

        In February 2006, our Board of Directors authorized us to use an additional $200.2 million for the repurchase of shares of our outstanding common stock under the stock repurchase program. This authorization is in addition to the $99.8 million still available under our $300.0 million stock repurchase program authorization in July 2005.

        The repurchase of shares of our common stock reduces the amount of cash available to pay cash dividends to our common stockholders. We have never paid cash dividends on our common stock.

17.   SHARE-BASED COMPENSATION

        Under various share-based compensation plans, officers, non-employee members of our Board of Directors, and other key employees may receive grants of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, deferred stock, and other awards. No stock option or appreciation right is exercisable more than ten years after the date of grant. We are authorized to grant up to approximately 26.9 million shares of common stock under these plans and, as of December 31, 2005, the plans have reserved approximately 9.5 million shares of common stock for the exercise of options outstanding as of December 31, 2005, and approximately 3.0 million additional shares of common stock for future stock option awards under the plans.

        The exercise price of stock options granted under these plans is equal to the fair market value of our common stock as of the date of grant. Employee stock options generally become exercisable ratably over a four-year period from the date of grant and expire 10 years after the date of grant, unless an earlier expiration date is set at the time of the grant. Non-employee directors' stock options expire 10 years after the date of grant and are exercisable as follows: one-third on the grant date, one-third on the first anniversary of the grant date, and one-third on the second anniversary of the grant date. Both employee stock options and non-employee director stock options are subject to possible earlier exercise and termination in certain circumstances.

        Stock option activity during the years ended December 31, 2005, 2004, and 2003, under all of our stock option plans is as follows:

	Options	Exercise Price Range	Weighted Average Exercise Price
Outstanding as of December 31, 2002	11,756,206	0.49-25.52	10.44
Granted	2,057,400	21.00-54.70	30.42
Exercised	(3,590,810)	1.84-25.52	6.86
Cancelled	(220,410)	3.27-38.22	20.47

Outstanding as of December 31, 2003	10,002,386	1.84-54.70	$15.54
Granted	1,469,875	27.40-68.24	61.78
Exercised	(2,147,133)	2.00-35.73	11.77
Cancelled	(508,435)	2.95-62.56	22.39

Outstanding as of December 31, 2004	8,816,693	$1.84-68.24	$23.71
Granted	1,855,025	41.11-32.01	34.93
Exercised	(639,464)	35.73-1.84	14.09
Cancelled	(568,666)	62.56-6.00	39.14

Outstanding as of December 31, 2005	9,463,588	$1.84-68.24	$25.55

Stock options exercisable as of December 31, 2003	3,342,955	$1.84-29.35	$9.88

December 31, 2004	4,458,068	$1.84-62.56	$12.31

December 31, 2005	6,712,438	$1.84-68.24	$23.12

        The following table summarizes information with respect to all stock options outstanding under all of our stock option plans as of December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number Outstanding as of December 31, 2005	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable as of December 31, 2005	Weighted Average Exercise Price
$ 1.84- 4.66	768,145	$3.45	3.38	768,145	$3.45
$ 6.00-10.23	1,374,500	6.15	4.52	1,374,500	6.15
$12.63-15.57	1,488,784	12.68	5.37	1,488,784	12.68
$16.99-23.33	1,434,200	21.79	6.22	964,250	21.84
$24.60-33.04	1,292,550	29.24	7.41	693,375	29.13
$33.26-39.47	1,815,775	34.95	9.24	189,000	36.54
$40.25-68.24	1,289,634	61.51	8.42	1,234,384	62.45

	9,463,588	$25.55	6.65	6,712,438	$23.12

        On December 15, 2005, we accelerated the vesting of all outstanding, unvested stock options with a per share exercise price greater than $32.63 (the market closing price of our common stock as of December 15, 2005) that were previously awarded to employees, including executive officers, and directors during 2003 and 2004 under our stock option plans, such that all such options became immediately exercisable.

        Options to purchase approximately 1.0 million shares of our common stock, or approximately 26% of the total outstanding unvested options as of December 15, 2005, were subject to the vesting acceleration. This amount includes approximately 336,000 options held by our executive officers and directors. The weighted average exercise price of the options that were subject to the vesting acceleration is $60.38, and the individual exercise prices of such options range from $35.73 to $68.24. The exercise price of all options subject to the vesting acceleration held by our executive officers and directors is $62.56.

        As of December 15, 2005, the weighted average exercise price per share of the options subject to the accelerated vesting of $60.38 exceeded the current per share market value of our common stock of $32.63 by approximately 85%.

        The primary purpose of the vesting acceleration of these options is to eliminate the recognition of compensation expense associated with these options that we would be required to recognize in our future consolidated statements of income upon our adoption of SFAS 123(R). Future pre-tax compensation expense that has been eliminated as a result of the acceleration of the vesting of these options, which otherwise would have been recognized as compensation expense during the original vesting periods, totals approximately $18.0 million, including a reduction of expense of approximately $8.2 million in 2006, approximately $7.5 million in 2007, and approximately $2.3 million in 2008. This expense, net of tax effect of approximately $6.7 million, has been reflected as a component of pro forma 2005 compensation expense.

        During the years ended December 31, 2005, 2004, and 2003, the fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value per share of stock options granted during the years ended December 31, 2005, 2004, and 2003, and assumptions used to value the stock options are as follows:

	For the Year Ended December 31,
	2005	2004	2003
Dividend yield	—	—	—
Risk-free interest rate	3.8%	3.4%	2.8%
Volatility	50%	50%	50%
Expected life (in years)	4	4	4
Weighted average fair value per share of options granted	$15.03	$26.18	$12.77

        Pro forma net income and net income per share assuming we had applied the fair value recognition provisions of SFAS 123 to share-based compensation during the years ended December 31, 2005, 2004, and 2003, are disclosed in Note 2 "Significant Accounting Policies" of these notes to our consolidated financial statements.

18.   EMPLOYEE BENEFIT PLANS

        We maintain a defined contribution 401(k) retirement savings and profit sharing plan covering substantially all of our employees in the United States. Under the plan, an eligible employee may elect to defer receipt of a portion of his or her annual pay, including salary and bonus. We contribute this amount to the plan on the employee's behalf and also make a matching contribution equal to 100% of the first 2% and 50% of the next 4% of the percentage of annual pay that the employee elects to defer. Participants are 100% vested at all times in the amounts they defer from their annual pay. Employees become 100% vested in our matching contributions ratably over five years, starting from the first of the month following 30 days after their hire date. During the years ended December 31, 2005, 2004, and 2003, we recorded expense under this plan of $10.8 million, $9.1 million, and $5.4 million, respectively.

        We maintain an employee stock purchase plan that allows substantially all full-time and part-time employees to acquire shares of our common stock through payroll deductions over three month offering periods. Prior to January 2006, the purchase price under the plan was equal to 85% of the shares' fair market value on either the first or last day of the offering period, whichever was lower, and purchases were limited to 10% of an employee's salary, up to a maximum of $20,000 per calendar year. In January 2006, we amended the plan as follows: (1) the purchase price is equal to 85% of the shares' fair market value on the last day of the offering period, and (2) purchases are still limited to 10% of an employee's salary, but now up to a maximum of $25,000 per calendar year. We are authorized to grant up to 4,000,000 shares of common stock under the employee stock purchase plan and, as of December 31, 2005, 1,428,368 shares of common stock had been issued under the employee stock purchase plan.

        In January 2001, we established a deferred compensation plan for certain key employees, whereby certain wages earned by plan participants are deferred and placed in a Rabbi Trust. Assets held in trust are invested in marketable securities on behalf of plan participants. We are required to include in our financial statements the net assets of the trust. Assets held in trust are accounted for as trading securities, and, accordingly, changes in the fair value of such assets are recognized as realized investment gains or losses. Changes in the fair value of the deferred compensation obligation are recorded as charges or credits to compensation expense. Contributions to the plan by plan participants during the years ended December 31, 2005, 2004, and 2003, were approximately $0.8 million, $1.2 million, and $1.2 million, respectively. Distributions and net realized gains or losses during the years ended December 31, 2005, 2004, and 2003, were not significant. The fair value of assets held in the Rabbi Trust, included in other non-current assets, and the accompanying deferred compensation obligation, included in other long-term liabilities, were each approximately $4.4 million as of December 31, 2005, and $4.0 million as of December 31, 2004.

19.   DISCONTINUED OPERATIONS

Sale of International Academy of Design and Technology Montreal

        During the first quarter of 2005, our management began to pursue the divestiture of the International Academy of Design and Technology Montreal ("IADT—Montreal"), which had begun teach-out activities in January 2005. On March 16, 2005, we sold our ownership interest in IADT—Montreal to a third party. As a result of that transaction, we recorded a loss from discontinued operations of $5.1 million, which represented the difference between the net proceeds received and the book value of the net assets sold. The total loss includes an approximate $2.9 million charge related to the write-off of goodwill attributable to IADT—Montreal.

Completion of International Academy of Design and Technology Ottawa Teach-Out

        During the first quarter of 2005, we completed all teach-out activities at the International Academy of Design and Technology Ottawa ("IADT—Ottawa"). As a result, we recorded a discontinued operations charge of approximately $1.0 million, of which $0.6 million related to the write-off of goodwill attributable to IADT—Ottawa.

        Revenue and income from operations of our discontinued operations were not significant to our overall consolidated results for the years ended December 31, 2005, 2004, and 2003. We did not record an income tax benefit related to losses from discontinued operations because we do not believe that we will be able to utilize these losses in the future. This treatment consistent with the valuation allowance we have historically recorded in connection with losses incurred by our Canadian subsidiaries in prior years.

20.   SEGMENT REPORTING

        We have two reportable segments: the CSU segment and the OEG segment. Both segments are comprised of for-profit, postsecondary schools that offer a variety of degree and non-degree programs. The CSU segment represents an aggregation of our on-ground schools that provide educational services primarily in a classroom or laboratory setting. The OEG segment represents an aggregation of the online campuses of American InterContinental University, AIU Online, Colorado Technical University, CTU Online, and Stonecliffe College Online (an academic division of Colorado Technical University), which deliver educational services online through Internet-based degree and non-degree programs.

        Our reportable segments have been determined based on the method by which our management evaluates performance and allocates resources. Our management evaluates segment performance based on segment profit. This measure of profit includes share of affiliate earnings for the CSU segment, and excludes interest income, interest expense, miscellaneous income and expense, and any unallocated corporate expenses. Adjustments to reconcile segment results to consolidated results are included in "corporate and other," which also includes unallocated corporate activity and eliminations.

        The accounting policies of each segment are consistent with those described in the summary of significant accounting policies in Note 2 "Significant Accounting Policies" of these notes to our consolidated financial statements. Transactions between segments, which are not significant, are consummated on a basis intended to reflect the market value of the underlying products or services. A majority of corporate expenses have been charged to the segments as part of a general allocation.

        Corporate and other also includes the operating results of our New Initiatives Group. Our New Initiatives Group primarily generates revenue from the sale of advertising space on its websites. The operating results of our New Initiatives Group, which are immaterial to our consolidated results of operations, are aggregated as part of corporate and other.

        The results of operations of our CSU segment fluctuate on a quarterly basis, primarily as a result of changes in the level of student enrollment at our campuses. Our CSU segment schools typically experience a seasonal increase in enrollment in the fall, traditionally when the largest number of new high school graduates begins postsecondary education. Furthermore, although we encourage year-round attendance at all campuses, certain of our programs at certain schools include summer breaks. As a result of these factors, total student enrollment and revenue are typically highest in the fourth quarter (October through December) and lowest in the second quarter (April through June). CSU operating costs do not fluctuate as significantly on a quarterly basis, except for admissions and advertising expenses, which are typically higher during the second quarter and third quarter (April through September) in support of seasonally high enrollment. We anticipate that these seasonal trends will continue.

        The results of operations of AIU Online fluctuate on a quarterly basis, primarily as a result of the school's academic calendar and, more specifically, the number of instructional days in each quarter. Historically, the number of revenue-generating instructional days has been highest during the first and second quarters (January through June), lower in the third quarter (July through September), and lowest in the fourth quarter (October through December). Our operating costs for AIU Online do not fluctuate as significantly on a quarterly basis. We anticipate that these seasonal trends will continue.

        The results of operations of CTU Online are not significantly impacted by seasonal trends, as, historically, the number of revenue-generating instructional days during each quarter has not fluctuated significantly.

        Summary financial information by reportable segment is as follows (in thousands):

	Revenues			Segment Profit
	2005	2004	2003	2005	2004	2003
CSU	$1,368,431	$1,337,068	$1,029,176	$173,442	$175,269	$152,003
OEG	666,109	391,464	148,811	262,718	158,815	66,659
Corporate and other	15	—	—	(62,021)	(38,275)	(30,042)

	$2,034,555	$1,728,532	$1,177,987	374,139	295,809	188,620

Reconciling items:
Interest income				11,967	2,952	1,004
Interest expense				(1,841)	(2,802)	(1,845)
Miscellaneous income (expense)				(982)	(290)	1,334

Earnings before income taxes				$383,283	$295,669	$189,113

	Assets as of December 31,			Capital Expenditures
	2005	2004	2003	2005	2004	2003
CSU	$1,606,396	$975,262	$891,150	$88,083	$117,294	$85,197
OEG	354,594	168,687	77,955	26,528	10,765	4,941
Corporate and other	(454,885)	243,063	156,893	11,015	14,722	10,134

	$1,506,105	$1,387,012	$1,125,998	$125,626	$142,781	$100,272

	Depreciation and Amortization			Share of Affiliate Earnings
	2005	2004	2003	2005	2004	2003
CSU	$62,505	$47,963	$37,737	$5,067	$4,248	$3,354
OEG	5,664	2,616	1,151	—	—	—
Corporate and other	10,551	6,890	5,020	—	—	—

	$78,720	$57,469	$43,908	$5,067	$4,248	$3,354

        The increase in corporate and other net unallocated expenses for the year ended December 31, 2005, as compared to the year ended December 31, 2004, is primarily attributable to increases in costs within our corporate compliance, internal audit, and legal departments. Also, during 2005, we decreased the percentage of corporate costs that we allocate to our OEG segment campuses, as compared to the percentage of corporate costs that we allocated to OEG segment campuses during 2004 and 2003. This change did not have a significant effect on OEG's segment profit during the year ended December 31, 2005.

        The negative corporate and other segment asset balance as of December 31, 2005, is primarily attributable to the elimination of intercompany receivable activity between corporate and CSU and OEG campuses, which is reflected within the corporate and other segment.

        Our principal operations are located in the United States, and our results of operations and long-lived assets in geographic regions outside of the United States are not significant. During the years ended December 31, 2005, 2004, and 2003, no individual customer accounted for more than 10% of our consolidated revenues.

21.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	For the Year Ended December 31,
	2005	2004	2003
	(In thousands)
CASH PAID FOR:
Interest	$1,877	$2,402	$3,555
Taxes	124,328	63,082	34,000
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations for purchases of equipment	$—	$—	$145
Fair value of shares of our common stock issued to Whitman shareholders	—	—	148,927
ACQUISITION ACTIVITY:
Fair value of assets acquired	$—	$—	$114,002
Fair value of liabilities assumed	—	—	(72,935)
Goodwill	—	—	234,700

Purchase price, including acquisition costs	$—	$—	$275,767

22.   REGULATION OF THE U.S. POST-SECONDARY EDUCATION INDUSTRY

        We realize that many students require assistance in financing their education. For this reason, all of our schools offer financial aid programs and financing options. A majority of students who attend our U.S.-accredited schools are eligible to participate in some form of government-sponsored financial aid program. Our schools also participate in a number of state financial aid programs and offer private funding options. Our schools that participate in federal financial aid programs are subject to extensive regulatory requirements imposed by federal and state government agencies, including the ED, and other standards imposed by educational accrediting bodies.

Nature of Federal Support for Postsecondary Education in the United States

        The U.S. government provides a substantial portion of its support for postsecondary education in the form of Title IV Program grants and loans to students who can use those funds to finance certain expenses at any institution that has been certified as eligible by the ED. These federal programs are authorized by the HEA.

        Generally, financial aid administered under Title IV Programs is awarded on the basis of financial need, which is generally defined under the HEA as the difference between the cost of attending an institution and the amount a student can reasonably be expected to contribute to that cost. Among other things, recipients of Title IV Program funds must maintain a satisfactory grade point average and progress in a timely manner toward completion of their program of study.

        Students at our schools may receive grants, loans, and work-study opportunities to fund their education under the following Title IV Programs, although not all of our schools participate in each of these programs:

        Federal Family Education Loan ("FFEL") Program.    Loans under the FFEL program are made by banks and other lending institutions directly to our students or their parents. If a student or parent defaults on a FFEL program loan, repayment is guaranteed by a federally recognized guaranty agency, which is then reimbursed by the ED. Our schools and students use a wide variety of lenders and guaranty agencies and have not experienced difficulties in identifying lenders and guaranty agencies willing to make and guarantee FFEL program loans. The two primary types of loans obtained by students at our schools under the FFEL program are Stafford loans and PLUS loans.

        Stafford loans, which may either be subsidized or unsubsidized, are loans made directly to our students by financial institutions that participate in the FFEL program. Students who have a demonstrated financial need are eligible to receive a subsidized Stafford loan, with the ED paying the interest on this loan while the student is enrolled at least half-time in school and during the first six months after leaving school. Students without a demonstrated financial need are eligible to receive an unsubsidized Stafford loan. The student is responsible for paying the interest on an unsubsidized Stafford loan while in school and after leaving school, although actual interest payments generally may be deferred by the student until after he or she has left school. Students who are eligible for a subsidized Stafford loan may also receive an unsubsidized Stafford loan.

        A student is not required to meet any specific credit scoring criteria to receive a Stafford loan, but any student with a prior Stafford loan default or who has been convicted under federal or state law of selling or possessing drugs may not be eligible for a Stafford loan. The ED has established maximum annual borrowing limits with respect to Stafford loans, and these annual limits are generally less than the tuition costs at our U.S. schools.

        A PLUS loan is a loan made directly by financial institutions to the parents of our dependent students. Parents who have an acceptable credit history can borrow under a PLUS loan to pay the educational expenses of a child who is a dependent student enrolled at least half-time at our U.S. schools. The amount of a PLUS loan cannot exceed the student's cost of attendance less all other financial aid received.

        Federal Grants.    Title IV Program grants are generally made to our students under the Federal Pell Grant ("Pell") program and the Federal Supplemental Educational Opportunity Grant ("FSEOG") program. The ED makes Pell grants up to a maximum amount of $4,050 per award year to students who demonstrate financial need. FSEOG program awards are designed to supplement Pell grants up to a maximum amount of $4,000 per award year for the neediest students. An institution is required to make a 25% matching contribution for all federal funds received under the FSEOG program.

        Federal Work-Study ("FWS") Program.    Generally, under the FWS program, federal funds are used to pay 75% of the cost of part-time employment of eligible students to perform work for the institution or certain off-campus organizations. The remaining 25% is paid by the institution or the student's employer. In select cases, these federal funds under the FWS program are used to pay 100% of the cost of part-time employment of eligible students.

        Federal Perkins Loan ("Perkins") Program.    Perkins loans are made from a revolving institutional account, 75% of which is capitalized by the ED and the remainder of which is funded by the institution. Each institution is responsible for collecting payments on Perkins loans from its former students and lending those funds to currently enrolled students. Currently, only one of our schools participates in the Perkins program.

ED Regulation of Federal Student Financial Aid Programs

        To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by the relevant education agencies of the state in which it is located, accredited by an accrediting agency recognized by the ED, and certified as eligible by the ED. The ED will certify an institution to participate in Title IV Programs only after the institution has demonstrated compliance with the HEA and the ED's extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance with these requirements to the ED on an ongoing basis. These standards are applied primarily on an institutional basis, with an institution defined as a main campus and its additional campus locations, if any.

        State Authorization for U.S. Institutions.    State licensing agencies are responsible for the oversight of educational institutions, and continued approval by such agencies is necessary for an institution to operate and grant degrees or diplomas to its students. Moreover, under the HEA, approval by such agencies is necessary to maintain eligibility to participate in Title IV Programs. As a result, we are subject to extensive regulation in each of the states in which our schools operate campuses and in other states in which our schools recruit students. Currently, each of our U.S. campuses is authorized by its applicable state licensing agency or agencies.

        The level of regulatory oversight varies substantially from state to state. In certain states in which we operate, our campuses are subject to licensure by an agency that regulates proprietary institutions and also by a separate higher education agency. State laws establish standards for, among other things, student instruction, qualifications of faculty, location and nature of facilities, and financial policies. State laws and regulations may limit our campuses' ability to operate or to award degrees or diplomas or offer new degree programs. See Note 14 "Commitments and Contingencies—State Regulatory Actions" of these notes to our consolidated financial statements for a detailed discussion of state regulatory matters currently affecting us and our schools.

        Accreditation for U.S. Institutions.    Accrediting agencies also are responsible for overseeing educational institutions, and, under the HEA, continued approval by an accrediting agency recognized by the ED is necessary for an institution to maintain eligibility to participate in Title IV Programs. Accreditation is a non-governmental process through which an institution submits to a qualitative review by an organization of peer institutions. Accrediting agencies primarily examine the academic quality of the institution's instructional programs, and a grant of accreditation is generally viewed as confirmation that an institution's programs meet generally accepted academic standards. Accrediting agencies also review the administrative and financial operations of the institutions they accredit to ensure that each institution has sufficient resources to perform its educational mission. Accrediting agencies must adopt specific standards in connection with their review of postsecondary educational institutions to be recognized by the ED. All of our U.S. campuses are accredited by one or more accrediting agencies recognized by the ED.

        Accrediting agency oversight may occur at several levels. An accrediting agency may place an institution on "Reporting" status to monitor one or more specified areas of performance. An institution placed on Reporting status is required to report periodically to its accrediting agency on its performance in the specified areas and to continue to submit such periodic reports for a specified period, which is generally one year, after which the institution is re-evaluated. An accrediting agency may place an institution on "Warning" status if it determines that the institution may be in danger of failing to comply with the accreditation requirement, or it may place an institution on "Probation" status if it determines that an institution appears to be deficient with regard to such requirement. In either instance, the institution is given a prescribed period to demonstrate that it has rectified the deficiency, which period may subsume two or more years. When an accrediting agency determines that a serious deficiency may exist, it may direct an institution to "Show Cause" as to why its accreditation should not be terminated. An institution under Show Cause is required to satisfy its accrediting agency within a prescribed period, generally less than one year, that it has satisfactorily resolved the deficiency. See Note 14 "Commitments and Contingencies—Accrediting Body Actions" of these notes to our consolidated financial statements for a detailed discussion of accreditation regulatory matters currently affecting us and our schools.

        Legislative Action.    The U.S. Congress must periodically reauthorize the HEA and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program. In December 2005, Congress temporarily extended the provisions of the HEA, pending completion of the reauthorization process or further extensions of the HEA. In February 2006, as part of the Deficit Reduction Act of 2005, Congress made certain changes in the HEA that had been reflected in the HEA reauthorization bills. The changes enacted eliminate certain restrictions on online programs, increase, beginning in 2007, student loan limits for the first two academic years of a student's program of study, and make other technical changes.

        Student Loan Default Rates.    An institution may lose eligibility to participate in some or all Title IV Programs if the rates at which former students default on the repayment of their federally-guaranteed or federally-funded student loans exceed specified percentages. An institution's cohort default rate under the FFEL program is calculated on an annual basis as the rate at which student borrowers scheduled to begin repayment of their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year.

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

        All of our schools have implemented student loan default management programs aimed at reducing the likelihood of our students' failure to repay their loans in a timely manner. Those programs emphasize the importance of students' compliance with loan repayment requirements and provide for extensive loan counseling, methods to increase student persistence and completion rates and graduate employment rates, and proactive borrower contacts after students cease enrollment.

        All of our schools participate in the FFEL program, and none of them had an FFEL cohort default rate of 25% or greater during any of the last three federal fiscal years.

        Financial Responsibility Standards.    To participate in Title IV Programs, an institution must satisfy specific measures of financial responsibility as prescribed by the ED. The ED evaluates institutions for compliance with these standards each year, based on the annual audited financial statements of an institution or its parent corporation, and following a change of control of an institution. With respect to our schools, it has been the ED's practice to measure financial responsibility on the basis of the financial statements of both our individual schools and CEC on a consolidated basis.

        To be considered financially responsible, an institution must, among other things, (i) have sufficient cash reserves to make required refunds, (ii) be current on its debt payments, (iii) meet all of its financial obligations, and (iv) achieve a "composite score" of at least 1.50 based on the institution's annual financial statements. The ED calculates an institution's composite score, which may range from -1.00 to 3.00, based on a combination of financial measures designed to establish the adequacy of an institution's capital resources, its financial viability, its ability to support current operations, and its ability to generate a profit. An institution that does not meet the ED's minimum composite score of 1.00 may demonstrate its financial responsibility in one of several ways, including posting a letter of credit in favor of the ED in an amount equal to at least 50% of Title IV Program funds received by the institution during its prior fiscal year or posting a letter of credit in an amount equal to at least 10% of Title IV Program funds received by the institution during its prior fiscal year and agreeing to certain additional requirements for the receipt of Title IV Program funds, including, in certain circumstances, receipt of Title IV Program funds under an agreement other than the ED's standard advance funding arrangement.

        Currently, none of our schools are required to post a letter of credit or accept other conditions on its participation in Title IV Programs due to failure to satisfy the ED's financial responsibility standards. Our consolidated composite score as of and for the year ended December 31, 2005, was 2.69, relative to a maximum score of 3.00.

        Return and Refunds of Title IV Program Funds.    An institution participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that were disbursed to students who withdrew from educational programs before completing the programs, and must return those funds in a timely manner. Institutions have historically been required to return such funds within 30 days of the date the institution determines that the student has withdrawn, but, based upon changes to the HEA in 2006, the deadline to return such funds will be extended to 45 days in the future. An institution that is found to be in non-compliance with ED refund requirements for either of the last two completed fiscal years must post a letter of credit in favor of the ED in an amount equal to 25% of the total Title IV Program refunds paid by the institution during its prior fiscal year. Due to non-compliance with ED refund requirements at 16 of our schools, we had posted a total of $5.4 million in letters of credit in favor of the ED as of December 31, 2005.

        Change of Ownership or Control.    When an institution undergoes a change of ownership resulting in a change of control, as that term is defined by the state in which it is located, its accrediting agency and the ED, it must secure the approval of those agencies to continue to operate and to continue to participate in Title IV Programs. If the institution is unable to re-establish state authorization and accreditation requirements and satisfy other requirements for certification by the ED, the institution may lose its authority to operate and its ability to participate in Title IV Programs. An institution whose change of ownership or control is approved by the appropriate authorities is nonetheless provisionally recertified by the ED for a period of up to three years. Transactions or events that constitute a change of control by one or more of the applicable regulatory agencies, including the ED, applicable state agencies, and accrediting bodies, include the acquisition of an institution from another entity or significant acquisition or disposition of an institution's equity. It is possible that some of these events may occur without our control.

        When we acquire an institution that is eligible to participate in Title IV Programs, that institution undergoes a change of ownership resulting in a change of control as defined by the ED. Each of our schools in the U.S. that we have acquired since our inception have undergone a certification review under our ownership and has been certified to participate in Title IV Programs on a provisional basis. Currently, seven of our schools participate in Title IV Programs under provisional certification due to the ED's change of ownership criteria.

        Opening New Schools, Start-up Branch Campuses, and Adding Educational Programs.    The HEA generally requires that proprietary institutions be fully operational for two years before applying to participate in Title IV Programs. However, an institution that is certified to participate in Title IV Programs may establish a start-up branch campus and participate in Title IV Programs at the start-up branch campus without reference to the two-year requirement if the start-up branch campus has received all of the necessary state and accrediting agency approvals, has been reported to the ED, and meets certain other criteria as defined by the ED. Nevertheless, under certain circumstances, such a start-up branch campus may also be required to obtain approval from the ED to be able to participate in Title IV Programs. Similarly, an institution that is eligible to participate in Title IV Programs may generally add a new educational program and disburse Title IV Program funds to students enrolled in that new program without ED approval if the new program leads to an associate level or more advanced degree and the institution already offers programs at that level, or if the new program prepares students for gainful employment in the same occupation or a related occupation as an educational program that has previously been designated as an eligible program at the institution and meets minimum length requirements. Otherwise, the institution must obtain the ED's approval before it may disburse Title IV Program funds to students enrolled in the new program.

        In addition to ED regulation, certain of the state and accrediting agencies with jurisdiction over our schools have requirements that may affect our ability to open a new school, open a start-up branch campus of one of our existing schools, or begin offering a new educational program at one of our schools.

        "90-10 Rule."    Under a provision of the HEA commonly referred to as the "90-10 Rule," a proprietary institution would no longer be eligible to participate in Title IV Programs if, on a cash accounting basis, it derived more than 90% of its revenue, as defined pursuant to applicable ED regulations, for any fiscal year from Title IV Programs. An institution that violates this 90-10 Rule becomes ineligible to participate in Title IV Programs as of the first day of the fiscal year following the fiscal year for which it is in violation of the rule and is unable to apply to regain its eligibility until the next fiscal year. If an institution violated the 90-10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the ED would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

        Administrative Capability.    ED regulations specify extensive criteria that an institution must satisfy to establish that it has the requisite administrative capability to participate in Title IV Programs. These criteria relate to, among other things, institutional staffing, operational standards, timely submission of accurate reports to the ED, and various other procedural matters. If an institution fails to satisfy any of the ED's criteria for administrative capability, the ED may require the repayment of Title IV Program funds disbursed by the institution, require the institution to receive Title IV Program funds under an agreement other than the ED's standard advance funding agreement while being provisionally certified, or commence a proceeding to impose a fine or limit, suspend, or terminate the participation of the institution in Title IV Programs.

        Restrictions on Payment of Commissions, Bonuses, and Other Incentive Payments.    An institution participating in Title IV Programs may not provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment or admission activity or in making decisions regarding the awarding of Title IV Program funds. The ED's laws and regulations regarding this rule do not establish clear criteria for compliance in all circumstances. If the ED determined that an institution's compensation practices violated these standards, the ED could subject the institution to monetary fines, penalties or other sanctions.

        Restrictions on Distance Education Programs.    Under current law, an institution participating in Title IV Programs must offer less than one half of its courses over telecommunication networks, including the Internet, or by correspondence, and an institution that offers one half or more of its courses over telecommunication networks or by correspondence ceases to be eligible to participate in Title IV Programs (the "50% Rule"). The Deficit Reduction Act of 2005 has eliminated the 50% Rule, effective July 1, 2006.

        Eligibility and Certification Procedures.    Under the provisions of the HEA, an institution must apply to the ED for continued certification to participate in Title IV Programs at least every six years or when it undergoes a change of control, as discussed above. The ED may place an institution on provisional certification status if it finds that the institution does not fully satisfy all required eligibility and certification standards. Provisional certification does not generally limit an institution's access to Title IV Program funds. The ED may withdraw an institution's provisional certification without advance notice if the ED determines that the institution is not fulfilling all material requirements. In addition, an institution must obtain ED approval for certain substantial changes in its operations, including changes in an institution's accrediting agency or state authorizing agency or changes to an institution's structure or certain basic educational features.

        Currently, 11 of our schools remain on provisional certification with the ED. Seven of our schools are on provisional certification because the initial period of their provisional certification following a change in control has not expired, two schools are on provisional certification due to late refunds of Title IV Program funds, one school is on provisional certification due to its Federal Perkins Loan default rate, and one school is on provisional certification due to an ongoing ED program review.

Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations

        We and our schools are subject to and have pending audits, compliance reviews, inquiries, investigations, claims of non-compliance, and lawsuits by the ED and other state regulatory agencies, accrediting agencies, present and former students and employees, shareholders, and other third parties that may allege violations of statutes, regulations, accreditation standards, or other regulatory requirements applicable to us or our schools. The HEA also requires that an institution's administration of Title IV Program funds be audited annually by an independent accounting firm and that the resulting audit report be submitted to the ED for review.

        If the results of any such audits, reviews, investigations, claims, or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, additional oversight and reporting, or other civil or criminal penalties. In addition, if the ED or another regulatory agency determined that one of our schools improperly disbursed Title IV Program funds or violated a provision of the HEA or the ED's regulations, that school could be required to repay such funds, and could be assessed an administrative fine. We have several such matters pending against us or one or more of our schools. See Note 14 "Commitments and Contingencies—Federal, State, and Accrediting Body Regulatory Actions" of these notes to our consolidated financial statements for a detailed discussion of certain of these matters.

23.   QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

2005 Quarters	First	Second	Third	Fourth
	(In thousands, except per share data)
Revenue	$510,436	$497,463	$497,482	$529,174
Income from operations	98,897	81,776	83,711	104,688
Loss from discontinued operations	(5,700)	—	—	(358)
Net income	55,922	52,763	54,935	70,258
Net income per share:
Basic	$0.55	$0.51	$0.55	$0.72
Diluted	0.53	0.50	0.53	0.70
2004 Quarters	First	Second	Third	Fourth
	(In thousands, except per share data)
Revenue	$397,365	$404,062	$436,034	$491,071
Income from operations	63,671	60,293	69,372	98,225
Net income	38,594	36,623	41,541	62,861
Net income per share:
Basic	$0.38	$0.36	$0.41	$0.61
Diluted	0.37	0.35	0.40	0.60

24.   VALUATION AND QUALIFYING ACCOUNTS

		2005 Activity
	Balance 12/31/04	Charges to Expenses	Acquired Balances	Amounts Written-off	Balance 12/31/05
		(In Thousands)
Student receivable allowance	$61,136	$80,348	$—	$(96,645)	$44,839
Deferred income tax valuation allowance	5,398	374	—	—	5,772
		2004 Activity
	Balance 12/31/03	Charges to Expenses(1)	Acquired Balances	Amounts Written-off	Balance 12/31/04
	(In Thousands)
Student receivable allowance	$47,467	$105,676	$—	$(92,007)	$61,136
Deferred income tax valuation allowance	4,295	1,103	—	—	5,398
		2003 Activity
	Balance 12/31/02	Charges to Expenses	Acquired Balances	Amounts Written-off	Balance 12/31/03
	(In Thousands)
Student receivable allowance	$23,598	$53,554	$9,433	$(39,118)	$47,467
Deferred tax valuation allowance	5,758	—	—	(1,463)	4,295

(1)
Charges to expense during 2004 with respect to our student receivable allowance includes an $18.9 million non-cash charge for our change in accounting estimate. See Note 7 "Changes in Allowance for Doubtful Accounts Estimate," of these notes to our consolidated financial statements for further detail.

QuickLinks

TABLE OF CONTENTS
PART I
  Cautionary Note Regarding Forward-Looking Statements
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
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
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS