Form 10-Q
period 2006-03-31
CAREER EDUCATION CORP
filed 2006-05-10
CIK 1046568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006,

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
2895 Greenspoint Parkway, Suite 600, Hoffman Estates, Illinois 60195
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (847) 781-3600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares of registrant’s common stock, par value $0.01, outstanding as of May 9, 2006: 97,657,969

CAREER EDUCATION CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$99,022	$132,308
Investments	389,991	272,093
Total cash and cash equivalents and investments	489,013	404,401
Receivables:
Students, net of allowance for doubtful accounts of $40,869 and $44,839 as of March 31, 2006, and December 31, 2005, respectively	61,836	76,447
Other, net	7,042	5,015
Prepaid expenses	37,908	37,412
Inventories	15,408	14,090
Deferred income tax assets	10,122	10,122
Other	29,082	31,067
Total current assets	650,411	578,554
PROPERTY AND EQUIPMENT, net	405,272	411,144
GOODWILL	433,475	443,584
INTANGIBLE ASSETS, net	35,434	35,286
OTHER ASSETS	37,945	37,537
TOTAL ASSETS	$1,562,537	$1,506,105
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$590	$627
Accounts payable	24,108	28,627
Accrued expenses:
Payroll and related benefits	27,740	39,471
Income taxes	39,566	23,509
Other	82,643	82,513
Deferred tuition revenue	166,286	152,007
Total current liabilities	340,933	326,754
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	16,673	16,358
Deferred rent obligations	95,756	89,680
Deferred income tax liabilities	31,212	31,212
Other	5,862	5,854
Total long-term liabilities	149,503	143,104
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 103,532,983 and 103,384,741 shares issued, 97,571,783 and 98,112,741 shares outstanding as of March 31, 2006, and December 31, 2005, respectively	1,035	1,033
Additional paid-in capital	598,952	591,287
Accumulated other comprehensive income	2,402	1,989
Retained earnings	694,795	642,096
Cost of 5,961,200 and 5,272,000 shares in treasury as of March 31, 2006, and December 31, 2005, respectively	(225,083)	(200,158)
Total stockholders’ equity	1,072,101	1,036,247
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,562,537	$1,506,105

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2006	2005
REVENUE:
Tuition and registration fees	$506,677	$484,881
Other	21,953	25,555
Total revenue	528,630	510,436
OPERATING EXPENSES:
Educational services and facilities	161,959	156,348
General and administrative	256,058	237,990
Depreciation and amortization	21,009	17,201
Goodwill impairment charge	10,389	—
Total operating expenses	449,415	411,539
Income from operations	79,215	98,897
OTHER INCOME (EXPENSE):
Interest income	4,297	1,707
Interest expense	(351)	(436)
Share of affiliate earnings	903	1,826
Miscellaneous income (expense)	121	(558)
Total other income	4,970	2,539
Income before provision for income taxes	84,185	101,436
PROVISION FOR INCOME TAXES	31,486	39,814
Income from continuing operations	52,699	61,622
DISCONTINUED OPERATIONS:
Loss from discontinued operations	—	(5,700)
NET INCOME	$52,699	$55,922
NET INCOME PER SHARE—BASIC:
Income from continuing operations	$0.54	$0.60
Loss from discontinued operations	—	(0.05)
Net income	$0.54	$0.55
NET INCOME PER SHARE—DILUTED:
Income from continuing operations	$0.53	$0.59
Loss from discontinued operations	—	(0.06)
Net income	$0.53	$0.53
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	98,143	102,590
Diluted	100,220	105,195

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

						Accumulated
	Common Stock		Treasury Stock		Additional	Other
		$0.01 Par	Purchased		Paid-in	Comprehensive	Retained
	Issued Shares	Value	Shares	Cost	Capital	Income	Earnings	Total
BALANCE, December 31, 2005	103,385	$1,033	(5,272)	$(200,158)	$591,287	$1,989	$642,096	$1,036,247
Net income	—	—	—	—	—	—	52,699	52,699
Foreign currency translation	—	—	—	—	—	394	—	394
Unrealized gain on investments	—	—	—	—	—	19	—	19
Total comprehensive income								53,112
Treasury stock purchased	—	—	(689)	(24,925)	—	—	—	(24,925)
Share-based compensation	—	—	—	—	4,000	—	—	4,000
Compensatory shares	1	—	—	—	15	—	—	15
Common stock issued under:
Stock option plans	101	1	—	—	1,602	—	—	1,603
Employee stock purchase plan	46	1	—	—	1,328	—	—	1,329
Tax benefit of options exercised	—	—	—	—	720	—	—	720
BALANCE, March 31, 2006	103,533	$1,035	(5,961)	$(225,083)	$598,952	$2,402	$694,795	$1,072,101

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,699	$55,922
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment charge	10,389	—
Loss from discontinued operations	—	5,700
Depreciation and amortization expense	21,009	17,201
Compensation expense related to share-based awards	4,015	—
Loss on disposition of property and equipment	23	430
Share of affilate earnings, net of dividends received	(903)	(612)
Tax benefit associated with stock option exercises	—	626
Other	204	191
Changes in operating assets and liabilities	35,201	31,725
Net cash provided by operating activities	122,637	111,183
CASH FLOWS FROM INVESTING ACTIVITIES:
Business disposition / acquisition, net of cash	—	(908)
Purchases of property and equipment	(17,543)	(25,539)
Purchases of available-for-sale investments	(361,619)	—
Sales of available-for-sale investments	243,772	—
Other	(5)	2
Net cash used in investing activities	(135,395)	(26,445)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of treasury stock	(24,925)	—
Issuance of common stock	2,932	2,314
Tax benefit associated with stock option exercises	720	—
Payments of revolving loans	—	(1,630)
Payments of capital lease obligations and other long-term debt	(89)	(708)
Net cash used in financing activities	(21,362)	(24)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	834	(1,904)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33,286)	82,810
CASH AND CASH EQUIVALENTS, beginning of the period	132,308	349,458
CASH AND CASH EQUIVALENTS, end of the period	$99,022	$432,268

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                 ORGANIZATION AND BASIS OF PRESENTATION

As used in this Quarterly Report on Form 10-Q, the terms “we,” us,” “our,” and “CEC” refer to Career Education Corporation and our wholly-owned subsidiaries. The terms “school” and “university” refers to an individual, branded, proprietary educational institution, owned by us and including its campus locations. The term “campus” refers to an individual main or branch campus operated by one of our schools or universities.

We are a dynamic educational services company committed to quality, career-focused learning and led by passionate professionals who inspire individual worth and lifelong achievement. Since our founding in 1994, we have progressed rapidly toward our goal of becoming the world’s leading provider of quality educational services. We are the world’s largest on-ground provider of private, for-profit postsecondary education and have a substantial and growing presence in online education. Our schools and universities prepare students for professionally and personally rewarding careers through the operation of 86 campuses, including two online campuses, located throughout the United States and in France, Canada, and the United Kingdom.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The condensed consolidated balance sheet as of December 31, 2005, has been derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements. For additional information, refer to the consolidated financial statements and notes to consolidated financial statements as of and for the year ended December 31, 2005, included in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission (“SEC”) on March 6, 2006.

The unaudited condensed consolidated financial statements presented herein include the accounts of CEC and our wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated. The results of operations of all acquired businesses have been consolidated for all periods subsequent to the date of acquisition.

Certain amounts in our prior period financial statements have been reclassified to conform to the current period presentation.

2.                 GOODWILL IMPAIRMENT

On the first day of January of each year, our goodwill balances are reviewed for impairment through the application of a fair-value-based test. The results of the test as of January 1, 2006, indicated no goodwill impairment, as, for all reporting units, which we define as our school operating divisions, our estimate of reporting unit fair value exceeded the carrying value of the reporting unit. Our estimate of fair value for each of our reporting units was based primarily on projected future results and cash flows and other assumptions. Although we believe our projections and resulting estimates of fair value are reasonable, historically, our projections have not always been achieved. For our Health Education division and our Gibbs division reporting units, estimated fair values exceeded carrying values by a relatively small margin as of January 1, 2006, such that the failure of either of these reporting units to achieve projected operating results and cash flows in the near term or long term may reduce the reporting unit’s estimated fair value below its carrying value and result in the recognition of a goodwill impairment charge.

Our Gibbs division did not achieve its projected student enrollment targets, operating results, and cash flows through April 2006, and, thus, we do not believe that the reporting unit will be able to achieve full year 2006 projected operating results and cash flows. As previously disclosed, there are several key factors that contribute to the continuing weakness in our Gibbs division’s operating results, including, (1) significant past and expected future declines in student population relative to student population in prior periods, (2) negative press coverage in 2004 and 2005 regarding us and certain of our Gibbs division campuses, and (3) the overall strengthening of economic conditions in the U.S. In consideration of our Gibbs division’s weak operating results, we retested the division’s goodwill balance for impairment as of April 1, 2006. The results of the test as of April 1, 2006, indicated that the value of goodwill attributable to our Gibbs division of approximately $10.4 million had been impaired, as our estimate of the reporting unit’s fair value was less than the carrying value of the reporting unit. Thus, we recorded a goodwill impairment charge during the first quarter of 2006 of $10.4 million, pretax, or $0.06 per diluted share to reduce the carrying value of Gibbs division goodwill to zero as of March 31, 2006.

The goodwill balance as of March 31, 2006, attributable to our Health Education division is $216.0 million. The Health Education division achieved its projected first quarter 2006 operating results and cash flows and, we will continue to monitor the operating results and cash flows of this reporting unit on a quarterly basis for signs of possible declines in estimated fair value and goodwill impairment.

3.                 FINANCIAL INSTRUMENTS

Cash and Cash Equivalents and Investments

Cash equivalents include short-term investments with a term to maturity of less than 90 days. The U.S. Department of Education (“ED”) requires that funds from various federal financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended (“HEA”), which we refer to as “Title IV Programs,” collected in advance of student billings be kept in a separate cash account until the students are billed for the portion of their program related to those Title IV Program funds collected. These restricted cash balances generally remain in these separate accounts for an average of 60 to 75 days from receipt. We do not recognize restricted cash balances on our consolidated balance sheets until all restrictions have lapsed. As of March 31, 2006, and December 31, 2005, the amount of restricted cash balances kept in separate cash accounts was not significant. Restrictions on cash balances have not affected our ability to fund daily operations.

Investments, which primarily consist of municipal auction rate securities and asset-backed securities, are classified as “available-for-sale” in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are recorded at fair value. Any unrealized gains or temporary unrealized losses, net of income taxes, are reported as a component of accumulated other comprehensive income on our consolidated balance sheets. Realized gains and losses are computed on the basis of specific identification and are included in miscellaneous other income (expense) in our consolidated income statements. Cash and cash equivalents and investments consist of the following as of March 31, 2006, and December 31, 2005 (in thousands):

	March 31, 2006
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$34,015	$—	$—	$34,015
Money market funds	53,551	—	—	53,551
Commercial paper	11,454	2	—	11,456
Total cash and cash equivalents	99,020	2	—	99,022
Investments (available-for-sale):
Auction rate municipal bonds (1)	363,417	—	(7)	363,410
Asset-backed securities	12,654	72	—	12,726
Commercial paper	8,385	—	(7)	8,378
Mortgage-backed securities	5,492	—	(15)	5,477
Total investments	389,948	72	(29)	389,991
Total cash and cash equivalents and investments	$488,968	$74	$(29)	$489,013

	December 31, 2005
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$64,367	$—	$—	$64,367
Money market funds	44,513	—	—	44,513
Commercial paper	23,427	1	—	23,428
Total cash and cash equivalents	132,307	1	—	132,308
Investments (available-for-sale):
Auction rate municipal bonds (1)	239,003	—	(3)	239,000
Asset-backed securities	30,444	85	(41)	30,488
Mortgage-backed securities	2,619	—	(14)	2,605
Total investments	272,066	85	(58)	272,093
Total cash and cash equivalents and investments	$404,373	$86	$(58)	$404,401

(1)          Investments in auction rate municipal bonds generally have stated terms to maturity of greater than one year. However, we classify investments in auction rate municipal bonds as current on our consolidated balance sheet because we are generally able to divest our holdings at auction 30 days from our purchase date.

Student Receivables Valuation Allowance

Changes in our student receivables allowance during the three months ended March 31, 2006 and 2005, were as follows:

	Balance, Beginning of Period	Charges to Expense	Amounts Written-off	Balance End of Period
	(In thousands)
For the three months ended March 31, 2006	$44,839	$14,476	$(18,446)	$40,869
For the three months ended March 31, 2005	$61,136	$17,496	$(27,752)	$50,880

Credit Agreements

As of March 31, 2006, we have outstanding under our $200.0 million U.S. Credit Agreement revolving loans totaling $13.9 million and letters of credit totaling $17.7 million. Credit availability under our U.S. Credit Agreement as of March 31, 2006, is $168.4 million.

As of March 31, 2006, we have no revolving loans outstanding under our $10.0 million (USD) Canadian Credit Agreement.

4.                 RECOURSE LOAN AGREEMENTS

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

Under our original recourse loan agreement, loans funded were intended for students whose credit scores were less than the credit score required under Sallie Mae’s non-recourse loan program for our students. A student was generally eligible for a Sallie Mae recourse loan under the original agreement if (1) the student demonstrated a specified minimum credit score, (2) any bankruptcy proceeding involving the student had been discharged for at least 18 months, and (3) the student was not in default or delinquent with respect to any prior student loan. Under the terms of the original agreement, we are obligated to purchase, with funds that have been deposited into the reserve account as discussed above, recourse loans funded under the original agreement (a) that have been delinquent for 150 days or (b) upon the bankruptcy, death, or total and permanent disability of the borrower. The amount of our repurchase obligation under the original agreement may not exceed 20% of loans funded under the original agreement, which also represents the amount that is withheld by Sallie Mae and deposited into the reserve account. Any balance remaining in the reserve account after all recourse loans have been either repaid in full or repurchased by us will be paid to us. Our new recourse loan agreement with Sallie Mae has substantially similar terms, with the exception that students and, if applicable, their qualified co-borrowers, must demonstrate a slightly higher specified minimum credit score than the credit score required under the original agreement to be eligible for a recourse loan.

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

Amounts held in reserve with Stillwater will be used to finance 50% of the principal balance of any loans that we are required to purchase pursuant to the agreement. We record such amounts as a deposit in long-term assets on our consolidated balance sheet. Based on our collection experience, we establish a 100% reserve against Stillwater funds on deposit. Due to the high level of uncollectible amounts expected under the Stillwater agreement, the associated costs are classified as a reduction of the related tuition revenue in our consolidated statement of income. Costs are recognized on a straight-line basis over the course of the instructional term for which the underlying loan was granted as the related revenues are earned. Upon purchasing Stillwater loans in default, we record the total balance of the loans as a long-term recourse loan receivable and transfer the reserve for recourse loans withheld by the lender, totaling approximately 50% of the related principal balance, from the deposit contra-account to the long-term loan receivable contra-account, such that the net book value of the purchased loans is approximately 50% of the related principal balance. Based on our collections experience, we believe that the 50% reserve is reasonable to provide for Stillwater loans that have been purchased or that may be purchased and that may be ultimately uncollectible. We evaluate the collectibility of our Stillwater loan receivables on a periodic basis and may adjust our reserve estimates in future periods based on collections experience.

The following table reflects selected information with respect to each of our recourse loan agreements, including cumulative loan disbursements and purchase activity under the agreements from inception through March 31, 2006 (in millions, except for cumulative loan limits per student):

							Loans We May
	Agreement	Disbursed		Cumulative Loan	Loans	Loans	be Required to
Lender	Effective Date	Loan Limit		Limit Per Student (5)	Disbursed	Purchased	Purchase (6)
Sallie Mae	July 2002 to	$180.0	(3)	$12,000 to	$91.3	$13.5	$4.8
	June 2009 (1)			$23,000
Stillwater	Commenced	$20.0	(4)	$7,500 to	$21.7	$19.9	$5.5
	December 2003 (2)			$13,500

(1)          Our original recourse loan agreement with Sallie Mae was effective from July 1, 2002, to February 28, 2006. We entered into a new recourse loan agreement effective March 1, 2006, that expires on June 30, 2009.

(2)          The Stillwater agreement commenced in December 2003 and has no stated termination date. We or Stillwater may terminate the agreement 90 days after notifying the other party of its intention to do so.

(3)          Our original recourse loan agreement with Sallie Mae had no stated limit for the amount of loans to be disbursed under the agreement. Loans funded prior to March 1, 2006, were subject to this previous agreement. Under our new recourse loan agreement with Sallie Mae, the total amount of loans that may be funded may not exceed $180.0 million through June 30, 2008, with funding limits of $20.0 million for the period of March 1, 2006, to June 30, 2006, $80.0 million for the period of July 1, 2006, to June 30, 2007, and $80.0 million for the period of July 1, 2007, to June 30, 2008. There is currently no stated loan funding limit for the period of July 1, 2008, to June 30, 2009. Instead, any funding limit must be negotiated by both parties prior to July 1, 2008.

(4)          Under the Stillwater agreement, the total amount of loans held by Stillwater under the agreement at any time cannot exceed $20.0 million.

(5)          Loan limit per student generally represents the maximum loan amount available to an individual student during his or her complete academic program at one of our schools. Loan limits vary based on the length and cost of the student’s academic program.

(6)          Loans we may be required to purchase represents the maximum principal amount of loans under each agreement that we may be required to purchase in the future based on cumulative loans disbursed and purchased through March 31, 2006.

Costs associated with our recourse loan agreements for the three months ended March 31, 2006 and 2005, are set forth below (in thousands). As discussed above, costs incurred in connection with our Sallie Mae agreement are classified as a component of educational services and facilities expense in our consolidated statement of income, and costs incurred in connection with our Stillwater agreement are classified as a reduction of tuition and registration fee revenue in our consolidated statement of income.

	For the Three Months ended March 31,
	2006	2005
Sallie Mae	$1,591	$3,033
Stillwater	$1,203	$1,922

Outstanding recourse loan deposit, contra-deposit, loan receivable, and contra-loan receivable balances as of March 31, 2006, and December 31, 2005, are set forth below (in thousands).

	Deposits	Contra- Deposits	Net Book Value
Sallie Mae
As of March 31, 2006	$4,782	$4,581	$201
As of December 31, 2005	$6,893	6,702	$191
Stillwater
As of March 31, 2006	$2,924	2,704	$220
As of December 31, 2005	$3,072	2,721	$351

		Allowance For
	Loan	Uncollectible	Net Book
	Receivable	Loans	Value
Sallie Mae
As of March 31, 2006	$13,396	13,396	$—
As of December 31, 2005	$9,583	9,583	$—
Stillwater
As of March 31, 2006	$21,326	13,341	$7,985
As of December 31, 2005	$17,747	11,181	$6,566

5.    COMMITMENTS AND CONTINGENCIES

Litigation

We are, or were, a party to the following pending legal proceedings that are outside the scope of ordinary routine litigation incidental to our business.

Employment Litigation

Vander Vennet, et al. v. American InterContinental University, Inc., et al.    As previously disclosed, on August 24, 2005, former admissions advisors of American InterContinental University (“AIU”) Online filed a lawsuit in the United States District Court for the Northern District of Illinois alleging that we, AIU Online, and the President of our University division, violated the Fair Labor Standards Act (“FLSA”), the Illinois Minimum Wage Law, and the Illinois Wage Payment and Collection Act by failing to pay the plaintiffs for all of the overtime hours they allegedly worked. Plaintiffs seek unspecified lost wages, liquidated damages, attorneys’ fees, and injunctive relief. The plaintiffs are also seeking certification as a class under the FLSA. On December 22, 2005, and April 7, 2006, the Court granted plaintiffs’ motions to send FLSA Notice, and plaintiffs’ counsel has distributed such notice to certain current and former admissions advisors. On April 7, 2006, the Court granted the plaintiffs’ motion to expand the class to include temporary admissions advisors. Defendants deny all of the material allegations in the complaint and are vigorously defending the claims and opposing class certification.

Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of this matter. An unfavorable outcome could have a material adverse impact on our business, results of operations, cash flows, and financial condition.

Securities Litigation

In re Career Education Corporation Securities Litigation.   As previously disclosed, In re Career Education Corporation Securities Litigation represents the consolidation into one suit of six purported class action lawsuits filed between December 9, 2003, and February 5, 2004, in the United States District Court for the Northern District of Illinois by and on behalf of certain purchasers of our common stock against us and two of our executive officers, John M. Larson and Patrick K. Pesch. The suits purportedly were brought on behalf of all persons who acquired shares of our common stock during specified class periods. The complaints allege that in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of our business and prospects during the putative class periods, causing the respective plaintiffs to purchase shares of our common stock at artificially inflated prices. The plaintiffs further claim that John M. Larson and Patrick K. Pesch are liable as control persons under Section 20(a) of the Exchange Act. The plaintiffs ask for unspecified amounts in damages, interest, and costs, as well as ancillary relief. Five of these lawsuits were found to be related to the first filed lawsuit, captioned Taubenfeld v. Career Education Corporation et al. (No. 03 CV 8884), and were reassigned to the same judge. On March 19, 2004, the Court ordered these six cases to be consolidated and appointed Thomas Schroeder as lead plaintiff. On April 6, 2004, the Court appointed the firm of Labaton Sucharow & Rudoff LLP, which represents Mr. Schroeder, as lead counsel. Subsequently, the Court issued an order changing the caption of this lawsuit to In re Career Education Corporation Securities Litigation.

On June 17, 2004, plaintiffs filed a consolidated amended complaint. On February 11, 2005, defendants’ motion to dismiss was granted, without prejudice. On April 1, 2005, plaintiffs filed a second amended complaint. On March 28, 2006, defendants’ motion to dismiss the second amended complaint was granted, without prejudice. On May 1, 2006, plaintiffs filed a third amended complaint.

Derivative Actions.   As previously disclosed, on January 5, 2004, a derivative action captioned McSparran v. John M. Larson, et al. (“McSparran”), was filed in the United States District Court for the Northern District of Illinois on behalf of CEC, against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, Nick Fluge, Jacob P. Gruver, and Todd H. Steele, and CEC as a nominal defendant. Each individual defendant in this action is or was one of our officers and/or directors. The lawsuit alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and breach of fiduciary duties for insider stock sales and misappropriation of information, generally based on allegations of conduct similar to that complained of in the In re Career Education Corporation Securities Litigation matter described above. The plaintiffs ask for unspecified amounts in damages, interest, and costs, as well as ancillary relief.

On October 1, 2004, the court ordered the McSparran lawsuit to be consolidated with the derivative action captioned Ulrich v. John M. Larson, et al., which was filed in the United States District Court for the Northern District of Illinois on July 20, 2004, and names the same defendants and asserts the same claims as alleged in the McSparran lawsuit. On November 5, 2004, plaintiffs filed an amended consolidated complaint in this matter, which the defendants moved to dismiss on December 16, 2004. On March 24, 2005, the Court stayed discovery pending resolution of defendants’ motion to dismiss. On January 27, 2006, the Court issued an order denying defendants’ motion to dismiss. On February 15, 2006, defendants filed a motion for expedited reconsideration of the Court’s denial of defendants’ motion to dismiss. The Court heard oral argument on this motion on March 1, 2006, and defendants are awaiting a ruling on the motion.

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

As previously disclosed, on June 3, 2005, a derivative suit captioned Romero v. Dowdell, et al., was filed in the Chancery Court of New Castle County, Delaware, on behalf of CEC against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, and CEC as a nominal defendant. The complaint alleges breach of fiduciary duty for insider stock sales, misappropriation of information for personal profit and breach of fiduciary duty of good faith, generally based on allegations of conduct similar to that complained of in the lawsuits captioned In re Career Education Corporation Securities Litigation, McSparran v. John M. Larson, et al., Xiao-Qiong Huang v. John M. Larson, et al., and Nicholas v. Dowdell, et al. On July 5, 2005, defendants filed a motion to dismiss. On October 12, 2005, in response to the defendants’ motion to dismiss, the plaintiff filed an amended derivative complaint. Defendants filed a motion to dismiss the amended derivative complaint on October 26, 2005.

Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of these matters. An unfavorable outcome of any one or more of these matters could have a material adverse impact on our business, results of operations, cash flows, and financial condition.

Special Committee Investigation

As previously disclosed, our Board of Directors formed a special committee to conduct an independent investigation of allegations of securities laws violations against us. These allegations were asserted in the In re Career Education Corporation Securities Litigation matter described above (the “Class Action”). The Special Committee retained the law firm of McDermott, Will & Emery LLP, which in turn retained the forensic accounting firm Navigant Consulting, Inc., to assist in the investigation. Among other things, the investigation reviewed the allegations related to our accounting practices and reported statistics relating to starts, student population, and placement.

As previously disclosed, the Special Committee did not find support for the claims that CEC or its senior management engaged in the securities laws violations alleged in the Class Action. The Special Committee did find wrongful conduct by individual employees of CEC but specifically found that the wrongful activity was not directed or orchestrated by our senior management.

Also, as previously disclosed, the Special Committee conducted a further investigation of assertions related to the claims of securities laws violations made for the first time, and not previously examined, in the second amended complaint filed in the Class Action. The Special Committee completed its investigation of these new assertions and concluded that it did not find support for them. In so doing, the Special Committee reaffirmed its prior conclusion that it did not find support for the claims that CEC or its senior management engaged in the securities laws violations alleged in the Class Action. With respect to the recently filed third amended complaint in the Class Action, the Special Committee is aware of the new amended complaint but has not decided if there are additional issues raised in that complaint that will require review by the Special Committee.

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

Action against Former Owners of Western School of Health and Business Careers

As previously disclosed, on March 12, 2004, we and WAI, Inc. (“WAI”), our wholly-owned subsidiary, filed a lawsuit in the United States District Court for the Western District of Pennsylvania, Pittsburgh Division, against the former owners of Western School of Health and Business Careers (“Western”), located in Pittsburgh, Pennsylvania. In the lawsuit, we allege that the former owners of Western made material misrepresentations of fact and breached certain representations and warranties regarding the accreditation and approval of several programs of study offered by Western and seek full indemnification for all losses, costs, and damages, including attorneys’ fees, resulting from the alleged misrepresentation and breaches. On July 12, 2004, we filed a similar complaint in the Court of Common Pleas of Allegheny County, Pennsylvania, and subsequently voluntarily dismissed the federal lawsuit. The defendants filed an Answer and New Matter in response to the state court complaint on December 3, 2004. On January 24, 2005, we filed a response to the New Matter, which is a series of factual assertions akin to affirmative defenses. On May 2, 2006, we filed a motion seeking leave to assert claims for breach of contract, professional malpractice and negligent misrepresentation against Western’s former accounting firm. This motion is currently pending before the Court. Discovery is in progress.

The misrepresentations we allege in this matter came to light during a routine change of ownership review undertaken by the Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”), subsequent to our acquisition of Western. On March 4, 2004, the ACCSCT notified us of discrepancies in accreditation and approval documents related to several academic programs. Immediately thereafter, Western suspended marketing, new enrollments, and disbursement of funds issued under Title IV Programs for all affected academic programs. Western promptly applied for approval of all academic programs referenced in the lawsuit, and, in June 2004, both the ACCSCT and the ED issued approvals for the diploma programs. Western then resumed marketing, enrolling new students, and disbursement of Title IV Program aid to students in the diploma programs. On July 12, 2004, the ACCSCT approved the degree programs effective upon a demonstration that several stipulations had been addressed. Western addressed these stipulations to the satisfaction of the ACCSCT, and marketing, enrollment of new students, and disbursing of Title IV Program funds to students in the degree programs has since resumed.

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

Student Litigation

Laronda Sanders, et al. v. Ultrasound Technical Services, Inc. et al.   On March 15, 2006, 12 former students of the Landover, Maryland campus of Sanford-Brown Institute (“SBI”), one of our schools, filed a class action complaint, on behalf of themselves and all others similarly situated, against us and Ultrasound Technical Services, Inc., one of our subsidiaries, in the Circuit Court for Prince George’s County, Maryland. The complaint alleges that the defendants made fraudulent misrepresentations and violated the Maryland consumer fraud act by misrepresenting or failing to disclose, among other things, details regarding instructors’ experience or preparedness, availability of clinical externship assignments, and estimates for the dates upon which the plaintiffs would receive their certificates and be able to enter the work force. Plaintiffs further allege that defendants failed to maintain accurate attendance records, and that defendants have negligently or deliberately dropped students without justification. The complaint also alleges that defendants breached the enrollment contract with plaintiffs by failing to provide the promised instruction, training, externships, and placement services. Plaintiffs seek actual damages, punitive damages, and costs. Defendants will be seeking to remove the action to the United States District Court for the District of Maryland, Greenbelt Division.

McCarten et al. v. Allentown Business School, Ltd. t/a Lehigh Valley College.   As previously disclosed, on September 28, 2005, a complaint was filed against Allentown Business School, Ltd. (“Allentown”), one of our subsidiaries, in the Court of Common Pleas of Lehigh County, Pennsylvania. The complaint purports to be brought on behalf of all former students of Allentown, now know as Lehigh Valley College, who received allegedly “high interest private loans” to fund their tuition requirements. The complaint alleges that Allentown violated Pennsylvania’s Unfair Trade Practices and Consumer Protection Law and engaged in intentional misrepresentation, negligent misrepresentation, and negligence by allegedly rushing students through a loan application process, through which students applied for and accepted “private, non-federal, non-state loans” at times when such students were allegedly eligible for low interest federal or state guaranteed education loans. The plaintiffs, on behalf of the putative class, seek compensatory and punitive damages in an unspecified amount. On December 12, 2005, the plaintiffs filed an amended complaint asserting the same claims as set forth in the initial compliant. On December 14, 2005, Allentown moved to compel arbitration. No date has been scheduled for oral argument on the motion to compel arbitration.

Bradley et al. v. Sanford-Brown College, Inc. et al.   As previously disclosed, on August 25, 2005, eight former students of the radiography program at our Sanford-Brown College (“SBC”) school in Kansas City, Missouri filed a complaint in the Circuit Court of Clay County, Missouri against us, SBC, Colorado Technical University, Inc. (“UDS”), one of our subsidiaries, and Whitman Education Group, Inc., one of our subsidiaries. The complaint alleges that the defendants made fraudulent misrepresentations and violated the Missouri Merchandising Practices Act by misrepresenting or failing to disclose, among other things, details regarding instructors’ experience or preparedness, estimates for starting salaries of program graduates, that the curriculum would prepare the students for the state board exams for radiography, that credit hours earned at SBC were transferable, and that SBC reported false expense estimates and false class credits in applications for federal and state grant and loan programs, and that admissions representatives had sales quotas for enrolling new students. The complaint also alleges that the defendants breached enrollment contracts with the plaintiffs by failing to provide the promised instruction, training, and placement services. Plaintiffs seek actual damages, punitive damages, and attorneys’ fees and costs, and other relief. On October 5, 2005, defendants removed the case to the United States District Court for the Western District of Missouri, and on October 13, 2005, filed a motion to dismiss. Pursuant to the Court’s order, plaintiffs filed an amended complaint on December 16, 2005, which the defendants have answered. Discovery is in progress.

Onate and Lawrence, et al. v. The Katharine Gibbs Corp.—New York, the Katharine Gibbs Corp.—Melville, and Career Education Corp.   As previously disclosed, on August 12, 2005, a purported class action was filed in the United States District Court for the Southern District of New York by and on behalf of persons enrolled or attending the Katharine Gibbs School—New York and the Katharine Gibbs School—Melville, located in Melville, New York, between January 1, 2002, and June 30, 2005. Plaintiffs allege that they have been injured as a result of what they describe as false and misleading practices by the defendants. Plaintiffs assert causes of action for violations of the New York General Obligations Law, the New York Education Law as well as for unjust enrichment and punitive damages. The plaintiffs also allege that the defendants misrepresented the reputation of the schools and what job placement assistance the defendants would provide. On October 11, 2005, the Court granted defendants’ motion to compel arbitration pursuant to the arbitration agreement contained within the plaintiffs’ enrollment agreements.

Benoit, et al. v. Career Education Corporation, et al.   As previously disclosed, on June 24, 2005, a purported class action was filed in Hillsborough County, Florida against us and UDS. The action is purportedly brought on behalf of all persons who have been enrolled in the Medical Billing and Coding Program (“MBC Program”) at our Sanford-Brown—Tampa campus in the last four years. The complaint alleges that the defendants breached enrollment contracts with the plaintiffs and other class members and violated the Florida Deceptive and Unfair Trade Practices Act (“FDUTPA”) by, among other things, failing to properly train students, offer and require sufficient hours of course work, provide properly trained instructors, provide appropriate curriculum consistent with the represented degree, award the represented degree, provide adequate career placement services, and by misrepresenting that they would provide such services. The complaint also alleges that the defendants “padded” the MBC Program curriculum to charge greater tuition, purportedly in violation of the FDUTPA. Plaintiffs seek actual damages, attorneys’ fees and costs, and other relief. On October 11, 2005, the Court ordered that the lawsuit be stayed pending completion of arbitration pursuant to the arbitration agreement contained within the plaintiffs’ enrollment agreements.

Thurston, et al. v. Brooks College, Ltd., et al.   As previously disclosed, on March 21, 2005, a purported class action complaint was filed in the Superior Court for the State of California, County of Los Angeles, against Brooks College, one of our subsidiaries. The complaint was purportedly filed on behalf of all current and former attendees of Brooks College. The complaint alleges that Brooks College violated the California Business and Professions Code and Consumer Legal Remedies Act by allegedly misleading potential students regarding Brooks College’s admission criteria, transferability of credits, and retention and placement statistics, and by engaging in false and misleading advertising. Plaintiffs seek injunctive relief, restitution, unspecified punitive and exemplary damages, attorneys’ fees, interest, costs, and other relief. On June 24, 2005, the Court ruled that this action was related to the case captioned Outten, et al. vs. Career Education Corporation, et al., which is described below. The Court has lifted the discovery stay and the parties are engaged in pre-trial discovery. No date has been set for determining whether the case is suitable for class certification and no date has been set for trial.

Nilsen v. Career Education Corporation, et al.   As previously disclosed, on February 4, 2005, three former students of Brooks Institute of Photography (“BIP”), one of our subsidiaries, filed a purported class action complaint captioned in the Superior Court of the State of California, County of Santa Barbara, against us and BIP. The action was purportedly brought on behalf of all students who attended BIP from February 4, 2001, to the present. The complaint primarily alleges that BIP violated the California Education Code, the California Consumer Legal Remedies Act, and California Unfair Competition Law by allegedly misleading potential students regarding BIP’s placement rates and by engaging in false and misleading advertising. The plaintiffs sought injunctive relief, disgorgement of profits, punitive damages, interest, and attorneys’ fees and costs.

On August 17, 2005, the plaintiffs filed their first amended complaint, alleging violations of the California Education Code, violations of the California Consumer Legal Remedies Act, false advertising in violation of California’s Unfair Competition Law, fraud and unfair competition. Each cause of action in the plaintiffs’ first amended complaint arises from allegations that the defendants made misrepresentations to the plaintiffs concerning their career prospects. The plaintiffs seek monetary damages, injunctive relief, disgorgement of profits, punitive damages, interest and attorneys’ fees and costs on the first amended complaint.

On October 17, 2005, defendants filed a motion to stay the case pending the outcome of the administrative proceedings involving BIP and the California Bureau for Private Postsecondary and Vocational Education (“BPPVE”), as discussed below under “State Regulatory Actions.” Defendants also filed a demurrer to the plaintiffs’ first amended complaint, and a motion to compel arbitration and stay the action pending the administrative proceeding, if necessary. On December 6, 2005, the Court granted the motion to stay the action pending the administrative proceeding, and reserved ruling on the defendants’ demurrer and motion to compel arbitration. The stay was lifted on March 7, 2006. The Court denied the motion to compel arbitration on April 4, 2006. On April 18, 2006, the Court sustained the demurrer as to the first, second, third, and fifth cause of action. The plaintiffs filed a second amended complaint on May 2, 2006.

Viles v. Ultrasound Technical Services, Inc., et al.   As previously disclosed, on October 13, 2004, a purported class action was filed in Broward County, Florida against us and UDS. The action was purportedly brought on behalf of all persons who attended UDS’ Diagnostic Medical Sonography Program or Cardiovascular Technology Program in the State of Florida at any time during the period of October 12, 2000, to the present. The complaint alleges that UDS violated the FDUTPA by misrepresenting placement rates, potential salaries, and accreditation, falsifying clinical training records, failing to properly supervise students, failing to provide competent faculty and proper equipment, and admitting more students than UDS had space to properly educate. The plaintiff seeks damages, attorneys’ fees, costs, and other relief. On April 7, 2005, defendants filed motions to compel arbitration and transfer venue to Miami-Dade County, Florida. The parties have agreed to transfer venue to Miami-Dade County.

Outten, et al. v. Career Education Corporation, et al.   As previously disclosed, on July 19, 2004, an amended complaint was filed in the Superior Court of the State of California, County of Los Angeles, against us and AIU, one of our subsidiaries. We filed an answer to the amended complaint, denying all material allegations therein, and have raised various affirmative defenses. On October 6, 2004, plaintiffs filed a second amended complaint, which added individuals who are current and former employees of AIU. The second amended complaint alleges that AIU violated the California Unfair Competition Law (California Business and Professions Code), the California Consumer Legal Remedies Act, and the California Education Code, and engaged in common law consumer fraud by allegedly misleading potential students regarding AIU’s placement, retention, and matriculation rates, and engaging in financial aid and admission improprieties. The lawsuit appears to have been brought on behalf of all current and prior attendees of AIU residing in California. The plaintiffs, on behalf of the putative class, seek injunctive relief, restitution, unspecified punitive and exemplary damages, attorneys’ fees and costs, interest, and other relief. On March 10, 2005, defendants filed an answer to the second amended complaint as well as a cross-complaint. On June 24, 2005, the Court ruled that this action was related to another action captioned Thurston, et al. v. Brooks College, Ltd., et al., which is described above. The parties are engaged in pre-trial discovery. No date has been set for determining whether the case is suitable for class certification and no date has been set for trial.

Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of these matters. An unfavorable outcome of any one or more of these matters could have a material adverse impact on our business, results of operations, cash flows, and financial condition.

Other Litigation

In addition to the legal proceedings and other matters described above, we are also subject to a variety of other claims, suits, and investigations that arise from time to time in the ordinary conduct of our business, including, but not limited to, claims involving students or graduates and routine employment matters. While we currently believe that such claims, individually or in aggregate, will not have a material adverse impact on our financial position, cash flows, or results of operations, the litigation and other claims noted above are subject to inherent uncertainties, and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur in any one or more of these matters, there exists the possibility of a material adverse impact on our business, reputation, financial condition, cash flows, and the results of operations for the period in which the effect becomes reasonably estimable.

Federal, State, and Accrediting Body Regulatory Actions

Our schools are subject to extensive regulation by federal and state governmental agencies and accrediting bodies. See Note 11 “Regulation of the U.S. Post-secondary Education Industry” of these notes to our unaudited condensed consolidated financial statements for a detailed discussion of such regulation.

On an ongoing basis, we evaluate the results of our internal compliance monitoring activities and those of applicable regulatory agencies, and, when appropriate, record liabilities to provide for the estimated costs of any necessary remediation.

The following is an update of selected recent regulatory and accreditation actions affecting us and certain of our schools:

Federal Regulatory Actions

U.S. Department of Education.   As previously disclosed, the ED notified us in June 2005 that it is reviewing our previously announced restated consolidated financial statements and our annual compliance audit opinions for the years 2000 through 2003. At the same time, the ED also advised us that it is evaluating pending school program reviews that have taken place at Collins College in Tempe, Arizona (“Collins”), Pennsylvania Culinary Institute in Pittsburgh, Pennsylvania (“PCI”), and Brooks College in Long Beach, California (“Brooks College”). The ED has indicated that until these matters are addressed to its satisfaction, it will not approve any new applications by us for pre-acquisition review or change of ownership. The ED has further advised us that during this period, it will not approve applications for any additional branch campuses, which the ED refers to generally in its regulations as “additional locations.” However, the ED has confirmed that it will not delay its review and certification of certain of our previously submitted and pending applications for additional branch campuses.

In February 2006, we received a letter from the ED notifying us that it is reviewing our 2004 compliance audit opinions and that the general restrictions imposed pursuant to its letter to us in June 2005 will remain in place as it continues its review. However, making an exception to its position stated in its June 2005 letter, the ED agreed to consider and evaluate, but not necessarily approve, any applications that we may submit for new campus locations in San Antonio, TX and Sacramento, CA.

In July 2005, we received the ED’s interim program review determination letter concerning the Collins program review. In that letter, the ED accepted Collins’ explanations for certain issues initially raised by the ED in its July 2004 report, but required Collins to submit extensive additional information and documentation, including several file reviews. In September 2005, we responded in full to each of the remaining open items in this program review, and completed the requested file reviews. In April 2006, we entered into a settlement agreement with the ED whereby we paid $23,000 to the ED, and the ED agreed that the program review would be closed without issuance of a final program review determination letter. Total Title IV Program funds received by Collins during the period subject to the program review was approximately $57.6 million.

In May 2005, we received the ED’s program review report on the PCI program review, and in August 2005, we submitted our response to the ED’s findings in that report. In February 2006, we received a final program review determination letter from the ED. The letter identified liabilities due from PCI as a result of the program review findings and advised the school of its right to appeal. PCI declined to appeal the final determination and has remitted the requested payment of $486,959. Total Title IV Program funds received by PCI during the period subject to the program review was approximately $34.0 million.

In February 2005, the ED initiated a program review at the Long Beach campus of Brooks College. In March 2006, we received the ED’s program review report on the Brooks College program review, and in April 2006, we submitted our response to the ED’s findings in that report. In May 2006, we received a final program review determination letter from the ED. The letter identified liabilities due from Brooks College as a result of the program review findings and advised the school of its right to appeal. Brooks College declined to appeal the final determination and has remitted the requested payments of $8,969 to the ED and $14,625 to Title IV Program lenders. Total Title IV Program funds received by Brooks College during the period subject to the program review was approximately $63.2 million.

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

SEC and Department of Justice Investigations.   As previously disclosed, on January 7, 2004, we received notification from the Midwest Regional Office of the SEC that it was conducting an inquiry concerning us and requested that we voluntarily provide certain information. On June 22, 2004, the SEC notified us that it was conducting a formal investigation. On April 5, 2006, we disclosed that we were advised by the staff of the Midwest Regional Office of the SEC that the staff intends to recommend to the SEC that it terminate its investigation of us. The staff of the SEC also advised us that it will recommend that no enforcement action be taken against us. Recommendations by the SEC staff do not constitute final action by the SEC, as the SEC thereafter makes its own determination as to whether to follow the recommendations of the SEC staff.

As previously disclosed, the U.S. Department of Justice (“Justice Department”) is conducting an investigation concerning us. Upon request, we have voluntarily provided the Justice Department with certain information that we had provided to the SEC. The Justice Department investigation is ongoing, and we intend to continue to cooperate fully with it.

State Regulatory Actions

Texas Culinary Academy (“TCA”).   On October 21, 2005, the Texas Higher Education Coordinating Board (“THECB”) conducted an unannounced visit to TCA. Two follow-up visits were held in November. On January 13, 2006, representatives from TCA and CEC met with the THECB to review the school’s compliance with the Texas Success Initiative. The Texas Success Initiative is a state-legislated program designed to improve student success in college. The program requires that an institution perform an assessment of every student to diagnose the student’s basic skills in reading, mathematics, and writing, and provide developmental instruction to strengthen academic skills that need improvement. TCA was given 90 days, until May 26, 2006, to perform remediation or risk losing degree-granting authority. In March 2006, TCA submitted a remediation plan to the THECB, and is awaiting a response. We are committed to resolving all issues identified by the THECB.

Lehigh Valley College (“Lehigh”).   As previously disclosed, on July 20, 2005, the Bureau of Consumer Protection of the Office of Attorney General in Pennsylvania (“Pennsylvania AG”) notified Lehigh that it had begun a review into the business practices of the school. The Pennsylvania AG requested certain documents, including information relating to Lehigh’s recruitment practices, student complaints, and financial aid policies and procedures, which we provided in August 2005. No further communication has been received from the Pennsylvania AG.

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

BIP requested an administrative hearing to contest what it believed to be unfair, unwarranted, and unsupported findings and conditions. The administrative law judge assigned to preside over this matter bifurcated this administrative hearing. On February 2, 2006, the parties tried the sole issue of whether the BPPVE’s notice is void because the BPPVE violated its own enabling legislation by its admitted failure to conduct a qualitative review of BIP’s renewal application by a “visiting committee” of independent experts. On March 16, 2006, the administrative law judge ruled that the BPPVE improperly issued the Notice and that the Notice is invalid. The administrative law judge found that the BPPVE failed to follow the California Education code and its own regulations. However, the California Department of Consumer Affairs (“CDCA”), which oversees the BPPVE, notified BIP that it has not adopted the administrative law judge’s ruling and has requested additional briefing before deciding whether to adopt, reject, or change the administrative law decision. We cannot predict the outcome of the Director of the CDCA’s review of this issue. If the Director of the CDCA were to accept the administrative law judge’s decision, the BPPVE may be required to consider BIP’s renewal application again and impanel a visiting committee to conduct a qualitative review before deciding what, if any, conditions to impose on BIP’s approval to operate.

The conditions that the BPPVE seeks to impose on BIP’s approval to operate if we are unsuccessful in resolving the issues outlined in the Notice include, among other things, limitations on BIP’s right to enroll students until BIP verifies and discloses certain placement information for each 2003 graduate and provides certain assurances about information to be described in manuals used by admissions representatives. Also, the BPPVE seeks to condition BIP’s approval to operate upon BIP making some plan to provide unspecified “restitution” to all students from May 4, 1999, to the present. BIP does not believe that the BPPVE has the right as a matter of law to impose restitution as a condition on BIP’s approval to operate and will challenge that and other conditions in the event that the BPPVE is successful in proving the findings set forth in the notice.

We are committed to resolving any issues that may place conditions on BIP’s approval to operate and to fully and fairly disclosing information to BIP’s students and the BPPVE. This Notice only relates to BIP and does not impact operations at any of our other schools.

International Academy of Design and Technology—Sacramento (“IADT—Sacramento”).   As previously disclosed, on June 20, 2005, the BPPVE granted IADT—Sacramento a temporary approval to operate through May 31, 2006. A temporary approval is an interim designation pending a qualitative review and assessment of the school. Approved programs include both associate and bachelor degrees in Fashion Design and Marketing, Interior Design, Criminal Justice, and Visual Communication. On July 25, 2005, the ACICS notified us of approval of IADT—Sacramento as a branch campus of IADT—Tampa and of its approval of accreditation for the programs listed above. However, as described above, the ED, in a letter dated June 2005, informed us that it would not approve any applications to participate in Title IV Programs for any additional branch campuses until certain Title IV Program-related matters have been addressed to the satisfaction of the ED. We have provided the ED with all documentation that it has requested pursuant to its June 2005 letter. In a letter dated February 2006, the ED informed us that it would consider and evaluate any application that we may submit for a new campus location in Sacramento.

International Academy of Design and Technology—San Antonio (“IADT—San Antonio”).   As previously disclosed, on June 1, 2005, the Texas Workforce Commission granted IADT—San Antonio a Certificate of Approval for two diploma programs submitted on behalf of IADT—San Antonio. On May 4, 2005, a letter of intent to submit an application for approval to offer associate degree programs was submitted to the THECB. On July 25, 2005, the Accrediting Council for Independent Colleges and Schools (“ACICS”) notified us of its approval of IADT—San Antonio as a branch campus of IADT—Tampa and of its approval of accreditation for the two programs cited above. On July 27, 2005, the THECB notified IADT—San Antonio that it would not consider the application until the ED granted the campus eligibility to participate in Title IV Programs. However, as described above, the ED, in a letter dated June 2005, informed us that it would not approve any applications to participate in Title IV Programs for any additional branch campuses until certain Title IV Program-related matters have been addressed to the satisfaction of the ED. We have provided the ED with all documentation that it has requested pursuant to its June 2005 letter. In a letter dated February 2006, the ED informed us that it would consider and evaluate any application that we may submit for a new campus location in San Antonio.

Sanford-Brown Institute—Iselin (“SBI—Iselin”).   As previously disclosed, on May 6, 2005, SBI—Iselin received a letter from the New Jersey Department of Labor and Workforce Development (“DLWD”) expressing concerns regarding allegations against SBI—Iselin reported in a 60 Minutes segment that aired on January 30, 2005. The letter requested that the school provide the DLWD with an explanation of the issues raised in the 60 Minutes story and an argument that would convince the DLWD that SBI—Iselin should be allowed to continue to operate. The school submitted a formal written response on July 17, 2005. SBI—Iselin’s administration met with the DLWD in September 2005 and was given verbal confirmation during that meeting that they could proceed with the school’s license application submission. On April 26, 2006, SBI—Iselin received its license renewal.

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

Accrediting Body Actions

AIU—London.   American InterContinental University London (“AIU—London”) has been authorized by the applicable U.S. and United Kingdom agencies to grant academic credentials. AIU—London is authorized to grant academic degrees by the Nonpublic Postsecondary Education Commission of the State of Georgia. U.S. students that attend AIU—London are eligible to participate in Title IV Programs through AIU—London’s status as branch campus of AIU—Buckhead. As previously disclosed, on December 12, 2005, AIU—London entered into an accreditation agreement with London South Bank University, which is currently reviewing AIU—London’s programs in order to validate student degrees in those programs. AIU—London’s prior accreditation agreement with The Open University will terminate on June 15, 2006. AIU—London is currently working with The Open University to resolve issues relating to the validation of degrees of certain classes of current students. AIU—London is a “Listed Body” pursuant to The Education (Listed Bodies) (England) Order 2002.

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

In addition, SACS deferred consideration of substantive changes and authorized a SACS special committee to visit the school in 2005. The SACS special committee was directed to visit AIU and evaluate the school regarding certain of SACS Principles of Accreditation. The SACS special committee completed its visits to certain of our AIU campuses in July 2005, and delivered a formal report. In September 2005, AIU submitted its response to the SACS special committee’s recommendations included in the July 2005 visit formal report. Subsequently, on December 6, 2005, SACS notified AIU that SACS had placed the school on Probation status for one year. A formal letter from SACS dated January 5, 2006, notified AIU that only two of the 18 response items from AIU’s September 2005 submission were accepted. The letter also notified AIU that the SACS special committee will perform a follow-up visit in October 2006. A status review of AIU’s Probation status is currently scheduled for SACS December 2006 meeting. AIU is in the process of addressing SACS recommendations and is committed to resolving all issues identified.

Brooks College.   As previously disclosed, the Accrediting Commission for Community and Junior Colleges of the Western Association of Schools and Colleges (“ACCJC”) placed Brooks College on Probation in June 2004 following a re-accreditation review. At the request of the ACCJC, Brooks College provided the ACCJC with a progress report in October 2004 to address certain matters. The ACCJC conducted a follow-up visit to Brooks College, and, at its January 2005 meeting, the ACCJC continued the Probation status for Brooks College. Subsequently, the ACCJC conducted a scheduled follow-up visit to Brooks College in April 2005. As previously disclosed, the ACCJC removed Brooks College from Probation status on June 29, 2005, and reaffirmed Brooks College’s accreditation through 2010. At the request of ACCJC, Brooks College submitted a progress report in March 2006. The ACCJC conducted follow-up site visits to both of Brooks College’s campuses in April 2006 and the school awaits its report.

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

6.   STOCK REPURCHASE PROGRAM

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

In February 2006, our Board of Directors authorized us to use an additional $200.2 million for the repurchase of shares of our outstanding common stock under the stock repurchase program. This authorization was in addition to the $99.8 million that was still available under our $300.0 million stock repurchase program authorization in July 2005. During the three months ended March 31, 2006, we repurchased approximately 0.7 million shares of our common stock for approximately $24.9 million at an average price of approximately $36.16 per share.

From July 2005 through March 31, 2006, we repurchased approximately 6.0 million shares of our common stock for approximately $225.1 million at an average price of approximately $37.76 per share.

The repurchase of shares of our common stock reduces the amount of cash available to pay cash dividends to our common stockholders. We have never paid cash dividends on our common stock.

7.   SHARE-BASED COMPENSATION

On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R), which is a revision of SFAS No. 123, Accounting for Stock-Based

Compensation (“SFAS 123”) replaces our previous accounting for share-based awards under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”) for periods beginning in 2006. SFAS 123(R) requires that all share-based payments to employees, including grants of stock options and the compensatory elements of employee stock option plans, be recognized in the financial statements based on the estimated fair value of the equity or liability instrument issued.

We previously accounted for share-based compensation using the intrinsic value method as defined in Opinion 25. Prior to January 1, 2006, no share-based employee compensation cost other than for issuances of nonvested stock, which were not significant, was reflected in net income. SFAS 123(R) requires that we report the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs, as a financing cash flow rather than as an operating cash flow in our consolidated statements of cash flows. Prior to January 1, 2006, Opinion 25 required that we report the entire tax benefit related to the exercise of stock options as an operating cash flow.

We adopted SFAS 123(R) using the modified prospective transition method. Under this method, employee compensation cost recognized during the first quarter of 2006 includes (1) compensation costs for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of SFAS 123 and (2) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Under the modified prospective transition method, the provisions of SFAS 123(R) were not applied to periods prior to adoption, and, thus, prior period financial statements have not been restated. In accordance with SFAS 123(R), the fair value of options grants is estimated on the date of grant using the Black-Scholes-Merton option pricing model.

Consistent with our approach under the disclosure only provisions of SFAS 123, we will continue to recognize the value of share-based compensation as expense during the vesting period of the underlying share-based awards using the straight-line method. SFAS 123(R) requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Consistent with our approach under the disclosure only provisions of SFAS 123, we will continue to estimate forfeitures at the time of grant.

Our adoption of SFAS 123(R) on January 1, 2006, resulted in a reduction of our income before provision for income taxes and net income for the three months ended March 31, 2006, of $4.0 million and $2.5 million, respectively. If we had not adopted SFAS 123(R) but, rather, continued to account for share-based compensation under the provisions of Opinion 25, basic and diluted net income per share for the three months ended March 31, 2006, would have been $0.56 and $0.55, respectively, compared to reported basic and diluted net income per share of $0.54 and $0.53, respectively.

The following table summarizes share-based compensation expense related to share-based awards subject to SFAS 123(R) recognized during the three months ended March 31, 2006, (in thousands):

Share-based compensation expense included in operating expenses:
Educational services and facilities	$168
General and administrative	3,847
4,015
Tax benefit	1,502
Share-based compensation expense, net of tax	$2,513

The table below reflects net income and net income per share for the three months ended March 31, 2006, compared to pro forma net income and net income per share for the three months ended March 31, 2005, presented as if we had applied the fair value recognition provisions of SFAS 123 to share-based employee compensation during the three months ended March 31, 2005 (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2006 Actual	2005 Pro Forma
Net income (1)		$55,922
Share-based employee compensation expense determined under fair value method for all awards, net of tax effect (2)		(3,455)
Net income, including the effect of share-based employee compensation expense	$52,699	$52,467
Net income per share—Basic
Net income as reported (1)	$0.54	$0.55
Net income, including the effect of share-based employee compensation expense	$0.54	$0.51
Net income per share—Diluted
Net income as reported (1)	$0.53	$0.53
Net income, including the effect of share-based employee compensation expense	$0.53	$0.50

(1)          Net income and net income per share prior to 2006 does not include share-based employee compensation expense under SFAS 123, as we had only adopted the disclosure provisions of SFAS 123.

(2)          Share-based employee compensation expense prior to 2006 was caculated in accordance with SFAS 123.

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

Options to purchase approximately 1.0 million shares of our common stock, or approximately 26% of the total outstanding unvested options as of December 15, 2005, were subject to the vesting acceleration. This amount includes approximately 336,000 options held by our executive officers and directors. The weighted average exercise price of the options that were subject to the vesting acceleration was $60.38, and the individual exercise prices of such options ranged from $35.73 to $68.24. The exercise price of all options subject to the vesting acceleration held by our executive officers and directors was $62.56.

As of December 15, 2005, the weighted average exercise price of $60.38 per share of the options subject to the accelerated vesting exceeded the current per share market value of our common stock of $32.63 by approximately 85%.

The primary purpose of the vesting acceleration of these options was to eliminate the recognition of compensation expense associated with these options that we would be required to recognize in our consolidated statements of income under SFAS 123(R). Future pre-tax compensation expense that has been eliminated as a result of the acceleration of the vesting of these options, which otherwise would have been recognized as compensation expense during the original vesting periods, totals approximately $18.0 million, including a reduction of expense of approximately $8.2 million in 2006, approximately $7.5 million in 2007, and approximately $2.3 million in 2008. Pre-tax compensation expense that has been eliminated as a result of the acceleration of the vesting of these options during the three months ended March 31, 2006, was approximately $2.5 million.

Under various share-based compensation plans, officers, non-employee members of our Board of Directors, and other key employees may receive grants of incentive stock options, nonqualified stock options, restricted stock, stock appreciation rights, deferred stock, and other awards. No stock option or appreciation right is exercisable more than ten years after the date of grant. We are authorized to grant up to approximately 26.9 million shares of common stock under these plans and, as of March 31, 2006, the plans have reserved approximately 9.4 million shares of common stock for the exercise of options outstanding as of March 31, 2006, and approximately 3.0 million additional shares of common stock for future stock option awards under the plans.

The exercise price of stock options granted under these plans is equal to the fair market value of our common stock as of the date of grant. Employee stock options become exercisable ratably over a four-year period from the date of grant and expire 10 years after the date of grant, unless an earlier expiration date is set at the time of the grant. Non-employee directors’ stock options expire 10 years after the date of grant and are exercisable as follows: one-third on the grant date, one-third on the first anniversary of the grant date, and one-third on the second anniversary of the grant date. Both employee stock options and non-employee director stock options are subject to possible earlier exercise and termination in certain circumstances.

Stock option activity during the three months ended March 31, 2006, under all of our stock option plans is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
				(in thousands)
Outstanding as of December 31, 2005	9,463,588	$25.55
Granted	67,000	33.75
Exercised	(101,473)	15.80		$2,226
Forfeited	(56,627)	30.43
Cancelled	(52,866)	38.61
Outstanding as of March 31, 2006	9,319,622	$25.78	6.5 years	$113,223
Exercisable as of March 31, 2006	6,712,042	$23.23	5.7 years	$97,291

The following table summarizes information with respect to all stock options outstanding under all of our stock options plans as of March 31, 2006:

	Options Outstanding			Options Exercisable
			Weighted
			Average
	Number of	Weighted	Remaining		Weighted
	options	Average Exercise	Contractual Life	Number	Average Exercise
Exercise Price Ranges	outstanding	Price	(Years)	Exercisable	Price
$1.84-4.66	763,422	$3.45	3.13	763,422	$3.45
$6.00-10.23	1,369,500	6.14	4.26	1,369,500	6.14
$12.63-15.57	1,441,134	12.67	5.12	1,441,134	12.67
$16.99-23.33	1,391,650	21.86	6.13	992,450	21.79
$24.60-33.04	1,294,050	29.30	7.21	690,687	29.17
$33.26-39.47	1,829,425	34.94	9.01	217,250	36.29
$40.25-68.24	1,230,441	63.96	8.49	1,237,599	62.21
	9,319,622	$25.78	6.46	6,712,042	$23.23

The fair value of each option award granted during the three months ended March 31, 2006 and 2005, was estimated on the date of grant using the Black-Scholes-Merton option pricing model. Our determination of the fair value of share-based awards on the date of grant is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected life of the awards and actual and projected employee stock option exercise behavior. The weighted average fair value per share of stock options granted during the three months ended March 31, 2006 and 2005, and assumptions used to value the stock options are as follows:

	For the Three Months Ended March 31,
	2006	2005
Dividend yield	—	—
Risk-free interest rate	4.5%	3.8%
Volatility	53.0%	50.0%
Expected life (in years)	4.0	4.0
Weighted average fair value per share of options granted	$15.36	$17.09

As of March 31, 2006, we estimate that pre-tax compensation expense for nonvested share-based award grants in the amount of approximately $7.8 million will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees which, on a weighted-average basis, is approximately 2.2 years.

8.    WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted income per share during the three months ended March 31, 2006 and 2005, were as follows:

	For the Three Months Ended March 31,
	2006	2005
	(In thousands)
Basic common shares outstanding	98,143	102,590
Common stock equivalents	2,077	2,605
Diluted common shares outstanding	100,220	105,195

During the three months ended March 31, 2006 and 2005, we issued 46,369 and 51,357 shares, respectively, of our common stock upon the exercise of employee stock options and the purchase of common stock pursuant to our employee stock purchase plan.

Included in stock options outstanding are options to purchase 3.1 million, and 1.4 million shares of our common stock as of March 31, 2006 and 2005, respectively, that were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of our common stock during the period and, therefore, the effect would have been anti-dilutive.

9.    DISCONTINUED OPERATIONS

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

Revenue and income from operations of our discontinued operations were not significant to our overall consolidated results. We did not record an income tax benefit related to losses from discontinued operations because we do not believe that we will be able to utilize these losses in the future. This treatment is consistent with the valuation allowance we have historically recorded in connection with losses incurred by our Canadian subsidiaries in prior years.

10.    SEGMENT REPORTING

Prior to the first quarter of 2006, based on our interpretation of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), we had identified two reportable segments: Colleges, Schools and Universities, which represented an aggregation of our on-ground schools that provide educational services primarily in a classroom or laboratory setting and offer a variety of degree and non-degree certificate and diploma programs in each of our five core career-oriented disciplines, and the Online Education Group, which represented an aggregation of the online campuses of American Intercontinental University (“AIU”), AIU Online, and Colorado Technical University (“CTU”), CTU Online and Stonecliffe College Online (an academic division of CTU). The on-ground campuses of AIU and CTU were aggregated as part of the Colleges, Schools and Universities segment.

During the first quarter of 2006, we completed the reorganization of our management structure, specifically with respect to the management of our University division schools, AIU and CTU, and those universities’ online campuses. There are currently two University school groups, AIU and CTU. Pursuant to the reorganization, both the online and on-ground campuses of AIU and CTU are now analyzed as one operating segment, the University segment, by our chief operating decision maker (“CODM”). Prior to the first quarter of 2006, our identification of two reportable segments had been based primarily upon the fact that our CODM previously evaluated our overall business seperately based on the service delivery method, on-ground or online, used by our individual campuses to provide educational programs to our students. As a result of certain recent business developments, including the introduction in 2005 of hybrid learning programs, which allow our students to take approximately 50% of their academic program online and 50% on-ground, and plans to expand hybrid offerings to most of our schools in the future, service delivery method is no longer a key differentiator utilized by our CODM to evaluate and segment components of our business. In addition, although AIU and CTU are currently our only schools that offer fully online campuses, we expect in the future that certain of our other schools will also offer fully online learning options.

Upon completion of the reorganization, we also evaluated the other operating segments reviewed by our CODM in accordance with the provisions of SFAS 131. Our CODM reviews our business based on our operating segments, which we define as our school operating divisions. Each of our school operating divisions represents a group of for-profit, postsecondary schools that offer a variety of degree and non-degree academic programs and are differentiated based on a variety of criteria including, but not limited to, brand name, academic offerings, and geographic location. Based on our interpretation of SFAS 131 as of January 1, 2006, we identified five reportable segments: the Culinary Arts segment, the Gibbs segment, the Health Education segment, the University segment, and the Other Schools segment. All prior period financial and population information included herein has been restated to reflect our new internal management structure as reviewed by our CODM and resulting changes in the composition of our reportable segments.

The Culinary Arts segment includes our Le Cordon Bleu and Kitchen Academy schools that offer culinary arts academic programs in the career-oriented disciplines of culinary arts, pastry arts, and hotel and restaurant management primarily in a classroom or kitchen setting.

The Gibbs segment includes our Gibbs College and Katharine Gibbs School campuses that offer academic programs in the career-oriented disciplines of business studies, visual communication and design technologies, health education, and information technology in a classroom setting.

The Health Education segment primarily includes our Sanford-Brown schools that offer academic programs in the career-oriented disciplines of health education, business studies, visual communication and design technologies, and information technology in a classroom or laboratory setting.

The University segment includes our AIU and CTU universities that offer academic programs in the career-oriented disciplines of business studies, visual communication and design technologies, health education, information technology, criminal justice, and education in an online, classroom or laboratory setting.

The Other Schools segment represents a combination of our Academy, College East, College West, and INSEEC school operating divisions that, individually, do not meet the quantitative thresholds proscribed in SFAS 131 that would necessitate identification of any of the divisions as an individually reportable segment. These operating divisions’ schools offer academic programs in the career-oriented disciplines of business studies, visual communication and design technologies, health education, and information technology in a classroom or laboratory setting.

Our CODM evaluates segment performance based on pretax segment profit or loss. This measure of profit or loss includes share of affiliate earnings for the University segment and excludes interest income, interest expense, miscellaneous income and expense, and any unallocated corporate expenses. Adjustments to reconcile segment results to consolidated results are included in Corporate and other, which also includes unallocated corporate activity and eliminations.

Corporate and other also includes the operating results of our JDV Online operating division, a component of our New Initiatives Group that was launched in October 2004. JDV Online’s initial focus has been on the development of a range of short-term online learning and informational programs that will generate revenue through the sale of products, premium content, and advertising space. The operating results of JDV Online have been included as part of Corporate and other because they are immaterial to our consolidated results of operations.

The accounting policies of each segment are consistent with those described in the summary of significant accounting policies in Note 2 “Significant Accounting Policies” of the notes to our consolidated financial statements in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2005. Transactions between segments, which are not significant, are consummated on a basis intended to reflect the market value of the underlying products or services. A majority of corporate expenses have been charged to the segments as part of a general allocation.

The results of operations of our schools’ on-ground campuses fluctuate on a quarterly basis, primarily as a result of changes in the level of student enrollment at our campuses. Our schools’ on-ground campuses typically experience a seasonal increase in enrollment in the fall, traditionally when the largest number of new high school graduates begins postsecondary education. Furthermore, although our schools encourage year-round attendance at all campuses, certain programs at certain schools include summer breaks. As a result of these factors, total student enrollment and revenue at our schools’ on-ground campuses are typically highest in the fourth quarter (October through December) and lowest in the second quarter (April through June). The operating costs of our schools’ on-ground campuses do not fluctuate as significantly on a quarterly basis, except for admissions and advertising expenses, which are typically higher during the second quarter and third quarter (April through September) in support of seasonally high enrollment. We anticipate that these seasonal trends will continue.

The results of operations of AIU Online, which is included in our University segment, fluctuate on a quarterly basis, primarily as a result of the campus’ academic calendar and, more specifically, the number of instructional days in each quarter. Historically, the number of revenue-generating instructional days has been highest during the first and second quarters (January through June), lower in the third quarter (July through September), and lowest in the fourth quarter (October through December). Operating costs for AIU Online do not fluctuate as significantly on a quarterly basis. We anticipate that these seasonal trends will continue.

The results of operations of CTU Online, which is included in our University segment, are not significantly impacted by seasonal trends, as, historically, the number of revenue-generating instructional days during each quarter has not fluctuated significantly.

Summary financial information by reportable segment is as follows (in thousands):

	Revenues		Segment Profit (Loss)
	For the Three Months Ended March 31,
	2006	2005	2006	2005
University segment	$243,582	$211,719	$82,390	$78,743
Culinary Arts segment	90,628	92,556	14,009	18,639
Health Education segment	40,578	37,921	1,213	(254)
Gibbs segment (1)	29,505	38,272	(17,553)	(278)
Other Schools segment	124,230	129,968	15,772	18,271
Corporate and other	107	—	(15,713)	(14,398)
	$528,630	$510,436	80,118	100,723
Reconciling items:
Interest income			4,297	1,707
Interest expense			(351)	(436)
Miscellaneous income (expense)			121	(558)
Earnings before income taxes			$84,185	$101,436

	Depreciation and Amortization		Share of Affiliate Earnings
	For the Three Months Ended March 31,
	2006	2005	2006	2005
University segment	$4,126	$2,887	$903	$1,826
Culinary Arts segment	4,411	3,610	—	—
Health Education segment	1,755	1,741	—	—
Gibbs segment	2,234	2,105	—	—
Other Schools segment	5,614	4,823	—	—
Corporate and other	2,869	2,035	—	—
	$21,009	$17,201	$903	$1,826

	Total Assets as of
	March 31,	December 31,
	2006	2005
University segment	$711,773	$642,289
Culinary Arts segment	467,287	468,124
Health Education segment	468,994	467,245
Gibbs segment	299,264	309,406
Other Schools segment	464,085	452,435
Corporate and other	(848,866)	(833,394)
	$1,562,537	$1,506,105

(1)          Gibbs segment loss for the three months ended March 31, 2006, includes a $10.4 million goodwill impairment charge. See Note 2 “Goodwill Impairment” of these notes to our unaudited condensed consolidated financial statements for further discussion of this matter.

The negative corporate and other segment balances as of March 31, 2006, and December 31, 2005, are primarily attributable to the elimination of intercompany activity between corporate and schools, which is reflected within the Corporate and other segment.

Our principal operations are located in the United States, and our results of operations and long-lived assets in geographic regions outside of the United States are not significant. During the three months ended March 31, 2006 and 2005, no individual customer accounted for more than 10% of our consolidated revenues.

11.                               REGULATION OF THE U.S. POST-SECONDARY EDUCATION INDUSTRY

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

Federal Family Education Loan (“FFEL”) Program.   Loans under the FFEL program are made by banks and other lending institutions directly to our students or their parents. If a student or parent defaults on a FFEL program loan, repayment is guaranteed by a federally recognized guaranty agency, which is then reimbursed by the ED. Our schools and students use a wide variety of lenders and guaranty agencies and have not experienced difficulties in identifying lenders and guaranty agencies willing to make and guarantee FFEL program loans. The two primary types of loans obtained by students at our schools under the FFEL program are Stafford loans and PLUS loans.

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

Federal Grants.   Title IV Program grants are generally made to our students under the Federal Pell Grant (“Pell”) program and the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program. The ED makes Pell grants up to a maximum amount of $4,050 per award year to students who demonstrate financial need. FSEOG program awards are designed to supplement Pell grants up to a maximum amount of $4,000 per award year for the neediest students. An institution is required to make a 25% matching contribution for all federal funds received under the FSEOG program.

Federal Work-Study (“FWS”) Program.   Generally, under the FWS program, federal funds are used to pay 75% of the cost of part-time employment of eligible students to perform work for the institution or certain off-campus organizations. The remaining 25% is paid by the institution or the student’s employer. In select cases, these federal funds under the FWS program are used to pay 100% of the cost of part-time employment of eligible students.

Federal Perkins Loan (“Perkins”) Program.   Perkins loans are made from a revolving institutional account, 75% of which is capitalized by the ED and the remainder of which is funded by the institution. Each institution is responsible for collecting payments on Perkins loans from its former students and lending those funds to currently enrolled students. Currently, only one of our schools participates in the Perkins program.

ED Regulation of Federal Student Financial Aid Programs

To participate in the Title IV Programs, an institution must be authorized to offer its programs of instruction by the relevant education agencies of the state in which it is located, accredited by an accrediting agency recognized by the ED, and certified as eligible by the ED. The ED will certify an institution to participate in Title IV Programs only after the institution has demonstrated compliance with the HEA and the ED’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance with these requirements to the ED on an ongoing basis. These standards are applied primarily on an institutional basis, with an institution defined as a main campus and its additional campus locations, if any.

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

The level of regulatory oversight varies substantially from state to state. In certain states in which we operate, our campuses are subject to licensure by an agency that regulates proprietary institutions and also by a separate higher education agency. State laws establish standards for, among other things, student instruction, qualifications of faculty, location and nature of facilities, and financial policies. State laws and regulations may limit our campuses’ ability to operate or to award degrees or diplomas or offer new degree programs. See Note 5 “Commitments and Contingencies—State Regulatory Actions” of these notes to our unaudited condensed consolidated financial statements for a detailed discussion of state regulatory matters currently affecting us and our schools.

Accreditation for U.S. Institutions.   Accrediting agencies also are responsible for overseeing educational institutions, and, under the HEA, continued approval by an accrediting agency recognized by the ED is necessary for an institution to maintain eligibility to participate in Title IV Programs. Accreditation is a non-governmental process through which an institution submits to a qualitative review by an organization of peer institutions. Accrediting agencies primarily examine the academic quality of the institution’s instructional programs, and a grant of accreditation is generally viewed as confirmation that an institution’s programs meet generally accepted academic standards. Accrediting agencies also review the administrative and financial operations of the institutions they accredit to ensure that each institution has sufficient resources to perform its educational mission. Accrediting agencies must adopt specific standards in connection with their review of postsecondary educational institutions to be recognized by the ED. All of our U.S. campuses are accredited by one or more accrediting agencies recognized by the ED.

Accrediting agency oversight may occur at several levels. An accrediting agency may place an institution on “Reporting” status to monitor one or more specified areas of performance. An institution placed on Reporting status is required to report periodically to its accrediting agency on its performance in the specified areas and to continue to submit such periodic reports for a specified period, which is generally one year, after which the institution is re-evaluated. An accrediting agency may place an institution on “Warning” status if it determines that the institution may be in danger of failing to comply with the accreditation requirement, or it may place an institution on “Probation” status if it determines that an institution appears to be deficient with regard to such requirement. In either instance, the institution is given a prescribed period to demonstrate that it has rectified the deficiency, which period may subsume two or more years. When an accrediting agency determines that a serious deficiency may exist, it may direct an institution to “Show Cause” as to why its accreditation should not be terminated. An institution under Show Cause is required to satisfy its accrediting agency within a prescribed period, generally less than one year, that it has satisfactorily resolved the deficiency. See Note 5 “Commitments and Contingencies—Accrediting Body Actions” of these notes to our unaudited condensed consolidated financial statements for a detailed discussion of accreditation regulatory matters currently affecting us and our schools.

Legislative Action.   The U.S. Congress must periodically reauthorize the HEA and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program. In December 2005, Congress temporarily extended the provisions of the HEA, pending completion of the reauthorization process or further extensions of the HEA. In February 2006, as part of the Deficit Reduction Act of 2005, Congress made certain changes in the HEA that had been reflected in the HEA reauthorization bills. The changes enacted eliminate certain restrictions on online programs, increase, beginning in 2007, student loan limits for the first two academic years of a student’s program of study, and make other technical changes.

Student Loan Default Rates.   An institution may lose eligibility to participate in some or all Title IV Programs if the rates at which former students default on the repayment of their federally-guaranteed or federally-funded student loans exceed specified percentages. An institution’s cohort default rate under the FFEL program is calculated on an annual basis as the rate at which student borrowers scheduled to begin repayment of their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year.

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

All of our schools have implemented student loan default management programs aimed at reducing the likelihood of our students’ failure to repay their loans in a timely manner. Those programs emphasize the importance of students’ compliance with loan repayment requirements and provide for extensive loan counseling, methods to increase student persistence and completion rates and graduate employment rates, and proactive borrower contacts after students cease enrollment.

All of our schools participate in the FFEL program, and none of them had an FFEL cohort default rate of 25% or greater during any of the last three federal fiscal years.

Financial Responsibility Standards.   To participate in Title IV Programs, an institution must satisfy specific measures of financial responsibility as prescribed by the ED. The ED evaluates institutions for compliance with these standards each year, based on the annual audited financial statements of an institution or its parent corporation, and following a change of control of an institution. With respect to our schools, it has been the ED’s practice to measure financial responsibility on the basis of the financial statements of both our individual schools and CEC on a consolidated basis.

To be considered financially responsible, an institution must, among other things, (i) have sufficient cash reserves to make required refunds, (ii) be current on its debt payments, (iii) meet all of its financial obligations, and (iv) achieve a “composite score” of at least 1.50 based on the institution’s annual financial statements. The ED calculates an institution’s composite score, which may range from -1.00 to 3.00, based on a combination of financial measures designed to establish the adequacy of an institution’s capital resources, its financial viability, its ability to support current operations, and its ability to generate a profit. An institution that does not meet the ED’s minimum composite score of 1.00 may demonstrate its financial responsibility in one of several ways, including posting a letter of credit in favor of the ED in an amount equal to at least 50% of Title IV Program funds received by the institution during its prior fiscal year or posting a letter of credit in an amount equal to at least 10% of Title IV Program funds received by the institution during its prior fiscal year and agreeing to certain additional requirements for the receipt of Title IV Program funds, including, in certain circumstances, receipt of Title IV Program funds under an agreement other than the ED’s standard advance funding arrangement.

Currently, none of our schools are required to post a letter of credit or accept other conditions on its participation in Title IV Programs due to failure to satisfy the ED’s financial responsibility standards.

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

Change of Ownership or Control.   When an institution undergoes a change of ownership resulting in a change of control, as that term is defined by the state in which it is located, its accrediting agency and the ED, it must secure the approval of those agencies to continue to operate and to continue to participate in Title IV Programs. If the institution is unable to re-establish state authorization and accreditation requirements and satisfy other requirements for certification by the ED, the institution may lose its authority to operate and its ability to participate in Title IV Programs. An institution whose change of ownership or control is approved by the appropriate authorities is nonetheless provisionally recertified by the ED for a period of up to three years. Transactions or events that constitute a change of control by one or more of the applicable regulatory agencies, including the ED, applicable state agencies, and accrediting bodies, include the acquisition of an institution from another entity or significant acquisition or disposition of an institution’s equity. It is possible that some of these events may occur without our control.

When we acquire an institution that is eligible to participate in Title IV Programs, that institution undergoes a change of ownership resulting in a change of control as defined by the ED. Each of our schools in the U.S. that we have acquired since our inception have undergone a certification review under our ownership and has been certified to participate in Title IV Programs on a provisional basis. Currently, seven of our schools participate in Title IV Programs under provisional certification due to the ED’s change of ownership criteria.

Opening New Schools, Start-up Branch Campuses, and Adding Educational Programs.   The HEA generally requires that proprietary institutions be fully operational for two years before applying to participate in Title IV Programs. However, an institution that is certified to participate in Title IV Programs may establish a start-up branch campus and participate in Title IV Programs at the start-up branch campus without reference to the two-year requirement if the start-up branch campus has received all of the necessary state and accrediting agency approvals, has been reported to the ED, and meets certain other criteria as defined by the ED. Nevertheless, under certain circumstances, such a start-up branch campus may also be required to obtain approval from the ED to be able to participate in Title IV Programs. Similarly, an institution that is eligible to participate in Title IV Programs may generally add a new educational program and disburse Title IV Program funds to students enrolled in that new program without ED approval if the new program leads to an associate level or more advanced degree and the institution already offers programs at that level, or if the new program prepares students for gainful employment in the same occupation or a related occupation as an educational program that has previously been designated as an eligible program at the institution and meets minimum length requirements. Otherwise, the institution must obtain the ED’s approval before it may disburse Title IV Program funds to students enrolled in the new program.

In addition to ED regulation, certain of the state and accrediting agencies with jurisdiction over our schools have requirements that may affect our ability to open a new school, open a start-up branch campus of one of our existing schools, or begin offering a new educational program at one of our schools.

In March 2006, our Kitchen Academy school withdrew its application for branch campus status and has not been certified to participate in Title IV Programs. The Kitchen Academy currently intends to apply to participate in Title IV Programs as a main campus in 2007.

“90-10 Rule.”   Under a provision of the HEA commonly referred to as the “90-10 Rule,” a proprietary institution would no longer be eligible to participate in Title IV Programs if, on a cash accounting basis, it derived more than 90% of its revenue, as defined pursuant to applicable ED regulations, for any fiscal year from Title IV Programs. An institution that violates this 90-10 Rule becomes ineligible to participate in Title IV Programs as of the first day of the fiscal year following the fiscal year for which it is in violation of the rule and is unable to apply to regain its eligibility until the next fiscal year. If an institution violated the 90-10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the ED would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

Administrative Capability.   ED regulations specify extensive criteria that an institution must satisfy to establish that it has the requisite administrative capability to participate in Title IV Programs. These criteria relate to, among other things, institutional staffing, operational standards, timely submission of accurate reports to the ED, and various other procedural matters. If an institution fails to satisfy any of the ED’s criteria for administrative capability, the ED may require the repayment of Title IV Program funds disbursed by the institution, require the institution to receive Title IV Program funds under an agreement other than the ED’s standard advance funding agreement while being provisionally certified, or commence a proceeding to impose a fine or limit, suspend, or terminate the participation of the institution in Title IV Programs.

Restrictions on Payment of Commissions, Bonuses, and Other Incentive Payments.   An institution participating in Title IV Programs may not provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any person or entity engaged in any student recruitment or admission activity or in making decisions regarding the awarding of Title IV Program funds. The ED’s laws and regulations regarding this rule do not establish clear criteria for compliance in all circumstances. If the ED determined that an institution’s compensation practices violated these standards, the ED could subject the institution to monetary fines, penalties or other sanctions.

Restrictions on Distance Education Programs.   Under current law, an institution participating in Title IV Programs must offer less than one half of its courses over telecommunication networks, including the Internet, or by correspondence, and an institution that offers one half or more of its courses over telecommunication networks or by correspondence ceases to be eligible to participate in Title IV Programs (the “50% Rule”). The Deficit Reduction Act of 2005 has eliminated the 50% Rule, effective July 1, 2006.

Eligibility and Certification Procedures.   Under the provisions of the HEA, an institution must apply to the ED for continued certification to participate in Title IV Programs at least every six years or when it undergoes a change of control, as discussed above. The ED may place an institution on provisional certification status if it finds that the institution does not fully satisfy all required eligibility and certification standards. Provisional certification does not generally limit an institution’s access to Title IV Program funds. The ED may withdraw an institution’s provisional certification without advance notice if the ED determines that the institution is not fulfilling all material requirements. In addition, an institution must obtain ED approval for certain substantial changes in its operations, including changes in an institution’s accrediting agency or state authorizing agency or changes to an institution’s structure or certain basic educational features.

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

Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations

We and our schools are subject to and have pending audits, compliance reviews, inquiries, investigations, claims of non-compliance, and lawsuits by the ED and other state regulatory agencies, accrediting agencies, present and former students and employees, shareholders, and other third parties that may allege violations of statutes, regulations, accreditation standards, or other regulatory requirements applicable to us or our schools. The HEA also requires that an institution’s administration of Title IV Program funds be audited annually by an independent accounting firm and that the resulting audit report be submitted to the ED for review.

If the results of any such audits, reviews, investigations, claims, or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, additional oversight and reporting, or other civil or criminal penalties. In addition, if the ED or another regulatory agency determined that one of our schools improperly disbursed Title IV Program funds or violated a provision of the HEA or the ED’s regulations, that school could be required to repay such funds, and could be assessed an administrative fine. We have several such matters pending against us or one or more of our schools. See Note 5 “Commitments and Contingencies—Federal, State,

and Accrediting Body Regulatory Actions” of these notes to our unaudited condensed consolidated financial statements for a detailed discussion of certain of these matters.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion below contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have used words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying these forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, that could cause our actual growth, results of operations, cash flows, performance and business prospects, and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition, critical accounting policies and estimates, and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto appearing elsewhere herein. This section is organized as follows:

•       Our Business—an overview of our business, a discussion of current business and industry opportunities, challenges, and risks, and a discussion of significant developments affecting our business, litigation, and regulatory matters.

•       Summary of Critical Accounting Policies and Estimates—a discussion of accounting policies and estimates that we believe are most critical to our financial condition and results of operations and require management’s most subjective or complex judgments.

•       Results of Operations—an analysis and comparison of our consolidated results of operations for the three months ended March 31, 2006 and 2005, as reflected in our consolidated statements of income.

•       Liquidity, Financial Position, and Capital Resources—a discussion of our primary sources and uses of cash for the three months March 31, 2006 and 2005, a discussion of selected changes in our financial position, and a summary of our future contractual obligations.

OUR BUSINESS

Overview

We are a dynamic educational services company committed to quality, career-focused learning and led by passionate professionals who inspire individual worth and lifelong achievement. Since our founding in 1994, we have progressed rapidly toward our goal of becoming the world’s leading provider of quality educational services. We are the world’s largest on-ground provider of private, for-profit postsecondary education and have a substantial and growing presence in online education. Our schools and universities prepare students for professionally and personally rewarding careers through the operation of

86 campuses, including two online campuses, located throughout the United States and in France, Canada, and the United Kingdom.

During the first quarter of 2006, we completed a reorganization of our business, and, as a result of this reorganization, we have changed the composition of our reportable segments. See Note 10 “Segment Reporting” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of the reorganization and its impact on our segment reporting.

As of January 1, 2006, we have identified five reportable segments: the Culinary Arts segment, the Gibbs segment, the Health Education segment, the University segment, and the Other Schools segment. All prior period financial and population information has been restated to reflect our new internal management structure as reviewed by our chief operating decision maker.

The Culinary Arts segment includes our Le Cordon Bleu and Kitchen Academy schools that offer culinary arts academic programs in the career-oriented disciplines of culinary arts, pastry arts, and hotel and restaurant management primarily in a classroom or kitchen setting.

The Gibbs segment includes our Gibbs College and Katharine Gibbs School campuses that offer academic programs in the career-oriented disciplines of business studies, visual communication and design technologies, health education, and information technology in a classroom setting.

The Health Education segment primarily includes our Sanford-Brown schools that offer academic programs in the career-oriented disciplines of health education, business studies, visual communication and design technologies, and information technology in a classroom or laboratory setting.

The University segment includes our American InterContinental University (“AIU”) and Colorado Technical University (“CTU”) universities that offer academic programs in the career-oriented disciplines of business studies, visual communication and design technologies, health education, information technology, criminal justice, and education in an online, classroom or laboratory setting.

The Other Schools segment represents a combination of our Academy, College East, College West, and INSEEC school operating divisions that, individually, do not meet the quantitative thresholds proscribed in SFAS 131 that would necessitate identification of any of the divisions as an individually reportable segment. These operating divisions’ schools offer academic programs in the career-oriented disciplines of business studies, visual communication and design technologies, health education, and information technology in a classroom or laboratory setting.

The student population of each of our reporting segments as of April 30, 2006 and 2005, was as follows:

	Student Population As of April 30,
	2006	2005
University segment	44,000	39,400
Culinary Arts segment	10,600	11,600
Gibbs segment	6,500	8,100
Health Education segment	11,100	10,700
Other Schools segment	24,900	26,900
Total CEC	97,100	96,700

As discussed above, our University segment schools’ offer fully-online academic programs. As of April 30, 2006 and 2005, approximately 31,500 and 25,500 students, respectively, were enrolled in fully-online academic programs at our University segment schools.

For a detailed discussion of the seasonality of the results of operations for our schools’ campuses, see Note 10 “Segments Reporting” of the notes to our unaudited condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

First Quarter 2006 Overview.   We have taken a number of significant positive steps during the first quarter of 2006, particularly with regard to outstanding legal and regulatory matters. In addition, many of our schools continue to receive recognition for outstanding achievement. For example the Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”) presented our LCB-Las Vegas and Atlanta campuses and our Pennsylvania Culinary Institute with the School of Distinction award, which is awarded to schools with a “demonstrated commitment to expectations and rigors of ACCSCT accreditation as well as commitment to delivering quality educational programs.” However, our financial results for the first quarter of 2006 were negatively impacted by the external factors discussed below, including, but not limited to, the ongoing U.S. Department of Education (“ED”) review, the Southern Association of Colleges and Schools, Commission on Colleges (“SACS”) Probation status of AIU, negative press coverage at certain of our schools, and the overall strengthening of U.S. economic conditions. Despite these challenges, we remain committed to our students, our business, and our mission to meet and exceed all of our constituents’ expectations.

Full-Year 2006 Outlook.   As previously discussed, we expect that 2006 will continue to be a year of opportunity and positive change. We will continue to concentrate on sustainable growth initiatives that we believe will support sustainable long-term growth. Chief among them is our commitment to providing high-quality education supported by excellent customer service and a well-developed infrastructure. In furtherance of this commitment, we will continue to focus on the complete student academic life-cycle, which includes (1) initial inquiry, (2) admissions, (3) enrollment and attendance, and (4) graduation. Our dedicated career services staff partners with our students throughout the student academic life-cycle to ensure that each student’s goals are aligned with his or her academic progress. Also, to better meet the needs and demands of our students during 2006, we will expand the scope and availability of our newly-developed hybrid learning model. We will also centralize certain of our telemarketing efforts at our corporate office to enhance the efficiency and effectiveness of these efforts and improve lead conversion rates. We will continue to promote a strong compliance culture throughout our organization and are dedicated to working cooperatively with applicable federal and state agencies and accrediting bodies to resolve existing regulatory matters.

Current Business and Industry Opportunities, Challenges and Risks

In addition to the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for our fiscal year ended December 31, 2005, and Part II, Item 1A of this Quarterly Report on Form 10-Q, we have identified a number of key factors and trends related to our business and industry that represent opportunities, challenges, and risks.

U.S. Department of Education Review.   As previously disclosed, the ED notified us in June 2005 that it is reviewing our previously announced restated consolidated financial statements and our annual compliance audit opinions for the years 2000 through 2003. At the same time, the ED also advised us that it is evaluating pending school program reviews that have taken place at certain of our schools. The ED has indicated that until these matters are addressed to its satisfaction, it will not approve any new applications by us for pre-acquisition review or change of ownership. The ED has further advised us that during this period, it will not approve applications for any additional branch campuses, which the ED refers to generally in its regulations as “additional locations.”

In February 2006, we received a letter from the ED notifying us that it is reviewing our 2004 compliance audit opinions and that the general restrictions imposed pursuant to its letter to us in June 2005 will remain in place as it continues its review. However, making an exception to its position stated in its June 2005 letter, the ED agreed to consider and evaluate, but not necessarily approve, any applications that we may submit for new campus locations in San Antonio, TX and Sacramento, CA. See Note 5 “Commitments and Contingencies—Federal Regulatory Actions” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional discussion of this matter.

We cannot predict the duration or outcome of the ED’s review, and the review may expand, and other regulatory agencies may become involved. Furthermore, any adverse publicity related to this action may harm our reputation and impair our ability to attract and retain students at our schools. These restrictions imposed by the ED, or a negative outcome of the ED’s review, could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

American InterContinental University Accreditation Matter.   As previously disclosed, on December 6, 2005, the Southern Association of Colleges and Schools, Commission on Colleges (“SACS”) notified AIU that SACS had placed the school on “Probation” status for one year pending the school’s satisfactory remediation of certain accreditation matters with regards to SACS’ Principles of Accreditation. A status review of AIU’s Probation status is currently scheduled for SACS’ December 2006 meeting. AIU is in the process of addressing SACS’ recommendations and is committed to resolving all issues identified. See Note 5 “Commitments and Contingencies—Accrediting Body Actions” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of this matter.

Evaluation of Goodwill Balances.   On the first day of January of each year, our goodwill balances are reviewed for impairment through the application of a fair-value-based test. The results of the test as of January 1, 2006, indicated no goodwill impairment, as, for all reporting units, which we define as our school operating divisions, our estimate of reporting unit fair value exceeded the carrying value of the reporting unit. Our estimate of fair value for each of our reporting units was based primarily on projected future results and cash flows and other assumptions. Although we believe our projections and resulting estimates of fair value are reasonable, historically, our projections have not always been achieved. For our Health Education division and our Gibbs division reporting units, estimated fair values exceeded carrying values by a relatively small margin as of January 1, 2006, such that the failure of either of these reporting units to achieve projected operating results and cash flows in the near term or long term may reduce the reporting unit’s estimated fair value below its carrying value and result in the recognition of a goodwill impairment charge.

Our Gibbs division did not achieve its projected student enrollment targets, operating results, and cash flows through April 2006, and, thus, we do not believe that the reporting unit will be able to achieve full year 2006 orojected operating results and cash flows. As previously disclosed, there are several key factors that contribute to the continuing weakness in our Gibbs division’s, operating results including, (1) significant past and expected future declines in student population relative to student population in prior periods, (2) negative press coverage in 2004 and 2005 regarding us and certain of our Gibbs division campuses, and (3) the overall strengthening of economic conditions in the U.S. In consideration of our Gibbs division’s weak operating results, we retested the division’s goodwill balance for impairment as of April 1, 2006. The results of the test as of April 1, 2006, indicated that the value of goodwill attributable to our Gibbs division of approximately $10.4 million had been impaired, as our estimate of the reporting unit’s fair value was less than the carrying value of the reporting unit. Thus, we recorded a goodwill impairment charge during the first quarter of 2006 of $10.4 million, pretax, or $0.06 per diluted share to reduce the carrying value of Gibbs division goodwill to zero as of March 31, 2006.

The goodwill balance as of March 31, 2006, attributable to our Health Education division is $216.0 million. The Health Education division has achieved its first quarter 2006 projected results and cash flows and we expect it will achieve full year 2006 projected operating results and cash flows. We will continue to monitor the operating results and cash flows of this reporting unit on a quarterly basis for signs of possible declines in estimated fair value and goodwill impairment.

Hybrid Learning.   We have continued to make advances in the development of our unique hybrid learning model, which enables students at our schools’ on-ground campuses to complete approximately 50% of their academic program in a classroom setting and approximately 50% online. AIU and CTU were our first on-ground universities to offer hybrid educational programs. We expect to expand our hybrid learning offerings to other selected schools during 2006.

Changes in Online Education Regulation.   Under current law, an institution participating in various federal financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended (“HEA”), which we refer to as “Title IV Programs,” must offer less than one half of its courses over telecommunication networks, including the Internet, or by correspondence, and an institution that offers one half or more of its courses over telecommunication networks or by correspondence ceases to be eligible to participate in Title IV Programs (the “50% Rule”). The Deficit Reduction Act of 2005 has eliminated the 50% Rule, effective July 1, 2006. We believe that the repeal of the 50% Rule illustrates the continued acceptance of online education by U.S. employers and regulators. As our schools’ online campuses continue to make significant progress in technology and educational offerings, students who attend our schools’ online campuses will experience an educational environment that mirrors that which would be experienced at a traditional on-ground campus. Online learning generally offers students much greater flexibility in completing academic programs than does traditional on-ground learning and, thus, provides more Americans, as well as foreign students, with the opportunity to pursue post-secondary education. Currently, only our AIU and CTU universities offer fully online campuses. We expect that in the future certain of our other schools will also offer fully online programs of study.

University Segment Operations.   As previously discussed, we expect that the operating margin percentage achieved by our University segment schools will continue to be strong but may decline from prior period levels. The operating margin percentage of University segment schools declined during the first quarter of 2006, relative to the operating margin percentage achieved during the first quarter of 2005, primarily as a result of a 2006 CTU growth rate that is expected to exceed the 2006 AIU growth rate. Our University segment’s CTU university, and specifically CTU’s online campus, historically operates at a lower operating margin percentage than that of our University segment’s AIU university and its online campus. Thus, the disproportionate anticipated growth of CTU is expected to effectively lower the operating margin percentage of the University segment as a whole. As a result of the expected disproportionate growth of CTU, we expect average revenue per student for our University segment schools as a whole to decrease in the future. However, we believe that by providing our students with a flexible array of programs, our University segment schools have increased and will continue to increase market share.

AIU’s online campus, AIU Online, currently is accountable for a majority of the total student population and operating profits of our University segment. AIU Online enrollment growth rates slowed during 2005 and during the first quarter of 2006 and are likely to continue to slow in the future as the university matures. We also believe that AIU Online’s new student enrollment has been adversely impacted by negative publicity related to AIU’s Probation status. However, we believe there remains a high level of interest in AIU Online’s accelerated programs and that such demand will enable AIU Online to sustain strong growth rates in the long term.

Gibbs Segment Operations.   Beginning in the fourth quarter of 2004 and continuing through the first quarter of 2006, our Gibbs segment campuses experienced significant declines in student population. This decline in student population has resulted in a decrease in revenue for the Gibbs segment and has negatively impacted the Gibbs segment’s profitability. We continue to expect limited growth and low levels of profitability from the Gibbs segment in the near term.

Our management has devoted increased focus on the Gibbs segment to identify and address the fundamental causes for these declines in student population and profitability. During the fourth quarter of 2005 and through the first two months of 2006, we identified a number of factors that we believed suggested a stabilization of the operating results of our Gibbs segment campuses. However, our Gibbs segment campuses did not achieve projected operating results through April 2006, and certain key indicators suggest that full-year 2006 Gibbs segment student population and operating results will likely be significantly lower than we projected. As a result, we retested the goodwill balance of our Gibbs segment campuses of $10.4 million for impairment as of April 1, 2006. Upon completing our April 1, 2006, goodwill impairment test, we recorded a goodwill impairment charge of $10.4 million, pretax, as of March 31, 2006, to reduce to the carrying value of Gibbs segment goodwill to zero. See Note 2. “Goodwill Impairment” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of this charge.

Our management continues to focus on the Gibbs segment to identify and address the fundamental causes of these declines in student population and profitability. While we currently have no plans to sell or close any of our Gibbs segment campuses, we continuously evaluate these campuses’ operating results and program offerings to ensure that our continued investment in the campuses is consistent with our overall objective of maximizing long-term stockholder value.

Other Reportable Segments Operations.   As previously discussed, student population at many of our Culinary Arts segment, Health Education segment, and Other Schools segment schools declined during the 2005 and continued to decline modestly through the first quarter of 2006. While cost-cutting measures were enacted during 2005 in an effort to mitigate the effect of such declines in student population on profitability, lower than expected student population at a majority of these segments’ schools had an adverse impact on operating margin percentages, and we believe that the operating margin percentages of these segments’ schools will continue to be depressed until student enrollment begins to increase.

Lead generation remains strong, and lead costs remain stable for the schools included in our Other Schools segment. Retention rates are trending upward during 2006 for our Health Education segment and Other Schools segment schools, while our Culinary Arts segment schools’ retention rates have remained relatively consistent with 2005 retention rates. As previously disclosed, the adoption of stricter credit standards has resulted in a reduction of bad debt expense as a percentage of revenue at most of our schools but has also limited the number of prospective students who qualify for certain private financing options. While our adoption of stricter credit standards has adversely affected population growth at certain of our schools, we believe that our adherence to such standards is in the best long-term interest of our schools. We will continue to evaluate the private financing options that we offer to our students to ensure that such offerings are aligned with our objectives of consistent, quality enrollment, and profitability growth.

We currently have no plans to sell or close any of our Culinary Arts segment, Health Education segment, or Other Schools segment campuses. However, we continuously evaluate each of our school’s programs to ensure that there is a market for the programs that the school offers and that our continued investment in the school is consistent with our overall objective of maximizing long-term stockholder value.

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

New Initiatives.   In March 2006, our New Initiative Group launched Blish.com, a fully-digital marketplace aimed at bringing together buyers and sellers of digital content. Utilizing Blish.com’s easy-to-

use web portal, owners of digital content may post their content for sale in real time, control the price of each item, and collect royalties from sales. Blish.com markets a wide array of digital content, including text files, such as e-books, manuals, and legal forms; computer-related items, such as software, video games, 3D modeling, and stock photography; audio files, including motivational seminars, academic lectures, and music tracks; and other consumer items such as ring tones, screen savers, mobile games, and video clips.

Economic Conditions.   We believe that the continued strength of the macroeconomic conditions in the U.S. has provided potential students with more viable immediate employment opportunities and may be adversely impacting our ability to successfully recruit and enroll students. As a result of a strong job market, we believe that prospective students may choose to enter or remain in the workforce rather than pursue continuing education. We believe there is a level of counter-cyclicality, relative to overall economic patterns, inherent within certain of our program offerings, as evidenced by the recent decreased lead conversion rates and show rates for those programs.

Litigation and Regulatory Matters

See Note 5 “Commitments and Contingencies” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of selected litigation and regulatory matters.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

A detailed discussion of the accounting policies and estimates that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties is included under the caption “Summary of Significant Accounting Policies and Estimates” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005. This section should also be read in conjunction with Note 2 “Significant Accounting Policies” of the notes to our consolidated financial statements in Part IV, Item 15 of our Annual Report on Form 10-K, for the year ended December 31, 2005, which includes a discussion of these and other significant accounting policies.

Goodwill and Indefinite-Lived Assets

Goodwill represents the excess of cost over fair market value of identifiable net assets acquired through business purchases. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) goodwill and indefinite-lived intangible assets are reviewed for impairment on at least an annual basis by applying a fair-value-based test. In evaluating the recoverability of the carrying value of goodwill and other indefinite-lived intangible assets, we must make assumptions regarding the fair value of our reporting units, as defined under SFAS 142. If our fair value estimates or related assumptions change in the future, we may be required to record impairment charges related to goodwill and other indefinite-lived intangible assets.

In performing our annual review of goodwill balances for impairment, we estimate the fair value of each of our reporting units based primarily on projected future operating results and cash flows, and other assumptions. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically, projected operating results and cash flows have not always been achieved. The failure of one of our reporting units to achieve projected operating results and cash flows in the near term or long term may reduce the estimated fair value of the reporting unit below its carrying value and result in the recognition of a goodwill impairment charge. We monitor the operating results and cash flows of our reporting units on a quarterly basis for signs of possible declines in estimated fair value and goodwill impairment. See Note 2 “Goodwill Impairment” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of goodwill impairment considerations and charges for the three months ended March 31, 2006.

Share-Based Compensation Expense

On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) replaces our previous accounting for share-based awards under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”) for periods beginning in 2006. SFAS 123(R) requires that all share-based payments to employees, including grants of stock options and the compensatory elements of employee stock option plans, be recognized in the financial statements based on the estimated fair value of the equity or liability instrument issued.

We previously accounted for share-based compensation using the intrinsic value method defined in Opinion 25. Prior to January 1, 2006, no share-based employee compensation cost, other than for issuances of nonvested stock, which were not significant, was reflected in net income. We adopted SFAS 123(R) using the modified prospective transition method. Under this method, employee compensation cost recognized during the first quarter of 2006 includes (1) compensation costs for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of SFAS 123 and (2) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Under the modified prospective transition method, the provisions of SFAS 123(R) were not applied to periods prior to adoption, and, thus, prior period financial statements have not been restated. In accordance with SFAS 123(R), the fair value of options grants is estimated on the date of grant using the Black-Scholes-Merton option pricing model.

Consistent with our approach under the disclosure only provisions of SFAS 123, we will continue to recognize the value of share-based compensation as expense during the vesting period of the underlying share-based awards using the straight-line method. SFAS 123(R) requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Consistent with our approach under the disclosure only provisions of SFAS 123, we will continue to estimate forfeitures at the time of grant.

The fair value of each option award granted during the three months ended March 31, 2006 and 2005, was estimated on the date of grant using the Black-Scholes-Merton option pricing model. Our determination of the fair value of share-based awards on the date of grant is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected life of the awards and actual and projected employee stock option exercise behavior. See Note 7 “Share-Based Compensation” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of our accounting for share-based compensation.

RESULTS OF OPERATIONS

The summary financial data table below should be referenced in connection with a review of the following discussion of our results of operations.

	For the Three Months Ended March 31,				% Change
		% of Total		% of Total	2006 vs.
	2006	CEC	2005	CEC	2005
	(Dollars in thousands)
REVENUE:
University segment	$243,582	46%	$211,719	41%	15%
Culinary Arts segment	90,628	17%	92,556	18%	(2)%
Health Education segment	40,578	8%	37,921	7%	7%
Gibbs segment	29,505	6%	38,272	7%	(23)%
Other Schools segment	124,230	24%	129,968	25%	(4)%
Corporate and other	107	—%	—	—%	100%
Total revenue	$528,630		$510,436
OPERATING EXPENSES:
Educational services and facilities	$161,959		$156,348		4%
General and administrative:
Advertising and admissions expense	$142,320		$120,524		18%
Administrative expense	95,415		99,970		(5)%
Bad debt expense	14,476		17,496		(17)%
Share-based compensation	3,847		—		100%
Total general and administrative	$256,058		$237,990		8%
Bad debt expense as a percentage of total revenue	2.7%		3.4%
Goodwill impairment charge	$10,389		$—		100%
INCOME OR LOSS FROM OPERATIONS:
University segment (excluding share of affiliate earnings)	$81,487	103%	$76,917	78%	6%
Culinary Arts segment	14,009	18%	18,639	19%	(25)%
Health Education segment	1,213	2%	(254)	—%	578%
Gibbs segment	(17,553)	(22)%	(278)	—%	(6214)%
Other Schools segment	15,772	20%	18,271	18%	(14)%
Corporate and other	(15,713)	(20)%	(14,398)	(15)%	(9)%
Total income from operations	$79,215		$98,897		(20)%
Operating profit percentage:
University segment (excluding share of affiliate earnings)	33.5%		36.3%
Culinary Arts segment	15.5%		20.1%
Health Education segment	3.0%		(0.7)%
Gibbs segment	(59.5)%		(0.7)%
Other Schools segment	12.7%		14.1%
CEC consolidated	15.0%		19.4%
PROVISION FOR INCOME TAXES:	$31,486		$39,814		(21)%
Effective income tax rate	37.40%		39.25%
NET INCOME:	$52,699		$55,922		(6)%
Net income percentage	10.0%		11.0%

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

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenue

University Segment Revenue.   University segment revenue increased $31.9 million, or 15%, from $211.7 million during the first quarter of 2005 to $243.6 million during the first quarter of 2006. The University segment revenue increase is primarily attributable to an increase in average student population at our University segment schools’ online campuses during the first quarter of 2006 as compared to average student population during the first quarter of 2005. Revenue for our universities’ online campuses was $193.0 million and $157.3 million, respectively, for the three months ended March 31, 2006 and 2005. Our University segment schools’ online campus student population growth is primarily attributable to the continued growth of the online education market and our universities’ online campuses’ continued penetration into that expanded market through increased investment in marketing activities and recruiting efforts and an expansion of program offerings and online platforms. Tuition price increases affected during the first quarter of 2006 also contributed to the increase in University segment revenue.

As discussed above, we believe that the SACS Probation status of our University segment’s AIU universities, which was announced on December 6, 2005, has negatively impacted those universities’ student population and ability to recruit new students. We cannot reasonably estimate the impact of the SACS Probation at this time.

Culinary Arts Segment Revenue.   Culinary Arts segment revenue decreased $2.0 million, or 2%, from $92.6 million during the first quarter of 2005 to $90.6 million during the first quarter of 2006. The Culinary Arts segment revenue decrease is primarily attributable to a slight decline in average student population at our Culinary segment schools during the first quarter of 2006 as compared to average student population during the first quarter of 2005. This decrease was offset, in part, by the positive impact on revenue of tuition price increases affected during the first quarter of 2006.

Health Education Segment Revenue.   Health Education segment revenue increased $2.7 million, or 7%, from $37.9 million during the first quarter of 2005 to $40.6 million during the first quarter of 2006. The Health Education segment revenue increase is primarily attributable to tuition price increases affected during the first quarter of 2006 and a shift in student enrollment mix that resulted in higher average revenue per student.

Gibbs Segment Revenue.   Gibbs segment revenue decreased $8.8 million, or 23%, from $38.3 million during the first quarter of 2005 to $29.5 million during the first quarter of 2006. The Gibbs segment revenue decrease is primarily attributable to a significant decline in average student population at our Gibbs segment campuses during the first quarter of 2006 as compared to average student population during the first quarter of 2005. As discussed above, our Gibbs segment campuses have continued to experience significant declines in student population since the fourth quarter of 2004. We believe the decline in student population is attributable to a number of factors, including, but not limited to, improving economic conditions of the markets that our Gibbs segment campuses serve and negative press coverage targeted at certain of our Gibbs segment campuses.

Other Schools Segment Revenue.   Other Schools segment revenue decreased $5.7 million, or 4%, from $130.0 million during the first quarter of 2005 to $124.2 million during the first quarter of 2006. The decrease is primarily attributable to a decline in average student population at a majority of our Other Schools segment schools during the first quarter of 2006 as compared to average student population during the first quarter of 2005. This decrease in student revenue attributable to the decline in student population was offset, in part, by the positive impact on revenue of tuition price increases affected during the first quarter of 2006.

Educational Services and Facilities Expense

Educational services and facilities expense increased $5.6 million, or 4%, from $156.3 million during the first quarter of 2005 to $162.0 million during the first quarter of 2006. The increase in educational services and facilities expense is primarily attributable to an overall increase in certain academic and occupancy costs incurred by our University segment schools.

The increase in University segment educational services and facilities expense is primarily attributable to increases in variable expenses at our University segment schools’ online campuses necessary to support those campuses’ increases in student population discussed above. This increase is also attributable to costs related to additional student service activities designed to improve retention, an increase in costs associated with curriculum development activities, and increased occupancy costs associated with facility expansions in support of University segment schools during 2005 and 2006.

The increase in University segment educational services and facilities expense was offset, in part, by a decrease in academics-related spending at our Gibbs segment and Culinary segment campuses during the period. This decrease is primarily attributable to a decrease in variable academics expenses at our Gibbs segment campuses resulting from the significant decreases in student population experienced at our Gibbs segment campuses during the period, as discussed above.

Educational services and facilities expenses incurred by our other reportable segments during the first quarter of 2006 remained relatively consistent with educational services and facilities expense incurred during the first quarter of 2005.

General and Administrative Expense

General and administrative expense increased $18.1 million, or 8%, from $238.0 million during the first quarter of 2005 to $256.1 million during the first quarter of 2006. This increase is primarily attributable to an increase in advertising, marketing, and admissions costs incurred by our University segment schools and approximately $3.8 million of share-based compensation expense recognized during the first quarter of 2006 in connection with our adoption of SFAS 123(R).

The increase in University segment general and administrative expense is primarily attributable to an increase in advertising, marketing, and admissions costs during the period. These additional costs were primarily incurred by our University segment schools’ online campuses in support of increased student lead, enrollment, and start volume. The increase in University segment general and administrative expense is also attributable to investments made during the period in Stonecliffe College Online.

General and administrative expense incurred by our other reportable segments during the first quarter of 2006 remained relatively consistent with general and administrative expenses incurred during the first quarter of 2005, primarily attributable to the continuation of cost cutting measures enacted during 2005 in response to the declines in average student population at a majority of our campuses within our other reportable segments, as discussed above.

On January 1, 2006, we adopted SFAS 123(R). SFAS 123(R) requires that the compensation costs relating to share-based payment transactions be recognized in the financial statements and must be measured based on the estimated fair value of the equity or liability instrument issued. We have adopted SFAS 123(R) using the modified prospective transition method. Our unaudited condensed consolidated financial statements for the three months ended March 31, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective method, our unaudited condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized as a component of general and administrative expense under SFAS 123(R) during the first quarter of 2006 was approximately $3.8 million. There was no share-based compensation expense recognized during the first quarter of 2005.

The increases in general and administrative expense discussed above, were offset, in part, by an overall decrease in bad debt expense during the period of approximately $3.0 million. Bad debt expense incurred by each of our reportable segments was as follows:

	For the Three Months Ended March 31,
	2006	As a Percentage of Segment Revenue	2005	As a Percentage of Segment Revenue
	(Dollars in thousands)
Bad debt expense by segment:
University segment	$9,729	4.0%	$9,233	4.4%
Culinary Arts segment	984	1.1%	720	0.8%
Health Education segment	1,183	2.9%	1,796	4.7%
Gibbs segment	726	2.5%	965	2.5%
Other Schools segment	1,854	1.5%	4,782	3.7%
Total bad debt expense	$14,476	2.7%	$17,496	3.4%

The overall decrease in bad debt expense during the period is primarily attributable to a decrease in overall student receivable exposure at a majority of our schools, primarily as a result of strong cash collections and stricter credit practices exercised during the period. Our University segment schools continue to experience higher bad debt expense levels than those of our other schools due primarily to declines in student retention at our University segment schools’ online campuses, which were first identified during 2005. These declines in student retention result in a shift in the relative distribution of student receivables balances from in-school student receivables to out-of-school student receivables. Out-of-school student receivable balances generally pose a greater credit risk than do in-school student receivables and are subject to higher bad debt allowance percentages. We believe that the overall retention rate of our University segment schools will be lower in the future relative to historical retention rates as a result of the expected disproportionate growth of CTU Online and Stonecliffe College Online. Both CTU Online and Stonecliffe College Online offer longer programs than does AIU Online, and our universities’ longer program offerings have traditionally experienced a higher rate of student attrition than our universities’ accelerated program offerings.

Goodwill Impairment Charge

As discussed above, during the first quarter of 2006, we recognized a $10.4 million, pretax, goodwill impairment charge to reduce the carrying value of the goodwill balance attributable to our Gibbs segment campuses to zero. See Note 2. “Goodwill Impairment” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion of this charge.

Income From Operations and Operating Margin Percentage

Income from operations decreased $19.7 million, or 20%, from $98.9 million during the first quarter of 2005 to $79.2 million during the first quarter of 2006. Our operating margin percentage decreased from 19.4% during the first quarter of 2005 to 15.0% during the first quarter of 2006. The decreases in income from operations and our consolidated operating margin percentage are primarily attributable to the impact of the recognition during the first quarter of 2006 of the $10.4 million, pretax, goodwill impairment charge associated with our Gibbs segment campuses and the $4.0 million, pretax, of share-based compensation expense recorded in connection with our adoption of SFAS 123(R). Declines in student population at a majority of our on-ground campuses, as discussed above, also contributed significantly to the decrease in income from operations. The adverse affect on income from operations of the declines in on-ground campus student population was offset, in part, by the positive impact of the disproportionate growth of our University segment, which traditionally has operated at a higher margin level than that of our other reportable segments due primarily to the higher margin levels generated by the University segment schools’ online campuses.

Interest Income

Interest income increased $2.6 million, from $1.7 million during the first quarter of 2005 to $4.3 million during the first quarter of 2006, primarily as a result of an increase in average invested cash balances. Also contributing to the increase, during the second quarter of 2005, we began investing a portion of our excess cash balances in available-for-sale investments that generally return investment yields in excess of the yields returned on cash equivalent securities, in which we previously invested our excess cash.

Provision for Income Taxes

Provision for income taxes decreased $8.3 million, or 21%, from $39.8 million during the first quarter of 2005 to $31.5 million during the first quarter of 2006. This decrease is primarily a result of a decrease in pretax income from continuing operations during 2006 of $17.3 million and a reduction of our effective income tax rate from 39.25% during the first quarter of 2005 to 37.40% during the first quarter of 2006. The decrease in our effective tax rate is attributable to the impact of various tax planning strategies, favorable changes in the proportionate distribution of our total pretax income among the tax jurisdictions in which we operate, and an increase in tax-exempt interest earned on invested cash balances. Future changes in the proportionate distribution of our total pretax income among the tax jurisdictions in which we operate may further impact our effective income tax rate.

Net Income

Net income decreased $3.2 million, or 6%, from $55.9 million during the first quarter of 2005 to $52.7 million during the first quarter of 2006, due to the cumulative effect of the factors discussed above.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

As of March 31, 2006, cash and cash equivalents and investments totaled $489.0 million. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We finance our operating activities and our organic growth primarily through cash generated from operations. We finance acquisitions primarily through funding from a combination of equity issuances, credit facility borrowings, and cash generated from operations. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, and lease commitments through at least the next 12 months primarily with cash generated by operations, existing cash balances and, if necessary, borrowings under our existing credit agreements.

The ED requires that Title IV Program funds collected in advance of student billings be kept in a separate cash account until students are billed for the portion of their program related to those Title IV Program funds collected. These restricted cash balances generally remain in these separate accounts for an average of 60 to 75 days from receipt. We do not recognize restricted cash balances on our consolidated balance sheet until all restrictions have lapsed with respect to those balances. As of March 31, 2006, the amount of restricted cash balances kept in separate cash accounts was not significant. Restrictions on these cash balances have not affected, nor do we believe that such restrictions will affect, our ability to fund our daily operations.

As previously disclosed, the ED notified us in June 2005 that it is reviewing our previously announced restated consolidated financial statements and our annual compliance audit opinions for the years 2000 through 2003. At the same time, the ED also advised us that it is evaluating pending program reviews that have taken place at certain of our schools. The ED has indicated that until these matters are addressed to its satisfaction, it will not approve any new applications by us for pre-acquisition review or change of ownership. The ED has further advised us that during this period, it will not approve applications for any additional branch campuses, which the ED refers to generally in its regulations as “additional locations.”

In February 2006, we received a letter from the ED notifying us that it is reviewing our 2004 compliance audit opinions and that the general restrictions imposed pursuant to its letter to us in June 2005 will remain in place as it continues its review. We cannot predict what effect, if any, restrictions that may be imposed by the ED as a result of its review may have on our future cash requirements, liquidity, or financial position.

Sources and Uses of Cash

Operating Cash Flows

During the first quarter of 2006, net cash flows provided by operating activities totaled $122.6 million, compared to net cash flows provided by operating activities during the first quarter of 2005 of $111.2 million. Our primary source of cash flows from operating activities is tuition collected from our students. Our students finance tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, private and institutional scholarships, and cash payments. The following table summarizes our U.S. schools’ cash receipts from tuition payments by fund source as a percentage of total tuition payments received during the three months ended March 31, 2006 and 2005. The percentages reflected therein were determined based upon each U.S. school’s cash receipts for the three-month period ended March 31.

	For the Three Months Ended March 31,
	2006	2005
Title IV Program funding
Stafford loans	42.1%	41.2%
Grants	10.2%	10.4%
PLUS loans	7.2%	8.5%
Total Title IV Program funding	59.5%	60.1%
Private loans
Non-recourse loans	20.6%	20.1%
Sallie Mae loans	1.6%	2.5%
Stillwater recourse loans	0.4%	0.6%
Total private loans	22.6%	23.2%
Scholarships, grants and other	3.9%	2.9%
Cash payments	14.0%	13.8%
Total tuition receipts	100.0%	100.0%

The total Title IV Program funding as a percentage of total tuition receipts reflected above was not computed on the same basis on which our 90-10 Rule ratios are computed. In accordance with applicable regulations, certain tuition receipts included in the totals above are excluded from our 90-10 Rule ratio calculations.

For a detailed discussion of Title IV Program funding and alternative private loan funding sources for our students, see “Student Financial Aid and the Regulation of the Postsecondary Education Industry” and “Alternative Student Financial Aid Sources” in Item 1 “Business” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2005.

Our primary uses of cash to support our operating activities include, among other things, cash paid to employees for services, to vendors for products and services, to lessors for rents and operating costs related to leased facilities, to suppliers for textbooks and other school supplies, and to federal, state, and provincial governments for income and other taxes.

Although we anticipate that we will be able to satisfy the cash requirements for working capital needs, capital expenditures, and commitments through at least the next year primarily with cash generated by our operations, existing cash balances and, if necessary, borrowings under our existing credit agreements, we are not able to reasonably assess the effect of loss contingencies on future cash requirements and liquidity. See Note 5 “Commitments and Contingencies” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional discussion of these matters.

Investing Cash Flows

During the first quarter of 2006, cash used in investing activities totaled $135.4 million, relative to cash used in investing activities during the first quarter of 2005 of $26.4 million.

Available-for-Sale Investments.   Net purchases of available-for-sale investments were $117.8 million during the first quarter of 2006.

Capital Expenditures.   Capital expenditures decreased $8.0 million, or 31%, from $25.5 million during the first quarter of 2005 to $17.5 million during the first quarter of 2006. Capital expenditures during the first quarter of 2006, which represented approximately 3.3% of first quarter 2006 total revenue, included, among other things, investments in leasehold improvements in connection with new and expanded facilities, capital equipment purchases, and investments made in connection with expansion projects and information system improvements in support of anticipated growth. We finance capital expenditures primarily with cash generated from operations.

Financing Cash Flows

During the first quarter of 2006, cash used in financing activities totaled $21.4 million, relative to approximately zero cash used in financing activities during the first quarter of 2005.

Credit Agreements.   As of March 31, 2006, we had outstanding under our $200.0 million U.S. Credit Agreement revolving loans totaling approximately $13.9 million and letters of credit totaling approximately $17.7 million. The availability under our U.S. Credit Agreement as of March 31, 2006, was $168.4 million. As of March 31, 2006, we had no outstanding borrowings under our $10.0 million (USD) Canadian Credit Agreement.

Repurchases of Shares.   During the three months ended March 31, 2006, we repurchased approximately 0.7 million shares of our common stock for approximately $24.9 million at an average price of approximately $36.16 per share.

Contractual Obligations

As of March 31, 2006, minimum future cash payments due under contractual obligations, including, among others, our credit agreements, non-cancelable operating and capital lease agreements, and other arrangements, were as follows (in thousands):

	2006	2007	2008	2009	2010	2011 & Thereafter	Total
Revolving loans	$—	$13,944	$—	$—	$—	$—	$13,944
Operating lease obligations	93,806	121,933	116,167	109,735	104,316	617,018	1,162,975
Capital lease obligations	780	973	528	388	388	969	4,026
Other debt	4	—	—	—	—	—	4
Total contractual cash obligations	$94,590	$136,850	$116,695	$110,123	$104,704	$617,987	$1,180,949

Revolving Loans.   We have entered into an unsecured credit (the “U.S. Credit Agreement”) agreement with a syndicate of financial institutions. Under our U.S. Credit Agreement, we may borrow up to the U.S. dollar equivalent of $200.0 million in U.S. dollars and various foreign currencies under a revolving credit facility and obtain up to the U.S. dollar equivalent of $100.0 million in standby letters of credit in U.S. dollars and various foreign currencies. Outstanding letters of credit were approximately $17.7 million as of March 31, 2006, and reduced the availability of borrowings under the revolving credit facility but are not included in the table above. Subject to the satisfaction of certain conditions precedent under the U.S. Credit Agreement, we may prepay outstanding loans under the U.S. Credit Agreement at any time without penalty. The stated maturity of our U.S. Credit Agreement is December 19, 2007.

Our domestic subsidiaries have jointly and severally guaranteed repayment of our obligations under the U.S. Credit Agreement. Under the U.S. Credit Agreement, we are limited in our ability to take certain actions, including, among other things, consummating certain acquisitions or mergers, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring other debt in excess of specified amounts, prepaying other debt, and making certain investments. We are also required to satisfy certain financial covenants on a periodic basis, including the maintenance of a maximum consolidated leverage ratio of 2.00:1, a minimum fixed charge coverage ratio of 1.50:1, a minimum level of consolidated net worth, and a minimum annual consolidated ED financial responsibility composite score of 1.50. As of March 31, 2006, we were in compliance with the covenants of our U.S. Credit Agreement.

Our Canadian subsidiaries have entered into an unsecured credit agreement (the “Canadian Credit Agreement”) with a syndicate of financial institutions. Under our Canadian Credit Agreement, our Canadian subsidiaries may borrow up to the U.S. dollar equivalent of 10.0 million in Canadian dollars under a revolving credit facility. Subject to the satisfaction of certain conditions precedent under the Canadian Credit Agreement, we may prepay outstanding loans under the Canadian Credit Agreement at any time without penalty. The stated maturity of our Canadian Credit Agreement is December 19, 2007.

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

Capital Lease Obligations.   We finance the acquisition of certain equipment through capital lease agreements and have assumed capital lease obligations in connection with certain acquisitions. As of March 31, 2006, the principal balance of outstanding capital lease obligations was approximately $3.3 million.

Off-Balance Sheet Arrangements.   As of March 31, 2006, we were not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

Changes in Financial Position—March 31, 2006, compared to December 31, 2005

Selected consolidated balance sheet account changes from December 31, 2005, to March 31, 2006, were as follows:

	As of March 31, 2006	As of December 31, 2005	% Change
Assets
Current assets:
Cash and cash equivalents	$99,022	$132,308	(25)%
Investments	389,991	272,093	43%
Total cash and cash equivalents and investments	489,013	404,401	21%
Student receivables, gross	102,705	121,286	(15)%
Allowance for doubtful accounts	(40,869)	(44,839)	(9)%
Student receivables, net	61,836	76,447	(19)%
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	24,108	28,627	(16)%
Accrued payroll and related benefits	27,740	39,471	(30)%
Accrued income taxes	39,566	23,509	68%
Deferred tuition revenue	166,286	152,007	9%
Long-term liabilities:
Deferred rent obligations	95,756	89,680	7%
Stockholders’ equity:
Treasury stock	$(225,083)	$(200,158)	12%

Cash and Cash Equivalents and Investments.   The increase in total cash and cash equivalents and investments is primarily attributable to cash flows generated from operations during the period, offset, in part, by cash of $24.9 million used during the period to purchase approximately 0.7 million shares of our common stock at an average price of approximately $36.16 per share in connection with our stock repurchase program.

Student Receivables.   The decrease in net student receivables is primarily attributable to continued improvements in our financial aid packaging and cash collections processing during the period. Our allowance for doubtful accounts as a percentage of gross student receivables and quarterly days sales outstanding (“DSO”) were as follows for the periods indicated:

	As of
	March 31, 2006	December 31, 2005	March 31, 2005
Allowance for doubtful accounts as a percentage of gross student receivables	39.8%	37.0%	42.4%
Quarterly DSO (in days) (1)	12	14	13

(1)          We calculate DSO by dividing net receivables, including both student receivables and other receivables, by quarterly average daily revenue. Quarterly averge daily revenue is computed by dividing total quarterly revenue by the total number of days in the quarter.

Accounts Payable.   The decrease in accounts payable is primarily attributable to the implementation of an automated voucher approval and payment process at certain of our schools and the corporate office during 2005, which has resulted in a continued reduction in our outstanding payable balances.

Accrued Payroll and Related Benefits.   The decrease in accrued payroll and related benefits is primarily attributable to 2005 annual employee bonus compensation payments made during the first quarter of 2006.

Accrued Income Taxes.   The increase in accrued income taxes is primarily attributable to additional current tax liabilities associated with pretax income generated during the period, offset, in part, by a reduction of our current tax obligation resulting from federal and state income tax payments made during the period.

Deferred Tuition Revenue.   The increase in deferred tuition revenue is primarily attributable to the timing of student starts for our University segment schools’ online campuses. Our University segment schools’ online campuses’ first quarter 2006 start, and related tuition billings for the term, took place later in the quarter as compared to the starts for the fourth quarter of 2005.

Deferred Rent Obligations.   The increase in deferred rent obligations is primarily attributable to tenant improvement allowances due or received from lessors during the period and normal increases in deferred rent obligations associated with lease arrangements with escalating rent payments.

Treasury Stock.   As discussed above, during the three months ended March 31, 2006, we repurchased approximately 0.7 million shares of our common stock for approximately $24.9 million at an average price of approximately $36.16 per share. All shares of our common stock were purchased during March 2006, subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2006, on March 6, 2006.

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

Interest Rate Exposure

Our borrowings under our credit agreements bear annual interest at variable rates tied to the prime rate and the Eurocurrency rate. The outstanding borrowings under these credit agreements were $13.9 million and $13.6 million as of March 31, 2006, and December 31, 2005, respectively.

The weighted average interest rate of borrowings under our credit agreements was 3.25% and 2.95% as of March 31, 2006, and December 31, 2005, respectively.

In addition, we had capital lease obligations totaling $3.3 million as of March 31, 2006, and December 31, 2005, respectively, bearing interest at a weighted average rate of 6.52% and 6.80%, respectively.

We estimate that the book value of our investments, debt instruments, and any related derivative financial instruments approximated their fair values as of March 31, 2006, and December 31, 2005. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

Foreign Currency Exposure

We are subject to foreign currency exchange exposures arising from current and anticipated transactions denominated in currencies other than the U.S. dollar and from the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts. Specifically, we are subject to risks associated with fluctuations in the value of the Euro, the Canadian dollar, and the British pound vis-à-

vis the U.S. dollar. Our investment in our foreign operations as of March 31, 2006, was not significant to our consolidated financial position, and the book values of the assets and liabilities of such foreign operations as of March 31, 2006, approximated their fair values.

In addition, as of March 31, 2006, we had borrowings outstanding under our U.S. Credit Agreement of $13.9 million denominated in €11.5 million.

We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in foreign currency exchange rates is not significant.

Item 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings

Note 5 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.                Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and the market price of our common stock. Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for year ended December 31, 2005, includes a detailed discussion of those risk factors. The information presented below sets forth material changes from, and should be read in conjunction with, the risk factors disclosed in our 2005 Form 10-K.

Our future operating results could be materially adversely affected if we are required to write-down the carrying value of goodwill associated with any of our operating divisions in the future.

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we review on at least an annual basis our goodwill balances for impairment through the application of a fair value-based test. Our estimate of fair-value for each of our operating divisions is based primarily on projected future results and cash flows and other assumptions. As described in Note 2 “Goodwill Impairment” of the notes to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, we recorded a goodwill impairment charge as of March 31, 2006, related to our Gibbs division in the amount of $10.4 million, pretax, or $0.06 per diluted share. We also determined that the estimated fair value of our Health Education division exceeded its carrying value by a relatively small margin as of January 1, 2006, such that the failure of that division to achieve projected operating results and cash flows in the near term or long term may reduce its estimated fair value below its carrying value and result in the recognition of a goodwill impairment charge. If we are required to significantly write-down the carrying value of goodwill associated with any of our operating divisions in accordance with SFAS 142 in the future, our operating results and the market price of our common stock may be materially adversely affected.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the three months ended March 31, 2006:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
				Maximum
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs (1)	or Programs (1)
January 1, 2006—January 31, 2006	—	$—	—	$99,841,889
February 1, 2006—February 28, 2006	—	—	—	300,000,000
March 1, 2006—March 31, 2006	689,200	36.16	689,200	$275,075,570
Total	689,200	$—	689,200

(1)          Our Board of Directors has authorized us to use up to approximately $500.0 million for the repurchase of shares of our outstanding common stock. Pursuant to this stock repurchase program, we may repurchase shares of our outstanding common stock on the open market or in private transactions from time to time, depending on factors including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 5.        Other Information

Corporate Governance

On April 17, 2006, the Company filed and distributed proxy materials in connection with the solicitation by the Board of Directors of proxies to be voted at the Company’s 2006 Annual Meeting of Stockholders, scheduled for May 18, 2006. As described in the proxy materials, the Board of Directors recommends that eligible stockholders vote (i) for all three of the Board of Director’s nominees for election as directors, (ii) for a proposal to declassify the Company’s Board of Directors, (iii) for a proposal to permit stockholders holding at least sixty-six and two-thirds percent (66 2/3%) of the voting power of eligible shares to call a special meeting of stockholders, and (iv) for the ratification of the appointment of the Company’s independent auditors.

Three of the Company’s nine board seats are up for election. In the proxy materials, the Board has recommended that eligible stockholders vote for the re-election of the Board’s nominees, Patrick W. Gross, Steven H. Lesnik, and Keith K. Ogata. On February 16, 2006, the Company received a notice from R. Steven Bostic announcing his intention to nominate an alternate slate of three candidates for election as directors and to deliver a proxy statement to solicit proxies from the Company’s eligible stockholders in support of such nomination. Mr. Bostic has issued proxy materials, including a proxy statement dated April 19, 2006. The Company has notified the SEC of its belief that such proxy materials contain material misstatements and omissions.

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

CAREER EDUCATION CORPORATION
Date: May 10, 2006	By:	/s/ JOHN M. LARSON
John M. Larson
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
Date: May 10, 2006	By:	/s/ PATRICK K. PESCH
Patrick K. Pesch
Executive Vice President,
Chief Financial Officer, Treasurer
and Assistant Secretary
(Principal Financial and Accounting Officer)