Form 10-Q
period 2006-06-30
CAREER EDUCATION CORP
filed 2006-08-09
CIK 1046568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2006

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
2895 Greenspoint Parkway, Suite 600, Hoffman Estates, Illinois 60169
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (847) 781-3600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Number of shares of registrant’s common stock, par value $0.01, outstanding as of August 8, 2006: 103,816,531

CAREER EDUCATION CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$90,589	$132,308
Investments	287,369	272,093
Total cash and cash equivalents and investments	377,958	404,401
Receivables:
Students, net of allowance for doubtful accounts of $38,716 and $44,839 as of June 30, 2006, and December 31, 2005, respectively	52,583	76,447
Other, net	7,922	5,015
Prepaid expenses	48,805	37,412
Inventories	14,979	14,090
Deferred income tax assets	10,122	10,122
Other current assets	18,756	31,067
Total current assets	531,125	578,554
PROPERTY AND EQUIPMENT, net	408,266	411,144
GOODWILL	349,582	443,584
INTANGIBLE ASSETS, net	35,487	35,286
OTHER ASSETS	36,245	37,537
TOTAL ASSETS	$1,360,705	$1,506,105
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$584	$627
Accounts payable	26,335	28,627
Accrued expenses:
Payroll and related benefits	31,551	39,471
Income taxes	—	23,509
Other	84,884	82,513
Deferred tuition revenue	131,936	152,007
Total current liabilities	275,290	326,754
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	17,499	16,358
Deferred rent obligations	96,387	89,680
Deferred income tax liabilities	31,212	31,212
Other	5,828	5,854
Total long-term liabilities	150,926	143,104
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 103,767,970 and 103,384,741 shares issued, 94,695,778 and 98,112,741 shares outstanding as of June 30, 2006, and December 31, 2005, respectively	1,037	1,033
Additional paid-in capital	609,230	591,287
Accumulated other comprehensive income	1,939	1,989
Retained earnings	647,286	642,096
Cost of 9,122,485 and 5,272,000 shares in treasury as of June 30, 2006, and December 31, 2005, respectively	(325,003)	(200,158)
Total stockholders’ equity	934,489	1,036,247
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,360,705	$1,506,105

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
REVENUE:
Tuition and registration fees	$468,401	$475,932	$975,078	$960,813
Other	18,384	21,531	40,337	47,086
Total revenue	486,785	497,463	1,015,415	1,007,899
OPERATING EXPENSES:
Educational services and facilities	156,539	153,451	318,498	309,799
General and administrative	257,144	242,403	513,202	480,393
Depreciation and amortization	21,942	19,833	42,951	37,034
Goodwill impairment charge	84,975	—	95,364	—
Total operating expenses	520,600	415,687	970,015	827,226
Income (loss) from operations	(33,815)	81,776	45,400	180,673
OTHER INCOME (EXPENSE):
Interest income	4,681	4,280	8,978	5,987
Interest expense	(337)	(420)	(688)	(856)
Share of affiliate earnings	696	1,416	1,599	3,242
Miscellaneous expense	(250)	(200)	(129)	(758)
Total other income	4,790	5,076	9,760	7,615
Income (loss) before provision forincome taxes	(29,025)	86,852	55,160	188,288
PROVISION FOR INCOME TAXES	18,484	34,089	49,970	73,903
Income (loss) from continuing operations	(47,509)	52,763	5,190	114,385
DISCONTINUED OPERATIONS:
Loss from discontinued operations	—	—	—	(5,700)
NET INCOME (LOSS)	$(47,509)	$52,763	$5,190	$108,685
NET INCOME (LOSS) PER SHARE—BASIC:
Income (loss) from continuing operations	$(0.49)	$0.51	$0.05	$1.11
Loss from discontinued operations	—	—	—	(0.06)
Net income (loss)	$(0.49)	$0.51	$0.05	$1.05
NET INCOME (LOSS) PER SHARE—DILUTED:
Income (loss) from continuing operations	$(0.49)	$0.50	$0.05	$1.09
Loss from discontinued operations	—	—	—	(0.06)
Net income (loss)	$(0.49)	$0.50	$0.05	$1.03
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	96,989	102,789	97,563	102,690
Diluted	96,989	105,200	99,631	105,196

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other
	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Total
BALANCE, December 31, 2005	103,385	$1,033	(5,272)	$(200,158)	$591,287	$1,989	$642,096	$1,036,247
Net income	—	—	—	—	—	—	5,190	5,190
Foreign currency translation	—	—	—	—	—	(63)	—	(63)
Unrealized gain on investments	—	—	—	—	—	13	—	13
Total comprehensive loss								5,140
Treasury stock purchased	—	—	(3,850)	(124,845)	—	—	—	(124,845)
Share-based compensation:
Stock options	—	—	—	—	7,891	—	—	7,891
Nonvested stock	—	—	—	—	130	—	—	130
Employee stock purchase plan	—	—	—	—	465	—	—	465
Common stock issued under:
Stock option plans	295	3	—	—	4,722	—	—	4,725
Employee stock purchase plan	88	1	—	—	2,685	—	—	2,686
Tax benefit of options exercised	—	—	—	—	2,050	—	—	2,050
BALANCE, June 30, 2006	103,768	$1,037	(9,122)	$(325,003)	$609,230	$1,939	$647,286	$934,489

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(47,509)	$52,763	$5,190	$108,685
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment charge	84,975	—	95,364	—
Loss from discontinued operations	—	—	—	5,700
Depreciation and amortization expense	21,942	19,833	42,951	37,034
Compensation expense related to share-based awards	4,471	—	8,486	—
Loss on disposition of property and equipment	232	120	255	550
Share of affilate earnings, net of dividends received	(696)	(770)	(1,599)	(1,382)
Tax benefit associated with stock option exercises	—	1,790	—	2,416
Other	266	209	470	400
Changes in operating assets and liabilities	(54,857)	(4,041)	(19,656)	27,684
Net cash provided by operating activities	8,824	69,904	131,461	181,087
CASH FLOWS FROM INVESTING ACTIVITIES:
Business disposition, net of cash	—	(26)	—	(934)
Purchases of property and equipment	(25,608)	(45,359)	(43,151)	(70,898)
Purchases of available-for-sale investments	(190,831)	(416,624)	(552,450)	(416,624)
Sales of available-for-sale investments	293,513	174,395	537,285	174,395
Other	(105)	1,458	(110)	1,460
Net cash provided by (used in) investing activities	76,969	(286,156)	(58,426)	(312,601)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(99,920)	—	(124,845)	—
Issuance of common stock	4,479	4,638	7,411	6,952
Tax benefit associated with stock option exercises	1,330	—	2,050	—
Payments of revolving loans	—	(249)	—	(1,879)
Payments of capital lease obligations and other long-term debt	(95)	(797)	(184)	(1,505)
Net cash provided by (used in) financing activities	(94,206)	3,592	(115,568)	3,568
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(20)	(2,564)	814	(4,468)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,433)	(215,224)	(41,719)	(132,414)
CASH AND CASH EQUIVALENTS, beginning of the period	99,022	432,268	132,308	349,458
CASH AND CASH EQUIVALENTS, end of the period	$90,589	$217,044	$90,589	$217,044

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                 ORGANIZATION AND BASIS OF PRESENTATION

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and “CEC” refer to Career Education Corporation and our wholly-owned subsidiaries. The terms “school” and “university” refer to an individual, branded, proprietary educational institution, owned by us and including its campus locations. The term “campus” refers to an individual main or branch campus operated by one of our schools or universities.

We are a dynamic educational services company committed to quality, career-focused learning and led by passionate professionals who inspire individual worth and lifelong achievement. Since our founding in 1994, we have progressed rapidly toward our goal of becoming the world’s leading provider of quality educational services. We are one of the world’s largest on-ground providers of private, for-profit postsecondary education and have a substantial presence in online education. Our schools and universities prepare students for professionally and personally rewarding careers through the operation of 84 on-ground campuses located throughout the United States and in France, Canada, and the United Kingdom, and two fully-online academic platforms.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The condensed consolidated balance sheet as of December 31, 2005, has been derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements. For additional information, refer to the consolidated financial statements and notes to consolidated financial statements as of and for the year ended December 31, 2005, included in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission (“SEC”) on March 6, 2006.

The unaudited condensed consolidated financial statements presented herein include the accounts of CEC and our wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

Certain amounts in our prior period financial statements have been reclassified to conform to the current period presentation.

2.                 GOODWILL IMPAIRMENT

Changes in the carrying amount of goodwill during the three months and six months ended June 30, 2006, by reportable segment are as follows (in thousands):

	University segment	Culinary Arts segment	Health Education segment	Gibbs segment	Other Schools segment	Total
Goodwill balance as of March 31, 2006	$87,566	$75,148	$216,035	$—	$54,726	$433,475
Goodwill impairment charge	—	—	(84,975)	—	—	(84,975)
Effect of foreign currency exchange rate changes	—	—	—	—	1,082	1,082
Goodwill balance as of June 30, 2006	$87,566	$75,148	$131,060	$—	$55,808	$349,582
Goodwill balance as of December 31, 2005	$87,566	$75,148	$216,035	$10,389	$54,446	$443,584
Goodwill impairment charge	—	—	(84,975)	(10,389)	—	(95,364)
Effect of foreign currency exchange rate changes	—	—	—	—	1,362	1,362
Goodwill balance as of June 30, 2006	$87,566	$75,148	$131,060	$—	$55,808	$349,582

On the first day of January of each year, our goodwill balances are reviewed for impairment through the application of a fair-value-based test. The results of the test as of January 1, 2006, indicated no goodwill impairment, as, for all reporting units, which we define as our school operating divisions, our estimate of reporting unit fair value exceeded the carrying value of the reporting unit. Our estimate of fair value for each of our reporting units was based primarily on projected future operating results and cash flows and other assumptions. Although we believe our projections and resulting estimates of fair value are reasonable, historically, our projections have not always been achieved. For our Health Education and Gibbs reporting units, estimated fair values exceeded carrying values by a relatively small margin as of January 1, 2006.

Health Education Reporting Unit

Our Health Education reporting unit revenue and income from operations increased during the six months ended June 30, 2006, relative to revenue and loss from operations during the six months ended June 30, 2005. Additionally, our Health Education reporting unit achieved projected operating results and cash flow targets during the three months ended March 31, 2006. However, our Health Education reporting unit did not achieve projected student enrollment, operating results, and cash flow targets during the second quarter of 2006, and, accordingly, we do not believe that the reporting unit will be able to achieve full-year 2006 projected operating results and cash flow targets. Our Health Education reporting unit’s inability to achieve projected 2006 operating results and cash flows is primarily attributable to weak student enrollment and start volume at certain of our Health Education reporting unit schools during the second quarter of 2006, relative to projected student enrollment and start volume during the second quarter of 2006.

In consideration of our Health Education reporting unit’s operating results during the second quarter of 2006 relative to projections and the small margin between the reporting unit’s carrying value and estimated fair value as of January 1, 2006, we retested the reporting unit’s goodwill balance for impairment as of May 31, 2006. The preliminary results of the test as of May 31, 2006, indicated that the value of goodwill attributable to our Health Education reporting unit of approximately $216.0 million had been impaired, as our estimate of the reporting unit’s fair value was less than the carrying value of the reporting unit. Thus, we recorded an estimated goodwill impairment charge during the second quarter of 2006 of $85.0 million, pretax, or $0.85 per diluted share for the second quarter of 2006. The goodwill impairment charge, approximately $6.5 million of which we believe will be deductible for income tax reporting purposes, is based on our current best estimate. The ultimate amount of the impairment charge will be determined in the third quarter of 2006 upon finalization of our goodwill impairment testing, including the valuation of tangible and intangible assets attributable to the Health Education reporting unit.

Gibbs Reporting Unit

Our Gibbs reporting unit did not achieve its projected student enrollment, operating results, and cash flow targets during the four months ended April 30, 2006, which, we believe, indicated that the reporting unit will be unable to achieve full-year 2006 projected operating results and cash flows. As previously disclosed, there are several key factors that have contributed to the continuing weakness in our Gibbs reporting unit’s operating results during 2006, including (1) significant actual and expected declines in student population relative to student population in prior periods, (2) negative press coverage in 2004 and 2005 regarding us and certain of our Gibbs reporting unit campuses, and (3) the overall strengthening of economic conditions in the U.S.

In consideration of our Gibbs reporting unit’s weak 2006 operating results relative to projections and the small margin between the reporting unit’s carrying value and estimated fair value as of January 1, 2006, we retested the reporting unit’s goodwill balance for impairment as of April 1, 2006. The results of the test as of April 1, 2006, which was finalized prior to the filing of our Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2006, indicated that the value of goodwill attributable to our Gibbs reporting unit of approximately $10.4 million had been impaired, as our estimate of the reporting unit’s fair value was less than the carrying value of the reporting unit. Thus, we recorded a goodwill impairment charge during the first quarter of 2006 of $10.4 million, pretax, or $0.06 per diluted share for the first quarter of 2006, to reduce the carrying value of Gibbs reporting unit goodwill to zero as of March 31, 2006. The charge is deductible for income tax reporting purposes.

3.                 FINANCIAL INSTRUMENTS

Cash and Cash Equivalents and Investments

Cash equivalents include short-term investments with a term to maturity of less than 90 days. The U.S. Department of Education (“ED”) requires that funds from various federal financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended (“HEA”), which we refer to as “Title IV Programs,” collected in advance of student billings be kept in a separate cash account until the students are billed for the portion of their program related to those Title IV Program funds collected. These restricted cash balances generally remain in these separate accounts for an average of 60 to 75 days from receipt. We do not recognize restricted cash balances on our consolidated balance sheets until all restrictions have lapsed. As of June 30, 2006, and December 31, 2005, the amount of restricted cash balances kept in separate cash accounts was not significant. Restrictions on cash balances have not affected our ability to fund daily operations.

Investments, which primarily consist of municipal auction rate securities and asset-backed securities, are classified as “available-for-sale” in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are recorded at fair value. Any unrealized gains or temporary unrealized losses, net of income taxes, are reported as a component of accumulated other comprehensive income on our consolidated balance sheets. Realized gains and losses are computed on the basis of specific identification and are included in miscellaneous other income (expense) in our consolidated statements of operations. Cash and cash equivalents and investments consist of the following as of June 30, 2006, and December 31, 2005 (in thousands):

	June 30, 2006
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$17,288	$—	$—	$17,288
Money market funds	60,085	—	—	60,085
Commercial paper	13,215	1	—	13,216
Total cash and cash equivalents	90,588	1	—	90,589
Investments (available-for-sale):
Auction rate municipal bonds (1)	267,740	—	—	267,740
Asset-backed securities	14,429	56	—	14,485
Mortgage-backed securities	5,160	—	(16)	5,144
Total investments	287,329	56	(16)	287,369
Total cash and cash equivalents and investments	$377,917	$57	$(16)	$377,958

	December 31, 2005
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$64,367	$—	$—	$64,367
Money market funds	44,513	—	—	44,513
Commercial paper	23,427	1	—	23,428
Total cash and cash equivalents	132,307	1	—	132,308
Investments (available-for-sale):
Auction rate municipal bonds (1)	239,003	—	(3)	239,000
Asset-backed securities	30,444	85	(41)	30,488
Mortgage-backed securities	2,619	—	(14)	2,605
Total investments	272,066	85	(58)	272,093
Total cash and cash equivalents and investments	$404,373	$86	$(58)	$404,401

(1)          Investments in auction rate municipal bonds generally have stated terms to maturity of greater than one year. However, we classify investments in auction rate municipal bonds as current on our consolidated balance sheet because we are generally able to divest our holdings at auction 30 days from our purchase date.

Student Receivables Valuation Allowance

Changes in our student receivables allowance during the three months and six months ended June 30, 2006 and 2005, were as follows (in thousands):

	Balance, Beginning of Period	Charges to Expense	Amounts Written-off	Balance, End of Period
For the three months ended June 30, 2006	$40,869	$17,787	$(19,940)	$38,716
For the three months ended June 30, 2005	$50,880	$21,538	$(21,692)	$50,726
For the six months ended June 30, 2006	$44,839	$32,263	$(38,386)	$38,716
For the six months ended June 30, 2005	$61,136	$39,034	$(49,444)	$50,726

Credit Agreements

As of June 30, 2006, we have outstanding under our $200.0 million U.S. Credit Agreement revolving loans totaling $14.7 million and letters of credit totaling $17.6 million. Credit availability under our U.S. Credit Agreement as of June 30, 2006, is $167.7 million.

As of June 30, 2006, we have no revolving loans outstanding under our $10.0 million (USD) Canadian Credit Agreement.

4.                 RECOURSE LOAN AGREEMENTS

We have entered into agreements with Sallie Mae and Stillwater National Bank and Trust Company (“Stillwater”) to provide private recourse loans to qualifying students.

Sallie Mae.   Our original recourse loan agreement with Sallie Mae was effective for loans originated from July 1, 2002, to February 28, 2006. We have entered into a new recourse loan agreement with Sallie Mae, effective March 1, 2006, which has an expiration date of June 30, 2009. Under both our original and new recourse loan agreements with Sallie Mae, we are required to deposit 20% of all recourse loans funded under the agreement into a Sallie Mae reserve account.

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

We record amounts withheld by Sallie Mae in the reserve account as a deposit in long-term assets on our consolidated balance sheet. Amounts on deposit may ultimately be utilized to purchase loans in default, in which case recoverability of such amounts would be in question. Therefore, we establish a 100%

reserve against amounts on deposit through the use of a deposit contra-account. We believe that costs associated with our Sallie Mae recourse loan programs are directly attributable to the educational activity of our schools and the support of our students. Therefore, such costs are classified as educational services and facilities expense in our consolidated statements of operations. Costs are recognized on a straight-line basis over the course of the instructional term for which the underlying loan was granted as the related revenues are earned. Upon purchasing Sallie Mae loans in default, we transfer an amount equal to the total balance of the loans purchased from the deposit account to a long-term recourse loan receivable account and transfer an offsetting amount from the deposit contra-account to a long-term recourse loan receivable contra-account, such that the net book value of the purchased loans is generally zero.

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

Amounts held in reserve with Stillwater will be used to finance 50% of the principal balance of any loans that we are required to purchase pursuant to the agreement. We record such amounts as a deposit in long-term assets on our consolidated balance sheet. Based on our collection experience, we establish a 100% reserve against Stillwater funds on deposit. Due to the high level of uncollectible amounts expected under the Stillwater agreement, the associated costs are classified as a reduction of the related tuition revenue in our consolidated statements of operations. Costs are recognized on a straight-line basis over the course of the instructional term for which the underlying loan was granted as the related revenues are earned. Upon purchasing Stillwater loans in default, we record the total balance of the loans as a long-term recourse loan receivable and transfer the reserve for recourse loans withheld by the lender, totaling approximately 50% of the related principal balance, from the deposit contra-account to the long-term loan receivable contra-account, such that the net book value of the purchased loans is approximately 50% of the related principal balance. Based on our collections experience, we believe that the 50% reserve is reasonable to provide for Stillwater loans that have been purchased or that may be purchased and that may be ultimately uncollectible. We evaluate the collectibility of our Stillwater loan receivables on a periodic basis and may adjust our reserve estimates in future periods based on collections experience.

The following table reflects selected information with respect to each of our recourse loan agreements, including cumulative loan disbursements and purchase activity under the agreements from inception through June 30, 2006 (in millions, except for cumulative loan limits per student):

Lender	Agreement Effective Date	Disbursed Loan Limit		Cumulative Loan Limit Per Student(5)	Loans Disbursed		Loans Purchased	Loans We May be Required to Purchase (6)
Sallie Mae	July 2002 to June 2009(1)	$180.0	(3)	$12,000 to $28,000	$100.4	(3)	$18.2	$1.9
Stillwater	Commenced December 2003(2)	$20.0	(4)	$7,500 to $13,500	$23.2		$23.3	$4.0

(1)          Our original recourse loan agreement with Sallie Mae was effective for loans originated from July 1, 2002, to February 28, 2006. We entered into a new recourse loan agreement effective March 1, 2006, that expires on June 30, 2009.

(2)          The Stillwater agreement commenced in December 2003 and has no stated termination date. We or Stillwater may terminate the agreement 90 days after notifying the other party of its intention to do so.

(3)          Our original recourse loan agreement with Sallie Mae had no stated limit for the amount of loans to be disbursed under the agreement. Loans originated prior to March 1, 2006, were subject to this previous agreement. Under our new recourse loan agreement with Sallie Mae, the total amount of loans that may be funded may not exceed $180.0 million through June 30, 2008, with funding limits of $20.0 million for the period of March 1, 2006, to June 30, 2006, $80.0 million for the period of July 1, 2006, to June 30, 2007, and $80.0 million for the period of July 1, 2007, to June 30, 2008. There is currently no stated loan funding limit for the period of July 1, 2008, to June 30, 2009. Instead, any funding limit must be negotiated by both parties prior to July 1, 2008. Of the total $100.4 million of loans disbursed from inception of our original recourse loan agreement through June 30, 2006, approximately $10.9 million has been disbursed under the new agreement.

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

(6)          Loans we may be required to purchase represents the maximum principal amount of loans under each agreement that we may be required to purchase in the future based on cumulative loans disbursed and purchased through June 30, 2006.

Costs associated with our recourse loan agreements for the three months and six months ended June 30, 2006 and 2005, are set forth below (in thousands). As discussed above, costs incurred in connection with our Sallie Mae agreement are classified as a component of educational services and facilities expense in our consolidated statements of operations, and costs incurred in connection with our Stillwater agreement are classified as a reduction of tuition and registration fee revenue in our consolidated statements of operations.

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2006	2005	2006	2005
Sallie Mae	$1,839	$2,199	$3,430	$5,232
Stillwater	$861	$1,465	$2,064	$3,387

Outstanding recourse loan deposit, contra-deposit, loan receivable, and contra-loan receivable balances as of June 30, 2006, and December 31, 2005, are set forth below (in thousands).

	Deposits	Contra-Deposits	Net Book Value
Sallie Mae
As of June 30, 2006	$1,991	$1,707	$284
As of December 31, 2005	$6,893	$6,702	191
Stillwater
As of June 30, 2006	$2,397	$2,186	$211
As of December 31, 2005	$3,072	$2,721	351

	Loan Receivable	Allowance For Uncollectible Loans	Net Book Value
Sallie Mae
As of June 30, 2006	$18,133	$18,133	$—
As of December 31, 2005	$9,583	$9,583	—
Stillwater
As of June 30, 2006	$25,362	$17,073	$8,289
As of December 31, 2005	$17,747	$11,181	6,566

5.                 COMMITMENTS AND CONTINGENCIES

Litigation

We are, or were, a party to the following pending legal proceedings that are outside the scope of ordinary routine litigation incidental to our business.

Employment Litigation

Vander Vennet, et al. v. American InterContinental University, Inc., et al.   As previously disclosed, on August 24, 2005, former admissions advisors of American InterContinental University (“AIU”) Online filed a lawsuit in the United States District Court for the Northern District of Illinois alleging that we, AIU Online, and the President of our University division, violated the Fair Labor Standards Act (“FLSA”), the Illinois Minimum Wage Law, and the Illinois Wage Payment and Collection Act by failing to pay the plaintiffs for all of the overtime hours they allegedly worked. Plaintiffs seek unspecified lost wages, liquidated damages, attorneys’ fees, and injunctive relief. The plaintiffs are also seeking certification as a class under the FLSA. On December 22, 2005, and April 7, 2006, the Court granted plaintiffs’ motions to send FLSA Notice, and plaintiffs’ counsel has distributed such notice to certain current and former admissions advisors. On April 7, 2006, the Court granted the plaintiffs’ motion to expand the class to include temporary admissions advisors. The deadline for potential plaintiffs to opt-in to this lawsuit was June 23, 2006. Less than 10 percent of the persons to whom notice of the suit was sent, including current and former admissions advisors, have joined the litigation. Defendants deny all of the material allegations in the complaint and are vigorously defending the claims and opposing class certification.

Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of this matter. An unfavorable outcome could have a material adverse impact on our business, results of operations, cash flows, and financial position.

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

On June 17, 2004, plaintiffs filed a consolidated amended complaint. On February 11, 2005, defendants’ motion to dismiss was granted, without prejudice. On April 1, 2005, plaintiffs filed a second amended complaint. On March 28, 2006, defendants’ motion to dismiss the second amended complaint was granted, without prejudice. On May 1, 2006, plaintiffs filed a third amended complaint. Defendants filed their motion to dismiss the third amended complaint on August 2, 2006.

Derivative Actions.   As previously disclosed, on January 5, 2004, a derivative action captioned McSparran v. John M. Larson, et al. (“McSparran”), was filed in the United States District Court for the Northern District of Illinois on behalf of CEC, against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, Nick Fluge, Jacob P. Gruver, and Todd H. Steele, and CEC as a nominal defendant. Each individual defendant in this action is or was one of our officers or directors. The lawsuit alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and breach of fiduciary duties for insider stock sales and misappropriation of information, generally based on allegations of conduct similar to that complained of in the In re Career Education Corporation Securities Litigation matter described above. The plaintiffs ask for unspecified amounts in damages, interest, and costs, as well as ancillary relief.

On October 1, 2004, the court ordered the McSparran lawsuit to be consolidated with the derivative action captioned Ulrich v. John M. Larson, et al., which was filed in the United States District Court for the Northern District of Illinois on July 20, 2004, and names the same defendants and asserts the same claims as alleged in the McSparran lawsuit. On November 5, 2004, plaintiffs filed an amended consolidated complaint. On March 24, 2005, the Court stayed discovery pending resolution of defendants’ motion to dismiss. On January 27, 2006, the Court issued an order denying defendants’ motion to dismiss. On May 12, 2006, the Court granted defendants’ motion for reconsideration of the order denying their motion to dismiss, and dismissed the complaint. On June 8, 2006, the Court granted the plaintiffs’ leave to file an amended complaint. Plaintiffs filed their amended complaint the same day.

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

As previously disclosed, on June 3, 2005, a derivative suit captioned Romero v. Dowdell, et al., was filed in the Chancery Court of New Castle County, Delaware, on behalf of CEC against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, and CEC as a nominal defendant. Each of the individual defendants is or was one of our officers or directors. The complaint alleged breach of fiduciary duty for insider stock sales, misappropriation of information for personal profit and breach of fiduciary duty of good faith, generally based on allegations of conduct similar to that complained of in the lawsuits captioned In re Career Education Corporation Securities Litigation, McSparran v. John M. Larson, et al., Xiao-Qiong Huang v. John M. Larson, et al., and Nicholas v. Dowdell, et al. On July 17, 2006, the Court granted plaintiffs’ motion to consolidate the Romero action with Neel v. Dowdell, et al., which was filed on May 15, 2006, in the Chancery Court of New Castle County, Delaware, on behalf of CEC against Robert E. Dowdell, Thomas B. Lally, John M. Larson, Wallace O. Laub, Keith K. Ogata and Patrick K. Pesch, and CEC as a nominal defendant. Each of the individual defendants in the Neel action is or was one of our officers or directors. The Neel lawsuit alleged breach of fiduciary duties and unjust enrichment based on allegations of conduct similar to that complained of in the Romero action. On July 18, 2006, plaintiffs filed a consolidated derivative complaint under the caption In re Career Education Corporation Securities Litigation Derivative Litigation. The consolidated derivative complaint alleges claims that are generally similar to those alleged in the original Romero complaint, and seeks imposition of a constructive trust and disgorgement of profits, unspecified damages, and equitable relief and reimbursement of the plaintiffs’ costs and disbursement of the action.

Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of these matters. An unfavorable outcome of any one or more of these matters could have a material adverse impact on our business, results of operations, cash flows, and financial position.

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

The Special Committee conducted a further investigation of assertions related to the claims of securities laws violations made for the first time, and not previously examined, in the second and third amended complaints filed in the Class Action. The Special Committee completed its investigation of these new assertions and concluded that it did not find support for them. In so doing, the Special Committee reaffirmed its prior conclusion that it did not find support for the claims that CEC or its senior management engaged in the securities laws violations alleged in the Class Action.

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

Action against Former Owners of Western School of Health and Business Careers

As previously disclosed, on March 12, 2004, we and WAI, Inc. (“WAI”), our wholly-owned subsidiary, filed a lawsuit in the United States District Court for the Western District of Pennsylvania, Pittsburgh Division, against the former owners of Western School of Health and Business Careers (“Western”), located in Pittsburgh, Pennsylvania. In the lawsuit, we allege that the former owners of Western made material misrepresentations of fact and breached certain representations and warranties regarding the accreditation and approval of several programs of study offered by Western and seek full indemnification for all losses, costs, and damages, including attorneys’ fees, resulting from the alleged misrepresentation and breaches. On July 12, 2004, we filed a similar complaint in the Court of Common Pleas of Allegheny County, Pennsylvania, and subsequently voluntarily dismissed the federal lawsuit. The defendants filed an Answer and New Matter in response to the state court complaint on December 3, 2004. On January 24, 2005, we filed a response to the New Matter, which is a series of factual assertions akin to affirmative defenses. On July 28, 2006, the Court granted our motion to amend the complaint to assert a claim for breach of contract against Western’s former accounting firm. This motion is currently pending before the Court. Discovery is in progress.

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

We are working in close cooperation with ED officials to resolve any remaining issues in a manner that will best serve the interest of our students at Western. As a result of this matter, we may be required to reimburse the ED for Title IV Program funds improperly disbursed in relation to the affected programs. The pending lawsuit seeks to recover any such funds from the former owners of Western and its former accounting firm.

Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of this matter.

Student Litigation

Laronda Sanders, et al. v. Ultrasound Technical Services, Inc. et al.   On March 15, 2006, 12 former students of the Landover, Maryland campus of Sanford-Brown Institute (“SBI”), one of our schools, filed a class action complaint, on behalf of themselves and all others similarly situated, against us and Ultrasound Technical Services, Inc. (“UTS”), one of our subsidiaries, in the Circuit Court for Prince George’s County, Maryland. The complaint alleges that the defendants made fraudulent misrepresentations and violated the Maryland consumer fraud act by misrepresenting or failing to disclose, among other things, details regarding instructors’ experience or preparedness, availability of clinical externship assignments, and estimates for the dates upon which the plaintiffs would receive their certificates and be able to enter the work force. Plaintiffs further allege that defendants failed to maintain accurate attendance records, and that defendants have negligently or deliberately dropped students without justification. The complaint also alleges that defendants breached the enrollment contract with plaintiffs by failing to provide the promised instruction, training, externships, and placement services. Plaintiffs seek actual damages, punitive damages, and costs. Defendants removed the action to the United States District Court for the District of Maryland, Greenbelt Division, and filed a motion to dismiss significant portions of the complaint. Plaintiff moved to remand the action to state court. Both plaintiffs’ motion to remand and defendant’s motion to dismiss are scheduled for hearing on September 18, 2006.

McCarten et al. v. Allentown Business School, Ltd. t/a Lehigh Valley College.   As previously disclosed, on September 28, 2005, a complaint was filed against Allentown Business School, Ltd. (“Allentown”), one of our subsidiaries, in the Court of Common Pleas of Lehigh County, Pennsylvania. The complaint purports to be brought on behalf of all former students of Allentown, now known as Lehigh Valley College, who received allegedly “high interest private loans” to fund their tuition requirements. The complaint alleges that Allentown violated Pennsylvania’s Unfair Trade Practices and Consumer Protection Law and engaged in intentional misrepresentation, negligent misrepresentation, and negligence by allegedly rushing students through a loan application process, through which students applied for and accepted “private, non-federal, non-state loans” at times when such students were allegedly eligible for low interest federal or state guaranteed education loans. The plaintiffs, on behalf of the putative class, seek compensatory and punitive damages in an unspecified amount. On December 12, 2005, the plaintiffs filed an amended complaint asserting the same claims as set forth in the initial compliant. On December 14, 2005, Allentown moved to compel arbitration. Oral argument on the motion to compel arbitration has been scheduled for August 16, 2006.

Bradley et al. v. Sanford Brown-College, Inc. et al.   As previously disclosed, on August 25, 2005, eight former students of the radiography program at our Sanford-Brown College (“SBC”) school in Kansas City, Missouri filed a complaint in the Circuit Court of Clay County, Missouri against us, SBC, UTS, one of our subsidiaries, and Whitman Education Group, Inc., one of our subsidiaries. The complaint alleges that the defendants made fraudulent misrepresentations and violated the Missouri Merchandising Practices Act by misrepresenting or failing to disclose, among other things, details regarding instructors’ experience or preparedness, estimates for starting salaries of program graduates, that the curriculum would prepare the students for the state board exams for radiography, that credit hours earned at SBC were transferable, and that SBC reported false expense estimates and false class credits in applications for federal and state grant and loan programs, and that admissions representatives had sales quotas for enrolling new students. The complaint also alleges that the defendants breached enrollment contracts with the plaintiffs by failing to provide the promised instruction, training, and placement services. Plaintiffs seek actual damages, punitive damages, and attorneys’ fees and costs, and other relief. On October 5, 2005, defendants removed the case to the United States District Court for the Western District of Missouri, and on October 13, 2005, filed a motion to dismiss. Pursuant to the Court’s order, plaintiffs filed an amended complaint on December 16, 2005, which the defendants have answered. On July 13, 2006, plaintiffs filed a second amended complaint, adding Marlin Acquisition Corp., one of our subsidiaries, and Colorado Technical University, Corp., one of our subsidiaries, as defendants. Discovery is in progress.

Onate and Lawrence, et al. v. The Katharine Gibbs Corp.—New York, the Katharine Gibbs Corp.—Melville, and Career Education Corp.   As previously disclosed, on August 12, 2005, a purported class action was filed in the United States District Court for the Southern District of New York by and on behalf of persons enrolled or attending the Katharine Gibbs School—New York and the Katharine Gibbs School—Melville, located in Melville, New York, between January 1, 2002, and June 30, 2005. Plaintiffs alleged that they had been injured as a result of what they describe as false and misleading practices by the defendants. Plaintiffs asserted causes of action for violations of the New York General Obligations Law, the New York Education Law as well as for unjust enrichment and punitive damages. The plaintiffs also alleged that the defendants misrepresented the reputation of the schools and what job placement assistance the defendants would provide. On October 11, 2005, the Court granted defendants’ motion to compel arbitration pursuant to the arbitration agreement contained within the plaintiffs’ enrollment agreements. In August 2006, we agreed to pay the plaintiffs a nominal amount in full settlement of this litigation.

Benoit, et al. v. Career Education Corporation, et al.   As previously disclosed, on June 24, 2005, a purported class action was filed in Hillsborough County, Florida against us and UTS. The action is purportedly brought on behalf of all persons who have been enrolled in the Medical Billing and Coding Program (“MBC Program”) at our SBI—Tampa campus in the last four years. The complaint alleges that the defendants breached enrollment contracts with the plaintiffs and other class members and violated the Florida Deceptive and Unfair Trade Practices Act (“FDUTPA”) by, among other things, failing to properly train students, offer and require sufficient hours of course work, provide properly trained instructors, provide appropriate curriculum consistent with the represented degree, award the represented degree, provide adequate career placement services, and by misrepresenting that they would provide such services. The complaint also alleges that the defendants “padded” the MBC Program curriculum to charge greater tuition, purportedly in violation of the FDUTPA. Plaintiffs seek actual damages, attorneys’ fees and costs, and other relief. On October 11, 2005, the Court ordered that the lawsuit be stayed pending completion of arbitration pursuant to the arbitration agreement contained within the plaintiffs’ enrollment agreements. The plaintiffs have not yet filed a demand to initiate the arbitration proceedings.

Thurston, et al. v. Brooks College, Ltd., et al.   As previously disclosed, on March 21, 2005, a purported class action complaint was filed in the Superior Court for the State of California, County of Los Angeles, against Brooks College, one of our schools. The complaint was purportedly filed on behalf of all current and former attendees of Brooks College. The complaint alleges that Brooks College violated the California Business and Professions Code and Consumer Legal Remedies Act by allegedly misleading potential students regarding Brooks College’s admission criteria, transferability of credits, and retention and placement statistics, and by engaging in false and misleading advertising. Plaintiffs seek injunctive relief, restitution, unspecified punitive and exemplary damages, attorneys’ fees, interest, costs, and other relief. On June 24, 2005, the Court ruled that this action was related to the case captioned Outten, et al. vs. Career Education Corporation, et al., which is described below. Brooks College filed an answer to the complaint on May 31, 2006. The Court has lifted the discovery stay and the parties are engaged in pre-trial discovery. No date has been set for determining whether the case is suitable for class certification and no date has been set for trial.

Nilsen v. Career Education Corporation, et al.   As previously disclosed, on February 4, 2005, three former students of Brooks Institute of Photography (“BIP”), one of our schools, filed a purported class action complaint captioned in the Superior Court of the State of California, County of Santa Barbara, against us and BIP. The action was purportedly brought on behalf of all students who attended BIP from February 4, 2001, to the present. The complaint primarily alleges that BIP violated the California Education Code, the California Consumer Legal Remedies Act, and California Unfair Competition Law by allegedly misleading potential students regarding BIP’s placement rates and by engaging in false and misleading advertising. The plaintiffs sought injunctive relief, disgorgement of profits, punitive damages, interest, and attorneys’ fees and costs.

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

On October 17, 2005, defendants filed a motion to stay the case pending the outcome of the administrative proceedings involving BIP and the California Bureau for Private Postsecondary and Vocational Education (“BPPVE”), as discussed below under “State Regulatory Actions.” Defendants also filed a demurrer to the plaintiffs’ first amended complaint, and a motion to compel arbitration and stay the action pending the administrative proceeding, if necessary. On December 6, 2005, the Court granted the motion to stay the action pending the administrative proceeding, and reserved ruling on the defendants’ demurrer and motion to compel arbitration. The stay was lifted on March 7, 2006. The Court denied the motion to compel arbitration on April 4, 2006. On April 18, 2006, the Court sustained the demurrer as to the first, second, third, and fifth cause of action. The plaintiffs filed a second amended complaint on May 2, 2006. Defendants demurred to the second amended complaint too on the primary basis that plaintiffs had not alleged the required causal link between the alleged violations and any harm to themselves. Defendants also moved to strike all references to the BPPVE investigation and findings, on the basis that BIP prevailed in an administrative proceeding against BPPVE where it was determined that the BPPVE actions were invalid, null and void.

The Court once again sustained the demurrer, allowing Plaintiffs a final attempt to cure the pleading defects, and granted defendants’ motion to strike. Plaintiffs filed their third amended complaint on July 27, 2006.

Viles v. Ultrasound Technical Services, Inc., et al.   As previously disclosed, on October 13, 2004, a purported class action was filed in Broward County, Florida against us and UTS. The action was purportedly brought on behalf of all persons who attended UTS’ Diagnostic Medical Sonography Program or Cardiovascular Technology Program in the State of Florida at any time during the period of October 12, 2000, to the present. The complaint alleges that UTS violated the FDUTPA by misrepresenting placement rates, potential salaries, and accreditation, falsifying clinical training records, failing to properly supervise students, failing to provide competent faculty and proper equipment, and admitting more students than UTS had space to properly educate. The plaintiff seeks damages, attorneys’ fees, costs, and other relief. On April 7, 2005, defendants filed motions to compel arbitration and transfer venue to Miami-Dade County, Florida. On April 4, 2006, plaintiffs filed a response in which plaintiffs agreed to the motion to transfer venue, but indicated an intention to contest arbitration. It is expected that the matter will be transferred to Miami-Dade County, where the court will address potential arbitration.

Outten, et al. v. Career Education Corporation, et al.   As previously disclosed, on July 19, 2004, an amended complaint was filed in the Superior Court of the State of California, County of Los Angeles, against us and AIU, one of our schools. We filed an answer to the amended complaint, denying all material allegations therein, and have raised various affirmative defenses. On October 6, 2004, plaintiffs filed a second amended complaint, which added individuals who are current and former employees of AIU. The second amended complaint alleges that AIU violated the California Unfair Competition Law (California Business and Professions Code), the California Consumer Legal Remedies Act, and the California Education Code, and engaged in common law consumer fraud by allegedly misleading potential students regarding AIU’s placement, retention, and matriculation rates, and engaging in financial aid and admission improprieties. The lawsuit appears to have been brought on behalf of all current and prior attendees of AIU residing in California. The plaintiffs, on behalf of the putative class, seek injunctive relief, restitution, unspecified punitive and exemplary damages, attorneys’ fees and costs, interest, and other relief. On March 10, 2005, defendants filed an answer to the second amended complaint as well as a cross-complaint. On June 24, 2005, the Court ruled that this action was related to another action captioned Thurston, et al. v. Brooks College, Ltd., et al., which is described above. The parties are engaged in pre-trial discovery. The Court has ordered plaintiffs to file a motion for class certification by August 31, 2006. The Court will establish a briefing schedule and hearing date on class certification once the motion for class certification has been filed.

Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of these matters. An unfavorable outcome of any one or more of these matters could have a material adverse impact on our business, results of operations, cash flows, and financial position.

Other Litigation

In addition to the legal proceedings and other matters described above, we are also subject to a variety of other claims, suits, and investigations that arise from time to time in the ordinary conduct of our business, including, but not limited to, claims involving students or graduates and routine employment matters. While we currently believe that such claims, individually or in aggregate, will not have a material adverse impact on our financial position, cash flows, or results of operations, the litigation and other claims noted above are subject to inherent uncertainties, and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur in any one or more of these matters, there exists the possibility of a material adverse impact on our business, reputation, financial position, cash flows, and the results of operations for the period in which the effect becomes reasonably estimable.

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

The following is an update of selected recent regulatory and accreditation actions affecting us and certain of our schools:

Federal Regulatory Actions

U.S. Department of Education.   As previously disclosed, the ED notified us in June 2005 that it is reviewing our previously announced restated consolidated financial statements and our annual compliance audit opinions for the years 2000 through 2003. At the same time, the ED also advised us that it was evaluating pending school program reviews that have taken place at Collins College in Tempe, Arizona (“Collins”), Pennsylvania Culinary Institute in Pittsburgh, Pennsylvania (“PCI”), and Brooks College in Long Beach, California (“Brooks College”). The ED indicated that until these matters were addressed to its satisfaction, it will not approve any new applications by us for pre-acquisition review or change of ownership. The ED has further advised us that during this period, it will not approve applications for any additional branch campuses, which the ED refers to generally in its regulations as “additional locations.” However, the ED confirmed that it would not delay its review and certification of certain of our previously submitted and pending applications for additional branch campuses. As previously disclosed, the program reviews for Collins, PCI, and Brooks College described above have been completed and are now closed.

In February 2006, we received a letter from the ED notifying us that it is reviewing our 2004 compliance audit opinions and that the general restrictions imposed pursuant to its letter to us in June 2005 will remain in place as it continues its review. However, making an exception to its position stated in its June 2005 letter, the ED agreed to consider and evaluate, but not necessarily approve, any applications that we may submit for new campus locations in San Antonio, TX and Sacramento, CA. On August 8, 2006, the ED notified us that it had approved our applications for new International Academy of Design and Technology campus locations in San Antonio, TX and Sacramento, CA to participate in Title IV Programs.

In May 2006, we received a letter from the ED notifying us that it intends to review our 2005 compliance audits and that the general restrictions imposed pursuant to its letter to us in June 2005 will remain in place as it continues its review.

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

In July 2006, Briarcliffe College, one of our schools, was notified by the ED that it intends to conduct a program review. The ED has yet to begin its program review.

We are committed to resolving all issues identified in connection with these program reviews and ensuring that our schools operate in compliance with all applicable Title IV Program requirements.

We cannot predict the outcome of these ED actions, and any unfavorable outcomes could have a material adverse effect on our business, results of operations, cash flows, and financial position. We have evaluated these matters in connection with our ongoing evaluation of goodwill and indefinite-lived intangible assets for impairment, when applicable.

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

As previously disclosed, the U.S. Department of Justice (“Justice Department”) is conducting an investigation concerning us. Upon request, we have voluntarily provided the Justice Department with certain information that we had provided to the SEC. The Justice Department investigation is ongoing, and we intend to continue to cooperate fully with the Justice Department.

On May 30, 2006, we received a letter from the Civil Division of the Justice Department advising us that it is reviewing allegations that certain of our schools may have submitted false claims or statements to the ED. The letter requests that we provide documents relating to representations made to current or prospective students at certain designated schools regarding job placement or placement rates and the costs of attending school. The letter also requests that we provide documents relating to the compensation structure of admissions personnel, the use of Pell Grant funds at one school and the calculation of student refunds at another school. The Justice Department has indicated that this review is informational in nature. We are in the process of voluntarily responding to the Justice Department’s request for information, and we intend to continue to cooperate fully with it.

State Regulatory Actions

Katharine Gibbs-New York ("Gibbs-NY").   On April 20-21, 2006, the Office of College and University Evaluation of the New York State Education Department (the "Education Department") conducted a site visit to Gibbs-NY.  The purpose of the visit was to examine Gibbs-NY's compliance with the regulations of the Education Department.  On June 28, 2006, the Education Department issued a draft report relating to its site visit.  The draft report included a number of findings and recommendations, and indicated that Gibbs-NY may be out of compliance with Education Department regulations in several areas.  Gibbs-NY has until August 29, 2006 to comment on the draft report, point out factual errors, provide new information and respond to the recommendations set forth therein, before a final report is issued by the Education Department.  Gibbs-NY intends to submit a response to the draft report within the prescribed time period, and is cooperating with the Education Department in connection with its review.

Texas Culinary Academy (“TCA”).   On October 21, 2005, the Texas Higher Education Coordinating Board (“THECB”) conducted an unannounced visit to TCA. Two follow-up visits were held in November. On January 13, 2006, representatives from TCA and CEC met with the THECB to review the school’s compliance with the Texas Success Initiative. The Texas Success Initiative is a state-legislated program designed to improve student success in college. The program requires that an institution perform an assessment of every student to diagnose the student’s basic skills in reading, mathematics, and writing, and provide developmental instruction to strengthen academic skills that need improvement. TCA was given 90 days, until May 26, 2006, to perform remediation or risk losing degree-granting authority. In March 2006, TCA submitted a remediation plan to the THECB and, the school has since been in the process of implementing such plan. To date, the school has addressed the findings of the THECB and has implemented changes intended to minimize the risk of future noncompliance. Additionally, the school has corrected a majority of the deficiencies outstanding as of the date of the submission to the THECB of its remediation plan and continues to address the remaining deficiencies.

Lehigh Valley College (“Lehigh”).   As previously disclosed, on July 20, 2005, the Bureau of Consumer Protection of the Office of Attorney General in Pennsylvania (“Pennsylvania AG”) notified Lehigh that it had begun a review into the business practices of the school. The Pennsylvania AG requested certain documents, including information relating to Lehigh’s recruitment practices, student complaints, and financial aid policies and procedures, which we provided in August 2005. In a May 31, 2006 subpoena, the Pennsylvania AG requested that Lehigh provide additional documents and information and appear to answer certain inquiries. Lehigh has produced documents responsive to the Pennsylvania AG’s additional requests and has made a former senior administrator available to answer the Pennsylvania AG’s inquiries.

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

The California Department of Consumer Affairs (“CDCA”), which is the final decision maker in these proceedings, initially chose not to adopt the administrative law judge’s ruling, and requested written argument from the parties. On May 20, 2006, the CDCA issued its final decision in a written opinion in favor of BIP. The CDCA’s opinion largely tracks the opinion of the administrative law judge, and concludes that the Notice is void and that BIP’s approval to operate remains in effect pending a proper review by the BPPVE.

International Academy of Design and Technology—Sacramento (“IADT—Sacramento”).   As previously disclosed, on June 20, 2005, the BPPVE granted IADT—Sacramento a temporary approval to operate through May 31, 2006. On May 31, 2006, we received an electronic communication from the BPPVE indicated that it will issue a letter to us extending its temporary approval, we are currently awaiting receipt of such letter. A temporary approval is an interim designation pending a qualitative review and assessment of the school. Approved programs include both associate and bachelor degrees in Fashion Design and Marketing, Interior Design, Criminal Justice, and Visual Communication. On July 25, 2005, the ACICS notified us of approval of IADT—Sacramento as a branch campus of IADT—Tampa and of its approval of accreditation for the programs listed above. However, as described above, the ED, in a letter dated June 2005, informed us that it would not approve any applications to participate in Title IV Programs for any additional branch campuses until certain Title IV Program-related matters have been addressed to the satisfaction of the ED. We have provided the ED with all documentation that it has requested pursuant to its June 2005 letter. In a letter dated February 2006, the ED informed us that it would consider and evaluate any application that we may submit for a new campus location in Sacramento. On August 8, 2006, the ED notified us that it had approved our application for IADT—Sacramento to participate in Title IV Programs.

International Academy of Design and Technology—San Antonio (“IADT—San Antonio”).   As previously disclosed, on June 1, 2005, the Texas Workforce Commission granted IADT—San Antonio a Certificate of Approval for two diploma programs submitted on behalf of IADT—San Antonio. On May 4, 2005, a letter of intent to submit an application for approval to offer associate degree programs was submitted to the THECB. On July 25, 2005, the Accrediting Council for Independent Colleges and Schools (“ACICS”) notified us of its approval of IADT—San Antonio as a branch campus of IADT—Tampa and of its approval of accreditation for the two programs cited above. On July 27, 2005, the THECB notified IADT—San Antonio that it would not consider the application until the ED granted the campus eligibility to participate in Title IV Programs. However, as described above, the ED, in a letter dated June 2005, informed us that it would not approve any applications to participate in Title IV Programs for any additional branch campuses until certain Title IV Program-related matters have been addressed to the satisfaction of the ED. We have provided the ED with all documentation that it has requested pursuant to its June 2005 letter. In a letter dated February 2006, the ED informed us that it would consider and evaluate any application that we may submit for a new campus location in San Antonio. On August 8, 2006, the ED notified us that it had approved our application for IADT—San Antonio to participate in Title IV Programs.

We cannot predict the outcome of pending state regulatory matters, and an unfavorable outcome of any one or more of these matters could have a material adverse effect on our business, results of operations, cash flows, and financial position. We have evaluated these matters in connection with our ongoing evaluation of goodwill and indefinite-lived intangible assets for impairment, when applicable.

Accrediting Body Actions

American InterContinental University London (“AIU—London”).   AIU—London has been authorized by the applicable U.S. and United Kingdom agencies to grant academic credentials. AIU—London is authorized to grant academic degrees by the Nonpublic Postsecondary Education Commission of the State of Georgia. U.S. students that attend AIU—London are eligible to participate in Title IV Programs through AIU—London’s status as branch campus of AIU—Buckhead. As previously disclosed, on December 12, 2005, AIU—London entered into an accreditation agreement with London South Bank University, which is currently reviewing AIU—London’s programs in order to validate student degrees in those programs. AIU—London’s prior accreditation agreement with The Open University has terminated. On June 23, 2006, AIU—London filed a lawsuit against The Open University alleging wrongful termination of the accreditation agreement and wrongful denial by The Open University of its obligations to confer degrees on AIU—London students. AIU—London is a “Listed Body” pursuant to The Education (Listed Bodies) (England) Order 2002. The Open University’s response to our lawsuit is due on August 17, 2006, and the trial is scheduled to begin in March 2007.

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

Brooks College.   As previously disclosed, the Accrediting Commission for Community and Junior Colleges of the Western Association of Schools and Colleges (“ACCJC”) placed Brooks College on Probation in June 2004 following a re-accreditation review. At the request of the ACCJC, Brooks College provided the ACCJC with a progress report in October 2004 to address certain matters. The ACCJC conducted a follow-up visit to Brooks College, and, at its January 2005 meeting, the ACCJC continued the Probation status for Brooks College. Subsequently, the ACCJC conducted a scheduled follow-up visit to Brooks College in April 2005. As previously disclosed, the ACCJC removed Brooks College from Probation status on June 29, 2005, and reaffirmed Brooks College’s accreditation through 2010. At the request of ACCJC, Brooks College submitted a progress report in March 2006. The ACCJC conducted follow-up site visits of both of Brooks College’s campuses in April 2006 and, upon issuing its report, no additional follow-up by the school was required.

We cannot predict the outcome of any pending accreditation actions, and an unfavorable outcome of any one or more of these matters could have a material adverse effect on our business, results of operations, cash flows, and financial position. We have evaluated these matters in connection with our ongoing evaluation of goodwill and indefinite-lived intangible assets for impairment, when applicable.

6.                 STOCK REPURCHASE PROGRAM

In July 2005, our Board of Directors authorized us to use up to $300.0 million for the repurchase of shares of our outstanding common stock. Pursuant to this stock repurchase program, we may repurchase shares of our outstanding common stock on the open market or in private transactions from time to time, depending on certain factors including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. During the year ended December 31, 2005, we repurchased approximately 5.3 million shares of our common stock for approximately $200.2 million at an average price of approximately $37.97 per share. In February 2006, our Board of Directors authorized us to use an additional $200.2 million for the repurchase of shares of our outstanding common stock under the stock repurchase program. This authorization was in addition to the $99.8 million that was still available, as of December 31, 2005, under our original $300.0 million stock repurchase program authorization.

During the three months and six months ended June 30, 2006, we repurchased approximately 3.2 and 3.9 million shares, respectively, of our common stock for approximately $99.9 million and $124.8 million, at an average price of approximately $31.63 and $32.44 per share.

From July 2005 through June 30, 2006, we repurchased approximately 9.1 million shares of our common stock for approximately $325.0 million at an average price of approximately $35.63 per share.

The repurchase of shares of our common stock reduces the amount of cash available to pay cash dividends to our common stockholders. We have never paid cash dividends on our common stock.

7.                 SHARE-BASED COMPENSATION

On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised), Share-Based Payment (“SFAS 123R”). SFAS 123R, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), replaces our previous method of accounting for share-based awards under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”) for periods beginning in 2006. SFAS 123R requires that all share-based payments to employees, including grants of stock options and the compensatory elements of employee stock option plans, be recognized in the financial statements based on the estimated fair value of the equity or liability instrument issued.

We previously accounted for share-based compensation using the intrinsic value method as defined in Opinion 25. Prior to January 1, 2006, no share-based employee compensation cost, other than the costs of issuances of shares of nonvested stock, which were not significant, was reflected in net income. SFAS 123R requires that we report the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs as a financing cash flow rather than as an operating cash flow in our consolidated statements of cash flows. Prior to January 1, 2006, Opinion 25 required that we report the entire tax benefit related to the exercise of stock options as an operating cash flow.

We adopted SFAS 123R using the modified prospective transition method. Under this method, employee compensation cost recognized during the first quarter of 2006 includes (1) compensation costs for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of SFAS 123 and (2) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified prospective transition method, the provisions of SFAS 123R were not applied to periods prior to adoption, and, thus, prior period financial statements have not been restated. In accordance with SFAS 123R, the fair value of options grants is estimated on the date of grant using the Black-Scholes-Merton option pricing model.

Consistent with our approach under the disclosure only provisions of SFAS 123, we will continue to recognize the value of share-based compensation as expense during the vesting period of the underlying share-based awards using the straight-line method. SFAS 123R requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Consistent with our approach under the disclosure only provisions of SFAS 123, we will continue to estimate forfeitures at the time of grant.

Our adoption of SFAS 123R on January 1, 2006, resulted in an increase of our loss before provision for income taxes and net loss for the three months ended June 30, 2006, of $4.5 million and $2.8 million, respectively, and a reduction of our income before provision for income taxes and net income for the six months ended June 30, 2006, of $8.5 million and $5.3 million, respectively. In addition, our adoption of SFAS 123R resulted in an addition of $0.03 to both basic and diluted net loss per share for the three months ended June 30, 2006, and a reduction of $0.05 to both basic and diluted net income per share for the six months ended June 30, 2006.

The following table summarizes share-based compensation expense recognized during the three months and six months ended June 30, 2006, related to share-based awards subject to SFAS 123R (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Share-based compensation expense included in operating expenses:
Educational services and facilities	$96	$264
General and administrative	4,375	8,222
	4,471	8,486
Tax benefit	1,672	3,174
Share-based compensation expense, net of tax	$2,799	$5,312

The table below reflects net income (loss) and net income (loss) per share for the three months and six months ended June 30, 2006, compared to pro forma net income and net income per share for the three months and six months ended June 30, 2005, presented as if we had applied the fair value recognition provisions of SFAS 123 to share-based employee compensation during the three months and six months ended June 30, 2005 (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006 Actual	2005 Pro Forma	2006 Actual	2005 Pro Forma
Net income, as previously reported (1)		$52,763		$108,685
Share-based employee compensation expense determined under fair value method for all awards, net of tax effect (2)		(4,330)		(7,828)
Net income (loss), including the effect of share-based employee compensation expense	$(47,509)	$48,433	$5,190	$100,857
Basic net income (loss) per share—
Net income (loss) (1)	$(0.49)	$0.51	$0.05	$1.05
Net income (loss), including the effect of share-based employee compensation expense	$(0.49)	$0.47	$0.05	$0.98
Diluted net income (loss) per share—
Net income (loss) (1)	$(0.49)	$0.50	$0.05	$1.03
Net income (loss), including the effect of share-based employee compensation expense	$(0.49)	$0.46	$0.05	$0.96

(1)          Net income and net income per share prior to 2006 does not include share-based employee compensation expense under SFAS 123, as we had only adopted the disclosure provisions of SFAS 123.

(2)          Share-based employee compensation expense prior to 2006 was calculated in accordance with SFAS 123.

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

The primary purpose of the vesting acceleration of these options was to eliminate the recognition of compensation expense associated with these options that we would be required to recognize in our consolidated statements of operations under SFAS 123R. Future pre-tax compensation expense that has been eliminated as a result of the acceleration of the vesting of these options, which otherwise would have been recognized as compensation expense during the original vesting periods, totals approximately $18.0 million, including a reduction of expense of approximately $8.2 million in 2006, approximately $7.5 million in 2007, and approximately $2.3 million in 2008. Pre-tax compensation expense that has been eliminated as a result of the acceleration of the vesting of these options during the three months and six months ended June 30, 2006, was approximately $2.0 and $4.2 million, respectively.

Under various share-based compensation plans, officers, non-employee members of our Board of Directors, and other key employees may receive grants of incentive stock options, nonqualified stock options, shares of nonvested stock, stock appreciation rights, and other awards. No stock option is exercisable more than ten years after the date of grant. We are authorized to grant up to approximately 26.9 million shares of common stock under these plans and, as of June 30, 2006, the plans have reserved approximately 9.7 million shares of common stock for the exercise of options outstanding as of June 30, 2006, and approximately 2.4 million additional shares of common stock for future stock option awards under the plans.

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

Stock option activity during the six months ended June 30, 2006, under all of our stock option plans is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2005	9,463,588	$25.55
Granted	710,175	30.90
Exercised	(295,137)	15.84		$4,147
Forfeited	(72,925)	34.78
Cancelled	(86,122)	46.46
Outstanding as of June 30, 2006	9,719,579	$26.11	6.0	$37,426
Exercisable as of June 30, 2006	7,471,899	$24.08	5.7	$44,789

The following table summarizes information with respect to all stock options outstanding under all of our stock options plans as of June 30, 2006:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of options outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
$1.84-4.66	704,244	$ 3.57	3.0	704,244	$ 3.57
$6.00-10.23	1,316,000	6.11	4.0	1,316,000	6.11
$12.63-15.57	1,430,000	12.68	4.9	1,430,000	12.68
$16.99-22.53	1,318,450	21.83	5.9	1,308,450	21.84
$24.60-33.04	1,924,142	29.84	5.7	906,754	29.20
$33.26-39.47	1,776,744	34.93	8.7	598,327	35.18
$40.25-68.24	1,249,999	61.48	7.9	1,208,124	62.20
	9,719,579	$ 26.11	6.0	7,471,899	$ 24.08

The fair value of each option award granted during the three months and six months ended June 30, 2006 and 2005, was estimated on the date of grant using the Black-Scholes-Merton option pricing model. Our determination of the fair value of share-based awards on the date of grant is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected life of the awards and actual and projected employee stock option exercise behavior. The weighted average fair value per share of stock options granted during the three months and six months ended June 30, 2006 and 2005, and assumptions used to value the stock options are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Dividend yield	—	—	—	—
Risk-free interest rate	5.18%	3.80%	5.15%	3.80%
Weighted average volatility	53.9%	50.0%	53.9%	50.0%
Expected life (in years)	5.6	4.0	5.6	4.0
Weighted average fair value per share of options granted	$16.96	$14.90	16.98	$15.00

During the three months and six months ended June 30, 2006, we utilized a range of expected volatility assumptions for stock options issued during the period. For the three months ended June 30, 2006, volatility assumptions ranged from 51.0% to 55.2%. For the six months ended June 30, 2006, volatility assumptions ranged from 51.0% to 56.3%.

During the second quarter of 2006, under the share-based compensation plans discussed above, we granted nonvested shares of our common stock to key executive officers and key personnel. Grants of nonvested stock prior to the second quarter of 2006 were not significant. Shares of nonvested stock vest at the end of a three-year period beginning on the date of grant. The fair value of each share of nonvested stock is equal to the fair market value of our common stock as of the date of grant. If an employee terminates before the end of the three-year vesting period, he or she forfeits the right to all nonvested stock awards. Nonvested stock activity during the six months ended June 30, 2006, under all of our share-based compensation plans is as follows:

	Number of Shares	Weigted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2005	5,000	$35.29
Granted	76,250	30.80
Outstanding as of June 30, 2006	81,250	$31.08

As of June 30, 2006, we estimate that pre-tax compensation expense for nonvested share-based award grants, including both stock options and nonvested shares of our common stock, in the amount of approximately $27.5 million will be recognized in future periods. This expense will be recognized over the remaining service period applicable to the grantees, which, on a weighted-average basis, is approximately 2.7 years. We expect to satisfy the exercise of stock options and future grants of shares of nonvested stock by issuing new shares of common stock.

8.                 WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted income per share during the three months and six ended June 30, 2006 and 2005, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Basic common shares outstanding	96,989	102,789	97,563	102,690
Common stock equivalents	—	2,411	2,068	2,506
Diluted common shares outstanding	96,989	105,200	99,631	105,196

During the three months and six months ended June 30, 2006 and 2005, we issued 0.1 million and 0.4 million shares, respectively, of our common stock upon the exercise of employee stock options and the purchase of common stock pursuant to our employee stock purchase plan.

Included in stock options outstanding as of June 30, 2006 and 2005, are options to purchase 3.0 million and 3.5 million shares, respectively, of our common stock that were not included in the computation of diluted net income (loss) per share during the three months ended June 30, 2006 and 2005. Included in stock options outstanding as of June 30, 2006 and 2005, are options to purchase 3.0 million and 1.5 million shares, respectively,  of our common stock that were not included in the computation of diluted net income per share during the six months ended June 30, 2006 and 2005. The outstanding stock options were excluded from the computation of diluted net income (loss) per share during the three months and six months ended June 30, 2006 and 2005, because the options’ exercise prices were greater than the average market price of our common stock during the periods, and, therefore, the effect would have been anti-dilutive.

During the three months ended June 30, 2006, weighted average common stock equivalents of approximately 2.1 million were not included in the computation of diluted net loss per share because the inclusion of such common stock equivalents would have been anti-dilutive to the net loss recognized during the three months ended June 30, 2006.

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

10.          SEGMENT REPORTING

Prior to the first quarter of 2006, based on our interpretation of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), we had identified two reportable segments: Colleges, Schools and Universities, which represented an aggregation of our on-ground schools that provide educational services primarily in a classroom or laboratory setting and offer a variety of degree and non-degree certificate and diploma programs in each of our five core career-oriented disciplines, and the Online Education Group, which represented an aggregation of the fully-online academic platforms offered by American Intercontinental University (“AIU”), AIU Online, and Colorado Technical University (“CTU”), CTU Online and Stonecliffe College Online (an academic division of CTU). The on-ground campuses of AIU and CTU were aggregated as part of the Colleges, Schools and Universities segment.

During the first quarter of 2006, we completed the reorganization of our management structure, specifically with respect to the management of our University division schools, AIU and CTU, and those universities’ fully-online academic platforms. Pursuant to the reorganization, both the on-ground campuses and the fully-online educational platforms of AIU and CTU are now analyzed as one operating segment, the University segment, by our chief operating decision maker (“CODM”). Prior to the first quarter of 2006, our identification of two reportable segments had been based primarily upon the fact that our CODM previously evaluated our overall business separately based on the service delivery method, on-ground or online, used by our schools to provide educational programs to our students. As a result of certain recent business developments, including the introduction in 2005 of hybrid learning programs, which allow our students to take approximately 50% of their academic program online and 50% on-ground, and plans to expand hybrid offerings to most of our schools in the future, service delivery method is no longer a key differentiator utilized by our CODM to evaluate and segment components of our business. In addition, although AIU and CTU are currently our only schools that offer fully-online academic platforms, we expect in the future that certain of our other schools will also offer fully-online learning options.

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

The Culinary Arts segment includes our Le Cordon Bleu and Kitchen Academy schools that collectively offer culinary arts academic programs in the career-oriented disciplines of culinary arts, pastry arts, and hotel and restaurant management primarily in a classroom or kitchen setting.

The Gibbs segment includes our Gibbs College and Katharine Gibbs School campuses that collectively offer academic programs in the career-oriented disciplines of business studies, visual communication and design technologies, health education, and information technology in a classroom setting.

The Health Education segment primarily includes our Sanford-Brown schools that collectively offer academic programs in the career-oriented disciplines of health education, business studies, visual communication and design technologies, and information technology in a classroom or laboratory setting.

The University segment includes our AIU and CTU universities that collectively offer academic programs in the career-oriented disciplines of business studies, visual communication and design technologies, health education, information technology, criminal justice, and education in an online, classroom or laboratory setting.

The Other Schools segment represents a combination of our Academy, College East, College West, and INSEEC Group school operating divisions that, individually, do not meet the quantitative thresholds proscribed in SFAS 131 that would necessitate identification of any of the divisions as an individually reportable segment. These operating divisions’ schools collectively offer academic programs in the career-oriented disciplines of business studies, visual communication and design technologies, health education, and information technology in a classroom or laboratory setting.

Our CODM evaluates segment performance based on pretax segment profit or loss. This measure of profit or loss includes share of affiliate earnings for the University segment and excludes interest income, interest expense, miscellaneous income and expense, and any unallocated corporate expenses. Adjustments to reconcile segment results to consolidated results are included in Corporate and other, which primarily includes unallocated corporate activity and eliminations.

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

The results of operations of AIU Online, which is included in our University segment, fluctuate on a quarterly basis, primarily as a result of AIU Online’s academic calendar and, more specifically, the number of instructional days in each quarter. Historically, the number of revenue-generating instructional days has been highest during the first and second quarters (January through June), lower in the third quarter (July through September), and lowest in the fourth quarter (October through December). Operating costs for AIU Online do not fluctuate as significantly on a quarterly basis. We anticipate that these seasonal trends will continue. The results of operations of CTU Online, which is included in our University segment, are not significantly impacted by seasonal trends, as, historically, the number of revenue-generating instructional days during each quarter has not fluctuated significantly.

Summary financial information by reportable segment is as follows for the three months and six months ended June 30, 2005 and 2006 (in thousands):

Operating Results for the Three Months Ended June 30, 2006 and 2005:

	Revenues		Segment Profit (Loss)
	For the Three Months Ended June 30,
	2006	2005	2006	2005
Segments:
University segment	$226,322	$221,030	$67,494	$75,682
Culinary Arts segment	82,706	90,908	8,384	15,049
Health Education segment	41,082	37,508	(85,225)	(389)
Gibbs segment	26,662	33,116	(10,465)	(5,013)
Other Schools segment	109,869	114,901	6,051	11,705
Corporate and other	144	—	(19,358)	(13,842)
	$486,785	$497,463	(33,119)	83,192
Reconciling items:
Interest income			4,681	4,280
Interest expense			(337)	(420)
Miscellaneous expense			(250)	(200)
Earnings (loss) before income taxes			$(29,025)	$86,852

	Depreciation and Amortization		Share of Affiliate Earnings
	For the Three Months Ended June 30,
	2006	2005	2006	2005
Segments:
University segment	$4,096	$3,040	$696	$1,416
Culinary Arts segment	5,259	4,804	—	—
Health Education segment	1,866	1,528	—	—
Gibbs segment	2,198	2,533	—	—
Other Schools segment	5,236	5,350	—	—
Corporate and other	3,287	2,578	—	—
	$21,942	$19,833	$696	$1,416

Operating Results for the Six Months Ended June 30, 2006 and 2005:

	Revenues		Segment Profit (Loss)
	For the Six Months Ended June 30,
	2006	2005	2006	2005
Segments:
University segment	$469,904	$432,749	$149,884	$154,212
Culinary Arts segment	173,334	183,464	22,393	33,385
Health Education segment	81,660	75,429	(84,012)	(1,392)
Gibbs segment	56,167	71,388	(28,018)	(5,968)
Other Schools segment	234,099	244,869	21,823	31,918
Corporate and other	251	—	(35,071)	(28,240)
	$1,015,415	$1,007,899	46,999	183,915
Reconciling items:
Interest income			8,978	5,987
Interest expense			(688)	(856)
Miscellaneous expense			(129)	(758)
Earnings before income taxes			$55,160	$188,288

	Depreciation and Amortization		Share of Affiliate Earnings
	For the Six Months Ended June 30,
	2006	2005	2006	2005
Segments:
University segment	$8,222	$5,927	$1,599	$3,242
Culinary Arts segment	9,670	8,414	—	—
Health Education segment	3,621	3,269	—	—
Gibbs segment	4,432	4,638	—	—
Other Schools segment	10,850	10,173	—	—
Corporate and other	6,156	4,613	—	—
	$42,951	$37,034	$1,599	$3,242

Total Assets:

	Total Assets as of
	June 30, 2006	December 31, 2005
Segments:
University segment	$719,415	$642,289
Culinary Arts segment	435,124	468,124
Health Education segment	285,366	467,245
Gibbs segment	241,065	309,406
Other Schools segment	362,711	452,435
Corporate and other	(682,976)	(833,394)
	$1,360,705	$1,506,105

Health Education segment loss for the three months and six months ended June 30, 2006, includes an $85.0 million goodwill impairment charge. Gibbs segment loss for the six months ended June 30, 2006, includes a $10.4 million goodwill impairment charge. See Note 2 “Goodwill Impairment” of these notes to our unaudited condensed consolidated financial statements for further discussion of this matter.

The negative corporate and other segment balances as of June 30, 2006, and December 31, 2005, are primarily attributable to the elimination of intercompany activity between corporate entities and our schools, which is reflected within the Corporate and other segment.

Our principal operations are located in the United States, and our results of operations and long-lived assets in geographic regions outside of the United States are not significant. During the three months and six months ended June 30, 2006 and 2005, no individual customer accounted for more than 10% of our consolidated revenues.

11.          REGULATION OF THE U.S. POST-SECONDARY EDUCATION INDUSTRY

We realize that many students require assistance in financing their education. For this reason, all of our schools offer financial aid programs and financing options. A majority of students who attend our U.S.-accredited schools are eligible to participate in some form of government-sponsored financial aid programs. Our schools also participate in a number of state financial aid programs and offer private funding options. Our schools that participate in federal financial aid programs are subject to extensive regulatory requirements imposed by federal and state government agencies, including the ED, and other standards imposed by educational accrediting bodies.

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

Legislative Action.   The U.S. Congress must periodically reauthorize the HEA and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program. In

December 2005, Congress temporarily extended the provisions of the HEA, pending completion of the reauthorization process or further extensions of the HEA. In February 2006, as part of the Deficit Reduction Act of 2005, Congress made certain changes in the HEA that had been reflected in the HEA reauthorization bills. The changes enacted eliminate certain restrictions on online programs, increase, beginning in 2007, student loan limits for the first two academic years of a student’s program of study, and make other technical changes. In June 2006, Congress temporarily extended the provisions of the HEA, pending completion of the reauthorization process or further extensions of the HEA.

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

To be considered financially responsible, an institution must, among other things, (i) have sufficient cash reserves to make required refunds, (ii) be current on its debt payments, (iii) meet all of its financial obligations, and (iv) achieve a “composite score” of at least 1.5 based on the institution’s annual financial statements. The ED calculates an institution’s composite score, which may range from -1.0 to 3.0, based on a combination of financial measures designed to establish the adequacy of an institution’s capital resources, its financial viability, its ability to support current operations, and its ability to generate a profit. An institution that does not meet the ED’s minimum composite score of 1.0 may demonstrate its financial responsibility in one of several ways, including posting a letter of credit in favor of the ED in an amount equal to at least 50% of Title IV Program funds received by the institution during its prior fiscal year or posting a letter of credit in an amount equal to at least 10% of Title IV Program funds received by the institution during its prior fiscal year and agreeing to certain additional requirements for the receipt of

Title IV Program funds, including, in certain circumstances, receipt of Title IV Program funds under an agreement other than the ED’s standard advance funding arrangement.

Currently, none of our schools are required to post a letter of credit or accept other conditions on its participation in Title IV Programs due to failure to satisfy the ED’s financial responsibility standards.

Return and Refunds of Title IV Program Funds.   An institution participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that were disbursed to students who withdrew from educational programs before completing the programs, and must return those funds in a timely manner. Institutions have historically been required to return such funds within 30 days of the date the institution determines that the student has withdrawn, but, based upon changes to the HEA in 2006, the deadline to return such funds has been extended to 45 days for any student who withdrew from school on or after July 1, 2006. An institution that is found to be in non-compliance with ED refund requirements for either of the last two completed fiscal years must post a letter of credit in favor of the ED in an amount equal to 25% of the total Title IV Program refunds paid by the institution during its prior fiscal year.

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

Restrictions on Distance Education Programs.   Under prior law, an institution participating in Title IV Programs was required to offer no more than half of its courses over telecommunication networks, including the Internet, or by correspondence, and an institution that offered more than half of its courses over telecommunication networks or by correspondence ceased to be eligible to participate in Title IV Programs (the “50% Rule”). Effective July 1, 2006, the Deficit Reduction Act of 2005 eliminated the 50% Rule for those institutions that offer distance learning via telecommunications and that are accredited by an accrediting agency that has the evaluation of distance learning education programs within the scope of recognition granted by the ED Secretary.

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

12.          PROVISION FOR INCOME TAXES

Provision for income taxes during the three months and six months ended June 30, 2006, was $18.5 million and $50.0 million, respectively, relative to income (loss) before provision for income taxes during the three months and six months ended June 30, 2006, of $(29.0) million and $55.2 million. This represents an effective income tax rate of (63.68)% and 90.59%, respectively, for the three months and six months ended June 30, 2006. The unusual relationship between income (loss) before provision for income taxes and our provision for income taxes for the three months and six months ended June 30, 2006, is attributable to the fact that only $6.5 million of our total $85.0 million Health Education reporting unit goodwill impairment charge recognized during the second quarter of 2006 is deductible for income tax reporting purposes. As such, an income tax benefit has not been provided for the non-deductible portion of the charge. The $85.0 million Health Education reporting unit goodwill impairment charge is recorded as a component of operating expenses. See Note 2 “Goodwill Impairment “ of these notes to our unaudited condensed consolidated financial statements for a detailed discussion of the Health Education reporting unit goodwill impairment charge.

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

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, critical accounting policies and estimates, and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto appearing elsewhere herein. This section is organized as follows:

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

•       Results of Operations—an analysis and comparison of our consolidated results of operations for the three months and six months ended June 30, 2006 and 2005, as reflected in our consolidated statements of income.

•       Liquidity, Financial Position, and Capital Resources—a discussion of our primary sources and uses of cash for the three months and six months ended June 30, 2006 and 2005, a discussion of selected changes in our financial position, and a summary of our future contractual obligations.

OUR BUSINESS

Overview

We are a dynamic educational services company committed to quality, career-focused learning and led by passionate professionals who inspire individual worth and lifelong achievement. Since our founding in 1994, we have progressed rapidly toward our goal of becoming the world’s leading provider of quality educational services. We are one of the world’s largest on-ground providers of private, for-profit postsecondary education and have a substantial presence in online education. Our schools and universities prepare students for professionally and personally rewarding careers through the operation of 84 on-ground campuses located throughout the United States and in France, Canada, and the United Kingdom, and two fully-online academic platforms.

During the first quarter of 2006, we completed a reorganization of our business, and, as a result of this reorganization, we have changed the composition of our reportable segments. See Note 10 “Segment Reporting” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a detailed discussion of the reorganization and its impact on our segment reporting.

As of January 1, 2006, we have identified five reportable segments: the Culinary Arts segment, the Gibbs segment, the Health Education segment, the University segment, and the Other Schools segment. All prior period financial and population information has been restated to reflect our new internal management structure as reviewed by our chief operating decision maker.

The Culinary Arts segment includes our Le Cordon Bleu and Kitchen Academy schools that collectively offer culinary arts academic programs in the career-oriented disciplines of culinary arts, pastry arts, and hotel and restaurant management primarily in a classroom or kitchen setting.

The Gibbs segment includes our Gibbs College and Katharine Gibbs School campuses that collectively offer academic programs in the career-oriented disciplines of business studies, visual communication and design technologies, health education, and information technology in a classroom setting.

The Health Education segment primarily includes our Sanford-Brown schools that collectively offer academic programs in the career-oriented disciplines of health education, business studies, visual communication and design technologies, and information technology in a classroom or laboratory setting.

The University segment includes our American InterContinental University (“AIU”) and Colorado Technical University (“CTU”) universities that collectively offer academic programs in the career-oriented disciplines of business studies, visual communication and design technologies, health education, information technology, criminal justice, and education in an online, classroom, or laboratory setting.

The Other Schools segment represents a combination of our Academy, College East, College West, and INSEEC Group school operating divisions that, individually, do not meet the quantitative thresholds proscribed in SFAS 131 that would necessitate identification of any of the divisions as an individually reportable segment. These operating divisions’ schools collectively offer academic programs in the career-oriented disciplines of business studies, visual communication and design technologies, health education, and information technology in a classroom or laboratory setting.

The student population of each of our reporting segments as of July 31, 2006 and 2005, was as follows:

	Student Population As of July 31,
	2006	2005
Segment
University segment	37,700	41,200
Culinary Arts segment	10,600	11,550
Gibbs segment	6,200	7,450
Health Education segment	10,650	10,000
Other Schools segment	19,550	21,800
Total CEC	84,700	92,000

As discussed above, our University segment schools offer fully-online academic platforms. As of July 31, 2006 and 2005, approximately 28,500 and 30,000 students, respectively, were enrolled in fully-online academic programs at our University segment schools.

For a detailed discussion of the seasonality of the results of operations for our schools’ campuses, see Note 10 “Segment Reporting” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Second Quarter 2006 Overview.   Revenue and operating loss during the second quarter of 2006 was $486.8 million and $(33.8) million, respectively, relative to revenue and operating profit of $497.5 million and $81.8 million during the second quarter of 2005 and $528.6 million and $79.2 million during the first quarter of 2006. The second quarter 2006 operating loss includes an $85.0 million impairment charge to reduce the carrying value of goodwill attributable to our Health Education reporting unit. See Note 2 “Goodwill Impairment” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a detailed discussion of the Health Education reporting unit goodwill impairment charge.

The decline in our operating results represents a continuation of weak operating performance experienced in recent periods, which has been influenced by the following key factors: (1) the continued Probation status of our AIU schools, (2) tightened credit standards and collection practices implemented to mitigate our bad debt exposure, (3) general competitive pressures for student leads and enrollments experienced by certain of our schools, (4) the U.S. Department Education’s (“ED”) restrictions on our ability to open new branch campuses until certain matters are addressed to its satisfaction, and (5) the continued negative impact of legal and regulatory matters and the related negative publicity and negative press coverage regarding us and certain of our schools.

We believe that these factors have adversely impacted (1) the rate at which our leads for prospective students convert into enrolled students (“conversion rate”) and (2) the rate at which our enrolled students start school (“start rate”). Conversion rates and start rates declined during the second quarter of 2006 relative to conversion rates and start rates during the first quarter of 2006 and the second quarter of 2005.

Outlook for the Second Half of 2006.   We expect the second half of 2006 to be a period of transition and opportunity, and we will continue to concentrate on initiatives that we believe will support sustainable long-term growth. Chief among them is our commitment to providing high-quality education and excellent customer service, supported by a well-developed infrastructure. In furtherance of this commitment, we will continue to focus on the complete student academic life-cycle, which includes (1) initial inquiry, (2) admissions, (3) enrollment and attendance, and (4) graduation.

In the short term, we will focus on strategies designed to stabilize our business and our schools’ student populations and establish a sound platform for sustainable long-term growth. Our short-term strategic initiatives include the following:

•       Continuing to promote a strong compliance culture throughout our company and work cooperatively with applicable federal and state agencies and accrediting bodies to resolve existing regulatory matters;

•       Implementing a rigorous asset rationalization strategy that includes evaluating each of our schools to ensure that there is a market for the programs that the school offers and that our continued investment in the school is consistent with our overall objective of maximizing long-term stockholder value;

•       Developing a strategy to teach-out or sell schools that we have deemed to be underperforming and (1) are not meeting the needs of the markets that they serve or (2) do not provide long-term returns on investment that are consistent with our expectations;

•       Investing in the infrastructure and marketing and admissions activities of schools that we have deemed to be underperforming and that we believe are capable of improving operating performance or achieving sustainable long-term growth;

•       Continuing to identify strategies to improve student lead management, enrollment rates, and show rates, such as (1) pre-orientation programs that we have implemented at a majority of our schools designed to prepare students and reinforce their enrollment decision, (2) strategies to improve admissions representative quality and performance, and (3) an increased focus on marketing our programs to local markets, as we believe locally-generated leads convert to enrollments at a higher rate than do leads generated from other sources;

•       Pursuing qualified candidates for our Chief Operating Officer and senior-level admissions executive positions; and

•       Evaluating the alternative financing options we and our lenders make available to prospective students and providing greater flexibility in alternative financing options to give prospective students diverse and affordable options to finance the cost of their academic programs.

Current Business and Industry Opportunities, Challenges, and Risks

In addition to the risk factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for our fiscal year ended December 31, 2005, and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q, we have identified a number of key factors and trends related to our business and industry that represent opportunities, challenges, and risks.

University Segment Operations.   The University segment includes our AIU and CTU universities. The operating margin percentage of our University segment, excluding share of affiliate earnings, declined to 31.6% during the first half of 2006, from 34.9% during the first half of 2005. The decline in University segment operating profit margin percentage during 2006 is primarily attributable to the decline during 2006 in the combined operating profit margin percentage for our universities’ fully-online academic platforms, which include AIU Online, CTU Online, and Stonecliffe College Online (an academic division of CTU) during 2006.

Our University segment’s online platforms represent a significant portion of the overall operating results of our University segment. Operating results for our University segment’s online platforms for the six months ended June 30, 2006 and 2005, were as follows (in thousands):

	2006	2005
Combined AIU Online, CTU Online, and Stonecliffe College Online:
Revenue	$373,377	$327,903
Operating Profit	$145,051	$139,240
Operating Profit Margin Percentage	38.8%	42.5%
Operating Profit Margin Percentage by Online Platform:
AIU Online	45.47%	46.92%
CTU Online and Stonecliffe College Online	21.51%	17.95%

As previously discussed, we expect that the combined operating margin percentage achieved by our University segment’s online platforms will continue to decline from prior period levels primarily as a result of the continued disproportionate operating profit growth of CTU Online and Stonecliffe College Online. In addition, AIU Online revenue and operating profit declined during the first half of 2006 relative to the second half of 2005. CTU Online historically operates at a lower operating margin percentage than that of AIU Online. Thus, the disproportionate growth of CTU Online operations is effectively lowering the operating margin percentage of the University segment as a whole. We believe that by providing our students with a flexible array of online program options, we will enhance our University segment schools’ ability to expand their presence in the online, postsecondary education market. We expect to further expand CTU Online’s program offerings to include part time offerings for bachelor’s and master’s degrees during the fall of 2006 and we expect to expand program offerings at Stonecliffe College Online (an academic division of CTU) during the second half of 2006.

A significant portion of the total student population and operating profits of our University segment are attributable to AIU Online. However, AIU Online enrollment and operating profit growth rates declined during 2005 and during the first half of 2006 and are likely to continue to decline for the remainder of 2006. The decreases in AIU Online’s enrollment and operating profit growth rates are primarily attributable to (1) the maturation of the university’s online offerings and (2) the adverse impact of negative publicity related to AIU’s Probation status with its accrediting body, the Southern Association of Colleges and Schools, Commission on Colleges (“SACS”). These factors have adversely impacted AIU Online’s start rate during the second quarter of 2006 relative to AIU Online’s start rate during the second quarter of 2005.

The decline in AIU Online enrollment and operating profit is also attributable to greater competition and greater consumer price sensitivity within the online, postsecondary education market. In response to such emerging market forces, we continually evaluate our online programs to ensure that the programs are market relevant and competitively priced. We have historically marketed AIU Online’s programs as a premium academic product due to the quality of the offering’s educational content and the technology used to deliver the program. However, market research we conducted during 2006 revealed the significant price sensitivity of prospective students for AIU Online’s associate’s degree programs. Based on this information, AIU Online reduced the pricing of its associate’s degree programs beginning in July 2006. We did not identify similar price sensitivities among prospective students for AIU Online’s bachelor’s and master’s degree programs. We believe there remains a high level of interest in AIU Online’s accelerated programs.

U.S. Department of Education Review.   As previously disclosed, the ED notified us in June 2005 that it is reviewing our previously announced restated consolidated financial statements and our annual compliance audit opinions for the years 2000 through 2003. At the same time, the ED also advised us that it is evaluating four pending school program reviews that have taken place at certain of our schools, three of which were completed and closed during 2006. The ED has indicated that until these matters are addressed to its satisfaction, it will not approve any new applications by us for pre-acquisition review or change of ownership. The ED has further advised us that during this period, it will not approve applications for any additional branch campuses, which the ED refers to generally in its regulations as “additional locations.”

In February 2006, we received a letter from the ED notifying us that it is reviewing our 2004 compliance audit opinions. In May 2006, we received a letter from the ED notifying us that it intends to review our 2005 compliance audits and that the general restrictions imposed pursuant to its letter to us in June 2005 will remain in place as it continues its review. However, making an exception to its position stated in its June 2005 letter, the ED agreed to consider and evaluate, but not necessarily approve, any applications that we may submit for new campus locations in San Antonio, TX and Sacramento, CA. On August 8, 2006, the ED notified us that it had approved our applications for new International Academy of Design and Technology campus locations in San Antonio, TX and Sacramento, CA to participate in Title IV Programs. See Note 5 “Commitments and Contingencies—Federal Regulatory Actions” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional discussion of this matter.

We believe adverse publicity related to this action has harmed our reputation and impaired our ability to attract and retain students at our schools. Additionally, the ED’s restriction of our ability to open new branch campuses has prohibited our ability to pursue domestic expansion opportunities in underserved or emerging markets.

We cannot predict the duration, scope, or outcome of the ED’s review, and other regulatory agencies may become involved. The restrictions imposed by the ED, or a negative outcome of the ED’s review, could have a material adverse effect on our business, financial position, results of operations, and cash flows.

Culinary Arts Segment Operations.   As previously disclosed, revenue and income from operations for our Culinary Arts segment schools declined during the first half of 2006, relative to revenue and income from operations during the first half of 2005. We expect that our Culinary Arts segment will continue to experience modest declines in revenue and operating profit for the remainder of 2006 relative to prior period levels. The declines in Culinary Arts segment revenue and income from operations during the first half of 2006 are primarily attributable to a decline in start rates and student population at a majority of our Culinary Arts segment schools during the first half of 2006 relative to the first half of 2005. We believe that the declines in start rates and student population at a majority of our Culinary Arts segment schools is a result of (1) the implementation at all of our schools of stricter credit standards in March 2006 by Sallie Mae for certain prospective students seeking to fund a portion of their education through Sallie Mae’s non-recourse loan program and (2) the adoption of stricter credit standards by all of our schools to mitigate our bad debt exposure. We believe the stricter credit standards have limited the number of prospective students who qualify for certain private financing options. The inability of prospective students to qualify for private financing options generally has a greater affect on our Culinary Arts segment schools than our other schools because of the fact that (1) our schools’ culinary arts programs, on average, are priced higher than other programs offered by our schools and (2) certain of our Culinary Arts segment schools are “destination schools” that attract students from outside the local community. Generally, transplanted students utilize private financing options to fund living expenses in addition to tuition expenses. These factors generally result in prospective culinary arts students requiring greater access to alternative financing sources to fund the difference between tuition and living expenses for the academic program and any funding that may be available to the student through federal or state programs.

While the implementation of stricter credit standards has adversely affected population growth at certain of our schools, we believe that our commitment to credit discipline is in the best long-term interest of our schools. We will continue to evaluate the private financing options that we offer to our students to ensure that such offerings are aligned with our objectives of consistent, quality enrollment and profitability growth.

International Expansion.   We believe that the international market for our services represents a significant growth opportunity. We believe that international students are increasingly turning to online U.S. educational programs as a means of obtaining a U.S. education without incurring the related significant travel and living costs and facing stringent visa requirements associated with studying abroad. Additionally, we continue to pursue opportunities to expand our on-ground presence internationally, both through the growth of our existing schools, such as the INSEEC Group, and through potential acquisitions of foreign educational institutions. The restrictions imposed by the ED do not affect our international expansion prospects.

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

Litigation and Regulatory Matters

See Note 5 “Commitments and Contingencies” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of selected litigation and regulatory matters.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

A detailed discussion of the accounting policies and estimates that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties is included under the caption “Summary of Significant Accounting Policies and Estimates” included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2005. This section should also be read in conjunction with Note 2 “Significant Accounting Policies” of the notes to our consolidated financial statements in Part IV, Item 15 of our Annual Report on Form 10-K, for the year ended December 31, 2005, which includes a discussion of these and other significant accounting policies.

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

In performing our annual review of goodwill balances for impairment, we estimate the fair value of each of our reporting units based primarily on projected future operating results and cash flows and other assumptions. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically, projected operating results and cash flows have not always been achieved. The failure of one of our reporting units to achieve projected operating results and cash flows in the near term or long term may reduce the estimated fair value of the reporting unit below its carrying value and result in the recognition of a goodwill impairment charge. We monitor the operating results and cash flows of our reporting units on a quarterly basis for signs of possible declines in estimated fair value and goodwill impairment. See Note 2 “Goodwill Impairment” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of goodwill impairment considerations and charges we recognized during the three months and six months ended June 30, 2006.

Share-Based Compensation Expense

On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised), Share-Based Payment (“SFAS 123R”). SFAS 123R, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) replaces our previous accounting for share-based awards under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”) for periods beginning in 2006. SFAS 123R requires that all share-based payments to employees, including grants of stock options, shares of nonvested stock, and the compensatory elements of employee stock option plans, be recognized in the financial statements based on the estimated fair value of the equity or liability instrument issued.

We previously accounted for share-based compensation using the intrinsic value method defined in Opinion 25. Prior to January 1, 2006, no share-based employee compensation cost, other than costs associated with issuances of nonvested stock, which were not significant, was reflected in net income. We adopted SFAS 123R using the modified prospective transition method. Under this method, employee compensation cost recognized during the first quarter of 2006 includes (1) compensation costs for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of SFAS 123 and (2) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified prospective transition method, the provisions of SFAS 123R were not applied to periods prior to adoption, and, thus, prior period financial statements have not been restated. In accordance with SFAS 123R, the fair value of options grants is estimated on the date of grant using the Black-Scholes-Merton option pricing model.

Consistent with our approach under the disclosure only provisions of SFAS 123, we will continue to recognize the value of share-based compensation as expense during the vesting period of the underlying share-based awards using the straight-line method. SFAS 123R requires forfeitures of share-based awards to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Consistent with our approach under the disclosure only provisions of SFAS 123, we will continue to estimate forfeitures at the time of grant.

The fair value of each option award granted during the three months and six months ended June 30, 2006 and 2005, was estimated on the date of grant using the Black-Scholes-Merton option pricing model. Our determination of the fair value of stock option awards on the date of grant is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected life of the awards and actual and projected employee stock option exercise behavior. See Note 7 “Share-Based Compensation” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of our accounting for share-based compensation.

RESULTS OF OPERATIONS

The summary financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended June 30, 2006, compared to the three months ended June 30, 2005.

	For the Three Months Ended June 30,				% Change
	2006	% of Total CEC	2005	% of Total CEC	2006 vs. 2005
	(Dollars in thousands)
REVENUE:
University segment	$226,322	47%	$221,030	44%	2%
Culinary Arts segment	82,706	17%	90,908	18%	(9)%
Health Education segment	41,082	8%	37,508	8%	10%
Gibbs segment	26,662	5%	33,116	7%	(19)%
Other Schools segment	109,869	23%	114,901	23%	(4)%
Corporate and other	144	—	—	—	100%
Total revenue	$486,785		$497,463		(2)%
OPERATING EXPENSES:
Educational services and facilities	$156,539		$153,451		2%
General and administrative:
Advertising and admissions expense	$135,524		$128,230		6%
Administrative expense	99,458		92,635		7%
Bad debt expense	17,787		21,538		(17)%
Share-based compensation	4,375		—		100%
Total general and administrative	$257,144		$242,403		6%
Bad debt expense as a percentage of total revenue	3.7%		4.3%
Goodwill impairment charge	$84,975		$—		100%
INCOME (LOSS) FROM OPERATIONS:
University segment (excluding share of affiliate earnings)	$66,798	198%	$74,266	91%	(10)%
Culinary Arts segment	8,384	25%	15,049	18%	(44)%
Health Education segment	(85,225)	(252)%	(389)	0%	(21809)%
Gibbs segment	(10,465)	(31)%	(5,013)	(6)%	(109)%
Other Schools segment	6,051	18%	11,705	14%	(48)%
Corporate and other	(19,358)	(58)%	(13,842)	(17)%	(40)%
Total income (loss) from operations	$(33,815)		$81,776		(141)%
Operating profit (loss) percentage:
University segment (excluding share of affiliate earnings)	29.5%		33.6%
Culinary Arts segment	10.1%		16.6%
Health Education segment	(207.5)%		(1.0)%
Gibbs segment	(39.3)%		(15.1)%
Other Schools segment	5.5%		10.2%
CEC consolidated	(6.9)%		16.4%
PROVISION FOR INCOME TAXES:	$18,484		$34,089		(46)%
Effective tax rate	(63.68)%		39.25%
NET (LOSS) INCOME:	$(47,509)		$52,763		(190)%
Net income (loss) percentage	(9.8)%		10.6%

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

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenue

University Segment Revenue.   University segment revenue increased $5.3 million, or 2%, from $221.0 million during the second quarter of 2005 to $226.3 million during the second quarter of 2006. The University segment revenue increase is primarily attributable to an increase in revenue at our University segment’s CTU Online platform, which is primarily due to an increase in average student population during the second quarter of 2006 relative to average student population during the second quarter of 2005. Total revenue for our universities’ online platforms, AIU Online, CTU Online, and Stonecliffe College Online (an academic division of CTU) was $180.3 million and $170.6 million, respectively, for the three months ended June 30, 2006 and 2005. CTU Online’s student population growth is primarily attributable to its continuing to penetrate the expanding online education market through increased investment in marketing activities and recruiting efforts and an expansion of program offerings and online platforms.

The increase in University segment revenue associated with increases in CTU Online revenue during the second quarter of 2006 were offset, in part, by a decrease in revenue and average student population at AIU Online during the second quarter of 2006 relative to AIU Online revenue and average student population during the second quarter of 2005. We believe that the decrease in AIU Online revenue and average student population during 2006 is primarily attributable to the SACS Probation status of AIU, which was announced on December 6, 2005, negatively impacting those universities’ student populations and their abilities to recruit new students. We cannot reasonably estimate the impact of the SACS Probation at this time.

Culinary Arts Segment Revenue.   Culinary Arts segment revenue decreased $8.2 million, or 9%, from $90.9 million during the second quarter of 2005 to $82.7 million during the second quarter of 2006. The Culinary Arts segment revenue decrease is primarily attributable to a decline in average student population at a majority of our Culinary Arts segment schools during the second quarter of 2006 relative to average student population during the second quarter of 2005. We believe that the decrease in average student population during 2006 is primarily attributable to stricter credit standards implemented by all of our schools to mitigate our bad debt exposure, which effectively limits the number of prospective culinary arts students who qualify for certain private financing options. The stricter credit standards generally have a more significant impact on our Culinary Arts segment schools because these schools typically offer higher priced academic programs, relative to academic programs offered by our other segment’s schools. This decrease in Culinary Arts segment revenue associated with the implementation of tighter credit standards was offset, in part, by the positive impact on revenue of tuition price increases effected during 2006.

Health Education Segment Revenue.   Health Education segment revenue increased $3.6 million, or 10%, from $37.5 million during the second quarter of 2005 to $41.1 million during the second quarter of

2006. The Health Education segment revenue increase is primarily attributable to (1) tuition price increases effected during 2006, (2) a modest increase in average student population during the second quarter of 2006 relative to average student population during the second quarter of 2005, and (3) a shift in student enrollment mix that resulted in higher average revenue per student.

Gibbs Segment Revenue.   Gibbs segment revenue decreased $6.5 million, or 19%, from $33.1 million during the second quarter of 2005 to $26.7 million during the second quarter of 2006. The Gibbs segment revenue decrease is primarily attributable to a significant decline in average student population at our Gibbs segment campuses during the second quarter of 2006 relative to average Gibbs segment student population during the second quarter of 2005. As previously discussed, our Gibbs segment campuses have experienced significant declines in student population since the fourth quarter of 2004. We believe the decline in student population is attributable to a number of factors, including, but not limited to, improving economic conditions of the markets that our Gibbs segment campuses serve and negative press coverage targeted at certain of our Gibbs segment campuses.

Other Schools Segment Revenue.   Other Schools segment revenue decreased $5.0 million, or 4%, from $114.9 million during the second quarter of 2005 to $109.9 million during the second quarter of 2006. The decrease is primarily attributable to a decline in average student population at a majority of our College East division and College West division schools during the second quarter of 2006 relative to average student population during the second quarter of 2005. The decrease in average student population for our College East division and College West division schools was offset, in part, by modest increases in student revenue for our Academy division and INSEEC Group division schools during the second quarter of 2006 relative to Academy division and INSEEC Group division student revenue during the second quarter of 2005 and the positive impact on revenue of tuition price increases affected during 2006 at most of our Other Schools segment campuses.

We believe that the decrease in average student population at a majority of our College East division and College West division schools during 2006 is primarily attributable to negative press coverage targeted at certain of these schools as a result of outstanding legal and regulatory matters.

Educational Services and Facilities Expense

Educational services and facilities expense increased $3.1 million, or 2%, from $153.5 million during the second quarter of 2005 to $156.5 million during the second quarter of 2006. The increase in educational services and facilities expense is primarily attributable to an overall increase in certain academic and occupancy costs incurred by our University segment and Health Education segment schools.

The increase in University segment educational services and facilities expense is primarily attributable to increases in variable expenses at CTU Online necessary to support CTU Online’s increase in student population, as mentioned above. This increase is also attributable to costs related to additional student service activities designed to improve retention, an increase in costs associated with curriculum development activities, and increased occupancy costs associated with facility and infrastructure expansions in support of University segment online campuses during 2005 and 2006.

The increase in Health Education segment educational services and facilities expense is primarily attributable to increases in occupancy costs related to facility upgrades and expansions completed during 2005.

Educational services and facilities expenses incurred by our other reportable segments decreased modestly during the second quarter of 2006 relative to educational services and facilities expense incurred by such segments during the second quarter of 2005, primarily attributable to the continuation of cost cutting measures enacted during 2005 in response to the declines in average student population at a majority of our campuses within our other reportable segments.

General and Administrative Expense

General and administrative expense increased $14.7 million, or 6%, from $242.4 million during the second quarter of 2005 to $257.1 million during the second quarter of 2006. This increase is primarily attributable to (1) an increase in administrative, advertising, marketing, and admissions costs incurred by our University segment schools, (2) an increase in corporate administrative costs associated primarily with approximately $4.4 million of share-based compensation expense recognized during the second quarter of 2006 in connection with our adoption of SFAS 123R, and (3) an increase in administrative costs incurred by our Health Education segment and Other Schools segment schools.

The increase in University segment administrative expenses during the period is primarily attributable to costs incurred by AIU universities with respect to efforts to remediate its Probation status with its accrediting body. The increase in University segment administrative expense is also attributable to increases in variable administrative costs incurred by CTU in response to increased student enrollments during the period. The increase in University segment advertising, marketing, and admissions costs during the period is primarily attributable to costs incurred by CTU Online, and Stonecliffe College Online, in support of increased student lead, enrollment, and start volume.

On January 1, 2006, we adopted SFAS 123R. SFAS 123R requires that the compensation costs relating to share-based payment transactions be recognized in the financial statements and must be measured based on the estimated fair value of the equity or liability instrument issued. We have adopted SFAS 123R using the modified prospective transition method. Our unaudited condensed consolidated financial statements for the three months and six months ended June 30, 2006, reflect the impact of SFAS 123R. In accordance with the modified prospective method, our unaudited condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Share-based compensation expense recognized as a component of general and administrative expense under SFAS 123R during the second quarter of 2006 was approximately $4.4 million. There was no share-based compensation expense recognized during the second quarter of 2005.

The increases in administrative costs incurred by our Health Education segment and Other Schools segment schools are primarily attributable to variable costs incurred to support increases in average student population at a majority of our Health Education segment, Academy division, and INSEEC Group division schools.

General and administrative expense incurred by schools within our other reportable segments during the second quarter of 2006 remained relatively consistent with general and administrative expenses incurred by such schools during the second quarter of 2005, primarily attributable to the continuation of cost cutting measures enacted during 2005 in response to the declines in average student population at a majority of our campuses within our other reportable segments.

The increases in general and administrative expense discussed above were offset, in part, by an overall decrease in bad debt expense during the period of approximately $3.8 million. Bad debt expense incurred by each of our reportable segments during the three months ended June 30, 2006 and 2005, was as follows:

	For the Three Months Ended June 30,
	2006	As a Percentage of Segment Revenue	2005	As a Percentage of Segment Revenue
	(Dollars in thousands)
Bad debt expense by segment:
University segment	$10,846	4.8%	$13,619	6.2%
Culinary Arts segment	1,486	1.8%	2,211	2.4%
Health Education segment	1,563	3.8%	1,962	5.2%
Gibbs segment	1,052	3.9%	1,618	4.9%
Other Schools segment	2,840	2.6%	2,128	1.9%
Total bad debt expense	$17,787	3.7%	$21,538	4.3%

The overall decrease in bad debt expense during the period is primarily attributable to a decrease in overall student receivable exposure at a majority of our schools, primarily as a result of declines in student population during the period.

Our University segment schools continue to experience higher bad debt expense levels than those of our other schools due primarily to the historically lower student retention rates at our University segment schools’ online platforms, which were first identified during 2005. Lower student retention generally results in a shift in the relative distribution of student receivables balances from in-school student receivables to out-of-school student receivables. Out-of-school student receivable balances generally pose a greater credit risk than do in-school student receivables and are subject to higher bad debt allowance percentages. In addition, we believe that the overall retention rate of our University segment schools will be lower in the future relative to historical retention rates of University segment schools as a result of the expected disproportionate growth of CTU Online and Stonecliffe College Online. Both CTU Online and Stonecliffe College Online offer longer programs than does AIU Online, and our universities’ longer program offerings have traditionally experienced a higher rate of student attrition than our universities’ accelerated program offerings.

Goodwill Impairment Charge

As discussed above, during the second quarter of 2006, we recognized an $85.0 million, pretax, goodwill impairment charge to reduce the carrying value of the goodwill balance attributable to our Health Education segment campuses from $216.0 million to $131.0 million. See Note 2 “Goodwill Impairment” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a detailed discussion of this charge.

Income (Loss) From Operations and Operating Margin Percentage

We incurred an operating loss of $(33.8) million during the second quarter of 2006, relative to operating income of $81.8 million during the second quarter of 2005. Our operating margin percentage decreased from 16.4% during the second quarter of 2005 to (6.9)% during the second quarter of 2006. The operating loss incurred during the second quarter of 2006 is primarily attributable to the $85.0 million non-cash goodwill impairment charge related to our Health Education segment recorded during the quarter. Also contributing to our decline in operating results during the second quarter of 2006, relative to the second quarter of 2005, is the $4.5 million, pretax, of non-cash share-based compensation expense recorded in connection with our adoption of SFAS 123R.

Provision for Income Taxes

Provision for income taxes decreased $15.6 million, or 46%, from $34.1 million during the second quarter of 2005 to $18.5 million during the second quarter of 2006. This decrease is primarily a result of a decrease in income (loss) before provision for income taxes during 2006 of approximately $30.9 million, excluding the effect of the $85.0 million goodwill impairment charge incurred during the second quarter of 2006. The unusual effective income tax rate of (63.68)% reflected on the face of our statement of operations during the second quarter of 2006 is attributable to the fact that only $6.5 million of our total $85.0 million Health Education division goodwill impairment charge, included in operating expenses, is deductible for income tax reporting purposes. As such, an income tax benefit has not been provided for the non-deductible portion of the charge. Excluding the effect of the non-deductible goodwill impairment charge, our effective income tax rate for the second quarter of 2006 was 37.40%.

We reduced our effective income tax rate from 39.25% during the second quarter of 2005 to 37.40% during the second quarter of 2006. The decrease in our effective tax rate is attributable to the impact of various tax planning strategies, favorable changes in the proportionate distribution of our total pretax income among the tax jurisdictions in which we operate, and an increase in tax-exempt interest earned on invested cash balances. Future changes in the proportionate distribution of our total pretax income among the tax jurisdictions in which we operate may further impact our effective income tax rate.

Net Income (Loss)

We incurred a net loss of $(47.5) million during the second quarter of 2006 relative to net income of $52.8 million during the second quarter of 2005, as a result of the cumulative effect of the factors discussed above.

The summary financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2006, compared to the six months ended June 30, 2005.

	For the Six Months Ended June 30,				% Change
	2006	% of Total CEC	2005	% of Total CEC	2006 vs. 2005
	(Dollars in thousands)
REVENUE:
University segment	$469,904	46%	$432,749	43%	9%
Culinary Arts segment	173,334	17%	183,464	18%	(6)%
Health Education segment	81,660	8%	75,429	8%	8%
Gibbs segment	56,167	6%	71,388	7%	(21)%
Other Schools segment	234,099	23%	244,869	24%	(4)%
Corporate and other	251	—	—	—	100%
Total revenue	$1,015,415		$1,007,899
OPERATING EXPENSES:
Educational services and facilities	$318,498		$309,799		3%
General and administrative:
Advertising and admissions expense	$277,843		$248,754		12%
Administrative expense	194,874		192,605		1%
Bad debt expense	32,263		39,034		(17)%
Share-based compensation	8,222		—		100%
Total general and administrative	$513,202		$480,393		7%
Bad debt expense as a percentage of total revenue	3.2%		3.9%
Goodwill impairment charge	$95,364		$—		100%
INCOME FROM OPERATIONS:
University segment (excluding share of affiliate earnings)	$148,285	327%	$150,970	84%	(2)%
Culinary Arts segment	22,393	49%	33,385	18%	(33)%
Health Education segment	(84,012)	(185)%	(1,392)	(1)%	(5935)%
Gibbs segment	(28,018)	(62)%	(5,968)	(3)%	(369)%
Other Schools segment	21,823	48%	31,918	18%	(32)%
Corporate and other	(35,071)	(77)%	(28,240)	(16)%	(24)%
Total income from operations	$45,400		$180,673		(75)%
Operating profit percentage:
University segment (excluding share of affiliate earnings)	31.6%		34.9%
Culinary Arts segment	12.9%		18.2%
Health Education segment	(102.9)%		(1.8)%
Gibbs segment	(49.9)%		(8.4)%
Other Schools segment	9.3%		13.0%
CEC consolidated	4.5%		17.9%
PROVISION FOR INCOME TAXES:	$49,970		$73,903		(32)%
Effective tax rate	90.59%		39.25%
NET INCOME:	$5,190		$108,685		(95)%
Net income percentage	0.5%		10.8%

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenue

University Segment Revenue.   University segment revenue increased $37.2 million, or 9%, from $432.7 million during the six months ended June 30, 2005, to $469.9 million during the six months ended June 30, 2006. The University segment revenue increase is primarily attributable to an increase in revenue at CTU Online, which is primarily due to an increase in average student population during the six months ended June 30, 2006, as compared to average student population during the six months ended June 30, 2005. Total revenue for our universities’ online platforms, was $373.4 million and $327.9 million, respectively, for the six months ended June 30, 2006 and 2005. As described above, CTU Online’s student population growth is primarily attributable to the continued growth of the online education market and CTU Online’s continued penetration into that expanded market through increased investment in marketing activities and recruiting efforts and an expansion of program offerings and online platforms.

The increases in University segment revenue associated with increases in CTU Online revenue during the second quarter of 2006 were offset, in part, by a decrease in revenue and average student population at AIU Online during the six months ended June 30, 2006, relative to AIU Online revenue and average student population during the six months ended June 30, 2005. As described above, we believe that the decrease in AIU Online revenue and average student population during 2006 is primarily attributable to the SACS Probation status of our AIU, which was announced on December 6, 2005, and has negatively impacted its student population and ability to recruit new students. We cannot reasonably estimate the impact of the SACS Probation at this time.

Culinary Arts Segment Revenue.   Culinary Arts segment revenue decreased $10.1 million, or 6%, from $183.5 million during the six months ended June 30, 2005, to $173.3 million during the six months ended June 30, 2006. The Culinary Arts segment revenue decrease is primarily attributable to a decline in average student population at a majority of our Culinary Arts segment schools during the six months ended June 30, 2006 relative to average student population during the six months ended June 30, 2005. As mentioned above, we believe that the decrease in average student population during the period is primarily attributable to stricter credit standards implemented by all our schools, and the disproportionate adverse impact of the stricter credit standards on a majority of the Culinary Arts segment schools. This decrease in Culinary Arts revenue associated with the implementation of tighter credit standards was offset, in part, by the positive impact on revenue of tuition price increases affected during 2006.

Health Education Segment Revenue.   Health Education segment revenue increased $6.2 million, or 8%, from $75.4 million during the six months ended June 30, 2005, to $81.7 million during the six months ended June 30, 2006. The Health Education segment revenue increase is primarily attributable to (1) tuition price increases affected during 2006, (2) a modest increase in average student population during the period, and (3) a shift in student enrollment mix that resulted in higher average revenue per student.

Gibbs Segment Revenue.   Gibbs segment revenue decreased $15.2 million, or 21%, from $71.4 million during the six months ended June 30, 2005 to $56.2 million during the six months ended June 30, 2006. The Gibbs segment revenue decrease is primarily attributable to a significant decline in average student population at our Gibbs segment campuses during the six months ended June 30, 2006 relative to average Gibbs segment student population during the six months ended June 30, 2005. As discussed above, our Gibbs segment campuses have experienced significant declines in student population since the fourth quarter of 2004. We believe the decline in student population is attributable to a number of factors, including, but not limited to, improving economic conditions of the markets that our Gibbs segment campuses serve and negative press coverage targeted at certain of our Gibbs segment campuses.

Other Schools Segment Revenue.   Other Schools segment revenue decreased $10.8 million, or 4%, from $244.9 million during the six months ended June 30, 2005, to $234.1 million during the six months ended June 30, 2006. The decrease is primarily attributable to a decline in average student population at a majority of our College East division and College West division during the six months ended June 30, 2006, relative to average student population during the six months ended June 30, 2005. The decrease in average student population for our College East division and College West division schools was offset, in part, by modest increases in revenue for our Academy division and INSEEC Group division schools during the six months ended June 30, 2006, relative to Academy division and INSEEC Group division student revenue during the six months ended June 30, 2005, and the positive impact on revenue of tuition price increases affected during 2006.

As described above, we believe that the decrease in average student population at a majority of our College East division and College West division schools during 2006 is primarily attributable to negative press coverage targeted at certain of our College East division and College West division campuses as a result of outstanding legal and regulatory matters.

Educational Services and Facilities Expense

Educational services and facilities expense increased $8.7 million, or 3%, from $309.8 million during the six months ended June 30, 2005, to $318.5 million during the six months ended June 30, 2006. The increase in educational services and facilities expense is primarily attributable to an overall increase in certain academic and occupancy costs incurred by our University segment and Health Education segment schools.

The increase in University segment educational services and facilities expense is primarily attributable to increases in variable expenses at CTU Online necessary to support its increase in student population, as mentioned above. This increase is also attributable to costs related to additional student service activities designed to improve retention, an increase in costs associated with curriculum development activities, and increased occupancy costs associated with facility expansions in support of University segment online platforms during 2005 and 2006.

The increase in Health Education segment educational services and facilities expense is primarily attributable to increases in occupancy costs related to facility and infrastructure upgrades and expansions completed during 2005.

Educational services and facilities expenses incurred by our other reportable segments decreased modestly during the six months ended June 30, 2006, relative to educational services and facilities expense incurred during the six months ended June 30, 2005. This decrease is primarily attributable to the continuation of cost cutting measures enacted during 2005 in response to the declines in average student population at a majority of our campuses within our other reportable segments.

General and Administrative Expense

General and administrative expense increased $32.8 million, or 7%, from $480.4 million during the six months ended June 30, 2005, to $513.2 million during the six months ended June 30, 2006. This increase is primarily attributable to (1) an increase in administrative, advertising, marketing, and admissions costs incurred by our University segment schools, (2) an increase in administrative, advertising, marketing, and admissions costs incurred by our Health Education segment schools, (3) an increase in advertising, marketing, and admissions costs incurred by our Culinary Arts segment schools, and (4) an increase in corporate administrative costs associated primarily with approximately $7.1 million of share-based compensation expense recognized during the six months ended June 30, 2006, in connection with our adoption of SFAS 123R.

The increase in University segment administrative expenses during the period is primarily attributable to costs incurred by AIU university’s efforts to remediate its Probation status with its accrediting body. The increase in University segment administrative expense is also attributable to increases in variable administrative costs incurred by CTU in response to increased student enrollments during the period. The increase in University segment advertising, marketing, and admissions costs during the period is primarily attributable to costs incurred by CTU Online, and Stonecliffe College Online (an academic division of CTU), in support of increased student lead, enrollment, and start volume.

The increases in administrative, advertising, marketing, and admissions costs incurred by our Health Education segment are primarily attributable to variable costs incurred to support increases in average student population at a majority of our Health Education segment schools during the period, and costs incurred in support of student enrollment and starts.

The increases in, advertising, marketing, and admissions costs incurred by our Culinary Arts segment are primarily attributable to variable costs incurred in support of student enrollment and starts.

General and administrative expense incurred by schools within our other reportable segments during the six months ended June 30, 2006, remained relatively consistent with general and administrative expenses incurred by such schools during the six months ended June 30, 2005, primarily attributable to the continuation of cost cutting measures enacted during 2005 in response to the declines in average student population at a majority of our campuses within our other reportable segments.

The increases in general and administrative expense discussed above, were offset, in part, by an overall decrease in bad debt expense during the period of approximately $6.8 million. Bad debt expense incurred by each of our reportable segments during the six months ended June 30, 2006 and 2005, was as follows:

	For the Six Months Ended June 30,
	2006	As a Percentage of Segment Revenue	2005	As a Percentage of Segment Revenue
	(Dollars in thousands)
Bad debt expense by segment:
University segment	$20,575	4.4%	$23,065	5.3%
Culinary Arts segment	2,470	1.4%	3,234	1.8%
Health Education segment	2,746	3.4%	4,507	6.0%
Gibbs segment	1,778	3.2%	3,260	4.6%
Other Schools segment	4,694	2.0%	4,968	2.0%
Total bad debt expense	$32,263	3.2%	$39,034	3.9%

The overall decrease in bad debt expense during the period is primarily attributable to a decrease in overall student receivable exposure at a majority of our schools, primarily as a result of declines in student population during the period.

Goodwill Impairment Charge

As previously mentioned, during the six months ended June 30, 2006, we recognized total goodwill impairment charges of $95.4 million, pretax, of which $10.4 million was recorded during the first quarter of 2006 and attributable to our Gibbs segment and $85.0 million was recorded during the second quarter of 2006 and attributable to our Health Education segment. See Note 2. “Goodwill Impairment” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a detailed discussion of our goodwill impairment charges.

Income From Operations and Operating Margin Percentage

Income from operations decreased $135.3 million, or 75%, from $180.7 million during the six months ended June 30, 2005, to $45.4 million during the six months ended June 30, 2006. Our operating margin percentage decreased from 17.9% during the six months ended June 30, 2005, to 4.5% during the six months ended June 30, 2006. The significant decrease in operating profit and profit margin percentage during the period is primarily attributable to the $85.0 million non-cash goodwill impairment charges recorded during the six months ended June 30, 2006. Also contributing to our decrease in operating profit during the six months ended June 30, 2006, relative to the six months ended June 30, 2005, is the $8.5 million non-cash, pretax, share-based compensation expense recorded in connection with our adoption of SFAS 123R.

Interest Income

Interest income increased $3.0 million or 50%, from $6.0 million during the six months ended June 30, 2005, to $9.0 million during the six months ended June 30, 2006, primarily as a result of an increase in average invested cash balances. Also contributing to the increase, during the second quarter of 2005, we began investing a portion of our excess cash balances in available-for-sale investments that generally return investment yields in excess of the yields returned on cash equivalent securities, in which we previously invested our excess cash.

Provision for Income Taxes

Provision for income taxes decreased $23.9 million, or 32%, from $73.9 million during the six months ended June 30, 2005, to $50.0 million during the six months ended June 30, 2006. This decrease is primarily a result of a decrease in income before provision for income taxes during 2006 of approximately $37.8 million, excluding the affect of the $95.4 million goodwill impairment charge incurred for our Gibbs and Health Education segments during the six months ended June 30, 2006. The unusual effective income tax rate of 90.59% reflected on the face of our statement of operations during the second quarter of 2006, is attributable to the fact that only $6.5 million of our total $85.0 million Health Education segment goodwill impairment charge, which is included in operating expenses, is deductible for income tax purposes. As such, an income tax benefit has not been provided for the non deductible portion of the charge. Excluding the effect of the non deductible goodwill impairment charge, our effective income tax rate for the six months ended June 30, 2006, was 37.40%.

We reduced our effective income tax rate from 39.25% during the six months ended June 30, 2005 to 37.40% during the period, during the six months ended June 30, 2006. The decrease in our effective tax rate is attributable to the impact of various tax planning strategies, favorable changes in the proportionate distribution of our total pretax income among the tax jurisdictions in which we operate, and an increase in tax-exempt interest earned on invested cash balances. Future changes in the proportionate distribution of our total pretax income among the tax jurisdictions in which we operate may further impact our effective income tax rate.

Net Income

Net income decreased during the six months ended June 30, 2006, to $5.2 million, from $108.7 million during the six months ended June 30, 2005, as a result of the cumulative effect of the factors discussed above.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

As of June 30, 2006, cash and cash equivalents and investments totaled $378.0 million. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We finance our operating activities and our organic growth primarily through cash generated from operations. We finance acquisitions primarily through funding from a combination of equity issuances, credit facility borrowings, and cash generated from operations. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, and lease commitments through at least the next 12 months primarily with cash generated by operations, existing cash balances, and, if necessary, borrowings under our existing credit agreements.

The ED requires that Title IV Program funds collected in advance of student billings be kept in a separate cash account until students are billed for the portion of their program related to those Title IV Program funds collected. These restricted cash balances generally remain in these separate accounts for an average of 60 to 75 days from receipt. We do not recognize restricted cash balances on our consolidated balance sheets until all restrictions have lapsed with respect to those balances. As of June 30, 2006, the amount of restricted cash balances kept in separate cash accounts was not significant. Restrictions on these cash balances have not affected, nor do we believe that such restrictions will affect, our ability to fund our daily operations.

As previously disclosed, the ED notified us in June 2005 that it is reviewing our previously announced restated consolidated financial statements and our annual compliance audit opinions for the years 2000 through 2003. At the same time, the ED also advised us that it is evaluating four pending program reviews that have taken place at certain of our schools’ three of which were completed and closed during 2006. The ED has indicated that until these matters are addressed to its satisfaction, it will not approve any new applications by us for pre-acquisition review or change of ownership. The ED has further advised us that during this period, it will not approve applications for any additional branch campuses, which the ED refers to generally in its regulations as “additional locations.”

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

Sources and Uses of Cash

Operating Cash Flows

During the three months ended June 30, 2006 and 2005, net cash flows provided by operating activities totaled $8.8 million and $69.9 million, respectively. During the six months ended June 30, 2006 and 2005, net cash flows provided by operating activities totaled $131.5 million and $181.1 million, respectively.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students finance tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, private and institutional scholarships, and cash payments. The following table summarizes our U.S. schools’ cash receipts from tuition payments by fund source as a percentage of total tuition payments received during the three months and six months ended June 30, 2006 and 2005. The percentages reflected therein were determined based upon each U.S. school’s cash receipts for the three-month and six-month period ended June 30.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Title IV Program funding
Stafford loans	42.2%	42.3%	42.1%	41.7%
Grants	8.0%	8.1%	9.2%	9.4%
PLUS loans	7.2%	7.7%	7.2%	8.2%
Total Title IV Program funding	57.4%	58.1%	58.5%	59.3%
Private loans
Non-recourse loans	20.0%	20.9%	20.3%	20.5%
Sallie Mae recourse loans	2.1%	2.0%	1.8%	2.3%
Stillwater recourse loans	0.4%	0.6%	0.4%	0.6%
Total private loans	22.5%	23.5%	22.5%	23.4%
Scholarships, grants, and other	3.0%	2.9%	3.5%	2.7%
Cash payments	17.1%	15.5%	15.5%	14.6%
Total tuition receipts	100.0%	100.0%	100.0%	100.0%

The total Title IV Program funding as a percentage of total tuition receipts reflected above was not computed on the same basis on which our 90-10 Rule ratios are computed. In accordance with applicable regulations, certain tuition receipts included in the totals above are excluded from our 90-10 Rule ratio calculations.

For a detailed discussion of Title IV Program funding and alternative private loan funding sources for our students, see “Student Financial Aid and the Regulation of the Postsecondary Education Industry” and “Alternative Student Financial Aid Sources” in Part I, Item 1 “Business” of our Annual Report on Form 10-K for the year ended December 31, 2005.

Our primary uses of cash to support our operating activities include, among other things, cash paid to employees for services, to vendors for products and services, to lessors for rents and operating costs related to leased facilities, to suppliers for textbooks and other school supplies, and to federal, state, and provincial governments for income and other taxes.

Although we anticipate that we will be able to satisfy the cash requirements for working capital needs, capital expenditures, and commitments through at least the next year primarily with cash generated by our operations, existing cash balances, and, if necessary, borrowings under our existing credit agreements, we are not able to reasonably assess the effect of loss contingencies on future cash requirements and liquidity.

See Note 5 “Commitments and Contingencies” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional discussion of these matters.

Investing Cash Flows

During the second quarter of 2006, cash provided by investing activities totaled $77.0 million, relative to cash used in investing activities during the second quarter of 2005 of $285.2 million. During the six months ended June 30, 2006, and 2005, cash used in investing activities totaled $58.4 million and $312.6 million, respectively.

Available-for-Sale Investments.   Net purchases of available-for-sale investments were $190.8 million and $552.5 million, respectively, during the three months and six months ended June 30, 2006.

Capital Expenditures.   Capital expenditures decreased $19.8 million, or 44%, from $45.4 million during the second quarter of 2005 to $25.6 million during the second quarter of 2006. Capital expenditures during the second quarter of 2006 represented approximately 5.3% of second quarter 2006 total revenue. Capital expenditures during the six months ended June 30, 2006, decreased $27.7 million or 39%, to $43.2 million from $70.9 million during the six months ended June 30, 2005. Capital expenditures during the six months ended June 30, 2006, presented approximately 4.2% of total revenue during the six months ended June 30, 2006. We finance capital expenditures primarily with cash generated from operations. Capital expenditures during 2006 decreased from 2005 levels due to the expansion restrictions imposed by the ED beginning in June 2005.

Financing Cash Flows

During the second quarter of 2006, cash used in financing activities totaled $94.2 million, relative to cash provided by financing activities during the second quarter of 2005 of $3.6 million. During the six months ended June 30, 2006, cash used in financing activities totaled $115.6 million, relative to cash provided by financing activities during the six months ended June 30, 2005, of $3.6 million.

Credit Agreements.   As of June 30, 2006, we had outstanding under our $200.0 million U.S. Credit Agreement revolving loans totaling approximately $14.7 million and letters of credit totaling approximately $17.6 million. The availability under our U.S. Credit Agreement as of June 30, 2006, was $167.7 million. As of June 30, 2006, we had no outstanding borrowings under our $10.0 million (USD) Canadian Credit Agreement.

Repurchases of Shares.   During the three months and six months ended June 30, 2006, we repurchased approximately 3.2 million and 3.9 million shares, respectively, of our common stock for approximately $99.9 million and $124.8 million at an average price of approximately $31.63 and $32.44 per share. We expect to continue to repurchase shares of our common stock during the remainder of 2006. As of June 30, 2006, we are authorized to repurchase an additional $175.1 million in shares of our common stock under the stock repurchase program.

Contractual Obligations

As of June 30, 2006, minimum future cash payments due under contractual obligations, including, among others, our credit agreements, non-cancelable operating and capital lease agreements, and other arrangements, were as follows (in thousands):

	2006	2007	2008	2009	2010	2011 & Thereafter	Total
Revolving loans	$—	$14,707	$—	$—	$—	$—	$14,707
Operating lease obligations	66,004	124,023	119,889	113,740	107,190	590,927	1,121,773
Capital lease obligations	691	892	548	419	419	1,047	4,016
Total contractual cash obligations	$66,695	$139,622	$120,437	$114,159	$107,609	$591,974	$1,140,496

Revolving Loans.   We have entered into an unsecured credit (the “U.S. Credit Agreement”) agreement with a syndicate of financial institutions. Under our U.S. Credit Agreement, we may borrow up to the U.S. dollar equivalent of $200.0 million in U.S. dollars and various foreign currencies under a revolving credit facility and obtain up to the U.S. dollar equivalent of $100.0 million in standby letters of credit in U.S. dollars and various foreign currencies. Outstanding letters of credit were approximately $17.6 million as of June 30, 2006, and reduced the availability of borrowings under the revolving credit facility but are not included in the table above. Subject to the satisfaction of certain conditions precedent under the U.S. Credit Agreement, we may prepay outstanding loans under the U.S. Credit Agreement at any time without penalty. The stated maturity of our U.S. Credit Agreement is December 19, 2007.

Our domestic subsidiaries have jointly and severally guaranteed repayment of our obligations under the U.S. Credit Agreement. Under the U.S. Credit Agreement, we are limited in our ability to take certain actions, including, among other things, consummating certain acquisitions or mergers, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring other debt in excess of specified amounts, prepaying other debt, and making certain investments. We are also required to satisfy certain financial covenants on a periodic basis, including the maintenance of a maximum consolidated leverage ratio of 2.00:1, a minimum fixed charge coverage ratio of 1.50:1, a minimum level of consolidated net worth, and a minimum annual consolidated ED financial responsibility composite score of 1.50. As of June 30, 2006, we were in compliance with the covenants of our U.S. Credit Agreement.

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

Capital Lease Obligations.   We have assumed capital lease obligations in connection with certain acquisitions. As of June 30, 2006, the principal balance of outstanding capital lease obligations was approximately $3.4 million.

Off-Balance Sheet Arrangements.   As of June 30, 2006, we were not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

Changes in Financial Position—June 30, 2006, compared to December 31, 2005

Selected consolidated balance sheet account changes from December 31, 2005, to June 30, 2006, were as follows:

	As of June 30, 2006	As of December 31, 2005	% Change
Assets
Current assets:
Cash and cash equivalents	$90,589	$132,308	-32%
Investments	287,369	272,093	6%
Total cash and cash equivalents andinvestments	377,958	404,401	-7%
Student receivables, gross	91,299	121,286	-25%
Allowance for doubtful accounts	(38,716)	(44,839)	-14%
Student receivables, net	52,583	76,447	-31%
Prepaid expense	48,805	37,412	30%
Other current assets	18,756	31,067	-40%
Goodwill	349,582	443,584	-21%
Liabilities and Stockholders’ Equity
Current liabilities:
Accrued payroll and related benefits	31,551	39,471	-20%
Accrued income taxes	—	23,509	-100%
Deferred tuition revenue	131,936	152,007	-13%
Long-term liabilities:
Deferred rent obligations	96,387	89,680	7%
Stockholders’ equity:
Treasury stock	$(325,003)	$(200,158)	62%

Cash and Cash Equivalents and Investments.   The decrease in total cash and cash equivalents and investments is primarily attributable to approximately $124.8 million used during the six months ended June 30, 2006, to purchase approximately 3.9 million shares of our common stock at an average price of approximately $32.44 per share in connection with our stock repurchase program.

Student Receivables.   The decrease in net student receivables is primarily attributable to the decrease in student population experienced by a majority of our schools during the six months ended June 30, 2006. Our allowance for doubtful accounts as a percentage of gross student receivables and quarterly days sales outstanding (“DSO”) were as follows as of the dates indicated:

	As of June 30, 2006	As of December 31, 2005	As of June 30, 2005
Allowance for doubful accounts as a percentage of gross student receivable	42.4%	37.0%	44.3%
Quarterly DSO (in days) (1)	11	14	13

(1)          We calculate DSO by dividing net receivables, including both student receivables and other receivables, by quarterly average daily revenue. Quarterly average daily revenue is computed by dividing total quarterly revenue by the total number of days in the quarter.

Prepaid expense.   The increase in prepaid expense is primarily attributable to an approximate $8.5 million increase in prepaid income taxes resulting from federal and state income tax payments made during the six months ended June 30, 2006. We were in an accrued income tax position as of December 31, 2005.

Other current assets.   The decrease in other current assets is primarily attributable to tenant improvement allowances attributable to certain of our schools’ operating leases received from lessors during the six months ended June 30, 2006.

Goodwill   The decrease in goodwill is primarily attributable to the total goodwill impairment charges of $95.4 million, pretax, recognized during the six months ended June 30, 2006, to reduce the carrying value of goodwill related to our Gibbs and Health Education segments. Of the total $95.4 million goodwill impairment charge recorded during the six months ended June 30, 2006, $10.4 million was recorded during the first quarter of 2006 and attributable to our Gibbs segment, and $85.0 million was recorded during the second quarter of 2006 and attributable to our Health Education segment. See Note 2. “Goodwill Impairment” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a detailed discussion of our goodwill impairment charges.

Accrued Payroll and Related Benefits.   The decrease in accrued payroll and related benefits is primarily attributable to 2005 annual employee bonus compensation payments made during the first quarter of 2006.

Accrued Income Taxes.   The decrease in accrued income taxes is primarily attributable to federal and state income tax payments made during the period, which shifted us into a net prepaid tax position, and was offset, in part, by current income tax liabilities associated with pretax earnings during the first half of 2006, excluding the impact of the non-deductible goodwill impairment charges recorded during the six months ended June 30, 2006.

Deferred Tuition Revenue.   The decrease in deferred tuition revenue is primarily attributable to a decrease in student population at a majority of our schools during the six months ended June 30, 2006.

Treasury Stock.   As discussed above, during the six months ended June 30, 2006, we repurchased approximately 3.9 million shares of our common stock for approximately $124.8 million at an average price of approximately $32.44 per share.

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

Interest Rate Exposure

Our borrowings under our credit agreements bear annual interest at variable rates tied to the prime rate and the Eurocurrency rate. The outstanding borrowings under these credit agreements were $14.7 million and $13.6 million as of June 30, 2006, and December 31, 2005, respectively.

The weighted average interest rate of borrowings under our credit agreements was 3.55% and 2.95% as of June 30, 2006, and December 31, 2005, respectively.

In addition, we had capital lease obligations totaling $3.4 million and $3.3 million, respectively, as of June 30, 2006, and December 31, 2005, bearing interest at a weighted average rate of 6.06% and 6.80%.

We estimate that the book value of our investments, debt instruments, and any related derivative financial instruments approximated their fair values as of June 30, 2006, and December 31, 2005. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

Foreign Currency Exposure

We are subject to foreign currency exchange exposures arising from current and anticipated transactions denominated in currencies other than the U.S. dollar and from the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts. Specifically, we are subject to risks associated with fluctuations in the value of the Euro, the Canadian dollar, and the British pound vis-à-vis the U.S. dollar. Our investment in our foreign operations as of June 30, 2006, was not significant to our consolidated financial position, and the book values of the assets and liabilities of such foreign operations as of June 30, 2006, approximated their fair values.

In addition, as of June 30, 2006, we had borrowings outstanding under our U.S. Credit Agreement of $14.7 million denominated in €11.5 million.

We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in foreign currency exchange rates is not significant.

Item 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings

Note 5 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we review on at least an annual basis our goodwill balances for impairment through the application of a fair value-based test. Our estimate of fair-value for each of our operating divisions is based primarily on projected future results and cash flows and other assumptions. As described in Note 2 “Goodwill Impairment” of the notes to our unaudited consolidated financial statements contained in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q, we recorded a goodwill impairment charge as of March 31, 2006, related to our Gibbs division in the amount of $10.4 million, pretax, or $0.06 per diluted share, and we recorded a goodwill charge as of June 30, 2006, related to our Health Education division in the amount of $85.0 million, pretax, or $0.85 per diluted share. If we are required to significantly write-down the carrying value of goodwill associated with any of our operating divisions in accordance with SFAS 142 in the future, our operating results and the market price of our common stock may be materially adversely affected.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the three months ended June 30, 2006:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2006—April 30, 2006	—	$—	—	275,075,570
May 1, 2006—May 31, 2006	906,503	31.96	906,503	246,099,261
June 1, 2006—June 30, 2006	2,254,782	31.50	2,254,782	175,078,469
Total	3,161,285	$31.63	3,161,285

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

Item 4.                        Submission of Matters to a Vote of Security Holders

(a)          Our annual meeting of stockholders was held on May 18, 2006.

(b)          Our stockholders voted as follows to elect three directors to our board of directors:

Directors:	Votes For:	Authority Withheld:
Keith K. Ogata	46,310,693	2,940,352
Patrick W. Gross	46,271,321	2,979,724
Steven H. Lesnik	46,269,955	2,981,090
James E. Copeland, Jr.	34,423,827	170,878
R. William Ide	34,406,022	188,683
R. Steven Bostic	29,452,049	5,142,656

Given that, as discussed below, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to declassify our board of directors, each of Messrs. Gross, Lesnik and Ogata will serve a one year term expiring at our 2007 Annual Meeting of Stockholders.

(c)

1.                Our stockholders voted as follows on a proposal to amend our Amended and Restated Certificate of Incorporation to declassify our board of directors:

For: 83,088,076	Against: 714,115	Abstentions: 44,938	Broker Non Votes: N/A

2.                Our stockholders voted as follows on a proposal to amend our Amended and Restated Certificate of Incorporation to permit stockholders holding at least sixty-six and two-thirds percent (66 2/3%) of the voting power of shares entitled to vote at an election of directors to call a special meeting of stockholders:

For: 81,845,722	Against: 1,413,304	Abstentions: 383,818	Broker Non Votes: N/A

3.                Our stockholders voted as follows to ratify the appointment of Ernst & Young LLP as independent auditors of our financial statements for the year ended December 31, 2006:

For: 82,937,855	Against: 872,010	Abstentions: 37,226	Broker Non Votes: N/A

Item 6.                        Exhibits

(a)          Exhibits

3.1	Restated Certificate of Incorporation of Career Education Corporation
3.2	Third Amended and Restated By-Laws of Career Education Corporation
10.1	Form of Restricted Stock Agreement under the Company’s 1998 Employee Incentive Compensation Plan
31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION

Date: August 9, 2006	By:	/s/ JOHN M. LARSON
John M. Larson
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2006	By:	/s/ PATRICK K. PESCH
Patrick K. Pesch
Executive Vice President,
Chief Financial Officer, Treasurer
and Assistant Secretary
(Principal Financial and Accounting Officer)