Form 10-Q/A
period 2006-06-30
CAREER EDUCATION CORP
filed 2006-08-15
CIK 1046568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of August 8, 2006: 94,694,046

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed for the purpose of amending the number of shares outstanding on the cover page to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006, which was filed with the Securities and Exchange Commission on August 9, 2006 (the “Original Form 10-Q”). Items included in the Original Form 10-Q that are not amended by this Form 10-Q/A remain in effect as of the date of filing of the Original Form 10-Q.

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

Date: August 14, 2006	By:	/s/ PATRICK K. PESCH
Patrick K. Pesch
Executive Vice President,
Chief Financial Officer, Treasurer
and Assistant Secretary