Form 10-Q
period 2006-09-30
CAREER EDUCATION CORP
filed 2006-11-07
CIK 1046568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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
Registrant’s telephone number, including area code:(847) 781-3600

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of November 6, 2006: 94,774,003

CAREER EDUCATION CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$116,157	$132,308
Investments	328,328	272,093
Total cash and cash equivalents and investments	444,485	404,401
Receivables:
Students, net of allowance for doubtful accounts of $37,902 and $44,839 as of September 30, 2006, and December 31, 2005, respectively	76,076	76,447
Other, net	8,494	5,015
Prepaid expenses	39,141	37,412
Inventories	13,839	14,090
Deferred income tax assets	10,122	10,122
Other current assets	19,021	31,067
Total current assets	611,178	578,554
PROPERTY AND EQUIPMENT, net	400,431	411,144
GOODWILL	349,459	443,584
INTANGIBLE ASSETS, net	34,559	35,286
OTHER ASSETS	31,844	37,537
TOTAL ASSETS	$1,427,471	$1,506,105
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$572	$627
Accounts payable	30,544	28,627
Accrued expenses:
Payroll and related benefits	30,653	39,471
Income taxes	2,618	23,509
Other	75,652	82,513
Deferred tuition revenue	177,419	152,007
Total current liabilities	317,458	326,754
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	13,737	16,358
Deferred rent obligations	97,453	89,680
Deferred income tax liabilities	31,212	31,212
Other	5,769	5,854
Total long-term liabilities	148,171	143,104
SHARE-BASED AWARDS SUBJECT TO REDEMPTION	15,641	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 103,819,031 and 103,384,741 shares issued, 94,696,546 and 98,112,741 shares outstanding as of September 30, 2006, and December 31, 2005, respectively	1,038	1,033
Additional paid-in capital	616,679	591,287
Accumulated other comprehensive income	1,127	1,989
Retained earnings	652,360	642,096
Cost of 9,122,485 and 5,272,000 shares in treasury as of September 30, 2006, and December 31, 2005, respectively	(325,003)	(200,158)
Total stockholders’ equity	946,201	1,036,247
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,427,471	$1,506,105

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
REVENUE:
Tuition and registration fees	$437,996	$472,231	$1,413,074	$1,433,044
Other	24,389	25,251	64,726	72,337
Total revenue	462,385	497,482	1,477,800	1,505,381
OPERATING EXPENSES:
Educational services and facilities	159,519	154,797	478,017	464,596
General and administrative	251,903	238,075	765,105	718,468
Depreciation and amortization	21,886	20,899	64,837	57,933
Goodwill and intangible asset impairment charge	785	—	96,149	—
Total operating expenses	434,093	413,771	1,404,108	1,240,997
Income from operations	28,292	83,711	73,692	264,384
OTHER INCOME (EXPENSE):
Interest income	4,491	1,890	13,469	7,877
Interest expense	(322)	(343)	(1,010)	(1,199)
Share of affiliate earnings	510	428	2,109	3,670
Miscellaneous income (expense)	120	228	(9)	(530)
Total other income	4,799	2,203	14,559	9,818
Income before provision for income taxes	33,091	85,914	88,251	274,202
PROVISION FOR INCOME TAXES	12,376	30,979	62,346	104,882
Income from continuing operations	20,715	54,935	25,905	169,320
DISCONTINUED OPERATIONS:
Loss from discontinued operations	—	—	—	(5,700)
NET INCOME	$20,715	$54,935	$25,905	$163,620
NET INCOME PER SHARE—BASIC:
Income from continuing operations	$0.22	$0.55	$0.27	$1.66
Loss from discontinued operations	—	—	—	(0.06)
Net income	$0.22	$0.55	$0.27	$1.60
NET INCOME PER SHARE—DILUTED:
Income from continuing operations	$0.22	$0.53	$0.26	$1.62
Loss from discontinued operations	—	—	—	(0.05)
Net income	$0.22	$0.53	$0.26	$1.57
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	94,721	100,540	96,605	101,966
Diluted	96,195	103,125	98,556	104,489

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other
	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Paid-in Capital	Comprehensive Income (Loss)	Retained Earnings	Total
BALANCE, December 31, 2005	103,385	$1,033	(5,272)	$(200,158)	$591,287	$1,989	$642,096	$1,036,247
Net income	—	—	—	—	—	—	25,905	25,905
Foreign currency translation loss	—	—	—	—	—	(841)	—	(841)
Unrealized loss on investments	—	—	—	—	—	(21)	—	(21)
Total comprehensive income								25,043
Treasury stock purchased	—	—	(3,850)	(124,845)	—	—	—	(124,845)
Share-based compensation:
Stock options	—	—	—	—	13,139	—	—	13,139
Nonvested stock	—	—	—	—	834	—	—	834
Employee stock purchase plan	—	—	—	—	676	—	—	676
Common stock issued under:
Stock option plans	295	3	—	—	4,671	—	—	4,674
Employee stock purchase plan	139	2	—	—	3,971	—	—	3,973
Tax benefit of options exercised	—	—	—	—	2,101	—	—	2,101
Adjustment of share-based awards
subject to redemption	—	—	—	—	—	—	(15,641)	(15,641)
BALANCE, September 30, 2006	103,819	$1,038	(9,122)	$(325,003)	$616,679	$1,127	$652,360	$946,201

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,715	$54,935	$25,905	$163,620
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and intangible asset impairment charge	785	—	96,149	—
Loss from discontinued operations	—	—	—	5,700
Depreciation and amortization expense	21,886	20,899	64,837	57,933
Compensation expense related to share-based awards	6,163	—	14,649	—
Loss on disposition of property and equipment	5	22	260	572
Share of affilate earnings, net of dividends received	3,633	(428)	2,034	(1,810)
Tax benefit associated with stock option exercises	—	2,410	—	4,826
Other	(234)	193	236	593
Changes in operating assets and liabilities	30,273	28,202	10,617	55,886
Net cash provided by operating activities	83,226	106,233	214,687	287,320
CASH FLOWS FROM INVESTING ACTIVITIES:
Business disposition	—	26	—	(908)
Purchases of property and equipment	(16,870)	(28,336)	(60,021)	(99,232)
Purchases of available-for-sale investments	(249,160)	(284,012)	(801,610)	(700,636)
Sales of available-for-sale investments	208,241	272,629	745,526	447,024
Other	(254)	46	(364)	1,504
Net cash used in investing activities	(58,043)	(39,647)	(116,469)	(352,248)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	—	(200,158)	(124,845)	(200,158)
Issuance of common stock	1,236	5,051	8,647	12,003
Tax benefit associated with stock option exercises	51	—	2,101	—
Payments of revolving loans	(3,487)	(181)	(3,487)	(2,060)
Proceeds from the issuance of other long-term debt	—	2,431	—	2,431
Payments of capital lease obligations and other long-term debt	(69)	(248)	(253)	(1,753)
Net cash used in financing activities	(2,269)	(193,105)	(117,837)	(189,537)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	2,654	(284)	3,468	(4,752)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,568	(126,803)	(16,151)	(259,217)
CASH AND CASH EQUIVALENTS, beginning of the period	90,589	217,044	132,308	349,458
CASH AND CASH EQUIVALENTS, end of the period	$116,157	$90,241	$116,157	$90,241

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

We are a dynamic educational services company committed to quality, career-focused learning and led by passionate professionals who inspire individual worth and lifelong achievement. Since our founding in 1994, we have progressed toward our goal of becoming the world’s leading provider of quality educational services. We are one of the world’s leading on-ground providers of private, for-profit postsecondary education and have a substantial presence in online education. Our schools and universities prepare students for professionally and personally rewarding careers through the operation of 84 on-ground campuses located throughout the United States and in France, Canada, and the United Kingdom and two fully-online academic platforms.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including those of a normal recurring nature, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The condensed consolidated balance sheet as of December 31, 2005, has been derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements. For additional information, refer to the consolidated financial statements and notes to consolidated financial statements as of and for the year ended December 31, 2005, included in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission (“SEC”) on March 6, 2006.

The unaudited condensed consolidated financial statements presented herein include the accounts of CEC and our wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

Certain amounts in our prior period financial statements have been reclassified to conform to the current period presentation.

2.                 GOODWILL IMPAIRMENT

Changes in the carrying amount of goodwill during the three months and nine months ended September 30, 2006, by reportable segment are as follows (in thousands):

			Culinary		Health
	Academy	Colleges	Arts	Gibbs	Education	INSEEC	University
	segment	segment	segment	segment	segment	segment	segment	Total
Goodwill balance as of June 30, 2006	$14,231	$28,029	$75,148	$—	$131,060	$13,548	$87,566	$349,582
Effect of foreign currency exchange rate changes	(5)	—	—	—	—	(118)	—	(123)
Goodwill balance as of September 30, 2006	$14,226	$28,029	$75,148	$—	$131,060	$13,430	$87,566	$349,459
Goodwill balance as of December 31, 2005	$14,074	$28,029	$75,148	$10,389	$216,035	$12,343	$87,566	$443,584
Goodwill impairment charge	—	—	—	(10,389)	(84,975)	—	—	(95,364)
Effect of foreign currency exchange rate changes	152	—	—	—	—	1,087	—	1,239
Goodwill balance as of September 30, 2006	$14,226	$28,029	$75,148	$—	$131,060	$13,430	$87,566	$349,459

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

Health Education Reporting Unit

Our Health Education reporting unit revenue and income from operations increased during the six months ended June 30, 2006, relative to revenue and loss from operations during the six months ended June 30, 2005. Additionally, our Health Education reporting unit achieved projected operating result and cash flow targets during the three months ended March 31, 2006. However, our Health Education reporting unit did not achieve projected student enrollment, operating result, and cash flow targets during the second quarter of 2006, and, accordingly, we concluded that the reporting unit will be unable to achieve full-year 2006 projected operating result and cash flow targets. Our Health Education reporting unit’s inability to achieve projected 2006 operating results and cash flows is primarily attributable to weak student population and start volume at certain of its schools during the second quarter of 2006, relative to projected student population and start volume during the second quarter of 2006.

In consideration of our Health Education reporting unit’s operating results during the second quarter of 2006 relative to projections and the small margin between the reporting unit’s carrying value and estimated fair value as of January 1, 2006, we retested the reporting unit’s goodwill balance for impairment as of May 31, 2006. The preliminary results of the test as of May 31, 2006, indicated that the value of goodwill attributable to our Health Education reporting unit of approximately $216.0 million had been impaired, as our estimate of the reporting unit’s fair value was less than the carrying value of the reporting unit. Thus, we recorded an estimated goodwill impairment charge during the second quarter of 2006 of $85.0 million, pretax, or $0.85 per diluted share, approximately $6.5 million of which we believe will be deductible for income tax reporting purposes.

During the third quarter of 2006, we finalized our test of our Health Education reporting unit’s goodwill balance. The test included a valuation of tangible and intangible assets attributable to the reporting unit. Completion of the test of the reporting unit’s goodwill balance did not result in a change to the $85.0 million, pretax, goodwill impairment charge recognized during the second quarter of 2006. However, as part of our overall test of the Health Education reporting unit’s goodwill balance, we were required to estimate the fair value of the reporting unit’s identifiable intangible assets, including trade names and accreditation, licensing, and Title IV Program participation rights. Upon finalizing our test of the Health Education reporting unit’s goodwill balance during the third quarter of 2006, we recorded an impairment charge of approximately $0.8 million, pretax, attributable to the identifiable intangible assets of our Health Education reporting unit, as the fair value of the identifiable intangible assets were less than the carrying value of the identifiable intangible assets as of May 31, 2006.

Gibbs Reporting Unit

Our Gibbs reporting unit did not achieve its projected student enrollment, operating result, and cash flow targets during the four months ended April 30, 2006, which, we believe, indicated that the reporting unit will be unable to achieve full-year 2006 projected operating results and cash flows. As previously disclosed, there are several key factors that have contributed to the continuing weakness in our Gibbs reporting unit’s operating results during 2006, including (1) significant actual and expected future declines in student population relative to student population in prior periods, (2) negative press coverage in 2004 and 2005 regarding us and certain of our Gibbs reporting unit campuses, and (3) the overall strengthening of economic conditions in the markets that our Gibbs reporting unit campuses serve.

In consideration of our Gibbs reporting unit’s weak 2006 operating results relative to projections and the small margin between the reporting unit’s carrying value and estimated fair value as of January 1, 2006, we retested the reporting unit’s goodwill balance for impairment as of April 1, 2006. The results of the test as of April 1, 2006, which was finalized prior to the filing of our Quarterly Report on Form 10-Q for the three months ended March 31, 2006, indicated that the value of goodwill attributable to our Gibbs reporting unit of approximately $10.4 million had been impaired, as our estimate of the reporting unit’s fair value was less than the carrying value of the reporting unit. Thus, we recorded a goodwill impairment charge during the first quarter of 2006 of $10.4 million, pretax, or $0.06 per diluted share, during the first quarter of 2006 to reduce the carrying value of our Gibbs reporting unit goodwill to zero as of March 31, 2006. We believe that this charge is deductible for income tax reporting purposes.

3.                 FINANCIAL INSTRUMENTS

Cash and Cash Equivalents and Investments

Cash equivalents include short-term investments with a term to maturity of less than 90 days. The U.S. Department of Education (“ED”) requires that funds from various federal financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended (“HEA”), which we refer to as “Title IV Programs,” collected in advance of student billings be kept in a separate cash account until the students are billed for the portion of their program related to those Title IV Program funds collected. The ED further requires that Title IV Program funds be disbursed to students within three business days of receipt. We do not recognize restricted cash balances on our consolidated balance sheets until all restrictions have lapsed. As of September 30, 2006, and December 31, 2005, the amount of restricted cash balances kept in separate cash accounts was not significant. Restrictions on cash balances have not affected our ability to fund daily operations.

Investments, which primarily consist of municipal auction rate securities and asset-backed securities, are classified as “available-for-sale” in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities ,

and are recorded at fair value. Any unrealized gains or temporary unrealized losses, net of income taxes, are reported as a component of accumulated other comprehensive income on our consolidated balance sheets. Realized gains and losses are computed on the basis of specific identification and are included in miscellaneous other income (expense) in our consolidated statements of income. Cash and cash equivalents and investments consist of the following as of September 30, 2006, and December 31, 2005 (in thousands):

	September 30, 2006
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$25,502	$—	$—	$25,502
Money market funds	70,956	—	—	70,956
Commercial paper	19,699	—	—	19,699
Total cash and cash equivalents	116,157	—	—	116,157
Investments (available-for-sale):
Auction rate municipal bonds (1)	315,902	7	—	315,909
Asset-backed securities	8,869	5	(1)	8,873
Mortgage-backed securities	3,551	1	(6)	3,546
Total investments	328,322	13	(7)	328,328
Total cash and cash equivalents and investments	$444,479	$13	$(7)	$444,485

	December 31, 2005
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$64,367	$—	$—	$64,367
Money market funds	44,513	—	—	44,513
Commercial paper	23,427	1	—	23,428
Total cash and cash equivalents	132,307	1	—	132,308
Investments (available-for-sale):
Auction rate municipal bonds (1)	239,003	—	(3)	239,000
Asset-backed securities	30,444	85	(41)	30,488
Mortgage-backed securities	2,619	—	(14)	2,605
Total investments	272,066	85	(58)	272,093
Total cash and cash equivalents and investments	$404,373	$86	$(58)	$404,401

(1)          Investments in auction rate municipal bonds generally have stated terms to maturity of greater than one year. However, we classify investments in auction rate municipal bonds as current on our consolidated balance sheets because we are generally able to divest our holdings at auction 30 days from our purchase date.

Student Receivables Valuation Allowance

Changes in our student receivables allowance during the three months and nine months ended September 30, 2006 and 2005, were as follows (in thousands):

	Balance, Beginning of Period	Charges to Expense	Amounts Written-off	Balance, End of Period
For the three months ended September 30, 2006	$38,716	$18,196	$(19,010)	$37,902
For the three months ended September 30, 2005	$50,726	$22,685	$(22,785)	$50,626
For the nine months ended September 30, 2006	$44,839	$50,460	$(57,397)	$37,902
For the nine months ended September 30, 2005	$61,136	$61,719	$(72,229)	$50,626

Credit Agreements

As of September 30, 2006, we have outstanding under our $200.0 million U.S. Credit Agreement revolving loans totaling $11.0 million and letters of credit totaling $16.1 million. Credit availability under our U.S. Credit Agreement as of September 30, 2006, is $172.9 million.

On February 18, 2003, our Canadian subsidiaries entered into an unsecured credit agreement (“Canadian Credit Agreement”) with a syndicate of financial institutions, represented by, among others, a Canadian administrative agent. On September 29, 2006, our Canadian subsidiaries executed an amendment to the Canadian Credit Agreement. Under the original Canadian Credit Agreement, our Canadian subsidiaries were able to borrow up to the U.S. dollar equivalent of 10.0 million in Canadian dollars under a revolving credit facility. Under the Canadian Credit Agreement, as amended, our Canadian subsidiaries may borrow up to the U.S. dollar equivalent of 2.5 million in Canadian dollars. The amendment to our Canadian Credit Agreement did not change any of the other substantive terms of the agreement. For a detailed discussion of the terms of the Canadian Credit Agreement, refer to Note 12. “Debt and Credit Agreements,” to the consolidated financial statements as of and for the year ended December 31, 2005, included in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2005.

As of September 30, 2006, we have no revolving loans outstanding under our $2.5 million (USD) Canadian Credit Agreement, as amended.

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

We record amounts withheld by Sallie Mae in the reserve account as a deposit in long-term assets on our consolidated balance sheet. Amounts on deposit may ultimately be utilized to purchase loans in default, in which case recoverability of such amounts would be in question. Therefore, we establish a 100% reserve against amounts on deposit through the use of a deposit contra-account. We believe that costs associated with our Sallie Mae recourse loan programs are directly attributable to the educational activity of our schools and the support of our students. Therefore, such costs are classified as educational services and facilities expense in our consolidated statements of income. Costs are recognized on a straight-line basis over the course of the instructional term for which the underlying loan was granted as the related revenues are earned. Upon purchasing Sallie Mae loans in default, we transfer an amount equal to the total balance of the loans purchased from the deposit account to a long-term recourse loan receivable account and transfer an offsetting amount from the deposit contra-account to a long-term recourse loan receivable contra-account, such that the net book value of the purchased loans is generally zero.

In October 2006, we negotiated an amendment to our loan agreement that reduced the minimum credit score required for our students to qualify for a non-recourse loan under Sallie Mae’s non-recourse loan program. The amendment also reduced loan fees and interest rates charged to our students for both non-recourse and recourse loans funded by Sallie Mae. Under the amendment, we will pay Sallie Mae a fee equal to 25% of all recourse loans funded under the agreement after February 1, 2007. Pursuant to the amendment, we will no longer be required to deposit a portion of loans funded under the agreement into a Sallie Mae reserve account. In addition, we will no longer be required to repurchase any loans funded under the agreement after February 1, 2007. The amendment is subject to further negotiation between Sallie Mae and us.

Stillwater.   The private student loans subject to the Stillwater purchase agreement are made by Stillwater, and serviced by Sallie Mae, to students at our schools if (1) the student demonstrates a specified minimum credit score, which is less than the minimum credit score required pursuant to our recourse loan agreement with Sallie Mae, (2) any bankruptcy proceeding involving the student has been discharged for at least 18 months, and (3) the student is not in default or delinquent with respect to any prior student loan. Under the terms of the purchase agreement, Stillwater retains 50% of the loan amounts disbursed and deposits this amount into a reserve account. Under the terms of the purchase agreement, Stillwater has an option, but not an obligation, to sell to us 100% of these private student loans on a monthly basis. We are required to purchase all eligible private student loans offered for sale by Stillwater for a price equal to the current principal balance plus accrued interest. A private student loan funded by Stillwater becomes eligible for sale (a) 180 days after the loan is disbursed or (b) upon us notifying Stillwater that the applicable student has graduated or dropped below half-time enrollment at one of our schools. To date, Stillwater has sold to us all private student loans that were eligible for sale. Upon purchase of private student loans from Stillwater, we receive all funds that were placed into the reserve account with respect to the specific loans purchased.

Amounts held in reserve with Stillwater will be used to finance 50% of the principal balance of any loans that we are required to purchase pursuant to the agreement. We record such amounts as a deposit in long-term assets on our consolidated balance sheet. Based on our collection experience, we establish a 100% reserve against Stillwater funds on deposit. Due to the high level of uncollectible amounts expected under the Stillwater agreement, the associated costs are classified as a reduction of the related tuition revenue in our consolidated statements of income. Costs are recognized on a straight-line basis over the course of the instructional term for which the underlying loan was granted as the related revenues are earned. Upon purchasing Stillwater loans in default, we record the total balance of the loans as a long-term recourse loan receivable and transfer the reserve for recourse loans withheld by the lender, totaling approximately 50% of the related principal balance, from the deposit contra-account to the long-term loan receivable contra-account, such that the net book value of the purchased loans is approximately 50% of the related principal balance. Based on our collections experience, we believe that the 50% reserve is reasonable to provide for Stillwater loans that have been purchased or that may be purchased and that may be ultimately uncollectible. We evaluate the collectibility of our Stillwater loan receivables on a periodic basis and may adjust our reserve estimates in future periods based on collections experience.

The following table reflects selected information with respect to each of our recourse loan agreements, including cumulative loan disbursements and purchase activity under the agreements from inception through September 30, 2006 (in millions, except for cumulative loan limits per student):

Lender	Agreement Effective Date	Disbursed Loan Limit		Cumulative Loan Limit Per Student(5)	Loans Disbursed		Loans Purchased	Loans We May be Required to Purchase (6)
Sallie Mae	July 2002 to June 2009(1)	$ 180.0	(3)	$ 12,000 to $28,000	$ 111.6	(3)	$ 22.3	$ —
Stillwater	Commenced December 2003(2)	$ 20.0	(4)	$ 7,500 to $13,500	$ 24.2		$ 26.3	$ 3.2

(1)          Our original recourse loan agreement with Sallie Mae was effective for loans originated from July 1, 2002, to February 28, 2006. We entered into a new recourse loan agreement effective March 1, 2006, that expires on June 30, 2009.

(2)          The Stillwater agreement commenced in December 2003 and has no stated termination date. We or Stillwater may terminate the agreement 90 days after notifying the other party of our or its intention to do so.

(3)          Our original recourse loan agreement with Sallie Mae had no stated limit for the amount of loans to be disbursed under the agreement. Loans funded prior to March 1, 2006, were subject to this previous agreement. Under our new recourse loan agreement with Sallie Mae, the total amount of loans that may be funded may not exceed $180.0 million through June 30, 2008. The new agreement provides for funding limits of $20.0 million for the period of March 1, 2006, to June 30, 2006, $80.0 million for the period of July 1, 2006, to June 30, 2007, and $80.0 million for the period of July 1, 2007, to June 30, 2008. There is currently no stated loan funding limit for the period of July 1, 2008, to June 30, 2009. Instead, any funding limit for this period must be negotiated by both parties prior to July 1, 2008. Of the total $111.6 million of loans disbursed from inception of our original recourse loan agreement through September 30, 2006, approximately $22.1 million has been disbursed under the new agreement.

(4)          Under the Stillwater agreement, the total amount of loans held by Stillwater at any time cannot exceed $20.0 million.

(5)          Loan limit per student generally represents the maximum loan amount available to an individual student during his or her complete academic program at one of our schools. Loan limits vary based on the length and cost of the student’s academic program.

(6)          Loans we may be required to purchase represents the maximum principal amount of loans under each agreement that we may be required to purchase in the future based on cumulative loans disbursed and purchased through September 30, 2006.

Costs associated with our recourse loan agreements for the three months and nine months ended September 30, 2006 and 2005, are set forth below (in thousands). As discussed above, costs incurred in connection with our Sallie Mae agreement are classified as a component of educational services and facilities expense in our consolidated statements of income, and costs incurred in connection with our Stillwater agreement are classified as a reduction of tuition and registration fee revenue in our consolidated statements of income.

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2006	2005	2006	2005
Sallie Mae	$2,042	$1,737	$5,472	$6,969
Stillwater	$468	$1,240	$2,532	$4,627

Outstanding recourse loan deposit, contra-deposit, loan receivable, and contra-loan receivable balances as of September 30, 2006, and December 31, 2005, are set forth below (in thousands).

	Deposits	Contra-Deposits	Net Book Value
Sallie Mae
As of September 30, 2006	$—	$—	$—
As of December 31, 2005	$6,893	6,702	$191
Stillwater
As of September 30, 2006	$1,594	$1,470	$124
As of December 31, 2005	$3,072	2,721	$351

	Loan Receivable	Allowance For Uncollectible Loans	Net Book Value
Sallie Mae
As of September 30, 2006	$22,320	$22,320	$—
As of December 31, 2005	$9,583	9,583	$—
Stillwater
As of September 30, 2006	$29,072	$19,783	$9,289
As of December 31, 2005	$17,747	11,181	$6,566

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

On June 17, 2004, plaintiffs filed a consolidated amended complaint. On February 11, 2005, defendants’ motion to dismiss was granted, without prejudice. On April 1, 2005, plaintiffs filed a second amended complaint. On March 28, 2006, defendants’ motion to dismiss the second amended complaint was granted, without prejudice. On May 1, 2006, plaintiffs filed a third amended complaint. Defendants filed their motion to dismiss the third amended complaint on August 2, 2006. Plaintiffs filed their response to defendants’ motion to dismiss the third amended complaint on October 18, 2006. Defendants’ reply brief in support of the motion to dismiss is due on November 22, 2006.

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

On October 1, 2004, the court ordered the McSparran lawsuit to be consolidated with the derivative action captioned Ulrich v. John M. Larson, et al., which was filed in the United States District Court for the Northern District of Illinois on July 20, 2004, and names the same defendants and asserts the same claims as alleged in the McSparran lawsuit. On November 5, 2004, plaintiffs filed an amended consolidated complaint. On March 24, 2005, the Court stayed discovery pending resolution of defendants’ motion to dismiss. On January 27, 2006, the Court issued an order denying defendants’ motion to dismiss. On May 12, 2006, the Court granted defendants’ motion for reconsideration of the order denying their motion to dismiss, and dismissed the complaint. On June 8, 2006, the Court granted the plaintiffs’ leave to file an amended complaint. Plaintiffs filed their amended complaint the same day. Defendants filed a motion to dismiss the amended complaint on August 25, 2006. Plaintiffs filed their response to defendants’ motion to dismiss on October 13, 2006. Defendants’ reply brief in support of the motion to dismiss is due on November 10, 2006.

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

As previously disclosed, on June 3, 2005, a derivative suit captioned Romero v. Dowdell, et al., was filed in the Chancery Court of New Castle County, Delaware, on behalf of CEC against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, and CEC as a nominal defendant. Each of the individual defendants is or was one of our officers or directors. The complaint alleged breach of fiduciary duty for insider stock sales, misappropriation of information for personal profit and breach of fiduciary duty of good faith, generally based on allegations of conduct similar to that complained of in the lawsuits captioned In re Career Education Corporation Securities Litigation, McSparran v. John M. Larson, et al., Xiao-Qiong Huang v. John M. Larson, et al., and Nicholas v. Dowdell, et al. On July 17, 2006, the Court granted plaintiffs’ motion to consolidate the Romero action with Neel v. Dowdell, et al., which was filed on May 15, 2006, in the Chancery Court of New Castle County, Delaware, on behalf of CEC against Robert E. Dowdell, Thomas B. Lally, John M. Larson, Wallace O. Laub, Keith K. Ogata and Patrick K. Pesch, and CEC as a nominal defendant. Each of the individual defendants in the Neel action is or was one of our officers or directors. The Neel lawsuit alleged breach of fiduciary duties and unjust enrichment based on allegations of conduct similar to that complained of in the Romero action. On July 18, 2006, plaintiffs filed a consolidated derivative complaint under the caption In re Career Education Corporation Securities Litigation Derivative Litigation. The consolidated derivative complaint alleges claims that are generally similar to those alleged in the original Romero complaint, and seeks imposition of a constructive trust and disgorgement of profits, unspecified damages, and equitable relief and reimbursement of the plaintiffs’ costs and disbursement of the action. Defendants filed a motion to dismiss the consolidated derivative complaint on August 1, 2006, and a brief in support of that motion on September 25, 2006. Plaintiffs’ response to the motion to dismiss is due November 20, 2006, and defendants’ reply brief in support of the motion is due December 18, 2006.

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

Student Litigation

Laronda Sanders, et al. v. Ultrasound Technical Services, Inc. et al.   On March 15, 2006, 12 former students of the Landover, Maryland campus of Sanford-Brown Institute (“SBI”), one of our schools, filed a class action complaint, on behalf of themselves and all others similarly situated, against us and Ultrasound Technical Services, Inc. (“UTS”), one of our subsidiaries, in the Circuit Court for Prince George’s County, Maryland. The complaint alleges that the defendants made fraudulent misrepresentations and violated the Maryland consumer fraud act by misrepresenting or failing to disclose, among other things, details regarding instructors’ experience or preparedness, availability of clinical externship assignments, and estimates for the dates upon which the plaintiffs would receive their certificates and be able to enter the work force. Plaintiffs further allege that defendants failed to maintain accurate attendance records, and that the defendants negligently or deliberately dropped students without justification. The complaint also alleges that defendants breached the enrollment contract with plaintiffs by failing to provide the promised instruction, training, externships, and placement services. Plaintiffs seek actual damages, punitive damages, and costs. Defendants removed the action to the United States District Court for the District of Maryland, Greenbelt Division, and filed a motion to dismiss significant portions of the complaint. Plaintiff moved to remand the action to state court. On September 18, 2006, the Court denied plaintiffs’ motion to remand. The Court also granted defendants’ motion to dismiss the common law and statutory fraud counts of the complaint, with leave to amend. On October 17, 2006, plaintiffs filed an amended complaint.

McCarten, et al. v. Allentown Business School, Ltd. t/a Lehigh Valley College.   As previously disclosed, on September 28, 2005, a complaint was filed against Allentown Business School, Ltd. (“Allentown”), one of our subsidiaries, in the Court of Common Pleas of Lehigh County, Pennsylvania. The complaint purports to be brought on behalf of all former students of Allentown, now known as Lehigh Valley College, who received allegedly “high interest private loans” to fund their tuition requirements. The complaint alleges that Allentown violated Pennsylvania’s Unfair Trade Practices and Consumer Protection Law and engaged in intentional misrepresentation, negligent misrepresentation, and negligence by allegedly rushing students through a loan application process, through which students applied for and accepted “private, non-federal, non-state loans” at times when such students were allegedly eligible for low interest federal or state guaranteed education loans. The plaintiffs, on behalf of the putative class, seek compensatory and punitive damages in an unspecified amount. On December 12, 2005, the plaintiffs filed an amended complaint asserting the same claims as set forth in the initial compliant. On December 14, 2005, Allentown moved to compel arbitration. Oral argument on the motion to compel arbitration was heard on August 16, 2006, and the parties are awaiting a decision from the Court.

Bradley, et al. v. Sanford Brown-College, Inc., et al.   As previously disclosed, on August 25, 2005, eight former students of the radiography program at our Sanford-Brown College (“SBC”) school in Kansas City, Missouri filed a complaint in the Circuit Court of Clay County, Missouri against us, SBC, one of our subsidiaries, and Whitman Education Group, Inc. The complaint alleges that the defendants made fraudulent misrepresentations and violated the Missouri Merchandising Practices Act by misrepresenting or failing to disclose, among other things, details regarding instructors’ experience or preparedness, estimates for starting salaries of program graduates, that the curriculum would prepare the students for the state board exams for radiography, that credit hours earned at SBC were transferable, and that SBC reported false expense estimates and false class credits in applications for federal and state grant and loan programs, and that admissions representatives had sales quotas for enrolling new students. The complaint also alleges that the defendants breached enrollment contracts with the plaintiffs by failing to provide the promised instruction, training, and placement services. Plaintiffs seek actual damages, punitive damages, and attorneys’ fees and costs, and other relief. On October 5, 2005, defendants removed the case to the United States District Court for the Western District of Missouri, and on October 13, 2005, filed a motion to dismiss. Pursuant to the Court’s order, plaintiffs filed an amended complaint on December 16, 2005, which the defendants have answered. On July 13, 2006, plaintiffs filed a second amended complaint, adding Marlin Acquisition Corp., one of our subsidiaries, and Colorado Technical University, Corp., one of our subsidiaries, as defendants. Motions for summary judgment have been filed on behalf of us, Colorado Technical University, Inc., and Marlin Acquisition Corp. Discovery is in progress.

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

Thurston, et al. v. Brooks College, Ltd., et al.   As previously disclosed, on March 21, 2005, a purported class action complaint was filed in the Superior Court for the State of California, County of Los Angeles, against Brooks College, one of our schools. The complaint was purportedly filed on behalf of all current and former attendees of Brooks College. The complaint alleges that Brooks College violated the California Business and Professions Code and Consumer Legal Remedies Act by allegedly misleading potential students regarding Brooks College’s admission criteria, transferability of credits, and retention and placement statistics, and by engaging in false and misleading advertising. Plaintiffs seek injunctive relief, restitution, unspecified punitive and exemplary damages, attorneys’ fees, interest, costs, and other relief. On June 24, 2005, the Court ruled that this action was related to the case captioned Outten, et al. vs. Career Education Corporation, et al., which is described below. Brooks College filed an answer to the complaint on May 31, 2006. The parties are engaged in pre-trial discovery. The Court has ordered plaintiffs to file a motion for class certification on December 18, 2006. No trial date has been set for this matter.

Nilsen v. Career Education Corporation, et al.   As previously disclosed, on February 4, 2005, three former students of Brooks Institute of Photography (“BIP”), one of our schools, filed a purported class action complaint in the Superior Court of the State of California, County of Santa Barbara, against us and BIP. The action was purportedly brought on behalf of all students who attended BIP from February 4, 2001, to the present.

Plaintiffs’ third amended complaint states causes of action for: (1) violations of the California Education Code; (2) violations of the Consumer Legal Remedies Act; (3) fraud; (4) false advertising in violation of California Business and Professions Code §§17500, et seq.; and (5) unfair competition in violation of California Business and Professions Code §§17200, et seq. The plaintiffs primarily allege that BIP violated the California Education Code, the California Consumer Legal Remedies Act, and California’s Unfair Competition Law by allegedly misleading potential students regarding BIP’s placement rates and by engaging in false and misleading advertising. The plaintiffs seek injunctive relief, disgorgement of profits, punitive damages, interest, and attorneys’ fees and costs. On October 11, 2006, the Court overruled the defendants’ demurrers and motion to strike a portion of the third amended complaint.

The Court has ordered plaintiffs to file their motion for class certification on February 14, 2007, and scheduled a hearing on February 27, 2007, at which time the Court will set a briefing schedule for the opposition and reply to plaintiffs’ motion as well as a hearing date. We have initiated discovery of the class representatives.

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

Outten, et al. v. Career Education Corporation, et al.   As previously disclosed, on July 19, 2004, an amended complaint was filed in the Superior Court of the State of California, County of Los Angeles, against us and AIU, one of our schools. We filed an answer to the amended complaint, denying all material allegations therein, and have raised various affirmative defenses. On October 6, 2004, plaintiffs filed a second amended complaint, which added individuals who are current and former employees of AIU. The second amended complaint alleges that AIU violated the California Unfair Competition Law (California Business and Professions Code), the California Consumer Legal Remedies Act, and the California Education Code, and engaged in common law consumer fraud by allegedly misleading potential students regarding AIU’s placement, retention, and matriculation rates, and engaging in financial aid and admission improprieties. The lawsuit appears to have been brought on behalf of all current and prior attendees of AIU residing in California. The plaintiffs, on behalf of the putative class, seek injunctive relief, restitution, unspecified punitive and exemplary damages, attorneys’ fees and costs, interest, and other relief. On March 10, 2005, defendants filed an answer to the second amended complaint as well as a cross-complaint. On June 24, 2005, the Court ruled that this action was related to another action captioned Thurston, et al. v. Brooks College, Ltd., et al., which is described above. The parties are engaged in pre-trial and class-related discovery. Defendants’ opposition to plaintiffs’ class certification motion is due December 18, 2006. No trial date has been set for this matter.

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

In July 2006, Briarcliffe College, one of our schools, was notified by the ED that it intends to conduct a program review. The ED has since completed its program review and the school is awaiting the ED’s program review report.

In October 2006, the Cooking and Hospitality Institute of Chicago, one of our schools, was notified by the ED that it intends to conduct a program review beginning in November 2006. The ED has yet to begin this program review.

We expect that the outcomes of these and other program reviews will be considered by the ED in connection with its evaluation of the general restrictions imposed pursuant to its June 2005 letter.

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

State Regulatory Actions

Katharine Gibbs-New York (“Gibbs-NY”).   On April 20-21, 2006, the Office of College and University Evaluation of the New York State Education Department (the “Education Department”) conducted a site visit to Gibbs-NY. The purpose of the visit was to examine Gibbs-NY’s compliance with the regulations of the Education Department. On June 28, 2006, the Education Department issued a draft report relating to its site visit. The draft report included a number of findings and recommendations, and indicated that Gibbs-NY may be out of compliance with Education Department regulations in several areas. Gibbs-NY submitted a response to the draft report within the prescribed time period, and is awaiting a response from the Education Department.

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

Lehigh Valley College (“Lehigh”).   As previously disclosed, on July 20, 2005, the Bureau of Consumer Protection of the Office of Attorney General in Pennsylvania (“Pennsylvania AG”) notified Lehigh that it had begun a review of the business practices of the school. The Pennsylvania AG requested certain documents, including information relating to Lehigh’s recruitment practices, student complaints, and financial aid policies and procedures, which we provided in August 2005.

In a May 31, 2006, subpoena, the Pennsylvania AG requested that Lehigh provide additional documents and information and appear to answer certain inquiries. Lehigh has produced documents responsive to the Pennsylvania AG’s additional requests and has made a former senior administrator available to answer the Pennsylvania AG’s inquiries. In October 2006, the Pennsylvania AG alleged that Lehigh and CEC violated Pennsylvania consumer protection laws. The Pennsylvania AG has offered us and Lehigh the opportunity to resolve this matter by entering into an assurance of voluntary compliance and paying a fine. We are currently reviewing the matter. If a resolution cannot be reached, the Pennsylvania AG may commence civil litigation for injunctive relief, costs, and fines.

We do not believe that we or Lehigh have violated Pennsylvania consumer protection laws. We intend to vigorously defend this matter if a resolution cannot be reached and the Pennsylvania AG commences civil litigation.

Brooks Institute of Photography (“BIP”).   As previously disclosed, on July 11, 2005, BIP received a notice of conditional approval (“Notice”) to operate from the California Bureau for Private Postsecondary and Vocational Education (“BPPVE”) for a period of two years, through June 30, 2007. BIP requested an administrative hearing to contest what it believed to be unfair, unwarranted, and unsupported findings and conditions. The administrative law judge assigned to preside over this matter bifurcated this administrative hearing. On February 2, 2006, the parties tried the sole issue of whether the BPPVE’s notice is void because the BPPVE violated its own enabling legislation by its admitted failure to conduct a qualitative review of BIP’s renewal application by a “visiting committee” of independent experts. On March 16, 2006, the administrative law judge ruled that the BPPVE improperly issued the Notice and that the Notice is invalid. The administrative law judge found that the BPPVE failed to follow the California Education code and its own regulations.

On May 20, 2006, the California Department of Consumer Affairs (“CDCA”), which is the final decision maker in these proceedings, issued its final decision in a written opinion in favor of BIP. The CDCA’s opinion largely tracked the opinion of the administrative law judge, and concluded that the Notice is void and that BIP’s approval to operate remains in effect pending a proper review by the BPPVE. BPPVE has tentatively proposed that the proper review take place in January 2007.

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

Accrediting Body Actions

American InterContinental University London (“AIU—London”).   AIU—London has been authorized by the applicable U.S. and United Kingdom agencies to grant academic credentials. AIU—London is authorized to grant academic degrees by the Nonpublic Postsecondary Education Commission of the State of Georgia. U.S. students that attend AIU—London are eligible to participate in Title IV Programs through AIU—London’s status as branch campus of AIU—Buckhead. As previously disclosed, on December 12, 2005, AIU—London entered into an accreditation agreement with London South Bank University, which is currently reviewing AIU—London’s programs in order to validate student degrees in those programs. AIU—London’s prior accreditation agreement with The Open University has terminated. On June 23, 2006, AIU—London filed a lawsuit against The Open University alleging wrongful termination of the accreditation agreement and wrongful denial by The Open University of its obligations to confer degrees on AIU—London students. AIU—London is a “Listed Body” pursuant to The Education (Listed Bodies) (England) Order 2002. The Open University served its defense and counterclaim on August 17, 2006, denying AIU—London’s claims and alleging that AIU—London was in repudiatory breach of the accreditation agreement. On October 10, 2006, AIU—London served The Open University with its reply and defense to counterclaim, denying The Open University’s claims, and also served a request for further information relating to the defense and counterclaim. The Open University served its response to the request for further information on October 31, 2006. A trial in this matter is scheduled to begin in March 2007.

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

In addition, SACS deferred consideration of substantive changes and authorized a SACS special committee to visit the school in 2005. The SACS’ special committee was directed to visit AIU and evaluate the school regarding certain of SACS Principles of Accreditation. The SACS special committee completed its visits to certain of our AIU campuses in July 2005, and delivered a formal report. In September 2005, AIU submitted its response to the SACS special committee’s recommendations included in the July 2005 visit formal report. Subsequently, on December 6, 2005, SACS notified AIU that it had placed the school on Probation status for one year. A formal letter from SACS dated January 5, 2006, notified AIU that only two of the 18 response items from AIU’s September 2005 submission were accepted. In August 2006, AIU submitted its formal response to SACS’ January 5, 2006, letter. In October 2006, a SACS special committee completed site visits of selected AIU campuses. In November 2006, the SACS special committee provided AIU with a draft of the report that will be submitted to SACS, and AIU is in the process of preparing a response. A status review of AIU’s Probation status is currently scheduled for SACS December 2006 meeting. AIU is committed to resolving all issues identified by SACS.

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

6.                 STOCK REPURCHASE PROGRAM

In July 2005, our Board of Directors authorized us to use up to $300.0 million for the repurchase of shares of our outstanding common stock (the “repurchase program”). Pursuant to the repurchase program, we may repurchase shares of our outstanding common stock on the open market or in private transactions from time to time, depending on certain factors including market conditions and corporate and regulatory requirements. The repurchase program does not have an expiration date and may be suspended or discontinued at any time. During the year ended December 31, 2005, we repurchased 5.3 million shares of our common stock for approximately $200.2 million at an average price of $37.97 per share. In February 2006, our Board of Directors authorized us to use an additional $200.2 million for the repurchase of shares of our outstanding common stock under the repurchase program. This authorization was in addition to the $99.8 million that was still available, as of December 31, 2005, under our original $300.0 million repurchase program authorization.

During the three months ended September 30, 2006, we did not repurchase any shares of our common stock. During the nine months ended September 30, 2006, we repurchased 3.9 million shares of our common stock for approximately $124.8 million at an average price of $32.44 per share.

From July 2005 through September 30, 2006, we repurchased 9.1 million shares of our common stock for approximately $325.0 million at an average price of $35.63 per share. As of September 30, 2006, we may purchase up to an additional $175.1 million of shares of our common stock under the repurchase program.

The repurchase of shares of our common stock reduces the amount of cash available to pay cash dividends to our common stockholders. We have never paid cash dividends on our common stock.

7.                 SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

Under our 1998 Employee Incentive Compensation Plan, as amended, (the “Employee Plan”) and our 1998 Non-Employee Directors’ Stock Option Plan (the “Directors Plan”), (collectively, the “plans”) non-employee members of our Board of Directors, officers and other employees may receive grants of incentive stock options, nonqualified stock options, shares of nonvested stock, stock appreciation rights, and other awards. We are authorized to grant up to approximately 26.9 million shares of common stock under the plans and, as of September 30, 2006, we have reserved approximately 9.6 million shares of common stock for the exercise of options outstanding as of September 30, 2006, and approximately 2.1 million additional shares of common stock for future stock option awards under the plans.

Stock Options.   The exercise price of stock options granted under the plans is equal to the fair market value of our common stock on the date of grant. Employee stock options become exercisable ratably over a four-year period from the date of grant and expire ten years after the date of grant, unless an earlier expiration date is set at the time of the grant. Non-employee directors’ stock options expire ten years after the date of grant and are generally exercisable as follows: one-third on the grant date, one-third on the first anniversary of the grant date, and one-third on the second anniversary of the grant date. Both employee stock options and non-employee director stock options are subject to possible earlier exercise and termination in certain circumstances. Since the inception of the plans, grants of stock options have only been subject to the service conditions discussed previously. No stock option grants have included performance or market conditions that affect the stock options vesting or other pertinent factors.

Nonvested Stock.   Shares of nonvested stock become vested three years after the date of grant. If a participant terminates his or her employment for any reason during the vesting period other than by death or disability, he or she forfeits the right to all shares of nonvested stock. Shares of nonvested stock are subject to possible acceleration in certain circumstances. Certain of the shares of nonvested stock that we have granted to participants are subject to performance conditions that may affect the number of shares of nonvested stock that will ultimately vest at the end of the requisite service period. These awards are henceforth referred to as “performance-vesting nonvested stock.”

Change in Control Provision.   In addition to the conditions discussed above, each of the share-based awards granted under the plans, including stock options and shares of nonvested stock, are subject to a “change in control” provision included in our share-based compensation plans. As defined by the plans, a change in control is deemed to have occurred if, among other things, any corporation, person or other entity (other than CEC, a majority-owned subsidiary of CEC or any of CEC’s subsidiaries, or an employee benefit plan sponsored or maintained by CEC), including a “group” as defined in Section 13(d)(3) of the Exchange Act, becomes the beneficial owner of our common stock representing more than 20 percent of the combined voting power of our then outstanding securities.

Under the Employee Plan, in the event of a change in control:

•       Any stock options outstanding as of the date of the change in control and not then exercisable would become fully exercisable to the full extent of the original grant.

•       The restrictions applicable to any outstanding shares of nonvested stock awards would lapse, and the shares of nonvested stock would become fully vested and transferable to the full extent of the original grant.

•       The performance goals and other conditions with respect to any performance vesting nonvested stock or stock options subject to performance vesting conditions would be deemed to have been satisfied in full, and such awards would generally become fully distributable.

•       Plan participants holding share-based awards as of the date of the change in control would have the right, by giving notice to CEC during the 60-day period from and after the date of a change in control, to elect to surrender all or part of a share-based award to CEC and receive, within 30 days of such notice, cash in an amount equal to the amount by which the per share change in control price, as defined below, exceeds the per share amount that the employee must pay to exercise the award, multiplied by the number of awards for which the employee has exercised this right.

Under the Director Plan, in the event of a change in control, any stock options outstanding as of the date of such change in control and not then exercisable will become fully exercisable to the full extent of the original grant. In addition, our Board of Directors will have full discretion to do, among other things, any or all of the following with respect to an outstanding stock option:

•       To cause any stock option awarded under the Director Plan to be cancelled, provided notice of at least 15 days thereof is provided before the date of cancellation;

•       To grant the participant, by giving notice during a pre-set period, the right to surrender all or part of a stock option to us and to receive cash in an amount equal to the amount by which the change in control price per share on the date of such election exceeds the amount which the participant must pay to exercise the stock option per share of our common stock, multiplied by the number of shares of our common stock for which the director has exercised this right; and

•       To take any other action our Board of Directors determines to take.

In the event of a change in control, as described above, the change in control price is defined by the plans as the greatest reported sales price of a share of our common stock in any transaction reported on the principal exchange that our shares are listed during the 60-day period prior to and including the date of the change in control event.

As of September 30, 2006, we are not aware of any person or entity, including a group, who beneficially owns, or at any point previously owned, 20 percent or more of the combined voting power of our outstanding common stock. As of June 30, 2006, the most recent date of disclosure required under the Exchange Act, no individual shareholder owned more than 19.08 percent of the combined voting power of our then outstanding common stock. If any person or entity, including a group, beneficially owned 20 percent or more of the combined voting power of our then outstanding common stock as of September 30, 2006, triggering the change in control provisions discussed above, we would have recognized additional share-based compensation expense of $80.5 million. The estimated additional share-based compensation expense represents, for each outstanding share-based award, the greater of (a) the unrecognized grant date compensation expense for the share-based award as of September 30, 2006, or (b) the fair value of the cash redemption value of the share-based award as of September 30, 2006, less share-based compensation expense previously recorded under SFAS No. 123 (revised), Share-Based Payment (“SFAS 123R”) or disclosed as pro forma compensation expense under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), based on a change in control price of $28.66 per share, the highest reported share price of a share of our common stock in a transaction reported on the NASDAQ Global Select Market, during the 60-day period prior to and including September 30, 2006.

Our estimation of additional expense that we would have recorded as of September 30, 2006, upon the occurrence of a change in control triggering event assumes that we would not be required to recognize share-based compensation expense of $33.1 million that had been previously disclosed as pro forma expense under SFAS 123. If we were required to record in our income statement share-based compensation expense that we had previously disclosed as pro forma expense under SFAS 123, we would have recognized additional share-based compensation expense of $113.6 million during the third quarter of 2006.

The appropriate application of SFAS 123R and its interpretations in this instance is not specifically addressed by existing authoritative guidance, and we are still in the process of determining the amount of compensation expense that we would have been required to recognize assuming a September 30, 2006, change in control triggering event. However, based on our interpretation of existing authoritative guidance, we believe we would have been required to recognize compensation expense of $80.1 million or $113.6 million.

Additionally, if the change in control provisions had been triggered as of September 30, 2006, or if we determined that the occurrence of a change in control event was probable, we would have recognized a liability of $91.5 million as of September 30, 2006, representing the estimated fair value of the obligation that would be due to participants who are eligible to surrender all or part of a share-based award to us in exchange for cash. Our estimation of this cash liability assumes that participants would elect to redeem for cash all nonvested shares outstanding as of September 30, 2006, and all stock options outstanding as of September 30, 2006, with an exercise price less than the change in control price. The amount of our potential cash redemption liability associated with share-based awards outstanding as of September 30, 2006, is unaffected by the ultimate resolution of the accounting question discussed above.

Shared-based Awards Activity.   Stock option activity during the nine months ended September 30, 2006, under the plans is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic Value
	Options	Price	Term	(in thousands)
Outstanding as of December 31, 2005	9,485,769	$25.62
Granted	704,675	30.72
Exercised	(295,137)	15.84		$2,427
Forfeited	(256,126)	40.37
Cancelled	(38,894)	33.65
Outstanding as of September 30, 2006	9,600,287	$25.87	6.2 years	$50,295
Exercisable as of September 30, 2006	7,522,524	$23.94	5.5 years	$50,282

The following table summarizes information with respect to stock options outstanding under the plans as of September 30, 2006:

	Options Outstanding			Options Exercisable
			Weighted
			Average
	Number of	Weighted	Remaining		Weighted
	options	Average Exercise	Contractual Life	Number	Average Exercise
Exercise Price Ranges	outstanding	Price	(Years)	Exercisable	Price
$1.84-4.66	727,425	$ 3.45	2.6	727,425	$ 3.45
$6.00-10.23	1,316,000	6.11	3.8	1,316,000	6.11
$12.63-17.08	1,440,000	12.71	4.6	1,440,000	12.71
$18.25-27.40	1,353,950	21.99	5.6	1,340,450	21.98
$28.19-29.54	1,171,292	29.30	6.8	849,467	29.35
$30.62-39.47	2,366,645	33.83	8.8	664,332	34.77
$40.25-68.24	1,224,975	61.51	7.7	1,184,850	62.22
	9,600,287	$ 25.87	6.2	7,522,524	$ 23.94

Nonvested stock activity during the nine months ended September 30, 2006, under the Employee Plan is as follows:

		Weighted Average
		Grant-Date Fair
	Number of Shares	Value Per Share
Outstanding as of December 31, 2005	5,000	$35.29
Granted
Service vesting only:	261,050	29.10
Service and performance vesting:	134,275	29.28
	395,325	29.16
Outstanding as of September 30, 2006	400,325	$29.24

All awards of nonvested stock prior to December 31, 2005, were service vesting only.

Balance Sheet Presentation of Share-based Awards Subject to Redemption

As discussed above, a participant in the plans has the right, upon the occurrence of a change in control event, to surrender all or part of his or her share-based awards to us in exchange for cash. The grant-date cash redemption value of each outstanding share-based award is currently recorded as “Share-based awards subject to redemption” on our consolidated balance sheets on a pro rata basis over the requisite service period. Total grant-date cash redemption value for each outstanding share-based award represents the intrinsic value of the award as of the grant date, assuming that a change in control event occurred on the grant date. Share-based awards subject to redemption as of September 30, 2006, recorded as a reduction of retained earnings, represents the portion of the total grant-date cash redemption value for all share-based awards outstanding as of September 30, 2006, earned by plan participants as a result of services rendered through such date. Prior to our adoption of SFAS 123R, we were not required to record an amount for share-based awards subject to redemption on our consolidated balance sheets.

Modifications to Outstanding Stock Options

On December 15, 2005, we accelerated the vesting of all outstanding, unvested stock options with a per share exercise price greater than $32.63, the market closing price of our common stock as of December 15, 2005 that were previously awarded to employees, including executive officers, and directors, during 2003 and 2004 under the plans, such that all such options became immediately exercisable.

Stock options to purchase approximately 1.0 million shares of our common stock, or approximately 26% of the total outstanding unvested stock options as of December 15, 2005, were subject to the vesting acceleration. This amount includes approximately 336,000 stock options held by our executive officers and directors. The weighted average exercise price of the stock options that were subject to the vesting acceleration was $60.38, and the individual exercise prices of such stock options ranged from $35.73 to $68.24. The exercise price of all stock options subject to the vesting acceleration held by our executive officers and directors was $62.56. As of December 15, 2005, the weighted average exercise price of $60.38 per share of the stock options subject to the accelerated vesting exceeded the current per share market value of our common stock of $32.63 by approximately 85%.

The primary purpose of the vesting acceleration of these options was to eliminate the recognition of compensation expense associated with these options that we would be required to recognize in our consolidated statements of income under SFAS 123R. Future pre-tax compensation expense that has been eliminated as a result of the acceleration of the vesting of these stock options, which otherwise would have been recognized as compensation expense during the original vesting periods, totals approximately $18.0 million, including a reduction of expense of approximately $8.2 million in 2006, approximately

$7.5 million in 2007, and approximately $2.3 million in 2008. Pre-tax compensation expense that has been eliminated as a result of the acceleration of the vesting of these stock options during the three months and nine months ended September 30, 2006, was approximately $2.0 and $6.2 million, respectively.

Implementation of SFAS 123R

On January 1, 2006, we adopted the provisions of SFAS 123R. SFAS 123R, which is a revision of SFAS 123, replaces our previous method of accounting for share-based awards under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”), for periods beginning in 2006. SFAS 123R requires that all share-based payments to employees, including grants of stock options, shares of nonvested stock and the compensatory elements of employee stock option plans, be recognized in the financial statements based on the estimated fair value of the equity or liability instrument issued.

We previously accounted for share-based compensation using the intrinsic value method as defined in Opinion 25. Prior to January 1, 2006, no share-based employee compensation cost, other than the insignificant costs associated with issuances of shares of nonvested stock, was reflected in our statements of income. SFAS 123R requires that we report the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs as a financing cash flow rather than as an operating cash flow in our consolidated statements of cash flows. Prior to January 1, 2006, Opinion 25 required that we report the entire tax benefit related to the exercise of stock options as an operating cash flow.

We adopted SFAS 123R using the modified prospective transition method. Under this method, employee compensation cost recognized during 2006 includes (1) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on grant date fair value estimated in accordance with the provisions of SFAS 123 and (2) compensation cost for all share-based awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified prospective transition method, the provisions of SFAS 123R were not applied to periods prior to adoption, and, thus, prior period financial statements have not been restated.

In accordance with SFAS 123R, the fair value of options grants is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Consistent with our approach under the disclosure only provisions of SFAS 123, we will continue to recognize the value of share-based compensation as expense during the vesting period of the underlying share-based awards using the straight-line method. SFAS 123R requires forfeitures of share-based awards to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Consistent with our approach under the disclosure only provisions of SFAS 123, we will continue to estimate forfeitures at the time of grant.

Our adoption of SFAS 123R on January 1, 2006, resulted in decreases of our income before provision for income taxes and net income for the three months ended September 30, 2006, of $6.2 million and $3.9 million, respectively, and a reduction of our income before provision for income taxes and net income for the nine months ended September 30, 2006, of $14.6 million and $9.2 million. In addition, our adoption of SFAS 123R resulted in a reduction of $0.04 to both basic and diluted net income per share for the three months ended September 30, 2006, and a reduction of $0.09, to both basic and diluted net income per share for the nine months ended September 30, 2006.

The following table summarizes share-based compensation expense recognized during the three months and nine months ended September 30, 2006, related to share-based awards subject to SFAS 123R (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Share-based compensation expense included in operating expenses:
Educational services and facilities	$144	$408
General and administrative	6,019	14,241
	6,163	14,649
Tax benefit	2,305	5,479
Share-based compensation expense, net of tax	$3,858	$9,170

The table below reflects net income and net income per share for the three months and nine months ended September 30, 2006, compared to pro forma net income and net income per share for the three months and nine months ended September 30, 2005, presented as if we had applied the fair value recognition provisions of SFAS 123 to share-based employee compensation during the three months and nine months ended September 30, 2005 (in thousands, except per share amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	Actual	Pro Forma	Actual	Pro Forma
Net income, as previously reported (1)		$54,935		$163,620
Share-based employee compensation expense determined under fair value method for all awards, net of tax effect (2)		(4,309)		(12,137)
Net income, including the effect of share-based employee compensation expense	$20,715	$50,626	$25,905	$151,483
Basic net income per share—
Net income (1)	$0.22	$0.55	$0.27	$1.60
Net income, including the effect of share-based employee compensation expense	$0.22	$0.50	$0.27	$1.49
Diluted net income per share—
Net income (1)	$0.22	$0.53	$0.26	$1.57
Net income, including the effect of share-based employee compensation expense	$0.22	$0.49	$0.26	$1.45

(1)          Net income and net income per share prior to 2006 does not include share-based employee compensation expense under SFAS 123, as we had adopted the disclosure only provisions of SFAS 123.

(2)          Share-based employee compensation expense prior to 2006 was calculated in accordance with SFAS 123.

The fair value of each stock option award granted during the three months and nine months ended September 30, 2006 and 2005, was estimated on the date of grant using the Black-Scholes-Merton option pricing model. Our determination of the fair value of stock options on the date of grant is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected life of the awards and actual and projected employee stock option exercise behavior. The weighted average fair value per share of stock options granted during the three months and nine months ended September 30, 2006 and 2005, and assumptions used to value stock options are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Dividend yield	—	—	—	—
Risk-free interest rate	4.66%	4.0%	5.12%	3.8%
Weighted average volatility	50.6%	50.0%	53.8%	50.0%
Expected life (in years)	5.5	4.0	5.6	4.0
Weighted average grant date fair value per share of options granted	$14.59	$16.43	$16.87	$15.01

Volatility is calculated based on the actual historical daily prices of our common stock over the expected term of the option. During the nine months ended September 30, 2006, we utilized a range of expected volatility assumptions for stock options issued during the period, volatility assumptions ranged from 50.6% to 55.2%.

Expected life is calculated based on historical director and employee exercise behavior and cancellations of vested stock options.

Under the Employee Plan, the fair value of each share of nonvested stock is equal to the fair market value of our common stock as of the date of grant. During the second quarter of 2006, under the Employee Plan, we granted shares of nonvested stock to executive officers and certain other employees.

All shares of performance-vesting nonvested stock granted during 2006 are subject to performance conditions based on the results of school-level independent compliance audits and the compliance of our schools with federal, state, and accrediting body regulations. Share-based compensation associated with performance-vesting nonvested stock awards is recognized only to the extent that we believe performance conditions attributable to such awards will ultimately be satisfied.

As of September 30, 2006, we estimate that pre-tax compensation expense for all unvested share-based award grants, including both stock options and shares of nonvested stock, in the amount of approximately $29.6 million will be recognized in future periods. This expense will be recognized over the remaining requisite service period applicable to the grantees, which, on a weighted-average basis, is approximately 2.5 years. We expect to satisfy the exercise of stock options and future grants of shares of nonvested stock by issuing new shares of common stock.

8.                 WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted income per share during the three months and nine months ended September 30, 2006 and 2005, were as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Basic common shares outstanding	94,721	100,540	96,605	101,966
Common stock equivalents	1,474	2,585	1,951	2,523
Diluted common shares outstanding	96,195	103,125	98,556	104,489

During the three months and nine months ended September 30, 2006 and 2005, we issued 0.05 million and 0.3 million shares, respectively, of our common stock upon the exercise of employee stock options and the purchase of common stock pursuant to our employee stock purchase plan.

Included in stock options outstanding as of September 30, 2006 and 2005, are options to purchase 4.8 million and 1.3 million shares, respectively, of our common stock that were not included in the computation of diluted net income per share during the three months ended September 30, 2006 and 2005. Included in stock options outstanding as of September 30, 2006 and 2005, are options to purchase 3.6 million and 1.3 million shares, respectively, of our common stock that were not included in the computation of diluted net income per share during the nine months ended September 30, 2006 and 2005. The outstanding stock options were excluded from the computation of diluted net income per share during the three months and nine months ended September 30, 2006 and 2005, because the options’ exercise prices were greater than the average market price of our common stock during the periods, and, therefore, the effect would have been anti-dilutive.

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

Completion of International Academy of Design and Technology Ottawa Teach Out

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

10.          SEGMENT REPORTING

Prior to the first quarter of 2006, based on our interpretation of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), we had identified two reportable segments: Colleges, Schools and Universities, which represented our on-ground schools that provide educational services primarily in a classroom or laboratory setting and offer a variety of degree and non-degree certificate and diploma programs in each of our core career-oriented disciplines, and the Online Education Group, which represented the fully-online academic platforms offered by American Intercontinental University (“AIU”), AIU Online, and Colorado Technical University (“CTU”), CTU Online and Stonecliffe College Online (an academic division of CTU). The on-ground campuses of AIU and CTU were included as part of the Colleges, Schools and Universities segment.

During the first quarter of 2006, we completed a reorganization of our management structure, specifically with respect to the management of our University division schools, AIU and CTU, and those universities’ fully-online academic platforms. Pursuant to the reorganization, both the on-ground campuses and the fully-online academic platforms of AIU and CTU are analyzed as one operating segment, the University segment, by our chief operating decision maker (“CODM”). Prior to the first quarter of 2006, our identification of reportable segments had been based primarily upon the fact that our CODM previously evaluated our overall business based on the service delivery method, on-ground or online, used by our schools to provide educational programs to our students. As a result of certain recent business developments, including the introduction in 2005 of hybrid learning programs, which allow our students to take a portion of their academic program online and a portion on-ground, and plans to expand hybrid offerings to many of our schools in the future, service delivery method is no longer a key differentiator utilized by our CODM to evaluate and segment components of our business. In addition, although AIU and CTU are currently our only schools that offer fully-online academic platforms, we expect in the future that certain of our other schools will also offer fully-online learning options.

During the third quarter of 2006, we completed a reorganization of the management structure of our Colleges division. Our Colleges division is comprised of multiple schools located throughout the U.S., which provide a variety of academic programs in each of our core career-oriented disciplines. Pursuant to this reorganization, all schools within the Colleges Division are managed by a single divisional management team and the divisions’ results are analyzed as a single operating segment, the Colleges Division, by our CODM. Prior to the reorganization, the operations of the Colleges division were segregated into two divisions based on the geographic locations of the schools, the College East division and the College West division. Both the College East division and the College West division were formerly managed by separate divisional management teams and were analyzed independently by our CODM.

Upon completion of our reorganizations, we also evaluated the other operating segments reviewed by our CODM in accordance with the provisions of SFAS 131. Our CODM reviews our business based on our operating segments, which we define as our school operating divisions. Each of our school operating divisions represents a group of for-profit, postsecondary schools that offer a variety of degree and non-degree academic programs and are differentiated based on a variety of criteria including, but not limited to, brand name, academic offerings, and geographic location. Based on our interpretation of SFAS 131 as of September 30, 2006, we identified seven school reportable segments: the Academy segment, the Colleges segment, the Culinary Arts segment, the Gibbs segment, the Health Education segment, the INSEEC segment, and the University segment and one non-school reportable segment: the JDV Online segment. All prior period financial and population information included herein has been restated to reflect our new internal management structure as reviewed by our CODM and resulting changes in the composition of our reportable segments.

The Academy segment includes our International Academy of Design and Technology (“IADT”) campuses that collectively offer academic programs primarily in the career-oriented discipline of visual communications and design technologies in a classroom setting.

The Colleges segment includes schools that collectively offer academic programs in each of our core career-oriented disciplines of business studies, culinary arts, health education, information technology, and visual communications and design technologies in a classroom or laboratory setting.

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

The INSEEC segment includes our INSEEC Group schools that are located throughout France and collectively offer academic programs in the career-oriented disciplines of business studies, health education, and visual communication and technologies in a classroom or laboratory setting.

The University segment includes our AIU and CTU universities that collectively offer academic programs in the career-oriented disciplines of business studies, visual communication and design technologies, health education, information technology, criminal justice, and education in an online, classroom or laboratory setting.

The JDV Online segment was launched in October 2004 and focuses on the development of a range of short-term online learning and informational programs that will generate revenue through the sale of products, premium digital content, and advertising space.

Our CODM evaluates segment performance based on pretax segment profit or loss. This measure of profit or loss includes share of affiliate earnings for the University segment and excludes interest income, interest expense, miscellaneous income and expense, and any unallocated corporate expenses. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and other”, which primarily includes unallocated corporate activity and eliminations.

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

The results of operations of our schools’ on-ground campuses fluctuate on a quarterly basis, primarily as a result of changes in the level of student enrollment. Our schools’ on-ground campuses typically experience a seasonal increase in student population in the fall, traditionally when the largest number of new high school graduates begin postsecondary education. Furthermore, although our schools encourage year-round attendance at all campuses, certain programs at certain schools include summer breaks. As a result of these factors, total student population and revenue at our schools’ on-ground campuses are typically highest in the fourth quarter (October through December) and lowest in the second quarter (April through June). The operating costs of our schools’ on-ground campuses do not fluctuate as significantly on a quarterly basis, except for admissions and advertising expenses, which are typically higher during the second quarter and third quarter (April through September) in support of seasonally high enrollment. We anticipate that these seasonal trends will continue.

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

Summary financial information by reportable segment is as follows for the three months and nine months ended September 30, 2005 and 2006 (in thousands):

Operating Results for the Three Months Ended September 30, 2006 and 2005:

	Revenues		Segment Profit (Loss)
	For the Three Months Ended September 30,
	2006	2005	2006	2005
Segments:
University segment	$193,352	$215,280	$33,208	$63,925
Culinary Arts segment	96,908	100,406	19,341	25,439
Colleges segment	58,427	68,961	3,876	9,644
Health Education segment	42,811	38,310	339	683
Academy segment	37,688	38,160	427	2,193
Gibbs segment	25,921	30,756	(9,244)	(5,501)
INSEEC segment	7,045	5,609	886	297
JDV Online segment	233	—	(1,983)	(785)
Corporate and other	—	—	(18,048)	(11,756)
	$462,385	$497,482	28,802	84,139
Reconciling items:
Interest income			4,491	1,890
Interest expense			(322)	(343)
Miscellaneous income			120	228
Earnings before income taxes			$33,091	$85,914

	Depreciation and Amortization		Share of Affiliate Earnings
	For the Three Months Ended September 30,
	2006	2005	2006	2005
Segments:
University segment	$4,648	$3,551	$510	$428
Culinary Arts segment	4,450	5,470	—	—
Colleges segment	2,989	2,667	—	—
Health Education segment	2,032	1,851	—	—
Academy segment	2,225	2,065	—	—
Gibbs segment	2,147	2,189	—	—
INSEEC segment	175	347	—	—
JDV Online segment	98	16	—	—
Corporate and other	3,122	2,743	—	—
	$21,886	$20,899	$510	$428

Operating Results for the Nine Months Ended September 30, 2006 and 2005:

	Revenues		Segment Profit (Loss)
	For the Nine Months Ended September 30,
	2006	2005	2006	2005
Segments:
University segment	$663,256	$648,029	$183,092	$218,137
Culinary Arts segment	270,242	283,870	41,734	58,824
Colleges segment	184,572	212,214	15,632	33,090
Health Education segment	124,471	113,739	(83,673)	(709)
Academy segment	120,133	115,915	6,828	5,628
Gibbs segment	82,088	102,144	(37,262)	(11,469)
INSEEC segment	32,554	29,470	5,927	6,056
JDV Online segment	484	—	(6,053)	(1,232)
Corporate and other	—	—	(50,424)	(40,271)
	$1,477,800	$1,505,381	75,801	268,054
Reconciling items:
Interest income			13,469	7,877
Interest expense			(1,010)	(1,199)
Miscellaneous income			(9)	(530)
Earnings before income taxes			$88,251	$274,202

	Depreciation and Amortization		Share of Affiliate Earnings
	For the Nine Months Ended September 30,
	2006	2005	2006	2005
Segments:
University segment	$12,870	$9,477	$2,109	$3,670
Culinary Arts segment	14,120	13,884	—	—
Colleges segment	9,077	8,267	—	—
Health Education segment	5,654	5,119	—	—
Academy segment	6,628	6,116	—	—
Gibbs segment	6,579	6,828	—	—
INSEEC segment	531	869	—	—
JDV Online segment	241	17	—	—
Corporate and other	9,137	7,356	—	—
	$64,837	$57,933	$2,109	$3,670

Total Assets:

	Total Assets as of
	September 30,	December
	2006	31, 2005
Segments:
University segment	$772,895	$642,289
Culinary Arts segment	497,089	468,124
Colleges segment	253,844	230,457
Health Education segment	382,679	467,245
Academy segment	143,885	130,908
Gibbs segment	291,322	309,406
INSEEC segment	117,270	97,460
JDV Online segment	2,170	1,660
Corporate and other	(1,033,683)	(841,444)
	$1,427,471	$1,506,105

The Health Education segment loss for the three months and nine months ended September 30, 2006, respectively, includes an $0.8 million and $85.8 million goodwill and intangible asset impairment charge. The Gibbs segment loss for the nine months ended September 30, 2006, includes a $10.4 million goodwill impairment charge. See Note 2 “Goodwill Impairment” of these notes to our unaudited condensed consolidated financial statements for further discussion of these changes.

The negative corporate and other total asset balances as of September 30, 2006, and December 31, 2005, are primarily attributable to the elimination of intercompany activity between Corporate entities and our schools.

Our principal operations are located in the United States, and our results of operations and long-lived assets in geographic regions outside of the United States are not significant. During the three months and nine months ended September 30, 2006 and 2005, no individual customer accounted for more than 10% of our consolidated revenues.

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

Stafford loans, which may either be subsidized or unsubsidized, are loans made directly to our students by financial institutions that participate in the FFEL program. Students who have a demonstrated financial need are eligible to receive a subsidized Stafford loan, with the ED paying the interest on this loan while the student is enrolled at least half-time in school and during the first six months after leaving school. Students without a demonstrated financial need are eligible to receive an unsubsidized Stafford loan. The student is responsible for paying the interest on an unsubsidized Stafford loan while in school and after leaving school, although actual interest payments generally may be deferred by the student until after he or she has left school. Certain students who are eligible for a subsidized Stafford loan may also receive an unsubsidized Stafford loan.

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

Federal Grants.   Title IV Program grants are generally made to our students under the Federal Pell Grant (“Pell”) program and the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program. The ED makes Pell grants up to a maximum amount of $4,050 per award year to students who demonstrate significant financial need. FSEOG program awards are designed to supplement Pell grants up to a maximum amount of $4,000 per award year for the neediest students. An institution is required to make a 25% matching contribution for all federal funds received under the FSEOG program.

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

Legislative Action.   The U.S. Congress must periodically reauthorize the HEA and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program. In December 2005, Congress temporarily extended the provisions of the HEA, pending completion of the reauthorization process or further extensions of the HEA. In February 2006, as part of the Deficit Reduction Act of 2005, Congress made certain changes in the HEA that had been reflected in the HEA reauthorization bills. The changes enacted eliminate certain restrictions on online programs, increase, beginning in 2007, student loan limits for the first two academic years of a student’s program of study, and make other technical changes. In September 2006, Congress temporarily extended the provisions of the HEA, pending completion of the reauthorization process or further extensions of the HEA.

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

All of our U.S.-accredited schools participate in the FFEL program, and none of them had an FFEL cohort default rate of 25% or greater during any of the last three federal fiscal years.

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

To be considered financially responsible, an institution must, among other things, (i) have sufficient cash reserves to make required refunds, (ii) be current on its debt payments, (iii) meet all of its financial obligations, and (iv) achieve a “composite score” of at least 1.5 based on the institution’s annual financial statements. The ED calculates an institution’s composite score, which may range from -1.0 to 3.0, based on a combination of financial measures designed to establish the adequacy of an institution’s capital resources, its financial viability, its ability to support current operations, and its ability to generate a profit. An institution that achieves a composite score between 1.0 and 1.4 is deemed financially responsible and may participate in Title IV Programs but is subject to additional monitoring by the ED. An institution that does not meet the ED’s minimum composite score of 1.0 may demonstrate its financial responsibility in one of several ways, including posting a letter of credit in favor of the ED in an amount equal to at least 50% of Title IV Program funds received by the institution during its prior fiscal year or posting a letter of credit in an amount equal to at least 10% of Title IV Program funds received by the institution during its prior fiscal year and agreeing to certain additional requirements for the receipt of Title IV Program funds, including, in certain circumstances, receipt of Title IV Program funds under an agreement other than the ED’s standard advance funding arrangement.

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

When we acquire an institution that is eligible to participate in Title IV Programs, that institution undergoes a change of ownership resulting in a change of control as defined by the ED. Each of our acquired U.S. schools has undergone a certification review under our ownership and has been certified to participate in Title IV Programs on a provisional basis. Currently, seven of our schools participate in Title IV Programs under provisional certification due to the ED’s change of ownership criteria.

Opening New Schools, Start-up Additional Location Campuses, and Adding Educational Programs.   The HEA generally requires that proprietary institutions be fully operational for two years before applying to participate in Title IV Programs. However, an institution that is certified to participate in Title IV Programs may establish a start-up additional location campus and participate in Title IV Programs at the start-up additional location without reference to the two-year requirement if the start-up additional location campus has received all of the necessary state and accrediting agency approvals, has been reported to the ED, and meets certain other criteria as defined by the ED. Nevertheless, under certain circumstances, such a start-up additional location campus may also be required to obtain approval from the ED to be able to participate in Title IV Programs. Similarly, an institution that is eligible to participate in Title IV Programs may generally add a new educational program and disburse Title IV Program funds to students enrolled in that new program without ED approval if the new program leads to an associate level or more advanced degree and the institution already offers programs at that level, or if the new program prepares students for gainful employment in the same occupation or a related occupation as an educational program that has previously been designated as an eligible program at the institution and meets minimum length requirements. Otherwise, the institution must obtain the ED’s approval before it may disburse Title IV Program funds to students enrolled in the new program.

In addition to ED regulation, certain of the state and accrediting agencies with jurisdiction over our schools have requirements that may affect our ability to open a new school, open a start-up additional location campus of one of our existing schools, or begin offering a new educational program at one of our schools.

“90-10 Rule.”   Under a provision of the HEA commonly referred to as the “90-10 Rule,” a proprietary institution would no longer be eligible to participate in Title IV Programs if, on a cash accounting basis, it derived more than 90% of its revenue, as defined pursuant to applicable ED regulations, for any fiscal year from Title IV Programs. An institution that violates the 90-10 Rule becomes ineligible to participate in Title IV Programs as of the first day of the fiscal year following the fiscal year for which it is in violation of the rule and is unable to apply to regain its eligibility until the next fiscal year. If an institution violated the 90-10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the ED would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

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

If the results of any such audits, reviews, investigations, claims, or actions are unfavorable to us, we may be required to pay monetary damages or be subject to refund obligations, fines, operational limitations, loss of federal funding, injunctions, additional oversight and reporting, or other civil or criminal penalties. In addition, if the ED or another regulatory agency determined that one of our schools improperly disbursed Title IV Program funds or violated a provision of the HEA or the ED’s regulations, that school could be required to repay such funds, and could be assessed an administrative fine. We have several such matters pending against us or one or more of our schools. See Note 5 “Commitments and Contingencies—Federal, State, and Accrediting Body Regulatory Actions” of these notes to our unaudited condensed consolidated financial statements for a detailed discussion of certain of these matters.

12.          PROVISION FOR INCOME TAXES

Provision for income taxes during the nine months ended September 30, 2006, was $62.3 million, relative to income before provision for income taxes during the nine months ended September 30, 2006, of $88.3 million. This represents an effective income tax rate of 70.65% for the nine months ended September 30, 2006. The unusual relationship between income before provision for income taxes and our provision for income taxes for the nine months ended September 30, 2006, is attributable to the fact that only $7.3 million of our total $85.8 million Health Education reporting unit goodwill and intangible asset impairment charge recognized during the second and third quarters of 2006 is deductible for income tax reporting purposes. As such, an income tax benefit has not been provided for the non-deductible portion of this charge. The $85.8 million Health Education reporting unit goodwill and intangible asset impairment charge is recorded as a component of operating expenses. See Note 2 “Goodwill Impairment” of these notes to our unaudited condensed consolidated financial statements for a detailed discussion of the Health Education reporting unit goodwill and intangible asset impairment charge.

13.          RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is an interpretation of SFAS No. 109, Accounting for Income Taxes (“SFAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 31, 2006. We are currently in the process of assessing the impact the adoption of FIN 48 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurement and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently in the process of assessing the impact the adoption of SFAS 157 will have on our financial statements.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion below contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have used words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying these forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005, and in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, that could cause our actual growth, results of operations, cash flows, performance and business prospects, and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.

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

•       Results of Operations—an analysis and comparison of our consolidated results of operations for the three months and nine months ended September 30, 2006 and 2005, as reflected in our consolidated statements of income.

•       Liquidity, Financial Position, and Capital Resources—a discussion of our primary sources and uses of cash for the three months and nine months ended September 30, 2006 and 2005, a discussion of selected changes in our financial position, and a summary of our future contractual obligations.

OUR BUSINESS

Overview

We are a dynamic educational services company committed to quality, career-focused learning and led by passionate professionals who inspire individual worth and lifelong achievement. Since our founding in 1994, we have progressed toward our goal of becoming the world’s leading provider of quality educational services. We are one of the world’s leading on-ground providers of private, for-profit postsecondary education and have a substantial presence in online education. Our schools and universities prepare students for professionally and personally rewarding careers through the operation of 84 on-ground campuses located throughout the United States and in France, Canada, and the United Kingdom and two fully-online academic platforms.

During the first quarter and third quarter of 2006, we completed reorganizations of our business, and, as a result of these reorganizations, we have changed the composition of our reportable segments. See Note 10 “Segment Reporting” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a detailed discussion of these reorganizations and the resulting impact on our segment reporting.

As of September 30, 2006, we have identified seven school reportable segments: the Academy segment, the Colleges segment, the Culinary Arts segment, the Gibbs segment, the Health Education segment, the INSEEC segment, and the University segment, and one non-school reportable segment: the JDV Online segment. All prior period financial and population information presented herein has been restated to reflect our new internal management structure as reviewed by our chief operating decision maker.

The Academy segment includes our International Academy of Design and Technology (“IADT”) campuses that collectively offer academic programs primarily in the career-oriented discipline of visual communications and design technologies in a classroom setting.

The Colleges segment includes schools that collectively offer academic programs in each of our core career-oriented disciplines of business studies, culinary arts, health education, information technology, and visual communications and design technologies in a classroom or laboratory setting.

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

The INSEEC segment includes our INSEEC Group schools that are located throughout France and collectively offer academic programs in the career-oriented disciplines of business studies, health education, and visual communication and technologies in a classroom or laboratory setting.

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

The JDV Online segment focuses on the development of a range of short-term online learning and informational programs that will generate revenue through the sale of products, premium digital content, and advertising space.

The student population of each of our school reporting segments as of October 31, 2006 and 2005, was as follows:

	Student Population As of October 31,
	2006	2005
Segment
University segment	41,400	46,400
Culinary Arts segment	11,700	12,500
Colleges segment	11,800	14,200
Health Education segment	11,700	11,200
Academy segment	10,000	10,100
Gibbs segment	7,000	7,500
INSEEC segment	6,000	5,500
Total CEC	99,600	107,400

As discussed above, our University segment schools offer fully-online academic platforms. As of October 31, 2006 and 2005, approximately 28,800 and 32,000 students, respectively, were enrolled in fully-online academic programs at our University segment schools.

Student starts for each of our school reporting segments during the month ended October 31, 2006 and 2005, were as follows:

	Student Starts For the Month Ended October 31,
	2006	2005
Segment
University segment	7,450	11,270
Culinary Arts segment	1,470	1,140
Colleges segment	1,120	1,520
Health Education segment	1,430	1,210
Academy segment	2,530	2,650
Gibbs segment	2,070	1,820
INSEEC segment	930	940
Total CEC	17,000	20,550

For a discussion of the seasonality of the results of operations for our schools’, see Note 10 “Segment Reporting” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q.

Third Quarter 2006 Overview.   Revenue and operating profit during the third quarter of 2006 was $462.4 million and $28.3 million, respectively, relative to revenue and operating profit of $497.5 million and $83.7 million during the third quarter of 2005 and revenue and operating loss of $486.8 million and $(33.8) million during the second quarter of 2006. Operating loss during the second quarter of 2006 includes a goodwill impairment charge of $84.5 million. The decline in our operating results represents a continuation of weak operating performance experienced in recent periods, which has been influenced by the following key factors: (1) the continued Probation status of our AIU schools, (2) tightened credit standards and collection practices implemented to mitigate our bad debt exposure, (3) general competitive pressures for student leads and enrollments experienced by certain of our schools, (4) the U.S. Department Education’s (“ED”) restrictions on our ability to open new branch campuses until certain matters are addressed to its satisfaction, and (5) the continued negative impact of legal and regulatory matters and the related negative publicity and negative press coverage regarding us and certain of our schools.

We believe that these factors have adversely impacted (a) the rate at which our leads for prospective students convert into enrolled students (“conversion rate”) and (b) the rate at which our enrolled students start school (“start rate”). The combined conversion rate of all of our schools declined during the third quarter of 2006 relative to our combined conversion rate during the third quarter of 2005. However, the combined start rate for all of our schools during the third quarter of 2006 increased modestly relative to our combined start rate during the third quarter of 2005.

Outlook for the Fourth Quarter of 2006.   We expect the fourth quarter of 2006 to continue to be a period of transition and opportunity. We have implemented several positive strategies that we believe will position us to meet the operational and regulatory challenges that we will face in the near term. During 2006, we introduced a number of these short-term strategies that are designed to stabilize our business and our schools’ student populations and establish a sound platform for sustainable long-term growth. Our short-term strategic initiatives include the following:

•       We will pursue qualified candidates for our Chief Executive Officer, General Counsel, Chief Marketing Officer, and other senior-level admissions executive positions. We expect to complete the hiring process for our Chief Executive Officer during first quarter of 2007. Once in place, the new Chief Executive Officer will complete the selection and hiring of a new General Counsel. The Chief Marketing Officer will be responsible for the management of all marketing and admissions activities.

•       We will continue to promote a strong compliance culture throughout our company and work cooperatively with applicable federal and state agencies and accrediting bodies to resolve existing regulatory matters.

•       We have implemented an asset rationalization strategy that provides for the ongoing evaluation of each of our schools to ensure that there is a market for the programs that the school offers and that our continued investment in the school is consistent with our overall objective of maximizing long-term stockholder value. This strategy includes teaching-out or selling schools that we have deemed to be underperforming and (1) are not meeting the needs of the markets that they serve or (2) do not provide long-term returns on investment that are consistent with our expectations. It also includes investing in the infrastructure and marketing and admissions activities of schools that we have deemed to be underperforming but we believe are capable of improving operating performance or achieving sustainable long-term growth.

During the third quarter of 2006, certain of our schools began an evaluation of their program offerings with the goal of phasing out those programs that do not meet the needs of the individual markets our schools serve and, thus, are generating weak operating performance.

Also during the third quarter of 2006, we announced the teach-out of our Sanford-Brown Institute in Springfield, Massachusetts, and we expect to announce additional teach-out or sale activities during the fourth quarter of 2006.

•       We will continue to evaluate individually the pricing of each of our programs at each of our schools to ensure that the prices of our academic offerings are properly aligned with perceived value, identified price sensitivities, and competitive forces.

During the third quarter of 2006, based on market research, AIU Online reduced the pricing of its associate’s degree programs. We believe that these price reductions had a significant positive impact on student starts during the third quarter of 2006.

During October 2006, certain of our Gibbs segment campuses reduced the pricing of their criminal justice and medical assistant programs. We believe that these price reductions contributed significantly to improvements in student start rates within these programs during October 2006 compared to student start rates within these programs during the first nine months of 2006.

We may implement in the near term at our other campuses price reductions similar to those affected during October 2006 at certain Gibbs segment campuses.

•       We will continue to expand our hybrid and part-time initiatives to ensure that our academic offerings are flexible and meet the needs and demands of our students.

•       We will continue to identify opportunities to improve student lead management, enrollment rates, and show rates, including (1) pre-orientation programs that we have implemented at a majority of our schools designed to prepare students for school and reinforce their enrollment decision, (2) strategies to improve admissions representative quality and performance, and (3) an increased focus on marketing our programs to local markets, as we believe locally-generated leads convert to enrollments at a higher rate than do leads generated from other sources.

We will be introducing in the near term a revised compensation package for our admissions representatives that rewards our admissions representatives for enrolling students who successfully complete all or a specified portion of their academic programs. Additionally, a number of programs are underway to ensure that students receive the support necessary to stay in school and graduate. For example, our recently-introduced Preparatory Education Program (PREP) prepares students for the rigors of college coursework by providing supplemental assistance in developing core academic skills and competencies.

•       We will continue to evaluate the alternative financing options we and our lenders make available to prospective students. We will strive to provide greater flexibility in alternative financing options to give prospective students diverse and affordable options to finance the cost of their academic programs.

During the third quarter of 2006, we implemented changes to our credit standards with respect to certain private financing options available to our students, and, as a result of such changes, noted improvement in student starts for several of our operating divisions, including our Culinary Arts and Health Education segments. We also introduced extended cash payment plan options for students at our on-ground schools.

Finally, we have negotiated an amendment to our loan agreement with Sallie Mae that will allow a greater number of our students to qualify for non-recourse loans and make non-recourse loans and recourse loans funded by Sallie Mae more affordable to our students.

•       We have initiated a new branding effort to better leverage our competitive advantages.

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

University Segment Operations.   The operating margin percentage of our University segment, excluding share of affiliate earnings, declined to 27.3% during the nine months ended September 30 2006, from 33.1% during the nine months ended September 30, 2005. The decline in University segment operating profit margin percentage during 2006 is primarily attributable to the decline during 2006 in the combined operating profit margin percentage for our universities’ fully-online academic platforms, which include AIU Online, CTU Online, and Stonecliffe College Online (an academic division of CTU).

The operating results of our University segment’s online platforms represent a significant portion of the overall operating results of our University segment. Operating results for our University segment’s online platforms for the three months and nine months ended September 30, 2006 and 2005, were as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
AIU Online, CTU Online, and Stonecliffe College Online Combined:
Revenue	$154,680	$169,052	$528,057	$496,956
Operating Profit	$41,283	$62,425	$186,334	$201,665
Operating Profit Margin Percentage	26.7%	36.9%	35.3%	40.6%
Operating Profit Margin Percentage by Online Platform:
AIU Online	33.31%	42.92%	42.11%	45.64%
CTU Online and Stonecliffe College Online	15.19%	17.88%	19.38%	17.92%

A significant portion of the total student population, revenue, and operating profits of our University segment are attributable to AIU Online. However, AIU Online student population, revenue, and operating profit declined during the first nine months of 2006 and are likely to continue to decline during the remainder of 2006. The decreases in AIU Online’s student population, revenue, and operating profits are primarily attributable to the maturation of AIU Online’s academic offerings and the adverse impact of negative publicity related to AIU’s Probation status with its accrediting body, the Southern Association of Colleges and Schools, Commission on Colleges (“SACS”). These factors have adversely impacted AIU Online’s start rate during three months and nine months ended September 30, 2006, relative to its start rate during three months and nine months ended September 30, 2005. Due to the accelerated nature of AIU Online academic programs, AIU Online revenue per student is generally greater than revenue per student generated by our other schools. Thus, given the relatively quick turnover of AIU Online students, when AIU Online experiences student start declines, the impact on student revenue, and, ultimately, operating profits, is significant and immediate, because new revenue-generating student starts are insufficient to replace graduating students.

The decline in AIU Online student population, revenue, and operating profits is also attributable to greater competition and greater consumer price sensitivity within the online, postsecondary education market. In response to such emerging market forces, AIU continually evaluates its online programs to ensure that the programs are market relevant and competitively priced. AIU has historically marketed AIU Online’s programs as a premium academic product due to the quality of educational content and the technology used to deliver the program. However, market research conducted by AIU during 2006 revealed the significant price sensitivity among prospective students for AIU Online’s associate’s degree programs. Based on this information, AIU Online reduced the pricing of its associate’s degree programs beginning in July 2006. AIU did not identify similar price sensitivities among prospective students for AIU Online’s bachelor’s and master’s degree programs and, thus, it did not reduce the pricing of its bachelor’s and master’s degree programs. We believe there remains a high level of interest in AIU Online’s accelerated programs. In addition, AIU expects to further expand AIU Online’s program offerings during 2006 to include part-time offerings for bachelor’s and master’s degrees.

Also, as previously discussed, we expect that the combined operating margin percentage achieved by our University segment and our University segment’s online platforms will continue to decline from prior period levels primarily as a result of the continued disproportionate operating profit growth of CTU Online and Stonecliffe College Online. CTU Online historically operates at a lower operating margin percentage than that of AIU Online. Thus, the disproportionate growth of CTU Online operations is effectively lowering the operating margin percentage of the University segment as a whole. However, we believe that by providing our students with a flexible array of online program options, we will enhance our University segment schools’ ability to expand their presence in the online, postsecondary education market. We expect to further expand CTU Online’s program offerings to include part-time offerings for bachelor’s and master’s degrees, and we expect to expand program offerings at Stonecliffe College Online (an academic division of CTU).

U.S. Department of Education Review.   As previously disclosed, the ED notified us in June 2005 that it is reviewing our previously announced restated consolidated financial statements and our annual compliance audit opinions for the years 2000 through 2003. At the same time, the ED also advised us that it is evaluating four pending school program reviews that were conducted at certain of our schools, three of which were completed and closed during 2006. The ED has indicated that until these matters are addressed to its satisfaction, it will not approve any new applications by us for pre-acquisition review or change of ownership. The ED further advised us that, during this review period, it will not approve applications for any additional branch campuses, which the ED generally refers to in its regulations as “additional locations.”

In February 2006, we received a letter from the ED notifying us that it is reviewing our 2004 compliance audit opinions. In May 2006, we received a letter from the ED notifying us that it intends to review our 2005 compliance audits and that the general restrictions imposed pursuant to its letter to us in June 2005 will remain in place as it continues its review. However, making an exception to its position stated in its June 2005 letter, the ED agreed to consider and evaluate, but not necessarily approve, any applications that we may submit for new campus locations in San Antonio, TX and Sacramento, CA. On August 8, 2006, the ED notified us that it had approved our applications for participation in Title IV Programs for new IADT campus locations in San Antonio, TX and Sacramento, CA. See Note 5 “Commitments and Contingencies—Federal Regulatory Actions” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional discussion of this matter.

We believe that adverse publicity related to the ED’s review has harmed our reputation and impaired our ability to attract and retain students at our schools. Additionally, the ED’s restriction of our ability to open new branch campuses has prohibited our ability to pursue domestic expansion opportunities in underserved or emerging markets.

We cannot predict the duration, scope, or outcome of the ED’s review and other regulatory agencies may become involved. The restrictions imposed by the ED, or a negative outcome of the ED’s review, could have a material adverse effect on our business, financial position, results of operations, and cash flows.

Impact of Changes in Credit Standards.   We believe that student population, revenue, and operating profits at certain of our schools have been negatively impacted during 2006 as result of (1) the implementation in March 2006 by Sallie Mae at all of our schools of stricter credit standards for certain prospective students seeking to fund a portion of their education through Sallie Mae’s non-recourse loan program and (2) the adoption of stricter credit standards by all of our schools to mitigate our bad debt exposure. We believe these stricter credit standards have limited the number of prospective students who qualify for certain private financing options.

We believe that the stricter credit standards have had the most significant impact during 2006 on our Culinary Arts segment operating results. The inability of prospective students to qualify for private financing options generally has a greater effect on our Culinary Arts segment schools than on our other schools because our schools’ culinary arts programs, on average, are priced higher than other programs offered by our schools. Also, certain of our Culinary Arts segment schools are “destination schools” that attract students from outside the local community, and, generally, transplanted students who attend these destination schools utilize private financing options to fund living expenses in addition to tuition expenses. These factors generally result in prospective culinary arts students requiring greater access to alternative financing sources to finance the difference between total tuition and living expenses for their chosen academic program and any funding that may be available to the student through federal or state programs. Culinary Arts segment revenue and operating profit declined during the first nine months of 2006, relative to revenue and Culinary Arts segment operating profit during the first nine months of 2005.

During August and September of 2006, we reevaluated the impact of stricter credit standards and implemented certain changes in the credit standards for students at all of our schools. Such changes are intended to mitigate, in part, the negative effects of our original tightening of credit standards for all schools. We believe the changes to our credit standards implemented during the third quarter of 2006 positively affected our Culinary Arts segment schools’ and Health Education segment schools’ ability to start students during the third quarter of 2006 relative to the first half of 2006. The Culinary Arts and Health Education segments were most significantly impacted by the third quarter 2006 changes in credit standards because the schools within our Culinary Arts segment generally start the greatest number of new students during August and September, and schools within our Health Education segment generally start new students consistently each month during the year. Our other operating divisions generally start the greatest number of new students during July, thus, we do not expect the changes in credit standards implemented during the third quarter of 2006 to significantly affect student starts until 2007.

We expect that the third quarter 2006 changes in credit standards will have a positive impact on a majority of our schools’ starts during the fourth quarter of 2006.

While the implementation of stricter credit standards has adversely affected population growth at certain of our schools, we believe that our commitment to credit discipline is in the best long-term interest of our schools. We will continue to evaluate the private financing options that we offer to our students to ensure that such offerings are aligned with our objectives of consistent, quality enrollment and profitability growth. We will also continue to evaluate our credit standards to ensure that we are providing students with appropriate financing alternatives while at the same time adhering to our principles of fiscal responsibility.

As a result of the changes in credit standards implemented during the third quarter of 2006, we expect that bad debt expense and bad debt expense as a percentage of revenue during the fourth quarter of 2006 and during 2007, on both a consolidated basis and for each of our reportable school segments, will increase compared to bad debt expense and bad debt expense as a percentage of revenue during the first nine months of 2006.  However, we believe that the overall effect of such changes in credit standards will have a positive impact on our operating results.

International Expansion.   We believe that the international market for our services represents a significant growth opportunity. We believe that international students are increasingly utilizing online U.S. educational programs as a means of obtaining a U.S. education without incurring the related significant travel and living costs and facing stringent visa requirements associated with studying abroad. Additionally, we continue to pursue opportunities to expand our on-ground presence internationally, both through the growth of our existing schools, including the INSEEC Group schools, and through potential acquisitions of foreign educational institutions. The restrictions imposed by the ED do not affect our international expansion prospects.

Litigation and Regulatory Matters

See Note 5 “Commitments and Contingencies” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of selected litigation and regulatory matters.

Recent Accounting Pronouncements

See Note 13 “Recent Accounting Pronouncements” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements that may affect us.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

A detailed discussion of the accounting policies and estimates that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties is included under the caption “Summary of Significant Accounting Policies and Estimates” included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2005. This section should also be read in conjunction with Note 2 “Significant Accounting Policies” of the notes to our consolidated financial statements in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2005, which includes a discussion of these and other significant accounting policies.

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

In performing our annual review of goodwill balances for impairment, we estimate the fair value of each of our reporting units based primarily on projected future operating results and cash flows and other assumptions. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically, projected operating results and cash flows have not always been achieved. The failure of one of our reporting units to achieve projected operating results and cash flows in the near term or long term may reduce the estimated fair value of the reporting unit below its carrying value and result in the recognition of a goodwill impairment charge. We monitor the operating results and cash flows of our reporting units on a quarterly basis for signs of possible declines in estimated fair value and goodwill impairment. See Note 2 “Goodwill Impairment” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of goodwill impairment considerations and charges we recognized during the three months and nine months ended September 30, 2006.

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

We previously accounted for share-based compensation using the intrinsic value method defined in Opinion 25. Prior to January 1, 2006, no share-based employee compensation cost, other than insignificant costs associated with issuances of nonvested stock, was reflected in our statements of income. We adopted SFAS 123R using the modified prospective transition method. Under this method, employee compensation cost recognized during 2006 includes (1) compensation costs for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of SFAS 123 and (2) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified prospective transition method, the provisions of SFAS 123R were not applied to periods prior to adoption, and, thus, prior period financial statements have not been restated.

In accordance with SFAS 123R, the fair value of option grants is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The fair value of each option award granted during the three months and nine months ended September 30, 2006 and 2005, was estimated on the date of grant using the Black-Scholes-Merton option pricing model. Our determination of the fair value of stock option awards on the date of grant is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected life of the awards and actual and projected employee stock option exercise behavior. See Note 7 “Share-Based Compensation” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of our accounting for share-based compensation.

In addition, SFAS 123R requires forfeitures of share-based awards to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates

Certain of the shares of nonvested stock that we have granted to participants are subject to performance conditions that may affect the number of shares of nonvested stock that will ultimately vest at the end of the requisite service period. We refer to these awards as “performance-vesting nonvested stock.” Share-based compensation associated with performance-vesting nonvested stock awards is recognized only to the extent that we believe performance conditions attributable to such awards will ultimately be satisfied. Our estimate of the number of performance-vesting nonvested stock that will ultimately be awarded must be revised during each reporting period, if necessary. We must exercise considerable judgment to estimate the number of performance-vesting nonvested stock will ultimately be awarded based on the expected satisfaction of associated performance conditions.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006, Compared to Three Months Ended September 30, 2005

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended September 30, 2006, compared to the three months ended September 30, 2005.

	For the Three Months Ended September 30,				% Change
	2006	% of Total Revenue	2005	% of Total Revenue	2006 vs. 2005
	(Dollars in thousands)
TOTAL REVENUE:	$462,385		$497,482		(7)%
OPERATING EXPENSES:
Educational services and facilities	$159,519	34.5%	$154,797	31.1%	3%
General and administrative:
Advertising and admissions expense	$134,814	29.2%	$124,881	25.1%	8%
Administrative expense	92,874	20.1%	90,509	18.2%	3%
Bad debt expense	18,196	3.9%	22,685	4.6%	(20)%
Share-based compensation	6,019	1.3%	—	0.0%	N/A
Total general and administrative	$251,903	54.5%	$238,075	47.9%	6%
Goodwill and intangible asset impairment charge	$785	0.2%	$—	—%	N/A
INCOME FROM OPERATIONS:	$28,292	6.1%	$83,711	16.8%	(66)%
INTEREST INCOME:	$4,491	1.0%	$1,890	0.4%	138%
PROVISION FOR INCOME TAXES:	$12,376	2.7%	$30,979	6.3%	(60)%
Effective tax rate	37.40%		36.06%
NET INCOME:	$20,715	4.5%	$54,935	11.0%	(62)%

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

Revenue

Revenue and student starts for the three months ended September 30, 2006 and 2005, and student population as of July 31, 2006 and 2005, are as follows (dollars in thousands). We believe that student populations as of July 31, 2006 and 2005, are reasonable approximations of the revenue-generating population during the third quarter of 2006 and 2005.

	For the Three Months Ended September 30,				% Change
	2006	% of Total CEC	2005	% of Total CEC	2006 vs. 2005
REVENUE:
University segment	$193,352	42%	$215,280	43%	(10)%
Culinary Arts segment	96,908	21%	100,406	20%	(3)%
Colleges segment	58,427	13%	68,961	14%	(15)%
Health Education segment	42,811	9%	38,310	8%	12%
Academy segment	37,688	8%	38,160	8%	(1)%
Gibbs segment	25,921	6%	30,756	6%	(16)%
INSEEC segment	7,045	1%	5,609	1%	26%
JDV Online segment	233	—%	—	—%	N/A
Total revenue	$462,385		$497,482		(7)%
STUDENT STARTS
University segment	11,730	40%	15,250	45%	(23)%
Culinary Arts segment	4,320	15%	4,300	13%	—%
Colleges segment	3,220	11%	3,870	11%	(17)%
Health Education segment	4,070	14%	4,050	12%	—%
Academy segment	1,860	6%	2,280	7%	(18)%
Gibbs segment	1,620	5%	1,650	5%	(2)%
INSEEC segment	2,680	9%	2,400	7%	12%
Total student starts	29,500		33,800		(13)%

	As of July 31,				% Change
	2006	% of Total CEC	2005	% of Total CEC	2006 vs. 2005
STUDENT POPULATION:
University segment	37,700	45%	41,200	45%	(8)%
Culinary Arts segment	10,600	13%	11,500	13%	(8)%
Colleges segment	10,300	12%	12,700	14%	(19)%
Health Education segment	10,600	13%	10,100	11%	5%
Academy segment	8,600	10%	8,800	10%	(2)%
Gibbs segment	6,200	7%	7,400	7%	(16)%
INSEEC segment	700	—%	300	—%	133%
Total student population	84,700		92,000		(8)%

Total revenue decreased $35.1 million, or 7%, from $497.5 million during the third quarter of 2005 to $462.4 million during the third quarter of 2006. The overall decrease in revenue is primarily attributable to a decrease in revenue generated by our University segment, Colleges segment, and Gibbs segment, offset, in part, by an increase in Health Education segment revenue.

University Segment Revenue.   University segment revenue decreased $21.9 million, or 10%, from $215.3 million during the third quarter of 2005 to $193.4 million during the third quarter of 2006. The University segment revenue decrease is primarily attributable to a decline in student population as of

July 31, 2006, compared to student population as of July 31, 2005, and a decrease in student starts during the third quarter of 2006 compared to student starts during the third quarter of 2005. We believe the declines in University segment student population and student starts are primarily attributable to the effects of the ongoing SACS Probation status of our AIU universities, which was announced on December 6, 2005, and is negatively impacting those schools’ ability to recruit new students. The adverse effect of increased competition and the SACS Probation status has resulted in a decrease in student population and revenue at each of our AIU universities most dramatically impacting the operating results of AIU Online. Also, contributing, in part, to the decline in University segment revenue is the impact of AIU Online’s third quarter 2006 tuition reductions for its associate’s degree programs.

The decrease in University segment revenue associated with decreases in AIU revenue during the third quarter of 2006 was offset, in part, by an increase in revenue generated by our University segment’s CTU Online platform. The increase in CTU Online revenue is primarily due to an increase in CTU Online student population during the third quarter of 2006 relative to CTU Online student population during the third quarter of 2005. CTU Online’s student population growth is primarily attributable to its broadening penetration of the expanding online education market through increased investment in marketing activities and recruiting efforts and an expansion of program offerings and online platforms.

Improvements in University segment student retention also contributed positively to third quarter 2006 University segment revenue.

Colleges Segment Revenue.   Colleges segment revenue decreased $10.5 million, or 15%, from $69.0 million during the third quarter of 2005 to $58.4 million during the third quarter of 2006. The Colleges segment revenue decrease is primarily attributable to (1) a decline in student population for our Colleges segment schools as of July 31, 2006, compared to Colleges segment school student population as of July 31, 2005, (2) a decline in Colleges segment student starts during the third quarter of 2006 compared to Colleges segment student starts during the third quarter of 2005, and (3) continuation of weak operating performance experienced in recent periods by a many of our Colleges segment schools. We believe that the continuing weak operating performance experienced by many of our Colleges segment schools is primarily attributable to the continued negative impact of certain legal and regulatory matters and the related negative publicity and negative press coverage regarding certain of our Colleges segment schools, and general competitive pressures for student leads and enrollments experienced by certain of our Colleges segment schools.

Gibbs Segment Revenue.   Gibbs segment revenue decreased $4.8 million, or 16%, from $30.8 million during the third quarter of 2005 to $25.9 million during the third quarter of 2006. The Gibbs segment revenue decrease is primarily attributable to a significant decline in student population at our Gibbs segment campuses as of July 31, 2006, relative to Gibbs segment student population as of July 31, 2005. As previously disclosed, our Gibbs segment campuses have experienced significant declines in student population since the fourth quarter of 2004. We believe the decline in student population is attributable to a number of factors, including, but not limited to, improving economic conditions within the markets that our Gibbs segment campuses serve and negative press coverage targeted at certain of our Gibbs segment campuses.

Health Education Segment Revenue.   Health Education segment revenue increased $4.5 million, or 12%, from $38.3 million during the third quarter of 2005 to $42.8 million during the third quarter of 2006. The Health Education segment revenue increase is primarily attributable to (1) tuition price increases affected during 2006, (2) a modest increase in student population as of July 31, 2006, relative to student population as of July 31, 2005, which we believe is a result of changes in our credit standards for all schools implemented during the third quarter of 2006, (3) a continued strengthening of student starts at certain of our Health Education segment schools, and (4) a shift in student enrollment mix that resulted in higher average revenue per student.

Educational Services and Facilities Expense

Educational services and facilities expense increased $4.7 million, or 3%, from $154.8 million during the third quarter of 2005 to $159.5 million during the third quarter of 2006. The increase in educational services and facilities expense is primarily attributable to an overall increase in certain academic and occupancy costs incurred by our University segment and Health Education segment schools and an increase in occupancy costs incurred by our Culinary Arts segment schools.

The increase in University segment educational services and facilities expense is primarily attributable to increases in variable expenses incurred by CTU Online necessary to support CTU Online’s increase in student population, as mentioned above. This increase is also attributable to (1) costs incurred related to additional student service activities designed to improve retention, (2) an increase in costs associated with curriculum development activities, and (3) increased occupancy costs associated with facility and infrastructure expansions during 2005 and 2006 in support of University segment online platforms.

The increase in Culinary Arts segment and Health Education segment educational services and facilities expense is primarily attributable to increases in occupancy costs related to facility upgrades and expansions completed during 2005 and 2006.

The increase in overall educational services and facilities expenses during the third quarter of 2006, relative to educational services and facilities expense incurred during the third quarter of 2005 was mitigated, in part, by the continuation of cost cutting measures enacted during 2005 in response to the overall declines in average student population at a majority of our campuses.

General and Administrative Expense

General and administrative expense increased $13.8 million, or 6%, from $238.1 million during the third quarter of 2005 to $251.9 million during the third quarter of 2006. This increase is primarily attributable to (1) an increase in administrative, advertising, and marketing costs incurred by our University segment schools, (2) $6.0 million of share-based compensation expense recognized during the third quarter of 2006 in connection with our adoption of SFAS 123R, and (3) increased investment in the startup activities of our JDV Online segment of approximately $1.4 million.

The increase in University segment administrative expenses during the period is primarily attributable to costs incurred by AIU in connection with efforts to remediate its Probation status with its accrediting body. The increase in University segment administrative expense is also attributable to increases in variable administrative costs incurred by CTU in response to increased student enrollments during the period. The increase in University segment advertising and marketing costs during the period is primarily attributable to costs incurred by CTU Online and Stonecliffe College Online in support of increased student lead, enrollment, and start volume.

On January 1, 2006, we adopted SFAS 123R. SFAS 123R requires that the compensation costs relating to share-based payment transactions be recognized in the financial statements and measured based on the estimated fair value of the equity or liability instrument issued. We have adopted SFAS 123R using the modified prospective transition method. Our unaudited condensed consolidated financial statements for the three months and nine months ended September 30, 2006, reflect the impact of SFAS 123R. In accordance with the modified prospective method, our unaudited condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. Share-based compensation expense recognized as a component of general and administrative expense under SFAS 123R during the third quarter of 2006 was approximately $6.0 million. Share-based compensation expense recognized during the third quarter of 2005, prior to our adoption of SFAS 123R, was not significant.

The increases in general and administrative expense discussed above were offset, in part, by an overall decrease in bad debt expense during the period of approximately $4.5 million. Bad debt expense incurred by each of our reportable segments during the three months ended September 30, 2006 and 2005, was as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2006	As a Percentage of Segment Revenue	2005	As a Percentage of Segment Revenue
Bad debt expense by segment:
University segment	$10,668	5.5%	$15,140	7.0%
Culinary Arts segment	2,116	2.2%	1,564	1.6%
Colleges segment	932	1.6%	1,084	1.6%
Health Education segment	1,989	4.6%	1,996	5.2%
Academy segment	871	2.3%	1,409	3.7%
Gibbs segment	1,525	5.9%	1,677	5.5%
INSEEC segment	(188)	(2.7)%	(456)	(8.1)%
Corporate and other	283	N/A	271	N/A
Total bad debt expense	$18,196	3.9%	$22,685	4.6%

The overall decrease in bad debt expense during the period is primarily attributable to (1) a decrease in overall student receivable exposure at a majority of our schools, primarily as a result of declines in student population during the period, and (2) overall improvements in student retention.

Our University segment schools generally experience higher bad debt expense levels than those of our other schools due primarily to the historically lower student retention rates at our University segment schools’ online platforms. Lower student retention generally results in a shift in the relative distribution of student receivables balances from in-school student receivables to out-of-school student receivables. Out-of-school student receivable balances generally pose a greater credit risk than do in-school student receivables and are subject to higher bad debt allowance percentages. In addition, we believe that the overall retention rate of our University segment schools will be lower in the future relative to historical retention rates of University segment schools as a result of the expected disproportionate growth of CTU Online and Stonecliffe College Online. Both CTU Online and Stonecliffe College Online offer longer programs than does AIU Online, and our universities’ longer program offerings have traditionally experienced a higher rate of student attrition than our universities’ accelerated program offerings.

The increase in overall general and administrative expenses during the third quarter of 2006, relative to general and administrative expense incurred during the third quarter of 2005, was mitigated, in part, by the continuation of cost cutting measures enacted during 2005 in response to the overall declines in student population at a majority of our campuses.

Income (Loss) From Operations and Operating Margin Percentage

	For the Three Months Ended September 30,				% Change
	2006	% of Total CEC	2005	% of Total CEC	2006 vs. 2005
	(Dollars in thousands)
INCOME (LOSS) FROM OPERATIONS:
University segment (excluding share of affiliate earnings)	$32,698	116%	$63,497	76%	(49)%
Culinary Arts segment	19,341	68%	25,439	30%	(24)%
Colleges segment	3,876	14%	9,644	12%	(60)%
Health Education segment	339	1%	683	1%	(50)%
Academy segment	427	2%	2,193	3%	(81)%
Gibbs segment	(9,244)	(33)%	(5,501)	(7)%	(68)%
INSEEC segment	886	3%	297	—%	198%
JDV Online segment	(1,983)	(7)%	(785)	(1)%	(153)%
Corporate and other	(18,048)	(64)%	(11,756)	(14)%	(54)%
Total income from operations	$28,292		$83,711		(66)%
Operating profit (loss) margin percentage:
University segment (excluding share of affiliate earnings)	16.9%		29.5%
Culinary Arts segment	20.0%		25.3%
Colleges segment	6.6%		14.0%
Health Education segment	0.8%		1.8%
Academy segment	1.1%		5.7%
Gibbs segment	(35.7)%		(17.9)%
INSEEC segment	12.6%		5.3%
JDV Online segment	(851.1)%		N/A
CEC consolidated	6.1%		16.8%

Operating profit decreased $55.4 million, or 66%, from $83.7 million during the third quarter of 2005 to $28.3 million during the third quarter of 2006. Our operating profit margin percentage decreased from 16.8% during the third quarter of 2005 to 6.1% during the third quarter of 2006. The decline in operating profit and operating profit margin percentage during the third quarter of 2006, relative to the third quarter of 2005, is primarily attributable to (1) the decline in University segment operating profit and operating profit margin, (2) the decline in operating performance at a majority of our other reportable segments as a result of continuing weak operating performance, and (3) pretax, non-cash share-based compensation expense of $6.0 million recorded in connection with our adoption of SFAS 123R during 2006, of which approximately $4.9 million is attributable to Corporate and other.

The significant decline in University segment operating profit and operating profit margin is primarily attributable to declines in student population and student starts and increases in administrative expenses at our University segment’s AIU universities during the third quarter of 2006 relative to AIU student population, student starts, and administrative expenses during the third quarter of 2005. As previously discussed, we believe declines in University segment student population and operations are primarily a result of the adverse effects of the ongoing SACS Probation status of our AIU universities and increased competition. Specifically, our University segment’s AIU Online platform’s operating profit margin percentage declined significantly from 42.9% during third quarter of 2005 to 33.3% during the third quarter of 2006.

Interest Income

Interest income increased $2.6 million, or 138%, from $1.9 million during the third quarter of 2005 to $4.5 million during the third quarter of 2006, primarily as a result of an increase in average invested cash balances.

Provision for Income Taxes

Provision for income taxes decreased $18.6 million, or 60%, from $31.0 million during the third quarter of 2005 to $12.4 million during the third quarter of 2006. This decrease is primarily a result of a decrease in income before provision for income taxes during the third quarter of 2006 of approximately $52.8 million.

Net Income

Net income decreased $34.2 million, or 62%, from $54.9 million during the third quarter of 2005 to $20.7 million during the third quarter of 2006, as a result of the cumulative effect of the factors discussed above.

Nine Months Ended September 30, 2006, Compared to Nine Months Ended September 30, 2005

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005.

	For the Nine Months Ended September 30,				% Change
	2006	% of Total Revenue	2005	% of Total Revenue	2006 vs. 2005
	(Dollars in thousands)
TOTAL REVENUE:	$1,477,800		$1,505,381		(2)%
OPERATING EXPENSES:
Educational services and facilities	$478,017	32.3%	$464,596	30.9%	3%
General and administrative:
Advertising and admissions expense	$412,795	27.9%	$373,633	24.8%	10%
Administrative expense	287,609	19.5%	283,116	18.8%	2%
Bad debt expense	50,460	3.4%	61,719	4.1%	(18)%
Share-based compensation	14,241	1.0%	—	0.0%	N/A
Total general and administrative	$765,105	51.8%	$718,468	47.7%	6%
Goodwill and intangible asset impairment charge	$96,149	6.5%	$—	0.0%	N/A
INCOME FROM OPERATIONS:	$73,692	5.0%	$264,384	17.6%	(72)%
INTEREST INCOME:	$13,469	0.9%	$7,877	0.5%	71%
PROVISION FOR INCOME TAXES:	$62,346	4.2%	$104,882	7.0%	(41)%
Effective tax rate	70.65%		38.25%
LOSS FROM DISCONTINUED OPERATIONS:	$—	0.0%	$(5,700)	(0.3)%	N/A
NET INCOME:	$25,905	1.8%	$163,620	10.9%	(84)%

Revenue

Revenue and student starts for the nine months ended September 30, 2006 and 2005, are as follows (dollars in thousands):

	For the Nine Months Ended September 30,				% Change
		% of Total		% of Total	2006 vs.
	2006	CEC	2005	CEC	2005
REVENUE:
University segment	$663,256	46%	$648,029	43%	2%
Culinary Arts segment	270,242	18%	283,870	19%	(5)%
Colleges segment	184,572	12%	212,214	14%	(13)%
Health Education segment	124,471	8%	113,739	8%	9%
Academy segment	120,133	8%	115,915	8%	4%
Gibbs segment	82,088	6%	102,144	7%	(20)%
INSEEC segment	32,554	2%	29,470	1%	10%
JDV Online segment	484	—%	—	—%	N/A
Total revenue	$1,477,800		$1,505,381		(2)%
STUDENT STARTS
University segment	39,260	51%	48,290	55%	(19)%
Culinary Arts segment	8,520	11%	8,950	10%	(5)%
Colleges segment	6,070	8%	7,960	9%	(24)%
Health Education segment	10,920	14%	10,100	11%	8%
Academy segment	4,570	6%	5,470	6%	(16)%
Gibbs segment	4,090	5%	4,520	5%	(10)%
INSEEC segment	3,470	5%	3,140	4%	11%
Total student starts	76,900		88,430		(13)%

Total revenue decreased $27.6 million, or 2%, from $1.505 billion during the nine months ended September 30, 2005, to $1.478 billion during the nine months ended September 30, 2006. The overall decrease in revenue is primarily attributable to a decrease in revenue generated by our Colleges, Gibbs, and Culinary Arts segments, offset, in part, by an increase in University segment and Health Education segment revenue.

Colleges Segment Revenue.   Colleges segment revenue decreased $27.6 million, or 13%, from $212.2 million during the nine months ended September 30, 2005, to $184.6 million during the nine months ended September 30, 2006. The Colleges segment revenue decrease is primarily attributable to a decline in Colleges segment schools’ student starts during the nine months ended September 30, 2006, relative to Colleges segment schools’ student starts during the nine months ended September 30, 2005, and a continuation of weak operating performance experienced in recent periods by many of our Colleges segment schools. As discussed above, we believe that the continuing weak operating performance experienced by many of our Colleges segment schools is primarily attributable to (1) the adverse effect of continued legal and regulatory matters and the related negative publicity and negative press coverage regarding certain of our Colleges segment schools and (2) general competitive pressures for student leads and enrollments experienced by certain of our Colleges segment schools.

Gibbs Segment Revenue.   Gibbs segment revenue decreased $20.1 million, or 20%, from $102.1 million during the nine months ended September 30, 2005, to $82.1 million during the nine months ended September 30, 2006. The Gibbs segment revenue decrease is primarily attributable to a significant decline in average student population at our Gibbs segment campuses during the nine months ended September 30, 2006, relative to average Gibbs segment student population during the nine months ended

September 30, 2005. As previously disclosed, our Gibbs segment campuses have experienced significant declines in student population since the fourth quarter of 2004. We believe the decline in student population is attributable to a number of factors, including, but not limited to, improving economic conditions of the markets that our Gibbs segment campuses serve and negative press coverage targeted at certain of our Gibbs segment campuses.

Culinary Arts Segment Revenue.   Culinary Arts segment revenue decreased $13.6 million, or 5%, from $283.9 million during the nine months ended September 30, 2005, to $270.2 million during the nine months ended September 30, 2006. The Culinary Arts segment revenue decrease is primarily attributable to a decline in Culinary Arts segment schools’ average student population during the nine months ended September 30, 2006, relative to Culinary Arts segment schools’ average student population during the nine months ended September 30, 2005. We believe that the decrease in average student population during 2006 is primarily attributable to stricter credit standards implemented by all our schools to mitigate our bad debt exposure. The existence of stricter credit standards effectively limit the number of prospective culinary arts students who qualify for certain private financing options. The stricter credit standards generally have a more significant effect on our Culinary Arts segment schools because these schools typically offer higher priced academic programs relative to academic programs offered by our other segment’s schools. During the third quarter of 2006, we implemented changes in the credit standards for all of our schools’ students. Such changes, while in compliance with our overall principles of fiscal responsibility, are intended to mitigate, in part, the negative effects of our original tightening of credit standards for all schools.

University Segment Revenue.   University segment revenue increased $15.2 million, or 2%, from $648.0 million during the nine months ended September 30, 2005, to $663.3 million during the nine months ended September 30, 2006. The University segment revenue increase is primarily attributable to an increase in revenue generated by CTU Online, which is primarily due to an increase in average CTU Online student population during the nine months ended September 30, 2006, compared to average CTU Online student population during the nine months ended September 30, 2005. As discussed above, CTU Online’s student population growth is primarily attributable to the continued growth of the online education market and CTU Online’s continued penetration into that expanded market through increased investment in marketing activities and recruiting efforts and an expansion of program offerings and online platforms.

The increase in University segment revenue associated with the increase in CTU Online revenue during the third quarter of 2006 was offset, in part, by decreases in AIU Online average student population and revenue during the nine months ended September 30, 2006, relative to AIU Online average student population and revenue during the nine months ended September 30, 2005. As discussed above, we believe that the decrease in AIU Online revenue and average student population during 2006 is primarily attributable to AIU’s SACS Probation status, which has negatively impacted AIU’s student population and ability to recruit new students, and increased competition.

Health Education Segment Revenue.   Health Education segment revenue increased $10.7 million, or 9%, from $113.7 million during the nine months ended September 30, 2005, to $124.5 million during the nine months ended September 30, 2006. The Health Education segment revenue increase is primarily attributable to (1) tuition price increases affected during 2006, (2) a modest increase in average student population during the period, and (3) a shift in student enrollment mix that resulted in higher average revenue per student.

Educational Services and Facilities Expense

Educational services and facilities expense increased $13.4 million, or 3%, from $464.6 million during the nine months ended September 30, 2005, to $478.0 million during the nine months ended September 30,

2006. The increase in educational services and facilities expense is primarily attributable to an overall increase in certain academic and occupancy costs incurred by our University segment schools.

The increase in University segment educational services and facilities expense is primarily attributable to increases in variable expenses incurred by CTU Online necessary to support increases in student population. The increase is also attributable to (1) costs related to additional student service activities designed to improve retention, (2) an increase in costs associated with curriculum development activities, and (3) increased occupancy costs associated with facility expansions in support of University segment online platforms during 2005 and 2006.

The increase in overall educational services and facilities expenses during the nine months ended September 30, 2006, relative to educational services and facilities expense incurred during the nine months ended September 30, 2005, was mitigated, in part, by the continuation of cost-cutting measures enacted during 2005 in response to the overall declines in average student population at a majority of our campuses.

General and Administrative Expense

General and administrative expense increased $46.6 million, or 6%, from $718.5 million during the nine months ended September 30, 2005, to $765.1 million during the nine months ended September 30, 2006. This increase is primarily attributable to (1) an increase in administrative, advertising, marketing, and admissions costs incurred by our University segment, Health Education segment, and Culinary Arts segment schools, (2) $14.2 million of share-based compensation expense recognized during the nine months ended September 30, 2006, in connection with our adoption of SFAS 123R, and (3) investment in the startup activities of our JDV Online segment of approximately $5.1 million.

The increase in University segment administrative expenses during the period is primarily attributable to costs incurred by AIU in connection with the university’s efforts to remediate its Probation status with its accrediting body. The increase in University segment administrative expense is also attributable to increases in variable administrative costs incurred by CTU in response to increased student enrollments during the period. The increase in University segment advertising, marketing, and admissions costs during the period is primarily attributable to costs incurred by CTU Online and Stonecliffe College Online in support of increased student lead, enrollment, and start volume.

The increases in administrative, advertising, marketing, and admissions costs incurred by our Health Education segment and Culinary Arts segment schools are primarily attributable to variable costs incurred to support student enrollment and starts.

The increases in general and administrative expense discussed above were offset, in part, by an overall decrease in bad debt expense during the period of approximately $11.3 million. Bad debt expense incurred by each of our reportable segments during the nine months ended September 30, 2006 and 2005, was as follows (dollars in thousands):

	For the Nine Months Ended September 30,
		As a		As a
		Percentage		Percentage
		of Segment		of Segment
	2006	Revenue	2005	Revenue
Bad debt expense by segment:
University segment	$31,243	4.7%	$38,205	5.9%
Culinary Arts segment	4,586	1.7%	4,798	1.7%
Colleges segment	2,211	1.2%	3,225	1.5%
Health Education segment	4,735	3.8%	6,503	5.7%
Academy segment	2,553	2.1%	3,109	2.7%
Gibbs segment	3,303	4.0%	4,937	4.8%
INSEEC segment	334	1.0%	(20)	N/A
Corporate and other	1,495	N/A	962	N/A
Total bad debt expense	$50,460	3.4%	$61,719	4.1%

The overall decrease in bad debt expense during the period is primarily attributable to (1) a decrease in overall student receivable exposure at a majority of our schools, primarily as a result of declines in student population during the period, and (2) overall improvement in student retention.

The increase in overall general and administrative expenses during the nine months ended September 30, 2006, relative to general and administrative expense incurred during the nine months ended September 30, 2005, was mitigated, in part, by the continuation of cost-cutting measures enacted during 2005 in response to the overall declines in average student population at a majority of our campuses.

Goodwill and Intangible Asset Impairment Charge

During the nine months ended September 30, 2006, we recognized total goodwill and intangible asset impairment charges of $96.1 million, pretax, of which $10.4 million was recorded during the first quarter of 2006 and attributable to our Gibbs segment and $85.8 million was recorded during the second and third quarters of 2006 and attributable to our Health Education segment. See Note 2. “Goodwill Impairment” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a detailed discussion of our goodwill impairment charges.

Income From Operations and Operating Margin Percentage

	For the Nine Months Ended September 30,				% Change
		% of Total		% of Total	2006 vs.
	2006	CEC	2005	CEC	2005
	(Dollars in thousands)
INCOME (LOSS) FROM OPERATIONS:
University segment (excluding share of affiliate earnings)	$180,983	246%	$214,467	81%	(16)%
Culinary Arts segment	41,734	57%	58,824	22%	(29)%
Colleges segment	15,632	21%	33,090	13%	(53)%
Health Education segment	(83,673)	(114)%	(709)	—%	(11702)%
Academy segment	6,828	9%	5,628	2%	21%
Gibbs segment	(37,262)	(51)%	(11,469)	(4)%	(225)%
INSEEC segment	5,927	8%	6,056	2%	(2)%
JDV Online segment	(6,053)	(8)%	(1,232)	—%	(391)%
Corporate and other	(50,424)	(68)%	(40,271)	(15)%	(25)%
Total income from operations	$73,692		$264,384		(72)%
Operating profit (loss) margin percentage:
University segment (excluding share of affiliate earnings)	27.3%		33.1%
Culinary Arts segment	15.4%		20.7%
Colleges segment	8.5%		15.6%
Health Education segment	(67.2)%		(0.6)%
Academy segment	5.7%		4.9%
Gibbs segment	(45.4)%		(11.2)%
INSEEC segment	18.2%		20.5%
JDV Online segment	(1250.6)%		N/A
CEC consolidated	5.0%		17.6%

Income from operations decreased $190.7 million, or 72%, from $264.4 million during the nine months ended September 30, 2005, to $73.7 million during the nine months ended September 30, 2006. Our operating margin percentage decreased from 17.6% during the nine months ended September 30, 2005, to 5.0% during the nine months ended September 30, 2006. The significant decrease in operating profit and operating profit margin percentage during the period is primarily attributable to the $96.1 million non-cash goodwill and intangible asset impairment charges recorded during the nine months ended September 30, 2006. Also contributing to our decrease in operating profit during the nine months ended September 30, 2006, relative to operating profit during the nine months ended September 30, 2005, was non-cash pretax, share-based compensation expense of $14.6 million incurred in connection with our adoption of SFAS 123R, approximately $11.6 million of which is attributable to Corporate and other, and the declines in University segment operating profit and operating profit margin percentage.

As discussed above, we believe the declines in University segment operating profit and operating profit margin percentage are primarily attributable to the negative effects of the ongoing SACS Probation status of the University segment’s AIU universities and increased competition. AIU Online’s operating profit margin percentage declined from 45.6% during the nine months ended September 30, 2005, to 42.1% during the nine months ended September 30, 2006. As discussed above, declines in AIU Online operations and student population have a disproportionate negative impact on overall University segment and CEC consolidated operating profits and operating profit margin percentages.

Interest Income

Interest income increased $5.6 million, or 71%, from $7.9 million during the nine months ended September 30, 2005, to $13.5 million during the nine months ended September 30, 2006, primarily as a result of an increase in average invested cash balances. Also contributing to the increase, during the second quarter of 2005, we began investing a portion of our excess cash balances in available-for-sale investments that generally return investment yields in excess of the yields returned on cash equivalent securities, in which we previously invested our excess cash.

Provision for Income Taxes

Provision for income taxes decreased $42.5 million, or 41%, from $104.9 million during the nine months ended September 30, 2005, to $62.3 million during the nine months ended September 30, 2006. The decrease is primarily attributable to a decrease in income before provision for income taxes during 2006 of approximately $89.8 million, excluding the effect of the $96.1 million goodwill and intangible asset impairment charge incurred for our Gibbs and Health Education segments during the nine months ended September 30, 2006. The unusual effective income tax rate of 70.65% reflected in our statement of income during the nine months ended September 30, 2006, is attributable to the fact that only $7.3 million of our total $85.8 million Health Education segment goodwill and intangible asset impairment charge, which is included in operating expenses, is deductible for income tax purposes. As such, an income tax benefit has not been provided for the non-deductible portion of the charge. Excluding the effect of the non deductible goodwill and intangible asset impairment charge, our effective income tax rate for the nine months ended September 30, 2006, was 37.40%.

We reduced our effective income tax rate from 38.25% during the nine months ended September 30, 2005, to 37.40% during the nine months ended September 30, 2006, excluding the effect of the non-deductible Health Education segment goodwill and intangible asset impairment charge. The decrease in our effective tax rate is attributable to the impact of various tax planning strategies, favorable changes in the proportionate distribution of our total pretax income among the tax jurisdictions in which we operate, and an increase in tax-exempt interest earned on invested cash balances. Future changes in the proportionate distribution of our total pretax income among the tax jurisdictions in which we operate may further impact our effective income tax rate.

Net Income

Net income decreased during the nine months ended September 30, 2006, to $25.9 million, from $163.6 million during the nine months ended September 30, 2005, as a result of the cumulative effect of the factors discussed above.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

As of September 30, 2006, cash and cash equivalents and investments totaled $444.5 million. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We finance our operating activities and our organic growth primarily through cash generated from operations. We finance acquisitions primarily through funding from a combination of equity issuances, credit facility borrowings, and cash generated from operations. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, and lease commitments through at least the next 12 months primarily with cash generated by operations, existing cash balances, and, if necessary, borrowings under our existing credit agreements.

The ED requires that Title IV Program funds collected in advance of student billings be kept in a separate cash account until students are billed for the portion of their program related to those Title IV Program funds collected. The ED further requires that Title IV Program funds be disbursed to students within three business days of receipt. We do not recognize restricted cash balances on our consolidated balance sheets until all restrictions have lapsed with respect to those balances. As of September 30, 2006, the amount of restricted cash balances kept in separate cash accounts was not significant. Restrictions on cash balances have not affected, nor do we believe that such restrictions will affect, our ability to fund our daily operations.

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

Sources and Uses of Cash

Operating Cash Flows

During the three months ended September 30, 2006 and 2005, net cash flows provided by operating activities totaled $83.2 million and $106.2 million, respectively. During the nine months ended September 30, 2006 and 2005, net cash flows provided by operating activities totaled $214.7 million and $287.3 million, respectively.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students finance tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, private and institutional scholarships, and cash payments. The following table summarizes our U.S. schools’ cash receipts from tuition payments by fund source as a percentage of total tuition payments received during the three months and nine months ended September 30, 2006 and 2005. The percentages reflected therein were determined based upon each U.S. school’s cash receipts for the three-month and nine-month periods ended September 30, 2006 and 2005.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Title IV Program funding
Stafford loans	40.2%	40.2%	41.5%	41.8%
Grants	9.5%	8.9%	9.3%	9.3%
PLUS loans	9.4%	9.5%	7.9%	8.7%
Total Title IV Program funding	59.1%	58.6%	58.7%	59.8%
Private loans
Non-recourse loans	19.7%	22.5%	20.1%	21.3%
Sallie Mae recourse loans	2.5%	1.9%	2.1%	2.2%
Stillwater recourse loans	0.2%	0.6%	0.3%	0.6%
Total private loans	22.4%	25.0%	22.5%	24.1%
Scholarships, grants, and other	2.7%	3.0%	3.2%	3.3%
Cash payments	15.8%	13.4%	15.6%	12.8%
Total tuition receipts	100.0%	100.0%	100.0%	100.0%

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

Our primary uses of cash to support our operating activities include, among other things, cash paid to employees for services, to vendors for products and services, to lessors for rents and operating costs related to leased facilities, to suppliers for textbooks and other school supplies, and to federal, state, and provincial governments for taxes.

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

Investing Cash Flows

During the third quarter of 2006, cash used in investing activities totaled $58.0 million, relative to cash used in investing activities during the third quarter of 2005 of $39.6 million. During the nine months ended September 30, 2006 and 2005, cash used in investing activities totaled $116.5 million and $352.2 million, respectively.

Capital Expenditures.   Capital expenditures decreased $11.5 million, or 40%, from $28.3 million during the third quarter of 2005 to $16.9 million during the third quarter of 2006. Capital expenditures during the third quarter of 2006 represented approximately 3.6% of third quarter 2006 total revenue. Capital expenditures during the nine months ended September 30, 2006, decreased $39.2 million, or 40%, to $60.0 million from $99.2 million during the nine months ended September 30, 2005. Capital expenditures during the nine months ended September 30, 2006, represented approximately 4.1% of total revenue during the nine months ended September 30, 2006. We finance capital expenditures primarily with cash generated from operations. Capital expenditures during 2006 decreased from 2005 levels due primarily to the restrictions on expansion imposed on us by the ED beginning in June 2005 and due to the halting of expansion activities at certain of our campuses in response to declines in student population.

Financing Cash Flows

During the third quarter of 2006, cash used in financing activities totaled $2.3 million, relative to cash provided by financing activities during the third quarter of 2005 of $193.1 million. During the nine months ended September 30, 2006, cash used in financing activities totaled $117.8 million, relative to cash provided by financing activities during the nine months ended September 30, 2005, of $189.5 million.

Credit Agreements.   As of September 30, 2006, we had outstanding under our $200.0 million U.S. Credit Agreement revolving loans totaling approximately $11.0 million and letters of credit totaling approximately $16.1 million. The credit availability under our U.S. Credit Agreement as of September 30, 2006, was $172.9 million. As of September 30, 2006, we had no outstanding borrowings under our $2.5 million (USD) Canadian Credit Agreement, as amended.

Repurchases of Shares.   During the nine months ended September 30, 2006, we repurchased 3.9 million shares of our common stock for approximately $124.8 million at an average price of $32.44 per share. We did not repurchase any shares of our common stock during the third quarter of 2006. As of September 30, 2006, we are authorized to repurchase an additional $175.1 million in shares of our common stock under the stock repurchase program.

Contractual Obligations

As of September 30, 2006, minimum future cash payments due under contractual obligations, including, among others, our credit agreements, non-cancelable operating and capital lease agreements, and other arrangements, were as follows (in thousands):

	2006	2007	2008	2009	2010	2011 & Thereafter	Total
Revolving loans	$—	$11,032	$—	$—	$—	$—	$11,032
Capital lease obligations	639	827	544	415	415	1,038	3,878
Operating lease obligations	31,886	127,310	120,519	113,642	108,068	624,240	1,125,665
Total contractual cash obligations	$32,525	$139,169	$121,063	$114,057	$108,483	$625,278	$1,140,575

Revolving Loans.   We have entered into an unsecured credit agreement with a syndicate of financial institutions (the “U.S. Credit Agreement”). Under our U.S. Credit Agreement, we may borrow up to the U.S. dollar equivalent of $200.0 million in U.S. dollars and various foreign currencies under a revolving credit facility and obtain up to the U.S. dollar equivalent of $100.0 million in standby letters of credit in U.S. dollars and various foreign currencies. Outstanding letters of credit were approximately $16.1 million as of September 30, 2006, and reduced the availability of borrowings under the revolving credit facility but are not included in the table above. Subject to the satisfaction of certain conditions precedent under the U.S. Credit Agreement, we may prepay outstanding loans under the U.S. Credit Agreement at any time without penalty. The stated maturity of our U.S. Credit Agreement is December 19, 2007.

Our domestic subsidiaries have jointly and severally guaranteed repayment of our obligations under the U.S. Credit Agreement. Under the U.S. Credit Agreement, we are limited in our ability to take certain actions, including, among other things, consummating certain acquisitions or mergers, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring other debt in excess of specified amounts, prepaying other debt, and making certain investments. We are also required to satisfy certain financial covenants on a periodic basis, including the maintenance of a maximum consolidated leverage ratio of 2.00:1, a minimum fixed charge coverage ratio of 1.50:1, a minimum level of consolidated net worth, and a minimum annual consolidated ED financial responsibility composite score of 1.5. As of September 30, 2006, we were in compliance with the covenants of our U.S. Credit Agreement.

Our Canadian subsidiaries have entered into an unsecured credit agreement (the “Canadian Credit Agreement”) with a syndicate of financial institutions. Under our Canadian Credit Agreement, as amended, our Canadian subsidiaries may borrow up to the U.S. dollar equivalent of 2.5 million in Canadian dollars under a revolving credit facility. Subject to the satisfaction of certain conditions precedent under the Canadian Credit Agreement, we may prepay outstanding loans under the Canadian Credit Agreement at any time without penalty. The stated maturity of our Canadian Credit Agreement, as amended, is December 19, 2007.

Operating Lease Obligations.   We lease most of our administrative and educational facilities and equipment under non-cancelable operating leases expiring at various dates through 2028. Lease terms generally range from five to ten years, with one to two renewal options for extended terms. The amounts included in the table above represent future minimum lease payments for non-cancelable operating leases.

Capital Lease Obligations.   We have assumed capital lease obligations in connection with certain acquisitions. As of September 30, 2006, the principal balance of outstanding capital lease obligations was approximately $3.3 million.

Off-Balance Sheet Arrangements.   As of September 30, 2006, we were not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

Changes in Financial Position—September 30, 2006, compared to December 31, 2005

Selected consolidated balance sheet account changes from December 31, 2005, to September 30, 2006, were as follows (dollars in thousands):

	As of September 30, 2006	As of December 31, 2005	% Change
Assets
Current assets:
Cash and cash equivalents	$116,157	$132,308	(12)%
Investments	328,328	272,093	21%
Total cash and cash equivalents and investments	444,485	404,401	10%
Student receivables, gross	113,978	121,286	(6)%
Allowance for doubtful accounts	(37,902)	(44,839)	15%
Student receivables, net	76,076	76,447	0%
Other current assets	19,021	31,067	(39)%
Goodwill	349,459	443,584	(21)%
Liabilities
Current liabilities:
Accrued payroll and related benefits	30,653	39,471	(22)%
Accrued income taxes	2,618	23,509	(89)%
Deferred tuition revenue	177,419	152,007	17%
Long-term liabilities:
Deferred rent obligations	97,453	89,680	9%
Share-based Awards Subject to Redemption	15,641	—	100%
Stockholders’ Equity
Treasury stock	$(325,003)	$(200,158)	(62)%

Cash and Cash Equivalents and Investments.   The increase in total cash and cash equivalents and investments is primarily attributable to operating cash flows generated during the period, offset, in part, by $124.8 million used during the nine months ended September 30, 2006, to purchase 3.9 million shares of our common stock at an average price of $32.44 per share in connection with our stock repurchase program.

Student Receivables.   Our allowance for doubtful accounts as a percentage of gross student receivables and quarterly days sales outstanding (“DSO”) were as follows as of the dates indicated:

	As of September 30, 2006	As of December 31, 2005	As of September 30, 2005
Allowance for doubful accounts as a percentage of gross student receivable.	33.3%	37.0%	37.5%
Quarterly DSO (in days) (1).	17	14	17

(1)          We calculate DSO by dividing net receivables, including both student receivables and other receivables, by quarterly average daily revenue. Quarterly average daily revenue is computed by dividing total quarterly revenue by the total number of days in the quarter.

Other current assets.   The decrease in other current assets is primarily attributable to the collection of tenant improvement allowances from lessors during the nine months ended September 30, 2006.

Goodwill   The decrease in goodwill is primarily attributable to total goodwill impairment charges of $95.4 million, pretax, recognized during the nine months ended September 30, 2006, to reduce the carrying value of goodwill related to our Gibbs and Health Education segments. Of the total $95.4 million goodwill impairment charge recorded during the nine months ended September 30, 2006, $10.4 million was recorded during the first quarter of 2006 and attributable to our Gibbs segment, and $85.0 million was recorded during the second quarter of 2006 and attributable to our Health Education segment. See Note 2. “Goodwill Impairment” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a detailed discussion of our goodwill impairment charges.

Accrued Payroll and Related Benefits.   The decrease in accrued payroll and related benefits is primarily attributable to 2005 annual employee bonus compensation payments made during the first quarter of 2006.

Accrued Income Taxes.   The decrease in accrued income taxes is primarily attributable to federal and state income tax payments made during the period, offset, in part, by current income tax liabilities associated with pretax earnings during the nine months ended September 30, 2006, excluding the impact of the non-deductible goodwill impairment charges recorded during the nine months ended September 30, 2006.

Deferred Tuition Revenue.   The increase in deferred tuition revenue is primarily attributable to advance cash tuition receipts for July 2006 student starts. Historically, a majority of our schools have started the greatest number of students during July.

Deferred Rent Obligations.   The increase in deferred rent obligations is primarily attributable to tenant improvement allowances due or received from lessors during the period and normal increases in deferred rent obligations associated with lease arrangements with escalating rent payments.

Share-based Awards Subject to Redemption.   As discussed in Note 7 “Share-based Compensation” to our unaudited condensed consolidated financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q, a participant in our share-based compensation plans has the right, upon the occurrence of a change in control event, to surrender all or part of his or her share-based awards to us in exchange for cash. Upon our adoption of SFAS 123R as of January 1, 2006, the grant-date cash redemption value of each outstanding share-based award is recorded as “Share-based awards subject to redemption” on our consolidated balance sheets on a pro rata basis over the requisite service period. The total grant-date cash redemption value for each outstanding share-based award represents the intrinsic value of the award as of the grant date, assuming that a change in control event occurred on the grant date. Share-based awards subject to redemption as of September 30, 2006, recorded as a reduction of retained earnings, represent the portion of the total grant-date cash redemption value for all share-based awards outstanding as of September 30, 2006, earned by plan participants as a result of services rendered through such date. Prior to our adoption of SFAS 123R, we were not required to record an amount for share-based awards subject to redemption on our consolidated balance sheets.

Treasury Stock.   As discussed above, during the nine months ended September 30, 2006, we repurchased 3.9 million shares of our common stock for approximately $124.8 million at an average price of $32.44 per share.

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

Interest Rate Exposure

Our borrowings under our credit agreements bear annual interest at variable rates tied to the prime rate and the Eurocurrency rate. The outstanding borrowings under these credit agreements were $11.0 million and $13.6 million as of September 30, 2006, and December 31, 2005, respectively.

The weighted average interest rate of borrowings under our credit agreements was 4.66% and 2.95% as of September 30, 2006, and December 31, 2005, respectively.

In addition, we had capital lease obligations totaling $3.3 million as of September 30, 2006, and December 31, 2005, bearing interest at a weighted average rate of 6.00% and 6.80%, respectively.

We estimate that the book value of our investments, debt instruments, and any related derivative financial instruments approximated their fair values as of September 30, 2006, and December 31, 2005. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

Foreign Currency Exposure

We are subject to foreign currency exchange exposures arising from current and anticipated transactions denominated in currencies other than the U.S. dollar and from the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts. Specifically, we are subject to risks associated with fluctuations in the value of the Euro, the Canadian dollar, and the British pound vis-à-vis the U.S. dollar. Our investment in our foreign operations as of September 30, 2006, was not significant to our consolidated financial position, and the book values of the assets and liabilities of such foreign operations as of September 30, 2006, approximated their fair values.

In addition, as of September 30, 2006, we had borrowings outstanding under our U.S. Credit Agreement of $11.0 million denominated in €8.7 million.

We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in foreign currency exchange rates is not significant.

Item 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our future operating results and financial condition would be materially adversely affected if a “change in control” is deemed to occur under our share-based compensation plans.

As of June 30, 2006, the most recent date of disclosure required under the Exchange Act, no individual shareholder owned more than 19.08 percent of the combined voting power of our then outstanding common stock. However, if any person or entity, including a group, were to acquire additional shares of our common stock such that they would beneficially own 20 percent or more of the combined voting power of our common stock, a change in control would be deemed to have occurred under our 1998 Employee Incentive Compensation Plan and 1998 Non-Employee Director Stock Option Plan. In that case, we would be required to recognize substantial share-based compensation expense and an additional liability in an amount equal to the estimated obligation that would be due to plan participants who elected to surrender to us all or part of a share-based award in exchange for cash. The recognition of this additional expense and liability would have a material adverse affect on our operating results and financial condition. Please see Note 7 “Share-Based Compensation” of the notes to our unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information concerning the effects of a change in control under our share-based compensation plans.

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the three months ended September 30, 2006:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2006—July 31, 2006	—	$—	—	$175,078,469
August 1, 2006—August 31, 2006	—	—	—	175,078,469
September 1, 2006—September 30, 2006	—	—	—	$175,078,469
Total	—	$—	—

(1)          Our Board of Directors has authorized us to use up to approximately $500.2 million for the repurchase of shares of our outstanding common stock. Pursuant to this stock repurchase program, we may repurchase shares of our outstanding common stock on the open market or in private transactions from time to time, depending on factors including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

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

CAREER EDUCATION CORPORATION
Date: November 7, 2006	By:	/s/ ROBERT E. DOWDELL
Robert E. Dowdell
President and Chief Executive Officer
(Principal Executive Officer)
Date: November 7, 2006	By:	/s/ PATRICK K. PESCH
Patrick K. Pesch
Executive Vice President,
Chief Financial Officer,
and Assistant Secretary
(Principal Financial and Accounting Officer)