Form 10-K
period 2006-12-31
CAREER EDUCATION CORP
filed 2007-03-01
CIK 1046568

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006,

or

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-23245

CAREER EDUCATION CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	36-3932190
(State of or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2895 Greenspoint Parkway, Suite 600
Hoffman Estates, Illinois	60169
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (847) 781-3600

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.   Yes ☒    No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.   Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.   Yes ☐    No ☒

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant, based upon the $29.89 per share closing sale price of the Registrant’s common stock on June 30, 2006 (the last business day of the Registrant’s most recently completed second quarter), was approximately $1,524,952,231. For purposes of this calculation, the Registrant’s directors and executive officers and holders of 10% or more of the Registrant’s outstanding shares of voting common stock have been assumed to be affiliates, with such affiliates holding an aggregate of 43,676,968 shares of the Registrant’s voting common stock on June 30, 2006.

Number of shares of Registrant’s common stock, par value $0.01, outstanding as of February 27, 2007, was 94,890,370.

Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

CAREER EDUCATION CORPORATION

FORM 10-K

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have used words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying these forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed herein under the caption “Risk Factors,” that could cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects, and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason.

ITEM 1.                BUSINESS

As used in this Annual Report on Form 10-K, the terms “we,” us,” “our,” and “CEC” refer to Career Education Corporation and our wholly-owned subsidiaries. The terms “school” and “university” each refer to an individual, branded, proprietary educational institution, owned by us and including its campus locations. The term “campus” refers to an individual main or branch campus operated by one of our schools.

BUSINESS OVERVIEW

We are a dynamic educational services company committed to quality, career-focused learning and led by passionate professionals who inspire individual worth and lifelong achievement. Since our founding in 1994, we have progressed rapidly toward our goal of becoming the world’s leading provider of quality educational services. We are one of the world’s leading on-ground providers of private, for-profit, postsecondary education and have a substantial presence in online education. Our schools and universities prepare students for professionally and personally rewarding careers through the operation of 71 on-ground campuses located throughout the United States and in France, Canada, Italy and the United Kingdom and two fully-online academic programs.

Our schools and universities offer doctoral degree, master’s degree, bachelor’s degree, associate degree, and non-degree certificate and diploma programs in the following core career-oriented disciplines:

•       Culinary Arts: Programs within this discipline include culinary arts, hotel and restaurant management, and baking and pastry arts.

•       Visual Communication and Design Technologies: Programs within this discipline include desktop publishing, graphic design, fashion design and merchandising, interior design, graphic imaging, web page design, animation, photography, game design, digital film and media and visual journalism.

•       Health Education: Programs within this discipline include medical assistance, medical billing and coding, massage therapy, pharmacy technician, diagnostic medical ultrasound, cardiovascular technician, surgical technician, dental assistance, and medical office administration.

•       Business Studies: Programs within this discipline include business administration, business operations, merchandising management, business administration and marketing, paralegal studies, hospitality management, criminal justice, and education.

•       Information Technology: Programs within this discipline include PC/LAN, PC/Net, computer technical support, computer network operation, computer information management, computer science and computer engineering and computer programming.

We evaluate our business based on our operating segments, which we define as our operating divisions. Each of our school and university operating divisions represents a group of for-profit, postsecondary schools that offer a variety of degree and non-degree academic programs and are differentiated based on a variety of criteria including, but not limited to, brand name, academic offerings, and geographic location. We have six school reportable segments, consisting of the Academy segment, the Colleges segment, the Culinary Arts segment, the Health Education segment, the International segment (formerly known as the INSEEC segment), and the University segment and one non-school reportable segment, the JDV Online segment.

The Academy segment includes our International Academy of Design and Technology (“IADT”) campuses that collectively offer academic programs primarily in the career-oriented discipline of visual communications and design technologies in a classroom setting.

The Colleges segment includes schools that collectively offer academic programs in our core career-oriented disciplines of business studies, health education, information technology, and visual communications and design technologies in a classroom or laboratory setting.

The Culinary Arts segment includes our Le Cordon Bleu and Kitchen Academy schools that collectively offer culinary arts programs in the career-oriented disciplines of culinary arts, baking and pastry arts, and hotel and restaurant management primarily in a classroom or kitchen setting.

The Health Education segment primarily includes our Sanford-Brown schools that collectively offer academic programs in the career-oriented disciplines of health education, business studies, visual communications and design technologies, and information technology in a classroom or laboratory setting.

The International segment includes our INSEEC Group schools that are located throughout France and collectively offer academic programs in the career-oriented disciplines of business studies, health education, and visual communication and technologies in a classroom or laboratory setting.

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

The JDV Online segment was launched in October 2004 and focuses on the development of a range of short-term online learning and informational programs that generates revenue through the sale of products, premium digital content, and advertising space. The JDV Online segment’s primary ventures include Chefs.com, a consumer-focused culinary website, and Blish.com, a comprehensive online marketplace aimed at uniting buyers and sellers of digital content. During 2007, in connection with our commitment to a more focused business strategy, we will be eliminating our JDV Online segment by transferring Chefs.com to our Culinary Arts segment and discontinuing Blish.com.

See Note 18 “Segment Reporting” of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion of the financial results of our reporting segments for each of the last three years.

Division and Campus Information

Total student population for continuing operations as of January 31, 2007 and 2006 was approximately 89,300 students and 94,100 students, respectively. Included in total student population for continuing operations as of January 31, 2007 and 2006, were approximately 28,600 students and 32,700 students, respectively, enrolled in our University segment’s fully-online academic platforms. Total student population for continuing operations by operating division as of January 31, 2007 and 2006, and related continuing operations student population demographic information as of January 31, 2007 and 2006, were as follows:

Student Population by Segment:

	As of January 31,
	2007	2006
University segment	41,000	46,400
Culinary segment	10,900	11,500
Health Education segment(1)	11,600	10,700
Colleges segment	8,700	10,200
Academy segment	9,500	9,800
International segment	7,600	5,500
	89,300	94,100

Student Population by Age Group:

	As a Percentage of Total Student Population as of January 31,
Age Group	2007	2006
Under 21	20%	19%
21 to 30	48%	47%
Over 30	32%	34%

Student Population by Core Curricula:

	As a Percentage of Total Student Population as of January 31,
	2007	2006
Business Studies	43%	44%
Visual Communication and Design Technologies	23%	22%
Health Education	13%	13%
Culinary Arts	12%	12%
Information Technology	9%	9%

(1)          Student population excludes SBI Springfield, which is currently being taught out.

Student Population by Degree Granting Program:

	As a Percentage of Total Student Population as of January 31,
	2007	2006
Doctoral, Master’s, Bachelor’s Degree	51%	55%
Associate’s Degree	35%	32%
Certificate	14%	13%

Total student starts for continuing operations during the years ended December 31, 2006 and 2005, were approximately 92,150 students and 107,410 students, respectively. Included in total student starts for continuing operations during the years ended December 31, 2006 and 2005, respectively, were approximately 42,400 student starts and 54,400 student starts attributable to our University segment’s fully-online academic platforms. Total student starts for continuing operations by operating segment for the years ended December 31, 2006 and 2005, were as follows:

	For the Year Ended December 31,
	2006	2005
University segment	50,740	64,890
Culinary segment	10,890	11,050
Health Education segment(1)	13,530	12,360
Colleges segment	5,370	6,960
Academy segment	7,090	8,110
International segment	4,530	4,040
	92,150	107,410

(1)          Student starts excludes SBI Springfield, which is currently being taught out.

Certain other key information regarding each of our continuing operating divisions, schools, and campuses is summarized in the following table:

SCHOOL AND CAMPUS INFORMATION TABLE

School and Campus Locations	Website	Year School Founded		Date Acquired/ Opened(1)		Principal Curricula(2)
ACADEMY DIVISION:
International Academy of Design & Technology (“IADT”)		1977	(3)			B, IT, VC
IADT—Chicago, Chicago, IL	www.iadtchicago.edu			6/97
IADT—Detroit, Troy, MI	www.iadtdetroit.com			10/03	*
IADT—Las Vegas, Henderson, NV	www.iadtvegas.com			4/04	*
IADT—Nashville, Nashville, TN	www.iadtnashville.com			7/04	*
IADT—Orlando, Orlando, FL	www.iadt.edu			4/01	*
IADT—Pittsburgh, Pittsburgh, PA	www.iadtpitt.edu			2/97
IADT—Schaumburg, Schaumburg, IL	www.iadtschaumburg.com			1/04	*
IADT—Seattle, Seattle, WA	www.iadtseattle.com			10/04	*
IADT—Tampa, Tampa, FL	www.academy.edu			6/97
IADT—Toronto, Toronto, Canada	www.iadt.ca			6/97
COLLEGES DIVISION:
Briarcliffe College	www.bcl.org	1966		4/99		B, IT, VC
Briarcliffe College, Bethpage and Queens, NY(4)
Briarcliffe College, Patchogue, NY

Brooks Institute of Photography, Santa Barbara and Ventura, CA(4)	www.brooks.edu	1945		6/99		VC
Brown College, Mendota Heights and Brooklyn Center, MN(4)	www.browncollege.edu	1946		10/95		B, HE, IT, VC
Collins College, Tempe and Phoenix, AZ(4)	www.collinscollege.edu	1978		1/94		IT, VC
Harrington College of Design, Chicago, IL	www.interiordesign.edu	1931		1/99		VC
CULINARY ARTS DIVISION:
California Culinary Academy, San Francisco, CA	www.baychef.com	1977		4/00		CA
California School of Culinary Arts, Pasadena, CA	www.csca.edu	1994		3/98		CA
The Cooking & Hospitality Institute of Chicago, Chicago, IL	www.chic.edu	1983		2/00		CA
Kitchen Academy, Hollywood, CA	www.kitchenacademy.com	2005		7/05	*	CA
Kitchen Academy, Sacramento, CA		2007		2/07	*	CA
Le Cordon Bleu College of Culinary Arts (“LCB”)						CA
LCB—Atlanta, Tucker, GA	www.atlantaculinary.com	2003		10/03	*
LCB—Las Vegas, Las Vegas, NV	www.vegasculinary.com	2003		7/03	*
LCB—Miami, Miramar, FL	www.miamiculinary.com	2003		6/04	*
LCB—Minneapolis/St. Paul, Mendota Heights, MN	www.twincitiesculinary.com	2000		1/00	*
Orlando Culinary Academy, Orlando, FL	www.orlandoculinary.com	2002		7/02	*	CA
Pennsylvania Culinary Institute, Pittsburgh, PA	www.pci.edu	1986		12/01		CA
Scottsdale Culinary Institute, Scottsdale, AZ	www.chefs.edu	1986		10/98		CA
Texas Culinary Academy, Austin, TX	www.tca.edu	1985		8/01		CA
Western Culinary Institute, Portland, OR	www.wci.edu	1983		10/96		CA
HEALTH EDUCATION DIVISION:
Missouri College, St. Louis, MO	www.missouricollege.com	1963		9/02		HE, IT, VC
Sanford-Brown College (“SBC”)	www.sanford-brown.edu	1866	(5)	7/03		B, HE, IT
SBC—Collinsville, Collinsville, IL
SBC—Fenton, Fenton, MO
SBC—Hazelwood, Hazelwood, MO
SBC—St. Peters, St. Peters MO
SBC—Milwaukee, West Allis, WI				6/05	*
Sanford-Brown Institute (“SBI”)	www.sanford-brown.edu	1977	(6)	7/03		HE
SBI—Atlanta, Atlanta, GA
SBI—Dallas, Dallas, TX
SBI—Ft. Lauderdale, Ft. Lauderdale, FL
SBI—Garden City, Garden City, NY
SBI—Houston, Houston, TX
SBI—North Loop, Houston, TX
SBI—Iselin, Iselin, NJ
SBI—Jacksonville, Jacksonville, FL
SBI—Landover, Landover, MD
SBI—Cleveland, Middleburg Heights, OH
SBI—New York, New York, NY
SBI—Tampa, Tampa, FL
SBI—Philadelphia, Trevose, PA
SBI—White Plains, White Plains, NY
Western School of Health and Business Careers (“Western”)	www.western-school.com	1980		8/03		B, HE, IT
Western, Pittsburgh, PA

Western, Monroeville, PA
INTERNATIONAL DIVISION:
The International GROUP	www.inseec-france.com	1975	(7)	2/03	B, HE, VC
CEFIRE, Paris, France
ECE Bordeaux, Bordeaux, France
ECE Lyon, Lyon, France
INSEEC Bordeaux, Bordeaux, France
INSEEC Paris, Paris, France
MBA Institute, Paris, France
Sup de Pub, Paris, France
Sup Sante, Lyon, France
Sup Sante, Paris, France
Istituto Marangoni, Milan, Italy; London, England; Paris, France		1935		1/07	VC
UNIVERSITY DIVISION:
American InterContinental University (“AIU”)	www.aiuniv.edu	1970	(8)	1/01	B, IT, VC
AIU—Buckhead, Atlanta, GA
AIU—Dunwoody, Atlanta, GA
AIU—Houston, Houston, TX				10/03
AIU—London, London, England
AIU—Los Angeles, Los Angeles, CA
AIU—Online	www.aiuonline.edu
AIU—South Florida, Weston, FL
Colorado Technical University (“CTU”)	www.coloradotech.edu	1965	(9)	7/03	B, HE, IT, VC
CTU Colorado Springs, Colorado Springs and Pueblo, CO(4)
CTU Denver, Denver and Denver North, CO
CTU North Kansas City, North Kansas City, MO
CTU Online
CTU Sioux Falls, Sioux Falls, SD
Stonecliffe College Online(10)

          (1) Represents the date on which we acquired the school or individual campus. Start-up campuses that we opened after the initial school acquisition are marked by an “*.” For start-up campuses, the date opened corresponds to the date on which students first matriculated.

          (2) Our schools offer degree and diploma programs within our core curricula of business studies (“B”), culinary arts (“CA”), health education (“HE”), information technology (“IT”), and visual communication and design technologies (“VC”). All of our campuses are degree-granting, with the exception of Kitchen Academy; Sanford-Brown College, Collinsville; and all of our Sanford-Brown Institute campuses located outside of Florida, except for the Houston location.

          (3) Represents the year during which the first IADT campus in Chicago, IL, was founded.

          (4) The first location listed represents the school’s main campus location and the second location listed represents a satellite campus of the school. We define a satellite campus as a separate location of a main or branch campus that is in reasonable geographic proximity to and is managed by the related main or branch campus. Satellite campuses are not included in our campus count.

          (5) Represents the year during which the first Sanford-Brown College campus in Fenton, MO, was founded.

          (6) Represents the year during which the first Sanford-Brown Institute campus in New York, NY, was founded.

          (7) Represents the year during which the INSEEC Paris campus in Paris, France, was founded.

          (8) Represents the year during which the first AIU campus, AIU-Buckhead, in Atlanta, GA, was founded.

          (9) Represents the year during which the first CTU campus in Colorado Springs, CO, was founded.

    (10) Stonecliffe College Online is an academic division of CTU. As such, we do not include Stonecliffe College Online in our campus count.

The table above excludes schools that have been sold, closed, have ceased admitting new students, or are part of the Sales Plan discussed above. Certain key information regarding each of our discontinued operating divisions, schools, and campuses is summarized in the following table:

DISCONTINUED SCHOOL AND CAMPUS INFORMATION TABLE

Discontinued or Teach-out School and Campus Locations	Date Acquired /Opened	Date Closed /Sold
Brooks College:
Brooks College, Long Beach, CA	10/94	N/A
Brooks College, Sunnyvale, CA	10/02	N/A
Gibbs College:	5/97	N/A
Gibbs College, Cranston, RI
Gibbs College, Livingston, NJ
Gibbs College, Norwalk and Farmington, CT
Gibbs College, Vienna, VA
Gibbs College of Boston, Inc. a private two-year college, Boston, MA
Katharine Gibbs School, Melville, NY
Katharine Gibbs School, New York, NY
Katharine Gibbs School, Norristown, PA
Katharine Gibbs School, Piscataway, NJ
International Academy of Design & Technology (“IADT”:)
IADT—Fairmont, Fairmont, WV	2/97	3/06
IADT—Ottawa, Ottawa, Canada	9/00	3/05
IADT—Montreal, Montreal, Canada	6/97	3/05
Lehigh Valley College, Center Valley, PA	10/95	N/A
McIntosh College, Dover, NH	3/99	N/A
Sanford-Brown Institute—Springfield, Springfield, MA	7/03	N/A

Seasonality

The operating results of our schools’ on-ground campuses generally fluctuate on a quarterly basis, primarily as a result of changes in student enrollment. Our schools generally experience a seasonal increase in enrollment in the fall, traditionally when the largest number of new high school graduates begins postsecondary education. Furthermore, although we encourage year-round attendance at all campuses, certain programs offered by some of our schools include summer breaks. As a result of these factors, our total student population and revenues are generally highest in the fourth quarter (October through December) and lowest in the second quarter (April through June). Operating costs for our schools do not fluctuate as significantly on a quarterly basis, except for admissions and advertising expenses, which are generally higher during the second quarter and third quarter (April through September) in support of seasonally high enrollment. We anticipate that these seasonal trends will continue.

The results of operations of AIU Online fluctuate on a quarterly basis, primarily as a result of the platform’s academic calendar and, more specifically, the number of instructional days in each quarter. Historically, the number of revenue-generating instructional days has been highest during the first and second quarters (January through June), lower in the third quarter (July through September), and lowest in the fourth quarter (October through December). The operating costs of AIU Online do not fluctuate as significantly on a quarterly basis. We anticipate that these seasonal trends will continue.

The results of operations of CTU Online are not significantly impacted by seasonal trends, as the number of revenue-generating instructional days during each quarter and related operating costs don’t fluctuate significantly.

Employees

As of January 31, 2007, we had a total of approximately 16,740 employees, including approximately 2,690 students employed on a part-time basis at certain of our schools, as follows:

	Full-time Non-student Employees	Part-time Non-Student Employees	Part-time Student Employees	Full-time Faculty	Part-time Faculty	Total
Corporate	660	40	—	—	—	700
Continuing Operations	5,700	110	2,130	2,470	3,340	13,750
Discontinued Operations	690	50	560	350	640	2,290
Total	7,050	200	2,690	2,820	3,980	16,740

Our Katharine Gibbs School in New York, which is part of our discontinued operations, and the United Federation of Teachers Local 2, are parties to a collective bargaining agreement which became effective on July 25, 2006, and expires on July 24, 2009. The Union represents all of the full and part time faculty members and the agreement is the first one between the parties.

INDUSTRY BACKGROUND AND COMPETITION

The postsecondary education industry includes approximately 6,500 institutions that participate in federally-sponsored financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended (“HEA”), which we refer to as “Title IV Programs.” According to the National Center for Education Statistics, approximately 17.7 million students enrolled in degree-granting, postsecondary institutions during the 2004 academic year, and postsecondary education in the United States generated estimated revenues of $339 billion during the 2005-2006 academic year. Postsecondary education institutions are generally grouped into one of three sectors: (1) public, not-for-profit, (2) private, not-for-profit, and (3) private, for-profit. According to NCES and Harris-BMO’s 2006 Education Industry Review, the private, for-profit sector includes approximately 2,600 institutions and approximately 1.2 million students participating in Title IV Programs. Harris-BMO estimates that for-profit sector revenues during 2006 were approximately $27.5 billion.

The postsecondary education industry is highly fragmented and competitive. No single institution claims a significant market share. Our schools compete with traditional public and private two-year and four-year colleges and universities, other proprietary institutions, and alternatives to postsecondary education, such as immediate employment and military service. In addition, many private, for-profit postsecondary educators and certain not-for-profit public and private postsecondary educators offer fully-online education platforms that compete directly with the fully-online educational platforms offered by certain of our schools.

Our primary competitors in the publicly-traded, for-profit postsecondary industry are: Apollo Group, Corinthian Colleges, Devry, ITT Educational Services, and Strayer Education. We also compete with an increasing number of private, for-profit postsecondary institutions, including Education Management Corporation.

We believe that our schools compete with other educational institutions principally based upon the quality of educational programs, reputation in the business community, program costs, and graduates’ ability to find employment. Some public and private institutions are able to charge lower tuition for courses of study similar to courses of study offered by our schools due, in part, to government subsidies, government and foundation grants, tax-deductible contributions, and other financial resources not available to proprietary institutions. However, tuition at private, not-for-profit institutions is, on average, higher than the average tuition rates of our schools. Additionally, some of our competitors in both the public and private sectors may have substantially greater financial and other resources than we do.

During 2006, some of our schools experienced increased competition for student enrollments in the specific markets that the schools serve. Also, our schools’ fully-online platforms experienced increased competition for online student enrollments.

BUSINESS AND OPERATING STRATEGY

To compete successfully in today’s demanding workplace, individuals require a solid educational foundation that provides them with the knowledge and skills they will use on the job. Our business and operating strategy is focused on establishing “schools of passion” in the postsecondary education market and enabling our schools to meet the needs and demands of our students. Our overall business strategy is built on the following four platforms: management of the business, people, compliance, and business expansion.

Management of the Business

Emphasize Customer Service throughout the Student Academic Life-Cycle.   We believe that the effective service of our customers is the foundation for our business and operating strategy. Our schools primary customers are our students. We continuously strive to maximize the overall quality of our customer service by focusing on the following key facets of the student’s academic life-cycle:

•       Student recruitment and admissions.   The student recruitment and admissions process begins when a student initially shows interest in attending one of our schools. Admissions representatives at our schools work with each prospective student to determine the student’s career goals and how our schools can assist him or her in achieving those goals.

•       Enrolled student attending class.   Upon enrolling in a program at one of our schools, students consult with faculty and administrators to establish an academic path that will promote completion of their programs and subsequent employment in their fields of choice. Our financial aid professionals assist students in financing the costs of their programs through the use of available sources of government and private assistance, including scholarship and grant programs offered by or through our schools.

•       Quality of the educational experience.   Our success as a company is dependent on our ability to provide our students with a quality educational experience that allows them to develop the skills and knowledge they need to succeed in their studies. Our faculty, many of whom have years of experience in their fields, understand the need to create a learning environment that encourages students to progress in their studies.

•       Student graduation and employment.   As our students near the completion of their academic programs, career services staff members at our campuses provide students with a variety of career development tools that are designed to help them secure employment or advancement in their field of choice.

To effectively service the educational needs of our students, our schools offer a full range of educational options, including doctoral degree, master’s degree, bachelor’s degree, associate degree, and non-degree certificate and diploma programs. Our schools focus on the five core curricula that we believe have traditionally provided quality employment opportunities for well-prepared graduates.

Promote Operational and Educational Excellence.   Our overall business strategy and growth initiatives are based on achieving operational and educational excellence throughout our organization. We intend to continue to build on our corporate culture, systems, and processes to advance our commitment to operational and educational excellence.

Adhere to our Business Models.   Our business models are developed based on our assessment of our strengths, weaknesses, opportunities, and threats and our identification of our competitive advantages. Our business models are designed to capitalize on our competitive advantages and most effectively meet the needs of our customers. Unique business models are developed for each of our operating divisions in consideration of, among other things, each division’s particular student and employer base, pricing strategy, marketing techniques, and product delivery methods. We believe our business models provide us and our operating divisions with a foundation for sustainable, long-term growth.

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

People

Becoming a Preferred Employer.   We strive to be an employer of choice to ensure that we attract and retain highly skilled and motivated individuals at our schools and corporate offices to achieve operational and educational excellence throughout our organization. A significant part of our strategy focuses on providing our employees with formalized career succession plans and implementing new employee training programs.

Compliance

Becoming an Industry Leader in Compliance.   We are committed to building and maintaining an industry-leading compliance program. In furtherance of that mission, we have developed rules, policies, and standards to guide the conduct of our employees. Our compliance objectives include the development of processes and controls to help ensure compliance with applicable rules, standards, and laws. We believe that a key to meeting these objectives is our continued emphasis on individual and organizational responsibility for compliance. Additionally, we have utilized technology to improve the design and operation of our network of compliance controls and develop tools that enable our corporate and school personnel to proactively monitor their overall compliance environment for indicators of potential compliance issues.

Business Expansion

Systematically Identify and Leverage Opportunities for Growth.   We continue to be committed to delivering shareholder value through quality long-term growth that is strategic, targeted, and sustainable. Key components of our growth strategy include the growth of our online campuses, the establishment of new programs at our existing schools, the opening of new start-up or satellite campuses of our existing schools, the expansion of our hybrid learning model, and the pursuit of international expansion opportunities. We believe we can achieve quality, sustainable, long-term revenue and profitability growth by fostering organic growth within our core business and executing a strategic acquisition strategy that focuses on underserved domestic and international markets.

As previously discussed, on January 19, 2007, we received a notice from the United States Department of Education (“ED”) that it had lifted restrictions imposed in June 2005 that had prevented us from domestic acquisitions of schools and had restricted our ability to open additional domestic campuses.

Growth Strategy

Growth of Fully-Online Education.   For students whose lifestyles demand a non-traditional learning environment, our schools’ fully-online platforms, AIU Online, CTU Online, and Stonecliffe College Online (an academic division of CTU), the financial results and position of which are reported in our University segment, deliver a quality educational experience through 100% Internet-based courses. Our schools’ online platforms have established a new standard for “E-learning” by offering online courses that deliver a well-rounded, comprehensive, multi-media learning experience. Our schools’ online platforms offer students a “virtual” campus that replicates the learning environment students would experience if they attended a traditional on-ground campus, an online library that delivers the full resources of an academic library to the student’s computer, online financial aid application and processing, and 24-hour technical support.

AIU Online offers 26 master’s degree, bachelor’s degree and associate’s degree programs in the following eight career-oriented disciplines: business, criminal justice, education, healthcare management, information technology, digital design, marketing, and organizational psychology and development. A majority of AIU Online’s programs are delivered on an accelerated basis.

CTU Online offers 12 master’s degree, bachelor’s degree, and professional certificate programs in business administration, criminal justice, and information technology. CTU Online programs are generally less accelerated than AIU Online programs and are structured and scheduled in a manner similar to programs offered at our on-ground campuses.

In the first quarter of 2006, CTU introduced Stonecliffe College Online (an academic division of CTU) that offers 100% online associate degree programs on a non-accelerated, part-time basis. Stonecliffe College Online is our first academic platform that markets online program offerings specifically to students who prefer a slower pace to their online education. Stonecliffe College Online offers associate degree programs in business and criminal justice. We believe that Stonecliffe College Online will attract adult learners who are currently employed and high school graduates who are interested in part-time accelerated and decelerated online educational programs.

Our schools’ fully-online platforms provide us with a unique opportunity to expand our business both domestically and internationally. We will continue to invest resources in this rapidly growing area of fully-online education to promote organic growth. We will also continue to explore the option of expanding our online presence through the offering of fully-online platforms at our on-ground schools and the introduction of new program offerings to our schools’ existing fully-online platforms.

See Note 13 “Commitments and Contingencies—Accrediting Body Actions,” of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion of AIU’s probationary status. We cannot predict the outcome of SACS’ future accreditation actions, and an unfavorable outcome could have a material adverse effect on our growth prospects, student population, financial condition, results of operations, and cash flows.

Expansion of Our Hybrid Learning Model.   During 2005 and 2006, we made significant advances in the development of our unique hybrid learning model, which capitalizes on our universities’ online platforms’ virtual campus platform and enables students at our on-ground campuses to complete a portion of their academic program on-ground and a portion of their academic programs utilizing our universities’ online platforms’ virtual campus platform. We believe that our hybrid learning model provides our current and prospective students the program flexibility that they desire.

Certain of our University campuses offered our hybrid learning model during 2005 and 2006 as a complement to those universities’ existing online platforms. We plan to expand our hybrid learning offerings to other selected schools during 2007.

Organic Growth.   Looking ahead, we believe that each of our continuing schools can achieve organic growth in enrollment, revenue, and profitability through successful execution of our business and operating strategies. We believe that the U.S. postsecondary education industry offers significant opportunities for short-term and long-term growth and that many of our schools are strategically positioned to take advantage of those growth opportunities. In addition, we believe that many of the factors impacting the expected growth of the U.S. postsecondary education industry are also present in the international markets where certain of our schools are located.

We seek to increase enrollment at each of our schools through concentrated local, regional, national, and Internet-based marketing programs designed to maximize each campus’ market penetration. We continually strive to design marketing programs tailored to each of our campuses that highlight the quality of the educational programs offered and the job opportunities available to graduates of these programs.

A key component of our schools’ organic growth strategy is the establishment of start-up branch campuses of our existing schools. Start-up branch campuses enable our schools to capitalize on new markets or geographic locations that exhibit strong enrollment potential or exhibit the potential to establish a successful operation based on one of our core curricula. To date, our schools have opened 17 start-up branch campuses. We anticipate opening new IADT branch campus locations in San Antonio, Texas and Sacramento, California.

Six of our schools are currently in the start-up stage. Our two new IADT branch campuses locations in San Antonio, Texas and Sacramento, California are now enrolling for spring 2007 starts. Enrollments are expected to begin by the end of 2007 for our LCB Boston and LCB Dallas branch campuses. Our IADT Seattle and IADT Las Vegas branch campuses were opened in 2004 and are now fully operational.

Another significant component of our school’s organic growth strategy is the opening of new satellite campuses. We define a satellite campus as a separate location of a main or branch campus that is in reasonable geographic proximity to and is managed by the related main or branch campus. Satellite campuses allow us to expand the reach of our marketing plans. Satellite campuses also enable our students to attend a portion of their classes at locations that may be more convenient for them than the location of the related main or branch campus. To date, our schools have opened six satellite campuses.

In addition to opening new start-up campuses and satellite campuses, we seek to foster organic growth by expanding program offerings at our schools. Many of our schools are able to leverage educational programs that have been successful at one of our campuses by selectively establishing similar programs at other campuses.

Strategic Acquisitions.   Historically, a significant component of our overall growth has been driven by the completion of strategic acquisitions of postsecondary educational institutions both in the U.S. and in selected international markets. We expect that strategic acquisitions will continue to be an important element of our overall long-term growth strategy. On an ongoing basis, we engage in evaluations of, and discussions with, potential acquisition candidates, including evaluations and discussions relating to acquisitions that may be material in size or scope.

Our objective is to complete selective acquisitions of career-oriented schools with quality educational programs and capable faculty and staff that stand to benefit from our educational focus and marketing and operating strengths. Traditionally, we have targeted institutions for acquisition that we believe have the potential to generate strong financial and academic performance once the institutions have been integrated into our operating structure. Such institutions generally demonstrate many of the following characteristics:

•       “Schools of Choice”—possessing leading reputations in career-oriented disciplines within local, regional, or national markets;

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

We also investigate any prospective acquisition target for its history of compliance with applicable federal, state, and accrediting body requirements, as we believe that such history is an indication of existing management’s integrity, the likelihood of future regulatory costs and compliance issues, and the institution’s overall condition from a compliance perspective. A history of significant compliance deficiencies will generally remove an institution from our consideration as an acquisition candidate.

International Expansion.   We believe that the international market for our services represents a significant growth opportunity. We believe that international students are increasingly turning to online U.S. educational programs as a means of obtaining a U.S. education without incurring the high travel and living costs and facing the stringent visa requirements associated with studying abroad. Our belief is supported by the fact that the student population of our schools’ online platforms includes students located in approximately 70 countries. In addition, many U.S. residents live and work in foreign countries and could benefit from the opportunity to continue their education while outside the U.S. We have also continued to pursue opportunities to expand our on-ground presence internationally, both through the growth of our existing schools, such as our INSEEC Group, and through acquisitions of foreign educational institutions, including our January 2007 acquisition of Istituto Marangoni.

Student Recruitment and Admissions

Our schools seek highly motivated, career-oriented students with both the desire and ability to complete their academic programs of choice. To promote interest among potential students, each of our schools engages in a wide variety of marketing activities. Each of our campuses has an admissions office whose staff is responsible for identifying individuals interested in enrolling at the campuses. Admissions representatives serve as prospective students’ primary contacts, providing information to help them make informed enrollment decisions and assist them with the completion of the enrollment process. As of January 31, 2007, our schools employed approximately 3,700 admissions representatives servicing our students and potential students.

Our schools’ primary generator of leads is Internet-based advertising. Our Internet-based advertising strategy consists of co-branded micro-sites, banner advertisements, e-mail campaigns, and branded websites for each of our schools. Each of our schools’ websites contains extensive information about the school and includes online enrollment capability. We expect this web-based information and enrollment capability to become an increasingly important, effective, and efficient aspect of our admissions activity.

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

The following table represents our estimated percentage of student starts for our continuing operations, generated by leads obtained from various sources during the years ended December 31, 2006 and 2005:

	Year Ended December 31,
	2006	2005
Internet	68%	66%
Referrals	15%	16%
Television and print	12%	12%
High school presentations	3%	3%
Direct mailings	1%	2%
Other	1%	1%

The admissions and entrance standards of each of our schools are intended to identify students who are equipped to meet the requirements of their chosen program of study. We believe that a success-oriented student body ultimately results in higher student retention and employment rates, increased student and employer satisfaction, and lower student default rates on government loans. Generally, to be qualified for admission to one of our schools, an applicant must have received a high school diploma or a recognized equivalent, such as a General Education Development certificate. Several of our schools also require applicants to meet other admissions requirements, such as obtaining certain minimum scores on assessment examinations.

Student Academics and Retention

Our schools and universities offer a wide array of career-based programs at varying degree levels that engage a student’s passion from the first term through graduation in a classroom, laboratory, kitchen, or online setting. We offer academic programs in the core career-oriented disciplines of business studies, visual communication and design technologies, health education, culinary arts and information technology. Instruction is provided by our educators on a one-on-one basis, in small groups, or in large groups. Methods of instructional delivery include lectures and demonstrations, and our students’ skills are further developed through the completion of assignments, projects, and examinations, including those conducted in a laboratory or kitchen setting that allow students to develop practical hands-on experience. Online instructional activities may include web-based chats, threaded discussions, and video presentations.

As the importance of flexibility in students’ lifestyles becomes more prominent due to changing demands of families and jobs, and geographical considerations, we will continue to focus our program offerings and delivery methods on what best suits our students while maintaining a quality educational experience. We will continue to offer programs that impassion prospective students in a varied and flexible fashion—either on-ground or online. We believe that our program offerings are best delivered in a way that seeks to maximize flexibility for our students.

We continually emphasize the importance of student retention at each of our schools. As is the case at any postsecondary educational institution, a portion of our students fail to complete their academic programs for a variety of personal, financial, or academic reasons. Our experience indicates that increases in revenue and profitability can be achieved through modest improvements in student retention rates. Furthermore, the costs to our schools of retaining current students are generally much less than the expense of the marketing efforts associated with attracting new students.

Student retention is a responsibility of each of the faculty members and administrators at our schools. To minimize the number of students who withdraw from our schools, faculty members and administrators strive to establish professional relationships with students and treat students as valued customers. Each school devotes significant resources to advising students regarding academic and financial matters, part-

time employment, and other factors that may affect a student’s success and ability to remain in school. In addition, our corporate and divisional support staff continuously monitor the retention rates of each of our campuses and provide feedback to local campus administrators. This corporate and divisional oversight also allows us to better identify regional and national trends that may be both positively and negatively impacting retention rates at our schools and enables us to develop best practices for improving student retention throughout our network of schools.

Our schools’ consolidated retention rates for the years ended December 31, 2006, 2005, and 2004, was approximately 66.5%, 63.8%, and 65.9%, respectively. These rates were determined in accordance with the standards set forth by the Accrediting Council for Independent Colleges and Schools (“ACICS”), which determines annual retention rates by dividing the total number of student withdrawals or dismissals during the year by the sum of (a) beginning student population, (b) new student starts, and (c) student re-enters, and subtracting the resulting quotient from 1.

Student Graduation and Employment

We place a high priority on assisting our students in graduating from their programs of study and securing employment in their careers of choice. We believe that the gainful employment of our students in their field of study is a key indicator of the success of our schools and the fulfillment of our educational mission. To emphasize the importance of our students’ graduation and employment, we designated 2006 as the “Year of the Graduate.” We believe that our schools share with each student the responsibility for the student’s long-term success. Our emphasis on providing personal support and assistance to our students is a hallmark of our educational model and, we believe, a key factor that differentiates us from our competitors.

Each of our campuses has a career services department whose primary responsibility is to assist our students in obtaining employment in their chosen fields of study after graduation. Career services staff members provide our students with a variety of career development instruction, which addresses, among other things, the preparation of resumes and cover letters, interviewing skills, networking, and other essential job-search tools, as well as ongoing career service resources, which are generally available to both current students and alumni. Annually, our campus’ career services departments host two national online job fairs and multiple on-campus job fairs to provide opportunities for current students and alumni to connect with local, regional, and national employers. Career services staff members also play a key role in marketing campus curriculum to the local and regional business community, which in turn generates job opportunities for our graduates. Career services staff members assist students in identifying part-time employment, including participation in internship programs, while our students are pursuing their education. Part-time employment opportunities are an important part of our campuses’ overall success strategy, as these opportunities may lead to permanent positions for our students after graduation.

As of January 31, 2007, we employed approximately 255 individuals in the career services departments of our campuses, aiding current students in obtaining part-time employment and assisting graduating students in identifying full-time, career-based employment opportunities. In addition to our career services personnel, we have many externship coordinators that help students obtain externships that prepare them to effectively compete in the employment market.

Curriculum and Faculty Development

We believe that the quality and relevance of our schools’ curriculum is a key component of the success of our overall business strategy. Prospective students choose, and employers recruit from, career-oriented educational institutions based primarily on the type and quality of the curriculum offered and the education provided. The curriculum development efforts of our schools are a direct product of relationships and partnerships with the business and professional communities of the employers our schools serve. Each of our individual campuses has one or more program advisory boards composed of local and regional community members who are engaged in businesses directly related to that campus’ educational offerings. These program advisory boards provide valuable input to campus faculty and administrators, allowing our campuses to maintain flexible, adaptable program curricula while providing our students with the training and skills that we believe employers in the local and regional business communities require.

Our faculty members, many of whom are industry professionals, maintain regular contact with employers. Our schools hire a significant number of part-time faculty members who hold positions in relevant business and industry because, in many circumstances, specialized knowledge is required to teach many of the courses included in our schools’ curricula and provide students with current industry-specific training. Unlike instructors at many traditional colleges and universities, instructors at our schools are not awarded tenure and are regularly evaluated based on, in part, the results of student evaluations.

Faculty observations and evaluations are conducted by each of our campuses to provide our instructors with input regarding their classroom performance. This input includes constructive suggestions for improvement and recognition of successful techniques used by the educator. We believe that these observations and evaluations help develop professional, competent instructors, who are able to effectively use a variety of tools and techniques to educate and guide our students.

We recognize the importance of faculty development to the overall success of our students and our schools. We believe that ongoing faculty development enhances the overall success of our students and enhances the credibility and integrity of our schools. CEC, in partnership with our schools, designs and implements faculty development activities to assist our schools’ faculty members in gaining knowledge in the theory and techniques of instruction, student support, and administrative procedures. Our schools also develop and implement tools to enhance faculty knowledge of teaching methodologies and subject matter. In addition, our faculty members engage in professional development through continuing education, attending conferences, joining and participating in professional organizations, and developing related work experience. While many of these activities are required by our accreditors, we believe that our faculty’s participation is in the best interest of our students.

School Administration

Our regionally-accredited schools are each overseen by a governing board that includes independent representation reflecting the public interest. These governing boards have broad and significant influence upon the schools’ programs and operations, play an active role in policy-making, and ensure that the financial resources of their schools are adequate to provide a sound educational program. In furtherance of that mission, each governing board develops policies appropriate to the needs of the school and works closely with the respective school’s administration, or, in the case of our AIU and CTU multi-campus school systems, with those responsible for the centralized administration of the school, to, among other things, establish a climate for articulating and promoting the educational vision of the school.

Certain of our other schools have also established governing boards that assist with the development of the academic and operating strategy for the schools. These governing boards generally are comprised of several members of the local community who do not have an ownership interest in the school and one or more campus or corporate employees. Corporate management works closely with each of the governing boards to ensure compatibility among the governing board’s objectives, the school’s educational mission, and our overall business and operating strategy.

Our regionally-accredited AIU and CTU schools are each managed by a team of centralized administrators, headed by a chief executive officer, that is responsible for providing effective educational leadership and administering each of the schools in accordance with each school’s respective policies. In contrast, management of each of our other nationally or regionally-accredited schools is the primary responsibility of a campus president and the president’s team of managers.

Once our overall business strategy has been established, corporate management partners with campus administrators, or, in the case of our AIU and CTU schools, with centralized administrators, to establish campus-specific objectives that are tailored to meet the unique strengths and challenges of each of our campuses and the campuses’ particular regulatory and educational environments. Corporate management then provides campus and centralized administrators with the necessary level of operational autonomy so that they may maintain a flexible operating environment that allows our campuses to adapt to the continuously changing marketplace.

Each of our campuses has six primary operating departments: education, admissions, financial aid, career services, compliance, and accounting. Campus management is responsible for the day-to-day operations of the campus and, in partnership with its corporate counterparts in these functional areas, for implementing educational and financial strategies.

Certain functions related to the operation of our campuses, including information technology and certain accounting, compliance, internal audit, and financial aid processing functions, have been or are in the process of being centralized at our corporate headquarters. We believe that efficiencies, cost reductions, and functional process improvements are gained by centralizing these functions.

As previously discussed, each of our campuses has one or more program advisory boards, which are composed of local and regional community members who are often engaged in businesses directly related to that campus’ educational offerings. The primary function of the program advisory boards is to provide our campuses with insight into the local and regional business communities’ needs to help our campuses’ faculty and administrators maintain flexible, adaptable program curricula while providing our students with the training and skills that such employers require. Program advisory boards at our campuses help to ensure consistency between academic program curricula and current workplace demands and strengthen relationships with prospective employers of our schools’ graduates. Program advisory boards do not have decision-making authority for our campuses. Instead, program advisory boards act solely in an advisory capacity.

STUDENT FINANCIAL AID AND THE REGULATION OF THE POSTSECONDARY EDUCATION INDUSTRY

Many of our students require assistance in financing their education. For this reason, all of our schools offer financial aid programs and financing options. A majority of students who attend our U.S. accredited schools are eligible to participate in some form of government-sponsored financial aid programs. Our schools also participate in a number of state financial aid programs and offer private funding options. Our schools that participate in federal financial aid programs are subject to extensive regulatory requirements imposed by federal and state government agencies, including the ED, and other standards imposed by educational accrediting bodies.

Nature of Federal Support for Postsecondary Education in the United States

The U.S. government provides a substantial portion of its support for postsecondary education in the form of Title IV Program grants, loans and work-study programs to students who can use those funds to finance certain expenses at any institution that has been certified as eligible by the ED. These federal programs are authorized by the HEA. Generally, financial aid administered under Title IV Programs is awarded on the basis of financial need, which is generally defined under the HEA as the difference between the cost of attending an institution and the amount a student can reasonably be expected to contribute to that cost. Among other things, recipients of Title IV Program funds must maintain a satisfactory grade point average and progress in a timely manner toward completion of their program of study.

Students at our schools may receive grants, loans, and work-study opportunities to fund their education under the following Title IV Programs, although not all of our schools participate in each of these programs:

Federal Family Education Loan (“FFEL”) Program.   Loans under the FFEL program are made by banks and other lending institutions directly to our students or their parents. If a student or parent defaults on a FFEL program loan, repayment is guaranteed by a federally recognized guaranty agency, which is then reimbursed by the ED. Our schools and students use a wide variety of lenders and guaranty agencies and have not experienced difficulties in identifying lenders and guaranty agencies willing to make and guarantee FFEL program loans. The two primary types of loans obtained by students at our schools under the FFEL program are Stafford loans and PLUS loans for parents.

Stafford loans, which may either be subsidized or unsubsidized, are loans made directly to our students by financial institutions that participate in the FFEL program. Students who have a demonstrated financial need are eligible to receive a subsidized Stafford loan, with the ED paying the interest on this loan while the student is enrolled at least half-time in school and during the first six months after leaving school. Students who do not demonstrate financial need are eligible to receive an unsubsidized Stafford loan. The student is responsible for paying the interest on an unsubsidized Stafford loan while in school and after leaving school, although actual interest payments generally may be deferred by the student until after he or she has left school. Students who are eligible for a subsidized Stafford loan may also receive an unsubsidized Stafford loan.

A student is not required to meet any specific credit scoring criteria to receive a Stafford loan, but any student with a prior Stafford loan default or who has been convicted under federal or state law of selling or possessing drugs while receiving federal aid may not be eligible for a Stafford loan. The ED has established maximum annual borrowing limits with respect to Stafford loans, and these annual limits are generally less than the tuition costs at our U.S. schools.

A PLUS loan is a loan made directly by financial institutions to the parents of our dependent students. Parents who have an acceptable credit history can borrow using a PLUS loan to pay the educational expenses of a child who is a dependent student enrolled at least half-time at our U.S. schools. The amount of a PLUS loan cannot exceed the student’s cost of attendance less all other financial aid received.

Federal Grants.   Title IV Program grants are generally made to our students under the Federal Pell Grant (“Pell”) program and the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program. The ED makes Pell grants up to a maximum amount of $4,050 per award year to students who demonstrate financial need. This amount will increase to $4,310 per award year effective with the 2007-2008 award year, which commences on July 1, 2007. FSEOG program awards are designed to supplement Pell grants up to a maximum amount of $4,000 per award year for the neediest students. An institution is required to make a 25% matching contribution for all federal funds received under the FSEOG program.

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

Academic Competitiveness Grant (ACG)   The Academic Competitiveness Grant (ACG) is available to students who have successfully completed a rigorous High School program (as defined by the Secretary of Education.) The ACG provides funds for the first and second academic year of undergraduate study. To be eligible, a student must be enrolled full-time, must be a United States citizen, and must be receiving a Federal Pell Grant. Second year students must also have a cumulative grad point average of at least 3.0 on a 4.0 scale.

The National Science and Mathematics Access to Retain Talent Grant (SMART). SMART Grants will provide funds for each of the third and fourth years of undergraduate study. To be eligible, a student must be enrolled full-time, must be a United States citizen, must be eligible for a Federal Pell Grant, and must be enrolled in a physical, life or computer sciences, mathematics, technology, engineering, or in a foreign language program determined critical to national security, as defined by the Secretary of Education. Students must also maintain a cumulative grade point average of at least 3.0 on a 4.0 scale.

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

As previously disclosed, the ED notified us in June 2005 that it was reviewing our previously announced restated consolidated financial statements and our annual compliance audit opinions for the years 2000 through 2003. At the same time, the ED also advised us that it was evaluating pending program reviews that have taken place at certain of our schools. The ED indicated that until these matters were addressed to its satisfaction, it would not approve any new applications by us for pre-acquisition review or change of ownership. The ED further advised us that during this period, it would not approve applications for any additional branch campuses. On January 22, 2007, we received a notice from the ED that it had lifted restrictions imposed in June 2005 that had prevented us from domestic acquisitions of schools and had restricted our ability to open additional domestic campuses. The ED previously approved our applications for participation in Title IV Programs for new IADT branch campus locations in San Antonio, Texas and Sacramento, California. These campuses are currently scheduled to open in late spring of 2007.

See Note 13 “Commitments and Contingencies—Federal Regulatory Actions” of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion of this matter.

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

The level of regulatory oversight varies substantially from state to state. In certain states in which we operate, our campuses are subject to licensure by an agency that regulates proprietary institutions and also by a separate higher education agency. State laws establish standards for, among other things, student instruction, qualifications of faculty, location and nature of facilities, and financial policies. State laws and regulations may limit our campuses’ ability to operate or to award degrees or diplomas or offer new degree programs. If any one of our campuses were to lose state authorization, it would be unable to offer educational programs, and students attending the campus would not be eligible to participate in Title IV Programs. Such severe penalties would require us to close a campus if it were to lose state authorization. See Note 13 “Commitments and Contingencies—State Regulatory Actions,” of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion of state regulatory matters currently affecting us and our schools.

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

Accrediting agency oversight may occur at several levels. An accrediting agency may place an institution on “Reporting” status to monitor one or more specified areas of performance. An institution placed on Reporting status is required to report periodically to its accrediting agency on its performance in the specified areas and to continue to submit such periodic reports for a specified period, which is generally one year, after which the institution is re-evaluated. An accrediting agency may place an institution on “Warning” status if it determines that the institution may be in danger of failing to comply with the accreditation requirement, or it may place an institution on “Probation” status if it determines that an institution appears to be deficient with regard to such requirement. In either instance, the institution is given a prescribed period to demonstrate that it has rectified the deficiency, which period may subsume two or more years, except in the case of SACS’ Probation, which in accordance with the SACS’ rules, cannot be imposed for more than two consecutive years, at the end of which SACS must either lift the Probation or remove the institution from membership. When accrediting agencies determine that a serious deficiency may exist, they may direct an institution to “Show Cause” as to why its accreditation should not be terminated. An institution under Show Cause is required to satisfy its accrediting agency within a prescribed period, generally less than one year, that it has satisfactorily resolved the deficiency. See Note 13 “Commitments and Contingencies—Accrediting Body Actions” of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion of accrediting agency matters currently affecting us and our schools.

A listing of our U.S.-accredited schools, including all main and branch campus locations for regulatory purposes, and relevant accreditation information is provided in the following table.

ACCREDITATION TABLE

School, Main Campus Location (Branch campuses are in parentheses)	Accreditor(1)	Year of Accreditation Expiration(2)
American InterContinental University
Atlanta/Buckhead, GA (Atlanta/Dunwoody, GA; Weston, FL; Los Angeles, CA; Houston, TX; London, England; Dubai, United Arab Emirates; Online)(3)	SACS	2012	(4)
Briarcliffe College
Bethpage, NY (Patchogue, NY)	MSA	2011
Brooks College
Long Beach, CA (Sunnyvale, CA)	ACCJC	2010
Brooks Institute of Photography
Santa Barbara, CA	ACICS	2010
Brown College
Mendota Heights, MN	ACCSCT	2007
California Culinary Academy
San Francisco, CA	ACCSCT	2010
California School of Culinary Arts
Pasadena, CA (Kitchen Academy, Hollywood, CA)	ACICS	2012
Collins College
Tempe, AZ	ACCSCT	2010
Colorado Technical University
Colorado Springs, CO (Denver, CO; North Kansas City, MO; Sioux Falls, SD; Online)	NCA	2012
The Cooking & Hospitality Institute of Chicago
Chicago, IL	NCA	2007
Gibbs College
Cranston, RI	ACICS	2009
Gibbs College
Livingston, NJ (Katharine Gibbs School, Piscataway, NJ)	ACICS	2007
Gibbs College
Norwalk, CT	ACICS	2011
Gibbs College
Vienna, VA	ACICS	2010
Gibbs College of Boston, Inc, a private two-year college
Boston, MA	ACICS	2008
Harrington College of Design
Chicago, IL	ACICS (primary)	2008
	NASAD (secondary)	2007

International Academy of Design & Technology
Chicago, IL (Troy, MI; Schaumburg, IL)	ACICS	2008
International Academy of Design & Technology
Nashville, TN (Pittsburgh, PA)	ACICS	2007
International Academy of Design & Technology
Tampa, FL (Orlando, FL; Henderson, NV; Seattle, WA; Orlando Culinary Academy, Orlando, FL)	ACICS	2010
Katharine Gibbs School
Melville, NY	ACICS	2009
Katharine Gibbs School
New York, NY (Norristown, PA)	ACICS	2008
Lehigh Valley College
Center Valley, PA	ACICS	2009
McIntosh College
Dover, NH	NEASC	2008
Missouri College
St. Louis, MO	ACCSCT	2011
Pennsylvania Culinary Institute
Pittsburgh, PA (Le Cordon Bleu College of Culinary Arts Miami, Miramar, FL)	ACCSCT	2010	(5)
Sanford-Brown College
Fenton, MO (Collinsvile, IL; Hazelwood, MO; St. Peters, MO, West Allis, WI)	ACICS	2011
Sanford-Brown Institute
Atlanta, GA (Houston, TX; Houston/North Loop, TX; Landover, MD; Ft. Lauderdale, FL; Middleburg Heights, OH; New York, NY; Trevose, PA)	ACICS	2008
Sanford-Brown Institute
Dallas, TX (Garden City, NY)	ACICS	2008
Sanford-Brown Institute
Jacksonville, FL (Iselin, NJ; Tampa, FL)	ACICS	2007
Sanford-Brown Institute
White Plains, NY	ABHES (primary)	2007
	ACICS (secondary)	2007
Scottsdale Culinary Institute
Scottsdale, AZ (Le Cordon Bleu College of Culinary Arts Las Vegas, Las Vegas, NV)	ACCSCT	2010
Texas Culinary Academy
Austin, TX	ACICS	2009

Western Culinary Institute
Portland, OR (Le Cordon Bleu College of Culinary Arts Atlanta, Tucker, GA; Le Cordon Bleu College of Culinary Arts Minneapolis/St. Paul, Mendota Heights, MN)	ACCSCT	2007	(6)
Western School of Health and Business Careers
Pittsburgh, PA (Monroeville, PA)	ACCSCT	2009

(1)          Certain of our schools are accredited by more than one accrediting body. In these cases, the accreditors are reported to the ED as either primary or secondary for federal funding eligibility purposes. Below is a key to the accreditation abbreviations used in the table:

a.                 ABHES—Accrediting Bureau of Health Education Schools

b.                ACCSCT—Accrediting Commission of Career Schools and Colleges of Technology

c.                 ACICS—Accrediting Council for Independent Colleges and Schools

d.                MSA—Middle States Association of Colleges and Schools, Commission on Higher Education

e.                 NASAD—National Association of Schools of Art and Design

f.                   NEASC—New England Association of Schools and Colleges, Commission on Technical and Career Institutions

g.                 NCA—North Central Association of Colleges and Schools, Higher Learning Commission

h.                SACS—Southern Association of Colleges and Schools, Commission on Colleges

i.                   ACCJC—Western Association of Schools and Colleges, Accrediting Commission for Community and Junior Colleges

(2)          Status as of February 23, 2007.

(3)          We have a profit sharing agreement with, but do not own any portion of, American University Dubai, which is a branch campus of our AIU university.

(4)          In December 2006, SACS notified AIU that SACS has extended AIU’s probationary status for another year. See Note 13 “Commitments and Contingencies—Accrediting Body Actions” of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion of this matter.

(5)          Accreditation for the Miramar branch campus expires in 2011.

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

Programmatic accreditation, while not a sufficient basis for institutional Title IV Program certification by the ED, enables graduates to practice or otherwise secure appropriate employment in their chosen field and has been granted by the following accrediting agencies with respect to the following individual programs taught at certain of our campuses:

PROGRAMMATIC ACCREDITATION TABLE

Accrediting Body	Campus	Program Accredited
Accrediting Council for Occupational Therapy Education	Sanford-Brown College, Hazelwood	Occupational therapy assistant program
American Society of Health Systems Pharmacists	Western School of Health and Business Careers, Monroeville	Pharmacy assistant programs
Accrediting Board for Engineering and Technology	Colorado Technical University, Colorado Springs	Engineering programs
Accrediting Bureau of Health Education Schools

Colorado Technical University, North Kansas City; Sanford-Brown College, Collinsville and Hazelwood; Sanford-Brown Institute, Iselin, Jacksonville, Atlanta, Ft. Lauderdale, Houston, Houston Northloop, Landover, Middleburg Heights, New York, Trevose, Dallas, Garden City, Tampa; Western School of Health and Business Careers, Pittsburgh and Monroeville

Medical assistant programs
Accrediting Bureau of Health Education Schools	Sanford-Brown Institute, Dallas, Iselin, Jacksonville, Ft. Lauderdale, Houston, Houston/North Loop, and Tampa	Surgical technology programs
American Culinary Federation Education Institute

California Culinary Academy, The Cooking & Hospitality Institute of Chicago, Le Cordon Bleu of Culinary Arts Atlanta, Le Cordon Bleu College of Culinary Arts Minneapolis/St. Paul, Orlando Culinary Academy, Pennsylvania Culinary Institute, Scottsdale Culinary Institute, Texas Culinary, Western Culinary Institute

Culinary programs
American Culinary Federation Education Institute	Scottsdale Culinary Institute	Pastry and baking program
American Dental Association Commission on Dental Accreditation	Missouri College	Dental assisting programs
American Veterinary Medical Association	Western School of Health and Business Careers, Pittsburgh	Veterinary technology programs

CAAHEP-Accreditation Review Committee on Education in Surgical Technology	Colorado Technical University, North Kansas City; Sanford-Brown Institute, Houston, Iselin, Jacksonville, Ft. Lauderdale, and Tampa; Western School of Health and Business Careers, Monroeville	Surgical technology programs
CAAHEP-Curriculum Review Board of the American Association of Medical Assistants Endowment	Colorado Technical University, Sioux Falls	Medical assistant programs
CAAHEP-Joint Review Committee on Education in Diagnostic Medical Sonography	Sanford-Brown Institute, Dallas, Atlanta Houston, Iselin, and Middleburg Heights; Western School of Health and Business Careers, Pittsburgh	Diagnostic medical sonography programs
Council for Interior Design Accreditation	American InterContinetal University, Atlanta/Buckhead and Los Angeles; Brooks College, Long Beach; Harrington College of Design; IADT Chicago, Tampa, and Toronto	Interior design programs
Joint Review Commission on Education in Radiologic Technology	Colorado Technical University, North Kansas City; Sanford-Brown College, Fenton; Western School of Health and Business Careers, Pittsburgh	Radiologic technology programs
Committee on Accreditation for Respiratory Care	Sanford-Brown College Fenton; Western School of Health and Business Careers, Monroeville	Respiratory therapy programs

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

It is possible that Congress will not make further changes to the HEA during 2007 and, instead, extend current law, including the changes made as part of the Deficit Reduction Act of 2005. If Congress does address reauthorization, there may be certain further legislative changes. However, at this time, we cannot determine the scope, content, or effect of such changes. Any action by the U.S. Congress that significantly reduces Title IV Program funding or the ability of our schools or students to participate in Title IV Programs could have a material adverse effect on our student population, financial condition, results of operations, and cash flows. Legislative action may also require us to modify our practices for our schools to comply fully with applicable requirements. The adoption of any such modifications could result in additional administrative costs, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

An institution whose cohort default rate equals or exceeds 25 percent for three consecutive years will no longer be eligible to participate in the FFEL or Pell programs for the remainder of the federal fiscal year in which the ED determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. An institution whose cohort default rate under the FFEL program for any federal fiscal year exceeds 40 percent will no longer be eligible to participate in the FFEL program for the remainder of the federal fiscal year in which the ED determines that the institution has lost its eligibility and for the two subsequent federal fiscal years. An institution whose cohort default rate under the FFEL program equals or exceeds 25 percent for any one of the three most recent federal fiscal years, or whose cohort default rate under the Perkins loan program exceeds 15 percent for any year, may be placed on provisional certification status by the ED for up to four years.

All of our schools have implemented student loan default management programs aimed at reducing the likelihood of our students’ failure to repay their loans in a timely manner. Those programs emphasize the importance of students’ compliance with loan repayment requirements and provide for extensive loan counseling, methods to increase student persistence and completion rates and graduate employment rates, and proactive borrower contacts after students cease enrollment. If any of our schools were to lose eligibility to participate in Title IV Programs due to student loan default rates being higher than the ED’s tolerable thresholds and we could not arrange for adequate alternative student financing sources, we would most likely have to close those schools, which could have a material adverse effect on our student population, financial condition, results of operations, and cash flows.

As of December 31, 2006, four of our schools had student borrowers who entered repayment in the 2003-2004 award year, the most recent year for which we have calculated and reported Perkins loan default rates to the ED. The Perkins loan cohort default rates for these four schools ranged from 11.43% to 66.67%. One of our schools, Brown College, currently participates in Title IV Programs under provisional certification due to the ED’s Perkins loan default rate criteria. CTU is our only school that continues to participate in the Federal Perkins Loan program and it had a Perkins loan cohort default rate of 11.43% for students who were scheduled to begin repayment in the 2003-2004 federal award year.

All of our domestic schools, with the exception of Kitchen Academy, participate in the FFEL program, and none of them had a FFEL cohort default rate of 25 percent or greater during any of the last three federal fiscal years. The following table sets forth the FFEL cohort default rates for our schools for federal fiscal years 2004, 2003, and 2002, the most recent years for which the ED has published such rates:

COHORT DEFAULT RATE TABLE
School, Main Campus Location	FFEL Cohort Default Rate
(Branch campuses are in parentheses)	2004	2003	2002
American InterContinental University
Atlanta/Buckhead, GA (Atlanta/Dunwoody, GA; Weston, FL; Los Angeles, CA; Houston, TX; London, England; Online)	9.2%	9.2%	8.3%
Briarcliffe College
Bethpage, NY (Patchogue, NY)	9.1%	7.7%	9.1%
Brooks College
Long Beach, CA (Sunnyvale, CA)	13.1%	7.2%	5.7%
Brooks Institute of Photography
Santa Barbara, CA	4.9%	2.9%	4.3%
Brown College
Mendota Heights, MN	8.0%	8.0%	6.0%
California Culinary Academy
San Francisco, CA	5.3%	8.2%	10.4%
California School of Culinary Arts
Pasadena, CA	6.4%	4.2%	2.3%
Collins College
Tempe, AZ	9.2%	8.1%	11.1%
Colorado Technical University
Colorado Springs, CO (Denver, CO; North Kansas City, MO; Sioux Falls, SD; Online)	7.1%	4.8%	2.9%
The Cooking & Hospitality Institute of Chicago
Chicago, IL	11.1%	9.2%	16.7%
Gibbs College
Boston, MA	18.4%	16.2%	14.7%
Cranston, RI	10.1%	7.7%	8.6%
Norwalk, CT	17.4%	9.0%	10.1%
Livingston, NJ (Piscataway, NJ)	23.8%	15.8%	15.6%
Vienna, VA	18.2%	11.2%	9.7%
Harrington College of Design
Chicago, IL	4.4%	2.9%	7.4%
International Academy of Design & Technology
Chicago, IL (Troy, MI; Schaumburg, IL)	20.0%	21.9%	24.2%
Nashville, TN (Pittsburgh, PA)	19.2%	16.7%	17.2%
Tampa, FL (Orlando, FL; Henderson, NV; Seattle, WA; Orlando Culinary Academy, Orlando, FL)	10.3%	7.6%	4.5%

The Katharine Gibbs Schools
Melville, NY	15.2%	11.3%	9.4%
New York, NY (Norristown, PA)	16.1%	19.4%	18.3%
Lehigh Valley College
Center Valley, PA	14.8%	7.8%	8.1%
McIntosh College
Dover, NH	14.4%	12.5%	8.3%
Missouri College
St. Louis, MO	7.9%	3.8%	6.0%
Pennsylvania Culinary Institute
Pittsburgh, PA (Le Cordon Bleu College of Culinary Arts Miami, Miramar, FL)	6.8%	6.0%	11.2%
Sanford-Brown College
Fenton, MO (Collinsville, IL; Hazelwood, MO; St. Peters, MO, West Allis, WI)	9.9%	5.9%	7.4%
Sanford-Brown Institute
Atlanta, GA (Houston, TX; Houston/North Loop, TX; Landover, MD; Ft. Lauderdale, FL; Middleburg Heights, OH; New York, NY; Trevose, PA)	17.8%	9.9%	7.0%
Dallas, TX (Garden City, NY)	18.6%	9.5%	7.8%
Jacksonville, FL (Iselin, NJ; Tampa, FL)	17.0%	9.4%	4.7%
White Plains, NY	20.1%	9.7%	6.9%
Scottsdale Culinary Institute
Scottsdale, AZ (Le Cordon Bleu College of Culinary Arts Las Vegas, Las Vegas, NV)	4.7%	4.7%	4.8%
Texas Culinary Academy
Austin, TX	11.0%	9.0%	9.5%
Western Culinary Institute
Portland, OR (Le Cordon Bleu College of Culinary Arts Atlanta, Tucker, GA; Le Cordon Bleu College of Culinary Arts Minneapolis/St. Paul, Mendota Heights, MN)	8.9%	5.4%	2.2%
Western School of Health and Business Careers
Pittsburgh, PA (Monroeville, PA)	8.8%	6.9%	9.3%

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

To be considered financially responsible, an institution must, among other things, (i) have sufficient cash reserves to make required refunds, (ii) be current on its debt payments, (iii) meet all of its financial obligations, and (iv) achieve a “composite score” of at least 1.5 based on the institution’s annual financial statements. The ED calculates an institution’s composite score, which may range from -1.0 to 3.0, based on a combination of financial measures designed to establish the adequacy of an institution’s capital resources, its financial viability, its ability to support current operations, and its ability to generate a profit. An institution that does not meet the ED’s minimum composite score of 1.0 may demonstrate its financial responsibility in one of several ways, including posting a letter of credit in favor of the ED in an amount equal to at least 50 percent of Title IV Program funds received by the institution during its prior fiscal year or posting a letter of credit in an amount equal to at least 10 percent of Title IV Program funds received by the institution during its prior fiscal year and agreeing to certain additional requirements for the receipt of Title IV Program funds, including, in certain circumstances, receipt of Title IV Program funds under an agreement other than the ED’s standard advance funding arrangement.

Currently, none of our schools are required to post a letter of credit or accept other conditions on its participation in Title IV Programs due to failure to satisfy the ED’s financial responsibility standards. Our consolidated composite score as of and for the year ended December 31, 2006, was 3.0, relative to a maximum score of 3.0. If, however, we or any of our schools fail to satisfy the ED’s financial responsibility standards in the future, our financial condition, results of operations, and cash flows could be materially adversely affected.

Return and Refunds of Title IV Program Funds.   An institution participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that were disbursed to students who withdrew from educational programs before completing the programs, and must return those funds in a timely manner. Institutions have historically been required to return such funds within 30 days of the date the institution determines that the student has withdrawn, but, based upon changes to the HEA in 2006, the deadline to return such funds has been changed to 45 days for any student who withdrew from school on or after July 1, 2006. An institution that is found to be in non-compliance with ED refund requirements for either of the last two completed fiscal years must post a letter of credit in favor of the ED in an amount equal to 25% of the total Title IV Program refunds paid by the institution during its prior fiscal year. Due to non-compliance with ED refund requirements related to timeliness at 14 of our schools, we had posted a total of $3.9 million in letters of credit in favor of the ED as of December 31, 2006.

Change of Ownership or Control.   When an institution undergoes a change of ownership resulting in a change of control, as that term is defined by the state in which it is located, its accrediting agency and the ED, it must secure the approval of those agencies to continue to operate and to continue to participate in Title IV Programs. If the institution is unable to re-establish state authorization and accreditation requirements and satisfy other requirements for certification by the ED, the institution may lose its authority to operate and its ability to participate in Title IV Programs. An institution whose change of ownership or control is approved by the appropriate authorities is nonetheless provisionally recertified by the ED for a period of up to three years. Transactions or events that constitute a change of control by one or more of the applicable regulatory agencies, including the ED, applicable state agencies, and accrediting bodies, include the acquisition of an institution from another entity or significant acquisition or disposition of an institution’s equity. It is possible that some of these events may occur without our control. Our failure to obtain, or a delay in obtaining, a required approval of any change in control from the ED, applicable state agencies, or accrediting agencies could impair our ability or the ability of the affected schools to participate in Title IV Programs. If we were to undergo a change of control and a material number of our schools failed to obtain the required approvals from applicable regulatory agencies in a timely manner, our student population, financial condition, results of operations, and cash flows could be materially adversely affected.

When we acquire an institution that is eligible to participate in Title IV Programs, that institution undergoes a change of ownership resulting in a change of control as defined by the ED. Each of our acquired U.S. schools has undergone a certification review under our ownership and has been certified to participate in Title IV Programs on a provisional basis. Currently, six of our schools participate in Title IV Programs under provisional certification due to the ED’s change of ownership criteria. The potential adverse effects of a change of control under ED regulations may influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance, or redemption of our common stock.

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

The ED notified us in a January 19, 2007, letter that it had lifted restrictions it imposed in June 2005 that had prevented us from domestic acquisitions of schools and had restricted our ability to open additional domestic campuses. This notice was preceded by the ED’s approval of applications for IADT campus locations in San Antonio, Texas and Sacramento, California to participate in  Title IV Programs.

“90-10 Rule.”   Under a provision of the HEA commonly referred to as the “90-10 Rule,” a proprietary institution would no longer be eligible to participate in Title IV Programs if, on a cash accounting basis, it derived more than 90 percent of its revenue, as defined pursuant to applicable ED regulations, for any fiscal year from Title IV Programs. An institution that violates this

90-10 Rule becomes ineligible to participate in Title IV Programs as of the first day of the fiscal year following the fiscal year for which it is in violation of the rule and is unable to apply to regain its eligibility until the next fiscal year. If an institution violated the 90-10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the ED would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

During the years ended December 31, 2006, 2005, and 2004, our schools from continuing operations and discontinued operations that participated in Title IV Programs received, in the aggregate, approximately 62%, 61%, and 58%, respectively, of total cash-basis revenue from Title IV Programs. We monitor compliance with this requirement to minimize the risk that any of our schools would derive more than the maximum allowable percentage of its cash-basis revenue from Title IV Programs for any fiscal year. If one of our schools appeared likely to approach the maximum allowable percentage threshold, we would consider making changes in student funding and financing to ensure compliance with the rule. If any of our schools were to lose eligibility to participate in Title IV Programs, and we were not able to arrange for adequate alternative financing sources for the students attending such school, we would most likely have to close the school, which could have a material adverse effect on our student population, financial condition, results of operations, and cash flows.

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

Restrictions on Distance Education Programs.   Under prior law, an institution participating in Title IV Programs was required to offer no more than half of its courses over telecommunication networks, including the Internet, or by correspondence, and an institution that offered more than half of its courses over telecommunication networks or by correspondence ceased to be eligible to participate in Title IV Programs (the “50% Rule”). Effective July 1, 2006, the Deficit Reduction Act of 2005 eliminated the 50% Rule for those institutions that offer distance learning via telecommunications which are accredited by an accrediting agency that has the evaluation of distance learning education programs within the scope of recognition granted by the ED Secretary.

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

As of February 26, 2007, 10 of our schools remain on provisional certification with the ED. Six of our schools are on provisional certification because the initial period of their provisional certification following a change in control has not expired, one schools is on provisional certification due to late refunds of Title IV Program funds, one school is on provisional certification due to its Federal Perkins Loan default rate, and two schools are on provisional certification due to ongoing ED program reviews.

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

If the results of any such audits, reviews, investigations, claims, or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, additional oversight and reporting, or other civil or criminal penalties. In addition, if the ED or another regulatory agency determined that one of our schools improperly disbursed Title IV Program funds or violated a provision of the HEA or the ED’s regulations, that school could be required to repay such funds and could be assessed an administrative fine. Any penalties or restrictions imposed on us or our schools could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Even if we satisfactorily resolve the issues raised by any such claims or actions, we may have to expend significant financial resources and divert management attention from our ongoing business operations to address and defend those claims or actions, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Adverse publicity regarding such claims and actions could also negatively affect our business. We have several such matters pending against us or one or more of our schools. See Note 13 “Commitments and Contingencies—Federal, State, and Accrediting Body Regulatory Actions” of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion of certain of these matters.

Corporate Compliance Structure.   We have developed a corporate compliance department to monitor our schools’ compliance with the extensive regulations described above. Our corporate compliance department also provides assistance to our schools in preparing for and responding to accreditation visits, program reviews, financial aid audits, state licensure requirements, and student complaints and reviewing advertising and school catalogs.

Our corporate compliance department is directed by our Chief Compliance Officer, who reports independently to the Compliance Committee of our Board of Directors, and includes six vice presidents of compliance, each of whom reports independently to the Chief Compliance Officer. The Chief Compliance Officer and the vice presidents of compliance are responsible for verifying that:

•       our schools and their employees are in compliance with the rules and regulations of federal and state regulatory agencies and accrediting bodies;

•       our policies and procedures are being followed; and

•       behavior at our schools conforms to our Code of Business Conduct and Code of Ethics.

We have realigned our school compliance structure such that a director of compliance (“DOC”), who reports independently to a specified corporate vice president of compliance, has been assigned to each of our North American campuses. Previously, our DOCs reported directly to school presidents. This change was instituted to ensure the independence of the DOCs in addressing compliance-related issues that affect our schools. DOCs remain active and collaborative members of their campuses’ senior management teams.

Certain of our DOCs serve on a DOC Advisory Council that works closely with our Chief Compliance Officer and our vice presidents of compliance to identify best practices, share knowledge regarding how new compliance policies and procedures might work at the campus level, serve as mentors for newly-hired DOCs, and function as senior instructors for DOC training.

We have also adopted a Code of Ethics that applies to our executive officers and senior financial officers and a Code of Business Conduct and Ethics that applies to all of our directors and employees. These codes provide guidance with respect to our expectations that all of our employees will conduct business in a way that will merit the continued trust and confidence of the public. Both of these documents are available on our website at www.careered.com under the caption “Investor Relations.”

During 2005, we introduced a mandatory ethics training program for directors and all full-time and part-time employees at our schools and corporate offices. Our ethics training program includes a live presentation from an industry expert to our Board of Directors and our corporate and school executive managers, and a mandatory interactive online training program for all other employees. As of January 31, 2007, approximately 99% of all employees had completed the mandatory interactive online training program.

International Regulations

Our schools that operate in France and the foreign campuses of our U.S schools that operate in Canada and the United Kingdom are subject to local government regulations. We believe that each of our international locations currently holds all necessary domestic authority to operate within its respective jurisdiction, and campus administrators work closely with local regulators to ensure compliance with domestic regulations. Additionally, our AIU campus in the United Kingdom and the American University in Dubai (“AU Dubai”) in the United Arab Emirates are accredited by a U.S. regional accrediting association, SACS, as branches of AIU, whose main campus is located in Atlanta, Georgia.

France.   Our INSEEC Group (“INSEEC”) consists of nine schools, all of which operate exclusively in France and are governed by the French Ministry of Education. Two of INSEEC’s schools offer health education programs and, thus, are co-governed by the French Ministry of Health and by the National Professional Committee for Medical Visits for the schools’ pharmaceutical test preparation and continuing education classes.

The French Ministry of Education has three levels of approval for educational institutions: diploma endorsement (Level III), state recognition (Level II), and diploma stamp (Level I, the highest level of French approval). In 1999, an additional level entitled “Master,” which represents the highest level of European approval, was added.

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

Currently, two of our INSEEC schools have been granted the highest level of European approval, Master grade, four schools have been granted Level I approval, four schools have been granted Level II approval, and six schools have been granted Level III approval. These approvals are subject to regular renewal, the schedule for which depends on geographic zones. All Level I renewals from the French Ministry of Education have been obtained as of December 31, 2006.

Canada.   Students at our Canadian campus of IADT, which is located in Toronto, Ontario, may receive financial aid under the Canada Student Loans Program if they satisfy the Canada Student Loan Program’s eligibility requirements. In addition, students at our Canadian campus of IADT may receive financial aid under the Ontario Student Assistance Program if they satisfy the Ontario Student Assistance Program’s eligibility requirements. Further, if their province of residence is not Ontario, students at our Canadian campus of IADT may receive financial aid under a program of government-sponsored financial aid available through the government of their province of residence. Our Canadian campus of IADT must meet eligibility standards to administer these programs and must comply with extensive statutes, rules, regulations, and requirements. We believe our Canadian campus of IADT currently holds all necessary registrations, approvals, and permits and meets all eligibility requirements to administer these government-sponsored financial aid programs.

United Kingdom.   American InterContinental University London (“AIU—London”) has been authorized by the applicable U.S. and United Kingdom agencies to grant academic credentials. AIU—London is authorized to grant academic degrees by the Nonpublic Postsecondary Education Commission of the State of Georgia. U.S. students that attend AIU—London are eligible to participate in Title IV Programs through AIU—London’s status as branch campus of AIU—Buckhead. AIU—London has entered into an accreditation agreement with London South Bank University. AIU—London is a “Listed Body” pursuant to The Education (Listed Bodies) (England) Order 2002.

United Arab Emirates.   AU Dubai, a branch campus of AIU, as defined by the ED, is authorized to grant academic credentials by both the Nonpublic Postsecondary Education Commission of the State of Georgia and the Education Licensure Commission of the District of Columbia. AU Dubai does not participate in Title IV Programs. AU Dubai has been granted domestic programmatic accreditation by the United Arab Emirates Ministry of Higher Education and has authority to operate through a grant from the Emir (the head of state) of Dubai. AU Dubai received a new five-year, renewable license to operate the campus from the United Arab Emirates Ministry of Higher Education in December 2004. This license is also known as a “trade license” in the United Arab Emirates.

Italy.   Istituto Marangoni, a private postsecondary fashion and design school that we acquired in January 2007, was granted the status of Professional Art School on December 17, 1935, and obtained validation from the Italian Ministry of Education on February 13, 1951.

ALTERNATIVE STUDENT FINANCIAL AID SOURCES

As the financial aid available to our students under Title IV Programs and state programs is generally significantly less than the tuition costs at our U.S. schools and our students’ financial needs, many of our students secure private loans to finance a portion of their tuition costs. These private loans are made directly to our students by financial institutions and are not guaranteed under the FFEL program.

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

The majority of our students, individually or with a co-borrower, are able to obtain non-recourse private loans from financial institutions. A financial institution providing a non-recourse loan assumes 100 percent of the credit risk on the loan. To receive a non-recourse loan, the student, or the student and a co-borrower, must meet the credit criteria established by the financial institution for these loans. Each financial institution has established its respective credit criteria and loan limits. Students and co-borrowers can generally borrow an amount equal to the student’s cost of attendance less all other financial aid received. The majority of non-recourse private loans received by our students at our U.S. schools during the years ended December 31, 2006, 2005, and 2004, were provided by Sallie Mae.

Effective March 1, 2006, Sallie Mae required our students that are not able to obtain a qualified co-borrower to meet a higher minimum credit score to receive a non-recourse loan. No changes were made to the required minimum credit score for students who are able to obtain a qualified co-borrower for a non-recourse loan. This change in minimum credit score resulted in students who would have been eligible to obtain a non-recourse loan without a qualified co-borrower prior to March 1, 2006, to no longer be eligible to do so, and instead, such students were only be eligible for a Sallie Mae recourse loan, as discussed below.

In October 2006, we negotiated an amendment to our loan agreement that reduced the minimum credit score required for our students to qualify for a non-recourse loan under Sallie Mae’s non-recourse loan program. The amendment also reduced loan fees and interest rates charged to our students for both non-recourse and recourse loans funded by Sallie Mae. Under the amendment, we will pay Sallie Mae a discount fee equal to 25% of all recourse loans funded under the agreement after March 1, 2007. Pursuant to the amendment, we will no longer be required to deposit a portion of loans funded under the agreement into a Sallie Mae reserve account. In addition, we will no longer be required to repurchase any defaulted loans funded under the agreement after March 1, 2007.

We have also developed several recourse loan programs with financial institutions for students with low credit scores who do not qualify for non-recourse loans. These recourse loan programs require that we allow the financial institution providing the recourse loans to retain an agreed-upon portion of the loans funded as a reserve against future defaults on these loans. We are required to purchase any defaulted recourse loans up to the amount on deposit in the reserve account.

The loan amounts available to our students under these recourse loan programs are generally less than the amounts available under non-recourse loan programs. We believe that providing recourse loans to our students utilizing these lower loan amounts allows them to receive the financing needed to attend our schools while controlling the amount of recourse fees incurred by our schools in connection with these loans. Our cash receipts from these recourse loan programs over the last three years have not exceeded 3% of total cash tuition payments received in any one year, and we do not expect the relative percentage of cash receipts from recourse loan programs to increase significantly in the future. See Note 10 “Recourse Loan Agreements” of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion of our recourse loan agreements.

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

OTHER INFORMATION

Our website address is www.careered.com. We make available within the “Investors Relations” portion of our website under the caption “Financial Information,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, including any amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Materials that we file or furnish to the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information that we file electronically with SEC.

ITEM 1A.   RISK FACTORS

Risks Related to the Highly-Regulated Industry in Which We Operate

Failure of our U.S. schools to comply with the extensive regulatory requirements for school operations could result in financial penalties, restrictions on our operations, loss of federal and state financial aid funding for our students, or loss of our authorization to operate our U.S. schools.

We derive a significant portion of our revenue and cash flows from Title IV Programs, as a significant portion of students who attend our U.S. schools rely on Title IV Program funds to finance their education. To participate in Title IV Programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by the ED, and be certified as an eligible institution by the ED. Most ED requirements are applied on an institutional basis, with an institution defined by the ED as a main campus and any of its branch campuses or locations. As a result, our U.S. schools are subject to extensive regulation by the ED, various state agencies, and various accrediting commissions. These regulatory requirements cover virtually all phases of our U.S. schools’ operations, including educational program offerings, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw, acquisitions or opening of new institutions, addition of new educational programs, and changes in our corporate structure and ownership. All of our domestic U.S. schools, with the exception of Kitchen Academy, participate in Title IV Programs. The following are some of the most significant regulatory requirements and risks related to governmental and accrediting body oversight of our business:

•       Any actions by the U.S. Congress that significantly reduce funding for Title IV Programs or the ability of our students to participate in these programs, or establish different or more stringent requirements for our U.S. schools to participate in Title IV Programs, including the pending reauthorization of the HEA, could have a material adverse effect on our student population, results of operations, and cash flows.

•       Our U.S. schools may lose their eligibility to participate in Title IV Programs if the U.S. schools’ student loan default rates are greater than the standards set by the ED.

•       We may be required to post a letter of credit or accept other limitations to continue our U.S. schools’ participation in Title IV Programs if we or our schools do not meet the ED’s financial responsibility standards or if our schools do not correctly calculate and timely return Title IV Program funds for students who withdraw before completing their program of study.

•       The ability of our U.S. schools to participate in Title IV Programs may be impaired if regulators do not timely approve a change of control of us or any of our U.S. schools.

•       Any of our U.S. schools may lose eligibility to participate in Title IV Programs if, on a cash basis, the percentage of the U.S. school’s revenue derived from Title IV Programs in any fiscal year is greater than 90%.

•       We may be required to accept limitations to continue our U.S. schools’ participation in Title IV Programs if we fail to satisfy the ED’s administrative capability standards.

•       Our U.S. schools are subject to sanctions if payments of impermissible commissions, bonuses, or other incentive payments are made to individuals involved in certain recruiting, admissions, or financial aid activities.

The agencies that regulate our U.S. schools periodically revise their requirements and modify their interpretations of existing requirements. We cannot predict with certainty how all of the requirements applied by these agencies will be interpreted or whether our schools will be able to comply with these requirements in the future.

Government and regulatory agencies and third parties may bring claims or actions against us based on alleged violations of the extensive regulatory requirements discussed above. If one of our U.S. schools were to violate any of these regulatory requirements, these agencies could (a) impose monetary fines or penalties, (b) require repayment of funds received under Title IV Programs or state financial aid programs, (c) place restrictions on or terminate our U.S. schools’ eligibility to participate in Title IV Programs or state financial aid programs, (d) place limitations or terminate our U.S. schools’ operations or ability to grant degrees and certificates, (e) restrict or revoke our U.S. schools’ accreditations, or (f) subject us or our U.S. schools to civil or criminal penalties. Any one of these sanctions could adversely affect our financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

In addition, if any of our U.S. schools were to lose, or fail to obtain, state authorization, the U.S. school would be unable to offer postsecondary education and we would be forced to close the U.S. school. If any of our U.S. schools were to lose its accreditation, the U.S. school would lose eligibility to participate in Title IV Programs. If any of our U.S. schools were to lose eligibility to participate in Title IV Programs, and we could not arrange for adequate alternative financing sources for students attending that U.S. school, we could be forced to close the U.S. school. The closing of any of our U.S. schools could have a material adverse effect on our financial condition, results of operations, and cash flows. Even if we maintain compliance with applicable governmental and accrediting body regulations, increased regulatory scrutiny or adverse publicity arising from allegations of non-compliance may increase our costs of regulatory compliance and adversely affect our financial results, growth rates, and prospects. See “Student Financial Aid and the Regulation of the Postsecondary Education Industry” in Part I, Item 1 of this Annual Report on Form 10-K for further discussion of the regulatory requirements that apply to us and our U.S. schools.

The accreditation review of our American InterContinental University school has adversely affected and may continue to adversely affect our business, financial condition, results of operations, and growth prospects.

As previously disclosed, on December 6, 2005, we were notified by SACS that it had placed AIU, which includes seven of our on-ground campuses and our AIU Online campus, on “Probation” status for one year. This action followed a July 2005 SACS special committee visit of AIU which resulted in a report identifying specific recommendations for addressing certain deficiencies with respect to AIU’s compliance with the SACS Principles of Accreditation. At SACS’ December 11, 2006, meeting, SACS extended AIU’s “Probation” status through December 2007. Under the SACS’ rules an institution may only remain on Probation status for two consecutive years, after which SACS must either lift the Probation or remove the institution from membership. Adverse publicity related to this action has harmed the reputation of AIU and impaired AIU’s ability to attract and retain students at our schools. In addition, this action has had, and will continued to have, a disruptive effect upon the operations of our business, including the diversion of significant time and attention of AIU’s senior management, which adversely affected our results of operations for 2006 and which we expect will adversely affect our results of operations for 2007. In addition, we have incurred substantial expenses in connection with this matter to implement various improvements at AIU. Although we are committed to responding fully to each area of concern raised by SACS, we cannot predict the outcome of this review. An unfavorable outcome could have a material adverse effect on our growth prospects, student population, financial condition, results of operations, and cash flows.

Investigations, claims, and actions against us and other companies in our industry could adversely affect our business and stock price.

We and a number of our peer companies in the for-profit, postsecondary education industry have been subject to increased regulatory scrutiny in recent years. In particular, allegations of wrongdoing have resulted in reviews or investigations by the U.S. Department of Justice (the “Justice Department”), the SEC, the ED, state agencies, and accrediting agencies of us and our schools. These allegations, reviews and investigations of us and certain of our peer companies, and any accompanying adverse publicity relating to these matters may have a material adverse effect on our business, financial condition, and results of operations and the market price of our common stock.

Risks Related to Our Business

If we are unable to successfully conclude the litigation, governmental investigations, and inquiries pending against us, our business, financial condition, results of operations, and growth prospects could be adversely affected.

CEC, certain of our subsidiaries and schools, and certain of our current and former directors and executive officers have been named as defendants in numerous lawsuits alleging violations of the federal securities laws. In addition, certain government agencies are conducting investigations regarding us, including  the Justice Department. We are also subject to various other lawsuits, investigations, and claims, covering a wide range of matters, including, but not limited to, claims involving students or graduates and routine employment matters. Please see Note 13 “Commitments and Contingencies” of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion of these matters.

We cannot predict the ultimate outcome of these matters and have incurred, and may continue to incur, significant defense costs and other expenses in connection with them. Such costs and expenses could have a material adverse effect on our business, financial condition, and results of operations and the market price of our common stock. We may be required to pay substantial damages or settlement costs in excess of our insurance coverage related to these matters, which could have a further material adverse effect on our financial condition or results of operations.

As previously disclosed, in April 2006 we were advised by the staff of the Midwest Regional Office of the SEC that the staff intends to recommend to the SEC that it terminate its investigation of us. The staff of the SEC also advised us that it will recommend that no enforcement action be taken against us. Recommendations by the SEC staff do not, however, constitute final action by the SEC, as the SEC makes its own determination as to whether or not to follow the recommendations of the SEC staff. Accordingly, there can be no assurance that the SEC will terminate its investigation of us or that no enforcement action will be taken against us.

While we continue in our efforts to cooperate with and respond to requests for information from the Justice Department in connection with its ongoing investigation, we cannot predict the duration or outcome of the Justice Department investigation, and the investigation may expand, and other regulatory agencies may become involved. Similarly, the SEC investigation may be reopened. The outcome and costs associated with these investigations could have a material adverse effect on our business, financial condition, or results of operations, and the investigations could result in adverse publicity and divert the efforts and attention of our management team from our ordinary business operations. The SEC and Justice Department investigations and any related legal and administrative proceedings could also include the institution of administrative, civil injunctive, or criminal proceedings against us or our current or former officers or employees, the imposition of fines and penalties, suspensions, or other remedies and sanctions. We may also be required to pay substantial damages or settlement costs in excess of our insurance coverage in connection with these matters, which could have a material adverse effect on our financial condition and results of operation and the market price of our common stock.

The turnover in our management team could negatively impact our business.

In 2006 and early 2007, we lost the services of several of our executive officers, including our long-time President and Chief Executive Officer. In addition, several other members of our senior management team departed in 2006 and early 2007, and other members assumed new roles in our organization. With the departures, we lost persons with a significant amount of experience and knowledge about our business, our students, and our industry and who maintained strong relationships with our regulators, accreditors, and employees. Further, we believe that the turnover of our senior management has created uncertainty that has adversely affected our relationships with our students and employees and also our reputation in the market place.  The new members of our management team, including a new President and Chief Executive Officer when appointed, and the persons now serving in new positions may need to invest a significant amount of time to learn about new aspects of our business and our markets, which could limit their effectiveness in managing our business for a period of time. Further, there will likely be significant uncertainty as to how we will perform under new leadership. Our business and results of operations may be negatively impacted if the members of our management team cannot effectively manage and operate our business.

Our recent headcount reductions may place additional strain on our resources, may impair our operations, and may adversely impact our ability to attract and retain qualified personnel.

In the fourth quarter of 2006, we commenced various corporate realignment initiatives intended to reduce costs and centralize our staffing and structure.  In connection with these initiatives, we have restructured our organization and reduced our corporate workforce by approximately 120 employees, or approximately 12% of our total corporate workforce.  Further reductions could occur if we are unable to grow our revenues.  There have been and may continue to be severance and other employee-related costs associated with the workforce reduction, and our realignment plan may yield unanticipated consequences, such as attrition beyond the planned reduction.  In addition, many of the employees who were terminated possessed specific knowledge or expertise, and we may be unable to transfer that knowledge or expertise to others in the organization.  In that case, the absence of such employees creates significant operational difficulties.  Further, the reduction in workforce may reduce employee morale and may create concern among potential and existing employees about job security, which may lead to difficulty in hiring and increased turnover in our current workforce and place undue strain upon our operational resources.  Several of the employees who were terminated may also go to work for our competitors.  As a result, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities.

The loss of our key personnel could harm our business.

Our success to date has depended, and will continue to depend, largely on the skills, efforts, and motivation of our executive officers and other key personnel. Our success also depends, in large part, upon our ability to attract and retain highly qualified corporate management and our schools’ ability to attract and retain highly qualified faculty members and administrators. We face competition in the attraction and retention of personnel who possess the skill sets that we seek. In addition, key personnel may leave us and subsequently compete against us. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on our business, results of operations, or financial condition.

In addition, to support our growth, we must hire, retain, develop, and train qualified admissions representatives who are dedicated to student recruitment. If we are unable to hire, develop, and train qualified admissions representatives, the effectiveness of our student recruiting efforts could be adversely affected.

Our future operating results and the market price of the common stock could be materially adversely affected if we are required to write-down the carrying value of goodwill associated with any of our operating divisions in the future.

In accordance with SFAS 142, we review on at least an annual basis our goodwill balances for impairment through the application of a fair-value-based test. Our estimate of fair-value for each of our operating divisions is based primarily on projected future results and cash flows and other assumptions. As described in Note 9 “Goodwill and Other Intangible Assets” of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K, we recorded a goodwill impairment charge as of March 31, 2006, related to our discontinued Gibbs division in the amount of $10.4 million, pretax, and we recorded a goodwill impairment charge as of June 30, 2006, related to our Health Education division in the amount of $85.0 million, pretax. If we are required to significantly write-down the carrying value of goodwill associated with any of our operating divisions in accordance with SFAS 142 in the future, our operating results and the market price of our common stock may be materially adversely affected.

We may be unable to successfully divest those schools and campuses included in the Sales Plan or to realize the anticipated benefits from such divestitures, which may adversely affect our business and results of operations.

A key component of our business strategy involves the divestiture of several of our schools and campuses, including the nine campuses that comprise our Gibbs division, McIntosh College, the Long Beach, California and Sunnyvale, California campuses of Brooks College and Lehigh Valley College. We may be unable to sell these schools and campuses on acceptable terms, if at all. In addition, the sale transactions and transition of the divested schools and campuses to other entities may require significant resources from our legal, finance and business development teams and result in expenses associated with the negotiation and consummation of those transactions and winding up of entities. In addition to the added costs of the divestiture, we may not ultimately achieve anticipated benefits or cost reductions from such divestitures. Even if we are able to sell these schools and campuses, we may face other risks, including material restructuring charges. All of these risks could adversely affect our business and results of operations.

Risks specific to our schools’ online campuses could have a material adverse effect on our business.

Our schools’ online campuses intend to increase student enrollments, and more resources will be required to support this growth, including additional faculty, admissions, academic, and financial aid personnel. This growth may place a significant strain on the operational resources of our schools’ online campuses.

Our schools’ online campuses’ success depends, in part, on their ability to expand the content of their programs, develop new programs in a cost-effective manner, maintain good standings with their regulators and accreditors, and meet their students’ needs in a timely manner. The expansion of our schools’ online campuses’ existing programs and the development of new programs may not be accepted by their students or the online education market, and new programs could be delayed due to current and future unforeseen regulatory restrictions.

The performance and reliability of the program infrastructure at our schools’ online campuses is critical to the reputation of these campuses and the campuses ability to attract and retain students. Any computer system error or failure, or a sudden and significant increase in traffic on our computer networks that host our schools’ online campuses, may result in the unavailability of our schools’ online campuses’ computer networks. Individual, sustained, or repeated occurrences could significantly damage the reputation of our schools’ online campuses and result in a loss of potential or existing students. Additionally, our schools’ online campuses’ computer systems and operations are vulnerable to interruption or malfunction due to events beyond our control, including natural disasters and network and telecommunications failures. Any interruption to our schools’ online campuses’ computer systems or operations could have a material adverse effect on the ability of our schools’ online campuses to attract and retain students.

Our computer networks may also be vulnerable to unauthorized access, computer hackers, computer viruses, and other security threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. Due to the sensitive nature of the information contained on our networks, such as students’ grades, our networks may be targeted by hackers. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches.

Budget constraints in states that provide state financial aid to our students could reduce the amount of such financial aid that is available to our students, which could adversely affect our student population. Alternatively, improved state financing may result in increased support for lower-priced public institutions, which may increase competition for students.

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

Interest rates have reached historical lows in recent years, creating a favorable borrowing environment for students attending our schools. Much of the financing our students receive is tied to floating interest rates. Interest rates have increased in recent months, resulting in a corresponding increase in the cost to our existing and prospective students of financing their education. We cannot predict whether interest rates will increase or decrease in the future, but additional rate increases could further increase the cost of borrowing for our students, which could result in a reduction in the number of students attending our schools and could adversely affect our results of operations, financial condition, and cash flows. Higher interest rates could also contribute to higher default rates with respect to our students’ repayment of Title IV Program and private loans. Higher default rates may, in turn, adversely impact our eligibility to participate in Title IV Programs or the willingness of private lenders to make private loan programs available to students who attend our schools, which could result in a reduction in the number of students attending our schools.

If we fail to effectively identify, pursue, and integrate acquired schools, both in the U.S. and outside of the U.S., our growth could be slowed and our profitability may be adversely affected.

As part of our business strategy, we expect to rely on acquisitions as a key component of our overall long-term growth. From time to time, we engage in evaluations of, and discussions with, possible domestic and international acquisition candidates. We may not continue to be able to identify suitable acquisition opportunities or to acquire any such schools on favorable terms. In addition, we may incur debt to finance future acquisitions or issue securities in connection with future acquisitions, which may dilute the holdings of our stockholders. To the extent that we continue to pursue acquisitions of postsecondary educational institutions, our ability to complete such transactions may be adversely affected by the ongoing government investigations and regulatory reviews described in Note 13 “Commitments and Contingencies—Federal Regulatory Actions” of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K. Also, there may be difficulties and complexities associated with our expansion into international markets, and our business strategies may not succeed beyond our current markets. If we do not effectively address these risks, our growth and ability to compete may be impaired.

If we fail to effectively identify, establish, and operate new schools and new branch campuses of our existing schools, our growth may be slowed and our profitability may be adversely affected.

As part of our business strategy, we anticipate opening new schools and new branch campuses of our existing schools throughout the U.S. Establishing new schools and branch campuses poses unique challenges and requires us to make investments in management and capital expenditures, incur marketing and advertising expenses, and devote resources that are different than, and in some cases greater than, those required with respect to the operation of our existing schools. We may not be able to identify or successfully pursue suitable expansion opportunities to help maintain or accelerate our current growth rate. We may not be able to successfully integrate or profitably operate a new school or branch campus. Any failure by us to effectively identify, establish, and manage the operations of a new school or branch campus could slow our growth and make any newly-established school or branch campus more costly to operate than we had planned, which could have a material adverse effect on our results of operations.

To open a new school or branch campus, we would be required to obtain the appropriate approvals from applicable state and accrediting regulatory agencies, which may be conditioned, delayed, or denied in a manner that could significantly affect our growth plans. Approval by these regulatory agencies may be negatively impacted due to pending investigations, regulatory reviews, and any adverse publicity relating to such matters. In addition, to be eligible to participate in Title IV Programs, the ED and applicable state and accrediting bodies must certify a new school or branch campus. Our ability to open new schools or new branch campuses of existing school may be adversely affected by ongoing investigations and regulatory reviews described in Note 13 “Commitments and Contingencies—Federal Regulatory Actions” of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.

Our financial performance depends, in part, on our ability to keep pace with changing market needs and technology.

Increasingly, prospective employers of students who graduate from our schools demand that their new employees possess appropriate technological skills and also appropriate “soft” skills, such as communication, critical thinking, and teamwork skills. These skills can evolve rapidly in a changing economic and technological environment. Accordingly, it is important for our schools’ educational programs to evolve in response to those economic and technological changes. The expansion of existing programs and the development of new programs may not be accepted by current or prospective students or the employers of our graduates. Even if our schools are able to develop acceptable new programs, our schools may not be able to begin offering those new programs as quickly as required by prospective employers or as quickly as our competitors offer similar programs. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, unusually rapid technological changes, or other factors, our ability to attract and retain students could be impaired, the rates at which our graduates obtain jobs involving their fields of study could suffer, and our results of operations and cash flows could be adversely affected.

Our financial performance depends, in part, on our ability to continue to develop awareness and acceptance of our schools and programs among high school graduates and working adults.

The awareness of our schools and the programs that our schools offer among high school graduates and working adults is important to the success of our schools. If our schools are unable to successfully market and advertise their educational programs, our schools’ ability to attract and enroll prospective students in such programs could be adversely affected, and, consequently, our ability to increase revenue or maintain profitability could be impaired. Some of the factors that could prevent us from successfully marketing and advertising our schools and the programs that they offer include, but are not limited to, student or employer dissatisfaction with educational programs and services, diminished access to high school students, and our failure to maintain or expand our brand names or other factors related to our marketing or advertising practices.

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

Our credit agreements limit our ability to take various actions, including paying dividends and disposing of assets. Accordingly, we may be restricted from taking actions that management believes would be desirable and in the best interests of us and our stockholders. Our credit agreements also require us to satisfy specified financial and non-financial covenants. A breach of any covenants contained in our credit agreements could result in an event of default under the agreements and allow the lenders to pursue various remedies, including accelerating the repayment of any indebtedness outstanding thereunder, any of which could have a material adverse effect on our business or financial condition.

Our future operating results and financial conditions would be materially adversely affected if a “change in control” is deemed to occur under our share-based compensation plans.

As of December 31, 2006, the most recent date of disclosure required under the Exchange Act, no individual shareholder owned more than 15.50% of the combined voting power of our then outstanding common stock. However, if any person or entity, including a group, were to acquire additional shares of our common stock such that they would beneficially own 20% or more of the combined voting power of our common stock, a change in control would be deemed to have occurred under our 1998 Employee Incentive Compensation Plan and 1998 Non-Employee Director Stock Option Plan. In that case, we would be required to recognize substantial share-based compensation expense and an additional liability in an amount equal to the estimated obligation that would be due to plan participants who elected to surrender to us all or part of a share-based award in exchange for cash. The recognition of this additional expense and liability would have a material adverse affect on our operating results and financial condition. See Note 16 “Share-based Compensation” of the notes to our consolidated financial statements in Part IV,

Item 15 of this Annual Report on Form 10-K for further discussion of the effects of a change in control under our share-based compensation plans.

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

•       General conditions in the for-profit, postsecondary education industry, including changes in the ED and state laws and regulations and accreditation standards;

•       The initiation, pendency, or outcome of litigation, regulatory reviews, and investigations, including the pending Justice Department and SEC investigations, the SACS review, and any adverse publicity related thereto;

•       Changes in our own forecasts or earnings estimates by analysts;

•       Future impairment of goodwill or other intangible assets;

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

Our corporate headquarters are located in Hoffman Estates, Illinois, which is a suburb of Chicago, and our schools’ 75 on-ground campuses are located throughout the United States and in France, Canada, Italy, and the United Kingdom. Each of our campuses contains admissions and administrative offices and teaching facilities, including classrooms, laboratories, and, in the case of campuses with culinary arts programs, kitchens. Also, certain of our campuses include dormitory and cafeteria facilities, and certain of our culinary schools utilize leased space to operate restaurants in conjunction with their culinary arts programs.

A majority of our campus locations and all of our corporate headquarter locations are leased. As of January 31, 2007, we leased approximately 6.1 million square feet under lease agreements related to our continuing operations that have remaining terms ranging from less than one year to 21 years. As of January 31, 2007, we leased approximately 1.1 million square feet under lease agreements related to our discontinued operations that have remaining terms ranging from two years to 16 years. As of January 31, 2007, we owned real property at the following campuses:

•       American InterContinental University, Houston, Texas—University segment

•       Brooks Institute of Photography, Santa Barbara, California—Colleges segment

•       The Cooking and Hospitality Institute of Chicago, Chicago, Illinois—Culinary Arts segment

•       Pennsylvania Culinary Institute, Pittsburgh, Pennsylvania—Culinary Arts segment

See Part I, Item 1 of this Annual Report on Form 10-K for a detailed table listing each of our campus locations. These properties exclude assets held for sale.

We actively monitor our real estate needs in light of our current utilization and projected student enrollment growth. We believe that our schools can acquire any necessary additional facility capacity on reasonably acceptable terms within a relatively short timeframe. We devote capital resources to facility improvements and expansions as we deem necessary to promote growth and to most effectively serve our students.

ITEM 3.                LEGAL PROCEEDINGS

Note 13 “Commitments and Contingencies—‘Litigation’ and —‘Federal, State, and Accrediting Body Regulatory Actions’ ” of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the NASDAQ National Market under the symbol “CECO” since January 29, 1998. In July of 2006, the NASDAQ National Market was renamed the NASDAQ Global Market.  In conjunction with this change, NASDAQ created the new NASDAQ Global Select Market.  As a result, our common stock is now quoted on the NASDAQ Global Select Market.  We will use the term “NASDAQ” to describe the NASDAQ National Market and the NASDAQ Global Select Market.

The following table sets forth the range of high and low sales prices per share for our common stock as reported on the NASDAQ for the periods indicated. The split-adjusted initial public offering price of our common stock on January 29, 1998, was $2.00 per share.

	High	Low
2006
First quarter	$37.74	$30.24
Second quarter	42.59	29.41
Third quarter	29.90	17.60
Fourth quarter	27.77	20.71

	High	Low
2005
First quarter	$42.05	$32.74
Second quarter	39.23	29.02
Third quarter	41.11	35.56
Fourth quarter	38.84	32.47

The closing price of our common stock as reported on the NASDAQ on February 27, 2007, was $29.43 per share. As of February 27, 2007, there were 170 holders of record of our common stock.

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

Since July 2005, our Board of Directors has authorized the use of a total of $500.2 million to repurchase outstanding shares of our common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on factors including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

During the fourth quarter of 2006, we repurchased 1.7 million shares of our common stock for approximately $41.3 million at an average price of $25.01 per share. During 2006, we repurchased 5.6 million shares of our common stock for approximately $166.1 million at an average price of $30.20 per share.

Since the inception of the stock repurchase program, we have repurchased 10.8 million shares of our common stock for approximately $366.3 million at an average price of $34.00 per share. We are authorized under the program to use an additional $133.8 million to repurchase outstanding shares of our common stock.

See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K for information as of December 31, 2006, with respect to shares of our common stock that may be issued under our existing share-based compensation plans.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected historical consolidated financial and other data are qualified in their entirety by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our selected statement of income data set forth below for each of the five years ended December 31, 2006, 2005, 2004, 2003, and 2002, and the balance sheet data as of December 31, 2006, 2005, 2004, 2003, and 2002, are derived from our consolidated financial statements (dollars in thousands, except per share data).

	For the Year Ended December 31,
	2006	2005	2004	2003(1)	2002
Selected Statement of Income Data
Total revenue	$1,785,619	$1,828,498	$1,472,542	$923,892	$549,751
Educational services and facilities expense	552,051	531,353	453,614	316,905	212,012
General and administrative expense	905,340	845,231	680,966	389,247	238,433
Depreciation and amortization expense	75,385	66,108	46,670	34,292	24,235
Goodwill and intangible asset impairment charge(2)	86,335	—	—	—
Income from operations	166,508	385,806	291,292	183,448	75,071
Operating profit margin percentage	9%	21%	20%	20%	14%
Total other income	20,936	14,273	3,794	3,796	399
Provision for income taxes	92,692	149,630	115,821	75,555	31,115
Income from continuing operations	94,752	250,449	179,265	111,689	44,355
Income (loss) from discontinued operations, net of tax(3)	(48,183)	(16,571)	354	1,115	17,464
Net income	$46,569	$233,878	$179,619	$112,804	$61,819
Net income per share-basic
Income from continuing operations	$0.98	$2.48	$1.76	$1.16	$0.48
Income/(Loss) from discontinued operations	(0.50)	(0.16)	—	0.01	0.19
Net income	$0.48	$2.32	$1.76	$1.17	$0.67
Net income per share-diluted
Income from continuing operations	$0.97	$2.42	$1.71	$1.11	$0.47
Income / (Loss) from discontinued operations	(0.50)	(0.16)	—	0.01	0.18
Net income	$0.47	$2.26	$1.71	$1.12	$0.65

	As of December 31,
	2006	2005	2004	2003(1)	2002
Selected Balance Sheet Data
Assets:
Cash, cash equivalents, and investments	$447,824	$401,369	$315,981	$142,326	$28,141
Student receivables, net	48,160	57,601	61,363	62,663	42,880
Assets held for sale	69,171	21,690	59,434	63,715	44,010
Total current assets	662,443	653,102	586,905	396,105	205,048
Assets held for sale, long term	—	79,809	85,805	74,878	61,691
Total assets	1,425,663	1,495,303	1,375,512	1,118,298	587,908
Liabilities:
Liabilities held for sale	33,702	20,243	27,143	42,197	41,748
Total current liabilities	312,503	326,623	316,994	327,584	177,243
Liabilities held for sale, long term	—	10,673	7,838	3,164	2,976
Total long-term debt, less current maturities	2,763	16,357	21,591	25,453	2,684
Total liabilities	429,785	459,056	390,681	389,129	194,498
Working capital (deficit)	349,940	326,479	258,411	68,521	27,805
Share-based awards subject to redemption(4)	13,477	—	—	—	—
Stockholders’ Equity:	(366,319)	(200,158)	—	—	—
Total stockholders equity	$982,401	$1,036,247	$984,831	$729,169	$393,410

	For the Year Ended December 31,
	2006	2005	2004	2003(1)	2002
Selected Statement of Cash Flows Data
Net cash provided by operating activities	$216,390	$378,225	$376,154	$233,287	$106,230
Net cash used in investing activities	(56,453)	(399,537)	(141,770)	(190,446)	(68,087)
Net cash provided by (used in) financing activities	(111,239)	(189,703)	(50,915)	81,409	(44,497)
Capital expenditures	$69,473	$125,626	$142,781	$100,272	$60,871

	For the Year Ended December 31,
	2006	2005	2004	2003(1)	2002
Selected Other Data
EBITDA(5)	$245,732	$456,048	$341,640	$222,421	$101,056
EBITDA margin percentage(5)	13.80%	24.90%	23.20%	24.10%	18.40%
Number of campuses(6)	90	86	82	78	43
Ending student population(7)	97,100	107,300	100,350	81,900	51,600
Student starts(8)	100,240	116,350	108,500	76,150	47,450
Retention rate(9)	66.50%	63.80%	65.90%	67.30%	73.00%

(1)          On July 1, 2003, we acquired 100% of the issued and outstanding stock of Whitman Education Group, Inc. (“Whitman”). Whitman was a proprietary provider of career-oriented postsecondary education. Through three wholly-owned subsidiaries, Whitman operated 22 schools in 13 states that offered a range of health education, information technology, and business studies.

(2)          During 2006, we recorded a goodwill and other intangible asset impairment charge of $86.3 million related to our Health Education segment. See Note 9 “Goodwill and Other Intangible Assets” of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion of goodwill impairment.

(3)          See Note 4 “Discontinued Operations” of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion of discontinued operations.

(4)          “Share-based awards subject to redemption” on our consolidated balance sheet as of December 31, 2006, represents the pro rata grant-date cash redemption value of each outstanding stock option award for which the plan participant has the right, or may be granted the right, under our share-based compensation plans, upon the occurrence of a change in control event, to surrender all or part of his or her stock option awards to us in exchange for cash. Prior to our adoption of SFAS 123R, we were not required to record an amount for share-based awards subject to redemption on our consolidated balance sheet. See Note 16 “Share-Based Compensation” of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion of share-based awards subject to redemption.

(5)          For any period, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) is calculated as follows:

	For the Year Ended December 31,
	2006	2005	2004	2003(1)	2002
Income from Continuing Operations	$94,752	$250,449	$179,265	$111,689	$44,355
Provision for income taxes	92,692	149,630	115,821	75,555	31,115
Interest income	(19,002)	(11,937)	(2,918)	(952)	(524)
Interest expense	1,905	1,798	2,802	1,837	1,875
Depreciation and amortization	75,385	66,108	46,670	34,292	24,235
EBITDA	$245,732	$456,048	$341,640	$222,421	$101,056

EBITDA margin percentage equals EBITDA divided by total revenue. Neither EBITDA nor EBITDA margin percentage should be considered alternatives to, nor is there any implication that they are more meaningful than, any measure of performance or liquidity promulgated under accounting principles generally accepted in the U.S. We believe that EBITDA is particularly meaningful due principally to the role acquisitions have played in our development. Historically, our growth through acquisitions has resulted in significant non-cash depreciation and amortization expense because a significant portion of the purchase price of an acquired school is generally allocated to depreciable fixed assets.

(6)          Represents the total number of campuses operated by our continuing and discontinued schools, including our schools’ fully-online platforms, as of December 31.

(7)          Represents the approximate ending student population as of October 31 for our continuing and discontinued operations.

(8)          Represents the approximate total new student starts of our continuing and discontinued schools for the years ended December 31.

(9)          Represents the consolidated retention rate of our continuing and discontinued schools for the years ended December 31. This rate was determined in accordance with the standards set forth by the ACICS, which determines annual retention rates by dividing the total number of student withdrawals or dismissals during the year by the sum of (a) beginning student population, (b) new student starts, and (c) student re-enters, and subtracting the resulting quotient from 1.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have used words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying these forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those matters discussed in Item 1A “Risk Factors” in Part I of this Annual Report on Form 10-K that could cause our actual growth, results of operations, cash flows, performance and business prospects, and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.

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

•                     Summary of Critical Accounting Estimates—a discussion of accounting estimates that we believe require management’s most subjective or complex judgments.

•                     Results of Operations—an analysis and comparison of our consolidated results of operations for the years ended December 31, 2006, 2005, and 2004, as reflected in our consolidated statements of income.

•       Liquidity, Financial Position, and Capital Resources—a discussion of our primary sources and uses of cash for the years ended December 31, 2006 and 2005, a discussion of selected changes in our financial position, and a summary of our future contractual obligations.

OUR BUSINESS

Overview

We are a dynamic educational services company committed to quality, career-focused learning and led by passionate professionals who inspire individual worth and lifelong achievement. Since our founding in 1994, we have progressed rapidly toward our goal of becoming the world’s leading provider of quality educational services. We are one of the world’s leading on-ground providers of private, for-profit, postsecondary education and have a substantial presence in online education. Our schools and universities prepare students for professionally and personally rewarding careers through the operation of 77 on-ground campuses located throughout the United States and in France, Canada, Italy, and the United Kingdom and two fully-online academic programs.

We evaluate our business based on our operating segments, which we define as our operating divisions. Each of our school and university operating divisions represents a group of for-profit, postsecondary schools that offer a variety of degree and non-degree academic programs and are differentiated based on a variety of criteria including, but not limited to, brand name, academic offerings, and geographic location. We have six school reportable segments, the Academy segment, the Colleges segment, the Culinary Arts segment, the Health Education segment, the International segment (formerly known as the INSEEC segment,) and the University segment, and one non-school reportable segment, the JDV Online segment.

The Academy segment includes our International Academy of Design and Technology (“IADT”) campuses that collectively offer academic programs primarily in the career-oriented discipline of visual communications and design technologies in a classroom setting.

The Colleges segment includes schools that collectively offer academic programs in our core career-oriented disciplines of business studies, health education, information technology, and visual communications and design technologies in a classroom or laboratory setting.

The Culinary Arts segment includes our Le Cordon Bleu and Kitchen Academy schools that collectively offer culinary arts programs in the career-oriented disciplines of culinary arts, baking and pastry arts, and hotel and restaurant management primarily in a classroom or kitchen setting.

The Health Education segment primarily includes our Sanford-Brown schools that collectively offer academic programs in the career-oriented disciplines of health education, business studies, visual communications and design technologies, and information technology in a classroom or laboratory setting.

The International segment includes our INSEEC Group schools that are located throughout France and collectively offer academic programs in the career-oriented disciplines of business studies, health education, and visual communication and technologies in a classroom or laboratory setting.

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

The JDV Online segment was launched in October 2004 and focuses on the development of a range of short-term online learning and informational programs that generates revenue through the sale of products, premium digital content, and advertising space. The JDV Online segment’s primary ventures include Chefs.com, a consumer-focused culinary website, and Blish.com, a comprehensive online marketplace aimed at uniting buyers and sellers of digital content.

During 2007, in connection with our commitment to a more focused business strategy, we will be eliminating our JDV Online segment by transferring Chefs.com to our Culinary Arts segment and discontinuing Blish.com.

The student population of each of our continuing school reportable segments as of January 31, 2007 and 2006, was as follows:

	Student Population as of January 31,
	2007	2006
Segment
University segment	41,000	46,400
Health Education segment(1)	11,600	10,700
Culinary Arts segment	10,900	11,500
Academy segment	9,500	9,800
Colleges segment	8,700	10,200
International segment	7,600	5,500
	89,300	94,100

(1)          Student population excludes SBI Springfield, which is currently being taught out

As discussed above, our University segment schools offer fully-online academic platforms. As of January 31, 2007 and 2006, approximately 28,600 and 32,700 students, respectively, were enrolled in fully-online academic programs at our University segment schools.

See Note 18 “Segment Reporting” of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion of the financial results of our reporting segments for each of the last three years and for a discussion of the seasonality of the results of operations four our schools.

2006 Overview.

Total revenue from continuing operations during 2006 was $1.786 billion, a decrease of $42.0 million, or 2.3%, from total revenue during 2005 of $1.828 billion. Operating income from continuing operations during 2006 was $166.5 million, a decrease of $219.3 million, or 56.8%, from operating income from continuing operations during 2005 of $385.8. Net income from continuing operations during 2006 was $94.8 million, or $0.97 per diluted share, compared to net income from continuing operations during 2005 of $250.4 million, or $2.42 per diluted share, a decrease of $155.6 million, or 62.1%.

The decline in our continuing operating results represents a continuation of weak operating performance experienced in recent periods, which has been influenced by a number of factors, including, but not limited to, (1) the continued Probation status of our AIU schools, (2) tightened credit standards and collection practices implemented to mitigate our bad debt exposure, (3) general competitive pressures for student leads and enrollments experienced by some of our schools, (4) the ED’s general restrictions on our ability to open new branch campuses in 2006, (5) the continued negative impact of legal and regulatory matters, and (6) the related negative publicity and negative press coverage regarding us and certain of our schools. The ED notified us in a January 19, 2007, letter that it had lifted restrictions it imposed in June 2005 that had prevented us from acquiring domestic schools and opening additional branch campuses of our existing domestic schools.

We believe that the factors identified above have adversely impacted the rate at which our leads for prospective students convert into enrolled students (“conversion rate”) and the rate at which our enrolled students start school (“start rate”).The combined conversion rate and start rate of our continuing schools declined during 2006 by 0.6 percentage points and 1.1 percentage points relative to the combined conversion rate and start rate achieved by our continuing schools during 2005.

Income from continuing operations as a percentage of total revenue from continuing operations declined from 21.1% during 2005 to 9.3% during 2006. The decrease in continuing operating profit margin percentage during 2006 was primarily attributable to:

•       An unfavorable segment revenue mix change resulting in disproportionately larger revenue declines in our University segment, which produced the highest operating profit margins during 2005;

•       A decrease in operating profit margin percentage generated by our University segment, driven primarily by (1) a decline in revenue, caused, in part, by reductions of the prices of our AIU Online associate’s degree programs, (2) an increase in administrative expenses, and (3) the disproportionate growth of CTU Online, which operates at a lower operating profit margin percentage than does AIU Online;

•       Increased occupancy expense and other fixed costs as a percentage of revenue due to declines in revenue;

•       Goodwill and other intangible asset impairment charges of approximately $86.3 million attributable to our Health Education segment;

•       Share-based compensation costs of approximately $15.2 million recorded in connection with our 2006 adoption of SFAS 123R, and

•       Severance costs associated with the retirement of our former Chairman of approximately $5.8 million.

The decrease in continuing operating profit margin percentage was offset, in part, by a decrease in bad debt expense as a percentage of revenue.

We expect 2007 to be a period of transition and opportunity. While our results continue to be negatively affected by a number of near-term factors, we have taken steps during the fourth quarter of 2006 and the first quarter of 2007 to address these issues and better position the company to achieve its long-term potential. We have executed on several measures as part of a strategic plan to better focus our business, increase efficiency and profitability, and ensure that the company’s priorities align with those of our students. These initiatives include the following:

•       We are completing a corporate realignment that will facilitate more consistent customer-focused decision making by reducing redundancies and streamlining the decision making process.

•       We have developed an Online Service Center to leverage significant online and on-ground capabilities to provide students at all of our schools with more flexible educational delivery options. Through the service center, the technology that AIU Online and CTU Online currently use will be leveraged to make online and flexible education available across all of our schools. As a service provider, the service center will offer customization to meet the varying needs of our students and the varying curricula of our individual schools.  The ability to offer flexible educational delivery combined with the large number of and variety of our brick-and-mortar campuses further distinguishes us in the marketplace, giving more students more choices to learn in ways that fit more lifestyles.

•       We have introduced measures that we believe will have a positive impact on admissions productivity, including a supplemental compensation program for admissions representatives,

extended payment plans for students, a process for better qualification of leads, and a greater focus on referrals.

•       We continue to focus on building our strengths in “careers of passion.”  On November 15, 2006, we announced our intention to sell 13 schools and campuses, including our entire Gibbs segment and select schools in the Colleges segment.  By focusing on areas where we have the greatest competitive advantages and proven success, we believe we can more effectively prepare students for careers they are passionate about through our high-quality boutique schools, gold-standard brands, and flexible student-centered product offerings.

•       We are continuing to open start-up campuses and have made an international acquisition consistent with our focus on premier schools and “careers of passion.”

•       We will continue to evaluate individually the pricing of each of our programs at each of our schools to ensure that the prices of our academic offerings are properly aligned with perceived value, identified price sensitivities, and competitive forces.

•       We will continue to evaluate the alternative financing options that we and our lenders make available to prospective students.  We will strive to provide greater flexibility in alternative financing options to give prospective students diverse and affordable options to finance the cost of their education.

We believe that the significant steps we have taken to realign and refocus our business will both position the company in the short term as an innovative leader in the delivery of high-quality postsecondary education and allow us to cost-effectively leverage our assets to build long-term value. We continue to be committed to delivering value over the long term to our students, employees, and stockholders.

 Current Business and Industry Opportunities, Challenges and Risks

In addition to the risk factors discussed in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K, we have identified a number of key factors and trends related to our business and industry that represent opportunities, challenges, and risks.

SACS Probation Status of AIU.   As previously disclosed, on December 6, 2005, the Commission on Colleges of the Southern Association of Colleges and Schools (“SACS”) placed AIU on “Probation” status for one year pending AIU’s satisfactory remediation of certain accreditation matters with regard to SACS Principles of Accreditation. This action followed a July 2005 SACS special committee visit of AIU which resulted in a report identifying specific recommendations for addressing certain deficiencies with respect to AIU’s compliance with the SACS Principles of Accreditation. In October 2006, a SACS special committee completed site visits of selected AIU campuses. At SACS’ December 11, 2006 meeting, SACS extended AIU’s Probation status through December 2007. Under SACS’ rules, an institution may remain on Probation status for two consecutive years, after which SACS must either lift the Probation or remove the institution from membership.

This action has had, and will continue to have, a disruptive effect upon operations of AIU and our business generally, including, the diversion of significant time and attention of AIU’s senior management, which adversely affected our results of operations for 2006, and which we expect will adversely affect our results of operations in 2007.

AIU remains accredited during this probationary period and is committed to resolving all issues identified by SACS. We cannot predict the outcome of SACS’ future accreditation actions, and unfavorable outcomes could have a material adverse effect on our growth prospects, student population, financial condition, results of operations, and cash flows.

U.S. Department of Education Review.   As previously disclosed, the U.S. Department of Education (“ED”) notified us in June 2005 that it was reviewing our previously announced restated consolidated financial statements and our annual compliance audit opinions for the years 2000 through 2003. At the same time, the ED also advised us that it was evaluating four pending school program reviews that were conducted at certain of our schools, three of which were completed and closed during 2006. The ED indicated that until these matters were addressed to its satisfaction, it would not approve any new applications by us for pre-acquisition review or change of ownership. The ED further advised us that, during the review period, it would not approve applications for any additional branch campuses, which the ED generally refers to in its regulations as “additional locations.”

In a November 6, 2006 meeting, officials of the ED informed us that it would select ten to 12 of our institutions for program reviews to be conducted before it would consider lifting the restrictions on new applications described above. During the months of November and December, 2006 and January and February 2007, the ED conducted site visits at ten of our institutions as part of such program reviews.

The ED notified us in a January 19, 2007, letter that, based upon the preliminary results of these program reviews, it would remove the growth restrictions that it imposed in June 2005. The ED stated that any subsequent request by us to expand our operations would be considered in accordance with the ED’s standard operating procedures. The ED emphasized that the removal of the growth restrictions should not be construed to suggest that any Title IV compliance issues identified had been resolved or that program reviews currently in process would be concluded.

The ED’s restriction of our ability to open new branch campuses prohibited our ability during 2006 and the second half of 2005 to pursue domestic expansion opportunities in underserved or emerging markets.

Sales Plan for Certain of Our Schools and Campuses.   On November 14, 2006, our Board of Directors approved a plan to sell 13 of our schools and campuses (the “Sales Plan”). The Sales Plan includes the anticipated sale of our nine Gibbs campuses, which collectively comprised our entire Gibbs reportable segment, McIntosh College (“McIntosh”), Lehigh Valley College (“Lehigh”), and Brooks College (“Brooks”), including Brooks’ Long Beach, California and Sunnyvale, California campuses. McIntosh, Lehigh, and Brooks were previously components of our Colleges reportable segment.

While we believe that each of the campuses included in the Sales Plan is a valuable asset with effective academic programs, we do not believe that our continued operation of these campuses is consistent with our near-term and long-term strategic goals. We will continue to reasonably invest in the campuses included in the Sales Plan in preparation for a sale. We believe that the Sales Plan is a critical component of our overall strategy to strengthen operational results and provide more effective focus on preparing students for careers they are passionate about through high-quality boutique schools, gold-standard brands, and flexible student-centered program offerings. Also, upon selling the campuses in the Sales Plan, we believe that we will be better positioned to target our business strategy and leverage resources to maximize value for our students, employees, and stockholders.

We have not yet secured a buyer for any of the schools or campuses included in the Sales Plan, but we have retained an investment banking firm to assist our management in identifying potential buyers and evaluating any proposals put forth by any such potential buyers. Each of the schools and campuses within the Sale Group is available for immediately sale in its present condition, and we anticipate completing the sale of each of the campuses included in the Sales Plan during 2007. The sales will be subject to approval by the ED and various state regulatory and accrediting agencies, as applicable.

In connection with the execution of the Sales Plan, we have recorded non-cash charges of $9.8 million, net of income tax benefit of $5.2 million, during 2006 to write-down to fair value the carrying value of tangible and intangible assets of the campuses to be sold. The results of operations of the schools and campuses included in the Sales Plan have been classified as discontinued operations.

See Note 4 "Discontinued Operations" of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion of our accounting for discontinued operations.

Decline in University Segment Profitability.   The operating margin percentage of our University segment, excluding share of affiliate earnings, declined to 24.4% during the year ended December 31, 2006, from 32.5% during the year ended December 31, 2005. The decline in University segment operating profit margin percentage during 2006 is primarily attributable to the decline during 2006 in the combined operating profit margin percentage of our University segment’s fully-online academic platforms, which include AIU Online, CTU Online, and Stonecliffe College Online (an academic division of CTU).

A significant portion of the total student population, revenue, and operating profits of our University segment are attributable to AIU Online. However, AIU Online student population, revenue, and operating profit declined during 2006. The decrease in AIU Online’s student population, revenue, and operating profits is primarily attributable to the maturation of AIU Online’s academic offerings and the adverse impact of negative publicity related to AIU’s Probation status with its accrediting body, SACS. These factors have adversely impacted AIU Online’s start rate during the year ended December 31, 2006, relative to its start rate during the year ended December 31, 2005. Due to the accelerated nature of AIU Online academic programs, AIU Online revenue per student is generally greater than revenue per student generated by our other schools. Thus, given the relatively quick turnover of AIU Online students, when AIU Online experiences student start declines, the impact on student revenue, and, ultimately, operating profits, is significant and immediate, because new revenue-generating student starts are insufficient to replace graduating students.

The decline in AIU Online student population, revenue, and operating profits is also attributable to greater competition and greater consumer price sensitivity within the online, postsecondary education market. In response to such emerging market forces, AIU continually evaluates its online programs to ensure that the programs are market relevant and competitively priced. AIU has historically marketed AIU Online’s programs as premium academic product due to the quality of educational content and the technology used to deliver the program. However, market research conducted by AIU during 2006 revealed the significant price sensitivity among prospective students for AIU Online’s associate’s degree programs. Based on this information, AIU Online reduced the pricing of its associate’s degree programs beginning in July 2006. AIU did not identify similar price sensitivities among prospective students for AIU Online’s bachelor’s and master’s degree programs and, thus, it did not reduce the pricing of its bachelor’s and master’s degree programs. We believe there remains a high level of interest in AIU Online’s accelerated programs, and AIU expects to further expand AIU Online’s program offerings to include part-time offerings for bachelor’s and master’s degrees.

Also, as previously discussed, we expect that the combined operating margin percentage achieved by our University segment and our University segment’s online platforms will continue to decline from prior period levels primarily as a result of the continued disproportionate operating profit growth of CTU Online and Stonecliffe College Online (an academic division of CTU). CTU Online has historically operated at a lower operating margin percentage than that of AIU Online. Thus, the growth of CTU Online operations is effectively lowering the operating margin percentage of the University segment as a whole. Additionally, as a result of the disproportionate growth of CTU Online and the introduction of Stonecliffe College Online, both of which offer longer-termed programs than does AIU Online, we expect average revenue per online student to continue to decrease in the future. However, we believe that by providing our students with a flexible array of online program options, we will enhance our University segment schools’ ability to expand their presence in the online, postsecondary education market.

The results of operations and operating margin percentage of our University segment during 2006 were positively impacted by a decrease in bad debt expense as a percentage of revenue. The decrease in

University segment bad debt expense as a percentage of revenue was primarily attributable to an increased focus on the collection of amounts due from students who have left school, mainly through the use of outside collection agencies.

Impact of Changes in Credit Standards.   We believe that student population, revenue, and operating profits at certain of our schools were negatively impacted during 2006 as a result of (1) the implementation by Sallie Mae in March 2006 of stricter credit standards at all of our schools for certain prospective students seeking to fund a portion of their education through Sallie Mae’s non-recourse loan program (2) our decision to stop offering loans made under the Stillwater Bank Purchase Agreement to new students, and (3) the continued application of strict credit standards by all of our schools. We believe these stricter credit standards have reduced bad debt expense from previous levels but also have limited the number of prospective students who qualified for certain private financing options.

We believe that the stricter credit standards had the most significant impact during 2006 on our Culinary Arts segment operating results. The inability of prospective students to qualify for private financing options generally has a greater effect on our Culinary Arts segment schools than on our other schools because our Culinary Arts schools’ culinary arts programs, on average, are priced higher than other programs offered by our schools. Also, certain of our Culinary Arts segment schools are “destination schools” that attract students from outside the local community, and, generally transplanted students who attend these destination schools utilize private financing options to fund living expenses in addition to tuition expenses. These factors generally result in prospective culinary arts program students requiring greater access to private financing sources to finance the difference between total tuition and living expenses for their chosen academic program and any funding that may be available to the student through federal or state financial aid programs.

During August and September of 2006, we reevaluated the impact of stricter credit standards and implemented certain changes in the credit standards for students at all of our schools. We also began offering our students extended payment plans to finance their tuition. These extended payment plans allow students to make an affordable monthly payment while they attend school and pay their remaining balance after they graduate or leave school. Under our extended payment plans, students may be granted up to 10 years to repay their extended payment plan balances, which is generally the same amount of time that students are granted to repay their Stafford Loans.

These changes to our credit standards were intended to mitigate, in part, the negative effects of our original tightening of credit standards for all schools. We believe the changes to our credit standards implemented during the third quarter of 2006 and our offering of extended payment plans positively affected our Culinary Arts segment schools’ and Health Education segment schools’ ability to start students during the second half of 2006 relative to the first half of 2006. The Culinary Arts and Health Education segments were most significantly impacted by the third quarter 2006 changes to our credit standards and our offering of extended payment plans because the schools within our Culinary Arts segment generally start the greatest number of students during August and September, and the schools within our Health Education segment generally start new students consistently each month during the year. Our other operating divisions generally start the greatest number of students during July, thus, we do not expect these credit standard changes or our extended payment plan offerings to significantly affect student starts until 2007.

International Expansion.   We believe that the international market for our services represents a significant growth opportunity. We believe that international students are increasingly utilizing online U.S. educational programs as a means of obtaining a U.S. education without incurring the related significant travel and living costs and facing stringent visa requirements associated with studying abroad. Additionally, we continue to pursue opportunities to expand our on-ground presence internationally, both through the organic growth of our existing schools, such as our INSEEC Group schools, and through potential acquisitions of foreign educational institutions.

On January 25, 2007, we acquired Istituto Marangoni, a world-renowned post-secondary fashion and design school with locations in three prominent international fashion capitals: Milan, London, and Paris. The acquisition expands our European market and marks our entry into the Italian market.

Istituto Marangoni, which has approximately 1,500 students, offers undergraduate and graduate level diploma programs in fashion design and other related fields such as fashion styling, fashion business, fashion promotion, furniture design, product design, interior design and graphic design.

Reorganization of our Management Structure and Reportable Segments.   Prior to the first quarter of 2006, based on our interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), we had identified two reportable segments: Colleges, Schools, and Universities, which represented our on-ground schools that provide educational services primarily in a classroom or laboratory setting and offered a variety of degree and non-degree certificate and diploma programs in each of our core career-oriented disciplines, and the Online Education Group, which represented the fully-online academic platforms offered by AIU, AIU Online, and Colorado Technical University (“CTU”), CTU Online and Stonecliffe College Online (an academic division of CTU). The on-ground campuses of AIU and CTU were previously included as part of the Colleges, Schools, and Universities segment.

During the first quarter of 2006, our University division completed a reorganization of its management structure, specifically with respect to the management of our University division schools, AIU and CTU, and those universities’ fully-online academic platforms. Since the reorganization, both the on-ground campuses and the fully-online platforms of AIU and CTU have been analyzed by us as one operating segment.

During the third quarter of 2006, our Colleges division completed a reorganization of its management structure. Since this reorganization, all schools within the Colleges division have been managed by a single divisional management team and the division’s results have been analyzed by us as a single operating segment. Prior to the reorganization, the operations of the Colleges division were segregated into two divisions based on the geographic locations of the schools.

Upon completion of the University and the College division’s reorganizations, we also evaluated our other operating segments in accordance with the provisions of SFAS 131. Based on our interpretation of SFAS 131, we identified six school reportable segments the Academy segment, the Colleges segment, the Culinary Arts segment, the Health Education segment, the International segment (formerly known as the INSEEC segment), the University segment and one non-school reportable segment the JDV Online segment. All prior period financial and population information included herein has been restated to reflect our new internal management structure and the resulting changes in the composition of our reportable segments.

Increased Competition.   During 2006, we experienced increased competition for our universities’ fully-online platforms and in certain of the markets served by our campuses.

Hybrid Learning.   During 2005, we made advances in the development of our unique hybrid learning model, which capitalizes on our schools' online campuses' virtual campus platform and enables students at our on-ground campuses to complete their academic programs on-ground or online. AIU and CTU were our first on-ground schools to offer hybrid educational programs as a complement to those schools' existing online campuses. We expect to expand our hybrid learning offerings to other selected schools during 2007.

Adoption of Share-Based Compensation Accounting Rules.   On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that all share-based payments to employees and non-employee directors be recognized in the financial statements based on the estimated fair value of the equity or liability instrument issued. We previously accounted for share-based compensation using the intrinsic value method as defined in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”). Prior to January 1, 2006, no share-based employee compensation cost, other than the insignificant costs associated with infrequent issuances of shares of nonvested stock, was reflected in our statements of income. During the year ended December 31, 2006, we recognized share-based compensation expense of approximately $17.1 million, pretax, approximately $16.9 million of which is attributable to our continuing operations. Approximately $1.7 million of share-based compensation recognized during 2006 was recorded in connection with modifications made during 2006 to certain options held by our former Chairman.

Litigation and Regulatory Matters

See Note 13 “Commitments and Contingencies” of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for a discussion of selected litigation and regulatory matters.

Recent Accounting Pronouncements

See Note 3 “Recent Accounting Pronouncements” of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for a discussion of recent accounting pronouncements that may affect us.

ACQUISITIONS

See Note 23 “Subsequent Events “ of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for a discussion of our acquisition of Istituto Marangoni.

SUMMARY OF SIGNIFICANT ACCOUNTING ESTIMATES

We have identified the accounting estimates listed below as those that we believe require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties. This section should be read in conjunction with Note 2 “Significant Accounting Policies” of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K, which includes a discussion of these and other significant accounting policies.

Allowance for Doubtful Accounts

We extend unsecured credit for tuition to a portion of the students who are enrolled at our schools. Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to tuition receivables. Our schools calculate and record allowances for doubtful accounts based on a standard allowance estimation methodology developed by corporate financial management. Our standard allowance estimation methodology considers a number of factors that, based on our collections experience, we believe have an impact on students’ credit risk and the realizability of our student receivables. Among these factors are a student’s status (in-school or out-of-school), anticipated funding source (for example, federal loan or grant, state grant, private loan, student cash payments, etc.), whether or not an out-of-school student has completed his or her program of study, and our overall collections history. Out-of-school students include students who have withdrawn from or completed their programs of study. All other students are classified as in-school students.

Our allowance estimation methodology divides our accounts receivable due from in-school students into groups according to each student’s primary funding source. Our allowance methodology for out-of-school student accounts separates such accounts into two categories of students—those who have completed their programs of study and those that have not. We apply allowance percentage estimates that are based upon our historical collections experience to each in-school student funding source group and out-of-school student category.

We monitor our collections and write-off experience to assess whether adjustments to our allowance percentage estimates are necessary. As a result we believe that our allowance estimation methodology reflects our most recent collections experience and is responsive to changes in the total mix of student funding sources. Changes in trends in any of the factors that we believe impact the realizability of our student receivables, as noted above, or modifications to our credit standards, collection practices, and other related policies may impact our estimate of our allowance for doubtful accounts and our financial results. Our standard allowance estimation methodology is evaluated for propriety by corporate financial management on a periodic basis and modified as necessary. Changes to the design of our standard allowance estimation methodology, including our allowance percentage estimates, may impact our estimate of our allowance for doubtful accounts and our financial results.

Corporate financial management reviews the allowance estimate calculations completed by each of our campuses to monitor compliance with our allowance estimation methodology.

A one percentage point change in our allowance for doubtful accounts for continuing operations as a percentage of gross student receivables for continuing operations as of December 31, 2006, would have resulted in a change in net income from continuing operations of $0.5 million during the year then ended.

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

In performing our annual review of goodwill balances for impairment, we estimate the fair value of each of our reporting units based primarily on projected future operating results and cash flows, and other assumptions. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically, projected operating results and cash flows have not always been achieved. The failure of one of our reporting units to achieve projected operating results and cash flows in the near term or long term may reduce the estimated fair value of the reporting unit below its carrying value and result in the recognition of a goodwill impairment charge. We monitor the operating results and cash flows of our reporting units on a quarterly basis for signs of possible declines in estimated fair value and goodwill impairment. See Note 9 “Goodwill and Other Intangible Assets” of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion of goodwill impairment considerations and related charges we recognized during the year ended December 31, 2006.

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

Discontinued Operations

We account for discontinued operations, including our 13 schools and campuses currently held for sale, in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). In accordance with SFAS 144, the net assets of assets held for sale are recorded on our consolidated balance sheet at estimated fair value, less costs to sell. The results of operations of discontinued operations are segregated from those of continuing operations and reported as discontinued operations in our consolidated statement of income.  See Note 4 “Discontinued Operations” of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion of our accounting for discontinued operations.

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

Share-based Compensation Expense

On January 1, 2006, we adopted the provisions of SFAS 123R. SFAS 123R, which is a revision of SFAS 123, replaces our previous accounting for share-based awards under Opinion 25 for periods beginning in 2006. SFAS 123R requires that all share-based payments to employees and non-employee directors, including grants of stock options, shares of nonvested stock, and the compensatory elements of employee stock purchase plans, be recognized in the financial statements based on the estimated fair value of the equity or liability instruments issued.

We previously accounted for share-based compensation using the intrinsic value method defined in Opinion 25. Prior to January 1, 2006, no share-based compensation cost, other than insignificant costs associated with infrequent issuances of nonvested stock, was reflected in our consolidated statements of income. We adopted SFAS 123R using the modified prospective transition method. Under this method, share-based compensation cost recognized during 2006 includes (1) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of SFAS 123 and (2) share-based compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified prospective transition method, the provisions of SFAS 123R were not applied to periods prior to adoption, and, thus, prior period financial statements have not been restated.

In accordance with SFAS 123R, the fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Our determination of the fair value of stock option awards is affected by our stock price on the date of grant as well as assumptions regarding a number of highly complex and subjective variables. The variables include, but are not limited to, the expected stock price volatility over the expected life of each stock option award and actual and projected employee stock option exercise behavior.

In addition, SFAS 123R requires companies to estimate forfeitures of share-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from original projections.

Certain of the shares of nonvested stock that we have granted to participants are subject to performance conditions that may affect the number of shares of nonvested stock that will ultimately vest at the end of the requisite service period. We refer to these awards as “performance-vesting nonvested stock.” Share-based compensation associated with performance-vesting nonvested stock awards is recognized only to the extent that we believe performance conditions attributable to such awards will ultimately be satisfied. Our estimate of the number of performance-vesting nonvested stock awards that will ultimately be awarded must be revised during each reporting period, if necessary. We must exercise considerable judgment to estimate the number of performance-vesting nonvested stock will ultimately be awarded based on the expected satisfaction of associated performance conditions.

See Note 16 “Share-Based Compensation” of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion of our share-based compensation plans, the nature of share-based awards issued under the plans, our adoption of SFAS 123R, and our accounting for share-based awards.

RESULTS OF CONTINUING OPERATIONS

Year Ended December 31, 2006, Compared to the Year Ended December 31, 2005

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the year ended December 31, 2006, compared to the year ended December 31, 2005 (dollars in thousands).

	For the Year Ended December 31,				% Change
	2006	% of Total Revenue	2005	% of Total Revenue	2006 vs. 2005
TOTAL REVENUE	$1,785,619		$1,828,498		-2.3%
OPERATING EXPENSES
Educational services and facilities
Educational services and facilities expense	551,512	30.9%	531,353	29.1%	3.8%
Share-based compensation expense	539	0.0%	—	0.0%	—
Total educational services and facilities expense	552,051	30.9%	531,353	29.1%	3.9%
General and administrative:
Advertising and admissions expense	487,481	27.3%	444,706	24.3%	9.6%
Administrative expense	352,601	19.7%	334,443	18.3%	5.4%
Bad debt expense	55,759	3.1%	73,911	4.0%	-24.6%
Share-based compensation expense	16,404	0.9%	—	0.0%	—
Management fee	(6,905)	-0.4%	(7,829)	-0.4%	-11.8%
Total general and administrative expense	905,340	50.7%	845,231	46.2%	7.1%
Goodwill and intangible asset impairment charge	86,335	4.9%	—	0.0%	—
INCOME FROM OPERATIONS:	166,508	9.3%	385,806	21.1%	-56.8%
INTEREST INCOME:	19,002	1.1%	11,937	0.7%	59.2%
PROVISION FOR INCOME TAXES:	92,692	5.2%	149,630	8.2%	-38.1%
Effective tax rate	49.45%		37.40%
INCOME FROM CONTINUING OPERATIONS	94,752	5.3%	250,449	13.7%	-62.2%
loss from discontinued operations, net of tax	(48,183)	-2.7%	(16,571)	-0.9%	190.8%
NET INCOME	$46,569	2.6%	$233,878	12.8%	-80.1%

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

General and administrative expense includes salaries and benefits of personnel in corporate and school administration, marketing, admissions, financial aid, accounting, human resources, legal, and compliance. Costs of promotion and development, advertising and production of marketing materials, occupancy of the corporate offices, and bad debt expense are also included in this expense category.

Revenue

Revenue and student starts for each of our continuing reportable segments for the year ended December 31, 2006 and 2005, are as follows (dollars in thousands).

	For the Year Ended December 31,				% Change
	2006	% of Total CEC	2005	% of Total CEC	2006 vs. 2005
REVENUE:
University segment	$837,576	47%	$870,124	48%	-3.7%
Culinary Arts segment	364,169	20%	383,331	21%	-5.0%
Colleges segment	198,641	11%	216,316	12%	-8.2%
Health Education segment	168,896	10%	153,874	8%	9.8%
Academy segment	164,548	9%	160,009	9%	2.8%
International segment	50,895	3%	44,831	2%	13.5%
JDV Online segment	894	0%	13	0%	6776.9%
	$1,785,619		$1,828,498		-2.3%
STUDENT STARTS
University segment	50,740	55%	64,890	60%	-21.8%
Culinary Arts segment	10,890	12%	11,050	10%	-1.4%
Colleges segment	5,370	6%	6,960	6%	-22.8%
Health Education segment(1)	13,530	14%	12,360	12%	9.5%
Academy segment	7,090	8%	8,110	8%	-12.6%
International segment	4,530	5%	4,040	4%	12.1%
	92,150		107,410		-14.2%

(1)   Excludes starts for SBI Springfield, which is currently being taught out.

Total revenue from continuing operations decreased $42.9 million, or 2.3%, from $1.828 billion during the year ended December 31, 2005, to $1.786 billion during the year ended December 31, 2006.  The overall decrease in revenue is primarily attributable to decreases in revenue generated by the University segment, the Culinary Art segment, and Colleges segment, offset, in part, by increases in revenue generated by our Health Education segment, Academy segment, and International segment.  The overall decline in revenue was caused primarily by decreases in student starts and student population during 2006, but our revenue growth prospects were also hindered to a certain degree by our inability to open new branch campuses or acquire domestic campuses as a result of restrictions imposed on us by the ED.  Such restrictions were lifted by the ED in January of 2007.

University Segment Revenue.   University segment revenue decreased $32.5 million, or 3.7%, from $870.1 million during the year ended December 31, 2005, to $837.6 million during the year ended December 31, 2006.  The combined revenue for our University segment schools’ fully-online platforms, including AIU Online, CTU Online, and Stonecliffe College Online, decreased $7.5 million, or 1.1%, from $666.1 million during the year ended December 31, 2005, to $658.6 million during the year ended December 31, 2006.

The overall University segment revenue decrease is primarily attributable to declines in student population and student starts during 2006.  We believe the declines in University segment student population and student starts are primarily attributable to the effects of the ongoing SACS Probation status of our AIU universities, which was announced by SACS on December 6, 2005,  extended by SACS for one year on December 11, 2006, and continues to negatively impact our University segment schools’ ability to recruit new students.  The adverse effect of the SACS Probation status, accompanied by increased competition, has resulted in a decrease in student population and revenue at each of our AIU universities and has most dramatically impacted the operating results of AIU Online, one of our most profitable businesses.  Also, contributing, in part, to the decline in 2006 revenue was the impact of the AIU Online associate’s degree program price reductions introduced during the third quarter of 2006.

The decrease in University segment revenue associated with decreases in AIU revenue during 2006 was offset, in part, by an increase in revenue generated by our University segment’s CTU Online platform. The increase in CTU Online revenue is primarily due to an increase in CTU Online student population during 2006 relative to CTU Online student population during 2005. CTU Online’s student population growth is primarily attributable to its broadening penetration of the expanding online education market through increased investment in marketing activities and recruiting efforts and an expansion of program offerings and online platforms.

Modest improvements in University segment student retention during 2006 also contributed positively to 2006 University segment revenue.

Culinary Arts Segment Revenue.   Culinary Arts segment revenue decreased $19.2 million, or 5%, from $383.3 million during 2005 to $364.2 million during 2006. The Culinary Arts segment revenue decrease is primarily attributable to a decline in Culinary Arts segment schools’ average student population during 2006, relative to Culinary Arts segment schools’ average student population during 2005. The decrease in average student population during 2006 is primarily attributable to declines in Culinary Arts segment conversion rates and show rates during 2006. We believe that the declines in conversion rates and start rates during 2006 were caused, in part, by strict credit standards implemented by all our schools to mitigate our bad debt exposure. The existence of strict credit standards effectively limit the number of prospective culinary arts students who qualify for certain private financing options. The strict credit standards generally have a more significant effect on our Culinary Arts segment schools because these schools typically offer higher priced academic programs relative to academic programs offered by our other segment’s schools. During the third quarter of 2006, we implemented changes in the credit standards for all of our schools’ students. Such changes, while in compliance with our overall principles of fiscal responsibility, are intended to mitigate, in part, the negative effects of our original tightening of credit standards for all schools.

Colleges Segment Revenue.   Colleges segment revenue decreased $17.7 million, or 8.2%, from $216.3 million during 2005 to $198.6 million during 2006. The Colleges segment revenue decrease is primarily attributable to (1) a decline in student population for our Colleges segment schools during 2006, (2) a decline in Colleges segment student starts during 2006 compared to Colleges segment student starts during 2005, and (3) continuation of weak operating performance experienced in recent periods by a many of our Colleges segment schools. We believe that the continuing weak operating performance experienced by many of our Colleges segment schools is primarily attributable to the continued negative impact of certain legal and regulatory matters and the related negative publicity, negative press coverage regarding certain of our Colleges segment schools, and general competitive pressures for student leads and enrollments experienced by certain of our Colleges segment schools.

Health Education Segment Revenue.   Health Education segment revenue increased $15.0 million, or 9.8%, from $153.9 million during 2005 to $168.9 million during 2006. The Health Education segment revenue increase is primarily attributable to (1) tuition price increases affected during 2006, (2) a modest increase in average student population during 2006, which we believe is a result of changes in our credit standards for all schools implemented during the third quarter of 2006, (3) a continued strengthening of student starts at certain of our Health Education segment schools, and (4) a shift in student enrollment mix that resulted in higher average revenue per student.

Educational Services and Facilities Expense

Educational services and facilities expense increased $20.7 million, or 3.9%, from $531.4 million during the year ended December 31, 2005, to $552.1 million during the year ended December 31, 2006. The increase in educational services and facilities expense is primarily attributable to an overall increase in certain academic and occupancy costs incurred by our University segment schools, offset, in part, by decreases in other student-related expenses, including the costs of laptops, books, and other program materials, attributable to decreases in student population  at most of our schools during 2006.

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

Increases in occupancy costs incurred by our Health Education segment schools and Culinary Arts segment schools during 2006 in connection with recent facility expansions also contributed to the overall increase in education services and facilities expenses during 2006.

The increase in educational services and facilities expenses during 2006 was mitigated, in part, by the continuation of cost-cutting measures enacted during 2005 in response to the overall declines in average student population at a majority of our campuses.

General and Administrative Expense

General and administrative expense increased $60.1 million, or 7.1%, from $845.2 million during the year ended December 31, 2005, to $905.3 million during the year ended December 31, 2006.  This increase is primarily attributable to (1) an increase in administrative, advertising, marketing, and admissions costs incurred by our University segment, Health Education segment, and Culinary Arts segment schools and (2) approximately $14.7 million of share-based compensation expense recognized during, 2006 in connection with our adoption of SFAS 123R.

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

The increases in administrative, advertising, marketing, and admissions costs incurred by our Health Education segment and Culinary Arts segment schools are primarily attributable to variable costs incurred to support student enrollments and starts.

The increases in general and administrative expenses during 2006 are also attributable to additional employee salary and benefit costs incurred during 2006 in connection with our accounting, financial aid processing, and cash collections centralization efforts and increases in employee headcount within our corporate and school compliance departments and our corporate internal audit and legal departments.

Additionally, included in general and administrative expenses during 2006 are charges of approximately $4.0 million and $1.7 million, respectively, attributable to future cash severance payments due to our former Chairman and share-based compensation expense recorded in connection with modifications made during the fourth quarter of 2006 to certain options held by our former Chairman.

The increase in general and administrative expense discussed above was offset, in part, by an overall decrease in bad debt expense during 2006 of approximately $18.2 million. Bad debt expense incurred by each of our continuing reportable segments during the years ended December 31, 2006 and 2005, was as follows (dollars in thousands):

	For the Year Ended December 31,				% Change
	2006	% of Segment Revenue	2005	% of Segment Revenue	2006 vs. 2005
Bad debt expense by segment
University segment	$37,083	4.4%	$51,747	5.9%	-28.3%
Culinary Arts segment	5,207	1.4%	5,974	1.6%	-12.8%
Colleges segment	1,509	0.8%	2,604	1.2%	-42.1%
Health Education segment	6,099	3.6%	7,869	5.1%	-22.5%
Academy segment	2,875	1.7%	3,705	2.3%	-22.4%
International segment	783	1.5%	483	1.1%	62.1%
JDV Online segment	(12)	-1.3%	—	—	—
Corporate and other	2,215	—	1,529	—	—
Total bad debt expense	$55,759	3.1%	$73,911	4.0%	-24.6%

The overall decrease in bad debt expense during 2006 is primarily attributable to (1) a decrease in overall student receivable exposure at a majority of our schools, primarily as a result of declines in student population during the period, (2) overall improvement in student retention, and (3) improvement in our collections experience.

The University segment schools generally experience higher bad debt expense levels than those of our other schools due primarily to the historically lower student retention rates at our University segment schools’ online platforms. Lower student retention generally results in a shift in the relative distribution of student receivables balances from in-school student receivables to out-of-school student receivables. Out-of-school student receivable balances generally pose a greater a credit risk than do in-school student receivables and are subject to higher bad debt allowance percentages. In addition, we believe that the overall retention rate of our University segment schools will be lower for the foreseeable future relative to historical retention rates of University segment schools as a result of the expected disproportionate growth of CTU Online and Stonecliffe College Online. Both CTU Online and Stonecliffe College Online offer longer academic programs than does AIU Online, and our universities’ longer program offerings have traditionally experienced a higher rate of student attrition than our universities’ accelerated program offerings.

The increase in overall general and administrative expenses during 2006 was mitigated, in part, by the continuation of cost-cutting measures enacted during 2005 in response to the overall declines in average student population at a majority of our campuses.

Goodwill and Intangible Asset Impairment Charge

During 2006, we recognized total goodwill and intangible asset impairment charges from continuing operations of $86.3 million, of which $85.8 million was recorded during the second and third quarters of 2006 and attributable to our Health Education segment. See Note 9 "Discontinued Operations" of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion of our 2006 goodwill and intangible asset impairment charges.

Income (Loss) From Continuing Operations and Continuing Operating Margin Percentage

	For the Year Ended December 31,				% Change
	2006	% of Total CEC	2005	% of Total CEC	2006 vs. 2005
	(Dollars in thousands)
INCOME (LOSS) FROM OPERATIONS:
University segment (excluding share of affiliate earnings)	$204,623	123%	$282,957	73%	-27.7%
Culinary Arts segment	60,646	36%	82,671	21%	-26.6%
Colleges segment	41,999	25%	54,117	14%	-22.4%
Health Education segment	(82,551)	-50%	1,088	0%	N/A
Academy segment	13,808	8%	11,658	3%	18.4%
International segment	11,456	7%	9,133	2%	25.4%
JDV Online segment	(6,942)	-4%	(3,403)	0%	104.0%
Corporate and other	(76,531)	-45%	(52,415)	-13%	46.0%
Total income from operations	$166,508		$385,806		-56.8%
Operating profit (loss) margin percentage:
University segment (excluding share of affiliate earnings)	24.4%		32.5%
Culinary Arts segment	16.7%		21.6%
Colleges segment	21.1%		25.0%
Health Education segment	-48.9%		0.7%
Academy segment	8.4%		7.3%
International segment	22.5%		20.4%
JDV Online segment	-776.5%		N/A
Corporate and other	N/A		N/A
CEC consolidated	9.3%		21.1%

Income from continuing operations decreased $219.3 million, or 56.8%, from $385.8 million during the year ended December 31, 2005, to $166.5 million during the year ended December 31, 2006. Our continuing operating profit margin percentage decreased from 21.1% during the year ended December 31, 2005, to 9.3% during the year ended December 31, 2006. The decrease in income from continuing operations and continuing operating profit margin during 2006 is primarily attributable to non-cash goodwill and intangible asset impairment charges of approximately $86.3 million. Also contributing to our decrease in operating profit during 2006 was non-cash share-based compensation expense of $15.2 million incurred in connection with our adoption of SFAS 123R and the declines in University segment operating profit and operating profit margin percentage.

As discussed above, we believe that the declines in University segment operating profit and operating profit margin percentage are primarily attributable to the negative effects of the ongoing SACS Probation status of the University segment’s AIU universities and increased competition. AIU Online’s operating profit margin percentage declined from 44.4% during 2005 to 39.1% during 2006. As discussed above, declines in AIU Online operations and student population have a disproportionate negative impact on overall University segment and CEC consolidated operating profits and operating profit margin percentages.

Operating profit and operating profit percentage information for the years ended December 31, 2006 and 2005, for our University segments’ online universities, including the universities’ online platforms, is as follows:

	For the Year Ended December 31,
	2006	2005
Operating Profit (Loss):
On-ground universities	$(10,533)	$19,891
Online platforms (AIU Online, CTU Online, and Stonecliffe College Online combined)	215,156	263,066
Total University segment operating profit	$204,6231	$282,957
Operating Profit (Loss) Margin Percentage:
On-ground universities	-5.9%	9.7%
Online platforms (AIU Online, CTU Online, and Stonecliffe College Online combined)	32.7%	39.5%
Total University segment operating profit margin percentage	24.4%	32.5%
AIU Online	39.1%	44.4%
CTU Online and Stonecliffe College Online	18.8%	22.7%

Interest Income

Interest income increased $7.1 million, or 59.7%, from $11.9 million during the year ended December 31, 2005, to $19.0 million during the year ended December 31, 2006, primarily as a result of increases in average invested balances and a general increase in short-term interest rates during 2006.  During the second quarter of 2005, we began investing a portion of our excess cash balances in available-for-sale investments that generally return investment yields in excess of the yields returned on cash equivalent securities, in which we previously invested our excess cash..

Provision for Income Taxes

Provision for income taxes decreased $56.9 million, or 38.0%, from $149.6 million during 2005, to $92.7 million during 2006. The decrease is primarily attributable to a decrease in income before provision for income taxes during 2006 of approximately $126.3 million, excluding the effect of the $86.3 million goodwill and intangible asset impairment charge incurred for our Health Education segment during 2006. The unusual effective income tax rate of 49.5% reflected in our statement of income during 2006 is attributable to the fact that only $7.3 million of our total $86.3 million Health Education segment goodwill and intangible asset impairment charge, which is included in operating expenses, is deductible for income tax purposes. As such, an income tax benefit has not been provided for the non-deductible portion of the charge. Excluding the effect of the non deductible goodwill and intangible asset impairment charge, our effective income tax rate for 2006 was 35.00%.

We reduced our effective income tax rate from 37.40% during 2005 to 35.00% during 2006, excluding the effect of the non-deductible Health Education segment goodwill and intangible asset impairment charge. The decrease in our effective tax rate is attributable to the impact of various tax planning strategies, favorable changes in the proportionate distribution of our total pretax income among the tax jurisdictions in which we operate, and an increase in tax-exempt interest earned on invested cash balances. Future changes in the proportionate distribution of our total pretax income among the tax jurisdictions in which we operate may further impact our effective income tax rate.

Loss from Discontinued Operations

We recorded a loss from discontinued operations of $48.2 million during 2006 associated with our 13 schools and campuses currently held for sale.  The total $48.2 million loss includes 2006 operating losses of $25.5 million, net of income tax benefit of $13.5 million, an acceleration of rent expense for excess and unused leased space recorded in the fourth quarter of 2006 of $6.0 million, net of income tax benefit of $3.2 million, a goodwill impairment charge related to the Gibbs division of $6.8 million, net of income tax benefit of $3.6 million, recorded during the first quarter of 2006, and a charge of $9.8, net of income tax benefit of $5.2 million, recorded in the fourth quarter of 2006 to reduce the carrying value of net assets held for sale to fair value less costs to sell.  See Note 4 "Discontinued Operations" of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion of our discontinued operations.

Net Income

Net income decreased $187.3 million, or 80.1%, from $233.9 million during the year ended December 31, 2005, to $46.6 million during the year ended December 31, 2006, due to the cumulative effect of the factors discussed above.

Year Ended December 31, 2005, Compared to the Year Ended December 31, 2004

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the year ended December 31, 2005, compared to the year ended December 31, 2004 (dollars in thousands).

	For the Year Ended December 31,				% Change
	2005	% of Total Revenue	2004	% of Total Revenue	2005 vs. 2004
TOTAL REVENUE	$1,828,498		$1,472,542		24.2%
OPERATING EXPENSES
Educational services and facilities
Educational services and facilities expense	531,353	29.1%	453,616	30.8%	17.1%
Share-based compensation expense	—	0.0%	—	0.0%	N/A
Total educational services and facilities expense	531,353	29.1%	453,616	30.8%	17.1%
General and administrative:
Advertising and admissions expense	444,706	24.3%	327,647	22.3%	35.7%
Administrative expense	334,443	18.3%	283,911	19.3%	17.8%
Bad debt expense	73,911	4.0%	77,131	5.2%	-4.2%
Share-based compensation expense	—	0.0%	—	0.0%	N/A
Management fee	(7,829)	-0.4%	(15,430)	-1.0%	-49.3%
Total general and administrative expense	845,231	46.2%	673,259	45.7%	25.5%
Goodwill and intangible asset impairment charge	—	0.0%	—	0.0%	N/A
INCOME FROM OPERATIONS:	385,806	21.1%	298,999	20.3%	29.0%
INTEREST INCOME:	11,937	0.7%	2,918	0.2%	309.1%
PROVISION FOR INCOME TAXES:	149,630	8.2%	118,847	8.1%	25.9%
Effective tax rate	37.40%		39.25%
INCOME FROM CONTINUING OPERATIONS	250,449	13.7%	183,947	12.5%	36.2%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(16,571)	-0.9%	(4,328)	-0.3%	282.9%
NET INCOME	$233,878	12.8%	$179,619	12.2%	30.2%

Revenue

Revenue and student starts for each of our continuing reportable segments for the year ended December 31, 2005 and 2004, were as follows (dollars in thousands).

	For the Year Ended December 31,				% Change
	2005	% of Total CEC	2004	% of Total CEC	2005 vs. 2004
REVENUE:
University segment	$870,124	48%	$597,533	40%	45.6%
Culinary Arts segment	383,331	21%	349,601	24%	9.6%
Colleges segment	216,316	12%	199,886	14%	8.2%
Health Education segment	153,874	8%	144,995	10%	6.1%
Academy segment	160,009	9%	143,396	10%	11.6%
International segment	44,831	2%	37,131	2%	20.7%
JDV Online segment	13	0%	—	0%	N/A
	$1,828,498		$1,472,542		24.2%
STUDENT STARTS(1)
University segment	64,890	60%	48,770	51%	33%
Culinary Arts segment	11,050	10%	12,030	13%	-8%
Colleges segment	6,960	6%	8,150	9%	-15%
Health Education segment	12,360	12%	13,050	14%	-5%
Academy segment	8,110	8%	8,170	9%	-1%
International segment	4,040	4%	3,430	4%	18%
	107,410		93,600		15%

(1)          Health Education segment starts exclude SBI Springfield which is currently being taught out.

Total revenue increased $356.0 million, or 24.2%, from $1.473 million during the year ended December 31, 2004, to $1.828 million during the year ended December 31, 2005. The overall increase in revenue was primarily attributable to the $272.6 million increase in University segment revenue discussed below, although each of our reportable segments contributed to the overall revenue increase.

University Segment Revenue.   University segment revenue increased $272.6 million, or 45.6%, from $597.5 million during the year ended December 31, 2004, to $870.1 million during the year ended December 31, 2005. The combined revenue for our University segment schools’ fully-online platforms, including AIU Online and CTU Online, increased $274.6 million, or 70.2%, from $391.5 million during the year ended December 31, 2004, to $666.1 million during the year ended December 31, 2005.

The University’s segment revenue increase was primarily attributable to an increase in the average student population of AIU Online and CTU Online during 2005.  AIU Online and CTU Online student population growth was primarily attributable to the continued growth of the online education market and our schools’ online campuses’ continued penetration into that expanded market through increased investment in marketing activities and recruiting efforts and an expansion of program offerings and online platforms.

Culinary Arts Segment Revenue.   Culinary Arts segment revenue increased $33.7 million, or 9.6% from $349.6 million during the year ended December 31, 2004, to $383.3 million during the year ended December 31, 2005. The increase was primarily attributable to tuition price increases during 2005, the positive effect of which was offset, in part, by decreases in student starts and student population during the year.

Educational Services and Facilities Expense

Educational services and facilities expense increased $77.8 million, or 17.2%, from $453.6 million during the year ended December 31, 2004, to $531.4 million during the year ended December 31, 2005. The increase in educational services and facilities expense was primarily attributable to an overall increase in academic and occupancy costs across all our segments.

The increase was primarily driven by increases in salaries and benefits of academic staff hired by our campuses during 2005 to support the growth of the business, with the most significant increases attributable to the online platforms of our University segment. The increase in educational services and facilities expense is also attributable to costs associated with additional student service activities designed to improve retention, an increase in curriculum development activities, and an increase in occupancy costs associated with facilities expansions in support of our schools’ online campuses during 2005. A portion of the increase is also attributable to investments made during 2005 in new start-up campuses and Stonecliffe College Online.

General and Administrative Expense

General and administrative expense increased $164.2 million, or 24.1%, from $681.0 million during the year ended December 31, 2004, to $845.2 million during the year ended December 31, 2005. The majority of this increase was attributable to an increase in University’s segment general advertising, marketing, and admissions costs, driven primarily by costs incurred by University segment online campuses in support of increased student lead, enrollment, and start volume. The increase is also attributable to increased financial aid, career services, and other administrative costs incurred by University segment online campuses to support increases in online campus student population. The increase in general and administrative expense also reflects investments made during 2005 by CTU Online in Stonecliffe College Online.

The increase in general and administrative expenses is also attributable to increases in corporate salaries and benefits costs, caused largely by personnel increases within the corporate compliance, internal audit, and legal departments. Corporate personnel increases associated with certain centralized functions, including accounting, financial aid processing, and cash collections, also contributed to the significant increase in corporate salaries and benefits costs. The increase in corporate salaries and benefits costs was offset, in part by a decrease in outside counsel legal fees, primarily attributable to a reduction in outside legal costs related to our class action lawsuits, the ongoing SEC investigation and the development of our internal legal department during 2005.

The increase in general and administrative expense discussed above was offset, in part, by an overall decrease in bad debt expense during the period of approximately $3.2 million. Bad debt expense incurred by each of our continuing reportable segments during the year ended December 31, 2005 and 2004, was as follows (dollars in thousands):

	For the Year Ended December 31,				% Change
	2005	% of Segment Revenue	2004	% of Segment Revenue	2005 vs. 2004
Bad debt expense by segment
University segment	$51,747	5.9%	$41,741	7.0%	24.0%
Culinary Arts segment	5,974	1.6%	9,536	2.7%	-37.4%
Colleges segment	2,604	1.2%	6,115	3.1%	-57.4%
Health Education segment	7,869	5.1%	10,536	7.3%	-25.3%
Academy segment	3,705	2.3%	8,843	6.2%	-58.1%
International segment	483	1.1%	360	1.0%	34.2%
Corporate and other	1,529	—	—	—	N/A
Total Bad Debt Expense	$73,911	4.0%	$77,131	5.2%	-6.2%

The increase in University segment bad debt expense was primarily attributable to a decline in the student retention rates of the University segment’s online platforms, resulting in a shift in the relative distribution of student receivable balances from in-school student receivable to our-of-school student receivables. Out-of-school student receivable balances generally pose a greater credit risk than do in-school student receivables and are subject to higher bad debt allowance percentages. The decline in online student retention during 2005 was attributable largely to the disproportionate growth of CTU Online. CTU Online, offers longer programs and has historically experienced a higher rate of student attrition than has AIU Online. Thus, the disproportionate growth of CTU Online during 2005 resulted in a reduction in the overall retention rate of the University segment and an overall increase in University segment bad debt expense as a percentage of revenue.

The decrease in bad debt expense attributable to our other segments is primarily attributable to a decrease in overall student receivable exposure, primarily as a result of strong cash collections and strict credit practices exercised during the period.

Also, during the fourth quarter of 2004, we recorded a non-cash, pre-tax charge for a change in accounting estimate of our allowance for doubtful accounts of approximately $12.2 million. The recording of this change in estimate during 2004, to certain extent, has diminished the comparability of 2005 and 2004 bad debt expense levels.

Income (Loss) From Continuing Operations and Continuing Operating Margin Percentage

	For the Year Ended December 31,				% Change
	2005	% of Total CEC	2004	% of Total CEC	2005 vs. 2004
	(Dollars in thousands)
INCOME (LOSS) FROM OPERATIONS:
University segment (excluding share of affiliate earnings)	$282,957	73%	$178,760	61%	58.3%
Culinary Arts segment	82,671	21%	79,504	27%	4.0%
Colleges segment	54,117	14%	51,425	18%	5.1%
Health Education segment	1,088	0%	2,977	1%	-63.5%
Academy segment	11,658	3%	4,222	1%	176.1%
International segment	9,133	2%	6,905	2%	32.3%
JDV Online segment	(3,403)	-1%	—	—%	N/A
Corporate and other	(52,415)	-12%	(32,501)	-10%	61.0%
Total income from operations	$385,806		$291,292		32.4%
Operating profit (loss) margin percentage:
University segment (excluding share of affiliate earnings)	32.5%		29.9%
Culinary Arts segment	21.6%		22.7%
Colleges segment	25.0%		25.7%
Health Education segment	0.7%		2.1%
Academy segment	7.3%		2.9%
International segment	20.4%		18.6%
JDV Online segment	-24307.1%		0.0%
Corporate and other	0.0%		0.0%
CEC consolidated	21.1%		20.3%

Income from operations increased $94.5 million, or 32.4%, from $291.3 million during the year ended December 31, 2004, to $385.8 million during the year ended December 31, 2005. Our operating profit margin percentage increased from 20.3% during the year ended December 31, 2004, to 21.1% during the year ended December 31, 2005. The increase in income from operations and operating profit margin percentage during 2005 was primarily attributable to the operating margin percentage growth of our University segment during 2005, most significantly the operating margin percentage growth of University segment online campuses, offset, in part, by an increase in net unallocated corporate and other costs. The increase in our consolidated operating margin percentage is primarily attributable to the disproportionate growth of our University segment, which traditionally has operated at higher margin levels than our other segments.

Operating profit and operating profit margin percentage information for the years ended December 31, 2005 and 2004 for our University segment, including our University segment’s online platforms, is as follows:

	For the Year Ended December 31,
	2005	2004
Operating Profit (Loss):
On-ground universities	$19,891	$20,945
Online platforms (AIU Online, CTU Online, and Stonecliffe College Online combined)	263,066	157,815
Total University segment operating profit	$282,957	$178,760
Operating Profit (Loss) Margin Percentage:
On-ground universities	9.7%	10.2%
Online platforms (AIU Online, CTU Online, and Stonecliffe College Online combined)	39.5%	40.3%
Total University segment operating profit margin percentage	32.5%	29.9%
AIU Online	44.4%	43.4%
CTU Online and Stonecliffe College Online	22.7%	13.7%

Interest Income

Interest income increased $9.0 million, from $2.9 million during 2004 to $11.9 million during 2005, primarily as a result of an increase in average invested cash balances.  Also, during the second quarter of 2005, we began investing a portion of our excess cash balances in available-for-sale investments that generally return investment yields in excess of the yields on cash equivalent securities, in which we have historically invested our excess cash.

Provision for Income Taxes

Provision for income taxes increased to $33.8 million, or 29.2%, from $115.8 million during 2004 to $149.6 million during 2005. This increase is primarily a result of an increase in pretax income from continuing operations during 2005 of $104.9 million, offset, in part, by a reduction of our effective income tax rate from 39.25% during 2004 to 37.40% during 2005. The decrease in our effective tax rate is attributable to the impact of various tax planning strategies, favorable changes in the proportionate distribution of our total pretax income among the tax jurisdictions in which we operate, and an increase in tax exempt interest earned on invested cash balances. Future changes in the proportionate distribution of our total pretax income among the tax jurisdictions in which we operate may further impact our effective income tax rate.

Loss from Discontinued Operations

Upon the sale of our International Academy of Design and Technology Montreal school in the first quarter of 2005, we recorded a loss from discontinued operations of $5.1 million, which represented the difference between the net proceeds received and the book value of net assets sold.

Also, during the first quarter of 2005, we recorded a discontinued operations charge of $1.0 million upon completion of teach-out activities at our International Academy of Design and Technology Ottawa school.

Net Income

Net income increased $54.3 million, or 30.2%, from $179.6 million during the year ended December 31, 2004, to $233.9 million during the year ended December 31, 2005, due to the cumulative effect of the factors discussed above.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

As of December 31, 2006, cash, cash equivalents, and investments totaled $447.8 million. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We finance our operating activities and our organic growth primarily through cash generated from operations. We finance acquisitions primarily through funding from a combination of equity issuances, credit facility borrowings, and cash generated from operations. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, and lease commitments through at least the next 12 months primarily with cash generated by operations, existing cash balances, and, if necessary, borrowings under our existing credit agreements.

The ED requires that Title IV Program funds collected in advance of student billings be kept in a separate cash account until students are billed for the portion of their program related to those Title IV Program funds collected. The ED further requires that Title IV Program funds be disbursed to students within three business days of receipt. We do not recognize restricted cash balances on our consolidated balance sheet until all restrictions have lapsed with respect to those balances. As of December 31, 2006 and 2005, the amount of restricted cash balances recorded in separate cash accounts was not significant. Restrictions on cash balances have not affected, nor do we believe that such restrictions will affect, our ability to fund our daily operations.

Sources and Uses of Cash

Operating Cash Flows

During the year ended December 31, 2006 and 2005, net cash flows provided by operating activities totaled $216.4 million and $378.2 million, respectively.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students finance tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, private and institutional scholarships, and cash payments. The following table summarizes our continuing U.S. schools’ cash receipts from tuition payments by fund source as a percentage of total tuition payments received for the years ended December 31, 2006, 2005, and 2004. The percentages reflected therein were determined based upon our continuing U.S. school’s cash receipts for the 12-month period ended December 31.

	For the Year Ended December 31,
	2006	2005	2004
Title IV Program Funding
Stafford loans	42.5%	42.0%	40.2%
Grants	9.1%	9.0%	9.2%
PLUS loans	7.8%	8.1%	8.2%
Total Title IV Program funding	59.4%	59.1%	57.6%
Private Loans
Non-recourse loans	19.7%	21.0%	22.2%
Sallie Mae recourse loans	1.9%	1.7%	1.7%
Stillwater recourse loans	0.2%	0.5%	0.4%
Total private loans	21.8%	23.2%	24.3%
Scholarships, Grants, and Other	2.6%	2.1%	2.4
Cash Payments	16.2%	15.6%	15.7
Total Tuition Receipts	100.0%	100.0%	100.0%

The total Title IV Program funding as a percentage of total tuition receipts reflected above was not computed on the same basis on which our 90-10 Rule ratios are computed. In accordance with applicable regulations, certain tuition receipts included in the totals above were excluded from our 90-10 Rule ratio calculations.

For further discussion of Title IV Program funding and alternative private loan funding sources for our students, see “Student Financial Aid and the Regulation of the Postsecondary Education Industry” and “Alternative Student Financial Aid Sources” in Part I, Item 1 “Business” of this Annual Report on Form 10-K.

Our primary uses of cash to support our operating activities include, among other things, cash paid to employees for services, to vendors for products and services, to lessors for rents and operating costs related to leased facilities, to suppliers for textbooks and other school supplies, and to federal, state, and provincial governments for income and other taxes.

Although we anticipate that we will be able to satisfy cash requirements for working capital needs, capital expenditures, and commitments through at least the next year primarily with cash generated by our operations, existing cash balances and, if necessary, borrowings under our existing credit agreements, we are not able to assess the effect of loss contingencies on future cash requirements and liquidity. See Note 13 “Commitments and Contingencies” of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional discussion of these matters.

Operating cash flows used in discontinued operations were $21.5 million, relative to operating cash flows generated by discontinued operations of $37.3 million during 2005.

Investing Cash Flows

During the year ended December 31, 2006 and 2005, net cash flows used in investing activities of continuing operations totaled $56.5 million and $399.5 million, respectively.

Capital Expenditures.   Capital expenditures decreased $56.1 million, or 44.7%, from $125.6 million during the year ended December 31, 2005, to $69.5 million during the year ended December 31, 2006. Capital expenditures represented 3.9% and 6.9%, respectively, of total revenue during the years ended December 31, 2006 and 2005.

The decreased capital spending in 2006 was driven primarily by restrictions on expansion imposed on us by the ED beginning in June 2005 and the decision to limit expansion activities at many of our campuses in response to declines in student population.

Purchases and Sales of Available for Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash inflow of $12.5 million during 2006 and a net cash outflow of $272.1 million during 2005.

Financing Cash Flows

During the year ended December 31, 2006 and 2005, net cash flows used in financing activities totaled $111.2 million and $189.7 million, respectively.

Credit Agreements.   As of December 31, 2006, we had outstanding under our $200.0 million U.S. Credit Agreement revolving loans totaling approximately $11.5 million, denominated in €8.7 million, and letters of credit totaling approximately $16.1 million. The credit availability under our U.S. Credit Agreement as of December 31, 2006, was $172.4 million. As of December 31, 2006, we had no outstanding borrowings under our $2.5 million (USD) Canadian Credit Agreement, as amended. See Note 11 “Debt and Credit Agreements” of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional discussion of our outstanding indebtedness and credit agreements.

Repurchases of Shares.   During the year ended December 31, 2006, we repurchased 5.5 million shares of our common stock for approximately $166.2 million at an average price of $30.20 per share. During the year ended December 31, 2005, we repurchased 5.3 million shares of our common stock for approximately $200.2 million at an average price of $37.97 per share. Repurchases of shares during 2006 and 2005 were funded by cash generated from operating activities. As of December 31, 2006, we were authorized to use an additional $133.8 million to repurchase shares of our common stock under our stock repurchase program.

Contractual Obligations

As of December 31, 2006, minimum future cash payments due under contractual obligations, including, among others, our credit agreements, non-cancelable operating and capital lease agreements, and other long-term arrangements, were as follows (in thousands):

	2007	2008	2009	2010	2011	2012 and Thereafter	Total
Revolving loans	$11,485	$—	$—	$—	$—	$—	$11,485
Operating lease obligations	128,688	122,000	115,295	108,936	105,093	525,379	1,105,391
Capital lease obligations	780	1,176	432	432	432	700	3,952
Other	—	—	—	—	—	—	—
Total contractual cash obligations	$140,953	$123,176	$115,727	$109,368	$105,525	$526,079	$1,120,828

Revolving Loans.   We have entered into an unsecured credit agreement with a syndicate of financial institutions (the “U.S. Credit Agreement”). Under our U.S. Credit Agreement, we may borrow up to the U.S. dollar equivalent of $200.0 million in U.S. dollars and various foreign currencies under a revolving credit facility and obtain up to the U.S. dollar equivalent of $100.0 million in standby letters of credit in U.S. dollars and various foreign currencies. Outstanding letters of credit were approximately $16.1 million as of December 31, 2006, and reduced the availability of borrowings under the revolving credit facility, but are not included in the table above. Subject to the satisfaction of certain conditions precedent under the U.S. Credit Agreement, we may prepay outstanding loans under the U.S. Credit Agreement at any time without penalty. The stated maturity of our U.S. Credit Agreement is December 19, 2007. We anticipate that a new unsecured credit agreement will be negotiated before the stated maturity date of December 19, 2007.

Our domestic subsidiaries have jointly and severally guaranteed repayment of our obligations under the U.S. Credit Agreement. Under the U.S. Credit Agreement, we are limited in our ability to take certain actions, including, among other things, consummating certain acquisitions or mergers, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring other debt in excess of specified amounts, prepaying other debt, and making certain investments. We are also required to satisfy certain financial covenants on a periodic basis, including the maintenance of a maximum consolidated leverage ratio of 1.75:1, a minimum fixed charge coverage ratio of 1.50:1, a minimum level of consolidated net worth, and a minimum annual consolidated ED financial responsibility composite score of 1.5. As of December 31, 2006, we were in compliance with the covenants of our U.S. Credit Agreement.

Our Canadian subsidiary has entered into an unsecured credit agreement with a syndicate of financial institutions (the “Canadian Credit Agreement”). Under our Canadian Credit Agreement, as amended, our Canadian subsidiary may borrow up to the U.S. dollar equivalent of 2.5 million in Canadian dollars under a revolving credit facility. Subject to the satisfaction of certain conditions precedent under the Canadian Credit Agreement, we may prepay outstanding loans under the Canadian Credit Agreement at any time without penalty. The stated maturity of our Canadian Credit Agreement is December 19, 2007. We anticipate that a new unsecured credit agreement will be negotiated before the stated maturity date of December 19, 2007.

See Note 11 “Debt and Credit Agreements” of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion of our outstanding indebtedness and credit agreements.

Operating Lease Obligations.   We lease most of our administrative and educational facilities and equipment under non-cancelable operating leases expiring at various dates through 2028. Lease terms generally range from five to ten years with one to two renewal options for extended terms. The amounts included in the table above represent future minimum lease payments for non-cancelable operating leases for continuing operations and discontinued operations.

Capital Lease Obligations.   We have assumed capital lease obligations in connection with certain acquisitions. As of December 31, 2006, the principal balance of outstanding capital lease obligations was approximately $3.4 million.

Off-Balance Sheet Arrangements.   As of December 31, 2006, we were not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

Changes in Financial Position—December 31, 2006, compared December 31, 2005

Selected consolidated balance sheet account changes from December 31, 2006, to December 31, 2005, were as follows:

	As of December 31,
	2006	2005	% Change
ASSETS
Current assets:
Cash and cash equivalents	$188,058	$129,276	45%
Investments	259,766	272,093	-5%
Total cash and cash equivalents and investments	447,824	401,369	12%
Student receivables, gross	76,692	95,562	-20%
Allowance for doubtful accounts	(28,532)	(37,961)	-25%
Student receivables, net	48,160	57,601	-16%
Discontinued assets “held-for-sale”	69,171	107,040	-35%
Other current assets	32,064	29,806	8%
Goodwill	349,703	427,508	-18%
LIABILITIES
Current liabilities:
Accrued income taxes	—	23,506	-100%
Deferred tuition revenue	131,651	133,818	-2%
Long-term liabilties:
Deferred rent obligations	90,013	83,127	8%
SHARE-BASED AWARDS SUBJECT TO REDEMPTION	13,476	—	N/A
STOCKHOLDERS’ EQUITY
Treasury stock	$(366,319)	$(200,158)	83%

Cash and Cash Equivalents and Investments.   The increase in cash and cash equivalents and investments is primarily attributable to cash flows generated from operations during 2006, offset, in part, by cash of $166.2 million used during 2006 to repurchase approximately 5.5 million shares of our common stock at an average price of approximately $30.20 per share in connection with our stock repurchase program.

Student Receivables.   The decrease in net student receivables is primarily attributable to the overall decrease in revenue and student population but also reflects improvements in our cash collections experience during 2006.

Our allowance for doubtful accounts as a percentage of gross student receivables and quarterly days sales outstanding (“DSO”) were as follows as of December 31, 2006, 2005, and 2004:

	As of December 31,
	2006	2005	2004
Allowance for doubtful accounts as a percentage of gross student receivable	37.20%	39.70%	41.90%
Quarterly DSO (in days)	12	12	13

We calculate DSO by dividing net receivables, including both student receivables and other receivables, by quarterly average daily revenue. Quarterly average daily revenue is computed by dividing total quarterly revenue by the total number of days in the quarter.

Quarterly DSO at December 31, 2006 of 12 days was consistent with quarterly DSO at December 31, 2005, as the impact of decreased revenue per day for the fourth quarter 2006 compared to the fourth quarter 2005 was effectively offset by the impact of a decrease in total net receivables from December 31, 2005, to December 31, 2006. Allowance for doubtful accounts as a percentage of gross student receivables decreased at December 31, 2006 from December 31, 2005 due primarily to improved collections experience during 2006, resulting in a reduction of the estimated allowance for doubtful accounts balances required under our standard allowance methodology.

Discontinued Assets Held for Sale.   The decrease in discontinued assets held for sale is primarily attributable to $10.4 million pretax goodwill impairment charge related to our discontinued Gibbs schools. The decrease in discontinued assets held for sale is also attributable to a $15.0 million pretax asset impairment charge recorded during 2006 to reduce the carrying value of the net assets of the schools and campuses held for sale to estimated fair value, less costs to sell, as of December 31, 2006. See Note 4 “Discontinued Operations” of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for a detailed discussion of our discontinued assets held-for-sale.

Other Current Assets.   The increase in other current assets is primarily attributable to the collection of tenant improvement allowances from lessors during 2006.

Goodwill.   The decrease in goodwill is primarily attributable to a goodwill impairment charge of $85.8 million, pretax, recognized during  2006 to reduce the carrying value of goodwill related to our Health Education segment. See Note 9 “Goodwill and Other Intangible Assets” of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for a detailed discussion of our goodwill impairment charge.

Accrued Income Taxes.   The decrease in accrued income taxes is primarily attributable to the overall decrease in pretax income during the year, federal and state income tax payments made during the year, and a reduction of our effective income tax rate from 37.4% during 2005 to 35.0% during 2006.

Deferred Tuition Revenue.   The decrease in deferred tuition revenue is primarily attributable to declines in student starts and student population during 2006.

Deferred Rent Obligations.   The increase in deferred rent obligations is primarily attributable to tenant improvement allowances due or received from lessors during the year ended December 31, 2006, and normal increases in deferred rent obligations associated with lease arrangements with escalating rent payments.

Share-based Awards Subject to Redemption.   As discussed in Note 16 “Share-Based Compensation” of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on

Form 10-K, a participant in our share-based compensation plans has the right, or may be granted the right, upon occurrence of a change in control event, to surrender all or part of his or her stock option awards to us in exchange for cash. Upon our adoption of SFAS 123R as of January 1, 2006, the grant-date cash redemption value of each outstanding stock option award is recorded as “Share-based awards subject to redemption” on our consolidated balance sheets on a pro rata basis over the requisite service period. The total grant-date cash redemption value for each outstanding stock option award represents the intrinsic value of the stock option award as of the grant date, assuming that a change in control event occurred on the grant date. Share-based awards subject to redemption as of December 31, 2006, recorded upon our adoption of 123R as a reduction of retained earnings with no effect on income, represents the portion of the total grant-date cash redemption value for all stock option awards outstanding as of December 31, 2006, earned by plan participants as a result of services rendered through such date. Prior to our adoption of SFAS 123R, we were not required to record an amount for share-based awards subject to redemption on our consolidated balance sheet.

Treasury Stock.   As discussed above, during the year ended December 31, 2006, we repurchased approximately 5.5 million shares of our common stock for approximately $166.2 million at an average price of approximately $30.20 per share.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We use various techniques to manage our market risk, including, from time to time, the use of derivative financial instruments. We do not use derivative financial instruments for speculative purposes.

Interest Rate Exposure

Our borrowings under our credit agreements bear annual interest at variable rates tied to the prime rate and the Eurocurrency rate. The outstanding borrowings under these credit agreements were $11.5 million and $13.6 million as of December 31, 2006 and 2005, respectively. The weighted average interest rate of borrowings under our credit agreements, including the effect on interest expense of our interest rate swap agreement which expired in March of 2006, was 4.66% and 2.95% as of December 31, 2006 and 2005, respectively.

We estimate that the book value of our investments, debt instruments, and any derivative financial instruments approximated their fair values as of December 31, 2006 and 2005. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

Foreign Currency Exposure

We are subject to foreign currency exchange exposures arising from current and anticipated transactions denominated in currencies other than the U.S. dollar, and from the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts. Specifically, we are subject to risks associated with fluctuations in the value of the Euro, the Canadian dollar, and the British pound vis-à-vis the U.S. dollar. Our investment in our foreign operations as of December 31, 2006, was not significant, and the book values of the assets and liabilities of such foreign operations as of December 31, 2006, approximated their fair values. In addition, as of December 31, 2006, we had borrowings outstanding under our U.S. Credit Agreement of $11.5 million denominated in €8.7 million.

We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in foreign currency exchange rates is not significant.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and the accompanying notes thereto are included elsewhere in this Annual Report on Form 10-K, as indicated below. The consolidated balance sheets are as of December 31, 2006 and 2005, and the consolidated statements of income, stockholders’ equity, and cash flows are for each of the years ended December 31, 2006, 2005, and 2004.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, page F-1.

Report of Independent Registered Public Accounting Firm, page F-2.

Consolidated Balance Sheets as of December 31, 2006 and 2005, page F-3.

Consolidated Statements of Income for the Years Ended December 31, 2006, 2005, and 2004, page F-4.

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005, 2004, page F-5.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005, and 2004, page F-6.

Notes to Consolidated Financial Statements, page F-7.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Scope of Management’s Report on Internal Control over Financial Reporting

With the participation of our Chief Executive Officer and Chief Financial Officer, our management carried out an evaluation and assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. The framework on which such evaluation was based is contained in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Report”).

An internal control significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or a combination of significant deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles.

Based upon the evaluation under the framework contained in the COSO Report, management concluded that, as of December 31, 2006, our internal control over financial reporting was effective.

Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on management’s assessment of the effectiveness of our internal control over financial reporting. This attestation report is included on page F-1 of this Annual Report on Form 10-K.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2007 Annual Meeting of Stockholders.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, executive officers, and senior financial officers (including our chief executive officer, chief financial officer, chief accounting officer, controller, and any person performing similar functions). The Code of Ethics is available on our website at www.careered.com under the caption “Investor Relations.”

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2007 Annual Meeting of Stockholders.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2007 Annual Meeting of Stockholders.

The following table provides information as of December 31, 2006, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan Category	Number of shares to be issued upon exercise of oustanding options		Weighted-average exercise price of oustanding options	Number of shares remaining available fo future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	6,232,895	(1)	$33.50	3,249,399 (2)
Equity compensation plans not approved by shareholders	200,000	(3)	$19.60	—
Total	6,432,895		$33.07	3,249,399

(1)          Includes outstanding options to purchase shares of our common stock under the Career Education Corporation 1995 Stock Option Plan, the Career Education Corporation 1995 Employee Incentive Compensation Plan, and the Career Education Corporation 1998 Non-Employee Directors’ Stock Option Plan.

(2)          Includes shares available for future issuances under the Career Education Corporation 1995 Stock Option Plan, the Career Education Corporation 1998 Employee Incentive Compensation Plan, the Career Education Corporation 1998 Non-Employee Directors’ Stock Option Plan, and the Career

Education Corporation 1998 Employee Stock Purchase Plan; excludes securities reflected in column (a). In addition to stock options, the Career Education Corporation 1998 Employee Incentive Compensation Plan provides for the issuance of stock appreciation rights, restricted stock, deferred stock, stock, dividend equivalents, other stock-based awards, performance awards, or cash incentive awards. As of December 31, 2006, 3,224,727 shares remain available under the Career Education Corporation 1998 Employee Incentive Compensation Plan for issuance of stock appreciation rights, restricted stock, deferred stock, stock, dividend equivalents, other stock-based awards, performance awards, or cash incentive awards.

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

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2007 Annual Meeting of Stockholders.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2007 Annual Meeting of Stockholders.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this Form 10-K or incorporated by reference as set forth below:

1. and 2.    Financial Statements of Career Education Corporation and Its Subsidiaries.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, page F-1.
Report of Independent Registered Public Accounting Firm, page F-2.
Consolidated Balance Sheets as of December 31, 2006 and 2005, page F-3.
Consolidated Statements of Income for the Years Ended December 31, 2006, 2005, and 2004, page F-4.
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005, and 2004, page F-5.
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005, and 2004, page F-6.
Notes to Consolidated Financial Statements, page F-7.

3.                 Exhibits:

*3.1	Restated Certificate of Incorporation of the Company, as amended.
*3.2	Third Amended and Restated By-laws of the Company.
**4.1	Form of specimen stock certificate representing Common Stock.
***4.2

Credit Agreement dated as of December 19, 2002 among the Company, as borrower, Bank of America, N.A., as Administrative Agent, LaSalle Bank National Association and JPMorgan Chase Bank, as Co-Syndication Agents, SunTrust Bank, as documentation Agent, and the other lenders named therein. Schedules and exhibits to this Credit Agreement have not been included herewith, but will be furnished supplementally to the Commission upon request.

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

**10.1	Career Education Corporation 1995 Stock Option Plan, as amended.####
**10.2	Form of Incentive Stock Option Agreement under the Company’s 1995 Stock Option Plan.####
**10.3	Career Education Corporation 1998 Employee Incentive Compensation Plan.####
**10.4	Form of Incentive Stock Option Agreement under the Company’s 1998 Employee Incentive Compensation Plan.####
**10.5	Career Education Corporation 1998 Non-Employee Directors’ Stock Option Plan.####

**10.6	Form of Non-Employee Director’s Option Agreement under the Company’s 1998 Non-Employee Directors’ Stock Option Plan.####
**10.7	Career Education Corporation 1998 Employee Stock Purchase Plan.####
++10.8

First, Second, Third, Fourth, and Fifth Amendments to Career Education Corporation 1998 Employee Incentive Compensation Plan dated as of July 29, 1998, February 17, 1999, January 24, 2000, April 5, 2002, and May 19, 2003, respectively.####

+++10.9	Employment Agreement dated as of August 1, 2000, between the Company and John M. Larson.####
***10.10	Form of Indemnification Agreement for Directors and Executive Officers.####
***10.11	Form of Management Fee Agreement between the Company and each of its subsidiaries.
***10.12	Form of Tax Sharing Agreement between the Company and each of its subsidiaries.
*10.13	Sixth Amendment to the Career Education Corporation 1998 Employee Incentive Compensation Plan dated as of February 27, 2004.####
+++10.14	Seventh Amendment to the Career Education Corporation 1998 Employee Incentive Compensation Plan dated as of July 23, 2005.####
++++10.15	Form of Restricted Stock Agreement under the Career Education Corporation 1998 Incentive Compensation Plan, as amended.####
#10.16

First Amendment to the Employee Agreement by and among John M. Larson, the Company and CEC Employee Group, LLC, dated as of September 24, 2006, by and among John M. Larson, the Company and CEC Employee Group, LLC.####

##10.17	Career Education Corporation Severance Plan for Corporate Executive Level Employees.####
###10.18	Share Repurchase Agreement by and between the Company and John M. Larson dated as of December 20, 2006.
###10.10	Second Amendment to the Employment Agreement by and among John M. Larson, the Company and CEC Employee Group LLC, dated as of December 19, 2006.####
21	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2006.
**	Incorporated herein by reference to our Registration Statement on Form S-1, effective as of January 28, 1998.
***	Incorporated herein by reference to our Current Report on Form 8-K filed on December 20, 2002.
****	Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.
+	Incorporated herein by reference to our Definitive Proxy Statement on Schedule 14A filed April 20, 2004.
++	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2000.
+++	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2005.

++++	Incorporated herein by reference to our Current Report on Form 8-K filed on May 24, 2006.
#	Incorporated herein by reference to our Current Report on Form 8-K filed on September 27, 2006.
##	Incorporated herein by reference to our Current Report on Form 8-K filed on December 18, 2006.
###	Incorporated herein by reference to our Current Report on Form 8-K filed on December 21, 2006.
####	Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2007.

CAREER EDUCATION CORPORATION
By:	/s/ PATRICK K. PESCH
Patrick K. Pesch,
Executive Vice President, Chief Financial Officer, and Assistant Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT E. DOWDELL	Interim Chairman, President, and Chief	February 28, 2007
Executive Officer (Principal Executive
Officer)
/s/ PATRICK K. PESCH	Executive Vice President, Chief Financial	February 28, 2007
Patrick K. Pesch	Officer, and Assistant Secretary
/s/ DENNIS H. CHOOKASZIAN	Director	February 28, 2007
Dennis H. Chookaszian
/s/ PATRICK W. GROSS	Director	February 28, 2007
Patrick W. Gross
/s/ THOMAS B. LALLY	Director	February 28, 2007
Thomas B. Lally
/s/ STEVEN H. LESNIK	Director	February 28, 2007
Steven H. Lesnik
/s/ KEITH K. OGATA	Director	February 28, 2007
Keith K. Ogata
/s/ LESLIE T. THORNTON	Director	February 28, 2007
Leslie T. Thornton

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Career Education Corporation

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Career Education Corporation (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Career Education Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of the Company and our report dated February 28, 2007, expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Career Education Corporation

We have audited the accompanying consolidated balance sheets of Career Education Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Career Education Corporation and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 16 to the consolidated financial statements, in 2006 Career Education Corporation and subsidiaries adopted the provisions of the Financial Accounting Standards Board’s Statement No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Career Education Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP
Chicago, Illinois
February 28, 2007

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	As of December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$188,058	$129,276
Investments	259,766	272,093
Total cash and cash equivalents and investments	447,824	401,369
Receivables:
Students, net of allowance for doubtful accounts of $28,532 and $37,961 as of December 31, 2006 and 2005, respectively	48,160	57,601
Other, net	8,084	4,287
Prepaid expenses	29,457	34,288
Inventories	16,713	13,402
Deferred income tax assets	10,970	5,309
Assets held for sale	69,171	21,690
Other current assets	32,064	29,806
Total current assets	662,443	567,752
PROPERTY AND EQUIPMENT, net	349,414	349,335
GOODWILL	349,703	433,049
INTANGIBLE ASSETS, net	33,984	35,284
ASSETS HELD FOR SALE	—	79,809
OTHER ASSETS	30,119	30,074
TOTAL ASSETS	$1,425,663	$1,495,303
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$12,098	$627
Accounts payable	29,861	25,679
Accrued expenses:
Payroll and related benefits	26,678	38,575
Income taxes	—	23,506
Other	78,513	73,502
Deferred tuition revenue	131,651	133,818
Liabilities held for sale	33,702	20,243
Total current liabilities	312,503	315,950
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	2,763	16,358
Deferred rent obligations	90,013	83,127
Deferred income tax liabilities	16,527	27,094
Liabilities held for sale	—	10,673
Other	7,979	5,854
Total long-term liabilities	117,282	143,106
SHARE-BASED AWARDS SUBJECT TO REDEMPTION	13,477	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 106,923,500 and 103,384,741 shares issued, 96,192,808 and 98,112,741 shares outstanding as of December 31, 2006 and 2005, respectively	1,069	1,033
Additional paid-in capital	666,780	591,287
Accumulated other comprehensive income	5,683	1,989
Retained earnings	675,188	642,096
Cost of 10,774,485 and 5,272,000 shares in treasury as of December 31, 2006 and 2005, respectively	(366,319)	(200,158)
Total stockholders’ equity	982,401	1,036,247
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,425,663	$1,495,303

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2006	2005	2004
REVENUE:
Tuition and registration fees	$1,708,934	$1,745,588	$1,369,800
Other	76,685	82,910	102,742
Total revenue	1,785,619	1,828,498	1,472,542
OPERATING EXPENSES:
Educational services and facilities	552,051	531,353	453,614
General and administrative	905,340	845,231	680,966
Depreciation and amortization	75,385	66,108	46,670
Goodwill and intangible asset impairment charges	86,335	—	—
Total operating expenses	1,619,111	1,442,692	1,181,250
Income from operations	166,508	385,806	291,292
OTHER INCOME (EXPENSE):
Interest income	19,002	11,937	2,918
Interest expense	(1,905)	(1,798)	(2,802)
Share of affiliate earnings	3,966	5,067	4,248
Miscellaneous expense	(127)	(933)	(570)
Total other income	20,936	14,273	3,794
Income before provision for income taxes	187,444	400,079	295,086
PROVISION FOR INCOME TAXES	92,692	149,630	115,821
Income from continuing operations	94,752	250,449	179,265
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(48,183)	(16,571)	354
NET INCOME	$46,569	$233,878	$179,619
NET INCOME PER SHARE—BASIC:
Income from continuing operations	$0.99	$2.48	$1.76
Income (loss) from discontinued operations	(0.51)	(0.16)	0.01
Net income	$0.48	$2.32	$1.77
NET INCOME PER SHARE—DILUTED:
Income from continuing operations	$0.97	$2.42	$1.71
Loss from discontinued operations	(0.50)	(0.16)	—
Net income	$0.47	$2.26	$1.71
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	96,190	100,974	101,629
Diluted	98,065	103,383	105,004

The accompanying notes are an integral part of these consolidated financial statements.

CARREER EDUCATION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock			Accumulated
	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital	Other Comprehensive Income	Retained Earnings	Total
BALANCE, December 31, 2003	100,195	$1,002	—	$—	$496,582	$2,986	$228,599	$729,169
Net income	—	—	—	—	—	—	179,619	179,619
Foreign currency translation gain	—	—	—	—	—	1,410	—	1,410
Total comprehensive income								181,029
Common stock issued under:
Stock option plans	2,147	21	—	—	25,259	—	—	25,280
Employee stock purchase plan	195	2	—	—	6,246	—	—	6,248
Tax benefit of options exercised	—	—	—	—	43,105	—	—	43,105
BALANCE, December 31, 2004	102,537	$1,025	—	$—	$571,192	$4,396	$408,218	$984,831
Net income	—	—	—	—	—	—	233,878	233,878
Foreign currency translation loss	—	—	—	—	—	(2,435)	—	(2,435)
Unrealized gain on investments	—	—	—	—	—	28	—	28
Total comprehensive income								231,471
Treasury stock purchased	—	—	(5,272)	(200,158)	—	—	—	(200,158)
Compensatory shares	1				34			34
Common stock issued under:
Stock option plans	640	6	—	—	8,996	—	—	9,002
Employee stock purchase plan	207	2	—	—	5,797	—	—	5,799
Tax benefit of options exercised	—	—	—	—	5,268	—	—	5,268
BALANCE, December 31, 2005	103,385	$1,033	(5,272)	$(200,158)	$591,287	$1,989	$642,096	$1,036,247
Net income	—	—	—	—	—	—	46,569	46,569
Foreign currency translation gain	—	—	—	—	—	3,149	—	3,149
Unrealized gain on investments	—	—	—	—	—	545	—	545
Total comprehensive income								50,263
Treasury stock purchased	—	—	(5,502)	(166,161)	—	—	—	(166,161)
Share-based compensation:
Stock options					15,040			15,040
Nonvested stock					1,202			1,202
Employee stock purchase plan					848			848
Common stock issued under:
Stock option plans	3,340	34	—	—	32,543	—	—	32,577
Employee stock purchase plan	199	2	—	—	5,097	—	—	5,099
Tax benefit of options exercised	—	—	—	—	20,763	—	—	20,763
Adjustment of share-based awards	—	—	—
subject to redemption							(13,477)	(13,477)
BALANCE, December 31, 2006	106,924	$1,069	(10,774)	$(366,319)	$666,780	$5,683	$675,188	$982,401

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES OF CONTINUING OPERATIONS:
Net income	$46,569	$233,878	$179,619
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of discontinued operations	—	6,058	—
Impairment loss on discontinued operations	15,000
Goodwill & intangible asset impairment charges	96,725	—	—
Depreciation and amortization expense	86,415	78,720	57,469
Compensation expense related to share-based awards	17,090	—	—
Loss on disposition of property and equipment	716	1,245	602
Deferred income taxes	(30,018)	(76)	7,439
Tax benefit associated with stock option exercises	—	5,268	43,105
Other	1,689	812	821
Changes in operating assets and liabilities:
Students receivables, gross	26,589	34,942	18,153
Allowance for doubtful accounts	(12,811)	(16,132)	12,664
Other receivables, net	(4,251)	167	1,648
Inventories, prepaid expenses, and other current assets	(837)	(29,771)	231
Deposits and other non-current assets	1,146	2,163	3,094
Accounts payable	3,026	(9,255)	7,448
Accrued expenses, deferred rent obligations	(25,067)	92,073	30,469
Deferred tuition revenue	(5,591)	(21,867)	13,392
Net cash provided by operating activities	216,390	378,225	376,154
CASH FLOWS FROM INVESTING ACTIVITIES:
Business disposition	—	(1,019)	(17)
Acquisition transaction costs	—	—	(26)
Purchases of property and equipment	(69,473)	(125,626)	(142,781)
Purchases of available-for-sale investments	(938,033)	(920,163)	—
Sales of available-for-sale investments	950,508	648,097	—
Other	545	(826)	1,054
Net cash used in investing activities	(56,453)	(399,537)	(141,770)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(166,161)	(200,158)	—
Issuance of common stock	37,676	14,801	31,528
Tax benefit associated with stock option exercises	20,763	—	—
Payments of revolving loans	(3,517)	(2,477)	(78,963)
Payments of capital lease obligations and other long-term debt	—	(1,869)	(3,476)
Other	—	—	(4)
Net cash used in financing activities	(111,239)	(189,703)	(50,915)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	8,810	(6,135)	4,754
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57,508	(217,150)	188,223
DISCONTINUED OPERATIONS CASH ACTIVITY INCLUDED ABOVE:
Add: Cash balance of discontinued operations at beginning of the year	3,033	33,477	18,909
Less: Cash balance of discontinued operations at end of the year	1,758	3,033	33,477
CASH AND CASH EQUIVALENTS, beginning of the period	129,275	315,981	142,326
CASH AND CASH EQUIVALENTS, end of the period	$188,058	$129,275	$315,981

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005, and 2004

1.                 DESCRIPTION OF THE COMPANY

We are a dynamic educational services company committed to quality, career-focused learning and led by passionate professionals who inspire individual worth and lifelong achievement. Since our founding in 1994, we have progressed rapidly toward our goal of becoming the world’s leading provider of quality educational services. We are one of the world’s leading on-ground providers of private, for-profit, postsecondary education and have a substantial presence in online education. Our schools and universities prepare students for professionally and personally rewarding careers through the operation of 75 on-ground campuses located throughout the United States and in France, Canada, Italy, and the United Kingdom and two fully-online academic programs.

2.                 SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation & Basis of Presentation

These consolidated financial statements include the accounts of CEC and our wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. The results of operations of all acquired businesses have been consolidated for all periods subsequent to the date of acquisition.

b. Reclassifications

Student receivables reflected on our consolidated balance sheets as of December 31, 2006 and 2005, includes only amounts currently due from students based on services provided and goods delivered. Deferred tuition revenue reflected on our consolidated balance sheets as of December 31, 2006 and 2005, includes only cash received from students in advance of services provided or goods delivered. We refer to this presentation approach as “net presentation.”

In prior reporting periods, the student receivable balances of our INSEEC schools included amounts related to services and goods that had been billed but had not yet been provided or delivered, and the deferred tuition revenue balances of our INSEEC schools included an equivalent amount related to unearned billings that had not yet been collected, resulting in immaterial overstatements of our consolidated student receivables and deferred tuition revenue. We refer to this presentation as “gross presentation.”

The change in the presentation of INSEEC student receivable balances and deferred tuition revenue balances from a gross presentation to a net presentation resulted in a reduction of consolidated student receivables and deferred tuition revenue as of December 31, 2005, of $10.8 million, relative to amounts previously reported.

c. Management’s Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reported period. Significant estimates, among others, include the allowance for doubtful accounts, the allocation of purchase price to the fair value of net assets acquired in connection with business combinations, fair values used in goodwill impairment evaluations, fair values used to evaluate assets held for sale, and valuations of

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

liabilities established as of the date of business acquisitions, including restructuring liabilities and certain long-term contractual obligations. Actual results could differ from these estimates.

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

Our allowance estimation methodology divides our accounts receivable due from in-school students into groups according to each student’s primary funding source. Our allowance methodology for out-of-school student accounts separates such accounts into two categories of students—those who have completed their programs of study and those that have not. We apply allowance percentage estimates that are based upon our historical collections experience to each in-school student funding source group and out-of-school student category.

We monitor our collections and write-off experience to assess whether or not adjustments to our allowance percentage estimates are necessary. As a result, we believe that our allowance estimation methodology reflects our most recent collections experience and is responsive to changes in the total mix of student funding sources. Changes in trends in any of the factors that we believe impact the realizability of our student receivables, as noted above, or modifications to our credit standards, collection practices, and other related policies may impact our estimate of our allowance for doubtful accounts and our financial results. Our standard allowance estimation methodology is evaluated for propriety by corporate financial management on a periodic basis and modified as necessary. Changes to the design of our standard allowance estimation methodology, including our allowance percentage estimates, may impact our estimate of our allowance for doubtful accounts and our financial results.

Corporate financial management reviews the allowance estimate calculations completed by each of our campuses to monitor compliance with our allowance estimation methodology.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

A substantial portion of credit extended to students is repaid through the students’ participation in various federal financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended (“HEA”), which we refer to as “Title IV Programs.” The following table summarizes our U.S. schools’ cash receipts from Title IV Programs for continued and discontinued operations for the years ended December 31, 2006, 2005, and 2004. The balances and percentages reflected therein were determined based upon each U.S. school’s cash receipts for the twelve-month period ended December 31, pursuant to the regulations of the U.S. Department of Education (“ED”) at 34 C.F.R. § 600.5 (dollars in thousands).

	For the Year Ended December 31,
	2006	2005	2004
Total Title IV Program funding	$1,104,465	$1,119,133	$919,915
Total cash receipts	$1,774,127	$1,822,688	$1,590,479
Total Title IV Program funding as a percentage of total cash receipts	62%	61%	58%

Transfers of funds received from Title IV Programs are made in accordance with ED requirements. Changes in ED funding of Title IV Programs could impact our ability to attract students and the realizability of our student receivables.

e. Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, investments, accounts receivable and payable, loans receivable, and long-term debt. The carrying values of current assets and liabilities reasonably approximate their fair values due to their short maturity periods. The carrying values of our debt obligations reasonably approximate their fair values as the stated interest rates approximate current market interest rates of debt with similar terms.

f. Revenue Recognition

Our revenue is derived primarily from academic programs taught to students who attend our schools. We generally segregate our revenue into two categories, (1) tuition and registration fees and (2) other. Tuition and registration fees represent costs to our students of educational services provided by our schools. We generally bill a student for tuition at the beginning of an academic term, and we recognize the tuition as revenue on a straight-line basis over the academic term, which includes any applicable externship period. The portion of tuition payments received from students but not earned is recorded as deferred tuition revenue and reflected as a current liability on our consolidated balance sheet, as such amount represents revenue that we expect to earn within the next year. If a student withdraws from one of our schools prior to the completion of the academic term, we refund the portion of tuition already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain.

Our schools’ academic year is generally at least 30 weeks in length but varies both by school and program of study and is divided by academic terms. Academic terms are determined by start dates, which also vary by school and program. Our schools charge tuition at varying amounts, depending on the school and on the type of program and specific curriculum. Our students finance tuition costs through a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

loans and grants, private and institutional scholarships, and cash payments. Our schools generally increase tuition one or more times annually.

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

Certain of our schools bill students a single charge that covers tuition and required program materials, such as textbooks and supplies. Such billings, which we treat as a single accounting unit are recognized as tuition and registration fee revenue on a straight-line basis over the applicable academic term.

g. Cash and Cash Equivalents

The ED requires that Title IV Program funds collected in advance of student billings be kept in a separate cash account until the students are billed for the portion of their program related to those Title IV Program funds collected. The ED further requires that Title IV Program funds be disbursed to students within three business days of receipt. We do not recognize restricted cash balances on our consolidated balance sheet until all restrictions have lapsed. As of December 31, 2006 and 2005, the amount of restricted cash balances recorded in separate cash accounts is not significant. Restrictions on cash balances have not affected our ability to fund daily operations. In accordance with SFAS 144, the net assets of assets held for sale are recorded on our consolidated balance sheet at estimated fair value, less costs to sell. The results of operations of discontinued operations are segregated from continuing operations and reported as discontinued operations in our consolidated statement of income.

Cash equivalents include short-term investments with a term to maturity of less than 90 days.

h. Discontinued Operations

Discontinued operations are accounted for in accordance with the provisions of Statement of Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. See Note 4 “Discontinued Operations” of these notes to our consolidated financial statements for further discussion of our discontinued operations.

i. Investments

Investments, which primarily consist of municipal auction rate securities and asset-backed securities, are classified as “available-for-sale” in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and are recorded at fair value. Any unrealized gains or temporary unrealized losses, net of income tax effects, are reported as a component of accumulated other comprehensive income on our consolidated balance sheet. Realized gains and losses are computed on the basis of specific identification and are included in miscellaneous other income (expense) in our consolidated income statement. As of December 31, 2006, our investments in municipal auction rate securities generally have stated terms to maturity of greater than one year. However, we classify such

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

investments as current on our consolidated balance sheet because we are generally able to divest our holdings in municipal auction rate securities at auction 30 days from our purchase date.

j. Inventories

Inventories, consisting principally of program materials, books, food, and supplies, are stated at the lower of cost, determined on a first-in, first-out basis, or market.

k. Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are recognized using the straight-line method over the useful lives of the related assets for financial reporting purposes and an accelerated method for income tax reporting purposes. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the shorter of their estimated useful lives or the related lease term. Courseware represents the value of acquired curriculum and other tangible academic materials, such as lesson plans and syllabi, used to deliver educational services. Acquired courseware balances are depreciated on a straight-line basis over their useful lives, which are estimated by management based upon, among other things, the expected future utilization period and the nature of the related academic programs. Maintenance, repairs, minor renewals, and betterments are expensed; major improvements are capitalized.

l. Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment on at least an annual basis by applying a fair-value-based test. In evaluating the recoverability of the carrying value of goodwill and other indefinite-lived intangible assets, we must make assumptions regarding the fair values of our reporting units, as defined under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Our estimate of the fair value of each of our reporting units is based primarily on projected future operating results and cash flows and other assumptions. The failure of a reporting unit to achieve projected future operating results and cash flows, or adjustments to other valuation assumptions, could change our estimate of reporting unit fair value, in which case we may be required to record an impairment charge related to goodwill and other indefinite-lived intangible assets.

m. Long-lived Assets

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

n. Arrangement with Affiliate

Under a profit-sharing agreement, we are entitled to receive approximately 30% of the net income generated by the American University in Dubai, United Arab Emirates (“AU Dubai”). The amount due from AU Dubai pursuant to the agreement of approximately $1.1 million and $2.4 million, respectively, as

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

of December 31, 2006 and 2005, is included in other non-current assets on our consolidated balance sheets, and our share of AU Dubai’s 2006, 2005, and 2004 earnings is included in other income (expense) in our consolidated statements of income. During the years ended December 31, 2006, 2005, and 2004, we received distribution payments from AU Dubai totaling approximately $5.3 million, $3.4 million, and $4.0 million, respectively.

o. Contingencies

We accrue for costs associated with certain contingencies, including, but not limited to, settlement of legal proceedings and regulatory compliance matters, when such costs are probable and reasonably estimable. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved.

p. Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires the recognition of deferred income tax assets and liabilities based upon the income tax consequences of temporary differences between financial reporting and income tax reporting by applying enacted statutory income tax rates applicable to future years to differences between the financial statement carrying amounts and the income tax basis of existing assets and liabilities. SFAS 109 also requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred income tax asset will not be realized.

q. Derivative Financial Instruments

We use derivative financial instruments from time to time principally to manage the risk of interest rate fluctuations and account for our derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivatives and Hedging Activities, as amended. All derivative financial instruments are recognized on our consolidated balance sheet at fair value. Changes in the fair value of derivative financial instruments are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. Gains or losses on derivative financial instruments reported in other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings in the current period. As of December 31, 2006, the fair value of our derivative instruments is not significant.

r. Deferred Rent Obligations

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

We record tenant improvement allowances as a leasehold improvement asset and deferred rent obligation on our consolidated balance sheet and a capital expenditure and cash inflow from operating activities in our consolidated statement of cash flows.

s. Share-Based Compensation

On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised), Share-Based Payment (“SFAS 123R”). SFAS 123R, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and replaces our previous accounting for share-based awards under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”) for periods beginning in 2006. SFAS 123R requires that all share-based payments to employees and non-employee directors, including grants of stock options, shares of nonvested stock, and the compensatory elements of employee stock purchase plans, be recognized in the financial statements based on the estimated fair value of the equity or liability instruments issued.

We previously accounted for share-based compensation using the intrinsic value method defined in Opinion 25.

See Note 16 “Share-Based Compensation” of these notes to our consolidated financial statements for further discussion of our share-based compensation plans, the nature of share-based awards issued under the plans, our adoption of SFAS 123R, and our accounting for share-based awards.

t. Foreign Currency Translation

For the years ended December 31, 2006, 2005, and 2004, revenues and expenses related to our foreign-based subsidiaries have been translated into U.S. dollars using average exchange rates during the reporting period, with translation gains or losses included in net income. The assets and liabilities of these subsidiaries have been translated into U.S. dollars using the year-end exchange rate, with gains and losses resulting from such translation included in accumulated other comprehensive income. The functional currency of each of our foreign subsidiaries is its local currency.

u. Educational Services and Facilities Expense

Educational services and facilities expense includes costs directly attributable to the educational activity of our schools, including, among others, salaries and benefits of faculty, academic administrators, and student support personnel, rents on school leases, distance learning costs, certain costs of establishing and maintaining computer laboratories, costs of student housing, owned and leased facility costs, royalty fees paid to Le Cordon Bleu Limited, and certain student financing costs. Also, included in educational services and facilities expenses are costs of other goods and services provided by our schools, including costs of textbooks, laptop computers, dormitory services, restaurant services, contract training, cafeteria services, rental services, and print-room services. Costs of such other goods and services for continuing operations, included in educational services and facilities expense in our consolidated statements of income, were approximately $83.5 million, $88.6 million, and $82.9 million for the years ended December 31, 2006, 2005, and 2004, respectively. Costs of such other goods and services for discontinued operations, included in the loss from discontinued operations in our consolidated statements of income were approximately $8.7 million, $10.8 million, and $13.4 million for the years ended December 31, 2006, 2005, and 2004, respectively.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

v. Recourse Loan Fees

Under our risk sharing agreement with Sallie Mae, we are required to deposit 20% of all loans funded pursuant to such agreement into a Sallie Mae reserve account. The amount of our purchase obligation may not exceed this 20% deposit. We record such amounts as a deposit in long-term assets on our consolidated balance sheet. Amounts on deposit may ultimately be utilized to purchase loans in default, in which case recoverability of such amounts would be in question. Therefore, we establish a 100% reserve for amounts on deposit through the use of a deposit contra-account. We believe that costs associated with our Sallie Mae recourse loan programs are directly attributable to the educational activity of our schools and the support of our students. Therefore, such costs are classified as educational services and facilities expense in our consolidated statement of income. Costs are recognized on a straight-line basis over the course of the instructional term for which the underlying loan is granted as the related revenues are earned. Upon purchasing Sallie Mae loans in default, we transfer an amount equal to the total balance of the loans purchased from the deposit account to a long-term recourse loan receivable account and transfer an offsetting amount from the deposit contra-account to a long-term recourse loan receivable contra-account, such that the net book value of the purchased loans is generally zero.

Under an amendment to our risk sharing agreement with Sallie Mae, effective March 1, 2007, we will pay Sallie Mae a discount fee equal to 25% of all recourse loans funded under the agreement after March 1, 2007. Pursuant to the amendment, we will no longer be required to deposit a portion of loans funded under the agreement into a Sallie Mae reserve account. In addition, we will no longer be required to repurchase any defaulted loans funded under the agreement after March 1, 2007. The discount fees will be classified as a reduction of the related tuition revenue in our consolidated statement of income and recognized on a straight-line basis over the course of the instructional term for which the underlying loan was granted as the related revenues are earned.

Under our purchase agreement with Stillwater National Bank and Trust Company (“Stillwater”), we are required to deposit 50% of all loans funded into a Stillwater reserve account. We are ultimately obligated to purchase 100% of the loans offered for sale by Stillwater. Amounts held in reserve with Stillwater will be used to finance 50% of the principal balance of any loans that we are required to purchase pursuant to the agreement. We record such amounts as a deposit in long-term assets on our consolidated balance sheet. Based on our collections experience, we establish a 100% reserve against Stillwater funds on deposit. Due to the high level of uncollectible amounts expected under the Stillwater agreement, the associated costs are classified as a reduction of the related tuition revenue in our consolidated statement of income. Costs are recognized on a straight-line basis over the course of the instructional term for which the underlying loan was granted as the related revenues are earned. Upon purchasing Stillwater loans in default, we record the total balance of the loans as a long-term recourse loan receivable and transfer the reserve for recourse loans withheld by the lender, totaling approximately 50% of the related principal balance, from the deposit contra-account to the long-term loan receivable contra-account, such that the net book value of the purchased loans is approximately 50% of the related principal balance. Based on our collection experience, we believe that the 50% reserve is reasonable to provide for Stillwater loans that have been purchased or that may be purchased and that may be ultimately uncollectible. We evaluate the collectibility of our Stillwater loan receivables on a periodic basis and may adjust our reserve estimates in future periods based on collections experience.

On January 29, 2007, we terminated our purchase agreement with Stillwater.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

See Note 10 “Recourse Loan Agreements” of these notes to our consolidated financial statements for further discussion of our recourse loan agreements.

w. Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for continuing operations, which are included in general and administrative expenses in our consolidated statements of income, were approximately $244.5 million, $213.1 million, and $164.7 million, for the years ended December 31, 2006, 2005, and 2004, respectively. Advertising costs for discontinued operations, which are included in loss from discontinued operations in our consolidated statements of income, were approximately $26.9 million, $31.5 million, and $34.8 million for the years ended December 31, 2006, 2005, and 2004, respectively.

x. Weighted Average Common Shares

The weighted average number of common shares used to compute basic and diluted net income per share for the years ended December 31, 2006, 2005, and 2004, were as follows:

	For the Year Ended December 31,
	2006	2005	2004
Basic common shares outstanding	96,190	100,974	101,629
Common stock equivalents	1,875	2,409	3,375
Diluted common shares outstanding	98,065	103,383	105,004

During the years ended December 31, 2006, 2005, and 2004, we issued 3.5 million, 0.8 million, and 2.3 million shares, respectively, of our common stock upon the exercise of employee stock options and the purchase of common stock pursuant to our employee stock purchase plan.

Included in stock options outstanding are stock options to purchase 4.4 million, 1.4 million, and 1.4 million shares of our common stock as of December 31, 2006, 2005, and 2004, respectively, that were not included in the computation of diluted net income per share because the stock options’ exercise prices were greater than the annual average market price of our common stock and, therefore, the effect of the inclusion of such stock options would have been anti-dilutive.

3.                 RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 31, 2006. We are currently in the process of assessing the impact of FIN 48 but do not believe that our adoption of the standard will have a material impact on our consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements of fair value measurements. SFAS 157 is applicable to other accounting pronouncements that require or permit fair value measurement and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2006. We are currently in the process of assessing the impact of SFAS 157 but do not believe that our adoption of the standard will have a material impact on our consolidated financial statements.

4.                 DISCONTINUED OPERATIONS

Schools and Campuses Held For Sale as of December 31, 2006

In November 2006, our Board of Directors approved a plan (the “Sale Plan”) to sell 13 of our schools and campuses, including the nine campuses that comprise the Gibbs division; McIntosh College; the two campuses of Brooks College; and Lehigh Valley College (the “Sale Group”). We will continue to operate and invest in the schools and campuses within the Sale Group until the schools and campuses are sold. Continuing investment activities will include the strengthening of educational programming and services offered to the students at each school and campus and the support of local faculty and staff. Each of the schools and campuses within the Sale Group is available for immediate sale in its present condition, and we expect to complete the sale of the campuses and schools in 2007.  We expect to have no significant continuing involvement with the entities after they have been sold. Historically, the Gibbs division campuses have been included in the Gibbs segment, and the campuses of McIntosh College, Brooks College, and Lehigh Valley College have been included in the Colleges segment.

We believe that the schools and campuses within the Sale Group meet the criteria necessary for such entities to qualify as assets held for sale under the specific provision of SFAS 144. Accordingly, the results of operations of the schools and campuses within the Sale Group are reflected as discontinued operations in our consolidated statements of income for all periods presented. Additionally, in accordance with SFAS 144, as we expect to complete the Sale Plan within a year, assets and liabilities of the schools and campuses within the Sale Group are reflected as current assets held for sale and current liabilities held for sale on our consolidated balance sheet as of December 31, 2006.

Under SFAS 144, the net assets of assets held for sale are required to be recorded on the balance sheet at estimated fair value, less costs to sell. Accordingly, during the fourth quarter of 2006, we recorded a charge of approximately $9.8 million, net of income tax benefit of $5.2 million, to reduce the carrying value of the net assets of our schools and campuses held for sale to estimated fair value, less costs to sell, as of December 31, 2006. The charge is reflected as a component of loss from discontinued operations on our consolidated statement of income for the year ended December 31, 2006.

International Academy of Design and Technology Montreal

During the first quarter of 2005, we began to pursue the divestiture of the International Academy of Design and Technology Montreal (“IADT - Montreal”), which had begun teach-out activities in January 2005. On March 16, 2005, we sold our ownership interest in IADT - Montreal to a third party. As a result of that transaction, we recorded a loss from discontinued operations of $5.1 million, which represented the difference between the net proceeds received and the book value of the net assets sold.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

The loss includes an approximate $2.9 million charge related to the write-off of goodwill attributable to IADT - Montreal.  The $5.1 million loss is not deductible for income tax reporting purposes.

International Academy of Design and Technology Ottawa

During the first quarter of 2005, we completed all teach-out activities at the International Academy of Design and Technology Ottawa (“IADT - Ottawa”). As a result, we recorded a discontinued operations charge of approximately $1.0 million.  Included in this charge was a write-off of goodwill attributable to IADT—Ottawa in the amount of $0.6 million. The $1.0 million charge is not deductible for income tax reporting purposes.

Results of Discontinued Operations

Combined summary results of operations for the Sale Group, IADT Montreal, and IADT Ottawa, which are reflected as discontinued operations in our consolidated statements of income for the years ended December 31, 2006, 2005, and 2004, are as follows:

	For the Year Ended December 31,
Sale Group	2006	2005	2004
	(In thousands)
Revenue	$163,177	$206,057	$255,990
Income (loss) before income tax, including estimated loss on disposal	(73,596)	(16,783)	583
Income tax expense (benefit)	(25,413)	(6,270)	229
Income (loss) from discontinued Sale Group	(48,183)	(10,513)	354
Loss from disposal of IADT Montreal and IADT Ottawa		(6,058)
Total net income (loss) from discontinued operations	$(48,183)	$(16,571)	$354

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

Assets and Liabilities Held for Sale

Assets and liabilities classified as held for sale on our consolidated balance sheets as of December 31, 2006 and 2005, include the following:

	December 31,
	2006	2005
	(In thousands)
Assets:
Cash and cash equivalents	$1,758	$3,033
Receivables	5,595	8,773
Prepaid expenses	3,050	3,122
Inventories	326	688
Deferred income tax assets	7,622	4,813
Other current assets	857	1,261
Total current assets	$19,208	$21,690
Property and equipment, net	38,269	61,809
Goodwill	145	10,535
Intangible asset, net	—	2
Deferred income tax assets - long term	7,338	—
Other assets	4,211	7,463
Total assets	$69,171	$101,499
Liabilities:
Accounts payable	$2,216	$2,946
Accrued payroll and related benefits	1,082	896
Accrued other	15,481	9,012
Deferred tuition revenue	6,492	7,389
Total current liabilities	$25,271	$20,243
Deferred rent obligations	8,431	6,552
Deferred income tax liabilities	—	4,121
Total liabilities	$33,702	$30,916

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

5.                 CASH AND CASH EQUIVALENTS AND INVESTMENTS

Cash and cash equivalents and investments consist of the following as of December 31, 2006 and 2005 (in thousands):

	December 31, 2006
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$49,164	$—	$—	$49,164
Money market funds	120,934	—	—	120,934
Commercial paper	17,958	2	—	17,960
Total cash and cash equivalents	188,056	2	—	188,058
Investments (available-for-sale):
Auction rate municipal bonds	249,007	2	(1)	249,008
Asset-backed securities	8,203	—	(2)	8,201
Mortgage-backed securities	2,566	—	(9)	2,557
Total investments	259,776	2	(12)	259,766
Total cash and cash equivalents and investments	$447,832	$4	$(12)	$447,824

	December 31, 2005
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$61,334	$—	$—	$61,334
Money market funds	44,514	—	—	44,514
Commercial paper	23,427	1	—	23,428
Total cash and cash equivalents	129,275	1	—	129,276
Investments (available-for-sale):
Auction rate municipal bonds	239,003	—	(3)	239,000
Asset-backed securities	30,444	85	(41)	30,488
Mortgage-backed securities	2,619	—	(14)	2,605
Total investments	272,066	85	(58)	272,093
Total cash and cash equivalents and investments	$401,341	$86	$(58)	$401,369

Investments in auction rate municipal bonds generally have stated terms to maturity of greater than one year. However, we classify investments in auction rate municipal bonds as current on our consolidated balance sheet because we are generally able to divest our holdings at auction 30 days from our purchase date.

As of December 31, 2006, all unrealized losses in the above tables relate to cash equivalents and available-for-sale investments that have been in a continuous unrealized loss position for less than one year. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been less than cost basis, the financial condition of the investee, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

recovery in fair value. The declines in the fair value of the above investments are considered temporary in nature and, accordingly, we do not believe these investments are impaired as of December 31, 2006.

A schedule of available-for-sale investments segregated by their original stated terms to maturity as of December 31, 2006 and 2005, are as follows:

	Less than one year	One to five years	Six to ten years	Greater than ten years	Total
Original stated term to maturity of available-for-sale- investments as of December 31, 2006	$10,727	$1,327	$9,174	$238,538	$259,766
Original stated term to maturity of available-fo-sale-investments as of December 31, 2005	$6,020	$39,511	$5,457	$221,105	$272,093

Although the stated terms to maturity of certain of our available-for-sale investments are greater than one year, all of our available-for-sale investments are classified as current assets on our consolidated balance sheets as the investments are readily marketable and available for use in our current operations.

Realized gains or losses resulting from sales of investments during the years ended December 31, 2006, 2005, and 2004, were not significant.

6.                 CHANGE IN ALLOWANCE FOR DOUBTFUL ACCOUNTS ESTIMATE

As previously disclosed, effective December 31, 2004, we increased our estimate of our allowance for doubtful accounts with respect to student receivables. We periodically evaluate our student receivables balances and establish an allowance for doubtful accounts based on estimates and assumptions, which we review and modify based on emerging information. Using improved analytical tools, we analyzed our student receivables collection rates, together with changes in financial aid funding sources, and determined that we should increase our estimate for our allowance for doubtful accounts and also modify our estimation methodology. Among other things, our analysis reflected a correlation between student funding sources and the ultimate collectibility of accounts due from our in-school student population. Based on the results of our analysis, we determined that it would be appropriate to utilize an allowance estimation methodology that separates our student receivables due from in-school students into groups according to each student’s primary funding source. In addition, we modified our allowance methodology for out-of-school student receivables to segregate such receivables into two categories—receivables due from students who completed their programs of study and receivables due from students who did not.

Our revised allowance estimation methodology has been applied to our financial statements as of and for the years ended December 31, 2006 and 2005. The change in our estimate of our allowance for doubtful accounts resulted in additional bad debt expense recorded during the fourth quarter of 2004 of approximately $12.2 million.

7.                 SALE OF STUDENT RECEIVABLES

In March 2005, we entered into an agreement to sell a portion of our student receivables on a non-recourse basis to a third-party finance company. We did not retain any interests in, nor do we service, the

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

receivables that we sold. All receivables sold had been written-off or were fully reserved for as of the date of the sale. Proceeds received from the sale of the receivables amounted to $1.2 million and were recorded as a reduction of bad debt expense for the year ended December 31, 2005.

8.                 PROPERTY AND EQUIPMENT

The estimated cost basis and useful lives of property and equipment for continued operations as of December 31, 2006 and 2005, are as follows:

	December 31,
	2006	2005	Life
	(In thousands)
Land	$5,202	$6,866
Building and Improvements	34,459	29,447	15-35 years
Computer hardware and software	42,323	38,732	3 years
Courseware	29,608	29,581	5-12 years
Classroom equipment and other instructional materials	54,029	48,553	5-10 years
Furniture, fixtures, and equipment	175,147	145,092	7 years
Leasehold improvements	275,067	245,368	Life of lease
Vehicles	621	405	5 years
	616,456	544,044
Less-Accumulated depreciation	(267,042)	(194,709)
	$349,414	$349,335

Depreciation expense for continuing operations for the years ended December 31, 2006, 2005, and 2004, was $74.8 million, $65.6 million, and $45.6 million, respectively. Depreciation expense for discontinued operations, included in loss from discontinued operations, was $11.0 million, $12.6 million, and $10.8 million for the years ended December 31, 2006, 2005, 2004, respectively.

From time to time, we enter into agreements that commit us to certain minimum capital expenditures. As of December 31, 2006, such commitments were not significant.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

9.                 GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for continuing operations during the years ended December 31, 2006 and 2005, are as follows (in thousands):

			Culinary	Health
	Academy	Colleges	Arts	Education	International	University
	segment	segment	segment	segment	Segment	segment	Total
Goodwill balance as of December 31, 2004	$17,641	$27,883	$75,148	$216,035	$14,087	$87,566	$438,360
Write-off of goodwill for discontinued operations-
IADT Montreal and IADT Ottawa	(3,567)	—	—	—	—	—	(3,567)
Effect of foreign currency exchange rate changes	—	—	—	—	(1,744)	—	(1,744)
Goodwill balance as of December 31, 2005	$14,074	$27,883	$75,148	$216,035	$12,343	$87,566	$433,049
Goodwill impairment charge	—	—	—	(84,975)	—	—	(84,975)
Effect of foreign currency exchange rate changes	(10)	—	—	—	1,639	—	1,629
Goodwill balance as of December 31, 2006	$14,064	$27,883	$75,148	$131,060	$13,982	$87,566	$349,703

The table presented above does not include 2006 activity related to the goodwill balance of our discontinued Gibbs reporting unit. As previously reported, during the first quarter of 2006, we recorded a goodwill impairment charge of $10.4 million, pretax, to reduce the carrying value of our Gibbs reporting unit goodwill to zero as of March 31, 2006. This charge is reflected in loss from discontinued operations in our consolidated statement of income for the year ended December 31, 2006.

On the first day of January of each year, our goodwill balances are reviewed for impairment through the application of a fair-value-based test. The results of the test as of January 1, 2006, indicated no goodwill impairment, as, for all reporting units, which we define as our school operating divisions, our estimate of reporting unit fair value exceeded the carrying value of the reporting unit. Our estimate of fair value for each of our reporting units was based primarily on projected future operating results and cash flows and other assumptions. Although we believe our projections and resulting estimates of fair value are reasonable, historically, our projections have not always been achieved. For our Health Education reporting units, estimated fair value exceeded carrying value by a relatively small margin as of January 1, 2006. We subsequently retested our Health Education reporting unit for impairment as of May 31, 2006, and the results of such test indicated that the value of goodwill attributable to such reporting unit had been impaired.

Health Education Reporting Unit

Our Health Education reporting unit revenue and income from operations increased during the six months ended June 30, 2006, relative to revenue and loss from operations during the six months ended June 30, 2005. Additionally, our Health Education reporting unit achieved projected operating results and

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

cash flow targets during the three months ended March 31, 2006. However, our Health Education reporting unit did not achieve projected student enrollment, operating result, and cash flow targets during the second quarter of 2006, and, accordingly, we concluded that the reporting unit would be unable to achieve full-year 2006 projected operating result and cash flow targets. Our Health Education reporting unit’s inability to achieve projected 2006 operating results and cash flows was primarily attributable to weak student population and start volume at certain of its reporting unit schools during the second quarter of 2006, relative to projected student population and start volume during the second quarter of 2006.

In consideration of our Health Education reporting unit’s operating results during the second quarter of 2006 relative to projections and the small margin between the reporting unit’s carrying value and estimated fair value as of January 1, 2006, we retested the reporting unit’s goodwill balance for impairment as of May 31, 2006. The preliminary results of the test as of May 31, 2006, indicated that the value of goodwill attributable to our Health Education reporting unit of approximately $216.0 million had been impaired, as our estimate of the reporting unit’s fair value was less than the carrying value of the reporting unit. Thus, we recorded an estimated goodwill impairment charge during the second quarter of 2006 of $85.0 million, pretax, approximately $6.5 million of which we believe will be deductible for income tax reporting purposes.

During the third quarter of 2006, we finalized our test of the Health Education reporting unit’s goodwill balance, which included the valuation of tangible and intangible assets attributable to the reporting unit. Completion of the test of the reporting unit’s goodwill balance did not result in a change to the $85.0 million, pretax, goodwill impairment charge recognized during the second quarter of 2006. However, as part of our overall test of the Health Education reporting unit’s goodwill balance, we were required to estimate the fair value of the reporting unit’s identifiable intangible assets, including trade names and accreditation, licensing, and Title IV Program participation rights. Upon finalizing our test of the Health Education reporting unit’s goodwill balance during the third quarter of 2006, we recorded an impairment charge of approximately $0.8 million, pretax, attributable to the identifiable intangible assets of our Health Education reporting unit, as the fair value of the identifiable intangible assets were less than the carrying value of the identifiable intangible assets as of May 31, 2006.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

As of December 31, 2006 and 2005, the cost basis, accumulated amortization and net book value of intangible assets are as follows:

	December 31, 2006			December 31, 2005
			Net			Net
		Accumulated	Book		Accumulated	Book
	Cost	Amortization	Value	Cost	Amortization	Value
	(In thousands)			(In thousands)
Amortizable intangible assets:
Covenants not-to-compete	$8,269	$(8,240)	$29	$8,225	$(8,187)	$38
Licensing agreements	3,000	(2,329)	671	3,000	(2,010)	990
Trade names	1,622	(564)	1,058	1,620	(456)	1,164
Other	961	(920)	41	961	(907)	54
Amortizable intangible assets, net	$13,852	$(12,053)	$1,799	$13,806	$(11,560)	$2,246
Non-amortizable intangible assets:
Accreditation, licensing, and
Title IV Program Participation rights			10,213			11,120
Trade names			21,972			21,918
			32,185			33,038
Intangible assets, net			$33,984			$35,284

Amortizable intangible assets are amortized on a straight-line basis over their estimated remaining useful lives, which range from one year to 11 years. Also, as of December 31, 2006, net intangible assets includes accreditation, licensing, and Title IV Program participation rights and trade names that are considered to have indefinite useful lives and, in accordance with SFAS 142, are not subject to amortization but rather reviewed for impairment on at least an annual basis by applying a fair-value-based test.

Amortization expense from continuing operations was $0.6 million, $0.5 million, and $1.1 million, for the years ended December 31, 2006, 2005, and 2004, respectively. Amortization expense from discontinued operations, included in the loss from discontinued operations, was not significant during any of the years ended December 31, 2006, 2005, and 2004, respectively. As of December 31, 2006, estimated future amortization expense for continuing operations is as follows (in thousands):

2007	$468
2008	439
2009	154
2010	113
2011	108
2012 and thereafter	517
Total	$1,799

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

10.          RECOURSE LOAN AGREEMENTS

We have entered into agreements with Sallie Mae and Stillwater to provide private recourse loans to qualifying students.

Sallie Mae.   Our original recourse loan agreement with Sallie Mae was effective from July 1, 2002, to February 28, 2006. We entered into a new risk sharing agreement with Sallie Mae effective March 1, 2006, which has an expiration date of June 30, 2009. Under both our original and new recourse loan agreements with Sallie Mae, we are required to deposit 20% of all recourse loans funded under the agreement into a Sallie Mae reserve account.

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

In October 2006, we negotiated an amendment to our risk sharing agreement that reduced the minimum credit score required for our students to qualify for non-recourse loan under Sallie Mae’s non-recourse loan program. The amendment also reduced loan fees and interest rates charged to our students for both non-recourse and recourse loans funded by Sallie Mae. Under the amendment, we will pay Sallie Mae a discount fee equal to 25% of all recourse loans funded under the agreement after March 1, 2007. Pursuant to the amendment, we will no longer be required to deposit a portion of loans funded under the

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

agreement into a Sallie Mae reserve account. In addition, we will no longer be required to repurchase any loans funded under the agreement after March 1, 2007.

Stillwater.   The private student loans subject to the Stillwater purchase agreement are made by Stillwater to students at our schools if (1) the student demonstrates a specified minimum credit score, which is less than the minimum credit score required pursuant to our risk sharing agreement with Sallie Mae (2) any bankruptcy proceeding involving the student has been discharged for at least 18 months, and (3) the student is not in default or delinquent with respect to any prior student loan. The loans are serviced by Sallie Mae. Under the terms of the purchase agreement, Stillwater retains 50% of the loan amounts disbursed and deposits this amount into a reserve account. Under the terms of the purchase agreement, Stillwater has an option, but not an obligation, to sell to us 100% of these private student loans on a monthly basis. We are required to purchase all private student loans offered for sale by Stillwater for a price equal to the current principal balance plus accrued interest. To date, we have purchased all private student loans offered for sale by Stillwater. Upon purchase of private student loans from Stillwater, we receive all funds that were placed into the reserve account with respect to the specific loans purchased.

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

On January 29, 2007, we provided Stillwater with a 90-day notice to terminate our purchase agreement. Our purchase agreement will terminate on April 29, 2007. We are still obligated to purchase any loans that are made by Stillwater prior to this termination date when offered by Stillwater for sale.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

The following table reflects selected information with respect to each of our recourse loan agreements, including cumulative loan disbursements and purchase activity under the agreements from inception through December 31, 2006 (in millions, except for cumulative loan limits per student):

Lender	Agreement Effective Date	Disbursed Loan Limit		Cumulative Loan Limit Per Student (5)	Loans Disbursed		Loans Purchased	Loans We May be Required to Purchase
Sallie Mae	July 2002 to June 2009(1)	$180.0	(3)	$12,000 to $29,000	$124.4	(3)	$24.6	$0.3
Stillwater	December 2003 to April 2007(2)	$20.0	(4)	$7,500 to $13,500	$24.6		$28.8	$1.2

(1)          Our original recourse loan agreement with Sallie Mae was effective from July 1, 2002 to February 28, 2006. We have entered into a new recourse loan agreement effective March 1, 2006, that has an expiration date of June 30, 2009.

(2)          The Stillwater purchase agreement commenced in December 2003 and had no stated termination date. We have provided notice to terminate this agreement effective April 29, 2007.

(3)          Prior to the new agreement effective March 1, 2006, the Sallie Mae agreement had no stated limit for the amount of loans disbursed under the agreement. Loans funded prior to March 1, 2006, were subject to this previous agreement. Under the new agreement, the total amount of loans that may be funded may not exceed $180.0 million through June 30, 2008, with annual funding limits of $20.0 million for the period March 1, 2006, to June 30, 2006, $80.0 million for the period July 1, 2006, to June 30, 2007, and $80.0 million for the period July 1, 2007, to June 30, 2008. There is currently no stated loan funding limit for the period of July 1, 2008, to June 30, 2009. Instead, any funding limit must be negotiated by both parties prior to July 1, 2008.

(4)          Under the Stillwater purchase agreement, the total amount of loans held by Stillwater under the agreement at any time cannot exceed $20.0 million.

(5)          Loan limit per student generally represents the maximum loan amount available to an individual student during his or her complete academic program at one of our schools. Loan limits vary based on the length of the student’s academic program.

Costs associated with our recourse loan agreements for continuing operations as of and for the years ended December 31, 2006, 2005, and 2004, are set forth below (in thousands). As discussed above, costs incurred in connection with our Sallie Mae agreements are classified as a component of educational services and facilities expense in our consolidated statement of income, and costs incurred in connection with our Stillwater agreement are classified as a reduction of tuition and registration fee revenue in our consolidated statement of income.

	Year ended December 31,
	2006	2005	2004
Sallie Mae	$6,043	$6,223	$3,966
Stillwater	$2,202	$4,672	$1,885

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

Costs associated with our recourse loan agreements for discontinued operations, included as a component of loss from discontinued operations for the years ended December 31, 2006, 2005, and 2004, are set forth below (in thousands).

	Year ended December 31,
	2006	2005	2004
Sallie Mae	$2,015	$2,508	$2,301
Stillwater	$656	$1,255	$1,605

Outstanding recourse loan deposit, contra-deposit, loan receivable, and contra-loan receivable balances for continuing operations and discontinued operations as of December 31, 2006 and 2005, are set forth below (in thousands).

	Deposits	Contra-Deposits	Net Book Value
Sallie Mae
As of December 31, 2006	$764	$143	$621
As of December 31, 2005	$6,893	$6,702	$191
Stillwater
As of December 31, 2006	$702	$702	$—
As of December 31, 2005	$3,072	$2,721	$351

	Loan Receivable	Allowance For Uncollectible Loans	Net Book Value
Sallie Mae
As of December 31, 2006	$24,266	$24,266	$—
As of December 31, 2005	$9,583	$9,583	$—
Stillwater
As of December 31, 2006	$24,870	$15,353	$9,517
As of December 31, 2005	$17,747	$11,181	$6,566

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

11.          DEBT AND CREDIT AGREEMENTS

Our outstanding debt balances from continuing operations as of December 31, 2006 and 2005, consist of the following:

	December 31,
	2006	2005
	(In thousands)
Revolving loans under credit agreements
U.S. Credit Agreement	11,485	13,623
Canadian Credit Agreement (in U.S. dollars)	—	—
Equipment under capital leases, secured by related equipment discounted at a weighted average annual interest rate of 6.95% and 6.80%, respectively as of December 31, 2006 and 2005	3,376	3,341
Other	—	21
	14,861	16,985
Less—Current portion	(12,098)	(627)
	2,763	16,358

As of December 31, 2006, future annual principal payments of our outstanding debt obligations for continuing operations are as follows (in thousands):

2007	$12,098
2008	1,043
2009	332
2010	353
2011	376
2012 and beyond	659
Total	$14,861

Selected details of our credit agreements as of and for the years ended December 31, 2006 and 2005, were as follows:

	December 31,
	2006	2005
U.S. Credit Agreement:
Credit availability	$172,405	$168,669
Outstanding letters of credit	$16,110	$17,708
Availability for additional letters of credit	$83,890	$82,292
Average daily revolving credit borrowings for the year ended	$12,499	$14,544
Weighted average annual interest rate(1)	3.75%	2.89%
Commitment fee rate(2)	0.20%	0.20%
Letter of credit fee rate(3)	0.75%	0.75%

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

Canadian Credit Agreement
Credit availability U.S. Dollars	$2,500	$10,000
Average daily revolving credit borrowings for the year ended U.S. Dollars	$—	$769
Weighted average annual interest rate	0.00%	3.56%
Commitment fee rate(2)	0.20%	0.20%

(1)          The weighted average annual interest rate for our U.S. Credit Agreement includes the impact on interest expense of our interest rate swap agreement, which expired in March of 2006 as discussed further below.

(2)          The commitment fee rate represents the annual rate charged on the unused portion of our revolving line of credit.

(3)          The letter of credit fee rate represents the annual rate charged on outstanding letters of credit.

On December 19, 2002, we entered into an unsecured credit agreement (the “U.S. Credit Agreement”) with a syndicate of financial institutions, represented by, among others, an administrative agent. Under our U.S. Credit Agreement, we may borrow up to the U.S. dollar equivalent of $200.0 million in U.S. dollars and various foreign currencies under a revolving credit facility and obtain up to the U.S. dollar equivalent of $100.0 million in standby letters of credit in U.S. dollars and various foreign currencies. Outstanding letters of credit reduce the availability of borrowings under the revolving credit facility. Subject to the satisfaction of certain conditions precedent under the U.S. Credit Agreement, we may prepay outstanding loans under the U.S. Credit Agreement at any time and without penalty. The stated maturity of our U.S. Credit Agreement is December 19, 2007, and we anticipate negotiating a new unsecured credit agreement before this stated maturity date.

Borrowings under the U.S. Credit Agreement bear interest at variable rates per annum that are tied to the prime rate and the Eurocurrency rate as follows:

(1)         the higher of (a) the U.S. administrative agent’s prime rate or (b) the federal funds rate plus 50 basis points, plus a specified number of basis points, ranging from zero to 50 (based on our consolidated leverage ratio), or

(2)         the British Bankers Association Interest Settlement Rate, plus a specified number of basis points, ranging from 75 to 150 (based upon our consolidated leverage ratio).

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

Our domestic subsidiaries have jointly and severally guaranteed repayment of our obligations under the U.S. Credit Agreement. Under the U.S. Credit Agreement, we are limited in our ability to take certain

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

actions, including, among others, consummating certain acquisitions or mergers, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring other debt in excess of specified amounts, prepaying other debt, and making certain investments. We are also required to satisfy certain financial covenants on a periodic basis, including the maintenance of a maximum consolidated leverage ratio of 1.75:1, a minimum fixed charge coverage ratio of 1.50:1, a minimum level of consolidated net worth, and a minimum annual consolidated ED financial responsibility composite score of 1.50. As of December 31, 2006, we are in compliance with the covenants of our U.S. Credit Agreement.

During the first quarter of 2003, we entered into an interest rate swap agreement to effectively fix at 2.88% the variable portion of the rate of interest payable by us on a certain portion of €13.5 million, borrowed during 2003 under our U.S. Credit Agreement to finance our acquisition of the INSEEC Group. The interest rate swap agreement expired on March 28, 2006. The impact of the interest rate swap agreement on our consolidated financial position, results of operations, and cash flows as of and during the years ended December 31, 2006, 2005, and 2004, was not significant.

On February 18, 2003, our Canadian subsidiary entered into an unsecured credit agreement (“Canadian Credit Agreement”) with a syndicate of financial institutions, represented by, among others, a Canadian administrative agent. Under our Canadian Credit Agreement, as amended, our Canadian subsidiary may borrow up to the U.S. dollar equivalent of 2.5 million in Canadian dollars under a revolving credit facility. Subject to the satisfaction of certain conditions precedent under the Canadian Credit Agreement, we may prepay outstanding loans under the Canadian Credit Agreement at any time and without penalty. The stated maturity of our Canadian Credit Agreement is December 19, 2007, and we anticipate negotiating a new unsecured credit agreement before this stated maturity date.

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

CEC has guaranteed repayment of our Canadian subsidiary’s obligations under the Canadian Credit Agreement. Under the Canadian Credit Agreement, our Canadian subsidiary’s is limited in its ability to take certain actions, including, among others, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring debt in excess of specified amounts, prepaying other debt, and making certain investments. As of December 31, 2006, our Canadian subsidiary was in compliance with the covenants of our Canadian Credit Agreement.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

12.          LEASES

We lease most of our administrative and educational facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2028. Lease terms generally range from five to ten years with one to two renewal options for extended terms. We are required to make additional payments under facility operating leases for taxes, insurance, and other operating expenses incurred during the operating lease period.

Certain of our leases contain rent escalation clauses and lease incentives, including rent abatements and tenant improvement allowances. Rent escalation clauses and lease incentives are considered by us in determining total rent expense to be recognized during the term of the lease, which begins on the date we take control of the leased space. Renewal options are considered by us in evaluating the overall term of the lease. Differences between periodic rent expense and periodic cash rental payments, caused primarily by the recognition of rent expense on a straight-line basis, and tenant improvement allowances due or received from lessors are recorded as deferred rent obligations on our consolidated balance sheet.

In addition, we have financed the acquisition of certain equipment through capital lease arrangements and have assumed capital lease obligations in connection with certain acquisitions. The current portion of our capital lease obligations for continuing operations is included within current maturities of long-term debt on our consolidated balance sheets, and the long-term portion of our capital lease obligations is included within long-term debt on our consolidated balance sheets. The cost basis and accumulated depreciation of assets recorded under capital leases for continuing operations, which are included in property and equipment, are as follows as of December 31, 2006 and 2005:

	December 31,
	2006	2005
	(In thousands)
Cost	$5,360	$5,667
Accumulated depreciation	(4,812)	(4,576)
Net book value	$548	$1,091

Depreciation expense for continuing operations recorded in connection with assets recorded under capital leases was $0.2 million, $0.5 million, and $0.4 million for the years ended December 31, 2006, 2005, and 2004, respectively. Depreciation expense for discontinued operations recorded in connection with assets recorded under capital leases was not significant for the years ended December 31, 2006, 2005, and 2004.

Rent expense, exclusive of related taxes, insurance, and maintenance costs, for continuing operations totaled approximately $111.0 million, $117.2 million, and $93.8 million for the years ended December 31, 2006, 2005, and 2004, respectively. Rent expense for discontinued operations, included in loss from discontinued operations, was approximately $32.5 million, $24.5 million, and $24.4 million for the years ended December 31, 2006, 2005, and 2004, respectively. Included in rent expense for discontinued operations for the year ended December 31, 2006 was a pretax charge of $8.4 million for the acceleration of rent expense for excess and unused leased space.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

As of December 31, 2006, future minimum lease payments under capital leases and operating leases for continuing operations are as follows (in thousands):

	Capital	Operating
	Leases	Leases	Total
2007	$770	$106,086	$106,866
2008	1,176	98,871	100,047
2009	432	92,269	92,701
2010	432	87,145	87,577
2011	432	83,176	83,608
2012 and thereafter	700	408,083	408,783
Total	$3,942	$875,630	$879,582
Less—Portion representing interest at a weighted average annual rate of 6.95%	(566)
Principal	3,376
Less—Current portion	(613)
	$2,763

As of December 31, 2006, future minimum lease payments under operating leases for discontinued operations are as follows (in thousands):

Operating
Leases
2007	$22,602
2008	23,129
2009	23,026
2010	21,791
2011	21,917
2012 and thereafter	117,296
Total	$229,761

Total minimum rental income to be received in the future under non-cancellable sublease agreements for our continuing operations and discontinued operations is not significant.

13.    COMMITMENTS AND CONTINGENCIES

Culinary Licensing Agreement

We have an agreement with Le Cordon Bleu Limited that gives us the exclusive right to use the Le Cordon Bleu trade name in the United States and Canada. Under this agreement, we pay Le Cordon Bleu Limited royalties based on eligible culinary revenues collected from students enrolled in Le Cordon Bleu culinary programs at our schools. Royalty expense during the years ended December 31, 2006, 2005, and 2004, was approximately $14.4 million, $15.0 million, and $13.8 million, respectively. The licensing agreement terminates on December 31, 2008, but can be renewed for two successive five-year terms if certain conditions are met.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

Effective August 30, 2002, the agreement was amended to reduce the royalty rate payable on eligible culinary revenues from eight percent to two percent for the period from September 1, 2002, to December 31, 2008. On August 30, 2002, as consideration for the reduction of the royalty rate, we paid Le Cordon Bleu Limited a one-time royalty fee of $40.0 million and issued to Le Cordon Bleu Limited an option to purchase 200,000 shares of our common stock. The option was immediately exercisable at an exercise price per share of $19.60 and expires on August 29, 2012. This one-time fee was recorded as a prepaid expense and is being amortized to royalty expense on a straight-line basis over the life of the amended agreement. Total amortization of this one-time fee included in the royalty expense totals above was $6.8 million for each of the years ended December 31, 2006, 2005, and 2004, respectively.

The fair value of the option of approximately $3.0 million was estimated on the date of the grant using the Black-Scholes-Merton option pricing model. The assumptions used to estimate the fair value of the option are as follows:

Dividend yield	—
Risk-free interest rate	4.0%
Volatility	50%
Contractual life (in years)	10

The total cash and equity consideration paid to Le Cordon Bleu Limited totaling approximately $43.0 million was recorded as a prepaid asset. The unamortized balance as of December 31, 2006, is approximately $14.3 million. The amount will be amortized to educational services and facilities expense in our consolidated statement of income on a straight-line basis over the remaining term of the licensing agreement.

Litigation

We are, or were, a party to the following pending legal proceedings that are outside the scope of ordinary routine litigation incidental to our business.

Employment Litigation

Vander Vennet, et al. v. American InterContinental University, Inc., et al.   As previously disclosed, on August 24, 2005, former admissions advisors of American InterContinental University (“AIU”) Online filed a lawsuit in the United States District Court for the Northern District of Illinois alleging that we, AIU Online, and the President of our University division, violated the Fair Labor Standards Act (“FLSA”), the Illinois Minimum Wage Law, and the Illinois Wage Payment and Collection Act by failing to pay the plaintiffs for all of the overtime hours they allegedly worked. Plaintiffs seek unspecified lost wages, liquidated damages, attorneys’ fees, and injunctive relief. The plaintiffs are also seeking certification as a class under the FLSA. On December 22, 2005, and April 7, 2006, the Court granted plaintiffs’ motions to send FLSA Notice, and plaintiffs’ counsel has distributed such notice to certain current and former admissions advisors. On April 7, 2006, the Court granted the plaintiffs’ motion to expand the class to include temporary admissions advisors. The deadline for potential plaintiffs to opt-in to this lawsuit was June 23, 2006. Less than 10 percent of the persons to whom notice of the suit was sent, including current and former admissions advisors, have joined the litigation. Defendants deny all of the material allegations

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

in the complaint and are vigorously defending the claims and opposing class certification. The parties are currently engaged in discovery.

Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of this matter. An unfavorable outcome could have a material adverse impact on our business, results of operations, cash flows, and financial position.

Securities Litigation

In re Career Education Corporation Securities Litigation.   As previously disclosed, In re Career Education Corporation Securities Litigation represents the consolidation into one suit of six purported class action lawsuits filed between December 9, 2003, and February 5, 2004, in the United States District Court for the Northern District of Illinois by and on behalf of certain purchasers of our common stock against us,  John M. Larson, a former officer of the Company, and Patrick K. Pesch, a current officer of the Company. The suits purportedly were brought on behalf of all persons who acquired shares of our common stock during specified class periods. The complaints allege that in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of our business and prospects during the putative class periods, causing the respective plaintiffs to purchase shares of our common stock at artificially inflated prices. The plaintiffs further claim that John M. Larson and Patrick K. Pesch are liable as control persons under Section 20(a) of the Exchange Act. The plaintiffs ask for unspecified amounts in damages, interest, and costs, as well as ancillary relief. Five of these lawsuits were found to be related to the first filed lawsuit, captioned Taubenfeld v. Career Education Corporation et al. (No. 03 CV 8884), and were reassigned to the same judge. On March 19, 2004, the Court ordered these six cases to be consolidated and appointed Thomas Schroeder as lead plaintiff. On April 6, 2004, the Court appointed the firm of Labaton Sucharow & Rudoff LLP, which represents Mr. Schroeder, as lead counsel. Subsequently, the Court issued an order changing the caption of this lawsuit to In re Career Education Corporation Securities Litigation.

On June 17, 2004, plaintiffs filed a consolidated amended complaint. On February 11, 2005, defendants’ motion to dismiss was granted, without prejudice. On April 1, 2005, plaintiffs filed a second amended complaint. On March 28, 2006, defendants’ motion to dismiss the second amended complaint was granted, without prejudice. On May 1, 2006, plaintiffs filed a third amended complaint. Defendants filed their motion to dismiss the third amended complaint on August 2, 2006, plaintiffs filed their response to defendants’ motion to dismiss the third amended complaint on October 18, 2006, and defendants’ filed their reply brief in support of the motion to dismiss on December 15, 2006.

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

complained of in the In re Career Education Corporation Securities Litigation matter described above. The plaintiffs ask for unspecified amounts in damages, interest, and costs, as well as ancillary relief.

On October 1, 2004, the court ordered the McSparran lawsuit to be consolidated with the derivative action captioned Ulrich v. John M. Larson, et al., which was filed in the United States District Court for the Northern District of Illinois on July 20, 2004, and names the same defendants and asserts the same claims as alleged in the McSparran lawsuit. On November 5, 2004, plaintiffs filed an amended consolidated complaint. On March 24, 2005, the Court stayed discovery pending resolution of defendants’ motion to dismiss. On January 27, 2006, the Court issued an order denying defendants’ motion to dismiss. On May 12, 2006, the Court granted defendants’ motion for reconsideration of the order denying their motion to dismiss, and dismissed the complaint. On June 8, 2006, plaintiffs filed an amended complaint. Defendants filed a motion to dismiss the amended complaint on August 25, 2006, plaintiffs filed their response to defendants’ motion to dismiss on October 13, 2006, and defendants filed their reply brief in support of the motion to dismiss on November 17, 2006.

As previously disclosed, on July 2, 2004, a derivative action captioned Xiao-Qiong Huang v. John M. Larson, et al., was filed in the Circuit Court of Cook County, Illinois, Chancery Division, on behalf of CEC, against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, Nick Fluge, and Jacob P. Gruver, and CEC as a nominal defendant. Each of the individual defendants is or was one of our officers and/or directors. The lawsuit alleges breach of fiduciary duty and misappropriation of confidential information for personal profit by the individual defendants and seeks contribution and indemnification on behalf of CEC. On February 17, 2005, plaintiffs filed an amended derivative complaint in this lawsuit, which the defendants moved to dismiss, or in the alternative, to stay the case in deference to the prior filed McSparran lawsuit on April 4, 2005. On September 12, 2005, the Court granted defendants’ motion to stay the action until further order of the Court.

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

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

On July 18, 2006, plaintiffs filed a consolidated derivative complaint under the caption In re Career Education Corporation Securities Litigation Derivative Litigation. The consolidated derivative complaint alleges claims that are generally similar to those alleged in the original Romero complaint, and seeks imposition of a constructive trust and disgorgement of profits, unspecified damages, and equitable relief and reimbursement of the plaintiffs’ costs and disbursement of the action. Defendants filed a motion to dismiss the consolidated derivative complaint on August 1, 2006, and a brief in support of that motion on September 25, 2006. Plaintiffs filed their response to the motion to dismiss on November 20, 2006, and defendants filed their reply brief in support of the motion to dismiss on January 8, 2007.

Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of these matters. An unfavorable outcome of any one or more of these matters could have a material adverse impact on our business, results of operations, cash flows, and financial position.

Special Committee Investigation

As previously disclosed, in June 2004, our Board of Directors formed a Special Committee to conduct an independent investigation of allegations of securities laws violations against us. These allegations were asserted in the In re Career Education Corporation Securities Litigation matter described above (the “Class Action”). In July 2004, the Special Committee retained the law firm of McDermott, Will & Emery LLP, which in turn retained the forensic accounting firm Navigant Consulting, Inc., to assist in the investigation. Among other things, the investigation reviewed the allegations related to our accounting practices and reported statistics relating to starts, student population, and placement.

As previously disclosed, the Special Committee did not find support for the claims that CEC or its senior management engaged in the securities laws violations alleged in the Class Action. The Special Committee did find wrongful conduct by individual employees of CEC but specifically found that the wrongful activity was not directed or orchestrated by our senior management.

The Special Committee conducted a further investigation of assertions related to the claims of securities laws violations made for the first time, and not previously examined, in the second and third amended complaints filed in the Class Action on April 1, 2005, and May 1, 2006, respectively. The Special Committee completed its investigation of these new assertions and concluded that it did not find support for them. In so doing, the Special Committee reaffirmed its prior conclusion that it did not find support for the claims that CEC or its senior management engaged in the securities laws violations alleged in the Class Action.

We have undertaken a number of steps to improve our internal controls in the areas of finance and compliance, including the further development and expansion of our compliance, legal, and internal audit infrastructure processes. The Special Committee recommended additional improvements relating to our

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

financial, compliance, and other controls. Our Board of Directors and senior management are continuing to evaluate the results and recommendations of the Special Committee. Our Board of Directors has requested that the Special Committee and its counsel remain in place and available, as needed.

Action against Former Owners of Western School of Health and Business Careers

As previously disclosed, on March 12, 2004, we filed a lawsuit in the U.S. District Court for the Western District of Pennsylvania against the former owners of Western School of Health and Business Careers (“Western.”). In the lawsuit, we allege that the former owners of Western made material misrepresentations of fact and breached certain representations and warranties regarding the accreditation and approval of several programs of study offered by Western and seek full indemnification for all resulting losses, costs, and damages, including attorneys’ fees. On July 12, 2004, we filed a similar complaint in the Court of Common Pleas of Allegheny County, Pennsylvania, and subsequently voluntarily dismissed the federal lawsuit. Subsequently, we amended our complaint to assert a claim for breach of contract against Western’s former accounting firm. Discovery is in progress.

The misrepresentations we allege in this matter came to light during a routine change of ownership review undertaken by the Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”), subsequent to our acquisition of Western. On March 4, 2004, ACCSCT notified us of discrepancies in accreditation and approval documents related to several academic programs. Immediately thereafter, Western suspended marketing, new enrollments, and disbursement of funds issued under Title IV Programs for all affected academic programs, and promptly applied for approval of all such programs. The diploma programs were approved in June 2004, and Western then resumed marketing, enrolling new students, and disbursement of Title IV Program aid to students in those programs. In July 2004, ACCSCT approved the degree programs effective upon Western’s satisfaction of certain stipulations. Western subsequently satisfied all stipulations, and resumed marketing, enrollment of new students, and disbursing of Title IV Program funds to students in those programs. We are working in close cooperation with the ED to resolve any remaining issues in a manner that will best serve the interest of Western’s students. As a result of this matter, we may be required to reimburse the ED for a portion of Title IV Program funds improperly disbursed in relation to the affected programs. The pending lawsuit seeks to recover any such funds from the former owners of Western and its former accounting firm. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of this matter.

Student Litigation

Laronda Sanders, et al. v. Ultrasound Technical Services, Inc. et al.   This action, filed on March 15, 2006, and currently pending in the United States District Court for the District of Maryland, Greenbelt Division, is brought by 15 former students of the Landover, Maryland campus of Sanford-Brown Institute (“SBI”), one of our schools, on behalf of themselves and a putative class, against us and Ultrasound Technical Services, Inc. (“UTS”), one of our subsidiaries. The complaint alleges that the defendants made fraudulent misrepresentations and violated the Maryland consumer fraud act by misrepresenting or failing to disclose, among other things, details regarding instructors’ experience or preparedness, availability of clinical externship assignments, and estimates for the dates upon which the plaintiffs would receive their certificates and be able to enter the work force. The complaint also alleges that defendants breached plaintiffs’ enrollment contract by failing to provide the promised instruction, training, externships, and placement services. Plaintiffs seek actual damages, punitive damages,

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

and costs. On September 18, 2006, the Court denied plaintiffs’ motion to remand the case to state court, and also granted defendants’ motion to dismiss the common law and statutory fraud counts of the complaint, with leave to amend. On October 17, 2006, plaintiffs filed an amended complaint, which defendants have again moved to dismiss. Plaintiffs also filed a motion for partial summary judgment, which defendants have opposed. On February 21, 2007 the Court denied defendants’ motion to dismiss the amended complaint and plaintiffs’ motion for partial summary judgment. Also, on February 21, 2007, the Court issued an order directing that discovery proceed in this case.

McCarten, et al. v. Allentown Business School, Ltd. t/a Lehigh Valley College.   As previously disclosed, on September 28, 2005, a complaint was filed against Allentown Business School, Ltd. (“Allentown”), one of our subsidiaries, in the Court of Common Pleas of Lehigh County, Pennsylvania. The complaint purports to be brought on behalf of all former students of Allentown, now known as Lehigh Valley College, who received allegedly “high interest private loans,” and alleges that Allentown violated Pennsylvania’s Unfair Trade Practices and Consumer Protection Law and engaged in intentional misrepresentation, negligent misrepresentation, and negligence in connection with the enrollment and student loan information and application processes. The complaint seeks compensatory and punitive damages in an unspecified amount. On December 12, 2005, the plaintiffs filed an amended complaint asserting the same claims as set forth in the initial compliant. On December 14, 2005, Allentown moved to compel arbitration. The motion was granted by Order dated November 13, 2006. In December 2006, the plaintiffs made a Motion for Reconsideration of the Order compelling arbitration. The Court denied the motion for reconsideration by Order dated December 27, 2006.

Bradley, et al. v. Sanford Brown-College, Inc., et al.   As previously disclosed, this action, filed on August 25, 2005, and currently pending in the United States District Court for the Western District of Missouri, is brought against us, two of our subsidiaries, Sanford-Brown College (“SBC”) and Colorado Technical University, Inc., and Whitman Education Group, Inc., by eight former students of the radiography program at our Sanford-Brown College (“SBC”) school in Kansas City, Missouri. The complaint alleges that the defendants made fraudulent misrepresentations and violated the Missouri Merchandising Practices Act by misrepresenting or failing to disclose, among other things, details regarding instructors’ experience or preparedness, estimates for starting salaries of program graduates, that the curriculum would prepare the students for the state board exams for radiography, that credit hours earned at SBC were transferable, that SBC reported false expense estimates and false class credits in applications for federal and state grant and loan programs, and that admissions representatives had sales quotas for enrolling new students. The complaint also alleges that the defendants breached enrollment contracts with the plaintiffs by failing to provide the promised instruction, training, and placement services. Plaintiffs seek actual damages, punitive damages, attorneys’ fees and costs, and other relief. On July 13, 2006, plaintiffs filed a second amended complaint, adding Marlin Acquisition Corp., and CTU Corporation, Inc., both subsidiaries of ours, as additional defendants. Our motions for summary judgment with respect to Colorado Technical University, Inc. and CTU Corporation, Inc. were granted.  On November 13, 2006, we filed a motion for summary judgment with respect to the claims of one of the plaintiffs, Darla Roberts, which motion the Court denied, on February 22, 2007. On January 12, 2007, we filed motions for summary judgment with respect to the claims of each of the other remaining plaintiffs. The Court has not yet ruled on these motions. Discovery has now closed, and we are in the process of preparing jury instructions, witness and exhibit lists, and other pretrial materials required by the Court in advance of the trial scheduled for May 7, 2007.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

Thurston, et al. v. Brooks College, Ltd., et al.   As previously disclosed, on March 21, 2005, a purported class action complaint was filed in the Superior Court for the State of California, County of Los Angeles, against Brooks College, one of our schools. The complaint was purportedly filed on behalf of all current and former attendees of Brooks College. The complaint alleges that Brooks College violated the California Business and Professions Code and Consumer Legal Remedies Act by allegedly misleading potential students regarding Brooks College’s admission criteria, transferability of credits, and retention and placement statistics, and by engaging in false and misleading advertising. Plaintiffs seek injunctive relief, restitution, unspecified punitive and exemplary damages, attorneys’ fees, interest, costs, and other relief. On June 24, 2005, the Court ruled that this action was related to the case captioned Outten, et al. vs. Career Education Corporation, et al., which is described below. Brooks College filed an answer to the complaint on May 31, 2006. The parties are engaged in pre-trial discovery. Plaintiffs have filed a motion for class certification, which we intend to oppose. Plaintiffs are seeking leave to amend their complaint to add Career Education Corporation as a defendant.

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

Plaintiffs’ operative Third Amended Complaint states causes of action for: (1) violations of the California Education Code; (2) violations of the Consumer Legal Remedies Act; (3) fraud; (4) false advertising in violation of California Business and Professions Code §§17500, et seq,; and (5) unfair competition in violation of California Business and Professions Code §§17200, et seq. The plaintiffs primarily allege that BIP violated the California Education Code, the California Consumer Legal Remedies Act, and California’s Unfair Competition Law by allegedly misleading potential students regarding BIP’s placement rates and by engaging in false and misleading advertising. The plaintiffs seek injunctive relief, disgorgement of profits, punitive damages, interest, and attorneys’ fees and costs. On October 11, 2006, the Court overruled the defendants’ demurrers and motion to strike a portion of the Third Amended Complaint.

Plaintiffs filed their motion for class certification on February 14, 2007. We are initiating discovery of the class representatives and intend to oppose the class certification motion.

Outten, et al. v. Career Education Corporation, et al.   As previously disclosed, a purported class action was filed in the Superior Court of the State of California, County of Los Angeles, against us and AIU, one of our schools. The operative complaint, which claims to have been brought on behalf of present and former students of AIU, alleges that AIU violated the California Unfair Competition Law (California Business and Professions Code), the California Consumer Legal Remedies Act, and the California Education Code, and engaged in common law consumer fraud by purportedly misleading potential students regarding AIU’s placement rates. The plaintiffs, on behalf of the putative class, seek injunctive relief, restitution, unspecified punitive and exemplary damages, attorneys’ fees and costs, interest, and other relief. On March 10, 2005, defendants filed an answer to the second amended complaint as well as a cross-complaint against one of the named plaintiffs for unpaid tuition. On June 24, 2005, the Court ruled that this action was related to another action captioned Thurston, et al. v. Brooks College, Ltd., et al., which

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

is described above. The parties are engaged in pre-trial and class-related discovery. A hearing on plaintiffs’ motion to certify a class is  scheduled for March 14, 2007.  No trial date has been set for this matter.

Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of these matters. An unfavorable outcome of any one or more of these matters could have a material adverse impact on our business, results of operations, cash flows, and financial position.

Other Litigation

In addition to the legal proceedings and other matters described above, we are also subject to a variety of other claims, suits, and investigations that arise from time to time in the ordinary conduct of our business, including, but not limited to, claims involving students or graduates and routine employment matters. While we currently believe that such claims, individually or in aggregate, will not have a material adverse impact on our financial position, cash flows, or results of operations, the litigation and other claims noted above are subject to inherent uncertainties, and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur in any one or more of these matters, there exists the possibility of a material adverse impact on our business, reputation, financial position, cash flows, and the results of operations for the period in which the effect becomes probable and reasonably estimable.

Federal, State, and Accrediting Body Regulatory Actions

Our schools are subject to extensive regulation by federal and state governmental agencies and accrediting bodies. See Note 20 “Regulation of the U.S. Post-secondary Education Industry” of these notes to our consolidated financial statements for a detailed discussion of such regulation.

On an ongoing basis, we evaluate the results of our internal compliance monitoring activities and those of applicable regulatory agencies, and, when appropriate, record liabilities to provide for the estimated costs of any necessary remediation.

The following is an update of selected recent regulatory and accreditation actions affecting us and certain of our schools:

Federal Regulatory Actions

As previously disclosed, the ED notified us in June 2005 that it was reviewing certain of our financial statements and annual compliance audit opinions and evaluating pending school program reviews at certain of our schools. The ED indicated that until these matters were addressed to its satisfaction, it would not approve any new applications for pre-acquisition review or change of ownership submitted by us. The ED further advised us that during this period, it will not approve applications for any additional branch campuses, which the ED refers to generally in its regulations as “additional locations.”

In a November 6, 2006 meeting, officials of the ED informed us that it would select ten to twelve of our institutions for program reviews to be conducted before it would consider lifting the restrictions on new applications described above. During the months of November and December, 2006 and January and February, 2007, the ED conducted site visits at ten of our institutions as part of such program reviews.

The ED notified us in a January 19, 2007, letter that, based upon the preliminary results of these program reviews, it would remove the growth restrictions that it imposed on us in June 2005. The ED

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

stated that any subsequent request by us to expand our operations would be considered in accordance with the ED’s standard operating procedures. The ED emphasized that the removal of the growth restrictions should not be construed to suggest that any Title IV compliance issues identified had been resolved or that program reviews currently in process would be concluded.

The following is an update on the status of pending ED program reviews.

As previously disclosed, an ED program review is currently pending for our Gibbs College school in Livingston, New Jersey and the school’s branch campus, Katharine Gibbs School in Piscataway, New Jersey. In January 2004, the school responded to the ED’s findings report from its first visit. In June 2005, the ED performed a follow-up review, and, in September 2005, the ED notified the school that additional information was required in response to its initial findings report. In November 2005, the school provided the ED with the requested additional information, and the school is awaiting a response from the ED.

As previously disclosed, in July 2006, our Briarcliffe College school was notified by the ED of the ED’s intent to conduct a program review. The school provided the ED with all information requested pursuant to the program review and is awaiting the ED’s program review report.

In November 2006, our Cooking and Hospitality Institute of Chicago, Gibbs-Boston, Gibbs-New York (including the Gibbs-Philadelphia branch campus in Norristown, Pennsylvania), Gibbs-Vienna, Lehigh Valley College (“Lehigh”), Brooks Institute of Photography (“BIP”), California Culinary Academy (“CCA”), Sanford-Brown Institute-Atlanta (“SBI-Atlanta”), and AIU schools were each notified by the ED of the ED’s intent to conduct program reviews at the schools. In January 2007, our Western School of Health and Business Careers was notified by the ED of the ED’s intent to conduct a program review at the school. The ED has begun but has not yet completed any of these program reviews.

We are committed to resolving all issues identified in connection with these program reviews to the ED’s satisfaction and ensuring that our schools operate in compliance with all ED regulations.

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

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

State Regulatory Actions

Katharine Gibbs-New York (“Gibbs-NY”).   In April, 2006, the Office of College and University Evaluation of the New York State Education Department (the “Education Department”) conducted a site visit to Gibbs-NY. The purpose of the visit was to examine Gibbs-NY’s compliance with the regulations of the Education Department. On June 28, 2006, the Education Department issued a draft report relating to its site visit. The draft report included a number of findings and recommendations, and indicated that Gibbs-NY may be out of compliance with Education Department regulations in several areas. Gibbs-NY was given until August 29, 2006 to comment on the draft report, point out factual errors, provide new information and respond to the recommendations set forth therein. Gibbs-NY submitted a response to the draft report within the prescribed time period. On January 25, 2007, the Education Department issued a final report stating that though the school had addressed many of the Education Department’s recommendations, additional action was required. Gibbs-NY is preparing a response to the Education Department’s remaining concerns and anticipates a follow-up review after the commencement of the April 2007 academic quarter. The Education Department stated that absent a finding of substantial compliance with registration standards in the follow-up review, it will terminate the registration of all degree programs at Gibbs-NY. While the review remains pending, the Education Department has limited enrollments commencing with the April 2007 academic quarter to not more than 50% of entering “first-time” students enrolled in the comparable academic quarter of the preceding year. It has also required a showing that not less than 65% of entering first-time, full-time students remain as students into the second term, showing satisfactory academic performance and progress.

Texas Culinary Academy (“TCA”).   On October 21, 2005, the Texas Higher Education Coordinating Board (“THECB”) conducted an unannounced visit to TCA. Two follow-up visits were held in November 2005. On January 13, 2006, representatives from TCA and CEC met with the THECB to review the school’s compliance with the Texas Success Initiative. The Texas Success Initiative is a state-legislated program designed to improve student success in college. The program requires that an institution perform an assessment of every student to diagnose the student’s basic skills in reading, mathematics, and writing, and provide developmental instruction to strengthen academic skills that need improvement. TCA was given 90 days, until May 26, 2006, to perform remediation or risk losing degree-granting authority. In March 2006, TCA submitted a remediation plan to the THECB and, the school has since been in the process of implementing such plan. To date, the school has addressed the findings of the THECB and has implemented changes intended to minimize the risk of future noncompliance. Additionally, the school has corrected a majority of the deficiencies outstanding as of the date of the submission to the THECB of its remediation plan and continues to address the remaining deficiencies.

Lehigh Valley College (“Lehigh”).   As previously disclosed, on July 20, 2005, the Bureau of Consumer Protection of the Office of Attorney General in Pennsylvania (“Pennsylvania AG”) notified Lehigh that it

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

had begun a review into the business practices of the school. The Pennsylvania AG requested certain documents, including information relating to Lehigh’s recruitment practices, student complaints, and financial aid policies and procedures, which we provided in August 2005.

In a May 31, 2006, subpoena, the Pennsylvania AG requested that Lehigh provide additional documents and information and appear to answer certain inquiries. Lehigh has produced documents responsive to the Pennsylvania AG’s additional requests and has made a former senior administrator available to answer the Pennsylvania AG’s inquiries. In October 2006, the Pennsylvania AG alleged that Lehigh and CEC engaged in conduct that violates the Pennsylvania Unfair Trade Practices and Consumer Protection Law. The Pennsylvania AG has offered us and Lehigh the opportunity to resolve this matter by entering into an assurance of voluntary compliance and paying a fine. We are currently engaged in discussions with the Pennsylvania AG regarding the resolution of its concerns and allegations. If a resolution cannot be reached, the Pennsylvania AG may commence a civil litigation for injunctive relief, costs, and fines.

Brooks Institute of Photography.   The California Bureau for Private Postsecondary and Vocational Education is in the process of reviewing Brooks Institute of Photography’s application for renewal of its license to operate in California. In connection with that review, on January 25 and January 26, 2007, a visiting committee conducted a qualitative review of the school. We are awaiting the findings of the visiting committee.

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

Accrediting Body Actions

American InterContinental University London (“AIU—London”).  AIU—London has been authorized by the applicable U.S. and United Kingdom agencies to grant academic credentials. AIU—London is authorized to grant academic degrees by the Nonpublic Postsecondary Education Commission of the State of Georgia. U.S. students that attend AIU—London are eligible to participate in Title IV Programs through AIU—London’s status as a branch campus of AIU—Buckhead. As previously disclosed, on December 12, 2005, AIU—London entered into an accreditation agreement with London South Bank University (“LSBU”), which has currently validated student degrees in AIU London’s Interior Design, Visual Communication, Fashion Design, Fashion Marketing and Fashion Design with Marketing programs and is currently reviewing AIU-London’s other programs in order to validate student degrees in those programs. AIU—London’s prior accreditation agreement with The Open University has terminated. On June 23, 2006, AIU—London filed a lawsuit against The Open University alleging wrongful termination of the accreditation agreement and wrongful denial by The Open University of its obligations to confer degrees on AIU—London students. AIU—London is a “Listed Body” pursuant to The Education (Listed Bodies) (England) Order 2002. The Open University served its defense and counterclaim on August 17, 2006, denying AIU—London’s claims and alleging that AIU—London was in repudiatory breach of the accreditation agreement. On October 10, 2006, AIU—London served the Open University with its reply and defense to counterclaim, denying the Open University’s claims, and also served a request for further information relating to the defense and counterclaim. The Open University served its response to the

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

request for further information on October 31, 2006. The parties are now engaged in settlement discussions and have agreed to a trial of a preliminary issue to take place in May or June 2007 in the event that a settlement is not reached. The final trial is scheduled to begin in October 2007.

American InterContinental University (“AIU”).   As previously disclosed, the Commission on Colleges of the Southern Association of Colleges and Schools (“SACS”) placed AIU on Warning status in June 2004. In December 2002, AIU’s accreditation was reaffirmed for the normal ten-year period, through 2012. In the course of the accreditation process, SACS requested that AIU provide additional information on several accreditation matters, with the expectation that those matters be addressed within a two-year timeframe. In placing AIU on Warning status, SACS advised AIU that it had satisfactorily addressed a majority of those matters. SACS requested AIU to satisfy the remaining accreditation matters by December 2004, the end of the two-year period. As requested by SACS, AIU submitted its report to SACS in September 2004, and, on December 10, 2004, SACS provided written notification that AIU was removed from Warning status.

In addition, during this period SACS deferred consideration of substantive changes and authorized a SACS special committee to visit the school in 2005. The SACS special committee was directed to visit AIU and evaluate the school regarding certain of SACS Principles of Accreditation. The SACS special committee completed its visits to certain of our AIU campuses in July 2005, and delivered a formal report. In September 2005, AIU submitted its response to the SACS special committee’s recommendations included in the July 2005 visit formal report. Subsequently, on December 6, 2005, SACS notified AIU that SACS had placed the school on Probation status for one year. A formal letter from SACS dated January 5, 2006, notified AIU that it had 15 open recommendations that it needed to address regarding its compliance with a number of SACS Principles of Accreditation. In August 2006, AIU submitted a formal monitoring report, responding to SACS January 5, 2006, letter. In October 2006, the SACS special committee performed a follow-up site visit of AIU. At SACS’ December 11, 2006, meeting, SACS extended AIU’s Probation status through December 2007. On January 9, 2007, AIU was notified that seven of the 15 previous recommendations from SACS remained unresolved to the commission’s satisfaction and that another special committee visit to AIU had been authorized. AIU is scheduled to submit a second monitoring report in September 2007 responding to these seven open recommendations and the special committee visit is scheduled to occur in October 2007. Under the SACS’ rules, an institution may only remain on Probation status for two consecutive years, after which SACS must either lift the Probation or remove the institution from membership. AIU remains accredited during this probationary period and is committed to resolving all issues identified by SACS.

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

14.          INCOME TAXES

The provision for income taxes for continuing operations for the years ended December 31, 2006, 2005, and 2004, consists of the following:

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)
Current provision
Federal	$97,919	$124,033	$88,718
State and local	10,030	21,528	18,174
Foreign	961	1,040	3,040
Total current provision	108,910	146,601	109,932
Deferred provision (credit)
Federal	(14,577)	3,721	5,742
State and local	(1,623)	(497)	511
Foreign	(18)	(195)	(364)
Total deferred provision (credit)	(16,218)	3,029	5,889
Total provision for income taxes	$92,692	$149,630	$115,821

During 2006, 2005, and 2004, we recognized an income tax benefit of approximately $20.8 million, $5.3 million, and $43.1 million, respectively, in connection with stock options exercised during the year. The related income tax benefits have been recorded as a reduction of accrued income taxes and an increase to stockholders’ equity.

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate for continuing operations for the years ended December 31, 2006, 2005, and 2004, is as follows:

	For the Year Ended December 31,
	2006	2005	2004
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	2.6	3.6	3.9
Foreign taxes	(1.3)	(0.7)	(0.2)
Goodwill impairment	15.7	—	—
Tax exempt interest	(2.5)	(0.7)	(0.3)
Other	—	0.2	0.9
Effective income tax rate	49.5%	37.4%	39.3%

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

Components of deferred income tax assets and liabilities for continuing operations as of December 31, 2006 and 2005, are as follows:

	December 31,
	2006	2005
	(In thousands)
Deferred income tax assets:
Deferred rent obligations	$21,576	$11,655
Tax net operating loss carry forwards	6,489	7,712
Allowance for doubtful accounts	2,960	4,032
Covenant not-to-compete	1,317	1,511
Deferred compensation	1,871	1,707
Accrued restructuring and severance	1,232	245
Asset impairment	5,253	—
Other	7,388	7,028
Total deferred income tax assets	48,086	33,890
Deferred income tax liabilities:
Depreciation and amortization	43,189	43,912
Other	5,739	5,991
Total deferred income tax liabilities	48,928	49,903
Net deferred income tax liability	(842)	(16,013)
Valuation allowance	(4,715)	(5,772)
Net deferred income tax liability	$(5,557)	$(21,785)

We have acquired certain tax net operating loss carry forwards in connection with our business combinations. As of December 31, 2006, we have net operating loss carry forwards totaling approximately $5.0 million that begin to expire in 2007.

As of December 31, 2006 and 2005, we have recorded a valuation allowance, as reflected in the table above, to reduce the carrying value of deferred income tax assets to the amount that will likely be realized in the future. The valuation allowance relates to the net operating loss carry forwards and deferred income tax assets of our Canadian subsidiary. Our net operating loss carry forwards attributable to our Canadian subsidiary are approximately $8.8 million and $9.4 million as of December 31, 2006 and 2005, respectively, and begin to expire in 2007.

As of December 31, 2006, foreign subsidiary earnings of approximately $24.8 million are considered permanently invested in those businesses. Accordingly, U.S. income taxes have not been provided on such foreign subsidiary earnings.

15.           STOCK REPURCHASE PROGRAM

Since July 2005, our Board of Directors has authorized the use of a total of $500.2 million to repurchase outstanding shares of our common stock. Stock repurchase under this program may be made on the open market or in privately negotiated transactions from time to time, depending on factors including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

During the fourth quarter of 2006, we repurchased 1.7 million shares of our common stock for approximately $41.3 million at an average price of $25.01 per share. During 2006, we repurchased 5.5 million shares of our common stock for approximately $166.2 million at an average price of $30.20 per share.

Since the inception of the program, we have repurchased 10.8 million shares of our common stock for approximately $366.3 million at an average price of $34.00 per share. As of December 31, 2006, we are authorized under the program to use an additional $133.8 million to repurchase outstanding shares of our common stock.

The repurchase of shares of our common stock reduces the amount of cash available to pay cash dividends to our stockholders. We have never paid cash dividends on our common stock.

16.          SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

Under our 1998 Employee Incentive Compensation Plan, as amended, (the “Employee Plan”) and our 1998 Non-Employee Directors’ Stock Option Plan (the “Directors Plan”), non-employee members of our Board of Directors, officers, and other employees may receive grants of incentive stock options, nonqualified stock options, shares of nonvested stock, stock appreciation rights, and other awards. We are authorized to grant up to approximately 27.5 million shares of common stock under the plans. As of December 31, 2006, we have reserved approximately 6.2 million shares of common stock for the exercise of stock options outstanding as of December 31, 2006, approximately 0.4 million shares for awards of nonvested stock, and approximately 3.1 million additional shares of common stock for future stock option awards under the plans.

Stock Options.   The exercise price of stock options granted under the plans is equal to the fair market value of our common stock on the date of grant. Employee stock options become exercisable ratably over a four-year service period beginning the date of grant and expire ten years after the date of grant, unless an earlier expiration date is set at the time of the grant. Non-employee directors’ stock options expire ten years after the date of grant and generally become exercisable as follows: one-third on the grant date, one-third on the first anniversary of the grant date, and one-third on the second anniversary of the grant date. Both employee stock options and non-employee director stock options are subject to possible earlier vesting and termination in certain circumstances. If a plan participant terminates his or her employment for any reason other than by death or disability during the vesting period, he or she forfeits the right to unvested stock option awards. Since the inception of the plans, grants of stock options have only been subject to the service conditions discussed previously. No stock option grants have included performance or market conditions that affect stock option vesting or other pertinent factors.

Nonvested Stock.   Shares of nonvested stock become vested three years after the date of grant. If a plan participant terminates his or her employment for any reason other than by death or disability during the vesting period, he or she forfeits the right to all shares of nonvested stock. The vesting of shares of nonvested stock is subject to possible acceleration in certain circumstances. Certain of the shares of nonvested stock that we have granted to plan participants are subject to performance conditions that may affect the number of shares of nonvested stock that will ultimately vest at the end of the requisite service period. These awards are referred to as “performance-vesting nonvested stock.”

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

Stock option activity during the years ended December 31, 2006, 2005, and 2004, under all of our share-based compensation plans was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2003	10,002,386	$15.54
Granted	1,469,875	61.78
Exercised	(2,147,133)	11.77
Cancelled	(508,435)	22.39
Outstanding as of December 31, 2004	8,816,693	$23.71
Granted	1,855,025	34.93
Exercised	(639,464)	14.09
Cancelled	(568,666)	39.14
Outstanding as of December 31, 2005	9,463,588	$25.55
Granted	773,111	30.92
Exercised	(3,340,891)	25.69		$53,239
Forfeited	(532,517)	36.39
Cancelled	(130,396)	38.93
Outstanding as of December 31, 2006	6,232,895	$33.50	6.8 years	$13,732
Exercisable as of December 31, 2006	4,511,060	$33.74	6.1 years	$13,680

The following table summarizes information with respect to all stock options outstanding under all of our share-based compensation plans as of December 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of options outstanding	WeightedAverage Exercise Price	Weighted Average Remaining Contractual Term	Number Exercisable	Weighted Average Exercise Price
$ 2.00- $15.57	736,421	$10.09	3.9 years	736,421	$10.09
$18.25-$28.19	1,120,375	22.34	5.6 years	1,033,700	22.01
$29.35-$33.04	1,625,117	29.89	6.9 years	974,029	29.54
$33.56-$39.47	1,558,578	34.97	8.3 years	614,756	35.20
$40.25-$68.24	1,192,404	61.44	7.4 years	1,152,154	62.16
	6,232,895	$33.50	6.8 years	4,511,060	$33.74

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

Nonvested stock activity during the year ended December 31, 2006, under the Employee Plan was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2005	5,000	$35.29
Granted	414,125	$29.02
Forfeited	(36,025)	$29.91
Outstanding as of December 31, 2006	383,100	$29.02

Non-vested stock activity prior to December 31, 2005, was not significant, and all awards of nonvested stock prior to December 31, 2005, were subject only to service vesting conditions.

Change in Control Provision

Each of the share-based awards granted under the plans, including stock options and shares of nonvested stock, is subject to a “change in control” provision included in our share-based compensation plans.  As defined by the plans, a change in control is deemed to have occurred if, among other things, any corporation, person, or other entity (other than CEC, a majority-owned subsidiary of CEC or any of CEC’s subsidiaries, or an employee benefit plan sponsored or maintained by CEC), including a “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934 (the” Exchange Act”) becomes the beneficial owner of our common stock representing more than 20 percent of the combined voting power of our then outstanding common stock.

Under the Employee Plan, in the event of a change in control:

•       Any stock options outstanding as of the date of the change in control and not then exercisable would become fully exercisable to the full extent of the original grant.

•       The restrictions applicable to any outstanding shares of nonvested stock awards would lapse, and the shares of nonvested stock would become fully- vested and transferable to the full extent of the original grant.

•       The performance goals and other conditions with respect to any performance-vesting nonvested stock or stock options subject to performance vesting conditions would be deemed to have been satisfied in full, and such awards would generally become fully distributable.

•       Plan participants holding stock option awards as of the date of the change in control would have the right, by giving notice to us during the 60-day period from and after the date of a change in control, to elect to surrender all or part of a stock option award to us and receive, within 30 days of such notice, cash in an amount equal to the amount by which the per share change of control price, as defined below, exceeds the per share amount that the employee must pay to exercise the stock option award, multiplied by the number of stock options for which the employee has exercised this right.

Under the Director Plan, in the event of a change in control, any stock options outstanding as of the date of such change in control and not then exercisable will become fully exercisable to the full extent of

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

the original grant. In addition, our Board of Directors will have full discretion to do, among other things, any or all of the following with respect to outstanding stock option awards:

•       Cause any stock option award to be cancelled, provided notice of at least 15 days thereof is provided before the date of cancellation;

•       Grant the director participants, by giving notice during a pre-set period, the right to surrender all or part of a stock option award to us and to receive cash in an amount equal to the amount by which the change in control price per share on the date of such election exceeds the per share amount that the plan participant must pay to exercise the stock option award, multiplied by the number of shares of our common stock for which the director has exercised this right; and

•       Take any other action our Board of Directors determines to take.

In the event of a change in control, as described above, the change in control price is defined by the plans as the highest reported sales price of a share of our common stock in any transaction reported on the principal exchange on which our shares are listed during the 60-day period prior to and including the date of the change in control event.

As of December 31, 2006, we are not aware of any person or entity, including a group, who beneficially owns, or at any point previously owned, 20% or more of the combined voting power of our outstanding common stock.  As of December 31, 2006, no individual shareholder owned more than 15.5% of the combined voting power of our then outstanding common stock, and, based on existing facts and circumstances, we do not believe it is probable that the change in control provisions will be triggered.

If any person or entity, including a group, beneficially owned 20% or more of the combined voting power of our then outstanding common stock as of December 31, 2006, triggering the change in control provisions discussed above, we would have recognized additional share-based compensation expense of approximately $25.6 million during 2006. The estimated additional share-based compensation expense represents, for each outstanding share-based award, the greater of (a) the unrecognized grant date compensation expense for the share-based award as of December 31, 2006, or (b) the fair value of the cash redemption value of the share-based award as of December 31, 2006, less share-based compensation expense previously recorded under SFAS 123R or disclosed as pro forma compensation expense under SFAS 123, based on a change in control price of $26.68 per share, the highest reported share price of a share of our common stock in a transaction reported on the NASDAQ Global Select Market during the 60-day period prior to and including December 31, 2006.

Additionally, if the change in control provisions had been triggered as of December 31, 2006, or if we determined that the occurrence of a change in control event was probable, we would have recognized a liability of $17.2 million as of December 31, 2006, representing the estimated fair value of the obligation that would be due to participants who are eligible to surrender all or part of a stock option award to us in exchange for cash. Our estimation of this cash liability assumes that participants would elect to redeem for cash all stock options outstanding as of December 31, 2006, with an exercise price less than the change in control price.

Balance Sheet Presentation of Share-based Awards Subject to Redemption

As discussed above, a participant in the plans has the right, or may be granted the right, upon the occurrence of a change in control event, to surrender all or part of his or her stock option awards to us in

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

exchange for cash. As required by SFAS 123R, the grant-date cash redemption value of each outstanding stock option award is recorded as “Share-based awards subject to redemption” on our consolidated balance sheets on a pro rata basis over the requisite service period. Total grant-date cash redemption value for each outstanding stock option award represents the intrinsic value of the award as of the grant date, assuming that a change in control event occurred on the grant date. Share-based awards subject to redemption as of December 31, 2006, recorded upon our adoption of SFAS 123R as a reduction of retained earnings with no effect on net income, represents the portion of the total grant-date cash redemption value for all stock option awards outstanding as of December 31, 2006, earned by plan participants as a result of services rendered through such date. The adoption of SFAS 123R resulted in the cumulative effect recorded in this manner as of January 1, 2006 of $11.2 million. The amount increased during 2006 by $2.3 million, resulting in the amount of $13.5 million at December 31, 2006.

Modifications to Outstanding Stock Options

On December 15, 2005, we accelerated the vesting of all outstanding, unvested stock options with a per share exercise price greater than $32.63, the market closing price of our common stock as of December 15, 2005 that were previously awarded to employees, including executive officers, and directors during 2003 and 2004 under the plans, such that all such options became immediately exercisable.

Stock options to purchase approximately 1.0 million shares of our common stock, or approximately 26% of the total outstanding unvested stock options as of December 15, 2005, were subject to the vesting acceleration. This amount included approximately 336,000 stock options held by our executive officers and directors. The weighted average exercise price of the stock options that were subject to the vesting acceleration was $60.38, and the individual exercise prices of such stock options ranged from $35.73 to $68.24. The exercise price of all stock options subject to the vesting acceleration held by our executive officers and directors was $62.56. As of December 15, 2005, the weighted average exercise price of $60.38 per share of the stock options subject to the accelerated vesting exceeded the per share market value of our common stock of $32.63 by approximately 85%.

The primary purpose of the vesting acceleration of these options was to eliminate the compensation expense associated with these options that we would be required to recognize in our consolidated statements of income under SFAS 123R. Future pre-tax compensation expense was eliminated as a result of the acceleration of the vesting of these stock options, which otherwise would have been recognized as compensation expense during the original vesting periods, totals approximately $18.0 million, including a pre-tax reduction of expense of approximately $8.2 million in 2006, approximately $7.5 million in 2007, and approximately $2.3 million in 2008.

Under the Second Amendment to the Employment Agreement by and among John M. Larson, Career Education Corporation, and CEC Employee Group, LLC, as amended, dated as of December 19, 2006, by and among Mr. Larson, us, and CEC Employee Group, LLC (the “Amendment”), we agreed to (i) accelerate the date of the vesting of certain specified outstanding unvested options to purchase a total of 100,000 shares of our common stock granted to Mr. Larson under our 1998 Employee Incentive Compensation Plan, as amended, and (ii) extend the time allotted for Mr. Larson’s post-termination exercise of certain specified outstanding options to purchase a total of 700,000 shares of our common stock, with exercise prices ranging from $22.07 to $62.56, granted to Mr. Larson under the 1998 Employee Incentive Compensation Plan, as amended, from March 19, 2007 until December 31, 2007.  We recognized

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

non-cash share-based compensation expense of approximately $1.7 million during the fourth quarter of 2006 as a result of the modifications made to these stock options.

Implementation of SFAS 123R

On January 1, 2006, we adopted the provisions of SFAS 123R, which is a revision of SFAS 123, and replaces our previous method of accounting for share-based awards under Opinion No. 25 for periods beginning in 2006. SFAS 123R requires that all share-based payments to employees, including grants of stock options, shares of nonvested stock and the compensatory elements of employee stock option plans, be recognized in the financial statements based on the estimated fair value of the equity or liability instrument issued.

We previously accounted for share-based compensation using the intrinsic value method as defined in Opinion 25. Prior to January 1, 2006, no share-based employee compensation cost, other than the insignificant costs associated with infrequent issuances of shares of nonvested stock, was reflected in our consolidated statement of income. SFAS 123R requires that we report the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs as a financing cash flow rather than as an operating cash flow in our consolidated statement of cash flows. Prior to January 1, 2006, Opinion 25 required that we report the entire tax benefit related to the exercise of stock options as an operating cash flow. Accordingly our adoption of SFAS 123R on January 1, 2006, resulted in an increase in cash flows from financing activities and a decrease in cash flow from operating activities of approximately $20.8 million for the year ended 2006.

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

In accordance with SFAS 123R, the fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Consistent with our approach under the disclosure only provisions of SFAS 123, we will continue to recognize the value of share-based compensation as expense during the vesting periods of the underlying share-based awards using the straight-line method. SFAS 123R requires companies to estimate forfeitures of share-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from original projections. Consistent with our approach under the disclosure-only provisions of SFAS 123, we will continue to estimate forfeitures at the time of grant.

Our adoption of SFAS 123R on January 1, 2006, resulted in decreases of our income before provision for income taxes and net income for the year ended December 31, 2006, of $15.2 million and $10.0 million respectively. In addition, our adoption of SFAS 123R resulted in a reduction of basic and diluted net income per share for the year ended December 31, 2006, of $0.10 and $0.10, respectively.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

The table below reflects net income and net income per share for the year ended December 31, 2006, compared to pro forma net income and net income per share for years ended December 31, 2005 and 2004, presented as if we had applied the fair value recognition provisions of SFAS 123 to share-based compensation during the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

	For the Year Ended December 31,
	2006	2005	2004
	Actual	Pro Forma	Pro Forma
Net income, as previously reported(1)		$233,878	$179,619
Share-based compensation expense determined under fair value method for all awards, net of tax effect(2)		(27,977)	(16,081)
Net income, including the effect of share-based compensation expense	$46,569	$205,901	$163,538
Basic net income per share—
Net income(1)	$0.48	$2.32	$1.77
Net income, including the effect of share-based compensation expense	$0.48	$2.04	$1.61
Diluted net income per share—
Net income(1)	$0.47	$2.26	$1.71
Net income, including the effect of share-based compensation expense	$0.47	$1.99	$1.56

(1)          Net income and net income per share prior to 2006 does not include share-based employee compensation expense under SFAS 123, as we adopted the disclosure-only provisions of SFAS 123 prior to our adoption of 123R in 2006.

(2)          Share-based compensation expense prior to 2006 was calculated in accordance with SFAS 123.

The fair value of each stock option award granted during the years ended December 31, 2006, 2005, and 2004 was estimated on the date of grant using the Black-Scholes-Merton option pricing model. Our determination of the fair value of each stock option is affected by our stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the years ended December 31, 2006, 2005 and 2004, and assumptions used to value stock options are as follows:

	For the Year Ended December 31,
	2006	2005	2004
Dividend yield	—	—	—
Risk-free interest rate	5.1%	3.8%	3.4%
Weighted average volatility	53.8%	50.0%	50.0%
Expected life (in years)	6	4	4
Weighted average grant date fair value per share of options granted	$16.84	$15.03	$26.18

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

Volatility is calculated based on the actual historical daily prices of our common stock over the expected term of the stock option award. During the year ended December 31, 2006, we utilized a range of expected volatility assumptions for purposes of estimating the fair value of stock options awarded during the period. Such volatility assumptions ranged from 50.6% to 55.2%.

The expected life of each stock option award is estimated based primarily on our actual historical director and employee exercise behavior.

The fair value of each share of nonvested stock is equal to the fair market value of our common stock as of the date of grant.

All shares of performance-vesting nonvested stock granted during 2006 are subject to performance conditions based on the results of school-level independent compliance audits and the compliance of our schools with federal, state, and accrediting body regulations. Share-based compensation expense associated with performance-vesting nonvested stock awards is recognized only to the extent that we believe performance conditions attributable to such awards will ultimately be satisfied. As of December 31, 2006, we believe performance conditions attributable to our performance-vesting nonvested stock awards will be satisfied.

As of December 31, 2006, we estimate that pre-tax compensation expense for all unvested share-based awards, including both stock options and shares of nonvested stock, in the amount of approximately $21.8 million will be recognized in future periods. We expect to satisfy the exercise of stock options and future distribution of shares of nonvested stock by issuing new shares of common stock.

In addition, adoption of SFAS 123R resulted in recording an amount in our balance sheet for share-based awards subject to redemption as explained in this Note 16.

17. EMPLOYEE BENEFIT PLANS

Retirement Savings and Profit Sharing Plan

We maintain a defined contribution 401(k) retirement savings and profit sharing plan covering substantially all of our employees in the United States. Under the plan, an eligible employee may elect to defer receipt of a portion of his or her annual pay, including salary and bonus. We contribute this amount to the plan on the employee’s behalf and also make a matching contribution equal to 100% of the first 2% and 50% of the next 4% of the percentage of annual pay that the employee elects to defer. A participant is 100% vested at all times in the amounts he or she defers from his or her annual pay. A participant becomes 100% vested in our matching contributions ratably over five years, starting from the first of the month following 30 days after his or her hire date. During the years ended December 31, 2006, 2005, and 2004, we recorded expense under this plan of approximately $11.2 million, $10.8 million, and $9.1 million, respectively.

Employee Stock Purchase Plan

We maintain an employee stock purchase plan that allows substantially all full-time and part-time employees to acquire shares of our common stock through payroll deductions over three month offering periods. Prior to January 2006, the per share purchase price under the plan was equal to 85% of the fair market value  of our common stock on either the first or last day of the offering period, whichever was lower, and purchases were limited to 10% of an employee’s salary, up to a maximum of $20,000 per

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

calendar year. In January 2006, we amended the plan as follows: (1) the per share purchase price is equal to 85% of the fair market value of a share of our common stock on the last day of the offering period, and (2) purchases are still limited to 10% of an employee’s salary, but now up to a maximum of $25,000 per calendar year. We are authorized to grant up to 4.0 million shares of common stock under the employee stock purchase plan, and, as of December 31, 2006, 1.6 million shares of common stock has been issued under the plan.

Share-based compensation expense recorded during the year ended December 31, 2006, in connection with the compensatory elements of our employee stock purchase plan was not significant.

Deferred Compensation Plan

In January 2001, we established a deferred compensation plan for certain key employees, whereby certain wages earned by plan participants are deferred and placed in a Rabbi Trust. Assets held in trust are invested in marketable securities on behalf of plan participants. We are required to include in our financial statements the net assets of the trust. Assets held in trust are accounted for as trading securities, and, accordingly, changes in the fair value of such assets are recognized as realized investment gains or losses. Changes in the fair value of the deferred compensation obligation are recorded as charges or credits to compensation expense. Contributions to the plan by plan participants during the years ended December 31, 2006, 2005, and 2004, were approximately $0.7 million, $0.8 million, and $1.2 million, respectively. Distributions and net realized gains or losses during the years ended December 31, 2006, 2005, and 2004, were not significant. The fair value of assets held in the Rabbi Trust, included in other non-current assets on our consolidated balance sheets, and the accompanying deferred compensation obligation, included in other long-term liabilities on our consolidated balance sheets, were each approximately $4.8 million as of December 31, 2006, and $4.4 million as of December 31, 2005.

18.          SEGMENT REPORTING

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

During the first quarter of 2006, we completed a reorganization of our management structure, specifically with respect to the management of our University division schools, AIU and CTU, and those universities’ fully-online academic platforms. Pursuant to the reorganization, both the on-ground campuses and the fully-online academic platforms of AIU and CTU are now analyzed as one operating segment, the University segment, by our chief operating decision maker (“CODM”). Prior to the first quarter of 2006, our identification of reportable segments had been based primarily on the fact that our CODM previously evaluated our overall business based on the service delivery method, on-ground or online, used by our schools to provide educational programs to our students. As a result of certain recent business developments, including the introduction in 2005 of hybrid learning programs, which allow our students to

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

receive a portion of their academic program instruction online and a portion of their academic program instruction on-ground, and plans to expand hybrid offerings to many of our schools in the future, service delivery method is no longer a key differentiator utilized by our CODM to evaluate and segment components of our business. In addition, although AIU and CTU are currently our only schools that offer fully-online academic platforms, we expect in the future that certain of our other schools will also offer fully-online learning options.

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

Upon completion of our reorganizations described above, we also evaluated the other operating segments reviewed by our CODM in accordance with the provisions of SFAS 131. Our CODM reviews our business based on our operating segments, which we define as our school operating divisions. Each of our school operating divisions represents a group of for-profit, postsecondary schools that offer a variety of degree and non-degree academic programs and are differentiated based on a variety of criteria including, but not limited to, brand name, academic offerings, and geographic location. Based on our interpretation of SFAS 131 as of December 31, 2006, we identified seven school reportable segments, the Academy segment, the Colleges segment, the Culinary Arts segment, the Health Education segment, the International segment, and the University segment and one non-school reportable segment, the JDV Online segment. All prior period financial and population information included herein has been restated to reflect our new internal management structure as reviewed by our CODM and resulting changes in the composition of our reportable segments.

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

The International segment includes our INSEEC Group schools that are located throughout France and collectively offer academic programs in the career-oriented disciplines of business studies, health education, and visual communication and technologies in a classroom or laboratory setting.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

The University segment includes our AIU and CTU universities that collectively offer academic programs in the career-oriented disciplines of business studies, visual communication and design technologies, health education, information technology, criminal justice, and education in an online, classroom, or laboratory setting.

The JDV Online segment was launched in October 2004 and focuses on the development of a range of short-term online learning and informational programs that will generate revenue through the sale of products, premium digital content, and advertising space.  The JDV Online segment’s primary ventures include Chefs.com, a consumer-focused culinary website, and Blish.com, a comprehensive online marketplace aimed at uniting buyers and sellers of digital content.

During 2007, in connection with our more targeted business strategy and focus, we will be eliminating our JDV Online segment by transferring Chefs.com to our Culinary segment and discontinuing Blish.com.

Our CODM evaluates segment performance based on pretax segment profit or loss. This measure of profit or loss includes the University segment’s share of affiliate earnings and excludes interest income, interest expense, miscellaneous income and expense, and any unallocated corporate expenses. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and other,” which primarily includes unallocated corporate activity and eliminations.

The accounting policies of each segment are consistent with those described in the summary of significant accounting policies in Note 2 “Significant Accounting Policies” of these notes to our consolidated financial statements. Transactions between segments, which are not significant, are consummated on a basis intended to reflect the market value of the underlying products or services. A majority of corporate expenses have been charged to the segments as part of a general allocation.

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

The results of operations of CTU Online, which is included in our University segment, are not significantly impacted by seasonal trends, as, historically, the number of revenue-generating instructional days during each quarter has not fluctuated significantly.

Summary financial information by reportable segment is as follows (in thousands):

	Revenues			Segment Profit (Loss)
	2006	2005	2004	2006	2005	2004
Segments:
University segment	$837,576	$870,124	$597,548	$208,589	$288,024	$183,008
Culinary Arts segment	364,169	383,331	349,601	60,646	82,671	79,504
Colleges segment	198,641	216,316	199,886	41,999	54,117	51,425
Health Education segment	168,896	153,874	144,995	(82,551)	1,088	2,977
Academy segment	164,548	160,009	143,396	13,808	11,658	4,222
International segment	50,895	44,831	37,116	11,456	9,133	6,905
JDV Online segment	894	13	—	(6,942)	(3,403)	—
Corporate and other	—	—	—	(76,531)	(52,415)	(32,501)
	$1,785,619	$1,828,498	$1,472,542	170,474	390,873	295,540
Reconciling items:
Interest income				19,002	11,937	2,918
Interest expense				(1,905)	(1,798)	(2,802)
Miscellaneous income				(127)	(933)	(570)
Earnings before income taxes				$187,444	$400,079	$295,086

	Depreciation and Amortization			Share of Affiliate Earnings
	2006	2005	2004	2006	2005	2004
Segments:
University segment	$17,882	$13,014	$8,844	$3,966	$5,067	$4,248
Culinary Arts segment	19,152	18,893	10,989	—	—
Colleges segment	8,550	7,679	6,523	—	—
Health Education segment	7,736	6,858	5,774	—	—
Academy segment	8,850	8,439	6,956	—	—
International segment	850	1,028	1,427	—	—
JDV Online segment	339	52	—	—	—
Corporate and other	12,026	10,145	6,157	—	—
	$75,385	$66,108	$46,670	$3,966	$5,067	$4,248

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

	Total Assets as of December 31,
	2006	2005	2004
Segments:
University segment	$752,996	$615,808	$429,444
Culinary Arts segment	494,869	449,902	395,437
Colleges segment	204,496	173,420	147,430
Health Education segment	383,817	463,751	466,734
Academy segment	135,970	113,908	110,543
International segment	114,014	86,660	88,343
JDV Online segment	2,344	1,670	—
Corporate and other	(732,014)	(516,856)	(396,158)
Assets held for sale	69,171	107,040	145,239
	$1,425,663	$1,495,303	$1,387,012

The increase in corporate and other net unallocated expenses for the year ended December 31, 2006, as compared to net unallocated expenses for the year ended December 31, 2005, is primarily attributable to increases in costs within our corporate compliance, internal audit, chief executive officer, and legal departments, including non-cash share-based compensation expense attributable to corporate personnel.

The negative corporate and other segment asset balance as of December 31, 2005, is primarily attributable to the elimination of intercompany receivable activity between corporate and our schools and campuses, which is reflected within the corporate and other segment.

Our principal operations are located in the United States, and our results of operations and long-lived assets in geographic regions outside of the United States are not significant to our consolidated results of operations and long-lived assets. During the years ended December 31, 2006, 2005, and 2004, no individual customer accounted for more than 10% of our consolidated revenues.

19.                               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)
CASH PAID FOR:
Taxes	$82,368	$123,558	$61,925
Interest	1,910	1,877	2,402
Total interest and taxes paid	$84,278	$125,435	$64,327

20.                               REGULATION OF THE U.S. POST-SECONDARY EDUCATION INDUSTRY

Many of our students require assistance in financing their education. For this reason, all of our schools offer financial aid programs and financing options. A majority of students who attend our U.S.-accredited schools are eligible to participate in some form of government-sponsored financial aid program. Our schools also participate in a number of state financial aid programs and offer private funding options. Our schools that participate in federal financial aid programs are subject to extensive regulatory requirements

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

imposed by federal and state government agencies, including the ED, and other standards imposed by educational accrediting bodies.

Nature of Federal Support for Postsecondary Education in the United States

The U.S. government provides a substantial portion of its support for postsecondary education in the form of Title IV Program grants, loans and work-study programs to students who can use those funds to finance certain expenses at any institution that has been certified as eligible by the ED. These federal programs are authorized by the HEA. Generally, financial aid administered under Title IV Programs is awarded on the basis of financial need, which is generally defined under the HEA as the difference between the cost of attending an institution and the amount a student can reasonably be expected to contribute to that cost. Among other things, recipients of Title IV Program funds must maintain a satisfactory grade point average and progress in a timely manner toward completion of their program of study.

Students at our schools may receive grants, loans, and work-study opportunities to fund their education under the following Title IV Programs, although not all of our schools participate in each of these programs:

Federal Family Education Loan (“FFEL”) Program.   Loans under the FFEL program are made by banks and other lending institutions directly to our students or their parents. If a student or parent defaults on a FFEL program loan, repayment is guaranteed by a federally recognized guaranty agency, which is then reimbursed by the ED. Our schools and students use a wide variety of lenders and guaranty agencies and have not experienced difficulties in identifying lenders and guaranty agencies willing to make and guarantee FFEL program loans. The two primary types of loans obtained by students at our schools under the FFEL program are Stafford loans and PLUS loans for parents.

Stafford loans, which may either be subsidized or unsubsidized, are loans made directly to our students by financial institutions that participate in the FFEL program. Students who have a demonstrated financial need are eligible to receive a subsidized Stafford loan, with the ED paying the interest on this loan while the student is enrolled at least half-time in school and during the first six months after leaving school. Students who do not demonstrate financial need are eligible to receive an unsubsidized Stafford loan. The student is responsible for paying the interest on an unsubsidized Stafford loan while in school and after leaving school, although actual interest payments generally may be deferred by the student until after he or she has left school. Students who are eligible for a subsidized Stafford loan may also receive an unsubsidized Stafford loan.

A student is not required to meet any specific credit scoring criteria to receive a Stafford loan, but any student with a prior Stafford loan default or who has been convicted under federal or state law of selling or possessing drugs while receiving federal aid may not be eligible for a Stafford loan. The ED has established maximum annual borrowing limits with respect to Stafford loans, and these annual limits are generally less than the tuition costs at our U.S. schools.

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

Federal Grants.   Title IV Program grants are generally made to our students under the Federal Pell Grant (“Pell”) program and the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program. The ED makes Pell grants up to a maximum amount of $4,050 per award year to students who demonstrate financial need. This amount will increase to $4,310 per award year effective with the 2007-2008 award year, which commences July 1, 2007. FSEOG program awards are designed to supplement Pell grants up to a maximum amount of $4,000 per award year for the neediest students. An institution is required to make a 25% matching contribution for all federal funds received under the FSEOG program.

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

Academic Competitiveness Grant (ACG).   The Academic Competitiveness Grant (ACG) is available to students who have successfully completed a rigorous High School program (as defined by the Secretary of Education.)  The ACG provides funds for the first and second academic year of undergraduate study. To be eligible, a student must be enrolled full-time, must be a United States citizen, and must be receiving a Federal Pell Grant. Second year students must also have a cumulative grad point average of at least 3.0 on a 4.0 scale.

The National Science and Mathematics Access to Retain Talent Grant (SMART).   Smart Grants will provide funds for each of the third and fourth years of undergraduate study. To be eligible, a student must be enrolled full-time, must be a United States citizen, must be eligible for a Federal Pell Grant, and must be enrolled in a physical, life or computer sciences, mathematics, technology, engineering, or in a foreign language program determined critical to national security, as defined by the Secretary of Education. Students must also maintain a cumulative grade point average of at least 3.0 on a 4.0 scale.

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

As previously disclosed, the ED notified us in June 2005 that it was reviewing our previously announced restated consolidated financial statements and our annual compliance audit opinions for the

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

years 2000 through 2003. At the same time, the ED also advised us that it was evaluating pending program reviews that have taken place at certain of our schools. The ED indicated that until these matters were addressed to its satisfaction, it would not approve any new applications by us for pre-acquisition review or change of ownership. The ED further advised us that during this period, it would not approve applications for any additional branch campuses. In a January 19, 2007, letter, we received a notice from the ED that it had lifted restrictions the growth restrictions that it imposed on us in June 2005.

See Note 13 “Commitments and Contingencies—Federal Regulatory Actions” of these notes to our consolidated financial statements for further discussion of this matter.

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

The level of regulatory oversight varies substantially from state to state. In certain states in which we operate, our campuses are subject to licensure by an agency that regulates proprietary institutions and also by a separate higher education agency. State laws establish standards for, among other things, student instruction, qualifications of faculty, location and nature of facilities, and financial policies. State laws and regulations may limit our campuses’ ability to operate or to award degrees or diplomas or offer new degree programs. If any one of our campuses were to lose state authorization, it would be unable to offer educational programs, and students attending the campus would not be eligible to participate in Title IV Programs. Such severe penalties would require us to close a campus if it were to lose state authorization. See Note 13 “Commitments and Contingencies—State Regulatory Actions” of these notes to our consolidated financial statements for a further discussion of state regulatory matters currently affecting us and our schools.

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

Accrediting agency oversight may occur at several levels. An accrediting agency may place an institution on “Reporting” status to monitor one or more specified areas of performance. An institution placed on Reporting status is required to report periodically to its accrediting agency on its performance in the specified areas and to continue to submit such periodic reports for a specified period, which is generally one year, after which the institution is re-evaluated. An accrediting agency may place an

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

institution on “Warning” status if it determines that the institution may be in danger of failing to comply with the accreditation requirement, or it may place an institution on “Probation” status if it determines that an institution appears to be deficient with regard to such requirement. In either instance, the institution is given a prescribed period to demonstrate that it has rectified the deficiency, which period may subsume two or more years, except in the case of SACS’ Probation, which in accordance with SACS’ rules cannot be imposed for more than two consecutive years, after which, SACS must either lift the Probation or remove the institution from membership. When accrediting agencies determine that a serious deficiency may exist, it may direct an institution to “Show Cause” as to why its accreditation should not be terminated. An institution under Show Cause is required to satisfy its accrediting agency within a prescribed period, generally less than one year, that it has satisfactorily resolved the deficiency. See Note 13 “Commitments and Contingencies—Accrediting Body Actions” of these notes to our consolidated financial statements for further discussion of accreditation matters currently affecting us and our schools.

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

It is possible that Congress will not make further changes to the HEA during 2007 and, instead, extend current law, including the changes made as part of the Deficit Reduction Act of 2005. If Congress does address reauthorization, there may be certain further legislative changes. However, at this time, we cannot determine the scope, content, or effect of such changes. Any action by the U.S. Congress that significantly reduces Title IV Program funding or the ability of our schools or students to participate in Title IV Programs could have a material adverse effect on our student population, financial condition, results of operations, and cash flows. Legislative action may also require us to modify our practices for our schools to comply fully with applicable requirements. The adoption of any such modifications could result in additional administrative costs, which could have a material adverse effect on our financial condition, results of operations, and cash flows

Student Loan Default Rates.   An institution may lose eligibility to participate in some or all Title IV Programs if the rates at which former students default on the repayment of their federally-guaranteed or federally-funded student loans exceed specified percentages. An institution’s cohort default rate under the FFEL program is calculated on an annual basis as the rate at which student borrowers scheduled to begin repayment of their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year.

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

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

All of our schools have implemented student loan default management programs aimed at reducing the likelihood of our students’ failure to repay their loans in a timely manner. Those programs emphasize the importance of students’ compliance with loan repayment requirements and provide for extensive loan counseling, methods to increase student persistence and completion rates and graduate employment rates, and proactive borrower contacts after students cease enrollment. If any of our schools were to lose eligibility to participate in Title IV Programs due to student loan default rates being higher than the ED’s tolerable thresholds and we could not arrange for adequate alternative student financing sources, we would most likely have to close those schools, which could have a material adverse effect on our student population, financial condition, results of operations, and cash flows.

As of December 31, 2006, four of our schools had student borrowers who entered repayment in the 2003-2004 award year, the most recent year for which we have calculated and reported Perkins loan default rates to the ED. The Perkins loan cohort default rates for these four schools ranged from 11.43% to 66.67%. One of our schools, Brown College, currently participates in Title IV Programs under provisional certification due to the ED’s Perkins loan default rate criteria. CTU is our only school that continues to participate in the Federal Perkins Loan program and it had a Perkins loan cohort default rate of 11.43% for students who were scheduled to begin repayment in the 2003-2004 federal award year.

All of our schools participate in the FFEL program, with the exception of Kitchen Academy, and none of them had an FFEL cohort default rate of 25% or greater during any of the last three federal fiscal years.

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

Currently, none of our schools is required to post a letter of credit or accept other conditions on its participation in Title IV Programs due to failure to satisfy the ED’s financial responsibility standards. Our consolidated composite score as of and for the year ended December 31, 2006, was 3.0, relative to a maximum score of 3.0. If, however, we or any of our schools fail to satisfy the ED’s financial responsibility standards in the future, our financial condition, results of operations, and cash flows could be materially adversely affected.

Return and Refunds of Title IV Program Funds.   An institution participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that were disbursed to students who withdrew from educational programs before completing the programs, and must return those funds in a timely manner. Institutions have historically been required to return such funds within 30 days of the date the institution determines that the student has withdrawn, but, based upon changes to the HEA in 2006, the deadline to return such funds has been changed to 45 days for any student who withdrew from school on or after July 1, 2006. An institution that is found to be in non-compliance with ED refund requirements for either of the last two completed fiscal years must post a letter of credit in favor of the ED in an amount equal to 25 percent of the total Title IV Program refunds paid by the institution during its prior fiscal year. Due to non-compliance with ED refund requirements related to timeliness at 14 of our schools, we had posted a total of $3.9 million in letters of credit in favor of the ED as of December 31, 2006.

Change of Ownership or Control.   When an institution undergoes a change of ownership resulting in a change of control, as that term is defined by the state in which it is located, its accrediting agency and the ED, it must secure the approval of those agencies to continue to operate and to continue to participate in Title IV Programs. If the institution is unable to re-establish state authorization and accreditation requirements and satisfy other requirements for certification by the ED, the institution may lose its authority to operate and its ability to participate in Title IV Programs. An institution whose change of ownership or control is approved by the appropriate authorities is nonetheless provisionally recertified by the ED for a period of up to three years. Transactions or events that constitute a change of control by one or more of the applicable regulatory agencies, including the ED, applicable state agencies, and accrediting bodies, include the acquisition of an institution from another entity or significant acquisition or disposition of an institution’s equity. It is possible that some of these events may occur without our control. Our failure to obtain, or a delay in obtaining, a required approval of any change in control from the ED, applicable state agencies, or accrediting agencies could impair our ability or the ability of the affected schools to participate in Title IV Programs. If we were to undergo a change of control and a material number of our schools failed to obtain the required approvals from applicable regulatory agencies in a timely manner, our student population, financial condition, results of operations, and cash flows could be materially adversely affected.

When we acquire an institution that is eligible to participate in Title IV Programs, that institution undergoes a change of ownership resulting in a change of control as defined by the ED. Each of our acquired schools in the U.S. has undergone a certification review under our ownership and has been certified to participate in Title IV Programs on a provisional basis. Currently, seven of our schools participate in Title IV Programs under provisional certification due to the ED’s change of ownership criteria. The potential adverse effects of a change of control under ED regulations may influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance, or redemption of our common stock.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

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

In a January 19 2007, letter, we received a notice from the ED that it had lifted the growth restrictions that it imposed in June 2005, which had restricted our ability to open additional domestic campuses. This notice was preceded by the ED’s approval during 2006 of applications for IADT campus locations in San Antonio, Texas and Sacramento, California to participate in Title IV Programs.

Six of our schools are currently in the start-up stage. Our two new IADT branch campus locations in San Antonio, Texas and Sacramento, California are now enrolling for spring 2007 starts. Enrollments are expected to begin by the end of 2007 for our LCB Boston and LCB Dallas branch campuses. Our IADT Seattle and IADT Las Vegas branch campuses were opened in 2004 and are now fully operational.

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

Title IV Programs but continued to disburse Title IV Program funds, the ED would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

During the years ended December 31, 2006, 2005, and 2004, our schools from continuing and discontinued operations that participated in Title IV Programs received, in the aggregate, approximately 62%, 61%, and 58%, respectively, of total cash-basis revenue from Title IV Programs. We monitor compliance with this requirement to minimize the risk that any of our schools would derive more than the maximum allowable percentage of its cash-basis revenue from Title IV Programs for any fiscal year. If one of our schools appeared likely to approach the maximum allowable percentage threshold, we would consider making changes in student funding and financing to ensure compliance with the rule. If any of our schools were to lose eligibility to participate in Title IV Programs, and we were not able to arrange for adequate alternative financing sources for the students attending such school, we would most likely have to close the school, which could have a material adverse effect on our student population, financial condition, results of operations, and cash flows.

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

Restrictions on Distance Education Programs.   Under prior law, an institution participating in Title IV Programs was required to offer less than one half of its courses over telecommunication networks, including the Internet, or by correspondence, and an institution that offered one half or more of its courses over telecommunication networks or by correspondence ceased to be eligible to participate in Title IV Programs (the “50% Rule”). The Deficit Reduction Act of 2005 eliminated the 50% Rule, effective July 1, 2006.

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

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

Currently, 10 of our schools remain on provisional certification with the ED. Six of our schools are on provisional certification because the initial period of their provisional certification following a change in control has not expired, one school is on provisional certification due to late refunds of Title IV Program funds, one school is on provisional certification due to its Federal Perkins Loan default rate, and two schools are on provisional certification due to ongoing ED program reviews.

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

If the results of any such audits, reviews, investigations, claims, or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, additional oversight and reporting, or other civil or criminal penalties. In addition, if the ED or another regulatory agency determined that one of our schools improperly disbursed Title IV Program funds or violated a provision of the HEA or the ED’s regulations, that school could be required to repay such funds, and could be assessed an administrative fine. We have several such matters pending against us or one or more of our schools. See Note 13 “Commitments and Contingencies—Federal, State, and Accrediting Body Regulatory Actions” of these notes to our consolidated financial statements for a detailed discussion of certain of these matters.

21.          QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

2006 Quarters	First	Second	Third	Fourth
	(In thousands, except per share data)
Revenue(1)	$484,641	$448,182	$423,672	$429,124
Income (loss) from continuing operations(1)	100,583	(18,993)	40,475	48,409
Loss from discontinued operations(1)	(12,839)	(8,837)	(7,297)	(19,210)
Net income (loss)	52,699	(47,509)	20,715	20,664
Net income (loss) per share(2):
Basic	$0.54	$(0.49)	$0.22	$0.22
Diluted	0.53	(0.49)	0.22	0.21

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006, 2005, and 2004

2005 Quarters	First	Second	Third	Fourth
	(In thousands, except per share data)
Revenue(1)	$452,660	$447,289	$448,935	$479,614
Income from continuing operations(1)	101,022	89,156	89,902	110,793
Loss from discontinued operations(1)	(5,903)	(3,632)	(3,631)	(3,405)
Net income	55,922	52,763	54,935	70,258
Net income per share(2):
Basic	$0.55	$0.51	$0.55	$0.72
Diluted	0.53	0.50	0.53	0.70

(1)          Amounts prior to the fourth quarter of 2006 reflected in table above differ from previously filed quarterly reports. During the fourth quarter of 2006, we began to classify the results of operations of Gibbs division schools and certain Colleges division schools held for sale as discontinued operations. See Note 4 “Discontinued Operations” of these notes to our consolidated financial statements for further discussion of our discontinued operations.

(2)          Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree with the annual earnings per share share amount for the corresponding year.

22.          VALUATION AND QUALIFYING ACCOUNTS

		2006 Activity
	Balance 12/31/05	Charges to Expense	Acquired Balances	Amounts written-off	Balance 12/31/06
	(In thousands)
Student receivable allowance	$37,961	$55,759	—	$(65,188)	$28,532
Deferred income tax valuation allowance	5,772	(1,057)		—	4,715

		2005 Activity
	Balance 12/31/04	Charges to Expense	Acquired Balances	Amounts written-off	Balance 12/31/05
	(In thousands)
Student receivable allowance	$44,228	$73,911	—	$(80,178)	$37,961
Deferred income tax valuation allowance	5,398	374		—	5,772

		2004 Activity
	Balance 12/31/03	Charges to Expense	Acquired Balances	Amounts written-off	Balance 12/31/04
	(In thousands)
Student receivable allowance	$30,474	$77,131	—	$(63,377)	$44,228
Deferred income tax valuation allowance	4,295	1,103		—	5,398

23.          SUBSEQUENT EVENTS

In January 2007, we acquired all of the issued and outstanding stock of Istituto Marangoni for approximately $40.0 million, including acquisition costs of approximately $1.9 million. Istituto Marangoni is a world-renowned post-secondary fashion and design school with locations in Milan, London, and Paris. The acquisition expands our European operations and marks our entry into the Italian market.

We are currently in the process of allocating the purchase price to the estimated fair value of assets acquired and liabilities assumed as of the acquisition date.