Form 10-Q
period 2007-03-31
CAREER EDUCATION CORP
filed 2007-05-03
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 0-23245

CAREER EDUCATION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-3932190
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

2895 Greenspoint Parkway, Suite 600,
Hoffman Estates, Illinois	60169
(Address of principal executive offices)	(Zip Code)

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of May 1, 2007: 95,014,040

CAREER EDUCATION CORPORATION
INDEX

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$165,593	$188,058
Investments	284,234	259,766
Total cash and cash equivalents and investments	449,827	447,824
Receivables:
Students, net of allowance for doubtful accounts of $26,791 and $28,532 as of March 31, 2007, and December 31, 2006, respectively	45,063	48,160
Other, net	7,768	8,084
Prepaid expenses	42,188	29,457
Inventories	18,318	16,713
Deferred income tax assets	6,705	10,970
Assets held for sale	64,455	69,171
Other current assets	16,822	32,064
Total current assets	651,146	662,443
PROPERTY AND EQUIPMENT, net	341,606	349,414
GOODWILL	379,454	349,703
INTANGIBLE ASSETS, net	45,708	33,984
OTHER ASSETS	28,432	30,119
TOTAL ASSETS	$1,446,346	$1,425,663
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$12,840	$12,098
Accounts payable	27,468	29,861
Accrued expenses:
Payroll and related benefits	23,804	26,678
Income taxes	19,588	—
Other	79,728	78,513
Deferred tuition revenue	143,507	131,651
Liabilities held for sale	32,008	33,702
Total current liabilities	338,943	312,503
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	3,293	2,763
Deferred rent obligations	89,710	90,013
Deferred income tax liabilities	16,244	16,527
Other	8,946	7,979
Total long-term liabilities	118,193	117,282
SHARE-BASED AWARDS SUBJECT TO REDEMPTION	12,084	13,477
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 107,391,662 and 106,923,310 shares issued, 94,974,490 and 96,148,825 shares outstanding as of March 31, 2007, and December 31, 2006, respectively	1,074	1,069
Additional paid-in capital	678,945	666,780
Accumulated other comprehensive income	6,774	5,683
Retained earnings	706,619	675,188
Cost of 12,417,172 and 10,774,485 shares in treasury as of March 31, 2007, and December 31, 2006, respectively	(416,286)	(366,319)
Total stockholders’ equity	977,126	982,401
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,446,346	$1,425,663

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2007	2006
REVENUE:
Tuition and registration fees	$405,054	$465,281
Other	18,954	19,360
Total revenue	424,008	484,641
OPERATING EXPENSES:
Educational services and facilities	141,647	138,992
General and administrative	215,375	228,193
Depreciation and amortization	18,781	17,776
Total operating expenses	375,803	384,961
Income from operations	48,205	99,680
OTHER INCOME (EXPENSE):
Interest income	4,705	4,294
Interest expense	(354)	(338)
Share of affiliate earnings	1,712	903
Miscellaneous income	238	156
Total other income	6,301	5,015
Income before provision for income taxes	54,506	104,695
PROVISION FOR INCOME TAXES	19,895	39,157
Income from continuing operations	34,611	65,538
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(4,573)	(12,839)
NET INCOME	$30,038	$52,699
NET INCOME PER SHARE—BASIC:
Income from continuing operations	$0.36	$0.67
Loss from discontinued operations	(0.05)	(0.13)
Net income	$0.31	$0.54
NET INCOME PER SHARE—DILUTED:
Income from continuing operations	$0.36	$0.65
Loss from discontinued operations	(0.05)	(0.12)
Net income	$0.31	$0.53
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	96,282	98,143
Diluted	96,798	100,220

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other
	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Paid-in Capital	Comprehensive Income	Retained Earnings	Total
BALANCE, December 31, 2006	106,924	$1,069	(10,774)	$(366,319)	$666,780	$5,683	$675,188	$982,401
Net income	—	—	—	—	—	—	30,038	30,038
Foreign currency translation	—	—	—	—	—	1,085	—	1,085
Unrealized gain on investments	—	—	—	—	—	6	—	6
Total comprehensive income								31,129
Treasury stock purchased	—	—	(1,643)	(49,967)	—	—	—	(49,967)
Share-based compensation	—	—	—	—	3,101	—	—	3,101
Common stock issued under:
Stock option plans	425	4	—	—	6,234	—	—	6,238
Employee stock purchase plan	43	1	—	—	905	—	—	906
Tax benefit of options exercised	—	—	—	—	1,925	—	—	1,925
Adjustment to share-based awards subject to redemption	—	—	—	—	—	—	1,393	1,393
BALANCE, March 31, 2007	107,392	$1,074	(12,417)	$(416,286)	$678,945	$6,774	$706,619	$977,126

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,038	$52,699
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment charge	—	10,389
Depreciation and amortization expense	18,781	21,009
Compensation expense related to share-based awards	3,101	4,015
Loss on disposition of property and equipment	1	23
Share of affiliate earnings, net of dividends received	230	(903)
Changes in operating assets and liabilities, net of acquisition	36,996	35,405
Net cash provided by operating activities	89,147	122,637
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition, net of acquired cash	(30,324)	—
Acquisition transaction costs	(1,106)	—
Purchases of property and equipment	(16,812)	(17,543)
Purchases of available-for-sale investments	(209,454)	(361,619)
Sales of available-for-sale investments	186,955	243,772
Other	6	(5)
Net cash used in investing activities	(70,735)	(135,395)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(49,967)	(24,925)
Issuance of common stock	7,144	2,932
Tax benefit associated with stock option exercises	1,925	720
Payments of capital lease obligations and other long-term debt	(29)	(89)
Net cash used in financing activities	(40,927)	(21,362)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	706	834
NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,809)	(33,286)
DISCONTINUED OPERATIONS CASH ACTIVITY INCLUDED ABOVE:
Add: Cash balance of discontinued operations at beginning of the period	1,758	3,033
Less: Cash balance of discontinued operations at end of the period	2,414	1,995
CASH AND CASH EQUIVALENTS, beginning of the period	188,058	129,275
CASH AND CASH EQUIVALENTS, end of the period	$165,593	$97,027

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                 DESCRIPTION OF THE COMPANY

We are a dynamic educational services company committed to quality, career-focused learning and led by passionate professionals who inspire individual worth and lifelong achievement. Since our founding in 1994, we have progressed rapidly toward our goal of becoming the world’s leading provider of quality educational services. We are one of the world’s leading on-ground providers of private, for-profit, postsecondary education and have a substantial presence in online education. Our schools and universities prepare students for professionally and personally rewarding careers through the continuing operation of 75 on-ground campuses located throughout the United States and in France, Canada, Italy, and the United Kingdom and two fully-online academic programs.

Our schools and universities offer doctoral degree, master’s degree, bachelor’s degree, associate degree, and non-degree certificate and diploma programs in the following core career-oriented disciplines:

•       Culinary Arts: Programs within this discipline include culinary arts, hotel and restaurant management, and baking and pastry arts.

•       Visual Communication and Design Technologies: Programs within this discipline include desktop publishing, graphic design, fashion design and merchandising, interior design, graphic imaging, web page design, animation, photography, game design, digital film and media, and visual journalism.

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

•       Information Technology: Programs within this discipline include PC/LAN, PC/Net, computer technical support, computer network operation, computer information management, computer science, computer engineering, and computer programming.

2.                 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The condensed consolidated balance sheet as of December 31, 2006, has been derived from the audited consolidated financial statements as of that date but does not include all of the information and notes required by GAAP for complete financial statements. For additional information, refer to the consolidated financial statements and notes to consolidated financial statements as of and for the year ended December 31, 2006, included in Part IV, Item 15 of our Annual Report on Form 10-K for

the year ended December 31, 2006, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2007.

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

3.                 BUSINESS ACQUISITION

On January 25, 2007, we acquired 100% of the issued and outstanding stock of Istituto Marangoni for approximately $37.2 million. The purchase price was funded with cash generated from operating activities. Istituto Marangoni is a world-renowned private, for-profit, post-secondary fashion and design school with locations in Milan, Italy; London, England; and Paris, France. We acquired Istituto Marangoni primarily because of its potential for market leadership, the economic attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. The acquisition of Istituto Marangoni also provides us with a platform for additional expansion in Europe and represents our entry into the Italian educational market.

The purchase price of approximately $39.6 million, including acquisition costs of approximately $2.4 million, was allocated to the estimated fair values of acquired tangible and identifiable intangible assets of approximately $27.0 million and assumed liabilities of approximately $16.2 million as of January 25, 2007. Intangible assets acquired include, among others, trade names with a total estimated fair value of approximately $9.8 million and student contracts with an estimated fair value of approximately $1.5 million. Based on our preliminary purchase price allocation, we have recorded goodwill of approximately $28.8 million. We do not expect any portion of this goodwill balance to be deductible for income tax reporting purposes.

Subsequent adjustments may be made to the purchase price and the purchase price allocation. However, we do not believe that any such adjustments will be significant.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of January 25, 2007 (in thousands):

Current assets	$12,648
Property and equipment	2,099
Intangible assets not subject to amortization
Trade names	9,782
Intangible assets subject to amortization
Student contracts (1.5-year useful life)	1,456
Covenant not to compete (3-year usefull life)	479
Goodwill	28,793
Other assets	541
Total assets acquired	55,798
Current liabilities	11,134
Long-term liabilities	5,070
Total liabilities assumed	16,204
Net assets acquired	$39,594

Supplemental pro forma financial statement disclosures have not been included as this acquisition was not material to our consolidated financial position or results of operations.

4.                 FINANCIAL INSTRUMENTS

Cash and Cash Equivalents and Investments

Cash equivalents include short-term investments with a term to maturity of less than 90 days.

The postsecondary education industry includes approximately 6,500 institutions that participate in federally-sponsored financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended (“HEA,”), which we refer to as “Title IV Programs.”  The U.S. Department of Education (“ED”) requires that Title IV Program funds collected in advance of student billings be kept in a separate cash account until the students are billed for the portion of their program related to those Title IV Program funds collected. The ED further requires that Title IV Program funds be disbursed to students within three business days of receipt. We do not recognize restricted cash balances on our consolidated balance sheet until all restrictions have lapsed. As of March 31, 2007, and December 31, 2006, the amount of restricted cash balances held in separate cash accounts was not significant. Restrictions on cash balances have not affected our ability to fund daily operations.

Investments, which primarily consist of municipal auction rate securities, are classified as “available-for-sale” in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities and are recorded at fair value. Any unrealized gains or temporary unrealized losses, net of income tax effects, are reported as a component of accumulated other comprehensive income on our consolidated balance sheet. Realized gains and losses are computed on the basis of specific identification and are included in miscellaneous other income (expense) in our consolidated income statement. As of March 31, 2007, our investments in municipal auction rate securities generally have stated terms to maturity of greater than one year. However, we classify such investments as current on our consolidated balance sheet because we are generally able to divest our holdings in municipal auction rate securities at auction 30 days from our purchase date. Cash and cash equivalents and investments consist of the following as of March 31, 2007, and December 31, 2006 (in thousands):

	March 31, 2007
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$57,876	$—	$—	$57,876
Money market funds	107,717	—	—	107,717
Commercial paper	—	—	—	—
Total cash and cash equivalents	165,593	—	—	165,593
Investments (available-for-sale):
Auction rate municipal bonds	282,632	—	(2)	282,630
Asset-backed securities	—	—	—	—
Commercial paper	—	—	—	—
Mortgage-backed securities	1,610	1	(7)	1,604
Total investments	284,242	1	(9)	284,234
Total cash and cash equivalents and investments	$449,835	$1	$(9)	$449,827

	December 31, 2006
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$49,164	$—	$—	$49,164
Money market funds	120,934	—	—	120,934
Commercial paper	17,958	2	—	17,960
Total cash and cash equivalents	188,056	2	—	188,058
Investments (available-for-sale):
Auction rate municipal bonds	249,007	2	(1)	249,008
Asset-backed securities	8,203	—	(2)	8,201
Mortgage-backed securities	2,566	—	(9)	2,557
Total investments	259,776	2	(12)	259,766
Total cash and cash equivalents and investments	$447,832	$4	$(12)	$447,824

Student Receivables Valuation Allowance

Changes in our student receivables allowance during the three months ended March 31, 2007 and  2006, were as follows:

	Balance,			Purchase
	Beginning of	Charges to	Amounts	Accounting	Balance, End
	Period	Expense	Written-off	Adjustment	of Period
	(In thousands)
For the three months ended March 31, 2007	$28,532	$7,725	$(9,475)	$9	$26,791
For the three months ended March 31, 2006	$37,961	$13,268	$(15,549)	$—	$35,680

Credit Agreements

As of March 31, 2007, we have outstanding under our $200.0 million U.S. Credit Agreement revolving loans totaling $11.6 million and letters of credit totaling $16.1 million. Credit availability under our U.S. Credit Agreement as of March 31, 2007, is $172.3 million.

As of March 31, 2007, we have no revolving loans outstanding under our $10.0 million (USD) Canadian Credit Agreement.

5.     RECOURSE LOAN AGREEMENTS

We have entered into agreements with Sallie Mae and Stillwater National Bank (“Stillwater”) to provide private recourse loans to qualifying students.

Sallie Mae.   Our original recourse loan agreement with Sallie Mae was effective from July 1, 2002, to February 28, 2006. We entered into a new risk sharing agreement with Sallie Mae effective March 1, 2006, which has an expiration date of June 30, 2009. Under both our original and subsequent recourse loan agreements with Sallie Mae, we are required to deposit 20% of all recourse loans funded into a Sallie Mae reserve account.

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

In October 2006, we negotiated an amendment to our risk sharing agreement that reduced the minimum credit score required for our students to qualify for non-recourse loans under Sallie Mae’s non-recourse loan program. The amendment also reduced loan fees and interest rates charged to our students for both non-recourse and recourse loans funded by Sallie Mae. Under the amendment, we are obligated to pay Sallie Mae a discount fee equal to 25% of all recourse loans funded under the agreement after March 1, 2007. Pursuant to the amendment, we will no longer be required to deposit a portion of loans funded under the agreement into a Sallie Mae reserve account. In addition, we are not required to repurchase any loans funded under the agreement.

Stillwater.   The private student loans subject to the Stillwater purchase agreement are made by Stillwater to students at our schools if (1) the student demonstrates a specified minimum credit score, which is less than the minimum credit score required pursuant to our risk sharing agreement with Sallie Mae, (2) any bankruptcy proceeding involving the student has been discharged for at least 18 months, and (3) the student is not in default or delinquent with respect to any prior student loan. The loans are serviced by Sallie Mae. Under the terms of the purchase agreement, Stillwater retains 50% of the loan amounts disbursed and deposits this amount into a reserve account. Under the terms of the purchase agreement, Stillwater has an option, but not an obligation, to sell to us 100% of these private student loans on a monthly basis. We are required to purchase all private student loans offered for sale by Stillwater for a price equal to the current principal balance plus accrued interest. To date, we have purchased all private student loans offered for sale by Stillwater. Upon purchase of private student loans from Stillwater, we receive all funds that were placed into the reserve account with respect to the specific loans purchased.

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

On January 29, 2007, we provided Stillwater with a 90-day notice to terminate our purchase agreement. Pursuant to such notice, our purchase agreement terminated on April 29, 2007. However, we are still obligated to purchase any loans made by Stillwater prior to this termination date when offered by Stillwater for sale.

The following table reflects selected information with respect to each of our recourse loan agreements, including cumulative loan disbursements and purchase activity under the agreements from inception through March 31, 2007 (in millions, except for cumulative loan limits per student):

	Agreement	Disbursed		Cumulative Loan Limit	Loans	Loans	Loans We May be Required to
Lender	Effective Date	Loan Limit		Per Student (5)	Disbursed	Purchased	Purchase
Sallie Mae	July 2002 to June 2009 (1)	$180.0	(3)	$12,000 to $39,000	$135.3	$26.7	$0.4
Stillwater	December 2003 to April 2007 (2)	$20.0	(4)	$7,500 to $13,500	$24.9	$30.1	$0.6

(1)          Our original recourse loan agreement with Sallie Mae was effective from July 1, 2002 to February 28, 2006. We have entered into a new recourse loan agreement effective March 1, 2006, that has an expiration date of June 30, 2009.

(2)          The Stillwater purchase agreement commenced in December 2003 and had no stated termination date. This agreement terminated effective April 29, 2007.

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

Costs associated with our recourse loan agreements as of and for the three months ended March 31, 2007 and 2006, are set forth below (in thousands). As discussed above, costs incurred in connection with our Sallie Mae agreements are classified as a component of educational services and facilities expense in our consolidated statement of income, and costs incurred in connection with our Stillwater agreement are classified as a reduction of tuition and registration fee revenue in our consolidated statement of income.

	For the Three Months ended March 31,
	2007	2006
Sallie Mae	$2,248	$1,591
Stillwater	$1,591	$1,203

Outstanding recourse loan deposit, contra-deposit, loan receivable, and contra-loan receivable balances as of March 31, 2007, and December 31, 2006, are set forth below (in thousands).

	Deposits	Contra- Deposits	Net Book Value
Sallie Mae
As of March 31, 2007	$803	$188	$615
As of December 31, 2006	$764	$143	$621
Stillwater
As of March 31, 2007	$330	$330	$—
As of December 31, 2006	$702	$702	$—

	Loan Receivable	Allowance For Uncollectible Loans	Net Book Value
Sallie Mae
As of March 31, 2007	$26,408	$26,408	$—
As of December 31, 2006	$24,266	$24,266	$—
Stillwater
As of March 31, 2007	$25,148	$15,704	$9,444
As of December 31, 2006	$24,870	$15,353	$9,517

6.                 GOODWILL

Changes in the carrying amount of goodwill during the three months ended March 31, 2007, by reportable segment are as follows (in thousands):

			Culinary	Health
	Academy	Colleges	Arts	Education	International	University
	segment	segment	segment	segment	Segment	segment	Total
Goodwill balance as of December 31, 2006	$14,064	$27,883	$75,148	$131,060	$13,982	$87,566	$349,703
Goodwill related to 2007 acquisitions	—	—	—	—	28,793	—	28,793
Effect of foreign currency exchange rate changes	38	—	—	—	920	—	958
Goodwill balance as of March 31, 2007	$14,102	$27,883	$75,148	$131,060	$43,695	$87,566	$379,454

On the first day of January of each year, our goodwill balances are reviewed for impairment through the application of a fair-value-based test. The results of the test as of January 1, 2007, indicated no goodwill impairment, as, for all reporting units, which we define as our school operating divisions, our estimate of reporting unit fair value exceeded the carrying value of the reporting unit. Our estimate of fair value for each of our reporting units was based primarily on projected future operating results and cash flows and other assumptions. Although we believe our projections and resulting estimates of fair value are reasonable, historically, our projections have not always been achieved.

7.                 COMMITMENTS AND CONTINGENCIES

Litigation

We are, or were, a party to the following pending legal proceedings that are outside the scope of ordinary routine litigation incidental to our business.

Employment Litigation

Vander Vennet, et al. v. American InterContinental University, Inc., et al.   As previously disclosed, on August 24, 2005, former admissions advisors of American InterContinental University (“AIU”) Online filed a lawsuit in the United States District Court for the Northern District of Illinois alleging that we, AIU Online, and the President of our University division violated the Fair Labor Standards Act (“FLSA”), the Illinois Minimum Wage Law, and the Illinois Wage Payment and Collection Act by failing to pay the plaintiffs for all of the overtime hours they allegedly worked. Plaintiffs seek unspecified lost wages, liquidated damages, attorneys’ fees, and injunctive relief. The plaintiffs are also seeking certification as a class under the FLSA. On December 22, 2005, and April 7, 2006, the court granted plaintiffs’ motions to send FLSA Notice, and plaintiffs’ counsel has distributed such notice to certain current and former admissions advisors. On April 7, 2006, the court granted the plaintiffs’ motion to expand the class to include temporary admissions advisors. The deadline for potential plaintiffs to opt-in to this lawsuit was June 23, 2006. Less than 10 percent of the persons to whom notice of the suit was sent, including current and former admissions advisors, have joined the litigation. Defendants deny all of the material allegations in the complaint and are vigorously defending the claims and opposing class certification. The parties are currently engaged in discovery.

Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of this matter. An unfavorable outcome could have a material adverse impact on our business, results of operations, cash flows, and financial position.

Securities Litigation

In re Career Education Corporation Securities Litigation.   As previously disclosed, In re Career Education Corporation Securities Litigation represents the consolidation into one suit of six purported class action lawsuits filed between December 9, 2003, and February 5, 2004, in the United States District Court for the Northern District of Illinois by and on behalf of certain purchasers of our common stock, against us, John M. Larson, a former officer of CEC, and Patrick K. Pesch, a current officer of the Company. The lawsuit alleged that, in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, the defendants made certain material misrepresentations and failed to disclose certain material facts about the condition of our business and prospects during the putative class period, causing the respective plaintiffs to purchase shares of our common stock at artificially inflated prices. The plaintiffs further claimed that Larson and Pesch were liable as control persons under Section 20(a) of the Exchange Act. On March 29, 2007, the court granted the defendants’ motion to dismiss for failure to state a claim and dismissed with prejudice the plaintiffs’ third amended consolidated complaint. Plaintiffs filed a notice of appeal on April 24, 2007.

Derivative Actions.   As previously disclosed, on January 5, 2004, a derivative action captioned McSparran v. John M. Larson, et al. (“McSparran”) was filed in the United States District Court for the Northern District of Illinois on behalf of CEC against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, Nick Fluge, Jacob P. Gruver, and Todd H. Steele and CEC as a nominal defendant. Each individual defendant in this action is or was one of our officers or directors. The lawsuit alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and breach of fiduciary duties for insider stock sales and misappropriation of information, generally based on allegations of conduct similar to that complained of in the In re Career Education Corporation Securities Litigation matter described above. On February 28, 2007, the court granted the defendants’ motion to dismiss for failure to plead demand futility and dismissed with prejudice the plaintiffs’ amended derivative complaint. Plaintiffs filed a notice of appeal on March 26, 2007.

As previously disclosed, on July 2, 2004, a derivative action captioned Xiao-Qiong Huang v. John M. Larson, et al., was filed in the Circuit Court of Cook County, Illinois, Chancery Division, on behalf of CEC against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, Nick Fluge, and Jacob P. Gruver and CEC as a nominal defendant. Each of the individual defendants is or was one of our officers or directors. The lawsuit alleges breach of fiduciary duty and misappropriation of confidential information for personal profit by the individual defendants and seeks contribution and indemnification on behalf of CEC. On September 12, 2005, the court granted defendants’ motion to stay the case until further order of the court in deference to the prior filed McSparran action.

As previously disclosed, on November 10, 2004, a derivative suit captioned Nicholas v. Dowdell, et al., was filed in the Chancery Court of New Castle County, Delaware, on behalf of CEC against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, Nick Fluge, and Jacob P. Gruver and CEC as a nominal defendant. The lawsuit alleges breach of fiduciary duty for insider stock sales and misappropriation of confidential information, breach of fiduciary duty of good faith, and unjust enrichment and seeks a constructive trust, disgorgement of profits, damages, costs, and attorneys’ fees. On March 17, 2005, the court granted the parties’ joint motion to stay the action pending final resolution of the McSparran action.

As previously disclosed, on June 3, 2005, a derivative suit captioned Romero v. Dowdell, et al., was filed in the Chancery Court of New Castle County, Delaware, on behalf of CEC against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally and CEC as a nominal defendant. The court subsequently consolidated the Romero action with Neel v. Dowdell, et al., a case filed in the same court against the same defendants on May 15, 2006. Each of the individual defendants in the Romero and Neel actions is or was one of our officers or directors. On July 18, 2006, plaintiffs filed a consolidated derivative complaint under the caption In re Career Education Corporation Securities Litigation Derivative Litigation. The consolidated derivative complaint alleges conduct similar to that complained of in the lawsuits captioned In re Career Education Corporation Securities Litigation, McSparran, Huang, and Nicholas, described above, and seeks imposition of a constructive trust and disgorgement of profits, unspecified damages, and equitable relief and reimbursement of the plaintiffs’ costs and disbursement of the action. On March 8, 2007, the court held a hearing on the defendants’ motion to dismiss the consolidated derivative complaint or, in the alternative, to stay the case. Following the hearing, the court requested supplemental briefing from each party.

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

The misrepresentations we allege in this matter came to light during a routine change of ownership review undertaken by the Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”) subsequent to our acquisition of Western. On March 4, 2004, ACCSCT notified us of discrepancies in accreditation and approval documents related to several academic programs. Western suspended marketing, new enrollments, and disbursement of funds issued under Title IV Programs for all affected academic programs, and promptly applied for approval of all such programs. The diploma programs were approved in June 2004, and Western then resumed marketing, enrolling new students, and disbursement of Title IV Program aid to students in those programs. In July 2004, ACCSCT approved the degree programs effective upon Western’s satisfaction of certain stipulations. Western subsequently satisfied all stipulations and resumed marketing, enrollment of new students, and disbursing of Title IV Program funds to students in those programs. We are working in close cooperation with the ED and the U.S. Department of Justice to resolve any remaining issues in a manner that will best serve the interest of Western’s students. As a result of this matter, we expect that we will be required to reimburse the ED for a portion of Title IV Program funds improperly disbursed in relation to the effected programs, and we have recorded in our consolidated financial statements a reserve for the amount of the refund that we expect to pay to the ED. The pending lawsuit seeks to recover any such funds from the former owners of Western and its former accounting firm. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of this matter, but we do not expect such outcome to have a significant impact on our consolidated financial position or results of operations.

Student Litigation

Laronda Sanders, et al. v. Ultrasound Technical Services, Inc,. et al.   This action, filed on March 15, 2006, and currently pending in the United States District Court for the District of Maryland, Greenbelt Division, is brought by 21 current and former students of the Landover, Maryland, campus of Sanford-Brown Institute (“SBI”), one of our schools, on behalf of themselves and a putative class, against us and Ultrasound Technical Services, Inc. (“UTS”), one of our subsidiaries. Plaintiffs’ second amended complaint, filed on March 12, 2007, alleges that the defendants made fraudulent misrepresentations and violated the Maryland consumer fraud act by misrepresenting or failing to disclose, among other things, details regarding instructors’ experience or preparedness, availability of clinical externship assignments, and estimates for the dates upon which the plaintiffs would receive their certificates and be able to enter the work force. The complaint also alleges that defendants breached plaintiffs’ enrollment contracts by failing to provide the promised instruction, training, externships, and placement services. Plaintiffs seek actual damages, punitive damages, and costs. Discovery is ongoing.

McCarten, et al. v. Allentown Business School, Ltd. t/a Lehigh Valley College.   As previously disclosed, on September 28, 2005, a complaint was filed against Allentown Business School, Ltd. (“Allentown”), one of our subsidiaries, in the Court of Common Pleas of Lehigh County, Pennsylvania. The complaint purports to be brought on behalf of all former students of Allentown, now known as Lehigh Valley College, who received allegedly “high interest private loans,” and alleges that Allentown violated Pennsylvania’s Unfair Trade Practices and Consumer Protection Law and engaged in intentional misrepresentation, negligent misrepresentation, and negligence in connection with the enrollment and student loan information and application processes. The complaint seeks compensatory and punitive damages in an unspecified amount. On December 12, 2005, the plaintiffs filed an amended complaint asserting the same claims as set forth in the initial complaint. On December 14, 2005, Allentown moved to compel arbitration. The motion was granted by Order dated November 13, 2006. In December 2006, the plaintiffs made a Motion for Reconsideration of the Order compelling arbitration. The court denied the motion for reconsideration by Order dated December 27, 2006.

Bradley, et al. v. Sanford Brown-College, Inc., et al.   As previously disclosed, this action, filed on August 25, 2005, and currently pending in the United States District Court for the Western District of Missouri, is brought against us, two of our subsidiaries, Sanford-Brown College (“SBC”) and Colorado Technical University, Inc., and Whitman Education Group, Inc. by eight former students of the radiography program at our Sanford-Brown College (“SBC”) school in Kansas City, Missouri. The complaint alleges that the defendants made fraudulent misrepresentations and violated the Missouri Merchandising Practices Act by misrepresenting or failing to disclose, among other things, details regarding instructors’ experience or preparedness, estimates for starting salaries of program graduates, that the curriculum would prepare the students for the state board exams for radiography, that credit hours earned at SBC were transferable, that SBC reported false expense estimates and false class credits in applications for federal and state grant and loan programs, and that admissions representatives had sales quotas for enrolling new students. The complaint also alleges that the defendants breached enrollment contracts with the plaintiffs by failing to provide the promised instruction, training, and placement services. Plaintiffs seek actual damages, punitive damages, attorneys’ fees and costs, and other relief. On July 13, 2006, plaintiffs filed a second amended complaint, adding Marlin Acquisition Corp. and CTU Corporation, Inc., both subsidiaries of CEC, as additional defendants. Our motions for summary judgment with respect to Colorado Technical University, Inc. and CTU Corporation, Inc. were granted. The parties have reached an agreement in principle to settle this matter and are in the process of finalizing settlement and general release agreements.

Thurston, et al. v. Brooks College, Ltd., et al.   As previously disclosed, on March 21, 2005, a purported class action complaint was filed in the Superior Court for the State of California, County of Los Angeles, against Brooks College, one of our schools. The complaint was purportedly filed on behalf of all current and former attendees of Brooks College. The complaint alleges that Brooks College violated the California Business and Professions Code and Consumer Legal Remedies Act by allegedly misleading potential students regarding Brooks College’s admission criteria, transferability of credits, and retention and placement statistics and by engaging in false and misleading advertising. Plaintiffs seek injunctive relief, restitution, unspecified punitive and exemplary damages, attorneys’ fees, interest, costs, and other relief. On June 24, 2005, the Court ruled that this action was related to the case captioned Outten, et al. vs. Career Education Corporation, et al., which is described below. Brooks College filed an answer to the complaint on May 31, 2006.  Plaintiffs filed a motion for class certification on December 18, 2006, and we filed our opposition motion on March 5, 2007. The court has not yet set a hearing date on the motion for class certification

Nilsen v. Career Education Corporation, et al.   As previously disclosed, on February 4, 2005, three former students of Brooks Institute of Photography (“BIP”), one of our schools, filed a purported class action complaint in the Superior Court of the State of California, County of Santa Barbara, against us and BIP. The action was purportedly brought on behalf of all students who attended BIP from February 4, 2001, to the present.

Plaintiffs’ operative Third Amended Complaint states causes of action for (1) violations of the California Education Code, (2) violations of the Consumer Legal Remedies Act, (3) fraud, (4) false advertising in violation of California Business and Professions Code §17500, et seq, and (5) unfair competition in violation of California Business and Professions Code §17200, et seq. The plaintiffs primarily allege that BIP violated the California Education Code, the California Consumer Legal Remedies Act, and California’s Unfair Competition Law by allegedly misleading potential students regarding BIP’s placement rates and by engaging in false and misleading advertising. The plaintiffs seek injunctive relief, disgorgement of profits, punitive damages, interest, and attorneys’ fees and costs. On October 11, 2006, the Court overruled the defendants’ demurrers and motion to strike a portion of the Third Amended Complaint.

Plaintiffs filed their motion for class certification on February 14, 2007.   We have taken discovery from the class representatives. The hearing on the motion for class certification is set for September 11, 2007.

Outten, et al. v. Career Education Corporation, et al.   As previously disclosed, a purported class action was filed in the Superior Court of the State of California, County of Los Angeles, against us and AIU, one of our schools. The operative complaint, which claims to have been brought on behalf of present and former students of AIU, alleges that AIU violated the California Unfair Competition Law (California Business and Professions Code), the California Consumer Legal Remedies Act, and the California Education Code and engaged in common law consumer fraud by purportedly misleading potential students regarding AIU’s placement rates. The plaintiffs, on behalf of the putative class, seek injunctive relief, restitution, unspecified punitive and exemplary damages, attorneys’ fees and costs, interest, and other relief. On March 10, 2005, defendants filed an answer to the second amended complaint as well as a cross-complaint against one of the named plaintiffs for unpaid tuition. On June 24, 2005, the Court ruled that this action was related to another action captioned Thurston, et al. v. Brooks College, Ltd., et al., which is described above. A hearing on plaintiffs’ motion to certify a class is scheduled for May 25, 2007. No trial date has been set for this matter.

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

Federal, State, and Accrediting Body Regulatory Actions

Our schools are subject to extensive regulation by federal and state governmental agencies and accrediting bodies. On an ongoing basis, we evaluate the results of our internal compliance monitoring activities and those of applicable regulatory agencies, and, when appropriate, record liabilities to provide for the estimated costs of any necessary remediation. The following is an update of selected recent regulatory and accreditation actions affecting us and certain of our schools.

Federal Regulatory Matters

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

In a November 6, 2006, meeting, officials of the ED informed us that the ED would select 10 to 12 of our institutions for program reviews to be conducted before it would consider lifting the restrictions on new applications described above. During the months of November and December, 2006 and January and February 2007, the ED conducted site visits at 10 of our institutions as part of such program reviews.

The ED notified us in a January 19, 2007, letter that, based upon the preliminary results of these program reviews, it would remove the growth restrictions that it imposed in June 2005. The ED stated that any subsequent request by us to expand our operations would be considered in accord with the ED’s standard operating procedures. The ED emphasized that the removal of the growth restrictions should not be construed to suggest that any Title IV compliance issues identified had been resolved or that program reviews currently in process would be concluded.

The following is an update on the status of pending ED program reviews:

As previously disclosed, an ED program review is currently pending for our Gibbs College school in Livingston, New Jersey, and the school’s branch campus, Katharine Gibbs School in Piscataway, New Jersey. In January 2004, the school responded to the ED’s initial findings report. In June 2005, the ED performed a follow-up review, and, in September 2005, the ED notified the school that additional information was required in response to its initial findings report. In November 2005, the school provided the ED with the requested additional information, and the school is awaiting a response from the ED.

As previously disclosed, in July 2006, our Briarcliffe College school was notified by the ED of the ED’s intent to conduct a program review. The school provided the ED with all information requested pursuant to the program review and is awaiting the ED’s program review report.

In November 2006, The Cooking and Hospitality Institute of Chicago, Gibbs College in Boston, MA, Katharine Gibbs School in New York, NY, Gibbs College in Vienna, VA, Lehigh Valley College, Brooks Institute of Photography, California Culinary Academy, Sanford-Brown Institute in Atlanta, and American InterContinental University were each notified by the ED of the ED’s intent to conduct program reviews at the schools. In January 2007, our Western School of Health and Business Careers was notified by the ED of the ED’s intent to conduct a program review at the school. The ED has begun but has not yet completed each of these program reviews.

We are committed to resolving all issues identified in connection with these program reviews to the ED’s satisfaction and ensuring that our schools operate in compliance with all ED regulations.

We were advised that the Office of Inspector General of the ED (OIG) is conducting an investigation of our LCB-Atlanta school. In connection with this inquiry, LCB-Atlanta received a subpoena from the OIG seeking certain information. Generally, the subpoena calls for the production of information concerning the administration of Title IV Program funds at the school and related matters. We are in the process of providing documents and information in response to the subpoena, and intend to cooperate fully with the OIG in connection with this matter.

We cannot predict the outcome of these ED actions, and any unfavorable outcomes could have a material adverse effect on our business, results of operations, cash flows, and financial position.

SEC and Department of Justice Investigations.   As previously disclosed, on January 7, 2004, we received notification from the Midwest Regional Office of the SEC that it was conducting an inquiry concerning us and requested that we voluntarily provide certain information. On June 22, 2004, the SEC staff notified us that it was conducting a formal investigation. On April 5, 2006, we disclosed that we were advised by the staff of the Midwest Regional Office of the SEC that the staff intends to recommend to the SEC that it terminate its investigation of us. The staff of the SEC also advised us that it will recommend that no enforcement action be taken against us. Recommendations by the SEC staff do not constitute final action by the SEC, as the SEC thereafter makes its own determination as to whether to follow the recommendations of the SEC staff.

The U.S. Department of Justice (“Justice Department”) in Chicago notified us on April 19, 2007 that it was declining prosecution and closing its grand jury investigation of us. We first became aware of and disclosed the investigation in 2004. With the notification from the Justice Department, the investigation has now been terminated with no action taken against us.

As previously disclosed, we received a letter from the Civil Division of the Justice Department in Washington, D.C., dated May 30, 2006, advising us that the Justice Department was reviewing allegations that certain of our schools may have submitted false claims or statements to the ED. The letter requested that we provide documents relating to various subject areas. The Justice Department has indicated that this review is informational in nature. We have voluntarily responded to the Justice Department’s request for information and have cooperated fully with it. We believe this Civil Division informational review is ongoing.

State Regulatory Matters

Katharine Gibbs- New York (“Gibbs-NY”).   In April, 2006, the Office of College and University Evaluation of the New York State Education Department (the “Education Department”) conducted a site visit to Gibbs-NY. The purpose of the visit was to examine Gibbs-NY’s compliance with the regulations of the Education Department. On June 28, 2006, the Education Department issued a draft report relating to its site visit. The draft report included a number of findings and recommendations and indicated that Gibbs-NY may be out of compliance with Education Department regulations in several areas. Gibbs-NY was given until August 29, 2006, to comment on the draft report, point out factual errors, provide new information, and respond to the recommendations set forth therein. Gibbs-NY submitted a response to the draft report within the prescribed time period.

On January 25, 2007, the Education Department issued a final report stating that though the school had addressed many of the Education Department’s recommendations, additional action was required. Gibbs-NY submitted a response to the Education Department’s remaining concerns on March 23, 2007, and anticipates a follow-up review in the next several months. The Education Department stated that, absent a finding of substantial compliance with registration standards in the follow-up review, it will terminate the registration of all degree programs at Gibbs-NY. While the review remains pending, the Education Department has limited enrollments commencing with the April 2007 academic quarter to not more than 50% of entering “first-time” students enrolled in the comparable academic quarter of the preceding year. The Education Department has also required Gibbs-NY to show that not less than 65% of April 2007 entering first-time, full-time students remain as students into the following term, exhibiting satisfactory academic performance and progress.

Texas Culinary Academy (“TCA”).   On October 21, 2005, the Texas Higher Education Coordinating Board (“THECB”) conducted an unannounced visit to TCA. Two follow-up visits were held in November 2005. On January 13, 2006, representatives from TCA and CEC met with the THECB to review the school’s compliance with the Texas Success Initiative. The Texas Success Initiative is a state-legislated program designed to improve student success in college. The program requires that an institution assess (with a standardized test) entering students’ ability to perform freshman-level academic coursework and provide developmental instruction to strengthen academic skills for students who do not test at required minimum levels. TCA was given 90 days, until May 26, 2006, to have a system in place, that ensured compliance with the Texas Success Initiative. In March 2006, TCA submitted a remediation plan to the THECB and, the school has since been in the process of implementing such plan. To date, the school has addressed the findings of the THECB and has implemented changes intended to minimize the risk of future noncompliance.   Additionally, the school has corrected a majority of the deficiencies outstanding as of the date of the submission to the THECB of its remediation plan and continues to address the remaining deficiencies. On March 13, 2007, the THECB informed the school that it had discontinued its audit of the school and agreed that TCA could submit new program applications at this time.

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

Brooks Institute of Photography (“BIP”).   On April 19, 2007, the California Bureau for Private Postsecondary and Vocational Education issued a full five-year license renewal for Brooks Institute of Photography.

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

Accrediting Body Matters

American InterContinental University (“AIU”).   As previously disclosed, at SACS’ December 11, 2006, meeting, SACS extended AIU’s Probation status through December 2007. On January 9, 2007, AIU was notified that seven of the 15 previous recommendations from SACS remained unresolved to the commission’s satisfaction and that another special committee visit to AIU had been authorized. AIU is scheduled to submit a second monitoring report in September 2007 responding to these seven open recommendations, and the special committee visit is scheduled to occur in October 2007. AIU remains accredited during this probationary period and committed to resolving all issues identified by SACS. Under the SACS’ rules, an institution may only remain on Probation status for two consecutive years, after which Probation status must either be lifted or the institution’s accredited status must be terminated.

American InterContinental University London (“AIU—London”).  AIU—London   has been authorized by the applicable U.S. and United Kingdom agencies to grant academic credentials. AIU—London is authorized to grant academic degrees by the Nonpublic Postsecondary Education Commission of the State of Georgia. U.S. students that attend AIU—London are eligible to participate in Title IV Programs through AIU—London’s status as a branch campus of AIU—Buckhead. As previously disclosed, on December 12, 2005, AIU—London entered into an accreditation agreement with London South Bank University (“LSBU”), which has currently validated student degrees in AIU London’s interior design, visual communication, fashion design, fashion marketing, and fashion design with marketing programs and is currently reviewing AIU-London’s other programs in order to validate student degrees in those programs. AIU—London’s prior accreditation agreement with The Open University has terminated. As previously reported, on June 23, 2006, AIU—London filed a lawsuit against The Open University alleging wrongful termination of the accreditation agreement and wrongful denial by The Open University of its obligations to confer degrees on AIU—London students. AIU—London and the Open University signed a confidential settlement agreement on March 23, 2007, settling the proceedings and all claims between them, and a consent order was filed with the court.

We cannot predict the outcome of any pending accreditation matters, and an unfavorable outcome of any one or more of these matters could have a material adverse effect on our business, results of operations, cash flows, and financial position. We have evaluated these matters in connection with our ongoing evaluation of goodwill and indefinite-lived intangible assets for impairment, when applicable.

8.                 STOCK REPURCHASE PROGRAM

Since July 2005, our Board of Directors has authorized the use of a total of $500.2 million to repurchase outstanding shares of our common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

During the first quarter of 2007, we repurchased 1.6 million shares of our common stock for approximately $50.0 million at an average price of $30.42 per share.

Since the inception of the program, we have repurchased 12.4 million shares of our common stock for approximately $416.3 million at an average price of $33.53 per share. As of March 31, 2007, we are authorized under the program to use an additional $83.8 million to repurchase outstanding shares of our common stock.

The repurchase of shares of our common stock reduces the amount of cash available to pay cash dividends to our stockholders. We have never paid cash dividends on our common stock.

9.                 SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

Under our 1998 Employee Incentive Compensation Plan, as amended, (the “Employee Plan”) and our 1998 Non-Employee Directors’ Stock Option Plan (the “Directors Plan”), non-employee members of our Board of Directors, officers, and other employees may receive grants of incentive stock options, nonqualified stock options, shares of non-vested stock, stock appreciation rights, and other awards. We are authorized to grant up to approximately 27.5 million shares of common stock under the plans. As of March 31, 2007, we have reserved approximately 5.8 million shares of common stock for the exercise of stock options outstanding as of March 31, 2007, approximately 0.8 million shares for awards of non-vested stock, and approximately 2.8 million additional shares of common stock for future share-based awards under the plans.

Stock Options.   The exercise price of stock options granted under the plans is equal to the fair market value of our common stock on the date of grant. Employee stock options become exercisable ratably over a four-year service period beginning on the date of grant and expire ten years after the date of grant, unless an earlier expiration date is set at the time of the grant. Non-employee directors’ stock options expire ten years after the date of grant and generally become exercisable as follows: one-third on the grant date, one-third on the first anniversary of the grant date, and one-third on the second anniversary of the grant date. Both employee stock options and non-employee director stock options are subject to possible earlier vesting and termination in certain circumstances. If a plan participant terminates his or her employment for any reason other than by death or disability during the vesting period, he or she forfeits the right to unvested stock option awards. Since the inception of the plans, grants of stock options have only been subject to the service conditions discussed previously. No stock option grants have included performance or market conditions that affect stock option vesting or other pertinent factors.

Non-vested Stock.   Shares of non-vested stock become vested three years after the date of grant. If a plan participant terminates his or her employment for any reason other than by death or disability during the vesting period, he or she forfeits the right to all shares of non-vested stock. The vesting of shares of non-vested stock is subject to possible acceleration in certain circumstances. Certain of the shares of non-vested stock that we have granted to plan participants are subject to performance conditions that may affect the number of shares of non-vested stock that will ultimately vest at the end of the requisite service period. These awards are referred to as “performance-vesting non-vested stock.”

Stock option activity during the three months ended March 31, 2007, under all of our share-based compensation plans was as follows:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average Exercise	Contractual Term	Intrinsic Value
	Options	Price	(In years)	(In thousands)
Outstanding as of December 31, 2006	6,232,895	$33.50
Granted	450,200	29.70
Exercised	(425,354)	27.07		$5,275
Forfeited	(157,888)	32.94
Cancelled	(313,993)	47.03
Outstanding as of March 31, 2007	5,785,860	$33.89	7.0	$18,921
Exercisable as of March 31, 2007	3,840,824	$34.72	6.2	$18,230

The following table summarizes information with respect to all stock options outstanding under all of our share-based compensation plans as of March 31, 2007:

	Options Outstanding			Options Exercisable
			Weighted
			Average
	Number of	Weighted	Remaining		Weighted
	Options	Average Exercise	Contractual Life	Number	Average Exercise
Exercise Price Ranges	Outstanding	Price	(In years)	Exercisable	Price
$2.00 - $15.57	486,610	$10.91	3.8	486,610	$10.91
$18.25 - $28.19	972,975	22.35	5.4	924,800	22.07
$29.35 - $33.04	1,926,025	29.86	7.8	891,207	29.58
$33.56 - $39.47	1,349,312	34.90	8.1	516,832	35.08
$40.25 - $68.24	1,050,938	61.31	7.2	1,021,375	61.83
	5,785,860	$33.89	7.0	3,840,824	$34.72

Non-vested stock activity during the three months ended March 31, 2007, under the Employee Plan was as follows:

		Weighted Average
	Number of	Grant-Date Fair
	Shares	Value Per Share
Outstanding as of December 31, 2006	383,100	$29.02
Granted	443,950	$29.69
Forfeited	(44,488)	$28.90
Outstanding as of March 31, 2007	782,562	$29.38

Change in Control Provision

Each of the share-based awards granted under the plans, including stock options and shares of non-vested stock, is subject to a “change in control” provision included in our share-based compensation plans. As defined by the plans, a change in control is deemed to have occurred if, among other things, any corporation, person, or other entity (other than CEC, a majority-owned subsidiary of CEC or any of CEC’s subsidiaries, or an employee benefit plan sponsored or maintained by CEC), including a “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934 (the” Exchange Act”), becomes the beneficial owner of our common stock representing more than 20 percent of the combined voting power of our then outstanding common stock.

Under the Employee Plan, in the event of a change in control:

•       Any stock options outstanding as of the date of the change in control and not then exercisable would become fully exercisable to the full extent of the original grant.

•       The restrictions applicable to any outstanding shares of non-vested stock awards would lapse, and the shares of non-vested stock would become fully-vested and transferable to the full extent of the original grant.

•       The performance goals and other conditions with respect to any performance-vesting non-vested stock or stock options subject to performance vesting conditions would be deemed to have been satisfied in full, and such awards would generally become fully distributable.

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

As of March 31, 2007, we are not aware of any person or entity, including a group, who beneficially owns, or at any point previously owned, 20% or more of the combined voting power of our outstanding common stock. As of March 23, 2007, no individual shareholder owned more than 11.6% of the combined voting power of our then outstanding common stock, and, based on existing facts and circumstances, we do not believe it is probable that the change in control provisions will be triggered.

If any person or entity, including a group, beneficially owned 20% or more of the combined voting power of our then outstanding common stock as of March 31, 2007, triggering the change in control provisions discussed above, we would have recognized additional share-based compensation expense of approximately $30.4 million during the first quarter of 2007. The estimated additional share-based compensation expense represents, for each outstanding share-based award, the greater of (a) the unrecognized grant date compensation expense for the share-based award as of March 31, 2007, or (b) the fair value of the cash redemption value of the share-based award as of March 31, 2007, less share-based compensation expense previously recorded under SFAS 123R or disclosed as pro forma compensation expense under SFAS 123, based on a change in control price of $32.23 per share, the highest reported share price of a share of our common stock in a transaction reported on the NASDAQ Global Select Market during the 60-day period prior to and including March 31, 2007.

Additionally, if the change in control provisions had been triggered as of March 31, 2007, or if we determined that the occurrence of a change in control event was probable, we would have recognized a liability of $24.6 million as of March 31, 2007, representing the estimated fair value of the obligation that would be due to participants who are eligible to surrender all or part of a stock option award to us in exchange for cash. Our estimation of this cash liability assumes that participants would elect to redeem for cash all stock options outstanding as of March 31, 2007, with an exercise price less than the change in control price.

Balance Sheet Presentation of Share-based Awards Subject to Redemption

As discussed above, a participant in the plans has the right, or may be granted the right, upon the occurrence of a change in control event, to surrender all or part of his or her stock option awards to us in exchange for cash. As required by SFAS No. 123 (revised), Share-Based Payment (“SFAS 123R”), the grant-date cash redemption value of each outstanding stock option award is recorded as “Share-based awards subject to redemption” on our consolidated balance sheets on a pro rata basis over the requisite service period. Total grant-date cash redemption value for each outstanding stock option award represents the intrinsic value of the award as of the grant date, assuming that a change in control event occurred on the grant date. Share-based awards subject to redemption as of March 31, 2007, recorded as a reduction of retained earnings with no affect on net income, represents the portion of the total grant-date cash redemption value for all stock option awards outstanding as of March 31, 2007, earned by plan participants as a result of services rendered through such date. The adoption of SFAS 123R resulted in the cumulative effect recorded in this manner as of January 1, 2006, of $11.2 million. The balance increased during 2006 by $2.3 million, resulting in a balance of $13.5 million as of December 31, 2006, and decreased by $1.4 million during the first quarter of 2007, resulting in a balance of $12.1 million as of March 31, 2007.

Implementation of SFAS 123R

On January 1, 2006, we adopted the provisions of SFAS 123R, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and replaces our previous method of accounting for share-based awards under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”) for periods beginning in 2006. SFAS 123R requires that all share-based payments to employees, including grants of stock options, shares of non-vested stock and the compensatory elements of employee stock option plans, be recognized in the financial statements based on the estimated fair value of the equity or liability instrument issued.

We previously accounted for share-based compensation using the intrinsic value method as defined in Opinion 25. Prior to January 1, 2006, no share-based employee compensation cost, other than the insignificant costs associated with infrequent issuances of shares of non-vested stock, was reflected in our consolidated statement of income. SFAS 123R requires that we report the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs as a financing cash flow rather than as an operating cash flow in our consolidated statement of cash flows. Prior to January 1, 2006, Opinion 25 required that we report the entire tax benefit related to the exercise of stock options as an operating cash flow.

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

The fair value of each stock option award granted during the three months ended March 31, 2007 and 2006, was estimated on the date of grant using the Black-Scholes-Merton option pricing model. Our determination of the fair value of each stock option is affected by our stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the three months ended March 31, 2007 and 2006, and assumptions used to value stock options are as follows:

	For the Three Months Ended March 31,
	2007	2006
Dividend yield	—	—
Risk-free interest rate	4.5%	4.5%
Volatility	51.5%	53.0%
Expected life (in years)	5.8	4.0
Weighted average fair value per share of options granted	$15.94	$15.36

Volatility is calculated based on the actual historical daily prices of our common stock over the expected term of the stock option award. During the three months ended March 31, 2007, we utilized a range of expected volatility assumptions for purposes of estimating the fair value of stock options awarded during the period. Such volatility assumptions ranged from 51.29% to 51.61%.

The expected life of each stock option award is estimated based primarily on our actual historical director and employee exercise behavior.

The fair value of each share of non-vested stock is equal to the fair market value of our common stock as of the date of grant.

All shares of performance-vesting non-vested stock granted during the three months ended March 31, 2007, are subject to performance conditions based on the results of school-level independent compliance audits and the compliance of our schools with federal, state, and accrediting body regulations. Share-based compensation expense associated with performance-vesting non-vested stock awards is recognized only to the extent that we believe performance conditions attributable to such awards will ultimately be satisfied. As of March 31, 2007, we believe performance conditions attributable to our performance-vesting non-vested stock awards will be satisfied.

As of March 31, 2007, we estimate that pre-tax compensation expense for all unvested share-based awards, including both stock options and shares of non-vested stock, in the amount of approximately $25.7 million will be recognized in future periods. We expect to satisfy the exercise of stock options and future distribution of shares of non-vested stock by issuing new shares of common stock.

10.          WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted income per share during the three months ended March 31, 2007 and 2006, were as follows:

	For the Three Months Ended March 31,
	2007	2006
	(In thousands)
Basic common shares outstanding	96,282	98,143
Common stock equivalents	516	2,077
Diluted common shares outstanding	96,798	100,220

During the three months ended March 31, 2007 and 2006, we issued 468,356 and 148,258 shares, respectively, of our common stock upon the exercise of employee stock options and the purchase of common stock pursuant to our employee stock purchase plan.

Included in stock options outstanding are options to purchase 4.3 million shares and 3.1 million shares, respectively, of our common stock as of March 31, 2007 and 2006, that were not included in the computation of diluted net income per share because the options’ exercise prices were greater than the average market price of our common stock during the three-month period then ended and, therefore, the effect would have been anti-dilutive.

11.          SEGMENT REPORTING

Based on our interpretation of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), we have identified six school reportable segments, including the Academy segment, the Colleges segment, the Culinary Arts segment, the Health Education segment, the International segment, and the University segment.

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

The International segment includes our INSEEC Group schools and Istituto Marangoni schools located in France, Italy, and the United Kingdom, which collectively offer academic programs in the career-oriented disciplines of business studies, health education, and visual communication and technologies in a classroom or laboratory setting.

The University segment includes our AIU and CTU universities that collectively offer academic programs in the career-oriented disciplines of business studies, visual communication and design technologies, health education, information technology, criminal justice, and education in an online, classroom, or laboratory setting.

Our chief operating decision maker evaluates segment performance based on pretax segment profit or loss. This measure of profit or loss includes the University segment’s share of affiliate earnings and excludes interest income, interest expense, miscellaneous income and expense, and any unallocated corporate expenses. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and other,” which primarily includes unallocated corporate activity and eliminations.

The accounting policies of each segment are consistent with those described in the summary of significant accounting policies in Note 2 “Significant Accounting Policies” of the notes to our consolidated financial statements in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2006. Transactions between segments, which are not significant, are consummated on a basis intended to reflect the market value of the underlying products or services. A majority of corporate expenses have been charged to the segments as part of a general allocation.

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

Summary financial information by reportable segment is as follows (in thousands):

	Revenues		Segment Profit (Loss)
	For the Three Months Ended March 31,
	2007	2006	2007	2006
Segments:
University segment (1)	$180,575	$243,582	$33,723	$82,390
Culinary Arts segment	88,697	90,628	11,424	14,009
Colleges segment	45,474	51,836	7,304	11,252
Health Education segment	44,871	40,578	3,444	1,213
Academy segment	42,366	43,027	4,005	4,681
International segment	21,900	14,883	6,207	3,862
Corporate and other	125	107	(16,190)	(16,824)
	$424,008	$484,641	49,917	100,583
Reconciling items:
Interest income			4,705	4,294
Interest expense			(354)	(338)
Miscellaneous income			238	156
Earnings before income taxes			$54,506	$104,695

(1)          University segment profit includes share of affiliate earnings of $1.7 million and $0.9 million for the three months ended March 31, 2007 and 2006, respectively.

	Depreciation and Amortization		Share of Affiliate Earnings
	For the Three Months Ended March 31,
	2007	2006	2007	2006
University segment	$4,381	$4,126	$1,712	$903
Culinary Arts segment	4,491	4,411	—	—
Colleges segment	2,182	2,040	—	—
Health Education segment	1,727	1,755	—	—
Academy segment	2,144	2,179	—	—
International segment	598	396	—	—
Corporate and other	3,258	2,869	—	—
	$18,781	$17,776	$1,712	$903

	Total Assets as of
	March 31,	December 31,
	2007	2006
University segment	$783,762	$752,996
Culinary Arts segment	499,162	494,869
Colleges segment	212,256	204,496
Health Education segment	388,756	383,817
Academy segment	141,204	135,970
International segment	216,589	114,014
Corporate and other	(859,838)	(729,670)
Assets held for sale	64,455	69,171
	$1,446,346	$1,425,663

The negative corporate and other segment asset balance as of March 31, 2007, and December 31, 2006, is primarily attributable to the elimination of intercompany receivable activity between corporate and our schools and campuses, which is reflected within Corporate and other.

Start-up campuses include our branch campuses that have been instructing students for less than 12 months, including those campuses that have not yet opened for instruction. The following supplemental financial information illustrates the impact of our start-up campuses on segment revenues, operating results, and capital expenditures during the three months ended March 31, 2007 and 2006 (in thousands):

	Revenues		Operating Loss
	March 31,	March 31,	March 31,	March 31,
	2007	2006	2007	2006
Culinary Arts segment start-up campuses (1)	$179	$1,310	$(2,092)	$(2,454)
Health Education segment start-up campuses (2)	—	1,273	—	(113)
Academy segment start-up campuses (3)	—	—	(1,587)	(878)
	$179	$2,583	$(3,679)	$(3,445)

	Capital Expenditures
	March 31,	March 31,
	2007	2006
Culinary Arts segment start-up campuses (1)	$5,072	$1,856
Health Education segment start-up campuses (2)	—	114
Academy segment start-up campuses (3)	213	—
	$5,285	$1,970

(1)          For the three months ended March 31, 2007, Culinary Arts segment start-up campuses include LCB Dallas, TX; LCB Boston, MA; and Kitchen Academy campuses in St. Peters, MO; Seattle, WA; and

Sacramento, CA. For the three months ended March 31, 2006, Culinary Arts segment start-up campuses include LCB Dallas, TX; LCB Boston, MA; and Kitchen Academy campuses in St. Peters, MO; Seattle, WA; Holly wood, CA; and Sacramento, CA.

(2)          For the three months ended March 31, 2006, Health Education segment start-up campuses include SBC Milwaukee, WI.

(3)          For the three months ended March 31, 2007 and March 31, 2006, Academy segment start-up campuses include IADT Sacramento, CA and San Antonio, TX.

Our principal operations are located in the United States, and our results of operations and long-lived assets in geographic regions outside of the United States are not significant to our consolidated results of operations and long-lived assets. During the three months ended March 31, 2007 and 2006, no individual customer accounted for more than 10% of our consolidated revenues.

12.          DISCONTINUED OPERATIONS

Schools and Campuses Held For Sale as of March 31, 2007

In November 2006, our Board of Directors approved a plan (the “Sale Plan”) to sell 13 of our schools and campuses, including the nine campuses that comprise the Gibbs division, McIntosh College, the two campuses of Brooks College, and Lehigh Valley College (the “Sale Group”). We will continue to operate and invest in the schools and campuses within the Sale Group until the schools and campuses are sold. Continuing investment activities will include the strengthening of educational programming and services offered to the students at each school and campus and the support of local faculty and staff. Each of the schools and campuses within the Sale Group is available for immediate sale in its present condition, and we expect to complete the sale of the campuses and schools in 2007. We expect to have no significant continuing involvement with the entities after they have been sold. Historically, the Gibbs division campuses have been included in the Gibbs segment, and the campuses of McIntosh College, Brooks College, and Lehigh Valley College have been included in the Colleges segment.

We believe that the schools and campuses within the Sale Group meet the criteria necessary for such entities to qualify as assets held for sale under the specific provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Accordingly, the results of operations of the schools and campuses within the Sale Group are reflected as discontinued operations in our consolidated statements of income for all periods presented. Additionally, in accordance with SFAS 144, as we expect to complete the Sale Plan within a year, assets and liabilities of the schools and campuses within the Sale Group are reflected as current assets held for sale and current liabilities held for sale on our consolidated balance sheet as of March 31, 2007, and December 31, 2006.

Under SFAS 144, the net assets of assets held for sale are required to be recorded on the balance sheet at estimated fair value, less costs to sell. Accordingly, during the fourth quarter of 2006, we recorded a charge of approximately $9.8 million, net of income tax benefit of $5.2 million, to reduce the carrying value of the net assets of our schools and campuses held for sale to estimated fair value, less costs to sell. Based on our estimation of fair value and costs to sell as of March 31, 2007, we concluded that no additional adjustment to the carrying value of the net assets of our schools and campuses held for sale was necessary.

Results of Discontinued Operations

Combined summary results of operations for the Sale Group, which are reflected as discontinued operations in our unaudited condensed consolidated statements of income for the three months ended March 31, 2007 and 2006, were as follows:

	For the Three Months Ended March 31,
	2007	2006
	(In thousands)
Revenues	$36,409	$43,989
Loss before income tax	(7,090)	(20,510)
Income tax benefit	(2,517)	(7,671)
Loss from discontinued operations	$(4,573)	$(12,839)

Loss from discontinued operations for the three months ended March 31, 2006, includes a goodwill impairment charge related to the Gibbs division of $6.5 million, net of income tax benefit of $3.9 million, and depreciation expense of $2.0 million, net of income tax benefit of $1.2 million. Loss from discontinued operations during the first quarter of 2007 includes no goodwill impairment charge and, in accordance with SFAS 144, no depreciation expense.

Assets and Liabilities Held for Sale

Assets and liabilities classified as held for sale on our unaudited condensed consolidated balance sheets as of March 31, 2007, and December 31, 2006, include the following:

	March 31, 2007	December 31, 2006
	(In thousands)
Assets:
Cash and cash equivalents	$2,414	$1,758
Receivables	5,113	5,595
Prepaid expenses	3,716	3,050
Inventories	486	326
Deferred income tax assets	7,622	7,622
Other current assets	442	857
Total current assets	$19,793	$19,208
Property and equipment, net	38,587	38,269
Goodwill	145	145
Deferred income tax assets—long term	1,856	7,338
Other assets	4,074	4,211
Total assets	$64,455	$69,171
Liabilities:
Accounts payable	$1,284	$2,216
Accrued payroll and related benefits	1,357	1,082
Accrued other	14,683	15,481
Deferred tuition revenue	5,974	6,492
Total current liabilities	$23,298	$25,271
Deferred rent obligations	8,710	8,431
Total liabilities	$32,008	$33,702

13.          REGULATION OF THE U.S. POST-SECONDARY EDUCATION INDUSTRY

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

Academic Competitiveness Grant (ACG.)   The Academic Competitiveness Grant (ACG) is available to students who have successfully completed a rigorous High School program (as defined by the Secretary of Education.) The ACG provides funds for the first and second academic year of undergraduate study. To be eligible, a student must be enrolled full-time, must be a United States citizen, and must be receiving a Federal Pell Grant. Second year students must also have a cumulative grade point average of at least 3.0 on a 4.0 scale.

The National Science and Mathematics Access to Retain Talent Grant (SMART.)   The Smart Grant will provide funds for each of the third and fourth years of undergraduate study. To be eligible, a student must be enrolled full-time, must be a United States citizen, must be eligible for a Federal Pell Grant, and must be enrolled in a physical, life or computer sciences, mathematics, technology, engineering, or in a foreign language program determined critical to national security, as defined by the Secretary of Education. Students must also maintain a cumulative grade point average of at least 3.0 on a 4.0 scale.

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

As previously disclosed, the ED notified us in June 2005 that it was reviewing our previously announced restated consolidated financial statements and our annual compliance audit opinions for the years 2000 through 2003. At the same time, the ED also advised us that it was evaluating pending program reviews that have taken place at certain of our schools. The ED indicated that until these matters were addressed to its satisfaction, it would not approve any new applications by us for pre-acquisition review or change of ownership. The ED further advised us that during this period, it would not approve applications for any additional branch campuses. On January 22, 2007, we received a notice from the ED that it had lifted the growth restrictions that it imposed in June 2005.

See Note 7 “Commitments and Contingencies—Federal Regulatory Actions” of these notes to our consolidated financial statements for further discussion of this matter.

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

The level of regulatory oversight varies substantially from state to state. In certain states in which we operate, our campuses are subject to licensure by an agency that regulates proprietary institutions and also by a separate higher education agency. State laws establish standards for, among other things, student instruction, qualifications of faculty, location and nature of facilities, and financial policies. State laws and regulations may limit our campuses’ ability to operate or to award degrees or diplomas or offer new degree programs. If any one of our campuses were to lose state authorization, it would be unable to offer educational programs, and students attending the campus would not be eligible to participate in Title IV Programs. Such severe penalties would require us to close a campus if it were to lose state authorization. See Note 7 “Commitments and Contingencies—State Regulatory Actions” of these notes to our consolidated financial statements for a further discussion of state regulatory matters currently affecting us and our schools.

Accreditation for U.S. Institutions.   Accrediting agencies also are responsible for overseeing educational institutions, and, under the HEA, continued approval by an accrediting agency recognized by the ED is necessary for an institution to maintain eligibility to participate in Title IV Programs. Accreditation is a non-governmental process through which an institution submits to a qualitative review by an organization of peer institutions. Accrediting agencies primarily examine the academic quality of the institution’s instructional programs, and a grant of accreditation is generally viewed as confirmation that an institution’s programs meet generally accepted academic standards. Accrediting agencies also review the administrative and financial operations of the institutions they accredit to ensure that each institution has sufficient resources to perform its educational mission. Accrediting agencies must adopt specific standards in connection with their review of postsecondary educational institutions to be recognized by the ED. All of our U.S. campuses except Kitchen Academy in Sacramento, California are accredited by one or more accrediting agencies recognized by the ED.

Accrediting agency oversight may occur at several levels. An accrediting agency may place an institution on “Reporting” status to monitor one or more specified areas of performance. An institution placed on Reporting status is required to report periodically to its accrediting agency on its performance in the specified areas and to continue to submit such periodic reports for a specified period, which is generally one year, after which the institution is re-evaluated. An accrediting agency may place an institution on “Warning” status if it determines that the institution may be in danger of failing to comply with the accreditation requirement, or it may place an institution on “Probation” status if it determines that an institution appears to be deficient with regard to such requirement. In either instance, the institution is given a prescribed period to demonstrate that it has rectified the deficiency, which period may subsume two or more years. When accrediting agencies determine that a serious deficiency may exist, it may direct an institution to “Show Cause” as to why its accreditation should not be terminated. An institution under Show Cause is required to satisfy its accrediting agency within a prescribed period, generally less than one year, that it has satisfactorily resolved the deficiency. See Note 7 “Commitments and Contingencies—Accrediting Body Actions” of these notes to our consolidated financial statements for further discussion of accreditation matters currently affecting us and our schools.

Legislative Action.   The U.S. Congress must periodically reauthorize the HEA and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program. In December 2005, Congress temporarily extended the provisions of the HEA, pending completion of the reauthorization process or further extensions of the HEA. In February 2006, as part of the Deficit Reduction Act of 2005, Congress made certain changes in the HEA that had been reflected in the HEA reauthorization bills. The changes enacted eliminate certain restrictions on online programs, increase, beginning in 2007, student loan limits for the first two academic years of a student’s program of study, and other technical changes. In September 2006, Congress temporarily extended the provisions of the HEA, pending completion of the reauthorization process or further extensions of the HEA.

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

As of March 31, 2007, four of our schools had student borrowers who entered repayment in the 2003-2004 award year, the most recent year for which we have calculated and reported Perkins loan default rates to the ED. The Perkins loan cohort default rates for these four schools ranged from 11.43% to 66.67%. One of our schools, Brown College, currently participates in Title IV Programs under provisional certification due to the ED’s Perkins loan default rate criteria. CTU is our only school that continues to participate in the Federal Perkins Loan program and it had a Perkins loan cohort default rate of 11.43% for students who were scheduled to begin repayment in the 2003-2004 federal award year.

All of our schools participate in the FFEL program, with the exception of our Kitchen Academy campuses, and none of our participating schools had a FFEL cohort default rate of 25% or greater during any of the last three federal fiscal years.

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

Return and Refunds of Title IV Program Funds.   An institution participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that were disbursed to students who withdrew from educational programs before completing the programs, and must return those funds in a timely manner. Institutions have historically been required to return such funds within 30 days of the date the institution determines that the student has withdrawn, but, based upon changes to the HEA in 2006, the deadline to return such funds has been changed to 45 days for any student who withdrew from school on or after July 1, 2006. An institution that is found to be in non-compliance with ED refund requirements for either of the last two completed fiscal years must post a letter of credit in favor of the ED in an amount equal to 25% of the total Title IV Program refunds paid by the institution during its prior fiscal year. Due to non-compliance with ED refund requirements at 14 of our schools, we had posted a total of $3.9 million in letters of credit in favor of the ED as of March 31, 2007.

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

On January 22, 2007, we received a notice from the ED that it had lifted the growth restrictions that it imposed in June 2005, which had restricted our ability to open additional domestic campuses. This notice was preceded by the ED’s approval during 2006 of applications for IADT campus locations in San Antonio, Texas and Sacramento, California to participate in Title IV Programs.

As of March 31, 2007, seven of our campuses are in the start-up stage. We define start-up campuses as branch campuses that have been instructing students for less than 12 months, including those campuses that have not yet opened for instruction. Start-up campuses included in our Culinary Arts segment as of March 31, 2007, include LCB Dallas, TX; LCB Boston, MA; and our Kitchen Academy campuses in St. Peters, MO; Seattle, WA; and Sacramento, CA. Start-up campuses included in our Academy segment as of March 31, 2007, include IADT Sacramento, CA and IADT San Antonio, TX.

Our LCB Boston, MA and LCB Dallas, TX, campuses and our Kitchen Academy campuses located in St. Peters, MO; and Seattle, WA, will begin enrolling students during 2007. Our Kitchen Academy campus located in Sacramento, CA, has been instructing students since February of 2007. Our IADT San Antonio, TX, campus began instructing students in April of 2007, and our IADT Sacramento, CA, campus is currently enrolling students for an anticipated May 2007 start.

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

Currently, 11 of our schools remain on provisional certification with the ED. Five of our schools are on provisional certification because the initial period of their provisional certification following a change in control has not expired, three schools are on provisional certification due to ongoing ED program reviews, one school is on provisional certification due to administrative capability and unresolved audit liabilities, one school is on provisional certification due to late refunds of Title IV Program funds, and one school is on provisional certification due to its Federal Perkins Loan default rate.

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

If the results of any such audits, reviews, investigations, claims, or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, additional oversight and reporting, or other civil or criminal penalties. In addition, if the ED or another regulatory agency determined that one of our schools improperly disbursed Title IV Program funds or violated a provision of the HEA or the ED’s regulations, that school could be required to repay such funds, and could be assessed an administrative fine. We have several such matters pending against us or one or more of our schools. See Note 7 “Commitments and Contingencies—Federal, State, and Accrediting Body Regulatory Actions” of these notes to our consolidated financial statements for a detailed discussion of certain of these matters.

14.          RECENT ACCOUNTING PRONOUNCEMENTS

FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 31, 2006.

We adopted the provisions of FIN 48 on January 1, 2007, the beginning of our 2007 fiscal year. As of January 1, 2007, our consolidated balance sheet included an accrual for uncertain income tax obligations of $24.9 million. We did not record any cumulative effect adjustment to retained earnings in connection with our adoption of FIN 48. The accrual for uncertain income taxes did not change materially from January 1, 2007, to March 31, 2007. While we expect that the accrual for uncertain income taxes will change during the next twelve months, we do not believe that the change will have a significant impact on our consolidated financial position or results of operations. The total amount of unrecognized income tax benefits that, if recognized, would reduce income tax expense is approximately $24.9 million.

We classify interest expense accrued in connection with unrecognized tax benefits as interest expense in our consolidated statement of income, and we classify income tax penalties incurred as income tax expense in our consolidated statement of income. Such classifications are consistent with classifications reflected in our prior period financial statements. As of January 1, 2007, our consolidated balance sheet included an income tax liability of approximately $19.6 million and a liability for income tax interest and penalties of approximately $5.3 million. Our liability for income tax  interest and penalties did not change materially from January 1, 2007, to March 31, 2007.

All federal income tax returns of Career Education Corporation and its subsidiaries for periods through 2004 are closed.

State income tax returns are generally subject to examination for a period of three to five years after the filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Various state income tax returns are currently subject to examination, administrative appeals, or litigation.

SFAS 159

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides guidance with respect to presentation and disclosure requirements for reporting financial assets and liabilities at fair value. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements (“SFAS 157”) and in SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”). SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently in the process of assessing the impact of SFAS 159 but do not believe that our adoption of the standard will have a material impact on our consolidated financial statements.

SFAS 157

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

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion below contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have used words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying these forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Part II, Item 1 “Risk Factors” in this Quarterly Report on Form 10-Q, that could cause our actual growth, results of operations, cash flows, performance and business prospects, and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition, critical accounting policies and estimates, and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the accompanying notes thereto appearing elsewhere herein. This section is organized as follows:

•       Our Business—an overview of our business, a discussion of current business and industry opportunities, challenges, business acquisitions, risks, and a discussion of significant developments affecting our business.

•       Results of Operations—an analysis and comparison of our consolidated results of operations for the three months ended March 31, 2007 and 2006, as reflected in our unaudited condensed consolidated statements of income.

•       Liquidity, Financial Position, and Capital Resources—a discussion of our primary sources and uses of cash for the three months ended March 31, 2007 and 2006, a discussion of selected changes in our financial position, and a summary of our future contractual obligations.

OUR BUSINESS

Overview

We are a dynamic educational services company committed to quality, career-focused learning and led by passionate professionals who inspire individual worth and lifelong achievement. Since our founding in 1994, we have progressed rapidly toward our goal of becoming the world’s leading provider of quality educational services. We are one of the world’s leading on-ground providers of private, for-profit, postsecondary education and have a substantial presence in online education. Our schools and universities prepare students for professionally and personally rewarding careers through the continuing operation of 75 on-ground campuses located throughout the United States and in France, Canada, Italy, and the United Kingdom and two fully-online academic programs.

We evaluate our business based on our operating segments, which we define as our operating divisions. Each of our school and university operating divisions represents a group of for-profit, postsecondary schools that offer a variety of degree and non-degree academic programs and are differentiated based on a variety of criteria including, but not limited to, brand name, academic offerings, and geographic location. We have six reportable segments, including the Academy segment, the Colleges segment, the Culinary Arts segment, the Health Education segment, the International segment, and the University segment.

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

The International segment includes our INSEEC Group schools and Istituto Marangoni schools located in France, Italy, and the United Kingdom, which collectively offer academic programs in the career-oriented disciplines of business studies, health education, and visual communication and technologies in a classroom or laboratory setting.

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

The student population of each of our reporting segments as of April 30, 2007 and 2006, was as follows:

	Student Population As of April 30,
	2007	2006

University segment	42,200	44,000
Health Education segment	12,200	10,900
Culinary Arts segment	10,500	10,600
Academy segment	9,000	9,100
Colleges segment	7,500	9,000
International segment	6,200	4,300
Total CEC	87,600	87,900

As discussed above, our University segment schools’ offer fully-online academic programs. As of April 30, 2007 and 2006, our University segment schools’ had 30,600 and 31,500 students enrolled, respectively, in fully-online academic programs.

For a detailed discussion of the seasonality of the results of operations for our schools’ campuses, see Note 11 “Segment Reporting” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

First Quarter 2007 Overview.   We have taken a number of significant positive steps during the first quarter of 2007, particularly with regard to our senior management and certain legal and regulatory matters.

On March 6, 2007, we announced the appointment of Gary E. McCullough as our new President and Chief Executive Officer. Gary brings to Career Education a broad range of experience in operations and brand management, including significant experience managing operations in highly regulated industries.

During the first quarter of 2007, we experienced a number of favorable regulatory and legal outcomes. The U.S. Department of Education (“ED”) notified us in a January 19, 2007, letter that it had lifted restrictions it imposed in June 2005 that had prevented us from acquiring domestic schools and opening additional branch campuses of our existing domestic schools. In addition, in March 2007, the United States District Court for the Northern District of Illinois dismissed the Amended Complaint in McSparran v. Larson, et al, a shareholder derivative suit, and, in April 2007, the court dismissed the Third Amended Consolidated Complaint in the In re Career Education Corporation Securities Litigation, a securities class action suit. Also, the U.S. Department of Justice in Chicago notified us on April 19, 2007, that it was declining prosecution and closing its grand jury investigation of us. See Note 7 “Commitments and Contingencies” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of these developments. The resolution of these important matters enables us to more effectively focus our time, efforts, and resources on the strategic development of our business to the benefit of our students and stakeholders.

Total revenue from continuing operations during the first quarter of 2007 was $424.0 million, a decrease of $60.6 million, or 12.5%, from total revenue during the first quarter of 2006 of $484.6 million. Operating income from continuing operations during the first quarter of 2007 was $48.2 million, a decrease of $51.5 million, or 51.6%, from operating income from continuing operations during the first quarter of 2006 of $99.7 million. Income from continuing operations, net of tax, during the first quarter of 2007 was $34.6 million, or $0.36 per diluted share, compared to income from continuing operations, net of tax, during the first quarter of 2006 of $65.5 million, or $0.65 per diluted share, a decrease of $30.9 million, or 47.2%.

During 2006, a majority of our campuses experienced decreases in student starts, student population, revenue, and operating results. The weak 2007 carry-in student population, relative to our 2006 carry-in population, caused primarily by poor 2006 student start performance had a significant adverse impact on first quarter 2007 revenue and operating profits, resulting in significant declines in revenue and operating profits relative to first quarter 2006 results.

Declines in student starts, student population, and revenue experienced in recent periods have been influenced by a number of factors, including, but not limited to, (1) the continued Probation status of our AIU schools, (2) general competitive pressures for student leads and enrollments experienced by some of our schools, (3) the ED’s general restrictions on our ability to open new branch campuses during 2005 and 2006, (4) the continued negative impact of legal and regulatory matters, and (5) the related negative publicity and negative press coverage regarding us and certain of our schools. We believe that these factors  have adversely impacted the rate at which our leads for prospective students convert into enrolled students (“conversion rate”) and the rate at which our enrolled students start school (“start rate”).

However, notwithstanding the continuing impact on student population and revenue of the factors discussed above, we believe that student population at many of our campuses has begun to stabilize, due primarily to strengthening of recent student start performance and improvement in student retention.

Income from continuing operations as a percentage of total revenue from continuing operations declined from 20.6% during the first quarter of 2006 to 11.4% during the first quarter of 2007. The decrease in continuing operating profit margin percentage during the first quarter of 2007 was primarily attributable to:

•       An unfavorable segment revenue mix change resulting in disproportionately larger revenue declines in our University segment, which has historically produced the highest operating profit margin percentages;

•       A decrease in operating profit margin percentage generated by our University segment, driven primarily by (1) a decline in revenue, caused, in part, by the Probation status of our University segment schools and reductions of the prices of our AIU Online associate degree programs, (2) an increase in administrative expenses, and (3) the disproportionate growth of CTU Online, which operates at a lower operating profit margin percentage than does AIU Online;

•       Increased occupancy expense and other fixed costs as a percentage of revenue due to declines in revenue, attributable primarily to the weak 2007 carry-in population discussed above.

The adverse impact on continuing operating profit margin percentage of the factors noted above was offset, in part, by a decrease in bad debt expense as a percentage of revenue.

Full-Year 2007 Outlook.   We expect 2007 to be a period of transition and development. While our results continue to be negatively affected by a number of near-term factors, we have taken steps during the fourth quarter of 2006 and the first quarter of 2007 to address these issues and better position the company to achieve its long-term potential. We have executed on several measures as part of a strategic plan to better focus our business, increase efficiency and profitability, and ensure that the company’s priorities align with those of our students. These initiatives include the following:

•       We are completing a corporate realignment conceived to facilitate more consistent customer-focused decision making by reducing redundancies and streamlining the decision making process.

•       We have developed an Online Service Center to leverage significant online and on-ground capabilities to provide students at certain of our schools with more flexible educational delivery options. Through the service center, the technology that AIU Online and CTU Online currently use will enable us to make online and flexible education available at our schools. As a service provider, the service center will offer customization to meet the varying needs of our students and the varying curricula of our individual schools. The ability to offer flexible educational delivery combined with a large number of and variety of our brick-and-mortar campuses further distinguishes us in the marketplace, enabling us to provide students with more choices to learn in ways that fit their particular lifestyles.

•       We have introduced measures that we believe will have a positive impact on admissions productivity, including a supplemental compensation program for admission representatives, extended payment plans for students, a process for better qualification of leads, and a greater focus on referrals.

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

•       We are continuing to open start-up campuses and have completed an international acquisition in the first quarter of 2007.

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

Current Business and Industry Opportunities, Challenges and Risks

In addition to the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for our fiscal year ended December 31, 2006, we have identified a number of key factors and trends related to our business and industry that represent opportunities, challenges, and risks.

SACS Probation Status of AIU.   As previously disclosed, on December 6, 2005, the Commission on Colleges of the Southern Associations of Colleges and Schools (“SACS”) placed AIU on “Probation” status for one year pending AIU’s satisfactory remediation of certain accreditation deficiencies with regard to SACS Principles of Accreditation. This action followed a July 2005 SACS special committee visit of AIU that resulted in a report identifying specific recommendations. In October 2006, a SACS special committee completed site visits of selected AIU campuses. At SACS’ December 11, 2006, meeting, SACS extended AIU’s Probation status through December 2007. Under SACS’s rules, an institution may remain on Probation status only for two consecutive years, after which SACS must either lift the Probation or remove the institution from membership.

This action has had, and will continue to have, a disruptive effect on operations of AIU and our business generally, including, the diversion of significant time and attention of AIU’s senior management, which adversely affected our results of operations for 2006, and which we expect will adversely affect our results of operations in 2007.

AIU remains accredited during this probationary period and is committed to resolving all issues identified by SACS. We cannot predict SACS’ future accreditation actions, and unfavorable outcomes would have a material adverse effect on our growth prospects, student population, financial condition, results of operations, and cash flows.

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

In a November 6, 2006, meeting, officials of the ED informed us that it would select 10 to 12 of our institutions for program reviews to be conducted before it would consider lifting the restrictions on new applications described above. During the months of November and December, 2006 and January and February, 2007, the ED conducted site visits at ten of our institutions as part of such program reviews.

The ED notified us in a January 19, 2007, letter that, based upon the preliminary results of these programs reviews, it would remove the growth restrictions that it imposed in June 2005. The ED stated that any subsequent request by us to expand our operations would be considered in accord with the ED’s standard operating procedures. The ED emphasized that the removal of the growth restrictions should not be construed to suggest that any Title IV compliance issues identified had been resolved or that program reviews currently in process would be concluded.

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

We have not yet secured a buyer for any of the schools or campuses included in the Sales Plan, but we have retained an investment banking firm to assist our management in identifying potential buyers and evaluating any proposals put forth by any such potential buyers. We anticipate completing the sale of each of the schools and campuses included in the Sales Plan during 2007. The sales will be subject to approval by the ED and various state regulatory and accrediting agencies, as applicable.

See Note 12 “Discontinued Operations” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of our accounting for discontinued operations.

Decline in University Segment Profitability.   The operating margin percentage of our University segment, excluding share of affiliate earnings, declined to 17.7% during the first quarter of 2007, from 33.5% during the first quarter of 2006, due primarily to decreases in student starts, student population, and revenue. The overall decline in University segment operating profit margin percentage during the first quarter of 2007 was impacted most significantly by the decline during the first quarter of 2007 in the combined operating profit margin percentage of our University segment’s fully-online academic platforms, which include AIU Online, CTU Online, and Stonecliffe College Online (an academic division of CTU).

A significant portion of the total student population, revenue, and operating profits of our University segment are attributable to AIU Online. However, AIU Online student population, revenue, and operating profit declined the first quarter of 2007. The decreases in AIU Online’s student population, revenue, and operating profits are primarily attributable to the maturation of AIU Online’s academic offerings and the adverse impact of negative publicity related to AIU’s Probation status with its accrediting body, SACS. These factors have adversely impacted AIU Online’s start rate during the first quarter of 2007, relative to its start rate during the first quarter of 2006. Due to the accelerated nature of AIU Online academic programs, AIU Online revenue per student is generally greater than revenue per student generated by our other schools. Thus, given the relatively quick turnover of AIU Online students, when AIU Online experiences student start declines, the impact on student revenue, and, ultimately, operating profits, is significant and immediate, because new revenue-generating student starts are insufficient to replace graduating students.

The decline in AIU Online student population, revenue, and operating profits is also attributable to greater competition and greater consumer price sensitivity within the online, postsecondary education market. In response to such emerging market forces, AIU continually evaluates its online programs to ensure that the programs are market relevant and competitively priced. AIU has historically marketed AIU Online’s programs as premium academic product due to the quality of educational content and the technology used to deliver the program. However, market research conducted by AIU during 2006 revealed the significant price sensitivity among prospective students for AIU Online’s associate degree programs. Based on this information, AIU Online reduced the pricing of its associate degree programs beginning in July 2006. AIU did not identify similar price sensitivities among prospective students for AIU Online’s bachelor’s and master’s degree programs and, thus, it has not reduced the pricing of its bachelor’s and master’s degree programs. We believe there remains a high level of interest in AIU Online’s accelerated programs, and AIU expects to further expand AIU Online’s program offerings to include part-time offerings for bachelor’s and master’s degrees.

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

The results of operations and operating margin percentage of our University segment during the first quarter of 2007 were positively impacted by a decrease in bad debt expense as a percentage of revenue. The decrease in University segment bad debt expense as a percentage of revenue was primarily attributable to an increased focus on the collection of amounts due from students who have left school, mainly through the use of outside collection agencies, and improvements in student retention.

Impact of Changes in Credit Standards.   We believe that student population, revenue, and operating profits at certain of our schools were negatively impacted during the first quarter of 2007 as a result of (1) the implementation by Sallie Mae in March 2006 of stricter credit standards at all of our schools for certain prospective students seeking to fund a portion of their education through Sallie Mae’s non-recourse loan program (2) our decision to stop offering loans made under the Stillwater Bank Purchase Agreement to new students, and (3) the continued application of strict credit standards by all of our schools. We believe these stricter credit standards have reduced bad debt expense from previous levels but also have limited the number of prospective students who qualify for certain private financing options.

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

On January 25, 2007, we acquired Istituto Marangoni, a world-renowned post-secondary fashion and design school with locations in three prominent international fashion capitals: Milan, London, and Paris. Istituto Marangoni, which has approximately 1,500 students, offers undergraduate and graduate level diploma programs in fashion and design and other related fields, such as fashion styling, fashion business, fashion promotion, furniture design, product design, interior design, and graphic design. The acquisition expands our European presence and marks our entry into the Italian educational market.

Hybrid Learning.   We have made significant advances in the development of our unique hybrid learning model, which capitalizes on our schools’ online campuses’ virtual campus platform and enables students at our on-ground campuses to complete their academic programs on-ground or online. AIU and CTU were our first on-ground schools to offer hybrid educational programs as a complement to those schools’ existing online campuses. We expect to expand our hybrid learning offerings to other selected schools during 2007.

Increased Competition.   We have experienced increased competition for our universities’ fully-online platforms and in certain of the markets served by our campuses. While we believe that each of our schools possess strong competitive advantages, such increased competition has adversely affected our schools’ ability to recruit new students.

Business Acquisitions

On January 25, 2007, we acquired 100% of the issued and outstanding stock of Istituto Marangoni for approximately $37.2 million. The purchase price was funded with cash generated from operating activities. Istituto Marangoni is a world-renowned private, for-profit, post-secondary fashion and design school with locations in Milan, Italy; London, England; and Paris, France. We acquired Istituto Marangoni primarily because of its potential for market leadership, the economic attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. The acquisition of Istituto Marangoni also provides us with a platform for additional expansion in Europe and represents our entry into the Italian educational market.

The purchase price of approximately $39.6 million, including acquisition costs of approximately $2.4 million, was allocated to the estimated fair values of acquired tangible and intangible assets of approximately $27.0 million and assumed liabilities of approximately $16.2 million as of January 25, 2007. Intangible assets acquired include, among others, trade names with a total estimated fair value of approximately $9.8 million and student contracts with an estimated fair value of approximately $1.5 million. Based on our preliminary purchase price allocation, we have recorded goodwill of approximately $28.8 million. We do not expect any portion of this goodwill balance to be deductible for income tax reporting purposes.

Subsequent adjustments may be made to the purchase price and the purchase price allocation. However, we do not believe that any such adjustments will be significant.

Litigation and Regulatory Matters

See Note 7 “Commitments and Contingencies” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of selected litigation and regulatory matters.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 14 “Recent Accounting Pronouncements” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements that may affect us.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

A detailed discussion of the accounting policies and estimates that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties is included under the caption “Summary of Significant Accounting Policies and Estimates” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006. Note 2 “Significant Accounting Policies” of the notes to our consolidated financial statements in Part IV, Item 15 of our Annual Report on Form 10-K, for the year ended December 31, 2006, also includes a discussion of these and other significant accounting policies.

RESULTS OF CONTINUING OPERATIONS

Three Months Ended March 31, 2007, Compared to Three Months Ended March 31, 2006

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of continuing operations for the three months ended March 31, 2007, compared to the three months ended March 31, 2006.

	For the Three Months Ended March 31,				% Change
	2007	% of Total Revenue	2006	% of Total Revenue	2007 vs. 2006
	(Dollars in thousands)
TOTAL REVENUE	$424,008		$484,641		-12.5%
OPERATING EXPENSES
Educational services and facilities	141,647	33.4%	138,992	28.7%	1.9%
General and administrative:
Advertising	61,825	14.6%	63,545	13.1%	-2.7%
Admissions	58,533	13.8%	65,098	13.4%	-10.1%
Administrative	87,292	20.6%	86,282	17.8%	1.2%
Bad debt	7,725	1.8%	13,268	2.7%	-41.8%
Total general and administrative	215,375	50.8%	228,193	47.0%	-5.6%
Depreciation and amortization	18,781	4.4%	17,776	3.7%	5.7%
INCOME FROM OPERATIONS	48,205	11.4%	99,680	20.6%	-51.6%
INTEREST INCOME	4,705	1.1%	4,294	0.9%	9.6%
PROVISION FOR INCOME TAXES	19,895	4.7%	39,157	8.1%	-49.2%
Effective tax rate	36.50%		37.40%
INCOME FROM CONTINUING OPERATIONS	34,611	8.2%	65,538	13.5%	-47.2%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(4,573)	-1.1%	(12,839)	-2.6%	64.4%
NET INCOME	$30,038	7.1%	$52,699	10.9%	-43.0%

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

Revenue

Revenue and student starts for the three months ended March 31, 2007 and 2006, and student population as of January 31, 2007 and 2006, are as follows (dollars in thousands). We believe that student population totals as of January 31, 2007 and 2006, serve as reasonable approximations of the revenue-generating population during the first quarter of 2007 and 2006.

	For the Three Months Ended March 31,				% Change
	2007	% of Total CEC	2006	% of Total CEC	2007 vs. 2006
REVENUE:
University segment	$180,575	43%	$243,582	50%	-26%
Culinary Arts segment	88,697	21%	90,628	19%	-2%
Colleges segment	45,474	11%	51,836	11%	-12%
Health Education segment	44,871	10%	40,578	8%	11%
Academy segment	42,366	10%	43,027	9%	-2%
International segment	21,900	5%	14,883	3%	47%
Corporate and other	125	0%	107	0%	17%
Total revenue	$424,008		$484,641		-13%
STUDENT STARTS
University segment	14,540	60%	17,020	64%	-15%
Culinary Arts segment	2,720	11%	2,510	9%	8%
Colleges segment	1,080	5%	1,340	5%	-19%
Health Education segment	4,040	17%	3,710	14%	9%
Academy segment	1,220	5%	1,540	6%	-21%
International segment	400	2%	460	2%	-13%
Total student starts	24,000		26,580		-10%

	As of January 31,				% Change
	2007	% of Total CEC	2006	% of Total CEC	2007 vs. 2006
STUDENT POPULATION:
University segment	41,000	46%	46,400	49%	-12%
Culinary Arts segment	10,900	12%	11,500	12%	-5%
Colleges segment	8,700	10%	10,200	11%	-15%
Health Education segment	11,600	13%	10,700	12%	8%
Academy segment	9,500	11%	9,800	10%	-3%
International segment	7,600	8%	5,500	6%	38%
Total student population	89,300		94,100		-5%

Total revenue decreased $60.6 million, or 12.5%, from $484.6 million during the first quarter of 2006 to $424.0 million during the first quarter of 2007. The overall decrease in revenue is primarily attributable to a decrease in revenue generated by our University and Colleges segment, offset, in part, by increases in revenue generated by our Health Education and International segments.

University Segment Revenue.   University segment revenue decreased $63.0 million, or 25.9%, from $243.6 million during the first quarter of 2006 to $180.6 million during the first quarter of 2007. The University segment revenue decrease is primarily attributable to a decline in average student population and student starts during the first quarter of 2007 compared to average student population and student starts during the first quarter of 2006. We believe that the declines in the University segment student population and student starts are primarily attributable to the continuing effects of the ongoing SACS

Probation status of our AIU universities, which was announced on December 6, 2005, and is negatively impacting those schools’ ability to recruit new students. The adverse effects of the SACS Probation status have resulted in a decrease in student population and revenue at each of our AIU universities and has most dramatically impacted the operating results of AIU Online. Also contributing, in part, to the decline in University segment revenue during the first quarter of 2007 was the impact of AIU Online’s associate degree program price reductions introduced during the third quarter of 2006.

Culinary Arts Segment Revenue.   Culinary Arts segment revenue decreased $1.9 million, or 2.1%, from $90.6 million during the first quarter of 2006 to $88.7 million during the first quarter of 2007. The Culinary Arts segment revenue decrease is primarily attributable to a decline in Culinary Arts segment schools’ average student population during the first quarter of 2007, relative to Culinary Arts segment schools’ average student population during the first quarter of 2006. The decrease in average student population during the first quarter of 2007 is primarily attributable to declines in Culinary Arts segment student starts during 2006, which, in turn, were caused by declines in conversion rates and show rates during 2006. We believe that the declines in conversion rates and start rates during 2006 were caused, in part, by strict credit standards implemented by all our schools to mitigate our bad debt exposure. The existence of strict credit standards effectively limit the number of prospective culinary arts students who qualify for certain private financing options. The strict credit standards generally have a more significant effect on our Culinary Arts segment schools because these schools typically offer higher priced academic programs relative to academic programs offered by our other segment’s schools. During the third quarter of 2006, we implemented changes in the credit standards for all of our schools’ students. Such changes, while in compliance with our overall principles of fiscal responsibility, are intended to mitigate, in part, the negative effects of our original tightening of credit standards for all schools.

Colleges Segment Revenue.   Colleges segment revenue decreased $6.4 million, or 12.3%, from $51.8 million during the first quarter of 2006 to $45.5 million during the first quarter of 2007. The Colleges segment revenue decrease is primarily attributable to declines in average student population and student starts during the first quarter of 2007, relative to average student population and student starts during the first quarter of 2006, and represents continuation of weak operating performance experienced in recent periods by a many of our Colleges segment schools. We believe that the continuing weak operating performance experienced by many of our Colleges segment schools is primarily attributable to the continued negative impact of certain legal and regulatory matters and the related negative publicity, negative press coverage regarding certain of our Colleges segment schools, and ongoing general competitive pressures for student leads and enrollments experienced by certain of our Colleges segment schools.

Health Education Segment Revenue.   Health Education segment revenue increased $4.3 million, or 10.6%, from $40.6 million during the first quarter of 2006 to $44.9 million during the first quarter of 2007. The Health Education segment revenue increase is primarily attributable to (1) tuition price increases affected during 2006, (2) an increase in average student population and student starts during the first quarter of 2007, relative to average student population and student starts during the first quarter of 2006, and (3) a shift in student enrollment mix that resulted in higher average revenue per student.

International Segment Revenue.   International segment revenue increased $7.0 million, or 47.1%, from $14.9 million during the first quarter of 2006 to $21.9 million during the first quarter of 2007. The International segment revenue increase is primarily attributable to first quarter 2007 revenue of $3.7 million generated by Istituto Marangoni, which we acquired in January 2007. Additionally, revenue generated by our INSEEC schools during the first quarter of 2007 increased by approximately $3.3 million as a result of an increase in average student population during the first quarter of 2007, relative to average student population during the first quarter of 2006.

Educational Services and Facilities Expense

Educational services and facilities expense increased $2.7 million, or 1.9%, from $139.0 million during the first quarter of 2006 to $141.6 million during the first quarter of 2007. Approximately $1.6 million, or 61.6%, of the total increase is attributable to educational services and facilities expense incurred by Istituto Marangoni, which we acquired in January 2007. Educational services and facilities expense incurred by our existing schools increased by approximately $1.1 million. The $1.1 million increase is attributable to a $2.3 million increase in occupancy costs associated with upgraded and expanded facilities and a $2.2 million increase in academics expenses, offset, in part, by a $3.4 million decrease in other student-related expenses, including the costs of laptops, books, and other program materials, attributable to decreases in student population at most of our schools.

University segment educational services and facilities expense decreased $2.1 million, from $44.2 million during the first quarter of 2006 to $42.1 million during the first quarter of 2007.  The decrease is primarily attributable to a $2.8 million decrease in other student-related expense associated with the decreases in student population, offset, in part, by modest increases in occupancy costs and academics expenses.

General and Administrative Expense

General and administrative expense decreased $12.8 million, or 5.6%, from $228.2 million during the first quarter of 2006 to $215.4 million during the first quarter of 2007. Excluding general and administrative expense of approximately $1.4 million incurred during the first quarter of 2007 by Istituto Marangoni, acquired in January 2007, general and administrative expense incurred by our existing schools during the first quarter of 2007 decreased by approximately $14.2 million. This decrease is primarily attributable to a $7.1 million decrease in admissions expense associated with admissions headcount reductions and a $5.5 million decrease in bad debt expense. The overall decrease in general and administrative expense during the first quarter of 2007 reflects the impact of cost cutting measures enacted in response to declines in student population at a majority of our campuses and the effect of our corporate realignment, which we believe has eliminated certain redundancies and improved operational efficiency.

Also contributing to the total $14.2 million decrease in existing school general and administrative expense was a $1.2 million reduction in share-based compensation expense, which declined from $3.8 million during the first quarter of 2006 to $2.6 million during the first quarter of 2007.

University segment general and administrative expense decreased $11.6 million, or 10.2%, from $113.7 million during the first quarter of 2006, to $102.1 million during the first quarter of 2007, due primarily to a $6.5 million decrease in bad debt expense and a $5.4 million decrease in admissions expense. The decrease in admissions expense is primarily attributable to an approximate 25% reduction in average admissions advisor headcount during the first quarter of 2007, relative to average admissions advisor headcount during the first quarter of 2006.

As noted above, bad debt expense decreased by $5.5 million, from $13.3 million during the first quarter of 2006 to $7.7 million during the first quarter of 2007. Bad debt expense and bad debt expense as a percentage of revenue incurred by each of our reportable segments during the three months ended March 31, 2007 and 2006, was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2007	As a Percentage of Segment Revenue	2006	As a Percentage of Segment Revenue
Bad debt expense by segment:
University segment	$3,222	1.8%	$9,729	4.0%
Culinary Arts segment	1,590	1.8%	984	1.1%
Colleges segment	165	0.4%	372	0.7%
Health Education segment	1,725	3.8%	1,183	2.9%
Academy segment	568	1.3%	820	1.9%
International segment	51	0.2%	180	1.2%
Corporate and other	404	N/A	—	N/A
Total bad debt expense	$7,725	1.8%	$13,268	2.7%

The overall decrease in bad debt expense and bad debt expense as a percentage of revenue during the period is primarily attributable to (1) a decrease in overall student receivable exposure at a majority of our schools, primarily as a result of declines in student population and improved cash collections experience, and (2) overall improvement in student retention.

The decrease in University segment bad debt expense and bad debt expense as a percentage of revenue is attributable to (1) a decrease in student receivable exposure as a result of declines in student population and improved cash collections experience, (2) price reductions that have reduced the difference between program costs and available financial aid, and (3) improvements in student retention.

Income (Loss) From Continuing Operations and Continuing Operating Margin Percentage

Income (loss) from continuing operations and continuing operating margin percentage for the three months ended March 31, 2007 and 2006, by segment, was as follows:

	For the Three Months Ended March 31				% Change
	2007	% of Total CEC	2006	% of Total CEC	2007 vs. 2006
	(Dollars in thousands)
INCOME (LOSS) FROM CONTINUING OPERATIONS:
University segment (excluding share of affiliate earnings)	$32,011	66%	$81,487	82%	-61%
Culinary Arts segment	11,424	24%	14,009	14%	-19%
Colleges segment	7,304	15%	11,252	11%	-35%
Health Education segment	3,444	7%	1,213	1%	184%
Academy segment	4,005	8%	4,681	5%	-14%
International segment	6,207	13%	3,862	4%	61%
Corporate and other	(16,190)	-33%	(16,824)	-17%	-4%
Total income from operations	$48,205		$99,680		-52%
Operating profit margin percentage:
University segment (excluding share of affiliate earnings)	17.7%		33.5%
Culinary Arts segment	12.9%		15.5%
Colleges segment	16.1%		21.7%
Health Education segment	7.7%		3.0%
Academy segment	9.5%		10.9%
International segment	28.3%		25.9%
CEC consolidated	11.4%		20.6%

Income from continuing operations decreased $51.5 million, or 51.6%, from $99.7 million during the first quarter of 2006 to $48.2 million during the first quarter of 2007. Our continuing operating profit margin percentage decreased from 20.6% during the first quarter of 2006 to 11.4% during the first quarter of 2007. The decline in income from continuing operations and continuing operating profit margin percentage during the first quarter of 2007 is primarily attributable to the decline in University segment operating profit and operating profit margin percentage.

As discussed above, we believe that the declines in University segment operating profit and operating profit margin are primarily attributable to the negative effects of the ongoing Probation status of the University segment’s AIU universities, which has had a significant adverse impact on student starts, student population, and revenue.

AIU Online’s operating profit margin percentage declined from 45.8% during the first quarter of 2006 to 30.6% during the first quarter of 2007, due primarily to the continuing effects of the ongoing SACS Probation status, price reductions of associate degree programs, and the disproportionate growth of CTU Online, which operates at a lower operating profit margin percentage than does AIU Online. As discussed above, declines in AIU Online student starts, student population, and operating results have a disproportionate negative impact on University segment and CEC consolidated operating profits and operating profit margin percentages.

Income from operations and operating profit margin percentage for the three months ended March 31, 2007 and 2006, for our University segment universities, including the universities’ online platforms, are as follows:

	For the Three Months Ended March 31,
	2007	2006
	(In thousands)
Operating Profit (Loss):
On-ground universities	$(2,412)	$4,283
Online platforms (AIU Online, CTU Online, and Stonecliffe College Online combined)	34,423	77,204
Total University segment operating profit	$32,011	$81,487
Operating Profit (Loss) Margin Percentage:
On-ground universities	-5.6%	8.5%
Online platforms (AIU Online, CTU Online, and Stonecliffe College Online combined)	25.0%	40.0%
Total University segment operating profit margin percentage	17.7%	33.5%
AIU Online	30.6%	45.8%
CTU Online and Stonecliffe College Online	15.1%	24.4%

Interest Income

Interest income increased $0.4 million, or 9.6%, from $4.3 million during the first quarter of 2006 to $4.7 million during the first quarter of 2007, primarily as a result of an increase in average invested cash balances.

Provision for Income Taxes

Provision for income taxes decreased $19.3 million, or 49.2%, from $39.2 million during the first quarter of 2006 to $19.9 million during the first quarter of 2007. The decrease is primarily attributable to a decrease in continuing income before provision for income taxes during the first quarter of 2007 of approximately $50.2 million and a decrease in our effective tax rate for continuing operations from 37.4% during the first quarter of 2006 to 36.5% during the first quarter of 2007. The decrease in our effective tax rate is attributable primarily to the impact of various tax planning strategies, favorable changes in the proportionate distribution of our total pretax income among the tax jurisdictions in which we operate, and an increase in tax-exempt interest earned on invested cash balances.

Loss from Discontinued Operations

Loss from discontinued operations decreased $8.3 million, or 64.4%, from $12.8 million during the first quarter of 2006 to $4.6 million during the first quarter of 2007. Net loss from discontinued operations for the three months ended March 31, 2006, includes a goodwill impairment charge related to the Gibbs division of $6.5 million, net of income tax benefit of $3.9 million, and depreciation expense of $2.0 million, net of income tax benefit of $1.2 million. Loss from discontinued operations during the first quarter of 2007 includes no goodwill impairment charge and, in accordance with SFAS 144, no depreciation expense.

Net Income

Net income decreased $22.7 million, or 43.0%, from $52.7 million during the first quarter of 2006 to $30.0 million during the first quarter of 2007, as a result of the cumulative effect of the factors discussed above.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

As of March 31, 2007, cash and cash equivalents and investments totaled $449.8 million. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We finance our operating activities and our organic growth primarily through cash generated from operations. We finance acquisitions primarily through funding from a combination of equity issuances, credit facility borrowings, and cash generated from operations. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, and lease commitments through at least the next 12 months primarily with cash generated by operations, existing cash balances, and, if necessary, borrowings under our existing credit agreements.

The ED requires that Title IV Program funds collected in advance of student billings be kept in a separate cash account until students are billed for the portion of their program related to those Title IV Program funds collected. These restricted cash balances generally remain in these separate accounts for an average of 60 to 75 days from receipt. We do not recognize restricted cash balances on our consolidated balance sheets until all restrictions have lapsed with respect to those balances. As of March 31, 2007 and 2006, the amount of restricted cash balances held in separate cash accounts was not significant. Restrictions on these cash balances have not affected, nor do we believe that such restrictions will affect, our ability to fund our daily operations.

Sources and Uses of Cash

Operating Cash Flows

During the first quarter of 2007, net cash flows provided by operating activities totaled $89.1 million, compared to net cash flows provided by operating activities during the first quarter of 2006 of $122.6 million. The decrease in operating cash flows was primarily attributable to the decrease in net income during the first quarter of 2007.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students finance tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, private and institutional scholarships, and cash payments. The following table summarizes our U.S. schools’ cash receipts from tuition payments by fund source as a percentage of total tuition payments received for the three months ended March 31, 2007 and 2006. The percentages reflected therein were determined based upon each U.S. school’s cash receipts for the three months ended March 31.

	For the Three Months Ended March 31,
	2007	2006
Title IV Program funding
Stafford loans	42.8%	42.1%
Grants	11.3%	10.2%
PLUS loans	7.5%	7.2%
Total Title IV Program funding	61.6%	59.5%
Private loans
Non-recourse loans	16.4%	20.6%
Sallie Mae loans	2.5%	1.6%
Stillwater recourse loans	0.1%	0.4%
Total private loans	19.0%	22.6%
Scholarships, grants and other	3.7%	3.9%
Cash payments	15.7%	14.0%
Total tuition receipts	100.0%	100.0%

The total Title IV Program funding as a percentage of total tuition receipts reflected above was not computed on the same basis on which our 90-10 Rule ratios are computed. In accordance with applicable regulations, certain tuition receipts included in the totals above are excluded from our 90-10 Rule ratio calculations.

For a detailed discussion of Title IV Program funding and alternative private loan funding sources for our students, see “Student Financial Aid and the Regulation of the Postsecondary Education Industry” and “Alternative Student Financial Aid Sources” in Item 1 “Business” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2006.

Our primary uses of cash to support our operating activities include, among other things, cash paid to employees for services, to vendors for products and services, to lessors for rents and operating costs related to leased facilities, to suppliers for textbooks and other school supplies, and to federal, state, and provincial governments for income and other taxes.

Although we anticipate that we will be able to satisfy the cash requirements for our working capital needs, capital expenditures, and commitments through at least the next 12 months primarily with cash generated by our operations, existing cash balances, and, if necessary, borrowings under our existing credit agreements, we are not able to reasonably assess the effect of loss contingencies on future cash requirements and liquidity. See Note 7 “Commitments and Contingencies” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional discussion of such loss contingencies.

Investing Cash Flows

Acquisition of Istituto Marangoni.   On January 25, 2007, we acquired 100% of the issued and outstanding stock of Istituto Marangoni for approximately $37.2 million, excluding acquired cash balances totaling approximately $6.9 million. The purchase price was funded with cash generated from operating activities.

Purchases of Investments.   Net purchases of available-for-sale investments were $22.5 million during the first quarter of 2007, compared to net purchases of available-for-sale investments of $117.8 million during the first quarter of 2006. The decrease in net investment purchases is primarily attributable to cash used during the first quarter of 2007 fund treasury stock purchases and the acquisition of Istituto Marangoni.

Capital Expenditures.   Capital expenditures decreased $0.7 million, or 4.1%, from $17.5 million during the first quarter of 2006 to $16.8 million during the first quarter of 2007. Capital expenditures during the first quarter of 2007 represented approximately 3.7% of first quarter 2007 total revenue, including revenue generated by our schools and campuses held for sale.

Financing Cash Flows

During the first quarter of 2007, net cash used in financing activities totaled $40.9 million, a $19.6 million increase relative to cash used in financing activities during the first quarter of 2006 of $21.4 million. The increase in net cash used for financing activities was primarily attributable to an increase in cash used for repurchases of our common stock, partially offset by an increase in proceeds received from the issuance of our common stock and tax benefits associated with the exercise of stock options. During the first quarter of 2007, we repurchased 1.6 million shares of our common stock for approximately $50.0 million, relative to 0.7 million shares of our common stock repurchased for approximately $24.9 million during the first quarter of 2006.

Credit Agreements.   As of March 31, 2007, we had outstanding under our $200.0 million U.S. Credit Agreement revolving loans totaling approximately $11.6 million and letters of credit totaling approximately $16.1 million. The availability under our U.S. Credit Agreement as of March 31, 2007, was $172.3 million. As of March 31, 2007, we had no outstanding borrowings under our $10.0 million (USD) Canadian Credit Agreement.

Contractual Obligations

As of March 31, 2007, minimum future cash payments due under contractual obligations, including, among others, our credit agreements, non-cancelable operating and capital lease agreements, and other long-term arrangements, were as follows (in thousands):

	2007	2008	2009	2010	2011	2012 & Thereafter	Total
Revolving loans	$11,621	$—	$—	$—	$—	$—	$11,621
Operating lease obligations	128,035	92,206	115,639	110,893	106,964	642,833	1,196,570
Capital lease obligations	732	1,205	437	437	437	656	3,904
Other long-term debt	—	—	—	—	—	—	—
Total contractual cash obligations	$140,388	$93,411	$116,076	$111,330	$107,401	$643,489	$1,212,095

Revolving Loans.   We have entered into an unsecured credit agreement (the “U.S. Credit Agreement”) with a syndicate of financial institutions. Under our U.S. Credit Agreement, we may borrow up to the U.S. dollar equivalent of $200.0 million in U.S. dollars and various foreign currencies under a revolving credit facility and obtain up to the U.S. dollar equivalent of $100.0 million in standby letters of credit in U.S. dollars and various foreign currencies. Outstanding letters of credit were approximately $16.1 million as of March 31, 2007, and reduced the availability of borrowings under the revolving credit facility but are not included in the table above. Subject to the satisfaction of certain conditions precedent under the U.S. Credit Agreement, we may prepay outstanding loans under the U.S. Credit Agreement at any time without penalty. The stated maturity of our U.S. Credit Agreement is December 19, 2007.

Our domestic subsidiaries have jointly and severally guaranteed repayment of our obligations under the U.S. Credit Agreement. Under the U.S. Credit Agreement, we are limited in our ability to take certain actions, including, among other things, consummating certain acquisitions or mergers, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring other debt in excess of specified amounts, prepaying other debt, and making certain investments. We are also required to satisfy certain financial covenants on a periodic basis, including the maintenance of a maximum consolidated leverage ratio of 1.75:1, a minimum fixed charge coverage ratio of 1.50:1, a minimum level of consolidated net worth, and a minimum annual consolidated ED financial responsibility composite score of 1.50. As of March 31, 2007, we were in compliance with the covenants of our U.S. Credit Agreement.

Our Canadian subsidiary has entered into an unsecured credit agreement (the “Canadian Credit Agreement”) with a syndicate of financial institutions. Under our Canadian Credit Agreement, our Canadian subsidiary may borrow up to the U.S. dollar equivalent of 10.0 million in Canadian dollars under a revolving credit facility. Subject to the satisfaction of certain conditions precedent under the Canadian Credit Agreement, we may prepay outstanding loans under the Canadian Credit Agreement at any time without penalty. The stated maturity of our Canadian Credit Agreement is December 19, 2007.

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

Capital Lease Obligations.   We finance the acquisition of certain equipment through capital lease agreements and have assumed capital lease obligations in connection with certain acquisitions. As of March 31, 2007, the principal balance of outstanding capital lease obligations was approximately $3.4 million.

Off-Balance Sheet Arrangements.   As of March 31, 2007, we were not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

Changes in Financial Position—March 31, 2007 compared to December 31, 2006

Selected consolidated balance sheet account changes from December 31, 2006, to March 31, 2007, were as follows:

	As of March 31, 2007	As of December 31, 2006	% Change
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$165,593	$188,058	-12%
Investments	284,234	259,766	9%
Total cash and cash equivalents and investments	449,827	447,824	0%
Student receivables, gross	71,854	76,692	-6%
Allowance for doubtful accounts	(26,791)	(28,532)	-6%
Student receivables, net	45,063	48,160	-6%
Assets held for sale	64,455	69,171	-7%
Other current assets	16,822	32,064	-48%
Goodwill	379,454	349,703	9%
Liabilities
Current liabilities:
Accounts payable	27,468	29,861	-8%
Accrued payroll and related benefits	23,804	26,678	-11%
Accrued income taxes	19,588	—	100%
Deferred tuition revenue	143,507	131,651	9%
Long-term liabilities
Deferred rent obligations	89,710	90,013	0%
Stockholders’ equity
Treasury stock	$(416,286)	$(366,319)	14%

Cash and Cash Equivalents and Investments.   The increase in total cash and cash equivalents and investments is primarily attributable to cash flows generated from operations during the period of approximately $89.1 million, offset, in part, by cash of $50.0 million used during the period to repurchase approximately 1.6 million shares of our common stock and cash of $37.2 million, excluding acquired cash balances of approximately $6.9 million, used to purchase Instituto Marangoni.

Student Receivables.   The decrease in net student receivables is primarily attributable to continued improvements in our financial aid packaging and cash collections processing during the period. Our allowance for doubtful accounts as a percentage of gross student receivables and quarterly days sales outstanding (“DSO”) were as follows as of the dates indicated:

	As of
	March 31, 2007	December 31, 2006	March 31, 2006
Allowance for doubtful accounts as a percentage of gross student receivables	37.3%	37.2%	40.5%
Quarterly DSO (in days) (1)	11	12	11

(1)          We calculate DSO by dividing net receivables, including both student receivables and other receivables, by quarterly average daily revenue. Quarterly averge daily revenue is computed by dividing total quarterly revenue by the total number of days in the quarter.

Other Current Assets.   The decrease in other current assets is primarily attributable to the remission during the first quarter of 2007 of taxes of approximately $15.4 million withheld in connection with the exercise of stock options in December 2006.

Goodwill.   The increase in goodwill is primarily attributable to goodwill of approximately $28.8 million recorded in connection with our January 2007 acquisition of Istituto Marangoni.

Accounts Payable.   The decrease in accounts payable is primarily attributable to the implementation of an automated voucher approval and payment process at certain of our schools and the corporate office during 2005, which has resulted in a continued reduction in our outstanding payable balances.

Accrued Payroll and Related Benefits.   The decrease in accrued payroll and related benefits is primarily attributable to a reduction in corporate office headcount associated with our corporate realignment  completed during the first quarter of 2007. The decrease is also due to the payment of 2006 bonuses during the first quarter of 2007.

Accrued Income Taxes.   The increase in accrued income taxes is primarily attributable to current income tax liabilities associated with pretax income generated during the period, offset, in part, by income tax payments made during the first quarter of 2007. As of December 31, 2006, we were in a prepaid position with respect to income taxes, and accordingly, our accrued income tax balance was zero.

Deferred Tuition Revenue.   The increase in deferred tuition revenue is primarily attributable to improvements in advanced cash collections, particularly amounts collected in advance of April 2007 student starts.

Treasury Stock.   As discussed above, during the three months ended March 31, 2007, we repurchased approximately 1.6 million shares of our common stock for approximately $50.0 million at an average price of approximately $30.42 per share. All such shares of our common stock were repurchased during March 2007, subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2006, on March 1, 2007.

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

Interest Rate Exposure

Our borrowings under our credit agreements bear annual interest at variable rates tied to the prime rate and the Eurocurrency rate. Total outstanding borrowings under these credit agreements were $11.6 million and $11.5 million as of March 31, 2007, and December 31, 2006, respectively.

The weighted average interest rate of borrowings under our credit agreements was 4.66% as of March 31, 2007, and December 31, 2006, respectively.

In addition, we had capital lease obligations totaling $3.4 million as of March 31, 2007, and December 31, 2006, respectively.

We estimate that the book value of our investments, debt instruments, and any related derivative financial instruments approximated their fair values as of March 31, 2007, and December 31, 2006. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

Foreign Currency Exposure

We are subject to foreign currency exchange exposures arising from current and anticipated transactions denominated in currencies other than the U.S. dollar and the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts. Specifically, we are subject to risks associated with fluctuations in the value of the Euro, the Canadian dollar, and the British pound vis-à-vis the U.S. dollar. Our investment in our foreign operations as of March 31, 2007, was not significant to our consolidated financial position, and the book values of the assets and liabilities of such foreign operations as of March 31, 2007, approximated their fair values.

In addition, as of March 31, 2007, we had borrowings outstanding under our U.S. Credit Agreement of $11.6 million denominated in €8.7 million.

We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in foreign currency exchange rates is not significant.

Item 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings

Note 7 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.                Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, and results of operations and the market price of our common stock. Item 1A of our Annual Report on Form 10-K for year ended December 31, 2006, includes a detailed discussion of these risk factors.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the three months ended March 31, 2007:

Issuer Purchases of Equity Securities

				Maximum
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs (1)	or Programs (1)
January 1, 2007—January 31, 2007	—	$—	—	$133,761,949
February 1, 2007—February 28, 2007	—	—	—	133,761,949
March 1, 2007—March 31, 2007	1,642,687	30.42	1,642,687	$83,794,797
Total	1,642,687	$30.42	1,642,687

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

Item 5.                        Other Information

Corporate Governance

On April 13, 2007, the Company filed and distributed proxy materials in connection with the solicitation by the Board of Directors of proxies to be voted at the Company’s 2007 Annual Meeting of Stockholders, scheduled for May 17, 2007. As described in the proxy materials, the Board of Directors recommends that eligible stockholders vote (i) for all six of the Board of Director’s nominees for election as directors, (ii) for the ratification of the appointment of the Company’s independent registered public accounting firm, and (iii) to transact such other business as may properly come before the meeting or any adjournments thereof.

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

CAREER EDUCATION CORPORATION
Date: May 3, 2007	By:	/s/ GARY E. MCCULLOUGH
Gary E. McCullough
President and Chief Executive Officer
(Principal Executive Officer)
Date: May 3, 2007	By:	/s/ PATRICK K. PESCH
Patrick K. Pesch
Executive Vice President,
Chief Financial Officer, Treasurer
and Assistant Secretary
(Principal Financial and Accounting Officer)