Form 10-Q
period 2007-06-30
CAREER EDUCATION CORP
filed 2007-08-08
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of August 6, 2007: 91,205,657

CAREER EDUCATION CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$99,161	$187,853
Investments	264,095	259,766
Total cash and cash equivalents and investments	363,256	447,619
Receivables:
Students, net of allowance for doubtful accounts of $29,504 and $28,709 as of June 30, 2007, and December 31, 2006, respectively	45,030	48,564
Other, net	9,229	8,094
Prepaid expenses	39,207	29,621
Inventories	18,375	16,853
Deferred income tax assets	7,105	11,357
Assets held for sale	60,692	63,156
Other current assets	18,725	32,064
Total current assets	561,619	657,328
PROPERTY AND EQUIPMENT, net	341,954	352,270
GOODWILL	380,450	349,760
INTANGIBLE ASSETS, net	45,550	33,984
OTHER ASSETS	24,565	32,321
TOTAL ASSETS	$1,354,138	$1,425,663
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$11,311	$12,098
Accounts payable	26,665	30,095
Accrued expenses:
Payroll and related benefits	26,636	27,012
Income taxes	4,586	—
Other	87,742	78,885
Deferred tuition revenue	114,598	132,186
Liabilities held for sale	31,246	31,879
Total current liabilities	302,784	312,155
LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	3,304	2,763
Deferred rent obligations	91,660	90,360
Deferred income tax liabilities	16,328	16,527
Other	8,413	7,980
Total long-term liabilities	119,705	117,630
SHARE-BASED AWARDS SUBJECT TO REDEMPTION	13,827	13,477
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 107,562,174 and 106,923,310 shares issued, 92,827,210 and 96,148,825 shares outstanding as of June 30, 2007, and December 31, 2006, respectively	1,076	1,069
Additional paid-in capital	688,554	666,780
Accumulated other comprehensive income	9,431	5,683
Retained earnings	710,001	675,188
Cost of 14,734,964 and 10,774,485 shares in treasury as of June 30, 2007, and December 31, 2006, respectively	(491,240)	(366,319)
Total stockholders’ equity	917,822	982,401
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,354,138	$1,425,663

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended March 31,
	2007	2006	2007	2006
REVENUE:
Tuition and registration fees	$389,243	$435,443	$797,531	$905,122
Other	16,028	17,141	35,789	37,451
Total revenue	405,271	452,584	833,320	942,573
OPERATING EXPENSES:
Educational services and facilities	143,958	136,663	288,263	278,462
General and administrative	229,717	233,405	448,540	465,454
Depreciation and amortization	19,662	19,371	38,443	37,760
Goodwill impairment charge	—	84,975	—	84,975
Total operating expenses	393,337	474,414	775,246	866,651
Income (loss) from operations	11,934	(21,830)	58,074	75,922
OTHER INCOME (EXPENSE):
Interest income	4,132	4,679	8,836	8,973
Interest expense	(209)	(347)	(563)	(685)
Share of affiliate earnings	949	696	2,661	1,599
Miscellaneous income (expense)	479	(251)	716	(95)
Total other income	5,351	4,777	11,650	9,792
Income (loss) before provision for income taxes	17,285	(17,053)	69,724	85,714
PROVISION FOR INCOME TAXES	6,287	22,959	25,449	61,395
Income (loss) from continuing operations	10,998	(40,012)	44,275	24,319
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(5,873)	(7,497)	(9,112)	(19,129)
NET INCOME (LOSS)	$5,125	$(47,509)	$35,163	$5,190
NET INCOME (LOSS) PER SHARE—BASIC:
Income (loss) from continuing operations	0.12	$(0.41)	$0.47	$0.25
Loss from discontinued operations	(0.07)	(0.08)	(0.10)	(0.20)
Net income (loss)	$0.05	$(0.49)	$0.37	$0.05
NET INCOME (LOSS) PER SHARE—DILUTED:
Income (loss) from continuing operations	$0.12	$(0.41)	$0.46	$0.24
Loss from discontinued operations	(0.07)	(0.08)	(0.09)	(0.19)
Net income (loss)	$0.05	$(0.49)	$0.37	$0.05
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	93,924	96,989	95,103	97,563
Diluted	94,659	96,989	95,715	99,631

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulated Other
	Issued Shares	Par Value	Purchased Shares	Cost	Paid-in Capital	Comprehensive Income	Retained Earnings	Total
BALANCE, December 31, 2006	106,924	$1,069	(10,774)	$(366,319)	$666,780	$5,683	$675,188	$982,401
Net income	—	—	—	—	—	—	35,163	35,163
Foreign currency translation	—	—	—	—	—	3,727	—	3,727
Unrealized gain on investments	—	—	—	—	—	21	—	21
Total comprehensive income								38,911
Treasury stock purchased	—	—	(3,961)	(124,921)	—	—	—	(124,921)
Share-based compensation expense	—	—	—	—	8,225	—	—	8,225
Common stock issued under:
Stock option plans	564	5	—	—	9,302	—	—	9,307
Employee stock purchase plan	74	2	—	—	1,681	—	—	1,683
Tax benefit of options exercised	—	—	—	—	2,566	—	—	2,566
Adjustment to share-based awards subject to redemption	—	—	—	—	—	—	(350)	(350)
BALANCE, June 30, 2007	107,562	$1,076	(14,735)	$(491,240)	$688,554	$9,431	$710,001	$917,822

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,125	$(47,509)	$35,163	$5,190
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Goodwill impairment charge	—	84,975	—	95,364
Depreciation and amortization expense	19,662	21,942	38,443	42,951
Bad debt expense	12,513	17,787	20,962	32,263
Compensation expense related to share-based awards	5,124	4,471	8,225	8,486
(Gain) loss on disposition of property and equipment	(217)	232	(216)	255
Share of affiliate earnings, net of dividends received	20	(696)	250	(1,599)
Changes in operating assets and liabilities, net of acquisitions	(43,115)	(72,378)	(14,568)	(51,449)
Net cash provided by (used in) operating activities	(888)	8,824	88,259	131,461
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition, net of acquired cash	—	—	(30,324)	—
Acquisition transaction costs	(326)	—	(1,432)	—
Purchases of property and equipment	(14,518)	(25,608)	(31,330)	(43,151)
Purchases of available-for-sale investments	(79,230)	(190,831)	(288,684)	(552,450)
Sales of available-for-sale investments	99,377	293,513	286,332	537,285
Other	(197)	(105)	(191)	(110)
Net cash provided by (used in) investing activities	5,106	76,969	(65,629)	(58,426)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(74,954)	(99,920)	(124,921)	(124,845)
Issuance of common stock	3,846	4,479	10,990	7,411
Tax benefit associated with stock option exercises	641	1,330	2,566	2,050
Payments of capital lease obligations and other long-term debt	(1,347)	(95)	(1,376)	(184)
Net cash used in financing activities	(71,814)	(94,206)	(112,741)	(115,568)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	1,207	(20)	1,912	814
NET DECREASE IN CASH AND CASH EQUIVALENTS	(66,389)	(8,433)	(88,199)	(41,719)
DISCONTINUED OPERATIONS CASH ACTIVITY INCLUDED ABOVE:
Add: Cash balance of discontinued operations at beginning of the period	2,478	1,898	1,964	3,094
Less: Cash balance of discontinued operations at end of the period	2,457	1,083	2,457	1,083
CASH AND CASH EQUIVALENTS, beginning of the period	165,529	97,124	187,853	129,214
CASH AND CASH EQUIVALENTS, end of the period	$99,161	$89,506	$99,161	$89,506

CAREER EDUCATION CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                 DESCRIPTION OF THE COMPANY

We are a dynamic educational services company committed to quality, career-focused learning and led by passionate professionals who inspire individual worth and lifelong achievement. Since our founding in 1994, we have progressed rapidly toward our goal of becoming the world’s leading provider of quality educational services. We are one of the world’s leading on-ground providers of private, for-profit, postsecondary education and have a substantial presence in online education. Our schools and universities prepare students for professionally and personally rewarding careers through the continuing operation of 76 on-ground campuses located throughout the United States and in France, Canada, Italy, and the United Kingdom and three fully-online academic platforms.

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

2.                 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The condensed consolidated balance sheet as of December 31, 2006, has been derived from the audited consolidated financial statements as of that date. For additional information, refer to the consolidated financial statements and notes to consolidated financial statements as of and for the year ended December 31, 2006, included in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2007.

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

During the second quarter of 2007, we announced our decision to teach-out our two Brooks College campuses, which previously were held for sale. Accordingly, the results of operations of our two Brooks College campuses previously reported in discontinued operations as of December 31, 2006, and March 31, 2007, are now included in our results from continuing operations in our unaudited condensed consolidated statements of income for all 2007 and 2006 periods presented. Additionally, our audited condensed consolidated balance sheet as of December 31, 2006, has been restated to reflect our treatment of Brooks College as a continuing operation. See Note 12 “Discontinued Operations” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional discussion on our decision to teach-out our two Brooks College locations.

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

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of January 25, 2007 (in thousands):

Current assets	$12,648
Property and equipment	2,099
Intangible assets not subject to amortization
Trade names	9,782
Intangible assets subject to amortization
Student contracts (1.5-year useful life)	1,456
Covenant not to compete (3-year useful life)	479
Goodwill	28,793
Other assets	541
Total assets acquired	55,798
Current liabilities	11,134
Long-term liabilities	5,070
Total liabilities assumed	16,204
Net assets acquired	$39,594

Supplemental pro forma financial statement disclosures have not been included as this acquisition was not material to our consolidated financial position or results of operations.

4.                 FINANCIAL INSTRUMENTS

Cash and Cash Equivalents and Investments

Cash equivalents include short-term investments with a term to maturity of less than 90 days.

The postsecondary education industry includes approximately 6,500 institutions that participate in federally-sponsored financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended (“HEA,”), which we refer to as “Title IV Programs.” The U.S. Department of Education (“ED”) requires that Title IV Program funds collected in advance of student billings be kept in a separate cash account until the students are billed for the portion of their program related to those Title IV Program funds collected. The ED further requires that Title IV Program funds be disbursed to students within three business days of receipt. As of June 30, 2007, and December 31, 2006, the amount of restricted cash balances held in separate cash accounts was not significant. Restrictions on cash balances have not affected our ability to fund daily operations.

Investments, which primarily consist of municipal auction rate securities, are classified as “available-for-sale” in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are recorded at fair value. Any unrealized gains or temporary unrealized losses, net of income tax effects, are reported as a component of accumulated other comprehensive income on our consolidated balance sheet. Realized gains and losses are computed on the basis of specific identification and are included in miscellaneous other income (expense) in our consolidated income statement. As of June 30, 2007, the stated terms to maturity of certain of our available-for-sale investments are greater than one year. However, all of our available-for-sale investments are classified as current assets on our consolidated balance sheets because the investments are readily marketable, available for use in our current operations, and reasonably expected to be sold within one year.

Cash and cash equivalents and investments consist of the following as of June 30, 2007, and December 31, 2006 (in thousands):

	June 30, 2007
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$76,379	$—	$—	$76,379
Money market funds	22,782	—	—	22,782
Total cash and cash equivalents	99,161	—	—	99,161
Investments (available-for-sale):
Auction rate municipal bonds	263,347	—	—	263,347
Mortgage-backed securities	748	2	(2)	748
Total investments	264,095	2	(2)	264,095
Total cash and cash equivalents and investments	$363,256	$2	$(2)	$363,256

	December 31, 2006
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$48,959	$—	$—	$49,959
Money market funds	120,934	—	—	120,934
Commercial paper	17,958	2	—	17,960
Total cash and cash equivalents	187,851	2	—	187,853
Investments (available-for-sale):
Auction rate municipal bonds	249,007	2	(1)	249,008
Asset-backed securities	8,203	—	(2)	8,201
Mortgage-backed securities	2,566	—	(9)	2,557
Total investments	259,776	2	(12)	259,766
Total cash and cash equivalents and investments	$447,627	$4	$(12)	$447,619

Student Receivables Valuation Allowance

Changes in our student receivables allowance during the three and six months ended June 30, 2007 and 2006, were as follows:

	Balance,			Purchase
	Beginning of	Charges to	Amounts	Accounting	Balance, End
	Period	Expense	Written-off	Adjustment	of Period
	(In thousands)
For the three months ended June 30, 2007	$26,922	$10,994	$(8,412)	$—	$29,504
For the three months ended June 30, 2006	$35,961	$16,590	$(18,180)	$—	$34,371
For the six months ended June 30, 2007	$28,709	$18,708	$(17,922)	$9	$29,504
For the six months ended June 30, 2006	$38,223	$29,967	$(33,819)	$—	$34,371

Credit Agreements

As of June 30, 2007, we have outstanding under our $200.0 million U.S. Credit Agreement revolving loans totaling $10.4 million and letters of credit totaling $15.6 million. Credit availability under our U.S. Credit Agreement as of June 30, 2007, is $174.0 million.

As of June 30, 2007, we have no revolving loans outstanding under our $10.0 million (USD) Canadian Credit Agreement.

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

In October of 2006, we negotiated an amendment to our risk sharing agreement that reduced the minimum credit score required for our students to qualify for non-recourse loans under Sallie Mae’s non-recourse loan program. The amendment also reduced loan fees and interest rates charged to our students for both non-recourse and recourse loans funded by Sallie Mae. Under the amendment, we are obligated to pay Sallie Mae a discount fee equal to 25% of all recourse loans funded under the agreement after March 1, 2007. Pursuant to the amendment, we are no longer required to deposit a portion of loans funded under the agreement into a Sallie Mae reserve account. In addition, we are not required to repurchase any loans funded under the agreement.

Stillwater.   The private student loans subject to the Stillwater purchase agreement were made by Stillwater to students at our schools if (1) the student demonstrates a specified minimum credit score, which is less than the minimum credit score required pursuant to our risk sharing agreement with Sallie Mae, (2) any bankruptcy proceeding involving the student has been discharged for at least 18 months, and (3) the student is not in default or delinquent with respect to any prior student loan. The loans are serviced by Sallie Mae. Under the terms of the purchase agreement, Stillwater retained 50% of the loan amounts disbursed and deposited this amount into a reserve account. Under the terms of the purchase agreement, Stillwater has an option, but not an obligation, to sell to us 100% of these private student loans on a monthly basis. We were required to purchase all private student loans offered for sale by Stillwater for a price equal to the current principal balance plus accrued interest. To date, we have purchased all private student loans offered for sale by Stillwater. Upon purchase of private student loans from Stillwater, we receive all funds that were placed into the reserve account with respect to the specific loans purchased.

Amounts held in reserve with Stillwater will be used to finance 50% of the principal balance of any loans that we are required to purchase pursuant to the agreement. We record such amounts as a deposit in long-term assets on our consolidated balance sheet. Based on our collection experience, we establish a 100% reserve against Stillwater funds on deposit. Due to the high level of uncollectible amounts expected under the Stillwater agreement, the associated costs are classified as a reduction of the related tuition revenue in our consolidated statement of income. Costs are recognized on a straight-line basis over the course of the instructional term for which the underlying loan was granted as the related revenues are earned and classified as a reduction of related revenue. Upon purchasing Stillwater loans in default, we record the total balance of the loans as a long-term recourse loan receivable and transfer the reserve for recourse loans withheld by the lender, totaling approximately 50% of the related principal balance, from the deposit contra-account to the long-term loan receivable contra-account, such that the net book value of the purchased loans is approximately 50% of the related principal balance. Based on our collection experience, we believe that the 50% reserve is reasonable to provide for Stillwater loans that have been purchased or that may be purchased and that may be ultimately uncollectible. We evaluate the collectibility of the Stillwater loan receivables on a periodic basis and may adjust our reserve estimates in future periods based on collections experience.

On January 29, 2007, we provided Stillwater with a 90-day notice to terminate the purchase agreement. Pursuant to such notice, the purchase agreement terminated on April 29, 2007. However, we are still obligated to purchase any loans made by Stillwater prior to this termination date when offered by Stillwater for sale.

The following table reflects selected information with respect to each of our recourse loan agreements, including cumulative loan disbursements and purchase activity under the agreements from inception through June 30, 2007 (in millions, except for cumulative loan limits per student):

Lender	Agreement Effective Date	Disbursed Loan Limit		Cumulative Loan Limit Per Student (5)	Loans Disbursed	Loans Purchased	Loans We May be Required to Purchase
Sallie Mae	July 2002 to June 2009 (1)	$180.0	(3)	$12,000 to $39,000	$139.8	$28.0	$0.4
Stillwater	December 2003 to April 2007 (2)	$20.0	(4)	$7,500 to $13,500	$25.1	$30.1	$0.7

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

(4)          Under the Stillwater purchase agreement, the total amount of loans held by Stillwater under the agreement at any time could not exceed $20.0 million.

(5)          Loan limit per student generally represents the maximum loan amount available to an individual student during his or her complete academic program at one of our schools. Loan limits vary based on the length of the student’s academic program.

Costs associated with our recourse loan agreements as of and for the three and six months ended June 30, 2007 and 2006, are set forth below (in thousands). As discussed above, costs incurred in connection with our Sallie Mae agreements are classified as a component of educational services and facilities expense in our consolidated statement of income, and costs incurred in connection with our Stillwater agreement are classified as a reduction of tuition and registration fee revenue in our consolidated statement of income.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Sallie Mae	$2,070	$1,839	$4,318	$3,430
Stillwater	$133	$861	$292	$2,064

Outstanding recourse loan deposit, contra-deposit, loan receivable, and contra-loan receivable balances as of June 30, 2007, and December 31, 2006, are set forth below (in thousands).

	Deposits	Contra-Deposits	Net Book Value
Sallie Mae
As of June 30, 2007	$509	$264	$245
As of December 31, 2006	$764	$143	$621
Stillwater
As of June 30, 2007	$492	$492	$—
As of December 31, 2006	$702	$702	$—

	Loan Receivable	Allowance For Uncollectible Loans	Net Book Value
Sallie Mae
As of June 30, 2007	$27,548	$27,548	$—
As of December 31, 2006	$24,266	$24,266	$—
Stillwater
As of June 30, 2007	$24,426	$15,139	$9,287
As of December 31, 2006	$24,870	$15,353	$9,517

6.                 GOODWILL

Changes in the carrying amount of goodwill during the six months ended June 30, 2007, by reportable segment are as follows (in thousands):

	Academy segment	Colleges segment	Culinary Arts segment	Health Education segment	International segment	University segment	Total
Goodwill balance as of December 31, 2006	$14,064	$27,940	$75,148	$131,060	$13,982	$87,566	$349,760
Goodwill related to 2007 acquisitions	—	—	—	—	28,793	—	28,793
Effect of foreign currency exchange rate changes	356	—	—	—	1,541	—	1,897
Goodwill balance as of June 30, 2007	$14,420	$27,940	$75,148	$131,060	$44,316	$87,566	$380,450

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

Derivative Actions.   As previously disclosed, on January 5, 2004, a derivative action captioned McSparran v. John M. Larson, et al. (“McSparran”) was filed in the United States District Court for the Northern District of Illinois on behalf of CEC against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, Nick Fluge, Jacob P. Gruver, and Todd H. Steele and CEC as a nominal defendant. Each individual defendant in this action is or was one of our officers or directors. The lawsuit alleged breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and breach of fiduciary duties for insider stock sales and misappropriation of information, generally based on allegations of conduct similar to that complained of in the In re Career Education Corporation Securities Litigation matter described above. On February 28, 2007, the court granted the defendants’ motion to dismiss for failure to plead demand futility and dismissed with prejudice the plaintiffs’ amended derivative complaint. Plaintiffs filed a notice of appeal on March 26, 2007. Plaintiffs moved to voluntarily dismiss their appeal on May 25, 2007, and the Seventh Circuit Court of Appeals granted their motion on May 30, 2007. In accordance with that final judgment, this matter is now closed.

As previously disclosed, on July 2, 2004, a derivative action captioned Xiao-Qiong Huang v. John M. Larson, et al., was filed in the Circuit Court of Cook County, Illinois, Chancery Division, on behalf of CEC against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian,

Robert E. Dowdell, Thomas B. Lally, Nick Fluge, and Jacob P. Gruver and CEC as a nominal defendant. Each of the individual defendants is or was one of our officers or directors. The lawsuit alleged breach of fiduciary duty and misappropriation of confidential information for personal profit by the individual defendants and sought contribution and indemnification on behalf of CEC. On September 12, 2005, the court granted defendants’ motion to stay the case until further order of the court in deference to the prior filed McSparran action. The plaintiff voluntarily dismissed her complaint with prejudice on June 27, 2007, following the dismissal of the McSparran action. In accordance with that dismissal, this matter is now closed.

As previously disclosed, on November 10, 2004, a derivative suit captioned Nicholas v. Dowdell, et al., was filed in the Chancery Court of New Castle County, Delaware, on behalf of CEC against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, Nick Fluge, and Jacob P. Gruver and CEC as a nominal defendant. The lawsuit alleges breach of fiduciary duty for insider stock sales and misappropriation of confidential information, breach of fiduciary duty of good faith, and unjust enrichment and seeks a constructive trust, disgorgement of profits, damages, costs, and attorneys’ fees. On March 17, 2005, the court granted the parties’ joint motion to stay the action pending final resolution of the McSparran action. The court has not yet addressed what effect, if any, the final judgment in the McSparran action will have on the case.

As previously disclosed, on June 3, 2005, a derivative suit captioned Romero v. Dowdell, et al., was filed in the Chancery Court of New Castle County, Delaware, on behalf of CEC against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally and CEC as a nominal defendant. The court subsequently consolidated the Romero action with Neel v. Dowdell, et al., a case filed in the same court against the same defendants on May 15, 2006. Each of the individual defendants in the Romero and Neel actions is or was one of our officers or directors. On July 18, 2006, plaintiffs filed a consolidated derivative complaint under the caption In re Career Education Corporation Derivative Litigation. The consolidated derivative complaint alleges conduct similar to that complained of in the lawsuits captioned In re Career Education Corporation Securities Litigation, McSparran, Huang, and Nicholas, described above, and seeks imposition of a constructive trust and disgorgement of profits, unspecified damages, and equitable relief and reimbursement of the plaintiffs’ costs and disbursement of the action. On March 8, 2007, the court held a hearing on the defendants’ motion to dismiss the consolidated derivative complaint or, in the alternative, to stay the case. Defendants are awaiting a ruling from the court on that motion.

Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of the In re Career Education Corporation Securities Litigation, Nicholas or In re Career Education Corporation Derivative Litigation matters. An unfavorable outcome of any one or more of these matters could have a material adverse impact on our business, results of operations, cash flows, and financial position.

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

Action against Former Owners of Western School of Health and Business Careers

As previously disclosed, on March 12, 2004, we filed a lawsuit in the U.S. District Court for the Western District of Pennsylvania against the former owners of Western School of Health and Business Careers (“Western”). In the lawsuit, we allege that the former owners of Western made material misrepresentations of fact and breached certain representations and warranties regarding the accreditation and approval of several programs of study offered by Western and seek full indemnification for all resulting losses, costs, and damages, including attorneys’ fees. On July 12, 2004, we filed a similar complaint in the Court of Common Pleas of Allegheny County, Pennsylvania, and subsequently voluntarily dismissed the federal lawsuit. Subsequently, we amended our complaint to assert a claim for breach of contract against Western’s former accounting firm. Discovery is in progress.

The misrepresentations we allege in this matter came to light during a routine change of ownership review undertaken by the Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”) subsequent to our acquisition of Western. On March 4, 2004, ACCSCT notified us of discrepancies in accreditation and approval documents related to several academic programs. Western suspended marketing, new enrollments, and disbursement of funds issued under Title IV Programs for all affected academic programs, and promptly applied for approval of all such programs. The diploma programs were approved in June 2004, and Western then resumed marketing, enrolling new students, and disbursement of Title IV Program aid to students in those programs. In July 2004, ACCSCT approved the degree programs effective upon Western’s satisfaction of certain stipulations. Western subsequently satisfied all stipulations and resumed marketing, enrollment of new students, and disbursing of Title IV Program funds to students in those programs. We are working in close cooperation with the ED and the U.S. Department of Justice to resolve any remaining issues in a manner that will best serve the interest of Western’s students. As a result of this matter, we expect that we will be required to reimburse the ED for a portion of Title IV Program funds improperly disbursed in relation to the affected programs, and we have recorded in our consolidated financial statements a reserve for the amount of the refund that we expect to pay to the ED.

The pending lawsuit seeks to recover any such funds from the former owners of Western and its former accounting firm. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of this matter, but we do not expect such outcome to have a significant impact on our consolidated financial position or results of operations.

Student Litigation

Laronda Sanders, et al. v. Ultrasound Technical Services, Inc., et al.   The Sanders action, filed on March 15, 2006 and currently pending in the United States District Court for the District of Maryland, Greenbelt Division, was brought by 21 current and former students of the Landover, Maryland, campus of Sanford-Brown Institute (“SBI”), one of our schools, on behalf of themselves and a putative class, against us and Ultrasound Technical Services, Inc. (“UTS”), one of our subsidiaries. Plaintiffs’ second amended complaint, filed on March 12, 2007, alleges that the defendants made fraudulent misrepresentations and violated the Maryland consumer fraud act by misrepresenting or failing to disclose, among other things, details regarding instructors’ experience or preparedness, availability of clinical externship assignments, and estimates for the dates upon which the plaintiffs would receive their certificates and be able to enter the work force. The complaint also alleges that defendants breached plaintiffs’ enrollment contracts by failing to provide the promised instruction, training, externships, and placement services. Plaintiffs seek actual damages, punitive damages, and costs. Discovery is ongoing.

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

The parties are currently negotiating certain of the material terms of a possible settlement agreement in this case and in the Outten and Nilsen cases described below. In the event the parties are able to reach an agreement, any such agreement would be subject to final court approval.

Nilsen v. Career Education Corporation, et al.   As previously disclosed, on February 4, 2005, three former students of Brooks Institute (“BI”), one of our schools, filed a purported class action complaint in the Superior Court of the State of California, County of Santa Barbara, against us and BI. The action was purportedly brought on behalf of all students who attended BI from February 4, 2001, to the present.

Plaintiffs’ operative Third Amended Complaint alleges (1) violations of the California Education Code, (2) violations of the Consumer Legal Remedies Act, (3) fraud, (4) false advertising in violation of

California Business and Professions Code §17500, et seq, and (5) unfair competition in violation of California Business and Professions Code §17200, et seq. The plaintiffs primarily allege that BI violated the California Education Code, the California Consumer Legal Remedies Act, and California’s Unfair Competition Law by allegedly misleading potential students regarding BI’s placement rates and by engaging in false and misleading advertising. The plaintiffs seek injunctive relief, disgorgement of profits, punitive damages, interest, and attorneys’ fees and costs. Plaintiffs filed their motion for class certification on February 14, 2007.

As discussed above, the parties are currently negotiating certain of the material terms of a possible settlement agreement in this case and in the Outten and Thurston cases. In the event the parties are able to reach an agreement, any such agreement would be subject to final court approval.

Outten, et al. v. Career Education Corporation, et al.   As previously disclosed, a purported class action was filed in the Superior Court of the State of California, County of Los Angeles, against us and AIU, one of our schools. The operative complaint, which claims to have been brought on behalf of present and former students of AIU, alleges that AIU violated the California Unfair Competition Law (California Business and Professions Code), the California Consumer Legal Remedies Act, and the California Education Code and engaged in common law consumer fraud by purportedly misleading potential students regarding AIU’s placement rates. The plaintiffs, on behalf of the putative class, seek injunctive relief, restitution, unspecified punitive and exemplary damages, attorneys’ fees and costs, interest, and other relief. On March 10, 2005, defendants filed an answer to the second amended complaint as well as a cross-complaint against one of the named plaintiffs for unpaid tuition. On June 24, 2005, the Court ruled that this action was related to another action captioned Thurston, et al. v. Brooks College, Ltd., et al., which is described above. A hearing on plaintiffs’ motion to certify a class has been continued, with no specific hearing date set.

The parties are currently negotiating certain of the material terms of a possible settlement agreement in this case and in the Nilsen and Thurston cases described above. In the event the parties are able to reach an agreement, any such agreement would be subject to final court approval.

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

Federal Regulatory Matters

As part of Title IV administration, the ED periodically conducts program reviews at selected schools that receive Title IV funds. ED program reviews, which generally cover a school’s main campus and any branch campuses, are currently pending for American InterContinental University; Briarcliffe College; Brooks Institute; California Culinary Academy; Gibbs College—Boston, Massachusetts; Gibbs College—Livingston, New Jersey; Katharine Gibbs School- New York; International Academy of Design and Technology—Chicago; Lehigh Valley College; Sanford-Brown Institute—Atlanta; The Cooking and Hospitality Institute of Chicago; and Western School of Health and Business Careers. The ED has completed its review of Gibbs College in Vienna, Virginia and has issued a final determination letter. We are committed to resolving all issues identified in connection with these program reviews to the ED’s satisfaction and ensuring that our schools operate in compliance with all ED regulations.

We cannot predict the outcome of these program reviews, and any unfavorable outcomes could have a material adverse effect on our business, results of operations, cash flows, and financial position.

In December, 2006, we were advised that the Office of Inspector General of the ED (OIG) was conducting an investigation related to our LCB-Atlanta school. In connection with this inquiry, LCB-Atlanta received a subpoena from the OIG seeking certain information. We fully cooperated with the government in response to the subpoena. On August 8, 2007, we were advised by the OIG that it has closed its investigation and that it would take no further action in relation to the matter.

SEC and Department of Justice Investigations.   As previously disclosed, on January 7, 2004, we received notification from the Midwest Regional Office of the SEC that it was conducting an inquiry concerning us and requested that we voluntarily provide certain information. On June 22, 2004, the SEC staff notified us that it was conducting a formal investigation. On April 5, 2006, we disclosed that we were advised by the staff of the Midwest Regional Office of the SEC that the staff intends to recommend to the SEC that it terminate its investigation and that no enforcement action be taken against us. Recommendations by the SEC staff do not constitute final action by the SEC, as the SEC thereafter makes its own determination as to whether to follow the recommendations of the SEC staff.

As previously disclosed, we received a letter from the Civil Division of the U.S. Department of Justice (“Justice Department”) in Washington, D.C., dated May 30, 2006, advising us that the Justice Department was reviewing allegations that certain of our schools may have submitted false claims or statements to the ED. The letter requested that we provide documents relating to various subject areas. The Justice Department has indicated that this review is informational in nature. We have voluntarily responded to the Justice Department’s requests for information and have cooperated fully with it. We believe this Civil Division informational review is ongoing.

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

On January 25, 2007, the Education Department issued a final report stating that, although the school had addressed many of the Education Department’s recommendations, additional action was required.

The Education Department stated that, absent a finding of substantial compliance with registration standards resulting from the follow-up review, it would terminate the registration of all degree programs at Gibbs-NY. While the review remains pending, the Education Department has limited enrollments commencing with the April 2007 academic quarter to not more than 50% of entering “first-time” students enrolled in the comparable academic quarter of the preceding year. The Education Department has also required Gibbs-NY to show that not less than 65% of April 2007 entering first-time, full-time students remain as students into the following term, exhibiting satisfactory academic performance and progress. Gibbs-NY submitted a response addressing the Education Department’s remaining concerns on March 23, 2007, and hosted a follow-up visit in July 2007. The final written report of the Education Department’s visiting team is pending.

In connection with the Education Department’s 2006 site visit, the Accrediting Council for Independent Colleges and Schools (“ACICS”) conducted a special on-site visit in June 2007 to validate the March 2007 response submitted to the Education Department. The final written report of the visiting team is pending. The ACICS report provided to Gibbs-NY subsequent to the visit by ACICS affirmed that Gibbs-NY has made a significant effort to address the most substantial concerns reflected in the Education Department’s report. ACICS requested a response to certain items for which documentation was not provided to the ACICS visiting team. Gibbs-NY submitted a comprehensive response in July 2007 and is awaiting further communication from ACICS.

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

In a May 31, 2006, subpoena, the Pennsylvania AG requested that Lehigh provide additional documents and information and appear to answer certain inquiries. Lehigh has produced documents responsive to the Pennsylvania AG’s additional requests and has made a former senior administrator available to answer the Pennsylvania AG’s inquiries. In October 2006, the Pennsylvania AG alleged that the school had violated the Pennsylvania Consumer Protection Law. The Pennsylvania AG offered Lehigh and CEC the opportunity to resolve this matter through entering into an assurance of voluntary compliance and payment of a fine and costs. During the period October 2006 through February 2007, Lehigh and CEC engaged in discussions with the Pennsylvania AG regarding the terms of an assurance of voluntary compliance upon which the matter may be resolved. In May 2007, Lehigh received a letter from the Pennsylvania AG setting forth additional requests for information and documents. These latest requests focus on relationships and business dealings between Lehigh and CEC and companies that offer student loans, and, in particular, the use of “preferred lender lists.” Lehigh and CEC submitted a response to this request in June 2007.

Brooks Institute.   On April 19, 2007, the California Bureau for Private Postsecondary and Vocational Education issued a full five-year license renewal for Brooks Institute.

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

Brooks College (“Brooks”).   At its June 2007 meeting, the Accrediting Commission for Community and Junior Colleges, Western Association of Schools and Colleges (“ACCJC”) reviewed both the Focused Midterm Report submitted by Brooks and the report of the ACCJC evaluation team that visited the Brooks Long Beach campus in April 2007. The ACCJC placed Brooks on probation and in accord with its directive, the college submitted a Special Report on August 3, 2007. ACCJC has also required that the college submit a Progress Report by October 15, 2007. Brooks is in the process of addressing the concerns expressed by the ACCJC.

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

We periodically evaluate the need to record liabilities in connection with loss contingencies, including, but not limited to, settlement of legal proceedings and regulatory compliance matters. In accordance with SFAS No. 5, Accounting for Contingencies, we accrue for costs related to loss contingencies when such costs are probable and reasonably estimable. We believe that we have recorded in our consolidated financial statements adequate liabilities for all material, probable, and reasonably estimable costs associated with loss contingencies existing as of June 30, 2007.

8.                 STOCK REPURCHASE PROGRAM

Prior to the second quarter of 2007, our Board of Directors authorized the use of a total of $500.2 million to repurchase outstanding shares of our common stock.  On May 17, 2007, our Board of Directors authorized us to use an additional $300.0 million for the repurchase of shares of our common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

During the three months ended June 30, 2007, we repurchased 2.3 million shares of our common stock for approximately $75.0 million at an average price of $32.34 per share. Since the inception of the program, we have repurchased 14.7 million shares of our common stock for approximately $491.2 million at an average price of $33.34 per share.  As of June 30, 2007, approximately $308.8 million is available under the program to repurchase outstanding shares of our common stock.

The repurchase of shares of our common stock reduces the amount of cash available to pay cash dividends to our stockholders. We have never paid cash dividends on our common stock.

9.                 SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

Under our 1998 Employee Incentive Compensation Plan, as amended, (the “Employee Plan”) and our 1998 Non-Employee Directors’ Stock Option Plan (the “Directors Plan”), non-employee members of our Board of Directors, officers, and other employees may receive grants of incentive stock options, nonqualified stock options, shares of non-vested stock, stock appreciation rights, and other awards. We are authorized to grant up to approximately 28.5 million shares of common stock under the plans. As of June 30, 2007, we have reserved approximately 5.7 million shares of common stock for the exercise of stock options outstanding as of June 30, 2007, approximately 0.8 million shares for awards of non-vested stock, and approximately 3.7 million additional shares of common stock for future share-based awards under the plans.

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

Stock option activity during the six months ended June 30, 2007, under all of our share-based compensation plans was as follows:

			Weighted Average
		Weighted	Remaining	Aggregate
		Average Exercise	Contractual Term	Intrinsic Value
	Options	Price	(in years)	(in thousands)
Outstanding as of December 31, 2006	6,232,895	$33.89
Granted	618,200	30.86
Exercised	(564,751)	28.93		$7,031
Forfeited	(173,947)	33.06
Cancelled	(427,302)	47.55
Outstanding as of June 30, 2007	5,685,095	$33.87	6.9	$27,946
Exercisable as of June 30, 2007	4,219,442	$34.41	6.2	$24,993

The following table summarizes information with respect to all stock options outstanding under all of our share-based compensation plans as of June 30, 2007:

	Options Outstanding			Options Exercisable
			Weighted
			Average
	Number of	Weighted	Remaining		Weighted
	Options	Average Exercise	Contractual Life	Number	Average Exercise
Exercise Price Ranges	Outstanding	Price	(Years)	Exercisable	Price
$2.00 - $15.57	458,110	$10.92	3.6	458,110	$10.92
$18.25 - $28.19	897,625	22.40	5.1	849,450	22.09
$29.35 - $33.04	1,862,850	29.87	7.6	1,125,149	29.68
$33.56 - $39.47	1,485,172	34.79	8.1	832,646	34.88
$40.25 - $68.24	981,338	61.27	6.9	954,087	61.83
	5,685,095	$33.87	6.9	4,219,442	$34.41

Non-vested stock activity during the six months ended June 30, 2007, under the Employee Plan was as follows:

		Weighted Average
	Number of	Grant-Date Fair
	Shares	Value Per Share
Outstanding as of December 31, 2006	383,100	$29.38
Granted	453,600	$29.79
Forfeited	(56,363)	$22.81
Outstanding as of June 30, 2007	780,337	$29.45

Change in Control Provision

Each of the share-based awards granted under the plans, including stock options and shares of non-vested stock, is subject to a “change in control” provision included in our share-based compensation plans. As defined by the plans, a change in control is deemed to have occurred if, among other things, any corporation, person, or other entity (other than CEC, a majority-owned subsidiary of CEC or any of CEC’s subsidiaries, or an employee benefit plan sponsored or maintained by CEC), including a “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934 (the” Exchange Act”), becomes the beneficial owner of CEC’s common stock representing more than 20 percent of the combined voting power of CEC’s then outstanding common stock.

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

As of June 30, 2007, we are not aware of any person or entity, including a group who beneficially owns 20% or more of the combined voting power of our outstanding common stock, and we do not believe it is probable that the change in control provisions will be triggered.

If any person or entity, including a group, beneficially owned 20% or more of the combined voting power of our then outstanding common stock as of June 30, 2007, triggering the change in control provisions discussed above, we would have recognized additional share-based compensation expense of approximately $38.8 million during the second quarter of 2007. The estimated additional share-based compensation expense represents, for each outstanding share-based award, the greater of (a) the unrecognized grant date compensation expense for the share-based award as of June 30, 2007, or (b) the fair value of the cash redemption value of the share-based award as of June 30, 2007, less share-based compensation expense previously recorded under SFAS 123R or disclosed as pro forma compensation expense under SFAS 123, based on a change in control price of $36.68 per share, the highest reported share price of a share of our common stock in a transaction reported on the NASDAQ Global Select Market during the 60-day period prior to and including June 30, 2007.

Additionally, if the change in control provisions had been triggered as of June 30, 2007, or if we determined that the occurrence of a change in control event was probable, we would have recognized a liability of $40.2 million as of June 30, 2007, representing the estimated fair value of the obligation that would be due to participants who are eligible to surrender all or part of a stock option award to us in exchange for cash. Our estimation of this cash liability assumes that participants would elect to redeem for cash all stock options outstanding as of June 30, 2007, with an exercise price less than the change in control price.

Balance Sheet Presentation of Share-based Awards Subject to Redemption

As discussed above, a participant in the plans has the right, or may be granted the right, upon the occurrence of a change in control event, to surrender all or part of his or her stock option awards to us in exchange for cash. As required by SFAS No. 123 (revised),  Share-Based Payment  (“SFAS 123R”), the  grant-date cash redemption value of each outstanding stock option award is recorded as “Share-based awards subject to redemption” on our consolidated balance sheets on a pro rata basis over the requisite service period. Total grant-date cash redemption value for each outstanding stock option award represents the intrinsic value of the award as of the grant date, assuming that a change in control event occurred on the grant date. Share-based awards subject to redemption as of June 30, 2007, recorded as a reduction of retained earnings with no affect on net income, represents the portion of the total grant-date cash redemption value for all stock option awards outstanding as of June 30, 2007, earned by plan participants as a result of services rendered through such date. The adoption of SFAS 123R resulted in the cumulative effect recorded in this manner as of January 1, 2006, of $11.2 million. The balance increased during 2006 by $2.3 million, resulting in a balance of $13.5 million as of December 31, 2006, and increased by $0.3 million during the first six months of 2007, resulting in a balance of $13.8 million as of June 30, 2007.

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

The fair value of each stock option award granted during the three and six months ended June 30, 2007 and 2006, was estimated on the date of grant using the Black-Scholes-Merton option pricing model. Our determination of the fair value of each stock option is affected by our stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the three and six months ended June 30, 2007 and 2006, and assumptions used to value stock options are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Dividend yield	—	—	—	—
Risk-free interest rate	4.48%	5.18%	4.48%	5.15%
Volatility	51.6%	53.9%	51.5%	53.9%
Expected life (in years)	5.1	5.6	5.7	5.6
Weighted average fair value per share of options granted	$15.36	$16.96	$15.78	$16.98

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

All shares of performance-vesting non-vested stock granted during the three and six months ended June 30, 2007, are subject to performance conditions based on the results of school-level independent compliance audits and the compliance of our schools with federal, state, and accrediting body regulations. Share-based compensation expense associated with performance-vesting non-vested stock awards is recognized only to the extent that we believe performance conditions attributable to such awards will ultimately be satisfied. As of June 30, 2007, we believe performance conditions attributable to our performance-vesting non-vested stock awards will be satisfied.

As of June 30, 2007, we estimate that pre-tax compensation expense for all unvested share-based awards, including both stock options and shares of non-vested stock, in the amount of approximately $26.8 million will be recognized in future periods. We expect to satisfy the exercise of stock options and future distribution of shares of non-vested stock by issuing new shares of common stock.

10.          WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted income per share during the three and six months ended June 30, 2007 and 2006, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Basic common shares outstanding	93,924	96,989	95,103	97,563
Common stock equivalents	735	—	612	2,068
Diluted common shares outstanding	94,659	96,989	95,715	99,631

During the three months ended June 30, 2007 and 2006, we issued 170,512 and 236,360 shares, respectively, of our common stock upon the exercise of employee stock options and the purchase of common stock pursuant to our employee stock purchase plan.

During the six months ended June 30, 2007 and 2006, we issued 638,868 and 384,618 shares, respectively, of our common stock upon the exercise of employee stock options and the purchase of common stock pursuant to our employee stock purchase plan.

Included in stock options outstanding as of June 30, 2007 are options to purchase 2.5 million shares of our common stock that were not included in the computation of diluted net income per share during the three months ended June 30, 2007. Included in stock options outstanding as of June 30, 2007, are options to purchase 3.0 million of our common stock that were not included in the computation of diluted net income per share during the six months ended June 30, 2007. The outstanding stock options were excluded from the computation of diluted net income per share during the three months and six months ended June 30, 2007 because the options’ exercise prices were greater than the average market price of our common stock during the periods, and, therefore, the effect would have been anti-dilutive.

Total common stock equivalents for the three months ended June 30, 2006, are zero because the impact of such common stock equivalents for the three months ended June 30, 2006 would be anti-dilutive to our earnings per share.

11.          SEGMENT REPORTING

Based on our interpretation of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), we have identified six school reportable segments, including the Academy segment, the Colleges segment, the Culinary Arts segment, the Health Education segment, the International segment, and the University segment.

The Academy segment includes our International Academy of Design and Technology (“IADT”) campuses that collectively offer academic programs primarily in the career-oriented discipline of visual communications and design technologies in a classroom or online setting.

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

The International segment includes our INSEEC Group schools and Istituto Marangoni schools located in France, Italy, and the United Kingdom, which collectively offer academic programs in the career-oriented disciplines of business studies, health education, fashion and design, and visual communication and technologies in a classroom or laboratory setting.

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

Operating Results for the Three Months Ended June 30, 2007 and 2006:

	Revenues		Segment Profit (Loss)
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
Segments:
University segment(1)	$174,983	$226,322	$21,595	$67,494
Culinary Arts segment	84,574	82,706	7,131	8,384
Colleges segment	42,399	52,286	(8,178)	6,953
Health Education segment(2)	46,440	41,082	2,408	(85,225)
Academy segment	40,333	39,418	247	1,720
International segment	16,531	10,626	424	1,179
Corporate and other	11	144	(10,744)	(21,639)
	$405,271	$452,584	12,883	(21,134)
Reconciling items:
Interest income			4,132	4,679
Interest expense			(209)	(347)
Miscellaneous income (expense)			479	(251)
Earnings before income taxes			$17,285	$(17,053)

(1)          University segment profit includes share of affiliate earnings of $0.9 million and $0.7 million for the three months ended June 30, 2007 and 2006, respectively.

(2)          Health Education segment loss during the three months ended June 30, 2006 includes an $85.0 million goodwill impairment charge.

	Depreciation and Amortization		Share of Affiliate Earnings
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
University segment	$4,603	$4,096	$949	$696
Culinary Arts segment	4,593	5,259	—	—
Colleges segment	2,355	2,677	—	—
Health Education segment	1,828	1,866	—	—
Academy segment	2,258	2,224	—	—
International segment	820	(39)	—	—
Corporate and other	3,205	3,288	—	—
	$19,662	$19,371	$949	$696

Operating Results for the Six Months Ended June 30, 2007 and 2006:

	Revenues		Segment Profit (Loss)
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Segments:
University segment(1)	$355,558	$469,904	$55,318	$149,884
Culinary Arts segment	173,271	173,334	18,555	22,393
Colleges segment	91,914	109,470	(2,939)	16,277
Health Education segment(2)	91,311	81,660	5,852	(84,012)
Academy segment	82,699	82,445	4,252	6,401
International segment	38,431	25,509	6,631	5,041
Corporate and other	136	251	(26,934)	(38,463)
	$833,320	$942,573	60,735	77,521
Reconciling items:
Interest income			8,836	8,973
Interest expense			(563)	(685)
Miscellaneous income (expense)			716	(95)
Earnings before income taxes			$69,724	$85,714

(1)          University segment profit includes share of affiliate earnings of $2.7 million and $1.6 million for the six months ended June 30, 2007 and 2006, respectively.

(2)          Health Education segment loss during the six months ended June 30, 2006 includes an $85.0 million goodwill impairment charge.

	Depreciation and Amortization		Share of Affiliate Earnings
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
University segment	$8,984	$8,222	$2,661	$1,599
Culinary Arts segment	9,084	9,670	—	—
Colleges segment	4,537	5,330	—	—
Health Education segment	3,555	3,621	—	—
Academy segment	4,402	4,403	—	—
International segment	1,418	357	—	—
Corporate and other	6,463	6,157	—	—
	$38,443	$37,760	$2,661	$1,599

Total Assets:

	Total Assets as of
	June 30, 2007	December 31, 2006
University segment	$799,735	$752,996
Culinary Arts segment	505,672	494,869
Colleges segment	235,778	210,511
Health Education segment	389,495	383,817
Academy segment	148,394	135,970
International segment	209,202	114,014
Corporate and other	(994,830)	(729,670)
Assets held for sale	60,692	63,156
	$1,354,138	$1,425,663

The negative corporate and other segment asset balance as of June 30, 2007, and December 31, 2006, is primarily attributable to the elimination of intercompany receivable activity between corporate and our schools and campuses, which is reflected within Corporate and other.

Start-up Campuses

Start-up campuses include our branch campuses that have been instructing students for less than 12 months, including those campuses that have not yet opened for instruction. The following supplemental financial information illustrates the impact of our start-up campuses on segment revenues, operating results, and capital expenditures during the three and six months ended June 30, 2007 and 2006 (in thousands):

Supplemental Start-up Financial Information for the Three Months Ended June 30, 2007 and 2006:

	Revenues		Operating Income/(Loss)
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2007	2006	2007	2006
Culinary Arts segment(1)	$790	$1,545	$(2,176)	$(1,632)
Health Education segment(2)	—	1,634	—	43
Academy segment(3)	543	—	(2,406)	(813)
	$1,333	$3,179	$(4,582)	$(2,402)

	Capital Expenditures
	For the Three Months Ended June 30,
	2007	2006
Culinary Arts segment(1)	$4,815	$2,668
Health Education segment(2)	—	371
Academy segment(3)	2,633	1
	$7,448	$3,040

(1)          For the three months ended June 30, 2007, Culinary Arts segment start-up campuses include LCB Dallas, TX; LCB Boston, MA; and Kitchen Academy campuses in St. Peters, MO; Seattle, WA; and Sacramento, CA. For the three months ended June 30, 2006, Culinary Arts segment start-up campuses include LCB Dallas, TX; LCB Boston, MA; and Kitchen Academy campuses in St. Peters, MO; Seattle, WA; Hollywood, CA; and Sacramento, CA.

(2)          For the three months ended June 30, 2006, Health Education segment start-up campuses includes SBC Milwaukee, WI.

(3)          For the three months ended June 30, 2007, Academy segment start-up campuses include IADT Sacramento, CA, San Antonio, TX, and IADT Online Tampa, FL. For the three months ended June 30, 2006, Academy segment start-up campuses include IADT Sacramento, CA and San Antonio, TX.

Supplemental Start-up Financial Information for the Six Months Ended June 30, 2007 and 2006:

	Revenues		Operating Loss
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Culinary Arts segment(1)	$969	$2,855	$(4,268)	$(4,086)
Health Education segment(2)	—	2,907	—	(70)
Academy segment(3)	543	—	(4,254)	(1,691)
	$1,512	$5,762	$(8,522)	$(5,847)

	Capital Expenditures
	For the Six Months Ended June 30,
	2007	2006
Culinary Arts segment(1)	$9,887	$4,524
Health Education segment(2)	—	485
Academy segment(3)	2,846	1
	$12,733	$5,010

(1)          For the six months ended June 30, 2007, Culinary Arts segment start-up campuses includes LCB Dallas, TX; LCB Boston, MA; and Kitchen Academy campuses in St. Peters, MO; Seattle, WA; and Sacramento, CA. For the six months ended June 30, 2006, Culinary Arts segment start-up campuses includes LCB Dallas, TX; LCB Boston, MA; and Kitchen Academy campuses in St. Peters, MO; Seattle, WA; Hollywood, CA; and Sacramento, CA.

(2)          For the six months ended June 30, 2006, Health Education segment start-up campuses includes SBC Milwaukee, WI.

(3)          For the six months ended June 30, 2007, Academy segment start-up campuses include IADT Sacramento, CA, San Antonio, TX, and IADT Online Tampa, FL. For the six months ended June 30, 2006, Academy segment start-up campuses includes IADT Sacramento, CA and San Antonio, TX.

Teach-out Campuses

Teach-out campus locations include our campuses that have ceased admitting new students and are scheduled to permanently close pending graduation of the remaining students. The following supplemental financial information illustrates the impact of our teach-out campuses on segment revenues and operating results during the three and six months ended June 30, 2007 and 2006:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Revenues
Academy segment(1)	$1,693	$1,673	$3,547	$3,548
Colleges segment(2)	3,393	4,402	7,433	9,750
Health Education segment(3)	85	702	259	1,418
	$5,171	$6,777	$11,239	$14,716

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Operating Loss
Academy segment(1)	$(792)	$(735)	$(1,115)	$(1,171)
Colleges segment(2)	(6,437)	(2,142)	(8,505)	(4,070)
Health Education segment(3)	(281)	(289)	(581)	(406)
	$(7,510)	$(3,166)	$(10,201)	$(5,647)

(1)          For the three and six months ended June 30, 2007 and 2006, the Academy segment teach-out campuses includes IADT Pittsburgh, Pennsylvania. The IADT Pittsburgh teach-out is scheduled to be completed in December of 2008.

(2)          For the three and six months ended June 30, 2007 and 2006, the Colleges segment teach-out campuses includes Brooks College, Long Beach and Sunnyvale, California campuses. The Brooks College Long Beach teach-out is scheduled to be completed in March of 2009. The Brooks College Sunnyvale teach-out is scheduled to be completed in December of 2008.

(3)          For the three and six months ended June 30, 2007 and 2006, the Health Education segment teach-out campus includes SBI Springfield, Missouri. The SBI Springfield teach-out is scheduled to be completed in September of 2007.

12.          DISCONTINUED OPERATIONS

Schools and Campuses Held For Sale as of June 30, 2007

In November of 2006, our Board of Directors approved a plan (the “Sale Plan”) to sell 13 of our schools and campuses, including the nine campuses that comprise the Gibbs division, McIntosh College, the two campuses of Brooks College, and Lehigh Valley College (the “Sale Group”). Except with respect to the Brooks College campuses, we will continue to operate and invest in the schools and campuses within the Sale Group until the schools and campuses are sold. Continuing investment activities will include the strengthening of educational programming and services offered to the students at each school and campus and the support of local faculty and staff. Each of the schools and campuses within the Sale Group is available for immediate sale in its present condition, and we expect to execute a sales agreement of the campuses and schools in 2007. We will have no significant continuing involvement with the entities after they have been sold. Historically, the Gibbs division campuses have been included in the Gibbs segment, and the campuses of McIntosh College, Brooks College, and Lehigh Valley College have been included in the Colleges segment.

In June of 2007, we decided to retain the two campuses of Brooks College and teach-out these campuses. We decided to retain and teach out Brooks College because we were not able to identify a suitable buyer that we believed would support the best interests of the campus’ students and faculty. The two campuses of Brooks College are no longer held for sale and the results of operations of Brooks College are no longer reflected as discontinued operations in our consolidated statements of income for all periods presented. Additionally, the assets and liabilities of our two Brooks College campuses are no longer included in current assets held for sale and current liabilities held for sale on our consolidated balance sheet. All current and prior period financial statements and the related notes included herein have been restated to include the results of operations and financial position of Brooks College in the Colleges segment of our continuing operations.

We believe that the schools and campuses remaining within the Sale Group meet the criteria necessary for such entities to qualify as assets held for sale under the specific provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Accordingly, the results of operations of those schools and campuses are reflected as discontinued operations in our consolidated statements of income for all periods presented. Additionally, in accordance with SFAS 144, as we expect to complete the Sale Plan within a year, assets and liabilities of the schools and campuses within the Sale Group are reflected as current assets held for sale and current liabilities held for sale on our consolidated balance sheet as of June 30, 2007, and December 31, 2006.

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

We expect to execute a sales agreement for each of the schools and campuses included in the Sale Plan during 2007. The sales will be subject to approval by the ED and various state regulatory and accrediting agencies, as applicable. We believe that the ultimate sale of our schools and campuses held for sale, including our accounting for lease obligations that may not transfer to the buyer upon sale, will likely result in a loss that is material to our consolidated financial position and results of operations and cash flows.

Results of Discontinued Operations

Combined summary results of operations for the Sale Group, excluding the Brooks College campuses, which are reflected as discontinued operations in our unaudited condensed consolidated statements of income for the three and six months ended June 30, 2007 and 2006, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Revenues	$29,648	$34,201	$62,016	$72,842
Loss before income tax	(9,106)	(11,972)	(14,129)	(30,554)
Income tax benefit	(3,233)	(4,475)	(5,017)	(11,425)
Loss from discontinued operations	$(5,873)	$(7,497)	$(9,112)	$(19,129)

Loss from discontinued operations for the three and six months ended June 30, 2006, includes depreciation expense of $2.6 million and $5.2 million, net of income tax benefit of $1.0 million and $1.9 million, respectively. Loss from discontinued operations during the three and six months ended June 30, 2007, in accordance with SFAS 144, includes no depreciation expense.

Assets and Liabilities Held for Sale

Assets and liabilities classified as held for sale on our unaudited condensed consolidated balance sheets as of June 30, 2007, and December 31, 2006, include the following:

	June 30, 2007	December 31, 2006
	(In thousands)
Assets:
Cash and cash equivalents	$2,457	$1,964
Receivables	5,877	5,181
Prepaid expenses	2,868	2,886
Inventories	449	186
Deferred income tax assets	7,235	7,235
Other current assets	320	857
Total current assets	$19,206	$18,309
Property and equipment, net	36,173	35,414
Goodwill	87	87
Other assets	5,226	9,346
Total assets	$60,692	$63,156
Liabilities:
Accounts payable	$1,414	$1,982
Accrued payroll and related benefits	1,291	748
Accrued other	15,136	15,108
Deferred tuition revenue	4,711	5,957
Total current liabilities	$22,552	$23,795
Deferred rent obligations	8,694	8,084
Total liabilities	$31,246	$31,879

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

Federal Grants.   Title IV Program grants are generally made to our students under the Federal Pell Grant (“Pell”) program and the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program. The ED makes Pell grants up to a maximum amount of $4,050 per award year to students who demonstrate financial need. This amount will increase to $4,310 per award year effective with the 2007-2008 award year, which commenced on July 1, 2007. FSEOG program awards are designed to supplement Pell grants up to a maximum amount of $4,000 per award year for the neediest students. An institution is required to make a 25% matching contribution for all federal funds received under the FSEOG program.

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

The level of regulatory oversight varies substantially from state to state. In certain states in which we operate, our campuses are subject to licensure by an agency that regulates proprietary institutions and also by a separate higher education agency. State laws establish standards for, among other things, student instruction, qualifications of faculty, location and nature of facilities, and financial policies. State laws and regulations may limit our campuses’ ability to operate or to award degrees or diplomas or offer new degree programs. If any one of our campuses were to lose state authorization, it would be unable to offer educational programs, and students attending the campus would not be eligible to participate in Title IV Programs. Such severe penalties would require us to close a campus if it were to lose state authorization. See Note 7 “Commitments and Contingencies—State Regulatory Actions” of these notes to our consolidated financial statements for a further discussion of selected state regulatory matters currently affecting us and our schools.

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

Accrediting agency oversight may occur at several levels. An accrediting agency may place an institution on “Reporting” status to monitor one or more specified areas of performance. An institution placed on Reporting status is required to report periodically to its accrediting agency on its performance in the specified areas and to continue to submit such periodic reports for a specified period, which is generally one year, after which the institution is re-evaluated. An accrediting agency may place an institution on “Warning” status if it determines that the institution may be in danger of failing to comply with the accreditation requirement, or it may place an institution on “Probation” status if it determines that an institution appears to be deficient with regard to such requirement. In either instance, the institution is given a prescribed period to demonstrate that it has rectified the deficiency, which period may subsume two or more years. When accrediting agencies determine that a serious deficiency may exist, it may direct an institution to “Show Cause” as to why its accreditation should not be terminated. An institution under Show Cause is required to satisfy its accrediting agency within a prescribed period, generally less than one year, that it has satisfactorily resolved the deficiency. See Note 7 “Commitments and Contingencies—Accrediting Body Actions” of these notes to our consolidated financial statements for further discussion of selected accreditation matters currently affecting us and our schools.

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

As of June 30, 2007, four of our schools had student borrowers who entered repayment in the 2003-2004 award year, the most recent year for which we have calculated and reported Perkins loan default rates to the ED. The Perkins loan cohort default rates for these four schools ranged from 11.43% to 66.67%. One of our schools, Brown College, currently participates in Title IV Programs under provisional certification due to the ED’s Perkins loan default rate criteria. CTU is our only school that continues to participate in the Federal Perkins Loan program and it had a Perkins loan cohort default rate of 11.43% for students who were scheduled to begin repayment in the 2003-2004 federal award year.

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

Return and Refunds of Title IV Program Funds.   An institution participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that were disbursed to students who withdrew from educational programs before completing the programs, and must return those funds in a timely manner. Institutions have historically been required to return such funds within 30 days of the date the institution determines that the student has withdrawn, but, based upon changes to the HEA in 2006, the deadline to return such funds has been changed to 45 days for any student who withdrew from school on or after July 1, 2006. An institution that is found to be in non-compliance with ED refund requirements for either of the last two completed fiscal years must post a letter of credit in favor of the ED in an amount equal to 25% of the total Title IV Program refunds paid by the institution during its prior fiscal year. Due to non-compliance with ED refund requirements at 14 of our schools, we had posted a total of $3.9 million in letters of credit in favor of the ED as of June 30, 2007.

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

As of June 30, 2007, eight of our campuses were in the start-up stage. We define start-up campuses as branch campuses that have been instructing students for less than 12 months, including those campuses that have not yet opened for instruction. Start-up campuses included in our Culinary Arts segment as of June 30, 2007, included LCB Dallas, TX; LCB Boston, MA; and our Kitchen Academy campuses in St. Peters, MO; Seattle, WA; and Sacramento, CA. Start-up campuses included in our Academy segment as of June 30, 2007, include IADT Sacramento, CA, IADT San Antonio, TX, and IADT Online Tampa, FL.

Our LCB Boston, MA and LCB Dallas, TX, campuses and our Kitchen Academy campuses located in St. Peters, MO; and Seattle, WA, will begin enrolling students during 2007. Our Kitchen Academy campus located in Sacramento, CA, has been instructing students since February of 2007. Our IADT San Antonio, TX, campus began instructing students in April of 2007, and our IADT Sacramento, CA, campus began instructing students in May of 2007.

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

Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations

We and our schools are subject to and have pending audits, compliance reviews, inquiries, investigations, claims of non-compliance, and lawsuits by the ED and federal and state regulatory agencies, accrediting agencies, present and former students and employees, stockholders, and other third parties that may allege violations of statutes, regulations, accreditation standards, or other regulatory requirements applicable to us or our schools. The HEA also requires that an institution’s administration of Title IV Program funds be audited annually by an independent accounting firm and that the resulting audit report be submitted to the ED for review.

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

We adopted the provisions of FIN 48 on January 1, 2007, the beginning of our 2007 fiscal year. As of January 1, 2007, our consolidated balance sheet included an accrual for uncertain income tax obligations of $24.9 million. We did not record any cumulative effect adjustment to retained earnings in connection with our adoption of FIN 48. The accrual for uncertain income taxes did not change materially from January 1, 2007, to June 30, 2007. While we expect that the accrual for uncertain income taxes will change during the next six months, we do not believe that the change will have a significant impact on our consolidated financial position or results of operations. As of June 30, 2007, the total amount of unrecognized income tax benefits that, if recognized, would reduce income tax expense is approximately $25.5 million.

We classify interest expense accrued in connection with unrecognized tax benefits as interest expense in our consolidated statement of income, and we classify income tax penalties incurred as income tax expense in our consolidated statement of income. Such classifications are consistent with classifications reflected in our prior period financial statements. As of June 30, 2007, our consolidated balance sheet included an income tax liability of approximately $19.6 million and a liability for income tax interest and penalties of approximately $5.9 million. Our liability for income tax interest and penalties did not change materially from January 1, 2007, to June 30, 2007.

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

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides guidance with respect to presentation and disclosure requirements for reporting financial assets and liabilities at fair value. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements (“SFAS 157”), and in SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”). SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently in the process of assessing the impact of SFAS 159 but do not believe that our adoption of the standard will have a material impact on our consolidated financial statements.

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

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion below contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have used words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying these forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, that could cause our actual growth, results of operations, cash flows, performance and business prospects, and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.

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

•       Results of Operations—an analysis and comparison of our consolidated results of operations for the three and six months ended June 30, 2007 and 2006, as reflected in our unaudited condensed consolidated statements of income.

•       Liquidity, Financial Position, and Capital Resources—a discussion of our primary sources and uses of cash for the three and six months ended June 30, 2007 and 2006, a discussion of selected changes in our financial position, and a summary of our future contractual obligations.

OUR BUSINESS

Overview

We are a dynamic educational services company committed to quality, career-focused learning and led by passionate professionals who inspire individual worth and lifelong achievement. Since our founding in 1994, we have progressed rapidly toward our goal of becoming the world’s leading provider of quality educational services. We are one of the world’s leading on-ground providers of private, for-profit, postsecondary education and have a substantial presence in online education. Our schools and universities prepare students for professionally and personally rewarding careers through the continuing operation of 76 on-ground campuses located throughout the United States and in France, Canada, Italy, and the United Kingdom and three fully-online academic platforms.

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

The Academy segment includes our International Academy of Design and Technology (“IADT”) campuses that collectively offer academic programs primarily in the career-oriented discipline of visual communications and design technologies in a classroom or online setting.

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

The International segment includes our INSEEC Group schools and Istituto Marangoni schools located in France, Italy, and the United Kingdom, which collectively offer academic programs in the career-oriented disciplines of business studies, health education, fashion and design, and visual communication and technologies in a classroom or laboratory setting.

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

The student population of each of our reportable segments as of July 31, 2007 and 2006, was as follows:

	Student Population as of July 31,
	2007	2006
University segment	39,500	37,700
Health Education segment(1)	11,800	10,400
Culinary Arts segment	11,000	10,600
Academy segment(1)	8,600	8,100
Colleges segment(1)	6,900	7,900
International segment	1,000	700
Total CEC	78,800	75,400

The student population of our fully-online online platforms as of July 31, 2007 and 2006, was as follows:

	Student Population as of July 31,
	2007	2006
AIU Online	15,700	17,600
CTU Online	15,100	10,900
IADT Online	80	—
Total online	30,880	28,500

(1)   Excludes schools in the process of a teach-out.

Student starts for each of our reportable segments for the three months ended June 30, 2007 and 2006, was as follows:

	Student Starts For the Three
	Months Ended June 30,
	2007	2006
University segment	12,250	10,510
Health Education segment(1)	3,660	3,010
Culinary Arts segment	2,090	1,690
Academy segment(1)	1,230	1,080
Colleges segment(1)	620	780
International segment	330	330
Total CEC	20,180	17,400

Student starts for our fully-online platforms for the three months ended June 30, 2007 and 2006, was as follows:

	Student Starts For the Three Months Ended June 30,
	2007	2006
AIU Online	4,800	4,440
CTU Online	5,880	4,540
Total online	10,680	8,980

(1)   Excludes schools in the process of a teach-out.

For a detailed discussion of the seasonality of the results of operations for our schools’ campuses, see Note 11 “Segment Reporting” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Second Quarter 2007 Overview.   In June 2007, we decided to retain the two campuses of Brooks College and collectively teach-out these campuses. We decided to retain and teach-out Brooks College because we were not able to identify a suitable buyer that would support the best interests of the campus’ students and faculty. The two campuses of Brooks College are no longer held for sale and the results of operations of Brooks College are no longer reflected as discontinued operations in our consolidated statements of income for all periods presented. Additionally, their assets and liabilities are no longer included in current assets held for sale and current liabilities held for sale on our consolidated balance sheet. All current and prior period financial statements and the related notes included herein have been restated to include the results of operations and financial position of Brooks College in the Colleges segment of our continuing operations.

In June 2007, we also decided to teach-out our IADT Pittsburgh, Pennsylvania campus. We made the decision to teach-out our IADT Pittsburgh campus due primarily to poor historical and forecasted future operating results. We believe that this is the most responsible and appropriate course of action at this time.

During the teach-out period, our Brooks College campuses and our IADT Pittsburgh campus will continue to operate and honor commitments to their current students, who will be allowed to complete their programs at their current locations. Student services, including externships, career services, and financial aid, will remain available until the last student graduates. After the final graduation date, student services will remain available to graduates at designated locations.

During the second quarter of 2007, we recorded expenses of approximately $13.1 million in connection with the probable settlement of certain legal matters, which effectively reduced our second quarter 2007 operating profit margin percentage by 3.2 percentage points.

Total revenue from continuing operations during the second quarter of 2007 was $405.3 million, a decrease of $47.3 million, or 10.5%, from total revenue during the second quarter of 2006 of $452.6 million. The decrease in revenue was primarily due to a decrease in average revenue per student. The decrease in average revenue per student was primarily driven by a population mix change that included an increase in students in our University segment’s fully-online associate degree programs, which offer lower tuition rates than those of our University segment’s fully-online bachelor’s degree and master’s degree programs, and more part-time students at CTU Stonecliffe, the associate degree division of CTU Online. The increase in online associate degree-seeking students was primarily a result of a pricing decline in our AIU Online associate programs and strong student population growth at CTU Stonecliffe.

Consolidated income from operations increased to $11.9 million during the second quarter of 2007, from consolidated loss from operations of $21.8 million during the second quarter of 2006. Operating profit margin percentage was 2.9% during the second quarter of 2007, compared to operating loss margin percentage of 4.8% during the second quarter of 2006. Second quarter 2006 consolidated loss from operations of $21.8 million included a pre-tax goodwill impairment charge of approximately $85.0 million. Excluding the impact of the goodwill impairment charge, income from operations and operating profit margin percentage during the second quarter of 2006 were $63.2 million and 14.0%, respectively.

Declines in student starts, student population, and revenue experienced by many of our campuses during 2006 have been influenced by a number of factors, including, but not limited to, (1) the continued Probation status of our AIU schools, (2) general competitive pressures for student leads and enrollments experienced by some of our schools, (3) the ED’s general restrictions on our ability to open new branch campuses during 2005 and 2006, (4) the continued negative impact of legal and regulatory matters, and (5) the related negative publicity and negative press coverage regarding us and certain of our schools. We believe that these factors have adversely impacted the rate at which our leads for prospective students convert into enrolled students (“conversion rate”) and the rate at which our enrolled students start school (“show rate”).

However, notwithstanding the continuing impact on student population and revenue of the factors discussed above, we believe that student population at many of our campuses has begun to stabilize, due primarily to strengthening of recent student start performance and improvement in student retention, and certain key operating metrics that we believe will drive future performance, including student conversion rates, shows rates, and retention rate, have continued to improve.

Loss from continuing operations as a percentage of total revenue for the quarter ended June 30, 2006, which reflects the impact of the $85.0 million Health Education segment goodwill impairment charge, was 4.8%. Income from continuing operations as a percentage of total revenue for the quarter ended June 30, 2007 was 2.9%. The following factors adversely affected our profit margins for the quarter ended June 30, 2007, relative to our profit margins during the quarter ended June 30, 2006:

•       An unfavorable segment revenue mix change resulting in disproportionately larger revenue declines in our University segment, which has historically produced the highest operating profit margin percentages;

•       An unfavorable student mix change within our University segment’s fully-online programs, as discussed above;

•       A decrease in operating profit margin percentage generated by our University segment, driven primarily by (1) a decline in revenue, caused, in part, by the Probation status of AIU and reductions of the prices of our AIU Online associate degree programs and (2) an increase in administrative expenses;

•       An increase in occupancy expense and other fixed costs as a percentage of revenue due to declines in revenue.

The adverse impact on continuing operating profit margin percentage during the second quarter of 2007 of the factors noted above was offset, in part, by a decrease in bad debt expense as a percentage of revenue.

Full-Year 2007 Outlook.   We expect 2007 to be a period of transition and development. While our results continue to be negatively affected by a number of near-term factors, we have taken steps during the first six months of 2007 to address these issues and better position the company to achieve its long-term potential. While we are in the process of finalizing a plan that will allow us to sustain positive operating trends, address existing issues, and better position the company for profitable, long-term growth, to date we have made significant progress with respect to a number of key initiatives designed to better focus our business, increase efficiency and profitability, and ensure that the company’s priorities align with those of our students. These initiatives include the following:

•       We are completing a corporate realignment conceived to facilitate more consistent customer-focused decision making by reducing redundancies and streamlining the decision making process.

•       We have developed an Online Service Center to leverage significant online and on-ground capabilities to provide students at certain of our schools with more flexible educational delivery options. Through the service center, the technology that AIU Online, CTU Online, and IADT Online currently use will enable us to make online and flexible education available at our schools. As a service provider, the service center will offer customization to meet the varying needs of our students and the varying curricula of our individual schools. The ability to offer flexible educational delivery combined with a large number of and variety of our brick-and-mortar campuses further distinguishes us in the marketplace, enabling us to provide students with more choices to learn in ways that fit their particular lifestyles.

•       We have introduced measures that we believe will have a positive impact on admissions productivity, including a supplemental compensation program for admission representatives, extended payment plans for students, a process for better qualification of leads, and a greater focus on referrals.

•       We continue to focus on building our strengths in “careers of passion.” By focusing on areas where we have the greatest competitive advantages and proven success, we believe we can more effectively prepare students for careers they are passionate about through our high-quality boutique schools, gold-standard brands, and flexible student-centered product offerings.

•       We are continuing to open start-up campuses.

•       We will continue to evaluate individually the pricing of each of our programs at each of our schools to ensure that the prices of our academic offerings are properly aligned with perceived value, identified price sensitivities, and competitive forces.

•       We will continue to evaluate the alternative financing options that we and student lenders make available to prospective students. We will strive to provide greater flexibility in alternative financing options to give prospective students diverse and affordable options to finance the cost of their education.

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

This action has had, and will continue to have, a disruptive effect on operations of AIU and our business generally, including, the diversion of significant time and attention of AIU’s senior management, which adversely affected our results of operations for 2006 and the results of operations for the first six months of 2007. We expect this action to also have an adverse impact on our results of operations for the second half of 2007.

AIU remains accredited during this probationary period and is committed to resolving all issues identified by SACS. We cannot predict SACS’ future accreditation actions, and unfavorable outcomes would have a material adverse effect on our growth prospects, student population, financial condition, results of operations, and cash flows.

Sale Plan for Certain of Our Schools and Campuses.   Our Board of Directors approved a plan to sell 11 of our schools and campuses (the “Sale Plan”). The Sale Plan includes the anticipated sale of our nine Gibbs campuses, which collectively comprised our entire Gibbs reportable segment, McIntosh College, and Lehigh Valley College. McIntosh College and Lehigh Valley College were previously components of our Colleges reportable segment.

While we believe that each of the campuses included in the Sale Plan is a valuable asset with effective academic programs, we do not believe that our continued operation of these campuses is consistent with our near-term and long-term strategic goals. We will continue to reasonably invest in the campuses included in the Sale Plan in preparation for a sale. We believe that the Sale Plan is a critical component of our overall strategy to strengthen operational results and provide more effective focus on preparing students for careers they are passionate about through high-quality boutique schools, gold-standard brands, and flexible student-centered program offerings. Also, upon selling the campuses in the Sale Plan, we believe that we will be better positioned to target our business strategy and leverage resources to maximize value for our students, employees, and stockholders.

We have not yet secured a buyer for any of the schools or campuses included in the Sale Plan, but we have retained an investment banking firm to assist our management in identifying potential buyers and evaluating any proposals put forth by any such potential buyers. We expect to execute a sale agreement for each of the schools and campuses included in the Sale Plan during 2007. The sales will be subject to approval by the ED and various state regulatory and accrediting agencies, as applicable. We believe that the ultimate sale of our schools and campuses held for sale, including our accounting for lease obligations that may not transfer to the buyer upon sale, will likely result in a loss that is material to our consolidated financial position and results of operations and cash flows.

See Note 12 “Discontinued Operations” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of our accounting for discontinued operations.

Decline in University Segment Profitability.   The operating margin percentage of our University segment, excluding share of affiliate earnings, declined to 11.8% during the second quarter of 2007, from 29.5% during the second quarter of 2006, due primarily to a decline in average revenue per student. The overall decline in University segment operating profit margin percentage during the second quarter of 2007 was impacted most significantly by the decline during the second quarter of 2007 in the combined operating profit margin percentage of our University segment’s fully-online academic platforms, which include AIU Online, CTU Online, and Stonecliffe College Online (an academic division of CTU).

A significant portion of the total student population, revenue, and operating profits of our University segment are attributable to AIU Online. However, AIU Online student population, revenue, and operating profit declined during the second quarter of 2007. The decreases in AIU Online’s student population, revenue, and operating profits are primarily attributable to the maturation of AIU Online’s academic offerings and the adverse impact of negative publicity related to AIU’s Probation status with its accrediting body, SACS. These factors have adversely impacted AIU Online’s show rate during the second quarter of 2007, relative to its show rate during the second quarter of 2006. Due to the accelerated nature of AIU Online academic programs, AIU Online revenue per student is generally greater than revenue per student generated by our other schools. Thus, given the relatively quick turnover of AIU Online students, when AIU Online experiences student start declines, the impact on student revenue, and, ultimately, operating profits, is significant and immediate, because new revenue-generating student starts are insufficient to replace graduating students.

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

The results of operations and operating margin percentage of our University segment during the second quarter of 2007 were positively impacted by a decrease in bad debt expense as a percentage of revenue. The decrease in University segment bad debt expense as a percentage of revenue was primarily attributable to an increased focus on the collection of amounts due from students who have left school and improvements in student retention.

Impact of Changes in Credit Standards.   We believe that student population, revenue, and operating profits at certain of our schools were negatively impacted during the second quarter of 2007 as a result of (1) the implementation by Sallie Mae in March 2006 of stricter credit standards at all of our schools for certain prospective students seeking to fund a portion of their education through Sallie Mae’s non-

recourse loan program (2) our decision to stop offering loans made under the Stillwater Bank Purchase Agreement to new students, and (3) the continued application of strict credit standards by all of our schools. We believe these stricter credit standards have reduced bad debt expense from previous levels but also have limited the number of prospective students who qualify for certain private financing options.

During August and September of 2006, we reevaluated the impact of stricter credit standards and implemented certain changes in the credit standards for students at all of our schools. We also began offering our students extended payment plans to finance the portion of their tuition not covered by Title IV Program funds, private loans, and other available sources of financial aid that most of our students qualify for. These extended payment plans allow students to make an affordable monthly payment while they attend school and pay their remaining balance after they graduate or leave school. Under our extended payment plans, students may be granted up to 10 years to repay their extended payment plan balances, which is generally the same amount of time that students are granted to repay their Stafford Loans. See Note 5 “Recourse Loan Agreements” of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding tuition funding sources.

International Expansion.   We believe that the international market for our services represents a significant growth opportunity. We believe that international students are increasingly utilizing online U.S. educational programs as a means of obtaining a U.S. education without incurring the related significant travel and living costs and facing stringent visa requirements associated with studying abroad. Additionally, we continue to pursue opportunities to expand our on-ground presence internationally. On January 25, 2007, we acquired Istituto Marangoni. Istituto Marangoni is a world-renowned private, for-profit, post-secondary fashion and design school with locations in Milan, Italy; London, England; and Paris, France. We acquired Istituto Marangoni primarily because of its potential for market leadership, the economic attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. The acquisition of Istituto Marangoni also provides us with a platform for additional expansion in Europe and represents our entry into the Italian educational market.

Hybrid Learning.   We have made significant advances in the development of our unique hybrid learning model, which capitalizes on the strength of our highly regarded learning platform and extensive library of interactive and multimedia content and now enables students at a growing number of on-ground campuses to pursue their academic programs on-ground or online. AIU, which now offers 23 hybrid programs, and CTU, which now offers 18 hybrid programs, were our first on-ground schools to offer hybrid educational programs as a complement to those schools’ existing online campuses. We expect to provide hybrid programs at our IADT campuses in August of 2007, and we expect to further expand our hybrid learning offerings to other selected schools during the remainder of 2007.

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

RESULTS OF CONTINUING OPERATIONS

Three Months Ended June 30, 2007, Compared to Three Months Ended June 30, 2006

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of continuing operations for the three months ended June 30, 2007, compared to the three months ended June 30, 2006.

	For the Three Months Ended June 30,				% Change
	2007	% of Total Revenue	2006	% of Total Revenue	2007 vs. 2006
	(Dollars in thousands)
TOTAL REVENUE	$405,271		$452,584		-10.5%
OPERATING EXPENSES
Educational services and facilities expense	143,958	35.5%	136,663	30.1%	5.3%
General and administrative:
Advertising	63,899	15.8%	62,293	13.8%	2.6%
Admissions	55,809	13.8%	61,346	13.5%	-9.0%
Administrative expense	99,015	24.4%	93,176	20.6%	6.3%
Bad debt expense	10,994	2.7%	16,950	3.7%	-35.1%
Total general and administrative expense	229,717	56.7%	233,405	51.6%	-1.6%
Depreciation and amortization	19,662	4.9%	19,371	4.3%	1.5%
Goodwill and intangible asset impairment charge	—	0.0%	84,975	18.8%	-100.0%
INCOME (LOSS) FROM OPERATIONS	11,934	2.9%	(21,830)	-4.8%	154.7%
INTEREST INCOME	4,132	1.0%	4,679	1.0%	-11.7%
PROVISION FOR INCOME TAXES	6,287	1.6%	22,959	5.1%	-72.6%
Effective tax rate	36.37%		63.68%
INCOME (LOSS) FROM CONTINUING OPERATIONS	10,998	2.7%	(40,012)	-8.8%	127.5%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(5,873)	-1.4%	(7,497)	-1.7%	21.7%
NET INCOME (LOSS)	$5,125	1.3%	$(47,509)	-10.5%	110.8%

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

Revenue

Revenue and student starts for the three months ended June 30, 2007 and 2006, and student population as of April 30, 2007 and 2006, are as follows (dollars in thousands). We believe that student population totals as of April 30, 2007 and 2006, serve as reasonable approximations of the revenue-generating population during the second quarter ended June 30, 2007 and 2006.

	For the Three Months Ended June 30,				% Change
	2007	% of Total CEC	2006	% of Total CEC	2007 vs. 2006
REVENUE:
University segment	$174,983	43%	$226,322	50%	-23%
Culinary Arts segment	84,574	21%	82,706	18%	2%
Colleges segment	42,399	11%	52,286	12%	-19%
Health Education segment	46,440	11%	41,082	9%	13%
Academy segment	40,333	10%	39,418	9%	2%
International segment	16,531	4%	10,626	2%	56%
Corporate and other	11	0%	144	0%	-92%
Total revenue	$405,271		$452,584		-10%
STUDENT STARTS
University segment	12,250	61%	10,510	61%	17%
Culinary Arts segment	2,090	10%	1,690	10%	24%
Colleges segment	620	3%	780	4%	-21%
Health Education segment	3,660	18%	3,010	17%	22%
Academy segment	1,230	6%	1,080	6%	14%
International segment	330	2%	330	2%	0%
Total student starts	20,180		17,400		16%

	As of April 30,				% Change
	2007	% of Total CEC	2006	% of Total CEC	2007 vs. 2006
STUDENT POPULATION:
University segment	42,200	48%	44,000	51%	-4%
Culinary Arts segment	10,500	12%	10,600	12%	-1%
Colleges segment	7,500	9%	9,000	10%	-17%
Health Education segment	12,200	14%	10,900	12%	12%
Academy segment	8,500	10%	8,600	10%	-1%
International segment	6,200	7%	4,300	5%	44%
Total student population	87,100		87,400		0%

Total revenue decreased $47.3 million, or 10.5%, from $452.6 million during the second quarter of 2006 to $405.3 million during the second quarter of 2007. The overall decrease in revenue is primarily attributable to a decrease in revenue generated by our University and Colleges segments, offset, in part, by increases in revenue generated by our Health Education and International segments.

University Segment Revenue.   University segment revenue decreased $51.3 million, or 22.7%, from $226.3 million during the second quarter of 2006 to $175.0 million during the second quarter of 2007. The University segment revenue decrease is primarily attributable to a decrease in average revenue per student. The decrease in average revenue per student was primarily due to a population mix change that included an increase in students in our University segment’s fully-online associate degree programs, which offer lower tuition rates than those of our University segment’s fully-online bachelor’s degree and master’s degree programs, and more part-time students at CTU Stonecliffe, the associate degree division of CTU Online. The increase in online associate degree-seeking students was a result of a pricing decline in our AIU Online associate programs and strong student population growth at CTU Stonecliffe. The University segment revenue decrease is also attributable to a decline in average student population during the second quarter of 2007 compared to average student population during the second quarter of 2006. We believe that the declines in the University segment student population and student starts are primarily attributable to the continuing effects of the ongoing SACS Probation status of our AIU universities, which was announced on December 6, 2005, and is negatively impacting those schools’ ability to recruit new students. The adverse effects of the SACS Probation status have resulted in a decrease in student population and revenue at each of our AIU universities and has most dramatically impacted the operating results of AIU Online.

Colleges Segment Revenue.   Colleges segment revenue decreased $9.9 million, or 18.9%, from $52.3 million during the second quarter of 2006 to $42.4 million during the second quarter of 2007. The Colleges segment revenue decrease is primarily attributable to declines in average student population and student starts during the second quarter of 2007, relative to average student population and student starts during the second quarter of 2006, and represents a continuation of weak operating performance experienced in recent periods by many of our Colleges segment schools. We believe that the continuing weak operating performance experienced by many of our Colleges segment schools is primarily attributable to the continued negative impact of certain legal and regulatory matters and the related negative publicity, negative press coverage regarding certain of our Colleges segment schools, and ongoing general competitive pressures for student leads and enrollments experienced by certain of our Colleges segment schools.

Health Education Segment Revenue.   Health Education segment revenue increased $5.4 million, or 13.0%, from $41.1 million during the second quarter of 2006 to $46.4 million during the second quarter of 2007. The Health Education segment revenue increase is primarily attributable to (1) tuition price increases implemented during 2006, (2) an increase in average student population and student starts during the second quarter of 2007, relative to average student population and student starts during the second quarter of 2006, and (3) a shift in student enrollment mix that resulted in higher average revenue per student.

Academy Segment Revenue.   Academy segment revenue increased $0.9 million, or 2.3%, from $39.4 million during the second quarter of 2006 to $40.3 million during the second quarter of 2007. The Academy segment revenue increase is primarily attributable to an increase in student starts during the second quarter of 2007, relative to student starts during the second quarter of 2006.

International Segment Revenue.   International segment revenue increased $5.9 million, or 55.6%, from $10.6 million during the second quarter of 2006 to $16.5 million during the second quarter of 2007. The International segment revenue increase is primarily attributable to second quarter incremental revenues of $4.2 million generated by Istituto Marangoni, which we acquired in January of 2007.

Additionally, revenue generated by our INSEEC schools during the second quarter of 2007 increased by approximately $1.7 million as a result of an increase in average student population during the second quarter of 2007, relative to average student population during the second quarter of 2006.

Educational Services and Facilities Expense

Educational services and facilities expense increased $7.3 million, or 5.3%, from $136.7 million during the second quarter of 2006 to $144.0 million during the second quarter of 2007. The $7.3 million increase is primarily attributable to a $4.0 million increase in academics expense and a $3.4 million increase in occupancy expense. The increase in academics expense is primarily attributable to incremental costs incurred by new campus locations, including our start-ups campuses and our Istituto Marangoni schools. The increase in occupancy expense is primarily attributable to incremental costs associated with 2006 expansions of certain existing campuses, 2006 and 2007 start-up activity, and our January 2007 acquisition of Istituto Marangoni.

General and Administrative Expense

General and administrative expense decreased $3.7 million, or 1.6%, from $233.4 million during the second quarter of 2006 to $229.7 million during the second quarter of 2007. This decrease is primarily attributable to a $5.5 million decrease in admissions expense associated with admissions headcount reductions and a $5.6 million decrease in bad debt expense, offset, in part, by a $5.3 million increase in administration expenses. During the second quarter of 2007, we recorded expenses of approximately $13.1 million in connection with the probable settlement of certain legal matters. The overall decrease in general and administrative expense during the second quarter of 2007 reflects the impact of cost cutting measures enacted in response to declines in student population at a majority of our campuses and the effect of our corporate realignment, which we believe has eliminated certain redundancies and improved operational efficiency.

University segment general and administrative expense decreased $6.3 million, or 5.6%, from $112.8 million during the second quarter of 2006, to $106.5 million during the second quarter of 2007, due primarily to a $6.0 million decrease in bad debt expense and a $4.5 million decrease in admissions expense, offset, in part, by a $5.2 million increase in administration expense. The decrease in admissions expense is primarily attributable to an approximate 25% reduction in average admissions advisor headcount during the first quarter of 2007.

As noted above, bad debt expense decreased by $5.6 million, from $16.6 million during the second quarter of 2006 to $11.0 million during the second quarter of 2007. Bad debt expense and bad debt expense as a percentage of revenue incurred by each of our reportable segments during the three months ended June 30, 2007 and 2006, was as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2007	As a Percentage of Segment Revenue	2006	As a Percentage of Segment Revenue
Bad debt expense by segment:
University segment	$4,878	2.8%	$10,846	4.8%
Culinary Arts segment	2,462	2.9%	1,486	1.8%
Colleges segment	587	1.4%	280	0.5%
Health Education segment	2,214	4.8%	1,563	3.8%
Academy segment	677	1.7%	862	2.2%
International segment	296	1.8%	343	3.2%
Corporate and other	$(120)	N/A	1,210	N/A
Total bad debt expense	$10,994	2.7%	$16,590	3.7%

The overall decrease in bad debt expense and bad debt expense as a percentage of revenue during the period is primarily attributable to (1) a decrease in overall student receivable exposure at a majority of our schools, primarily as a result of declines in student population and improved cash collections experience, and (2) overall improvement in student retention.

The decrease in University segment bad debt expense and bad debt expense as a percentage of revenue is attributable to (1) a decrease in student receivable exposure as a result of declines in student population and revenue per student and improved cash collections experience, (2) price reductions that have reduced the difference between program costs and available financial aid, and (3) improvements in student retention.

Income (Loss) From Continuing Operations and Continuing Operating Margin Percentage

Income (loss) from continuing operations and continuing operating margin percentage for the three months ended June 30, 2007 and 2006, by segment, were as follows:

	For the Three Months Ended June 30,				% Change
	2007	% of Total CEC	2006	% of Total CEC	2007 vs. 2006
	(Dollars in thousands)
INCOME (LOSS) FROM CONTINUING OPERATIONS:
University segment (excluding share of affiliate earnings)	$20,646	173%	$66,798	-306%	-69%
Culinary Arts segment	7,131	60%	8,384	-38%	-15%
Colleges segment	(8,178)	-69%	6,953	-32%	-218%
Health Education segment	2,408	20%	(85,225)	390%	103%
Academy segment	247	2%	1,720	-8%	-86%
International segment	424	4%	1,179	-5%	-64%
Corporate and other	(10,744)	-90%	(21,639)	99%	50%
Total income (loss) from operations	$11,934		$(21,830)		155%
Operating profit (loss) margin percentage:
University segment (excluding share of affiliate earnings)	11.8%		29.5%
Culinary Arts segment	8.4%		10.1%
Colleges segment	-19.3%		13.3%
Health Education segment	5.2%		-207.5%
Academy segment	0.6%		4.4%
International segment	2.6%		11.1%
CEC consolidated	2.9%		-4.8%

Income from operations increased $33.8 million, or 154.6%, from a loss of $21.8 million during the second quarter of 2006, to income during the second quarter of 2007 of $11.9 million. Excluding the Health Education segment goodwill impairment charge of $85.0 million recorded during the second quarter of 2006, income from operations decreased $51.3 million, or 81.2%, from $63.2 million during the second quarter of 2006, to $11.9 million during the second quarter of 2007. This decrease is primarily attributable to the decline in University segment operating profit and operating profit margin percentage.

As discussed above, we believe that the declines in University segment operating profit and operating profit margin are primarily attributable to the negative effects of the ongoing Probation status of the University segment’s AIU universities, which has had a significant adverse impact on student starts, student population, and revenue.

AIU Online’s operating profit margin percentage declined from 45.0% during the second quarter of 2006 to 27.1% during the second quarter of 2007, due primarily to the continuing effects of the ongoing SACS Probation status, price reductions of associate degree programs, and a student mix change that resulted in a decrease in revenue per student. As discussed above, declines in AIU Online student starts, student population, and operating results have a disproportionate negative impact on University segment and CEC consolidated operating profits and operating profit margin percentages.

Income from operations generated by our Academy segment decreased $1.5 million, from $1.7 million during the second quarter of 2006, to $0.2 million during the second quarter of 2007. Academy segment income from operations during the second quarter of 2007 includes Academy segment start-up campus operating losses totaling $2.4 million, compared to Academy segment start-up campus operating losses of 2006 of $0.8 million incurred during the second quarter of 2006.

Income from operations generated by our International segment decreased $0.8 million, from $1.2 million during the second quarter of 2006, to $0.4 million during the second quarter of 2007. International segment income from operation during the second quarter of 2007 includes an operating loss of $0.8 million incurred by our Istituto Marangoni schools, which we acquired in January of 2007.

Income from operations and operating profit margin percentage for the three months ended June 30, 2007 and 2006, for our University segment universities, including the universities’ online platforms, are as follows:

	For the Three Months Ended June 30,
	2007	2006
	(In thousands)
Operating Profit (Loss):
On-ground universities	$(10,267)	$(844)
Online platforms (AIU Online, CTU Online, and Stonecliffe College Online combined)	30,913	67,642
Total University segment operating profit	$20,646	$66,798
Operating Profit (Loss) Margin Percentage:
On-ground universities	-26.5%	-1.8%
Online platforms (AIU Online, CTU Online, and Stonecliffe College Online combined)	22.7%	37.5%
Total University segment operating profit margin percentage	11.8%	29.5%
AIU Online	27.1%	45.0%
CTU Online and Stonecliffe College Online	15.4%	20.0%

Interest Income

Interest income decreased $0.5 million, or 11.7%, from $4.7 million during the second quarter of 2006 to $4.1 million during the second quarter of 2007, primarily as a result of a decrease in average invested cash balances.

Provision for Income Taxes

Provision for income taxes decreased $16.7 million, or 72.6%, from $23.0 million during the second quarter of 2006 to $6.3 million during the second quarter of 2007. The decrease is primarily attributable to a decrease of $51.3 million in continuing income before provision for income taxes during the second quarter of 2007, excluding the $85.0 million Health Education segment goodwill impairment charge, recorded during the three months ended June 30, 2006, and a decrease in our effective tax rate for continuing operations from 37.4% during the second quarter of 2006 to 36.5% during the second quarter of 2007. Of the $85.0 million Health Education segment goodwill impairment charge included in operating expenses during the three months ended June 30, 2006, only $6.5 million was deductible for income tax reporting purposes. The decrease in our effective tax rate is attributable primarily to the impact of various tax planning strategies, and favorable changes in the proportionate distribution of our total pretax income among the tax jurisdictions in which we operate.

Loss from Discontinued Operations

Loss from discontinued operations decreased $1.6 million, or 21.7%, from $7.5 million during the second quarter of 2006 to $5.9 million during the second quarter of 2007. Loss from discontinued operations during the second quarter of 2007 includes no goodwill impairment charge and, in accordance with SFAS 144, no depreciation expense.

Net Income

Net income increased $52.6 million, or 110.7%, from a net loss of $47.5 million generated during the second quarter of 2006, to net income of $5.1 million during the second quarter of 2007. Excluding the Health Education segment goodwill impairment charge of $78.5 million, net of income tax benefit of $6.5 million, net income decreased $25.9 million, or 83.5%, from a net income of $31.0 million during the second quarter of 2006, to $5.1 million during the second quarter of 2007. The decrease in net income is the result of the cumulative effect of the factors discussed above.

RESULTS OF CONTINUING OPERATIONS

Six Months Ended June 30, 2007, Compared to Six Months Ended June 30, 2006

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of continuing operations for the six months ended June 30, 2007, compared to the six months ended June 30, 2006.

	For the Six Months Ended June 30,				% Change
	2007	% of Total Revenue	2006	% of Total Revenue	2007 vs. 2006
	(Dollars in thousands)
TOTAL REVENUE	$833,320		$942,573		-11.6%
OPERATING EXPENSES
Educational services and facilities expense	288,263	34.6%	278,462	29.5%	3.5%
General and administrative:
Advertising	126,510	15.2%	126,862	13.5%	-0.3%
Admissions	115,041	13.8%	127,443	13.5%	-9.7%
Administrative expense	188,281	22.6%	181,182	19.2%	3.9%
Bad debt expense	18,708	2.2%	29,967	3.2%	-37.6%
Total general and administrative expense	448,540	53.8%	465,454	49.4%	-3.6%
Depreciation and amortization	38,443	4.6%	37,760	4.0%	1.8%
Goodwill and intangible asset impairment charge	—	0.0%	84,975	9.0%	-100.0%
INCOME FROM OPERATIONS	58,074	7.0%	75,922	8.1%	-23.5%
INTEREST INCOME	8,836	1.1%	8,973	1.0%	-1.5%
PROVISION FOR INCOME TAXES	25,449	3.1%	61,395	6.5%	-58.5%
Effective tax rate	36.50%		90.59%
INCOME FROM CONTINUING OPERATIONS	44,275	5.3%	24,319	2.6%	82.1%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(9,112)	-1.1%	(19,129)	-2.0%	52.4%
NET INCOME	$35,163	4.2%	$5,190	0.6%	577.5%

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

Revenue

Revenue and student starts for the six months ended June 30, 2007 and 2006, and student population as of January 31, 2007 and 2006, are as follows (dollars in thousands). We believe that student population totals as of January 31, 2007 and 2006, which are reported below, serve as reasonable approximations of the revenue-generating population for the three months ended March 31, 2007 and 2006. We believe that student population totals as of April, 2007 and 2006, serve as reasonable approximations of the revenue-generating population for the three months ended June 30, 2007 and 2006.

	For the Six Months Ended June 30,				% Change
	2007	% of Total CEC	2006	% of Total CEC	2007 vs. 2006
REVENUE:
University segment	$355,558	42%	$469,904	50%	-24%
Culinary Arts segment	173,271	21%	173,334	18%	0%
Colleges segment	91,914	11%	109,470	11%	-16%
Health Education segment	91,311	11%	81,660	9%	12%
Academy segment	82,699	10%	82,445	9%	0%
International segment	38,431	5%	25,509	3%	51%
Corporate and other	136	0%	251	0%	-46%
Total revenue	$833,320		$942,573		-12%
STUDENT STARTS
University segment	26,420	60%	27,230	62%	-3%
Culinary Arts segment	4,810	11%	4,200	10%	15%
Colleges segment	1,700	4%	2,120	5%	-20%
Health Education segment	7,700	18%	6,720	15%	15%
Academy segment	2,380	5%	2,530	6%	-6%
International segment	730	2%	790	2%	-8%
Total student starts	43,740		43,590		0%

	As of January 31,				% Change
	2007	% of Total CEC	2006	% of Total CEC	2007 vs. 2006
STUDENT POPULATION:
University segment	41,000	46%	46,400	50%	-12%
Culinary Arts segment	10,900	12%	11,500	12%	-5%
Colleges segment	8,700	10%	10,200	11%	-15%
Health Education segment	11,600	13%	10,700	11%	8%
Academy segment	9,000	10%	9,300	10%	-3%
International segment	7,600	9%	5,500	6%	38%
Total student population	88,800		93,600		-5%

Total revenue decreased $109.3 million, or 11.6%, from $942.6 million during the six months ended June 30, 2006, to $833.3 million during the six months ended June 30, 2007. The overall decrease in revenue is primarily attributable to a decrease in revenue generated by our University and Colleges segment, offset, in part, by increases in revenue generated by our Health Education and International segments.

University Segment Revenue.   University segment revenue decreased $114.3 million, or 24.3%, from $469.9 million during the six months ended June 30, 2006, to $355.6 million during the six months ended June 30, 2007. The University segment revenue decrease is primarily attributable to a decrease in average revenue per student. The decrease in average revenue per student was primarily due to a population mix change that included an increase in students in our University segment’s fully-online associate degree programs, which offer lower tuition rates than those of our University segment’s fully-online bachelor’s degree and master’s degree programs, and more part-time students at CTU Stonecliffe, the associate degree division of CTU Online. The increase in online associate degree-seeking students was a result of a pricing decline in our AIU Online associate programs and strong student population growth at CTU Stonecliffe. The University segment revenue decrease is also attributable to a decline in average student population and student starts during the six months ended June 30, 2007 compared to average student population and student starts during the six months ended June 30, 2006. We believe that the declines in the University segment student population and student starts are primarily attributable to the continuing effects of the ongoing SACS Probation status of our AIU universities, which was announced on December 6, 2005, and is negatively impacting those schools’ ability to recruit new students. The adverse effects of the SACS Probation status have resulted in a decrease in student population and revenue at each of our AIU universities and has most dramatically impacted the operating results of AIU Online.

Colleges Segment Revenue.   Colleges segment revenue decreased $17.6 million, or 16.0%, from $109.5 million during the six months ended June 30, 2006, to $91.9 million during the six months ended June 30, 2007. The Colleges segment revenue decrease is primarily attributable to declines in average student population and student starts during the six months ended June 30, 2007, relative to average student population and student starts during the six months ended June 30, 2006, and represents continuation of weak operating performance experienced in recent periods by a many of our Colleges segment schools. We believe that the continuing weak operating performance experienced by many of our Colleges segment schools is primarily attributable to the continued negative impact of certain legal and regulatory matters and the related negative publicity, negative press coverage regarding certain of our Colleges segment schools, and ongoing general competitive pressures for student leads and enrollments experienced by certain of our Colleges segment schools.

Health Education Segment Revenue.   Health Education segment revenue increased $9.7 million, or 11.8%, from $81.7 million during the six months ended June 30, 2006, to $91.3 million during the six months ended June 30, 2007. The Health Education segment revenue increase is primarily attributable to (1) tuition price increases affected during 2006, (2) an increase in average student population and student starts during the six months ended June 30, 2007, relative to average student population and student starts during the six months ended June 30, 2006, and (3) a shift in student enrollment mix that resulted an increase in average revenue per student.

International Segment Revenue.   International segment revenue increased $12.9 million, or 50.7%, from $25.5 million during the six months ended June 30, 2006, to $38.4 million during the six months ended June 30, 2007. The International segment revenue increase is primarily attributable to revenue of $7.9 million generated by Istituto Marangoni for the six months ended June 30, 2007, which we acquired in January of 2007. Additionally, revenue generated by our INSEEC schools during the six months ended June 30, 2007, increased by approximately $5.0 million as a result of an increase in average student population during the six months ended June 30, 2007, relative to average student population during the six months ended June 30, 2006.

Educational Services and Facilities Expense

Educational services and facilities expense increased $9.8 million, or 3.5%, from $278.5 million during the six months ended June 30, 2006, to $288.3 million during the six months ended June 30, 2007. Approximately $3.9 million, or 39.7%, of the total increase is attributable to educational services and facilities expense incurred by Istituto Marangoni, which we acquired in January of 2007. Educational services and facilities expense incurred by our existing schools increased by approximately $5.9 million. The $5.9 million increase is attributable to a $4.4 million increase in occupancy costs associated with the expansion of certain facilities in 2006 and a $5.2 million increase in academics expenses, offset, in part, by a $3.7 million decrease in other student-related expenses, including the costs of laptops, books, and other program materials, attributable to decreases in student population at most of our schools.

University segment educational services and facilities expense decreased $1.6 million, from $86.9 million during the six months ended June 30, 2006, to $85.3 million during the six months ended June 30, 2007. The decrease is primarily attributable to a $2.3 million decrease in other student-related expense associated with the decreases in student population, offset, in part, by a $0.7 million increase in occupancy costs.

General and Administrative Expense

General and administrative expense decreased $16.9 million, or 3.6%, from $465.5 million during the six months ended June 30, 2006, to $448.5 million during the six months ended June 30, 2007. Excluding general and administrative expense of approximately $3.7 million incurred during the six months ended June 30, 2007 by Istituto Marangoni, which we acquired in January of 2007, general and administrative expense incurred by our existing schools during the six months ended June 30, 2007, decreased by approximately $20.6 million. This decrease is primarily attributable to a $13.5 million decrease in admissions expense associated with admissions headcount reductions and a $11.3 million decrease in bad debt expense, offset, in part, by a increase of $4.0 million in administration expense. During the second quarter of 2007, we recorded expenses of approximately $13.1 million in connection with the probable settlement of certain legal matters. The overall decrease in general and administrative expense during the six months ended June 30, 2007, reflects the impact of cost cutting measures enacted in response to declines in student population at a majority of our campuses and the effect of our corporate realignment, which we believe has eliminated certain redundancies and improved operational efficiency.

University segment general and administrative expense decreased $17.9 million, or 7.9%, from $226.5 million during the six months ended June 30, 2006, to $208.7 million during the six months ended June 30, 2007, due primarily to a $12.5 million decrease in bad debt expense and a $9.9 million decrease in admissions expense. The decrease in admissions expense is primarily attributable to an approximate 25% reduction in average admissions advisor headcount during the six months ended June 30, 2007, relative to average admissions advisor headcount during the six months ended June 30, 2006.

As noted above, bad debt expense decreased by $11.3 million, from $30.0 million during the six months ended June 30, 2006, to $18.7 million during the six months ended June 30, 2007. Bad debt expense and bad debt expense as a percentage of revenue incurred by each of our reportable segments during the six months ended June 30, 2007 and 2006, was as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2007	As a Percentage of Segment Revenue	2006	As a Percentage of Segment Revenue
Bad debt expense by segment:
University segment	$8,100	2.3%	$20,575	4.4%
Culinary Arts segment	4,052	2.3%	2,470	1.4%
Colleges segment	741	0.8%	761	0.7%
Health Education segment	3,939	4.3%	2,746	3.4%
Academy segment	1,245	1.5%	1,682	2.0%
International segment	347	0.9%	523	2.1%
Corporate and other	284	N/A	1,210	N/A
Total bad debt expense	$18,708	2.2%	$29,967	3.2%

The overall decrease in bad debt expense and bad debt expense as a percentage of revenue during the period is primarily attributable to (1) a decrease in overall student receivable exposure at a majority of our schools, primarily as a result of declines in student population and revenue per student and improved cash collections experience, and (2) overall improvement in student retention.

The decrease in University segment bad debt expense and bad debt expense as a percentage of revenue is attributable to (1) a decrease in student receivable exposure as a result of declines in student population and revenue per student and improved cash collections experience, (2) price reductions that have reduced the difference between program costs and available financial aid, and (3) improvements in student retention.

Income (Loss) From Continuing Operations and Continuing Operating Margin Percentage

Income (loss) from continuing operations and continuing operating margin percentage for the six months ended June 30, 2007 and 2006, by segment, was as follows:

	For the Six Months Ended June 30,				% Change
	2007	% of Total CEC	2006	% of Total CEC	2007 vs. 2006
	(Dollars in thousands)
INCOME (LOSS) FROM CONTINUING OPERATIONS:
University segment (excluding share of affiliate earnings)	$52,657	91%	$148,285	195%	-65%
Culinary Arts segment	18,555	32%	22,393	30%	-17%
Colleges segment	(2,939)	-5%	16,277	21%	-118%
Health Education segment	5,852	10%	(84,012)	-111%	107%
Academy segment	4,252	7%	6,401	8%	-34%
International segment	6,631	11%	5,041	7%	32%
Corporate and other	(26,934)	-46%	(38,463)	-50%	30%
Total income from operations	$58,074		$75,922		-24%
Operating profit (loss) margin percentage:
University segment (excluding share of affiliate earnings)	14.8%		31.6%
Culinary Arts segment	10.7%		12.9%
Colleges segment	-3.2%		14.9%
Health Education segment	6.4%		-102.9%
Academy segment	5.1%		7.8%
International segment	17.3%		19.8%
CEC consolidated	7.0%		8.1%

Income from operations decreased $17.8 million, or 23.5%, from $75.9 million during the six months ended June 30, 2006, to $58.1 million during the six months ended June 30, 2007. Excluding the Health Education segment goodwill impairment charge of $85.0 million recorded during the six months ended June 30, 2006, income from operations decreased $102.8 million, or 63.8%, from $160.9 million during the six months ended June 30, 2006, to $58.1 million during the six months ended June 30, 2007. This decrease is primarily attributable to the decline in University segment operating profit and operating profit margin percentage.

As discussed above, we believe that the declines in University segment operating profit and operating profit margin are primarily attributable to the negative effects of the ongoing Probation status of the University segment’s AIU universities, which has had a significant adverse impact on student starts, student population, and revenue.

AIU Online’s operating profit margin percentage declined from 45.3% during the six months ended June 30, 2006, to 28.9% during the six months ended June 30, 2007, due primarily to the continuing effects of the ongoing SACS Probation status and price reductions of associate degree programs.

Income from operations generated by our Academy segment decreased $2.1 million, from $6.4 million during the six months ended June 30, 2006, to $4.3 million during the six months ended June 30, 2007. Academy segment income from operations during the six months ended June 30, 2007, includes Academy segment start-up campus operating losses totaling $4.3 million, compared to Academy segment start-up campus operating losses of $1.7 million incurred during the six months ended June 30, 2006.

Income from operations generated by our International segment increased $1.6 million, from $5.0 million during the six months ended June 30, 2006, to $6.6 million during the six months ended June 30, 2007. International segment income from operation during the six months ended June 30, 2007 includes an operating loss of $0.4 million incurred by our Istituto Marangoni schools, which we acquired in January of 2007.

Income from operations and operating profit margin percentage for the six months ended June 30, 2007 and 2006, for our University segment universities, including the universities’ online platforms, are as follows:

	For the Six Months Ended June 30,
	2007	2006
	(In thousands)
Operating Profit (Loss):
On-ground universities	$(12,682)	$3,525
Online platforms (AIU Online, CTU Online, and Stonecliffe College Online combined)	65,339	144,760
Total University segment operating profit	$52,657	$148,285
Operating Profit (Loss) Margin Percentage:
On-ground universities	-15.5%	3.7%
Online platforms (AIU Online, CTU Online, and Stonecliffe College Online combined)	23.9%	38.8%
Total University segment operating profit margin percentage	14.8%	31.6%
AIU Online	28.9%	45.3%
CTU Online and Stonecliffe College Online	15.3%	22.7%

Interest Income

Interest income decreased $0.2 million, or 1.5%, from $9.0 million during the six months ended June 30, 2006, to $8.8 million during the six months ended June 30, 2007, primarily as a result of an decrease in average invested cash balances.

Provision for Income Taxes

Provision for income taxes decreased $35.9 million, or 58.5%, from $61.4 million during the six months ended June 30, 2006, to $25.4 million during the six months ended June 30, 2007. The decrease is primarily attributable to a decrease in continuing income before provision for income taxes during the six months ended June 30, 2007 of approximately $16.0 million and a decrease in our effective tax rate for continuing operations from 37.4% during the six months ended June 30, 2006 to 36.5% during the six months ended June 30, 2007. The decrease in our effective tax rate is attributable primarily to the impact of various tax planning strategies, favorable changes in the proportionate distribution of our total pretax income among the tax jurisdictions in which we operate. During the six months ended June 30, 2006, only $6.5 million of our total $85.0 million Health Education segment goodwill impairment charge, which was included in operating expenses, was deductible for income tax purposes.

Loss from Discontinued Operations

Loss from discontinued operations decreased $10.0 million, or 52.4%, from $19.1 million during the six months ended June 30, 2006, to $9.1 million during the six months ended June 30, 2007. Loss from discontinued operations during the six months ended June 30, 2007, includes no goodwill impairment charge and, in accordance with SFAS 144, no depreciation expense.

Net Income

Net income increased $30.0 million, or 577.5%, from $5.2 million generated during the six months ended June 30, 2006, to $35.2 million generated during the six months ended June 30, 2007. Excluding the Health Education segment goodwill impairment charge recorded during the six months ended June 30, 2006, of $78.5 million, net of income tax benefit of $6.5 million, net income decreased $48.5 million, or 57.9%, from $83.7 million during the six months ended June 30, 2006, to $35.2 million during the six months ended June 30, 2007. The decrease in net income is the result of the cumulative effect of the factors discussed above.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

As of June 30, 2007, cash and cash equivalents and investments totaled $363.3 million. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We finance our operating activities and our organic growth primarily through cash generated from operations. We finance acquisitions primarily through funding from a combination of equity issuances, credit facility borrowings, and cash generated from operations. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, and lease commitments through at least the next 12 months primarily with cash generated by operations, existing cash balances, and, if necessary, borrowings under our existing credit agreements.

The ED requires that Title IV Program funds collected in advance of student billings be kept in a separate cash account until students are billed for the portion of their program related to those Title IV Program funds collected. As of June 30, 2007 and 2006, the amount of restricted cash balances held in separate cash accounts was not significant. Restrictions on these cash balances have not affected, nor do we believe that such restrictions will affect, our ability to fund our daily operations.

Sources and Uses of Cash

Cash flows from discontinued operations are combined with cash flows from continuing operations in the operating, investing, and financing sections of our consolidated statements of cash flows.

Operating Cash Flows

During the second quarter of 2007, net cash flows used in operating activities totaled $0.9 million, compared to net cash flows provided by operating activities during the second quarter of 2006 of $8.8 million. The decrease in operating cash flows was primarily attributable to a decrease in net income, excluding the impact on second quarter 2006 net income of the $85.0 million Health Education segment goodwill impairment charge, and deferred tuition revenues during the second quarter of 2007. During the six months ended June 30, 2007 and 2006, net cash flows provided by operating activities totaled $88.3 million and $131.5 million, respectively.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students finance tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, private and institutional scholarships, and cash payments. The following table summarizes our U.S. schools’ cash receipts from tuition payments by fund source as a percentage of total tuition payments received for the three and six months ended June 30, 2007 and 2006. The percentages reflected therein were determined based upon each U.S. school’s cash receipts for the three and six months ended June 30, 2007 and 2006.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Title IV Program funding
Stafford loans	43.4%	42.2%	43.1%	42.1%
Grants	9.9%	8.0%	10.7%	9.2%
PLUS loans	6.6%	7.2%	7.1%	7.2%
Total Title IV Program funding	59.9%	57.4%	60.9%	58.5%
Private loans
Non-recourse loans	15.7%	20.0%	16.0%	20.3%
Sallie Mae loans	2.6%	2.1%	2.5%	1.8%
Stillwater recourse loans	0.1%	0.4%	0.1%	0.4%
Total private loans	18.4%	22.5%	18.6%	22.5%
Scholarships, grants and other	3.9%	3.0%	3.8%	3.5%
Cash payments	17.8%	17.1%	16.7%	15.5%
Total tuition receipts	100.0%	100.0%	100.0%	100.0%

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

Sales and Purchases of Investments.   Net sales of available-for-sale investments were $20.1 million during the second quarter of 2007, compared to net sales of available-for-sale investments of $102.7 million during the second quarter of 2006. During the six months ended June 30, 2007 and 2006, net purchases of available-for-sale investments were $2.4 million and $15.2 million, respectively.

Capital Expenditures.   Capital expenditures decreased $11.1 million, or 43.3%, from $25.6 million during the second quarter of 2006 to $14.5 million during the second quarter of 2007. Capital expenditures during the second quarter of 2007 represented approximately 3.5% of second quarter 2007 total revenue, including revenue generated by our schools and campuses held for sale. During the six months ended June 30, 2007 and 2006, capital expenditures were $31.3 million and $43.2 million, respectively.

Financing Cash Flows

During the second quarter of 2007, net cash used in financing activities totaled $71.8 million, a $22.4 million decrease relative to net cash used in financing activities during the second quarter of 2006 of $94.2 million. The decrease in net cash used for financing activities was primarily attributable to a decrease in cash used for repurchases of our common stock. During the second quarter of 2007, we repurchased 2.3 million shares of our common stock for approximately $75.0 million, relative to 3.2 million shares of our common stock repurchased for approximately $99.9 million during the second quarter of 2006. During the six months ended June 30, 2007, we repurchased 4.0 million shares for approximately $124.9 million.

Credit Agreements.   As of June 30, 2007, we had outstanding under our $200.0 million U.S. Credit Agreement revolving loans totaling approximately $10.4 million and letters of credit totaling approximately $15.6 million. The availability under our U.S. Credit Agreement as of June 30, 2007, was $174.0 million. As of June 30, 2007, we had no outstanding borrowings under our $10.0 million (USD) Canadian Credit Agreement.

Contractual Obligations

As of June 30, 2007, minimum future cash payments, including interest, due under contractual obligations, including, among others, our credit agreements, non-cancelable operating and capital lease agreements, and other long-term arrangements, were as follows (in thousands):

	2007	2008	2009	2010	2011	2012 & Thereafter	Total
Revolving loans	$10,588	$—	$—	$—	$—	$—	$10,588
Operating lease obligations	66,579	125,117	118,643	112,184	108,567	533,604	1,064,694
Capital lease obligations	605	798	443	443	443	665	3,397
Other long-term debt	—	—	—	—	—	—	—
Total contractual cash obligations	$77,772	$125,915	$119,086	$112,627	$109,010	$534,269	$1,078,679

Revolving Loans.   We have entered into an unsecured credit agreement (the “U.S. Credit Agreement”) with a syndicate of financial institutions. Under our U.S. Credit Agreement, we may borrow up to the U.S. dollar equivalent of $200.0 million in U.S. dollars and various foreign currencies under a revolving credit facility and obtain up to the U.S. dollar equivalent of $100.0 million in standby letters of credit in U.S. dollars and various foreign currencies. Outstanding letters of credit were approximately $15.6 million as of June 30, 2007, and reduced the availability of borrowings under the revolving credit facility but are not included in the table above. Subject to the satisfaction of certain conditions precedent under the U.S. Credit Agreement, we may prepay outstanding loans under the U.S. Credit Agreement at any time without penalty. The stated maturity of our U.S. Credit Agreement is December 19, 2007.

Our domestic subsidiaries have jointly and severally guaranteed repayment of our obligations under the U.S. Credit Agreement. Under the U.S. Credit Agreement, we are limited in our ability to take certain actions, including, among other things, consummating certain acquisitions or mergers, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring other debt in excess of specified amounts, prepaying other debt, and making certain investments. We are also required to satisfy certain financial covenants on a periodic basis, including the maintenance of a maximum consolidated leverage ratio of 1.75:1, a minimum fixed charge coverage ratio of 1.50:1, a minimum level of consolidated net worth, and a minimum annual consolidated ED financial responsibility composite score of 1.50. As of June 30, 2007, we were in compliance with the covenants of our U.S. Credit Agreement.

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

Capital Lease Obligations.   We finance the acquisition of certain equipment through capital lease agreements and have assumed capital lease obligations in connection with certain acquisitions. As of June 30, 2007, the principal balance of outstanding capital lease obligations was approximately $2.9 million, and scheduled future interest payments on our outstanding capital lease obligations totaled $0.5 million.

Off-Balance Sheet Arrangements.   As of June 30, 2007, we were not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

Changes in Financial Position—June 30, 2007 compared to December 31, 2006

Selected consolidated balance sheet account changes from December 31, 2006, to June 30, 2007, are as follows:

	As of June 30, 2007	As of December 31, 2006	% Change
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$99,161	$187,853	-47%
Investments	264,095	259,766	2%
Total cash and cash equivalents and investments	363,256	447,619	-19%
Student receivables, gross	74,534	77,273	-4%
Allowance for doubtful accounts	(29,504)	(28,709)	3%
Student receivables, net	45,030	48,564	-7%
Discontinued assets “held for sale”	60,692	63,156	-4%
Other current assets	18,725	32,064	-42%
Goodwill	380,450	349,760	9%
Liabilities
Current liabilities:
Accounts payable	26,665	30,095	-11%
Accrued payroll and related benefits	26,636	27,012	-1%
Deferred tuition revenue	114,598	132,186	-13%
Long-term liabilities
Deferred rent obligations	91,660	90,360	1%
Stockholders’ equity
Treasury stock	$(491,240)	$(366,319)	34%

Cash and Cash Equivalents and Investments.   The decrease in total cash and cash equivalents and investments is primarily attributable to cash of $124.9 million used during the six months ended June 30, 2007 to repurchase approximately 4.0 million shares of our common stock and cash of $37.2 million, excluding acquired cash balances of approximately $6.9 million, used to purchase Instituto Marangoni, offset, in part by cash flows generated from operations during the six months ended June 30, 2007 of approximately $88.3 million.

Student Receivables.   The decrease in net student receivables is primarily attributable to a decrease in revenue per student and improvements in our financial aid packaging and cash collections processing during the period. Our allowance for doubtful accounts as a percentage of gross student receivables and quarterly days sales outstanding (“DSO”) were as follows as of the dates indicated:

	As of
	June 30, 2007	December 31, 2006	June 30, 2006
Allowance for doubtful accounts as a percentage of gross student receivables	39.6%	37.2%	42.7%
Quarterly DSO (in days) (1)	12	12	11

(1)          We calculate DSO by dividing net receivables, including both student receivables and other receivables, by quarterly average daily revenue. Quarterly average daily revenue is computed by dividing total quarterly revenue by the total number of days in the quarter.

Other Current Assets.   The decrease in other current assets is primarily attributable to the remission during the first quarter of 2007 of taxes of approximately $15.4 million withheld as of December 31, 2007, in connection with December 2006 stock option exercises.

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

Accrued Income Taxes.   The increase in accrued income taxes is primarily attributable to current income tax liabilities associated with pretax income generated during the six months ended June 30, 2007, offset, in part, by income tax payments made during the first six months of 2007. As of December 31, 2006, we were in a prepaid position with respect to income taxes, and accordingly, our accrued income tax balance was zero as of such date.

Deferred Tuition Revenue.   The decrease in deferred tuition revenue is primarily attributable to a decline in revenue per student and a decline in student population from December 31, 2006, to June 30, 2007, which is consistent with historical cyclical trends.

Treasury Stock.   As discussed above, during the six months ended June 30, 2007, we repurchased approximately 4.0 million shares of our common stock for approximately $124.9 million at an average price of approximately $31.54 per share.

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

Interest Rate Exposure

Our borrowings under our credit agreements bear annual interest at variable rates tied to the prime rate and the Eurocurrency rate. Total outstanding borrowings under these credit agreements were $10.4 million and $11.5 million as of June 30, 2007, and December 31, 2006, respectively.

The weighted average interest rate of borrowings under our credit agreements was 4.66% as of June 30, 2007, and December 31, 2006, respectively.

In addition, we had capital lease obligations totaling $2.9 million as of June 30, 2007, and December 31, 2006, respectively.

We estimate that the book value of our investments, debt instruments, and any related derivative financial instruments approximated their fair values as of June 30, 2007, and December 31, 2006. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

Foreign Currency Exposure

We are subject to foreign currency exchange exposures arising from current and anticipated transactions denominated in currencies other than the U.S. dollar and the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts. Specifically, we are subject to risks associated with fluctuations in the value of the Euro, the Canadian dollar, and the British pound vis-à-vis the U.S. dollar. Our investment in our foreign operations as of June 30, 2007, was not significant to our consolidated financial position, and the book values of the assets and liabilities of such foreign operations as of June 30, 2007, approximated their fair values.

In addition, as of June 30, 2007, we had borrowings outstanding under our U.S. Credit Agreement of $10.4 million denominated in €7.7 million.

We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in foreign currency exchange rates is not significant.

Item 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the six months ended June 30, 2007:

Issuer Purchases of Equity Securities

				Maximum
			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs (1)	or Programs (1)
January 1, 2007—January 31, 2007	—	$—	—	$133,761,949
February 1, 2007—February 28, 2007	—	—	—	133,761,949
March 1, 2007—March 31, 2007	1,642,687	30.42	1,642,687	83,794,797
April 1, 2007—April 30, 2007	918,600	30.29	918,600	55,968,815
May 1, 2007—May 31, 2007	481,436	33.37	481,436	339,903,915
June 1, 2007—June 30, 2007	917,756	33.85	917,756	$308,841,173
Total	3,960,479	$31.54	3,960,479

(1)          Our Board of Directors had authorized us to use up to approximately $500.2 million for the repurchase of shares of our outstanding common stock. Pursuant to this stock repurchase program, we may repurchase shares of our outstanding common stock on the open market or in private transactions from time to time, depending on factors including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. On May 17, 2007, the Board of Directors authorized us to use an additional $300.0 million for the repurchase of shares of our common stock. This amount is in addition to the $500.2 million previously authorized by the Board of Directors since the inception of the stock repurchase program.

Item 4.                        Submission of Matters to a Vote of Security Holders

(a)           Our annual meeting of shareholders was held on May 17, 2007.

(b)          Our stockholders voted as follows to elect six directors to our board of directors:

Directors:	Votes For:	Authority Withheld:
Patrick W. Gross	84,246,241	4,286,679
Thomas B. Lally	80,431,744	8,501,176
Steven H. Lesnik	87,652,041	1,280,879
Gary E. McCullough	88,683,982	248,938
Keith K. Ogata	88,739,945	192,975
Leslie T. Thornton	88,688,429	244,491

Directors whose terms continued after the meeting were Dennis H. Chookaszian, Robert E. Dowdell, and Patrick K. Pesch.

Article V of CEC’s Certificate of Incorporation was amended and restated in May of 2006 to provide, among other things, that those directors previously elected for three-year terms of office by CEC’s stockholders will complete their three-year terms and will be eligible for re-election to one-year terms at each annual meeting of stockholders thereafter. Beginning with the 2008 Annual Meeting of Stockholders, the declassification of the Board of Directors will be complete, and all directors will be subject to annual elections to one-year terms. The six directors elected at the 2007 CEC’s Annual Meeting of Stockholders will each serve for a one-year term expiring at CEC’s 2008 Annual Meeting of Stockholders.

(c)           Our stockholders voted as follows to ratify the appointment of Ernst & Young LLP as an independent registered public accounting firm of our financial statements for the year ended December 31, 2007.

For:	88,839,557	Against:	84,021	Abstentions:	9,342	Broker Non Votes: N/A

Item 6.                     Exhibits

(a)          Exhibits

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION
Date: August 8, 2007	By:	/s/ GARY E. MCCULLOUGH
Gary E. McCullough
President and Chief Executive Officer
(Principal Executive Officer)
Date: August 8, 2007	By:	/s/ PATRICK K. PESCH
Patrick K. Pesch
Executive Vice President,
Chief Financial Officer, Treasurer
and Assistant Secretary
(Principal Financial and Accounting Officer)