Form 10-Q
period 2007-09-30
CAREER EDUCATION CORP
filed 2007-11-05
CIK 1046568

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15d OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                             TO

Commission File Number: 0-23245

CAREER EDUCATION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3932190
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2895 Greenspoint Parkway, Suite 600, Hoffman Estates, Illinois (Address of principal executive offices)	60169 (Zip Code)

Registrant's telephone number, including area code: (847) 781-3600

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

        Number of shares of registrant's common stock, par value $0.01, outstanding as of October 31, 2007: 91,072,533

CAREER EDUCATION CORPORATION
INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$199,631	$187,853
Investments	243,136	259,766

Total cash and cash equivalents and investments	442,767	447,619
Receivables:
Students, net of allowance for doubtful accounts of $30,495 and $28,709 as of September 30, 2007, and December 31, 2006, respectively	58,414	48,564
Other, net	7,028	8,094
Prepaid expenses	35,755	29,621
Inventories	16,409	16,853
Deferred income tax assets	7,159	11,357
Assets held for sale	59,887	63,156
Other current assets	12,995	32,064

Total current assets	640,414	657,328

PROPERTY AND EQUIPMENT, net	339,275	352,270
GOODWILL	382,914	349,760
INTANGIBLE ASSETS, net	45,792	33,984
OTHER ASSETS	21,799	32,321

TOTAL ASSETS	$1,430,194	$1,425,663

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$11,596	$12,098
Accounts payable	33,606	30,095
Accrued expenses:
Payroll and related benefits	28,576	27,012
Income taxes	5,344	—
Other	85,887	78,885
Deferred tuition revenue	179,303	132,186
Liabilities held for sale	30,806	31,879

Total current liabilities	375,118	312,155

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	3,484	2,763
Deferred rent obligations	92,143	90,360
Deferred income tax liabilities	16,607	16,527
Other	7,093	7,980

Total long-term liabilities	119,327	117,630

SHARE-BASED AWARDS SUBJECT TO REDEMPTION	13,949	13,477
STOCKHOLDERS' EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 107,724,610 and 106,923,310 shares issued, 92,084,073 and 96,148,825 shares outstanding as of September 30, 2007, and December 31, 2006, respectively	1,077	1,069
Additional paid-in capital	696,070	666,780
Accumulated other comprehensive income	14,773	5,683
Retained earnings	725,440	675,188
Cost of 15,640,537 and 10,774,485 shares in treasury as of September 30, 2007, and December 31, 2006, respectively	(515,560)	(366,319)

Total stockholders' equity	921,800	982,401

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,430,194	$1,425,663

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
REVENUE:
Tuition and registration fees	$380,523	$405,866	$1,178,054	$1,310,988
Other	23,882	22,698	59,671	60,149

Total revenue	404,405	428,564	1,237,725	1,371,137

OPERATING EXPENSES:
Educational services and facilities	149,514	139,811	437,777	418,273
General and administrative	211,642	230,180	660,182	695,634
Depreciation and amortization	19,301	19,382	57,744	57,142
Goodwill impairment charge	—	785	—	85,760

Total operating expenses	380,457	390,158	1,155,703	1,256,809

Income from operations	23,948	38,406	82,022	114,328

OTHER INCOME (EXPENSE):
Interest income	4,269	4,475	13,105	13,448
Interest expense	(336)	(322)	(899)	(1,007)
Share of affiliate earnings	209	510	2,870	2,109
Miscellaneous income	56	120	772	25

Total other income	4,198	4,783	15,848	14,575

Income before provision for income taxes	28,146	43,189	97,870	128,903
PROVISION FOR INCOME TAXES	8,316	16,153	33,765	77,548

Income from continuing operations	19,830	27,036	64,105	51,355
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(4,269)	(6,321)	(13,381)	(25,450)

NET INCOME	$15,561	$20,715	$50,724	$25,905

NET INCOME PER SHARE—BASIC:
Income from continuing operations	$0.21	$0.29	$0.68	$0.53
Loss from discontinued operations	(0.04)	(0.07)	(0.14)	(0.26)

Net income	$0.17	$0.22	$0.54	$0.27

NET INCOME PER SHARE — DILUTED:
Income from continuing operations	$0.21	$0.28	$0.67	$0.52
Loss from discontinued operations	(0.04)	(0.06)	(0.14)	(0.26)

Net income	$0.17	$0.22	$0.53	$0.26

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	92,806	94,721	94,329	96,605

Diluted	93,455	96,195	95,055	98,556

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock		Treasury Stock
						Accumulated Other Comprehensive Income
	Issued Shares	$0.01 Par Value	Purchased Shares	Cost	Additional Paid-in Capital		Retained Earnings	Total
BALANCE, December 31, 2006	106,923	$1,069	(10,774)	$(366,319)	$666,780	$5,683	$675,188	$982,401
Net income	—	—	—	—	—	—	50,724	50,724
Foreign currency translation	—	—	—	—	—	9,020	—	9,020
Unrealized gain on investments	—	—	—	—	—	70	—	70

Total comprehensive income								59,814
Treasury stock purchased	—	—	(4,867)	(149,241)	—	—	—	(149,241)
Share-based compensation expense	—	—	—	—	11,700	—	—	11,700
Common stock issued under:
Stock option plans	700	7	—	—	12,283	—	—	12,290
Employee stock purchase plan	102	1	—	—	2,439	—	—	2,440
Tax benefit of options exercised	—	—	—	—	2,868	—	—	2,868
Adjustment to share-based awards subject to redemption	—	—	—	—	—	—	(472)	(472)

BALANCE, September 30, 2007	107,725	$1,077	(15,641)	$(515,560)	$696,070	$14,773	$725,440	$921,800

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,561	$20,715	$50,724	$25,905
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment charge	—	785	—	96,149
Depreciation and amortization expense	19,301	21,886	57,744	64,837
Bad debt expense	11,093	18,196	32,055	50,459
Compensation expense related to share-based awards	3,475	6,163	11,700	14,649
Gain (loss) on disposition of property and equipment	(4)	5	(220)	260
Share of affiliate earnings, net of dividends received	(1,177)	3,633	(927)	2,034
Changes in operating assets and liabilities, net of acquisitions	56,732	11,843	42,164	(39,606)

Net cash provided by operating activities	104,981	83,226	193,240	214,687

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition, net of acquired cash	—	—	(30,324)	—
Acquisition transaction costs	(121)	—	(1,553)	—
Purchases of property and equipment	(12,755)	(16,870)	(44,085)	(60,021)
Purchases of available-for-sale investments	(215,496)	(249,160)	(504,180)	(801,610)
Sales of available-for-sale investments	236,457	208,241	522,789	745,526
Other	(5)	(254)	(196)	(364)

Net cash provided by (used in) investing activities	8,080	(58,043)	(57,549)	(116,469)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(24,320)	—	(149,241)	(124,845)
Issuance of common stock	3,740	1,236	14,730	8,647
Tax benefit associated with stock option exercises	302	51	2,868	2,101
Payments of capital lease obligations and other long-term debt	(9)	(3,556)	(1,385)	(3,740)

Net cash used in financing activities	(20,287)	(2,269)	(133,028)	(117,837)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
CHANGES ON CASH AND CASH EQUIVALENTS:	6,081	2,654	7,993	3,468

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	98,855	25,568	10,656	(16,151)
DISCONTINUED OPERATIONS CASH ACTIVITY INCLUDED ABOVE:
Add: Cash balance of discontinued operations at beginning of the period	2,457	1,083	1,964	3,094
Less: Cash balance of discontinued operations at end of the period	842	2,153	842	2,153
CASH AND CASH EQUIVALENTS, beginning of the period	99,161	89,506	187,853	129,214

CASH AND CASH EQUIVALENTS, end of the period	$199,631	$114,004	$199,631	$114,004

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    DESCRIPTION OF THE COMPANY

        We are a dynamic educational services company committed to quality, career-focused learning led by passionate professionals who inspire individual worth and lifelong achievement. Since our founding in 1994, we have progressed rapidly toward our goal of becoming the world's leading provider of quality educational services. We are one of the world's leading on-ground providers of private, for-profit, postsecondary education and have a substantial presence in online education. Our schools and universities prepare students for professionally and personally rewarding careers through the continuing operation of more than 75 on-ground campuses located throughout the United States and in France, Canada, Italy, and the United Kingdom and three fully-online academic platforms.

        Our schools and universities offer doctoral degree, master's degree, bachelor's degree, associate degree, and non-degree certificate and diploma programs in the following core career-oriented disciplines:

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

2.    BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The condensed consolidated balance sheet as of December 31, 2006, has been derived from the audited consolidated financial statements as of that date. For additional information, refer to the consolidated financial statements and notes to consolidated financial statements as of and for the year ended December 31, 2006, included in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission ("SEC") on March 1, 2007.

        As used in this Quarterly Report on Form 10-Q, the terms "we," "us," "our," and "CEC" refer to Career Education Corporation and our wholly-owned subsidiaries. The terms "school" and "university" refer to an individual, branded, proprietary educational institution, owned by us and including its campus locations. The term "campus" refers to an individual main or branch campus operated by one of our schools or universities.

        The unaudited condensed consolidated financial statements presented herein include the accounts of CEC and our wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. The results of operations of all acquired businesses have been consolidated for all periods subsequent to the date of acquisition.

        In June of 2007, we announced our decision to teach-out our two Brooks College campuses, which previously were held for sale. Accordingly, the results of operations of our two Brooks College campuses previously reported in discontinued operations as of December 31, 2006, and March 31, 2007, are now included in our results from continuing operations in our unaudited condensed consolidated statements of income for all 2007 and 2006 periods presented. Additionally, our audited condensed consolidated balance sheet as of December 31, 2006, has been restated to reflect our treatment of Brooks College as a continuing operation.

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

        The postsecondary education industry includes approximately 6,500 institutions that participate in federally-sponsored financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended ("HEA,"), which we refer to as "Title IV Programs." The U.S. Department of Education ("ED") requires that Title IV Program funds collected in advance of student billings be kept in a separate cash account until the students are billed for the portion of their program related to those Title IV Program funds collected. The ED further requires that Title IV Program funds be disbursed to students within three business days of receipt. As of September 30, 2007, and December 31, 2006, the amount of restricted cash balances held in separate cash accounts was not significant. Restrictions on cash balances have not affected our ability to fund daily operations.

        Investments, which primarily consist of municipal auction rate securities, are classified as "available-for-sale" in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are recorded at fair value. Any unrealized gains or temporary unrealized losses, net of income tax effects, are reported as a component of accumulated other comprehensive income on our consolidated balance sheet. Realized gains and losses are computed on the basis of specific identification and are included in miscellaneous other income (expense) in our consolidated income statement. As of September 30, 2007, the stated terms to maturity of certain of our available-for-sale investments are greater than one year. However, all of our available-for-sale investments are classified as current assets on our consolidated balance sheets as the investments are readily marketable, available for use in our current operations, and reasonably expected to be sold within one year.

        Cash and cash equivalents and investments consist of the following as of September 30, 2007, and December 31, 2006 (in thousands):

	September 30, 2007
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$88,305	$—	$—	$88,305
Money market funds	111,326	—	—	111,326

Total cash and cash equivalents	199,631	—	—	199,631

Investments (available-for-sale):
Auction rate municipal bonds	243,102	16	—	243,118
Mortgage-backed securities	18	—	—	18

Total investments	243,120	16	—	243,136

Total cash and cash equivalents and investments	$442,751	$16	$—	$442,767

	December 31, 2006
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$48,959	$—	$—	$48,959
Money market funds	120,934	—	—	120,934
Commercial paper	17,958	2	—	17,960

Total cash and cash equivalents	187,851	2	—	187,853

Investments (available-for-sale):
Auction rate municipal bonds	249,007	2	(1)	249,008
Asset-backed securities	8,203	—	(2)	8,201
Mortgage-backed securities	2,566	—	(9)	2,557

Total investments	259,776	2	(12)	259,766

Total cash and cash equivalents and investments	$447,627	$4	$(12)	$447,619

Student Receivables Valuation Allowance

        Changes in our student receivables allowance from continuing operations during the three and nine months ended September 30, 2007 and 2006, were as follows:

	Balance, Beginning of Period	Charges to Expense	Amounts Written-off	Purchase Accounting Adjustment	Balance, End of Period
	(In thousands)
For the three months ended September 30, 2007	$29,504	$9,827	$(8,836)	$—	$30,495

For the three months ended September 30, 2006	$34,371	$16,467	$(16,794)	$—	$34,044

For the nine months ended September 30, 2007	$28,709	$28,535	$(26,758)	$9	$30,495

For the nine months ended September 30, 2006	$38,223	$46,434	$(50,613)	$—	$34,044

Credit Agreements

        As of September 30, 2007, we have outstanding under our $200.0 million U.S. Credit Agreement revolving loans totaling $11.0 million and letters of credit totaling $14.4 million. Credit availability under our U.S. Credit Agreement as of September 30, 2007, is $174.6 million.

        As of September 30, 2007, we have no revolving loans outstanding under our $10.0 million (USD) Canadian Credit Agreement.

        On October 31, 2007, we repaid in full and subsequently terminated our existing credit agreement and entered into a new unsecured credit agreement ("Credit Agreement") with a syndicate of financial institutions, represented by, among others, an administrative agent. The Credit Agreement (i) reduces our costs of borrowing due to more favorable interest rates and standby fee prices; (ii) decreases our revolving credit facility from $200 million to $185 million while increasing the "accordion" (the amount for which we may request an increase in the size of our revolving credit facility) from $75 million to $100 million; (iii) decreases the letter of credit sublimit from $100 million to $50 million; (iv) increases the foreign currency sublimit from $50 million to $100 million; (v) increases the debt-to-EBITDA leverage covenant from 1.75:1 to 3.00:1; and (vi) eliminates our net worth covenant requirement.

        In addition, we also terminated our $10.0 million (USD) Canadian credit agreement and entered into a new unsecured credit agreement ("Canadian Credit Agreement") as part of the senior unsecured credit agreement. The Canadian Credit Agreement decreases our revolving credit facility from $10.0 million (USD), to $2.5 million (USD).

5.    RECOURSE LOAN AGREEMENTS

        We have entered into agreements with Sallie Mae and Stillwater National Bank ("Stillwater") to provide private recourse loans to qualifying students.

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

        In October of 2006, we negotiated an amendment to our risk sharing agreement that reduced the minimum credit score required for our students to qualify for non-recourse loans under Sallie Mae's non-recourse loan program. The amendment also reduced loan fees and interest rates charged to our students for both non-recourse and recourse loans funded by Sallie Mae. Under the amendment, we are obligated to pay Sallie Mae a discount fee equal to 25% of all recourse loans funded under the agreement after March 1, 2007. Pursuant to the amendment, we are no longer required to deposit a portion of loans funded under the agreement into a Sallie Mae reserve account. In addition, we are not required to repurchase any loans funded under the agreement. We believe that costs associated with our amended risk sharing agreement with Sallie Mae are directly attributable to the educational activity of our schools and support of our students. Therefore, such costs are classified as educational services and facilities expense in our consolidated statements of income.

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

        The following table reflects selected information with respect to each of our recourse loan agreements, including cumulative loan disbursements and purchase activity under the agreements from inception through September 30, 2007 (in millions, except for cumulative loan limits per student):

Lender	Agreement Effective Date	Disbursed Loan Limit		Cumulative Loan Limit Per Student (5)	Loans Disbursed	Loans Purchased	Loans We May be Required to Purchase
Sallie Mae	July 2002 to June 2009 (1)	$180.0	(3)	$12,000 to $39,000	$140.3	$28.3	$0.7
Stillwater	December 2003 to April 2007 (2)	$20.0	(4)	$7,500 to $13,500	$25.2	$27.8	$1.6

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

        Costs associated with our recourse loan agreements as of and for the three and nine months ended September 30, 2007 and 2006, are set forth below (in thousands). As discussed above, costs incurred in connection with our Sallie Mae agreements are classified as a component of educational services and facilities expense in our consolidated statement of income, and costs incurred in connection with our Stillwater agreement are classified as a reduction of tuition and registration fee revenue in our consolidated statement of income.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Sallie Mae	$2,700	$2,042	$7,017	$5,472

Stillwater	$44	$468	$336	$2,532

        Outstanding recourse loan deposit, contra-deposit, loan receivable, and contra-loan receivable balances as of September 30, 2007, and December 31, 2006, are set forth below (in thousands).

	Deposits	Contra-Deposits	Net Book Value
Sallie Mae
As of September 30, 2007	$346	$346	$—

As of December 31, 2006	$764	$143	$621

Stillwater
As of September 30, 2007	$520	$520	$—

As of December 31, 2006	$702	$702	$—

	Loan Receivable	Allowance For Uncollectible Loans	Net Book Value
Sallie Mae
As of September 30, 2007	$27,768	$27,768	$—

As of December 31, 2006	$24,266	$24,266	$—

Stillwater
As of September 30, 2007	$24,239	$15,111	$9,128

As of December 31, 2006	$24,870	$15,353	$9,517

6.    GOODWILL

        Changes in the carrying amount of goodwill as of and for the nine months ended September 30, 2007, by reportable segment are as follows (in thousands):

	Academy segment	Colleges segment	Culinary Arts segment	Health Education segment	International segment	University segment	Total
Goodwill balance as of December 31, 2006	$14,064	$27,940	$75,148	$131,060	$13,982	$87,566	$349,760
Goodwill related to 2007 acquisitions	—	—	—	—	28,793	—	28,793
Effect of foreign currency exchange rate changes	650	—	—	—	3,711	—	4,361

Goodwill balance as of September 30, 2007	$14,714	$27,940	$75,148	$131,060	$46,486	$87,566	$382,914

        Historically, on the first day of January of each year, our goodwill balances were reviewed for impairment through the application of a fair-value-based test. The results of the test as of January 1, 2007, indicated no goodwill impairment for all reporting units, which we define as our school operating divisions. Our estimate of reporting unit fair value exceeded the carrying value of the reporting unit. Our estimate of fair value for each of our reporting units was based primarily on projected future operating results and cash flows and other assumptions. Although we believe our projections and resulting estimates of fair value are reasonable, historically our projections have not always been achieved.

        Since our adoption of the specific provisions of SFAS No. 142, Goodwill and Other Intangible Assets effective January 1, 2002, we have performed our annual goodwill and other indefinite-lived intangible asset impairment tests on the first day of January of each year. However, during 2007, we changed the date of our annual impairment tests to the first day of October of each year. We changed the measurement date of our annual impairment tests primarily due to the change in our annual budget preparation process that we implemented during 2007. Previously, the budget process was not completed and budgeted financial statements for a given year were not available until the fourth quarter of the prior year. However, as a result of acceleration during 2007 of the timing of our budget preparation process, budgeted financial statements for a given year are now available by the end of the third quarter of the previous year. This change enables and facilitates the performance of impairment testing at an earlier date. The change in dates with respect to our annual goodwill and other indefinite-lived intangible asset impairment testing will be made on a prospective basis and this change did not delay, accelerate or avoid an impairment charge. Accordingly, we believe that this accounting change is preferable in our circumstances. This change had no impact on our consolidated financial statements for any period presented.

7. COMMITMENTS AND CONTINGENCIES

Litigation

        We are, or were, a party to the following pending legal proceedings that are outside the scope of ordinary routine litigation incidental to our business.

Employment Litigation

        Vander Vennet, et al. v. American InterContinental University, Inc., et al.    As previously disclosed, on August 24, 2005, former admissions advisors of American InterContinental University ("AIU") Online filed a lawsuit in the United States District Court for the Northern District of Illinois alleging that we, AIU Online, and the President of our University division violated the Fair Labor Standards Act ("FLSA"), the Illinois Minimum Wage Law, and the Illinois Wage Payment and Collection Act by failing to pay the plaintiffs for all of the overtime hours they allegedly worked. Plaintiffs seek unspecified lost wages, liquidated damages, attorneys' fees, and injunctive relief. The plaintiffs are also seeking certification as a class under the FLSA. On December 22, 2005, and April 7, 2006, the court granted plaintiffs' motions to send FLSA Notice, and plaintiffs' counsel has distributed such notice to certain current and former admissions advisors. On April 7, 2006, the court granted the plaintiffs' motion to expand the class to include temporary admissions advisors. The deadline for potential plaintiffs to opt-in to this lawsuit was June 23, 2006. Less than 10 percent of the persons to whom notice of the suit was sent, including current and former admissions advisors, have joined the litigation. Defendants deny all of the material allegations in the complaint and are vigorously defending the claims and opposing class certification. The parties are currently engaged in discovery.

        Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of this matter. An unfavorable outcome could have a material adverse impact on our business, results of operations, cash flows, and financial position.

Securities Litigation

        In re Career Education Corporation Securities Litigation.    As previously disclosed, In re Career Education Corporation Securities Litigation represents the consolidation into one suit of six purported class action lawsuits filed between December 9, 2003, and February 5, 2004, in the United States District Court for the Northern District of Illinois by and on behalf of certain purchasers of our common stock, against us, John M. Larson, and Patrick K. Pesch, former officers of the Company. The plaintiffs appealed the District Court's dismissal of their third amended consolidated complaint to the United States Court of Appeals for the Seventh Circuit on April 24, 2007. The parties have reached an agreement to settle the plaintiffs' claims on appeal. This settlement is subject to the case being remanded to the District Court by the Court of Appeals and approval by the District Court after notice to potential class members. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of this matter. An unfavorable outcome could have a material adverse impact on our business, results of operations, cash flows, and financial position.

Derivative Actions

        As previously disclosed, on November 10, 2004, a derivative suit captioned Nicholas v. Dowdell, et al., was filed in the Chancery Court of New Castle County, Delaware, on behalf of CEC against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally, Nick Fluge, and Jacob P. Gruver and CEC as a nominal defendant. Each of the individual defendants is or was one of our officers or directors. On November 1, 2007, the Court granted the parties' joint stipulation and order of dismissal and dismissed the complaint with prejudice. This matter is now closed.

        As previously disclosed, In re Career Education Corporation Derivative Litigation represents the consolidation into one suit of two derivative suits filed in the Chancery Court of New Castle County, Delaware, on behalf of CEC against John M. Larson, Patrick K. Pesch, Wallace O. Laub, Keith K. Ogata, Dennis H. Chookaszian, Robert E. Dowdell, Thomas B. Lally and CEC as a nominal defendant. Each of the individual defendants is or was one of our officers or directors. On September 28, 2007, the court granted defendants' motion to dismiss the consolidated derivative complaint with prejudice. This matter is now closed.

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

        In October of 2007, the Board of Directors, upon recommendation of the Special Committee, dissolved the Special Committee.

Action against Former Owners of Western School of Health and Business Careers

        As previously disclosed, on March 12, 2004, we filed a lawsuit in the U.S. District Court for the Western District of Pennsylvania against the former owners of Western School of Health and Business Careers ("Western"). In the lawsuit, we allege that the former owners of Western made material misrepresentations of fact and breached certain representations and warranties regarding the accreditation and approval of several programs of study offered by Western and seek full indemnification for all resulting losses, costs, and damages, including attorneys' fees. On July 12, 2004, we filed a similar complaint in the Court of Common Pleas of Allegheny County, Pennsylvania, and

subsequently voluntarily dismissed the federal lawsuit. Subsequently, we amended our complaint to assert a claim for breach of contract against Western's former accounting firm. Discovery is in progress.

        The misrepresentations we allege in this matter came to light during a routine change of ownership review undertaken by the Accrediting Commission of Career Schools and Colleges of Technology ("ACCSCT") subsequent to our acquisition of Western. On March 4, 2004, ACCSCT notified us of discrepancies in accreditation and approval documents related to several academic programs. Western suspended marketing, new enrollments, and disbursement of funds issued under Title IV Programs for all affected academic programs, and promptly applied for approval of all such programs. The diploma programs were approved in June 2004, and Western then resumed marketing, enrolling new students, and disbursement of Title IV Program aid to students in those programs. In July 2004, ACCSCT approved the degree programs effective upon Western's satisfaction of certain stipulations. Western subsequently satisfied all stipulations and resumed marketing, enrollment of new students, and disbursing of Title IV Program funds to students in those programs. We are working in close cooperation with the ED and the U.S. Department of Justice to resolve any remaining issues in a manner that will best serve the interest of Western's students. As a result of this matter, we expect that we will be required to reimburse the ED for a portion of Title IV Program funds improperly disbursed in relation to the affected programs, and we have recorded in our consolidated financial statements a reserve for the amount of the refund that we expect to pay to the ED.

        The pending lawsuit seeks to recover any such funds from the former owners of Western and its former accounting firm. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of this matter, but we do not expect such outcome to have a significant impact on our consolidated financial position or results of operations.

Student Litigation

        Laronda Sanders, et al. v. Ultrasound Technical Services, Inc., et al.    On March 15, 2006, a complaint was filed against us and Ultrasound Technical Services, Inc. ("UTS"), one of our subsidiaries, in the United States District Court for the District of Maryland, Greenbelt Division. The plaintiffs are 21 current and former students of the Landover, Maryland, campus of Sanford-Brown Institute ("SBI"), one of our schools. The plaintiffs purport to bring their claims on behalf of themselves and a putative class of similarly situated former students. The case was later consolidated with a separate action brought in the same court by another former student. Plaintiffs' second amended complaint, filed on March 12, 2007, alleges that the defendants made fraudulent misrepresentations and violated the Maryland consumer fraud act by misrepresenting or failing to disclose, among other things, details regarding instructors' experience or preparedness, availability of clinical externship assignments, and estimates for the dates upon which the plaintiffs would receive their certificates and be able to enter the work force. The complaint also alleges that defendants breached plaintiffs' enrollment contracts by failing to provide the promised instruction, training, externships, and placement services. Plaintiffs seek unspecified actual damages, punitive damages, and costs. Discovery is ongoing.

        McCarten, et al. v. Allentown Business School, Ltd. t/a Lehigh Valley College.    As previously disclosed, on September 28, 2005, a complaint was filed against Allentown Business School, Ltd. ("Allentown"), one of our subsidiaries, in the Court of Common Pleas of Lehigh County, Pennsylvania. The complaint purports to be brought on behalf of all former students of Allentown, now known as Lehigh Valley College, who received allegedly "high interest private loans," and alleges that Allentown violated Pennsylvania's Unfair Trade Practices and Consumer Protection Law and engaged in intentional misrepresentation, negligent misrepresentation, and negligence in connection with the enrollment and student loan information and application processes. The complaint seeks compensatory and punitive damages in an unspecified amount. On December 12, 2005, the plaintiffs filed an amended complaint asserting the same claims as set forth in the initial complaint. On December 14, 2005, Allentown moved to compel arbitration. The motion was granted by Order dated November 13,

2006. In December 2006, the plaintiffs made a Motion for Reconsideration of the Order compelling arbitration. The court denied the motion for reconsideration by Order dated December 27, 2006.

        Thurston, et al. v. Brooks College, Ltd., et al; Nilsen v. Brooks Institute of Photography, et al.; Outten, et al. v. American InterContinental University, Inc.    As previously disclosed, these lawsuits were filed by the same law firms against the above-identified Southern California campuses of CEC-owned schools. The details of each lawsuit are described in more detail in previous disclosures. Generally, they challenge alleged admissions practices at the schools relating primarily to the disclosure of prior graduates' employment statistics and, in certain instances, the transferability of credits earned at the schools to other non-CEC postsecondary schools. CEC has reached an agreement to settle the lawsuits, which is only effective upon approval by the court. The monetary component of the proposed settlement involves our payment of approximately $12.4 million to resolve all three cases, including plaintiffs' attorney's fees and certain audit expenses to be incurred with the proposed settlement. The proposed settlement also involves auditing and injunctive relief components.

        Amador et al. v. California Culinary Academy and Career Education Corporation.    On September 27, 2007, a complaint was filed in the California Superior Court in San Francisco on behalf of 37 current and former students of the California Culinary Academy ("CCA"). Plaintiffs plead their complaint as a putative class action and allege four putative causes of action: fraud; constructive fraud; violation of the California Unfair Competition Law; and violation of the California Consumer Legal Remedies Act. Plaintiffs contend that CCA made a variety of misrepresentations to them, primarily oral, during the admissions process. The alleged misrepresentations relate generally to the school's reputation, the value of the education, the competitiveness of the admissions process, the students' employment prospects upon graduation from CCA and CCA's ability to arrange beneficial student loans. CCA has not yet responded to the complaint.

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

Federal Regulatory Matters

        As part of Title IV administration, the ED periodically conducts program reviews at selected schools that receive Title IV funds. ED program review reports or final determination letters, which generally cover a school's main campus and any branch campuses, are currently pending for American InterContinental University; Briarcliffe College; Brooks Institute; California Culinary Academy; Gibbs College—Boston, Massachusetts; Gibbs College—Livingston, New Jersey; Katharine Gibbs School—New York; International Academy of Design and Technology—Chicago; Sanford-Brown Institute—Atlanta; The Cooking and Hospitality Institute of Chicago; and Western School of Health and Business Careers. The ED has completed its review of Gibbs College in Vienna, Virginia and Lehigh Valley College and has issued final determination letters. We are committed to resolving all issues identified in connection with these program reviews to the ED's satisfaction and ensuring that our schools operate in compliance with all ED regulations.

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

        As previously disclosed, we received a letter from the Civil Division of the U.S. Department of Justice ("Justice Department") in Washington, D.C., dated May 30, 2006, advising us that the Justice Department was reviewing allegations that certain of our schools may have submitted false claims or statements to the ED. The letter requested that we provide documents relating to various subject areas. The Justice Department indicated that this review was informational in nature. We voluntarily responded to the Justice Department's requests for information and cooperated fully with it. In August 2007, we were informed by the Justice Department that it was closing its review with no action taken against us or any of our schools. We were further informed by the Justice Department that in connection with its review, it had declined to intervene in five separate qui tam lawsuits that had been filed under seal against us and certain of our schools. We have not been served with any of the complaints in the qui tam lawsuits, and we do not know whether the individual plaintiffs in those cases will voluntarily dismiss their complaints in light of the Justice Department's decision not to intervene, or will continue to pursue their claims.

State Regulatory Matters

        Katharine Gibbs- New York ("Gibbs-NY").    In April, 2006, the Office of College and University Evaluation of the New York State Education Department (the "NYSED") conducted a site visit to Gibbs-NY. The purpose of the visit was to examine Gibbs-NY's compliance with the regulations of the NYSED. On June 28, 2006, the NYSED issued a draft report relating to its site visit. The draft report included a number of findings and recommendations and indicated that Gibbs-NY may be out of compliance with NYSED regulations in several areas. Gibbs-NY was given until August 29, 2006, to comment on the draft report, point out factual errors, provide new information, and respond to the recommendations set forth therein. Gibbs-NY submitted a response to the draft report within the prescribed time period.

        On January 25, 2007, the NYSED issued a final report stating that, although the school had addressed many of the NYSED's recommendations, additional action was required. The NYSED stated

that, absent a finding of substantial compliance with registration standards resulting from the follow-up review, it would terminate the registration of all degree programs at Gibbs-NY. While the review remains pending, the NYSED has limited enrollments commencing with the April 2007 academic quarter to not more than 50% of entering "first-time" students enrolled in the comparable academic quarter of the preceding year. The NYSED has also required Gibbs-NY to show that not less than 65% of April 2007 entering first-time, full-time students remain as students into the following term, exhibiting satisfactory academic performance and progress. Gibbs-NY submitted a response addressing the NYSED's remaining concerns on March 23, 2007, and hosted a follow-up visit in July 2007. The final written report of the NYSED's visiting team is pending.

        In connection with the NYSED's 2006 site visit, the Accrediting Council for Independent Colleges and Schools ("ACICS") conducted a special on-site visit in June 2007 to validate the March 2007 response submitted to the NYSED. The final written report of the visiting team is pending. The ACICS report provided to Gibbs-NY subsequent to the visit by ACICS affirmed that Gibbs-NY has made a significant effort to address the most substantial concerns reflected in the NYSED's report. ACICS requested a response to certain items for which documentation was not provided to the ACICS visiting team. Gibbs-NY submitted a comprehensive response in July 2007 and is awaiting further communication from ACICS.

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

        In a May 31, 2006, subpoena, the Pennsylvania AG requested that Lehigh provide additional documents and information and appear to answer certain inquiries. Lehigh produced documents responsive to the Pennsylvania AG's additional requests and made a former senior administrator available to answer the Pennsylvania AG's inquiries. In October 2006, the Pennsylvania AG alleged that the school had violated the Pennsylvania Consumer Protection Law. The Pennsylvania AG offered Lehigh and CEC the opportunity to resolve this matter through entering into an assurance of voluntary compliance and payment of a fine and costs. During the period October 2006 through February 2007, Lehigh and CEC engaged in discussions with the Pennsylvania AG regarding the terms of an assurance of voluntary compliance upon which the matter may be resolved. In May 2007, Lehigh received a letter from the Pennsylvania AG setting forth additional requests for information and documents. These latest requests focus on relationships and business dealings between Lehigh and CEC and companies that offer student loans, and, in particular, the use of "preferred lender lists." Lehigh and CEC submitted a response to this request in June 2007. The discussions among Lehigh, CEC, and the Pennsylvania AG regarding the terms of an assurance of voluntary compliance are continuing.

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

Accrediting Body Matters

        American InterContinental University ("AIU").    As previously disclosed, at the Southern Association of Colleges and Schools ("SACS") December 11, 2006 meeting, SACS extended AIU's Probation status through December 2007. On January 9, 2007, AIU was notified that seven of the 15 previous recommendations from SACS remained unresolved to the commission's satisfaction and that another Special Committee visit to AIU had been authorized. AIU submitted a second monitoring report in September responding to these seven open recommendations. On October 17, 2007, a Special

Committee completed its scheduled visits to four AIU campuses. At the conclusion of the visits, the special committee informed AIU that its final report to SACS would contain no recommendations for further corrective action.

        SACS is not required to accept the conclusions of the special committee and the Special Committee's actions do not in any way represent a final determination on the probationary status of AIU. AIU remains accredited during this probationary period and is committed to resolving all issues identified by SACS. Under the SACS' rules, an institution may only remain on Probation status for two consecutive years, after which Probation status must either be lifted or the institution's accredited status must be terminated. Action taken by SACS is expected to be announced at its Annual Business Session in December, 2007. An unfavorable outcome in the matter could have a material adverse effect on our business, results of operations, cash flows, and financial position.

        Brooks College ("Brooks").    At its June 2007 meeting, the Accrediting Commission for Community and Junior Colleges, Western Association of Schools and Colleges ("ACCJC") reviewed both the Focused Midterm Report submitted by Brooks and the report of the ACCJC evaluation team that visited the Brooks Long Beach campus in April 2007. The ACCJC placed Brooks on probation and in accord with its directive, the college submitted a Special Report on August 3, 2007. The college also submitted a Progress Report on October 15, 2007 as requested by the ACCJC. The probationary status for Brooks will be reviewed at the December 2007 ACCJC meeting. In the interim, Brooks continues to address the concerns expressed by the ACCJC.

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

        We periodically evaluate the need to record liabilities in connection with loss contingencies, including, but not limited to, settlement of legal proceedings and regulatory compliance matters. In accordance with SFAS No. 5, Accounting for Contingencies, we accrue for costs related to loss contingencies when such costs are probable and reasonably estimable. We believe that we have recorded in our consolidated financial statements adequate liabilities for all material, probable, and reasonably estimable costs associated with loss contingencies existing as of September 30, 2007.

8.    STOCK REPURCHASE PROGRAM

        Our Board of Directors has authorized the use of a total of $800.2 million to repurchase outstanding shares of our common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

        During the three months ended September 30, 2007, we repurchased 0.9 million shares of our common stock for approximately $24.3 million at an average price of $26.86 per share. Since the inception of the program, we have repurchased 15.6 million shares of our common stock for approximately $515.6 million at an average price of $32.96 per share. As of September 30, 2007, approximately $284.5 million is available under the program to repurchase outstanding shares of our common stock.

        The repurchase of shares of our common stock reduces the amount of cash available to pay cash dividends to our stockholders. We have never paid cash dividends on our common stock.

9.    SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

        Under our 1998 Employee Incentive Compensation Plan, as amended, (the "Employee Plan") and our 1998 Non-Employee Directors' Stock Option Plan (the "Directors Plan"), non-employee members of our Board of Directors, officers, and other employees may receive grants of incentive stock options, nonqualified stock options, shares of non-vested stock, stock appreciation rights, and other awards. We are authorized to grant up to approximately 28.5 million shares of common stock under the plans. As of September 30, 2007, we have reserved approximately 5.3 million shares of common stock for the exercise of stock options outstanding, approximately 0.8 million shares for awards of non-vested stock, and approximately 3.6 million additional shares of common stock for future share-based awards under the plans.

        Stock Options.    The exercise price of stock options granted under the plans is equal to the fair market value of our common stock on the date of grant. Employee stock options become exercisable ratably over a four-year service period beginning on the date of grant and expire ten years after the date of grant, unless an earlier expiration date is set at the time of the grant. Non-employee directors' stock options expire ten years after the date of grant and generally become exercisable as follows: one-third on the grant date, one-third on the first anniversary of the grant date, and one-third on the second anniversary of the grant date. Both employee stock options and non-employee director stock options are subject to possible earlier vesting and termination in certain circumstances. If a plan participant terminates his or her employment for any reason other than by death or disability during the vesting period, he or she forfeits the right to unvested stock option awards. Since the inception of the plans, grants of stock options have only been subject to the service conditions discussed previously. No stock option grants have included performance or market conditions that affect stock option vesting or other pertinent factors.

        Non-vested Stock.    Shares of non-vested stock become vested three years after the date of grant. If a plan participant terminates his or her employment for any reason other than by death or disability during the vesting period, he or she forfeits the right to all shares of non-vested stock. The vesting of shares of non-vested stock is subject to possible acceleration in certain circumstances. Certain of the shares of non-vested stock that we have granted to plan participants are subject to performance conditions that may affect the number of shares of non-vested stock that will ultimately vest at the end of the requisite service period. These awards are referred to as "performance-vesting non-vested stock."

        Stock option activity during the nine months ended September 30, 2007, under all of our stock option plans was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregrate Intrinsic Value (in thousands)
Outstanding as of December 31, 2006	6,232,895	$33.89
Granted	673,200	30.75
Exercised	(700,176)	28.78		$7,859
Forfeited	(408,172)	37.36
Cancelled	(488,424)	45.53

Outstanding as of September 30, 2007	5,309,323	$33.86	6.7	$12,000

Exercisable as of September 30, 2007	3,926,987	$34.45	6.0	$11,999

        The following table summarizes information with respect to all stock options outstanding as of September 30, 2007:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of options outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (In years)	Number Exercisable	Weighted Average Exercise Price
$2.00 — $15.57	457,610	$10.93	3.3	457,610	$10.93
$18.25 — $28.19	755,725	22.45	4.9	723,091	22.20
$28.85 — $33.04	1,809,600	29.85	7.5	1,064,649	29.69
$33.56 — $39.47	1,368,712	34.79	7.8	791,625	34.89
$40.56 — $68.24	917,676	61.21	6.7	890,012	61.81

	5,309,323	$33.86	6.7	3,926,987	$34.45

        Non-vested stock activity during the nine months ended September 30, 2007, under the Employee Plan was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2006	383,100	$29.38
Granted	485,850	$29.78
Forfeited	(106,288)	$29.17

Outstanding as of September 30, 2007	762,662	$29.45

Change in Control Provision

        Each of the share-based awards granted under the plans, including stock options and shares of non-vested stock, is subject to a "change in control" provision included in our share-based compensation plans. As defined by the plans, a change in control is deemed to have occurred if, among other things, any corporation, person, or other entity (other than CEC, a majority-owned subsidiary of CEC or any of CEC's subsidiaries, or an employee benefit plan sponsored or maintained by CEC), including a "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934 (the "Exchange Act"), becomes the beneficial owner of CEC's common stock representing more than 20 percent of the combined voting power of CEC's then outstanding common stock.

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

        As of September 30, 2007, we are not aware of any person or entity, including a group who beneficially owns 20% or more of the combined voting power of our outstanding common stock, and we do not believe it is probable that the change in control provisions will be triggered.

        If any person or entity, including a group, beneficially owned 20% or more of the combined voting power of our then outstanding common stock as of September 30, 2007, triggering the change in control provisions discussed above, we would have recognized additional share-based compensation expense of approximately $28.2 million during the third quarter of 2007. The estimated additional share-based compensation expense represents, for each outstanding share-based award, the greater of (a) the unrecognized grant date compensation expense for the share-based award as of September 30, 2007, or (b) the fair value of the cash redemption value of the share-based award as of September 30, 2007, less share-based compensation expense previously recorded under SFAS 123R or disclosed as pro forma compensation expense under SFAS 123, based on a change in control price of $35.62 per share, the highest reported share price of a share of our common stock in a transaction reported on the NASDAQ Global Select Market during the 60-day period prior to and including September 30, 2007.

        Additionally, if the change in control provisions had been triggered as of September 30, 2007, or if we determined that the occurrence of a change in control event was probable, we would have recognized a liability of $16.5 million as of September 30, 2007, representing the estimated fair value of the obligation that would be due to participants who are eligible to surrender all or part of a stock option award to us in exchange for cash. Our estimation of this cash liability assumes that participants would elect to redeem for cash all stock options outstanding as of September 30, 2007, with an exercise price less than the change in control price.

Balance Sheet Presentation of Share-based Awards Subject to Redemption

        As discussed above, a participant in the plans has the right, or may be granted the right, upon the occurrence of a change in control event, to surrender all or part of his or her stock option awards to us in exchange for cash. As required by SFAS No. 123 (revised), Share-Based Payment ("SFAS 123R"), the grant-date cash redemption value of each outstanding stock option award is recorded as "Share-based awards subject to redemption" on our consolidated balance sheets on a pro rata basis over the requisite service period. Total grant-date cash redemption value for each outstanding stock option award represents the intrinsic value of the award as of the grant date, assuming that a change in control event occurred on the grant date. Share-based awards subject to redemption as of September 30, 2007, recorded as a reduction of retained earnings with no affect on net income, represents the portion of the total grant-date cash redemption value for all stock option awards outstanding as of September 30, 2007, earned by plan participants as a result of services rendered through such date. The adoption of SFAS 123R resulted in the cumulative effect recorded in this manner as of January 1, 2006, of $11.2 million. The balance increased during 2006 by $2.3 million, resulting in a balance of $13.5 million as of December 31, 2006, and increased by $0.4 million during the first nine months of 2007, resulting in a balance of $13.9 million as of September 30, 2007.

Share-based Awards Assumptions

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

        The fair value of each stock option award granted during the three and nine months ended September 30, 2007 and 2006, was estimated on the date of grant using the Black-Scholes-Merton option pricing model. Our determination of the fair value of each stock option is affected by our stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the three and nine months ended September 30, 2007 and 2006, and assumptions used to value stock options are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Dividend yield	—	—	—	—
Risk-free interest rate	4.32%	4.66%	4.59%	5.12%
Volatility	51.1%	50.6%	51.3%	53.8%
Expected life (in years)	5.9	5.5	5.8	5.6
Weighted average fair value per share of options granted	$15.67	$14.59	$16.36	$16.87

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

        All shares of performance-vesting non-vested stock granted during the three and nine months ended September 30, 2007, are subject to performance conditions based on the results of school-level independent compliance audits and the compliance of our schools with federal, state, and accrediting body regulations. Share-based compensation expense associated with performance-vesting non-vested stock awards is recognized only to the extent that we believe performance conditions attributable to such awards will ultimately be satisfied. As of September 30, 2007, we believe performance conditions attributable to our performance-vesting non-vested stock awards will be satisfied.

        As of September 30, 2007, we estimate that pre-tax compensation expense over approximately the next four years for all unvested share-based awards, including both stock options and shares of non-vested stock, in the amount of approximately $23.6 million will be recognized in future periods. We expect to satisfy the exercise of stock options and future distribution of shares of non-vested stock by issuing new shares of common stock.

10.    WEIGHTED AVERAGE COMMON SHARES

        The weighted average numbers of common shares used to compute basic and diluted income per share during the three and nine months ended September 30, 2007 and 2006, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Basic common shares outstanding	92,806	94,721	94,329	96,605
Common stock equivalents	649	1,474	726	1,951

Diluted common shares outstanding	93,455	96,195	95,055	98,556

        During the three months ended September 30, 2007 and 2006, we issued 167,291 and 58,957 shares, respectively, of our common stock upon the exercise of employee stock options and the purchase of common stock pursuant to our employee stock purchase plan.

        During the nine months ended September 30, 2007 and 2006, we issued 801,706 and 443,575 shares, respectively, of our common stock upon the exercise of employee stock options and the purchase of common stock pursuant to our employee stock purchase plan.

        Included in stock options outstanding as of September 30, 2007 and 2006, are options to purchase 3.0 million and 4.8 million shares, respectively, of our common stock that were not included in the computation of diluted net income per share during the three months ended September 30, 2007 and 2006. Included in stock options outstanding as of September 30, 2007 and 2006, are options to purchase 3.0 million and 3.6 million shares, respectively, of our common stock that were not included in the computation of diluted net income per share during the nine months ended September 30, 2007 and 2006. The outstanding stock options were excluded from the computation of diluted net income per share during the three months and nine months ended September 30, 2007 and 2006, because the options' exercise prices were greater than the average market price of our common stock during the periods, and, therefore, the effect would have been anti-dilutive.

11.    SEGMENT REPORTING

        Based on our interpretation of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information("SFAS 131"), we have identified six school reportable segments, including the Academy segment, the Colleges segment, the Culinary Arts segment, the Health Education segment, the International segment, and the University segment.

        The Academy segment includes our International Academy of Design and Technology ("IADT") campuses that collectively offer academic programs primarily in the career-oriented discipline of visual communications and design technologies in a classroom or online setting.

        The Colleges segment includes schools that collectively offer academic programs in each of our core career-oriented disciplines of business studies, culinary arts, health education, information technology, and visual communications and design technologies in a classroom or laboratory setting.

        The Culinary Arts segment includes our Le Cordon Bleu ("LCB") and Kitchen Academy schools that collectively offer culinary arts academic programs in the career-oriented disciplines of culinary arts, pastry arts, and hotel and restaurant management primarily in a classroom or kitchen setting.

        The Health Education segment primarily includes our Sanford-Brown ("SBI" and "SBC") schools that collectively offer academic programs in the career-oriented disciplines of health education, business studies, visual communication and design technologies, and information technology in a classroom or laboratory setting.

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

        Our chief operating decision maker evaluates segment performance based on pretax segment profit or loss. This measure of profit or loss includes the University segment's share of affiliate earnings and excludes interest income, interest expense, miscellaneous income and expense, and any unallocated corporate expenses. Adjustments to reconcile segment results to consolidated results are included under the caption "Corporate and other," which primarily includes unallocated corporate activity and eliminations.

        The accounting policies of each segment are consistent with those described in the summary of significant accounting policies in Note 2 "Significant Accounting Policies" of the notes to our consolidated financial statements in Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2006. Transactions between segments, which are not significant, are consummated on a basis intended to reflect the market value of the underlying products or services. A majority of corporate expenses have been charged to the segments as part of a general allocation.

        The results of operations of our schools' on-ground campuses fluctuate on a quarterly basis, primarily as a result of changes in the level of student enrollment. Our schools' on-ground campuses typically experience a seasonal increase in student population in the fall, traditionally when the largest number of new high-school graduates begin postsecondary education. Furthermore, although our schools encourage year-round attendance at all campuses, certain programs at certain schools include summer breaks. As a result of these factors, total student population and revenue at our schools' on-ground campuses are typically highest in the fourth quarter (October through December) and lowest in the second quarter (April through June). The operating costs of our schools' on-ground campuses do not fluctuate as significantly on a quarterly basis, except for admissions and advertising expenses, which are typically higher during the second quarter and third quarter (April through September) in support of seasonally high enrollment. We anticipate that these seasonal trends will continue.

        The results of operations of AIU Online, which is included in our University segment, fluctuate on a quarterly basis, primarily as a result of AIU Online's academic calendar and, more specifically, the number of instructional days in each quarter. Historically, the number of revenue-generating instructional days has been highest during the first and second quarters (January through June), lower in the third quarter (July through September), and lowest in the fourth quarter (October through

December). Operating costs for AIU Online do not fluctuate as significantly on a quarterly basis. We anticipate that these seasonal trends will continue.

        The results of operations of CTU Online, which is included in our University segment, are not significantly impacted by seasonal trends, as, historically, the number of revenue-generating instructional days during each quarter has not fluctuated significantly.

Operating Results for the Three Months Ended September 30, 2007 and 2006:

	Revenues		Segment Profit (Loss)
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
Segment
University segment (1)	$162,858	$193,352	$16,501	$33,209
Culinary Arts segment	98,472	96,908	15,566	19,341
Colleges segment	43,867	50,527	4,136	5,739
Health Education segment	47,551	42,811	2,115	340
Academy segment	40,763	37,688	1,401	426
International segment	10,891	7,045	(3,054)	883
Corporate and other	3	233	(12,508)	(21,022)

	$404,405	$428,564	24,157	38,916

Reconciling items:
Interest income			4,269	4,475
Interest expense			(336)	(322)
Miscellaneous income			56	120

Income before provision for income taxes			$28,146	$43,189

(1)
University segment profit includes share of affiliate earnings of $0.2 million and $0.5 million for the three months ended September 30, 2007 and 2006, respectively.

	Depreciation and Amortization		Share of Affiliate Earnings
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
University segment	$4,000	$4,648	$209	$510
Culinary Arts segment	4,505	4,450	—	—
Colleges segment	2,635	2,632	—	—
Health Education segment	1,866	2,032	—	—
Academy segment	2,261	2,225	—	—
International segment	725	175	—	—
Corporate and other	3,309	3,220	—	—

	$19,301	$19,382	$209	$510

Operating Results for the Nine Months Ended September 30, 2007 and 2006:

	Revenues		Segment Profit (Loss)
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Segments:
University segment(1)	$518,416	$663,256	$71,819	$183,093
Culinary Arts segment	271,743	270,242	34,121	41,734
Colleges segment	135,781	159,997	1,197	22,016
Health Education segment(2)	138,862	124,471	7,967	(83,672)
Academy segment	123,462	120,133	5,653	6,827
International segment	49,322	32,554	3,577	5,924
Corporate and other	139	484	(39,442)	(59,485)

	$1,237,725	$1,371,137	84,892	116,437

Reconciling items:
Interest income			13,105	13,448
Interest expense			(899)	(1,007)
Miscellaneous income			772	25

Income before provision for income taxes			$97,870	$128,903

(1)
University segment profit includes share of affiliate earnings of $2.9 million and $2.1 million for the nine months ended September 30, 2007 and 2006, respectively.

(2)
Health Education segment loss during the nine months ended September 30, 2006 includes an $85.8 million goodwill impairment charge.

	Depreciation and Amortization		Share of Affiliate Earnings
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
University segment	$12,984	$12,870	$2,870	$2,109
Culinary Arts segment	13,589	14,120	—	—
Colleges segment	7,172	7,962	—	—
Health Education segment	5,421	5,653	—	—
Academy segment	6,663	6,628	—	—
International segment	2,143	532	—	—
Corporate and other	9,772	9,377	—	—

	$57,744	$57,142	$2,870	$2,109

Total Assets:

	Total Assets as of
	September 30, 2007	December 31, 2006
University segment	$824,516	$752,996
Culinary Arts segment	525,759	494,869
Colleges segment	255,312	210,511
Health Education segment	394,321	383,817
Academy segment	152,006	135,970
International segment	268,759	114,014
Corporate and other	(1,050,366)	(729,670)
Assets held for sale	59,887	63,156

	$1,430,194	$1,425,663

        The negative corporate and other segment asset balance as of September 30, 2007, and December 31, 2006, is primarily attributable to the elimination of intercompany receivable activity between corporate and our schools and campuses, which is reflected within Corporate and other.

Start-up Campuses

        Start-up campuses include our branch campuses that have been instructing students for less than 12 months, including those campuses that have not yet opened for instruction. The following supplemental financial information illustrates the impact of our start-up campuses on segment revenues, operating results, and capital expenditures during the three and nine months ended September 30, 2007 and 2006 (in thousands):

Supplemental Start-up Financial Information for the Three Months Ended September 30, 2007 and 2006:

	Revenues		Operating Income (Loss)
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006
Culinary Arts segment(1)	$1,814	$577	$(2,398)	$(1,508)
Health Education segment(2)	—	581	—	31
Academy segment(3)	2,071	—	(2,089)	(894)

	$3,885	$1,158	$(4,487)	$(2,371)

	Capital Expenditures
	For the Three Months Ended September 30,
	2007	2006
Culinary Arts segment(1)	$5,631	$1,375
Health Education segment(2)	—	—
Academy segment(3)	632	1

	$6,263	$1,376

(1)
For the three months ended September 30, 2007, Culinary Arts segment start-up campuses include LCB Dallas, TX; LCB Boston, MA; and Kitchen Academy campuses in St. Peters, MO; Seattle, WA; and Sacramento, CA. For the three months ended September 30, 2006, Culinary Arts segment start-up campuses include LCB Dallas, TX; LCB Boston, MA; and Kitchen Academy campuses in St. Peters, MO; Seattle, WA; Hollywood, CA; and Sacramento, CA.

(2)
For the three months ended September 30, 2006, Health Education segment start-up campuses include SBC Milwaukee, WI.

(3)
For the three months ended September 30, 2007, Academy segment start-up campuses include IADT Sacramento, CA, San Antonio, TX, and IADT Online Tampa, FL. For the three months ended September 30, 2006, Academy segment start-up campuses include IADT Sacramento, CA and San Antonio, TX.

Supplemental Start-up Financial Information for the Nine Months Ended September 30, 2007 and 2006:

	Revenues		Operating Loss
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Culinary Arts segment(1)	$2,783	$3,432	$(6,666)	$(5,594)
Health Education segment(2)	—	3,488	—	(39)
Academy segment(3)	2,614	—	(6,343)	(2,585)

	$5,397	$6,920	$(13,009)	$(8,218)

	Capital Expenditures
	For the Nine Months Ended September 30,
	2007	2006
Culinary Arts segment(1)	$15,518	$5,899
Health Education segment(2)	—	485
Academy segment(3)	3,478	2

	$18,996	$6,386

(1)
For the nine months ended September 30, 2007, Culinary Arts segment start-up campuses includes LCB Dallas, TX; LCB Boston, MA; and Kitchen Academy campuses in St. Peters, MO; Seattle, WA; and Sacramento, CA. For the nine months ended September 30, 2006, Culinary Arts segment start-up campuses includes LCB Dallas, TX; LCB Boston, MA; and Kitchen Academy campuses in St. Peters, MO; Seattle, WA; Hollywood, CA; and Sacramento, CA.

(2)
For the nine months ended September 30, 2006, Health Education segment start-up campuses include SBC Milwaukee, WI.

(3)
For the nine months ended September 30, 2007, Academy segment start-up campuses include IADT Sacramento, CA, San Antonio, TX, and IADT Online Tampa, FL. For the nine months ended September 30, 2006, Academy segment start-up campuses includes IADT Sacramento, CA and San Antonio, TX.

Teach-out Campuses

        Teach-out campus locations include our campuses that have ceased admitting new students and are scheduled to permanently close pending graduation of the remaining students. The following supplemental financial information illustrates the impact of our teach-out campuses on segment revenues and operating results during the three and nine months ended September 30, 2007 and 2006:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Revenues
Academy segment(1)	$1,355	$1,829	$4,902	$5,377
Colleges segment(2)	2,759	4,892	10,192	14,642
Health Education segment(3)	12	655	271	2,073

	$4,126	$7,376	$15,365	$22,092

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Operating Loss
Academy segment(1)	$(34)	$(525)	$(1,149)	$(1,696)
Colleges segment(2)	(808)	(1,563)	(9,313)	(5,633)
Health Education segment(3)	(357)	(322)	(938)	(728)

	$(1,199)	$(2,410)	$(11,400)	$(8,057)

(1)
For the three and nine months ended September 30, 2007 and 2006, the Academy segment teach-out campuses includes IADT Pittsburgh, Pennsylvania. The IADT Pittsburgh teach-out is scheduled to be completed in December of 2008.

(2)
For the three and nine months ended September 30, 2007 and 2006, the Colleges segment teach-out campuses includes Brooks College, Long Beach and Sunnyvale, California campuses. The Brooks College Long Beach teach-out is scheduled to be completed in December of 2008. The Brooks College Sunnyvale teach-out is scheduled to be completed in June of 2008.

(3)
For the three and nine months ended September 30, 2007 and 2006, the Health Education segment teach-out campus includes SBI Springfield, Massachusetts. The SBI Springfield teach-out was completed in September of 2007.

12.    DISCONTINUED OPERATIONS

Schools and Campuses Held For Sale as of September 30, 2007

        In November of 2006, our Board of Directors approved a plan (the "Sale Plan") to sell 13 of our schools and campuses, including the nine campuses that comprise the Gibbs division, McIntosh College, the two campuses of Brooks College, and Lehigh Valley College (the "Sale Group"). Except with respect to the Brooks College campuses, we will continue to operate and invest in the schools and campuses within the Sale Group until the schools and campuses are sold. Continuing investment activities will include the strengthening of educational programming and services offered to the students at each school and campus and the support of local faculty and staff. Each of the schools and campuses within the Sale Group is available for immediate sale in its present condition. We will have no significant continuing involvement with the entities after disposition. Historically, the Gibbs division campuses have been included in the Gibbs segment, and the campuses of McIntosh College, Brooks College, and Lehigh Valley College have been included in the Colleges segment.

        In June of 2007, we decided to retain the two campuses of Brooks College and teach-out these campuses. We decided to retain and teach out Brooks College because we were not able to identify a suitable buyer that we believed would support the best interests of the campus' students and faculty. The two campuses of Brooks College are no longer held for sale and the results of operations of Brooks College are no longer reflected as discontinued operations in our consolidated statements of income for all periods presented. Additionally, the assets and liabilities of our two Brooks College campuses are no longer included in current assets held for sale and current liabilities held for sale on our consolidated balance sheet. All current and prior period financial statements and the related notes included herein have been restated to include the results of operations and financial position of Brooks College in the Colleges segment of our continuing operations.

        We continue negotiations with potential buyers of our schools currently held for sale. In November of 2007, we concluded that we may not be able to find a suitable buyer that provides an acceptable financial arrangement and provide for the best potential outcome for our students. As a result, we are currently examining other alternatives for these schools and campuses currently held for sale which may include, among other things, continued operation of certain schools and campuses, conversion to alternative formats or brands, teach-out, and sale of individual schools. These alternatives may also include reclassification of the schools and campuses currently held for sale from discontinued operations in our consolidated statements of operations, to continuing operations within our consolidated statements of operations.

        As of September 30, 2007, we believed that the schools and campuses remaining within the Sale Group met the criteria necessary for such entities to qualify as assets held for sale under the specific provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). Accordingly, the results of operations of those schools and campuses are reflected as discontinued operations in our consolidated statements of operations for all periods presented.

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

        In the event that the schools currently held for sale are not sold and we decide to teach-out our schools held for sale, we will likely incur a significant loss in our results of continuing operations which include acceleration of depreciation expense throughout the teach-out period and acceleration of rent expense for remaining future lease obligations at the conclusion of the teach-out period.

Results of Discontinued Operations

        Combined summary results of operations for the Sale Group, excluding the Brooks College campuses, which are reflected as discontinued operations in our unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2007 and 2006, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Revenues	$28,725	$33,821	$90,741	$106,663
Loss before income tax	(6,303)	(10,097)	(20,432)	(40,651)
Income tax benefit	(2,034)	(3,776)	(7,051)	(15,201)

Loss from discontinued operations	$(4,269)	$(6,321)	$(13,381)	$(25,450)

        Loss from discontinued operations for the three and nine months ended September 30, 2006, includes depreciation expense of $2.5 million and $7.7 million, net of income tax benefit of $0.9 million and $2.7 million, respectively. Loss from discontinued operations during the three and nine months ended September 30, 2007, in accordance with SFAS 144, includes no depreciation expense.

Assets and Liabilities Held for Sale

        Assets and liabilities classified as held for sale on our unaudited condensed consolidated balance sheets as of September 30, 2007, and December 31, 2006, include the following:

	September 30, 2007	December 31, 2006
	(In thousands)
Assets:
Cash and cash equivalents	$842	$1,964
Receivables	5,845	5,181
Prepaid expenses	2,859	2,886
Inventories	322	186
Deferred income tax assets	7,235	7,235
Other current assets	321	857

Total current assets	$17,424	$18,309

Property and equipment, net	37,286	35,414
Goodwill	87	87
Other assets	5,090	9,346

Total assets	$59,887	$63,156

Liabilities:
Accounts payable	$2,468	$1,982
Accrued payroll and related benefits	1,108	748
Accrued other	11,149	15,108
Deferred tuition revenue	7,119	5,957

Total current liabilities	$21,844	$23,795

Deferred rent obligations	8,929	8,084
Other long-term liabilities	33	—

Total liabilities	$30,806	$31,879

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

        Federal Grants.    Title IV Program grants are generally made to our students under the Federal Pell Grant ("Pell") program and the Federal Supplemental Educational Opportunity Grant ("FSEOG") program. The ED makes Pell grants up to a maximum amount of $4,310 per award year to students who demonstrate financial need. FSEOG program awards are designed to supplement Pell grants up to a maximum amount of $4,000 per award year for the neediest students. An institution is required to make a 25% matching contribution for all federal funds received under the FSEOG program.

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

        The level of regulatory oversight varies substantially from state to state. In certain states in which we operate, our campuses are subject to licensure by an agency that regulates proprietary institutions and also by a separate higher education agency. State laws establish standards for, among other things, student instruction, qualifications of faculty, location and nature of facilities, and financial policies. State laws and regulations may limit our campuses' ability to operate or to award degrees or diplomas or offer new degree programs. If any one of our campuses were to lose state authorization, it would be unable to offer educational programs, and students attending the campus would not be eligible to participate in Title IV Programs. Such severe penalties would require us to close a campus if it were to lose state authorization. See Note 7 "Commitments and Contingencies—State Regulatory Actions" of these notes to our consolidated financial statements for a further discussion of selected state regulatory matters currently affecting us and our schools.

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

        Accrediting agency oversight may occur at several levels. An accrediting agency may place an institution on "Reporting" status to monitor one or more specified areas of performance. An institution placed on Reporting status is required to report periodically to its accrediting agency on its performance in the specified areas and to continue to submit such periodic reports for a specified period, which is generally one year, after which the institution is re-evaluated. An accrediting agency may place an institution on "Warning" status if it determines that the institution may be in danger of failing to comply with the accreditation requirement, or it may place an institution on "Probation" status if it determines that an institution appears to be deficient with regard to such requirement. In either instance, the institution is given a prescribed period to demonstrate that it has rectified the deficiency, which period may subsume two or more years. When accrediting agencies determine that a serious deficiency may exist, it may direct an institution to "Show Cause" as to why its accreditation should not be terminated. An institution under Show Cause is required to satisfy its accrediting agency within a prescribed period, generally less than one year, that it has satisfactorily resolved the deficiency. See Note 7 "Commitments and Contingencies—Accrediting Body Actions" of these notes to our consolidated financial statements for further discussion of selected accreditation matters currently affecting us and our schools.

        Legislative Action.    The U.S. Congress must periodically reauthorize the HEA and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program. In December 2005, Congress temporarily extended the provisions of the HEA, pending completion of the reauthorization process or further extensions of the HEA. In February 2006, as part of the Deficit Reduction Act of 2005, Congress made certain changes in the HEA that had been reflected in the HEA reauthorization bills. The changes enacted eliminate certain restrictions on online programs, increase, beginning in 2007, student loan limits for the first two academic years of a student's program of study, and other technical changes.

        Whether or not Congress addresses reauthorization, there will be further legislation changes. In the absence of reauthorization, Congress has several student aid bills on the legislature floor to consider. However, if the HEA is reauthorized, it will override the current legislation. Therefore, at this time, we cannot determine the scope, content, or effect of pending changes. Any action by Congress that significantly reduces Title IV Program funding or the ability of our schools or students to participate in Title IV Programs could have a material adverse effect on our student population, financial condition, results of operations, and cash flows. Legislative action may also require us to modify our practices for our schools to comply fully with applicable requirements. The adoption of any such modifications could result in additional administrative costs, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

        The College Cost Reduction and Access Act was signed by President Bush on September 27, 2007 and is effective as of October 1, 2007 (unless otherwise noted). The ACT authorizes Federal Pell Grants through 2017, reduces Stafford loan interest rates through the year 2011, moves the burden of some fees to lender and guarantee agencies, expands Stafford loan deferment options, and provides changes to needs analysis and independent status for the years of 2009 through 2010.

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

        As of September 30, 2007, four of our schools had student borrowers who entered repayment in the 2003-2004 award year, the most recent year for which we have calculated and reported Perkins loan default rates to the ED. The Perkins loan cohort default rates for these four schools ranged from 11.43% to 66.67%. One of our schools, Brown College, currently participates in Title IV Programs under provisional certification due to the ED's Perkins loan default rate criteria. CTU is our only school that continues to participate in the Federal Perkins Loan program and it had a Perkins loan cohort default rate of 11.43% for students who were scheduled to begin repayment in the 2003-2004 federal award year.

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

        To be considered financially responsible, an institution must, among other things, (i) have sufficient cash reserves to make required refunds, (ii) be current on its debt payments, (iii) meet all of its financial obligations, and (iv) achieve a "composite score" of at least 1.50 based on the institution's annual financial statements. The ED calculates an institution's composite score, which may range from -1.00 to 3.00, based on a combination of financial measures designed to establish the adequacy of an institution's capital resources, its financial viability, its ability to support current operations, and its ability to generate a profit. An institution that does not meet the ED's minimum composite score of 1.0 may demonstrate its financial responsibility in one of several ways, including posting a letter of credit in favor of the ED in an amount equal to at least 50% of Title IV Program funds received by the institution during its prior fiscal year or posting a letter of credit in an amount equal to at least 10% of Title IV Program funds received by the institution during its prior fiscal year and agreeing to certain additional requirements for the receipt of Title IV Program funds, including, in certain circumstances, receipt of Title IV Program funds under an agreement other than the ED's standard advance funding arrangement.

        Currently, none of our schools are required to post a letter of credit or accept other conditions on its participation in Title IV Programs due to failure to satisfy the ED's financial responsibility standards.

        Return and Refunds of Title IV Program Funds.    An institution participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that were disbursed to students who withdrew from educational programs before completing the programs, and must return those funds in a timely manner. Institutions are required to return such funds within 45 days of the date the institution determines that the student has withdrawn. An institution that is found to be in non-compliance with ED refund requirements for either of the last two completed fiscal years must post a letter of credit in favor of the ED in an amount equal to 25% of the total Title IV Program refunds paid by the institution during its prior fiscal year. Due to non-compliance with ED refund requirements at 11 of our schools, we have posted a total of $2.7 million in letters of credit in favor of the ED as of September 30, 2007.

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

        When we acquire an institution that is eligible to participate in Title IV Programs, that institution undergoes a change of ownership resulting in a change of control as defined by the ED. Each of our acquired schools in the U.S. has undergone a certification review under our ownership and has been certified to participate in Title IV Programs on a provisional basis. Currently, four of our schools participate in Title IV Programs under provisional certification due to the ED's change of ownership criteria. The potential adverse effects of a change of control under ED regulations may influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance, or redemption of our common stock.

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

        As of September 30, 2007, seven of our campuses were in the start-up stage. We define start-up campuses as branch campuses that have been instructing students for less than 12 months, including those campuses that have not yet opened for instruction. Start-up campuses included in our Culinary Arts segment as of September 30, 2007, included LCB Dallas, TX; LCB Boston, MA; and our Kitchen Academy campuses in St. Peters, MO; Seattle, WA; and Sacramento, CA. Start-up campuses included in our Academy segment as of September 30, 2007, include IADT Sacramento, CA, and IADT San Antonio, TX.

        Our LCB Boston, MA campuses and our Kitchen Academy campuses located in St. Peters, MO; and Seattle, WA, will begin enrolling students during 2008. Our Kitchen Academy campus located in Sacramento, CA, has been instructing students since February of 2007. Our IADT San Antonio, TX, campus began instructing students in April of 2007, and our IADT Sacramento, CA, campus began instructing students in May of 2007. Our LCB Dallas, TX, campus began instructing students in October of 2007.

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

        Currently, 12 of our schools remain on provisional certification with the ED. Four of our schools are on provisional certification because the initial period of their provisional certification following a change in control has not expired, three schools are on provisional certification due to ongoing ED program reviews, three schools are on provisional certification due to administrative capability, one school is on provisional certification due to administrative capability and unresolved audit liabilities, and one school is on provisional certification due to its Federal Perkins Loan default rate.

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

        If the results of any such audits, reviews, investigations, claims, or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, additional oversight and reporting, or other civil or criminal penalties. In addition, if the ED or another regulatory agency determined that one of our schools improperly disbursed Title IV Program funds or violated a provision of the HEA or the ED's regulations, that school could be required to repay such funds, and could be assessed an administrative fine. We have several such matters pending against us or one or more of our schools. See Note 7 "Commitments and Contingencies—Federal, State, and Accrediting Body Regulatory Actions" of these notes to our consolidated financial statements for a detailed discussion of certain of these matters.

14.    RECENT ACCOUNTING PRONOUNCEMENTS

FIN 48

        In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 31, 2006.

        We adopted the provisions of FIN 48 on January 1, 2007, the beginning of our 2007 fiscal year. As of January 1, 2007, our consolidated balance sheet included an accrual for uncertain income tax obligations of $24.9 million. We did not record any cumulative effect adjustment to retained earnings in connection with our adoption of FIN 48. The accrual for uncertain income taxes decreased $4.4 million from $24.9 million as of January 1, 2007, to $20.5 million as of September 30, 2007, due to the settlement of various state income tax audits and the expiration of statute of limitations for certain states.

        We classify interest expense accrued in connection with unrecognized tax benefits as interest expense in our consolidated statement of income, and we classify income tax penalties incurred as income tax expense in our consolidated statement of income. Such classifications are consistent with classifications reflected in our prior period financial statements. As of September 30, 2007, our consolidated balance sheet included an income tax liability of approximately $16.8 million and a liability for income tax interest and penalties of approximately $3.7 million.

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

SFAS 157

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurement and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently in the process of assessing the impact of SFAS 157, but do not believe that our adoption of the standard will have a material impact on our consolidated financial statements.

SFAS 159

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities("SFAS 159"). SFAS 159 provides guidance with respect to presentation and disclosure requirements for reporting financial assets and liabilities at fair value. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements("SFAS 157"), and in SFAS No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS 107"). SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently in the process of assessing the impact of SFAS 159 but do not believe that our adoption of the standard will have a material impact on our consolidated financial statements.

15.    INCOME TAX

        Provision for income taxes decreased $7.9 million, or 48.5%, from $16.2 million during the third quarter of 2006, to $8.3 million during the third quarter of 2007. The decrease is primarily attributable to a $15.0 million decrease in income before provision for income taxes during the third quarter of 2007 and a change in the effective tax rate during the third quarter of 2007. The annual effective tax rate was revised to 34.5% during the third quarter of 2007. The decrease in the effective tax rate was attributable to a change of our estimate of the proportional share of income from tax exempt interest.

        Provision for income taxes decreased $43.7 million, or 56.5%, from $77.5 million during the nine months ended September 30, 2006, to $33.8 million during the nine months ended September 30, 2007. The annual effective tax rate for continuing operations decreased to 34.5% during the nine months ended September 30, 2007, from 60.2% during the nine months ended September 30, 2006. The decrease in effective tax rate was primarily attributable to an $85.8 million goodwill impairment charge for the Health Education segment which we recorded during the nine months ended September 30,

2006, of which $7.3 million was deductible for income tax purposes. The decrease is also attributable to a decrease in income before provision for income taxes of $31.0 million, from $128.9 million during the nine months ended September 30, 2006, to $97.9 million during the nine months ended September 30, 2007, and a change in our estimate of the proportional share of income from tax exempt interest.

        During the third quarter of 2007, we recorded an adjustment that increased our state income tax expense by approximately $2.8 million. The $2.8 million increase represented a difference between our estimated state income tax liability for the year ended December 31, 2006, compared to the actual 2006 state income tax liability determined during the third quarter of 2007. Additionally, we reduced our accrual for uncertain income tax obligations by approximately $2.2 million in the third quarter of 2007 due to the settlement of certain state income tax audits. We also reduced our accrual for uncertain income tax obligations by an additional $2.8 million in the third quarter of 2007 due to the expiration of the statute of limitations for certain state income tax audit periods.

16.    SUBSEQUENT EVENTS

        On December 19, 2002 we entered into a five year credit agreement with a syndicate of financial institutions. The credit agreement allowed us to borrow up to $200 million under a revolving credit facility and obtain up to $100 million in standby letters of credit. On October 31, 2007, we repaid in full and subsequently terminated our existing credit agreement and entered into a new five year unsecured credit agreement ("Credit Agreement") with a syndicate of financial institutions, represented by, among others, an administrative agent.

        The Credit Agreement (i) reduces our costs of borrowing due to more favorable interest rates and standby fee prices; (ii) decreases our revolving credit facility from $200 million to $185 million while increasing the "accordion" (the amount for which we may request an increase in the size of our revolving credit facility) from $75 million to $100 million; (iii) decreases the letter of credit sublimit from $100 million to $50 million; (iv) increases the foreign currency sublimit from $50 million to $100 million; (v) increases the debt-to-EBITDA leverage covenant from 1.75:1 to 3.00:1; and (v) eliminates our net worth covenant requirement.

        The Credit Agreement requires that borrowings bear interest at fluctuating interest rates determined by the London Interbank Offered Rate, or LIBOR, plus the applicable margin within the relevant range of margins provided in our credit agreement. Under the new credit agreement, the applicable margin is based on our funded debt-to-EBITDA leverage ratio.

        The Credit Agreement also contains customary events of default, including our failure to pay any principal, interest or other amount when due, our violation of certain of our affirmative covenants or any of our negative covenants, a breach of our representations and warranties, or a change of control. Upon the occurrence of an event of default, payment of our indebtedness may be accelerated and the lending commitments under the credit agreement may be terminated.

        In addition, we also terminated our $10.0 million (USD) Canadian credit agreement and entered into a new unsecured credit agreement ("Canadian Credit Agreement") as part of the senior unsecured credit agreement. The Canadian Credit Agreement decreases our revolving credit facility from $10.0 million (USD), to $2.5 million (USD).

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The discussion below contains "forward-looking statements," as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have used words such as "anticipate," "believe," "plan," "expect," "intend," "will," and similar expressions, but these words are not the exclusive means of identifying these forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q, that could cause our actual growth, results of operations, cash flows, performance and business prospects, and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.

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

  •
  Results of Operations—an analysis and comparison of our consolidated results of operations for the three and nine months ended September 30, 2007 and 2006, as reflected in our unaudited condensed consolidated statements of income.

  •
  Liquidity, Financial Position, and Capital Resources—a discussion of our primary sources and uses of cash for the three and nine months ended September 30, 2007 and 2006, a discussion of selected changes in our financial position, and a summary of our future contractual obligations.

OUR BUSINESS

Overview

        We are a dynamic educational services company committed to quality, career-focused learning led by passionate professionals who inspire individual worth and lifelong achievement. Since our founding in 1994, we have progressed rapidly toward our goal of becoming the world's leading provider of quality educational services. We are one of the world's leading on-ground providers of private, for-profit, postsecondary education and have a substantial presence in online education. Our schools and universities prepare students for professionally and personally rewarding careers through the continuing operation of more than 75 on-ground campuses located throughout the United States and in France, Canada, Italy, and the United Kingdom and three fully-online academic platforms.

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

        The Academy segment includes our International Academy of Design and Technology ("IADT") campuses that collectively offer academic programs primarily in the career-oriented discipline of visual communications and design technologies in a classroom or online setting.

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

        The University segment includes our American Intercontinental University ("AIU") and Colorado Technical University ("CTU") universities that collectively offer academic programs in the career-oriented disciplines of business studies, visual communication and design technologies, health education, information technology, criminal justice, and education in an online, classroom, or laboratory setting.

        The student population of each of our reportable segments as of October 31, 2007 and 2006, was as follows:

	Student Population as of October 31,
	2007	2006
University segment	43,900	41,400
Health Education segment	13,500	11,600
Culinary Arts segment	12,100	11,700
Academy segment (1)	10,000	9,500
Colleges segment (1)	8,100	9,200
International segment	8,600	6,000

Total student population	96,200	89,400

        The student population of our fully online platforms as of October 31, 2007 and 2006, was as follows:

	Student Population as of October 31,
	2007	2006
AIU Online	15,600	17,000
CTU Online	16,300	11,700
Academy Online	300	—

Total online	32,200	28,700

(1)
Excludes schools in the process of a teach-out.

        Student starts for each of our reportable segments for the three months ended September 30, 2007 and 2006, was as follows:

	Student Starts For the Three Months Ended September 30,
	2007	2006
University segment	13,070	11,730
Health Education segment	4,460	4,020
Culinary Arts segment	4,450	4,320
Academy segment (1)	2,200	1,730
Colleges segment (1)	2,320	2,540
International segment	3,550	2,680

Total student starts	30,050	27,020

        Student starts for our fully-online platforms for the three months ended September 30, 2007 and 2006, was as follows:

	Student Starts For the Three Months Ended September 30,
	2007	2006
AIU Online	4,830	5,450
CTU Online	5,690	3,720
Academy Online	200	—

Total online	10,720	9,170

(1)
Excludes schools in the process of a teach-out.

        For a detailed discussion of the seasonality of the results of operations for our schools' campuses, see Note 11 "Segment Reporting" of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

        Third Quarter 2007 Overview.    During the third quarter of 2007, we continued the implementation of several key initiatives, which included; the addition of new senior management for several key positions; establishing additional controls and procedures throughout our operations to ensure quality performance and adherence to regulatory and ethical standards; implementing new values and measurable performance principles; and finalizing a strategic plan designed to produce consistent, profitable growth and build long-term value.

        During August of 2007, we announced the retirement of Patrick K. Pesch from the positions of Executive Vice President, Chief Financial Officer, and Treasurer. In addition, Mr. Pesch announced his resignation from his position as Director. Mr. Pesch has served as Executive Vice President and Chief Financial Officer since 1999 and Director since 1995.

        Succeeding Mr. Pesch as our Executive Vice President and Chief Financial Officer is Michael J. Graham. Mr. Graham brings to us a broad and diverse background in operations and senior management experience with a variety of public and private companies, including, among other thing, expertise in international business transactions, mergers and acquisitions, and proven success in effectively managing and establishing efficiencies in large organizations.

        During August of 2007, we also announced the appointment of Thomas G. Budlong, as our Senior Vice President Organization Effectiveness and Administration. Mr. Budlong brings to Career Education Corporation more than two decades of domestic and international human resource experience. In this newly created role, Mr. Budlong will be responsible for human resources and talent management, procurement, office services, and a variety of other significant organization initiatives.

        During October of 2007, we announced the appointment of Leonard A. Mariani as our Senior Vice President and Chief Marketing and Admissions Officer. Mr. Mariani brings to us senior operational and general management experience in a variety of industries and companies, including, among other things, solid functional expertise in business strategy, marketing and sales operations, and product and business development.

        Total revenue from continuing operations during the third quarter of 2007 was $404.4 million, a decrease of $24.2 million, or 5.6%, from total revenue during the third quarter of 2006 of $428.6 million. The decrease in revenue was primarily due to a decrease in average revenue per student. The decrease in average revenue per student was attributable to a University segment population mix change that included an increase in CTU students, which have a lower revenue per student than AIU, and an increase in students in our University segment's fully-online associate degree programs, which offer lower tuition rates than those of our University segment's fully-online bachelor's degree and master's degree programs. The increase in online associate degree-seeking students was the result of a pricing reduction in our AIU Online associate programs and strong student population growth at CTU Stonecliffe Online. The increase in the population mix of CTU is attributable to an increase in average CTU Online population and a decline in average AIU student population during the third quarter of 2007, relative to average student population during the third quarter of 2006.

        Income from continuing operations decreased to $23.9 million during the third quarter of 2007, from $38.4 million during the third quarter of 2006. Operating profit margin percentage was 5.9% during the third quarter of 2007, compared to 9.0% during the third quarter of 2006. Income from continuing operations, net of tax, during the third quarter of 2007 was $19.8 million, or $0.21 per diluted share, compared to income from continuing operations, net of tax, during the third quarter of 2006 of $27.0 million, or $0.28 per diluted share, a decrease of $7.2 million, or 26.6%. The following factors adversely affected our profit margins for the three months ended September 30, 2007, relative to our profit margins during the three months ended September 30, 2006:

  •
  An unfavorable segment revenue mix change resulting in disproportionately larger revenue declines in our University segment, which has historically produced the highest operating profit margin percentages;

  •
  An unfavorable student mix change within our University segment's fully-online programs, as discussed above;

  •
  A decrease in operating profit margin percentage generated by our University segment, driven primarily by (1) a decline in revenue, caused, in part, by the Probation status of AIU and reductions of the prices of our AIU Online associate degree programs and (2) an increase in administrative expenses; and

  •
  An increase in occupancy expense and other fixed costs as a percentage of revenue due to declines in revenue.

        The impact on continuing operating profit margin percentage during the third quarter of 2007 of the factors noted above was offset, in part, by a decrease in bad debt expense as a percentage of revenue.

        Full-Year 2007 Outlook.    We expect the remainder of 2007 to continue to be a period of transition and development. While our results continue to be negatively affected by a number of near-term factors, we have taken steps during the first nine months of 2007 to address these issues and better position the company to achieve its long-term potential. While we are in the process of finalizing a plan that will allow us to sustain positive operating trends, address existing issues, and better position the company for profitable, long-term growth, to date we have made progress with respect to a number of key initiatives designed to better focus our business, increase efficiency and profitability, and ensure that the company's priorities align with those of our students. These initiatives include the following:

  •
  Focus on building our strengths in our core brands by focusing on program offerings that have the greatest competitive advantages and proven success;

  •
  Continuing to open start-up campuses;

  •
  Leveraging our significant online and on-ground capabilities to provide students at certain of our schools with more flexible educational delivery options. The technology that AIU Online, CTU Online, and IADT Online currently use will enable us to make online and flexible education available to a number of our other schools and campuses. The ability to offer flexible educational delivery combined with a large number of brick-and-mortar campuses further distinguishes us in the marketplace, enabling us to provide students with more choices to learn in ways that fit their particular lifestyles;

  •
  Continue to evaluate individually the pricing of each of our programs at each of our schools to ensure that the prices of our academic offerings are properly aligned with perceived value, identified price sensitivities, and competitive forces; and

  •
  Continue to evaluate the alternative financing options that we and student lenders make available to prospective students. We will strive to provide greater flexibility in alternative financing options to give prospective students diverse and affordable options to finance the cost of their education.

Current Business and Industry Opportunities, Challenges and Risks

        In addition to the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for our fiscal year ended December 31, 2006, we have identified a number of key factors and trends related to our business and industry that represent opportunities, challenges, and risks.

        SACS Probation Status of AIU.    As previously disclosed, on December 6, 2005, the Commission on Colleges of the Southern Associations of Colleges and Schools ("SACS") placed AIU on "Probation" status for one year pending AIU's satisfactory remediation of certain accreditation deficiencies with regard to SACS Principles of Accreditation. This action followed a July 2005 SACS special committee visit of AIU that resulted in a report identifying specific recommendations. In October 2006, a SACS special committee completed site visits of selected AIU campuses. At SACS' December 11, 2006, meeting, SACS extended AIU's Probation status through December 2007. Under SACS's rules, an institution may remain on Probation status only for two consecutive years, after which SACS must either lift the Probation or remove the institution from membership.

        This action has had, and will continue to have, a disruptive effect on operations of AIU and our business generally, including, the diversion of significant time and attention of AIU's senior management, which adversely affected our results of operations for 2006 and the results of operations for the first nine months of 2007. We expect this action will continue to have an adverse impact on our results of operations for the remainder of 2007. AIU remains accredited during this probationary period and is committed to resolving all issues identified by SACS.

        In October of 2007, a Special Committee of SACS completed four scheduled visits to AIU. At the conclusion of the visits, the Special Committee informed AIU that its final report to SACS would contain no recommendations for further corrective action. The Commission on Colleges is not required to accept the conclusions of the Special Committee, and this does not in any way constitute a final determination on the probationary status of AIU. Actions taken by the Commission on Colleges are expected to be announced at its Annual Business Session in December of 2007. An unfavorable outcome in the matter could have a material adverse effect on our business, results of operations, cash flows, and financial position.

        Sale Plan for Certain of Our Schools and Campuses.    In November of 2006, our Board of Directors approved a plan to sell 11 of our schools and campuses (the "Sale Plan"). The Sale Plan includes the sale of our nine Gibbs campuses, which collectively comprised our entire Gibbs reportable segment, McIntosh College, and Lehigh Valley College. McIntosh College and Lehigh Valley College were previously components of our Colleges reportable segment.

        We continue negotiations with potential buyers of our schools currently held for sale. In November of 2007, we concluded that we may not be able to find a suitable buyer that provides an acceptable financial arrangement and provide for the best potential outcome for our students. As a result, we are currently examining other alternatives for these schools and campuses currently held for sale which may include, among other things, continued operation of certain schools and campuses, conversion to alternative formats or brands, teach-out, and sale of individual schools. These alternatives may also include reclassification of the schools and campuses currently held for sale from discontinued operations in our consolidated statements of operations, to continuing operations within our consolidated statements of operations.

        In the event that the schools currently held for sale are not sold and we decide to teach-out our schools held for sale, we will likely incur a significant loss in our results of continuing operations which include acceleration of depreciation expense throughout the teach-out period and acceleration of rent expense for remaining future lease obligations at the conclusion of the teach-out period.

        See Note 12 "Discontinued Operations" of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of our accounting for discontinued operations.

        Decline in University Segment Profitability.    The operating margin percentage of our University segment, excluding share of affiliate earnings, declined to 10.0% during the third quarter of 2007, from 16.9% during the third quarter of 2006, due primarily to a decline in average revenue per student. The overall decline in University segment operating profit margin percentage during the third quarter of 2007 was attributable to the combined decline in operating profit margin percentage of our University segment's fully-online academic platforms, which include AIU Online, CTU Online, and CTU Stonecliffe Online, which is an academic division of CTU.

        A significant portion of the total student population, revenue, and operating profits of our University segment are attributable to AIU Online. However, AIU Online student population, revenue, and operating profit declined during the third quarter of 2007. The decreases in AIU Online's student population, revenue, and operating profits are primarily attributable to the maturation of AIU Online's academic offerings and the adverse impact of negative publicity related to AIU's Probation status with its accrediting body, SACS.

        The decline in AIU Online student population, revenue, and operating profits is also attributable to greater competition and greater consumer price sensitivity within the online, postsecondary education market. In response to such emerging market forces, AIU continually evaluates its online programs to ensure that the programs are market relevant and competitively priced. AIU has historically marketed AIU Online's programs as a premium academic product due to the quality of educational content and the technology used to deliver the program. However, market research conducted by AIU during 2006 revealed the significant price sensitivity among prospective students for AIU Online's associate degree programs. Based on this information, AIU Online reduced the pricing of its associate degree programs beginning in July of 2006. AIU did not identify similar price sensitivities among prospective students for AIU Online's bachelor's and master's degree programs and, thus, it has not reduced the pricing of its bachelor's and master's degree programs. We believe there remains a high level of interest in AIU Online's accelerated programs, and AIU expects to further expand AIU Online's program offerings to include part-time offerings for bachelor's and master's degrees.

        Also, as previously discussed, we expect that the combined operating margin percentage achieved by our University segment and our University segment's online platforms will continue to decline from prior period levels primarily as a result of the continued disproportionate operating profit growth of CTU Online and Stonecliffe College Online (an academic division of CTU). CTU Online has historically operated at a lower operating margin percentage than that of AIU Online. Thus, the disproportionate growth of CTU Online operations is effectively lowering the operating margin percentage of the University segment as a whole. Additionally, as a result of the disproportionate growth of CTU Online and the introduction of Stonecliffe College Online, both of which offer longer- termed programs than does AIU Online, we expect average revenue per online student to continue to decrease in the future. However, we believe that by providing our students with a flexible array of online program options, we will enhance our University segment schools' ability to expand their presence in the online, postsecondary education market.

        The results of operations and operating margin percentage of our University segment during the third quarter of 2007 were positively impacted by a decrease in bad debt expense as a percentage of revenue. The decrease in University segment bad debt expense as a percentage of revenue was primarily attributable to an increased focus on the collection of amounts due from students who have left school, Associate degree price reductions that have reduced the difference between program costs and available financial aid, and improvements in student retention.

        Impact of Changes in Credit Standards.    We believe that student population, revenue, and operating profits at certain of our schools were negatively impacted during the third quarter of 2007 as a result of (1) the implementation by Sallie Mae in March 2006 of stricter credit standards at all of our schools for certain prospective students seeking to fund a portion of their education through Sallie Mae's non-recourse loan program (2) our decision to stop offering loans made under the Stillwater Bank Purchase Agreement to new students, and (3) the continued application of strict credit standards by all of our schools. We believe these stricter credit standards have reduced bad debt expense from previous levels but also have limited the number of prospective students who qualify for certain private financing options.

        During August and September of 2006, we evaluated the impact of stricter credit standards and implemented certain changes in the credit standards for students at all of our schools. We also began offering our students extended payment plans to finance the portion of their tuition not covered by Title IV Program funds, private loans, and other available sources of financial aid that most of our students qualify for. These extended payment plans allow students to make an affordable monthly payment while they attend school and pay their remaining balance after they graduate or leave school.

Under our extended payment plans, students may be granted up to 10 years to repay their extended payment plan balances, which is generally the same amount of time that students are granted to repay their Stafford Loans. See Note 5 "Recourse Loan Agreements" of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding tuition funding sources.

        International Expansion.    We believe that the international market for our services represents a significant growth opportunity. We believe that international students are increasingly utilizing online U.S. educational programs as a means of obtaining a U.S. education without incurring the related significant travel and living costs and stringent visa requirements associated with studying abroad. Additionally, we continue to pursue opportunities to expand our on-ground presence internationally. On January 25, 2007, we acquired Istituto Marangoni. Istituto Marangoni is a world-renowned private, for-profit, post-secondary fashion and design school with locations in Milan, Italy; London, England; and Paris, France. We acquired Istituto Marangoni primarily because of its potential for market leadership, the economic attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. The acquisition of Istituto Marangoni also provides us with a platform for additional expansion in Europe and represents our entry into the Italian educational market.

        Hybrid Learning.    We have made advances in the development of our unique hybrid learning model, which capitalizes on the strength of our highly regarded learning platform and extensive library of interactive and multimedia content and now enables students at a growing number of on-ground campuses to pursue their academic programs on-ground or online. AIU, which now offers 45 hybrid programs, and CTU, which now offers 37 hybrid programs, and IADT which offers 15 hybrid programs, were our first on-ground schools to offer hybrid educational programs as a complement to those schools' existing online campuses. In addition, we have mapped existing interactive multimedia content to more than 1,700 courses offered at our on-ground campuses, giving instructors new online resources to enhance their courses.

        Increased Competition.    We have experienced increased competition for our universities' fully-online platforms and in certain of the markets served by our campuses. While we believe that each of our schools possess strong competitive advantages, such increased competition has adversely affected our schools' ability to recruit new students.

Litigation and Regulatory Matters

        See Note 7 "Commitments and Contingencies" of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of selected litigation and regulatory matters.

RECENT ACCOUNTING PRONOUNCEMENTS

        See Note 14 "Recent Accounting Pronouncements" of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 "Financial Statements" of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements that may affect us.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

        A detailed discussion of the accounting policies and estimates that we believe are most critical to our financial condition and results of operations and that require management's most subjective and complex judgments in estimating the effect of inherent uncertainties is included under the caption "Summary of Significant Accounting Policies and Estimates" included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006. Note 2 "Significant Accounting Policies" of the notes to our consolidated financial statements in Part IV, Item 15 of our Annual Report on Form 10-K, for the year ended December 31, 2006, also includes a discussion of these and other significant accounting policies.

RESULTS OF CONTINUING OPERATIONS

Three Months Ended September 30, 2007, Compared to Three Months Ended September 30, 2006

        The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of continuing operations for the three months ended September 30, 2007, compared to the three months ended September 30, 2006.

	For the Three Months Ended September 30,				% Change
	2007	% of Total Revenue	2006	% of Total Revenue	2007 vs. 2006
	(Dollars in thousands)
TOTAL REVENUE	$404,405		$428,564		-5.6%

OPERATING EXPENSES
Educational services and facilities expense	149,514	37.0%	139,811	32.6%	6.9%

General and administrative:
Advertising	61,837	15.3%	64,582	15.1%	-4.3%
Admissions	52,772	13.0%	59,296	13.8%	-11.0%
Administrative expense	87,206	21.6%	89,835	21.0%	-2.9%
Bad debt expense	9,827	2.4%	16,467	3.8%	-40.3%

Total general and administrative expense	211,642	52.3%	230,180	53.7%	-8.1%

Depreciation and amortization	19,301	4.8%	19,382	4.5%	-0.4%

Goodwill and intangible asset impairment charge	—	0.0%	785	0.2%	-100.0%

INCOME FROM OPERATIONS	23,948	5.9%	38,406	9.0%	-37.6%

INTEREST INCOME	4,269	1.1%	4,475	1.0%	-4.6%

PROVISION FOR INCOME TAXES	8,316	2.1%	16,153	3.7%	-48.5%

Effective tax rate	29.55%		37.40%
INCOME FROM CONTINUING OPERATIONS	19,830	4.9%	27,036	6.3%	-26.7%

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(4,269)	-1.1%	(6,321)	-1.5%	32.5%

NET INCOME	$15,561	3.8%	$20,715	4.8%	-24.9%

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

Revenue

        Revenue and student starts for the three months ended September 30, 2007 and 2006, and student population as of July 31, 2007 and 2006, are as follows (dollars in thousands). We believe that student population totals as of July 31, 2007 and 2006, serve as reasonable approximations of the revenue-generating population during the three months ended September 30, 2007 and 2006.

	For the Three Months Ended September 30,				% of Change
	2007	% of Total CEC	2006	% of Total CEC	2007 vs. 2006
REVENUE:
University segment	$162,858	40%	$193,352	45%	-16%
Culinary Arts segment	98,472	24%	96,908	22%	2%
Colleges segment	43,867	11%	50,527	12%	-13%
Health Education segment	47,551	12%	42,811	10%	11%
Academy segment	40,763	10%	37,688	9%	8%
International segment	10,891	3%	7,045	2%	55%
Corporate and other	3	0%	233	0%	-99%

Total revenue	$404,405		$428,564		-6%

STUDENT STARTS
University segment	13,070	43%	11,730	44%	11%
Culinary Arts segment	4,450	15%	4,320	16%	3%
Colleges segment	2,320	8%	2,540	9%	-9%
Health Education segment	4,460	15%	4,020	15%	11%
Academy segment	2,200	7%	1,730	6%	27%
International segment	3,550	12%	2,680	10%	32%

Total student starts	30,050		27,020		11%

	As of July 31,				% of Change
	2007	% of Total CEC	2006	% of Total CEC	2007 vs. 2006
STUDENT POPULATION:
University segment	39,500	50%	37,700	50%	5%
Culinary Arts segment	11,000	14%	10,600	14%	4%
Colleges segment	6,900	9%	7,900	10%	-13%
Health Education segment	11,800	15%	10,400	14%	13%
Academy segment	8,600	11%	8,100	11%	6%
International segment	1,000	1%	700	1%	43%

Total student population	78,800		75,400		5%

        Total revenue decreased $24.2 million, or 5.6%, from $428.6 million during the third quarter of 2006 to $404.4 million during the third quarter of 2007. The overall decrease in revenue is primarily attributable to a decrease in revenue generated by our University and Colleges segments, offset, in part, by increases in revenue generated by our Health Education, Academy, and International segments.

        University Segment Revenue.    University segment revenue decreased $30.5 million, or 15.8%, from $193.4 million during the third quarter of 2006 to $162.9 million during the third quarter of 2007. The University segment revenue decrease is primarily attributable to a decrease in average revenue per student. The decrease in average revenue per student was attributable to a population change that included an increase in the number of students at CTU, which has a lower revenue per student than AIU, and an increase in students in our University segment's fully-online associate degree programs, which offer lower tuition rates than those of our University segment's fully-online bachelor's degree and master's degree programs. The increase in online associate degree-seeking students was a result of a pricing reduction in our AIU Online associate programs and strong student population growth at CTU Stonecliffe Online. The increase in the population of CTU is attributable to an increase in average CTU Online population and a decline in average AIU student population during the third quarter of 2007, relative to average student population during the third quarter of 2006. We believe that the declines in the AIU student population and student starts are primarily attributable to the continuing effects of the ongoing SACS Probation status, which was announced on December 6, 2005, and is negatively impacting those schools' ability to recruit new students. The adverse effects of the SACS Probation status have resulted in a decrease in student population and revenue at each of our AIU universities and have significantly impacted the operating results of AIU Online.

        Culinary Arts Segment Revenue.    Culinary Arts segment revenue increased $1.6 million, or 1.6%, from $96.9 million during the third quarter of 2006, to $98.5 million during the third quarter of 2007. The Culinary Arts segment revenue increase is primarily attributable to an increase in student starts during the third quarter of 2007, relative to student starts during the third quarter of 2006.

        Colleges Segment Revenue.    Colleges segment revenue decreased $6.6 million, or 13.2%, from $50.5 million during the third quarter of 2006 to $43.9 million during the third quarter of 2007. The Colleges segment revenue decrease is primarily attributable to declines in average student population and student starts during the third quarter of 2007, relative to average student population and student starts during the third quarter of 2006, and represents a continuation of weak operating performance experienced in recent periods by many of our Colleges segment schools. We believe that the continuing weak operating performance experienced by many of our Colleges segment schools is primarily attributable to the continued negative impact of certain legal and regulatory matters and the related negative publicity, negative press coverage regarding certain of our Colleges segment schools, and ongoing general competitive pressures for student leads and enrollments experienced by certain of our Colleges segment schools.

        Health Education Segment Revenue.    Health Education segment revenue increased $4.8 million, or 11.1%, from $42.8 million during the third quarter of 2006 to $47.6 million during the third quarter of 2007. The Health Education segment revenue increase is primarily attributable to (1) tuition price increases implemented during 2006, (2) an increase in average student population and student starts during the third quarter of 2007, relative to average student population and student starts during the third quarter of 2006, and (3) a shift in student enrollment mix that resulted in higher average revenue per student.

        Academy Segment Revenue.    Academy segment revenue increased $3.1 million, or 8.2%, from $37.7 million during the third quarter of 2006 to $40.8 million during the third quarter of 2007. The Academy segment revenue increase is primarily attributable to an increase in student starts during the third quarter of 2007, relative to student starts during the third quarter of 2006.

        International Segment Revenue.    International segment revenue increased $3.9 million, or 54.5%, from $7.0 million during the third quarter of 2006 to $10.9 million during the third quarter of 2007. The International segment revenue increase is primarily attributable to third quarter incremental revenues of $2.4 million generated by Istituto Marangoni, which we acquired in January of 2007.

        Additionally, revenue generated by our INSEEC schools during the third quarter of 2007 increased by approximately $1.5 million as a result of an increase in average student population during the third quarter of 2007, relative to average student population during the third quarter of 2006.

Educational Services and Facilities Expense

        Educational services and facilities expense increased $9.7 million, or 6.9%, from $139.8 million during the third quarter of 2006, to $149.5 million during the third quarter of 2007. The $9.7 million increase is primarily attributable to a $4.7 million increase in academics expense and a $3.3 million increase in occupancy expense. The increase in academics expense is primarily attributable to incremental costs incurred by new campus locations, including our start-up campuses and our Istituto Marangoni schools. The increase in occupancy expense is primarily attributable to incremental costs associated with expansions of certain existing campuses, start-up activity costs in our Culinary Arts and Academy segments, and our acquisition of Istituto Marangoni in January of 2007.

General and Administrative Expense

        General and administrative expense decreased $18.6 million, or 8.1%, from $230.2 million during the third quarter of 2006 to $211.6 million during the third quarter of 2007. This decrease is primarily attributable to a $6.5 million decrease in admissions expense associated with admissions headcount reductions, a $2.6 million decrease in administrative expense associated with legal, consulting and salaries expense reductions, a $2.7 million decrease in advertising expense associated with a reduction in advertising spending, and a $6.7 million decrease in bad debt expense associated with a lower average student population and improvement in collections experience. The overall decrease in general and administrative expense during the third quarter of 2007 reflects the impact of cost cutting measures enacted in response to declines in student population at a majority of our campuses and the effect of our corporate realignment, which we believe has eliminated certain redundancies and improved operational efficiency.

        University segment general and administrative expense decreased $15.9 million, or 14.0%, from $113.4 million during the third quarter of 2006, to $97.5 million during the third quarter of 2007, due primarily to a $7.3 million decrease in bad debt expense, a $4.7 million decrease in admissions expense, and a $2.4 million decrease in advertising expense. The decrease in admissions expense is primarily attributable to a reduction in average admissions advisor headcount.

        Bad debt expense, as a component of income from continuing operations, decreased by $6.7 million, from $16.5 million during the third quarter of 2006, to $9.8 million during the third quarter of 2007. Bad debt expense and bad debt expense as a percentage of revenue incurred by each of our reportable segments during the three months ended September 30, 2007 and 2006, was as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2007	As a Percentage of Segment Revenue	2006	As a Percentage of Segment Revenue
Bad debt expense by segment:
University segment	$3,378	2.1%	$10,668	5.5%
Culinary Arts segment	3,511	3.6%	2,116	2.2%
Colleges segment	113	0.3%	727	1.4%
Health Education segment	2,296	4.8%	1,989	4.6%
Academy segment	960	2.4%	871	2.3%
International segment (1)	(365)	-3.4%	(188)	-2.7%
Corporate and other	(66)	N/A	284	N/A

Total bad debt expense	$9,827	2.4%	$16,467	3.8%

(1)
The INSEEC Group in our International segment adjusts their allowance reserves during the third quarter of each year based upon historical collections experience.

        The overall decrease in bad debt expense and bad debt expense as a percentage of revenue during the period is primarily attributable to (1) a decrease in overall student receivable exposure at a majority of our schools, primarily as a result of declines in student population and improved cash collections experience, and (2) overall improvement in student retention.

        The decrease in University segment bad debt expense and bad debt expense as a percentage of revenue is attributable to (1) a decrease in student receivable exposure as a result of a decline in AIU student population, declines in fully-online program revenue per student and improved cash collections experience, (2) price reductions that have reduced the difference between program costs and available financial aid, and (3) improvements in student retention.

Income from Continuing Operations and Continuing Operating Margin Percentage

        Income from continuing operations and continuing operating margin percentage for the three months ended September 30, 2007 and 2006, by segment, were as follows:

	For the Three Months Ended September 30,				% of Change
	2007	% of Total CEC	2006	% of Total CEC	2007 vs. 2006
INCOME (LOSS) FROM CONTINUING OPERATIONS:
University segment (excluding share of affiliate earnings)	$16,292	68%	$32,699	85%	-50%
Culinary Arts segment	15,566	65%	19,341	50%	-20%
Colleges segment	4,136	17%	5,739	15%	-28%
Health Education segment	2,115	9%	340	1%	522%
Academy segment	1,401	6%	426	1%	229%
International segment	(3,054)	-13%	883	2%	-446%
Corporate and other	(12,508)	-52%	(21,022)	-54%	-41%

Total income from continuing operations	$23,948		$38,406		-38%

Operating profit (loss) margin percentage:
University segment (excluding share of affiliate earnings)	10.0%		16.9%
Culinary Arts segment	15.8%		20.0%
Colleges segment	9.4%		11.4%
Health Education segment	4.4%		0.8%
Academy segment	3.4%		1.1%
International segment	-28.0%		12.5%
Total operating profit margin percentage	5.9%		9.0%

        Income from continuing operations decreased $14.5 million, or 37.6%, from $38.4 million during the third quarter of 2006, to $23.9 million during the third quarter of 2007. This decrease is primarily attributable to the decline in University segment operating profit and operating profit margin percentage.

        As discussed above, we believe that the declines in University segment operating profit and operating profit margin are primarily attributable to the negative effects of the ongoing Probation status of the University segment's AIU universities, which has had a significant impact on student starts, student population, and revenue.

        AIU Online's operating profit margin percentage declined from 33.0% during the third quarter of 2006 to 20.1% during the third quarter of 2007, due primarily to the continuing effects of the ongoing SACS Probation status, price reductions of associate degree programs, and a student mix change that resulted in a decrease in revenue per student. As discussed above, declines in AIU Online student starts, student population, and operating results have a disproportionate negative impact on University segment and CEC consolidated operating profits and operating profit margin percentages.

        Income from operations generated by our Health Education segment increased $1.8 million, from $0.3 million during the third quarter of 2006, to $2.1 million during the third quarter of 2007. This increase is primarily attributable to an increase in student starts and a larger student population during the third quarter of 2007, relative to student starts and student population during the third quarter of 2006.

        Income from operations generated by our Culinary Arts segment decreased $3.7 million, from $19.3 million during the third quarter of 2006, to $15.6 million during the third quarter of 2007. The decrease is primarily attributable to an increase in educational services and facilities expense and general and administrative expenses of $5.3 million, from $73.1 million during the third quarter of 2006, to $78.4 million during the third quarter of 2007. The increases in expenses were offset, in part, by an increase in revenue of $1.6 million, from $96.9 million during the third quarter of 2006, to $98.5 million during the third quarter of 2007.

        Income from operations generated by our International segment decreased $4.0 million, from income from operations of $0.9 million during the third quarter of 2006, to a loss from operations of $3.1 million during the third quarter of 2007. International segment loss from operations during the third quarter of 2007 includes an operating loss of $2.6 million incurred by our Istituto Marangoni schools, which we acquired in January of 2007. Income from operations generated by our INSEEC schools decreased $1.2 million, from income from operations of $0.8 million during the third quarter of 2006, to a loss from operations of $0.4 million during the third quarter of 2007. The $0.4 million loss from operations is primarily attributable to a $1.2 million increase in academics expense and a $1.1 million increase in administrative expense as a result of an increase in student population during the third quarter of 2007, compared to student population during the third quarter of 2006, offset by an increase in revenue of $1.4 million. Schools and campuses representing our International segment schools generally do not instruct students during the months of July and August.

        Income from operations and operating profit margin percentage for the three months ended September 30, 2007 and 2006, for our University segment universities, including the universities' online platforms, were as follows:

	For the Three Months Ended September 30,
	2007	2006
	(In thousands)
Operating Profit (Loss):
On-ground universities	$(9,722)	$(8,582)
Online platforms (AIU Online, CTU Online, and Stonecliffe College Online combined)	26,014	41,281

Total University segment operating profit	$16,292	$32,699

Operating Profit (Loss) Margin Percentage:
On-ground universities	-28.6%	-22.2%
Online platforms (AIU Online, CTU Online, and Stonecliffe College Online combined)	20.2%	26.7%
Total University segment operating profit margin percentage	10.0%	16.9%
AIU Online	20.1%	33.0%
CTU Online and Stonecliffe College Online	20.3%	14.9%

Interest Income

        Interest income decreased $0.2 million, or 4.6%, from $4.5 million during the third quarter of 2006 to $4.3 million during the third quarter of 2007, primarily as a result of a decrease in average invested cash balances.

Provision for Income Taxes

        Provision for income taxes decreased $7.9 million, or 48.5%, from $16.2 million during the third quarter of 2006 to $8.3 million during the third quarter of 2007. The decrease is primarily attributable to a $15.0 million decrease in income before provision for income taxes, from $43.2 million during the third quarter of 2006, to $28.1 during the third quarter of 2007. The annual effective tax rate was revised to 34.5% during the third quarter of 2007, compared to an annual effective tax rate of 37.40% during the third quarter of 2006. The decrease in the effective tax rate was attributable to a change of our estimate of the proportional share of income from tax exempt interest.

Loss from Discontinued Operations

        Loss from discontinued operations decreased $2.0 million, or 32.5%, from $6.3 million during the third quarter of 2006 to $4.3 million during the third quarter of 2007. Loss from discontinued operations during the third quarter of 2007 includes no goodwill impairment charge and no depreciation expense.

Net Income

        Net income decreased $5.1 million, or 24.9%, from net income of $20.7 million generated during the third quarter of 2006, to net income of $15.6 million during the third quarter of 2007. The decrease in net income is the result of the cumulative effect of the factors discussed above.

RESULTS OF CONTINUING OPERATIONS

Nine Months Ended September 30, 2007, Compared to Nine Months Ended September 30, 2006

        The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of continuing operations for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006.

	For the Nine Months Ended September 30,				% Change
	2007	% of Total Revenue	2006	% of Total Revenue	2007 vs. 2006
	(Dollars in thousands)
TOTAL REVENUE	$1,237,725		$1,371,137		-9.7%

OPERATING EXPENSES
Educational services and facilities expense	437,777	35.4%	418,273	30.5%	4.7%

General and administrative:
Advertising	188,347	15.2%	191,444	13.9%	-1.6%
Admissions	167,813	13.5%	186,739	13.6%	-10.1%
Administrative expense	275,487	22.3%	271,017	19.8%	1.6%
Bad debt expense	28,535	2.3%	46,434	3.4%	-38.5%

Total general and administrative expense	660,182	53.3%	695,634	50.7%	-5.1%

Depreciation and amortization	57,744	4.7%	57,142	4.2%	1.1%

Goodwill and intangible asset impairment charge	—	0.0%	85,760	6.3%	-100.0%

INCOME FROM OPERATIONS	82,022	6.6%	114,328	8.3%	-28.3%

INTEREST INCOME	13,105	1.2%	13,448	1.0%	-2.6%

PROVISION FOR INCOME TAXES	33,765	2.7%	77,548	5.6%	-56.5%

Effective tax rate	34.50%		60.16%
INCOME FROM CONTINUING OPERATIONS	64,105	5.1%	51,355	3.7%	24.8%

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(13,381)	-1.1%	(25,450)	-1.9%	47.4%

NET INCOME	$50,724	4.0%	$25,905	1.8%	95.8%

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

Revenue

        Revenue and student starts for the nine months ended September 30, 2007 and 2006, were as follows (dollars in thousands):

	For the Nine Months Ended September 30,				% Change
	2007	% of Total CEC	2006	% of Total CEC	2007 vs. 2006
REVENUE:
University segment	$518,416	42%	$663,256	48%	-22%
Culinary Arts segment	271,743	22%	270,242	20%	1%
Colleges segment	135,781	11%	159,997	12%	-15%
Health Education segment	138,862	11%	124,471	9%	12%
Academy segment	123,462	10%	120,133	9%	3%
International segment	49,322	4%	32,554	2%	52%
Corporate and other	139	0%	484	0%	-71%

Total revenue	$1,237,725		$1,371,137		-10%

STUDENT STARTS
University segment	39,860	54%	39,260	55%	2%
Culinary Arts segment	9,260	12%	8,520	12%	9%
Colleges segment	4,020	6%	4,660	7%	-14%
Health Education segment	12,160	16%	10,740	15%	13%
Academy segment	4,580	6%	4,260	6%	8%
International segment	4,280	6%	3,470	5%	23%

Total student starts	74,160		70,910		5%

        Total revenue decreased $133.4 million, or 9.7%, from $1.371 billion during the nine months ended September 30, 2006, to $1.238 billion during the nine months ended September 30, 2007. The overall decrease in revenue is primarily attributable to a decrease in revenue generated by our University and Colleges segment, offset, in part, by increases in revenue generated by our Health Education and International segments.

        University Segment Revenue.    University segment revenue decreased $144.9 million, or 21.8%, from $663.3 million during the nine months ended September 30, 2006, to $518.4 million during the nine months ended September 30, 2007. The University segment revenue decrease is primarily attributable to a decrease in average revenue per student. The decrease in average revenue per student was attributable to a population mix change that included an increase in the number of students at CTU, which has lower revenue per student than AIU, and an increase in students in our University segment's fully-online associate degree programs, which offer lower tuition rates than those of our University segment's fully-online bachelor's degree and master's degree programs. The increase in online associate degree-seeking students was a result of a pricing reduction in our AIU Online associate programs and strong student population growth at CTU Stonecliffe Online. The increase of CTU in the population is attributable to an increase in average CTU Online population and a decline in average AIU student population and student starts during the nine months ended September 30, 2007, relative to average student population and student starts during the nine months ended September 30, 2006. We believe that the declines in the AIU student population and student starts are primarily attributable to the continuing effects of the ongoing SACS Probation status, which was announced on December 6, 2005, and is negatively impacting those schools' ability to recruit new students. The adverse effects of the SACS Probation status have resulted in a decrease in student population and revenue at each of our AIU universities and have most dramatically impacted the operating results of AIU Online.

        Culinary Arts Segment Revenue.    Culinary Arts segment revenue increased $1.5 million, or 0.5%, from $270.2 million during the nine months ended September 30, 2006, to $271.7 million during the nine months ended September 30, 2007. The Culinary Arts segment revenue increase is primarily attributable to an increase in average student population and student starts during the nine months ended September 30, 2007, relative to average student population and student starts during the nine months ended September 30, 2006.

        Colleges Segment Revenue.    Colleges segment revenue decreased $24.2 million, or 15.1%, from $160.0 million during the nine months ended September 30, 2006, to $135.8 million during the nine months ended September 30, 2007. The Colleges segment revenue decrease is primarily attributable to declines in average student population and student starts during the nine months ended September 30, 2007, relative to average student population and student starts during the nine months ended September 30, 2006, and represents a continuation of weak operating performance experienced in recent periods by a many of our Colleges segment schools. We believe that the continuing weak operating performance experienced by many of our Colleges segment schools is primarily attributable to the continued negative impact of certain legal and regulatory matters and the related negative publicity, negative press coverage regarding certain of our Colleges segment schools, and ongoing general competitive pressures for student leads and enrollments experienced by certain of our Colleges segment schools.

        Health Education Segment Revenue.    Health Education segment revenue increased $14.4 million, or 11.5%, from $124.5 million during the nine months ended September 30, 2006, to $138.9 million during the nine months ended September 30, 2007. The Health Education segment revenue increase is primarily attributable to (1) tuition price increases affected during 2006, (2) an increase in average student population and student starts during the nine months ended September 30, 2007, relative to average student population and student starts during the nine months ended September 30, 2006, and (3) a shift in student enrollment mix that resulted an increase in average revenue per student.

        Academy Segment Revenue.    Academy segment revenue increased $3.4 million, or 2.8%, from $120.1 million during the nine months ended September 30, 2006, to $123.5 million during the nine months ended September 30, 2007. The Academy segment revenue increase is primarily attributable to an increase in average student population and student starts during the nine months ended September 30, 2007, relative to average student population and student starts during the nine months ended September 30, 2006.

        International Segment Revenue.    International segment revenue increased $16.7 million, or 51.5%, from $32.6 million during the nine months ended September 30, 2006, to $49.3 million during the nine months ended September 30, 2007. The International segment revenue increase is primarily attributable to revenue of $10.3 million generated by Istituto Marangoni for the nine months ended September 30,

2007, which we acquired in January of 2007. Additionally, revenue generated by our INSEEC schools during the nine months ended September 30, 2007, increased by approximately $6.4 million as a result of an increase in average student population during the nine months ended September 30, 2007, relative to average student population during the nine months ended September 30, 2006.

Educational Services and Facilities Expense

        Educational services and facilities expense increased $19.5 million, or 4.7%, from $418.3 million during the nine months ended September 30, 2006, to $437.8 million during the nine months ended September 30, 2007. Approximately $6.1 million, or 31.2%, of the total increase is attributable to educational services and facilities expense incurred by Istituto Marangoni, which we acquired in January of 2007. Educational services and facilities expense incurred by our existing schools increased by approximately $13.4 million. Of the $13.4 million increase in educational services and facilities expense, academics costs increased $8.8 million as a result of an increase in the average student population during the nine months ended September 30, 2007, relative to average student population during the nine months ended September 30, 2006, a $6.5 million increase in occupancy costs associated with the start-up campuses in 2007, offset, in part, by a $1.9 million decrease in other student-related expenses.

        University segment educational services and facilities expense increased $0.9 million, from $129.4 million during the nine months ended September 30, 2006, to $130.3 million during the nine months ended September 30, 2007. The increase is primarily attributable to a $2.4 million increase in academics and occupancy expense associated with the increase in student starts during the third quarter of 2007, relative to student starts during the third quarter of 2006, offset, in part, by a $1.5 million decrease in other student related expense.

General and Administrative Expense

        General and administrative expense decreased $35.4 million, or 5.1%, from $695.6 million during the nine months ended September 30, 2006, to $660.2 million during the nine months ended September 30, 2007. Excluding general and administrative expense of approximately $6.1 million incurred during the nine months ended September 30, 2007 by Istituto Marangoni, which we acquired in January of 2007, general and administrative expense incurred by our existing schools during the nine months ended September 30, 2007, decreased by approximately $41.5 million. This decrease is primarily attributable to a $18.9 million decrease in admissions expense associated with admissions headcount reductions, a $17.9 million decrease in bad debt expense, and a $3.1 million decrease in advertising expense, offset, in part, by an increase of $4.5 million in administrative expense. The overall decrease in general and administrative expense during the nine months ended September 30, 2007, reflects the impact of cost cutting measures enacted in response to declines in student population at a majority of our campuses and the effect of our corporate realignment, which we believe has eliminated certain redundancies and improved operational efficiency.

        University segment general and administrative expense decreased $33.8 million, or 9.9%, from $340.0 million during the nine months ended September 30, 2006, to $306.2 million during the nine months ended September 30, 2007, due primarily to a $19.8 million decrease in bad debt expense and an a $14.7 million decrease in admissions expense. The decrease in admissions expense is primarily attributable to a reduction in average admissions advisor headcount during the nine months ended September 30, 2007, relative to average admissions advisor headcount during the nine months ended September 30, 2006.

        Bad debt expense, as a component of income from continuing operations, decreased by $17.9 million, from $46.4 million during the nine months ended September 30, 2006, to $28.5 million during the nine months ended September 30, 2007. Bad debt expense and bad debt expense as a percentage of revenue incurred by each of our reportable segments during the nine months ended September 30, 2007 and 2006, was as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2007	As a Percentage of Segment Revenue	2006	As a Percentage of Segment Revenue
Bad debt expense by segment:
University segment	$11,478	2.2%	$31,243	4.7%
Culinary Arts segment	7,563	2.8%	4,586	1.7%
Colleges segment	854	0.6%	1,488	0.9%
Health Education segment	6,235	4.5%	4,735	3.8%
Academy segment	2,205	1.8%	2,553	2.1%
International segment (1)	(18)	0.0%	335	1.0%
Corporate and other	218	N/A	1,494	N/A

Total bad debt expense	$28,535	2.3%	$46,434	3.4%

(1)
The INSEEC Group in our International segment adjusts their allowance reserves during the third quarter of each year based upon historical collections experience.

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

        The decrease in University segment bad debt expense and bad debt expense as a percentage of revenue is attributable to (1) a decrease in student receivable exposure as a result of a decline in AIU student population, declines in fully-online program revenue per student, and improved cash collections experience, (2) price reductions that have reduced the difference between program costs and available financial aid, and (3) improvements in student retention.

Income from Continuing Operations and Continuing Operating Margin Percentage

        Income from continuing operations and continuing operating margin percentage for the nine months ended September 30, 2007 and 2006, by segment, were as follows:

	For the Nine Months Ended September 30,				% Change
	2007	% of Total CEC	2006	% of Total CEC	2007 vs. 2006
	(Dollars in thousands)
INCOME (LOSS) FROM CONTINUING OPERATIONS:
University segment (excluding share of affiliate earnings)	$68,949	84%	$180,984	158%	-62%
Culinary Arts segment	34,121	42%	41,734	37%	-18%
Colleges segment	1,197	1%	22,016	19%	-95%
Health Education segment	7,967	10%	(83,672)	-73%	110%
Academy segment	5,653	7%	6,827	6%	-17%
International segment	3,577	4%	5,924	5%	-40%
Corporate and other	(39,442)	-48%	(59,485)	-52%	-34%

Total income from continuing operations	$82,022		$114,328		-28%

Operating profit (loss) margin percentage:
University segment (excluding share of affiliate earnings)	13.3%		27.3%
Culinary Arts segment	12.6%		15.4%
Colleges segment	0.9%		13.8%
Health Education segment	5.7%		-67.2%
Academy segment	4.6%		5.7%
International segment	7.3%		18.2%
Total operating profit margin percentage	6.6%		8.3%

        Income from operations decreased $32.3 million, or 28.3%, from $114.3 million during the nine months ended September 30, 2006, to $82.0 million during the nine months ended September 30, 2007. Excluding the Health Education segment goodwill impairment charge of $85.8 million recorded during the nine months ended September 30, 2006, income from operations decreased $118.1 million, or 59.0%, from $200.1 million during the nine months ended September 30, 2006, to $82.0 million during the nine months ended September 30, 2007. This decrease is primarily attributable to the decline in University segment operating profit and operating profit margin percentage.

        As discussed above, we believe that the declines in University segment operating profit and operating profit margin are primarily attributable to the negative effects of the ongoing Probation status of the University segment's AIU universities, which has had a significant impact on student starts, student population, and revenue.

        AIU Online's operating profit margin percentage declined from 42.2% during the nine months ended September 30, 2006, to 26.3% during the nine months ended September 30, 2007, due primarily to the continuing effects of the ongoing SACS Probation status and price reductions of associate degree programs.

        Income from operations generated by our Culinary Arts segment decreased $7.6 million, from $41.7 million during the nine months ended September 30, 2006, to $34.1 million during the nine months ended September 30, 2007. The decrease is primarily attributable to an increase in educational services and facilities expense and general and administrative expenses of $9.6 million, from $214.4 million during the nine months ended September 30, 2006, to $224.0 million during the nine months ended September 30, 2007. The increases in expenses were offset by an increase in revenue of $1.5 million, from $270.2 million during the nine months ended September 30, 2006, to $271.7 million during the nine months ended September 30, 2007.

        Income from operations generated by our Colleges segment decreased $20.8 million, from $22.0 million during the nine months ended September 30, 2006, to $1.2 million during the nine months ended September 30, 2007. This decrease is primarily attributable to a decline in revenues as a result of a decrease in average student population and student starts during the nine months ended September 30, 2007, relative to average student population and student starts during the nine months ended September 30, 2006.

        Income from operations generated by our International segment decreased $2.3 million, from $5.9 million during the nine months ended September 30, 2006, to $3.6 million during the nine months ended September 30, 2007. International segment income from operations during the nine months ended September 30, 2007 includes an operating loss of $2.9 million incurred by our Istituto Marangoni schools, which we acquired in January of 2007. Generally, our International segment does not instruct students during the months of July and August.

        Income from operations and operating profit margin percentage for the nine months ended September 30, 2007 and 2006, for our University segment universities, including the universities' online platforms, were as follows:

	For the Nine Months Ended September 30,
	2007	2006
	(In thousands)
Operating Profit (Loss):
On-ground universities	$(22,398)	$(5,352)
Online platforms (AIU Online, CTU Online, and Stonecliffe College Online combined)	91,347	186,336

Total University segment operating profit	$68,949	$180,984

Operating Profit (Loss) Margin Percentage:
On-ground universities	-19.3%	-4.0%
Online platforms (AIU Online, CTU Online, and Stonecliffe College Online combined)	22.7%	35.3%
Total University segment operating profit margin percentage	13.3%	27.3%
AIU Online	26.3%	42.2%
CTU Online and Stonecliffe College Online	17.0%	19.6%

Interest Income

        Interest income decreased $0.3 million, or 2.6%, from $13.4 million during the nine months ended September 30, 2006, to $13.1 million during the nine months ended September 30, 2007, primarily as a result of a decrease in average invested cash balances.

Provision for Income Taxes

        Provision for income taxes decreased $43.7 million, or 56.5%, from $77.5 million during the nine months ended September 30, 2006, to $33.8 million during the nine months ended September 30, 2007. The annual effective tax rate for continuing operations decreased to 34.5% during the nine months ended September 30, 2007, from 60.2% during the nine months ended September 30, 2006. The decrease in effective tax rate was primarily attributable to an $85.8 million goodwill impairment charge for the Health Education segment which we recorded during the nine months ended September 30,

2006, of which $7.3 million was deductible for income tax purposes. The decrease is also attributable to a decrease in income before provision for income taxes of $31.0 million, from $128.9 million during the nine months ended September 30, 2006, to $97.9 million during the nine months ended September 30, 2007, and a change in our estimate of the proportional share of income from tax exempt interest.

Loss from Discontinued Operations

        Loss from discontinued operations decreased $12.0 million, or 47.4%, from $25.4 million during the nine months ended September 30, 2006, to $13.4 million during the nine months ended September 30, 2007. Loss from discontinued operations during the nine months ended September 30, 2007, includes no goodwill impairment charge and no depreciation expense.

Net Income

        Net income increased $24.8 million, or 95.8%, from $25.9 million generated during the nine months ended September 30, 2006, to $50.7 million generated during the nine months ended September 30, 2007. Excluding the Health Education segment goodwill impairment charge recorded during the nine months ended September 30, 2006, of $78.5 million, net of income tax benefit of $7.3 million, net income decreased $53.7 million, or 51.4%, from $104.4 million during the nine months ended September 30, 2006, to $50.7 million during the nine months ended September 30, 2007. The decrease in net income is the result of the cumulative effect of the factors discussed above.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

        As of September 30, 2007, cash and cash equivalents and investments totaled $442.8 million. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We finance our operating activities and our organic growth primarily through cash generated from operations. We finance acquisitions primarily through funding from a combination of credit facility borrowings, and cash generated from operations. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, and lease commitments through at least the next 12 months primarily with cash generated by operations, existing cash balances, and, if necessary, borrowings under our existing credit agreements.

        The ED requires that Title IV Program funds collected in advance of student billings be kept in a separate cash account until students are billed for the portion of their program related to those Title IV Program funds collected. As of September 30, 2007 and 2006, the amount of restricted cash balances held in separate cash accounts was not significant. Restrictions on these cash balances have not affected, nor do we believe that such restrictions will affect, our ability to fund our daily operations.

Sources and Uses of Cash

        Cash flows from discontinued operations are combined with cash flows from continuing operations in the operating, investing, and financing sections of our consolidated statements of cash flows.

Operating Cash Flows

        During the third quarter of 2007, net cash flows provided by operating activities totaled $105.0 million, compared to net cash flows provided by operating activities during the third quarter of 2006 of $83.2 million. The increase in operating cash flows was primarily attributable to an increase in deferred tuition revenues as a result of advances in cash tuition receipts for student starts in our International segment. During the nine months ended September 30, 2007 and 2006, net cash flows provided by operating activities totaled $193.2 million and $214.7 million, respectively.

        Our primary source of cash flows from operating activities is tuition collected from our students. Our students finance tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, private and institutional scholarships, and cash payments. The following table summarizes our U.S. schools' cash receipts from tuition payments by fund source as a percentage of total tuition payments received for the three and nine months ended September 30, 2007 and 2006. The percentages reflected therein were determined based upon each U.S. school's cash receipts for the three and nine months ended September 30, 2007 and 2006.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Title IV Program funding
Stafford loans	45.6%	40.2%	44.0%	41.5%
Grants	11.2%	9.5%	10.9%	9.3%
PLUS loans	7.8%	9.4%	7.3%	7.9%

Total Title IV Program funding	64.6%	59.1%	62.2%	58.7%

Private loans
Non-recourse loans	14.6%	19.7%	15.5%	20.1%
Sallie Mae loans	2.8%	2.5%	2.6%	2.1%
Stillwater recourse loans	0.0%	0.2%	0.1%	0.3%

Total private loans	17.4%	22.4%	18.2%	22.5%

Scholarships, grants and other	2.9%	2.7%	3.5%	3.2%

Cash payments	15.1%	15.8%	16.1%	15.6%

Total tuition receipts	100.0%	100.0%	100.0%	100.0%

        The total Title IV Program funding as a percentage of total tuition receipts reflected above was not computed on the same basis on which our 90-10 Rule ratios are computed. In accordance with applicable regulations, certain tuition receipts included in the totals above are excluded from our 90-10 Rule ratio calculations.

        For a detailed discussion of Title IV Program funding and alternative private loan funding sources for our students, see "Student Financial Aid and the Regulation of the Postsecondary Education Industry" and "Alternative Student Financial Aid Sources" in Item 1 "Business" in Part I of our Annual Report on Form 10-K for the year ended December 31, 2006.

        Our primary uses of cash to support our operating activities include, among other things, cash paid to employees for services, to vendors for products and services, to lessors for rents and operating costs related to leased facilities, to suppliers for textbooks and other school supplies, and to federal, state, and provincial governments for income and other taxes.

        Although we anticipate that we will be able to satisfy the cash requirements for our working capital needs, capital expenditures, and commitments through at least the next 12 months primarily with cash generated by our operations, existing cash and investment balances, and, if necessary, borrowings under our existing credit agreements, we are not able to reasonably assess the effect of loss contingencies on future cash requirements and liquidity. See Note 7 "Commitments and Contingencies" of the notes to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional discussion of such loss contingencies.

Investing Cash Flows

        Acquisition of Istituto Marangoni.    On January 25, 2007, we acquired 100% of the issued and outstanding stock of Istituto Marangoni for approximately $37.2 million, excluding acquired cash balances totaling approximately $6.9 million. The purchase price was funded with cash generated from operating activities.

        Sales and Purchases of Investments.    Net sales of available-for-sale investments were $21.0 million during the third quarter of 2007, compared to net purchases of available-for-sale investments of $40.9 million during the third quarter of 2006. During the nine months ended September 30, 2007, net sales of available-for-sale investments were $18.6 million, compared to net purchases of available-for-sale investments of $56.1 million during the nine months ended September 30, 2006.

        Capital Expenditures.    Capital expenditures decreased $4.1 million, or 24.3%, from $16.9 million during the third quarter of 2006 to $12.8 million during the third quarter of 2007. Capital expenditures during the third quarter of 2007 represented approximately 2.9% of the third quarter 2007 total revenue, including revenue generated by our schools and campuses held for sale. During the nine months ended September 30, 2007 and 2006, capital expenditures were $44.1 million and $60.0 million, respectively.

Financing Cash Flows

        During the third quarter of 2007, net cash used in financing activities totaled $20.3 million, an $18.0 million increase relative to net cash used in financing activities during the third quarter of 2006 of $2.3 million. The increase in net cash used in financing activities was primarily attributable to an increase in cash used for repurchases of our common stock. During the third quarter of 2007, we repurchased 0.9 million shares of our common stock for approximately $24.3 million. During the nine months ended September 30, 2007, we repurchased 4.9 million shares for approximately $149.2 million.

        Credit Agreements.    As of September 30, 2007, we had outstanding under our $200.0 million U.S. Credit Agreement revolving loans totaling approximately $11.0 million and letters of credit totaling approximately $14.4 million. The availability under our U.S. Credit Agreement as of September 30, 2007, was $174.6 million. As of September 30, 2007, we had no outstanding borrowings under our $10.0 million (USD) Canadian Credit Agreement.

Contractual Obligations

        As of September 30, 2007, minimum future cash payments, including interest, due under contractual obligations, including, among others, our credit agreements, non-cancelable operating and capital lease agreements, and other long-term arrangements, were as follows (in thousands):

	2007	2008	2009	2010	2011	2012 & Thereafter	Total
Revolving loans	$11,107	$—	$—	$—	$—	$—	$11,107
Operating lease obligations	31,800	123,707	119,905	110,678	105,184	617,553	1,108,827
Capital lease obligations	598	808	467	467	467	700	3,507

Total contractual cash obligations	$43,505	$124,515	$120,372	$111,145	$105,651	$618,253	$1,123,441

        Revolving Loans.    We have entered into an unsecured credit agreement (the "U.S. Credit Agreement") with a syndicate of financial institutions. Under our U.S. Credit Agreement, we may borrow up to the U.S. dollar equivalent of $200.0 million in U.S. dollars and various foreign currencies under a revolving credit facility and obtain up to the U.S. dollar equivalent of $100.0 million in standby letters of credit in U.S. dollars and various foreign currencies. Outstanding letters of credit were approximately $14.4 million as of September 30, 2007, and reduced the availability of borrowings under the revolving credit facility but are not included in the table above. Subject to the satisfaction of certain conditions precedent under the U.S. Credit Agreement, we may prepay outstanding loans under the U.S. Credit Agreement at any time without penalty. The stated maturity of our U.S. Credit Agreement is December 19, 2007.

        Our domestic subsidiaries have jointly and severally guaranteed repayment of our obligations under the U.S. Credit Agreement. Under the U.S. Credit Agreement, we are limited in our ability to take certain actions, including, among other things, consummating certain acquisitions or mergers, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring other debt in excess of specified amounts, prepaying other debt, and making certain investments. We are also required to satisfy certain financial covenants on a periodic basis, including the maintenance of a maximum consolidated leverage ratio of 1.75:1, a minimum fixed charge coverage ratio of 1.50:1, a minimum level of consolidated net worth, and a minimum annual consolidated ED financial responsibility composite score of 1.50. As of September 30, 2007, we were in compliance with the covenants of our U.S. Credit Agreement.

        On October 31, 2007, we repaid in full and subsequently terminated our existing credit agreement and entered into a new five year unsecured credit agreement ("Credit Agreement") with a syndicate of financial institutions, represented by, among others, an administrative agent. The Credit Agreement (i) reduces our costs of borrowing due to more favorable interest rates and standby fee prices; (ii) decreases our revolving credit facility from $200 million to $185 million while increasing the "accordion" (the amount for which we may request an increase in the size of our revolving credit facility) from $75 million to $100 million; (iii) decreases the letter of credit sublimit from $100 million to $50 million; (iv) increases the foreign currency sublimit from $50 million to $100 million; (v) increases the debt-to-EBITDA leverage covenant from 1.75:1 to 3.00:1; and (vi) eliminates our net worth covenant requirement.

        In addition, we also terminated our $10.0 million (USD) Canadian credit agreement and entered into a new unsecured credit agreement ("Canadian Credit Agreement") as part of the senior unsecured credit agreement. The Canadian Credit Agreement decreases our revolving credit facility from $10.0 million (USD), to $2.5 million (USD) and expires on November 1, 2012.

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

        Capital Lease Obligations.    We finance the acquisition of certain equipment through capital lease agreements and have assumed capital lease obligations in connection with certain acquisitions. As of September 30, 2007, the principal balance of outstanding capital lease obligations was approximately $3.1 million, and scheduled future interest payments on our outstanding capital lease obligations totaled $0.4 million.

        Off-Balance Sheet Arrangements.    As of September 30, 2007, we were not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

Changes in Financial Position—September 30, 2007 compared to December 31, 2006

        Selected consolidated balance sheet account changes from December 31, 2006, to September 30, 2007, are as follows:

	As of September 30, 2007	As of December 31, 2006	% Change
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$199,631	$187,853	6%
Investments	243,136	259,766	-6%

Total cash and cash equivalents and investments	442,767	447,619	-1%

Student receivables, gross	88,909	77,273	15%
Allowance for doubtful accounts	(30,495)	(28,709)	6%

Student receivables, net	58,414	48,564	20%

Assets held for sale	59,887	63,156	-5%
Other current assets	12,995	32,064	-59%
Goodwill	382,914	349,760	9%
Liabilities
Current liabilities:
Accounts payable	33,606	30,095	12%
Accrued payroll and related benefits	28,576	27,012	6%
Deferred tuition revenue	179,303	132,186	36%
Liabilities held for sale	30,806	31,879	-3%
Long-term liabilities
Deferred rent obligations	92,143	90,360	2%
Stockholders' equity
Treasury stock	(515,560)	(366,319)	41%

        Cash and Cash Equivalents and Investments.    The decrease in total cash and cash equivalents of $4.8 million from $447.6 million as of December 31, 2006, to $442.8 million as of September 30, 2007, includes the use of $149.2 million used during the nine months ended September 30, 2007, to repurchase approximately 4.9 million shares of our common stock. The decrease in cash also includes the use of $37.2 million, excluding acquired cash balances of approximately $6.9 million, used to purchase Istituto Marangoni in January of 2007. Cash flows generated from operations during the nine months ended September 30, 2007 were approximately $193.2 million.

        Student Receivables.    The increase in net student receivables is attributable to an increase in student populations in our International segment as well as an increase in the usage of extended payment plan options within our Culinary Arts and Health Education segments. Our allowance for doubtful accounts as a percentage of gross student receivables and quarterly days sales outstanding ("DSO") were as follows as of the dates indicated:

	As of
	September 30, 2007	December 31, 2006	September 30, 2006
Allowance for doubtful accounts as a percentage of gross student receivables	34.3%	37.2%	40.7%
Quarterly DSO (in days) (1)	15	12	12

(1)
We calculate DSO by dividing net receivables, including both student receivables and other receivables, by quarterly average daily revenue. Quarterly average daily revenue is computed by dividing total quarterly revenue by the total number of days in the quarter.

        Other Current Assets.    The decrease in other current assets is primarily attributable to the remission during the first quarter of 2007 of taxes of approximately $15.4 million withheld as of December 31, 2006, in connection with December 2006 stock option exercises and an approximately $5.4 million increase in tenant improvement receivables.

        Goodwill.    The increase in goodwill is primarily attributable to goodwill of approximately $28.8 million recorded in connection with our January 2007 acquisition of Istituto Marangoni.

        Accounts Payable.    Our accounts payable balance as of September 30, 2007, included $2.6 million which is attributable to our Istituto Marangoni schools, which we acquired in January 2007.

        Deferred Tuition Revenue.    The increase in deferred tuition revenue is primarily attributable to advances in cash tuition receipts for July 2007 student starts in our Colleges and International segments. The increase in deferred tuition revenues in our International segment was primarily attributable to a $19.8 million balance in deferred tuition revenue as a result of the Istituto Marangoni acquisition in January of 2007. Historically, a majority of our schools have a significant increase in student starts during the month of July.

        Treasury Stock.    As discussed above, during the nine months ended September 30, 2007, we repurchased approximately 0.9 million shares of our common stock for approximately $24.3 million at an average price of approximately $26.86 per share.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We use various techniques to manage our market risk, including, from time to time, the use of derivative financial instruments. We do not use derivative financial instruments for speculative purposes.

Interest Rate Exposure

        Our borrowings under our credit agreements bear annual interest at variable rates tied to the prime rate and the Eurocurrency rate. Total outstanding borrowings under these credit agreements were $11.0 million and $11.5 million as of September 30, 2007, and December 31, 2006, respectively.

        The weighted average interest rate of borrowings under our credit agreements was 4.66% as of September 30, 2007, and December 31, 2006, respectively.

        In addition, we had capital lease obligations totaling $3.5 million as of September 30, 2007, and December 31, 2006, respectively.

        We estimate that the book value of our investments, debt instruments, and any related derivative financial instruments approximated their fair values as of September 30, 2007, and December 31, 2006. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

Foreign Currency Exposure

        We are subject to foreign currency exchange exposures arising from current and anticipated transactions denominated in currencies other than the U.S. dollar and the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts. Specifically, we are subject to risks associated with fluctuations in the value of the Euro, the Canadian dollar, and the British pound vis-à-vis the U.S. dollar. Our investment in our foreign operations as of September 30, 2007, was not significant to our consolidated financial position, and the book values of the assets and liabilities of such foreign operations as of September 30, 2007, approximated their fair values.

        In addition, as of September 30, 2007, we had borrowings outstanding under our U.S. Credit Agreement of $11.0 million denominated in €7.7 million.

        We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in foreign currency exchange rates is not significant.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We completed an evaluation as of the end of the period covered by this Report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 ("Exchange Act"), as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        Note 7 "Commitments and Contingencies" to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the nine months ended September 30, 2007:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2007—January 31, 2007	—	$—	—	$133,761,949
February 1, 2007—February 28, 2007	—	—	—	133,761,949
March 1, 2007—March 31, 2007	1,642,687	30.42	1,642,687	83,794,797
April 1, 2007—April 30, 2007	918,600	30.29	918,600	55,968,815
May 1, 2007—May 31, 2007	481,436	33.37	481,436	339,903,915
June 1, 2007—June 30, 2007	917,756	33.85	917,756	308,841,173
July 1, 2007—July 31, 2007	—	—	—	308,841,173
August 1, 2007—August 31, 2007	—	—	—	308,841,173
September 1, 2007—September 30, 2007	905,573	26.86	905,573	$284,521,335

Total	4,866,052	$30.67	4,866,052

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

Item 5    Other Information

        On October 31, 2007, we repaid in full and subsequently terminated our existing credit agreement and entered into a new, five year, $185 million unsecured credit agreement ("Credit Agreement"). The parties to the Credit Agreement are Career Education Corporation, CEC Europe, LLC & Investors S.C.S., Bank of America, N.A., JP Morgan Chase Bank, N.A., SunTrust Bank, and other lenders named therein. Further disclosure concerning the Credit Agreement is included herein in Note 16 to the notes to our unaudited condensed consolidated financial statements. A copy of the Credit Agreement is also included as Exhibit 10.19 hereto.

Item 6.    Exhibits

(a) Exhibits
10.19
Credit Agreement dated as of October 31, 2007 among the Company, as borrower, CEC Europe, LLC & Investors S.C.S., as borrower, Bank of America, N.A., as Administrative Agent, JP Morgan Chase Bank N.A., as Syndication Agent, SunTrust Bank, as documentation agent, and other lenders named therein.
18.0	Ernst & Young LLP Letter of Preferability.
31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION
Date: November 5, 2007	By:	/s/ GARY E. MCCULLOUGH Gary E. McCullough President and Chief Executive Officer (Principal Executive Officer)
Date: November 5, 2007	By:	/s/ MICHAEL J. GRAHAM Michael J. Graham Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
CAREER EDUCATION CORPORATION AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share amounts)
CAREER EDUCATION CORPORATION AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share and per share amounts)
CAREER EDUCATION CORPORATION AND SUBSIDIARIES UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (In thousands)
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
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
  Item 5 Other Information
  Item 6. Exhibits
SIGNATURES