Form 10-K
period 2007-12-31
CAREER EDUCATION CORP
filed 2008-02-28
CIK 1046568

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant, based upon the $33.77 per share closing sale price of the Registrant’s common stock on June 29, 2007 (the last business day of the Registrant’s most recently completed second quarter), was approximately $2,463,813,171. For purposes of this calculation, the Registrant’s directors and executive officers and holders of 10% or more of the Registrant’s outstanding shares of voting common stock have been assumed to be affiliates, with such affiliates holding an aggregate of 19,868,573 shares of the Registrant’s voting common stock on June 29, 2007.

Number of shares of Registrant’s common stock, par value $0.01, outstanding as of February 26, 2008, was 90,444,380.

Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

CAREER EDUCATION CORPORATION

FORM 10-K

i

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed herein under the caption “Risk Factors” that could cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason.

ITEM 1.	BUSINESS

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company,” and “CEC” refer to Career Education Corporation and our wholly-owned subsidiaries. The terms “school” and “university” each refer to an individual, branded, proprietary educational institution, owned by us and including its campus locations. The term “campus” refers to an individual main or branch campus operated by one of our schools.

BUSINESS OVERVIEW

We are a dynamic educational services company committed to quality, career-focused learning and led by passionate professionals who inspire individual worth and lifelong achievement. With approximately 89,500 students, we are one of the world’s leading on-ground providers of private, for-profit, postsecondary education and have a substantial presence in online education. Our schools and universities prepare students for professionally and personally rewarding careers through the operation of more than 75 on-ground campuses located throughout the United States, France, Canada, Italy and the United Kingdom and three fully-online academic programs.

Our schools and universities offer doctoral degree, master’s degree, bachelor’s degree, associate degree, and non-degree certificate and diploma programs in the following core career-oriented disciplines:

•	Culinary Arts: Programs include culinary arts, hotel and restaurant management, and baking and pastry arts.

•

Visual Communication and Design Technologies: Programs include desktop publishing, graphic design, fashion design and merchandising, interior design, graphic imaging, web page design, animation, photography, game design, digital film and media and visual journalism.

•

Health Education: Programs include medical assistance, medical billing and coding, massage therapy, pharmacy technician, diagnostic medical ultrasound, cardiovascular technician, surgical technician, dental assistance and medical office administration.

•

Business Studies: Programs include business administration, business operations, merchandising management, business administration and marketing, paralegal studies, hospitality management, criminal justice and education.

•

Information Technology: Programs include PC/LAN, PC/Net, computer technical support, computer network operation, computer information management, computer science, computer engineering and computer programming.

We evaluate our business based on our operating segments, which we define as our operating divisions. Each of our school and university operating divisions represents a group of for-profit, postsecondary schools that offer a variety of degree and non-degree academic programs and are differentiated based on a variety of criteria including, but not limited to, brand name, academic offerings, and geographic location. As of December 31, 2007, we had six school reportable segments, consisting of Academy, Colleges, Culinary Arts, Health Education, International and University.

Academy includes our International Academy of Design and Technology (“IADT”) campuses that collectively offer academic programs primarily in the career-oriented discipline of visual communications and design technologies in an online, classroom or laboratory setting.

Colleges includes schools that collectively offer academic programs in our core career-oriented disciplines of business studies, health education, information technology, and visual communications and design technologies in a classroom or laboratory setting.

Culinary Arts includes our Le Cordon Bleu (“LCB”) and Kitchen Academy schools that collectively offer culinary arts programs in the career-oriented disciplines of culinary arts, baking and pastry arts, and hotel and restaurant management primarily in a classroom or kitchen setting.

Health Education primarily includes our Sanford-Brown schools that collectively offer academic programs in the career-oriented disciplines of health education, business studies, visual communications and design technologies, and information technology in a classroom or laboratory setting.

International includes our INSEEC Group schools and, effective January 25, 2007, Istituto Marangoni schools located in France, Italy and the United Kingdom, which collectively offer academic programs in the career-oriented disciplines of business studies, fashion and design, and visual communication and technologies in a classroom or laboratory setting.

University includes our American InterContinental University (“AIU”) and Colorado Technical University (“CTU”) universities that collectively offer academic programs in the career-oriented disciplines of business studies, visual communication and design technologies, health education, information technology, criminal justice, and education in an online, classroom, or laboratory setting.

See Note 18 “Segment Reporting” and Note 20 “Subsequent Events” of the notes to our consolidated financial statements for further discussion.

INDUSTRY BACKGROUND AND COMPETITION

The postsecondary education industry includes approximately 6,800 institutions that participate in federally-sponsored financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended (“HEA”), which we refer to as “Title IV Programs.” According to the National Center for Education Statistics (“NCES”), during the 2005-2006 school year, postsecondary education enrolled approximately 17.5 million students generating estimated revenues of $364 billion. Postsecondary education institutions are generally grouped into one of three sectors: (1) public, not-for-profit, (2) private, not-for-profit and (3) private, for-profit. According to the NCES, the private for-profit sector included approximately 2,700 institutions with approximately 2.1 million students during the 2006-2007 academic school year. This sector has grown 15.4% annually between 1995 and 2005.

The postsecondary education industry is highly fragmented, with no one provider controlling significant market share. Students choose among providers based on programs and degrees offered, program flexibility and convenience, quality of instruction, placement rates, reputation and recruiting effectiveness. Such multi-faceted market fragmentation results in significant differentiation among various education providers, limited direct competition and minimal overlap between for-profit providers.

Our primary competitors in the publicly-traded, for-profit postsecondary education industry are: Apollo Group, Corinthian Colleges, DeVry, ITT Educational Services, Capella Education and Strayer Education. We also compete with a number of privately held, for-profit postsecondary institutions, including Education Management Corporation and Laureate Education, Inc.

BUSINESS AND OPERATING STRATEGY

To compete successfully in today’s demanding workplace, individuals require a solid educational foundation that provides them with the knowledge and skills they will use on the job. Our business and operating strategy is focused on educating students for jobs in specific fields in the postsecondary education market, and enabling our schools to meet the needs and demands of our students. We have aligned our strategic plan on five broad choices:

Grow Our Core Educational Institutions

AIU, CTU, IADT, LCB and Sanford-Brown generate in excess of 80% of our revenue and operating income. We are going to focus our time, energy, and resources on theses five brands. We will adequately resource the remaining brands, but will be more judicious in allocating our internal resources and in prioritizing certain functional activities. As we look to delineate our core educational institutions, we may determine that certain schools do not meet our expected level of performance, at which time we will need to determine whether they have a long-term place in our portfolio.

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

As of December 31, 2007, seven of our campuses were in the start-up stage. Our IADT San Antonio, TX, campus began instructing students in April 2007 and our IADT Sacramento, CA campus began instructing students in May 2007. Our LCB Dallas, TX campus began instructing students in October 2007 and our LCB Boston, MA campus is currently enrolling students and expects to begin instructing students in the second quarter of 2008. The Kitchen Academy in Sacramento, CA, has been instructing students since February 2007, and our two Kitchen Academy locations in Seattle, WA, and St. Peters, MO, expect to begin enrolling and instructing students in 2008.

For students whose lifestyles demand a non-traditional learning environment, our schools’ fully-online platforms, AIU Online and CTU Online, which are part of our University segment, deliver a quality educational experience through 100% Internet-based courses. Our schools’ fully-online platforms provide us with an opportunity to expand our business both domestically and internationally. We will continue to invest resources in this rapidly growing area of fully-online education to promote organic growth. We will also continue to explore the option of expanding our online presence through the offering of fully-online platforms at our on-ground schools and the introduction of new program offerings to our schools’ existing fully-online platforms. In July 2007, we launched our IADT online platform.

Along with our fully-online platforms, we continue to develop our blended learning model, which capitalizes on our universities’ online platforms’ virtual campus platform and enables students at our on-ground campuses to complete a portion of their academic program on-ground and a portion of their academic programs utilizing our universities’ online platforms’ virtual campus. We believe that our blended learning model provides our current and prospective students with the program flexibility that they desire.

Enter New Markets

We will continue to seek to grow our education institutions through geographic and programmatic extensions. We currently operate in 22 U.S. States and four countries outside of the U.S. We believe there are growth opportunities not only within the U.S. but also internationally, including Asia and Latin America.

We continue to be committed to delivering shareholder value through quality long-term growth that is strategic, targeted and sustainable. Key components of our growth strategy include the growth of our online campuses, the establishment of new programs at our existing schools, the opening of new start-up or satellite campuses of our existing schools, the expansion of our blended learning model, and the pursuit of international expansion opportunities. We believe we can achieve quality, sustainable, long-term revenue and profitability growth by fostering organic growth within our core businesses and executing a strategic acquisition strategy that focuses on underserved domestic and international markets.

Improve Academic and Operational Effectiveness

As we look for opportunities to add and expand our presence, we are also striving for continuous improvement in our existing business. This includes not only looking for opportunities to improve service through standardizing and centralizing processing and leveraging technology, but also in expanding our development of new curricula and programs. We are focused on seeking out opportunities to leverage best practices across our existing business.

To effectively service the educational needs of our students, our schools offer a full range of educational options, including doctoral degree, master’s degree, bachelor’s degree, associate degree, and non-degree certificate and diploma programs. Our schools focus on these five core curricula that we believe have traditionally provided quality employment opportunities for well-prepared graduates.

Build our Reputation and External Relationships

We are committed to maintaining an industry-leading compliance program. We have developed rules, policies and standards to guide the conduct of our employees. Our compliance objectives include the development of processes and controls to help ensure compliance with applicable rules, standards and laws. We believe that a key to meeting these objectives is our continued emphasis on individual and organizational responsibility for compliance. Additionally, we have utilized technology to improve the design and operation of our network of compliance controls and develop tools that enable our corporate and school personnel to proactively monitor their overall compliance environment for indicators of potential compliance issues.

Grow and Develop Our People

We strive to be an employer of choice and to ensure that we attract and retain highly skilled and motivated individuals at our schools and corporate offices to achieve operational and educational excellence throughout our organization. A significant part of our strategy will focus on providing our employees with formalized career succession plans, implementing new employee training programs, and aligning compensation programs to reward individuals for their contribution towards our success.

Student Recruitment and Admissions

Our schools seek highly motivated, career-oriented students with both the desire and ability to complete their academic programs of choice. To promote interest among potential students, each of our schools engages in a wide variety of marketing activities. Each of our campuses has an admissions office whose staff is responsible for identifying individuals interested in enrolling at the campuses. Admissions representatives serve as prospective students’ primary contacts, providing information to help them make informed enrollment decisions and to assist them with the completion of the enrollment process. As of December 31, 2007 our schools employed approximately 2,220 admissions representatives servicing our students and potential students.

We seek to increase enrollment at each of our schools through concentrated local, regional, national and Internet-based marketing programs designed to maximize each campus’ market penetration. We continually strive to design marketing programs tailored to each of our campuses that highlight the quality of the educational programs offered and the job opportunities available to graduates of these programs.

The following table represents our estimated percentage of student starts generated by leads obtained from various marketing sources during the years ended December 31, 2007 and 2006:

	Year Ended December 31,
	2007	2006
Internet	70%	68%
Referrals	14%	15%
Television and print	11%	12%
High school presentations	3%	3%
Direct mailings	1%	1%
Other	1%	1%

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

Student Academics and Retention

Our schools and universities offer a wide array of career-based programs at varying degree levels that engage a student’s passion from the first term through graduation in a classroom, laboratory, kitchen or online setting. We offer academic programs in the core career-oriented disciplines of business studies, visual communication and design technologies, health education, culinary arts and information technology. Instruction is provided by our educators on a one-on-one basis, in small groups, or in large groups. Methods of instructional delivery include lectures and demonstrations, and our students’ skills are further developed through the completion of assignments, projects and examinations, including those conducted in a laboratory or kitchen setting that allow students to develop practical hands-on experience. Online instructional activities may include web-based chats, threaded discussions and video presentations.

We continually emphasize the importance of student retention at each of our schools. As is the case at any postsecondary educational institution, a portion of our students fail to complete their academic programs for a variety of personal, financial or academic reasons. Our experience indicates that increases in revenue and profitability can be achieved through modest improvements in student retention rates. Furthermore, the costs to our schools of retaining current students are generally much less than the expense of the marketing efforts associated with attracting new students. Our schools’ consolidated retention rates for the years ended December 31, 2007, 2006, and 2005, were approximately 67.7%, 66.2%, and 65.2%, respectively. These rates were determined in accordance with the standards set forth by the Accrediting Council for Independent Colleges and Schools (“ACICS”) to provide a common formula for all of our schools regardless of their accreditor.

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

Each of our campuses has a career services department whose primary responsibility is to assist our students in obtaining employment in their chosen fields of study after graduation. Career services staff members provide our students with a variety of career development instruction, which addresses, among other things, the preparation of resumes and cover letters, interviewing skills, networking and other essential job-search tools, as well as ongoing career service resources, which are generally available to both current students and alumni. Career services staff members assist students in identifying part-time employment, including participation in internship programs, while our students pursue their education. Part-time employment opportunities are an important part of our campuses’ overall success strategy, as these opportunities may lead to permanent positions for our students after graduation.

As of December 31, 2007, we employed approximately 255 individuals in the career services departments of our campuses. In addition to our career services personnel, we have many externship coordinators who help students obtain externships that prepare them to effectively compete in the employment market.

Curriculum and Faculty Development

We believe that the quality and relevance of our schools’ curriculum is a key component of the success of our overall business strategy. Prospective students choose, and employers recruit from, career-oriented educational institutions based primarily on the type and quality of the curriculum offered and the education provided. The curriculum development efforts of our schools are a direct product of relationships and partnerships with the business and professional communities of the employers that our schools serve. Each of our individual campuses has one or more program advisory boards comprised of local and regional community members who are engaged in businesses directly related to that campus’ educational offerings.

School Administration

Each of our regionally-accredited schools is overseen by a governing board that includes independent representation reflecting the public interest. These governing boards have broad and significant influence upon the schools’ programs and operations, play an active role in policy-making, and ensure that the financial resources of their schools are adequate to provide a sound educational program. In furtherance of that mission, each governing board develops policies appropriate to the needs of the school and works closely with the respective school’s administration, or, in the case of our AIU and CTU multi-campus school systems, with those responsible for the centralized administration of the school, to, among other things, establish a climate for articulating and promoting the educational vision of the school.

Certain of our other schools have also established governing boards that assist with the development of the academic and operating strategy for the schools. These governing boards generally are comprised of several members of the local community who do not have an ownership interest in the school and one or more campus or corporate employees. Corporate management works closely with each of the governing boards to ensure compatibility among the governing board’s objectives, the school’s educational mission and our overall business and operating strategy.

Student Population

Our student population for continuing operations as of January 31, 2008 and 2007 was approximately 89,500 students and 84,700 students, respectively. Included in total student population for continuing operations as of January 31, 2008 and 2007, were approximately 31,940 students and 28,600 students, respectively, enrolled in our University and Academy segments’ fully-online academic platforms. Total student population for continuing operations by operating segment as of January 31, 2008 and 2007, and related student population demographic information as of December 31, 2007 and 2006, were as follows:

Student Population by Segment:

	As of January 31,
	2008	2007
University segment	40,400	38,400
Culinary Arts segment	10,900	10,900
Health Education segment(1)	13,500	11,600
Colleges segment(2)	7,700	8,700
Academy segment(3)	8,400	7,500
International segment	8,600	7,600

	89,500	84,700

(1)	Health Education segment student population excludes SBI Springfield, MA, which was taught out in September 2007.
(2)	Colleges segment student population excludes the Brooks College, Long Beach and Sunnyvale, CA campuses, which are currently being taught out.
(3)	Academy segment student population excludes IADT Pittsburgh, PA and IADT Toronto, Canada, which are currently being taught out.

Online Student Population:

	As of January 31,
	2008	2007
AIU Online(1)	15,600	16,300
CTU Online(1)	15,900	12,300
Academy Online	440	—

Total online	31,940	28,600

(1)	AIU Online and CTU Online student populations are included in the University segment of the student population by segment table.

Student Population by Age Group:

	As a Percentage of Total Student Population as of December 31,
Age Group	2007	2006
Under 21	20%	21%
21 to 30	47%	47%
Over 30	33%	32%

Student Population by Core Curricula:

	As a Percentage of Total Student Population as of December 31,
	2007	2006
Business Studies	44%	44%
Visual Communication and Design Technologies	21%	23%
Health Education	16%	14%
Culinary Arts	12%	12%
Information Technology	7%	7%

Student Population by Degree Granting Program:

	As a Percentage of Total Student Population as of December 31,
	2007	2006
Doctoral, Master’s, Bachelor’s Degree	41%	51%
Associate Degree	43%	34%
Certificate	16%	15%

Student Starts by Segment:

Total student starts for continuing operations during the years ended December 31, 2007 and 2006, were approximately 95,500 students and 89,700 students, respectively. Included in total student starts for continuing operations during the years ended December 31, 2007 and 2006, were approximately 44,700 and 42,400 student starts, respectively, enrolled in our University and Academy segments’ fully-online academic platforms. Total student starts for continuing operations by operating segment for the years ended December 31, 2007 and 2006, were as follows:

	For the Year Ended December 31,
	2007	2006
University segment	51,300	50,000
Culinary Arts segment	11,700	10,900
Health Education segment(1)	15,300	13,600
Colleges segment(2)	4,700	5,400
Academy segment(3)	6,000	5,300
International segment(4)	6,500	4,500

	95,500	89,700

(1)	Health Education segment student starts exclude SBI Springfield, MA, which was taught out in September 2007.
(2)	Colleges segment student starts exclude the Brooks Colleges, Long Beach and Sunnyvale, CA campuses, which are currently being taught out.
(3)	Academy segment student starts exclude IADT Pittsburgh, PA and IADT Toronto, Canada, which are currently being taught out.
(4)	International segment student starts for 2007 include student starts for Istituto Marangoni, which was acquired in January 2007.

Certain other key information regarding each of our operating divisions, schools and campuses is summarized in the following table:

SCHOOL AND CAMPUS INFORMATION TABLE

School and Campus Locations	Website	Year School Founded		Date Acquired / Opened(1)		Principal Curricula(2)
ACADEMY DIVISION:
International Academy of Design & Technology (“IADT”)		1977	(3)			B, IT, VC
IADT-Chicago, Chicago, IL	www.iadtchicago.edu			6/97
IADT-Detroit, Troy, MI	www.iadtdetroit.com			10/03	*
IADT-Las Vegas, Henderson, NV	www.iadtvegas.com			4/04	*
IADT-Nashville, Nashville, TN	www.iadtnashville.com			7/04	*
IADT-Orlando, Orlando, FL	www.iadt.edu			4/01	*
IADT-Sacramento, Sacramento, CA	www.iadt.sacramento.com			5/07	*
IADT-San Antonio, San Antonio, TX	www.iadtsanantonio.com			4/07	*
IADT-Schaumburg, Schaumburg, IL	www.iadtschaumburg.com			1/04	*
IADT-Seattle, Seattle, WA	www.iadtseattle.com			10/04	*
IADT-Tampa, Tampa, FL	www.academy.edu			6/97

COLLEGES DIVISION:
Briarcliffe College	www.bcl.org	1966		4/99		B, IT, VC
Briarcliffe College, Bethpage and Queens, NY(4)
Briarcliffe College, Patchogue, NY
Brooks Institute, Santa Barbara and Ventura, CA(4)	www.brooks.edu	1945		6/99		VC
Brown College, Mendota Heights and Brooklyn Center, MN(4)	www.browncollege.edu	1946		10/95		B, HE, IT, VC
Collins College, Tempe and Phoenix, AZ(4)	www.collinscollege.edu	1978		1/94		IT, VC
Harrington College of Design, Chicago, IL	www.interiordesign.edu	1931		1/99		VC

CULINARY ARTS DIVISION:
California Culinary Academy, San Francisco, CA	www.baychef.com	1977		4/00		CA
California School of Culinary Arts, Pasadena, CA	www.csca.edu	1994		3/98		CA
The Cooking & Hospitality Institute of Chicago, Chicago, IL	www.chic.edu	1983		2/00		CA
Kitchen Academy, Hollywood, CA	www.kitchenacademy.com	2005		7/05	*	CA
Kitchen Academy, Sacramento, CA		2007		2/07	*	CA
Le Cordon Bleu College of Culinary Arts (“LCB”)						CA
LCB-Atlanta, Tucker, GA	www.atlantaculinary.com	2003		10/03	*
LCB-Dallas, Dallas, TX	www.dallasculinary.com	2007		10/07	*
LCB-Las Vegas, Las Vegas, NV	www.vegasculinary.com	2003		7/03	*
LCB-Miami, Miramar, FL	www.miamiculinary.com	2003		6/04	*
LCB-Minneapolis/St. Paul, Mendota Heights, MN	www.twincitiesculinary.com	2000		2/05	*

School and Campus Locations	Website	Year School Founded	Date Acquired / Opened(1)		Principal Curricula(2)
Orlando Culinary Academy, Orlando, FL	www.orlandoculinary.com	2002	7/02	*	CA
Pennsylvania Culinary Institute, Pittsburgh, PA	www.pci.edu	1986	12/01		CA
Scottsdale Culinary Institute, Scottsdale, AZ	www.chefs.edu	1986	10/98		CA
Texas Culinary Academy, Austin, TX	www.tca.edu	1985	8/01		CA
Western Culinary Institute, Portland, OR	www.wci.edu	1983	10/96		CA

HEALTH EDUCATION DIVISION:
Missouri College, St. Louis, MO	www.missouricollege.com	1963	9/02		HE, IT, VC
Sanford-Brown College (“SBC”)	www.sanford-brown.edu	1866(3)	7/03		B, HE, IT
SBC-Collinsville, Collinsville, IL
SBC-Cleveland, Middleburg Heights, OH
SBC-Fenton, Fenton, MO
SBC-Hazelwood, Hazelwood, MO
SBC- St. Peters, St. Peters MO
SBC-Milwaukee, West Allis, WI			6/05*
Sanford-Brown Institute (“SBI”)	www.sanford-brown.edu	1977(3)	7/03		HE
SBI-Atlanta, Atlanta, GA
SBI-Dallas, Dallas, TX
SBI-Ft. Lauderdale, Ft. Lauderdale, FL
SBI-Garden City, Garden City, NY
SBI-Houston, Houston, TX			10/03*
SBI-North Loop, Houston, TX
SBI-Iselin, Iselin, NJ
SBI-Jacksonville, Jacksonville, FL
SBI-Landover, Landover, MD
SBI-New York, New York, NY
SBI-Tampa, Tampa, FL
SBI-Philadelphia, Trevose, PA
SBI-White Plains, White Plains, NY
Western School of Health and Business Careers (“Western”)	www.western-school.com	1980	8/03		B, HE, IT
Western, Pittsburgh, PA
Western, Monroeville, PA

INTERNATIONAL DIVISION:
The International GROUP	www.inseec-france.com	1975(3)	2/03		B, HE, VC
CEFIRE, Paris, France
ECE Bordeaux, Bordeaux, France
ECE Lyon, Lyon, France
INSEEC Bordeaux, Bordeaux, France
INSEEC Paris, Paris, France
MBA Institute, Paris, France
Sup de Pub, Paris, France
Sup Sante, Lyon, France
Sup Sante, Paris, France
Istituto Marangoni, Milan, Italy; London, England; Paris, France		1935	1/07		VC

School and Campus Locations	Website	Year School Founded		Date Acquired / Opened(1)	Principal Curricula(2)
UNIVERSITY DIVISION:
American InterContinental University (“AIU”)	www.aiuniv.edu	1970	(3)	1/01	B, IT, VC
AIU-Buckhead, Atlanta, GA
AIU-Dunwoody, Atlanta, GA
AIU-Houston, Houston, TX				10/03
AIU-London, London, England
AIU-Los Angeles, Los Angeles, CA(5)
AIU-Online	www.aiuonline.edu
AIU-South Florida, Weston, FL
Colorado Technical University (“CTU”)	www.coloradotech.edu	1965	(3)	7/03	B, HE, IT, VC
CTU Colorado Springs, Colorado Springs and Pueblo, CO(4)
CTU Denver, Denver and Denver North, CO(4)
CTU North Kansas City, North Kansas City, MO
CTU Online
CTU Sioux Falls, Sioux Falls, SD

(1)	Represents the date on which we acquired the school or individual campus. Start-up campuses that we opened after the initial school acquisition are marked by an “*.” For start-up campuses, the date opened corresponds to the date on which students first matriculated.
(2)	Our schools offer degree and diploma programs within our core curricula of business studies (“B”), culinary arts (“CA”), health education (“HE”), information technology (“IT”), and visual communication and design technologies (“VC”). All of our campuses are degree-granting, with the exception of Kitchen Academy and our Sanford-Brown campuses located in Georgia, New York, Maryland, New Jersey and Texas, except for the Houston location.
(3)	Represents the year during which the first campus was founded.
(4)	The first location listed represents the school’s main campus location and the second location listed represents a satellite campus of the school. We define a satellite campus as a separate location of a main or branch campus that is in reasonable geographic proximity to, and is managed by, the related main or branch campus. Satellite campuses are not included in our campus count.
(5)	In February 2008, we announced our intention to teach-out this campus.

The table above excludes schools that, as of December 31, 2007, were held for sale, schools and campuses that have been or are currently being taught-out, and schools and campuses sold. Selected information regarding each of our schools and campuses that was held for sale or sold, along with our teach-out campus locations, is summarized in the following table:

SCHOOLS AND CAMPUSES HELD FOR SALE, SOLD, OR BEING TAUGHT-OUT INFORMATION TABLE

School and Campus Locations	Date Acquired / Opened	Date Closed / Sold
HELD FOR SALE

Gibbs College(1):	5/97	N/A
Gibbs College, Cranston, RI
Gibbs College, Livingston and Piscataway, NJ
Gibbs College, Norwalk and Farmington, CT
Gibbs College of Boston, Inc. a private two-year college, Boston, MA
Katharine Gibbs School, Melville, NY
Katharine Gibbs School, New York, NY
Katharine Gibbs School, Norristown, PA	4/01	N/A
Katharine Gibbs School, Piscataway, NJ
Gibbs College, Vienna, VA	12/99	N/A
Lehigh Valley College (1), Center Valley, PA	10/95	N/A
McIntosh College (1), Dover, NH	3/99	N/A

TEACH-OUT
Brooks College:
Brooks College, Long Beach, CA	10/94	N/A
Brooks College, Sunnyvale, CA	10/02	N/A
International Academy of Design & Technology:
IADT-Fairmont, Fairmont, WV	2/97	3/06
IADT-Pittsburgh, Pittsburgh, PA	2/97	N/A
IADT-Ottawa, Ottawa, Canada	9/00	3/05
IADT-Toronto, Toronto, Ontario, Canada	6/97	N/A
Sanford-Brown Institute, Springfield, MA	7/03	9/07

SOLD

International Academy of Design & Technology,
IADT-Montreal, Montreal, Canada	6/97	3/05

(1)	In February 2008, we announced our intention to teach-out all of these schools, with the exception of Katharine Gibbs School, Melville, NY and Gibbs College, Vienna, VA.

ACCREDITATION

In the United States, accreditation is a process through which an institution submits itself to qualitative review by an organization of peer institutions. Accrediting agencies primarily examine the academic quality of the instructional programs of an institution, and a grant of accreditation is generally viewed as certification that an institution’s programs meet generally accepted academic standards. Accrediting agencies also review the administrative and financial operations of the institutions they accredit to ensure that each institution has the resources to perform its educational mission.

Pursuant to provisions of HEA, the U.S. Department of Education (“ED”) relies on accrediting agencies to determine whether institutions’ educational programs qualify the institutions to participate in federal financial aid programs under Title IV of the HEA. The HEA and its implementing regulations specify certain standards that all recognized accrediting agencies must adopt in connection with their review of postsecondary institutions. All of our U.S. campuses are accredited by one or more accrediting agencies recognized by the ED.

A listing of our U.S.-accredited schools, including all main and branch campus locations for regulatory purposes, and relevant accreditation information as of December 31, 2007 is provided in the following table:

ACCREDITATION TABLE

School, Main Campus Location (Branch campuses are in parentheses)	Accreditor(1)	Year of Accreditation Expiration(2)
American InterContinental University
Atlanta/Buckhead, GA (Atlanta/Dunwoody, GA; Weston, FL; Los Angeles, CA; Houston, TX; London, England; Online)	SACS	2012(3)

Briarcliffe College
Bethpage, NY (Patchogue, NY)	MSA	2011

Brooks College
Long Beach, CA (Sunnyvale, CA)	ACCJC	2010

Brooks Institute
Santa Barbara, CA	ACICS	2010

Brown College
Mendota Heights, MN	ACCSCT	2011

California Culinary Academy
San Francisco, CA	ACCSCT	2010

California School of Culinary Arts
Pasadena, CA (Kitchen Academy, Hollywood, CA)	ACICS	2012

Collins College
Tempe, AZ	ACCSCT	2010

Colorado Technical University
Colorado Springs, CO (Denver, CO; North Kansas City, MO; Sioux Falls, SD; Online)	NCA	2012

The Cooking & Hospitality Institute of Chicago
Chicago, IL	NCA	2008

Gibbs College
Cranston, RI	ACICS	2009

Gibbs College
Livingston, NJ (Katharine Gibbs School, Piscataway, NJ)	ACICS	2013

Gibbs College
Norwalk, CT (Farmington, CT)	ACICS	2011

Gibbs College
Vienna, VA	ACICS	2010

School, Main Campus Location (Branch campuses are in parentheses)	Accreditor(1)	Year of Accreditation Expiration(2)
Gibbs College of Boston, Inc, a private two-year college
Boston, MA	ACICS	2008

Harrington College of Design
Chicago, IL	ACICS	2008

International Academy of Design & Technology
Chicago, IL (Troy, MI; Schaumburg, IL)	ACICS	2008

International Academy of Design & Technology
Nashville, TN (Pittsburgh, PA)	ACICS	2013

International Academy of Design & Technology
Tampa, FL (Orlando, FL; Henderson, NV; Sacramento, CA; San Antonio, TX; Seattle, WA; Orlando Culinary Academy, Orlando, FL)	ACICS	2010

Katharine Gibbs School
Melville, NY	ACICS	2009

Katharine Gibbs School
New York, NY (Norristown, PA)	ACICS	2008

Lehigh Valley College
Center Valley, PA	ACICS	2009

McIntosh College
Dover, NH	NEASC	2008

Missouri College
St. Louis, MO	ACCSCT	2011

Pennsylvania Culinary Institute
Pittsburgh, PA (Le Cordon Bleu College of Culinary Arts Miami, Miramar, FL)	ACCSCT	2010(4)

Sanford-Brown College
Fenton, MO (Collinsvile, IL; St. Peters, MO)	ACICS	2011

Sanford-Brown Institute
Atlanta, GA (Houston, TX; Houston/North Loop, TX; Landover, MD; Ft. Lauderdale, FL; New York, NY; Trevose, PA;
Sanford-Brown College, Middleburg Heights, OH; Sanford-Brown College, Hazelwood, MO)	ACICS	2008

Sanford-Brown Institute
Dallas, TX (Garden City, NY)	ACICS	2008

Sanford-Brown Institute
Jacksonville, FL (Iselin, NJ; Tampa, FL; Sanford-Brown College, West Allis, WI)	ACICS	2007(5)

Sanford-Brown Institute
White Plains, NY	ACICS	2013

Scottsdale Culinary Institute
Scottsdale, AZ (Le Cordon Bleu College of Culinary Arts Las Vegas, Las Vegas, NV)	ACCSCT	2010

School, Main Campus Location (Branch campuses are in parentheses)	Accreditor(1)	Year of Accreditation Expiration(2)
Texas Culinary Academy
Austin, TX (Le Cordon Bleu Institute of Culinary Arts Dallas, Dallas, TX; Kitchen Academy, Sacramento, CA)	ACICS	2009

Western Culinary Institute
Portland, OR (Le Cordon Bleu College of Culinary Arts Atlanta, Tucker, GA; Le Cordon Bleu College of Culinary Arts Minneapolis/ St. Paul, Mendota Heights, MN)	ACCSCT	2012(6)

Western School of Health and Business Careers
Pittsburgh, PA (Monroeville, PA)	ACCSCT	2009

(1)	Below is a key to the accreditation abbreviations used in the table:
a.	ABHES—Accrediting Bureau of Health Education Schools
b.	ACCSCT—Accrediting Commission of Career Schools and Colleges of Technology
c.	ACICS—Accrediting Council for Independent Colleges and Schools
d.	MSA—Middle States Association of Colleges and Schools, Commission on Higher Education
e.	NEASC—New England Association of Schools and Colleges, Commission on Technical and Career Institutions
f.	NCA—North Central Association of Colleges and Schools, Higher Learning Commission
g.	SACS—Southern Association of Colleges and Schools, Commission on Colleges
h.	ACCJC—Western Association of Schools and Colleges, Accrediting Commission for Community and Junior Colleges
(2)	Status as of February 26, 2008.
(3)	In December 2007, AIU was notified by SACS that it had been removed from probationary status and AIU’s accreditation remains in good standing. See Note 13 “Commitments and Contingencies—Accrediting Body Matters” of the notes to our consolidated financial statements for further discussion of this matter
(4)	Accreditation for the Miramar branch campus expires in 2011.
(5)	Accreditation has been extended through April 30, 2008, while the school completes the reaccreditation process.
(6)	Accreditation for the Tucker branch campus expires in 2010.

Programmatic accreditation, while not a sufficient basis for institutional Title IV Program certification by the ED, enables graduates to practice or otherwise secure appropriate employment in their chosen field and has been granted by the following accrediting agencies with respect to the following individual programs taught at certain of our campuses:

PROGRAMATIC ACCREDITATION TABLE

Accrediting Body	Campus	Program Accredited
Accreditation Council for Occupational Therapy Education	Sanford-Brown College, Hazelwood	Occupational therapy assistant program

American Society of Health Systems Pharmacists	Western School of Health and Business Careers, Monroeville	Pharmacy technician program

Accreditation Board for Engineering and Technology	Colorado Technical University, Colorado Springs	Engineering programs

Accrediting Bureau of Health Education Schools	Colorado Technical University, North Kansas City; McIntosh College, Sanford-Brown College, Collinsville, Hazelwood, and Middleburg Heights; Sanford-Brown Institute, Atlanta, Dallas, Ft. Lauderdale, Garden City, Houston, Houston North, Iselin, Jacksonville, Landover, New York, Tampa, Trevose, and White Plains; Western School of Health and Business Careers, Pittsburgh and Monroeville	Medical assistant programs

Accrediting Bureau of Health Education Schools	Sanford-Brown Institute, Dallas, Ft. Lauderdale, Houston, Houston North, Iselin, Jacksonville, and Tampa	Surgical technology programs

American Culinary Federation Foundation Accrediting Commission	California Culinary Academy, The Cooking & Hospitality Institute of Chicago, Le Cordon Bleu College of Culinary Arts Atlanta, Le Cordon Bleu College of Culinary Arts Minneapolis/St. Paul, McIntosh College (Atlantic Culinary Academy), Orlando Culinary Academy, Pennsylvania Culinary Institute, Scottsdale Culinary Institute, Texas Culinary Academy, Western Culinary Institute	Culinary programs

American Culinary Federation Foundation Accrediting Commission	Scottsdale Culinary Institute	Pastry and baking program

Accrediting Body	Campus	Program Accredited
American Dental Association Commission on Dental Accreditation	Missouri College	Dental assisting program

American Veterinary Medical Association	Sanford-Brown College, Fenton and St. Peters; Western School of Health and Business Careers, Pittsburgh	Veterinary technology programs

CAAHEP-Accreditation Review Committee on Education in Surgical Technology	Colorado Technical University, North Kansas City; Sanford-Brown Institute, Ft. Lauderdale, Houston, Iselin, Jacksonville, and Tampa; Western School of Health and Business Careers, Monroeville	Surgical technology programs

CAAHEP-Curriculum Review Board of the American Association of Medical Assistants Endowment	Colorado Technical University, Sioux Falls	Medical assistant program

CAAHEP-Joint Review Committee on Education in Diagnostic Medical Sonography	Sanford-Brown College, Middleburg Heights; Sanford-Brown Institute, Atlanta, Dallas, Houston, and Iselin; Western School of Health and Business Careers, Pittsburgh	Diagnostic medical sonography programs

Council for Interior Design Accreditation	American InterContinental University, Atlanta/Buckhead and Los Angeles; Brooks College, Long Beach; Harrington College of Design; IADT Chicago, Tampa, and Toronto	Interior design programs

Joint Review Commission on Education in Radiologic Technology	Colorado Technical University, North Kansas City; Sanford-Brown College, Fenton; Western School of Health and Business Careers, Pittsburgh	Radiologic technology programs

Committee on Accreditation for Respiratory Care	Sanford-Brown College, Fenton; Western School of Health and Business Careers, Monroeville	Respiratory therapy programs

STUDENT FINANCIAL AID

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

Nature of Federal Support for Postsecondary Education in the United States

The U.S. government provides a substantial portion of its support for postsecondary education in the form of Title IV Program grants, loans and work-study programs to students who can use those funds to finance certain expenses at any institution that has been certified as eligible by the ED. These federal programs are authorized by the HEA. Generally, financial aid administered under Title IV is awarded on the basis of financial need, which is generally defined under the HEA as the difference between the costs associated with attending an institution and the amount a student can reasonably be expected to contribute to that cost. Among other things, recipients of Title IV Program funds must maintain a satisfactory grade point average and progress in a timely manner toward completion of their program of study.

Students at our schools may receive grants, loans and work-study opportunities to fund their education under the following Title IV Programs, although not all of our schools participate in each of these programs:

Federal Family Education Loan (“FFEL”) Program. Loans under the FFEL program are made by banks and other lending institutions directly to our students or their parents. If a student or parent defaults on a FFEL program loan, repayment is guaranteed by a federally recognized guaranty agency, which is then reimbursed by the ED. Our schools and students use a wide variety of lenders and guaranty agencies and have not experienced difficulties in identifying lenders and guaranty agencies willing to make and guarantee FFEL program loans. FFEL program loans are generally obtained by our students under the Federal Stafford Loan (“Stafford Loan”) program and the Federal Parent Loan for Undergraduate Students Loan (“PLUS Loan”) Program.

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

A PLUS Loan is a loan made directly by financial institutions to either graduate students or to the parents of our dependent students. Graduate students and parents who have an acceptable credit history may borrow under a PLUS Loan to pay the educational expenses of a child who is a dependent student enrolled at least half-time at our U.S. schools. The amount of a PLUS Loan cannot exceed the student’s cost of attendance less all other financial aid received.

Federal Grants. Title IV Program grants are generally made to our students under the Federal Pell Grant (“Pell Grant”) program and the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program. The ED makes Pell Grants up to a maximum amount of $4,310 per award year to students who demonstrate financial need. FSEOG program awards are designed to supplement Pell Grants up to a maximum amount of $4,000 per award year for the neediest students. An institution is required to make a 25% matching contribution for all federal funds received under the FSEOG program.

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

Federal Perkins Loan (“Perkins Loan”) Program. Perkins Loans are made from a revolving institutional account, 75% of which is capitalized by the ED and the remainder of which is funded by the institution. Each institution is responsible for collecting payments on Perkins Loans from its former students and lending those funds to currently enrolled students. Currently, only one of our schools participates in the Perkins Loan program.

Academic Competitiveness Grant (“ACG”) Program. ACG program awards are available to students who have successfully completed a rigorous High School program (as defined by the Secretary of Education). An ACG award provides funds for the first and second academic year of undergraduate study. To be eligible, a student must be enrolled full-time, must be a United States citizen, and must be receiving a Pell Grant. Second year students must also have a cumulative grade point average of at least 3.0 on a 4.0 scale.

The National Science and Mathematics Access to Retain Talent Grant (“SMART Grant”) Program. The SMART Grant will provide funds for each of the third and fourth years of undergraduate study. To be eligible, a student must be enrolled full-time, must be a United States citizen, must be eligible for a Pell Grant, and must be enrolled in a physical, life or computer sciences, mathematics, technology, engineering, or in a foreign language program determined critical to national security, as defined by the Secretary of Education. Students must also maintain a cumulative grade point average of at least 3.0 on a 4.0 scale.

Legislative Action. The U.S. Congress must periodically reauthorize the HEA and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program.

Whether or not Congress addresses reauthorization, there will be further legislation changes. In the absence of reauthorization, Congress currently has several student aid bills on the legislature floor to consider. However, if the HEA is reauthorized, it will override the current legislation. Therefore, at this time, we cannot determine the scope, content or effect of pending changes. Any action by Congress that significantly reduces Title IV Program funding or the ability of our schools or students to participate in Title IV Programs could have a material adverse effect on our student population, financial condition, results of operations and cash flows. Legislative action may also require us to modify our practices for our schools to comply fully with applicable requirements. The adoption of any such modifications could result in additional administrative costs, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

The College Cost Reduction and Access Act was signed by President Bush on September 27, 2007 and was effective as of October 1, 2007. The Act authorizes Federal Pell Grants through 2017, reduces Stafford Loan interest rates through the year 2011, moves the burden of some fees to lender and guarantee agencies, expands Stafford Loan deferment options, and provides changes to needs analysis and independent status for the years of 2009 through 2010.

Alternative Student Financial Aid Sources

As the financial aid available to our students under Title IV Programs and state programs is generally less than the tuition costs at our U.S. schools and our students’ financial needs, many of our students secure private loans to finance a portion of their tuition costs. These private loans are made directly to our students by financial institutions and are not guaranteed under the FFEL program.

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

The majority of our students, individually or with a co-borrower, are able to obtain non-recourse private loans from financial institutions. A financial institution providing a non-recourse loan assumes 100% of the credit risk on the loan. To receive a non-recourse loan, the student, or the student and a co-borrower, must meet the credit criteria established by the financial institution for these loans. Each financial institution has established its respective credit criteria and loan limits. Students and co-borrowers can generally borrow an amount equal to the student’s cost of attendance less all other financial aid received. The majority of non-recourse private loans received by our students at our U.S. schools during the years ended December 31, 2007, 2006, and 2005, were provided by SLM Corporation or its subsidiaries, collectively known as “Sallie Mae”.

We have been able to secure recourse loans with financial institutions for some students who do not qualify for non-recourse loans due to low credit scores. These recourse loan programs require that we allow the financial institution providing the recourse loans to retain an agreed-upon portion of the loans funded as a reserve against future defaults on these loans.

The loan amounts available to our students under these recourse loan programs are generally less than the amounts available under non-recourse loan programs and often cover only the direct costs associated with their education less any other financial aid received. We believe that providing recourse loans to our students utilizing these lower loan amounts allows them to receive the financing needed to attend our schools while controlling the amount of recourse fees incurred by our schools in connection with these loans. Our cash receipts from these recourse loan programs over the last three years have not exceeded 3% of total cash tuition payments received in any one year. See Note 10 “Recourse Loan Agreements” of the notes to our consolidated financial statements for further discussion of our recourse loan agreements.

On January 18, 2008, we received notification that Sallie Mae would be terminating its recourse loan program with us, and more broadly within all of the postsecondary education market. Sallie Mae also notified us that while it intends to continue their non-recourse programs with us, Sallie Mae is also reviewing various aspects of such programs, including underwriting criteria. Sallie Mae agreed to extend the recourse loan program past the 30 day termination period to March 31, 2008. During the extension period the discount fee on loans certified during that period increases from 25% to 44%. Our efforts to work with Sallie Mae to arrange continued funding for active students that currently utilize Sallie Mae recourse loans past March 31, 2008 were not successful. We were notified by Sallie Mae on February 14, 2008 that it would no longer continue to offer recourse to existing students entering their second or subsequent academic term. We are working with third parties as well as internally to implement a funding program that will assist these students in continuing their program of study. We have estimated that up to $60 million of 2007 annual revenue was related to programs provided to new students who are impacted by the Sallie Mae decision to terminate its recourse loan program.

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

If the results of any such audits, reviews, investigations, claims, or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, additional oversight and reporting, or other civil or criminal penalties. In addition, if the ED or another regulatory agency determined that one of our schools improperly disbursed Title IV Program funds or violated a provision of the HEA or the ED’s regulations, that school could be required to repay such funds, and could be assessed an administrative fine. We have several such matters pending against us or one or more of our schools. See Note 13 “Commitments and Contingencies—Federal, State, and Accrediting Body Regulatory Matters” of the notes to our consolidated financial statements for further discussion of certain of these matters.

Student Loan Default Rates. An institution may lose eligibility to participate in some or all Title IV Programs if the rates at which its former students default on the repayment of their federally-guaranteed or federally-funded student loans exceed specified percentages. An institution’s cohort default rate under the FFEL program is calculated on an annual basis as the rate at which student borrowers scheduled to begin repayment of their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year.

An institution whose cohort default rate equals or exceeds 25% for three consecutive years will no longer be eligible to participate in the FFEL or Pell Grant programs for the remainder of the federal fiscal year in which the ED determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. An institution whose cohort default rate under the FFEL program for any federal fiscal year exceeds 40% will no longer be eligible to participate in the FFEL program for the remainder of the federal fiscal year in which the ED determines that the institution has lost its eligibility and for the two subsequent federal fiscal years. An institution whose cohort default rate under the FFEL program equals or exceeds 25% for any one of the three most recent federal fiscal years, or whose cohort default rate under the Perkins Loan program exceeds 15% for any year, may be placed on provisional certification status by the ED for up to four years. These thresholds, and the formula by which cohort default rates are calculated, are being considered for possible changes by Congress as a part of the pending HEA reauthorization legislation.

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

All of our domestic schools participate in the FFEL program, with the exception of our Kitchen Academy campuses, and none of our participating schools had a FFEL cohort default rate of 25% or greater during any of the last three federal fiscal years. The following table sets forth the FFEL cohort default rates for our schools for federal fiscal years 2005, 2004, and 2003, the most recent years for which the ED has published such rates:

COHORT DEFAULT RATE TABLE

	FFEL Cohort Default Rate
School, Main Campus Location (Branch campuses are in parentheses)	2005	2004	2003
American InterContinental University
Atlanta/Buckhead, GA (Atlanta/Dunwoody, GA; Weston, FL; Los Angeles, CA; Houston, TX; London, England; Online)	10.1%	9.1%	9.2%

Briarcliffe College
Bethpage, NY (Patchogue, NY)	7.5%	9.0%	7.7%

Brooks College
Long Beach, CA (Sunnyvale, CA)	11.6%	13.1%	7.2%

Brooks Institute
Santa Barbara, CA	3.5%	4.7%	3.2%

Brown College
Mendota Heights, MN	6.3%	8.0%	8.0%

California Culinary Academy
San Francisco, CA	3.9%	5.3%	8.2%

California School of Culinary Arts
Pasadena, CA	6.9%	6.4%	4.2%

Collins College
Tempe, AZ	9.9%	9.2%	8.1%

Colorado Technical University
Colorado Springs, CO (Denver, CO; North Kansas City, MO; Sioux Falls, SD; Online)	9.4%	6.9%	4.8%

The Cooking & Hospitality Institute of Chicago
Chicago, IL	9.9%	11.1%	9.2%

Gibbs College
Boston, MA	11.3%	18.1%	16.2%
Cranston, RI	9.4%	10.0%	7.7%
Norwalk, CT	13.9%	17.4%	9.0%
Livingston, NJ (Piscataway, NJ)	19.7%	23.8%	15.8%
Vienna, VA	16.8%	18.2%	11.2%

Harrington College of Design
Chicago, IL	3.2%	4.4%	2.9%

International Academy of Design & Technology
Chicago, IL (Troy, MI; Schaumburg, IL)	16.4%	20.0%	21.9%
Nashville, TN (Pittsburgh, PA)	17.7%	17.9%	16.8%
Tampa, FL (Orlando, FL; Henderson, NV; Seattle, WA; Orlando Culinary Academy, Orlando, FL)	8.5%	10.2%	7.6%

COHORT DEFAULT RATE TABLE

	FFEL Cohort Default Rate
School, Main Campus Location (Branch campuses are in parentheses)	2005	2004	2003
The Katharine Gibbs Schools
Melville, NY	11.9%	15.2%	11.3%
New York, NY (Norristown, PA)	11.8%	16.0%	19.4%

Lehigh Valley College
Center Valley, PA	14.8%	14.8%	7.8%

McIntosh College
Dover, NH	12.7%	13.3%	12.9%

Missouri College
St. Louis, MO	10.4%	7.9%	3.8%

Pennsylvania Culinary Institute
Pittsburgh, PA (Le Cordon Bleu College of Culinary Arts Miami, Miramar, FL)	3.5%	6.8%	6.0%

Sanford-Brown College
Fenton, MO (Collinsville, IL; Hazelwood, MO; St. Peters, MO, West Allis, WI)	9.8%	9.7%	5.9%

Sanford-Brown Institute
Atlanta, GA (Houston, TX; Houston/North Loop, TX; Landover, MD; Ft. Lauderdale, FL; Middleburg Heights, OH; New York, NY; Trevose, PA)	13.2%	17.8%	9.9%
Dallas, TX (Garden City, NY)	16.8%	18.6%	9.5%
Jacksonville, FL (Iselin, NJ; Tampa, FL)	11.5%	17.0%	9.4%
White Plains, NY	22.0%	20.1%	9.7%

Scottsdale Culinary Institute
Scottsdale, AZ (Le Cordon Bleu College of Culinary Arts Las Vegas, Las Vegas, NV)	5.8%	4.7%	4.7%

Texas Culinary Academy
Austin, TX	6.1%	11.0%	9.0%

Western Culinary Institute
Portland, OR (Le Cordon Bleu College of Culinary Arts Atlanta, Tucker, GA; Le Cordon Bleu College of Culinary Arts Minneapolis/ St. Paul, Mendota Heights, MN)	9.9%	8.9%	5.4%

Western School of Health and Business Careers
Pittsburgh, PA (Monroeville, PA)	7.1%	8.2%	6.9%

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

To be considered financially responsible, an institution must, among other things, (i) have sufficient cash reserves to make required refunds, (ii) be current on its debt payments, (iii) meet all of its financial obligations, and (iv) achieve a “composite score” of at least 1.50 based on the institution’s annual financial statements. The ED calculates an institution’s composite score, which may range from -1.00 to 3.00, based on a combination of financial measures designed to establish the adequacy of an institution’s capital resources, its financial viability, its ability to support current operations and its ability to generate a profit. An institution that does not meet the ED’s minimum composite score of 1.0 may demonstrate its financial responsibility in one of several ways, including posting a letter of credit in favor of the ED in an amount equal to at least 50% of Title IV Program funds received by the institution during its prior fiscal year or posting a letter of credit in an amount equal to at least 10% of Title IV Program funds received by the institution during its prior fiscal year and agreeing to certain additional requirements for the receipt of Title IV Program funds, including, in certain circumstances, receipt of Title IV Program funds under an agreement other than the ED’s standard advance funding arrangement.

Currently, none of our schools is required to post a letter of credit or accept other conditions on its participation in Title IV Programs due to failure to satisfy the ED’s financial responsibility standards.

Return and Refunds of Title IV Program Funds. An institution participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that were disbursed to students who withdrew from educational programs before completing the programs, and must return those funds in a timely manner. Institutions are required to return such funds within 45 days of the date the institution determines that the student has withdrawn. An institution that is found to be in non-compliance with ED refund requirements for either of the last two completed fiscal years must post a letter of credit in favor of the ED in an amount equal to 25% of the total Title IV Program refunds paid by the institution during its prior fiscal year. Due to non-compliance with ED refund requirements at 11 of our schools, we had posted a total of $2.7 million in letters of credit in favor of the ED as of December 31, 2007.

Change of Ownership or Control. When an institution undergoes a change of ownership resulting in a change of control, as that term is defined by the state in which it is located, its accrediting agency and the ED, it must secure the approval of those agencies to continue to operate and to continue to participate in Title IV Programs. If the institution is unable to re-establish state authorization and accreditation requirements and satisfy other requirements for certification by the ED, the institution may lose its authority to operate and its ability to participate in Title IV Programs. An institution whose change of ownership or control is approved by the appropriate authorities is nonetheless provisionally re-certified by the ED for a period of up to three years. Transactions or events that constitute a change of control by one or more of the applicable regulatory agencies, including the ED, applicable state agencies, and accrediting bodies, include the acquisition of an institution from another entity or significant acquisition or disposition of an institution’s equity. It is possible that some of these events may occur without our control. Our failure to obtain, or a delay in obtaining, a required approval of any change in control from the ED, applicable state agencies, or accrediting agencies could impair our ability or the ability of the affected schools to participate in Title IV Programs. If we were to undergo a change of control and a material number of our schools failed to obtain the required approvals from applicable regulatory agencies in a timely manner, our student population, financial condition, results of operations and cash flows could be materially adversely affected.

When we acquire an institution that is eligible to participate in Title IV Programs, that institution undergoes a change of ownership resulting in a change of control as defined by the ED. Each of our acquired schools in the U.S. has undergone a certification review under our ownership and has been certified to participate in Title IV Programs on a provisional basis. Currently, one of our schools participates in Title IV Programs under provisional certification due to the ED’s change of ownership criteria. The potential adverse effects of a change of control under ED regulations may influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our common stock.

Opening New Schools, Start-up Branch Campuses, and Adding Educational Programs. The HEA generally requires that proprietary institutions be fully operational for two years before applying to participate in Title IV Programs. However, an institution that is certified to participate in Title IV Programs may establish a start-up branch campus and participate in Title IV Programs at the start-up branch campus without reference to the two-year requirement if the start-up branch campus has received all of the necessary state and accrediting agency approvals, has been reported to the ED, and meets certain other criteria as defined by the ED. Nevertheless, under certain circumstances, a start-up branch campus may also be required to obtain approval from the ED to be able to participate in Title IV Programs. Similarly, an institution that is eligible to participate in Title IV Programs may generally add a new educational program and disburse Title IV Program funds to students enrolled in that new program without ED approval if the new program leads to an associate level or more advanced degree and the institution already offers programs at that level, or if the new program prepares students for gainful employment in the same occupation or a related occupation as an educational program that has previously been designated as an eligible program at the institution and meets minimum length requirements. Otherwise, the institution must obtain the ED’s approval before it may disburse Title IV Program funds to students enrolled in the new program.

In addition to ED regulation, certain of the state and accrediting agencies with jurisdiction over our schools have requirements that may affect our ability to open a new school, open a start-up branch campus of one of our existing schools, or begin offering a new educational program at one of our schools. If we establish a new school, add a new branch start-up campus, or expand program offerings at any of our schools without obtaining the required approvals, we would likely be liable for repayment of Title IV Program funds provided to students at that school or branch campus or enrolled in that educational program, and we could also be subject to sanctions. Also, if we are unable to obtain the approvals from the ED, applicable state regulatory agencies, and accrediting agencies for any new schools, branch campuses, or program offerings where such approvals are required, or to obtain such approvals in a timely manner, our ability to grow our business would be impaired and our financial condition, results of operations and cash flows could be materially adversely affected.

As of December 31, 2007, seven of our campuses were in the start-up stage. We define start-up campuses as branch campuses that have been instructing students for less than 12 months, including those campuses that have not yet opened for instruction. Our IADT San Antonio, TX, campus began instructing students in April 2007 and our IADT Sacramento, CA campus began instructing students in May 2007. Our LCB Dallas campus began instructing students in October 2007 and our LCB Boston campus is currently enrolling students and expects to begin instructing students in the second quarter of 2008. The Kitchen Academy in Sacramento, CA, has been instructing students since February 2007, and our two Kitchen Academy locations in Seattle, WA, and St. Peters, MO, expect to begin enrolling and instructing students in 2008.

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

Administrative Capability. ED regulations specify extensive criteria that an institution must satisfy to establish that it has the requisite administrative capability to participate in Title IV Programs. These criteria relate to, among other things, institutional staffing, operational standards, timely submission of accurate reports to the ED and various other procedural matters. If an institution fails to satisfy any of the ED’s criteria for administrative capability, the ED may require the repayment of Title IV Program funds disbursed by the institution, place the institution on provisional certification status, require the institution to receive Title IV Program funds under an agreement other than the ED’s standard advance funding agreement while being provisionally certified, or commence a proceeding to impose a fine or limit, suspend or terminate the participation of the institution in Title IV Programs.

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

Currently, 12 of our schools remain on provisional certification with the ED. Five of our schools are on provisional certification due to ongoing ED program reviews, four schools are on provisional certification due to administrative capability, one school is on provisional certification because the initial period of their provisional certification following a change in control has not expired, one school is on provisional certification due to administrative capability and unresolved audit liabilities, and one school is on provisional certification due to its Federal Perkins Loan default rate.

State Authorization and Accreditation Agencies

To participate in Title IV Programs, an institution must be authorized to offer its programs of instruction by the relevant education agencies of the state in which it is located, accredited by an accrediting agency recognized by the ED, and certified as eligible by the ED. The ED will certify an institution to participate in Title IV Programs only after the institution has demonstrated compliance with the HEA and the ED’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance with these requirements to the ED on an ongoing basis. These standards are applied primarily on an institutional basis, with an institution defined as a main campus and its additional campus locations, if any.

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

In addition, several states have requested that we or one of our individual schools enter into a code of conduct regarding student lending practices. Since April, 2007, we, on behalf of our schools, entered into such a code of conduct with the states of New York and Illinois and our Gibbs College, Livingston, NJ school entered into such a code of conduct with the state of New Jersey.

The level of regulatory oversight varies substantially from state to state. In certain states in which we operate, our campuses are subject to licensure by an agency that regulates proprietary institutions and also by a separate higher education agency. State laws establish standards for, among other things, student instruction, qualifications of faculty, location and nature of facilities, and financial policies. State laws and regulations may limit our campuses’ ability to operate or to award degrees or diplomas or offer new degree programs. If any one of our campuses were to lose state authorization, it would be unable to offer educational programs, and students attending the campus would not be eligible to participate in Title IV Programs. Such severe penalties would require us to close a campus if it were to lose state authorization. See Note 13 “Commitments and Contingencies—State Regulatory Matters” of the notes to our consolidated financial statements for a further discussion of selected state regulatory matters currently affecting us and our schools.

International Regulations

Our schools that operate in France and Italy and the foreign campuses of our U.S. schools that operate in Canada and the United Kingdom are subject to local government regulations. We believe that each of our international locations currently holds all necessary domestic authority to operate within its respective jurisdiction, and campus administrators work closely with local regulators to ensure compliance with domestic regulations. Additionally, our AIU campus in the United Kingdom is accredited by a U.S. regional accrediting association, SACS, as a branch of AIU, whose main campus is located in Atlanta, Georgia.

France. Our INSEEC Group (“INSEEC”) consists of nine schools, all of which operate exclusively in France and are governed by the French Ministry of Education. Two of INSEEC’s schools offer health education programs and, thus, are governed by the French Ministry of Health, the French Ministry of Education and the National Professional Committee for Medical Visits for the schools’ pharmaceutical test preparation and continuing education classes.

The French Ministry of Education has three levels of approval for educational institutions: diploma endorsement (Level III), state recognition (Level II), and diploma stamp (Level I, the highest level of French approval). In 1999, an additional level entitled “Master Grade,” which represents the highest level of European approval, was added.

The Level III approval, which is co-governed by the French Ministry of Employment and the French Ministry of Education has been reorganized and the institutions affected by the reorganization are now in the process of registering with the New Certification National Register. With respect to Level II approval, Level I approval, and the European approvals, conditions that must be satisfied to obtain approvals are generally becoming more strict, requiring institutions to, among other things, provide additional financial support for research, and hire additional full-time, PhD level faculty.

Currently, two of our INSEEC schools have been granted the highest level of European approval, Master Grade, four schools have been granted Level I approval, four schools have been granted Level II approval, and five schools have been granted Level III approval and one is currently under the renewal process. These approvals are subject to regular renewal, the schedule for which depends on geographic zones. All Level I renewals from the French Ministry of Education have been obtained as of December 31, 2007.

Canada. Students at our Canadian campus of IADT, which is located in Toronto, Ontario, may receive financial aid under the Canada Student Loans Program if they satisfy the Canada Student Loan Program’s eligibility requirements. In addition, students at our Canadian campus of IADT may receive financial aid under the Ontario Student Assistance Program if they satisfy the Ontario Student Assistance Program’s eligibility requirements. Further, if their province of residence is not Ontario, students at our Canadian campus of IADT may receive financial aid under a program of government-sponsored financial aid available through the government of their province of residence. Our Canadian campus of IADT must meet eligibility standards to administer these programs and must comply with extensive statutes, rules, regulations, and requirements. We believe our Canadian campus of IADT currently holds all necessary registrations, approvals, and permits and meets all eligibility requirements to administer these government-sponsored financial aid programs. During the fourth quarter of 2007, we announced plans to teach out this campus. We are no longer enrolling students.

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

United Arab Emirates. American University in Dubai (“AU Dubai”), a branch campus of AIU, is authorized to grant academic credentials by both the Nonpublic Postsecondary Education Commission of the State of Georgia and the Education Licensure Commission of the District of Columbia. AU Dubai does not participate in Title IV Programs. AU Dubai has been granted domestic programmatic accreditation by the United Arab Emirates Ministry of Higher Education and has authority to operate through a grant from the Emir (the head of state) of Dubai. AU Dubai received a new five-year, renewable license to operate the campus from the United Arab Emirates Ministry of Higher Education in December 2004. This license is also known as a “trade license” in the United Arab Emirates. On December 10, 2007, the Commission on Colleges, Southern Association of Colleges and Schools granted initial separate accreditation to AU Dubai. Effective as of January 1, 2008, we terminated our agreement to share profits relating to AU Dubai. All of our responsibilities for the management of that institution ended as of that date.

Italy. Istituto Marangoni, a private postsecondary fashion and design school that we acquired in January 2007, was granted the status of Professional Art School on December 17, 1935, and obtained validation from the Italian Ministry of Education on February 13, 1951.

SEASONALITY

Our quarterly revenues and income fluctuate primarily as a result of the pattern of student enrollments. Our schools generally experience a seasonal increase in enrollment in the fall, traditionally when the largest number of new high school graduates begins postsecondary education. Furthermore, although we encourage year-round attendance at all campuses, certain programs offered by some of our schools include summer breaks. As a result of these factors, our total student population and revenues are generally highest in the fourth quarter (October through December) and lowest in the second quarter (April through June). Operating costs for our schools do not fluctuate as significantly on a quarterly basis, except for admissions and advertising expenses, which are generally higher during the second quarter and third quarter (April through September) in support of seasonally high enrollment. Although we anticipate that these seasonal trends will continue, as our online and hybrid program offerings and enrollments increase, the impact that seasonality has on our quarterly operating results may diminish.

EMPLOYEES

As of December 31, 2007, we had a total of 14,479 employees, including 1,695 students employed on a part-time basis at certain of our schools, as follows:

	Full-time Non-student Employees	Part-time Non-student Employees	Part-time student Employees	Full-time Faculty	Part-time Faculty	Total
Corporate	826	42	—	8	8	884
Continuing operations	5,379	168	1,640	2,668	3,513	13,368
Discontinued operations	71	9	55	38	54	227

Total	6,276	219	1,695	2,714	3,575	14,479

Our Katharine Gibbs School in New York, NY, which was part of our discontinued operations as of December 31, 2007, and the United Federation of Teachers Local 2, are parties to a collective bargaining agreement which became effective on July 25, 2006, and expires on July 24, 2009. The Union represents all of the full and part-time faculty members at the school and the agreement is the first one between the parties.

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

We derive a significant portion of our revenue and cash flows from Title IV Programs, as a significant portion of students who attend our U.S. schools rely on Title IV Program funds to finance their education. To participate in Title IV Programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by the ED, and be certified as an eligible institution by the ED. Most ED requirements are applied on an institutional basis, with an institution defined by the ED as a main campus and any of its branch campuses or locations. As a result, our U.S. schools are subject to extensive regulation by the ED and various state agencies and accrediting commissions. These regulatory requirements cover virtually all phases of our U.S. schools’ operations, including educational program offerings, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw, return of funds to the Title IV programs for students who withdraw, acquisitions or opening of new institutions, addition of new educational programs, and changes in our corporate structure and ownership. All of our domestic U.S. schools, with the exception of Kitchen Academy, participate in Title IV Programs. The following are some of the most significant regulatory requirements and risks related to governmental and accrediting body oversight of our business:

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

•	The ability of our U.S. schools to participate in Title IV Programs may be impaired if regulators do not approve a change of control of us or any of our U.S. schools on a timely basis.

•

Any of our U.S. schools may lose eligibility to participate in Title IV Programs if, on a cash basis, the percentage of the U.S. school’s revenue derived from Title IV Programs in any fiscal year is greater than 90%.

•	We may be required to accept limitations to continue our U.S. schools’ participation in Title IV Programs if we fail to satisfy the ED’s administrative capability standards.

•

Our U.S. schools are subject to sanctions if payments of impermissible commissions, bonuses or other incentive payments are made to individuals involved in certain recruiting, admissions or financial aid activities.

The agencies that regulate our U.S. schools periodically revise their requirements and modify their interpretations of existing requirements. We cannot predict with certainty how all of the requirements applied by these agencies will be interpreted or whether our schools will be able to comply with these requirements in the future.

Government and regulatory agencies and third parties may bring claims or actions against us based on alleged violations of the extensive regulatory requirements discussed above. If one of our U.S. schools were to violate any of these regulatory requirements, these agencies could (a) impose monetary fines or penalties, (b) require repayment of funds received under Title IV Programs or state financial aid programs, (c) place restrictions on or terminate our U.S. schools’ eligibility to participate in Title IV Programs or state financial aid programs, (d) place limitations on or terminate our U.S. schools’ operations or ability to grant degrees and certificates, (e) restrict or revoke our U.S. schools’ accreditations, (f) place limitations on our ability to open new schools or offer new programs, or (g) subject us or our U.S. schools to civil or criminal penalties. Any one of these sanctions could adversely affect our financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

In addition, if any of our U.S. schools were to lose, or fail to obtain, state authorization, the school would be unable to offer postsecondary education and we would be forced to close it. If any of our U.S. schools were to lose its accreditation, the school would lose eligibility to participate in Title IV Programs. If any of our U.S. schools were to lose eligibility to participate in Title IV Programs, and we could not arrange for adequate alternative financing sources for students attending that school, we could be forced to close it. The closing of any of our U.S. schools could have a material adverse effect on our financial condition, results of operations and cash flows. Even if we maintain compliance with applicable governmental and accrediting body regulations, increased regulatory scrutiny or adverse publicity arising from allegations of non-compliance may increase our costs of regulatory compliance and adversely affect our financial results, growth rates, and prospects. See “Student Financial” in Part I, Item 1 of this Annual Report on Form 10-K for further discussion of the regulatory requirements that apply to us and our U.S. schools.

Investigations, claims, and actions against us and other companies in our industry could adversely affect our business and stock price.

We and a number of our peer companies in the for-profit, postsecondary education industry have been subject to increased regulatory scrutiny and litigation in recent years. In particular, allegations of wrongdoing have resulted in reviews or investigations by the U.S. Department of Justice, the U.S. Securities and Exchange Commission (“SEC”), the ED, state agencies, and accrediting agencies of us and our schools. These allegations have attracted adverse media coverage and have been the subject of federal and state legislative hearings. Recently, the student lending practices of postsecondary educational institutions, financial aid officers, and student loan providers generally have become the subject of investigations conducted by federal and state agencies focusing on various sectors of postsecondary education. Allegations against the overall student lending and postsecondary education sectors may impact general public perceptions of educational institutions, including us, in a negative manner. Adverse media coverage regarding other educational institutions or regarding us directly could damage our reputation, reduce student demand for our programs, adversely impact our revenues and operating profit or result in increased regulatory scrutiny.

Risks Related to Our Business

If we are unable to successfully resolve pending litigation and regulatory and governmental inquiries involving us, our business, financial condition, results of operations and growth prospects could be adversely affected.

CEC, certain of our subsidiaries and schools, and certain of our current and former directors and executive officers have been named as defendants in numerous lawsuits alleging violations of the federal securities laws. We are also subject to various other lawsuits, investigations and claims, covering a range of matters, including, but not limited to, claims involving stockholders, students and employees. Please see Note 13 “Commitments and Contingencies” of the notes to our consolidated financial statements for a detailed discussion of these matters. We cannot predict the ultimate outcome of these matters and expect to continue to incur significant defense costs and other expenses in connection with them. These costs and expenses could have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock. We may also be required to pay substantial damages or settlement costs in excess of our insurance coverage related to these matters, which could have a further material adverse effect on our financial condition and results of operations and the market price of our common stock.

The turnover in our management team could negatively impact our business.

In 2006 and 2007, several of our executive officers left the Company, including our long-time President and Chief Executive Officer and our Chief Financial Officer. In addition, several other members of our senior management team have departed in recent years, and other members have assumed new roles within our organization. With these departures, we lost persons with a significant amount of experience and knowledge about our business, our students and our industry, and who maintained strong relationships with our regulators, accreditors, and employees. Further, we believe that the turnover of our senior management has created uncertainty that has adversely affected our relationships with our students and employees and also our reputation in the market place. The new members of our management team, including our new President and Chief Executive Officer and Chief Financial Officer, may need to invest a significant amount of time to learn about new aspects of our business and our markets, which could limit their effectiveness in managing our business for a period of time. Further, there will likely be significant uncertainty as to how we will perform under new leadership. Our business and results of operations may be negatively impacted if the members of our management team cannot effectively manage and operate our business.

Our corporate realignment initiatives may strain our resources, impair our operations and ability to manage our business effectively, and adversely impact our ability to attract and retain qualified personnel.

In 2007 and 2008, we undertook various corporate realignment initiatives intended to reduce costs and increase the use of shared services. In connection with these initiatives, we have restructured our organization and eliminated approximately 220 positions. As of February 2008, we had approximately 780 corporate employees. Further reductions could occur if we are unable to grow our revenues. There have been and may continue to be severance and other employee-related costs associated with our workforce reductions, and our realignment plan may yield unanticipated consequences, such as attrition beyond the planned reduction. In addition, many of the employees who were terminated possessed specific knowledge or expertise, and we may be unable to transfer that knowledge or expertise to others in our organization. In that case, the absence of such employees creates significant operational difficulties. Further, our corporate realignment initiatives may reduce employee morale and may create concern among potential and existing employees about job security, which may lead to difficulty in hiring and increased turnover in our current workforce and place undue strain upon our operational resources. Several of the employees who were terminated may also go to work for our competitors. As a result, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities.

The loss of our key personnel could harm our business.

Our future success will depend largely on the skills, efforts, and motivation of our executive officers and other key personnel. Our success also depends, in large part, upon our ability to attract and retain highly qualified corporate management and our schools’ ability to attract and retain highly qualified faculty members and administrators. We face competition in the attraction and retention of personnel who possess the skill sets that we seek. In addition, key personnel may leave us and subsequently compete against us. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on our business, results of operations, or financial condition.

In addition, to support our growth, we must hire, retain, develop and train qualified admissions representatives who are dedicated to student recruitment. If we are unable to hire, develop, and train qualified admissions representatives, the effectiveness of our student recruiting efforts could be adversely affected.

Our future operating results and the market price of the common stock could be materially adversely affected if we are required to write down the carrying value of goodwill associated with any of our operating divisions in the future.

In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we review our goodwill balances for impairment on at least an annual basis through the application of a fair-value-based test. Our estimate of fair-value for each of our operating divisions is based primarily on projected future results and cash flows and other assumptions. In the future, if we are required to significantly write down the carrying value of goodwill associated with any of our operating divisions in accordance with SFAS 142, our operating results and the market price of our common stock may be materially adversely affected.

Capacity constraints or system disruptions to our online computer networks could have a material adverse effect on our ability to attract and retain students.

Our schools’ online campuses intend to increase student enrollments, and more resources will be required to support this growth, including additional faculty, admissions, academic, and financial aid personnel. This growth may place a significant strain on the operational resources of our schools’ online campuses.

Our schools’ online campuses’ success depends, in part, on their ability to expand the content of their programs, develop new programs in a cost-effective manner, maintain good standing with their regulators and accreditors, and meet their students’ needs in a timely manner. The expansion of our schools’ online campuses’ existing programs and the development of new programs may not be accepted by their students or the online education market, and new programs could be delayed due to current and future unforeseen regulatory restrictions. In addition, a general decline in Internet use for any reason, including due to security or privacy concerns, the cost of Internet service or changes in government regulation of Internet use may result in less demand for online educational services, in which case we may not be able to grow our online programs as planned.

The performance and reliability of the program infrastructure at our schools’ online campuses is critical to the reputation of these campuses and their ability to attract and retain students. Any computer system error or failure, or a sudden and significant increase in traffic on our computer networks that host our schools’ online campuses, may result in the unavailability of our schools’ online campuses’ computer networks. In addition, any significant failure of our computer networks could disrupt our on-ground campus operations. Individual, sustained, or repeated occurrences could significantly damage the reputation of our schools’ online campuses and result in a loss of potential or existing students. Additionally, our schools’ online campuses’ computer systems and operations are vulnerable to interruption or malfunction due to events beyond our control, including natural disasters and network and telecommunications failures. Any interruption to our schools’ online campuses’ computer systems or operations could have a material adverse effect on the ability of our schools’ online campuses to attract and retain students.

Our computer networks may also be vulnerable to unauthorized access, computer hackers, computer viruses and other security threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. Due to the sensitive nature of the information contained on our networks, such as students’ grades, our networks may be targeted by hackers. As a result, we may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches.

Budget constraints in states that provide state financial aid to our students could reduce the amount of such financial aid that is available to our students, which could adversely affect our student population. Alternatively, improved state financing may result in increased support for lower-priced public institutions, which may increase competition for students.

A significant number of states in which our schools operate have faced budget constraints that have caused or may cause them to reduce state appropriations in a number of areas. These states may decide to reduce the amount of state financial aid that they provide to students, but we cannot predict how significant any future reductions in financial aid will be or how long any such reductions will persist. If the level of state funding for our students decreases and our students are not able to secure alternative sources of funding for their education, our student population could be adversely affected, which could have a material adverse effect on our results of operations, financial position, and cash flows. Alternatively, a number of states are recovering from budgetary constraints that caused them to reduce funding for public institutions, notably community colleges. Increased state support for such public institutions resulting in increased competition for students could have a material adverse effect on our results of operations, financial position and cash flows.

High interest rates could adversely affect our ability to attract and retain students.

Relatively low interest rates and broad access to loans has created a favorable borrowing environment for students attending our schools. Much of the financing our students receive is tied to floating interest rates. Increases in interest rates result in a corresponding increase in the cost to our existing and prospective students of financing their education. We cannot predict whether interest rates will increase or decrease in the future, but rate increases could further increase the cost of borrowing for our students, which could result in a reduction in the number of students attending our schools and could adversely affect our results of operations, financial condition and cash flows. Higher interest rates could also contribute to higher default rates with respect to our students’ repayment of Title IV Program funds and private loans. Higher default rates may, in turn, adversely impact our eligibility to participate in Title IV Programs or the willingness of private lenders to make private loan programs available to students who attend our schools, which could result in a reduction in the number of students attending our schools.

A substantial decrease in student financing options, or a significant increase in financing costs for our students, could have a material adverse affect on our student population, revenue and financial results.

The consumer credit markets in the United States have recently suffered from increases in default rates and foreclosures on mortgages. Providers of federally guaranteed student loans and alternative student loans have also experienced recent increases in default rates. Adverse market conditions for consumer and federally guaranteed student loans could result in providers of alternative loans reducing the attractiveness and/or decreasing the availability of alternative loans to postsecondary students, including students with low credit scores who would not otherwise be eligible for credit-based alternative loans. Prospective students may find that these increased financing costs make borrowing prohibitively expensive and abandon or delay enrollment in postsecondary education programs. Private lenders could also require that we pay them new or increased fees in order to provide alternative loans to prospective students. If any of these scenarios were to occur, our students’ ability to finance their education could be adversely affected and our student population could decrease, which could have a material adverse effect on our financial condition, results of operations and cash flows.

On January 18, 2008, we received notification that Sallie Mae would be terminating its recourse loan program with us, and more broadly within all of the postsecondary education market. Sallie Mae also notified us that while it intends to continue their non-recourse programs with us, Sallie Mae is also reviewing various aspects of such programs, including underwriting criteria. Sallie Mae agreed to extend the recourse loan program past the 30 day termination period to March 31, 2008. During the extension period the discount fee on loans certified during that period increases from 25% to 44%. Our efforts to work with Sallie Mae to arrange continued funding for active students that currently utilize Sallie Mae recourse loans past March 31, 2008 were not successful. We were notified by Sallie Mae on February 14, 2008 that it would no longer continue to offer recourse to existing students entering their second or subsequent academic term. We are working with third parties as well as internally to implement a funding program that will assist these students in continuing their program of study. We have estimated that up to $60 million of 2007 annual revenue was related to programs provided to new students who are impacted by the Sallie Mae decision to terminate its recourse loan program.

In addition, any actions by the U.S. Congress that significantly reduce funding for Title IV Programs or the ability of our students to participate in these programs, or establish different or more stringent requirements for our U.S. schools to participate in Title IV Programs, could have a material adverse effect on our student population, results of operations and cash flows.

If we fail to effectively identify, pursue and integrate acquired schools, both in the U.S. and outside of the U.S., our growth could be slowed and our profitability may be adversely affected.

As part of our business strategy, acquisitions are one component of our overall long-term growth. From time to time, we engage in evaluations of, and discussions with, possible domestic and international acquisition candidates. We may not be able to identify suitable acquisition opportunities, acquire institutions on favorable terms, or successfully integrate or profitably operate acquired institutions. In addition, we may incur debt to finance future acquisitions or issue securities in connection with future acquisitions, which may dilute the holdings of our stockholders. To the extent that we continue to pursue acquisitions of postsecondary educational institutions, our ability to complete such transactions may be adversely affected by the regulatory matters described in Note 13, “Commitments and Contingencies—Federal Regulatory Matters” of the notes to our consolidated financial statements for a detailed discussion of these matters.

Because an acquisition is considered a change in ownership and control of the acquired institution under applicable regulatory standards, we must seek approval from the ED and most applicable state agencies and accrediting agencies and possibly other regulatory bodies when we acquire an institution. If we were unable to obtain such approvals of an acquired institution, depending on the size of that acquisition, that failure could have a material adverse effect on our business.

We have in the past, and may in the future, acquire schools in international markets. There may be difficulties and complexities associated with our expansion into international markets, and our business strategies may not succeed beyond our current markets. If we do not effectively address these risks, our growth and ability to compete may be impaired.

If we fail to effectively identify, establish, and operate new schools and new branch campuses of our existing schools, our growth may be slowed and our profitability may be adversely affected.

As part of our business strategy, we anticipate opening new schools and new branch campuses of our existing schools throughout the U.S. Establishing new schools and branch campuses poses unique challenges and requires us to make investments in management and capital expenditures, incur marketing and advertising expenses, and devote resources that are different than, and in some cases greater than, those required with respect to the operation of our existing schools. We may not be able to identify or successfully pursue suitable expansion opportunities to help maintain or accelerate our current growth rate. We may not be able to successfully integrate or profitably operate a new school or branch campus. Any failure by us to effectively identify, establish and manage the operations of a new school or branch campus could slow our growth and make any newly-established school or branch campus more costly to operate than we had planned, which could have a material adverse effect on our results of operations.

To open a new school or branch campus, we would be required to obtain the appropriate approvals from applicable state and accrediting regulatory agencies, which may be conditioned, delayed or denied in a manner that could significantly affect our growth plans. Approval by these regulatory agencies may be negatively impacted due to regulatory inquiries or reviews and any adverse publicity relating to such matters. In addition, to be eligible to participate in Title IV Programs, the ED and applicable state and accrediting bodies must certify a new school or branch campus. Our ability to open new schools or new branch campuses of existing schools may be adversely affected by the regulatory matters described in Note 13,” Commitments and Contingencies—Federal Regulatory Matters” of the notes to our consolidated financial statements

Our financial performance depends, in part, on our ability to keep pace with changing market needs and technology.

Increasingly, prospective employers of students who graduate from our schools demand that their new employees possess appropriate technological skills and also appropriate “soft” skills, such as communication, critical thinking and teamwork skills. These skills can evolve rapidly in a changing economic and technological environment. Accordingly, it is important for our schools’ educational programs to evolve in response to those economic and technological changes. The expansion of existing programs and the development of new programs may not be accepted by current or prospective students or the employers of our graduates. Even if our schools are able to develop acceptable new programs, our schools may not be able to begin offering those new programs as quickly as required by prospective employers or as quickly as our competitors offer similar programs. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, unusually rapid technological changes, or other factors, our ability to attract and retain students could be impaired, the rates at which our graduates obtain jobs involving their fields of study could suffer, and our results of operations and cash flows could be adversely affected.

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

The postsecondary education industry is highly fragmented and competitive. Our schools compete with traditional public and private two-year and four-year colleges and universities, other proprietary schools, including those that offer online education programs, and alternatives to higher education, such as immediate employment and military service. Some public and private institutions are able to charge lower tuition for courses of study similar to those offered by our schools due, in part, to government subsidies, government and foundation grants, tax-deductible contributions, and other financial resources not available to proprietary institutions. In addition, some of our competitors in both the public and private sectors may have substantially greater financial and other resources than we do. An increase in competition could affect the success of our marketing efforts and enable our competitors to recruit prospective students more effectively. Increased competition may also require us to reduce our tuition charges and increase spending for marketing efforts, which could adversely impact our results of operations, financial condition and cash flows.

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

As of December 31, 2007, the most recent date of disclosure required under the Exchange Act, no individual shareholder owned more than 13% of the combined voting power of our then outstanding common stock. However, if any person or entity, including a group, were to acquire additional shares of our common stock such that they would beneficially own 20% or more of the combined voting power of our common stock, a change in control would be deemed to have occurred under our 1998 Employee Incentive Compensation Plan and 1998 Non-Employee Director Stock Option Plan. In that case, we would be required to recognize substantial share-based compensation expense and an additional liability in an amount equal to the estimated obligation that would be due to plan participants who elected to surrender to us all or part of a share-based award in exchange for cash. The recognition of this additional expense and liability would have a material adverse affect on our operating results and financial condition. See Note 16, “Share-Based Compensation” of the notes to our consolidated financial statements for further discussion of the effects of a change in control under our share-based compensation plans. Nonetheless, there are a number of our stockholders that maintain substantial investments in our common stock, including four stockholders who each own greater than 10% of our outstanding shares of common stock as of December 31, 2007. In addition, we have recently observed an increase in merger, acquisition and restructuring transactions in the for-profit postsecondary education industry.

Risk Related to Our Common Stock

The trading price of our common stock may fluctuate substantially in the future.

The trading price of our common stock may fluctuate substantially as a result of a number of factors, some of which are not in our control. These factors include:

•	Changes in the student lending and credit markets;

•	Our ability to meet or exceed our own forecasts or expectations of analysts or investors;

•	Quarterly variations in our operating results;

•	Changes in the legal or regulatory environment in which we operate;

•	General conditions in the for-profit, postsecondary education industry, including changes in the ED and state laws and regulations and accreditation standards;

•	The initiation, pendency or outcome of litigation, regulatory reviews and investigations, and any adverse publicity related thereto;

•	Changes in our own forecasts or earnings estimates by analysts;

•	Future impairment of goodwill or other intangible assets;

•	Price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many companies in the for-profit, postsecondary education industry in recent periods;

•	The loss of key personnel; and

•	General economic conditions.

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

Our corporate headquarters are located in Hoffman Estates, Illinois, which is a suburb of Chicago, and our more than 75 schools’ on-ground campuses are located throughout the United States and in France, Canada, Italy and the United Kingdom. Each of our campuses contains admissions and administrative offices and teaching facilities, including classrooms, laboratories, and, in the case of campuses with culinary arts programs, kitchens. Also, certain of our campuses include dormitory and cafeteria facilities, and certain of our culinary schools utilize leased space to operate restaurants in conjunction with their culinary arts programs.

A majority of our campus locations and all of our corporate headquarters locations are leased. As of January 31, 2008, we leased approximately 5.9 million square feet under lease agreements related to our results of operations that have remaining terms ranging from less than one year to 21 years. As of January 31, 2008, we leased approximately 1.3 million square feet under lease agreements related to our discontinued operations that have remaining terms ranging from two years to 15 years. As of January 31, 2008, we owned approximately 0.3 million square feet of real property at the following campuses:

•	American InterContinental University, Houston, Texas—University segment

•	Brooks Institute, Santa Barbara, California—Colleges segment

•	The Cooking and Hospitality Institute of Chicago, Chicago, Illinois—Culinary Arts segment

•	Pennsylvania Culinary Institute, Pittsburgh, Pennsylvania—Culinary Arts segment

•	INSEEC Bordeaux, Bordeaux, France

See Part I, Item 1 of this Annual Report on Form 10-K for a table listing each of our campus locations. These properties exclude assets held for sale.

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

Note 13 “Commitments and Contingencies—Litigation and—Federal, State, and Accrediting Body Regulatory Matters” of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “CECO.”

The following table sets forth the range of high and low sales prices per share for our common stock as reported on the NASDAQ:

	Price Range of Common Stock
	High	Low
2007
First quarter	$32.71	$24.36
Second quarter	36.68	29.16
Third quarter	35.62	25.56
Fourth quarter	36.09	24.72

	High	Low
2006
First quarter	$37.74	$30.24
Second quarter	42.59	29.41
Third quarter	29.90	17.60
Fourth quarter	27.77	20.71

The closing price of our common stock as reported on the NASDAQ on February 26, 2008, was $16.00 per share. As of February 26, 2008, there were 160 holders of record of our common stock.

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

During 2007, we repurchased approximately 7.4 million shares of our common stock for approximately $224.3 million at an average price of $30.26 per share.

In addition during the fourth quarter of 2007, our Board of Directors adopted a resolution to retire approximately 15.6 million shares of our treasury stock outstanding. The retirement of our treasury shares effectively reduces the number of shares of our common stock issued and also reduces the number of shares of our common stock held as treasury shares.

Since the inception of the stock repurchase program in July 2005, we have repurchased approximately 18.2 million shares of our common stock for approximately $590.6 million at an average price of $32.48 per share. We are authorized under the program to use an additional $209.6 million to repurchase outstanding shares of our common stock.

See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K for information as of December 31, 2007, with respect to shares of our common stock that may be issued under our existing share-based compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical consolidated financial and other data are qualified in their entirety by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our selected statement of income and statement of cash flows data set forth below for each of the five years ended December 31, 2007, 2006, 2005, 2004, and 2003, and the balance sheet data as of December 31, 2007, 2006, 2005, 2004, and 2003, are derived from our consolidated financial statements.

	For the Year Ended December 31,
	2007	2006	2005	2004	2003(1)
	(Dollars in thousands, except per share amounts)
Selected Statement of Income Data
Total revenue	$1,674,882	$1,805,818	$1,854,581	$1,505,105	$955,962
Educational services and facilities expense	593,659	563,244	543,827	467,840	331,600
General and administrative expense	876,801	918,090	861,289	699,321	409,897
Depreciation and amortization expense	78,183	77,495	68,217	48,272	35,858
Goodwill and asset impairment(2)	5,821	90,150	—	—	—

Operating income	120,418	156,839	381,248	289,672	178,607
Operating profit margin percentage	7%	9%	21%	19%	19%
Total other income, net	23,259	20,936	14,268	3,752	3,802
Provision for income taxes	48,175	89,336	147,922	115,169	73,604

Income from continuing operations	95,502	88,439	247,594	178,255	108,805

(Loss) income from discontinued operations, net of tax(3)	(35,949)	(41,870)	(13,716)	1,364	3,999

Net income	$59,553	$46,569	$233,878	$179,619	$112,804

Net income per share-basic
Income from continuing operations	$1.02	$0.92	$2.45	$1.75	$1.13
(Loss) income from discontinued operations	(0.38)	(0.44)	(0.13)	0.01	0.04

Net income	$0.64	$0.48	$2.32	$1.76	$1.17

Net income per share-diluted
Income from continuing operations	$1.01	$0.90	$2.39	$1.70	$1.08
(Loss) income from discontinued operations	(0.38)	(0.43)	(0.13)	0.01	0.04

Net income	$0.63	$0.47	$2.26	$1.71	$1.12

	As of December 31,
	2007	2006	2005	2004	2003(1)
	(In thousands)
Selected Balance Sheet Data
Assets:
Cash, cash equivalents, and investments	$382,096	$447,619	$401,307	$316,009	$144,143
Student receivables, net	56,756	48,564	58,177	62,032	66,473
Assets held for sale	47,849	63,156	91,937	130,332	121,057
Total current assets	587,397	653,563	567,751	501,100	321,227
Total assets	1,366,466	1,419,802	1,495,303	1,375,512	1,118,298

Liabilities:
Liabilities held for sale	33,301	31,879	28,122	31,528	43,397
Total current liabilities	370,611	312,155	315,949	309,156	324,420
Total long-term debt, net of current maturities	2,179	2,763	16,357	21,591	—
Total liabilities	468,743	423,924	459,054	390,681	389,129
Working capital (deficit)	216,786	341,408	251,802	191,944	(3,193)

Share-based awards subject to redemption(4)	11,615	13,477	—	—	—

Treasury shares(5)	(75,023)	(366,319)	(200,158)	—	—

Total stockholders’ equity	$886,108	$982,401	$1,036,247	$984,831	$729,169

	For the Year Ended December 31,
	2007	2006	2005	2004	2003(1)
	(In thousands)
Selected Statement of Cash Flows Data
Net cash provided by operating activities	$222,075	$216,390	$378,225	$376,154	$233,287
Net cash provided by (used in) investing activities	4,813	(56,453)	(399,537)	(141,770)	(190,446)
Net cash provided by (used in) financing activities	(185,718)	(111,239)	(189,703)	(50,915)	81,409
Capital expenditures	$57,586	$69,473	$125,626	$142,781	$100,272

	For the Year Ended December 31,
	2007	2006	2005	2004	2003(1)
	(In thousands)
Selected Other Data
EBITDA(6)	$204,097	$238,173	$453,598	$341,579	$219,146
EBITDA margin percentage(6)	12.19%	13.19%	24.46%	22.69%	22.92%

(1)	On July 1, 2003, we acquired 100% of the issued and outstanding stock of Whitman Education Group, Inc. (“Whitman”). Whitman was a proprietary provider of career-oriented postsecondary education. Through three wholly-owned subsidiaries, Whitman operated 22 schools in 13 states that offered a range of health education, information technology and business studies.
(2)	During 2007, we recorded an asset impairment charge of approximately $5.8 million related to our Academy and Colleges segments. During 2006, we recorded goodwill and other intangible asset impairment charge of approximately $86.3 million related to our Health Education segment and recorded an asset impairment charge of approximately $3.8 million related to our Colleges segment. See Note 9 “Goodwill and Other Intangible Assets” of the notes to our consolidated financial statements for further discussion of the impairment.

(3)	See Note 5 “Discontinued Operations” of the notes to our consolidated financial statements for further discussion of discontinued operations.
(4)	“Share-based awards subject to redemption” on our consolidated balance sheet as of December 31, 2007, represents the pro rata grant-date cash redemption value of each outstanding stock option award for which the plan participant has the right, or may be granted the right, under our share-based compensation plans, upon the occurrence of a change in control event, to surrender all or part of his or her stock option awards to us in exchange for cash. Prior to our adoption of SFAS No. 123 (revised), Share-Based Payment (“SFAS 123R”), we were not required to record an amount for share-based awards subject to redemption on our consolidated balance sheet. See Note 16 “Share-Based Compensation” of the notes to our consolidated financial statements for further discussion of share-based awards subject to redemption.
(5)	In the fourth quarter of 2007, our Board of Directors adopted a resolution to retire approximately 15.6 million shares of our treasury stock. The retirement of our treasury shares effectively reduces the number of shares of our common stock issued and also reduces the number of shares of our common stock held as treasury shares.
(6)	For any period, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) are calculated as follows:

	For the Year Ended December 31,
	2007	2006	2005	2004	2003(1)
	(In thousands)
Income from continuing operations	$95,502	$88,439	$247,594	$178,255	$108,805
Provision for income taxes	48,175	89,336	147,922	115,169	73,604
Interest income	(18,948)	(19,002)	(11,937)	(2,919)	(958)
Interest expense	1,185	1,905	1,802	2,802	1,837
Depreciation and amortization	78,183	77,495	68,217	48,272	35,858

EBITDA	$204,097	$238,173	$453,598	$341,579	$219,146

(1)	EBITDA margin percentage equals EBITDA divided by total revenue. Neither EBITDA nor EBITDA margin percentage should be considered alternatives to, nor is there any implication that they are more meaningful than, any measure of performance or liquidity promulgated under accounting principles generally accepted in the U.S. We believe that EBITDA is particularly meaningful due principally to the role acquisitions have played in our development. Historically, our growth through acquisitions has resulted in significant non-cash depreciation and amortization expense because a significant portion of the purchase price of an acquired school is generally allocated to depreciable fixed assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those matters discussed in Item 1A “Risk Factors” in Part I of this Annual Report on Form 10-K that could cause our actual growth, results of operations, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.

As used in this Annual Report on Form 10-K, the terms “we,” “ us,” “our,” “the Company,” and “CEC” refer to Career Education Corporation and our wholly-owned subsidiaries. The terms “school” and “university” each refer to an individual, branded, proprietary educational institution, owned by us and including its campus locations. The term “campus” refers to an individual main or branch campus operated by one of our schools.

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition, critical accounting policies and estimates, and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto appearing elsewhere herein. This section is organized as follows:

•

Our Business—an overview of our business, a discussion of current business and industry opportunities, challenges, and risks, and a discussion of significant developments affecting our business, litigation and regulatory matters.

•	Results of Operations—an analysis and comparison of our consolidated results of operations for the years ended December 31, 2007, 2006, and 2005, as reflected in our consolidated statements of income.

•	Summary of Significant Accounting Policies and Estimates—a discussion of accounting policies and estimates that we believe require management’s most subjective or complex judgments.

•

Liquidity, Financial Position, and Capital Resources—a discussion of our primary sources and uses of cash for the years ended December 31, 2007 and 2006, a discussion of selected changes in our financial position, and a summary of our future contractual obligations.

OUR BUSINESS

Overview

We are a dynamic educational services company committed to quality, career-focused learning and led by passionate professionals who inspire individual worth and lifelong achievement. With approximately 89,500 students, we are one of the world’s leading on-ground providers of private, for-profit, postsecondary education and have a substantial presence in online education. Our schools and universities prepare students for professionally and personally rewarding careers through the operation of more than 75 on-ground campuses located throughout the United States and in France, Canada, Italy, and the United Kingdom and three fully-online academic programs.

We evaluate our business based on our operating segments, which we define as our operating divisions. Each of our school and university operating divisions represents a group of for-profit, postsecondary schools that offer a variety of degree and non-degree academic programs and are differentiated based on a variety of criteria including, but not limited to, brand name, academic offerings, and geographic location. As of December 31, 2007, we had six school reportable segments, consisting of Academy, Colleges, Culinary Arts, Health Education, International and University.

Academy includes our International Academy of Design and Technology (“IADT”) campuses that collectively offer academic programs primarily in the career-oriented discipline of visual communications and design technologies in an online, classroom or laboratory setting.

Colleges includes schools that collectively offer academic programs in our core career-oriented disciplines of business studies, health education, information technology, and visual communications and design technologies in a classroom or laboratory setting.

Culinary Arts includes our Le Cordon Bleu (“LCB”) and Kitchen Academy schools that collectively offer culinary arts programs in the career-oriented disciplines of culinary arts, baking and pastry arts, and hotel and restaurant management primarily in a classroom or kitchen setting.

Health Education primarily includes our Sanford-Brown schools that collectively offer academic programs in the career-oriented disciplines of health education, business studies, visual communications and design technologies, and information technology in a classroom or laboratory setting.

International includes our INSEEC Group schools and, effective January 25, 2007, our Istituto Marangoni schools located in France, Italy and the United Kingdom, which collectively offer academic programs in the career-oriented disciplines of business studies, fashion and design, and visual communication and technologies in a classroom or laboratory setting.

University includes our American InterContinental University (“AIU”) and Colorado Technical University (“CTU”) universities that collectively offer academic programs in the career-oriented disciplines of business studies, visual communication and design technologies, health education, information technology, criminal justice, and education in an online, classroom, or laboratory setting.

See Note 18 “Segment Reporting” and Note 20 “Subsequent Events” of the notes to our consolidated financial statements in for further discussion.

2007 Overview.

2007 was a year of considerable change for us, including:

•

the addition of new senior management, including; President and Chief Executive Officer, Gary E. McCullough; Executive Vice President and Chief Financial Officer, Michael J. Graham; Senior Vice President, General Counsel, Jeffrey D. Ayers; Senior Vice President and Chief Marketing and Admissions Officer, Leonard A. Mariani; and Senior Vice President Organization Effectiveness and Administration, Thomas G. Budlong, along with other key positions;

•

the acquisition of Istituto Marangoni in January 2007. We acquired all of the issued and outstanding stock of Istituto Marangoni for $39.6 million. Istituto Marangoni is a world-renowned postsecondary fashion and design school with locations in Milan, London and Paris. The acquisition expands our European operations and marks our entry into the Italian market;

•

in December 2007, we announced that AIU had been removed from probation by the Commission on Colleges of the Southern Association of Colleges and Schools (“SACS”). SACS placed AIU on probation in December 2005, setting in motion extensive actions taken by AIU to meet the accrediting agency’s concerns;

•

favorable outcomes in a number of regulatory and legal matters. In January 2007, we were notified by the U.S. Department of Education (“ED”) that it had lifted restrictions it imposed in June 2005 that had prevented us from acquiring domestic schools and opening additional branch campuses of our existing domestic schools. In March 2007, the United States District Court for the Northern District of Illinois dismissed the Amended Complaint in McSparran v. Larson, et al, a stockholder derivative suit, and, in April 2007, the court dismissed the Third Amended Consolidated Complaint in the In re Career Education Corporation Securities Litigation, a securities class action suit. In addition, the U.S. Department of Justice in Chicago notified us on April 19, 2007, that it was declining prosecution and closing its grand jury investigation of us;

•	the enhancement of controls and procedures throughout our operations to ensure quality performance and adherence to regulatory and ethical standards; and

•

the alignment of the our future actions around five strategic choices: 1) grow our core educational institutions, 2) enter new markets, 3) improve academic and operational effectiveness, 4) build our reputation and external relationships, and 5) grow and develop our people.

Total revenue from continuing operations during 2007 was $1.675 billion, a decrease of $130.9 million, or 7.3%, from total revenue during 2006 of $1.806 billion. Operating income during 2007 was $120.4 million, a decrease of $36.4 million, or 23.2%, from operating income during 2006 of $156.8 million. Income from continuing operations during 2007 was $95.5 million, or $1.01 per diluted share, compared to income from continuing operations during 2006 of $88.4 million, or $0.90 per diluted share, an increase of $7.1 million, or 8.0%.

The decline in our operating results represents a continuation of declining operating performance experienced in recent periods, which has been influenced by a number of factors, including, but not limited to, (1) the continued Probation status of our AIU schools, which was eventually lifted in December 2007, (2) general competitive pressures for student leads and enrollments experienced by some of our schools, (3) the ED’s general restrictions on our ability to open new branch campuses, which were eventually lifted in January 2007, (4) the continued negative impact of legal and regulatory matters, and (5) the related negative publicity and negative press coverage regarding us and certain of our schools. In addition, the current year operating results include expenses of approximately $20 million related to the probable settlement of certain legal matters.

Operating income as a percentage of total revenue from continuing operations declined from 8.7% during 2006 to 7.2% during 2007. The decrease in operating profit margin percentage during 2007 was primarily attributable to:

•	disproportionately larger revenue declines in our University segment, which produced the highest operating profit margins during 2006;

•

a decrease in operating profit margin percentage generated by our University segment, driven primarily by (1) a decline in revenue, caused, in part, by declining AIU student population and price reductions within our AIU Online associate degree programs, (2) an increase in administrative expenses, and (3) the disproportionate growth of CTU Online associate degree programs; and

•	increased occupancy expense and other fixed costs as a percentage of revenue due to declines in revenue.

Operating income in both 2007 and 2006 was impacted by impairment charges for long-lived assets. During 2007, we recorded a $5.8 million impairment charge related to writing down certain of our tangible assets to their respective fair value as a result of the decision to teach out our Academy segment’s IADT Toronto, Canada and IADT Pittsburgh, PA schools, as well as the Colleges segment’s Brooks College campuses. During 2006, we recorded $90.2 million of impairment charges related to the write-down of goodwill and assets within the Health Education segment and the impairment of tangible assets within the Colleges segment.

We expect 2008 to continue to be a period of significant transition and renewal. While our results continue to be negatively affected by a number of near-term factors, including cash and non-cash charges related to the teach-out of underperforming schools and the significant change in student lending markets, we believe that the steps we have taken to realign and refocus our business will both position us in the short term as an innovative leader in the delivery of high-quality postsecondary education and allow us to cost-effectively leverage our assets to build long-term value. We continue to be committed to delivering value over the long term to our students, employees, and stockholders.

Current Business and Industry Opportunities, Challenges, and Risks

In addition to the risk factors discussed in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K, we have identified a number of key factors and trends related to our business and industry that represent opportunities, challenges, and risks.

Sale Plan for Certain of Our Schools and Campuses. As of December 31, 2007, we were in negotiations with a potential buyer to sell all or some of the 11 schools and campuses held for sale at that time. The plan included the anticipated sale of our nine Gibbs division campuses, which collectively comprised our entire Gibbs reportable segment, McIntosh College (“McIntosh”) and Lehigh Valley College (“Lehigh”).

As of December 31, 2006, the plan also included two campuses of Brooks College. In June 2007, we decided to retain the two campuses of Brooks College and teach out these campuses because we were not able to identify a suitable buyer that we believed would support the best interests of the campus’ students and faculty. The two campuses of Brooks College are no longer held for sale and the results of operations of Brooks College are no longer reflected as discontinued operations in our consolidated statements of income for all periods presented. Additionally, the assets and liabilities of our two Brooks College campuses are no longer included in current assets held for sale and current liabilities held for sale on our consolidated balance sheet. All current and prior period financial statements and the related notes included herein have been restated to include the results of operations and financial position of Brooks College in the Colleges segment of our continuing operations.

On February 15, 2008, we announced plans to teach out all programs at McIntosh College, Lehigh Valley College and seven of the campuses that were part of the Gibbs Division; Gibbs Colleges in Cranston, R.I.; Boston, MA; Livingston and Piscataway, N.J.; and Norwalk, CT; and Katharine Gibbs Schools in New York, N.Y. and Norristown, PA. Each campus will employ a gradual teach-out process, enabling it to continue to operate while current students complete their programs. The campuses will no longer enroll new students. The other two schools held for sale at December 31, 2007, Gibbs College Vienna, VA and Katharine Gibbs School, Melville, NY will remain with us. The campuses will be converted to Sanford-Brown schools focusing on allied health programs. The results of operations for these two schools will be reported within the Health segment.

Our 2006 results included a $7.3 million charge, net of income tax benefit of $3.9 million, to write down to fair value the carrying value of tangible and intangible assets of the campuses held for sale as of December 31, 2007. The results of operations of the schools and campuses included in the Sale Plan have been classified as discontinued operations.

See Note 5 “Discontinued Operations” and Note 20 “Subsequent Events” of the notes to our consolidated financial statements for further discussion of our accounting for discontinued operations.

Impact of Sallie Mae Financing Decision. On January 18, 2008, we received notification that Sallie Mae would be terminating its recourse loan program with us, and more broadly within all of the postsecondary education market. Sallie Mae also notified us that while it intends to continue their non-recourse programs with us, Sallie Mae is also reviewing various aspects of such programs, including underwriting criteria. Sallie Mae agreed to extend the recourse loan program past the 30-day termination period to March 31, 2008. During the extension period the discount fee on loans certified during that period increases from 25% to 44%. Our efforts to work with Sallie Mae to arrange continued funding for active students that currently utilize Sallie Mae recourse loans past March 31, 2008 were not successful. We were notified by Sallie Mae on February 14, 2008 that it would no longer continue to offer recourse to existing students entering their second or subsequent academic term. We are working with third parties as well as internally to implement a funding program that will assist these students in continuing their program of study. We have estimated that up to $60 million of 2007 annual revenue was related to programs provided to new students who are impacted by the Sallie Mae decision to terminate its recourse loan program. Students attending CEC schools and universities retain the option to work with Sallie Mae to secure Federal Family Education Loan (“FFEL”) program and non-recourse loans.

We believe that we have the financial ability with our balance sheet and credit line to meet the obligations of any of the alternatives being considered.

Litigation and Regulatory Matters

See Note 13 “Commitments and Contingencies” of the notes to our consolidated financial statements for a discussion of selected litigation and regulatory matters affecting our business.

Recent Accounting Pronouncements

See Note 4 “Recent Accounting Pronouncements” of the notes to our consolidated financial statements for a discussion of recent accounting pronouncements that may affect us.

RESULTS OF OPERATIONS

Year Ended December 31, 2007, Compared to the Year Ended December 31, 2006

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the year ended December 31, 2007, compared to the year ended December 31, 2006 (dollars in thousands).

	For the Year Ended December 31,				% Change
	2007	% of Total Revenue	2006	% of Total Revenue	2007 vs. 2006
TOTAL REVENUE	$1,674,882		$1,805,818		-7.3%

OPERATING EXPENSES
Educational services and facilities:
Educational services and facilities expense	593,476	35.4%	562,705	31.2%	5.5%
Share-based compensation expense	183	0.0%	539	0.0%	-66.0%

Total educational services and facilities expense	593,659	35.4%	563,244	31.2%	5.4%

General and administrative:
Advertising and admissions expense	463,567	27.7%	494,283	27.4%	-6.2%
Administrative expense	362,230	21.6%	357,653	19.8%	1.3%
Bad debt expense	42,170	2.5%	55,856	3.1%	-24.5%
Share-based compensation expense	14,237	0.9%	16,373	0.9%	-13.0%
Management fee	(5,403)	-0.3%	(6,075)	-0.4%	-11.1%

Total general and administrative expense	876,801	52.4%	918,090	50.8%	-4.5%

Goodwill and asset impairment	5,821	0.3%	90,150	5.0%	-93.5%

OPERATING INCOME	120,418	7.2%	156,839	8.7%	-23.2%

OTHER INCOME, net	23,259	1.4%	20,936	1.2%	11.1%

PROVISION FOR INCOME TAXES	48,175	2.9%	89,336	5.0%	-46.1%

Effective tax rate	33.5%		50.3%
INCOME FROM CONTINUING OPERATIONS	95,502	5.7%	88,439	4.9%	8.0%

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(35,949)	-2.1%	(41,870)	-2.3%	-14.1%

NET INCOME	$59,553	3.6%	$46,569	2.6%	27.9%

Educational services and facilities expense includes costs directly attributable to the educational activity of our schools, including, among other things, (1) salaries and benefits of faculty, academic administrators, and student support personnel, (2) costs of educational supplies and facilities, including rents on school leases, certain costs of establishing and maintaining computer laboratories, costs of student housing, and owned and leased facility costs, (3) royalty fees paid to Le Cordon Bleu, and (4) certain student financing costs. Also included in educational services and facilities expense are costs of other goods and services provided by our schools, including, among other things, costs of textbooks, laptop computers, dormitory services, restaurant services, contract training and cafeteria services.

General and administrative expense includes salaries and benefits of personnel in corporate and school administration, marketing, admissions, financial aid, accounting, human resources, legal and compliance. Costs of promotion and development, advertising and production of marketing materials, occupancy of the corporate offices and bad debt expense are also included in this expense category.

Revenue

Revenue and student starts for each of our reportable segments for the years ended December 31, 2007 and 2006, were as follows (dollars in thousands):

	For the Year Ended December 31,				% Change
	2007	% of Total CEC	2006	% of Total CEC	2007 vs. 2006
REVENUE:
University segment	$682,750	41%	$837,576	46%	-18%
Culinary Arts segment	365,789	22%	364,169	20%	0%
Colleges segment	184,355	11%	218,840	12%	-16%
Health Education segment	189,017	11%	168,896	10%	12%
Academy segment	170,917	10%	164,548	9%	4%
International segment(4)	81,907	5%	50,895	3%	61%
Corporate and other	147	0%	894	0%	-84%

Total revenue	$1,674,882		$1,805,818		-7%

STUDENT STARTS:
University segment	51,300	54%	50,000	56%	3%
Culinary Arts segment	11,700	12%	10,900	12%	7%
Colleges segment(1)	4,700	5%	5,400	6%	-13%
Health Education segment(2)	15,300	16%	13,600	15%	13%
Academy segment(3)	6,000	6%	5,300	6%	13%
International segment(4)	6,500	7%	4,500	5%	44%

Total student starts	95,500		89,700		6%

(1)	Colleges segment student starts exclude the Brooks College, Long Beach and Sunnyvale, CA campuses, which are currently being taught out.
(2)	Health Education segment student starts exclude SBI Springfield, MA, which was taught out in September 2007.
(3)	Academy segment student starts exclude IADT Pittsburgh, PA and IADT Toronto, Canada, which are currently being taught out.
(4)	In January 2007, we purchased Istituto Marangoni. The results of its operations are included in our consolidated results from January 25, 2007 forward.

Total revenue from continuing operations decreased $130.9 million, or 7.3% from 2006. The overall decrease in revenue is primarily attributable to decreases in revenue generated by the University and Colleges segment, offset, in part, by increases in revenue generated by our Culinary Arts, Health Education, Academy and International segments.

University Segment Revenue. The University segment revenue decrease is primarily attributable to a decrease in average revenue per student as well as a decline in average population as compared to the prior year. The decrease in average revenue per student was attributable to a population mix change that included an increase in CTU students, which has a lower revenue per student than AIU, and an increase in students in our University segment’s fully-online associate degree programs, which offer lower tuition rates than those of our University segment’s fully-online bachelor’s degree and master’s degree programs. The increase in online associate degree-seeking students was a result of a pricing reduction in our AIU Online associate programs and strong student population growth at CTU Online. The decline in average population was driven by a decline in average population for both AIU online and on-ground being partially offset by an increase in the average CTU Online population. We believe that the declines in the AIU student population and student starts are primarily attributable to the continuing effects of the SACS probation status, which was lifted in December 2007. The SACS probation status that remained in place during the majority of the academic school year negatively impacted those schools’ ability to recruit new students. The effects of the SACS probation status resulted in a decrease in student population and revenue at each of our AIU universities.

The combined revenue for our University segment schools’ fully-online platforms, including AIU Online and CTU Online decreased $130.8 million, or 19.9%, from $658.6 million during the year ended December 31, 2006, to $527.8 million during the year ended December 31, 2007.

Culinary Arts Revenue. The Culinary Arts segment revenue increased slightly primarily due to an increase in student enrollments and student starts during 2007, relative to student starts enrollments and student starts during 2006.

Colleges Revenue. The Colleges segment revenue decrease is primarily attributable to a decline in student population as well as a decline in student starts and enrollments during 2007 as compared to 2006. We believe that revenue has also been negatively impacted by certain legal and regulatory matters and the related negative publicity, negative press coverage regarding certain of our Colleges segment schools, and general competitive pressures for student leads and enrollments experienced by certain of our Colleges segment schools.

Health Education Revenue. The Health Education segment revenue increase is primarily attributable to (1) tuition price increases affected during 2006, (2) an increase in average student population during 2007, relative to average student population during 2006, (3) a continued strengthening in student enrollments at our Health Education segment schools, and (4) a shift in student enrollment mix that resulted in higher average revenue per student.

Academy Revenue. The Academy segment revenue increase is primarily attributable to an increase in average student population and student starts during 2007, relative to average student population and student starts during 2006.

International Revenue. The International segment revenue increase is primarily attributable to revenue of $19.0 million generated by Istituto Marangoni, which we acquired in January 2007, and a $12.0 million increase in our INSEEC schools revenues during 2007 as a result of an increase in average student population during 2007, relative to average student population during 2006. Of the $31.0 million increase in International segment revenues, approximately $6.9 million was the result of favorable foreign currency exchange rates with respect to the continued weakness in the U.S. Dollar in comparison to the Eurodollar and the British Pound Sterling.

Educational Services and Facilities Expense

The increase in educational services and facilities expense is primarily attributable to $9.1 million of Istituto Marangoni costs included in 2007 as a result of their acquisition in January 2007, increased occupancy costs across most of our segments and increased academic costs primarily within our International and Culinary segments. These increases were partially offset by decreases in other student-related expenses, including the costs of laptop computers, textbooks, and other program materials, attributable to decreases in student population at most of our schools during 2007.

The increase in the International segment educational services and facilities expense in addition to the Istituto Marangoni costs was primarily due to an increase in average student population in 2007, relative to average student population in 2006.

The increase in the Culinary Arts segment educational services and facilities expense is primarily attributable to a $2.7 million increase in recourse loan fees and a $1.8 million increase in occupancy expense primarily as a result of an increase in incremental costs associated with LCB, Kitchen Academy and four start-up campuses during 2007.

The increase in the Academy segment educational services and facilities expense is primarily attributable to a $3.3 million increase in academics expense and a $2.2 million increase in occupancy expense primarily as a result of a larger average student population in 2007, relative to 2006, and the incremental expenses associated with the two IADT start-up campuses in 2007.

General and Administrative Expense

The decrease in general and administrative expenses is primarily attributable to a decrease in admissions, advertising and bad debt expenses incurred by our University segment and a decrease in administrative and admissions expense in Corporate and other, partially offset by increases in the Academy, Culinary Arts, Health Education and International segments.

The decrease in University segment administrative expenses during 2007 is primarily attributable to a $22.1 million decrease in bad debt expense as a result of a decline in AIU student population and related student receivables and improved cash collections experience, a $21.5 million decrease in admissions expense associated with admission headcount reductions along with lower average student population, and a $4.6 million decrease in advertising costs as a result of a planned reduction in advertising spending based upon strategic initiatives utilizing a target marketing approach and more effective media sources.

The increases in administrative, advertising, marketing and admissions costs incurred by our Academy segment, Health Education segment and Culinary Arts segment schools are primarily attributable to variable costs incurred to support an increase in student enrollments and starts. The increase in the International segment is primarily attributable to $8.6 million in general and administrative expenses incurred by Istituto Marangoni, which we acquired in January 2007.

Bad debt expense incurred by each of our reportable segments during the years ended December 31, 2007 and 2006, was as follows (dollars in thousands):

	For the Year Ended December 31,				% Change
	2007	% of Segment Revenue	2006	% of Segment Revenue	2007 vs. 2006
Bad debt expense by segment:
University segment	$15,006	2.2%	$37,083	4.4%	-60%
Culinary Arts segment	11,839	3.2%	5,207	1.4%	127%
Colleges segment	1,536	0.8%	1,606	0.7%	-4%
Health Education segment	9,686	5.1%	6,099	3.6%	59%
Academy segment	3,630	2.1%	2,875	1.7%	26%
International segment	333	0.4%	783	1.5%	-57%
Corporate and other	140	N/A	2,203	N/A	-94%

Total bad debt expense	$42,170	2.5%	$55,856	3.1%	-25%

The overall decrease in bad debt expense during 2007 is primarily attributable to (1) a decrease in overall student receivable exposure at a majority of our schools, (2) overall improvement in student retention, and (3) improvement in our collections experience.

Goodwill and Asset Impairment

During 2007, we recorded approximately $5.8 million in asset impairment charges related to the reduction in asset carrying values for certain campuses within our Colleges and Academy segments, which are currently being taught-out. In 2006, we recorded approximately $86.3 million in goodwill and other intangible asset impairment charges related to our Health Education segment and approximately $3.8 million in asset impairment charges related to a reduction in asset values of our Brooks campuses.

Operating Income and Operating Margin Percentage

	For the Year Ended December 31,				% Change
	2007	% of Total CEC	2006	% of Total CEC	2007 vs. 2006
	(Dollars in thousands)
OPERATING INCOME (LOSS):
University segment	$91,342	76%	$204,623	131%	-55%
Culinary Arts segment	49,133	41%	60,646	39%	-19%
Colleges segment	9,001	7%	32,331	21%	-72%
Health Education segment	6,980	6%	(82,551)	-53%	109%
Academy segment	3,390	3%	13,808	9%	-75%
International segment	13,024	11%	11,456	7%	14%
Corporate and other	(52,452)	-44%	(83,474)	-54%	37%

Total operating income	$120,418		$156,839		-23%

Operating profit (loss) margin percentage:
University segment (excluding share of affiliate earnings)	13.4%		24.4%
Culinary Arts segment	13.4%		16.7%
Colleges segment	4.9%		14.8%
Health Education segment	3.7%		-48.9%
Academy segment	2.0%		8.4%
International segment	15.9%		22.5%
Total operating profit margin percentage	7.2%		8.7%

The decrease in operating income and operating profit margin during 2007 is primarily attributable to the declines in University segment operating profit and operating profit margin percentage.

As discussed above, we believe that the declines in University segment operating profit and operating profit margin percentage are primarily attributable to the negative effects of the SACS probation status of the University segment’s AIU universities and increased competition. AIU Online’s operating profit margin percentage declined from 39.3% during 2006 to 23.9% during 2007. As discussed above, declines in AIU Online operations and student population had a disproportionately negative impact on overall University segment and CEC consolidated operating profits and operating profit margin percentages.

Operating profit and operating profit margin percentage information for the years ended December 31, 2007 and 2006, for our University segments’ universities, including the universities’ online platforms, were as follows:

	For the Year Ended December 31,
	2007	2006
	(Dollars in thousands)
Operating Profit (Loss):
On-ground universities	$(27,024)	$(10,533)
Online platforms (AIU Online, CTU Online, and
Stonecliffe College Online combined)	118,366	215,156

Total University segment operating profit	$91,342	$204,623

Operating Profit (Loss) Margin Percentage:
On-ground universities	-17.4%	-5.9%
Online platforms (AIU Online, CTU Online, and
Stonecliffe College Online combined)	22.4%	32.7%
Total University segment operating profit margin percentage	13.4%	24.4%
AIU Online	23.9%	39.3%
CTU Online and Stonecliffe College Online	20.3%	18.8%

Other Income, net

The increase in other income, net is primarily due to increased earnings from our AU Dubai affiliate along with a decrease in interest expense driven by lower average borrowings in the current year.

See Note 20 “Subsequent Events” of the notes to our consolidated financial statements for further discussion of our AU Dubai affiliate.

Provision for Income Taxes

Our consolidated effective income tax rate was 33.5% for the year ended December 31, 2007, as compared to 50.3% for the comparable prior-year period. The effective income tax rate for 2006 was attributable to the fact that only $8.0 million of the total $86.3 million Health Education segment goodwill and intangible asset impairment charges recognized during 2006 were deductible for income tax purposes. Excluding the effect of these charges, our effective income tax rate for 2006 would have been 34.2%.

We identify items that are not normal and recurring in nature and treat these as discrete events. The tax effect of discrete items is booked entirely in the period in which the discrete event occurs. Additionally, tax legislation and tax examinations in the jurisdictions in which we do business may change our effective tax rate in future periods. While such changes cannot be predicted, if they occur, the impact on our tax assets, obligations and liquidity will need to be measured and recognized in the financial statements.

Loss from Discontinued Operations

Loss from discontinued operations decreased $6.0 million, or 14.1%, from $41.9 million during 2006, to $35.9 million during 2007. The loss from discontinued operations included goodwill and asset impairment charges of $20.0 million, net of income tax benefit of $10.9 million, and $21.6 million, net of income tax benefit of $7.5 million, for the years ended December 31, 2007 and 2006, respectively. The 2007 charge related to the reduction of the carrying value of the net assets held for sale to their fair value less cost to sell. The 2006 charge included a goodwill impairment charge related to our Gibbs division of $6.8 million, net of income tax benefit of $3.6 million and a charge of $7.3 million, net of income tax benefit of $3.9 million, to reduce the carrying value of net assets held for sale to fair value less costs to sell. The 2006 results also included an acceleration of rent expense for excess and unused leased space of $6.0 million, net of income tax benefit of $3.2 million. See Note 5 “Discontinued Operations” and Note 20 “Subsequent Events” of the notes to our consolidated financial statements for further discussion of our discontinued operations.

Year Ended December 31, 2006, Compared to the Year Ended December 31, 2005

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the year ended December 31, 2006, compared to the year ended December 31, 2005 (dollars in thousands).

	For the Year Ended December 31,				% Change
	2006	% of Total Revenue	2005	% of Total Revenue	2006 vs. 2005
TOTAL REVENUE	$1,805,818		$1,854,581		-2.6%

OPERATING EXPENSES
Educational services and facilities:
Educational services and facilities expense	562,705	31.2%	543,827	29.3%	3.5%
Share-based compensation expense	539	0.0%	—	0.0%	—

Total educational services and facilities expense	563,244	31.2%	543,827	29.3%	3.6%

General and administrative:
Advertising and admissions expense	494,283	27.4%	454,022	24.5%	8.9%
Administrative expense	357,653	19.8%	340,056	18.3%	5.2%
Bad debt expense	55,856	3.1%	74,038	4.0%	-24.6%
Share-based compensation expense	16,373	0.9%	—	0.0%	N/A
Management fee	(6,075)	-0.4%	(6,827)	-0.4%	-11.0%

Total general and administrative expense	918,090	50.8%	861,289	46.4%	6.6%

Goodwill and asset impairment	90,150	5.1%	—	0.0%	—

OPERATING INCOME	156,839	8.7%	381,248	20.6%	-58.9%

OTHER INCOME, net	20,936	1.2%	14,268	0.8%	46.7%

PROVISION FOR INCOME TAXES	89,336	5.0%	147,922	8.0%	-39.6%

Effective tax rate	50.3%		37.4%
INCOME FROM CONTINUING OPERATIONS	88,439	4.9%	247,594	13.4%	-64.3%

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(41,870)	-2.3%	(13,716)	-0.8%	205.3%

NET INCOME	$46,569	2.6%	$233,878	12.6%	-80.1%

Educational services and facilities expense includes costs directly attributable to the educational activity of our schools, including, among other things, (1) salaries and benefits of faculty, academic administrators and student support personnel, (2) costs of educational supplies and facilities, including rents on school leases, certain costs of establishing and maintaining computer laboratories, costs of student housing, and owned and leased facility costs, (3) royalty fees paid to Le Cordon Bleu, and (4) certain student financing costs. Also included in educational services and facilities expense are costs of other goods and services provided by our schools, including, among other things, costs of textbooks, laptop computers, dormitory services, restaurant services, contract training and cafeteria services.

General and administrative expense includes salaries and benefits of personnel in corporate and school administration, marketing, admissions, financial aid, accounting, human resources, legal and compliance. Costs of promotion and development, advertising and production of marketing materials, occupancy of the corporate offices and bad debt expense are also included in this expense category.

Revenue

Revenue and student starts for each of our reportable segments for the years ended December 31, 2006 and 2005, were as follows (dollars in thousands):

	For the Year Ended December 31,				% Change
	2006	% of Total CEC	2005	% of Total CEC	2006 vs. 2005
REVENUE:
University segment	$837,576	46%	$870,125	47%	-4%
Culinary Arts segment	364,169	20%	383,330	21%	-5%
Colleges segment	218,840	12%	242,399	13%	-10%
Health Education segment	168,896	10%	153,874	8%	10%
Academy segment	164,548	9%	160,009	9%	3%
International segment	50,895	3%	44,830	2%	14%
Corporate and other	894	0%	14	0%	6286%

Total revenue	$1,805,818		$1,854,581		-3%

STUDENT STARTS:
University segment	50,000	56%	64,000	60%	-22%
Culinary Arts segment	10,900	12%	11,100	11%	-2%
Colleges segment(1)	5,400	6%	7,000	7%	-23%
Health Education segment(2)	13,600	15%	12,400	12%	10%
Academy segment(3)	5,300	6%	6,100	6%	-13%
International segment	4,500	5%	4,000	4%	13%

Total student starts	89,700		104,600		-14%

(1)	Colleges segment student starts exclude the Brooks College, Long Beach and Sunnyvale, CA campuses, which are currently being taught out.
(2)	Health Education segment student starts exclude SBI Springfield, MA, which was taught out in September 2007.
(3)	Academy segment student starts exclude IADT Pittsburgh, PA and IADT Toronto, Canada, which are currently being taught out.

The overall decrease in revenue was primarily attributable to decreases in revenue generated by the University segment, the Culinary Art segment, and Colleges segment, offset, in part, by increases in revenue generated by our Health Education segment, Academy segment, and International segment. The overall decline in revenue was caused primarily by decreases in student starts and student population during 2006, but our revenue growth prospects were also hindered to a certain degree by our inability to open new branch campuses or acquire domestic campuses as a result of restrictions imposed on us by the ED. These restrictions were lifted by the ED in January 2007.

University Segment Revenue. The overall University segment revenue decrease was primarily attributable to declines in student population and student starts during 2006. We believe the declines in University segment student population and student starts were primarily attributable to the effects of the ongoing SACS Probation status of our AIU universities, which was announced by SACS on December 6, 2005, extended by SACS for one year on December 11, 2006, and continued to negatively impact our University segment schools’ ability to recruit new students. The adverse effect of the SACS probation status, accompanied by increased competition, has resulted in a decrease in student population and revenue at each of our AIU universities and most dramatically impacted the operating results of AIU Online, one of our most profitable businesses. Also, contributing, in part, to the decline in 2006 revenue was the impact of the AIU Online associate degree program price reductions introduced during the third quarter of 2006.

The decrease in University segment revenue associated with decreases in AIU revenue during 2006 was offset, in part, by an increase in revenue generated by our University segment’s CTU Online platform. The increase in CTU Online revenue was primarily due to an increase in CTU Online student population during 2006 relative to CTU Online student population during 2005. CTU Online’s student population growth was primarily attributable to its broadening penetration of the expanding online education market through increased investment in marketing activities and recruiting efforts and an expansion of program offerings and online platforms.

Modest improvements in University segment student retention during 2006 also contributed positively to 2006 University segment revenue.

The combined revenue for our University segment schools’ fully-online platforms, including AIU Online and CTU Online decreased $7.5 million, or 1.1%, from $666.1 million during the year ended December 31, 2005, to $658.6 million during the year ended December 31, 2006.

Culinary Arts Segment Revenue. The Culinary Arts segment revenue decrease was primarily attributable to a decline in Culinary Arts segment schools’ average student population during 2006, relative to Culinary Arts segment schools’ average student population during 2005. The decrease in average student population during 2006 was primarily attributable to declines in Culinary Arts segment conversion rates and show rates during 2006. We believe that the declines in conversion rates and start rates during 2006 were caused, in part, by strict credit standards implemented by all our schools to mitigate our bad debt exposure. The existence of strict credit standards effectively limit the number of prospective culinary arts students who qualify for certain private financing options. The strict credit standards generally have had a more significant effect on our Culinary Arts segment schools because these schools typically offer higher priced academic programs relative to academic programs offered by our other segment’s schools. During the third quarter of 2006, we implemented changes in the credit standards for all of our schools’ students. These changes, while in compliance with our overall principles of fiscal responsibility, were intended to mitigate, in part, the negative effects of our original tightening of credit standards for all schools.

Colleges Segment Revenue. The Colleges segment revenue decrease was primarily attributable to (1) a decline in student population for our Colleges segment schools during 2006, (2) a decline in Colleges segment student starts during 2006 compared to Colleges segment student starts during 2005, and (3) a continuation of weak operating performance experienced in recent periods by a many of our Colleges segment schools. We believe that the weak operating performance experienced by many of our Colleges segment schools was primarily attributable to the continued negative impact of certain legal and regulatory matters and the related negative publicity, negative press coverage regarding certain of our Colleges segment schools, and general competitive pressures for student leads and enrollments experienced by certain of our Colleges segment schools.

Health Education Segment Revenue. The Health Education segment revenue increase was primarily attributable to (1) a modest increase in average student population during 2006, which we believe was a result of changes in our credit standards for all schools implemented during the third quarter of 2006, (2) a strengthening of student starts at certain of our Health Education segment schools, and (3) a shift in student enrollment mix that resulted in higher average revenue per student.

Educational Services and Facilities Expense

The increase in educational services and facilities expense was primarily attributable to an overall increase in certain academic and occupancy costs incurred by our University segment schools, offset, in part, by decreases in other student-related expenses, including the costs of laptop computers, textbooks, and other program materials, attributable to decreases in student population at most of our schools during 2006.

The increase in University segment educational services and facilities expense was primarily attributable to increases in variable expenses incurred by CTU Online necessary to support increases in student population. The increase was also attributable to (1) costs related to additional student service activities designed to improve retention, (2) an increase in costs associated with curriculum development activities, and (3) increased occupancy costs associated with facility expansions in support of University segment online platforms during 2005 and 2006.

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

General and Administrative Expense

This increase in general and administrative expense was primarily attributable to an increase in administrative, advertising, marketing and admissions costs incurred by our University, Health Education and Culinary Arts segment schools, and approximately $16.4 million of share-based compensation expense recognized during 2006 in connection with our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), Share-Based Payment (“SFAS 123R”).

The increase in University segment administrative expenses during the period was primarily attributable to costs incurred by AIU in connection with the university’s efforts to remediate its probation status with its accrediting body. The increase in University segment administrative expense was also attributable to increases in variable administrative costs incurred by CTU in response to increased student enrollments during the period. The increase in University segment advertising, marketing, and admissions costs during the period was primarily attributable to costs incurred by CTU Online in support of increased student lead, enrollment, and start volume.

The increases in administrative, advertising, marketing, and admissions costs incurred by our Health Education segment and Culinary Arts segment schools were primarily attributable to variable costs incurred to support student enrollments and starts.

The increases in general and administrative expenses during 2006 were also attributable to additional employee salary and benefit costs incurred during 2006 in connection with our accounting, financial aid processing and cash collections centralization efforts and increases in employee headcount within our corporate and school compliance departments and our corporate internal audit and legal departments.

Additionally, included in general and administrative expenses during 2006 were charges of approximately $4.0 million and $1.7 million, respectively, attributable to future cash severance payments due to our former Chairman and share-based compensation expense recorded in connection with modifications made during the fourth quarter of 2006 to certain options held by our former Chairman.

The increase in general and administrative expense discussed above was offset, in part, by an overall decrease in bad debt expense during 2006 of approximately $18.2 million. Bad debt expense incurred by each of our reportable segments during the years ended December 31, 2006 and 2005, was as follows (dollars in thousands):

	For the Year Ended December 31,				% Change
	2006	% of Segment Revenue	2005	% of Segment Revenue	2006 vs. 2005
Bad debt expense by segment:
University segment	$37,083	4.4%	$51,747	5.9%	-28%
Culinary Arts segment	5,207	1.4%	5,974	1.6%	-13%
Colleges segment	1,606	0.7%	2,731	1.1%	-41%
Health Education segment	6,099	3.6%	7,869	5.1%	-22%
Academy segment	2,875	1.7%	3,705	2.3%	-22%
International segment	783	1.5%	483	1.1%	62%
Corporate and other	2,203	N/A	1,529	N/A	44%

Total bad debt expense	$55,856	3.1%	$74,038	4.0%	-25%

The overall decrease in bad debt expense during 2006 was primarily attributable to (1) a decrease in overall student receivable exposure at a majority of our schools, primarily as a result of declines in student population during the period, (2) overall improvement in student retention, and (3) improvement in our collections experience.

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

Goodwill and Asset Impairment

During 2006, we recognized $90.2 million in goodwill and asset impairment charges, of which $86.3 million was attributable to our Health Education segment. The remainder was attributable to asset impairments associated with our Brooks Colleges. See Note 5 “Discontinued Operations” of the notes to our consolidated financial statements for further discussion.

Operating Income and Operating Margin Percentage

	For the Year Ended December 31,				% Change
	2006	% of Total CEC	2005	% of Total CEC	2006 vs. 2005
	(Dollars in thousands)
OPERATING INCOME:
University segment	$204,623	131%	$282,957	74%	-28%
Culinary Arts segment	60,646	39%	82,669	22%	-27%
Colleges segment	32,331	21%	49,483	13%	-35%
Health Education segment	(82,551)	-53%	1,087	0%	-7694%
Academy segment	13,808	9%	11,636	3%	19%
International segment	11,456	7%	9,137	2%	25%
Corporate and other	(83,474)	-54%	(55,721)	-14%	-50%

Total operating income	$156,839		$381,248		-59%

Operating profit (loss) margin percentage:
University segment (excluding share of affiliate earnings)	24.4%		32.5%
Culinary Arts segment	16.7%		21.6%
Colleges segment	14.8%		20.4%
Health Education segment	-48.9%		0.7%
Academy segment	8.4%		7.3%
International segment	22.5%		20.4%
Total operating profit margin percentage	8.7%		20.6%

The decrease in operating income during 2006 was primarily attributable to non-cash goodwill and intangible asset impairment charges of approximately $90.2 million. Also contributing to our decrease in operating profit during 2006 was non-cash share-based compensation expense of $16.4 million incurred in connection with our adoption of SFAS 123R, and the declines in University segment operating profit and operating profit margin percentage.

As discussed above, we believe that the declines in University segment operating profit and operating profit margin percentage were primarily attributable to the negative effects of the SACS probation status of the University segment’s AIU universities and increased competition. AIU Online’s operating profit margin percentage declined from 44.4% during 2005 to 39.1% during 2006. As discussed above, declines in AIU Online operations and student population had a disproportionately negative impact on overall University segment and CEC consolidated operating profits and operating profit margin percentages.

Operating profit and operating profit margin percentage information for the years ended December 31, 2006 and 2005, for our University segments’ universities, including the universities’ online platforms, were as follows:

	For the Year Ended December 31,
	2006	2005
	(Dollars in thousands)
Operating Profit (Loss):
On-ground universities	$(10,533)	$19,891
Online platforms (AIU Online and CTU Online combined)	215,156	263,066

Total University segment operating profit	$204,623	$282,957

Operating Profit (Loss) Margin Percentage:
On-ground universities	-5.9%	9.7%
Online platforms (AIU Online and CTU Online combined)	32.7%	39.5%
Total University segment operating profit margin percentage	24.4%	32.5%
AIU Online	39.1%	44.4%
CTU Online	18.8%	22.7%

Other Income, net

The increase in other income, net was primarily due to a $7.1 million increase in interest income over the prior year. The increased interest income was primarily due to higher average invested balances and a general increase in short-term interest rates during 2006.

Provision for Income Taxes

The effective income tax rate of 50.3% reflected in our statement of income during 2006 was attributable to the fact that only $8.0 million of our total $86.3 million Health Education segment goodwill and intangible asset impairment charge, which is included in operating expenses, was deductible for income tax purposes. As such, an income tax benefit has not been provided for the non-deductible portion of the charge. Excluding the effect of the non-deductible goodwill and intangible asset impairment charge, our effective income tax rate for 2006 would have been 34.2%.

We reduced our effective income tax rate from 37.4% during 2005 to 34.2% during 2006, excluding the effect of the non-deductible Health Education segment goodwill and intangible asset impairment charge. The decrease in our effective tax rate was attributable to the impact of various tax planning strategies, favorable changes in the proportionate distribution of our total pretax income among the tax jurisdictions in which we operate, and an increase in tax-exempt interest earned on invested cash balances. Future changes in the proportionate distribution of our total pretax income among the tax jurisdictions in which we operate may further impact our effective income tax rate.

Loss from Discontinued Operations

We recorded a loss from discontinued operations of $41.9 million associated with our 11 schools and campuses held for sale during 2006. The total $41.9 million loss was primarily attributable to impairment charges recorded in 2006, which included operating losses of $21.8 million, net of income tax benefit of $11.5 million, an acceleration of rent expense for excess and unused leased space recorded in the fourth quarter of 2006 of $6.0 million, net of income tax benefit of $3.2 million, a goodwill impairment charge related to the Gibbs division of $6.8 million, net of income tax benefit of $3.6 million, recorded during the first quarter of 2006, and a charge of $7.3 million, net of income tax benefit of $3.9 million, recorded in the fourth quarter of 2006 to reduce the carrying value of net assets held for sale to fair value less costs to sell. See Note 5 “Discontinued Operations” and Note 20 “Subsequent Events” of the notes to our consolidated financial statements for further discussion of our discontinued operations.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

We have identified the accounting policies and estimates listed below as those that we believe require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties. This section should be read in conjunction with Note 2 “Summary of Significant Accounting Policies” of the notes to our consolidated financial statements which includes a discussion of these and other significant accounting policies.

Revenue Recognition

Our revenue is derived primarily from academic programs taught to students who attend our schools. We generally segregate our revenue into two categories, (1) tuition and registration fees and (2) other. Tuition and registration fees represent costs to our students for educational services provided by our schools. We generally bill a student for tuition and registration fees at the beginning of an academic term, and we recognize the tuition and registration fees as revenue on a straight-line basis over the academic term, which includes any applicable externship period. The portion of tuition and registration fees payments received from students but not earned is recorded as deferred tuition revenue and reflected as a current liability on our consolidated balance sheet, as such amount represents revenue that we expect to earn within the next year. If a student withdraws from one of our schools prior to the completion of the academic term, we refund the portion of tuition and registration fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain.

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

A one percentage point change in our allowance for doubtful accounts as a percentage of gross student receivables from operations as of December 31, 2007, would have resulted in a change in income from continuing operations of $0.9 million during the year then ended.

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

Contingencies

In accordance with SFAS No. 5, Accounting for Contingencies, we accrue for costs associated with certain contingencies, including, but not limited to, settlement of legal proceedings and regulatory compliance matters, when such costs are probable and reasonably estimable. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved. See Note 13 “Commitments and Contingencies” of the notes to our consolidated financial statements for additional discussion of these matters.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of cost over fair market value of identifiable net assets acquired through business purchases. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we review goodwill and indefinite-lived intangible assets for impairment on at least an annual basis by applying a fair-value-based test. In evaluating the recoverability of the carrying value of goodwill and other indefinite-lived intangible assets, we must make assumptions regarding the fair value of our reporting units, as defined under SFAS 142. If our fair value estimates or related assumptions change in the future, we may be required to record impairment charges related to goodwill and other indefinite-lived intangible assets.

In performing our annual review of goodwill balances for impairment, we estimate the fair value of each of our reporting units based primarily on projected future operating results and cash flows and other assumptions. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically, projected operating results and cash flows have not always been achieved. The failure of one of our reporting units to achieve projected operating results and cash flows in the near term or long term may reduce the estimated fair value of the reporting unit below its carrying value and result in the recognition of a goodwill impairment charge. We monitor the operating results and cash flows of our reporting units on a quarterly basis for signs of possible declines in estimated fair value and goodwill impairment. See Note 9 “Goodwill and Other Intangible Assets” of the notes to our consolidated financial statements for further discussion of goodwill impairment considerations and related charges we recognized during the year ended December 31, 2007.

Long-Lived Assets

On an ongoing basis, we review property and equipment, definite-lived intangible assets, and other long-lived assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. If such events or changes in circumstances occur, we will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset is less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

In evaluating the recoverability of long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of such assets. If our fair value estimates or related assumptions change in the future, we may be required to record impairment charges related to long-lived assets and definite-lived intangible assets.

Discontinued Operations

We account for discontinued operations, including our 11 schools and campuses currently held for sale, in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). In accordance with SFAS 144, the net assets of assets held for sale are recorded on our consolidated balance sheet at estimated fair value, less costs to sell. The results of operations of discontinued operations are segregated from those of continuing operations and reported as discontinued operations in our consolidated statement of income. See Note 5 “Discontinued Operations” and Note 20 “Subsequent Events” of the notes to our consolidated financial statements for further discussion of our accounting for discontinued operations.

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

On January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The initial application of FIN 48 to our tax positions had no effect on our stockholders’ equity.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

As of December 31, 2007, cash, cash equivalents, and investments totaled $382.1 million. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We finance our operating activities and our organic growth primarily through cash generated from operations. We finance acquisitions primarily through funding from credit facility borrowings and cash generated from operations. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, and lease commitments through at least the next 12 months primarily with cash generated by operations, existing cash balances, and, if necessary, borrowings under our existing credit agreements.

The ED requires that Title IV Program funds collected in advance of student billings be kept in a separate cash account until students are billed for the portion of their program related to those Title IV Program funds collected. The ED further requires that Title IV Program funds be disbursed to students within three business days of receipt. We do not recognize restricted cash balances on our consolidated balance sheet until all restrictions have lapsed with respect to those balances. As of December 31, 2007 and 2006, the amount of restricted cash balances recorded in separate cash accounts was not significant. Restrictions on cash balances have not affected, nor do we believe that such restrictions will affect, our ability to fund our daily operations.

Sources and Uses of Cash

Operating Cash Flows

During the year ended December 31, 2007 and 2006, net cash flows provided by operating activities totaled $222.1 million and $216.4 million, respectively.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students finance tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, private and institutional scholarships and cash payments. The following table summarizes our U.S. schools’ cash receipts from tuition payments by fund source as a percentage of total tuition payments received for the years ended December 31, 2007, 2006, and 2005. The percentages reflected therein were determined based upon our U.S. schools’ cash receipts for the 12-month period ended December 31.

	For the Year Ended December 31,
	2007	2006	2005
Title IV Program funding
Stafford Loans	45.4%	42.5%	42.0%
Grants	11.2%	9.1%	9.0%
PLUS Loans	6.5%	7.8%	8.1%

Total Title IV Program funding	63.1%	59.4%	59.1%

Private loans
Non-recourse loans	15.0%	19.7%	21.0%
Sallie Mae recourse loans	2.7%	1.9%	1.7%
Stillwater recourse loans	0.0%	0.2%	0.5%

Total private loans	17.7%	21.8%	23.2%

Scholarships, Grants and Other	3.1%	2.6%	2.1%

Cash Payments	16.1%	16.2%	15.6%

Total Tuition Receipts	100.0%	100.0%	100.0%

The total Title IV Program funding as a percentage of total tuition receipts reflected above was not computed on the same basis on which our 90-10 Rule ratios are computed. In accordance with applicable regulations, certain tuition receipts included in the totals above were excluded from our 90-10 Rule ratio calculations.

For further discussion of Title IV Program funding and alternative private loan funding sources for our students, see “Student Financial Aid” and “Alternative Student Financial Aid Sources” in Part I, Item 1 “Business” of this Annual Report on Form 10-K.

Our primary uses of cash to support our operating activities include, among other things, cash paid to employees for services, to vendors for products and services, to lessors for rents and operating costs related to leased facilities, to suppliers for textbooks and other school supplies, and to federal, state, and provincial governments for income and other taxes.

Although we anticipate that we will be able to satisfy cash requirements for working capital needs, capital expenditures, and commitments through at least the next year primarily with cash generated by our operations, existing cash balances and, if necessary, borrowings under our existing credit agreements, we are not able to assess the effect of loss contingencies on future cash requirements and liquidity. See Note 13 “Commitments and Contingencies” of the notes to our consolidated financial statements for additional discussion of these matters.

Investing Cash Flows

During the year ended December 31, 2007, net cash flows provided by investing activities totaled $4.8 million compared to net cash flows used in investing activities of $56.5 million for the year ended December 31, 2006.

Capital Expenditures. Capital expenditures decreased $11.9 million, or 17.1%, from $69.5 million during the year ended December 31, 2006, to $57.6 million during the year ended December 31, 2007. Capital expenditures represented 3.1% and 3.6%, respectively, of total revenue from continuing and discontinued operations during the years ended December 31, 2007 and 2006.

Acquisition of Istituto Marangoni. On January 25, 2005, we acquired 100% of the issued and outstanding stock of Istituto Marangoni for approximately $37.2 million, excluding acquired cash balances of approximately $6.9 million. The purchase price was funded with cash generated from operating activities.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash inflow of $95.1 million and $12.5 million, during the years ended December 31, 2007 and 2006, respectively.

Financing Cash Flows

During the year ended December 31, 2007 and 2006, net cash flows used in financing activities totaled $185.7 million and $111.2 million, respectively.

Credit Agreements. As of December 31, 2007, we had outstanding under our $185.0 million U.S. Credit Agreement revolving loans totaling approximately $11.2 million, denominated in €7.7 million, and letters of credit totaling approximately $16.8 million. The credit availability under our U.S. Credit Agreement as of December 31, 2007, was $157.0 million. As of December 31, 2007, we had no outstanding borrowings under our $2.5 million (USD) Canadian Credit Agreement, as amended. See Note 11 “Debt and Credit Agreements” of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional discussion of our outstanding indebtedness and credit agreements.

Repurchases of Shares. During the year ended December 31, 2007, we repurchased approximately 7.4 million shares of our common stock for approximately $224.3 million at an average price of $30.26 per share. During the year ended December 31, 2006, we repurchased approximately 5.5 million shares of our common stock for approximately $166.2 million at an average price of $30.20 per share. Repurchases of shares during 2007 and 2006 were funded by cash generated from operating activities. As of December 31, 2007, we were authorized to use an additional $209.6 million to repurchase shares of our common stock under our stock repurchase program.

Contractual Obligations

As of December 31, 2007, minimum future cash payments due under contractual obligations, including, among others, our credit agreements, non-cancelable operating and capital lease agreements, and other long-term arrangements, were as follows (in thousands):

	2008	2009	2010	2011	2012	2013 & Thereafter	Total
Revolving loans(1)	$11,736	$—	$—	$—	$—	$—	$11,736
Operating lease obligations	123,288	119,802	110,933	105,364	100,608	441,646	1,001,641
Capital lease obligations(1)	608	478	478	478	478	265	2,785
Income tax uncertainties(2)	15,200	—	—	—	—	19,400	34,600

Total contractual cash obligations	$150,832	$120,280	$111,411	$105,842	$101,086	$461,311	$1,050,762

(1)	The revolving loans and capital lease obligations include both the future principal payment amount as well as an amount calculated for expected future interest payments.
(2)	The income tax uncertainties includes interest and penalties.

Revolving Loans. We have entered into an unsecured credit agreement with a syndicate of financial institutions (the “U.S. Credit Agreement”). Under our U.S. Credit Agreement, we may borrow up to the U.S. dollar equivalent of $185.0 million in U.S. dollars and various foreign currencies under a revolving credit facility. Under our U.S. Credit Agreement, we may borrow up to the U.S. dollar equivalent of $50.0 million in standby letters of credit in U.S. dollars. Outstanding letters of credit were approximately $16.8 million as of December 31, 2007, and reduced the availability of borrowings under the revolving credit facility, but are not included in the table above. Subject to the satisfaction of certain conditions precedent under the U.S. Credit Agreement, we may prepay outstanding loans under the U.S. Credit Agreement at any time without penalty.

Our domestic subsidiaries have jointly and severally guaranteed repayment of our obligations under the U.S. Credit Agreement. Under the U.S. Credit Agreement, we are limited in our ability to take certain actions, including, among other things, consummating certain acquisitions or mergers, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring other debt in excess of specified amounts, prepaying other debt and making certain investments. We are also required to satisfy certain financial covenants on a periodic basis, including the maintenance of a maximum consolidated leverage ratio of 3.00:1, a minimum fixed charge coverage ratio of 1.50:1, and a minimum annual consolidated ED financial responsibility composite score of 1.5. As of December 31, 2007, we were in compliance with the covenants of our U.S. Credit Agreement.

Our Canadian subsidiary has entered into an unsecured credit agreement with a syndicate of financial institutions (the “Canadian Credit Agreement”). Under our Canadian Credit Agreement, as amended, our Canadian subsidiary may borrow up to the U.S. dollar equivalent of $2.5 million in Canadian dollars under a revolving credit facility. Subject to the satisfaction of certain conditions precedent under the Canadian Credit Agreement, we may prepay outstanding loans under the Canadian Credit Agreement at any time without penalty.

See Note 11 “Debt and Credit Agreements” of the notes to our consolidated financial statements for further discussion of our outstanding indebtedness and credit agreements.

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

Capital Lease Obligations. We have assumed capital lease obligations in connection with certain acquisitions. As of December 31, 2007, the balance of outstanding capital lease obligations was approximately $2.8 million, which includes accrued interest of approximately $0.4 million.

Off-Balance Sheet Arrangements. As of December 31, 2007, we were not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

Changes in Financial Position—December 31, 2007 compared to December 31, 2006

Selected consolidated balance sheet account changes from December 31, 2006, to December 31, 2007, were as follows:

	As of December 31,
	2007	2006	% Change
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$215,478	$187,853	15%
Investments	166,618	259,766	-36%

Total cash and cash equivalents and investments	382,096	447,619	-15%

Student receivables, gross	89,561	77,273	16%
Allowance for doubtful accounts	(32,805)	(28,709)	14%

Student receivables, net	56,756	48,564	17%

Other current assets	16,276	32,064	-49%
Goodwill	383,844	349,760	10%

LIABILITIES
Current liabilities:
Account payable	26,038	30,095	-13%
Deferred tuition revenue	151,626	132,186	15%
Long-term liabilities:
Deferred rent obligations	91,320	90,360	1%
SHARE-BASED AWARDS SUBJECT TO REDEMPTION	11,615	13,477	-14%

STOCKHOLDERS’ EQUITY
Treasury stock	(75,023)	(366,319)	-80%

Cash and Cash Equivalents and Investments. The decrease in cash and cash equivalents and investments is primarily attributable to cash flows provided by the net sale of available-for-sale investments and cash flows generated during operations, offset, in part, by cash outflows used for the acquisition of Istituto Marangoni and the repurchase of our common stock in connection with our stock repurchase program.

Student Receivables. The increase in net student receivables is primarily attributable to an overall increase in student starts and student population in 2007 in comparison to 2006.

Our allowance for doubtful accounts as a percentage of gross student receivables and days sales outstanding (“DSO”) from operations as of and for the twelve months ended December 31, 2007, 2006, and 2005 were as follows:

	As of December 31,
	2007	2006	2005
Allowance for doubtful accounts as a percentage of gross student receivables	36.6%	37.2%	39.7%
DSO (in days)	14	11	12

We calculate DSO by dividing net receivables, including both student receivables and other receivables, by annual average daily revenue. Annual average daily revenue is computed by dividing total revenue for the twelve months ended December 31, by 365 days.

The increase in DSO to 14 days as of December 31, 2007 as compared with 11 days as of December 31, 2006, resulted from lower average revenue per day, which was partially offset by a higher net receivable balance in comparison to the prior year. Allowance for doubtful accounts as a percentage of gross student receivables decreased as of December 31, 2007 from December 31, 2006 due primarily to a higher gross receivable balance in comparison to the prior year.

Other Current Assets. The decrease in other current assets is primarily attributable to a decrease in our tenant improvement allowance receivable during 2007. The reduction was the result of the recognition of these tenant improvement allowances by our lessors as we made leasehold improvements to certain of our facilities during 2007.

Goodwill. The increase in goodwill is primarily attributable to our acquisition of Istituto Marangoni. On January 25, 2007, we acquired 100% of the issued and outstanding common stock of Istituto Marangoni for approximately $37.2 million.

Deferred Tuition Revenue. The increase in deferred tuition revenue is primarily attributable to approximately a $20.1 million balance in deferred tuition revenue as a result of the Istituto Marangoni acquisition in January 2007 and an increase in deferred tuition balances in our INSEEC Group schools in the International segments as a result of an increase in student population during 2007, relative to student population in 2006. The increase in deferred tuition revenue was partially offset by a decrease in our Culinary Arts segment as a result of the timing of student starts.

Deferred Rent Obligations. The increase in deferred rent obligations is primarily attributable to tenant improvement allowances due or received from lessors during the year ended December 31, 2007, and normal increases in deferred rent obligations associated with lease arrangements with escalating rent payments.

Share-based Awards Subject to Redemption. As discussed in Note 16 “Share-Based Compensation” of the notes to our consolidated financial statements, a participant in our share-based compensation plans has the right, or may be granted the right, upon occurrence of a change in control event, to surrender all or part of his or her stock option awards to us in exchange for cash. Upon our adoption of SFAS 123R as of January 1, 2006, the grant-date cash redemption value of each outstanding stock option award is recorded as “Share-based awards subject to redemption” on our consolidated balance sheets on a pro rata basis over the requisite service period. The total grant-date cash redemption value for each outstanding stock option award represents the intrinsic value of the stock option award as of the grant date, assuming that a change in control event occurred on the grant date. Share-based awards subject to redemption as of December 31, 2007, recorded upon our adoption of SFAS 123R as a reduction of retained earnings with no effect on income, represents the portion of the total grant-date cash redemption value for all stock option awards outstanding as of December 31, 2007, earned by plan participants as a result of services rendered through such date. Prior to our adoption of SFAS 123R, we were not required to record an amount for share-based awards subject to redemption on our consolidated balance sheet.

Treasury Stock. During the year ended December 31, 2007, we repurchased approximately 7.4 million shares of our common stock for approximately $224.3 million at an average price of approximately $30.26 per share. In addition, during the fourth quarter of 2007, our Board of Directors adopted a resolution to retire approximately 15.6 million shares of our treasury stock. The retirement of our treasury shares effectively reduces the number of shares of our common stock issued and also reduces the number of shares of our common stock held as treasury shares.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We use various techniques to manage our market risk, including, from time to time, the use of derivative financial instruments. We do not use derivative financial instruments for speculative purposes.

Interest Rate Exposure

Our borrowings under our credit agreements bear annual interest at variable rates tied to the prime rate and the Eurocurrency rate. The outstanding borrowings under these credit agreements were $11.2 million and $11.5 million as of December 31, 2007 and 2006, respectively.

We estimate that the book value of our investments, debt instruments, and any derivative financial instruments approximated their fair values as of December 31, 2007 and 2006. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

Foreign Currency Exposure

We are subject to foreign currency exchange exposures arising from current and anticipated transactions denominated in currencies other than the U.S. dollar, and from the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts. Specifically, we are subject to risks associated with fluctuations in the value of the Euro, the Canadian dollar, and the British pound vis-à-vis the U.S. dollar. Our investment in our foreign operations as of December 31, 2007, was not significant, and the book values of the assets and liabilities of such foreign operations as of December 31, 2007, approximated their fair values. In addition, as of December 31, 2007, we had borrowings outstanding under our U.S. Credit Agreement of $11.2 million denominated in €7.7 million.

We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in foreign currency exchange rates is not significant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 8 is contained in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Scope of Management’s Report on Internal Control over Financial Reporting

With the participation of our Chief Executive Officer and Chief Financial Officer, our management carried out an evaluation and assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. The framework on which such evaluation was based is contained in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Report”).

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

Based upon the evaluation under the framework contained in the COSO Report, management concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

Ernst & Young LLP, our independent registered public accounting firm, who audited and reported on the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting. This attestation report is included on page 76 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2008 Annual Meeting of Stockholders.

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

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2008 Annual Meeting of Stockholders.

The following table provides information as of December 31, 2007, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	4,215,448	(1)	$34.74	3,194,462	(2)
Equity compensation plans not approved by stockholders	200,000	(3)	$19.60	—

Total	4,415,448		$34.05	3,194,462

(1)	Includes outstanding options to purchase shares of our common stock under the Career Education Corporation 1995 Stock Option Plan, the Career Education Corporation 1995 Employee Incentive Compensation Plan, and the Career Education Corporation 1998 Non-Employee Directors’ Stock Option Plan.
(2)

Includes shares available for future issuances under the Career Education Corporation 1995 Stock Option Plan, the Career Education Corporation 1998 Employee Incentive Compensation Plan, the Career Education Corporation 1998 Non-Employee Directors’ Stock Option Plan, and the Career Education Corporation 1998

Employee Stock Purchase Plan; excludes securities reflected in column (a). In addition to stock options, the Career Education Corporation 1998 Employee Incentive Compensation Plan provides for the issuance of stock appreciation rights, restricted stock, deferred stock, stock, dividend equivalents, other stock-based awards, performance awards, or cash incentive awards. As of December 31, 2007, 3,096,216 shares remain available under the Career Education Corporation 1998 Employee Incentive Compensation Plan for issuance of stock appreciation rights, restricted stock, deferred stock, stock, dividend equivalents, other stock-based awards, performance awards, or cash incentive awards.

(3)	We have an agreement with Le Cordon Bleu Limited that gives us the exclusive right to use the Le Cordon Bleu name in the United States and Canada. Under this agreement, we pay Le Cordon Bleu Limited royalties based on eligible culinary revenues collected from students enrolled in Le Cordon Bleu culinary programs at our schools. On August 30, 2002, we issued an option to purchase 200,000 shares of our common stock to Le Cordon Bleu Limited in connection with an amendment to this license agreement. The option was immediately exercisable at an exercise price per share of $19.60 and expires on August 29, 2012. The exercise price of the option represents 90 percent of the average closing sale price of our common stock during the five trading days ended August 29, 2002. The option was issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended. The issuance was made without general solicitation or advertising.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The financial statements listed on the Index to Financial Statements (page 75) are filed as part of this Annual Report.

2.	Financial Statement Schedules

These schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

3.	Exhibits

The exhibits listed on the Index to Exhibits (pages 125 and 126) are filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February 2008.

CAREER EDUCATION CORPORATION

By:	/s/ MICHAEL J. GRAHAM
Michael J. Graham,
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GARY E MCCULLOUGH Gary E. McCullough	President and Chief Executive Officer (Principal Executive Officer)	February 28, 2008

/s/ ROBERT E. DOWDELL Robert E. Dowdell	Director	February 28, 2008

/s/ DENNIS H. CHOOKASZIAN Dennis H. Chookaszian	Director	February 28, 2008

/s/ PATRICK W. GROSS Patrick W. Gross	Director	February 28, 2008

/s/ THOMAS B. LALLY Thomas B. Lally	Director	February 28, 2008

/s/ STEVEN H. LESNIK Steven H. Lesnik	Director	February 28, 2008

/s/ LESLIE T. THORNTON Leslie T. Thornton	Director	February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Career Education Corporation

We have audited Career Education Corporation’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Career Education Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Career Education Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Career Education Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 28, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Career Education Corporation

We have audited the accompanying consolidated balance sheets of Career Education Corporation and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2007 the Company adopted the provisions of the Financial Accounting Standards Board’s Interpretation No. 48, Accounting for Uncertainty in Income Taxes and in 2006 the Company adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Career Education Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 28, 2008

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$215,478	$187,853
Investments	16 6,618	259,766

Total cash and cash equivalents and investments	382,096	447,619
Receivables:
Students, net of allowance for doubtful accounts of $32,805 and $28,709 as of December 31, 2007 and 2006, respectively	56,756	48,564
Other, net	7,948	8,094
Prepaid expenses	47,811	31,109

Inventories	15,031	16,853
Deferred income tax assets	13,630	6,104
Other current assets	16,276	32,064
Assets held for sale	47,849	63,156
Total current assets	587,397	653,563
PROPERTY AND EQUIPMENT, net	332,205	352,270
GOODWILL	383,844	349,760
INTANGIBLE ASSETS, net	44,395	33,984
DEFERRED INCOME TAX ASSETS	1,289	—
OTHER ASSETS, net	17,336	30,225

TOTAL ASSETS	$1,366,466	$1,419,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$11,843	$12,098
Accounts payable	26,038	30,095
Accrued expenses:
Payroll and related benefits	27,790	27,012
Income taxes	19,572	—
Other	100,441	78,885
Deferred tuition revenue	151,626	132,186
Liabilities held for sale	33,301	31,879

Total current liabilities	370,611	312,155

LONG-TERM LIABILITIES:
Long-term debt, net of current maturities	2,179	2,763
Deferred rent obligations	91,320	90,360
Deferred income tax liabilities	—	10,666
Other	4,633	7,980

Total long-term liabilities	98,132	111,769

SHARE-BASED AWARDS SUBJECT TO REDEMPTION	11,615	13,477

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 92,956,232 and 106,923,310 shares issued, 90,412,033 and 96,148,825 shares outstanding as of December 31, 2007 and 2006, respectively	930	1,069
Additional paid-in capital	207,294	666,780
Accumulated other comprehensive income	16,304	5,683
Retained earnings	736,603	675,188
Cost of 2,544,199 and 10,774,485 shares in treasury as of December 31, 2007 and 2006, respectively	(75,023)	(366,319)

Total stockholders’ equity	886,108	982,401

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,366,466	$1,419,802

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2007	2006	2005
REVENUE:
Tuition and registration fees	$1,595,326	$1,724,872	$1,767,127
Other	79,556	80,946	87,454

Total revenue	1,674,882	1,805,818	1,854,581

OPERATING EXPENSES:
Educational services and facilities	593,659	563,244	543,827
General and administrative	876,801	918,090	861,289
Depreciation and amortization	78,183	77,495	68,217
Goodwill and asset impairment	5,821	90,150	—

Total operating expenses	1,554,464	1,648,979	1,473,333

Operating income	120,418	156,839	381,248

OTHER INCOME (EXPENSE), net:
Interest income	18,948	19,002	11,937
Interest expense	(1,185)	(1,905)	(1,802)
Share of affiliate earnings	4,735	3,966	5,067
Miscellaneous income (expense)	761	(127)	(934)

Total other income, net	23,259	20,936	14,268

Income from continuing operations before provision for income taxes	143,677	177,775	395,516
PROVISION FOR INCOME TAXES	48,175	89,336	147,922

Income from continuing operations	95,502	88,439	247,594

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(35,949)	(41,870)	(13,716)

NET INCOME	$59,553	$46,569	$233,878

NET INCOME PER SHARE—BASIC:
Income from continuing operations	$1.02	$0.92	$2.45
Loss from discontinued operations	(0.38)	(0.44)	(0.13)

Net income	$0.64	$0.48	$2.32

NET INCOME PER SHARE—DILUTED:
Income from continuing operations	$1.01	$0.90	$2.39
Loss from discontinued operations	(0.38)	(0.43)	(0.13)

Net income	$0.63	$0.47	$2.26

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	93,705	96,190	100,974

Diluted	94,407	98,065	103,383

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Issued Shares	$0.01 Par Value	Purchased Shares	Cost
BALANCE, December 31, 2004	102,537	$1,025	—	$—	$571,192	$4,396	$408,218	$984,831
Net income	—	—	—	—	—	—	233,878	233,878
Foreign currency translation loss	—	—	—	—	—	(2,435)	—	(2,435)
Unrealized gain on investments	—	—	—	—	—	28	—	28

Total comprehensive income								231,471
Treasury stock purchased	—	—	(5,272)	(200,158)	—	—	—	(200,158)
Compensatory shares	1	—	—	—	34	—	—	34
Common stock issued under:
Stock option plans	640	6	—	—	8,996	—	—	9,002
Employee stock purchase plan	207	2	—	—	5,797	—	—	5,799
Tax benefit of options exercised	—	—	—	—	5,268	—	—	5,268

BALANCE, December 31, 2005	103,385	$1,033	(5,272)	$(200,158)	$591,287	$1,989	$642,096	$1,036,247

Net income	—	—	—	—	—	—	46,569	46,569
Foreign currency translation gain	—	—	—	—	—	3,149	—	3,149
Unrealized gain on investments	—	—	—	—	—	545	—	545

Total comprehensive income								50,263
Treasury stock purchased	—	—	(5,502)	(166,161)	—	—	—	(166,161)
Share-based compensation:
Stock options	—	—	—	—	15,040	—	—	15,040
Nonvested stock	—	—	—	—	1,202	—	—	1,202
Employee stock purchase plan	—	—	—	—	848	—	—	848
Common stock issued under:
Stock option plans	3,340	34	—	—	32,543	—	—	32,577
Employee stock purchase plan	199	2	—	—	5,097	—	—	5,099
Tax benefit of options exercised	—	—	—	—	20,763	—	—	20,763
Adjustment of share-based awards subject to redemption	—	—	—	—	—	—	(13,477)	(13,477)

BALANCE, December 31, 2006	106,924	$1,069	(10,774)	$(366,319)	$666,780	$5,683	$675,188	$982,401

Net income	—	—	—	—	—	—	59,553	59,553
Foreign currency translation gain	—	—	—	—	—	10,784	—	10,784
Unrealized loss on investments	—	—	—	—	—	(163)	—	(163)

Total comprehensive income								70,174
Treasury stock purchased	—	—	(7,410)	(224,264)	—	—	—	(224,264)
Treasury stock retirement	(15,640)	(156)	15,640	515,560	(515,404)	—	—	—
Share-based compensation:
Stock options	—	—	—	—	10,982	—	—	10,982
Nonvested stock	—	—	—	—	3,965	—	—	3,965
Employee stock purchase plan	—	—	—	—	557	—	—	557
Common stock issued under:
Stock option plans	1,539	15	—	—	31,300	—	—	31,315
Employee stock purchase plan	133	2	—	—	3,169	—	—	3,171
Tax benefit of options exercised	—	—	—	—	5,945	—	—	5,945
Adjustment of share-based awards subject to redemption	—	—	—	—	—	—	1,862	1,862

BALANCE, December 31, 2007	92,956	$930	(2,544)	$(75,023)	$207,294	$16,304	$736,603	$886,108

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$59,553	$46,569	$233,878
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of discontinued operations	—	—	6,058
Goodwill and asset impairment	36,765	111,725	—
Depreciation and amortization expense	78,183	86,415	78,720
Bad debt expense	46,619	60,654	80,348
Compensation expense related to share-based awards	15,504	17,090	—
(Gain) loss on disposition of property and equipment	(124)	716	1,245
Share of affiliate earnings, net of dividends received	(2,791)	(1,306)	1,636
Deferred income taxes	(14,981)	(28,530)	(76)
Tax benefit associated with stock option exercises	—	—	5,268
Other	301	2,995	(824)
Changes in operating assets and liabilities:
Students receivables, gross	(37,519)	26,589	34,942
Allowance for doubtful accounts	(42,842)	(73,465)	(96,480)
Other receivables, net	133	(4,251)	167
Inventories, prepaid expenses, and other current assets	6,552	(2,325)	(29,771)
Deposits and other non-current assets	12,714	1,146	2,163
Accounts payable	(5,840)	3,026	(9,255)
Accrued expenses, deferred rent obligations	30,253	(25,067)	92,073
Deferred tuition revenue	39,595	(5,591)	(21,867)

Net cash provided by operating activities	222,075	216,390	378,225

CASH FLOWS FROM INVESTING ACTIVITIES:
Business disposition	—	—	(1,019)
Business acquisitions, net of acquired cash	(30,324)	—	—
Acquisition transaction costs	(1,984)	—	—
Purchases of property and equipment	(57,586)	(69,473)	(125,626)
Purchases of available-for-sale investments	(644,977)	(938,033)	(920,163)
Sales of available-for-sale investments	740,108	950,508	648,097
Other	(424)	545	(826)

Net cash provided by (used in) investing activities	4,813	(56,453)	(399,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(224,264)	(166,161)	(200,158)
Issuance of common stock	34,486	37,676	14,801
Tax benefit associated with stock option exercises	5,945	20,763	—
Payments of revolving loans	(1,297)	(3,517)	(2,477)
Payments of capital lease obligations and other long-term debt	(588)	—	(1,869)

Net cash used in financing activities	(185,718)	(111,239)	(189,703)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	6,717	8,810	(6,135)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47,887	57,508	(217,150)
DISCONTINUED OPERATIONS CASH ACTIVITY INCLUDED ABOVE:
Add: Cash balance of discontinued operations at beginning of the year	1,964	3,095	33,449
Less: Cash balance of discontinued operations at end of the year	22,226	1,964	3,095
CASH AND CASH EQUIVALENTS, beginning of the year	187,853	129,214	316,010

CASH AND CASH EQUIVALENTS, end of the year	$215,478	$187,853	$129,214

Supplemental Cash Flow Information
Interest paid	$676	$1,910	$1,877
Income taxes paid	$38,002	$82,368	$123,558

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006, and 2005

1. DESCRIPTION OF THE COMPANY

We are a dynamic educational services company committed to quality, career-focused learning and led by passionate professionals who inspire individual worth and lifelong achievement. We are one of the world’s leading on-ground providers of private, for-profit, postsecondary education and have a substantial presence in online education. Our schools and universities prepare students for professionally and personally rewarding careers through the operation of more than 75 on-ground campuses located throughout the United States and in France, Canada, Italy, and the United Kingdom and three fully-online academic programs.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation & Basis of Presentation

These consolidated financial statements include the accounts of Career Education Corporation and our wholly-owned subsidiaries (“CEC”). All inter-company transactions and balances have been eliminated in consolidation. The results of operations of all acquired businesses have been consolidated for all periods subsequent to the date of acquisition.

b. Reclassifications

During the second quarter of 2007, we announced our decision to teach out our two Brooks College campuses, which were previously classified as held for sale. Accordingly, the results of operations of our Brooks College campuses previously reported in discontinued operations as of December 31, 2006 and 2005, are now included in our results from continuing operations. All current and prior period financial statements and the related notes herein, including segment reporting, have been recast to include the results of operations and financial position of Brooks Colleges in the Colleges segment of our continuing operations.

c. Management’s Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reported period. Significant estimates, among others, include the allowance for doubtful accounts, the allocation of purchase price to the fair value of net assets and liabilities acquired in connection with business combinations and fair values used in asset impairment evaluations. Although these estimates are based upon management’s best knowledge of current events and actions that we may undertake in the future, actual results could differ from these estimates.

d. Concentration of Credit Risk

We extend unsecured credit for tuition to a portion of the students who are enrolled at our schools.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

A substantial portion of credit extended to students is repaid through the students’ participation in various federal financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended (“HEA”), which we refer to as “Title IV Programs.” The following table summarizes our U.S. schools’ cash receipts from Title IV Programs for continued and discontinued operations for the years ended December 31, 2007, 2006, and 2005. The balances and percentages reflected therein were determined based upon each U.S. school’s cash receipts for the twelve-month period ended December 31, pursuant to the regulations of the U.S. Department of Education (“ED”) at 34 C.F.R. § 600.5 (dollars in thousands).

	For the Year Ended December 31,
	2007	2006	2005
Total Title IV Program funding	$1,041,155	$1,104,465	$1,119,133
Total cash receipts	$1,614,011	$1,774,127	$1,822,688
Total Title IV Program funding as a percentage of total cash receipts	65%	62%	61%

Transfers of funds received from Title IV Programs are made in accordance with ED requirements. Changes in ED funding of Title IV Programs could have a material impact on our ability to attract students and the realizability of our student receivables.

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

f. Fair Value of Financial Instruments

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

g. Revenue Recognition

Our revenue is derived primarily from academic programs taught to students who attend our schools. We generally segregate our revenue into two categories: tuition and registration fees and other. Tuition and

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

registration fees represent costs to our students for educational services provided by our schools. We generally bill a student for tuition and registration fees at the beginning of an academic term, and we recognize the tuition and registration fees as revenue on a straight-line basis over the academic term, which includes any applicable externship period. The portion of tuition and registration fees payments received from students but not earned is recorded as deferred tuition revenue and reflected as a current liability on our consolidated balance sheet, as such amount represents revenue that we expect to earn within the next year. If a student withdraws from one of our schools prior to the completion of the academic term, we refund the portion of tuition and registration fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain.

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

Certain of our schools bill students a single charge that covers tuition and required program materials, such as textbooks and supplies. Such billings, which we treat as a single accounting unit, are recognized as tuition and registration fee revenue on a straight-line basis over the applicable academic term.

h. Cash and Cash Equivalents

The ED requires that Title IV Program funds collected in advance of student billings be kept in a separate cash account until the students are billed for the portion of their program related to those Title IV Program funds collected. The ED further requires that Title IV Program funds be disbursed to students within three business days of receipt. We do not recognize restricted cash balances on our consolidated balance sheet until all restrictions have lapsed. As of December 31, 2007 and 2006, the amount of restricted cash balances recorded in separate cash accounts is not significant. Restrictions on cash balances have not affected our ability to fund daily operations.

Cash equivalents include short-term investments with a term to maturity of less than 90 days.

i. Discontinued Operations

Discontinued operations are accounted for in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). In accordance with SFAS 144, the net assets of assets held for sale are recorded on our consolidated balance sheet at estimated fair value, less costs to sell. The results of operations of discontinued operations are segregated from operations and reported as discontinued operations in our consolidated statement of income. See Note 5 “Discontinued Operations” and Note 20 “Subsequent Events” of these notes to our consolidated financial statements for further discussion of our discontinued operations.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

j. Investments

Investments, which primarily consist of municipal auction rate securities and asset-backed securities, are classified as “available-for-sale” in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are recorded at fair value. Any unrealized gains or temporary unrealized losses, net of income tax effects, are reported as a component of accumulated other comprehensive income on our consolidated balance sheet. Realized gains and losses are computed on the basis of specific identification and are included in miscellaneous income (expense) in our consolidated income statement. As of December 31, 2007, our investments in municipal auction rate securities generally have stated terms to maturity of greater than one year. However, we classify such investments as current on our consolidated balance sheet because we are generally able to divest our holdings in municipal auction rate securities at auction within 35 days from our purchase date.

k. Inventories

Inventories, consisting principally of program materials, textbooks, food, and supplies, are stated at the lower of cost, determined on a first-in, first-out basis, or market. The cost of inventory is reflected as a component of educational services and facilities expense as the items are used.

l. Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are recognized using the straight-line method over the estimated useful lives of the related assets for financial reporting purposes and an accelerated method for income tax reporting purposes. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the shorter of their estimated useful lives or the related lease term. Courseware represents the value of acquired curriculum and other tangible academic materials, such as lesson plans and syllabi, used to deliver educational services. Acquired courseware balances are depreciated on a straight-line basis over their useful lives, which are estimated by management based upon, among other things, the expected future utilization period and the nature of the related academic programs. Maintenance, repairs, minor renewals, and betterments are expensed and major improvements are capitalized.

m. Goodwill and Indefinite-Lived Intangible Assets

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

n. Impairment of Long-Lived Assets

In accordance with SFAS No 144, we review property and equipment, definite-lived intangible assets, and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If such events or changes in circumstances occur, we will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset are less than the carrying value of the related asset. The impairment loss would adjust the asset to its fair value.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

o. Arrangement with Affiliate

Under a profit-sharing agreement, we are entitled to receive approximately 30% of the net income generated by the American University in Dubai, United Arab Emirates (“AU Dubai”). The amount due from AU Dubai pursuant to the agreement of approximately $3.9 million and $1.1 million, respectively, as of December 31, 2007 and 2006, is included in other current assets and non-current assets, respectively, on our consolidated balance sheets, and our share of AU Dubai’s 2007, 2006, and 2005 earnings is included in other income in our consolidated statements of income. During the years ended December 31, 2007, 2006, and 2005, we received distribution payments from AU Dubai totaling approximately $1.9 million, $5.3 million, and $3.4 million, respectively. Effective January 1, 2008, our arrangement with AU Dubai was terminated. As such, the amount due from AU Dubai, as of December 31, 2007, was recorded within other current assets. See Note 20 “Subsequent Events” of these notes to our consolidated financial statements for further discussion.

p. Contingencies

In accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”), we accrue for costs associated with certain contingencies, including, but not limited to, settlement of legal proceedings and regulatory compliance matters, when such costs are probable and reasonably estimable. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved.

q. Income Taxes

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

On January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The initial application of FIN 48 to our tax position had no effect on our stockholders’ equity. Upon adoption of FIN 48, we had $29.0 million of gross unrecognized tax benefits.

r. Derivative Financial Instruments

We use derivative financial instruments from time to time principally to manage the risk of interest rate fluctuations and account for our derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivatives and Hedging Activities, as amended. All derivative financial instruments are recognized on our consolidated balance sheet at fair value. Changes in the fair value of derivative financial instruments are recorded in earnings or accumulated other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. Gains or losses on derivative financial instruments

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

reported in accumulated other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings in the current period. As of December 31, 2007 and 2006, the fair value of our derivative instruments were not significant.

s. Deferred Rent Obligations

Certain of the real estate operating lease agreements to which we are party contain rent escalation clauses or lease incentives, such as rent abatements or tenant improvement allowances. Escalation clauses and lease incentives are considered by us in determining total rent expense to be recognized during the term of the lease, which begins on the date that we take control of the leased space. Renewal options are considered by us in evaluating the overall term of the lease. In accordance with SFAS No. 13, Accounting for Leases (“SFAS 13”), differences between periodic rent expense and periodic cash rental payments, caused primarily by the recognition of rent expense on a straight-line basis, and tenant improvement allowances due or received from lessors are recorded as deferred rent obligations on our consolidated balance sheet.

We record tenant improvement allowances as a deferred rent obligation on our consolidated balance sheet and as a cash inflow from operating activities in our consolidated statement of cash flows. We record capital expenditures funded by tenant improvement allowances received as a leasehold improvement on our consolidated balance sheet and as a capital expenditure in our consolidated statement of cash flows.

t. Share-Based Compensation

On January 1, 2006, we adopted the provisions of SFAS No. 123 (revised), Share-Based Payment (“SFAS 123R”). SFAS 123R replaced our previous accounting for share-based awards under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”), for periods beginning in 2006. SFAS 123R requires that all share-based payments to employees and non-employee directors, including grants of stock options, shares of non-vested stock, and the compensatory elements of employee stock purchase plans, be recognized in the financial statements based on the estimated fair value of the equity or liability instruments issued.

See Note 16 “Share-Based Compensation” of these notes to our consolidated financial statements for further discussion of our share-based compensation plans, the nature of share-based awards issued under the plans and our accounting for share-based awards.

u. Foreign Currency Translation

For the years ended December 31, 2007, 2006, and 2005, revenues and expenses related to our foreign-based subsidiaries have been translated into U.S. dollars using average exchange rates during the reporting period, with transaction gains or losses included in net income. The aggregate transaction gains or losses included in net income for the years ended December 31, 2007, 2006, and 2005 were not significant. The assets and liabilities of these subsidiaries have been translated into U.S. dollars using the year-end exchange rate, with gains and losses resulting from such transactions included in accumulated other comprehensive income. The functional currency of each of our foreign subsidiaries is its local currency.

v. Educational Services and Facilities Expense

Educational services and facilities expense includes costs directly attributable to the educational activity of our schools, including, among others, salaries and benefits of faculty, academic administrators, and student support personnel, rents on school leases, distance learning costs, certain costs of establishing and maintaining computer laboratories, costs of student housing, owned and leased facility costs, royalty fees paid to Le Cordon

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

Bleu Limited, and certain student financing costs. Also, included in educational services and facilities expenses are costs of other goods and services provided by our schools, including costs of textbooks, laptop computers, dormitory services, restaurant services, contract training, cafeteria services, rental services, and print-room services. Costs of such other goods and services for continuing operations, included in educational services and facilities expense in our consolidated statements of income, were approximately $84.4 million, $87.4 million, and $93.0 million for the years ended December 31, 2007, 2006, and 2005, respectively. Costs of such other goods and services for discontinued operations, included in the loss from discontinued operations in our consolidated statements of income were approximately $3.5 million, $4.8 million, and $6.4 million for the years ended December 31, 2007, 2006, and 2005, respectively.

w. Recourse Loan Fees

Under our risk sharing agreement with SLM Corporation or its subsidiaries, collectively known as “Sallie Mae”, effective March 1, 2007, we paid Sallie Mae a discount fee equal to 25% of all recourse loans funded under the agreement after March 1, 2007. Pursuant to the agreement, we are not required to deposit a portion of loans funded under the agreement into a Sallie Mae reserve account. In addition, we are not required to repurchase any defaulted loans funded under the agreement after March 1, 2007. The discount fees are classified as a component of educational services and facilities expense in our consolidated statement of income and recognized on a straight-line basis over the course of the instructional term for which the underlying loan was granted as the related revenues are earned.

Prior to March 1, 2007, we were required to deposit 20% of all loans funded pursuant to such agreement into a Sallie Mae reserve account. The amount of our purchase obligation may not exceed this 20% deposit. We recorded such amounts as a deposit in long-term assets on our consolidated balance sheet. Amounts on deposit may ultimately be utilized to purchase loans in default, in which case recoverability of such amounts would be in question. Therefore, we established a 100% reserve for amounts on deposit through the use of a deposit contra-account. Upon purchasing Sallie Mae loans in default, we transferred an amount equal to the total balance of the loans purchased from the deposit account to a long-term recourse loan receivable account and transferred an offsetting amount from the deposit contra-account to a long-term recourse loan receivable contra-account, such that the net book value of the purchased loans was generally zero.

See Note 10 “Recourse Loan Agreements” and Note 20 “Subsequent Events” of these notes to our consolidated financial statements for further discussion.

x. Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for continuing operations, which are included in general and administrative expenses in our consolidated statements of income, were approximately $242.9 million, $247.7 million, and $218.0 million, for the years ended December 31, 2007, 2006, and 2005, respectively. Advertising costs for discontinued operations, which are included in loss from discontinued operations in our consolidated statements of income, were approximately $20.3 million, $23.7 million, and $26.5 million for the years ended December 31, 2007, 2006, and 2005, respectively.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

y. Weighted Average Common Shares

The weighted average number of common shares used to compute basic and diluted net income per share for the years ended December 31, 2007, 2006, and 2005, were as follows (in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Basic common shares outstanding	93,705	96,190	100,974
Common stock equivalents	702	1,875	2,409

Diluted common shares outstanding	94,407	98,065	103,383

During the years ended December 31, 2007, 2006, and 2005, we issued 1.7 million, 3.5 million, and 0.8 million shares, respectively, of our common stock upon the exercise of employee stock options and the purchase of common stock pursuant to our employee stock purchase plan.

Included in stock options outstanding are stock options to purchase 2.3 million, 4.4 million, and 1.4 million shares of our common stock as of December 31, 2007, 2006, and 2005, respectively, that were not included in the computation of diluted net income per share because the stock options’ exercise prices were greater than the annual average market price of our common stock and, therefore, the effect of the inclusion of such stock options would have been anti-dilutive.

3. BUSINESS ACQUISITION

On January 25, 2007, we acquired 100% of the issued and outstanding voting common stock of Istituto Marangoni for approximately $37.2 million. Istituto Marangoni is a world-renowned private, for-profit, postsecondary fashion and design school with locations in Milan, Italy; London, England; and Paris, France. We acquired Istituto Marangoni primarily because of its potential for market leadership, the economic attractiveness of the educational markets that it serves, and its potential for strong returns on invested capital. The acquisition of Istituto Marangoni also provides us with a platform for additional expansion in Europe and represents our entry into the Italian educational market.

The purchase price of approximately $39.6 million, including acquisition costs of approximately $2.4 million, was allocated as provided below (in thousands). The purchase price was funded with cash generated from operating activities. We do not expect any portion of this goodwill balance to be deductible for income tax reporting purposes.

Current assets	$13,067
Property and equipment	2,099
Intangible assets not subject to amortization
Trade names	8,928
Intangible assets subject to amortization
Student contracts (1.5-year useful life)	1,456
Covenant not to compete (3-year useful life)	220
Goodwill	28,912
Other assets	541

Total assets acquired	55,223

Current liabilities	11,134
Long-term liabilities	4,496

Total liabilities assumed	15,630

Net assets acquired	$39,593

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

4. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 complements other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. In February 2008, the FASB deferred the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In addition, certain leasing transactions accounted for under SFAS 13 are now excluded from the scope of SFAS 157. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods. We are currently in the process of assessing the impact of SFAS 157, but do not believe that our adoption of the standard will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides guidance with respect to presentation and disclosure requirements for reporting financial assets and liabilities at fair value. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, and in SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”). SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently in the process of assessing the impact of SFAS 159, but do not believe that our adoption of the standard will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which is a revision of SFAS No. 141, Business Combinations. SFAS 141R establishes principles and requirements for how an acquirer: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We will be required to comply with the provisions of SFAS 141R for acquisitions that occur on or after January 1, 2009.

5. DISCONTINUED OPERATIONS

Schools and Campuses Held For Sale as of December 31, 2007

In November 2006, our Board of Directors approved a plan (the “Sale Plan”) to sell 13 of our schools and campuses, including the nine campuses that comprise the Gibbs division, McIntosh College, the two campuses of Brooks College, and Lehigh Valley College (the “Sale Group”). Except with respect to the Brooks College campuses, we continued to operate and invest in the schools and campuses within the Sale Group throughout 2007. As of December 31, 2007, each of the schools and campuses within the Sale Group is available for immediate sale in its present condition. Historically, the Gibbs division campuses have been included in the Gibbs segment, and the campuses of McIntosh College, Brooks College, and Lehigh Valley College have been included in the Colleges segment.

In June 2007, we decided to retain the two campuses of Brooks College and teach out these campuses, because we were not able to identify a suitable buyer that we believed would support the best interests of the campus’ students and faculty. The two campuses of Brooks College are no longer held for sale and the results of operations of Brooks College are no longer reflected as discontinued operations in our consolidated statements of

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

income for all periods presented. Additionally, the assets and liabilities of our two Brooks College campuses are no longer included in current assets held for sale and current liabilities held for sale on our consolidated balance sheet. All current and prior period financial statements and the related notes included herein have been restated to include the results of operations and financial position of Brooks College in the Colleges segment of our continuing operations.

As of December 31, 2007, we believed that the 11 schools and campuses remaining within the Sale Group met the criteria necessary for such entities to qualify as assets held for sale under the specific provisions of SFAS 144. Accordingly, the results of operations of those schools and campuses are reflected as discontinued operations in our consolidated statements of income for all periods presented.

Under SFAS 144, the net assets of assets held for sale are required to be recorded on the balance sheet at estimated fair value, less costs to sell. During the fourth quarter of 2007, we recorded an asset impairment charge of approximately $20.0 million, net of income tax benefit of $10.9 million, to reduce the carrying value of the net assets of our schools and campuses held for sale to estimated fair value, less costs to sell. This charge resulted in the carrying value of the long-lived assets held for sale to be written down to $6.9 million. The fourth quarter of 2006 also reflected an asset impairment charge of approximately $7.3 million, net of income tax benefit of $3.9 million, to reduce the carrying value of the net assets of our schools and campuses held for sale to estimated fair value, less costs to sell.

See Note 20 “Subsequent Events” of the notes to our consolidated financial statements for further discussion of our discontinued operations.

International Academy of Design and Technology Montreal

On March 16, 2005, we sold our ownership interest in International Academy of Design and Technology Montreal (“IADT—Montreal”) to a third party. As a result of that transaction, we recorded a loss from discontinued operations of $5.1 million, which represented the difference between the net proceeds received and the book value of the net assets sold. The loss includes an approximate $2.9 million charge related to the write-off of goodwill attributable to IADT—Montreal. The $5.1 million loss was not deductible for income tax reporting purposes.

International Academy of Design and Technology Ottawa

During the first quarter of 2005, we completed all teach-out activities at the International Academy of Design and Technology Ottawa (“IADT—Ottawa”). As a result, we recorded a discontinued operations charge of approximately $1.0 million. Included in this charge was a write-off of goodwill attributable to IADT—Ottawa in the amount of $0.6 million. The $1.0 million charge was not deductible for income tax reporting purposes.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

Results of Discontinued Operations

Combined summary results of operations for the Sale Group, IADT—Montreal, and IADT—Ottawa, which are reflected as discontinued operations in our condensed consolidated statements of income for the twelve months ended December 31, 2007, 2006 and 2005, were as follows:

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)
Revenues	$120,852	$142,978	$179,974

Loss before income tax	(55,508)	(63,926)	(18,291)
Income tax benefit	(19,559)	(22,056)	(4,575)

Loss from discontinued operations	$(35,949)	$(41,870)	$(13,716)

Assets and Liabilities Held for Sale

Assets and liabilities classified as held for sale on our consolidated balance sheets as of December 31, 2007 and 2006, include the following:

	December 31, 2007	December 31, 2006
	(In thousands)
Assets:
Cash and cash equivalents	$22,226	$1,964
Receivables, net	5,567	5,181
Prepaid expenses	2,724	2,886
Inventories	438	186
Deferred income tax assets	5,968	7,235
Other current assets	197	857

Total current assets	$37,120	$18,309

Property and equipment, net	6,861	35,414
Goodwill	87	87
Deferred income tax assets	—	5,242
Other assets, net	3,781	4,104

Total assets	$47,849	$63,156

Liabilities:
Accounts payable	$2,107	$1,982
Accrued payroll and related benefits	764	748
Accrued other	10,856	15,108
Deferred tuition revenue	9,952	5,957

Total current liabilities	$23,679	$23,795

Deferred income tax liabilities	624	—
Deferred rent obligations	8,998	8,084

Total liabilities	$33,301	$31,879

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

6. CASH AND CASH EQUIVALENTS AND INVESTMENTS

Cash and cash equivalents and investments from our continuing operations consist of the following as of December 31, 2007 and 2006 (in thousands):

	December 31, 2007
	Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$100,919	$—	$—	$100,919
Money market funds	114,559	—	—	114,559

Total cash and cash equivalents	215,478	—	—	215,478

Investments (available-for-sale):
Auction rate municipal bonds	166,570	48	—	166,618

Total cash and cash equivalents and investments	$382,048	$48	$—	$382,096

	December 31, 2006
	Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$48,959	$—	$—	$48,959
Money market funds	120,934	—	—	120,934
Commercial paper	17,958	2	—	17,960

Total cash and cash equivalents	187,851	2	—	187,853

Investments (available-for-sale):
Auction rate municipal bonds	249,007	2	(1)	249,008
Asset-backed securities	8,203	—	(2)	8,201
Mortgage-backed securities	2,566	1	(10)	2,557

Total investments	259,776	3	(13)	259,766

Total cash and cash equivalents and investments	$447,627	$5	$(13)	$447,619

Investments in auction rate municipal bonds generally have stated terms to maturity of greater than one year. However, we classify investments in auction rate municipal bonds as current on our consolidated balance sheet due to our ability to divest our holdings at auction 30 days from our purchase date.

In the table above, all unrealized losses as of December 31, 2006 relate to cash equivalents and available-for-sale investments that have been in a continuous unrealized loss position for less than one year. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been less than the cost basis, the financial condition of the investee, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value. The decline in the fair value of the above investments were considered temporary in nature and, accordingly, we determined that there was no impairment to these investments as of December 31, 2006.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

A schedule of available-for-sale investments segregated by their original stated terms to maturity as of December 31, 2007 and 2006, are as follows (in thousands):

	Less than one year	One to five years	Five to ten years	Greater than ten years	Total
Original stated term to maturity of available-for-sale-investments as of December 31, 2007	$13,205	$—	$—	$153,413	$166,618
Original stated term to maturity of available-for-sale-investments as of December 31, 2006	$10,727	$1,327	$9,174	$238,538	$259,766

Although the stated terms to maturity of certain of our available-for-sale investments are greater than one year, all of our available-for-sale investments are classified as current assets on our consolidated balance sheets as the investments are readily marketable.

Realized gains or losses resulting from sales of investments during the years ended December 31, 2007, 2006, and 2005, were not significant.

7. ALLOWANCE FOR DOUBTFUL ACCOUNTS

The activity in the student receivable allowance for the years ended December 31, 2007, 2006, and 2005 consists of the following:

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)
Balance at beginning of year	$28,709	$38,223	$44,922
Bad debt expense	42,170	55,856	74,038
Write-offs	(38,074)	(65,370)	(80,737)

Balance at end of year	$32,805	$28,709	$38,223

8. PROPERTY AND EQUIPMENT

The cost basis and estimated useful lives of property and equipment for continuing operations as of December 31, 2007 and 2006, are as follows:

	December 31,
	2007	2006	Life
	(In thousands)
Land	$5,612	$5,202
Building and improvements	38,782	34,496	15-35 years
Computer hardware and software	47,192	45,854	3 years
Courseware	31,517	31,231	5-12 years
Classroom equipment and other instructional materials	57,836	54,836	5-10 years
Furniture, fixtures, and equipment	193,952	179,087	7 years
Leasehold improvements	314,622	280,441	Life of lease
Vehicles	721	621	5 years

	690,234	631,768
Less-Accumulated depreciation	(358,029)	(279,498)

	$332,205	$352,270

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

Property and equipment was affected by asset impairment charges of $5.8 million and $3.8 million, for the years ended December 31, 2007 and 2006, respectively. The 2007 charges impacted the Colleges and Academy segments whereas the 2006 charge impacted only the Colleges segment. Depreciation expense for continuing operations for the years ended December 31, 2007, 2006, and 2005, was $76.7 million, $77.0 million, and $67.7 million, respectively. Depreciation expense for discontinued operations, included in loss from discontinued operations, was $8.9 million and $10.5 million for the years ended December 31, 2006 and 2005, respectively. In accordance with SFAS 144, there was no depreciation expense in 2007 on the assets held for sale.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for continuing operations during the years ended December 31, 2007 and 2006, are as follows (in thousands):

	Academy segment	Colleges segment	Culinary Arts segment	Health Education segment	International segment	University segment	Total
Goodwill balance as of December 31, 2005	$14,074	$27,940	$75,148	$216,035	$12,343	$87,566	$433,106
Goodwill impairment charge	—	—	—	(84,975)	—	—	(84,975)
Effect of foreign currency exchange rate changes	(10)	—	—	—	1,639	—	1,629

Goodwill balance as of December 31, 2006	14,064	27,940	75,148	131,060	13,982	87,566	349,760

Effect of foreign currency exchange rate changes	653	—	—	—	4,519	—	5,172
Goodwill related to acquisitions	—	—	—	—	28,912	—	28,912

Goodwill balance as of December 31, 2007	$14,717	$27,940	$75,148	$131,060	$47,413	$87,566	$383,844

The increase in goodwill in 2007 in the International segment is related to the acquisition of Istituto Marangoni. See Note 3 “Business Acquisition” of these notes to our consolidated financial statements for further discussion of this acquisition.

Since our adoption of the specific provisions of SFAS 142 effective January 1, 2002, we have performed our annual goodwill and other indefinite-lived intangible asset impairment tests on the first day of January of each year. However, during 2007, we changed the date of our annual impairment tests to the first day of October of each year. We changed the measurement date of our annual impairment tests primarily due to the change in our annual budget preparation process that we implemented during 2007. Previously, the budget process was not completed and budgeted financial statements for a given year were not available until the fourth quarter of the prior year. However, during 2007, as a result of the accelerated timing of our budget preparation process, budgeted financial statements for a given year are now available by the end of the third quarter of the previous year. This change enables and facilitates the performance of impairment testing at an earlier date. The change in dates with respect to our annual goodwill and other indefinite-lived intangible asset impairment testing will be made on a prospective basis and this change did not delay, accelerate or avoid an impairment charge. Accordingly, we believe that this accounting change is preferable in our circumstances. This change had no impact on our consolidated financial statements for any period presented.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

In October 2007, we performed our annual impairment testing of goodwill and indefinite-lived intangible asset balances and determined that there was no impairment to our goodwill or indefinite-lived intangible assets. As a result of the uncertainty that existed as of December 31, 2007 surrounding general credit and changes in the student lending environment, we performed an additional impairment test on our goodwill. This additional test resulted in no impairment of goodwill.

Health Education Reporting Unit

During the second quarter of 2006, our Health Education reporting unit did not achieve projected student enrollment, operating results, and cash flow targets, which was primarily attributable to a decline in student starts and student population at certain of its reporting unit schools. In consideration of our Health Education reporting unit’s operating results relative to projections and the small margin between the reporting unit’s carrying value and estimated fair value as of January 1, 2006, we retested the reporting unit’s goodwill balance for impairment as of May 31, 2006. The preliminary results of the impairment test as of May 31, 2006, indicated that the value of goodwill attributable to our Health Education reporting unit of approximately $216.0 million had been impaired, as our estimate of the reporting unit’s fair value was less than the carrying value of the reporting unit. As a result, we recorded an estimated goodwill impairment charge during the second quarter of 2006 of $85.0 million, pretax, of which approximately $8.0 million will be deductible for income tax purposes.

During the third quarter of 2006, we finalized our test of the Health Education reporting unit’s goodwill balance, which included the valuation of tangible and intangible assets attributable to the reporting unit. Completion of the test of the reporting unit’s goodwill balance did not result in a change to the $85.0 million, pretax, goodwill impairment charge recognized during the second quarter of 2006. However, as part of our overall test of the Health Education reporting unit’s goodwill balance, we were required to estimate the fair value of the reporting unit’s identifiable intangible assets, including trade names and accreditation, licensing, and Title IV Program participation rights. Upon finalizing our test of the Health Education reporting unit’s goodwill balance during the third and fourth quarter of 2006, we recorded an impairment charge of approximately $1.3 million, pretax, attributable to the identifiable intangible assets of our Health Education reporting unit, as the fair value of the identifiable intangible assets were less than the carrying value of the identifiable intangible assets as of May 31, 2006.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

As of December 31, 2007 and 2006, the cost basis, accumulated amortization and net book value of intangible assets are as follows:

	December 31, 2007			December 31, 2006
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
	(In thousands)			(In thousands)
Amortizable intangible assets:
Covenants not-to-compete	$8,539	$(8,335)	$204	$8,269	$(8,240)	$29
Licensing agreements	3,000	(2,648)	352	3,000	(2,329)	671
Trade names	1,622	(671)	951	1,622	(564)	1,058
Other	2,565	(1,903)	662	961	(920)	41

Amortizable intangible assets, net	$15,726	$(13,557)	$2,169	$13,852	$(12,053)	$1,799

Non-amortizable intangible assets:
Accreditation, licensing, and Title IV Program participation rights			$10,213			$10,213
Trade names			32,013			21,972

Non-amortizable intangible assets			42,226			32,185

Intangible assets, net			$44,395			$33,984

The increase in non-amortizable trade names is primarily due to the acquisition of Istituto Marangoni and the impact of foreign currency changes. See Note 3 “Business Acquisition” of these notes to our consolidated financial statements for further discussion of this acquisition.

Amortizable intangible assets are amortized on a straight-line basis over their estimated remaining useful lives, which range from one year to nine years. Also, as of December 31, 2007, net intangible assets includes accreditation, licensing, and Title IV Program participation rights and trade names that are considered to have indefinite useful lives and, in accordance with SFAS 142, are not subject to amortization but rather reviewed for impairment on at least an annual basis by applying a fair-value-based test.

Amortization expense from continuing operations was $1.5 million, $0.5 million, and $0.5 million, for the years ended December 31, 2007, 2006, and 2005, respectively. Amortization expense from discontinued operations, included in the loss from discontinued operations, was not significant during any of the years ended December 31, 2006, and 2005, respectively. In accordance with SFAS 144, there was no amortization expense in 2007 on the assets held for sale. As of December 31, 2007, estimated future amortization expense for continuing operations is as follows (in thousands):

2008	$1,205
2009	224
2010	113
2011	108
2012	108
2013 and thereafter	411

Total	$2,169

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

10. RECOURSE LOAN AGREEMENTS

We had recourse loan agreements with Sallie Mae and Stillwater National Bank and Trust Company (“Stillwater”) which required us to repurchase these loans after a certain period of time. In October 2006, we negotiated an amendment to our risk sharing agreement with Sallie Mae that reduced the minimum credit score required for our students to qualify for a non-recourse loan under Sallie Mae’s non-recourse loan program. The amendment also reduced loan fees and interest rates charged to our students for both non-recourse and recourse loans funded by Sallie Mae. Under the amendment, we paid Sallie Mae a discount fee equal to 25% of all recourse loans funded under the agreement after March 1, 2007. Pursuant to the amendment, we are no longer required to deposit a portion of loans funded under the agreement into a Sallie Mae reserve account. Also, we are no longer required to repurchase any loans funded under the agreement after March 1, 2007. In addition, our purchase agreement with Stillwater was terminated on April 29, 2007. We are still obligated to purchase any loans that are made by Stillwater prior to this termination date when offered by Stillwater for sale. As of December 31, 2007, we may be required to purchase an additional $0.3 million of loans from these two entities.

Costs associated with our recourse loan agreements for continuing and discontinued operations as of and for the years ended December 31, 2007, 2006, and 2005, are set forth below (in thousands). Costs incurred in connection with our Sallie Mae agreements are classified as a component of educational services and facilities expense in our consolidated statement of income, and costs incurred in connection with our Stillwater agreement are classified as a reduction of tuition and registration fees revenue in our consolidated statement of income.

	Year ended December 31,
	2007	2006	2005
Sallie Mae	$10,132	$8,114	$8,731

Stillwater	$339	$2,858	$5,928

Outstanding recourse loan receivable and related allowance balances for continuing and discontinued operations as of December 31, 2007 and 2006, are set forth below (in thousands). These receivables are reported as a component of other long-term assets and assets held for sale within the consolidated balance sheets for continuing operations and discontinued operations, respectively.

	Loan Receivable	Allowance For Uncollectible Loans	Net Book Value
Sallie Mae
As of December 31, 2007	$27,718	$27,718	$—

As of December 31, 2006	$24,266	$24,266	$—

Stillwater
As of December 31, 2007	$25,163	$15,482	$9,681

As of December 31, 2006	$24,870	$15,353	$9,517

See Note 20 “Subsequent Events” of the notes to our consolidated financial statements for further discussion of our recourse loan program with Sallie Mae.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

11. DEBT AND CREDIT AGREEMENTS

Our outstanding debt balances from continuing operations as of December 31, 2007 and 2006, consist of the following:

	December 31,
	2007	2006
	(In thousands)
Revolving loans under U.S. Credit Agreement	$11,240	$11,485
Equipment under capital leases, secured by related equipment discounted at a weighted average annual interest rate of 4.9% and 6.95%, respectively as of December 31, 2007 and 2006	2,782	3,376

	14,022	14,861
Less—Current portion	(11,843)	(12,098)

Long-term debt, net of current maturities	$2,179	$2,763

As of December 31, 2007, future annual principal payments of our outstanding debt obligations for continuing operations are as follows (in thousands):

2008	$11,843
2009	478
2010	478
2011	478
2012	478
2013 and beyond	267

Total	$14,022

Selected details of our credit agreements as of and for the years ended December 31, 2007 and 2006, were as follows (dollars in thousands):

	December 31,
	2007	2006
U.S. Credit Agreement:
Credit availability	$156,949	$172,405
Outstanding letters of credit	$16,811	$16,110
Availability for additional letters of credit	$33,189	$83,890
Average daily revolving credit borrowings for the year ended	$11,364	$12,499
Weighted average annual interest rate(1)	4.62%	3.75%
Commitment fee rate	0.10%	0.20%
Letter of credit fee rate	0.50%	0.75%

	December 31,
	2007	2006
Canadian Credit Agreement:
Credit availability (U.S. dollars)	$2,500	$2,500
Average daily revolving credit borrowings for the year ended (U.S. dollars)	$—	$—
Weighted average annual interest rate	0.00%	0.00%
Commitment fee rate	0.10%	0.20%

(1)	The weighted average annual interest rate for our U.S. Credit Agreement includes the impact on interest expense of our interest rate swap agreement, which is scheduled to expire on October 31, 2009.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

On October 31, 2007, we repaid in full and subsequently terminated our existing credit agreement and entered into a new unsecured credit agreement (“U.S. Credit Agreement”) with a syndicate of financial institutions, represented by, among others, an administrative agent. The U.S. Credit Agreement, which expires on October 31, 2012, provides for borrowings up to $185 million and includes a debt-to-EBITDA leverage covenant of 3.00:1.

The U.S. Credit Agreement requires that borrowings bear interest at fluctuating interest rates as determined by the Prime Rate or, for Euro currency loans, the London Interbank Offered Rate (LIBOR), plus the applicable margin within the relevant range of margins provided in our credit agreement. Under the new credit agreement, the applicable margin for Euro currency loans or letters of credit is based on our funded debt-to-EBITDA leverage ratio.

The U.S. Credit Agreement also contains customary events of default, including our failure to pay any principal, interest or other amount when due, our violation of certain of our affirmative covenants or any of our negative covenants, a breach of our representations and warranties, or a change of control. Upon the occurrence of an event of default, payment of our indebtedness may be accelerated and the lending commitments under the credit agreement may be terminated.

Our domestic subsidiaries have jointly and severally guaranteed repayment of our obligations under the U.S. Credit Agreement. Under the U.S. Credit Agreement, we are limited in our ability to take certain actions, including, among others, consummating certain acquisitions or mergers, paying cash dividends, selling or disposing of certain assets or subsidiaries, incurring other debt in excess of specified amounts, share repurchases under certain conditions and making certain investments. As stated above, we are also required to satisfy certain financial covenants on a periodic basis, including the maintenance of a maximum consolidated leverage ratio of 3.00:1, a minimum fixed charge coverage ratio of 1.50:1, and a minimum annual consolidated ED financial responsibility composite score of 1.50. As of December 31, 2007, we are in compliance with the covenants of our U.S. Credit Agreement.

In addition, we also entered into an amendment to the unsecured Canadian credit agreement (“Canadian Credit Agreement”) as part of the senior unsecured credit agreement. The Canadian Credit Agreement provides for borrowings up to $2.5 million (USD) and matures on October 31, 2012.

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

Certain of our leases contain rent escalation clauses and lease incentives, including rent abatements and tenant improvement allowances. Rent escalation clauses and lease incentives are considered by us in determining total rent expense to be recognized during the term of the lease, which begins on the date we take control of the leased space. Renewal options are considered by us in evaluating the overall term of the lease. In accordance with SFAS 13, differences between periodic rent expense and periodic cash rental payments, caused primarily by the recognition of rent expense on a straight-line basis, and tenant improvement allowances due or received from lessors are recorded as deferred rent obligations on our consolidated balance sheet.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

In addition, we have financed the acquisition of certain equipment through capital lease arrangements and have assumed capital lease obligations in connection with certain acquisitions. The current portion of our capital lease obligations for continuing operations is included within current maturities of long-term debt on our consolidated balance sheets, and the long-term portion of our capital lease obligations is included within long-term debt on our consolidated balance sheets. The cost basis and accumulated depreciation of assets recorded under capital leases from continuing operating activities, which are included in property and equipment, are as follows as of December 31, 2007 and 2006:

	December 31,
	2007	2006
	(In thousands)
Cost	$5,646	$5,369
Accumulated depreciation	(5,426)	(4,816)

Net book value	$220	$553

Depreciation expense for continuing operations recorded in connection with assets recorded under capital leases was $0.6 million, $0.2 million, and $0.5 million for the years ended December 31, 2007, 2006, and 2005, respectively. Depreciation expense for discontinued operations recorded in connection with assets recorded under capital leases was not significant for the years ended December 31, 2007, 2006, and 2005.

Rent expense, exclusive of related taxes, insurance, and maintenance costs, for continuing operations totaled approximately $131.4 million, $120.5 million, and $125.9 million for the years ended December 31, 2007, 2006, and 2005, respectively. Rent expense for discontinued operations, included in loss from discontinued operations, was approximately $18.2 million, $30.9 million, and $22.7 million for the years ended December 31, 2007, 2006, and 2005, respectively. Included in rent expense for discontinued operations for the year ended December 31, 2006 was a pretax charge of $8.4 million for the acceleration of rent expense for excess and unused leased space.

As of December 31, 2007, future minimum lease payments under capital leases and operating leases for continuing operations are as follows (in thousands):

	Capital Leases	Operating Leases	Total
2008	$608	$102,261	$102,869
2009	478	98,493	98,971
2010	478	90,385	90,863
2011	478	85,805	86,283
2012	478	81,332	81,810
2013 and thereafter	265	342,382	342,647

Total	$2,785	$800,658	$803,443

Less—Portion representing interest at a weighted average annual rate of 4.9%	(421)

Principal	2,364
Less - Current portion	(602)

	$1,762

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

As of December 31, 2007, future minimum lease payments under operating leases for discontinued operations are as follows (in thousands):

Operating Leases
2008	$21,027
2009	21,309
2010	20,548
2011	19,559
2012	19,276
2013 and thereafter	99,264

Total	$200,983

Total minimum rental income to be received in the future under non-cancellable sublease agreements for our continuing operations and discontinued operations is not significant.

13. COMMITMENTS AND CONTINGENCIES

Culinary Licensing Agreement

We have an agreement with Le Cordon Bleu Limited that gives us the exclusive right to use the Le Cordon Bleu trade name in the United States and Canada. Under this agreement, we pay Le Cordon Bleu Limited royalties based on eligible culinary revenues collected from students enrolled in Le Cordon Bleu culinary programs at our schools. Royalty expense during the years ended December 31, 2007, 2006, and 2005, was approximately $14.7 million, $14.4 million, and $15.0 million, respectively. The licensing agreement terminates on December 31, 2008, but can be renewed for two successive five-year terms if certain conditions are met.

Effective August 30, 2002, the agreement was amended to reduce the royalty rate payable on eligible culinary revenues from eight percent to two percent for the period from September 1, 2002, to December 31, 2008. On August 30, 2002, as consideration for the reduction of the royalty rate, we paid Le Cordon Bleu Limited a one-time royalty fee of $40.0 million and issued to Le Cordon Bleu Limited an option to purchase 200,000 shares of our common stock. The option was immediately exercisable at an exercise price per share of $19.60 and expires on August 29, 2012. This one-time fee was recorded as a prepaid expense and is being amortized to royalty expense on a straight-line basis over the life of the amended agreement. Total amortization of this one-time fee included in the royalty expense totals above was $6.8 million for each of the years ended December 31, 2007, 2006, and 2005, respectively. The unamortized balance as of December 31, 2007, is approximately $6.8 million. The amount will be amortized to educational services and facilities expense in our consolidated statement of income on a straight-line basis over the remaining term of the licensing agreement.

The fair value of the option of approximately $3.0 million was estimated on the date of the grant using the Black-Scholes-Merton option pricing model. The assumptions used to estimate the fair value of the option are as follows:

Dividend yield	—
Risk-free interest rate	4.0%
Volatility	50.0%
Contractual life (in years)	10

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

Litigation

We are, or were, a party to the following legal proceedings that are outside the scope of ordinary routine litigation incidental to our business.

Securities Litigation

In re Career Education Corporation Securities Litigation. As previously disclosed, In re Career Education Corporation Securities Litigation represents the consolidation into one suit of six purported class action lawsuits filed between December 9, 2003, and February 5, 2004, in the United States District Court for the Northern District of Illinois by and on behalf of certain purchasers of our common stock, against us, John M. Larson, and Patrick K. Pesch, former officers of the Company. The plaintiffs appealed the District Court’s dismissal of their third amended consolidated complaint to the United States Court of Appeals for the Seventh Circuit on April 24, 2007. The parties have reached an agreement to settle the plaintiffs’ claims on appeal. This settlement is subject to the case being remanded to the District Court by the Court of Appeals and approval by the District Court after notice to potential class members. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of this matter. An unfavorable outcome could have a material adverse impact on our business, results of operations, cash flows, and financial position.

Action against Former Owners of Western School of Health and Business Careers

As previously disclosed, on March 12, 2004, we filed a lawsuit in the U.S. District Court for the Western District of Pennsylvania against the former owners of Western School of Health and Business Careers (“Western”). In the lawsuit, we allege that the former owners of Western made material misrepresentations of fact and breached certain representations and warranties regarding the accreditation and approval of several programs of study offered by Western and seek full indemnification for all resulting losses, costs, and damages, including attorneys’ fees. On July 12, 2004, we filed a similar complaint in the Court of Common Pleas of Allegheny County, Pennsylvania, and then voluntarily dismissed the federal lawsuit. Subsequently, we amended our complaint to assert an additional claim for breach of contract against Western’s former accounting firm. Discovery is in progress.

The misrepresentations we allege in this matter came to light during a routine change of ownership review undertaken by the Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”) subsequent to our acquisition of Western. On March 4, 2004, ACCSCT notified us of discrepancies in accreditation and approval documents related to several academic programs. Western suspended marketing, new enrollments, and disbursement of funds issued under Title IV Programs for all affected academic programs, and promptly applied for approval of all such programs. The diploma programs were approved in June 2004, and Western then resumed marketing, enrolling new students, and disbursement of Title IV Program aid to students in those programs. In July 2004, ACCSCT approved the degree programs effective upon Western’s satisfaction of certain stipulations. Western subsequently satisfied all stipulations and resumed marketing, enrollment of new students, and disbursing of Title IV Program funds to students in those programs. On or about January 30, 2008, we entered into a civil settlement agreement with the government to resolve any remaining issues with the government in a manner that best serves the interest of Western’s students. Pursuant to the terms of the agreement, we agreed to pay $2.2 million to the U.S. Department of Education (“ED”), which represents a portion of Title IV Program funds improperly disbursed in relation to the affected programs, investigative costs incurred by the government, and interest. On February 14, 2008, we made this payment.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

The pending lawsuit seeks to recover any such funds from the former owners of Western and its former accounting firm. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of this matter, but we do not expect the outcome of this matter to have a significant impact on our consolidated financial position or results of operations.

Student Litigation

Laronda Sanders, et al. v. Ultrasound Technical Services, Inc., et al. On March 15, 2006, a complaint was filed against us and Ultrasound Technical Services, Inc. (“UTS”), one of our subsidiaries, in the United States District Court for the District of Maryland, Greenbelt Division. On March 12, 2007, the plaintiffs filed a second amended complaint. The second amended complaint includes, as plaintiffs, 21 current and former students of the Landover, Maryland, campus of Sanford-Brown Institute (“SBI”), one of our schools. The plaintiffs purport to bring their claims on behalf of themselves and a putative class of similarly situated former students. The case was later consolidated with a separate action brought in the same court by another former student. The second amended complaint alleges that the defendants made fraudulent misrepresentations and violated the Maryland consumer fraud act by misrepresenting or failing to disclose, among other things, details regarding instructors’ experience or preparedness, availability of clinical externship assignments, the employability and starting salaries of graduates, and estimates for the dates upon which the plaintiffs would receive their certificates and be able to enter the work force. The complaint also alleges that defendants breached plaintiffs’ enrollment contracts by failing to provide the promised instruction, training, externships, and placement services. Plaintiffs seek actual damages, punitive damages, and costs. On January 25, 2008, the plaintiffs filed a motion seeking leave to file a third amended complaint that would add four additional former students as plaintiffs based on similar allegations to those made in the second amended complaint. The parties are in the process of finalizing the terms of a proposed settlement, which would only be effective upon approval of the court.

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

Thurston, et al. v. Brooks College, Ltd., et al; Nilsen v. Brooks Institute of Photography, et al.; Outten, et al. v. American InterContinental University, Inc. As previously disclosed, these lawsuits were filed by the same law firms against the above-identified Southern California campuses of CEC-owned schools. The details of each lawsuit are described in more detail in previous disclosures. Generally, they challenge alleged admissions practices at the schools relating primarily to the disclosure of prior graduates’ employment statistics and, in certain instances, the transferability of credits earned at the schools to other non-CEC postsecondary schools. CEC has reached an agreement to settle the lawsuits, which is only effective upon approval by the court. The monetary component of the proposed settlement involves our payment of approximately $12.4 million to resolve all three cases, including plaintiffs’ attorney’s fees and certain audit expenses to be incurred with the proposed

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

settlement. The proposed settlement also involves auditing and injunctive relief components. The court has entered an order preliminarily approving the settlement. Notice of the settlement has been sent to prospective class members. The hearing on final approval is set for April 29, 2008.

Amador, et al. v. California Culinary Academy and Career Education Corporation. On September 27, 2007, a complaint was filed in the California Superior Court in San Francisco on behalf of 37 current and former students of the California Culinary Academy (“CCA”). Plaintiffs plead their complaint as a putative class action and allege four putative causes of action: fraud; constructive fraud; violation of the California Unfair Competition Law; and violation of the California Consumer Legal Remedies Act. Plaintiffs contend that CCA made a variety of misrepresentations to them, primarily oral, during the admissions process. The alleged misrepresentations relate generally to the school’s reputation, the value of the education, the competitiveness of the admissions process, the students’ employment prospects upon graduation from CCA and CCA’s ability to arrange beneficial student loans. CCA has filed a motion to compel arbitration of certain of the claims by certain of the purported class representatives.

Benoit, et al. v. Career Education Corporation, et al. As previously disclosed, on June 24, 2005, a purported class action complaint was filed in Hillsborough County, Florida against us and Ultrasound Technical Services, Inc (“UTS”). The action was brought on behalf of all persons enrolled in the Medical Billing and Coding Program (“MBC Program”) at our SBI-Tampa campus in the prior four years. The complaint alleges defendants breached enrollment contracts with the plaintiffs and other class members and violated the Florida Deceptive and Unfair Trade Practices Act (“FDUTPA”) by, among other things, failing to properly train students, offer and require sufficient hours of course work, provide properly trained instructors, provide appropriate curriculum consistent with the represented degree, award the represented degree, provide adequate career placement services, and misrepresenting that they would provide such services. The complaint also alleges that defendants “padded” the MBC Program curriculum to charge greater tuition, purportedly in violation of FDUTPA. Plaintiffs sought actual damages, attorneys’ fees and costs, and other relief. In response, on July 20, 2005, we filed a Motion to Stay Proceedings Pending Arbitration, which the Court granted on October 11, 2005 pursuant to the arbitration provision contained in each plaintiffs’ enrollment agreement. On October 30, 2007, the Court granted plaintiffs’ Motion to Compel Defendants to Initiate Arbitration, and ordered that we initiate arbitration proceedings as to only plaintiff Ms. Benoit and that defendants will be responsible for paying all fees associated with initiating the arbitration proceedings. In accordance with the Court’s order, on November 30, 2007, we filed with the American Arbitration Association a Demand for Arbitration as to the named-plaintiff, Aimee Benoit. On January 24, 2008, the arbitrator conducted a preliminary hearing and established a briefing schedule on the issue of whether the arbitration can proceed on a class-wide basis. On January 30, 2008, the arbitrator issued an interim ruling stating that the action could not go forward as a class action, and that briefing on the issue was thus not needed. On February 14, 2008, the arbitrator conducted a scheduling conference, reiterated his ruling that the arbitration would not proceed on a class action basis, and scheduled the final hearing in Ms. Benoit’s individual arbitration action for April 2-4 , 2008.

Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of these matters. An unfavorable outcome of any one or more of these matters could have a material adverse impact on our business, results of operations, cash flows, and financial position.

Employment Litigation

Vander Vennet, et al. v. American InterContinental University, Inc., et al. As previously disclosed, on August 24, 2005, former admissions advisors of American InterContinental University (“AIU”) Online filed a lawsuit in the United States District Court for the Northern District of Illinois alleging that we, AIU Online, and

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

the then President of our University division violated the Fair Labor Standards Act (“FLSA”), the Illinois Minimum Wage Law, and the Illinois Wage Payment and Collection Act by failing to pay the plaintiffs for all of the overtime hours they allegedly worked. Plaintiffs seek unspecified lost wages, liquidated damages, attorneys’ fees, and injunctive relief. The plaintiffs are also seeking certification as a class under the FLSA. On December 22, 2005, and April 7, 2006, the court granted plaintiffs’ motions to send FLSA Notice, and such notice was distributed to certain current and former admissions advisors. The deadline for potential plaintiffs to opt-in to this lawsuit was June 23, 2006. Less than 10% of the persons to whom notice of the suit was sent, including current and former admissions advisors, joined the litigation. Defendants deny all of the material allegations in the complaint and are vigorously defending the claims and opposing class certification. The parties are currently engaged in discovery.

Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of this matter. An unfavorable outcome could have a material adverse impact on our business, results of operations, cash flows, and financial position.

Other Litigation

In addition to the legal proceedings and other matters described above, we are also subject to a variety of other claims, suits, and investigations that arise from time to time in the ordinary conduct of our business, including, but not limited to, claims involving students or graduates and routine employment matters. While we currently believe that such claims, individually or in aggregate, will not have a material adverse impact on our business, cash flows, or financial position, the litigation and other claims noted above are subject to inherent uncertainties, and management’s view of these matters may change in the future. If an unfavorable final outcome were to occur in any one or more of these matters, our business, reputation, financial position, cash flows, and results of operations may be materially adversely affected.

Federal, State, and Accrediting Body Regulatory Matters

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

Federal Regulatory Matters

As part of Title IV administration, the ED periodically conducts program reviews at selected schools that receive Title IV funds. ED program review reports and/or final determination letters, which generally cover a school’s main campus and any branch campuses, are currently pending for Briarcliffe College; Brooks Institute; California Culinary Academy; Gibbs College—Livingston, New Jersey; Katharine Gibbs School—New York; The Cooking and Hospitality Institute of Chicago; and Western School of Health and Business Careers. The ED has completed its review of AIU, Gibbs College-Boston, International Academy of Design and Technology-Chicago, and Sanford-Brown Institute-Atlanta and has issued final determination letters. We are committed to resolving all issues identified in connection with these program reviews to the ED’s satisfaction and ensuring that our schools operate in compliance with all ED regulations.

We cannot predict the outcome of these program reviews, and any unfavorable outcomes could have a material adverse effect on our business, results of operations, cash flows, and financial position.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

SEC Investigation. As previously disclosed, on January 7, 2004, we received notification from the Chicago Regional Office of the U.S. Securities and Exchange Commission (“SEC”) that it was conducting an inquiry concerning us and requested that we voluntarily provide certain information. On June 22, 2004, the SEC staff notified us that it was conducting a formal investigation. On April 5, 2006, we disclosed that we were advised by the staff of the Chicago Regional Office of the SEC that the staff intended to recommend to the SEC that it terminate its investigation and that no enforcement action be taken against us. On January 17, 2008, we were advised by the Chicago Regional Office of the SEC that the SEC investigation has been completed, with no action taken against us.

State Regulatory Matters

Katharine Gibbs—New York (“Gibbs-NY”). In April, 2006, the Office of College and University Evaluation of the New York State Education Department (the “NYSED”) conducted a site visit to Gibbs-NY. The purpose of the visit was to examine Gibbs-NY’s compliance with the regulations of the NYSED. On June 28, 2006, the NYSED issued a draft report relating to its site visit. The draft report included a number of findings and recommendations and indicated that Gibbs-NY may be out of compliance with NYSED regulations in several areas. Gibbs-NY was given until August 29, 2006, to comment on the draft report, point out factual errors, provide new information, and respond to the recommendations set forth therein. Gibbs-NY submitted a response to the draft report within the prescribed time period.

On January 25, 2007, the NYSED issued a final report stating that, although the school had addressed many of the NYSED’s recommendations, additional action was required. The NYSED stated that, absent a finding of substantial compliance with registration standards resulting from the follow-up review, it would terminate the registration of all degree programs at Gibbs-NY. While the review remains pending, the NYSED has limited enrollments commencing with the April 2007 academic quarter to not more than 50% of entering “first-time” students enrolled in the comparable academic quarter of the preceding year. The NYSED has also required Gibbs-NY to show that not less than 65% of April 2007 entering first-time, full-time students remain as students into the following term, exhibiting satisfactory academic performance and progress. Gibbs-NY submitted a response addressing the NYSED’s remaining concerns on March 23, 2007.

The NYSED conducted a follow-up visit in July 2007. On December 19, 2007, the NYSED sent a draft report with recommendations from the July follow-up visit with a school response due February 2, 2008. The NYSED indicated that, upon receiving the school’s response, it would issue a final report and make a determination on whether the enrollment cap described above would continue. Gibbs-NY submitted its response on January 18, 2008. On February 5, 2008, the NYSED issued a final report stating that it finds Gibbs-NY to be in substantial compliance with the applicable laws, rules, and regulations, noted the significant improvements Gibbs-NY has made, and raised the enrollment cap from 50% to 75% commencing with the April 2008 academic quarter. Gibbs-NY must submit a Progress Report by July 1, 2008 to address changes that are in the process of being implemented.

In connection with the NYSED’s 2006 site visit, the Accrediting Council for Independent Colleges and Schools (“ACICS”) conducted a special on-site visit in June 2007 to validate the March 2007 response submitted to the NYSED. The ACICS report provided to Gibbs-NY subsequent to the visit by ACICS affirmed that Gibbs-NY has made a significant effort to address the most substantial concerns reflected in the NYSED’s report. ACICS requested a response to certain items for which documentation was not provided to the ACICS visiting team. Gibbs-NY submitted a comprehensive response in July 2007. On December 11, 2007, the ACICS sent a notice of deferred action pending additional information on the school’s Institutional Effectiveness Plan with a response requested by February 29, 2008. Gibbs-NY is committed to responding in a timely and appropriate manner.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

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

In a May 31, 2006, subpoena, the Pennsylvania AG requested that Lehigh provide additional documents and information and appear to answer certain inquiries. Lehigh produced documents responsive to the Pennsylvania AG’s additional requests and made a former senior administrator available to answer the Pennsylvania AG’s inquiries. In May 2007, Lehigh received a letter from the Pennsylvania AG setting forth additional requests for information and documents. These latest requests focus on relationships and business dealings between Lehigh and CEC and companies that offer student loans, and, in particular, the use of “preferred lender lists.” Lehigh and CEC submitted a response to this request in June 2007.

In October 2006, the Pennsylvania AG alleged that the school had violated the Pennsylvania Consumer Protection Law. The Pennsylvania AG offered Lehigh and CEC the opportunity to resolve this matter through entering into an assurance of voluntary compliance and payment of a fine and costs. Lehigh and CEC engaged in discussions with the Pennsylvania AG regarding the terms upon which the matter may be resolved. On February 19, 2008, Lehigh and CEC, without admitting any violations, entered into an Assurance of Voluntary Compliance with the Pennsylvania AG which was filed on the same date in the Pennsylvania Court of Common Pleas for Lehigh County (the “Assurance”). Pursuant to the monetary relief component of the Assurance, Lehigh and CEC have paid the aggregate sum of $0.2 million to the Pennsylvania AG for public protection and education purposes, costs and civil penalties. The Asssurance also contains injunctive relief components.

Accrediting Body Matters

American InterContinental University (“AIU”). As previously disclosed, at the Southern Association of Colleges and Schools (“SACS”) December 11, 2006 meeting, SACS extended AIU’s Probation status through December 2007. On January 9, 2007, AIU received written notification that seven of the 15 previous recommendations from SACS remained unresolved to the commission’s satisfaction and that another Special Committee visit to AIU had been authorized. AIU submitted a second monitoring report in September 2007 responding to these seven open recommendations. On October 17, 2007, a Special Committee completed its scheduled visits to four AIU campuses. At the conclusion of the visits, the special committee informed AIU that its final report to SACS would contain no recommendations for further corrective action.

At the SACS Annual Business Session held on December 10, 2007, SACS removed AIU from probation status and as a result AIU’s accreditation continues in good standing.

Brooks College (“Brooks”). At its June 2007 meeting, the Accrediting Commission for Community and Junior Colleges, Western Association of Schools and Colleges (“ACCJC”) reviewed both the Focused Midterm Report submitted by Brooks and the report of the ACCJC evaluation team that visited the Brooks Long Beach campus in April 2007. The ACCJC placed Brooks on probation and in accord with its directive; the college submitted a Special Report on August 3, 2007. The college also submitted a Progress Report on October 15, 2007 and hosted a site visit in November 2007. The college received notice in February 2008 that it was removed from probation with the requirement that it submit a Progress Report by March 15, 2008 on the status of the teach-out.

We cannot predict the outcome of any pending accreditation matters, and an unfavorable outcome of any one or more of these matters could have a material adverse effect on our business, results of operations, cash flows, and financial position.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

We periodically evaluate the need to record liabilities in connection with loss contingencies, including, but not limited to, settlement of legal proceedings and regulatory compliance matters. In accordance with SFAS 5, we accrue for costs related to loss contingencies when such costs are probable and reasonably estimable. If a loss contingency is probable and reasonably estimable, we record such loss contingencies as operating expenses within the general and administrative section of our consolidated statements of income. We had loss contingencies of $20.3 million and $1.3 million recorded within other accrued expenses on our consolidated balance sheets as of December 31, 2007 and 2006, respectively. We believe that we have recorded in our consolidated financial statements adequate liabilities for all material, probable, and reasonably estimable costs associated with loss contingencies existing as of December 31, 2007.

14. INCOME TAXES

The provision for income taxes for continuing operations for the years ended December 31, 2007, 2006, and 2005, consists of the following:

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)
Current provision
Federal	$59,169	$96,032	$124,594
State and local	4,349	9,141	19,441
Foreign	4,247	961	1,040

Total current provision	67,765	106,134	145,075

Deferred provision (credit)
Federal	(18,218)	(14,813)	3,598
State and local	239	(1,967)	(556)
Foreign	(1,611)	(18)	(195)

Total deferred provision (credit)	(19,590)	(16,798)	2,847

Total provision for income taxes	$48,175	$89,336	$147,922

During 2007, 2006, and 2005, we recognized an income tax benefit of approximately $5.9 million, $20.8 million, and $5.3 million, respectively, in connection with stock options exercised during the year. The related income tax benefits have been recorded as a reduction of accrued income taxes and an increase to stockholders’ equity.

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate for continuing operations for the years ended December 31, 2007, 2006, and 2005, is as follows:

	For the Year Ended December 31,
	2007	2006	2005
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	2.0	2.2	3.4
Foreign tax rates	(1.7)	(1.2)	(0.6)
Goodwill impairment	—	16.1	—
Tax exempt interest	(2.9)	(2.4)	(0.6)
Valuation allowance	2.3	0.3	0.1
Other	(1.2)	0.3	0.1

Effective income tax rate	33.5%	50.3%	37.4%

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits as of December 31, 2007 was as follows:

(In millions)
Gross unrecognized tax benefits as of January 1, 2007	$29.0
Additions for tax positions of prior years	2.5
Reductions for tax positions of prior years	(1.8)
Additions based on tax positions related to the current year	3.6
Reductions due to settlements	(3.1)
Reductions due to lapse of applicable statute of limitations	(1.0)

Gross unrecognized tax benefits as of December 31, 2007	$29.2

As of December 31, 2007, the total amount of net unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was $24.1 million. We record interest and penalties related to unrecognized tax benefits within provision for income taxes on our consolidated statements of income. The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $5.4 million as of December 31, 2007. For the year ended December 31, 2007, we did not recognize any interest or penalties from unrecognized tax benefits in our consolidated results of continuing operations.

CEC and its subsidiaries file income tax returns in the U.S. and in various state, local, and foreign jurisdictions. CEC and its subsidiaries are routinely examined by tax authorities in these jurisdictions. As of December 31, 2007, CEC had been examined by the Internal Revenue Service (IRS) through calendar year 2004. In addition, a number of state and local examinations are currently ongoing. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that CEC’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $15.2 million.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

Deferred income tax assets (liabilities) result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carry forwards. Components of deferred income tax assets and liabilities for continuing operations as of December 31, 2007 and 2006, are as follows:

	December 31,
	2007	2006
	(In thousands)
Deferred income tax assets:
Deferred rent obligations	$17,623	$21,651
Tax net operating loss carry forwards	7,091	6,489
Allowance for doubtful accounts	772	—
Covenant not-to-compete	1,041	1,317
Accrued settlements and legal	6,659	1,264
Deferred compensation	915	1,871
Accrued restructuring and severance	1,252	1,232
Asset impairment	19,357	5,253
Other	9,656	9,214
Valuation allowance	(11,349)	(4,715)

Total deferred income tax assets	53,017	43,576

Deferred income tax liabilities:
Depreciation and amortization	33,401	42,656
Other	4,697	5,482

Total deferred income tax liabilities	38,098	48,138

Net deferred income tax asset (liability)	$14,919	$(4,562)

The deferred income tax valuation allowance for continuing operations as of December 31, 2007, 2006, and 2005, are as follows:

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)
Balance at beginning of year	$4,715	$5,772	$5,398
Charges (credits) to expense	6,634	(1,057)	374
Amounts written-off	—	—	—

Balance at end of year	$11,349	$4,715	$5,772

Net deferred income tax assets (liabilities) for continuing operations as of December 31, 2007 and 2006, are reflected in the consolidated balance sheet as follows:

	December 31,
	2007	2006
	(In thousands)
Current deferred income tax assets, net	$13,630	$6,104
Long-term deferred income tax assets, net	1,289	—
Long-term deferred income tax liabilities, net	—	(10,666)

Net deferred income tax asset (liability)	$14,919	$(4,562)

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

As of December 31, 2007, we have net operating loss carry forwards, for state income tax purposes, of approximately $73.3 million. These net operating loss carry forwards are available to offset various future state taxable income, if any, and expire between 2008 and 2027. For the twelve months ended December 31, 2007, we did not record any income tax benefit related to net operating loss carry forwards in our consolidated statements of income.

As of December 31, 2007 and 2006, we have recorded a valuation allowance, as reflected in the table above, to reduce the carrying value of deferred income tax assets to the amount that will likely be realized in the future. The valuation allowance relates to the deferred income tax assets of our Canadian subsidiary. Our net operating loss carry forwards attributable to our Canadian subsidiary are approximately $9.1 million and $8.8 million as of December 31, 2007 and 2006, respectively, and begin to expire in 2008.

As of December 31, 2007, foreign subsidiary earnings of approximately $24.0 million are considered permanently invested in those businesses. Accordingly, U.S. income taxes have not been provided on such foreign subsidiary earnings.

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

During the fourth quarter of 2007, we repurchased approximately 2.5 million shares of our common stock for approximately $75.0 million at an average price of $29.49 per share. During 2007, we repurchased approximately 7.4 million shares of our common stock for approximately $224.3 million at an average price of $30.26 per share.

Since the inception of the program in July 2005, we have repurchased approximately 18.2 million shares of our common stock for approximately $590.6 million at an average price of $32.48 per share. As of December 31, 2007, we are authorized under the program to use an additional $209.6 million to repurchase outstanding shares of our common stock.

The repurchase of shares of our common stock reduces the amount of cash available to pay cash dividends to our stockholders. We have never paid cash dividends on our common stock.

16. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

Under our 1998 Employee Incentive Compensation Plan, as amended, (the “Employee Plan”) and our 1998 Non-Employee Directors’ Stock Option Plan (the “Directors Plan”), non-employee members of our Board of Directors, officers, and other employees may receive grants of incentive stock options, nonqualified stock options, shares of non-vested stock, stock appreciation rights, and other awards. We are authorized to grant up to approximately 24.4 million shares of common stock under the plans. As of December 31, 2007, we have reserved approximately 4.2 million shares of common stock for the exercise of stock options outstanding as of December 31, 2007, approximately 0.8 million shares for awards of non-vested stock, and approximately 3.2 million additional shares of common stock for future stock option awards under the plans.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

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

Stock option activity during the years ended December 31, 2007, 2006 and 2005, under all of our stock option plans was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2004	8,816,693	$23.71
Granted	1,855,025	34.93
Exercised	(639,464)	14.09		$14,075
Cancelled	(568,666)	39.14

Outstanding as of December 31, 2005	9,463,588	$25.55

Granted	773,111	30.92
Exercised	(3,340,891)	25.69		$53,239
Forfeited	(532,517)	36.39
Cancelled	(130,396)	38.93

Outstanding as of December 31, 2006	6,232,895	$33.50

Granted	686,200	30.80
Exercised	(1,540,576)	31.25		$16,824
Forfeited	(499,692)	44.76
Cancelled	(663,379)	45.01

Outstanding as of December 31, 2007	4,215,448	$34.74	6.7 years	$4,779

Exercisable as of December 31, 2007	2,866,705	$35.96	6.0 years	$4,779

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

The following table summarizes information with respect to all outstanding and exercisable stock options under all of our stock option plans as of December 31, 2007:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of options outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number Exercisable	Weighted Average Exercise Price
$2.00 – $15.57	207,510	$8.91	2.7 years	207,510	$8.91
$18.25 – $28.85	519,225	22.73	4.8 years	479,591	22.27
$29.35 – $33.04	1,535,050	29.91	7.4 years	813,599	29.78
$33.56 – $39.47	1,227,975	34.78	7.6 years	667,343	34.88
$40.25 – $68.24	725,688	60.85	6.4 years	698,662	61.60

	4,215,448	$34.74	6.0 years	2,866,705	$35.96

The following table summarizes information with respect to all outstanding shares of non-vested stock under our non-vested plans as of December 31, 2007 and 2006:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2005	5,000	$35.29
Granted	414,125	29.02
Forfeited	(36,025)	29.91

Outstanding as of December 31, 2006	383,100	$29.02

Granted	501,350	29.89
Vested	(2,825)	32.42
Forfeited	(116,238)	29.17

Outstanding as of December 31, 2007	765,387	$29.30

Change in Control Provision

Each of the share-based awards granted under the plans, including stock options and shares of non-vested stock, are subject to a “change in control” provision. As defined by the plans, a change in control is deemed to have occurred if, among other things, any corporation, person, or other entity (other than CEC, a majority-owned subsidiary of CEC or any of CEC’s subsidiaries, or an employee benefit plan sponsored or maintained by CEC), including a “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), becomes the beneficial owner of our common stock representing more than 20% of the combined voting power of our then outstanding common stock.

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

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

Under the Directors Plan, in the event of a change in control, any stock options outstanding as of the date of such change in control and not then exercisable will become fully exercisable to the full extent of the original grant. In addition, our Board of Directors will have full discretion to do, among other things, any or all of the following with respect to outstanding stock option awards:

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

As of December 31, 2007, we are not aware of any person or entity, including a group, who beneficially owns, or at any point previously owned, 20% or more of the combined voting power of our outstanding common stock. As of December 31, 2007, no individual shareholder owned more than 13% of the combined voting power of our then outstanding common stock, and, based on existing facts and circumstances, we do not believe it is probable that the change in control provisions will be triggered.

If any person or entity, including a group, beneficially owned 20% or more of the combined voting power of our then outstanding common stock as of December 31, 2007, triggering the change in control provisions discussed above, we would have recognized additional share-based compensation expense of approximately $22.5 million during 2007. The estimated additional share-based compensation expense represents, for each outstanding share-based award, the greater of (a) the unrecognized grant date compensation expense for the share-based award as of December 31, 2007, or (b) the fair value of the cash redemption value of the share-based award as of December 31, 2007, less share-based compensation expense previously recorded under SFAS 123R or disclosed as pro forma compensation expense under SFAS 123, based on a change in control price of $34.87 per share, the highest reported share price of a share of our common stock in a transaction reported on the NASDAQ Global Select Market during the 60-day period prior to and including December 31, 2007.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

Additionally, if the change in control provisions had been triggered as of December 31, 2007, or if we determined that the occurrence of a change in control event was probable, we would have recognized a liability of $19.3 million as of December 31, 2007, representing the estimated fair value of the obligation that would be due to participants who are eligible to surrender all or part of a stock option award to us in exchange for cash. Our estimation of this cash liability assumes that participants would elect to redeem for cash all stock options outstanding as of December 31, 2007, with an exercise price less than the change in control price.

Balance Sheet Presentation of Share-Based Awards Subject to Redemption

As discussed above, a participant in the plans has the right, or may be granted the right, upon the occurrence of a change in control event, to surrender all or part of his or her stock option awards to us in exchange for cash. As required by SFAS 123R, the grant-date cash redemption value of each outstanding stock option award is recorded as “Share-based awards subject to redemption” on our consolidated balance sheets on a pro rata basis over the requisite service period. Total grant-date cash redemption value for each outstanding stock option award represents the intrinsic value of the award as of the grant date, assuming that a change in control event occurred on the grant date. Share-based awards subject to redemption as of December 31, 2007, recorded upon our adoption of SFAS 123R as a reduction of retained earnings with no effect on net income, represents the portion of the total grant-date cash redemption value for all stock option awards outstanding as of December 31, 2007, earned by plan participants as a result of services rendered through such date. The adoption of SFAS 123R resulted in the cumulative effect recorded in this manner as of January 1, 2006 of $11.2 million. The amount increased during 2006 by $2.3 million and subsequently decreased by $1.9 million during 2007, resulting in a redemption value in the amount of $11.6 million and $13.5 million, respectively, as of December 31, 2007 and December 31, 2006.

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

The primary purpose of the vesting acceleration of these options was to eliminate the compensation expense associated with these options that we would be required to recognize in our consolidated statements of income under SFAS 123R. Future pre-tax compensation expense eliminated as a result of the acceleration of the vesting of these stock options, which otherwise would have been recognized as compensation expense during the original vesting periods, totals approximately $18.0 million, including a pre-tax reduction of expense of approximately $8.2 million in 2006, approximately $7.5 million in 2007, and approximately $2.3 million in 2008.

Under the Second Amendment to the Employment Agreement by and among John M. Larson, Career Education Corporation, and CEC Employee Group, LLC, as amended, dated as of December 19, 2006, by and among Mr. Larson, us, and CEC Employee Group, LLC (the “Amendment”), we agreed to (i) accelerate the date

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

of the vesting of certain specified outstanding unvested options to purchase a total of 100,000 shares of our common stock granted to Mr. Larson under our 1998 Employee Incentive Compensation Plan, as amended, and (ii) extend the time allotted for Mr. Larson’s post-termination exercise of certain specified outstanding options to purchase a total of 700,000 shares of our common stock, with exercise prices ranging from $22.07 to $62.56, granted to Mr. Larson under the 1998 Employee Incentive Compensation Plan, as amended, from March 19, 2007 until December 31, 2007. We recognized non-cash share-based compensation expense of approximately $1.7 million during the fourth quarter of 2006 as a result of the modifications made to these stock options.

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

We previously accounted for share-based compensation using the intrinsic value method as defined in Opinion 25. Prior to January 1, 2006, no share-based employee compensation cost, other than the insignificant costs associated with infrequent issuances of shares of non-vested stock, was reflected in our consolidated statement of income. SFAS 123R requires that we report the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs as a financing cash flow rather than as an operating cash flow in our consolidated statement of cash flows. Prior to January 1, 2006, Opinion 25 required that we report the entire tax benefit related to the exercise of stock options as an operating cash flow. Accordingly our adoption of SFAS 123R on January 1, 2006, resulted in an increase in cash flows from financing activities and a decrease in cash flow from operating activities of approximately $5.9 million and $20.8 million for the years ended December 31, 2007 and 2006, respectively.

We adopted SFAS 123R using the modified prospective transition method. Under this method, employee compensation cost recognized during 2007 and 2006 includes (1) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on grant date fair value estimated in accordance with the provisions of SFAS 123 and (2) compensation cost for all share-based awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified prospective transition method, the provisions of SFAS 123R were not applied to periods prior to adoption, and, thus, prior period financial statements have not been restated.

In accordance with SFAS 123R, the fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Consistent with our approach under the disclosure only provisions of SFAS 123, we will continue to recognize the value of share-based compensation as expense in our consolidated statements of income during the vesting periods of the underlying share-based awards using the straight-line method. SFAS 123R requires companies to estimate forfeitures of share-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from original projections. Consistent with our approach under the disclosure-only provisions of SFAS 123, we will continue to estimate forfeitures at the time of grant.

Our adoption of SFAS 123R on January 1, 2006, resulted in decreases in our operating income before provision for income taxes for the years ended December 31, 2007 and 2006 of $10.5 million and $14.9 million, respectively, and decreases in our income from continuing operations for the years ended December 31, 2007 and

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

2006, of $7.0 million and $9.8 million, respectively. In addition, our adoption of SFAS 123R resulted in a reduction of basic earnings per share for the years ended December 31, 2007 and 2006 of $0.07 and $0.10, respectively, and a reduction in diluted earnings per share for the years ended December 31, 2007 and 2006, of $0.07 and $0.10, respectively.

The table below reflects net income and net income per share for the years ended December 31, 2007 and 2006, compared to pro forma net income and net income per share for year ended December 31, 2005, presented as if we had applied the fair value recognition provisions of SFAS 123 to share-based compensation during the year ended December 31, 2005:

	For the Year Ended December 31,
	2007 Actual	2006 Actual	2005 Pro Forma
	(In thousands, except per share amounts)
Net income, as previously reported(1)			$233,878
Share-based compensation expense determined under fair value method for all awards, net of tax effect(2)			(27,977)

Net income, including the effect of share-based compensation expense	$59,553	$46,569	$205,901

Basic net income per share-
Net income(1)	$0.64	$0.48	$2.32

Net income, including the effect of share-based compensation expense	$0.64	$0.48	$2.04

Diluted net income per share-
Net income(1)	$0.63	$0.47	$2.26

Net income, including the effect of share-based compensation expense	$0.63	$0.47	$1.99

(1)	Net income and net income per share prior to 2006 does not include share-based employee compensation expense under SFAS 123, as we adopted the disclosure-only provisions of SFAS 123 prior to our adoption of SFAS 123R in 2006.
(2)	Share-based compensation expense prior to 2006 was calculated in accordance with SFAS 123.

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

The fair value of each stock option award granted during the years ended December 31, 2007, 2006, and 2005 was estimated on the date of grant using the Black-Scholes-Merton option pricing model. Our determination of the fair value of each stock option is affected by our stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the years ended December 31, 2007, 2006 and 2005, and assumptions used to value stock options are as follows:

	For the Year Ended December 31,
	2007	2006	2005
Dividend yield	—	—	—
Risk-free interest rate	4.6%	5.1%	3.8%
Weighted average volatility	51.3%	53.8%	50.0%
Expected life (in years)	5.8	5.6	4.0
Weighted average grant date fair value per share of options granted	$16.38	$16.84	$15.03

Volatility is calculated based on the actual historical daily prices of our common stock over the expected term of the stock option award. During the year ended December 31, 2007, we utilized a range of expected volatility assumptions for purposes of estimating the fair value of stock options awarded during the period. Such volatility assumptions ranged from 50.2% to 51.6%.

The expected life of each stock option award is estimated based primarily on our actual historical director and employee exercise behavior.

The fair value of each share of non-vested stock is equal to the fair market value of our common stock as of the date of grant.

All shares of performance-vesting non-vested stock granted during 2007 are subject to performance conditions based on the results of school-level independent compliance audits and the compliance of our schools with federal, state, and accrediting body regulations. Share-based compensation expense associated with performance-vesting non-vested stock awards is recognized only to the extent that we believe performance conditions attributable to such awards will ultimately be satisfied. As of December 31, 2007, we believe performance conditions attributable to our performance-vesting non-vested stock awards will be satisfied.

As of December 31, 2007, we estimate that pre-tax compensation expense for all unvested share-based awards, including both stock options and shares of non-vested stock, in the amount of approximately $20.1 million will be recognized through the year 2011. We expect to satisfy the exercise of stock options and future distribution of shares of non-vested stock by issuing new shares of common stock.

17. EMPLOYEE BENEFIT PLANS

Retirement Savings and Profit Sharing Plan

We maintain a defined contribution 401(k) retirement savings and profit sharing plan covering substantially all of our employees in the United States. Under the plan, an eligible employee may elect to defer receipt of a portion of the annual pay, including salary and bonus. We contribute this amount to the plan on the employee’s behalf and also make a matching contribution equal to 100% of the first 2% and 50% of the next 4% of the

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

percentage of annual pay that the employee elects to defer. A participant is 100% vested at all times in the amounts the employee defers from annual pay. A participant becomes 100% vested in our matching contributions ratably over five years, starting from the first of the month following 30 days after the employee’s hire date. Effective January 2008, vesting in matching contributions in 2008 and subsequent years has been amended to a new vesting schedule. A participant becomes 100% vested in our matching contributions after two years of employee service. Matching contributions made prior to 2008 will continue to become 100% vested ratably over five years. During the years ended December 31, 2007, 2006, and 2005, we recorded expense for continuing and discontinued operations under this plan of approximately $12.4 million, $11.2 million, and $10.8 million, respectively.

Employee Stock Purchase Plan

We maintain an employee stock purchase plan that allows substantially all full-time and part-time employees to acquire shares of our common stock through payroll deductions over three month offering periods. Prior to January 2006, the per share purchase price under the plan was equal to 85% of the fair market value of our common stock on either the first or last day of the offering period, whichever was lower, and purchases were limited to 10% of an employee’s annual pay, up to a maximum of $20,000 per calendar year. In January 2006, we amended the plan as follows: (1) the per share purchase price is equal to 85% of the fair market value of a share of our common stock on the last day of the offering period, and (2) purchases are limited to 10% of an employee’s salary, up to a maximum of $25,000 per calendar year. We are authorized to grant up to 4.0 million shares of common stock under the employee stock purchase plan, and, as of December 31, 2007, 1.6 million shares of common stock have been issued under the plan.

Share-based compensation expense recorded during the years ended December 31, 2007, 2006, and 2005, in connection with the compensatory elements of our employee stock purchase plan, was not significant.

Deferred Compensation Plan

We maintain a deferred compensation plan for certain key employees, whereby certain wages earned by plan participants are deferred and placed in a Rabbi Trust. Assets held in trust are invested in marketable securities on behalf of plan participants. We are required to include in our financial statements the net assets of the trust. Assets held in trust are accounted for as trading securities, and, accordingly, changes in the fair value of such assets are recognized as realized investment gains or losses. Changes in the fair value of the deferred compensation obligation are recorded as charges or credits to compensation expense. Contributions to the plan by plan participants during the years ended December 31, 2007, 2006, and 2005, were approximately $0.1 million, $0.7 million, and $0.8 million, respectively. Distributions and net realized gains or losses during the years ended December 31, 2007, 2006, and 2005, were not significant. The fair value of assets held in the Rabbi Trust, included in other non-current assets on our consolidated balance sheets, and the accompanying deferred compensation obligation, included in other long-term liabilities on our consolidated balance sheets, were each approximately $2.3 million as of December 31, 2007, and $4.8 million as of December 31, 2006.

18. SEGMENT REPORTING

Based on our interpretation of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), we have identified six school reportable segments, consisting of the Academy segment, the Colleges segment, the Culinary Arts segment, the Health Education segment, the International segment, and the University segment.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

The Academy segment includes our International Academy of Design and Technology campuses that collectively offer academic programs primarily in the career-oriented discipline of visual communications and design technologies in an online or classroom setting.

The Colleges segment includes schools that collectively offer academic programs in each of our core career-oriented disciplines of business studies, health education, information technology, and visual communications and design technologies in a classroom or laboratory setting.

The Culinary Arts segment includes our Le Cordon Bleu and Kitchen Academy schools that collectively offer culinary arts academic programs in the career-oriented disciplines of culinary arts, baking and pastry arts, and hotel and restaurant management primarily in a classroom or kitchen setting.

The Health Education segment primarily includes our Sanford-Brown schools that collectively offer academic programs in the career-oriented disciplines of health education, business studies, visual communication and design technologies, and information technology in a classroom or laboratory setting.

The International segment includes our INSEEC Group schools and Istituto Marangoni schools located in France, Italy, and the United Kingdom, which collectively offer academic programs in the career-oriented disciplines of business studies, fashion and design, and visual communication and technologies in a classroom or laboratory setting.

The University segment includes our American InterContinental University and Colorado Technical University universities that collectively offer academic programs in the career-oriented disciplines of business studies, visual communication and design technologies, health education, information technology, criminal justice, and education in an online, classroom, or laboratory setting.

Our chief operating decision maker evaluates segment performance based on operating income. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and other,” which primarily includes unallocated corporate activity and eliminations.

Summary financial information by reportable segment is as follows (in thousands):

	Revenues			Operating Income (Loss)
	2007	2006	2005	2007	2006	2005
Segments:
University segment	$682,750	$837,576	$870,125	$91,342	$204,623	$282,957
Culinary Arts segment	365,789	364,169	383,330	49,133	60,646	82,669
Colleges segment	184,355	218,840	242,399	9,001	32,331	49,483
Health Education segment	189,017	168,896	153,874	6,980	(82,551)	1,087
Academy segment	170,917	164,548	160,009	3,390	13,808	11,636
International segment	81,907	50,895	44,830	13,024	11,456	9,137
Corporate and other	147	894	14	(52,452)	(83,474)	(55,721)

	$1,674,882	$1,805,818	$1,854,581	120,418	156,839	381,248

Reconciling items:
Interest income				18,948	19,002	11,937
Interest expense				(1,185)	(1,905)	(1,802)
Share of affiliate earnings				4,735	3,966	5,067
Miscellaneous income (expense)				761	(127)	(934)

Income from continuing operations before provision for income taxes				$143,677	$177,775	$395,516

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

	Depreciation and Amortization
	2007	2006	2005
Segments:
University segment	$16,982	$17,882	$13,014
Culinary Arts segment	18,283	19,152	18,893
Colleges segment	10,323	10,660	9,789
Health Education segment	7,167	7,736	6,858
Academy segment	9,213	8,850	8,439
International segment	2,886	850	1,028
Corporate and other	13,329	12,365	10,196

	$78,183	$77,495	$68,217

	Total Assets as of December 31,
	2007	2006	2005
Segments:
University segment	$828,892	$752,996	$615,808
Culinary Arts segment	516,847	494,869	449,902
Colleges segment	251,528	210,511	188,523
Health Education segment	403,618	383,817	463,751
Academy segment	144,743	135,970	113,908
International segment	274,652	114,014	86,660
Corporate and other	(1,101,663)	(735,531)	(515,186)
Assets held for sale	47,849	63,156	91,937

	$1,366,466	$1,419,802	$1,495,303

The negative balances in the corporate and other segment asset balances as of December 31, 2007, 2006, and 2005 are primarily attributable to the elimination of intercompany receivable activity between corporate and our schools and campuses.

Our principal operations are located in the United States, and our results of operations and long-lived assets in geographic regions outside of the United States are not significant to our consolidated results of operations and long-lived assets. During the years ended December 31, 2007, 2006, and 2005, no individual customer accounted for more than 10% of our consolidated revenues.

See Note 20, “Subsequent Events” of the notes to our consolidated financial statements for further discussion on our segment reporting.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

19. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

2007	First	Second	Third	Fourth
	(In thousands, except per share data)
Revenue(1)	$428,048	$405,271	$404,405	$437,158
Operating income(1)	46,140	11,934	23,948	38,396
Net income	30,036	5,125	15,561	8,831
Net income per share(2):
Basic	$0.31	$0.05	$0.17	$0.10
Diluted	0.31	0.05	0.17	0.10

2006	First	Second	Third	Fourth
	(In thousands, except per share data)
Revenue(1)	$489,989	$452,585	$428,564	$434,680
Operating income (loss)(1)	97,750	(21,829)	38,405	42,513
Net income (loss)	52,701	(47,510)	20,716	20,662
Net income (loss) per share(2):
Basic	$0.54	$(0.49)	$0.22	$0.21
Diluted	0.53	(0.49)	0.22	0.21

(1)	Amounts prior to the second quarter of 2007 reflected in the table above differ from previously filed quarterly and annual reports. During the second quarter of 2007, we announced our decision to teach out our two Brooks College campuses, which were previously reported in discontinued operations as of December 31, 2006 and March 31, 2007, respectively. The above table has been restated for each respective quarter in 2006 and the first quarter in 2007 to properly reflect the reclassification of the Brooks College campuses results of operations from discontinued operations to continuing operations for all period presented.
(2)	Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree with the annual earnings per share amount for the corresponding year.

20. SUBSEQUENT EVENTS

AU Dubai

On December 10, 2007 the Commission on Colleges, Southern Association of Colleges and Schools granted initial separate accreditation to the American University in Dubai (“AU Dubai”). Effective as of January 1, 2008, we terminated our agreement to share profits relating to the AU Dubai. All of our responsibilities for the management of that institution ended as of that date.

Recourse Loan Program

On January 18, 2008, we received notification that Sallie Mae would be terminating its recourse loan program with us, and more broadly within all of the postsecondary education market. Sallie Mae also notified us that while it intends to continue their non-recourse programs with us, Sallie Mae is also reviewing various aspects of such programs, including underwriting criteria. Sallie Mae agreed to extend the recourse loan program past the 30 day termination period to March 31, 2008. During the extension period the discount fee on loans certified during that period increases from 25% to 44%. Our efforts to work with Sallie Mae to arrange continued funding for active students that currently utilize Sallie Mae recourse loans past March 31, 2008 were not successful. We were notified by Sallie Mae on February 14, 2008 that it would no longer continue to offer recourse to existing students entering their second or subsequent academic term.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007, 2006, and 2005

Schools and campuses held for sale

On February 15, 2008, we announced plans to teach-out all programs at McIntosh College, Lehigh Valley College and seven of the campuses that were part of the Gibbs Division; Gibbs Colleges in Cranston, R.I.; Boston, MA; Livingston and Piscataway, N.J.; and Norwalk, CT; and Katharine Gibbs Schools in New York, N.Y. and Norristown, PA. Each campus will employ a gradual teach-out process, enabling it to continue to operate while current students complete their programs. The campuses will no longer enroll new students. The other two schools held for sale at December 31, 2007, Gibbs College Vienna, VA and Katharine Gibbs School, Melville, NY will remain with us. The campuses will be converted to Sanford-Brown schools focusing on allied health programs. The results of operations for these two schools will be reported within the Health segment.

Company-wide restructuring

On February 12, 2008, we announced a company-wide restructuring. We will be removing duplicative management layers by eliminating the current Group President position and appointing senior executives to lead multi-disciplinary strategic business units (“SBUs”). These SBUs will be organized by key market segments to enhance brand focus and operational alignment within each segment. The new SBUs are Art & Design, University, Culinary, International and Health. We are also creating a new Transitional Schools business segment for those schools being taught out. The schools and campuses formerly within the College Division will become a part of the Art & Design or University SBU, as appropriate. We will revise our segment reporting in accordance with SFAS 131 during the first quarter of 2008.

AIU—Los Angeles, CA

On February 19, 2008, we announced plans to teach-out all programs at our AIU—Los Angeles, CA campus.

INDEX TO EXHIBITS

3.1	Restated Certificate of Incorporation of the Company, as amended.(1)

3.2	Fourth Amended and Restated By-laws of the Company.(2)

4.1	Form of specimen stock certificate representing Common Stock.(3)

4.2	Credit Agreement dated as of October 31, 2007 among the Company, as borrower, CEC Europe, LLC & Investors S.C.S., as borrower, Bank of America, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, SunTrust Bank, as Documentation Agent, and other lenders named therein. Schedules and exhibits to this Credit Agreement have not been included herewith, but will be furnished supplementally to the Commission upon request.(4)

4.3	Credit Agreement dated as of February 18, 2003 among International Academy of Merchandising & Design (Canada) Ltd., Académie International du Design Inc./International Academy of Design Inc., SoftTrain Institute Inc., Retter Business College Corp., Bank of America, N.A., acting through its Canadian branch, as Canadian Administrative Agent, and the other lenders named therein. Schedules and exhibits to this Credit Agreement have not been included herewith, but will be furnished supplementally to the Commission upon request.(5)

*10.1	Career Education Corporation 1995 Stock Option Plan, as amended.(3)

*10.2	Form of Incentive Stock Option Agreement under the Company’s 1995 Stock Option Plan.(3)

*10.3	Career Education Corporation 1998 Non-Employee Directors’ Stock Option Plan.(3)

*10.4	Form of Non-Employee Director’s Stock Option Agreement under the Company’s 1998 Non-Employee Directors’ Stock Option Plan.(3)

*10.5	Career Education Corporation 1998 Employee Stock Purchase Plan.(3)

*10.6	Career Education Corporation 1998 Employee Incentive Compensation Plan.(3)

*10.7	First, Second, Third, Fourth, and Fifth Amendments to Career Education Corporation 1998 Employee Incentive Compensation Plan dated as of July 29, 1998, February 17, 1999, January 24, 2000, April 5, 2002, and May 19, 2003, respectively.(6)

*10.8	Sixth Amendment to the Career Education Corporation 1998 Employee Incentive Compensation Plan dated as of February 27, 2004.(7)

*10.9	Seventh Amendment to the Career Education Corporation 1998 Employee Incentive Compensation Plan dated as of July 23, 2005.(8)

*10.10	Form of Incentive Stock Option Agreement under the Company’s 1998 Employee Incentive Compensation Plan.(3)

*10.11	Form of Restricted Stock Agreement under the Career Education Corporation 1998 Incentive Compensation Plan, as amended.(9)

10.12	Form of Indemnification Agreement for Directors and Executive Officers.(3)

+10.13	Form of Services Agreement between the Company and certain of its subsidiaries.

10.14	Form of Tax Sharing Agreement between the Company and certain of its subsidiaries(3)

+*10.15	Career Education Corporation Severance Plan for Corporate Executive Level Employees.

*10.16	Employment Agreement dated as of August 1, 2000 by and among the Company, CEC Employee Group, LLC and John M. Larson.(10)

*10.17	First Amendment to the Employment Agreement by and among John M. Larson, the Company and CEC Employee Group, LLC, dated as of September 24, 2006, by and among John M. Larson, the Company and CEC Employee Group, LLC.(11)

*10.18	Second Amendment to the Employment Agreement by and among John M. Larson, the Company and CEC Employee Group LLC, dated as of December 19, 2006.(12)

*10.19	Share Repurchase Agreement by and between the Company and John M. Larson dated as of December 20, 2006.(13)

*10.20	Employment Agreement by and between the Company and Gary E. McCullough dated March 5, 2007.(14)

*10.21	Letter Agreement by and between the Company and Michael J. Graham dated August 13, 2007.(15)

*10.22	Termination and Consulting Agreement by and among the Company, CEC Employee Group, LLC and Patrick K. Pesch, dated August 21, 2007.(15)

+21	Subsidiaries of the Company.

+23.1	Consent of Ernst & Young LLP.

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2006.
(2)	Incorporated herein by reference to our Current Report on Form 8-K filed on November 21, 2007.
(3)	Incorporated herein by reference to our Registration Statement on Form S-1, effective as of January 28, 1998.
(4)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2007.
(5)	Incorporated herein by reference to our Annual Report on Form 10-K for the year ended December 31, 2002.
(6)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2003.
(7)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2004.
(8)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2005.
(9)	Incorporated herein by reference to our Current Report on Form 8-K filed on May 24, 2006.
(10)	Incorporated herein by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2000.
(11)	Incorporated herein by reference to our Current Report on Form 8-K filed on September 27, 2006.
(12)	Incorporated herein by reference to our Current Report on Form 8-K filed on December 20, 2006.
(13)	Incorporated herein by reference to our Current Report on Form 8-K filed on December 21, 2006.
(14)	Incorporated herein by reference to our Current Report on Form 8-K filed on March 9, 2007.
(15)	Incorporated herein by reference to our Current Report on Form 8-K filed on August 21, 2007.
*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-K.
+	Filed herewith