Form 10-Q
period 2008-03-31
CAREER EDUCATION CORP
filed 2008-05-05
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Number of shares of registrant’s common stock, par value $0.01, outstanding as April 30, 2008: 89,565,727

CAREER EDUCATION CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$214,909	$237,705
Investments	202,550	166,618

Total cash and cash equivalents and investments	417,459	404,323
Receivables:
Students, net of allowance for doubtful accounts of $36,818 and $36,227 as of March 31, 2008 and December 31, 2007, respectively	56,042	61,396
Other, net	12,842	8,876
Prepaid expenses	57,638	50,532
Inventories	13,920	15,468
Deferred income tax assets	19,631	19,598
Other current assets	9,636	16,474

Total current assets	587,168	576,667

PROPERTY AND EQUIPMENT, net	329,062	339,066
GOODWILL	382,771	383,932
INTANGIBLE ASSETS, net	44,954	44,395
OTHER ASSETS, net	21,747	22,406

TOTAL ASSETS	$1,365,702	$1,366,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$13,597	$11,843
Accounts payable	26,736	28,145
Accrued expenses:
Payroll and related benefits	33,247	28,554
Income taxes	28,640	19,571
Other	93,804	111,298
Deferred tuition revenue	145,248	161,578

Total current liabilities	341,272	360,989

LONG-TERM LIABILITIES:
Long-term debt and capital lease obligations, net of current maturities	2,414	2,179
Deferred rent obligations	98,609	100,478
Deferred income tax liabilities	941	624
Other	10,762	4,473

Total long-term liabilities	112,726	107,754

SHARE-BASED AWARDS SUBJECT TO REDEMPTION	11,507	11,615

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 93,025,242 and 92,956,232 shares issued, 89,481,043 and 90,412,033 shares outstanding as of March 31, 2008, and December 31, 2007, respectively	930	930
Additional paid-in capital	211,142	207,294
Accumulated other comprehensive income	24,043	16,304
Retained earnings	753,095	736,603
Cost of 3,544,199 and 2,544,199 shares in treasury as of March 31, 2008, and December 31, 2007, respectively	(89,013)	(75,023)

Total stockholders’ equity	900,197	886,108

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,365,702	$1,366,466

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2008	2007
REVENUE:
Tuition and registration fees	$440,000	$439,500
Other	20,242	20,917

Total revenue	460,242	460,417

OPERATING EXPENSES:
Educational services and facilities	173,773	162,541
General and administrative	240,949	237,980
Depreciation and amortization	21,403	18,781
Goodwill and asset impairment	6,613	—

Total operating expenses	442,738	419,302

Operating income	17,504	41,115

OTHER INCOME (EXPENSE):
Interest income	3,469	4,706
Interest expense	(228)	(360)
Share of affiliate earnings	4,665	1,712
Miscellaneous (expense) income	(204)	237

Total other income	7,702	6,295

Pretax income	25,206	47,410

Provision for income taxes	8,822	17,374

NET INCOME	$16,384	$30,036

NET INCOME PER SHARE:
Basic	$0.18	$0.31

Diluted	0.18	0.31

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	90,231	96,282

Diluted	90,289	96,798

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Issued Shares	$0.01 Par Value	Purchased Shares	Cost
BALANCE, December 31, 2007	92,956	$930	(2,544)	$(75,023)	$207,294	$16,304	$736,603	$886,108
Net income	—	—	—	—	—	—	16,384	16,384
Foreign currency translation	—	—	—	—	—	7,283	—	7,283
Unrealized gain on investments	—	—	—	—	—	456	—	456

Total comprehensive income								24,123
Treasury stock purchased	—	—	(1,000)	(13,842)	—	—	—	(13,842)
Share-based compensation expense	—	—	—	—	3,029	—	—	3,029
Common stock issued under:
Stock option plans	11	—	—	—	85	—	—	85
Restricted stock award plans	25	—	—	(148)	—	—	—	(148)
Employee stock purchase plan	33	—	—	—	708	—	—	708
Tax benefit of options exercised	—	—	—	—	26	—	—	26
Adjustment to share-based awards subject to redemption	—	—	—	—	—	—	108	108

BALANCE, March 31, 2008	93,025	$930	(3,544)	$(89,013)	$211,142	$24,043	$753,095	$900,197

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,384	$30,036
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and asset impairment	6,613	—
Depreciation and amortization expense	21,403	18,781
Bad debt expense	11,765	8,449
Compensation expense related to share-based awards	3,029	3,101
(Loss) gain on disposition of property and equipment	(134)	1
Share of affiliate earnings, net of cash received	939	230
Changes in operating assets and liabilities	(24,484)	28,549

Net cash provided by operating activities	35,515	89,147

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition, net of acquired cash	—	(30,324)
Acquisition transaction costs	—	(1,106)
Purchases of property and equipment	(18,814)	(16,812)
Purchases of available-for-sale investments	(213,501)	(209,454)
Sales of available-for-sale investments	177,569	186,955
Other	433	6

Net cash used in investing activities	(54,313)	(70,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(13,990)	(49,967)
Issuance of common stock	793	7,144
Tax benefit associated with stock option exercises	26	1,925
Borrowings on revolving loans	999	—
Payments of capital lease obligations and other long-term debt	(118)	(29)

Net cash used in financing activities	(12,290)	(40,927)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	8,292	706

NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,796)	(21,809)
CASH AND CASH EQUIVALENTS, beginning of the period	237,705	189,816

CASH AND CASH EQUIVALENTS, end of the period	$214,909	$168,007

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands except per share amounts)

1. DESCRIPTION OF THE COMPANY

We are a dynamic educational services company committed to quality, career-focused learning led by passionate professionals who inspire individual worth and lifelong achievement. We are one of the world’s leading on-ground providers of private, for-profit, postsecondary education and have a substantial presence in online education. Our schools and universities prepare students for professionally and personally rewarding careers through the operation of more than 75 on-ground campuses located throughout the United States and in France, Italy, and the United Kingdom and three fully-online academic programs.

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The unaudited consolidated financial statements presented herein include the accounts of CEC and our wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. The results of operations of all acquired businesses have been consolidated for all periods subsequent to the date of acquisition.

In February 2008, we announced our decision to teach-out nine of our schools previously held for sale and realign two schools previously held for sale into our Health Education segment. Accordingly, the results of operations for the schools and campuses reported in discontinued operations as of December 31, 2007, and March 31, 2007, are now included in our results from operations in our unaudited consolidated statements of income for all periods presented. Additionally, our audited consolidated balance sheet as of December 31, 2007, has been adjusted to reflect this change. As such, there are no longer captions for assets held for sale or liabilities held for sale.

In addition, during February 2008, we announced a company-wide restructuring that resulted in the creation of multi-disciplinary strategic business units (“SBUs”). The new SBUs are: Art & Design, University, Culinary Arts, International and Health Education. We also created a new Transitional Schools division for those schools being taught out. The schools and campuses formerly within the Colleges Division will become a part of the Art & Design or University SBU, as appropriate. As a result of this restructuring, our segment reporting in accordance with Statement of Financial Accounting Standards (“SFAS”) 131, Disclosures about Segments of an Enterprise and Related Information has changed. We now have six reportable segments: Art & Design, University, Culinary Arts, International, Health Education and Transitional Schools. Segment-related results of operations for all periods presented have been adjusted to reflect these changes. See Note 10 “Segment Reporting” of the notes to our consolidated financial statements for further discussion.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands except per share amounts)

3. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents and Investments

Cash and cash equivalents and investments consist of the following as of March 31, 2008, and December 31, 2007:

	March 31, 2008
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$56,014	$—	$—	$56,014
Certificates of deposit	20,372	134	—	20,506
Money market funds	98,768	—	—	98,768
Bankers acceptances	1,624	—	—	1,624
U.S. Government agencies	37,971	26	—	37,997

Total cash and cash equivalents	214,749	160	—	214,909

Investments (available-for-sale):
Certificates of deposit	51,028	375	(252)	51,151
Bankers acceptances	13,325	4	—	13,329
Municipal bonds	37,845	40	—	37,885
U.S. Government agencies	100,038	147	—	100,185

Total investments	202,236	566	(252)	202,550

Total cash and cash equivalents and investments	$416,985	$726	$(252)	$417,459

	December 31, 2007
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$123,146	$—	$—	$123,146
Money market funds	114,559	—	—	114,559

Total cash and cash equivalents	237,705	—	—	237,705

Investments (available-for-sale):
Municipal bonds	166,570	48	—	166,618

Total cash and cash equivalents and investments	$404,275	$48	$—	$404,323

Cash equivalents include short-term investments with a term to maturity of less than 90 days.

The postsecondary education industry includes approximately 6,500 institutions that participate in federally-sponsored financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended (“HEA,”), which we refer to as “Title IV Programs.” The U.S. Department of Education (“ED”) requires that Title IV Program funds collected in advance of student billings be kept in a separate cash account until the students are billed for the portion of their program related to those Title IV Program funds collected. The ED further requires that Title IV Program funds be disbursed to students within three business days of receipt. As of

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands except per share amounts)

March 31, 2008, and December 31, 2007, the amount of restricted cash balances held in separate cash accounts was not material. Restrictions on cash balances have not affected our ability to fund daily operations.

Investments are classified as “available-for-sale” in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are recorded at fair value. Any unrealized gains or temporary unrealized losses are reported as a component of accumulated other comprehensive income on our unaudited consolidated balance sheet. Realized gains and losses are computed on the basis of specific identification and are included in miscellaneous income/(expense) in our unaudited consolidated income statement.

Bankers Acceptances: Drafts that pay a specified amount of money to the owner of the draft at a specified future date. Bankers Acceptances are traded at discounts to face value in the secondary market. Bankers Acceptances are backed by both the credit of the accepting bank and the originating entity.

U.S. Government agencies: Interest bearing notes and bonds issued by state and local governments and agencies or conduits of local governments. Investments include, among others, the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association (Fannie Mae), Federal Farm Credit Bank and the Federal Home Loan Bank.

Municipal Bonds: Municipal bonds represent debt obligations issued by states, cities, counties, and other governmental entities, which earn federally tax-exempt interest. A portion of our bonds are auction rate securities (“ARS”) with maturities generally every 28 or 35 days. ARS generally have stated terms to maturity of greater than one year. However, we classify investments in ARS as current on our consolidated balance sheet due to our ability to divest our holdings at auction maturity, which is less than one year. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continue to accrue interest and are auctioned on a set interval until the auction succeeds, the issuer calls the securities, or they mature. As of March 31, 2008, we do not consider the value of our investments in ARS to be impaired. Municipal bonds in the above table that are invested in ARS were $31.8 million at March 31, 2008 and $148.0 million at December 31, 2007.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We have adopted the provisions of SFAS 157 for financial instruments as of January 1, 2008. The adoption of SFAS 157 did not materially impact our financial condition, results of operations, or cash flow.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of March 31, 2008, we held investments that are required to be measured at fair value on a recurring basis. Investments (available-for-sale) consist of: certificates of deposit, bankers’ acceptances and U.S. Government agency securities that are publicly traded and for which market prices are readily available.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands except per share amounts)

We have also invested in municipal bonds which consist of some auction rate bonds, which are classified as available for sale and reflected at fair value. However, due to recent events in credit markets, the auction events for some of these investments failed during first quarter 2008. Therefore, the fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of March 31, 2008. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 31, 2008, were as follows:

	As of March 31, 2008
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$51,151	$—	$—	$51,151
Bankers acceptances	13,329	—	—	13,329
Municipal bonds	6,060	—	31,825	37,885
U.S. Government agencies	100,185	—	—	100,185

Totals	$170,725	$—	$31,825	$202,550

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at March 31, 2008:

Balance at December 31, 2007	$—
Transfers to Level 3	31,875
Purchases and settlements, net	(50)

Balance at March 31, 2008	$31,825

Student Receivables Valuation Allowance

Changes in our student receivables allowance during the three months ended March 31, 2008 and 2007 were as follows:

	Balance, Beginning of Period	Charges to Expense	Amounts Written-off	Balance, End of Period
For the three months ended March 31, 2008	$36,227	$11,765	$(11,174)	$36,818

For the three months ended March 31, 2007	$32,283	$8,449	$(10,285)	$30,447

Credit Agreements

As of March 31, 2008, we had revolving loans totaling $12.2 million and letters of credit totaling $13.7 million outstanding under our $185.0 million U.S. Credit Agreement. Credit availability under our U.S. Credit Agreement as of March 31, 2008, is $159.1 million.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands except per share amounts)

As of March 31, 2008, we had revolving loans totaling $1.0 million (USD) outstanding under our $2.5 million (USD) Canadian Credit Agreement. Credit availability under our Canadian Credit Agreement as of March 31, 2008, is $1.5 million (USD).

4. RECOURSE LOAN AGREEMENTS

We had recourse loan agreements with SLM Corporation or its subsidiaries, collectively known as “Sallie Mae” and Stillwater National Bank and Trust Company (“Stillwater”) which required us to repurchase loans after a certain period of time. In October 2006, we negotiated an amendment to our risk sharing agreement with Sallie Mae that reduced the minimum credit score required for our students to qualify for a non-recourse loan under Sallie Mae’s non-recourse loan program. The amendment also reduced loan fees and interest rates charged to our students for both non-recourse and recourse loans funded by Sallie Mae. Under the amendment, we paid Sallie Mae a discount fee equal to 25% of all recourse loans funded under the agreement after March 1, 2007. Pursuant to the amendment, we were no longer required to deposit a portion of loans funded under the agreement into a Sallie Mae reserve account. Also, we were no longer required to repurchase any loans funded under the agreement after March 1, 2007. Our purchase agreement with Stillwater was terminated on April 29, 2007. We are still obligated to purchase any loans that are made by Stillwater prior to this termination date when offered by Stillwater for sale.

On January 18, 2008, we received notification that Sallie Mae would be terminating its recourse loan program with us, and more broadly within the postsecondary education market. Sallie Mae also notified us that while it intends to continue its non-recourse programs with us, Sallie Mae was also reviewing various aspects of such programs, including underwriting criteria. Sallie Mae agreed to extend the recourse loan program past the 30-day termination period to March 31, 2008. During the extension period, the discount fee on loans certified increased from 25% to 44%. Our efforts to work with Sallie Mae to arrange continued funding for active students who currently utilize Sallie Mae recourse loans past March 31, 2008 were not successful. We were notified by Sallie Mae on February 14, 2008 that it would no longer continue to offer recourse loans to existing students entering their second or subsequent academic term. The recourse relationship ended as described above on March 31, 2008. Sallie Mae continues to offer their non-recourse product to our students but has made their underwriting criteria stricter than it has historically been.

Costs associated with our recourse loan agreements as of and for the three months ended March 31, 2008 and 2007 are set forth below. Costs incurred in connection with our Sallie Mae agreements are classified as a component of educational services and facilities expense in our unaudited consolidated statements of income, and costs incurred in connection with our Stillwater agreement are classified as a reduction of tuition and registration fees revenue in our unaudited consolidated statements of income.

	For the Three Months Ended March 31,
	2008	2007
Sallie Mae / Stillwater	$3,020	$2,248

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands except per share amounts)

Outstanding recourse loan receivable and related allowance balances as of March 31, 2008 and December 31, 2007, are set forth below. These receivables are reported as a component of other long-term assets within our unaudited consolidated balance sheets.

	Loan Receivable	Allowance For Uncollectible Loans	Net Book Value
Sallie Mae / Stillwater
As of March 31, 2008	$52,613	$(42,878)	$9,735

As of December 31, 2007	$52,881	$(43,200)	$9,681

5. GOODWILL

Changes in the carrying amount of goodwill as of and for the three months ended March 31, 2008, are as follows:

	University	Culinary Arts	Art & Design	Health Education	International	Transitional Schools	Total
Balance as of December 31, 2007	$92,166	$75,148	$33,576	$131,060	$47,413	$4,569	$383,932
Impairment	—	—	—	—	—	(4,531)	(4,531)
Foreign currency exchange rate changes	—	—	—	—	3,408	(38)	3,370

Balance as of March 31, 2008	$92,166	$75,148	$33,576	$131,060	$50,821	$—	$382,771

As a result of the company-wide restructuring in February 2008, our reporting units, as defined under SFAS 142, Goodwill and Other Intangible Assets, changed. In accordance with SFAS 142, we reassigned the goodwill to each reporting unit. In addition, we performed an impairment test of goodwill and determined that the goodwill associated with the Transitional Schools division was impaired. We recorded a $4.6 million goodwill impairment charge in the first quarter of 2008 as the projected cash flows for the Transitional Schools division could not support the goodwill assigned to it.

6. COMMITMENTS AND CONTINGENCIES

Litigation

We are, or were, a party to the following legal proceedings that are outside the scope of ordinary routine litigation incidental to our business.

Securities Litigation

In re Career Education Corporation Securities Litigation. As previously disclosed, In re Career Education Corporation Securities Litigation represents the consolidation into one suit of six purported class action lawsuits filed between December 9, 2003, and February 5, 2004, in the United States District Court for the Northern District of Illinois by and on behalf of certain purchasers of our common stock, against us, John M. Larson, and Patrick K. Pesch, former officers of the Company. The plaintiffs appealed the District Court’s dismissal of their third amended consolidated complaint to the United States Court of Appeals for the Seventh Circuit on April 24,

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands except per share amounts)

2007. The parties have reached an agreement to settle the plaintiffs’ claims on appeal. This settlement is subject to approval by the District Court after notice to potential class members. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of this matter. An unfavorable outcome could have a material adverse impact on our business, results of operations, cash flows, and financial position.

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

Student Litigation

Laronda Sanders, et al. v. Ultrasound Technical Services, Inc., et al. On March 15, 2006, a complaint was filed against us and Ultrasound Technical Services, Inc. (“UTS”), one of our subsidiaries, in the United States District Court for the District of Maryland, Greenbelt Division. On March 12, 2007, the plaintiffs filed a second amended complaint. The second amended complaint includes, as plaintiffs, 21 current and former students of the Landover, Maryland, campus of Sanford-Brown Institute (“SBI”), one of our schools. The plaintiffs purport to bring their claims on behalf of themselves and a putative class of similarly situated former students. The case was later consolidated with a separate action brought in the same court by another former student. The second

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands except per share amounts)

amended complaint alleges that the defendants made fraudulent misrepresentations and violated the Maryland consumer fraud act by misrepresenting or failing to disclose, among other things, details regarding instructors’ experience or preparedness, availability of clinical externship assignments, the employability and starting salaries of graduates, and estimates for the dates upon which the plaintiffs would receive their certificates and be able to enter the work force. The complaint also alleges that defendants breached plaintiffs’ enrollment contracts by failing to provide the promised instruction, training, externships, and placement services. Plaintiffs seek actual damages, punitive damages, and costs. On March 7, 2008, the court granted plaintiffs leave to file a third amended complaint which added four additional former students as plaintiffs based on similar allegations to those made in the second amended complaint. The parties are in the process of finalizing the terms of a proposed settlement, which would only be effective upon approval of the court.

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

Thurston, et al. v. Brooks College, Ltd., et al; Nilsen v. Brooks Institute of Photography, et al.; Outten, et al. v. American InterContinental University, Inc. As previously disclosed, these lawsuits were filed by the same law firms against the above-identified Southern California campuses of CEC-owned schools. The details of each lawsuit are described in more detail in previous disclosures. Generally, they challenge alleged admissions practices at the schools relating primarily to the disclosure of prior graduates’ employment statistics and, in certain instances, the transferability of credits earned at the schools to other non-CEC postsecondary schools. CEC has reached an agreement to settle the lawsuits. The monetary component of the settlement involves CEC’s payment of approximately $12.4 million to resolve all three cases, including plaintiffs’ attorney’s fees and certain audit expenses to be incurred with the proposed settlement. The settlement also involves auditing and injunctive relief components. On April 29, 2008, the court entered an order approving the settlement. During the first quarter of 2008, a $12.25 million payment was made.

Amador, et al. v. California Culinary Academy and Career Education Corporation; Adams, et al. v. California Culinary Academy and Career Education Corporation . On September 27, 2007, a complaint was filed in the California Superior Court in San Francisco by Allison Amador and 36 other current and former students of the California Culinary Academy (“CCA”). Plaintiffs plead their complaint as a putative class action and allege four causes of action: fraud; constructive fraud; violation of the California Unfair Competition Law; and violation of the California Consumer Legal Remedies Act. Plaintiffs contend that CCA made a variety of misrepresentations to them, primarily oral, during the admissions process. The alleged misrepresentations relate generally to the school’s reputation, the value of the education, the competitiveness of the admissions process, the students’ employment prospects upon graduation from CCA and CCA’s ability to arrange beneficial student loans. CCA filed a motion to compel arbitration of certain of the claims by certain of the purported class representatives, but the Court denied the motion on February 28, 2008.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands except per share amounts)

On April 3, 2008, the same counsel representing plaintiffs in the Amador action filed the Adams action on behalf of Jennifer Adams and several other unnamed members of the Amador putative class. The Adams action also is styled as a class action, is based on the same allegations underlying the Amador action, and attempts to plead the same four causes of action pled in the Amador action. Although the Adams complaint is virtually identical to the Amador complaint, the Adams complaint makes adjustments to the manner in which plaintiffs’ counsel pleads plaintiffs’ claim under the California Consumer Legal Remedies Act in an effort to avoid certain defects that may lead to dismissal of the claim in the Amador action. The date by which CCA and CEC must respond to the complaint has not yet been set. Defendants intend to move to coordinate this case with the Amador action and also to file demurrers to Plaintiffs’ claims on various grounds when the response date is established.

Benoit, et al. v. Career Education Corporation, et al. As previously disclosed, on June 24, 2005, a purported class action complaint was filed in Hillsborough County, Florida against us and Ultrasound Technical Services, Inc (“UTS”). The action was brought on behalf of all persons enrolled in the Medical Billing and Coding Program (“MBC Program”) at our SBI-Tampa campus in the prior four years. The complaint alleges defendants breached enrollment contracts with the plaintiffs and other class members and violated the Florida Deceptive and Unfair Trade Practices Act (“FDUTPA”) by, among other things, failing to properly train students, offer and require sufficient hours of course work, provide properly trained instructors, provide appropriate curriculum consistent with the represented degree, award the represented degree, provide adequate career placement services, and misrepresenting that they would provide such services. The complaint also alleges that defendants “padded” the MBC Program curriculum to charge greater tuition, purportedly in violation of FDUTPA. Plaintiffs sought actual damages, attorneys’ fees and costs, and other relief. In response, on July 20, 2005, we filed a Motion to Stay Proceedings Pending Arbitration, which the Court granted on October 11, 2005 pursuant to the arbitration provision contained in each plaintiffs’ enrollment agreement. On October 30, 2007, the Court granted plaintiffs’ Motion to Compel Defendants to Initiate Arbitration, and ordered that we initiate arbitration proceedings as to only the first named plaintiff, Aimee Benoit (“Benoit”) and that defendants will be responsible for paying all fees associated with initiating the arbitration proceedings. In accordance with the Court’s order, on November 30, 2007, we filed with the American Arbitration Association a Demand for Arbitration as to Benoit. On January 24, 2008, the arbitrator conducted a preliminary hearing and established a briefing schedule on the issue of whether the arbitration can proceed as a class-action. On January 30, 2008, the arbitrator issued an interim ruling stating that the action could not go forward as a class action, and that briefing on the issue was thus not needed. On February 14, 2008, the arbitrator conducted a scheduling conference, reiterated his ruling that the arbitration would not proceed as a class action, and scheduled the final hearing in Benoit’s individual arbitration action for the first week of April 2008. Benoit’s final hearing has been continued and a new date has not been set.

Lilley, et al. v. Career Education Corporation, et al. On February 11, 2008, a class action complaint was filed in the Circuit Court of Madison County, Illinois, naming as defendants Career Education Corporation and Sanford Brown College, Inc. The four plaintiffs named in the complaint are current or former students who allegedly attended a medical assistant program at a Sanford Brown college located in Collinsville, Illinois, and the class is alleged to be all persons who enrolled in that program. The class action complaint alleges that defendants violated the Illinois Consumer Fraud and Deceptive Business Practices Act, engaged in fraud, committed negligence and breached their respective contracts with plaintiffs by misrepresenting and failing to deliver on promises relating to the quality of education, quantity of financial aid, graduate employability and salaries and clinical externships, and breached the implied covenant of good faith and fair dealing by failing to perform their contractual obligations, intentionally and in bad faith. Plaintiffs seek unspecified compensatory and punitive damages.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands except per share amounts)

Gozzi, et al. v. Western Culinary Institute, Ltd. and Career Education Corporation. On March 5, 2008, Plaintiffs Shannon Gozzi and Megan Koehnen filed a complaint in Portland, Oregon in the Circuit Court of the State of Oregon in and for Multnomah County. Plaintiffs filed the complaint individually and as a putative class action and alleged two claims for equitable relief: violation of Oregon’s Unlawful Trade Practices Act and unjust enrichment. Plaintiffs filed an amended complaint on April 10, 2008, which added two claims for money damages: fraud and breach of contract. Plaintiffs allege that Western Culinary Institute (“WCI”) made a variety of misrepresentations to them, relating generally to WCI’s placement statistics, students’ employment prospects upon graduation from WCI, the value and quality of an education at WCI, and the amount of tuition students could expect to pay as compared to salaries they may earn after graduation. The date by which WCI and CEC must respond to the complaint has not yet been set. Defendants intend to file a motion to dismiss the lawsuit at the appropriate time.

Diallo v. American Intercontinental University, Inc. and Career Education Corporation. On March 19, 2008, the same counsel in the Amador and Adams actions filed a complaint in Atlanta, Georgia in the Superior Court of the State of Georgia of Fulton County on behalf of Tajuansar Diallo. Plaintiff filed the complaint individually and as a putative class action and purports to allege causes of action for fraud; constructive fraud; negligent misrepresentation; and violations of the Georgia Deceptive and Unfair Trade Practices Act. Plaintiff contends that American Intercontinental University, Inc., (“AIU”) made a variety of oral and written misrepresentations to her during the admissions process. The alleged misrepresentations relate generally to the school’s reputation, the value of the education, the competitiveness of the admissions process, the students’ employment prospects upon graduation from AIU and AIU’s ability to arrange beneficial student loans. Defendants intend to file a motion to dismiss the lawsuit at the appropriate time.

Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of these matters. An unfavorable outcome of any one or more of these matters could have a material adverse impact on our business, results of operations, cash flows, and financial position.

Employment Litigation

Vander Vennet, et al. v. American InterContinental University, Inc., et al. As previously disclosed, on August 24, 2005, former admissions advisors of American InterContinental University (“AIU”) Online filed a lawsuit in the United States District Court for the Northern District of Illinois alleging that we, AIU Online, and the then President of our University division violated the Fair Labor Standards Act (“FLSA”), the Illinois Minimum Wage Law, and the Illinois Wage Payment and Collection Act by failing to pay the plaintiffs for all of the overtime hours they allegedly worked. Plaintiffs seek unspecified lost wages, liquidated damages, attorneys’ fees, and injunctive relief. The plaintiffs are also seeking certification as a class under the FLSA. On December 22, 2005, and April 7, 2006, the court granted plaintiffs’ motions to send FLSA Notice, and such notice was distributed to certain current and former admissions advisors. The deadline for potential plaintiffs to opt-in to this lawsuit was June 23, 2006. Less than 10% of the persons to whom notice of the suit was sent, including current and former admissions advisors, joined the litigation. Defendants deny all of the material allegations in the complaint. Several of these opt-in plaintiffs have subsequently dropped out of the lawsuit. The parties are in the process of finalizing the terms of a proposed settlement with respect to the remaining plaintiffs, which would only be effective upon approval of the court.

Tino Anglade, et al. v. Career Education Corporation, et al. On October 31, 2007, Tino Anglade, a former Admissions Representative at the California School of Culinary Arts, filed a lawsuit in Los Angeles County,

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands except per share amounts)

California Superior Court on behalf of himself and a putative class consisting of all admissions representatives employed by most of CEC’s California schools, alleging violations of the California Labor Code for failure to authorize and permit rest and meal periods and failure to pay compensation for work performed during rest and meal periods. Plaintiff also alleges a violation of California’s unfair competition law asserting that the alleged rest and meal period violations constitute an act of unfair competition. Plaintiff seeks unspecified lost wages, attorneys’ fees, civil and statutory penalties, and injunctive relief. Plaintiff seeks class certification under California law. Each named California school (California School of Culinary Arts, California Culinary Academy, American InterContinental University—Los Angeles, Brooks College, Brooks Institute, and Kitchen Academy) has been served. Defendants deny all of the material allegations in the complaint, are vigorously defending the claims and will oppose class certification.

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

Federal Regulatory Matters

As part of Title IV administration, the ED periodically conducts program reviews at selected schools that receive Title IV funds. ED program review reports and/or final determination letters, which generally cover a school’s main campus and any branch campuses, are currently pending for Briarcliffe College; Brooks Institute; Gibbs College—Livingston, New Jersey; Katharine Gibbs School—New York; The Cooking and Hospitality Institute of Chicago; and Western School of Health and Business Careers. The ED has completed its review of AIU, Gibbs College-Boston, International Academy of Design and Technology-Chicago, California Culinary Academy, and Sanford-Brown Institute-Atlanta and has issued final determination letters. We are committed to resolving all issues identified in connection with these program reviews to the ED’s satisfaction and ensuring that our schools operate in compliance with all ED regulations.

We cannot predict the outcome of these program reviews, and any unfavorable outcomes could have a material adverse effect on our business, results of operations, cash flows, and financial position.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands except per share amounts)

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

The NYSED conducted a follow-up visit in July 2007. On December 19, 2007, the NYSED sent a draft report with recommendations from the July follow-up visit with a school response due February 2, 2008. The NYSED indicated that, upon receiving the school’s response, it would issue a final report and make a determination on whether the enrollment cap described above would continue. Gibbs-NY submitted its response on January 18, 2008. On February 5, 2008, the NYSED issued a final report stating that it finds Gibbs-NY to be in substantial compliance with the applicable laws, rules, and regulations, noted the significant improvements Gibbs-NY has made, and raised the enrollment cap from 50% to 75% commencing with the April 2008 academic quarter. Gibbs-NY must submit a Progress Report by July 1, 2008 to address changes that are in the process of being implemented. On February 15, 2008, CEC publicly announced the teach-out of several of its campuses, including Gibbs-NY. Gibbs-NY remains committed to fulfilling its obligations to its students and to the NYSED throughout the duration of the teach-out.

In connection with the NYSED’s 2006 site visit, the Accrediting Council for Independent Colleges and Schools (“ACICS”) conducted a special on-site visit in June 2007 to validate the March 2007 response submitted to the NYSED. The ACICS report provided to Gibbs-NY subsequent to the visit by ACICS affirmed that Gibbs-NY has made a significant effort to address the most substantial concerns reflected in the NYSED’s report. ACICS requested a response to certain items for which documentation was not provided to the ACICS visiting team. Gibbs-NY submitted a comprehensive response in July 2007. On December 11, 2007, the ACICS sent a notice of deferred action pending additional information on the school’s Institutional Effectiveness Plan with a response requested by February 29, 2008. Gibbs-NY responded in a timely and appropriate manner and received notice from ACICS on April 16, 2008 that all areas of concern were properly addressed and no further action is necessary.

7. STOCK REPURCHASE PROGRAM

Our Board of Directors has authorized the use of a total of $800.2 million to repurchase outstanding shares of our common stock. Stock repurchases under this program may be made on the open market or in privately

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands except per share amounts)

negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

During the three months ended March 31, 2008, we repurchased 1.0 million shares of our common stock for approximately $13.8 million at an average price of $13.84 per share. Since the inception of the program, we have repurchased 19.2 million shares of our common stock for approximately $604.4 million at an average price of $31.51 per share. As of March 31, 2008, approximately $195.8 million is available under the program to repurchase outstanding shares of our common stock.

8. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

Under our 1998 Employee Incentive Compensation Plan, as amended (the “Employee Plan”) and our 1998 Non-Employee Directors’ Stock Option Plan (the “Directors Plan”), non-employee members of our Board of Directors, officers, and other employees may receive grants of incentive stock options, nonqualified stock options, shares of restricted stock, stock appreciation rights, and other awards. We are authorized to grant up to approximately 24.4 million shares of common stock under the plans. As of March 31, 2008, we have reserved approximately 4.6 million shares of common stock for the exercise of stock options outstanding, approximately 1.7 million shares for awards of restricted stock, and approximately 1.3 million additional shares of common stock for future share-based awards under the plans.

As of March 31, 2008, we estimate that pre-tax compensation expense over approximately the next five years for all unvested share-based awards, including both stock options and shares of restricted stock, in the amount of approximately $29.1 million will be recognized in future periods. We expect to satisfy the exercise of stock options and future distribution of shares of non-vested stock by issuing new shares of common stock.

Stock Options. On March 13, 2008, the Company granted 671 stock options at an exercise price of $13.32. During the three months ended March 31, 2008, the Company granted an additional 26 stock options with a weighted-average exercise price of $14.63.

Stock option activity during the three months ended March 31, 2008, under all of our stock option plans was as follows:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2007	4,215	$34.74
Granted	697	13.37
Exercised	(11)	13.96
Forfeited	(134)	37.17
Cancelled	(189)	32.67

Outstanding as of March 31, 2008	4,578	$31.57

Exercisable as of March 31, 2008	2,837	$35.79

Restricted Stock. On March 13, 2008, the Company granted 343 restricted shares at a price of $13.32 which vest three years from the date of grant. Also on March 13, 2008, the Company granted 687 restricted shares at a

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands except per share amounts)

price of $13.32 which vest on March 13, 2011 upon meeting certain performance conditions. During the three months ended March 31, 2008, an additional 24 shares of restricted shares were granted at a weighted-average price of $15.17, which vest three years from the date of grant.

Restricted stock activity during the three months ended March 31, 2008, under the Employee Plan was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2007	765	$29.30
Granted	1,055	13.36
Vested	(36)	14.02
Forfeited	(61)	29.62

Outstanding as of March 31, 2008	1,723	$19.85

Change in Control Provision

As of March 31, 2008, we are not aware of any person or entity, including a group who beneficially owns 20% or more of the combined voting power of our outstanding common stock, and we do not believe it is probable that the change in control provisions will be triggered.

If any person or entity, including a group, beneficially owned 20% or more of the combined voting power of our then outstanding common stock as of March 31, 2008, triggering the change in control provisions discussed above, we would have recognized additional share-based compensation expense of approximately $44.6 million during the first quarter of 2008. The estimated additional share-based compensation expense represents, for each outstanding stock option and restricted stock-based award, the greater of (a) the unrecognized grant date compensation expense for the share-based award as of March 31, 2008, or (b) for those stock option awards that include the provision allowing the holder to surrender all or part of the stock option award to us in exchange for cash, the fair value of the cash redemption value of the share-based award as of March 31, 2008, less share-based compensation expense previously recorded under SFAS 123R or disclosed as pro forma compensation expense under SFAS 123, based on a change in control price of $22.23 per share, the highest reported share price of a share of our common stock in a transaction reported on NASDAQ during the 60-day period prior to and including March 31, 2008.

Additionally, if the change in control provisions had been triggered as of March 31, 2008, or if we determined that the occurrence of a change in control event was probable, we would have recognized a liability of $2.7 million as of March 31, 2008, representing the estimated fair value of the obligation that would be due to participants who are eligible to surrender all or part of a stock option award to us in exchange for cash. Our estimation of this cash liability assumes that participants would elect to redeem for cash all stock options outstanding as of March 31, 2008, with an exercise price less than the change in control price.

We reported that the additional share-based compensation expense to be recorded if a change in control were to occur on December 31, 2007 was $22.5 million in our Form 10-K for the calendar year ended December 31, 2007. This amount was understated by approximately $14.6 million as it did not include the additional compensation expense that would need to be recorded related to our restricted stock awards. The $44.6

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands except per share amounts)

million reported above includes the expense required to be recorded upon a change of control for all share-based awards that include the change of control provision.

As of April 30, 2008, one stockholder owned 19.0% of the combined voting power of our outstanding common stock as of April 30, 2008. If a change in control had occurred on April 30, 2008, we would have recognized share-based compensation of approximately $41 million, based upon a change of control price of $19.52.

9. WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted income per share during the three months ended March 31, 2008 and 2007 were as follows:

	For the Three Months Ended March 31,
	2008	2007
Basic common shares outstanding	90,231	96,282
Common stock equivalents	58	516

Diluted common shares outstanding	90,289	96,798

During the three months ended March 31, 2008 and 2007, we issued 44 and 468 shares, respectively, of our common stock upon the exercise of employee stock options and the purchase of common stock pursuant to our employee stock purchase plan.

Included in stock options outstanding as of March 31, 2008 and 2007, are options to purchase 3.9 million and 4.3 million shares, respectively, of our common stock that were not included in the computation of diluted net income per share during the three months ended March 31, 2008 and 2007. These shares were excluded because the options’ exercise prices were greater than the average market price of our common stock during the periods, and, therefore, the effect would have been anti-dilutive.

10. SEGMENT REPORTING

In February 2008, we announced a company-wide restructuring. We removed duplicative management layers by eliminating the Group President position and appointing senior executives to lead multi-disciplinary strategic business units (“SBUs”). These SBUs are organized by key market segments to enhance brand focus and operational alignment within each segment. The new SBUs are Art & Design, University, Culinary Arts, International and Health Education. We also created a new Transitional Schools division for those schools being taught out. The schools and campuses formerly within the Colleges and Academy Divisions became a part of the Art & Design or University SBU, as appropriate.

In February 2008, we announced plans to teach-out all programs at McIntosh College, Lehigh Valley College and seven of the campuses that were part of the Gibbs Division; Gibbs Colleges in Cranston, RI; Boston, MA; Livingston and Piscataway, NJ; and Norwalk, CT; and Katharine Gibbs Schools in New York, NY and Norristown, PA. Each campus will employ a gradual teach-out process, enabling it to continue to operate while current students complete their programs. The campuses will no longer enroll new students. The results of operations for these nine campuses will be reported within the Transitional Schools division. The other two

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands except per share amounts)

schools held for sale at December 31, 2007, Gibbs College, Vienna, VA and Katharine Gibbs School, Melville, NY are expected to be converted to Sanford-Brown schools, focusing on allied health programs. The results of operations for these two schools will be reported within the Health Education SBU. The results of operations for these eleven schools were previously reported as discontinued operations. As a result of the announcement, these campuses’ results of operations for all periods presented will be reported within continuing operations. The results of operations for the three months ended March 31, 2007 have been adjusted to reflect this change.

As a result of the company-wide restructuring, the Company now has six reportable segments, University, Culinary Arts, Health Education, Art & Design, International and Transitional Schools.

University includes our American Intercontinental University (“AIU”), Colorado Technical University (“CTU”) and Briarcliffe College schools that collectively offer regionally accredited academic programs in the career-oriented disciplines of business studies, visual communications and design technologies, health education, information technology, criminal justice, and education in an online, classroom, or laboratory setting.

Culinary Arts includes our Le Cordon Bleu and Kitchen Academy schools that collectively offer culinary arts programs in the career-oriented disciplines of culinary arts, baking and pastry arts, and hotel and restaurant management primarily in a classroom or kitchen setting.

Health Education primarily includes our Sanford-Brown schools that collectively offer academic programs in the career-oriented disciplines of health education, business studies, visual communications and design technologies, and information technology in a classroom or laboratory setting.

Art & Design includes our Brooks Institute, Brown College, Collins College, Harrington College of Design and International Academy of Design and Technology (“IADT”) schools. These schools collectively offer academic programs primarily in the career-oriented discipline of fashion design, game design, graphic design, interior design, film and video production, photography, and visual communications in a classroom, laboratory or online setting.

International includes our INSEEC Group schools and Istituto Marangoni schools located in France, Italy, and the United Kingdom, which collectively offer academic programs in the career-oriented disciplines of business studies, health education, fashion and design, and visual communication and technologies in a classroom or laboratory setting.

Transitional Schools includes our campuses that are currently being taught out. As of March 31, 2008, the following campuses were included within Transitional Schools: McIntosh College; Lehigh Valley College; seven of the campuses that were part of the Gibbs Division, including Gibbs Colleges in Cranston, RI; Boston, MA; Livingston and Piscataway, NJ; and Norwalk, CT; and Katharine Gibbs Schools in New York, NY and Norristown, PA; AIU—Los Angeles, CA; IADT—Toronto, Canada; IADT—Pittsburgh, PA; Brooks College, Long Beach, CA and Sunnyvale, CA.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands except per share amounts)

Operating Results for the Three Months Ended March 31, 2008 and 2007:

	Revenue		Operating Income (Loss)
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2008	2007	2008	2007
University	$177,151	$185,845	$24,991	$34,089
Culinary Arts	87,189	88,697	5,379	11,424
Health Education	56,241	49,365	5,126	3,628
Art & Design	70,929	69,633	10,685	9,711
International	34,467	21,900	12,789	6,207
Transitional Schools	34,265	44,852	(22,984)	(7,754)
Corporate and other	—	125	(18,482)	(16,190)

	$460,242	$460,417	$17,504	$41,115

	Total Assets as of
	March 31, 2008	December 31, 2007
University	$880,876	$868,869
Culinary Arts	520,123	516,847
Health Education	431,562	419,542
Art & Design	300,467	277,908
International	287,153	274,652
Transitional Schools	367,569	392,682
Corporate and other	(1,422,048)	(1,384,034)

	$1,365,702	$1,366,466

The negative corporate and other asset balance as of March 31, 2008, and December 31, 2007, is primarily attributable to the elimination of intercompany receivable activity between corporate and our schools and campuses, which is reflected within Corporate and other.

11. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which is a revision of SFAS No. 141, Business Combinations. SFAS 141R establishes principles and requirements for how an acquirer: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We will be required to comply with the provisions of SFAS 141R for acquisitions that occur on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands except per share amounts)

effective for fiscal years beginning on or after December 15, 2008. SFAS 160 is effective for us on January 1, 2009. We are currently evaluating the impact of SFAS 160, but do not believe that our adoption of the standard will have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. This Statement specifically requires entities to provide enhanced disclosures addressing the following: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 is effective for us on January 1, 2009. We are currently evaluating the impact of SFAS 161, but do not believe that our adoption of the standard will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 complements other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. In February 2008, the FASB deferred the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In addition, certain leasing transactions accounted for under SFAS 13 are now excluded from the scope of SFAS 157. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods. We adopted the provisions related to financial assets and liabilities of SFAS 157 during the first quarter of 2008 and our adoption of the standard did not have any impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides guidance with respect to presentation and disclosure requirements for reporting financial assets and liabilities at fair value. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157, and in SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”). SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS 159 during the first quarter of 2008 and our adoption of the standard did not have any impact on our consolidated financial statements.

12. INCOME TAX

Generally accepted accounting principles require that the interim period tax provision be determined as follows:

At the end of each quarter, the corporation estimates the tax that will be provided for the fiscal year stated as a percent of estimated “ordinary” income for the fiscal year. The term ordinary income refers to pretax income, excluding significant unusual or infrequently occurring items. The estimated annual effective tax rate is applied

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In thousands except per share amounts)

to the year-to-date applicable ordinary income. The tax expense or benefit related to ordinary income in each quarter is the difference between the most recent year-to-date and the prior quarter year-to-date computations.

The tax effects of significant unusual or infrequently occurring items are recognized as discrete items in the interim period in which the events occur. The impact of changes in tax laws or rates on deferred tax amounts, the effects of changes in judgment about beginning of the year valuation allowances and changes in tax reserves resulting from the finalization of tax audits or reviews are examples of significant unusual or infrequently occurring items which are recognized as discrete items in the interim period in which the event occurs.

The determination of the annual effective tax rate is based upon a number of significant estimates and judgments, including the estimated annual pretax income in each tax jurisdiction in which we operate and the ongoing development of tax planning strategies during the year. In addition, our provision for income taxes can be impacted by changes in tax rates or laws, the finalization of tax audits and reviews, as well as other factors that cannot be predicted with certainty. As such, there can be significant volatility in interim tax provisions.

The following table details our provision for income taxes and effective tax rate:

	For the Three Months Ended March 31,
	2008	2007
Pretax income	$25,206	$47,410
Provision for income taxes	8,822	17,374
Effective tax rate	35.0%	36.7%

The tax rate in the current quarter was impacted by a $2 million tax benefit related to the expiration of the statute of limitations on an international tax matter and the closing of a state income tax audit.

At this time, we estimate that it is reasonably possible that the liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $12 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions.

In addition, we recognize interest and penalties related to unrecognized tax benefits in tax expense. As of December 31, 2007, we had accrued interest and accrued penalties of $5.4 million. The change in accrued interest and penalties during the three months ended March 31, 2008 was not material.

Our tax returns are routinely audited by federal, state and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service completed an examination of our U.S. income tax returns through our tax year ending December 31, 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion below contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying these forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Part II, Item 1A “Risk Factors” in our 2007 Annual Report on Form 10-K previously filed with the Securities and Exchange Commission, that could cause our actual growth, results of operations, cash flows, performance and business prospects, and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “the Company,” and “CEC” refer to Career Education Corporation and our wholly-owned subsidiaries. The terms “school” and “university” each refer to an individual, branded, proprietary educational institution, owned by us and including its campus locations. The term “campus” refers to an individual main or branch campus operated by one of our schools.

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in better understanding our business, results of operations, financial condition, changes in financial condition, critical accounting policies and estimates, and significant developments. MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited consolidated financial statements and the accompanying notes thereto appearing elsewhere herein. This section is organized as follows:

•	Our Business—an overview of our business, a discussion of current business and industry opportunities, challenges, risks, and a discussion of significant developments affecting our business.

•

Results of Operations—an analysis and comparison of our consolidated results of operations for the three months ended March 31, 2008 and 2007, as reflected in our unaudited consolidated statements of income.

•

Liquidity, Financial Position, and Capital Resources—a discussion of our primary sources and uses of cash for the three months ended March 31, 2008 and 2007 and a discussion of selected changes in our financial position and any changes to our future contractual obligations.

OUR BUSINESS

Overview

We are a dynamic educational services company committed to quality outcomes and career opportunities for a diverse student population. We are one of the world’s leading on-ground providers of private, for-profit, postsecondary education and have a substantial presence in online education. Our schools and universities prepare students for professionally and personally rewarding careers through the operation of over 75 on-ground campuses located throughout the United States and in France, Italy, and the United Kingdom and three fully-online academic platforms.

In February 2008, we announced a company-wide restructuring. We removed duplicative management layers by eliminating the Group President position and appointing senior executives to lead multi-disciplinary strategic business units (“SBUs”). We evaluate our business across five SBUs and one Operating Division. Each SBU represents a group of for-profit, postsecondary schools that offer a variety of degree and non-degree academic programs. These SBUs are organized by key market segment to enhance brand focus and operational alignment within each segment. We also created a Transitional Schools division which is comprised of all schools that are currently being taught out. As a result of the company-wide restructuring, we have six reportable segments. Results of operations for the three months ended March 31, 2007 have been adjusted to be consistent with the current structure.

On February 15, 2008, we announced plans to teach-out nine campuses held for sale as of December 31, 2007. All programs at McIntosh College, Lehigh Valley College and seven of the campuses that were part of the Gibbs Division; Gibbs Colleges in Cranston, RI; Boston, MA; Livingston and Piscataway, NJ; and Norwalk, CT; and Katharine Gibbs Schools in New York, NY and Norristown, PA will be taught out. Each campus will employ a gradual teach-out process, enabling it to continue to operate while current students complete their programs. The campuses will no longer enroll new students. The results of operations for these nine campuses will be included within the Transitional Schools division. The other two schools held for sale at December 31, 2007, Gibbs College, Vienna, VA and Katharine Gibbs School, Melville, NY are expected to be converted to Sanford-Brown schools, focusing on allied health programs. The results of operations for these two schools will be reported within the Health Education segment. Results of operations for these eleven campuses were previously reported within discontinued operations. As a result of the decision to teach-out nine and continue to operate two campuses, the results of operations for all eleven campuses will be included within continuing operations for all periods presented. Results of operations for the three months ended March 31, 2007 have been adjusted to reflect this change.

Our six reportable segments are:

University includes our American Intercontinental University (“AIU”), Colorado Technical University (“CTU”) and Briarcliffe College schools that collectively offer regionally accredited. academic programs in the career-oriented disciplines of business studies, visual communication and design technologies, health education, information technology, criminal justice, and education in an online, classroom, or laboratory setting.

Culinary Arts includes our Le Cordon Bleu, Kitchen Academy and Culinary Academy schools that collectively offer culinary arts programs in the career-oriented disciplines of culinary arts, baking and pastry arts, and hotel and restaurant management primarily in a classroom or kitchen setting.

Health Education primarily includes our Sanford-Brown schools that collectively offer academic programs in the career-oriented disciplines of health education, business studies, visual communications and design technologies, and information technology in a classroom or laboratory setting.

Art & Design includes our Brooks Institute, Brown College, Collins College, Harrington College of Design and International Academy of Design and Technology (“IADT”) schools. These schools collectively offer academic programs primarily in the career-oriented discipline of fashion design, game design, graphic design, interior design, film and video production, photography, and visual communications in a classroom, laboratory or online setting.

International includes our INSEEC Group schools and Istituto Marangoni schools located in France, Italy, and the United Kingdom, which collectively offer academic programs in the career-oriented disciplines of business studies, health education, fashion and design, and visual communication and technologies in a classroom or laboratory setting.

Transitional Schools includes those schools which are currently being taught out. As of March 31, 2008, the following campuses were included within Transitional Schools: McIntosh College; Lehigh Valley College; seven of the campuses that were part of the Gibbs Division, including Gibbs Colleges in Cranston, RI; Boston, MA; Livingston and Piscataway, NJ; and Norwalk, CT; and Katharine Gibbs Schools in New York, NY and Norristown, PA; AIU—Los Angeles, CA; IADT—Toronto, Canada; IADT—Pittsburgh, PA; Brooks College, Long Beach, CA and Sunnyvale, CA.

First Quarter 2008 Overview. As we ended 2007, we concluded a strategic planning effort focused on recognizing current issues facing the Company, identified areas for change and redefined the priorities for the Company going forward. During the first quarter of 2008 we have made progress along each of these three elements: Recognize, Redefine and Reach. The organizational change that was announced in the first quarter will provide us with the foundation to begin to focus and execute on these priorities. The newly created SBUs are organized by key market segment to enhance brand focus and operational alignment within each segment. With the addition of Deb Lenart as Senior Vice President in charge of the University SBU and Ty Roberts as Senior Vice President in charge of the Art & Design SBU during the first quarter of 2008, our senior leadership team is focused on executing against our priorities. We also hired a new Chief Information Officer who will help us identify opportunities to enhance our use of technology.

As discussed above, we announced plans to teach-out nine campuses previously held for sale. In addition, during the first quarter, we announced plans to teach-out our AIU—Los Angeles, CA campus. The results of operations for all of the schools currently being taught out will be reported within the Transitional Schools division. We created the Transitional Schools division to ensure that every student has the opportunity to graduate, maintain a cost-effective wind down of operations and also to provide additional transparency into the results of operations of our core operating segments. By appointing a leader over the Transitional Schools division, we are confident that we will wind down these operations as effectively and efficiently as possible.

In connection with our organizational changes and our announced plan to teach-out certain campuses, eliminations of certain positions within the Company were announced. Our first quarter results include a charge of $11.4 million for severance and stay bonuses associated with these actions. Of this charge, $8.6 million is reflected within the Transitional Schools division and $1.5 million is reflected within Corporate and other. The elimination of positions within the Transitional Schools division will take place over the course of the teach-out period. The elimination of positions within Corporate and other were effective immediately. University also incurred approximately $0.6 million in severance costs during the first quarter to remove redundancies.

Effective January 1, 2008, we terminated our agreement to share profits relating to AU Dubai and consequently, all of our responsibilities for the management of that institution ended as of that date. In connection with the termination, we recorded other income of $4.7 million which is reflected within share of affiliate earnings on our unaudited consolidated statements of income.

In January 2008, we were advised in writing by the Chicago Regional Office of the Securities and Exchange Commission (“SEC”) that its investigation of the Company had been completed, with no action taken against us.

On January 18, 2008, we received notification that Sallie Mae would be terminating its recourse loan program with us, and more broadly within all of the postsecondary education market. Sallie Mae also notified us that while it intends to continue its non-recourse programs with us, Sallie Mae was also reviewing various aspects of such programs, including underwriting criteria. Sallie Mae agreed to extend the recourse loan program past the 30-day termination period to March 31, 2008. During the extension period, the discount fee on loans certified increased from 25% to 44%. Our efforts to work with Sallie Mae to arrange continued funding for active students who currently utilize Sallie Mae recourse loans past March 31, 2008 were not successful. We were notified by Sallie Mae on February 14, 2008 that it would no longer continue to offer recourse loans to existing students entering their second or subsequent academic term. The recourse relationship ended as described above on March 31, 2008. Sallie Mae continues to offer their non-recourse product to our students but has made their underwriting criteria stricter than it has historically been.

Full Year 2008 Outlook. We expect the remainder of 2008 to be a year of foundation setting. We have a number of priorities that we are focused on, including:

•

The renewal of our AIU brand. The Commission on Colleges of the Southern Association of Colleges and Schools (“SACS”) placed AIU on probation in December 2005 and removed it from probation in December 2007. We have used, and will continue to use, new enhanced advertising to create greater awareness of AIU. We are also working to launch new programs, something we were unable to do while AIU was on probation.

•

The opening of new locations. We expect to open three to five new schools each year. We are also considering brand consolidation across some of our businesses as we continue to focus on our key brands. Along with opening new locations, we will continue to seek out opportunities to offer more fully online programs as well as expanding our blended learning programs. This is a rapidly growing segment not only for us but the entire post-secondary for-profit education industry.

•

Centralizing various areas to improve efficiency and reduce costs. We continue to look at how we spend our marketing and admissions dollars and how we manage our people within our human resources function. We are centralizing student financial aid processing across all of our campuses as well as aligning the SBUs and corporate staff to remove layers, overlaps and redundancies.

•

Proactively identifying sources of student financing during this time of uncertainty within the student lending marketplace. We evaluated the implications of the decision by Sallie Mae to terminate its recourse loan program. We intend to lend to students already in school with existing loan agreements to finance the remainder of their educational programs. We will also lend to new students on a selective basis, focused on the most creditworthy students and continue to identify other financing alternatives for our students.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008, Compared to Three Months Ended March 31, 2007

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2008, compared to the three months ended March 31, 2007.

	For the Three Months Ended March 31,				% Change
	2008	% of Total Revenue	2007	% of Total Revenue	2008 vs. 2007
	(Dollars in thousands)
TOTAL REVENUE	$460,242		$460,417		0.0%

OPERATING EXPENSES
Educational services and facilities expense	173,773	37.8%	162,541	35.3%	6.9%

General and administrative:
Advertising	67,885	14.7%	67,840	14.7%	0.1%
Admissions	58,567	12.7%	63,577	13.8%	-7.9%
Administrative expense	102,732	22.3%	98,114	21.3%	4.7%
Bad debt expense	11,765	2.6%	8,449	1.8%	39.2%

Total general and administrative expense	240,949	52.3%	237,980	51.7%	1.2%

Depreciation and amortization	21,403	4.7%	18,781	4.1%	14.0%

Goodwill and asset impairment	6,613	1.4%	—	0.0%	N/A

OPERATING INCOME	17,504	3.8%	41,115	8.9%	-57.4%

PRETAX INCOME	25,206	5.5%	47,410	10.3%	-46.8%

PROVISION FOR INCOME TAXES	8,822	1.9%	17,374	3.8%	-49.2%

Effective tax rate	35.0%		36.7%

NET INCOME	$16,384	3.6%	$30,036	6.5%	-45.5%

Educational services and facilities expense includes costs directly attributable to the educational activity of our schools, including, among other things, (1) salaries and benefits of faculty, academic administrators, and student support personnel, (2) costs of educational supplies and facilities, including rents obligated by school leases, certain costs of establishing and maintaining computer laboratories, costs of student housing, and owned and leased facility costs, (3) royalty fees paid to Le Cordon Bleu, and (4) certain student financing costs. Also included in educational services and facilities expense are costs of other goods and services provided by our schools, including, among other things, textbooks, laptop computers, dormitory services, restaurant services, contract training, and cafeteria services.

General and administrative expense includes salaries and benefits of personnel in corporate and school administration, marketing, admissions, accounting, human resources, legal, and compliance. Costs of promotion and development, advertising and production of marketing materials, occupancy of the corporate offices, and bad debt expense are also included in this expense category.

Revenue

Revenue and student starts for the three months ended March 31, 2008 and 2007, and student population as of April 30, 2008 and 2007 are as follows. We believe that student population totals as of April 30, 2008 and 2007, serve as the most reasonable approximations of the revenue-generating population during the three months ended March 31, 2008 and 2007.

	For the Three Months Ended March 31,				% Change
	2008	% of Total CEC	2007	% of Total CEC	2008 vs. 2007
	(Dollars in thousands)
REVENUE:
University	$177,151	39%	$185,845	41%	-5%
Culinary Arts	87,189	19%	88,697	18%	-2%
Health Education	56,241	12%	49,365	11%	14%
Art & Design	70,929	15%	69,633	15%	2%
International	34,467	8%	21,900	5%	57%
Transitional Schools	34,265	7%	44,852	10%	-24%
Corporate and other	—	0%	125	0%	-100%

Total revenue	$460,242		$460,417		0%

STUDENT STARTS
University	15,830	58%	14,610	57%	8%
Culinary Arts	2,520	9%	2,730	11%	-8%
Health Education	5,000	18%	4,290	17%	17%
Art & Design	2,070	8%	1,630	6%	27%
International	560	2%	400	2%	40%
Transitional Schools	1,480	5%	1,840	7%	-20%

Total student starts	27,460		25,500		8%

	As of April 30,				% Change
	2008	% of Total CEC	2007	% of Total CEC	2008 vs. 2007
STUDENT POPULATION:
University	43,500	46%	40,700	44%	7%
Culinary Arts	10,200	11%	10,500	11%	-3%
Health Education	15,200	16%	13,300	14%	14%
Art & Design	12,800	13%	12,700	14%	1%
International	7,000	7%	6,200	7%	13%
Transitional Schools	6,400	7%	9,900	10%	-35%

Total student population	95,100		93,300		2%

University’s revenue decrease is primarily due to a decrease in AIU average revenue per student and average student population. The decrease in AIU average revenue per student is primarily attributable to growth of student population in the university’s fully-online associate degree programs, which offer lower tuition rates than bachelor’s degree and master’s degree programs, and six fewer revenue earning days at AIU Online as a result of the alignment of ground and online campus academic calendars. The AIU revenue decrease is offset in part by strong increases in student population and revenue in CTU’s fully-online associate degree programs.

Culinary Arts’ revenue decrease is primarily attributable to a decrease in student starts during the first quarter of 2008, relative to student starts during the first quarter of 2007, as well as a reduction in overall student population. A combination of lower advertising spending in the fourth quarter of 2007, coupled with a reduction of financing offered to certain candidates seeking to join our Culinary Arts program negatively impacted this segment on a year over year basis.

Health Education’s revenue increase is primarily attributable to strong carry in population from December 2007 along with increased student starts as compared to the prior year.

Art & Design’s slight increase in revenue as compared to the prior year was driven by the three start-up campuses: IADT Sacramento, CA, IADT San Antonio, TX and the fully-online campus of IADT Tampa, FL which began starting students in the second and third quarters of 2007. Excluding the impact of these three campuses, revenue would have been down by approximately 5% as compared to the prior year.

International’s revenue increase includes approximately $4.0 million due to favorable foreign currency exchange rates and $3.3 million of additional revenue in the first quarter of 2008 as compared to the prior year due to the acquisition of Istituto Marangoni at the end of January 2007. The remainder of the increase in revenue is driven by strong student starts.

Transitional Schools’ revenue declined as the schools no longer are enrolling students. We expect revenue to continue to decline as compared to the prior year as the schools continue to wind down their operations.

Educational Services and Facilities Expense

Educational services and facilities expense increased $11.2 million as compared to the prior year. The current year expense includes $5.9 million of severance and stay bonus expense associated with our decision to teach-out certain campuses and our efforts to reduce redundancies within the organization. The remaining increase in expense is attributable to additional costs to support the revenue growth within Health Education and International.

General and Administrative Expense

General and administrative expense increased $3.0 million primarily due to $5.5 million of severance and stay expense recorded in the first quarter of 2008 associated with our decision to teach-out certain campuses and our efforts to reduce redundancies within the organization. The first quarter of 2007 included approximately $1.5 million of severance costs. Of the $5.5 million expense recorded in the first quarter of 2008, $4.1 million is reflected within administrative expense and $1.4 million is reflected within admissions expense. The reduction in admissions expense is primarily due to a reduced number of employees coupled with efforts made to increase the productivity within this function. This decrease was partially offset by higher bad debt expense due to increased levels of student funding using our extended payment plans along with a slightly higher percentage of out-of-school students, both of which carry a higher rate of uncollectibility.

Bad debt expense and bad debt expense as a percentage of revenue incurred by each of our reportable segments during the three months ended March 31, 2008 and 2007 was as follows:

	For the Three Months Ended March 31,
	2008	As a Percentage of Segment Revenue	2007	As a Percentage of Segment Revenue
	(Dollars in thousands)
Bad debt expense by segment:
University	$5,375	3.0%	$3,207	1.7%
Culinary Arts	3,023	3.5%	1,590	1.8%
Health Education	876	1.6%	1,896	3.8%
Art & Design	1,388	2.0%	518	0.7%
International (1)	314	0.9%	51	0.2%
Transitional Schools	819	2.4%	783	1.7%
Corporate and other	(30)	N/A	404	N/A

Total bad debt expense	$11,765	2.6%	$8,449	1.8%

(1)	The INSEEC Group in our International segment adjusts their allowance reserves during the third quarter of each year based upon historical collections experience.

Goodwill and Asset Impairment

During the first quarter 2008, we recorded $6.6 million in goodwill and asset impairment charges. As a result of the company-wide restructuring that occurred in February 2008, our reporting units, as defined under SFAS 142, Goodwill and Other Intangible Assets, changed. In accordance with SFAS 142, we reassigned the goodwill to each reporting unit. In addition, we performed an impairment test of goodwill and determined that the goodwill associated with the Transitional Schools division was impaired. We recorded a $4.6 million noncash goodwill impairment charge in the first quarter of 2008 as the projected cash flows for the Transitional Schools could not support the goodwill assigned to it. In addition, we recorded a $2.0 million noncash asset impairment charge related to the reduction in asset carrying values for one campus within our Transitional Schools division that is currently being taught-out.

Operating Income

Operating income (loss) and operating margin percentage for the three months ended March 31, 2008 and 2007, by segment, were as follows:

	For the Three Months Ended March 31,				% Change
	2008	% of Total CEC	2007	% of Total CEC	2008 vs. 2007
	(Dollars in thousands)
OPERATING INCOME (LOSS):
University	$24,991	143%	$34,089	83%	-27%
Culinary Arts	5,379	31%	11,424	28%	-53%
Health Education	5,126	29%	3,628	9%	41%
Art & Design	10,685	61%	9,711	24%	10%
International	12,789	73%	6,207	15%	106%
Transitional Schools	(22,984)	-131%	(7,754)	-19%	196%
Corporate and other	(18,482)	-106%	(16,190)	-40%	14%

Total operating income	$17,504		$41,115		-57%

Operating income (loss) margin percentage:
University	14.1%		18.3%
Culinary Arts	6.2%		12.9%
Health Education	9.1%		7.3%
Art & Design	15.1%		13.9%
International	37.1%		28.3%
Transitional Schools	-67.1%		-17.3%
Total operating profit margin percentage	3.8%		8.9%

The decline in operating income over the prior year period is primarily due to the current year operating income including $11.4 million of severance and stay bonus expense, $6.6 million of noncash goodwill and asset impairment charges and increased depreciation and amortization expense within our Transitional Schools division due to the shortening of the remaining useful live for our long-lived assets.

The decline in University’s operating income is primarily attributable to the alignment of AIU’s ground and online calendar which resulted in a shift of six earnings days from the first quarter to the third quarter for AIU online. In addition, the current year operating income includes higher advertising expense associated with the AIU media campaign. The decline in AIU’s operating income was partially offset by increases in operating income at CTU.

Operating income generated in Culinary Arts decreased primarily due to an increase in academics costs and an increase in bad debt expense driven by higher out-of-school student account balances.

The increase in operating income in Health Education is primarily due to an increase in student starts and a larger student population during the first quarter of 2008, relative to student starts and student population during the first quarter of 2007.

The significant increase in operating income in International is primarily due to strong revenues in the quarter, the favorable effects of foreign currency and having one additional month of Istituto Marangoni operations included within the quarter ended March 31, 2008 as a result of the acquisition of Istituto Marangoni effective January 25, 2007.

Transitional Schools operating loss in the current year was impacted by $5.8 million of severance and stay bonus expense associated with the announced teach-out of the campuses. In addition, as no new students were enrolled in the schools following the announced teach-out, we expect to continue to experience higher operating losses as the existing students complete their respective programs.

Provision for Income Taxes

Our consolidated effective income tax rate was 35.0% for the three months ended March 31, 2008, as compared to 36.6% for the comparable prior-year period. The decline in our effective income tax rate was primarily due to higher levels of tax exempt interest as a percentage of pretax income and reduction of tax reserves due to the expiration of the statute of limitations on international tax matters and the closing of a state income tax audit.

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

Litigation and Regulatory Matters

See Note 6 “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements for a discussion of selected litigation and regulatory matters.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 11 “Recent Accounting Pronouncements” of the notes to our unaudited consolidated financial statements for a discussion of recent accounting pronouncements that may affect us.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

A detailed discussion of the accounting policies and estimates that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties is included under the caption “Summary of Significant Accounting Policies and Estimates” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2007. Note 2 “Significant Accounting Policies” of the notes to our consolidated financial statements of our Annual Report on Form 10-K, for the year ended December 31, 2007, also includes a discussion of these and other significant accounting policies.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

As of March 31, 2008, total cash and cash equivalents and investments were $417.5 million. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We finance our operating activities and our organic growth primarily through cash generated from operations. We finance acquisitions primarily through funding from a combination of credit facility borrowings and cash generated from operations. We anticipate that we will be able to satisfy the cash requirements associated with our working capital needs, capital expenditures, and lease commitments through the next 12 months primarily with cash generated by our operations, existing cash balances, and borrowings under our existing credit agreements.

The ED requires that Title IV Program funds collected in advance of student billings be kept in a separate cash account until students are billed for the portion of their program related to those Title IV Program funds collected. As of March 31, 2008 and 2007, the amount of restricted cash balances held in separate cash accounts was not material. Restrictions on these cash balances have not affected, nor do we believe that such restrictions will affect, our ability to fund our daily operations.

Operating Cash Flows

During the first quarter of 2008, net cash flows provided by operating activities totaled $35.5 million, compared to net cash flows provided by operating activities during the first quarter of 2007 of $89.1 million. The decrease in operating cash flows in 2008 was due to lower net income as compared to the prior year as well as higher payments related to previously settled legal matters.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students finance tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, private and institutional scholarships, and cash payments. The following table summarizes our U.S. schools’ cash receipts from tuition payments by fund source as a percentage of total tuition payments received for the three months ended March 31, 2008 and 2007. The percentages reflected therein were determined based upon each U.S. school’s cash receipts for the three months ended March 31, 2008 and 2007.

	For the Three Months Ended March 31,
	2008	2007
Title IV Program funding
Stafford loans	44.5%	42.8%
Grants	13.8%	11.3%
PLUS loans	5.6%	7.5%

Total Title IV Program funding	63.9%	61.6%

Private loans
Non-recourse loans	12.5%	16.4%
Sallie Mae recourse loans	2.6%	2.5%
Stillwater recourse loans	0.0%	0.1%

Total private loans	15.1%	19.0%

Scholarships, grants and other	4.2%	3.7%
Cash payments	16.8%	15.7%

Total tuition receipts	100.0%	100.0%

The total Title IV Program funding as a percentage of total tuition receipts reflected above was not computed on the same basis on which our 90-10 Rule ratios are computed. In accordance with applicable regulations, certain tuition receipts included in the totals above are excluded from our 90-10 Rule ratio calculations.

For a detailed discussion of Title IV Program funding and alternative private loan funding sources for our students, see “Student Financial Aid and the Regulation of the Postsecondary Education Industry” and “Alternative Student Financial Aid Sources” in Item 1 “Business” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2007.

Student Receivables. The decrease in net student receivables is primarily due to higher cash payments received from federal funding in Health Education. Our allowance for doubtful accounts as a percentage of gross student receivables and quarterly days sales outstanding (“DSO”) were as follows as of the dates indicated:

	As of
	March 31, 2008	December 31, 2007	March 31, 2007
Allowance for doubtful accounts as a percentage of gross student receivables	39.6%	37.1%	38.0%
Quarterly days sales outstanding (1)	14	14	11

(1)	We calculate DSO by dividing net receivables, including both student receivables and other receivables, by quarterly average daily revenue. Quarterly average daily revenue is computed by dividing total quarterly revenue by the total number of days in the quarter.

Our primary uses of cash to support our operating activities include, among other things, cash paid to employees for services, to vendors for products and services, to lessors for rents and operating costs related to leased facilities, to suppliers for textbooks and other school supplies, and to federal, state, and provincial governments for income and other taxes.

Investing Cash Flows

The decrease in net cash used in investing activities as compared to the prior year was primarily related to the cash used to acquire Istituto Marangoni in the first quarter of 2007.

We acquired Istituto Marangoni in January 2007 for approximately $37.2 million, excluding acquired cash balances of approximately $6.9 million, resulting in a cash investment of $31.4 million which includes $1.1 million in acquisition costs.

The increase in capital expenditures related to improvement of existing facilities and higher investment in start-up campuses.

Financing Cash Flows

The decrease in net cash used in financing activities was primarily attributable to a decrease in the amount of cash used for repurchases of our common stock. During the first quarter of 2007, we repurchased 1.6 million shares of our common stock for approximately $49.9 million. During the first quarter of 2008, we repurchased 1.0 million shares for approximately $13.8 million.

As of March 31, 2008, we had revolving loans totaling approximately $12.2 million and letters of credit totaling approximately $13.7 million outstanding under our $185.0 million U.S. Credit Agreement. The availability under our U.S. Credit Agreement as of March 31, 2008, was $159.1 million. As of March 31, 2008, we have revolving loans totaling $1.0 million (USD) outstanding under our $2.5 million (USD) Canadian Credit Agreement. Credit availability under our Canadian Credit Agreement as of March 31, 2008, is $1.5 million (USD).

Although we anticipate that we will be able to satisfy the cash requirements for our working capital needs, capital expenditures, and commitments through at least the next 12 months primarily with cash generated by our operations, existing cash and investment balances, and, if necessary, borrowings under our existing credit agreements, we are not able to reasonably assess the effect of loss contingencies on future cash requirements and liquidity. See Note 6 “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional discussion of such loss contingencies.

Contractual Obligations

As of March 31, 2008, there have been no significant changes to our contractual obligations from December 31, 2007 and we were not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We use various techniques to manage our market risk, including, from time to time, the use of derivative financial instruments. We do not use derivative financial instruments for speculative purposes.

A portion of our investments are auction rate securities (“ARS”) with maturities generally every 28 or 35 days. ARS generally have stated terms to maturity of greater than one year. However, we classify investments in auction rate municipal bonds and ARS as current on our consolidated balance sheet due to our ability to divest our holdings at auction maturity, which is less than one year. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security, which is generally higher than the rate prior to the auction failure, until the next auction date. The ARS for which auctions have failed continue to accrue interest and are auctioned on a set interval until the auction succeeds, the issuer calls the securities, or they mature. As of March 31, 2008, we do not consider the value of our investments in ARS to be impaired. If however, the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. Investments that are ARS were $31.8 million at March 31, 2008 and $148.0 million at December 31, 2007.

Interest Rate Exposure

Our borrowings under our credit agreements bear annual interest at variable rates tied to the prime rate and the British Bankers Association LIBOR rate. Total outstanding borrowings under these credit agreements were $13.2 million and $11.2 million as of March 31, 2008 and December 31, 2007, respectively.

The weighted average interest rate of borrowings under our credit agreements was 4.41% and 4.49% as of March 31, 2008, and December 31, 2007, respectively.

In addition, we had capital lease obligations totaling $2.8 million as of both March 31, 2008, and December 31, 2007.

We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

Foreign Currency Exposure

We are subject to foreign currency exchange exposures arising from current and anticipated transactions denominated in currencies other than the U.S. dollar and the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts. Specifically, we are subject to risks associated with fluctuations in the value of the Euro, the Canadian dollar, and the British pound vis-à-vis the U.S. dollar. Our investment in our foreign operations as of March 31, 2008, was not significant to our consolidated financial position, and the book values of the assets and liabilities of such foreign operations as of March 31, 2008, approximated their fair values.

In addition, as of March 31, 2008, we had $12.2 million denominated in €7.7 million of borrowings outstanding under our U.S. Credit Agreement and $1.0 million denominated in CAD $1.0 million of borrowings outstanding under our Canadian Credit Agreement.

We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in foreign currency exchange rates is not significant.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Note 6 “Commitments and Contingencies” to our unaudited consolidated financial statements is incorporated herein by reference.

Item 1A.	Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, and results of operations and the market price of our common stock. Item 1A of our Annual Report on Form 10-K for year ended December 31, 2007, includes a detailed discussion of these risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the three months ended March 31, 2008:

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2008 – January 31, 2008	—	$—	—	$209,523,823
February 1, 2008 – February 29, 2008	—	—	—	209,523,823
March 1, 2008 – March 31, 2008	1,000,000	13.84	1,000,000	195,682,223

Total	1,000,000	$13.84	1,000,000

(1)	Our Board of Directors had authorized us to use up to approximately $800.2 million for the repurchase of shares of our outstanding common stock. Pursuant to this stock repurchase program, we may repurchase shares of our outstanding common stock on the open market or in private transactions from time to time, depending on factors including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION

Date: May 5, 2008	By:	/s/ GARY E. MCCULLOUGH
Gary E. McCullough
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2008	By:	/s/ MICHAEL J. GRAHAM
Michael J. Graham
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)