Form 10-Q
period 2008-06-30
CAREER EDUCATION CORP
filed 2008-08-06
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Number of shares of registrant’s common stock, par value $0.01, outstanding July 31, 2008: 89,633,445

CAREER EDUCATION CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$181,367	$223,334
Investments	240,050	166,618

Total cash and cash equivalents and investments	421,417	389,952
Receivables:
Students, net of allowance for doubtful accounts of $35,636 and $35,507 as of June 30, 2008 and December 31, 2007, respectively	56,320	59,584
Other, net	7,631	9,052
Prepaid expenses	49,706	50,025
Inventories	13,204	15,400
Deferred income tax assets	19,449	19,418
Other current assets	8,921	16,456
Assets of discontinued operations	1,155	23,554

Total current assets	577,803	583,441

NON CURRENT ASSETS:
Property and equipment, net	319,192	337,073
Goodwill	382,667	379,507
Intangible assets, net	44,572	44,395
Other assets, net	22,628	22,050

TOTAL ASSETS	$1,346,862	$1,366,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$10,856	$11,843
Accounts payable	30,870	27,826
Accrued expenses:
Pay roll and related benefits	47,939	34,305
Income taxes	11,936	19,556
Other	70,526	102,058
Deferred tuition revenue	131,928	159,482
Liabilities of discontinued operations	4,738	8,282

Total current liabilities	308,793	363,352

LONG-TERM LIABILITIES:
Long-term debt and capital lease obligations, net of current maturities	2,347	2,179
Deferred rent obligations	97,402	98,115
Deferred income tax liabilities	932	624
Other	10,508	4,473

Total long-term liabilities	111,189	105,391

SHARE-BASED AWARDS SUBJECT TO REDEMPTION	9,285	11,615

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 93,129,049 and 92,956,232 shares issued, 89,584,850 and 90,412,033 shares out standing as of June 30, 2008 and December 31, 2007, respectively	931	930
Additional paid-in capital	216,214	207,294
Accumulated other comprehensive income	21,468	16,304
Retained earnings	768,008	736,603
Cost of 3,544,199 and 2,544,199 shares in treasury as of June 30, 2008 and December 31, 2007, respectively	(89,026)	(75,023)

Total stockholders’ equity	917,595	886,108

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,346,862	$1,366,466

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
REVENUE:
Tuition and registration fees	$404,459	$411,229	$838,732	$843,335
Other	14,385	16,942	34,587	37,694

Total revenue	418,844	428,171	873,319	881,029

OPERATING EXPENSES :
Educational services and facilities	162,739	158,268	332,562	317,249
General and administrative	221,993	247,011	461,553	480,961
Depreciation and amortization	19,163	19,144	39,596	37,543
Goodwill and asset impairment	—	—	2,227	—

Total operating expenses	403,895	424,423	835,938	835,753

Operating income	14,949	3,748	37,381	45,276

OTHER INCOME (EXPENSE):
Interest income	3,018	4,019	6,452	8,635
Interest expense	(265)	(177)	(492)	(535)
Share of affiliate earnings	—	949	4,665	2,661
Miscellaneous (expense) income	(84)	484	(276)	719

Total other income	2,669	5,275	10,349	11,480

Pretax income	17,618	9,023	47,730	56,756
Provision for income taxes	6,422	3,117	15,918	20,574

INCOME FROM CONTINUING OPERATIONS	11,196	5,906	31,812	36,182
GAIN (LOSS ) FROM DISCONTINUED OPERATIONS , net of tax	1,495	(781)	(2,737)	(1,019)

NET INCOME	$12,691	$5,125	$29,075	$35,163

NET INCOME PER SHARE - BASIC:
Income from continuing operations	$0.12	$0.06	$0.35	$0.38
Gain (Loss) from discontinued operations	0.02	(0.01)	(0.03)	(0.01)

Net income	$0.14	$0.05	$0.32	$0.37

NET INCOME PER SHARE - DILUTED:
Income from continuing operations	$0.12	$0.06	$0.35	$0.38
Gain (Loss) from discontinued operations	0.02	(0.01)	(0.03)	(0.01)

Net income	$0.14	$0.05	$0.32	$0.37

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	89,594	93,924	89,913	95,103

Diluted	89,905	94,659	90,149	95,715

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,075	$35,163
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and asset impairment	6,613	—
Depreciation and amortization expense	41,043	38,443
Bad debt expense	21,883	20,962
Compensation expense related to share-based awards	6,835	8,225
Gain on sale of business	(1,555)	—
Loss (gain) on disposition of property and equipment	164	(216)
Share of affiliate earnings, net of cash received	939	250
Changes in operating assets and liabilities	(51,299)	(14,568)

Net cash provided by operating activities	53,698	88,259

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition, net of acquired cash	—	(30,324)
Acquisition transaction costs	—	(1,432)
Purchases of property and equipment	(26,470)	(31,330)
Purchases of available-for-sale investments	(338,947)	(288,684)
Sales of available-for-sale investments	265,515	286,332
Other	1,205	(191)

Net cash used in investing activities	(98,697)	(65,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(14,002)	(124,921)
Issuance of common stock	1,982	10,990
Tax benefit associated with stock option exercises	103	2,566
Payments on revolving loans	(797)	—
Payments of capital lease obligations and other long-term debt	(295)	(1,376)

Net cash used in financing activities	(13,009)	(112,741)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	1,689	1,912

NET DECREASE IN CASH AND CASH EQUIVALENTS	(56,319)	(88,199)
Add: Cash balance of discontinued operations at beginning of the period	14,371	8,530
Less: Cash balance of discontinued operations at end of the period	19	11,709
CASH AND CASH EQUIVALENTS, beginning of the period	223,334	181,286

CASH AND CASH EQUIVALENTS, end of the period	$181,367	$89,908

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

1. DESCRIPTION OF THE COMPANY

We are a global educational company committed to quality outcomes and career opportunities for a diverse student population. We are one of the world’s leading on-ground providers of private, for-profit, postsecondary education and have a substantial presence in online education. Our schools and universities prepare students for professionally and personally rewarding careers through the operation of more than 75 on-ground campuses located throughout the United States and in France, Italy, and the United Kingdom and three fully-online academic programs.

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” and “CEC” refer to Career Education Corporation and our wholly-owned subsidiaries. The terms “school” and “university” refer to an individual, branded, proprietary educational institution, owned by us and includes its campus locations. The term “campus” refers to an individual main or branch campus operated by one of our schools or universities.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The unaudited consolidated financial statements presented herein include the accounts of CEC and our wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. The results of operations of all acquired businesses have been consolidated for all periods subsequent to the date of acquisition.

Prior period financial results have been reclassified to account for the teach-out of our schools previously reported as held for sale, the change in our reportable business segments during the first quarter of 2008, and to present Brooks College – Sunnyvale, CA and International Academy of Design and Technology, Toronto, Canada (“IADT – Toronto”) as discontinued operations. In June 2008, we completed the sale of our IADT – Toronto campus. In addition, our Brooks College campus located in Sunnyvale, CA, completed its teach-out activities in June 2008. As a result, the results of operations for these two campuses for all periods presented are reported within discontinued operations. For further information regarding the reclassification of our schools mentioned above, see Note 3 “Discontinued Operations” of the notes to our unaudited consolidated financial statements.

In February 2008, we announced our decision to teach-out nine of our schools previously held for sale and realign two schools previously held for sale into our Health Education segment. Accordingly, the results of operations for the schools and campuses reported in discontinued operations as of December 31, 2007, and June 30, 2007, are now included in our results of operations in our unaudited consolidated statements of income for all periods presented. Additionally, our audited consolidated balance sheet as of December 31, 2007, has been adjusted to reflect this change. As such, there are no longer captions for assets held for sale and liabilities held for sale.

In addition, during February 2008, we announced a company-wide restructuring that resulted in the creation of multi-disciplinary strategic business units (“SBUs”). The new SBUs are: Art & Design, University, Culinary Arts, International and Health Education. We also created a new Transitional Schools Division for those schools being taught out. The schools and campuses formerly within the Colleges Division became part of the Art & Design or University SBU, as appropriate. As a result of this restructuring, our segment reporting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information has changed. We now have six reportable segments: Art & Design, University, Culinary Arts, International, Health Education and Transitional Schools. Segment-related results of operations for all periods presented have been adjusted to reflect these changes. See Note 10 “Segment Reporting” of the notes to our consolidated financial statements for further discussion.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

3. DISCONTINUED OPERATIONS

International Academy of Design and Technology, Toronto

On June 30, 2008, we sold our ownership interest in IADT—Toronto to a third party. As a result of that transaction, we recorded a pre-tax gain of $1.5 million, which represented the difference between the net proceeds received and the book value of the net assets sold. Included in the net assets of the business was a $3.9 million cumulative translation gain resulting from the effects of foreign currency on IADT –Toronto’s balance sheet. This gain had been included within other comprehensive income on the unaudited consolidated balance sheets. As a result of the sale, the cumulative translation gain, along with the remaining net assets of the business were written off. The gain was partially offset by a pretax noncash charge of $2.9 million related to recording the remaining operating lease obligation attributable to IADT-Toronto. The results of operations for IADT – Toronto, for all periods presented are reported within discontinued operations.

Brooks College, Sunnyvale, CA

During the second quarter of 2008, we completed teach-out activities at Brooks College, Sunnyvale, CA. As a result, we have reflected all current and prior period financial results within discontinued operations.

Results of Discontinued Operations

Combined summary results of operations for IADT—Toronto and Brooks College, Sunnyvale, CA, which are reflected as discontinued operations in our unaudited consolidated statements of income for the three and six months ended June 30, 2008 and 2007, are as follows:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2008	2007	2008	2007
Revenues	$3,999	$6,748	$9,766	$14,307

Gain (loss ) before in come tax	$1,330	$(838)	$(3,576)	$(1,161)
Income tax benefit	165	57	839	142

Gain (loss ) from discontinued operations	$1,495	$(781)	$(2,737)	$(1,019)

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our unaudited consolidated balance sheets as of June 30, 2008 and December 31, 2007, include the following:

	June 30, 2008	December 31, 2007
Assets:
Cash and cash equivalents	$19	$14,371
Receivables, net	109	1,635
Prepaid expenses	489	509
Inventories	—	68
Deferred income tax assets	535	535
Other assets	3	18
Property and equipment, net	—	1,993
Goodwill	—	4,425

Assets of discontinued operations	$1,155	$23,554

Liabilities:
Accounts payable	$54	$319
Accrued payroll and related benefits	118	2,509
Accrued taxes	14	15
Accrued other	4,552	980
Deferred tuition revenue	—	2,096
Deferred rent obligations	—	2,363

Liabilities of discontinued operations	$4,738	$8,282

During the first quarter 2008, the Company recorded a $4.6 million asset impairment charge related to the goodwill attributable to IADT – Toronto. An impairment test was performed during the first quarter 2008 due to the Company’s realignment of its reportable segments. Included within accrued other liabilities as of June 30, 2008, is the pretax noncash charge of $2.9 million associated with recording the remaining operating lease obligation of IADT – Toronto.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

4. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents and Investments

Cash and cash equivalents and investments consist of the following as of June 30, 2008, and December 31, 2007:

	June 30, 2008
	Cost	Gross Unrealized		Fair Value
		Gain	(Loss)
Cash and cash equivalents:
Cash	$28,076	$—	$—	$28,076
Certificates of deposit	36,423	129	(3)	36,549
Money market funds	116,742	—	—	116,742

Total cash and cash equivalents	181,241	129	(3)	181,367

Investments (available-for-sale):
Certificates of deposit	87,427	344	(13)	87,758
Bankers acceptances	13,095	1	—	13,096
Municipal bonds	19,307	14	—	19,321
U.S. Government agencies	119,949	41	(115)	119,875

Total investments	239,778	400	(128)	240,050

Total cash and cash equivalents and investments	$421,019	$529	$(131)	$421,417

	December 31, 2007
	Cost	Gross Unrealized		Fair Value
		Gain	(Loss)
Cash and cash equivalents:
Cash	$108,775	$—	$—	$108,775
Money market funds	114,559	—	—	114,559

Total cash and cash equivalents	223,334	—	—	223,334

Investments (available-for-sale):
Municipal bonds	166,570	48	—	166,618

Total cash and cash equivalents and investments	$389,904	$48	$—	$389,952

Cash equivalents include short-term investments with a term to maturity of less than 90 days.

The postsecondary education industry includes approximately 6,500 institutions that participate in federally-sponsored financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended (“HEA”), which we refer to as “Title IV Programs.” The U.S. Department of Education (“ED”) requires that Title IV Program funds collected in advance of student billings be kept in a separate cash account until the students are billed for the portion of their program related to those Title IV Program funds collected. The ED further requires that Title IV Program funds be disbursed to students within three business days of receipt. As of June 30, 2008, and December 31, 2007, the amount of Title IV restricted cash balances held in separate cash accounts was not material.

Included in cash and cash equivalents above are amounts related to certain of our European campuses that are not-for-profit schools. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. The amount of not-for-profit cash and cash equivalents with restrictions was $37.6 million and $39.9 million at June 30, 2008 and December 31, 2007, respectively. Restrictions on cash balances have not affected our ability to fund daily operations.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Investments are classified as “available-for-sale” in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are recorded at fair value. Any unrealized gains or temporary unrealized losses are reported as a component of accumulated other comprehensive income in our unaudited consolidated balance sheets. Realized gains and losses are computed on the basis of specific identification and are included in miscellaneous income (expense) in our unaudited consolidated income statement.

Bankers acceptances: Drafts that pay a specified amount of money to the owner of the draft at a specified future date. Bankers acceptances are traded at discounts to face value in the secondary market. Bankers acceptances are backed by both the credit of the accepting bank and the originating entity.

Municipal bonds: Municipal bonds represent debt obligations issued by states, cities, counties, and other governmental entities, which earn federally tax-exempt interest. A portion of our bonds are auction rate securities (“ARS”) with maturities generally every 28 or 35 days. ARS generally have stated terms to maturity of greater than one year. However, we classify investments in ARS as current on our consolidated balance sheets due to our ability to divest our holdings at auction maturity, which is less than one year. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continue to accrue interest and are auctioned on a set interval until the auction succeeds, the issuer calls the securities, or they mature. As of June 30, 2008, we do not consider the value of our investments in ARS to be impaired. Municipal bonds in the above table that are invested in ARS were $13.3 million at June 30, 2008 and $148.0 million at December 31, 2007.

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

As of June 30, 2008, we held investments that are required to be measured at fair value on a recurring basis. Investments (available-for-sale) consist of: certificates of deposit, bankers acceptances and U.S. Government agency securities that are publicly traded and for which market prices are readily available.

We have also invested in municipal bonds which include auction rate securities, which are classified as available for sale and reflected at fair value. However, due to recent events in credit markets, the auction events for some of these investments failed during the first and second quarters of 2008. Therefore, the fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of June 30, 2008. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 30, 2008, were as follows:

	As of June 30, 2008
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$87,758	$—	$—	$87,758
Bankers acceptances	13,096	—	—	13,096
Municipal bonds	6,021	—	13,300	19,321
U.S. Government agencies	119,875	—	—	119,875

Totals	$226,750	$—	$13,300	$240,050

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at June 30, 2008:

Balance at December 31, 2007	$—
Transfers to Level 3	31,875
Purchases and settlements, net	(18,575)

Balance at June 30, 2008	$13,300

Student Receivables Valuation Allowance

Changes in our student receivables allowance during the three and six months ended June 30, 2008 and 2007 were as follows:

	Balance, Beginning of Period	Charges to Expense	Amounts Written-off	Balance, End of Period
For the three months ended June 30, 2008	$36,146	$10,084	$(10,594)	$35,636

For the three months ended June 30, 2007	$29,407	$12,451	$(9,914)	$31,944

For the six months ended June 30, 2008	$35,507	$21,572	$(21,443)	$35,636

For the six months ended June 30, 2007	$31,157	$20,732	$(19,945)	$31,944

Credit Agreements

As of June 30, 2008, we had revolving loans totaling $10.5 million and letters of credit totaling $13.6 million outstanding under our $185.0 million U.S. Credit Agreement. Credit availability under our U.S. Credit Agreement as of June 30, 2008, is $160.9 million. As a result of the sale of IADT – Toronto, we terminated our $2.5 million (USD) Canadian Credit Agreement effective June 27, 2008.

5. RECOURSE LOAN AGREEMENTS

We had recourse loan agreements with SLM Corporation or its subsidiaries, collectively known as “Sallie Mae” and Stillwater National Bank and Trust Company (“Stillwater”) which required us to repurchase loans after a certain period of time. Our recourse loan agreement with Stillwater was terminated on April 29, 2007. Our recourse loan agreement with Sallie Mae ended on March 31, 2008. Sallie Mae continues to offer their non-recourse product to our students but has made their underwriting criteria stricter than it has historically been.

Costs associated with our recourse loan agreements as of and for the three and six months ended June 30, 2008 and 2007 are set forth below. Costs incurred in connection with our Sallie Mae agreements are classified as a component of educational services and facilities expense in our unaudited consolidated statements of income, and costs incurred in connection with our Stillwater agreement are classified as a reduction of tuition and registration fees revenue in our unaudited consolidated statements of income.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Sallie Mae / Stillwater	$2,732	$2,070	$5,752	$4,318

Outstanding recourse loan receivable and related allowance balances as of June 30, 2008 and December 31, 2007, are set forth below. These receivables are reported as a component of other long-term assets within our unaudited consolidated balance sheets.

	Loan Receivable	Allowance For Uncollectible Loans	Net Book Value
Sallie Mae / Stillwater
As of June 30, 2008	$52,199	$(42,659)	$9,540

As of December 31, 2007	$52,881	$(43,200)	$9,681

6. COMMITMENTS AND CONTINGENCIES

Litigation

We are, or were, a party to the following legal proceedings that are outside the scope of ordinary routine litigation incidental to our business.

Securities Litigation

In re Career Education Corporation Securities Litigation. As previously disclosed, In re Career Education Corporation Securities Litigation represents the consolidation into one suit of six purported class action lawsuits filed between December 9, 2003, and February 5, 2004, in the United States District Court for the Northern District of Illinois by and on behalf of certain purchasers of our common stock, against us, John M. Larson, and Patrick K. Pesch, former officers of the Company. The plaintiffs appealed the District Court’s dismissal of their third amended consolidated complaint to the United States Court of Appeals for the Seventh Circuit on April 24, 2007. The parties have reached an agreement to settle the plaintiffs’ claims on appeal, and the District Court granted preliminary approval to the settlement. The settlement remains subject to final approval by the District Court after notice to potential class members. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of this matter.

Action against Former Owners of Western School of Health and Business Careers

As previously disclosed, on March 12, 2004, we filed a lawsuit in the U.S. District Court for the Western District of Pennsylvania against the former owners of Western School of Health and Business Careers (“Western”). In the lawsuit, we allege that the former owners of Western made material misrepresentations of fact and breached certain representations and warranties regarding the accreditation and approval of several programs of study offered by Western and seek full indemnification for all resulting losses, costs, and damages, including attorneys’ fees. On July 12, 2004, we filed a similar complaint in the Court of Common Pleas of Allegheny County, Pennsylvania, and then voluntarily dismissed the federal lawsuit. Subsequently, we amended our complaint to assert an additional claim for breach of contract against Western’s former accounting firm. The former owners asserted separate negligence claims against the former accounting firm. Discovery is in progress.

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

agreement, we agreed to pay $2.2 million to the U.S. Department of Education (“ED”), which represents a portion of Title IV Program funds improperly disbursed in relation to the affected programs, investigative costs incurred by the government, and interest. On February 14, 2008, we made this payment.

The lawsuit seeks to recover any such funds from the former owners of Western and its former accounting firm. On August 4, 2008, we entered into a settlement agreement with the former owners. The settlement agreement resolves our claim against the former owners, and assigns their direct negligence claims against the former accounting firm to us. Our suit against Western’s former accounting firm will continue. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of this matter, but we do not expect the outcome of this matter to have a significant impact on our consolidated financial position or results of operations.

Student Litigation

Laronda Sanders, et al. v. Ultrasound Technical Services, Inc., et al. On March 15, 2006, a complaint was filed against us and Ultrasound Technical Services, Inc. (“UTS”), one of our subsidiaries. The case was removed from the Circuit Court of Prince George’s County, Maryland to the United States District Court for the District of Maryland, Greenbelt Division. The plaintiffs are 26 current and former students of the Landover, Maryland campus of Sanford-Brown Institute, one of our schools. The plaintiffs purport to bring their claims on behalf of themselves and a putative class of similarly situated former students. The plaintiffs allege that the defendants made fraudulent misrepresentations and violated the Maryland consumer fraud act by misrepresenting or failing to disclose, among other things, details regarding instructors’ experience or preparedness, availability of clinical externship assignments, the employability and starting salaries of graduates, and estimates for the dates upon which the plaintiffs would receive their certificates and be able to enter the work force. The complaint also alleges that defendants breached plaintiffs’ enrollment contracts by failing to provide the promised instruction, training, externships, and placement services. Plaintiffs seek actual damages, punitive damages, and costs. The parties reached an agreement to settle the plaintiffs’ claims, and the District Court granted preliminary approval to the settlement. The settlement remains subject to final approval by the District Court after notice to potential class members.

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

Amador, et al. v. California Culinary Academy and Career Education Corporation; Adams, et al. v. California Culinary Academy and Career Education Corporation . On September 27, 2007, a complaint was filed in the California Superior Court in San Francisco by Allison Amador and 36 other current and former students of the California Culinary Academy (“CCA”). Plaintiffs plead their complaint as a putative class action and allege four causes of action: fraud; constructive fraud; violation of the California Unfair Competition Law; and violation of the California Consumer Legal Remedies Act. Plaintiffs contend that CCA made a variety of misrepresentations to them, primarily oral, during the admissions process. The alleged misrepresentations relate generally to the school’s reputation, the value of the education, the competitiveness of the admissions process, the students’ employment prospects upon graduation from CCA and CCA’s ability to arrange beneficial student loans. Plaintiffs filed a First Amended Complaint on or about May 5, 2008 that alleges the same claims. Defendants filed demurrers to and a motion to strike the claims and various allegations but no hearing date has been set.

On April 3, 2008, the same counsel representing plaintiffs in the Amador action filed the Adams action on behalf of Jennifer Adams and several other unnamed members of the Amador putative class. The Adams action also is styled as a class action, is based

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

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

Lilley, et al. v. Career Education Corporation, et al. On February 11, 2008, a class action complaint was filed in the Circuit Court of Madison County, Illinois, naming as defendants Career Education Corporation and Sanford Brown College, Inc. The four plaintiffs named in the complaint are current or former students who allegedly attended a medical assistant program at a Sanford Brown College located in Collinsville, Illinois, and the class is alleged to be all persons who enrolled in that program. The class action complaint alleges that defendants violated the Illinois Consumer Fraud and Deceptive Business Practices Act, engaged in fraud, committed negligence and breached their respective contracts with plaintiffs by misrepresenting and failing to deliver on promises relating to the quality of education, quantity of financial aid, graduate employability and salaries and clinical externships, and breached the implied covenant of good faith and fair dealing by failing to perform their contractual obligations, intentionally and in bad faith. Plaintiffs seek unspecified compensatory and punitive damages. Defendant filed a motion to dismiss that is currently pending.

Gozzi, et al. v. Western Culinary Institute, Ltd. and Career Education Corporation. On March 5, 2008, Plaintiffs Shannon Gozzi and Megan Koehnen filed a complaint in Portland, Oregon in the Circuit Court of the State of Oregon in and for Multnomah County. Plaintiffs filed the complaint individually and as a putative class action and alleged two claims for equitable relief: violation of Oregon’s Unlawful Trade Practices Act and unjust enrichment. Plaintiffs filed an amended complaint on April 10, 2008, which added two claims for money damages: fraud and breach of contract. Plaintiffs allege that Western Culinary Institute (“WCI”) made a variety of misrepresentations to them, relating generally to WCI’s placement statistics, students’ employment prospects upon graduation from WCI, the value and quality of an education at WCI, and the amount of tuition students could expect to pay as compared to salaries they may earn after graduation. Defendants intend to file a motion to dismiss the lawsuit at the appropriate time. On May 21, 2008, plaintiffs filed a second amended complaint in which they simply changed the statement “Claims Subject to Mandatory Arbitration” on the caption to “Claims Not Subject to Mandatory Arbitration” (emphasis added). WCI and CEC filed an answer to plaintiff’s Second Amended Complaint on June 13, 2008.

Diallo v. American Intercontinental University, Inc. and Career Education Corporation. On March 19, 2008, the same counsel in the Amador and Adams actions filed a complaint in Atlanta, Georgia in the Superior Court of the State of Georgia of Fulton County on behalf of Tajuansar Diallo. Plaintiff filed the complaint individually and as a putative class action and purports to allege causes of action for fraud; constructive fraud; negligent misrepresentation; and violations of the Georgia Deceptive and Unfair Trade Practices Act. Plaintiff contends that American Intercontinental University, Inc., (“AIU”) made a variety of oral and written misrepresentations to her during the admissions process. The alleged misrepresentations relate generally to the school’s reputation, the value of the education, the competitiveness of the admissions process, the students’ employment prospects upon graduation from AIU and AIU’s ability to arrange beneficial student loans. On May 16, 2008, Plaintiffs filed a First Amended complaint in which they added several named Plaintiffs and expanded some of the factual allegations underlying their claims. On May 31, 2008, AIU and CEC filed an answer to the First Amended Complaint.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Blake v. Career Education Corporation. On May 8, 2008, we were served with this lawsuit, which was filed in the Circuit Court of St. Louis County, Missouri by six former students of the Criminal Justice programs at Sanford –Brown college campuses in Fenton and St. Peters. Defendants subsequently removed the case to the United States District Court for the Eastern District of Missouri. Plaintiffs have moved to remand the case back to state court. That motion is currently pending. The action is filed as a class action on behalf of all Missouri citizens who were students in Criminal Justice programs offered by Sanford-Brown College between January 1, 2003 and January 1, 2008. The complaint alleges violations of the Missouri Merchandising Practices Act based on allegations that admissions representatives made material misrepresentations to prospective students. The complaint seeks injunctive relief and actual and punitive damages. Defendants have filed a motion to dismiss that is currently pending.

Vasquez, et al. v. California School of Culinary Arts, Inc. and Career Education Corporation. On June 23, 2008, a putative class action lawsuit was filed in the Los Angeles County Superior Court entitled Daniel Vasquez and Cherish Herndon v. California School of Culinary Arts, Inc. and Career Education Corporation. The plaintiffs allege causes of action for fraud, constructive fraud, violation of the California Unfair Competition Law and violation of the California Consumer Legal Remedies Act. The plaintiffs allege improper conduct in connection with the admissions process during the alleged class period. The alleged class is defined as including “all persons who purchased educational services from CSCA, or graduated from CSCA, within the limitations periods applicable to the herein alleged causes of action (including, without limitation, the period following the filing of the action).” Defendants’ response to the complaint is due on or before August 19, 2008.

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

Tino Anglade, et al. v. Career Education Corporation, et al. On October 31, 2007, Tino Anglade, a former Admissions Representative at the California School of Culinary Arts, filed a lawsuit in Los Angeles County, California Superior Court on behalf of himself and a putative class consisting of all admissions representatives employed by most of CEC’s California schools, alleging violations of the California Labor Code for failure to authorize and permit rest and meal periods and failure to pay compensation for work performed during rest and meal periods. Plaintiff also alleges a violation of California’s unfair competition law asserting that the alleged rest and meal period violations constitute an act of unfair competition. Plaintiff seeks unspecified lost wages, attorneys’ fees, civil and statutory penalties, and injunctive relief. Plaintiff seeks class certification under California law. Each named California school (California School of Culinary Arts, California Culinary Academy, American InterContinental University—Los Angeles, Brooks College, Brooks Institute, and Kitchen Academy) has been served. Defendants deny all of the material allegations in the complaint, are vigorously defending the claims and will oppose class certification.

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

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

Federal Regulatory Matters

As part of Title IV administration, the ED periodically conducts program reviews at selected schools that receive Title IV funds. ED program review reports and/or final determination letters, which generally cover a school’s main campus and any branch campuses, are currently pending for Briarcliffe College; Gibbs College—Livingston, New Jersey; Katharine Gibbs School—New York; The Cooking and Hospitality Institute of Chicago; and Western School of Health and Business Careers. During the second quarter 2008, the ED issued final determination letters for Brooks Institute and California Culinary Academy. Brooks Institute and California Culinary Academy addressed the findings of the program reviews and provided the ED with assurances that the appropriate corrective actions were taken to resolve the findings and prevent future occurrences. There was no liability identified in the Brooks Institute final determination letter and an insignificant liability due from California Culinary Academy in their final determination letter. The total liability has been paid. We are committed to resolving all issues identified in connection with these program reviews to the ED’s satisfaction and ensuring that our schools operate in compliance with all ED regulations.

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

The NYSED conducted a follow-up visit in July 2007. On December 19, 2007, the NYSED sent a draft report with recommendations from the July follow-up visit with a school response due February 2, 2008. The NYSED indicated that, upon receiving the school’s response, it would issue a final report and make a determination on whether the enrollment cap described above would continue. Gibbs-NY submitted its response on January 18, 2008. On February 5, 2008, the NYSED issued a final report stating that it finds Gibbs-NY to be in substantial compliance with the applicable laws, rules, and regulations, noted the significant improvements Gibbs-NY has made, and raised the enrollment cap from 50% to 75% commencing with the April 2008 academic quarter. The NYSED also requested a Progress Report by July 1, 2008 to update the status of changes that were in the process of being implemented. On February 15, 2008, CEC publicly announced the teach-out of several of its campuses, including Gibbs-NY. Gibbs-NY remains committed to fulfilling its obligations to its students and to the NYSED throughout the duration of the teach-out. As such, Gibbs-NY submitted the requested Progress Report on June 30, 2008.

Western Culinary Institute (“WCI”). On May 13, 2008, we were notified by the Oregon Department of Justice that it is investigating allegations that WCI made false representations about the quality of education provided and job placement rates. The Investigative Demand reaches back to January 1, 2004, and generally asks for advertisements and presentations to prospective

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

students; telemarketing materials; training materials for Admissions Representatives and Financial Aid Representatives; materials given to students reflecting job placement; Admissions Representatives performance standards; lists of telemarketers and contracts with telemarketers. We have produced responsive documents.

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

There were no shares repurchased during the three months ended June 30, 2008. During the three months ended March 31, 2008, we repurchased 1.0 million shares of our common stock for approximately $13.8 million at an average price of $13.84 per share. Since the inception of the program, we have repurchased 19.2 million shares of our common stock for approximately $604.4 million at an average price of $31.51 per share. As of June 30, 2008, approximately $195.8 million is available under the program to repurchase outstanding shares of our common stock.

8. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

On May 13, 2008, the stockholders of Career Education Corporation (“CEC”) approved the Career Education Corporation 2008 Incentive Compensation Plan (the “2008 Plan”). The 2008 Plan authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards. Any shares of CEC Common Stock that are subject to awards of stock options or stock appreciation rights will be counted as one share for each share granted for purposes of the aggregate share limit and any shares of CEC Common Stock that are subject to any other awards will be counted as 1.67 shares for each share granted for purposes of the aggregate share limit. The 2008 Plan replaces our 1998 Employee Incentive Compensation Plan, as amended (the “Employee Plan”) and our 1998 Non-Employee Directors’ Stock Option Plan (the “Directors Plan”). As of June 30, 2008, we have reserved 4.2 million shares of common stock for the exercise of stock options outstanding and 1.6 million shares for awards of restricted stock. The shares reserved for the exercise of stock options and restricted shares pertain primarily to grants made pursuant to the Directors Plan and the Employee Plan. Under the 2008 Plan we are authorized to grant up to 8.0 million shares of common stock. As of June 30, 2008 there were 7.8 million additional shares of common stock available for future share-based awards under the 2008 Plan.

As of June 30, 2008, we estimate that pre-tax compensation expense of $24.3 million will be recognized over the next five years for all unvested share-based awards, including both stock options and shares of restricted stock. We expect to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

Stock Options. Stock option activity during the six months ended June 30, 2008, under all of our stock option plans was as follows:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2007	4,215	$34.74
Granted	901	14.36
Exercised	(49)	17.51
Forfeited	(429)	33.91
Cancelled	(420)	35.47

Outstanding as of June 30, 2008	4,218	$30.58

Exercisable as of June 30, 2008	2,741	$35.07

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Restricted Stock. Restricted stock activity during the six months ended June 30, 2008, under share-based plans was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2007	765	$29.30
Granted	1,064	13.39
Vested	(41)	16.61
Forfeited	(152)	25.21

Outstanding as of June 30, 2008	1,636	$20.32

Change in Control Provision

Each of the share-based awards granted under the 2008 Plan, the Employee Plan and the Directors Plan, including stock options and shares of restricted stock, are subject to a “change in control” provision.

Under the 2008 Plan, if any person or entity, including a group, beneficially owned 35% or more of the combined voting power of our then outstanding common stock as of June 30, 2008, triggering the change of control provisions, and under our Employee Plan and Directors Plan, if any person or entity, including a group, beneficially owned 20% or more of the combined voting power of our then outstanding common stock as of June 30, 2008, triggering the change in control provisions, we would have recognized additional share-based compensation expense of approximately $39.5 million during the second quarter of 2008. The estimated additional share-based compensation expense represents, for each outstanding stock option and restricted stock-based award, the greater of (a) the unrecognized grant date compensation expense for the share-based award as of June 30, 2008, or (b) for those stock option awards that include the provision allowing the holder to surrender all or part of the stock option award to us in exchange for cash, the fair value of the cash redemption value of the share-based award as of June 30, 2008, less share-based compensation expense previously recorded under SFAS 123R or disclosed as pro forma compensation expense under SFAS 123, based on a change in control price of $20.26 per share, the highest reported share price of a share of our common stock in a transaction reported on NASDAQ during the 60-day period prior to and including June 30, 2008.

As of June 30, 2008, one stockholder owned 19.0% of the combined voting power of our outstanding common stock however; we do not believe it is probable that the change in control provisions will be triggered.

Additionally, if the change in control provisions had been triggered as of June 30, 2008, or if we determined that the occurrence of a change in control event was probable, we would have recognized a liability of $1.9 million as of June 30, 2008, representing the estimated fair value of the obligation that would be due to participants who are eligible to surrender all or part of a stock option award to us in exchange for cash. Our estimation of this cash liability assumes that participants would elect to redeem for cash all stock options outstanding as of June 30, 2008, with an exercise price less than the change in control price.

We reported that the additional share-based compensation expense to be recorded if a change in control were to occur on December 31, 2007 was $22.5 million in our Form 10-K for the calendar year ended December 31, 2007. This amount was understated by approximately $14.6 million as it did not include the additional compensation expense that would need to be recorded related to our restricted stock awards. The $39.5 million reported above includes the expense required to be recorded upon a change of control for all share-based awards that include the change of control provision.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

9. WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted income per share during the three and six months ended June 30, 2008 and 2007 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Basic common shares outstanding	89,594	93,924	89,913	95,103
Common stock equivalents	311	735	236	612

Diluted common shares outstanding	89,905	94,659	90,149	95,715

During the three and six months ended June 30, 2008 and 2007, we issued 44 and 147 shares, and 170 and 638 shares, respectively, of our common stock upon the exercise of employee stock options and the purchase of common stock pursuant to our employee stock purchase plan.

Included in stock options outstanding as of June 30, 2008 and 2007, are options to purchase 3.6 million and 2.5 million shares, respectively, of our common stock that were not included in the computation of diluted net income per share during the three months ended June 30, 2008 and 2007. Included in stock options outstanding as of June 30, 2008 and 2007, are options to purchase 3.8 million and 3.0 million shares, respectively, of our common stock that were not included in the computation of diluted net income per share during the six months ended June 30, 2008 and 2007. These shares were excluded because the options’ exercise prices were greater than the average market price of our common stock during the periods, and, therefore, the effect would have been anti-dilutive.

10. SEGMENT REPORTING

Prior period financial results have been reclassified to account for the teach-out of our schools previously reported as held for sale, the change in our reportable business segments during the first quarter of 2008, and to present Brooks College – Sunnyvale, CA and IADT – Toronto as discontinued operations.

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

In February 2008, we announced plans to teach-out all programs at McIntosh College, Lehigh Valley College and seven of the campuses that were part of the Gibbs Division. Each campus will employ a gradual teach-out process, enabling it to continue to operate while current students complete their programs. The campuses no longer enroll new students. The results of operations for these nine campuses are reported within the Transitional Schools Division. The other two schools held for sale at December 31, 2007, Gibbs College, Vienna, VA and Katharine Gibbs School, Melville, NY are expected to be converted to Sanford-Brown schools, focusing on allied health programs. The results of operations for these two schools are reported within the Health Education SBU. The results of operations for these eleven schools were previously reported as discontinued operations. As a result of the announcement, these campuses’ results of operations for all periods presented will be reported within continuing operations. The results of operations for the three and six months ended June 30, 2007 have been adjusted to reflect this change.

As a result of the company-wide restructuring, we now have six reportable segments, University, Culinary Arts, Health Education, Art & Design, International and Transitional Schools.

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

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

Transitional Schools includes our campuses that are currently being taught out. As of June 30, 2008, the following campuses were included within Transitional Schools: McIntosh College; Lehigh Valley College; seven of the campuses that were part of the Gibbs Division, including Gibbs Colleges in Cranston, RI; Boston, MA; Livingston and Piscataway, NJ; and Norwalk, CT; and Katharine Gibbs Schools in New York, NY and Norristown, PA; AIU—Los Angeles, CA; IADT—Pittsburgh, PA and Brooks College, Long Beach, CA.

Operating Results for the Three and Six Months Ended June 30, 2008 and 2007:

	Revenue		Operating Income (Loss)
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2008	2007	2008	2007
University	$175,358	$178,579	$27,475	$24,915
Culinary Arts	77,876	84,574	(273)	7,131
Health Education	56,808	51,088	3,776	2,856
Art & Design	63,519	64,245	4,485	565
International	24,810	16,531	3,205	424
Transitional Schools	20,464	33,143	(8,225)	(21,399)
Corporate and other	9	11	(15,494)	(10,744)

	$418,844	$428,171	$14,949	$3,748

	Revenue		Operating Income (Loss)
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
University	$352,509	$364,424	$52,466	$59,004
Culinary Arts	165,065	173,271	5,106	18,555
Health Education	113,049	100,453	8,902	6,484
Art & Design	134,448	133,878	15,170	10,276
International	59,277	38,431	15,994	6,631
Transitional Schools	48,962	70,436	(26,281)	(28,740)
Corporate and other	9	136	(33,976)	(26,934)

	$873,319	$881,029	$37,381	$45,276

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Total Assets as of
	June 30, 2008	December 31, 2007
University	$921,415	$868,869
Culinary Arts	520,690	516,847
Health Education	432,680	419,542
Art & Design	307,960	277,908
International	285,018	274,652
Transitional Schools	368,656	369,040
Corporate and other	(1,489,557)	(1,360,392)

	$1,346,862	$1,366,466

The negative Corporate and other asset balance as of June 30, 2008 and December 31, 2007, is primarily attributable to the elimination of intercompany receivable activity between corporate and our schools and campuses, which is reflected within Corporate and other.

11. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption of the standard is prohibited. FAS 142-3 is effective for us on January 1, 2009. We are currently evaluating the impact of FAS 142-3, but do not believe that our adoption of the standard will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 is effective for us on January 1, 2009. We are currently evaluating the impact of SFAS 160, but do not believe that our adoption of the standard will have a material impact on our consolidated financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of this Statement shall be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” We are currently evaluating the impact of SFAS 162, but do not believe that our adoption of the standard will have a material impact on our consolidated financial statements.

12. INCOME TAX

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following is a summary of our tax provision and effective tax rate for continuing operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Pretax income	$17,618	$9,023	$47,730	$56,756
Provision for income taxes	6,422	3,117	15,918	20,574
Effective tax rate	36.5%	34.5%	33.4%	36.2%

The increase in the effective tax rate for the three months ended June 30, 2008 as compared to the prior year was driven by a decrease in the estimated tax-exempt interest expected to be earned for the calendar year ending December 31, 2008 as compared to the prior year. The decrease in the effective tax rate for the six months ended June 30, 2008 as compared to the prior year was driven by the Company’s European not-for-profit campuses contributing a higher level of the Company’s total pretax income.

We estimate that it is reasonably possible that the liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $13.2 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. In addition, we recognize interest and penalties related to unrecognized tax benefits in tax expense. As of June 30, 2008 and December 31, 2007, we had accrued interest and accrued penalties of $5.6 million and $5.4 million, respectively.

Our tax returns are routinely audited by federal, state and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service completed an examination of our U.S. income tax returns through our tax year ending December 31, 2004.

13. OTHER COMPREHENSIVE INCOME

The following table presents the components of other comprehensive income for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$12,691	$5,125	$29,075	$35,163
Other comprehensive income:
Foreign currency translation adjustments	(3,324)	2,642	3,959	3,727
Unrealized gains on investments	749	15	1,205	21

Total comprehensive income	$10,116	$7,782	$34,239	$38,911

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

Results of Operations—an analysis and comparison of our consolidated results of operations for the three and six months ended June 30, 2008 and 2007, as reflected in our unaudited consolidated statements of income.

•

Liquidity, Financial Position, and Capital Resources—a discussion of our primary sources and uses of cash for the six months ended June 30, 2008 and 2007 and a discussion of selected changes in our financial position and any changes to our future contractual obligations.

OUR BUSINESS

Overview

We are a global educational company committed to quality outcomes and career opportunities for a diverse student population. We are one of the world’s leading on-ground providers of private, for-profit, postsecondary education and have a substantial presence in online education. Our schools and universities prepare students for professionally and personally rewarding careers through the operation of over 75 on-ground campuses located throughout the United States and in France, Italy, and the United Kingdom and three fully-online academic platforms. Our six reportable segments are:

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

Transitional Schools includes those schools which are currently being taught out. As of June 30, 2008, the following campuses were included within Transitional Schools: McIntosh College; Lehigh Valley College; seven of the campuses that were part of the Gibbs Division, including Gibbs Colleges in Cranston, RI; Boston, MA; Livingston and Piscataway, NJ; and Norwalk, CT; and Katharine Gibbs Schools in New York, NY and Norristown, PA; AIU—Los Angeles, CA; IADT—Pittsburgh, PA and Brooks College, Long Beach, CA.

Second Quarter 2008 Overview. During the second quarter of 2008 we continued to make progress along each of our three elements: Recognize, Redefine and Reach. During the first quarter 2008, we announced plans to teach-out nine campuses previously held for sale. During the second quarter, we completed the teach-out of Brooks College in Sunnyvale, CA (“Brooks College – Sunnyvale, CA”). All students who began at the campus prior to its announced teach-out, who desired to complete their studies with Brooks College – Sunnyvale, CA, successfully completed their programs. In addition, during the second quarter we completed the sale of our International Academy of Design and Technology campus in Toronto, Canada (“IADT – Toronto”) to RCC Institute of Technology, a division of Yorkville University. We had announced our intention to teach-out IADT – Toronto in the fourth quarter of 2007. Although we embarked on the teach-out process, we were willing to entertain offers for sale. We believe that the sale of IADT – Toronto will benefit students, faculty and staff by allowing the campus to remain open. The Company recorded a $1.5 million gain on sale, which is reflected within discontinued operations for the three and six months ended June 30, 2008. The sale of IADT – Toronto was effective June 30, 2008. The results of operations for Brooks College – Sunnyvale, CA and IADT – Toronto are reported within discontinued operations for all periods presented within this report. As campuses complete their teach-out process, the results of operations for all periods will be reported as discontinued operations.

During the second quarter 2008, we also extended our licensing arrangement with Le Cordon Bleu International for an additional five year period beginning January 1, 2009. The royalty rate under the licensing arrangement for eligible Culinary Arts campuses will be six percent beginning on January 1, 2009. No additional consideration was exchanged in connection with the extension.

Also during the second quarter, we began to offer funding for eligible students in place of the recourse program that had previously been provided by Sallie Mae. Our recourse loan program offered by Sallie Mae terminated on March 31, 2008. We decided to provide payment plans directly to certain students to ensure that they can finish their existing educational programs with us and to allow new students the opportunity to attend our schools. Through June 30, 2008, we had committed approximately $8 million of funding through these payment plans. As of June 30, 2008, $0.7 million is reflected within accounts receivable, net on our unaudited consolidated balance sheets.

Finally, on May 13, 2008, our stockholders approved the Career Education Corporation 2008 Incentive Compensation Plan (the “2008 Plan”). The 2008 Plan along with the newly designed management incentive bonus program will reward those participants for successfully executing against our high performance principles and in turn delivering strong financial results.

Full Year 2008 Outlook. We expect the remainder of 2008 to be dedicated to foundation setting. We have a number of priorities that we are focused on, including:

•

The renewal of our AIU brand. The Commission on Colleges of the Southern Association of Colleges and Schools (“SACS”) placed AIU on probation in December 2005 and removed it from probation in December 2007. We will continue to use new enhanced advertising to create greater awareness of AIU. We are also working to launch new programs, something we were unable to do while AIU was on probation.

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

•

Proactively identifying sources of student financing during this time of uncertainty within the student lending marketplace. We will continue to lend to students already in school as well as to new students on a selective basis, focusing on the most creditworthy students. We will also continue to identify other financing alternatives for our students.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008, Compared to Three Months Ended June 30, 2007

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended June 30, 2008, compared to the three months ended June 30, 2007.

	For the Three Months Ended June 30,				% Change
	2008	% of Total Revenue	2007	% of Total Revenue	2008 vs. 2007
	(Dollars in thousands )
TOTAL REVENUE	$418,844		$428,171		-2.2%

OPERATING EXPENSES
Educational services and facilities expense	162,739	38.9%	158,268	37.0%	2.8%
General and administrative:
Advertising	63,086	15.1%	67,967	15.9%	-7.2%
Admissions	50,312	12.0%	59,159	13.8%	-15.0%
Administrative expense	98,511	23.5%	107,434	25.1%	-8.3%
Bad debt expense	10,084	2.4%	12,451	2.9%	-19.0%

Total general and administrative expense	221,993	53.0%	247,011	57.7%	-10.1%
Depreciation and amortization	19,163	4.6%	19,144	4.5%	0.1%

OPERATING INCOME	14,949	3.6%	3,748	0.9%	298.9%

PRETAX INCOME	17,618	4.2%	9,023	2.1%	95.3%
PROVISION FOR INCOME TAXES	6,422	1.5%	3,117	0.7%	106.0%

Effective tax rate	36 .5%		34 .5%

INCOME FROM CONTINUING OPERATIONS	$11,196	2.7%	$5,906	1.4%	89.6%

GAIN (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	1,495	0.4%	(781)	-0.2%	-291.4%

NET INCOME	$12,691	3.0%	$5,125	1.2%	147.6%

Educational services and facilities expense includes costs directly attributable to the educational activity of our schools, including, (1) salaries and benefits of faculty, academic administrators, and student support personnel, (2) costs of educational supplies and facilities, including rents obligated by school leases, certain costs of establishing and maintaining computer laboratories, costs of student housing, and owned and leased facility costs, (3) royalty fees paid to Le Cordon Bleu, and (4) certain student financing costs. Also included in educational services and facilities expense are costs of other goods and services provided by our schools, including, textbooks, laptop computers, dormitory services, restaurant services, contract training, and cafeteria services.

General and administrative expense includes salaries and benefits of personnel in corporate and school administration, marketing, admissions, accounting, human resources, legal, and compliance. Costs of promotion and development, advertising and production of marketing materials, occupancy of the corporate offices, and bad debt expense are also included in this expense category.

Revenue

Revenue and student starts for the three months ended June 30, 2008 and 2007, and student population as of July 31, 2008 and 2007 are as follows. We believe student population totals as of July 31, 2008 and 2007 serve as the most reasonable approximations of the revenue-generating population during the three months ended June 30, 2008 and 2007.

	For the Three Months Ended June 30,				% Change
	2008	% of Total CEC	2007	% of Total CEC	2008 vs. 2007
	(Dollars in thousands)
REVENUE:
University	$175,358	42%	$178,579	42%	-2%
Culinary Arts	77,876	19%	84,574	20%	-8%
Health Education	56,808	14%	51,088	12%	11%
Art & Design	63,519	15%	64,245	15%	-1%
International	24,810	6%	16,531	3%	50%
Transitional Schools	20,464	4%	33,143	8%	-38%
Corporate and other	9	—	11	—	-18%

Total revenue	$418,844		$428,171		-2%

STUDENT STARTS
University	11,590	60%	12,090	57%	-4%
Culinary Arts	1,670	9%	2,070	10%	-19%
Health Education	4,320	22%	3,820	18%	13%
Art & Design	1,450	7%	1,530	7%	-5%
International	300	2%	330	2%	-9%

Subtotal	19,330		19,840		-3%
Transitional Schools	30	—	1,340	6%	-98%

Total student starts	19,360		21,180		-9%

	As of July 31,				% Change
	2008	% of Total CEC	2007	% of Total CEC	2008 vs. 2007
STUDENT POPULATION:
University	41,100	49%	39,200	46%	5%
Culinary Arts	10,000	12%	11,000	13%	-9%
Health Education	15,100	18%	12,900	15%	17%
Art & Design	12,600	15%	13,300	16%	-5%
International	900	1%	700	1%	29%

Subtotal	79,700		77,100		3%
Transitional Schools	3,800	5%	7,900	9%	-52%

Total student population	83,500		85,000		-2%

University’s revenue decrease is primarily due to a decline in AIU revenue per student, impacted by the growth of student population in the University’s fully-online associate degree programs, which offer lower tuition rates than bachelor’s and master’s degree programs. In addition, the alignment of on-ground and online campus calendars shifted eight on-ground campus revenue earnings days from the second quarter to the first quarter 2008. AIU’s revenue also continues to be negatively impacted by a decrease in AIU on-ground campus average student population primarily driven by lower starts as compared to the prior year. The AIU revenue decrease was partially offset by increases in student population and revenue in CTU’s fully-online and on-ground programs.

Culinary Arts’ revenue decrease is primarily attributable to a decrease in student starts during the second quarter 2008, relative to student starts during the second quarter of 2007, as well as a reduction in overall student population. As populations continue to decline resulting from the loss of third party financing impacting certain candidates, the segment’s revenue will continue to be negatively impacted as compared to the prior year.

Health Education’s revenue increase is primarily attributable to strong growth in student populations and increased student starts as compared to the prior year. Health Education has refined its admissions and financial assistance processes over the past year. Coupled with lower turnover in personnel within these groups, this has contributed to improved conversion and show rates driving revenue increases within the segment.

Art & Design’s decrease in revenue as compared to the prior year was driven by lower starts and increased attrition negatively impacting populations across most of the campuses. Art & Design, similar to Culinary Arts, was adversely impacted by the loss of third party financing previously provided to certain students. The decline in revenue was somewhat offset by the growth of the newer campuses, IADT-Sacramento, CA, IADT-San Antonio, TX and the fully-online campus of IADT Tampa, FL, which began starting students in the second and third quarters of 2007. Excluding the impact of these three campuses, revenue would have been down by approximately 9% as compared to the prior year.

International’s revenue increase includes approximately $3.4 million due to favorable foreign currency exchange rates. International continued to benefit in the quarter from strong growth in student population.

Transitional Schools’ revenue declined as the schools no longer are enrolling students. We expect revenue to continue to decline as compared to the prior year as the schools continue to wind down their operations. During the second quarter 2008, Brooks College—Sunnyvale, CA completed its teach-out and we completed the sale of IADT—Toronto. The results of operations for these two campuses for all periods presented are reported within discontinued operations.

Educational Services and Facilities Expense

Educational services and facilities expense increased $4.5 million as compared to the prior year period primarily due to increased academic costs to support the revenue growth within Health Education and International. International expenses were also negatively impacted by the effects of foreign current exchange rates.

General and Administrative Expense

General and administrative expense decreased $25.0 million as compared to the prior year. The lower administration expenses as compared to the prior year is primarily due to the second quarter of 2007 results including expenses of approximately $13.1 million related to the probable settlement of certain legal matters. The decrease is also attributable to a number of other factors, including lower admissions expense resulting from the reduced number of employees serving our campuses. As we continued to focus on areas for improved productivity, the number of admissions representatives has declined. In addition, we continue to spend less in advertising, again focused on more targeted advertising that yields better outcomes.

Bad debt expense incurred by each of our reportable segments during the three months ended June 30, 2008 and 2007 was as follows:

	For the Three Months Ended June 30,
	2008		2007
Segment:	Expense	As a % of Segment Revenue	Expense	As a % of Segment Revenue
University	$1,792	1.0%	$5,208	2.9%
Culinary Arts	3,683	4.7%	2,462	2.9%
Health Education	2,426	4.3%	2,469	4.8%
Art & Design	1,667	2.6%	766	1.2%
International	179	0.7%	296	1.8%
Transitional Schools	584	2.9%	1,370	4.1%
Corporate and other	(247)	N/A	(120)	N/A

Total bad debt expense	$10,084	2.4%	$12,451	2.9%

The decline in University’s bad debt expense was due to improved collection efforts coupled with a higher percentage of students seeking their associate’s degree. Students seeking associate’s degrees have historically had higher collectability.

Operating Income

Operating income (loss) and operating margin percentage for the three months ended June 30, 2008 and 2007, by segment, were as follows:

	For the Three Months Ended June 30,
	2008	Operating Margin %	2007	Operating Margin %
	(Dollars in thousands)
OPERATING INCOME (LOSS):
University	$27,475	15.7%	$24,915	14.0%
Culinary Arts	(273)	-0.4%	7,131	8.4%
Health Education	3,776	6.6%	2,856	5.6%
Art & Design	4,485	7.1%	565	0.9%
International	3,205	12.9%	424	2.6%
Transitional Schools	(8,225)	-40.2%	(21,399)	-64.6%
Corporate and other	(15,494)	—	(10,744)	—

Total operating income	$14,949	3.6%	$3,748	0.9%

The prior year operating income includes expenses of $13.1 million in connection with the probable settlement of certain legal matters with $9.0 million reported within Transitional Schools and $4.1 million reported within Art & Design. Excluding these expenses, operating income declined $1.9 million primarily due to the $9.3 million decline in revenue more than offsetting the decline in operating expenses.

The increase in University’s operating income is primarily attributable to the reduction in admissions, administrative and bad debt expenses more than offsetting the decline in revenue. The reduction in administrative and admissions personnel within University is driving the lower expense in 2008.

Operating income generated in Culinary Arts decreased primarily due to the shortfall in revenue coupled with increased academics costs and bad debt expense driven by higher out-of-school student account balances. The current quarter also included approximately $0.7 million of severance expense.

The increase in operating income in Health Education is primarily due to an increase in student starts and a larger student population during the second quarter of 2008, relative to student starts and student population during the second quarter of 2007.

The increase in operating income in Art & Design is primarily due to the prior year results including approximately $4.1 million of expenses associated with the potential settlement of certain legal matters.

The significant increase in operating income in International is primarily due to strong revenues in the quarter and the favorable effects of foreign currency exchange rates.

Transitional Schools operating loss in the current year was impacted by $0.9 million of stay bonus expense associated with the announced teach-out of the campuses. The prior year operating loss included $9.0 million of expenses associated with the potential settlement of certain legal matters. In addition, as no new students were enrolled in the schools following the announced teach-out, we expect to continue experiencing operating losses as the existing students complete their respective programs.

Provision for Income Taxes

Our consolidated effective income tax rate for continuing operations was 36.5% for the three months ended June 30, 2008, as compared to 34.5% for the comparable prior-year period. The increase in our effective income tax rate was primarily due to lower levels of interest on tax-free investments being partially offset by the reduction of tax reserves due to the expiration of the statute of limitations on international tax matters and the closing of a state income tax audit.

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

Gain/(loss) from Discontinued Operations

The results of operations for Brooks College – Sunnyvale, CA and IADT – Toronto for all periods presented comprise the gain/(loss) from discontinued operations. During the second quarter, we recorded a $1.5 million gain on the sale of IADT – Toronto. The gain includes the $3.9 million recognition of the cumulative translation adjustment related to the operations being partially offset by a $2.9 million charge related to the recording of the remaining operating lease obligation. Brooks College – Sunnyvale, CA ceased operations in June 2008. We do not anticipate any further significant costs from either campus. As future campuses within the Transitional Schools Division cease operations, we will reclassify their results of operations for all periods presented to discontinued operations. We are expecting three additional schools within the Transitional Schools Division to cease operations by the end of fiscal 2008.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2008, Compared to Six Months Ended June 30, 2007

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the six months ended June 30, 2008, compared to the six months ended June 30, 2007.

	For the Six Months Ended June 30,				% Change
	2008	% of Total Revenue	2007	% of Total Revenue	2008 vs. 2007
	(Dollars in thousands)
TOTAL REVENUE	$873,319		$881,029		-0.9%

OPERATING EXPENSES
Educational services and facilities expense	332,562	38.1%	317,249	36.0%	4.8%
General and administrative:
Advertising	130,961	15.0%	134,570	15.3%	-2.7%
Admissions	108,672	12.4%	122,036	13.9%	-11.0%
Administrative expense	200,348	22.9%	203,623	23.1%	-1.6%
Bad debt expense	21,572	2.5%	20,732	2.4%	4.1%

Total general and administrative expense	461,553	52.8%	480,961	54.6%	-4.0%
Depreciation and amortization	39,596	4.5%	37,543	4.3%	5.5%
Goodwill and asset impairment	2,227	0.3%	—	0.0%	N/A

OPERATING INCOME	37,381	4.3%	45,276	5.1%	-17.4%

PRETAX INCOME	47,730	5.5%	56,756	6.4%	-15.9%
PROVISION FOR INCOME TAXES	15,918	1.8%	20,574	2.3%	-22.6%
Effective tax rate	33.4%		36.2%
INCOME FROM CONTINUING OPERATIONS	$31,812	3.6%	$36,182	4.1%	-12.1%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(2,737)	-0.3%	(1,019)	-0.1%	168.6%

NET INCOME	$29,075	3.3%	$35,163	4.0%	-17.3%

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

Revenue

Revenue and student starts for the six months ended June 30, 2008 and 2007 are as follows:

	For the Six Months Ended June 30,				% Change
	2008	% of Total CEC	2007	% of Total CEC	2008 vs. 2007
	(Dollars in thousands)
REVENUE:
University	$352,509	40%	$364,424	42%	-3%
Culinary Arts	165,065	19%	173,271	20%	-5%
Health Education	113,049	13%	100,453	11%	13%
Art & Design	134,448	15%	133,878	15%	0%
International	59,277	7%	38,431	4%	54%
Transitional Schools	48,962	6%	70,436	8%	-30%
Corporate and other	9	—	136	—	-93%

Total revenue	$873,319		$881,029		-1%

STUDENT STARTS:
University	27,420	59%	26,700	58%	3%
Culinary Arts	4,200	9%	4,800	10%	-13%
Health Education	9,320	20%	8,100	17%	15%
Art & Design	3,520	7%	3,160	7%	11%
International	860	2%	740	2%	16%

Subtotal	45,320		43,500		4%
Transitional Schools	1,500	3%	2,900	6%	-48%

Total student starts	46,820		46,400		1%

University’s revenue decrease is primarily due to a decrease in AIU average student population and the decrease in AIU average revenue per student. Average revenue per student declined primarily due to growth of student population in the University’s fully-online associate degree programs, which offer lower tuition rates than bachelor’s degree and master’s degree programs, and fewer revenue earning days at AIU Online as a result of the alignment of on-ground and online campus academic calendars. AIU on-ground campus average student population also decreased in comparison to the prior year primarily due to lower starts from the impact of probation. AIU was removed from probation in December 2007. The AIU revenue decrease was partially offset by increases in student population and revenue in CTU’s fully-online and ground programs.

Culinary Arts’ revenue decrease is primarily attributable to a decrease in student starts during the first six months of 2008, relative to student starts during the same period in 2007, as well as a reduction in overall student population. The reduction of third party financing offered to certain candidates seeking to join our Culinary Arts program has negatively impacted this segment on a year over year basis.

Health Education’s revenue increase is primarily attributable to strong growth in student populations along with increased student starts as compared to the prior year.

Art & Design’s increase in revenue as compared to the prior year was driven by the growth of the newer campuses, IADT-Sacramento, CA, IADT-San Antonio, TX and the fully-online campus of IADT Tampa, FL which began starting students in the second and third quarters of 2007. Excluding the impact of these three campuses, revenue would have been down by approximately 7% as compared to the prior year. Art & Design’s revenue has also been negatively impacted by the elimination of third party financing for certain prospective students.

International’s revenue increase includes approximately $7.2 million due to favorable foreign currency exchange rates and $3.3 million of additional revenue in the first quarter 2008 as compared to the prior year due to the acquisition of Istituto Marangoni at the end of January 2007. The remainder of the increase in revenue as compared to the prior year is driven by strong student starts.

Transitional Schools’ revenue declined as the schools no longer are enrolling students. We expect revenue to continue to decline as compared to the prior year as the schools continue to wind down their operations.

Educational Services and Facilities Expense

Educational services and facilities expense increased $15.3 million as compared to the prior year. The current year expense includes $6.7 million of severance and stay bonus expense associated with our decision to teach-out certain campuses and our efforts to reduce redundancies within our organization. Annual increases in occupancy costs as well as additional academic costs to support the revenue growth within Health Education and International contributed to the year over year increase in educational services and facilities expense. International expenses were also negatively impacted by effects of foreign currency exchange rates.

General and Administrative Expense

General and administrative expense decreased $19.4 million as compared to the prior year. The prior year results include expenses of approximately $13.1 million related to the probable settlement of certain legal matters. Excluding these expenses, the decline in general and administrative expenses would be $6.3 million. The decrease is attributable to a number of factors. Lower admissions expense results from the reduced number of employees serving our campuses. The current year expenses include $6.6 million of severance and stay bonus expense associated with our decision to teach-out certain campuses and our efforts to reduce redundancies within the organization. In addition, we continue to spend less in advertising, again focused on more targeted advertising that yields better outcomes.

Bad debt expense and bad debt expense as a percentage of revenue incurred by each of our reportable segments during the six months ended June 30, 2008 and 2007 was as follows:

	For the Six Months Ended June 30,
	2008		2007
Segment:	Expense	As a % of Segment Revenue	Expense	As a % of Segment Revenue
University	$7,167	2.0%	$8,415	2.3%
Culinary Arts	6,706	4.1%	4,052	2.3%
Health Education	3,302	2.9%	4,365	4.3%
Art & Design	3,055	2.3%	1,284	1.0%
International	493	0.8%	347	0.9%
Transitional Schools	1,126	2.3%	1,984	2.8%
Corporate and other	(277)	N/A	285	N/A

Total bad debt expense	$21,572	2.5%	$20,732	2.4%

Operating Income

Operating income (loss) and operating margin percentage for the six months ended June 30, 2008 and 2007, by segment, were as follows:

	For the Six Months Ended June 30,
	2008	Operating Margin %	2007	Operating Margin %
	(Dollars in thousands)
OPERATING INCOME (LOSS):
University	$52,466	14.9%	$59,004	16.2%
Culinary Arts	5,106	3.1%	18,555	10.7%
Health Education	8,902	7.9%	6,484	6.5%
Art & Design	15,170	11.3%	10,276	7.7%
International	15,994	27.0%	6,631	17.3%
Transitional Schools	(26,281)	-53.7%	(28,740)	-40.8%
Corporate and other	(33,976)	—	(26,934)	—

Total operating income	$37,381	4.3%	$45,276	5.1%

The current year operating income includes severance and stay bonus expense of $13.3 million and the prior year operating income includes expenses of $13.1 million in connection with the probable settlement of certain legal matters.

The decline in University’s operating income is primarily attributable to the decrease in AIU Online revenue per student. In addition, the current year operating income includes higher advertising expense associated with the AIU media campaign. The decline in AIU’s operating income was partially offset by increases in operating income at CTU.

Operating income generated in Culinary Arts decreased primarily due to lower revenue coupled with increased academics costs and bad debt expense driven by higher out-of-school student account balances.

The increase in operating income in Health Education is primarily due to an increase in student starts and a larger student population in the current year, relative to student starts and student population during the first half of 2007.

The increase in operating income in Art & Design is primarily due to the prior year results including approximately $4.1 million of expenses associated with the probable settlement of certain legal matters.

The significant increase in operating income in International is primarily due to strong revenues, the favorable effects of foreign currency exchange rates and having one additional month of Istituto Marangoni operations included within 2008 as a result of the acquisition of Istituto Marangoni being effective January 25, 2007.

Transitional Schools operating loss in the current year was impacted by $9.5 million of severance and stay bonus expense associated with the announced teach-out of the campuses. In addition, as no new students were enrolled in the schools following the announced teach-out, we expect to continue to experience operating losses as the existing students complete their respective programs.

Provision for Income Taxes

Our consolidated effective income tax rate for continuing operations was 33.4% for the six months ended June 30, 2008, as compared to 36.2% for the comparable prior-year period. The decline in our effective income tax rate was primarily due to a higher percentage of our income from continuing operations resulting from non-profit operations in Europe and the reduction of tax reserves due to the expiration of the statute of limitations on international tax matters and the closing of a state income tax audit.

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

Loss from Discontinued Operations

The results of operations for Brooks College – Sunnyvale, CA and IADT – Toronto for all periods presented comprise the loss from discontinued operations. We do not anticipate any further significant costs from either campus. As future campuses within the Transitional Schools division cease operations, we will be reclassifying their results of operations for all periods presented within discontinued operations. We are expecting three additional schools within the Transitional Schools Division to cease operations by the end of fiscal 2008.

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

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

As of June 30, 2008, total cash and cash equivalents and investments were $421.4 million. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We finance our operating activities and our organic growth primarily through cash generated from operations. We finance acquisitions primarily through funding from a combination of credit facility borrowings and cash generated from operations. We anticipate that we will be able to satisfy the cash requirements associated with our working capital needs, capital expenditures, and lease commitments through the next 12 months primarily with cash generated by our operations, existing cash balances, and borrowings under our existing credit agreements.

The ED requires that Title IV Program funds collected in advance of student billings be kept in a separate cash account until students are billed for the portion of their program related to those Title IV Program funds collected. As of June 30, 2008 and 2007, the amount of restricted cash balances held in separate cash accounts was not material. Also included in cash and cash equivalents on our unaudited consolidated balance sheets are amounts related to certain of our European campuses that are not-for-profit schools. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. The amount of not-for-profit cash and cash equivalents with restrictions was $37.6 million and $39.9 million at June 30, 2008 and December 31, 2007, respectively. Restrictions on these cash balances have not affected, nor do we believe that such restrictions will affect, our ability to fund our daily operations.

Operating Cash Flows

During the six months ended June 30, 2008, net cash flows provided by operating activities totaled $53.7 million, compared to net cash flows provided by operating activities during the six months ended June 30, 2007 of $88.3 million. The decrease in operating cash flows in 2008 was due to lower net income as compared to the prior year, as well as higher payments made during the six months ended June 30, 2008 related to legal matters accrued for in previous periods. In addition, the prior year operating cash flow was positively impacted by an increase in accrued expenses related to reserves established for certain legal matters.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students finance tuition costs through a variety of funding sources, including federal loan and grant programs, state grant programs, private loans and grants, private and institutional scholarships, and cash payments. The following table summarizes our U.S. schools’ cash receipts from tuition payments by fund source as a percentage of total tuition payments received for the six months ended June 30, 2008 and 2007. The percentages reflected therein were determined based upon each U.S. school’s cash receipts for the six months ended June 30, 2008 and 2007.

	For the Six Months Ended June 3 0,
	2008	2007
Title IV Program funding
Stafford loans	46.7%	43.1%
Grants	13.0%	10.7%
PLUS loans	5.0%	7.1%

Total Title IV Program funding	64.7%	60.9%

Private loans
Non-recourse loans	11.7%	16.0%
Sallie Mae recourse loans	2.3%	2.5%
Stillwater recourse loans	0.0%	0.1%

Total private loans	14.0%	18.6%

Scholarships, grants and other	4.4%	3.8%
Cash payments	16.9%	16.7%

Total tuition receipts	100.0%	100.0%

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

Student Receivables. The decrease in net student receivables is primarily due to higher cash payments received from federal funding in Health Education. Our allowance for doubtful accounts as a percentage of gross student receivables and quarterly days sales outstanding (“DSO”) were as follows as of the dates indicated:

	As of
	June 30, 2008	December 31, 2007
Allowance for doubtful accounts as a percentage of gross student receivables	38.8%	37.1%
Quarterly days sales outstanding	14	14

Our primary uses of cash to support our operating activities include, among other things, cash paid to employees for services, to vendors for products and services, to lessors for rents and operating costs related to leased facilities, to suppliers for textbooks and other school supplies, and to federal, state, and provincial governments for income and other taxes.

Investing Cash Flows

The increase in net cash used in investing activities as compared to the prior year was primarily related to higher levels of available-for-sale investments driven by strong operating cash flows. Included in the cash flows for the six months ended June 30, 2007, was the acquisition of Istituto Marangoni in January 2007 for approximately $37.2 million, excluding acquired cash balances of approximately $6.9 million.

Financing Cash Flows

The decrease in net cash used in financing activities was primarily attributable to a decrease in the amount of cash used for repurchases of our common stock. During the six months ended June 30, 2007, we repurchased 3.9 million shares of our common stock for approximately $124.9 million. During the six months ended June 30, 2008, we repurchased 1.0 million shares for approximately $13.8 million.

As of June 30, 2008, we had revolving loans totaling approximately $10.5 million and letters of credit totaling approximately $13.6 million outstanding under our $185.0 million U.S. Credit Agreement. The availability under our U.S. Credit Agreement as of June 30, 2008, was $160.9 million. On June 27, 2008 we terminated our Canadian Credit Agreement.

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

Contractual Obligations

During the second quarter 2008, we extended our licensing arrangement with Le Cordon Bleu International for an additional five year period beginning January 1, 2009. The royalty rate under the licensing arrangement for eligible culinary arts campuses will be six percent beginning on January 1, 2009. No additional consideration was exchanged in connection with the extension.

As of June 30, 2008, there have been no other significant changes to our contractual obligations from December 31, 2007 and we were not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We use various techniques to manage our market risk, including, from time to time, the use of derivative financial instruments. We do not use derivative financial instruments for speculative purposes.

A portion of our investments are auction rate securities (“ARS”) with maturities generally every 28 or 35 days. ARS generally have stated terms to maturity of greater than one year. However, we classify investments in auction rate municipal bonds and ARS as current on our consolidated balance sheets due to our ability to divest our holdings at auction maturity, which is less than one year. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security, which is generally higher than the rate prior to the auction failure, until the next auction date. The ARS for which auctions have failed continue to accrue interest and are auctioned on a set interval until the auction succeeds, the issuer calls the securities, or they mature. As of June 30, 2008, we do not consider the value of our investments in ARS to be impaired. If however, the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. Investments that are ARS were $13.3 million at June 30, 2008 and $148.0 million at December 31, 2007.

Interest Rate Exposure

Our borrowings under our credit agreements bear annual interest at variable rates tied to the prime rate and the British Bankers Association LIBOR rate. Total outstanding borrowings under these credit agreements were $10.5 million and $11.2 million as of June 30, 2008 and December 31, 2007, respectively.

The weighted average interest rate of borrowings under our credit agreements was 4.37% and 4.49% as of June 30, 2008, and December 31, 2007, respectively.

In addition, we had capital lease obligations totaling $2.6 million and $2.8 million as of June 30, 2008, and December 31, 2007, respectively.

We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

Foreign Currency Exposure

We are subject to foreign currency exchange exposures arising from current and anticipated transactions denominated in currencies other than the U.S. dollar and the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts. Specifically, we are subject to risks associated with fluctuations in the value of the Euro and the British pound vis-à-vis the U.S. dollar. Our investment in our foreign operations as of June 30, 2008, was not significant to our consolidated financial position and the book values of the assets and liabilities of such foreign operations as of June 30, 2008, approximated their fair values.

In addition, as of June 30, 2008, we had $10.5 million denominated in €6.7 million of borrowings outstanding under our U.S. Credit Agreement.

We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in foreign currency exchange rates is not significant.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the six months ended June 30, 2008:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2008—January 31, 2008	—	$—	—	$209,523,823
February 1, 2008—February 29, 2008	—	—	—	209,523,823
March 1, 2008—March 31, 2008	1,000,000	13.84	1,000,000	195,682,223
April 1, 2008—April 30, 2008	—	—	—	195,682,223
May 1, 2008—May 31, 2008	—	—	—	195,682,223
June 1, 2008—June 30, 2008	—	—	—	195,682,223

Total	1,000,000	$13.84	1,000,000

(1)	Our Board of Directors had authorized us to use up to approximately $800.2 million for the repurchase of shares of our outstanding common stock. Pursuant to this stock repurchase program, we may repurchase shares of our outstanding common stock on the open market or in private transactions from time to time, depending on factors including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) Our annual meeting of stockholders was held on May 13, 2008.

(b) Our stockholders voted as follows to elect eight directors to our board of directors:

Directors:	Votes For:	Against:	Authority With held:
Dennis H. Chookaszian	82,731,428	697,942	25,581
David W . Devonshire	82,694,865	534,437	225,649
Patrick W. Gross	81,517,332	1,902,414	35,205
Thomas B. Lally	82,144,675	1,275,013	35,263
Steven H. Lesnik	81,988,282	1,431,323	35,346
Gary E. McCullough	82,894,514	535,174	25,263
Edward A. Snyder	82,701,608	527,603	255,740
Leslie T. Thornton	82,731,129	697,688	26,134

(c)	1. Our stockholders voted as follows to ratify the appointment of Ernst & Young LLP as the independent registered public accounting firm of our financial statements for the year ended December 31, 2008.

For: 83,035,619	Against: 404,127	Abstentions: 15,205	Broker Non Votes: N/A

2. Our stockholders voted as follows to approve the Career Education Corporation 2008 Incentive Compensation Plan.

For: 71,905,694	Against: 2,185,734	Abstentions: 129,275	Broker Non Votes: 9,234,248

Item 5.	Other Information

On August 1, 2008, our Board of Directors adopted amendments to Article VI of our By-laws (“the Amended By-laws”) to specify the duties of the Controller and to provide that our Audit Committee shall designate either the Chief Financial Officer or the Controller as the principal accounting officer. The Amended By-laws took effect upon adoption by the Board of Directors on August 1, 2008. This description of the Amended By-Laws is qualified in its entirety by reference to the Amended By-Laws, a copy of which is filed as Exhibit 3.2 to this Form 10-Q and incorporated herein by reference.

Effective August 1, 2008, our Board of Directors promoted Colleen M. O’Sullivan to Senior Vice President and Controller and designated her as our Chief Accounting Officer. Ms. O’Sullivan, age 41, has served as Vice President and Controller of the Company since January 2008. From August 2007 until joining the Company, Ms. O’Sullivan was the Vice President – Finance of Hewitt Associates and from August 2005 to August 2007 was its Assistant Controller. From 2003 to July 2005, Ms. O’Sullivan held positions of increasing responsibility with Sears, Roebuck and Co., most recently as Assistant Controller. Ms. O’Sullivan received a Bachelor of Science degree from the University of Illinois and is a certified public accountant. Prior to August 1, 2008, Michael J. Graham, the Company’s Executive Vice President and Chief Financial Officer, served as the Company’s Chief Accounting Officer. Ms. O’Sullivan will continue to report to Mr. Graham.

Item 6.	Exhibits

(a)	Exhibits

3.2	Fifth Amended and Restated By-laws of the Registrant

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION

Date: August 6, 2008	By:	/s/ GARY E. MCCULLOUGH
Gary E. McCullough
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2008	By:	/s/ MICHAEL J. GRAHAM
Michael J. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)