Form 10-Q
period 2008-09-30
CAREER EDUCATION CORP
filed 2008-11-05
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Number of shares of registrant’s common stock, par value $0.01, outstanding October 31, 2008: 89,714,982

CAREER EDUCATION CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$224,908	$223,334
Investments	284,046	166,618

Total cash and cash equivalents and investments	508,954	389,952
Receivables:
Students, net of allowance for doubtful accounts of $35,393 and $35,507 as of September 30, 2008 and December 31, 2007, respectively	54,981	59,584
Other, net	7,969	9,052
Prepaid expenses	44,691	50,025
Inventories	11,850	15,400
Deferred income tax assets	19,403	19,418
Other current assets	10,120	16,456
Assets of discontinued operations	628	23,554

Total current assets	658,596	583,441

NON-CURRENT ASSETS:
Property and equipment, net	302,955	337,073
Goodwill	377,288	379,507
Intangible assets, net	40,851	44,395
Other assets, net	20,074	22,050

TOTAL ASSETS	$1,399,764	$1,366,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$9,683	$11,843
Accounts payable	39,726	27,826
Accrued expenses:
Payroll and related benefits	56,435	34,305
Income taxes	5,822	19,556
Other	76,784	102,058
Deferred tuition revenue	175,581	159,482
Liabilities of discontinued operations	2,590	8,282

Total current liabilities	366,621	363,352

LONG-TERM LIABILITIES:
Long-term debt and capital lease obligations, net of current maturities	1,984	2,179
Deferred rent obligations	99,051	98,115
Deferred income tax liabilities	412	624
Other	13,085	4,473

Total long-term liabilities	114,532	105,391

SHARE-BASED AWARDS SUBJECT TO REDEMPTION	6,191	11,615

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 93,257,882 and 92,956,232 shares issued, 89,699,582 and 90,412,033 shares outstanding as of September 30, 2008 and December 31, 2007, respectively	933	930
Additional paid-in capital	220,833	207,294
Accumulated other comprehensive income	8,777	16,304
Retained earnings	770,955	736,603
Cost of 3,558,300 and 2,544,199 shares in treasury as of September 30, 2008 and December 31, 2007, respectively	(89,078)	(75,023)

Total stockholders’ equity	912,420	886,108

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,399,764	$1,366,466

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUE:
Tuition and registration fees	$385,849	$401,939	$1,224,581	$1,245,274
Other	19,784	25,266	54,371	62,960

Total revenue	405,633	427,205	1,278,952	1,308,234

OPERATING EXPENSES:
Educational services and facilities	170,055	162,636	502,617	479,885
General and administrative	218,454	227,186	680,007	708,147
Depreciation and amortization	19,034	18,500	58,630	56,043
Goodwill and asset impairment	6,843	—	9,070	—

Total operating expenses	414,386	408,322	1,250,324	1,244,075

Operating (loss) income	(8,753)	18,883	28,628	64,159

OTHER INCOME (EXPENSE):
Interest income	2,875	4,152	9,327	12,787
Interest expense	(211)	(342)	(703)	(877)
Share of affiliate earnings	—	209	4,665	2,870
Miscellaneous (expense) income	(220)	65	(496)	784

Total other income	2,444	4,084	12,793	15,564

Pretax (loss) income	(6,309)	22,967	41,421	79,723
(Benefit) provision for income taxes	(6,263)	6,755	9,655	27,329

(LOSS) INCOME FROM CONTINUING OPERATIONS	(46)	16,212	31,766	52,394
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(101)	(651)	(2,838)	(1,670)

NET (LOSS) INCOME	$(147)	$15,561	$28,928	$50,724

NET (LOSS) INCOME PER SHARE - BASIC:
(Loss) income from continuing operations	$(0.00)	$0.18	$0.35	$0.56
Loss from discontinued operations	(0.00)	(0.01)	(0.03)	(0.02)

Net (loss) income	$(0.00)	$0.17	$0.32	$0.54

NET (LOSS) INCOME PER SHARE - DILUTED:
(Loss) income from continuing operations	$(0.00)	$0.18	$0.35	$0.55
Loss from discontinued operations	(0.00)	(0.01)	(0.03)	(0.02)

Net (loss) income	$(0.00)	$0.17	$0.32	$0.53

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	89,675	92,806	89,833	94,329

Diluted	89,675	93,455	90,144	95,055

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,928	$50,724
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and asset impairment	13,600	—
Depreciation and amortization expense	60,070	57,744
Bad debt expense	33,350	32,055
Compensation expense related to share-based awards	10,017	11,700
Gain on sale of business	(1,555)	—
Loss (gain) on disposition of property and equipment	573	(220)
Share of affiliate earnings, net of cash received	939	(927)
Changes in operating assets and liabilities	13,022	42,164

Net cash provided by operating activities	158,944	193,240

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition, net of acquired cash	—	(30,324)
Acquisition transaction costs	—	(1,553)
Purchases of property and equipment	(39,874)	(44,085)
Purchases of available-for-sale investments	(470,324)	(504,180)
Sales of available-for-sale investments	352,896	522,789
Other	944	(196)

Net cash used in investing activities	(156,358)	(57,549)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(14,055)	(149,241)
Issuance of common stock	3,089	14,730
Tax benefit associated with stock option exercises	433	2,868
Payments on revolving loans	(1,492)	—
Payments of capital lease obligations and other long-term debt	(479)	(1,385)

Net cash used in financing activities	(12,504)	(133,028)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	(2,815)	7,993

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,733)	10,656
Add: Cash balance of discontinued operations, beginning of the period	14,371	8,530
Less: Cash balance of discontinued operations, end of the period	64	13,059
CASH AND CASH EQUIVALENTS, beginning of the period	223,334	181,286

CASH AND CASH EQUIVALENTS, end of the period	$224,908	$187,413

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The unaudited consolidated financial statements presented herein include the accounts of CEC and our wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated. The results of operations of all acquired businesses have been consolidated for all periods subsequent to the date of acquisition.

Prior period financial results have been reclassified to account for the teach-out of our schools previously reported as held for sale, the change in our reportable business segments during the first quarter of 2008, and to present Brooks College – Sunnyvale, CA and International Academy of Design and Technology, Toronto, Canada (“IADT – Toronto”) as discontinued operations. In June 2008, we completed the sale of our IADT – Toronto campus. In addition, our Brooks College campus located in Sunnyvale, CA, completed its teach-out activities in June 2008. As a result, the results of operations for these two campuses for all periods presented are reported within discontinued operations. As additional schools within the Transitional Schools segment cease operations, the results of operations for all periods presented will be reflected within discontinued operations. For further information regarding the reclassification of our schools mentioned above, see Note 3 “Discontinued Operations” of the notes to our unaudited consolidated financial statements.

In February 2008, we announced our decision to teach-out nine of our schools previously held for sale and realign two schools previously held for sale into our Health Education segment. Accordingly, the results of operations for the schools and campuses reported in discontinued operations as of December 31, 2007, and September 30, 2007, are now included in our results of operations in our unaudited consolidated statements of operations for all periods presented. Additionally, our audited consolidated balance sheet as of December 31, 2007, has been adjusted to reflect this change. As such, there are no longer captions for assets held for sale and liabilities held for sale.

In addition, during February 2008, we announced a company-wide restructuring that resulted in the creation of multi-disciplinary strategic business units (“SBUs”). The SBUs are: Art & Design, University, Culinary Arts,

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

International and Health Education. We also created a Transitional Schools Division for those schools being taught out. The schools and campuses formerly within the Colleges Division became part of the Art & Design or University SBU, as appropriate. As a result of this restructuring, our segment reporting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information has changed. We now have six reportable segments: Art & Design, University, Culinary Arts, International, Health Education and Transitional Schools. Segment-related results of operations for all periods presented have been adjusted to reflect these changes. See Note 11 “Segment Reporting” of the notes to our unaudited consolidated financial statements for further discussion.

3. DISCONTINUED OPERATIONS

International Academy of Design and Technology, Toronto

On June 30, 2008, we sold our ownership interest in IADT – Toronto to a third party. As a result of that transaction, we recorded a pre-tax gain of $1.5 million, which represented the difference between the net proceeds received and the book value of the net assets sold. Included in the net assets of the business was a $3.9 million cumulative translation gain resulting from the effects of foreign currency on IADT – Toronto’s balance sheet. This gain had been included within other comprehensive income on the unaudited consolidated balance sheets. As a result of the sale, the cumulative translation gain, along with the remaining net assets of the business were written off. The gain was partially offset by a pretax noncash charge of $2.9 million related to recording the fair value of the remaining operating lease obligation attributable to IADT – Toronto. The results of operations for IADT – Toronto, for all periods presented are reported within discontinued operations.

Brooks College, Sunnyvale, CA

During the second quarter of 2008, we completed teach-out activities at Brooks College, Sunnyvale, CA. As a result, we have reflected all current and prior period financial results within discontinued operations.

Results of Discontinued Operations

Combined summary results of operations for IADT – Toronto and Brooks College, Sunnyvale, CA, which are reflected as discontinued operations in our unaudited consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, are as follows:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2008	2007	2008	2007
Revenues	$(102)	$5,925	$9,664	$20,232

Loss before income tax	$(103)	$(1,124)	$(3,679)	$(2,285)
Income tax benefit	2	473	841	615

Loss from discontinued operations	$(101)	$(651)	$(2,838)	$(1,670)

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our unaudited consolidated balance sheets as of September 30, 2008 and December 31, 2007, include the following:

	September 30, 2008	December 31, 2007
Assets:
Cash and cash equivalents	$64	$14,371
Receivables, net	27	1,635
Prepaid expenses	—	509
Inventories	—	68
Deferred income tax assets	535	535
Other assets	2	18
Property and equipment, net	—	1,993
Goodwill	—	4,425

Assets of discontinued operations	$628	$23,554

Liabilities:
Accounts payable	$—	$319
Accrued payroll and related benefits	57	2,509
Accrued taxes	14	15
Accrued other	2,519	980
Deferred tuition revenue	—	2,096
Deferred rent obligations	—	2,363

Liabilities of discontinued operations	$2,590	$8,282

During the first quarter 2008, we recorded a $4.6 million asset impairment charge related to the goodwill attributable to IADT – Toronto. An impairment test was performed during the first quarter 2008 due to the realignment of our reportable segments. Included within accrued other liabilities is the fair value of the remaining operating lease obligation of IADT – Toronto.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

4. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents and Investments

Cash and cash equivalents and investments consist of the following as of September 30, 2008, and December 31, 2007:

	September 30, 2008
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$44,173	$—	$—	$44,173
Certificates of deposit	15,001	55	(4)	15,052
Money market funds	88,800	—	—	88,800
Bankers acceptances	1,932	—	(1)	1,931
Bank obligations	5,000	—	—	5,000
U.S. Treasury bills	69,988	—	(36)	69,952

Total cash and cash equivalents	224,894	55	(41)	224,908

Investments (available-for-sale):
Certificates of deposit	77,501	159	(125)	77,535
Bankers acceptances	1,436	—	(1)	1,435
Bank obligations	13,000	—	(25)	12,975
Municipal bonds	13,300	—	—	13,300
U.S. Treasury bills	69,883	—	(36)	69,847
U.S. Government agencies	109,160	—	(206)	108,954

Total investments	284,280	159	(393)	284,046

Total cash and cash equivalents and investments	$509,174	$214	$(434)	$508,954

	December 31, 2007
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$108,775	$—	$—	$108,775
Money market funds	114,559	—	—	114,559

Total cash and cash equivalents	223,334	—	—	223,334

Investments (available-for-sale):
Municipal bonds	166,570	48	—	166,618

Total cash and cash equivalents and investments	$389,904	$48	$—	$389,952

Cash equivalents include short-term investments with a term to maturity of less than 90 days at the date of purchase.

The postsecondary education industry includes approximately 6,500 institutions that participate in federally-sponsored financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended (“HEA”), as reauthorized by the Higher Education Opportunity Act of 2008, which we refer to as

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

“Title IV Programs.” The U.S. Department of Education (“ED”) requires that Title IV Program funds collected in advance of student billings be kept in a separate cash account until the students are billed for the portion of their program related to those Title IV Program funds collected. The ED further requires that Title IV Program funds be disbursed to students within three business days of receipt. As of September 30, 2008, and December 31, 2007, the amount of Title IV restricted cash balances held in separate cash accounts was not material.

Included in cash and cash equivalents above are amounts related to certain of our European campuses that are not-for-profit schools. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. The amount of not-for-profit cash and cash equivalents with restrictions was $43.4 million and $39.9 million at September 30, 2008 and December 31, 2007, respectively. Restrictions on cash balances have not affected our ability to fund operations.

Investments are classified as “available-for-sale” in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are recorded at fair value. Any unrealized gains or temporary unrealized losses are reported as a component of accumulated other comprehensive income in our unaudited consolidated balance sheets. Realized gains and losses are computed on the basis of specific identification and are included in miscellaneous (expense) income in our unaudited consolidated statements of operations.

Bankers acceptances: Drafts that pay a specified amount of money to the owner of the draft at a specified future date. Bankers acceptances are traded at discounts to face value in the secondary market. Bankers acceptances are backed by both the credit of the accepting bank and the originating entity.

Bank obligations: Dollar denominated direct obligations of domestic and foreign banks which are organized and operating in the United States.

Municipal bonds: Municipal bonds represent debt obligations issued by states, cities, counties, and other governmental entities, which earn federally tax-exempt interest. A portion of our bonds are auction rate securities (“ARS”) with maturities generally every 28 or 35 days. ARS generally have stated terms to maturity of greater than one year. However, we classify investments in ARS as current on our consolidated balance sheets due to our ability to divest our holdings at auction maturity, which is less than one year. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continue to accrue interest and are auctioned on a set interval until the auction succeeds, the issuer calls the securities, or they mature. As of September 30, 2008, we do not consider the value of our investments in ARS to be impaired. Municipal bonds in the above table that are invested in ARS were $13.3 million at September 30, 2008 and $148.0 million at December 31, 2007.

U.S. Treasury bills: Debt obligations issued by the U.S. government that pay interest at maturity. U.S. Treasury bills are traded at discounts to par value and mature in one year or less.

U.S. Government agencies: Interest bearing notes and bonds issued by agencies of the U.S. government. Investments include, among others, the Federal Home Loan Mortgage Corporation (Freddie Mac), Federal National Mortgage Association (Fannie Mae), Federal Farm Credit Bank and the Federal Home Loan Bank.

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

As of September 30, 2008, we held investments that are required to be measured at fair value on a recurring basis. Investments (available-for-sale) consist of: certificates of deposit, bankers acceptances, bank obligations, U.S. Treasury bills and U.S. Government agency securities that are publicly traded and for which market prices are readily available.

We have also invested in municipal bonds which include auction rate securities, which are classified as available for sale and reflected at fair value. The auction events for some of these investments failed during the first, second and third quarters of 2008. The fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of September 30, 2008. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at September 30, 2008, were as follows:

	As of September 30, 2008
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$77,535	$—	$—	$77,535
Bankers acceptances	1,435	—	—	1,435
Bank obligations	12,975	—	—	12,975
Municipal bonds	—	—	13,300	13,300
U.S. Treasury bills	69,847	—	—	69,847
U.S. Government agencies	108,954	—	—	108,954

Totals	$270,746	$—	$13,300	$284,046

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at September 30, 2008:

Balance at December 31, 2007	$—
Transfers to Level 3	31,875
Purchases and settlements, net	(18,575)

Balance at September 30, 2008	$13,300

Student Receivables Valuation Allowance

Changes in our student receivables allowance during the three and nine months ended September 30, 2008 and 2007 were as follows:

	Balance, Beginning of Period	Charges to Expense	Amounts Written-off	Balance, End of Period
For the three months ended September 30, 2008	$35,636	$11,471	$(11,714)	$35,393

For the three months ended September 30, 2007	$31,944	$10,944	$(9,550)	$33,338

For the nine months ended September 30, 2008	$35,507	$33,043	$(33,157)	$35,393

For the nine months ended September 30, 2007	$31,157	$31,675	$(29,494)	$33,338

Credit Agreement

As of September 30, 2008, we had revolving loans totaling $9.4 million and letters of credit totaling $10.4 million outstanding under our $185.0 million U.S. Credit Agreement. Credit availability under our U.S. Credit Agreement as of September 30, 2008, is $165.2 million.

5. RECOURSE LOAN AGREEMENTS

We had recourse loan agreements with SLM Corporation or its subsidiaries, collectively known as “Sallie Mae” and Stillwater National Bank and Trust Company (“Stillwater”) which required us to repurchase loans after a certain period of time. Our recourse loan agreement with Stillwater was terminated on April 29, 2007. Our recourse loan agreement with Sallie Mae ended on March 31, 2008. Sallie Mae continues to offer its non-recourse products to our students but has made its underwriting criteria stricter.

Costs associated with our recourse loan agreements as of and for the three and nine months ended September 30, 2008 and 2007 are set forth below. Costs incurred in connection with our Sallie Mae agreements are classified as a component of educational services and facilities expense in our unaudited consolidated statements of operations, and costs incurred in connection with our Stillwater agreement are classified as a reduction of tuition and registration fees revenue in our unaudited consolidated statements of operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Sallie Mae / Stillwater	$1,648	$2,744	$7,400	$7,353

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Outstanding recourse loan receivable and related allowance balances as of September 30, 2008 and December 31, 2007, are set forth below. These receivables are reported as a component of other assets, net, within our unaudited consolidated balance sheets.

	Loan Receivable	Allowance For Uncollectible Loans	Net Book Value
Sallie Mae / Stillwater
As of September 30, 2008	$51,480	$(42,174)	$9,306

As of December 31, 2007	$52,881	$(43,200)	$9,681

6. GOODWILL AND ASSET IMPAIRMENT

During the first quarter 2008, we recorded a $2.0 million asset impairment charge related to the reduction of asset carrying values related to our American Intercontinental University—Los Angeles campus which is being taught out.

During the third quarter 2008 we recorded a noncash charge of $4.8 million related to write-off of certain assets following the exit of a facility within our Culinary Arts segment. In addition, in September 2008, we renamed our two Western School of Health & Business Careers campuses to Sanford-Brown Institute. As a result, the $2.0 million assigned to the Western School of Health & Business Careers’ trade name was written off.

7. COMMITMENTS AND CONTINGENCIES

Litigation

We are, or were, a party to the following legal proceedings that are outside the scope of ordinary routine litigation incidental to our business.

Securities Litigation

In re Career Education Corporation Securities Litigation consolidated into one suit six purported class action lawsuits filed between December 9, 2003, and February 5, 2004, in the United States District Court for the Northern District of Illinois by and on behalf of certain purchasers of our common stock, against us, John M. Larson, and Patrick K. Pesch, former officers of the Company. The plaintiffs appealed the District Court’s dismissal of their third amended consolidated complaint to the United States Court of Appeals for the Seventh Circuit on April 24, 2007. The parties have reached an agreement to settle the plaintiffs’ claims on appeal, and the District Court granted final approval to the settlement on September 26, 2008.

Action against Former Owners of Western School of Health & Business Careers

On March 12, 2004, we filed a lawsuit in the U.S. District Court for the Western District of Pennsylvania against the former owners of Western School of Health & Business Careers (“Western”) alleging that they made material misrepresentations of fact and breached certain representations and warranties regarding the accreditation and approval of several of Western’s programs and seeking full indemnification for all resulting losses, costs, and damages, including attorneys’ fees. On July 12, 2004, we filed a similar complaint in the Court

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

of Common Pleas of Allegheny County, Pennsylvania, and voluntarily dismissed our federal lawsuit. Subsequently, we amended our complaint to assert an additional claim for breach of contract against Western’s former accounting firm. The former owners asserted separate negligence claims against the former accounting firm.

The misrepresentations alleged in the complaint came to light during a routine change of ownership review undertaken by the Accrediting Commission of Career Schools and Colleges of Technology (“ACCSCT”) subsequent to our acquisition of Western. On March 4, 2004, ACCSCT notified us of discrepancies in accreditation and approval documents related to several academic programs. Western suspended marketing, new enrollments, and disbursement of funds issued under Title IV Programs for all affected academic programs, and promptly applied for approval of all such programs. The diploma programs were approved in June 2004, and Western then resumed marketing, enrolling new students, and disbursing Title IV Program aid to students in those programs. In July 2004, ACCSCT approved the degree programs effective upon Western’s satisfaction of certain stipulations. Western subsequently satisfied all stipulations and resumed marketing, enrolling new students, and disbursing of Title IV Program funds to students in those programs. On or about January 30, 2008, we entered into a civil settlement agreement with the government to resolve any remaining issues with the government in a manner that best serves the interest of Western’s students, pursuant to which we paid $2.2 million to the U.S. Department of Education (“ED”) on February 14, 2008. This amount represents a portion of Title IV Program funds improperly disbursed in relation to the affected programs, investigative costs incurred by the government, and interest.

The lawsuit sought to recover damages caused by the former owners of Western and its former accounting firm. On August 4, 2008, we entered into a settlement agreement with the former owners. The settlement agreement resolves our claim against the former owners, and assigns their direct negligence claims against the former accounting firm to us. On or about October 30, 2008, we entered into a settlement agreement resolving all remaining claims in the litigation, including our direct and assigned claims against the former accounting firm. In accordance with the terms of the settlement agreement, the litigation is being dismissed as to all parties. This matter does not have a significant impact on our consolidated financial position or results of operations.

Student Litigation

Laronda Sanders, et al. v. Ultrasound Technical Services, Inc., et al. On March 15, 2006, a complaint was filed against us and Ultrasound Technical Services, Inc. (“UTS”), one of our subsidiaries by 26 current and former students of the Landover, Maryland campus of Sanford-Brown Institute, one of our schools. The case was removed from the Circuit Court of Prince George’s County, Maryland to the United States District Court for the District of Maryland, Greenbelt Division. The plaintiffs, who purport to bring their claims on behalf of themselves and a putative class of similarly situated former students, allege that the defendants made fraudulent misrepresentations and violated the Maryland consumer fraud act by misrepresenting or failing to disclose, among other things, details regarding instructors’ experience or preparedness, availability of clinical externship assignments, the employability and starting salaries of graduates, and estimates for the dates upon which the plaintiffs would receive their certificates and be able to enter the work force. The complaint also alleges that defendants breached plaintiffs’ enrollment contracts by failing to provide the promised instruction, training, externships, and placement services. Plaintiffs sought actual damages, punitive damages, and costs. The parties reached an agreement to settle the plaintiffs’ claims, and the District Court granted final approval to the settlement on September 26, 2008.

McCarten, et al. v. Allentown Business School, Ltd. t/a Lehigh Valley College. As previously disclosed, on September 28, 2005, a complaint was filed against Allentown Business School, Ltd. (“Allentown”), one of our

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

subsidiaries, in the Court of Common Pleas of Lehigh County, Pennsylvania. The complaint purports to be brought on behalf of all former students of Allentown, now known as Lehigh Valley College, who received allegedly “high interest private loans,” and alleges that Allentown violated Pennsylvania’s Unfair Trade Practices and Consumer Protection Law and engaged in intentional misrepresentation, negligent misrepresentation, and negligence in connection with the enrollment and student loan information and application processes. The complaint seeks compensatory and punitive damages in an unspecified amount. The Court granted Allentown’s motion to compel arbitration on November 13, 2006. In December 2006, the plaintiffs made a Motion for Reconsideration of the Order compelling arbitration, which the court denied by Order dated December 27, 2006.

Amador, et al. v. California Culinary Academy and Career Education Corporation; Adams, et al. v. California Culinary Academy and Career Education Corporation. On September 27, 2007, Allison Amador and 36 other current and former students of the California Culinary Academy (“CCA”) filed a complaint in the California Superior Court in San Francisco. Plaintiffs plead their complaint as a putative class action and allege four causes of action: fraud; constructive fraud; violation of the California Unfair Competition Law; and violation of the California Consumer Legal Remedies Act. Plaintiffs contend that CCA made a variety of misrepresentations to them, primarily oral, during the admissions process. The alleged misrepresentations relate generally to the school’s reputation, the value of the education, the competitiveness of the admissions process, the students’ employment prospects upon graduation from CCA and CCA’s ability to arrange beneficial student loans. Plaintiffs filed a First Amended Complaint on or about May 5, 2008 that alleges the same claims. Defendants filed demurrers to and a motion to strike the claims and various allegations. The hearing on the demurrer and motion to strike was conducted on October 16, 2008. The court has not yet ruled on the these matters.

On April 3, 2008, the same counsel representing plaintiffs in the Amador action filed the Adams action on behalf of Jennifer Adams and several other unnamed members of the Amador putative class. The Adams action also is styled as a class action, is based on the same allegations underlying the Amador action, and attempts to plead the same four causes of action pled in the Amador action. The Adams action has been deemed related to the Amador action and is being handled by the same judge. The court will not require a response to the Adams action pending a ruling on the demurrers and motion to strike in the Amador action.

Benoit, et al. v. Career Education Corporation, et al. On June 24, 2005, a purported class action complaint was filed in Hillsborough County, Florida against us and Ultrasound Technical Services, Inc (“UTS”) on behalf of all persons enrolled in the Medical Billing and Coding Program (“MBC Program”) at our SBI-Tampa campus in the prior four years. The complaint alleges defendants breached enrollment contracts with the plaintiffs and other class members and violated the Florida Deceptive and Unfair Trade Practices Act (“FDUTPA”) by, among other things, failing to properly train students, offer and require sufficient hours of course work, provide properly trained instructors, provide appropriate curriculum consistent with the represented degree, award the represented degree, provide adequate career placement services, and misrepresenting that they would provide such services. The complaint also alleges that defendants “padded” the MBC Program curriculum to charge greater tuition, purportedly in violation of FDUTPA. Plaintiffs sought actual damages, attorneys’ fees and costs, and other relief. The Court granted our Motion to Stay Proceedings pending Arbitration on October 11, 2005 pursuant to the arbitration provision contained in each plaintiffs’ enrollment agreement. On October 30, 2007, the Court granted plaintiffs’ Motion to Compel Defendants to Initiate Arbitration, and ordered us to initiate arbitration proceedings as to only the first named plaintiff, Aimee Benoit, (“Benoit”) and ordering defendants to pay all fees associated with initiating the arbitration proceedings. On November 30, 2007, we filed with the American Arbitration Association a Demand for Arbitration as to Benoit. On January 24, 2008, the arbitrator conducted a preliminary hearing and established a briefing schedule on the issue of whether the arbitration can proceed as a class-action.

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

Lilley, et al. v. Career Education Corporation, et al. On February 11, 2008, a class action complaint was filed in the Circuit Court of Madison County, Illinois, naming as defendants Career Education Corporation and Sanford-Brown College, Inc. The four plaintiffs named in the complaint are current or former students who allegedly attended a medical assistant program at a Sanford-Brown College located in Collinsville, Illinois, and the class is alleged to be all persons who enrolled in that program. The original class action complaint alleges that defendants violated the Illinois Consumer Fraud and Deceptive Business Practices Act, engaged in fraud, committed negligence and breached their respective contracts with plaintiffs by misrepresenting and failing to deliver on promises relating to the quality of education, quantity of financial aid, graduate employability and salaries and clinical externships, and breached the implied covenant of good faith and fair dealing by failing to perform their contractual obligations, intentionally and in bad faith. Plaintiffs seek unspecified compensatory and punitive damages. Defendants filed a motion to dismiss the original complaint.

In response to Defendants’ motion, on September 5, 2008, the Plaintiffs filed a first amended complaint. The first amended complaint added one new plaintiff and dropped the negligence and breach of contract and implied covenant claims. A hearing is set on the new motion for November 7, 2008.

Gozzi, et al. v. Western Culinary Institute, Ltd. and Career Education Corporation. On March 5, 2008, Plaintiffs Shannon Gozzi and Megan Koehnen filed a complaint in Portland, Oregon in the Circuit Court of the State of Oregon in and for Multnomah County. Plaintiffs filed the complaint individually and as a putative class action and alleged two claims for equitable relief: violation of Oregon’s Unlawful Trade Practices Act and unjust enrichment. Plaintiffs filed an amended complaint on April 10, 2008, which added two claims for money damages: fraud and breach of contract. Plaintiffs allege that Western Culinary Institute (“WCI”) made a variety of misrepresentations to them, relating generally to WCI’s placement statistics, students’ employment prospects upon graduation from WCI, the value and quality of an education at WCI, and the amount of tuition students could expect to pay as compared to salaries they may earn after graduation. On May 21, 2008, plaintiffs filed a second amended complaint in which they simply changed the statement “Claims Subject to Mandatory Arbitration” on the caption to “Claims Not Subject to Mandatory Arbitration” (emphasis added). WCI and CEC filed an answer on June 13, 2008 and WCI subsequently moved to dismiss certain of Plaintiffs’ claims under Oregon’s Unlawful Trade Practices Act; that motion was granted on September 12, 2008. The parties are presently engaged in discovery on class issues. No briefing schedule has been set for Plaintiffs’ motion for class certification.

Diallo v. American Intercontinental University, Inc. and Career Education Corporation. On March 19, 2008, the same counsel in the Amador and Adams actions filed a complaint in Atlanta, Georgia in the Superior Court of the State of Georgia of Fulton County on behalf of Tajuansar Diallo. Plaintiff filed the complaint individually and as a putative class action and purports to allege causes of action for fraud; constructive fraud; negligent misrepresentation; and violations of the Georgia Deceptive and Unfair Trade Practices Act. Plaintiff contends that American Intercontinental University, Inc., (“AIU”) made a variety of oral and written misrepresentations to her during the admissions process. The alleged misrepresentations relate generally to the school’s reputation, the value of the education, the competitiveness of the admissions process, the students’ employment prospects upon graduation from AIU and AIU’s ability to arrange beneficial student loans. On

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

May 16, 2008, plaintiffs filed a First Amended complaint in which they added several named Plaintiffs and expanded some of the factual allegations underlying their claims. On May 31, 2008, AIU and CEC filed an answer to the First Amended Complaint. The parties subsequently conducted extensive discovery on class issues. Plaintiffs filed their motion for class certification on October 10, 2008. Defendants’ opposition to the motion for class certification is due on November 10, 2008, and the motion is set for hearing on December 9, 2008.

Blake v. Career Education Corporation. On May 8, 2008, we were served with this lawsuit, which was filed in the Circuit Court of St. Louis County, Missouri by six former students of the Criminal Justice programs at Sanford – Brown college campuses in Fenton and St. Peters. Defendants subsequently removed the case to the United States District Court for the Eastern District of Missouri. Plaintiffs have moved to remand the case back to state court and defendants opposed plaintiffs’ motion to remand. The Court denied Plaintiffs’ motion on remand; therefore, the case will remain in federal court. The putative class consists of all Missouri citizens who were students in Criminal Justice programs offered by Sanford-Brown College between January 1, 2003 and January 1, 2008. The complaint alleges violations of the Missouri Merchandising Practices Act based on allegations that admissions representatives made material misrepresentations to prospective students. The complaint seeks injunctive relief and actual and punitive damages. Defendants have filed a motion to dismiss that is currently pending.

Vasquez, et al. v. California School of Culinary Arts, Inc. and Career Education Corporation. On June 23, 2008, a putative class action lawsuit was filed in the Los Angeles County Superior Court entitled Daniel Vasquez and Cherish Herndon v. California School of Culinary Arts, Inc. and Career Education Corporation. The plaintiffs allege causes of action for fraud, constructive fraud, violation of the California Unfair Competition Law and violation of the California Consumer Legal Remedies Act. The plaintiffs allege improper conduct in connection with the admissions process during the alleged class period. The alleged class is defined as including “all persons who purchased educational services from CSCA, or graduated from CSCA, within the limitations periods applicable to the herein alleged causes of action (including, without limitation, the period following the filing of the action).” Defendants filed a demurrer and motion to strike the complaint, which has been set for hearing on December 19, 2008.

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

Other Litigation

In addition to the legal proceedings and other matters described above, we are also subject to a variety of other claims, suits, and investigations that arise from time to time in the ordinary conduct of our business, including, but not limited to, breach of contract claims, claims involving students or graduates, tort claims, claims for violations of state consumer protection laws, requests or subpoenas for information from various regulators or law enforcement officials and routine employment matters. While we currently believe that such claims, individually or in aggregate, will not have a material adverse impact on our business, cash flows, or financial position, the litigation and other claims noted above are subject to inherent uncertainties, and management’s view of these matters may change in the future. If an unfavorable final outcome were to occur in any one or more of these matters, our business, reputation, financial position, cash flows, and results of operations may be materially adversely affected.

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

Federal Regulatory Matters

As part of Title IV administration, the ED periodically conducts program reviews at selected schools that receive Title IV funds. ED program review reports and/or final determination letters, which generally cover a school’s main campus and any branch campuses, are currently pending for Briarcliffe College; Gibbs

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

College—Livingston, New Jersey; Katharine Gibbs School—New York; The Cooking and Hospitality Institute of Chicago; and Western School of Health & Business Careers.

We are committed to resolving all issues identified in connection with these program reviews to the ED’s satisfaction and ensuring that our schools operate in compliance with all ED regulations. We cannot predict the outcome of these program reviews, and any unfavorable outcomes could have a material adverse effect on our business, results of operations, cash flows, and financial position.

State Regulatory Matters

Western Culinary Institute (“WCI”). On May 13, 2008, we were notified by the Oregon Department of Justice that it is investigating allegations that WCI made false representations about the quality of education provided and job placement rates. The Investigative Demand reaches back to January 1, 2004, and generally asks for advertisements and presentations to prospective students; telemarketing materials; training materials for Admissions Representatives and Financial Aid Representatives; materials given to students reflecting job placement; Admissions Representatives performance standards; lists of telemarketers and contracts with telemarketers. We have produced responsive documents.

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

There were no shares repurchased during the second or third quarters of 2008. During the first quarter 2008, we repurchased 1.0 million shares of our common stock for approximately $13.8 million at an average price of $13.84 per share. Since the inception of the program, we have repurchased 19.2 million shares of our common stock for approximately $604.4 million at an average price of $31.51 per share. As of September 30, 2008, approximately $195.8 million is available under the program to repurchase outstanding shares of our common stock.

9. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

On May 13, 2008, the stockholders of CEC approved the Career Education Corporation 2008 Incentive Compensation Plan (the “2008 Plan”). The 2008 Plan authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards. Any shares of CEC Common Stock that are subject to awards of stock options or stock appreciation rights will be counted as one share for each share granted for purposes of the aggregate share limit and any shares of CEC Common Stock that are subject to any other awards will be counted as 1.67 shares for each share granted for purposes of the aggregate share limit. The 2008 Plan replaces our 1998 Employee Incentive Compensation Plan, as amended (the “Employee Plan”) and our 1998 Non-Employee Directors’ Stock Option Plan (the “Directors Plan”). As of September 30, 2008, we have reserved 3.1 million shares of common

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

stock for the exercise of stock options outstanding and 1.5 million shares for awards of restricted stock. The shares reserved for the exercise of stock options and restricted shares pertain primarily to grants made pursuant to the Directors Plan and the Employee Plan. The shares available under the 2008 Plan are equal to 6.0 million shares plus the shares remaining from the Employee Plan and the Directors Plan. Also, additional shares may become available from these prior plans as a result of awards that are forfeited, terminated, lapsed or satisfied in cash or property other than shares. As of September 30, 2008 there were 9.0 million shares of common stock available for future share-based awards under the 2008 Plan.

As of September 30, 2008, we estimate that pre-tax compensation expense of $19.0 million will be recognized over the next five years for all unvested share-based awards, including both stock options and shares of restricted stock. We expect to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock.

Stock Options. Stock option activity during the nine months ended September 30, 2008, under all of our stock option plans was as follows:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2007	4,215	$34.74
Granted	914	14.43
Exercised	(125)	18.62
Forfeited	(577)	31.80
Cancelled	(1,377)	36.06

Outstanding as of September 30, 2008	3,050	$28.95

Exercisable as of September 30, 2008	2,006	$33.83

Restricted Stock. Restricted stock activity during the nine months ended September 30, 2008, under share-based plans was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2007	765	$29.30
Granted	1,085	13.50
Vested	(48)	16.93
Forfeited	(312)	22.39

Outstanding as of September 30, 2008	1,490	$18.75

Change in Control Provision

Each of the share-based awards granted under the 2008 Plan, the Employee Plan and the Directors Plan, including stock options and shares of restricted stock, are subject to a “change in control” provision.

Under the 2008 Plan, if any person or entity, including a group, beneficially owned 35% or more of the combined voting power of our then outstanding common stock as of September 30, 2008, triggering the change of control provisions, and under our Employee Plan and Directors Plan, if any person or entity, including a

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

group, beneficially owned 20% or more of the combined voting power of our then outstanding common stock as of September 30, 2008, triggering the change in control provisions, we would have recognized additional share-based compensation expense of approximately $30.5 million during the third quarter of 2008. Of the $30.5 million expense, $2.0 million relates to those awards with a 35% trigger and $28.5 million relates to those awards with a 20% trigger. The estimated additional share-based compensation expense represents, for each outstanding stock option and restricted stock-based award, the greater of (a) the unrecognized grant date compensation expense for the share-based award as of September 30, 2008, or (b) for those stock option awards that include the provision allowing the holder to surrender all or part of the stock option award to us in exchange for cash, the fair value of the cash redemption value of the share-based award as of September 30, 2008, less share-based compensation expense previously recorded under SFAS 123R or disclosed as pro forma compensation expense under SFAS 123, based on a change in control price of $20.35 per share, the highest reported closing sales price of a share of our common stock in a transaction reported on NASDAQ during the 60-day period prior to and including September 30, 2008.

As of September 30, 2008, one stockholder owned 19.0% of the combined voting power of our outstanding common stock; however, we do not believe it is probable that the change in control provisions will be triggered.

Additionally, if the change in control provisions had been triggered as of September 30, 2008, or if we determined that the occurrence of a change in control event was probable, we would have recognized a liability of $1.0 million as of September 30, 2008, representing the estimated fair value of the obligation that would be due to participants who are eligible to surrender all or part of a stock option award to us in exchange for cash. Our estimation of this cash liability assumes that participants would elect to redeem for cash all stock options outstanding as of September 30, 2008, with an exercise price less than the change in control price.

We reported that the additional share-based compensation expense to be recorded if a change in control were to occur on December 31, 2007 was $22.5 million in our Form 10-K for the calendar year ended December 31, 2007. This amount was understated by approximately $14.6 million as it did not include the additional compensation expense that would need to be recorded related to our restricted stock awards. The $30.5 million reported above includes the expense required to be recorded upon a change of control for all share-based awards that include the change of control provision.

10. WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted income per share during the three and nine months ended September 30, 2008 and 2007 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Basic common shares outstanding	89,675	92,806	89,833	94,329
Common stock equivalents	—	649	311	726

Diluted common shares outstanding	89,675	93,455	90,144	95,055

During the three months ended September 30, 2008 we reported a consolidated net loss. As a result of the net loss, unvested restricted stock awards and unexercised in-the-money stock options were not included in the computation of diluted weighted average shares.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

During the three months ended September 30, 2008 and 2007, we issued 124 and 167 shares, respectively, of our common stock upon the exercise of employee stock options and the purchase of common stock pursuant to our employee stock purchase plan.

During the nine months ended September 30, 2008 and 2007, we issued 271 and 805 shares, respectively, of our common stock upon the exercise of employee stock options and the purchase of common stock pursuant to our employee stock purchase plan.

Included in stock options outstanding as of September 30, 2008 and 2007, are options to purchase 1.0 million and 3.0 million shares, respectively, of our common stock that were not included in the computation of diluted net income per share during the three months ended September 30, 2008 and 2007. Included in stock options outstanding as of September 30, 2008 and 2007, are options to purchase 1.7 million and 3.0 million shares, respectively, of our common stock that were not included in the computation of diluted net income per share during the nine months ended September 30, 2008 and 2007. These shares were excluded because the options’ exercise prices were greater than the average market price of our common stock during the periods, and, therefore, the effect would have been anti-dilutive.

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

In February 2008, we announced plans to teach-out all programs at McIntosh College, Lehigh Valley College and seven of the campuses that were part of the Gibbs Division. Each campus will employ a gradual teach-out process, enabling it to continue to operate while current students complete their programs. The campuses no longer enroll new students. The results of operations for these nine campuses are reported within the Transitional Schools Division. The other two schools held for sale at December 31, 2007, Gibbs College, Vienna, VA and Katharine Gibbs School, Melville, NY will be converted to Sanford-Brown schools, focusing on allied health programs. The results of operations for these two schools are reported within the Health Education SBU. The results of operations for these eleven schools were previously reported as discontinued operations. As a result of the announcement, these campuses’ results of operations for all periods presented will be reported within continuing operations. The results of operations for the three and nine months ended September 30, 2007 have been adjusted to reflect this change.

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

Art & Design includes our Brooks Institute, Brown College, Collins College, Harrington College of Design and International Academy of Design and Technology (“IADT”) schools. These schools collectively offer academic programs primarily in the career-oriented disciplines of fashion design, game design, graphic design, interior design, film and video production, photography, and visual communications in a classroom, laboratory or online setting.

International includes our INSEEC Group schools and Istituto Marangoni schools located in France, Italy, and the United Kingdom, which collectively offer academic programs in the career-oriented disciplines of business studies, health education, fashion and design, and visual communication and technologies in a classroom or laboratory setting.

Transitional Schools includes our campuses that are currently being taught out. As of September 30, 2008, the following campuses were included within Transitional Schools: McIntosh College; Lehigh Valley College; seven of the campuses that were part of the Gibbs Division, including Gibbs Colleges in Cranston, RI; Boston, MA; Livingston and Piscataway, NJ; and Norwalk, CT; and Katharine Gibbs Schools in New York, NY and Norristown, PA; AIU – Los Angeles, CA; IADT – Pittsburgh, PA and Brooks College, Long Beach, CA.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Operating Results for the Three and Nine Months Ended September 30, 2008 and 2007:

	Revenue		Operating Income (Loss)
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2008	2007	2008	2007
University	$172,856	$166,322	$27,341	$16,899
Culinary Arts [1]	85,961	98,472	(10,423)	15,566
Health Education	58,071	51,916	3,289	2,578
Art & Design	61,766	68,450	3,832	8,281
International	12,595	10,891	(5,240)	(3,054)
Transitional Schools [2]	14,385	31,151	(10,646)	(8,879)
Corporate and other	(1)	3	(16,906)	(12,508)

	$405,633	$427,205	$(8,753)	$18,883

	Revenue		Operating Income (Loss)
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
University	$525,365	$530,746	$79,806	$75,903
Culinary Arts [1]	251,026	271,743	(5,317)	34,121
Health Education	171,120	152,369	12,191	9,062
Art & Design	196,214	202,328	19,002	18,557
International	71,872	49,322	10,754	3,577
Transitional Schools [2]	63,347	101,587	(36,926)	(37,619)
Corporate and other	8	139	(50,882)	(39,442)

	$1,278,952	$1,308,234	$28,628	$64,159

1	Culinary Arts operating loss for the three and nine month periods ended September 30, 2008 include pretax charges of $18.5 million consisting of a $9.7 million lease exit charges related to two facilities, a $4.8 million asset impairment charge due to the exit of a facility, and a $4.0 million increase in legal reserves.

2	Transitional Schools operating loss for the three month period ended September 30, 2008 include pretax charges of $1.1 million for unused space. Transitional Schools operating loss for the nine month period ended September 30, 2008 include pretax charges of $12.7 million consisting of $1.1 million for unused space, $9.5 million for severance and stay bonuses and an asset impairment of $2.1 million related to a school being taught out.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Total Assets as of
	September 30, 2008	December 31, 2007
University	$943,280	$868,869
Culinary Arts	527,580	516,847
Health Education	440,517	419,542
Art & Design	319,657	277,908
International	412,099	274,652
Transitional Schools	361,314	369,040
Corporate and other [1]	(1,604,683)	(1,360,392)

	$1,399,764	$1,366,466

1	The negative Corporate and other asset balance as of September 30, 2008 and December 31, 2007, is primarily attributable to the elimination of intercompany receivable activity between corporate and our schools and campuses, which is reflected within Corporate and other.

12. RECENT ACCOUNTING PRONOUNCEMENTS

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of this Statement shall be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error Corrections. We are currently evaluating the impact of SFAS 162, but do not believe that our adoption of the standard will have a material impact on our consolidated financial statements.

13. INCOME TAXES

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

The following is a summary of our tax provision and effective tax rate for continuing operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Pretax (loss) income	$(6,309)	$22,967	$41,421	$79,723
(Benefit) provision for income taxes	$(6,263)	$6,755	$9,655	$27,329
Effective tax rate	99.3%	29.4%	23.3%	34.3%

The effective tax rate for the three and nine months ended September 30, 2008 was impacted by a permanent tax benefit on the sale of a foreign entity. The full year effective tax rate has also been reduced as our European not-for-profit campuses are contributing a higher level of pretax income.

We estimate that it is reasonably possible that the liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $13.7 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. In addition, we recognize interest and penalties related to unrecognized tax benefits in tax expense. As of September 30, 2008 and December 31, 2007, we had accrued interest and accrued penalties of $5.5 million and $5.4 million, respectively.

Our tax returns are routinely audited by federal, state and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service completed an examination of our U.S. income tax returns through our tax year ending December 31, 2004.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

14. OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents the components of other comprehensive (loss) income for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net (loss) income	$(147)	$15,561	$28,928	$50,724
Other comprehensive (loss) income:
Foreign currency translation adjustments	(12,430)	5,293	(8,471)	9,020
Unrealized (losses) gains on investments	(261)	49	944	70

Total comprehensive (loss) income	$(12,838)	$20,903	$21,401	$59,814

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion below contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying these forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Part II, Item 1A “Risk Factors” in this Report and in our 2007 Annual Report on Form 10-K previously filed with the Securities and Exchange Commission, that could cause our actual growth, results of operations, cash flows, performance and business prospects, and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.

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

•

Results of Operations—an analysis and comparison of our consolidated results of operations for the three and nine months ended September 30, 2008 and 2007, as reflected in our unaudited consolidated statements of operations.

•

Liquidity, Financial Position, and Capital Resources—a discussion of our primary sources and uses of cash for the nine months ended September 30, 2008 and 2007 and a discussion of selected changes in our financial position and any changes to our future contractual obligations.

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

University includes our American Intercontinental University (“AIU”), Colorado Technical University (“CTU”) and Briarcliffe College schools that collectively offer regionally accredited academic programs in the career-oriented disciplines of business studies, visual communication and design technologies, health education, information technology, criminal justice, and education in an online, classroom, or laboratory setting.

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

Art & Design includes our Brooks Institute, Brown College, Collins College, Harrington College of Design and International Academy of Design and Technology (“IADT”) schools. These schools collectively offer academic programs primarily in the career-oriented disciplines of fashion design, game design, graphic design, interior design, film and video production, photography, and visual communications in a classroom, laboratory or online setting.

International includes our INSEEC Group schools and Istituto Marangoni schools located in France, Italy, and the United Kingdom, which collectively offer academic programs in the career-oriented disciplines of business studies, health education, fashion and design, and visual communication and technologies in a classroom or laboratory setting.

Transitional Schools includes those schools that are currently being taught out. As of September 30, 2008, the following campuses were included within Transitional Schools: McIntosh College; Lehigh Valley College; seven of the campuses that were part of the Gibbs Division, including Gibbs Colleges in Cranston, RI; Boston, MA; Livingston and Piscataway, NJ; and Norwalk, CT; and Katharine Gibbs Schools in New York, NY and Norristown, PA; AIU – Los Angeles, CA; IADT – Pittsburgh, PA and Brooks College, Long Beach, CA.

Third Quarter 2008 Overview. During the third quarter of 2008 we continued execution of our strategic plan. In September, we changed the name at two of our campuses formerly operating under the Western School of Health & Business Careers to Sanford-Brown Institute thus enabling our students to have a broader foundation for a rewarding career in business or health-related fields. As a result of this name change, we recorded a $2.0 million noncash asset impairment charge to write off the value assigned to the Western School of Health & Business Careers trade name.

We continued to seek opportunities for optimizing our real estate footprint across the company. The third quarter results include $15.7 million in pretax charges, of which $9.7 million is noncash, associated with the exit of excess space and the termination of a lease for facilities within our Culinary Arts and Transitional Schools segments. The pretax charge is comprised of $10.9 million of lease termination and future minimum lease obligations, which is reflected within the educational services and facilities component of the consolidated statements of operations and a $4.8 million noncash asset impairment charge resulting from the write-off of the remaining leasehold improvements and other related equipment within the facilities that were exited.

Also during the third quarter, we continued to offer payment plans directly to eligible students to ensure that they can finish their existing educational programs with us and to allow new students the opportunity to attend our schools. We continue to closely monitor the lending environment to ensure that our current and prospective students have access to the necessary funds to successfully attend our schools. Through September 30, 2008, we had committed approximately $19.4 million of funding through these payment plans. As of September 30, 2008, $2.4 million is reflected within accounts receivable, net on our unaudited consolidated balance sheets.

Full Year 2008 Outlook. As we enter the fourth quarter 2008, we have accomplished a number of the foundation setting objectives that we established at the beginning of the year, including:

•

The renewal of our AIU brand. The Commission on Colleges of the Southern Association of Colleges and Schools (“SACS”) placed AIU on probation in December 2005 and removed it from probation in December 2007. Our new enhanced advertising has created greater awareness of AIU.

•	The opening of new locations. Through the third quarter 2008, we have opened two new locations: Kitchen Academy – Seattle, WA and Le Cordon Bleu – Boston, MA We have also seen strong growth in our Art & Design online programs and continue to expand our blended learning programs. Finally, as mentioned above, with the conversion of two of our Health Education campuses to Sanford-Brown Institute, we will be able to further expand its curriculum and benefit from the strong presence that the Sanford-Brown Institute exhibits.

•

Centralizing various areas to improve efficiency and reduce costs. We continue to examine how we spend our marketing and admissions dollars and how we manage our people within our human resources function. We are centralizing student financial aid processing across all of our campuses as well as aligning the SBUs and corporate staff to remove layers, overlaps and redundancies.

•

Proactively identifying sources of student financing during this time of uncertainty within the student lending marketplace. We will continue to lend to students already in school as well as to new students on a selective basis, focusing on the most creditworthy students. We will also continue to identify other financing alternatives for our students.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008, Compared to Three Months Ended September 30, 2007

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended September 30, 2008, compared to the three months ended September 30, 2007.

	For the Three Months Ended September 30,				% Change
	2008	% of Total Revenue	2007	% of Total Revenue	2008 vs. 2007
	(Dollars in thousands)
TOTAL REVENUE	$405,633		$427,205		-5.0%

OPERATING EXPENSES
Educational services and facilities expense	170,055	41.9%	162,636	38.1%	4.6%
General and administrative:
Advertising	64,522	15.9%	66,186	15.5%	-2.5%
Admissions	45,901	11.3%	55,891	13.1%	-17.9%
Administrative expense	96,560	23.8%	94,165	22.0%	2.5%
Bad debt expense	11,471	2.8%	10,944	2.6%	4.8%

Total general and administrative expense	218,454	53.9%	227,186	53.2%	-3.8%
Depreciation and amortization	19,034	4.7%	18,500	4.3%	2.9%
Goodwill and asset impairment	6,843	1.7%	—	0.0%	N/	A

OPERATING (LOSS) INCOME	(8,753)	-2.2%	18,883	4.4%	-146.4%

PRETAX (LOSS) INCOME	(6,309)	-1.6%	22,967	5.4%	-127.5%
(BENEFIT) PROVISION FOR INCOME TAXES	(6,263)	-1.5%	6,755	1.6%	-192.7%

Effective tax rate	99.3%		29.4%

(LOSS) INCOME FROM CONTINUING OPERATIONS	$(46)	0.0%	$16,212	3.8%	-100.3%

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(101)	0.0%	(651)	-0.2%	-84.5%

NET (LOSS) INCOME	$(147)	0.0%	$15,561	3.6%	-100.9%

Educational services and facilities expense includes costs directly attributable to the educational activity of our schools, including, (1) salaries and benefits of faculty, academic administrators, and student support personnel, (2) costs of educational supplies and facilities, including rents obligated by school leases, certain costs of establishing and maintaining computer laboratories, costs of student housing, and owned and leased facility costs, including lease termination costs, (3) royalty fees paid to Le Cordon Bleu, and (4) certain student financing costs. Also included in educational services and facilities expense are costs of other goods and services provided by our schools, including, textbooks, laptop computers, dormitory services, restaurant services, contract training, and cafeteria services.

General and administrative expense includes salaries and benefits of personnel in corporate and school administration, marketing, admissions, accounting, human resources, legal, and compliance. Costs of promotion and development, advertising and production of marketing materials, occupancy of the corporate offices, and bad debt expense are also included in this expense category.

Revenue

Revenue and student starts for the three months ended September 30, 2008 and 2007, and student population as of October 31, 2008 and 2007 are as follows. We believe student population totals as of October 31, 2008 and 2007 serve as the most reasonable approximations of the revenue-generating population during the three months ended September 30, 2008 and 2007.

	For the Three Months Ended September 30,				% Change
	2008	% of Total CEC	2007	% of Total CEC	2008 vs. 2007
	(Dollars in thousands)
REVENUE:
University	$172,856	43%	$166,322	39%	4%
Culinary Arts	85,961	21%	98,472	23%	-13%
Health Education	58,071	15%	51,916	12%	12%
Art & Design	61,766	15%	68,450	16%	-10%
International	12,595	3%	10,891	2%	16%

Subtotal	391,249		396,051		-1%
Transitional Schools	14,385	3%	31,151	8%	-54%
Corporate and other	(1)	—	3	—	-133%

Total revenue	$405,633		$427,205		-5%

STUDENT STARTS:
University	14,130	44%	13,120	42%	8%
Culinary Arts	4,710	15%	4,480	14%	5%
Health Education	5,600	18%	4,740	15%	18%
Art & Design	3,080	10%	3,490	11%	-12%
International	4,070	13%	3,380	11%	21%

Subtotal	31,590		29,210		8%
Transitional Schools	10	—	2,000	7%	-100%

Total student starts	31,600		31,210		1%

	As of October 31,				% Change
	2008	% of Total CEC	2007	% of Total CEC	2008 vs. 2007
STUDENT POPULATION:
University	44,800	45%	42,300	42%	6%
Culinary Arts	10,300	11%	12,100	12%	-15%
Health Education	17,200	17%	14,600	15%	18%
Art & Design	14,000	14%	14,700	15%	-5%
International	9,700	10%	8,600	8%	13%

Subtotal	96,000		92,300		4%
Transitional Schools	2,700	3%	8,200	8%	-67%

Total student population	98,700		100,500		-2%

University’s quarterly revenue increase is due to the alignment of on-ground and online campus calendars, which shifted six revenue earning days for AIU Online from the first quarter to the third quarter 2008 as well as the 8% increase in starts over the year-ago quarter. AIU and CTU’s on-ground and fully-online programs all benefited from higher starts in the quarter, as compared to the year-ago quarter; however, revenue continues to be negatively impacted by a shift in degree mix towards associate-degree programs which carry lower average revenues per student.

Culinary Arts’ quarterly revenue decrease is primarily attributable to a decrease in average student population due in part to the loss of third party financing. This decrease was partially offset by the increases in revenue as compared to the year-ago quarter from startup campuses. The increase in starts as compared to the year-ago quarter was due to the contribution of startup campuses which were not enrolling students in the third quarter 2007 as well as a change to the 2008 calendar which shifted an October start into September.

Health Education’s quarterly revenue increase is primarily attributable to strong growth in student populations and increased student starts as compared to the year-ago quarter. Health Education continues to focus on its admissions and financial assistance processes which has led to improved conversion and show rates as compared to the year-ago quarter. In addition, Health Education has improved in its retention of students. All of these factors have contributed to increased revenue.

Art & Design’s 10% decrease in quarterly revenue as compared to the year-ago quarter was driven by lower student populations associated in part with the loss of third party financing which more than offset the impact of growth from our newer campuses, IADT-Sacramento, CA, IADT-San Antonio, TX and the fully-online campus of IADT. Excluding the impact of these three campuses, revenue would have declined by approximately 16% as compared to the year-ago quarter.

International’s quarterly revenue increase includes approximately $0.4 million due to favorable foreign currency exchange rates. This coupled with the increase in population at both INSEEC and Istituto Marangoni contributed to the increase in revenue. INSEEC and Istituto Marangoni both enroll the majority of their students during the third quarter as their school calendars are more in-line with a traditional university with students beginning classes in September.

Transitional Schools’ quarterly revenue declined as the schools no longer are enrolling students. We expect revenue to continue to decline as compared to the prior year as the schools continue to wind down their operations.

Educational Services and Facilities Expense

Educational services and facilities expense increased $7.4 million as compared to the prior year quarter primarily due to the third quarter 2008 including lease exit costs of $10.9 million. During the third quarter, we vacated property within our Culinary Arts and Transitional Schools segments. The exit costs result from both terminating a lease for a dormitory facility at one of our Culinary Arts schools and the recording of future minimum lease obligations for space that was vacated within Culinary Arts and Transitional Schools. As we continue to evaluate our real estate needs and teach-out the remainder of the schools within our Transitional Schools segment, additional lease exit costs will be incurred. Excluding the effects of the lease exit costs, our educational services and facilities expense declined 2% driven by lower academic and other student related costs.

General and Administrative Expense

General and administrative expense decreased $8.7 million as compared to the prior year quarter primarily due to lower admissions expense resulting from our initiative to improve productivity which resulted in the reduction in the number of admissions representatives required to support our operations. This reduction was partially offset by a $2.4 million increase in administrative expenses over the prior year quarter resulting from a

$4.0 million increase in legal reserves which was partially offset by a recovery of $1.3 million related to a separate legal matter.

Bad debt expense incurred by each of our reportable segments during the three months ended September 30, 2008 and 2007 were as follows:

	For the Three Months Ended September 30,
	2008			2007
Segment:	Expense	As a % of Segment Revenue		Expense	As a % of Segment Revenue
	(Dollars in thousands)
University	$3,150	1.8%		$3,233	1.9%
Culinary Arts	3,259	3.8%		3,511	3.6%
Health Education	3,219	5.5%		2,541	4.9%
Art & Design	1,874	3.0%		1,008	1.5%
International	(233)	-1.8%		(365)	-3.4%
Transitional Schools	185	1.3%		1,082	3.5%
Corporate and other	17	N/	A	(66)	N/	A

Total bad debt expense	$11,471	2.8%		$10,944	2.6%

The increase in bad debt expense within Health Education is a result of higher average ending accounts receivable balances for students within the segment. The increase in bad debt expense as a percentage of segment revenue within Art & Design is also due to higher average balances for students both in- and out-of-school. The increase in the accounts receivable balances is due in part to the number of students participating in our extended payment plan programs. As these students are making smaller in-school payments, their respective accounts receivable balances are growing while in school. As a result, bad debt expense is increasing both in pure dollars (a higher allowance is required) and as a percentage of revenue.

Goodwill and Asset Impairment

Noncash asset impairment charges of $6.8 million were recorded in the third quarter 2008. These charges consisted of $2.0 million intangible asset impairment and $4.8 million asset impairment. In September 2008, we changed the name of two of our campuses from Western School of Health & Business Careers to Sanford-Brown Institute. In connection with the acquisition of Western School of Health & Business Careers, we had assigned $2.0 million to the trade name. As we are no longer utilizing the name, an impairment charge was recorded. Also during the third quarter, we consolidated a campus within the Culinary Arts segment and exited one of our buildings. In addition to recording a charge associated with the future minimum lease obligation, which is reflected within educational services and facilities expense, we wrote off the remaining net book value associated with the leasehold improvements and other furniture and equipment within this building which amounted to $4.8 million.

Operating (Loss) Income

Operating (loss) income and operating margin percentage for the three months ended September 30, 2008 and 2007, by segment, were as follows:

	For the Three Months Ended September 30,
	2008	Operating Margin %	2007	Operating Margin %
	(Dollars in thousands)
OPERATING (LOSS) INCOME:
University	$27,341	15.8%	$16,899	10.2%
Culinary Arts	(10,423)	-12.1%	15,566	15.8%
Health Education	3,289	5.7%	2,578	5.0%
Art & Design	3,832	6.2%	8,281	12.1%
International	(5,240)	-41.6%	(3,054)	-28.0%
Transitional Schools	(10,646)	-74.0%	(8,879)	-28.5%
Corporate and other	(16,906)	—	(12,508)	—

Total operating (loss) income	$(8,753)	-2.2%	$18,883	4.4%

The current quarter operating loss includes asset impairment charges of $6.8 million and lease exit costs of $10.9 million. Excluding these costs from the third quarter 2008 reported loss, operating income would have declined $9.9 million primarily due to the $21.6 million decline in revenue as compared to third quarter 2007 more than offsetting the $11.7 million decline in operating expenses.

University’s quarterly operating income increase over the prior year quarter was driven by the AIU online calendar alignment, as well as lower academics and admissions expenses resulting from ongoing cost efficiency measures.

Culinary Arts’ current quarter operating loss includes the following significant items:

•	$9.7 million in lease exit charges related to two facilities within the segment,

•	a $4.8 million asset impairment charge due to the exit of the facility, and

•	a $4.0 million expense associated with the possible settlement of a legal matter.

The affects of these items on operating income in the current quarter coupled with lower revenue as compared to the prior year quarter more than offset reductions in other operating expenses within Culinary Arts.

Health Education’s quarterly operating income increased over the year-ago quarter as a result of higher revenue. The current quarter operating income also includes a $2.0 million trade name impairment charge resulting from the name change at one of its schools which was partially offset by a $1.3 million increase to income resulting from the favorable outcome of a legal matter.

Art & Design’s quarterly operating income decreased primarily due to lower revenue and higher bad debt expense as compared to the year-ago quarter.

International’s quarterly operating loss increased primarily due to increases in academics and admissions expense to support the revenue growth in the business. The current quarter operating loss was also positively impacted by $0.8 million related to favorable foreign currency exchange rates.

Transitional Schools operating loss in the current quarter includes a $1.2 million charge related to lease exit costs. In addition, as no new students were enrolled in the schools following the announced teach-out, we expect to continue experiencing operating losses as the existing students complete their respective programs.

Corporate and other expenses include those costs that are incurred on behalf of the entire Company, including costs attributable to legal, finance, human resources, marketing and certain centralized activities related to student financing, including financial aid processing, student account posting and collections. We allocate a portion of these expenses to our strategic business units based upon a percentage of revenue. The increase in corporate and other expenses in the current quarter is primarily due to higher performance-based compensation expense and a reduction in the amount of expenses allocated to the strategic business units due to the decline in revenue.

(Benefit) Provision for Income Taxes

Our consolidated effective income tax rate for continuing operations was 99.3% for the three months ended September 30, 2008, as compared to 29.4% for the comparable prior-year period. During the third quarter 2008, we realized a permanent tax benefit on the sale of a foreign entity. The effects of this reduced our effective tax rate for the year. As a result, the quarterly effective tax rate has been significantly impacted by the recognition of this deduction and the catch-up realized from the recording of a higher effective tax rate for the first and second quarters 2008. We are estimating as of the third quarter that our annual effective tax rate for 2008 will be 27.0% on continuing operations but will increase in the fourth quarter as additional schools move to discontinued operations.

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

Loss from Discontinued Operations

The results of operations for Brooks College – Sunnyvale, CA and IADT – Toronto for all periods presented comprise the loss from discontinued operations. During the second quarter, we sold IADT – Toronto and ceased operations at Brooks College – Sunnyvale, CA. We do not anticipate any further significant costs from either campus. As future campuses within the Transitional Schools Division cease operations, we will reclassify their results of operations for all periods presented to discontinued operations. We are expecting three additional schools within the Transitional Schools Division to cease operations by the end of fiscal 2008.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2008, Compared to Nine Months Ended September 30, 2007

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.

	For the Nine Months Ended September 30,				% Change
	2008	% of Total Revenue	2007	% of Total Revenue	2008 vs. 2007
	(Dollars in thousands)
TOTAL REVENUE	$1,278,952		$1,308,234		-2.2%

OPERATING EXPENSES
Educational services and facilities expense	502,617	39.3%	479,885	36.7%	4.7%
General and administrative:
Advertising	195,483	15.3%	200,756	15.3%	-2.6%
Admissions	154,573	12.1%	177,927	13.6%	-13.1%
Administrative expense	296,908	23.2%	297,789	22.8%	-0.3%
Bad debt expense	33,043	2.6%	31,675	2.4%	4.3%

Total general and administrative expense	680,007	53.2%	708,147	54.1%	-4.0%
Depreciation and amortization	58,630	4.6%	56,043	4.3%	4.6%
Goodwill and asset impairment	9,070	0.7%	—	0.0%	N/	A

OPERATING INCOME	28,628	2.2%	64,159	4.9%	-55.4%

PRETAX INCOME	41,421	3.2%	79,723	6.1%	-48.0%
PROVISION FOR INCOME TAXES	9,655	0.8%	27,329	2.1%	-64.7%

Effective tax rate	23.3%		34.3%
INCOME FROM CONTINUING OPERATIONS	$31,766	2.5%	$52,394	4.0%	-39.4%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(2,838)	-0.2%	(1,670)	-0.1%	69.9%

NET INCOME	$28,928	2.3%	$50,724	3.9%	-43.0%

Revenue

Revenue and student starts for the nine months ended September 30, 2008 and 2007 are as follows:

	For the Nine Months Ended September 30,				% Change
	2008	% of Total CEC	2007	% of Total CEC	2008 vs. 2007
	(Dollars in thousands)
REVENUE:
University	$525,365	41%	$530,746	40%	-1%
Culinary Arts	251,026	20%	271,743	21%	-8%
Health Education	171,120	13%	152,369	12%	12%
Art & Design	196,214	15%	202,328	15%	-3%
International	71,872	6%	49,322	4%	46%

Subtotal	1,215,597		1,206,508		1%
Transitional Schools	63,347	5%	101,587	8%	-38%
Corporate and other	8	—	139	—	-94%

Total revenue	$1,278,952		$1,308,234		-2%

STUDENT STARTS:
University	41,560	53%	39,830	51%	4%
Culinary Arts	8,910	12%	9,280	12%	-4%
Health Education	14,920	19%	12,840	17%	16%
Art & Design	6,610	8%	6,650	9%	-1%
International	4,950	6%	4,110	5%	20%

Subtotal	76,950		72,710		6%
Transitional Schools	1,500	2%	4,890	6%	-69%

Total student starts	78,450		77,600		1%

University’s decline in revenue for the first nine months of 2008 is primarily due to a decrease in AIU average revenue per student as compared to the year-ago period. Average revenue per student declined primarily due to growth of student population in the University’s fully-online associate degree programs, which maintain lower tuition rates than bachelor’s degree and master’s degree programs. The AIU revenue decrease was partially offset by increases in student population and revenue in CTU’s fully-online and ground programs.

Culinary Arts’ decline in revenue for the first nine months of 2008 is primarily attributable to a decrease in average student population primarily due to the loss of third party financing, partially offset by revenue from startup campuses which were not enrolling students in the first nine months of 2007.

Health Education’s increase in revenue for the first nine months of 2008 is primarily attributable to strong growth in student populations along with increased student starts as compared to the prior year period. Health Education’s revenue is also benefiting from a decrease in student attrition as more students complete their programmatic studies.

Art & Design’s decline in revenue for the first nine months of 2008 continues to be attributed to the reduction of student starts and related populations. A factor in the lower student starts is the elimination of third party financing for certain prospective students. In addition, Art & Design is experiencing a higher level of attrition in the current year as compared to the prior year. These declines are being somewhat offset by the growth of the newer campuses, IADT-Sacramento, CA, IADT-San Antonio, TX and the fully-online campus of IADT. Excluding the positive revenue impact of these three campuses, Art & Design revenue for the first nine months of 2008 would have been down approximately 10% as compared to the prior year period.

International’s increase in revenue for the first nine month of 2008 includes approximately $7.6 million due to favorable foreign currency exchange rates and $3.3 million of additional revenue in the first quarter 2008 as compared to the prior year period due to the acquisition of Istituto Marangoni at the end of January 2007. The remainder of the increase in revenue as compared to the prior year is driven by strong student population growth.

Transitional Schools’ revenue declined as the schools no longer are enrolling students. We expect revenue to continue to decline as compared to the prior year as the schools continue to wind down their operations.

Educational Services and Facilities Expense

Educational services and facilities expense increased $22.7 million as compared to the prior year. The current year expense includes $10.9 million of charges related to the termination of a dormitory lease at one of our Culinary Arts schools and the recording of future minimum lease obligations for space that was vacated within Culinary Arts and Transitional Schools. The current year also includes $6.7 million of severance and stay bonus expense associated with our decision to teach-out certain campuses and our efforts to reduce redundancies within our organization. In addition, academic costs have increased as compared to the prior year to support the revenue growth within Health Education and International. International expenses were also negatively impacted by effects of foreign currency exchange rates.

General and Administrative Expense

General and administrative expense decreased $28.1 million as compared to the prior year. The prior year results include expenses of approximately $13.1 million related to the settlement of certain legal matters. The current year expenses include $6.6 million of severance and stay bonus expense associated with our decision to teach-out certain campuses and our efforts to reduce redundancies within the organization and $2.7 million net expense associated with certain legal matters. Excluding these expenses, general and administrative expenses declined significantly due to a reduction in spending required to support our Transitional Schools and lower admissions expense.

Bad debt expense and bad debt expense as a percentage of revenue incurred by each of our reportable segments during the nine months ended September 30, 2008 and 2007 were as follows:

	For the Nine Months Ended September 30,
	2008			2007
Segment:	Expense	As a % of Segment Revenue		Expense	As a % of Segment Revenue
	(Dollars in thousands)
University	$10,317	2.0%		$11,648	2.2%
Culinary Arts	9,965	4.0%		7,563	2.8%
Health Education	6,522	3.8%		6,906	4.5%
Art & Design	4,928	2.5%		2,292	1.1%
International	260	0.4%		(18)	0.0%
Transitional Schools	1,311	2.1%		3,066	3.0%
Corporate and other	(260)	N/	A	218	N/	A

Total bad debt expense	$33,043	2.6%		$31,675	2.4%

The increase in bad debt expense as a percentage of segment revenue within Culinary Arts and Art & Design is a result of higher accounts receivable balances. The increase in the accounts receivable balances is due in part to the number of students participating in our extended payment plan programs. As these students are making smaller in-school payments, their respective accounts receivable balances are growing. This coupled with lower revenue within each of these segments as compared to the prior year results in a higher percentage.

Goodwill and Asset Impairment

Noncash asset impairment charges of $6.8 million were recorded in the third quarter 2008. These charges consisted of $2.0 million intangible asset impairment and $4.8 million asset impairment. In September 2008, we changed the name of two of our campuses from Western School of Health & Business Careers to Sanford-Brown Institute. In connection with the acquisition of Western School of Health & Business Careers, we had assigned $2.0 million to the trade name. As we are no longer utilizing the name, an impairment charge was recorded. Also during the third quarter, we exited one of our buildings within the Culinary Arts segment. In addition to recording a charge associated with the future minimum lease obligation, which is reflected within educational services and facilities expense, we wrote off the remaining net book value associated with the leasehold improvements and other furniture and equipment within this building which amounted to $4.8 million.

During the first quarter 2008, we recorded a $2.1 million noncash asset impairment charge related to the reduction in asset carrying values for one campus within our Transitional Schools division that is currently being taught-out.

Operating Income

Operating income (loss) and operating margin percentage for the nine months ended September 30, 2008 and 2007, by segment, were as follows:

	For the Nine Months Ended September 30,
	2008	Operating Margin %	2007	Operating Margin %
	(Dollars in thousands)
OPERATING INCOME (LOSS):
University	$79,806	15.2%	$75,903	14.3%
Culinary Arts	(5,317)	-2.1%	34,121	12.6%
Health Education	12,191	7.1%	9,062	5.9%
Art & Design	19,002	9.7%	18,557	9.2%
International	10,754	15.0%	3,577	7.3%
Transitional Schools	(36,926)	-58.3%	(37,619)	-37.0%
Corporate and other	(50,882)	—	(39,442)	—

Total operating income	$28,628	2.2%	$64,159	4.9%

The current year nine-month operating income includes severance and stay bonus expense of $13.3 million, lease exit costs of $10.9 million, asset impairment charges of $9.1 million and net expense associated with legal settlements of $2.7 million. The prior year operating income includes expenses of $13.1 million in connection with the settlement of certain legal matters.

University’s increase in operating income is attributable to lower operating expenses, primarily admissions related, which more than offset the reduction in revenue. In addition, the current year nine-month operating income includes higher advertising expense associated with the AIU media campaign.

Culinary Arts’ current year nine-month operating loss includes a $9.7 million lease exit charge related to two facilities, a $4.8 million asset impairment charge due to the exit of the facility and a $4.0 million expense associated with the possible settlement of a legal matter. These charges coupled with lower revenue and higher bad debt expense resulted in a significant reduction to operating income.

Health Education’s operating income increased primarily due to the growth in student population in the current nine-month period.

Art & Design’s operating income for the first nine months of 2007 included approximately $4.1 million of expenses associated with the settlement of certain legal matters. Excluding the effects of these expenses, operating income for the first nine months of 2008 would have declined $3.8 million as compared to the prior year period resulting from the decline in revenue more than offsetting reductions in certain expenses.

International’s significant increase in operating income is primarily due to strong revenues, the favorable effects of foreign currency exchange rates and having one additional month of Istituto Marangoni operations included within 2008 as a result of the acquisition of Istituto Marangoni being effective January 25, 2007.

Transitional Schools’ operating loss in the current nine-month period included $9.5 million of severance and stay bonus expense associated with the announced teach-out of the campuses. The prior year operating loss included $9.0 million of expenses associated with the settlement of certain legal matters. As no new students were enrolled in the schools following the announced teach-out, we expect to continue to experience operating losses as the existing students complete their respective programs.

Corporate and other expenses include those costs that are incurred on behalf of the entire Company, including costs attributable to legal, finance, human resources, marketing and certain centralized activities related to student financing, including financial aid processing, student account posting and collections. We allocate a portion of these expenses to our strategic business units based upon a percentage of revenue. The increase in corporate and other expenses in the current nine-month period is primarily due to higher performance-based compensation expense and a reduction in the amount of expenses allocated to the strategic business units due to the decline in revenue.

Provision for Income Taxes

Our consolidated effective income tax rate for continuing operations was 23.3% for the nine months ended September 30, 2008, as compared to 34.3% for the comparable prior-year period. The decline in our effective income tax rate was primarily due to the recognition of a permanent tax benefit on the sale of a foreign entity, a higher percentage of our income from continuing operations resulting from our not-for-profit operations in Europe and the reduction of tax reserves due to the expiration of the statute of limitations on international tax matters and the closing of a state income tax audit.

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

Litigation and Regulatory Matters

See Note 7 “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements for a discussion of selected litigation and regulatory matters.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 12 “Recent Accounting Pronouncements” of the notes to our unaudited consolidated financial statements for a discussion of recent accounting pronouncements that may affect us.

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

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

As of September 30, 2008, total cash and cash equivalents and investments were $509.0 million. Our cash flows from operating activities have historically been adequate to fulfill our liquidity requirements. We finance our operating activities and our organic growth primarily through cash generated from operations. We finance acquisitions primarily through funding from a combination of credit facility borrowings and cash generated from operations. We anticipate that we will be able to satisfy the cash requirements associated with our working capital needs, capital expenditures, and lease commitments through the next 12 months primarily with cash generated by our operations, existing cash balances, and borrowings under our existing credit agreements.

The ED requires that Title IV Program funds collected in advance of student billings be kept in a separate cash account until students are billed for the portion of their program related to those Title IV Program funds collected. As of September 30, 2008 and 2007, the amount of restricted cash balances held in separate cash accounts was not material. Also included in cash and cash equivalents on our unaudited consolidated balance sheets are amounts related to certain of our European campuses that are not-for-profit schools. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. The amount of not-for-profit cash and cash equivalents with restrictions was $43.4 million and $39.9 million at September 30, 2008 and December 31, 2007, respectively. Restrictions on these cash balances have not affected, nor do we believe that such restrictions will affect, our ability to fund our daily operations.

Operating Cash Flows

During the nine months ended September 30, 2008, net cash flows provided by operating activities totaled $158.9 million, compared to net cash flows provided by operating activities during the nine months ended September 30, 2007 of $193.2 million. The decrease in operating cash flows in 2008 was due to lower net income as compared to the prior year, as well as higher payments made during the nine months ended September 30, 2008 related to legal matters accrued for in previous periods.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students finance tuition costs through a variety of funding sources, including federal loan and grant programs, state grant programs, private loans and grants, private and institutional scholarships, and cash payments. The following table summarizes our U.S. schools’ cash receipts from tuition payments by fund source as a percentage of total tuition payments received for the nine months ended September 30, 2008 and 2007. The percentages reflected therein were determined based upon each U.S. school’s cash receipts for the nine months ended September 30, 2008 and 2007.

	For the Nine Months Ended September 30,
	2008	2007
Title IV Program funding
Stafford loans	49.0%	44.0%
Grants	13.1%	10.9%
PLUS loans	5.1%	7.3%

Total Title IV Program funding	67.2%	62.2%

Private loans
Non-recourse loans	10.3%	15.5%
Recourse loans	1.7%	2.7%

Total private loans	12.0%	18.2%

Scholarships, grants and other	4.2%	3.5%
Cash payments	16.6%	16.1%

Total tuition receipts	100.0%	100.0%

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

Student Receivables. The decrease in student receivables is primarily due to lower outstanding receivables within our International segment and Transitional Schools division. Our allowance for doubtful accounts as a percentage of gross student receivables and quarterly days sales outstanding were as follows as of the dates indicated:

	As of
	September 30, 2008	December 31, 2007
Allowance for doubtful accounts as a percentage of gross student receivables	39.2%	37.1%
Quarterly days sales outstanding	14	14

Our primary uses of cash to support our operating activities include, among other things, cash paid to employees for services, to vendors for products and services, to lessors for rents and operating costs related to leased facilities, to suppliers for textbooks and other school supplies, and to federal, state, and provincial governments for income and other taxes.

Investing Cash Flows

The increase in net cash used in investing activities as compared to the prior year was primarily related to retaining our available-for-sale investments driven by strong operating cash flows. Included in the cash flows for the nine months ended September 30, 2007, was the acquisition of Istituto Marangoni in January 2007.

Financing Cash Flows

The decrease in net cash used in financing activities was primarily attributable to a decrease in the amount of cash used for repurchases of our common stock. During the nine months ended September 30, 2007, we repurchased 4.9 million shares of our common stock for approximately $149.2 million. During the nine months ended September 30, 2008, we repurchased 1.0 million shares for approximately $14.1 million.

As of September 30, 2008, we had revolving loans totaling approximately $9.4 million and letters of credit totaling approximately $10.4 million outstanding under our $185.0 million U.S. Credit Agreement. The availability under our U.S. Credit Agreement as of September 30, 2008, was $165.2 million.

Although we anticipate that we will be able to satisfy the cash requirements for our working capital needs, capital expenditures, and commitments through at least the next 12 months primarily with cash generated by our operations, existing cash and investment balances, and, if necessary, borrowings under our existing credit agreements, we are not able to reasonably assess the effect of loss contingencies on future cash requirements and liquidity. See Note 7 “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional discussion of such loss contingencies.

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

As of September 30, 2008, there have been no other significant changes to our contractual obligations from December 31, 2007 and we were not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

Changes in Financial Position – September 30, 2008 compared to December 31, 2007

Selected unaudited consolidated balance sheet account changes from December 31, 2007 to September 30, 2008 are as follows:

	As of		% Change
	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Assets
Current assets:
Investments	$284,046	$166,618	70%
Assets of discontinued operations	628	23,554	-97%
Non-current assets:
Property and equipment, net	302,955	337,073	-10%
Liabilities
Current liabilities:
Accrued expenses:
Payroll and related benefits	56,435	34,305	65%
Other	76,784	102,058	-25%
Stockholders’ equity
Retained earnings	770,955	736,603	5%

Investments: The increase in investments of $117.4 million is primarily driven by strong operating cash flows. Share repurchase activities of $149.2 million during the first nine months of 2008 required the use of cash and investments.

Assets of discontinued operations: The decrease in assets is due to the depletion and write-off of assets as these campuses are either sold or taught out in 2008.

Property and equipment, net: The decrease in assets is primarily due to depreciation expense and asset impairment charges of $7.1 million for the nine month period ended September 30, 2008.

Accrued expenses—Payroll and related benefits: The increase of $22.1 million primarily relates to a higher level of accrued compensation related to our employee incentive plans.

Accrued expenses—other: The decrease of $25.2 million is primarily due to payment of legal settlements during the first nine months of 2008.

Retained earnings: The increase of $34.3 million is due to current period earnings.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We use various techniques to manage our market risk, including, from time to time, the use of derivative financial instruments. We do not use derivative financial instruments for speculative purposes.

A portion of our investments are auction rate securities (“ARS”) with maturities generally every 28 or 35 days. ARS generally have stated terms to maturity of greater than one year. However, we classify investments in auction rate municipal bonds and ARS as current on our consolidated balance sheets due to our ability to divest our holdings at auction maturity, which is less than one year. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security, which is generally higher than the rate prior to the auction failure, until the next auction date. The auctions of ARS investments that we hold as of September 30, 2008, have failed over the past quarter. These investments, however, have continued to accrue interest and are auctioned on a set interval until the auction succeeds, the issuer calls the securities, or they mature. As of September 30, 2008, we do not consider the value of our investments in ARS to be impaired. If however, the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. Investments that are ARS were $13.3 million at September 30, 2008 and $148.0 million at December 31, 2007.

Interest Rate Exposure

Our borrowings under our credit agreements bear annual interest at variable rates tied to the prime rate and the British Bankers Association LIBOR rate. Total outstanding borrowings under these credit agreements were $9.4 million and $11.2 million as of September 30, 2008 and December 31, 2007, respectively.

The weighted average interest rate of borrowings under our credit agreements was 4.41% and 4.49% as of September 30, 2008, and December 31, 2007, respectively.

In addition, we had capital lease obligations totaling $2.2 million and $2.8 million as of September 30, 2008, and December 31, 2007, respectively.

We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

Foreign Currency Exposure

We are subject to foreign currency exchange exposures arising from current and anticipated transactions denominated in currencies other than the U.S. dollar and the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts. Specifically, we are subject to risks associated with fluctuations in the value of the Euro and the British pound vis-à-vis the U.S. dollar. Our investment in our foreign operations as of September 30, 2008, was not significant to our consolidated financial position and the book values of the assets and liabilities of such foreign operations as of September 30, 2008, approximated their fair values.

In addition, as of September 30, 2008, we had $9.4 million denominated in €6.7 million of borrowings outstanding under our U.S. Credit Agreement.

We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in foreign currency exchange rates is not significant.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Note 7 “Commitments and Contingencies” to our unaudited consolidated financial statements is incorporated herein by reference.

Item 1A.	Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, and results of operations and the market price of our common stock. Item 1A of our Annual Report on Form 10-K for year ended December 31, 2007, includes a detailed discussion of these risk factors which we believe still exist in our business. In addition to those risk factors,

Tightened credit markets in the U.S. business economy, Federal legislation and regulations affecting higher education and addressing credit market problems, any changes in federal funding levels for federal student financial aid programs, or changes in other governmental or regulatory bodies’ laws, regulations and practices relating to other student financial aid programs, could adversely affect our business.

The Higher Education Opportunity Act (“HEOA”), signed into law on August 14, 2008, the first full reauthorization of the Higher Education Act of 1965, as amended, since 1998. The HEOA imposes a substantial number of new student lending related reporting and disclosure obligations on institutions that participate in Title IV federal student financial aid programs. In addition, Congress must annually appropriate funds for Title IV programs. Pending regulations under HEOA and Congress’ willingness or ability to maintain or increase funding for Title IV programs, could adversely impact our ability to participate in the Title IV programs and the availability of Title IV and non-Title IV funding sources for our students.

On October 23, 2008, Congress enacted the Emergency Economic Stabilization Act of 2008, which provides authority for the Federal Government to purchase and insure certain types of troubled assets for the purposes of providing stability to and preventing disruption in the economy and financial system and protecting taxpayers, and for other purposes. These actions, as well as private lenders’ willingness and ability to make private student loans and the U.S. markets and general economic conditions, could have a material adverse impact on our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the nine months ended September 30, 2008:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2008—January 31, 2008	—	$—	—	$209,523,823
February 1, 2008—February 29, 2008	—	—	—	209,523,823
March 1, 2008—March 31, 2008	1,000,000	13.84	1,000,000	195,682,223
April 1, 2008—April 30, 2008	—	—	—	195,682,223
May 1, 2008—May 31, 2008	—	—	—	195,682,223
June 1, 2008—June 30, 2008	—	—	—	195,682,223
July 1, 2008—July 31, 2008	—	—	—	195,682,223
August 1, 2008—August 31, 2008	—	—	—	195,682,223
September 1, 2008—September 30, 2008	—	—	—	195,682,223

Total	1,000,000	$13.84	1,000,000

(1)	Our Board of Directors had authorized us to use up to approximately $800.2 million for the repurchase of shares of our outstanding common stock. Pursuant to this stock repurchase program, we may repurchase shares of our outstanding common stock on the open market or in private transactions from time to time, depending on factors including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION

Date: November 5, 2008	By:	/S/ GARY E. MCCULLOUGH
Gary E. McCullough
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2008	By:	/S/ MICHAEL J. GRAHAM
Michael J. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)