Form 10-K
period 2008-12-31
CAREER EDUCATION CORP
filed 2009-02-20
CIK 1046568

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant, based upon the $14.61 per share closing sale price of the Registrant’s common stock on June 30, 2008 (the last business day of the Registrant’s most recently completed second quarter), was approximately $1,240,605,199. For purposes of this calculation, the Registrant’s directors and executive officers and holders of 10% or more of the Registrant’s outstanding shares of voting common stock have been assumed to be affiliates, with such affiliates holding an aggregate of 4,670,052 shares of the Registrant’s voting common stock on June 30, 2008. As of January 31, 2009, the number of outstanding shares of Registrant’s common stock was 89,750,641.

Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement for the Registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company,” and “CEC” refer to Career Education Corporation and our wholly-owned subsidiaries. The terms “school” and “university” each refer to an individual, branded, proprietary educational institution owned by us and includes its campus locations. The term “campus” refers to an individual main or branch campus operated by one of our schools.

BUSINESS OVERVIEW

We are a global education company committed to quality outcomes and career opportunities for a diverse student population. We are a leading on-ground provider of private, for-profit, postsecondary education in the U.S. and have a substantial presence in online education. Our schools and universities prepare students for professionally and personally rewarding careers through the operation of more than 75 on-ground campuses located throughout the United States and in France, Italy and the United Kingdom and three fully-online academic platforms. Our six reportable segments are:

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

Health Education primarily includes our Sanford-Brown schools that collectively offer academic programs in the career-oriented disciplines of health education, complemented by certain programs in business studies, visual communications and design technologies, and information technology in a classroom or laboratory setting.

Art & Design includes our Brooks Institute, Brown College, Collins College, Harrington College of Design and International Academy of Design & Technology (“IADT”) schools. Collectively, these schools offer academic programs primarily in the career-oriented disciplines of fashion design, game design, graphic design, interior design, film and video production, photography, and visual communications in a classroom, laboratory or online setting.

International includes our INSEEC Group (“INSEEC”) schools and Istituto Marangoni schools located in France, Italy and the United Kingdom, which collectively offer academic programs in the career-oriented disciplines of business studies, health education, fashion and design, and visual communications and technologies in a classroom or laboratory setting.

Transitional Schools includes those schools that are currently being taught out. As of December 31, 2008, the following campuses were included within Transitional Schools: McIntosh College; Lehigh Valley College; seven of the campuses that were part of the Gibbs Division, including Gibbs Colleges in Cranston, RI; Boston, MA; Livingston, NJ; Norwalk and Farmington, CT; and Katharine Gibbs Schools in New York, NY and Norristown, PA; and AIU—Los Angeles, CA.

See Note 17 “Segment Reporting” of the notes to our consolidated financial statements for further discussion.

INDUSTRY BACKGROUND AND COMPETITION

The postsecondary education industry includes approximately 6,900 institutions that participate in federally-sponsored financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended and as reauthorized by the Higher Education Act signed into law on August 14, 2008 (“HEA”), which we refer to as “Title IV Programs.” According to the National Center for Education Statistics (“NCES”), there were approximately 6,540 Title IV eligible postsecondary education institutions in the United States as of the fall of 2006, including approximately 2,680 private, for-profit schools; approximately 2,010 public, non-profit schools; and approximately 1,850 private, non-profit schools. According to the U.S. Department of Education, in the fall of 2006, approximately 18.2 million students were attending degree-granting institutions that participate in the various financial aid programs under Title IV of the HEA.

The postsecondary education industry is highly fragmented, with no one provider controlling significant market share. Students choose among providers based on programs and degrees offered, program flexibility and convenience, quality of instruction, placement rates, reputation, recruiting effectiveness and cost. Such multi-faceted market fragmentation results in significant differentiation among various education providers.

Our primary competitors in the publicly-traded, for-profit postsecondary education industry are: Apollo Group, Capella Education, Corinthian Colleges, DeVry Inc., ITT Educational Services, Kaplan, a division of Washington Post Company and Strayer Education. We also compete with a number of privately held, for-profit postsecondary institutions, including Education Management LLC and Laureate Education, Inc.

BUSINESS AND OPERATING STRATEGY

To compete successfully in today’s demanding workplace, we believe individuals significantly benefit from a solid educational foundation that provides them with the knowledge and skills they will use on the job. Our business and operating strategy is focused on educating students for jobs in specific fields, and enabling our schools to meet the needs and demands of our students. We have aligned our strategic plan on five broad choices:

Grow Our Core Educational Institutions

Our schools operating under the AIU, CTU, IADT, LCB and Sanford-Brown brand names generate over 70% of our domestic revenue and operating income. We continue to focus our time, energy, and resources on these five brands. We will adequately resource the remaining brands, but intend to be more judicious in allocating our internal resources and in prioritizing certain functional activities.

As of December 31, 2008, approximately 37% of our students were obtaining their education online. For students whose lifestyles demand flexibility in learning, our schools’ fully-online platforms, AIU Online, CTU Online and IADT Online, deliver a quality educational experience through 100% Internet-based courses. Our schools’ fully-online platforms provide us with an opportunity to expand our business both domestically and internationally. We will continue to invest resources in this rapidly growing area of fully-online education to promote organic growth. We will also continue to explore the option of expanding our online presence through the offering of fully-online platforms at our on-ground schools and the introduction of new program offerings to our schools’ existing fully-online platforms.

Along with our fully-online platforms, we continue to develop our blended learning model, which capitalizes on our universities’ online platforms’ virtual campus platform and enables students at our on-ground campuses to complete a portion of their academic programs on-ground and a portion of their academic programs utilizing our universities’ online platforms’ virtual campus. We believe that our blended learning model provides our current and prospective students with the program flexibility that they desire.

In addition, we seek to foster organic growth by expanding program offerings at our schools. Many of our schools are able to leverage educational programs that have been successful at one of our campuses by selectively establishing similar programs at other campuses. In addition, we are aggressively developing new curricula to be offered across our campuses.

To effectively serve the educational needs of our students, our schools offer a full range of educational options, including doctoral degree, master’s degree, bachelor’s degree, associate’s degree, and non-degree certificate and diploma programs. Our schools focus on these five core curricula that we believe have traditionally provided quality employment opportunities for well-prepared graduates.

Enter New Markets

A key component of our schools’ growth strategy is the establishment of start-up branch campuses of our existing schools. We define start-up campuses as branch campuses that have been instructing students for less than 12 months, including those campuses that have not yet opened for instruction. Start-up branch campuses enable our schools to capitalize on new markets or geographic locations that exhibit strong enrollment potential or exhibit the potential to establish a successful operation based on one of our core curricula.

As of December 31, 2008, four of our campuses were in the start-up stage. Our LCB Boston, MA campus began instructing students in the second quarter 2008, and our Kitchen Academy Seattle, WA campus began instructing students in the third quarter 2008. Our Sanford-Brown Institute in San Antonio, TX and LCB St. Louis, MO campuses are expected to begin instructing students in the second quarter 2009.

We will continue to seek to grow our education institutions through geographic and programmatic extensions. We currently operate in 22 U.S. states and three countries outside of the U.S. We believe there are growth opportunities both within the U.S. and internationally.

Improve Academic and Operational Effectiveness

As we look for opportunities to add and expand our presence, we also strive for continuous improvement in our existing business. This includes not only looking for opportunities to improve service through standardizing and centralizing processes and leveraging technology, but also in expanding our development of new curricula and programs. We are focused on seeking opportunities to leverage best practices across our existing business.

Build our Reputation and External Relationships

We are committed to maintaining an industry-leading compliance program. We have developed rules, policies and standards to guide the conduct of our employees. Our compliance objectives include the development of processes and controls to help ensure compliance with applicable rules, standards and laws. We believe that a key to meeting these objectives is our continued emphasis on individual and organizational responsibility for compliance. Additionally, we have utilized technology to improve the design and operation of our network of compliance controls and to develop tools that enable our corporate and school personnel to proactively monitor their overall compliance environment for indicators of potential compliance issues.

Grow and Develop Our People

We are committed towards creating and maintaining a high performance culture of engaged employees who embrace our Mission and Values while operating with a clear understanding of their role and accountabilities towards contributing to the success of the organization. We promote a culture that provides all employees the opportunity to grow and develop their skills and advance their contributions and careers. We engage in meaningful talent management and succession planning to promote the optimum use of our human capital and strive to further refine and develop the skills and capabilities of our leaders. We ensure that effective programs exist to recognize and reward our employees and provide meaningful health and welfare benefits to contribute towards their general well-being.

Student Recruitment and Admissions

Our schools seek highly motivated, career-oriented students with both the desire and ability to complete their academic programs of choice. To promote interest among potential students, each of our schools engages in a wide variety of marketing activities. Each of our on-ground campuses has an admissions office whose staff is responsible for identifying individuals interested in enrolling at the campuses. Admissions representatives serve as prospective students’ primary contacts, providing information to help them make informed enrollment decisions and assisting them with the completion of the enrollment process. As of December 31, 2008, our domestic schools employed approximately 1,823 admissions representatives serving both current and potential students.

We seek to increase enrollment at each of our schools through concentrated local, regional, national and Internet-based marketing programs designed to maximize each campus’ market penetration. We continually strive to design marketing programs that describe our campuses quality educational programs offered and potential job opportunities that may be available to our graduates. The following table represents our estimated percentage of domestic student starts generated by leads obtained from various marketing sources during the years ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007
Internet	71%	70%
Referrals	14%	14%
Television and print	9%	11%
High school presentations	2%	3%
Direct mailings	1%	1%
Other	3%	1%

The admissions and entrance standards of each of our schools are intended to identify students who are equipped to meet the requirements of their chosen program of study. We believe that a success-oriented student body ultimately results in higher student retention and employment rates, increased student and employer satisfaction, and lower student default rates on government loans. Generally, to be qualified for admission to one of our schools, an applicant must have received a high school diploma or a recognized equivalent, such as a General Education Development certificate. Some of our programs may also require applicants to meet other admissions requirements, such as obtaining certain minimum scores on assessment examinations.

Student Academics and Retention

Our schools and universities offer a wide array of career-based programs at varying degree levels that engage a student’s passion from the first term through graduation in a classroom, laboratory, kitchen or online setting. We offer academic programs in the core career-oriented disciplines of business studies, visual communications and design technologies, health education, culinary arts and information technology. Instruction is provided by our educators on a one-on-one basis, in small groups, or in large groups. Methods of instructional delivery include lectures and demonstrations. Our students’ skills are further developed through completing assignments, projects and examinations, including those conducted in a laboratory or kitchen setting that give students practical hands-on experience. Online instructional activities may include web-based chats, threaded discussions and video presentations.

We continually emphasize the importance of student retention at each of our schools. As is the case at any postsecondary educational institution, a portion of our students fail to complete their academic programs for a variety of personal, financial or academic reasons. Our experience indicates that increases in revenue and profitability can be achieved through modest improvements in student retention rates. Furthermore, the costs to our schools of retaining current students are generally much less than the expense of the marketing efforts associated with attracting new students. Our schools’ consolidated retention rates for the years ended December 31, 2008, 2007 and 2006, were approximately 66.7%, 67.7%, and 66.2%, respectively. These rates were determined in accordance with the standards set forth by the Accrediting Council for Independent Colleges and Schools (“ACICS”) to provide a common formula for all of our schools regardless of their accreditor.

Student Graduation and Employment

We place a high priority on assisting our students in graduating from their programs of study and securing employment in their careers of choice. We believe that the gainful employment of our students in their field of study is a key indicator of the success of our schools and the fulfillment of our educational mission. Our schools share with each student the responsibility for the student’s long-term success. Our emphasis on providing personal support and assistance to our students is a hallmark of our educational model.

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

As of December 31, 2008, we employed approximately 261 individuals in the career services departments of our campuses. In addition to our career services personnel, we have many externship coordinators who help students obtain externships that prepare them to effectively compete in the employment market.

Curricula and Faculty Development

We believe that the quality and relevance of our schools’ curricula is a key component of the success of our overall business strategy. We believe prospective students choose, and employers recruit from, career-oriented educational institutions based primarily on the type and quality of the curriculum offered and the education provided. The curriculum development efforts of our schools are a direct product of relationships and partnerships with the business and professional communities of the employers that our schools serve. Each of our individual campuses has one or more program advisory boards comprised of local and regional community members who are engaged in businesses directly related to that campus’ educational offerings.

Faculty development is equally as important. Instructors at our schools participate in both online and face-to-face workshops, seminars or inservices. Our intranet has an intensive faculty service area where instructors may interact with each other, access pedagogical training modules, hiring guidelines and the faculty handbook. We believe that by developing our faculty, we are enriching not only faculty skills, but also the educational experience for our students.

School Administration

Each of our regionally-accredited schools is overseen by a governing board that includes independent representation to review academic integrity of the institution. These governing boards have broad oversight over the schools’ programs and operations, play an active role in policy-making, and review financial resources of their schools to ensure the institution is able to provide a sound educational program. In furtherance of that mission, each governing board develops policies appropriate to the needs of the school and works closely with the respective school’s administration, or, in the case of our AIU, CTU, INSEEC and Istituto Marangoni multi-campus school systems, with those responsible for the centralized administration of the school, to, among other things, establish a climate for articulating and promoting the educational vision of the school.

Certain of our other schools have also established governing boards that assist with the development of the academic and operating strategy for the schools. These governing boards generally are comprised of several members of the local community who do not have an ownership interest in the school, and one or more campus or corporate employees.

Student Population

Our student population for continuing operations as of January 31, 2009 and 2008 was approximately 98,000 students and 97,100 students, respectively. Included in total student population for continuing operations as of January 31, 2009 and 2008, were approximately 36,300 students and 31,900 students, respectively, enrolled in our University and Art & Design fully-online academic programs. Total student population for continuing operations by operating segment as of January 31, 2009 and 2008, and related student population demographic information as of December 31, 2008 and 2007, were as follows:

Student Population by Segment:

	As of January 31,
	2009	2008
University
AIU Online	16,800	15,500
CTU Online	18,600	16,000
On-ground	10,300	10,000
Culinary Arts	9,600	10,900
Health Education	17,600	14,700
Art & Design
On-ground	12,600	13,800
IADT Online	900	400
International	9,700	8,600

Subtotal	96,100	89,900
Transitional Schools	1,900	7,200

Total student population	98,000	97,100

Student Population by Age Group:

	As a Percentage of Total Student Population as of December 31,
Age Group	2008	2007
Under 21	19%	20%
21 to 30	45%	46%
Over 30	36%	34%

Student Population by Core Curricula:

	As a Percentage of Total Student Population as of December 31,
	2008	2007
Business Studies	49%	46%
Visual Communications and Design Technologies	16%	19%
Health Education	18%	16%
Culinary Arts	10%	12%
Information Technology	7%	7%

Student Population by Degree Granting Program:

	As a Percentage of Total Student Population as of December 31,
	2008	2007
Doctoral, Master’s, Bachelor’s Degree	39%	41%
Associate Degree	44%	44%
Certificate	17%	15%

Student Starts by Segment:

Total student starts for continuing operations during the years ended December 31, 2008 and 2007, were approximately 102,400 students and 102,200 students, respectively. Total student starts for continuing operations by operating segment for the years ended December 31, 2008 and 2007, were as follows:

	For the Year Ended December 31,
	2008	2007
University
AIU Online	23,400	22,500
CTU Online	24,100	21,800
On-ground	8,000	7,900
Culinary Arts	10,000	11,700
Health Education	19,000	16,200
Art & Design
On-ground	7,800	8,900
IADT Online	1,200	400
International	7,500	6,500

Subtotal	101,000	95,900
Transitional Schools	1,400	6,300

Total student starts	102,400	102,200

Certain other key information regarding each of our operating divisions, schools and campuses is summarized in the following table:

SCHOOL AND CAMPUS INFORMATION TABLE

School and Campus Locations	Website
ART & DESIGN STRATEGIC BUSINESS UNIT (“SBU”):
International Academy of Design & Technology (“IADT”)
IADT-Chicago, Chicago, IL	www.iadtchicago.edu
IADT-Detroit, Troy, MI	www.iadtdetroit.com
IADT-Las Vegas, Henderson, NV	www.iadtvegas.com
IADT-Nashville, Nashville, TN	www.iadtnashville.com
IADT-Orlando, Orlando, FL	www.iadt.edu
IADT-Sacramento, Sacramento, CA	www.iadtsacramento.com
IADT-San Antonio, San Antonio, TX	www.iadtsanantonio.com
IADT-Schaumburg, Schaumburg, IL	www.iadtschaumburg.com
IADT-Seattle, Seattle, WA	www.iadtseattle.com
IADT-Tampa, Tampa, FL	online.academy.edu
Brooks Institute, Santa Barbara and Ventura, CA(1)	www.brooks.edu
Brown College, Mendota Heights and Brooklyn Center, MN(1)	www.browncollege.edu
Collins College, Phoenix, AZ (2 locations)(1)	www.collinscollege.edu
Harrington College of Design, Chicago, IL	www.interiordesign.edu

CULINARY ARTS SBU:
California Culinary Academy, San Francisco, CA	www.baychef.com
California School of Culinary Arts, Pasadena and Hollywood, CA	www.csca.edu
The Cooking & Hospitality Institute of Chicago, Chicago, IL	www.chic.edu
Kitchen Academy, Sacramento, CA	www.kitchenacademy.com
Kitchen Academy, Seattle, WA	www.kitchenacademy.com
Le Cordon Bleu College (or Institute) of Culinary Arts (“LCB”)
LCB-Atlanta, Tucker, GA	www.atlantaculinary.com
LCB-Boston, Cambridge, MA	www.bostonculinaryarts.com
LCB-Dallas, Dallas, TX	www.dallasculinary.com
LCB-Las Vegas, Las Vegas, NV	www.vegasculinary.com
LCB-Miami, Miramar, FL	www.miamiculinary.com
LCB-Minneapolis/St. Paul, Mendota Heights, MN	www.twincitiesculinary.com
Orlando Culinary Academy, Orlando, FL	www.orlandoculinary.com
Pennsylvania Culinary Institute, Pittsburgh, PA	www.pci.edu
Scottsdale Culinary Institute, Scottsdale, AZ	www.chefs.edu
Texas Culinary Academy, Austin, TX	www.tca.edu
Western Culinary Institute, Portland, OR	www.wci.edu

School and Campus Locations	Website
HEALTH EDUCATION SBU:
Missouri College, Brentwood, MO	www.missouricollege.com
Sanford-Brown College (“SBC”)	www.sanford-brown.edu
SBC-Cleveland, Middleburg Heights, OH
SBC-Collinsville, Collinsville, IL
SBC-Fenton, Fenton, MO
SBC-Hazelwood, Hazelwood, MO
SBC-St. Peters, St. Peters, MO
SBC-Milwaukee, West Allis, WI
SBC-Vienna, Vienna, VA
Sanford-Brown Institute (“SBI”)	www.sanford-brown.edu
SBI-Atlanta, Atlanta, GA
SBI-Dallas, Dallas, TX
SBI-Ft. Lauderdale, Ft. Lauderdale, FL
SBI-Garden City, Garden City, NY
SBI-North Loop, Houston, TX
SBC-Houston, Houston, TX
SBI-Iselin, Iselin, NJ
SBI-Jacksonville, Jacksonville, FL
SBI-Landover, Landover, MD
SBI-Monroeville, Monroeville, PA
SBI-New York, New York, NY
SBI-Pittsburgh, Pittsburgh, PA
SBI-Tampa, Tampa, FL
SBI-Philadelphia, Trevose, PA
SBI-White Plains, White Plains, NY
SBI Campus-an Affiliate of Sanford-Brown, Melville, NY

INTERNATIONAL SBU:
The International Group	www.inseec-france.com
CEFIRE, Paris, France
ECE Bordeaux, Bordeaux, France
ECE Lyon, Lyon, France
INSEEC Bordeaux, Bordeaux, France
INSEEC Paris, Paris, France
MBA Institute, Paris, France
Sup de Pub, Paris, France
Sup Sante, Lyon, France
Sup Sante, Paris, France
Istituto Marangoni, Milan, Italy; London, England; Paris, France	www.istitutomarangoni.com

UNIVERSITY SBU:
American InterContinental University (“AIU”)	www.aiuniv.edu
AIU-Buckhead, Atlanta, GA
AIU-Dunwoody, Atlanta, GA
AIU-Houston, Houston, TX

School and Campus Locations	Website
AIU-London, London, England
AIU-South Florida, Weston, FL
AIU Online	www.aiuonline.edu
Colorado Technical University (“CTU”)	www.coloradotech.edu
CTU Colorado Springs, Colorado Springs and Pueblo, CO(1)
CTU Denver, Denver and Westminster, CO(1)
CTU North Kansas City, North Kansas City, MO
CTU Online
CTU Sioux Falls, Sioux Falls, SD
Briarcliffe College	www.bcl.org
Briarcliffe College, Bethpage and Queens, NY(1)
Briarcliffe College, Patchogue, NY

Year of Expected Closure
TRANSITIONAL SCHOOLS:
Gibbs College:	2009
Gibbs College, Cranston, RI
Gibbs College, Livingston, NJ
Gibbs College, Norwalk and Farmington, CT
Gibbs College of Boston, Inc. a private two-year college, Boston, MA
Katharine Gibbs School, New York, NY
Katharine Gibbs School, Norristown, PA
Lehigh Valley College, Center Valley, PA	2009
McIntosh College, Dover, NH	2009
AIU-Los Angeles, Los Angeles, CA	2010

(1)	The first location listed represents the school’s main campus location and the second location listed represents a satellite campus of the school. We define a satellite campus as a separate location of a main or branch campus that is in reasonable geographic proximity to, and is managed by, the related main or branch campus. Satellite campuses are not included in our campus count.

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

Pursuant to provisions of the HEA, the U.S. Department of Education (“ED”) relies on accrediting agencies to determine whether institutions’ educational programs qualify the institutions to participate in federal financial aid programs under Title IV of the HEA. The HEA and its implementing regulations specify certain standards that all recognized accrediting agencies must adopt in connection with their review of postsecondary institutions. All of our U.S. campuses are accredited by one or more accrediting agencies recognized by the ED.

A listing of our U.S.-accredited schools, including all main and branch campus locations for regulatory purposes and relevant accreditation information is provided in the following table:

ACCREDITATION TABLE

School, Main Campus Location (Branch campuses are in parentheses)	Accreditor (1)	Year of Accreditation Expiration (2)
American InterContinental University
Atlanta/Buckhead, GA (Atlanta/Dunwoody, GA; Weston, FL; Los Angeles, CA; Houston, TX; London, England; Online)	SACS(3)	2012

Briarcliffe College
Bethpage, NY (Patchogue, NY )	MSA	2011

Brooks Institute
Santa Barbara, CA	ACICS	2010

Brown College
Mendota Heights, MN	ACCSCT	2011

California Culinary Academy
San Francisco, CA	ACCSCT	2010

California School of Culinary Arts
Pasadena, CA (Hollywood, CA )	ACICS	2012

Collins College
Phoenix, AZ	ACCSCT	2010

Colorado Technical University
Colorado Springs, CO (Denver, CO; North Kansas City, MO; Sioux Falls, SD; Online )	NCA	2012

The Cooking & Hospitality Institute of Chicago
Chicago, IL	NCA	2018

Gibbs College
Cranston, RI	ACICS	2009
Livingston, NJ	ACICS	2013
Norwalk, CT (Farmington, CT)	ACICS	2011

Gibbs College of Boston, Inc, a private two-year college
Boston, MA	ACICS	2014

Harrington College of Design
Chicago, IL	ACICS(3)	2014

International Academy of Design & Technology
Chicago, IL (Troy, MI; Schaumburg, IL )	ACICS	2012
Nashville, TN	ACICS	2013
Tampa, FL (Orlando, FL; Henderson, NV; Sacramento, CA; San Antonio, TX; Seattle, WA; Orlando Culinary Academy, Orlando, FL)	ACICS	2010

Katharine Gibbs School
New York, NY (Norristown, PA)	ACICS	2012

Lehigh Valley College
Center Valley, PA	ACICS	2009

McIntosh College
Dover, NH	NEASC	2009

School, Main Campus Location (Branch campuses are in parentheses)	Accreditor (1)	Year of Accreditation Expiration (2)

Missouri College
Brentwood, MO	ACCSCT	2011

Pennsylvania Culinary Institute
Pittsburgh, PA (Le Cordon Bleu College of Culinary Arts, Inc., a private two year college (Boston Campus); Le Cordon Bleu College of Culinary Arts Miami, Miramar, FL)	ACCSCT	2010	(4)

Sanford-Brown College
Fenton, MO (St. Peters, MO)	ACICS	2011
Vienna, VA	ACICS	2010

Sanford-Brown Institute
Atlanta, GA (Houston/North Loop, TX; Landover, MD; Ft. Lauderdale, FL; New York, NY; Trevose, PA; Sanford-Brown College, Houston, TX and Middleburg Heights, OH)	ACICS	2014
Dallas, TX (Garden City, NY )	ACICS	2008	(5)
Jacksonville, FL (Iselin, NJ; Tampa, FL; Sanford-Brown College, West Allis, WI)	ACICS	2011
Pittsburgh, PA (Monroeville, PA)	ACCSCT	2009
White Plains, NY	ACICS	2013

SBI Campus—an Affiliate of Sanford-Brown
Melville, NY	ACICS	2009

Scottsdale Culinary Institute
Scottsdale, AZ (Le Cordon Bleu College of Culinary Arts Las Vegas, Las Vegas, NV )	ACCSCT	2010

Texas Culinary Academy
Austin, TX (Le Cordon Bleu Institute of Culinary Arts Dallas, Dallas, TX; Kitchen Academy, Sacramento, CA and Seattle, WA; Sanford-Brown College, Collinsville, IL and Hazelwood, MO)	ACICS	2009

Western Culinary Institute
Portland, OR (Le Cordon Bleu College of Culinary Arts Atlanta, Tucker, GA; Le Cordon Bleu College of Culinary Arts Minneapolis/St. Paul, Mendota Heights, MN )	ACCSCT	2012	(6)

(1)	Below is a key to the accreditation abbreviations used in the table:
a.	ACCSCT—Accrediting Commission of Career Schools and Colleges of Technology
b.	ACICS—Accrediting Council for Independent Colleges and Schools
c.	MSA—Middle States Association of Colleges and Schools, Commission on Higher Education
d.	NEASC—New England Association of Schools and Colleges, Commission on Technical and Career Institutions
e.	NCA—North Central Association of Colleges and Schools, Higher Learning Commission
f.	SACS—Southern Association of Colleges and Schools, Commission on Colleges
(2)	Status as of February 20, 2009.
(3)	American InterContinental University and Harrington College of Design have petitioned the NCA to be accredited by this agency.
(4)	Accreditation for the Miramar branch campus expires in 2011.
(5)	Accreditation has been extended through April 30, 2009, while the school completes the reaccreditation process.
(6)	Accreditation for the Tucker branch campus expires in 2010.

Programmatic accreditation, while not a sufficient basis for institutional Title IV Program certification by the ED, enables graduates to practice or otherwise secure appropriate employment in their chosen field and has been granted by the following accrediting agencies with respect to the following individual programs taught at certain of our campuses:

PROGRAMMATIC ACCREDITATION TABLE

Accrediting Body	Campus	Program Accredited
Accreditation Council for Occupational Therapy Education	Sanford-Brown College, Hazelwood	Occupational therapy assistant program

Accreditation Board for Engineering and Technology	Colorado Technical University, Colorado Springs	Engineering programs

Accrediting Bureau of Health Education Schools	Colorado Technical University, North Kansas City; McIntosh College; Sanford-Brown College, Collinsville, Fenton, Hazelwood, Houston, and Middleburg Heights; Sanford-Brown Institute, Atlanta, Dallas, Ft. Lauderdale, Garden City, Houston North, Iselin, Jacksonville, Landover, Monroeville, New York, Pittsburgh, Tampa, Trevose, and White Plains	Medical assistant programs

Accrediting Bureau of Health Education Schools	Sanford-Brown College, Houston and St. Peters; Sanford-Brown Institute, Dallas, Ft. Lauderdale, Houston North, Iselin, Jacksonville, and Tampa	Surgical technology programs

Accrediting Commission for Programs in Hospitality Administration	Pennsylvania Culinary Institute	Hotel and restaurant management program

American Culinary Federation Education Institute	California Culinary Academy, California School of Culinary Arts (Pasadena), The Cooking & Hospitality Institute of Chicago, Le Cordon Bleu College of Culinary Arts Atlanta, Le Cordon Bleu College of Culinary Arts Las Vegas, Le Cordon Bleu College of Culinary Arts Minneapolis/St. Paul, McIntosh College (Atlantic Culinary Academy), Orlando Culinary Academy, Pennsylvania Culinary Institute, Scottsdale Culinary Institute, Texas Culinary Academy, Western Culinary Institute	Culinary programs

Accrediting Body	Campus	Program Accredited
American Culinary Federation Education Institute	California Culinary Academy, Le Cordon Bleu College of Culinary Arts Minneapolis/St. Paul, Orlando Culinary Academy, Pennsylvania Culinary Institute, Scottsdale Culinary Institute, Western Culinary Institute	Pastry and baking programs

American Dental Association Commission on Dental Accreditation	Missouri College	Dental assisting program

American Society of Health Systems Pharmacists	Sanford-Brown Institute, Monroeville	Pharmacy technician program

American Veterinary Medical Association	Sanford-Brown College, Fenton and St. Peters; Sanford-Brown Institute, Pittsburgh	Veterinary technology programs

CAAHEP-Accreditation Review Committee on Education in Surgical Technology	Colorado Technical University, North Kansas City; Sanford-Brown College, Houston; Sanford-Brown Institute, Dallas, Ft. Lauderdale, Iselin, Jacksonville, Monroeville and Tampa	Surgical technology programs

CAAHEP-Curriculum Review Board of the American Association of Medical Assistants Endowment	Colorado Technical University, Sioux Falls	Medical assistant program

CAAHEP-Joint Review Committee on Education in Diagnostic Medical Sonography	Sanford-Brown College, Houston and Middleburg Heights; Sanford-Brown Institute, Atlanta, Dallas, Iselin and Pittsburgh	Diagnostic medical sonography programs

Council for Interior Design Accreditation	American InterContinental University, Atlanta/Buckhead and Los Angeles; Harrington College of Design; International Academy of Design & Technology, Chicago and Tampa	Interior design programs

Joint Review Commission on Education in Radiologic Technology	Colorado Technical University, North Kansas City; Sanford-Brown College, Fenton; Sanford-Brown Institute, Pittsburgh	Radiologic technology programs

Committee on Accreditation for Respiratory Care	Sanford-Brown College, Fenton; Sanford-Brown Institute, Monroeville	Respiratory therapy programs

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

Federal Student and Parent Loans

The ED’s major form of self-help aid includes loans to students and parents through the William D. Ford Federal Direct Loan (“DL”) Program and the Federal Family Education Loan (“FFEL”) Program. Loans under the FFEL program are made by banks and other lending institutions directly to our students or their parents. Direct Loans are available through the U.S. Government rather than through a bank or other financial institution. The major differences between the two programs are the source of the loan funds, some aspects of the application process, and the available repayment plans. For the FFEL program our schools and students use a wide variety of lenders and guaranty agencies and have not experienced difficulties in identifying lenders and guaranty agencies willing to make and guarantee FFEL program loans. Both programs offer Federal Stafford, Federal PLUS, Federal Grad PLUS and Federal Consolidation Loans.

Federal Stafford Loans (“Stafford Loans”), which may either be subsidized or unsubsidized, are loans made directly to our students by banks, other lending institutions or directly from the federal government. Students who have a demonstrated financial need are eligible to receive a subsidized Stafford Loan, with the ED paying the interest on this loan while the student is enrolled at least half-time in school and during the first six months after leaving school. Students who do not demonstrate financial need are eligible to receive an unsubsidized Stafford Loan. The student is responsible for paying the interest on an unsubsidized Stafford Loan while in school and after leaving school, although actual interest payments generally may be deferred by the student until after he or she has left school. Students who are eligible for a subsidized Stafford Loan may also receive an unsubsidized Stafford Loan.

A student is not required to meet any specific credit scoring criteria to receive a Federal Stafford Loan, but any student with a prior Stafford Loan default or who has been convicted under federal or state law of selling or possessing drugs while receiving federal aid may not be eligible. The ED has established maximum annual borrowing limits for Federal Stafford Loans, and these annual limits are generally less than the tuition costs at our U.S. schools.

A Federal PLUS Loan, including Federal Grad PLUS, is a loan made directly to either graduate students or to the parents of our dependent students. Graduate students and parents who have an acceptable credit history may borrow under a Federal PLUS Loan to pay the educational expenses of a graduate student or child who is a dependent student enrolled at least half-time at our U.S. schools. The amount of a Federal PLUS Loan cannot exceed the student’s cost of attendance less all other financial aid received.

Federal Grants. Title IV Program grants are generally made to our students under the Federal Pell Grant (“Pell Grant”) program and the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program. The ED makes Pell Grants up to a maximum amount of $4,731 per award year to students who demonstrate financial need. FSEOG program awards are designed to supplement Pell Grants up to a maximum amount of $4,000 per award year for the neediest students. An institution is required to make a 25% matching contribution for all federal funds received under the FSEOG program.

Federal Work-Study (“FWS”) Program. Generally, under the FWS program, federal funds are used to pay 75% of the cost of part-time employment of eligible students to perform work for the institution or certain off-campus organizations. The remaining 25% is paid by the institution or the student’s employer. In select cases, these federal funds under the FWS program are used to pay up to 100% of the cost of part-time employment of eligible students.

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

The Higher Education Opportunity Act was signed by President Bush on August 14, 2008 and was immediately effective for many items with others effective in the subsequent award years. The Act authorizes increases in the Federal Pell Grants, changes some ACG and National SMART Grant eligibility requirements, expands Stafford Loan deferment options, provides changes to needs analysis and changes treatment of Veterans Administration benefits effective with the 2010-11 award year.

Alternative Student Financial Aid Sources

The financial aid available to our students under Title IV Programs and state programs is generally less than the tuition costs at certain of our U.S. schools. Many of our students secure private loans to finance a portion of their tuition costs. These private loans are made directly to our students by financial institutions and are not guaranteed under the FFEL program.

The fees and interest rates on these private loans are generally higher than the loans made under the FFEL program due to the lack of a government guarantee on these private loans. These fees and interest rates also vary depending on the student’s or co-borrower’s credit history, with fees and interest rates lower for those with better credit histories.

A financial institution providing a non-recourse loan assumes 100% of the credit risk on the loan. The student, or the student and a co-borrower, must meet the credit criteria established by the financial institution to receive these loans. Each financial institution establishes its own credit criteria and loan limits. Students and co-borrowers generally can borrow an amount equal to the student’s cost of attendance less all other financial aid received. SLM Corporation or its subsidiaries (collectively known as “Sallie Mae”) provided the majority of non-recourse private loans to our students in our U.S. schools during the years ended December 31, 2008.

Prior to March 31, 2008, certain of our students were able to secure recourse loans with Sallie Mae and other financial institutions. These students did not qualify for non-recourse loans due to low credit scores. The loan amounts available under these recourse loan programs are generally less than the amounts available under non-recourse loan programs and often cover only the direct costs associated with their education less any other financial aid received. On February 14, 2008, we received notification from Sallie Mae that it would no longer continue to offer recourse loans to existing students entering their second or subsequent academic term. Our recourse loan program with Sallie Mae ended on March 31, 2008. The uncertainty that continues in the U.S. credit markets has made it difficult for us to obtain recourse loan arrangements with other financial institutions. As a result, in the second quarter 2008, we began to offer funding for eligible students in place of the recourse program that had previously been provided by Sallie Mae. We decided to provide payment plans directly to certain students to ensure that they can finish their existing educational programs with us and to allow new students the opportunity to attend our schools. As of December 31, 2008, we have committed to approximately $36.0 million of funding through extended payments plans. Of this amount, approximately $8.9 million is reflected within our student receivables, net of allowance for doubtful accounts on our consolidated balance sheet.

Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations

We and our schools are subject to and have pending audits, compliance reviews, inquiries, investigations, claims of non-compliance, and lawsuits by the ED and federal and state regulatory agencies, accrediting agencies, present and former students and employees, and others that may allege violations of statutes, regulations, accreditation standards, or other regulatory requirements applicable to us or our schools. The HEA also requires that an institution’s administration of Title IV Program funds be audited annually by an independent accounting firm and that the resulting audit report be submitted to the ED for review.

If the results of any such audits, reviews, investigations, claims, or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, additional oversight and reporting, or other civil or criminal penalties. In addition, if the ED or another regulatory agency determined that one of our schools improperly disbursed Title IV Program funds or violated a provision of the HEA or the ED’s regulations, that school could be required to repay such funds, and could be assessed an administrative fine. We have several such matters pending against us or one or more of our schools. See Note 11 “Commitments and Contingencies—Federal, State, and Accrediting Body Regulatory Matters” of the notes to our consolidated financial statements for further discussion of certain of these matters.

Student Loan Default Rates. An institution may lose eligibility to participate in some or all Title IV Programs if the rates at which its former students default on the repayment of their federally-guaranteed or federally-funded student loans exceed specified percentages. An institution’s cohort default rate is calculated on an annual basis as the rate at which student borrowers scheduled to begin repayment of their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year.

An institution whose cohort default rate equals or exceeds 25% for three consecutive years will no longer be eligible to participate in the FFEL, DL or Pell Grant programs for the remainder of the federal fiscal year in which the ED determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. An institution whose cohort default rate for any federal fiscal year exceeds 40% will no longer be eligible to participate in the FFEL or DL programs for the remainder of the federal fiscal year in which the ED determines that the institution has lost its eligibility and for the two subsequent federal fiscal years. An institution whose cohort default rate equals or exceeds 25% for any one of the three most recent federal fiscal years, or whose cohort default rate under the Perkins Loan program exceeds 15% for any year, may be placed on provisional certification status by the ED for up to four years. All of our schools have implemented student loan default management programs aimed at reducing the likelihood of our students’ failure to repay their loans in a timely manner. Those programs emphasize the importance of students’ compliance with loan repayment requirements and provide for extensive loan counseling, methods to increase student retention and completion rates and graduate employment rates, and proactive borrower contacts after students cease enrollment. If any of our schools were to lose eligibility to participate in Title IV Programs due to student loan default rates being higher than the ED’s thresholds and we could not arrange for adequate alternative student financing sources, we would most likely have to close those schools, which could have a material adverse effect on our student population, financial condition, results of operations, and cash flows.

Our domestic schools participate in the FFEL program or, commencing in 2008, the DL program. For federal fiscal years 2006, 2005, and 2004, the most recent years for which the ED has published such rates, none of our participating schools had a FFEL cohort default rate of 25% or greater. The following table sets forth the cohort default rates for our schools for those federal fiscal years:

COHORT DEFAULT RATE TABLE

	FFEL Cohort Default Rate
School, Main Campus Location (Branch campuses are in parentheses)	2006	2005	2004
American InterContinental University
Atlanta/Buckhead, GA (Atlanta/Dunwoody, GA; Weston, FL; Los Angeles, CA; Houston, TX; London, England; Online)	8.6%	10.1%	9.1%

Briarcliffe College
Bethpage, NY (Patchogue, NY )	7.1%	7.3%	9.0%

Brooks Institute
Santa Barbara, CA	1.7%	3.6%	4.8%

Brown College
Mendota Heights, MN	6.1%	6.4%	8.1%

California Culinary Academy
San Francisco, CA	4.3%	4.0%	5.3%

California School of Culinary Arts
Pasadena, CA	3.7%	6.9%	6.4%

Collins College
Phoenix, AZ	7.9%	10.0%	13.3%

Colorado Technical University
Colorado Springs, CO (Denver, CO; North Kansas City, MO; Sioux Falls, SD; Online)	11.3%	9.4%	6.9%

The Cooking & Hospitality Institute of Chicago
Chicago, IL	7.0%	9.9%	11.1%

Gibbs College
Boston, MA	12.5%	11.4%	18.2%
Cranston, RI	7.3%	9.5%	10.0%
Norwalk, CT	7.8%	13.9%	17.4%
Livingston, NJ (Piscataway, NJ) (1)	11.5%	19.7%	23.8%

Harrington College of Design
Chicago, IL	1.7%	3.3%	4.5%

International Academy of Design & Technology
Chicago, IL (Troy, MI; Schaumburg, IL)	7.7%	16.4%	20.1%
Nashville, TN (Pittsburgh, PA) (1)	6.7%	16.7%	17.9%
Tampa, FL (Orlando, FL; Henderson, NV; Seattle, WA; Orlando Culinary Academy, Orlando, FL)	6.0%	8.6%	10.3%

COHORT DEFAULT RATE TABLE

	FFEL Cohort Default Rate
School, Main Campus Location (Branch campuses are in parentheses)	2006	2005	2004
The Katharine Gibbs Schools
New York, NY (Norristown, PA)	10.9%	11.9%	16.1%

Lehigh Valley College
Center Valley, PA	11.5%	14.8%	14.8%

McIntosh College
Dover, NH	8.7%	12.8%	13.3%

Missouri College
St. Louis, MO	7.7%	10.4%	7.9%

Pennsylvania Culinary Institute
Pittsburgh, PA (Le Cordon Bleu College of Culinary Arts Miami, Miramar, FL)	5.2%	3.5%	6.8%

Sanford-Brown College
Fenton, MO (Collinsville, IL; Hazelwood, MO; St. Peters, MO, West Allis, WI)	6.2%	9.9%	9.7%
Vienna, VA (2)	14.3%	16.8%	18.2%

Sanford-Brown Institute
Atlanta, GA (Houston, TX; Houston/North Loop, TX; Landover, MD; Ft. Lauderdale, FL; SBC—Middleburg Heights, OH; New York, NY; Trevose, PA)	10.0%	13.3%	17.8%
Dallas, TX (Garden City, NY)	9.1%	16.9%	18.5%
Jacksonville, FL (Iselin, NJ; Tampa, FL)	6.1%	11.6%	17.0%
Pittsburgh, PA (Monroeville, PA) (3)	8.0%	7.0%	8.2%
White Plains, NY	12.7%	22.1%	20.1%

SBI Campus—an Affiliate of Sanford-Brown
Melville, NY (4)	9.7%	12.0%	15.2%

Scottsdale Culinary Institute
Scottsdale, AZ (Le Cordon Bleu College of Culinary Arts Las Vegas, Las Vegas, NV)	5.1%	5.7%	4.7%

Texas Culinary Academy
Austin, TX	8.4%	6.1%	11.0%

Western Culinary Institute
Portland, OR (Le Cordon Bleu College of Culinary Arts Atlanta, Tucker, GA; Le Cordon Bleu College of Culinary Arts Minneapolis/ St. Paul, Mendota Heights, MN)	5.5%	9.9%	8.9%

(1)	Katharine Gibbs School—Piscataway, NJ and International Academy of Design & Technology—Pittsburgh, PA ceased operations in December 2008.
(2)	Sanford-Brown College—Vienna is formerly known as Gibbs College – Vienna.
(3)	Sanford-Brown Institute—Pittsburgh and Monroeville is formerly known as Western School of Health and Business Careers.
(4)	SBI Campus—an Affiliate of Sanford-Brown is formerly known as Katharine Gibbs School – Melville.

Financial Responsibility Standards. To participate in Title IV Programs, an institution must satisfy specific financial responsibility measures as prescribed by the ED. The ED evaluates institutions for compliance with these standards each year, based on the annual audited financial statements of an institution or its parent corporation, and on a change of control of an institution. The ED’s practice is to measure our financial responsibility based on both CEC’s consolidated financial statements and those of our individual schools.

To be considered financially responsible, an institution must, among other things, (i) have sufficient cash reserves to make required refunds, (ii) be current on its debt payments, (iii) meet all of its financial obligations, and (iv) achieve a “composite score” of at least 1.50 based on the institution’s annual financial statements. The ED calculates an institution’s composite score, which may range from -1.00 to 3.00, based on a combination of financial measures designed to establish the adequacy of an institution’s capital resources, its financial viability, its ability to support current operations and its ability to generate a profit. An institution that does not meet the ED’s minimum composite score of 1.00 may demonstrate its financial responsibility in one of several ways, including posting a letter of credit in favor of the ED in an amount equal to at least 50% of Title IV Program funds received by the institution during its prior fiscal year or posting a letter of credit in an amount equal to at least 10% of Title IV Program funds received by the institution during its prior fiscal year and agreeing to certain additional requirements for the continued receipt of Title IV Program funds, including, in certain circumstances, receipt of Title IV Program funds under an agreement other than the ED’s standard advance funding arrangement.

Currently, none of our schools is required to post a letter of credit or accept other conditions on its participation in Title IV Programs due to failure to satisfy the ED’s financial responsibility standards.

Return and Refunds of Title IV Program Funds. An institution participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that were disbursed to students who withdrew from educational programs before completing the programs, and must return those funds in a timely manner. Institutions are required to return such funds within 45 days of the date the institution determines that the student has withdrawn. An institution that is found to be in non-compliance with ED refund requirements for either of the last two completed fiscal years must post a letter of credit in favor of the ED in an amount equal to 25% of the total Title IV Program refunds paid by the institution during its prior fiscal year. Due to non-compliance with ED refund requirements at two of our schools, we had posted a total of $0.3 million in letters of credit in favor of the ED as of December 31, 2008.

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

As of December 31, 2008, four of our campuses were in the start-up stage. Our LCB Boston, MA campus began instructing students in the second quarter 2008 and our Kitchen Academy campus in Seattle, WA, began instructing students in the third quarter 2008. Our Sanford-Brown Institute in San Antonio, TX and LCB – St. Louis, MO campuses are expected to begin instructing students in the second quarter 2009.

“90-10 Rule.” Under a provision of the HEA commonly referred to as the “90-10 Rule,” a proprietary institution that fails to derive at least 10% of its revenue from non-Title IV sources at the end of a fiscal year will be placed on provisional participation status for at least two fiscal years. However, if the institution does not satisfy the 90-10 rule for two consecutive fiscal years, it loses its eligibility to participate in the Title IV programs for at least two fiscal years. If an institution violated the 90-10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the ED would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility.

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

Currently, 10 of our schools remain on provisional certification with the ED. Four of our schools are on provisional certification due to ongoing ED program reviews, four schools are on provisional certification due to administrative capability, one school is on provisional certification due to an ongoing ED program review and administrative capability, and one school is on provisional certification due to administrative capability and unresolved audit deficiencies.

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

The level of regulatory oversight varies substantially from state to state. In certain states in which we operate, our campuses are subject to licensure by an agency that regulates proprietary institutions and also by a separate higher education agency. State laws establish standards for, among other things, student instruction, qualifications of faculty, location and nature of facilities, and financial policies. State laws and regulations may limit our campuses’ ability to operate or to award degrees or diplomas or offer new degree programs. If any one of our campuses were to lose state authorization, it would be unable to offer educational programs, and students attending the campus would not be eligible to participate in Title IV Programs. Such severe penalties would require us to close a campus if it were to lose state authorization. See Note 11 “Commitments and Contingencies” of the notes to our consolidated financial statements for a further discussion of selected state regulatory matters currently affecting us and our schools.

International Regulations

Our schools that operate in France and Italy and the foreign campuses of our U.S. schools that operate in the United Kingdom are subject to local government regulations. We believe that each of our international locations currently holds all necessary domestic authority to operate within its respective jurisdiction, and campus administrators work closely with local regulators to ensure compliance with domestic regulations. Additionally, our AIU campus in the United Kingdom is accredited by a U.S. regional accrediting association, SACS, as a branch of AIU, whose main campus is located in Atlanta, Georgia.

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

The Level III approval, which is co-governed by the French Ministry of Employment and the French Ministry of Education, has been reorganized and the institutions affected by the reorganization are now in the process of registering with the New Certification National Register. With respect to Level II approval, Level I approval, and the European approvals, conditions that must be satisfied to obtain approvals are generally becoming more strict, requiring institutions to, among other things, provide additional financial support for research, and hire additional full-time, PhD-level faculty.

Currently, two of our INSEEC schools have been granted the highest level of European approval, Master Grade, four schools have been granted Level I approval, four schools have been granted Level II approval, and five schools have been granted Level III approval. As of December 31, 2008 one of our schools is currently under the renewal process, and another school is under review for a Level III accreditation. These approvals are subject to regular renewal, the schedule for which depends on geographic zones. All Level I renewals from the French Ministry of Education have been obtained as of December 31, 2008.

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

SEASONALITY

Our quarterly revenues and income fluctuate primarily as a result of the pattern of student enrollments. Our schools generally experience a seasonal increase in enrollment in the fall, traditionally when the largest number of new high school graduates begins postsecondary education. Furthermore, although we encourage year-round attendance at all campuses, certain programs offered by some of our schools include summer breaks. Most notably, our campuses within our International segment do not instruct students over the summer. As a result of these factors, our total student population and revenues are generally highest in the fourth quarter (October through December) and lowest in the second quarter (April through June). Operating costs for our schools do not fluctuate as significantly on a quarterly basis, except for admissions and advertising expenses, which are generally higher during the second and third quarters (April through September) in support of seasonally high enrollment.

EMPLOYEES

As of December 31, 2008, we had a total of 13,014 employees, including 1,487 students employed on a part-time basis at certain of our schools, as follows:

	Full-time Non-student Employees	Part-time Non-student Employees	Part-time Student Employees	Full-time Faculty	Part-time Faculty	Total
Corporate	925	34	—	—	57	1,016
Continuing operations	5,138	121	1,352	1,226	3,476	11,313
Discontinued operations	197	14	135	124	215	685

Total	6,260	169	1,487	1,350	3,748	13,014

Our Katharine Gibbs School in New York, NY and the United Federation of Teachers Local 2 are parties to a collective bargaining agreement which became effective on September 25, 2008, and expires on July 24, 2010. The Union represents all of the full and part-time faculty members at the school.

OTHER INFORMATION

Our website address is www.careered.com. We make available within the “Investors Relations” portion of our website under the caption “Financial Information,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, including any amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). Materials that we file or furnish to the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information that we file electronically with the SEC.

ITEM 1A.	RISK FACTORS

Risks Related to the Highly-Regulated Industry in Which We Operate

Failure of our U.S. schools to comply with the extensive regulatory requirements for school operations could result in financial penalties, restrictions on our operations, loss of federal and state financial aid funding for our students, or loss of our authorization to operate our U.S. schools.

A significant portion of our revenue and cash flows derive from Title IV Programs, as a significant portion of our U.S.-based students rely on Title IV Program funds to finance their education.

To participate in Title IV Programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by the ED, and be certified by the ED as an eligible institution. Most ED requirements are applied on an institutional basis, with an institution defined by the ED as a main campus and any of its branch campuses or locations. All of our U.S. schools participate in Title IV Programs and so are subject to extensive regulation by the ED, various state agencies and accrediting commissions.

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

•

The ability of our U.S. schools to participate in Title IV Programs may be impaired if regulators do not approve a change of control of us or any of our U.S. schools or of schools we acquire on a timely basis.

•

Any of our U.S. schools may lose eligibility to participate in Title IV Programs if, on a cash basis, the percentage of the U.S. school’s revenue derived from Title IV Programs for two consecutive fiscal years is greater than 90%.

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

Government agencies, regulatory agencies, and third parties may conduct compliance reviews, bring claims or initiate litigation against us based on alleged violations of the extensive regulatory requirements applicable to us, which could require us to pay monetary damages, be sanctioned or limited in our operations, and expend significant resources to defend against those claims.

Government and regulatory agencies and third parties may bring claims or actions against us based on alleged violations of the extensive regulatory requirements discussed above. If one of our U.S. schools were to violate any of these regulatory requirements, these agencies could (a) impose monetary fines or penalties, (b) require repayment of funds received under Title IV Programs or state financial aid programs, (c) place restrictions on or terminate our U.S. schools’ eligibility to participate in Title IV Programs or state financial aid programs, (d) place limitations on or terminate our U.S. schools’ operations or ability to grant degrees and certificates, (e) restrict or revoke our U.S. schools’ accreditations, (f) place limits on our ability to open new schools or offer new programs, or (g) subject us or our U.S. schools to civil or criminal penalties. Any one of these sanctions could adversely affect our financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Any failure to comply with state authorization and regulatory requirements, or new state legislative or regulatory initiatives affecting our business, could have an adverse effect on our enrollments, business operations, and access to Title IV funds.

Our schools are subject to extensive state-level regulation and oversight by state licensing agencies, whose approval is necessary to allow an institution to operate and grant degrees or diplomas. State laws vary from state to state, but generally establish standards for faculty qualifications, location and nature of facilities, financial policies, new programs and student instruction, administrative staff, marketing and recruitment, and other operational and administrative procedures. Loss of state authorization for a school results in a school being ineligible to participate in Title IV Programs. Any failure of one of our U.S. schools to maintain state authorization would result in that school being unable to offer educational programs and students attending the campus being ineligible for Title IV Programs.

If any of our U.S. schools were to lose eligibility to participate in Title IV Programs, and we could not arrange for adequate alternative financing sources for students attending that school, we could be forced to close it. The closing of any of our U.S. schools could have a material adverse effect on our financial condition, results of operations and cash flows.

Even if we maintain compliance with applicable governmental and accrediting body regulations, increased regulatory scrutiny or adverse publicity arising from allegations of non-compliance may increase our costs of regulatory compliance and adversely affect our financial results, growth rates, and prospects. See “Student Financial Aid” in Part I, Item 1 of this Annual Report on Form 10-K for further discussion of the regulatory requirements that apply to us and our U.S. schools.

State legislatures often consider legislation affecting regulation of postsecondary educational institutions; enactment of this legislation and ensuing regulations impose substantial costs on our schools to modify their operations in order to comply with the changing regulatory environment. Several states have attempted to assert jurisdiction over schools that hire faculty or staff who live in the state, that advertise and recruit students in the state, or that that have no physical location in the state but offer online programs to students who reside in the state. In the future, states may enact legislation or issue regulations that specifically address online educational programs such as those offered by AIU, CTU and IADT or otherwise affect our schools’ operations.

If we fail to comply with current state licensing or authorization requirements, or determine that we are unable to cost-effectively comply with new state licensing or authorization requirement, we will lose enrollments and revenues in any affected states, which could materially affect our revenues and our growth opportunities.

Our schools’ eligibility to participate in Title IV Programs depends on complying with ED’s financial responsibility standards, administrative capability standards, student loan default rates and the “90-10 Rule.”

To participate in Title IV Programs, our schools must satisfy the ED’s quantitative financial responsibility tests, or post a letter of credit in favor of the ED, or possibly accept operating restrictions. The ED applies the financial responsibility tests annually based on the school’s audited financial statements and may apply the tests if a school undergoes a change in control or other circumstances. ED also may apply the tests to us, as the parent company of our schools, and to other related entities. The ED’s operating restrictions include transferring institutions to a cash monitoring system or reimbursement instead of the ED’s standard advance funding of Title IV funds, which may result in a significant delay in receiving the funds.

Our schools must satisfy the ED’s administrative capability criteria regarding administration of Title IV funds, covering staffing, procedures for disbursing and safeguarding Title IV funds, reporting and other procedural matters. If a school fails to meet these criteria, the ED may require repayment of previously disbursed Title IV funds, place the school on provisional certification status, or transfer the school from the ED’s advance funding arrangement to another funding program, impose fines, or limit or terminate the school’s participant in Title IV Programs.

If the rates at which our former students default on repaying their federally guaranteed or federally funded students loans exceed ED-specified percentages, one or more of our schools could lose eligibility to participate in Title IV Programs for several years or be placed on provisional certification status by the ED.

Our U. S. schools must meet HEA’s “90-10 Rule” to continue participating in Title IV Programs. Under that rule, a proprietary school that fails to derive at least 10% of its revenue from non-Title IV sources at the end of a fiscal year will be placed on provisional participation status for two fiscal years. If the school does not satisfy the 90-10 rule for two consecutive fiscal years, it loses its eligibility to participate in the Title IV Programs for at least two fiscal years. If a school violates the 90-10 Rule and became ineligible to participate in Title IV Programs but continues to disburse Title IV Program funds, the ED would require the school to repay all Title IV Program funds received by it after the effective date of the loss of eligibility.

Currently, 10 of our schools are on provisional certification with ED, four due to ED ongoing program reviews, four due to administrative capability, one due to ED’s ongoing program reviews and administrative capability, and one due to administrative capability and unresolved audit liabilities.

Failure of our schools to maintain eligibility for Title IV programs could increase our costs of regulatory compliance and have a material adverse impact on our financial condition, results of operations, and cash flows. See “Student Financial Aid” in Part I, Item 1 of this Annual Report on Form 10-K for further discussion of the regulatory requirements that apply to us and our U.S. schools.

Increased scrutiny by various governmental agencies regarding student loan activities, including relationships between student loan providers and educational institutions and their employees, have produced uncertainty concerning restrictions applicable to administration of Title IV loan programs and the funding for those programs. If these uncertainties are not satisfactorily or timely resolved, we may face increased regulatory burdens and costs or experience adverse impacts on our student enrollment. Investigations, claims, and actions against us and other companies in our industry could adversely affect our business and stock price.

We and a number of our peer companies in the for-profit, postsecondary education industry have been subject to increased regulatory scrutiny and litigation in recent years. In particular, allegations of wrongdoing have resulted in reviews or investigations by the U.S. Department of Justice, the SEC, the ED, state agencies, and accrediting agencies of us and our schools. These allegations have attracted adverse media coverage and have been the subject of federal and state legislative hearings. In 2007 and 2008, state attorneys general, the ED, Congress and other parties have increasingly focused on student loan programs, including Title IV programs.

There have been allegations of conflicts of interest between some institutions and lenders that provide Title IV loans, lenders providing questionable incentives to schools or school employees, claims of deceptive marketing practices for student loans, and schools steering students to specific lenders. We are among the schools that have entered into a code of conduct regarding student referrals to lenders with the states of New York and Illinois, as well as New Jersey for our Gibbs College in Livingston, New Jersey.

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

Tightened credit markets in the U.S. business economy, recent federal legislation and regulations affecting higher education and addressing credit market problems, any changes in federal funding levels for federal student financial aid programs, or changes in other governmental or regulatory bodies’ laws, regulations and practices relating to other student financial aid programs, could adversely affect our business.

On January 18, 2008, we received notification that Sallie Mae would be terminating its recourse loan program with us, and more broadly within all of the postsecondary education market. Sallie Mae also notified us that while it intends to continue their non-recourse programs with us, Sallie Mae was also reviewing various aspects of such programs, including underwriting criteria. Sallie Mae agreed to extend the recourse loan program past the 30-day termination period to March 31, 2008. During the extension period the discount fee on loans certified during that period increased from 25% to 44%. We were notified by Sallie Mae on February 14, 2008 that it would no longer continue to offer recourse loans to existing students entering their second or subsequent academic term. We are working with third parties as well as internally to implement a funding program that will assist these students in continuing their program of study. We have provided payment plans directly to certain students to ensure that they can finish their existing educational programs with us and to allow new students to attend our schools. As of December 31, 2008, we have committed to approximately $36 million of funding through extended payment plans.

The cumulative impact of recent regulatory and market developments has caused some lenders, including some lenders that have previously provided Title IV loans to our students, to cease providing Title IV loans to students. Other lenders have reduced the benefits and increased the fees associated with the Title IV loans they do provide. In addition, the new regulatory refinements may result in higher administrative costs for schools, including us. If the costs of Title IV loans increase or if availability decreases, some students may decide not to enroll in a postsecondary institution, which could have a material adverse effect on our enrollment, revenue and results of operations. In May 2008, new federal legislation was enacted to attempt to ensure that all eligible students will be able to obtain Title IV loans in the future and that a sufficient number of lenders will continue to provide Title IV loans. Among other things, the new legislation:

•	authorizes the ED to purchase Title IV loans from lenders, thereby providing capital to the lenders to enable them to continue making Title IV loans to students; and

•

permits the ED to designate institutions eligible to participate in a “lender of last resort” program, under which federally recognized student loan guaranty agencies will be required to make Title IV loans to all otherwise eligible students at those institutions.

We cannot predict whether this legislation will be effective in ensuring students’ access to Title IV loan funding through private lenders.

The Higher Education Opportunity Act (“HEOA”), signed into law on August 14, 2008, is the first full reauthorization of the Higher Education Act of 1965, as amended, since 1998. The HEOA continues Title IV programs through at least September 30, 2014. The HEOA imposes a substantial number of new student lending-related reporting and disclosure obligations on institutions that participate in Title IV federal student financial aid programs. In addition, Congress must annually appropriate funds for Title IV programs. Pending regulations under HEOA and Congress’ willingness or ability to maintain or increase funding for Title IV programs could adversely impact our ability to participate in the Title IV programs and the availability of Title IV and non-Title IV funding sources for our students.

The August 2008 reauthorization of the Higher Education Act includes significant revisions to the requirements concerning cohort default rates. Under the revised law, the period for which students default on their loans are included in the calculation of an institution’s cohort default rate has been extended by one additional year, which is expected to increase the cohort default rates for most institutions. That change will be effective with the calculation of institutions’ cohort default rates for the federal fiscal year ending September 30, 2009, which rates are expected to be calculated and issued by the ED in 2012. Ineligibility to participate in Title IV Programs would have a material adverse effect on our enrollments, revenues and results of operations.

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

Budget constraints in states that provide state financial aid to our students could reduce available financial aid, which could adversely affect our student population. Alternatively, improved state financing may result in increased support for lower-priced public institutions, which may increase competition for students.

A significant number of states in which our schools operate face budget constraints that may reduce state appropriations in a number of areas. These states could reduce the amount of state student financial aid that they provide, but we cannot predict the amount or timing of any such reductions. If state funding for our students decreases and our students are unable to secure alternative sources of funding for their education, our student population could be adversely affected, which could have a material adverse effect on our results of operations, financial position, and cash flows. Increased state support for public institutions and community colleges, resulting in increased competition for students, could have a material adverse effect on our results of operations, financial position and cash flows.

If we are unable to successfully resolve pending litigation and regulatory and governmental inquiries involving us, our business, financial condition, results of operations and growth prospects could be adversely affected.

We are subject to various lawsuits, investigations and claims covering a range of matters, including, but not limited to, claims involving students and employees. Please see Note 11 “Commitments and Contingencies” of the notes to our consolidated financial statements for a detailed discussion of these matters. Additionally, we have been, and may currently be, the subject of qui tam actions filed in federal court by individual plaintiffs on behalf of themselves and the federal government alleging that we submitted false claims or statements to the ED in violation of the False Claims Act. Qui tam actions are filed under seal, and remain under seal until the government decides whether it will intervene in the case. If the government elects to intervene in an action, it assumes primary control of that matter; if the government elects not to intervene; individual plaintiffs may continue the litigation at their own expense on behalf of the government.

We cannot predict the ultimate outcome of these matters and expect to continue to incur significant defense costs and other expenses in connection with them. These costs and expenses could have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock. We may also be required to pay substantial damages or settlement costs in excess of our insurance coverage related to these matters, which could have a further material adverse effect on our financial condition and results of operations and the market price of our common stock. In addition, government investigations and any related legal and administrative proceedings may result in the institution of administrative, civil injunctive or criminal proceedings against us and/or our current or former directors, officers or employees; or the imposition of significant fines, penalties or suspensions, or other remedies and sanctions, any of which could have a material adverse effect on our financial condition and results of operations and the market price of our common stock.

If we fail to effectively identify, pursue and integrate acquired schools, both in the U.S. and outside of the U.S., our growth could be slowed and our profitability may be adversely affected.

Acquisitions are one component of our overall long-term growth. From time to time, we engage in evaluations of, and discussions with, possible domestic and international acquisition candidates. We may not be able to identify suitable acquisition opportunities, acquire institutions on favorable terms, or successfully integrate or profitably operate acquired institutions. Using debt to finance future acquisitions or issuing securities in connection with future acquisitions could dilute the holdings of our stockholders.

Because an acquisition is considered a change in ownership and control of the acquired institution under applicable regulatory standards, we must obtain approval from the ED, most applicable state agencies and accrediting agencies and possibly other regulatory bodies when we acquire an institution.

We have in the past, and may in the future, acquire schools in international markets. There may be difficulties and complexities associated with our expansion into international markets, and our business strategies may not succeed beyond our current markets. If we do not effectively address these risks, our growth and ability to compete may be impaired.

If we fail to effectively identify, establish, and operate new schools and new branch campuses of our existing schools, or to offer new educational programs, our growth may be slowed and our profitability may be adversely affected.

As part of our business strategy, we anticipate opening new schools, new branch campuses of our existing schools throughout the U.S, and offering new educational programs. These activities require us to invest in management and capital expenditures, incur marketing and advertising expenses, and devote resources that are different than those required to operate our existing schools. We may be unable to identify or acquire suitable expansion opportunities to help maintain or accelerate our current growth rate, or to successfully integrate a new school or branch campus. Any failure by us to effectively identify, establish and manage the operations of a new school or branch campus could slow our growth and make any newly-established school or branch campus more costly to operate than we had planned, which could have a material adverse effect on our results of operations.

We need timely approval by applicable regulatory agencies to offer new programs, expand our operations into certain states, or acquire additional schools. If those approvals are not timely, we may have to repay Title IV funds disbursed to students enrolled in these programs, schools and states.

To open a new school or branch campus, or establish a new educational program, we are required to obtain the appropriate approvals from applicable state and accrediting regulatory agencies, which may be conditioned, delayed or denied in a manner that could significantly affect our growth plans. Approval by these regulatory agencies may be negatively impacted due to regulatory inquiries or reviews and any adverse publicity relating to such matters. In addition, to be eligible to participate in Title IV Programs, the ED and applicable state and accrediting bodies must certify a new school or branch campus. Our ability to open new schools or new branch campuses of existing schools may be adversely affected by the regulatory matters described in Note 11,” Commitments and Contingencies” of the notes to our consolidated financial statements.

If we continue to make acquisitions in foreign countries, we will be subject to the risks inherent in operating in those countries.

If we continue to acquire schools outside of the U.S., we will be subject to risks inherent in having non-domestic operations, including unfamiliar statutes and regulations for employees and postsecondary institutions, currency exchange rate fluctuations, limits on repatriation of profits, U.S. foreign tax treaties and taxing authority, and possible economic or political instability in the countries in which we expand.

Our financial performance depends, in part, on our ability to keep pace with changing market needs and technology.

Increasingly, prospective employers of students who graduate from our schools demand that their new employees possess appropriate technological skills and also appropriate “soft” skills, such as communication, critical thinking and teamwork skills. These skills can evolve rapidly in a changing economic and technological environment, so it is important for our schools’ educational programs to evolve in response to those economic and technological changes. Current or prospective students or the employers of our graduates may not accept expansion of our existing programs, improved program content and the development of new programs. Even if our schools are able to develop acceptable new and improved programs in a cost-effective manner, our schools may not be able to begin offering them as quickly as prospective employers would like or as quickly as our competitors offer similar programs. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, unusually rapid technological changes, or other factors, our ability to attract and retain students could be impaired, the rates at which our graduates obtain jobs involving their fields of study could suffer, and our results of operations and cash flows could be adversely affected.

Our new management team could negatively impact our business.

A new management team has been put in place over the past 18 months. The new members of our management team may need to invest significant time in learning our business and our markets. Uncertainty may still exist in the marketplace and among students and employees as to how we will perform under the new leadership team. Our business and results of operations may be negatively impacted if the members of our management team cannot effectively manage and operate our business.

Our corporate realignment initiatives may strain our resources, impair our operations and ability to manage our business effectively, and adversely impact our ability to attract and retain qualified personnel.

In 2007 and 2008, we undertook various corporate realignment initiatives to reduce costs and increase the use of shared services. In connection with these initiatives, we have restructured our organization and eliminated certain positions. Further reductions may occur as we continue to implement these initiatives. There are severance and other employee-related costs associated with our workforce reductions, and our realignment plan may yield unanticipated consequences, such as attrition beyond the planned reduction. Many of the employees who were terminated possessed specific knowledge or expertise, which we may be unable to transfer to others in our organization. Our corporate realignment initiatives may reduce employee morale and create concern about job security, leading to difficulty in hiring or increased turnover in our current workforce. Employees who were terminated may also go to work for our competitors. Turnover and loss of expertise may place undue strain upon our operational effectiveness and resources.

The loss of our key personnel could harm our business.

Our future success depends largely on the skills, efforts, and motivation of our executive officers and other key personnel, as well as on our ability to attract and retain highly qualified corporate management and our schools’ ability to attract and retain highly qualified faculty members and administrators. We face competition in hiring personnel who possess the skill sets that we seek. In addition, key personnel may leave us and subsequently compete against us. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on our business, results of operations, or financial condition.

In addition, to support our growth, we must hire, retain, develop and train qualified admissions representatives who are dedicated to student recruitment. If we are unable to hire, develop, and train qualified admissions representatives, the effectiveness of our student recruiting efforts could be adversely affected.

If our graduates are unable to obtain professional licenses or certification in their chosen field of study, we may face declining enrollments and revenues or student claims against us.

Many of our students, particularly in the healthcare programs, require or desire professional licenses and certifications in order to obtain employment in their chosen fields. Many factors affect a student’s ability to become licensed, including whether the student’s program and institution are accredited by a particular accrediting commission or approved by a professional association or by the state in which the student seeks employment, and the student’s own qualifications and attainment. If one or more states deny licenses to a significant number of our students due to factors relating to our institutions or programs, we could suffer reputational harm and declining enrollments in those institutions or programs, or face student claims or litigation that could affect our revenues and results of operations.

Our future operating results and the market price of our common stock could be materially adversely affected if we are required to write down the carrying value of goodwill associated with any of our operating divisions in the future.

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

We could experience decreasing enrollments or decreasing growth in our enrollments in our schools due to changing demographic trends in family size, overall declines in enrollment in postsecondary schools, job growth in fields unrelated to our core disciplines, or other societal factors.

Projections in a September 2008 NCES report show enrollment in degree-granting postsecondary institutions increasing 12% to approximately 19.9 million students over the 10-year period ending in fall 2016, slower than the 23.6% increase reported for the prior 10-year period of 14.4 million in 1996 to 17.8 million in 2006. Such a decline in the overall growth rate in our industry would result in increased competition for students for our programs and could impact our ability to attract and retain students and affect our growth rate in enrollments. If we cannot attract new students, or develop new curricula to attract prospective students who seek degrees in fields other than our core disciplines, we may be unable to achieve our growth strategies, which could have a material adverse effect on our revenues, results of operations, financial condition and market price of our common stock.

Capacity constraints or system disruptions to our online computer networks could have a material adverse effect on our ability to attract and retain students.

Our schools’ online campuses intend to increase student enrollments. To support this growth, we will require more resources, including additional faculty, admissions, academic and financial aid personnel. This growth may place a significant strain on the operational resources of our schools’ online campuses.

Our schools’ online campuses’ success depends, in part, on their ability to expand the content of their programs, develop new programs in a cost-effective manner, maintain good standing with regulators and accreditors, and meet students’ needs in a timely manner. New programs can be delayed due to current and future unforeseen regulatory restrictions.

Any general decline in internet use for any reason, including security or privacy concerns, cost of internet service or changes in government regulation, could result in less demand for online educational services and inhibit our planned growth in our online programs.

For our online and on-ground campuses, the performance and reliability of program infrastructure is critical to their reputation and ability to attract and retain students. Our delivery of these programs could be hindered by computer system error or failure, significant increase in traffic on our computer networks, or any significant failure or unavailability of our computer networks due to events beyond our control, including natural disasters and network and telecommunications failures. Any interruption to our schools’ computer systems or operations could have a material adverse effect on the ability of our schools’ to attract and retain students.

Our computer networks may also be vulnerable to unauthorized access, computer hackers, computer viruses and other security threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. Due to the sensitive nature of the information contained on our networks, such as students’ grades, hackers may target our networks. We may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches. Although we continually monitor the security of our technology infrastructure, we cannot assure that these efforts will protect our computer networks against security breaches.

Our financial performance depends, in part, on our ability to continue to develop awareness and acceptance of our schools and programs among high school graduates and working adults.

If our schools are unable to successfully market and advertise their educational programs, our schools’ ability to attract and enroll prospective students in such programs could be adversely affected, and, consequently, our ability to increase revenue or maintain profitability could be impaired. Some of the factors that could prevent us from successfully marketing and advertising our schools and the programs that they offer include, but are not limited to, student or employer dissatisfaction with educational programs and services, diminished access to high school students, our failure to maintain or expand our brand names or other factors related to our marketing or advertising practices, costs and effectiveness of internet and other advertising programs, and changing media preferences of our target audiences.

We compete with a variety of educational institutions, and if we are unable to compete effectively, our student population and revenue could be adversely impacted.

The postsecondary education industry is highly fragmented and competitive. Our schools compete with traditional public and private two-year and four-year colleges and universities, other proprietary schools, including those that offer online education programs, and alternatives to higher education, such as immediate employment and military service. Some public and private institutions charge lower tuition for courses of study similar to those offered by our schools due, in part, to government subsidies, government and foundation grants, tax-deductible contributions, and other financial resources not available to proprietary institutions. Our public and private sector competitors may have substantially greater financial and other resources than we do. We expect to experience more competition as more colleges, universities, and for-profit schools increase their online program offerings. An increase in competition could affect the success of our marketing efforts and enable our competitors to recruit prospective students more effectively, or reduce our tuition charges and increase spending for marketing efforts, which could adversely impact our results of operations, financial condition and cash flows.

Our credit agreement limits our ability to take various actions.

Our credit agreement limits our ability to take various actions, including paying dividends and disposing of assets and may restrict us from taking actions that management believes would be desirable and in the best interests of us and our stockholders. Our credit agreement also requires us to satisfy specified financial and non-financial covenants. A breach of any of those covenants could result in an event of default under the agreement and allow the lenders to pursue various remedies, including accelerating the repayment of any indebtedness outstanding, any of which could have a material adverse effect on our business or financial condition.

Our future operating results and financial conditions would be materially adversely affected if a “change in control” is deemed to occur under our share-based compensation plans.

As of January 2, 2009, one stockholder owned 17.7% of the combined voting power of our then outstanding common stock. If any person or entity (including a group) were to acquire and beneficially own 20% or more of the combined voting power of our common stock under our 1998 Employee Incentive Compensation Plan and 1998 Non-Employee Director Stock Option Plan, or 35% or more of the combined voting power of our common stock under our 2008 Incentive Compensation Plan, a change in control for purposes of those plans would be deemed to have occurred. If a change in control occurred, we would be required to accelerate share-based compensation expense and record an additional liability in an amount equal to the estimated obligation that would be due to those plan participants who have the right and choose to surrender all or part of a share-based award in exchange for cash. This recognition of additional expense could have a material adverse affect on our operating results and financial condition. See Note 14, “Share-Based Compensation” of the notes to our consolidated financial statements for further discussion of the effects of a change in control under our share-based compensation plans.

We are subject to privacy laws and regulations both domestically and in the countries in which our foreign schools operate, due to our collection and use of personal information. Any violations of those laws, or any breach, theft or loss of that information, could adversely affect our reputation and operations.

Our efforts to attract and enroll students result in us collecting, using and keeping substantial amounts of personal information regarding applicants, our students, faculty, their families and alumni, including social security numbers, financial data, or health data. We also maintain personal information about our employees in the ordinary course of business. Our services, the services of many of our health plan and benefit plan vendors, and other information can be accessed globally through the internet. Our computer networks and those of our vendors that manage confidential information for us may be vulnerable to unauthorized access, theft or misuse, hackers, computer viruses, or third parties in connection with hardware and software upgrades and changes. Our services can be accessed globally via the Internet, so we may be subject to privacy laws in countries outside the U.S. from which students access our services, which laws may constrain the way we market and provide our services. While we utilize security and business controls to limit access to and use of personal information, any breach of student or employee privacy or errors in storing, using or transmitting personal information could violate privacy laws and regulations resulting in fines or other penalties. A breach, theft of loss of personal information held by us or our vendors, or a violation of the laws and regulations governing privacy could have a material adverse effect on our reputation or result in additional regulation, compliance costs or investments in additional security systems to protect our computer networks.

We rely on exclusive proprietary rights and intellectual property that may not be adequately protected under current laws, and we may encounter disputes from time to time relating to our use of intellectual property of third parties.

Our success depends in part on our ability to protect our proprietary rights. We rely on a combination of copyrights, trademarks, service marks, trade secrets, domain names and agreements to protect our proprietary rights. We rely on service mark and trademark protection in the United States and select foreign jurisdictions to protect our rights to our marks as well as distinctive logos and other marks associated with our services. We cannot assure you that these measures will be adequate, that we have secured, or will be able to secure, appropriate protections for all of our proprietary rights. Despite our efforts to protect these rights, unauthorized third parties may attempt to duplicate the proprietary aspects of our curricula, online resource material and other content. Our management’s attention may be diverted by these attempts, and we may need to use funds in litigation to protect our proprietary rights against any infringement or violation.

We may encounter disputes from time to time over rights and obligations concerning intellectual property, and we may not prevail in these disputes. Third parties may raise a claim against us alleging an infringement or violation of the intellectual property of that third party. Some third party intellectual property rights may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid those intellectual property rights. Any such intellectual property claim could subject us to costly litigation and impose a significant strain on our financial resources and management personnel regardless of whether such claim has merit.

We may incur liability for the unauthorized duplication or distribution of class materials posted online for class discussions.

In some instances our faculty members or our students may post various articles or other third-party content on class discussion boards or download third-party content to personal computers. We may incur claims or liability for the unauthorized duplication or distribution of this material. Any such claims could subject us to costly litigation and could impose a strain on our financial resources and management personnel regardless of whether the claims have merit.

A protracted economic slowdown and rising unemployment could harm our business.

We believe that many students pursue postsecondary education to be more competitive in the job market. However, a protracted economic slowdown could increase unemployment and diminish job prospects generally. Diminished job prospects and heightened financial worries could affect the willingness of students to incur loans to pay for postsecondary education and to pursue postsecondary education in general. As a result, our enrollment could suffer.

We may incur costs in complying with the Americans with Disabilities Act and with similar laws.

The Americans with Disabilities Act of 1990, or ADA, requires all public accommodations to meet federal requirements for access and use by disabled individuals. Other federal, state, and local laws and regulations also may impose similar or additional accessibility requirements. For example, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1991, to be accessible to handicapped persons. Typically, our real estate leases require us to pay any costs necessary to comply with all laws, including these accessibility laws, for our premises, which may include parking areas, restaurants at our culinary schools, dormitory facilities and similar facilities in addition to classroom and office space. In opening new schools or locations and acquiring existing schools, we often must build out the premises to satisfy our classroom needs and must incur the costs associated with accessibility compliance in those construction activities. If any of our premises are not compliant with the ADA or FHAA, we could face fines, litigation by private litigants, and orders to correct any non-complying features.

Risk Related to Our Common Stock

The trading price of our common stock may fluctuate substantially in the future.

The trading price of our common stock may fluctuate substantially as a result of a number of factors, some of which are not in our control. These factors include:

•	changes in the student lending and credit markets;

•	our ability to meet or exceed expectations of analysts or investors;

•	quarterly variations in our operating results;

•	changes in the legal or regulatory environment in which we operate;

•	general conditions in the for-profit, postsecondary education industry, including changes in the ED, state laws and regulations and accreditation standards, or availability of student financing;

•	the initiation, pendency or outcome of litigation, regulatory reviews and investigations, and any related adverse publicity;

•	changes in our earnings estimates by analysts;

•	future impairment of goodwill or other intangible assets;

•	price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many companies in the for-profit, postsecondary education industry in recent periods;

•	the loss of key personnel; and

•	general economic conditions.

These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent an investor from selling shares of our common stock at or above the price at which the investor acquired the shares. In addition, the stock markets, from time to time, experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. These broad fluctuations may adversely affect the market price of our common stock, regardless of our operating performance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Hoffman Estates, Illinois, which is a suburb of Chicago, and our more than 75 schools’ on-ground campuses are located throughout the United States and in France, Italy and the United Kingdom. Each of our campuses contains admissions and administrative offices and teaching facilities, including classrooms, laboratories, and, in the case of campuses with culinary arts programs, kitchens. Also, certain of our campuses include dormitory and cafeteria facilities, and certain of our culinary schools utilize leased space to operate restaurants in conjunction with their culinary arts programs.

Almost all of our campus locations and our corporate headquarters locations are leased. As of January 31, 2009, we leased approximately 6.5 million square feet under lease agreements related to our continuing operations that have remaining terms ranging from less than one year to 20 years. As of January 31, 2009, we leased approximately 0.2 million square feet under lease agreements related to our discontinued operations that have remaining terms ranging from three months to nine years. As of January 31, 2009, we owned approximately 0.3 million square feet of real property at the following campuses:

•	American InterContinental University, Houston, Texas—University segment

•	Brooks Institute, Santa Barbara, California—Art & Design segment

•	The Cooking and Hospitality Institute of Chicago, Chicago, Illinois—Culinary Arts segment

•	Pennsylvania Culinary Institute, Pittsburgh, Pennsylvania—Culinary Arts segment

•	INSEEC Bordeaux, Bordeaux, France—International segment

See Part I, Item 1 of this Annual Report on Form 10-K for a table listing each of our campus locations. The listing excludes assets of discontinued operations.

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

Note 11 “Commitments and Contingencies” of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “CECO.”

The following table sets forth the range of high and low sales prices per share for our common stock as reported on the NASDAQ:

	Price Range of Common Stock
	High	Low
2008
First quarter	$25.15	$11.57
Second quarter	20.72	12.69
Third quarter	20.89	13.82
Fourth quarter	18.80	12.44

	High	Low
2007
First quarter	$32.71	$24.36
Second quarter	36.68	29.16
Third quarter	35.62	25.56
Fourth quarter	36.09	24.72

The closing price of our common stock as reported on the NASDAQ on February 19, 2009 was $19.66 per share. As of February 19, 2009, there were 145 holders of record of our common stock.

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

During 2008, we repurchased approximately 1.0 million shares of our common stock for approximately $13.8 million at an average price of $13.84 per share.

Since the inception of the program, we have repurchased 19.2 million shares of our common stock for approximately $604.4 million at an average price of $31.51 per share. As of December 31, 2008, approximately $195.7 million is available under the program to repurchase outstanding shares of our common stock.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008—January 31, 2008	—	$—	—	$209,523,823
February 1, 2008—February 29, 2008	—	—	—	209,523,823
March 1, 2008—March 31, 2008	1,000,000	13.84	1,000,000	195,682,223
April 1, 2008—April 30, 2008	—	—	—	195,682,223
May 1, 2008—May 31, 2008	—	—	—	195,682,223
June 1, 2008—June 30, 2008	—	—	—	195,682,223
July 1, 2008—July 31, 2008	—	—	—	195,682,223
August 1, 2008—August 31, 2008	—	—	—	195,682,223
September 1, 2008—September 30, 2008	—	—	—	195,682,223
October 1, 2008—October 31, 2008	—	—	—	195,682,223
November 1, 2008—November 30, 2008	—	—	—	195,682,223
December 1, 2008—December 31, 2008	—	—	—	195,682,223

Total	1,000,000	$13.84	1,000,000

See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K for information as of December 31, 2008, with respect to shares of our common stock that may be issued under our existing share-based compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical consolidated financial and other data are qualified in their entirety by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our selected statement of operations and statement of cash flows data set forth below for each of the five years ended December 31, 2008, 2007, 2006, 2005, and 2004, and the balance sheet data as of December 31, 2008, 2007, 2006, 2005, and 2004, are derived from our audited consolidated financial statements.

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share amounts)
Selected Statement of Operations Data
Total revenue	$1,705,351	$1,747,430	$1,888,172	$1,963,531	$1,648,331
Operating expenses:
Educational services and facilities	654,288	636,469	620,197	595,914	523,629
General and administrative	889,250	919,786	971,287	917,561	776,706
Depreciation and amortization	75,132	73,595	81,281	73,675	53,276
Goodwill and asset impairment(1)	9,013	28,226	107,387	2,915	—

Total operating expenses	1,627,683	1,658,076	1,780,152	1,590,065	1,353,611

Operating income	77,668	89,354	108,020	373,466	294,720
Operating profit margin percentage	4.6%	5.1%	5.7%	19.0%	17.9%
Total other income	19,478	22,811	20,631	14,370	4,326
Provision for income taxes	27,570	34,681	72,842	145,594	116,718

Income from continuing operations	69,576	77,484	55,809	242,242	182,328

Loss from discontinued operations, net of tax(2)	(9,434)	(17,931)	(9,240)	(8,364)	(2,709)

Net income	$60,142	$59,553	$46,569	$233,878	$179,619

Net income (loss) per share-basic:
Income from continuing operations	$0.77	$0.83	$0.58	$2.40	$1.79
Loss from discontinued operations	(0.10)	(0.19)	(0.10)	(0.08)	(0.03)

Net income	$0.67	$0.64	$0.48	$2.32	$1.76

Net income (loss) per share-diluted:
Income from continuing operations	$0.77	$0.82	$0.57	$2.34	$1.74
Loss from discontinued operations	(0.10)	(0.19)	(0.10)	(0.08)	(0.03)

Net income	$0.67	$0.63	$0.47	$2.26	$1.71

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Selected Balance Sheet Data
Assets:
Cash, cash equivalents, and investments	$508,696	$388,588	$435,368	$396,323	$346,408
Student receivables, net	59,119	59,072	50,619	73,169	81,435
Total current assets	667,472	584,688	629,062	606,548	538,220
Total assets	1,417,323	1,377,782	1,425,162	1,506,105	1,387,012

Liabilities:
Total current liabilities	355,295	375,903	305,549	329,338	324,542
Total long-term debt and capital lease obligations, net of current maturities	1,889	2,179	2,763	16,357	19,089
Total liabilities	468,811	480,059	429,284	469,858	402,181
Working capital	312,177	208,785	323,513	277,210	213,678

Total stockholders’ equity	$947,652	$886,108	$982,401	$1,036,247	$984,831

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Selected Statement of Cash Flows Data
Net cash provided by operating activities	$186,720	$222,075	$216,390	$378,225	$376,154
Net cash (used in) provided by investing activities	(150,787)	4,813	(56,453)	(399,537)	(141,770)
Net cash used in financing activities	(21,048)	(185,718)	(111,239)	(189,703)	(50,915)
Capital expenditures	$53,854	$57,586	$69,473	$125,626	$142,781

(1)	During 2008, we recorded approximately $9.0 million in asset impairment charges, including $7.0 million related to the reduction in asset carrying values for certain campuses within Culinary Arts and Transitional Schools and $2.0 million related to the write-off of an intangible asset within Health Education. During 2007, we recorded asset impairment charges of $28.2 million related to campuses within Transitional Schools and Health Education. The asset impairment charges resulted from the campuses carrying value of long-lived assets exceeding their fair values. During 2006, we recorded goodwill and other intangible asset impairment charges of approximately $86.3 million within Health Education and recorded asset impairment charges of approximately $21.1 million within Transitional Schools and Health Education. See Note 7 “Property and Equipment” and Note 8 “Goodwill and Other Intangible Assets” of the notes to our consolidated financial statements for further discussion of the impairments.
(2)	See Note 4 “Discontinued Operations” of the notes to our consolidated financial statements for further discussion of discontinued operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a global education company committed to quality outcomes and career opportunities for a diverse student population. With over 97,000 students, we are a leading on-ground provider of private, for-profit, postsecondary education in the U.S. and have a substantial presence in online education. Our schools and universities prepare students for careers through the operation of more than 75 on-ground campuses located throughout the United States and in France, Italy and the United Kingdom and three fully-online academic programs.

2008 Overview

We began the year with a company-wide restructuring. We removed duplicative management layers by eliminating the Group President position and appointing senior executives to lead multi-disciplinary strategic business units (“SBUs”). We evaluate our business across five SBUs and one Operating Division. Each SBU represents a group of for-profit, postsecondary schools that offer a variety of degree and non-degree academic programs. These SBUs are organized by key market segment to enhance brand focus and operational alignment within each segment. We also created the Transitional Schools division to include all schools that are currently being taught out. By appointing a leader over the Transitional Schools division, we are focused on winding down these operations as effectively and efficiently as possible. As a result of this restructuring, we have six reportable segments: University, Culinary Arts, Health Education, Art & Design, International and Transitional Schools. Results of operations for all periods presented have been adjusted to align with these reportable segments.

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

Health Education primarily includes our Sanford-Brown schools that collectively offer academic programs in the career-oriented disciplines of health education, complemented by certain programs in business studies, visual communications and design technologies, and information technology in a classroom or laboratory setting.

Art & Design includes our Brooks Institute, Brown College, Collins College, Harrington College of Design and International Academy of Design & Technology (“IADT”) schools. Collectively these schools offer academic programs primarily in the career-oriented disciplines of fashion design, game design, graphic design, interior design, film and video production, photography, and visual communications in a classroom, laboratory or online setting.

International includes our INSEEC Group (“INSEEC”) schools and Istituto Marangoni schools located in France, Italy and the United Kingdom, which collectively offer academic programs in the career-oriented disciplines of business studies, health education, fashion and design, and visual communications and technologies in a classroom or laboratory setting.

Transitional Schools includes those schools that are currently being taught out. As of December 31, 2008, the following campuses were included within Transitional Schools: McIntosh College; Lehigh Valley College; seven of the campuses that were part of the Gibbs Division, including Gibbs Colleges in Cranston, RI; Boston, MA; Livingston, NJ; Norwalk and Farmington, CT; and Katharine Gibbs Schools in New York, NY and Norristown, PA; and AIU – Los Angeles, CA.

See Note 17 “Segment Reporting” of the notes to our consolidated financial statements for further discussion.

In connection with our organizational changes and our announced plans to teach out certain campuses, eliminations of certain positions within the Company were announced in 2008. Our 2008 results included $14.1 million for severance and stay bonuses associated with these actions. Of this charge, $8.8 million is reflected within Transitional Schools, $2.6 million is reflected within Corporate and other, and approximately $1.0 million is recorded within each Culinary Arts, Art & Design and University. The elimination of positions within Transitional Schools will take place over the course of the teach-out period.

During 2008 we completed the teach-out of four of our campuses, Brooks College – Sunnyvale and Long Beach, CA, IADT – Pittsburgh, PA and Gibbs College – Piscataway, NJ and sold our IADT – Toronto, Canada campus. The results of operations for these campuses are reflected within discontinued operations. In connection with the closure of the campuses, we recorded $8.5 million in future minimum lease obligations related to certain of our facilities whose remaining lease terms range from three months to nine years. We recorded a $1.5 million gain on the sale of IADT – Toronto which occurred in June 2008. As campuses within Transitional Schools complete their teach-out process, the results of operations for all periods presented will be reported as discontinued operations. At the point in which each campus within Transitional Schools ceases operations, to the extent that the facility’s lease has not ended, we would record a charge related to the estimated fair value of the remaining lease obligation. Currently, we estimate that these charges would be approximately $90 – $100 million. See Note 4 Discontinued Operations” of the notes to our consolidated financial statements for further discussion of our accounting for discontinued operations.

We have spent a considerable amount of time this year focused on student financial aid. In the second quarter 2008, we began to offer funding for eligible students in place of the recourse program that had previously been provided by Sallie Mae. Our recourse loan program offered by Sallie Mae terminated on March 31, 2008. We decided to provide payment plans directly to certain students to ensure that they can finish their existing educational programs with us and to allow new students the opportunity to attend our schools. As of December 31, 2008, we have committed approximately $36.0 million of funding through these payment plans. As of December 31, 2008, $8.9 million is reflected within accounts receivable, net on our audited consolidated balance sheets. We continue to review other financing opportunities for our students.

In 2008, we took steps to optimize our real estate footprint across the company. The current year results of continuing operations include $17.6 million in pretax charges associated with the exit of excess space and the termination of a lease for facilities within Culinary Arts, Art & Design, Transitional Schools and University. The pretax charge is comprised of $12.8 million of lease termination and future minimum lease obligations, which is reflected within the educational services and facilities component of the consolidated statements of operations, and $4.8 million of noncash asset impairment charges resulting from the write-off of the remaining leasehold improvements and other related equipment within the facilities that were exited.

As of December 31, 2008, four of our campuses were in the start-up stage. Our LCB Boston, MA campus began instructing students in the second quarter 2008, and our Kitchen Academy campus Seattle, WA, began instructing students in the third quarter 2008. Our Sanford-Brown Institute in San Antonio, TX and LCB St. Louis, MO campuses are expected to begin instructing students in the second quarter 2009. We continue to look for opportunities to expand our presence both in the U.S. and internationally.

As we exit 2008, we have made a considerable amount of progress against our strategic choices of 1) growing our core educational institutions, 2) entering new markets, 3) improving academic and operational effectiveness, 4) building our reputation and external relationships and 5) growing and developing our people.

CONSOLIDATED RESULTS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the years ended December 31, 2008, 2007 and 2006 (dollars in thousands).

	For the Year Ended December 31,
	2008	% of Total Revenue	2007	% of Total Revenue	2006	% of Total Revenue
TOTAL REVENUE	$1,705,351		$1,747,430		$1,888,172

Student Starts	102,400		102,200		96,800
OPERATING EXPENSES
Educational services and facilities	654,288	38.4%	636,469	36.4%	620,197	32.8%
General and administrative:
Advertising and admissions expense	449,268	26.3%	487,199	27.9%	519,358	27.5%
Administrative expense	395,986	23.2%	386,916	22.1%	392,580	20.8%
Bad debt expense	43,996	2.6%	45,671	2.6%	59,349	3.1%

Total general and administrative expense	889,250	52.1%	919,786	52.6%	971,287	51.4%

Goodwill and asset impairment	9,013		28,226		107,387

OPERATING INCOME	77,668	4.6%	89,354	5.1%	108,020	5.7%

PROVISION FOR INCOME TAXES	27,570		34,681		72,842

Effective tax rate	28.38%		30.92%		56.62%
INCOME FROM CONTINUING OPERATIONS	69,576	4.1%	77,484	4.4%	55,809	3.0%

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(9,434)		(17,931)		(9,240)

NET INCOME	$60,142	3.5%	$59,553	3.4%	$46,569	2.5%

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

Year Ended December 31, 2008 as Compared to the Year Ended December 31, 2007

Revenue

Total revenue decreased $42.1 million, or 2.4%, from 2007. The overall decrease in revenue is primarily attributable to year over year declines in Transitional Schools, Culinary Arts and Art & Design, partially offset by increases in Health Education and International. Culinary Arts and Art & Design’s student populations declined in 2008 as compared to the prior year due in part to the loss of third party student loan financing for certain students. This reduction in student populations resulted in lower revenue in 2008. As campuses within Transitional Schools wind down their operations, the number of students remaining to complete their studies declines. As such, revenue within Transitional Schools will continue to decline. Health Education’s revenues increased over the prior year due to strong growth in student populations and increased starts. International’s increased revenue over the prior year can be attributed to strong student population growth, $5.7 million of favorable foreign currency exchange rates and $3.3 million of additional revenue in 2008 related to the acquisition of Istituto Marangoni at the end of January 2007.

Educational Services and Facilities Expense

Educational services and facilities expense increased $17.8 million as compared to the prior year. During 2008, we took steps to optimize our real estate footprint and as a result, the current year expense includes $12.8 million of charges related to the termination of a dormitory lease at one of our Culinary Arts schools and the recording of future minimum lease obligations for space that was vacated within Culinary Arts, Art & Design and University. The current year also includes $6.9 million of severance and stay bonus expense associated with our decision to teach out certain campuses and our efforts to reduce redundancies within our organization. In addition, academic costs increased as compared to the prior year to support the revenue growth within Health Education and International. International expenses were also negatively impacted by effects of foreign currency exchange rates.

General and Administrative Expense

General and administrative expense decreased $30.5 million as compared to the prior year. The prior year results include expenses of approximately $15.4 million related to the settlement of certain legal matters. The current year expenses include $7.2 million of severance and stay bonus expense associated with our decision to teach out certain campuses and our efforts to reduce redundancies within the organization and $6.3 million net expense associated with the settlement of certain legal matters. Excluding these expenses, general and administrative expenses declined significantly due to a reduction in spending required to support our Transitional Schools and lower admissions expense.

Bad debt expense incurred by each of our reportable segments during the years ended December 31, 2008 and 2007 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2008	% of Segment Revenue	2007	% of Segment Revenue
Bad debt expense by segment:
University	$12,722	1.8%	$15,363	2.2%
Culinary Arts	14,297	4.4%	11,839	3.2%
Health Education	8,392	3.6%	10,509	5.1%
Art & Design	7,035	2.7%	4,131	1.5%
International	642	0.6%	334	0.4%

Subtotal	43,088	2.6%	42,176	2.6%
Transitional Schools	1,220	1.8%	3,356	2.9%
Corporate and other	(312)	N/A	139	N/A

Total bad debt expense	$43,996	2.6%	$45,671	2.6%

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

Goodwill and Asset Impairment

During 2008, we recorded approximately $9.0 million in asset impairment charges, including $7.0 million related to the reduction in asset carrying values for certain campuses within Culinary Arts and Transitional Schools and $2.0 million related to the write-off of an intangible asset within Health Education.

Operating Income

Operating income for both 2008 and 2007 includes a number of significant items. 2008 operating income includes $12.8 million in lease exit costs, $14.1 million in severance and stay bonus expense, $9.0 million of asset impairment charges and $6.3 million of net expense associated with legal settlements. 2007 operating income includes $28.2 million in asset impairment charges and $15.4 million in expenses associated with legal settlements.

Provision for Income Taxes

Our consolidated effective income tax rate for continuing operations was 28.4% for the year ended December 31, 2008 and 30.9% for the year ended December 31, 2007. The decline in our effective income tax rate was primarily due to the recognition of a permanent tax benefit on the sale of a foreign entity, a higher percentage of our income from continuing operations resulting from certain operations in Europe which operate on a not-for-profit basis and the reduction of tax reserves due to the expiration of the statute of limitations on international tax matters and the closing of a state income tax audit. We identify items that are not normal and recurring in nature and treat these as discrete events. The tax effect of discrete items is booked entirely in the period in which the discrete event occurs. Additionally, tax legislation and tax examinations in the jurisdictions in which we do business may change our effective tax rate in future periods. While such changes cannot be predicted, if they occur, the impact on our tax assets, obligations and liquidity will need to be measured and recognized in the financial statements.

Loss from Discontinued Operations

The results of operations for Brooks College – Sunnyvale and Long Beach, CA, IADT – Toronto, Canada, IADT – Pittsburgh, PA and Gibbs College – Piscataway, NJ for all periods presented comprise the loss from discontinued operations. During the fourth quarter, we ceased operations at Brooks College – Long Beach, CA, IADT – Pittsburgh, PA and Gibbs – Piscataway, NJ and during the second quarter, we sold IADT – Toronto, Canada and ceased operations at Brooks College – Sunnyvale, CA. We do not anticipate any further significant costs from any of these campuses. As other campuses within Transitional Schools cease operations in the future, we will reclassify their results of operations for all periods presented to discontinued operations. We anticipate that all but one of the ten remaining schools within Transitional Schools will cease operations during 2009. See Note 4 “Discontinued Operations” of the notes to our consolidated financial statements for further discussion of our discontinued operations.

Year Ended December 31, 2007 as Compared to the Year Ended December 31, 2006

Revenue

Total revenue decreased $140.7 million, or 7.5% from 2006. The overall decrease in revenue is primarily attributable to year over year declines in University, Transitional Schools and Art & Design being partially offset by increases in International, Health Education and Culinary Arts. University revenue declined 18.0% over the prior year due to several factors. AIU student starts and average student populations declined as compared to the prior year, primarily due to the impact of the Commission on Colleges of the Southern Association of Colleges and Schools (“SACS”) probationary status which was not lifted until December 2007. In addition, University experienced a shift in population mix that included an increase in CTU students, which has lower revenue per student than AIU, and an increase in students in University’s fully-online associated degree programs, which offer lower tuition rates than those of the University’s fully-online bachelor’s degree and master’s degree programs. Within Transitional Schools, as campuses wind down their operations, the number of students remaining to complete their studies declines. As such, revenue within Transitional Schools continues to decline. Health Education’s revenues increased over the prior year due to strong growth in student populations and increased starts. International’s increased revenue over the prior year can be attributed to the acquisition of Istituto Marangoni in January 2007 which contributed $19.0 million of revenue, increased average student population driving a $12.0 million increase in revenue at our INSEEC schools and $6.9 million of favorable foreign currency exchange rates.

Educational Services and Facilities Expense

The increase in educational services and facilities expense is primarily attributable to $9.0 million of Istituto Marangoni costs included in 2007 as a result of their acquisition by us in January 2007, increased occupancy costs across most of our segments and increased academic costs primarily within International and Culinary Arts. These increases were partially offset by decreases in other student-related expenses, including the costs of laptop computers, textbooks, and other program materials, attributable to decreases in student population at certain schools during 2007.

General and Administrative Expense

The decrease in general and administrative expense is primarily attributable to a decrease in admissions, advertising and bad debt expenses incurred within University and a decrease in administrative and admissions expense in Corporate and other, partially offset by increases in Culinary Arts, Health Education and International. Included within the 2007 general and administrative expenses was $15.4 million in legal settlement costs associated with matters within Art & Design and Transitional Schools. Additionally, included in general and administrative expenses during 2006 were charges of approximately $4.0 million and $1.7 million, respectively, attributable to future cash severance payments payable to our former Chairman, John Larson, and share-based compensation expense recorded in connection with modifications made during the fourth quarter of 2006 to certain stock options held by him.

The decrease in University’s administrative expenses during 2007 is primarily attributable to a $21.5 million decrease in bad debt expense as a result of a decline in AIU student population and related student receivables and improved cash collections experience, a $22.1 million decrease in admissions expense associated with admission headcount reductions along with lower average student population, and a $3.7 million decrease in advertising costs as a result of a planned reduction in advertising spending based upon strategic initiatives utilizing a target marketing approach and more effective media sources.

The increases in administrative, advertising, marketing and admissions costs incurred by Health Education and Culinary Arts were primarily attributable to variable costs incurred to support increased student enrollments and starts. The increase in the costs incurred by International was primarily attributable to $8.6 million in general and administrative expenses incurred by Istituto Marangoni, which we acquired in January 2007.

Bad debt expense incurred by each of our reportable segments during the years ended December 31, 2007 and 2006 was as follows (dollars in thousands):

	For the Year Ended December 31,
	2007	% of Segment Revenue	2006	% of Segment Revenue
Bad debt expense by segment:
University	$15,363	2.2%	$36,906	4.3%
Culinary Arts	11,839	3.2%	5,207	1.4%
Health Education	10,509	5.1%	6,774	3.6%
Art & Design	4,131	1.5%	2,766	1.0%
International	334	0.4%	783	1.5%

Subtotal	42,176	2.6%	52,436	3.0%
Transitional Schools	3,356	2.9%	4,711	3.3%
Corporate and other	139	N/A	2,202	N/A

Total bad debt expense	$45,671	2.6%	$59,349	3.1%

The overall decrease in bad debt expense during 2007 is primarily attributable to (1) a decrease in overall student receivable exposure at a majority of our schools, (2) overall improvement in student retention, and (3) improvement in our collections experience.

Goodwill and Asset Impairment

During 2007, we recorded approximately $28.2 million in asset impairment charges related to the reduction in asset carrying values for certain campuses within Transitional Schools. During 2007, these campuses were either being held for sale or were in the process of being taught out. The charges relate to the reduction of the carrying value of long-lived assets to their fair value, less cost to sell.

In 2006, we recorded approximately $86.3 million in goodwill and other intangible asset impairment charges related to our Health Education segment and approximately $21.1 million in asset impairment charges related to a reduction in asset values of certain campuses with Transitional Schools and Health Education.

Operating Income

The decrease in the 2007 operating income as compared to the prior year is primarily attributable to the decline in University’s operating profit. The decline in University’s operating profit was primarily attributable to the negative effects of the SACS probation status for the AIU universities along with increased competition.

Provision for Income Taxes

Our consolidated effective income tax rate for continuing operations was 30.9% for the year ended December 31, 2007, as compared to 56.6% for the comparable prior-year period. The decline in our effective income tax rate was primarily due to only $8.0 million of our total $86.3 million Health Education goodwill and intangible asset impairment charge taken in 2006 being deductible for income tax purposes. As such, there was no income tax benefit for the non-deductible portion of the charge.

Loss from Discontinued Operations

The results of operations for Brooks College – Sunnyvale and Long Beach, CA, IADT – Toronto, Canada, IADT – Pittsburgh, PA and Gibbs College – Piscataway, NJ for all periods presented comprise the loss from discontinued operations.

SEGMENT RESULTS

The following tables set forth unaudited historical segment results for the periods presented (dollars in thousands). Results for the prior year have been reclassified to be comparable to the current year presentation, primarily due to realignment reflecting the Company’s current organizational structure and our decision to teach out campuses that were previously held for sale.

	For the Year Ended December 31,
	2008	% Change	2007	% Change	2006	% Change
REVENUE:
University	$702,347	0%	$703,639	-18%	$857,805	-4%
Culinary Arts	328,313	-10%	365,789	0%	364,168	-5%
Health Education	235,546	14%	206,700	10%	187,077	7%
Art & Design	263,715	-4%	275,392	-4%	286,635	0%
International	107,558	31%	81,907	61%	50,895	14%

Subtotal	1,637,479	0%	1,633,427	-6%	1,746,580	-2%
Transitional Schools	67,863	-40%	113,856	-19%	140,694	-23%
Corporate and other	9		147		898

Total revenue	$1,705,351	-2%	$1,747,430	-7%	$1,888,172	-4%

	2008	Profit Margin Percentage	2007	Profit Margin Percentage	2006	Profit Margin Percentage
OPERATING INCOME (LOSS):
University	$122,757	17.5%	$102,371	14.5%	$214,571	25.0%
Culinary Arts	(5,908)	-1.8%	49,133	13.4%	60,642	16.7%
Health Education	22,559	9.6%	6,425	3.1%	(87,078)	-46.5%
Art & Design	28,057	10.6%	32,499	11.8%	51,683	18.0%
International	18,860	17.5%	13,024	15.9%	11,456	22.5%

Subtotal	186,325	11.4%	203,452	12.5%	251,274	14.4%
Transitional Schools	(38,837)	-57.2%	(61,646)	-54.1%	(59,792)	-42.5%
Corporate and other	(69,820)		(52,452)		(83,462)

Total operating income	$77,668	4.6%	$89,354	5.1%	$108,020	5.7%

				% Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
STUDENT STARTS:
University	55,500	52,200	51,000	6%	2%
Culinary Arts	10,000	11,700	10,900	-15%	7%
Health Education	19,000	16,200	14,400	17%	13%
Art & Design	9,000	9,300	9,100	-3%	2%
International	7,500	6,500	4,500	15%	44%

Subtotal	101,000	95,900	89,900	5%	7%
Transitional Schools	1,400	6,300	6,900	-78%	-9%

Total student starts	102,400	102,200	96,800	0%	6%

Year Ended December 31, 2008 as Compared to the Year Ended December 31, 2007

University’s operating results for the years ended December 31, 2008 and 2007 are as follows:

	Revenue		Operating Income		Profit(loss) Margin
	2008	2007	2008	2007	2008	2007
AIU
Online	$298,279	$311,321	$73,041	$74,361	24.5%	23.9%
On-ground	76,418	88,398	(14,124)	(16,262)	-18.5%	-18.4%
CTU
Online	240,652	216,432	63,419	44,006	26.4%	20.3%
On-ground	53,758	50,533	(365)	161	-0.7%	0.3%
Briarcliffe	33,240	36,955	786	105	2.4%	0.3%

Total University	$702,347	$703,639	$122,757	$102,371	17.5%	14.5%

University. Current year revenue was down slightly compared to the prior year as growth in University’s online platforms was offset by declines in the on-ground universities. Average revenue per student declined over the prior year primarily due to growth in the student population in the University’s fully-online associate degree programs, which maintain lower tuition rates than bachelor’s degree and master’s degree programs. This decline was partially offset by increases in student population and revenue in CTU’s online and on-ground platforms.

Current year operating income increased by $20.4 million as compared to the prior year. Operating profit margin improved both within our on-ground and online platforms. The operating income improvement over the prior year is primarily due to a reduction in admissions expense resulting from actions taken to improve productivity within our admissions process.

Culinary Arts. Current year revenue declined 10% as compared to the prior year primarily due to a decrease in average student population primarily due to the loss of third party student loan financing for certain students. 2008 starts were down 15% as compared to the prior year. The introduction of our extended payment plans during the second quarter 2008 along with the increased Title IV funding led to increases in student starts in the fourth quarter of 2008; however, this improvement was not enough to overcome the shortfalls experienced earlier in the year.

Culinary Arts’ current year operating loss includes $15.2 million in lease exit and related asset impairment charges associated with the exit of a dormitory and other facility and a $7.6 million charge associated with the settlement of certain legal matters. These charges, in addition to the significant decline in revenue as compared to the prior year and an increase in bad debt expense, led to the decline in operating results in the current year.

Health Education. Current year revenue increased 14% over the prior year due to strong growth in student populations of 21% over the prior year associated with increased student starts of 17% higher than the prior year. Health Education’s current year revenue is also benefiting from a decrease in student attrition and improved completion rates of programmatic studies.

Health Education increased its operating income by $16.1 million and expanded its operating profit margin by 650 basis points in 2008 as compared to 2007 driven by increased revenue and lower administration costs and lower bad debt expense. Health Education continued to focus its efforts in 2008 on improving productivity and operating leverage. Bad debt expense declined due to improved collection efforts at the school level. Current year operating income includes a $2.0 million intangible asset impairment charge as a result of changing the name of two of our campuses from Western School of Health and Business Careers to Sanford-Brown Institute. The prior year operating income includes a $6.5 million charge related to the settlement of a legal matter and $1.7 million related to asset impairment charges recorded for the two former Gibbs College campuses that were previously held for sale.

Art & Design. Current year revenue declined 4% from the prior year due to a reduction in student starts and related population. Lower student starts related to the elimination of third party student loan financing for certain prospective students and a higher level of attrition in the current year as compared to the prior year account for the decreases. These impacts are being partially offset by the growth in revenue of the newer campuses, IADT-Sacramento, CA, IADT-San Antonio, TX and the fully-online campus of IADT. Excluding the positive revenue impact of these three campuses, Art & Design revenue would have been down approximately 10% as compared to the prior year period.

Art & Design’s current year operating income declined driven by the lower revenue and increased bad debt expense as compared to the prior year. More students within Art & Design are utilizing extended payment plans to help fund their education. The estimated allowance for doubtful accounts charged against revenue related to these extended payment plans is higher than for other funding sources. As a result, bad debt expense as a percentage of revenue increased over the prior year. The prior year operating income also included a $4.1 million charge related to the settlement of a legal matter.

International. Current year revenue increased 31% as compared to the prior year. The increase in revenue as compared to the prior year is driven by strong student population growth. Additionally, the current year revenue includes approximately $5.7 million due to favorable foreign currency exchange rates and $3.3 million of additional revenue in the first quarter 2008 as compared to the prior year period due to the acquisition of Istituto Marangoni at the end of January 2007.

Higher utilization of facilities and faculty members contributed to the operating income and margin expansion as compared to the prior year. Current year operating income also includes approximately $1.0 million related to favorable foreign currency exchange rates.

Transitional Schools. Current year revenue declined as compared to the prior year due to the schools no longer enrolling students. We expect revenue to continue to decline as compared to the prior year as the schools continue to wind down their operations. As a result of our decision to teach out all programs at the majority of the schools previously held for sale and our company-wide restructuring, the results of operations for ten of our schools, including: McIntosh College; Lehigh Valley College; seven of the campuses that were part of the Gibbs Division, including Gibbs Colleges in Cranston, RI; Boston, MA; Livingston, NJ; Norwalk and Farmington, CT; and Katharine Gibbs Schools in New York, NY and Norristown, PA; and AIU—Los Angeles, CA are reflected within Transitional Schools for all years presented herein.

Operating loss within Transitional Schools improved as compared to the prior year. This improvement results from the prior year operating loss including $26.6 million of asset impairment charges and $4.8 million related to the settlement of certain legal matters. The 2007 asset impairment charges related to the reduction of the carrying value of the net assets held for sale to their fair value, less costs to sell.

Corporate and other. This includes costs that are incurred on behalf of the entire company, including costs attributable to legal, finance, human resources, marketing and certain centralized activities related to student financing, including financial aid process, student account posting and collections. We allocate a portion of these expenses to our strategic business units based upon a percentage of revenue. The current year increase in expenses within corporate and other as compared to the prior year is primarily due to increased compensation costs as we continue to centralize various support functions across the Company. In addition, the current year expense includes an additional $10.9 million associated with performance-based incentive programs resulting from our attainment of 2008 operating performance targets.

Year Ended December 31, 2007 as Compared to the Year Ended December 31, 2006

University’s operating results for the years ended December 31, 2007 and 2006 are as follows:

	Revenue		Operating Income		Profit (loss) Margin
	2007	2006	2007	2006	2007	2006
AIU
Online	$311,321	$464,864	$74,361	$181,477	23.9%	39.0%
On-ground	88,398	106,389	(16,262)	(6,972)	-18.4%	-6.6%
CTU
Online	216,432	193,735	44,006	33,681	20.3%	17.4%
On-ground	50,533	49,632	161	799	0.3%	1.6%
Briarcliffe	36,955	43,185	105	5,586	0.3%	12.9%

Total University	$703,639	$857,805	$102,371	$214,571	14.5%	25.0%

University. Revenue in 2007 decreased as compared to 2006 primarily due to a decrease in average revenue per student as well as a decline in average population as compared to the prior year. The decrease in average revenue per student was attributable to a population mix change that included an increase in CTU students, which has a lower revenue per student than AIU, and an increase in students in University’s fully-online associate degree programs, which offer lower tuition rates than those of University’s fully-online bachelor’s degree and master’s degree programs. The increase in online associate degree-seeking students was a result of a pricing reduction in our AIU Online associate programs and strong student population growth at CTU Online. The decline in average population was driven by a decline in average population for both AIU online and on-ground being partially offset by an increase in the average CTU Online population. We believe that the declines in the AIU student population and student starts were primarily attributable to the continuing effects of the SACS probation status, which was lifted in December 2007. The SACS probation status that remained in place during the majority of the academic school year negatively impacted those schools’ ability to recruit new students. The effects of the SACS probation status resulted in a decrease in student population and revenue at each of our AIU universities.

The combined revenue for University’s fully-online platforms, including AIU Online and CTU Online, decreased $130.8 million, or 19.9%, from $658.6 million during the year ended December 31, 2006, to $527.8 million during the year ended December 31, 2007.

Operating income declined $112.2 million primarily due to the significant reduction in revenue. AIU Online’s operating profit margin percentage declined from 39.0% during 2006 to 23.9% during 2007. As discussed above, declines in AIU Online operations and student population had a disproportionately negative impact on the entire segment’s results.

Culinary Arts. Revenue increased slightly primarily due to an increase in student enrollments and student starts during 2007, relative to student enrollments and student starts during 2006.

Operating income declined $11.5 million in 2007 as compared to the prior year driven by increased bad debt expense and higher academics costs. Bad debt expense increased $6.6 million in 2007 as compared to 2006 as a result of higher student receivable balances.

Health Education. Revenue increased 10.5% as compared to the prior year driven by tuition price increases introduced in 2006, increased average student population during 2007 relative to average student population during 2006, continued strengthening in student enrollments at our Health Education schools and a shift in student enrollment mix that resulted in higher average revenue per student.

The increase in operating income in 2007 as compared to 2006 was primarily due to the prior year’s operating income including $90.3 million in goodwill and asset impairment charges. During 2007, Health Education’s operating income included a $6.5 million charge related to the settlement of a certain legal matter. Excluding the impact of both of these items, operating income would have increased $9.7 million driven by increased revenue.

Art & Design. Revenue declined 3.9% as compared to the prior year primarily due to a decline in student population as well as a decline in student starts and enrollments during 2007 as compared to 2006. Revenue was also negatively impacted by certain legal and regulatory matters and the related negative publicity impacting certain of our schools as well as general competitive pressures for student leads and enrollments.

The decline in operating income in 2007 as compared to the prior year was driven by a reduction in revenue, increased academic costs necessary to support the efforts of our start-up campuses, including our fully online platform which began enrolling students in July 2007 as well as a $4.1 million charge related to the settlement of a legal matter.

International. The increase in 2007 revenue as compared to the prior year is primarily attributable to the acquisition of Istituto Marangoni in January 2007. Istituto Marangoni contributed $19.0 million in revenue during 2007. In addition, our INSEEC schools’ revenue increased $12.0 million over the prior year as a result of increased average student population. Finally, favorable foreign currency exchange rates contributed $6.9 million to the $31.0 million increase over the prior year’s revenue.

Transitional Schools. During 2007, the majority of the schools included in Transitional Schools were classified as held-for-sale. In connection with our decision in the first quarter 2008 to teach out all programs at the majority of the schools previously held for sale and our company-wide restructuring, the results of operations for ten of our schools, including: McIntosh College; Lehigh Valley College; seven of the campuses that were part of the Gibbs Division, including Gibbs Colleges in Cranston, RI; Boston, MA; Livingston, NJ; Norwalk and Farmington, CT; and Katharine Gibbs Schools in New York, NY and Norristown, PA; and AIU—Los Angeles, CA are reflected within Transitional Schools for all years presented herein. In the years ended 2007 and 2006, we recorded goodwill and asset impairment charges of $26.6 million and $17.1 million within Transitional Schools. The 2007 charge related to the reduction of the carrying value of the net assets held for sale to their fair value less costs to sell. The 2006 charge included a goodwill impairment charged related to our Gibbs division of $10.4 million and a charge of $6.7 million to reduce the carrying value of net assets held for sale to fair value, less costs to sell.

Corporate and other. This includes costs that are incurred on behalf of the entire company, including costs attributable to legal, finance, human resources, marketing and certain centralized activities related to student financing, including financial aid process, student account posting and collections. We allocate a portion of these expenses to our strategic business units based upon a percentage of revenue.

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

Allowance for Doubtful Accounts

We extend unsecured credit to a portion of the students who are enrolled at our schools for tuition and certain other educational costs. Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to tuition receivables. Our allowance estimation methodology considers a number of factors that, based on our collections experience, we believe have an impact on students’ credit risk and the realizability of our student receivables. Among these factors are a student’s status (in-school or out-of-school), anticipated funding source (for example, federal loan or grant, state grant, private loan, student cash payments, etc.), whether or not an out-of-school student has completed his or her program of study, and our overall collections experience. Out-of-school students include students who have withdrawn from or completed their programs of study. All other students are classified as in-school students.

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

A one percentage point change in our allowance for doubtful accounts as a percentage of gross student receivables from operations as of December 31, 2008, would have resulted in a change in income from continuing operations of $0.9 million during the year then ended.

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

In performing our annual review of goodwill balances for impairment, we estimate the fair value of each of our reporting units based primarily on projected future operating results and cash flows and other assumptions. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically, projected operating results and cash flows have not always been achieved. The failure of one of our reporting units to achieve projected operating results and cash flows in the near term or long term may reduce the estimated fair value of the reporting unit below its carrying value and result in the recognition of a goodwill impairment charge. We monitor the operating results and cash flows of our reporting units on a quarterly basis for signs of possible declines in estimated fair value and goodwill impairment. See Note 8 “Goodwill and Other Intangible Assets” of the notes to our consolidated financial statements for further discussion of goodwill impairment considerations and related charges we recognized during the year ended December 31, 2008.

Long-Lived Assets

On an ongoing basis, we review property and equipment, definite-lived intangible assets, and other long-lived assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. If such events or changes in circumstances occur, we will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset is less than the carrying value of the related asset. The impairment loss would adjust the asset to its estimated fair value.

In evaluating the recoverability of long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the estimated fair value of such assets. If our fair value estimates or related assumptions change in the future, we may be required to record impairment charges related to long-lived assets and definite-lived intangible assets. See Note 7 “Property and Equipment” of the notes to our consolidated financial statements for further discussion of long-lived asset impairment considerations and related charges we recognized during the year ended December 31, 2008.

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

On January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The initial application of FIN 48 to our tax positions had no effect on our stockholders’ equity.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

As of December 31, 2008, cash, cash equivalents, and investments totaled $508.7 million. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We finance our operating activities and our organic growth primarily through cash generated from operations. We finance acquisitions primarily through funding from credit facility borrowings and cash generated from operations. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, and lease commitments through at least the next 12 months primarily with cash generated by operations, existing cash balances, and, if necessary, borrowings under our existing credit agreement.

The U.S. Department of Education (“ED”) requires that Title IV Program funds collected in advance of student billings be kept in a separate cash account until students are billed for the portion of their program related to those Title IV Program funds collected. The ED further requires that Title IV Program funds be disbursed to students within three business days of receipt. We do not recognize restricted cash balances on our consolidated balance sheet until all restrictions have lapsed with respect to those balances. As of December 31, 2008 and 2007, the amount of restricted cash balances recorded in separate cash accounts was not significant. Also included in cash and cash equivalents within our consolidated balance sheets are amounts related to certain of our European campuses that are operated as not-for-profit schools. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. The amount of not-for-profit cash and cash equivalents with restrictions was $48.2 million and $39.9 million at December 31, 2008 and December 31, 2007, respectively. Restrictions on these cash balances have not affected, nor do we believe that such restrictions will affect, our ability to fund our daily operations.

Sources and Uses of Cash

Operating Cash Flows

During the years ended December 31, 2008 and 2007, net cash flows provided by operating activities totaled $186.7 million and $222.1 million, respectively.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students finance tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, school payment plans, private and institutional scholarships and cash payments. The following table summarizes our U.S. schools’ cash receipts from tuition payments by fund source as a percentage of total tuition payments received for the years ended December 31, 2008, 2007 and 2006. The percentages reflected therein were determined based upon our U.S. schools’ cash receipts for the 12-month period ended December 31.

	For the Year Ended December 31,
	2008	2007	2006
Title IV Program funding
Stafford Loans	50.4%	44.1%	41.5%
Grants	13.8%	11.5%	9.6%
PLUS Loans	5.0%	7.1%	8.2%

Total Title IV Program funding	69.2%	62.7%	59.3%

Private loans
Non-recourse loans	8.7%	14.9%	19.5%
Sallie Mae recourse loans	1.3%	2.7%	2.3%
Stillwater recourse loans	0.0%	0.0%	0.3%

Total private loans	10.0%	17.6%	22.1%

Scholarships, grants and other	4.3%	3.7%	3.1%

Cash payments	16.5%	16.0%	15.5%

Total tuition receipts	100.0%	100.0%	100.0%

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

Although we anticipate that we will be able to satisfy cash requirements for working capital needs, capital expenditures, and commitments through at least the next year primarily with cash generated by our operations, existing cash balances and, if necessary, borrowings under our existing credit agreement, we are not able to assess the effect of loss contingencies on future cash requirements and liquidity. See Note 11 “Commitments and Contingencies” of the notes to our consolidated financial statements for additional discussion of these matters.

Investing Cash Flows

During the year ended December 31, 2008, net cash flows used in investing activities totaled $150.8 million compared to net cash flows provided by investing activities of $4.8 million for the year ended December 31, 2007. During 2007, we utilized $224.3 million of cash to repurchase 7.4 million shares of our common stock whereas; we utilized only $13.8 million to repurchase 1.0 million shares in 2008. As a result, we had invested more of our operating cash flow in 2008.

Capital Expenditures. Capital expenditures decreased $3.7 million, or 6.4%, from $57.6 million during the year ended December 31, 2007, to $53.9 million during the year ended December 31, 2008. Capital expenditures represented 3.1% and 3.2%, respectively, of total revenue from continuing and discontinued operations during the years ended December 31, 2008 and 2007.

Acquisition of Istituto Marangoni. On January 25, 2007, we acquired 100% of the issued and outstanding stock of Istituto Marangoni for approximately $37.2 million, excluding acquired cash balances of approximately $6.9 million. The purchase price was funded with cash generated from operating activities.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash outflow of $97.3 million and a net cash inflow of $95.1 million during the years ended December 31, 2008 and 2007, respectively.

Financing Cash Flows

During the years ended December 31, 2008 and 2007, net cash flows used in financing activities totaled $21.1 million and $185.7 million, respectively.

Credit Agreement. As of December 31, 2008, we had no outstanding debt under our U.S. Credit Agreement. Letters of credit totaling approximately $12.4 million were outstanding under our U.S. Credit Agreement. The credit availability under our U.S. Credit Agreement as of December 31, 2008 was $172.6 million. See Note 9 “Debt and Credit Agreements” of the notes to our consolidated financial statements for additional discussion of our outstanding indebtedness and credit agreement.

Repurchases of Shares. During the year ended December 31, 2008, we repurchased approximately 1.0 million shares of our common stock for approximately $13.8 million at an average price of $13.84 per share. During the year ended December 31, 2007, we repurchased approximately 7.4 million shares of our common stock for approximately $224.3 million at an average price of $30.26 per share. Repurchases of shares during 2008 and 2007 were funded by cash generated from operating activities. As of December 31, 2008, we were authorized to use an additional $195.7 million to repurchase shares of our common stock under our stock repurchase program.

Contractual Obligations

As of December 31, 2008, future minimum cash payments due under contractual obligations, including, among others, non-cancelable operating and capital lease agreements, and other long-term arrangements, were as follows (in thousands):

	2009	2010	2011	2012	2013	2014 & Thereafter	Total
Operating lease obligations	$130,164	$120,978	$107,975	$101,035	$97,855	$346,709	$904,716
Capital lease obligations(1)	457	457	457	457	229	—	2,057

Total contractual cash obligations(2)	$130,621	$121,435	$108,432	$101,492	$98,084	$346,709	$906,773

(1)	The capital lease obligations include both the future principal payment amount as well as an amount calculated for expected future interest payments.
(2)	Due to uncertainty regarding the completion of tax audits and possible outcomes, we do not know the timing of when our obligations related to unrecognized tax benefits of $37.6 million will occur, if at all. See Note 12 “Income Taxes” of the notes to our consolidated financial statements for additional detail.

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

Capital Lease Obligations. We have assumed capital lease obligations in connection with certain acquisitions. As of December 31, 2008, the balance of outstanding capital lease obligations was approximately $2.1 million, which includes accrued interest of approximately $0.3 million.

Off-Balance Sheet Arrangements. As of December 31, 2008, we were not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

Changes in Financial Position—December 31, 2008 compared to December 31, 2007

Selected consolidated balance sheet account changes from December 31, 2007, to December 31, 2008, were as follows:

	As of December 31,
	2008	2007	% Change
	(Dollars in thousands)
ASSETS
Current assets:
Total cash and cash equivalents and investments	$508,696	$388,588	31%
Student receivables, net	59,119	59,072	0%
Assets of discontinued operations	5,003	31,170	-84%

LIABILITIES
Current liabilities:
Payroll and related benefits	63,757	33,119	93%
Deferred tuition revenue	153,727	158,845	-3%
Liabilities of discontinued operations	8,753	15,472	-43%

Non-current liabilities:
Deferred rent obligations	97,644	97,504	0%

Cash and cash equivalents and investments. The increase in cash and cash equivalents and investments is primarily attributable to less share repurchases in 2008 as compared to 2007. As such, higher amounts of operating cash flow were invested in 2008.

Student receivables, net. Our allowance for doubtful accounts as a percentage of gross student receivables and days sales outstanding (“DSO”) from operations as of and for the twelve months ended December 31, 2008, 2007 and 2006 were as follows:

	As of December 31,
	2008	2007	2006
Allowance for doubtful accounts as a percentage of gross student receivables	37.4%	37.1%	37.9%
DSO (in days)	15	14	12

We calculate DSO by dividing net receivables, including both student receivables and other receivables, by annual average daily revenue. Annual average daily revenue is computed by dividing total revenue for the twelve months ended December 31, by 365 days.

The increase in DSO to 15 days as of December 31, 2008 as compared with 14 days as of December 31, 2007 resulted from slightly lower average revenue per day. Allowance for doubtful accounts as a percentage of gross student receivables increased as of December 31, 2008 from December 31, 2007 due primarily to the use of extended payment plans which have a higher estimated allowance for bad debt than other sources of funding utilized by our students.

Assets of discontinued operations. The decrease in assets of discontinued operations is primarily attributable to the closure of four campuses and the sale of one campus in 2008.

Payroll and related benefits. The increase in the payroll and related benefits liabilities is primarily due to the Company achieving its annual incentive compensation metrics in 2008.

Deferred tuition revenue. Tuition revenue is recognized on a straight-line basis over the academic term, which includes any applicable externship period. The decrease in deferred tuition revenue is primarily due to timing of academic term completions and the mix of programs for which revenue is being earned.

Liabilities of discontinued operations. The decrease in liabilities of discontinued operations is primarily attributable to the closure of four campuses and the sale of one campus in 2008.

Litigation and Regulatory Matters

See Note 11 “Commitments and Contingencies” of the notes to our consolidated financial statements for a discussion of selected litigation and regulatory matters affecting our business.

Recent Accounting Pronouncements

See Note 3 “Recent Accounting Pronouncements” of the notes to our consolidated financial statements for a discussion of recent accounting pronouncements that may affect us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We use various techniques to manage our market risk, including, from time to time, the use of derivative financial instruments. We do not use derivative financial instruments for speculative purposes.

A portion of our municipal bond investments are auction rate securities (“ARS”) with maturities generally every 28 or 35 days. ARS generally have stated terms to maturity of greater than one year. However, we classify investments in ARS as current on our consolidated balance sheets due to our ability to divest our holdings at auction maturity, which is less than one year. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continue to accrue interest and are auctioned on a set interval until the auction succeeds, the issuer calls the securities, or they mature. As of December 31, 2008, we do not consider the value of our investments in ARS to be impaired. If, however, the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. Municipal bonds that are invested in ARS were $12.9 million and $166.6 million as of December 31, 2008 and 2007, respectively.

Interest Rate Exposure

Any outstanding borrowings under our credit agreement bear annual interest at variable rates tied to the prime rate and the British Bankers Association LIBOR rate. As of December 31, 2008, we had no outstanding borrowings under these agreements. The outstanding borrowings under this credit agreement as of December 31, 2007 were $11.2 million.

We estimate that the book value of our investments, debt instruments, and any derivative financial instruments approximated their fair values as of December 31, 2008 and 2007. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

Foreign Currency Exposure

We are subject to foreign currency exchange exposures arising from current and anticipated transactions denominated in currencies other than the U.S. dollar, and from the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts. Specifically, we are subject to risks associated with fluctuations in the value of the Euro and the British pound vis-à-vis the U.S. dollar. Our investment in our foreign operations as of December 31, 2008, was not significant to our consolidated financial position, and the book values of the assets and liabilities of such foreign operations as of December 31, 2008, approximated their estimated fair values.

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

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based upon the evaluation under the framework contained in the COSO Report, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

Ernst & Young LLP, our independent registered public accounting firm, who audited and reported on the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting. This attestation report is included on page 69 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2009 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2009 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2009 Annual Meeting of Stockholders.

The following table provides information as of December 31, 2008, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	2,915,634	(1)	$29.29	9,086,147	(2)
Equity compensation plans not approved by stockholders	200,000	(3)	$19.60	—

Total	3,115,634		$28.67	9,086,147

(1)	Includes outstanding options to purchase shares of our common stock under the Career Education Corporation 1998 Employee Incentive Compensation Plan, 1998 Non-Employee Director Incentive Compensation Plan and 2008 Incentive Compensation Plan.
(2)	Includes shares available for future issuances under the Career Education Corporation 2008 Incentive Compensation Plan and excludes securities reflected in column (a). In addition to stock options, the Career Education Corporation 2008 Incentive Compensation Plan provides for the issuance of stock appreciation rights, restricted stock, deferred stock, stock, dividend equivalents, other stock-based awards, performance awards, or cash incentive awards.
(3)	We have an agreement with Le Cordon Bleu Limited that gives us the exclusive right to use the Le Cordon Bleu name in North America. Under this agreement, we pay Le Cordon Bleu Limited royalties based on eligible culinary revenues collected from students enrolled in Le Cordon Bleu culinary programs at our schools. On August 30, 2002, we issued an option to purchase 200,000 shares of our common stock to Le Cordon Bleu Limited in connection with an amendment to this license agreement. The option was immediately exercisable at an exercise price per share of $19.60 and expires on August 29, 2012. The exercise price of the option represents 90 percent of the average closing sale price of our common stock during the five trading days ended August 29, 2002. The option was issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended. The issuance was made without general solicitation or advertising.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2009 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The financial statements listed in the Index to Financial Statements (page 68) are filed as part of this Annual Report.

2.	Financial Statement Schedules

These schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

3.	Exhibits

The exhibits listed in the Index to Exhibits (pages 113—116) are filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of February 2009.

CAREER EDUCATION CORPORATION

By:	/s/ MICHAEL J. GRAHAM
Michael J. Graham,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GARY E. MCCULLOUGH Gary E. McCullough	President and Chief Executive Officer (Principal Executive Officer)	February 20, 2009

/s/ MICHAEL J. GRAHAM Michael J. Graham	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2009

/s/ COLLEEN M. O’SULLIVAN Colleen M. O’Sullivan	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2009

/s/ DENNIS H. CHOOKASZIAN Dennis H. Chookaszian	Director	February 20, 2009

/s/ DAVID W. DEVONSHIRE David W. Devonshire	Director	February 20, 2009

/s/ PATRICK W. GROSS Patrick W. Gross	Director	February 20, 2009

/s/ GREGORY L. JACKSON Gregory L. Jackson	Director	February 20, 2009

/s/ THOMAS B. LALLY Thomas B. Lally	Director	February 20, 2009

/s/ STEVEN H. LESNIK Steven H. Lesnik	Chairman of the Board and Director	February 20, 2009

/s/ EDWARD A. SNYDER Edward A. Snyder	Director	February 20, 2009

/s/ LESLIE T. THORNTON Leslie T. Thornton	Director	February 20, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Career Education Corporation

We have audited Career Education’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Career Education Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Career Education Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Career Education Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Career Education Corporation, and our report dated February 20, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 20, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Career Education Corporation

We have audited the accompanying consolidated balance sheets of Career Education Corporation and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2007 the Company adopted the provisions of the Financial Accounting Standards Board’s Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Career Education Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 20, 2009

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$244,743	$221,970
Investments	263,953	166,618

Total cash and cash equivalents and investments	508,696	388,588
Receivables:
Students, net of allowance for doubtful accounts of $35,226 and $35,151 as of December 31, 2008 and 2007, respectively	59,119	59,072
Other, net	9,191	8,942
Prepaid expenses	46,416	49,732
Inventories	12,352	15,309
Deferred income tax assets	17,472	17,419
Other current assets	9,223	14,456
Assets of discontinued operations	5,003	31,170

Total current assets	667,472	584,688

NON-CURRENT ASSETS:
Property and equipment, net	304,970	335,949
Goodwill	376,072	379,363
Intangible assets, net	39,904	44,395
Deferred income tax assets	11,440	12,832
Other assets, net	17,465	20,555

TOTAL ASSETS	$1,417,323	$1,377,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$354	$11,843
Accounts payable	28,450	27,601
Accrued expenses:
Payroll and related benefits	63,757	33,119
Advertising and production costs	21,504	21,738
Income taxes	29,224	31,497
Other	49,526	75,788
Deferred tuition revenue	153,727	158,845
Liabilities of discontinued operations	8,753	15,472

Total current liabilities	355,295	375,903

NON-CURRENT LIABILITIES:
Long-term debt and capital lease obligations, net of current maturities	1,889	2,179
Deferred rent obligations	97,644	97,504
Other liabilities	13,983	4,473

Total non-current liabilities	113,516	104,156

SHARE-BASED AWARDS SUBJECT TO REDEMPTION	860	11,615

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 93,306,542 and 92,956,232 shares issued, 89,748,242 and 90,412,033 shares outstanding as of December 31, 2008 and 2007, respectively	933	930
Additional paid-in capital	222,523	207,294
Accumulated other comprehensive income	5,774	16,304
Retained earnings	807,500	736,603
Cost of 3,558,300 and 2,544,199 shares in treasury as of December 31, 2008 and 2007, respectively	(89,078)	(75,023)

Total stockholders’ equity	947,652	886,108

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,417,323	$1,377,782

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2008	2007	2006
REVENUE:
Tuition and registration fees	$1,636,750	$1,666,828	$1,805,967
Other	68,601	80,602	82,205

Total revenue	1,705,351	1,747,430	1,888,172

OPERATING EXPENSES:
Educational services and facilities	654,288	636,469	620,197
General and administrative	889,250	919,786	971,287
Depreciation and amortization	75,132	73,595	81,281
Goodwill and asset impairment	9,013	28,226	107,387

Total operating expenses	1,627,683	1,658,076	1,780,152

Operating income	77,668	89,354	108,020

OTHER INCOME (EXPENSE):
Interest income	13,774	18,489	18,830
Interest expense	(870)	(1,163)	(1,893)
Share of affiliate earnings	4,665	4,735	3,966
Miscellaneous income (expense)	1,909	750	(272)

Total other income	19,478	22,811	20,631

PRETAX INCOME	97,146	112,165	128,651
Provision for income taxes	27,570	34,681	72,842

INCOME FROM CONTINUING OPERATIONS	69,576	77,484	55,809

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(9,434)	(17,931)	(9,240)

NET INCOME	$60,142	$59,553	$46,569

NET INCOME (LOSS) PER SHARE—BASIC:
Income from continuing operations	$0.77	$0.83	$0.58
Loss from discontinued operations	(0.10)	(0.19)	(0.10)

Net income	$0.67	$0.64	$0.48

NET INCOME (LOSS) PER SHARE—DILUTED:
Income from continuing operations	$0.77	$0.82	$0.57
Loss from discontinued operations	(0.10)	(0.19)	(0.10)

Net income	$0.67	$0.63	$0.47

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	89,810	93,705	96,190

Diluted	90,089	94,407	98,065

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Issued Shares	$0.01 Par Value	Purchased Shares	Cost
BALANCE, December 31, 2005	103,385	$1,033	(5,272)	$(200,158)	$591,287	$1,989	$642,096	$1,036,247
Net income	—	—	—	—	—	—	46,569	46,569
Foreign currency translation gain	—	—	—	—	—	3,149	—	3,149
Unrealized gain on investments	—	—	—	—	—	545	—	545

Total comprehensive income								50,263

Treasury stock purchased	—	—	(5,502)	(166,161)	—	—	—	(166,161)
Share-based compensation expense:
Stock option plans	—	—	—	—	15,040	—	—	15,040
Restricted stock award plans	—	—	—	—	1,202	—	—	1,202
Employee stock purchase plan	—	—	—	—	848	—	—	848
Common stock issued under:
Stock option plans	3,340	34	—	—	32,543	—	—	32,577
Employee stock purchase plan	199	2	—	—	5,097	—	—	5,099
Tax benefit of options exercised	—	—	—	—	20,763	—	—	20,763
Adjustment of share-based awards subject to redemption	—	—	—	—	—	—	(13,477)	(13,477)

BALANCE, December 31, 2006	106,924	$1,069	(10,774)	$(366,319)	$666,780	$5,683	$675,188	$982,401

Net income	—	—	—	—	—	—	59,553	59,553
Foreign currency translation gain	—	—	—	—	—	10,784	—	10,784
Unrealized loss on investments	—	—	—	—	—	(163)	—	(163)

Total comprehensive income								70,174

Treasury stock purchased	—	—	(7,410)	(224,264)	—	—	—	(224,264)
Treasury stock retirement	(15,640)	(156)	15,640	515,560	(515,404)	—	—	—
Share-based compensation expense:
Stock option plans	—	—	—	—	10,982	—	—	10,982
Restricted stock award plans	—	—	—	—	3,965	—	—	3,965
Employee stock purchase plan	—	—	—	—	557	—	—	557
Common stock issued under:
Stock option plans	1,539	15	—	—	31,300	—	—	31,315
Employee stock purchase plan	133	2	—	—	3,169	—	—	3,171
Tax benefit of options exercised	—	—	—	—	5,945	—	—	5,945
Adjustment of share-based awards subject to redemption	—	—	—	—	—	—	1,862	1,862

BALANCE, December 31, 2007	92,956	$930	(2,544)	$(75,023)	$207,294	$16,304	$736,603	$886,108

Net income	—	—	—	—	—	—	60,142	60,142
Foreign currency translation loss	—	—	—	—	—	(10,932)	—	(10,932)
Unrealized gain on investments	—	—	—	—	—	402	—	402

Total comprehensive income								49,612

Treasury stock purchased	—	—	(1,000)	(13,842)	—	—	—	(13,842)
Share-based compensation expense:
Stock option plans	—	—	—	—	7,065	—	—	7,065
Restricted stock award plans	—	—	—	—	4,211	—	—	4,211
Employee stock purchase plan	—	—	—	—	246	—	—	246
Common stock issued under:
Stock option plans	139	1	—	—	1,218	—	—	1,219
Restricted stock award plans	31	—	(14)	(213)	—			(213)
Employee stock purchase plan	181	2	—	—	2,018	—	—	2,020
Tax benefit of options exercised	—	—	—	—	471	—	—	471
Adjustment of share-based awards subject to redemption	—	—	—	—	—	—	10,755	10,755

BALANCE, December 31, 2008	93,307	$933	(3,558)	$(89,078)	$222,523	$5,774	$807,500	$947,652

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60,142	$59,553	$46,569
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and asset impairment	13,600	36,765	111,725
Depreciation and amortization expense	77,688	78,183	86,415
Bad debt expense	44,278	46,619	60,654
Compensation expense related to share-based awards	11,522	15,504	17,090
(Gain) on sale of business	(1,555)	—	—
Loss (gain) on disposition of property and equipment	573	(124)	716
Share of affiliate earnings, net of cash received	939	(2,791)	(1,306)
Deferred income taxes	(749)	(14,981)	(28,530)
Other	—	301	2,995
Changes in operating assets and liabilities:
Students receivables, gross	2,173	(37,519)	26,589
Allowance for doubtful accounts	(44,939)	(42,842)	(73,465)
Other receivables, net	1,569	133	(4,251)
Inventories, prepaid expenses, and other current assets	11,831	6,552	(2,325)
Deposits and other non-current assets	1,535	12,714	1,146
Accounts payable	1,505	(5,840)	3,026
Accrued expenses and deferred rent obligations	9,779	30,253	(25,067)
Deferred tuition revenue	(3,171)	39,595	(5,591)

Net cash provided by operating activities	186,720	222,075	216,390

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(580,970)	(644,977)	(938,033)
Sales of available-for-sale investments	483,635	740,108	950,508
Purchases of property and equipment	(53,854)	(57,586)	(69,473)
Business acquisitions, net of acquired cash	—	(32,308)	—
Other	402	(424)	545

Net cash (used in) provided by investing activities	(150,787)	4,813	(56,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(14,055)	(224,264)	(166,161)
Issuance of common stock	3,239	34,486	37,676
Tax benefit associated with stock option exercises	471	5,945	20,763
Payments on revolving loans	(10,113)	(1,297)	(3,517)
Payments of capital lease obligations and other long-term debt	(590)	(588)	—

Net cash used in financing activities	(21,048)	(185,718)	(111,239)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	(7,732)	6,717	8,810

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,153	47,887	57,508
DISCONTINUED OPERATIONS CASH ACTIVITY INCLUDED ABOVE:
Add: Cash balance of discontinued operations, beginning of the year	15,735	14,216	8,080
Less: Cash balance of discontinued operations, end of the year	115	15,735	14,216
CASH AND CASH EQUIVALENTS, beginning of the year	221,970	175,602	124,230

CASH AND CASH EQUIVALENTS, end of the year	$244,743	$221,970	$175,602

Supplemental Cash Flow Information:
Interest paid	$586	$676	$1,910
Income taxes paid	$24,626	$38,002	$82,368

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007, and 2006

1. DESCRIPTION OF THE COMPANY

We are a global education company committed to quality outcomes and career opportunities for a diverse student population. We are a leading on-ground provider of private, for-profit, postsecondary education and have a substantial presence in online education. Our schools and universities prepare students for professionally and personally rewarding careers through the operation of more than 75 on-ground campuses located throughout the United States and in France, Italy and the United Kingdom and three fully-online academic programs.

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

b. Reclassifications

In February 2008, we announced our decision to teach out nine of our schools previously held for sale and realign two schools previously held for sale into our Health Education segment. Additionally, we announced a company-wide restructuring that resulted in the creation of multi-disciplinary strategic business units (“SBUs”). The SBUs are: Art & Design, University, Culinary Arts, International and Health Education. We also created a new Transitional Schools Division for those schools being taught out. The schools and campuses formerly within the Colleges Division became part of the Art & Design or University SBU, as appropriate. The results of operations for schools within the Transitional Schools segment will be reported within continuing operations for all periods presented until these schools have completed their teach-outs. As schools within Transitional Schools cease operations, the results of operations for all periods presented will be reflected within discontinued operations. As a result of this restructuring, our segment reporting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”) has changed. We now have six reportable segments: Art & Design, University, Culinary Arts, International, Health Education and Transitional Schools. Segment-related results of operations for all periods presented have been adjusted to reflect these changes. See Note 17 “Segment Reporting” of these notes to our consolidated financial statements for further discussion and summary financial information of the reportable segments.

As of December 31, 2008, the results of operations for five campuses: Brooks College – Sunnyvale, CA, Brooks College – Long Beach, CA, International Academy of Design & Technology, Toronto, Canada (“IADT – Toronto”), International Academy of Design & Technology, Pittsburgh, PA (“IADT – Pittsburgh”), and Gibbs College, Piscataway, NJ are presented within discontinued operations. Each of these campuses was either sold or ceased operations as of December 31, 2008. In June 2008, we completed the sale of our IADT – Toronto campus. Our Brooks College – Sunnyvale, CA campus completed its teach-out activities in June 2008. The remaining campuses completed their teach-out activities in the fourth quarter 2008. Accordingly, the results of operations for these five campuses are reported within discontinued operations. All current and prior period financial statements and the related notes herein, including segment reporting, have been recast to include the results of operations and financial position of these five campuses within discontinued operations. See Note 4 “Discontinued Operations” of the notes to our consolidated financial statements for further discussion regarding the reclassification of our schools mentioned above.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

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

d. Concentration of Credit Risk

We extend unsecured credit to a portion of the students who are enrolled at our schools for tuition and other educational costs. A substantial portion of credit extended to students is repaid through the students’ participation in various federal financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended (“HEA”), which we refer to as “Title IV Programs.” The following table summarizes our U.S. schools’ cash receipts from Title IV Programs as a percentage of total tuition payments received for continued and discontinued operations for the years ended December 31, 2008, 2007 and 2006. The balances and percentages reflected therein were determined based upon each U.S. school’s cash receipts for the 12-month period ended December 31, pursuant to the regulations of the U.S. Department of Education (“ED”) at 34 C.F.R. § 600.5 (dollars in thousands).

	For the Year Ended December 31,
	2008	2007	2006
Total Title IV Program funding	$1,100,690	$1,019,804	$1,076,450
Total domestic tuition receipts	$1,589,887	$1,627,121	$1,816,086
Total Title IV Program funding as a percentage of total domestic tuition receipts	69.2%	62.7%	59.3%

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

December 31, 2008, 2007, and 2006

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

On January 1, 2008, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The adoption of SFAS 157 did not materially impact our financial condition, results of operations, or cash flow.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides companies with an irrevocable option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 159 was effective for us on January 1, 2008. We have determined not to elect the fair value measurement option under SFAS 159.

g. Revenue Recognition

Our revenue is derived primarily from academic programs taught to students who attend our schools. We generally segregate our revenue into two categories: tuition and registration fees, and other. Tuition and registration fees represent costs to our students for educational services provided by our schools. We generally bill a student for tuition and registration fees at the beginning of an academic term, and we recognize the tuition and registration fees as revenue on a straight-line basis over the academic term, which includes any applicable externship period. The portion of tuition and registration fees payments received from students but not earned is recorded as deferred tuition revenue and reflected as a current liability on our consolidated balance sheet, as such amount represents revenue that we expect to earn within the next year. If a student withdraws from one of our schools prior to the completion of the academic term, we refund the portion of tuition and registration fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain.

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

December 31, 2008, 2007, and 2006

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

The ED requires that Title IV Program funds collected in advance of student billings be kept in a separate cash account until the students are billed for the portion of their program related to those Title IV Program funds collected. The ED further requires that Title IV Program funds be disbursed to students within three business days of receipt. We do not recognize restricted cash balances on our consolidated balance sheet until all restrictions have lapsed. As of December 31, 2008 and 2007, the amount of Title IV restricted cash balances held in separate cash accounts was not material.

Included in cash and cash equivalents are amounts related to certain of our European campuses that are not-for-profit schools. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. Restrictions on cash balances have not affected our ability to fund daily operations.

i. Discontinued Operations

Discontinued operations are accounted for in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). In accordance with SFAS 144, the net assets of discontinued operations are recorded on our consolidated balance sheet at estimated fair value, less costs to sell. The results of operations of discontinued operations are segregated from operations and reported separately as discontinued operations in our consolidated statement of operations. See Note 4 “Discontinued Operations” of these notes to our consolidated financial statements for further discussion of our discontinued operations.

j. Investments

Investments, which primarily consist of U.S. Treasury bills and U.S. Government agency securities, are classified as “available-for-sale” in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are recorded at fair value. Any unrealized holding gains or temporary unrealized holding losses, net of income tax effects, are reported as a component of accumulated other

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

comprehensive income on our consolidated balance sheet. Realized gains and losses are computed on the basis of specific identification and are included in miscellaneous income (expense) in our consolidated statement of operations. As of December 31, 2008, our investments in municipal auction rate securities generally have stated terms to maturity of greater than one year. However, we classify such investments as current on our consolidated balance sheet due to our ability to divest our holdings at auction maturity, which is less than one year.

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

m. Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment on at least an annual basis by applying a fair-value-based test. In evaluating the recoverability of the carrying value of goodwill and other indefinite-lived intangible assets, we must make assumptions regarding the estimated fair values of our reporting units, as defined under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Our estimate of the fair value of each of our reporting units is based primarily on projected future operating results and cash flows and other assumptions. The failure of a reporting unit to achieve projected future operating results and cash flows, or adjustments to other valuation assumptions, could change our estimate of reporting unit fair value, in which case we may be required to record an impairment charge related to goodwill and other indefinite-lived intangible assets.

n. Impairment of Long-Lived Assets

In accordance with SFAS 144, we review property and equipment, definite-lived intangible assets, and other long-lived assets for impairment on an annual basis or whenever adverse events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If such adverse events or changes in circumstances occur, we will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset are less than the carrying value of the related asset. The impairment loss would reduce the carrying value of the asset to its estimated fair value. See Note 7 “Property and Equipment” of these notes to our consolidated financial statements for further discussion.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

o. Arrangement with Affiliate

Under a profit-sharing agreement, we were entitled to receive approximately 30% of the net income generated by the American University in Dubai, United Arab Emirates (“AU Dubai”). Effective January 1, 2008, we terminated our agreement to share profits relating to AU Dubai and, consequently, all of our responsibilities for the management of that institution ended as of that date. In connection with the termination, we recorded other income of $4.7 million for the year ended December 31, 2008 which is reflected within share of affiliate earnings in our consolidated statement of operations.

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

On January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which is an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

r. Deferred Rent Obligations

Certain of the real estate operating lease agreements to which we are party contain rent escalation clauses or lease incentives, such as rent abatements or tenant improvement allowances. Rent escalation clauses and lease incentives are taken into account in determining total rent expense to be recognized during the term of the lease, which begins on the date that we take control of the leased space. Renewal options are taken into account in evaluating the overall term of the lease. In accordance with SFAS No. 13, Accounting for Leases (“SFAS 13”), differences between periodic rent expense and periodic cash rental payments, caused primarily by the recognition of rent expense on a straight-line basis, and tenant improvement allowances due or received from lessors are recorded as deferred rent obligations on our consolidated balance sheet.

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

s. Share-Based Compensation

SFAS No. 123 (revised), Share-Based Payment (“SFAS 123R”) requires that all share-based payments to employees and non-employee directors, including grants of stock options, shares of restricted stock, and the compensatory elements of employee stock purchase plans, be recognized in the financial statements based on the estimated fair value of the equity or liability instruments issued.

See Note 14 “Share-Based Compensation” of these notes to our consolidated financial statements for further discussion of our share-based compensation plans, the nature of share-based awards issued under the plans, and our accounting for share-based awards.

t. Foreign Currency Translation

For the years ended December 31, 2008, 2007 and 2006, revenues and expenses related to our foreign-based subsidiaries have been translated into U.S. dollars using average exchange rates during the reporting period, with transaction gains or losses included in net income. The aggregate transaction gains or losses included in net income for the years ended December 31, 2008, 2007 and 2006 were not significant. The assets and liabilities of these subsidiaries have been translated into U.S. dollars using exchange rates in effect at the balance sheet dates, with gains and losses resulting from such translations included in accumulated other comprehensive income. The functional currency of each of our foreign subsidiaries is its local currency.

u. Educational Services and Facilities Expense

Educational services and facilities expense includes costs directly attributable to the educational activity of our schools, including, among others, salaries and benefits of faculty, academic administrators, and student support personnel, rents on school leases, distance learning costs, certain costs of establishing and maintaining computer laboratories, costs of student housing, owned and leased facility costs, royalty fees paid to Le Cordon Bleu Limited, and certain student financing costs. Also, included in educational services and facilities expenses are costs of other goods and services provided by our schools, including costs of textbooks, laptop computers, dormitory services, restaurant services, contract training, cafeteria services, rental services, and print-room services. Costs of such other goods and services for continuing operations, included in educational services and facilities expense in our consolidated statements of operations, were approximately $83.2 million, $84.5 million, and $87.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. Costs of such other goods and services for discontinued operations, included in loss from discontinued operations in our consolidated statements of operations, were approximately $1.5 million, $3.4 million, and $4.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

v. Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for continuing operations, which are included in general and administrative expenses in our consolidated statements of operations, were approximately $250.5 million, $255.8 million, and $260.7 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which is a revision of SFAS No. 141, Business Combinations. SFAS 141R establishes principles and

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We will be required to comply with the provisions of SFAS 141R for acquisitions that occur on or after January 1, 2009.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. This Statement specifically requires entities to provide enhanced disclosures addressing the following: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 is effective for us on January 1, 2009. We are currently evaluating the impact of SFAS 161, but do not believe that our adoption of the standard will have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption of the standard is prohibited. FAS 142-3 is effective for us on January 1, 2009. We are currently evaluating the impact of FAS 142-3, but do not believe that our adoption of the standard will have a material impact on our consolidated financial statements.

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

4. DISCONTINUED OPERATIONS

On June 30, 2008, we sold our ownership interest in International Academy of Design & Technology, Toronto, Canada (“IADT—Toronto”) to a third party. As a result of that transaction, we recorded a pre-tax gain

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

of $1.5 million, which represented the difference between the net proceeds received and the book value of the net assets sold. Included in the net assets of the business was a $3.9 million cumulative translation gain resulting from the effects of foreign currency on IADT—Toronto’s balance sheet. This gain had been included within other comprehensive income within the audited consolidated balance sheets. As a result of the sale, the cumulative translation gain, along with the remaining net assets of the business were written off. The gain was partially offset by a pretax noncash charge of $2.9 million related to recording the estimated fair value of the remaining operating lease obligation attributable to IADT—Toronto. Additionally, included in discontinued operations is a $4.6 million pretax noncash impairment charge recorded in the first quarter of 2008 related to the goodwill attributable to IADT—Toronto.

As of December 31, 2008, the following campuses had completed their teach-out activities, Brooks College, Sunnyvale and Long Beach, CA; International Academy of Design & Technology, Pittsburgh, PA (“IADT—Pittsburgh”); and Gibbs College, Piscataway, NJ. We have reflected all current and prior period financial results within discontinued operations. The current year loss before income tax includes a $5.6 million pretax charge related to recording the estimated fair value of the remaining operating lease obligation for two of the campuses whose lease terms expire in one to nine years.

Results of Discontinued Operations

Combined summary results of operations for our discontinued operations for the years ended December 31, 2008, 2007 and 2006, were as follows:

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)
Revenue	$15,429	$48,304	$60,624

Loss before income tax	$(16,380)	$(23,996)	$(14,802)
Income tax benefit	(6,946)	(6,065)	(5,562)

Loss from discontinued operations	$(9,434)	$(17,931)	$(9,240)

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our consolidated balance sheets as of December 31, 2008 and 2007 include the following:

	December 31, 2008	December 31, 2007
	(In thousands)
Assets:
Cash and cash equivalents	$115	$15,735
Receivables, net	111	2,258
Property and equipment, net	—	3,117
Goodwill	—	4,569
Deferred income tax assets	4,083	1,953
Other assets, net	694	3,538

Assets of discontinued operations	$5,003	$31,170

Liabilities:
Accounts payable	$97	$544
Accrued payroll and related benefits	550	3,695
Accrued expenses	4,320	5,526
Deferred tuition revenue	169	2,733
Other liabilities	3,617	2,974

Liabilities of discontinued operations	$8,753	$15,472

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

5. CASH AND CASH EQUIVALENTS AND INVESTMENTS

Cash and cash equivalents and investments from our continuing operations consist of the following as of December 31, 2008 and 2007 (in thousands):

	December 31, 2008
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$21,593	$—	$—	$21,593
Money market funds	208,150	—	—	208,150
U.S. Treasury bills	15,000	—	—	15,000

Total cash and cash equivalents	244,743	—	—	244,743

Investments (available-for-sale):
Certificates of deposit	38,500	93	—	38,593
Bank obligations	13,000	9	(26)	12,983
Municipal bonds	12,875	—	—	12,875
U.S. Treasury bills	130,653	33	(30)	130,656
U.S. Government agencies	68,458	392	(4)	68,846

Total investments	263,486	527	(60)	263,953

Total cash and cash equivalents and investments	$508,229	$527	$(60)	$508,696

	December 31, 2007
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$107,411	$—	$—	$107,411
Money market funds	114,559	—	—	114,559

Total cash and cash equivalents	221,970	—	—	221,970

Investments (available-for-sale):
Municipal bonds	166,570	48	—	166,618

Total cash and cash equivalents and investments	$388,540	$48	$—	$388,588

In the table above, all unrealized holding losses as of December 31, 2008 relate to cash equivalents and available-for-sale investments that have been in a continuous unrealized loss position for less than one year. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been less than the cost basis, the financial condition of the investee, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value. The decline in the fair value of the above investments was considered temporary in nature and, accordingly, we determined that there was no impairment to these investments as of December 31, 2008.

Included in cash and cash equivalents above are amounts related to certain of our European campuses that are operated on a not-for-profit basis. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. The amount of cash and cash

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

equivalents of our not-for-profit schools with restrictions was $48.2 million and $39.9 million at December 31, 2008 and 2007, respectively. Restrictions on cash balances have not affected our ability to fund operations.

Money Market funds. In September 2008, the U.S. Treasury Department opened its temporary guarantee program for money market funds. The temporary guarantee program provides coverage to investors for amounts that they held in participating money market funds as of the close of business on September 19, 2008. As of December 31, 2008, $133.9 million of investments within our money market funds would be guaranteed under this program. The guarantee will be triggered if a participating fund’s net asset value falls below $0.995. This program is currently set to expire on April 30, 2009.

Bank obligations: Dollar denominated direct obligations of domestic and foreign banks which are organized and operating in the United States.

Municipal bonds: Municipal bonds represent debt obligations issued by states, cities, counties, and other governmental entities, which earn federally tax-exempt interest. A portion of our bonds are auction rate securities (“ARS”) with maturities generally every 28 or 35 days. ARS generally have stated terms to maturity of greater than one year. However, we classify investments in ARS as current on our consolidated balance sheets due to our ability to divest our holdings at auction maturity, which is less than one year. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continue to accrue interest and are auctioned on a set interval until the auction succeeds, the issuer calls the securities, or they mature. As of December 31, 2008, we do not consider the value of our investments in ARS to be impaired. Municipal bonds in the above table that are invested in ARS were $12.9 million at December 31, 2008 and $166.6 million at December 31, 2007.

U.S. Treasury bills: Debt obligations issued by the U.S. government that pay interest at maturity. U.S. Treasury bills are traded at discounts to par value and mature in one year or less.

U.S. Government agencies: Interest-bearing notes and bonds issued by agencies of the U.S. government. Investments include, among others, the Federal Home Loan Mortgage Corporation (Freddie Mac), Federal National Mortgage Association (Fannie Mae), Federal Farm Credit Bank and the Federal Home Loan Bank.

A schedule of available-for-sale investments segregated by their original stated terms to maturity as of December 31, 2008 and 2007, are as follows (in thousands):

	Less than one year	One to five years	Five to ten years	Greater than ten years	Total
Original stated term to maturity of available-for-sale-investments as of December 31, 2008	$233,038	$18,040	$—	$12,875	$263,953
Original stated term to maturity of available-for-sale-investments as of December 31, 2007	$8,204	$5,049	$—	$153,365	$166,618

Although the stated terms to maturity of certain of our available-for-sale investments are greater than one year, all of our available-for-sale investments are classified as current assets on our consolidated balance sheets as the investments are readily marketable.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

Realized gains or losses resulting from sales of investments during the years ended December 31, 2008, 2007 and 2006 were not significant.

Fair Value Measurements

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. We have adopted the provisions of SFAS 157 for financial instruments as of January 1, 2008. The adoption of SFAS 157 did not materially impact our financial condition, results of operations, or cash flow.

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

As of December 31, 2008, we held investments that are required to be measured at fair value on a recurring basis. Investments (available-for-sale) consist of: certificates of deposit, bank obligations, U.S. Treasury bills and U.S. Government agency securities that are publicly traded and for which market prices are readily available.

We have also invested in municipal bonds which include auction rate securities, which are classified as available-for-sale and reflected at fair value. The auction events for some of these investments failed during all four quarters of 2008. The fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of December 31, 2008. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at December 31, 2008, were as follows (in thousands):

	As of December 31, 2008
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$38,593	$—	$—	$38,593
Bank obligations	12,983			12,983
Municipal bonds	—	—	12,875	12,875
U.S. Treasury bills	130,656	—	—	130,656
U.S. Government agencies	68,846	—	—	68,846

Totals	$251,078	$—	$12,875	$263,953

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at December 31, 2008 (in thousands):

Balance at December 31, 2007	$—
Transfers to Level 3	31,875
Purchases and settlements, net	(19,000)

Balance at December 31, 2008	$12,875

6. RECEIVABLES

Student Receivables Valuation Allowance

Changes in our student receivables allowance for the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

	Balance, Beginning of Period	Charges to Expense	Amounts Written-off	Balance, End of Period
For the twelve months ended December 31, 2008	$35,151	$43,996	$(43,921)	$35,226

For the twelve months ended December 31, 2007	$30,833	$45,671	$(41,353)	$35,151

For the twelve months ended December 31, 2006	$42,357	$59,349	$(70,873)	$30,833

Recourse Loan Agreements

Previously, we had recourse loan agreements with Sallie Mae and Stillwater National Bank and Trust Company (“Stillwater”) which required us to repurchase these loans after a certain period of time. Our recourse loan agreement with Stillwater was terminated on April 29, 2007. Our recourse loan agreement with Sallie Mae ended on March 31, 2008. Sallie Mae continues to offer its non-recourse products to our students but has made its underwriting criteria stricter.

Under the recourse loan agreements, we were required to pay a discount fee for each recourse loan funded under the agreement. Costs associated with our recourse loan agreements for continuing and discontinued operations as of and for the years ended December 31, 2008, 2007 and 2006, were $7.6 million, $10.5 million and $11.0 million, respectively. Costs incurred in connection with our Sallie Mae agreements are classified as a component of educational services and facilities expense in our consolidated statement of operations, and costs incurred in connection with our Stillwater agreement are classified as a reduction of tuition and registration fees revenue in our consolidated statement of operations.

Outstanding net recourse loan receivable balances for continuing and discontinued operations as of December 31, 2008 and 2007 were $9.2 million and $9.7 million, respectively. These receivables are reported as a component of other long-term assets and assets of discontinued operations within the consolidated balance sheets.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

7. PROPERTY AND EQUIPMENT

The cost basis and estimated useful lives of property and equipment for continuing operations as of December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007	Life
	(In thousands)
Land	$5,684	$5,837
Building and improvements	36,060	38,539	15-35 years
Computer hardware and software	52,209	49,768	3 years
Courseware	35,770	35,818	5-12 years
Classroom equipment and other instructional materials	64,365	58,004	5-10 years
Furniture, fixtures, and equipment	218,044	199,006	7 years
Leasehold improvements	328,048	310,855	Life of lease
Vehicles	848	833	5 years

	741,028	698,660
Less-Accumulated depreciation	(436,058)	(362,711)

	$304,970	$335,949

Depreciation expense for continuing operations for the years ended December 31, 2008, 2007 and 2006, was $73.9 million, $72.1 million and $80.7 million, respectively. Depreciation expense for discontinued operations, included in the loss from discontinued operations, was $2.6 million, $4.6 million and $5.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Property and equipment was affected by asset impairment charges of approximately $7.0 million and $28.2 million for the years ended December 31, 2008 and 2007, respectively. During 2008 we recorded a $2.2 million asset impairment charge related to the reduction of carrying values for our American InterContinental University—Los Angeles, CA campus which is being taught out. In addition, we recorded a $4.8 million asset impairment charge related to the write-off of certain assets following the exit of a facility within our Culinary Arts segment. During 2007, we recorded approximately $28.2 million in asset impairment charges in Transitional Schools and Health Education, primarily related to the reduction in asset carrying values for certain campuses. During 2007, these campuses were either being held for sale or were in the process of being taught out. The charges relate to the reduction of the carrying value of long-lived assets to their fair value, less cost to sell. As of December 31, 2008, the campuses within Transitional Schools are all being taught out.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for continuing operations during the years ended December 31, 2008 and 2007, are as follows by segment (in thousands):

	University	Culinary Arts	Health Education	Art and Design	International	Transitional	Total
Goodwill balance as of December 31, 2006	$92,166	$75,148	$131,060	$33,576	$13,982	$—	$345,932
Goodwill related to acquisition	—	—	—	—	28,912	—	28,912
Effect of foreign currency exchange rate changes	—	—	—	—	4,519	—	4,519

Goodwill balance as of December 31, 2007	$92,166	$75,148	$131,060	$33,576	$47,413	$—	$379,363

Effect of foreign currency exchange rate changes	—	—	—	—	(3,291)	—	(3,291)

Goodwill balance as of December 31, 2008	$92,166	$75,148	$131,060	$33,576	$44,122	$—	$376,072

The increase in goodwill in 2007 in International is related to the acquisition of Istituto Marangoni. On January 25, 2007 we acquired 100% of the issued and outstanding voting common stock of Istituto Marangoni for approximately $37.2 million. The school is a world-renowned private, for-profit, postsecondary fashion and design school with locations in Milan, Italy; London, England; and Paris, France. It was acquired primarily because of its potential for market leadership and strong returns on invested capital.

In October 2008, we performed our annual impairment testing of goodwill and indefinite-lived intangible asset balances and determined that there was no impairment to our goodwill or indefinite-lived intangible assets.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

As of December 31, 2008 and 2007, the cost basis, accumulated amortization and net book value of intangible assets for continuing operations are as follows:

	December 31, 2008			December 31, 2007
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
	(In thousands)			(In thousands)
Amortizable intangible assets:
Covenants not-to-compete	$307	$(187)	$120	$321	$(117)	$204
Licensing agreements	3,000	(2,967)	33	3,000	(2,648)	352
Trade names	1,622	(778)	844	1,622	(671)	951
Other	1,671	(1,512)	159	1,665	(1,003)	662

Amortizable intangible assets, net	$6,600	$(5,444)	$1,156	$6,608	$(4,439)	$2,169

Non-amortizable intangible assets:
Accreditation, licensing, and Title IV Program participation rights			$10,213			$10,213
Trade names			28,535			32,013

Non-amortizable intangible assets			38,748			42,226

Intangible assets, net			$39,904			$44,395

Amortizable intangible assets are amortized on a straight-line basis over their estimated remaining useful lives, which range from less than one year to eight years. Also, as of December 31, 2008, net intangible assets includes accreditation, licensing, and Title IV Program participation rights and trade names that are considered to have indefinite useful lives and, in accordance with SFAS 142, are not subject to amortization but rather reviewed for impairment on at least an annual basis by applying a fair-value-based test.

In September 2008, we renamed our two Health Education Western School of Health and Business Careers’ campuses to Sanford-Brown Institute. As a result, the $2.0 million assigned to the Western School of Health and Business Careers’ trade name was written off in the Health Education segment.

Amortization expense from continuing operations was $1.2 million, $1.5 million, and $0.5 million, for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, estimated future amortization expense from continuing operations is as follows (in thousands):

2009	$420
2010	108
2011	108
2012	108
2013	108
2014 and thereafter	304

Total	$1,156

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

9. DEBT AND CREDIT AGREEMENTS

Our outstanding debt balances from continuing operations as of December 31, 2008 and 2007, consist of the following:

	December 31,
	2008	2007
	(In thousands)
Revolving loans under U.S. Credit Agreement	$—	$11,240
Equipment under capital leases, secured by related equipment discounted at a weighted average annual interest rate of 6.25% and 4.9%, respectively as of December 31, 2008 and 2007	2,221	2,782
Other	22	—

	2,243	14,022
Less—Current maturities	(354)	(11,843)

Long-term debt and capital lease obligations, net of current maturities	$1,889	$2,179

As of December 31, 2008, future annual principal payments of our outstanding debt obligations for continuing operations are as follows (in thousands):

2009	$354
2010	399
2011	401
2012	426
2013	223
2014 and beyond	440

Total	$2,243

Selected details of our unsecured credit agreement (“U.S. Credit Agreement”) as of and for the years ended December 31, 2008 and 2007 were as follows (dollars in thousands):

	December 31,
	2008	2007
U.S. Credit Agreement:
Credit availability	$172,553	$156,949
Outstanding letters of credit	$12,447	$16,811
Availability for additional letters of credit	$37,553	$33,189
Average daily revolving credit borrowings for the year ended	$8,261	$11,364
Weighted average annual interest rate	4.41%	4.62%
Commitment fee rate	0.10%	0.10%
Letter of credit fee rate	0.50%	0.50%

Our U.S. Credit Agreement with a syndicate of financial institutions, represented by, among others, an administrative agent expires on October 31, 2012, provides for borrowings up to $185 million and includes certain financial covenants including the maintenance of a maximum consolidated debt-to-EBITDA leverage ratio of 3.00:1, a minimum fixed charge coverage ratio of 1.50:1, and a minimum annual consolidated ED financial responsibility composite score of 1.50. As of December 31, 2008, we had no outstanding borrowings under the U.S. Credit Agreement.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

The U.S. Credit Agreement requires that borrowings bear interest at fluctuating interest rates as determined by the Prime Rate or, for Euro currency loans or letters of credit, the London Interbank Offered Rate (LIBOR), plus the applicable margin based on our funded debt-to-EBITDA leverage ratio. The U.S. Credit Agreement also contains customary events of default, including our failure to pay any principal, interest or other amount when due, our violation of certain of our affirmative covenants or any of our negative covenants, a breach of our representations and warranties, or a change in control. Upon the occurrence of an event of default, payment of our indebtedness may be accelerated and the lending commitments under the credit agreement may be terminated. As of December 31, 2008, we are in compliance with the covenants of our U.S. Credit Agreement.

10. LEASES

We lease most of our administrative and educational facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2028. Lease terms generally range from five to ten years with one to two renewal options for extended terms. In most cases, we are required to make additional payments under facility operating leases for taxes, insurance, and other operating expenses incurred during the operating lease period.

Certain of our leases contain rent escalation clauses or lease incentives, including rent abatements and tenant improvement allowances. Rent escalation clauses and lease incentives are taken into account in determining total rent expense to be recognized during the term of the lease, which begins on the date we take control of the leased space. Renewal options are taken into account in evaluating the overall term of the lease. In accordance with SFAS 13, differences between periodic rent expense and periodic cash rental payments, caused primarily by the recognition of rent expense on a straight-line basis, and tenant improvement allowances due or received from lessors are recorded as deferred rent obligations on our consolidated balance sheets.

In addition, we have financed the acquisition of certain property and equipment through capital lease arrangements and have assumed capital lease obligations in connection with certain acquisitions. The current portion of our capital lease obligations for continuing operations is included within current maturities of long-term debt and capital lease obligations on our consolidated balance sheets, and the non-current portion of our capital lease obligations is included within long-term debt and capital lease obligations on our consolidated balance sheets. The cost basis and accumulated depreciation of assets recorded under capital leases from continuing operating activities, which are included in property and equipment, are as follows as of December 31, 2008 and 2007:

	December 31,
	2008	2007
	( In thousands)
Cost	$3,310	$3,303
Accumulated depreciation	(3,223)	(3,057)

Net book value	$87	$246

Depreciation expense for continuing operations recorded in connection with assets recorded under capital leases was $0.2 million, $0.6 million, and $0.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Rent expense, exclusive of related taxes, insurance, and maintenance costs, for continuing operations totaled approximately $149.3 million, $142.0 million, and $144.0 million for the years ended December 31, 2008, 2007

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

and 2006, respectively, and is reflected in educational services and facilities expense in our consolidated statements of operations. Rent expense for discontinued operations, which is included in loss from discontinued operations, was approximately $8.9 million, $7.6 million, and $7.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Included in rent expense for continuing operations for the year ended December 31, 2008 was a pretax charge of $12.8 million for lease exit costs. The exit costs include a $6.0 million lease termination agreement for a dormitory facility at one of our Culinary Arts schools, and the recording of $6.8 million in future minimum lease obligations for vacated and unused space within Culinary Arts, Art & Design, University, and Transitional Schools. In addition, a pretax charge of $8.5 million is reflected within discontinued operations relating to future minimum lease obligations of three campuses that ceased operations in 2008. These campuses have remaining lease terms of up to nine years.

As of December 31, 2008, future minimum lease payments under capital leases and operating leases for continuing operations are as follows (in thousands):

	Capital Leases	Operating Leases	Total
2009	$457	$127,496	$127,953
2010	457	120,132	120,589
2011	457	107,129	107,586
2012	457	100,189	100,646
2013	229	97,009	97,238
2014 and thereafter	—	343,326	343,326

Total	$2,057	$895,281	$897,338

Less—Portion representing interest at a weighted average annual rate of 6.25%	(276)

Principal	1,781
Less—Current portion	(354)

	$1,427

As of December 31, 2008, future minimum lease payments under operating leases for discontinued operations are as follows (in thousands):

Operating Leases
2009	$2,668
2010	846
2011	846
2012	846
2013	846
2014 and thereafter	3,383

Total	$9,435

Total minimum rental income to be received in the future under non-cancellable sublease agreements for our continuing operations and discontinued operations is not significant.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

11. COMMITMENTS AND CONTINGENCIES

Litigation

We are, or were, a party to the following legal proceedings that are outside the scope of ordinary routine litigation incidental to our business.

Student Litigation

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

On April 3, 2008, the same counsel representing plaintiffs in the Amador action filed the Adams action on behalf of Jennifer Adams and several other unnamed members of the Amador putative class. The Adams action also is styled as a class action, is based on the same allegations underlying the Amador action and attempts to plead the same four causes of action pled in the Amador action. The Adams action has been deemed related to the Amador action and is being handled by the same judge. The Adams action has been stayed.

The parties are engaged in class certification discovery in the Amador action. The Court has not yet set a briefing schedule or a hearing date on a motion for class certification. The Court will consider lifting the stay in Adams after a decision on class certification in Amador.

Benoit, et al. v. Career Education Corporation, et al. On June 24, 2005, a purported class action complaint was filed in Hillsborough County, Florida by seventeen former students against us and Ultrasound Technical Services, Inc on behalf of all persons enrolled in the Medical Billing and Coding Program (“MBC Program”) at our SBI-Tampa campus in the prior four years. The complaint alleges defendants breached enrollment contracts with the plaintiffs and other class members and violated the Florida Deceptive and Unfair Trade Practices Act (“FDUTPA”) by, among other things, failing to properly train students, offer and require sufficient hours of course work, provide properly trained instructors, provide appropriate curriculum consistent with the represented degree, award the represented degree, provide adequate career placement services, and misrepresenting that they would provide such services. The complaint also alleges that defendants “padded” the MBC Program curriculum to charge greater tuition, purportedly in violation of FDUTPA. We successfully moved to compel arbitration and the arbitrator ruled that the arbitration could not proceed on a class-wide basis according to the terms of the enrollment agreement. On February 19, 2009, the parties reached a settlement with eleven of the seventeen named plaintiffs. The settlement terms include a nominal payment to the eleven settling plaintiffs. Plaintiffs’ counsel has been unable to locate three of the remaining named plaintiffs, and has indicated his intention to move to withdraw as their counsel. We intend to move to dismiss those plaintiffs’ claims with prejudice. As to the remaining three named plaintiffs, opposing counsel recently disclosed that he was never retained by them in connection with this lawsuit but had inadvertently included their names in the complaint. Plaintiffs’ counsel has indicated his intention to move to dismiss their claims without prejudice.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

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

In response to defendants’ motion, on September 5, 2008, the plaintiffs filed a first amended complaint. The first amended complaint added one new plaintiff and dropped the negligence, breach of contract and implied covenant claims. A hearing was held on December 16, 2008 on defendants’ motion to dismiss. The Court requested additional briefing on the motion. Defendants filed their supplemental brief, and the Plaintiffs filed their reply on February 6, 2009. Defendants are in the process of evaluating Plaintiffs reply and determining whether a request for leave of Court to file any further reply would be appropriate. Defendants expect a ruling on the motion in the first quarter, or early second quarter of 2009.

Gozzi, et al. v. Western Culinary Institute, Ltd. and Career Education Corporation. On March 5, 2008, plaintiffs Shannon Gozzi and Megan Koehnen filed a complaint in Portland, Oregon in the Circuit Court of the State of Oregon in and for Multnomah County. Plaintiffs filed the complaint individually and as a putative class action and alleged two claims for equitable relief: violation of Oregon’s Unlawful Trade Practices Act and unjust enrichment. Plaintiffs filed an amended complaint on April 10, 2008, which added two claims for money damages: fraud and breach of contract. Plaintiffs allege that Western Culinary Institute, Ltd. (“WCI”) made a variety of misrepresentations to them, relating generally to WCI’s placement statistics, students’ employment prospects upon graduation from WCI, the value and quality of an education at WCI, and the amount of tuition students could expect to pay as compared to salaries they may earn after graduation. On May 21, 2008, plaintiffs filed a second amended complaint in which they simply changed the statement “Claims Subject to Mandatory Arbitration” on the caption to “Claims Not Subject to Mandatory Arbitration” (emphasis added). WCI and CEC filed an answer on June 13, 2008 and WCI subsequently moved to dismiss certain of plaintiffs’ claims under Oregon’s Unlawful Trade Practices Act; that motion was granted on September 12, 2008. Shannon Gozzi subsequently withdrew as a named plaintiff and is now asserting claims merely as an absent class member, and former named plaintiff Meghan Koehnen’s claims have been dismissed. Jennifer Schuster is now the sole named Plaintiff, and she filed a third amended complaint on November 20, 2008. Defendants filed an answer on December 5, 2008. The parties are presently engaged in discovery on class issues. No briefing schedule has been set for plaintiffs’ motion for class certification.

Diallo v. American InterContinental University, Inc. and Career Education Corporation. On March 19, 2008, the same counsel in the Amador and Adams actions filed a complaint in Atlanta, Georgia in the Superior Court of the State of Georgia of Fulton County on behalf of Tajuansar Diallo. Plaintiff filed the complaint individually and as a putative class action and purports to allege causes of action for fraud; constructive fraud; negligent misrepresentation; and violations of the Georgia Deceptive and Unfair Trade Practices Act. Plaintiff contends that American InterContinental University, Inc., (“AIU”) made a variety of oral and written misrepresentations to her during the admissions process. The alleged misrepresentations relate generally to the school’s reputation, the value of the education, the competitiveness of the admissions process, the students’

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

employment prospects upon graduation from AIU and AIU’s ability to arrange beneficial student loans. On May 16, 2008, plaintiffs filed a first amended complaint in which they added several named plaintiffs and expanded some of the factual allegations underlying their claims. On May 31, 2008, AIU and CEC filed an answer to the First Amended Complaint. The parties subsequently conducted extensive discovery on class issues. Plaintiffs filed their motion for class certification on October 10, 2008. Defendants’ filed their opposition on November 10, 2008. The Court denied the motion for class certification in its entirety. Plaintiffs filed an appeal from the order denying the motion in January 2009. The trial court action is stayed pending the outcome of the appeal.

Blake v. Career Education Corporation. On May 8, 2008, we were served with this lawsuit, which was filed in the Circuit Court of St. Louis County, Missouri by six former students of the Criminal Justice programs at Sanford – Brown college campuses in Fenton and St. Peters. Defendants subsequently removed the case to the United States District Court for the Eastern District of Missouri. Plaintiffs have moved to remand the case back to state court and defendants opposed plaintiffs’ motion to remand. The court denied plaintiffs’ motion on remand; therefore, the case will remain in federal court. The putative class consists of all Missouri citizens who were students in Criminal Justice programs offered by Sanford-Brown College between January 1, 2003 and January 1, 2008. The complaint alleges violations of the Missouri Merchandising Practices Act based on allegations that admissions representatives made material misrepresentations to prospective students. The complaint seeks injunctive relief and actual and punitive damages. On January 20, 2009, the Court granted defendants’ motion to dismiss the original complaint; ruling that plaintiffs had failed to comply with pleading requirements. Plaintiffs filed an amended complaint on February 9, 2009. Defendants’ responsive pleading is currently due on February 27, 2009.

Vasquez, et al. v. California School of Culinary Arts, Inc. and Career Education Corporation. On June 23, 2008, a putative class action lawsuit was filed in the Los Angeles County Superior Court entitled Daniel Vasquez and Cherish Herndon v. California School of Culinary Arts, Inc. and Career Education Corporation. The plaintiffs allege causes of action for fraud, constructive fraud, violation of the California Unfair Competition Law and violation of the California Consumer Legal Remedies Act. The plaintiffs allege improper conduct in connection with the admissions process during the alleged class period. The alleged class is defined as including “all persons who purchased educational services from California School of Culinary Arts, Inc. (“CSCA”), or graduated from CSCA, within the limitations periods applicable to the herein alleged causes of action (including, without limitation, the period following the filing of the action).” Defendants filed a demurrer and motion to strike the complaint, which was heard on January 30, 2009. At the hearing, the Court granted the demurrer with 30 days leave to amend. The Court set a hearing on further demurrers for May 1, 2009. In the meantime, the parties are engaged in class discovery. The Court has not yet set a briefing schedule or a hearing date on a motion for class certification.

Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of these matters. An unfavorable outcome of any one or more of these matters could have a material adverse impact on our business, results of operations, cash flows, and financial position.

Employment Litigation

Vander Vennet, et al. v. American InterContinental University, Inc., et al. As previously disclosed, on August 24, 2005, former admissions advisors of American InterContinental University (“AIU”) Online filed a lawsuit in the United States District Court for the Northern District of Illinois alleging that we, AIU Online, and

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

the then President of our University division violated the Fair Labor Standards Act, the Illinois Minimum Wage Law, and the Illinois Wage Payment and Collection Act by failing to pay the plaintiffs for all of the overtime hours they allegedly worked. In October 2008, the parties entered into a settlement agreement resolving all issues in the suit, and in December 2008, the Court approved the settlement and dismissed the suit with prejudice.

Tino Anglade, et al. v. Career Education Corporation, et al. As previously disclosed, on October 31, 2007, Tino Anglade, a former Admissions Representative at the California School of Culinary Arts, filed a lawsuit in Los Angeles County, California Superior Court on behalf of himself and a putative class consisting of all admissions representatives employed by most of CEC’s California schools, alleging violations of the California Labor Code for failure to authorize and permit rest and meal periods and failure to pay compensation for work performed during rest and meal periods. Plaintiff also alleges a violation of California’s unfair competition law asserting that the alleged rest and meal period violations constitute an act of unfair competition. Plaintiff seeks unspecified lost wages, attorneys’ fees, civil and statutory penalties, and injunctive relief. Plaintiffs seek class certification under California law. Plaintiff Tino Anglade, in his individual capacity only, has accepted CEC’s statutory offer to compromise pursuant to Section 998 of the California Code of Civil Procedure for the total amount of $30,000. Anglade must agree to dismiss the complaint with prejudice against all Defendants and execute a full release of all individual claims. Once the settlement stipulation is signed, it must be approved by the Court prior to dismissal of all claims.

Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of these matters. An unfavorable outcome of any one or more of these matters could have a material adverse impact on our business, results of operations, cash flows, and financial position.

Other Litigation

In addition to the legal proceedings and other matters described above, we are also subject to a variety of other claims, suits, and investigations that arise from time to time in the ordinary conduct of our business, including, but not limited to, breach of contract claims, claims involving students or graduates, tort claims, claims for violations of state consumer protection laws, requests or subpoenas for information from various regulators or law enforcement officials and routine employment matters. While we currently believe that such claims, individually or in aggregate, will not have a material adverse impact on our business, cash flows, or financial position, the litigation and other claims noted above are subject to inherent uncertainties, and management’s view of these matters may change in the future. If an unfavorable final outcome were to occur in any one or more of these matters, our business, reputation, financial position, cash flows, and results of operations may be materially adversely affected. Settlement costs associated with litigation are recorded as a component of general and administrative expenses within our consolidated statements of operations.

Federal, State, and Accrediting Body Regulatory Matters

Our schools are subject to extensive regulation by federal and state governmental agencies and accrediting bodies. On an ongoing basis, we evaluate the results of our internal compliance monitoring activities and those of applicable regulatory agencies, and, when appropriate, record liabilities to provide for the estimated costs of any necessary remediation. We are committed to resolving all issues identified in connection with these program reviews to the ED’s satisfaction and ensuring that our schools operate in compliance with all ED regulations. We cannot predict the outcome of these program reviews, and any unfavorable outcomes could have a material adverse effect on our business, results of operations, cash flows, and financial position. The following is an update of a regulatory action affecting one of our schools.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

State Regulatory Matters

Western Culinary Institute (“WCI”). On May 13, 2008, we were notified by the Oregon Department of Justice (“DOJ”) that it is investigating allegations that WCI made false representations about the quality of education provided and job placement rates. The Investigative Demand reaches back to January 1, 2004, and generally asks for advertisements and presentations to prospective students; telemarketing materials; training materials for Admissions Representatives and Financial Aid Representatives; materials given to students reflecting job placement; Admissions Representatives performance standards; lists of telemarketers and contracts with telemarketers. We produced responsive documents. In December of 2008, the DOJ indicated that they were not seeking any further information, and are not planning any further enforcement effort against WCI at this time.

12. INCOME TAXES

The provision for income taxes from continuing operations for the years ended December 31, 2008, 2007 and 2006 consists of the following:

	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)
Current provision
Federal	$17,174	$50,724	$88,071
State and local	6,612	9,356	7,850
Foreign	2,445	3,026	961

Total current provision	26,231	63,106	96,882

Deferred provision (credit)
Federal	3,688	(24,007)	(23,130)
State and local	(1,172)	(2,807)	(892)
Foreign	(1,177)	(1,611)	(18)

Total deferred provision (credit)	1,339	(28,425)	(24,040)

Total provision for income taxes	$27,570	$34,681	$72,842

During 2008, 2007 and 2006, we recognized an income tax benefit of approximately $0.5 million, $5.9 million, and $20.8 million, respectively, in connection with stock options exercised during the year. The related income tax benefits have been recorded as a reduction of accrued income taxes and an increase to stockholders’ equity.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate for continuing operations for the years ended December 31, 2008, 2007 and 2006 is as follows:

	For the Year Ended December 31,
	2008	2007	2006
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	3.5	1.4	1.5
Foreign tax rates	(3.8)	(2.2)	(1.7)
Goodwill impairment	—	—	22.6
Tax exempt interest	(1.0)	(3.8)	(3.3)
Valuation allowance	0.2	2.3	2.3
Disposal of foreign operations	(4.0)	—	—
Other	(1.5)	(1.8)	0.2

Effective income tax rate	28.4%	30.9%	56.6%

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits as of December 31, 2008 was as follows:

(In millions)
Gross unrecognized tax benefits as of January 1, 2008	$29.2
Additions for tax positions of prior years	0.6
Reductions for tax positions of prior years	(1.9)
Additions based on tax positions related to the current year	6.5
Reductions due to settlements	—
Reductions due to lapse of applicable statute of limitations	(2.9)

Subtotal	$31.5
Interest and penalties	6.1

Total gross unrecognized tax benefits as of December 31, 2008	$37.6

As of December 31, 2008, the total amount of net unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was $26.7 million. We record interest and penalties related to unrecognized tax benefits within provision for income taxes on our consolidated statements of operations. The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $6.1 million as of December 31, 2008. For the year ended December 31, 2008, we recognized $0.7 million of interest and penalties from unrecognized tax benefits in our consolidated results of continuing operations.

CEC and its subsidiaries file income tax returns in the U.S. and in various state, local, and foreign jurisdictions. CEC and its subsidiaries are routinely examined by tax authorities in these jurisdictions. As of December 31, 2008, CEC had been examined by the Internal Revenue Service through our tax year ending December 31, 2004. In addition, a number of state and local examinations are currently ongoing. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that CEC’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $18.4 million.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

Deferred income tax assets /liabilities result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carry forwards. Components of deferred income tax assets and liabilities for continuing operations as of December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
	( In thousands)
Deferred income tax assets:
Deferred rent obligations	$21,216	$19,380
Compensation and employee benefits	20,769	14,859
Tax net operating loss carry forwards	2,588	2,482
Allowance for doubtful accounts	4,325	4,015
Covenant not-to-compete	786	1,070
Accrued settlements and legal	1,111	5,720
Deferred compensation	531	915
Accrued restructuring and severance	1,757	859
Asset impairment	—	19,357
Other	11,193	8,942

Total deferred income tax assets	64,276	77,599

Deferred income tax liabilities:
Depreciation and amortization	29,699	42,326
Other	5,665	5,022

Total deferred income tax liabilities	35,364	47,348

Net deferred income tax asset	$28,912	$30,251

Net deferred income tax assets for continuing operations as of December 31, 2008 and 2007 are reflected in the consolidated balance sheets as follows:

	December 31,
	2008	2007
	(In thousands)
Current deferred income tax assets, net	$17,472	$17,419
Non-current deferred income tax assets, net	11,440	12,832

Net deferred income tax asset	$28,912	$30,251

As of December 31, 2008, we have net operating loss carry forwards, for state income tax purposes, of approximately $173.1 million. These net operating loss carry forwards are available to offset various future state taxable income, if any, and expire between 2009 and 2027.

As of December 31, 2008, foreign subsidiary earnings of approximately $54.4 million are considered permanently invested in those businesses. Accordingly, U.S. income taxes have not been provided on such foreign subsidiary earnings.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

13. STOCK REPURCHASE PROGRAM

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

During 2008, we repurchased 1.0 million shares of our common stock for approximately $13.8 million at an average price of $13.84 per share. Since the inception of the program, we have repurchased 19.2 million shares of our common stock for approximately $604.4 million at an average price of $31.51 per share. As of December 31, 2008, approximately $195.7 million is available under the program to repurchase outstanding shares of our common stock. The repurchase of shares of our common stock reduces the amount of cash available to pay cash dividends to our stockholders. We have never paid cash dividends on our common stock.

14. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

On May 13, 2008, the stockholders of CEC approved the Career Education Corporation 2008 Incentive Compensation Plan (the “2008 Plan”). The 2008 Plan authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards. Any shares of CEC Common Stock that are subject to awards of stock options or stock appreciation rights will be counted as one share for each share granted for purposes of the 2008 Plan’s aggregate share limit, and any shares of CEC Common Stock that are subject to any other awards will be counted as 1.67 shares for each share granted for purposes of calculating the 2008 Plan’s aggregate share limit. The 2008 Plan replaces our 1998 Employee Incentive Compensation Plan, as amended (the “Employee Plan”) and our 1998 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) for purposes of grants made on or after May 13, 2008.

As of December 31, 2008, we have reserved 2.9 million shares of common stock for the exercise of outstanding stock options and 1.4 million shares for outstanding awards of restricted stock. The shares reserved for the exercise of stock options and restricted shares pertain primarily to grants made pursuant to the Directors’ Plan and the Employee Plan. The shares available under the 2008 Plan are equal to 6.0 million shares plus the available shares remaining under the Employee Plan and the Directors’ Plan as of May 13, 2008. Also, additional shares may become available from these prior plans as a result of awards under such plans that are forfeited, terminated, lapsed or satisfied in cash or property other than shares. As of December 31, 2008 there were 9.1 million shares of common stock available for future share-based awards under the 2008 Plan.

Stock Options. The exercise price of stock options granted under each of the plans is equal to the fair market value of our common stock on the date of grant. Employee stock options generally become exercisable 25% per year over a four-year service period beginning the date of grant and expire ten years after the date of grant, unless an earlier expiration date is set at the time of the grant. Non-employee directors’ stock options expire ten years after the date of grant and generally become exercisable as follows: one-third on the grant date, one-third on the first anniversary of the grant date, and one-third on the second anniversary of the grant date. Both employee stock options and non-employee director stock options are subject to possible earlier vesting and termination in certain circumstances. If a plan participant terminates his or her employment for any reason other than by death or disability during the vesting period, he or she forfeits the right to unvested stock option awards. Since the

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

inception of the plans, grants of stock options have only been subject to the service conditions discussed previously. No stock option grants have included performance or market conditions that affect stock option vesting or other pertinent factors.

Restricted Stock. Shares of restricted stock become vested three years after the date of grant. If a plan participant terminates his or her employment for any reason other than by death or disability during the vesting period, he or she forfeits the right to all shares of restricted stock. The vesting of shares of restricted stock is subject to possible acceleration in certain circumstances. Certain of the shares of restricted stock that we have granted to plan participants are subject to performance conditions that, even if the requisite service period is met, may reduce the number of shares of restricted stock that vest at the end of the requisite service period or result in all shares being forfeited. These awards are referred to as “performance-based restricted stock.”

Stock option activity during the years ended December 31, 2008, 2007 and 2006, under all of our plans was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2005	9,463,588	$25.55

Granted	773,111	30.92
Exercised	(3,340,891)	25.69		$53,239
Forfeited	(532,517)	36.39
Cancelled	(130,396)	38.93

Outstanding as of December 31, 2006	6,232,895	$33.50

Granted	686,200	30.80
Exercised	(1,540,576)	31.25		$16,824
Forfeited	(499,692)	44.76
Cancelled	(663,379)	45.01

Outstanding as of December 31, 2007	4,215,448	$34.74

Granted	953,262	14.44
Exercised	(139,900)	18.41		$1,358
Forfeited	(624,540)	29.20
Cancelled	(1,488,636)	37.31

Outstanding as of December 31, 2008	2,915,634	$29.29	6.9 years	$3,528

Exercisable as of December 31, 2008	1,721,370	$35.51	5.8 years	$591

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

The following table summarizes information with respect to all outstanding and exercisable stock options under all of our plans as of December 31, 2008:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of options outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Number Exercisable	Weighted Average Exercise Price
$2.00 – $15.57	732,202	$13.12	8.6 years	78,610	$10.42
$18.25 – $28.85	389,720	21.03	6.5 years	250,925	21.77
$29.35 – $33.33	771,875	30.00	6.7 years	523,612	30.03
$33.56 – $39.47	694,637	34.73	6.6 years	541,523	34.75
$40.77 – $68.24	327,200	62.14	5.3 years	326,700	62.17

	2,915,634	$29.29	6.9 years	1,721,370	$35.51

The following table summarizes information with respect to all outstanding shares of restricted stock under our plans during the years ended December 31, 2008 and 2007:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2006	383,100	$29.02
Granted	501,350	29.89
Vested	(2,825)	32.42
Forfeited	(116,238)	29.17

Outstanding as of December 31, 2007	765,387	$29.30

Granted	1,113,653	13.53
Vested	(48,000)	30.00
Forfeited	(426,612)	22.41

Outstanding as of December 31, 2008	1,404,428	$18.79

Change in Control Provisions

Each of the share-based awards granted under the 2008 Plan, the Employee Plan and the Directors’ Plan, including stock options and shares of restricted stock, are subject to “change in control” provisions. As defined by the plans, a change in control generally is deemed to have occurred if, among other things, any corporation, person, or other entity (other than CEC, a majority-owned subsidiary of CEC or any of CEC’s subsidiaries, or an employee benefit plan sponsored or maintained by CEC), including a “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), becomes the beneficial owner of our common stock representing more than 20% (35% under our 2008 Plan) of the combined voting power of our then outstanding common stock.

Under the Employee Plan, in the event of a change in control:

•	any stock options outstanding as of the date of the change in control and not then exercisable would become fully exercisable to the full extent of the original grant.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

•

the restrictions applicable to any outstanding shares of restricted stock awards would lapse, and the shares of restricted stock would become fully-vested and transferable to the full extent of the original grant.

•

the performance goals and other conditions with respect to any performance-vesting restricted stock or stock options subject to performance vesting conditions would be deemed to have been satisfied in full, and such awards would generally become fully distributable.

•

certain participants holding stock option awards as of the date of the change in control have the right, by giving notice to us during the 60-day period from and after the date of a change in control, to elect to surrender all or part of a stock option award to us and receive, within 30 days of such notice, cash in an amount equal to the amount by which the per share change of control price, as defined below, exceeds the per share amount that the holder must pay to exercise the stock option award, multiplied by the number of stock options for which the holder has exercised this right. Approximately 63% of the holders holding these options have waived this right.

The Directors’ Plan provides that, in the event of a change in control, any unvested stock options outstanding on the date of change in control will vest and be fully exercisable. Our Board of Directors also has discretion to:

•	cancel any outstanding stock option on at least 15 days’ notice before the date of cancellation;

•	substitute another entity’s shares for our common stock underlying the options, with equitable adjustments;

•	require the Company’s obligations under this plan to be assumed, subject to appropriate adjustments; and

•	take any other action our Board of Directors determines to take.

For the Directors’ Plan and the Employee Plan, the change in control price is the higher of (y) the highest reported sales price of a share of our common stock in any transaction reported on the principal exchange on which our shares are listed during the 60-day period prior to and including the date of the change in control event, or (z) if the change in control is the result of a corporate transaction (such as a tender or exchange offer , merger, consolidation, liquidation or sale of all or substantially all of our assets), the highest price per common share paid in that transaction.

On December 31, 2008, we amended the Directors’ Plan to remove the director’s right upon a change in control to surrender all or part of the stock options outstanding under this plan for cash equal to the amount by which the change in control price per share on the date of the election exceeds the per share amount that the plan participant must pay to exercise the stock option, multiplied by the number of shares of our common stock for which the director has exercised this right.

Under the 2008 Plan, in the event of a change in control:

•	if an award holder is involuntarily terminated without cause within two years of the change in control, all awards granted to that holder will fully vest at the date of termination;

•	awards may be adjusted to reflect the change in control;

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

•	awards may be assumed, or new rights may be substituted for outstanding awards by the acquiring or surviving entity; and

•

options and stock appreciation rights may be cancelled in exchange for a cash payment equal to the amount by which the change in control price exceeds the applicable exercise price or strike price. If the applicable exercise price or strike price exceeds the change in control price, no cash payment would be made in connection with such cancellation.

The change in control price for the 2008 Plan is the lower of (i) the per share fair market value as of the date of the change in control, or (ii) the price paid per share as part of the transaction which constitutes the change in control.

As of December 31, 2008, we are not aware of any person or entity, including a group, who beneficially owns, or at any point previously owned, 20% or more, of the combined voting power of our outstanding common stock. As of December 31, 2008, no individual shareholder owned more than 18% of the combined voting power of our then outstanding common stock, and, based on existing facts and circumstances, we do not believe it is probable that the change in control provisions will be triggered.

If any person or entity, including a group, beneficially owned 20% or more, of the combined voting power of our then outstanding common stock as of December 31, 2008, triggering the change in control provisions discussed above, we would have recognized accelerated share-based compensation expense of approximately $24.4 million during 2008. Of the $24.4 million expense, $2.5 million relates to those awards with a 35% trigger, and $21.9 million relates to those awards with a 20% trigger. The estimated additional share-based compensation expense represents, for each outstanding share-based award, the greater of (a) the unrecognized grant date compensation expense for the share-based award as of December 31, 2008, or (b) the fair value of the cash redemption value of the share-based award as of December 31, 2008, less share-based compensation expense previously recorded under SFAS 123R based on a change in control price of $18.48 per share, the highest reported share price of a share of our common stock in a transaction reported on the NASDAQ Global Select Market during the 60-day period prior to and including December 31, 2008.

Additionally, if the change in control provisions had been triggered as of December 31, 2008, or if we determined that the occurrence of a change in control event was probable, we would have recognized a liability of approximately $0.1 million as of December 31, 2008, representing the estimated fair value of the obligation that would be due to participants who are eligible to surrender all or part of a stock option award to us in exchange for cash. Our estimation of this cash liability assumes that participants would elect to redeem for cash all stock options outstanding as of December 31, 2008, with an exercise price less than the change in control price.

Balance Sheet Presentation of Share-Based Awards Subject to Redemption

As discussed above, some participants in the Employee Plan have the right upon the occurrence of a change in control event, to surrender all or part of his or her stock option awards to us in exchange for cash. As required by SFAS 123R, the grant-date cash redemption value of each outstanding stock option award is recorded as “Share-based awards subject to redemption” on our consolidated balance sheets on a pro rata basis over the requisite service period. Total grant-date cash redemption value for each outstanding stock option award represents the intrinsic value of the award as of the grant date, assuming that a change in control event occurred on the grant date. Share-based awards subject to redemption as of December 31, 2008, recorded upon our

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

adoption of SFAS 123R as a reduction of retained earnings with no effect on net income, represents the portion of the total grant-date cash redemption value for all stock option awards outstanding as of December 31, 2008, earned by plan participants as a result of services rendered through such date. The adoption of SFAS 123R resulted in the cumulative effect recorded in this manner as of January 1, 2006 of $11.2 million. The amount increased during 2006 by $2.3 million and subsequently decreased by $1.9 million during 2007, resulting in a redemption value in the amount of $11.6 million as of December 31, 2007. As of December 31, 2008, participants with share-based awards granted prior to January 1, 2007 were given the choice to waive their put option, and if waived, these options no longer result in a share-based awards redemption value. Of the participants, approximately 63% waived, resulting in the decrease of the liability for share-based awards subject to redemption from December 31, 2007 to $0.9 million as of December 31, 2008.

Share-Based Awards Assumptions

In accordance with SFAS 123R, the fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. We recognize the value of share-based compensation as expense in our consolidated statements of operations during the vesting periods of the underlying share-based awards using the straight-line method. SFAS 123R requires companies to estimate forfeitures of share-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from original projections. We estimate forfeitures at the time of grant.

The fair value of each stock option award granted during the years ended December 31, 2008, 2007 and 2006 was estimated on the date of grant using the Black-Scholes-Merton option pricing model. Our determination of the fair value of each stock option is affected by our stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the years ended December 31, 2008, 2007 and 2006, and assumptions used to value stock options are as follows:

	For the Year Ended December 31,
	2008	2007	2006
Dividend yield	—	—	—
Risk-free interest rate	2.6%	4.6%	5.1%
Weighted average volatility	52.2%	51.3%	53.8%
Expected life (in years)	5.7	5.8	5.6
Weighted average grant date fair value per share of options granted	$7.37	$16.38	$16.84

Volatility is calculated based on the actual historical daily prices of our common stock over the expected term of the stock option award. During the year ended December 31, 2008, we utilized a range of expected volatility assumptions for purposes of estimating the fair value of stock options awarded during the period. Such volatility assumptions ranged from 51.6% to 59.3%.

The expected life of each stock option award is estimated based primarily on our actual historical director and employee exercise behavior.

The fair value of each share of restricted stock is equal to the fair market value of our common stock as of the date of grant, which is the closing price per share of our common stock on NASDAQ.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

All outstanding performance-based restricted stock awards have three-year vesting provided that performance conditions are met based on corporate and business unit performance and/or the results of school-level independent compliance audits and the compliance of our schools with federal, state and accrediting body regulations. Share-based compensation expense associated with performance-based restricted stock awards is recognized only to the extent that we believe performance conditions attributable to such awards will ultimately be satisfied. As of December 31, 2008, we believe performance conditions attributable to our performance-based restricted stock awards will be satisfied.

As of December 31, 2008, we estimate that pre-tax compensation expense for all unvested share-based awards, including both stock options and shares of restricted stock, in the amount of approximately $14.4 million will be recognized through the year 2012. We expect to satisfy the exercise of stock options and future distribution of shares of restricted stock by either reissuing our treasury shares or issuing new shares of common stock.

15. WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted net income per share for the years ended December 31, 2008, 2007 and 2006 were as follows (in thousands):

	For the Year Ended December 31,
	2008	2007	2006
Basic common shares outstanding	89,810	93,705	96,190
Common stock equivalents	279	702	1,875

Diluted common shares outstanding	90,089	94,407	98,065

During the years ended December 31, 2008, 2007 and 2006, we issued 0.4 million, 1.7 million, and 3.5 million shares, respectively, of our common stock upon the exercise of employee stock options and the purchase of common stock pursuant to our employee stock purchase plan.

Included in stock options outstanding as of December 31, 2008, 2007 and 2006, are stock options to purchase 1.8 million, 2.3 million and 4.4 million shares, respectively, of our common stock that were not included in the computation of diluted net income per share because the stock options’ exercise prices were greater than the annual average market price of our common stock and, therefore, the effect of the inclusion of such stock options would have been anti-dilutive.

16. EMPLOYEE BENEFIT PLANS

Retirement Savings and Profit Sharing Plan

We maintain a defined contribution 401(k) retirement savings and profit sharing plan covering substantially all of our employees in the United States. Under the plan, an eligible employee may elect to defer receipt of a portion of the annual pay, including salary and bonus. We contribute this amount to the plan on the employee’s behalf and also make a matching contribution equal to 100% of the first 2% and 50% of the next 4% of the percentage of annual pay that the employee elects to defer. A participant is 100% vested at all times in the amounts the employee defers from annual pay. A participant becomes 100% vested in our matching contributions

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

ratably over five years, starting from the first of the month following 30 days after the employee’s hire date. Effective January 2008, vesting in matching contributions in 2008 and subsequent years has been amended to a new vesting schedule. A participant becomes 100% vested in our matching contributions after two years of employee service. Matching contributions made prior to 2008 will continue to become 100% vested ratably over five years. During the years ended December 31, 2008, 2007 and 2006, we recorded expense for continuing and discontinued operations under this plan of approximately $13.1 million, $12.4 million, and $11.2 million, respectively.

Employee Stock Purchase Plan

We maintain an employee stock purchase plan that allows substantially all full-time and part-time employees to acquire shares of our common stock through payroll deductions over three month offering periods. The per share purchase price is equal to 85% of the fair market value of a share of our common stock on the last day of the offering period, and purchases are limited to 10% of an employee’s salary, up to a maximum of $25,000 per calendar year. We are authorized to grant up to 4.0 million shares of common stock under the employee stock purchase plan, and, as of December 31, 2008, 1.9 million shares of common stock have been issued under the plan.

Share-based compensation expense recorded during the years ended December 31, 2008, 2007 and 2006, in connection with the compensatory elements of our employee stock purchase plan, was not significant.

17. SEGMENT REPORTING

Prior period financial results have been reclassified to account for the teach out of our schools previously reported as held for sale, the change in our reportable business segments during the first quarter of 2008, and to present Brooks College – Sunnyvale, CA, Brooks College—Long Beach, CA, IADT—Pittsburgh, PA, IADT—Toronto, Canada and Gibbs College—Piscataway, NJ as discontinued operations.

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

In February 2008, we announced plans to teach out all programs at McIntosh College, Lehigh Valley College and seven of the campuses that were part of the Gibbs Division. Each campus will employ a gradual teach-out process, enabling it to continue to operate while current students complete their programs. The campuses no longer enroll new students. The results of operations for these nine campuses are reported within Transitional Schools. The other two schools held for sale at December 31, 2007, Gibbs College, Vienna, VA and Katharine Gibbs School, Melville, NY have been converted to Sanford-Brown schools, focusing on allied health programs. The results of operations for these two schools are reported within Health Education. The results of operations for these eleven schools were previously reported as discontinued operations. As a result of the announcement, these campuses’ results of operations for all periods presented will be reported within continuing operations until these schools have completed their teach-outs.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

Based on our interpretation of SFAS 131, we have identified six reportable segments consisting of University, Culinary Arts, Health Education, Art & Design, International, and Transitional Schools.

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

Health Education primarily includes our Sanford-Brown schools that collectively offer academic programs in the career-oriented disciplines of health education, complemented by programs in business studies, visual communications and design technologies, and information technology in a classroom or laboratory setting.

Art & Design includes our Brooks Institute, Brown College, Collins College, Harrington College of Design and International Academy of Design & Technology (“IADT”) schools. These schools collectively offer academic programs primarily in the career-oriented disciplines of fashion design, game design, graphic design, interior design, film and video production, photography, and visual communications in a classroom, laboratory or online setting.

International includes our INSEEC Group (“INSEEC”) schools and Istituto Marangoni schools located in France, Italy and the United Kingdom, which collectively offer academic programs in the career-oriented disciplines of business studies, health education, fashion and design, and visual communications and technologies in a classroom or laboratory setting.

Transitional Schools includes our campuses that are currently being taught out. As of December 31, 2008, the following campuses were included within Transitional Schools: McIntosh College; Lehigh Valley College; seven of the campuses that were part of the Gibbs Division, including Gibbs Colleges in Cranston, RI; Boston, MA; Livingston, NJ; Norwalk and Farmington, CT; and Katharine Gibbs Schools in New York, NY and Norristown, PA; and AIU—Los Angeles, CA.

Our chief operating decision maker evaluates segment performance based on operating income. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and other,” which primarily includes unallocated corporate activity and eliminations.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

Summary financial information by reportable segment is as follows (in thousands):

	Revenue			Operating Income (Loss)
	2008	2007	2006	2008	2007	2006
Segments:
University	$702,347	$703,639	$857,805	$122,757	$102,371	$214,571
Culinary Arts	328,313	365,789	364,168	(5,908)	49,133	60,642
Health Education	235,546	206,700	187,077	22,559	6,425	(87,078)
Art & Design	263,715	275,392	286,635	28,057	32,499	51,683
International	107,558	81,907	50,895	18,860	13,024	11,456
Transitional Schools	67,863	113,856	140,694	(38,837)	(61,646)	(59,792)

Subtotal	1,705,342	1,747,283	1,887,274	147,488	141,806	191,482
Corporate and other	9	147	898	(69,820)	(52,452)	(83,462)

Total	$1,705,351	$1,747,430	$1,888,172	77,668	89,354	108,020

Reconciling items:
Interest income				13,774	18,489	18,830
Interest expense				(870)	(1,163)	(1,893)
Share of affiliate earnings				4,665	4,735	3,966
Miscellaneous income (expense)				1,909	750	(272)

Pretax Income				$97,146	$112,165	$128,651

	Depreciation and Amortization
	2008	2007	2006
Segments:
University	$19,009	$18,431	$18,916
Culinary Arts	19,683	18,283	19,152
Health Education	7,275	7,101	8,275
Art & Design	11,834	12,482	12,512
International	3,154	2,886	850
Transitional Schools	4,618	1,083	9,211

Subtotal	65,573	60,266	68,916
Corporate and other	9,559	13,329	12,365

Total	$75,132	$73,595	$81,281

	Total Assets as of December 31,
	2008	2007
Segments:
University	$952,637	$864,510
Culinary Arts	498,507	504,967
Health Education	442,219	413,550
Art & Design	310,316	276,731
International	425,653	270,057
Transitional Schools	310,479	319,419

Subtotal	2,939,811	2,649,234
Corporate and other	(1,527,491)	(1,302,622)
Assets of discontinued operations	5,003	31,170

Total	$1,417,323	$1,377,782

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008, 2007, and 2006

The negative Corporate and other asset balances as of December 31, 2008 and 2007 are primarily attributable to the elimination of intercompany receivable activity between corporate and our schools and campuses, which is reflected within Corporate and other.

During the years ended December 31, 2008, 2007 and 2006, no individual customer accounted for more than 10% of our consolidated revenues.

18. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

	Quarter				Total Year
2008	First	Second	Third	Fourth
	(In thousands, except per share data)
Revenue(1)	$451,884	$417,049	$404,651	$431,767	$1,705,351
Operating income (loss)(1)	24,226	16,920	(6,944)	43,466	$77,668
Net income (loss)	16,384	12,691	(147)	31,214	$60,142
Net income per share(2):
Basic	$0.18	$0.14	$—	$0.35	$0.67
Diluted	0.18	0.14	—	0.35	0.67

	Quarter				Total Year
2007	First	Second	Third	Fourth
	(In thousands, except per share data)
Revenue(1)	$446,757	$422,766	$422,623	$455,284	$1,747,430
Operating income(1)	42,842	10,462	19,943	16,107	$89,354
Net income	30,038	5,125	15,561	8,829	$59,553
Net income per share(2):
Basic	$0.31	$0.05	$0.17	$0.10	$0.64
Diluted	0.31	0.05	0.17	0.10	$0.63

(1)	As of December 31, 2008, we have five campuses in discontinued operations. These include Brooks College—Sunnyvale and Long Beach, CA, IADT—Pittsburgh, PA, IADT—Toronto, Canada and Gibbs College—Piscataway, NJ. Financial results for prior years have been reclassified to reflect our reportable segments as of December 31, 2008.
(2)	Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree with the annual earnings per share amount for the corresponding year.

19. SUBSEQUENT EVENT

On February 20, 2009, the Company amended certain features related to outstanding options and restricted stock awards for its non-employee directors and section 16 officers (“Officers”). The non-employee directors’ options have been amended to increase the stock ownership threshold upon which a change of control is deemed to occur from twenty percent (20%) to thirty-five percent (35%) and extends the post-termination exercise period of such options to the earlier of (a) three (3) years following termination of service as a director of the Company, or (b) the original expiration date of the option. The outstanding options and restricted stock awards held by the Officers under the 1998 Plan have been amended to increase the stock ownership threshold upon which a change in control is deemed to occur from twenty percent (20%) to thirty-five percent (35%) and provides for immediate vesting of the options and restricted stock awards upon termination of employment without cause. These modifications will result in additional compensation expense to be recorded in the first quarter 2009 and over the remaining vesting period of these awards. We do not anticipate that this additional compensation expense will have a material impact on our consolidated financial statements.

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Incorporated by Reference to:

3.1	Restated Certificate of Incorporation of Career Education Corporation (originally incorporated on January 5, 1994).	Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2006.

3.2	Fifth Amended and Restated By-laws of Career Education Corporation (Amended and Restated effective as of August 1, 2008).	Exhibit 3.2 to our Quarterly Report on Form 10-Q for the period ended June 30, 2008.

4.1	Form of specimen stock certificate representing Common Stock.	Exhibit 4.1 to our Registration Statement on Form S-1, effective as of January 28, 1998.

4.2	Credit Agreement dated as of October 31, 2007 among Career Education Corporation, as borrower, CEC Europe, LLC & Investors S.C.S., as the European borrower, Bank of America, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, SunTrust Bank, as Documentation Agent, and the Other Lenders Party thereto. Schedules and exhibits to this Credit Agreement have not been included herewith, but will be furnished supplementally to the Commission upon request.	Exhibit 10.19 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007.

4.3	Credit Agreement dated as of February 18, 2003 among International Academy of Merchandising & Design (Canada) Ltd., Académie International du Design Inc./International Academy of Design Inc., SoftTrain Institute Inc., Retter Business College Corp., as Borrowers, Bank of America, N.A., acting through its Canadian branch, as Canadian Administrative Agent, and the other financial institutions party thereto. Schedules and exhibits to this Credit Agreement have not been included herewith, but will be furnished supplementally to the Commission upon request.	Exhibit 4.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.

*10.1	Career Education Corporation 1995 Stock Option Plan, as amended.	Exhibit 10.1 to our Registration Statement on Form S-1, effective as of January 28, 1998.

*10.2	Form of Incentive Stock Option Agreement under the Company’s 1995 Stock Option Plan.	Exhibit 10.2 to our Registration Statement on Form S-1, effective as of January 28, 1998.

*10.3	Career Education Corporation 1998 Non-Employee Directors’ Stock Option Plan.	Exhibit 10.5 to our Registration Statement on Form S-1, effective as of January 28, 1998.

*10.4	First Amendment to the Career Education Corporation 1998 Non-Employee Directors’ Stock Option Plan dated as of May 17, 2002.	Exhibit 10.13 to our Form 10-Q for the period ended September 30, 2002.

+*10.5	Second Amendment to the Career Education Corporation 1998 Non-Employee Directors’ Stock Option Plan

Exhibit Number	Exhibit	Incorporated by Reference to:

*10.6	Form of Non-Employee Director’s Stock Option Agreement under the Company’s 1998 Non-Employee Directors’ Stock Option Plan.	Exhibit 10.6 to our Registration Statement on Form S-1, effective as of January 28, 1998.

*10.7	Career Education Corporation 1998 Employee Incentive Compensation Plan and the First, Second, Third, Fourth and Fifth Amendments thereto	Exhibit B to our Proxy Statement dated April 16, 2004.

*10.8	Sixth Amendment to the Career Education Corporation 1998 Employee Incentive Compensation Plan dated as of February 27, 2004.	Exhibit 10.14 to our Quarterly Report on Form 10-Q for the period ended June 30, 2004.

*10.9	Seventh Amendment to the Career Education Corporation 1998 Employee Incentive Compensation Plan dated as of July 22, 2005.	Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2005.

*10.10	Form of Incentive Stock Option Agreement under the Company’s 1998 Employee Incentive Compensation Plan.	Exhibit 10.4 to our Registration Statement on Form S-1, effective as of January 28, 1998.

*10.11	Form of Restricted Stock Agreement under the Career Education Corporation 1998 Employee Incentive Compensation Plan, as amended.	Exhibit 10.1 to our Current Report on Form 8-K filed on May 24, 2006.

*10.12	Form of Indemnification Agreement for Directors and Executive Officers.	Exhibit 10.1 to our Current Report on Form 8-K filed June 25, 2008.

10.13	Form of Services Agreement between the Company and certain of its subsidiaries.	Exhibit 10.13 to our Form 10-K for the year ended December 31, 2007.

10.14	Form of Tax Sharing Agreement between the Company and certain of its subsidiaries.	Exhibit 10.22 to our Registration Statement on Form S-1, effective as of January 28, 1998.

*10.15	Career Education Corporation Severance Plan for Executive Level Employees Plan Document (Effective as of February 1, 2008).	Exhibit 10.15 to our Form 10-K for the year ended December 31, 2007.

+*10.16	First Amendment effective January 1, 2009 to Career Education Corporation Severance Plan for Executive Level Employees Plan Document

*10.17	Employment Agreement dated as of August 1, 2000 by and among the Company, CEC Employee Group, LLC and John M. Larson.	Exhibit 10.11 to our Quarterly Report on Form 10-Q for the period ended September 30, 2000.

*10.18	First Amendment to the Employment Agreement by and among John M. Larson, Career Education Corporation and CEC Employee Group, LLC, dated as of September 24, 2006, by and among John M. Larson, the Company and CEC Employee Group, LLC.	Exhibit 10.1 to our Current Report on Form 8-K filed on September 27, 2006.

*10.19	Second Amendment to the Employment Agreement by and among John M. Larson, Career Education Corporation and CEC Employee Group LLC, dated as of December 19, 2006.	Exhibit 10.1 to our Current Report on Form 8-K filed on December 20, 2006.

Exhibit Number	Exhibit	Incorporated by Reference to:

*10.20	Share Repurchase Agreement by and between Career Education Corporation and John M. Larson dated as of December 20, 2006.	Exhibit 10.1 to our Current Report on Form 8-K filed on December 21, 2006.

*10.21	Employment Agreement by and among Career Education Corporation, CEC Employee Group, LLC and Gary E. McCullough dated March 5, 2007.	Exhibit 10.1 to our Current Report on Form 8-K filed on March 9, 2007.

+*10.22	First Amendment to Employment Agreement by and among Career Education Corporation, CEC Employee Group, LLC and Gary E. McCullough dated March 5, 2007.

*10.23	Letter Agreement by and between Career Education Corporation and Michael J. Graham dated August 13, 2007.	Exhibit 10.1 to our Current Report on Form 8-K filed on August 22, 2007.

+*10.24	Letter Agreement by and between Career Education Corporation and Jeffrey D. Ayers dated December 6, 2007.

+*10.25	Letter Agreement by and between Career Education Corporation and Deborah Lenart dated February 18, 2008.

+*10.26	Letter Agreement by and between Career Education Corporation and Leonard A. Mariani dated September 13, 2007.

*10.27	Agreement dated November 17, 2008 between Career Education Corporation and Gregory L. Jackson.	Exhibit 10.1 to our Current Report on Form 8-K filed on November 18, 2008.

*10.28	Termination and Consulting Agreement by and among Career Education Corporation, CEC Employee Group, LLC and Patrick K. Pesch, dated August 21, 2007.	Exhibit 10.2 to our Current Report on Form 8-K filed on August 22, 2007.

*10.29	2008 Incentive Compensation Plan.	Exhibit 10.1 to our Current Report on Form 8-K filed on May 16, 2008.

+*10.30	First Amendment to the 2008 Incentive Compensation Plan.

*10.31	Form of Non-qualified Stock Option Grant Agreement under the Career Education Corporation 2008 Incentive Compensation Plan.	Exhibit 10.2 to our Current Report on Form 8-K filed on May 16, 2008.

*10.32	Form of Restricted Stock Agreement under the Career Education Corporation 2008 Incentive Compensation Plan.	Exhibit 10.3 to our Current Report on Form 8-K filed on May 16, 2008.

*10.33	Career Education Corporation Management Annual Bonus Plan.	Exhibit 10.1 to our Current Report on Form 8-K filed on April 18, 2008.

*10.34	Agreement and General Release between Career Education Corporation and Stephen C. Fireng executed on March 13, 2008.	Exhibit 10.1 to our Current Report on Form 8-K filed on March 19, 2008.

+21	Subsidiaries of the Company.

+23.1	Consent of Ernst & Young LLP.

Exhibit Number	Exhibit	Incorporated by Reference to:

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-K.
+	Filed herewith