Form 10-Q
period 2009-03-31
CAREER EDUCATION CORP
filed 2009-05-06
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Number of shares of registrant’s common stock, par value $0.01, outstanding April 30, 2009: 90,060,896

CAREER EDUCATION CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$159,121	$244,743
Investments	340,566	263,953

Total cash and cash equivalents and investments	499,687	508,696
Receivables:
Students, net of allowance for doubtful accounts of $35,738 and $35,226 as of March 31, 2009 and December 31, 2008, respectively	57,134	59,119
Other, net	6,844	9,191
Prepaid expenses	47,473	46,416
Inventories	12,362	12,352
Deferred income tax assets	17,472	17,472
Other current assets	9,601	9,223
Assets of discontinued operations	4,848	5,003

Total current assets	655,421	667,472

NON-CURRENT ASSETS:
Property and equipment, net	298,044	304,970
Goodwill	374,048	376,072
Intangible assets, net	39,245	39,904
Deferred income tax assets	11,566	11,440
Other assets, net	18,879	17,465

TOTAL ASSETS	$1,397,203	$1,417,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$337	$354
Accounts payable	42,862	28,450
Accrued expenses:
Payroll and related benefits	48,729	63,757
Advertising and production costs	19,729	21,504
Income taxes	34,216	29,224
Other	50,107	49,526
Deferred tuition revenue	142,524	153,727
Liabilities of discontinued operations	7,294	8,753

Total current liabilities	345,798	355,295

NON-CURRENT LIABILITIES:
Long-term debt and capital lease obligations, net of current maturities	1,658	1,889
Deferred rent obligations	99,299	97,644
Other liabilities, net	20,368	13,983

Total non-current liabilities	121,325	113,516

SHARE-BASED AWARDS SUBJECT TO REDEMPTION	1,693	860

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 95,382,030 and 93,306,542 shares issued, 90,060,896 and 89,748,242 shares outstanding as of March 31, 2009 and December 31, 2008, respectively	954	933
Additional paid-in capital	226,200	222,523
Accumulated other comprehensive income	571	5,774
Retained earnings	829,924	807,500
Cost of 5,321,134 and 3,558,300 shares in treasury as of March 31, 2009 and December 31, 2008, respectively	(129,262)	(89,078)

Total stockholders’ equity	928,387	947,652

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,397,203	$1,417,323

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	For the Three Months Ended March 31,
	2009	2008
REVENUE:
Tuition and registration fees	$420,197	$432,051
Other	17,250	19,833

Total revenue	437,447	451,884

OPERATING EXPENSES:
Educational services and facilities	163,074	166,649
General and administrative	222,141	238,626
Depreciation and amortization	16,802	20,215
Goodwill and asset impairment	—	2,169

Total operating expenses	402,017	427,659

Operating income	35,430	24,225

OTHER INCOME (EXPENSE):
Interest income	1,158	3,433
Interest expense	(10)	(227)
Share of affiliate earnings	—	4,665
Miscellaneous expense	(243)	(191)

Total other income	905	7,680

Pretax income	36,335	31,905
Provision for income taxes	13,008	10,535

INCOME FROM CONTINUING OPERATIONS	23,327	21,370
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(70)	(4,986)

NET INCOME	$23,257	$16,384

NET INCOME (LOSS) PER SHARE - BASIC:
Income from continuing operations	$0.26	$0.24
Loss from discontinued operations	(0.00)	(0.06)

Net income	$0.26	$0.18

NET INCOME (LOSS) PER SHARE - DILUTED:
Income from continuing operations	$0.26	$0.24
Loss from discontinued operations	(0.00)	(0.06)

Net income	$0.26	$0.18

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	90,090	90,231

Diluted	90,162	90,289

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,257	$16,384
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and asset impairment	—	6,613
Depreciation and amortization expense	16,802	21,403
Bad debt expense	9,943	11,765
Compensation expense related to share-based awards	3,157	3,029
Loss (gain) on disposition of property and equipment	295	(134)
Share of affiliate earnings, net of cash received	—	939
Deferred income taxes	—	533
Changes in operating assets and liabilities	(4,755)	(25,017)

Net cash provided by operating activities	48,699	35,515

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(225,622)	(213,501)
Sales of available-for-sale investments	149,009	177,569
Purchases of property and equipment	(14,898)	(18,814)
Other	(266)	433

Net cash used in investing activities	(91,777)	(54,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(40,184)	(13,990)
Issuance of common stock	520	793
Tax benefit associated with stock option exercises	21	26
Borrowings on revolving loans	—	999
Payments of capital lease obligations and other long-term debt	(141)	(118)

Net cash used in financing activities	(39,784)	(12,290)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	(2,875)	8,292

NET DECREASE IN CASH AND CASH EQUIVALENTS	(85,737)	(22,796)
Add: Cash balance of discontinued operations, beginning of the period	115	15,735
Less: Cash balance of discontinued operations, end of the period	—	2,855
CASH AND CASH EQUIVALENTS, beginning of the period	244,743	221,970

CASH AND CASH EQUIVALENTS, end of the period	$159,121	$212,054

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The unaudited consolidated financial statements presented herein include the accounts of CEC and our wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated.

In the first quarter of 2009, we made the decision to convert Gibbs College – Boston into a Health Education school. This school was previously scheduled to close in the fourth quarter of 2009, and its results of operations were reflected within Transitional Schools. As a result of the decision to convert this school, its results of operations for all periods presented are reflected within Health Education.

3. DISCONTINUED OPERATIONS

The following campuses are reflected in discontinued operations for both current and prior period financial results: Brooks College, Sunnyvale and Long Beach, CA; International Academy of Design & Technology, Pittsburgh, PA (“IADT – Pittsburgh”); International Academy of Design and Technology, Toronto, Canada (“IADT – Toronto”); and Gibbs College, Piscataway, NJ. As additional schools within the Transitional Schools segment cease operations, the results of operations for all periods presented will be reflected within discontinued operations.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Results of Discontinued Operations

Combined summary results of operations for our discontinued operations for the three months ended March 31, 2009 and 2008, are as follows:

	For the Three Months Ended March 31,
	2009	2008
Revenues	$13	$8,358

Loss before income tax	$(110)	$(6,699)
Income tax benefit	40	1,713

Loss from discontinued operations	$(70)	$(4,986)

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our unaudited consolidated balance sheets as of March 31, 2009 and December 31, 2008, include the following:

	March 31, 2009	December 31, 2008
Assets:
Cash and cash equivalents	$—	$115
Receivables, net	69	111
Deferred income tax assets	4,082	4,083
Other assets	697	694

Assets of discontinued operations	$4,848	$5,003

Liabilities:
Accounts payable	$1,082	$97
Accrued payroll and related benefits	5	550
Accrued expenses	2,776	4,320
Deferred tuition revenue	—	169
Remaining lease obligations	3,431	3,617

Liabilities of discontinued operations	$7,294	$8,753

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

4. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents and Investments

Cash and cash equivalents and investments consist of the following as of March 31, 2009, and December 31, 2008:

	March 31, 2009
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$15,993	$—	$—	$15,993
Money market funds	143,128	—	—	143,128

Total cash and cash equivalents	159,121	—	—	159,121

Investments (available-for-sale):
Bank obligations	5,000	—	(15)	4,985
Municipal bonds	12,875	—	—	12,875
U.S. Treasury bills	277,119	22	(10)	277,131
U.S. Government agencies	45,477	101	(3)	45,575

Total investments	340,471	123	(28)	340,566

Total cash and cash equivalents and investments	$499,592	$123	$(28)	$499,687

	December 31, 2008
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$21,593	$—	$—	$21,593
Money market funds	208,150	—	—	208,150
U.S. Treasury bills	15,000	—	—	15,000

Total cash and cash equivalents	244,743	—	—	244,743

Investments (available-for-sale):
Certificates of deposit	38,500	93	—	38,593
Bank obligations	13,000	9	(26)	12,983
Municipal bonds	12,875	—	—	12,875
U.S. Treasury bills	130,653	33	(30)	130,656
U.S. Government agencies	68,458	392	(4)	68,846

Total investments	263,486	527	(60)	263,953

Total cash and cash equivalents and investments	$508,229	$527	$(60)	$508,696

In the table above, all unrealized holding losses as of March 31, 2009 relate to cash equivalents and available-for-sale investments that have been in a continuous unrealized loss position for less than one year. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been less than the cost basis, the financial condition of the investee, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

The decline in the fair value of the above investments was considered temporary in nature and, accordingly, we determined that there was no impairment to these investments as of March 31, 2009.

Included in cash and cash equivalents above are amounts related to certain of our European campuses that are operated on a not-for-profit basis. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. The amount of cash and cash equivalents of our not-for-profit schools with restrictions was $39.3 million and $48.8 million at March 31, 2009 and December 31, 2008, respectively. Restrictions on cash balances have not affected our ability to fund operations.

Money market funds. In September 2008, the U.S. Treasury Department opened its temporary guarantee program for money market funds. The temporary guarantee program provides coverage to investors for amounts that they held in participating U.S. money market funds as of the close of business on September 19, 2008. As of March 31, 2009, $73.3 million of the $88.3 million of investments within our U.S. money market funds would be guaranteed under this program. The guarantee will be triggered if a participating fund’s net asset value falls below $0.995. This program is currently set to expire on September 18, 2009.

Bank obligations: Dollar denominated direct obligations of domestic and foreign banks which are organized and operating in the United States.

Municipal bonds: Municipal bonds represent debt obligations issued by states, cities, counties, and other governmental entities, which earn federally tax-exempt interest. All of our bonds are auction rate securities (“ARS”) with maturities that range from 28 to 365 days. ARS generally have stated terms to maturity of greater than one year. However, we classify investments in ARS as current on our unaudited consolidated balance sheets due to our ability to divest our holdings at auction maturity, which is less than one year. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continue to accrue interest and are auctioned on a set interval until the auction succeeds, the issuer calls the securities, or they mature. As of March 31, 2009, we do not consider the value of our investments in ARS to be impaired. Municipal bonds in the above table that are invested in ARS were $12.9 million at March 31, 2009 and December 31, 2008.

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

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 for financial instruments as of January 1, 2008. The adoption of SFAS 157 did not materially impact our financial condition, results of operations, or cash flow.

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

As of March 31, 2009, we held investments that are required to be measured at fair value on a recurring basis. Investments (available-for-sale) consist of: bank obligations, U.S. Treasury bills and U.S. Government agency securities that are publicly traded and for which market prices are readily available.

We have also invested in municipal bonds which include auction rate securities, which are classified as available-for-sale and reflected at fair value. The auction events for these investments have failed for the past year. The fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of March 31, 2009. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at March 31, 2009, were as follows:

	As of March 31, 2009
	Level 1	Level 2	Level 3	Total
Bank obligations	$4,985	$—	$—	$4,985
Municipal bonds	—	—	12,875	12,875
U.S. Treasury bills	277,131	—	—	277,131
U.S. Government agencies	45,575	—	—	45,575

Totals	$327,691	$—	$12,875	$340,566

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at March 31, 2009:

Balance at December 31, 2008	$12,875
Transfers to Level 3	—
Purchases and settlements, net	—

Balance at March 31, 2009	$12,875

Credit Agreement

As of March 31, 2009, we had letters of credit totaling $11.7 million outstanding under our $185.0 million U.S. Credit Agreement. Credit availability under our U.S. Credit Agreement as of March 31, 2009, was $173.3 million.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

5. RECEIVABLES

Student Receivables Valuation Allowance

Changes in our student receivables allowance for the three months ended March 31, 2009 and 2008 were as follows:

	Balance, Beginning of Period	Charges to Expense	Amounts Written-off	Balance, End of Period
For the three months ended March 31, 2009	$35,226	$9,943	$(9,431)	$35,738

For the three months ended March 31, 2008	$35,151	$11,477	$(10,702)	$35,926

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

Under the recourse loan agreements, we were required to pay a discount fee for each recourse loan funded under the agreement. Costs associated with our recourse loan agreements for continuing and discontinued operations were $3.0 million for the three months ended March 31, 2008. Costs incurred in connection with our Sallie Mae agreements are classified as a component of educational services and facilities expense in our unaudited consolidated statement of operations, and costs incurred in connection with our Stillwater agreement are classified as a reduction of tuition and registration fees revenue in our unaudited consolidated statement of operations.

Outstanding net recourse loan receivable balances for continuing and discontinued operations as of March 31, 2009 and December 31, 2008 were $8.9 million and $9.2 million, respectively. These receivables are reported as a component of other long-term assets and assets of discontinued operations within the unaudited consolidated balance sheets.

6. GOODWILL AND ASSET IMPAIRMENT

There were no goodwill or other long-lived intangible asset impairment charges during the first quarter of 2009. During the first quarter 2008, we recorded a $2.2 million asset impairment charge related to the reduction of asset carrying values related to our American InterContinental University – Los Angeles campus which is being taught out. In addition, during the first quarter of 2008 we recorded a $4.4 million goodwill impairment charge related to our IADT – Toronto, Canada campus. This campus was sold in the second quarter of 2008, and as such its results of operations are reflected within discontinued operations.

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

The parties have conducted discovery on class certification issues in the Amador action, but the Court has not yet set a briefing schedule or a hearing date on a motion for class certification.

Lilley, et al. v. Career Education Corporation, et al. On February 11, 2008, a class action complaint was filed in the Circuit Court of Madison County, Illinois, naming as defendants Career Education Corporation and Sanford-Brown College, Inc. Plaintiffs filed an amended complaint on September 5, 2008. The five plaintiffs named in the amended complaint are current or former students who allegedly attended a medical assistant program at Sanford-Brown College located in Collinsville, Illinois, and the class is alleged to be all persons who enrolled in that program. The amended class action complaint asserts claims for unfair conduct and deceptive conduct under the Illinois Consumer Fraud and Deceptive Business Practices Act (“the Act”), as well as common law claims of fraudulent misrepresentation and fraudulent omission. The amended complaint alleges that defendants made misrepresentations and omissions relating to the quality of education, quantity of financial aid, fixed tuition, graduate employability and salaries and clinical externships. Plaintiffs seek unspecified compensatory and punitive damages.

Defendants filed a motion to dismiss Plaintiffs’ claims of unfair practices under the Act and fraudulent omission. A hearing was held on December 16, 2008 on defendants’ motion to dismiss, at which time the Court requested additional briefing on the motion. Defendants filed their supplemental brief, the Plaintiffs filed their reply brief, and each party has submitted additional sur-reply briefs. Defendants expect a ruling on the motion in the second quarter of 2009.

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

Diallo v. American InterContinental University, Inc. and Career Education Corporation. On March 19, 2008, the same counsel in the Amador and Adams actions filed a complaint in Atlanta, Georgia in the Superior Court of the State of Georgia of Fulton County on behalf of Tajuansar Diallo. Plaintiff filed the complaint individually and as a putative class action and purports to allege causes of action for fraud; constructive fraud; negligent misrepresentation; and violations of the Georgia Deceptive and Unfair Trade Practices Act. Plaintiff contends that American InterContinental University, Inc., (“AIU”) made a variety of oral and written misrepresentations to her during the admissions process. The alleged misrepresentations relate generally to the school’s reputation, the value of the education, the competitiveness of the admissions process, the students’ employment prospects upon graduation from AIU and AIU’s ability to arrange beneficial student loans. On May 16, 2008, plaintiffs filed a first amended complaint in which they added several named plaintiffs and expanded some of the factual allegations underlying their claims. On May 31, 2008, AIU and CEC filed an answer to the First Amended Complaint. The parties subsequently conducted extensive discovery on class issues. Plaintiffs filed their motion for class certification on October 10, 2008. Defendants’ filed their opposition on November 10, 2008. The Court denied the motion for class certification in its entirety. Plaintiffs filed an appeal from the order denying the motion in January 2009. The trial court action is stayed pending the outcome of the appeal. Defendants’ appellate brief is currently due by May 19, 2009 and oral argument has been tentatively set for July 9, 2009.

Blake v. Career Education Corporation. On May 8, 2008, we were served with this lawsuit, which was filed in the Circuit Court of St. Louis County, Missouri by six former students of the Criminal Justice programs at Sanford—Brown college campuses in Fenton and St. Peters. Defendants subsequently removed the case to the United States District Court for the Eastern District of Missouri. Plaintiffs moved to remand the case back to state court and defendants opposed plaintiffs’ motion to remand. The court denied plaintiffs’ motion to remand; therefore, the case will remain in federal court. The putative class consists of all Missouri citizens who were students in Criminal Justice programs offered by Sanford-Brown College between January 1, 2003 and January 1, 2008. The complaint alleges violations of the Missouri Merchandising Practices Act based on allegations that admissions representatives made material misrepresentations to prospective students. The original complaint sought injunctive relief and actual and punitive damages.

On January 20, 2009, the Court granted defendants’ motion to dismiss the original complaint; ruling that plaintiffs had failed to comply with pleading requirements. The Court granted plaintiffs leave to file an amended complaint in an attempt to correct their pleading deficiencies. With plaintiffs’ consent, the Court struck plaintiffs’ request for injunctive relief. Plaintiffs filed their first amended complaint on February 9, 2009, seeking actual and punitive damages for alleged violations of the Missouri Merchandising Act. Defendants filed a motion to dismiss the amended complaint on February 27, 2009. Defendants’ motion to dismiss has been fully briefed by both parties and is currently pending before the Court.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Vasquez, et al. v. California School of Culinary Arts, Inc. and Career Education Corporation. On June 23, 2008, a putative class action lawsuit was filed in the Los Angeles County Superior Court entitled Daniel Vasquez and Cherish Herndon v. California School of Culinary Arts, Inc. and Career Education Corporation. The plaintiffs allege causes of action for fraud, constructive fraud, violation of the California Unfair Competition Law and violation of the California Consumer Legal Remedies Act. The plaintiffs allege improper conduct in connection with the admissions process during the alleged class period. The alleged class is defined as including “all persons who purchased educational services from California School of Culinary Arts, Inc. (“CSCA”), or graduated from CSCA, within the limitations periods applicable to the herein alleged causes of action (including, without limitation, the period following the filing of the action).” Defendants filed a demurrer and motion to strike the complaint, which was heard on January 30, 2009. At the hearing, the Court granted the demurrer with 30 days leave to amend. The Court set a hearing on further demurrers for May 1, 2009. Defendants will be filing a demurrer to certain of the causes of action alleged in the second amended complaint. With respect to the remaining claims, defendants intend to focus on opposing class certification. The parties are engaged in class discovery. The Court has not yet set a briefing schedule or a hearing date on a motion for class certification.

Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of these matters. An unfavorable outcome of any one or more of these matters could have a material adverse impact on our business, results of operations, cash flows, and financial position.

Other Litigation

In addition to the legal proceedings and other matters described above, we are also subject to a variety of other claims, suits, and investigations that arise from time to time in the ordinary conduct of our business, including, but not limited to, breach of contract claims, claims involving students or graduates, tort claims, claims for violations of state consumer protection laws, governmental inquiries and investigations, requests or subpoenas for information from various regulators or law enforcement officials and employment matters. While we currently believe that such claims will not have a material adverse impact on our business, cash flows, or financial position, the litigation, investigations and other claims noted above are subject to inherent uncertainties, and management’s view of these matters may change in the future. If an unfavorable final outcome were to occur in any one or more of these matters, our business, reputation, financial position, cash flows, and results of operations may be materially adversely affected. Settlement costs associated with litigation are recorded as a component of general and administrative expenses within our unaudited consolidated statements of operations.

Federal, State, and Accrediting Body Regulatory Matters

Our schools are subject to extensive regulation by federal and state governmental agencies and accrediting bodies. On an ongoing basis, we evaluate the results of our internal compliance monitoring activities and those of applicable regulatory agencies, and, when appropriate, record liabilities to provide for the estimated costs of any necessary remediation. We are committed to resolving all issues identified in connection with these program reviews to the U.S. Department of Education’s (“ED”) satisfaction and ensuring that our schools operate in compliance with all ED regulations. We cannot predict the outcome of these program reviews, and any unfavorable outcomes could have a material adverse effect on our business, results of operations, cash flows, and financial position.

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

During the three months ended March 31, 2009, we repurchased 1.7 million shares of our common stock for approximately $40.0 million at an average price of $22.83 per share. Since the inception of the program, we have repurchased 20.9 million shares of our common stock for approximately $644.7 million at an average price of $30.80 per share. As of March 31, 2009, approximately $155.5 million is available under the program to repurchase outstanding shares of our common stock.

9. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

On May 13, 2008, the stockholders of CEC approved the Career Education Corporation 2008 Incentive Compensation Plan (the “2008 Plan”). The 2008 Plan authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards. Any shares of CEC common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share granted for purposes of the aggregate share limit and any shares of CEC common stock that are subject to any other form of award will be counted as 1.67 shares for each share granted for purposes of the aggregate share limit. The 2008 Plan replaces our 1998 Employee Incentive Compensation Plan, as amended (the “Employee Plan”) and our 1998 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”).

As of March 31, 2009, we estimate that pre-tax compensation expense of $21.8 million will be recognized over the next five years for all unvested share-based awards that have been granted to participants, including both stock options and shares of restricted stock. We expect to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock or by using treasury shares.

Stock Options. Stock option activity during the three months ended March 31, 2009, under all of our stock option plans was as follows:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2008	2,916	$29.29
Granted	377	26.15
Exercised	(4)	21.43
Forfeited	(4)	34.56
Cancelled	(22)	43.68

Outstanding as of March 31, 2009	3,263	$28.32

Exercisable as of March 31, 2009	1,940	$32.11

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Restricted Stock. Restricted stock activity during the three months ended March 31, 2009, under share-based plans was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2008	1,404	$18.79
Granted	660	26.15
Vested	(36)	29.73
Forfeited	(43)	17.08

Outstanding as of March 31, 2009	1,985	$22.07

Change in Control Provision

Each of the share-based awards granted under the 2008 Plan, the Employee Plan and the Directors’ Plan, including stock options and shares of restricted stock, are subject to “change in control” provisions. As defined by these plans, a change in control generally is deemed to have occurred if, among other things, any corporation, person, or other entity (other than CEC, a majority-owned subsidiary of CEC or any of CEC’s subsidiaries, or an employee benefit plan sponsored or maintained by CEC), including a “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), becomes the beneficial owner of our common stock representing more than 20% under our Employee Plan and Directors’ Plan, or 35% under our 2008 Plan, of the combined voting power of our then outstanding common stock.

On February 20, 2009, the Company entered into Option Extension and Amendment Agreements with its non-employee directors regarding outstanding option grants held by the Company’s non-employee directors under the Directors’ Plan, the Employee Plan and the 2008 Plan, as applicable. These agreements amend such outstanding option grants to (i) increase the stock ownership threshold upon which a change in control is deemed to occur from twenty percent (20%) to thirty-five percent (35%) and (ii) amend all such outstanding option grants to extend the post-termination exercise period of such options to the earlier of (a) three (3) years following termination of service as a director of the Company, and (b) the original expiration date of the option, except in the case of termination of service as a director of the Company at a time when “Cause”, as defined in the 2008 Plan, exists. As a result of these agreements, all outstanding awards under the Directors’ Plan are subject to the thirty-five percent (35%) stock ownership threshold at which a change in control is deemed to occur, rather than the twenty percent (20%) threshold specified in the Directors’ Plan.

On February 20, 2009, the Company entered into Option and Restricted Stock Amendment Agreements with the Company’s Section 16 reporting officers (each, an “Officer”) amending all outstanding Company options and restricted stock held by such Officers under the Employee Plan. These agreements amend such outstanding options and restricted stock awards to (i) increase the stock ownership threshold upon which a change in control is deemed to occur from twenty percent (20%) to thirty-five percent (35%) and (ii) provide that, upon any Officer’s Termination of Employment by the Company without Cause as such terms are defined in the Employee Plan, the options held by such Officer under the Employee Plan shall become fully exercisable and the shares of restricted stock held by such Officer under the Employee Plan shall become fully vested.

The amendments approved on February 20, 2009 represent modifications to the original equity awards and will result in additional compensation expense of approximately $1.0 million being recorded by the Company. Of the $1.0 million, approximately $0.5 million was recorded in the first quarter 2009, as this represents the portion

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

of the additional compensation expense attributable to awards that are vested. The remaining additional compensation expense of approximately $0.5 million will be recognized as expense over the remaining vesting period.

If any person or entity, including a group, beneficially owned 20% or more, of the combined voting power of our then outstanding common stock as of March 31, 2009, triggering the change in control provisions discussed above, we would have recognized accelerated share-based compensation expense of approximately $10.1 million during the first quarter of 2009. An additional $10.1 million of compensation expense would be recognized if the 35% ownership trigger occurred. The estimated additional share-based compensation expense represents, for each outstanding share-based award, the greater of (a) the unrecognized grant date compensation expense for the share-based award as of March 31, 2009, or (b) the fair value of the cash redemption value of the share-based award as of March 31, 2009, less share-based compensation expense previously recorded under SFAS 123R based on a change in control price as defined under their respective plan.

As of March 31, 2009, we are not aware of any person or entity, including a group, who beneficially owns, or at any point previously owned, 20% or more, of the combined voting power of our outstanding common stock. As of March 31, 2009, no individual shareholder owned more than 19% of the combined voting power of our then outstanding common stock, and, based on existing facts and circumstances, we do not believe it is probable that the change in control provisions will be triggered. Additionally, if the change in control provisions had been triggered as of March 31, 2009, or if we determined that the occurrence of a change in control event was probable, we would have recognized a liability of approximately $1.5 million as of March 31, 2009, representing the estimated fair value of the obligation that would be due to participants who are eligible to surrender all or part of a stock option award to us in exchange for cash. Our estimation of this cash liability assumes that participants would elect to redeem for cash all stock options outstanding as of March 31, 2009, with an exercise price less than the change in control price.

10. WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted income per share during the three months ended March 31, 2009 and 2008 were as follows:

	For the Three Months Ended March 31,
	2009	2008
Basic common shares outstanding	90,090	90,231
Common stock equivalents	72	58

Diluted common shares outstanding	90,162	90,289

During the three months ended March 31, 2009 and 2008, we issued 30 and 44 shares, respectively, of our common stock upon the exercise of employee stock options and the purchase of common stock pursuant to our employee stock purchase plan.

Included in stock options outstanding as of March 31, 2009 and 2008, are options to purchase 0.4 million and 3.9 million shares, respectively, of our common stock that were not included in the computation of diluted net income per share during the three months ended March 31, 2009 and 2008. These shares were excluded because the options’ exercise prices were greater than the average market price of our common stock during the periods, and, therefore, the effect would have been anti-dilutive.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

11. SEGMENT REPORTING

In the first quarter of 2009, we made the decision to convert Gibbs College – Boston into a Health Education school. This school was previously scheduled to close in the fourth quarter of 2009, and its results of operations were reflected within Transitional Schools. As a result of the decision to convert this school, its results of operations for all periods presented are reflected within Health Education.

We have six reportable segments, University, Culinary Arts, Health Education, Art & Design, International and Transitional Schools.

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

Health Education primarily includes our Sanford-Brown schools that collectively offer academic programs in the career-oriented disciplines of health education, business studies and information technology in a classroom or laboratory setting.

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

Transitional Schools includes our campuses that are currently being taught out. As of March 31, 2009, the following campuses were included within Transitional Schools: McIntosh College; Lehigh Valley College; five of the campuses that were part of the Gibbs Division, including Gibbs Colleges in Cranston, RI; Livingston, NJ; and Norwalk, CT; and Katharine Gibbs Schools in New York, NY and Norristown, PA and AIU – Los Angeles, CA.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Operating Results for the Three Months Ended March 31, 2009 and 2008:

	Revenue		Operating Income (Loss)
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2009	2008	2009	2008
University	$189,774	$177,151	$38,108	$24,991
Culinary Arts [1]	75,281	87,189	(568)	5,379
Health Education	67,368	57,797	13,497	4,428
Art & Design	63,828	70,929	7,368	10,685
International	34,509	34,467	11,371	12,789
Transitional Schools [2]	6,748	24,351	(17,173)	(15,565)

Subtotal	437,508	451,884	52,603	42,707
Corporate and other	(61)	—	(17,173)	(18,482)

Total	$437,447	$451,884	$35,430	$24,225

	Total Assets as of [3]
	March 31, 2009	December 31, 2008
University	$178,474	$193,439
Culinary Arts	207,185	218,578
Health Education	249,355	267,932
Art & Design	106,409	106,923
International	258,540	274,113
Transitional Schools	231,452	244,634

Subtotal	1,231,415	1,305,619
Corporate and other	160,940	106,701
Discontinued Operations	4,848	5,003

Total	$1,397,203	$1,417,323

1	Culinary Arts’ operating loss for the three months ended March 31, 2009 is primarily attributable to the decline in student population related to decreased lending availability to students under the previous recourse lending program.
2	Transitional Schools’ operating loss for the three months ended March 31, 2009 includes a pretax charge of $7.8 million representing the fair value of future lease obligations for vacated space. The operating loss for the prior year quarter includes pretax charges of approximately $9.4 million, including $7.2 million of severance and stay bonus expense and $2.2 million of asset impairment for our American InterContinental University – Los Angeles campus.
3	Amounts for total assets do not include intercompany receivables or payables activity between schools and corporate.

12. RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2009, we adopted SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which is a revision of SFAS No. 141, Business Combinations. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

acquired, the liabilities assumed and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This adoption did not have a material impact on our unaudited consolidated financial statements.

On January 1, 2009, we adopted SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Our adoption of the standard did not have a material impact on our unaudited consolidated financial statements.

On January 1, 2009, we adopted FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. Our adoption of the standard did not have a material impact on our unaudited consolidated financial statements.

In accordance with FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), we adopted SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities, including long-lived assets, goodwill and intangible assets, as of January 1, 2009. This adoption did not have a material impact on our unaudited consolidated financial statements. Furthermore, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”) in October 2008. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active. Management has fully considered this guidance when determining the fair value of our financial assets as of March 31, 2009, and our adoption did not have a material impact on our unaudited consolidated financial statements.

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

The following is a summary of our tax provision and effective tax rate for continuing operations:

	For the Three Months Ended March 31,
	2009	2008
Pretax income	$36,335	$31,905
Provision for income taxes	$13,008	$10,535
Effective tax rate	35.8%	33.0%

Our consolidated effective income tax rate for continuing operations was 35.8% for the three months ended March 31, 2009, as compared to 33.0% for the three months ended March 31, 2008. The increase in our effective

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

tax rate from the prior year quarter was primarily due to the prior year’s tax rate including the reduction of tax reserves due to the expiration of the statute of limitations on international tax matters and the closing of a state income tax audit. In addition, the current year results include lower levels of tax-exempt interest as a percentage of pretax income.

We estimate that it is reasonably possible that the liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $12.8 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of March 31, 2009, we had accrued interest and accrued penalties of $5.1 million.

Our tax returns are routinely audited by federal, state and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service completed its examination of our U.S. income tax returns through our tax year ending December 31, 2004.

14. OTHER COMPREHENSIVE INCOME

The following table presents the components of other comprehensive income for the periods presented:

	For the Three Months Ended March 31,
	2009	2008
Net income	$23,257	$16,384
Other comprehensive income:
Foreign currency translation adjustments	(4,937)	7,283
Unrealized (losses) gains on investments	(266)	456

Total comprehensive income	$18,054	$24,123

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a global education company committed to quality outcomes and career opportunities for a diverse student population. With over 99,000 students, we are a leading on-ground provider of private, for-profit, postsecondary education in the U.S. and have a substantial presence in online education. Our schools and universities prepare students for careers through the operation of more than 75 on-ground campuses located throughout the United States and in France, Italy and the United Kingdom and three fully-online academic programs.

We organize our businesses across five strategic business units (“SBU”). Each SBU represents a group of for-profit, postsecondary schools that offer a variety of degree and non-degree academic programs. These SBUs are organized by key market segment to enhance brand focus and operational alignment within each segment. In addition, our Transitional Schools division includes all schools that are currently being taught out. This division is focused on winding down these operations as effectively and efficiently as possible. Our reportable segments are:

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

Health Education primarily includes our Sanford-Brown schools that collectively offer academic programs in the career-oriented disciplines of health education, complemented by certain programs in business studies, and information technology in a classroom or laboratory setting.

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

Transitional Schools includes those schools that are currently being taught out. As of March 31, 2009, the following campuses were included within Transitional Schools: McIntosh College; Lehigh Valley College; five of the campuses that were part of the Gibbs Division, including Gibbs Colleges in Cranston, RI; Livingston, NJ; Norwalk, CT; and Katharine Gibbs Schools in New York, NY and Norristown, PA; and AIU – Los Angeles, CA.

2009 First Quarter Overview. As we exited 2008, we had made a considerable amount of progress against our strategic choices of 1) growing our core educational institutions, 2) entering new markets, 3) improving academic and operational effectiveness, 4) building our reputation and external relationships and 5) growing and developing our people. We completed a number of activities focused on strengthening the Company’s foundation, and began to refocus the Company’s efforts on additional growth in 2009. As a result, several of our institutions or strategic business units are performing extremely well; namely, Health Education, International and CTU. These institutions comprise more than 50% of our student population and generated greater than 50% of our first quarter 2009 operating income, excluding Transitional Schools and Corporate and Other, and collectively grew operating income by 25% over the prior year quarter. Health Education reported a 25% increase in starts over the prior year quarter as we continue to see strong demand for our educational programs. While start-ups have been an element of the Company’s growth strategy, we have an accelerated start-up plan targeting seven to ten new start-ups by the end of 2009. The majority of these starts-ups will be focused within Health Education, allowing us to expand the strong operating model and market opportunity that Sanford-Brown continues to capitalize upon. Our Sanford-Brown campus in San Antonio, TX is expected to begin instructing students in the second quarter of 2009.

Our international institutions continue to grow at both INSEEC and Istituto Marangoni. Student populations increased 19% as compared to the prior year quarter, despite revenue remaining relatively flat as compared to the prior year quarter primarily due to unfavorable foreign currency exchange rates. CTU continues to build upon its 2008 success, reporting a 14% increase in revenue as compared to the prior year quarter. Our CTU online institution ended 2008 with six consecutive quarters of operating margin growth. While CTU online reported a slight decline in operating margin as compared to the prior year quarter primarily due to increased advertising costs, student population grew 18% as compared to the prior year quarter benefiting from the increase in starts as well as improvement in retention rates. Within AIU, we continue to see a return to growth across revenue, operating margins and population, however; with a slight decline in student starts as compared to the prior year quarter, we believe the financial performance of the institution can be improved. Our admissions and marketing teams are working closely together to identify opportunities to increase the effectiveness of the new admissions model which was initiated in 2008.

During the first quarter 2009, we remained focused on rebuilding the student populations in both the Culinary Arts and Art & Design segments. In January 2009, we introduced a new 21-month Culinary program that allows students access to an additional year of Title IV funds thereby reducing their reliance on private loans. This decelerated program also allows students to work during their course of study to help better offset expenses. We have also implemented a number of student support activities at each Culinary campus aimed at assisting the student through their course of study. Through the first quarter 2009, we have seen an increase in retention rates as compared to the prior year quarter. We believe these actions provide the foundation to again grow student population in 2009. In addition, our start-up campuses, LCB Boston, MA and Kitchen Academy – Seattle, WA who began instructing students in the second and third quarters of 2008, respectively, are contributing to the revenue growth as compared to the prior year quarter.

Finally, within Art & Design we made considerable progress towards developing a foundation for growth through replicating and extending several of the 2008 Culinary initiatives. We are aligning the curriculum to remove the variations across our institutions, thus enabling centralized program development, facilitating transfer of credits across institutions and allowing for greater blended learning capabilities. As we entered the second quarter, we have revised the academic calendars at ten of our Art & Design campuses to provide for an increase in the number of annual starts. The calendar change will result in shortened enrollment cycles, of five weeks, which is expected to improve admissions productivity through more consistent enrollment performance and increased show rates. The standard number of credits per term was also reduced from 16 to 12 credits, to better align with historical student academic progress. This will also improve the effectiveness of our financial aid packaging process and help facilitate other funding options for our students. An additional three Art & Design campuses will convert to the new calendar by the end of 2009. These actions, along with continuing to offer funding for eligible students, are expected to provide additional students the ability to attend school.

In the first quarter 2009, we also exited two additional facilities within Transitional Schools. As these schools wind-down their operations, we are taking steps to ensure that the remaining students are offered the best possible learning conditions. As a result of exiting the two facilities, the first quarter 2009 results of operations include a $7.8 million pretax charge representing the fair value of the future lease obligations. At the point in which each campus within Transitional Schools ceases operations or exits a facility, to the extent that the facility’s lease has not ended, we will record a charge related to the estimated fair value of the remaining lease obligation. Currently, we estimate our results of operations will include charges totaling approximately $90 – $100 million. In addition, during the first quarter 2009, we made the decision to convert Gibbs – Boston, MA into a health school, thus utilizing an existing school for continued expansion into the growing Health Education business. As a result, the results of operations for Gibbs – Boston, MA for all periods presented are reflected within Health Education.

CONSOLIDATED RESULTS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2009 and 2008.

	For the Three Months Ended March 31,				% Change
	2009	% of Total Revenue	2008	% of Total Revenue	2009 vs. 2008
	(Dollars in thousands)
TOTAL REVENUE	$437,447		$451,884		-3.2%

OPERATING EXPENSES
Educational services and facilities expense	163,074	37.3%	166,649	36.9%	-2.1%
General and administrative:
Advertising	69,808	16.0%	67,762	15.0%	3.0%
Admissions	46,087	10.5%	58,222	12.9%	-20.8%
Administrative expense	96,303	22.0%	101,165	22.4%	-4.8%
Bad debt expense	9,943	2.3%	11,477	2.5%	-13.4%

Total general and administrative expense	222,141	50.8%	238,626	52.8%	-6.9%
Depreciation and amortization	16,802	3.8%	20,215	4.5%	-16.9%
Goodwill and asset impairment	—	0.0%	2,169	0.5%	-100.0%

OPERATING INCOME	35,430	8.1%	24,225	5.4%	46.3%

PRETAX INCOME	36,335	8.3%	31,905	7.1%	13.9%
PROVISION FOR INCOME TAXES	13,008	3.0%	10,535	2.3%	23.5%

Effective tax rate	35.8%		33.0%

INCOME FROM CONTINUING OPERATIONS	$23,327	5.3%	$21,370	4.7%	9.2%

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(70)	0.0%	(4,986)	-1.1%	-98.6%

NET INCOME	$23,257	5.3%	$16,384	3.6%	41.9%

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

Three Months Ended March 31, 2009 as Compared to Three Months Ended March 31, 2008

Revenue

Total revenue decreased $14.4 million, or 3.2%, from the prior year quarter. The overall decrease in revenue is primarily attributable to declines in Transitional Schools, Culinary Arts and Art & Design, partially offset by increases in University and Health Education. As campuses within Transitional Schools wind down their operations, the number of students remaining to complete their studies declines. As such, revenue within Transitional Schools will continue to decline. Excluding Transitional Schools, total revenue increased $3.2 million. University’s and Health Education’s increase in revenue over the prior year quarter is primarily attributable to student population growth, as well as improved student retention within University. The revenue declines in Culinary Arts and Art & Design as compared to the prior year quarter are primarily due to lower student population resulting from the loss of third-party student loan financing for certain students. International’s revenue was flat as compared to the prior year quarter as increases driven by population growth were offset by $5.6 million in unfavorable foreign currency exchange rates.

Educational Services and Facilities Expense

Educational services and facilities expense decreased $3.6 million as compared to the prior year quarter. The current year expense includes a $7.8 million pretax charge related to lease exit costs within Transitional Schools. The previous year quarter expense includes $5.0 million for severance and stay bonus associated with our decision to teach out certain campuses and our efforts to reduce redundancies within our organization. Academic expense decreased considerably from the prior year quarter primarily due to declines within Transitional Schools. Culinary Arts and Art & Design academic costs also declined as compared to the prior year quarter due to the introduction of revised staffing models in the third and fourth quarters of 2008, which provide greater flexibility to adjust to the changes in student population.

General and Administrative Expense

General and administrative expense decreased $16.5 million as compared to the prior year quarter. The prior year quarter expense included $5.5 million of severance and stay bonus expense associated with our decision to teach out certain campuses and our efforts to reduce redundancies within the organization. The decrease in expense as compared to the prior year quarter is primarily due to a reduction in spending required to support our Transitional Schools. Additionally, admissions expense decreased as compared to the prior year quarter due to a reduction in admissions headcount, as well as improvement in operational efficiencies. These decreases were partially offset by increased advertising costs within University as compared to the prior year quarter.

Bad debt expense incurred by each of our reportable segments during the quarters ended March 31, 2009 and 2008 was as follows (dollars in thousands):

	For the Three Months Ended March 31,
	2009	As a % of Segment Revenue		2008	As a % of Segment Revenue
Bad debt expense by segment:
University	$2,983	1.6%		$5,375	3.0%
Culinary Arts	4,999	6.6%		3,023	3.5%
Health Education	166	0.2%		904	1.6%
Art & Design	1,565	2.5%		1,388	2.0%
International	316	0.9%		314	0.9%

Subtotal	10,029			11,004
Transitional Schools	10	0.1%		503	2.1%
Corporate and other	(96)	N/	A	(30)	N/	A

Total bad debt expense	$9,943	2.3%		$11,477	2.5%

The overall decrease in bad debt expense as compared to the prior year quarter is primarily attributable to a decrease in overall student receivable exposure within University resulting from increased funding from government sources and an increase in student population within the associate degree programs. Improvement in overall student retention also contributed to a lower bad debt expense in the current year quarter. This favorability was somewhat offset by higher bad debt expense in the current year within Culinary Arts and Art & Design as student receivable balances grew as a result of extended payment plans being offered to certain students beginning in the second quarter 2008 as a replacement for the recourse loan program previously provided by Sallie Mae.

Goodwill and Asset Impairment

During the first quarter 2008, we recorded a $2.2 million asset impairment charge related to the reduction of asset carrying values related to our American InterContinental University – Los Angeles campus, which is currently being taught out.

Operating Income

The $11.2 million increase in the 2009 operating income as compared to the prior year quarter is primarily attributable to University and Health Education. Increased population in the first quarter of 2009 compared to the prior year quarter within both University and Health Education along with strong student start growth within Health Education resulted in increased revenue. This revenue growth coupled with operating expense management drove operating margin improvement. The overall increase in operating income was partially offset by declines within Culinary Arts, Art & Design and International. International’s decline is primarily attributable to the $1.9 million negative impact of foreign currency exchange rates.

Provision for Income Taxes

Our consolidated effective income tax rate for continuing operations was 35.8% for the three months ended March 31, 2009, as compared to 33.0% for the three months ended March 31, 2008. The increase in our effective tax rate from the prior year quarter was primarily due to the prior year’s tax rate including the reduction of tax reserves due to the expiration of the statute of limitations on international tax matters and the closing of a state income tax audit. In addition, the current year results include lower levels of tax-exempt interest as a percentage of pretax income.

Loss from Discontinued Operations

The following campuses are reflected in discontinued operations for both current and prior period financial results: Brooks College, Sunnyvale and Long Beach, CA; International Academy of Design & Technology, Pittsburgh, PA (“IADT – Pittsburgh”); International Academy of Design and Technology, Toronto, Canada (“IADT –Toronto”); and Gibbs College, Piscataway, NJ. These campuses ceased operations in 2008. As additional schools within the Transitional Schools segment cease operations, the results of operations for all periods presented will be reflected within discontinued operations. Loss from discontinued operations decreased from $5.0 million for the three months ended March 31, 2008 to approximately $0.1 million for the three months ended March 31, 2009, as these campuses had ceased operations in 2008.

SEGMENT RESULTS

The following table sets forth unaudited historical segment results for the periods presented. Results for the prior year have been reclassified to be comparable to the current year presentation, primarily due to realignment reflecting the Company’s current organizational structure and our decision to teach out campuses that were previously held for sale.

	For the Three Months Ended March 31,
	(Dollars in Thousands)

	2009	2008	% Change
REVENUE:
University	$189,774	$177,151	7%
Culinary Arts	75,281	87,189	-14%
Health Education	67,368	57,797	17%
Art & Design	63,828	70,929	-10%
International	34,509	34,467	0%

Subtotal	430,760	427,533	1%
Transitional Schools	6,748	24,351	-72%
Corporate and other	(61)	—

Total revenue	$437,447	$451,884	-3%

	2009	Profit Margin Percentage	2008	Profit Margin Percentage
OPERATING INCOME (LOSS):
University	$38,108	20.1%	$24,991	14.1%
Culinary Arts	(568)	-0.8%	5,379	6.2%
Health Education	13,497	20.0%	4,428	7.7%
Art & Design	7,368	11.5%	10,685	15.1%
International segment	11,371	33.0%	12,789	37.1%

Subtotal	69,776	16.2%	58,272	13.6%
Transitional Schools	(17,173)	-254.5%	(15,565)	-63.9%
Corporate and other	(17,173)		(18,482)

Total operating income	$35,430	8.1%	$24,225	5.4%

	For the Three Months Ended March 31,
	2009	2008	% Change
STUDENT STARTS:
University
AIU
Online	8,040	8,160	-1%
On-ground	1,240	1,140	9%
CTU
Online	5,600	5,300	6%
On-ground	920	860	7%
Briarcliffe	320	370	-14%
Culinary Arts	2,840	2,520	13%
Health Education	6,380	5,110	25%
Art & Design
On-ground	1,620	1,770	-8%
IADT Online	330	300	10%
International	710	560	27%

Subtotal	28,000	26,090	7%
Transitional Schools	10	1,300	-99%

Total student starts	28,010	27,390	2%

	As of April 30,
	2009	2008	% Change
STUDENT POPULATION:
University
AIU
Online	18,300	16,900	8%
On-ground	3,600	3,500	3%
CTU
Online	20,100	17,000	18%
On-ground	5,000	4,300	16%
Briarcliffe	1,600	1,800	-11%
Culinary Arts	9,800	10,200	-4%
Health Education	19,300	15,600	24%
Art & Design
On-ground	11,400	12,300	-7%
IADT Online	1,100	500	120%
International	8,300	7,000	19%

Subtotal	98,500	89,100	11%
Transitional Schools	1,300	4,700	-72%

Total student population	99,800	93,800	6%

Three Months Ended March 31, 2009 as Compared to Three Months Ended March 31, 2008

University’s operating results for the three months ended March 31, 2009 and 2008 are as follows (dollars in thousands):

	Revenue		Operating Income		Profit (loss) Margin
	2009	2008	2009	2008	2009	2008
AIU
Online	$77,762	$71,972	$21,086	$8,531	27.1%	11.9%
On-ground	20,131	22,982	(588)	(1,535)	-2.9%	-6.7%
CTU
Online	68,083	59,198	18,491	16,165	27.2%	27.3%
On-ground	15,048	13,538	(666)	828	-4.4%	6.1%
Briarcliffe	8,750	9,461	(215)	1,002	-2.5%	10.6%

Total University	$189,774	$177,151	$38,108	$24,991	20.1%	14.1%

University. Current year revenue increased by $12.6 million compared to the prior year quarter as growth in University’s online platforms resulted from increased population in the first quarter of 2009 as well as improved student retention. Average revenue per student declined slightly from the prior year quarter primarily due to a decrease in the AIU on-ground platform, specifically AIU London, due to an unfavorable foreign exchange rate impact.

Current year operating income increased by $13.1 million compared to the prior year quarter. Operating profit margin improved primarily in the AIU Online platform due to an increase in revenue from a higher student population and a reduction in admissions expense resulting from actions taken to improve productivity in the admissions process.

Culinary Arts. Current year revenue declined $11.9 million or 14% as compared to the prior year quarter primarily due to a decrease in average student population resulting from the lack of availability of third-party student loan financing for certain students. We believe the introduction of our extended payment plans during the second quarter 2008, along with increased Title IV funding and the introduction of a 21-month Culinary program in the first quarter 2009, provide the foundation for more students to enroll in these programs. These actions, along with the addition of two campuses that opened after the first quarter 2008, contributed to the 13% increase in student starts as compared to the prior year quarter. Student retention rates within Culinary Arts also improved in the first quarter of 2009 as we continue to focus on ensuring student success.

Culinary Art’s operating loss in the first quarter 2009 is primarily due to the decline in revenue more than offsetting the reduction in operating expenses.

Health Education. Current year revenue increased 17% over the prior year quarter due to a 24% increase in student population over the prior year quarter resulting from a strong carry-in population from the fourth quarter 2008 and a 25% increase in student starts over the prior year quarter. Health Education’s current year revenue also benefitted from a decrease in student attrition and improved completion rates of programmatic studies.

Health Education’s operating income increased by $9.1 million over the prior year quarter and its operating profit margin expanded from 7.7% to 20% due to increased revenue and lower administration costs and bad debt expense. Health Education continued to focus its efforts in the current year quarter on improving productivity and operating leverage. Bad debt expense declined due to improved collection efforts at the school level. Current year operating income also included a $1.6 million reimbursement of legal fees.

In the first quarter of 2009, we made the decision to convert one of our Transitional Schools, Gibbs College – Boston into a health school, focusing on allied health. We are currently working with the appropriate regulatory compliance institutions to obtain approval for the introduction of new programs. This location, in addition to the two schools converted in 2008, SBC – Vienna and SBI – Melville, provide us with the opportunity to expand our presence in the Northeast region of the U.S. We expect to open six to eight new campuses across the U.S. within Health Education over the next year. The expected 2009 operating loss for these new campuses is estimated to be approximately $15 - $20 million.

Art & Design. Current year revenue declined 10% from the prior year quarter due to a reduction in student population and enrollments. Additionally, revenue per student declined as students took less credits per term as compared to the prior year quarter. The decline in Art & Design’s current year operating income was mainly driven by the lower revenue as compared to the prior year quarter that more than offset reductions in operating expenses.

International. Current year quarter revenue increased slightly as compared to the prior year quarter, resulting from additional tuition fees due to strong student population growth. Excluding the $5.6 million unfavorable impact of foreign currency exchange rates, revenue would have increased 16% over the prior year quarter.

Operating income decreased $1.4 million or approximately 11.1% . The decrease is primarily due to $1.9 million unfavorable foreign exchange rates.

Transitional Schools. Current year quarter revenue declined $17.6 million as compared to the prior year quarter due to the schools no longer enrolling students. We expect revenue to continue to decline as compared to the prior year as the schools continue to wind down their operations.

Operating loss within Transitional Schools increased as compared to the prior year quarter. The current year quarter operating loss includes $7.8 million of charges representing the fair value of remaining lease obligations for space vacated at two of the campuses within Transitional Schools. The prior year quarter results included $7.2 million of severance and stay bonus expense recorded in association with the announcement in the first quarter of 2008 to teach out these schools.

Corporate and other. This category includes costs that are incurred on behalf of the entire Company, including costs attributable to legal, finance, human resources, marketing and certain centralized activities related to student financing, including financial aid processing, student account posting and collections. We allocate a portion of these expenses to our SBU’s based upon a percentage of revenue. The decline in operating expenses as compared to the prior year quarter is primarily due to the prior year quarter including approximately $1.5 million in severance expense.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

A detailed discussion of the accounting policies and estimates that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties is included under the caption “Summary of Significant Accounting Policies and Estimates” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2008. Note 2 “Significant Accounting Policies” of the notes to our unaudited consolidated financial statements of our Annual Report on Form 10-K, for the year ended December 31, 2008, also includes a discussion of these and other significant accounting policies.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

As of March 31, 2009, cash, cash equivalents, and investments totaled $499.7 million. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We finance our operating activities and our organic growth primarily through cash generated from operations. We finance acquisitions primarily through funding from credit facility borrowings and cash generated from operations. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, and lease commitments through at least the next 12 months primarily with cash generated by operations, existing cash balances, and, if necessary, borrowings under our existing credit agreement.

The ED requires that Title IV Program funds collected in advance of student billings be kept in a separate cash account until students are billed for the portion of their program related to those Title IV Program funds collected. The ED further requires that Title IV Program funds be disbursed to students within three business days of receipt. We do not recognize restricted cash balances on our unaudited consolidated balance sheets until all restrictions have lapsed with respect to those balances. As of March 31, 2009 and 2008, the amount of restricted cash balances recorded in separate cash accounts was not significant. Also included in cash and cash equivalents within our unaudited consolidated balance sheets are amounts related to certain of our European campuses that are operated as not-for-profit schools. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. The amount of not-for-profit cash and cash equivalents with restrictions was $39.3 million and $48.8 million at March 31, 2009 and December 31, 2008, respectively. Restrictions on these cash balances have not affected, nor do we believe that such restrictions will affect, our ability to fund our daily operations.

Sources and Uses of Cash

Operating Cash Flows

During the three months ended March 31, 2009 and 2008, net cash flows provided by operating activities totaled $48.7 million and $35.5 million, respectively. The $13.2 million increase in operating cash flows as compared to the prior year quarter results from higher accrued advertising costs and higher accounts payable balances as we continue to more effectively manage our working capital.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students finance tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, school payment plans, private and institutional scholarships and cash payments. The following table summarizes our U.S. schools’ cash receipts from tuition payments by fund source as a percentage of total tuition payments received for the three months ended March 31, 2009 and 2008. The percentages reflected therein were determined based upon our U.S. schools’ cash receipts for the three months ended March 31, 2009.

	For the Three Months Ended March 31,
	2009	2008
Title IV Program funding
Stafford loans	55.5%	44.5%
Grants	17.2%	13.8%
PLUS loans	5.0%	5.6%

Total Title IV Program funding	77.7%	63.9%

Private loans
Non-recourse loans	2.8%	12.5%
Recourse loans	0.0%	2.6%

Total private loans	2.8%	15.1%

Scholarships, grants and other	4.1%	4.2%
Cash payments	15.4%	16.8%

Total tuition receipts	100.0%	100.0%

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

Although we anticipate that we will be able to satisfy cash requirements for working capital needs, capital expenditures, and commitments through at least the next year primarily with cash generated by our operations, existing cash balances and, if necessary, borrowings under our existing credit agreement, we are not able to assess the effect of loss contingencies on future cash requirements and liquidity. See Note 7 “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements for additional discussion of these matters.

Investing Cash Flows

During the three months ended March 31, 2009, net cash flows used in investing activities totaled approximately $91.8 million compared to net cash flows used by investing activities of $54.3 million for the three months ended March 31, 2008. The increased use in investing activities is primarily attributable to greater net purchases of available-for-sale investments in the first quarter 2009 as compared to the prior year quarter.

Capital Expenditures. Capital expenditures decreased $3.9 million, or 2.1%, from $18.8 million during the three months ended March 31, 2008, to $14.9 million during the three months ended March 31, 2009. Capital expenditures represented 3.4% and 4.1%, respectively, of total revenue from continuing and discontinued operations during the three months ended, March 31, 2009 and 2008.

Financing Cash Flows

During the three months ended March 31, 2009 and 2008, net cash flows used in financing activities totaled $39.8 million and $12.3 million, respectively. The increased use in financing activities is primarily attributable to an increase in share repurchases during the first quarter 2009 as compared to the prior year quarter.

Credit Agreement. As of March 31, 2009, we had no outstanding debt and had letters of credit totaling approximately $11.7 million outstanding under our U.S. Credit Agreement, with $173.3 million in credit availability as of March 31, 2009.

Repurchases of Shares. During the three months ended March 31, 2009, we repurchased approximately 1.7 million shares of our common stock for approximately $40.0 million at an average price of $22.83 per share. During the three months ended March 31, 2008, we repurchased approximately 1.0 million shares of our common stock for approximately $13.8 million at an average price of $13.84 per share. Repurchases of shares during the three months ended March 31, 2009 and March 31, 2008 were funded by cash generated from operating activities. As of March 31, 2009, we were authorized to use an additional $155.5 million to repurchase shares of our common stock under our stock repurchase program.

Contractual Obligations

As of March 31, 2009, there have been no significant changes to our contractual obligations from December 31, 2008, and we were not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

During the second quarter 2008, we extended our licensing arrangement with Le Cordon Bleu International for an additional five-year period beginning January 1, 2009. The royalty rate under the licensing arrangement for eligible culinary arts campuses became 6% beginning January 1, 2009. No additional consideration was exchanged in connection with the extension.

Changes in Financial Position – March 31, 2009 compared to December 31, 2008

Selected unaudited consolidated balance sheet account changes from December 31, 2008 to March 31, 2009 are as follows:

	As of
	March 31, 2009	December 31, 2008	% Change
	(Dollars in thousands)
Assets
Current assets:
Investments	$340,566	$263,953	29%
Liabilities
Current liabilities:
Accounts payable	42,862	28,450	51%
Accrued expenses:
Payroll and related benefits	48,729	63,757	-24%
Non-current liabilities:
Other liabilities, net	20,368	13,983	46%

Investments: The $76.6 million increase in investments is primarily driven by strong operating cash flows.

Accounts payable: The $14.4 million increase is due to the timing of receipt of certain invoices as well as effective management of our working capital.

Accrued expenses—Payroll and related benefits: The decrease primarily relates to the March 2009 payment of the 2008 annual incentive bonus expense accrued at December 31, 2008.

Non-current liabilities—Other liabilities, net: The $6.4 million increase primarily relates to the pretax charge of $7.8 million recorded in the first quarter of 2009 representing the fair value of future lease obligations for vacated space within Transitional Schools.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We use various techniques to manage our market risk, including, from time to time, the use of derivative financial instruments. We do not use derivative financial instruments for speculative purposes.

A portion of our municipal bond investments are auction rate securities (“ARS”) with maturities that range from 28 to 365 days. ARS generally have stated terms to maturity of greater than one year. However, we classify investments in ARS as current on our unaudited consolidated balance sheets due to our ability to divest our holdings at auction maturity, which is less than one year. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continue to accrue interest and are auctioned on a set interval until the auction succeeds, the issuer calls the securities, or they mature. As of March 31, 2009, we do not consider the value of our investments in ARS to be impaired. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. Municipal bonds that are invested in ARS were $12.9 million as of March 31, 2009 and December 31, 2008.

Interest Rate Exposure

Any outstanding borrowings under our credit agreement bear annual interest at variable rates tied to the prime rate and the British Bankers Association LIBOR rate. As of March 31, 2009 and December 31, 2008, we had no outstanding borrowings under this agreement.

We estimate that the book value of our investments, debt instruments, and any derivative financial instruments approximated their fair values as of March 31, 2009 and December 31, 2008. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

Foreign Currency Exposure

We are subject to foreign currency exchange exposures arising from current and anticipated transactions denominated in currencies other than the U.S. dollar, and from the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts. Specifically, we are subject to risks associated with fluctuations in the value of the Euro and the British pound vis-à-vis the U.S. dollar. Our investment in our foreign operations as of March 31, 2009, was not significant to our consolidated financial position, and the book values of the assets and liabilities of such foreign operations as of March 31, 2009, approximated their estimated fair values.

We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in foreign currency exchange rates is not significant.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2009, as defined in Exchange Act Rule 13a-15(e), and concluded that those controls and procedures were effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A significant portion of our revenue and cash flows derive from financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended and as reauthorized by the Higher Education Act signed into law on August 14, 2008 (“HEA”), which we refer to as “Title IV Programs”, as a significant portion of our U.S.-based students rely on Title IV Program funds to finance their education.

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

If any of our U.S. schools were to lose eligibility to participate in Title IV Programs, and we could not arrange for adequate alternative financing sources for students attending that school, we could be forced to close that school. The closing of any of our U.S. schools could have an adverse effect on our financial condition, results of operations and cash flows.

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

If we fail to comply with current state licensing or authorization requirements, or determine that we are unable to cost-effectively comply with new state licensing or authorization requirements, we could lose enrollments and revenues in any affected states, which could materially affect our revenues and our growth opportunities.

Our schools’ eligibility to participate in Title IV Programs depends on complying with ED’s financial responsibility standards, administrative capability standards, student loan default rates and the “90-10 Rule.”

To participate in Title IV Programs, our schools must satisfy the ED’s quantitative financial responsibility tests, or post a letter of credit in favor of the ED, or possibly accept operating restrictions. The ED applies the financial responsibility tests annually based on the school’s audited financial statements and may apply the tests if a school undergoes a change in control or other circumstances. ED also may apply the tests to us, as the parent company of our schools, and to other related entities. The ED’s operating restrictions include transferring institutions to a cash- monitoring system or reimbursement instead of the ED’s standard advance funding of Title IV funds, which may result in a significant delay in receiving the funds.

Our schools must satisfy the ED’s administrative capability criteria regarding administration of Title IV funds, covering staffing, procedures for disbursing and safeguarding Title IV funds, and reporting and other procedural matters. If a school fails to meet these criteria, the ED may require repayment of previously disbursed Title IV funds, place the school on provisional certification status, or transfer the school from the ED’s advance funding arrangement to another funding program, impose fines, or limit or terminate the school’s participation in Title IV Programs.

If the rates at which our former students default on repaying their federally guaranteed or federally funded students loans exceed ED-specified percentages, one or more of our schools could lose eligibility to participate in Title IV Programs for several years or be placed on provisional certification status by the ED.

Our U.S. schools must meet HEA’s “90-10 Rule” to continue participating in Title IV Programs. Under that rule, a proprietary school that fails to derive at least 10% of its revenue from non-Title IV sources at the end of a fiscal year will be placed on provisional participation status for two fiscal years. If the school does not satisfy the 90-10 rule for two consecutive fiscal years, it loses its eligibility to participate in the Title IV Programs for at least two fiscal years. If a school violates the 90-10 Rule and became ineligible to participate in Title IV Programs but continues to disburse Title IV Program funds, the ED would require the school to repay all Title IV Program funds received by it after the effective date of the loss of eligibility.

From time to time certain of our schools may be on provisional certification with ED related to a failure to maintain eligibility for Title IV Programs under ED’s criteria discussed above. Any such failure of our schools to maintain eligibility for Title IV programs could increase our costs of regulatory compliance and have a material adverse impact on our financial condition, results of operations, and cash flows. Also, any actions by the U.S. Congress that affect Title IV funding availability, funding vehicles or institutional or student funding eligibility requirements, could have a material adverse effect on our student enrollments, our ability to remain eligible for such programs and our results of operations and cash flows.

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

We and a number of our peer companies in the for-profit, postsecondary education industry have been subject to increased regulatory scrutiny and litigation in recent years. In particular, allegations of wrongdoing have resulted in reviews or investigations by the U.S. Department of Justice, the Securities and Exchange Commission, the ED, state agencies, and accrediting agencies of us and our schools. These allegations have attracted adverse media coverage and have been the subject of federal and state legislative hearings. In 2007 and 2008, state attorneys general, the ED, the U.S. Congress and other parties have increasingly focused on student loan programs, including Title IV Programs.

There have been allegations of conflicts of interest between some institutions and lenders that provide Title IV loans, lenders providing questionable incentives to schools or school employees, claims of deceptive marketing practices for student loans, and schools steering students to specific lenders. Several institutions and lenders have been cited for these problems and have made monetary payments to settle those claims. The practices of numerous schools and lenders have been or are being examined by government agencies at the federal and state level. In response to allegations on student loan programs, Congress has passed new laws, the Department of Education has enacted stricter regulations, and several states have adopted codes of conduct or enacted state laws that further regulate the conduct of lenders, schools, and school personnel. These new laws and regulations, among other things, limit schools’ relationships with lenders, restrict the types of services that schools may receive from lenders, prohibit lenders from providing other types of loans to students in exchange for Title IV loan volume from schools, require schools to provide additional information to students concerning institutionally preferred lenders, and significantly reduce the amount of federal payments to lenders who participate in the Title IV loan programs. A number of schools, including our schools, have entered into codes of conduct regarding student referrals to lenders in various states. Allegations against the overall student lending and postsecondary education sectors may impact general public perceptions of educational institutions, including us, in a negative manner. Adverse media coverage regarding other educational institutions or regarding us directly could damage our reputation. The environment surrounding access to and cost of student loans remains in a state of flux, with additional legislation and regulatory changes being actively considered at the federal and state levels. The uncertainty surrounding these issues, and any resolution of these issues that increases loan costs or reduces students’ access to Title IV loans, could reduce student demand for our programs, adversely impact our revenues and operating profit or result in increased regulatory scrutiny.

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

On January 18, 2008, we received notification that Sallie Mae would be terminating its recourse loan program with us, and more broadly within all of the postsecondary education market. Sallie Mae also notified us that while it intends to continue their non-recourse programs with us, Sallie Mae was also reviewing various aspects of such programs, including underwriting criteria. Sallie Mae agreed to extend the recourse loan program past the 30-day termination period to March 31, 2008. During the extension period the discount fee on loans certified during that period increased from 25% to 44%. We were notified by Sallie Mae on February 14, 2008 that it would no longer continue to offer recourse loans to existing students entering their second or subsequent academic term. We are working with third parties as well as internally to implement a funding program that will assist these students in continuing their program of study. We have provided payment plans directly to certain students to ensure that they can finish their existing educational programs with us and to allow new students to attend our schools. As of March 31, 2009, we have committed to approximately $42.7 million of funding through extended payment plans.

The cumulative impact of recent regulatory and market developments has caused some lenders, including some lenders that have previously provided Title IV loans to our students, to cease providing Title IV loans to students. Other lenders have reduced the benefits and increased the fees associated with the Title IV loans they do provide. In addition, the new regulatory refinements may result in higher administrative costs for schools, including us. If the costs of Title IV loans increase or if availability decreases, some students may decide not to enroll in a postsecondary institution, which could have a material adverse effect on our enrollments, revenue and results of operations. In May 2008, new federal legislation was enacted to attempt to ensure that all eligible students will be able to obtain Title IV loans in the future and that a sufficient number of lenders will continue to provide Title IV loans. Among other things, the new legislation:

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

The August 2008 reauthorization of the Higher Education Act includes significant revisions to the requirements concerning cohort default rates. Under the revised law, the period for which students default on their loans are included in the calculation of an institution’s cohort default rate has been extended by one additional year, which is expected to increase the cohort default rates for most institutions. That change was effective with the calculation of institutions’ cohort default rates for the federal fiscal year ending September 30, 2009, which rates are expected to be calculated and issued by the ED in 2012. Ineligibility to participate in Title IV Programs would have a material adverse effect on our enrollments, revenues and results of operations.

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

We are subject to various lawsuits, investigations and claims covering a range of matters, including, but not limited to, claims involving students and employees. Please see Note 7 “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements for a detailed discussion of these matters. Additionally, from time to time, we are the subject of qui tam actions filed in federal court by individual plaintiffs on behalf of themselves and the federal government alleging that we submitted false claims or statements to the ED in violation of the False Claims Act. Qui tam actions are filed under seal, and remain under seal until the government decides whether it will intervene in the case. If the government elects to intervene in an action, it assumes primary control of that matter; if the government elects not to intervene; individual plaintiffs may continue the litigation at their own expense on behalf of the government.

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

As part of our business strategy, we anticipate opening new schools, new branch campuses of our existing schools throughout the U.S, and offering new educational programs. These activities require us to invest in management and capital expenditures, incur marketing and advertising expenses, and devote resources that are different than those required to operate our existing schools. We may be unable to identify or acquire suitable expansion opportunities to help maintain or accelerate our current growth rate, or to successfully integrate a new school or branch campus. Any failure by us to effectively identify, establish and manage the operations of a new school or branch campus could slow our growth and make any newly-established school or branch campus more costly to operate than we had planned, which could have an adverse effect on our results of operations.

We need timely approval by applicable regulatory agencies to offer new programs, expand our operations into certain states, or acquire additional schools. If those approvals are not timely, we may have to repay Title IV funds disbursed to students enrolled in these programs, schools and states.

To open a new school or branch campus, or establish a new educational program, we are required to obtain the appropriate approvals from applicable state and accrediting regulatory agencies, which may be conditioned, delayed or denied in a manner that could significantly affect our growth plans. Approval by these regulatory agencies may be negatively impacted due to regulatory inquiries or reviews and any adverse publicity relating to such matters. In addition, to be eligible to participate in Title IV Programs, the ED and applicable state and accrediting bodies must certify a new school or branch campus. Our ability to open new schools or new branch campuses of existing schools may be adversely affected by the regulatory matters described in Note 7, “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements.

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

A new management team has been put in place over the past 24 months. They may need to invest significant time in learning our business and our markets. Uncertainty may still exist in the marketplace and among students and employees as to how we will perform under the new leadership team. Our business and results of operations may be negatively impacted if the members of our management team cannot effectively manage and operate our business.

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

Our credit agreement limits our ability to take various actions, including paying dividends and disposing of assets, and may restrict us from taking actions that management believes would be desirable and in the best interests of us and our stockholders. Our credit agreement also requires us to satisfy specified financial and non-financial covenants. A breach of any of those covenants could result in an event of default under the agreement and allow the lenders to pursue various remedies, including accelerating the repayment of any indebtedness outstanding, any of which could have a material adverse effect on our business or financial condition.

Our future operating results and financial conditions would be materially adversely affected if a “change in control” is deemed to occur under our share-based compensation plans.

As of March 4, 2009, one stockholder owned approximately 18.2% of the combined voting power of our then outstanding common stock. If any person or entity (including a group) were to acquire and beneficially own 20% or more of the combined voting power of our common stock under our 1998 Employee Incentive Compensation Plan or 35% or more of the combined voting power of our common stock under our 2008 Incentive Compensation Plan and of awards outstanding under our 1998 Non-Employee Directors’ Stock Option Plan, a change in control for purposes of those plans and awards would be deemed to have occurred. If a change in control occurred, we would be required to accelerate share-based compensation expense and record an additional liability in an amount equal to the estimated obligation that would be due to those plan participants who have the right and choose to surrender all or part of a share-based award in exchange for cash. This recognition of additional expense could have a material adverse affect on our operating results and financial condition. See Note 9, “Share-Based Compensation” of the notes to our unaudited consolidated financial statements for further discussion of the effects of a change in control under our share-based compensation plans.

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

We believe that many students pursue postsecondary education to be more competitive in the job market. However, a protracted economic slowdown could increase unemployment and diminish job prospects generally. Diminished job prospects and heightened financial worries could affect the willingness of students to incur loans to pay for postsecondary education and to pursue postsecondary education in general. As a result, our enrollments could suffer.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the three months, March 31, 2009:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2009—January 31, 2009	—	$—	—	$195,466,742
February 1, 2009—February 28, 2009	506,400	24.74	506,400	182,940,464
March 1, 2009—March 31, 2009	1,245,832	22.05	1,245,832	155,469,103

Total	1,752,232		1,752,232

(1)	Our Board of Directors had authorized us to use up to approximately $800.2 million for the repurchase of shares of our outstanding common stock. Pursuant to this stock repurchase program, we may repurchase shares of our outstanding common stock on the open market or in private transactions from time to time, depending on factors including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	Our annual meeting of stockholders was held on April 30, 2009.

(b)	Our stockholders voted as follows to elect nine directors to our board of directors:

Directors:	Votes For:	Against:	Authority Withheld:
Dennis H. Chookaszian	79,051,233	2,740,011	39,565
David W. Devonshire	78,853,874	2,787,284	189,651
Patrick W. Gross	77,478,036	4,313,446	39,327
Gregory L. Jackson	81,464,185	324,156	42,468
Thomas B. Lally	81,317,296	473,094	40,419
Steven H. Lesnik	81,512,899	275,431	42,479
Gary E. McCullough	81,500,126	291,345	39,338
Edward A. Snyder	78,915,424	2,722,746	192,639
Leslie T. Thornton	81,805,065	283,049	42,695

(c)	Our stockholders voted as follows to ratify the selection of Ernst & Young LLP as the independent registered public accounting firm to audit our financial statements for the year ended December 31, 2009.

For:	71,757,319	Against:	4,267,118	Abstentions:	5,806,272

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION

Date: May 6, 2009	By:	/S/ GARY E. MCCULLOUGH
Gary E. McCullough
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2009	By:	/S/ MICHAEL J. GRAHAM
Michael J. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)