Form 10-Q
period 2009-06-30
CAREER EDUCATION CORP
filed 2009-08-05
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Number of shares of registrant’s common stock, par value $0.01, outstanding July 31, 2009: 85,160,827

CAREER EDUCATION CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$243,828	$244,743
Investments	148,757	263,953

Total cash and cash equivalents and investments	392,585	508,696
Receivables:
Students, net of allowance for doubtful accounts of $40,721 and $35,226 as of June 30, 2009 and December 31, 2008, respectively	62,036	59,119
Other, net	7,769	9,191
Prepaid expenses	44,232	46,416
Inventories	13,056	12,352
Deferred income tax assets	17,472	17,472
Other current assets	5,947	9,223
Assets of discontinued operations	4,839	5,003

Total current assets	547,936	667,472

NON-CURRENT ASSETS:
Property and equipment, net	297,184	304,970
Goodwill	376,776	376,072
Intangible assets, net	39,973	39,904
Deferred income tax assets	11,359	11,440
Other assets, net	19,228	17,465

TOTAL ASSETS	$1,292,456	$1,417,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$356	$354
Accounts payable	37,202	28,450
Accrued expenses:
Payroll and related benefits	58,733	63,757
Advertising and production costs	23,599	21,504
Income taxes	11,344	29,224
Other	48,320	49,526
Deferred tuition revenue	131,423	153,727
Liabilities of discontinued operations	5,752	8,753

Total current liabilities	316,729	355,295

NON-CURRENT LIABILITIES:
Long-term debt and capital lease obligations, net of current maturities	3,140	1,889
Deferred rent obligations	98,290	97,644
Other liabilities, net	22,775	13,983

Total non-current liabilities	124,205	113,516

SHARE-BASED AWARDS SUBJECT TO REDEMPTION	1,586	860
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 95,315,373 and 93,306,542 shares issued, 85,148,144 and 89,748,242 shares outstanding as of June 30, 2009 and December 31, 2008, respectively	953	933
Additional paid-in capital	234,243	222,523
Accumulated other comprehensive income	7,628	5,774
Retained earnings	836,520	807,500
Cost of 10,167,229 and 3,558,300 shares in treasury as of June 30, 2009 and December 31, 2008, respectively	(229,408)	(89,078)

Total stockholders’ equity	849,936	947,652

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,292,456	$1,417,323

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
REVENUE:
Tuition and registration fees	$423,613	$402,906	$843,810	$834,957
Other	17,110	14,143	34,360	33,976

Total revenue	440,723	417,049	878,170	868,933

OPERATING EXPENSES:
Educational services and facilities	174,937	160,421	338,011	327,070
General and administrative	237,812	220,981	459,953	459,607
Depreciation and amortization	16,893	18,727	33,695	38,942
Goodwill and asset impairment	—	—	—	2,169

Total operating expenses	429,642	400,129	831,659	827,788

Operating income	11,081	16,920	46,511	41,145

OTHER INCOME (EXPENSE):
Interest income	484	3,019	1,642	6,452
Interest expense	(11)	(264)	(21)	(491)
Share of affiliate earnings	—	—	—	4,665
Miscellaneous expense	(787)	(85)	(1,030)	(276)

Total other income (expense)	(314)	2,670	591	10,350

Pretax income	10,767	19,590	47,102	51,495
Provision for income taxes	4,160	6,752	17,168	17,287

INCOME FROM CONTINUING OPERATIONS	6,607	12,838	29,934	34,208
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(117)	(147)	(187)	(5,133)

NET INCOME	$6,490	$12,691	$29,747	$29,075

NET INCOME (LOSS) PER SHARE – BASIC:
Income from continuing operations	$0.07	$0.14	$0.33	$0.38
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.06)

Net income	$0.07	$0.14	$0.33	$0.32

NET INCOME (LOSS) PER SHARE – DILUTED:
Income from continuing operations	$0.07	$0.14	$0.33	$0.38
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.06)

Net income	$0.07	$0.14	$0.33	$0.32

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	87,496	89,594	89,696	89,913

Diluted	87,833	89,905	90,073	90,149

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,747	$29,075
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and asset impairment	—	6,613
Depreciation and amortization expense	33,695	41,043
Bad debt expense	24,842	21,883
Compensation expense related to share-based awards	10,020	6,835
Gain on sale of business	—	(1,555)
Loss on disposition of property and equipment	1,086	164
Share of affiliate earnings, net of cash received	—	939
Deferred income taxes	—	(1,355)
Changes in operating assets and liabilities	(47,686)	(49,944)

Net cash provided by operating activities	51,704	53,698

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(263,758)	(338,947)
Sales of available-for-sale investments	378,954	265,515
Purchases of property and equipment	(30,136)	(26,470)
Other	(322)	1,205

Net cash provided by (used in) investing activities	84,738	(98,697)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(140,330)	(14,002)
Issuance of common stock	1,058	1,982
Tax benefit associated with stock option exercises	23	103
Payments on revolving loans	—	(797)
Borrowings (payments) of capital lease obligations and other long-term debt	1,249	(295)

Net cash used in financing activities	(138,000)	(13,009)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	559	1,689

NET DECREASE IN CASH AND CASH EQUIVALENTS	(999)	(56,319)
Add: Cash balance of discontinued operations, beginning of the period	115	15,735
Less: Cash balance of discontinued operations, end of the period	31	852
CASH AND CASH EQUIVALENTS, beginning of the period	244,743	221,970

CASH AND CASH EQUIVALENTS, end of the period	$243,828	$180,534

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

1. DESCRIPTION OF THE COMPANY

The colleges, schools and universities that are part of the Career Education Corporation (CEC) family offer high-quality education to a diverse student population of over 90,000 students across the world in a variety of career-oriented disciplines. The more than 75 campuses that serve these students are located throughout the U.S. and in France, Italy, and the United Kingdom, and offer doctoral, master’s, bachelor’s and associate degrees and diploma and certificate programs. Approximately one-third of our students attend the web-based virtual campuses of American InterContinental University and Colorado Technical University.

CEC is an industry leader whose gold-standard brands are recognized globally. Those brands include, among others, American InterContinental University; Brooks Institute; Colorado Technical University; Harrington College of Design; INSEEC Schools; International Academy of Design & Technology; Istituto Marangoni; Le Cordon Bleu North America; and Sanford-Brown Institutes and Colleges. Through our schools, CEC is committed to providing quality education, enabling students to graduate and pursue rewarding careers.

For more information, see our website at www.careered.com. Our website includes a detailed listing of individual campus locations and web links to our more than 75 colleges, schools, and universities.

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

3. DISCONTINUED OPERATIONS

The following campuses are reflected in discontinued operations for both current and prior period financial results: Brooks College, Sunnyvale and Long Beach, CA; International Academy of Design & Technology, Pittsburgh, PA (“IADT – Pittsburgh”); International Academy of Design and Technology, Toronto, Canada (“IADT – Toronto”); and Katherine Gibbs School, Piscataway, NJ. As additional schools within the Transitional Schools segment cease operations, the results of operations for all periods presented will be reflected within discontinued operations.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Results of Discontinued Operations

Combined summary results of operations for our discontinued operations for the three and six months ended June 30, 2009 and 2008, are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$(25)	$5,794	$(12)	$14,152

Loss before income tax	$(167)	$(642)	$(277)	$(7,341)
Income tax benefit	50	495	90	2,208

Loss from discontinued operations	$(117)	$(147)	$(187)	$(5,133)

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our unaudited consolidated balance sheets as of June 30, 2009 and December 31, 2008, include the following:

	June 30, 2009	December 31, 2008
Assets:
Cash and cash equivalents	$31	$115
Receivables, net	30	111
Deferred income tax assets	4,082	4,083
Other assets	696	694

Assets of discontinued operations	$4,839	$5,003

Liabilities:
Accounts payable	$—	$97
Accrued payroll and related benefits	1	550
Accrued expenses	2,508	4,320
Deferred tuition revenue	—	169
Remaining lease obligations	3,243	3,617

Liabilities of discontinued operations	$5,752	$8,753

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

4. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents and Investments

Cash and cash equivalents and investments consist of the following as of June 30, 2009, and December 31, 2008:

	June 30, 2009
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$87,726	$—	$—	$87,726
Money market funds	156,102	—	—	156,102

Total cash and cash equivalents	243,828	—	—	243,828

Investments (available-for-sale):
Municipal bonds	12,875	—	—	12,875
U.S. Treasury bills	130,867	17	(2)	130,882
U.S. Government agencies	5,000	—	—	5,000

Total investments	148,742	17	(2)	148,757

Total cash and cash equivalents and investments	$392,570	$17	$(2)	$392,585

	December 31, 2008
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$21,593	$—	$—	$21,593
Money market funds	208,150	—	—	208,150
U.S. Treasury bills	15,000	—	—	15,000

Total cash and cash equivalents	244,743	—	—	244,743

Investments (available-for-sale):
Certificates of deposit	38,500	93	—	38,593
Bank obligations	13,000	9	(26)	12,983
Municipal bonds	12,875	—	—	12,875
U.S. Treasury bills	130,653	33	(30)	130,656
U.S. Government agencies	68,458	392	(4)	68,846

Total investments	263,486	527	(60)	263,953

Total cash and cash equivalents and investments	$508,229	$527	$(60)	$508,696

In the table above, all unrealized holding losses as of June 30, 2009 relate to available-for-sale investments that have been in a continuous unrealized loss position for less than one year. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been less than the cost basis, the financial condition of the investee, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value. The decline in the fair value of the above investments was considered temporary in nature and, accordingly, we determined that there was no impairment to these investments as of June 30, 2009.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Included in cash and cash equivalents above are amounts related to certain of our European campuses that are operated on a not-for-profit basis. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. The amount of cash and cash equivalents of our not-for-profit schools with restrictions was $36.5 million and $48.8 million at June 30, 2009 and December 31, 2008, respectively. Restrictions on cash balances have not affected our ability to fund operations.

Money market funds. In September 2008, the U.S. Treasury Department opened its temporary guarantee program for money market funds. The temporary guarantee program provides coverage to investors for amounts that they held in participating U.S. money market funds as of the close of business on September 19, 2008. As of June 30, 2009, $101.2 million of the $106.3 million of investments within our U.S. money market funds would be guaranteed under this program. The guarantee will be triggered if a participating fund’s net asset value falls below $0.995. This program is currently set to expire on September 18, 2009.

Bank obligations: Dollar denominated direct obligations of domestic and foreign banks which are organized and operating in the United States.

Municipal bonds: Municipal bonds represent debt obligations issued by states, cities, counties, and other governmental entities, which earn federally tax-exempt interest. All of our bonds are auction rate securities (“ARS”) with maturities that range from 28 to 365 days. ARS generally have stated terms to maturity of greater than one year. However, we classify investments in ARS as current on our unaudited consolidated balance sheets due to our ability to divest our holdings at auction maturity, which is less than one year. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed, continue to accrue interest and are auctioned on a set interval until the auction succeeds, the issuer calls the securities, or they mature. As of June 30, 2009, we do not consider the value of our investments in ARS to be impaired. Municipal bonds in the above table that are invested in ARS were $12.9 million at June 30, 2009 and December 31, 2008, respectively.

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

As of June 30, 2009, we held investments that are required to be measured at fair value on a recurring basis. Investments (available-for-sale) consist of: bank obligations, U.S. Treasury bills and U.S. Government agency securities that are publicly traded and for which market prices are readily available.

We have also invested in municipal bonds which include auction rate securities, which are classified as available-for-sale and reflected at fair value. The auction events for these investments have failed for the past year. The fair values of these securities are estimated utilizing a discounted cash flow analysis as of June 30, 2009. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at June 30, 2009, were as follows:

	As of June 30, 2009
	Level 1	Level 2	Level 3	Total
Municipal bonds	$—	$—	$12,875	$12,875
U.S. Treasury bills	130,882	—	—	130,882
U.S. Government agencies	5,000	—	—	5,000

Totals	$135,882	$—	$12,875	$148,757

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at June 30, 2009:

Balance at December 31, 2008	$12,875
Transfers to Level 3	—
Purchases and settlements, net	—

Balance at June 30, 2009	$12,875

Credit Agreement

As of June 30, 2009, we had letters of credit totaling $11.7 million outstanding under our $185.0 million U.S. Credit Agreement. Credit availability under our U.S. Credit Agreement as of June 30, 2009, was $173.3 million.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

5. RECEIVABLES

Student Receivables Valuation Allowance

Changes in our student receivables allowance for the three and six months ended June 30, 2009 and 2008 were as follows:

	Balance, Beginning of Period	Charges to Expense	Amounts Written-off	Balance, End of Period
For the three months ended June 30, 2009	$35,738	$14,926	$(9,943)	$40,721

For the three months ended June 30, 2008	$35,926	$10,057	$(10,497)	$35,486

For the six months ended June 30, 2009	$35,226	$24,869	$(19,374)	$40,721

For the six months ended June 30, 2008	$35,151	$21,534	$(21,199)	$35,486

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

Under the recourse loan agreements, we were required to pay a discount fee for each recourse loan funded under the agreement. Costs associated with our recourse loan agreements for continuing and discontinued operations were $5.8 million for the six months ended June 30, 2008. Costs incurred in connection with our Sallie Mae agreements were classified as a component of educational services and facilities expense in our unaudited consolidated statement of operations, and costs incurred in connection with our Stillwater agreement were classified as a reduction of tuition and registration fees revenue in our unaudited consolidated statement of operations.

Outstanding net recourse loan receivable balances for continuing and discontinued operations as of June 30, 2009 and December 31, 2008 were $8.8 million and $9.2 million, respectively. These receivables are reported as a component of other long-term assets and assets of discontinued operations within the unaudited consolidated balance sheets.

6. GOODWILL AND ASSET IMPAIRMENT

There were no goodwill or other long-lived intangible asset impairment charges during the first or second quarter of 2009. During the first six months of 2008, we recorded a $2.2 million asset impairment charge related to the reduction of asset carrying values related to our American InterContinental University – Los Angeles campus which is being taught out. In addition, during the first quarter of 2008 we recorded a $4.4 million goodwill impairment charge related to our IADT – Toronto, Canada campus. This campus was sold in the second quarter of 2008, and as such its results of operations are reflected within discontinued operations.

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

On April 3, 2008, the same counsel representing plaintiffs in the Amador action filed the Adams action on behalf of Jennifer Adams and several other unnamed members of the Amador putative class. The Adams action also is styled as a class action and is based on the same allegations underlying the Amador action and attempts to plead the same four causes of action pled in the Amador action. The Adams action has been deemed related to the Amador action and is being handled by the same judge. The Adams action has been stayed.

The parties have conducted discovery on class certification issues in the Amador action, but the Court has not yet set a briefing schedule or a hearing date on a motion for class certification.

The parties have also been engaged in mediation sessions and settlement discussions regarding the Amador and Adams actions.

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

Defendants filed a motion to dismiss Plaintiffs’ claims of unfair practices under the Act and fraudulent omission. By Order dated June 24, 2009 the Court granted Defendants’ motion to dismiss Plaintiffs' fraudulent omission claim (Count IV of the Amended Complaint), and denied Defendants' motion to dismiss Plaintiffs' Illinois Consumer Fraud Act Claim. On July 17, 2009 Defendants filed their motion for leave to file their amended answer and affirmative defenses, along with the amended answer and affirmative defenses.

Schuster, et al. v. Western Culinary Institute, Ltd. and Career Education Corporation. On March 5, 2008, original named plaintiffs Shannon Gozzi and Megan Koehnen filed a complaint in Portland, Oregon in the Circuit Court of the State of Oregon in and for Multnomah County. Plaintiffs filed the complaint individually and as a putative class action and alleged two claims for equitable relief: violation of Oregon’s Unlawful Trade

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Practices Act and unjust enrichment. Plaintiffs filed an amended complaint on April 10, 2008, which added two claims for money damages: fraud and breach of contract. Plaintiffs allege that Western Culinary Institute, Ltd. (“WCI”) made a variety of misrepresentations to them, relating generally to WCI’s placement statistics, students’ employment prospects upon graduation from WCI, the value and quality of an education at WCI, and the amount of tuition students could expect to pay as compared to salaries they may earn after graduation. On May 21, 2008, plaintiffs filed a second amended complaint in which they simply changed the statement “Claims Subject to Mandatory Arbitration” on the caption to “Claims Not Subject to Mandatory Arbitration” (emphasis added). WCI and CEC filed an answer on June 13, 2008 and WCI subsequently moved to dismiss certain of plaintiffs’ claims under Oregon’s Unlawful Trade Practices Act; that motion was granted on September 12, 2008. Shannon Gozzi subsequently withdrew as a named plaintiff and is now asserting claims merely as an absent class member, and former named plaintiff Meghan Koehnen’s claims have been dismissed. Jennifer Schuster is now the sole named Plaintiff, and she filed a third amended complaint on November 20, 2008. Defendants filed an answer on December 5, 2008. The parties are presently engaged in discovery on class issues. On July 17, 2009, the Court set a class certification briefing schedule as follows: Plaintiff’s motion for class certification must be filed by August 31, 2009; Defendants’ opposition must be filed by September 29, 2009; Plaintiff’s reply must be filed by October 23, 2009; and the hearing on Plaintiff’s motion for class certification is scheduled for October 23, 2009.

Diallo v. American InterContinental University, Inc. and Career Education Corporation. On March 19, 2008, the same counsel in the Amador and Adams actions filed a complaint in Atlanta, Georgia in the Superior Court of the State of Georgia of Fulton County on behalf of Tajuansar Diallo. Plaintiff filed the complaint individually and as a putative class action and purports to allege causes of action for fraud; constructive fraud; negligent misrepresentation; and violations of the Georgia Deceptive and Unfair Trade Practices Act. Plaintiff contends that American InterContinental University, Inc., (“AIU”) made a variety of oral and written misrepresentations to her during the admissions process. The alleged misrepresentations relate generally to the school’s reputation, the value of the education, the competitiveness of the admissions process, the students’ employment prospects upon graduation from AIU and AIU’s ability to arrange beneficial student loans. On May 16, 2008, plaintiffs filed a first amended complaint in which they added several named plaintiffs and expanded some of the factual allegations underlying their claims. On May 31, 2008, AIU and CEC filed an answer to the First Amended Complaint. The parties subsequently conducted extensive discovery on class issues. Plaintiffs filed their motion for class certification on October 10, 2008. Defendants’ filed their opposition on November 10, 2008. The motion for class certification was denied in its entirety in the Court’s Order of January 7, 2009. Plaintiffs timely appealed as of right from this Order. As a result, the case is automatically stayed pending the outcome of this appeal. The parties fully briefed the appeal and oral argument was considered by the Court of Appeals on July 9, 2009. The Court of Appeals is required to issue its decision by December 1, 2009.

False Claims Act Lawsuit. On July 28, 2009, the same counsel in the Diallo actions served us with a complaint filed in the U.S. District Court for the Northern District of Georgia, Atlanta Division. The complaint was originally filed under seal on July 14, 2008 by four former employees of the Dunwoody campus of our American InterContinental University on behalf of themselves and the federal government. The case is captioned United States of America, ex rel. Melissa Simms Powell, et al. v. American InterContinental University, Inc., a Georgia Corporation, Career Education Corp., a Delaware Corporation and John Doe Nos. 1-100.

On July 27, 2009, the Court ordered the complaint unsealed and we were notified that the U.S. Department of Justice declined to intervene in the action. When the federal government declines to intervene in a False Claims Act action, as it has done in this case, the private plaintiffs may elect to pursue the litigation on behalf of the federal government and, if they are successful, receive a portion of the federal government’s recovery. The

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

action alleges violations of the False Claims Act, 31 U.S.C. § 3729(a)(1) and (2), including allegedly providing false certifications to the federal government regarding compliance with certain provisions of the Higher Education Act and accreditation standards.

Blake v. Career Education Corporation. On May 8, 2008, we were served with this lawsuit, which was filed in the Circuit Court of St. Louis County, Missouri by six former students of the Criminal Justice programs at Sanford-Brown college campuses in Fenton and St. Peters. Defendants subsequently removed the case to the United States District Court for the Eastern District of Missouri. Plaintiffs moved to remand the case back to state court and defendants opposed plaintiffs’ motion to remand. The court denied plaintiffs’ motion to remand; therefore, the case will remain in federal court. The putative class consists of all Missouri citizens who were students in Criminal Justice programs offered by Sanford-Brown College between January 1, 2003 and January 1, 2008. The complaint alleges violations of the Missouri Merchandising Practices Act based on allegations that admissions representatives made material misrepresentations to prospective students. The original complaint sought injunctive relief and actual and punitive damages.

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

Vasquez, et al. v. California School of Culinary Arts, Inc. and Career Education Corporation. On June 23, 2008, a putative class action lawsuit was filed in the Los Angeles County Superior Court entitled Daniel Vasquez and Cherish Herndon v. California School of Culinary Arts, Inc. and Career Education Corporation. The plaintiffs allege causes of action for fraud, constructive fraud, violation of the California Unfair Competition Law and violation of the California Consumer Legal Remedies Act. The plaintiffs allege improper conduct in connection with the admissions process during the alleged class period. The alleged class is defined as including “all persons who purchased educational services from California School of Culinary Arts, Inc. (“CSCA”), or graduated from CSCA, within the limitations periods applicable to the herein alleged causes of action (including, without limitation, the period following the filing of the action).” Defendants successfully demurred to the constructive fraud claim and the Court has dismissed it. The parties are engaged in class discovery. The Court has not yet set a briefing schedule or a hearing date on a motion for class certification.

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

8. STOCK REPURCHASE PROGRAM

As of June 30, 2009, our Board of Directors had authorized the use of a total of $800.2 million to repurchase outstanding shares of our common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

During the three months ended June 30, 2009, we repurchased approximately 4.8 million shares of our common stock for approximately $100.0 million at an average price of $20.69 per share. During the six months ended June 30, 2009, we repurchased 6.6 million shares of our common stock for approximately $140.0 million at an average price of $21.26 per share. Since the inception of the program, we have repurchased approximately 25.8 million shares of our common stock for approximately $744.7 million at an average price of $28.90 per share.

As of June 30, 2009, approximately $55.5 million was available under the program to repurchase outstanding shares of our common stock. On August 4, 2009, our Board of Directors authorized the use of an additional $200.0 million to repurchase outstanding shares of our common stock. This is in addition to the $55.5 million available under the program as of June 30, 2009.

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

As of June 30, 2009, we estimate that pre-tax compensation expense of $21.6 million will be recognized over the next five years for all unvested share-based awards that have been granted to participants, including both stock options and shares of restricted stock. We expect to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock or by using treasury shares.

Stock Options. Stock option activity during the six months ended June 30, 2009, under all of our stock option plans was as follows:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2008	2,916	$29.29
Granted	569	24.76
Exercised	(4)	21.40
Forfeited	(54)	26.32
Cancelled	(104)	40.02

Outstanding as of June 30, 2009	3,323	$28.26

Exercisable as of June 30, 2009	2,163	$32.26

Restricted Stock. Restricted stock activity during the six months ended June 30, 2009, under share-based plans was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2008	1,404	$18.79
Granted	704	25.84
Vested	(79)	25.72
Forfeited	(170)	21.70

Outstanding as of June 30, 2009	1,859	$21.89

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

The amendments approved on February 20, 2009 represent modifications to the original equity awards and will result in additional compensation expense of approximately $0.5 million being recorded by the Company. Of the $0.5 million, approximately $0.3 million was recorded in the first six months of 2009, as this represents the portion of the additional compensation expense attributable to awards that are vested. The remaining additional compensation expense of approximately $0.2 million will be recognized as expense over the remaining vesting period.

If any person or entity, including a group, beneficially owned 20% or more, of the combined voting power of our then outstanding common stock as of June 30, 2009, triggering the change in control provisions discussed above, we would have recognized accelerated share-based compensation expense of approximately $7.8 million during the second quarter of 2009. An additional $8.3 million of compensation expense would be recognized if the 35% ownership trigger occurred. The estimated additional share-based compensation expense represents, for each outstanding share-based award, the greater of (a) the unrecognized grant date compensation expense for the share-based award as of June 30, 2009, or (b) the fair value of the cash redemption value of the share-based award as of June 30, 2009, less share-based compensation expense previously recorded under SFAS 123R based on a change in control price as defined under the respective plan.

As of June 30, 2009, we are not aware of any person or entity, including a group, who beneficially owns, or at any point previously owned, 20% or more, of the combined voting power of our outstanding common stock, and, based on existing facts and circumstances, we do not believe it is probable that the change in control provisions will be triggered. Additionally, if the change in control provisions had been triggered as of June 30, 2009, or if we determined that the occurrence of a change in control event was probable, we would have recognized a liability of approximately $1.2 million as of June 30, 2009, representing the estimated fair value of the obligation that would be due to participants who are eligible to surrender all or part of a stock option award to us in exchange for cash. Our estimation of this cash liability assumes that participants would elect to redeem for cash all stock options outstanding as of June 30, 2009, with an exercise price less than the change in control price.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

10. WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted income per share during the three and six months ended June 30, 2009 and 2008 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Basic common shares outstanding	87,496	89,594	89,696	89,913
Common stock equivalents	337	311	377	236

Diluted common shares outstanding	87,833	89,905	90,073	90,149

During the three months ended June 30, 2009 and 2008, we issued 28 and 103 shares, and during the six months ended June 30, 2009 and 2008, we issued 58 and 147 shares, respectively, of our common stock upon the exercise of employee stock options and the purchase of common stock pursuant to our employee stock purchase plan.

Included in stock options outstanding as of June 30, 2009 and 2008, are options to purchase 0.1 million and 3.6 million shares, respectively, of our common stock that were not included in the computation of diluted net income per share during the three months ended June 30, 2009 and 2008. Included in stock options outstanding as of June 30, 2009 and 2008, are options to purchase 0.4 million and 3.8 million shares, respectively, of our common stock that were not included in the computation of diluted net income per share during the six months ended June 30, 2009 and 2008. These shares were excluded because the options’ exercise prices were greater than the average market price of our common stock during the periods, and, therefore, the effect would have been anti-dilutive.

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

Health Education primarily includes our Sanford-Brown schools that collectively offer academic programs in the career-oriented disciplines of health education, business studies and information technology in a classroom, laboratory or online setting.

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

Transitional Schools includes our campuses that are currently being taught out. As of June 30, 2009, the following campuses were included within Transitional Schools: McIntosh College; Lehigh Valley College; five of the campuses that were part of the Gibbs Division, including Gibbs Colleges in Cranston, RI; Livingston, NJ; and Norwalk, CT; and Katharine Gibbs Schools in New York, NY and Norristown, PA and AIU – Los Angeles, CA. Our Gibbs – Norwalk school has two locations. One location is being considered as a potential Health Education school. If converted, the results of operations for this location will be reported within Health Education.

Operating Results for the Three and Six Months Ended June 30, 2009 and 2008:

	Revenue		Operating Income (Loss)
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2009	2008	2009	2008
University	$198,311	$175,358	$42,820	$27,475
Culinary Arts	74,243	77,876	(1,509)	(273)
Health Education	73,394	57,889	13,470	3,631
Art & Design	64,051	63,519	5,974	4,485
International	26,277	24,810	3,083	3,205
Transitional Schools [1]	4,584	17,588	(28,155)	(6,109)

Subtotal	440,860	417,040	35,683	32,414
Corporate and other	(137)	9	(24,602)	(15,494)

Total	$440,723	$417,049	$11,081	$16,920

	Revenue		Operating Income (Loss)
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
University	$388,085	$352,509	$80,928	$52,466
Culinary Arts	149,524	165,065	(2,077)	5,106
Health Education	140,762	115,686	26,967	8,059
Art & Design	127,879	134,448	13,342	15,170
International	60,786	59,277	14,454	15,994
Transitional Schools [1]	11,332	41,939	(45,328)	(21,674)

Subtotal	878,368	868,924	88,286	75,121
Corporate and other	(198)	9	(41,775)	(33,976)

Total	$878,170	$868,933	$46,511	$41,145

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Total Assets as of [2]
	June 30, 2009	December 31, 2008
University	$175,647	$193,439
Culinary Arts	208,579	218,578
Health Education	252,231	267,932
Art & Design	106,784	106,923
International	262,465	274,113
Transitional Schools	235,680	244,634

Subtotal	1,241,386	1,305,619
Corporate and other	46,231	106,701
Discontinued Operations	4,839	5,003

Total	$1,292,456	$1,417,323

1	Transitional Schools’ operating loss for the three months ended June 30, 2009 includes pretax charges of $20.0 million related to lease termination expense and the fair value of remaining lease obligations for vacated space. The prior year quarter results included $0.5 million of severance and stay bonus expense recorded in association with the announcement in the first quarter of 2008 to teach out these schools.

The current year to date operating loss includes $27.8 million of pretax charges related to lease termination expense and the fair value of remaining lease obligations for vacated space. The prior year results included $7.7 million of severance and stay bonus expense and a $2.2 million asset impairment charge related to the reduction of asset carrying values related to our AIU – Los Angeles.

2	Total assets do not include intercompany receivables or payables activity between schools and corporate.

12. RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2009, we adopted SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which is a revision of SFAS No. 141, Business Combinations. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This adoption did not have a material impact on our unaudited consolidated financial statements. In an effort to further clarify and amend SFAS 141R, the FASB issued FASB Staff Position (“FSP”) FAS 141R-1 on April 1, 2009, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. Management has fully considered this guidance and does not believe it has a material impact on our unaudited consolidated financial statements.

On January 1, 2009, we adopted SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Our adoption of the standard did not have a material impact on our unaudited consolidated financial statements.

On January 1, 2009, we adopted FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. The intent of this

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. Our adoption of the standard did not have a material impact on our unaudited consolidated financial statements.

In accordance with FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), we adopted SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities, including long-lived assets, goodwill and intangible assets, as of January 1, 2009. This adoption did not have a material impact on our unaudited consolidated financial statements. Furthermore, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”) in October 2008. FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active. On April 9, 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly, which provides additional guidance on measuring the fair value of financial instruments when market activity has decreased and quoted prices may not be determinative of fair value. Management has fully considered this guidance when determining the fair value of our financial assets as of June 30, 2009, and our adoption did not have a material impact on our unaudited consolidated financial statements.

On April 9, 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amend FASB Statement No. 107 and APB No. 28, Disclosures about Fair Value of Financial Instruments and Interim Financial Reporting, respectively. The purpose of these amendments is to expand disclosures related to the fair value of financial instruments to interim periods to improve upon the comparability and transparency of financial statements. Additionally, the FASB issued FSP FAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends guidance related to other-than temporary impairment for debt securities by now requiring that an investor must assert that it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost basis to avoid recognizing an other-than-temporary impairment. Management has fully considered this guidance when determining the fair value of our financial assets as of June 30, 2009 and does not believe it has a material impact on our unaudited consolidated financial statements.

In the second quarter of 2009, we adopted SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting and disclosure guidelines for events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for interim and annual periods ending after June 15, 2009. Our adoption of the standard did not have a material impact on our unaudited consolidated financial statements.

In January 2009, the Securities and Exchange Commission (“SEC”) issued Release No. 33-9002, Interactive Data to Improve Financial Reporting. The rule requires all companies to provide their financial statements and financial statement schedules to the SEC and on their corporate websites in interactive data format using the eXtensible Business Reporting Language (“XBRL”), which is an electronic language specifically for the communication of business and financial data. The intention of XBRL is to improve its usefulness to users and to automate regulatory filings and business information processing. Interactive data has the potential to improve efficiencies and the analyses of financial disclosures by investors and other users. We are required to adopt this rule by June 15, 2010, with early adoption permitted, and we are currently evaluating the impact to our reporting. We do not anticipate that the adoption of this rule will have a material impact on our financial statements or other reporting.

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

The following is a summary of our tax provision and effective tax rate for continuing operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Pretax income	$10,767	$19,590	$47,102	$51,495
Provision for income taxes	$4,160	$6,752	$17,168	$17,287
Effective tax rate	38.6%	34.5%	36.4%	33.6%

The increase in our effective tax rate from the prior year quarter was primarily due to the recording of a valuation allowance on the net operating losses of a foreign subsidiary and an increase in our state income taxes due to earnings mix shifts and various state law changes. In addition, the current year results include lower levels of tax-exempt interest as a percentage of pretax income.

We estimate that it is reasonably possible that the liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $12.5 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the three and six months ended June 30, 2009 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of June 30, 2009, we had accrued $5.6 million as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely audited by federal, state and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service completed its examination of our U.S. income tax returns through our tax year ending December 31, 2004.

14. OTHER COMPREHENSIVE INCOME

The following table presents the components of other comprehensive income for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$6,490	$12,691	$29,747	$29,075
Other comprehensive income:
Foreign currency translation adjustments	7,113	(3,324)	2,176	3,959
Unrealized (losses) gains on investments	(56)	749	(322)	1,205

Total comprehensive income	$13,547	$10,116	$31,601	$34,239

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

15. SUBSEQUENT EVENTS

In accordance with SFAS no. 165, Subsequent Events, we have evaluated our subsequent events through August 5, 2009. The following events took place after June 30, 2009 yet before August 5, 2009.

On August 4, 2009, we agreed to acquire all rights to the Le Cordon Bleu brand in the educational services field for the U.S. and Canada and have agreed to terminate its current licensing agreement. As part of the transaction, we also acquired the right of first refusal with regards to ownership of all non-acquired brand rights and operations of Le Cordon Bleu International. The purchase price is estimated to be $135 million, comprised of $25 million in cash and 3 million shares of CEC common stock, due upon closing and a 30-month earn-out payment based upon Culinary Arts revenue. We anticipate that the transaction will close during the third quarter 2009 and will result in annual operating expense savings of $15 to $20 million.

On August 4, 2009, our Board of Directors authorized the use of an additional $200.0 million to repurchase outstanding shares of our common stock under our stock repurchase program. This is in addition to the $55.5 million available under the program as of June 30, 2009. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

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

Overview

The colleges, schools and universities that are part of the Career Education Corporation (CEC) family offer high-quality education to a diverse student population of over 90,000 students across the world in a variety of career-oriented disciplines. The more than 75 campuses that serve these students are located throughout the U.S. and in France, Italy, and the United Kingdom, and offer doctoral, master’s, bachelor’s and associate degrees and diploma and certificate programs. Approximately one-third of our students attend the web-based virtual campuses of American InterContinental University and Colorado Technical University.

CEC is an industry leader whose gold-standard brands are recognized globally. Those brands include, among others, American InterContinental University; Brooks Institute; Colorado Technical University; Harrington College of Design; INSEEC Schools; International Academy of Design & Technology; Istituto Marangoni; Le Cordon Bleu North America; and Sanford-Brown Institutes and Colleges. Through our schools, CEC is committed to providing quality education, enabling students to graduate and pursue rewarding careers.

We organize our businesses across five strategic business units (“SBU”). Each SBU represents a group of post-secondary education providers that offer a variety of degree and non-degree academic programs. These SBUs are organized by key market segment to enhance brand focus and operational alignment within each segment. In addition, our Transitional Schools division includes all schools that are currently being taught out. This division is focused on winding down these operations as effectively and efficiently as possible. Our reportable segments are:

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

Health Education primarily includes our Sanford-Brown schools that collectively offer academic programs in the career-oriented disciplines of health education, complemented by certain programs in business studies, and information technology in a classroom, laboratory or online setting.

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

Transitional Schools includes those schools that are currently being taught out. As of June 30, 2009, the following campuses were included within Transitional Schools: McIntosh College; Lehigh Valley College; five of the campuses that were part of the Gibbs Division, including Gibbs Colleges in Cranston, RI; Livingston, NJ; Norwalk, CT; and Katharine Gibbs Schools in New York, NY and Norristown, PA; and AIU –Los Angeles, CA.

2009 Second Quarter Overview. During the second quarter, we remained focused on strengthening the Company’s foundation and increasing our focus on additional revenue growth in 2009. Four out of six of our reportable segments reported revenue growth over the prior year quarter, and excluding our Transitional Schools segment, our operating income grew over 70% as compared to the prior year quarter. Because the schools reported within Transitional Schools are winding down their operations, we believe reporting our financial results on a GAAP basis, and then without Transitional Schools’ results, provides a more informative perspective of the ongoing operations of the business. Throughout the second quarter, we continued to see significant growth within Health Education, which reported a 41% increase in student starts over the prior year quarter. We expect to begin instructing students at six to eight new start-ups by the end of 2009, with the majority of these start-ups being focused within Health Education, allowing us to expand the strong operating model and market opportunity that Sanford-Brown continues to capitalize upon. Three of these start-ups began instructing students in the second quarter of 2009, specifically our LCB – St. Louis, MO campus, our Sanford-Brown campus in San Antonio, TX and our Gibbs – Boston, MA campus refocused as a Health Education school.

Within our University segment, CTU continued to build upon its full year 2008 and first quarter 2009 success, reporting a 23% increase in revenue as compared to the prior year quarter driven by a 12% increase in student starts and growth in student population. Our CTU online institution’s operating income increased 65% over the prior year quarter, reporting second quarter 2009 profit margin of 27.9% as compared to 21.3% in the prior year second quarter. Within AIU, revenue growth accelerated over 6% as compared to the prior year quarter as a result of higher student population related to higher student starts and improved student retention. Our AIU online institution grew student starts by 7% in the second quarter 2009 as compared to the prior year quarter, and population increased as a result of effective student retention efforts. Our admissions and marketing teams are working closely together to identify opportunities to increase the effectiveness of our admissions model. In June 2009, we announced the realignment of our admissions support and marketing functions to position admissions teams closer to the businesses they support. We believe this realignment will provide increased focus and clearer accountability; most notably within the University segment. As part of this realignment, Len Mariani, who served as Senior Vice President and Chief Marketing & Admissions Officer, left CEC to pursue other opportunities.

Our international institutions continue to grow at both INSEEC and Istituto Marangoni. Revenue grew nearly 6% as compared to the prior year quarter. Excluding $3.8 million of unfavorable foreign currency exchange rates, revenue grew 21% as compared to the prior year quarter. Operating income decreased 3.8% due to a $2.1 million unfavorable impact of foreign currency exchange rates and an increase in academics expense resulting from higher student population. Excluding the negative impact of foreign currency exchange rates, operating income grew approximately 61% over the prior year quarter.

Within our Culinary Arts segment, student start growth of 56% over the prior year quarter and continued strong retention rates helped stabilize student population as compared to the prior year. We believe our introduction of the 21-month Culinary program in January 2009, along with our implementation of student support activities at each Culinary campus, has provided the foundation to regain student population lost as a result of the severe contraction of the student loan market. By assisting our students throughout their entire course of study, including providing the opportunity for an additional year of Title IV funding with the decelerated 21-month program, we have improved growth prospects of our institution and the overall experience of the student.

In the second quarter 2009 within our Art & Design segment, we focused on curriculum realignment within our IADT campuses to remove the variations across our institutions, thus enabling centralized program development, facilitating transfer of credits across institutions and allowing for greater blended learning capabilities. We also revised the academic calendars at ten of our Art & Design campuses to provide for an increase in the number of annual student starts. The calendar change results in shortened enrollment cycles of five weeks, which is expected to improve admissions productivity through more consistent enrollment performance and increased show rates. The calendar change contributed to approximately 1,000 student starts in the second quarter 2009 and increased revenue and operating profit by $2.9 million and $2.1 million, respectively. Additionally, the standard number of credits per term was also reduced from 16 to 12 credits to better align with historical student academic progress. We believe this will also improve the effectiveness of our financial aid packaging process and help facilitate other funding options for our students. An additional three Art & Design campuses will convert to the new calendar by the end of 2009. These actions, along with continuing to offer funding for eligible students, are expected to provide additional students the ability to attend school.

Finally, the second quarter 2009 results of operations for Transitional Schools include $20.0 million of pretax charges consisting of a $5.0 million charge related to the fair value of future lease obligations for vacated space and a $15.0 million lease termination charge. At the point in which each campus within Transitional Schools ceases operations or exits a facility, to the extent that the facility’s lease has not ended, we will record a charge related to the estimated fair value of the remaining lease obligation. Currently, we estimate charges totaling approximately $90 – $100 million related to these real estate actions. Through June 30, 2009, we have recorded approximately $37.4 million of pretax charges associated with real estate actions, with $9.5 million being recorded in 2008. We expect the majority of the remaining charges to occur in the fourth quarter 2009.

CONSOLIDATED RESULTS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended June 30, 2009 and 2008.

	For the Three Months Ended June 30,				% Change
	2009	% of Total Revenue	2008	% of Total Revenue	2009 vs. 2008
	(Dollars in thousands)
TOTAL REVENUE	$440,723		$417,049		5.7%

OPERATING EXPENSES
Educational services and facilities expense	174,937	39.7%	160,421	38.5%	9.0%
General and administrative expense:
Advertising	72,052	16.3%	63,089	15.1%	14.2%
Admissions	47,642	10.8%	50,309	12.1%	-5.3%
Administrative	103,192	23.4%	97,526	23.4%	5.8%
Bad debt	14,926	3.4%	10,057	2.4%	48.4%

Total general and administrative expense	237,812	54.0%	220,981	53.0%	7.6%
Depreciation and amortization	16,893	3.8%	18,727	4.5%	-9.8%

OPERATING INCOME	11,081	2.5%	16,920	4.1%	-34.5%

PRETAX INCOME	10,767	2.4%	19,590	4.7%	-45.0%
PROVISION FOR INCOME TAXES	4,160	0.9%	6,752	1.6%	-38.4%

Effective tax rate	38.6%		34.5%
INCOME FROM CONTINUING OPERATIONS	$6,607	1.5%	$12,838	3.1%	-48.5%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(117)	0.0%	(147)	0.0%	-20.4%

NET INCOME	$6,490	1.5%	$12,691	3.0%	-48.9%

Educational services and facilities expense includes costs directly attributable to the educational activity of our schools, including, among other things, salaries and benefits of faculty, academic administrators, and student support personnel, costs of educational supplies and facilities, including rents on school leases, certain costs of establishing and maintaining computer laboratories, costs of student housing, and owned and leased facility costs, royalty fees paid to Le Cordon Bleu and certain student financing costs. Also included in educational services and facilities expense are costs of other goods and services provided by our schools, including, among other things, costs of textbooks, laptop computers, dormitory services, restaurant services, contract training and cafeteria services.

General and administrative expense includes salaries and benefits of personnel in corporate and school administration, marketing, admissions, financial aid, accounting, human resources, legal and compliance. Costs of promotion and development, advertising and production of marketing materials, occupancy of the corporate offices and bad debt expense are also included in this expense category.

Three Months Ended June 30, 2009 as Compared to Three Months Ended June 30, 2008

Revenue

Total revenue increased $23.7 million, or 5.7% from the prior year quarter as student population increased, and student retention and student start growth metrics significantly improved. The overall increase in revenue is primarily attributable to Health Education and University, partially offset by decreases in Transitional Schools and Culinary Arts. As campuses within Transitional Schools wind down their operations, the number of students remaining to complete their studies declines and so revenue within Transitional Schools will continue to decline. Excluding Transitional Schools’ revenue of $4.6 million, total revenue increased $36.7 million, or 9.2%. Health Education’s and University’s revenue increases of 26.8% and 13.1%, respectively, over the prior year quarter are primarily attributable to student population and student start growth, as well as improved student retention within University. The 4.7% revenue decline in Culinary Arts as compared to the prior year quarter is due to a combination of the decrease in average student population resulting from the lack of availability of third-party student loan financing for students and lower revenue per student due to the introduction of the 21-month Culinary program. International’s revenue increased approximately 5.9% from the prior year quarter as a result of student population growth. Current quarter revenue was negatively impacted by an unfavorable foreign currency exchange rate effect of approximately $3.8 million. Excluding the unfavorable impact of foreign currency exchange rates, International’s revenue would have increased approximately 21.3% over the prior year quarter. Finally, Art & Design experienced a 0.8% increase in revenue from the prior year quarter as student starts increased, primarily due to a revision of the academic calendars in the current quarter which accelerated student starts into the second quarter.

Educational Services and Facilities Expense

Educational services and facilities expense increased $14.5 million, or 9.0% as compared to the prior year quarter. The current year quarter expense includes $20.0 million of pretax charges for two of the campuses within Transitional Schools related to lease termination expense and the fair value of remaining lease obligations for vacated space. The previous year quarter expense includes $1.2 million for severance and stay bonuses associated with our decision to teach out certain campuses and our efforts to reduce redundancies within our organization. Academic expense decreased 6.0% from the prior year quarter primarily due to the decline within Transitional Schools as these schools’ student populations continue to decline. Culinary Arts and Art & Design academic costs also declined as compared to the prior year quarter due to the introduction of staffing models in the third and fourth quarters of 2008, which provide greater flexibility to adjust staffing levels to the changes in student population.

General and Administrative Expense

General and administrative expense increased $16.8 million, or 7.6% from the prior year quarter. The 14.2% increase in advertising expense occurred primarily within University as we continued to capitalize upon market opportunities. The 5.8% increase in administrative expense is due to an increase in share-based compensation expense resulting from the adjustment of previous estimates of forfeiture assumptions for vesting awards and higher performance-based compensation expense related to our annual and long-term incentive plans. These increases, along with the increase in bad debt expense, were partially offset by decreases in admissions expense in several segments due to the benefits of prior year actions to reduce headcount and improve operational efficiency.

Bad debt expense incurred by each of our reportable segments during the quarters ended June 30, 2009 and 2008 was as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2009	As a % of Segment Revenue	2008	As a % of Segment Revenue
Bad debt expense by segment:
University	$2,626	1.3%	$1,792	1.0%
Culinary Arts	6,799	9.2%	3,683	4.7%
Health Education	2,147	2.9%	2,465	4.3%
Art & Design	3,286	5.1%	1,667	2.6%
International	240	0.9%	179	0.7%

Subtotal	15,098		9,786
Transitional Schools	(57)	-1.2%	518	2.9%
Corporate and other	(115)	N/A	(247)	N/A

Total bad debt expense	$14,926	3.4%	$10,057	2.4%

The overall increase in bad debt expense as compared to the prior year quarter is primarily attributable to increases in Culinary Arts and Art & Design, as student receivable balances grew as a result of extended payment plans being offered to certain students beginning in the second quarter of 2008 as a replacement for the recourse loan program previously provided by Sallie Mae.

Operating Income

Operating income decreased $5.8 million from the prior year quarter, as increases in University, Health Education and Art & Design were more than offset by the decrease in Transitional Schools related to lease termination expense and the fair value of remaining lease obligations for vacated space. Excluding Transitional Schools’ operating loss of $28.2 million, operating income increased $16.2 million over the prior year quarter. Excluding Transitional Schools, the 9.2% increase in revenue over the prior year quarter, along with close monitoring of operating expenses, drove the operating income improvement.

Provision for Income Taxes

Our consolidated effective income tax rate for continuing operations was 38.6% for the three months ended June 30, 2009, as compared to 34.5% for the three months ended June 30, 2008. The increase in our effective tax rate from the prior year quarter was primarily due to the recording of a valuation allowance on the net operating losses of a foreign subsidiary and an increase in our state income taxes due to earnings mix shifts and various state law changes. In addition, the current year results include lower levels of tax-exempt interest as a percentage of pretax income.

Loss from Discontinued Operations

The following campuses are reflected in discontinued operations for both current and prior period financial results: Brooks College, Sunnyvale and Long Beach, CA; International Academy of Design & Technology, Pittsburgh, PA (“IADT – Pittsburgh”); International Academy of Design and Technology, Toronto, Canada (“IADT – Toronto”); and Katherine Gibbs School, Piscataway, NJ. These campuses ceased operations in 2008. As additional schools within the Transitional Schools segment cease operations, the results of operations for all periods presented will be reflected within discontinued operations. Loss from discontinued operations remained relatively flat at $0.1 million for the three months ended June 30, 2009 and June 30, 2008.

Six Months Ended June 30, 2009 as Compared to Six Months Ended June 30, 2008

	For the Six Months Ended June 30,				% Change
	2009	% of Total Revenue	2008	% of Total Revenue	2009 vs. 2008
	(Dollars in thousands)
TOTAL REVENUE	$878,170		$868,933		1.1%

OPERATING EXPENSES
Educational services and facilities expense	338,011	38.5%	327,070	37.6%	3.3%
General and administrative expense:
Advertising	141,860	16.2%	130,851	15.1%	8.4%
Admissions	93,729	10.7%	108,531	12.5%	-13.6%
Administrative	199,495	22.7%	198,691	22.9%	0.4%
Bad debt	24,869	2.8%	21,534	2.5%	15.5%

Total general and administrative expense	459,953	52.4%	459,607	52.9%	0.1%
Depreciation and amortization	33,695	3.8%	38,942	4.5%	-13.5%
Goodwill and asset impairment	—	0.0%	2,169	0.2%	-100.0%

OPERATING INCOME	46,511	5.3%	41,145	4.7%	13.0%

PRETAX INCOME	47,102	5.4%	51,495	5.9%	-8.5%
PROVISION FOR INCOME TAXES	17,168	2.0%	17,287	2.0%	-0.7%

Effective tax rate	36.4%		33.6%
INCOME FROM CONTINUING OPERATIONS	$29,934	3.4%	$34,208	3.9%	-12.5%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(187)	0.0%	(5,133)	-0.6%	-96.4%

NET INCOME	$29,747	3.4%	$29,075	3.3%	2.3%

Revenue

Total revenue increased $9.2 million, or 1.1% from the prior year. The overall increase in revenue is primarily attributable to increases in University and Health Education, which were partially offset by decreased revenue in Transitional Schools, Culinary Arts and Art & Design. Excluding Transitional Schools’ revenue of $11.3 million, total revenue increased $39.8 million, or 4.8%. The increase in revenue in University and Health Education over the prior year to date is primarily attributable to student population growth, as well as improved student retention within University. The revenue decline in Culinary Arts as compared to the prior year to date is due to a combination of the decrease in average student population resulting from the lack of availability of third-party student loan financing for students and lower revenue per student due to the introduction of the 21-month Culinary program. Current year revenue declined in Art & Design, despite an increase in student population, as revenue per student decreased as a result of students taking fewer credits per term as compared to the prior year to date. International’s revenue increased approximately 2.5% from the prior year as a result of student population growth and was negatively impacted by an unfavorable foreign currency exchange rate effect of approximately $9.4 million.

Educational Services and Facilities Expense

Educational services and facilities expense increased $10.9 million, or 3.3% as compared to the prior year to date. The current year expense includes $27.8 million of pretax charges for three of the campuses within Transitional Schools related to lease termination expense and the fair value of remaining lease obligations for vacated space. The previous year to date expense included $6.2 million for severance and stay bonuses associated with our decision to teach out certain campuses and our efforts to reduce redundancies within our organization. Academic expense decreased 8.5% from the prior year to date primarily due to declines within Transitional Schools as these schools’ student populations continue to decline. Culinary Arts and Art & Design academic costs also declined as compared to the prior year to date due to the introduction of revised staffing models in the third and fourth quarters of 2008, which provide greater flexibility to adjust to the changes in student population.

General and Administrative Expense

General and administrative expense remained relatively flat year over year, increasing only $0.3 million from the prior year to date. The prior year to date expense included $5.8 million of severance and stay bonus expense associated with our decision to teach out certain campuses and our efforts to reduce redundancies within the organization. The 8.4% increase in advertising expense primarily occurred within University as we continued to capitalize upon market opportunities. This increase, along with the increase in bad debt expense, were offset by decreases in admissions expense in several segments due to the benefits of prior year actions to reduce headcount and improve operational efficiency.

Bad debt expense incurred by each of our reportable segments during the six months ended June 30, 2009 and 2008 was as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2009	As a % of Segment Revenue	2008	As a % of Segment Revenue
Bad debt expense by segment:
University	$5,609	1.4%	$7,167	2.0%
Culinary Arts	11,798	7.9%	6,706	4.1%
Health Education	2,313	1.6%	3,369	2.9%
Art & Design	4,851	3.8%	3,055	2.3%
International	556	0.9%	493	0.8%

Subtotal	25,127		20,790
Transitional Schools	(47)	-0.4%	1,021	2.4%
Corporate and other	(211)	N/A	(277)	N/A

Total bad debt expense	$24,869	2.8%	$21,534	2.5%

The overall increase in bad debt expense as compared to the prior year to date is primarily attributable to an increase in bad debt expense for both Culinary Arts and Art & Design, as student receivable balances grew as a result of extended payment plans being offered to certain students beginning in the second quarter 2008 as a replacement for the recourse loan program previously provided by Sallie Mae. These increases are partially offset by decreases in University and Health Education bad debt expense resulting from increased funding from government sources, as well as a shift in student population mix toward associate degree programs which have historically experienced higher collection rates. Improvement in overall student retention also contributed to a lower bad debt expense in the current year.

Goodwill and Asset Impairment

During the six months ended June 30, 2008, we recorded a $2.2 million asset impairment charge related to the reduction of asset carrying values related to our AIU – Los Angeles campus, which is currently being taught out.

Operating Income

Operating income increased $5.4 million, or 13.0% from the prior year to date as increases in University and Health Education were partially offset by the decrease in Transitional Schools related to lease termination expense and the fair value of remaining lease obligations for vacated space. Excluding Transitional Schools’

operating loss of $45.3 million, operating income increased $29.0 million, or 46.2% over the prior year to date. Excluding Transitional Schools, the 4.8% increase in revenue over the prior year to date, along with close monitoring of operating expenses, drove the operating income improvement.

Provision for Income Taxes

Our consolidated effective income tax rate for continuing operations was 36.4% for the six months ended June 30, 2009, as compared to 33.6% for the six months ended June 30, 2008. The increase in our effective tax rate from the prior year to date was primarily due to the recording of a valuation allowance on the net operating losses of a foreign subsidiary and an increase in our state income taxes due to earnings mix shifts and various state law changes. In addition, the current year results include lower levels of tax-exempt interest as a percentage of pretax income. Finally, the prior year’s tax rate includes the reduction of tax reserves due to the expiration of the statute of limitations on international tax matters and the closing of a state income tax audit.

Loss from Discontinued Operations

The following campuses are reflected in discontinued operations for both current and prior period financial results: Brooks College, Sunnyvale and Long Beach, CA; International Academy of Design & Technology, Pittsburgh, PA (“IADT – Pittsburgh”); International Academy of Design and Technology, Toronto, Canada (“IADT – Toronto”); and Katherine Gibbs School, Piscataway, NJ. These campuses ceased operations in 2008. As additional schools within the Transitional Schools segment cease operations, the results of operations for all periods presented will be reflected within discontinued operations. Loss from discontinued operations decreased from $5.1 million for the six months ended June 30, 2008 to approximately $0.2 million for the six months ended June 30, 2009, as these campuses had ceased operations in 2008.

SEGMENT RESULTS

Three Months Ended June 30, 2009 as Compared to Three Months Ended June 30, 2008

The following table sets forth unaudited historical segment results for the periods presented. Results for the prior year have been reclassified to be comparable to the current year presentation, primarily due to realignment reflecting the Company’s current organizational structure and our decision to teach out campuses that were previously held for sale.

	For the Three Months Ended June 30,
	(Dollars in thousands)
	REVENUE			OPERATING INCOME (LOSS)		PROFIT (LOSS) MARGIN
	2009	2008	% Change	2009	2008	2009	2008

University	$198,311	$175,358	13.1%	$42,820	$27,475	21.6%	15.7%
Culinary Arts	74,243	77,876	-4.7%	(1,509)	(273)	-2.0%	-0.4%
Health Education	73,394	57,889	26.8%	13,470	3,631	18.4%	6.3%
Art & Design	64,051	63,519	0.8%	5,974	4,485	9.3%	7.1%
International	26,277	24,810	5.9%	3,083	3,205	11.7%	12.9%

Subtotal	436,276	399,452	9.2%	63,838	38,523	14.6%	9.6%
Transitional Schools	4,584	17,588	-73.9%	(28,155)	(6,109)	-614.2%	-34.7%
Corporate and other	(137)	9		(24,602)	(15,494)

Total	$440,723	$417,049	5.7%	$11,081	$16,920	2.5%	4.1%

Total less Transitional Schools	$436,139	$399,461	9.2%	$39,236	$23,029	9.0%	5.8%

	STUDENT STARTS			STUDENT POPULATIONS
	For the Three Months Ended June 30,			As of July 31,
	2009	2008	% Change	2009	2008	% Change
University	12,710	11,590	10%	47,900	41,100	17%
AIU	4,990	4,700	6%	21,600	19,400	11%
Online	4,890	4,560	7%	18,000	15,900	13%
On-ground	100	140	-29%	3,600	3,500	3%
CTU	7,560	6,760	12%	25,300	20,800	22%
Online	6,700	5,980	12%	20,500	16,900	21%
On-ground	860	780	10%	4,800	3,900	23%
Briarcliffe	160	130	23%	1,000	900	11%
Culinary Arts	2,600	1,670	56%	10,600	10,000	6%
Health Education	6,110	4,320	41%	19,600	15,400	27%
Art & Design	2,770	1,460	90%	12,800	12,600	2%
On-ground	2,260	1,230	84%	11,600	12,000	-3%
IADT Online	510	230	122%	1,200	600	100%
International	280	300	-7%	1,400	900	56%

Subtotal	24,470	19,340	27%	92,300	80,000	15%
Transitional Schools	—	20	-100%	800	3,300	-76%

Total	24,470	19,360	26%	93,100	83,300	12%

University’s operating results for the three months ended June 30, 2009 and 2008 are as follows (dollars in thousands):

	Revenue			Operating Income (loss)		Profit (loss) Margin
	2009	2008	% Change	2009	2008	2009	2008
AIU	$104,200	$97,754	6.6%	$25,086	$17,223	24.1%	17.6%
Online	88,157	79,605	10.7%	30,790	21,968	34.9%	27.6%
On-ground	16,043	18,149	-11.6%	(5,704)	(4,745)	-35.6%	-26.1%

CTU	87,120	70,629	23.3%	18,841	11,456	21.6%	16.2%
Online	72,240	57,461	25.7%	20,158	12,218	27.9%	21.3%
On-ground	14,880	13,168	13.0%	(1,317)	(762)	-8.9%	-5.8%

Briarcliffe	6,991	6,975	0.2%	(1,107)	(1,204)	-15.8%	-17.3%

Total University	$198,311	$175,358	13.1%	$42,820	$27,475	21.6%	15.7%

Current quarter revenue increased by $23.0 million, or 13.1% compared to the prior year quarter, driven by growth in University’s online platforms as well as improved student retention for AIU and CTU. Higher student population within AIU and CTU also contributed to this increase.

Current quarter operating income increased by $15.3 million compared to the prior year quarter, or 55.9%. Operating profit margin improved for both our AIU and CTU Online platforms due to revenue increases resulting from higher student populations and improved student retention. The margin increase was also driven by a reduction in admissions expense resulting from actions taken to improve productivity in the admissions process, partially offset by increased advertising expenses for our CTU Online platform.

Culinary Arts. Current quarter revenue declined $3.6 million or 4.7% as compared to the prior year quarter. This decline is due to a combination of the decrease in average student population resulting from the lack of availability of third-party student loan financing for students and lower revenue per student due to the introduction of the 21-month Culinary program. We believe the introduction of our extended payment plans during the second quarter 2008, along with increased Title IV funding and the introduction of a 21-month Culinary program in the first quarter 2009, provide the foundation for more students to enroll in these programs. These actions, along with the addition of two campuses that opened after the first quarter 2008, contributed to the 56% increase in student starts as compared to the prior year quarter. Student retention rates within Culinary Arts also improved in the second quarter of 2009 as compared to the prior year quarter, as we continue to focus on ensuring student success.

Culinary Art’s operating loss in the second quarter of 2009 is primarily due to the decline in revenue and higher levels of bad debt, which more than offset the reduction in operating expenses. Bad debt expense increased, reflecting the use of internal payment plans for those students unable to obtain external financing.

Health Education. Current quarter revenue increased $15.5 million, or 26.8% over the prior year quarter due to higher student population resulting from a 41% increase in student starts as well as higher levels of student retention over the prior year quarter.

Health Education’s operating income increased by $9.8 million over the prior year quarter, and its operating profit margin expanded from 6.3% to 18.4% due to increased revenue and slightly lower administration costs and bad debt expense. Health Education continued to focus its efforts in the current year quarter on improving productivity and operating leverage. Bad debt expense declined due to higher levels of Title IV funding being made available to our students and improved collection efforts at the school level.

In the first quarter of 2009, we made the decision to convert one of our Transitional Schools, Gibbs College – Boston into a health school, focusing on allied health. We are currently working with the appropriate regulators to obtain approval for the introduction of new programs. This location, in addition to the two schools converted in 2008, SBC – Vienna and SBI – Melville, provide us with the opportunity to expand our presence in the Northeast region of the U.S. We expect to open a total of six to eight new campuses across the U.S. in 2009. The expected 2009 operating loss for these new campuses is estimated to be approximately $15 to $20 million. Our Gibbs – Norwalk school has two locations. One of the locations is currently being considered as a potential Health Education school.

Art & Design. Current quarter revenue increased $0.5 million, or 0.8% from the prior year quarter primarily due to a shift in calendars resulting in approximately 1,000 additional student starts and revenue of approximately $3.0 million in the current year quarter. This increase was partially offset as revenue per student declined, resulting from students taking fewer credits per term as compared to the prior year quarter.

Operating income increased $1.5 million, or 33.2% as an increase in bad debt expense was more than offset by the increase in revenue and decrease in total operating expenses. The additional student starts resulting from the shift of calendars resulted in operating income of approximately $2.1 million. Additionally, both academics and admissions expenses decreased as a result of the introduction of standard staffing models at the end of 2008.

International. Current quarter revenue increased 5.9% as compared to the prior year quarter. Excluding the $3.8 million unfavorable impact of foreign currency exchange rates, revenue would have increased approximately 21.3% over the prior year quarter due to strong student population growth.

Operating income decreased slightly from the prior year quarter as foreign exchange rates had an unfavorable impact of approximately $2.1 million.

Transitional Schools. Current quarter revenue declined $13.0 million as compared to the prior year quarter due to the schools no longer enrolling students. We expect revenue to continue to decline as compared to the prior year as the schools continue to wind down their operations. Seven of the eight schools within Transitional Schools will cease operations by the end of 2009. The final school is expected to cease operations in the second half of 2010.

Operating loss within Transitional Schools increased as compared to the prior year quarter. The current quarter operating loss includes $20.0 million of pretax charges consisting of $15.0 million for lease termination expense at our Lehigh Valley location which was paid as of June 30, 2009, and $5.0 million for the fair value of remaining lease obligations for space vacated for our McIntosh location. The prior year quarter results included $0.5 million of severance and stay bonus expense recorded in association with the announcement in the first quarter of 2008 to teach out these schools.

Corporate and other. This category includes costs that are incurred on behalf of the entire Company, including costs attributable to legal, finance, human resources, marketing and certain centralized activities related to student financing, including financial aid processing, student account posting and collections. We allocate a portion of these expenses to our SBU’s based upon a percentage of revenue. The increase in operating expenses as compared to the prior year quarter is primarily due to increased share-based compensation expense of approximately $3.6 million due to adjustments to forfeiture rates and estimated attainment of performance metrics for equity awards, $2.0 million of increased performance-based compensation related to annual incentive plans and $1.5 million of severance expense.

Six Months Ended June 30, 2009 as Compared to Six Months Ended June 30, 2008

The following table sets forth unaudited historical segment results for the periods presented. Results for the prior year have been reclassified to be comparable to the current year presentation, primarily due to realignment reflecting the Company’s current organizational structure and our decision to teach out campuses that were previously held for sale.

	For the Six Months Ended June 30,
	(Dollars in thousands)
	REVENUE			OPERATING INCOME (LOSS)		PROFIT (LOSS) MARGIN
	2009	2008	% Change	2009	2008	2009	2008
University	$388,085	$352,509	10.1%	$80,928	$52,466	20.9%	14.9%
Culinary Arts	149,524	165,065	-9.4%	(2,077)	5,106	-1.4%	3.1%
Health Education	140,762	115,686	21.7%	26,967	8,059	19.2%	7.0%
Art & Design	127,879	134,448	-4.9%	13,342	15,170	10.4%	11.3%
International	60,786	59,277	2.5%	14,454	15,994	23.8%	27.0%

Subtotal	867,036	826,985	4.8%	133,614	96,795	15.4%	11.7%
Transitional Schools	11,332	41,939	-73.0%	(45,328)	(21,674)	-400.0%	-51.7%
Corporate and other	(198)	9		(41,775)	(33,976)

Total	$878,170	$868,933	1.1%	$46,511	$41,145	5.3%	4.7%

Total less Transitional Schools	$866,838	$826,994	4.8%	$91,839	$62,819	10.6%	7.6%

	STUDENT STARTS
	For the Six Months Ended June 30,
	2009	2008	% Change
University	28,810	27,430	5%
AIU	14,260	14,010	2%
Online	12,920	12,730	1%
On-ground	1,340	1,280	5%
CTU	14,080	12,930	9%
Online	12,300	11,290	9%
On-ground	1,780	1,640	9%
Briarcliffe	470	490	-4%
Culinary Arts	5,440	4,200	30%
Health Education	12,490	9,440	32%
Art & Design	4,720	3,520	34%
On-ground	3,880	2,990	30%
IADT Online	840	530	58%
International	1,000	860	16%

Subtotal	66,540	58,380	14%
Transitional Schools	10	1,320	-99%

Total student starts	66,550	59,700	11%

University’s operating results for the six months ended June 30, 2009 and 2008 are as follows (dollars in thousands):

	Revenue			Operating Income (loss)		Profit (loss) Margin
	2009	2008	% Change	2009	2008	2009	2008
AIU	$202,093	$192,707	4.9%	$45,584	$24,217	22.6%	12.6%
Online	165,919	151,576	9.5%	51,876	30,497	31.3%	20.1%
On-ground	36,174	41,131	-12.1%	(6,292)	(6,280)	-17.4%	-15.3%
CTU	170,251	143,365	18.8%	36,666	28,448	21.5%	19.8%
Online	140,323	116,659	20.3%	38,649	28,382	27.5%	24.3%
On-ground	29,928	26,706	12.1%	(1,983)	66	-6.6%	0.2%
Briarcliffe	15,741	16,437	-4.2%	(1,322)	(199)	-8.4%	-1.2%

Total University	$388,085	$352,509	10.1%	$80,928	$52,466	20.9%	14.9%

Current year revenue increased by $35.6 million, or 10.1% compared to the prior year driven by growth in University’s online platforms resulting from strong carry-in population, the 5% increase in student starts and improved student retention.

Current year operating income increased by $28.5 million, or 54.2% compared to the prior year to date. Operating profit margin improved for both our AIU and CTU Online platforms due to revenue increases resulting from higher student populations, improved student retention and a reduction in admissions expense resulting from actions taken to improve productivity in the admissions process. These increases more than offset increased advertising expense for our CTU Online platform.

Culinary Arts. Current year revenue declined $15.5 million or 9.4% as compared to the prior year due to a combination of the decrease in average student population resulting from the lack of availability of third-party student loan financing for students and lower revenue per student due to the introduction of the 21-month Culinary program. We believe the introduction of our extended payment plans during the second quarter 2008, along with increased Title IV funding and the introduction of a 21-month Culinary program in the first quarter 2009, provide the foundation for more students to enroll in these programs. These actions, along with the addition of two campuses that opened after the first quarter 2008, contributed to the 30% increase in student starts as compared to the prior year to date. Student retention rates within Culinary Arts also improved in the six months ended June 30, 2009, as we continue to focus on ensuring student success.

Culinary Art’s operating loss for current year to date is primarily due to the decline in revenue, more than offsetting the reduction in total operating expenses. Bad debt expense increased, reflecting the use of internal payment plans for those students unable to obtain external financing.

Health Education. Current year revenue increased $25.1 million, or 21.7% over the prior year six months ending due to an increase in student population over the prior year to date resulting from a strong carry-in student population from the fourth quarter 2008 and a 32% increase in student starts over the prior year to date. Health Education’s current year revenue also benefited from a decrease in student attrition and improved completion rates of programmatic studies.

Health Education’s operating income increased by $18.9 million over the prior year’s six months ended June 30, and its operating profit margin expanded from 7.0% to 19.2% due to increased revenue and lower administration costs and bad debt expense. Health Education continued to focus its efforts in the current year to date on improving productivity and operating leverage. Bad debt expense declined due to higher levels of Title IV funding made available to our students.

Art & Design. Current year revenue declined 4.9% from the prior year to date, despite an increase in student population, as revenue per student declined since students took fewer credits per term as compared to the prior year‘s six months ended June 30, 2008.

The decline in Art & Design’s current year operating income was mainly driven by the lower revenue as compared to the prior year to date that more than offset reductions in operating expenses, including both academics and admissions expenses.

International. Current year to date revenue increased 2.5% as compared to the prior year to date, resulting from additional tuition fees due to strong student population growth. Excluding the $9.4 million unfavorable impact of foreign currency exchange rates, revenue would have increased 18.4% over the prior year to date.

Operating income decreased $1.5 million or approximately 9.6% as foreign exchange rates had an unfavorable impact of approximately $4.0 million.

Transitional Schools. Current year to date revenue declined $30.6 million as compared to the prior year to date due to the schools no longer enrolling students. We expect revenue to continue to decline as compared to the prior year periods as the schools continue to wind down their operations.

The current year to date operating loss includes $27.8 million of pretax charges related to lease termination expense at our Lehigh Valley location, which was paid as of June 30, 2009, and the fair value of remaining lease obligations for vacated space at our McIntosh and Gibbs – New York locations. The prior year’s results included $7.7 million of severance and stay bonus expense recorded in association with the announcement in the first quarter of 2008 to teach out these schools and $2.2 million asset impairment charge related to the reduction of asset carrying values related to our AIU – Los Angeles campus which is being taught out.

Corporate and other. This category includes costs that are incurred on behalf of the entire Company, including costs attributable to legal, finance, human resources, marketing and certain centralized activities related to student financing, including financial aid processing, student account posting and collections. We allocate a portion of these expenses to our SBU’s based upon a percentage of revenue. The increase in operating expenses as compared to the prior year quarter is primarily due to increased share-based compensation expense of approximately $3.6 million due to adjustments to forfeiture rates and expected attainment of performance metrics for equity awards during the second quarter 2009, $2.0 million of increased performance-based compensation related to annual incentive plans and $1.5 million of severance expense.

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

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

As of June 30, 2009, cash, cash equivalents, and investments totaled $243.8 million. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We finance our operating activities and our organic growth primarily through cash generated from operations. We finance acquisitions primarily through funding from credit facility borrowings and cash generated from operations. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, and lease commitments through at least the next 12 months primarily with cash generated by operations, existing cash balances, and, if necessary, borrowings under our existing credit agreement.

The ED requires that Title IV Program funds collected in advance of student billings be kept in a separate cash account until students are billed for the portion of their program related to those Title IV Program funds collected. The ED further requires that Title IV Program funds be disbursed to students within three business days of receipt. We do not recognize restricted cash balances on our unaudited consolidated balance sheets until all restrictions have lapsed with respect to those balances. As of June 30, 2009 and 2008, the amount of restricted cash balances recorded in separate cash accounts was not significant. Also included in cash and cash equivalents within our unaudited consolidated balance sheets are amounts related to certain of our European campuses that are operated as not-for-profit schools. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. The amount of not-for-profit cash and cash equivalents with restrictions was $36.5 million and $48.8 million at June 30, 2009 and December 31, 2008, respectively. Restrictions on these cash balances have not affected, nor do we believe that such restrictions will affect, our ability to fund our daily operations.

Sources and Uses of Cash

Operating Cash Flows

During the six months ended June 30, 2009 and 2008, net cash flows provided by operating activities totaled $51.7 million and $53.7 million, respectively, resulting in a $2.0 million decrease as compared to the prior year to date.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students finance tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, school payment plans, private and institutional scholarships and cash payments. The following table summarizes our U.S. schools’ cash receipts from tuition payments by fund source as a percentage of total tuition payments received for the six months ended June 30, 2009 and 2008. The percentages reflected therein were determined based upon our U.S. schools’ cash receipts for the six months ended June 30, 2009 and 2008.

	For the Six Months Ended June 30,
	2009	2008
Title IV Program funding
Stafford loans	58.9%	46.7%
Grants	15.0%	13.0%
PLUS loans	4.6%	5.0%

Total Title IV Program funding	78.5%	64.7%

Private loans
Non-recourse loans	2.5%	11.7%
Recourse loans	0.0%	2.3%

Total private loans	2.5%	14.0%

Scholarships, grants and other	4.1%	4.4%
Cash payments	14.9%	16.9%

Total tuition receipts	100.0%	100.0%

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

Investing Cash Flows

During the six months ended June 30, 2009, net cash flows provided by investing activities totaled approximately $84.7 million compared to net cash flows used in investing activities of $98.7 million for the six months ended June 30, 2008. The increase in net cash for investing activities is primarily attributable to greater net sales of available-for-sale investments in 2009 as compared to the prior year for the repurchase of our common shares.

Capital Expenditures. Capital expenditures increased $3.6 million, or approximately 13.8%, from $26.5 million during the six months ended June 30, 2008, to $30.1 million during the six months ended June 30, 2009. Capital expenditures represented 3.4% and 3.0%, respectively, of total revenue from continuing and discontinued operations during the six months ended, June 30, 2009 and 2008.

Financing Cash Flows

During the six months ended June 30, 2009 and 2008, net cash flows used in financing activities totaled $138.0 million and $13.0 million, respectively. The increased use in financing activities is primarily attributable to an increase in share repurchases during the first and second quarter of 2009 as compared to the prior year.

Credit Agreement. As of June 30, 2009, we had no outstanding debt and had letters of credit totaling approximately $11.7 million outstanding under our U.S. Credit Agreement, with $173.3 million in credit availability as of June 30, 2009.

Repurchases of Shares. During the six months ended June 30, 2009, we repurchased 6.6 million shares of our common stock for approximately $140.0 million at an average price of $21.26 per share. During the six months ended June 30, 2008, we repurchased approximately 1.0 million shares of our common stock for approximately $13.8 million at an average price of $13.86 per share. Repurchases of shares during the six months ended June 30, 2009 and 2008 were primarily funded by cash generated from operating activities and the sale of available-for-sale investments.

On August 4, 2009, our Board of Directors authorized the use of an additional $200.0 million to repurchase outstanding shares of our common stock under our stock repurchase program. This is in addition to the $55.5 million available under the program as of June 30, 2009. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Contractual Obligations

As of June 30, 2009, there have been no significant changes to our contractual obligations from December 31, 2008, and we were not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

During the second quarter 2008, we extended our licensing arrangement with Le Cordon Bleu International for an additional five-year period beginning January 1, 2009. The royalty rate under the licensing arrangement for eligible culinary arts campuses became 6% beginning January 1, 2009. No additional consideration was exchanged in connection with the extension.

On August 4, 2009, we agreed to acquire all rights to the Le Cordon Bleu brand in the educational services field for the U.S. and Canada and have agreed to terminate its current licensing agreement. As part of the transaction, we also acquired the right of first refusal with regards to ownership of all non-acquired brand rights and operations of Le Cordon Bleu International. The purchase price is estimated to be $135 million, comprised of $25 million in cash and 3 million shares of CEC common stock, due upon closing and a 30-month earn-out payment based upon Culinary Arts revenue. We anticipate that the transaction will close during the third quarter 2009 and will result in annual operating expense savings of $15 to $20 million.

Changes in Financial Position – June 30, 2009 compared to December 31, 2008

Selected unaudited consolidated balance sheet account changes from December 31, 2008 to June 30, 2009 are as follows:

	As of
	June 30, 2009	December 31, 2008	% Change
	(Dollars in thousands)
Assets
Current assets:
Investments	$148,757	$263,953	-44%
Liabilities
Current liabilities:
Accounts payable	37,202	28,450	31%
Accrued expenses:
Income Taxes	11,344	29,224	-61%
Non-current liabilities:
Other liabilities, net	22,775	13,983	63%
Total Stockholders’ equity	849,936	947,652	-10%

Investments: The $115.2 million decrease in investments is primarily driven by the sale of investments for the repurchase of our common shares during the first six months of 2009.

Accounts payable: The $8.8 million increase is due to the timing of receipt of certain invoices as well as effective management of our working capital.

Accrued expenses – Income Taxes: The $17.9 million decrease is mainly due to the payments of federal and state taxes relating to 2008, as well as estimated taxes associated with the first quarter of 2009.

Non-current liabilities – Other liabilities, net: The $8.8 million increase primarily relates to the pretax charge of $27.8 million recorded in the first and second quarters of 2009 representing lease termination expense and the fair value of future lease obligations for vacated space within Transitional Schools, of which approximately $15.0 million was paid by the end of the second quarter.

Total Stockholders’ Equity: The $97.7 million decrease was primarily due to the increase in the cost of shares in treasury, as we continued our share repurchase program repurchasing approximately $140.0 million of our common stock in 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We use various techniques to manage our market risk, including, from time to time, the use of derivative financial instruments. We do not use derivative financial instruments for speculative purposes.

A portion of our municipal bond investments are auction rate securities (“ARS”) with maturities that range from 28 to 365 days. ARS generally have stated terms to maturity of greater than one year. However, we classify investments in ARS as current on our unaudited consolidated balance sheets due to our ability to divest our holdings at auction maturity, which is less than one year. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed, continue to accrue interest and are auctioned on a set interval until the auction succeeds, the issuer calls the securities, or they mature. As of June 30, 2009, we do not consider the value of our investments in ARS to be impaired. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. Municipal bonds that are invested in ARS were $12.9 million as of June 30, 2009 and December 31, 2008.

Interest Rate Exposure

Any outstanding borrowings under our credit agreement bear annual interest at variable rates tied to the prime rate and the British Bankers Association LIBOR rate. As of June 30, 2009 and December 31, 2008, we had no outstanding borrowings under this agreement.

We estimate that the book value of our investments, debt instruments, and any derivative financial instruments approximated their fair values as of June 30, 2009 and December 31, 2008. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

Foreign Currency Exposure

We are subject to foreign currency exchange exposures arising from current and anticipated transactions denominated in currencies other than the U.S. dollar, and from the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts. Specifically, we are subject to risks associated with fluctuations in the value of the Euro and the British pound vis-à-vis the U.S. dollar. Our investment in our foreign operations as of June 30, 2009, was not significant to our consolidated financial position, and the book values of the assets and liabilities of such foreign operations as of June 30, 2009, approximated their estimated fair values.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2009, as defined in Exchange Act Rule 13a-15(e), and concluded that those controls and procedures were effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Highly-Regulated Field in Which We Operate

If our U.S. schools fail to comply with the extensive federal regulatory requirements for school operations in the educational services industry, we could incur financial penalties, restrictions on our operations, loss of federal and state financial aid funding for our students, or loss of our authorization to operate our U.S. schools.

Federal regulatory requirements cover virtually all phases of the operations of our U.S. schools and those of our competitors, including educational program offerings, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw, financial aid to students, acquisitions of or opening new institutions, addition of new educational programs, and changes in corporate structure and ownership. The U.S. Department of Education (“ED”) is our primary federal regulator, pursuant to the Higher Education Act of 1965, as amended and as reauthorized by the Higher Education Act signed into law on August 14, 2008 (“HEA”).

A significant portion of our U.S.-based students rely on student aid and loan programs under Title IV of HEA (“Title IV Programs”) and we derive a substantial portion of our revenue and cash flows from the Title IV Programs.

All of our U.S. schools participate in Title IV Programs and so are subject to extensive regulation by the ED, various state agencies and accrediting commissions. To participate in Title IV Programs, a school must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by the ED, and be certified by the ED as an eligible institution. Most ED requirements are applied on an institutional basis, with an institution defined by the ED as a main campus and any of its branch campuses or locations.

The following are some of the most significant regulatory requirements and risks related to governmental and accrediting body oversight of our schools:

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

•

We may be required to post a letter of credit or accept other limitations, including operating restrictions, to continue our U.S. schools’ participation in Title IV Programs if we or our schools do not meet the ED’s financial responsibility standards or if our schools do not correctly calculate and timely return Title IV Program funds for students who withdraw before completing their program of study. ED applies its quantitative financial responsibility tests annually based on the school’s audited financial statements and may apply the tests if a school undergoes a change in control or other circumstances. ED also may apply the tests to us, as the parent company of our schools, and to other related entities. The ED’s operating restrictions include transferring institutions to a cash- monitoring system or reimbursement instead of the ED’s standard advance funding of Title IV funds, which may result in a significant delay in receiving the funds.

•

Any of our U.S. schools may lose eligibility to participate in Title IV Programs if, on a cash basis, the percentage of the U.S. school’s revenue derived from Title IV Programs for two consecutive fiscal years is greater than 90%. Under HEA’s “90-10 Rule,” a proprietary school that fails to derive at least 10% of its revenue from non-Title IV sources at the end of a fiscal year will be placed on provisional participation status for two fiscal years. If the school does not satisfy the 90-10 rule for two consecutive fiscal years, it loses its eligibility to participate in the Title IV Programs for at least two fiscal years. If a school violates the 90-10 Rule and became ineligible to participate in Title IV Programs but continues to disburse Title IV Program funds, the ED would require the school to repay all Title IV Program funds received by it after the effective date of the loss of eligibility.

•

We may be required to accept limitations to continue our U.S. schools’ participation in Title IV Programs if we fail to satisfy the ED’s administrative capability standards, covering staffing, procedures for disbursing and safeguarding Title IV funds, and reporting and other procedural matters. If a school fails to meet these criteria, the ED may require repayment of previously disbursed Title IV funds, place the school on provisional certification status, or transfer the school from the ED’s advance funding arrangement to another funding program, impose fines, or limit or terminate the school’s participation in Title IV Programs.

•

Our U.S. schools are subject to sanctions if payments of impermissible commissions, bonuses or other incentive payments are made to individuals involved in certain recruiting, admissions or financial aid activities.

•

We may be required to accept limitations to continue our U.S. schools’ participation in Title IV Programs if we fail to satisfy the ED’s administrative capability standards, covering staffing, procedures for disbursing and safeguarding Title IV funds, and reporting and other procedural matters. If a school fails to meet these criteria, the ED may require repayment of previously disbursed Title IV funds, place the school on provisional certification status, or transfer the school from the ED’s advance funding arrangement to another funding program, impose fines, or limit or terminate the school’s participation in Title IV Programs.

•

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

The ED is currently in the process of rulemaking to implement certain parts of HEA enacted in August 2008. Any changes in the ED’s regulations could affect the ability of our students to obtain federal funding under Title IV Programs, impact our operations, and have other consequences for us, as can changes in legislation or regulations of other regulatory bodies overseeing our education programs.

The agencies, including the ED, that regulate our U.S. schools periodically revise their requirements and modify their interpretations of existing requirements. On May 26, 2009, the ED published a notice in the Federal Register announcing the ED’s intention to establish five negotiated rulemaking committees that will meet in the summer and fall of 2009. Under negotiated rulemaking, the ED works to develop a Notice of Proposed Rulemaking in collaboration with representatives of the parties who will be affected significantly by the regulations, through a series of meetings during which the representatives work with the ED to come to consensus on the ED’s proposed regulations. The newly announced ED committees will address lender and general loan issues, school-based loan issues, accreditation, discretionary grants, and general and non-loan programmatic issues.

We cannot predict with certainty the impacts of the ED’s negotiated rulemaking process on Title IV Program eligibility or our operations, or other legislative or regulatory changes of the agencies regulating our education programs, how any resulting regulations will be interpreted or whether our schools will be able to comply with these requirements in the future. Any actions by the U.S. Congress or the ED that affect Title IV funding availability, funding vehicles or institutional or student funding eligibility requirements, or actions by other bodies that affect our programs and operations, could have a material adverse effect on our student enrollments, our ability to remain eligible for Title IV Programs and our results of operations and cash flows.

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

Any failure to comply with state authorization and regulatory requirements, or new state legislative or regulatory initiatives affecting our schools, could have an adverse effect on our enrollments, operations, access to Title IV funds and profitability.

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

Even if we maintain compliance with applicable governmental and accrediting body regulations, increased regulatory scrutiny or adverse publicity arising from allegations of non-compliance may increase our costs of regulatory compliance and adversely affect our financial results, growth rates, and prospects. State legislatures often consider legislation affecting regulation of post-secondary educational institutions; enactment of this legislation and ensuing regulations impose substantial costs on our schools to modify their operations in order to comply with the changing regulatory environment. Several states have attempted to assert jurisdiction over schools that hire faculty or staff who live in the state, that advertise and recruit students in the state, or that have no physical location in the state but offer online programs to students who reside in the state. In the future, states may enact legislation or issue regulations that specifically address online educational programs such as those offered by AIU, CTU and IADT or otherwise affect our schools’ operations.

If we fail to comply with current state licensing or authorization requirements, or determine that we are unable to cost-effectively comply with new state licensing or authorization requirements, we could lose enrollments and revenues in any affected states, which could materially affect our revenues and our growth opportunities.

Changes in or loss of accreditation of our schools and programs could negatively affect student enrollment and retention at our schools, our growth prospects, our reputation and our financial condition.

In the U.S., accrediting agencies periodically review the academic quality of an institution’s instructional programs and its administrative and financial operations to ensure that the institution has the resources to perform its educational mission. ED relies on accrediting agencies to assess whether an institution’s education programs qualify the school to participate in Title IV Programs.

Many states require professional programs to be accredited, and require individuals who must pass professional license exams to have graduated from accredited programs. While programmatic accreditation is not a sufficient basis to qualify for institutional Title IV Program certification, programmatic certification assists program graduates to practice as professionals or otherwise seek employment in their chosen field.

If one of our schools or programs were to be placed on probationary accreditation status or fail to qualify for or maintain accreditation, we would likely experience adverse publicity, impaired ability to attract and retain students and substantial expense to obtain unqualified accreditation status. Any loss of institutional accreditation would result in a loss of Title IV Program funds for the affected school and its students. Such events could have a material adverse impact on our revenues, cash flows and financial condition.

Increased scrutiny by various governmental agencies regarding student loan activities, including relationships between student loan providers and educational institutions and their employees, have produced uncertainty concerning restrictions applicable to administration of Title IV Programs and the funding for those programs. If these uncertainties are not satisfactorily or timely resolved, we may face increased regulatory burdens and costs or experience adverse impacts on our student enrollment. Investigations, claims, and actions against us and other post-secondary education providers could adversely affect our reputation, revenues, financial results and stock price.

We and other post-secondary education providers have been subject to increased regulatory scrutiny and litigation in recent years. In 2007 and 2008, state attorneys general, the ED, the U.S. Congress and other parties have increasingly focused on student loan programs, including Title IV Programs, investigating allegations of conflicts of interest between some institutions and lenders that provide Title IV loans, lenders providing questionable incentives to schools or school employees, claims of deceptive marketing practices for student loans, and schools steering students to specific lenders. Several institutions and lenders have been cited for these problems and have made monetary payments to settle those claims.

In response to allegations on student loan programs, Congress has passed new laws, the ED has enacted stricter regulations, and several states have adopted codes of conduct or enacted state laws that further regulate the conduct of lenders, schools, and school personnel. These new laws and regulations, among other things, limit schools’ relationships with lenders, restrict the types of services that schools may receive from lenders, prohibit lenders from providing other types of loans to students in exchange for Title IV loan volume from schools, require schools to provide additional information to students concerning institutionally preferred lenders, and significantly reduce the amount of federal payments to lenders who participate in the Title IV loan programs. A number of schools, including our schools, have entered into codes of conduct regarding student referrals to lenders in various states.

Allegations against the overall student lending and post-secondary education sectors may impact general public perceptions of educational institutions, including us, in a negative manner. Adverse media coverage regarding other educational institutions or regarding us directly could damage our reputation. The environment surrounding access to and cost of student loans remains in a state of flux, with additional legislation and regulatory changes being actively considered at the federal and state levels. The uncertainty surrounding these issues, and any resolution of these issues that increases loan costs or reduces students’ access to Title IV loans, could reduce student demand for our programs, adversely impact our revenues and operating profit or result in increased regulatory scrutiny.

Risks Related to Our Business

A substantial decrease in student financing options, or a significant increase in financing costs for our students, could have a material adverse affect on our student population, revenue and financial results.

Tightened credit markets in the U.S. economy, recent federal legislation and proposed regulations affecting higher education loans and addressing credit market problems, any changes in federal funding levels for federal student financial aid programs, or changes in other governmental or regulatory bodies’ laws, regulations and practices relating to other student financial aid programs, has caused some lenders, including some lenders that have previously provided Title IV loans to our students, to cease providing Title IV loans to students. Other lenders have reduced the benefits and increased the fees associated with the Title IV loans they do provide. In addition, the new regulatory refinements may result in higher administrative costs for schools, including us. If the costs of Title IV loans increase or if availability decreases, some students may decide not to enroll in a post-secondary institution, which could have a material adverse effect on our enrollments, revenue and results of operations.

We are working with third parties as well as internally to implement funding programs that will assist our students in continuing their program of study. We have provided payment plans directly to certain students to ensure that they can finish their existing educational programs with us and to allow new students to attend our schools. As of June 30, 2009, we have committed to approximately $50.7 million of funding through extended payment plans.

Any actions by the U.S. Congress, ED or other regulatory bodies that significantly reduce funding for Title IV Programs or the ability of our students to participate in these Programs, or establish different or more stringent requirements for our U.S. schools to participate in Title IV Programs, could have a material adverse effect on our student population, results of operations and cash flows.

Budget constraints in states that provide state financial aid to our students could reduce available financial aid, which could adversely affect our student population. Alternatively, improved state financing may result in increased support for lower-priced public institutions, which may increase competition for students.

A significant number of states in which our schools operate face budget constraints that may reduce state appropriations in a number of areas including state student financial aid, but we cannot predict the amount or timing of any such reductions. If state funding for our students decreases and our students are unable to secure alternative sources of funding for their education, our student population could be adversely affected, which could have a material adverse effect on our results of operations, financial position, and cash flows. Increased state support for public institutions and community colleges, resulting in increased competition for students, could have a material adverse effect on our results of operations, financial position and cash flows.

If we are unable to successfully resolve pending or future litigation and regulatory and governmental inquiries involving us, our financial condition, results of operations and growth prospects could be adversely affected.

We are subject to various lawsuits, investigations and claims covering a range of matters, including, but not limited to, claims involving students and employees including, from time to time, qui tam actions filed in federal court by individual plaintiffs on behalf of themselves and the federal government alleging that we submitted false claims or statements to the ED in violation of the False Claims Act. Qui tam actions are filed under seal, and remain under seal until the government decides whether it will intervene in the case. If the government elects to intervene in an action, it assumes primary control of that matter; if the government elects not to intervene; individual plaintiffs may continue the litigation at their own expense on behalf of the government.

We cannot predict the ultimate outcome of these matters and expect to continue to incur significant defense costs and other expenses in connection with them. We may be required to pay substantial damages or settlement costs in excess of our insurance coverage related to these matters. Government investigations and any related legal and administrative proceedings may result in the institution of administrative, civil injunctive or criminal proceedings against us and/or our current or former directors, officers or employees; or the imposition of significant fines, penalties or suspensions, or other remedies and sanctions. Any of such costs and expenses could have a material adverse effect on our financial condition and results of operations and the market price of our common stock.

If we fail to effectively identify, pursue and integrate acquired schools, both in the U.S. and outside of the U.S., our growth could be slowed and our profitability may be adversely affected.

Acquisitions are one component of our overall long-term growth. From time to time, we engage in evaluations of, and discussions with, possible domestic and international acquisition candidates. We may not be able to identify suitable acquisition opportunities, acquire institutions on favorable terms, or successfully integrate or profitably operate acquired institutions. If we use debt to finance future acquisitions or issue securities in connection with future acquisitions, such acts could dilute the holdings of our stockholders.

Because an acquisition is considered a change in ownership and control of the acquired institution under applicable regulatory standards, we must obtain approval from the ED, most applicable state agencies and accrediting agencies and possibly other regulatory bodies when we acquire an institution.

We have in the past, and may in the future, acquire schools in international markets. There may be difficulties and complexities associated with our expansion into international markets, and our strategies may not succeed beyond our current markets. If we do not effectively address these risks, our growth and ability to compete may be impaired.

If we fail to effectively identify, establish, and operate new schools and new branch campuses of our existing schools, or to offer new educational programs, our growth may be slowed and our profitability may be adversely affected.

As part of our growth strategy, we anticipate opening new schools, new branch campuses of our existing schools throughout the U.S, and offering new educational programs. These activities require us to invest in management and capital expenditures, incur marketing and advertising expenses, and devote resources that are different from those required to operate our existing schools. We may be unable to identify or acquire suitable expansion opportunities to help maintain or accelerate our current growth rate, or to successfully integrate a new school or branch campus. Any failure by us to effectively identify, establish and manage the operations of a new school or branch campus could slow our growth and make any newly-established school or branch campus more costly to operate than we had planned, which could have an adverse effect on our results of operations.

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

If we continue to acquire schools outside of the U.S., we will be subject to risks inherent in having non-domestic operations, including unfamiliar statutes and regulations for employees and post-secondary institutions, currency exchange rate fluctuations, limits on repatriation of profits, U.S.-foreign tax treaties and taxing authority, and possible economic or political instability in the countries in which we expand.

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

The loss of our key personnel could harm us.

Our future success depends largely on the skills, efforts, and motivation of our executive officers and other key personnel, as well as on our ability to attract and retain highly qualified corporate management and our schools’ ability to attract and retain highly qualified faculty members and administrators. We face competition in hiring personnel who possess the skill sets that we seek. In addition, key personnel may leave us and subsequently compete against us. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on our results of operations or financial condition.

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

We could experience decreasing enrollments or decreasing growth in our enrollments in our schools due to changing demographic trends in family size, overall declines in enrollment in post-secondary schools, job growth in fields unrelated to our core disciplines, or other societal factors.

Projections in a September 2008 NCES report show enrollment in degree-granting post-secondary institutions increasing 12% to approximately 19.9 million students over the 10-year period ending in fall 2016, slower than the 23.6% increase reported for the prior 10-year period of 14.4 million in 1996 to 17.8 million in 2006. Such a decline in the overall growth rate in the post-secondary education sector would result in increased competition for students for our programs and could impact our ability to attract and retain students and affect our growth rate in enrollments. If we cannot attract new students, or develop new curricula to attract prospective students who seek degrees in fields other than our core disciplines, we may be unable to achieve our growth strategies, which could have a material adverse effect on our revenues, results of operations, financial condition and market price of our common stock.

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

Post-secondary education is a highly fragmented and competitive field. Our schools compete with traditional public and private two-year and four-year colleges and universities, other proprietary schools, other online education providers, and alternatives to higher education, such as immediate employment and military service. Some public and private institutions charge lower tuition for courses of study similar to those offered by our schools due, in part, to government subsidies, government and foundation grants, tax-deductible contributions, and other financial resources not available to proprietary institutions. Our competitors may have substantially greater financial and other resources than we do. We expect to experience more competition as more colleges, universities, and other post-secondary education providers increase their online program offerings. An increase in competition could affect the success of our marketing efforts and enable our competitors to recruit prospective students more effectively, or reduce our tuition charges and increase spending for marketing efforts, which could adversely impact our results of operations, financial condition and cash flows.

Our credit agreement limits our ability to take various actions.

Our credit agreement limits our ability to take various actions, including paying dividends and disposing of assets, and may restrict us from taking actions that management believes would be desirable and in the best interests of us and our stockholders. Our credit agreement also requires us to satisfy specified financial and non-financial covenants. A breach of any of those covenants could result in an event of default under the agreement and allow the lenders to pursue various remedies, including accelerating the repayment of any indebtedness outstanding, any of which could have a material adverse effect on our operations and financial condition.

Our future operating results and financial conditions would be materially adversely affected if a “change in control” is deemed to occur under our share-based compensation plans.

As of June 30, 2009, one stockholder owned approximately 19.3% of the combined voting power of our then outstanding common stock. If any person or entity (including a group) were to acquire and beneficially own 20% or more of the combined voting power of our common stock under our 1998 Employee Incentive Compensation Plan or 35% or more of the combined voting power of our common stock under our 2008 Incentive Compensation Plan and of awards outstanding under our 1998 Non-Employee Directors’ Stock Option Plan, a change in control for purposes of those plans and awards would be deemed to have occurred. If a change in control occurred, we would be required to accelerate share-based compensation expense and record an additional liability in an amount equal to the estimated obligation that would be due to those plan participants who have the right and choose to surrender all or part of a share-based award in exchange for cash. This recognition of additional expense could have a material adverse affect on our operating results and financial condition. See Note 9, “Share-Based Compensation” of the notes to our unaudited consolidated financial statements for further discussion of the effects of a change in control under our share-based compensation plans.

We are subject to privacy laws and regulations both domestically and in the countries in which our foreign schools operate, due to our collection and use of personal information. Any violations of those laws, or any breach, theft or loss of that information, could adversely affect our reputation and operations.

Our efforts to attract and enroll students result in us collecting, using and keeping substantial amounts of personal information regarding applicants, our students, faculty, their families and alumni, including social security numbers, financial data, or health data. We also maintain personal information about our employees in the ordinary course of our activities. Our services, the services of many of our health plan and benefit plan vendors, and other information can be accessed globally through the internet. Our computer networks and those of our vendors that manage confidential information for us may be vulnerable to unauthorized access, theft or misuse, hackers, computer viruses, or third parties in connection with hardware and software upgrades and changes. Our services can be accessed globally via the Internet, so we may be subject to privacy laws in countries outside the U.S. from which students access our services, which laws may constrain the way we market and provide our services. While we utilize security and business controls to limit access to and use of personal information, any breach of student or employee privacy or errors in storing, using or transmitting personal information could violate privacy laws and regulations resulting in fines or other penalties. A breach, theft of loss of personal information held by us or our vendors, or a violation of the laws and regulations governing privacy could have a material adverse effect on our reputation or result in additional regulation, compliance costs or investments in additional security systems to protect our computer networks.

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

We believe that many students pursue post-secondary education to be more competitive in the job market. However, a protracted economic slowdown could increase unemployment and diminish job prospects generally. Diminished job prospects and heightened financial worries could affect the willingness of students to incur loans to pay for post-secondary education and to pursue post-secondary education in general. As a result, our enrollments could suffer.

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

The trading price of our common stock may fluctuate substantially as a result of a number of factors, some of which are not in our control. These factors include:

•	changes in the student lending and credit markets;

•	our ability to meet or exceed expectations of analysts or investors;

•	quarterly variations in our operating results;

•	changes in the legal or regulatory environment in which we operate;

•	general conditions in the post-secondary education field, including changes in the ED, state laws and regulations and accreditation standards, or availability of student financing;

•	the initiation, pendency or outcome of litigation, regulatory reviews and investigations, and any related adverse publicity;

•	changes in our earnings estimates by analysts;

•	future impairment of goodwill or other intangible assets;

•	price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many companies that provide post-secondary education in recent periods;

•	the loss of key personnel; and

•	general economic conditions.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the six months, June 30, 2009:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2009 – January 31, 2009	—	$—	—	$195,466,742
February 1, 2009 – February 28, 2009	506,400	24.74	506,400	182,940,464
March 1, 2009 – March 31, 2009	1,245,832	22.05	1,245,832	155,469,103
April 1, 2009 – April 30, 2009	—	—	—	155,469,103
May 1, 2009 – May 31, 2009	3,588,147	20.65	3,588,147	81,378,795
June 1, 2009 – June 30, 2009	1,245,795	20.80	1,245,795	55,469,344

Total	6,586,174		6,586,174

(1)	As of June 30, 2009, our Board of Directors had authorized us to use up to approximately $800.2 million for the repurchase of shares of our outstanding common stock. Pursuant to this stock repurchase program, we may repurchase shares of our outstanding common stock on the open market or in private transactions from time to time, depending on factors including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. On August 4, 2009, our Board of Directors authorized the use of an additional $200.0 million to repurchase outstanding shares of our common stock. This is in addition to the $55.5 million available under the program as of June 30, 2009.

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION

Date: August 5, 2009	By:	/S/ GARY E. MCCULLOUGH
Gary E. McCullough
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2009	By:	/S/ MICHAEL J. GRAHAM
Michael J. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)