Form 10-Q
period 2009-09-30
CAREER EDUCATION CORP
filed 2009-11-04
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Number of shares of registrant’s common stock, par value $0.01, outstanding October 31, 2009: 86,525,966

CAREER EDUCATION CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$248,064	$244,726
Investments	225,733	263,953

Total cash and cash equivalents and investments	473,797	508,679
Receivables:
Students, net of allowance for doubtful accounts of $43,284 and $35,068 as of September 30, 2009 and December 31, 2008, respectively	62,084	58,930
Other, net	8,782	9,184
Prepaid expenses	46,902	46,140
Inventories	9,935	12,332
Deferred income tax assets	17,344	17,344
Other current assets	5,965	9,170
Assets of discontinued operations	7,241	7,973

Total current assets	632,050	669,752

NON-CURRENT ASSETS:
Property and equipment, net	299,783	304,722
Goodwill	378,374	376,072
Intangible assets, net	184,151	39,904
Deferred income tax assets	9,268	9,434
Other assets, net	18,262	17,439

TOTAL ASSETS	$1,521,888	$1,417,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$849	$354
Accounts payable	51,393	28,330
Accrued expenses:
Payroll and related benefits	83,967	63,181
Advertising and production costs	27,840	21,504
Income taxes	12,031	29,224
Royalty payments	20,738	1,476
Other	48,328	47,750
Deferred tuition revenue	206,804	153,595
Liabilities of discontinued operations	13,076	9,884

Total current liabilities	465,026	355,298

NON-CURRENT LIABILITIES:
Long-term debt and capital lease obligations, net of current maturities	3,110	1,889
Deferred rent obligations	97,026	97,641
Royalty payments	29,791	—
Other liabilities, net	16,461	13,983

Total non-current liabilities	146,388	113,513

SHARE-BASED AWARDS SUBJECT TO REDEMPTION	1,524	860
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 95,367,433 and 93,306,542 shares issued, 86,507,738 and 89,748,242 shares outstanding as of September 30, 2009 and December 31, 2008, respectively	954	933
Additional paid-in capital	240,753	222,523
Accumulated other comprehensive income	11,762	5,774
Retained earnings	857,375	807,500
Cost of 8,859,695 and 3,558,300 shares in treasury as of September 30, 2009 and December 31, 2008, respectively	(201,894)	(89,078)

Total stockholders’ equity	908,950	947,652

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,521,888	$1,417,323

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUE:
Tuition and registration fees	$436,530	$383,337	$1,279,919	$1,213,051
Other	23,382	19,627	57,722	52,947

Total revenue	459,912	402,964	1,337,641	1,265,998

OPERATING EXPENSES:
Educational services and facilities	154,842	166,794	485,624	488,924
General and administrative	254,018	216,949	713,375	673,708
Depreciation and amortization	16,278	18,614	49,824	57,365
Goodwill and asset impairment	2,500	6,843	2,500	8,925

Total operating expenses	427,638	409,200	1,251,323	1,228,922

Operating income (loss)	32,274	(6,236)	86,318	37,076

OTHER INCOME (EXPENSE):
Interest income	326	2,876	1,968	9,326
Interest expense	(10)	(211)	(32)	(703)
Share of affiliate earnings	—	—	—	4,665
Miscellaneous income (expense)	62	(221)	(925)	(498)

Total other income (expense)	378	2,444	1,011	12,790

Pretax income (loss)	32,652	(3,792)	87,329	49,866
Provision (benefit) for income taxes	9,681	(5,341)	29,479	12,651

INCOME FROM CONTINUING OPERATIONS	22,971	1,549	57,850	37,215
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(2,179)	(1,696)	(7,311)	(8,287)

NET INCOME (LOSS)	$20,792	$(147)	$50,539	$28,928

NET INCOME (LOSS) PER SHARE—BASIC:
Income from continuing operations	$0.28	$0.02	$0.67	$0.41
Loss from discontinued operations	(0.03)	(0.02)	(0.09)	(0.09)

Net income (loss)	$0.25	$(0.00)	$0.58	$0.32

NET INCOME (LOSS) PER SHARE—DILUTED:
Income from continuing operations	$0.27	$0.02	$0.66	$0.41
Loss from discontinued operations	(0.02)	(0.02)	(0.08)	(0.09)

Net income (loss)	$0.25	$(0.00)	$0.58	$0.32

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	83,120	89,675	86,570	89,833

Diluted	83,669	89,675	87,071	90,144

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,539	$28,928
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and asset impairment	2,500	13,600
Depreciation and amortization expense	50,038	60,070
Bad debt expense	38,927	33,350
Compensation expense related to share-based awards	12,313	10,017
Gain on sale of business	—	(1,555)
Loss on disposition of property and equipment	1,196	573
Share of affiliate earnings, net of cash received	—	939
Deferred income taxes	—	(1,736)
Changes in operating assets and liabilities	61,883	14,758

Net cash provided by operating activities	217,396	158,944

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(464,163)	(470,324)
Sales of available-for-sale investments	502,383	352,896
Purchases of property and equipment	(50,329)	(39,874)
Acquisition of the rights to the Le Cordon Bleu brand	(25,000)	—
Other	(370)	944

Net cash used in investing activities	(37,479)	(156,358)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(181,126)	(14,055)
Issuance of common stock	2,166	3,089
Tax benefit associated with stock option exercises	194	433
Payments on revolving loans	—	(1,492)
Borrowings (payments) of capital lease obligations and other long-term debt	1,214	(479)

Net cash used in financing activities	(177,552)	(12,504)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	888	(2,815)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,253	(12,733)
Add: Cash balance of discontinued operations, beginning of the period	132	15,922
Less: Cash balance of discontinued operations, end of the period	47	739
CASH AND CASH EQUIVALENTS, beginning of the period	244,726	221,783

CASH AND CASH EQUIVALENTS, end of the period	$248,064	$224,233

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

1. DESCRIPTION OF THE COMPANY

The colleges, schools and universities that are part of the Career Education Corporation (CEC) family offer high-quality education to a diverse student population of over 110,000 students across the world in a variety of career-oriented disciplines. The more than 75 campuses that serve these students are located throughout the U.S. and in France, Italy, and the United Kingdom, and offer doctoral, master’s, bachelor’s and associate degrees, and diploma and certificate programs. Approximately one-third of CEC’s students attend the web-based virtual campuses of American InterContinental University and Colorado Technical University.

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

For more information, see CEC’s website at www.careered.com. The website includes a detailed listing of individual campus locations and web links to CEC’s more than 75 colleges, schools, and universities.

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The unaudited consolidated financial statements presented herein include the accounts of CEC and our wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated.

In the first and third quarter of 2009 we made the decision to convert Gibbs College – Boston, MA and Gibbs College – Farmington, CT, respectively, into Health Education schools. The schools that we converted were previously scheduled to close in the fourth quarter of 2009, and their results of operations have been reflected within Transitional Schools. As a result of the decision to convert these schools, their results of operations for all periods presented are now reflected within the Health Education segment.

In the third quarter of 2009, we completed the teach-out activities for McIntosh College and its results of operations are now reflected within discontinued operations for all periods presented.

Our third quarter 2009 pretax income included approximately $3.1 million of additional pretax income, or $0.02 per diluted share, related to the correction of prior period errors that were identified during the third quarter of 2009. The corrections included the recognition of an additional $2.1 million of revenue, or $0.02 per diluted

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

share, and $1.0 million of reduced share-based compensation expense, or $0.00 per diluted share. The adjustment to revenue resulted from an overstatement of deferred tuition revenue in a prior period whereby such deferred tuition revenue was never recognized by the Company once it had been earned. The reduction to share-based compensation expense resulted from errors in the Company’s calculation of the expense associated with vested stock option awards. Such errors were not material to any prior period individually or in the aggregate and therefore were corrected in total in the third quarter of 2009.

In accordance with the most recent authoritative guidance issued by FASB ASC under Topic 855 – Subsequent Events, we have evaluated our subsequent events through November 4, 2009. No subsequent events have taken place nor are disclosed through November 4, 2009.

3. ACQUISITION OF THE RIGHTS TO THE LE CORDON BLEU BRAND

Effective August 31, 2009, we terminated our licensing agreement with Le Cordon Bleu International (“LCBI”) and acquired the outright rights to the Le Cordon Bleu brand in the education services field for the U.S. and Canada. As a part of the transaction, we also acquired the right of first refusal to purchase all non-acquired brand rights and operations of Le Cordon Bleu International in the event LCBI proposes to sell such rights and operations. We acquired the Le Cordon Bleu brand rights to further our execution of our strategic plan, as it solidifies a core asset essential to the future growth of our Culinary Arts segment.

The purchase price for the brand rights consists of $25.0 million in cash funded from operations, 3.0 million shares of CEC common stock, par value $0.01 per share and fair market value of $71.3 million on the closing date, and an estimated $47.8 million of earn-out payments based upon 6% of Culinary Arts tuition fee revenue over the 30-month period subsequent to August 31, 2009. Any future change in the amount of actual royalty payments will be recorded as an adjustment to the purchase price. The full purchase price was allocated to trade names. The Le Cordon Bleu trade name was assigned an indefinite-life. The acquisition is expected to result in annual operating expense savings of approximately $15 million to $20 million from the elimination of royalty payments.

4. DISCONTINUED OPERATIONS

The following campuses are reflected in discontinued operations for both current and prior period financial results: Brooks College, Sunnyvale and Long Beach, CA; International Academy of Design & Technology, Pittsburgh, PA (“IADT – Pittsburgh”); International Academy of Design and Technology, Toronto, Canada (“IADT – Toronto”); Katharine Gibbs School, Piscataway, NJ; and McIntosh College, Dover, NH. As additional schools within the Transitional Schools segment cease operations, the results of operations for all periods presented will be reflected within discontinued operations.

During the third quarter of 2009, we completed the teach-out activities for McIntosh College in Dover, NH. Included within the results of operations for the nine months ended September 30, 2009 is $7.6 million in pretax charges related to recording the estimated fair value of the remaining operating lease obligation. $2.3 million of this charge was recorded in the third quarter of 2009.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Results of Discontinued Operations

Combined summary results of operations for our discontinued operations for the three and nine months ended September 30, 2009 and 2008, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$20	$2,567	$450	$22,619

Loss before income taxes	$(3,409)	$(2,620)	$(11,262)	$(12,124)
Income tax benefit	1,230	924	3,951	3,837

Loss from discontinued operations, net of tax	$(2,179)	$(1,696)	$(7,311)	$(8,287)

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our unaudited consolidated balance sheets as of September 30, 2009 and December 31, 2008, include the following:

	September 30, 2009	December 31, 2008
Assets:
Cash and cash equivalents	$47	$132
Receivables, net	86	307
Deferred income tax assets	6,215	6,215
Other assets	893	1,319

Assets of discontinued operations	$7,241	$7,973

Liabilities:
Accounts payable	$72	$217
Accrued payroll and related benefits	303	1,126
Accrued expenses	3,083	4,619
Deferred tuition revenue	—	301
Remaining lease obligations	9,618	3,621

Liabilities of discontinued operations	$13,076	$9,884

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

5. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents and Investments

Cash and cash equivalents and investments consist of the following as of September 30, 2009, and December 31, 2008:

	September 30, 2009
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$197,528	$—	$—	$197,528
Money market funds	50,509	27	—	50,536

Total cash and cash equivalents	248,037	27	—	248,064

Investments (available-for-sale):
Municipal bonds	12,875	—	—	12,875
U.S. Treasury bills	212,788	74	(4)	212,858

Total investments	225,663	74	(4)	225,733

Total cash and cash equivalents and investments	$473,700	$101	$(4)	$473,797

	December 31, 2008
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$21,576	$—	$—	$21,576
Money market funds	208,090	60	—	208,150
U.S. Treasury bills	15,000	—	—	15,000

Total cash and cash equivalents	244,666	60	—	244,726

Investments (available-for-sale):
Certificates of deposit	38,500	93	—	38,593
Bank obligations	13,000	9	(26)	12,983
Municipal bonds	12,875	—	—	12,875
U.S. Treasury bills	130,653	33	(30)	130,656
U.S. Government agencies	68,458	392	(4)	68,846

Total investments	263,486	527	(60)	263,953

Total cash and cash equivalents and investments	$508,152	$587	$(60)	$508,679

In the table above, all unrealized holding losses as of September 30, 2009 relate to available-for-sale investments that have been in a continuous unrealized loss position for less than one year. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been less than the cost basis, the financial condition of the investee, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value. The decline in the fair value of the above investments was considered temporary in nature and, accordingly, we determined that there was no impairment to these investments as of September 30, 2009.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Included in cash and cash equivalents above are amounts related to certain of our European campuses that are operated on a not-for-profit basis. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. The amount of cash and cash equivalents of our not-for-profit schools with restrictions was $43.7 million and $48.8 million at September 30, 2009 and December 31, 2008, respectively. Restrictions on cash balances have not affected our ability to fund operations.

Money market funds. Money Market funds are mutual funds that invest in low risk securities and pay low dividends. Such funds seek to limit expenses due to credit, market and liquidity risks.

Bank obligations: Dollar denominated direct obligations of domestic and foreign banks which are organized and operating in the United States.

Municipal bonds: Municipal bonds represent debt obligations issued by states, cities, counties, and other governmental entities, which earn federally tax-exempt interest. All of our bonds are auction rate securities (“ARS”) with maturities that range from 28 to 365 days. ARS generally have stated terms to maturity of greater than one year. However, we classify investments in ARS as current on our unaudited consolidated balance sheets due to our ability to divest our holdings at auction maturity, which is less than one year. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed, continue to accrue interest and are auctioned on a set interval until the auction succeeds, the issuer calls the securities, or they mature. As of September 30, 2009, we do not consider the value of our investments in ARS to be impaired. Municipal bonds in the above table that are invested in ARS were $12.9 million at September 30, 2009 and December 31, 2008.

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

Fair Value Measurements

The fair value measure of accounting for financial instruments establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of September 30, 2009, we held investments that are required to be measured at fair value on a recurring basis. Investments (available-for-sale) consist of: bank obligations, U.S. Treasury bills and U.S. Government agency securities that are publicly traded and for which market prices are readily available.

We have also invested in municipal bonds which include auction rate securities, which are classified as available-for-sale and reflected at fair value. The auction events for these investments have failed for the past year. The fair values of these securities are estimated utilizing a discounted cash flow analysis as of

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

September 30, 2009. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics.

Investments measured at fair value on a recurring basis subject to the disclosure requirements of the FASB Accounting Standards Codification (“FASB ASC”) under topic 820 – Fair Value Measurements and Disclosures at September 30, 2009, were as follows:

	As of September 30, 2009
	Level 1	Level 2	Level 3	Total
Municipal bonds	—	—	12,875	12,875
U.S. Treasury bills	212,858	—	—	212,858

Totals	$212,858	$—	$12,875	$225,733

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2009:

Balance at December 31, 2008	$12,875
Transfers to Level 3	—
Purchases and settlements, net	—

Balance at September 30, 2009	$12,875

Credit Agreement

As of September 30, 2009, we had letters of credit totaling $10.9 million outstanding under our $185.0 million U.S. Credit Agreement. Credit availability under our U.S. Credit Agreement as of September 30, 2009, was $174.1 million.

6. RECEIVABLES

Student Receivables Valuation Allowance

Changes in our student receivables allowance for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Balance, Beginning of Period	Charges to Expense	Amounts Written-off	Balance, End of Period
For the three months ended September 30, 2009	$40,643	$14,123	$(11,482)	$43,284

For the three months ended September 30, 2008	$35,265	$11,423	$(11,685)	$35,003

For the nine months ended September 30, 2009	$35,068	$38,924	$(30,708)	$43,284

For the nine months ended September 30, 2008	$34,821	$32,726	$(32,544)	$35,003

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

Under the recourse loan agreements, we were required to pay a discount fee for each recourse loan funded under the agreement. Costs associated with our recourse loan agreements for continuing operations were $7.3 million for the nine months ended September 30, 2008. Costs incurred in connection with our Sallie Mae agreements were classified as a component of educational services and facilities expense in our unaudited consolidated statement of operations, and costs incurred in connection with our Stillwater agreement were classified as a reduction of tuition and registration fees revenue in our unaudited consolidated statement of operations.

Outstanding net recourse loan receivable balances for continuing operations as of September 30, 2009 and December 31, 2008 were $8.6 million and $9.2 million, respectively. These receivables are reported as a component of other long-term assets within the unaudited consolidated balance sheets.

7. GOODWILL AND ASSET IMPAIRMENT

During the third quarter of 2009, we recorded a $2.5 million asset impairment charge for one of our owned facilities, resulting from its carrying value exceeding its current fair value. This noncash charge is reflected within Corporate and other. During the first quarter of 2008, we recorded a $2.2 million asset impairment charge related to the reduction of asset carrying values related to our American InterContinental University – Los Angeles campus which is being taught out. In addition, during the first quarter of 2008 we recorded a $4.4 million goodwill impairment charge related to our IADT – Toronto, Canada campus. This campus was sold in the second quarter of 2008, and as such its results of operations are reflected within discontinued operations. During the third quarter of 2008 we recorded a noncash charge of $4.8 million related to write-offs of certain assets following the exit of a facility in our Culinary Arts segment. In addition, during the third quarter of 2008 we renamed our two Western School of Health & Business Careers Campuses to Sanford-Brown Institute. As a result the $2.0 million assigned to the Western School of Health & Business Careers’ trade name was written off.

8. COMMITMENTS AND CONTINGENCIES

Litigation

We are, or were, a party to the following legal proceedings that are outside the scope of ordinary routine litigation incidental to our business.

Student Litigation

Amador, et al. v. California Culinary Academy and Career Education Corporation; Adams, et al. v. California Culinary Academy and Career Education Corporation. On September 27, 2007, Allison Amador and 36 other current and former students of the California Culinary Academy (“CCA”) filed a complaint in the California Superior Court in San Francisco. Plaintiffs plead their complaint as a putative class action and allege

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

four causes of action: fraud; constructive fraud; violation of the California Unfair Competition Law; and violation of the California Consumer Legal Remedies Act. Plaintiffs contend that CCA made a variety of misrepresentations to them, primarily oral, during the admissions process. The alleged misrepresentations relate generally to the school’s reputation, the value of the education, the competitiveness of the admissions process, the students’ employment prospects upon graduation from CCA and CCA’s ability to arrange beneficial student loans. Plaintiffs filed a Third Amended Complaint on or about September 3, 2009 that alleges claims for fraud (misrepresentations); fraud (omissions), violations of the Unfair Competition Law and Violation of the Consumer Legal Remedies Act. Plaintiffs’ class is defined as students who enrolled in the four years prior to the filing of the initial complaint in the Le Cordon Bleu Culinary program and/or the Baking and Pastry program. Students who enrolled in the Hotel and Restaurant Management program are not included in the class.

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

Defendants filed a motion to dismiss Plaintiffs’ claims of unfair practices under the Act and fraudulent omission. By Order dated June 24, 2009 the Court granted Defendants’ motion to dismiss Plaintiffs’ fraudulent omission claim (Count IV of the Amended Complaint), and denied Defendants’ motion to dismiss Plaintiffs’ Illinois Consumer Fraud Act Claim. Defendants have filed answers and affirmative defenses in response to the amended complaint. The case is set for a case management conference on December 15, 2009.

Schuster, et al. v. Western Culinary Institute, Ltd. and Career Education Corporation. On March 5, 2008, original named plaintiffs Shannon Gozzi and Megan Koehnen filed a complaint in Portland, Oregon in the Circuit Court of the State of Oregon in and for Multnomah County. Plaintiffs filed the complaint individually and as a putative class action and alleged two claims for equitable relief: violation of Oregon’s Unlawful Trade Practices Act and unjust enrichment. Plaintiffs filed an amended complaint on April 10, 2008, which added two claims for money damages: fraud and breach of contract. Plaintiffs allege that Western Culinary Institute, Ltd. (“WCI”) made a variety of misrepresentations to them, relating generally to WCI’s placement statistics, students’ employment prospects upon graduation from WCI, the value and quality of an education at WCI, and the amount

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

of tuition students could expect to pay as compared to salaries they may earn after graduation. On May 21, 2008, plaintiffs filed a second amended complaint in which they simply changed the statement “Claims Subject to Mandatory Arbitration” on the caption to “Claims Not Subject to Mandatory Arbitration” (emphasis added). WCI and CEC filed an answer on June 13, 2008 and WCI subsequently moved to dismiss certain of plaintiffs’ claims under Oregon’s Unlawful Trade Practices Act; that motion was granted on September 12, 2008. Shannon Gozzi subsequently withdrew as a named plaintiff and is now asserting claims merely as an absent class member, and former named plaintiff Meghan Koehnen’s claims have been dismissed. Jennifer Schuster is now the sole named Plaintiff, and she filed a third amended complaint on November 20, 2008. Defendants filed an answer on December 5, 2008. Plaintiffs filed their most recent operative pleading, a fourth amended complaint, on September 2, 2009, and Defendants filed an answer on October 15, 2009. The parties completed written discovery on class issues. Plaintiffs filed their motion for class certification on August 31, 2009, and WCI filed its opposition on September 30, 2009. Plaintiffs filed their reply on October 23, 2009, and oral argument on the motion was heard on October 29, 2009. We are awaiting the Court’s ruling on the motion.

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

On January 20, 2009, the Court granted defendants’ motion to dismiss the original complaint; ruling that plaintiffs had failed to comply with pleading requirements. The Court granted plaintiffs leave to file an amended complaint in an attempt to correct their pleading deficiencies. With plaintiffs’ consent, the Court struck plaintiffs’

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

request for injunctive relief. Plaintiffs filed their first amended complaint on February 9, 2009, seeking actual and punitive damages for alleged violations of the Missouri Merchandising Act. Defendants filed a motion to dismiss the amended complaint on February 27, 2009, which was subsequently denied. We recently reached an agreement with Plaintiffs’ counsel to settle this case with the six individual plaintiffs for a nominal amount. All Plaintiffs and defendants have executed the settlement agreement. Defendants are in the process of obtaining the necessary forms from Plaintiffs to make the settlement payments, at which point a stipulation for dismissal with prejudice will be filed with the Court, which will conclude the litigation.

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

False Claims Act

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

On July 27, 2009, the Court ordered the complaint unsealed and we were notified that the U.S. Department of Justice declined to intervene in the action. When the federal government declines to intervene in a False Claims Act action, as it has done in this case, the private plaintiffs may elect to pursue the litigation on behalf of the federal government and, if they are successful, receive a portion of the federal government’s recovery. The action alleges violations of the False Claims Act, 31 U.S.C. § 3729(a)(1) and (2), and promissory fraud, including allegedly providing false certifications to the federal government regarding compliance with certain provisions of the Higher Education Act and accreditation standards. On September 1, 2009, we timely filed a Motion to Dismiss all of the claims, and the scheduled briefing on the matter was completed on November 2, 2009. Discovery in the matter is stayed pending resolution of our Motion to Dismiss.

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

Federal Regulatory Matters

As part of Title IV administration, the ED periodically conducts program reviews at selected schools that receive Title IV funds. ED program review reports and/or final determination letters, which generally cover a school’s main campus and any branch campuses, are currently pending for Briarcliffe College; Gibbs College – Livingston, New Jersey; Katharine Gibbs School – New York; and The Cooking and Hospitality Institute of Chicago. The ED has completed its review of Western School of Health and Business Careers (now Sanford-Brown Institute-Pittsburgh) and issued a final determination letter during this quarter. In addition, ED notified American InterContinental University during October 2009 that they will conduct a program review beginning in November 2009.

We are committed to resolving all issues identified in connection with these program reviews to the ED’s satisfaction and ensuring that our schools operate in compliance with all ED regulations.

We cannot predict the outcome of these program reviews, and any unfavorable outcomes could have a material adverse effect on our business, results of operations, cash flows, and financial position.

9. STOCK REPURCHASE PROGRAM

During the three months ended September 30, 2009, we repurchased approximately 1.7 million shares of our common stock for approximately $40.0 million at an average price of $24.15 per share. During the nine months ended September 30, 2009, we repurchased 8.2 million shares of our common stock for approximately $180.0 million at an average price of $21.84 per share.

As of September 30, 2009, approximately $215.5 million was available under the Company’s previously authorized repurchase program. This amount includes an additional $200.0 million authorized by our Board of Directors on August 4, 2009. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

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

As of September 30, 2009, we estimate that pre-tax compensation expense of $20.0 million will be recognized over the next five years for all unvested share-based awards that have been granted to participants, including both stock options and shares of restricted stock. We expect to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock or by using treasury shares.

Stock Options. Stock option activity during the nine months ended September 30, 2009, under all of our stock option plans was as follows:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2008	2,916	$29.29
Granted	569	24.76
Exercised	(48)	12.02
Forfeited	(54)	26.34
Cancelled	(151)	40.17

Outstanding as of September 30, 2009	3,232	$28.29

Exercisable as of September 30, 2009	2,093	$32.45

Restricted Stock. Restricted stock activity during the nine months ended September 30, 2009, under share-based plans was as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding as of December 31, 2008	1,404	$18.79
Granted	704	25.84
Vested	(207)	26.97
Forfeited	(198)	21.40

Outstanding as of September 30, 2009	1,703	$20.40

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

The amendments approved on February 20, 2009 represent modifications to the original equity awards and will result in additional compensation expense of approximately $0.5 million being recorded by the Company. Of the $0.5 million, approximately $0.4 million was recorded in the first nine months of 2009, as this represents the portion of the additional compensation expense attributable to awards that are vested. The remaining additional compensation expense of approximately $0.1 million will be recognized as expense over the remaining vesting period.

If any person or entity, including a group, beneficially owned 20% or more, of the combined voting power of our then outstanding common stock as of September 30, 2009, triggering the change in control provisions discussed above, we would have recognized accelerated share-based compensation expense of approximately $4.8 million during the third quarter of 2009. An additional $6.5 million of compensation expense would be recognized if the 35% ownership trigger occurred. The estimated additional share-based compensation expense represents, for each outstanding share-based award, the greater of (a) the unrecognized grant date compensation expense for the share-based award as of September 30, 2009, or (b) the fair value of the cash redemption value of the share-based award as of September 30, 2009, less share-based compensation expense previously recorded under FASB ASC Topic 718 – Compensation – Stock Compensation based on a change in control price as defined under the respective plan.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

As of September 30, 2009, we are not aware of any person or entity, including a group, who beneficially owns, or at any point previously owned, 20% or more, of the combined voting power of our outstanding common stock, and, based on existing facts and circumstances, we do not believe it is probable that the change in control provisions will be triggered. Additionally, if the change in control provisions had been triggered as of September 30, 2009, or if we determined that the occurrence of a change in control event was probable, we would have recognized a liability of approximately $1.3 million as of September 30, 2009, representing the estimated fair value of the obligation that would be due to participants who are eligible to surrender all or part of a stock option award to us in exchange for cash. Our estimation of this cash liability assumes that participants would elect to redeem for cash all stock options outstanding as of September 30, 2009, with an exercise price less than the change in control price.

11. WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted income per share during the three and nine months ended September 30, 2009 and 2008 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Basic common shares outstanding	83,120	89,675	86,570	89,833
Common stock equivalents	549	—	501	311

Diluted common shares outstanding	83,669	89,675	87,071	90,144

During the three months ended September 30, 2009 and 2008, we issued 76 and 124 shares, and during the nine months ended September 30, 2009 and 2008, we issued 134 and 271 shares, respectively, of our common stock upon the exercise of employee stock options and the purchase of common stock pursuant to our employee stock purchase plan.

Included in stock options outstanding as of September 30, 2009 and 2008, are options to purchase 2.3 million and 1.0 million shares, respectively, of our common stock that were not included in the computation of diluted net income per share during the three months ended September 30, 2009 and 2008. Included in stock options outstanding as of September 30, 2009 and 2008, are options to purchase 2.2 million and 1.7 million shares, respectively, of our common stock that were not included in the computation of diluted net income per share during the nine months ended September 30, 2009 and 2008. These shares were excluded because the options’ exercise prices were greater than the average market price of our common stock during the periods, and, therefore, the effect would have been anti-dilutive.

On August 31, 2009, we acquired the rights to the Le Cordon Bleu brand in the education services field for the U.S. and Canada for $144.1 million and terminated our current licensing agreement. As part of the purchase price, we issued 3.0 million shares of CEC common stock. These shares are reflected in our basic common shares outstanding for the three and nine months ended September 30, 2009 from the date of issuance. See Note 3 “Acquisition of the Rights to the Le Cordon Bleu Brand” for additional discussion of these matters.

12. SEGMENT REPORTING

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

During the first and third quarter of 2009, we made the decision to convert two of our Transitional Schools, Gibbs College – Boston, MA and Gibbs College – Farmington, CT, respectively, into Health Education Schools. These schools were previously scheduled to close in the fourth quarter of 2009, and their results of operations were reflected within Transitional Schools. As a result of the decision to convert these schools, their results of operations for all periods presented are now reflected within Health Education.

Art & Design includes our Brooks Institute, Brown College, Collins College, Harrington College of Design and the International Academy of Design and Technology (“IADT”) schools. These schools collectively offer academic programs primarily in the career-oriented disciplines of fashion design, game design, graphic design, interior design, film and video production, photography, and visual communications in a classroom, laboratory or online setting.

International includes our INSEEC Group schools and Istituto Marangoni schools located in France, Italy, and the United Kingdom, which collectively offer academic programs in the career-oriented disciplines of business studies, health education, fashion and design, and visual communication and technologies in a classroom or laboratory setting.

Transitional Schools includes our campuses that are currently being taught out. As of September 30, 2009, the following campuses were included within Transitional Schools: Lehigh Valley College; five of the campuses that were part of the Gibbs Division, including Gibbs Colleges in Cranston, RI; Livingston, NJ; and Norwalk, CT; and Katharine Gibbs Schools in New York, NY and Norristown, PA and AIU – Los Angeles, CA. Our Gibbs College – Cranston, RI is being considered as a potential Health Education School. If converted, the results of operations for this location will be reported within Health Education.

Six of the seven schools within Transitional Schools will cease operations by the end of 2009. The final school is expected to cease operations in the second half of 2010. The schools that cease operations will be moved to Discontinued Operations.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

Operating Results for the Three and Nine Months Ended September 30, 2009 and 2008:

	Revenue		Operating Income (Loss)
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2009	2008	2009	2008

University	$206,810	$172,856	$40,936	$27,341
Culinary Arts [1]	91,654	85,961	7,373	(10,426)
Health Education [2]	77,981	59,514	12,863	3,142
Art & Design	65,879	61,766	7,751	3,835
International	15,333	12,595	(4,498)	(5,244)
Transitional Schools [3]	2,402	10,273	(7,387)	(7,978)

Subtotal	460,059	402,965	57,038	10,670
Corporate and other	(147)	(1)	(24,764)	(16,906)

Total	$459,912	$402,964	$32,274	$(6,236)

	Revenue		Operating Income (Loss)
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

University	$594,895	$525,365	$121,864	$79,806
Culinary Arts [1]	241,178	251,026	5,296	(5,320)
Health Education [2]	219,480	177,669	39,160	11,591
Art & Design	193,758	196,214	21,093	19,005
International	76,119	71,872	9,951	10,750
Transitional Schools [3]	12,555	43,843	(44,511)	(27,881)

Subtotal	1,337,985	1,265,989	152,853	87,951
Corporate and other	(344)	9	(66,535)	(50,875)

Total	$1,337,641	$1,265,998	$86,318	$37,076

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

	Total Assets as of [4]
	September 30, 2009	December 31, 2008
University	$176,786	$193,439
Culinary Arts [5]	349,430	218,578
Health Education	259,464	268,382
Art & Design	103,786	109,040
International	238,645	274,113
Transitional Schools	239,848	251,871

Subtotal	1,367,959	1,315,423
Corporate and other	146,688	93,927
Discontinued Operations	7,241	7,973

Total	$1,521,888	$1,417,323

1	Third quarter 2008 operating loss included $9.7 million in lease exit costs, a $4.8 million asset impairment charge and a $4.0 million increase in legal reserves.

2	Third quarter 2008 operating income included a $2.0 million impairment charge for trade names.

3	Operating loss for the nine months ended September 30, 2009 included pretax charges of $22.5 million related to lease termination expense and the fair value of remaining lease obligations for vacated space. Operating loss for the nine months ended September 30, 2008 included $6.9 million of severance and stay bonus expense and $1.2 million of expense related to the fair value of remaining lease obligations for vacated space.

4	Total assets do not include intercompany receivables or payables activity between schools and corporate.

5	Total assets increased from December 31, 2008 to September 30, 2009 due to the purchase of certain rights to the Le Cordon Bleu brand for $144.1 million.

13. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB ASC became the single source of authoritative U.S. GAAP recognized by the FASB to be applied to all nongovernmental entities. The FASB ASC will supersede all existing non-SEC accounting and reporting standards and become the single source of authoritative guidance for U.S. GAAP. The intent of the FASB ASC is not to change U.S. GAAP but instead to provide one authoritative source of U.S. GAAP. The FASB ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Our adoption of the FASB ASC did not have a material impact on our unaudited consolidated financial statements.

On January 1, 2009, we adopted the most recent authoritative guidance issued by the FASB ASC under Topic 805 – Business Combinations. The published authoritative guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This adoption did not have a material impact on our unaudited consolidated financial statements. In an effort to further clarify accounting for business combinations, further guidance under FASB ASC Subtopic 805-20 Business Combinations – Identifiable Assets and Liabilities and Any Noncontrolling Interest was issued on April 1, 2009. Management has fully considered this guidance and does not believe it has a material impact on our unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

On January 1, 2009, we adopted the most recent authoritative guidance issued by FASB ASC under Topic 810 – Non-controlling Interests in Consolidated Financial Statements as amended. The most recent guidance establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Our adoption of the standard did not have a material impact on our unaudited consolidated financial statements.

On January 1, 2009, we adopted the most recent authoritative guidance issued by FASB ASC under Topic 350 – Intangibles-Goodwill and Other. The most recent guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset under GAAP and the period of expected cash flows used to measure the fair value of the asset in accordance with GAAP. Our adoption of the guidance did not have a material impact on our unaudited consolidated financial statements.

On January 1, 2009, we adopted the most recent authoritative guidance issued by FASB ASC under Topic 820 – Fair Value Measurements and Disclosures for our nonfinancial assets and nonfinancial liabilities, including long-lived assets, goodwill and intangible assets. This adoption did not have a material impact on our unaudited consolidated financial statements. Furthermore, the authoritative guidance clarifies determination of fair value of a financial asset when the market for that asset is not active and what constitutes an inactive market. Additional guidance is given on measuring the fair value of financial instruments when market activity has decreased and quoted prices may not be determinative of fair value. Management has fully considered this guidance when determining the fair value of our financial assets as of September 30, 2009, and our adoption did not have a material impact on our unaudited consolidated financial statements.

On April 9, 2009, we adopted the most recent authoritative guidance issued by FASB ASC under Topic 825 – Financial Instruments. Disclosures related to the fair value of financial instruments to interim periods have been expanded to improve upon the comparability and transparency of financial statements. Additionally, authoritative guidance issued under Topic 320-Investments-Debt and Equity Securities provides further guidance related to other-than temporary impairment for debt securities by now requiring that an investor must assert that it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost basis to avoid recognizing an other-than-temporary impairment. Management has fully considered this guidance when determining the fair value of our financial assets as of September 30, 2009 and does not believe it has a material impact on our unaudited consolidated financial statements.

In the second quarter of 2009, we adopted the most recent authoritative guidance issued by FASB ASC under Topic 855 – Subsequent Events. The authoritative guidance establishes general standards of accounting and disclosure guidelines for events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. Our adoption of the guidance did not have a material impact on our unaudited consolidated financial statements.

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

The following is a summary of our income tax provision and effective tax rate for continuing operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Pretax income (loss)	$32,652	$(3,792)	$87,329	$49,866
Provision (benefit) for income taxes	$9,681	$(5,341)	$29,479	$12,651
Effective tax rate	29.6%	N/A	33.8%	25.4%

The increase in our effective tax rate for the nine months ended September 30, 2009 as compared to the prior year was primarily due to the recording of a valuation allowance on the net operating losses of a foreign subsidiary and an increase in our state income taxes due to earnings mix shifts and various state law changes. In addition, the current year results include lower levels of tax-exempt interest as a percentage of pretax income and a lower level of reductions of tax reserves compared to the prior year.

We estimate that it is reasonably possible that the liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $10.1 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the three and nine months ended September 30, 2009 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of September 30, 2009, we had accrued $4.8 million as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely audited by federal, state and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service completed its examination of our U.S. income tax returns through our tax year ending December 31, 2004.

15. OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$20,792	$(147)	$50,539	$28,928
Other comprehensive income:
Foreign currency translation adjustments	4,182	(12,430)	6,358	(8,471)
Unrealized (losses) gains on investments	(48)	(261)	(370)	944

Total comprehensive income (loss)	$24,926	$(12,838)	$56,527	$21,401

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The colleges, schools and universities that are part of the Career Education Corporation (CEC) family offer high-quality education to a diverse student population of over 110,000 students across the world in a variety of career-oriented disciplines. The more than 75 campuses that serve these students are located throughout the U.S. and in France, Italy, and the United Kingdom, and offer doctoral, master’s, bachelor’s and associate degrees and diploma and certificate programs. Approximately one-third of our students attend the web-based virtual campuses of American InterContinental University and Colorado Technical University.

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

Transitional Schools includes those schools that are currently being taught out. As of September 30, 2009, the following campuses were included within Transitional Schools: Lehigh Valley College; five of the campuses that were part of the Gibbs Division, including Gibbs Colleges in Cranston, RI; Livingston, NJ; Norwalk, CT; and Katharine Gibbs Schools in New York, NY and Norristown, PA; and AIU –Los Angeles, CA.

2009 Third Quarter Overview. During the third quarter, our work on strengthening the Company’s foundation and increasing our focus on additional revenue growth drove a significant improvement in operating performance. In the third quarter 2009, revenue grew approximately 14% over the prior year quarter. Excluding our Transitional Schools segment, in the third quarter 2009, revenue grew nearly 17% over the prior year quarter, representing the first time in over four years that all of our operating reportable segments (University, Health Education, Culinary Arts, Art & Design and International) reported revenue growth over the prior year quarter. Because the schools reported within Transitional Schools are winding down their operations, we believe reporting our financial results on a GAAP basis, and then without Transitional Schools’ results, provides a more informative perspective of the ongoing operations of the business.

Throughout the third quarter, we continued to experience significant growth within Health Education, which reported a 26% increase in student starts over the prior year quarter. We expect to end the year with eight new start-up locations, the majority of which are focused within Health Education, allowing us to expand the strong operating model and market opportunity that Sanford-Brown continues to capitalize upon. Year to date, we have begun instructing students at three start-up campuses, two within our Health Education segment and one within our Culinary Arts segment, specifically our Sanford-Brown campus in San Antonio, TX, our Gibbs – Boston, MA campus refocused as a Health Education school and our LCB – St. Louis, MO campus.

Within University, CTU continued to build upon its recent success, reporting nearly a 30% increase in revenue over the prior year quarter driven by a 20% increase in new student starts and growth in student population. Within AIU, revenue increased 13% over the prior year quarter as a result of higher student population, improved student retention, and a slight increase in revenue per student.

AIU was granted initial accreditation by the Higher Learning Commission of the North Central Association of Colleges and Schools, or HLC, in May 2009. In connection with the grant of accreditation, AIU is required to submit a progress report to HLC relating to AIU’s principles for designing curricula and relating to student learning outcomes in AIU’s graduate programs. In addition, the initial grant of accreditation called for a focused visit to AIU to assess the issue of credit equivalence.

In October 2009, in connection with AIU’s request for approval of new Bachelor’s and Master’s programs, HLC notified AIU that until the HLC focused visit is completed and certain recommendations associated with AIU’s initial grant of accreditation are satisfied, HLC would defer consideration of applications from AIU for new degree or certificate programs. Related to its review to confirm satisfaction of its recommendations, HLC has also advised AIU that it will undertake an advisory visit to AIU in January 2010 focused on AIU’s educational and business practices. In addition to any action taken by the HLC in response to the advisory visit, such visit may cause a delay in the timing of the focused visit discussed above.

If AIU fails to satisfactorily address the matters subject to these reviews, or otherwise fails to receive timely approval form HLC of its ability to begin offering new degree or certificate programs, our business, financial condition, results of operations, and growth prospects could be adversely affected. In addition, any adverse future accreditation or regulatory action, or resulting adverse publicity related to these matters may harm our business and reputation and impair our ability to attract and retain students at our AIU schools.

In addition, during the third quarter 2009, the company announced that Robert (Todd) DeYoung has joined the company as Senior Vice President Corporate Marketing and Chief Marketing Officer. He is responsible for brand development, lead generation and marketing strategies to enhance company growth. Todd brings a significant amount of experience, including customer-focused marketing and branding experience that is expected to improve our ability to attract and retain students. His organization is working closely with our admissions teams, most notably within University, to continue to improve the effectiveness of our admissions model.

Our international institutions continue to grow at both INSEEC and Istituto Marangoni. Revenue grew nearly 22% over the prior year quarter. Excluding $0.3 million of favorable foreign currency exchange rates, revenue grew 19.5% over the prior year quarter. Student enrollments in the summer program increased 3% from the prior year quarter. Operating loss decreased $0.7 million due to the favorable impact of foreign currency exchange rates of approximately $1.0 million. Excluding the impact of favorable foreign currency exchange rates, operating loss increased approximately 6%.

Within Culinary Arts, new student start growth of 51% over the prior year quarter and continued strong retention rates led to record levels of student population. As a result, Culinary Arts revenue grew 7% in the third quarter 2009 over the prior year quarter, the first year over year growth in Culinary Arts revenue in two years. We believe our introduction of the 21-month Culinary program in January 2009, along with our implementation of student support activities at each Culinary campus, has helped regain student population lost as a result of the severe contraction of the student loan market which occurred in the second quarter 2008. By assisting our students throughout their entire course of study, including providing the opportunity for an additional year of Title IV funding with the decelerated 21-month program, we have improved growth prospects of our institution and the overall experience of the student. During the third quarter 2009, we terminated our licensing agreement with Le Cordon Bleu International (“LCBI”) and acquired the outright rights to the Le Cordon Bleu brand in the education services field for the U.S. and Canada. As a part of the transaction, we also acquired the right of first refusal to purchase all non-acquired brand rights and operations of Le Cordon Bleu International in the event LCBI proposes to sell such rights and operations. We acquired the Le Cordon Bleu brand rights to further our execution of our strategic plan, as it solidifies a core asset essential to the future growth of our Culinary Arts segment.

Within Art & Design, revenue increased 7% over the prior year quarter, driven primarily by the revision to academic calendars at eleven of our IADT campuses. The calendar change provided for an increase in the number of annual student starts, and a shortened enrollment cycle which is expected to improve admissions productivity through more consistent enrollment performance and increased show rates. As a result of the calendar change, we experienced higher levels of student population due to an additional start period in June, and an increase in the number of revenue days in the quarter, which increased revenue and operating profit by approximately $3.7 million and $4.6 million, respectively, in the third quarter 2009.

At the point in which each campus within Transitional Schools ceases operations or exits a facility, to the extent that the facility’s lease has not ended, we will record a charge related to the estimated fair value of the remaining lease obligation. Currently, we estimate charges totaling approximately $90 – $100 million related to these real estate actions through the end of 2010. Through September 30, 2009, we have recorded approximately $39.6 million of pretax charges associated with real estate actions, with $9.5 million being recorded in 2008. We expect the majority of the remaining charges to occur in the fourth quarter 2009. $22.5 million of the $30.1 million of pretax charges recorded in the first nine months of 2009 are reflected within the results from continuing operations. The remaining costs are reflected within the loss from discontinued operations for the nine months ended 2009. During the third quarter 2009, we completed the teach-out activities for McIntosh College in Dover, NH. In connection with the teach-out of this school we recorded $7.6 million for charges related to recording the estimated fair value of the remaining operating lease obligation for the nine months ended September 30, 2009, with $2.3 million of this charge recorded in the third quarter 2009. The results of operations for McIntosh College for all periods presented are reflected within discontinued operations.

Finally, during the third quarter, we made the decision to convert Gibbs – Farmington, CT into a health school, thus utilizing an existing school for continued expansion into the growing Health Education business. As a result, the results of operations for Gibbs – Farmington, CT for all periods presented are reflected within Health Education.

CONSOLIDATED RESULTS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended September 30, 2009 and 2008.

	For the Three Months Ended September 30,				% Change
	2009	% of Total Revenue	2008	% of Total Revenue	2009 vs. 2008
	(Dollars in thousands)
TOTAL REVENUE	$459,912		$402,964		14.1%

OPERATING EXPENSES
Educational services and facilities	154,842	33.7%	166,794	41.4%	-7.2%
General and administrative:
Advertising	76,936	16.7%	64,537	16.0%	19.2%
Admissions	48,228	10.5%	45,890	11.4%	5.1%
Administrative	114,731	24.9%	95,099	23.6%	20.6%
Bad debt	14,123	3.1%	11,423	2.8%	23.6%

Total general and administrative expense	254,018	55.2%	216,949	53.8%	17.1%
Depreciation and amortization	16,278	3.5%	18,614	4.6%	-12.5%
Goodwill and asset impairment	2,500	0.5%	6,843	1.7%	-63.5%

OPERATING INCOME (LOSS)	32,274	7.0%	(6,236)	-1.5%	N/A

PRETAX INCOME (LOSS)	32,652	7.1%	(3,792)	-0.9%	N/A
PROVISION (BENEFIT) FOR INCOME TAXES	9,681	2.1%	(5,341)	-1.3%	N/A

Effective tax rate	29.6%		140.8%
INCOME FROM CONTINUING OPERATIONS	$22,971	5.0%	$1,549	0.4%	1383.0%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(2,179)	-0.5%	(1,696)	-0.4%	28.5%

NET INCOME (LOSS)	$20,792	4.5%	$(147)	0.0%	N/A

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

Three Months Ended September 30, 2009 as Compared to Three Months Ended September 30, 2008

Revenue

Total revenue increased $56.9 million, or 14.1% from the prior year quarter as student population increased, and student retention and student start growth metrics significantly improved. The overall increase in revenue is primarily attributable to Health Education and University, partially offset by decreases in Transitional Schools. As campuses within Transitional Schools wind down their operations, the number of students remaining to complete their studies declines and so revenue within Transitional Schools will continue to decline. Excluding Transitional Schools’ revenue of $2.4 million, total revenue increased $64.8 million, or 16.5%. Health Education’s and University’s revenue increases of 31.0% and 19.6%, respectively, over the prior year quarter are primarily attributable to student population and student start growth, as well as improved student retention within University.

Educational Services and Facilities Expense

Educational services and facilities expense decreased $12.0 million, or 7.2% from the prior year quarter. The prior year quarter expense includes $9.7 million of pretax charges related to lease termination expense and the fair value of remaining lease obligations for vacated space in our Culinary Arts segment, as well as a $1.2 million charge within our Transitional Schools segment for vacated space related to our location at Katharine Gibbs School – New York, NY. We continue to manage these costs, including occupancy costs, and focus our efforts on optimizing our staffing models as our revenue continues to grow across the Company.

General and Administrative Expense

General and administrative expense increased $37.1 million, or 17.1% from the prior year quarter primarily driven by a $21.6 million increase in performance-based compensation expense, $12.4 million of additional advertising expense and $2.7 million of increased bad debt expense. The increase in performance-based compensation expense over the prior year quarter was primarily due to higher expected achievement of the Company’s annual business objectives and financial performance metrics of its annual cash incentive plan. The Company incurred higher advertising expense in the current year quarter as compared to the prior year quarter in all of its operating segments, most notably within University as we continue to capitalize upon market opportunities.

Bad debt expense incurred by each of our reportable segments during the quarters ended September 30, 2009 and 2008 was as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2009	As a % of Segment Revenue	2008	As a % of Segment Revenue
Bad debt expense by segment:
University	$4,350	2.1%	$3,150	1.8%
Culinary Arts	7,717	8.4%	3,259	3.8%
Health Education	2,107	2.7%	3,222	5.4%
Art & Design	493	0.7%	1,874	3.0%
International	(344)	-2.2%	(233)	-1.8%
Transitional Schools	(112)	-4.7%	133	1.3%

Subtotal	14,211		11,405
Corporate and other	(88)	N/A	18	N/A

Total bad debt expense	$14,123	3.1%	$11,423	2.8%

The overall increase in bad debt expense as compared to the prior year quarter is primarily attributable to the increase in Culinary Arts, as student receivable balances grew as a result of extended payment plans being offered to certain students beginning in the third quarter 2008 as a replacement for the recourse loan program previously provided by Sallie Mae. The decrease in Art & Design’s bad debt expense as compared to the prior year quarter is primarily due to timing as a result of the calendar shift as previously discussed.

Goodwill and Asset Impairment

During the third quarter 2009, we recorded a $2.5 million asset impairment charge for one of our owned facilities, resulting from its carrying value exceeding its current fair value. This noncash charge is reflected within Corporate and other. During the third quarter 2008 we recorded a noncash charge of $4.8 million related to write-offs of certain assets following the exit of a facility within Culinary Arts. In addition, during the third quarter 2008 we renamed our two Western School of Health & Business Career Campuses to Sanford-Brown Institute. As a result the $2.0 million assigned to the Western School of Health & Business Careers’ trade name was written off.

Operating Income

The operating income increase of $38.5 million from the prior year quarter is primarily attributable to University and Culinary Arts, as increased student population and strong student retention drove revenue growth. Excluding Transitional Schools, the 16.5% increase in revenue over the prior year quarter, along with close monitoring of operating expenses, drove the operating income improvement.

Provision for Income Taxes

Our consolidated effective income tax rate for continuing operations was 29.6% for the three months ended September 30, 2009 compared to a tax benefit for the three months ended September 30, 2008 as we experienced a loss in the prior year quarter. The change in our effective tax rate from the prior year quarter was primarily due to the recording of a valuation allowance on the net operating losses of a foreign subsidiary and an increase in our state income taxes due to earnings mix shifts and various state law changes. In addition, the current year results include lower levels of tax-exempt interest as a percentage of pretax income and a lower level of reductions of tax reserves compared to the prior year.

Loss from Discontinued Operations

The following campuses are reflected in discontinued operations for both current and prior period financial results: Brooks College, Sunnyvale and Long Beach, CA; International Academy of Design & Technology, Pittsburgh, PA (“IADT – Pittsburgh”); International Academy of Design and Technology, Toronto, Canada (“IADT – Toronto”); Katharine Gibbs School, Piscataway, NJ; and McIntosh College, Dover, NH. These campuses have ceased operations. As additional schools within the Transitional Schools segment cease operations, the results of operations for all periods presented will be reflected within discontinued operations.

During the third quarter 2009, we completed the teach-out activities for McIntosh College. In connection with the teach-out of this school we recorded a $2.3 million charge related to recording the estimated fair value of the remaining operating lease obligation.

Nine Months Ended September 30, 2009 as Compared to Nine Months Ended September 30, 2008

	For the Nine Months Ended September 30,				% Change
	2009	% of Total Revenue	2008	% of Total Revenue	2009 vs. 2008
	(Dollars in thousands)
TOTAL REVENUE	$1,337,641		$1,265,998		5.7%

OPERATING EXPENSES
Educational services and facilities	485,624	36.3%	488,924	38.6%	-0.7%
General and administrative:
Advertising	218,799	16.4%	195,001	15.4%	12.2%
Admissions	141,958	10.6%	154,050	12.2%	-7.8%
Administrative	313,694	23.5%	291,931	23.1%	7.5%
Bad debt	38,924	2.9%	32,726	2.6%	18.9%

Total general and administrative expense	713,375	53.3%	673,708	53.2%	5.9%
Depreciation and amortization	49,824	3.7%	57,365	4.5%	-13.1%
Goodwill and asset impairment	2,500	0.2%	8,925	0.7%	-72.0%

OPERATING INCOME	86,318	6.5%	37,076	2.9%	132.8%

PRETAX INCOME	87,329	6.5%	49,866	3.9%	75.1%
PROVISION FOR INCOME TAXES	29,479	2.2%	12,651	1.0%	133.0%

Effective tax rate	33.8%		25.4%
INCOME FROM CONTINUING OPERATIONS	$57,850	4.3%	$37,215	2.9%	55.4%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(7,311)	-0.5%	(8,287)	-0.7%	-11.8%

NET INCOME	$50,539	3.8%	$28,928	2.3%	74.7%

Revenue

Total revenue increased $71.6 million, or 5.7% from the prior year to date. The overall increase in revenue is primarily attributable to increases in University and Health Education, which were partially offset by decreased revenue in Transitional Schools, Culinary Arts and Art & Design. Excluding Transitional Schools, total revenue increased $102.9 million, or 8.4%. The increase in revenue in University and Health Education over the prior year to date is primarily attributable to student population growth, as well as improved student retention.

Educational Services and Facilities Expense

Educational services and facilities expense decreased $3.3 million, or 0.7%, as compared to the prior year to date. The current and prior year results include charges related to lease termination expense and the fair value of remaining lease obligations for vacated space in the amounts of $22.5 million and $10.9 million for the nine months ending September 2009 and 2008, respectively. The previous year to date expense also included $5.4 million for severance and stay bonuses associated with our decision to teach out certain campuses and our efforts to reduce redundancies within our organization. Academic expense decreased 5.4% from the prior year to date primarily due to declines within Transitional Schools as these schools’ student populations continue to decline. Culinary Arts and Art & Design academic costs also declined as compared to the prior year to date due to the introduction of revised staffing models in the third and fourth quarters of 2008, which provide greater flexibility to adjust to the changes in student population. We continue to manage these costs, including occupancy costs, and focus our efforts on optimizing our staffing models as our revenue continues to grow across the Company.

General and Administrative Expense

General and administrative expense increased $39.7 million from the prior year to date primarily driven by a $28.1 million increase in performance-based compensation expense. The increase in performance-based compensation expense over the prior year to date was primarily due to higher expected achievement of the Company’s annual business objectives and financial performance metrics of its annual cash incentive plan. The prior year to date expense included $5.8 million of severance and stay bonus expense associated with our decision to teach out certain campuses and our efforts to reduce redundancies within the organization. The 12.2% increase in advertising expense primarily occurred within University. These increases, along with the increase in bad debt expense, were offset by decreases in admissions expense in several segments due to the benefits of prior year actions to reduce headcount and improve operational efficiency.

Bad debt expense incurred by each of our reportable segments during the nine months ended September 30, 2009 and 2008 was as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2009	As a % of Segment Revenue	2008	As a % of Segment Revenue
Bad debt expense by segment:
University	$9,959	1.7%	$10,317	2.0%
Culinary Arts	19,515	8.1%	9,965	4.0%
Health Education	4,423	2.0%	6,591	3.7%
Art & Design	5,344	2.8%	4,929	2.5%
International	212	0.3%	260	0.4%
Transitional Schools	(230)	-1.8%	923	2.1%

Subtotal	39,223		32,985
Corporate and other	(299)	N/A	(259)	N/A

Total bad debt expense	$38,924	2.9%	$32,726	2.6%

The overall increase in bad debt expense as compared to the prior year to date is primarily attributable to an increase in bad debt expense for Culinary Arts, as student receivable balances grew as a result of extended payment plans being offered to certain students beginning in the second quarter 2008 as a replacement for the recourse loan program previously provided by Sallie Mae. This increase is partially offset by decreases in University and Health Education bad debt expense resulting from increased funding from government sources, as well as a shift in student population mix toward associate degree programs which have historically experienced higher collection rates. Improvement in overall student retention also contributed to a lower bad debt expense in the current year.

Goodwill and Asset Impairment

During the third quarter 2009, we recorded a $2.5 million asset impairment charge for one of our owned facilities, resulting from its carrying value exceeding its current fair value. This noncash charge is reflected within Corporate and other. During the nine months ended September 30, 2008, we recorded a $2.2 million asset impairment charge related to the reduction of asset carrying values related to our AIU – Los Angeles campus, which is currently being taught out. In addition, during the third quarter 2008 we recorded a noncash charge of $4.8 million related to write-offs due to the close of facilities within Culinary Arts and a $2.0 million noncash write off of trade name in Health Education.

Operating Income

Operating income increased $49.2 million, or 132.8% from the prior year to date as increases in University, Health Education, Culinary Arts, and Art & Design were partially offset by the decrease in Transitional Schools related to lease termination expense and the fair value of remaining lease obligations for vacated space. Excluding Transitional Schools’ operating loss, operating income increased $65.9 million, or 101.4% over the prior year to date.

Provision for Income Taxes

Our consolidated effective income tax rate for continuing operations was 33.8% for the nine months ended September 30, 2009, as compared to 25.4% for the nine months ended September 30, 2008. The increase in our effective tax rate from the prior year to date was primarily due to the recording of a valuation allowance on the net operating losses of a foreign subsidiary and an increase in our state income taxes due to earnings mix shifts and various state law changes. In addition, the current year results include lower levels of tax-exempt interest as a percentage of pretax income. Finally, the prior year’s tax rate includes a higher level of reduction of tax reserves due to the expiration of the statute of limitations on international tax matters and the closing of a state income tax audit.

Loss from Discontinued Operations

The following campuses are reflected in discontinued operations for both current and prior period financial results: Brooks College, Sunnyvale and Long Beach, CA; International Academy of Design & Technology, Pittsburgh, PA (“IADT – Pittsburgh”); International Academy of Design and Technology, Toronto, Canada (“IADT – Toronto”); Katharine Gibbs School, Piscataway, NJ; and McIntosh College, Dover, NH. These campuses have ceased operations. As additional schools within the Transitional Schools segment cease operations, the results of operations for all periods presented will be reflected within discontinued operations.

In connection with the completed teach-out activities for McIntosh College, we recorded $7.6 million in noncash charges related to recording the estimated fair value of the remaining operating lease obligation for the nine months ended September 30, 2009.

SEGMENT RESULTS

Three Months Ended September 30, 2009 as Compared to Three Months Ended September 30, 2008

The following table sets forth unaudited historical segment results for the periods presented. Results for the prior year have been reclassified to be comparable to the current year presentation, primarily due to realignment reflecting the Company’s current organizational structure and our decision to teach out campuses that were previously held for sale.

	For the Three Months Ended September 30,
	(Dollars in thousands)
	REVENUE			OPERATING INCOME (LOSS)		PROFIT (LOSS) MARGIN
	2009	2008	% Change	2009	2008	2009	2008
University	$206,810	$172,856	19.6%	$40,936	$27,341	19.8%	15.8%
Culinary Arts	91,654	85,961	6.6%	7,373	(10,426)	8.0%	-12.1%
Health Education	77,981	59,514	31.0%	12,863	3,142	16.5%	5.3%
Art & Design	65,879	61,766	6.7%	7,751	3,835	11.8%	6.2%
International	15,333	12,595	21.7%	(4,498)	(5,244)	-29.3%	-41.6%
Transitional Schools	2,402	10,273	-76.6%	(7,387)	(7,978)	-307.5%	-77.7%

Subtotal	460,059	402,965	14.2%	57,038	10,670	12.4%	2.6%
Corporate and other	(147)	(1)		(24,764)	(16,906)

Total	$459,912	$402,964	14.1%	$32,274	$(6,236)	7.0%	-1.5%

Total less Transitional Schools	$457,510	$392,691	16.5%	$39,661	$1,742	8.7%	0.4%

	STUDENT STARTS			STUDENT POPULATIONS
	For the Three Months Ended September 30,			As of October 31,
	2009	2008	% Change	2009	2008	% Change
University	16,010	14,130	13%	53,700	44,800	20%
AIU	6,530	6,130	7%	22,700	19,900	14%
Online	5,460	5,200	5%	18,600	16,100	16%
On-ground	1,070	930	15%	4,100	3,800	8%
CTU	8,760	7,300	20%	29,300	23,100	27%
Online	7,630	6,280	21%	23,700	18,300	30%
On-ground	1,130	1,020	11%	5,600	4,800	17%
Briarcliffe	720	700	3%	1,700	1,800	-6%
Culinary Arts	7,110	4,710	51%	12,500	10,300	21%
On-ground	7,020	4,710	49%	12,400	10,300	20%
Online	90	—	N/A	100	—	N/A
Health Education	7,040	5,600	26%	22,900	17,400	32%
Art & Design	3,310	3,080	7%	13,900	14,000	-1%
On-ground	2,940	2,760	7%	12,500	13,200	-5%
Online	370	320	16%	1,400	800	75%
International	4,200	4,070	3%	10,900	9,700	12%

Subtotal	37,670	31,590	19%	113,900	96,200	18%
Transitional Schools	—	10	-100%	300	2,200	-86%

Total	37,670	31,600	19%	114,200	98,400	16%

University’s operating results for the three months ended September 30, 2009 and 2008 are as follows (dollars in thousands):

	Revenue			Operating Income (loss)		Operating Margin (loss)
	2009	2008	% Change	2009	2008	2009	2008
AIU	$107,182	$94,554	13.4%	$23,658	$16,165	22.1%	17.1%
Online	90,507	77,767	16.4%	28,628	21,549	31.6%	27.7%
On-ground	16,675	16,787	-0.7%	(4,970)	(5,384)	-29.8%	-32.1%

CTU	92,849	71,468	29.9%	17,076	11,640	18.4%	16.3%
Online	77,004	58,925	30.7%	19,773	12,665	25.7%	21.5%
On-ground	15,845	12,543	26.3%	(2,697)	(1,025)	-17.0%	-8.2%

Briarcliffe	6,779	6,834	-0.8%	202	(464)	3.0%	-6.8%

Total University	$206,810	$172,856	19.6%	$40,936	$27,341	19.8%	15.8%

Current quarter revenue increased by $34.0 million, or 19.6% over the prior year quarter, driven by growth in University’s student population resulting from accelerating student start growth and continuation of strong student retention rates.

Current quarter operating income increased by $13.6 million over the prior year quarter, or 49.7%. Operating profit margin improved for both our AIU and CTU Online platforms due to revenue increases resulting from higher student population. This revenue increase was partially offset by an increase in advertising expense.

Culinary Arts. Current quarter revenue increased $5.7 million or 6.6% over the prior year quarter. This increase is due to an increase in average student population resulting from the introduction of our extended payment plans during the second quarter 2008, along with increased Title IV funding and the introduction of a 21-month Culinary program in the first quarter 2009 which provide the foundation for more students to enroll in these programs. These actions, along with the addition of two campuses that opened after the first quarter 2008, contributed to the 51% increase in student starts as compared to the prior year quarter. Student retention rates within Culinary Arts also improved in the third quarter 2009 as compared to the prior year quarter, as we continue to focus on ensuring student success.

Culinary Art’s operating income increased $17.8 million or 170.7% over the prior year quarter. Bad debt expense increased, reflecting the use of internal payment plans for those students unable to obtain external financing. The prior year quarter’s operating loss included $18.5 million in significant charges, including, $9.7 million in lease exit costs, a $4.8 million asset impairment charge and a $4.0 million increase in legal reserves. Excluding the impact of these significant items, current year operating income slightly declined from the prior year quarter as increases in revenue were offset by increased bad debt expense and higher administrative costs.

During the third quarter 2009, the Company acquired the rights to the Le Cordon Bleu brand in the education and services field for the U.S. and Canada. We acquired the rights to further our execution of our strategic plan, as it solidifies a core asset essential to the future growth of our Culinary Arts segment. The purchase price was comprised of $25.0 million in cash funded from operations, $71.3 million of CEC common stock, and an estimated $47.8 million of royalty payments to be paid over a thirty-month period. The acquisition is expected to result in annual operating expense savings of approximately $15.0 million to $20.0 million from the elimination of royalty payments.

Health Education. Current quarter revenue increased $18.5 million, or 31.0%, over the prior year quarter due to higher student population resulting from a 26% increase in student starts as well as higher levels of student retention over the prior year quarter.

Health Education’s operating income increased by $9.7 million over the prior year quarter, and its operating profit margin expanded from 5.3% to 16.5% due to increased revenue and slightly lower bad debt expense. Excluding start-up campuses, the operating margin within Health Education was 19.8% in the current year quarter as compared to 6.1% in the prior year quarter. Health Education continued to focus its efforts in the current year quarter on improving productivity and operating leverage. Bad debt expense declined due to higher levels of Title IV funding being made available to our students and improved collection efforts at the school level.

In the first quarter 2009, we made the decision to convert one of our Transitional Schools, Gibbs College – Boston, MA into a health school, focusing on allied health. We are currently working with the appropriate regulators to obtain approval for the introduction of new programs. Gibbs College – Farmington, CT was converted to a Health Education School during the third quarter 2009. These locations, in addition to the two schools converted in 2008, SBC – Vienna and SBI – Melville, provide us with the opportunity to expand our presence in the Northeast region of the U.S. We expect to open a total of seven new campuses across the U.S. in 2009. The expected 2009 operating loss for these new campuses is estimated to be approximately $10 million to $15 million. An additional location within Transitional Schools is being considered as a potential Health School as well.

Art & Design. Current quarter revenue increased $4.1 million, or 6.7% from the prior year quarter primarily due to a shift in calendars which contributed approximately $3.7 million of additional revenue to the current year quarter. This increase was partially offset by a decline in revenue per student, resulting from students taking fewer credits per term as compared to the prior year quarter.

Operating income increased $3.9 million, or 102.1% from the prior year quarter as revenue increased and operating expenses, including bad debt expense, decreased. The additional student starts resulting from the shift of calendars contributed approximately $4.6 million of additional operating income. Additionally, admissions expense decreased as a result of the introduction of standard staffing models at the end of 2008.

International. Current quarter revenue increased $2.7 million, or 21.7% over the prior year quarter. Excluding the $0.3 million favorable impact of foreign currency exchange rates, revenue would have increased approximately 19.5% over the prior year quarter due to strong student population growth.

Operating loss decreased slightly from the prior year quarter as foreign exchange rates had a favorable impact of approximately $1.0 million.

Transitional Schools. Current quarter revenue declined $7.9 million from the prior year quarter due to the schools no longer enrolling students. We expect revenue to continue to decline from the prior year as the schools continue to wind down their operations. Six of the seven schools within Transitional Schools will cease operations by the end of 2009. The final school is expected to cease operations in the second half of 2010.

Operating loss within Transitional Schools decreased $0.6 million from the prior year quarter and we expect this to continue to decrease as these schools continue to wind down their operations. The prior year quarter includes $1.2 million of unused space expense recorded in association with the first quarter of 2008 announcement to teach out these schools.

Corporate and other. This category includes costs that are incurred on behalf of the entire Company, including costs attributable to legal, finance, human resources, marketing and certain centralized activities related to student financing, including financial aid processing, student account posting and collections. We allocate a portion of these expenses to our SBU’s based upon a percentage of revenue. The increase in operating expenses over the prior year quarter is primarily due to increased performance-based compensation expense of $8.5 million. The increase in performance-based compensation expense over the prior year quarter was primarily due to higher expected achievement of the Company’s annual business objectives and financial performance metrics of its annual cash incentive plan. The current year quarter operating expense includes $2.5 million for a noncash charge related to the reduction of asset carrying values at one of our owned facilities.

Nine Months Ended September 30, 2009 as Compared to Nine Months Ended September 30, 2008

The following table sets forth unaudited historical segment results for the periods presented. Results for the prior year have been reclassified to be comparable to the current year presentation, primarily due to realignment reflecting the Company’s current organizational structure and our decision to teach out campuses that were previously held for sale.

	For the Nine Months Ended September 30,
	(Dollars in thousands)
	REVENUE			OPERATING INCOME (LOSS)		PROFIT (LOSS) MARGIN
	2009	2008	% Change	2009	2008	2009	2008
University	$594,895	$525,365	13.2%	$121,864	$79,806	20.5%	15.2%
Culinary Arts	241,178	251,026	-3.9%	5,296	(5,320)	2.2%	-2.1%
Health Education	219,480	177,669	23.5%	39,160	11,591	17.8%	6.5%
Art & Design	193,758	196,214	-1.3%	21,093	19,005	10.9%	9.7%
International	76,119	71,872	5.9%	9,951	10,750	13.1%	15.0%
Transitional Schools	12,555	43,843	-71.4%	(44,511)	(27,881)	-354.5%	-63.6%

Subtotal	1,337,985	1,265,989	5.7%	152,853	87,951	11.4%	6.9%
Corporate and other	(344)	9		(66,535)	(50,875)

Total	$1,337,641	$1,265,998	5.7%	$86,318	$37,076	6.5%	2.9%

Total less Transitional Schools	$1,325,086	$1,222,155	8.4%	$130,829	$64,957	9.9%	5.3%

	STUDENT STARTS
	For the Nine Months Ended September 30,
	2009	2008	% Change
University	44,830	41,540	8%
AIU	20,800	20,120	3%
Online	18,400	17,910	3%
On-ground	2,400	2,210	9%
CTU	22,830	20,220	13%
Online	19,920	17,560	13%
On-ground	2,910	2,660	9%
Briarcliffe	1,200	1,200	0%
Culinary Arts	12,540	8,900	41%
On-ground	12,450	8,900	40%
Online	90	—	N/A
Health Education	19,530	15,030	30%
Art & Design	8,040	6,610	22%
On-ground	6,820	5,760	18%
Online	1,220	850	44%
International	5,200	5,000	4%

Subtotal	90,140	77,080	17%
Transitional Schools	10	1,270	-99%

Total student starts	90,150	78,350	15%

University’s operating results for the nine months ended September 30, 2009 and 2008 are as follows (dollars in thousands):

	Revenue			Operating Income (loss)		Operating Margin (loss)
	2009	2008	% Change	2009	2008	2009	2008
AIU	$309,276	$287,262	7.7%	$69,241	$40,335	22.4%	14.0%
Online	256,427	229,344	11.8%	80,504	52,056	31.4%	22.7%
On-ground	52,849	57,918	-8.8%	(11,263)	(11,721)	-21.3%	-20.2%
CTU	263,100	214,832	22.5%	53,740	40,134	20.4%	18.7%
Online	217,327	175,584	23.8%	58,421	41,075	26.9%	23.4%
On-ground	45,773	39,248	16.6%	(4,681)	(941)	-10.2%	-2.4%
Briarcliffe	22,519	23,271	-3.2%	(1,117)	(663)	-5.0%	-2.8%

Total University	$594,895	$525,365	13.2%	$121,864	$79,806	20.5%	15.2%

Current year to date revenue increased by $69.5 million, or 13.2% over the prior year to date driven by growth in University’s Online platforms resulting from strong population, an 8% increase in student starts and improved student retention.

Current year operating income increased by $42.1 million, or 52.7% over the prior year to date. Operating profit margin improved for both our AIU and CTU Online platforms due to revenue increases resulting from higher student populations and a reduction in admissions expense resulting from actions taken to improve productivity in the admissions process. These improvements are partially offset by an increase in advertising expense.

Culinary Arts. Current year revenue declined $9.8 million or 3.9% from the prior year primarily due to lower revenue per student due to the introduction of the 21-month Culinary program. We believe the introduction of our extended payment plans during the second quarter 2008, along with increased Title IV funding and the introduction of a 21-month Culinary program in the first quarter 2009, provide the foundation for more students to enroll in these programs. These actions, along with the addition of two campuses that opened after the first quarter 2008, contributed to the 41% increase in student starts over the prior year to date. Student retention rates within Culinary Arts also improved in the nine months ended September 30, 2009, as we continue to focus on ensuring student success.

Culinary Art’s operating income increased approximately $10.6 million from the prior year to date primarily due to the prior year results including some significant charges related to the write-offs of certain assets following the exit of a facility and the settlement of a legal case totaling $18.5 million. Excluding these charges from the prior year’s operating loss, operating income decreased by approximately $7.9 million from the prior year to date due to the effect of the reduction in carry-in population that took place in 2009 and increases in bad debt expense.

Health Education. Current year revenue increased $41.8 million, or 23.5% over the prior year to date due to an increase in student population resulting from a strong carry-in student population from the fourth quarter 2008 and a 30% increase in student starts over the prior year to date. Health Education’s current year revenue also benefited from a decrease in student attrition and improved completion rates of programmatic studies.

Health Education’s operating income increased by $27.6 million over the prior year to date and its operating profit margin expanded from 6.5% to 17.8% due to increased revenue and lower administration costs and bad debt expense. Excluding start-up campuses, the operating margin within Health Education was 20.7% in the current year to date as compared to 7.4% in the prior year to date. Health Education continued to focus its efforts in the current year to date on improving productivity and operating leverage. Bad debt expense declined due to higher levels of Title IV funding made available to our students.

In the third quarter 2008 we renamed our two Western School of Health & Business Careers Campuses to Sanford-Brown Institute. As a result, the $2.0 million assigned to the Western School of Health & Business Careers’ trade name was written off.

Art & Design. Current year revenue declined 1.3% from the prior year to date, despite an increase in student population, as revenue per student declined since students took fewer credits per term as compared to the prior year to date.

The increase in Art & Design’s current year operating income of $2.1 million over the prior year to date was mainly driven by lower operating expenses, including both academics and admissions expenses, that offset the slight decrease in revenue.

International. Current year to date revenue increased 5.9% as compared to the prior year to date, resulting from additional tuition fees due to strong student population growth. Excluding the $9.4 million unfavorable impact of foreign currency exchange rates, revenue would have increased approximately 19.0% over the prior year to date.

Operating income decreased $0.8 million or approximately 7.4% as foreign exchange rates had an unfavorable impact of approximately $1.3 million.

Transitional Schools. Current year to date revenue declined $31.3 million as compared to the prior year to date due to the schools no longer enrolling students. We expect revenue to continue to decline as compared to the prior year periods as the schools continue to wind down their operations.

The current year to date operating loss includes $22.5 million of pretax charges related to lease termination expense of $15.0 million at our Lehigh Valley College location, which was paid as of September 30, 2009, and the fair value of remaining lease obligations for vacated space at our Katharine Gibbs School – New York location of $7.5 million. The prior year to date results included $6.9 million of severance and stay bonus expense recorded in association with the announcement in the first quarter 2008 to teach out these schools, $2.2 million asset impairment charge related to the reduction of asset carrying values related to our AIU – Los Angeles campus which is being taught out and $1.2 million of unused space expense recorded in association with the announcement in the first quarter of 2008 to teach out these schools.

Corporate and other. This category includes costs that are incurred on behalf of the entire Company, including costs attributable to legal, finance, human resources, marketing and certain centralized activities related to student financing, including financial aid processing, student account posting and collections. We allocate a portion of these expenses to our SBU’s based upon a percentage of revenue. The increase in operating expenses over the prior year to date is primarily due to increased performance-based compensation expense of $13.8 million. The increase in performance-based compensation expense over the prior year to date was primarily due to higher expected achievement of the Company’s annual business objectives and financial performance metrics of its annual cash incentive plan. The current year to date operating expenses also includes $2.5 million for a noncash charge related to the reduction of asset carrying values at one of our owned facilities.

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

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

As of September 30, 2009, cash, cash equivalents, and investments totaled $473.8 million. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We finance our operating activities and our organic growth primarily through cash generated from operations. We finance acquisitions primarily through funding from credit facility borrowings and cash generated from operations. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, and lease commitments through at least the next 12 months primarily with cash generated by operations, existing cash balances, and, if necessary, borrowings under our existing credit agreement.

The U.S. Department of Education (“ED”) requires that Title IV Program funds collected in advance of student billings be kept in a separate cash account until students are billed for the portion of their program related to those Title IV Program funds collected. The ED further requires that Title IV Program funds be disbursed to students within three business days of receipt. We do not recognize restricted cash balances on our unaudited consolidated balance sheets until all restrictions have lapsed with respect to those balances. As of September 30, 2009 and 2008, the amount of restricted cash balances recorded in separate cash accounts was not significant. Also included in cash and cash equivalents within our unaudited consolidated balance sheets are amounts related to certain of our European campuses that are operated as not-for-profit schools. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. The amount of not-for-profit cash and cash equivalents with restrictions was $43.7 and $48.8 million at September 30, 2009 and December 31, 2008, respectively. Restrictions on these cash balances have not affected, nor do we believe that such restrictions will affect, our ability to fund our daily operations.

Sources and Uses of Cash

Operating Cash Flows

During the nine months ended September 30, 2009 and 2008, net cash flows provided by operating activities totaled $217.4 million and $159.0 million, respectively, resulting in a $58.5 million increase over the prior year to date.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students finance tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, school payment plans, private and institutional scholarships and cash payments. The following table summarizes our U.S. schools’ cash receipts from tuition payments by fund source as a percentage of total tuition payments received for the nine months ended September 30, 2009 and 2008. The percentages reflected therein were determined based upon our U.S. schools’ cash receipts for the nine months ended September 30, 2009 and 2008.

	For the Nine Months
	Ended September 30,
	2009	2008
Title IV Program funding
Stafford loans	57.6%	49.0%
Grants	17.4%	13.1%
PLUS loans	5.0%	5.1%

Total Title IV Program funding	80.0%	67.2%

Private loans
Non-recourse loans	2.3%	10.3%
Recourse loans	0.0%	1.7%

Total private loans	2.3%	12.0%

Scholarships, grants and other	3.9%	4.2%
Cash payments	13.8%	16.6%

Total tuition receipts	100.0%	100.0%

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

Although we anticipate that we will be able to satisfy cash requirements for working capital needs, capital expenditures, and commitments through at least the next year primarily with cash generated by our operations, existing cash balances and, if necessary, borrowings under our existing credit agreement, we are not able to assess the effect of loss contingencies on future cash requirements and liquidity. See Note 8 “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements for additional discussion of these matters.

Investing Cash Flows

During the nine months ended September 30, 2009, net cash flows used in investing activities totaled approximately $37.5 million compared to net cash flows used in investing activities of $156.4 million for the nine months ended September 30, 2008. The change year over year of $118.9 million was attributable to greater net sales of available-for-sale investments in 2009 as compared to the prior year for the repurchase of our common shares. Included in the balance was cash paid for the acquisition of the rights to the Le Cordon Bleu brand.

Capital Expenditures. Capital expenditures increased $10.5 million, or approximately 26.2%, from $39.9 million during the nine months ended September 30, 2008, to $50.3 million during the nine months ended September 30, 2009. Included in the current year capital expenditures is approximately $7.9 million associated with the investment in startup activities. Capital expenditures represented 3.8% and 3.1%, respectively, of total revenue from continuing and discontinued operations during the nine months ended, September 30, 2009 and 2008.

Financing Cash Flows

During the nine months ended September 30, 2009 and 2008, net cash flows used in financing activities totaled $177.6 million and $12.5 million, respectively. The increased use in financing activities is primarily attributable to an increase in share repurchase activities in 2009 as compared to the prior year.

Credit Agreement. As of September 30, 2009, we had no outstanding debt and had letters of credit totaling approximately $10.9 million outstanding under our U.S. Credit Agreement, with $174.1 million in credit availability as of September 30, 2009.

Repurchases of Shares. During the nine months ended September 30, 2009, we repurchased 8.2 million shares of our common stock for approximately $180.0 million at an average price of $21.84 per share. During the nine months ended September 30, 2008, we repurchased approximately 1.0 million shares of our common stock for approximately $13.8 million at an average price of $13.86 per share. Repurchases of shares during the nine months ended September 30, 2009 and 2008 were primarily funded by cash generated from operating activities and the sale of available-for-sale investments.

As of September 30, 2009, approximately $215.5 million was available under the Company’s previously authorized repurchase program. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Contractual Obligations

As of September 30, 2009, there were no significant changes to our contractual obligations from December 31, 2008 except as discussed below, and we were not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

On August 31, 2009, we acquired all rights to the Le Cordon Bleu brand in the educational services field for the U.S. and Canada. We have agreed to terminate the prior licensing agreement that included royalty payments of 6.0% of tuition fee revenue as defined in the agreement. As part of the transaction, we also acquired the right of first refusal with regards to ownership of all non-acquired brand rights and operations of Le Cordon Bleu International. The purchase price was $144.1 million, comprised of $25.0 million in cash, 3.0 million shares of CEC common stock, and a 30-month earn-out payment based upon Culinary Arts tuition fee revenue estimated at $47.8 million. We anticipate that this transaction will result in annual operating expense savings of approximately $15 million to $20 million.

Changes in Financial Position – September 30, 2009 compared to December 31, 2008

Selected unaudited consolidated balance sheet account changes from December 31, 2008 to September 30, 2009 are as follows:

	As of
	September 30, 2009	December 31, 2008	% Change
	(Dollars in thousands)
Assets
Non-current assets:
Intangible assets, net	184,151	39,904	361%
Liabilities
Current liabilities:
Accounts payable	51,393	28,330	81%
Accrued expenses:
Income Taxes	12,031	29,224	-59%
Payroll and related benefits	83,967	63,181	33%
Royalty payments	20,738	1,476	1305%
Deferred tuition revenues	206,804	153,595	35%
Non-current liabilities:
Royalty payments	29,791	—	N/A
Total Stockholders’ equity	908,950	947,652	-4%

Intangible Assets: The $144.2 million increase in trade name is primarily driven by the purchase of the rights to the Le Cordon Bleu brand in the U.S. and Canada.

Accounts payable: The $23.1 million increase is due to the timing of receipt of certain invoices as well as effective management of our working capital.

Accrued expenses – Income Taxes: The $17.2 million decrease is mainly due to the payments of federal and state taxes relating to 2008, as well as estimated taxes associated with the first quarter 2009.

Accrued expenses – Payroll and related benefits: The $20.8 million increase is due to increases in our performance-based annual incentive programs.

Accrued Expenses –Royalty payments: The $19.3 million increase is primarily driven by the purchase of the rights to the Le Cordon Bleu brand which includes estimated earn-out payments due in the next twelve months or less.

Deferred Tuition Revenues: The $53.2 million increase was driven in large part by the timing of revenue billings versus earnings. Many of our schools have a large student start in the fall term, driving up deferred revenue. The deferred balance would decrease over time as revenue is earned and therefore be at a lower point at year end.

Non-current liabilities –Royalty payments: The increase of $29.8 million relates to the purchase of the rights to the Le Cordon Bleu brand which includes estimated deferred payments due in periods that extend further than twelve months.

Total Stockholders’ Equity: Although retained earnings increased as a result of net income, total stockholders’ equity decreased $38.7 million primarily due to the increase in the cost of shares in treasury driven by share repurchases which more than offset the decrease in cost of shares in treasury associated with the Le Cordon Bleu International trade name acquisition.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We use various techniques to manage our market risk, including, from time to time, the use of derivative financial instruments. We do not use derivative financial instruments for speculative purposes.

A portion of our municipal bond investments are auction rate securities (“ARS”) with maturities that range from 28 to 365 days. ARS generally have stated terms to maturity of greater than one year. However, we classify investments in ARS as current on our unaudited consolidated balance sheets due to our ability to divest our holdings at auction maturity, which is less than one year. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed, continue to accrue interest and are auctioned on a set interval until the auction succeeds, the issuer calls the securities, or they mature. As of September 30, 2009, we do not consider the value of our investments in ARS to be impaired. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. Municipal bonds that are invested in ARS were $12.9 million as of September 30, 2009 and December 31, 2008.

Interest Rate Exposure

Any outstanding borrowings under our credit agreement bear annual interest at variable rates tied to the prime rate and the British Bankers Association LIBOR rate. As of September 30, 2009 and December 31, 2008, we had no outstanding borrowings under this agreement.

We estimate that the book value of our investments, debt instruments, and any derivative financial instruments approximated their fair values as of September 30, 2009 and December 31, 2008. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

Foreign Currency Exposure

We are subject to foreign currency exchange exposures arising from current and anticipated transactions denominated in currencies other than the U.S. dollar, and from the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts. Specifically, we are subject to risks associated with fluctuations in the value of the Euro and the British pound vis-à-vis the U.S. dollar. Our investment in our foreign operations as of September 30, 2009, was not significant to our unaudited consolidated financial position, and the book values of the assets and liabilities of such foreign operations as of September 30, 2009, approximated their estimated fair values.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2009, as defined in Exchange Act Rule 13a-15(e), and concluded that those controls and procedures were effective as of September 30, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Note 8 “Commitments and Contingencies” to our unaudited consolidated financial statements is incorporated herein by reference.

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

Federal regulatory requirements cover virtually all phases of the operations of our U.S. schools and those of our competitors, including educational program offerings, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw, financial aid to students, acquisitions of or opening new institutions, addition of new educational programs, and changes in corporate structure and ownership. The U.S. Department of Education (“ED”) is our primary federal regulator, pursuant to the Higher Education Act of 1965, as amended and as reauthorized by the Higher Education Opportunity Act signed into law on August 14, 2008 (“HEA”).

A significant portion of our U.S.-based students rely on student aid and loan programs under Title IV of HEA (“Title IV Programs”) and we derive a substantial portion of our revenue and cash flows from the Title IV Programs.

All of our U.S. schools participate in Title IV Programs and so are subject to extensive regulation by the ED, various state agencies and accrediting commissions. To participate in Title IV Programs, a school must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by the ED, and be certified by the ED as an eligible institution. Most ED requirements are applied on an institutional basis, with an institution defined by the ED as a main campus and any of its branch campuses or additional locations.

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

•

We may be required to post a letter of credit or accept other limitations, including operating restrictions, to continue our U.S. schools’ participation in Title IV Programs if we or our schools do not meet the ED’s financial responsibility standards or if our schools do not correctly calculate and timely return Title IV Program funds for students who withdraw before completing their program of study. The ED applies its quantitative financial responsibility tests annually based on the school’s audited financial statements and may apply the tests if a school undergoes a change in control or other circumstances. The ED also may apply the tests to us, as the parent company of our schools, and to other related entities. The ED’s operating restrictions include transferring institutions to a cash- monitoring system or reimbursement instead of the ED’s standard advance funding of Title IV funds, which may result in a significant delay in receiving the funds.

•

Any of our U.S. schools may lose eligibility to participate in Title IV Programs if, on a cash basis, the percentage of the U.S. school’s cash receipts derived from Title IV Programs for two consecutive fiscal years is greater than 90%. Under HEA’s “90-10 Rule,” a proprietary school that fails to derive at least 10% of its cash receipts from non-Title IV sources at the end of a fiscal year will be placed on provisional participation status for two fiscal years. If the school does not satisfy the 90-10 rule for two consecutive fiscal years, it loses its eligibility to participate in the Title IV Programs for at least two fiscal years. If a school violates the 90-10 Rule and became ineligible to participate in Title IV Programs but continues to disburse Title IV Program funds, the ED would require the school to repay all Title IV Program funds received by it after the effective date of the loss of eligibility.

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

Any changes in ED’s regulations could affect the ability of our students to obtain federal funding under Title IV Programs, impact our operations, and have other consequences for us, as can changes in federal and state legislation or regulations of other federal, state and other regulatory bodies overseeing our education programs.

The agencies that regulate our U.S. schools, including ED, periodically revise their requirements and modify their interpretations of existing requirements. For example, in 2009, ED is addressing topics such as lender and general loan issues, accreditation, discretionary grants, general and non-loan programmatic issues, and program integrity in the Title IV programs through the rulemaking process under HEA, establishing a number of negotiated rulemaking committees with affected parties to work with ED to come to consensus on ED’s proposed regulations, holding public hearings open for community comment and developing final regulations for issuance.

We cannot predict with certainty the impacts of ED’s rulemaking process on Title IV Program eligibility or our operations. Nor can we predict the effect of other legislative or regulatory changes by federal, state or other agencies regulating our education programs or other aspects of our operations, how any resulting regulations will be interpreted or whether we and our schools will be able to comply with these requirements in the future. Any actions by the U.S. Congress or ED that affect Title IV funding availability, funding vehicles or institutional or student funding eligibility requirements, or actions by other bodies that affect our programs and operations, could have a material adverse effect on our student enrollments, our ability to remain eligible for Title IV Programs and our results of operations and cash flows.

Government agencies, regulatory agencies, and third parties may conduct compliance reviews, bring claims or initiate litigation against us based on alleged violations of the extensive regulatory requirements applicable to us, which could require us to pay monetary damages, be sanctioned or limited in our operations, and expend significant resources to defend against those claims.

Government and regulatory agencies and third parties may bring claims or actions against us based on alleged violations of the extensive regulatory requirements applicable to us. If one of our U.S. schools were to violate any of these regulatory requirements, these agencies could (a) impose monetary fines or penalties, (b) require repayment of funds received under Title IV Programs or state financial aid programs, (c) place restrictions on or terminate our U.S. schools’ eligibility to participate in Title IV Programs or state financial aid programs, (d) place limitations on or terminate our U.S. schools’ operations or ability to grant degrees and certificates, (e) restrict or revoke our U.S. schools’ accreditations, (f) place limits on our ability to open new schools or offer new programs, or (g) subject us or our U.S. schools to civil or criminal penalties. Any one of these sanctions could adversely affect our financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

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

If any of our U.S. schools were to lose eligibility to participate in Title IV Programs, and we could not arrange for adequate alternative financing sources for students attending that school, we could be forced to close that school. The closing of any of our U.S. schools could have an adverse effect on our financial condition, results of operations, cash flows and growth prospects.

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

If we fail to receive timely approval from the accreditor of our American InterContinental University schools to begin offering new degree or certificate programs, our business, financial condition, results of operations, and growth prospects could be adversely affected.

In October 2009, in connection with AIU’s request for approval of new Bachelor’s and Master’s programs, AIU was notified by the Higher Learning Commission of the North Central Association of Colleges and Schools, or HLC, that it would defer consideration of applications from AIU for new degree or certificate programs until certain recommendations associated with its initial grant of accreditation are satisfied. Related to its review to confirm satisfaction of its recommendations, HLC has also advised AIU that it will undertake an advisory visit to AIU in January 2010 focused on AIU’s educational and business practices.

We cannot predict the outcome of these reviews or the timing of our receipt of the necessary approvals from HLC to begin offering new degree or certificate programs. An extended delay in AIU’s ability to begin offering new programs could have a material adverse effect on our business, financial condition, results of operations, and growth prospects. In addition, any adverse future accreditation or regulatory action, or resulting adverse publicity related to these matters, may harm our business and reputation and impair our ability to attract and retain students at our AIU schools.

Increased scrutiny by Congress and various governmental agencies regarding student loan activities have produced uncertainty concerning restrictions applicable to administration of Title IV Programs, the funding for those programs, and our student lending activities. If these uncertainties are not satisfactorily or timely resolved, we may face increased regulatory burdens and costs or experience adverse impacts on our student enrollment. Investigations, claims, and actions against us and other post-secondary education providers could adversely affect our reputation, revenues, financial results and stock price.

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

In the second quarter 2009, the Federal Reserve Board approved final amendments to Regulation Z (Truth in Lending), that will be effective in February 2010 and that revise and expand disclosure requirements for certain private education loans, including the extended payment plan program that we have implemented.

Criticisms of the overall student lending and post-secondary education sectors may impact general public perceptions of educational institutions, including us, in a negative manner. Adverse media coverage regarding other educational institutions or regarding us directly could damage our reputation. The environment surrounding access to and cost of student loans remains in a state of flux, with additional legislation and regulatory changes being actively considered at the federal and state levels. The uncertainty surrounding these issues, and any resolution of these issues that increases loan costs or reduces students’ access to Title IV loans or to extended payment plan programs such as ours, could reduce student demand for our programs, adversely impact our revenues and operating profit or result in increased regulatory scrutiny.

Risks Related to Our Business

A substantial decrease in student financing options, or a significant increase in financing costs for our students, could have a material adverse affect on our student population, revenue and financial results.

Tightened credit markets in the U.S. economy in 2008 and 2009 caused some lenders, including some lenders that previously provided Title IV loans to our students, to cease providing Title IV loans to students. Other lenders have reduced the benefits and increased the fees associated with the Title IV loans they do provide. In addition, the new regulatory refinements of HEA and Regulation Z (Truth in Lending) may result in higher administrative costs for schools, including us, related to student loan and extended payment plan programs. If the costs of Title IV loans increase or if availability of loans and payment plans decrease, some students may decide not to enroll in a post-secondary institution, which could have a material adverse effect on our enrollments, revenue and results of operations.

We are working with third parties as well as internally to implement funding programs that will assist our students in continuing their program of study. We have provided payment plans directly to certain students to ensure that they can finish their existing educational programs with us and to allow new students to attend our schools. As of September 30, 2009, we have committed to approximately $59.9 million of funding through extended payment plans.

Any further actions by the U.S. Congress, ED or other regulatory bodies that significantly reduce funding for Title IV Programs or the ability of our students to participate in these Programs, or restrict our ability to offer extended payment plans or establish different or more stringent requirements for our U.S. schools to participate in Title IV Programs or to offer such extended payment plans, could have a material adverse effect on our student population, results of operations and cash flows.

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

We cannot predict the ultimate outcome of these matters and expect to continue to incur significant defense costs and other expenses in connection with them. We may be required to pay substantial damages or settlement costs in excess of our insurance coverage related to these matters. Government investigations and any related legal and administrative proceedings may result in the institution of administrative, civil injunctive or criminal proceedings against us and/or our current or former directors, officers or employees; or the imposition of significant fines, penalties or suspensions, or other remedies and sanctions. Any such costs and expenses could have a material adverse effect on our financial condition and results of operations and the market price of our common stock.

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

We need timely approval by applicable regulatory agencies to offer new programs, expand our operations into certain states, or acquire additional schools. If those approvals are not timely, we may incur operating expenses (such as lease obligations) for significant time periods before we can enroll students.

To open a new school or branch campus, or establish a new educational program, we are required to obtain the appropriate approvals from applicable state and accrediting regulatory agencies, which may be conditioned, delayed or denied in a manner that could significantly affect our growth plans. Approval by these regulatory agencies may be negatively impacted due to regulatory inquiries or reviews and any adverse publicity relating to such matters. Also, any adverse action taken by ED regarding its recognition of any accrediting agency that accredits our schools or programs could adversely impact our ability to open a new school or branch campus or establish new educational programs. In addition, to be eligible to participate in Title IV Programs, the ED and applicable state and accrediting bodies must certify a new school or branch campus.

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

Our future operating results and the market price of our common stock could be materially adversely affected if we are required to write down the carrying value of nonfinancial assets and nonfinancial liabilities, including long-lived assets, goodwill and intangible assets, such as our trademarks

In accordance with U.S. GAAP, we review our nonfinancial assets and nonfinancial liabilities, including long-lived assets, goodwill and intangible assets, such as our trademarks, for impairment on at least an annual basis through the application of fair-value-based measurements. Our estimates of fair-value for these are based primarily on projected future results and expected cash flows and other assumptions. In the future, if we are required to significantly write down the value of our nonfinancial assets and nonfinancial liabilities, including long-lived assets, goodwill and trademarks, our operating results and the market price of our common stock may be materially adversely affected.

We could experience decreasing enrollments or decreasing growth in our enrollments in our schools due to changing demographic trends in family size, overall declines in enrollment in post-secondary schools, job growth in fields unrelated to our core disciplines, or other societal factors.

A September 2009 NCES report projects that between 2007 and 2018 enrollments in degree-granting post-secondary institutions increasing in a range from a low alternative projection of 9%, or 19.9 million students, to a high alternative projection of 17%, or 21.3 million students. These projected 11-year growth rates are lower than the 28.0% increase NCES reported for the 11 – year period 1996-2007 of 14.4 million in 1996 to 18.2 million in 2007. Such a decline in the overall growth rate in the post-secondary education sector would result in increased competition for students for our programs and could impact our ability to attract and retain students and affect our growth rate in enrollments. If we cannot attract new students, or develop new curricula to attract prospective students who seek degrees in fields other than our core disciplines, we may be unable to achieve our growth strategies, which could have a material adverse effect on our revenues, results of operations, financial condition and market price of our common stock.

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

As of September 30, 2009, we are not aware of any person or entity, including a group, who beneficially owns, or at any point previously owned, 20% or more, of the combined voting power of our outstanding common stock. If any person or entity (including a group) were to acquire and beneficially own 20% or more of the combined voting power of our common stock under our 1998 Employee Incentive Compensation Plan or 35% or more of the combined voting power of our common stock under our 2008 Incentive Compensation Plan and of awards outstanding under our 1998 Non-Employee Directors’ Stock Option Plan, a change in control for purposes of those plans and awards would be deemed to have occurred. If a change in control occurred, we would be required to accelerate share-based compensation expense and record an additional liability in an amount equal to the estimated obligation that would be due to those plan participants who have the right and choose to surrender all or part of a share-based award in exchange for cash. This recognition of additional expense could have a material adverse affect on our operating results and financial condition. See Note 10, “Share-Based Compensation” of the notes to our unaudited consolidated financial statements for further discussion of the effects of a change in control under our share-based compensation plans.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the nine months ended September 30, 2009:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2009—January 31, 2009	—	$—	—	$195,466,742
February 1, 2009—February 28, 2009	506,400	24.74	506,400	182,940,464
March 1, 2009—March 31, 2009	1,245,832	22.05	1,245,832	155,469,103
April 1, 2009—April 30, 2009	—	—	—	155,469,103
May 1, 2009—May 31, 2009	3,588,147	20.65	3,588,147	81,378,795
June 1, 2009—June 30, 2009	1,245,795	20.80	1,245,795	55,469,344
July 1, 2009—July 31, 2009	—	—	—	55,469,344
August 1, 2009—August 31, 2009	1,553,652	24.14	1,553,652	217,964,583
September 1, 2009—September 30, 2009	102,703	24.30	102,703	215,469,380

Total	8,242,529		8,242,529

(1)	As of September 30, 2009, approximately $215.5 million was available under the Company’s previously authorized repurchase program. This amount includes an additional $200.0 million authorized by our Board of Directors on August 4, 2009. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION

Date: November 4, 2009	By:	/S/ GARY E. MCCULLOUGH
Gary E. McCullough
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2009	By:	/S/ MICHAEL J. GRAHAM
Michael J. Graham
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)