Form 10-K
period 2009-12-31
CAREER EDUCATION CORP
filed 2010-02-25
CIK 1046568

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant, based upon the $24.89 per share closing sale price of the Registrant’s common stock on June 30, 2009 (the last business day of the Registrant’s most recently completed second quarter), was approximately $1,646,908,428. For purposes of this calculation, the Registrant’s directors and executive officers of the Registrant’s outstanding shares of voting common stock have been assumed to be affiliates, with such affiliates holding an aggregate of 18,980,670 shares of the Registrant’s voting common stock on June 30, 2009. As of January 31, 2010, the number of outstanding shares of Registrant’s common stock was 84,082,866.

Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement for the Registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

CAREER EDUCATION CORPORATION

FORM 10-K

i

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed herein under the caption “Risk Factors” that could cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason.

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

BUSINESS OVERVIEW

The colleges, schools and universities that are part of the Career Education Corporation (CEC) family offer high-quality education to a diverse student population of over 116,000 students across the world in a variety of career-oriented disciplines. The approximately 90 campuses that serve these students are located throughout the U.S. and in France, Italy, and the United Kingdom, and offer doctoral, master’s, bachelor’s and associate degrees and diploma and certificate programs. Nearly 40% of our students attend the web-based virtual campuses of American InterContinental University, Colorado Technical University, International Academy of Design & Technology and Le Cordon Bleu College of Culinary Arts.

CEC is an industry leader whose brands are recognized globally. Those brands include, among others, American InterContinental University; Brooks Institute; Colorado Technical University; Harrington College of Design; INSEEC Schools; International Academy of Design & Technology; Istituto Marangoni; Le Cordon Bleu North America; and Sanford-Brown Institutes and Colleges. Through our schools, CEC is committed to providing quality education, enabling students to graduate and pursue rewarding careers.

For more information, see CEC’s website at www.careered.com. The website includes a detailed listing of individual campus locations and web links to CEC’s approximately 90 colleges, schools, and universities.

During 2009, we organized our businesses across five strategic business units (“SBU”). Each SBU represented a group of postsecondary education providers that offer a variety of degree and non-degree academic programs. These SBUs were organized by key market segment to enhance brand focus and operational alignment within each segment. In addition, our Transitional Schools division included all schools that are currently being taught out. This division is focused on winding down these operations as effectively and efficiently as possible. Our reportable segments are:

University includes our American InterContinental University (“AIU”), Colorado Technical University (“CTU”) and Briarcliffe College schools that collectively offer regionally accredited academic programs in the career-oriented disciplines of business studies, visual communications and design technologies, health education, information technology, criminal justice and education in an online, classroom or laboratory setting.

Culinary Arts includes our Le Cordon Bleu North America (“LCB”) schools that collectively offer culinary arts programs in the career-oriented disciplines of culinary arts, baking and pastry arts, and hotel and restaurant management primarily in a classroom, kitchen or online setting.

Health Education primarily includes our Sanford-Brown schools that collectively offer academic programs in the career-oriented disciplines of health education, complemented by certain programs in business studies and information technology in a classroom, laboratory or online setting.

Art & Design includes our Brooks Institute, Brown College, Collins College, Harrington College of Design and International Academy of Design & Technology (“IADT”) schools. Collectively these schools offer academic programs primarily in the career-oriented disciplines of fashion design, game design, graphic design, interior design, film and video production, photography and visual communications in a classroom, laboratory or online setting.

International includes our INSEEC Group (“INSEEC”) schools and Istituto Marangoni schools located in France, Italy and the United Kingdom, which collectively offer academic programs in the career-oriented disciplines of business studies, health education, fashion and design and visual communications and technologies in a classroom or laboratory setting.

Transitional Schools includes those schools that are currently being taught out. As of December 31, 2009, AIU – Los Angeles, CA is the only school included in Transitional Schools. The schools previously reported within Transitional Schools have since ceased operations and are now being reported within discontinued operations with the exception of Gibbs College – Boston, MA, Gibbs College – Farmington, CT, and SBI Cranston – Cranston, RI which transitioned to the Health Education SBU in 2009.

On January 15, 2010, we realigned our resources to more effectively execute our new strategic growth plan. We began the integration of our Art & Design SBU alongside AIU and CTU, within the University SBU. This realignment will facilitate synergies between the programs in Art & Design and University, especially in the areas of fashion design, merchandising, interior design and technology. It will also enable the sharing of student-focused online platforms and expertise and aid IADT as it pursues its longer-term strategy of regional accreditation. Brooks Institute, Harrington College of Design and Collins College joined the IADT schools in the alignment of the Art & Design group into the University SBU. The realignment also shifted Brown College and Briarcliffe College into the Health Education SBU. We expect Briarcliffe’s regional accreditation to be beneficial in providing greater opportunity for Sanford-Brown students to enroll in higher degree programs. This realignment resulted in new reportable segments.

See Note 17 “Segment Reporting” and Note 19 “Subsequent Events” of the notes to our consolidated financial statements for further discussion.

INDUSTRY BACKGROUND AND COMPETITION

The postsecondary education industry is highly fragmented and increasingly competitive, with no one provider controlling significant market share. Students choose among providers based on programs and degrees offered, program flexibility and convenience, quality of instruction, placement rates, reputation, recruiting effectiveness and cost. Such multi-faceted market fragmentation results in significant differentiation among various education providers.

According to the National Center for Education Statistics (“NCES”), there were approximately 6,550 Title IV eligible postsecondary education institutions in the United States for the academic year 2007-08, including approximately 2,730 private, proprietary schools; approximately 2,000 public, non-profit schools; and

approximately 1,820 private, non-profit schools. According to the U.S. Department of Education, in the fall of 2007, approximately 18.7 million students were attending institutions that participate in the various financial aid programs under Title IV of the Higher Education Act signed into law on August 14, 2008.

The overall postsecondary education industry is expected by analysts to grow over the next several years. According to our estimates based on various external sources which include industry analysts and Integrated Postsecondary Education Data System (“IPEDS”) data, total postsecondary enrollments are expected to increase 1.9% per year over the next four years. Within the postsecondary education market, the proprietary sector is expected to have revenue growth of 8.3% per year from $17 billion in 2008 to $26 billion in 2013. One of the major drivers of this growth is the expected online platform growth of 15.2% per year from $9 billion in 2008 to $19 billion in 2013. The fragmentation and the projected growth of the industry contribute to its competitive nature and result in additional competitors entering the market.

Our primary competitors in the publicly traded, proprietary postsecondary education industry are: Apollo Group, Bridgepoint Education, Inc., Capella Education Company, Corinthian Colleges, Inc., DeVry Inc., Education Management Corporation, Grand Canyon Education, Inc., ITT Educational Services, Kaplan, a division of Washington Post Company and Strayer Education. We also compete with a number of privately held, proprietary postsecondary institutions.

BUSINESS AND OPERATING STRATEGY

To compete successfully in today’s demanding workplace, we believe individuals benefit significantly from a solid education that provides them with the foundation of knowledge and skills they can use on the job. Our business and operating strategy are focused on educating students for jobs in specific fields and enabling our institutions to meet the needs and demands of our students. We have aligned our strategic plan on five broad choices:

Grow Our Core Educational Institutions

Our schools operating under the AIU, CTU, IADT, LCB and Sanford-Brown trade names generate over 80% of our domestic revenue and operating income. We continue to focus our time, energy and resources on these five brands. We will adequately resource the remaining brands, but intend to be more judicious in allocating our internal resources and in prioritizing certain functional activities.

As of December 31, 2009, nearly 40% of our students were obtaining their education online. For students whose lifestyles demand flexibility in learning, our schools’ fully-online platforms, AIU Online, CTU Online, LCB Online and IADT Online, deliver a quality educational experience through 100% Internet-based courses. Our schools’ fully-online platforms provide us with an opportunity to expand our business both domestically and internationally. We will continue to invest resources in this rapidly growing area of fully-online education to promote organic growth. We will also continue to explore the option of expanding our online presence through the offering of fully-online platforms at our on-ground schools and the introduction of new programs to our existing fully-online platforms.

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

In addition, we seek to foster organic growth by leveraging educational programs that have been successful at other campuses and continuing to explore opportunities to expand in programmatic areas which provide significant growth potential. In the domestic proprietary postsecondary education market, analyst data shows the areas of highest growth potential include health education, business, education and information technology programs. In addition, we are expanding program offerings through accelerated program innovation and development in which we are developing new curricula to be offered across our campuses.

To effectively serve the educational needs of our students, we offer a full range of educational options, including doctoral degree, master’s degree, bachelor’s degree, associates degree, and non-degree certificate and diploma programs. Our schools focus on the five core curricula described above that we believe have traditionally provided quality employment opportunities for well-prepared graduates.

Enter New Markets

A key component of our schools’ growth strategy is the establishment of start-up branch campuses of our existing schools. We define start-up campuses as branch campuses that have been instructing students for less than 12 months. Start-up branch campuses enable our schools to capitalize on new markets or geographic locations that exhibit strong enrollment potential or exhibit the potential to establish a successful operation based on one of our core curricula.

During 2009, eight of our campuses were in the start-up stage. Our LCB – St. Louis, MO, SBC – San Antonio, TX and Gibbs – Boston, MA campuses began instructing students in the second quarter 2009. Our Gibbs – Farmington, CT, SBC – Phoenix, AZ, SBI – Dearborn, MI, SBI – Orlando, FL and SBI – Grand Rapids, MI campuses began instructing students in the fourth quarter 2009. SBI – Cranston, which transitioned to Health Education from Transitional Schools in the fourth quarter 2009, will begin instructing students in the first quarter 2010. The three former Gibbs schools are opening as Health Education institutions providing primarily diploma and associates degree programs specializing in medical related curriculum.

We will continue to seek to grow our education institutions through geographic and programmatic extensions. We are expecting to start up an additional six to eight new campuses per year and are focusing our efforts on leveraging current programmatic offerings at our existing campuses. We currently operate in 25 states and three countries outside of the U.S. We believe there are growth opportunities within the U.S. and internationally.

Improve Academic and Operational Effectiveness

As we look for opportunities to add campuses and expand our presence, we also strive for continuous improvement in our existing business. We are focused on identifying and taking advantage of opportunities to leverage best practices across our existing schools.

In order to improve service, we continuously seek to leverage resources across our campuses. We have capitalized on our centralization efforts that continued through 2009 and were able to increase efficiencies in school support functions. We have also sought to minimize real estate costs and investments by utilizing existing space across our campuses to accommodate population growth and to more effectively serve our students.

We have also better aligned our academic calendars at the majority of our IADT campuses to provide for an increased number of new student starts and a shortened enrollment cycle. We believe that this will improve admissions productivity through more consistent enrollment performance, which in turn will improve new student show rates.

Within our Culinary Arts SBU, we have introduced a 21-month program which provides students with the opportunity of increased Title IV funding as well as implementation of greater student-support activities. This is helping to bridge the financing gap for students who might otherwise not have been able to attend our institutions because of the severe contraction of the student private loan market that occurred in the second quarter 2008. These efforts have improved the growth prospects of our institutions and the overall student experience.

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

Grow and Develop Our People

We are committed to creating and maintaining a high-performance culture of engaged employees who embrace our Mission and Values while operating with a clear understanding of their role and accountabilities for contributing to the success of the organization. We promote a culture that provides all employees the opportunity to grow and develop their skills and advance their contributions and careers. We are engaging in meaningful talent management and succession planning to promote the optimum use of our human capital and strive to further refine and develop the skills and capabilities of our leaders. We ensure that effective programs exist to recognize and reward our employees and provide meaningful health and welfare benefits to contribute towards their general well-being.

Student Recruitment and Admissions

Our schools seek highly motivated, career-oriented students with both the desire and ability to complete their academic programs of choice. To promote interest among potential students, each of our schools engages in a wide variety of marketing activities. Each of our U.S. campuses has an admissions office whose staff is responsible for interacting with individuals interested in enrolling at the campuses. Admissions representatives serve as prospective students’ primary contacts, providing information to help them make informed enrollment decisions and assisting them with the completion of the enrollment process. As of December 31, 2009, our domestic schools employed approximately 2,105 admissions representatives serving both current and potential students. In addition, there are currently 49 alumni chapters and nearly 400 alumni leadership board members who assist in the management of alumni programming at the campus level. These leadership groups are engaged in creating opportunities for student/alumni interaction including panel discussions and networking seminars.

We seek to increase enrollment at each of our schools through marketing programs designed to maximize each campus’ market penetration. The geographic scope of the programs as well as the media deployed varies by school and location. The following table represents our estimated percentage of domestic new student starts generated by student leads obtained from various marketing sources during the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Internet	70%	71%	70%
Referrals	15%	14%	14%
Television and print	10%	9%	11%
Other	5%	6%	5%

The admissions and entrance processes of each of our schools are intended to identify students who are equipped to meet the requirements of their chosen program of study. We believe that a success-oriented student body ultimately results in higher student retention and employment rates, increased student and employer satisfaction, and lower student default rates on government loans. Generally, to be qualified for admission to one of our schools, an applicant must have received a high school diploma or a recognized equivalent, such as a

General Education Development certificate. Some of our programs may also require applicants to meet other admissions requirements, such as obtaining certain minimum scores on assessment examinations.

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

A new initiative developed by the Health SBU in collaboration with SIMTICS, a New Zealand company working on the forefront of medical training technology, is Simpro Virtual Trainer, a highly interactive tool for students to learn, practice, and perfect cognitive and clinical procedure skills. Cognitive skills, such as knowledge, recall, analytical thinking, decision making, and judgment, are often difficult to develop. Simpro Virtual Trainer was designed to be a cognitive simulator that breaks down each clinical procedure into its component steps, enabling the student to use this innovative software to learn how to perform each step in the correct order, at the correct time, with the correct hand, using the correct instrument, applied to the correct anatomical structure. Simpro Virtual Trainer combines four types of media to engage and teach students.

1.	Rich descriptive text – with hyperlinks that users can simply click on to reference material and information.

2.	Interactive 3D anatomy – these are images specific to the procedure, helping to give students a more detailed look and familiarity with the human anatomy.

3.	Video descriptions of each procedure narrated by a medical expert.

4.	Virtual Reality simulations – where students utilize learning and testing modes.

Simpro Virtual Trainer provides diagnostic medical sonography, cardiovascular and radiography students computer-based opportunities to practice their skills and knowledge prior to entering clinical experiences, reducing the time needed in the clinical training environment.

CEC continually emphasizes the importance of student retention at each of our schools. As is the case at any postsecondary educational institution, a portion of our students fail to complete their academic programs for a variety of personal, financial or academic reasons. Our experience indicates that increases in revenue and profitability can be achieved through modest improvements in student retention rates. Furthermore, the costs to our schools of retaining current students are generally much less than the expense of the marketing efforts associated with attracting new students. Our schools’ consolidated retention rates for the years ended December 31, 2009, 2008 and 2007, were approximately 70.0%, 66.7%, and 67.7%, respectively. These rates were determined in accordance with the standards set forth by the Accrediting Council for Independent Colleges and Schools (“ACICS”) to provide a common formula for all of our schools regardless of their accreditor.

In order to help focus and improve student retention, we have developed Student Services Teams (“SST”) at AIU Online. The SST help students form good habits from the very beginning, which increases their chances of success and sets the tone for the rest of their time at the University.

Student Graduation and Employment

We place a high priority on assisting our students in graduating from their programs of study and securing employment in their careers of choice. We believe that the employment of our students in their field of study is a key indicator of the success of our schools and the fulfillment of our educational mission. Our schools strive to share with each student the responsibility for the student’s long-term success. Our emphasis on providing personal support and assistance to our students is a hallmark of our educational model.

Each of our campuses has a career services department whose primary responsibility is to assist our students in identifying employment opportunities in their chosen fields of study after graduation. Career services staff members provide our students with a variety of career development instruction, which addresses, among other things, the preparation of resumes and cover letters, interviewing skills, networking and other essential job-search tools, as well as ongoing career service resources, which are generally available to both current students and alumni. Career services staff members assist students in identifying part-time employment, including participation in internship programs, while our students pursue their education. Part-time employment opportunities are an important part of our campuses’ overall success strategy, as these opportunities may lead to permanent positions for our students after graduation.

As of December 31, 2009, we employed 275 individuals in the career services departments of our campuses. In addition to our career services personnel, we have many externship coordinators who help students obtain externships that prepare them to compete in the employment market.

Curricula and Faculty Development

We believe that the quality and relevance of our schools’ curricula is a key component of the success of our overall business strategy. We believe prospective students choose, and employers hire from, career-oriented educational institutions based primarily on the type and quality of the curriculum offered and the education provided. The curriculum development efforts of our schools are a direct product of relationships and partnerships with the business and professional communities of the employers that our schools serve. Each of our individual campuses has one or more program advisory boards comprised of local and regional community members who are engaged in businesses directly related to that campus’ educational offerings. The majority of our campuses have program advisory boards comprised of local and regional community members who may make recommendations for curriculum changes, assist in identifying employment opportunities and connect the school to the community in other ways.

Faculty development is equally as important. Instructors at our schools participate in both online and face-to-face workshops, seminars or inservices. Our intranet has a faculty service area where instructors may interact with each other, access pedagogical training modules, hiring guidelines and the faculty handbook. We believe that by developing our faculty, we are enriching not only faculty skills, but also the educational experience for our students.

School Administration

Each of our regionally-accredited schools, and those pursing regional accreditation, is overseen by a governing board that includes independent representation to review academic integrity of the institution. These governing boards have broad oversight over the schools’ programs and operations, play an active role in policy-making, and review financial resources of their schools to ensure the institution is able to provide a sound educational program. In furtherance of that mission, each governing board develops policies appropriate to the needs of the school and works closely with the respective school’s administration, or, in the case of our AIU, CTU, and Briarcliffe multi-campus school systems, with those responsible for the centralized administration of the school, to, among other things, establish a climate for articulating and promoting the educational vision of the school.

Certain of our other schools have also established advisory boards that assist with the development of the academic and operating strategy for the schools. These governing boards generally are comprised of several members of the local community who do not have an ownership interest in the school and one or more campus or corporate employees.

Student Population

Our student population in our continuing operations as of January 31, 2010 and 2009 was 116,800 students and 96,600 students, respectively. Included in total student population in our continuing operations as of January 31, 2010 and 2009 were 46,200 students and 36,300 students, respectively, enrolled in our University, Art & Design, and Culinary Arts fully-online academic programs. Total student population for continuing operations by reporting segment as of January 31, 2010 and 2009, and related student population demographic information as of January 31, 2010 and 2009, were as follows:

Student Population by Segment:

	As of January 31,
	2010	2009
University	56,000	45,700
AIU	23,800	20,600
Online	19,800	16,800
On-ground	4,000	3,800
CTU	30,400	23,500
Online	24,800	18,600
On-ground	5,600	4,900
Briarcliffe	1,800	1,600
Culinary Arts	12,600	9,600
On-ground	12,400	9,600
Online	200	—
Health Education	23,600	17,900
Art & Design	13,500	13,500
On-ground	12,100	12,600
Online	1,400	900
International	11,000	9,700

Subtotal	116,700	96,400
Transitional Schools	100	200

Total student population	116,800	96,600

Student Population by Age Group:

Age Group	As a Percentage of Total Student Population as of December 31,
	2009	2008
Under 21	16%	19%
21 to 30	43%	45%
Over 30	41%	36%

Student Population by Core Curricula:

	As a Percentage of Total Student Population as of December 31,
	2009	2008
Business Studies	50%	49%
Visual Communications and Design Technologies	13%	16%
Health Education	20%	18%
Culinary Arts	11%	10%
Information Technology	6%	7%

Student Population by Degree Granting Program:

	As a Percentage of Total Student Population as of December 31,
	2009	2008
Doctoral, Master’s, Bachelor’s Degree	33%	39%
Associate Degree	43%	44%
Certificate	24%	17%

New Student Starts by Segment:

Total new student starts for continuing operations during the years ended December 31, 2009 and 2008, were approximately 118,500 students and 101,300 students, respectively. Total new student starts for continuing operations by reporting segment for the years ended December 31, 2009 and 2008, were as follows:

	For the year ended December 31,
	2009	2008
University	61,900	55,500
AIU	28,000	26,500
Online	24,600	23,400
On-ground	3,400	3,100
CTU	32,600	27,800
Online	28,500	24,100
On-ground	4,100	3,700
Briarcliffe	1,300	1,200
Culinary Arts	14,000	10,000
On-ground	13,800	10,000
Online	200	—
Health Education	24,800	19,200
Art & Design	9,700	9,000
On-ground	8,100	7,800
Online	1,600	1,200
International	8,100	7,500

Subtotal	118,500	101,200
Transitional Schools	—	100

Total new student starts	118,500	101,300

Certain other key information regarding each of our operating divisions, schools and campuses is summarized in the following table:

School and Campus Locations	Website
ART & DESIGN STRATEGIC BUSINESS UNIT (“SBU”):
International Academy of Design & Technology (“IADT”)
IADT-Chicago, Chicago, IL	www.iadtchicago.edu
IADT-Detroit, Troy, MI	www.iadtdetroit.com
IADT-Las Vegas, Henderson, NV	www.iadtvegas.com
IADT-Nashville, Nashville, TN	www.iadtnashville.com
IADT-Online, Tampa, FL	www.online.academy.edu
IADT-Orlando, Orlando, FL	www.iadt.edu
IADT-Sacramento, Sacramento, CA	www.iadtsacramento.com
IADT-San Antonio, San Antonio, TX	www.iadtsanantonio.com
IADT-Schaumburg, Schaumburg, IL	www.iadtschaumburg.com
IADT-Seattle, Seattle, WA	www.iadtseattle.com
IADT-Tampa, Tampa, FL	www.academy.edu

Brooks Institute, Santa Barbara and Ventura, CA(1)	www.brooks.edu

Brown College, Mendota Heights and Brooklyn Center, MN(1)	www.browncollege.edu

Collins College, Phoenix, AZ	www.collinscollege.edu

Harrington College of Design, Chicago, IL	www.interiordesign.edu

CULINARY ARTS SBU:
California Culinary Academy, San Francisco, CA	www.chefs.edu

Le Cordon Bleu College (or Institute) of Culinary Arts (“LCB”)	www.chefs.edu
LCB-Atlanta, Tucker, GA
LCB-Boston, Cambridge, MA
LCB-Chicago, Chicago, IL
LCB-Dallas, Dallas, TX
LCB-Las Vegas, Las Vegas, NV
LCB-Los Angeles, Pasadena and Hollywood, CA(1)
LCB-Miami, Miramar, FL
LCB-Minneapolis/St. Paul, Mendota Heights, MN
LCB Orlando, Orlando, FL
LCB Pittsburgh, Pittsburgh, PA
LCB-Portland, Portland, OR
LCB-Sacramento, Sacramento, CA
LCB-Scottsdale (includes Online), Scottsdale, AZ
LCB-Seattle, Seattle, WA
LCB-St. Louis, St. Peters, MO

Texas Culinary Academy, Austin, TX	www.chefs.edu

School and Campus Locations	Website
HEALTH EDUCATION SBU:
Missouri College, Brentwood, MO	www.missouricollege.com

Gibbs College of Boston, Inc. a private two-year college, Boston, MA	www.gibbsboston.edu

Gibbs College, Farmington, CT	www.gibbsfarmington.com

Sanford-Brown College (“SBC”)	www.sanford-brown.edu
SBC-Atlanta, Atlanta, GA
SBC-Cleveland, Middleburg Heights, OH
SBC-Collinsville, Collinsville, IL
SBC-Dallas, Dallas, TX
SBC-Fenton, Fenton, MO
SBC-Hazelwood, Hazelwood, MO
SBC-Houston, Houston, TX
SBC-Phoenix, Phoenix, AZ
SBC-San Antonio, San Antonio, TX
SBC-St. Peters, St. Peters, MO
SBC-Milwaukee, West Allis, WI
SBC-Vienna, Vienna, VA

Sanford-Brown Institute (“SBI”)	www.sanford-brown.edu
SBI-Cranston, Cranston, RI
SBI-Dearborn, Dearborn, MI
SBI-Ft. Lauderdale, Ft. Lauderdale, FL
SBI-Garden City, Garden City, NY
SBI-Grand Rapids, Grand Rapids, MI
SBI-North Loop, Houston, TX
SBI-Orlando, Orlando, FL
SBI-Iselin, Iselin, NJ
SBI-Jacksonville, Jacksonville, FL
SBI-Landover, Landover, MD
SBI Campus-an Affiliate of Sanford-Brown, Melville, NY
SBI-Monroeville, Monroeville, PA
SBI-New York, New York, NY
SBI-Pittsburgh, Pittsburgh, PA
SBI-Tampa, Tampa, FL
SBI-Trevose, Trevose, PA
SBI-White Plains, White Plains, NY

INTERNATIONAL SBU:
The International Group	www.inseec-france.com
CEFIRE, Paris, France
ECE Bordeaux, Bordeaux, France
ECE Lyon, Lyon, France
INSEEC Bordeaux, Bordeaux, France
INSEEC Paris, Paris, France
MBA Institute, Paris, France
Sup de Pub, Paris, France
Sup Sante, Lyon, France
Sup Sante, Paris, France
Istituto Marangoni, Milan, Italy; London, England; Paris, France	www.istitutomarangoni.com

School and Campus Locations	Website
UNIVERSITY SBU:
American InterContinental University (“AIU”)	www.aiuniv.edu
AIU Online, Hoffman Estates, IL	www.aiuonline.edu
AIU Atlanta, Atlanta, GA
AIU Houston, Houston, TX
AIU London, London, England
AIU South Florida, Weston, FL
Colorado Technical University (“CTU”)	www.coloradotech.edu
CTU Colorado Springs, Colorado Springs and Pueblo, CO(1)
CTU Denver, Denver and Westminster, CO(1)
CTU Kansas City, North Kansas City, MO
CTU Online, Colorado Springs, CO	www.coloradotech.edu
CTU Sioux Falls, Sioux Falls, SD
Briarcliffe College	www.bcl.org
Briarcliffe College, Bethpage and Queens, NY(1)
Briarcliffe College, Patchogue, NY

TRANSITIONAL SCHOOLS:
AIU-Los Angeles, Los Angeles, CA		Scheduled to close in 2010

(1)	The first location listed represents the school’s main campus location and the second location listed represents a satellite campus of the school. We define a satellite campus as a separate location of a main or branch campus that is in reasonable geographic proximity to, and is managed by, the related main or branch campus. Satellite campuses are not included in our campus count.

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

Pursuant to provisions of the HEA, the U.S. Department of Education (“ED”) relies on accrediting agencies to determine whether institutions’ educational programs qualify the institutions to participate in federal financial aid programs under Title IV of the HEA. The HEA and its implementing regulations specify certain standards that all recognized accrediting agencies must adopt in connection with their review of postsecondary institutions. All of our U.S. campuses are accredited by accrediting agencies recognized by the ED.

AIU’s accrediting agency, the Higher Learning Commission of the North Central Association of Colleges and Schools, or HLC, commissioned an advisory team to visit AIU in January 2010. The advisory visit was focused on AIU’s educational and business practices. The advisory team has concluded its visit and advised AIU that within the next several weeks it will provide a report to HLC containing the advisory team’s findings and recommendations, if any, concerning its review. In addition and as previously disclosed, in connection with HLC’s initial accreditation of AIU in May 2009, AIU must submit a progress report to HLC relating to curricula design and AIU’s graduate programs’ student learning outcomes and have HLC conduct a focused visit to AIU to assess the issue of credit equivalence. HLC has not yet notified AIU of the timing of the focused visit. As previously disclosed, the Department of Education conducted a program review of AIU in November 2009. AIU is currently awaiting the issuance of the program review report.

A listing of our U.S.-accredited schools, including all main and branch campus location for regulatory purposes and relevant accreditation information is provided in the following table:

ACCREDITATION TABLE

School, Main Campus Location (Branch campuses are in parentheses)	Accreditor(1)	Year of Accreditation Expiration(2)
American InterContinental University
Hoffman Estates, IL (Online) (Atlanta, GA; Weston, FL; Los Angeles, CA; Houston, TX; London, England)	HLC	2014

Briarcliffe College
Bethpage, NY (Patchogue, NY )	MSA	2011

Brooks Institute
Santa Barbara, CA	ACICS	2010

Brown College
Mendota Heights, MN	ACCSC	2011

California Culinary Academy
San Francisco, CA	ACCSC	2010

Collins College
Phoenix, AZ	ACCSC	2010

Colorado Technical University
Colorado Springs, CO (Denver, CO; North Kansas City, MO; Sioux Falls, SD; Online)	HLC	2012

Gibbs College
Farmington, CT	ACICS	2011

Gibbs College of Boston, Inc, a private two-year college
Boston, MA	ACICS	2014

Harrington College of Design(3)
Chicago, IL	ACICS	2014

International Academy of Design & Technology
Chicago, IL (Troy, MI; Schaumburg, IL)	ACICS	2012
Nashville, TN	ACICS	2013
Tampa, FL (Orlando, FL; Henderson, NV; Sacramento, CA; San Antonio, TX; Seattle, WA; Online; Le Cordon Bleu College of Culinary Arts (Orlando, FL))	ACICS	2010

Le Cordon Bleu College of Culinary Arts
Pasadena, CA (Hollywood, CA; SBI Dearborn, MI; SBI Grand Rapids, MI; SBI Orlando, FL; SBC Phoenix, AZ)	ACICS	2012
Portland, OR (Tucker, GA; Mendota Heights, MN)	ACCSC	2012	(4)
Scottsdale, AZ (includes Online) (Las Vegas, NV)	ACCSC	2010

Le Cordon Bleu College of Culinary Arts in Chicago
Chicago, IL	HLC	2018
Le Cordon Bleu Institute of Culinary Arts
Pittsburgh, PA (Le Cordon Bleu College of Culinary Arts, Inc., a private two year college (Boston, MA Campus); Le Cordon Bleu College of Culinary Arts, Miramar, FL)	ACCSC	2010	(5)

School, Main Campus Location (Branch campuses are in parentheses)	Accreditor(1)	Year of Accreditation Expiration(2)
Missouri College
Brentwood, MO	ACCSC	2011

Sanford-Brown College
Atlanta, GA (Houston, TX and Middleburg Heights, OH; Sanford-Brown Institute, Ft. Lauderdale, FL; Houston/North Loop, TX; Landover, MD; New York, NY; and Trevose, PA)	ACICS	2014
Dallas, TX (San Antonio, TX; Sanford-Brown Institute, Garden City, NY)	ACICS	2013
Fenton, MO (St. Peters, MO)	ACICS	2011
Vienna, VA	ACICS	2010

Sanford-Brown Institute
Cranston, RI	ACICS	2009	(6)
Jacksonville, FL (Iselin, NJ; Tampa, FL; Sanford-Brown College, West Allis, WI)	ACICS	2011
Pittsburgh, PA (Monroeville, PA)	ACCSC	2014
White Plains, NY	ACICS	2013

SBI Campus—an Affiliate of Sanford-Brown
Melville, NY	ACICS	2014

Texas Culinary Academy
Austin, TX (Le Cordon Bleu Institute of Culinary Arts Dallas, Dallas, TX; Le Cordon Bleu College of Culinary Arts, Sacramento, CA; Seattle, WA; and St. Peters, MO; Sanford-Brown College, Collinsville, IL and Hazelwood, MO)	ACICS	2017

(1)	Below is a key to the accreditation abbreviations used in the table:
a.	ACCSC—Accrediting Commission of Career Schools and Colleges
b.	ACICS—Accrediting Council for Independent Colleges and Schools
c.	MSA—Middle States Association of Colleges and Schools, Commission on Higher Education
d.	HLC—North Central Association of Colleges and Schools, Higher Learning Commission
(2)	Status as of February 22, 2010. Institutions seek renewal of accreditation during the year noted.
(3)	Harrington College of Design is a candidate for accreditation by HLC.
(4)	Accreditation for the Tucker branch campus expires in 2010.
(5)	Accreditation for the Miramar branch campus expires in 2011.
(6)	Accreditation has been extended through December 31, 2010, while the school completes the reaccreditation process.

Programmatic accreditation, while not a sufficient basis for institutional Title IV Program certification by the ED, assists graduates to practice or otherwise secure appropriate employment in their chosen field and has been granted by the following accrediting agencies with respect to the following individual programs taught at certain of our campuses:

PROGRAMMATIC ACCREDITATION TABLE

Accrediting Body	Campus	Program Accredited
Accreditation Council for Occupational Therapy Education	Sanford-Brown College, Hazelwood	Occupational therapy assistant program

Accreditation Board for Engineering and Technology	Colorado Technical University, Colorado Springs	Engineering programs

Accrediting Bureau of Health Education Schools	Colorado Technical University, North Kansas City; Sanford-Brown College, Atlanta, Collinsville, Dallas, Fenton, Hazelwood, Houston, Middleburg Heights, San Antonio and West Allis; Sanford-Brown Institute, Ft. Lauderdale, Garden City, Houston North, Iselin, Jacksonville, Landover, Monroeville, New York, Pittsburgh, Tampa, Trevose, and White Plains	Medical assistant programs

Accrediting Bureau of Health Education Schools	Sanford-Brown College, Dallas, Houston and St. Peters; Sanford-Brown Institute, Ft. Lauderdale, Houston North, Iselin, Jacksonville, and Tampa	Surgical technology programs

Accrediting Commission for Programs in Hospitality Administration	Le Cordon Bleu Institute of Culinary Arts (Pittsburgh)	Hotel and restaurant management program

American Culinary Federation Education Institute	California Culinary Academy, Le Cordon Bleu College of Culinary Arts, Las Vegas, Mendota Heights, Orlando, Pasadena, Portland, Scottsdale, and Tucker; Le Cordon Bleu College of Culinary Arts in Chicago, Le Cordon Bleu Institute of Culinary Arts (Pittsburgh), Texas Culinary Academy	Culinary Arts programs

American Culinary Federation Education Institute	California Culinary Academy, Le Cordon Bleu College of Culinary Arts, Mendota Heights, Orlando, Portland and Scottsdale; Le Cordon Bleu Institute of Culinary Arts (Pittsburgh)	Pastry and baking programs

Accrediting Body	Campus	Program Accredited
American Dental Association Commission on Dental Accreditation	Missouri College	Dental assisting program

American Society of Health Systems Pharmacists	Sanford-Brown Institute, Monroeville	Pharmacy technician program

CAAHEP-Accreditation Review Committee on Education in Surgical Technology	Colorado Technical University, North Kansas City and Pueblo; Sanford-Brown College, Dallas and Houston; Sanford-Brown Institute, Ft. Lauderdale, Iselin, Jacksonville, Monroeville, Pittsburgh, and Tampa	Surgical technology programs

CAAHEP-Curriculum Review Board of the American Association of Medical Assistants Endowment	Colorado Technical University, Sioux Falls	Medical assistant program

CAAHEP-Joint Review Committee on Education in Diagnostic Medical Sonography	Sanford-Brown College, Atlanta, Dallas, Houston and Middleburg Heights; Sanford-Brown Institute, Iselin and Pittsburgh	Diagnostic medical sonography programs

Council for Interior Design Accreditation	American InterContinental University, Atlanta and Los Angeles; Harrington College of Design; IADT Chicago and Tampa	Interior design programs

Joint Review Commission on Education in Radiologic Technology	Colorado Technical University, North Kansas City; Sanford-Brown College, Fenton; Sanford-Brown Institute, Pittsburgh	Radiologic technology programs

Committee on Accreditation for Respiratory Care	Sanford-Brown College, Fenton; Sanford-Brown Institute, Monroeville	Respiratory therapy programs

American Veterinary Medical Association	Sanford-Brown College, Fenton and St. Peters; Sanford-Brown Institute, Pittsburgh	Veterinary technology programs

STUDENT FINANCIAL AID

Many of our students require assistance in financing their education. For this reason, all of our schools participate in financial aid programs and offer financing options to those who qualify. Our U.S. schools and AIU-London are approved to participate in the Department of Education’s Title IV federal aid programs. Our schools also participate in a number of state financial aid programs and private funding options. Our schools that participate in federal and state financial aid programs are subject to extensive regulatory requirements imposed by federal and state government agencies, and other standards imposed by educational accrediting bodies.

Nature of Federal Support for Postsecondary Education in the United States

The U.S. government provides a substantial portion of its support for postsecondary education in the form of Title IV Program grants, loans and work-study programs to students who can use those funds to finance certain education related expenses at any institution that has been approved to participate by the Department of Education (ED). These federal programs are authorized by the Higher Education Act of 1965, as amended (HEA). While most students are eligible for a Title IV loan, more generally, financial aid administered under Title IV is awarded on the basis of financial need, which is generally defined under the HEA as the difference between the costs associated with attending an institution and the amount a student’s family can reasonably be expected to contribute based on a federally determined formula. Among other things, recipients of Title IV Program funds must maintain a satisfactory grade point average and progress in a timely manner toward completion of their program of study.

Students at our schools may receive grants, loans and work-study opportunities to fund their education under the following Title IV Programs, although not all of our schools participate in each of these programs:

Federal Student and Parent Loans

The ED’s major form of self-help aid includes loans to students and parents through the William D. Ford Federal Direct Loan (“DL”) Program and the Federal Family Education Loan (“FFEL”) Program. Loans under the FFEL program are made by banks and other lending institutions directly to students or their parents. Direct Loans are available through the U.S. Government rather than through a bank or other financial institution. The major differences between the two programs are the source of the loan funds, some aspects of the application process, and the available repayment plans. For the FFEL program our schools and students use a wide variety of lenders and guaranty agencies and have not experienced difficulties in accessing FFEL program loans. Both programs offer Federal Stafford, Federal Parent PLUS, Federal Grad PLUS and Federal Consolidation Loans.

Federal Stafford Loans (“Stafford Loans”), which may either be subsidized or unsubsidized, are loans made directly to our students by banks, other lending institutions or directly from the federal government. Students who have a demonstrated financial need may be eligible to receive a subsidized Stafford Loan, with the ED paying the interest on this loan while the student is enrolled at least half-time in school and during the first six months after leaving school. Students who do not demonstrate financial need may be eligible to receive an unsubsidized Stafford Loan. The student is responsible for the interest on an unsubsidized Stafford Loan while in school and after leaving school, although actual interest payments generally may be deferred by the student until after he or she has left school. Students who are eligible for a subsidized Stafford Loan may also be eligible to receive an unsubsidized Stafford Loan.

A student is not required to meet any specific credit scoring criteria to receive a Federal Stafford Loan, but any student with a prior Stafford Loan default or who has been convicted under federal or state law of selling or possessing drugs while receiving federal aid may not be eligible. The ED has established maximum annual and aggregate borrowing limits for Federal Stafford Loans.

A Federal PLUS Loan, including both the Federal Parent PLUS and the Federal Grad PLUS, is a loan made directly to either graduate students or the parents of dependent students. Graduate students and parents who have an acceptable credit history may borrow through the Federal PLUS Loan to pay the education related expenses of a graduate student or a child who is a dependent student enrolled at least half-time at our eligible schools. The amount of a Federal PLUS Loan cannot exceed the student’s cost of attendance less all other financial aid received.

Federal Perkins Loan (“Perkins Loan”) Program. Perkins Loans are made from a revolving institutional account, 75% of which is a Federal Capital Contribution from the ED and the remainder of which is funded by the institution. Each institution is responsible for determination, disbursements, collections and servicing of the Federal Perkins Loans. Currently, only one of our schools participates in the Federal Perkins Loan program.

Federal Grants

Federal Pell Grant and Federal Supplemental Education Opportunity Grant. Title IV Program grants are generally made to our students under the Federal Pell Grant (“Pell Grant”) program and the Federal Supplemental Educational Opportunity Grant program. The ED makes Pell Grants up to 200% of the maximum amount of ($5,350 for 2009-10) per award year to students who demonstrate financial need. FSEOG program awards are designed to supplement Pell Grants up to a maximum amount of $4,000 per award year for the neediest students. An institution is required to match 33% of the allocation amount from the ED for all federal funds received under the FSEOG program. The matching may be accomplished through institutional, private and/ or state funds.

Academic Competitiveness Grant (“ACG”) Program. ACG program awards are available to students who have successfully completed a rigorous high school program as defined by the Secretary of Education. An ACG award provides funds for the first and second academic year of undergraduate study. To be eligible, a student must be enrolled at least half-time, must be a United States citizen or eligible non-citizen, and must be eligible to receive a Pell Grant. Second year students must also have a cumulative grade point average of at least 3.0 on a 4.0 scale.

The National Science and Mathematics Access to Retain Talent Grant (“SMART Grant”) Program. The SMART Grant will provide funds for each of the third and fourth years of undergraduate study. To be eligible, a student must be enrolled at least half-time, must be a United States citizen or eligible non-citizen, must be eligible to receive a Pell Grant, and must be enrolled in a physical, life or computer sciences, mathematics, technology, engineering, or in a foreign language program determined critical to national security, as defined by the Secretary of Education. Students must also maintain a cumulative grade point average of at least 3.0 on a 4.0 scale.

Federal Work-Study (“FWS”) Program

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

Alternative Student Financial Aid Sources

The financial aid available to our students under Title IV Programs and state programs may be less than the tuition costs at certain of our U.S. schools. Many of our students secure private loans to finance a portion of their tuition costs. These private loans are made directly to our students by financial institutions and are not guaranteed under any of the Title IV programs.

The fees and interest rates on these private loans are generally higher than the loans made under the Title IV education loans. These fees and interest rates also vary depending on the student’s or co-borrower’s credit history, with fees and interest rates lower for those with better credit histories.

A financial institution providing a non-recourse loan assumes 100% of the credit risk on the loan. The student, or the student and a co-borrower, must meet the credit criteria established by the financial institution to receive these loans. Each financial institution establishes its own credit criteria and loan limits. Students and co-borrowers generally can borrow an amount equal to the student’s cost of attendance less all other financial aid received. SLM Corporation or its subsidiaries (collectively known as “Sallie Mae”) provided the majority of non-recourse private loans to our students in our U.S. schools during the year ended December 31, 2009.

Prior to March 31, 2008, certain of our students were able to secure recourse loans with Sallie Mae and other financial institutions. These students did not qualify for non-recourse loans due to low credit scores. The loan amounts available under these recourse loan programs were generally less than the amounts available under non-recourse loan programs and often covered only the direct costs associated with their education less any other financial aid received. On February 14, 2008, we received notification from Sallie Mae that it would no longer continue to offer recourse loans to existing students entering their second or subsequent academic term. Our recourse loan program with Sallie Mae ended on March 31, 2008. The uncertainty that continues in the U.S. credit markets has made it difficult for us to obtain recourse loan arrangements with other financial institutions. As a result, in the second quarter 2008, we began to offer funding alternatives for eligible students in place of the recourse program that had previously been provided by Sallie Mae. We decided to provide payment plans directly to certain students to ensure that they can finish their existing educational programs with us and to allow new students the opportunity to attend our schools. As of December 31, 2009, we have committed to approximately $68.5 million of funding through extended payment plans. Of this amount, approximately $22.5 million is reflected within our current and non-current student receivables, net of allowance for doubtful accounts, on our consolidated balance sheet.

Legislative Action

The U.S. Congress must periodically reauthorize the HEA and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program.

The Higher Education Opportunity Act was the first reauthorization of the HEA since 1998 and was signed into law on August 14, 2008. It was immediately effective for many items with others effective in the subsequent award years. The Act authorizes increases in the Federal Pell Grants, changes some ACG and National SMART Grant eligibility requirements, expands Stafford Loan deferment options, provides changes to needs analysis and changes treatment of Veterans Administration benefits effective with the 2010-11 award year.

The agencies that regulate our U.S. schools, including the ED, periodically revise their requirements and modify their interpretations of existing requirements. On May 26, 2009, the ED published a notice in the Federal Register announcing the ED’s intention to establish one or more negotiated rulemaking committees to prepare proposed regulations under Title IV of the HEA. Under negotiated rulemaking, the ED works to develop a Notice of Proposed Rulemaking in collaboration with representatives of the parties who will be affected significantly by the regulations, through a series of meetings. The recent ED committees addressing program integrity and foreign schools were unable to achieve consensus on these issues. ED will publish its recommended regulatory proposal changes in a Notice of Proposed Rulemaking available for public comment sometime in 2010, and after the public comment period expires, must publish final regulations in the Federal Register on or before November 1, 2010 for the regulations to be effective for the next award year, which begins July 1, 2011.

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

If the results of any such audits, reviews, investigations, claims, or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, additional oversight and reporting, or other civil or criminal penalties. In addition, if the ED or another regulatory agency determined that one of our schools improperly disbursed Title IV Program funds or violated a provision of the HEA or the ED’s regulations, that school could be required to repay such funds, and could be assessed an administrative fine. We have several such matters pending against us or one or more of our schools. See Note 11 “Commitments and Contingencies – Accrediting Body and Federal Regulatory Matters” of the notes to our consolidated financial statements for further discussion of certain of these matters.

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

Currently an institution whose cohort default rate equals or exceeds 25% for three consecutive years will no longer be eligible to participate in the FFEL, DL, Pell Grant, ACG or SMART programs for the remainder of the federal fiscal year in which the ED determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. An institution whose cohort default rate equals or exceeds 25% for any one of the three most recent federal fiscal years, may also be placed on provisional certification status by ED for up to four years.

HEOA legislation passed in 2008 changes the evaluation period for the default calculation from two years to three years. The first three-year rate will be received in February 2012 for the period covering October 2008 through September 2011, although enforcement of the three-year rate rules will not begin until the October 2010 through September 2013 period. This three-year rate will be reviewed in 2014 and in the event the rate fails to meet ED requirements, sanctions may be instituted. In December 2009, ED published unofficial three-year default data for 2005 through 2007. For the 2006 and 2007 cohorts, none of CEC’s institutions were above the regulatory thresholds that will take effect in 2014. In addition, for the most recent official two-year rate computed based on the 2007 Cohort, CEC was significantly below the proprietary school average as published by the ED. Penalties today are enforced on the two-year period and begin at the 25% default level. The first three-year penalties will be enforced beginning in 2014 and at that time the threshold will be raised to 30%.

An institution whose cohort default rate for any federal fiscal year exceeds 40% will no longer be eligible to participate in the FFEL or DL programs for the remainder of the federal fiscal year in which the ED determines that the institution has lost its eligibility and for the two subsequent federal fiscal years. The 40% threshold will not change with the 2014 movement to a three-year rate.

Under the Perkins Loan Program an institution whose cohort default rate equals or exceeds 15% for any year, may be placed on provisional certification status by the ED for up to four years.

Student loan default management initiatives aimed at reducing the likelihood of our students’ failure to repay their loans in a timely manner have been implemented at all of our schools that participate in Title IV Programs. These initiatives emphasize the importance of students’ compliance with loan repayment requirements and provide for extensive loan counseling, methods to increase student retention and completion rates and graduate employment rates, and proactive borrower contacts after students cease enrollment. If any of our schools were to lose eligibility to participate in Title IV Programs due to student loan default rates being higher than the ED’s thresholds and we could not arrange for adequate alternative student financing sources, we would most likely have to close those schools, which could have a material adverse effect on our student population, financial condition, results of operations, and cash flows.

COHORT DEFAULT RATE TABLE

	Cohort Default Rate (2 year rate)
School, Main Campus Location (Branch campuses are in parentheses)	2007	2006	2005
American InterContinental University
Hoffman Estates, IL (Online) (Atlanta, GA; Weston, FL; Los Angeles, CA; Houston, TX; London, England)	10.4%	8.6%	10.1%

Briarcliffe College
Bethpage, NY (Patchogue, NY)	8.5%	7.1%	7.3%

Brooks Institute
Santa Barbara, CA	0.3%	1.7%	3.6%

Brown College
Mendota Heights, MN	4.9%	6.1%	6.4%

California Culinary Academy
San Francisco, CA	4.1%	4.3%	4.0%

Collins College
Phoenix, AZ	7.3%	7.9%	10.0%

Colorado Technical University
Colorado Springs, CO (Denver, CO; North Kansas City, MO; Sioux Falls, SD; Online)	10.9%	11.3%	9.4%

Gibbs College
Farmington, CT(1)	10.9%	7.8%	13.9%

Gibbs College of Boston, Inc, a private two-year college
Boston, MA	11.2%	12.5%	11.4%

Harrington College of Design
Chicago, IL	2.9%	1.7%	3.3%

International Academy of Design & Technology
Chicago, IL (Troy, MI; Schaumburg, IL)	6.0%	7.7%	16.4%
Nashville, TN	5.9%	6.7%	16.7%
Tampa, FL (Orlando, FL; Henderson, NV; Sacramento, CA; San Antonio, TX; Seattle, WA; Online; Le Cordon Bleu College of Culinary Arts (Orlando, FL))	7.7%	6.0%	8.6%
Le Cordon Bleu College of Culinary Arts
Pasadena, CA (Hollywood, CA; SBI Dearborn, MI; SBI Grand Rapids, MI; SBI Orlando, FL; SBC Phoenix, AZ)	3.2%	3.7%	6.9%
Portland, OR (Tucker, GA; Mendota Heights, MN)	5.9%	5.5%	9.9%
Scottsdale, AZ (includes Online) (Las Vegas, NV)	6.7%	5.1%	5.7%

Le Cordon Bleu College of Culinary Arts in Chicago
Chicago, IL	5.9%	7.0%	9.9%

Le Cordon Bleu Institute of Culinary Arts
Pittsburgh, PA (Le Cordon Bleu College of Culinary Arts, Inc., a private two year college (Boston, MA Campus); Le Cordon Bleu College of Culinary Arts, Miramar, FL)	6.3%	5.2%	3.5%

Missouri College
Brentwood, MO	3.8%	7.7%	10.4%

	Cohort Default Rate (2 year rate)
School, Main Campus Location (Branch campuses are in parentheses)	2007	2006	2005
Sanford-Brown College
Atlanta, GA (Houston, TX and Middleburg Heights, OH; Sanford-Brown Institute, Ft. Lauderdale, FL; Houston/North Loop, TX; Landover, MD; New York, NY; and Trevose, PA)	8.9%	10.0%	13.3%
Dallas, TX (San Antonio, TX; Sanford-Brown Institute, Garden City, NY)	9.0%	9.1%	16.9%
Fenton, MO (St. Peters, MO)	7.3%	6.2%	9.9%
Vienna, VA	12.3%	14.3%	16.8%

Sanford-Brown Institute
Cranston, RI	11.0%	7.3%	9.5%
Jacksonville, FL (Iselin, NJ; Tampa, FL; Sanford-Brown College, West Allis, WI)	7.9%	6.1%	11.6%
Pittsburgh, PA (Monroeville, PA)	9.1%	8.0%	7.0%
White Plains, NY	13.0%	12.7%	22.1%

SBI Campus—an Affiliate of Sanford-Brown
Melville, NY	10.2%	9.7%	12.0%

Texas Culinary Academy
Austin, TX (Le Cordon Bleu Institute of Culinary Arts Dallas, Dallas, TX; Le Cordon Bleu College of Culinary Arts, Sacramento, CA; Seattle, WA; and St. Peters, MO; Sanford-Brown College, Collinsville, IL and Hazelwood, MO)	7.2%	8.4%	6.1%

(1)	Gibbs—Norwalk, CT ceased operations in December 2009.

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

Institutions are required to return such funds within 45 days of the date the institution determines that the student has withdrawn. An institution that is found to be in non-compliance with ED refund requirements for either of the last two completed fiscal years must post a letter of credit in favor of the ED in an amount equal to 25% of the total Title IV Program refunds paid by the institution during its prior fiscal year. As of December 31, 2009, we have posted no letters of credit in favor of the ED due to non-compliance with ED refund requirements.

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

“90-10 Rule.” Under a provision of the HEA commonly referred to as the “90-10 Rule,” a proprietary institution that fails to derive at least 10% of its revenue from non-Title IV sources at the end of a fiscal year will be placed on provisional participation status for one fiscal year. However, if the institution does not satisfy the 90-10 rule for two consecutive fiscal years, it loses its eligibility to participate in the Title IV programs for at least two fiscal years. If an institution violated the 90-10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, the ED would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility. As of December 31, 2009, our institutions are in compliance with the 90-10 Rule.

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

Restrictions on Payment of Commissions, Bonuses and Other Incentive Payments. An institution participating in Title IV Programs will not provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any persons or entities engaged in any student recruiting or admission activities or in making decisions regarding the award of student financial assistance. The ED’s laws and regulations regarding this rule do not establish clear criteria for compliance in all circumstances. If the ED determined that an institution’s compensation practices violated these standards, the ED could subject the institution to monetary fines, penalties or other sanctions.

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

Currently, five of our schools remain on provisional certification with the ED. Of the five, two schools are on provisional certification due to ongoing, open ED program reviews and three schools are on provisional certification due to administrative capability.

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

In addition, several states have requested that we or one of our individual schools enter into a code of conduct regarding student lending practices. Since April, 2007, we, on behalf of our schools, entered into such a code of conduct with the states of New York and Illinois, and our Collins College and LCB Scottsdale campuses entered into such a code of conduct with the State of Arizona.

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

International Regulations

Our schools that operate in France, Italy and the United Kingdom are subject to local government regulations. We believe that each of our international locations currently holds all necessary domestic authority to operate within its respective jurisdiction, and campus administrators work to ensure compliance with domestic regulations. Additionally, our AIU campus in the United Kingdom is accredited by a U.S. regional accrediting association, HLC, as a branch of AIU, whose main campus is located in Hoffman Estates, Illinois.

France. Our INSEEC Group (“INSEEC”) consists of nine schools which operate primarily in France and are governed by the French Ministry of Education. Two of INSEEC’s schools offer health education programs and, thus, are governed by the French Ministry of Health, the French Ministry of Education and the National Professional Committee for Medical Visits for the schools’ pharmaceutical test preparation and continuing education classes.

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

Currently, two of our INSEEC schools have been granted the highest level of European approval, Master Grade, four schools have been granted Level I approval, four schools have been granted Level II approval, and six schools have been granted Level III approval. As of December 31, 2009 one of our schools is under review for a Level III accreditation. These approvals are subject to regular renewal, the schedule for which depends on geographic zones. All Level I renewals from the French Ministry of Education have been obtained as of December 31, 2009.

Istituto Marangoni received acceptance from the French Rectorat de Paris, on November 9, 2006.

Italy. Istituto Marangoni, a private postsecondary fashion and design school, was granted the status of Professional Art School in Italy on December 17, 1935, and obtained authorization to open a school from the Italian Ministry of Education on February 13, 1951.

United Kingdom. American InterContinental University London (“AIU London”) has been granted proper authority by the applicable U.S. and United Kingdom entities to grant academic credentials. AIU London is authorized to grant U.S. academic degrees by the Nonpublic Postsecondary Education Commission (NPEC) of the State of Georgia. U.S. students that attend AIU London are eligible to participate in Title IV financial assistance programs through AIU London’s status as an additional location of American InterContinental University. AIU London has entered into an agreement with London South Bank University to grant British BA (Hons) degrees in certain academic degree programs. AIU London is listed as a provider of higher education in the UK by the Department for Innovation, Universities and Skills (DIUS) and appears on the Department’s register. AIU London is registered in England No: 1373237.

Istituto Marangoni – London was granted a Certificate of Accreditation by the British Accreditation Council for Independent Further and Higher Education (“BAC”) on September 26, 2006 and currently maintains this BAC accreditation. As a result of changes in UK immigration legislation, Istituto Marangoni – London will not, as has been the case in the past, be able to sponsor students from outside of the European Economic Area (which comprises all of the European Union countries plus Iceland, Norway, Liechtenstein and Switzerland.) Istituto Marangoni – London is currently working towards meeting the requirements of United Kingdom immigration legislation as it applies to educational institutions and courses of study in the UK.

SEASONALITY

Our quarterly revenues and income fluctuate primarily as a result of the pattern of student enrollments. Our schools generally experience a seasonal increase in enrollment in the fall, traditionally when the largest number of new high school graduates begins postsecondary education. Furthermore, although we encourage year-round attendance at all campuses, certain programs offered by some of our schools include summer breaks. Most notably, our campuses within our International segment do not typically instruct students over the summer. Operating costs for our schools generally do not fluctuate as significantly on a quarterly basis, except for admissions and advertising expenses, which are generally higher during the second and third quarters (April through September) in support of seasonally high enrollment. However these costs were higher in the fourth quarter of 2009 as we sought to capitalize on the current favorable market conditions.

EMPLOYEES

As of December 31, 2009, we had a total of 14,383 employees, including 1,672 students employed on a part-time basis at certain of our schools, as follows:

	Full-time Non-student Employees	Part-time Non-student Employees	Part-time Student Employees	Full-time Faculty	Part-time Faculty	Total
Corporate	1,154	51	—	—	131	1,336
Continuing operations	5,680	191	1,660	1,207	4,154	12,892
Discontinued operations	82	8	12	19	34	155

Total	6,916	250	1,672	1,226	4,319	14,383

OTHER INFORMATION

Our website address is www.careered.com. We make available within the “Investor Relations” portion of our website under the caption “Financial Information,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, including any amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). Materials that we file or furnish to the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information that we file electronically with the SEC.

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

Federal regulatory requirements cover virtually all phases of the operations of our U.S. schools and those of our competitors, including educational program offerings, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw, financial aid to students, acquisitions of or opening new institutions, addition of new educational programs, and changes in corporate structure and ownership. The U.S. Department of Education (“ED”) is our primary federal regulator, pursuant to the Higher Education Act of 1965, as amended and as reauthorized by the Higher Education Opportunity Act signed into law on August 14, 2008 (“HEOA”).

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

The following are some of the most significant regulatory requirements and risks related to governmental and accrediting body oversight of our schools:

•

Student Loan Default Rates. Our U.S. schools may lose their eligibility to participate in Title IV Programs if their student loan default rates are greater than the standards set by the ED. If the rates at which our former students default on repaying their federally guaranteed or federally funded students loans exceed ED-specified percentages, one or more of our schools could lose eligibility to participate in Title IV Programs for several years or be placed on provisional certification status by the ED.

•

Financial Responsibility Standards and Return and Refunds of Title IV Funds. We may be required to post a letter of credit or accept other limitations, including operating restrictions, to continue our U.S. schools’ participation in Title IV Programs if we or our schools do not meet the ED’s financial responsibility standards or if our schools do not correctly calculate and timely return Title IV Program funds for students who withdraw before completing their program of study. The ED applies its quantitative financial responsibility tests annually based on the school’s audited financial statements and may apply the tests if a school undergoes a change in control or other circumstances. The ED also may apply the tests to us, as the parent company of our schools, and to other related entities. The ED’s operating restrictions include transferring institutions to a cash-monitoring system or reimbursement instead of the ED’s standard advance funding of Title IV funds, which may result in a significant delay in receiving the funds.

•

“90-10 Rule.” Any of our U.S. schools may lose eligibility to participate in Title IV Programs if, on a cash basis, the percentage of the U.S. school’s cash receipts derived from Title IV Programs for two consecutive fiscal years is greater than 90%. Under HEA’s “90-10 Rule,” a proprietary school that fails to derive at least 10% of its cash receipts from non-Title IV sources at the end of a fiscal year will be placed on provisional participation status for two fiscal years. If the school does not satisfy the 90-10 rule for two consecutive fiscal years, it loses its eligibility to participate in the Title IV Programs for at least one fiscal year. If a school violates the 90-10 Rule and became ineligible to participate in Title IV

Programs but continues to disburse Title IV Program funds, the ED would require the school to repay all Title IV Program funds received by it after the effective date of the loss of eligibility.

•

Administrative Capability. We may be required to accept limitations to continue our U.S. schools’ participation in Title IV Programs if we fail to satisfy the ED’s administrative capability standards, covering staffing, procedures for disbursing and safeguarding Title IV funds, and reporting and other procedural matters. If a school fails to meet these criteria, the ED may require repayment of previously disbursed Title IV funds, place the school on provisional certification status, or transfer the school from the ED’s advance funding arrangement to another funding program, impose fines, or limit or terminate the school’s participation in Title IV Programs.

•

Restrictions on Incentive Payments. Our U.S. schools are subject to sanctions if payments of impermissible commissions, bonuses or other incentive payments are made to individuals involved in certain recruiting, admissions or financial aid activities.

•

Eligibility and Certification Procedures. From time to time certain of our schools may be on provisional certification with ED related to a failure to maintain eligibility for Title IV Programs under ED’s criteria discussed above. Any such failure of our schools to maintain eligibility for Title IV programs could increase our costs of regulatory compliance and have a material adverse impact on our financial condition, results of operations and cash flows.

The current negotiated rulemaking by the ED could result in regulatory changes that materially and adversely affect our business. Any changes in ED’s regulations could affect the ability of our students to obtain federal funding under Title IV Programs, impact our operations, and have other adverse consequences for us, as can changes in federal and state legislation or regulations of other federal, state and other regulatory bodies overseeing our education programs.

The agencies that regulate our U.S. schools, including ED, periodically revise their requirements and modify their interpretations of existing requirements. In 2009 and 2010, ED convened negotiated rulemaking teams addressing topics such as lender and general loan issues, accreditation, discretionary grants, general and non-loan programmatic issues, and program integrity in the Title IV programs through the rulemaking process under HEA. The program integrity rulemaking conducted in November 2009 through January 2010 addressed a number of topics including (but not limited to):

•

standards regarding the payment of incentive compensation to employees involved in student enrollment, certain recruiting, admissions or financial aid activities including elimination of current safe harbors;

•

establishing a definition of “gainful employment” for purposes of the foundational requirement for Title IV student financial aid that a program of study prepare students for gainful employment in a recognized occupation;

•	linking the definition of “gainful employment” with a required student loan debt to income ratio;

•	defining a credit hour for purposes of determining program eligibility for Title IV student financial aid.

The negotiated rulemaking process has concluded, and ED will publish recommended regulatory proposal changes in a Notice of Proposed Rulemaking available for public comment sometime in mid calendar year 2010. After a public comment period, the ED must publish final regulations in the Federal Register on or before November 1, 2010 for the regulations to be effective for the next award year, beginning July 1, 2011.

We cannot predict the outcome of this rulemaking process at this time, or predict with certainty the impacts on our operations. These rules could affect the manner in which we conduct our business by, for example, requiring us to change the manner in which we compensate our admissions representatives; reduce the amount of Title IV funds available to our students; reduce the amount of debt students can obtain to finance their education, potentially impacting the “90-10” calculation or resulting in decreased enrollment; or otherwise require changes in our business model. Compliance with these rules, which if adopted could be effective as early as July 1, 2011, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Nor can we predict the effect of other legislative or regulatory changes by federal, state or other agencies regulating our education programs or other aspects of our operations, how any resulting regulations will be interpreted or whether we and our schools will be able to comply with these requirements in the future. Any such actions by other bodies that affect our programs and operations could have a material adverse effect on our student population, our business, financial condition, results of operations and cash flows.

Government agencies, regulatory agencies, and third parties may conduct compliance reviews, bring claims or initiate litigation against us based on alleged violations of the extensive regulatory requirements applicable to us, which could require us to pay monetary damages, be sanctioned or limited in our operations, and expend significant resources to defend against those claims.

Government and regulatory agencies and third parties may bring actions against us based on alleged violations of the extensive regulatory requirements applicable to us, alleged misrepresentations and other claims. While our compliance programs are extensive and emphasize individual and organizational responsibility for compliance, as well as employing technological compliance controls, it is possible for a single employee to engage in non-compliant behaviors or make statements that violate some aspect of the extensive regulations governing our schools and business. Any alleged or other purported misrepresentations or actual infractions could result in (a) imposition of monetary fines or penalties, (b) repayment of funds received under Title IV Programs or state financial aid programs, (c) restrictions on or termination of our U.S. schools’ eligibility to participate in Title IV Programs or state financial aid programs, (d) limitations on or termination of our U.S. schools’ operations or ability to grant degrees and certificates, (e) restriction or revocation of our U.S. schools’ accreditations, (f) limit our ability to open new schools or offer new programs, (g) involve us in costly adversarial proceedings, or (h) subject us or our U.S. schools to civil or criminal penalties. Any one of these could adversely affect our financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Any failure to comply with state authorization and regulatory requirements, or new state legislative or regulatory initiatives affecting our schools, could have an adverse effect on our student population, results of operations, financial condition and cash flows.

Our schools are subject to extensive state-level regulation and oversight by state licensing agencies, whose approval is necessary to allow an institution to operate and grant degrees or diplomas.

We and our schools also are subject to and have pending audits, compliance reviews, inquiries, investigations, claims of non-compliance, and lawsuits by the ED and federal and state regulatory agencies, accrediting agencies, present and former students and employees, and others that may allege violations of statutes, regulations, accreditation standards, or other regulatory requirements applicable to us or our schools. The HEA also requires that an institution’s administration of Title IV Program funds be audited annually by an independent accounting firm and that the resulting audit report be submitted to the ED for review.

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

If the results of any such audits, reviews, investigations, claims, or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, additional oversight and reporting, or other civil or criminal penalties. In addition, if the ED or another regulatory agency determined that one of our schools improperly disbursed Title IV Program funds or violated a provision of the HEA or the ED’s regulations, that school could be required to repay such funds, and could be assessed an administrative fine. We have several such matters pending against us or one or more of our schools. See Note 11 “Commitments and Contingencies – Accrediting Body and Federal Regulatory Matters” of the notes to our consolidated financial statements for further discussion of certain of these matters.

Even if we maintain compliance with applicable governmental and accrediting body regulations, increased regulatory scrutiny or adverse publicity arising from allegations of non-compliance may increase our costs of regulatory compliance and adversely affect our financial results, growth rates, and prospects. State legislatures often consider legislation affecting regulation of postsecondary educational institutions; enactment of this legislation and ensuing regulations impose substantial costs on our schools to modify their operations in order to comply with the changing regulatory environment. Several states have attempted to assert jurisdiction over schools that hire faculty or staff who live in the state, that advertise and recruit students in the state, or that have no physical location in the state but offer online programs to students who reside in the state. In the future, states may enact legislation or issue regulations that specifically address online educational programs such as those offered by AIU, CTU, IADT and LCB or otherwise affect our schools’ operations.

If we fail to comply with current state licensing or authorization requirements, or determine that we are unable to cost-effectively comply with new state licensing or authorization requirements, we could lose enrollments and revenues in any affected states, which could materially affect our revenues and our growth opportunities.

If AIU fails to maintain its institutional accreditation status, our business, financial condition, results of operations, cash flows, common stock price and growth prospects could be adversely affected.

AIU’s accrediting agency, the Higher Learning Commission of the North Central Association of Colleges and Schools, or HLC, commissioned an advisory team to visit AIU in January 2010. The advisory visit was focused on AIU’s educational and business practices. The advisory team has concluded its visit and advised AIU that within the next several weeks it will provide a report to HLC containing the advisory team’s findings and recommendations, if any, concerning its review. In addition and as previously disclosed, in connection with HLC’s initial accreditation of AIU in May 2009, AIU must submit a progress report to HLC relating to curricula design and AIU’s graduate programs’ student learning outcomes and have HLC conduct a focused visit to AIU to assess the issue of credit equivalence. HLC has not yet notified AIU of the timing of the focused visit. As previously disclosed, the Department of Education conducted a program review of AIU in November 2009. AIU is currently awaiting the issuance of the program review report.

If AIU fails to satisfactorily address the matters subject to these reviews, or otherwise fails to receive timely approval from HLC to begin offering new degree or certificate programs, our business, financial condition, results of operations and growth prospects could be materially adversely affected. In addition, any adverse future accreditation or regulatory action, or resulting adverse publicity related to any of these matters, may harm our business and reputation and impair our ability to attract and retain students at our AIU schools. We may also be subject to other claims and liabilities associated with any such future action, any one of which may have a material adverse affect on our business.

We cannot predict the outcome of these reviews. Any future adverse accreditation or regulatory action, or resulting adverse publicity or legal proceedings related to any of these ongoing reviews, may harm our business and reputation and impair our ability to attract and retain students at our AIU schools. An extended delay in AIU’s ability to begin offering new programs could have a material adverse effect on our business, financial condition, results of operations, cash flows and growth prospects. Moreover, the loss of accreditation by AIU for any reason would, among other things, render its schools and programs ineligible to participate in Title IV programs. If AIU became ineligible to participate in Title IV programs, it could not conduct its business as it is currently conducted, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

If one or more of our schools fails to maintain institutional accreditation or if one or more of our accrediting agencies loses recognition by ED, our schools could lose ability to participate in Title IV programs, and our growth prospects, reputation and financial condition could be materially adversely affected.

In the U.S., accrediting agencies periodically review the academic quality of an institution’s instructional programs and its administrative and financial operations to ensure that the institution has the resources to perform its educational mission. ED relies on accrediting agencies to assess whether an institution’s education programs qualify the school to participate in Title IV Programs. Furthermore, many states require professional programs to be accredited, and require individuals who must pass professional license exams to have graduated from accredited programs. While programmatic accreditation is not a sufficient basis to qualify for institutional Title IV Program certification, programmatic certification assists program graduates to practice as professionals or otherwise seek employment in their chosen field.

If one of our schools or programs were to be placed on probationary accreditation status or failed to qualify for or maintain accreditation, we would likely experience adverse publicity, impaired ability to attract and retain students at substantial expense to obtain unqualified accreditation status. Any loss of institutional accreditation would result in a loss of Title IV Program funds for the affected school and its students. Such events could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Our participation in Title IV programs is dependent on the ED continuing to recognize the regional accrediting agencies that accredit our colleges and universities. The standards and practices of these agencies have recently become a focus of attention by the ED. For example, in December 2009, the ED’s Office of Inspector General (“OIG”) recommended that the ED review HLC’s compliance with ED accrediting body standards and regulations following the OIG’s review of HLC’s initial accreditation of AIU. We cannot predict the outcome of the ED’s review of HLC’s accreditation standards and practices. If the ED ceased to recognize HLC for any reason, our schools that are accredited by HLC would not be eligible to participate in Title IV programs beginning 18 months after the date such recognition ceased unless HLC was again recognized or our schools that are accredited by HLC were accredited by another accrediting body recognized by the ED. If our schools that are accredited by HLC became ineligible to participate in Title IV programs, our business, financial condition, results of operations and cash flows would be materially adversely affected. Furthermore, the recent focus by the OIG and the ED on regional accrediting bodies, may make the accreditation review process more challenging for all of our schools when they undergo their normal accreditation review processes in the future. If this occurred, our schools may have to incur additional costs and/or curtail or modify certain program offerings in order to maintain their accreditation, which could increase their operational costs, reduce their enrollments and materially and adversely affect our business and results of operations.

Increased scrutiny by Congress and various governmental agencies regarding student loan activities have produced uncertainty concerning restrictions applicable to administration of Title IV Programs, the funding for those programs, and student lending activities. If these uncertainties are not satisfactorily or timely resolved, we may face increased regulatory burdens and costs or experience adverse impacts on our student enrollment. Investigations, claims, and actions against us and other postsecondary education providers could adversely affect our reputation, revenues, financial results and stock price.

We and other postsecondary education providers have been subject to increased regulatory scrutiny and litigation in recent years. State attorneys general, the ED, the U.S. Congress and other parties have increasingly focused on student loan programs, including Title IV Programs, investigating allegations of conflicts of interest between some institutions and lenders that provide Title IV loans, lenders providing questionable incentives to schools or school employees, claims of deceptive marketing practices for student loans, and schools steering students to specific lenders. Several institutions and lenders have been cited for these problems and have made monetary payments to settle those claims.

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

In the second quarter 2009, the Federal Reserve Board approved final amendments to Regulation Z (Truth in Lending), that became effective February 14, 2010 and that revise and expand disclosure requirements for certain private education loans, including the extended payment plan program that we have implemented.

Criticisms of the overall student lending and postsecondary education sectors may impact general public perceptions of educational institutions, including us, in a negative manner. Adverse media coverage regarding other educational institutions or regarding us directly could damage our reputation. The environment surrounding access to and cost of student loans remains in a state of flux, with additional legislation and regulatory changes being actively considered at the federal and state levels. The uncertainty surrounding these issues, and any resolution of these issues that increases loan costs or reduces students’ access to Title IV loans or to extended payment plan programs such as ours, could reduce student demand for our programs, adversely impact our revenues and operating profit or result in increased regulatory scrutiny.

Risks Related to Our Business

We, and our business model, are subject to risks relating to enrollment of students. If we are not able to continue to successfully recruit and retain our students, our financial results could be adversely materially affected.

Our business model depends on student recruitment and retention by our admissions counselors. Our admissions representatives are responsible for identifying individuals interested in enrolling in our campuses. Admissions representatives serve as prospective students’ primary contacts, providing information to help them make informed enrollment decisions and assisting students with completing the enrollment process. The ED’s negotiated rulemaking process is addressing payment of incentive compensation to employees involved in student enrollment, including elimination of safe harbors allowing payment of certain compensation to our admissions advisors, financial aid advisors and certain third parties. If we are required by ED to change the pay practices for these employees, we may face retention issues, increased operating costs, or the need to change our business model, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

A substantial decrease in student financing options, or a significant increase in financing costs for our students, could have a material adverse effect on our student population, revenue and financial results.

Tightened credit markets in the U.S. economy in 2008 and 2009 caused some lenders, including some lenders that previously provided Title IV loans to our students, to cease providing Title IV loans to students. Other lenders have reduced the benefits and increased the fees associated with the Title IV loans they do provide. In addition, the new proposed regulations under HEOA and Regulation Z (Truth in Lending) requirements may result in higher administrative costs for schools, including us, related to student loan and new extended payment plan programs. If the costs of Title IV loans increase, if availability of loans and payment plans decrease, or student debt repayments are tied to “gainful employment” and wage levels, students may decide not to enroll in a postsecondary institution, which could have a material adverse effect on our enrollments, revenues and results of operations.

We are working internally to implement funding programs that will assist our students in continuing their program of study. We have provided payment plans directly to certain students to ensure that they can finish their existing educational programs with us and to allow new students to attend our schools. As of December 31, 2009, we have committed to approximately $68.5 million of funding through extended payment plans.

Any further actions by the U.S. Congress, ED or other regulatory bodies that significantly reduce funding for Title IV Programs or the ability of our students to participate in these Programs, or restrict our ability to offer extended payment plans or establish different or more stringent requirements for our U.S. schools to participate in Title IV Programs or to offer such extended payment plans, could have a material adverse effect on our student population, financial condition, results of operations and cash flows.

Budget constraints in states that provide state financial aid to our students could reduce available financial aid, which could adversely affect our student population. Alternatively, improved state financing may result in increased support for lower-priced public institutions, which may increase competition for students.

A significant number of states in which our schools operate face budget constraints that may reduce state appropriations in a number of areas including state student financial aid, but we cannot predict the amount or timing of any such reductions. If state funding for our students decreases and our students are unable to secure alternative sources of funding for their education, our student population could be adversely affected, which could have a material adverse effect on our results of operations, financial position, and cash flows. Increased state support for public institutions and community colleges, resulting in increased competition for students, also could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Acquisitions are one component of our overall long-term growth. From time to time, we engage in evaluations of, and discussions with, possible domestic and international acquisition candidates. We may not be able to identify suitable acquisition opportunities, acquire institutions on favorable terms, or successfully integrate or profitably operate acquired institutions. If we use debt to finance future acquisitions or issue securities in connection with future acquisitions, such actions could dilute the holdings of our stockholders.

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

We are subject to the risks inherent in operating in foreign countries.

We operate schools outside of the U.S. and are subject to risks inherent in having non-domestic operations, including unfamiliar statutes and regulations for employees and postsecondary institutions, currency exchange rate fluctuations, limits on repatriation of profits, U.S.-foreign tax treaties and taxing authority, and possible economic or political instability in those countries.

If we fail to effectively identify, establish, and operate new schools and new branch campuses of our existing schools, or to offer new educational programs, our growth may be slowed and our profitability may be adversely affected.

As part of our growth strategy, we currently anticipate opening new schools, new branch campuses of our existing schools throughout the U.S, and offering new educational programs. These activities require us to invest in management and capital expenditures, incur marketing and advertising expenses, and devote resources that are different from those required to operate our existing schools. We may be unable to identify or acquire suitable expansion opportunities to help maintain or accelerate our current growth rate, or to successfully integrate a new school or branch campus. Any failure by us to effectively identify, establish and manage the operations of a new school or branch campus could slow our growth and make any newly-established school or branch campus more costly to operate than we had planned, which could have an adverse effect on our results of operations.

We need timely approval by applicable regulatory agencies to offer new programs, expand our operations into certain states, or acquire additional schools. If those approvals are not timely, we may incur operating expenses (such as lease obligations) for significant time periods before we can enroll students.

To open a new school or branch campus, or to establish a new educational program, we are required to obtain the appropriate approvals from applicable state and accrediting regulatory agencies, which may be conditioned, delayed or denied in a manner that could significantly affect our growth plans. Approval by these regulatory agencies may be negatively impacted due to regulatory inquiries or reviews and any adverse publicity relating to such matters. Also, any adverse action taken by the ED regarding its recognition of any accrediting agency that accredits our schools or programs could adversely impact our ability to open a new school or branch campus or establish new educational programs. In addition, to be eligible to participate in Title IV Programs, the ED and applicable state and accrediting bodies must certify a new school or branch campus.

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

Our future success depends largely on the skills, efforts, and motivation of our executive officers and other key personnel, as well as on our ability to attract and retain qualified corporate managers and our schools’ ability to attract and retain qualified faculty members and administrators. We face competition in hiring personnel who possess the skill sets that we seek. In addition, key personnel may leave us and subsequently compete against us. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could adversely affect our results of operations or financial condition.

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

Our future operating results and the market price of our common stock could be materially adversely affected if we are required to write down the carrying value of nonfinancial assets and nonfinancial liabilities, including long-lived assets, goodwill and intangible assets, such as our trademarks.

In accordance with U.S. GAAP, we review our nonfinancial assets and nonfinancial liabilities, including long-lived assets, goodwill and intangible assets, such as our trademarks, for impairment on at least an annual basis through the application of fair-value-based measurements. Our estimates of fair value for these are based primarily on projected future results and expected cash flows and other assumptions. In the future, if we are required to significantly write down the value of our nonfinancial assets and nonfinancial liabilities, including long-lived assets, goodwill and trademarks, our operating results and the market price of our common stock may be materially adversely affected.

We could experience decreasing enrollments or decreasing growth in our enrollments in our schools due to changing demographic trends in family size, overall declines in enrollment in postsecondary schools, job growth in fields unrelated to our core disciplines, immigration and visa laws, or other societal factors.

A September 2009 NCES report projects that between 2007 and 2018 enrollments in degree-granting postsecondary institutions increasing in a range from a low alternative projection of 9%, or 19.9 million students, to a high alternative projection of 17%, or 21.3 million students. These projected 11-year growth rates are lower than the 27% increase NCES reported for the 11-year period 1996-2007 of 14.4 million in 1996 to 18.2 million in 2007. Such a decline in the overall growth rate in the postsecondary education sector would result in increased competition for students for our programs and could impact our ability to attract and retain students and affect our growth rate in enrollments. The ability of our foreign students to obtain visas for our U.S. and our European schools is important to student recruitment. For example, as a result of changes in United Kingdom immigration legislation, Istituto Marangoni-London will not, as had been the case in the past, be able to sponsor students from outside of the European Economic Area (which comprises all of the European Union countries plus Iceland,

Norway, Liechtenstein and Switzerland). Istituto Marangoni-London is currently working towards meeting the requirements of the UK immigration legislation as it applies to education institutions and courses of study in the United Kingdom. If we cannot attract new students, or develop new curricula to attract prospective students who seek degrees in fields other than our core disciplines, or accommodate changed immigration or visa rules, we may be unable to maintain and increase our student population or achieve our growth strategies, which could have a material adverse effect on our revenues, results of operations, financial condition and market price of our common stock.

Capacity constraints or system disruptions to our online computer networks could have a material adverse effect on our ability to attract and retain students.

Our schools’ online campuses intend to increase student population. To support this growth, we will require more resources, including additional faculty, admissions, academic and financial aid personnel. This growth may place a significant strain on the operational resources of our schools’ online campuses.

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

Postsecondary education is a highly fragmented and competitive field. Our schools compete with traditional public and private two-year and four-year colleges and universities, other proprietary schools, other online education providers, and alternatives to higher education, such as immediate employment and military service. Some public and private institutions charge lower tuition for courses of study similar to those offered by our schools due, in part, to government subsidies, government and foundation grants, tax-deductible contributions, and other financial resources not available to proprietary institutions. Our competitors may have substantially greater financial and other resources than we do. We expect to experience more competition as more colleges, universities, and other postsecondary education providers increase their online program offerings. An increase in competition could affect the success of our marketing efforts and enable our competitors to recruit prospective students more effectively, or reduce our tuition charges and increase spending for marketing efforts, which could adversely impact our results of operations, financial condition and cash flows.

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

Our efforts to attract and enroll students result in us collecting, using and keeping substantial amounts of personal information regarding applicants, our students, faculty, their families and alumni, including social security numbers, financial data, or health data. We also maintain personal information about our employees in the ordinary course of our activities. Our services, the services of many of our health plan and benefit plan vendors, and other information can be accessed globally through the internet. Our computer networks and those of our vendors that manage confidential information for us may be vulnerable to unauthorized access, theft or misuse, hackers, computer viruses, or third parties in connection with hardware and software upgrades and changes. Our services can be accessed globally via the Internet, so we may be subject to privacy laws in countries outside the U.S. from which students access our services, which laws may constrain the way we market and provide our services. While we utilize security and business controls to limit access to and use of personal information, any breach of student or employee privacy or errors in storing, using or transmitting personal information could violate privacy laws and regulations resulting in fines or other penalties. A breach, theft or loss of personal information held by us or our vendors, or a violation of the laws and regulations governing privacy could have a material adverse effect on our reputation or result in additional regulation, compliance costs or investments in additional security systems to protect our computer networks.

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

The trading price of our common stock may fluctuate substantially as a result of a number of factors, some of which are not in our control. These factors include:

•	accreditation reviews or questions and any related adverse publicity;

•	the outcome of ED’s current negotiated rulemaking process, and other changes in the legal or regulatory environment in which we operate;

•	the initiation, pendency or outcome of litigation, regulatory reviews and investigations, and any related adverse publicity;

•	changes in the student lending and credit markets;

•	our ability to meet or exceed expectations of analysts or investors;

•	quarterly variations in our operating results;

•	general conditions in the postsecondary education field, including changes in the ED, state laws and regulations and accreditation standards, or availability of student financing;

•	changes in our earnings estimates by analysts;

•	future impairment of goodwill or other intangible assets;

•	price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many companies that provide postsecondary education in recent periods;

•	the loss of key personnel; and

•	general economic conditions.

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

Our corporate headquarters are located in Hoffman Estates, Illinois, which is a suburb of Chicago, and our approximately 90 campuses are located throughout the United States and in France, Italy and the United Kingdom. Each of our campuses contains admissions and administrative offices and teaching facilities, including classrooms, laboratories, and, in the case of campuses with culinary arts programs, kitchens. Also, certain of our campuses include dormitory and cafeteria facilities, and certain of our culinary schools utilize leased space to operate restaurants in conjunction with their culinary arts programs.

Effective January 19, 2010, we entered into a real estate lease for our corporate headquarters and administrative facilities for both our AIU Online and CTU Online campuses in Schaumburg, Illinois. We will be consolidating our headquarters facilities from the current five buildings to a single building. We will reduce our total headquarters footprint by 0.13 million square feet which we believe will maximize efficiencies and reduce overhead expenses. The lease for this new location results in a $48.1 million real estate obligation through 2022. In addition, we intend to make capital improvements to the new headquarters totaling approximately $52.0 million over the next two years, with the majority of the investment expected in 2010. As a result of the real estate consolidation, we expect to incur approximately $5.4 million of lease termination costs related to our existing space. These charges are expected to be incurred in the first half of 2010.

Almost all of our campus locations and our corporate headquarters locations are leased. As of January 31, 2010, we leased approximately 6.1 million square feet under lease agreements related to our continuing operations that have remaining terms ranging from less than one year to 19 years. As of January 31, 2010, we leased approximately 0.6 million square feet under lease agreements related to our discontinued operations that have remaining terms ranging from two to nine years. As of January 31, 2010, we owned approximately 0.3 million square feet of real property at the following campuses:

•	American InterContinental University, Houston, Texas – Corporate and other segment

•	Brooks Institute, Santa Barbara, California – Corporate and other segment

•	Le Cordon Bleu College of Culinary Arts in Chicago, Chicago, Illinois – Culinary Arts segment

•	INSEEC Bordeaux, Bordeaux, France – International segment

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

Note 11 “Commitments and Contingencies” of the notes to our consolidated financial statements in Part IV, Item 14 of this Annual Report on Form 10-K is incorporated herein by reference.

PART II

ITEM 4.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “CECO.”

The following table sets forth the range of high and low sales prices per share for our common stock as reported on the NASDAQ:

	Price Range of Common Stock
	High	Low
2009
First quarter	$26.53	$17.06
Second quarter	25.68	17.95
Third quarter	25.73	20.06
Fourth quarter	28.87	20.31

	High	Low
2008
First quarter	$25.15	$11.57
Second quarter	20.72	12.69
Third quarter	20.89	13.82
Fourth quarter	18.80	12.44

The closing price of our common stock as reported on the NASDAQ on February 23, 2010 was $26.28 per share. As of February 23, 2010, there were 599 holders of record of our common stock.

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

During 2009, we repurchased approximately 9.0 million shares of our common stock for approximately $200.0 million at an average price of $22.23 per share. Under the Company’s previously authorized stock repurchase program, stock repurchases may be made on the open market or in privately negotiated transactions from time to time, depending on factors including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. As of December 31, 2009, approximately $195.5 million was available under the stock repurchase program.

On December 14, 2009, we entered into a stock repurchase plan established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “1934 Act”), in connection with our previously authorized stock repurchase program. A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be unable to do so under the 1934 Act’s insider trading rules. This stock repurchase plan facilitated purchases of our common stock under our previously authorized stock repurchase program. Purchases of common stock under this plan were subject to specified parameters and certain price and volume restraints as established in the plan. As of January 31, 2010, we had repurchased an additional 1.7 million shares of our common stock for $40.0 million at an average price of $23.49 per share under this plan. As a result, approximately $155.5 million was available under our previously authorized stock repurchase program to repurchase outstanding shares of our common stock as of January 31, 2010.

On February 16, 2010, the Board of Directors authorized the use of an additional $250.0 million to repurchase outstanding shares of its common stock under the company’s stock repurchase program. This is in addition to the $155.5 million still available under our previously authorized stock repurchase program, bringing the amount available under our authorized stock repurchase program to $405.5 million. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on factors including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2009—January 31, 2009	—	$—	—	$195,466,742
February 1, 2009—February 28, 2009	506,400	24.74	506,400	182,940,465
March 1, 2009—March 31, 2009	1,245,832	22.05	1,245,832	155,469,104
April 1, 2009—April 30, 2009	—	—	—	155,469,104
May 1, 2009—May 31, 2009	3,588,147	20.65	3,588,147	81,384,795
June 1, 2009—June 30, 2009	1,245,795	20.80	1,245,795	55,475,345
July 1, 2009—July 31, 2009	—	—	—	55,475,345
August 1, 2009—August 31, 2009	1,656,355	24.15	1,656,355	215,475,380
September 1, 2009—September 30, 2009	—	—	—	215,475,380
October 1, 2009—October 31, 2009	—	—	—	215,475,380
November 1, 2009—November 30, 2009	—	—	—	215,475,380
December 1, 2009—December 31, 2009	753,665	26.54	753,665	195,475,395

Total	8,996,194		8,996,194

See Part III, Item 11 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K for information as of December 31, 2009, with respect to shares of our common stock that may be issued under our existing share-based compensation plans.

ITEM 5.	SELECTED FINANCIAL DATA

The following selected historical consolidated financial and other data are qualified in their entirety by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our selected statement of operations and statement of cash flows data set forth below for each of the five years ended December 31, 2009, 2008, 2007, 2006, and 2005, and the balance sheet data as of December 31, 2009, 2008, 2007, 2006, and 2005, are derived from our audited consolidated financial statements. Prior period financial results have been recast to reflect those schools that have ceased operations as discontinued operations.

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share amounts)
Selected Statement of Operations Data
Total revenue	$1,836,635	$1,660,742	$1,668,274	$1,789,293	$1,832,040
Operating expenses:
Educational services and facilities	611,748	605,474	585,996	553,942	531,050
General and administrative	934,131	866,043	869,256	908,575	848,511
Depreciation and amortization	65,652	71,636	73,532	74,210	65,235
Goodwill and asset impairment(1)	2,500	8,925	5,610	91,298	—

Total operating expenses	1,614,031	1,552,078	1,534,394	1,628,025	1,444,796

Operating income	222,604	108,664	133,880	161,268	387,244
Operating profit margin percentage	12.1%	6.5%	8.0%	9.0%	21.1%
Total other income	1,441	19,623	22,885	20,722	14,374
Provision for income taxes	78,663	38,525	49,726	90,959	149,964

Income from continuing operations	145,382	89,762	107,039	91,031	251,654

Loss from discontinued operations, net of tax(2)	(64,163)	(29,620)	(47,486)	(44,462)	(17,776)

Net income	$81,219	$60,142	$59,553	$46,569	$233,878

Net income (loss) per share-basic:
Income from continuing operations	$1.69	$1.00	$1.14	$0.95	$2.49
Loss from discontinued operations	(0.74)	(0.33)	(0.50)	(0.47)	(0.17)

Net income	$0.95	$0.67	$0.64	$0.48	$2.32

Net income (loss) per share-diluted:
Income from continuing operations	$1.68	$1.00	$1.13	$0.93	$2.43
Loss from discontinued operations	(0.74)	(0.33)	(0.50)	(0.46)	(0.17)

Net income	$0.94	$0.67	$0.63	$0.47	$2.26

	As of December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Selected Balance Sheet Data
Assets:
Cash and cash equivalents and short-term investments	$484,852	$493,932	$377,665	$433,337	$394,184
Student receivables, net(3)	79,278	67,480	65,727	57,004	74,613
Total current assets	628,835	643,045	576,666	608,215	578,552
Total assets	1,563,842	1,418,210	1,377,783	1,422,728	1,506,104

Liabilities:
Deferred tuition revenue	184,411	151,158	151,117	130,858	143,380
Total current liabilities	442,009	351,677	372,930	303,571	326,749
Total liabilities	641,797	469,698	480,060	426,850	469,855
Working capital	186,826	291,368	203,736	304,644	251,803

Total stockholders’ equity	$921,524	$947,652	$886,108	$982,401	$1,036,249

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Selected Statement of Cash Flows Data
Net cash provided by operating activities	$288,251	$186,720	$222,075	$216,390	$378,225
Net cash (used in) provided by investing activities	(49,301)	(150,787)	4,813	(56,453)	(399,537)
Net cash used in financing activities	(199,151)	(21,048)	(185,718)	(111,239)	(189,703)
Capital expenditures	(74,087)	(53,854)	(57,586)	(69,473)	(125,626)

(1)	During 2009, we recorded within Corporate and other $2.5 million in asset impairment charges related to one of our owned facilities, resulting from its carrying value exceeding its current fair value. During 2008, we recorded approximately $8.9 million in asset impairment charges, including $6.9 million related to the reduction in asset carrying values for certain campuses within Culinary Arts and Transitional Schools and $2.0 million related to the write-off of an intangible asset within Health Education. During 2007, we recorded asset impairment charges of $5.6 million related to campuses within Health Education. The asset impairment charges resulted from the campuses carrying value of long-lived assets exceeding their fair values. During 2006, we recorded goodwill and other intangible asset impairment charges of approximately $86.3 million within Health Education and recorded asset impairment charges of approximately $5.0 million within Health Education. See Note 7 “Property and Equipment” and Note 8 “Goodwill and Other Intangible Assets” of the notes to our consolidated financial statements for further discussion of the impairments.
(2)	See Note 4 “Discontinued Operations” of the notes to our consolidated financial statements for further discussion of discontinued operations.
(3)	Student receivables, net includes both current and long-term balances.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The colleges, schools and universities that are part of the Career Education Corporation (CEC) family offer high-quality education to a diverse student population of over 116,000 students across the world in a variety of career-oriented disciplines. The approximately 90 campuses that serve these students are located throughout the U.S. and in France, Italy, and the United Kingdom, and offer doctoral, master’s, bachelor’s and associate degrees and diploma and certificate programs. Nearly 40% of our students attend the web-based virtual campuses of American InterContinental University, Colorado Technical University, International Academy of Design & Technology and Le Cordon Bleu College of Culinary Arts.

CEC is an industry leader whose brands are recognized globally. Those brands include, among others, American InterContinental University; Brooks Institute; Colorado Technical University; Harrington College of Design; INSEEC Schools; International Academy of Design & Technology; Istituto Marangoni; Le Cordon Bleu North America; and Sanford-Brown Institutes and Colleges. Through our schools, CEC is committed to providing quality education, enabling students to graduate and pursue rewarding careers.

During 2009, we organized our businesses across five strategic business units (“SBU”). Each SBU represented a group of postsecondary education providers that offer a variety of degree and non-degree academic programs. These SBUs were organized by key market segment to enhance brand focus and operational alignment within each segment. In addition, our Transitional Schools division included all schools that are currently being taught out. This division is focused on winding down these operations as effectively and efficiently as possible. Our reportable segments are:

University includes our American InterContinental University (“AIU”), Colorado Technical University (“CTU”) and Briarcliffe College schools that collectively offer regionally accredited academic programs in the career-oriented disciplines of business studies, visual communications and design technologies, health education, information technology, criminal justice and education in an online, classroom or laboratory setting.

Culinary Arts includes our Le Cordon Bleu North America (“LCB”) schools that collectively offer culinary arts programs in the career-oriented disciplines of culinary arts, baking and pastry arts, and hotel and restaurant management primarily in a classroom, kitchen or online setting.

Health Education primarily includes our Sanford-Brown schools that collectively offer academic programs in the career-oriented disciplines of health education, complemented by certain programs in business studies and information technology in a classroom, laboratory or online setting.

Art & Design includes our Brooks Institute, Brown College, Collins College, Harrington College of Design and International Academy of Design & Technology (“IADT”) schools. Collectively these schools offer academic programs primarily in the career-oriented disciplines of fashion design, game design, graphic design, interior design, film and video production, photography and visual communications in a classroom, laboratory or online setting.

International includes our INSEEC Group (“INSEEC”) schools and Istituto Marangoni schools located in France, Italy and the United Kingdom, which collectively offer academic programs in the career-oriented disciplines of business studies, health education, fashion and design and visual communications and technologies in a classroom or laboratory setting.

Transitional Schools includes those schools that are currently being taught out. As of December 31, 2009, AIU – Los Angeles, CA is the only school included in Transitional Schools. The schools previously reported within Transitional Schools have since ceased operations and are now being reported within discontinued operations with the exception of Gibbs College – Boston, MA, Gibbs College – Farmington, CT, and SBI Cranston – Cranston, RI which transitioned to the Health Education SBU in 2009.

See Note 17 “Segment Reporting” of the notes to our consolidated financial statements for further discussion.

2009 Overview

With adherence to our core values and while continuing to reduce employee turnover, we strengthened our foundation with increased efficiency and effectiveness and accelerated growth in all of our core business units in 2009. Revenue grew over 10% and operating income more than doubled as compared to the prior year. During the year, we incurred a significant level of charges primarily related to exiting campuses. As such, we believe reporting our financial results on a GAAP basis, followed by a non-GAAP presentation excluding the effect of the significant charges on financial results, provides investors with a more informative perspective of the ongoing operations of the business.

The growth, innovation and improved student outcomes we achieved during the year were significant. New student starts grew 17% and student population increased approximately 21% as compared to the prior year. We are providing career-building education to a record 116,800 students, and we expect to continue our momentum throughout 2010.

Throughout the year, we continued to experience significant growth in Health Education, which reported a 29% increase in new student starts as compared to the prior year. We ended the year with eight start-up locations, seven of which are focused within Health Education, allowing us to expand the strong operating model and market opportunity of our Sanford-Brown Institutes and Colleges. Two of these start-ups were converted Transitional Schools, Gibbs College – Boston, MA and Gibbs College – Farmington, CT. These locations, in addition to the two schools converted in 2008, SBC – Vienna, VA and SBI – Melville, NY, provide us with the opportunity to expand our presence in the Northeast region of the U.S. and allow us to better utilize existing real estate. We expect to continue to expand our Health Education footprint in 2010 by opening six new campuses across the U.S.

Within University, CTU continued to build upon its recent success, reporting a 25% increase in revenue driven by a 17% increase in new student starts and growth of 29% in student population as compared to the prior year. Within AIU, revenue increased 9% as a result of higher student population, which increased approximately

16% as compared to the prior year. Both CTU and AIU experienced improvement in student retention as compared to the prior year and expect to continue strong student population growth in 2010.

AIU’s accrediting agency, the Higher Learning Commission of the North Central Association of Colleges and Schools, or HLC, commissioned an advisory team to visit AIU in January 2010. The advisory visit was focused on AIU’s educational and business practices. The advisory team has concluded its visit and advised AIU that within the next several weeks it will provide a report to HLC containing the advisory team’s findings and recommendations, if any, concerning its review. In addition and as previously disclosed, in connection with HLC’s initial accreditation of AIU in May 2009, AIU must submit a progress report to HLC relating to curricula design and AIU’s graduate programs’ student learning outcomes and have HLC conduct a focused visit to AIU to assess the issue of credit equivalence. HLC has not yet notified AIU of the timing of the focused visit. As previously disclosed, the Department of Education conducted a program review of AIU in November 2009. AIU is currently awaiting the issuance of the program review report.

Our international institutions continued to grow at both INSEEC and Istituto Marangoni. Revenue increased over 12% as compared to the prior year, with both institutions experiencing meaningful growth. Excluding the $7.3 million unfavorable impact of foreign currency exchange rates, revenue grew over 19% as compared to the prior year. This revenue growth is attributable to strong student population growth.

Within Culinary Arts, new student start growth of 40% as compared to the prior year and continued strong retention rates led to growth of over 31% in student population as compared to the prior year. As a result, Culinary Arts’ revenue grew 1% over the prior year; the first year-over-year growth in Culinary Arts in two years. We believe the introduction of the 21-month Culinary program in January 2009, along with our implementation of student support activities at each Culinary campus, helped attract new students lost as a result of the severe contraction of the student loan market which occurred in the second quarter 2008. By assisting our students throughout their entire course of study, including providing the opportunity for an additional year of Title IV funding with the decelerated 21-month program, we have improved growth prospects of our institutions and the overall student experience.

During the third quarter 2009, we acquired the outright rights to the Le Cordon Bleu brand in the education services field for the U.S. and Canada and terminated our licensing agreement with Le Cordon Bleu International (“LCBI”). As a part of the transaction, we also acquired the right of first refusal to purchase all non-acquired brand rights and operations of Le Cordon Bleu International in the event LCBI proposes to sell such rights and operations. We acquired the Le Cordon Bleu North American brand rights to further our execution of our strategic plan, as it solidifies a core asset essential to the future growth of our Culinary Arts segment. We have substantially completed the rebranding of our existing U.S. Culinary Arts campuses to reflect the Le Cordon Bleu name which will allow for efficiencies in our marketing campaigns by aligning our messages around this strong brand.

Art & Design’s revenue remained relatively stable as compared to the prior year. The majority of our IADT campuses aligned their academic calendars to provide for an increase in the number of annual new student starts and a shortened enrollment cycle. We also made a strategic decision to refocus our marketing efforts to the local market at the majority of our locations. In addition, we began leveraging our strong balance sheet and traditionally low bad debt, to make more funding available to our students. These changes resulted in improved admissions productivity in the second half of the year, through more consistent enrollment performance resulting in improved student show rates. The SBU also continued to make strides in graduate employment, improving on the prior year despite the job losses in the U.S. economy. Finally, the curriculum alignment initiative begun in the second quarter 2009 is substantially complete and will allow us to leverage our scale.

During 2009 we completed the teach out of six of our campuses, McIntosh College, Lehigh Valley College, and four of our Gibbs College locations, including Livingston, NJ; New York, NY; Norwalk, CT and Norristown, PA. The results of operations for these campuses are reflected as a component of discontinued

operations. In connection with the closure of the campuses, we recorded $15.0 million for lease terminations and $60.1 million in future minimum lease obligations related to certain facilities whose remaining lease terms range from two to nine years. Currently, we estimate 2010 charges totaling approximately $7.0 million related to real estate actions resulting from the closure of our Transitional School, AIU – Los Angeles, CA. Through December 31, 2009, we have recorded approximately $92.1 million of pretax charges associated with these real estate actions, with approximately $80.4 million being recorded in 2009. $5.3 million of the $80.4 million of pretax charges recorded in 2009 are reflected within the results from continuing operations. The remaining $75.1 million is reflected within the loss from discontinued operations for 2009.

The one remaining Transitional school, AIU – Los Angeles, CA is scheduled to cease operations by the end of the fourth quarter 2010. See Note 4 “Discontinued Operations” of the notes to our consolidated financial statements for further discussion of our accounting for discontinued operations.

2010 Organizational Realignment

On January 15, 2010, we realigned our resources to more effectively execute our new strategic growth plan. We began the integration of our Art & Design SBU alongside AIU and CTU, within the University SBU. This realignment will facilitate synergies between the programs in Art & Design and University, especially in the areas of fashion design, merchandising, interior design and technology. It will also enable the sharing of student-focused online platforms and expertise and aid IADT as it pursues its longer-term strategy of regional accreditation. Brooks Institute, Harrington College of Design and Collins College joined the IADT schools in the alignment of the Art & Design group into the University SBU. The realignment also shifted Brown College and Briarcliffe College into the Health Education SBU. We expect Briarcliffe’s regional accreditation to be beneficial in providing greater opportunity for Sanford-Brown students to enroll in higher degree programs. This realignment resulted in new reportable segments.

In addition to the realignment, we completed a detailed review of our shared service costs to determine which of these costs should be distributed to the SBUs as well as how these shared service costs should be allocated. These services include legal, finance, human resources, marketing, certain academic functions and certain centralized activities related to student finance, including financial aid processing, student account posting and collections. Previously, these costs, recorded within Corporate and other, were allocated to our SBUs based upon a percentage of revenue. Improved data and analytical capabilities have provided us insight into costs being incurred to support the SBUs versus costs being incurred to support the corporation as a whole. The new methodology allocates costs based on usage and consumption factors such as student population, employee headcount, advertising spend, number of financial aid recipients and revenue where appropriate. In the case of certain services which are shared evenly across the SBUs, we will allocate evenly. The new methodology is intended to provide improved transparency into the costs of the shared services. The effect of these changes will impact the costs reported within each SBU and reduce the level of unallocated shared service costs. Results beginning in 2010 will be presented under the new methodology and prior period results will be revised to be comparable to the current reporting.

CONSOLIDATED RESULTS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the years ended December 31, 2009, 2008 and 2007.

	For the Year Ended December 31,
	2009	% of Total Revenue	2008	% of Total Revenue	2007	% of Total Revenue
	(Dollars in thousands)
TOTAL REVENUE	$1,836,635		$1,660,742		$1,668,274

OPERATING EXPENSES
Educational services and facilities	611,748	33.3%	605,474	36.5%	585,996	35.1%
General and administrative:
Advertising	291,744	15.9%	248,858	15.0%	241,416	14.5%
Admissions	192,199	10.5%	196,539	11.8%	221,482	13.3%
Administrative	393,150	21.4%	377,569	22.7%	363,729	21.8%
Bad Debt	57,038	3.1%	43,077	2.6%	42,629	2.6%

Total general and administrative expense	934,131	50.9%	866,043	52.1%	869,256	52.1%
Depreciation and amortization	65,652	3.6%	71,636	4.3%	73,532	4.4%
Goodwill and asset impairment	2,500	0.1%	8,925	0.5%	5,610	0.3%

OPERATING INCOME	222,604	12.1%	108,664	6.5%	133,880	8.0%

PROVISION FOR INCOME TAXES	78,663		38,525		49,726

Effective tax rate	35.11%		30.03%		31.72%
INCOME FROM CONTINUING OPERATIONS	145,382	7.9%	89,762	5.4%	107,039	6.4%

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(64,163)		(29,620)		(47,486)

NET INCOME	$81,219	4.4%	$60,142	3.6%	$59,553	3.6%

Educational services and facilities expense includes costs directly attributable to the educational activity of our schools, including, among other things, (1) salaries and benefits of faculty, academic administrators, and student support personnel, (2) costs of educational supplies and facilities, including rents on school leases, certain costs of establishing and maintaining computer laboratories, costs of student housing, and owned and leased facility costs, (3) royalty fees paid to Le Cordon Bleu Limited through August 2009, and (4) certain student financing costs. Also included in educational services and facilities expense are costs of other goods and services provided by our schools, including, among other things, costs of textbooks, laptop computers, dormitory services, restaurant services, contract training and cafeteria services.

General and administrative expense includes salaries and benefits of personnel in corporate and school administration, marketing, admissions, financial aid, accounting, human resources, legal and compliance. Costs of promotion and development, advertising and production of marketing materials, occupancy of the corporate offices and bad debt expense are also included in this expense category.

Year Ended December 31, 2009 as Compared to the Year Ended December 31, 2008

Revenue

Total revenue increased $175.9 million, or 10.6%, as compared to the prior year as student population increased because student retention and new student start growth were strong. The overall increase in revenue is primarily attributable to increases within University, Health Education and International. Health Education’s and

University’s revenues increased as compared to the prior year due to strong growth in student populations and increased new student starts, as well as University’s strong student retention. International’s increase in revenue as compared to the prior year can be attributed to strong student population growth, which more than offset the unfavorable impact of foreign currency exchange rates. The increase in revenue was partially offset by a decrease in Transitional Schools’ revenue.

Educational Services and Facilities Expense

Educational services and facilities expense increased $6.3 million as compared to the prior year. During 2009, we took steps to optimize our real estate footprint, and as a result, the current year expense includes $16.4 million of charges primarily related to the fair value of remaining lease obligations for space that was vacated within Culinary Arts, Health Education, Art & Design, University and Transitional Schools. The prior year expense includes $14.5 million of pretax charges, including $6.0 million of pretax charges related to lease termination expense, $5.6 million for the fair value of remaining lease obligations for vacated space in our Culinary Arts, Art & Design and University segments and $2.9 million for severance and stay bonuses associated with our decision to teach out certain campuses and our efforts to reduce redundancies within our organization. We continue to manage these costs, including occupancy costs, and focus our efforts on optimizing our staffing models as our revenue continues to grow across the Company.

General and Administrative Expense

General and administrative expense increased $68.1 million as compared to the prior year as increases in advertising, bad debt and administrative expenses were only partially offset by a decrease in admissions expense. The $42.9 million increase in advertising expense as compared to the prior year was driven by increased spending across all reporting segments, most notably within University, as we continue to capitalize upon market opportunities. The increase in administrative expense as compared to the prior year was mainly due to a $23.1 million increase in performance-based compensation expense, driven by outperformance of the Company’s annual business objectives and financial performance metrics related to its annual cash incentive plan being partially offset by a $12.0 million payment received related to the termination of certain insurance policies. The prior year expense included $10.8 million of pretax charges; $6.3 million related to the settlement of certain legal matters, and $4.5 million for severance and stay bonuses associated with our decision to teach out certain campuses and our efforts to reduce redundancies within our organization.

Bad debt expense incurred by each of our reportable segments during the years ended December 31, 2009 and 2008 was as follows:

	For the Year Ended December 31,
	2009	As a % of Segment Revenue	2008	As a % of Segment Revenue
	(Dollars in thousands)
Bad debt expense by segment:
University	$14,469	1.8%	$12,722	1.8%
Culinary Arts	27,684	8.3%	14,297	4.4%
Health Education	7,257	2.4%	8,592	3.4%
Art & Design	7,385	2.8%	7,035	2.7%
International	617	0.5%	643	0.6%
Transitional Schools	14	0.5%	100	1.0%

Subtotal	57,426	3.1%	43,389	2.6%
Corporate and other	(388)	N/A	(312)	N/A

Total bad debt expense	$57,038	3.1%	$43,077	2.6%

Bad debt expense increased approximately $14.0 million as compared to the prior year, primarily within Culinary Arts, as student receivable balances grew as a result of our extended payment plans offered to certain students beginning in the second quarter 2008 as a replacement for the recourse loan program previously provided by Sallie Mae. This increase was partially offset by a decrease in Health Education bad debt expense resulting from increased student aid funding from government programs, as well as the overall improvement in student retention, as students who complete their educational programs have historically had better repayment experience.

Goodwill and Asset Impairment

During 2009, we recorded a $2.5 million asset impairment charge for one of our owned facilities, resulting from its carrying value exceeding its current fair value. This noncash charge is reflected within Corporate and other. During 2008, we recorded approximately $8.9 million in asset impairment charges, including a $2.1 million asset impairment charge related to the reduction of asset carrying values related to our AIU – Los Angeles campus, a noncash charge of $4.8 million related to write-offs due to the closure of facilities within Culinary Arts and a $2.0 million noncash write off of trade name in Health Education. Goodwill and indefinite-lived intangible assets are reviewed for impairment on at least an annual basis by applying a fair-value-based test. As of October 1, 2009, we determined that there was no impairment to goodwill or indefinite-lived intangible assets for any of our reportable segments.

Operating Income

Operating income increased $113.9 million, or approximately 105%, as compared to the prior year, as we experienced increased profitability across all of our reporting segments resulting from our ability to leverage our existing cost structure to support our revenue growth. Operating income for both 2009 and 2008 includes a number of significant items. 2009 operating income includes an additional $23.1 million associated with performance-based incentive programs resulting from plan outperformance of 2009 operating targets; $16.4 million of pretax charges related to the fair value of remaining lease obligations for space that was vacated within Culinary Arts, Health Education, Art & Design, University and Transitional Schools; and a $2.5 million asset impairment charge offset by the receipt of a $12.0 million termination payment. 2008 operating income includes $8.9 million of asset impairment charges, $7.4 million in severance and stay bonus expense, $6.0 million in lease exit costs, $5.6 million for the fair value of remaining lease obligations for vacated space and $6.3 million of net expense associated with legal settlements. Excluding these significant items in both 2009 and 2008, 2009 operating income increased 77% as compared to 2008.

Provision for Income Taxes

Our consolidated effective income tax rate for continuing operations was 35.1% for the year ended December 31, 2009 and 30.0% for the year ended December 31, 2008. The increase in our effective tax rate from the prior year was primarily due to the recording of a valuation allowance on the net operating losses of a foreign subsidiary, less non-profit income as a percentage of pretax income and a permanent tax benefit on the sale of a foreign entity in the prior year. In addition, the current year results include lower levels of tax-exempt interest as a percentage of pretax income. Finally, the prior year’s tax rate includes a higher level of reduction of tax reserves due to the expiration of the statute of limitations on international tax matters and the closing of a state income tax audit.

Loss from Discontinued Operations

The following campuses are reflected in discontinued operations for both current and prior period financial results: Brooks College – Sunnyvale and Long Beach, CA; International Academy of Design and Technology – Pittsburgh, PA (“IADT – Pittsburgh”); International Academy of Design and Technology – Toronto, Canada (“IADT – Toronto”); McIntosh College – Dover, NH; Lehigh Valley College – Center Valley, PA; and five of our Gibbs locations including Piscataway and Livingston, NJ, New York, NY, Norwalk, CT, and Norristown, PA. These campuses have ceased operations or have been sold. As the last campus within Transitional Schools ceases operations by the end of the fourth quarter 2010, we will reclassify its results of operations for all periods presented to discontinued operations. See Note 4 “Discontinued Operations” of the notes to our consolidated financial statements for further discussion of our discontinued operations.

Year Ended December 31, 2008 as Compared to the Year Ended December 31, 2007

Revenue

Total revenue decreased $7.5 million or 0.5% as compared to 2007. The overall decrease in revenue is primarily attributable to year-over-year declines in Culinary Arts, Art & Design and Transitional Schools, partially offset by increases in International and Health Education. Culinary Arts and Art & Design’s student populations declined in 2008 as compared to the prior year due in part to the loss of third-party student loan financing for certain students. This reduction in student populations resulted in lower revenue in 2008. International’s increased revenue as compared to the prior year can be attributed to strong student population growth, $5.7 million of favorable foreign currency exchange rates and $3.3 million of additional revenue in 2008 related to the acquisition of Istituto Marangoni at the end of January 2007. Health Education’s revenues increased as compared to the prior year due to strong growth in student populations and increased new student starts.

Educational Services and Facilities Expense

Educational services and facilities expense increased $19.5 million as compared to the prior year. During 2008, we took steps to optimize our real estate footprint and as a result, 2008 expense included $14.5 million in pretax charges, including $6.0 million related to lease termination expense and $5.6 million for the fair value of remaining lease obligations for vacated space in our Culinary Arts, Art & Design and University segments as well as $2.9 million pretax expense for severance and stay bonuses associated with our decision to teach out certain campuses and our efforts to reduce redundancies within our organization. In addition, academic costs increased as compared to the prior year to support the revenue growth within Health Education and International. International expenses were also negatively impacted by effects of foreign currency exchange rates.

General and Administrative Expense

General and administrative expense decreased $3.2 million as compared to the prior year. 2008 general and administrative expenses included $6.3 million net expense associated with the settlement of certain legal matters and $4.5 million in severance and stay bonuses associated with our decision to teach out certain campuses and our efforts to reduce redundancies within our organization. 2007 general and administrative expenses included approximately $14.8 million related to the settlement of certain legal matters.

Bad debt expense incurred by each of our reportable segments during the years ended December 31, 2008 and 2007 was as follows:

	For the Year Ended December 31,
	2008	As a % of Segment Revenue	2007	As a % of Segment Revenue
	(Dollars in thousands)
Bad debt expense by segment:
University	$12,722	1.8%	$15,363	2.2%
Culinary Arts	14,297	4.4%	11,839	3.2%
Health Education	8,592	3.4%	10,805	4.8%
Art & Design	7,035	2.7%	4,131	1.5%
International	643	0.6%	334	0.4%
Transitional Schools	100	1.0%	18	0.1%

Subtotal	43,389	2.6%	42,490	2.5%
Corporate and other	(312)	N/A	139	N/A

Total bad debt expense	$43,077	2.6%	$42,629	2.6%

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

Goodwill and Asset Impairment

During 2008, we recorded approximately $8.9 million in asset impairment charges, including a $2.1 million asset impairment charge related to the reduction of asset carrying values related to our AIU – Los Angeles campus, a noncash charge of $4.8 million related to write-offs due to the close of facilities within Culinary Arts and a $2.0 million noncash write-off of a trade name in Health Education. During 2007, we recorded approximately $5.6 million in asset impairment charges related to the reduction in asset carrying values for certain campuses within Health Education.

Operating Income

Operating income decreased $25.2 million, or 18.8%, as compared to the prior year, as revenue declined. Operating income for both 2008 and 2007 included a number of significant items. Operating income for 2008 included $34.2 million in pretax charges, including $8.9 million of asset impairment charges, $7.4 million in severance and stay bonus expense and $6.3 million of net expense associated with legal settlements, $6.0 million related to lease termination expense and $5.6 million for the fair value of remaining lease obligations for vacated space. 2007 operating income included $5.6 million in asset impairment charges and $14.8 million in expenses associated with legal settlements.

Provision for Income Taxes

Our consolidated effective income tax rate for continuing operations was 30.0% for the year ended December 31, 2008 and 31.7% for the year ended December 31, 2007. The decline in our effective income tax rate as compared to the prior year was primarily due to the recognition of a permanent tax benefit on the sale of a foreign entity, a higher percentage of our income from continuing operations resulting from certain operations in Europe that operate on a not-for-profit basis and the reduction of tax reserves due to the expiration of the statute of limitations on international tax matters and the closing of a state income tax audit. We identify items that are not normal and recurring in nature and treat these as discrete events. The tax effect of discrete items is booked entirely in the period in which the discrete event occurs. Additionally, tax legislation and tax examinations in the jurisdictions in which we do business may change our effective tax rate in future periods. While such changes cannot be predicted, if they occur, the impact on our tax assets, obligations and liquidity will need to be measured and recognized in the financial statements.

SEGMENT RESULTS

The following tables set forth unaudited historical segment results for the periods presented. Results for the prior years have been reclassified to be comparable to the current year presentation.

	For the Year Ended December 31,
	REVENUE
	2009	2008	2007	2009 vs 2008 % Change	2008 vs 2007 % Change
	(Dollars in thousands)
University	$811,420	$702,347	$703,639	15.5%	-0.2%
Culinary Arts	332,236	328,313	365,789	1.2%	-10.2%
Health Education	306,286	249,171	225,335	22.9%	10.6%
Art & Design	263,179	263,715	275,392	-0.2%	-4.2%
International	121,188	107,558	81,907	12.7%	31.3%
Transitional Schools	2,838	9,629	16,065	-70.5%	-40.1%

Subtotal	1,837,147	1,660,733	1,668,127	10.6%	-0.4%
Corporate and other	(512)	9	147

Total	$1,836,635	$1,660,742	$1,668,274	10.6%	-0.5%

	For the Year Ended December 31,
	OPERATING INCOME (LOSS)			OPERATING MARGIN (LOSS)
	2009	2008	2007	2009	2008	2007
	(Dollars in thousands)
University	$177,727	$122,757	$102,371	21.9%	17.5%	14.5%
Culinary Arts	18,486	(5,908)	49,133	5.6%	-1.8%	13.4%
Health Education	55,171	20,646	692	18.0%	8.3%	0.3%
Art & Design	32,599	28,057	32,499	12.4%	10.6%	11.8%
International	18,853	18,856	12,981	15.6%	17.5%	15.8%
Transitional Schools	(10,051)	(5,928)	(11,389)	N/A	-61.6%	-70.9%

Subtotal	292,785	178,480	186,287	15.9%	10.7%	11.2%
Corporate and other	(70,181)	(69,816)	(52,407)

Total	$222,604	$108,664	$133,880	12.1%	6.5%	8.0%

	For the year ended December 31,
	NEW STUDENT STARTS
				% Change
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
University	61,900	55,500	52,200	12%	6%
AIU	28,000	26,500	25,800	6%	3%
Online	24,600	23,400	22,500	5%	4%
On-ground	3,400	3,100	3,300	10%	-6%
CTU	32,600	27,800	25,100	17%	11%
Online	28,500	24,100	21,800	18%	11%
On-ground	4,100	3,700	3,300	11%	12%
Briarcliffe	1,300	1,200	1,300	8%	-8%
Culinary Arts	14,000	10,000	11,700	40%	-15%
On-ground	13,800	10,000	11,700	38%	-15%
Online	200	—	—	N/A	N/A
Health Education	24,800	19,200	17,200	29%	12%
Art & Design	9,700	9,000	9,300	8%	-3%
On-ground	8,100	7,800	8,900	4%	-12%
Online	1,600	1,200	400	33%	200%
International	8,100	7,500	6,500	8%	15%

Subtotal	118,500	101,200	96,900	17%	4%
Transitional Schools	—	100	400	-100%	-75%

Total new student starts	118,500	101,300	97,300	17%	4%

Year Ended December 31, 2009 as Compared to the Year Ended December 31, 2008

University’s operating results for the years ended December 31, 2009 and 2008 are as follows:

	Revenue			Operating Income (Loss)		Operating Margin (Loss)
	2009	2008	% Change	2009	2008	2009	2008
	(Dollars in thousands)
AIU	$409,043	$374,699	9.2%	$90,672	$59,152	22.2%	15.8%
Online	336,487	298,281	12.8%	103,339	72,844	30.7%	24.4%
On-ground	72,556	76,418	-5.1%	(12,667)	(13,692)	-17.5%	-17.9%
CTU	368,621	294,409	25.2%	86,017	62,719	23.3%	21.3%
Online	305,280	240,652	26.9%	87,894	63,311	28.8%	26.3%
On-ground	63,341	53,757	17.8%	(1,877)	(592)	-3.0%	-1.1%
Briarcliffe	33,756	33,239	1.6%	1,038	886	3.1%	2.7%

Total University	$811,420	$702,347	15.5%	$177,727	$122,757	21.9%	17.5%

University. Current year revenue increased $109.1 million, or 15.5%, as compared to the prior year primarily due to revenue growth in University’s Online platforms. An increase in new student starts of approximately 12% combined with strong student retention drove an increase of approximately 23% in student population as compared to the prior year.

Current year operating income increased by $55.0 million, or 44.8%, as compared to the prior year as increases in revenue more than offset higher levels of advertising expended to continue to support the institutions. Current year operating income also included approximately $4.7 million in pretax charges related to the remaining lease obligations for certain facilities.

Culinary Arts. Current year revenue increased $3.9 million, or 1.2%, as compared to the prior year. This increase was due to an increase in student population resulting from the introduction of a 21-month Culinary program in the first quarter 2009 along with the continued offering of extended payment plans to assist our students in financing their education. These actions, along with the addition of two campuses that opened after the first quarter 2008, contributed to the 40% increase in new student starts as compared to the prior year. Student retention rates improved as compared to the prior year, as we continue to focus on ensuring student success.

Culinary Arts’ current year operating income increased $24.4 million as compared to the prior year. The prior year operating loss included $15.2 million in lease exit and related asset impairment pretax charges associated with the exit of a dormitory and other facility and a $7.6 million pretax charge associated with the settlement of certain legal matters. Excluding these significant items in the prior year, Culinary’s operating income increased approximately $1.6 million over the prior year. Reductions in administrative expenses and higher revenue were offset by higher bad debt expense as student receivable balances increased for those students utilizing extended payment plans to finance their education.

During the third quarter 2009, the Company acquired the rights to the Le Cordon Bleu brand in the education and services field for the U.S. and Canada. We acquired the rights to further our execution of our strategic plan, as it solidifies a core asset essential to the future growth of our Culinary Arts segment. The purchase price of the acquired rights consisted of $25.0 million in cash, 3.0 million shares of CEC common stock valued at $71.3 million, and a 30-month earnout payment based upon Culinary Arts tuition fee revenue estimated at $43.0 million. The acquisition is expected to result in annual operating expense savings of approximately $15.0 million to $20.0 million from the elimination of royalty payments from the effective date of the agreement.

Health Education. Current year revenue increased $57.1 million, or 22.9%, as compared to the prior year due to an increase in student population resulting from a 29% increase in new student starts, as well as a strong carry-in student population from the fourth quarter 2008. Health Education’s current year revenue is also benefitted from strong student retention.

Health Education increased its operating income by $34.5 million, over 167%, as compared to the prior year and profit margin grew from 8.3% to 18.0%. Health Education continued its focus on increasing productivity and operating leverage across its campuses. Seven new campuses were started within Health Education in 2009, with two of these campuses being conversions of existing Transitional Schools which were expected to close in 2009. Prior year operating income included a $2.0 million intangible asset impairment charge for the write-off of the Western School of Health & Business Careers’ trade name. Excluding start-up campuses, Health Education increased its operating margin by $43.0 million, over 193%, as compared to prior year and the operating margin grew from 9.2% to 21.6%.

Art & Design. Current year revenue remained consistent as compared to the prior year. A shift in calendars contributed approximately $6.9 million of additional revenue to the current year, which was offset by a decline in revenue per student resulting from students taking fewer credits per term as compared to the prior year.

Art & Design’s current year operating income increased $4.5 million, or 16.2%, as compared to the prior year driven by the lower operating expenses, which more than offset an increase in advertising expense. Admissions, administrative and academics expenses decreased as compared to the prior year as a result of the introduction of standard staffing models at the end of 2008.

International. Current year revenue increased $13.6 million, or 12.7%, as compared to the prior year driven by an 8% increase in new student starts over the prior year. Excluding a $7.3 million unfavorable impact of foreign currency exchange rates, revenues would have increased 19.4%.

Operating income remained stable as compared to the prior year, as the increase in revenue was more than offset by higher operating expenses. Current year operating income included a $3.0 million pretax charge resulting from the correction of an error in prior periods attributed to accounting for the differences between local accounting policies and U.S. generally accepted accounting principles. Current year operating income also includes approximately $1.2 million related to unfavorable foreign currency exchange rates.

Transitional Schools. Current year revenue declined as compared to the prior year due to the school no longer enrolling students. We expect revenue to continue to decline as AIU – Los Angeles, CA continues to wind down its operations. Operating loss within Transitional Schools increased as compared to the prior year due to the current year including a $5.3 million pretax charge for the fair value of remaining lease obligations for vacated space.

Corporate and other. This category includes costs that are incurred on behalf of the entire company, including costs attributable to legal, finance, human resources, marketing and certain centralized activities related to student financing, including financial aid processing, student account posting and collections. We allocate a portion of these expenses to our strategic business units based upon a percentage of revenue. Corporate and other costs remained relatively consistent as compared to the prior year as higher revenue within the strategic business units drove a higher allocation of costs from Corporate and other to the SBU’s. Current year expense includes an additional $12.4 million associated with performance-based incentive programs resulting from plan outperformance of 2009 operating targets which was offset by the receipt of $12.0 million related to the termination of certain insurance policies.

Year Ended December 31, 2008 as Compared to the Year Ended December 31, 2007

University’s operating results for the years ended December 31, 2008 and 2007 are as follows:

	Revenue			Operating Income (Loss)		Operating Margin (Loss)
	2008	2007	% Change	2008	2007	2008	2007
	(Dollars in thousands)
AIU	$374,699	$399,720	-6.3%	$59,152	$58,084	15.8%	14.5%
Online	298,281	311,322	-4.2%	72,844	74,252	24.4%	23.9%
On-ground	76,418	88,398	-13.6%	(13,692)	(16,168)	-17.9%	-18.3%
CTU	294,409	266,964	10.3%	62,719	44,172	21.3%	16.5%
Online	240,652	216,432	11.2%	63,311	44,019	26.3%	20.3%
On-ground	53,757	50,532	6.4%	(592)	153	-1.1%	0.3%
Briarcliffe	33,239	36,955	-10.1%	886	115	2.7%	0.3%

Total University	$702,347	$703,639	-0.2%	$122,757	$102,371	17.5%	14.5%

University. Current year revenue was down slightly compared to the prior year as growth in University’s online platforms was offset by declines in the on-ground universities. Average revenue per student declined as compared to the prior year primarily due to growth in the student population in the University’s fully-online associate degree programs, which maintain lower tuition rates than bachelor’s degree and master’s degree programs. This decline was partially offset by increases in student population and revenue in CTU’s online and on-ground platforms.

Current year operating income increased by $20.4 million, or 19.9%, as compared to the prior year. Operating profit margin improved both within our on-ground and online platforms. The operating income improvement as compared to the prior year is primarily due to a reduction in admissions expense resulting from actions taken to improve productivity within our admissions process.

Culinary Arts. Current year revenue declined $37.5 million, or 10.2%, as compared to the prior year primarily due to a decrease in average student population primarily due to the loss of third-party student loan financing for certain students. 2008 starts were down 15% as compared to the prior year. The introduction of our extended payment plans during the second quarter 2008 along with the increased Title IV funding led to increases in student starts in the fourth quarter of 2008; however, this improvement was not enough to overcome the shortfalls experienced earlier in the year.

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

Health Education. Current year revenue increased $23.8 million, or 10.6%, due to strong growth in student population of 13% associated with increased student starts of 12%, as compared to the prior year. Health Education’s current year revenue is also benefiting from a decrease in student attrition and improved completion rates of programmatic studies.

Health Education increased its operating income by $20.0 million and expanded its operating margin by 800 basis points as compared to the prior year. The increase was driven by increased revenue and lower administration costs, as well as lower bad debt expense. Health Education continued to focus its efforts in 2008 on improving productivity and operating leverage. Bad debt expense declined due to improved collection efforts at the school level. The 2008 operating income includes a $2.0 million intangible asset impairment charge as a result of changing the name of two of our campuses from Western School of Health and Business Careers to Sanford-Brown Institute. 2007 operating income includes $5.6 million of asset impairment charges recorded for several campuses that were previously held for sale, as well as a $6.5 million charge related to the settlement of a legal matter.

Art & Design. Current year revenue declined $11.7 million, or 4.2%, as compared to the prior year due to a reduction in student starts and related population. Lower student starts related to the elimination of third-party student loan financing for certain prospective students and a higher level of attrition in the current year as compared to the prior year account for the decreases. These impacts are being partially offset by the growth in revenue of the newer campuses, IADT Sacramento – Sacramento, CA, IADT San Antonio – San Antonio, TX and the fully-online campus of IADT. Excluding the positive revenue impact of these three campuses, Art & Design revenue would have been down approximately 10% as compared to the prior year.

Art & Design’s current year decline in operating income of $4.4 million, or 13.7%, as compared to the prior year was driven by lower revenue and increased bad debt expense as compared to the prior year. More students within Art & Design are utilizing extended payment plans to help fund their education. The estimated bad debt expense related to these extended payment plans is higher than for other funding sources, and as a result, bad debt expense as a percentage of revenue increased over the prior year. The prior year operating income also included a $4.1 million charge related to the settlement of a legal matter.

International. Current year revenue increased $25.7 million, or 31.3%, as compared to the prior year. The increase in revenue as compared to the prior year is driven by strong student population growth. Additionally, the current year revenue includes approximately $5.7 million due to favorable foreign currency exchange rates and $3.3 million of additional revenue in the first quarter 2008 as compared to the prior year period due to the acquisition of Istituto Marangoni at the end of January 2007.

Operating income increased $5.9 million, or 45.3%, as compared to the prior year. Higher utilization of facilities and faculty members contributed to the operating income and margin expansion as compared to the prior year. Current year operating income also includes approximately $1.0 million related to favorable foreign currency exchange rates.

Transitional Schools. Current year revenue declined as compared to the prior year due to the school no longer enrolling students. 2008 operating loss includes $2.1 million of asset impairment charges. 2007 operating loss includes $4.2 million related to legal settlements.

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

Revenue Recognition

Our revenue is derived primarily from academic programs taught to students who attend our schools. We generally segregate our revenue into two categories: (1) tuition and registration fees and (2) other. Tuition and registration fees represent costs to our students for educational services provided by our schools. We generally bill a student for a one-time registration fee at the beginning of the student’s program and we recognize the registration fee revenue on a straight-line basis over that program period, which includes any applicable externship period. We generally bill student tuition fees at the beginning of each academic term, and we recognize the tuition fees as revenue on a straight-line basis over either the academic term or program period, which includes any applicable externship period. The tuition fees earnings method is determined by the type of program a student is enrolled in. Typically, schools that offer our Culinary Arts and some of our allied health programs earn tuition fees over the entire course of the program while the remainder of our schools earn tuition fees over each academic term. The portion of tuition and registration fees payments received from students but not earned is recorded as deferred tuition revenue and reflected as a current liability on our consolidated balance sheet, as such amounts represent revenue that we expect to earn within the next year. If a student withdraws from one of our schools prior to the completion of the academic term or program period, we refund the portion of tuition and registration fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain.

Our schools’ academic year is generally at least 30 weeks in length but varies both by school and program of study and is divided by academic terms or payment periods. Academic terms or payment periods are determined by regulatory requirements mandated by the federal government and /or appropriate accrediting body, which also vary by school and program. Academic terms are determined by start dates, which also vary by school and program. Our schools charge tuition at varying amounts, depending on the school, the type of program and specific curriculum. Our students finance costs through a variety of funding sources, including, among others, federal loan and grant programs, school payment plans, private loans and grants, private and institutional scholarships, and cash payments.

Other revenue consists of, among other things, bookstore sales, student laptop computer sales, dormitory revenue, restaurant revenue, and cafeteria revenue. Revenue derived from dormitory and cafeteria services is generally billed to a student at the beginning of an academic term and is recognized on a straight-line basis over the term of a student’s dormitory and cafeteria use. Other dormitory and cafeteria revenue, as well as student laptop computer sales, bookstore sales, and restaurant revenue, is billed and recognized as services are performed or goods are delivered.

Certain of our schools bill students a single charge that covers tuition and required program materials, such as textbooks and supplies. Such billings, which we treat as a single accounting unit, are recognized as tuition and registration fee revenue on a straight-line basis over the applicable academic term or program period.

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

A one percentage point change in our allowance for doubtful accounts as a percentage of gross student receivables from continuing operations as of December 31, 2009, would have resulted in a change in income from continuing operations of $1.3 million during the year then ended.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of cost over fair market value of identifiable net assets acquired through business purchases. In accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 350 – Intangibles-Goodwill and Other, we review goodwill and indefinite-lived intangible assets for impairment on at least an annual basis by applying a fair-value-based test. In evaluating the recoverability of the carrying value of goodwill and other indefinite-lived intangible assets, we must make assumptions regarding the fair value of our reporting units, as defined under FASB ASC Topic 350. If our fair value estimates or related assumptions change in the future, we may be required to record impairment charges related to goodwill and other indefinite-lived intangible assets.

In performing our annual review of goodwill balances for impairment, we estimate the fair value of each of our reporting units based primarily on projected future operating results and cash flows and other assumptions. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically projected operating results and cash flows have not always been achieved. The failure of one of our reporting units to achieve projected operating results and cash flows in the near term or long term may reduce the estimated fair value of the reporting unit below its carrying value and result in the recognition of a goodwill impairment charge. We monitor the operating results and cash flows of our reporting units on a quarterly basis for signs of possible declines in estimated fair value and goodwill impairment. See Note 8 “Goodwill and Other Intangible Assets” of the notes to our consolidated financial statements for further discussion of goodwill impairment considerations and related charges we recognized during the year ended December 31, 2009.

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

In evaluating the recoverability of long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the estimated fair value of such assets. If our fair value estimates or related assumptions change in the future, we may be required to record impairment charges related to long-lived assets and definite-lived intangible assets. See Note 7 “Property and Equipment” of the notes to our consolidated financial statements for further discussion of long-lived asset impairment considerations and related charges we recognized during the year ended December 31, 2009.

Income Taxes

We account for income taxes in accordance with FASB ASC Topic 740 – Income Taxes. This requires the recognition of deferred income taxes based upon the tax consequences of temporary differences between financial reporting and income tax reporting by applying enacted statutory income tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Topic 740 also requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred income tax asset will not be realized.

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

FASB ASC Topic 740 further clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The initial application of this guidance to our tax positions had no effect on our stockholders’ equity.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

As of December 31, 2009, cash, cash equivalents, and short-term investments totaled $484.9 million. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We finance our operating activities and our organic growth primarily through cash generated from operations. We finance acquisitions primarily through funding from credit facility borrowings and cash generated from operations. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, and lease commitments through at least the next 12 months primarily with cash generated by operations, existing cash balances, and, if necessary, borrowings under our existing credit agreement.

The ED requires that Title IV Program funds collected in advance of student billings be kept in a separate cash account until students are billed for the portion of their program related to those Title IV Program funds. The ED further requires that Title IV Program funds be disbursed to students within three business days of receipt. We do not recognize restricted cash balances on our consolidated balance sheet until all restrictions have lapsed with respect to those balances. As of December 31, 2009 and 2008, the amount of restricted cash balances recorded in separate cash accounts was not significant. Also included in cash and cash equivalents within our consolidated balance sheets are amounts related to certain of our European campuses that are operated as not-for-profit schools. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. The amount of not-for-profit cash and cash equivalents with restrictions was $49.9 million and $48.8 million at December 31, 2009 and December 31, 2008, respectively. Restrictions on these cash balances have not affected, nor do we believe that such restrictions will affect, our ability to fund our daily operations.

Sources and Uses of Cash

Operating Cash Flows

During the years ended December 31, 2009 and 2008, net cash flows provided by operating activities totaled $288.3 million and $186.7 million, respectively.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students finance tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, school payment plans, private and institutional scholarships and cash payments. The following table summarizes our U.S. schools’ cash receipts from tuition payments by fund source as a percentage of total tuition payments received for the years ended December 31, 2009, 2008 and 2007. The percentages reflected therein were determined based upon our U.S. schools’ cash receipts for the 12-month period ended December 31.

	For the Year Ended December 31,
	2009	2008	2007
Title IV Program funding
Stafford Loans	56.3%	50.4%	44.1%
Grants	18.8%	13.8%	11.5%
PLUS Loans	5.0%	5.0%	7.1%

Total Title IV Program funding	80.1%	69.2%	62.7%

Private loans	2.1%	10.0%	17.6%
Scholarships, grants and other	4.5%	4.3%	3.7%
Cash payments	13.3%	16.5%	16.0%

Total tuition receipts	100.0%	100.0%	100.0%

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

Our primary uses of cash to support our operating activities include, among other things, cash paid to employees for services, to vendors for products and services, to lessors for rents and operating costs related to leased facilities, to suppliers for textbooks and other school supplies, and to federal, state, and local governments for income and other taxes.

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

Investing Cash Flows

During the years ended December 31, 2009 and 2008, net cash flows used in investing activities totaled $49.3 million and $150.8 million, respectively. The decrease in the cash outflows attributed to investing activities was primarily driven by a higher level of stock repurchase activity in 2009, which was funded by the sale of available-for-sale investments and operating cash flows. During 2009, we repurchased 9.0 million of our common stock for approximately $200.0 million as compared to 1.0 million shares of common stock being repurchased in 2008 for approximately $13.8 million.

Capital Expenditures. Capital expenditures increased $20.2 million, or 37.6%, from $53.9 million during the year ended December 31, 2008, to $74.1 million during the year ended December 31, 2009. Capital expenditures represented 4.0% and 3.1%, respectively, of total revenue from continuing and discontinued operations during the years ended December 31, 2009 and 2008, respectively. Capital expenditures increased in 2009 to support the opening of eight new campuses.

Acquisition of Le Cordon Bleu Tradename. Effective August 31, 2009, we acquired the outright rights to the Le Cordon Bleu brand in the education services field for the U.S. and Canada. The purchase price for the brand rights consisted of $25.0 million in cash funded from operations, 3.0 million shares of CEC common stock valued at $71.3 million as of the closing date and an estimated $43.0 million of earnout payments over a remaining 26-month period as of December 31, 2009. As of December 31, 2009, we have made approximately $1.3 million in earnout payments.

Acquisition of Istituto Marangoni. On January 25, 2007, we acquired 100% of the issued and outstanding stock of Istituto Marangoni for approximately $37.2 million, excluding acquired cash balances of approximately $6.9 million. The purchase price was funded with cash generated from operating activities.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash inflow of $51.2 million and a net cash outflow of $97.3 million during the years ended December 31, 2009 and 2008, respectively.

Financing Cash Flows

During the years ended December 31, 2009 and 2008, net cash flows used in financing activities totaled $199.2 million and $21.0 million, respectively.

Credit Agreement. As of December 31, 2009, we had no outstanding debt under our U.S. Credit Agreement and letters of credit totaling approximately $10.1 million. The credit availability under our U.S. Credit Agreement as of December 31, 2009 was $174.9 million. See Note 9 “Credit Agreements” of the notes to our consolidated financial statements for additional discussion of our outstanding credit agreement.

Repurchases of Stock. During the year ended December 31, 2009, we repurchased approximately 9.0 million shares of our common stock for approximately $200.0 million at an average price of $22.23 per share. During the year ended December 31, 2008, we repurchased approximately 1.0 million shares of our common stock for approximately $13.8 million at an average price of $13.84 per share. Repurchases of stock during 2009 and 2008 were funded by cash generated from operating activities and the sale of available-for-sale investments.

As of December 31, 2009, approximately $195.5 million was available under the program to repurchase outstanding shares of our common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

On December 14, 2009, we entered into a stock repurchase plan established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “1934 Act”), in connection with our previously authorized stock repurchase program. A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be unable to do so under the 1934 Act’s insider trading rules. This stock repurchase plan facilitated purchases of our common shares under our previously authorized stock repurchase program. Purchases of common stock under this plan were subject to specified parameters and certain price and volume restraints as established in the plan. As of January 31, 2010, our designated broker repurchased on our behalf an additional 1.7 million shares of our common stock for $40.0 million at an average price of $23.49 per share under this plan. As a result, approximately $155.5 million was available under our previously authorized stock repurchase program to repurchase outstanding shares of our common stock as of January 31, 2010.

On February 16, 2010, the Board of Directors authorized the use of an additional $250.0 million to repurchase outstanding shares of its common stock under the company’s stock repurchase program. This is in addition to the $155.5 million still available under our previously authorized stock repurchase program, bringing the amount available under our authorized stock repurchase program to $405.5 million. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on factors including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Contractual Obligations

As of December 31, 2009, future minimum cash payments due under contractual obligations, including, among others, non-cancelable operating and capital lease agreements, and other long-term arrangements, were as follows:

	2010	2011	2012	2013	2014	2015 & Thereafter	Total
	(Dollars in thousands)
Operating lease obligations	$131,673	$117,590	$108,695	$104,641	$95,759	$275,045	$833,403
Capital lease obligations(1)	892	953	1,063	234	—	—	3,142

Total contractual cash obligations(2)	$132,565	$118,543	$109,758	$104,875	$95,759	$275,045	$836,545

(1)	The capital lease obligations include both the future principal payment amount as well as an amount calculated for expected future interest payments.
(2)	Due to uncertainty regarding the completion of tax audits and possible outcomes, we do not know the timing of when our obligations related to unrecognized tax benefits will occur, if at all. See Note 12 “Income Taxes” of the notes to our consolidated financial statements for additional detail.

On August 31, 2009, we acquired all rights to the Le Cordon Bleu brand in the educational services field for the U.S. and Canada. A portion of the purchase price consists of a 30-month earnout payment based upon Culinary Arts tuition fee revenue estimated at $43.0 million. As of December 31, 2009, $41.7 million of the earnout remained outstanding. Future adjustment to the earnout may be warranted as the actual tuition fee revenue may vary from the current estimate.

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

Effective January 19, 2010, we entered into a real estate lease for our corporate headquarters and administrative facilities for both our AIU Online and CTU Online campuses in Schaumburg, Illinois. We will be consolidating our headquarters facilities from the current five buildings to a single building. We will reduce our total headquarters footprint by 0.13 million square feet which we believe will maximize efficiencies and reduce overhead expenses. The lease for this new location results in a $48.1 million real estate obligation through 2022. In addition, we intend to make capital improvements to the new headquarters totaling approximately $52.0 million over the next two years, with the majority of the investment expected in 2010. As a result of the real estate consolidation, we expect to incur approximately $5.4 million of lease termination costs related to our existing space. These charges are expected to be incurred in the first half of 2010.

Capital Lease Obligations. We have assumed capital lease obligations in connection with certain acquisitions as well as financed certain equipment purchases under capital lease arrangements. As of December 31, 2009, the balance of outstanding capital lease obligations was approximately $3.1 million, which includes accrued interest of approximately $0.1 million.

Off-Balance Sheet Arrangements. As of December 31, 2009, we were not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

Changes in Financial Position—December 31, 2009 compared to December 31, 2008

Selected consolidated balance sheet account changes from December 31, 2008, to December 31, 2009, were as follows:

	As of December 31,
	2009	2008	% Change
	(Dollars in thousands)
Assets
Current Assets:
Total cash and cash equivalents and short-term investments	$484,852	$493,932	-2%
Student receivables, net of allowance for doubtful accounts	57,823	50,829	14%

Non-Current Assets:
Intangible assets, net	178,520	39,904	347%
Student receivables, net of allowance for doubtful accounts	21,455	16,651	29%

Liabilities
Current Liabilities:
Accounts payable	51,108	27,606	85%
Accrued expenses:
Payroll and related benefits	88,439	60,142	47%
Income taxes	17,849	29,225	-39%
Earnout payments	18,009	—	100%
Deferred tuition revenue	184,411	151,158	22%

Non-Current Liabilities:
Liabilities of discontinued operations	62,997	16,404	284%
Earnout payments	23,680	—	100%
Total Stockholders’ Equity	921,524	947,652	-3%

Cash and cash equivalents and short-term investments: The decrease in cash and cash equivalents and investments is due to increases in stock repurchases in 2009 as compared to 2008, partially offset by increased operating cash flows.

Current Assets – Student receivables, net of allowance for doubtful accounts: The increase is mainly attributable to the growth in student population and increased usage of extended payment plans as compared to the prior year. Beginning in 2009, we have classified the long-term portion of our student receivables balances, including the outstanding net recourse loan receivable balances, within the non-current assets section of the consolidated balance sheets. Prior period balances have been reclassified to be comparable with the current presentation.

Non-Current Assets – Intangible assets, net: The $138.6 million increase primarily relates to trade names and is driven by the purchase of the rights to Le Cordon Bleu brand in the U.S. and Canada.

Non-Current Assets – Student receivables, net of allowance for doubtful accounts: Previously, our receivables balances were presented as student receivables, net of allowance for doubtful accounts, within current assets on our consolidated balance sheets. The long-term portion of our student receivables balances, including the outstanding net recourse loan receivable balances, are now included in the non-current assets component of student receivables, net, within our consolidated balance sheets to better reflect the timing of when these receivables become due. The increase is primarily driven by increased usage of extended payment plans.

Accounts Payable: The $23.5 million increase is due to the timing of receipts of certain invoices as well as effective management of our working capital.

Accrued expenses – Payroll and related benefits: The increase in the payroll and related benefits liabilities is primarily due to increases in our performance-based annual cash incentive programs.

Accrued expenses – Income taxes: The $11.4 million decrease is mainly due to payments of federal and state taxes relating to 2008, as well as estimated taxes and state refunds.

Accrued expenses – Earnout payments: The $18.0 million increase is primarily driven by the purchase of the rights to the Le Cordon Bleu North America brand, which includes estimated earnout payments due in the next twelve months or less.

Deferred Tuition Revenue – The increase in deferred tuition revenues is primarily driven by increases in student population.

Non-current liabilities – Liabilities of discontinued operations: The increase in liabilities of discontinued operations is primarily attributable to the closure of campuses in 2009 and the related unused space charges.

Non-current liabilities – Earnout payments: The increase of $23.7 million relates to the purchase of the rights to the Le Cordon Bleu North America brand, which includes estimated deferred payments due in periods that extend further than twelve months.

Total stockholders’ equity – Although retained earnings increased as a result of net income, total stockholders’ equity decreased as the increase in cost of shares in treasury driven by stock repurchases more than offset the decrease in cost of shares in treasury associated with the Le Cordon Bleu North America trade name acquisition.

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

ITEM 6A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We use various techniques to manage our market risk, including, from time to time, the use of derivative financial instruments. We do not use derivative financial instruments for speculative purposes.

Our municipal bond investments are auction rate securities (“ARS”) which generally have stated terms to maturity of greater than one year. We classify investments in ARS on our consolidated balance sheets within other non-current assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continue to accrue interest and are auctioned on a set interval until the auction succeeds, the issuer calls the securities, or they mature. As of December 31, 2009, we have determined these investments are at risk for impairment due to the nature of the liquidity of the market over the past year. As a result, we recorded an unrealized loss reflected within other comprehensive income on our consolidated balance sheet in the fourth quarter 2009 of approximately $0.7 million.

Interest Rate Exposure

Any outstanding borrowings under our credit agreement bear annual interest at variable rates tied to the prime rate and the British Bankers Association LIBOR rate. As of December 31, 2009 and 2008, we had no outstanding borrowings under this agreement.

Our investments and debt instruments are recorded at their fair values as of December 31, 2009 and 2008. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

Foreign Currency Exposure

We are subject to foreign currency exchange exposures arising from current and anticipated transactions denominated in currencies other than the U.S. dollar, and from the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts. Specifically, we are subject to risks associated with fluctuations in the value of the Euro and the British pound vis-à-vis the U.S. dollar. Our investment in our foreign operations as of December 31, 2009, was not significant to our consolidated financial position.

We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in foreign currency exchange rates is not significant.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by Item 7 is contained in Part IV, Item 14 of this Annual Report on Form 10-K.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based upon the evaluation under the framework contained in the COSO Report, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

Ernst & Young LLP, our independent registered public accounting firm, who audited and reported on the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting. This attestation report is included on page 76 of this Annual Report on Form 10-K.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders.

ITEM 10.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders.

The following table provides information as of December 31, 2009, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	(a)		(b)	(c)
	Number of shares to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	3,213,102	(1)	$28.30	7,830,308	(2)
Equity compensation plans not approved by stockholders	200,000	(3)	$19.60	—

Total	3,413,102		$27.79	7,830,308

(1)	Includes outstanding options to purchase shares of our common stock under the Career Education Corporation 1998 Employee Incentive Compensation Plan, 1998 Non-Employee Directors’ Stock Option Plan and 2008 Incentive Compensation Plan.
(2)	Includes shares available for future issuance under the Career Education Corporation 2008 Incentive Compensation Plan and excludes securities reflected in column (a). In addition to stock options, the Career Education Corporation 2008 Incentive Compensation Plan provides for the issuance of stock appreciation rights, restricted stock, deferred stock, stock, dividend equivalents, other stock-based awards, performance awards, or cash incentive awards.
(3)	On August 30, 2002, we issued an option to purchase 200,000 shares of our common stock to Le Cordon Bleu Limited in connection with an amendment to a now terminated license agreement giving us the exclusive right to use the Le Cordon Bleu name in North America. The option was immediately exercisable at an exercise price per share of $19.60 and expires on August 29, 2012. The exercise price of the option represents 90 percent of the average closing sale price of our common stock during the five trading days ended August 29, 2002. The option was issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended. The issuance was made without general solicitation or advertising.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders.

ITEM 13.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2010 Annual Meeting of Stockholders.

PART IV

ITEM 14.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The financial statements listed in the Index to Financial Statements (page 75) are filed as part of this Annual Report.

2.	Financial Statement Schedules

These schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

3.	Exhibits

The exhibits listed in the Index to Exhibits (pages 122 – 125) are filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February 2010.

CAREER EDUCATION CORPORATION

By:	/s/ MICHAEL J. GRAHAM
Michael J. Graham,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY E. MCCULLOUGH Gary E. McCullough	President and Chief Executive Officer (Principal Executive Officer)	February 25, 2010

/s/ MICHAEL J. GRAHAM Michael J. Graham	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2010

/s/ COLLEEN M. O’SULLIVAN Colleen M. O’Sullivan	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2010

/s/ DENNIS H. CHOOKASZIAN Dennis H. Chookaszian	Director	February 25, 2010

/s/ DAVID W. DEVONSHIRE David W. Devonshire	Director	February 25, 2010

/s/ PATRICK W. GROSS Patrick W. Gross	Director	February 25, 2010

/s/ GREGORY L. JACKSON Gregory L. Jackson	Director	February 25, 2010

/s/ THOMAS B. LALLY Thomas B. Lally	Director	February 25, 2010

/s/ STEVEN H. LESNIK Steven H. Lesnik	Chairman of the Board and Director	February 25, 2010

/s/ EDWARD A. SNYDER Edward A. Snyder	Director	February 25, 2010

/s/ LESLIE T. THORNTON Leslie T. Thornton	Director	February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Career Education Corporation

We have audited Career Education Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Career Education Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Career Education Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Career Education Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Career Education Corporation and subsidiaries, and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Career Education Corporation

We have audited the accompanying consolidated balance sheets of Career Education Corporation and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Career Education Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 25, 2010

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$284,473	$242,854
Short-term investments	200,379	251,078

Total cash and cash equivalents and short-term investments	484,852	493,932
Student receivables, net of allowance for doubtful accounts of $34,963 and $26,445 as of December 31, 2009 and 2008, respectively	57,823	50,829
Receivables, other, net	5,256	9,131
Prepaid expenses	41,090	44,150
Inventories	11,271	12,300
Deferred income tax assets, net	12,983	14,081
Other current assets	9,442	9,040
Assets of discontinued operations	6,118	9,582

Total current assets	628,835	643,045

NON-CURRENT ASSETS:
Property and equipment, net	306,279	302,860
Goodwill	377,515	376,072
Intangible assets, net	178,520	39,904
Assets of discontinued operations	24,401	20,872
Student receivables, net of allowance for doubtful accounts of $18,394 and $21,450 as of December 31, 2009 and 2008, respectively	21,455	16,651
Deferred income tax assets, net	3,659	—
Other assets, net	23,178	18,806

TOTAL ASSETS	$1,563,842	$1,418,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of capital lease obligations	$880	$354
Accounts payable	51,108	27,606
Accrued expenses:
Payroll and related benefits	88,439	60,142
Advertising and production costs	21,436	21,504
Income taxes	17,849	29,225
Earnout payments	18,009	—
Other	46,182	45,329
Deferred tuition revenue	184,411	151,158
Liabilities of discontinued operations	13,695	16,359

Total current liabilities	442,009	351,677

NON-CURRENT LIABILITIES:
Capital lease obligations, net of current maturities	2,262	1,889
Deferred rent obligations	91,725	87,344
Deferred income tax liabilities, net	—	887
Liabilities of discontinued operations	62,997	16,404
Earnout payments	23,680	—
Other liabilities	19,124	11,497

Total non-current liabilities	199,788	118,021

SHARE-BASED AWARDS SUBJECT TO REDEMPTION	521	860

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 95,399,192 and 93,306,542 shares issued, 85,785,478 and 89,748,242 shares outstanding as of December 31, 2009 and 2008, respectively	954	933
Additional paid-in capital	244,992	222,523
Accumulated other comprehensive income	8,408	5,774
Retained earnings	889,057	807,500
Cost of 9,613,714 and 3,558,300 shares in treasury as of December 31, 2009 and 2008, respectively	(221,887)	(89,078)

Total stockholders’ equity	921,524	947,652

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,563,842	$1,418,210

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2009	2008	2007
REVENUE:
Tuition and registration fees	$1,762,942	$1,593,579	$1,591,640
Other	73,693	67,163	76,634

Total revenue	1,836,635	1,660,742	1,668,274

OPERATING EXPENSES:
Educational services and facilities	611,748	605,474	585,996
General and administrative	934,131	866,043	869,256
Depreciation and amortization	65,652	71,636	73,532
Goodwill and asset impairment	2,500	8,925	5,610

Total operating expenses	1,614,031	1,552,078	1,534,394

Operating income	222,604	108,664	133,880

OTHER INCOME (EXPENSE):
Interest income	2,372	13,776	18,493
Interest expense	(226)	(868)	(1,183)
Share of affiliate earnings	—	4,665	4,735
Miscellaneous (expense) income	(705)	2,050	840

Total other income	1,441	19,623	22,885

PRETAX INCOME	224,045	128,287	156,765
Provision for income taxes	78,663	38,525	49,726

INCOME FROM CONTINUING OPERATIONS	145,382	89,762	107,039

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(64,163)	(29,620)	(47,486)

NET INCOME	$81,219	$60,142	$59,553

NET INCOME (LOSS) PER SHARE—BASIC:
Income from continuing operations	$1.69	$1.00	$1.14
Loss from discontinued operations	(0.74)	(0.33)	(0.50)

Net income	$0.95	$0.67	$0.64

NET INCOME (LOSS) PER SHARE—DILUTED:
Income from continuing operations	$1.68	$1.00	$1.13
Loss from discontinued operations	(0.74)	(0.33)	(0.50)

Net income	$0.94	$0.67	$0.63

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	85,838	89,810	93,705

Diluted	86,418	90,089	94,407

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Issued Shares	$0.01 Par Value	Purchased Shares	Cost
BALANCE, December 31, 2006	106,924	$1,069	(10,774)	$(366,319)	$666,780	$5,683	$675,188	$982,401
Net income	—	—	—	—	—	—	59,553	59,553
Foreign currency translation gain	—	—	—	—	—	10,784	—	10,784
Unrealized loss on investments	—	—	—	—	—	(163)	—	(163)

Total comprehensive income								70,174

Treasury stock purchased	—	—	(7,410)	(224,264)	—	—	—	(224,264)
Treasury stock retirement	(15,640)	(156)	15,640	515,560	(515,404)	—	—	—
Share-based compensation expense:
Stock option plans	—	—	—	—	10,982	—	—	10,982
Restricted stock award plans	—	—	—	—	3,965	—	—	3,965
Employee stock purchase plan	—	—	—	—	557	—	—	557
Common stock issued under:
Stock option plans	1,539	15	—	—	31,300	—	—	31,315
Employee stock purchase plan	133	2	—	—	3,169	—	—	3,171
Tax benefit of options exercised	—	—	—	—	5,945	—	—	5,945
Adjustment of share-based awards subject to redemption	—	—	—	—	—	—	1,862	1,862

BALANCE, December 31, 2007	92,956	$930	(2,544)	$(75,023)	$207,294	$16,304	$736,603	$886,108

Net income	—	—	—	—	—	—	60,142	60,142
Foreign currency translation loss	—	—	—	—	—	(10,932)	—	(10,932)
Unrealized gain on investments	—	—	—	—	—	402	—	402

Total comprehensive income								49,612

Treasury stock purchased	—	—	(1,000)	(13,842)	—	—	—	(13,842)
Share-based compensation expense:
Stock option plans	—	—	—	—	7,065	—	—	7,065
Restricted stock award plans	—	—	—	—	4,211	—	—	4,211
Employee stock purchase plan	—	—	—	—	246	—	—	246
Common stock issued under:
Stock option plans	139	1	—	—	1,218	—	—	1,219
Restricted stock award plans	31	—	(14)	(213)	—			(213)
Employee stock purchase plan	181	2	—	—	2,018	—	—	2,020
Tax benefit of options exercised	—	—	—	—	471	—	—	471
Adjustment of share-based awards subject to redemption	—	—	—	—	—	—	10,755	10,755

BALANCE, December 31, 2008	93,307	$933	(3,558)	$(89,078)	$222,523	$5,774	$807,500	$947,652

Net income	—	—	—	—	—	—	81,219	81,219
Foreign currency translation gain	—	—	—	—	—	3,807	—	3,807
Unrealized loss on investments	—	—	—	—	—	(1,173)	—	(1,173)

Total comprehensive income								83,853

Treasury stock purchased	—	—	(8,996)	(199,811)	—	—	—	(199,811)
Acquisition of the rights to the Le Cordon Bleu brand			3,000	68,310	2,940			71,250
Share-based compensation expense:
Stock option plans	—	—	—	—	6,384	—	—	6,384
Restricted stock award plans	—	—	—	—	9,760	—	—	9,760
Employee stock purchase plan	—	—	—	—	372	—	—	372
Common stock issued under:
Stock option plans	57	1	—	—	691	—	—	692
Restricted stock award plans	1,925	19	(60)	(1,308)	(19)			(1,308)
Employee stock purchase plan	110	1	—	—	2,104	—	—	2,105
Tax benefit of options exercised	—	—	—	—	237	—	—	237
Adjustment of share-based awards subject to redemption	—	—	—	—	—	—	338	338

BALANCE, December 31, 2009	95,399	$954	(9,614)	$(221,887)	$244,992	$8,408	$889,057	$921,524

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$81,219	$60,142	$59,553
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and asset impairment	2,500	13,600	36,765
Depreciation and amortization expense	67,596	77,688	78,183
Bad debt expense	56,718	44,278	46,619
Compensation expense related to share-based awards	16,516	11,522	15,504
Gain on sale of business	—	(1,555)	—
Loss (gain) on disposition of property and equipment	1,291	573	(124)
Share of affiliate earnings, net of cash received	—	939	(2,791)
Deferred income taxes	(8,702)	(749)	(14,981)
Changes in operating assets and liabilities:
Student receivables, gross	(14,961)	4,689	(37,812)
Allowance for doubtful accounts	(52,000)	(46,935)	(42,713)
Other receivables, net	3,924	1,569	133
Inventories, prepaid expenses, and other current assets	2,730	11,831	6,552
Deposits and other non-current assets	(1,896)	1,015	12,878
Accounts payable	22,507	1,505	(5,840)
Accrued expenses and deferred rent obligations	81,239	9,779	30,253
Deferred tuition revenue	29,570	(3,171)	39,595
Other	—	—	301

Net cash provided by operating activities	288,251	186,720	222,075

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(617,032)	(580,970)	(644,977)
Sales of available-for-sale investments	668,281	483,635	740,108
Purchases of property and equipment	(74,087)	(53,854)	(57,586)
Acquisition of the rights to the Le Cordon Bleu brand	(26,331)	—	—
Business acquisitions, net of acquired cash	—	—	(32,308)
Other	(132)	402	(424)

Net cash (used in) provided by investing activities	(49,301)	(150,787)	4,813

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(201,119)	(14,055)	(224,264)
Issuance of common stock	2,797	3,239	34,486
Tax benefit associated with stock option exercises	237	471	5,945
Payments on revolving loans	—	(10,113)	(1,297)
Payments of capital lease obligations	(1,066)	(590)	(588)

Net cash used in financing activities	(199,151)	(21,048)	(185,718)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	415	(7,732)	6,717

NET INCREASE IN CASH AND CASH EQUIVALENTS	40,214	7,153	47,887
DISCONTINUED OPERATIONS CASH ACTIVITY INCLUDED ABOVE:
Add: Cash balance of discontinued operations, beginning of the year	2,004	26,658	16,247
Less: Cash balance of discontinued operations, end of the year	599	2,004	26,658
CASH AND CASH EQUIVALENTS, beginning of the year	242,854	211,047	173,571

CASH AND CASH EQUIVALENTS, end of the year	$284,473	$242,854	$211,047

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$103	$586	$676
Income taxes paid	$54,908	$24,626	$38,002

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008, and 2007

1. DESCRIPTION OF THE COMPANY

The colleges, schools and universities that are part of the Career Education Corporation (CEC) family offer high-quality education to a diverse student population of over 116,000 students across the world in a variety of career-oriented disciplines. The approximately 90 campuses that serve these students are located throughout the U.S. and in France, Italy, and the United Kingdom, and offer doctoral, master’s, bachelor’s and associate degrees and diploma and certificate programs. Nearly 40% of our students attend the web-based virtual campuses of American InterContinental University, Colorado Technical University, International Academy of Design & Technology and Le Cordon Bleu College of Culinary Arts.

CEC is an industry leader whose brands are recognized globally. Those brands include, among others, American InterContinental University; Brooks Institute; Colorado Technical University; Harrington College of Design; INSEEC Schools; International Academy of Design & Technology; Istituto Marangoni; Le Cordon Bleu North America; and Sanford-Brown Institutes and Colleges. Through our schools, CEC is committed to providing quality education, enabling students to graduate and pursue rewarding careers.

For more information, see CEC’s website at www.careered.com. The website includes a detailed listing of individual campus locations and web links to CEC’s approximately 90 colleges, schools, and universities.

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” and “CEC” refer to Career Education Corporation and our wholly-owned subsidiaries. The terms “school” and “university” refer to an individual, branded, proprietary educational institution, owned by us and includes its campus locations. The term “campus” refers to an individual main or branch campus operated by one of our schools or universities.

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

b. Reclassifications

We completed the teach-out activities during the year ended December 31, 2009 for McIntosh College – Dover, NH, Lehigh Valley College – Center Valley, PA, Gibbs Colleges – Livingston, NJ and Norwalk, CT, and Katharine Gibbs Schools – New York, NY and Norristown, PA. Accordingly, the results of operations for these six campuses are reported within discontinued operations. All current and prior period financial statements and the related notes herein, including segment reporting, have been revised to include the results of operations and financial position of these six campuses as a component of discontinued operations. See Note 4 “Discontinued Operations” of the notes to our consolidated financial statements for further discussion regarding the reclassification of our schools mentioned above.

We also made the decisions during 2009 to convert Gibbs College – Boston, MA, Gibbs College – Farmington, CT, and SBI Cranston – Cranston, RI, into Health Education schools. The schools that we converted were previously scheduled to close in the fourth quarter of 2009, and their results of operations had been reflected within Transitional Schools. As a result of the decision to convert these schools, their results of operations for all periods presented are now reflected within the Health Education segment.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

Our investments in auction rate securities generally have stated terms to maturity of greater than one year. These investments were previously classified as short-term in current assets on our consolidated balance sheets. As a result, we have reclassified our investments in auction rate securities to non-current on our consolidated balance sheets for all periods presented. Due to current market conditions, we do not expect to dispose of these securities within one year. See Note 5 “Cash and Cash Equivalents and Investments” of the notes to our consolidated financial statements for further discussion of our cash and cash equivalents and investments.

Previously, amounts due from students were presented as student receivables, net of allowance for doubtful accounts, within current assets on our consolidated balance sheets. The long-term portion of our student receivables balances, including the outstanding net recourse loan receivable balances for all periods presented, are now included in the non-current assets component of student receivables, net, within our consolidated balance sheets to better reflect the timing of when these receivables become due.

Our 2009 pretax income includes the correction of certain prior period errors that were identified in the third and fourth quarters of 2009. These corrections included additional expense of $3.0 million, or $0.02 per diluted share, related to an analysis of U.S. GAAP adjustments to reconcile statutory accounting records compared to U.S. accounting records. This error was not material to any prior period individually or in the aggregate and therefore was corrected in total in the fourth quarter of 2009. In addition, our 2009 pretax income includes an additional $2.1 million of revenue, or $0.02 per diluted share. The adjustment to revenue resulted from an overstatement of deferred tuition revenue in a prior period whereby such deferred tuition revenue was never recognized by the Company once it had been earned. This error was not material to any prior period individually or in the aggregate and therefore was corrected in total in the third quarter of 2009. Finally, our 2009 pretax income included the correction of prior period errors resulting from the Company’s calculation of the expense associated with vested stock option awards and resulted in a reduction to share-based compensation expense of approximately $1.2 million, or $0.01 per diluted share. Such errors were not material to any prior period individually or in the aggregate and therefore were corrected in total in 2009.

c. Management’s Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reported period. Significant estimates, among others, include the allowance for doubtful accounts, the allocation of purchase price to the fair value of net assets and liabilities acquired in connection with business combinations, the assumptions surrounding sublease income utilized in determining the fair value of remaining lease obligations, fair values used in asset impairment evaluations and the assumptions used in determining the earnout payments for the acquired rights to the Le Cordon Bleu brand. Although these estimates are based upon management’s best knowledge of current events and actions that we may undertake in the future, actual results could differ from these estimates.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

d. Concentration of Credit Risk

We extend unsecured credit to a portion of the students who are enrolled at our schools for tuition and other educational costs. A substantial portion of credit extended to students is repaid through the students’ participation in various federal financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended (“HEA”), which we refer to as “Title IV Programs.” The following table summarizes our U.S. schools’ cash receipts from Title IV Programs as a percentage of total tuition payments received for continued and discontinued operations for the years ended December 31, 2009, 2008 and 2007.

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Total Title IV Program funding	$1,366,185	$1,100,690	$1,019,804
Total domestic tuition receipts	$1,705,898	$1,589,887	$1,627,121
Total Title IV Program funding as a percentage of total domestic tuition receipts	80.1%	69.2%	62.7%

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

f. Fair Value of Financial Instruments

The carrying amounts reported in our consolidated balance sheets for cash and cash equivalents, short-term investments, current portion of student receivables and accounts payable and loans receivable approximate fair value because of the nature of these financial instruments, as they generally have short maturity periods.

The fair value measure of accounting for financial instruments establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Our long term student receivables, net, balances are presented within non-current assets on the consolidated balance sheets. It is not practicable to estimate the fair value of these financial instruments, since observable market data is not readily available.

g. Revenue Recognition

Our revenue is derived primarily from academic programs taught to students who attend our schools. We generally segregate our revenue into two categories: (1) tuition and registration fees and (2) other. Tuition and registration fees represent costs to our students for educational services provided by our schools. We generally bill a student for a one-time registration fee at the beginning of the student’s program and we recognize the registration fee revenue on a straight-line basis over that program period, which includes any applicable externship period. We generally bill student tuition fees at the beginning of each academic term, and we recognize the tuition fees as revenue on a straight-line basis over either the academic term or program period, which includes any applicable externship period. The tuition fees earnings method is determined by the type of program a student is enrolled in. Typically, schools that offer our Culinary Arts and some of our allied health programs earn tuition fees over the entire course of the program while the remainder of our schools earn tuition fees over each academic term. The portion of tuition and registration fees payments received from students but not earned is recorded as deferred tuition revenue and reflected as a current liability on our consolidated balance sheet, as such amounts represent revenue that we expect to earn within the next year. If a student withdraws from one of our schools prior to the completion of the academic term or program period, we refund the portion of tuition and registration fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain.

Our schools’ academic year is generally at least 30 weeks in length but varies both by school and program of study and is divided by academic terms or payment periods. Academic terms or payment periods are determined by regulatory requirements mandated by the federal government and /or appropriate accrediting body, which also vary by school and program. Academic terms are determined by start dates, which also vary by school and program. Our schools charge tuition at varying amounts, depending on the school, the type of program and specific curriculum. Our students finance costs through a variety of funding sources, including, among others, federal loan and grant programs, school payment plans, private loans and grants, private and institutional scholarships, and cash payments.

Other revenue consists of, among other things, bookstore sales, student laptop computer sales, dormitory revenue, restaurant revenue, and cafeteria revenue. Revenue derived from dormitory and cafeteria services is generally billed to a student at the beginning of an academic term and is recognized on a straight-line basis over the term of a student’s dormitory and cafeteria use. Other dormitory and cafeteria revenue, as well as student laptop computer sales, bookstore sales, restaurant revenue, and contract training revenue, is billed and recognized as services are performed or goods are delivered.

Certain of our schools bill students a single charge that covers tuition and required program materials, such as textbooks and supplies. Such billings, which we treat as a single accounting unit, are recognized as tuition and registration fee revenue on a straight-line basis over the applicable academic term or program period.

Our 2009 pretax income includes the correction of a prior period error that was identified during the third quarter of 2009. The correction included the recognition of an additional $2.1 million of revenue, or $0.02 per

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

diluted share. The adjustment to revenue resulted from an overstatement of deferred tuition revenue in a prior period whereby such deferred tuition revenue was never recognized by the Company once it had been earned. This error was not material to any prior period individually or in the aggregate and therefore was corrected in total in the third quarter of 2009.

h. Cash and Cash Equivalents

Cash equivalents include short-term investments with a term to maturity of less than 90 days at the date of purchase.

The ED requires that Title IV Program funds collected in advance of student billings be kept in a separate cash account until the students are billed for the portion of their program related to those Title IV Program funds collected. The ED further requires that Title IV Program funds be disbursed to students within three business days of receipt. We do not recognize restricted cash balances on our consolidated balance sheet until all restrictions have lapsed. As of December 31, 2009 and 2008, the amount of Title IV restricted cash balances held in separate cash accounts was not material.

Included in cash and cash equivalents are amounts related to certain of our European campuses that are not-for-profit schools. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. Restrictions on cash balances have not affected our ability to fund daily operations. See Note 5 “Cash and Cash Equivalents and Investments” of these notes to our consolidated financial statements for further discussion.

i. Discontinued Operations

Discontinued operations are accounted for in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Section 360-10-35 Property, Plant, and Equipment. In accordance with FASB ASC Section 360-10-35, the net assets of discontinued operations are recorded on our consolidated balance sheet at estimated fair value. The results of operations of discontinued operations are segregated from operations and reported separately as discontinued operations in our consolidated statement of operations. See Note 4 “Discontinued Operations” of these notes to our consolidated financial statements for further discussion of our discontinued operations.

j. Investments

Investments, which primarily consist of U.S. Treasury bills, are classified as “available-for-sale” and recorded at fair value. Any unrealized holding gains or temporary unrealized holding losses, net of income tax effects, are reported as a component of accumulated other comprehensive income as a component of stockholders’ equity. Realized gains and losses are computed on the basis of specific identification and are included in miscellaneous income (expense) in our consolidated statement of operations. Our investments in municipal auction rate securities generally have stated terms to maturity of greater than one year. As such, we classify such investments as a component of other assets on our consolidated balance sheet within non-current assets.

k. Inventories

Inventories, consisting principally of program materials, textbooks, food, and supplies, are stated at the lower of cost, determined on a first-in, first-out basis, or market. The cost of inventory is reflected as a component of educational services and facilities expense as the items are used or sold.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

l. Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are recognized using the straight-line method over the estimated useful lives of the related assets for financial reporting purposes and an accelerated method for income tax reporting purposes. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the shorter of the life of the lease or the useful life. Courseware represents the value of acquired curriculum and other tangible academic materials, such as lesson plans and syllabi, used to deliver educational services. Acquired courseware balances are depreciated on a straight-line basis over their useful lives, which are estimated by management based upon, among other things, the expected future utilization period and the nature of the related academic programs. Maintenance, repairs, minor renewals, and betterments are expensed as incurred and major improvements, which extend the useful life of the asset, are capitalized.

m. Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment on an annual basis or when impairment indicators arise by applying a fair-value-based test. In evaluating the recoverability of the carrying value of goodwill and other indefinite-lived intangible assets, we must make assumptions regarding the estimated fair values of our reporting units. Our estimate of the fair value of each of our reporting units is based primarily on projected future operating results and cash flows and other assumptions. The failure of a reporting unit to achieve projected future operating results and cash flows, or adjustments to other valuation assumptions, could change our estimate of reporting unit fair value, in which case we may be required to record an impairment charge related to goodwill and other indefinite-lived intangible assets.

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

o. Contingencies

In accordance with FASB ASC Topic 450 – Contingencies, we accrue for costs associated with certain contingencies, including, but not limited to, settlement of legal proceedings and regulatory compliance matters, when such costs are probable and reasonably estimable. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved.

p. Income Taxes

We account for income taxes in accordance with FASB ASC Topic 740 – Income Taxes. Topic 740 requires the recognition of deferred income tax assets and liabilities based upon the income tax consequences of temporary differences between financial reporting and income tax reporting by applying enacted statutory income tax rates applicable to future years to differences between the financial statement carrying amounts and the income tax basis of existing assets and liabilities. Topic 740 also requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred income tax asset will not be realized.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

FASB ASC Topic 740 further clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The initial application of this guidance to our tax positions had no effect on our financial statements.

q. Deferred Rent Obligations

Certain of the real estate operating lease agreements to which we are party contain rent escalation clauses or lease incentives, such as rent abatements or tenant improvement allowances. Rent escalation clauses and lease incentives are taken into account in determining total rent expense to be recognized during the term of the lease, which begins on the date that we take control of the leased space. Renewal options are taken into account in evaluating the overall term of the lease. In accordance with FASB ASC Topic 840 – Leases, differences between periodic rent expense and periodic cash rental payments, caused primarily by the recognition of rent expense on a straight-line basis and tenant improvement allowances due or received from lessors, are recorded as deferred rent obligations on our consolidated balance sheet.

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

r. Share-Based Compensation

FASB ASC Topic 718 – Compensation-Stock Compensation requires that all share-based payments to employees and non-employee directors, including grants of stock options, shares of restricted stock, and the compensatory elements of employee stock purchase plans, be recognized in the financial statements based on the estimated fair value of the equity or liability instruments issued.

See Note 14 “Share-Based Compensation” of these notes to our consolidated financial statements for further discussion of our share-based compensation plans, the nature of share-based awards issued under the plans, and our accounting for share-based awards.

Our 2009 pretax income included the correction of prior period errors that were identified during the third quarter of 2009. These errors resulted from the Company’s calculation of the expense associated with vested stock option awards and resulted in a reduction to share-based compensation expense of approximately $1.2 million, or $0.01 per diluted share. Such errors were not material to any prior period individually or in the aggregate and therefore were corrected in total in 2009.

s. Foreign Currency Translation

For the years ended December 31, 2009, 2008 and 2007, revenues and expenses related to our foreign-based subsidiaries have been translated into U.S. dollars using average exchange rates during the reporting period, with transaction gains or losses included in net income. The aggregate transaction gains or losses included in net income for the years ended December 31, 2009, 2008, and 2007 were not significant. The assets and liabilities of these subsidiaries have been translated into U.S. dollars using exchange rates in effect at the balance sheet dates, with gains and losses resulting from such translations included in accumulated other comprehensive income. The functional currency of each of our foreign subsidiaries is its local currency.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

t. Educational Services and Facilities Expense

Educational services and facilities expense includes costs directly attributable to the educational activity of our schools, including, among others, salaries and benefits of faculty, academic administrators, and student support personnel, rents on school leases, distance learning costs, certain costs of establishing and maintaining computer laboratories, costs of student housing, owned and leased facility costs, royalty fees paid to Le Cordon Bleu Limited through August 2009 and certain student financing costs. Also, included in educational services and facilities expenses are costs of other goods and services provided by our schools, including costs of textbooks, laptop computers, dormitory services, restaurant services, contract training, cafeteria services, rental services, and print-room services. Costs of such other goods and services for continuing operations, included in educational services and facilities expense in our consolidated statements of operations, were approximately $84.3 million, $81.1 million, and $81.3 million for the years ended December 31, 2009, 2008, and 2007, respectively.

u. Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for continuing operations, which are included in general and administrative expenses in our consolidated statements of operations, were $291.7 million, $248.9 million, and $241.4 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB ASC became the single source of authoritative U.S. GAAP recognized by the FASB to be applied to all nongovernmental entities. The FASB ASC will supersede all existing non-SEC accounting and reporting standards and become the single source of authoritative guidance for U.S. GAAP. The intent of the FASB ASC is not to change U.S. GAAP but instead to provide one authoritative source of U.S. GAAP. The FASB ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Our adoption of the FASB ASC did not have an impact on our consolidated financial statements.

On January 1, 2009, we adopted the most recent authoritative guidance issued by the FASB ASC under Topic 805 – Business Combinations. The published authoritative guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This adoption did not have a material impact on our consolidated financial statements. In an effort to further clarify accounting for business combinations, further guidance under FASB ASC Subtopic 805-20 – Business Combinations – Identifiable Assets and Liabilities and Any Noncontrolling Interest was issued on April 1, 2009. Management has fully considered this guidance and does not believe it has a material impact on our consolidated financial statements.

On January 1, 2009, we adopted the most recent authoritative guidance issued by FASB ASC under Topic 810 – Consolidation – Noncontrolling Interest as amended. The most recent guidance establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Our adoption of the standard did not have a material impact on our consolidated financial statements.

On January 1, 2009, we adopted the most recent authoritative guidance issued by FASB ASC under Topic 350 – Intangibles-Goodwill and Other. The most recent guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

order to improve the consistency between the useful life of a recognized intangible asset under GAAP and the period of expected cash flows used to measure the fair value of the asset in accordance with GAAP. Our adoption of the guidance did not have a material impact on our consolidated financial statements.

On January 1, 2009, we adopted the most recent authoritative guidance issued by FASB ASC under Topic 820 – Fair Value Measurements and Disclosures for our nonfinancial assets and nonfinancial liabilities, including long-lived assets, goodwill and intangible assets. This adoption did not have a material impact on our consolidated financial statements. Furthermore, the authoritative guidance clarifies determination of fair value of a financial asset when the market for that asset is not active and what constitutes an inactive market. Additional guidance is given on measuring the fair value of financial instruments when market activity has decreased and quoted prices may not be determinative of fair value. Management has fully considered this guidance and related update when determining the fair value of our financial assets as of December 31, 2009, and our adoption did not have a material impact on our consolidated financial statements.

On April 9, 2009, we adopted the most recent authoritative guidance issued by FASB ASC under Topic 825 – Financial Instruments. Disclosures related to the fair value of financial instruments to interim periods have been expanded to improve upon the comparability and transparency of financial statements. Additionally, authoritative guidance issued under Topic 320 – Investments – Debt and Equity Securities provides further guidance related to other-than temporary impairment for debt securities by now requiring that an investor must assert that it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost basis to avoid recognizing an other-than-temporary impairment. Management has fully considered this guidance when determining the fair value of our financial assets as of December 31, 2009 and does not believe it has a material impact on our consolidated financial statements.

In the second quarter of 2009, we adopted the most recent authoritative guidance issued by FASB ASC under Topic 855 – Subsequent Events. The authoritative guidance establishes general standards of accounting and disclosure guidelines for events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. Our adoption of the guidance did not have a material impact on our consolidated financial statements.

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

4. DISCONTINUED OPERATIONS

As of December 31, 2009, the results of operations for Brooks College – Sunnyvale and Long Beach, CA, International Academy of Design & Technology – Pittsburgh, PA (“IADT – Pittsburgh”), International Academy of Design & Technology – Toronto, Canada (“IADT – Toronto”), McIntosh College – Dover, NH, Lehigh Valley

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

College – Center Valley, PA and five of the Gibbs locations including Piscataway and Livingston, NJ, New York, NY, Norwalk, CT and Norristown, PA are presented within discontinued operations. The loss from discontinued operations for the year ended December 31, 2009 includes a $60.1 million pretax charge related to recording the estimated fair value of the remaining operating lease obligation, as well as a $15.0 million pretax charge for lease exit costs, for seven of the campuses whose lease terms expire in two to nine years. We expect to incur approximately $7.0 million by the fourth quarter 2010 of future remaining lease obligations upon the closure of our AIU – Los Angeles, CA campus. The results for this campus will be recast as a component of discontinued operations upon the completion of its teach out in 2010.

Results of Discontinued Operations

Combined summary results of operations for our discontinued operations for the years ended December 31, 2009, 2008 and 2007, were as follows:

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Revenue	$9,932	$60,038	$127,460

Loss before income tax	$(99,418)	$(47,521)	$(68,596)
Income tax benefit	(35,255)	(17,901)	(21,110)

Loss from discontinued operations	$(64,163)	$(29,620)	$(47,486)

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our consolidated balance sheets as of December 31, 2009 and 2008 include the following:

	December 31, 2009	December 31, 2008
	(Dollars in thousands)
Assets:
Current assets:
Cash and cash equivalents	$599	$2,004
Receivables, net	242	971
Prepaid expenses	1,813	2,421
Inventories	—	53
Deferred income tax assets	3,462	3,950
Other current assets	2	183

Total current assets	6,118	9,582

Non-current assets:
Property and equipment, net	—	2,111
Deferred income tax assets	21,474	15,850
Other assets, net	2,927	2,911

Total assets of discontinued operations	$30,519	$30,454

Liabilities:
Current Liabilities:
Accounts payable	$173	$941
Accrued payroll and related benefits	1,722	4,165
Accrued expenses	11,756	8,516
Deferred tuition revenue	44	2,737

Total current liabilities	13,695	16,359

Non-current liabilities:
Deferred rent obligations	—	6,462
Remaining lease obligations	62,997	9,942

Total liabilities of discontinued operations	$76,692	$32,763

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

Remaining Lease Obligations

A number of the campuses that have ceased operations in 2008 and 2009 have remaining lease obligations that range from two to nine years. A liability is recorded representing the fair value of the remaining lease obligation at the time in which the space is no longer being utilized. Changes in our future remaining lease obligations, which are reflected within current and non-current liabilities of discontinued operations on our consolidated balance sheet, for our discontinued operations for the years ended December 31, 2009, 2008 and 2007, were as follows:

	Balance, Beginning of Period	Charges Incurred(1)	Net Cash Payments	Other(2)	Balance, End of Period
	(Dollars in thousands)
For the twelve months ended December 31, 2009	$14,468	$75,062	$(25,536)	$6,569	$70,563

For the twelve months ended December 31, 2008	$6,126	$12,930	$(5,115)	$527	$14,468

For the twelve months ended December 31, 2007	$10,778	$(1,220)	$(3,004)	$(428)	$6,126

(1)	Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates, and variances between estimated and actual charges.
(2)	Includes existing deferred rent liability balances for newly vacated spaces that offset the losses incurred in the period recorded.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

5. CASH AND CASH EQUIVALENTS AND INVESTMENTS

Cash and cash equivalents and investments from our continuing operations consist of the following as of December 31, 2009 and 2008:

	December 31, 2009
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
	(Dollars in thousands)
Cash and cash equivalents:
Cash	$180,571	$—	$—	$180,571
Money market funds	103,530	372	—	103,902

Total cash and cash equivalents	284,101	372	—	284,473

Short-term investments (available-for-sale):
U.S. Treasury bills	200,320	61	(2)	200,379
Total cash and cash equivalents and short-term investments	$484,421	$433	$(2)	$484,852

Long-term Investments:
Municipal bonds	$12,325	$—	$(745)	$11,580

	December 31, 2008
		Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
	(Dollars in thousands)
Cash and cash equivalents:
Cash	$19,704	$—	$—	$19,704
Money market funds	207,804	346	—	208,150
U.S. Treasury bills	15,000	—	—	15,000

Total cash and cash equivalents	242,508	346	—	242,854

Short-term investments (available-for-sale):
Certificates of deposit	38,500	93	—	38,593
Bank obligations	13,000	9	(26)	12,983
U.S. Treasury bills	130,653	33	(30)	130,656
U.S. Government agencies	68,458	392	(4)	68,846

Total short-term investments (available-for-sale)	250,611	527	(60)	251,078

Total cash and cash equivalents and short-term investments	$493,119	$873	$(60)	$493,932

Long-term Investments:
Municipal bonds	$12,875	$—	$—	$12,875

In the table above, all unrealized holding losses as of December 31, 2009 relate to cash equivalents and available-for-sale investments that have been in a continuous unrealized loss position for less than one year. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been less than the cost basis, the financial condition of the investee, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value. The decline in the fair value of our municipal bonds in 2009 is attributable to the lack of activity in the auction rate securities (“ARS”) market, exposing these investments to liquidity risk.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

Included in cash and cash equivalents above are amounts related to certain of our European campuses that are operated on a not-for-profit basis. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. The amount of cash and cash equivalents of our not-for-profit schools with restrictions was $49.9 million and $48.8 million at December 31, 2009 and 2008, respectively. Restrictions on cash balances have not affected our ability to fund operations.

Money Market funds. Money Market funds are mutual funds that invest in lower risk securities and generate low yields. Such funds maintain clear investment guidelines and seek to limit credit, market and liquidity risks.

Bank obligations: Dollar denominated direct obligations of domestic and foreign banks which are organized and operating in the United States.

Municipal bonds: Municipal bonds represent debt obligations issued by states, cities, counties, and other governmental entities, which earn federally tax-exempt interest. ARS generally have stated terms to maturity of greater than one year. We classify investments in ARS as non-current on our consolidated balance sheets within other assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continue to accrue interest and are auctioned on a set interval until the auction succeeds, the issuer calls the securities, or they mature. As of December 31, 2009, we have determined these investments are at risk for impairment due to the nature of the liquidity of the market over the past year. As a result, we recorded an unrealized loss reflected within other comprehensive income as a component of stockholders’ equity in the fourth quarter 2009 of approximately $0.7 million. We believe this impairment is temporary, as we do not intend to sell the investments and it is unlikely we will be required to sell the investments before recovery of their amortized cost basis. Municipal bonds in the above table that are invested in ARS were $11.6 million and $12.9 million at December 31, 2009 and 2008, respectively. These investments are classified within other assets, net on our consolidated balance sheets.

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

A schedule of available-for-sale investments segregated by their original stated terms to maturity as of December 31, 2009 and 2008, are as follows:

	Less than one year	One to five years	Five to ten years	Greater than ten years	Total
	(Dollars in thousands)
Original stated term to maturity of available-for-sale-investments as of December 31, 2009	$200,379	$—	$—	$11,580	$211,959
Original stated term to maturity of available-for-sale-investments as of December 31, 2008	$233,038	$18,040	$—	$12,875	$263,953

Realized gains or losses resulting from sales of investments during the years ended December 31, 2009, 2008, and 2007 were not significant.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

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

As of December 31, 2009, we held investments that are required to be measured at fair value on a recurring basis. Investments (available-for-sale) consist of bank obligations and U.S. Treasury bills that are publicly traded and for which market prices are readily available.

As of December 31, 2009, we have also invested in auction rate securities, which are classified as available-for-sale and reflected at fair value. The auction events for these investments have failed for the past year. The fair values of these securities are estimated utilizing a discounted cash flow analysis as of December 31, 2009. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics.

Investments measured at fair value on a recurring basis subject to the disclosure requirements issued by the FASB ASC under Topic 820 – Fair Value Measurements and Disclosures at December 31, 2009, were as follows:

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Municipal bonds	$—	$—	$11,580	$11,580
U.S. Treasury bills	200,379	—	—	200,379

Totals	$200,379	$—	$11,580	$211,959

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC Topic 820 at December 31, 2009:

(In thousands)
Balance at December 31, 2008	$12,875
Unrealized loss	(745)
Settlements	(550)

Balance at December 31, 2009	$11,580

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

6. RECEIVABLES

Student Receivables Valuation Allowance

Changes in our short-term and long-term receivables allowance for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Balance, Beginning of Period	Charges to Expense	Amounts Written-off	Balance, End of Period
	(Dollars in thousands)
For the twelve months ended December 31, 2009	$47,895	$57,038	$(51,576)	$53,357

For the twelve months ended December 31, 2008	$48,515	$43,077	$(43,697)	$47,895

For the twelve months ended December 31, 2007	$43,758	$42,629	$(37,872)	$48,515

Recourse Loan Agreements

Previously, we had recourse loan agreements with Sallie Mae and Stillwater National Bank and Trust Company (“Stillwater”) which required us to repurchase loans originated by them to our students after a certain period of time. Our recourse loan agreement with Stillwater was terminated on April 29, 2007. Our recourse loan agreement with Sallie Mae ended on March 31, 2008. Sallie Mae continues to offer its non-recourse products to our students but has made its underwriting criteria stricter.

Under the recourse loan agreements, we were required to pay a discount fee for each recourse loan funded under the agreement. Costs associated with our recourse loan agreements for continuing operations as of and for the years ended December 31, 2008 and 2007, were $7.3 million and $9.5 million, respectively. Costs incurred in connection with our Sallie Mae agreements were classified as a component of educational services and facilities expense in our consolidated statement of operations, and costs incurred in connection with our Stillwater agreement were classified as a reduction of tuition and registration fees revenue in our consolidated statement of operations.

Outstanding net recourse loan receivable balances for continuing operations as of December 31, 2009 and 2008 were $8.5 million and $9.2 million, respectively. These receivables are reported under non-current assets as a component of student receivables, net within the consolidated balance sheets.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

7. PROPERTY AND EQUIPMENT

The cost basis and estimated useful lives of property and equipment for continuing operations as of December 31, 2009 and 2008 are as follows:

	December 31,		Life
	2009	2008
	(Dollars in thousands)
Land	$5,283	$5,410
Building and improvements	33,504	35,916	15-50 years
Computer hardware and software	41,080	43,438	3 years
Courseware	20,253	25,945	5-12 years
Classroom equipment and other instructional materials	65,000	60,610	5-10 years
Furniture, fixtures, and equipment	227,376	209,703	7 years
Leasehold improvements	337,165	307,830	Shorter of Life of Lease or Useful Life
Vehicles	789	814	5 years

	730,450	689,666
Less-Accumulated depreciation	(424,171)	(386,806)

	$306,279	$302,860

Depreciation expense for continuing operations for the years ended December 31, 2009, 2008 and 2007, was $64.8 million, $70.4 million and $72.0 million, respectively. Depreciation expense for discontinued operations, included in the loss from discontinued operations, was $1.9 million, $6.1 million and $4.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Property and equipment was affected by asset impairment charges of approximately $2.5 million and $6.9 million for the years ended December 31, 2009 and 2008, respectively. During 2009, we recorded a $2.5 million asset impairment charge for one of our owned facilities, resulting from its carrying value exceeding its current fair value. This noncash charge is reflected within Corporate and other for segment reporting purposes. During 2008 we recorded a $2.1 million asset impairment charge related to the reduction of carrying values for our American InterContinental University – Los Angeles, CA campus which is being taught out. In addition, we recorded a $4.8 million asset impairment charge related to the write-off of certain assets following the exit of a facility within our Culinary Arts segment.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for continuing operations during the years ended December 31, 2009 and 2008, are as follows by segment:

	University	Culinary Arts	Health Education	Art and Design	International	Transitional	Total
	(Dollars in thousands)
Goodwill balance as of December 31, 2007	$92,166	$75,148	$131,060	$33,576	$47,413	$—	$379,363
Effect of foreign currency exchange rate changes	—	—	—	—	(3,291)	—	(3,291)

Goodwill balance as of December 31, 2008	$92,166	$75,148	$131,060	$33,576	$44,122	$—	$376,072

Effect of foreign currency exchange rate changes	—	—	—	—	1,443	—	1,443

Goodwill balance as of December 31, 2009	$92,166	$75,148	$131,060	$33,576	$45,565	$—	$377,515

In October 2009, we performed our annual impairment testing of goodwill and indefinite-lived intangible asset balances and determined that there was no impairment to our goodwill or indefinite-lived intangible assets.

As of December 31, 2009 and 2008, the cost basis, accumulated amortization and net book value of intangible assets for continuing operations are as follows:

	December 31, 2009			December 31, 2008
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
	(Dollars in thousands)			(Dollars in thousands)
Amortizable intangible assets:
Covenants not-to-compete	$294	$(294)	$—	$307	$(187)	$120
Licensing agreements	3,000	(3,000)	—	3,000	(2,967)	33
Trade names	1,620	(1,620)	—	1,622	(778)	844
Other	263	(102)	161	210	(51)	159

Amortizable intangible assets, net	$5,177	$(5,016)	$161	$5,139	$(3,983)	$1,156

Non-amortizable intangible assets:
Accreditation, licensing, and
Title IV Program participation rights			$10,213			$10,213
Trade names			168,146			28,535

Non-amortizable intangible assets			178,359			38,748

Intangible assets, net			$178,520			$39,904

Amortizable intangible assets are amortized on a straight-line basis over their estimated remaining useful lives, which range from less than one year to nine years. Also, as of December 31, 2009, net intangible assets includes accreditation, licensing, and Title IV Program participation rights and trade names that are considered to

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

have indefinite useful lives and, in accordance with FASB ASC Topic 350 – Intangibles – Goodwill and Other, are not subject to amortization but rather reviewed for impairment on at least an annual basis by applying a fair-value-based test.

In August 2009, we terminated our licensing agreement with Le Cordon Bleu International (“LCBI”) and acquired the outright rights to the Le Cordon Bleu brand in the education services field for the U.S. and Canada. As a part of the transaction, we also acquired the right of first refusal to purchase all non-acquired brand rights and operations of LCBI in the event LCBI proposes to sell such rights and operations. We acquired the Le Cordon Bleu brand rights to further our execution of our strategic plan, as it solidifies a core asset essential to the future growth of our Culinary Arts segment.

The purchase price of the acquired rights consisted of $25.0 million in cash, 3.0 million shares of CEC common stock valued at $71.3 million, and a 30-month earnout payment based upon Culinary Arts tuition fee revenue estimated at $43.0 million. The full purchase price was allocated to trade names and was assigned an indefinite life.

In conjunction with our acquisition of the brand rights to Le Cordon Bleu we made the decision to “re-launch” the majority of our Culinary Arts schools in January 2010 to reflect the Le Cordon Bleu name. This decision resulted in an acceleration of the intangible trade name amortization associated with Le Cordon Bleu Pittsburgh (formerly Pennsylvania Culinary Institute) through December 2009, resulting in an increase to expense of $0.6 million.

In September 2008, we renamed our two Health Education Western School of Health and Business Careers’ campuses to Sanford-Brown Institute. As a result, the $2.0 million assigned to the Western School of Health and Business Careers’ trade name was written off in the Health Education segment.

Amortization expense from continuing operations was $0.9 million, $1.2 million, and $1.5 million, for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, estimated future amortization expense from continuing operations is as follows:

(Dollars in thousands)
2010	$57
2011	23
2012	11
2013	11
2014	11
2015 and thereafter	48

Total	$161

9. CREDIT AGREEMENTS

Our U.S. Credit Agreement with a syndicate of financial institutions, represented by, among others, an administrative agent expires on October 31, 2012, provides for borrowings up to $185.0 million and includes certain financial covenants including the maintenance of a maximum consolidated debt-to-EBITDA leverage ratio of 3.00:1, a minimum fixed charge coverage ratio of 1.50:1, and a minimum annual consolidated ED financial responsibility composite score of 1.50. As of December 31, 2009, we had no outstanding borrowings under the U.S. Credit Agreement.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

Selected details of our unsecured credit agreement (“U.S. Credit Agreement”) as of and for the years ended December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008
	(Dollars in thousands)
U.S. Credit Agreement:
Credit availability	$174,856	$172,553
Outstanding letters of credit	$10,144	$12,447
Availability for additional letters of credit	$39,856	$37,553
Average daily revolving credit borrowings for the year ended	$—	$8,261
Weighted average annual interest rate	0.00%	4.41%
Commitment fee rate	0.10%	0.10%
Letter of credit fee rate	0.50%	0.50%

The U.S. Credit Agreement requires that borrowings bear interest at fluctuating interest rates as determined by the Prime Rate or, for Euro currency loans or letters of credit, the London Interbank Offered Rate (LIBOR), plus the applicable margin based on our funded debt-to-EBITDA leverage ratio. The U.S. Credit Agreement also contains customary events of default, including our failure to pay any principal, interest or other amount when due, our violation of certain of our affirmative covenants or any of our negative covenants, a breach of our representations and warranties, or a change in control. Upon the occurrence of an event of default, payment of our indebtedness may be accelerated and the lending commitments under the credit agreement may be terminated. As of December 31, 2009, we are in compliance with the covenants of our U.S. Credit Agreement.

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

Effective January 19, 2010, we entered into a real estate lease for our corporate headquarters and administrative facilities for both our AIU Online and CTU Online campuses in Schaumburg, Illinois. We will be consolidating our headquarters facilities from the current five buildings to a single building. We will reduce our total headquarters footprint by 0.13 million square feet which we believe will maximize efficiencies and reduce overhead expenses. The lease for this new location results in a $48.1 million real estate obligation through 2022. In addition, we intend to make capital improvements to the new headquarters totaling approximately $52.0 million over the next two years, with the majority of the investment expected in 2010. As a result of the real estate consolidation, we expect to incur approximately $5.4 million of lease termination costs related to our existing space. These charges are expected to be incurred in the first half of 2010.

Certain of our leases contain rent escalation clauses or lease incentives, including rent abatements and tenant improvement allowances. Rent escalation clauses and lease incentives are taken into account in determining total rent expense to be recognized during the term of the lease, which begins on the date we take control of the leased space. Renewal options are taken into account in evaluating the overall term of the lease. In accordance with FASB ASC Topic 840 – Leases, differences between periodic rent expense and periodic cash rental payments, caused primarily by the recognition of rent expense on a straight-line basis and tenant improvement allowances due or received from lessors, are recorded as deferred rent obligations on our consolidated balance sheets.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

In addition, we have financed the acquisition of certain property and equipment through capital lease arrangements and have assumed capital lease obligations in connection with certain acquisitions. The current portion of our capital lease obligations for continuing operations is included within current maturities of long-term debt and capital lease obligations on our consolidated balance sheets, and the non-current portion of our capital lease obligations is included within long-term debt and capital lease obligations on our consolidated balance sheets. The cost basis and accumulated depreciation of assets recorded under capital leases from continuing operating activities, which are included in property and equipment within buildings and equipment, are as follows as of December 31, 2009 and 2008:

	December 31,
	2009	2008
	(Dollars in thousands)
Cost	$9,999	$8,071
Accumulated depreciation	(5,473)	(4,985)

Net book value	$4,526	$3,086

Depreciation expense for continuing operations recorded in connection with assets recorded under capital leases was $1.2 million, $0.3 million, and $0.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Rent expense, exclusive of related taxes, insurance, and maintenance costs, for continuing operations totaled approximately $135.1 million, $132.4 million, and $129.4 million for the years ended December 31, 2009, 2008 and 2007, respectively, and is reflected in educational services and facilities expense in our consolidated statements of operations. Rent expense for discontinued operations, which is included in loss from discontinued operations, was approximately $84.2 million, $25.8 million, and $20.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. In addition, a pretax charge of $75.1 million is reflected within discontinued operations relating to future minimum lease obligations of seven campuses that ceased operations in 2009. These campuses have remaining lease terms of up to nine years. See Note 4 “Discontinued Operations” of the notes to our consolidated financial statements for further discussion.

Remaining Lease Obligations

The Company has recorded lease exit costs over the past three years associated with its exit of space within Culinary Arts, Art & Design, University, Health and Transitional Schools. The current portion of the liability for these charges is reflected within other accrued expenses under current liabilities and the long term portion of these charges are included in other liabilities under the non-current liabilities section of our consolidated balance sheets. Changes in our future minimum lease obligations for the years ended December 31, 2009, 2008, and 2007 were as follows:

	Balance, Beginning of Period	Charges Incurred(1)	Net Cash Payments	Other(2)	Balance, End of Period
	(Dollars in thousands)
For the twelve months ended December 31, 2009	$9,283	$16,405	$(5,154)	$226	$20,760

For the twelve months ended December 31, 2008	$5,554	$12,039	$(9,008)	$698	$9,283

For the twelve months ended December 31, 2007	$2,686	$2,825	$(856)	$899	$5,554

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

(1)	Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates, and variances between estimated and actual charges.
(2)	Includes existing deferred rent liability balances for newly vacated spaces that offset the losses incurred in the period recorded.

As of December 31, 2009, future minimum lease payments under capital leases and operating leases for continuing operations are as follows:

	Capital Leases	Operating Leases	Total
	(Dollars in thousands)
2010	$892	$117,063	$117,955
2011	953	102,935	103,888
2012	1,063	94,269	95,332
2013	234	90,270	90,504
2014	—	81,724	81,724
2015 and thereafter	—	237,729	237,729

Total	$3,142	$723,990	$727,132

Less—Portion representing interest at annual rates ranging from 5.21% to 6.25%	(107)

Principal	3,035
Less—Current portion	(880)

	$2,155

As of December 31, 2009, future minimum lease payments under operating leases for discontinued operations are as follows:

Operating Leases
(Dollars in thousands)
2010	$14,610
2011	14,655
2012	14,426
2013	14,371
2014	14,035
2015 and thereafter	37,316

Total	$109,413

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

As of December 31, 2009, future minimum sublease rental income under operating leases for continuing and discontinued operations are as follows:

	Operating Subleases
	Continuing Operations	Discontinued Operations
	(Dollars in thousands)
2010	$554	$2,203
2011	289	2,468
2012	193	2,393
2013	41	2,439
2014	—	2,528
2015 and thereafter	—	8,286

Total	$1,077	$20,317

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

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

Defendants filed a motion to dismiss Plaintiffs’ claims of unfair practices under the Act and fraudulent omission. By Order dated June 24, 2009 the Court granted Defendants’ motion to dismiss Plaintiffs’ fraudulent omission claim (Count IV of the Amended Complaint), and denied Defendants’ motion to dismiss Plaintiffs’ Illinois Consumer Fraud Act Claim. Defendants have filed answers and affirmative defenses in response to the amended complaint. The parties have begun initial written discovery and the case is set for a case management conference on February 24, 2010.

Schuster, et al. v. Western Culinary Institute, Ltd. and Career Education Corporation. On March 5, 2008, original named plaintiffs Shannon Gozzi and Megan Koehnen filed a complaint in Portland, Oregon in the Circuit Court of the State of Oregon in and for Multnomah County. Plaintiffs filed the complaint individually and as a putative class action and alleged two claims for equitable relief: violation of Oregon’s Unlawful Trade Practices Act and unjust enrichment. Plaintiffs filed an amended complaint on April 10, 2008, which added two claims for money damages: fraud and breach of contract. Plaintiffs allege that Western Culinary Institute, Ltd. (“WCI”) made a variety of misrepresentations to them, relating generally to WCI’s placement statistics, students’ employment prospects upon graduation from WCI, the value and quality of an education at WCI, and the amount of tuition students could expect to pay as compared to salaries they may earn after graduation. On May 21, 2008, plaintiffs filed a second amended complaint in which they simply changed the statement “Claims Subject to Mandatory Arbitration” on the caption to “Claims Not Subject to Mandatory Arbitration” (emphasis added). WCI and CEC filed an answer on June 13, 2008 and WCI subsequently moved to dismiss certain of plaintiffs’ claims under Oregon’s Unlawful Trade Practices Act; that motion was granted on September 12, 2008. Shannon Gozzi subsequently withdrew as a named plaintiff and is now asserting claims merely as an absent class member, and former named plaintiff Meghan Koehnen’s claims have been dismissed. Jennifer Schuster is now the sole named Plaintiff, and she filed a third amended complaint on November 20, 2008. Defendants filed an answer on December 5, 2008. Plaintiffs filed their most recent operative pleading, a fourth amended complaint, on September 2, 2009, and Defendants filed an answer on October 15, 2009. The parties completed written discovery on class issues. Plaintiffs filed their motion for class certification on August 31, 2009, and oral argument on the motion was heard on October 29, 2009. On February 5, 2010, the Court entered a formal Order granting class certification on part of the UTPA and fraud claims purportedly based on omissions, denying certification of the rest of those claims and denying certification of the breach of contract and unjust enrichment claims. The parties are now negotiating the form of notice to be sent to the class.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

Diallo v. American InterContinental University, Inc. and Career Education Corporation. On March 19, 2008, Plaintiff filed a complaint in Atlanta, Georgia in the Superior Court of the State of Georgia of Fulton County individually and as a putative class action, purporting to allege causes of action for fraud; constructive fraud; negligent misrepresentation; and violations of the Georgia Deceptive and Unfair Trade Practices Act. Plaintiff contends that American InterContinental University, Inc., (“AIU”) made a variety of oral and written misrepresentations to her during the admissions process. The alleged misrepresentations relate generally to the school’s reputation, the value of the education, the competitiveness of the admissions process, the students’ employment prospects upon graduation from AIU and AIU’s ability to arrange beneficial student loans. On May 16, 2008, a first amended complaint was filed adding several named plaintiffs and expanding some of the factual allegations underlying their claims. On May 31, 2008, AIU and CEC filed an answer to the First Amended Complaint. Plaintiffs’ motion for class certification was denied in its entirety in the Court’s Order of January 7, 2009 , which was affirmed by the Georgia Court of Appeals in its opinion of November 23, 2009 without any request by Plaintiffs for further appellate review. Plaintiffs’ attempt to pursue this case as a class action is therefore concluded. On remand to the trial court, AIU and CEC moved to stay the proceedings and to compel the claims of the named plaintiffs into arbitration. This motion is set to be orally argued on March 2, 2010.

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

December 31, 2009, 2008, and 2007

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

Accrediting Body and Federal Regulatory Matters

AIU’s accrediting agency, the Higher Learning Commission of the North Central Association of Colleges and Schools, or HLC, commissioned an advisory team to visit AIU in January 2010. The advisory visit was focused on AIU’s educational and business practices. AIU has been advised that the HLC Board of Trustees will receive a report concerning the advisory visit and will consider recommendations of the advisory team, if any, concerning their review within the first quarter of 2010. In addition and as previously disclosed, in connection with HLC’s initial accreditation of AIU in May 2009, AIU must submit a progress report to HLC relating to curricula design and AIU’s graduate programs’ student learning outcomes and have HLC conduct a focused visit to AIU to assess the issue of credit equivalence. HLC has not yet notified AIU of the timing of the focused visit.

As part of Title IV administration, the ED periodically conducts program reviews at selected schools that receive Title IV funds. ED program review reports and/or final determination letters, which generally cover a school’s main campus and any branch campuses, are currently pending for Briarcliffe College; Gibbs College – Livingston, New Jersey; Katharine Gibbs School – New York, and American InterContintental University. We are committed to resolving all issues identified in connection with these program reviews to the ED’s satisfaction and ensuring that our schools operate in compliance with all ED regulations. We cannot predict the outcome of these program reviews, and any unfavorable outcomes could have a material adverse effect on our business, results of operations, cash flows, and financial position.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

12. INCOME TAXES

The provision for income taxes from continuing operations for the years ended December 31, 2009, 2008 and 2007 consists of the following:

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Current provision
Federal	$72,129	$17,331	$64,841
State and local	7,508	6,509	6,892
Foreign	2,473	2,972	2,452

Total current provision	82,110	26,812	74,185

Deferred provision (benefit)
Federal	(2,010)	14,139	(20,643)
State and local	(1,145)	(1,249)	(2,205)
Foreign	(292)	(1,177)	(1,611)

Total deferred provision (benefit)	(3,447)	11,713	(24,459)

Total provision for income taxes	$78,663	$38,525	$49,726

During 2009, 2008 and 2007, we recognized an income tax benefit of approximately $0.2 million, $0.5 million, and $5.9 million, respectively, in connection with stock options exercised during the year. The related income tax benefits have been recorded as a reduction of accrued income taxes and an increase to stockholders’ equity.

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate for continuing operations for the years ended December 31, 2009, 2008 and 2007 is as follows:

	For the Year Ended December 31,
	2009	2008	2007
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	1.7	2.7	2.1
Foreign tax rates	(1.4)	(2.8)	(1.6)
Tax exempt interest	(0.1)	(0.7)	(2.8)
Valuation allowance	0.9	—	0.4
Disposal of foreign operations	—	(3.0)	—
Other	(1.0)	(1.2)	(1.4)

Effective income tax rate	35.1%	30.0%	31.7%

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits as of December 31, 2009 was as follows:

(Dollars in thousands)
Gross unrecognized tax benefits as of January 1, 2009	$31,433
Additions for tax positions of prior years	838
Reductions for tax positions of prior years	(1,229)
Additions based on tax positions related to the current year	3,059
Reductions due to settlements	—
Reductions due to lapse of applicable statute of limitations	(4,744)

Total Gross unrecognized tax benefits as of December 31, 2009	29,357

The total amount of net unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was $23.9 million and $26.7 million for the years ended December 31, 2009 and 2008, respectively. We record interest and penalties related to unrecognized tax benefits within provision for income taxes on our consolidated statements of operations. The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $4.6 million and $6.1 million as of the years ended December 31, 2009 and 2008, respectively. For the year ended December 31, 2009, our provision for income taxes included a $1.5 million benefit related to the reduction of interest and penalties from unrecognized tax benefits.

CEC and its subsidiaries file income tax returns in the U.S. and in various state, local, and foreign jurisdictions. CEC and its subsidiaries are routinely examined by tax authorities in these jurisdictions. As of December 31, 2009, CEC had been examined by the Internal Revenue Service through our tax year ending December 31, 2004. In addition, a number of state and local examinations are currently ongoing. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that CEC’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $13.2 million.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

Deferred income tax assets/liabilities result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carry forwards. Components of deferred income tax assets and liabilities for continuing operations as of December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
	(Dollars in thousands)
Deferred income tax assets:
Deferred rent obligations	$19,827	$19,059
Compensation and employee benefits	28,262	20,709
Tax net operating loss carry forwards	7,834	5,899
Valuation allowance	(3,842)	(3,311)
Allowance for doubtful accounts	5,791	4,286
Covenant not-to-compete	584	784
Accrued settlements and legal	1,169	1,110
Deferred compensation	436	531
Accrued restructuring and severance	343	817
Asset impairment	940	—
Other	10,878	8,552

Total deferred income tax assets	72,222	58,436

Deferred income tax liabilities:
Depreciation and amortization	48,112	39,817
Other	7,468	5,425

Total deferred income tax liabilities	55,580	45,242

Net deferred income tax asset	$16,642	$13,194

Net deferred income tax assets for continuing operations as of December 31, 2009 and 2008 are reflected in the consolidated balance sheets as follows:

	December 31,
	2009	2008
	(Dollars in thousands)
Current deferred income tax assets, net	$12,983	$14,081
Non-current deferred income tax assets, net	3,659	—
Non-current deferred income tax liabilities, net	—	(887)

Net deferred income tax asset	$16,642	$13,194

As of December 31, 2009, we have net operating loss carry forwards, for state income tax purposes, of approximately $95.4 million. These net operating loss carry forwards are available to offset various future state taxable income, if any, and expire between 2010 and 2028.

As of December 31, 2009, foreign subsidiary earnings of approximately $129.7 million are considered permanently invested in those businesses. Accordingly, U.S. income taxes have not been provided on such foreign subsidiary earnings. A determination of the unrecognized deferred tax liability associated with permanently reinvested foreign subsidiary earnings is not practicable.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

13. STOCK REPURCHASE PROGRAM

During 2009, we repurchased 9.0 million shares of our common stock for approximately $200.0 million at an average price of $22.23 per share. As of December 31, 2009, approximately $195.5 million was available under our previously authorized stock repurchase program to repurchase outstanding shares of our common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. The repurchase of shares of our common stock reduces the amount of cash available to pay cash dividends to our stockholders. We have never paid cash dividends on our common stock.

On December 14, 2009, we entered into a stock repurchase plan established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “1934 Act”), in connection with our previously authorized stock repurchase program. A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be unable to do so under the 1934 Act’s insider trading rules. This stock repurchase plan facilitated purchases of our common shares under our previously authorized stock repurchase program. Purchases of common stock under this plan were subject to specified parameters and certain price and volume restraints as established in the plan. As of January 31, 2010, our designated broker repurchased on our behalf an additional 1.7 million shares of our common stock for $40.0 million at an average price of $23.49 per share under this plan. As a result, approximately $155.5 million was available under our previously authorized share repurchase program to repurchase outstanding shares of our common stock as of January 31, 2010.

On February 16, 2010, the Board of Directors authorized the use of an additional $250.0 million to repurchase outstanding shares of its common stock under the company’s stock repurchase program. This is in addition to the $155.5 million still available under our previously authorized stock repurchase program, bringing the amount available under our authorized stock repurchase program to $405.5 million.

14. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

On May 13, 2008, the stockholders of CEC approved the Career Education Corporation 2008 Incentive Compensation Plan (the “2008 Plan”). The 2008 Plan authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards. Any shares of CEC common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share granted for purposes of the aggregate share limit and any shares of CEC common stock that are subject to any other form of award will be counted as 1.67 shares for each share granted for purposes of the aggregate share limit. The 2008 Plan replaced our 1998 Employee Incentive Compensation Plan, as amended (the “1998 Employee Plan”) and our 1998 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). As of December 31, 2009, there were approximately 7.8 million shares of common stock available for future share-based awards under the 2008 Plan.

Stock Options. The exercise price of stock options granted under each of the plans is equal to the fair market value of our common stock on the date of grant. Employee stock options generally become exercisable 25% per year over a four-year service period beginning on the date of grant and expire ten years after the date of grant, unless an earlier expiration date is set at the time of the grant. Non-employee directors’ stock options expire ten years after the date of grant and generally become exercisable as follows: one-third on the grant date, one-third on the first anniversary of the grant date, and one-third on the second anniversary of the grant date.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

Both employee stock options and non-employee director stock options are subject to possible earlier vesting and termination in certain circumstances. If a plan participant terminates his or her employment for any reason other than by death or disability during the vesting period, he or she forfeits the right to unvested stock option awards. Since the inception of the plans, grants of stock options have only been subject to the service conditions discussed previously. No stock option grants have included performance or market conditions or other factors that affect stock option vesting.

Restricted Stock. Shares of restricted stock generally become vested three years after the date of grant. If a plan participant terminates his or her employment for any reason other than by death or disability during the vesting period, he or she forfeits the right to all shares of restricted stock. The vesting of shares of restricted stock is subject to possible acceleration in certain circumstances. Certain of the shares of restricted stock that we have granted to plan participants are subject to performance conditions that, even if the requisite service period is met, may reduce the number of shares of restricted stock that vest at the end of the requisite service period or result in all shares being forfeited. These awards are referred to as “performance-based restricted stock.”

Stock option activity during the years ended December 31, 2009, 2008 and 2007, under all of our plans was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2006	6,232,895	$33.50

Granted	686,200	30.80
Exercised	(1,540,576)	31.25		$16,824
Forfeited	(499,692)	44.76
Cancelled	(663,379)	45.01

Outstanding as of December 31, 2007	4,215,448	$34.74

Granted	953,262	14.44
Exercised	(139,900)	18.41		$1,358
Forfeited	(624,540)	29.20
Cancelled	(1,488,636)	37.31

Outstanding as of December 31, 2008	2,915,634	$29.29

Granted	569,231	24.76
Exercised	(57,360)	12.05		$695
Forfeited	(53,521)	26.32
Cancelled	(160,882)	40.24

Outstanding as of December 31, 2009	3,213,102	$28.30	6.6 years	$8,008

Exercisable as of December 31, 2009	2,084,413	$32.42	5.5 years	$3,154

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

The following table summarizes information with respect to all outstanding and exercisable stock options under all of our plans as of December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Number Exercisable	Weighted Average Exercise Price
$6.00 – $12.63	48,000	$10.14	1.0	48,000	$10.14
$13.32 – $13.32	527,400	$13.32	8.2	128,100	$13.32
$13.67 – $22.04	471,794	$19.19	8.7	233,261	$18.68
$22.07 – $24.60	170,050	$22.53	2.5	170,050	$22.53
$26.15 – $26.15	350,006	$26.15	9.2	—	—
$28.19 – $29.70	343,500	$29.39	4.8	286,875	$29.36
$29.73 – $30.80	369,050	$30.21	6.8	286,325	$30.31
$32.91 – $33.96	172,750	$33.74	7.0	171,250	$33.74
$34.70 – $34.70	394,802	$34.70	5.3	394,802	$34.70
$34.86 – $68.24	365,750	$56.36	4.4	365,750	$56.36

	3,213,102	$28.30	6.6	2,084,413	$32.42

The following table summarizes information with respect to all outstanding shares of restricted stock under our plans during the years ended December 31, 2009, 2008 and 2007:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2006	383,100	$29.02
Granted	501,350	29.89
Vested	(2,825)	32.42
Forfeited	(116,238)	29.17

Outstanding as of December 31, 2007	765,387	$29.30

Granted	1,113,653	13.53
Vested	(48,000)	30.00
Forfeited	(426,612)	22.41

Outstanding as of December 31, 2008	1,404,428	$18.79

Granted	726,247	25.77
Vested	(207,665)	26.96
Forfeited	(214,658)	21.20

Outstanding as of December 31, 2009	1,708,352	$20.46

Change in Control Provisions

Each of the share-based awards granted under the 2008 Plan, the 1998 Employee Plan and the Directors’ Plan, including stock options and shares of restricted stock, are subject to “change in control” provisions that accelerate vesting of outstanding equity awards under the plans under certain circumstances. As defined by these plans, a change in control generally is deemed to have occurred if, among other things, any corporation, person,

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

or other entity (other than CEC, a majority-owned subsidiary of CEC or any of CEC’s subsidiaries, or an employee benefit plan sponsored or maintained by CEC), including a “group” as defined in Section 13(d)(3) of the Exchange Act, becomes the beneficial owner of our common stock representing more than 20% under our 1998 Employee Plan and Directors’ Plan, or 35% and the termination of the award holder under our 2008 Plan, of the combined voting power of our then outstanding common stock.

On February 20, 2009, the Company entered into Option Extension and Amendment Agreements with its non-employee directors regarding outstanding option grants held by the Company’s non-employee directors under the Directors’ Plan and the 1998 Employee Plan, as applicable. These agreements amend such outstanding option grants to (i) increase the stock ownership threshold upon which a change in control is deemed to occur from twenty percent (20%) to thirty-five percent (35%) and (ii) amend all such outstanding option grants to extend the post-termination exercise period of such options to the earlier of (a) three (3) years following termination of service as a director of the Company, and (b) the original expiration date of the option, except in the case of termination of service as a director of the Company at a time when “Cause”, as defined in the 2008 Plan, exists. As a result of these agreements, all outstanding awards under the Directors’ Plan are subject to the thirty-five percent (35%) stock ownership threshold at which a change in control is deemed to occur, rather than the twenty percent (20%) threshold specified in the Directors’ Plan.

On February 20, 2009, the Company entered into Option and Restricted Stock Amendment Agreements with the Company’s Section 16 reporting officers (each, an “Officer”) amending all outstanding Company options and restricted stock held by such Officers under the 1998 Employee Plan. These agreements amend such outstanding options and restricted stock awards to (i) increase the stock ownership threshold upon which a change in control is deemed to occur from twenty percent (20%) to thirty-five percent (35%) and (ii) provide that, upon any Officer’s Termination of Employment by the Company without Cause, as such terms are defined in the 1998 Employee Plan, the options held by such Officer under the 1998 Employee Plan shall become fully exercisable and the shares of restricted stock held by such Officer under the 1998 Employee Plan shall become fully vested.

The amendments approved on February 20, 2009 represent modifications to the original equity awards and resulted in additional compensation expense of approximately $0.5 million being recorded by the Company in 2009.

If any person or entity, including a group, beneficially owned 20% or more, of the combined voting power of our then outstanding common stock as of December 31, 2009, triggering the accelerated vesting provisions of our 1998 Employee Plan discussed above, we would have recognized accelerated share-based compensation expense of approximately $3.8 million during 2009. An additional $4.8 million of compensation expense would be recognized if the double trigger provisions in the 2008 Plan, requiring a 35% change in ownership and termination other than for cause, occurs. The estimated additional share-based compensation expense represents, for each outstanding share-based award, the greater of (a) the unrecognized grant date compensation expense for the share-based award as of December 31, 2009, or (b) the fair value of the cash redemption value of the share-based award as of December 31, 2009, less share-based compensation expense previously recorded under FASB ASC Topic 718 – Compensation – Stock Compensation based on a change in control price as defined under the respective plan.

As of December 31, 2009, we are not aware of any person or entity, including a group, who beneficially owns 20% or more of the combined voting power of our outstanding common stock. As of January 31, 2010, no individual shareholder owned more than 19.1% of the combined voting power of our then outstanding common stock.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

If this accelerated vesting event under our 1998 Employee Plan occurred as of December 31, 2009, or if we determined that the occurrence of the event was probable, we would have recognized a liability of approximately $0.1 million as of December 31, 2009, representing the estimated fair value of the obligation that would be due to participants who are eligible to surrender all or part of a stock option award to us in exchange for cash. Our estimation of this cash liability assumes that participants would elect to redeem for cash all stock options outstanding as of December 31, 2009, with an exercise price less than the change in control price.

Balance Sheet Presentation of Share-Based Awards Subject to Redemption

As discussed above, some participants in the 1998 Employee Plan have the right upon the occurrence of an accelerated vesting or change in control event, to surrender all or part of his or her stock option awards to us in exchange for cash. As required by FASB ASC Topic 718, the grant-date cash redemption value of each outstanding stock option award is recorded as “Share-based awards subject to redemption” on our consolidated balance sheets on a pro rata basis over the requisite service period. Total grant-date cash redemption value for each outstanding stock option award represents the intrinsic value of the award as of the grant date, assuming that a change in control event occurred on the grant date. Share-based awards subject to redemption as of December 31, 2009, recorded upon our adoption of FASB ASC Topic 718 as a reduction of retained earnings with no effect on net income, represents the portion of the total grant-date cash redemption value for all stock option awards outstanding as of December 31, 2009, earned by plan participants as a result of services rendered through such date. The share-based award redemption value as of December 31, 2009, 2008 and 2007 was $0.5 million, $0.9 million and $11.6 million, respectively.

Share-Based Awards Assumptions

In accordance with FASB ASC Topic 718, the fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. We recognize the value of share-based compensation as expense in our consolidated statements of operations during the vesting periods of the underlying share-based awards using the straight-line method. FASB ASC Topic 718 requires companies to estimate forfeitures of share-based awards at the time of grant and revise such estimates in subsequent periods if actual forfeitures differ from original projections.

The fair value of each stock option award granted during the years ended December 31, 2009, 2008 and 2007 was estimated on the date of grant using the Black-Scholes-Merton option pricing model. Our determination of the fair value of each stock option is affected by our stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the years ended December 31, 2009, 2008 and 2007, and assumptions used to value stock options are as follows:

	For the Year Ended December 31,
	2009	2008	2007
Dividend yield	—	—	—
Risk-free interest rate	2.2%	2.6%	4.6%
Weighted average volatility	55.0%	52.2%	51.3%
Expected life (in years)	6.5	5.7	5.8
Weighted average grant date fair value per share of options granted	$13.48	$7.37	$16.38

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

Volatility is calculated based on the actual historical daily prices of our common stock over the expected term of the stock option award. During the year ended December 31, 2009, we utilized a range of expected volatility assumptions for purposes of estimating the fair value of stock options awarded during the period. Such volatility assumptions ranged from 54.9% to 55.1%.

The expected life of each stock option award is estimated based primarily on our actual historical director and employee exercise behavior.

The fair value of each share of restricted stock is equal to the fair market value of our common stock as of the date of grant, which is the closing price per share of our common stock on NASDAQ.

Outstanding performance-based restricted stock awards generally have three-year vesting provided that performance conditions are met based on corporate and business unit performance and/or the results of school-level independent compliance audits and the compliance of our schools with federal, state and accrediting body regulations. Share-based compensation expense associated with performance-based restricted stock awards is recognized only to the extent that we believe performance conditions attributable to such awards will ultimately be satisfied. As of December 31, 2009, we believe performance conditions attributable to our performance-based restricted stock awards will be satisfied.

As of December 31, 2009, we estimate that pretax compensation expense of $14.7 million will be recognized over the next five years for all unvested share-based awards that have been granted to participants, including both stock options and shares of restricted stock. We expect to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock or by using treasury shares.

15. WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted net income per share for the years ended December 31, 2009, 2008 and 2007 were as follows:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)
Basic common shares outstanding	85,838	89,810	93,705
Common stock equivalents	580	279	702

Diluted common shares outstanding	86,418	90,089	94,407

During the years ended December 31, 2009, 2008 and 2007, we issued 0.2 million, 0.3 million, and 1.7 million shares, respectively, of our common stock upon the exercise of employee stock options and the purchase of common stock pursuant to our employee stock purchase plan.

Included in stock options outstanding as of December 31, 2009, 2008 and 2007, are stock options to purchase 2.2 million, 1.8 million and 2.3 million shares, respectively, of our common stock that were not included in the computation of diluted net income per share because the stock options’ exercise prices were greater than the annual average market price of our common stock and, therefore, the effect of the inclusion of such stock options would have been anti-dilutive.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

16. EMPLOYEE BENEFIT PLANS

Retirement Savings and Profit Sharing Plan

We maintain a defined contribution 401(k) retirement savings plan covering substantially all of our employees in the United States. Under the plan, an eligible employee may elect to defer receipt of a portion of the annual pay, including salary and bonus. We contribute this amount to the plan on the employee’s behalf and also make a matching contribution equal to 100% of the first 2% and 50% of the next 4% of the percentage of annual pay that the employee elects to defer. A participant is 100% vested at all times in the amounts the employee defers from annual pay. A participant becomes 100% vested in our matching contributions after two years of employee service. During the years ended December 31, 2009, 2008 and 2007, we recorded expense for continuing and discontinued operations under this plan of approximately $11.1 million, $11.3 million, and $9.6 million, respectively, net of any forfeited employer matching contributions.

Employee Stock Purchase Plan

We maintain an employee stock purchase plan that allows substantially all full-time and part-time employees to acquire shares of our common stock through payroll deductions over three month offering periods. The per share purchase price is equal to 85% of the fair market value of a share of our common stock on the last day of the offering period, and purchases are limited to 10% of an employee’s salary, up to a maximum of $25,000 per calendar year. We are authorized to grant up to 4.0 million shares of common stock under the employee stock purchase plan, and, as of December 31, 2009, 1.9 million shares of common stock have been issued under the plan.

Share-based compensation expense recorded during the years ended December 31, 2009, 2008 and 2007, in connection with the compensatory elements of our employee stock purchase plan, was not significant.

17. SEGMENT REPORTING

Based on our interpretation of FASB ASC Topic 280 – Segment Reporting, we have identified six reportable segments consisting of University, Culinary Arts, Health Education, Art & Design, International, and Transitional Schools.

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

Culinary Arts includes our Le Cordon Bleu North America (“LCB”) schools that collectively offer culinary arts programs in the career-oriented disciplines of culinary arts, baking and pastry arts, and hotel and restaurant management primarily in a classroom, kitchen or online setting.

Health Education primarily includes our Sanford-Brown schools that collectively offer academic programs in the career-oriented disciplines of health education, complemented by certain programs in business studies and information technology in a classroom, laboratory or online setting.

During the first, third and fourth quarters of 2009, we made the decision to convert three of our Transitional Schools, Gibbs College – Boston, MA, Gibbs College – Farmington, CT, and SBI Cranston – Cranston, RI, respectively, into Health Education Schools. These schools were previously scheduled to close in the fourth

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

quarter of 2009, and their results of operations were reflected within Transitional Schools. As a result of the decision to convert these schools, their results of operations for all periods presented are now reflected within Health Education.

Art & Design includes our Brooks Institute, Brown College, Collins College, Harrington College of Design and International Academy of Design & Technology (“IADT”) schools. Collectively, these schools offer academic programs primarily in the career-oriented disciplines of fashion design, game design, graphic design, interior design, film and video production, photography and visual communications in a classroom, laboratory or online setting.

International includes our INSEEC Group (“INSEEC”) schools and Istituto Marangoni schools located in France, Italy and the United Kingdom, which collectively offer academic programs in the career-oriented disciplines of business studies, health education, fashion and design and visual communications and technologies in a classroom or laboratory setting.

Transitional Schools includes those schools that are currently being taught out. As of December 31, 2009, AIU – Los Angeles, CA is the only school included in Transitional Schools. The schools previously reported within Transitional Schools have since ceased operations and are now being reported within discontinued operations with the exception of Gibbs College – Boston, MA, Gibbs College – Farmington, CT, and SBI Cranston – Cranston, RI which transitioned to the Health Education reportable segment in 2009.

Our chief operating decision maker evaluates segment performance based on operating income. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and other,” which primarily includes unallocated corporate activity and eliminations.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

Summary financial information by reportable segment is as follows:

	Revenue	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Total Assets
	(Dollars in thousands)
For the Year Ended, December 31, 2009
University	$811,420	$177,727	$11,641	$10,920	$175,721
Culinary Arts	332,236	18,486	18,441	4,452	357,472
Health Education	306,286	55,171	7,364	24,588	262,274
Art & Design	263,179	32,599	11,137	7,716	96,848
International	121,188	18,853	3,358	19,318	242,214
Transitional Schools	2,838	(10,051)	448	—	3,955

Subtotal	1,837,147	292,785	52,389	66,994	1,138,484
Corporate and other	(512)	(70,181)	13,263	6,988	394,839
Discontinued Operations	—	—	—	105	30,519

Total	$1,836,635	$222,604	$65,652	$74,087	$1,563,842

For the Year Ended, December 31, 2008
University	$702,347	$122,757	$19,009	$8,031	$193,044
Culinary Arts	328,313	(5,908)	19,683	14,582	232,394
Health Education	249,171	20,646	7,705	8,110	269,872
Art & Design	263,715	28,057	11,834	10,996	110,610
International	107,558	18,856	3,154	3,782	218,291
Transitional Schools	9,629	(5,928)	692	87	2,357

Subtotal	1,660,733	178,480	62,077	45,588	1,026,568
Corporate and other	9	(69,816)	9,559	7,955	361,188
Discontinued Operations	—	—	—	311	30,454

Total	$1,660,742	$108,664	$71,636	$53,854	$1,418,210

For the Year Ended, December 31, 2007
University	$703,639	$102,371	$18,431	$5,912
Culinary Arts	365,789	49,133	18,283	5,151
Health Education	225,335	692	7,102	7,632
Art & Design	275,392	32,499	12,482	23,521
International	81,907	12,981	2,886	2,858
Transitional Schools	16,065	(11,389)	1,019	355

Subtotal	1,668,127	186,287	60,203	45,429
Corporate and other	147	(52,407)	13,329	5,132
Discontinued operations	—	—	—	7,025

Total	$1,668,274	$133,880	$73,532	$57,586

(1)	Statement of operation balances including revenue, operating income and depreciation and amortization are presented above on a continuing operations basis. Total assets and capital expenditures are presented on a consolidated basis with continuing and discontinued operations.

During the years ended December 31, 2009, 2008 and 2007, no individual customer accounted for more than 10% of our consolidated revenues.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

18. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

	Quarter				Total Year
2009	First	Second(3)	Third	Fourth(4)
	(Dollars in thousands, except per share data)
Revenue(1)	$432,863	$437,673	$458,291	$507,808	$1,836,635
Operating income(1)	50,955	36,721	37,929	96,999	$222,604
Net income	23,257	6,490	20,792	30,680	$81,219
Net income per share(2)
Basic	$0.26	$0.07	$0.25	$0.36	$0.95
Diluted	0.26	0.07	0.25	0.36	0.94

	Quarter				Total Year
2008	First	Second	Third(5)	Fourth
	(Dollars in thousands, except per share data)
Revenue(1)	$435,104	$404,630	$395,733	$425,275	$1,660,742
Operating income(1)	35,933	22,520	563	49,648	$108,664
Net income (loss)	16,384	12,692	(147)	31,213	$60,142
Net income (loss) per share(2)
Basic	$0.18	$0.14	$(0.00)	$0.35	$0.67
Diluted	0.18	0.14	(0.00)	0.35	$0.67

(1)	As of December 31, 2009, the results of operations for Brooks College – Sunnyvale and Long Beach, CA, IADT – Pittsburgh, PA, IADT – Toronto, Canada, McIntosh College – Dover, NH, Lehigh Valley College – Center Valley, PA and five of the Gibbs locations including Piscataway and Livingston, NJ, New York, NY, Norwalk, CT and Norristown, PA are presented within discontinued operations for all periods presented.
(2)	Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree with the annual earnings per share amount for the corresponding year.
(3)	Second quarter 2009 net income includes pretax charges of $15.0 million in lease exit costs and $5.2 million for the fair value of remaining lease obligations for vacated space for two campuses within discontinued operations.
(4)	Fourth quarter 2009 net income includes pretax charges of $14.1 million related to the fair value of remaining lease obligations for space that was vacated offset by the receipt of a $12.0 million termination payment within continuing operations, and $43.8 million in pretax charges related to lease exit costs and the fair value of remaining lease obligations for vacated space within discontinued operations.
(5)	Third quarter 2008 operating income includes $6.8 million of asset impairment charges, $6.0 million in lease exit costs, $3.7 million for the fair value of remaining lease obligations for vacated space and $2.7 million of net expense associated with legal settlements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009, 2008, and 2007

19. SUBSEQUENT EVENTS

In accordance with FASB ASC under Topic 855 – Subsequent Events, we have evaluated our subsequent events through February 25, 2010. The following events took place after December 31, 2009 yet before February 25, 2010.

On January 15, 2010, we realigned our resources to more effectively execute our new strategic growth plan. We began the integration of our Art & Design SBU alongside AIU and CTU, within the University SBU. This realignment will facilitate synergies between the programs in Art & Design and University, especially in the areas of fashion design, merchandising, interior design and technology. It will also enable the sharing of student-focused online platforms and expertise and aid IADT as it pursues its longer-term strategy of regional accreditation. Brooks Institute, Harrington College of Design and Collins College joined the IADT schools in the alignment of the Art & Design group into the University SBU. The realignment also shifted Brown College and Briarcliffe College into the Health Education SBU. We expect Briarcliffe’s regional accreditation to be beneficial in providing greater opportunity for Sanford-Brown students to enroll in higher degree programs. This realignment resulted in new reportable segments.

In addition to the realignment, we completed a detailed review of our shared service costs to determine which of these costs should be distributed to the SBUs as well as how these shared service costs should be allocated. These services include legal, finance, human resources, marketing, certain academic functions and certain centralized activities related to student finance, including financial aid processing, student account posting and collections. Previously, these costs, recorded within Corporate and other, were allocated to our SBUs based upon a percentage of revenue. Improved data and analytical capabilities have provided us insight into costs being incurred to support the SBUs versus costs being incurred to support the corporation as a whole. The new methodology allocates costs based on usage and consumption factors such as student population, employee headcount, advertising spend, number of financial aid recipients and revenue where appropriate. In the case of certain services which are shared evenly across the SBUs, we will allocate evenly. The new methodology is intended to provide improved transparency into the costs of the shared services. The effect of these changes will impact the costs reported within each SBU and reduce the level of unallocated shared service costs. Results beginning in 2010 will be presented under the new methodology and prior period results will be revised to be comparable to the current reporting.

On February 16, 2010, the Board of Directors authorized the use of an additional $250.0 million to repurchase outstanding shares of its common stock under the company’s stock repurchase program. This is in addition to the $155.5 million still available under our previously authorized stock repurchase program, bringing the amount available under our authorized stock repurchase program to $405.5 million as of February 16, 2010. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on factors including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Incorporated by Reference to:

3.1	Restated Certificate of Incorporation of Career Education Corporation (originally incorporated on January 5, 1994).	Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2006.

3.2	Fifth Amended and Restated By-laws of Career Education Corporation (Amended and Restated effective as of August 1, 2008).	Exhibit 3.2 to our Quarterly Report on Form 10-Q for the period ended June 30, 2008.

4.1	Form of specimen stock certificate representing Common Stock.	Exhibit 4.1 to our Registration Statement on Form S-1, effective as of January 28, 1998.

4.2	Credit Agreement dated as of October 31, 2007 among Career Education Corporation, as borrower, CEC Europe, LLC & Investors S.C.S., as the European borrower, Bank of America, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, SunTrust Bank, as Documentation Agent, and the Other Lenders Party thereto. Schedules and exhibits to this Credit Agreement have not been included herewith, but will be furnished supplementally to the Commission upon request.	Exhibit 10.19 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007.

*10.1	Career Education Corporation 1998 Non-Employee Directors’ Stock Option Plan.	Exhibit 10.5 to our Registration Statement on Form S-1, effective as of January 28, 1998.

*10.2	First Amendment to the Career Education Corporation 1998 Non-Employee Directors’ Stock Option Plan dated as of May 17, 2002.	Exhibit 10.13 to our Form 10-Q for the period ended September 30, 2002.

*10.3	Second Amendment to the Career Education Corporation 1998 Non-Employee Directors’ Stock Option Plan.	Exhibit 10.5 to our Form 10-K for the year ended December 31, 2008.

*10.4	Form of Non-Employee Director’s Stock Option Agreement under the Company’s 1998 Non-Employee Directors’ Stock Option Plan.	Exhibit 10.6 to our Registration Statement on Form S-1, effective as of January 28, 1998.

*10.5	Career Education Corporation 1998 Employee Incentive Compensation Plan and the First, Second, Third, Fourth and Fifth Amendments thereto.	Exhibit B to our Proxy Statement dated April 16, 2004.

*10.6	Sixth Amendment to the Career Education Corporation 1998 Employee Incentive Compensation Plan dated as of February 27, 2004.	Exhibit 10.14 to our Quarterly Report on Form 10-Q for the period ended June 30, 2004.

*10.7	Seventh Amendment to the Career Education Corporation 1998 Employee Incentive Compensation Plan dated as of July 22, 2005.	Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2005.

*10.8	Form of Incentive Stock Option Agreement under the Company’s 1998 Employee Incentive Compensation Plan.	Exhibit 10.4 to our Registration Statement on Form S-1, effective as of January 28, 1998.

Exhibit Number	Exhibit	Incorporated by Reference to:

*10.9	Form of Restricted Stock Agreement under the 1998 Employee Incentive Compensation Plan.	Exhibit 10.1 to our Current Report on Form 8-K filed on May 24, 2006.

*10.10	Form of Indemnification Agreement for Directors and Executive Officers.	Exhibit 10.1 to our Current Report on Form 8-K filed June 25, 2008.

10.11	Form of Services Agreement between the Company and certain of its subsidiaries.	Exhibit 10.13 to our Form 10-K for the year ended December 31, 2007.

*10.12	Career Education Corporation Severance Plan for Executive Level Employees Plan Document (Effective as of February 1, 2008).	Exhibit 10.15 to our Form 10-K for the year ended December 31, 2007.

*10.13	First Amendment effective January 1, 2009 to Career Education Corporation Severance Plan for Executive Level Employees Plan Document.	Exhibit 10.16 to our Form 10-K for the year ended December 31, 2008.

*10.14	Employment Agreement by and among Career Education Corporation, CEC Employee Group, LLC and Gary E. McCullough dated March 5, 2007.	Exhibit 10.1 to our Current Report on Form 8-K filed on March 9, 2007.

*10.15	First Amendment to Employment Agreement by and among Career Education Corporation, CEC Employee Group, LLC and Gary E. McCullough dated March 5, 2007.	Exhibit 10.22 to our Form 10-K for the year ended December 31, 2008.

*10.16	Letter Agreement by and between Career Education Corporation and Michael J. Graham dated August 13, 2007.	Exhibit 10.1 to our Current Report on Form 8-K filed on August 22, 2007.

*10.17	Letter Agreement by and between Career Education Corporation and Jeffrey D. Ayers dated December 6, 2007.	Exhibit 10.24 to our Form 10-K for the year ended December 31, 2008.

*10.18	Letter Agreement by and between Career Education Corporation and Deborah Lenart dated February 18, 2008.	Exhibit 10.25 to our Form 10-K for the year ended December 31, 2008.

*10.19	Letter Agreement by and between Career Education Corporation and Leonard A. Mariani dated September 13, 2007.	Exhibit 10.26 to our Form 10-K for the year ended December 31, 2008.

*10.20	Separation Agreement and General Release by and between Leonard A. Mariani and Career Education Corporation dated June 1, 2009.	Exhibit 10.1 to our Current Report on Form 8-K/A filed on June 18, 2009.

*10.21	Letter Agreement by and between Career Education Corporation and Thomas G. Budlong dated August 16, 2007.	Exhibit 10.1 to our Current Report on Form 8-K filed on March 26, 2009.

*10.22	Agreement dated November 17, 2008 by and between Career Education Corporation and Gregory L. Jackson.	Exhibit 10.1 to our Current Report on Form 8-K filed on November 18, 2008.

*10.23	2008 Incentive Compensation Plan.	Exhibit 10.1 to our Current Report on Form 8-K filed on May 16, 2008.

*10.24	First Amendment to the 2008 Incentive Compensation Plan.	Exhibit 10.30 to our Form 10-K for the period ended December 31, 2008.

Exhibit Number	Exhibit	Incorporated by Reference to:

*10.25	Form of 2008 Non-qualified Stock Option Grant Agreement under the Career Education Corporation 2008 Incentive Compensation Plan.	Exhibit 10.2 to our Current Report on Form 8-K filed on May 16, 2008.

*10.26	Form of 2008 Restricted Stock Agreement under the Career Education Corporation 2008 Incentive Compensation Plan.	Exhibit 10.3 to our Current Report on Form 8-K filed on May 16, 2008.

*10.27	Form of Non-Qualified Stock Option Agreement (General Counsel).	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 27, 2009.

*10.28	Form of Restricted Stock Agreement (General Counsel).	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 27, 2009.

*10.29	Form of Non-Qualified Stock Option Agreement (General Counsel).	Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on February 27, 2009.

*10.30	Form of Restricted Stock Agreement.	Filed as Exhibit 10.4 to our Current Report on Form 8-K filed on February 27, 2009.

*10.31	Form of Option Extension and Amendment Agreements dated February 20, 2009 between the Company and the following non-employee directors: Dennis H. Chookaszian, Patrick W. Gross, Thomas B. Lally, Steven H. Lesnik and Leslie T. Thornton.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 20, 2009.

*10.32	Form of Option Extension and Amendment Agreements dated February 20, 2009 between the Company and the following non-employee directors: David W. Devonshire and Edward A. Snyder.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 20, 2009.

*10.33	Form of Option Extension Agreement dated February 20, 2009 between the Company and Gregory L. Jackson.	Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on February 20, 2009.

*10.34	Form of Option and Restricted Stock Amendment Agreements dated February 20, 2009 between the Company and its Section 16 reporting officers.	Filed as Exhibit 10.4 to our Current Report on Form 8-K filed on February 20, 2009.

*10.35	Form of Restricted Stock Agreement dated February 20, 2009 between the Company and Gary E. McCullough.	Filed as Exhibit 10.5 to our Current Report on Form 8-K filed on February 20, 2009.

+*10.36	Non-Employee Director Share Accumulation Program pursuant to the 2008 Incentive Compensation Plan.

+21	Subsidiaries of the Company.

+23.1	Consent of Ernst & Young LLP.

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit	Incorporated by Reference to:

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-K.
+	Filed herewith