Form 10-Q
period 2010-03-31
CAREER EDUCATION CORP
filed 2010-05-05
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Number of shares of registrant’s common stock, par value $0.01, outstanding April 30, 2010: 81,819,798

CAREER EDUCATION CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$215,944	$284,473
Short-term investments	206,225	200,379

Total cash and cash equivalents and short-term investments	422,169	484,852
Student receivables, net of allowance for doubtful accounts of $39,216 and $34,963 as of March 31, 2010 and December 31, 2009, respectively	58,080	57,823
Receivables, other, net	4,166	5,256
Prepaid expenses	47,259	41,090
Inventories	11,320	11,271
Deferred income tax assets, net	12,983	12,983
Other current assets	6,667	9,442
Assets of discontinued operations	5,128	6,118

Total current assets	567,772	628,835

NON-CURRENT ASSETS:
Property and equipment, net	303,684	306,279
Goodwill	374,925	377,515
Intangible assets, net	177,828	178,520
Assets of discontinued operations	23,653	24,401
Student receivables, net of allowance for doubtful accounts of $25,025 and $18,394 as of March 31, 2010 and December 31, 2009, respectively	20,485	21,455
Deferred income tax assets, net	3,799	3,659
Other assets, net	23,203	23,178

TOTAL ASSETS	$1,495,349	$1,563,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of capital lease obligations	$769	$880
Accounts payable	42,203	51,108
Accrued expenses:
Payroll and related benefits	53,433	88,439
Advertising and production costs	25,254	21,436
Income taxes	47,090	17,849
Earnout payments	17,109	18,009
Other	60,281	46,182
Deferred tuition revenue	167,677	184,411
Liabilities of discontinued operations	14,677	13,695

Total current liabilities	428,493	442,009

NON-CURRENT LIABILITIES:
Capital lease obligations, net of current maturities	1,523	2,262
Deferred rent obligations	91,439	91,725
Liabilities of discontinued operations	53,667	62,997
Earnout payments	20,198	23,680
Other liabilities	16,389	19,124

Total non-current liabilities	183,216	199,788

SHARE-BASED AWARDS SUBJECT TO REDEMPTION	213	521
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 96,422,737 and 95,399,192 shares issued, 83,386,394 and 85,785,478 shares outstanding as of March 31, 2010 and December 31, 2009, respectively	964	954
Additional paid-in capital	250,923	244,992
Accumulated other comprehensive income	492	8,408
Retained earnings	944,588	889,057
Cost of 13,036,343 and 9,613,714 shares in treasury as of March 31, 2010 and December 31, 2009, respectively	(313,540)	(221,887)

Total stockholders’ equity	883,427	921,524

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,495,349	$1,563,842

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2010	2009
REVENUE:
Tuition and registration fees	$509,753	$415,674
Other	19,929	17,189

Total revenue	529,682	432,863

OPERATING EXPENSES:
Educational services and facilities	160,297	146,616
General and administrative	264,528	218,897
Depreciation and amortization	16,753	16,101

Total operating expenses	441,578	381,614

Operating income	88,104	51,249

OTHER (EXPENSE) INCOME:
Interest income	247	1,158
Interest expense	(13)	(10)
Miscellaneous expense	(275)	(37)

Total other (expense) income	(41)	1,111

PRETAX INCOME	88,063	52,360
Provision for income taxes	32,108	18,467

INCOME FROM CONTINUING OPERATIONS	55,955	33,893

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(733)	(10,636)

NET INCOME	$55,222	$23,257

NET INCOME (LOSS) PER SHARE – BASIC:
Income from continuing operations	$0.68	$0.38
Loss from discontinued operations	(0.01)	(0.12)

Net income	$0.67	$0.26

NET INCOME (LOSS) PER SHARE – DILUTED:
Income from continuing operations	$0.67	$0.38
Loss from discontinued operations	(0.01)	(0.12)

Net income	$0.66	$0.26

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	82,298	90,090

Diluted	83,116	90,162

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,222	$23,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	16,753	16,802
Bad debt expense	26,217	9,943
Compensation expense related to share-based awards	4,995	3,157
Loss on disposition of property and equipment	337	295
Changes in operating assets and liabilities	(50,056)	(4,755)

Net cash provided by operating activities	53,468	48,699

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(117,628)	(225,622)
Sales of available-for-sale investments	111,782	149,009
Purchases of property and equipment	(19,757)	(14,898)
Earnout payments	(4,382)	—
Other	(309)	(266)

Net cash used in investing activities	(30,294)	(91,777)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(89,637)	(40,184)
Issuance of common stock	883	520
Tax benefit associated with stock option exercises	64	21
Payments of capital lease obligations	(749)	(141)

Net cash used in financing activities	(89,439)	(39,784)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
CHANGES ON CASH AND CASH EQUIVALENTS:	(2,857)	(2,875)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(69,122)	(85,737)
DISCONTINUED OPERATIONS CASH ACTIVITY INCLUDED ABOVE:
Add: Cash balance of discontinued operations, beginning of the period	599	2,004
Less: Cash balance of discontinued operations, end of the period	6	2,258
CASH AND CASH EQUIVALENTS, beginning of the period	284,473	242,854

CASH AND CASH EQUIVALENTS, end of the period	$215,944	$156,863

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

1. DESCRIPTION OF THE COMPANY

The colleges, schools and universities that are part of the Career Education Corporation (“CEC”) family offer high-quality education to a diverse student population of over 116,000 students across the world in a variety of career-oriented disciplines. The approximately 90 campuses that serve these students are located throughout the U.S. and in France, Italy, the United Kingdom and Monaco, and offer doctoral, master’s, bachelor’s and associate degrees and diploma and certificate programs. Approximately 40% of our students attend the web-based virtual campuses of American InterContinental University, Colorado Technical University, International Academy of Design & Technology and Le Cordon Bleu College of Culinary Arts.

CEC is an industry leader whose brands are recognized globally. Those brands include, among others, American InterContinental University (“AIU”); Brooks Institute; Colorado Technical University (“CTU”); Harrington College of Design; INSEEC Group (“INSEEC”) Schools, including the International University of Monaco (“IUM”); International Academy of Design & Technology (“IADT”); Istituto Marangoni; Le Cordon Bleu North America (“LCB”); and Sanford-Brown Institutes and Colleges. Through our schools, CEC is committed to providing quality education, enabling students to graduate and pursue rewarding careers.

For more information, see CEC’s website at www.careered.com. The website includes a detailed listing of individual campus locations and web links to CEC’s colleges, schools, and universities.

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The unaudited consolidated financial statements presented herein include the accounts of CEC and our wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated.

On January 15, 2010, we realigned our resources to more effectively execute our new strategic growth plan. We began the integration of our schools which previously comprised the Art & Design Strategic Business Unit (“SBU”) alongside AIU and CTU, within the University SBU. This realignment will facilitate synergies between the programs in Art & Design and University, especially in the areas of fashion design, merchandising and interior design and technology. It will also enable the sharing of student-focused online platforms and expertise and aid IADT as it pursues its longer-term strategy of regional accreditation. Harrington College of Design, Collins College and Brooks Institute joined the IADT schools in the alignment of the Art & Design group into the University SBU. The realignment also shifted Brown College and Briarcliffe College into the Health Education SBU. We expect Briarcliffe’s regional accreditation to be beneficial in providing greater opportunity for Sanford- Brown students to enroll in higher degree programs. This realignment resulted in new reportable

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

segments, and prior period results have been revised to reflect these new reportable segments. See Note 12 “Segment Reporting” of the notes to our unaudited consolidated financial statements for further discussion.

In addition to the realignment, we completed a detailed review of our shared service costs to determine which of these costs should be charged to the SBUs as well as how these shared service costs should be allocated. These services include legal, finance, human resources, marketing, certain academic functions and certain centralized activities related to student finance, including financial aid processing, student account posting and collections. These costs, recorded within Corporate and other, were previously allocated to our SBUs based upon a percentage of revenue. Improved data and analytical capabilities have provided us insight into costs being incurred to support the SBUs versus costs being incurred to support the corporation as a whole. The new methodology allocates costs based on usage and consumption factors such as student population, employee headcount, advertising spend, number of financial aid recipients and revenue where appropriate. In the case of certain services which are shared evenly across the SBUs, we will allocate evenly. The new methodology is intended to provide improved transparency into the costs of the shared services. The effect of these changes impact the costs reported within each SBU and reduce the level of unallocated shared service costs. Results beginning in 2010 are presented under the new methodology and prior period results have been revised to be comparable to the current reporting.

3. RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2009, we adopted the most recent authoritative guidance issued by the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) under Topic 820 – Fair Value Measurements and Disclosures for our nonfinancial assets and nonfinancial liabilities, including long-lived assets, goodwill and intangible assets. This adoption did not have a material impact on our unaudited consolidated financial statements. Furthermore, the authoritative guidance clarifies determination of fair value of a financial asset when the market for that asset is not active and what constitutes an inactive market. Additional guidance is given on measuring the fair value of financial instruments when market activity has decreased and quoted prices may not be determinative of fair value. Management has fully considered this guidance and related update when determining the fair value of our financial assets as of March 31, 2010, and our adoption did not have a material impact on our unaudited consolidated financial statements.

On April 9, 2009, we adopted the most recent authoritative guidance issued by FASB ASC under Topic 825 – Financial Instruments. Disclosures related to the fair value of financial instruments to interim periods have been expanded to improve upon the comparability and transparency of financial statements. Additionally, authoritative guidance issued under Topic 320 – Investments – Debt and Equity Securities provides further guidance related to other-than temporary impairment for debt securities by now requiring that an investor must assert that it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost basis to avoid recognizing an other-than-temporary impairment. Management has fully considered this guidance when determining the fair value of our financial assets as of March 31, 2010 and does not believe it has a material impact on our unaudited consolidated financial statements.

In the second quarter of 2009, we adopted the most recent authoritative guidance issued by FASB ASC under Topic 855 – Subsequent Events. The authoritative guidance establishes general standards of accounting and disclosure guidelines for events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. Our adoption of the guidance and the related 2010 update did not have a material impact on our unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

In January 2009, the Securities and Exchange Commission (“SEC”) issued Release No. 33-9002, Interactive Data to Improve Financial Reporting. The rule requires all companies to provide their financial statements and financial statement schedules to the SEC and on their corporate websites in interactive data format using the eXtensible Business Reporting Language (“XBRL”), which is an electronic language specifically for the communication of business and financial data. The intention of XBRL is to improve its usefulness to users and to automate regulatory filings and business information processing. Interactive data has the potential to improve efficiencies and the analyses of financial disclosures by investors and other users. We are required to adopt this rule by June 15, 2010. We elected to early adopt this rule in the first quarter of 2010 and have made the necessary filings. The adoption of this rule did not have a material impact on our financial statements or other reporting.

4. DISCONTINUED OPERATIONS

As of March 31, 2010, the results of operations for schools that have ceased operations or were sold are presented within discontinued operations. We expect to incur approximately $7.0 million by the fourth quarter 2010 of future remaining lease obligations upon the closure of our AIU – Los Angeles, CA campus. The results for this campus will be recast as a component of discontinued operations upon the completion of its teach out.

Results of Discontinued Operations

Combined summary results of operations for our discontinued operations for the three months ended March 31, 2010 and 2009, were as follows:

	For the Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Revenue	$(13)	$4,597

Loss before income tax	$(1,128)	$(16,134)
Income tax benefit	(395)	(5,498)

Loss from discontinued operations	$(733)	$(10,636)

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our unaudited consolidated balance sheets as of March 31, 2010 and December 31, 2009 include the following:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Assets:
Current assets:
Cash and cash equivalents	$6	$599
Receivables, net	117	242
Prepaid expenses	1,539	1,813
Deferred income tax assets	3,462	3,462
Other current assets	4	2

Total current assets	5,128	6,118
Non-current assets:
Deferred income tax assets	21,474	21,474
Other assets, net	2,179	2,927

Total assets of discontinued operations	$28,781	$30,519

Liabilities:
Current Liabilities:
Accounts payable	$39	$173
Accrued payroll and related benefits	76	1,722
Accrued expenses	3,025	4,190
Deferred tuition revenue	—	44
Remaining lease obligations	11,537	7,566

Total current liabilities	14,677	13,695
Non-current liabilities:
Remaining lease obligations	53,667	62,997

Total liabilities of discontinued operations	$68,344	$76,692

Remaining Lease Obligations

A number of the campuses that have ceased operations in 2008 and 2009 have remaining lease obligations that range from two to nine years. A liability is recorded representing the fair value of the remaining lease obligation at the time in which the space is no longer being utilized. Changes in our future remaining lease obligations, which are reflected within current and non-current liabilities of discontinued operations on our unaudited consolidated balance sheets, for our discontinued operations for the three months ended March 31, 2010 and 2009, were as follows:

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Other (2)	Balance, End of Period
	(Dollars in thousands)
For the three months ended March 31, 2010	$70,563	$29	$(5,388)	$—	$65,204

For the three months ended March 31, 2009	$14,468	$8,101	$(2,239)	$3,010	$23,340

(1)	Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates, and variances between estimated and actual charges.
(2)	Includes existing deferred rent liability balances for newly vacated spaces that offset the losses incurred in the period recorded.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

5. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents and Investments

Cash and cash equivalents and investments from our continuing operations consist of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010
	Cost	(Dollars in thousands) Gross Unrealized		Fair Value
		Gain	(Loss)
Cash and cash equivalents:
Cash	$127,195	$—	$—	$127,195
Money market funds	88,442	307	—	88,749

Total cash and cash equivalents	215,637	307	—	215,944

Short-term investments (available-for-sale):
U.S. Treasury bills	206,265	20	(60)	206,225

Total cash and cash equivalents and short-term investments	$421,902	$327	$(60)	$422,169

Long-term Investments:
Municipal bonds	$12,325	$—	$(783)	$11,542

	December 31, 2009
	Cost	(Dollars in thousands) Gross Unrealized		Fair Value
		Gain	(Loss)
Cash and cash equivalents:
Cash	$180,571	$—	$—	$180,571
Money market funds	103,530	372	—	103,902

Total cash and cash equivalents	284,101	372	—	284,473

Short-term investments (available-for-sale):
U.S. Treasury bills	200,320	61	(2)	200,379

Total cash and cash equivalents and short-term investments	$484,421	$433	$(2)	$484,852

Long-term Investments:
Municipal bonds	$12,325	$—	$(745)	$11,580

In the table above, unrealized holding losses as of March 31, 2010 relate to cash equivalents and available-for-sale investments that have been in a continuous unrealized loss position for less than one year. The table also includes unrealized holding losses that relate to our long-term investments in municipal bonds, which are auction rate securities (“ARS”). When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been less than the cost basis, the financial condition of the investee, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value. The decline in the fair value of our municipal bonds through March 31, 2010 is attributable to the lack of activity in the ARS market, exposing these investments to liquidity risk.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Included in cash and cash equivalents above are amounts related to certain of our European campuses that are operated on a not-for-profit basis. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. The amount of cash and cash equivalents of our not-for-profit schools with restrictions was $43.6 million and $49.9 million at March 31, 2010 and December 31, 2009, respectively. Restrictions on cash balances have not affected our ability to fund operations.

Money Market funds. Money Market funds are mutual funds that invest in lower risk securities and generate low yields. Such funds maintain clear investment guidelines and seek to limit credit, market and liquidity risks.

Municipal bonds: Municipal bonds represent debt obligations issued by states, cities, counties, and other governmental entities, which earn federally tax-exempt interest. ARS generally have stated terms to maturity of greater than one year. We classify investments in ARS as non-current on our unaudited consolidated balance sheets within other assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continue to accrue interest and are auctioned on a set interval until the auction succeeds, the issuer calls the securities, or they mature. As of March 31, 2010, we have determined these investments are at risk for impairment due to the nature of the liquidity of the market over the past year. Cumulative unrealized losses as of March 31, 2010, amount to $0.8 million and are reflected within other comprehensive income as a component of stockholders’ equity. We believe this impairment is temporary, as we do not intend to sell the investments and it is unlikely we will be required to sell the investments before recovery of their amortized cost basis. Municipal bonds in the above table that are invested in ARS were $11.5 million and $11.6 million at March 31, 2010 and December 31, 2009, respectively.

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

As of March 31, 2010, we held investments that are required to be measured at fair value on a recurring basis. Investments (available-for-sale) consist of U.S. Treasury bills that are publicly traded and for which market prices are readily available.

As of March 31, 2010, we also held investments in auction rate securities, which are classified as available-for-sale and reflected at fair value. The auction events for these investments have failed for the past year. The fair values of these securities are estimated utilizing a discounted cash flow analysis as of March 31,

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

2010. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics.

Investments measured at fair value on a recurring basis subject to the disclosure requirements issued by the FASB ASC under Topic 820 – Fair Value Measurements and Disclosures at March 31, 2010, were as follows:

	As of March 31, 2010
	(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Municipal bonds	$—	$—	$11,542	$11,542
U.S. Treasury bills	206,225	—	—	206,225

Totals	$206,225	$—	$11,542	$217,767

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC Topic 820 at March 31, 2010:

(Dollars in thousands)
Balance at December 31, 2009	$11,580
Unrealized loss	(38)
Settlements	—

Balance at March 31, 2010	$11,542

Credit Agreement

As of March 31, 2010, we had letters of credit totaling $10.1 million outstanding under our $185.0 million U.S. Credit Agreement. Credit availability under our U.S. Credit Agreement as of March 31, 2010, was $174.9 million.

6. RECEIVABLES

Student Receivables Valuation Allowance

Changes in our short-term and long-term receivables allowance for the three months ended March 31, 2010 and 2009 were as follows:

	Balance, Beginning of Period	Charges to Expense (1)	Amounts Written-off	Balance, End of Period
For the three months ended March 31, 2010	$53,357	$26,382	$(15,498)	$64,241

For the three months ended March 31, 2009	$47,895	$9,934	$(10,620)	$47,209

(1)	For the three months ended March 31, 2010, amount includes pretax expense of $8.1 million related to an increase in reserve rates applied to outstanding receivable balances attributed to our extended payment plan programs and our previously terminated recourse loan program.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Outstanding net recourse loan receivable balances for continuing operations as of March 31, 2010 and December 31, 2009 were $3.7 million and $8.5 million, respectively. These receivables are reported under non-current assets as a component of student receivables, net within the unaudited consolidated balance sheets.

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

Plaintiffs recently filed a fifth amended complaint alleging the same causes of action, but including new claims based on: (1) violations of the California Education Code, which was recently reinstated by the California legislature; and (2) violations of the Le Cordon Bleu license agreement. We will be filing a motion to dismiss these new claims. The motion will be heard in June 2010.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The parties have also been engaged in mediation sessions and settlement discussions regarding the Amador and Adams actions. The mediation did not result in a settlement but the parties are continuing to negotiate.

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

Defendants filed a motion to dismiss Plaintiffs’ claims of unfair practices under the Act and fraudulent omission. By Order dated June 24, 2009 the Court granted Defendants’ motion to dismiss Plaintiffs’ fraudulent omission claim (Count IV of the Amended Complaint), and denied Defendants’ motion to dismiss Plaintiffs’ Illinois Consumer Fraud Act Claim. Defendants have filed answers and affirmative defenses in response to the amended complaint. The parties have begun initial written discovery and the case is set for a case management conference on May 26, 2010.

Schuster, et al. v. Western Culinary Institute, Ltd. and Career Education Corporation. On March 5, 2008, original named plaintiffs Shannon Gozzi and Megan Koehnen filed a complaint in Portland, Oregon in the Circuit Court of the State of Oregon in and for Multnomah County. Plaintiffs filed the complaint individually and as a putative class action and alleged two claims for equitable relief: violation of Oregon’s Unlawful Trade Practices Act and unjust enrichment. Plaintiffs filed an amended complaint on April 10, 2008, which added two claims for money damages: fraud and breach of contract. Plaintiffs allege that Western Culinary Institute, Ltd. (“WCI”) made a variety of misrepresentations to them, relating generally to WCI’s placement statistics, students’ employment prospects upon graduation from WCI, the value and quality of an education at WCI, and the amount of tuition students could expect to pay as compared to salaries they may earn after graduation. On May 21, 2008, plaintiffs filed a second amended complaint in which they simply changed the statement “Claims Subject to Mandatory Arbitration” on the caption to “Claims Not Subject to Mandatory Arbitration” (emphasis added). WCI and CEC filed an answer on June 13, 2008 and WCI subsequently moved to dismiss certain of plaintiffs’ claims under Oregon’s Unlawful Trade Practices Act; that motion was granted on September 12, 2008. Shannon Gozzi subsequently withdrew as a named plaintiff and is now asserting claims merely as an absent class member, and former named plaintiff Meghan Koehnen’s claims have been dismissed. Jennifer Schuster is now the sole named Plaintiff, and she filed a third amended complaint on November 20, 2008. Defendants filed an answer on December 5, 2008. Plaintiffs filed their most recent operative pleading, a fourth amended complaint, on September 2, 2009, and Defendants filed an answer on October 15, 2009. The parties completed written discovery on class issues. Plaintiffs filed their motion for class certification on August 31, 2009, and oral argument on the motion was heard on October 29, 2009. On February 5, 2010, the Court entered a formal Order granting class certification on part of the UTPA and fraud claims purportedly based on omissions, denying certification of the rest of those claims and denying certification of the breach of contract and unjust enrichment claims. The class will consist of students who enrolled at WCI between March 5, 2006 and February 5, 2010, excluding those who dropped out or were dismissed from the school for academic reasons. The parties are currently engaged in merits discovery.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Accrediting Body and Federal Regulatory Matters

AIU’s accrediting agency, the Higher Learning Commission of the North Central Association of Colleges and Schools, or HLC, commissioned an advisory team to visit AIU in January 2010. The advisory team visit was focused on AIU’s educational and business practices. Although a final report of the advisory team has not yet been issued to AIU, AIU has been advised by HLC that the advisory team did not cite AIU for any violation of any HLC accreditation criteria and that the team did not recommend any sanction or limitation on AIU’s accreditation status based on the results of its review. AIU was also advised that the advisory team has recommended a focused visit for the 2011-2012 academic year to evaluate AIU’s transition to a new undergraduate credit structure which was introduced in February 2010. Finally, AIU has been advised that the recommended focused visit will supersede the focused visit concerning credit equivalence previously scheduled for 2010.

We anticipate that the final advisory team report will be issued to AIU within the next few weeks. HLC is not required to accept the conclusions and recommendations contained in the advisory team’s final report, and could order additional monitoring or other action against AIU with respect to the matters covered by the review or any other matters relating to the accreditation of the institution.

In addition and as previously disclosed, in connection with HLC’s initial accreditation of AIU in May 2009, AIU was required to submit a progress report to HLC relating to curricula design and AIU’s graduate programs’ student learning outcomes. AIU submitted the progress report to HLC in March 2010.

As part of Title IV administration, the U.S. Department of Education (“ED”) periodically conducts program reviews at selected schools that receive Title IV funds. ED program review reports for AIU and Gibbs College – Livingston, New Jersey (school closed) and final determination letters for Briarcliffe College and Katharine Gibbs School – New York, New York (school closed) are currently pending. The program review report and/or final determination letter will, generally, cover a school’s main campus and any branch campuses. We are committed to resolving all issues identified in connection with these program reviews to the ED’s satisfaction and ensuring that our schools operate in compliance with all ED regulations. We cannot predict the outcome of these program reviews, and any unfavorable outcomes could have a material adverse effect on our business, results of operations, cash flows and financial position.

8. INCOME TAXES

The determination of the annual effective tax is based upon a number of significant estimates and judgments, including the estimated annual pretax income in each tax jurisdiction in which we operate and the ongoing development of tax planning strategies during the year. In addition, our provision for income taxes can be impacted by changes in tax rates or laws, the finalization of tax audits and reviews, as well as other factors that cannot be predicted with certainty. As such, there can be significant volatility in interim tax provisions.

The following is a summary of our income tax provision and effective tax rate for continuing operations:

	For the Three Months Ended March 31,
	2010	2009
Pretax income	$88,063	$52,360
Provision for income taxes	$32,108	$18,467
Effective tax rate	36.5%	35.3%

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The increase in our effective tax rate for the three months ended March 31, 2010 as compared to the prior year quarter was primarily due to increases in our state income tax expense due to earnings mix shifts and various state law changes, less non-profit income as a percentage of pretax income. In addition, the current year quarter results include lower levels of tax-exempt interest as a percentage of pretax income and an increase of tax reserves compared to the prior year.

We estimate that it is reasonably possible that the liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $9.5 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the three months ended March 31, 2010 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of March 31, 2010, we had accrued $3.6 million as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely audited by federal, state and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service completed its examination of our U.S. income tax returns through our tax year ending December 31, 2004.

9. STOCK REPURCHASE PROGRAM

During the three months ended March 31, 2010, we repurchased approximately 3.4 million shares of our common stock for approximately $89.7 million at an average price of $26.71 per share.

As of March 31, 2010, approximately $355.8 million was available under our authorized stock repurchase program to repurchase outstanding shares of our common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. The repurchase of shares of our common stock reduces the amount of cash available to pay cash dividends to our stockholders. We have never paid cash dividends on our common stock.

On February 23, 2010, the Company entered into a stock repurchase plan established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “1934 Act”), in connection with its previously authorized stock repurchase program. A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be unable to do so under the 1934 Act’s insider trading rules.

The Company’s 10b5-1 repurchase plan (the “10b5-1 Repurchase Plan”) will facilitate purchases of the Company’s common shares under its authorized stock repurchase program. The Company’s designated broker will have authority under the 10b5-1 Repurchase Plan to repurchase up to an additional $80.0 million of the Company’s common stock. Purchases under the 10b5-1 Repurchase Plan commenced on March 24, 2010. Purchases of common stock under the 10b5-1 Repurchase Plan are subject to specified parameters and certain price and volume restraints as established in the Plan. Through March 31, 2010, approximately $14.7 million of the $80.0 million authorized was used to repurchase stock under the Company’s 10b5-1 stock repurchase program. Through the Company’s 10b5-1 repurchase program announced by the Company on February 23, 2010, an additional $50.0 million, or 1.5 million shares, of our common stock was repurchased through April 30, 2010.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

10. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

On May 13, 2008, the stockholders of CEC approved the Career Education Corporation 2008 Incentive Compensation Plan (the “2008 Plan”). The 2008 Plan authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards. Any shares of CEC common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share granted for purposes of the aggregate share limit and any shares of CEC common stock that are subject to any other form of award will be counted as 1.67 shares for each share granted for purposes of the aggregate share limit. The 2008 Plan replaced our 1998 Employee Incentive Compensation Plan, as amended (the “1998 Employee Plan”) and our 1998 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). As of March 31, 2010 there were approximately 5.8 million shares of common stock available for future share-based awards under the 2008 Plan.

As of March 31, 2010, we estimate that pretax compensation expense of $43.4 million will be recognized over the next five years for all unvested share-based awards that have been granted to participants, including both stock options and shares of restricted stock. We expect to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock or by using treasury shares.

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Stock option activity during the three months ended March 31, 2010, under all of our stock option plans was as follows:

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2009	3,213	$28.30
Granted	435	29.02
Exercised	(18)	19.78
Forfeited	—	—
Cancelled	(22)	50.23

Outstanding as of March 31, 2010	3,608	$28.30

Exercisable as of March 31, 2010	2,336	$30.82

Restricted Stock. Shares of restricted stock generally become vested either three years after the date of grant or 25% per year over a four-year service period beginning on the date of grant. If a plan participant terminates his or her employment for any reason other than by death or disability during the vesting period, he or she forfeits the right to the unvested shares of restricted stock. The vesting of shares of restricted stock is subject to possible acceleration in certain circumstances. Certain of the shares of restricted stock that we have granted to plan participants are subject to performance conditions that, even if the requisite service period is met, may reduce the number of shares of restricted stock that vest at the end of the requisite service period or result in all shares being forfeited. These awards are referred to as “performance-based restricted stock.”

The following table summarizes information with respect to all outstanding shares of restricted stock under our plans during the three months ended March 31, 2010:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2009	1,708	$20.46
Granted	1,025	29.02
Vested	(202)	29.75
Forfeited	(34)	21.78

Outstanding as of March 31, 2010	2,497	$23.21

Change in Control Provisions

Each of the share-based awards granted under the 2008 Plan, the 1998 Employee Plan and the Directors’ Plan, including stock options and shares of restricted stock, are subject to “change in control” provisions that accelerate vesting of outstanding equity awards under the plans under certain circumstances. As defined by these plans, a change in control generally is deemed to have occurred if, among other things, any corporation, person, or other entity (other than CEC, a majority-owned subsidiary of CEC or any of CEC’s subsidiaries, or an employee benefit plan sponsored or maintained by CEC), including a “group” as defined in Section 13(d)(3) of the Exchange Act, becomes the beneficial owner of our common stock representing more than 20% under our 1998 Employee Plan and Directors’ Plan, or 35% under our 2008 Plan, of the combined voting power of our then outstanding common stock. Under the 1998 Plans, accelerated vesting of outstanding awards occurs upon a change in control; under the 2008 Plan, which is a ‘double-trigger’ plan, accelerated vesting occurs only when an award holder is terminated involuntarily not for cause within two years after a change in control of the Company.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

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

If any person or entity, including a group, beneficially owned 20% or more, of the combined voting power of our then outstanding common stock as of March 31, 2010, triggering the accelerated vesting provisions of our 1998 Employee Plan discussed above, we would have recognized accelerated share-based compensation expense of approximately $2.7 million during the first quarter of 2010.

As of March 31, 2010, we are not aware of any person or entity, including a group, who beneficially owns 20% or more of the combined voting power of our outstanding common stock. As of March 31, 2010, no individual shareholder owned more than 19.3% of the combined voting power of our then outstanding common stock.

11. WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted net income per share for the three months ended March 31, 2010 and 2009 were as follows:

	For the Three Months Ended March 31,
	2010	2009
	(In thousands)
Basic common shares outstanding	82,298	90,090
Common stock equivalents	818	72

Diluted common shares outstanding	83,116	90,162

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

During the three months ended March 31, 2010 and 2009, we issued less than 0.1 million shares, each year respectively, of our common stock upon the exercise of employee stock options and the purchase of common stock pursuant to our employee stock purchase plan.

Included in stock options outstanding as of March 31, 2010 and 2009, are stock options to purchase 2.3 million shares, each year respectively, of our common stock that were not included in the computation of diluted net income per share because the stock options’ exercise prices were greater than the annual average market price of our common stock and, therefore, the effect of the inclusion of such stock options would have been anti-dilutive. These stock options may become dilutive in future periods.

12. SEGMENT REPORTING

During the first quarter of 2010, we realigned our resources more effectively by integrating our schools which previously comprised our Art & Design SBU alongside AIU and CTU within the University SBU. Harrington College of Design, Collins College and Brooks Institute joined the IADT schools in the alignment of the Art & Design group into the University SBU. The realignment also shifted Brown College and Briarcliffe College into the Health Education SBU.

As a result of the realignment, the Company now has five reportable segments consisting of University, Culinary Arts, Health Education, International and Transitional schools.

University includes our AIU, CTU, IADT, Harrington College of Design, Collins College and Brooks Institute schools. These schools collectively offer regionally and nationally accredited academic programs in the career-oriented disciplines of business studies, visual communications and design technologies, film and video production, photography, health education, information technology, criminal justice, and education in an online, classroom or laboratory setting.

Culinary Arts includes our LCB schools that collectively offer culinary arts programs in the career-oriented disciplines of culinary arts, baking and pastry arts, and hotel and restaurant management primarily in a classroom, kitchen or online setting.

Health Education includes our Sanford-Brown schools, along with Brown College, Briarcliffe College, Missouri College and our Gibbs Colleges—Farmington, CT and Boston, MA. These schools collectively offer academic programs in the career-oriented disciplines of health education, complemented by certain programs in business studies and information technology in a classroom, laboratory or online setting.

International includes our INSEEC schools, including IUM, and Istituto Marangoni schools located in France, Italy, the United Kingdom and Monaco, which collectively offer academic programs in the career-oriented disciplines of business studies, health education, fashion and design and visual communications and technologies in a classroom or laboratory setting.

Transitional Schools includes those schools that are currently being taught out. As of March 31, 2010, AIU – Los Angeles, CA is the only school included in Transitional Schools. We anticipate AIU-Los Angeles will complete its teach out by the fourth quarter 2010, and the results of its operations for all periods presented will be reflected within Discontinued Operations.

Segment performance is evaluated by the Company and its chief operating decision maker based on operating income. Adjustments to reconcile segment results to unaudited consolidated results are included under the caption “Corporate and other,” which primarily includes unallocated corporate activity and eliminations.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Summary financial information by reportable segment is as follows:

	Revenue		Operating Income (Loss)
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2010	2009	2010	2009

University	$290,664	$238,939	$68,708	$42,488
Culinary Arts	92,754	75,282	8,205	(1,150)
Health Education	103,864	83,097	11,008	9,798
International	42,338	34,509	13,432	11,365
Transitional Schools	257	1,097	(1,408)	(1,316)

Subtotal	529,877	432,924	99,945	61,185
Corporate and other	(195)	(61)	(11,841)	(9,936)

Total	$529,682	$432,863	$88,104	$51,249

	Total Assets as of (1)
	March 31, 2010	December 31, 2009
University	$273,546	$255,522
Culinary Arts	357,974	357,472
Health Education	260,953	279,001
International	219,026	242,214
Transitional Schools	3,869	3,955

Subtotal	1,115,368	1,138,164
Corporate and other	351,200	395,159
Discontinued Operations	28,781	30,519

Total	$1,495,349	$1,563,842

(1)	Total assets do not include intercompany receivable or payable activity between schools and corporate.

13. OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive income (loss) for the periods presented:

	For the Three Months Ended March 31,
	2010	2009
Net income	$55,222	$23,257
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,757)	(4,937)
Unrealized losses on investments, net of tax	(159)	(266)

Total comprehensive income	$47,306	$18,054

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

14. SUBSEQUENT EVENTS

On April 15, 2010, the Company acquired IUM for total consideration of approximately $12.2 million, which includes $7.9 million of purchase price and $4.3 million related to the assumption of outstanding shareholder loans. Subsequent adjustments may be made upon the finalization of purchase price and related purchase accounting adjustments. IUM is a leading international business university located in Monte Carlo, offering bachelor’s, master’s and doctoral programs in such areas as finance, international business and luxury goods and services, and its current enrollment includes nearly 400 students representing 62 countries. IUM has joined the INSEEC group and will position INSEEC for continued growth as a leader in postsecondary education in Europe.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “will,” and similar expressions, but these words are not the exclusive means of identifying these forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, that could cause our actual growth, results of operations, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.

Overview

The colleges, schools and universities that are part of the Career Education Corporation (“CEC”) family offer high-quality education to a diverse student population of over 116,000 students across the world in a variety of career-oriented disciplines. The approximately 90 campuses that serve these students are located throughout the U.S. and in France, Italy, the United Kingdom and Monaco, and offer doctoral, master’s, bachelor’s and associate degrees and diploma and certificate programs. Approximately 40% of our students attend the web-based virtual campuses of American InterContinental University, Colorado Technical University, International Academy of Design & Technology and Le Cordon Bleu College of Culinary Arts.

CEC is an industry leader whose brands are recognized globally. Those brands include, among others, American InterContinental University (“AIU”); Brooks Institute; Colorado Technical University (“CTU”); Harrington College of Design; INSEEC Group (“INSEEC”) Schools, including the International University of Monaco (“IUM”); International Academy of Design & Technology (“IADT”); Istituto Marangoni; Le Cordon Bleu North America (“LCB”); and Sanford-Brown Institutes and Colleges. Through our schools, CEC is committed to providing quality education, enabling students to graduate and pursue rewarding careers.

On January 15, 2010, we realigned our resources to more effectively execute our new strategic growth plan. We began the integration of our schools which previously comprised the Art & Design Strategic Business Unit (“SBU”) alongside AIU and CTU, within the University SBU. This realignment will facilitate synergies between the programs in Art & Design and University, especially in the areas of fashion design, merchandising and interior design and technology. It will also enable the sharing of student-focused online platforms and expertise and aid IADT as it pursues its longer-term strategy of regional accreditation. Harrington College of Design, Collins College and Brooks Institute joined the IADT schools in the alignment of the Art & Design group into the University SBU. The realignment also shifted Brown College and Briarcliffe College into the Health Education SBU. We expect Briarcliffe’s regional accreditation to be beneficial in providing greater opportunity for Sanford-Brown students to enroll in higher degree programs. This realignment resulted in new reportable segments, and prior period results have been revised to reflect these new reportable segments. See Note 12 “Segment Reporting” of the notes to our unaudited consolidated financial statements for further discussion.

In addition to the realignment, we completed a detailed review of our shared service costs to determine which of these costs should be charged to the SBUs as well as how these shared service costs should be allocated. These services include legal, finance, human resources, marketing, certain academic functions and certain centralized activities related to student finance, including financial aid processing, student account posting and collections. These costs, recorded within Corporate and other, were previously allocated to our SBUs based upon a percentage of revenue. Improved data and analytical capabilities have provided us insight into costs being incurred to support the SBUs versus costs being incurred to support the corporation as a whole. The new methodology allocates costs based on usage and consumption factors such as student population, employee headcount, advertising spend, number of financial aid recipients and revenue where appropriate. In the case of certain services which are shared evenly across the SBUs, we will allocate evenly. The new methodology is intended to provide improved transparency into the costs of the shared services. The effect of these changes impact the costs reported within each SBU and reduce the level of unallocated shared service costs. Results beginning in 2010 are presented under the new methodology and prior period results have been revised to be comparable to the current reporting.

Our reportable segments are:

University includes our AIU, CTU, IADT, Harrington College of Design, Collins College and Brooks Institute schools. These schools collectively offer regionally and nationally accredited academic programs in the career-oriented disciplines of business studies, visual communications and design technologies, film and video production, photography, health education, information technology, criminal justice, and education in an online, classroom or laboratory setting.

Culinary Arts includes our LCB schools that collectively offer culinary arts programs in the career-oriented disciplines of culinary arts, baking and pastry arts, and hotel and restaurant management primarily in a classroom, kitchen or online setting.

Health Education includes our Sanford-Brown schools, along with Brown College, Briarcliffe College, Missouri College and our Gibbs Colleges—Farmington, CT and Boston, MA. These schools collectively offer academic programs in the career-oriented disciplines of health education, complemented by certain programs in business studies and information technology in a classroom, laboratory or online setting.

International includes our INSEEC schools, including IUM, and Istituto Marangoni schools located in France, Italy, the United Kingdom and Monaco, which collectively offer academic programs in the career-oriented disciplines of business studies, health education, fashion and design and visual communications and technologies in a classroom or laboratory setting.

Transitional Schools includes those schools that are currently being taught out. As of March 31, 2010, AIU – Los Angeles, CA is the only school included in Transitional Schools. We anticipate AIU-Los Angeles will complete its teach out by the fourth quarter 2010, and the results of its operations for all periods presented will be reflected within Discontinued Operations.

See Note 12 “Segment Reporting” of the notes to our unaudited consolidated financial statements for further discussion.

2010 First Quarter Overview

2009 was a watershed year for us, as our focus transitioned from building a stronger foundation to accelerating the Company’s growth. The achievement of our previously set financial milestones provided us the opportunity to set new milestones for 2010 and beyond, and we are well positioned to continue to fulfill our purpose of changing lives through education. Our strategic initiatives for 2010 and beyond include:

•	leveraging our leading technology to grow online education offerings,

•	increasing the number of students in our bachelor’s and master’s programs,

•	further distinguishing our universities – AIU and CTU, and

•	continuing the expansion of our Health Education institutions to meet the high demand for skills in this sector.

We will continue to improve our execution of operational initiatives by building scale through increased centralization and utilization of Company operations and shared services; continuing to improve the effectiveness and efficiency of our marketing and admissions efforts; accelerating the development of new and timely programs; and continuing to grow and develop our people through increased commitment to leadership training and company-wide sharing of resources and best practices.

During the first quarter of 2010, our results demonstrated our commitment to accelerating growth and the expansion of our educational offerings. Revenue grew over 22%, and operating income grew more than 71%, increasing our operating margin to approximately 17% for the quarter. New student starts grew 32%, and student population increased 23% as compared to the prior year quarter. We are providing career-focused education to a record 116,630 students, and we expect to continue the growth momentum throughout the year.

Throughout the quarter, we continued to experience significant growth in Health Education, which reported a 37% increase in new student starts as compared to the prior year quarter. In 2009, we opened eight start-up locations, seven of which are within Health Education, allowing us to expand the strong operating model and market opportunity of our Sanford-Brown Institutes and Colleges. In addition, we opened four new campuses within Health Education in 2010; SBC Hillside – Hillside, IL and SBI Cranston – Cranston, RI opened in the first quarter of 2010, and SBC Tinley Park – Tinley Park, IL and SBC Indianapolis – Indianapolis, IN opened in April 2010. We expect to open two to four new Health Education schools during the balance of the current year. These locations provide us with the opportunity to expand our presence in key locations in the U.S.

Our University segment grew student population by 21% in the first quarter, driven by strong new student demand in CTU and AIU, and positive impacts from calendar alignment initiatives within our IADT institutions. As a result, revenue increased more than 21%, and operating margins increased to approximately 24% from approximately 18%, as compared to the prior year quarter. We experienced lower new student starts in the prior year quarter as the effectiveness of our admissions model that was initiated in 2008 had not reached the level we anticipated in the first quarter of 2009. Our marketing and admissions teams collectively identified opportunities to increase the effectiveness of the admissions and marketing processes, and we began to see the positive results in the second half of 2009 and continuing in the current year quarter.

AIU’s accrediting agency, the Higher Learning Commission of the North Central Association of Colleges and Schools, or HLC, commissioned an advisory team to visit AIU in January 2010. The advisory team visit was focused on AIU’s educational and business practices. Although a final report of the advisory team has not yet been issued to AIU, AIU has been advised by HLC that the advisory team did not cite AIU for any violation of any HLC accreditation criteria and that the team did not recommend any sanction or limitation on AIU’s accreditation status based on the results of its review. AIU was also advised that the advisory team has recommended a focused visit for the 2011-2012 academic year to evaluate AIU’s transition to a new undergraduate credit structure which was introduced in February 2010. Finally, AIU has been advised that the recommended focused visit will supersede the focused visit concerning credit equivalence previously scheduled for 2010.

We anticipate that the final advisory team report will be issued to AIU within the next few weeks. HLC is not required to accept the conclusions and recommendations contained in the advisory team’s final report, and could order additional monitoring or other action against AIU with respect to the matters covered by the review or any other matters relating to the accreditation of the institution.

In addition and as previously disclosed, in connection with HLC’s initial accreditation of AIU in May 2009, AIU was required to submit a progress report to HLC relating to curricula design and AIU’s graduate programs’ student learning outcomes. AIU submitted the progress report to HLC in March 2010.

Finally, as previously disclosed, the ED conducted a program review of AIU in November 2009. AIU is currently awaiting the issuance of the program review report.

Our international institutions continued to grow at both INSEEC and Istituto Marangoni. Revenue increased more than 22% as compared to the prior year quarter, with both institutions experiencing solid growth. Excluding the $2.5 million favorable impact of foreign currency exchange rates, revenue grew over 15% as compared to the prior year quarter. This revenue growth is attributable to strong student population growth, as well as strong student retention at INSEEC.

On April 15, 2010, the Company acquired the IUM for total consideration of approximately $12.2 million, which includes $7.9 million of purchase price and $4.3 million related to the assumption of outstanding shareholder loans. Subsequent adjustments may be made upon the finalization of purchase price and related purchase accounting adjustments. IUM is a leading international business university located in Monte Carlo, offering bachelor’s, master’s and doctoral programs in such areas as finance, international business and luxury goods and services, and its current enrollment includes nearly 400 students representing 62 countries. IUM has joined the INSEEC group and will position INSEEC for continued growth as a leader in postsecondary education in Europe.

Within Culinary Arts, new student start growth of 36% resulted in a 34% increase in student population as compared to the prior year quarter. As a result, Culinary Arts’ revenue grew more than 23% over the prior year quarter. Although we grew our academics support and staffing to sustain the increase in student population, we were able to leverage our existing cost structure to effectively minimize the impact of operating expenses on our margin. Additionally, we believe the introduction of the 21-month Culinary Arts program that began its rollout in January 2009 and is expected to be completed in mid-2010, along with our implementation of student support activities at each Culinary Arts campus, continues to help attract new students lost as a result of the severe contraction of the student loan market which occurred in the second quarter of 2008. By assisting our students throughout their entire course of study, including providing the opportunity for an additional year of Title IV funding with the decelerated 21-month program, we have improved the overall student experience and growth prospects of our culinary institutions.

Our acquisition of the outright rights to the LCB brand in North America in 2009 has allowed us to rebrand our existing Culinary Arts campuses with the LCB name resulting in efficiencies in our marketing campaigns, as we align our messages around this strong brand. Additionally, it solidifies a core asset essential to the future growth of our Culinary Arts segment.

The results of operations for those campuses previously taught out or sold are reflected as a component of discontinued operations. Currently, we estimate 2010 charges totaling approximately $7.0 million related to real estate actions resulting from the closure of our Transitional School, AIU – Los Angeles, CA. The AIU – Los Angeles, CA campus is the one remaining Transitional school, and it is scheduled to cease operations by the end of the fourth quarter 2010. See Note 4 “Discontinued Operations” of the notes to our unaudited consolidated financial statements for further discussion of our accounting for discontinued operations.

Effective January 19, 2010, we entered into a real estate lease for our new corporate center and administrative facilities for both our AIU Online and CTU Online campuses in Schaumburg, Illinois. We will be consolidating our corporate center facilities which will reduce the number of our corporate center buildings and related square footage and allow us to maximize efficiencies and reduce overhead expenses. The lease for the new location results in a $48.1 million real estate obligation through 2022. In addition, we intend to make capital improvements to our new corporate center totaling approximately $52.0 million over the next two years, with the majority of the investment expected in 2010. As a result of the real estate consolidation, our first quarter 2010 results include $3.7 million of pretax lease termination costs related to our existing space.

CONSOLIDATED RESULTS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended March 31,				% Change
	2010	% of Total Revenue	2009	% of Total Revenue	2010 vs. 2009
	(Dollars in thousands)
TOTAL REVENUE	$529,682		$432,863		22.4%

OPERATING EXPENSES
Educational services and facilities	160,297	30.3%	146,616	33.9%	9.3%
General and administrative:
Advertising	76,139	14.4%	69,819	16.1%	9.1%
Admissions	57,269	10.8%	46,111	10.7%	24.2%
Administrative	104,738	19.8%	93,033	21.5%	12.6%
Bad debt	26,382	5.0%	9,934	2.3%	165.6%

Total general and administrative expense	264,528	49.9%	218,897	50.6%	20.8%
Depreciation and amortization	16,753	3.2%	16,101	3.7%	4.0%

OPERATING INCOME	88,104	16.6%	51,249	11.8%	71.9%

PRETAX INCOME	88,063	16.6%	52,360	12.1%	68.2%
PROVISION FOR INCOME TAXES	32,108	6.1%	18,467	4.3%	73.9%

Effective tax rate	36.5%		35.3%
INCOME FROM CONTINUING OPERATIONS	$55,955	10.6%	$33,893	7.8%	65.1%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(733)	-0.1%	(10,636)	-2.5%	-93.1%

NET INCOME	$55,222	10.4%	$23,257	5.4%	137.4%

Educational services and facilities expense includes costs directly attributable to the educational activities of our schools, including, among other things, (1) salaries and benefits of faculty, academic administrators, and student support personnel, (2) costs of educational supplies and facilities, including rents on school leases, certain costs of establishing and maintaining computer laboratories, costs of student housing, and owned and leased facility costs, (3) royalty fees paid to Le Cordon Bleu Limited through August 2009, and (4) certain student financing costs. Also included in educational services and facilities expense are costs of other goods and services provided by our schools, including, among other things, costs of textbooks, laptop computers, dormitory services, restaurant services, contract training and cafeteria services.

General and administrative expense includes salaries and benefits of personnel in corporate and school administration, marketing, admissions, financial aid, accounting, human resources, legal and compliance. Costs of promotion and development, advertising and production of marketing materials, occupancy of the corporate offices and bad debt expense are also included in this expense category.

Three Months Ended March 31, 2010 as Compared to Three Months Ended March 31, 2009

Revenue

Total revenue increased $96.8 million, or 22.4% as compared to the prior year quarter within all of our core operating segments: University, Health Education, Culinary Arts and International. The overall increase in revenue is due to a 23% increase in student population resulting from a 32% increase in new student starts. The increase in International’s revenue as compared to the prior year quarter also benefitted from strong student retention and a $2.5 million favorable impact of foreign currency exchange rates.

Educational Services and Facilities Expense

Educational services and facilities expense increased $13.7 million as compared to the prior year quarter. The increase is mainly a result of an increase in academics expense, as University, Health Education and International invested in the expansion and support of academic functions in order to support the growing student population. As a percentage of revenue, educational services and facilities decreased approximately 3.6% as compared to the prior year quarter.

General and Administrative Expense

General and administrative expense increased $45.6 million as compared to the prior year quarter driven by increases in our overall student population. As a percentage of revenue, expenses declined as we continue to leverage our existing infrastructure. The $11.7 million and $11.2 million increases in administrative expense and admissions expense, respectively, were driven by the expansion of student population. The $6.3 million increase in advertising expense as compared to the prior year quarter was driven by increased spending within University and Health Education, as we continued to experience strong levels of student interest.

Bad debt expense incurred by each of our reportable segments during the three months ended March 31, 2010 and 2009 was as follows:

	2010	As a % of Segment Revenue	2009	As a % of Segment Revenue
Bad debt expense by segment:
University	$7,156	2.5%	$4,443	1.9%
Culinary Arts	12,461	13.4%	4,999	6.6%
Health Education	2,094	2.0%	270	0.3%
International	175	0.4%	316	0.9%
Transitional Schools	7	2.7%	2	0.2%

Subtotal	21,893		10,030
Corporate and other	4,489	N/A	(96)	N/A

Total bad debt expense	$26,382	5.0%	$9,934	2.3%

Bad debt expense increased approximately $16.4 million as compared to the prior year quarter, primarily within Culinary Arts, as student receivable balances continued to grow as a result of our extended payment plans offered to certain students. These payment plans have lower in-school payments and are generally paid back over a seven year period following graduation. As a result, the receivable balances and related allowance for bad debt continued to grow. In addition, during the first quarter of 2010, the Company increased its allowance for doubtful accounts associated with certain extended payment plan programs by $8.1 million. This increase resulted from lower repayment history experienced on these programs. Of the $8.1 million pretax expense, $4.1 million, reflected within Corporate and other, was related to our previously terminated recourse loan program.

Operating Income

Operating income increased $36.9 million, or approximately 72% as compared to the prior year quarter, as we experienced increased profitability across the majority of our reporting segments. The increase in revenue from the growth in student population more than offset the increases in operating expenses to sustain this continuing growth. Additionally, International’s increase in operating income was partially attributable to a $0.8 million favorable impact of foreign currency exchange rates.

Provision for Income Taxes

Our consolidated effective income tax rate for continuing operations was 36.5% for the three months ended March 31, 2010 and 35.3% for the three months ended March 31, 2009. The increase in our effective tax rate from the prior year quarter was primarily due to increases in our state income tax expense, less non-profit income as a percentage of pretax income.

Loss from Discontinued Operations

The results of operations for schools that have ceased operations or were sold are presented within discontinued operations. As the last campus within Transitional Schools ceases operations by the end of the fourth quarter of 2010, we will reclassify its results of operations for all periods presented to discontinued operations. See Note 4 “Discontinued Operations” of the notes to our unaudited consolidated financial statements for further discussion of our discontinued operations.

SEGMENT RESULTS

Three Months Ended March 31, 2010 as Compared to the Three Months Ended March 31, 2009

The following tables set forth unaudited historical segment results for the periods presented. Results for the prior years have been reclassified to be comparable to the current year presentation.

	For the Three Months Ended March 31,
	(Dollars in thousands)
	REVENUE			OPERATING INCOME (LOSS)		OPERATING MARGIN (LOSS)
	2010	2009	% Change	2010	2009	2010	2009
University	$290,664	$238,939	21.6%	$68,708	$42,488	23.6%	17.8%
Culinary Arts	92,754	75,282	23.2%	8,205	(1,150)	8.8%	-1.5%
Health Education	103,864	83,097	25.0%	11,008	9,798	10.6%	11.8%
International	42,338	34,509	22.7%	13,432	11,365	31.7%	32.9%
Transitional Schools	257	1,097	-76.6%	(1,408)	(1,316)	N/A	N/A

Subtotal	529,877	432,924	22.4%	99,945	61,185	18.9%	14.1%
Corporate and other	(195)	(61)		(11,841)	(9,936)

Total	$529,682	$432,863	22.4%	$88,104	$51,249	16.6%	11.8%

	NEW STUDENT STARTS			STUDENT POPULATIONS
	For the Three Months Ended March 31,			As of March 31,
	2010	2009	% Change	2010	2009	% Change
University	22,870	17,610	30%	66,700	54,900	21%
AIU	11,260	9,270	21%	25,000	21,700	15%
CTU	8,840	6,530	35%	28,900	22,300	30%
Art & Design	2,770	1,810	53%	12,800	10,900	17%
Culinary Arts	3,860	2,840	36%	12,200	9,100	34%
Health Education	9,380	6,830	37%	28,200	21,800	29%
International	710	710	0%	9,500	8,600	10%

Subtotal	36,820	27,990	32%	116,600	94,400	24%
Transitional Schools	—	—	N/A	30	200	-85%

Total	36,820	27,990	32%	116,630	94,600	23%

University’s operating results for the three months ended March 31, 2010 and 2009 are as follows:

	Revenue			Operating Income		Operating Margin
	2010	2009	% Change	2010	2009	2010	2009
AIU	$116,778	$97,893	19.3%	$32,798	$20,613	28.1%	21.1%
CTU	110,999	83,131	33.5%	29,406	16,436	26.5%	19.8%
Art & Design	62,887	57,915	8.6%	6,504	5,439	10.3%	9.4%

Total University	$290,664	$238,939	21.6%	$68,708	$42,488	23.6%	17.8%

Our University segment grew student population by 21% as compared to the prior year quarter, driven by strong new student demand in CTU and AIU, and positive impacts from calendar alignment initiatives within our IADT institutions. As a result, revenue increased more than 21% as compared to the prior year quarter. We experienced lower new student starts in the prior year quarter as the effectiveness of our admissions model that was initiated in 2008 had not reached the level we anticipated in the first quarter of 2009. Our marketing and admissions teams collectively identified opportunities to increase the effectiveness of the admissions and marketing processes, and we began to see the positive results in the second half of 2009 and continuing in the current year quarter.

Current quarter operating income increased by $26.2 million, and operating margin increased from 17.8% to 23.6% as compared to the prior year quarter, as increases in revenue more than offset higher levels of operating expenses to support our growing student population and effectively manage the recruitment of new students.

Culinary Arts. Current quarter revenue increased $17.5 million, or 23.2% as compared to the prior year quarter. This increase was due to an increase in student population resulting from a strong student population at the beginning of the current year quarter and growth of 36% in new student starts, as compared to the prior year quarter. The 21-month Culinary Arts program that began its rollout in the first quarter of 2009 and is expected to be completed in mid-2010, along with the continued offering of extended payment plans to assist our students in financing their education, both attributed to the increase in revenue and student population.

Culinary Arts’ current quarter operating income increased $9.4 million as compared to the prior year quarter, and operating margin increased to 8.8% from an operating loss in the prior year quarter. The increase in revenue and decrease in certain operating expenses, including academics expense, more than offset the higher bad debt expense resulting from the increase in student receivable balances and bad debt reserve rates for those students utilizing extended payment plans to finance their education.

Health Education. Current quarter revenue increased $20.8 million, or 25.0% as compared to the prior year quarter. The increase in revenue is due to an increase in student population resulting from a 37% increase in new student starts and strong student population at the beginning of the period.

Health Education increased its operating income by $1.2 million, or 12.3% as compared to the prior year quarter, as the increase in revenue more than offset increases in operating expenses.

We continue to focus on increasing our geographic presence within Health Education by starting up new campuses. Seven new campuses were started within Health Education in 2009, with two of these campuses being conversions of existing Transitional Schools which were expected to close in 2009. In addition, we opened four new campuses within Health Education in 2010; SBC Hillside – Hillside, IL and SBI Cranston – Cranston, RI opened in the first quarter of 2010, and SBC Tinley Park – Tinley Park, IL and SBC Indianapolis – Indianapolis, IN opened in April 2010. We expect to open two to four new Health Education schools during the balance of the current year. Excluding these start-up campuses, revenue increased approximately $18.2 million, or 22.3% as compared to the prior year quarter. Operating income increased by $6.4 million, or approximately 50%, and the operating margin grew from 15.6% to 19.1%, as compared to the prior year quarter excluding the results of the start-up campuses.

International. Current quarter revenue increased $7.8 million, or 22.7% as compared to the prior year quarter. The increase was driven by a 10% increase in student population over the prior year quarter as well as strong student retention. Excluding a $2.5 million favorable impact of foreign currency exchange rates, revenues would have increased 15.6%.

Operating income increased $2.1 million, or 18.2% as compared to the prior year quarter, as the increase in revenue more than offset higher academic costs related to the support of the growing student population. Current quarter operating income includes approximately $0.8 million related to favorable foreign currency exchange rates.

Transitional Schools. Current quarter revenue declined as compared to the prior year quarter due to the school no longer enrolling students. We expect revenue to continue to decline as AIU – Los Angeles, CA continues to wind down its operations. Operating loss within Transitional Schools increased slightly as compared to the prior year quarter.

Corporate and other. This category includes unallocated costs that are incurred on behalf of the entire Company. Corporate and other costs increased $1.9 million, or 19.2% as compared to the prior year quarter due to $4.1 million of bad debt expense incurred from our previously terminated recourse loan program, which was partially offset by a reduction in operating expenses.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

A detailed discussion of the accounting policies and estimates that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties is included under the caption “Summary of Significant Accounting Policies and Estimates” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2009. Note 2 “Significant Accounting Policies” of the notes to our consolidated financial statements of our Annual Report on Form 10-K, for the year ended December 31, 2009, also includes a discussion of these and other significant accounting policies.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

As of March 31, 2010, cash, cash equivalents, and short-term investments totaled $422.2 million. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We finance our operating activities and our organic growth primarily through cash generated from operations. We finance acquisitions primarily through funding from credit facility borrowings and cash generated from operations. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, and lease commitments through at least the next 12 months primarily with cash generated by operations, existing cash balances, and, if necessary, borrowings under our existing credit agreement.

The ED requires that Title IV Program funds collected in advance of student billings be kept in a separate cash account until students are billed for the portion of their program related to those Title IV Program funds. The ED further requires that Title IV Program funds be disbursed to students within three business days of receipt. We do not recognize restricted cash balances on our unaudited consolidated balance sheet until all restrictions have lapsed with respect to those balances. As of March 31, 2010 and December 31, 2009, the amount of restricted cash balances recorded in separate cash accounts was not significant. Also included in cash and cash equivalents within our unaudited consolidated balance sheets are amounts related to certain of our European campuses that are operated as not-for-profit schools. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. The amount of not-for-profit cash and cash equivalents with restrictions was $43.6 million and $49.9 million at March 31, 2010 and December 31, 2009, respectively. Restrictions on these cash balances have not affected, nor do we believe that such restrictions will affect, our ability to fund our daily operations.

Sources and Uses of Cash

Operating Cash Flows

During the three months ended March 31, 2010 and 2009, net cash flows provided by operating activities totaled $53.5 million and $48.7 million, respectively.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students finance tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, school payment plans, private and institutional scholarships and cash payments. The following table summarizes our U.S. schools’ cash receipts from tuition payments by fund source as a percentage of total tuition payments received for the three months ended March 31, 2010 and 2009. The percentages reflected therein were determined based upon our U.S. schools’ cash receipts for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended March 31,
	2010	2009
Title IV Program funding
Stafford loans	52.2%	55.5%
Grants	23.2%	17.2%
PLUS loans	4.6%	5.0%

Total Title IV Program funding	80.0%	77.7%

Private loans – Non-recourse loans	1.3%	2.8%
Scholarships, grants and other	7.2%	4.1%
Cash payments	11.5%	15.4%

Total tuition receipts	100.0%	100.0%

The total Title IV Program funding as a percentage of total tuition receipts reflected above was not computed on the same basis on which our 90-10 Rule ratios are computed. In accordance with applicable regulations, certain tuition receipts included in the totals above were excluded from our 90-10 Rule ratio calculations.

For further discussion of Title IV Program funding and alternative private loan funding sources for our students, see “Student Financial Aid” and “Alternative Student Financial Aid Sources” in Part I, Item 1 “Business” in our 2009 annual report on Form 10-K.

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

Investing Cash Flows

During the three months ended March 31, 2010 and 2009, net cash flows used in investing activities totaled $30.3 million and $91.8 million, respectively. The decrease in the cash outflows attributed to investing activities was primarily due to a lower purchase of available-for-sale securities as compared to the prior year quarter, as funds were utilized to repurchase shares of our outstanding common stock.

Capital Expenditures. Capital expenditures increased $4.9 million, or 32.6%, from $14.9 million during the three months ended March 31, 2009, to $19.8 million during the three months ended March 31, 2010. Capital expenditures represented 3.7% and 3.4%, respectively, of total revenue from continuing and discontinued operations during the three months ended March 31, 2010 and 2009, respectively. Capital expenditures continued to grow in 2010 due to the increased investment in start-up campuses.

Earnout Payments. Effective August 31, 2009, we acquired the outright rights to the Le Cordon Bleu brand in the education services field for the U.S. and Canada. The purchase price for the brand rights consisted of $25.0 million in cash funded from operations, 3.0 million shares of CEC common stock valued at $71.3 million as of the closing date and an estimated $37.3 million of earnout payments over a remaining 23-month period as of March 31, 2010. As of March 31, 2010, we have made approximately $5.7 million in earnout payments.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash outflow of $5.8 million and $76.6 million during the three months ended March 31, 2010 and 2009, respectively.

Financing Cash Flows

During the three months ended March 31, 2010 and 2009, net cash flows used in financing activities totaled $89.4 million and $39.8 million, respectively.

Credit Agreement. As of March 31, 2010, we had no outstanding debt under our U.S. Credit Agreement and letters of credit totaling approximately $10.1 million. The credit availability under our U.S. Credit Agreement as of March 31, 2010 was $174.9 million. See Note 5 “Financial Instruments” of the notes to our unaudited consolidated financial statements for additional discussion of our outstanding credit agreement.

Repurchases of Stock. During the three months ended March 31, 2010, we repurchased approximately 3.4 million shares of our common stock for approximately $89.7 million at an average price of $26.71 per share. Through the Company’s 10b5-1 repurchase program announced by the Company on February 23, 2010, an additional $50.0 million, or 1.5 million shares, of our common stock was repurchased through April 30, 2010. During the three months ended March 31, 2009, we repurchased approximately 1.7 million shares of our common stock for approximately $40.0 million at an average price of $22.83 per share. Repurchases of stock during 2010 and 2009 were funded by cash generated from operating activities and the sale of available-for-sale investments.

As of March 31, 2010, approximately $355.8 million was available under the program to repurchase outstanding shares of our common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Contractual Obligations

As of March 31, 2010, there were no significant changes to our contractual obligations from December 31, 2009 except as discussed below. We were not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

On August 31, 2009, we acquired all rights to the Le Cordon Bleu brand in the educational services field for the U.S. and Canada. A portion of the purchase price consists of a 30-month earnout payment based upon Culinary Arts tuition fee revenue estimated at $43.0 million. As of March 31, 2010, $37.3 million of the earnout remained outstanding. Future adjustment to the earnout may be warranted as the actual tuition fee revenue may vary from the current estimate.

Effective January 19, 2010, we entered into a real estate lease for our new corporate center and administrative facilities for both our AIU Online and CTU Online campuses in Schaumburg, Illinois. We will be consolidating our corporate center facilities which will reduce the number of our corporate center buildings and related square footage and allow us to maximize efficiencies and reduce overhead expenses. The lease for the new location results in a $48.1 million real estate obligation through 2022. In addition, we intend to make capital improvements to our new corporate center totaling approximately $52.0 million over the next two years, with the majority of the investment expected in 2010. As a result of the real estate consolidation, our first quarter 2010 results include $3.7 million of pretax lease termination costs related to our existing space.

Changes in Financial Position—March 31, 2010 compared to December 31, 2009

Selected unaudited consolidated balance sheet account changes from December 31, 2009, to March 31, 2010, were as follows:

	As of		% Change
	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Assets
Current assets:
Cash and Cash Equivalents	$215,944	$284,473	-24%

Liabilities
Current liabilities:
Accrued expenses:
Payroll and related benefits	53,433	88,439	-40%
Income Taxes	47,090	17,849	164%
Other	60,281	46,182	31%
Non-current liabilities:
Other liabilities	16,389	19,124	-14%

Total Stockholders’ equity	883,427	921,524	-4%

Cash and cash equivalents: The change in the balance of cash and cash equivalents is primarily due to the purchase of treasury stock and the annual incentive bonus payment.

Accrued expenses – Payroll and related benefits: The decrease in the payroll and related benefits liabilities is primarily due to the annual incentive bonus payment made in the first quarter of 2010.

Accrued expenses – Income taxes: The $29.2 million increase is mainly due to timing of first quarter estimated income taxes that are not due until the second quarter of 2010.

Accrued expenses – Other: The increase of $14.1 million was partially driven by an increase in the short-term portion of the liability related to operating lease obligations, as well as increases in other operating expenses.

Non-current liabilities – Other liabilities: The decrease of $2.7 million is primarily due to a portion of the liability related to lease obligations being reclassified to short-term accrued expenses.

Total stockholders’ equity – Although retained earnings increased as a result of net income, total stockholders’ equity decreased due to the increased shares in treasury from stock repurchases.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We use various techniques to manage our market risk, including, from time to time, the use of derivative financial instruments. We do not use derivative financial instruments for speculative purposes.

Our municipal bond investments are auction rate securities (“ARS”) which generally have stated terms to maturity of greater than one year. We classify investments in ARS on our unaudited consolidated balance sheets within other non-current assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continue to accrue interest and are auctioned on a set interval until the auction succeeds, the issuer calls the securities, or they mature. As of March 31, 2010, we have determined these investments are at risk for impairment due to the nature of the liquidity of the market over the past year. As a result, we recorded an unrealized loss reflected within other comprehensive income on our unaudited consolidated balance sheet of approximately $0.8 million as of March 31, 2010.

Interest Rate Exposure

Any outstanding borrowings under our credit agreement bear annual interest at variable rates tied to the prime rate and the British Bankers Association LIBOR rate. As of March 31, 2010 and December 31, 2009, we had no outstanding borrowings under this agreement.

Our investments and debt instruments are recorded at their fair values as of March 31, 2010 and December 31, 2009. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

Foreign Currency Exposure

We are subject to foreign currency exchange exposures arising from current and anticipated transactions denominated in currencies other than the U.S. dollar, and from the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts. Specifically, we are subject to risks associated with fluctuations in the value of the Euro and the British pound vis-à-vis the U.S. dollar. Our investment in our foreign operations as of March 31, 2010, was not significant to our consolidated financial position.

We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in foreign currency exchange rates is not significant.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Note 7 “Commitments and Contingencies” to our unaudited consolidated financial statements is incorporated herein by reference.

Item 1A.	RISK FACTORS

Risks Related to the Highly Regulated Field in Which We Operate

If our U.S. schools fail to comply with the extensive federal regulatory requirements for school operations in the educational services industry, we could incur financial penalties, restrictions on our operations, loss of federal and state financial aid funding for our students, or loss of our authorization to operate our U.S. schools.

Federal regulatory requirements cover virtually all phases of the operations of our U.S. schools and those of our competitors, including educational program offerings, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw, financial aid to students, acquisitions of or opening new institutions, addition of new educational programs, and changes in corporate structure and ownership. The U.S. Department of Education (“ED”) is our primary federal regulator, pursuant to the Higher Education Act of 1965, as amended and as reauthorized by the Higher Education Opportunity Act signed into law on August 14, 2008 and as amended from time to time (“HEOA”).

A significant portion of our U.S.-based students rely on student aid and loan programs under Title IV of HEOA (“Title IV Programs”) and we derive a substantial portion of our revenue and cash flows from Title IV Programs.

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

•

Financial Responsibility Standards and Return and Refunds of Title IV Funds. We may be required to post a letter of credit or accept other limitations, including operating restrictions, to continue our U.S. schools’ participation in Title IV Programs if we or our schools do not meet the ED’s financial responsibility standards or if our schools do not correctly calculate and timely return Title IV Program funds for students who withdraw before completing their program of study. The ED applies its quantitative financial responsibility tests annually based on the school’s audited financial statements and may apply the tests if a school undergoes a change in control or under other circumstances. The ED also may apply the tests to us, as the parent company of our schools, and to other related entities. The ED’s operating restrictions include transferring institutions to a cash-monitoring system or reimbursement instead of the ED’s standard advance funding of Title IV funds, which may result in a significant delay in receiving the funds.

•

“90-10 Rule.” Any of our U.S. schools may lose eligibility to participate in Title IV Programs if, on a cash basis, the percentage of the U.S. school’s cash receipts derived from Title IV Programs for two consecutive fiscal years is greater than 90%. Under HEOA’s “90-10 Rule,” a proprietary school that fails to derive at least 10% of its cash receipts from non-Title IV sources at the end of a fiscal year will be placed on provisional participation status for two fiscal years. If the school does not satisfy the 90-10 rule for two consecutive fiscal years, it loses its eligibility to participate in the Title IV Programs for at least one fiscal year. If a school violates the 90-10 Rule and became ineligible to participate in Title IV Programs but continues to disburse Title IV Program funds, the ED would require the school to repay all Title IV Program funds received by it after the effective date of the loss of eligibility.

•

Administrative Capability. Limitations may be placed on our U.S. schools’ participation in Title IV Programs if they fail to satisfy the ED’s administrative capability standards that cover staffing, procedures for disbursing and safeguarding Title IV funds, and reporting and other procedural matters. If a school fails to meet these criteria, the ED may require repayment of previously disbursed Title IV Program funds, place the school on provisional certification status, or transfer the school from the ED’s advance funding arrangement to another funding program, impose fines, or limit or terminate the school’s participation in Title IV Programs.

•

Restrictions on Incentive Payments. Our U.S. schools are subject to sanctions if payments of impermissible commissions, bonuses or other incentive payments are made to individuals involved in certain student recruiting, admissions or financial aid activities.

•

Eligibility and Certification Procedures. From time to time certain of our schools may be on provisional certification with ED due to a failure to maintain eligibility for Title IV Programs under ED’s criteria discussed above. Any such failure of our schools to maintain eligibility for Title IV programs could increase our costs of regulatory compliance and have a material adverse impact on our financial condition, results of operations and cash flows.

The most recent program integrity negotiated rulemaking process could result in regulatory changes that materially and adversely affect our business. Any changes in ED’s regulations or ED’s application of its regulations could affect the ability of our students to obtain federal funding under Title IV Programs, impact our operations, and have other adverse consequences for us, as can changes in federal and state legislation or regulations of other federal, state and other regulatory bodies overseeing our education programs.

The agencies that regulate our U.S. schools, including ED, periodically revise their requirements and modify their interpretations of existing requirements. In 2009 and 2010, ED convened negotiated rulemaking teams addressing topics such as lender and general student loan issues, accreditation, discretionary grants, general and non-loan programmatic issues, and program integrity in the Title IV Programs through the rulemaking process under HEOA. The program integrity rulemaking conducted in November 2009 through January 2010 addressed a number of topics including, but not limited to:

•

standards regarding the payment of incentive compensation to employees involved in student enrollment, certain recruiting, admissions or financial aid activities, including elimination of current safe harbors;

•

establishing a definition of “gainful employment” for purposes of the foundational requirement for Title IV student financial aid that a program of study prepare students for gainful employment in a recognized occupation;

•	linking the definition of “gainful employment” with a required student loan debt-to-income ratio;

•	defining a credit hour for purposes of determining program eligibility for Title IV student financial aid.

The negotiated rulemaking process has concluded, and ED will publish recommended regulatory proposal changes in a Notice of Proposed Rulemaking available for public comment sometime in mid-calendar year 2010.

After a public comment period, the ED must publish final regulations in the Federal Register on or before November 1, 2010 for the regulations to be effective for the next award year, beginning July 1, 2011.

We cannot predict the outcome of this rulemaking process at this time, or predict with certainty the impact of any new regulations on our operations. These rules could affect the manner in which we conduct our business by, for example, requiring us to change the manner in which we compensate our admissions representatives; make some programs ineligible to participate in Title IV Programs, limit the maximum amount schools may charge for particular programs, potentially impacting the “90-10” calculation or resulting in decreased enrollment; or otherwise require changes in our business model. Compliance with these rules, which if adopted could be effective as early as July 1, 2011, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Government agencies, regulatory agencies and third parties may conduct compliance reviews, bring claims or initiate litigation against us based on alleged violations of the extensive regulatory requirements applicable to us, which could require us to pay monetary damages, be sanctioned or limited in our operations, and expend significant resources to defend against those claims.

Government and regulatory agencies and third parties may bring actions against us based on alleged violations of the extensive regulatory requirements applicable to us, alleged misrepresentations and other claims. While our compliance programs are extensive and emphasize individual and organizational responsibility for compliance, as well as employing technological compliance controls, it is possible for a single employee to engage in non-compliant behavior or make statements that violate some aspect of the extensive regulations governing our schools and business. Any alleged or other purported misrepresentations or actual infractions could result in (a) imposition of monetary fines or penalties, (b) repayment of funds received under Title IV Programs or state financial aid programs, (c) restrictions on or termination of our U.S. schools’ eligibility to participate in Title IV Programs or state financial aid programs, (d) limitations on or termination of our U.S. schools’ operations or ability to grant degrees and certificates, (e) restriction or revocation of our U.S. schools’ accreditations, (f) limitation on our ability to open new schools or offer new programs, (g) costly adversarial proceedings, or (h) civil or criminal penalties being levied against us or our schools. Any one of these outcomes could materially adversely affect our financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate.

Any failure to comply with state authorization and regulatory requirements, or new state legislative or regulatory initiatives affecting our schools, could have a material adverse effect on our student population, results of operations, financial condition and cash flows.

Our schools are subject to extensive state-level regulation and oversight by state licensing agencies, whose approval is necessary to allow an institution to operate and grant degrees or diplomas.

We and our schools also are subject to and have pending audits, compliance reviews, inquiries, investigations, claims of non-compliance and lawsuits by the ED and federal and state regulatory agencies, accrediting agencies, present and former students and employees, and others that may allege violations of statutes, regulations, accreditation standards or other regulatory requirements applicable to us or our schools. The HEOA also requires that an institution’s administration of Title IV Program funds be audited annually by an independent accounting firm and that the resulting audit report be submitted to the ED for review.

State laws vary from state to state, but generally establish standards for faculty qualifications, the location and nature of facilities, financial policies, new programs and student instruction, administrative staff, marketing and recruitment and other operational and administrative procedures. Loss of state authorization for a school results in a school being ineligible to participate in Title IV Programs. Any failure of one of our U.S. schools to maintain state authorization would result in that school being unable to offer educational programs and students attending the campus being ineligible for Title IV Programs.

If the results of any such audits, reviews, investigations, claims, or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, additional oversight and reporting, or other civil or criminal penalties. In addition, if the ED or another regulatory agency determined that one of our schools improperly disbursed Title IV Program funds or violated a provision of the HEOA or the ED’s regulations, that school could be required to repay such funds, and could be assessed an administrative fine. We have several such matters pending against us or one or more of our schools. See Note 7 “Commitments and Contingencies – Accrediting Body and Federal Regulatory Matters” of the notes to our unaudited consolidated financial statements for further discussion of certain of these matters.

Even if we maintain compliance with applicable governmental and accrediting body regulations, increased regulatory scrutiny or adverse publicity arising from allegations of non-compliance may increase our costs of regulatory compliance and adversely affect our financial results, growth rates and prospects. State legislatures often consider legislation affecting regulation of postsecondary educational institutions; enactment of this legislation and ensuing regulations may impose substantial costs on our schools and require them to modify their operations in order to comply with the new regulations. Several states have attempted to assert jurisdiction over schools that hire faculty or staff who live in the state, that advertise and recruit students in the state, or that have no physical location in the state but offer online programs to students who reside in the state. In the future, states may enact legislation or issue regulations that specifically address online educational programs, such as those offered by our schools or otherwise affect our schools’ operations.

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

AIU’s accrediting agency, the Higher Learning Commission of the North Central Association of Colleges and Schools, or HLC, commissioned an advisory team to visit AIU in January 2010. The advisory team visit was focused on AIU’s educational and business practices. Although a final report of the advisory team has not yet been issued to AIU, AIU has been advised by HLC that the advisory team did not cite AIU for any violation of any HLC accreditation criteria and that the team did not recommend any sanction or limitation on AIU’s accreditation status based on the results of its review. AIU was also advised that the advisory team has recommended a focused visit for the 2011-2012 academic year to evaluate AIU’s transition to a new undergraduate credit structure which was introduced in February 2010. Finally, AIU has been advised that the recommended focused visit will supersede the focused visit concerning credit equivalence previously scheduled for 2010. We anticipate that the final advisory team report will be issued to AIU within the next few weeks. HLC is not required to accept the conclusions and recommendations contained in the advisory team’s final report, and could order additional monitoring or other action against AIU with respect to the matters covered by the review or any other matters relating to the accreditation of the institution. In addition and as previously disclosed, in connection with HLC’s initial accreditation of AIU in May 2009, AIU was required to submit a progress report to HLC relating to curricula design and AIU’s graduate programs’ student learning outcomes. AIU submitted the progress report to HLC in March 2010. Finally, as previously disclosed, the ED conducted a program review of AIU in November 2009. AIU is currently awaiting the issuance of the program review report.

We cannot predict the outcome of these reviews. If AIU fails to satisfactorily address the matters subject to these reviews, or otherwise fails to receive timely approval from HLC to begin offering new degree or certificate programs, our business, financial condition, results of operations and growth prospects could be materially adversely affected. In addition, any adverse future accreditation or regulatory action, or resulting adverse publicity or legal proceedings related to any of these matters, may harm our business and reputation and impair our ability to attract and retain students at our AIU schools. We may also be subject to other claims and liabilities associated with any such future action, any one of which may have a material adverse affect on our business.

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

If one or more of our schools fails to maintain institutional accreditation or if one or more of our accrediting agencies loses recognition by ED, our schools could lose their ability to participate in Title IV Programs, and our growth prospects, reputation and financial condition could be materially adversely affected.

In the U.S., accrediting agencies periodically review the academic quality of an institution’s instructional programs and its administrative and financial operations to ensure that the institution has the resources to perform its educational mission. ED relies on accrediting agencies to assess whether an institution’s educational programs qualify the school to participate in Title IV Programs. Furthermore, many states require professional programs to be accredited, and require individuals who must pass professional license exams to have graduated from accredited programs. While programmatic accreditation is not a sufficient basis to qualify for institutional Title IV Program certification, programmatic certification assists program graduates to practice as professionals or otherwise seek employment in their chosen field.

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

Our participation in Title IV Programs is dependent on the ED continuing to recognize the regional accrediting agencies that accredit our colleges and universities. The standards and practices of these agencies have recently become a focus of attention by the ED. For example, in December 2009, the ED’s Office of Inspector General (“OIG”) recommended that the ED review HLC’s compliance with ED accrediting body standards and regulations following the OIG’s review of HLC’s initial accreditation of AIU. We cannot predict the outcome of the ED’s review of HLC’s accreditation standards and practices. If the ED ceased to recognize HLC for any reason, our schools that are accredited by HLC would not be eligible to participate in Title IV Programs beginning 18 months after the date such recognition ceased, unless HLC was again recognized or our schools that are accredited by HLC were accredited by another accrediting body recognized by the ED. If our schools that are accredited by HLC became ineligible to participate in Title IV programs, our business, financial condition, results of operations and cash flows would be materially adversely affected. Furthermore, the recent focus by the OIG and the ED on regional accrediting bodies may make the accreditation review process more challenging for all of our schools when they undergo their normal accreditation review processes in the future. If this occurred, our schools may have to incur additional costs and/or curtail or modify certain program offerings in order to maintain their accreditation, which could increase their operational costs, reduce their enrollments and materially adversely affect our business and results of operations.

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

In response to allegations on student loan programs, Congress has passed new laws, the ED has enacted stricter regulations, and several states have adopted codes of conduct or enacted state laws that further regulate the conduct of lenders, schools, and school personnel. These new laws and regulations, among other things, limit schools’ relationships with lenders, restrict the types of services that schools may receive from lenders, prohibit lenders from providing other types of loans to students in exchange for Title IV loan volume from schools, require schools to provide additional information to students concerning institutionally preferred lenders, and significantly reduce the amount of federal payments to lenders that participate in Title IV Programs. A number of schools, including our schools, have entered into codes of conduct regarding student referrals to lenders in various states.

In the second quarter of 2009, the Federal Reserve Board approved final amendments to Regulation Z (Truth in Lending). These became effective February 14, 2010 and revise and expand disclosure requirements for certain private education loans, including the extended payment plan program that we have implemented.

Criticisms of the overall student lending and postsecondary education sectors may impact general public perception of educational institutions, including us, in a negative manner. Adverse media coverage regarding other educational institutions or regarding us directly could damage our reputation. The environment surrounding access to and cost of student loans remains in a state of flux, with additional legislation and regulatory changes being actively considered at the federal and state levels. The uncertainty surrounding these issues, and any resolution of these issues that increases loan costs or reduces students’ access to Title IV loans or to extended payment plan programs such as the one we make available to our students, could reduce student demand for our programs, adversely impact our revenues and operating profit or result in increased regulatory scrutiny.

Risks Related to Our Business

We, and our business model, are subject to risks relating to enrollment of students. If we are not able to continue to successfully recruit and retain our students, our financial results could be adversely materially affected.

Our business model depends on student recruitment and retention by our admissions counselors and our ability to attract and retain students at our schools. Our admissions representatives are responsible for identifying individuals interested in enrolling in our campuses. Admissions representatives serve as prospective students’ primary contacts, providing information to help them make informed enrollment decisions and assisting students with completing the enrollment process. The ED’s pending rulemaking will address payment of incentive compensation to employees involved in student enrollment and may eliminate safe harbors allowing payment of certain compensation to our admissions advisors, financial aid advisors and certain third parties. If we are required by ED to change the pay practices for these employees, we may face retention issues, increased operating costs, or the need to change our business model, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Changes in the sources and amounts of student financial aid, restrictions on student debt repayment options, or a significant increase in financing costs for our students, could reduce our enrollments, and have a material adverse effect on our student population, revenue and financial results.

The recession in the U.S. economy in 2008 and 2009, coupled with the recently enacted federal Health Care and Education Reconciliation Act of 2010 (“HCERA”), are impacting student access to financial aid. The recession caused some lenders, including lenders that previously provided Title IV loans to our students, to cease providing Title IV loans to students. Because HCERA eliminates fees paid to private banks to act as intermediaries in providing loans to college students, eliminates the FFEL program, and requires schools to transition to the federal direct loan program by July 1, 2010, private lenders are exiting the student loan market.

These changes may result in higher administrative costs for schools, including us, related to student loan administration and extending extended payment plan programs to those students unable to timely replace student loan programs currently in place with exiting lenders. If the costs of Title IV loans increase and if availability of alternate student financial aid and payment plans decrease, students may decide not to enroll in a postsecondary institution, which could have a material adverse effect on our enrollments, revenues and results of operations.

We have implemented funding programs that will assist our students in continuing their program of study. We have provided payment plans directly to certain students to ensure that they can finish their current educational programs with us and to allow new students to attend our schools. As of March 31, 2010, we have committed to approximately $82.6 million of funding through extended payment plans.

Any further actions by the U.S. Congress, ED or other regulatory bodies that significantly reduces funding for Title IV Programs or the ability of our students to participate in those programs, that reduces alternate sources of student financial aid, or that restricts our ability to offer extended payment plans or establishes different or more stringent requirements for our U.S. schools to participate in Title IV Programs or to offer such extended payment plans, could have a material adverse effect on our student population, financial condition, results of operations and cash flows.

Budget constraints in states that provide state financial aid to our students could reduce available financial aid, which could adversely affect our student population. Alternatively, improved state financing may result in increased support for lower-priced public institutions, which may increase competition for students.

A significant number of states in which our schools operate face budget constraints that may reduce state appropriations in a number of areas including state student financial aid, but we cannot predict the amount or timing of any such reductions. If state funding for our students decreases and our students are unable to secure alternative sources of funding for their education, our student population could be adversely affected, which could have a material adverse effect on our results of operations, financial condition, and cash flows. Increased state support for public institutions and community colleges, resulting in increased competition for students, also could have a material adverse effect on our results of operations financial condition, and cash flows.

If we are unable to successfully resolve pending or future litigation and regulatory and governmental inquiries involving us, our financial condition, results of operations and growth prospects could be adversely affected.

We are subject to various lawsuits, investigations and claims covering a range of matters, including, but not limited to, claims made by current and former students and employees of our schools. These claims may include qui tam actions filed in federal court by individual plaintiffs on behalf of themselves and the federal government alleging that we submitted false claims or statements to the ED in violation of the False Claims Act. Qui tam actions are filed under seal, and remain under seal until the government decides whether it will intervene in the case. If the government elects to intervene in an action, it assumes primary control of that matter; if the government elects not to intervene; individual plaintiffs may continue the litigation at their own expense on behalf of the government.

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

We must service our student population without overbuilding or over-investing in infrastructure and our on-line platforms.

Our increasing student enrollments may result in capacity constraints if our schools, particularly on-ground schools, are unable to adequately service the number of students enrolled or seeking to enroll in our programs. We must balance current student populations and projected growth with appropriate levels of investment in physical plant and our on-line platforms in order to effectively manage capacity.

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

If we fail to effectively identify, establish and operate new schools and new branch campuses of our existing schools, or to offer new educational programs, our growth may be slowed and our profitability may be adversely affected.

As part of our growth strategy, we currently anticipate opening new schools, new branch campuses of our existing schools throughout the U.S. and offering new educational programs. These activities require us to invest in management and capital expenditures, incur marketing and advertising expenses, and devote resources that are different from those required to operate our existing schools. We may be unable to identify or acquire suitable expansion opportunities to help maintain or accelerate our current growth rate, or to successfully integrate a new school or branch campus. Any failure by us to effectively identify, establish and manage the operations of a new school or branch campus could slow our growth and make any newly-established school or branch campus more costly to operate than we had planned, which could have an adverse effect on our results of operations.

We need timely approval by applicable regulatory agencies to offer new programs, expand our operations into or within certain states, or acquire additional schools. If those approvals are not timely, we may incur operating expenses (such as lease obligations) for significant time periods before we can enroll students.

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

Increasingly, prospective employers of students who graduate from our schools demand that their new employees possess appropriate technological skills and also appropriate “soft” skills, such as communication, critical thinking and teamwork skills. These skills can evolve rapidly in a changing economic and technological environment, so it is important for our schools’ educational programs to evolve in response to those economic and technological changes. Current or prospective students or the employers of our graduates may not accept expansion of our existing programs, improved program content and the development of new programs. Even if our schools are able to develop acceptable new and improved programs in a cost-effective manner, our schools may not be able to begin offering them as quickly as prospective employers would like or as quickly as our competitors offer similar programs. If we are unable to adequately respond to changes in market requirements due to regulatory or financial constraints, rapid technological changes or other factors, our ability to attract and retain students could be impaired, the rates at which our graduates obtain jobs involving their fields of study could decline, and our results of operations and cash flows could be adversely affected.

The loss of our key personnel could harm us.

Our future success depends largely on the skills, efforts and motivation of our executive officers and other key personnel, as well as on our ability to attract and retain qualified corporate managers and our schools’ ability to attract and retain qualified faculty members and administrators. We face competition in hiring personnel who possess the skill sets that we seek. In addition, key personnel may leave us and subsequently compete against us. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms could adversely affect our results of operations or financial condition.

In addition, to support our growth, we must hire, retain, develop and train qualified admissions representatives who are dedicated to student recruitment. If we are unable to hire, develop and train qualified admissions representatives, the effectiveness of our student recruiting efforts could be adversely affected.

If our graduates are unable to obtain professional licenses or certification in their chosen field of study, we may face declining enrollments and revenues or student claims against us.

Many of our students, particularly in the healthcare programs we offer, require or desire professional licenses and certifications in order to obtain employment in their chosen fields. Many factors affect a student’s ability to become licensed, including whether the student’s program and institution are accredited by a particular accrediting commission or approved by a professional association or by the state in which the student seeks employment, and the student’s own qualifications and attainment. If one or more states deny licenses to a significant number of our students due to factors relating to our institutions or programs, we could suffer reputational harm and declining enrollments in those institutions or programs, or face student claims or litigation that could affect our revenues and results of operations.

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

A September 2009 NCES report projects that between 2007 and 2018 enrollments in degree-granting postsecondary institutions increasing in a range from a low alternative projection of 9%, or 19.9 million students, to a high alternative projection of 17%, or 21.3 million students. These projected 11-year growth rates are lower than the 27% increase NCES reported for the 11-year period 1996-2007 of 14.4 million in 1996 to 18.2 million in 2007. Such a decline in the overall growth rate in the postsecondary education sector would result in increased competition for students for our programs and could impact our ability to attract and retain students and affect our growth rate in enrollments. The ability of our foreign students to obtain visas for our U.S. and our European schools is important to student recruitment. On March 19, 2010 Istituto Marangoni –London entered into an articulation agreement with Manchester Metropolitan University. Because it has an articulation agreement with a UK university which is an approved body, Istituto Marangoni can continue to sponsor students from outside the European Economic area. If we cannot attract new students, or develop new curricula to attract prospective students who seek degrees in fields other than our core disciplines, or accommodate changed immigration or visa rules, we may be unable to maintain and increase our student population or achieve our growth strategies, which could have a material adverse effect on our revenues, results of operations, financial condition and market price of our common stock.

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

Our schools’ online campuses’ success depends, in part, on their ability to expand the content of their programs, develop new programs in a cost-effective manner, maintain good standing with regulators and accreditors, and meet students’ needs in a timely manner. New programs can be delayed due to current and future unforeseen regulatory restrictions. Furthermore, our regulators may impose additional restrictions or conditions on the manner in which we offer online courses to our students, any one of which could negatively impact our business or results of operations.

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

Postsecondary education is a highly fragmented and competitive field. Our schools compete with traditional public and private two-year and four-year colleges and universities, other proprietary schools, other online education providers, and alternatives to higher education, such as immediate employment and military service. Some public and private institutions charge lower tuition for courses of study similar to those offered by our schools due, in part, to government subsidies, government and foundation grants, tax-deductible contributions and other financial resources not available to proprietary institutions. Our competitors may have substantially greater financial and other resources than we do. We expect to experience increased competition as more colleges, universities, and other postsecondary education providers increase their online program offerings. An increase in competition could affect the success of our marketing efforts and enable our competitors to recruit prospective students more effectively, or reduce our tuition charges and increase spending for marketing efforts, which could adversely impact our results of operations, financial condition and cash flows.

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

Our efforts to attract and enroll students result in us collecting, using and keeping substantial amounts of personal information regarding applicants, our students, faculty, their families and alumni, including social security numbers, financial data or health data. We also maintain personal information about our employees in the ordinary course of our activities. Our services, the services of many of our health plan and benefit plan vendors, and other information can be accessed globally through the internet. Our computer networks and those of our vendors that manage confidential information for us may be vulnerable to unauthorized access, theft or misuse, hackers, computer viruses, or third parties in connection with hardware and software upgrades and changes. Our services can be accessed globally via the internet, so we may be subject to privacy laws in countries outside the U.S. from which students access our services, which laws may constrain the way we market and provide our services. While we utilize security and business controls to limit access to and use of personal information, any breach of student or employee privacy or errors in storing, using or transmitting personal information could violate privacy laws and regulations resulting in fines or other penalties. A breach, theft or loss of personal information held by us or our vendors, or a violation of the laws and regulations governing privacy could have a material adverse effect on our reputation or result in additional regulation, compliance costs or investments in additional security systems to protect our computer networks.

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

A protracted economic slowdown and rising unemployment could harm our business, while an improving economy may lead to prospective students choosing to work rather than to pursue postsecondary education at our schools.

We believe that many students pursue postsecondary education to be more competitive in the job market. However, a protracted economic slowdown could increase unemployment and diminish job prospects generally. Diminished job prospects and heightened financial worries could affect the willingness of students to incur loans to pay for postsecondary education and to pursue postsecondary education in general. An improving economy and improving job prospects, however, may lead prospective students to choose to work rather than to pursue postsecondary education. As a result, our enrollments could suffer.

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

The trading price of our common stock may fluctuate substantially as a result of a number of factors, some of which are not in our control. These factors include:

•	accreditation or regulatory reviews or inquiries and any related adverse publicity;

•	the outcome of ED’s pending rulemaking, and other changes in the legal or regulatory environment in which we operate;

•	the initiation, pendency or outcome of litigation, regulatory reviews and investigations, and any related adverse publicity;

•	changes in the student lending and credit markets;

•	our ability to meet or exceed expectations of analysts or investors;

•	quarterly variations in our operating results;

•	general conditions in the postsecondary education field, including changes in the ED, state laws and regulations and accreditation standards, or availability of student financing;

•	changes in our earnings estimates by analysts;

•	future impairment of goodwill or other intangible assets;

•	price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many companies that provide postsecondary education in recent periods;

•	the loss of key personnel; and

•	general economic conditions.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the three months ended March 31, 2010:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 31, 2009				$195,475,395
January 1, 2010—January 31, 2010	1,702,612	$23.49	1,702,612	155,475,407
February 1, 2010—February 28, 2010	309,200	27.48	309,200	396,977,868
March 1, 2010—March 31, 2010	1,346,501	30.60	1,346,501	355,771,638

Total	3,358,313		3,358,313

(1)	As of March 31, 2010, approximately $355.8 million was available under the Company’s previously authorized repurchase program. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of 2010, filed with the SEC on May 5, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009, (ii) the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2010 and March 31, 2009, (iii) the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and March 31, 2009, and (iv) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION

Date: May 5, 2010	By:	/s/ GARY E. MCCULLOUGH
Gary E. McCullough President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2010	By:	/s/ MICHAEL J. GRAHAM
Michael J. Graham Executive Vice President and Chief Financial Officer (Principal Financial Officer)