Form 10-Q
period 2010-06-30
CAREER EDUCATION CORP
filed 2010-08-04
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Number of shares of registrant’s common stock, par value $0.01, outstanding July 30, 2010: 81,264,590

CAREER EDUCATION CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$150,326	$284,473
Short-term investments	162,361	200,379

Total cash and cash equivalents and short-term investments	312,687	484,852
Student receivables, net of allowance for doubtful accounts of $39,852 and $34,963 as of June 30, 2010 and December 31, 2009, respectively	74,796	57,823
Receivables, other, net	7,219	5,256
Prepaid expenses	43,879	41,090
Inventories	12,468	11,271
Deferred income tax assets, net	12,982	12,983
Other current assets	5,902	9,442
Assets of discontinued operations	5,208	6,118

Total current assets	475,141	628,835

NON-CURRENT ASSETS:
Property and equipment, net	309,902	306,279
Goodwill	378,732	377,515
Intangible assets, net	179,821	178,520
Assets of discontinued operations	23,556	24,401
Student receivables, net of allowance for doubtful accounts of $28,840 and $18,394 as of June 30, 2010 and December 31, 2009, respectively	19,861	21,455
Deferred income tax assets, net	4,207	3,659
Other assets, net	23,564	23,178

TOTAL ASSETS	$1,414,784	$1,563,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of capital lease obligations	$739	$880
Accounts payable	48,732	51,108
Accrued expenses:
Payroll and related benefits	59,076	88,439
Advertising and production costs	24,839	21,436
Income taxes	12,927	17,849
Earnout payments	21,591	18,009
Other	47,201	46,182
Deferred tuition revenue	137,691	184,411
Liabilities of discontinued operations	14,903	13,695

Total current liabilities	367,699	442,009

NON-CURRENT LIABILITIES:
Capital lease obligations, net of current maturities	1,348	2,262
Deferred rent obligations	91,036	91,725
Liabilities of discontinued operations	50,538	62,997
Earnout payments	11,641	23,680
Other liabilities	15,251	19,124

Total non-current liabilities	169,814	199,788

SHARE-BASED AWARDS SUBJECT TO REDEMPTION	164	521
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 96,389,791 and 95,399,192 shares issued, 81,278,144 and 85,785,478 shares outstanding as of June 30, 2010 and December 31, 2009, respectively	964	954
Additional paid-in capital	256,928	244,992
Accumulated other comprehensive income	(10,734)	8,408
Retained earnings	1,008,955	889,057
Cost of 15,111,647 and 9,613,714 shares in treasury as of June 30, 2010 and December 31, 2009, respectively	(379,006)	(221,887)

Total stockholders’ equity	877,107	921,524

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,414,784	$1,563,842

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

REVENUE:
Tuition and registration fees	$509,256	$420,601	$1,019,009	$836,275
Other	18,616	17,072	38,545	34,261

Total revenue	527,872	437,673	1,057,554	870,536

OPERATING EXPENSES:
Educational services and facilities	158,018	148,461	318,315	295,077
General and administrative	257,266	235,734	521,794	454,631
Depreciation and amortization	17,217	16,390	33,970	32,491

Total operating expenses	432,501	400,585	874,079	782,199

Operating income	95,371	37,088	183,475	88,337

OTHER (EXPENSE) INCOME:
Interest income	253	484	500	1,642
Interest expense	(32)	(12)	(45)	(22)
Miscellaneous expense	(991)	(729)	(1,266)	(766)

Total other (expense) income	(770)	(257)	(811)	854

PRETAX INCOME	94,601	36,831	182,664	89,191
Provision for income taxes	29,430	13,258	61,538	31,725

INCOME FROM CONTINUING OPERATIONS	65,171	23,573	121,126	57,466
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(853)	(17,083)	(1,586)	(27,719)

NET INCOME	$64,318	$6,490	$119,540	$29,747

NET INCOME (LOSS) PER SHARE—BASIC:
Income from continuing operations	$0.82	$0.27	$1.50	$0.64
Loss from discontinued operations	(0.01)	(0.20)	(0.02)	(0.31)

Net income per share	$0.81	$0.07	$1.48	$0.33

NET INCOME (LOSS) PER SHARE—DILUTED:
Income from continuing operations	$0.81	$0.27	$1.48	$0.64
Loss from discontinued operations	(0.01)	(0.20)	(0.02)	(0.31)

Net income per share	$0.80	$0.07	$1.46	$0.33

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	79,348	87,496	80,846	89,696

Diluted	80,459	87,833	81,887	90,073

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$119,540	$29,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	33,970	33,695
Bad debt expense	45,569	24,842
Compensation expense related to share-based awards	10,034	10,020
(Gain)/loss on disposition of property and equipment	(474)	1,086
Changes in operating assets and liabilities	(160,774)	(47,686)

Net cash provided by operating activities	47,865	51,704

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(172,569)	(263,758)
Sales of available-for-sale investments	210,460	378,954
Purchases of property and equipment	(43,156)	(30,136)
Earnout payments	(8,457)	—
Business acquisition, net of acquired cash	(6,194)	—
Other	(5)	(322)

Net cash (used in) provided by investing activities	(19,921)	84,738

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(154,913)	(140,330)
Issuance of common stock	1,718	1,058
Tax benefit associated with stock option exercises	195	23
Payment of assumed loans upon business acquisition	(4,279)	—
Payments of capital lease obligations	(450)	1,249

Net cash used in financing activities	(157,729)	(138,000)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	(4,960)	559

NET DECREASE IN CASH AND CASH EQUIVALENTS	(134,745)	(999)
DISCONTINUED OPERATIONS CASH ACTIVITY INCLUDED ABOVE:
Add: Cash balance of discontinued operations, beginning of the period	599	2,004
Less: Cash balance of discontinued operations, end of the period	1	1,610
CASH AND CASH EQUIVALENTS, beginning of the period	284,473	242,854

CASH AND CASH EQUIVALENTS, end of the period	$150,326	$242,249

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

1. DESCRIPTION OF THE COMPANY

The colleges, schools and universities that are part of the Career Education Corporation (“CEC”) family offer high-quality education to a diverse student population of over 104,000 students across the world in a variety of career-oriented disciplines. The more than 90 campuses that serve these students are located throughout the U.S. and in France, Italy, the United Kingdom and Monaco, and offer doctoral, master’s, bachelor’s and associate degrees and diploma and certificate programs. Approximately 44% of our students attend the web-based virtual campuses of American InterContinental University, Colorado Technical University, International Academy of Design & Technology and Le Cordon Bleu College of Culinary Arts.

CEC is an industry leader whose brands are recognized globally. Those brands include, among others, American InterContinental University (“AIU”); Brooks Institute; Colorado Technical University (“CTU”); Harrington College of Design; INSEEC Group (“INSEEC”) Schools, including the International University of Monaco (“IUM”); International Academy of Design & Technology (“IADT”); Istituto Marangoni; Le Cordon Bleu North America (“LCB”); and Sanford-Brown Institutes and Colleges. Through our schools, CEC is committed to providing high-quality education, enabling students to graduate and pursue rewarding careers.

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The unaudited consolidated financial statements presented herein include the accounts of CEC. All inter-company transactions and balances have been eliminated.

On January 15, 2010, we realigned our resources to more effectively execute our new strategic growth plan. We began the integration of our schools which previously comprised the Art & Design Strategic Business Unit (“SBU”) alongside AIU and CTU, within the University SBU. This realignment will facilitate synergies between the programs in Art & Design and University, especially in the areas of fashion design, merchandising and interior design and technology. It will also enable the sharing of student-focused online platforms and expertise and aid IADT as it pursues its longer-term strategy of regional accreditation. Harrington College of Design, Collins College and Brooks Institute joined the IADT schools in the alignment of the Art & Design group into the University SBU. The realignment also shifted Brown College and Briarcliffe College into the Health Education SBU. We expect Briarcliffe’s regional accreditation to be beneficial in providing greater opportunity for Sanford-Brown students to enroll in higher degree programs. This realignment resulted in new reportable segments, and prior period results have been revised to reflect these new reportable segments. See Note 14 “Segment Reporting” of the notes to our unaudited consolidated financial statements for further discussion.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

In addition to the realignment, we completed a detailed review of our shared service costs to determine which of these costs should be charged to the SBUs as well as how these shared service costs should be allocated. These services include legal, finance, human resources, marketing, certain academic functions and certain centralized activities related to student finance, including financial aid processing, student account posting and collections. These costs, recorded within Corporate and other, were previously allocated to our SBUs based upon a percentage of revenue. Improved data and analytical capabilities have provided us insight into costs being incurred to support the SBUs versus costs being incurred to support the corporation as a whole. The new methodology allocates costs based on usage and consumption factors such as student population, employee headcount, advertising spend, number of financial aid recipients and revenue where appropriate. In the case of certain services which are shared evenly across the SBUs, we allocate evenly. The new methodology is intended to provide improved transparency into the costs of the shared services. The effect of these changes impacts the costs reported within each SBU and reduces the level of unallocated shared service costs. Results beginning in 2010 are presented under the new methodology and prior period results have been revised to be comparable to the current reporting.

3. BUSINESS ACQUISITION

On April 15, 2010, the Company acquired 100% of the issued and outstanding stock of International University of Monaco (“IUM”) for a purchase price of $6.3 million plus assumption of $4.3 million related to outstanding loans which were immediately paid after the acquisition closed. The purchase price was funded with cash generated from operating activities. IUM is a leading international business university located in Monte Carlo, offering bachelor’s, master’s and doctoral programs in such areas as finance, international business and luxury goods and services, and its current enrollment includes nearly 400 students representing 62 countries. IUM has joined the INSEEC group and will position INSEEC for continued growth as a leader in postsecondary education in Europe.

The following table summarizes the preliminary estimated fair values of assets acquired and liabilities assumed as of April 15, 2010 (dollars in thousands):

Current assets (including cash of $80)	$550
Property and equipment	524
Intangible assets not subject to amortization
Trade names	2,383
Accreditation rights	740
Intangible assets subject to amortization
Program curriculum (useful life of 15 years)	407
Covenant not to compete (useful life of 4 years)	62
Goodwill	8,369
Other assets	17

Total assets acquired	13,052

Assumed loans	4,279
Deferred tuition revenue	1,104
Other current liabilities	1,396

Total liabilities assumed	6,779

Net assets acquired	$6,273

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Goodwill of $8.4 million represents the premium the Company paid over the fair value of the net tangible and intangible assets it acquired. The Company paid this premium due to the strategic location and brand recognition that IUM contributes to its international operations. We do not expect any portion of this goodwill balance to be deductible for income tax reporting purposes. Acquisition costs of approximately $0.6 million were incurred in conjunction with this acquisition and are recorded in general and administrative expense on our unaudited consolidated statements of operations. IUM’s operating results are included in our unaudited consolidated financial statements from the date of acquisition.

Subsequent adjustments may be made to the purchase price in accordance with the purchase agreement. However, we do not believe that any such adjustments will be significant.

Supplemental pro forma financial statement disclosures have not been included as this acquisition was not material to our unaudited consolidated financial position or results of operations.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, which provides guidance on whether multiple deliverables exist and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. ASU 2009-13, which is effective for fiscal years beginning on or after June 15, 2010, is effective for us on January 1, 2011. Management is currently evaluating the impact that the adoption of ASU 2009-13 will have on our financial condition, results of operations, and disclosures.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures regarding transfers within the fair value hierarchy and the Level 3 reconciliation, and clarifies existing disclosure requirements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 roll forward on a gross basis, which is effective for fiscal years beginning after December 15, 2010. Management has fully considered this guidance when determining the fair value and related disclosures of our financial assets as of June 30, 2010 and our adoption did not have a material impact on our unaudited consolidated financial statements.

In January 2009, the Securities and Exchange Commission (“SEC”) issued Release No. 33-9002, Interactive Data to Improve Financial Reporting. The rule requires all companies to provide their financial statements and financial statement schedules to the SEC and on their corporate websites in interactive data format using the eXtensible Business Reporting Language (“XBRL”), which is an electronic language specifically for the communication of business and financial data. The intention of XBRL is to improve its usefulness to users and to automate regulatory filings and business information processing. Interactive data has the potential to improve efficiencies and the analyses of financial disclosures by investors and other users. We were required to adopt this rule by June 15, 2010. We elected to early adopt this rule in the first quarter of 2010 and have made the necessary filings. The adoption of this rule did not have a material impact on our financial statements or other reporting.

5. DISCONTINUED OPERATIONS

As of June 30, 2010, the results of operations for schools that have ceased operations or were sold are presented within discontinued operations. We expect to incur approximately $9.0 million by the fourth quarter 2010 of future remaining lease obligations upon the closure of our AIU – Los Angeles, CA campus. The results for this campus will be recast as a component of discontinued operations upon the completion of its teach out.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Results of Discontinued Operations

Combined summary unaudited results of operations for our discontinued operations for the three and six months ended June 30, 2010 and 2009, are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Revenue	$—	$3,025	$—	$7,622

Pretax loss	$(1,344)	$(26,233)	$(2,472)	$(42,367)
Income tax benefit	(491)	(9,150)	(886)	(14,648)

Loss from discontinued operations	$(853)	$(17,083)	$(1,586)	$(27,719)

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our unaudited consolidated balance sheets as of June 30, 2010 and December 31, 2009 include the following:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Assets:
Current assets:
Cash and cash equivalents	$1	$599
Receivables, net	176	242
Prepaid expenses	1,569	1,813
Deferred income tax assets	3,462	3,462
Other current assets	—	2

Total current assets	5,208	6,118
Non-current assets:
Deferred income tax assets	21,474	21,474
Other assets, net	2,082	2,927

Total assets of discontinued operations	$28,764	$30,519

Liabilities:
Current liabilities:
Accounts payable	$69	$173
Accrued payroll and related benefits	3	1,722
Accrued expenses	2,662	4,190
Deferred tuition revenue	—	44
Remaining lease obligations	12,169	7,566

Total current liabilities	14,903	13,695
Non-current liabilities:
Remaining lease obligations	50,538	62,997

Total liabilities of discontinued operations	$65,441	$76,692

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Remaining Lease Obligations

A number of the campuses that have ceased operations in 2008 and 2009 have remaining lease obligations that range from two to nine years. A liability is recorded representing the fair value of the remaining lease obligation at the time in which the space is no longer being utilized. Changes in our future remaining lease obligations, which are reflected within current and non-current liabilities of discontinued operations on our unaudited consolidated balance sheets, for our discontinued operations for the three and six months ended June 30, 2010 and 2009, were as follows:

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Other (2)	Balance, End of Period
	(Dollars in thousands)
For the three months ended June 30, 2010	$65,204	$669	$(3,166)	$—	$62,707

For the three months ended June 30, 2009	$23,340	$20,247	$(17,646)	$—	$25,941

For the six months ended June 30, 2010	$70,563	$698	$(8,554)	$—	$62,707

For the six months ended June 30, 2009	$14,468	$28,348	$(19,885)	$3,010	$25,941

(1)	Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates, and variances between estimated and actual charges.
(2)	Includes existing deferred rent liability balances for newly vacated spaces that offset the losses incurred in the period recorded.

6. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents and Investments

Cash and cash equivalents and investments from our continuing operations consist of the following as of June 30, 2010 and December 31, 2009:

	June 30, 2010
	Cost	(Dollars in thousands) Gross Unrealized		Fair Value
		Gain	(Loss)
Cash and cash equivalents:
Cash	$77,405	$—	$—	$77,405
Money market funds	68,689	233	—	68,922
U.S. Treasury bills	4,000	—	(1)	3,999

Total cash and cash equivalents	150,094	233	(1)	150,326

Short-term investments (available-for-sale):
U.S. Treasury bills	162,352	17	(8)	162,361

Total cash and cash equivalents and short-term investments	$312,446	$250	$(9)	$312,687

Long-term investments:
Municipal bonds	$12,325	$—	$(503)	$11,822

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

In the table above, unrealized holding losses as of June 30, 2010 relate to cash equivalents and available-for-sale investments that have been in a continuous unrealized loss position for less than one year. The table also includes unrealized holding losses that relate to our long-term investments in municipal bonds, which are auction rate securities (“ARS”). When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been less than the cost basis, the financial condition of the investee, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value. The decline in the fair value of our municipal bonds through June 30, 2010 is attributable to the continued lack of activity in the ARS market, exposing these investments to liquidity risk.

Included in cash and cash equivalents above are amounts related to certain of our European campuses that are operated on a not-for-profit basis. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. The amount of cash and cash equivalents of our not-for-profit schools with restrictions was $35.4 million and $49.9 million at June 30, 2010 and December 31, 2009, respectively. Restrictions on cash balances have not affected our ability to fund operations.

Money market funds. Money market funds are mutual funds that invest in lower risk securities and generate low yields. Such funds maintain clear investment guidelines and seek to limit credit, market and liquidity risks.

Municipal bonds: Municipal bonds represent debt obligations issued by states, cities, counties, and other governmental entities, which earn federally tax-exempt interest. ARS generally have stated terms to maturity of greater than one year. We classify investments in ARS as non-current on our unaudited consolidated balance sheets within other assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continue to accrue interest and are auctioned on a set interval until the auction succeeds, the issuer calls the securities, or they mature. As of June 30, 2010, we have determined these investments are at risk for impairment due to the nature of the liquidity of the market over the past year. Cumulative unrealized losses as of June 30, 2010, amount to $0.5 million and are reflected within other comprehensive income as a component of stockholders’ equity. We believe this impairment is temporary, as we do not intend to sell the investments and it is unlikely we will be required to sell

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

the investments before recovery of their amortized cost basis. Municipal bonds in the above table that are invested in ARS were $11.8 million and $11.6 million at June 30, 2010 and December 31, 2009, respectively.

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

As of June 30, 2010, our long term student receivables, net, balances are presented within non-current assets on the consolidated balance sheets. It is not practicable to estimate the fair value of these financial instruments, since observable market data is not readily available.

As of June 30, 2010, we held investments that are required to be measured at fair value on a recurring basis. Investments (available-for-sale) consist of U.S. Treasury bills that are publicly traded and for which market prices are readily available.

As of June 30, 2010, we also held investments in auction rate securities, which are classified as available-for-sale and reflected at fair value. The auction events for these investments have failed for the past year. The fair values of these securities are estimated utilizing a discounted cash flow analysis as of June 30, 2010. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics.

Investments measured at fair value on a recurring basis subject to the disclosure requirements issued by the FASB ASC under Topic 820 – Fair Value Measurements and Disclosures at June 30, 2010, were as follows:

	As of June 30, 2010
	(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Municipal bonds	$—	$—	$11,822	$11,822
U.S. Treasury bills	162,361	—	—	162,361

Totals	$162,361	$—	$11,822	$174,183

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC Topic 820 at June 30, 2010:

(Dollars in thousands)
Balance at December 31, 2009	$11,580
Unrealized gain	242

Balance at June 30, 2010	$11,822

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Credit Agreement

As of June 30, 2010, we had letters of credit totaling $8.8 million outstanding under our $185.0 million U.S. Credit Agreement. Credit availability under our U.S. Credit Agreement as of June 30, 2010, was $176.2 million.

7. RECEIVABLES

Student Receivables Valuation Allowance

Changes in our short-term and long-term receivables allowance for the three and six months ended June 30, 2010 and 2009 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges to Expense (1)	Amounts Written-off	Balance, End of Period
For the three months ended June 30, 2010	$64,241	$19,549	$(15,098)	$68,692

For the three months ended June 30, 2009	$47,209	$14,986	$(12,748)	$49,447

For the six months ended June 30, 2010	$53,357	$45,931	$(30,596)	$68,692

For the six months ended June 30, 2009	$47,895	$24,920	$(23,368)	$49,447

(1)	For the six months ended June 30, 2010, amount includes pretax expense of $8.1 million related to an increase in reserve rates applied to outstanding student receivable balances attributed to our extended payment plan programs and our previously terminated recourse loan program.

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

Outstanding net recourse loan receivable balances for continuing operations as of June 30, 2010 and December 31, 2009 were $3.6 million and $8.5 million, respectively. These receivables are reported under non-current assets as a component of student receivables, net within the unaudited consolidated balance sheets.

8. GOODWILL

Changes in the carrying amount of goodwill for continuing operations for the six months ended June 30, 2010, are as follows by segment:

	University	Health Education	Culinary Arts	International	Transitional	Total
	(Dollars in thousands)
Goodwill balance as of December 31, 2009	$120,192	$136,610	$75,148	$45,565	$—	$377,515
Acquisition of IUM	—	—	—	8,369	—	8,369
Effect of foreign currency exchange rate changes	—	—	—	(7,152)	—	(7,152)

Goodwill balance as of June 30, 2010	$120,192	$136,610	$75,148	$46,782	$—	$378,732

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

As a result of the realignment of our IADT schools, Harrington College of Design, Collins College and Brooks Institute into the University SBU as well as Briarcliffe College and Brown College into the Health Education SBU as of January 15, 2010, we reassigned the goodwill balances to each reporting unit in accordance with FASB ASC Topic 350 – Intangibles – Goodwill and Other.

Based upon our preliminary fair value allocation for the acquisition of IUM, we have recorded goodwill of approximately $8.4 million.

9. COMMITMENTS AND CONTINGENCIES

Litigation

We are, or were, a party to the following legal proceedings that are outside the scope of ordinary routine litigation incidental to our business.

Student Litigation

Amador, et al. v. California Culinary Academy and Career Education Corporation; Adams, et al. v. California Culinary Academy and Career Education Corporation. On September 27, 2007, Allison Amador and 36 other current and former students of the California Culinary Academy (“CCA”) filed a complaint in the California Superior Court in San Francisco. Plaintiffs plead their original complaint as a putative class action and allege four causes of action: fraud; constructive fraud; violation of the California Unfair Competition Law; and violation of the California Consumer Legal Remedies Act. Plaintiffs contend that CCA made a variety of misrepresentations to them, primarily oral, during the admissions process. The alleged misrepresentations relate generally to the school’s reputation, the value of the education, the competitiveness of the admissions process, and the students’ employment prospects upon graduation, including the accuracy of statistics published by CCA.

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

Plaintiffs filed a Fourth Amended Complaint on or about March 19, 2010 alleging the same causes of action, but including new claims based on: (1) violations of the California Education Code, which was recently reinstated by the California legislature. The Company has filed a motion to dismiss these new claims. The motion is expected to be heard in August 2010.

The parties have conducted discovery, including discovery on class certification issues in the Amador action, but the Court has not yet set a briefing schedule or a hearing date on a motion for class certification. The parties have also been engaged in mediation sessions and settlement discussions regarding the Amador and Adams actions. These discussions are ongoing.

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

Defendants filed a motion to dismiss Plaintiffs’ claims of unfair practices under the Act and fraudulent omission. By Order dated June 24, 2009, the Court granted Defendants’ motion to dismiss Plaintiffs’ fraudulent omission claim (Count IV of the Amended Complaint), and denied Defendants’ motion to dismiss Plaintiffs’ Illinois Consumer Fraud Act Claim. Defendants have filed answers and affirmative defenses in response to the amended complaint. The parties have exchanged written discovery and document production is underway. The case is set for a case management conference on August 25, 2010.

Schuster, et al. v. Western Culinary Institute, Ltd. and Career Education Corporation. On March 5, 2008, original named plaintiffs Shannon Gozzi and Megan Koehnen filed a complaint in Portland, Oregon in the Circuit Court of the State of Oregon in and for Multnomah County. Plaintiffs filed the complaint individually and as a putative class action and alleged two claims for equitable relief: violation of Oregon’s Unlawful Trade Practices Act and unjust enrichment. Plaintiffs filed an amended complaint on April 10, 2008, which added two claims for money damages: fraud and breach of contract. Plaintiffs allege that Western Culinary Institute, Ltd. (“WCI”) made a variety of misrepresentations to them, relating generally to WCI’s placement statistics, students’ employment prospects upon graduation from WCI, the value and quality of an education at WCI, and the amount of tuition students could expect to pay as compared to salaries they may earn after graduation. On May 21, 2008, plaintiffs filed a second amended complaint in which they simply changed the statement “Claims Subject to Mandatory Arbitration” on the caption to “Claims Not Subject to Mandatory Arbitration” (emphasis added). WCI and CEC filed an answer on June 13, 2008 and WCI subsequently moved to dismiss certain of plaintiffs’ claims under Oregon’s Unlawful Trade Practices Act; that motion was granted on September 12, 2008. Shannon Gozzi subsequently withdrew as a named plaintiff and is now asserting claims merely as an absent class member, and former named plaintiff Meghan Koehnen’s claims have been dismissed. Jennifer Schuster was then the sole named Plaintiff, and she filed a third amended complaint on November 20, 2008. Defendants filed an answer on December 5, 2008. Plaintiffs filed their most recent operative pleading, a fourth amended complaint, on September 2, 2009, and Defendants filed an answer on October 15, 2009. The parties completed written discovery on class issues. Plaintiffs filed their motion for class certification on August 31, 2009, and oral argument on the motion was heard on October 29, 2009. On February 5, 2010, the Court entered a formal Order granting class certification on part of the UTPA and fraud claims purportedly based on omissions, denying certification of the rest of those claims and denying certification of the breach of contract and unjust enrichment claims. On April 30, 2010, the Court addressed the issue of whether the class should include students who enrolled prior to March 5, 2006, provided that they were attending the school on or after March 6, 2006. Defendants argued that the class cannot include pre-March 6, 2006 enrollees (two years prior to the filing of the lawsuit, corresponding with the two year statute of limitations on the fraud claim) because of the individual questions associated with determining whether the statute of limitations may be tolled. The Court agreed with Defendants’ position and limited the class as Defendants suggested. Because Schuster was not a member of the certified class (she enrolled before March 5, 2006), Plaintiff’s counsel is proposing to substitute in a new class representative for her named Nathan Surrett. The parties are negotiating the terms of that potential substitution, allowing WCI the right to challenge whether the new class representative is adequate (with Plaintiff retaining the burden of proof on that issue). Class notice has not been sent due to the complications associated with the impending withdrawal of the named Plaintiff and potential substitution of a new plaintiff. The parties are

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

currently engaged in merits discovery. The class will consist of students who enrolled at WCI between March 5, 2006 and March 1, 2010, excluding those who dropped out or were dismissed from the school for academic reasons.

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

False Claims Act

False Claims Act Lawsuit. On July 28, 2009, we were served with a complaint filed in the U.S. District Court for the Northern District of Georgia, Atlanta Division. The complaint was originally filed under seal on July 14, 2008 by four former employees of the Dunwoody campus of our American InterContinental University on behalf of themselves and the federal government. The case is captioned United States of America, ex rel. Melissa Simms Powell, et al. v. American InterContinental University, Inc., a Georgia Corporation, Career Education Corp., a Delaware Corporation and John Doe Nos. 1-100.

On July 27, 2009, the Court ordered the complaint unsealed and we were notified that the U.S. Department of Justice declined to intervene in the action. When the federal government declines to intervene in a False Claims Act action, as it has done in this case, the private plaintiffs may elect to pursue the litigation on behalf of the federal government and, if they are successful, receive a portion of the federal government’s recovery. The action alleges violations of the False Claims Act, 31 U.S.C. § 3729(a)(1) and (2), and promissory fraud, including allegedly providing false certifications to the federal government regarding compliance with certain provisions of the Higher Education Act and accreditation standards. On September 1, 2009, we timely filed a Motion to Dismiss all of the claims. It was denied by the Court in its Order of June 2, 2010. On June 16 and 17, 2010, we filed separate Motions for Reconsideration, for Certification for Interlocutory Appeal, and to Strike certain allegations in the complaint. Briefing on these Motions was completed on July 15, 2010. Discovery in the matter is stayed pending their resolution.

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

Accrediting Body and Federal Regulatory Matters

AIU’s accrediting agency, the Higher Learning Commission of the North Central Association of Colleges and Schools (“HLC”), commissioned an advisory team to visit AIU in January 2010. The advisory team conducted a review of AIU, with particular focus on program integrity. Based on the results of its review, the HLC advisory team did not cite AIU for any violations of any HLC accreditation criteria, including but not limited to those related to program length and credit hours, and did not recommend any sanction or limitation on AIU’s accreditation status. The advisory team recommended a focused visit for 2011 or 2012 to evaluate AIU’s transition to a new undergraduate credit structure which was introduced in February 2010. All new undergraduate students starting at AIU are enrolled in programs with this new credit structure. The recommended focused visit will supersede the focused visit concerning credit equivalence previously scheduled for 2010.

In accordance with HLC policy, the advisory team’s recommendation that HLC conduct a focused visit to evaluate AIU’s transition to a new undergraduate structure was subject to review and approval by the HLC Institutional Actions Council (“IAC”) and validation by the HLC Board of Trustees. The advisory team’s recommendation was approved by the IAC on June 14, 2010, and the decision of the IAC was validated by the HLC Board of Trustees on June 23, 2010. AIU’s updated Statement of Affiliation Status and Organizational Profile were posted to the HLC’s website on Friday, July 9, 2010.

In addition and as previously disclosed, in connection with HLC’s initial accreditation of AIU in May 2009, AIU was required to submit a progress report to HLC relating to curricula design and AIU’s graduate programs’ student learning outcomes. AIU submitted the progress report to HLC in March 2010. Following its submission of the progress report, AIU was advised by the HLC staff that it had accepted AIU’s report and that no further reporting on that subject would be required.

Due to their participation in Title IV programs, our schools and universities are subject to periodic program reviews by the U.S. Department of Education (“ED”) for the purpose of evaluating an institution’s compliance with Title IV requirements, identifying any liabilities to the ED caused by errors in compliance, and improving future institutional capabilities.

As previously disclosed, the ED conducted a program review of AIU in November 2009. On July 14, 2010, AIU received a copy of the ED’s Program Review Report, which is a preliminary report of the ED’s findings from its program review. The Program Review Report identified six findings, two of which were deemed to be systemic findings by the ED’s program review team. These two findings relate to AIU’s policy for determining student attendance in online courses for purposes of determining such students’ enrollment status, withdrawal dates and associated timing respecting the return of unearned Title IV funds. AIU disagrees with these two findings and intends to contest the program review team’s proposed determination of what constitutes appropriate documentation or verification of online academic activity. The remaining findings were isolated and generally relate to processing errors. We believe the amounts involved in these four findings are immaterial. AIU has 90 days from its receipt of the Program Review Report to submit a response to the findings contained therein. After the ED receives AIU’s response, it will issue a Final Program Review Determination letter that will specify any required corrective action and amounts owed to the ED, if any.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

In addition, an ED program review report for Gibbs College – Livingston, New Jersey (school closed) and final determination letters for Briarcliffe College and Katharine Gibbs School – New York, New York (school closed) are currently pending. The program review report and/or final determination letter will, generally, cover a school’s main campus and any branch campuses. We are committed to resolving all issues identified in connection with these program reviews to the ED’s satisfaction and ensuring that our schools operate in compliance with all ED regulations.

Our schools and universities are also subject to periodic audits by various regulatory bodies, including the U.S. Department of Education’s Office of Inspector General (“OIG”). The OIG audit services division commenced a compliance audit of CTU in June 2010, covering the period July 1, 2009 to June 30, 2010, to determine whether CTU has policies and procedures to ensure that CTU administers Title IV and other federal program funds in accordance with applicable federal regulations. The OIG audit is ongoing.

While we believe that our schools operate in substantial compliance with applicable statutes and regulations, we cannot predict the outcome of these matters, and any unfavorable outcomes could have a material adverse effect on our business, results of operations, cash flows and financial position.

10. INCOME TAXES

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

The following is a summary of our income tax provision and effective tax rate for continuing operations (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Pretax income	$94,601	$36,831	$182,664	$89,191
Provision for income taxes	$29,430	$13,258	$61,538	$31,725
Effective tax rate	31.1%	36.0%	33.7%	35.6%

The decrease in our effective tax rate for the three and six months ended June 30, 2010 as compared to the prior year was primarily due to the recording of a $4.2 million tax benefit in the current quarter resulting from a recently closed federal tax audit for credits associated with curriculum development. Approximately $0.5 million of this benefit applies to the first quarter 2010, $1.4 million applies to 2009 and the remaining $2.3 million applies to fiscal years 2006 – 2008. This tax credit reduced our effective tax rate by 4.5% and 2.3% for the three and six months ended June 30, 2010, respectively. In addition, the current year results include lower levels of both non-profit income and tax-exempt interest as a percentage of pretax income.

We estimate that it is reasonably possible that the liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $9.0 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the three and six months ended June 30, 2010 does not take into account the possible

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of June 30, 2010, we had accrued $3.4 million as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely audited by federal, state and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service completed its examination of our U.S. income tax returns through our tax year ending December 31, 2007.

11. STOCK REPURCHASE PROGRAM

During the three months ended June 30, 2010, we repurchased approximately 2.1 million shares of our common stock for approximately $65.3 million at an average price of $31.57 per share. During the six months ended June 30, 2010, we repurchased 5.4 million shares of our common stock for approximately $155.0 million at an average price of $28.56 per share.

As of June 30, 2010, approximately $290.5 million was available under our authorized stock repurchase program to repurchase outstanding shares of our common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. The repurchase of shares of our common stock reduces the amount of cash available to pay cash dividends to our stockholders. We have never paid cash dividends on our common stock.

12. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

On May 13, 2008, the stockholders of CEC approved the Career Education Corporation 2008 Incentive Compensation Plan (the “2008 Plan”). The 2008 Plan authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards. Any shares of CEC common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share granted for purposes of the aggregate share limit and any shares of CEC common stock that are subject to any other form of award will be counted as 1.67 shares for each share granted for purposes of the aggregate share limit. The 2008 Plan replaced our 1998 Employee Incentive Compensation Plan, as amended (the “1998 Employee Plan”) and our 1998 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). As of June 30, 2010 there were approximately 5.7 million shares of common stock available for future share-based awards under the 2008 Plan.

As of June 30, 2010, we estimate that pretax compensation expense of $26.7 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, including both stock options and shares of restricted stock. We expect to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock or by using treasury shares.

Stock Options. The exercise price of stock options granted under each of the plans is equal to the fair market value of our common stock on the date of grant. Employee stock options generally become exercisable 25% per year over a four-year service period beginning on the date of grant and expire ten years after the date of grant, unless an earlier expiration date is set at the time of the grant. Non-employee directors’ stock options expire ten years after the date of grant and generally become exercisable as follows: one-third on the grant date,

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

one-third on the first anniversary of the grant date, and one-third on the second anniversary of the grant date. Both employee stock options and non-employee director stock options are subject to possible earlier vesting and termination in certain circumstances. Generally, if a plan participant terminates his or her employment for any reason other than by death or disability during the vesting period, he or she forfeits the right to unvested stock option awards. Since the inception of the plans, grants of stock options have only been subject to the service conditions discussed previously. No stock option grants have included performance or market conditions or other factors that affect stock option vesting.

Stock option activity during the six months ended June 30, 2010, under all of our stock option plans was as follows (options in thousands):

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2009	3,213	$28.30
Granted	627	29.53
Exercised	(40)	15.38
Forfeited	—	—
Cancelled	(71)	38.19

Outstanding as of June 30, 2010	3,729	28.46

Exercisable as of June 30, 2010	2,484	$30.39

Restricted Stock. Shares of restricted stock generally become vested either three years after the date of grant or 25% per year over a four-year service period beginning on the date of grant. Generally, if a plan participant terminates his or her employment for any reason other than by death or disability during the vesting period, he or she forfeits the right to the unvested shares of restricted stock. The vesting of shares of restricted stock is subject to possible acceleration in certain circumstances. Certain of the shares of restricted stock that we have granted to plan participants are subject to performance conditions that, even if the requisite service period is met, may reduce the number of shares of restricted stock that vest at the end of the requisite service period or result in all shares being forfeited. These awards are referred to as “performance-based restricted stock.”

The following table summarizes information with respect to all outstanding shares of restricted stock under our plans during the six months ended June 30, 2010 (shares in thousands):

	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2009	1,708	$20.46
Granted	1,031	29.02
Vested	(222)	29.32
Forfeited	(137)	22.12

Outstanding as of June 30, 2010	2,380	$23.25

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

If any person or entity, including a group, beneficially owned 20% or more, of the combined voting power of our then outstanding common stock as of June 30, 2010, triggering the accelerated vesting provisions of our 1998 Employee Plan discussed above, we would have recognized accelerated share-based compensation expense of approximately $1.9 million during the second quarter of 2010.

As of June 30, 2010, we are not aware of any person or entity, including a group, who beneficially owns 20% or more of the combined voting power of our outstanding common stock. As of June 30, 2010, no individual shareholder owned more than 19.7% of the combined voting power of our then outstanding common stock.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

13. WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted net income per share for the three and six months ended June 30, 2010 and 2009 were as follows (shares in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Basic common shares outstanding	79,348	87,496	80,846	89,696
Common stock equivalents	1,111	337	1,041	377

Diluted common shares outstanding	80,459	87,833	81,887	90,073

During the three months ended June 30, 2010 and 2009, we issued less than 0.1 million shares, respectively, and during the six months ended June 30, 2010 and 2009, we issued less than 0.1 million shares, respectively, of our common stock upon the exercise of employee stock options and the purchase of common stock pursuant to our employee stock purchase plan.

Included in stock options outstanding as of June 30, 2010 and 2009, are options to purchase 2.3 million and 2.4 million shares, respectively, of our common stock that were not included in the computation of diluted net income per share during the three months ended June 30, 2010 and 2009. Included in stock options outstanding as of June 30, 2010 and 2009, are options to purchase 2.3 million and 2.5 million shares, respectively, of our common stock that were not included in the computation of diluted net income per share during the six months ended June 30, 2010 and 2009. These shares were excluded because the options’ exercise prices were greater than the average market price of our common stock during the periods, and, therefore, the effect would have been anti-dilutive.

14. SEGMENT REPORTING

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

As a result of the realignment, the Company now has five reportable segments consisting of University, Health Education, Culinary Arts, International and Transitional schools.

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

Health Education includes our Sanford-Brown schools, along with Brown College, Briarcliffe College, Missouri College and Gibbs College – Boston, MA. These schools collectively offer academic programs in the career-oriented disciplines of health education, complemented by certain programs in business studies and information technology in a classroom, laboratory or online setting.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Culinary Arts includes our LCB schools that collectively offer culinary arts programs in the career-oriented disciplines of culinary arts, baking and pastry arts, and hotel and restaurant management in a classroom, kitchen or online setting.

International includes our INSEEC schools, including IUM, and Istituto Marangoni schools located in France, Italy, the United Kingdom and Monaco, which collectively offer academic programs in the career-oriented disciplines of business studies, health education, fashion and design, visual communications and technologies and luxury goods and services in a classroom or laboratory setting.

Transitional Schools includes those schools that are currently being taught out. As of June 30, 2010, AIU – Los Angeles, CA is the only school included in Transitional Schools. We anticipate AIU-Los Angeles will complete its teach out by the fourth quarter 2010, and the results of its operations for all periods presented will be then reflected within Discontinued Operations.

Segment performance is evaluated by the Company and its chief operating decision maker based on operating income. Adjustments to reconcile segment results to unaudited consolidated results are included under the caption “Corporate and other,” which primarily includes unallocated corporate activity and eliminations.

Summary financial information by reportable segment is as follows (dollars in thousands):

	Revenue		Operating Income (Loss)
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2010	2009	2010	2009
University	$297,107	$250,079	$79,463	$45,880
Health Education	107,971	86,390	11,606	7,224
Culinary Arts	92,822	74,242	12,395	(3,098)
International	29,979	26,277	2,997	3,083
Transitional Schools	132	823	(1,440)	(1,350)

Subtotal	528,011	437,811	105,021	51,739
Corporate and other	(139)	(138)	(9,650)	(14,651)

Total	$527,872	$437,673	$95,371	$37,088

	Revenue		Operating Income (Loss)
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
University	$587,771	$489,018	$148,171	$88,368
Health Education	211,835	169,487	22,614	17,022
Culinary Arts	185,576	149,524	20,600	(4,248)
International	72,317	60,786	16,429	14,448
Transitional Schools	389	1,920	(2,848)	(2,666)

Subtotal	1,057,888	870,735	204,966	112,924
Corporate and other	(334)	(199)	(21,491)	(24,587)

Total	$1,057,554	$870,536	$183,475	$88,337

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

	Total Assets as of (1)
	June 30, 2010	December 31, 2009

University	$289,926	$255,522
Health Education	271,174	279,001
Culinary Arts	369,297	357,472
International	206,528	242,214
Transitional Schools	3,607	3,955

Subtotal	1,140,532	1,138,164
Corporate and other	245,488	395,159
Discontinued Operations	28,764	30,519

Total	$1,414,784	$1,563,842

(1)	Total assets do not include intercompany receivable or payable activity between schools and corporate.

15. TOTAL COMPREHENSIVE INCOME

The following table presents the components of comprehensive income for the periods presented (dollars in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$64,318	$6,490	$119,540	$29,747
Other comprehensive income (loss):
Foreign currency translation adjustments	(11,380)	7,113	(19,137)	2,176
Unrealized gains/(losses) on investments, net of tax	154	(56)	(5)	(322)

Total comprehensive income	$53,092	$13,547	$100,398	$31,601

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The colleges, schools and universities that are part of the Career Education Corporation (“CEC”) family offer high-quality education to a diverse student population of over 104,000 students across the world in a variety of career-oriented disciplines. The more than 90 campuses that serve these students are located throughout the U.S. and in France, Italy, the United Kingdom and Monaco, and offer doctoral, master’s, bachelor’s and associate degrees and diploma and certificate programs. Approximately 44% of our students attend the web-based virtual campuses of American InterContinental University, Colorado Technical University, International Academy of Design & Technology and Le Cordon Bleu College of Culinary Arts.

CEC is an industry leader whose brands are recognized globally. Those brands include, among others, American InterContinental University (“AIU”); Brooks Institute; Colorado Technical University (“CTU”); Harrington College of Design; INSEEC Group (“INSEEC”) Schools, including the International University of Monaco (“IUM”); International Academy of Design & Technology (“IADT”); Istituto Marangoni; Le Cordon Bleu North America (“LCB”); and Sanford-Brown Institutes and Colleges. Through our schools, CEC is committed to providing high-quality education, enabling students to graduate and pursue rewarding careers.

On January 15, 2010, we realigned our resources to more effectively execute our new strategic growth plan. We began the integration of our schools which previously comprised the Art & Design Strategic Business Unit (“SBU”) alongside AIU and CTU, within the University SBU. This realignment will facilitate synergies between the programs in Art & Design and University, especially in the areas of fashion design, merchandising and interior design and technology. It will also enable the sharing of student-focused online platforms and expertise and aid IADT as it pursues its longer-term strategy of regional accreditation. Harrington College of Design, Collins College and Brooks Institute joined the IADT schools in the alignment of the Art & Design group into the University SBU. The realignment also shifted Brown College and Briarcliffe College into the Health Education SBU. We expect Briarcliffe’s regional accreditation to be beneficial in providing greater opportunity for Sanford-Brown students to enroll in higher degree programs. This realignment resulted in new reportable segments, and prior period results have been revised to reflect these new reportable segments. See Note 14 “Segment Reporting” of the notes to our unaudited consolidated financial statements for further discussion.

In addition to the realignment, we completed a detailed review of our shared service costs to determine which of these costs should be charged to the SBUs as well as how these shared service costs should be allocated. These services include legal, finance, human resources, marketing, certain academic functions and certain centralized activities related to student finance, including financial aid processing, student account posting and collections. These costs, recorded within Corporate and other, were previously allocated to our SBUs based upon a percentage of revenue. Improved data and analytical capabilities have provided us insight into costs being incurred to support the SBUs versus costs being incurred to support the corporation as a whole. The new methodology allocates costs based on usage and consumption factors such as student population, employee headcount, advertising spend, number of financial aid recipients and revenue where appropriate. In the case of certain services which are shared evenly across the SBUs, we allocate evenly. The new methodology is intended to provide improved transparency into the costs of the shared services. The effect of these changes impacts the costs reported within each SBU and reduces the level of unallocated shared service costs. Results beginning in 2010 are presented under the new methodology and prior period results have been revised to be comparable to the current reporting.

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

Health Education includes our Sanford-Brown schools, along with Brown College, Briarcliffe College, Missouri College and Gibbs College—Boston, MA. These schools collectively offer academic programs in the career-oriented disciplines of health education, complemented by certain programs in business studies and information technology in a classroom, laboratory or online setting.

Culinary Arts includes our LCB schools that collectively offer culinary arts programs in the career-oriented disciplines of culinary arts, baking and pastry arts, and hotel and restaurant management in a classroom, kitchen or online setting.

International includes our INSEEC schools, including IUM, and Istituto Marangoni schools located in France, Italy, the United Kingdom and Monaco, which collectively offer academic programs in the career-oriented disciplines of business studies, health education, fashion and design, visual communications and technologies and luxury goods and services in a classroom or laboratory setting.

Transitional Schools includes those schools that are currently being taught out. As of June 30, 2010, AIU – Los Angeles, CA is the only school included in Transitional Schools. We anticipate AIU-Los Angeles will complete its teach out by the fourth quarter 2010, and the results of its operations for all periods presented will be then reflected within Discontinued Operations.

See Note 14 “Segment Reporting” of the notes to our unaudited consolidated financial statements for further discussion.

2010 Second Quarter Overview

During the second quarter 2010, we continued to focus on our strategic initiatives of leveraging our leading technology to grow online education offerings, increasing the number of students in our bachelor’s and master’s programs, further distinguishing our universities – AIU and CTU, and continuing the expansion of our Health Education institutions to meet the high demand for skills in this sector. These initiatives each contributed to the 20.6% increase in revenue over the prior year quarter. We continue to invest in key areas such as preparing students for success in their chosen field or career as well as focus on student engagement in the process of life-long learning which will position us for long-term growth in student population.

Operating income increased 157.1% over the prior year quarter and operating margin increased by 960 basis points to 18.1% during the second quarter 2010 over the prior year quarter as we continued to gain operating leverage. Student population grew 23% over the prior year as second quarter new student starts increased by 18%. Through our continued commitment and dedication to student success, the Company has graduated nearly 480,000 students as of June 30, 2010.

Also, during the second quarter 2010 the Company acquired for approximately $6.3 million (plus assumption of $4.3 million in loans which were immediately paid) the International University of Monaco (“IUM”), a leading international business university located in Monte Carlo with annual revenues of approximately $4.5 million. IUM offers bachelor’s, master’s and doctoral programs in such areas as finance, international business and luxury goods and services. Its current enrollment includes nearly 400 students representing 62 countries. IUM joined the INSEEC group as the acquisition expands our European presence and positions INSEEC for continued growth as a leader in postsecondary education in Europe. IUM’s operating results are included in our unaudited consolidated financial statements from the date of acquisition.

Our University segment grew student population by 18% in the second quarter, driven by strong new student starts in CTU and AIU. As a result, revenue increased approximately 19% compared to the prior year quarter and operating margins increased to approximately 27% from approximately 18%. New student starts grew 11% in the second quarter. IADT new student starts declined 36% over the prior year quarter due to changes in the academic calendar. This impact was more than offset by 26% new student start growth in CTU and 14% new student starts in AIU over the prior year quarter, driven by actions undertaken to optimize marketing channels and increase admissions effectiveness, which began positively impacting results in the third quarter 2009 and continued through the first half of 2010. The prior year quarter results reflected lower new student starts as the effectiveness of our admissions model initiated in 2008 had not reached the level we anticipated until the third quarter 2009. As a result, we expect both AIU and CTU new student start growth for the remainder of 2010 to be lower than the second quarter 2010 as we begin to compare against higher new student start growth rates from 2009.

As previously disclosed, AIU’s accrediting agency, the Higher Learning Commission of the North Central Association of Colleges and Schools (“HLC”), commissioned an advisory team to visit AIU in January 2010. The advisory team conducted a comprehensive review of AIU, with particular focus on program integrity. Based on the results of its review, the HLC advisory team did not cite AIU for any violations of any HLC accreditation criteria, including but not limited to those related to program length and credit hours, and did not recommend any sanction or limitation on AIU’s accreditation status. The advisory team recommended a focused visit for 2011 or 2012 to evaluate AIU’s transition to a new undergraduate credit structure which was introduced in February 2010. All new undergraduate students starting at AIU are enrolled in programs with this new credit structure.

In accordance with HLC policy, the advisory team’s recommendation that HLC conduct a focused visit to evaluate AIU’s transition to a new undergraduate structure was subject to review and approval by the HLC Institutional Actions Council (“IAC”) and validation by the HLC Board of Trustees. The advisory team’s recommendation was approved by the IAC on June 14, 2010, and the decision of the IAC was validated by the HLC Board of Trustees on June 23, 2010. AIU’s updated Statement of Affiliation Status and Organizational Profile were posted to the HLC’s website on Friday, July 9, 2010.

Throughout the quarter, we continued to experience significant growth in Health Education, which reported a 32% increase in new student starts as compared to the prior year quarter and a 25.0% revenue increase as compared to the prior year quarter. Operating income increased by $4.4 million or approximately 61% as compared to the prior year quarter. In 2009, we opened eight new locations, seven of which were within Health Education, allowing us to expand the strong operating model and market opportunity of our Sanford-Brown Institutes and Colleges. In addition, we opened four new campuses within Health Education in 2010; SBC Hillside – Hillside, IL and SBI Cranston – Cranston, RI opened in the first quarter of 2010, and SBC Tinley Park – Tinley Park, IL and SBC Indianapolis – Indianapolis, IN opened in second quarter of 2010. We expect to open at least two new Health Education schools during the balance of the current year. These locations provide us with the opportunity to expand our presence in key locations in the U.S.

Within our international segment, both INSEEC and Istituto Marangoni continued to experience positive results. Revenue increased approximately 14% as compared to the prior year quarter, while operating income remained relatively flat compared to the prior year quarter. Excluding the $2.8 million and $0.8 million unfavorable impact of foreign currency exchange rates, revenue grew 24.7% and operating income grew 24.6% as compared to the prior year quarter, respectively. This revenue growth is attributable to strong student population growth at both institutions and strong student retention at INSEEC as well as revenue earned by IUM of $1.4 million for the period of April 16, 2010 through June 30, 2010.

In the second quarter 2010, Culinary Arts increased new student starts by 21% resulting in a 34% increase in student population as compared to the prior year quarter. The increase in student population has driven a 25.0% increase in revenue for the second quarter 2010 as compared to the prior year quarter. Through leverage of existing cost structures, we were able to improve our operating margin by 17.6% to 13.4% in the current year quarter as compared to a loss in the prior year quarter. The increased revenue and operating cost efficiencies were offset by increased bad debt expense as a percentage of revenue over the prior year quarter. We continue to monitor the student payment practices of our payment plans to ensure adequacy of the allowance for doubtful accounts. Additionally, we believe the introduction of the 21-month Culinary Arts program that began its rollout in January 2009 along with our implementation of student support activities at each Culinary Arts campus, continues to help attract new students lost as a result of the severe contraction of the student loan market which occurred in the second quarter of 2008. By assisting our students throughout their entire course of study, including providing the opportunity for an additional year of Title IV funding with the decelerated 21-month program, we have improved the overall student experience and growth prospects of our culinary institutions.

Our acquisition of the outright rights to the LCB brand in North America in 2009 has allowed us to rebrand our existing Culinary Arts campuses with the LCB name resulting in efficiencies in our marketing campaigns, as we align our messages around this strong brand. Additionally, it solidified a core asset essential to the future growth of our Culinary Arts segment.

The results of operations for those campuses previously taught out or sold are reflected as a component of discontinued operations. Currently, we estimate 2010 charges totaling approximately $9.0 million related to real estate actions resulting from the closure of our Transitional School, AIU – Los Angeles, CA. The AIU – Los Angeles, CA campus is the one remaining Transitional School, and it is scheduled to cease operations by the end of the fourth quarter 2010. See Note 5 “Discontinued Operations” of the notes to our unaudited consolidated financial statements for further discussion of our accounting for discontinued operations.

Effective January 19, 2010, we entered into a real estate lease for our new campus support center and portions of our AIU Online and CTU Online campuses in Schaumburg, Illinois. Consolidating our campus support center will reduce the number of our leased buildings and related square footage and allow us to maximize efficiencies and reduce overhead expenses. The lease for the new location results in a $48.1 million real estate obligation through 2022. In addition, we intend to make capital improvements to our new campus support center totaling approximately $52.0 million over the next two years, with the majority of the investment expected in 2010.

Industry Environment

We operate in a highly regulated industry subject to changes in government regulations as well as changes in academic accreditation agencies and state education regulatory authorities. We have instituted systems, processes and programs in all of our schools to ensure substantial compliance with all regulations. Some recent changes proposed by the U.S. Department of Education (“ED”) may impact several key areas related to Title IV Program funding within the industry.

On June 18, 2010, the ED issued a Notice of Proposed Rulemaking (“NPRM”) following a year-long negotiated rulemaking process between the ED and the higher education community on 14 program integrity issues that include lender and general student loan issues, accreditation, discretionary grants, general and non-loan programmatic issues, safe harbors under incentive compensation rules for admissions recruiters, and program integrity in the Title IV Programs through the rulemaking process under HEA.

The June 18, 2010 NPRM addressed 13 of 14 program integrity issues in their entirety and partially addressed the 14th issue, which involves the definition of “gainful employment;” the ED issued a separate NPRM on gainful employment metrics on July 26, 2010. Public comment is due on the June 18, 2010 NPRM no later than August 2, 2010 and for the July 26, 2010 NPRM is due 45 days from the date of publication. The ED has stated that it intends to review all comments it receives with the goal of publishing a final rule by November 1, 2010 that would take effect beginning July 2011.

As proposed, these NPRMs could materially and adversely affect our business. Among the most significant of the proposed rules for our business are:

•

the elimination of 12 safe harbors that had allowed, under limited circumstances, payment of incentive compensation to employees involved in student enrollment, certain recruiting, admissions or financial aid activities;

•

establishing a definition of “gainful employment” for purposes of the foundational requirement for Title IV student financial aid that a program of study prepare students for gainful employment in a recognized occupation;

•

linking the definition of “gainful employment” with a two-part test: measuring the relationship between the debt students incur and their incomes after program completion; and measuring the rate at which all enrollees, regardless of completion, repay their loans on time;

•	defining a credit hour for purposes of determining program eligibility for Title IV student financial aid; and

•

significantly broadening institutional liability for “substantial misrepresentation” that would, among other things, subject institutions to sanctions for statements containing inadvertent errors and for statements made to non-students, including any member of the public, impose vicarious liability on institutions for the conduct of others, and expose institutions to third-party litigation and encourage private rights of action.

We cannot predict the outcome of this rulemaking process at this time, or predict with certainty the impact of any new regulations on our operations. These rules could affect the manner in which we conduct our business and compliance with these rules, which if adopted could be effective as early as July 1, 2011, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

CONSOLIDATED RESULTS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended June 30, 2010 and 2009.

	For the Three Months Ended June 30,				% Change
	2010	% of Total Revenue	2009	% of Total Revenue	2010 vs. 2009
	(Dollars in thousands)
TOTAL REVENUE	$527,872		$437,673		20.6%

OPERATING EXPENSES
Educational services and facilities	158,018	29.9%	148,461	33.9%	6.4%
General and administrative:
Advertising	74,563	14.1%	72,049	16.5%	3.5%
Admissions	54,874	10.4%	47,646	10.9%	15.2%
Administrative	108,280	20.5%	101,053	23.1%	7.2%
Bad debt	19,549	3.7%	14,986	3.4%	30.4%

Total general and administrative expense	257,266	48.7%	235,734	53.9%	9.1%
Depreciation and amortization	17,217	3.3%	16,390	3.7%	5.0%

OPERATING INCOME	95,371	18.1%	37,088	8.5%	157.1%

PRETAX INCOME	94,601	17.9%	36,831	8.4%	156.9%
PROVISION FOR INCOME TAXES	29,430	5.6%	13,258	3.0%	122.0%

Effective tax rate	31.1%		36.0%
INCOME FROM CONTINUING OPERATIONS	$65,171	12.3%	$23,573	5.4%	176.5%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(853)	-0.2%	(17,083)	-3.9%	-95.0%

NET INCOME	$64,318	12.2%	$6,490	1.5%	891.0%

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

Three Months Ended June 30, 2010 as Compared to Three Months Ended June 30, 2009

Revenue

Total revenue increased $90.2 million, or 20.6% as compared to the prior year quarter, driven by revenue growth in all of our operating segments: University, Health Education, Culinary Arts and International. The overall increase in revenue is due to a 23% increase in student population resulting from an 18% increase in new student starts for the second quarter 2010 as well as strong student population at the beginning of the period. The increase in International’s revenue as compared to the prior year quarter was negatively impacted by a $2.8 million unfavorable impact of foreign currency exchange rates which was partially offset with increased revenue related to IUM of approximately $1.4 million.

Educational Services and Facilities Expense

Educational services and facilities expense increased $9.6 million, or 6.4% as compared to the prior year quarter. The increase is mainly a result of an increase in academics expense, as University, Health Education and International invested in the expansion and support of academic functions in order to support the growing student population. As a percentage of revenue, educational services and facilities decreased 4.0% as compared to the prior year quarter as University, Health Education and Culinary Arts continue to closely monitor academic costs.

General and Administrative Expense

General and administrative expense increased $21.5 million, or 9.1% as compared to the prior year quarter driven by increases in our overall student population. As a percentage of revenue, expenses declined as we continue to leverage our existing infrastructure. Advertising expense decreased 2.4% as a percentage of revenue quarter over quarter, driven by continued focus on cost effectiveness in key acquisition channels. The $7.2 million increase in each of the categories of admissions expense and administrative expense was driven by the expansion of student population.

Bad debt expense incurred by each of our reportable segments during the quarters ended June 30, 2010 and 2009 was as follows (dollars in thousands):

	For the Three Months Ended June 30,
	2010	As a% of Segment Revenue	2009	As a% of Segment Revenue
Bad debt expense by segment:
University	$6,567	2.2%	$5,611	2.2%
Health Education	2,868	2.7%	2,441	2.8%
Culinary Arts	9,684	10.4%	6,799	9.2%
International	175	0.6%	240	0.9%
Transitional Schools	(9)	-6.8%	10	1.2%

Subtotal	19,285		15,101
Corporate and other	264	N/A	(115)	N/A

Total bad debt expense	19,549	3.7%	$14,986	3.4%

Bad debt expense increased approximately $4.6 million as compared to the prior year quarter, primarily within Culinary Arts, as student receivable balances continued to grow as a result of our extended payment plans offered to certain students. These payment plans have lower in-school payments and are generally paid back over a seven-year period following graduation. The 1.2% increase as a percent of revenue quarter over quarter for Culinary Arts is primarily due to an increase in reserve rates in 2010 related to those students who do not complete the program. During its regular course of operations, the Company continues to review and assess the appropriateness of the reserves established for its current student receivable balances.

Operating Income

Operating income increased $58.3 million, or approximately 157% as compared to the prior year quarter, as we experienced increased profitability across University, Culinary Arts and Health Education. The overall 23% increase in student population as well as continued focus on gaining cost efficiencies which resulted in a decrease in a majority of expense categories as a percent of revenue, have contributed to a 9.6% increase in operating income as a percent of revenue over the prior year quarter. International’s operating income was negatively impacted by $0.8 million of unfavorable impact of foreign currency exchange rates.

Provision for Income Taxes

Our consolidated effective income tax rate for continuing operations was 31.1% for the three months ended June 30, 2010 and 36.0% for the three months ended June 30, 2009. The decrease in our effective tax rate for the three months ended June 30, 2010 as compared to the prior year quarter was primarily due to the recording of a $4.2 million tax benefit in the current quarter resulting from a recently closed federal tax audit for credits associated with curriculum development. Approximately $0.5 million of this benefit applies to the first quarter 2010, $1.4 million applies to 2009 and the remaining $2.3 million applies to fiscal years 2006 – 2008. This tax credit reduced our effective tax rate by 4.5% for the three months ended June 30, 2010. In addition, the current quarter results include lower levels of both non-profit income and tax-exempt interest as a percentage of pretax income.

Loss from Discontinued Operations

The results of operations for schools that have ceased operations or were sold are presented within discontinued operations. As the last campus within Transitional Schools ceases operations by the end of the fourth quarter of 2010, we will reclassify its results of operations for all periods presented to discontinued operations. See Note 5 “Discontinued Operations” of the notes to our unaudited consolidated financial statements for further discussion of our discontinued operations.

Six Months Ended June 30, 2010 as Compared to Six Months Ended June 30, 2009

	For the Six Months Ended June 30,				% Change
	2010	% of Total Revenue	2009	% of Total Revenue	2010 vs. 2009
	(Dollars in thousands)
TOTAL REVENUE	$1,057,554		$870,536		21.5%

OPERATING EXPENSES
Educational services and facilities	318,315	30.1%	295,077	33.9%	7.9%
General and administrative:
Advertising	150,702	14.3%	141,869	16.3%	6.2%
Admissions	112,143	10.6%	93,757	10.8%	19.6%
Administrative	213,018	20.1%	194,085	22.3%	9.8%
Bad debt	45,931	4.3%	24,920	2.9%	84.3%

Total general and administrative expense	521,794	49.3%	454,631	52.2%	14.8%
Depreciation and amortization	33,970	3.2%	32,491	3.7%	4.6%

OPERATING INCOME	183,475	17.3%	88,337	10.1%	107.7%

PRETAX INCOME	182,664	17.3%	89,191	10.2%	104.8%
PROVISION FOR INCOME TAXES	61,538	5.8%	31,725	3.6%	94.0%

Effective tax rate	33.7%		35.6%
INCOME FROM CONTINUING OPERATIONS	$121,126	11.5%	$57,466	6.6%	110.8%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1,586)	-0.1%	(27,719)	-3.2%	-94.3%

NET INCOME	$119,540	11.3%	$29,747	3.4%	301.9%

Revenue

Total revenue increased $187.0 million, or 21.5% from the prior year driven by increased revenue in all operating segments: University, Health Education, Culinary Arts and International. The overall increase in revenue is due to a 23% increase in student population resulting from a 25% increase in new student starts over the prior year to date. The increase in International’s revenue as compared to the prior year also benefitted from an increase in revenue of $1.4 million for IUM.

Educational Services and Facilities Expense

Educational services and facilities expense increased $23.2 million, or 7.9% as compared to the prior year to date. The increase is mainly a result of an increase in academics expense, as University, Health Education and International invested in the expansion and support of academic functions in order to support the growing student population. As a percentage of revenue, educational services and facilities decreased approximately 3.8% as compared to the prior year to date, primarily due to higher utilization of our existing real estate and close monitoring of academic costs.

General and Administrative Expense

General and administrative expense increased $67.2 million, or 14.8% as compared to the prior year to date driven by increases in our overall student population. As a percentage of revenue, expenses declined as we continue to leverage our existing infrastructure. The $18.9 million and $18.4 million increases in administrative expense and admissions expense, respectively, were driven by the expansion of student population. The $8.8 million increase in advertising expense as compared to the prior year to date was driven by increased spending within University and Health Education, as we continued to experience strong levels of student interest.

Bad debt expense incurred by each of our reportable segments during the six months ended June 30, 2010 and 2009 was as follows (dollars in thousands):

	For the Six Months Ended June 30,
	2010	As a% of Segment Revenue	2009	As a% of Segment Revenue
Bad debt expense by segment:
University	$13,723	2.3%	$10,054	2.1%
Health Education	4,962	2.3%	2,711	1.6%
Culinary Arts	22,145	11.9%	11,798	7.9%
International	350	0.5%	556	0.9%
Transitional Schools	(2)	-0.5%	12	0.6%

Subtotal	41,178		25,131
Corporate and other	4,753	N/A	(211)	N/A

Total bad debt expense	$45,931	4.3%	$24,920	2.9%

Bad debt expense increased approximately $21.0 million as compared to the prior year to date, primarily within Culinary Arts, as student receivable balances continued to grow as a result of our extended payment plans offered to certain students. These payment plans have lower in-school payments and are generally paid back over a seven-year period following graduation. In addition, during the first quarter of 2010, the Company increased its allowance for doubtful accounts associated with certain extended payment plan programs by $8.1 million. This increase resulted from lower repayment history experienced on these programs. Of the $8.1 million pretax expense, $4.1 million, reflected within Corporate and other, was related to our previously terminated recourse loan program. During its regular course of operations, the Company continues to review and assess the appropriateness of the reserves established for its current receivable balances.

Operating Income

Operating income increased $95.1 million, or approximately 108% as compared to the prior year to date, as we experienced increased profitability across the majority of our reporting segments. The increase in revenue from the growth in student population more than offset the increases in operating expenses to sustain this continuing growth.

Provision for Income Taxes

Our consolidated effective income tax rate for continuing operations was 33.7% for the six months ended June 30, 2010, as compared to 35.6% for the six months ended June 30, 2009. The decrease in our effective tax rate for the six months ended June 30, 2010 as compared to the prior year to date was primarily due to the recording of a $4.2 million tax benefit in the current quarter. This tax credit reduced our effective tax rate by 2.3% for the six months ended June 30, 2010. In addition, the current year results include lower levels of both non-profit income and tax-exempt interest as a percentage of pretax income.

Loss from Discontinued Operations

The results of operations for schools that have ceased operations or were sold are presented within discontinued operations. As the last campus within Transitional Schools ceases operations by the end of the fourth quarter of 2010, we will reclassify its results of operations for all periods presented to discontinued operations. See Note 5 “Discontinued Operations” of the notes to our unaudited consolidated financial statements for further discussion of our discontinued operations.

SEGMENT RESULTS

Three Months Ended June 30, 2010 as Compared to Three Months Ended June 30, 2009

The following tables set forth unaudited historical segment results for the periods presented. Results for the prior years have been reclassified to be comparable to the current year presentation.

	For the Three Months Ended June 30,
	(Dollars in thousands)
	REVENUE			OPERATING INCOME (LOSS)		OPERATING MARGIN (LOSS)
	2010	2009	% Change	2010	2009	2010	2009
University	$297,107	$250,079	18.8%	$79,463	$45,880	26.7%	18.3%
Health Education	107,971	86,390	25.0%	11,606	7,224	10.7%	8.4%
Culinary Arts	92,822	74,242	25.0%	12,395	(3,098)	13.4%	-4.2%
International	29,979	26,277	14.1%	2,997	3,083	10.0%	11.7%
Transitional Schools	132	823	-84.0%	(1,440)	(1,350)	N/A	N/A

Subtotal	528,011	437,811	20.6%	105,021	51,739	19.9%	11.8%
Corporate and other	(139)	(138)		(9,650)	(14,651)

Total	$527,872	$437,673	20.6%	$95,371	$37,088	18.1%	8.5%

	NEW STUDENT STARTS			STUDENT POPULATION
	For the Three Months Ended June 30,			As of June 30,
	2010	2009	% Change	2010	2009	% Change
University	16,840	15,200	11%	61,000	51,800	18%
AIU	5,670	4,990	14%	20,400	17,900	14%
CTU	9,480	7,550	26%	29,000	22,900	27%
Art & Design	1,690	2,660	-36%	11,600	11,000	5%
Health Education	8,450	6,380	32%	28,600	21,900	31%
Culinary Arts	3,150	2,600	21%	12,100	9,000	34%
International	380	280	36%	2,800	2,500	12%
Transitional Schools	—	—	N/A	5	100	N/A

Total	28,820	24,460	18%	104,505	85,300	23%

University’s operating results for the three months ended June 30, 2010 and 2009 are as follows (dollars in thousands):

	Revenue			Operating Income		Operating Margin
	2010	2009	% Change	2010	2009	2010	2009
AIU	$120,037	$104,199	15.2%	$40,004	$25,196	33.3%	24.2%
CTU	114,769	87,121	31.7%	32,458	16,544	28.3%	19.0%
Art & Design	62,301	58,759	6.0%	7,001	4,140	11.2%	7.0%

Total University	$297,107	$250,079	18.8%	$79,463	$45,880	26.7%	18.3%

Current quarter revenue increased $47.0 million, or 18.8% compared to the prior year quarter, driven by increased student population of 18%. Strong new student start growth of 26% and 14% for CTU and AIU, respectively, is driven by optimization of marketing channels and improved admissions operations which began in the second half of 2009 and continued through the current year quarter.

Current quarter operating income increased by $33.6 million, and operating margin increased from 18.3% to 26.7% as compared to the prior year quarter, as increases in revenue more than offset higher levels of operating expenses to support our growing student population and effectively manage the recruitment of new students.

Health Education. Current quarter revenue increased $21.6 million, or 25.0% as compared to the prior year quarter. The increase in revenue is due to an increase in student population of 31% resulting from a 32% increase in new student starts quarter over quarter and strong student population at the beginning of the period.

Health Education increased its operating income by $4.4 million, or 60.7% as compared to the prior year quarter, as we continue to leverage our existing infrastructure.

We continue to focus on increasing our geographic presence within Health Education by starting up new campuses. Seven new campuses were started within Health Education in 2009, with two of these campuses being conversions of existing Transitional Schools which were expected to close in 2009. In addition, we opened four new campuses within Health Education in 2010; SBC Hillside – Hillside, IL and SBI Cranston – Cranston, RI opened in the first quarter of 2010, and SBC Tinley Park – Tinley Park, IL and SBC Indianapolis – Indianapolis, IN opened in second quarter of 2010. We expect to open at least two new Health Education schools during the balance of the current year. Of these thirteen campuses, eleven are considered to be start-up campuses because they are either not yet instructing students or they have been instructing students for less than one year. Excluding start-up campuses, revenue increased approximately $17.3 million, or 20.2% as compared to the prior year quarter. Operating income increased by $8.8 million, or approximately 95%, and the operating margin grew from 10.8% to 17.5%, as compared to the prior year quarter excluding the results of the start-up campuses.

Culinary Arts. Current quarter revenue increased $18.6 million, or 25.0% as compared to the prior year quarter. This increase was due to an increase in student population resulting from a strong student population at the beginning of the current year quarter and growth of 21% in new student starts, as compared to the prior year quarter. The 21-month Culinary Arts program that began its rollout in the first quarter of 2009 along with the continued offering of extended payment plans to assist our students in financing their education, both attributed to the increase in revenue and student population.

Culinary Arts’ current quarter operating income increased $15.5 million as compared to the prior year quarter, and operating margin increased to 13.4% from an operating loss in the prior year quarter. Academics expense decreased 10.5% compared to the prior year quarter as Culinary Arts continued to focus its efforts on improving productivity and operating leverage. The decrease in academics expense was offset with an increase in bad debt expense resulting from the increase in student receivable balances and bad debt reserve rates for those students utilizing extended payment plans to finance their education. The bad debt reserve rates are continually reviewed for appropriateness based upon updated historical data as it becomes available.

International. Current quarter revenue increased $3.7 million, or 14.1% as compared to the prior year quarter. The increase was driven by a strong student population at the beginning of the period compared to prior year quarter, strong student retention and increased revenue of $1.4 million related to IUM. Excluding a $2.8 million unfavorable impact of foreign currency exchange rates, revenues would have increased 24.7%.

Operating income slightly decreased as compared to the prior year quarter, primarily driven by $0.8 million of unfavorable foreign currency exchange rates. Excluding foreign currency exchange rate effects, operating income would have increased 24.6% as compared to the prior year quarter.

Transitional Schools. Current quarter revenue declined as compared to the prior year quarter due to the school no longer enrolling students. We expect revenue to continue to decline as AIU – Los Angeles, CA continues to wind down its operations. Operating loss within Transitional Schools increased slightly as compared to the prior year quarter.

Corporate and other. This category includes unallocated costs that are incurred on behalf of the entire Company. Corporate and other costs decreased $5.0 million, or 34.1% as compared to the prior year quarter primarily due to the prior year quarterly results including $3.6 million of additional share-based compensation expense related to an adjustment to forfeiture rates and estimated attainment of performance metrics for equity awards.

Six Months Ended June 30, 2010 as Compared to Six Months Ended June 30, 2009

The following tables set forth unaudited historical segment results for the periods presented. Results for the prior years have been reclassified to be comparable to the current year presentation.

	For the Six Months Ended June 30,
	(Dollars in thousands)
	REVENUE			OPERATING INCOME (LOSS)		OPERATING MARGIN (LOSS)
	2010	2009	% Change	2010	2009	2010	2009
University	$587,771	$489,018	20.2%	$148,171	$88,368	25.2%	18.1%
Health Education	211,835	169,487	25.0%	22,614	17,022	10.7%	10.0%
Culinary Arts	185,576	149,524	24.1%	20,600	(4,248)	11.1%	-2.8%
International	72,317	60,786	19.0%	16,429	14,448	22.7%	23.8%
Transitional Schools	389	1,920	-79.7%	(2,848)	(2,666)	N/A	N/A

Subtotal	1,057,888	870,735	21.5%	204,966	112,924	19.4%	13.0%
Corporate and other	(334)	(199)		(21,491)	(24,587)

Total	$1,057,554	$870,536	21.5%	$183,475	$88,337	17.3%	10.1%

	NEW STUDENT STARTS
	For the Six Months Ended June 30,
	2010	2009	% Change
University	39,710	32,810	21%
AIU	16,930	14,260	19%
CTU	18,320	14,080	30%
Art & Design	4,460	4,470	—
Health Education	17,830	13,210	35%
Culinary Arts	7,010	5,440	29%
International	1,090	990	10%
Transitional Schools	—	—	N/A

Total new student starts	65,640	52,450	25%

University’s operating results for the six months ended June 30, 2010 and 2009 are as follows (dollars in thousands):

	Revenue			Operating Income		Operating Margin
	2010	2009	% Change	2010	2009	2010	2009
AIU	$236,815	$202,092	17.2%	$72,802	$45,809	30.7%	22.7%
CTU	225,768	170,252	32.6%	61,864	32,980	27.4%	19.4%
Art & Design	125,188	116,674	7.3%	13,505	9,579	10.8%	8.2%

Total University	$587,771	$489,018	20.2%	$148,171	$88,368	25.2%	18.1%

Our University segment grew student population by 18% as compared to the prior year to date, driven by strong new student demand in CTU and AIU. As a result, revenue increased more than 20% as compared to the prior year to date. We experienced lower new student starts in the prior year to date as the effectiveness of our admissions model that was initiated in 2008 had not reached the level we anticipated in the six months ended June 30, 2009. Our marketing and admissions team collectively identified opportunities to increase the effectiveness of the admissions and marketing process, and we began to see the positive results in the second half of 2009 and continuing into the current year to date.

Current year operating income increased by $59.8 million, and operating margin increased from 18.1% to 25.2% as compared to the prior year to date, as increases in revenue more than offset higher levels of operating expenses to support our growing student population and effectively manage the recruitment of new students.

Health Education. Current year revenue increased $42.3 million, or 25.0% as compared to the prior year to date. The increase in revenue is due to an increase in student population resulting from a 35% increase in new student starts and strong student population at the beginning of the period.

Health Education increased its operating income by $5.6 million, or 32.9% as compared to the prior year to date, as the increase in revenue more than offset increases in operating expenses.

We continue to focus on increasing our geographic presence within Health Education by starting up new campuses. Seven new campuses were started within Health Education in 2009, with two of these campuses being conversions of existing Transitional Schools which were expected to close in 2009. In addition, we opened four new campuses within Health Education in 2010; SBC Hillside – Hillside, IL and SBI Cranston – Cranston, RI opened in the first quarter of 2010, and SBC Tinley Park – Tinley Park, IL and SBC Indianapolis – Indianapolis, IN opened in second quarter of 2010. We expect to open at least two new Health Education schools during the balance of the current year. Of these thirteen campuses, eleven are considered to be start-up campuses because they are either not yet instructing students or they have been instructing students for less than one year. Excluding start-up campuses, revenue increased approximately $37.0 million, or 22.1% as compared to the prior year. Operating income increased by $15.7 million, or approximately 79%, and the operating margin grew from 11.8% to 17.4%, as compared to the prior year to date excluding the results of the start-up campuses.

Culinary Arts. Current year to date revenue increased $36.1 million, or 24.1% as compared to the prior year to date. This increase was due to an increase in student population resulting from a strong student population at the beginning of the current year and growth of 29% in new student starts, as compared to the prior year. The 21-month Culinary Arts program that began its rollout in the first quarter of 2009, along with the continued offering of extended payment plans to assist our students in financing their education, both attributed to the increase in revenue and student population.

Culinary Arts’ current year operating income increased $24.8 million as compared to the prior year, and operating margin increased to 11.1% from an operating loss in the prior year to date. The increase in revenue and decrease in certain operating expenses, including academics expense, more than offset the higher bad debt expense resulting from the increase in student receivable balances and bad debt reserve rates for those students utilizing extended payment plans to finance their education. The bad debt reserve rates are continually reviewed for appropriateness based upon updated historical data as it becomes available.

International. Current year to date revenue increased $11.5 million, or 19.0% as compared to the prior year to date. The increase was driven by an increase in student population at the beginning of the period over the prior year to date, strong student retention and increased revenue of $1.4 million related to IUM.

Operating income increased $2.0 million, or 13.7% as compared to the prior year to date, as the increase in revenue more than offset higher academic costs related to the support of the growing student population.

Transitional Schools. Current year revenue declined as compared to the prior year due to the school no longer enrolling students. We expect revenue to continue to decline as AIU – Los Angeles, CA continues to wind down its operations. Operating loss within Transitional Schools increased slightly as compared to the prior year.

Corporate and other. This category includes unallocated costs that are incurred on behalf of the entire Company. Corporate and other costs decreased $3.1 million, or 12.6% as compared to the prior year primarily due to prior year to date results including $3.6 million of additional share-based compensation expense related to an adjustment to forfeiture rates and estimated attainment of performance metrics for equity awards along with a current year to date reduction in operating expenses due to cost efficiencies which more than offset the $4.1 million of bad debt expense incurred during the six month ending June 30, 2010 from our previously terminated recourse loan program.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

A detailed discussion of the accounting policies and estimates that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties is included under the caption “Summary of Significant Accounting Policies and Estimates” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2009. Note 2 “Significant Accounting Policies” of the notes to our consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2009, also includes a discussion of these and other significant accounting policies.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

As of June 30, 2010, cash, cash equivalents, and short-term investments totaled $312.7 million. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We finance our operating activities and our organic growth primarily through cash generated from operations. We finance acquisitions primarily through funding from credit facility borrowings and cash generated from operations. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, and lease commitments through at least the next 12 months primarily with cash generated by operations, existing cash balances, and, if necessary, borrowings under our existing credit agreement.

The ED requires that Title IV Program funds collected in advance of student billings be kept in a separate cash account until students are billed for the portion of their program related to those Title IV Program funds. The ED further requires that Title IV Program funds be disbursed to students within three business days of receipt. We do not recognize restricted cash balances on our unaudited consolidated balance sheet until all restrictions have lapsed with respect to those balances. As of June 30, 2010 and December 31, 2009, the amount of restricted cash balances recorded in separate cash accounts was not significant. Also included in cash and cash equivalents within our unaudited consolidated balance sheets are amounts related to certain of our European campuses that are operated as not-for-profit schools. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. The amount of not-for-profit cash and cash equivalents with restrictions was $35.4 million and $49.9 million at June 30, 2010 and December 31, 2009, respectively. Restrictions on these cash balances have not affected, nor do we believe that such restrictions will affect, our ability to fund our daily operations.

Sources and Uses of Cash

Operating Cash Flows

During the six months ended June 30, 2010 and 2009, net cash flows provided by operating activities totaled $47.9 million and $51.7 million, respectively.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students finance tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, school payment plans, private and institutional scholarships and cash payments. For the six months ended June 30, 2010 and 2009, approximately 82% and 80%, respectively, of our U.S. schools’ cash receipts from tuition payments come from Title IV Program funding. The total Title IV Program funding as a percentage of total tuition receipts was not computed on the same basis on which our 90-10 Rule ratios are computed. In accordance with applicable regulations, certain tuition receipts included in the totals above were excluded from our 90-10 Rule ratio calculations.

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

Although we anticipate that we will be able to satisfy cash requirements for working capital needs, capital expenditures, and commitments through at least the next year primarily with cash generated by our operations, existing cash balances and, if necessary, borrowings under our existing credit agreement, we are not able to assess the effect of loss contingencies on future cash requirements and liquidity. See Note 9 “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements for additional discussion of these matters.

Investing Cash Flows

During the six months ended June 30, 2010, net cash flows used in investing activities totaled $19.9 million compared to net cash flows provided by investing activities of $84.7 million for the six months ended June 30, 2009. The increase in the cash outflows attributed to investing activities was primarily due to lower sales of available-for-sale investments, net as compared to the prior year to date.

Capital Expenditures. Capital expenditures increased $13.0 million, or 43.2%, from $30.1 million during the six months ended June 30, 2009, to $43.2 million during the six months ended June 30, 2010. Capital expenditures represented 4.1% and 3.4%, respectively, of total revenue from continuing and discontinued operations during the six months ended June 30, 2010 and 2009, respectively. Capital expenditures continued to grow in 2010 due to the increased investment in start-up campuses as well as the investment in our new campus support center.

Acquisition of International University of Monaco. On April 15, 2010, we acquired 100% of the issued and outstanding stock of International University of Monaco for approximately $6.2 million, excluding acquired cash balances of approximately $0.1 million. The purchase price was funded with cash generated from operating activities.

Earnout Payments. Effective August 31, 2009, we acquired the outright rights to the Le Cordon Bleu brand in the education services field for the U.S. and Canada. The purchase price for the brand rights consisted of $25.0 million in cash funded from operations, 3.0 million shares of CEC common stock valued at $71.3 million as of the closing date and an estimated $33.2 million of earnout payments over a 20-month period as of June 30, 2010. As of June 30, 2010, we have made approximately $9.8 million in earnout payments since acquisition of the brand.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash inflow of $37.9 million and $115.2 million during the six months ended June 30, 2010 and 2009, respectively.

Financing Cash Flows

During the six months ended June 30, 2010 and 2009, net cash flows used in financing activities totaled $157.7 million and $138.0 million, respectively.

Credit Agreement. As of June 30, 2010, we had no outstanding debt under our U.S. Credit Agreement and letters of credit totaling approximately $8.8 million. The credit availability under our U.S. Credit Agreement as of June 30, 2010 was $176.2 million. See Note 6 “Financial Instruments” of the notes to our unaudited consolidated financial statements for additional discussion of our outstanding credit agreement.

Repurchases of Stock. During the six months ended June 30, 2010, we repurchased approximately 5.4 million shares of our common stock for approximately $155.0 million at an average price of $28.56 per share. During the six months ended June 30, 2009, we repurchased approximately 6.6 million shares of our common stock for approximately $140.0 million at an average price of $21.26 per share. Repurchases of stock during 2010 and 2009 were funded by cash generated from operating activities and the sale of available-for-sale investments.

As of June 30, 2010, approximately $290.5 million was available under the program to repurchase outstanding shares of our common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Payment of assumed loans. In conjunction with our acquisition of IUM, we assumed loans in the amount of $4.3 million. Repayment of these loans was made immediately after the acquisition closed.

Contractual Obligations

As of June 30, 2010, there were no significant changes to our contractual obligations from December 31, 2009 except as discussed below. We were not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

On August 31, 2009, we acquired all rights to the Le Cordon Bleu brand in the educational services field for the U.S. and Canada. A portion of the purchase price consists of a 30-month earnout payment based upon Culinary Arts tuition fee revenue estimated at $43.0 million. As of June 30, 2010, $33.2 million of the earnout remained outstanding. Future adjustment to the earnout may be warranted as the actual tuition fee revenue may vary from the current estimate.

Effective January 19, 2010, we entered into a real estate lease for our new campus support center and portions of our AIU Online and CTU Online campuses in Schaumburg, Illinois. Consolidating our campus support center will reduce the number of our leased buildings and related square footage and allow us to maximize efficiencies and reduce overhead expenses. The lease for the new location results in a $48.1 million real estate obligation through 2022. In addition, we intend to make capital improvements to our new campus support center totaling approximately $52.0 million over the next two years, with the majority of the investment expected in 2010. As a result of the real estate consolidation, our results for the six months ended June 30, 2010 include $3.7 million of pretax lease termination costs related to our existing space.

Changes in Financial Position—June 30, 2010 compared to December 31, 2009

Selected unaudited consolidated balance sheet account changes from December 31, 2009, to June 30, 2010, were as follows:

	As of
	June 30, 2010	December 31, 2009	% Change
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$150,326	$284,473	-47%
Student receivables, net	74,796	57,823	29%

Liabilities
Current liabilities:
Accrued expenses:
Payroll and related benefits	59,076	88,439	-33%
Deferred tuition revenue	137,691	184,411	-25%

Total Stockholders’ equity	877,107	921,524	-5%

Cash and cash equivalents: The change in the balance of cash and cash equivalents is primarily due to stock repurchases and the payment of the 2009 annual incentive in the first quarter 2010.

Current assets – Student receivables, net: The change in student receivables, net is due to an increase in students who are participating in our extended payment plan programs.

Accrued expenses – Payroll and related benefits: The decrease in the payroll and related benefits liabilities is primarily due to the annual incentive payment made in the first quarter of 2010.

Deferred tuition revenues: The decrease in deferred tuition revenues was driven by the decrease in student population as compared to December 31, 2009. This decrease is primarily due to the International segment as students typically end their school term in June for summer break.

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

Our municipal bond investments are auction rate securities (“ARS”) which generally have stated terms to maturity of greater than one year. We classify investments in ARS on our unaudited consolidated balance sheets within other non-current assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continue to accrue interest and are auctioned on a set interval until the auction succeeds, the issuer calls the securities, or they mature. As of June 30, 2010, we have determined these investments are at risk for impairment due to the nature of the liquidity of the market over the past year. As a result, we recorded a cumulative unrealized loss reflected within other comprehensive income on our unaudited consolidated balance sheet of approximately $0.5 million as of June 30, 2010.

Interest Rate Exposure

Any outstanding borrowings under our credit agreement bear annual interest at variable rates tied to the prime rate and the British Bankers Association LIBOR rate. As of June 30, 2010 and December 31, 2009, we had no outstanding borrowings under this agreement.

Our investments and debt instruments are recorded at their fair values as of June 30, 2010 and December 31, 2009. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

Foreign Currency Exposure

We are subject to foreign currency exchange exposures arising from current and anticipated transactions denominated in currencies other than the U.S. dollar, and from the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts. Specifically, we are subject to risks associated with fluctuations in the value of the Euro and the British pound vis-à-vis the U.S. dollar. Our investment in our foreign operations as of June 30, 2010, was not significant to our consolidated financial position.

We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in foreign currency exchange rates is not significant.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Note 9 “Commitments and Contingencies” to our unaudited consolidated financial statements is incorporated herein by reference.

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

Federal regulatory requirements cover virtually all phases of the operations of our U.S. schools and those of our competitors, including educational program offerings, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw, financial aid to students, acquisitions of or opening new institutions, addition of new educational programs, and changes in corporate structure and ownership. The U.S. Department of Education (“ED”) is our primary federal regulator, pursuant to the Higher Education Act of 1965, as amended (“HEA”).

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

•

“90-10 Rule.” Any of our U.S. schools may lose eligibility to participate in Title IV Programs if, on a cash basis, the percentage of the U.S. school’s cash receipts derived from Title IV Programs for two consecutive fiscal years is greater than 90%. Under HEA’s “90-10 Rule,” a proprietary school that fails to derive at least 10% of its cash receipts from non-Title IV sources at the end of a fiscal year will be placed on provisional participation status for two fiscal years. If the school does not satisfy the 90-10 rule for two consecutive fiscal years, it loses its eligibility to participate in the Title IV Programs for at least one fiscal year. If a school violates the 90-10 Rule and becomes ineligible to participate in Title IV Programs but continues to disburse Title IV Program funds, the ED would require the school to repay all Title IV Program funds received by it after the effective date of the loss of eligibility.

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

ED’s proposed regulations could result in regulatory changes that materially and adversely affect our business.

The agencies that regulate our U.S. schools, including ED, periodically revise their requirements and modify their interpretations of existing requirements.

On June 18, 2010, the ED issued a Notice of Proposed Rulemaking (“NPRM”) following a year-long negotiated rulemaking process between the ED and the higher education community on 14 program integrity issues that include lender and general student loan issues, accreditation, discretionary grants, general and non-loan programmatic issues, safe harbors under incentive compensation rules for admissions recruiters, and program integrity in the Title IV Programs through the rulemaking process under HEA.

The June 18, 2010 NPRM addressed 13 of 14 program integrity issues in their entirety and partially addressed the 14th issue, which involves the definition of “gainful employment;” the ED issued a separate NPRM on gainful employment metrics on July 26, 2010. Public comment is due on the June 18, 2010 NPRM no later than August 2, 2010 and for the July 26, 2010 NPRM is due 45 days from the date of publication. The ED has stated that it intends to review all comments it receives with the goal of publishing a final rule by November 1, 2010 that would take effect beginning July 2011.

As proposed, these NPRMs could materially and adversely affect our business. Among the most significant of the proposed rules for our business are:

•

the elimination of 12 safe harbors that had allowed, under limited circumstances, payment of incentive compensation to employees involved in student enrollment, certain recruiting, admissions or financial aid activities;

•

establishing a definition of “gainful employment” for purposes of the foundational requirement for Title IV student financial aid that a program of study prepare students for gainful employment in a recognized occupation;

•

linking the definition of “gainful employment” with a two-part test: measuring the relationship between the debt students incur and their incomes after program completion; and measuring the rate at which all enrollees, regardless of completion, repay their loans on time;

•	defining a credit hour for purposes of determining program eligibility for Title IV student financial aid; and

•

significantly broadening institutional liability for “substantial misrepresentation” that would, among other things, subject institutions to sanctions for statements containing inadvertent errors and for statements made to non-students, including any member of the public, impose vicarious liability on institutions for the conduct of others, and expose institutions to third-party litigation and encourage private rights of action.

We cannot predict the outcome of this rulemaking process at this time, or predict with certainty the impact of any new regulations on our operations. These rules could affect the manner in which we conduct our business by, for example, requiring us to change the manner in which we compensate our admissions representatives; by making some programs ineligible to participate in Title IV Programs due to the gainful employment rules, which in turn could result in our schools ceasing to offer such course programs; by possibly leading to limits on the maximum amount schools may charge for particular programs, potentially impacting the “90-10” calculation or resulting in decreased enrollment; or by otherwise requiring changes in our business model. Compliance with these rules, which if adopted could be effective as early as July 1, 2011, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The U.S. Congress has recently commenced hearings and other examinations of the for-profit educational sector that could result in legislation, ED rulemaking, restrictions on Title IV program participation by proprietary schools, or other actions that may materially and adversely affect our business.

On June 17, 2010, the Education and Labor Committee of the U.S. House of Representatives held a hearing to examine the manner in which accrediting agencies review higher education institutions’ policies on credit hours and program length. On June 24, 2010, the Health, Education, Labor and Pensions Committee of the U.S. Senate held the first in a series of hearings to examine the proprietary education sector and released a report, “Emerging Risk?: An Overview of Growth, Spending, Student Debt and Unanswered Questions in For-Profit Higher Education”. On June 21, 2010, the Chairmen of each of these education committees, together with other members of Congress, requested the Government Accountability Office (“GAO”) to conduct a review and prepare a report with recommendations regarding various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions’ revenue is composed of Title IV and other federal funding sources.

These hearings and the requested GAO review are not formally related to ED’s rulemaking process currently underway. However, the hearings and the requested GAO review could affect the final rules or could lead to the proposal of additional new regulatory requirements by the ED.

We cannot predict the extent to which, or whether, these hearings and review will result in legislation or further rulemaking affecting our participation in Title IV programs or other aspects of our business. If any laws or regulations are adopted that limit our participation in Title IV programs or the amount of student financial aid for which our students are eligible, our business could be adversely and materially impacted.

Government agencies, regulatory agencies and third parties may conduct compliance reviews and audits, bring claims or initiate litigation against us based on alleged noncompliance with, or violations of, the extensive regulatory requirements applicable to us, and could require us to refund amounts received under Title IV Programs or state financial aid programs or impose monetary damages, sanctions or impose significant limitations on our operations. We may be required to expend significant resources to defend against those claims.

Government and regulatory agencies and third parties may bring actions against us based on alleged violations of the extensive regulatory requirements applicable to us, alleged misrepresentations and other claims. While our compliance programs are extensive and emphasize individual and organizational responsibility for compliance, as well as employing technological compliance controls, it is possible for a single employee to engage in non-compliant behavior or make statements that violate some aspect of the extensive regulations governing our schools and business. Any alleged or other purported misrepresentations or actual infractions could result in (a) imposition of monetary fines or penalties, (b) repayment of funds received under Title IV Programs or state financial aid programs, (c) restrictions on or termination of our U.S. schools’ eligibility to participate in Title IV Programs or state financial aid programs, (d) limitations on or termination of our U.S. schools’ operations or ability to grant degrees and certificates, (e) restriction or revocation of our U.S. schools’ accreditations, (f) limitation on our ability to open new schools or offer new programs, (g) costly adversarial proceedings, or (h) civil or criminal penalties being levied against us or our schools. Any one of these outcomes could materially adversely affect our financial condition, results of operations, and cash flows and result in the imposition of significant restrictions on us and our ability to operate. We may also be required to expend significant resources defending against such claims.

Due to their participation in Title IV programs, our schools and universities are subject to periodic program reviews and audits by the ED for the purpose of evaluating an institution’s compliance with Title IV requirements, identifying any liabilities to the ED caused by errors in compliance, and improving future institutional capabilities. As previously disclosed, the ED conducted a program review of AIU in November 2009. On July 14, 2010, AIU received a copy of the ED’s Program Review Report, which is a preliminary report of the ED’s findings from its program review. The Program Review Report identified six findings, two of which were deemed to be systemic findings by the ED’s program review team. These two findings relate to AIU’s policy for determining student attendance in online courses for purposes of determining such students’ enrollment status, withdrawal dates and associated timing respecting the return of unearned Title IV funds. The remaining findings were isolated and generally relate to processing errors. We believe the amounts involved in these four findings are immaterial. In addition, the ED’s Office of Inspector General audit services division commenced a compliance audit of CTU in June 2010, covering the period July 1, 2009 to June 30, 2010, to determine whether CTU has policies and procedures to ensure that CTU administers Title IV and other federal program funds in accordance with applicable federal regulations. While we believe that our schools operate in substantial compliance with applicable statutes and regulations, we cannot predict the outcome of these matters, and any unfavorable outcomes could have a material adverse effect on our business, results of operations, cash flows and financial position. See Note 9 “Commitment and Contingencies - Accrediting Body and Federal Regulatory Matters” of the notes to our unaudited consolidated financial statements for further discussion of certain of these matters.

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

If the results of any such audits, reviews, investigations, claims, or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, additional oversight and reporting, or other civil or criminal penalties. In addition, if the ED or another regulatory agency determined that one of our schools improperly disbursed Title IV Program funds or violated a provision of the HEA or the ED’s regulations, that school could be required to repay such funds, and could be assessed an administrative fine. We have several such matters pending against us or one or more of our schools. See Note 9 “Commitments and Contingencies – Accrediting Body and Federal Regulatory Matters” of the notes to our unaudited consolidated financial statements for further discussion of certain of these matters.

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

If one or more of our schools fails to maintain institutional accreditation, if one or more of our accrediting agencies loses recognition by ED, or if certain of our programs cannot obtain or maintain programmatic accreditation, our schools could lose their ability to participate in Title IV Programs, and our growth prospects, reputation and financial condition could be materially adversely affected.

In the U.S., accrediting agencies periodically review the academic quality of an institution’s instructional programs and its administrative and financial operations to ensure that the institution has the resources to perform its educational mission. ED relies on accrediting agencies to assess whether an institution’s educational programs qualify the school to participate in Title IV Programs.

Furthermore, many states and professional associations require professional programs to be accredited, and require individuals who must pass professional license exams to have graduated from accredited programs. While programmatic accreditation is not a sufficient basis to qualify for institutional Title IV Program certification, programmatic certification assists program graduates to practice as professionals or otherwise seek employment in their chosen field. Those of our programs that do not have such programmatic accreditation, or fail to maintain such accreditation, may experience adverse publicity, declining enrollments, or other materially adverse impacts, which could result in it being impractical for us to continue offering such programs.

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

Our participation in Title IV Programs is dependent on the ED continuing to recognize the accrediting agencies that accredit our colleges and universities. The standards and practices of these agencies have recently become a focus of attention by the ED. If the ED ceased to recognize a particular accrediting agency for any reason, our schools that are accredited by that accrediting agency would not be eligible to participate in Title IV Programs beginning 18 months after the date such recognition ceased, unless that accrediting agency was again recognized or our schools that are accredited by that accrediting agency were accredited by another accrediting body recognized by the ED. If our schools that are accredited by that accrediting agency became ineligible to participate in Title IV programs, our business, financial condition, results of operations and cash flows would be materially adversely affected. Furthermore, the recent focus by the Office of Inspector General and the ED on accrediting bodies may make the accreditation review process more challenging for all of our schools when they undergo their normal accreditation review processes in the future or may lead to the ED ceasing to recognize certain accrediting bodies. If this occurred, our schools may have to incur additional costs and/or curtail or modify certain program offerings in order to maintain their accreditation, or become accredited by another accrediting body recognized by the ED, which could increase our schools’ operational costs, reduce their enrollments and materially adversely affect our business and results of operations.

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

We and other postsecondary education providers have been subject to increased regulatory scrutiny and litigation in recent years concerning student lending. State attorneys general, the ED, the U.S. Congress and other parties have increasingly focused on student loan programs, including Title IV Programs, investigating allegations of conflicts of interest between some institutions and lenders that previously provided Title IV loans, lenders providing questionable incentives to schools or school employees, claims of deceptive marketing practices for student loans, and schools steering students to specific lenders. Several institutions and lenders have been cited for these problems and have made monetary payments to settle those claims. A number of schools, including our schools, have entered into codes of conduct regarding student referrals to lenders in various states.

In response to allegations on student loan programs, Congress has passed new laws, the ED has enacted stricter regulations, and several states have adopted codes of conduct or enacted state laws that further regulate the conduct of lenders, schools, and school personnel. The Health Care and Education Reconciliation Act of 2010, which took effect on July 1, 2010, eliminated the bank-based Federal Family Education Loan Program and all new federal student loans will be made through the Direct Loan Program. Under the Direct Loan Program, students will borrow directly from the ED instead of from banks, with ED’s private sector partners disbursing, servicing and collecting the loans.

Criticisms of the overall student lending and postsecondary education sectors may impact general public perception of educational institutions, including us, in a negative manner. Adverse media coverage regarding other educational institutions or regarding us directly could damage our reputation. The environment surrounding access to and cost of student loans remains in a state of flux. The uncertainty surrounding these issues, and any resolution of these issues that increases loan costs or reduces students’ access to Title IV loans or to extended payment plan programs such as the one we make available to our students, could reduce student demand for our programs, adversely impact our revenues and operating profit or result in increased regulatory scrutiny.

Risks Related to Our Business

We, and our business model, are subject to risks relating to enrollment of students. If we are not able to continue to successfully recruit and retain our students, our financial results could be adversely materially affected.

Our business model depends on student recruitment and retention by our admissions counselors and our ability to attract and retain students at our schools. Our admissions representatives are responsible for identifying individuals interested in enrolling in our campuses. Admissions representatives serve as prospective students’ primary contacts, providing information to help them make informed enrollment decisions and assisting students with completing the enrollment process. The ED’s proposed rules eliminate safe harbors allowing payment of certain compensation to our admissions advisors, financial aid advisors and certain third parties. If we are required by ED to change the pay practices for these employees, or to the extent new legislation or rules impact our recruiting practices, we may face retention issues, increased operating costs, or the need to change our business model, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Changes in the sources and amounts of student financial aid, restrictions on student debt repayment options, or a significant increase in financing costs for our students, could reduce our enrollments, and have a material adverse effect on our student population, revenue and financial results.

The current recession in the U.S. economy and the recently enacted federal Health Care and Education Reconciliation Act of 2010 (“HCERA”), are impacting student access to financial aid. The recession caused many lenders, including lenders that previously provided Title IV loans to our students, to cease providing Title IV loans to students. Because HCERA eliminates fees paid to private banks to act as intermediaries in providing loans to college students, eliminates the FFEL program, and required schools to transition to the federal direct loan program by July 1, 2010, private lenders are exiting the student loan market.

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

We have implemented funding programs that will assist our students in continuing their program of study. We have provided payment plans directly to certain students to ensure that they can finish their current educational programs with us and to allow new students to attend our schools. As of June 30, 2010, we have committed to approximately $87.7 million of funding through extended payment plans.

Any further actions by the U.S. Congress, ED or other regulatory bodies that significantly reduces funding for Title IV Programs or the ability of our students to participate in those programs, that reduces alternate sources of student financial aid, or that restricts our ability to offer extended payment plans or establishes different or more stringent requirements for our U.S. schools to participate in Title IV Programs or to offer such extended payment plans, could have a material adverse effect on our student population, course offerings, financial condition, results of operations and cash flows.

Budget constraints in states that provide state financial aid to our students could reduce available financial aid, which could adversely affect our student population. Alternatively, improved state financing may result in increased support for lower-priced public institutions, which may increase competition for students.

A significant number of states in which our schools operate face budget constraints that may reduce state appropriations in a number of areas including state student financial aid, but we cannot predict the amount or timing of any such reductions. If state funding for our students decreases and our students are unable to secure alternative sources of funding for their education, our student population could be adversely affected, which could have a material adverse effect on our results of operations, financial condition, and cash flows. Increased state support for public institutions and community colleges, resulting in increased competition for students, also could have a material adverse effect on our results of operations, financial condition and cash flows.

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

As part of our growth strategy, we currently anticipate opening new schools, new branch campuses of our existing schools throughout the U.S. and offering new educational programs. These activities require us to invest in management and capital expenditures, incur marketing and advertising expenses, and devote resources that are different from those required to operate our existing schools. We may be unable to identify or acquire suitable expansion opportunities to help maintain or accelerate our current growth rate, or to successfully integrate a new school or branch campus. Any failure by us to effectively identify, establish and manage the operations of a new school or branch campus could slow our growth and make any newly established school or branch campus more costly to operate than we had planned, which could have an adverse effect on our results of operations.

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

The trading price of our common stock may fluctuate substantially as a result of a number of factors, some of which are not in our control. These factors include:

•	accreditation or regulatory reviews or inquiries and any related adverse publicity;

•	the outcome of ED’s proposed program integrity rulemaking program, and other changes in the legal or regulatory environment in which we operate;

•	the initiation, pendency or outcome of litigation, regulatory reviews and investigations, and any related adverse publicity;

•	changes in the student lending and credit markets;

•	our ability to meet or exceed expectations of analysts or investors;

•	quarterly variations in our operating results;

•	general conditions in the postsecondary education field, including changes in the ED, state laws and regulations and accreditation standards, or availability of student financing;

•	changes in our earnings estimates by analysts;

•	future impairment of goodwill or other intangible assets;

•	price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many companies that provide postsecondary education in recent periods;

•	the loss of key personnel; and

•	general economic conditions.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the six months ended June 30, 2010:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 31, 2009				$195,475,395
January 1, 2010—January 31, 2010	1,702,612	$23.49	1,702,612	155,475,407
February 1, 2010—February 28, 2010	309,200	27.48	309,200	396,977,868
March 1, 2010—March 31, 2010	1,346,501	30.60	1,346,501	355,771,638
April 1, 2010—April 30, 2010	1,555,145	32.18	1,555,145	305,728,843
May 1, 2010—May 31, 2010	513,749	29.73	513,749	290,454,703
June 1, 2010—June 30, 2010	—	—	—	290,454,703

Total	5,427,207		5,427,207

(1)	As of June 30, 2010, approximately $290.5 million was available under the Company’s previously authorized repurchase program. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	The following financial information from our Quarterly Report on Form 10-Q for the second quarter of 2010, filed with the SEC on August 4, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, (ii) the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2010 and June 30, 2009, (iii) the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and June 30, 2009, and (iv) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION

Date: August 4, 2010	By:	/S/ GARY E. MCCULLOUGH
Gary E. McCullough President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2010	By:	/S/ MICHAEL J. GRAHAM
Michael J. Graham Executive Vice President and Chief Financial Officer (Principal Financial Officer)