Form 10-Q
period 2010-09-30
CAREER EDUCATION CORP
filed 2010-11-02
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Number of shares of registrant’s common stock, par value $0.01, outstanding October 29, 2010: 81,259,251

CAREER EDUCATION CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$283,515	$284,473
Short-term investments	158,988	200,379

Total cash and cash equivalents and short-term investments	442,503	484,852
Student receivables, net of allowance for doubtful accounts of $50,054 and $34,963 as of September 30, 2010 and December 31, 2009, respectively	64,366	57,823
Receivables, other, net	5,514	5,256
Prepaid expenses	43,561	41,090
Inventories	11,078	11,271
Deferred income tax assets, net	12,983	12,983
Other current assets	7,810	9,442
Assets of discontinued operations	5,297	6,118

Total current assets	593,112	628,835

NON-CURRENT ASSETS:
Property and equipment, net	335,836	306,279
Goodwill	383,821	377,515
Intangible assets, net	182,351	178,520
Student receivables, net of allowance for doubtful accounts of $31,741 and $18,394 as of September 30, 2010 and December 31, 2009, respectively	14,426	21,455
Deferred income tax assets, net	3,984	3,659
Other assets, net	36,099	23,178
Assets of discontinued operations	23,491	24,401

TOTAL ASSETS	$1,573,120	$1,563,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of capital lease obligations	$784	$880
Accounts payable	47,613	51,108
Accrued expenses:
Payroll and related benefits	62,571	88,439
Advertising and production costs	25,186	21,436
Income taxes	1,206	17,849
Earnout payments	17,061	18,009
Other	92,391	46,182
Deferred tuition revenue	210,618	184,411
Liabilities of discontinued operations	19,371	13,695

Total current liabilities	476,801	442,009

NON-CURRENT LIABILITIES:
Capital lease obligations, net of current maturities	1,336	2,262
Deferred rent obligations	105,011	91,725
Earnout payments	11,898	23,680
Other liabilities	13,140	19,124
Liabilities of discontinued operations	43,464	62,997

Total non-current liabilities	174,849	199,788

SHARE-BASED AWARDS SUBJECT TO REDEMPTION	160	521

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 96,383,089 and 95,399,192 shares issued, 81,264,576 and 85,785,478 shares outstanding as of September 30, 2010 and December 31, 2009, respectively	964	954
Additional paid-in capital	262,040	244,992
Accumulated other comprehensive income	2,356	8,408
Retained earnings	1,035,090	889,057
Cost of 15,118,513 and 9,613,714 shares in treasury as of September 30, 2010 and December 31, 2009, respectively	(379,140)	(221,887)

Total stockholders’ equity	921,310	921,524

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,573,120	$1,563,842

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

REVENUE:
Tuition and registration fees	$497,172	$434,932	$1,516,181	$1,271,207
Other	27,034	23,359	65,579	57,620

Total revenue	524,206	458,291	1,581,760	1,328,827

OPERATING EXPENSES:
Educational services and facilities	159,104	149,822	477,419	444,899
General and administrative	308,627	251,935	830,421	706,566
Depreciation and amortization	17,843	15,908	51,813	48,399
Goodwill and asset impairment	354	2,500	354	2,500

Total operating expenses	485,928	420,165	1,360,007	1,202,364

Operating income	38,278	38,126	221,753	126,463

OTHER INCOME:
Interest income	189	326	689	1,968
Interest expense	(30)	(10)	(75)	(32)
Miscellaneous income (expense)	760	62	(506)	(704)

Total other income	919	378	108	1,232

PRETAX INCOME	39,197	38,504	221,861	127,695
Provision for income taxes	12,304	11,626	73,842	43,351

INCOME FROM CONTINUING OPERATIONS	26,893	26,878	148,019	84,344
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(762)	(6,086)	(2,348)	(33,805)

NET INCOME	$26,131	$20,792	$145,671	$50,539

NET INCOME (LOSS) PER SHARE—BASIC:
Income from continuing operations	$0.34	$0.32	$1.85	$0.97
Loss from discontinued operations	(0.01)	(0.07)	(0.03)	(0.39)

Net income per share	$0.33	$0.25	$1.82	$0.58

NET INCOME (LOSS) PER SHARE—DILUTED:
Income from continuing operations	$0.34	$0.32	$1.82	$0.97
Loss from discontinued operations	(0.01)	(0.07)	(0.03)	(0.39)

Net income per share	$0.33	$0.25	$1.79	$0.58

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	78,919	83,120	80,206	86,570

Diluted	79,819	83,669	81,195	87,071

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$145,671	$50,539
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and asset impairment	354	2,500
Depreciation and amortization expense	51,813	50,038
Bad debt expense	77,374	38,927
Compensation expense related to share-based awards	14,390	12,313
Loss on disposition of property and equipment	546	1,196
Changes in operating assets and liabilities	(72,633)	61,883

Net cash provided by operating activities	217,515	217,396

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(229,771)	(464,163)
Sales of available-for-sale investments	271,035	502,383
Purchases of property and equipment	(81,944)	(50,329)
Acquisition of the rights to the Le Cordon Bleu brand	(12,729)	(25,000)
Business acquisition, net of acquired cash	(6,194)	—
Other	81	(370)

Net cash used in investing activities	(59,522)	(37,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(154,913)	(181,126)
Issuance of common stock	2,453	2,166
Tax benefit associated with stock option exercises	216	194
Payment of assumed loans upon business acquisition	(4,279)	—
(Payments)/borrowings of capital lease obligations & other long term debt	(2,085)	1,214

Net cash used in financing activities	(158,608)	(177,552)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	(942)	888

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(1,557)	3,253
DISCONTINUED OPERATIONS CASH ACTIVITY INCLUDED ABOVE:
Add: Cash balance of discontinued operations, beginning of the period	599	2,004
Less: Cash balance of discontinued operations, end of the period	—	987
CASH AND CASH EQUIVALENTS, beginning of the period	284,473	242,854

CASH AND CASH EQUIVALENTS, end of the period	$283,515	$247,124

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

1. DESCRIPTION OF THE COMPANY

The colleges, schools and universities that are part of the Career Education Corporation (“CEC”) family offer high-quality education to a diverse student population of more than 118,000 students across the world in a variety of career-oriented disciplines through online, on-ground and hybrid learning program offerings. The more than 90 campuses that serve these students are located throughout the United States and in France, Italy, the United Kingdom and Monaco, and offer doctoral, master’s, bachelor’s and associate degrees and diploma and certificate programs.

CEC is an industry leader whose institutions are recognized globally. Those institutions include, among others, American InterContinental University (“AIU”); Brooks Institute; Colorado Technical University (“CTU”); Harrington College of Design; INSEEC Group (“INSEEC”) Schools; International University of Monaco (“IUM”); International Academy of Design & Technology (“IADT”); Istituto Marangoni; Le Cordon Bleu North America (“LCB”); and Sanford-Brown Institutes and Colleges. Through its schools, CEC is committed to providing high-quality education, enabling students to graduate and pursue rewarding career opportunities.

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The unaudited consolidated financial statements presented herein include the accounts of CEC. All inter-company transactions and balances have been eliminated.

On January 15, 2010, we realigned our resources to more effectively execute our strategic growth plan. We began the integration of our schools which previously comprised the Art & Design Strategic Business Unit (“SBU”) alongside AIU and CTU, within the University SBU. This realignment facilitates synergies between the programs in Art & Design and University, especially in the areas of fashion design, merchandising and interior design and technology. It also enabled the sharing of student-focused online platforms and expertise and aids IADT as it pursues its longer-term strategy of regional accreditation. Harrington College of Design, Collins College and Brooks Institute joined the IADT schools in the alignment of the Art & Design group into the University SBU. The realignment also shifted Brown College and Briarcliffe College into the Health Education SBU. We expect Briarcliffe’s regional accreditation to be beneficial in providing greater opportunity for Sanford-Brown students to enroll in higher degree programs. This realignment resulted in new reportable segments, and prior period results have been revised to reflect these new reportable segments. See Note 14 “Segment Reporting” of the notes to our unaudited consolidated financial statements for further discussion.

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

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of April 15, 2010 (dollars in thousands):

Current assets (including cash of $79)	$559
Property and equipment	524
Intangible assets not subject to amortization
Trade names	2,383
Accreditation rights	740
Intangible assets subject to amortization
Program curriculum (useful life of 15 years)	407
Covenant not to compete (useful life of 4 years)	62
Goodwill	8,360
Other assets	17

Total assets acquired	13,052

Assumed loans	4,279
Deferred tuition revenue	1,104
Other current liabilities	1,396

Total liabilities assumed	6,779

Net assets acquired	$6,273

Goodwill of $8.4 million represents the premium the Company paid over the fair value of the net tangible and intangible assets it acquired. The Company paid this premium due to the strategic location and brand

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

recognition that IUM contributes to its international operations. We do not expect any portion of this goodwill balance to be deductible for income tax reporting purposes. Acquisition costs of approximately $0.8 million were incurred in conjunction with this acquisition and are recorded in general and administrative expense on our unaudited consolidated statements of operations. IUM’s operating results are included in our unaudited consolidated financial statements from the date of acquisition.

Supplemental pro forma financial statement disclosures have not been included as this acquisition was not material to our unaudited consolidated financial position or results of operations.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310):Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU is effective for disclosures as of the end of a reporting period for interim and annual reporting periods ending on or after December 15, 2010 and for disclosures about activity that occurs during a reporting period for interim and annual reporting periods beginning on or after December 15, 2010. Management is currently evaluating the impact that the adoption of ASU 2010-20 will have and does not believe the adoption will result in a material level of new disclosures.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures regarding transfers within the fair value hierarchy and the Level 3 reconciliation, and clarifies existing disclosure requirements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 roll forward on a gross basis, which is effective for fiscal years beginning after December 15, 2010. Management has fully considered this guidance when determining the fair value and related disclosures of our financial assets as of September 30, 2010 and our adoption did not have a material impact on our unaudited consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, which provides guidance on whether multiple deliverables exist and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. ASU 2009-13, which is effective for fiscal years beginning on or after June 15, 2010, is effective for us on January 1, 2011. Management is currently evaluating the impact that the adoption of ASU 2009-13 will have on our financial condition, results of operations, and disclosures.

In January 2009, the Securities and Exchange Commission (“SEC”) issued Release No. 33-9002, Interactive Data to Improve Financial Reporting. The rule requires all companies to provide their financial statements and financial statement schedules to the SEC and on their corporate websites in interactive data format using the eXtensible Business Reporting Language (“XBRL”), which is an electronic language specifically for the communication of business and financial data. The intention of XBRL is to improve its usefulness to users and to automate regulatory filings and business information processing. Interactive data has the potential to improve efficiencies and the analyses of financial disclosures by investors and other users. The Company was required to adopt this rule by June 15, 2010. The Company elected to early adopt this rule in the first quarter of 2010 and has made the necessary filings.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

5. DISCONTINUED OPERATIONS

As of September 30, 2010, the results of operations for schools that have ceased operations or were sold are presented within discontinued operations. The Company expects to recognize approximately $9.0 million in the fourth quarter 2010 of future remaining lease obligations upon the closure of our AIU – Los Angeles, CA campus. The results for this campus will be recast as a component of discontinued operations upon the completion of its teach out.

Results of Discontinued Operations

Combined summary unaudited results of operations for our discontinued operations for the three and nine months ended September 30, 2010 and 2009, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Revenue	$—	$1,641	$—	$9,263

Pretax loss	$(1,111)	$(9,261)	$(3,583)	$(51,628)
Income tax benefit	(349)	(3,175)	(1,235)	(17,823)

Loss from discontinued operations	$(762)	$(6,086)	$(2,348)	$(33,805)

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our unaudited consolidated balance sheets as of September 30, 2010 and December 31, 2009 include the following:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Assets:
Current assets:
Cash and cash equivalents	$—	$599
Receivables, net	71	242
Prepaid expenses and other current assets	1,764	1,815
Deferred income tax assets	3,462	3,462

Total current assets	5,297	6,118

Non-current assets:
Deferred income tax assets	21,474	21,474
Other assets, net	2,017	2,927

Total assets of discontinued operations	$28,788	$30,519

Liabilities:
Current liabilities:
Accounts payable	$50	$173
Accrued expenses	2,504	5,912
Deferred tuition revenue	—	44
Remaining lease obligations	16,817	7,566

Total current liabilities	19,371	13,695
Non-current liabilities:
Remaining lease obligations	43,464	62,997

Total liabilities of discontinued operations	$62,835	$76,692

Remaining Lease Obligations

A number of the campuses that ceased operations in 2008 and 2009 have remaining lease obligations that expire during the years 2011 to 2019. A liability is recorded representing the fair value of the remaining lease obligation at the time in which the space is no longer being utilized. Changes in our future remaining lease obligations, which are reflected within current and non-current liabilities of discontinued operations on our unaudited consolidated balance sheets, for our discontinued operations for the three and nine months ended September 30, 2010 and 2009, were as follows:

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Other (2)	Balance, End of Period
	(Dollars in thousands)
For the three months ended September 30, 2010	$62,707	$930	$(3,356)	$—	$60,281

For the three months ended September 30, 2009	$25,941	$2,954	$(2,128)	$153	$26,920

For the nine months ended September 30, 2010	$70,563	$1,627	$(11,909)	$—	$60,281

For the nine months ended September 30, 2009	$14,468	$31,302	$(22,013)	$3,163	$26,920

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(1)	Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates, and variances between estimated and actual charges.
(2)	Includes existing deferred rent liability balances for newly vacated spaces that offset the losses incurred in the period recorded.

6. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents and Investments

Cash and cash equivalents and investments from our continuing operations consist of the following as of September 30, 2010 and December 31, 2009:

	September 30, 2010
		(Dollars in thousands) Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$202,380	$—	$—	$202,380
Money market funds	80,867	268	—	81,135

Total cash and cash equivalents	283,247	268	—	283,515

Short-term investments (available-for-sale):
U.S. Treasury bills	158,979	21	(12)	158,988

Total cash and cash equivalents and short-term investments	$442,226	$289	$(12)	$442,503

Long-term investments:
Municipal bonds—auction rate securities	$12,325	$—	$(423)	$11,902

	December 31, 2009
		(Dollars in thousands) Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$180,571	$—	$—	$180,571
Money market funds	103,530	372	—	103,902

Total cash and cash equivalents	284,101	372	—	284,473

Short-term investments (available-for-sale):
U.S. Treasury bills	200,320	61	(2)	200,379

Total cash and cash equivalents and short-term investments	$484,421	$433	$(2)	$484,852

Long-term investments:
Municipal bonds—auction rate securities	$12,325	$—	$(745)	$11,580

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

In the table above, unrealized holding losses as of September 30, 2010 relate to cash equivalents and short-term investments that have been in a continuous unrealized loss position for less than one year. The table also includes unrealized holding losses that relate to our long-term investments in municipal bonds, which are auction rate securities (“ARS”). When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been less than the cost basis, the financial condition of the investee, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value. The decline in the fair value of our municipal bonds through September 30, 2010 is attributable to the continued lack of activity in the ARS market, exposing these investments to liquidity risk.

Included in cash and cash equivalents above are amounts related to certain of our European campuses that are operated on a not-for-profit basis. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. The amount of cash and cash equivalents of our not-for-profit schools with restrictions was $47.7 million and $49.9 million at September 30, 2010 and December 31, 2009, respectively. Restrictions on cash balances have not affected our ability to fund operations.

Money market funds. Money market funds are mutual funds that invest in lower risk securities and generate low yields. Such funds maintain clear investment guidelines and seek to limit credit, market and liquidity risks.

Municipal bonds: Municipal bonds represent debt obligations issued by states, cities, counties, and other governmental entities, which earn federally tax-exempt interest. ARS generally have stated terms to maturity of greater than one year. We classify investments in ARS as non-current on our unaudited consolidated balance sheets within other assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continue to accrue interest and are auctioned on a set interval until the auction succeeds, the issuer calls the securities, or they mature. As of September 30, 2010, we have determined these investments are at risk for impairment due to the nature of the liquidity of the market over the past year. Cumulative unrealized losses as of September 30, 2010, amount to $0.4 million and are reflected within other comprehensive income as a component of stockholders’ equity. We believe this impairment is temporary, as we do not intend to sell the investments and it is unlikely we will be required to sell the investments before recovery of their amortized cost basis.

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

As of September 30, 2010, our long term student receivables, net, balances are presented within non-current assets on the unaudited consolidated balance sheets. It is not practicable to estimate the fair value of these financial instruments, since observable market data is not readily available.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

As of September 30, 2010, we held investments that are required to be measured at fair value on a recurring basis. Investments (available-for-sale) consist of U.S. Treasury bills that are publicly traded and for which market prices are readily available.

As of September 30, 2010, we also held investments in auction rate securities, which are classified as available-for-sale and reflected at fair value. The auction events for these investments have failed for the past year. The fair values of these securities are estimated utilizing a discounted cash flow analysis as of September 30, 2010. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics.

Investments measured at fair value on a recurring basis subject to the disclosure requirements issued by the FASB ASC under Topic 820 – Fair Value Measurements and Disclosures at September 30, 2010 and December 31, 2009, were as follows:

	As of September 30, 2010
	(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Municipal bonds	$—	$—	$11,902	$11,902
U.S. Treasury bills	158,988	—	—	158,988

Totals	$158,988	$—	$11,902	$170,890

	As of December 31, 2009
	(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Municipal bonds	$—	$—	$11,580	$11,580
U.S. Treasury bills	200,379	—	—	200,379

Totals	$200,379	$—	$11,580	$211,959

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC Topic 820 at September 30, 2010 (dollars in thousands):

Balance at December 31, 2009	$11,580
Unrealized gain	322

Balance at September 30, 2010	$11,902

Credit Agreement

As of September 30, 2010, we had letters of credit totaling $8.7 million outstanding under our $185.0 million U.S. Credit Agreement. Credit availability under our U.S. Credit Agreement as of September 30, 2010, was $176.3 million.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

7. RECEIVABLES

Student Receivables Valuation Allowance

Changes in our short-term and long-term receivables allowance for the three and nine months ended September 30, 2010 and 2009 were as follows (dollars in thousands):

	Balance, Beginning of Period	Charges to Expense (1)	Amounts Written-off	Balance, End of Period
For the three months ended September 30, 2010	$68,692	$31,934	$(18,831)	$81,795

For the three months ended September 30, 2009	$49,447	$14,238	$(13,827)	$49,858

For the nine months ended September 30, 2010	$53,357	$77,865	$(49,427)	$81,795

For the nine months ended September 30, 2009	$47,895	$39,158	$(37,195)	$49,858

(1)	In the first and third quarters 2010, we increased the reserve rates applied to outstanding student receivables balances attributed to our student extended payment plans and our previously terminated recourse loan programs. We recorded pretax expense of $8.1 million and $8.3 million during the first and third quarters 2010, respectively. The bad debt reserve rates are continually reviewed for appropriateness based upon historical data as it becomes available.

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

Outstanding net recourse loan receivable balances for continuing operations as of September 30, 2010 and December 31, 2009 were $3.6 million and $8.5 million, respectively. These receivables are reported under non-current assets as a component of student receivables, net within the unaudited consolidated balance sheets.

8. GOODWILL AND ASSET IMPAIRMENT

Changes in the carrying amount of goodwill for continuing operations for the nine months ended September 30, 2010, are as follows by segment (dollars in thousands):

	University	Health Education	Culinary Arts	International	Transitional	Total
Goodwill balance at December 31, 2009	$120,192	$136,610	$75,148	$45,565	$—	$377,515
Acquisition of IUM	—	—	—	8,360	—	8,360
Effect of foreign currency exchange rate changes	—	—	—	(2,054)	—	(2,054)

Goodwill balance at September 30, 2010	$120,192	$136,610	$75,148	$51,871	$—	$383,821

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

During the third quarter of 2010, we recorded a $0.4 million asset impairment charge for one of our leased facilities. This noncash charge is reflected within University and relates to the repurposing of a facility. During the third quarter of 2009, we recorded a $2.5 million asset impairment charge for one of our owned facilities, resulting from its carrying value exceeding its current fair value. This noncash charge is reflected within Corporate and Other.

9. COMMITMENTS AND CONTINGENCIES

Our estimated accrual for legal fees and settlements is presented within other current liabilities on our unaudited consolidated balance sheets. This accrual increased approximately $40.9 million from $3.8 million at December 31, 2009 to $44.7 million at September 30, 2010. The Company recorded legal expenses of $47.3 million in the third quarter 2010 resulting from the settlements of certain legal matters. Of this pretax amount, $40.0 million was recorded within the Culinary Arts segment in connection with the settlement of the Amador and Adams actions described in “Student Litigation” below. The remaining $7.3 million was recorded within the University segment.

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

Plaintiffs filed a Fourth Amended Complaint on or about March 19, 2010 alleging the same causes of action, but included a new claim based on violations of the California Education Code, which was recently reinstated by the California legislature. Defendants filed a motion to dismiss this new claim. The motion was taken under submission by the Court and has not been ruled on.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

In October 2010, the parties reached agreement on all the material terms of a settlement and executed a formal settlement agreement as of November 1, 2010. The settlement is subject to court approval. The monetary component of the settlement involves payment by the Company of approximately $40.0 million to pay claims by all students who enrolled in CCA and/or graduated from CCA from September 28, 2003 through October 8, 2008. The payment includes plaintiffs’ attorneys’ fees and certain expenses to be incurred in connection with the implementation of the settlement. During the third quarter of 2010, the Company recorded a pretax charge of $40.0 million which represents our best estimate of the loss related to this matter.

Lilley, et al. v. Career Education Corporation, et al. On February 11, 2008, a class action complaint was filed in the Circuit Court of Madison County, Illinois, naming as defendants Career Education Corporation and Sanford-Brown College, Inc. Plaintiffs filed amended complaints on September 5, 2008 and September 24, 2010. The five plaintiffs named in the amended complaint are former students who attended a medical assistant program at Sanford-Brown College located in Collinsville, Illinois. The class is alleged to be all persons who enrolled in that program since July 1, 2003. The amended class action complaint asserts claims for alleged violations of the Illinois Private Business and Vocational Schools Act, for alleged unfair conduct and deceptive conduct under the Illinois Consumer Fraud and Deceptive Business Practices Act, as well as common law claims of fraudulent misrepresentation and fraudulent omission.

In the amended complaint filed on September 24, 2010, the plaintiffs allege that the school’s enrollment agreements contained false and misleading information regarding placement statistics, job opportunities and salaries and that Admissions, Financial Aid and Career Services personnel used standardized materials that allegedly contained false and/or deceptive information. Plaintiffs also allege that the school misused a standardized admissions test to determine program placement when the test was not intended for that purpose; failed to provide allegedly statutorily required loan repayment information; and misrepresented the transferability of credits. Plaintiffs seek compensatory, treble and punitive damages, disgorgement and restitution of all tuition monies received from medical assistant students, attorneys’ fees, costs and injunctive relief.

Defendants filed a motion to dismiss the amended complaint on October 20, 2010. On October 27, 2010 the Court granted defendants’ motion with respect to plaintiffs’ fraudulent omission claims. The Court denied the Motion with respect to the statutory claims under the Private Schools Act and the Illinois Consumer Fraud Act and the common law fraudulent misrepresentation claim. Defendants’ brief in opposition to plaintiffs’ motion for class certification is expected to be filed on November 5, 2010. The Court has set a hearing on plaintiffs’ motion for class certification for November 15, 2010.

Schuster, et al. v. Western Culinary Institute, Ltd. and Career Education Corporation. On March 5, 2008, original named plaintiffs Shannon Gozzi and Megan Koehnen filed a complaint in Portland, Oregon in the Circuit Court of the State of Oregon in and for Multnomah County. Plaintiffs filed the complaint individually and as a putative class action and alleged two claims for equitable relief: violation of Oregon’s Unlawful Trade Practices Act and unjust enrichment. Plaintiffs filed an amended complaint on April 10, 2008, which added two claims for money damages: fraud and breach of contract. Plaintiffs allege that Western Culinary Institute, Ltd. (“WCI”) made a variety of misrepresentations to them, relating generally to WCI’s placement statistics, students’ employment prospects upon graduation from WCI, the value and quality of an education at WCI, and the amount of tuition students could expect to pay as compared to salaries they may earn after graduation. On May 21, 2008, plaintiffs filed a second amended complaint in which they simply changed the statement “Claims Subject to Mandatory Arbitration” on the caption to “Claims Not Subject to Mandatory Arbitration” (emphasis added). WCI and CEC filed an answer on June 13, 2008 and WCI subsequently moved to dismiss certain of plaintiffs’ claims under Oregon’s Unlawful Trade Practices Act; that motion was granted on September 12, 2008. Shannon Gozzi subsequently withdrew as a named plaintiff and is now asserting claims merely as an absent class member, and

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

former named plaintiff Meghan Koehnen’s claims have been dismissed. Jennifer Schuster became a Plaintiff, and when Ms. Koehnen’s claims were dismissed, she became the sole named Plaintiff. Ms. Schuster filed a third amended complaint on November 20, 2008. Defendants filed an answer on December 5, 2008. Plaintiffs filed their most recent pleading, a fourth amended complaint, on September 2, 2009, and Defendants filed an answer on October 15, 2009. The parties completed written discovery on class issues. Plaintiffs filed their motion for class certification on August 31, 2009, and oral argument on the motion was heard on October 29, 2009. On February 5, 2010, the Court entered a formal Order granting class certification on part of the UTPA and fraud claims purportedly based on omissions, denying certification of the rest of those claims and denying certification of the breach of contract and unjust enrichment claims. On April 30, 2010, the Court addressed the issue of whether the class should include students who enrolled prior to March 5, 2006, provided that they were attending the school on or after March 6, 2006. Defendants argued that the class cannot include pre-March 6, 2006 enrollees (two years prior to the filing of the lawsuit, corresponding with the two year statute of limitations on the fraud claim) because of the individual questions associated with determining whether the statute of limitations may be tolled. The Court agreed with Defendants’ position and limited the class as Defendants suggested. Because Ms. Schuster was not a member of the certified class (she enrolled before March 5, 2006), Plaintiff’s counsel is proposing to substitute in a new class representative for her named Nathan Surrett. The parties are negotiating the terms of that potential substitution, allowing WCI the right to challenge whether the new class representative is adequate (with Plaintiff retaining the burden of proof on that issue). Class notice has not been sent due to the complications associated with the impending withdrawal of the named Plaintiff and potential substitution of a new plaintiff. The parties are currently engaged in merits discovery. The class will consist of students who enrolled at WCI between March 5, 2006 and March 1, 2010, excluding those who dropped out or were dismissed from the school for academic reasons.

Vasquez, et al. v. California School of Culinary Arts, Inc. and Career Education Corporation. On June 23, 2008, a putative class action lawsuit was filed in the Los Angeles County Superior Court entitled Daniel Vasquez and Cherish Herndon v. California School of Culinary Arts, Inc. and Career Education Corporation. The plaintiffs allege causes of action for fraud, constructive fraud, violation of the California Unfair Competition Law and violation of the California Consumer Legal Remedies Act. The plaintiffs allege improper conduct in connection with the admissions process during the alleged class period. The alleged class is defined as including “all persons who purchased educational services from California School of Culinary Arts, Inc. (“CSCA”), or graduated from CSCA, within the limitations periods applicable to the herein alleged causes of action (including, without limitation, the period following the filing of the action).” Defendants successfully demurred to the constructive fraud claim and the Court has dismissed it. The parties are engaged in class discovery. The Court has set a deadline of January 28, 2011 for plaintiffs to file their motion for class certification.

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

Telephone Consumer Protection Act Litigation

Fahey, et al v. Career Education Corporation; Rojas, et al v. Career Education Corporation. On August 4, 2010, a putative class action lawsuit was filed in the Circuit Court of Cook County, Illinois, by Sheila Fahey alleging that she had received an unauthorized text message advertisement in violation of the Telephone Consumer Protection Act. On September 3, 2010, CEC removed this case to the U.S. District Court for the Northern District of Illinois. On August 18, 2010, the same counsel representing plaintiffs in the Fahey action filed a similar lawsuit in the U.S. District Court for the Northern District of Illinois on behalf of Sergio Rojas containing similar allegations. Rojas, like Fahey, seeks class certification of his claims. The alleged classes are defined to include persons who received unauthorized text message advertisements from CEC. Rojas and Fahey seek an award trebling the statutory damages to the class members, together with costs and reasonable attorneys’ fees.

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

Accrediting Body and Federal Regulatory Matters

AIU’s accrediting agency, the Higher Learning Commission of the North Central Association of Colleges and Schools (“HLC”), commissioned an advisory team to visit AIU in January 2010. The advisory team conducted a review of AIU, with particular focus on program integrity. Based on the results of its review, the HLC advisory team did not cite AIU for any violations of any HLC accreditation criteria, including but not limited to those related to program length and credit hours, and did not recommend any sanction or limitation on AIU’s accreditation status. The advisory team recommended a focused visit for 2011 or 2012 to evaluate AIU’s transition to a new undergraduate credit structure which was introduced in February 2010. All new undergraduate students starting at AIU are enrolled in programs with this new credit structure. The recommended focused visit will supersede the focused visit concerning credit equivalence previously scheduled for 2010. The focused visit is currently scheduled for September 19 – 20, 2011.

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

AIU has recently submitted new academic program applications to HLC, which are being reviewed by HLC in accordance with its regular practices.

Due to their participation in Title IV programs, our schools and universities are subject to periodic program reviews by the U.S. Department of Education (“ED”) for the purpose of evaluating an institution’s compliance with Title IV requirements, identifying any liabilities to the ED caused by errors in compliance, and improving future institutional capabilities.

As previously disclosed, the ED conducted a program review of AIU in November 2009. On July 14, 2010, AIU received a copy of the ED’s Program Review Report, which is a preliminary report of the ED’s findings from its program review. The Program Review Report identified six findings, two of which were deemed to be systemic findings by the ED’s program review team. These two findings relate to AIU’s policy for determining student attendance in online courses for purposes of determining such students’ enrollment status, withdrawal dates and associated timing respecting the return of unearned Title IV funds. AIU disagrees with these two findings and intends to contest the program review team’s proposed determination of what constitutes appropriate documentation or verification of online academic activity. The remaining four findings were isolated and generally relate to processing errors. We believe the amounts involved in these four findings are immaterial. AIU intends to submit a response to the findings contained in the Program Review Report. After the ED receives AIU’s response, it will issue a Final Program Review Determination letter that will specify any required corrective action and amounts owed to the ED, if any.

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

The following is a summary of our income tax provision and effective tax rate for continuing operations (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Pretax income	$39,197	$38,504	$221,861	$127,695
Provision for income taxes	$12,304	$11,626	$73,842	$43,351
Effective tax rate	31.4%	30.2%	33.3%	33.9%

The increase in our effective tax rate for the three months ended September 30, 2010 as compared to the prior year quarter was primarily due to the recording of a higher tax benefit in the prior year resulting from the expiration of the statute of limitations periods on various uncertain tax positions. In addition, the current quarter results include lower levels of both non-profit income and tax-exempt interest as a percentage of pretax income.

The decrease in our effective tax rate for the nine months ended September 30, 2010 as compared to the prior year to date was primarily due to the recording of a $4.2 million tax benefit in the second quarter 2010 resulting from a recently closed federal tax audit for credits associated with curriculum development. This tax credit reduced our effective tax rate by 1.9% for the nine months ended September 30, 2010. This reduction in the effective tax rate was partially offset by lower levels of both non-profit income and tax-exempt interest as a percentage of pretax income.

We estimate that it is reasonably possible that the liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $8.8 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the three and nine months ended September 30, 2010 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of September 30, 2010, we had accrued $3.4 million as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely audited by federal, state and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service completed its examination of our U.S. income tax returns through our tax year ending December 31, 2007.

11. STOCK REPURCHASE PROGRAM

During the nine months ended September 30, 2010, we repurchased 5.4 million shares of our common stock for approximately $154.9 million at an average price of $28.56 per share. We did not repurchase shares of our common stock during the third quarter 2010.

As of September 30, 2010, approximately $290.5 million was available under our authorized stock repurchase program to repurchase outstanding shares of our common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

program does not have an expiration date and may be suspended or discontinued at any time. The repurchase of shares of our common stock reduces the amount of cash available to pay cash dividends to our stockholders. We have never paid cash dividends on our common stock.

12. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

On May 13, 2008, the stockholders of CEC approved the Career Education Corporation 2008 Incentive Compensation Plan (the “2008 Plan”). The 2008 Plan authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards. Any shares of CEC common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share granted for purposes of the aggregate share limit and any shares of CEC common stock that are subject to any other form of award will be counted as 1.67 shares for each share granted for purposes of the aggregate share limit. The 2008 Plan replaced our 1998 Employee Incentive Compensation Plan, as amended (the “1998 Employee Plan”) and our 1998 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). As of September 30, 2010 there were approximately 5.9 million shares of common stock available for future share-based awards under the 2008 Plan.

As of September 30, 2010, we estimate that pretax compensation expense of $21.8 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, including both stock options and shares of restricted stock. We expect to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock or by using treasury shares.

Stock Options. The exercise price of stock options granted under each of the plans is equal to the fair market value of our common stock on the date of grant. Employee stock options generally become exercisable 25% per year over a four-year service period beginning on the date of grant and expire ten years from the date of grant, unless an earlier expiration date is set at the time of the grant. Non-employee directors’ stock options expire ten years from the date of grant and generally become exercisable as follows: one-third on the grant date, one-third on the first anniversary of the grant date, and one-third on the second anniversary of the grant date. Both employee stock options and non-employee director stock options are subject to possible earlier vesting and termination in certain circumstances. Generally, if a plan participant terminates his or her employment for any reason other than by death or disability during the vesting period, he or she forfeits the right to unvested stock option awards. Since the inception of the plans, grants of stock options have only been subject to the service conditions discussed previously. No stock option grants have included performance or market conditions or other factors that affect stock option vesting.

Stock option activity during the nine months ended September 30, 2010, under all of our stock option plans was as follows (options in thousands):

	Options	Weighted Average Exercise Price
Outstanding as of December 31, 2009	3,213	$28.30
Granted	627	29.53
Exercised	(49)	15.01
Forfeited	—	—
Cancelled	(123)	37.51

Outstanding as of September 30, 2010	3,668	28.38

Exercisable as of September 30, 2010	2,446	$30.23

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

The following table summarizes information with respect to all outstanding shares of restricted stock under our plans during the nine months ended September 30, 2010 (shares in thousands):

	Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2009	1,708	$20.46
Granted	1,033	29.00
Vested	(244)	28.98
Forfeited	(190)	22.93

Outstanding as of September 30, 2010	2,307	$23.18

Change in Control Provisions

Each of the share-based awards granted under the 2008 Plan, the 1998 Employee Plan and the Directors’ Plan, including stock options and shares of restricted stock, are subject to “change in control” provisions that accelerate vesting of outstanding equity awards under the plans under certain circumstances. As defined by these plans and their related amendments, a change in control generally is deemed to have occurred if, among other things, any corporation, person, or other entity (other than CEC, a majority-owned subsidiary of CEC or any of CEC’s subsidiaries, or an employee benefit plan sponsored or maintained by CEC), including a “group” as defined in Section 13(d)(3) of the Exchange Act, becomes the beneficial owner of our common stock representing more than 20% under our 1998 Employee Plan and Directors’ Plan (35% for any awards held by members of our Board of Directors and executives subject to reporting under Section 16 of the Exchange Act), or 35% under our 2008 Plan, of the combined voting power of our then outstanding common stock. Generally, under the 1998 Plans, accelerated vesting of outstanding awards occurs upon a change in control; under the 2008 Plan, which is a ‘double-trigger’ plan, accelerated vesting occurs when an award holder is terminated involuntarily not for cause within two years after a change in control of the Company.

If any person or entity, including a group, beneficially owned 20% or more, of the combined voting power of our then outstanding common stock as of September 30, 2010, triggering the accelerated vesting provisions of our 1998 Employee Plan discussed above, we would have recognized accelerated share-based compensation expense of approximately $1.2 million during the third quarter of 2010.

As of September 30, 2010, we are not aware of any person or entity, including a group, who beneficially owns 20% or more of the combined voting power of our outstanding common stock, and no individual shareholder owned more than 19.7% of the combined voting power of our then outstanding common stock.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

13. WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted net income per share for the three and nine months ended September 30, 2010 and 2009 were as follows (shares in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Basic common shares outstanding	78,919	83,120	80,206	86,570
Common stock equivalents	900	549	989	501

Diluted common shares outstanding	79,819	83,669	81,195	87,071

Included in stock options outstanding are options to purchase shares of our common stock that were not included in the computation of diluted net income per share. These shares were excluded because the options’ exercise prices were greater than the average market price of our common stock during the periods, and, therefore, the effect would have been anti-dilutive. The shares that would have had an anti-dilutive effect on our diluted net income per share for the three and nine months ended September 30, 2010 and 2009 were as follows (shares in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Options that would have had an anti-dilutive effect	2,891	2,277	2,379	2,187

During each of the three months ended September 30, 2010 and 2009, we issued less than 0.1 million shares, and during each of the nine months ended September 30, 2010 and 2009, we issued less than 0.2 million shares of our common stock upon the exercise of employee stock options and the purchase of common stock pursuant to our employee stock purchase plan.

14. SEGMENT REPORTING

During the first quarter of 2010, we realigned our resources by integrating our schools which previously comprised our Art & Design SBU alongside AIU and CTU within the University SBU. Harrington College of Design, Collins College and Brooks Institute joined the IADT schools in the alignment of the Art & Design group into the University SBU. The realignment also shifted Brown College and Briarcliffe College into the Health Education SBU.

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

International includes our INSEEC schools, IUM, and Istituto Marangoni schools located in France, Italy, the United Kingdom and Monaco, which collectively offer academic programs in the career-oriented disciplines of business studies, health education, fashion and design, visual communications and technologies and luxury goods and services in a classroom or laboratory setting.

Transitional Schools includes those schools that are currently being taught out. As of September 30, 2010, AIU – Los Angeles, CA is the only school included in Transitional Schools. We anticipate AIU-Los Angeles will complete its teach out by the fourth quarter 2010, and the results of its operations for all periods presented will then be reflected within Discontinued Operations.

Segment performance is evaluated by the Company and its chief operating decision maker based on operating income. Adjustments to reconcile segment results to unaudited consolidated results are included under the caption “Corporate and Other,” which primarily includes unallocated corporate activity and eliminations.

Summary financial information by reportable segment is as follows (dollars in thousands):

	Revenue		Operating Income (Loss)
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2010	2009	2010	2009
University (1)	$290,512	$260,167	$64,824	$45,421
Health Education	110,421	90,718	12,820	9,030
Culinary Arts (2)	108,305	91,654	(23,867)	6,793
International	15,061	15,333	(6,740)	(4,498)
Transitional Schools	63	565	(1,287)	(1,187)

Subtotal	524,362	458,437	45,750	55,559
Corporate and Other (3)	(156)	(146)	(7,472)	(17,433)

Total	$524,206	$458,291	$38,278	$38,126

	Revenue		Operating Income (Loss)
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
University (1)	$878,283	$749,185	$212,995	$133,789
Health Education	322,256	260,205	35,434	26,052
Culinary Arts (2)	293,881	241,178	(3,267)	2,545
International	87,378	76,119	9,689	9,950
Transitional Schools	452	2,485	(4,135)	(3,853)

Subtotal	1,582,250	1,329,172	250,716	168,483
Corporate and Other (3)	(490)	(345)	(28,963)	(42,020)

Total	$1,581,760	$1,328,827	$221,753	$126,463

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

	Total Assets as of (4)
	September 30, 2010	December 31, 2009
University	$253,990	$251,438
Health Education	278,102	269,121
Culinary Arts	375,294	366,694
International	264,198	242,214
Transitional Schools	3,622	3,955

Subtotal	1,175,206	1,133,422
Corporate and Other	369,126	399,901
Discontinued Operations	28,788	30,519

Total	$1,573,120	$1,563,842

(1)	During the third quarter 2010, University recorded $7.3 million of pretax legal expenses related to the settlements of legal matters.
(2)	During the third quarter 2010, Culinary Arts recorded a $40.0 million pretax charge related to the settlement of a legal matter. For the first and third quarters 2010, Culinary Arts recorded $3.2 million and $7.3 million, respectively, of additional bad debt expense for increases in reserve rates related to our student extended payment plans.
(3)	Corporate and Other costs decreased primarily due to the prior year including additional performance-based compensation expense related to incentive plan outperformance of $7.3 million and $9.7 million for the prior year quarter and prior year to date, respectively.
(4)	Total assets do not include the following intercompany activity: a) receivable or payable activity between schools and corporate and b) investments in subsidiaries.

15. TOTAL COMPREHENSIVE INCOME

The following table presents the components of comprehensive income for the periods presented (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$26,131	$20,792	$145,671	$50,539
Other comprehensive income (loss):
Foreign currency translation adjustments	13,004	4,182	(6,133)	6,358
Unrealized gains/(losses) on investments, net of tax	86	(48)	81	(370)

Total comprehensive income	$39,221	$24,926	$139,619	$56,527

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The colleges, schools and universities that are part of the Career Education Corporation (“CEC”) family offer high-quality education to a diverse student population of more than 118,000 students across the world in a variety of career-oriented disciplines through online, on-ground and hybrid learning program offerings. The more than 90 campuses that serve these students are located throughout the United States and in France, Italy, the United Kingdom and Monaco, and offer doctoral, master’s, bachelor’s and associate degrees and diploma and certificate programs.

CEC is an industry leader whose institutions are recognized globally. Those institutions include, among others, American InterContinental University (“AIU”); Brooks Institute; Colorado Technical University (“CTU”); Harrington College of Design; INSEEC Group (“INSEEC”) Schools; International University of Monaco (“IUM”); International Academy of Design & Technology (“IADT”); Istituto Marangoni; Le Cordon Bleu North America (“LCB”); and Sanford-Brown Institutes and Colleges. Through its schools, CEC is committed to providing high-quality education, enabling students to graduate and pursue rewarding career opportunities.

On January 15, 2010, we realigned our resources to more effectively execute our strategic growth plan. We began the integration of our schools which previously comprised the Art & Design Strategic Business Unit (“SBU”) alongside AIU and CTU, within the University SBU. This realignment facilitates synergies between the programs in Art & Design and University, especially in the areas of fashion design, merchandising and interior design and technology. It also enabled the sharing of student-focused online platforms and expertise and aids IADT as it pursues its longer-term strategy of regional accreditation. Harrington College of Design, Collins College and Brooks Institute joined the IADT schools in the alignment of the Art & Design group into the University SBU. The realignment also shifted Brown College and Briarcliffe College into the Health Education SBU. We expect Briarcliffe’s regional accreditation to be beneficial in providing greater opportunity for Sanford-Brown students to enroll in higher degree programs. This realignment resulted in new reportable segments, and prior period results have been revised to reflect these new reportable segments. See Note 14 “Segment Reporting” of the notes to our unaudited consolidated financial statements for further discussion.

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

International includes our INSEEC schools, IUM, and Istituto Marangoni schools located in France, Italy, the United Kingdom and Monaco, which collectively offer academic programs in the career-oriented disciplines of business studies, health education, fashion and design, visual communications and technologies and luxury goods and services in a classroom or laboratory setting.

Transitional Schools includes those schools that are currently being taught out. As of September 30, 2010, AIU – Los Angeles, CA is the only school included in Transitional Schools. We anticipate AIU-Los Angeles will complete its teach out by the fourth quarter 2010, and the results of its operations for all periods presented will then be reflected within Discontinued Operations.

See Note 14 “Segment Reporting” of the notes to our unaudited consolidated financial statements for further discussion.

2010 Third Quarter Overview

During the third quarter 2010, we continued to focus on ensuring quality student experiences and outcomes, our expansion of Health Education institutions to meet the high demand for skills in this sector, and improving our institutions’ compliance to ensure that our students have clear information about our programs, including their financial obligations, the demands of our programs and the range of potential outcomes. We continue to invest in key areas such as preparing students for success in their chosen field or career as well as, ongoing student engagement in the process of life-long learning which we believe will position us for long-term growth in student population. Over its history, our commitment and dedication to student success has resulted in the Company having graduated over 490,000 students.

Total revenue increased 14.4% to $524.2 million as compared to $458.3 million in the prior year quarter. Operating income increased slightly from $38.1 million in the prior year quarter to $38.3 million for the third quarter 2010, and operating margin decreased 100 basis points to 7.3%. The current year quarter’s operating income included $47.3 million of pretax expense associated with the settlements of legal matters. See Note 9 “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements for further discussion. The prior year quarter included $18.8 million of additional pretax performance-based compensation expense related to incentive plan outperformance, for which a similar level of outperformance is not expected for 2010. Student population grew 16% over the prior year quarter driven by double-digit new student starts in the first half of 2010 and a 6% increase in third quarter new student starts as compared to the prior year quarter.

Our University segment student population grew by 13% as of September 30, 2010 as compared to the prior year quarter, resulting in a revenue increase of nearly 12% compared to the prior year quarter and operating margins increased to approximately 22% from approximately 18%. New student starts for the third quarter 2010 grew 4% as compared to the prior year quarter. Current year administrative expense included $7.3 million of pretax expense related to the settlements of legal matters. As disclosed previously, the Higher Learning Commission’s (“HLC”) Board of Trustees had validated the HLC advisory team’s recommendation related to its review of AIU. During the third quarter, we submitted two new programs to HLC for approval. HLC is reviewing these programs in accordance with its regular practices. We believe this is another positive step for the AIU institution.

Throughout the quarter, we continued to experience significant growth in our Health Education segment, which reported an 18% increase in new student starts and a 21.7% revenue increase as compared to the prior year quarter. Operating margin increased by 160 basis points to 11.6% as compared to 10.0% in the prior year quarter. During the third quarter 2010, we opened our SBC Skokie—Skokie, IL campus, and in October 2010 opened our SBC Portland—Portland, OR campus, bringing our total to six newly opened campuses in 2010. These campuses provide us with the opportunity to continue to expand our presence in key locations throughout the United States.

Within our International segment, revenue decreased approximately $0.3 million, as compared to the prior year quarter, primarily due to a $2.9 million unfavorable impact of foreign currency exchange rates being partially offset by increased revenue resulting from higher student population at both INSEEC and Istituto Marangoni. In addition, the current quarter’s revenue included approximately $0.5 million of revenue attributable to our April 2010 acquisition of IUM. Operating loss increased $2.2 million as compared to the prior year quarter due to increased administrative expenses as a result of increased spending related to the integration of IUM and other support services.

In the third quarter 2010, Culinary Arts increased new student starts by 4% which, combined with strong student population at the beginning of the current quarter, resulted in a 20% increase in student population as compared to the prior year quarter. The increase in student population drove an 18.2% increase in revenue for the third quarter 2010 as compared to the prior year quarter. The current year quarter included a $40.0 million charge related to the settlement of an outstanding legal matter. In addition, the third quarter 2010 results include a $7.3 million increase in bad debt expense related to increasing the reserve rates attributable to our student extended payment plans. These charges were partially offset by decreased operating costs in academics and advertising as we continued to leverage existing cost structures and optimize marketing channels.

The Company monitors the use of student extended payment plans as a means for providing students with the financing necessary to enroll in our programs. When determining the level of future commitment we expect to make to student extended payment plans, we consider factors including the availability of third-party financing, the programs offered by our institutions and the mix of students enrolled in our programs. As of September 30, 2010, the amount of earned student receivables under student extended payment plans, net of allowance for doubtful accounts was $21.2 million.

The results of operations for those campuses previously taught out or sold are reflected as a component of discontinued operations. Currently, we estimate 2010 charges totaling approximately $9.0 million related to real estate actions resulting from the closure of our Transitional School, AIU—Los Angeles, CA. The AIU—Los Angeles, CA campus is the one remaining Transitional School, and it is scheduled to cease operations in the fourth quarter 2010. See Note 5 “Discontinued Operations” of the notes to our unaudited consolidated financial statements for further discussion of our accounting for discontinued operations.

Industry Environment

We operate in a highly regulated environment subject to changes in government regulations as well as changes in academic accreditation agencies and state education regulatory authorities. We have instituted systems, processes and programs in all of our schools to ensure substantial compliance with all regulations. Recent and pending regulations released and to be released by the U.S. Department of Education (“ED”) may impact several key areas related to Title IV Program funding eligibility in the for-profit postsecondary education sector.

On October 29, 2010, ED issued final regulations pertaining to certain aspects of the administration of the Title IV Programs, including, but not limited to state authorization, gainful employment, compensation rules for persons engaged in certain aspects of admissions and financial aid, determination of attendance and definition of credit hours. With minor exception these regulations will become effective July 1, 2011. ED previously announced that it was delaying until early 2011 publication of final regulations on certain further proposed gainful employment regulations, which are expected to become effective on July 1, 2012 or thereafter.

The October 29, 2010 regulations contain substantial changes from the proposed regulations issued by ED in June 2010. The Company is in process of analyzing the final regulations, to identify and assess potential impacts to our business. The new and proposed regulations could have significant impacts on our business. Among the most significant regulatory changes that we have identified to date for our business are:

•

the elimination of certain “safe harbors” that had allowed, under limited and prescribed circumstances, payment of certain types of compensation to employees (including higher level employees) and third parties involved in student enrollment, certain recruiting, admissions or financial aid activities;

•

imposing extensive record-keeping and disclosure requirements respecting the employment of graduates, as a precursor to proposed future regulations, described above, that would base the eligibility of specific programs to enroll students receiving Title IV Program funds on certain yet-to-be defined metrics including but not limited to cost of education, future earnings, student loan defaults and debt incurred in the securing of such education;

•	defining a credit hour for purposes of determining program eligibility for Title IV student financial aid;

•	establishing more stringent state approval criteria that may require or encourage states to modify existing state approval and licensing processes;

•	requiring an institution that offers distance learning programs to secure the approval of each state where it enrolls students to the extent any such state requires such approval; and

•

strengthening the definition of proscribed “misrepresentation” to include, among other things, erroneous statements, including erroneous statements made by certain third-party vendors under contract to an institution, which may increase institutional liability and subject institutions to sanctions for statements containing inadvertent errors, and expose institutions to costly third-party litigation.

As of the date of this filing, we are still assessing the most recently released regulations. We cannot predict the outcome of the portion of the gainful employment rules that are expected to be issued in 2011, or predict with certainty the impact of the new regulations on our operations. These rules could affect the manner in which we conduct our business and compliance with these rules could have a material adverse effect on our business, financial condition, results of operations and cash flows. We anticipate that our Culinary Arts and Art & Design institutions will be most impacted by the gainful employment rules that are expected to be issued in 2011. We continue to review our business models and expect to be in a position to respond with action plans to address changes that may be required as a result of the final gainful employment rules.

CONSOLIDATED RESULTS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the three months ended September 30, 2010 and 2009.

	For the Three Months Ended September 30,				% Change
	2010	% of Total Revenue	2009	% of Total Revenue	2010 vs. 2009
	(Dollars in thousands)
TOTAL REVENUE	$524,206		$458,291		14.4%

OPERATING EXPENSES
Educational services and facilities	159,104	30.4%	149,822	32.7%	6.2%
General and administrative:
Advertising	77,440	14.8%	76,933	16.8%	0.7%
Admissions	53,120	10.1%	48,228	10.5%	10.1%
Administrative	146,133	27.9%	112,536	24.6%	29.9%
Bad debt	31,934	6.1%	14,238	3.1%	124.3%

Total general and administrative expense	308,627	58.9%	251,935	55.0%	22.5%
Depreciation and amortization	17,843	3.4%	15,908	3.5%	12.2%
Goodwill and asset impairment	354	0.1%	2,500	0.5%	-85.8%

OPERATING INCOME	38,278	7.3%	38,126	8.3%	0.4%

PRETAX INCOME	39,197	7.5%	38,504	8.4%	1.8%
PROVISION FOR INCOME TAXES	12,304	2.3%	11,626	2.5%	5.8%

Effective tax rate	31.4%		30.2%
INCOME FROM CONTINUING OPERATIONS	$26,893	5.1%	$26,878	5.9%	0.1%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(762)	-0.1%	(6,086)	-1.3%	-87.5%

NET INCOME	$26,131	5.0%	$20,792	4.5%	25.7%

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

Three Months Ended September 30, 2010 as Compared to Three Months Ended September 30, 2009

Revenue

Total revenue increased $65.9 million, or 14.4% as compared to the prior year quarter, driven by revenue growth in the majority of our operating segments: University, Health Education and Culinary Arts. The overall increase in revenue is due to a 16% increase in student population. International’s revenue, which decreased slightly as compared to the prior year quarter, was negatively impacted by a $2.9 million unfavorable effect of foreign currency exchange rates.

Educational Services and Facilities Expense

Educational services and facilities expense increased $9.3 million, or 6.2% as compared to the prior year quarter primarily driven by increased academics expense within University and Health Education, as we continue to invest in the expansion and support of academic functions in order to support the growing student population. As a percentage of revenue, educational services and facilities decreased 2.3% as compared to the prior year quarter, as our operating segments continue to leverage their existing cost structure in providing the appropriate services to our students.

General and Administrative Expense

General and administrative expense increased $56.7 million, or 22.5%, and increased 3.9% as a percentage of revenue as compared to the prior year quarter. The current year quarter results include $47.3 million of pretax charges related to legal matters within Culinary Arts and University and a $17.7 million increase in bad debt expense. The prior year quarter includes $18.8 million of pretax additional performance-based compensation expense related to incentive plan outperformance. The increased costs as compared to the prior year quarter were partially offset by decreases in advertising and admissions expenses as a percent of revenue, as we continue to focus on cost effectiveness in key acquisition channels and leverage our existing infrastructure.

Bad debt expense incurred by each of our reportable segments during the quarters ended September 30, 2010 and 2009 was as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2010	As a % of Segment Revenue	2009	As a % of Segment Revenue
Bad debt expense by segment:
University	$9,433	3.2%	$4,853	1.9%
Health Education	3,375	3.1%	2,090	2.3%
Culinary Arts	19,028	17.6%	7,717	8.4%
International	(75)	-0.5%	(344)	-2.2%
Transitional Schools	(3)	-4.8%	10	1.8%

Subtotal	31,758		14,326
Corporate and Other	176	N/A	(88)	N/A

Total	$31,934	6.1%	$14,238	3.1%

Bad debt expense increased approximately $17.7 million as compared to the prior year quarter, primarily within Culinary Arts as a result of increased reserve rates being applied to outstanding student receivables associated with our student extended payment plans. The bad debt reserve rates are continually reviewed for appropriateness based upon updated historical data as it becomes available, and as a result, the Company recorded an additional $8.3 million in bad debt expense in the current year quarter. Approximately $7.3 million of this charge was recorded within Culinary Arts.

Operating Income

Operating income increased $0.2 million, or approximately 0.4% as compared to the prior year quarter, as we experienced increased profitability within University and Health Education, offset by operating losses within Culinary Arts and International. The 16% increase in total student population, as well as the continued focus on gaining cost efficiencies which resulted in a decrease in several expense categories as a percent of revenue, were partially offset by the increases in administrative and bad debt expense. The decrease in operating income as a percent of revenue was primarily due to $47.3 million of pretax charges recorded in the third quarter 2010 related to legal matters within Culinary Arts and University.

Provision for Income Taxes

Our consolidated effective income tax rate for continuing operations was 31.4% for the three months ended September 30, 2010 and 30.2% for the three months ended September 30, 2009. The increase in our effective tax rate for the three months ended September 30, 2010 as compared to the prior year quarter was primarily due to the recording of a higher tax benefit in the prior year resulting from the expiration of the statute of limitations on various uncertain tax positions. In addition, the current quarter results include lower levels of both non-profit income and tax-exempt interest as a percentage of pretax income.

Loss from Discontinued Operations

The results of operations for schools that have ceased operations or were sold are presented within discontinued operations. As the last campus within Transitional Schools ceases operations in the fourth quarter of 2010, we will reclassify its results of operations for all periods presented to discontinued operations. See Note 5 “Discontinued Operations” of the notes to our unaudited consolidated financial statements for further discussion of our discontinued operations.

Nine Months Ended September 30, 2010 as Compared to Nine Months Ended September 30, 2009

	For the Nine Months Ended September 30,				% Change
	2010	% of Total Revenue	2009	% of Total Revenue	2010 vs. 2009
	(Dollars in thousands)
TOTAL REVENUE	$1,581,760		$1,328,827		19.0%

OPERATING EXPENSES
Educational services and facilities	477,419	30.2%	444,899	33.5%	7.3%
General and administrative:
Advertising	228,142	14.4%	218,801	16.5%	4.3%
Admissions	165,263	10.4%	141,985	10.7%	16.4%
Administrative	359,151	22.7%	306,622	23.1%	17.1%
Bad debt	77,865	4.9%	39,158	2.9%	98.8%

Total general and administrative expense	830,421	52.5%	706,566	53.2%	17.5%
Depreciation and amortization	51,813	3.3%	48,399	3.6%	7.1%
Goodwill and asset impairment	354	0.0%	2,500	0.2%	-85.8%

OPERATING INCOME	221,753	14.0%	126,463	9.5%	75.4%

PRETAX INCOME	221,861	14.0%	127,695	9.6%	73.7%
PROVISION FOR INCOME TAXES	73,842	4.7%	43,351	3.3%	70.3%

Effective tax rate	33.3%		33.9%
INCOME FROM CONTINUING OPERATIONS	$148,019	9.4%	$84,344	6.3%	75.5%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(2,348)	-0.1%	(33,805)	-2.5%	-93.1%

NET INCOME	$145,671	9.2%	$50,539	3.8%	188.2%

Revenue

Total revenue increased $252.9 million, or 19.0% from the prior year driven by increased revenue in all operating segments: University, Health Education, Culinary Arts and International. The overall increase in revenue is due to a 16% increase in student population resulting from a 17% increase in new student starts as compared to the prior year to date. International’s revenue was negatively impacted by a $3.2 million unfavorable effect of foreign currency exchange rates.

Educational Services and Facilities Expense

Educational services and facilities expense increased $32.5 million, or 7.3% as compared to the prior year to date. The increase is mainly a result of an increase in academics expense, as Health Education, University and International invested in the expansion and support of academic functions in order to support the growing student population. As a percentage of revenue, educational services and facilities decreased approximately 3.3% as compared to the prior year to date, primarily due to higher utilization of our existing real estate and improved leverage of academic costs.

General and Administrative Expense

General and administrative expense increased $123.9 million, or 17.5% as compared to the prior year to date partially due to $47.3 million in pretax charges related to legal matters. The prior year included $25.3 million of additional performance-based compensation expense related to incentive plan outperformance. The increase of

$23.3 million in admissions expense as compared to the prior year to date was driven by the expansion of the student population. Advertising expense increased $9.3 million as compared to the prior year to date due to increased spending within Health Education and University during the first half of 2010 as a result of strong levels of student interest. As a percentage of revenue, expenses declined as we continue to leverage our existing infrastructure.

Bad debt expense incurred by each of our reportable segments during the nine months ended September 30, 2010 and 2009 was as follows (dollars in thousands):

	For the Nine Months Ended September 30,
	2010	As a % of Segment Revenue	2009	As a % of Segment Revenue
Bad debt expense by segment:
University	$23,156	2.6%	$14,907	2.0%
Health Education	8,337	2.6%	4,801	1.8%
Culinary Arts	41,173	14.0%	19,515	8.1%
International	275	0.3%	212	0.3%
Transitional Schools	(5)	-1.1%	22	0.9%

Subtotal	72,936		39,457
Corporate and Other	4,929	N/A	(299)	N/A

Total	$77,865	4.9%	$39,158	2.9%

Bad debt expense increased $38.7 million as compared to the prior year to date, primarily within Culinary Arts, as student receivable balances continued to grow as a result of increased reserve rates being applied to outstanding student receivables associated with our student extended payment plans. As a result, the Company recorded additional bad debt expense of $8.1 million and $8.3 million during the first and third quarters 2010, respectively. These rates are continually reviewed for appropriateness based upon updated historical data as it becomes available.

Operating Income

Operating income increased $95.3 million, or 75.4% as compared to the prior year to date, as we experienced increased profitability within University and Health Education. The increase in revenue from the growth in student population more than offset the increases in operating expenses to sustain this continuing growth, as well as the charges related to legal matters and our allowance for doubtful accounts.

Provision for Income Taxes

Our consolidated effective income tax rate for continuing operations was 33.3% for the nine months ended September 30, 2010, as compared to 33.9% for the nine months ended September 30, 2009. The decrease in our effective tax rate for the nine months ended September 30, 2010 as compared to the prior year to date was primarily due to the recording of a $4.2 million tax benefit in the second quarter 2010 resulting from a recently closed federal tax audit for credits associated with curriculum development. This tax credit reduced our effective tax rate by 1.9% for the nine months ended September 30, 2010. This reduction in the effective tax rate was partially offset due to lower levels of both non-profit income and tax-exempt interest as a percentage of pretax income.

Loss from Discontinued Operations

The results of operations for schools that have ceased operations or were sold are presented within discontinued operations. As the last campus within Transitional Schools ceases operations in the fourth quarter of

2010, we will reclassify its results of operations for all periods presented to discontinued operations. See Note 5 “Discontinued Operations” of the notes to our unaudited consolidated financial statements for further discussion of our discontinued operations.

SEGMENT RESULTS

Three Months Ended September 30, 2010 as Compared to Three Months Ended September 30, 2009

The following tables set forth unaudited historical segment results for the periods presented. Results for the prior years have been reclassified to be comparable to the current year presentation.

	For the Three Months Ended September 30,
	(Dollars in thousands)
	REVENUE			OPERATING INCOME (LOSS)		OPERATING MARGIN (LOSS)
	2010	2009	% Change	2010	2009	2010	2009
University	$290,512	$260,167	11.7%	$64,824	$45,421	22.3%	17.5%
Health Education	110,421	90,718	21.7%	12,820	9,030	11.6%	10.0%
Culinary Arts	108,305	91,654	18.2%	(23,867)	6,793	-22.0%	7.4%
International	15,061	15,333	-1.8%	(6,740)	(4,498)	-44.8%	-29.3%
Transitional Schools	63	565	-88.8%	(1,287)	(1,187)	N/A	N/A

Subtotal	524,362	458,437	14.4%	45,750	55,559	8.7%	12.1%
Corporate and Other	(156)	(146)		(7,472)	(17,433)

Total	$524,206	$458,291	14.4%	$38,278	$38,126	7.3%	8.3%

	NEW STUDENT STARTS			STUDENT POPULATION
	For the Three Months Ended September 30,			As of September 30,
	2010	2009	% Change	2010	2009	% Change
University	19,070	18,350	4%	63,500	56,400	13%
AIU	6,760	6,530	4%	21,000	19,500	8%
CTU	9,180	8,760	5%	29,900	24,500	22%
Art & Design	3,130	3,060	2%	12,600	12,400	2%
Health Education	9,440	8,000	18%	31,100	25,000	24%
Culinary Arts	7,360	7,100	4%	16,300	13,600	20%
International	4,130	4,200	-2%	7,300	7,000	4%
Transitional Schools	—	—	N/A	5	100	N/A

Total	40,000	37,650	6%	118,205	102,100	16%

University’s operating results for the three months ended September 30, 2010 and 2009 are as follows (dollars in thousands):

	Revenue			Operating Income		Operating Margin
	2010	2009	% Change	2010	2009	2010	2009
AIU	$113,119	$107,184	5.5%	$23,252	$23,716	20.6%	22.1%
CTU	116,311	92,848	25.3%	32,414	15,556	27.9%	16.8%
Art & Design	61,082	60,135	1.6%	9,158	6,149	15.0%	10.2%

Total	$290,512	$260,167	11.7%	$64,824	$45,421	22.3%	17.5%

Current quarter revenue increased $30.3 million, or 11.7% as compared to the prior year quarter, driven by increased student population of 13%. As anticipated, our institutions within University experienced new student start growth in the single digits as compared to the prior quarter. During the third quarter 2010, we began to compare against significantly higher prior year quarter new student start growth rates.

Current quarter operating income increased by $19.4 million, and operating margin increased from 17.5% to 22.3% as compared to the prior year quarter, as increases in revenue more than offset higher levels of operating expenses to support our growing student population and effectively manage the recruitment of new students. Administrative expenses during the third quarter 2010 included a pretax charge of approximately $7.3 million related to the settlements of legal matters.

Health Education. Current quarter revenue increased $19.7 million, or 21.7% as compared to the prior year quarter. The increase in revenue is due to an increase in student population of 24% resulting from an 18% increase in new student starts quarter over quarter and strong student population at the beginning of the period.

Health Education increased its operating income by $3.8 million, or 42.0% as compared to the prior year quarter, as we continue to leverage our existing infrastructure.

We continue to focus on increasing our geographic presence within Health Education by starting up new campuses. During the third quarter 2010, we opened our SBC Skokie – Skokie, IL campus and in October 2010 opened our SBC Portland – Portland, OR campus, bringing our total to six newly opened campuses in 2010. Excluding the impact of our eleven start-up campuses, revenue increased approximately $11.5 million, or 12.8% as compared to the prior year quarter, and operating income increased by $7.2 million, or approximately 62.9% as compared to the prior year quarter.

Culinary Arts. Current quarter revenue increased $16.7 million, or 18.2% as compared to the prior year quarter. This increase was due to a 20% increase in student population resulting from a strong student population at the beginning of the current year quarter and growth of 4% in new student starts, as compared to the prior year quarter.

Culinary Arts’ reported an operating loss of $23.9 million for the current quarter, primarily due to the current year quarter including a $40.0 million pretax charge related to the settlement of a legal matter, as well as $7.3 million of additional bad debt expense. The increase in bad debt expense resulted from the increase in bad debt reserve rates related to our student extended payment plans. The operating loss as compared to the prior year quarter was partially offset by a 7% decrease in academic expenses as Culinary Arts continued to focus its efforts on improving productivity and operating leverage.

International. Current quarter revenue decreased $0.3 million or 1.8% as compared to the prior year quarter. Although student population remained relatively stable, new student starts decreased slightly as compared to the prior year quarter as a result of a shift in new student starts from the third to the fourth quarter in 2010 as compared to 2009. In addition, current year revenue was impacted by $2.9 million of unfavorable foreign currency exchange rates.

Operating loss of $6.7 million for the current year quarter was primarily driven by an increase in administrative expenses related to increased spending to support student programs, as well as the integration of IUM.

Transitional Schools. Current quarter revenue declined as compared to the prior year quarter due to the school no longer enrolling students. We expect revenue to continue to decline as AIU – Los Angeles, CA continues to wind down its operations. Operating loss within Transitional Schools increased slightly as compared to the prior year quarter.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire Company. Corporate and Other costs decreased $10.0 million, or 57.1% as compared to the prior year quarter primarily due to the prior year quarterly results including $7.3 million of additional performance-based compensation expense related to incentive plan outperformance.

Nine Months Ended September 30, 2010 as Compared to Nine Months Ended September 30, 2009

The following tables set forth unaudited historical segment results for the periods presented. Results for the prior years have been reclassified to be comparable to the current year presentation.

	For the Nine Months Ended September 30,
	(Dollars in thousands)
	REVENUE			OPERATING INCOME (LOSS)		OPERATING MARGIN (LOSS)
	2010	2009	% Change	2010	2009	2010	2009
University	$878,283	$749,185	17.2%	$212,995	$133,789	24.3%	17.9%
Health Education	322,256	260,205	23.8%	35,434	26,052	11.0%	10.0%
Culinary Arts	293,881	241,178	21.9%	(3,267)	2,545	-1.1%	1.1%
International	87,378	76,119	14.8%	9,689	9,950	11.1%	13.1%
Transitional Schools	452	2,485	-81.8%	(4,135)	(3,853)	N/A	N/A

Subtotal	1,582,250	1,329,172	19.0%	250,716	168,483	15.8%	12.7%
Corporate and Other	(490)	(345)		(28,963)	(42,020)

Total	$1,581,760	$1,328,827	19.0%	$221,753	$126,463	14.0%	9.5%

	NEW STUDENT STARTS
	For the Nine Months Ended September 30,
	2010	2009	% Change
University	58,780	51,160	15%
AIU	23,690	20,790	14%
CTU	27,500	22,840	20%
Art & Design	7,590	7,530	1%
Health Education	27,270	21,210	29%
Culinary Arts	14,370	12,540	15%
International	5,220	5,190	1%
Transitional Schools	—	—	N/A

Total	105,640	90,100	17%

University’s operating results for the nine months ended September 30, 2010 and 2009 are as follows (dollars in thousands):

	Revenue			Operating Income		Operating Margin
	2010	2009	% Change	2010	2009	2010	2009
AIU	$349,934	$309,276	13.1%	$96,054	$69,525	27.4%	22.5%
CTU	342,079	263,100	30.0%	94,278	48,536	27.6%	18.4%
Art & Design	186,270	176,809	5.4%	22,663	15,728	12.2%	8.9%

Total	$878,283	$749,185	17.2%	$212,995	$133,789	24.3%	17.9%

Our University segment grew student population by 13% as compared to the prior year to date, driven by strong new student demand in CTU and AIU. As a result, revenue increased more than 17% as compared to the prior year to date. As anticipated, our institutions within University began to experience lower new student start growth in the second half of 2010 as we began to compare against significantly higher prior year quarter new student start growth rates as compared to the first half of the year.

Current year operating income increased by $79.2 million, and operating margin increased from 17.9% to 24.3% as compared to the prior year to date, as increases in revenue more than offset higher levels of operating expenses to support our growing student population.

Health Education. Current year revenue increased $62.1 million, or 23.8% as compared to the prior year to date. The increase in revenue is due to a 24% increase in student population resulting from a 29% increase in new student starts as a result of strong new student demand and improved effectiveness of our admissions model.

Health Education increased its operating income by $9.4 million, or 36.0% as compared to the prior year to date, as the increase in revenue more than offset increases in operating expenses.

We continue to focus on increasing our geographic presence within Health Education by starting up new campuses. During the third quarter 2010, we opened our SBC Skokie – Skokie, IL campus and in October 2010 opened our SBC Portland – Portland, OR campus, bringing our total to six newly opened campuses in 2010. Excluding the impact of our eleven start-up campuses, revenue increased approximately $48.6 million, or 18.8% as compared to the prior year, and operating income increased by $23.0 million, or 73.3% as compared to the prior year.

Culinary Arts. Current year to date revenue increased $52.7 million, or 21.9% as compared to the prior year to date. This increase was due to a 20% increase in student population resulting from a strong student population at the beginning of the current year and growth of 15% in new student starts, as compared to the prior year.

Culinary Arts’ experienced an operating loss of $3.3 million as compared to operating income of $2.5 million in the prior year to date. The increase in revenue and decrease in certain operating expenses, including academics expense, were more than offset by higher administrative expense related to a pretax charge for the settlement of a legal matter of $40.0 million in the third quarter of 2010, as well as higher bad debt expense resulting from the increase in student receivable balances and bad debt reserve rates for those students utilizing student extended payment plans to finance their education. The bad debt reserve rates are continually reviewed for appropriateness based upon updated historical data as it becomes available.

International. Current year to date revenue increased $11.3 million, or 14.8% as compared to the prior year to date. The increase was driven by a slight increase in student population, strong student retention and increased revenue of $1.9 million related to IUM. Excluding a $3.2 million unfavorable impact of foreign currency exchange rates, revenues would have increased 19.0%.

Operating income decreased $0.3 million, or 2.6% as compared to the prior year to date, as the increase in revenue did not offset higher operating expenses, including academic costs related to the support of the growing student population, as well as the integration of IUM.

Transitional Schools. Current year revenue declined as compared to the prior year due to the school no longer enrolling students. We expect revenue to continue to decline as AIU – Los Angeles, CA continues to wind down its operations. Operating loss within Transitional Schools increased slightly as compared to the prior year.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire Company. Corporate and Other costs decreased $13.1 million, or 31.1% as compared to the prior year to date resulting from the reduction in operating expenses due to cost efficiencies, as well as the prior year to date results including $9.7 million of additional performance-based compensation expense related to incentive plan outperformance. These decreases more than offset the $4.1 million of additional bad debt expense incurred in the first quarter 2010 from our previously terminated recourse loan program.

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

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

As of September 30, 2010, cash, cash equivalents, and short-term investments totaled $442.5 million. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We finance our operating activities and our organic growth primarily through cash generated from operations. We finance acquisitions primarily through funding from credit facility borrowings and cash generated from operations. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures, and lease commitments through at least the next 12 months primarily with cash generated by operations, existing cash balances, and, if necessary, borrowings under our existing credit agreement.

The ED requires that Title IV Program funds collected in advance of student billings be kept in a separate cash account until students are billed for the portion of their program related to those Title IV Program funds. The ED further requires that Title IV Program funds be disbursed to students within three business days of receipt. We do not recognize restricted cash balances on our unaudited consolidated balance sheet until all restrictions have lapsed with respect to those balances. As of September 30, 2010 and December 31, 2009, the amount of restricted cash balances recorded in separate cash accounts was not significant. Also included in cash and cash equivalents within our unaudited consolidated balance sheets are amounts related to certain of our European campuses that are operated as not-for-profit schools. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. The amount of not-for-profit cash and cash equivalents with restrictions was $47.7 million and $49.9 million at September 30, 2010 and December 31, 2009, respectively. Restrictions on these cash balances have not affected, nor do we believe that such restrictions will affect, our ability to fund our daily operations.

Sources and Uses of Cash

Operating Cash Flows

During the nine months ended September 30, 2010 and 2009, net cash flows provided by operating activities totaled $217.5 million and $217.4 million, respectively.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students finance tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, school payment plans, private and institutional scholarships and cash payments. For the nine months ended September 30, 2010 and 2009, approximately 83% and 82%, respectively, of our U.S. schools’ cash receipts from tuition payments come from Title IV Program funding.

For further discussion of Title IV Program funding and alternative private loan funding sources for our students, see “Student Financial Aid” and “Alternative Student Financial Aid Sources” in Part I, Item 1 “Business” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Investing Cash Flows

During the nine months ended September 30, 2010, net cash flows used in investing activities totaled $59.5 million compared to net cash flows used by investing activities of $37.5 million for the nine months ended September 30, 2009. The increase in the cash outflows attributed to investing activities was primarily due to increased purchases of property and equipment.

Capital Expenditures. Capital expenditures increased $31.6 million, or 62.8%, from $50.3 million during the nine months ended September 30, 2009, to $81.9 million during the nine months ended September 30, 2010. Capital expenditures represented 5.2% and 3.8%, respectively, of total revenue from continuing and discontinued operations during the nine months ended September 30, 2010 and 2009, respectively. Capital expenditures continued to grow in 2010 due to the increased investment in start-up campuses as well as the investment in our new campus support center.

Acquisition of International University of Monaco. On April 15, 2010, we acquired 100% of the issued and outstanding stock of International University of Monaco for approximately $6.2 million, excluding acquired cash balances of approximately $0.1 million. The purchase price was funded with cash generated from operating activities.

Earnout Payments. Effective August 31, 2009, we acquired the outright rights to the Le Cordon Bleu brand in the education services field for the U.S. and Canada. The purchase price for the brand rights consisted of $25.0 million in cash funded from operations, 3.0 million shares of CEC common stock valued at $71.3 million as of the closing date and an estimated $43.0 million of earnout payments over a 30-month period. As of September 30, 2010, we have made approximately $14.1 million in earnout payments since acquisition of the brand.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash inflow of $41.3 million and $38.2 million during the nine months ended September 30, 2010 and 2009, respectively.

Financing Cash Flows

During the nine months ended September 30, 2010 and 2009, net cash flows used in financing activities totaled $158.6 million and $177.6 million, respectively.

Credit Agreement. As of September 30, 2010, we had no outstanding debt under our U.S. Credit Agreement and letters of credit totaling approximately $8.7 million. The credit availability under our U.S. Credit Agreement as of September 30, 2010 was $176.3 million. See Note 6 “Financial Instruments” of the notes to our unaudited consolidated financial statements for additional discussion of our outstanding credit agreement.

Repurchases of Stock. During the nine months ended September 30, 2010, we repurchased approximately 5.4 million shares of our common stock for approximately $154.9 million at an average price of $28.56 per share. During the nine months ended September 30, 2009, we repurchased approximately 8.2 million shares of our common stock for approximately $180.0 million at an average price of $21.84 per share. Repurchases of stock during 2010 and 2009 were funded by cash generated from operating activities.

As of September 30, 2010, approximately $290.5 million was available under the program to repurchase outstanding shares of our common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Payment of assumed loans. In conjunction with our acquisition of IUM, we assumed loans in the amount of $4.3 million. Repayment of these loans was made immediately after the acquisition closed.

Contractual Obligations

As of September 30, 2010, there were no significant changes to our contractual obligations from December 31, 2009 except as discussed below. We were not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

On August 31, 2009, we acquired all rights to the Le Cordon Bleu brand in the educational services field for the U.S. and Canada. A portion of the purchase price consists of a 30-month earnout payment based upon Culinary Arts tuition fee revenue estimated at $43.0 million. As of September 30, 2010, we estimate that the remaining obligation is $28.9 million, which is reflected within current and non-current liabilities within our unaudited consolidated balance sheet. Future adjustment to the earnout may be warranted as the actual tuition fee revenue may vary from the current estimate.

Effective January 19, 2010, we entered into a real estate lease for our new campus support center and portions of our AIU Online and CTU Online operations in Schaumburg, Illinois, allowing us to consolidate our campus support center. This consolidation will reduce the number of our leased buildings and related square footage and allow us to maximize efficiencies and reduce overhead expenses. The lease for the new location results in a $48.1 million real estate obligation through 2022. In addition, we intend to make capital improvements to our new campus support center totaling approximately $52.0 million through 2011, of which approximately $40 million is expected by December 31, 2010. The Company expects this consolidation initiative to result in base rent savings of approximately $2.5 million a year for the next twelve years beginning in 2011.

Changes in Financial Position—September 30, 2010 compared to December 31, 2009

Selected unaudited consolidated balance sheet account changes from December 31, 2009, to September 30, 2010, were as follows:

	As of		% Change
	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Assets
Current assets:
Short-term investments	$158,988	$200,379	-21%
Student receivables, net	64,366	57,823	11%
Non-current assets:
Student receivables, net	14,426	21,455	-33%
Other assets, net	36,099	23,178	56%

Liabilities
Current liabilities:
Accrued expenses:
Payroll and related benefits	62,571	88,439	-29%
Income taxes	1,206	17,849	-93%
Other	92,391	46,182	100%
Deferred tuition revenue	210,618	184,411	14%

Total Stockholders’ equity	921,310	921,524	0%

Short-term investments: The decrease in the balance of short-term investments is primarily due to stock repurchases during the nine months ended September 30, 2010.

Current assets – Student receivables, net: The increase in student receivables, net is due to an increase in students who are participating in our student extended payment plans, which have repayment periods of up to ten years.

Non-current assets – Student receivables, net: The decrease in student receivables, net is primarily due to an increase in the allowance for doubtful accounts related to our student extended payment plans.

Non-current assets – Other assets: The increase in other assets, net is due to an increase in tenant inducement allowance associated with our real estate lease for our new campus support center which is expected to be received in 2012.

Accrued expenses – Payroll and related benefits: The decrease in the payroll and related benefits liabilities is primarily due to the annual incentive payment made in the first quarter of 2010.

Accrued expenses – Income taxes: The decrease in accrued income taxes is primarily due to higher estimated tax payments over the prior year on a higher forecasted pretax income base for the current year.

Accrued expenses – Other: The increase in accrued expenses other is primarily related to a $40.0 million pretax charge recorded in the current year related to the settlement of a legal matter.

Deferred tuition revenues: The increase in deferred tuition revenues was driven in large part by the timing of new student starts. Many of our schools have a large new student start in the third quarter, which results in an increase to deferred tuition revenue. The deferred tuition balance decreases over time as revenue is earned. The Company does not have the same level of new student starts in the fourth quarter.

Total stockholders’ equity: Retained earnings increased as a result of net income, but was partially offset by increased shares in treasury from stock repurchases.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We use various techniques to manage our market risk, including, from time to time, the use of derivative financial instruments. We do not use derivative financial instruments for speculative purposes.

Our municipal bond investments are auction rate securities (“ARS”) which generally have stated terms to maturity of greater than one year. We classify investments in ARS on our unaudited consolidated balance sheets within other non-current assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continue to accrue interest and are auctioned on a set interval until the auction succeeds, the issuer calls the securities, or they mature. As of September 30, 2010, we have determined these investments are at risk for impairment due to the nature of the liquidity of the market over the past year. As a result, we recorded a cumulative unrealized loss reflected within other comprehensive income on our unaudited consolidated balance sheet of approximately $0.4 million as of September 30, 2010.

Interest Rate Exposure

Any outstanding borrowings under our credit agreement bear annual interest at variable rates tied to the prime rate and the British Bankers Association LIBOR rate. As of September 30, 2010 and December 31, 2009, we had no outstanding borrowings under this agreement.

Our investments and debt instruments are recorded at their fair values as of September 30, 2010 and December 31, 2009. We believe that the exposure of our unaudited consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

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

We believe that the exposure of our unaudited consolidated financial position and results of operations and cash flows to adverse changes in foreign currency exchange rates is not significant.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

All of our U.S. schools participate in Title IV Programs and so are subject to extensive regulation by ED, various state agencies and accrediting commissions. To participate in Title IV Programs, a school must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by ED, and be certified by ED as an eligible institution. Most ED requirements are applied on an institutional basis, with an institution defined by ED as a main campus and any of its branch campuses or additional locations. For the fiscal year ended December 31, 2009, approximately 82% of the Company’s U.S.-based students who were in a program of study at any date during that year participated in student aid and loan programs under Title IV, which resulted in cash receipts recorded by the Company of approximately $1.37 billion.

The following are some of the most significant regulatory requirements and risks related to governmental and accrediting body oversight of our schools:

•

Student Loan Default Rates. Our U.S. schools may lose their eligibility to participate in Title IV Programs if their student loan default rates are greater than the standards set by ED. If the rates at which our former students default on repaying their federally guaranteed or federally funded student loans exceed ED-specified percentages, one or more of our schools could be placed on provisional certification status by ED or lose eligibility to participate in Title IV Programs for several years.

•

Financial Responsibility Standards and Return and Refunds of Title IV Funds. We may be required to post a letter of credit or accept other limitations, including operating restrictions, to continue our U.S. schools’ participation in Title IV Programs if we or our schools do not meet ED’s financial responsibility standards or if our schools do not correctly calculate and timely return Title IV Program funds for students who withdraw before completing their program of study. ED applies its quantitative financial responsibility tests annually based on the school’s audited financial statements and may apply the tests if a school undergoes a change in control or under other circumstances. ED also may apply the tests to us, as the parent company of our schools, and to other related entities. ED’s operating restrictions include transferring institutions to a cash-monitoring system or reimbursement instead of ED’s standard advance funding of Title IV funds, which may result in a significant delay in receiving the funds.

•

“90-10 Rule.” Any of our U.S. schools may lose eligibility to participate in Title IV Programs if, on a cash basis, the percentage of the U.S. school’s cash receipts derived from Title IV Programs for two consecutive fiscal years is greater than 90%. Under HEA’s “90-10 Rule,” a proprietary school that fails to derive at least 10% of its cash receipts from non-Title IV sources at the end of a fiscal year will be placed on provisional participation status for two fiscal years. If the school does not satisfy the 90-10 Rule for two consecutive fiscal years, it loses its eligibility to participate in the Title IV Programs for at least one fiscal year. If a school violates the 90-10 Rule and becomes ineligible to participate in Title IV Programs but continues to disburse Title IV Program funds, ED would require the school to repay all Title IV Program funds received by it after the effective date of the loss of eligibility.

•

Administrative Capability. Limits may be placed on our U.S. schools’ participation in Title IV Programs if they fail to satisfy ED’s administrative capability standards that cover staffing, procedures for disbursing and safeguarding Title IV funds, reporting and other procedural matters. If a school fails to meet these criteria, ED may require repayment of previously disbursed Title IV Program funds, place the school on provisional certification status, or transfer the school from ED’s advance funding arrangement to another funding program, impose fines, or limit or terminate the school’s participation in Title IV Programs.

•

Restrictions on Incentive Payments. Our U.S. schools are subject to sanctions if payments of impermissible commissions, bonuses or other incentive payments are made to individuals involved in certain student recruiting, admissions or financial aid activities.

•

Eligibility and Certification Procedures. From time to time certain of our schools may be on provisional certification with ED due to a failure to meet ED’s criteria discussed above. ED may require corrective actions as discussed above, to and including limiting or terminating a school’s participation in Title IV Programs. Any such failure of our schools to maintain eligibility for Title IV programs that leads to corrective actions or other limits on our schools’ participation in Title IV Programs could increase our costs of regulatory compliance and could have a material adverse impact on our financial condition, results of operations and cash flows.

•

Audits. HEA also requires that an institution’s administration of Title IV Program funds be audited annually by an independent accounting firm and that the resulting audit report be submitted to ED for review. In addition, if ED or another regulatory agency determined that one of our schools improperly disbursed Title IV Program funds or violated a provision of HEA or ED’s regulations, that school could be required to repay such funds, and could be assessed an administrative fine.

ED’s program integrity regulations could materially and adversely affect our operations, business, results of operations, financial condition and cash flows.

The agencies that regulate our U.S. schools, including ED, periodically revise their requirements and modify their interpretations of existing requirements.

On October 29, 2010, ED issued final regulations pertaining to certain aspects of the administration of the Title IV Programs, including, but not limited to state authorization, gainful employment, compensation rules for persons engaged in certain aspects of admissions and financial aid, determination of attendance and definition of credit hours. With minor exception these regulations will become effective July 1, 2011. ED previously announced that it was delaying until early 2011 publication of final regulations on certain further proposed gainful employment regulations, which are expected to become effective on July 1, 2012 or thereafter.

The October 29, 2010 regulations contain substantial changes from the proposed regulations issued by ED in June 2010. The Company is in process of analyzing the final regulations, to identify and assess potential impacts to our business. The new and proposed regulations could have significant impacts on our business. Among the most significant regulatory changes that we have identified to date for our business are:

•

the elimination of certain “safe harbors” that had allowed, under limited and prescribed circumstances, payment of certain types of compensation to employees (including higher level employees) and third parties involved in student enrollment, certain recruiting, admissions or financial aid activities;

•

imposing extensive record-keeping and disclosure requirements respecting the employment of graduates, as a precursor to proposed future regulations, described above, that would base the eligibility of specific programs to enroll students receiving Title IV Program funds on certain yet-to-be defined metrics including but not limited to cost of education, future earnings, student loan defaults and debt incurred in the securing of such education;

•	defining a credit hour for purposes of determining program eligibility for Title IV student financial aid;

•	establishing more stringent state approval criteria that may require or encourage states to modify existing state approval and licensing processes;

•	requiring an institution that offers distance learning programs to secure the approval of each state where it enrolls students to the extent any such state requires such approval; and

•

strengthening the definition of proscribed “misrepresentation” to include, among other things, erroneous statements, including erroneous statements made by certain third-party vendors under contract to an institution, which may increase institutional liability and subject institutions to sanctions for statements containing inadvertent errors, and expose institutions to costly third-party litigation.

These rules are likely to require us to change certain of our business practices, incur costs of compliance and of developing and implementing changes in operations, may affect student recruitment or enrollment, may result in changes in or elimination of certain programs and may have other significant or material effects on our business. Among other things, these rules will impact:

•

Our compensation programs for persons (including higher level employees) involved in student recruitment and admissions, including third-party lead generators and internet marketing vendors, which may adversely affect:

•	our ability to compensate our employees involved in recruitment, admissions and student aid based on relative merit,

•	recruitment and retention of such employees,

•	the motivation and effectiveness of such employees,

•	our ability to provide certain forms of compensation to management, impacting recruitment and retention,

•	compensation practices for third-parties for Internet marketing and lead-generation services,

•	quality of leads generated by these third-party service providers and increased cost for leads,

•	our marketing costs, by decreasing marketing efficiency and through increasing costs of recruiting and enrolling prospective students, and

•	our revenues, if we are unable to maintain or increase the rate of student enrollments.

•

The process and procedures necessary to secure state authorization in those states that currently do not require specific state regulatory approvals or authorizations and in which we may require such regulatory authorizations in order to continue to offer instruction and preserve eligibility for Title IV Program funds for our students at any impacted schools. At this time, the impact and potential costs of these regulations on our schools is uncertain but could increase our costs of regulatory compliance and have other material adverse effects on our operations, revenues, results of operations and cash flows.

•

When final gainful employment regulations are issued and become effective in July, 2012, certain of our programs, primarily our Culinary Arts and Art and Design programs, which may be unable to maintain eligibility to enroll students receiving Title IV Program funds or have restrictions placed upon their offerings as a result on not meeting certain prescribed metrics. Such loss of or restrictions to program eligibility may result in us determining to terminate or modify the affected programs under our current business model, and also result in a realignment on the types of educational programs we offer in order to comply with the new rules, which could have a material adverse impact on our enrollments, business, financial condition, results of operation, cash flows and value of our common stock.

We cannot predict with certainty the impact of the new regulations issued on October 29, 2010 on our operations and cannot predict the outcome of the proposed gainful employment rules that are expected to be issued in early 2011, but these new and proposed rules could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The U.S. Congress has recently commenced hearings and other examinations of the for-profit educational sector that have resulted in adverse publicity for the for-profit postsecondary education sector and could result in legislation, ED rulemaking, restrictions on Title IV program participation by proprietary schools, litigation or other actions that may materially and adversely affect our business.

Both the U.S. House of Representatives Education and Labor Committee and the U.S. Senate Health, Education, Labor and Pensions Committee (“HELP Committee”) commenced a series of hearings into the for-profit postsecondary education section in June 2010, including accreditation matters, student debt, student recruiting, student success and outcomes, and other matters. The U.S. Senate also released a report, “Emerging Risk?: An Overview of Growth, Spending, Student Debt and Unanswered Questions in For-Profit Higher Education”. The Chairmen of each of these education committees, together with other members of Congress, requested the Government Accountability Office (“GAO”) to conduct a review and prepare a report with recommendations regarding various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions’ revenue is composed of Title IV and other federal funding sources. In addition, in August 2010, the HELP Committee requested information from 30 companies operating for-profit schools, including us and other for-profit publicly traded companies providing postsecondary education services. CEC is working with the HELP Committee to provide the requested information. These activities are not formally related to ED’s rulemaking processes. However, these hearings, the requested GAO review and the HELP Committee’s information request could affect ED’s rulemaking on any remaining program integrity issues, including gainful employment, or lead to additional new ED regulatory requirements, negative media coverage, federal or other investigations of the for-profit postsecondary education industry, or third-party litigation related to information arising from these activities.

We cannot predict the extent to which, or whether, these activities could result in legislation or further rulemaking affecting our participation in Title IV Programs, or result in other events that could affect aspects of our business. If any laws or regulations are adopted that limit or terminate our participation in Title IV Programs or the amount of student financial aid for which our students are eligible, our business could be adversely and materially impacted.

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

Government and regulatory agencies and third parties may bring actions against us based on alleged violations of the extensive regulatory requirements applicable to us, alleged misrepresentations and other claims. While our compliance programs are extensive and emphasize individual and organizational responsibility for compliance, as well as employing technological compliance controls, it is possible for a single employee to engage in non-compliant behavior or make statements that violate some aspect of the extensive regulations governing our schools and business. Any alleged or other purported misrepresentations or actual infractions could result in (a) imposition of monetary fines or penalties, (b) repayment of funds received under Title IV Programs or state financial aid programs, (c) restrictions on or termination of our U.S. schools’ eligibility to participate in Title IV Programs or state financial aid programs, (d) limits on, or result in termination of, our U.S. schools’ operations or ability to grant degrees and certificates, (e) restriction or revocation of our U.S. schools’ accreditations, (f) limit our ability to open new schools or offer new programs, (g) costly adversarial proceedings, or (h) civil or criminal penalties being levied against us or our schools. Any one of these outcomes could materially adversely affect our financial condition, results of operations, and cash flows or result in the imposition of significant restrictions on us and our ability to operate. We may also be required to expend significant resources defending against such claims.

Due to their participation in Title IV programs, our schools and universities are subject to periodic program reviews and audits by ED for the purpose of evaluating an institution’s compliance with Title IV requirements, identifying any liabilities to ED caused by errors in compliance, and improving future institutional capabilities. As previously disclosed, ED conducted a program review of AIU in November 2009. On July 14, 2010, AIU received a copy of the ED’s Program Review Report, which is a preliminary report of the ED’s findings from its program review. The Program Review Report identified six findings, two of which were deemed to be systemic findings by the ED’s program review team. These two findings relate to AIU’s policy for determining student attendance in online courses for purposes of determining such students’ enrollment status, withdrawal dates and associated timing respecting the return of unearned Title IV funds. The remaining findings were isolated and generally relate to processing errors. We believe the amounts involved in these four findings are immaterial. In addition, the ED’s Office of Inspector General audit services division commenced a compliance audit of CTU in June 2010, covering the period July 1, 2009 to June 30, 2010, to determine whether CTU has policies and procedures to ensure that CTU administers Title IV and other federal program funds in accordance with applicable federal regulations. While we believe that our schools operate in substantial compliance with applicable statutes and regulations, we cannot predict the outcome of these matters, and any unfavorable outcomes could have a material adverse effect on our business, results of operations, cash flows and financial position. See Note 9 “Commitment and Contingencies—Accrediting Body and Federal Regulatory Matters” of the notes to our unaudited consolidated financial statements for further discussion of certain of these matters.

Any failure to comply with state and regulatory requirements, or new state legislative or regulatory initiatives affecting our schools, could have a material adverse effect on our student population, results of operations, financial condition and cash flows.

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

Additionally, the October 29, 2010 regulations impose new requirements on states with regard to their licensure and authorization of postsecondary institutions such as those operated by us. States that do not currently have an approval framework that meets ED requirements will need to modify their authorization and licensure requirements in order for them to maintain their eligibility to participate in Title IV Programs. State regulatory changes and approval processes can be lengthy and may be made more difficult and time consuming as a result of state budget challenges and staffing shortages. These new requirements go into effect July 1, 2011, and will require our schools to act quickly to a changing state regulatory landscape that adapts to the new guidelines imposed by ED.

We and our schools also are subject to and have pending audits, compliance reviews, inquiries, investigations, claims of non-compliance and litigation by ED and federal and state regulatory agencies, accrediting agencies, present and former students and employees, and others that may allege violations of statutes, regulations, accreditation standards or other regulatory requirements applicable to us or our schools.

If the results of any such audits, reviews, investigations, claims, or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, additional oversight and reporting, or other civil or criminal penalties. From time to time, we may have such matters pending against us respecting one or more of our schools, and as such, they would be discussed in the note “Commitments and Contingencies—Accrediting Body and Federal Regulatory Matters” to our unaudited consolidated financial statements.

Even if we maintain compliance with applicable governmental and accrediting body regulations, increased regulatory scrutiny or adverse publicity arising from allegations of non-compliance may increase our costs of regulatory compliance and adversely affect our financial results, growth rates and prospects. The October 29, 2010 regulations also require that an institution offering distance learning or online programs secure the approval of those states which require such approval. These new regulations may require our schools offering distance education to obtain state approvals or registrations from additional states which currently or in the future may elect to regulate institutions who enroll their residents in online programs and courses. State regulatory requirements for online education are inconsistent between states, change frequently and, in some instances, are not clear or are left to the discretion of state employees or agents. In the future, states that do not presently regulate delivery of online courses and programs may enact legislation or issue regulations that specifically address online educational programs, such as those offered by our schools or otherwise affect our schools’ operations.

If we fail or are unable to comply with current or future state licensing or authorization requirements, are unable to successfully obtain new required state approvals for our schools offering online education, or determine that we are unable to cost effectively comply with new or changed state licensing or authorization requirements, we could lose enrollments and revenues in any affected states, which could materially affect our revenues and our growth opportunities.

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

Our participation in Title IV Programs is dependent on ED continuing to recognize the accrediting agencies that accredit our colleges and universities. The standards and practices of these agencies have recently become a focus of attention by ED. If ED ceased to recognize a particular accrediting agency for any reason, our schools that are accredited by that accrediting agency would not be eligible to participate in Title IV Programs beginning 18 months after the date such recognition ceased, unless that accrediting agency was again recognized or our schools that are accredited by that accrediting agency were accredited by another accrediting body recognized by ED. If our schools that are accredited by that accrediting agency became ineligible to participate in Title IV programs, our business, financial condition, results of operations and cash flows would be materially adversely affected. Furthermore, the recent focus by the Office of Inspector General and ED on accrediting bodies may make the accreditation review process more challenging for all of our schools when they undergo their normal accreditation review processes in the future or may lead to ED ceasing to recognize certain accrediting bodies. If this occurred, our schools may have to incur additional costs and/or curtail or modify certain program offerings in order to maintain their accreditation, or become accredited by another accrediting body recognized by ED, which could increase our schools’ operational costs, reduce their enrollments and materially adversely affect our business and results of operations.

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

We and other postsecondary education providers have been subject to increased regulatory scrutiny and litigation in recent years concerning student lending. State attorneys general, ED, the U.S. Congress and other parties have increasingly focused on student loan programs, including Title IV Programs, investigating allegations of conflicts of interest between some institutions and lenders that previously provided Title IV loans, lenders providing questionable incentives to schools or school employees, claims of deceptive marketing practices for student loans, and schools steering students to specific lenders. Several institutions and lenders have been cited for these problems and have made monetary payments to settle those claims. A number of schools, including our schools, have entered into codes of conduct regarding student referrals to lenders in various states.

In response to allegations on student loan programs, Congress has passed new laws, ED has enacted stricter regulations, and several states have adopted codes of conduct or enacted state laws that further regulate the conduct of lenders, schools, and school personnel. The Health Care and Education Reconciliation Act of 2010 (“HCERA”), which took effect on July 1, 2010, eliminated the bank-based Federal Family Education Loan Program and all new federal student loans are being made through ED’s William D. Ford Direct Loan Program. Under the Direct Loan Program, students borrow directly from ED instead of from banks, with ED’s private sector partners disbursing, servicing and collecting the loans.

Criticisms of the overall student lending and postsecondary education sectors may impact general public perception of educational institutions, including us, in a negative manner. Adverse media coverage regarding other educational institutions or regarding us directly could damage our reputation. The environment surrounding access to and cost of student loans remains in a state of flux. The uncertainty surrounding these issues, and any resolution of these issues that increases loan costs or reduces students’ access to Title IV loans or to student extended payment plans such as the one we make available to our students, could reduce student demand for our programs, adversely impact our revenues and operating profit or result in increased regulatory scrutiny.

Risks Related to Our Business

We, and our business model, are subject to risks relating to enrollment of students. If we are not able to continue to successfully recruit and retain our students, our financial results could be adversely materially affected.

Our business model depends on student recruitment and retention by our admissions counselors and our ability to attract and retain students at our schools through marketing, including use of third-party Internet lead generators. Our admissions representatives are responsible for identifying individuals interested in enrolling in our campuses. Admissions representatives serve as prospective students’ primary contacts, providing information to help them make informed enrollment decisions and assisting students with completing the enrollment process. ED’s new incentive compensation rules eliminate safe harbors allowing payment of certain compensation to our admissions advisors, financial aid advisors and certain third parties. If we are required by ED to change the pay practices for these employees and third parties, or if new legislation or rules impact our recruiting practices, we may face employee retention issues, increased operating and marketing costs to identify prospective students, decreased enrollments or other impacts leading to changes in our business model, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Changes in the sources and amounts of student financial aid, restrictions on student debt repayment options, or a significant increase in financing costs for our students, could reduce our enrollments, and have a material adverse effect on our student population, revenue and financial results.

The current recession in the U.S. economy and HCERA, are impacting students’ ability to finance their postsecondary educations, including limiting access to financial aid from sources other than Title IV funds. The recent recession caused many lenders, including lenders that previously provided Title IV loans to our students, to cease providing Title IV loans to students. Because HCERA eliminates fees paid to private banks to act as intermediaries in providing loans to college students, eliminates the FFEL program, and required schools to transition to the federal direct loan program by July 1, 2010, private lenders are exiting the student loan market.

These changes may result in higher administrative costs for schools, including us, related to student loan administration and extending student extended payment plans to those students unable to timely replace student loan programs currently in place with exiting lenders. If the costs of Title IV loans increase and if availability of alternate student financial aid and payment plans decrease, students may decide not to enroll in a postsecondary institution, which could have a material adverse effect on our enrollments, revenues and results of operations.

We have implemented funding programs that will assist our students in continuing their program of study. We have provided payment plans directly to certain students to ensure that they can finish their current educational programs with us and to allow new students to attend our schools. As of September 30, 2010, we have committed to approximately $97.8 million of funding through student extended payment plans. This commitment is generally based upon an estimate of the amount of additional financial aid needed by the student for a given academic year, less an anticipated cancellation rate for those plans that are later reduced or cancelled out entirely. This estimated amount could vary materially from what is ultimately provided to our students. As of September 30, 2010, the allowance for doubtful accounts associated with earned student receivables under student extended payment plans was approximately $48.5 million. If the remainder of the September 30, 2010 earned student receivables balance was not repaid, the Company’s results of operations would reflect an additional $21.2 million of expense.

Any further actions by the U.S. Congress, ED or other regulatory bodies that significantly reduces funding for Title IV Programs or the ability of our students to participate in those programs, that reduces alternate sources of student financial aid, or that restricts our ability to offer student extended payment plans or establishes different or more stringent requirements for our U.S. schools to participate in Title IV Programs or to offer such student extended payment plans, could have a material adverse effect on our student population, course offerings, financial condition, results of operations and cash flows.

Budget constraints in states that provide state financial aid to our students could reduce available financial aid, which could adversely affect our student population. Alternatively, improved state financing may result in increased support for lower-priced public institutions, which may increase competition for students.

A significant number of states in which our schools operate face budget constraints that may reduce state appropriations in a number of areas including state student financial aid, but we cannot predict the amount or timing of any such reductions. If state funding for our students decreases and our students are unable to secure alternative sources of funding for their education, our student population could be adversely affected, which could have a material adverse effect on our results of operations, financial condition, and cash flows. Increased state or federal support for public institutions and community colleges, resulting in increased competition for students, also could have a material adverse effect on our results of operations, financial condition and cash flows.

If we are unable to successfully resolve pending or future litigation and regulatory and governmental inquiries involving us, our financial condition, results of operations and growth prospects could be adversely affected.

We are subject to various lawsuits, investigations and claims covering a range of matters, including, but not limited to, claims made by current and former students and employees of our schools. These claims may include qui tam actions filed in federal court by individual plaintiffs on behalf of themselves and the federal government alleging that we submitted false claims or statements to ED in violation of the False Claims Act. Qui tam actions are filed under seal, and remain under seal until the government decides whether it will intervene in the case. If the government elects to intervene in an action, it assumes primary control of that matter; if the government elects not to intervene; individual plaintiffs may continue the litigation at their own expense on behalf of the government.

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

To open a new school or branch campus, or to establish a new educational program, we are required to obtain the appropriate approvals from ED and applicable state and accrediting regulatory agencies, which may be conditioned, delayed or denied in a manner that could significantly affect our growth plans. Approval by these regulatory agencies may be negatively impacted due to regulatory inquiries or reviews and any adverse publicity relating to such matters. Also, any adverse action taken by ED regarding its recognition of any accrediting agency that accredits our schools or programs could adversely impact our ability to open a new school or branch campus or establish new educational programs. In addition, to be eligible to participate in Title IV Programs, ED and applicable state and accrediting bodies must certify a new school or branch campus.

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

A September 2009 NCES report projects that between 2007 and 2018 enrollments in degree-granting postsecondary institutions increasing in a range from a low alternative projection of 9%, or 19.9 million students, to a high alternative projection of 17%, or 21.3 million students. These projected 11-year growth rates are lower than the 27% increase NCES reported for the 11-year period 1996-2007 of 14.4 million in 1996 to 18.2 million in 2007. Such a decline in the overall growth rate in the postsecondary education sector would result in increased competition for students for our programs and could impact our ability to attract and retain students and affect our growth rate in enrollments. In addition, the ability of our foreign students to obtain visas for our U.S. and our European schools is important to student recruitment. If we cannot attract new students, or develop new curricula to attract prospective students who seek degrees in fields other than our core disciplines, or accommodate changed immigration or visa rules, we may be unable to maintain and increase our student population or achieve our growth strategies, which could have a material adverse effect on our revenues, results of operations, financial condition and market price of our common stock.

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

The trading price of our common stock may fluctuate substantially as a result of a number of factors, some of which are not in our control. These factors include:

•	the initiation, pendency or outcome of litigation, accreditation reviews, regulatory reviews and investigations, and any related adverse publicity;

•	the outcomes of ED’s program integrity rulemaking program, and other changes in the legal or regulatory environment in which we operate;

•	changes in the student lending and credit markets;

•	our ability to meet or exceed expectations of analysts or investors;

•	quarterly variations in our operating results;

•	general conditions in the postsecondary education field, including changes in the ED, state laws and regulations and accreditation standards, or availability of student financing;

•	changes in our earnings estimates by analysts;

•	future impairment of goodwill or other intangible assets;

•	price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many companies that provide postsecondary education in recent periods;

•	the loss of key personnel; and

•	general economic conditions.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the nine months ended September 30, 2010:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 31, 2009				$195,475,395
January 1, 2010—January 31, 2010	1,702,612	$23.49	1,702,612	155,475,407
February 1, 2010—February 28, 2010	309,200	27.48	309,200	396,977,868
March 1, 2010—March 31, 2010	1,346,501	30.60	1,346,501	355,771,638
April 1, 2010—April 30, 2010	1,555,145	32.18	1,555,145	305,728,843
May 1, 2010—May 31, 2010	513,749	29.73	513,749	290,454,703
June 1, 2010—June 30, 2010	—	—	—	290,454,703
July 1, 2010—July 31, 2010	—	—	—	290,454,703
August 1, 2010—August 31, 2010	—	—	—	290,454,703
September 1, 2010—September 30, 2010	—	—	—	290,454,703

Total	5,427,207		5,427,207

(1)	As of September 30, 2010, approximately $290.5 million was available under the Company’s previously authorized repurchase program. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	The following financial information from our Quarterly Report on Form 10-Q for the third quarter of 2010, filed with the SEC on November 2, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, (ii) the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and September 30, 2009, (iii) the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and September 30, 2009, and (iv) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION

Date: November 2, 2010	By:	/S/ GARY E. MCCULLOUGH
Gary E. McCullough President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2010	By:	/S/ MICHAEL J. GRAHAM
Michael J. Graham Executive Vice President and Chief Financial Officer (Principal Financial Officer)