Form 10-K
period 2010-12-31
CAREER EDUCATION CORP
filed 2011-02-22
CIK 1046568

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-23245

CAREER EDUCATION CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	36-3932190
(State of or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
231 N. Martingale Road Schaumburg, Illinois	60173
(Address of principal executive offices)	(zip code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant, based upon the $23.02 per share closing sale price of the Registrant’s common stock on June 30, 2010 (the last business day of the Registrant’s most recently completed second quarter), was approximately $1,429,065,900. For purposes of this calculation, the Registrant’s directors and executive officers holding outstanding shares of voting common stock have been assumed to be affiliates, with such affiliates holding an aggregate of 19,198,826 shares of the Registrant’s voting common stock on June 30, 2010. As of January 31, 2011, the number of outstanding shares of Registrant’s common stock was 77,360,646.

Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement for the Registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

CAREER EDUCATION CORPORATION

FORM 10-K

i

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “project,” “will,” “potential” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those discussed herein under the caption “Risk Factors” that could cause our actual growth, results of operations, financial condition, cash flows, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances or for any other reason.

ITEM 1.	BUSINESS

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company” and “CEC” refer to Career Education Corporation and our wholly-owned subsidiaries. The terms “school” and “university” each refer to an individual, branded, proprietary educational institution owned by us and includes its campus locations. The term “campus” refers to an individual main or branch campus operated by one of our schools or universities.

BUSINESS OVERVIEW

The colleges, schools and universities that are part of the Career Education Corporation family offer high-quality education to a diverse student population of more than 116,000 students across the world in a variety of career-oriented disciplines through online, on-ground and hybrid learning program offerings. The more than 90 campuses that serve these students are located throughout the United States and in France, Italy, the United Kingdom and Monaco, and offer doctoral, master’s, bachelor’s and associate degrees and diploma and certificate programs.

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

During 2010, we organized our businesses across four reporting segments which include University, Health Education, Culinary Arts and International. Each segment represents a group of postsecondary education providers that offer a variety of degree and non-degree academic programs. These segments are organized by key market segment to enhance brand focus and operational alignment within each segment to more effectively execute our strategic growth plan. Prior to December 2010, our Transitional Schools segment included those schools that were being taught out and ultimately closed. In December 2010, we completed the teach out of our last remaining Transitional school, AIU – Los Angeles, CA. As a result, all current and prior period results for this campus that were previously reported in our Transitional Schools segment have been recast as a component of discontinued operations in this Annual Report on Form 10-K.

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

International includes our INSEEC, IUM, and Istituto Marangoni schools located in France, Italy, the United Kingdom and Monaco, which collectively offer academic programs in the career-oriented disciplines of business studies, health education, fashion and design, visual communications and technologies and luxury goods and services in a classroom or laboratory setting.

See Note 18 “Segment Reporting” of the notes to our consolidated financial statements for further discussion.

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

According to the National Center for Education Statistics (“NCES”), there were approximately 6,730 Title IV eligible postsecondary education institutions in the United States for the academic year 2009-10, including approximately 2,935 private, proprietary schools; approximately 1,990 public, non-profit schools; and approximately 1,805 private, non-profit schools. According to the U.S. Department of Education, in the fall of 2009 approximately 21 million students were attending institutions that participate in the various financial aid programs under Title IV of the Higher Education Act.

Our primary competitors in the publicly traded, proprietary postsecondary education industry are: Apollo Group, Bridgepoint Education, Inc., Capella Education Company, Corinthian Colleges, Inc., DeVry Inc., Education Management Corporation, Grand Canyon Education, Inc., ITT Educational Services, Kaplan, a division of the Washington Post Company and Strayer Education. We also compete with a number of privately held, proprietary and non-profit postsecondary institutions.

BUSINESS AND OPERATING STRATEGY

We believe that individuals, to compete successfully in today’s demanding workplace, benefit significantly from a solid education that provides them with the foundation of knowledge and skills they can use on the job and to build meaningful careers. Our vision is to transform our Company into a progressive education leader that delivers life-changing education for generations of students. Our business and operating strategy are focused on educating students for jobs in specific fields and enabling our institutions to meet the needs and demands of our students. We have aligned our strategic plan on four primary enablers for growth:

Improve Academic Quality, Compliance and Operational Effectiveness

We have maintained our focus on delivering quality outcomes to our students as we continue to change lives through education. In order to do this, we have enhanced our efforts and introduced multiple initiatives in 2010 to improve academic quality throughout our institutions. Examples include changes in our admissions representative compensation plans, enhanced admissions processes, mystery shopping, and on-going reviews and evaluations of student management, course and recruiting processes and practices. We are confident that these efforts will improve the quality of the education we provide through our institutions, the overall student experience and lead to successful student outcomes.

We continue to focus on strengthening our foundation in regulatory compliance through our emphasis on individual and organizational responsibility and accountability. We have achieved a high level of compliance through several initiatives, which included conducting proactive internal and external assessments to identify and correct risks early, standardizing policies, processes and forms, and centralizing annual reporting to accreditors to ensure accuracy, consistency and timeliness.

In order to improve service, we continuously seek to leverage best practices and resources across our campuses. We have capitalized on our centralization efforts that continued through 2010 and were able to increase efficiencies and effectiveness in school support functions. We have also sought to minimize real estate costs and investments by utilizing existing space across our campuses to accommodate population growth and to more effectively serve our students.

Develop New Programs

To effectively serve the educational needs of our students, we offer a full range of educational options, including doctoral, master’s, bachelor’s, and associate’s degrees; and non-degree certificates and diploma programs. Our schools focus on core curricula that we believe have traditionally provided quality employment opportunities for well-prepared graduates.

In addition, we seek to foster organic growth by leveraging educational programs that have been successful at other campuses and continuing to explore opportunities to expand in programmatic areas which provide significant growth potential driven by student outcomes and employer demands. In the domestic proprietary postsecondary education market, industry data shows that the areas of highest growth potential include health education, business, education and information technology. Accordingly, we are expanding program offerings in these areas through accelerated program innovation and development.

Leverage Our Leading Technology

CEC continues to capitalize on its award-winning online architecture which we believe provides a key differentiator from other postsecondary institutions. We provide a unique integrated student experience with our proprietary virtual campus which allows the student to experience a seamless environment throughout his or her student lifecycle.

CEC offers the student the full spectrum of educational options through its innovative proprietary technology. Our integrated platform is based on four primary functions: flexible access, flexible learning, social networking and the integrated experience. These functions include the online classroom, mobile access, learning resources and tutoring help, delivering student services, access to documents, collaboration tools, course information, messages and announcements, multi-channel communication with staff, advisors and faculty, a virtual commons area with integration of a social networking site and service and an alumni community. Our adaptive learning options allow students to mold the student experience to best fit their learning style.

Within our Sanford-Brown Institutes and Colleges, CEC has furthered our application of the Simpro Virtual Trainer. The Simpro Virtual Trainer software enables students to practice procedures at their convenience through virtual simulation, text, 3-D anatomy and video. Through our innovative technological expansion and focus, we have continued to enhance the student experience and differentiate our schools from other postsecondary institutions’ offerings.

Along with our fully-online platforms, we continue to develop our blended learning model, which capitalizes on our universities’ online virtual campus platform and enables students at our on-ground campuses to complete a portion of their academic programs on-ground and a portion of their academic programs online. We believe that our blended learning model provides our current and prospective students with the program flexibility they desire.

Expand Geographically

A key component of our growth strategy is the establishment of start-up branch campuses of our existing schools. Start-up branch campuses enable our schools to capitalize on new markets or geographic locations that exhibit strong enrollment and student outcome potential or exhibit the potential to establish successful operations for one of our core curricula.

During 2010, we opened six start-up branch campuses in Health Education, including SBC-Hillside and SBI-Cranston in the first quarter, SBC-Tinley Park and SBC-Indianapolis in the second quarter, SBC-Skokie in the third quarter and SBC-Portland in the fourth quarter.

We will continue to seek to grow our education institutions through measured expansion steps and expect to open additional new Health Education campuses in the upcoming year. In addition, we continue to expand our student population in existing markets through focusing our efforts on leveraging current programmatic offerings. We currently operate in 26 states and four countries outside of the U.S. We believe there are further geographic growth opportunities within the U.S. and internationally.

Our operating divisions, schools and campuses are summarized in the following table:

School and Campus Locations	Website
CULINARY ARTS:
California Culinary Academy, San Francisco, CA	www.chefs.edu

Le Cordon Bleu College (or Institute) of Culinary Arts (“LCB”)	www.chefs.edu
LCB-Atlanta, Tucker, GA
LCB-Austin, Austin, TX
LCB-Boston, Cambridge, MA
LCB-Chicago, Chicago, IL
LCB-Dallas, Dallas, TX
LCB-Las Vegas, Las Vegas, NV
LCB-Los Angeles, Pasadena and Hollywood, CA(1)
LCB-Miami, Miramar, FL
LCB-Minneapolis/St. Paul, Mendota Heights, MN
LCB-Orlando, Orlando, FL
LCB-Pittsburgh, Pittsburgh, PA
LCB-Portland, Portland, OR
LCB-Sacramento, Sacramento, CA
LCB-Scottsdale (includes Online), Scottsdale, AZ
LCB-Seattle, Seattle, WA
LCB-St. Louis, St. Peters, MO

HEALTH EDUCATION:
Briarcliffe College	www.bcl.org
Briarcliffe College, Bethpage (includes Online) and Queens, NY(1)
Briarcliffe College, Patchogue, NY

Brown College, Mendota Heights and Brooklyn Center, MN(1)	www.browncollege.edu

Gibbs College of Boston, Inc. a private two-year college, Boston, MA	www.gibbsboston.edu

Missouri College, Brentwood, MO	www.missouricollege.com

Sanford-Brown College (“SBC”)	www.sanford-brown.edu
SBC-Atlanta, Atlanta, GA
SBC-Cleveland, Middleburg Heights, OH
SBC-Collinsville, Collinsville, IL
SBC-Dallas, Dallas, TX
SBC-Dearborn, Dearborn, MI
SBC-Farmington, Farmington, CT
SBC-Fenton, Fenton, MO
SBC-Grand Rapids, Grand Rapids, MI
SBC-Hazelwood, Hazelwood, MO
SBC-Hillside, Hillside, IL
SBC-Houston, Houston, TX

School and Campus Locations	Website
HEALTH EDUCATION (Cont):
SBC-Houston North Loop, Houston, TX
SBC-Indianapolis, Indianapolis, IN
SBC-McLean, McLean, VA
SBC-Phoenix, Phoenix, AZ
SBC-Portland, Portland, OR
SBC-San Antonio, San Antonio, TX
SBC-Skokie, Skokie, IL
SBC-St. Peters, St. Peters, MO
SBC-Tinley Park, Tinley Park, IL
SBC-Milwaukee, West Allis, WI

Sanford-Brown Institute (“SBI”)	www.sanford-brown.edu
SBI-Cranston, Cranston, RI
SBI-Ft. Lauderdale, Ft. Lauderdale, FL
SBI-Garden City, Garden City, NY
SBI-Iselin, Iselin, NJ
SBI-Jacksonville, Jacksonville, FL
SBI-Landover, Landover, MD
SBI-Monroeville, Monroeville, PA
SBI-New York, New York, NY
SBI-Orlando, Orlando, FL
SBI-Pittsburgh, Pittsburgh, PA
SBI-Tampa, Tampa, FL
SBI-Trevose, Trevose, PA
SBI-White Plains, White Plains, NY

SBI Campus—an affiliate of Sanford-Brown Melville, NY	www.sanford-brown.edu

INTERNATIONAL:
INSEEC Group	www.inseec-france.com
CEFIRE, Paris, France
ECE, Bordeaux and Lyon, France
INSEEC, Bordeaux and Paris, France
MBA Institute, Paris, France
Sup de Pub, Paris, Lyon and Bordeaux, France
Sup Sante, Paris and Lyon, France

International University of Monaco, Monte-Carlo, Principality of Monaco	www.monaco.edu

Istituto Marangoni, Milan, Italy; London, England; Paris, France	www.istitutomarangoni.com

UNIVERSITY:
American InterContinental University (“AIU”)	www.aiuniv.edu
AIU Online, Hoffman Estates, IL	www.aiuonline.edu
AIU Atlanta, Atlanta, GA
AIU Houston, Houston, TX
AIU London, London, England
AIU South Florida, Weston, FL

Brooks Institute, Santa Barbara and Ventura, CA (1)	www.brooks.edu

School and Campus Locations	Website
UNIVERSITY (Cont):
Collins College, Phoenix, AZ	www.collinscollege.edu

Colorado Technical University (“CTU”) CTU Colorado Springs, Colorado Springs and Pueblo, CO (1)	www.coloradotech.edu
CTU Denver, Denver and Westminster, CO (1)
CTU Kansas City, North Kansas City, MO
CTU Online, Colorado Springs, CO
CTU Sioux Falls, Sioux Falls, SD

Harrington College of Design, Chicago, IL	www.interiordesign.edu

International Academy of Design & Technology (“IADT”)
IADT-Chicago, Chicago, IL	www.iadtchicago.edu
IADT-Detroit, Troy, MI	www.iadtdetroit.com
IADT-Las Vegas, Henderson, NV	www.iadtvegas.com
IADT-Nashville, Nashville, TN	www.iadtnashville.com
IADT-Online, Tampa, FL	www.online.academy.edu
IADT-Orlando, Orlando, FL	www.iadt.edu
IADT-Sacramento, Sacramento, CA	www.iadtsacramento.com
IADT-San Antonio, San Antonio, TX	www.iadtsanantonio.com
IADT-Schaumburg, Schaumburg, IL	www.iadtschaumburg.com
IADT-Seattle, Seattle, WA	www.iadtseattle.com
IADT-Tampa, Tampa, FL	www.academy.edu

(1)	The first location listed represents the school’s main campus location and the second location listed represents a satellite campus of the school. We define a satellite campus as a separate location of a main or branch campus that is in reasonable geographic proximity to, and is managed by, the related main or branch campus. Satellite campuses are not included in our campus count.

Student Recruitment and Admissions

Our schools seek highly motivated, career-oriented students with both the desire and ability to complete their academic programs of choice. To promote interest among potential students, each of our schools engages in a wide variety of marketing activities. Each of our U.S. campuses has an admissions office whose staff is responsible for interacting with individuals interested in enrolling at the campuses. Admissions representatives serve as prospective students’ primary contacts, providing information to help them make informed enrollment decisions and assisting them with the completion of the enrollment process. As of December 31, 2010, our domestic schools employed 2,123 admissions representatives serving both current and potential students.

We seek to increase enrollment at each of our schools through marketing programs designed to maximize each campus’ market penetration. The geographic scope of the marketing programs as well as the media deployed varies by school and location. The following table represents our estimated percentage of domestic new student starts generated by student leads obtained from various marketing sources during the years ended December 31, 2010, 2009 and 2008:

	Domestic New Student Starts by Source Year Ended December 31,
	2010	2009	2008
Internet	71%	70%	71%
Referrals	16%	15%	14%
Television and print	9%	10%	9%
Other	4%	5%	6%

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

Student Academics

At CEC, learning outcomes and career readiness are attained by our students as a result of the quality learning experience we provide. Those learning experiences are characterized by career-oriented curriculum, engaging instructional delivery, qualified faculty, and accessible student support services. As a result, more than 500,000 students have graduated from CEC schools as of December 31, 2010.

Curriculum

Our schools and universities develop and deliver a variety of programs resulting in the award of credentials ranging from certificates and diplomas to master’s and doctorate degrees in career-oriented programs of study including visual communication and design technologies, business studies, culinary arts, health education and information technology.

CEC’s curricula, instructional delivery, and faculty comprise the learning experience that appeals to our student population and provides them with a unique opportunity to develop the knowledge, skills and competencies required for specific career outcomes. The curriculum development process begins with the identification of desired career outcomes and associated competencies, informed by advisory boards, programmatic accrediting agencies and industry standards. Subsequently, learning objectives are identified and courses are developed which foster student engagement in activities which optimally result in the attainment of program learning outcomes and employment readiness.

Instructional Delivery

CEC’s instructional delivery is based upon the belief that learning is dependent upon instructional methodologies that facilitate student engagement with the instructor, with other students and with the course content. This engagement is fundamental to student learning outcomes, regardless of whether instruction occurs within a physical or virtual classroom.

Sanford-Brown has partnered with Pegasus Lectures Inc. as a means of reinforcing student engagement with the content. Pegasus Lectures provides ultrasound continuing medical education for physicians, practicing sonographers and beginning students of sonography for the purpose of exam preparation. As a result of this partnership, Sanford-Brown students will have access to Pegasus exam preparatory review materials that are easily integrated into the curriculum at no additional cost to the student.

CTU Online and Sanford-Brown exemplify CEC’s commitment to the engagement of the learner by introducing a new student experience through a virtual health laboratory. Working with software that medical billing and coding professionals use in the workplace, the virtual health laboratory experience provides the student with:

•	hands-on, relevant health information management software experience;

•	opportunities to work with patient records for experience in coding, abstracting and chart completion;

•	options and convenience that accommodate diversity in student learning styles;

•	experience that facilitates a smooth transition from classroom theory to workplace practice; and

•	skills training with a recognized software product that increases graduate marketability.

Construction of a virtual classroom that engages online students with their instructor, their peers and the content is critical to the achievement of student learning outcomes. CEC online instructional delivery is accomplished utilizing an innovative, student-focused learning management system. While online content delivery is very common today, CEC’s proprietary system, M.U.S.E. (My Unique Student Experience), has several features that make it distinctive in the education marketplace. M.U.S.E. allows students to apply a filter to the content, according to preferred learning styles, enabling learners to determine how they would like to engage with the course content.

Our Simpro Virtual Trainer is a highly interactive tool for students to learn, practice and perfect cognitive and clinical procedure skills. Cognitive skills, such as knowledge, recall, analytical thinking, decision making and judgment, are often difficult to develop. Simpro Virtual Trainer was designed to be a cognitive simulator that breaks down each clinical procedure into its component steps, enabling the student to use this innovative software to learn how to perform each step in the correct order, at the correct time, with the correct hand, using the correct instrument, applied to the correct anatomical structure. Simpro Virtual Trainer combines four types of media to engage and teach students that include:

•	rich descriptive text – with hyperlinks that users can simply click on to reference material and information;

•	interactive 3-D anatomy where images are specific to the procedure, helping to give students a more detailed look and familiarity with the human anatomy;

•	video descriptions of each procedure narrated by a medical expert; and

•	virtual reality simulations, where students utilize learning and testing modes.

Simpro Virtual Trainer provides diagnostic medical sonography, cardiovascular and radiography students computer-based opportunities to practice their skills and knowledge prior to entering clinical experiences, reducing the time needed in the clinical training environment.

Faculty

CEC employs approximately 6,600 appropriately credentialed, geographically disbursed, full-time and adjunct faculty who are responsible for facilitating learning in our lecture halls, kitchens, labs, studios and virtual classrooms. Our faculty are hired, assigned, developed and evaluated in compliance with state, institutional accreditation and programmatic accreditation standards. Twenty-four percent of our full-time faculty have earned master’s degrees and forty-nine percent of our adjunct instructors possess master’s degrees. Generally, all schools require the instructor to have a degree at least one level higher than the level of course being taught plus teaching and/or industry experience. General Education faculty members must possess a master’s degree. The average tenure of a CEC faculty member is 3.8 years.

Faculty Development

Instructors are required to engage in faculty development activities each year as part of the continuous improvement process. CEC has contracted with MaxKnowledge to provide online and ground instructor access to online faculty modules located within the Center for Excellence in Education (CEE). CEE provides faculty with interactive content and asynchronous discussion opportunities in areas such as teaching methodology, instructional practice, classroom management, outcomes assessment and student retention. Instructors may enroll in up to three online courses per subscription year. Additionally, each institution provides in-services as a means to support and improve instructional practice. We believe that by developing our faculty, we are enriching not only the faculty’s skills, but also the educational experience of our students.

Instructional Practice in Higher Education: An Online Journal

Instructional Practice in Higher Education is an online, peer-reviewed journal sponsored by Career Education Corporation and intended to provide postsecondary faculty from the for-profit career sector an opportunity to publish work relevant to their instructional context. The online journal resides on the Imagine America Foundation (IAF) website. The journal site is located at http://www.imagine-america.org/highereducationjournal.asp.

The online journal highlights instructional theory and practice that promotes student engagement, achievement of learning outcomes, implementation of technology, and demonstration of holistic assessment within the context of career education.

A peer review board evaluates each submission to determine currency and relevancy of the topic to the target audience, as well as the degree to which the topic has been thoroughly addressed. The online journal also has an editorial board that is charged with evaluation of submissions to ensure adherence to a consistent style and appropriate documentation.

The first issue of the online journal was published in July 2010; a second issue is expected to be issued early in 2011.

Student Support Services

CEC has historically served a diverse student population. Our students represent a broad range of educational and employment experience, contributing to their college-level readiness.

Beginning in 2011, our domestic schools will be expanding the use of testing strategies to assess student readiness to engage in college-level work. For those students who are admitted to an institution but demonstrate that they may encounter academic challenges, developmental support will be provided.

Although faculty members will always serve as the primary point of contact, students may also engage the assistance of tutors and academic advisors for assistance. Students have access to technical support 24 hours each day/seven days each week. Online students have access to online reference librarians 77 hours per week.

We believe that the employment of our students in their field of study is a key indicator of the success of our schools and the fulfillment of our educational mission. Provision of personal support and assistance to our student population is a hallmark of our educational model. Each of our campuses has a career services department whose primary responsibility is to prepare students to conduct a successful job search. In addition, career services staff members assist students in identifying part-time employment, including participation in internship programs, while our students pursue their education. Part-time employment opportunities are an important part of our overall success strategy, as these opportunities may lead to permanent positions upon graduation.

As of December 31, 2010, we employed 306 individuals in the career services departments of our campuses. In addition to our career services personnel, we employ many externship coordinators who help students obtain externships that prepare them to compete in the employment market.

Additionally, there are currently 55 alumni chapters and more than 480 alumni leadership board members who assist in the management of alumni programs at the campus level. These leadership groups are engaged in creating opportunities for student/alumni interaction including panel discussions and networking seminars.

Student Retention

CEC continually emphasizes the importance of student retention at each of our schools. As is the case at any postsecondary educational institution, a portion of our students fail to complete their academic programs for a variety of personal, financial or academic reasons. Our experience indicates that increases in our revenue and profitability can be achieved through modest improvements in student retention rates. Furthermore, the costs to our schools of retaining current students are generally much less than the expense of the marketing efforts associated with attracting new students. Our schools’ consolidated retention rates for the years ended December 31, 2010, 2009 and 2008, were approximately 67.0%, 70.0% and 66.7%, respectively. These rates were determined in accordance with the standards set forth by Accrediting Council for Independent Colleges and Schools (“ACICS”) to provide a common formula for all our schools regardless of their accreditor.

Seasonality

Our quarterly revenues and income fluctuate primarily as a result of the pattern of student enrollments. Our schools generally experience a seasonal increase in enrollment in the fall, traditionally when the largest number of new high school graduates begins postsecondary education. Furthermore, although we encourage year-round attendance at all campuses, certain programs offered by some of our schools include summer breaks. Most notably, our campuses within our International segment do not typically instruct students over the summer. Operating costs for our schools generally do not fluctuate significantly on a quarterly basis. Results of operations reflect this seasonal enrollment pattern. Revenues, operating income and net income by quarter for each of the past two fiscal years are included in Note 19, “Quarterly Financial Summary” of the notes to our consolidated financial statements.

Employees

As of December 31, 2010, we had a total of 15,598 employees, including 1,453 students employed on a part-time basis at certain of our schools, as follows:

	Full-time Non-student Employees	Part-time Non-student Employees	Part-time Student Employees	Full-time Faculty	Part-time Faculty	Total
Corporate	1,358	37	—	—	7	1,402
Continuing operations	5,929	201	1,452	1,385	5,224	14,191
Discontinued operations	3	—	1	—	1	5

Total	7,290	238	1,453	1,385	5,232	15,598

Student Population

Our student population for our continuing operations as of December 31, 2010 and 2009 was 116,800 students and 105,300 students, respectively. Included in total student population for our continuing operations as of December 31, 2010 and 2009 were 44,500 students and 40,800 students, respectively, enrolled in our University, Health Education and Culinary Arts fully-online academic programs. Related student population demographic information as of December 31, 2010 and 2009, were as follows:

Student Population by Age Group

	As a Percentage of Total Student Population as of December 31,
	2010	2009
Under 21	16%	16%
21 to 30	42%	43%
Over 30	42%	41%

Student Population by Core Curricula

	As a Percentage of Total Student Population as of December 31,
	2010	2009
Business Studies	50%	50%
Health Education	22%	20%
Visual Communications and Design Technologies	13%	13%
Culinary Arts	11%	11%
Information Technology	4%	6%

Student Population by Degree Granting Program

	As a Percentage of Total Student Population as of December 31,
	2010	2009
Doctoral, Master’s, Bachelor’s Degree	37%	33%
Associate Degree	42%	43%
Certificate	21%	24%

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

Pursuant to provisions of the Higher Education Act of 1965, as amended (“HEA”), the U.S. Department of Education (“ED”) relies on accrediting agencies to determine whether institutions’ educational programs qualify the institutions to participate in federal financial aid programs under Title IV of the HEA. The HEA and its implementing regulations specify certain standards that all recognized accrediting agencies must adopt in connection with their review of postsecondary institutions. All of our U.S. campuses are accredited by accrediting agencies recognized by ED.

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

A listing of our U.S.-accredited schools, including all main and branch campus locations for regulatory purposes and relevant accreditation information is provided in the following table:

ACCREDITATION TABLE

School, Main Campus Location (Branch campuses are in parentheses)	Accreditor(1)	Year of Accreditation Expiration(2)
American InterContinental University
Hoffman Estates, IL (Online) (Atlanta, GA; Weston, FL; Houston, TX; London, England)	HLC	2014

Briarcliffe College
Bethpage, NY (Patchogue, NY)	MSA	2011

Brooks Institute
Santa Barbara, CA	ACICS	2016

Brown College
Mendota Heights, MN	ACCSC	2012

California Culinary Academy
San Francisco, CA	ACCSC	2010	(3)

Colorado Technical University
Colorado Springs, CO (Denver, CO; North Kansas City, MO; Sioux Falls, SD; Online)	HLC	2012

Gibbs College of Boston, Inc, a private two-year college
Boston, MA	ACICS	2014

Harrington College of Design
Chicago, IL	HLC	2015

International Academy of Design & Technology
Chicago, IL (Troy, MI; Schaumburg, IL; Nashville, TN; Collins College, Phoenix, AZ)	ACICS	2012
Tampa, FL (Orlando, FL; Henderson, NV; Sacramento, CA; San Antonio, TX; Seattle, WA; Online; Le Cordon Bleu College of Culinary Arts (Orlando); Sanford-Brown College, Portland, OR)	ACICS	2014

Le Cordon Bleu College of Culinary Arts
Austin, TX (Dallas, TX; Sacramento, CA; Seattle, WA; and St. Peters, MO; Sanford-Brown College, Collinsville, IL and Hazelwood, MO)	ACICS	2017
Pasadena, CA (Hollywood, CA; Sanford-Brown College, Dearborn, MI; Grand Rapids, MI; Hillside, IL; Indianapolis, IN; Phoenix, AZ; Tinley Park, IL, and Skokie, IL; Sanford-Brown Institute, Orlando, FL)	ACICS	2012
Portland, OR (Tucker, GA; Mendota Heights, MN)	ACCSC	2012	(4)
	ACICS	2014
Scottsdale, AZ (includes Online) (Las Vegas, NV)	ACCSC	2010	(3)(5)

Le Cordon Bleu College of Culinary Arts in Chicago	HLC	2018
Chicago, IL

School, Main Campus Location (Branch campuses are in parentheses)	Accreditor(1)	Year of Accreditation Expiration(2)
Le Cordon Bleu Institute of Culinary Arts
Pittsburgh, PA (Le Cordon Bleu College of Culinary Arts, Inc., a private two year college (Boston Campus); Le Cordon Bleu College of Culinary Arts, Miramar, FL)	ACCSC	2015	(6)

Missouri College
Brentwood, MO	ACCSC	2011

Sanford-Brown College
Atlanta, GA (Houston, TX; Houston/North Loop, TX; and Middleburg Heights, OH; Sanford-Brown Institute, Ft. Lauderdale, FL; Landover, MO; New York, NY; and Trevose, PA)	ACICS	2014
Dallas, TX (San Antonio, TX; Sanford-Brown Institute, Garden City, NY)	ACICS	2013
Farmington, CT	ACICS	2011
Fenton, MO (St. Peters, MO)	ACICS	2011
McLean, VA	ACICS	2015

Sanford-Brown Institute
Cranston, RI	ACICS	2010	(7)
Jacksonville, FL (Iselin, NJ; Tampa, FL; Sanford-Brown College, West Allis, WI)	ACICS	2011
Pittsburgh, PA (Monroeville, PA)	ACCSC	2014
White Plains, NY	ACICS	2013

SBI Campus—an Affiliate of Sanford-Brown
Melville, NY	ACICS	2014

(1)	Below is a key to the accreditation abbreviations used in the table:
a.	ACCSC—Accrediting Commission of Career Schools and Colleges
b.	ACICS—Accrediting Council for Independent Colleges and Schools
c.	MSA—Middle States Association of Colleges and Schools, Commission on Higher Education
d.	HLC—North Central Association of Colleges and Schools, Higher Learning Commission
(2)	Status as of February 15, 2011. Institutions seek renewal of accreditation during the year noted.
(3)	Accreditation has been extended while the institution completes the reaccreditation process.
(4)	Accreditation for the Tucker branch campus, which expired in 2010, has been extended while the institution completes the reaccreditation process.
(5)	Accreditation for the Las Vegas branch campus expires in 2015.
(6)	Accreditation for the Miramar branch campus expires in 2011.
(7)	In process of merging with SBI Campus—an Affiliate of Sanford-Brown; awaiting final approval from ED.

Programmatic accreditation, while not a sufficient basis for institutional Title IV Program certification by ED, assists graduates to practice or otherwise secure appropriate employment in their chosen field and has been granted by the following accrediting agencies with respect to the following individual programs taught at certain of our campuses:

PROGRAMMATIC ACCREDITATION TABLE

Accrediting Body	Campus	Program Accredited
Accreditation Council for Occupational Therapy Education	Sanford-Brown College, Hazelwood	Occupational therapy assistant

Accreditation Board for Engineering and Technology	Colorado Technical University, Colorado Springs	Engineering

Accrediting Bureau of Health Education Schools	Colorado Technical University, North Kansas City; Gibbs College, Boston; Missouri College; Sanford-Brown College, Atlanta, Collinsville, Dallas, Dearborn, Farmington, Fenton, Grand Rapids, Hazelwood, Houston, Houston North, McLean, Middleburg Heights, Phoenix, San Antonio, St. Peters and West Allis; Sanford-Brown Institute, Cranston, Ft. Lauderdale, Garden City, Iselin, Jacksonville, Landover, Monroeville, New York, Orlando, Pittsburgh, Tampa, Trevose, and White Plains; SBI Campus - an affiliate of Sanford-Brown, Melville	Medical assistant

Accrediting Bureau of Health Education Schools	Sanford-Brown College, Dallas, Houston, Houston North and St. Peters; Sanford-Brown Institute, Ft. Lauderdale, Iselin, and Jacksonville	Surgical technology

Accrediting Commission for Programs in Hospitality Administration	Le Cordon Bleu Institute of Culinary Arts (Pittsburgh)	Hotel and restaurant management

American Culinary Federation Education Institute	California Culinary Academy, Le Cordon Bleu College of Culinary Arts, Austin, Las Vegas, Mendota Heights, Miramar, Orlando, Pasadena, Portland, Scottsdale, and Tucker; Le Cordon Bleu College of Culinary Arts in Chicago, Le Cordon Bleu Institute of Culinary Arts (Pittsburgh)	Culinary arts

Accrediting Body	Campus	Program Accredited
American Culinary Federation Education Institute	California Culinary Academy, Le Cordon Bleu College of Culinary Arts, Mendota Heights, Miramar, Orlando, Portland and Scottsdale; Le Cordon Bleu College of Culinary Arts in Chicago; Le Cordon Bleu Institute of Culinary Arts (Pittsburgh)	Pastry and baking

American Dental Association Commission on Dental Accreditation	Missouri College; Sanford-Brown College, Dallas; Sanford-Brown Institute, Ft. Lauderdale, Jacksonville, and Orlando	Dental assisting

American Dental Association Commission on Dental Accreditation	Missouri College	Dental hygiene program

The American Society of Anesthesia Technologists and Technicians	Sanford-Brown Institute, Pittsburgh	Anesthesia technology

American Society of Health Systems Pharmacists	Sanford-Brown College, Dallas, Houston, Houston North, and Middleburg Heights; Sanford-Brown Institute, Ft. Lauderdale, Garden City, Iselin, Jacksonville, Monroeville, New York, and Tampa	Pharmacy technician

American Veterinary Medical Association	Sanford-Brown College, Fenton and St. Peters; Sanford-Brown Institute, Pittsburgh	Veterinary technology

CAAHEP-Curriculum Review Board of the American Association of Medical Assistants Endowment	Colorado Technical University, Sioux Falls	Medical assistant

CAAHEP-Accreditation Review Committee on Education in Surgical Technology and Surgical Assisting	Colorado Technical University, North Kansas City and Pueblo; Sanford-Brown College, Dallas, Houston, and Houston North; Sanford-Brown Institute, Ft. Lauderdale, Iselin, Jacksonville, and Monroeville	Surgical technology

CAAHEP-Joint Review Committee on Education in Diagnostic Medical Sonography	Sanford-Brown College, Atlanta, Dallas, Houston and Middleburg Heights; Sanford-Brown Institute, Garden City, Iselin, Landover and Pittsburgh	Diagnostic medical sonography

Committee on Accreditation for Respiratory Care	Sanford-Brown College, Fenton; Sanford-Brown Institute, Monroeville	Respiratory therapy

Accrediting Body	Campus	Program Accredited
Council for Interior Design Accreditation	American InterContinental University, Atlanta; Harrington College of Design; IADT Chicago, Tampa and Troy	Interior design

Joint Review Commission on Education in Radiologic Technology	Colorado Technical University, North Kansas City; Sanford-Brown College, Fenton, Houston North, Middleburg Heights, and West Allis; Sanford-Brown Institute, Pittsburgh	Radiologic technology

National Accrediting Agency for Clinical Laboratory Sciences	Sanford-Brown College, Houston	Medical laboratory technician

National Court Reporters Association	Colorado Technical University, Sioux Falls	Court reporting

State Authorization and Accreditation Agencies

To participate in Title IV Programs, an institution must be authorized to offer its programs of instruction by the relevant education agencies of the state in which it is located, accredited by an accrediting agency recognized by ED, and certified as eligible by ED. ED will certify an institution to participate in Title IV.

An institution is eligible for participation in Title IV Programs only after it has demonstrated compliance with the HEA and ED’s extensive regulations regarding institutional eligibility. An institution must also demonstrate its compliance with these requirements to ED on an ongoing basis. These standards are applied primarily on an institutional basis, with an institution defined as a main campus and its additional campus locations, if any.

State licensing agencies are responsible for the oversight of educational institutions, and continued approval by such agencies is necessary for an institution to operate and grant degrees, diplomas, or certificates to its students. Moreover, under the HEA, approval by such agencies is necessary to maintain eligibility to participate in Title IV Programs. As a result, we are subject to extensive regulation in each of the states in which our schools operate, and in other states in which our schools recruit students. Currently, each of our U.S. campuses is authorized by the state in which it is located.

On October 29, 2010, ED issued final regulations pertaining to certain aspects of the administration of the Title IV Programs, including, but not limited to, state authorization. The October 29, 2010 regulations require, among other things, that an institution offering distance learning or online programs secure the approval of those states which require such approval and provide evidence of such approval to ED upon request. These new regulations may require our schools offering distance education to obtain state approvals or registrations from additional states which currently or in the future may elect to regulate institutions that enroll their residents in online programs and courses. Our schools offering distance learning are in the process of submitting and expect to have submitted additional applications for licensures or exemptions for their distance learning programs before the end of March, 2011. We believe there are a lot of other institutions that have or will be submitting similar applications and can not anticipate how quickly the state agencies, some of whom we believe are taxed by resource shortages, will be able to respond to the applications.

State regulatory requirements for online education are inconsistent between states, change frequently and, in some instances, are not clear and the interpretation of such regulations is generally left to the discretion of state employees or agents and may not be reflected in any written policy. In response to the new ED rules, states that do not presently regulate delivery of online courses and programs may enact legislation or issue regulations that specifically address online educational programs, such as those offered by our schools, may enact or issue regulations impacting the availability of exemptions from licensure in certain states, or otherwise affect our schools’ operations.

If one of our schools offering distance learning does not have the appropriate state approvals for its online programs, it may not be able to continue to offer distance education to students in those states until it obtains the additional approvals or exemptions which could have a material impact on our business, financial condition, results of operations, cash flows and the value of our common stock.

The level of regulatory oversight varies substantially from state to state. In certain states in which we operate, our campuses are subject to licensure by an agency that regulates proprietary institutions and also by a separate higher education agency. State laws establish standards for, among other things, student instruction, qualifications of faculty, location and nature of facilities, and financial policies. State laws and regulations may limit our campuses’ ability to operate or to award degrees or diplomas or offer new degree programs. If any one of our campuses were to lose state authorization, it would be unable to offer educational programs, and students attending the campus would not be eligible to participate in Title IV Programs, and the lack of Title IV eligibility would likely require us to close a campus if it were to lose state authorization. See Note 12 “Commitments and Contingencies” of the notes to our consolidated financial statements for a further discussion of selected state regulatory matters currently affecting us and our schools.

International Regulations

Our schools that operate in France, the Principality of Monaco, Italy and the United Kingdom are subject to local government regulations. We believe that each of our international locations currently holds all necessary domestic authority to operate within its respective jurisdiction, and campus administrators work to ensure compliance with domestic regulations.

France. Our INSEEC Group (“INSEEC”) consists of nine schools which operate primarily in France and are governed by the French Ministry of Education. One of INSEEC’s schools offers health education programs and, thus, is governed by the French Ministry of Health, the French Ministry of Education and the National Professional Committee for Medical Visits for the school’s pharmaceutical test preparation and continuing education classes.

The French Ministry of Education has three levels of approval for educational institutions: diploma endorsement (Level III), state recognition (Level II), and diploma stamp (Level I, the highest level of French approval). In 1999, an additional level entitled “Master Grade,” which represents the highest level of European approval, was added.

The Level III approval, which is co-governed by the French Ministry of Employment and the French Ministry of Education, has been reorganized and the institutions affected by the reorganization are now registered in the New Certification National Register. With respect to Level II approval, Level I approval, and the European approvals, conditions that must be satisfied to obtain approvals are generally becoming more strict, requiring institutions to, among other things, provide additional financial support for research, and hire additional full-time, Ph.D.-level faculty.

Currently, two of our INSEEC schools have been granted the highest level of European approval, Master Grade, four schools have been granted Level I approval, four schools have been granted Level II approval, and seven schools have been granted Level III approval. As of December 31, 2010, one of our schools is under review for a Level III accreditation, which relates to a new approval. These approvals are subject to regular renewal, the schedule for which depends on geographic zones. All Level I renewals for our schools from the French Ministry of Education have been obtained as of December 31, 2010.

Istituto Marangoni received acceptance from the French Rectorat de Paris, on November 9, 2006 and on January 27, 2011, Manchester Metropolitan University (“MMU”) recognized the Istituto Marangoni – Paris campus for the delivery of MMU accredited programs taught in English for six years. MMU is in the process of validating all Istituto Marangoni – France programs.

Principality of Monaco. The International University of Monaco delivers a full time Masters of Business Administration (“MBA”) and an Executive MBA; IUM obtained accreditation from the Association of MBAs in 2004 and the renewal of this accreditation for one year was received in May 2010. The degrees Masters and Bachelor of Science in Business Administration are recognized by the Ministry of Education in Monaco.

Italy. Istituto Marangoni, a private postsecondary fashion and design school, was granted the status of Professional Art School in Italy on December 17, 1935, and obtained authorization to open a school from the Italian Ministry of Education on February 13, 1951 and on January 27, 2011, MMU recognized the Istituto Marangoni – Milan campus for the delivery of MMU accredited programs taught in English for six years. MMU is in the process of validating all Istituto Marangoni – Italy programs.

United Kingdom. AIU London has been granted proper authority by the applicable U.S. and United Kingdom entities to grant academic credentials. AIU London is authorized to grant U.S. academic degrees by the Nonpublic Postsecondary Education Commission (NPEC) of the State of Georgia. U.S. students that attend AIU London are eligible to participate in Title IV financial assistance programs through AIU London’s status as an additional location of American InterContinental University. AIU London is listed as a recognized institution of higher education in the UK by the Business Innovation & Skills (BIS) and appears on the Department’s register. AIU London is registered in England No: 1373237. Additionally, American InterContinental University, including its campus located in the United Kingdom, is accredited by HLC (a U.S. regional accrediting association).

Istituto Marangoni – London was granted a Certificate of Accreditation by the British Accreditation Council for Independent Further and Higher Education (“BAC”) on September 26, 2006 and currently is in the process of obtaining reaccreditation by April 2011. As a result of changes in UK immigration legislation, Istituto Marangoni – London signed an articulation agreement with Manchester Metropolitan University in March 2010 to be able to continue to sponsor students from outside of the European Economic Area (which comprises all of the European Union countries plus Iceland, Norway, Liechtenstein and Switzerland). Istituto Marangoni – London is also currently working towards meeting the requirements of United Kingdom immigration legislation as it applies to educational institutions and courses of study in the UK via a validation process in partnership with Manchester Metropolitan University.

STUDENT FINANCIAL AID

Many of our students require assistance in financing their education. For this reason, our schools participate in financial aid programs and offer financing options to those who qualify. Our U.S. schools and AIU-London are approved to participate in the Department of Education’s Title IV federal aid programs. Our schools also participate in a number of state financial aid programs and private funding options. Our schools that participate in federal and state financial aid programs are subject to extensive regulatory requirements imposed by federal and state government agencies, and other standards imposed by educational accrediting bodies.

Nature of Federal Support for Postsecondary Education in the United States

The U.S. government provides a substantial portion of its support for postsecondary education in the form of Title IV Program grants, loans and work-study programs to students who can use those funds to finance certain education related expenses at any institution that has been approved to participate by ED. These federal programs are authorized by HEA. While most students are eligible for a Title IV loan, more generally, financial aid administered under Title IV is awarded on the basis of financial need, which is generally defined under HEA as the difference between the costs associated with attending an institution and the amount a student’s family can reasonably be expected to contribute based on a federally determined formula. Among other things, recipients of Title IV Program funds must maintain a satisfactory grade point average and progress in a timely manner toward completion of their program of study.

Students at our schools may receive grants, loans and work-study opportunities to fund their education under the following Title IV Programs, although not all of our schools participate in each of these programs:

Federal Student and Parent Loans

ED’s major form of self-help aid includes loans to students and parents through the William D. Ford Federal Direct Loan (“DL”) Program and the Federal Family Education Loan (“FFEL”) Program. Loans under the FFEL program are made by banks and other lending institutions directly to students or their parents. Direct Loans are available through the U.S. Government rather than through a bank or other financial institution. The major differences between the two programs are the source of the loan funds, some aspects of the application process, and the available repayment plans. For the FFEL program, our schools and students use a wide variety of lenders and guaranty agencies and have not experienced difficulties in accessing FFEL program loans. Both programs offer Federal Stafford, Federal Parent PLUS, Federal Grad PLUS and Federal Consolidation Loans. As a result of the Health Care and Education Reconciliation Act of 2010 (“HCERA”) (Public Law 111-152), signed March 30, 2010, the FFEL Program was eliminated. The law provided that after June 30, 2010 Stafford and PLUS Loans may only be made through the DL program.

Federal Stafford Loans (“Stafford Loans”), which may either be subsidized or unsubsidized, are loans made directly to our students by banks, other lending institutions or directly from the federal government. Students who have a demonstrated financial need may be eligible to receive a subsidized Stafford Loan, with ED paying the interest on this loan while the student is enrolled at least half-time in school and during the first six months after leaving school. Students who do not demonstrate financial need may be eligible to receive an unsubsidized Stafford Loan. The student is responsible for the interest on an unsubsidized Stafford Loan while in school and after leaving school, although actual interest payments generally may be deferred by the student until after he or she has left school. Students who are eligible for a subsidized Stafford Loan may also be eligible to receive an unsubsidized Stafford Loan.

A student is not required to meet any specific credit scoring criteria to receive a Stafford Loan, but any student with a prior Stafford Loan default or who has been convicted under federal or state law of selling or possessing drugs while receiving federal aid may not be eligible. ED has established maximum annual and aggregate borrowing limits for Stafford Loans.

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

Federal Perkins Loan Program (“Perkins Loans”). Perkins Loans are made from a revolving institutional account, 75% of which is a Federal Capital Contribution from ED and the remainder of which is funded by the institution. Each institution is responsible for determination, disbursements, collections and servicing of the Federal Perkins Loans. Currently, only one of our schools participates in the Federal Perkins Loans program.

Federal Grants

Federal Pell Grant and Federal Supplemental Education Opportunity Grant. Title IV Program grants are generally made to our students under the Federal Pell Grant (“Pell Grant”) program and the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program. ED makes Pell Grants up to 200% of the maximum amount of $5,550 for 2010-11 per award year to students who demonstrate financial need. FSEOG program awards are designed to supplement Pell Grants up to a maximum amount of $4,000 per award year for the neediest students. An institution is required to match 33% of the allocation amount from ED for all federal funds received under the FSEOG program. The matching may be accomplished through institutional, private and/or state funds.

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

A financial institution providing a non-recourse loan assumes 100% of the credit risk on the loan. The student, or the student and a co-borrower, must meet the credit criteria established by the financial institution to receive these loans. Each financial institution establishes its own credit criteria and loan limits. Students and co-borrowers generally can borrow an amount equal to the student’s cost of attendance less all other financial aid received. SLM Corporation or its subsidiaries (collectively known as “Sallie Mae”) and Wells Fargo Education Financial Services provided the majority of non-recourse private loans to our students in our U.S. schools during the year ended December 31, 2010.

Prior to March 31, 2008, certain of our students were able to secure recourse loans with Sallie Mae and other financial institutions. These students did not qualify for non-recourse loans due to low credit scores. The loan amounts available under these recourse loan programs were generally less than the amounts available under non-recourse loan programs and often covered only the direct costs associated with their education less any other financial aid received. On February 14, 2008, we received notification from Sallie Mae that it would no longer continue to offer recourse loans to existing students entering their second or subsequent academic term. Our recourse loan program with Sallie Mae ended on March 31, 2008. The uncertainty that continues in the U.S. credit markets has made it difficult for us to obtain recourse loan arrangements with other financial institutions. As a result, in the second quarter 2008, we began to offer funding alternatives for eligible students in place of the recourse program that had previously been provided by Sallie Mae. We decided to provide payment plans directly to certain students to ensure that they can finish their existing educational programs with us and to allow new students the opportunity to attend our schools. As of December 31, 2010, we have committed to approximately $85.4 million of funding through extended payment plans. Of this amount, approximately $9.0 million is reflected within our current and non-current student receivables, net of allowance for doubtful accounts and net of deferred tuition revenue, on our consolidated balance sheets. Beginning in 2011, we discontinued providing payments plans to a majority of our new students. We will continue to provide payment plans to current students until they have completed their program of study. The total estimated future commitment to our students is estimated to be up to $20 million as of December 31, 2010. Business model changes, primarily within Culinary Arts, will reduce the total tuition costs for new students, thus reducing the need for additional borrowing under extended payment plans. For additional details related to this business model change, see our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report.

Legislative Action

The U.S. Congress must periodically reauthorize the HEA and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program.

The Higher Education Opportunity Act was the first reauthorization of the HEA since 1998 and was signed into law on August 14, 2008. It was immediately effective for many items with others effective in the subsequent years. The Act authorizes increases in the Federal Pell Grants, changes some ACG and National SMART Grant eligibility requirements, expands Stafford Loan deferment options, provides changes to needs analysis and changes treatment of Veterans Administration benefits effective with the 2010-11 award year.

The agencies that regulate our U.S. schools, including ED, periodically revise their requirements and modify their interpretations of existing requirements.

On October 29, 2010, ED issued final regulations pertaining to certain aspects of the administration of the Title IV Programs, including, but not limited to state authorization, gainful employment, compensation rules for persons engaged in certain aspects of admissions and financial aid, determination of attendance and definition of credit hours. With one exception, these regulations will become effective July 1, 2011. ED previously announced that it was delaying until early 2011 publication of final regulations on certain further proposed gainful employment regulations, which are expected to become effective on July 1, 2012 or thereafter.

The October 29, 2010 regulations contain changes from the proposed regulations issued by ED in June 2010. The Company continues to analyze the final regulations, to identify and assess potential impacts to our business and to consider and evaluate various strategies to address those potential impacts. These new and pending regulations could have significant impacts on our business. Among the most significant regulatory changes that we have identified to date for our business are:

•

the elimination of certain “safe harbors” that had allowed, under limited and prescribed circumstances, payment of certain types of compensation to employees (including higher level employees) and third parties involved in student enrollment, certain recruiting, admissions or financial aid activities;

•

imposition of extensive record-keeping and disclosure requirements respecting the employment of graduates, as a precursor to proposed gainful employment regulations, described above, that would base the eligibility of specific programs to enroll students receiving Title IV Program funds on certain yet-to-be defined metrics including but not limited to cost of education, future earnings, student loan defaults and debt incurred in the securing of such education;

•	defining a credit hour for purposes of determining program eligibility for Title IV student financial aid;

•	establishing more stringent state approval criteria that may require or encourage states to modify existing state approval and licensing processes;

•

requiring an institution that offers distance learning programs to secure the approval of each state where it enrolls students to the extent any such state requires such approval and provide evidence of such approval to ED upon request; and

•

strengthening the definition of proscribed “misrepresentation” to include, among other things, erroneous statements, including erroneous statements made by certain third-party vendors under contract to an institution, which may increase institutional liability and subject institutions to sanctions for statements containing inadvertent errors, and expose institutions to costly third-party litigation.

These rules are likely to require us to change certain of our business practices, incur costs of compliance and of developing and implementing changes in operations, may affect student recruitment or enrollment, may result in changes in or elimination of certain programs and may have other significant or material effects on our business. Among other things, these rules will impact or have impacted:

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

We are terminating certain compensation payments to our affected employees and are implementing changes in contractual or other arrangements with third parties to change payments allowed with the former safe harbors related to compensation.

•

Our schools offering distance learning are in the process of submitting and expect to have submitted additional applications for licensures or exemptions for their distance learning programs before the end of March, 2011. At this time, the impact and potential costs of these regulations on our schools is uncertain but will increase our costs of regulatory compliance, will likely delay the introduction of new programs and have other material adverse effects on our operations, revenues, results of operations and cash flows.

•

If final gainful employment regulations are issued and become effective in July 2012 or thereafter, certain of our programs, primarily our Culinary Arts and Art and Design programs, may be unable to maintain eligibility to enroll students receiving Title IV Program funds or have restrictions placed upon program offerings as a result of not meeting certain prescribed metrics. Such loss of or restrictions to program eligibility may result in us determining to terminate or modify the affected programs under our current business model, and also result in a realignment on the types of educational programs we offer in order to comply with the new rules. For example, we will change our Culinary Arts operating model in early 2011 to position us better to potentially appeal to an even broader market and respond to the regulatory environment. If we are required to implement a number of such changes to comply with gainful employment regulations, these changes could have a material adverse impact on our enrollments, business, financial condition, results of operation, cash flows and value of our common stock.

We cannot predict with certainty the impact of the regulations issued on October 29, 2010 on our operations and cannot predict the outcome of the proposed gainful employment rules that are expected to be issued in early 2011. The costs to comply with these regulations, and the investment associated with our continuing focus on enhancing the quality of student services in order to prepare students for success in their chosen careers, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Compliance with Federal Regulatory Standards and Effect of Federal Regulatory Violations

We and our schools are subject to and have pending audits, compliance reviews, inquiries, investigations, claims of non-compliance, and lawsuits by ED and federal and state regulatory agencies, accrediting agencies, present and former students and employees, and others that may allege violations of statutes, regulations, accreditation standards, or other regulatory requirements applicable to us or our schools.

The HEA also requires that an institution’s administration of Title IV Program funds be audited annually by an independent accounting firm and that the resulting audit report be submitted to ED for review.

If the results of any such audits, reviews, investigations, claims, or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, additional oversight and reporting, or other civil or criminal penalties. In addition, if ED or another regulatory agency determined that one of our schools improperly disbursed Title IV Program funds or violated a provision of the HEA or ED’s regulations, that school could be required to repay such funds, and could be assessed an administrative fine. We have several such matters pending against us at one or more of our schools. See Note 12 “Commitments and Contingencies – Accrediting Body and State and Federal Regulatory Matters” of the notes to our consolidated financial statements for further discussion of certain of these matters.

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

Currently, an institution whose cohort default rate equals or exceeds 25% for three consecutive years will no longer be eligible to participate in the FFEL, DL, Pell Grant, ACG or SMART programs for the remainder of the federal fiscal year in which ED determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. An institution whose cohort default rate equals or exceeds 25% for any one of the three most recent federal fiscal years, may also be placed on provisional certification status by ED for up to four years.

HEOA legislation passed in 2008 changes the evaluation period for the default calculation from two years to three years. The first three-year rate will be received in February 2012 for the period covering October 2008 through September 2011, although enforcement of the three-year rate rules will not begin until the October 2010 through September 2013 period. This three-year rate will be reviewed in 2014 and in the event the rate fails to meet ED requirements, sanctions may be instituted. In December 2009, ED published trial three-year default data for 2005 through 2007. For the 2006 and 2007 cohorts, none of CEC’s institutions were above the regulatory thresholds that will take effect in 2014. In addition, for the most recent official two-year rate computed based on the 2008 Cohort, CEC was below the proprietary school average as published by ED. Penalties today are enforced on the two-year period and begin at the 25% default level. The first three-year penalties will be enforced beginning in 2014 and at that time the threshold will be raised to 30%.

An institution whose cohort default rate for any federal fiscal year exceeds 40% will no longer be eligible to participate in the FFEL or DL programs for the remainder of the federal fiscal year in which ED determines that the institution has lost its eligibility and for the two subsequent federal fiscal years. The 40% threshold will not change with the 2014 movement to a three-year rate.

Under the Perkins Loan Program, an institution whose cohort default rate equals or exceeds 15% for any year, may be placed on provisional certification status by ED for up to four years.

Student loans which have entered repayment are serviced by private organizations and/or ED’s preferred student loan servicers. Loans made under the FFEL program may continue to be serviced by private servicing organizations, but the majority of these loans have been sold to ED as part of the “Ensuring Continued Access to Student Loans Act of 2008” (ECASLA); private lenders providing federal loans under the FFEL Program were afforded the ability to sell (or “PUT”) loans to ED as a means to ensure lender liquidity and students’ continued access to federal loans. PUT loans and those originated through the Direct Loan Program are now serviced by ED’s preferred student loans servicers and are subject to the servicing requirements under ED’s contractual arrangements. In addition to ED’s servicing efforts, we have student loan default management initiatives at all of our schools that participate in Title IV Programs aimed at reducing the likelihood of our students’ failure to repay their loans in a timely manner. These initiatives emphasize the importance of students’ compliance with loan repayment requirements and provide for extensive loan counseling and proactive communication with students after they cease enrollment.

If any of our schools were to lose eligibility to participate in Title IV Programs due to student loan default rates being higher than ED’s thresholds and we could not arrange for adequate alternative student financing sources, we would most likely have to close those schools, which could have a material adverse effect on our student population, financial condition, results of operations and cash flows.

COHORT DEFAULT RATE TABLE

	Cohort Default Rate (2 year rate)
School, Main Campus Location (Branch campuses are in parentheses)	2008	2007	2006
American InterContinental University
Hoffman Estates, IL (Online) (Atlanta, GA; Weston, FL; Houston, TX; London, England)	12.3%	10.4%	8.6%

Briarcliffe College
Bethpage, NY (Patchogue, NY)	12.1%	8.5%	7.1%

Brooks Institute
Santa Barbara, CA	4.4%	0.3%	1.7%

Brown College
Mendota Heights, MN	3.4%	4.9%	6.1%

California Culinary Academy
San Francisco, CA	2.5%	4.1%	4.3%

Colorado Technical University
Colorado Springs, CO (Denver, CO; North Kansas City, MO; Sioux Falls, SD; Online)	12.4%	10.9%	11.3%

Gibbs College of Boston, Inc, a private two-year college
Boston, MA	11.4%	11.2%	12.5%

Harrington College of Design
Chicago, IL	4.1%	2.9%	1.7%

	Cohort Default Rate (2 year rate)
School, Main Campus Location (Branch campuses are in parentheses)	2008	2007	2006
International Academy of Design & Technology
Chicago, IL (Troy, MI; Schaumburg, IL; Nashville, TN; Collins College, Phoenix, AZ)	7.7%	6.0%	7.7%
Tampa, FL (Orlando, FL; Henderson, NV; Sacramento, CA; San Antonio, TX; Seattle, WA; Online; Le Cordon Bleu College of Culinary Arts (Orlando); Sanford-Brown College, Portland, OR)	8.3%	7.7%	6.0%

Le Cordon Bleu College of Culinary Arts
Austin, TX (Dallas, TX; Sacramento, CA; Seattle, WA; and St. Peters, MO; Sanford-Brown College, Collinsville, IL and Hazelwood, MO)	6.7%	7.2%	8.4%
Pasadena, CA (Hollywood, CA; Sanford-Brown College, Dearborn, MI; Grand Rapids, MI; Hillside, IL; Indianapolis, IN; Phoenix, AZ; Tinley Park, IL; and Skokie, IL and Sanford-Brown Institute, Orlando, FL)	2.0%	3.2%	3.7%
Portland, OR (Tucker, GA; Mendota Heights, MN)	5.5%	5.9%	5.5%
Scottsdale, AZ (includes Online) (Las Vegas, NV)	4.8%	6.7%	5.1%

Le Cordon Bleu College of Culinary Arts in Chicago
Chicago, IL	3.5%	5.9%	7.0%

Le Cordon Bleu Institute of Culinary Arts
Pittsburgh, PA (Le Cordon Bleu College of Culinary Arts, Inc., a private two year college (Boston Campus); Le Cordon Bleu College of Culinary Arts, Miramar, FL)	6.5%	6.3%	5.2%

Missouri College
Brentwood, MO	4.1%	3.8%	7.7%

Sanford-Brown College
Atlanta, GA (Houston, TX; Houston/North Loop, TX; and Middleburg Heights, OH; Sanford-Brown Institute, Ft. Lauderdale, FL; Landover, MD; New York, NY; and Trevose, PA)	9.8%	8.9%	10.0%
Dallas, TX (San Antonio, TX; Sanford-Brown Institute, Garden City, NY)	12.5%	9.0%	9.1%
Farmington, CT	13.4%	10.9%	7.8%
Fenton, MO (St. Peters, MO)	7.0%	7.3%	6.2%
McLean, VA	10.1%	12.3%	14.3%

Sanford-Brown Institute
Cranston, RI	13.6%	11.0%	7.3%
Jacksonville, FL (Iselin, NJ; Tampa, FL; Sanford-Brown College, West Allis, WI)	7.9%	7.9%	6.1%
Pittsburgh, PA (Monroeville, PA)	6.5%	9.1%	8.0%
White Plains, NY	9.2%	13.0%	12.7%

SBI Campus—an Affiliate of Sanford-Brown
Melville, NY	5.9%	10.2%	9.7%

Financial Responsibility Standards. To participate in Title IV Programs, an institution must satisfy specific financial responsibility measures as prescribed by ED. ED evaluates institutions for compliance with these standards each year, based on the annual audited financial statements of an institution or its parent corporation, and on a change of control of an institution. ED’s practice is to measure our financial responsibility based on both CEC’s consolidated financial statements and those of our individual schools.

To be considered financially responsible, an institution must, among other things, (i) have sufficient cash reserves to make required refunds, (ii) be current on its debt payments, (iii) meet all of its financial obligations, and (iv) achieve a “composite score” of at least 1.50 based on the institution’s annual financial statements. ED calculates an institution’s composite score, which may range from -1.00 to 3.00, based on a combination of financial measures designed to establish the adequacy of an institution’s capital resources, its financial viability, its ability to support current operations and its ability to generate a profit. An institution that does not meet ED’s minimum composite score of 1.00 may demonstrate its financial responsibility in one of several ways, including posting a letter of credit in favor of ED in an amount equal to at least 50% of Title IV Program funds received by the institution during its prior fiscal year or posting a letter of credit in an amount equal to at least 10% of Title IV Program funds received by the institution during its prior fiscal year and agreeing to certain additional requirements for the continued receipt of Title IV Program funds, including, in certain circumstances, receipt of Title IV Program funds under an agreement other than ED’s standard advance funding arrangement.

Currently, none of our schools are required to post a letter of credit or accept other conditions on its participation in Title IV Programs due to failure to satisfy ED’s financial responsibility standards.

Return and Refunds of Title IV Program Funds. An institution participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that were disbursed to students who withdrew from educational programs before completing the programs, and must return those funds in a timely manner.

The portion of tuition and registration fees payments received from students but not yet earned is recorded as deferred tuition revenue and reflected as a current liability on our consolidated balance sheets, as such amounts represent revenue that we expect to earn within the next year. If a student withdraws from one of our schools prior to the completion of the academic term or program period, we refund the portion of tuition and registration fees already paid that we are not entitled to retain, pursuant to applicable federal and state law and accrediting agency standards and our refund policy. The amount of funds to be refunded to a student is calculated based upon the period of time in which the student has attended classes and the amount of tuition and registration fees paid by the student as of the student’s withdrawal date. Such refunds typically result in a reduction to deferred tuition revenue and cash on the Company’s consolidated balance sheet, because generally, the Company does not recognize tuition revenue in its consolidated statement of operations until related refund provisions have lapsed.

Institutions are required to return such funds within 45 days of the date the institution determines that the student has withdrawn. An institution that is found to be in non-compliance with ED refund requirements for either of the last two completed fiscal years must post a letter of credit in favor of ED in an amount equal to 25% of the total Title IV Program refunds paid by the institution during its prior fiscal year. As of December 31, 2010, we have posted no letters of credit in favor of ED due to non-compliance with ED refund requirements.

Change of Ownership or Control. When an institution undergoes a change of ownership resulting in a change of control, as that term is defined by the state in which it is located, its accrediting agency and ED, it must secure the approval of those agencies to continue to operate and to continue to participate in Title IV Programs. If the institution is unable to re-establish state authorization and accreditation requirements and satisfy other requirements for certification by ED, the institution may lose its authority to operate and its ability to participate in Title IV Programs. An institution whose change of ownership or control is approved by the appropriate authorities is nonetheless provisionally re-certified by ED for a period of up to three years. Transactions or events that constitute a change of control by one or more of the applicable regulatory agencies, including ED, applicable state agencies, and accrediting bodies, include the acquisition of an institution from another entity or significant acquisition or disposition of an institution’s equity. It is possible that some of these events may occur without our control. Our failure to obtain, or a delay in obtaining, a required approval of any change in control from ED, applicable state agencies, or accrediting agencies could impair our ability or the ability of the affected schools to participate in Title IV Programs. If we were to undergo a change of control and a material number of our schools failed to obtain the required approvals from applicable regulatory agencies in a timely manner, our student population, financial condition, results of operations and cash flows could be materially adversely affected.

When we acquire an institution that is eligible to participate in Title IV Programs, that institution undergoes a change of ownership resulting in a change of control as defined by ED. Each of our acquired schools in the

U.S. has undergone a certification review under our ownership and has been certified to participate in Title IV Programs on a provisional basis, per ED requirements, until such time that ED signs a new Program Participation Agreement with the institution. Currently, none of our schools are subject to provisional certification status due to ED’s change of ownership criteria. The potential adverse effects of a change of control under ED regulations may influence future decisions by us and our stockholders regarding the sale, purchase, transfer, issuance or redemption of our common stock.

Opening New Schools, Start-up Branch Campuses, and Adding Educational Programs. HEA generally requires that proprietary institutions be fully operational for two years before applying to participate in Title IV Programs. However, an institution that is certified to participate in Title IV Programs may establish a start-up branch campus and participate in Title IV Programs at the start-up branch campus without reference to the two-year requirement if the start-up branch campus has received all of the necessary state and accrediting agency approvals, has been reported to ED, and meets certain other criteria as defined by ED. Nevertheless, under certain circumstances, a start-up branch campus may also be required to obtain approval from ED to be able to participate in Title IV Programs. Similarly, an institution that is eligible to participate in Title IV Programs may generally add a new educational program and disburse Title IV Program funds to students enrolled in that new program without ED approval if the new program leads to an associate level or more advanced degree and the institution already offers programs at that level, or if the new program prepares students for gainful employment in the same occupation or a related occupation as an educational program that has previously been designated as an eligible program at the institution and meets minimum length requirements. Otherwise, the institution must obtain ED’s approval before it may disburse Title IV Program funds to students enrolled in the new program.

In addition to ED regulation, certain of the state and accrediting agencies with jurisdiction over our schools have requirements that may affect our ability to open a new school, open a start-up branch campus of one of our existing schools, or begin offering a new educational program at one of our schools. If we establish a new school, add a new branch start-up campus, or expand program offerings at any of our schools without obtaining the required approvals, we would likely be liable for repayment of Title IV Program funds provided to students at that school or branch campus or enrolled in that educational program, and we could also be subject to sanctions. Also, if we are unable to obtain the approvals from ED, applicable state regulatory agencies, and accrediting agencies for any new schools, branch campuses, or program offerings where such approvals are required, or to obtain such approvals in a timely manner, our ability to grow our business would be impaired and our financial condition, results of operations and cash flows could be materially adversely affected.

“90-10 Rule.” Under a provision of HEA commonly referred to as the “90-10 Rule,” a proprietary institution that fails to derive at least 10% of cash received from non-Title IV sources at the end of a fiscal year will be placed on provisional participation status for one fiscal year. However, if the institution does not satisfy the 90-10 rule for two consecutive fiscal years, it loses its eligibility to participate in Title IV programs for at least two fiscal years. If an institution violated the 90-10 Rule and became ineligible to participate in Title IV Programs but continued to disburse Title IV Program funds, ED would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility. As of December 31, 2010, approximately 18% of our U.S. schools’ cash receipts from tuition payments, in the aggregate, were derived from non-Title IV sources.

Administrative Capability. ED regulations specify extensive criteria that an institution must satisfy to establish that it has the requisite administrative capability to participate in Title IV Programs. These criteria relate to, among other things, institutional staffing, operational standards, timely submission of accurate reports to ED and various other procedural matters. If an institution fails to satisfy any of ED’s criteria for administrative capability, ED may require the repayment of Title IV program funds disbursed by the institution, place the institution on provisional certification status, require the institution to receive Title IV Program funds under an agreement other than ED’s standard advance funding agreement while being provisionally certified, or commence a proceeding to impose a fine or limit, suspend or terminate the participation of the institution in Title IV programs.

Restrictions on Payment of Commissions, Bonuses and Other Incentive Payments. An institution participating in Title IV Programs cannot provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or financial aid to any persons or entities engaged in any student recruiting or admission activities or in making decisions regarding the award of student financial assistance. ED’s laws and regulations regarding this rule do not establish clear criteria for compliance in all circumstances. If ED determined that an institution’s compensation practices violated these standards, ED could subject the institution to monetary fines, penalties or other sanctions.

Eligibility and Certification Procedures. Under the provisions of HEA, an institution must apply to ED for continued certification to participate in Title IV Programs at least every six years or when it undergoes a change of control, as discussed above. ED may place an institution on provisional certification status if it finds that the institution does not fully satisfy all required eligibility and certification standards. Provisional certification does not generally limit an institution’s access to Title IV Program funds. ED may withdraw an institution’s provisional certification without advance notice if ED determines that the institution is not fulfilling all material requirements. In addition, an institution must obtain ED approval for certain substantial changes in its operations, including changes in an institution’s accrediting agency or state authorizing agency or changes to an institution’s structure or certain basic educational features.

Currently, Briarcliffe College and Gibbs College – Boston remain on provisional certification with ED. Briarcliffe College is on provisional certification due to ongoing open ED program reviews and is working closely with ED to become recertified by mid-2013. Gibbs College – Boston is on provisional certification due to administrative capability and is also working with ED to become recertified by mid-2013. Provisional certification for both Briarcliffe College and Gibbs College – Boston will expire on June 30, 2013.

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

All of our U.S. schools participate in Title IV Programs and so are subject to extensive regulation by ED, various state agencies and accrediting commissions. To participate in Title IV Programs, a school must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by ED, and be certified by ED as an eligible institution. Most ED requirements are applied on an institutional basis, with an institution defined by ED as a main campus and any of its branch campuses or additional locations. Each institution is assigned an identification number known as the OPEID, or Office of Postsecondary Education Identification number, with each institution’s branches and other locations assigned to the institution’s OPEID. For the fiscal year ended December 31, 2010, approximately 90% of the Company’s U.S.-based students who were in a program of study at any date during that year participated in student aid and loan programs under Title IV, which resulted in cash receipts recorded by the Company of approximately $1.88 billion.

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

•

“90-10 Rule.” Any of our U.S. schools or OPEID’s may lose eligibility to participate in Title IV Programs if, on a cash basis, the percentage of the cash receipts derived from Title IV Programs for two consecutive fiscal years is greater than 90%. Under HEA’s “90-10 Rule,” an OPEID that fails to derive at least 10% of its cash receipts from non-Title IV sources at the end of a fiscal year will be placed on provisional participation status for its next fiscal year. If the OPEID does not satisfy the 90-10 Rule for two consecutive fiscal years, it loses its eligibility to participate in the Title IV Programs for at least two fiscal years. If the OPEID violates the 90-10 Rule and becomes ineligible to participate in Title IV Programs but continues to disburse Title IV Program funds, ED would require repayment of all Title IV Program funds received by it after the effective date of the loss of eligibility. Effective July 1, 2008, the annual unsubsidized Stafford loans available for undergraduate students under the FFEL program increased by $2,000. The HEOA contains temporary “90-10” rule relief from recent increases in the availability and amount of federal aid for, among other things, all unsubsidized Stafford loans disbursed before July 1, 2011, permitting the $2,000 of additional Stafford loan availability to be counted as revenue not derived from Title IV Programs. This increase, recent increases in grants from the Pell program and other Title IV loan limits and the expiration of the temporary relief in the HEOA later this year and lack of clarity regarding technical aspects of the rules’ application to calculation methodology, could affect our schools’ ability to continue to meet the “90-10” rule in future years.

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

On October 29, 2010, ED issued final regulations pertaining to certain aspects of the administration of the Title IV Programs, including, but not limited to state authorization, gainful employment, compensation rules for persons engaged in certain aspects of admissions and financial aid, determination of attendance and definition of credit hours. With one exception, these regulations will become effective July 1, 2011. ED previously announced that it was delaying until early 2011 publication of final regulations on certain further proposed gainful employment regulations, which are expected to become effective on July 1, 2012 or thereafter.

The October 29, 2010 regulations contain changes from the proposed regulations issued by ED in June 2010. The Company continues to analyze the final regulations, to identify and assess potential impacts to our business and to consider and evaluate various strategies to address those potential impacts. These new and pending regulations could have significant impacts on our business. Among the most significant regulatory changes that we have identified to date for our business are:

•

the elimination of certain “safe harbors” that had allowed, under limited and prescribed circumstances, payment of certain types of compensation to employees (including higher level employees) and third parties involved in student enrollment, certain recruiting, admissions or financial aid activities;

•

imposition of extensive record-keeping and disclosure requirements respecting the employment of graduates, as a precursor to proposed gainful employment regulations, described above, that would base the eligibility of specific programs to enroll students receiving Title IV Program funds on certain yet-to-be defined metrics including but not limited to cost of education, future earnings, student loan defaults and debt incurred in the securing of such education;

•	defining a credit hour for purposes of determining program eligibility for Title IV student financial aid;

•	establishing more stringent state approval criteria that may require or encourage states to modify existing state approval and licensing processes;

•

requiring an institution that offers distance learning programs to secure the approval of each state where it enrolls students to the extent any such state requires such approval and provide evidence of such approval to ED upon request; and

•

strengthening the definition of proscribed “misrepresentation” to include, among other things, erroneous statements, including erroneous statements made by certain third-party vendors under contract to an institution, which may increase institutional liability and subject institutions to sanctions for statements containing inadvertent errors, and expose institutions to costly third-party litigation.

These rules are likely to require us to change certain of our business practices, incur costs of compliance and of developing and implementing changes in operations, may affect student recruitment or enrollment, may result in changes in or elimination of certain programs and may have other significant or material effects on our business. Among other things, these rules will impact or have impacted:

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

We are terminating certain compensation payments to our affected employees and are implementing changes in contractual or other arrangements with third parties to change payments allowed with the former safe harbors related to compensation.

•

Our schools offering distance learning are in the process of submitting and expect to have submitted additional applications for licensures or exemptions for their distance learning programs before the end of March, 2011. At this time, the impact and potential costs of these regulations on our schools is uncertain but will increase our costs of regulatory compliance, will likely delay the introduction of new programs and have other material adverse effects on our operations, revenues, results of operations and cash flows.

•

If final gainful employment regulations are issued and become effective in July 2012 or thereafter, certain of our programs, primarily our Culinary Arts and Art and Design programs, may be unable to maintain eligibility to enroll students receiving Title IV Program funds or have restrictions placed upon program offerings as a result of not meeting certain prescribed metrics. Such loss of or restrictions to program eligibility may result in us determining to terminate or modify the affected programs under our current business model, and also result in a realignment on the types of educational programs we offer in order to comply with the new rules. For example, we will change our Culinary Arts operating model in early 2011 to position us better to potentially appeal to an even broader market and respond to the regulatory environment. If we are required to implement a number of such changes to comply with gainful employment regulations, these changes could have a material adverse impact on our enrollments, business, financial condition, results of operation, cash flows and value of our common stock.

We cannot predict with certainty the impact of the regulations issued on October 29, 2010 on our operations and cannot predict the outcome of the proposed gainful employment rules that are expected to be issued in early 2011. The costs to comply with these regulations, and the investment associated with our continuing focus on enhancing the quality of student services in order to prepare students for success in their chosen careers, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Both the U.S. House of Representatives Education and Labor Committee and the U.S. Senate Health, Education, Labor and Pensions Committee (“HELP Committee”) commenced a series of hearings into the for-profit postsecondary education sector in June 2010, including accreditation matters, student debt, student recruiting, student success and outcomes, and other matters. The U.S. Senate also released a report, “Emerging Risk?: An Overview of Growth, Spending, Student Debt and Unanswered Questions in For-Profit Higher Education”. The Chairmen of each of these education committees, together with other members of Congress, requested the Government Accountability Office (“GAO”) to conduct a review and prepare a report with recommendations regarding various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions’ revenue is composed of Title IV and other federal funding sources. In addition, in August 2010, the HELP Committee requested information from 30 companies operating for-profit schools, including us and other for-profit publicly traded companies providing postsecondary education services. CEC is working with the HELP Committee to provide the requested information. These activities are not formally related to ED’s rulemaking processes. However, these hearings, the requested GAO review and the HELP Committee’s information request could affect ED’s rulemaking on any remaining program integrity issues, including gainful employment, or lead to additional new ED regulatory requirements, negative media coverage, federal or other investigations of the for-profit postsecondary education industry, or third-party litigation related to information arising from these activities.

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

Due to their participation in Title IV programs, our schools and universities are subject to periodic program reviews and audits by ED for the purpose of evaluating an institution’s compliance with Title IV requirements, identifying any liabilities to ED caused by errors in compliance, and improving future institutional capabilities. As previously disclosed, ED conducted a program review of AIU in November 2009. On July 14, 2010, AIU received a copy of ED’s Program Review Report, which is a preliminary report of ED’s findings from its program review. The Program Review Report identified six findings, two of which were deemed to be systemic findings by ED’s program review team. These two findings relate to AIU’s policy for determining student attendance in online courses for purposes of determining such students’ enrollment status, withdrawal dates and associated timing respecting the return of unearned Title IV funds. Based on information available to us as of the date of filing this Annual Report on Form 10-K, we cannot determine a range of loss for these findings or assess whether an unfavorable outcome could have a material adverse effect on our business, results of operations, cash flow or financial position. The remaining findings were isolated and generally relate to processing errors. We believe the amounts involved in these four findings are immaterial. AIU submitted its response to ED’s Program Review Report on November 29, 2010. In addition, ED’s Office of Inspector General audit services division commenced a compliance audit of CTU in June 2010, covering the period July 1, 2009 to June 30, 2010, to determine whether CTU has policies and procedures to ensure that CTU administers Title IV and other federal program funds in accordance with applicable federal regulations. This compliance audit remains ongoing.

While we believe that our schools operate in substantial compliance with applicable statutes and regulations, we cannot predict the outcome of these matters, and any unfavorable outcomes could have a material adverse effect on our business, results of operations, cash flows and financial position. See Note 12 “Commitment and Contingencies—Accrediting Body and State and Federal Regulatory Matters” of the notes to our consolidated financial statements for further discussion of certain of these matters.

Any failure to comply with state and regulatory requirements, or new state legislative or regulatory initiatives affecting our schools, could have a material adverse effect on our student population, results of operations, financial condition and cash flows.

Our schools are subject to extensive state-level regulation and oversight by state licensing agencies, whose approval or exemption is necessary to allow an institution to operate and grant degrees or diplomas. State laws vary from state to state, but generally establish standards for faculty qualifications, the location and nature of facilities, financial policies, new programs and student instruction, administrative staff, marketing and recruitment and other operational and administrative procedures. Any failure of one of our U.S. schools to maintain state authorization would result in that school being unable to offer educational programs and students attending the campus being ineligible for Title IV Programs. State legislatures often consider legislation affecting regulation of postsecondary educational institutions; enactment of this legislation and ensuing regulations, or changes in interpretation of existing regulations, may impose substantial costs on our schools and require them to modify their operations in order to comply with the new regulations.

Additionally, the October 29, 2010 regulations impose requirements on states with regard to their licensure and authorization of postsecondary institutions such as those operated by us. States that do not currently have an approval framework that meets ED requirements will need to modify their authorization and licensure requirements in order for them to maintain their eligibility to participate in Title IV Programs. State regulatory changes and approval and exemption processes can be lengthy and may be made more difficult and time consuming as a result of state budget challenges, increased pressures on states caused by new federal regulations and staffing shortages. These new requirements go into effect July 1, 2011, and will require our schools to act quickly to a changing state regulatory landscape as it adapts to the new guidelines imposed by ED.

The October 29, 2010 regulations also require that an institution offering distance learning or online programs secure the approval of those states which require such approval and provide evidence of such approval to ED upon request. These regulations, among other things, may require our schools offering distance education to obtain state approvals or registrations or exemptions from such requirements from additional states which currently or in the future may elect to regulate institutions that enroll the relevant states’ residents in online programs and courses. State regulatory requirements for online education are inconsistent between states, change frequently and, in some instances, are not clear, and the interpretation of such regulations is generally left to the discretion of state employees or agents and may not be reflected in any written policy. In response to the new ED rules, states that do not presently regulate delivery of online courses and programs may enact legislation or issue regulations or interpret existing regulations to specifically address online educational programs, such as those offered by our schools, may enact or issue regulations impacting the availability of exemptions from licensure in certain states, or otherwise affect our schools’ operations. Our schools offering distance learning are in the process of submitting and expect to have submitted additional applications for licensures or exemptions for their distance learning programs before the end of March, 2011. We believe there are a lot of other institutions that have or will be submitting similar applications and can not anticipate how quickly the state agencies, some of whom we believe are taxed by resource shortages, will be able to respond to the applications. If one of our schools offering distance learning does not have the appropriate state approvals for its online programs, it may not be able to continue to offer distance education to students in those states until it obtains the additional approvals or exemptions which could have a material impact on our business, financial condition, results of operations, cash flows and the value of our common stock.

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

If the results of any such audits, reviews, investigations, claims, or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, additional oversight and reporting, or other civil or criminal penalties. From time to time, we may have such matters pending against us respecting one or more of our schools, and as such, they would be discussed in Note 12 “Commitments and Contingencies—Accrediting Body and State and Federal Regulatory Matters” to our consolidated financial statements.

Even if we maintain compliance with applicable governmental and accrediting body regulations, increased regulatory scrutiny or adverse publicity arising from allegations of non-compliance may increase our costs of regulatory compliance and adversely affect our financial results, growth rates and prospects.

If we fail or are unable to comply with current or future state licensing or authorization requirements, are unable to successfully obtain new required state approvals for our schools offering online education, or determine that we are unable to cost effectively comply with new or changed state licensing or authorization requirements, we could lose enrollments, eligibility to participate in Title IV Programs and revenues in any affected states, which could materially affect our revenues and our growth opportunities.

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

Criticisms of the overall student lending and postsecondary education sectors may impact general public perception of educational institutions, including us, in a negative manner. Adverse media coverage regarding other educational institutions or regarding us directly could damage our reputation. The environment surrounding access to and cost of student loans remains in a state of flux. The uncertainty surrounding these issues, and any resolution of these issues that increases loan costs or reduces students’ access to Title IV loans or to student extended payment plans such as the ones we make available to our students, could reduce student demand for our programs, adversely impact our revenues and operating profit or result in increased regulatory scrutiny.

Risks Related to Our Business

We, and our business model, are subject to risks relating to enrollment of students. If we are not able to continue to successfully recruit and retain our students, our financial results could be materially adversely affected.

Our business model depends on student recruitment and retention by our admissions counselors and our ability to attract and retain students at our schools through marketing, including use of third-party Internet lead generators. Our admissions representatives are responsible for identifying individuals interested in enrolling in our campuses. Admissions representatives serve as prospective students’ primary contacts, providing information to help them make informed enrollment decisions and assisting students with completing the enrollment process. ED’s new incentive compensation rules eliminate safe harbors allowing payment of certain compensation to our admissions advisors, financial aid advisors and certain third parties. We have changed the pay practices for these employees and are in process of changing contractual or other pay practices for third parties engaged in these efforts on our behalf, although there remains uncertainty under the new regulations as to what constitutes permissible pay practices. These changes, any new regulatory interpretation or guidance regarding these regulations, or any new legislation or rules impacting our recruiting practices, may result in employee retention issues, increased operating and marketing costs to identify prospective students, decreased enrollments or other impacts leading to changes in our business model, or other events that could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Changes in the sources and amounts of student financial aid, restrictions on student debt repayment options, or a significant increase in financing costs for our students, could reduce our enrollments, and have a material adverse effect on our student population, revenue and financial results.

The recent recession in the U.S. economy and HCERA are impacting students’ ability to finance their postsecondary educations, including limiting access to financial aid from sources other than Title IV funds. The recent recession caused many lenders, including lenders that previously provided Title IV loans to our students, to cease providing Title IV loans to students. Because HCERA eliminates fees paid to private banks to act as intermediaries in providing loans to college students, eliminated the FFEL program, and required schools to transition to the federal direct loan program by July 1, 2010, private lenders are exiting the student loan market. As part of the “Ensuring Continued Access to Student Loans Act of 2008” (ECASLA) private lenders providing federal loans under the FFEL Program were afforded the ability to sell (or “PUT”) loans to ED as a means to ensure lender liquidity and students’ continued access to federal loans. These PUT loans would ultimately be transferred for servicing by ED preferred student loan servicers. Initial review of reporting provided by ED related to PUT loan repayment performance has demonstrated a combination of record keeping errors and an increase in default rates relative to FFEL serviced loans during the same period. In addition to PUT loans serviced by ED’s preferred servicers, ED is now responsible for originating and servicing all new federal student loans through the federal direct loan program. Given early indications of servicing performance related to Direct Loans, student repayment risk may increase as a result of the transition causing an impact to our institutions’ Cohort Default Rates which in turn could affect our institutions’ ability to maintain eligibility for Title IV Programs and could have a material adverse impact on our business, financial condition, results of operations and cash flows.

These changes may result in higher administrative costs for schools, including us, related to student loan administration and extending student extended payment plans or grant programs to those students unable to timely replace student loan programs currently in place with exiting lenders. If the costs of Title IV loans increase and if availability of alternate student financial aid and payment plans decrease, students may decide not to enroll in a postsecondary institution, which could have a material adverse effect on our enrollments, revenues and results of operations.

We have implemented funding programs that will assist our students in continuing their program of study. We have provided payment plans directly to certain students to ensure that they can finish their current educational programs with us and to allow new students to attend our schools. As of December 31, 2010, we have committed to approximately $85.4 million of funding through student extended payment plans. This commitment is generally based upon an estimate of the amount of additional financial aid needed by the student for a given academic year, less an anticipated cancellation rate for those plans that are later reduced or cancelled out entirely. This estimated amount could vary materially from what is ultimately provided to our students. The Company expects to commit up to an additional $20 million of extended payment plan funding to current students to assist them as they complete their course of study. The Company has decided to no longer offer extended payment plans to new students, other than to a very small portion of our business. As of December 31, 2010, the amount of earned student receivables under student extended payment plans, net of allowance for doubtful accounts and net of deferred tuition revenue, was $9.0 million. The repayment risk associated with these extended payment plans has been higher than the risk associated with non-extended payment plan student receivables as evidenced by the historical repayment practices. Factors that may contribute to this higher risk of repayment include: the repayment period, which is typically up to ten years, the credit history of the student that is offered an extended payment plan as well as the overall economic environment. As of December 31, 2010, the Company is providing an allowance for doubtful accounts as student receivables related to these plans are recorded. The allowance rate being applied is seventy-five percent, which is based upon historical repayment practices.

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

Because an acquisition is considered a change in ownership and control of the acquired institution under applicable regulatory standards, we must obtain approval from ED, most applicable state agencies and accrediting agencies and possibly other regulatory bodies when we acquire an institution.

We have in the past, and may in the future, acquire schools in international markets. There may be difficulties and complexities associated with our expansion into international markets, and our strategies may not succeed beyond our current markets. If we do not effectively address these risks, our growth and ability to compete may be impaired.

We must service our student population without overbuilding or over-investing in infrastructure and our online platforms.

Our increasing student enrollments may result in capacity constraints if our schools, particularly on-ground schools, are unable to adequately service the number of students enrolled or seeking to enroll in our programs. We must balance current student populations and projected growth with appropriate levels of investment in real estate and our online platforms in order to effectively manage capacity.

We are subject to the risks inherent in operating in foreign countries.

We operate schools outside of the U.S. and are subject to risks inherent in having non-domestic operations, including unfamiliar statutes and regulations for employees and postsecondary institutions, currency exchange rate fluctuations, limits on repatriation of profits, U.S.-foreign tax treaties and taxing authority, possible economic or political instability in those countries and risks associated with the Foreign Corrupt Practices Act and similar U.S. laws applicable to our operations in foreign markets.

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

Our future operating results and the market price of our common stock could be materially adversely affected if we are required to write down the carrying value of nonfinancial assets and nonfinancial liabilities, including long-lived assets, goodwill and intangible assets, such as our trade names.

In accordance with U.S. GAAP, we review our nonfinancial assets and nonfinancial liabilities, including goodwill and indefinite-lived intangible assets, such as our trade names, for impairment on at least an annual basis through the application of fair value-based measurements. Our estimates of fair value for these are based primarily on projected future results and expected cash flows and other assumptions. In the future, if we are required to significantly write down the value of our nonfinancial assets and nonfinancial liabilities, including long-lived assets, goodwill and intangibles, our operating results and the market price of our common stock may be materially adversely affected.

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

Our schools’ online programs intend to increase student population. To support this growth, we will require more resources, including additional faculty, admissions, academic and financial aid personnel. This growth may place a significant strain on the operational resources of our schools.

Our schools’ online programs’ success depends, in part, on our schools’ ability to expand the content of their programs, develop new programs in a cost-effective manner, maintain good standing with regulators and accreditors, and meet students’ needs in a timely manner. New programs can be delayed due to current and future unforeseen regulatory restrictions. Furthermore, our regulators may impose additional restrictions or conditions on the manner in which we offer online courses to our students, any one of which could negatively impact our business or results of operations.

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

Our computer networks may also be vulnerable to unauthorized access, computer hackers, computer viruses and other security threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. Due to the sensitive nature of the information contained on our networks hackers may target our networks. We may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches. Although we continually monitor the security of our technology infrastructure, we cannot assure that these efforts will protect our computer networks against security breaches.

Our financial performance depends, in part, on our ability to continue to develop awareness and acceptance of our schools and programs among high school graduates and working adults.

If our schools are unable to successfully market and advertise their educational programs, our schools’ ability to attract and enroll prospective students in such programs could be adversely affected, and, consequently, our ability to increase revenue or maintain profitability could be impaired. Some of the factors that could prevent us from successfully marketing and advertising our schools and the programs that they offer include, but are not limited to, student or employer dissatisfaction with educational programs and services, diminished access to high school students, our failure to maintain or expand our brand names or other factors related to our marketing or advertising practices, Federal Trade Commission restrictions on internet and other advertising and marketing media, costs and effectiveness of internet and other advertising programs, and changing media preferences of our target audiences.

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

The trading price of our common stock may fluctuate substantially as a result of a number of factors, some of which are not in our control. These factors include:

•	the initiation, pendency or outcome of litigation, accreditation reviews, regulatory reviews and investigations, and any related adverse publicity;

•	the outcomes and impacts on our business of ED’s program integrity rulemaking program, and other changes in the legal or regulatory environment in which we operate;

•	changes in the student lending and credit markets;

•	our ability to meet or exceed expectations of analysts or investors;

•	quarterly variations in our operating results;

•	general conditions in the postsecondary education field, including changes in ED, state laws and regulations and accreditation standards, or availability of student financing;

•	changes in our earnings estimates by analysts;

•	future impairment of goodwill or other intangible assets;

•	price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many companies that provide postsecondary education in recent periods;

•	the loss of key personnel; and

•	general economic conditions.

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

Effective January 19, 2010, we entered into a real estate lease for our new campus support center and portions of our AIU Online and CTU Online operations in Schaumburg, Illinois, a suburb of Chicago. This consolidation will reduce the number of our leased buildings and related square footage and allow us to maximize efficiencies and reduce overhead expenses. We intend to complete our consolidation efforts from our Hoffman Estates, Illinois locations by March 31, 2011. The lease for the new location creates a $48.1 million real estate obligation through 2022. In addition, we intend to make capital improvements to our new campus support center totaling approximately $52.0 million through 2011, of which approximately $42.2 million has been incurred as of December 31, 2010. The Company expects this consolidation initiative to result in base rent savings of approximately $2.5 million a year for the next twelve years beginning in 2011.

Our more than 90 campuses are located throughout the United States and in France, Italy, the United Kingdom and Monaco. Each of our campuses contains admissions and administrative offices and teaching facilities, including classrooms, laboratories, and, in the case of campuses with culinary arts programs, kitchens. Also, certain of our campuses include dormitory and cafeteria facilities, and certain of our culinary schools utilize leased space to operate restaurants in conjunction with their culinary arts programs.

Almost all of our campus locations are leased. As of January 31, 2011, we leased approximately 5.9 million square feet under lease agreements related to our continuing operations that have remaining terms ranging from less than one year to 18 years. As of January 31, 2011, we leased approximately 0.6 million square feet under lease agreements related to our discontinued operations that have remaining terms ranging from one to nine years. As of January 31, 2011, we owned approximately 0.2 million square feet of real property at the following campuses:

•	American InterContinental University and Sanford-Brown College, Houston, Texas – Corporate and Other

•	Brooks Institute, Santa Barbara, California – Corporate and Other

•	Le Cordon Bleu College of Culinary Arts in Chicago, Chicago, Illinois – Culinary Arts segment

•	INSEEC Bordeaux, Bordeaux, France – International segment

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

Note 12 “Commitments and Contingencies” of the notes to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K is incorporated herein by reference.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “CECO.”

The following table sets forth the range of high and low sales prices per share for our common stock as reported on the NASDAQ:

	Price Range of Common Stock
	High	Low
2010
First quarter	$33.07	$18.21
Second quarter	35.88	22.63
Third quarter	27.93	17.00
Fourth quarter	22.07	16.36

	High	Low
2009
First quarter	$26.53	$17.06
Second quarter	25.68	17.95
Third quarter	25.73	20.06
Fourth quarter	28.87	20.31

The closing price of our common stock as reported on the NASDAQ on February 15, 2011 was $23.25 per share. As of February 15, 2011, there were 459 holders of record of our common stock.

We have never paid cash dividends on our common stock and have no plan to do so in the foreseeable future. The declaration and payment of dividends on our common stock are subject to the discretion of our Board of Directors. The decision of our Board of Directors to pay future dividends will depend on general business conditions, the effect of a dividend payment on our financial condition, and other factors the Board of Directors may consider relevant. The current policy of our Board of Directors is to reinvest earnings in our operations to promote future growth and, from time to time, to execute repurchases of shares of our common stock under the stock repurchase program discussed below. The repurchase of shares of our common stock reduces the amount of cash available to pay cash dividends to our common stockholders. Our ability to pay cash dividends on our common stock is also limited under the terms of our existing credit agreement.

During 2010, we repurchased approximately 5.4 million shares of our common stock for approximately $154.9 million at an average price of $28.54 per share. Under the Company’s previously authorized stock repurchase program, stock repurchases may be made on the open market or in privately negotiated transactions from time to time, depending on factors including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. As of December 31, 2010, approximately $290.5 million was available under the stock repurchase program.

On October 18, 2010, our Board of Directors adopted a resolution to retire approximately 15.1 million shares of our treasury stock outstanding. The retirement of our treasury shares effectively reduces the number of shares of our common stock issued and also reduces the number of shares of our common stock held as treasury shares.

On November 15, 2010, we entered into a stock repurchase plan established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “1934 Act”), in connection with our previously authorized stock repurchase program. A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be unable to do so under the 1934 Act’s insider trading rules. This stock repurchase plan facilitated purchases of our common stock under our previously authorized stock repurchase program. Purchases of common stock under this plan were subject to specified parameters and certain price and volume restraints as established in the plan. During January 2011, our designated broker repurchased on our behalf an additional 3.7 million shares of our common stock for $79.9 million at an average price of $21.47 per share under this plan. As a result, approximately $210.5 million was available under our previously authorized stock repurchase program to repurchase outstanding shares of our common stock as of January 31, 2011.

Our common stock transfer agent and registrar is Computershare Trust Company, N.A. They can be contacted at 250 Royall Street, Canton, Massachusetts, 02021 or at their website www.computershare.com.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 31, 2009				$195,475,395
January 1, 2010—January 31, 2010	1,702,612	$23.49	1,702,612	155,475,407
February 1, 2010—February 28, 2010	309,200	27.48	309,200	396,977,868
March 1, 2010—March 31, 2010	1,346,501	30.60	1,346,501	355,771,638
April 1, 2010—April 30, 2010	1,555,145	32.18	1,555,145	305,728,843
May 1, 2010—May 31, 2010	513,749	29.73	513,749	290,454,703
June 1, 2010—June 30, 2010	—	—	—	290,454,703
July 1, 2010—July 31, 2010	—	—	—	290,454,703
August 1, 2010—August 31, 2010	—	—	—	290,454,703
September 1, 2010—September 30, 2010	—	—	—	290,454,703
October 1, 2010—October 31, 2010	—	—	—	290,454,703
November 1, 2010—November 30, 2010	—	—	—	290,454,703
December 1, 2010—December 31, 2010	—	—	—	290,454,703

Total	5,427,207		5,427,207

See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K for information as of December 31, 2010, with respect to shares of our common stock that may be issued under our existing share-based compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical consolidated financial and other data are qualified in their entirety by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere in this annual report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our selected statement of operations and statement of cash flows data set forth below for each of the five years ended December 31, 2010, 2009, 2008, 2007, and 2006, and the balance sheet data as of December 31, 2010, 2009, 2008, 2007, and 2006, are derived from our audited consolidated financial statements. Prior period financial results have been recast to be comparable to current period reporting.

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share amounts)
Selected Statement of Operations Data
Total revenue	$2,124,236	$1,833,796	$1,651,114	$1,652,209	$1,766,338
Operating expenses:
Educational services and facilities	639,123	606,014	597,219	575,012	542,992
General and administrative	1,095,519	931,118	861,264	854,282	893,515
Depreciation and amortization	71,372	65,204	70,944	72,513	72,904
Goodwill and asset impairment(1)	71,829	2,500	6,843	5,610	91,298

Total operating expenses	1,877,843	1,604,836	1,536,270	1,507,417	1,600,709

Operating income	246,393	228,960	114,844	144,792	165,629
Operating margin percentage	11.6%	12.5%	7.0%	8.8%	9.4%
Total other income	484	1,441	19,620	22,910	20,723

Pretax income	246,877	230,401	134,464	167,702	186,352
Provision for income taxes	80,287	80,894	40,634	53,464	92,486

Income from continuing operations	166,590	149,507	93,830	114,238	93,866

Loss from discontinued operations, net of tax(2)	(8,817)	(68,288)	(33,688)	(54,685)	(47,297)

Net income	$157,773	$81,219	$60,142	$59,553	$46,569

Net income (loss) per share-basic:
Income from continuing operations	$2.08	$1.74	$1.04	$1.22	$0.98
Loss from discontinued operations	(0.11)	(0.79)	(0.37)	(0.58)	(0.50)

Net income	$1.97	$0.95	$0.67	$0.64	$0.48

Net income (loss) per share-diluted:
Income from continuing operations	$2.06	$1.73	$1.04	$1.21	$0.96
Loss from discontinued operations	(0.11)	(0.79)	(0.37)	(0.58)	(0.49)

Net income	$1.95	$0.94	$0.67	$0.63	$0.47

	As of December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Selected Balance Sheet Data
Assets:
Cash and cash equivalents and short-term investments	$449,153	$484,713	$493,991	$377,766	$432,978
Student receivables, net(3)	74,809	79,250	67,360	65,555	56,608
Total current assets	619,357	628,835	643,045	576,666	608,215
Total assets	1,560,856	1,563,842	1,418,560	1,378,292	1,421,911

Liabilities:
Deferred tuition revenue	176,102	184,336	150,965	150,580	129,990
Total current liabilities	464,073	442,009	351,677	372,930	303,571
Total liabilities	626,319	641,797	470,048	480,569	426,033
Working capital	155,284	186,826	291,368	203,736	304,644

Treasury shares at cost(4)	(191)	(221,887)	(89,078)	(75,023)	(366,319)

Total stockholders’ equity	$934,384	$921,524	$947,652	$886,108	$982,401

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Selected Statement of Cash Flows Data
Net cash provided by operating activities	$272,259	$288,251	$186,720	$222,075	$216,390
Net cash (used in) provided by investing activities	(109,660)	(49,301)	(150,787)	4,813	(56,453)
Net cash used in financing activities	(156,873)	(199,151)	(21,048)	(185,718)	(111,239)
Capital expenditures	(127,283)	(74,087)	(53,854)	(57,586)	(69,473)

(1)	During 2010, we recorded $71.8 million in goodwill and asset impairment charges, including $67.8 million related to trade name impairment within Culinary Arts, $1.4 million related to goodwill impairment within Culinary Arts, $2.3 million related to an asset impairment charge within Corporate and Other and $0.3 million related to asset impairment charges within University. During 2009, we recorded a $2.5 million asset impairment charge within Corporate and Other related to one of our owned facilities, resulting from its carrying value exceeding its current fair value. During 2008, we recorded approximately $6.8 million in asset impairment charges, including $4.8 million related to the reduction in asset carrying values recorded within Culinary Arts and $2.0 million related to the write-off of an intangible asset within Health Education. During 2007, we recorded asset impairment charges of $5.6 million related to campuses within Health Education. The asset impairment charges resulted from the campuses carrying value of long-lived assets exceeding their fair values. During 2006, we recorded goodwill and other intangible asset impairment charges of approximately $86.3 million within Health Education and recorded asset impairment charges of approximately $5.0 million within Health Education. See Note 8 “Property and Equipment” and Note 9 “Goodwill and Other Intangible Assets” of the notes to our consolidated financial statements for further discussion of the impairments.
(2)	See Note 5 “Discontinued Operations” of the notes to our consolidated financial statements for further discussion of discontinued operations.
(3)	Student receivables, net includes both current and non-current balances.
(4)	In the fourth quarters of 2010 and 2007, our Board of Directors adopted resolutions to retire approximately 15.1 million and 15.6 million shares, respectively, of our treasury stock. The retirement of our treasury shares effectively reduces the number of shares of common stock issued and also reduces the number of shares of our common stock held as treasury shares.

The graph below shows a comparison of cumulative total returns for CEC, the Standard & Poor’s 500 Index and an index of peer companies selected by CEC. The companies in the peer index are weighted according to their market capitalization as of the end of each period for which a return is indicated. Included in the peer index are the following companies whose primary business is postsecondary education, including: Apollo Group, Inc., Corinthian College, Inc., DeVry Inc., ITT Educational Service, Inc., and Strayer Education, Inc. The performance graph begins with CEC’s $33.72 per share closing price on December 30, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance and business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “project,” “will,” “potential” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those matters discussed in Item 1A “Risk Factors” in Part I of this Annual Report on Form 10-K that could cause our actual growth, results of operations, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company,” and “CEC” refer to Career Education Corporation and our wholly-owned subsidiaries. The terms “school” and “university” each refer to an individual, branded, proprietary educational institution, owned by us and including its campus locations. The term “campus” refers to an individual main or branch campus operated by one of our school or universities.

Overview

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

During 2010, we organized our businesses across four reporting segments which included University, Health Education, Culinary Arts and International. Each segment represents a group of postsecondary education providers that offer a variety of degree and non-degree academic programs. These segments were organized by key market segment to enhance brand focus and operational alignment within each segment to more effectively execute our strategic growth plan. In December 2010, we completed the teach out of our last remaining Transitional school, AIU – Los Angeles, CA. As a result, all current and prior period results have been presented as a component of discontinued operations. As all schools within Transitional Schools have ceased operations, this reporting segment no longer exists.

Additionally, during 2010, we completed a detailed review of our shared service costs to determine which of these costs should be charged to the segments as well as how these shared service costs should be allocated. These services include legal, finance, human resources, marketing, certain academic functions and certain centralized activities related to student finance, including financial aid processing, student account posting and collections. These costs, recorded within Corporate and Other, were previously allocated to our segments based upon a percentage of revenue. Improved data and analytical capabilities have provided us insight into costs being incurred to support the segments versus costs being incurred to support the corporation as a whole. The new methodology allocates costs based on usage and consumption factors such as student population, employee headcount, advertising spend, number of financial aid recipients and revenue where appropriate. In the case of certain services which are shared evenly across the segments, we allocate equally. The new methodology is intended to provide improved transparency into the costs of the shared services. The effect of these changes impacts the costs reported within each segment and reduces the level of unallocated shared service costs. Results beginning in 2010 are presented under the new methodology and prior period results have been revised to be comparable to the current reporting.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The MD&A is intended to help investors understand the results of operations, financial condition and present business environment. The MD&A is organized as follows:

•	Overview and 2011 Outlook

•	Consolidated Results of Operations

•	Segment Results of Operations

•	Summary of Significant Accounting Policies and Estimates

•	Liquidity, Financial Position and Capital Resources

Overview and 2011 Outlook

2010 was a year of accomplishments as well as challenges for CEC. We experienced improved financial performance, as total revenue increased 15.8% to $2,124.2 million for the year ended December 31, 2010 as compared to 2009 total revenue of $1,833.8 million. Operating income increased by 7.6% as compared to 2009, and student population grew 11% over the prior year driven by strong new student start growth in the first half of 2010. Each of our four operating segments experienced an increase in revenue, and our University, Health Education and International segments increased operating margins as compared to 2009, as these segments continued to leverage their existing cost structures. Due to two significant charges impacting our Culinary Arts segment, a $67.8 million asset impairment charge and a $40.8 million charge related to a legal settlement, operating margins declined as compared to 2009.

We continued to extend our geographic presence in our Health Education segment throughout the year. Contributing to the revenue growth within Health Education was the opening of six new campuses in 2010: SBC Hillside, IL; SBI Cranston, RI; SBC Tinley Park, IL; SBC Indianapolis, IN; SBC Skokie, IL and SBC Portland, OR. These campuses provide us with the opportunity to continue to expand our presence in key locations throughout the United States. We expect to continue to expand our Health Education footprint in 2011 by opening new U.S. campuses.

In addition to opening new campuses within the United States, we continued to expand our existing international operations with the acquisition of IUM in April 2010. Total consideration was approximately $10.6 million, which included $6.3 million of purchase price and $4.3 million related to the assumption of outstanding shareholder loans. IUM is a leading international business university located in Monaco, offering bachelor’s, master’s and doctoral programs in such areas as finance, international business and luxury goods and services. IUM has joined the INSEEC group and will position INSEEC for continued growth as a leader in postsecondary education in Europe.

Despite year-over-year improvement in several key metrics including student population, new student starts, revenue and operating income, we also experienced challenges, particularly in the second half of the year. These challenges included changes in the regulatory environment, heightened scrutiny from government representatives and news media and the softening of new student interest. To better position us for future growth, and to address the challenges CEC and others in private sector education face, we made a number of decisions that impacted our organizational structure and operating business model in a number of key areas. These decisions led to certain charges being recorded in the fourth quarter 2010.

We made changes to our infrastructure in an effort to reduce costs in the corporate organization, increase spans of control for senior leaders, consolidate “like processes” and functions under common leadership, position the organization to better serve its internal customers and continue the offering of shared services. As a result, we announced a reduction in our workforce of approximately 600 positions across our U.S. operations in January 2011. The elimination of these positions is expected to be completed in the first several months of 2011. This consolidation and streamlining of our operations and creation of a shared services organization resulted in a severance charge of approximately $7.7 million which was recorded in the fourth quarter of 2010. This charge is reflected within general and administrative expense within our consolidated statements of operations.

During 2010, Culinary Art’s operating results included an impairment charge of $67.8 million related to the Le Cordon Bleu trade name. This non-cash charge was a result of its carrying value exceeding its estimated fair value. The fair value of the Le Cordon Bleu trade name declined as a result of the changes being made to the Culinary Arts operating model. Culinary Arts maintains its dedication to providing its students with the most beneficial outcomes and as such the Company has made the decision to change its operating model in early 2011. We believe this change will position us better to potentially appeal to an even broader market and responds to the current regulatory environment. The new operating model increases focus on our 12-month certificate program, which has a lower tuition level than our degree programs. In addition, we are decreasing the tuition cost of our certificate program within Culinary Arts beginning in the second quarter of 2011. Due to the reduced tuition level, we do not believe students will need as much financing support outside of their eligibility to participate in the Title IV programs; thus reducing the need for the Company to offer extended payment plan programs. As a result, the Company will no longer offer new students extended payment plan financing. We will continue to honor our commitment to students already receiving this type of funding, so that these students are able to complete their entire course of study. As a percent of revenue, we expect bad debt expense to decrease as compared to 2010 as a result of the business model changes within Culinary Arts.

In addition to the trade name impairment, Culinary Arts recorded a $40.8 million charge related to the settlement of an outstanding legal matter for California Culinary Academy, as well as a goodwill impairment non-cash charge of $1.4 million associated with our decision to teach out all programs at our LCB – Pittsburgh, PA campus. The decision to teach out all programs at our LCB – Pittsburgh, PA campus was another step towards making strategic investment decisions for our future Culinary Arts business model. The current year results also included a $28.5 million increase in bad debt expense within Culinary Arts primarily related to increasing the reserve rates attributable to our student extended payment plans. The Company has committed to $85.4 million of funding through its extended payment plans as of December 31, 2010. This commitment is generally based upon an estimate of the amount of additional financial aid needed by our students for a given academic year, less an anticipated cancellation rate for those plans that are later reduced or cancelled out entirely. This estimated amount could vary materially from what is ultimately provided to our students.

The Company expects to commit up to an additional $20 million of extended payment plan funding as current students complete their course of study and the program phases out. As of December 31, 2010, the amount of earned student receivables under student extended payment plans, net of allowance for doubtful accounts and net of deferred tuition revenue, was $9.0 million, of which the majority relates to Culinary Arts. The committed amount of extended payment plans includes those amounts which have not yet been earned and as such are not reflected within student receivables and also includes those amounts which have already been repaid by students.

During 2010, University continued its focus on quality-driven programs for its students and providing better access to financing literacy tools. These improvements allow students to better prepare themselves for their chosen careers and assess their financial outcomes. As disclosed previously, the Higher Learning Commission’s (“HLC”) Board of Trustees had validated the HLC advisory team’s recommendation related to its review of AIU. During the third quarter of 2010, we submitted two new programs to HLC for approval. HLC is reviewing these programs in accordance with its regular practices. We believe this is another positive step for the AIU institution. Additionally, a new tuition model was instituted in the first quarter of 2011 for the associate and bachelor’s degree programs within AIU and CTU. The net effect of this change was to decrease the cost for bachelor’s degrees and increase the cost for associate degrees. These changes, along with enhanced student advisor training, enable our institutions to remain competitive in the postsecondary education industry.

We believe the creation of a shared services organization, combined with the change in the business model within our Culinary Arts segment and changes within University, will allow CEC to remain competitive in our industry and provide a further differentiation in the constantly changing industry environment. Also, we will continue to enhance the services we offer to students through our innovative technology and continued focus on strong student outcomes by assessing student readiness to engage in college-level work at the onset of the students’ program. As we examine our Company’s organizational structure and make changes to our business and operating models, we will be careful to not sacrifice the high-quality educational experience we offer our students by continuing to emphasize quality and integrity.

We expect 2011 to be a challenging year, as we continue to address the impact of a weak economic environment and the decline in new student starts and average student population. Our changes in operating model will align us for long-term success, yet we anticipate 2011 to be a year of transition, especially for Culinary Arts. During 2011, CEC will continue to remain focused on enhancing the quality of education and student services in order to prepare students for success in their chosen careers. We believe investment in key areas such as ongoing student engagement in the process of life-long learning, improved student experiences related to career services support and heightened social responsibility within our Health Education segment as well as our other institutions, will position us to continue to change lives through education. Additionally, CEC will continue to build upon the compliance culture that we have established over time and ensure our students have clear information about our programs, including their financial obligations, the demands of our programs and the range of potential outcomes.

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

On October 29, 2010, ED issued final regulations pertaining to certain aspects of the administration of the Title IV Programs, including, but not limited to state authorization, gainful employment, compensation rules for persons engaged in certain aspects of admissions and financial aid, determination of attendance and definition of credit hours. With one exception, these regulations will become effective July 1, 2011. ED previously announced that it was delaying until early 2011 publication of final regulations on certain further proposed gainful employment regulations, which are expected to become effective on July 1, 2012 or thereafter.

The October 29, 2010 regulations contain changes from the proposed regulations issued by ED in June 2010. The Company continues to analyze the final regulations, to identify and assess potential impacts to our business and to consider and evaluate various strategies to address those potential impacts. These new and pending regulations could have significant impacts on our business. Among the most significant regulatory changes that we have identified to date for our business are:

•

the elimination of certain “safe harbors” that had allowed, under limited and prescribed circumstances, payment of certain types of compensation to employees (including higher level employees) and third parties involved in student enrollment, certain recruiting, admissions or financial aid activities;

•

imposition of extensive record-keeping and disclosure requirements respecting the employment of graduates, as a precursor to proposed gainful employment regulations, described above, that would base the eligibility of specific programs to enroll students receiving Title IV Program funds on certain yet-to-be defined metrics including but not limited to cost of education, future earnings, student loan defaults and debt incurred in the securing of such education;

•	defining a credit hour for purposes of determining program eligibility for Title IV student financial aid;

•	establishing more stringent state approval criteria that may require or encourage states to modify existing state approval and licensing processes;

•

requiring an institution that offers distance learning programs to secure the approval of each state where it enrolls students to the extent any such state requires such approval and provide evidence of such approval to ED upon request; and

•

strengthening the definition of proscribed “misrepresentation” to include, among other things, erroneous statements, including erroneous statements made by certain third-party vendors under contract to an institution, which may increase institutional liability and subject institutions to sanctions for statements containing inadvertent errors, and expose institutions to costly third-party litigation.

As of the date of this filing, we are still assessing the most recently released regulations and have begun to implement changes to address these regulations. We cannot predict the outcome of the portion of the gainful employment rules that are expected to be issued in 2011, or predict with certainty the impact of the new regulations on our operations. These rules could affect the manner in which we conduct our business and compliance with these rules could have a material adverse effect on our business, financial condition, results of operations and cash flows. We anticipate that our Culinary Arts and Art & Design institutions will be most impacted by the gainful employment rules that are expected to be issued in 2011. We continue to review our business models and expect to be in a position to respond with action plans to address changes that may be required as a result of the final gainful employment rules.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the years ended December 31, 2010, 2009 and 2008.

	For the Year Ended December 31,
	2010	% of Total Revenue	2009	% of Total Revenue	2008	% of Total Revenue
	(Dollars in thousands)
TOTAL REVENUE	$2,124,236		$1,833,796		$1,651,114

OPERATING EXPENSES
Educational services and facilities	639,123	30.1%	606,014	33.0%	597,219	36.2%
General and administrative:
Advertising	302,814	14.3%	291,743	15.9%	248,708	15.1%
Admissions	213,705	10.1%	192,202	10.5%	195,905	11.9%
Administrative	472,070	22.2%	390,149	21.3%	373,673	22.6%
Bad debt	106,930	5.0%	57,024	3.1%	42,978	2.6%

Total general and administrative expense	1,095,519	51.6%	931,118	50.8%	861,264	52.2%
Depreciation and amortization	71,372	3.4%	65,204	3.6%	70,944	4.3%
Goodwill and asset impairment	71,829	3.4%	2,500	0.1%	6,843	0.4%

OPERATING INCOME	246,393	11.6%	228,960	12.5%	114,844	7.0%

PRETAX INCOME	246,877	11.6%	230,401	12.6%	134,464	8.1%
PROVISION FOR INCOME TAXES	80,287	3.8%	80,894	4.4%	40,634	2.5%

Effective tax rate	32.5%		35.1%		30.2%
INCOME FROM CONTINUING OPERATIONS	166,590	7.8%	149,507	8.2%	93,830	5.7%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(8,817)	-0.4%	(68,288)	-3.7%	(33,688)	-2.0%

NET INCOME	$157,773	7.4%	$81,219	4.4%	$60,142	3.6%

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

Year Ended December 31, 2010 as Compared to the Year Ended December 31, 2009

Revenue

Total revenue increased $290.4 million, or 15.8% from the prior year driven by increased revenue in all operating segments: University, Health Education, Culinary Arts and International. The overall increase in revenue is due to an 11% increase in student population resulting from a 13% increase in new student starts as compared to the prior year. International’s revenue was negatively impacted by $6.5 million in unfavorable effects of foreign currency exchange rates.

Educational Services and Facilities Expense

Educational services and facilities expense increased $33.1 million, or 5.5% as compared to 2009. The increase is mainly a result of an increase in academics expense, as Health Education, University and International invested in the expansion and support of academic functions in order to support growing student populations. As a percentage of revenue, educational services and facilities expense decreased approximately 2.9% as compared to the prior year due to higher utilization of our existing real estate and improved leverage of our existing cost structure.

General and Administrative Expense

General and administrative expense increased $164.4 million, or 17.7%, and increased 0.8% as a percentage of revenue as compared to the prior year. The 2010 expense includes $48.1 million of pretax charges related to settlements of legal matters within Culinary Arts and University, severance expense of $7.7 million associated with a reduction in force being carried out in 2011 as well as $49.9 million of higher bad debt expense as compared to the prior year. The 2009 expense included $23.1 million of pretax additional performance-based compensation expense related to incentive plan outperformance, which was partially offset by a $12.0 million payment received related to the termination of certain insurance policies. The increase of $21.5 million in admissions expense as compared to 2009 was driven by the expansion of the student population, particularly within our Health Education and University segments. Advertising expense increased $11.1 million as compared to 2009 due to increased spending within Health Education and University during the first half of 2010 as a result of strong levels of student interest.

Bad debt expense incurred by each of our reportable segments during the years ended December 31, 2010, 2009 and 2008 was as follows:

	For the Year Ended December 31,
	2010	As a % of Segment Revenue	2009	As a % of Segment Revenue	2008	As a % of Segment Revenue
	(Dollars in thousands)
Bad debt expense by segment:
University	$31,678	2.7%	$21,093	2.1%	$19,144	2.1%
Health Education	13,503	3.1%	8,018	2.2%	9,206	3.0%
Culinary Arts	56,155	14.5%	27,684	8.3%	14,297	4.4%
International	930	0.7%	617	0.5%	643	0.6%
Corporate and Other	4,664	N/A	(388)	N/A	(312)	N/A

Total bad debt expense	$106,930	5.0%	$57,024	3.1%	$42,978	2.6%

Bad debt expense increased $49.9 million as compared to 2009, primarily within Culinary Arts, as a result of increased reserve rates being applied to outstanding student receivables associated with our student extended payment plans. These rates are continually reviewed for appropriateness based upon repayment history. Included in the increase is $5.9 million of bad debt expense which was recorded within the fourth quarter 2010 resulting from the correction of an error in prior periods attributed to the calculation of the allowance for doubtful accounts associated with our extended payment plan programs.

Goodwill and Asset Impairment

During 2010, we recorded goodwill and asset impairment charges of $71.8 million, of which $69.2 million was recorded within Culinary Arts in the fourth quarter related to the $67.8 million impairment to the Le Cordon Bleu trade name and a $1.4 million goodwill impairment charge related to our decision to teach-out all programs at our LCB – Pittsburgh, PA campus. In addition, during the fourth quarter 2010, we recorded an asset impairment charge of $2.3 million within Corporate and Other related to the impairment of an investment and uncollectability of a loan receivable. In the third quarter 2010, we recorded a $0.3 million asset impairment charge for one of our leased facilities within the University segment. During 2009, we recorded a $2.5 million asset impairment charge for one of our owned facilities, resulting from its carrying value exceeding its current fair value. This noncash charge is reflected within Corporate and Other. Goodwill and indefinite-lived intangible assets are reviewed for impairment on at least an annual basis by applying a fair-value-based test.

Operating Income

Operating income increased $17.4 million, or 7.6% as compared to 2009, as we experienced increased profitability within University, Health Education and International. The increase in revenue from the growth in student population more than offset the increases in operating expenses to sustain this continuing growth, as well as the charges related to asset impairments, legal matters and our allowance for doubtful accounts.

Provision for Income Taxes

Our consolidated effective income tax rate for continuing operations was 32.5% for the year ended December 31, 2010, as compared to 35.1% for the year ended December 31, 2009. The current year provision for income taxes includes a $6.2 million tax benefit associated with tax credits related to curriculum development, reductions to our unrecognized tax benefits due to expiration of statute of limitations and reversals of some state net operating loss valuation allowances as the Company was able to utilize state operating losses in the current year. These items reduced our effective tax rate by 3.0% for the twelve months ended December 31, 2010. This reduction in the effective tax rate was partially offset by higher state income taxes as a percentage of pretax income.

Loss from Discontinued Operations

Prior to December 2010, our Transitional Schools segment included those schools that were being taught out. In December 2010, we completed the teach out of our last remaining Transitional school, AIU – Los Angeles, CA. The results of operations for this campus and schools that were previously taught out or sold are presented within discontinued operations. During the years ended December 31, 2010 and 2009, we recorded expense of $6.3 million and $75.6 million, respectively, related to future remaining lease obligation charges, net for lease terminations associated with discontinued operations. See Note 5 “Discontinued Operations” of our notes to our consolidated financial statements for further discussion of our accounting for discontinued operations.

Year Ended December 31, 2009 as Compared to the Year Ended December 31, 2008

Revenue

Total revenue for 2009 increased $182.7 million or 11.1% as compared to 2008 as student population increased due to strong student retention and new student start growth. The overall increase in revenue is primarily attributable to increases within University, Health Education and International. University’s and Health Education’s 2009 revenues increased as compared to 2008 due to strong growth in student populations and increased new student starts, as well as University’s strong student retention. International’s increase in 2009 revenue as compared to 2008 can be attributed to strong student population growth, which more than offset the unfavorable impact of foreign currency exchange rates.

Educational Services and Facilities Expense

Educational services and facilities expense for 2009 increased $8.8 million and decreased 3.2% as a percentage of revenue as compared to 2008. During 2009, we took steps to optimize our real estate footprint, and as a result, 2009 expense includes $15.8 million of charges primarily related to the fair value of remaining lease obligations for space that was vacated within Culinary Arts, Health Education, University and Corporate and Other. Expense for 2008 includes $14.4 million of pretax charges, including $6.0 million of pretax charges related to lease termination expense, $6.0 million for the fair value of remaining lease obligations for vacated space in our Culinary Arts, Health Education and University segments and $2.4 million for severance and stay bonuses associated with our efforts to reduce redundancies within our organization.

General and Administrative Expense

General and administrative expense for 2009 increased $69.9 million and decreased 1.4% as a percentage of revenue as compared to 2008, as increases in advertising, administrative and bad debt expenses were only partially offset by a decrease in admissions expense. The $43.0 million increase in advertising expense as compared to 2008 was driven by increased spending across all reporting segments, most notably within University, as we continued to capitalize upon market opportunities. The increase in administrative expense for 2009 as compared to 2008 was mainly due to a $23.1 million increase in performance-based compensation expense, driven by outperformance of the Company’s annual business objectives and financial performance metrics related to its annual cash incentive plan being partially offset by a $12.0 million payment received related to the termination of certain insurance policies. The 2008 expense included $10.6 million of pretax charges; $6.3 million related to the settlement of certain legal matters, and $4.3 million for severance and stay bonuses associated with our decision to teach out certain campuses and our efforts to reduce redundancies within our organization.

Bad debt expense for 2009 increased approximately $14.0 million as compared to 2008, primarily within Culinary Arts, as student receivable balances grew as a result of our extended payment plans offered to certain students beginning in the second quarter 2008 as a replacement for the recourse loan program previously provided by Sallie Mae. This increase was partially offset by a decrease in Health Education bad debt expense resulting from increased student aid funding from government programs, as well as the overall improvement in student retention, as students who complete their educational programs have historically had better repayment experience.

Goodwill and Asset Impairment

During 2009, we recorded a $2.5 million asset impairment charge for one of our owned facilities, resulting from its carrying value exceeding its current fair value. This noncash charge is reflected within Corporate and Other. During 2008, we recorded approximately $6.8 million in asset impairment charges, including a noncash charge of $4.8 million related to closure of facilities within Culinary Arts and a $2.0 million impairment of a trade name in Health Education.

Operating Income

Operating income for 2009 increased $114.1 million, or 99.4% as compared to 2008, as we experienced increased profitability across the majority of our reporting segments resulting from our ability to leverage our existing cost structure to support our revenue growth. Operating income for both 2009 and 2008 includes a number of significant items. 2009 operating income includes an additional $23.1 million associated with performance-based incentive programs resulting from plan outperformance of 2009 operating targets; $15.8 million of pretax charges related to the fair value of remaining lease obligations for space that was vacated within Culinary Arts, Health Education, University and Corporate and Other; and a $2.5 million asset impairment charge partially offset by the receipt of $12.0 million related to the termination of certain insurance policies. 2008 operating income includes $6.8 million of asset impairment charges, $6.7 million in severance and stay bonus expense, $6.3 million of net expense associated with legal settlements, $6.0 million in lease exit costs and $6.0 million for the fair value of remaining lease obligations for vacated space.

Provision for Income Taxes

Our consolidated effective income tax rate for continuing operations was 35.1% for the year ended December 31, 2009 and 30.2% for the year ended December 31, 2008. The increase in our effective tax rate from the prior year was primarily due to the recording of a valuation allowance on the net operating losses of a foreign subsidiary, less non-profit income as a percentage of pretax income and a permanent tax benefit on the sale of a foreign entity in the prior year. In addition, the current year results include lower levels of tax-exempt interest as a percentage of pretax income. Finally, the prior year’s tax rate includes a higher level of reduction of tax reserves due to the expiration of the statute of limitations on international tax matters and the closing of a state income tax audit.

Loss from Discontinued Operations

The results of operations for schools that have been previously taught out or sold are presented within discontinued operations. In connection with the closures of these schools, we recorded future minimum lease obligation charges of $75.6 million and $13.0 million, net of reversals for lease terminations for the years ended December 31, 2009 and 2008, respectively. See Note 5, “Discontinued Operations” of our notes to our consolidated financial statements for further discussion of our accounting for discontinued operations.

SEGMENT RESULTS OF OPERATIONS

The following tables set forth unaudited historical segment results for the periods presented. Results for the prior years have been reclassified to be comparable to the current year presentation.

	For the Year Ended December 31,
	REVENUE
	2010	2009	2008	2010 vs 2009 % Change	2009 vs 2008 % Change
	(Dollars in thousands)
University	$1,159,291	$1,018,194	$907,066	13.9%	12.3%
CTU	465,315	368,621	294,409	26.2%	25.2%
AIU	448,581	409,043	374,699	9.7%	9.2%
Art & Design	245,395	240,530	237,958	2.0%	1.1%
Health Education	441,608	362,692	308,169	21.8%	17.7%
Culinary Arts	387,884	332,236	328,313	16.7%	1.2%
International	136,076	121,188	107,558	12.3%	12.7%
Corporate and Other	(623)	(514)	8

Total	$2,124,236	$1,833,796	$1,651,114	15.8%	11.1%

	For the Year Ended December 31,
	OPERATING INCOME (LOSS)			OPERATING MARGIN (LOSS)
	2010	2009	2008	2010	2009	2008
	(Dollars in thousands)
University	$282,013	$195,081	$127,248	24.3%	19.2%	14.0%
CTU	133,881	79,889	50,275	28.8%	21.7%	17.1%
AIU	118,959	90,127	54,305	26.5%	22.0%	14.5%
Art & Design	29,173	25,065	22,668	11.9%	10.4%	9.5%
Health Education	52,028	42,072	14,168	11.8%	11.6%	4.6%
Culinary Arts	(66,813)	14,873	(6,324)	-17.2%	4.5%	-1.9%
International	21,828	18,853	18,856	16.0%	15.6%	17.5%
Corporate and Other	(42,663)	(41,919)	(39,104)

Total	$246,393	$228,960	$114,844	11.6%	12.5%	7.0%

	STUDENT POPULATION As of December 31,
				% Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
University	62,400	59,300	50,600	5%	17%
CTU	30,900	27,300	21,600	13%	26%
AIU	20,000	20,300	17,900	-1%	13%
Art & Design	11,500	11,700	11,100	-2%	5%
Health Education	29,000	24,200	19,100	20%	27%
Culinary Arts	13,100	10,900	8,400	20%	30%
International	12,300	10,900	9,600	13%	14%

Total	116,800	105,300	87,700	11%	20%

	NEW STUDENT STARTS For the year ended December 31,
				% Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
University	75,290	69,710	62,610	8%	11%
CTU	36,240	32,640	27,760	11%	18%
AIU	29,920	28,000	26,480	7%	6%
Art & Design	9,130	9,070	8,370	1%	8%
Health Education	33,540	26,720	21,200	26%	26%
Culinary Arts	15,760	13,970	9,950	13%	40%
International	8,790	8,140	7,460	8%	9%

Total	133,380	118,540	101,220	13%	17%

Year Ended December 31, 2010 as Compared to the Year Ended December 31, 2009

University. Current year student population grew by 5% as compared to the prior year to date, driven by increased new student starts in CTU. As a result, revenue increased nearly 14% as compared to the prior year. As anticipated, our institutions within University began to experience lower new student start growth in the second half of 2010 as we began to compare against significantly higher prior period new student start growth rates as compared to the first half of the year and as our institutions experienced declining student enrollments similar to others across the industry.

2010 operating income increased by $86.9 million, and operating margin increased from 19.2% to 24.3% as compared to the prior year, as increases in revenue more than offset higher levels of operating expenses for academics and admissions to support our growing student population.

Health Education. Revenue increased $78.9 million, or 21.8% as compared to the prior year. The increase in revenue is due to a 20% increase in student population resulting from a 26% increase in new student starts.

Health Education increased its operating income by $10.0 million, or 23.7% as compared to the prior year, as the increase in revenue more than offset increases in operating expenses.

We continue to focus on increasing our geographic presence within Health Education by starting up new campuses. During 2010, we opened a total of six campuses, including: SBC Hillside, IL; SBI Cranston, RI; SBC Tinley Park, IL; SBC Indianapolis, IN; SBC Skokie, IL and SBC Portland, OR. In 2011, we expect to continue to expand our Health Education footprint by opening new campuses. Excluding the impact of our six start-up campuses, revenue increased approximately $71.2 million, or 19.7%, and operating income increased by $18.5 million, or 39.4% as compared to the prior year.

Culinary Arts. Current year to date revenue increased $55.6 million, or 16.7% as compared to the prior year. This increase was due to a 20% increase in student population resulting from a strong student population at the beginning of 2010 and 13% growth in new student starts, as compared to the prior year.

Culinary Arts’ reported an operating loss of $66.8 million as compared to operating income of $14.9 million in the prior year. The increase in revenue was more than offset by the $69.2 million of impairment charges, a $40.8 million pretax charge for the settlement of a legal matter and increased bad debt expense. The increase in bad debt expense as compared to the prior year resulted from the increase in student receivable balances and bad debt reserve rates for those students utilizing extended payment plans to finance their education, as well as additional bad debt expense of $4.6 million recorded in the fourth quarter 2010 resulting from the correction of an error in prior periods attributed to the calculation of the allowance for doubtful accounts associated with our extended payment plan programs.

International. Current year revenue increased $14.9 million, or 12.3% as compared to the prior year. The increase was driven by a 13% increase in student population and $3.6 million of revenue related to the IUM acquisition. Excluding a $6.5 million unfavorable impact of foreign currency exchange rates, revenues would have increased 17.7%.

Operating income increased $3.0 million, or 15.8% as compared to the prior year to date. The increase in revenue was partially offset with higher operating expenses, including academic costs related to the support of the growing student population, as well as the integration of IUM. Operating income was impacted by a $1.0 million unfavorable impact of foreign currency exchange rates and an operating loss of $2.1 million for IUM.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire Company as well as costs associated with portions of vacated space previously recorded within our Transitional Schools segment. As the last campus within Transitional Schools ceased operations as of December 31, 2010, the portions of vacated space related to continuing operations are presented as a component of Corporate and Other. Corporate and Other costs increased $0.7 million, or 1.8% as compared to the prior year, as cost efficiencies resulted in the reduction of certain operating expenses, including occupancy costs. The current year results include $4.1 million of bad debt expense incurred from our previously terminated recourse loan program and $2.3 million of asset impairment charges. The prior year results include $11.3 million of additional performance-based compensation expense related to incentive plan outperformance, offset by the receipt of $12.0 million related to the termination of certain insurance policies.

Year Ended December 31, 2009 as Compared to the Year Ended December 31, 2008

University. 2009 revenue increased $111.1 million, or 12.3%, as compared to the prior year primarily due to revenue growth in University’s Online platforms. An increase in new student starts of approximately 11% combined with strong student retention drove an increase of approximately 17% in student population as compared to the prior year.

Operating income for 2009 increased by $67.8 million, or 53.3%, as compared to the prior year as increases in revenue more than offset higher levels of advertising expended to continue to support the institutions. Current year operating income also included approximately $6.0 million in pretax charges related to the remaining lease obligations for certain facilities as compared to $1.0 million in the prior year.

Health Education. 2009 revenue increased $54.5 million, or 17.7%, as compared to the prior year due to an increase in student population resulting from a 26% increase in new student starts, as well as a strong carry-in student population from the fourth quarter 2008. Health Education’s 2009 revenue also benefitted from strong student retention.

In 2009, Health Education increased its operating income by $27.9 million, or approximately 197%, as compared to the prior year and profit margin grew from 4.6% to 11.6%. Health Education continued its focus on increasing productivity and operating leverage across its campuses. Seven new campuses were started within Health Education in 2009, with two of these campuses being conversions of existing Transitional Schools which were expected to close in 2009. Prior year operating income included a $2.0 million intangible asset impairment charge for the write-off of the Western School of Health & Business Careers’ trade name.

Culinary Arts. 2009 revenue increased $3.9 million, or 1.2%, as compared to the prior year. This increase was due to an increase in student population resulting from the introduction of a 21-month Culinary program in the first quarter 2009 along with the continued offering of extended payment plans to assist our students in financing their education. These actions, along with the addition of two campuses that opened after the first quarter 2008, contributed to the 40% increase in new student starts as compared to the prior year. Student retention rates improved as compared to the prior year, as we continue to focus on ensuring student success.

Culinary Arts’ 2009 operating income increased $21.2 million as compared to the prior year’s operating loss. The prior year operating loss included $15.2 million in lease exit and related asset impairment pretax charges associated with the exit of a dormitory and other facility and a $7.6 million pretax charge associated with the settlement of certain legal matters. Excluding these significant items in the prior year, Culinary’s operating income decreased approximately $1.6 million over the prior year driven by increases in administrative expense and higher bad debt expense as student receivable balances increased for those students utilizing extended payment plans to finance their education.

International. 2009 revenue increased $13.6 million or 12.7%, as compared to the prior year driven by a 9% increase in new student starts over the prior year. Excluding a $7.3 million unfavorable impact of foreign currency exchange rates, revenues would have increased 19.4%.

Operating income for 2009 remained stable as compared to the prior year, as the increase in revenue was more than offset by higher operating expenses. Current year operating income included a $3.0 million pretax charge resulting from the correction of an error in prior periods attributed to accounting for the differences between local accounting policies and U.S. generally accepted accounting principles. Operating income for 2009 also includes approximately $1.2 million related to unfavorable foreign currency exchange rates.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire company. Corporate and Other costs remained relatively consistent as compared to the prior year as increased efficiencies and effectiveness of centralization efforts have allowed us to better leverage our resources. The 2009 expense includes an additional $11.3 million associated with performance-based incentive programs resulting from plan outperformance of 2009 operating targets and a $5.3 million pretax charge for the fair value of remaining lease obligations for vacated space which were offset by the receipt of $12.0 million related to the termination of certain insurance policies.

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

Revenue Recognition

Our revenue is derived primarily from academic programs taught to students who attend our schools. We generally segregate our revenue into two categories: (1) tuition and registration fees and (2) other. Tuition and registration fees represent costs to our students for educational services provided by our schools. We generally bill a student for a one-time registration fee at the beginning of the student’s program and we recognize the registration fee revenue on a straight-line basis over that program period, which includes any applicable externship period. We generally bill student tuition fees at the beginning of each academic term, and we recognize the tuition fees as revenue on a straight-line basis over either the academic term or program period, which includes any applicable externship period. The tuition fees earnings method is determined by the type of program a student is enrolled in. Typically, schools that offer our culinary arts and some of our health programs earn tuition fees over the entire course of the program while the remainder of our schools earn tuition fees over each academic term. The portion of tuition and registration fees payments received from students but not earned is recorded as deferred tuition revenue and reflected as a current liability on our consolidated balance sheet, as such amounts represent revenue that we expect to earn within the next year. Deferred tuition revenue is stated net of outstanding student receivables on a student-by-student basis as of the end of the reporting period. If a student withdraws from one of our schools prior to the completion of the academic term or program period, we refund the portion of tuition and registration fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount of funds to be refunded to a student is calculated based upon the period of time in which the student has attended classes and the amount of tuition and registration fees paid by the student as of their withdrawal date. Such refunds typically reduce deferred tuition revenue and cash on the Company’s balance sheet as generally the Company does not recognize tuition revenue in its consolidated statement of operations until related refund provisions have lapsed. The portion of deferred revenue the Company is entitled to retain is immediately recognized into revenue with a corresponding charge to bad debt expense for the amount deemed to be uncollectible.

Our schools’ academic year is generally at least 30 weeks in length but varies both by school and program of study and is divided by academic terms or payment periods. Academic terms or payment periods are determined by regulatory requirements mandated by the federal government and/or appropriate accrediting body, which also vary by school and program. Academic terms are determined by start dates, which also vary by school and program. Our schools charge tuition at varying amounts, depending on the school, the type of program and specific curriculum. Our students finance costs through a variety of funding sources, including, among others, federal loan and grant programs, school payment plans, private loans and grants, private and institutional scholarships, and cash payments.

Other revenue consists of, among other things, bookstore sales, student laptop computer sales, dormitory revenue, restaurant revenue, and cafeteria revenue. Revenue derived from dormitory and cafeteria services is generally billed to a student at the beginning of an academic term and is recognized on a straight-line basis over the term of a student’s dormitory and cafeteria use. Other dormitory and cafeteria revenue, as well as student laptop computer sales, bookstore sales, restaurant revenue and contract training revenue is billed and recognized as services are performed or goods are delivered.

Certain of our schools bill students a single charge that covers tuition and required program materials, such as textbooks and supplies. Such billings, which we treat as a single accounting unit, are recognized as tuition and registration fee revenue on a straight-line basis over the applicable academic term or program period.

Allowance for Doubtful Accounts

We extend unsecured credit to a portion of the students who are enrolled at our schools for tuition and certain other educational costs. Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to student receivables which the Company estimates will ultimately not be collectible. As such the Company’s operating income only reflects the amount of revenue that is estimated to be reasonably collected. Our allowance estimation methodology considers a number of factors that, based on our collections experience, we believe have an impact on students’ credit risk and the realizability of our student receivables. Among these factors are a student’s status (in-school or out-of-school), anticipated funding source (3rd party, internal short-term and extended payment plans), whether or not an out-of-school student has completed his or her program of study and our overall collections experience. Out-of-school students include students who have withdrawn from or completed their programs of study. All other students are classified as in-school students.

We monitor our collections and write-off experience to assess whether adjustments to our allowance percentage estimates are necessary. Changes in trends in any of the factors that we believe impact the realizability of our student receivables, as noted above, or modifications to our credit standards, collection practices, and other related policies may impact our estimate of our allowance for doubtful accounts and our financial results. Additionally, we monitor certain internal and external factors, including changes in our academic programs, as well as changes in the current economic, legislative and regulatory environments.

A one percentage point change in our allowance for doubtful accounts as a percentage of gross earned student receivables from continuing operations as of December 31, 2010, would have resulted in a change in pretax income from continuing operations of $1.7 million during the year then ended.

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

In performing our annual review of goodwill balances for impairment, we estimate the fair value of each of our reporting units based primarily on projected future operating results and cash flows and market assumptions. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically projected operating results and cash flows have not always been achieved. The failure of one of our reporting units to achieve projected operating results and cash flows in the near term or long term may reduce the estimated fair value of the reporting unit below its carrying value and result in the recognition of a goodwill impairment charge. We monitor the operating results and cash flows of our reporting units on a quarterly basis for signs of possible declines in estimated fair value and goodwill impairment. See Note 9 “Goodwill and Other Intangible Assets” of the notes to our consolidated financial statements for further discussion of goodwill impairment considerations and related charges we recognized during the year ended December 31, 2010.

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

In evaluating the recoverability of long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the estimated fair value of such assets. If our fair value estimates or related assumptions change in the future, we may be required to record impairment charges related to long-lived assets and definite-lived intangible assets. See Note 8 “Property and Equipment” of the notes to our consolidated financial statements for further discussion of long-lived asset impairment considerations and related charges we recognized during the year ended December 31, 2010.

Contingencies

In accordance with FASB ASC Topic 450 – Contingencies, the Company analyzes whether it is probable that an asset has been impaired or a liability has been incurred, and whether the amount of loss can be reasonably estimated. If the loss contingency is both probable and reasonably estimable, then we accrue for costs, including direct costs incurred, associated with the loss contingency. If no accrual is made but the loss contingency is reasonably possible, we disclose the nature of the contingency and the related estimate of possible loss or range of loss if such an estimate can be made. Loss contingencies include, but are not limited to, possible losses related to legal proceedings and regulatory compliance matters. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved.

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

Topic 740 further clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The initial application of this guidance to our tax positions had no effect on our stockholders’ equity.

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

As of December 31, 2010, cash, cash equivalents and short-term investments totaled $449.2 million. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We finance our operating activities and our organic growth primarily through cash generated from operations. We finance acquisitions primarily through funding from credit facility borrowings and cash generated from operations. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations, existing cash balances, and, if necessary, borrowings under our existing credit agreement.

Included in cash and cash equivalents within our consolidated balance sheets are amounts related to certain of our European campuses that are operated as not-for-profit schools. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. The amount of not-for-profit cash and cash equivalents with restrictions was $58.5 million and $49.9 million at December 31, 2010 and 2009, respectively. Restrictions on these cash balances have not affected, nor do we believe that such restrictions will affect, our ability to fund our daily operations.

Sources and Uses of Cash

Operating Cash Flows

During the years ended December 31, 2010 and 2009, net cash flows provided by operating activities totaled $272.3 million and $288.3 million, respectively.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students finance tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, school payment plans, private and institutional scholarships and cash payments. For the twelve months ended December 31, 2010, 2009 and 2008, approximately 82%, 81% and 70% respectively, of our U.S. schools’ cash receipts from tuition payments come from Title IV Program funding.

For further discussion of Title IV Program funding and alternative private loan funding sources for our students, see “Student Financial Aid” and “Alternative Student Financial Aid Sources” in Part I, Item 1 “Business” of this Annual Report on Form 10-K.

Our primary uses of cash to support our operating activities include, among other things, cash paid to employees for services, to vendors for products and services, to lessors for rents and operating costs related to leased facilities, to suppliers for textbooks and other school supplies, and to federal, state and local governments for income and other taxes.

Although we anticipate that we will be able to satisfy cash requirements for working capital needs, capital expenditures, and commitments through at least the next year primarily with cash generated by our operations, existing cash balances and, if necessary, borrowings under our existing credit agreement, we are not able to assess the effect of loss contingencies on future cash requirements and liquidity. See Note 12 “Commitments and Contingencies” of the notes to our consolidated financial statements for additional discussion of these matters.

Investing Cash Flows

During the year ended December 31, 2010, net cash flows used in investing activities totaled $109.7 million compared to net cash flows used in investing activities of $49.3 million for the year ended December 31, 2009. The increase in the cash outflows attributed to investing activities was primarily due to increased purchases of property and equipment and leasehold improvements made at our campus support center.

Capital Expenditures. Capital expenditures increased $53.2 million, or 71.8% from $74.1 million during the year ended December 31, 2009, to $127.3 million during the year ended December 31, 2010. Capital expenditures represented 6.0% and 4.0% of total revenue during the years ended December 31, 2010 and 2009, respectively. Capital expenditures continued to grow in 2010 due to the increased investment in our new campus support center.

Acquisition of International University of Monaco. On April 15, 2010, we acquired 100% of the issued and outstanding stock of International University of Monaco for approximately $6.2 million, excluding acquired cash balances of approximately $0.1 million. The purchase price was funded with cash generated from operating activities.

Acquisition of the rights to the LCB brand—Earnout Payments. Effective August 31, 2009, we acquired the outright rights to the Le Cordon Bleu brand in the education services field for the U.S. and Canada. The purchase price for the brand rights consisted of $25.0 million in cash funded from operations, 3.0 million shares of CEC common stock valued at $71.3 million as of the closing date and an estimated $43.0 million of earnout payments over a 30-month period. As of December 31, 2010, we have made approximately $18.2 million in earnout payments since acquisition of the brand.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash inflow of $40.6 million and $51.2 million during the years ended December 31, 2010 and 2009, respectively.

Financing Cash Flows

During the years ended December 31, 2010 and 2009, net cash flows used in financing activities totaled $156.9 million and $199.2 million, respectively.

Credit Agreement. As of December 31, 2010, we had no outstanding debt under our U.S. Credit Agreement and letters of credit totaling approximately $5.2 million. The credit availability under our U.S. Credit Agreement as of December 31, 2010 was $179.8 million. See Note 10 “Credit Agreements” of the notes to our consolidated financial statements for additional discussion of our outstanding credit agreement.

Repurchases of Stock. During the year ended December 31, 2010, we repurchased approximately 5.4 million shares of our common stock for approximately $154.9 million at an average price of $28.54 per share. During the year ended December 31, 2009, we repurchased approximately 9.0 million shares of our common stock for approximately $200.0 million at an average price of $22.23 per share. Repurchases of stock during 2010 and 2009 were funded by cash generated from operating activities.

As of December 31, 2010, approximately $290.5 million was available under the program to repurchase outstanding shares of our common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

On November 15, 2010, we entered into a stock repurchase plan established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “1934 Act”), in connection with our previously authorized stock repurchase program. A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be unable to do so under the 1934 Act’s insider trading rules. This stock repurchase plan facilitated purchases of our common stock under our previously authorized stock repurchase program. Purchases of common stock under this plan were subject to specified parameters and certain price and volume restraints as established in the plan. During January 2011, our designated broker repurchased on our behalf an additional 3.7 million shares of our common stock for $79.9 million at an average price of $21.47 per share under this plan. As a result, approximately $210.5 million was available under our previously authorized stock repurchase program to repurchase outstanding shares of our common stock as of January 31, 2011.

Payment of assumed loans. In conjunction with our acquisition of IUM, we assumed loans in the amount of $4.3 million. Repayment of these loans was made immediately after the acquisition closed.

Contractual Obligations

As of December 31, 2010, future minimum cash payments due under contractual obligations, including, among others, non-cancelable operating and capital lease agreements, and other long-term arrangements, were as follows:

	2011	2012	2013	2014	2015	2016 & Thereafter	Total
	(Dollars in thousands)
Operating lease obligations	$119,961	$112,838	$107,323	$104,629	$92,679	$269,475	$806,905
Capital lease obligations(1)	1,056	1,053	219	—	—	—	2,328
Legal settlements(2)	40,750	—	—	—	—	—	40,750

Total contractual cash obligations(3)	$161,767	$113,891	$107,542	$104,629	$92,679	$269,475	$849,983

(1)	The capital lease obligations include both the future principal payment amount as well as an amount calculated for expected future interest payments.
(2)	The legal settlement recorded in connection with the Amador and Adams actions is expected to be paid in the first quarter of 2011. See Note 12 “Commitments and Contingencies” of the notes to our consolidated financial statements for more details.
(3)	Due to uncertainty regarding the completion of tax audits and possible outcomes, we do not know the timing of when our obligations related to unrecognized tax benefits will occur, if at all. See Note 13 “Income Taxes” of the notes to our consolidated financial statements for additional detail.

On August 31, 2009, we acquired all rights to the Le Cordon Bleu brand in the educational services field for the U.S. and Canada. A portion of the purchase price consists of a 30-month earnout payment based upon Culinary Arts tuition fee revenue estimated at $43.0 million. As of December 31, 2010, $25.1 million of the earnout remained outstanding. Future adjustment to the earnout may be warranted as the actual tuition fee revenue may vary from the current estimate.

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

Capital Lease Obligations. We have assumed capital lease obligations in connection with certain acquisitions as well as financed certain equipment purchases under capital lease arrangements. As of December 31, 2010, the balance of outstanding capital lease obligations was approximately $2.0 million.

Off-Balance Sheet Arrangements. As of December 31, 2010, we were not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

Changes in Financial Position—December 31, 2010 compared to December 31, 2009

Selected consolidated balance sheet account changes from December 31, 2009, to December 31, 2010, were as follows:

	As of December 31,
	2010	2009	% Change
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Short-term investments	$159,671	$200,379	-20%
Student receivables, net of allowance for doubtful accounts	62,287	57,795	8%

NON-CURRENT ASSETS:
Property and equipment, net	366,775	304,028	21%
Intangible assets, net	118,763	180,520	-34%
Student receivables, net of allowance for doubtful accounts	12,522	21,455	-42%
Other assets, net	37,816	23,178	63%

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses:
Payroll and related benefits	73,608	87,763	-16%
Income taxes	8,069	17,849	-55%
Other	98,113	45,923	114%

NON-CURRENT LIABILITIES:
Liabilities of discontinued operations	37,576	64,558	-42%

STOCKHOLDERS’ EQUITY:
Cost of shares in treasury	(191)	(221,887)	-100%

Short-term investments: The decrease in short-term investments is primarily due to increased spending for capital expenditures in 2010 as compared to 2009.

Current Assets – Student receivables, net of allowance for doubtful accounts: The overall increase in student population contributed to the increase in short-term student receivables, net. Additionally, the increase is partly due to the level of funding provided through extended payment programs increasing during the current year.

Property and equipment, net: The increase is primarily due to capital expenditures related to our new campus support center and investments in our start-up campuses.

Intangible assets, net: The decrease primarily relates to the $67.8 million impairment of the Le Cordon Bleu trade name in the fourth quarter of 2010, which was partially offset with $3.6 million of intangible assets acquired in the purchase of IUM.

Non-Current Assets – Student receivables, net of allowance for doubtful accounts: The decrease is primarily due to an increase in the allowance for doubtful accounts related to our student extended payment plans as a result of increased reserve rates based upon repayment history.

Other assets, net: The increase is primarily due to a $13.1 million tenant improvement allowance associated with our real estate lease for our new campus support center, which is expected to be received in 2012.

Accrued expenses – Payroll and related benefits: The decrease is mainly due to the recording of $23.1 million of additional performance-based compensation expense related to incentive plan outperformance in 2009, which was paid during the first quarter of 2010.

Accrued expenses – Income taxes: The decrease is mainly due to recent tax law changes resulting in increased eligible deductions, as well as higher estimated tax payments and state refunds as compared to the prior year.

Accrued expenses – Other: The increase is primarily related to a $40.8 million pretax charge recorded in the current year related to the settlement of a legal matter.

Liabilities of discontinued operations: The decrease is driven by decreases in our remaining lease obligations due to the termination of certain lease obligations.

Cost of shares in treasury – The decrease in cost of shares in treasury was driven by the retirement of 15.1 million shares of treasury stock with a total value of $379.1 million during the fourth quarter of 2010.

Litigation and Regulatory Matters

See Note 12 “Commitments and Contingencies” of the notes to our consolidated financial statements for a discussion of selected litigation and regulatory matters affecting our business.

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

Our municipal bond investments are auction rate securities (“ARS”) which generally have stated terms to maturity of greater than one year. We classify investments in ARS on our consolidated balance sheets within other non-current assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continue to accrue interest and are auctioned on a set interval until the auction succeeds, the issuer calls the securities, or they mature. As of December 31, 2010, we have determined these investments are at risk for impairment due to the nature of the liquidity of the market over the past year. As a result, we recorded a cumulative unrealized loss reflected within other comprehensive (loss) income on our consolidated balance sheet of approximately $0.4 million as of December 31, 2010.

Interest Rate Exposure

Any outstanding borrowings under our credit agreement bear annual interest at fluctuating rates as determined by the Prime Rate or the London Interbank Offered Rate (LIBOR). As of December 31, 2010 and 2009, we had no outstanding borrowings under this agreement.

Our investments and debt instruments are recorded at their fair values as of December 31, 2010 and 2009. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

Foreign Currency Exposure

We are subject to foreign currency exchange exposures arising from current and anticipated transactions denominated in currencies other than the U.S. dollar, and from the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts. Specifically, we are subject to risks associated with fluctuations in the value of the Euro and the British pound versus the U.S. dollar. Our investment in our foreign operations as of December 31, 2010, was not significant to our consolidated financial position.

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

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based upon the evaluation under the framework contained in the COSO Report, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

Ernst & Young LLP, our independent registered public accounting firm, who audited and reported on the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting. This attestation report is included on page 80 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below is a list of our Executive Leadership Team and Board of Directors:

Executive Leadership Team:	Board of Directors:

Gary E. McCullough	Steven H. Lesnik – Chairman of the Board
President and Chief Executive Officer	Chairman of KemperSports Inc.

Michael J. Graham	Gary E. McCullough
Executive Vice President and Chief Financial Officer	President and Chief Executive Officer of Career Education Corporation

Jeffrey D. Ayers	Dennis H. Chookaszian
Senior Vice President, General Counsel and Corporate Secretary	Former Chairman and Chief Executive Officer of CNA Financial Corporation

Thomas G. Budlong	David W. Devonshire
Senior Vice President, Chief Administrative Officer and Chief of Staff	Former Executive Vice President and Chief Financial Officer of Motorola, Inc.

Robert T. DeYoung	Patrick W. Gross
Senior Vice President, Corporate Marketing and Chief Marketing Officer	Founder and Chairman of the Lovell Group

Jason T. Friesen	Gregory L. Jackson
Senior Vice President of Finance, Investor Relations and Treasurer	Portfolio Manager, Ensign Peak Advisors

Thomas B. Lally
George K. Grayeb Senior Vice President, Health Education	Former President of Heller Equity Capital Corporation

Thomas A. McNamara	Edward A. Snyder
Senior Vice President, Art & Design	Dean-Elect of the Yale School of Management

Colleen M. O’Sullivan Senior Vice President and Chief Accounting Officer	Leslie T. Thornton Partner, Dickstein Shapiro, LLP and former Chief of Staff to U.S. Secretary of Education Richard W. Riley
Steven J. Tober
Chief Executive Officer of American InterContinental University

Jeremy J. Wheaton
Chief Executive Officer of Colorado Technical University

Brian R. Williams
Senior Vice President, Culinary Arts

The other information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2011 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2011 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2011 Annual Meeting of Stockholders.

The following table provides information as of December 31, 2010, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	3,574,614	(1)	$28.29	6,168,384	(2)
Equity compensation plans not approved by stockholders	200,000	(3)	$19.60	—

Total	3,774,614		$27.83	6,168,384

(1)	Includes outstanding options to purchase shares of our common stock under the Career Education Corporation 1998 Employee Incentive Compensation Plan, 1998 Non-Employee Directors’ Stock Option Plan and 2008 Incentive Compensation Plan.
(2)	Includes shares available for future issuance under the Career Education Corporation 2008 Incentive Compensation Plan and excludes securities reflected in column (a). In addition to stock options, the Career Education Corporation 2008 Incentive Compensation Plan provides for the issuance of stock appreciation rights, restricted stock, deferred stock, stock, dividend equivalents, other stock-based awards, performance awards, or cash incentive awards.
(3)	On August 30, 2002, we issued an option to purchase 200,000 shares of our common stock to Le Cordon Bleu Limited in connection with an amendment to a now terminated license agreement giving us the exclusive right to use the Le Cordon Bleu name in North America. The option was immediately exercisable at an exercise price per share of $19.60 and expires on August 29, 2012. The exercise price of the option represents 90 percent of the average closing sale price of our common stock during the five trading days ended August 29, 2002. The option was issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended. The issuance was made without general solicitation or advertising.

Career Education Corporation, its directors and certain of its officers may be deemed to be participants in the solicitation of Career Education Corporation’s security holders in connection with its 2011 Annual Meeting of Stockholders. Security holders may obtain information regarding the names, affiliations, and interests of such individuals in this Form 10-K and its Proxy Statement relating to its 2011 Annual Meeting.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2011 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2011 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The financial statements listed in the Index to Financial Statements (page 79) are filed as part of this Annual Report.

2.	Financial Statement Schedules

These schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

3.	Exhibits

The exhibits listed in the Index to Exhibits (page 127 – 130) are filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of February 2011.

CAREER EDUCATION CORPORATION

By:	/s/ MICHAEL J. GRAHAM
Michael J. Graham,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY E. MCCULLOUGH Gary E. McCullough	President and Chief Executive Officer (Principal Executive Officer)	February 22, 2011

/s/ MICHAEL J. GRAHAM Michael J. Graham	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2011

/s/ COLLEEN M. O’SULLIVAN Colleen M. O’Sullivan	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2011

/s/ DENNIS H. CHOOKASZIAN Dennis H. Chookaszian	Director	February 22, 2011

/s/ DAVID W. DEVONSHIRE David W. Devonshire	Director	February 22, 2011

/s/ PATRICK W. GROSS Patrick W. Gross	Director	February 22, 2011

/s/ GREGORY L. JACKSON Gregory L. Jackson	Director	February 22, 2011

/s/ THOMAS B. LALLY Thomas B. Lally	Director	February 22, 2011

/s/ STEVEN H. LESNIK Steven H. Lesnik	Chairman of the Board and Director	February 22, 2011

/s/ EDWARD A. SNYDER Edward A. Snyder	Director	February 22, 2011

/s/ LESLIE T. THORNTON Leslie T. Thornton	Director	February 22, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Career Education Corporation

We have audited Career Education Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Career Education Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Career Education Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Career Education Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Career Education Corporation and subsidiaries, and our report dated February 22, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 22, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Career Education Corporation

We have audited the accompanying consolidated balance sheets of Career Education Corporation and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As described in footnote 2 to the consolidated financial statements, the Company has restated its December 31, 2009 balance sheet relating to the recording of treasury share retirements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Career Education Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 22, 2011

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31,
	2010	2009
		(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$289,482	$284,334
Short-term investments	159,671	200,379

Total cash and cash equivalents and short-term investments	449,153	484,713
Student receivables, net of allowance for doubtful accounts of $50,104 and $34,940 as of December 31, 2010 and 2009, respectively	62,287	57,795
Receivables, other, net	4,132	5,255
Prepaid expenses	45,990	40,748
Inventories	13,142	11,259
Deferred income tax assets, net	31,665	12,774
Other current assets	6,246	8,790
Assets of discontinued operations	6,742	7,501

Total current assets	619,357	628,835

NON-CURRENT ASSETS:
Property and equipment, net	366,775	304,028
Goodwill	381,476	377,515
Intangible assets, net	118,763	180,520
Student receivables, net of allowance for doubtful accounts of $40,840 and $18,394 as of December 31, 2010 and 2009, respectively	12,522	21,455
Deferred income tax assets, net	5,092	3,187
Other assets, net	37,816	23,178
Assets of discontinued operations	19,055	25,124

TOTAL ASSETS	$1,560,856	$1,563,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of capital lease obligations	$783	$880
Accounts payable	56,013	51,100
Accrued expenses:
Payroll and related benefits	73,608	87,763
Advertising and production costs	18,846	21,436
Income taxes	8,069	17,849
Earnout payments	17,439	18,009
Other	98,113	45,923
Deferred tuition revenue	176,102	184,336
Liabilities of discontinued operations	15,100	14,713

Total current liabilities	464,073	442,009

NON-CURRENT LIABILITIES:
Capital lease obligations, net of current maturities	1,223	2,262
Deferred rent obligations	103,996	90,676
Earnout payments	7,690	23,680
Other liabilities	11,761	18,612
Liabilities of discontinued operations	37,576	64,558

Total non-current liabilities	162,246	199,788

SHARE-BASED AWARDS SUBJECT TO REDEMPTION	153	521

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 81,220,265 and 95,399,192 shares issued, 81,209,410 and 85,785,478 shares outstanding as of December 31, 2010 and 2009, respectively	812	954
Additional paid-in capital	576,853	662,865
Accumulated other comprehensive (loss) income	(81)	8,408
Retained earnings	356,991	471,184
Cost of 10,855 and 9,613,714 shares in treasury as of December 31, 2010 and 2009, respectively	(191)	(221,887)

Total stockholders’ equity	934,384	921,524

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,560,856	$1,563,842

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2010	2009	2008
REVENUE:
Tuition and registration fees	$2,042,383	$1,760,237	$1,584,474
Other	81,853	73,559	66,640

Total revenue	2,124,236	1,833,796	1,651,114

OPERATING EXPENSES:
Educational services and facilities	639,123	606,014	597,219
General and administrative	1,095,519	931,118	861,264
Depreciation and amortization	71,372	65,204	70,944
Goodwill and asset impairment	71,829	2,500	6,843

Total operating expenses	1,877,843	1,604,836	1,536,270

Operating income	246,393	228,960	114,844

OTHER INCOME (EXPENSE):
Interest income	1,180	2,372	13,775
Interest expense	(377)	(225)	(869)
Share of affiliate earnings	—	—	4,665
Miscellaneous (expense) income	(319)	(706)	2,049

Total other income	484	1,441	19,620

PRETAX INCOME	246,877	230,401	134,464
Provision for income taxes	80,287	80,894	40,634

INCOME FROM CONTINUING OPERATIONS	166,590	149,507	93,830

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(8,817)	(68,288)	(33,688)

NET INCOME	$157,773	$81,219	$60,142

NET INCOME (LOSS) PER SHARE—BASIC:
Income from continuing operations	$2.08	$1.74	$1.04
Loss from discontinued operations	(0.11)	(0.79)	(0.37)

Net income	$1.97	$0.95	$0.67

NET INCOME (LOSS) PER SHARE—DILUTED:
Income from continuing operations	$2.06	$1.73	$1.04
Loss from discontinued operations	(0.11)	(0.79)	(0.37)

Net income	$1.95	$0.94	$0.67

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	79,902	85,838	89,810

Diluted	80,850	86,418	90,089

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Issued Shares	$0.01 Par Value	Purchased Shares	Cost
					(Restated)		(Restated)
BALANCE, December 31, 2007	92,956	$930	(2,544)	$(75,023)	$625,167	$16,304	$318,730	$886,108
Net income	—	—	—	—	—	—	60,142	60,142
Foreign currency translation loss	—	—	—	—	—	(10,932)	—	(10,932)
Unrealized gain on investments	—	—	—	—	—	402	—	402

Total comprehensive income								49,612

Treasury stock purchased	—	—	(1,000)	(13,842)	—	—	—	(13,842)
Share-based compensation expense:
Stock option plans	—	—	—	—	7,065	—	—	7,065
Restricted stock award plans	—	—	—	—	4,211	—	—	4,211
Employee stock purchase plan	—	—	—	—	246	—	—	246
Common stock issued under:
Stock option plans	139	1	—	—	1,218	—	—	1,219
Restricted stock award plans	31	—	(14)	(213)	—	—	—	(213)
Employee stock purchase plan	181	2	—	—	2,018	—	—	2,020
Tax benefit of options exercised	—	—	—	—	471	—	—	471
Adjustment of share-based awards subject to redemption	—	—	—	—	—	—	10,755	10,755

BALANCE, December 31, 2008	93,307	$933	(3,558)	$(89,078)	$640,396	$5,774	$389,627	$947,652

Net income	—	—	—	—	—	—	81,219	81,219
Foreign currency translation gain	—	—	—	—	—	3,807	—	3,807
Unrealized loss on investments	—	—	—	—	—	(1,173)	—	(1,173)

Total comprehensive income								83,853

Treasury stock purchased	—	—	(8,996)	(199,811)	—	—	—	(199,811)
Acquisition of the rights to the Le Cordon Bleu brand	—	—	3,000	68,310	2,940	—	—	71,250
Share-based compensation expense:
Stock option plans	—	—	—	—	6,384	—	—	6,384
Restricted stock award plans	—	—	—	—	9,760	—	—	9,760
Employee stock purchase plan	—	—	—	—	372	—	—	372
Common stock issued under:
Stock option plans	57	1	—	—	691	—	—	692
Restricted stock award plans	1,925	19	(60)	(1,308)	(19)	—	—	(1,308)
Employee stock purchase plan	110	1	—	—	2,104	—	—	2,105
Tax benefit of options exercised	—	—	—	—	237	—	—	237
Adjustment of share-based awards subject to redemption	—	—	—	—	—	—	338	338

BALANCE, December 31, 2009	95,399	$954	(9,614)	$(221,887)	$662,865	$8,408	$471,184	$921,524

Net income	—	—	—	—	—	—	157,773	157,773
Foreign currency translation loss	—	—	—	—	—	(8,577)	—	(8,577)
Unrealized gain on investments	—	—	—	—	—	88	—	88

Total comprehensive income								149,284

Treasury stock purchased	—	—	(5,427)	(154,913)	—	—	—	(154,913)
Treasury stock retirement	(15,119)	(151)	15,119	379,139	(106,654)	—	(272,334)	—
Share-based compensation expense:
Stock option plans	—	—	—	—	7,419	—	—	7,419
Restricted stock award plans	—	—	—	—	9,485	—	—	9,485
Employee stock purchase plan	—	—	—	—	414	—	—	414
Common stock issued under:
Stock option plans	52	—	—	—	766	—	—	766
Restricted stock award plans	774	8	(89)	(2,530)	(8)	—	—	(2,530)
Employee stock purchase plan	114	1	—	—	2,343	—	—	2,344
Tax benefit of options exercised	—	—	—	—	223	—	—	223
Adjustment of share-based awards subject to redemption	—	—	—	—	—	—	368	368

BALANCE, December 31, 2010	81,220	$812	(11)	$(191)	$576,853	$(81)	$356,991	$934,384

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$157,773	$81,219	$60,142
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and asset impairment	71,829	2,500	13,600
Depreciation and amortization expense	71,624	67,596	77,688
Bad debt expense	106,324	56,718	44,278
Compensation expense related to share-based awards	17,318	16,516	11,522
Gain on sale of business	—	—	(1,555)
Loss on disposition of property and equipment	457	1,291	573
Share of affiliate earnings, net of cash received	—	—	939
Deferred income taxes	(17,007)	(8,702)	(749)
Changes in operating assets and liabilities:
Student receivables, gross	(30,105)	(14,961)	4,689
Allowance for doubtful accounts	(68,815)	(52,000)	(46,935)
Other receivables, net	(459)	3,924	1,569
Inventories, prepaid expenses, and other current assets	(1,542)	2,730	11,831
Deposits and other non-current assets	(1,794)	(1,896)	1,015
Accounts payable	4,364	22,507	1,505
Accrued expenses and deferred rent obligations	(25,055)	81,239	9,779
Deferred tuition revenue	(12,653)	29,570	(3,171)

Net cash provided by operating activities	272,259	288,251	186,720

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(291,864)	(617,032)	(580,970)
Sales of available-for-sale investments	332,445	668,281	483,635
Purchases of property and equipment	(127,283)	(74,087)	(53,854)
Acquisition of the rights to the Le Cordon Bleu brand	(16,852)	(26,331)	—
Business acquisition, net of acquired cash	(6,194)	—	—
Other	88	(132)	402

Net cash used in investing activities	(109,660)	(49,301)	(150,787)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(154,913)	(201,119)	(14,055)
Issuance of common stock	3,109	2,797	3,239
Tax benefit associated with stock option exercises	223	237	471
Payments of assumed loans upon business acquisition	(4,279)	—	—
Payments on revolving loans	—	—	(10,113)
Payments of capital lease obligations	(1,013)	(1,066)	(590)

Net cash used in financing activities	(156,873)	(199,151)	(21,048)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	(1,316)	415	(7,732)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,410	40,214	7,153
DISCONTINUED OPERATIONS CASH ACTIVITY INCLUDED ABOVE:
Add: Cash balance of discontinued operations, beginning of the year	738	1,945	26,557
Less: Cash balance of discontinued operations, end of the year	—	738	1,945
CASH AND CASH EQUIVALENTS, beginning of the year	284,334	242,913	211,148

CASH AND CASH EQUIVALENTS, end of the year	$289,482	$284,334	$242,913

Supplemental Cash Flow Information:
Interest paid	$162	$103	$586
Income taxes paid	$103,306	$54,908	$24,626

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

1. DESCRIPTION OF THE COMPANY

The colleges, schools and universities that are part of the Career Education Corporation (“CEC”) family offer high-quality education to a diverse student population of more than 116,000 students across the world in a variety of career-oriented disciplines through online, on-ground and hybrid learning program offerings. The more than 90 campuses that serve these students are located throughout the United States and in France, Italy, the United Kingdom and Monaco, and offer doctoral, master’s, bachelor’s and associate degrees and diploma and certificate programs.

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

For more information, see CEC’s website at www.careered.com. The website includes a detailed listing of individual campus locations and web links to CEC’s colleges, schools and universities.

As used in this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “the Company” and “CEC” refer to Career Education Corporation and our wholly-owned subsidiaries. The terms “school” and “university” refer to an individual, branded, proprietary educational institution, owned by us and includes its campus locations. The term “campus” refers to an individual main or branch campus operated by one of our schools or universities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation & Basis of Presentation

These consolidated financial statements include the accounts of CEC and our wholly-owned subsidiaries (collectively “CEC”). All inter-company transactions and balances have been eliminated in consolidation. The results of operations of all acquired businesses have been consolidated for all periods subsequent to the date of acquisition.

b. Reclassifications

During 2010, we completed a detailed review of our shared service costs to determine which of these costs should be charged to the segments as well as how these shared service costs should be allocated. These services include legal, finance, human resources, marketing, certain academic functions and certain centralized activities related to student finance, including financial aid processing, student account posting and collections. These costs, recorded within Corporate and Other, were previously allocated to our segments based upon a percentage of revenue. Improved data and analytical capabilities have provided us insight into costs being incurred to support the segments versus costs being incurred to support the corporation as a whole. The new methodology allocates costs based on usage and consumption factors such as student population, employee headcount, advertising spend, number of financial aid recipients and revenue where appropriate. In the case of certain services which are shared evenly across the segments, we allocate equally. The new methodology is intended to provide improved transparency into the costs of the shared services. The effect of these changes impacts the costs reported within each segment and reduces the level of unallocated shared service costs. Results beginning in 2010 are presented under the new methodology and prior period results have been revised to be comparable to the current reporting.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

Prior to December 2010, our Transitional Schools segment included those schools that were being taught out and ultimately closed. The teach-out activities for our last remaining Transitional school, American InterContinental University – Los Angeles, CA were completed by December 31, 2010. Accordingly, the results of operations for this campus that were previously reported in our Transitional Schools segment are now reported within discontinued operations. All current and prior period financial statements and the related notes herein, including segment reporting, have been revised to include the results of operations and financial position of this campus as a component of discontinued operations. See Note 5 “Discontinued Operations” of the notes to our consolidated financial statements for further discussion regarding this reclassification. In addition, the portions of vacated space previously reflected within the Transitional Schools segment which related to continuing operations were recast as a component of Corporate and Other. Prior period results have been revised to be comparable to current reporting.

Our 2010 pretax income included the correction of a prior period error that was identified in the fourth quarter of 2010. This correction resulted in additional bad debt expense, within general and administrative expense, of $5.9 million, or $0.05 per diluted share. The adjustment to bad debt expense resulted from additional analysis surrounding the allowance for doubtful accounts associated with our extended financing payment plans. The analysis performed identified timing differences between the revenue recognized from students who utilize extended financing payment plans and the related allowance for doubtful accounts associated with the accounts receivable for these students. This error was not material to any prior period individually or in the aggregate and therefore was corrected in total in 2010.

Our consolidated statement of stockholders’ equity reflects the correction of an error related to the recording of a treasury share retirement which occurred in the fourth quarter of 2007. The impact of this correction was to increase additional paid-in-capital and reduce retained earnings by $417.9 million, respectively. Previously, we reported additional paid-in capital of $207.3 million and retained earnings of $736.6 million as of December 31, 2007. After the correction of an error, the restated amounts as of December 31, 2007 are $625.2 million and $318.7 million for additional paid-in capital and retained earnings, respectively. All periods presented have been adjusted accordingly. This correction does not impact operating income, net income, cash flows or total stockholders’ equity.

As of December 31, 2010, classroom courseware has been presented as a component of intangible assets, net on our consolidated balance sheets. Previously, classroom courseware was presented under property and equipment, net within our consolidated balance sheets. Prior period balances have been recast to be comparable to current period reporting. Classroom courseware consists of the value of acquired curriculum and lesson plans and syllabi used to deliver educational services.

c. Management’s Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and reported amounts of revenues and expenses during the reported period. Significant estimates, among others, include the allowance for doubtful accounts, the allocation of purchase price to the fair value of net assets and liabilities acquired in connection with business combinations, the assumptions surrounding sublease income utilized in determining the fair value of remaining lease obligations, fair values used in asset impairment evaluations and the assumptions used in determining the earnout payments for the acquired rights to the Le Cordon Bleu brand. Although these estimates are based upon management’s best knowledge of current events and actions that we may undertake in the future, actual results could differ from these estimates.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

d. Concentration of Credit Risk

We extend unsecured credit to a portion of the students who are enrolled at our schools for tuition and other educational costs. A substantial portion of credit extended to students is repaid through the students’ participation in various federal financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended (“HEA”), which we refer to as “Title IV Programs.” For the years ended December 31, 2010, 2009 and 2008, approximately 82%, 81% and 70% respectively, of our U.S. schools’ cash receipts from tuition payments came from Title IV Program funding.

Transfers of funds received from Title IV Programs are made in accordance with the U.S. Department of Education’s (“ED”) requirements. Changes in ED funding of Title IV Programs could have a material impact on our ability to attract students and the realizability of our student receivables.

e. Allowance for Doubtful Accounts

We extend unsecured credit to a portion of the students who are enrolled at our schools for tuition and certain other educational costs. Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to student receivables which the Company estimates will ultimately not be collectible. As such the Company’s operating income only reflects the amount of revenue that is estimated to be reasonably collected. Our standard allowance estimation methodology considers a number of factors that, based on our collections experience, we believe have an impact on our credit risk and the realizability of our student receivables. Among these factors are a student’s status (in-school or out-of-school), anticipated funding source (3rd party, internal short-term and extended payment plans), whether or not an out-of-school student has completed his or her program of study, and our overall collections history. Out-of-school students include students who have withdrawn from or completed their programs of study. All other students are classified as in-school students.

We monitor our collections and write-off experience to assess whether or not adjustments to our allowance percentage estimates are necessary. Changes in trends in any of the factors that we believe impact the realizability of our student receivables, as noted above, or modifications to our credit standards, collection practices, and other related policies may impact our estimate of our allowance for doubtful accounts and our financial results. Additionally, we monitor certain internal and external factors, including changes in our academic programs, as well as changes in the current economic, legislative and regulatory environments.

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

Our student receivables with repayment periods greater than one year are presented within non-current assets on the consolidated balance sheets. It is not practicable to estimate the fair value of these financial instruments, since observable market data is not readily available, and no reasonable estimation methodology exists.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

g. Revenue Recognition

Our revenue is derived primarily from academic programs taught to students who attend our schools. We generally segregate our revenue into two categories: (1) tuition and registration fees and (2) other. Tuition and registration fees represent costs to our students for educational services provided by our schools. We generally bill a student for a one-time registration fee at the beginning of the student’s program and we recognize the registration fee revenue on a straight-line basis over that program period, which includes any applicable externship period. We generally bill student tuition fees at the beginning of each academic term, and we recognize the tuition fees as revenue on a straight-line basis over either the academic term or program period, which includes any applicable externship period. The tuition fees earnings method is determined by the type of program a student is enrolled in. Typically, schools that offer our culinary arts and some of our health programs earn tuition fees over the entire course of the program while the remainder of our schools earn tuition fees over each academic term. The portion of tuition and registration fees payments received from students but not earned is recorded as deferred tuition revenue and reflected as a current liability on our consolidated balance sheet, as such amounts represent revenue that we expect to earn within the next year. Deferred tuition revenue is stated net of outstanding student receivables on a student-by-student basis as of the end of the reporting period. If a student withdraws from one of our schools prior to the completion of the academic term or program period, we refund the portion of tuition and registration fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount of funds to be refunded to a student is calculated based upon the period of time in which the student has attended classes and the amount of tuition and registration fees paid by the student as of their withdrawal date. Such refunds typically reduce deferred tuition revenue and cash on the Company’s consolidated balance sheet as generally the Company does not recognize tuition revenue in its consolidated statement of operations until related refund provisions have lapsed. The portion of deferred revenue the Company is entitled to retain is immediately recognized into revenue with a corresponding charge to bad debt expense for the amount deemed to be uncollectible.

Our schools’ academic year is generally at least 30 weeks in length but varies both by school and program of study and is divided by academic terms or payment periods. Academic terms or payment periods are determined by regulatory requirements mandated by the federal government and/or appropriate accrediting body, which also vary by school and program. Academic terms are determined by start dates, which also vary by school and program. Our schools charge tuition at varying amounts, depending on the school, the type of program and specific curriculum. Our students finance costs through a variety of funding sources, including, among others, federal loan and grant programs, school payment plans, private loans and grants, private and institutional scholarships, and cash payments.

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

h. Cash and Cash Equivalents

Cash equivalents include short-term investments with a term to maturity of less than 90 days at the date of purchase.

Included in cash and cash equivalents are amounts related to certain of our European campuses that are not-for-profit schools. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. Restrictions on cash balances have not affected our ability to fund daily operations. See Note 6 “Cash and Cash Equivalents and Investments” of these notes to our consolidated financial statements for further discussion.

i. Student Receivables

Student receivables represent funds owed to the Company in exchange for the education services that have been provided to a student. Student receivables are reported net of an allowance for doubtful accounts and net of deferred tuition revenue, as determined on a student-by-student basis as of the end of the reporting period. Student receivables which are due to be paid in less than one year are recorded as current assets within our consolidated balance sheet. Student receivables which are due to be paid at dates ranging from one to ten years from the balance sheet date are reported as non-current assets within our consolidated balance sheet.

Generally, a student receivable balance is written off once it reaches greater than 90 days past due. Although we analyze past due receivables, it is not practical to provide an aging of our non-current student receivable balances as a result of the methodology utilized in determining our earned student receivable balances. Student receivables are recognized on our consolidated balance sheets as they are deemed earned over the course of a student’s program and/or term, and therefore cash collections are not applied against specifically dated transactions.

j. Discontinued Operations

Discontinued operations are accounted for in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Section 360-10-35 Property, Plant, and Equipment. In accordance with FASB ASC Section 360-10-35, the net assets of discontinued operations are recorded on our consolidated balance sheet at estimated fair value. The results of operations of discontinued operations are segregated from operations and reported separately as discontinued operations in our consolidated statement of operations. See Note 5 “Discontinued Operations” of these notes to our consolidated financial statements for further discussion of our discontinued operations.

k. Investments

Our investments, which primarily consist of U.S. Treasury bills, are classified as “available-for-sale” and recorded at fair value. Any unrealized holding gains or temporary unrealized holding losses, net of income tax effects, are reported as a component of accumulated other comprehensive income as a component of stockholders’ equity. Realized gains and losses are computed on the basis of specific identification and are included in miscellaneous (expense) income in our consolidated statement of operations. Our investments in municipal auction rate securities generally have stated terms to maturity of greater than one year. As such, we classify such investments as a component of other assets on our consolidated balance sheet within non-current assets.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

l. Inventories

Inventories, consisting principally of program materials, textbooks, food, and supplies, are stated at the lower of cost, determined on a first-in, first-out basis, or market. The cost of inventory is reflected as a component of educational services and facilities expense as the items are used or sold.

m. Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are recognized using the straight-line method over the estimated useful lives of the related assets for financial reporting purposes and an accelerated method for income tax reporting purposes. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the shorter of the life of the lease or the useful life. As of December 31, 2010, courseware has been presented as a component of intangible assets, net on our consolidated balance sheet. Maintenance, repairs, minor renewals, and betterments are expensed as incurred, and major improvements, which extend the useful life of the asset, are capitalized.

n. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment on an annual basis or when impairment indicators arise by applying a fair-value-based test. In evaluating the recoverability of the carrying value of goodwill and other indefinite-lived intangible assets, we must make assumptions regarding the estimated fair values of our reporting units. Our estimate of the fair value of each of our reporting units is based primarily on projected future operating results and cash flows and market assumptions. The failure of a reporting unit to achieve projected future operating results and cash flows, or adjustments to other valuation assumptions, could change our estimate of reporting unit fair value, in which case we may be required to record an impairment charge related to goodwill and other indefinite-lived intangible assets.

Indefinite-lived intangible assets consist of trade names and accreditation rights. Accreditation rights represent the ability of our schools to participate in Title IV Programs.

Courseware represents the value of acquired curriculum, including lesson plans and syllabi, used to deliver educational services. Acquired courseware balances are amortized on a straight-line basis over their useful lives, which are estimated by management based upon, among other things, the expected future utilization period and the nature of the related academic programs. Other definite-lived intangible assets represent ownership related to renewable internet domain names and are amortized on a straight-line basis over the applicable renewal periods.

o. Impairment of Long-Lived Assets

We review property and equipment, definite-lived intangible assets, and other long-lived assets for impairment on an annual basis or whenever adverse events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If such adverse events or changes in circumstances occur, we will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset are less than the carrying value of the related asset. The impairment loss would reduce the carrying value of the asset to its estimated fair value. See Note 8 “Property and Equipment” of these notes to our consolidated financial statements for further discussion.

p. Contingencies

In accordance with FASB ASC Topic 450 – Contingencies, the Company analyzes whether it is probable that an asset has been impaired or a liability has been incurred, and whether the amount of loss can be reasonably

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

estimated. If the loss contingency is both probable and reasonably estimable, then we accrue for costs, including direct costs incurred, associated with the loss contingency. If no accrual is made but the loss contingency is reasonably possible, we disclose the nature of the contingency and the related estimate of possible loss or range of loss if such an estimate can be made. Loss contingencies include, but are not limited to, possible losses related to legal proceedings and regulatory compliance matters. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved.

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

We record tenant improvement allowances as a deferred rent obligation on our consolidated balance sheet and as a cash inflow from operating activities in our consolidated statement of cash flows. We record capital expenditures funded by tenant improvement allowances received as a leasehold improvement on our consolidated balance sheet and as a capital expenditure within our consolidated statement of cash flows.

s. Share-Based Compensation

FASB ASC Topic 718 – Compensation-Stock Compensation requires that all share-based payments to employees and non-employee directors, including grants of stock options, shares of restricted stock, and the compensatory elements of employee stock purchase plans, be recognized in the financial statements based on the estimated fair value of the equity or liability instruments issued.

See Note 15 “Share-Based Compensation” of these notes to our consolidated financial statements for further discussion of our share-based compensation plans, the nature of share-based awards issued under the plans and our accounting for share-based awards.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

t. Foreign Currency Translation

For the years ended December 31, 2010, 2009 and 2008, revenues and expenses related to our foreign-based subsidiaries have been translated into U.S. dollars using average exchange rates during the reporting period, with transaction gains or losses included in net income. The aggregate transaction gains or losses included in net income for the years ended December 31, 2010, 2009 and 2008 were not significant. The assets and liabilities of these subsidiaries have been translated into U.S. dollars using exchange rates in effect at the balance sheet dates, with gains and losses resulting from such translations included in accumulated other comprehensive income. The functional currency of each of our foreign subsidiaries is its local currency.

u. Educational Services and Facilities Expense

Educational services and facilities expense includes costs directly attributable to the educational activity of our schools, including, among others, salaries and benefits of faculty, academic administrators, and student support personnel, rents on school leases, distance learning costs, certain costs of establishing and maintaining computer laboratories, costs of student housing, owned and leased facility costs, royalty fees paid to Le Cordon Bleu Limited through August 2009 and certain student financing costs. Also, included in educational services and facilities expenses are costs of other goods and services provided by our schools, including costs of textbooks, laptop computers, dormitory services, restaurant services, contract training, cafeteria services, rental services, and print-room services. Costs of such other goods and services for continuing operations, included in educational services and facilities expense in our consolidated statements of operations, were approximately $89.5 million, $84.3 million and $80.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

v. Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for continuing operations, which are included in general and administrative expenses in our consolidated statements of operations, were $302.8 million, $291.7 million, and $248.7 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

3. BUSINESS ACQUISITION

On April 15, 2010, the Company acquired 100% of the issued and outstanding stock of International University of Monaco (“IUM”) for a purchase price of $6.3 million plus assumption of $4.3 million related to outstanding loans which were immediately paid after the acquisition closed. The purchase price was funded with cash generated from operating activities. IUM is a leading international business university located in the Principality of Monaco, offering bachelor’s, master’s and doctoral programs in such areas as finance, international business and luxury goods and services.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

The following table summarizes the estimated fair values of assets acquired and liabilities assumed as of April 15, 2010 (dollars in thousands):

Current assets (including cash of $79)	$559
Property and equipment	524
Intangible assets not subject to amortization
Trade names	2,383
Accreditation rights	740
Intangible assets subject to amortization
Courseware (useful life of 15 years)	407
Covenant not to compete (useful life of 4 years)	62
Goodwill	8,360
Other assets	17

Total assets acquired	13,052

Assumed loans	4,279
Deferred tuition revenue	1,104
Other current liabilities	1,396

Total liabilities assumed	6,779

Net assets acquired	$6,273

Goodwill of $8.4 million represents the premium the Company paid over the fair value of the net tangible and intangible assets it acquired. The Company paid this premium due to the strategic location and brand recognition that IUM contributes to its international operations. We do not expect any portion of this goodwill balance to be deductible for income tax reporting purposes. Acquisition costs of approximately $0.8 million were incurred in conjunction with this acquisition and are recorded in general and administrative expense on our consolidated statements of operations. IUM’s operating results are included in our consolidated financial statements from the date of acquisition.

Supplemental pro forma financial statement disclosures have not been included as this acquisition was not material to our consolidated financial position or results of operations.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU specifies that when comparative financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective for business combinations with acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2010; early adoption is permitted. Management is currently evaluating the impact that the adoption of ASU 2010-29 will have and does not believe the adoption will have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU requires that reporting units with zero or negative carrying amounts perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public entities, ASU 2010-28

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010; early adoption is not permitted. Management is currently evaluating the impact that the adoption of ASU 2010-28 will have and does not believe the adoption will materially impact our financial condition, results of operations and disclosures.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU is effective for disclosures as of the end of a reporting period for interim and annual reporting periods ending on or after December 15, 2010 and for disclosures about activity that occurs during a reporting period for interim and annual reporting periods beginning on or after December 15, 2010. Management has fully considered this guidance, and our adoption did not have a material impact on the level of new disclosures.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures regarding transfers within the fair value hierarchy and the Level 3 reconciliation, and clarifies existing disclosure requirements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 roll forward on a gross basis, which is effective for fiscal years beginning after December 15, 2010. Management has fully considered this guidance when determining the fair value and related disclosures of our financial assets as of December 31, 2010 and our adoption did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, which provides guidance on whether multiple deliverables exist and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. ASU 2009-13, which is effective for fiscal years beginning on or after June 15, 2010, is effective for us on January 1, 2011. Management is currently evaluating the impact that the adoption of ASU 2009-13 will have and does not believe the adoption will materially impact our financial condition, results of operations and disclosures.

In January 2009, the U.S. Securities and Exchange Commission (“SEC”) issued Release No. 33-9002, Interactive Data to Improve Financial Reporting. The rule requires all companies to provide their financial statements and financial statement schedules to the SEC and on their corporate websites in interactive data format using the eXtensible Business Reporting Language (“XBRL”), which is an electronic language specifically for the communication of business and financial data. The intention of XBRL is to automate regulatory filings and business information processing and improve the usefulness of such filings to users. Interactive data has the potential to improve efficiencies and the analyses of financial disclosures by investors and other users. The Company was required to adopt this rule by June 15, 2010. The Company elected to early adopt this rule in the first quarter of 2010 and has made the necessary filings.

5. DISCONTINUED OPERATIONS

For the year ended December 31, 2010, the result of operations for American InterContinental University – Los Angeles, CA is presented within discontinued operations along with the results of operations for schools that have ceased operations or were sold. The loss from discontinued operations for the year ended December 31, 2010 includes an $8.8 million pretax charge related to recording the estimated fair value of the remaining lease obligations for AIU – Los Angeles, CA. In addition, we terminated the lease agreement for one of our previously recorded remaining lease obligations which resulted in a $6.2 million reduction to the previously estimated fair value of the remaining lease obligation. The lease termination payment of $12.0 million was made in December 2010.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

Results of Discontinued Operations

Combined summary results of operations for our discontinued operations for the years ended December 31, 2010, 2009 and 2008, were as follows:

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Revenue	$445	$12,770	$69,667

Loss before income tax	$(13,551)	$(105,774)	$(53,698)
Income tax benefit	(4,734)	(37,486)	(20,010)

Loss from discontinued operations, net of tax	$(8,817)	$(68,288)	$(33,688)

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our consolidated balance sheets as of December 31, 2010 and 2009 include the following:

	As of December 31,
	2010	2009
	(Dollars in thousands)
Assets:
Current assets:
Cash and cash equivalents	$—	$738
Receivables, net	89	271
Prepaid expenses	1,294	2,154
Inventories	—	12
Deferred income tax assets	4,786	3,672
Other current assets	573	654

Total current assets	6,742	7,501

Non-current assets:
Property and equipment, net	—	251
Deferred income tax assets	17,043	21,946
Other assets, net	2,012	2,927

Total assets of discontinued operations	$25,797	$32,625

Liabilities:
Current Liabilities:
Accounts payable	$329	$181
Accrued payroll and related benefits	216	2,398
Accrued expenses	1,753	5,410
Deferred tuition revenue	—	119
Remaining lease obligations	12,802	6,605

Total current liabilities	15,100	14,713

Non-current liabilities:
Remaining lease obligations	37,576	64,558

Total liabilities of discontinued operations	$52,676	$79,271

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

Remaining Lease Obligations

A number of the campuses that ceased operations have remaining lease obligations that expire during the years 2011 to 2019. A liability is recorded representing the fair value of the remaining lease obligation at the time in which the space is no longer being utilized. Changes in our future remaining lease obligations, which are reflected within current and non-current liabilities of discontinued operations on our consolidated balance sheets, for our discontinued operations for the years ended December 31, 2010, 2009 and 2008, were as follows:

	Balance, Beginning of Period	Charges Incurred(1)	Net Cash Payments(2)	Other(3)	Balance, End of Period
	(Dollars in thousands)
For the twelve months ended December 31, 2010	$71,163	$6,334	$(27,653)	$534	$50,378

For the twelve months ended December 31, 2009	$15,149	$75,630	$(26,185)	$6,569	$71,163

For the twelve months ended December 31, 2008	$7,460	$12,952	$(5,790)	$527	$15,149

(1)	Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates, and variances between estimated and actual charges, net of any reversals for terminated lease obligations.
(2)	See Note 11 “Leases” of these notes to our consolidated financial statements for the future minimum lease payments under operating leases for discontinued operations as of December 31, 2010.
(3)	Includes existing deferred rent liability balances for newly vacated spaces that offset the losses incurred in the period recorded.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

6. CASH AND CASH EQUIVALENTS AND INVESTMENTS

Cash and cash equivalents and investments from our continuing operations consist of the following as of December 31, 2010 and 2009:

	December 31, 2010
		(Dollars in thousands) Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$176,250	$—	$—	$176,250
Money market funds	112,936	296	—	113,232

Total cash and cash equivalents	289,186	296	—	289,482

Short-term investments (available-for-sale):
U.S. Treasury bills	159,672	7	(8)	159,671

Total cash and cash equivalents and short-term investments	$448,858	$303	$(8)	$449,153

Long-term investments:
Municipal bonds	$11,750	$—	$(439)	$11,311

	December 31, 2009
		(Dollars in thousands) Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$180,432	$—	$—	$180,432
Money market funds	103,530	372	—	103,902

Total cash and cash equivalents	283,962	372	—	284,334

Short-term investments (available-for-sale):
U.S. Treasury bills	200,320	61	(2)	200,379

Total cash and cash equivalents and short-term investments	$484,282	$433	$(2)	$484,713

Long-term investments:
Municipal bonds	$12,325	$—	$(745)	$11,580

In the table above, unrealized holding losses as of December 31, 2010 relate to cash equivalents and short-term investments that have been in a continuous unrealized loss position for less than one year. The table also includes unrealized holding losses that relate to our long-term investments in municipal bonds, which are auction rate securities (“ARS”). When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been less than the cost basis, the financial condition of the investee, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value. The decline in the fair value of our municipal bonds through December 31, 2010 is attributable to the continued lack of activity in the ARS market, exposing these investments to liquidity risk.

Included in cash and cash equivalents above are amounts related to certain of our European campuses that are operated on a not-for-profit basis. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. The amount of cash and cash

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

equivalents of our not-for-profit schools with restrictions was $58.5 million and $49.9 million at December 31, 2010 and 2009, respectively. Restrictions on cash balances have not affected our ability to fund operations.

Money market funds. Money market funds are mutual funds that invest in lower risk securities and generate low yields. Such funds maintain clear investment guidelines and seek to limit credit, market and liquidity risks.

Municipal bonds: Municipal bonds represent debt obligations issued by states, cities, counties, and other governmental entities, which earn federally tax-exempt interest. ARS generally have stated terms to maturity of greater than one year. We classify investments in ARS as non-current on our consolidated balance sheets within other assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continue to accrue interest and are auctioned on a set interval until the auction succeeds, the issuer calls the securities, or they mature. As of December 31, 2010, we have determined these investments are at risk for impairment due to the nature of the liquidity of the market over the past year. Cumulative unrealized losses as of December 31, 2010, amount to $0.4 million and are reflected within other comprehensive income as a component of stockholders’ equity. We believe this impairment is temporary, as we do not intend to sell the investments and it is unlikely we will be required to sell the investments before recovery of their amortized cost basis.

U.S. Treasury bills: Debt obligations issued by the U.S. government that pay interest at maturity. U.S. Treasury bills are traded at discounts to par value and mature in one year or less.

A schedule of available-for-sale investments segregated by their original stated terms to maturity as of December 31, 2010 and 2009, are as follows:

	Less than one year	One to five years	Five to ten years	Greater than ten years	Total
	(Dollars in thousands)
Original stated term to maturity of available-for-sale-investments as of December 31, 2010	$159,671	$—	$—	$11,311	$170,982
Original stated term to maturity of available-for-sale-investments as of December 31, 2009	$200,379	$—	$—	$11,580	$211,959

Realized gains or losses resulting from sales of investments during the years ended December 31, 2010, 2009 and 2008 were not significant.

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

As of December 31, 2010, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of U.S. Treasury bills that are publicly traded and for which market prices are readily available.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

As of December 31, 2010, we also held investments in ARS, which are classified as available-for-sale and reflected at fair value. The auction events for these investments have failed for the past year. The fair values of these securities are estimated utilizing a discounted cash flow analysis as of December 31, 2010. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics.

Investments measured at fair value on a recurring basis subject to the disclosure requirements issued by the FASB ASC under Topic 820 – Fair Value Measurements and Disclosures at December 31, 2010 and 2009, were as follows:

	As of December 31, 2010
	(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Municipal bonds	$—	$—	$11,311	$11,311
U.S. Treasury bills	159,671	—	—	159,671

Totals	$159,671	$—	$11,311	$170,982

	As of December 31, 2009
	(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Municipal bonds	$—	$—	$11,580	$11,580
U.S. Treasury bills	200,379	—	—	200,379

Totals	$200,379	$—	$11,580	$211,959

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC Topic 820 at December 31, 2010:

(Dollars in thousands)
Balance at December 31, 2009	$11,580
Unrealized gain	306
Settlements	(575)

Balance at December 31, 2010	$11,311

7. STUDENT RECEIVABLES

Student receivables represent funds owed to the Company in exchange for the educational services that have been provided to a student. Student receivables are reflected net of an allowance for doubtful accounts and net of deferred tuition revenue. Student receivables, net are reflected on our consolidated balance sheets as components of both current and non-current assets.

Generally, a student receivable balance is written off once it reaches greater than 90 days past due. Although we analyze past due receivables, it is not practical to provide an aging of our non-current student receivable balances as a result of the methodology utilized in determining our earned student receivable balances. Student receivables are recognized on our consolidated balance sheets as they are deemed earned over the course of a

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

student’s program and/or term, and therefore cash collections are not applied against specifically dated transactions.

We do not accrue interest on past due student receivables, since interest is recorded only upon collection. Interest rates are determined at the time a payment plan is extended to a student.

Our standard student receivable allowance estimation methodology considers a number of factors that, based on our collection experience, we believe have an impact on our repayment risk and ability to collect student receivables. Changes in the trends in any of these factors may impact our estimate of the allowance for doubtful accounts. These factors include, but are not limited to: internal repayment history, repayment practices of previous extended payment programs and information provided by third-party institution who previously offered similar extended payment programs, changes in the current economic, legislative or regulatory environments and credit worthiness of our students. These factors are monitored and assessed on a regular basis. Overall, our allowance estimation process for student receivables is validated by trending analysis and comparing estimated and actual performance. The repayment risk associated with student receivables under extended payment plans is generally higher than those not related to extended payment plans; as such, the allowance for doubtful accounts for these student receivables as a percentage of outstanding student receivables is higher.

Student Receivables under Extended Payment Plans

The Company has provided funding under extended payment plans to certain of its students. As of December 31, 2010, the Company had committed approximately $85.4 million of funding through extended payment plans. This commitment is generally based upon an estimate of the amount of additional financial aid needed by the student for a given academic year, less an anticipated cancellation rate for those plans that are later reduced or cancelled out entirely. This estimated amount could vary materially from what is ultimately provided to our students. As of December 31, 2010, the amount of earned student receivables under extended payment plans, net of allowance for doubtful accounts and net of deferred tuition revenue was $9.0 million.

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

Outstanding net recourse loan receivable balances for continuing operations as of December 31, 2010 and 2009 were $3.5 million and $8.5 million, respectively. These receivables are reported under non-current assets as a component of student receivables, net within the consolidated balance sheets.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

Student Receivables Valuation Allowance

Changes in our current and non-current receivables allowance for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Balance, Beginning of Period	Charges to Expense(2)	Amounts Written-off	Balance, End of Period
	(Dollars in thousands)
For the twelve months ended December 31, 2010(1)	$53,334	$106,930	$(69,320)	$90,944

For the twelve months ended December 31, 2009	$47,792	$57,024	$(51,482)	$53,334

For the twelve months ended December 31, 2008	$48,352	$42,978	$(43,538)	$47,792

(1)	In the first and third quarters 2010, we increased the reserve rates applied to outstanding student receivables balances attributed to our student extended payment plans and our previously terminated recourse loan programs. The increases resulted from lower repayment history experienced on these programs. In the fourth quarter 2010, we recorded additional bad debt expense of $5.9 million, or $0.05 per diluted share, for the correction of an error related to the allowance for doubtful accounts associated with our extended payment plan programs. The bad debt reserve rates are continually reviewed for appropriateness based upon historical repayment data as it becomes available.
(2)	Charges to expense include an offset for recoveries of amounts previously written off of $9.7 million, $10.3 million and $9.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Fair Value Measurements

The carrying amount reported in our consolidated balance sheets for the current portion of student receivables approximates fair value because of the nature of these financial instruments as they generally have short maturity periods. It is not practicable to estimate the fair value of the non-current portion of student receivables, since observable market data is not readily available, and no reasonable estimation methodology exists.

8. PROPERTY AND EQUIPMENT

The cost basis and estimated useful lives of property and equipment for continuing operations as of December 31, 2010 and 2009 are as follows:

	December 31,		Life
	2010	2009
	(Dollars in thousands)
Land	$6,782	$5,283
Building and improvements	48,090	33,504	15-50 years
Computer hardware and software	178,623	169,527	3 years
Classroom equipment and other instructional materials	69,012	63,786	5-10 years
Furniture, fixtures and equipment	112,372	94,483	7 years
Leasehold improvements	400,559	333,951	Shorter of Life of Lease or Useful Life
Vehicles	879	788	5 years

	816,317	701,322
Less-Accumulated depreciation	(449,542)	(397,294)

Total property and equipment, net	$366,775	$304,028

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

Depreciation expense for continuing operations for the years ended December 31, 2010, 2009 and 2008, was $70.2 million, $64.3 million and $69.7 million, respectively. Depreciation expense for discontinued operations, included in the loss from discontinued operations, was $0.2 million, $2.4 million and $6.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, certain categories of assets previously classified under furniture, fixtures and equipment have been presented as a component of computer hardware and software. Prior period balances have been recast to be comparable to current period reporting.

Property and equipment was affected by asset impairment charges of approximately $0.3 million, $2.5 million and $4.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. During 2010, we recorded a $0.3 million asset impairment charge for one of our leased facilities within the University reportable segment. During 2009, we recorded a $2.5 million asset impairment charge for one of our owned facilities, resulting from its carrying value exceeding its current fair value. This noncash charge is reflected within Corporate and Other. During 2008, we recorded a $4.8 million asset impairment charge related to the reduction in asset carrying values for one of our leased facilities within Culinary Arts.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for continuing operations during the years ended December 31, 2010 and 2009 are as follows by segment:

	University	Health Education	Culinary Arts	International	Total
	(Dollars in thousands)
Goodwill balance as of December 31, 2008	$120,192	$136,610	$75,148	$44,122	$376,072
Effect of foreign currency exchange rate changes	—	—	—	1,443	1,443

Goodwill balance as of December 31, 2009	$120,192	$136,610	$75,148	$45,565	$377,515

Goodwill impairment	—	—	(1,400)	—	(1,400)
Acquisition of IUM	—	—	—	8,360	8,360
Effect of foreign currency exchange rate changes	—	—	—	(2,999)	(2,999)

Goodwill balance as of December 31, 2010	$120,192	$136,610	$73,748	$50,926	$381,476

As a result of the realignment of our IADT schools, Harrington College of Design, Collins College and Brooks Institute into the University segment as well as Briarcliffe College and Brown College into the Health Education segment as of January 15, 2010, we reassigned the goodwill balances to each reporting unit in accordance with FASB ASC Topic 350 – Intangibles – Goodwill and Other.

In December 2010, we made the decision to teach out one of our campuses within the Culinary Arts segment. In accordance with FASB ASC Topic 350 – Intangibles, Goodwill and Other, we calculated the amount of goodwill attributable to this school and recorded the related impairment of this goodwill as a result of the decision to cease operations. The amount of impairment recorded as a result of this decision was $1.4 million for the year ended December 31, 2010.

Based upon our fair value allocation for the acquisition of IUM, we recorded goodwill of approximately $8.4 million.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

As of December 31, 2010 and 2009, the cost basis, accumulated amortization and net book value of intangible assets for continuing operations are as follows:

	December 31, 2010			December 31, 2009
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
	(Dollars in thousands)			(Dollars in thousands)
Amortizable intangible assets:
Accreditation rights	$3,610	$(602)	$3,008	$—	$—	$—
Covenants not-to-compete	62	(11)	51	—	—	—
Courseware	14,636	(8,770)	5,866	16,591	(14,591)	2,000
Other	463	(295)	168	263	(102)	161

Amortizable intangible assets, net	$18,771	$(9,678)	$9,093	$16,854	$(14,693)	$2,161

Non-amortizable intangible assets:
Accreditation, licensing, and Title IV Program participation rights			$7,330			$10,213
Trade names			102,340			168,146

Non-amortizable intangible assets			109,670			178,359

Intangible assets, net			$118,763			$180,520

Amortizable intangible assets are amortized on a straight-line basis over their estimated remaining useful lives, which range from less than one year to fifteen years. As of December 31, 2010, net intangible assets include certain accreditation, licensing, and Title IV Program participation rights and trade names that are considered to have indefinite useful lives and, in accordance with FASB ASC Topic 350 – Intangibles – Goodwill and Other, are not subject to amortization but rather reviewed for impairment on at least an annual basis by applying a fair-value-based test.

In October 2010, we performed our annual impairment testing of goodwill and indefinite-lived intangible asset balances and determined that there was no impairment to our goodwill and a $67.8 million impairment charge related to our Le Cordon Bleu trade name. This trade name impairment charge was a result of its carrying value exceeding its estimated fair value. In accordance with FASB ASC Topic 820 – Fair Value Measurement, we utilized the relief from royalty method under the income approach, which requires amongst other things, an estimate for a reasonable royalty rate to calculate the estimated fair value of our trade name. The fair value of the Le Cordon Bleu trade name declined as a result of the changes being made to the Culinary Arts business model, since the Company has made the decision to change its operating model in early 2011. We believe this change will position us better to potentially appeal to an even broader market and responds to the current regulatory environment.

In October 2010, we determined that the accreditation rights associated with two of our institutions are no longer considered to be indefinite-lived assets. The decision to merge institutions for purposes of Title IV funding was made which resulted in the reclassification of these accreditation rights to definite-lived. We have assigned remaining useful lives of up to two years based upon the timing of when the accreditation rights for these institutions will cease to exist. As a result of our decision and in accordance with FASB ASC Topic 350, we performed an impairment test of these accreditation rights as of October 2010 and determined that there was no impairment.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

Amortization expense from continuing operations was $1.2 million, $0.9 million and $1.2 million, for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, estimated future amortization expense from continuing operations is as follows:

(Dollars in thousands)
2011	$3,885
2012	2,465
2013	1,408
2014	726
2015	138
2016 and thereafter	471

Total	$9,093

10. CREDIT AGREEMENTS

Our U.S. Credit Agreement with a syndicate of financial institutions, represented by, among others, an administrative agent expires on October 31, 2012, provides for borrowings up to $185.0 million and includes certain financial covenants including the maintenance of a maximum consolidated debt-to-EBITDA leverage ratio of 3.00:1, a minimum fixed charge coverage ratio of 1.50:1, and a minimum annual consolidated ED financial responsibility composite score of 1.50. As of December 31, 2010, we had no outstanding borrowings under the U.S. Credit Agreement.

Selected details of our U.S. Credit Agreement as of and for the years ended December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
	(Dollars in thousands)
U.S. Credit Agreement:
Credit availability	$179,813	$174,856
Outstanding letters of credit	$5,187	$10,144
Availability for additional letters of credit	$44,813	$39,856
Average daily revolving credit borrowings for the year ended	$—	$—
Weighted average annual interest rate	0.00%	0.00%
Commitment fee rate	0.10%	0.10%
Letter of credit fee rate	0.50%	0.50%

The U.S. Credit Agreement requires that borrowings bear interest at fluctuating interest rates as determined by the Prime Rate or the London Interbank Offered Rate (LIBOR) for the relevant currency, plus the applicable margin based on our funded debt-to-EBITDA leverage ratio. Letters of credit bear a fee equal to the applicable margin based on our funded debt-to-EBITDA leverage ratio times the daily maximum amount available to be drawn under such letter of credit. The U.S. Credit Agreement also contains customary events of default, including our failure to pay any principal, interest or other amount when due, our violation of certain of our affirmative covenants or any of our negative covenants, including financial covenants, a breach of our representations and warranties, or a change in control. Upon the occurrence of an event of default, payment of our indebtedness may be accelerated and the lending commitments under the credit agreement may be terminated. As of December 31, 2010, we are in compliance with the covenants of our U.S. Credit Agreement.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

11. LEASES

We lease most of our administrative and educational facilities and certain equipment under non-cancelable operating leases expiring at various dates through 2028. Lease terms generally range from five to ten years with one to two renewal options for extended terms. In most cases, we are required to make additional payments under facility operating leases for taxes, insurance and other operating expenses incurred during the operating lease period.

Effective January 19, 2010, we entered into a real estate lease for our new campus support center and portions of our AIU Online and CTU Online operations in Schaumburg, Illinois. This consolidation will reduce the number of our leased buildings and related square footage and allow us to maximize efficiencies and reduce overhead expenses. The lease for the new location creates a $48.1 million real estate obligation through 2022. In addition, we intend to make capital improvements to our new campus support center totaling approximately $52.0 million through 2011, of which approximately $42.2 million has been incurred as of December 31, 2010. The Company expects this consolidation initiative to result in base rent savings of approximately $2.5 million a year for the next twelve years beginning in 2011.

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

In addition, we have financed the acquisition of certain property and equipment through capital lease arrangements and have assumed capital lease obligations in connection with certain acquisitions. The current portion of our capital lease obligations for continuing operations is included within current maturities of capital lease obligations on our consolidated balance sheets, and the non-current portion of our capital lease obligations is included within capital lease obligations, net of current maturities on our consolidated balance sheets. The cost basis and accumulated depreciation of assets recorded under capital leases from continuing operating activities, which are included in property and equipment, are as follows as of December 31, 2010 and 2009:

	December 31,
	2010	2009
	(Dollars in thousands)
Cost	$9,320	$9,936
Accumulated depreciation	(5,910)	(5,410)

Net book value	$3,410	$4,526

Depreciation expense for continuing operations recorded in connection with assets recorded under capital leases was $0.6 million, $1.2 million and $0.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Rent expense, exclusive of related taxes, insurance, and maintenance costs, for continuing operations totaled approximately $117.0 million, $132.0 million and $129.6 million for the years ended December 31, 2010, 2009 and 2008, respectively, and is reflected in educational services and facilities expense in our consolidated statements of operations. Rent expense for discontinued operations, which is included in loss from discontinued

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

operations, was approximately $7.5 million, $87.3 million and $28.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. This includes pretax charges, net of reversals, of $6.3 million, $75.6 million and $13.0 million which are reflected within discontinued operations relating to future minimum lease obligations for campuses that ceased operations in 2010, 2009 and 2008 respectively. These campuses have remaining lease terms of up to nine years. See Note 5 “Discontinued Operations” of these notes to our consolidated financial statements for further discussion.

Remaining Lease Obligations

The Company has recorded lease exit costs over the past three years associated with its exit of space within Culinary Arts, Health Education, University and Corporate and Other. The current portion of the liability for these charges is reflected within other accrued expenses under current liabilities and the long-term portion of these charges are included in other liabilities under the non-current liabilities section of our consolidated balance sheets. Changes in our future minimum lease obligations for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Balance, Beginning of Period	Charges Incurred(1)	Net Cash Payments	Other(2)	Balance, End of Period
	(Dollars in thousands)
For the twelve months ended December 31, 2010	$20,160	$4,557	$(6,414)	$(84)	$18,219

For the twelve months ended December 31, 2009	$8,603	$15,837	$(4,505)	$225	$20,160

For the twelve months ended December 31, 2008	$4,220	$12,018	$(8,333)	$698	$8,603

(1)	Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates and variances between estimated and actual charges.
(2)	Includes existing deferred rent liability balances for newly vacated spaces that offset the losses incurred in the period recorded.

As of December 31, 2010, future minimum lease payments under capital leases and operating leases for continuing operations are as follows:

	Capital Leases	Operating Leases	Total
	(Dollars in thousands)
2011	$1,056	$106,700	$107,756
2012	1,053	99,559	100,612
2013	219	93,693	93,912
2014	—	90,844	90,844
2015	—	80,033	80,033
2016 and thereafter	—	246,100	246,100

Total	$2,328	$716,929	$719,257

Less—Portion representing interest at annual rates ranging from 5.21% to 6.25%	(322)

Principal	2,006
Less—Current portion	(783)

	$1,223

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

As of December 31, 2010, future minimum lease payments under operating leases for discontinued operations are as follows:

Operating Leases
(Dollars in thousands)
2011	$13,261
2012	13,279
2013	13,630
2014	13,785
2015	12,646
2016 and thereafter	23,375

Total	$89,976

As of December 31, 2010, future minimum sublease rental income under operating leases for continuing and discontinued operations is as follows:

	Operating Subleases
	Continuing Operations	Discontinued Operations
	(Dollars in thousands)
2011	$273	$3,376
2012	193	3,279
2013	40	3,416
2014	—	3,495
2015	—	3,650
2016 and thereafter	—	7,462

Total	$506	$24,678

12. COMMITMENTS AND CONTINGENCIES

Our estimated accrual for legal fees and settlements is presented within other current liabilities on our consolidated balance sheets. This accrual increased approximately $39.7 million from $3.8 million at December 31, 2009 to $43.5 million at December 31, 2010. The Company recorded legal expenses of $48.1 million during 2010 resulting from the settlements of certain legal matters. Of this pretax amount, $40.8 million was recorded within the Culinary Arts segment in connection with the settlement of the Amador and Adams actions described in “Student Litigation” below in this note. The remaining $7.3 million was recorded within the University segment and paid during the fourth quarter 2010.

Litigation

We are, or were, a party to the following legal proceedings that are outside the scope of ordinary routine litigation incidental to our business. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of these matters. An unfavorable outcome of any one or more of these matters could have a material adverse impact on our business, results of operations, cash flows and financial position.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

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

Plaintiffs filed a Fourth Amended Complaint on or about March 19, 2010, alleging the same causes of action, but included a new claim based on violations of the California Education Code, which was recently reinstated by the California legislature. Defendants filed a motion to dismiss this new claim. The motion was taken under submission by the Court and has not been ruled on.

In October 2010, the parties reached agreement on all the material terms of a settlement and executed a formal settlement agreement as of November 1, 2010. The settlement is subject to court approval. The monetary component of the settlement involves payment by the Company of approximately $40.8 million to pay claims by all students who enrolled in CCA and/or graduated from CCA from September 28, 2003 through October 8, 2008. The payment includes plaintiffs’ attorneys’ fees and certain expenses to be incurred in connection with the implementation of the settlement. During 2010, the Company recorded a pretax charge of $40.8 million which represents our best estimate of the loss related to this matter.

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

Defendants filed a motion to dismiss the amended complaint on October 20, 2010. On October 27, 2010 the Court granted defendants’ motion with respect to plaintiffs’ fraudulent omission claims. The Court denied the motion with respect to the statutory claims under the Private Schools Act and the Illinois Consumer Fraud Act and the common law fraudulent misrepresentation claim.

By Order dated December 3, 2010, the Court certified a class consisting of all persons who attended SBC in Collinsville, Illinois and enrolled in the Medical Assisting Program during the period from July 1, 2003 through November 29, 2010. This class consists of approximately 2,300 members. Defendants filed a petition for leave to appeal the trial court’s class certification order to the Fifth District Court of Appeals. On February 10, 2011, the Fifth District Court of Appeals granted defendants’ petition for leave to appeal. While that appeal is pending, all proceedings in the Circuit Court are stayed.

Because of the many questions of fact and law that have already arisen and that may arise in the future, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for this action because of the inherent difficulty in assessing the appropriate measure of damages and the number of potential class members who might be entitled to recover damages, if we were to be found liable. Accordingly, we have not accrued any liability associated with this action.

Surrett, et al. v. Western Culinary Institute, Ltd. and Career Education Corporation. On March 5, 2008, original named plaintiffs Shannon Gozzi and Megan Koehnen filed a complaint in Portland, Oregon in the Circuit Court of the State of Oregon in and for Multnomah County. Plaintiffs filed the complaint individually and as a putative class action and alleged two claims for equitable relief: violation of Oregon’s Unlawful Trade Practices Act (“UTPA”) and unjust enrichment. Plaintiffs filed an amended complaint on April 10, 2008, which added two claims for money damages: fraud and breach of contract. Plaintiffs allege that Western Culinary Institute, Ltd. (“WCI”) made a variety of misrepresentations to them, relating generally to WCI’s placement statistics, students’ employment prospects upon graduation from WCI, the value and quality of an education at WCI, and the amount of tuition students could expect to pay as compared to salaries they may earn after graduation. WCI subsequently moved to dismiss certain of plaintiffs’ claims under Oregon’s UTPA; that motion was granted on September 12, 2008. Shannon Gozzi subsequently withdrew as a named plaintiff and former named plaintiff Meghan Koehnen’s claims have been dismissed. Jennifer Schuster became a plaintiff, and when Ms. Koehnen’s claims were dismissed, she became the sole named plaintiff. The parties completed written discovery on class issues. On February 5, 2010, the Court entered a formal Order granting class certification on part of plaintiff’s UTPA and fraud claims purportedly based on omissions, denying certification of the rest of those claims and denying certification of the breach of contract and unjust enrichment claims. The class consists of students who enrolled at WCI between March 5, 2006 and March 1, 2010, excluding those who dropped out or were dismissed from the school for academic reasons. The class consists of approximately 2,600 members.

Because Ms. Schuster was not a member of the certified class (she enrolled before March 5, 2006), Plaintiff’s counsel recently substituted in a new class representative for her named Nathan Surrett pursuant to a stipulation among the parties which provided, among other things, that WCI retains the right to challenge whether the new class representative is adequate (with Plaintiff retaining the burden of proof on that issue). Plaintiffs filed a Fifth Amended Complaint on December 7, 2010, which included individual and class allegations by Mr. Surrett. Class notice is expected to be sent out shortly. The parties are currently engaged in merits discovery.

Because of the many questions of fact and law that have already arisen, and that may arise in the future, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for this action because of the inherent difficulty in

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

assessing the appropriate measure of damages and the number of class members who might be entitled to recover damages, if we were to be found liable. Accordingly, we have not accrued any liability associated with this action.

Vasquez, et al. v. California School of Culinary Arts, Inc. and Career Education Corporation. On June 23, 2008, a putative class action lawsuit was filed in the Los Angeles County Superior Court entitled Daniel Vasquez and Cherish Herndon v. California School of Culinary Arts, Inc. and Career Education Corporation. The plaintiffs allege causes of action for fraud, constructive fraud, violation of the California Unfair Competition Law and violation of the California Consumer Legal Remedies Act. The plaintiffs allege improper conduct in connection with the admissions process during the alleged class period. The alleged class is defined as including “all persons who purchased educational services from California School of Culinary Arts, Inc. (“CSCA”), or graduated from CSCA, within the limitations periods applicable to the herein alleged causes of action (including, without limitation, the period following the filing of the action).” Defendants successfully demurred to the constructive fraud claim and the Court has dismissed it. Defendants also successfully demurred to Plaintiffs’ claims based on alleged violations of California’s former Educational Reform Act. Plaintiffs filed a third amended complaint on January 28, 2011. The parties are engaged in class discovery and the Court is expected to set a hearing on class discovery during the second quarter of 2011.

Because of the many questions of fact and law that have already arisen and that may arise in the future, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for this action because our possible liability depends on whether a class is certified and, if so, the size of any such class, and an assessment of the appropriate measure of damages, if we were to be found liable. Accordingly, we have not accrued any liability associated with this action.

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

On July 27, 2009, the Court ordered the complaint unsealed and we were notified that the U.S. Department of Justice declined to intervene in the action. When the federal government declines to intervene in a False Claims Act action, as it has done in this case, the private plaintiffs may elect to pursue the litigation on behalf of the federal government and, if they are successful, receive a portion of the federal government’s recovery. The action alleges violations of the False Claims Act, 31 U.S.C. § 3729(a)(1) and (2), and promissory fraud, including allegedly providing false certifications to the federal government regarding compliance with certain provisions of the Higher Education Act and accreditation standards. On September 1, 2009, we filed a motion to dismiss all of the claims which motion was denied by the Court in its Order of June 2, 2010. We filed our response on December 6, 2010, and the discovery phase of the lawsuit is presently underway.

Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action because the complaint does not seek a specified amount of damages and it is unclear how damages would be calculated. Moreover, the case presents novel legal issues and discovery is in its early stages. Accordingly we have not accrued any liability associated with this action.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

Telephone Consumer Protection Act Litigation

Fahey, et al v. Career Education Corporation; Rojas, et al v. Career Education Corporation. On August 4, 2010, a putative class action lawsuit was filed in the Circuit Court of Cook County, Illinois, by Sheila Fahey alleging that she had received an unauthorized text message advertisement in violation of the Telephone Consumer Protection Act. On September 3, 2010, CEC removed this case to the U.S. District Court for the Northern District of Illinois. On November 22, 2010, CEC filed a motion to dismiss the Fahey case. That motion is still pending. On August 18, 2010, the same counsel representing plaintiffs in the Fahey action filed a similar lawsuit in the U.S. District Court for the Northern District of Illinois on behalf of Sergio Rojas containing similar allegations. Rojas, like Fahey, seeks class certification of his claims. The alleged classes are defined to include persons who received unauthorized text message advertisements from CEC. Rojas and Fahey each seek an award trebling the statutory damages to the class members, together with costs and reasonable attorneys’ fees. The Rojas case is in the earliest stages of discovery.

Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a potential range of loss for this action because these matters are in their early stages, and involve many unresolved issues of fact and law. Moreover, we do not know the number of class members, if any, entitled to recovery. Accordingly, we have not accrued any liability associated with these actions.

Wage & Hour Litigation

Kelly, et al. v. Career Education Corporation, et al. On or about December 20, 2010, Edward J. Kelly, Jon Pizzica, and Christopher Steinbrunn (“Plaintiffs”) filed a collective action complaint in the United States District Court for the Western District of Pennsylvania against CEC alleging that CEC had violated the Fair Labor Standards Act (“FLSA”) by failing to pay Plaintiffs for all of the hours that they worked, including overtime hours. Plaintiffs formerly worked as Admissions Representatives at Le Cordon Bleu Institute of Culinary Arts, Inc. (“LCB”) in Pittsburgh, Pennsylvania. Their collective action complaint is brought on behalf of all current and former Admissions Representatives at all of CEC’s culinary arts strategic business units for the period commencing three years prior to the filing of the collective action complaint to the present. In their collective action complaint, Plaintiffs seek unspecified back overtime pay, attorneys’ fees and costs, and liquidated and/or compensatory damages. As of February 11, 2011, nine other former Admissions Representatives who worked at LCB in Pittsburgh joined the litigation.

On January 26, 2011, CEC filed an answer and defenses to the collective action complaint denying all material allegations. Discovery has not yet commenced. The Court has scheduled an Initial Case Management Conference for March 4, 2011.

Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action because the case is in its early stages, and we do not know the number of putative collective action members, if any, entitled to recovery, or the amount they would be entitled to recover. Accordingly, we have not accrued any liability associated with this lawsuit.

Other Litigation

In addition to the legal proceedings and other matters described above, we are also subject to a variety of other claims, suits, and investigations that arise from time to time in the ordinary conduct of our business,

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

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

Accrediting Body and State and Federal Regulatory Matters

The Florida campuses of Sanford-Brown Institute received a notice on November 5, 2010 from the State of Florida Office of the Attorney General that it has commenced an investigation into possible unfair and deceptive trade practices at these schools. The notice includes a subpoena to produce documents and detailed information for the time period from January 1, 2007 to the present about a broad spectrum of business practices at such schools. The Florida campuses of Sanford-Brown Institute have responded to the subpoena and are cooperating with the Florida Attorney General in the investigation. The Florida Attorney General’s website indicates that the Attorney General is conducting similar investigations of several other postsecondary education companies operating schools located in Florida.

AIU’s accrediting agency, the Higher Learning Commission of the North Central Association of Colleges and Schools (“HLC”) will conduct a focused visit to evaluate AIU’s transition to a new undergraduate structure which was introduced in February 2010. The focused visit is currently scheduled for September 19 – 20, 2011.

Additionally, AIU submitted new academic program applications to HLC, which are being reviewed by HLC in accordance with its regular practices.

Due to their participation in Title IV programs, our schools and universities are subject to periodic program reviews by ED for the purpose of evaluating an institution’s compliance with Title IV requirements, identifying any liabilities to ED caused by errors in compliance, and improving future institutional capabilities.

As previously disclosed, ED conducted a program review of AIU in November 2009. On July 14, 2010, AIU received a copy of ED’s program review report, which is a preliminary report of ED’s findings from its program review. The Program Review Report identified six findings, two of which were deemed to be systemic findings by ED’s program review team. These two findings relate to AIU’s policy for determining student attendance in online courses for purposes of determining such students’ enrollment status, withdrawal dates and associated timing respecting the return of unearned Title IV funds. AIU disagrees with these two findings and is contesting the program review team’s proposed determination of what constitutes appropriate documentation or verification of online academic activity. The remaining four findings were isolated and generally relate to processing errors. We believe the amounts involved in these four findings are immaterial. AIU submitted its response to ED’s program review report on November 29, 2010 and is awaiting ED’s issuance of a Final Program Review Determination letter that will specify any required corrective action and amounts owed to ED, if any.

An ED program review final determination letter for Briarcliffe College was received and required the Company to refund approximately $0.9 million back to ED which was previously accrued for within our consolidated balance sheet as of December 31, 2009. In addition, an ED program review report for Gibbs College – Livingston, NJ (school closed) and final determination letter for Katharine Gibbs School – New York, NY (school closed) are currently pending. The program review report and/or final determination letter will, generally,

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

cover a school’s main campus and any branch campuses. We are committed to resolving all issues identified in connection with these program reviews to ED’s satisfaction and ensuring that our schools operate in compliance with all ED regulations.

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

13. INCOME TAXES

The provision for income taxes from continuing operations for the years ended December 31, 2010, 2009 and 2008 consists of the following:

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Current provision
Federal	$84,598	$73,267	$37,227
State and local	10,769	8,720	6,638
Foreign	5,716	2,474	2,972

Total current provision	101,083	84,461	46,837

Deferred benefit
Federal	(20,332)	(2,116)	(3,648)
State and local	(280)	(1,159)	(1,378)
Foreign	(184)	(292)	(1,177)

Total deferred benefit	(20,796)	(3,567)	(6,203)

Total provision for income taxes	$80,287	$80,894	$40,634

During 2010, 2009 and 2008, we recognized an income tax benefit of approximately $0.2 million, $0.2 million and $0.5 million, respectively, in connection with stock options exercised during the year. The related income tax benefits have been recorded as a reduction of accrued income taxes and an increase to stockholders’ equity.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate for continuing operations for the years ended December 31, 2010, 2009 and 2008 is as follows:

	For the Year Ended December 31,
	2010	2009	2008
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	2.6	1.7	2.7
Foreign tax rates	(1.3)	(1.4)	(2.8)
Tax exempt interest	—	(0.1)	(0.7)
Valuation allowance	(0.3)	0.9	—
Disposal of foreign operations	—	—	(2.9)
Tax credits	(2.7)	(0.3)	(0.3)
Other	(0.8)	(0.7)	(0.8)

Effective income tax rate	32.5%	35.1%	30.2%

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits as of December 31, 2010 was as follows:

(Dollars in thousands)
Gross unrecognized tax benefits as of January 1, 2010	$29,357
Additions for tax positions of prior years	1,518
Reductions for tax positions of prior years	(3,765)
Additions based on tax positions related to the current year	2,231
Reductions due to settlements	(810)
Reductions due to lapse of applicable statute of limitations	(215)

Subtotal	28,316
Interest and penalties	3,892

Total gross unrecognized tax benefits as of December 31, 2010	$32,208

The total amount of net unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was $23.2 million and $23.9 million for the years ended December 31, 2010 and 2009, respectively. We record interest and penalties related to unrecognized tax benefits within provision for income taxes on our consolidated statements of operations. The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $3.9 million and $4.6 million as of the years ended December 31, 2010 and 2009, respectively. Our provision for income taxes included benefits related to the reduction of interest and penalties from unrecognized tax benefits of $0.7 million and $1.5 million for the years ended December 31, 2010 and 2009, respectively. For the year ended December 31, 2008, we recognized $0.7 million of interest and penalties from unrecognized tax benefits in our consolidated results of continuing operations.

CEC and its subsidiaries file income tax returns in the U.S. and in various state, local, and foreign jurisdictions. CEC and its subsidiaries are routinely examined by tax authorities in these jurisdictions. As of December 31, 2010, CEC had been examined by the Internal Revenue Service through our tax year ending December 31, 2007. In addition, a number of state and local examinations are currently ongoing. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

CEC’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $11.5 million.

Deferred income tax assets and liabilities result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carry forwards. Components of deferred income tax assets and liabilities for continuing operations as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
	(Dollars in thousands)
Deferred income tax assets:
Accrued occupancy	$5,181	$7,421
Deferred rent obligations	15,830	19,629
Compensation and employee benefits	25,392	28,182
Tax net operating loss carry forwards	7,523	7,834
Valuation allowance	(3,902)	(3,842)
Allowance for doubtful accounts	12,231	5,791
Covenant not-to-compete	469	584
Accrued settlements and legal	15,400	1,169
Deferred compensation	390	436
Accrued restructuring and severance	462	183
Asset impairment	—	940
Other	3,809	3,281

Total deferred income tax assets	82,785	71,608

Deferred income tax liabilities:
Depreciation and amortization	38,239	50,611
Other	7,789	5,036

Total deferred income tax liabilities	46,028	55,647

Net deferred income tax asset	$36,757	$15,961

Net deferred income tax assets for continuing operations as of December 31, 2010 and 2009 are reflected in the consolidated balance sheets as follows:

	December 31,
	2010	2009
	(Dollars in thousands)
Current deferred income tax assets, net	$31,665	$12,774
Non-current deferred income tax assets, net	5,092	3,187

Net deferred income tax asset	$36,757	$15,961

As of December 31, 2010, we have net operating loss carry forwards, for state income tax purposes, of approximately $90.6 million. These net operating loss carry forwards are available to offset various future state taxable income, if any, and expire between 2011 and 2029.

As of December 31, 2010, foreign subsidiary earnings of approximately $169.7 million are considered permanently invested in those businesses. Accordingly, U.S. income taxes have not been provided on such

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

foreign subsidiary earnings. A determination of the unrecognized deferred tax liability associated with permanently reinvested foreign subsidiary earnings is not practicable.

14. STOCK REPURCHASE PROGRAM

During 2010, we repurchased 5.4 million shares of our common stock for approximately $154.9 million at an average price of $28.54 per share. As of December 31, 2010, approximately $290.5 million was available under our authorized stock repurchase program to repurchase outstanding shares of our common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. The repurchase of shares of our common stock reduces the amount of cash available to pay cash dividends to our stockholders. We have never paid cash dividends on our common stock.

On October 18, 2010, our Board of Directors adopted a resolution to retire approximately 15.1 million shares of our treasury stock outstanding. The retirement of our treasury shares effectively reduces the number of shares of our common stock issued and also reduces the number of shares of our common stock held as treasury shares.

On November 15, 2010, we entered into a stock repurchase plan established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “1934 Act”), in connection with our previously authorized stock repurchase program. A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be unable to do so under the 1934 Act’s insider trading rules. This stock repurchase plan facilitated purchases of our common stock under our previously authorized stock repurchase program. Purchases of common stock under this plan were subject to specified parameters and certain price and volume restraints as established in the plan. During January 2011, our designated broker repurchased on our behalf an additional 3.7 million shares of our common stock for $79.9 million at an average price of $21.47 per share under this plan. As a result, approximately $210.5 million was available under our previously authorized stock repurchase program to repurchase outstanding shares of our common stock as of January 31, 2011.

15. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

On May 13, 2008, the stockholders of CEC approved the Career Education Corporation 2008 Incentive Compensation Plan (the “2008 Plan”). The 2008 Plan authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards. Any shares of CEC common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share granted for purposes of the aggregate share limit and any shares of CEC common stock that are subject to any other form of award will be counted as 1.67 shares for each share granted for purposes of the aggregate share limit. The 2008 Plan replaced our 1998 Employee Incentive Compensation Plan, as amended (the “1998 Employee Plan”) and our 1998 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). As of December 31, 2010 there were approximately 6.2 million shares of common stock available for future share-based awards under the 2008 Plan.

As of December 31, 2010, we estimate that pretax compensation expense of $15.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants,

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

including both stock options and shares of restricted stock. We expect to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock or by using treasury shares.

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

Stock option activity during the years ended December 31, 2010, 2009 and 2008, under all of our plans was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2007	4,215,448	$34.74

Granted	953,262	14.44
Exercised	(139,900)	18.41		$1,358
Forfeited	(624,540)	29.20
Cancelled	(1,488,636)	37.31

Outstanding as of December 31, 2008	2,915,634	$29.29

Granted	569,231	24.76
Exercised	(57,360)	12.05		$695
Forfeited	(53,521)	26.32
Cancelled	(160,882)	40.24

Outstanding as of December 31, 2009	3,213,102	$28.30

Granted	626,664	29.53
Exercised	(51,528)	14.87		$651
Forfeited	(84,779)	27.07
Cancelled	(128,845)	40.70

Outstanding as of December 31, 2010	3,574,614	$28.29	6.2 years	$4,994

Exercisable as of December 31, 2010	2,446,227	$29.92	5.2 years	$3,156

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

The following table summarizes information with respect to all outstanding and exercisable stock options under all of our plans as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Number Exercisable	Weighted Average Exercise Price
$12.63 $12.63	26,000	$12.63	0.36	26,000	$12.63
$13.32 $13.32	519,900	$13.32	6.65	281,200	$13.32
$13.53 $22.04	460,420	$19.25	7.67	380,086	$18.90
$22.07 $26.15	468,970	$24.99	5.90	236,214	$23.85
$28.19 $28.19	12,000	$28.19	5.58	12,000	$28.19
$29.02 $29.02	387,672	$29.02	9.17	—	$0.00
$29.35 $29.73	500,050	$29.56	4.68	439,875	$29.54
$30.62 $32.91	377,500	$30.86	7.34	249,500	$30.96
$33.04 $34.70	494,802	$34.45	4.84	494,052	$34.45
$34.86 $68.24	327,300	$55.69	3.50	327,300	$55.69

	3,574,614	$28.29	6.17	2,446,227	$29.92

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

The following table summarizes information with respect to all outstanding shares of restricted stock under our plans during the years ended December 31, 2010, 2009 and 2008:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2007	765,387	$29.30
Granted	1,113,653	13.53
Vested	(48,000)	30.00
Forfeited	(426,612)	22.41

Outstanding as of December 31, 2008	1,404,428	$18.79

Granted	726,247	25.77
Vested	(207,665)	26.96
Forfeited	(214,658)	21.20

Outstanding as of December 31, 2009	1,708,352	$20.46

Granted	1,037,218	28.96
Vested	(283,932)	27.58
Forfeited	(273,002)	23.68

Outstanding as of December 31, 2010	2,188,636	$23.17

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

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

If any person or entity, including a group, beneficially owned 20% or more, of the combined voting power of our then outstanding common stock as of December 31, 2010, triggering the accelerated vesting provisions of our 1998 Employee Plan discussed above, we would have recognized accelerated share-based compensation expense of approximately $0.6 million during 2010.

At December 31, 2010, no person or entity, including a group, beneficially owned 20% or more of the combined voting power of our outstanding common stock. However, the Company’s stock repurchase activities during January 2011 reduced total shares outstanding and resulted in increasing Blum Capital Partners LLP’s holdings to more than 20% of the combined voting power of our outstanding common stock. As a result of this event, we recognized accelerated share-based compensation expense of approximately $0.6 million in January 2011 due to the accelerated vesting of certain options and restricted stock awards that were subject to the 20% change in control provision under our 1998 Plan.

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

The fair value of each stock option award granted during the years ended December 31, 2010, 2009 and 2008 was estimated on the date of grant using the Black-Scholes-Merton option pricing model. Our determination of the fair value of each stock option is affected by our stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the years ended December 31, 2010, 2009 and 2008, and assumptions used to value stock options are as follows:

	For the Year Ended December 31,
	2010	2009	2008
Dividend yield	—	—	—
Risk-free interest rate	2.5%	2.2%	2.6%
Weighted average volatility	52.4%	55.0%	52.2%
Expected life (in years)	5.8	6.5	5.7
Weighted average grant date fair value per share of options granted	$14.95	$13.48	$7.37

Volatility is calculated based on the actual historical daily prices of our common stock over the expected term of the stock option award. During the year ended December 31, 2010, we utilized a range of expected volatility assumptions for purposes of estimating the fair value of stock options awarded during the period. Such volatility assumptions ranged from 51.2% to 54.1%.

The expected life of each stock option award is estimated based primarily on our actual historical director and employee exercise behavior.

The fair value of each share of restricted stock is equal to the fair market value of our common stock as of the date of grant, which is the closing price per share of our common stock on NASDAQ.

Outstanding performance-based restricted stock awards generally have three-year vesting provided that performance conditions are met based on corporate and business unit performance. Share-based compensation expense associated with performance-based restricted stock awards is recognized only to the extent that we believe performance conditions attributable to such awards will ultimately be satisfied.

16. WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted net income per share for the years ended December 31, 2010, 2009 and 2008 were as follows:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)
Basic common shares outstanding	79,902	85,838	89,810
Common stock equivalents	948	580	279

Diluted common shares outstanding	80,850	86,418	90,089

Included in stock options outstanding are options to purchase shares of our common stock that were not included in the computation of diluted net income per share. These shares were excluded because the options’

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

exercise prices were greater than the average market price of our common stock during the periods, and, therefore, the effect would have been anti-dilutive. The shares that would have had an anti-dilutive effect on our diluted net income per share for the years ended December 31, 2010, 2009 and 2008 were as follows (shares in thousands):

	For the Year Ended December 31,
	2010	2009	2008
Options that would have had an anti-dilutive effect	2,420	2,201	1,808

During the years ended December 31, 2010, 2009 and 2008, we issued 0.2 million, 0.2 million, and 0.3 million shares, respectively, of our common stock upon the exercise of employee stock options and the purchase of common stock pursuant to our employee stock purchase plan.

17. EMPLOYEE BENEFIT PLANS

Retirement Savings and Profit Sharing Plan

We maintain a defined contribution 401(k) retirement savings plan covering substantially all of our employees in the United States. Under the plan, an eligible employee may elect to defer receipt of a portion of the annual pay, including salary and bonus. We contribute this amount to the plan on the employee’s behalf and also make a matching contribution equal to 100% of the first 2% and 50% of the next 4% of the percentage of annual pay that the employee elects to defer. A participant is 100% vested at all times in the amounts the employee defers from annual pay. A participant becomes 100% vested in our matching contributions after two years of employee service. During the years ended December 31, 2010, 2009 and 2008, we recorded expense for continuing and discontinued operations under this plan of approximately $11.5 million, $11.1 million, and $11.3 million, respectively, net of any forfeited employer matching contributions.

Employee Stock Purchase Plan

We maintain an employee stock purchase plan that allows substantially all full-time and part-time employees to acquire shares of our common stock through payroll deductions over three month offering periods. The per share purchase price is equal to 85% of the fair market value of a share of our common stock on the last day of the offering period, and purchases are limited to 10% of an employee’s salary, up to a maximum of $25,000 per calendar year. We are authorized to grant up to 4.0 million shares of common stock under the employee stock purchase plan, and, as of December 31, 2010, 2.2 million shares of common stock have been issued under the plan.

Share-based compensation expense recorded during the years ended December 31, 2010, 2009 and 2008, in connection with the compensatory elements of our employee stock purchase plan, was not significant.

18. SEGMENT REPORTING

During the first quarter of 2010, we realigned our resources by integrating our schools which previously comprised our Art & Design segment alongside AIU and CTU within the University segment. Harrington College of Design, Collins College and Brooks Institute joined the IADT schools in the alignment of the Art & Design group into the University segment. The realignment also shifted Brown College and Briarcliffe College into the Health Education segment.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

As a result of the realignment, the Company now has four reportable segments consisting of University, Health Education, Culinary Arts and International. All prior period amounts have been recast to reflect our reporting segments as of December 31, 2010.

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

In December 2010, our final school within the Transitional Schools division, AIU – Los Angeles, CA ceased operations and is now reflected in Discontinued Operations. For more information please see Note 5, “Discontinued Operations” of these notes to our consolidated financial statements.

Segment performance is evaluated by the Company and its chief operating decision maker based on operating income. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and Other,” which primarily includes unallocated corporate activity and eliminations.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

Summary financial information by reportable segment is as follows (dollars in thousands):

	Revenue	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Total Assets(4)
For the Year Ended, December 31, 2010
University(2)	$1,159,291	$282,013	$18,797	$17,656	$255,294
Health Education	441,608	52,028	13,789	28,380	283,558
Culinary Arts(3)	387,884	(66,813)	18,763	23,406	339,848
International	136,076	21,828	6,077	3,412	269,723
Corporate and Other	(623)	(42,663)	13,946	54,429	386,636
Discontinued Operations				—	25,797

Total	$2,124,236	$246,393	$71,372	$127,283	$1,560,856

For the Year Ended, December 31, 2009
University	$1,018,194	$195,081	$19,718	$18,292	$251,438
Health Education	362,692	42,072	10,462	24,930	269,121
Culinary Arts	332,236	14,873	18,441	4,452	366,694
International	121,188	18,853	3,358	19,318	242,214
Corporate and Other	(514)	(41,919)	13,225	6,990	401,750
Discontinued Operations				105	32,625

Total	$1,833,796	$228,960	$65,204	$74,087	$1,563,842

For the Year Ended, December 31, 2008
University	$907,066	$127,248	$26,518	$18,407
Health Education	308,169	14,168	12,030	8,699
Culinary Arts	328,313	(6,324)	19,683	14,582
International	107,558	18,856	3,154	3,782
Corporate and Other	8	(39,104)	9,559	7,985
Discontinued Operations				399

Total	$1,651,114	$114,844	$70,944	$53,854

(1)	Statement of operation balances including revenue, operating income and depreciation and amortization are presented above on a continuing operations basis. Total assets and capital expenditures are presented on a consolidated basis with continuing and discontinued operations.
(2)	During 2010, University recorded $7.3 million of pretax legal expenses related to the settlements of legal matters and a $0.3 million asset impairment charge for one of our leased facilities within the University segment.
(3)	During 2010, Culinary Arts recorded asset and goodwill impairment of $69.2 million including trade name impairment of $67.8 million and $1.4 million in goodwill impairment. Culinary Arts also recorded a $40.8 million pretax charge related to the settlement of a legal matter and additional bad debt expense for increases in reserve rates related to our student extended payment plans. Additionally, $4.6 million of bad debt expense was recorded within Culinary Arts in the fourth quarter 2010 resulting from the correction of an error in prior periods attributed to the calculation of the allowance for doubtful accounts associated with our extended payment plans.
(4)	Total assets do not include the following intercompany activity: a) receivable or payable activity between schools and corporate and b) investments in subsidiaries.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

During the years ended December 31, 2010, 2009 and 2008, no individual customer accounted for more than 10% of our consolidated revenues.

19. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

	Quarter				Total Year
2010	First	Second	Third(3)	Fourth(4)
	(Dollars in thousands, except per share data)
Revenue(1)	$529,426	$527,739	$524,142	$542,929	$2,124,236
Operating income(1)	89,446	96,752	39,507	20,688	246,393
Net income	55,222	64,318	26,131	12,102	157,773
Net income per share(2)
Basic	$0.67	$0.81	$0.33	$0.15	$1.97
Diluted	0.66	0.80	0.33	0.15	1.95

	Quarter				Total Year
2009	First	Second(5)	Third	Fourth(6)
	(Dollars in thousands, except per share data)
Revenue(1)	$431,765	$436,852	$457,724	$507,455	$1,833,796
Operating income(1)	52,565	38,439	39,312	98,644	228,960
Net income	23,257	6,490	20,792	30,680	81,219
Net income per share(2)
Basic	$0.26	$0.07	$0.25	$0.36	$0.95
Diluted	0.26	0.07	0.25	0.36	0.94

(1)	As of December 31, 2010, the results of operations for American InterContinental University – Los Angeles, CA along with our campuses that had previously ceased operations or were sold are presented within discontinued operations for all periods presented.
(2)	Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree with the annual earnings per share amount for the corresponding year.
(3)	Third quarter of 2010 net income includes pretax expense of $47.3 million associated with the settlements of legal matters.
(4)	Fourth quarter 2010 net income includes pretax expense of $71.5 million related to asset impairments, including $67.8 million related to trade name impairment within Culinary Arts, $1.4 million related to goodwill impairment within Culinary Arts and $2.3 million related to an asset impairment charge recorded within Corporate and Other. In addition, approximately $7.7 million of severance expense was recorded during the fourth quarter 2010 associated with a reduction in force carried out in the first quarter 2011. Fourth quarter 2010 net income also included $5.9 million of additional bad debt expense related to correction of an error associated with the allowance for doubtful accounts for our extended payment plan programs.
(5)	Second quarter 2009 net income includes pretax charges of $15.0 million in lease exit costs and $5.4 million for the fair value of remaining lease obligations for vacated space within discontinued operations.
(6)	Fourth quarter 2009 net income includes pretax charges of $13.9 million related to the fair value of remaining lease obligations for space that was vacated offset by the receipt of $12.0 million related to the termination of certain insurance policies, within continuing operations and $43.9 million in pretax charges related to lease exit costs and the fair value of remaining lease obligations for vacated space within discontinued operations.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010, 2009, and 2008

20. SUBSEQUENT EVENTS

On January 13, 2011, Blum Capital Partners LLP became beneficial owner of 20.04% of our outstanding common stock due to the reduction of the Company’s outstanding common shares as a result of the Company’s repurchase of shares under its stock repurchase program. This resulted in accelerated vesting of certain stock options and restricted awards outstanding under our 1998 Employee Plan for share-based awards. As defined by the 1998 Plan, an acceleration of the vesting of outstanding awards under this Plan occurs upon the date of the triggering event. As a result, we recognized accelerated share-based compensation expense of approximately $0.6 million in January 2011.

Beginning in January 2011, the Company reassessed how it plans to analyze performance and make decisions on allocation of resources and as a result, in accordance with FASB ASC Topic 280 – Segment Reporting, we determined that the following reporting segments would be disclosed: CTU, AIU, Health Education, Culinary Arts, Art & Design and International. This change in reporting segments was a result of changes in the organizational structure. This will result in no change to our previously reported Health Education, Culinary Arts and International segments. Our previously reported University segment will now be divided into three components: CTU, AIU and Art & Design. The revenue and operating income of each of these components has previously been provided in conjunction with segment reporting.

Effective February 14, 2011, we entered into an insurance recovery settlement agreement related to a previously settled legal matter. As a result, we will record $7.0 million as a reduction to expense during the first quarter 2011.

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Incorporated by Reference to:

3.1	Restated Certificate of Incorporation of Career Education Corporation (originally incorporated on January 5, 1994).	Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2006.

3.2	Sixth Amended and Restated By-laws of Career Education Corporation (Amended and Restated effective as of August 1, 2008).	Exhibit 3.1 to our Current Report on Form 8-K filed on May 20, 2010.

4.1	Form of specimen stock certificate representing Common Stock.	Exhibit 4.1 to our Registration Statement on Form S-1, effective as of January 28, 1998.

4.2	Credit Agreement dated as of October 31, 2007 among Career Education Corporation, as borrower, CEC Europe, LLC & Investors S.C.S., as the European borrower, Bank of America, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, SunTrust Bank, as Documentation Agent, and the Other Lenders Party thereto. Schedules and exhibits to this Credit Agreement have not been included herewith, but will be furnished supplementally to the Commission upon request.	Exhibit 10.19 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007.

*10.1	Career Education Corporation 1998 Non-Employee Directors’ Stock Option Plan.	Exhibit 10.5 to our Registration Statement on Form S-1, effective as of January 28, 1998.

*10.2	First Amendment to the Career Education Corporation 1998 Non-Employee Directors’ Stock Option Plan dated as of May 17, 2002.	Exhibit 10.13 to our Form 10-Q for the period ended September 30, 2002.

*10.3	Second Amendment to the Career Education Corporation 1998 Non-Employee Directors’ Stock Option Plan.	Exhibit 10.5 to our Form 10-K for the year ended December 31, 2008.

*10.4	Form of Non-Employee Director’s Stock Option Agreement under the Company’s 1998 Non-Employee Directors’ Stock Option Plan.	Exhibit 10.6 to our Registration Statement on Form S-1, effective as of January 28, 1998.

*10.5	Career Education Corporation 1998 Employee Incentive Compensation Plan and the First, Second, Third, Fourth and Fifth Amendments thereto.	Exhibit B to our Proxy Statement dated April 16, 2004.

*10.6	Sixth Amendment to the Career Education Corporation 1998 Employee Incentive Compensation Plan dated as of February 27, 2004.	Exhibit 10.14 to our Quarterly Report on Form 10-Q for the period ended June 30, 2004.

*10.7	Seventh Amendment to the Career Education Corporation 1998 Employee Incentive Compensation Plan dated as of July 22, 2005.	Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2005.

*10.8	Form of Incentive Stock Option Agreement under the Company’s 1998 Employee Incentive Compensation Plan.	Exhibit 10.4 to our Registration Statement on Form S-1, effective as of January 28, 1998.

*10.9	Form of Restricted Stock Agreement under the 1998 Employee Incentive Compensation Plan.	Exhibit 10.1 to our Current Report on Form 8-K filed on May 24, 2006.

*10.10	Form of Indemnification Agreement for Directors and Executive Officers.	Exhibit 10.1 to our Current Report on Form 8-K filed June 25, 2008.

Exhibit Number	Exhibit	Incorporated by Reference to:

*10.11	Career Education Corporation Executive Severance Plan (Amended and Restated as of July 1, 2010).	Exhibit 10.1 to our Current Report on Form 8-K filed May 20, 2010.

*10.12	Employment Agreement by and among Career Education Corporation, CEC Employee Group, LLC and Gary E. McCullough dated March 5, 2007.	Exhibit 10.1 to our Current Report on Form 8-K filed on March 9, 2007.

*10.13	First Amendment to Employment Agreement by and among Career Education Corporation, CEC Employee Group, LLC and Gary E. McCullough dated March 5, 2007.	Exhibit 10.22 to our Form 10-K for the year ended December 31, 2008.

*10.14	Letter Agreement by and between Career Education Corporation and Michael J. Graham dated August 13, 2007.	Exhibit 10.1 to our Current Report on Form 8-K filed on August 22, 2007.

*10.15	Letter Agreement by and between Career Education Corporation and Jeffrey D. Ayers dated December 6, 2007.	Exhibit 10.24 to our Form 10-K for the year ended December 31, 2008.

+*10.16	Letter Agreement by and between Career Education Corporation and Robert Todd DeYoung dated September 2, 2009.

*10.17	Letter Agreement by and between Career Education Corporation and Deborah Lenart dated February 18, 2008.	Exhibit 10.25 to our Form 10-K for the year ended December 31, 2008.

*10.18	Separation Agreement and General Release effective December 29, 2010 by and between Deborah Lenart and Career Education Corporation.	Exhibit 10.1 to our Current Report on Form 8-K/A filed on January 3, 2011.

*10.19	Letter Agreement by and between Career Education Corporation and Thomas G. Budlong dated August 16, 2007.	Exhibit 10.1 to our Current Report on Form 8-K filed on March 26, 2009.

*10.20	Agreement dated November 17, 2008 by and between Career Education Corporation and Gregory L. Jackson.	Exhibit 10.1 to our Current Report on Form 8-K filed on November 18, 2008.

*10.21	2008 Incentive Compensation Plan.	Exhibit 10.1 to our Current Report on Form 8-K filed on May 16, 2008.

*10.22	First Amendment to the 2008 Incentive Compensation Plan.	Exhibit 10.30 to our Form 10-K for the period ended December 31, 2008.

*10.23	Form of 2008 Non-qualified Stock Option Grant Agreement under the Career Education Corporation 2008 Incentive Compensation Plan.	Exhibit 10.2 to our Current Report on Form 8-K filed on May 16, 2008.

*10.24	Form of 2008 Restricted Stock Agreement under the Career Education Corporation 2008 Incentive Compensation Plan.	Exhibit 10.3 to our Current Report on Form 8-K filed on May 16, 2008.

*10.25	Form of Non-Qualified Stock Option Agreement (General Counsel).	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 27, 2009.

*10.26	Form of Restricted Stock Agreement (General Counsel).	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 27, 2009.

Exhibit Number	Exhibit	Incorporated by Reference to:

*10.27	Form of Non-Qualified Stock Option Agreement (General Counsel).	Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on February 27, 2009.

*10.28	Form of Restricted Stock Agreement.	Filed as Exhibit 10.4 to our Current Report on Form 8-K filed on February 27, 2009.

*10.29	Form of Option Extension and Amendment Agreements dated February 20, 2009 between the Company and the following non-employee directors: Dennis H. Chookaszian, Patrick W. Gross, Thomas B. Lally, Steven H. Lesnik and Leslie T. Thornton.	Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 20, 2009.

*10.30	Form of Option Extension and Amendment Agreements dated February 20, 2009 between the Company and the following non-employee directors: David W. Devonshire and Edward A. Snyder.	Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 20, 2009.

*10.31	Form of Option Extension Agreement dated February 20, 2009 between the Company and Gregory L. Jackson.	Filed as Exhibit 10.3 to our Current Report on Form 8-K filed on February 20, 2009.

*10.32	Form of Option and Restricted Stock Amendment Agreements dated February 20, 2009 between the Company and its Section 16 reporting officers.	Filed as Exhibit 10.4 to our Current Report on Form 8-K filed on February 20, 2009.

*10.33	Form of Restricted Stock Agreement dated February 20, 2009 between the Company and Gary E. McCullough.	Filed as Exhibit 10.5 to our Current Report on Form 8-K filed on February 20, 2009.

*10.34	Non-Employee Director Share Accumulation Program pursuant to the 2008 Incentive Compensation Plan.	Filed as Exhibit 10.36 to our Form 10-K for the year ended December 31, 2009.

+21	Subsidiaries of the Company.

+23.1	Consent of Ernst & Young LLP.

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit	Incorporated by Reference to:

+101	The following financial information from our Annual Report on Form 10-K for twelve months ended 2010, filed with the SEC on February 22, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009, (ii) the Consolidated Statements of Operations for the twelve months ended December 31, 2010, December 31, 2009 and December 31, 2008, (iii) the Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2010, December 31, 2009 and December 31, 2008, (iv) the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2010, December 31, 2009 and December 31, 2008, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-K.
+	Filed herewith