Form 10-Q
period 2011-03-31
CAREER EDUCATION CORP
filed 2011-05-04
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Number of shares of registrant’s common stock, par value $0.01, outstanding April 29, 2011: 77,596,424

CAREER EDUCATION CORPORATION

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$239,261	$289,482
Short-term investments	159,831	159,671

Total cash and cash equivalents and short-term investments	399,092	449,153
Student receivables, net of allowance for doubtful accounts of $49,344 and $50,104 as of March 31, 2011 and December 31, 2010, respectively	64,147	62,287
Receivables, other, net	3,352	4,132
Prepaid expenses	34,768	52,077
Inventories	11,502	13,142
Deferred income tax assets, net	31,665	31,665
Other current assets	21,905	6,246
Assets of discontinued operations	4,865	6,742

Total current assets	571,296	625,444

NON-CURRENT ASSETS:
Property and equipment, net	359,678	366,775
Goodwill	384,397	381,476
Intangible assets, net	118,499	118,763
Student receivables, net of allowance for doubtful accounts of $37,937 and $40,840 as of March 31, 2011 and December 31, 2010, respectively	9,667	12,522
Deferred income tax assets, net	4,208	5,092
Other assets, net	32,479	42,752
Assets of discontinued operations	18,975	19,055

TOTAL ASSETS	$1,499,199	$1,571,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of capital lease obligations	$862	$783
Accounts payable	41,469	56,013
Accrued expenses:
Payroll and related benefits	47,665	73,608
Advertising and production costs	27,855	18,846
Income taxes	17,254	—
Earnout payments	17,643	17,439
Other	52,563	98,113
Deferred tuition revenue	171,205	176,102
Liabilities of discontinued operations	14,908	15,100

Total current liabilities	391,424	456,004

NON-CURRENT LIABILITIES:
Capital lease obligations, net of current maturities	561	1,223
Deferred rent obligations	104,224	103,996
Earnout payments	3,251	7,690
Other liabilities	40,570	30,853
Liabilities of discontinued operations	32,839	37,576

Total non-current liabilities	181,445	181,338

SHARE-BASED AWARDS SUBJECT TO REDEMPTION	137	153
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 82,058,619 and 81,220,265 shares issued, 77,658,525 and 81,209,410 shares outstanding as of March 31, 2011 and December 31, 2010, respectively	821	812
Additional paid-in capital	582,497	576,853
Accumulated other comprehensive income (loss)	8,247	(81)
Retained earnings	430,042	356,991
Cost of 4,400,094 and 10,855 shares in treasury as of March 31, 2011 and December 31, 2010, respectively	(95,414)	(191)

Total stockholders’ equity	926,193	934,384

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,499,199	$1,571,879

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Quarters Ended March 31,
	2011	2010
REVENUE:
Tuition and registration fees	$521,094	$509,508
Other	22,267	19,918

Total revenue	543,361	529,426

OPERATING EXPENSES:
Educational services and facilities	168,901	159,162
General and administrative	240,859	264,140
Depreciation and amortization	20,366	16,678

Total operating expenses	430,126	439,980

Operating income	113,235	89,446

OTHER INCOME (EXPENSE):
Interest income	237	247
Interest expense	(26)	(13)
Miscellaneous income (expense)	2,000	(277)

Total other income (expense)	2,211	(43)

PRETAX INCOME	115,446	89,403
Provision for income taxes	41,861	32,257

INCOME FROM CONTINUING OPERATIONS	73,585	57,146

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(550)	(1,924)

NET INCOME	$73,035	$55,222

NET INCOME (LOSS) PER SHARE—BASIC:
Income from continuing operations	$0.97	$0.69
Loss from discontinued operations	(0.01)	(0.02)

Net income per share	$0.96	$0.67

NET INCOME (LOSS) PER SHARE—DILUTED:
Income from continuing operations	$0.96	$0.69
Loss from discontinued operations	(0.01)	(0.03)

Net income per share	$0.95	$0.66

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	76,139	82,298

Diluted	76,753	83,116

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Quarters Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$73,035	$55,222
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization expense	20,366	16,753
Bad debt expense	17,151	26,217
Compensation expense related to share-based awards	4,200	4,995
(Gain)/loss on disposition of property and equipment	(1,801)	337
Changes in operating assets and liabilities	(53,295)	(50,056)

Net cash provided by operating activities	59,656	53,468

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(60,934)	(117,628)
Sales of available-for-sale investments	60,774	111,782
Purchases of property and equipment	(23,792)	(19,757)
Earnout payments	(4,235)	(4,382)
Proceeds on the sale of assets	6,259	—
Other	85	(309)

Net cash used in investing activities	(21,843)	(30,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(89,915)	(89,637)
Issuance of common stock	1,292	883
Tax benefit associated with stock option exercises	159	64
Payments of capital lease obligations	(641)	(749)

Net cash used in financing activities	(89,105)	(89,439)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	1,071	(2,857)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(50,221)	(69,122)
DISCONTINUED OPERATIONS CASH ACTIVITY INCLUDED ABOVE:
Add: Cash balance of discontinued operations, beginning of the period	—	738
Less: Cash balance of discontinued operations, end of the period	—	169
CASH AND CASH EQUIVALENTS, beginning of the period	289,482	284,334

CASH AND CASH EQUIVALENTS, end of the period	$239,261	$215,781

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

1. DESCRIPTION OF THE COMPANY

The colleges, schools and universities that are part of the Career Education Corporation (“CEC”) family offer high-quality education to a diverse student population of more than 119,000 students across the world in a variety of career-oriented disciplines through online, on-ground and hybrid learning program offerings. The more than 90 campuses that serve these students are located throughout the United States and in France, Italy, the United Kingdom and Monaco, and offer doctoral, master’s, bachelor’s and associate degrees and diploma and certificate programs.

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

As used in this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “the Company” and “CEC” refer to Career Education Corporation and our wholly-owned subsidiaries. The terms “school” and “university” refer to an individual, branded, proprietary educational institution, owned by us and includes its campus locations. The term “campus” refers to an individual main or branch campus operated by one of our schools or universities.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The unaudited consolidated financial statements presented herein include the accounts of CEC. All inter-company transactions and balances have been eliminated.

The Company analyzes performance and makes decisions based on the allocation of resources, and as a result, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 – Segment Reporting, we determined that the following reporting segments would be reported as of January 1, 2011: CTU, AIU, Health Education, Culinary Arts, Art & Design and International. This change in reporting segments was a result of changes in the organizational structure. This will result in no change to our previously reported Health Education, Culinary Arts and International segments. Our previously reported University segment will now be divided into three components: CTU, AIU and Art & Design. All prior period results have been recast to present results on a comparable basis.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

As of March 31, 2011, we have reclassified a portion of our current assets and liabilities associated with uncertain tax positions as non-current. Our December 31, 2010 unaudited consolidated balance sheet has been recast to be comparable to the current period.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU specifies that when comparative financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective for business combinations with acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 with early adoption permitted. Management has fully evaluated this guidance, and our adoption did not have a material impact on our unaudited consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU requires that reporting units with zero or negative carrying amounts perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public entities, ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010; early adoption is not permitted. Management has fully evaluated this guidance, and the adoption did not materially impact our financial condition, results of operations and disclosures.

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures regarding transfers within the fair value hierarchy and the Level 3 reconciliation, and clarifies existing disclosure requirements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 roll forward on a gross basis, which is effective for fiscal years beginning after December 15, 2010. Management has fully considered this guidance when determining the fair value and related disclosures of our financial assets and liabilities as of March 31, 2011, and our adoption did not have a material impact on our unaudited consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, which provides guidance on whether multiple deliverables exist and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. ASU 2009-13, which is effective for fiscal years beginning on or after June 15, 2010 was effective for us on January 1, 2011. Management has fully evaluated this guidance, and the adoption did not materially impact our financial condition, results of operations and disclosures.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

4. DISCONTINUED OPERATIONS

As of March 31, 2011, the results of operations for schools that have ceased operations or were sold are presented within discontinued operations.

Results of Discontinued Operations

Combined summary of unaudited results of operations for our discontinued operations for the quarters ended March 31, 2011 and 2010 were as follows:

	For the Quarters Ended March 31,
	2011	2010
	(Dollars in thousands)
Revenue	$—	$243

Loss before income tax	$(846)	$(2,468)
Income tax benefit	(296)	(544)

Loss from discontinued operations, net of tax	$(550)	$(1,924)

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our unaudited consolidated balance sheets as of March 31, 2011 and December 31, 2010 include the following:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Assets:
Current assets:
Receivables, net	79	89
Prepaid expenses	—	1,294
Deferred income tax assets	4,786	4,786
Other current assets	—	573

Total current assets	4,865	6,742

Non-current assets:
Deferred income tax assets	17,043	17,043
Other assets, net	1,932	2,012

Total assets of discontinued operations	$23,840	$25,797

Liabilities:
Current Liabilities:
Accounts payable	$108	$329
Accrued payroll and related benefits	—	216
Accrued expenses	957	1,753
Remaining lease obligations	13,843	12,802

Total current liabilities	14,908	15,100
Non-current liabilities:
Remaining lease obligations	32,839	37,576

Total liabilities of discontinued operations	$47,747	$52,676

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Remaining Lease Obligations

A number of the campuses that ceased operations have remaining lease obligations that expire during the years 2011 to 2019. A liability is recorded representing the fair value of the remaining lease obligation at the time in which the space is no longer being utilized. Changes in our future remaining lease obligations, which are reflected within current and non-current liabilities of discontinued operations on our unaudited consolidated balance sheets, for our discontinued operations for the quarters ended March 31, 2011 and 2010, were as follows:

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Balance, End of Period
	(Dollars in thousands)
For the quarter ended March 31, 2011	$50,378	$(1,173)	$(2,523)	$46,682

For the quarter ended March 31, 2010	$71,163	$192	$(5,560)	$65,795

(1)	Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates, and variances between estimated and actual charges, net of any reversals for terminated lease obligations.

5. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents and Investments

Cash and cash equivalents and investments from our continuing operations consist of the following as of March 31, 2011 and December 31, 2010:

	March 31, 2011
		(Dollars in thousands) Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$125,717	$—	$—	$125,717
Money market funds	113,168	376	—	113,544

Total cash and cash equivalents	238,885	376	—	239,261

Short-term investments (available-for-sale):
U.S. Treasury bills	159,827	15	(11)	159,831

Total cash and cash equivalents and short-term investments	$398,712	$391	$(11)	$399,092

Long-term investments:
Municipal bonds	$11,750	$—	$(439)	$11,311

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

In the table above, unrealized holding losses as of March 31, 2011 relate to cash equivalents and short-term investments that have been in a continuous unrealized loss position for less than one year. The table also includes unrealized holding losses that relate to our long-term investments in municipal bonds, which are auction rate securities (“ARS”). When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been less than the cost basis, the financial condition of the investee, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value. The decline in the fair value of our municipal bonds through March 31, 2011 is attributable to the continued lack of activity in the ARS market, exposing these investments to liquidity risk.

Included in cash and cash equivalents above are amounts related to certain of our European campuses that are operated on a not-for-profit basis. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. The amount of cash and cash equivalents of our not-for-profit schools with restrictions was $57.8 million and $58.5 million at March 31, 2011 and December 31, 2010, respectively. Restrictions on cash balances have not affected our ability to fund operations.

Money market funds. Money market funds are mutual funds that invest in lower risk securities and generate low yields. Such funds maintain clear investment guidelines and seek to limit credit, market and liquidity risks.

Municipal bonds: Municipal bonds represent debt obligations issued by states, cities, counties, and other governmental entities, which earn federally tax-exempt interest. ARS generally have stated terms to maturity of greater than one year. We classify investments in ARS as non-current on our unaudited consolidated balance sheets within other assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continue to accrue interest and are auctioned on a set interval until the auction succeeds, the issuer calls the securities, or they mature. As of March 31, 2011, we have determined these investments are at risk for impairment due to the nature of the liquidity of the market over the past year. Cumulative unrealized losses as of March 31, 2011, amount to $0.4 million and are reflected within other comprehensive income as a component of stockholders’ equity. We believe this impairment is temporary, as we do not intend to sell the investments and it is unlikely we will be required to sell the investments before recovery of their amortized cost basis.

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

As of March 31, 2011, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of U.S. Treasury bills that are publicly traded and for which market prices are readily available.

As of March 31, 2011, we also held investments in ARS, which are classified as available-for-sale and reflected at fair value. The auction events for these investments have been failing for over two years. The fair values of these securities are estimated utilizing a discounted cash flow analysis as of March 31, 2011. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics.

Investments measured at fair value on a recurring basis subject to the disclosure requirements issued by the FASB ASC under Topic 820 – Fair Value Measurements and Disclosures at March 31, 2011 and December 31, 2010, were as follows:

	As of March 31, 2011
		(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Municipal bonds	$—	$—	$11,311	$11,311
U.S. Treasury bills	159,831	—	—	159,831

Totals	$159,831	$—	$11,311	$171,142

	As of December 31, 2010
		(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Municipal bonds	$—	$—	$11,311	$11,311
U.S. Treasury bills	159,671	—	—	159,671

Totals	$159,671	$—	$11,311	$170,982

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC Topic 820 at March 31, 2011:

(Dollars in thousands)
Balance at December 31, 2010	$11,311
Unrealized gain/(loss)	—

Balance at March 31, 2011	$11,311

Credit Agreement

As of March 31, 2011, we had letters of credit totaling $5.2 million outstanding under our $185.0 million U.S. Credit Agreement. Credit availability under our U.S. Credit Agreement as of March 31, 2011, was $179.8 million.

6. STUDENT RECEIVABLES

Student receivables represent funds owed to the Company in exchange for the educational services that have been provided to a student. Student receivables are reflected net of an allowance for doubtful accounts and net of deferred tuition revenue. Student receivables, net are reflected on our unaudited consolidated balance sheets as components of both current and non-current assets.

Generally, a student receivable balance is written off once it reaches greater than 90 days past due. Although we analyze past due receivables, it is not practical to provide an aging of our non-current student receivable balances as a result of the methodology utilized in determining our earned student receivable balances. Student receivables are recognized on our unaudited consolidated balance sheets as they are deemed earned over the course of a student’s program and/or term, and therefore cash collections are not applied against specifically dated transactions.

We do not accrue interest on past due student receivables; interest is recorded only upon collection. Interest rates are determined at the time a payment plan is extended to a student.

Our standard student receivable allowance estimation methodology considers a number of factors that, based on our collection experience, we believe have an impact on our repayment risk and ability to collect student receivables. Changes in the trends in any of these factors may impact our estimate of the allowance for doubtful accounts. These factors include, but are not limited to: internal repayment history, repayment practices of previous extended payment programs and information provided by a third-party institution who previously offered similar extended payment programs, changes in the current economic, legislative or regulatory environments and credit worthiness of our students. These factors are monitored and assessed on a regular basis. Overall, our allowance estimation process for student receivables is validated by trending analysis and comparing estimated and actual performance. The repayment risk associated with student receivables under extended payment plans is generally higher than those not related to extended payment plans; as such, the allowance for doubtful accounts for these student receivables as a percentage of outstanding student receivables is higher.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Student Receivables under Extended Payment Plans

The Company had previously provided extended payment plans to certain students to help ensure that they could complete their educational programs. The Company has discontinued providing extended payment plans to new students. The Company expects to recognize an additional $10 million in student receivables, net of an allowance of approximately $7 million over the remainder of 2011 related to extended payment plans provided to existing students. The Company expects any additional amounts recognized in 2012 related to its extended payment plans to be immaterial to its overall results of operations. As of March 31, 2011, the amount of student receivables under student extended payment plans, net of allowance for doubtful accounts and net of deferred tuition revenue, was $6.3 million.

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

Outstanding net recourse loan receivable balances for continuing operations as of March 31, 2011 and December 31, 2010 were $3.4 million and $3.5 million, respectively. These receivables are reported under non-current assets as a component of student receivables, net within the unaudited consolidated balance sheets.

Student Receivables Valuation Allowance

Changes in our current and non-current receivables allowance for the quarters ended March 31, 2011 and 2010 were as follows:

	Balance, Beginning of Period	Charges to Expense (1)	Amounts Written-off	Balance, End of Period
	(Dollars in thousands)
For the quarter ended March 31, 2011	$90,944	$17,306	$(20,969)	$87,281

For the quarter ended March 31, 2010 (2)	$53,334	$26,375	$(15,482)	$64,227

(1)	Charges to expense include an offset for recoveries of amounts previously written off of $3.3 million for each of the quarters ended March 31, 2011 and 2010.
(2)	For the quarter ended March 31, 2010, amount includes pretax expense of $8.1 million related to an increase in reserve rates applied to outstanding receivable balances attributable to our extended payment plan programs and our previously terminated recourse loan programs.

Fair Value Measurements

The carrying amount reported in our unaudited consolidated balance sheets for the current portion of student receivables approximates fair value because of the nature of these financial instruments as they generally have short maturity periods. It is not practicable to estimate the fair value of the non-current portion of student receivables, since observable market data is not readily available, and no reasonable estimation methodology exists.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

7. COMMITMENTS AND CONTINGENCIES

Our estimated accrual for legal fees and settlements is presented within other current liabilities on our unaudited consolidated balance sheets. This accrual decreased approximately $37.9 million from $43.5 million at December 31, 2010 to $5.6 million at March 31, 2011. The Company paid $40.0 million during the first quarter 2011 related to the settlement of a certain legal matter that had been incurred and reflected as a liability as of December 31, 2010.

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

In October 2010, the parties reached agreement on all the material terms of a settlement and executed a formal settlement agreement as of November 1, 2010. The settlement is subject to court approval. The monetary component of the settlement involves payment by the Company of approximately $40.8 million to pay claims by all students who enrolled in CCA and/or graduated from CCA from September 28, 2003 through October 8, 2008. The payment includes plaintiffs’ attorneys’ fees and certain expenses to be incurred in connection with the implementation of the settlement. During 2010, the Company recorded a pretax charge of $40.8 million which represents our best estimate of the loss related to this matter. The settlement has been preliminarily approved by the court and the parties are in the process of implementing the settlement terms. The Company disbursed $40.0 million during the current quarter, as required by the terms of the agreement.

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

Because of the many questions of fact and law that have already arisen and that may arise in the future, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for this action because of the inherent difficulty in assessing the appropriate measure of damages and the number of potential class members who might be entitled to recover damages, if we were to be found liable. Accordingly, we have not recognized any liability associated with this action.

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

Because of the many questions of fact and law that have already arisen, and that may arise in the future, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for this action because of the inherent difficulty in assessing the appropriate measure of damages and the number of class members who might be entitled to recover damages, if we were to be found liable. Accordingly, we have not recognized any liability associated with this action.

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

The plaintiffs have filed an amended complaint, in which they assert the same claims against the Company, but have added claims against approximately 15 student lenders. The plaintiffs allege the student lenders are contractually liable for damages incurred as a result of conduct by the Company by virtue of certain “holder clauses” included in their loan documents.

On or about April 19, 2011, the same attorneys representing the plaintiffs in the Vasquez action filed a separate complaint in the Los Angeles County Superior Court, alleging essentially the same claims against the Company and the lenders on behalf of approximately 300 individual students. Plaintiffs seek compensatory and punitive damages, disgorgement and restitution of tuition monies received, attorneys’ fees, costs and injunctive relief. The Company has not responded to the new complaint and the court has ordered that it be stayed pending a decision in Vasquez on a motion for class certification.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The parties are engaged in class discovery and the Court is expected to set a hearing on class discovery during the second or third quarter of 2011.

Because of the many questions of fact and law that have already arisen and that may arise in the future, the outcome of these legal proceedings is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for these actions because our possible liability depends on an assessment of the appropriate measure of damages, if we were to be found liable and whether, in the case of the Vasquez action, a class is certified and, if so, the size of any such class. Accordingly, we have not recognized any liability associated with these actions.

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

Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action because the complaint does not seek a specified amount of damages and it is unclear how damages would be calculated. Moreover, the case presents novel legal issues and discovery is in its early stages. Accordingly we have not recognized any liability associated with this action.

Telephone Consumer Protection Act Litigation

Fahey, et al v. Career Education Corporation; Rojas, et al v. Career Education Corporation. On August 4, 2010, a putative class action lawsuit was filed in the Circuit Court of Cook County, Illinois, by Sheila Fahey alleging that she had received an unauthorized text message advertisement in violation of the Telephone Consumer Protection Act. On September 3, 2010, CEC removed this case to the U.S. District Court for the Northern District of Illinois. On November 22, 2010, CEC filed a motion to dismiss the Fahey case. That motion is still pending. Judge James B. Zagel has stayed any further activity on the Fahey case until resolution of an appeal in the Seventh Circuit of a case involving issues similar to those raised in the Motion to Dismiss. On August 18, 2010, the same counsel representing plaintiffs in the Fahey action filed a similar lawsuit in the U.S. District Court for the Northern District of Illinois on behalf of Sergio Rojas alleging similar violations of the TCPA. Rojas, like Fahey, seeks class certification of his claims. The alleged classes are defined to include

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

persons who received unauthorized text message advertisements from CEC. Rojas and Fahey each seek an award trebling the statutory damages to the class members, together with costs and reasonable attorneys’ fees. Judge Virginia M. Kendall has established a deadline of September 30, 2011 for the parties to conclude all fact discovery in the Rojas case. All other matters in the case, including additional briefing on Plaintiff’s Motion for Class Certification, will be addressed following the conclusion of fact discovery. Judge Kendall has denied Plaintiff’s Motion to Consolidate the Rojas and Fahey cases.

Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a potential range of loss for this action because these matters are in their early stages, and involve many unresolved issues of fact and law. Moreover, we do not know the number of class members, if any, entitled to recovery. Accordingly, we have not recognized any liability associated with these actions.

Wage & Hour Litigation

Kelly, et al. v. Career Education Corporation, et al. On or about December 20, 2010, Edward J. Kelly, Jon Pizzica, and Christopher Steinbrunn (“Plaintiffs”) filed a collective action complaint in the United States District Court for the Western District of Pennsylvania against Career Education Corporation (“CEC”) alleging that CEC had violated the Fair Labor Standards Act (“FLSA”) by failing to pay Plaintiffs for all of the hours that they worked, including overtime hours (the “Kelly lawsuit”). Plaintiffs formerly worked as Admissions Representatives at Le Cordon Bleu Institute of Culinary Arts, Inc. in Pittsburgh, Pennsylvania (“LCB-Pittsburgh”). The Kelly lawsuit is brought on behalf of all current and former Admissions Representatives at all of CEC’s culinary arts strategic business units for the period commencing three years prior to the filing of the collective action complaint to the present. In their collective action complaint, Plaintiffs in the Kelly lawsuit seek unspecified back overtime pay, attorneys’ fees and costs, and liquidated and/or compensatory damages. On March 8, 2011, the Court granted conditional collective action certification in the Kelly lawsuit as to Admissions Representatives who worked at LCB-Pittsburgh only. Notice of the Kelly lawsuit has not been disseminated to the class. As of April 20, 2011, 11 other former Admissions Representatives who worked at LCB-Pittsburgh joined the litigation by filing consent to join forms with the Court.

On April 19, 2011, CEC, without admitting any liability, reached an agreement in principle to settle both the Kelly lawsuit and a related Pennsylvania state court lawsuit. The settlement will require the consolidation of the lawsuits and approval by the Court. The settlement will resolve the consolidated lawsuit on a collective action and class action basis. As a result of the settlement, and following the execution thereof, both the Kelly and the related state court lawsuit will be dismissed with prejudice. The Company estimates the loss related to this matter at $0.2 million.

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

An ED program review report for Gibbs College – Livingston, NJ (school closed) and final determination letters for Katharine Gibbs School – New York, NY (school closed) and Le Cordon Bleu College of Culinary Arts, Austin, TX are currently pending. The program review report and/or final determination letter will, generally, cover a school’s main campus and any branch campuses. We are committed to resolving all issues identified in connection with these program reviews to ED’s satisfaction and ensuring that our schools operate in compliance with all ED regulations.

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

The following is a summary of our income tax provision and effective tax rate for continuing operations:

	For the Quarters Ended March 31,
	2011	2010
	(Dollars in thousands)
Pretax income	$115,446	$89,403
Provision for income taxes	$41,861	$32,257
Effective tax rate	36.3%	36.1%

We estimate that it is reasonably possible that the liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $2.4 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. Based upon a change in circumstances for one of our uncertain tax positions, $10.1 million of our gross unrecognized tax benefits was reclassified to other non-current liabilities on our unaudited consolidated balance sheet as of March 31, 2011. The income tax rate for the quarter ended March 31, 2011 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of March 31, 2011, we had accrued $3.9 million as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely examined by federal, state and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service completed its examination of our U.S. income tax returns through our tax year ended December 31, 2007.

9. STOCK REPURCHASE PROGRAM

During the quarter ended March 31, 2011, we repurchased 4.1 million shares of our common stock for approximately $89.9 million at an average price of $21.69 per share. As of March 31, 2011, approximately $200.5 million was available under our authorized stock repurchase program to repurchase outstanding shares of our common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. The repurchase of shares of our common stock reduces the amount of cash available to pay cash dividends to our stockholders. We have never paid cash dividends on our common stock.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

On November 15, 2010, we entered into a stock repurchase plan established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “1934 Act”), in connection with our previously authorized stock repurchase program. A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be unable to do so under the 1934 Act’s insider trading rules. This stock repurchase plan facilitated purchases of our common stock under our previously authorized stock repurchase program. Purchases of common stock under this plan were subject to specified parameters and certain price and volume restraints as established in the plan. Of the 4.1 million shares repurchased during the first quarter of 2011, 3.7 million shares of our common stock for $79.9 million at an average price of $21.47 per share were purchased by our designated broker during January 2011.

10. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Career Education Corporation 2008 Incentive Compensation Plan (the “2008 Plan”) authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards. Any shares of CEC common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share granted for purposes of the aggregate share limit and any shares of CEC common stock that are subject to any other form of award will be counted as 1.67 shares for each share granted for purposes of the aggregate share limit. As of March 31, 2011 there were approximately 4.7 million shares of common stock available for future share-based awards under the 2008 Plan.

As of March 31, 2011, we estimate that pretax compensation expense of $24.2 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, including both stock options and shares of restricted stock. We expect to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock or by using treasury shares.

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Stock option activity during the quarter ended March 31, 2011, under all of our plans was as follows:

	Options	Weighted Average Exercise Price
	(Options in thousands)
Outstanding as of December 31, 2010	3,575	$28.29
Granted	454	21.80
Exercised	(52)	13.39
Forfeited	(12)	26.15
Cancelled	(18)	45.68

Outstanding as of March 31, 2011	3,947	$27.67

Exercisable as of March 31, 2011	2,743	$29.10

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

The following table summarizes information with respect to all outstanding shares of restricted stock under our plans during the quarter ended March 31, 2011:

	Shares	Weighted Average Grant-Date Fair Value Per Share
	(Shares in thousands)
Outstanding as of December 31, 2010	2,189	$23.17
Granted	850	21.81
Vested	(709)	14.49
Forfeited	(94)	27.90

Outstanding as of March 31, 2011	2,236	$25.21

Change in Control Provisions

Each of the share-based awards granted under the 2008 Plan, the 1998 Employee Plan and the Directors’ Plan, including stock options and shares of restricted stock, are subject to “change in control” provisions that accelerate vesting of outstanding equity awards under the plans under certain circumstances. Under these Plans and related amendments, a change in control generally is deemed to have occurred if, among other things, any corporation, person, or other entity (other than CEC, a majority-owned subsidiary of CEC or any of CEC’s subsidiaries, or an employee benefit plan sponsored or maintained by CEC), including a “group” as defined in Section 13(d)(3) of the Exchange Act, becomes the beneficial owner of our common stock representing more than 20% under our 1998 Employee Plan and Directors’ Plan (35% for any awards held by members of our

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Board of Directors and executives subject to reporting under Section 16 of the Exchange Act), or 35% under our 2008 Plan, of the combined voting power of our then outstanding common stock. Generally, under the 1998 Plans, accelerated vesting of outstanding awards occurs upon a change in control; under the 2008 Plan, which is a ‘double-trigger’ plan, accelerated vesting occurs when an award holder is terminated involuntarily not for cause within two years after a change in control of the Company.

In January 2011, the acceleration provisions of the 1998 Employee Plan and the Directors’ Plan were triggered, as the Company’s stock repurchase activities reduced total shares outstanding and resulted in increasing Blum Capital Partners LLP’s holdings to more than 20% of the combined voting power of our outstanding common stock. As a result of this event, we recognized accelerated share-based compensation expense of approximately $0.6 million in January 2011 due to the accelerated vesting of those unvested options and restricted stock awards subject to the 20% threshold under our 1998 Plan. Subsequent to this accelerated vesting event, all outstanding unvested equity awards under the Company’s incentive stock plans are subject to the 35% threshold.

As of March 31, 2011, Blum Capital Partner’s LLP was the only holder of 20% or more of the combined voting power of our outstanding stock.

11. WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted net income per share for the quarters ended March 31, 2011 and 2010 were as follows:

	For the Quarters Ended March 31,
	2011	2010
	(Shares in thousands)
Basic common shares outstanding	76,139	82,298
Common stock equivalents	614	818

Diluted common shares outstanding	76,753	83,116

Included in our common shares outstanding are options to purchase shares of our common stock that were not included in the computation of diluted net income per share. These shares were excluded because the options’ exercise prices were greater than the average market price of our common stock during the periods, and, therefore, the effect would have been anti-dilutive. The shares that would have had an anti-dilutive effect on our diluted net income per share for the quarters ended March 31, 2011 and 2010 were as follows:

	For the Quarters Ended March 31,
	2011	2010
	(Shares in thousands)
Options that would have had an anti-dilutive effect	2,529	2,308

In addition to the common stock issued upon the exercise of employee stock options and the granting of restricted stock awards, we issued less than 0.1 million shares of our common stock upon the purchase of common stock pursuant to our employee stock purchase plan during each of the quarters ended March 31, 2011 and 2010.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

12. SEGMENT REPORTING

The Company analyzes performance and makes decisions based on the allocation of resources, and as a result, in accordance with FASB ASC Topic 280 – Segment Reporting, we determined that the following reporting segments would be reported as of January 1, 2011: CTU, AIU, Health Education, Culinary Arts, Art & Design and International. This change in reporting segments was a result of changes in the organizational structure. This will result in no change to our previously reported Health Education, Culinary Arts and International segments. Our previously reported University segment will now be divided into three components: CTU, AIU and Art & Design. All prior period results have been recast to present results on a comparable basis.

As a result of the organization restructure, we reassigned the goodwill balances to each reporting unit in accordance with FASB ASC Topic 350 – Intangibles – Goodwill and Other. Of the $87.6 million goodwill balance previously reported for the University reporting unit, $46.2 million was assigned to CTU and $41.4 million was assigned to AIU. In addition, in accordance with FASB ASC Paragraph 350-20-35-30, we performed an analysis and concluded there was no goodwill impairment for either CTU or AIU following the reallocation. There were no changes to Art & Design’s goodwill balance, as it was and remains a stand-alone reporting unit for goodwill impairment testing purposes.

As a result of the organizational restructure, the Company now has six reporting segments. All prior period results have been recast to reflect our reporting segments as of March 31, 2011. The reporting segments are described below.

CTU includes our Colorado Technical University schools. These schools collectively offer academic programs in the career-oriented disciplines of business studies, information systems and technologies, criminal justice, computer science and engineering, and health sciences in an online, classroom or laboratory setting.

AIU includes our American InterContinental University schools. These schools collectively offer academic programs in the career-oriented disciplines of business studies, information technologies, criminal justice and design in an online, classroom or laboratory setting.

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

Art & Design includes IADT, Harrington College of Design, Collins College and Brooks Institute schools. These schools offer academic programs primarily in the career-oriented disciplines of fashion design, game design, graphic design, interior design, film and video production, photography and visual communications in a classroom, laboratory or online setting.

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

Summary financial information by reporting segment is as follows:

	Revenue		Operating Income (Loss)
	For the Quarters Ended March 31,		For the Quarters Ended March 31,
	2011	2010	2011	2010
	(Dollars in thousands)
CTU	$118,065	$110,999	$36,288	$29,406
AIU	104,274	116,778	27,617	32,798
Health Education	116,309	103,864	11,630	11,008
Culinary Arts	91,773	92,754	13,767	8,205
Art & Design	64,600	62,887	10,395	6,504
International	48,476	42,338	14,115	13,432
Corporate and Other (1)	(136)	(194)	(577)	(11,907)

Total	$543,361	$529,426	$113,235	$89,446

	Total Assets as of (2)
	March 31, 2011	December 31, 2010
	(Dollars in thousands)
CTU (3)	$75,210	$52,566
AIU (3)	85,785	112,159
Health Education	278,989	283,558
Culinary Arts	332,624	339,848
Art & Design	84,518	91,514
International	270,717	269,723
Corporate and Other	347,516	396,714
Discontinued Operations	23,840	25,797

Total	$1,499,199	$1,571,879

(1)	First quarter of 2011 includes a $7.0 million insurance recovery related to previously settled legal matters. The prior year quarter included a $2.4 million pretax lease termination charge related to our former corporate headquarters and a $4.1 million pretax charge for an increase in the allowance for doubtful accounts related to our previously terminated recourse loan program.
(2)	Total assets do not include the following intercompany activity: receivable or payable activity between schools and corporate and investments in subsidiaries.
(3)	During the first quarter of 2011 and in conjunction with the segment reorganization, $27.9 million of the goodwill balance attributable to the former University reporting unit was reclassified from AIU to CTU, in accordance with FASB ASC Topic 350 – Intangibles – Goodwill and Other.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

13. TOTAL COMPREHENSIVE INCOME

Total comprehensive income is composed of the change in cumulative translation adjustments and unrealized gains and losses on available-for-sale investments net of the effects of income taxes. The following table presents the components of comprehensive income (loss) for the periods presented:

	For the Quarters Ended March 31,
	2011	2010
	(Dollars in thousands)
Net income	$73,035	$55,222
Other comprehensive income (loss):
Foreign currency translation adjustments	8,243	(7,757)
Unrealized gains/(losses) on investments, net of tax	85	(159)

Total comprehensive income	$81,363	$47,306

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance, business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “project,” “will,” “potential” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those matters discussed in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q, that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.

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

The Company analyzes performance and makes decisions based on the allocation of resources, and as a result, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 – Segment Reporting, we determined that the following reporting segments would be reported as of January 1, 2011: CTU, AIU, Health Education, Culinary Arts, Art & Design and International. This change in reporting segments was a result of changes in the organizational structure. This will result in no change to our previously reported Health Education, Culinary Arts and International segments. Our previously reported University segment will now be divided into three components: CTU, AIU and Art & Design.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The MD&A is intended to help investors understand the results of operations, financial condition and present business environment. The MD&A is organized as follows:

•	2011 First Quarter Overview

•	Consolidated Results of Operations

•	Segment Results of Operations

•	Summary of Significant Accounting Policies and Estimates

•	Liquidity, Financial Position and Capital Resources

2011 First Quarter Overview

We continue to experience the impact of a weak economic environment and the decline in new student starts and average student population. As we await the release of final regulations related to our industry, we continue to examine our operating strategy and maximize cost efficiencies without sacrificing the high-quality education experience we offer to our students. Our mission of changing lives through education remains at the forefront of our strategic decisions for 2011 and beyond.

Our new Culinary Arts operating model that was announced in the fourth quarter 2010 is proceeding as expected. We believe this model, which focuses on our 12-month certificate program, will appeal to an even broader range of potential students and allows us to respond to the current and potential changes in the regulatory environment. Because our certificate program has a lower tuition rate than our degree programs, we believe students will need less financing support outside of their eligibility to participate in the Title IV Programs. As a result, the Company discontinued offering extended payment plans to students within Culinary Arts. In addition, the Company no longer offers extended payment plan financing to our new students within our other operating segments.

In January 2011, we substantially completed the changes to our infrastructure in our effort to reduce costs in the corporate organization and optimize the utilization of our shared services organization. These changes allow us to better serve our internal customers and consolidate “like processes” and functions under common leadership.

Health Education continues to expand its footprint while maintaining focus on the lifelong learning process for its students. CEC now has 39 Health Education campuses, up from 24 in 2008, and we expect to open up to three additional U.S. campuses in 2011. Our online forum for Health Education students encourages continuous learning both during school and after graduation, and aims to provide better student placement outcomes at an affordable cost to the student. In March 2011, we announced that George K. Grayeb resigned from his position as senior vice president of Health Education to pursue other opportunities. Thomas O’Donnell, vice president of operations for new school development for Health Education, has assumed interim leadership of this operating segment.

Current quarter revenue of $543.4 million was 2.6% or $13.9 million higher as compared to the prior year quarter, primarily driven by a 2% increase in student population. Operating income increased $23.8 million, or 26.6%, to $113.2 million, and operating margin increased approximately 390 basis points to 20.8%, as compared to operating income of $89.4 million and operating margin of 16.9% for the prior year quarter. Operating income for the current quarter included a $7.0 million insurance recovery related to previously settled legal matters. Operating income for the prior year quarter included an $8.1 million charge for an increase in the allowance for doubtful accounts related to certain extended payment plan programs, as well as $3.7 million in lease termination charges incurred in connection with the move to our new campus support center.

Total student population increased 2% due to increases in Health Education, Culinary Arts, International and CTU, while new student starts decreased 14%, as compared to the prior year quarter. The decrease in new student starts was driven by declines in all of our reporting segments except International, most notably within AIU, CTU and Art & Design. The weak economic environment, negative publicity in our sector and increased competitiveness for prospective students drove a continuation of the trends that began in the second half of 2010; student population increasing at a slower pace and new student starts declining as compared to prior periods. We remain committed to improving student outcomes and are focusing on several initiatives aimed toward better preparing our students for success. Within CTU and AIU, these initiatives include our Student Orientation and Academic Readiness (“SOAR”) program, which better prepares our students for their entire course of study, lower student-to-teacher ratios and a change in credit load structure.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters ended March 31, 2011 and 2010.

	For the Quarters Ended March 31,				% Change
	2011	% of Total Revenue	2010	% of Total Revenue	2011 vs. 2010
	(Dollars in thousands)
TOTAL REVENUE	$543,361		$529,426		2.6%

OPERATING EXPENSES
Educational services and facilities	168,901	31.1%	159,162	30.1%	6.1%
General and administrative:
Advertising	74,379	13.7%	76,139	14.4%	-2.3%
Admissions	51,793	9.5%	57,270	10.8%	-9.6%
Administrative	97,381	17.9%	104,356	19.7%	-6.7%
Bad debt	17,306	3.2%	26,375	5.0%	-34.4%

Total general and administrative expense	240,859	44.3%	264,140	49.9%	-8.8%
Depreciation and amortization	20,366	3.7%	16,678	3.2%	22.1%

OPERATING INCOME	113,235	20.8%	89,446	16.9%	26.6%

PRETAX INCOME	115,446	21.2%	89,403	16.9%	29.1%
PROVISION FOR INCOME TAXES	41,861	7.7%	32,257	6.1%	29.8%

Effective tax rate	36.3%		36.1%
INCOME FROM CONTINUING OPERATIONS	$73,585	13.5%	$57,146	10.8%	28.8%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(550)	-0.1%	(1,924)	-0.4%	-71.4%

NET INCOME	$73,035	13.4%	$55,222	10.4%	32.3%

Educational services and facilities expense includes costs directly attributable to the educational activity of our schools, including, among other things, (1) salaries and benefits of faculty, academic administrators, and student support personnel, (2) costs of educational supplies and facilities, including rents on school leases, certain costs of establishing and maintaining computer laboratories, costs of student housing, and owned and leased facility costs, and (3) certain student financing costs. Also included in educational services and facilities expense are costs of other goods and services provided by our schools, including, among other things, costs of textbooks, laptop computers, dormitory services, restaurant services, contract training and cafeteria services.

General and administrative expense includes salaries and benefits of personnel in corporate and school administration, marketing, admissions, financial aid, accounting, human resources, legal and compliance. Costs of promotion and development, advertising and production of marketing materials, occupancy of the corporate offices and bad debt expense are also included in this expense category.

Quarter Ended March 31, 2011 as Compared to Quarter Ended March 31, 2010

Revenue

Total revenue increased $13.9 million, or 2.6% from the prior year quarter driven primarily by a 2% increase in student population. Health Education, CTU, International and Art & Design experienced increases in revenue as compared to the prior quarter. New student starts decreased 14% as we experienced a decline in the majority of our segments, most notably within AIU, CTU and Art & Design, due to a reduction in new student interest as well as decreased student retention as compared to the prior year quarter.

Educational Services and Facilities Expense

Educational services and facilities expense increased $9.7 million, or 6.1% as compared to the prior year quarter. The increase is mainly a result of an increase in academics expense, as Health Education and International invested in the expansion and support of academic functions to support the increase in student populations. As a percentage of revenue, educational services and facilities expense increased 1.0% as compared to the prior year quarter.

General and Administrative Expense

General and administrative expense decreased $23.3 million, or 8.8%, and decreased 5.6% as a percentage of revenue as compared to the prior year quarter. All expenses within this category decreased, with the largest decreases attributed to lower bad debt and administrative expenses.

Bad debt expense incurred by each of our reportable segments during the quarters ended March 31, 2011 and 2010 was as follows:

	For the Quarters Ended March 31,
	2011	As a % of Segment Revenue	2010	As a % of Segment Revenue
	(Dollars in thousands)
Bad debt expense by segment:
CTU	$2,111	1.8%	$1,657	1.5%
AIU	2,668	2.6%	2,759	2.4%
Health Education	2,196	1.9%	2,094	2.0%
Culinary Arts	7,563	8.2%	12,461	13.4%
Art & Design	2,436	3.8%	2,740	4.4%
International	283	0.6%	175	0.4%
Corporate and Other	49	N/A	4,489	N/A

Total bad debt expense	$17,306	3.2%	$26,375	5.0%

Bad debt expense decreased $9.1 million as compared to the prior year quarter, primarily within Culinary Arts and Corporate and Other. The prior year quarter includes an $8.1 million increase in the allowance for doubtful accounts associated with certain extended payment plan programs. This increase resulted from lower repayment history experienced on these programs. Of the $8.1 million expense, $4.1 million is reflected within Corporate and Other and related to our previously terminated recourse loan program. These rates are continually reviewed for appropriateness based upon repayment history.

Administrative expense represented 17.9% of total revenue in the current quarter, as compared to 19.7% in the prior year quarter. The decrease from the prior year quarter is mainly due to the $7.0 million insurance recovery received in the current quarter related to previously settled legal matters.

Operating Income

Operating income increased $23.8 million, or 26.6% as compared to the prior year quarter, as we experienced increased profitability within CTU, Culinary Arts, Art & Design, International and Health Education. During the first quarter 2011, we recorded a $7.0 million insurance recovery within Corporate and Other related to previously settled legal matters. The prior year quarter included $3.7 million in lease termination charges incurred in connection with the move to our new campus support center and an $8.1 million charge for an increase in the allowance for doubtful accounts related to our extended payment plan programs. The increase in revenue, coupled with lower general and administrative costs, drove the operating margin increase of 390 basis points from the prior year quarter.

SEGMENT RESULTS OF OPERATIONS

The following tables set forth unaudited historical segment results for the periods presented. Results for the prior year quarter have been reclassified to be comparable to the current year presentation.

	For the Quarters Ended March 31,
	(Dollars in thousands)
	REVENUE			OPERATING INCOME (LOSS)		OPERATING MARGIN
	2011	2010	% Change	2011	2010	2011	2010
CTU	$118,065	$110,999	6.4%	$36,288	$29,406	30.7%	26.5%
AIU	104,274	116,778	-10.7%	27,617	32,798	26.5%	28.1%
Health Education	116,309	103,864	12.0%	11,630	11,008	10.0%	10.6%
Culinary Arts	91,773	92,754	-1.1%	13,767	8,205	15.0%	8.8%
Art & Design	64,600	62,887	2.7%	10,395	6,504	16.1%	10.3%
International	48,476	42,338	14.5%	14,115	13,432	29.1%	31.7%
Corporate and Other	(136)	(194)		(577)	(11,907)

Total	$543,361	$529,426	2.6%	$113,235	$89,446	20.8%	16.9%

	NEW STUDENT STARTS			STUDENT POPULATION
	For the Quarters Ended March 31,			As of March 31,
	2011	2010	% Change	2011	2010	% Change

CTU	7,440	8,840	-16%	29,100	28,900	1%
AIU	8,660	11,260	-23%	22,500	25,000	-10%
Health Education	9,140	9,380	-3%	31,300	28,200	11%
Culinary Arts	3,560	3,860	-8%	13,500	12,200	11%
Art & Design	2,240	2,770	-19%	11,900	12,800	-7%
International	790	710	11%	10,800	9,500	14%

Total	31,830	36,820	-14%	119,100	116,600	2%

Quarter Ended March 31, 2011 as Compared to the Quarter Ended March 31, 2010

CTU. Current quarter revenue increased 6.4% as compared to the prior year quarter driven by a 1% increase in student population due to a higher student population at the beginning of the period. CTU experienced lower new student start growth, as our institutions experienced declining student enrollments. As a result, new student starts declined approximately 16% as compared to the prior year quarter.

Current quarter operating income increased by $6.9 million, and operating margin increased from 26.5% to 30.7% as compared to the prior year quarter. Total operating expenses remained relatively stable with the prior year quarter amount, as we continued to leverage our operating model.

AIU. Current quarter revenue decreased by 10.7% as compared to the prior year quarter, driven by a 23% decrease in new student starts, as well as a 10% decrease in student population. We believe that increased competition for prospective students and negative publicity across the industry were primary factors contributing to the decline in new student starts as compared to the prior year quarter.

Current quarter operating income decreased by $5.2 million, as the decrease in revenue was only partially offset by the overall decrease in operating expenses. Academics expense increased as compared to the prior year quarter, as we invested in curriculum changes to ensure better student outcomes.

Health Education. Revenue increased $12.4 million, or 12.0% as compared to the prior year quarter. The increase in revenue is due to an 11% increase in student population. New student starts declined 3% as compared to the prior year, as new student starts due to our start-up campuses were more than offset with weakening student interest across the industry.

Health Education’s operating income increased by 5.7% as compared to the prior year quarter. An increase in academics expense to support the increase in student population, as well as an increase in advertising expense, was more than offset by the increase in revenue as compared to the prior year quarter.

We continue to focus on increasing our geographic presence within Health Education by starting up new campuses. During 2010, we opened a total of six campuses. We expect to continue to expand our Health Education footprint by opening up to three additional U.S. campuses in 2011. Of the six campuses opened in 2010, four are considered to be start-up campuses since they have been instructing students for less than one year. Excluding the impact of our start-up campuses, revenue increased approximately $9.5 million, or 9.1%, and operating income increased by $3.6 million, or 29.5%, as compared to the prior year quarter.

Culinary Arts. Current quarter revenue decreased approximately $1.0 million as compared to the prior year quarter. This decrease was mainly due to a decrease in revenue per student primarily due to a combination of the increase in the number of grants offered to students, as well as a change in the mix of students within our certificate program versus the associate program. The certificate program generates a lower revenue per student as compared to the associate program. The 11% increase in student population as compared to the prior year quarter was offset with an 8% decrease in new student starts as compared to the prior year quarter.

Culinary Arts’ operating income increased $5.6 million, or 67.8% as compared to the prior year quarter, as we continued to effectively manage our general and administrative expenses and experienced lower bad debt expense. The prior year quarter included a $3.2 million increase to the allowance for doubtful accounts associated with certain extended payment plan programs.

Art & Design. Art & Design’s current quarter revenue increased $1.7 million, or 2.7% as compared to the prior year quarter due to an increase in revenue per student. The increase in revenue was partially offset with a 7% decrease in student population, as well as a 19% decrease in new student starts.

Operating income increased $3.9 million, or 59.8% as compared to the prior year quarter. Total operating expenses decreased as compared to the prior year quarter, particularly for admissions and advertising, due to effective cost management.

International. Current quarter revenue increased $6.1 million, or 14.5% as compared to the prior year quarter. The increase was driven by a 14% increase in student population and an 11% increase in new student starts. Approximately $1.8 million of the revenue during the current quarter was attributable to the acquisition of IUM which occurred in April 2010.

Operating income increased $0.7 million, or 5.1% as compared to the prior year quarter. The increase in revenue was partially offset with higher operating expenses, primarily academics, as we continue our investment associated with higher levels of accreditation, as well as the support of the growing student population. In addition, we invested additional resources for advertising to capitalize on our marketing strategy.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire Company. Corporate and Other costs decreased $11.3 million, or 95.2% as compared to the prior year quarter. The current quarter included a $7.0 million insurance recovery related to previously settled legal matters and a $1.4 million gain on the sale of real estate property. The prior year quarter results included $4.1 million of bad debt expense incurred from our previously terminated recourse loan program and $2.4 million of lease termination charges related to our former corporate headquarters.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

A detailed discussion of the accounting policies and estimates that we believe are most critical to our financial condition and results of operations that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties is included under the caption “Summary of Significant Accounting Policies and Estimates” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2010. Note 2 “Significant Accounting Policies” of the notes to our consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2010, also includes a discussion of these and other significant accounting policies.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of March 31, 2011, cash, cash equivalents and short-term investments totaled $399.1 million. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We finance our operating activities and our organic growth primarily through cash generated from operations. We finance acquisitions primarily through funding from credit facility borrowings and cash generated from operations. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations, existing cash balances, and, if necessary, borrowings under our existing credit agreement.

Included in cash and cash equivalents within our unaudited consolidated balance sheets are amounts related to certain of our European campuses that are operated as not-for-profit schools. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. The amount of not-for-profit cash and cash equivalents with restrictions was $57.8 million and $58.5 million at March 31, 2011 and December 31, 2010, respectively. Restrictions on these cash balances have not affected, nor do we believe that such restrictions will affect, our ability to fund our daily operations.

Sources and Uses of Cash

Operating Cash Flows

During the quarters ended March 31, 2011 and 2010, net cash flows provided by operating activities totaled $59.7 million and $53.5 million, respectively.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students finance tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, school payment plans, private and institutional scholarships and cash payments. For the quarters ended March 31, 2011 and 2010, approximately 84% and 81% respectively, of our U.S. schools’ cash receipts from tuition payments come from Title IV Program funding.

For further discussion of Title IV Program funding and alternative private loan funding sources for our students, see “Student Financial Aid” and “Alternative Student Financial Aid Sources” in Part I, Item 1 “Business” of our Annual Report on Form 10-K.

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

Investing Cash Flows

During the quarter ended March 31, 2011, net cash flows used in investing activities totaled $21.8 million compared to net cash flows used in investing activities of $30.3 million for the quarter ended March 31, 2010.

Capital Expenditures. Capital expenditures increased $4.0 million, or 20.4% to $23.8 million during the quarter ended March 31, 2011 from $19.8 million during the quarter ended March 31, 2010. Capital expenditures represented 4.4% and 3.7% of total revenue during the quarters ended March 31, 2011 and 2010, respectively. The increase over the prior year quarter was driven by investments in our new campus support center.

Earnout Payments. Effective August 31, 2009, we acquired the outright rights to the Le Cordon Bleu brand in the education services field for the U.S. and Canada. The purchase price for the brand rights consisted of $25.0 million in cash funded from operations, 3.0 million shares of CEC common stock valued at $71.3 million as of the closing date and an estimated $43.0 million of earnout payments over a 30-month period. As of March 31, 2011, we have made approximately $22.4 million in earnout payments since acquisition of the brand.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash outflow of $0.2 million and $5.8 million during the quarters ended March 31, 2011 and 2010, respectively.

Proceeds on the sale of assets. During the current quarter, the Company received $6.3 million in gross proceeds in connection with the sale of property located in California.

Financing Cash Flows

During the quarters ended March 31, 2011 and 2010, net cash flows used in financing activities totaled $89.1 million and $89.4 million, respectively.

Credit Agreement. As of March 31, 2011, we had no outstanding debt under our U.S. Credit Agreement and letters of credit totaling approximately $5.2 million. The credit availability under our U.S. Credit Agreement as of March 31, 2011 was $179.8 million.

Repurchases of Stock. During the quarter ended March 31, 2011, we repurchased approximately 4.1 million shares of our common stock for approximately $89.9 million at an average price of $21.69 per share. During the quarter ended March 31, 2010, we repurchased approximately 3.4 million shares of our common stock for approximately $89.6 million at an average price of $26.71 per share. Repurchases of stock during 2011 and 2010 were funded by cash generated from operating activities and the sale of available-for-sale investments.

As of March 31, 2011, approximately $200.5 million was available under the program to repurchase outstanding shares of our common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Contractual Obligations

As of March 31, 2011, there were no significant changes to our contractual obligations from December 31, 2010 except as discussed below. We are not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

On August 31, 2009, we acquired the outright rights to the Le Cordon Bleu brand in the educational services field for the U.S. and Canada. A portion of the purchase price consisted of a 30-month earnout payment based upon Culinary Arts tuition fee revenue estimated at $43.0 million. As of March 31, 2011, $20.9 million of the earnout remained outstanding. Future adjustment to the earnout may be warranted as the actual tuition fee revenue may vary from the current estimate.

Changes in Financial Position—March 31, 2011 compared to December 31, 2010

Selected unaudited consolidated balance sheet account changes from December 31, 2010, to March 31, 2011, were as follows:

	As of
	March 31, 2011	December 31, 2010	% Change
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$239,261	$289,482	-17%
Other current assets	21,905	6,246	251%

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses:
Payroll and related benefits	47,665	73,608	-35%
Advertising and production costs	27,855	18,846	48%
Income taxes	17,254	—	100%
Other	52,563	98,113	-46%

NON-CURRENT LIABILITIES:
Other liabilities	40,570	30,853	31%

STOCKHOLDERS’ EQUITY:
Cost of shares in treasury	(95,414)	(191)	NM

Cash and cash equivalents: The decrease is primarily due to the repurchase of our common stock and the payments made under our annual employee incentive bonus plan.

Other current assets: The increase was primarily driven by the reclassification of our tenant improvement allowance of $13.1 million for our new campus support center from long-term to short-term. The Company expects to receive the cash associated with this allowance in the first quarter of 2012.

Accrued expenses – Payroll and related benefits: The decrease is mainly due to payment of the 2010 annual employee incentive bonus plan made in the first quarter of 2011.

Accrued expenses – Advertising and production costs: The increase is mainly driven by the timing of invoices received and paid at December 31, 2010 versus March 31, 2011.

Accrued expenses – Income taxes: The increase is due to the current year estimated tax payment not being due until the second quarter of 2011. In addition, at December 31, 2010, the Company was in a prepaid tax position due to certain tax benefits.

Accrued expenses – Other: The decrease is primarily related to payment of a $40.0 million legal settlement recorded in the prior year.

Non-current liabilities – Other liabilities – The increase is driven by a reclassification in tax reserves from short-term to long-term based upon the timing for ultimate resolution of the matters.

Cost of shares in treasury – The increase in cost of shares in treasury was driven by the repurchase of common shares during the first quarter 2011.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We use various techniques to manage our market risk, including, from time to time, the use of derivative financial instruments. We do not use derivative financial instruments for speculative purposes.

Our municipal bond investments are auction rate securities (“ARS”) which generally have stated terms to maturity of greater than one year. We classify investments in ARS on our unaudited consolidated balance sheets within other non-current assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continue to accrue interest and are auctioned on a set interval until the auction succeeds, the issuer calls the securities, or they mature. As of March 31, 2011, we have determined these investments are at risk for impairment due to the nature of the liquidity of the market over the past year. As a result, we recorded a cumulative unrealized loss reflected within other comprehensive income on our unaudited consolidated balance sheet of approximately $0.4 million as of March 31, 2011.

Interest Rate Exposure

Any outstanding borrowings under our credit agreement bear annual interest at fluctuating rates as determined by the Prime Rate or the London Interbank Offered Rate (LIBOR). As of March 31, 2011 and December 31, 2010, we had no outstanding borrowings under this agreement.

Our investments and debt instruments are recorded at their fair values as of March 31, 2011 and December 31, 2010. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

Foreign Currency Exposure

We are subject to foreign currency exchange exposures arising from current and anticipated transactions denominated in currencies other than the U.S. dollar, and from the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts. Specifically, we are subject to risks associated with fluctuations in the value of the Euro and the British pound versus the U.S. dollar. Our investment in our foreign operations as of March 31, 2011, was not significant to our consolidated financial position.

We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in foreign currency exchange rates is not significant.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

“90-10 Rule.” Any of our U.S. schools or OPEID’s may lose eligibility to participate in Title IV Programs if, on a cash basis, the percentage of the cash receipts derived from Title IV Programs for two consecutive fiscal years is greater than 90%. Under HEA’s “90-10 Rule,” an OPEID that fails to derive at least 10% of its cash receipts from non-Title IV sources at the end of a fiscal year will be placed on provisional participation status for its next fiscal year. If the OPEID does not satisfy the 90-10 Rule for two consecutive fiscal years, it loses its eligibility to participate in the Title IV Programs for at least two fiscal years. If the OPEID violates the 90-10 Rule and becomes ineligible to participate in Title IV Programs but continues to disburse Title IV Program funds, ED would require repayment of all Title IV Program funds received by it after the effective date of the loss of eligibility. Effective July 1, 2008, the annual unsubsidized Stafford loans available for undergraduate students under the FFEL program increased by $2,000. The HEOA contains temporary “90-10” rule relief from recent increases in the availability and amount of federal aid for, among other things, all unsubsidized Stafford loans disbursed before July 1, 2011, permitting the $2,000 of additional Stafford loan availability to be counted as revenue not derived from Title IV Programs. This increase, together with recent increases in grants from the Pell program and other Title IV loan limits, the expiration of the temporary relief in the HEOA later this year, lack of clarity regarding technical aspects of the rules’ application to calculation methodology, and economy and budget related reductions in state grant and workforce training programs and other alternative funding sources that have historically helped 90-10 rates could affect our schools’ ability to continue to meet the “90-10” rule.

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

ED’s program integrity and gainful employment regulations could materially and adversely affect our operations, business, results of operations, financial condition and cash flows.

The agencies that regulate our U.S. schools, including ED, periodically revise their requirements and modify their interpretations of existing requirements.

On October 29, 2010, ED issued final regulations pertaining to certain aspects of the administration of the Title IV Programs, including, but not limited to state authorization, gainful employment, compensation rules for persons engaged in certain aspects of admissions and financial aid, determination of attendance and definition of credit hours. With minor exceptions, these regulations will become effective July 1, 2011. ED previously announced that it was delaying until mid-2011 publication of final regulations on certain further proposed gainful employment regulations, which are expected to become effective on July 1, 2012 or thereafter.

The Company continues to analyze the final regulations and subsequent informal and formal guidance and clarifications issued by ED with respect to the new regulations to identify and assess potential impacts to our business and to consider and evaluate various strategies to address those potential impacts. These new and pending regulations could have significant impacts on our business. Among the most significant regulatory changes that we have identified to date for our business are:

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

•

defining “academic attendance” to specifically exclude logging into an online class without active participation and otherwise generally limiting the types of activities that qualify as “academic attendance” in an online environment;

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

These rules have required us to change certain of our business practices, incur costs of compliance and of developing and implementing changes in operations, may affect student recruitment or enrollment, may result in changes in or elimination of certain programs and may have other significant or material effects on our business. Among other things, these rules will impact or have impacted:

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

We have terminated certain compensation payments to our affected employees and are implementing changes in contractual or other arrangements with third parties to change payments allowed with the former safe harbors related to compensation.

•

Our schools offering distance learning are submitting and expect to have completed additional applications for licensures or exemptions for their distance learning programs before June 30, 2011. At this time, the impact and potential costs of these regulations on our schools is uncertain but will increase our costs of regulatory compliance, will likely delay the introduction of new programs and have other material adverse effects on our operations, revenues, results of operations and cash flows.

•

If final gainful employment regulations are issued and become effective in July 2012 or thereafter, certain of our programs, primarily our Culinary Arts and Art & Design programs, may be unable to maintain eligibility to enroll students receiving Title IV Program funds or have restrictions placed upon program offerings as a result of not meeting certain prescribed metrics. Such loss of or restrictions to program eligibility may result in us determining to terminate or modify the affected programs under our current business model, and also result in a realignment on the types of educational programs we offer in order to comply with the new rules. For example, we will change our Culinary Arts operating model in mid-2011 to position us better to potentially appeal to an even broader market and respond to the regulatory environment. If we are required to implement a number of such changes to comply with gainful employment regulations, these changes could have a material adverse impact on our enrollments, business, financial condition, results of operation, cash flows and value of our common stock.

The ability of our U.S. schools or OPEIDs to continue to meet the 90-10 Rule and to therefore qualify to participate in Title IV Program funding, may be negatively impacted by changes we make to comply with final gainful employment regulations, by the pending expiration of temporary relief provided by HEOA for Stafford loans later this year, by changes in the allowable amounts of Pell grants made annually to students, new regulations or interpretations by ED regarding the types of funding sources classified as non-Title IV funds, other ED regulations or interpretations affecting technical aspects of the Rule’s application to calculation methodology, the impact on our cohort default rates of servicing performance of ED’s preferred servicers for new federal student loans through the federal direct loan program and other student loans permitted to be sold to ED by private lenders, or other factors that we cannot predict or control. Failure to meet the 90-10 Rule by our schools or OPEIDs could have a material adverse impact on our business, financial condition, results of operation, cash flows and value of our common stock.

We cannot predict with certainty the impact of the regulations issued on October 29, 2010 on our operations and cannot predict the outcome of the proposed gainful employment rules that are expected to be issued in mid-2011. Nor can we predict the effect of other legislative or regulatory changes by federal, state or other agencies regulating our education programs or other aspects of our operations, how any resulting regulations will be interpreted or whether we and our schools will be able to comply with these requirements in the future. Any such actions by other bodies that affect our programs and operations could have a material adverse effect on our student population, our business, financial condition, results of operations and cash flows.

The U.S. Congress commenced hearings and other examinations of the for-profit educational sector that have resulted in adverse publicity for the for-profit postsecondary education sector and could result in legislation, ED rulemaking, restrictions on Title IV Program participation by proprietary schools, litigation or other actions that may materially and adversely affect our business.

Both the U.S. House of Representatives Education and Labor Committee and the U.S. Senate Health, Education, Labor and Pensions Committee (“HELP Committee”) commenced a series of hearings into the for-profit postsecondary education sector in June 2010, including accreditation matters, student debt, student recruiting, student success and outcomes, and other matters. The U.S. Senate also released a report, “Emerging Risk?: An Overview of Growth, Spending, Student Debt and Unanswered Questions in For-Profit Higher Education”. The Chairmen of each of these education committees, together with other members of Congress, requested the Government Accountability Office (“GAO”) to conduct a review and prepare a report with recommendations regarding various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions’ revenue is composed of Title IV and other federal funding sources. In addition, in August 2010, the HELP Committee requested information from 30 companies operating for-profit schools, including us and other for-profit publicly traded companies providing postsecondary education services. The Company provided documents and information in response to the HELP Committee’s request. Based on this requested information, in September 2010 the HELP Committee released a second report, “The Return on the Federal Investment in For-Profit Education: Debt Without a Diploma.” These activities are not formally related to ED’s rulemaking processes. However, these hearings, the requested GAO review and the HELP Committee’s information request could affect ED’s rulemaking on any remaining program integrity issues, including gainful employment, or lead to additional new ED regulatory requirements, negative media coverage, federal or other investigations of the for-profit postsecondary education industry, or third-party litigation related to information arising from these activities.

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

Due to their participation in Title IV Programs, our schools and universities are subject to periodic program reviews and audits by ED for the purpose of evaluating an institution’s compliance with Title IV requirements, identifying any liabilities to ED caused by errors in compliance, and improving future institutional capabilities. As previously disclosed, ED conducted a program review of AIU in November 2009. On July 14, 2010, AIU received a copy of ED’s Program Review Report, which is a preliminary report of ED’s findings from its program review. The Program Review Report identified six findings, two of which were deemed to be systemic findings by ED’s program review team. These two findings relate to AIU’s policy for determining student attendance in online courses for purposes of determining such students’ enrollment status, withdrawal dates and associated timing respecting the return of unearned Title IV funds. Based on information available to us as of the date of filing this Quarterly Report on Form 10-Q, we cannot determine a range of loss for these findings or assess whether an unfavorable outcome could have a material adverse effect on our business, results of operations, cash flow or financial position. The remaining findings were isolated and generally relate to processing errors. We believe the amounts involved in these four findings are immaterial. AIU submitted its response to ED’s Program Review Report on November 29, 2010 and is awaiting ED’s issuance of a Final Program Review Determination letter that will specify any required corrective action and amounts owed to ED, if any. In addition, ED’s Office of Inspector General audit services division commenced a compliance audit of CTU in June 2010, covering the period July 1, 2009 to June 30, 2010, to determine whether CTU has policies and procedures to ensure that CTU administers Title IV and other federal program funds in accordance with applicable federal regulations. This compliance audit remains ongoing.

While we believe that our schools operate in substantial compliance with applicable statutes and regulations, we cannot predict the outcome of these matters, and any unfavorable outcomes could have a material adverse effect on our business, results of operations, cash flows and financial position. See Note 7 “Commitment and Contingencies—Accrediting Body and State and Federal Regulatory Matters” of the notes to our unaudited consolidated financial statements for further discussion of certain of these matters.

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

The October 29, 2010 regulations also require that an institution offering distance learning or online programs secure the approval of those states which require such approval and provide evidence of such approval to ED upon request. These regulations, among other things, may require our schools offering distance education to obtain state approvals or registrations or exemptions from such requirements from additional states which currently or in the future may elect to regulate institutions that enroll the relevant states’ residents in online programs and courses. State regulatory requirements for online education are inconsistent between states, change frequently and, in some instances, are not clear, and the interpretation of such regulations is generally left to the discretion of state employees or agents and may not be reflected in any written policy. In response to the new ED rules, states that do not presently regulate delivery of online courses and programs may enact legislation or issue regulations or interpret existing regulations to specifically address online educational programs, such as those offered by our schools, may enact or issue regulations impacting the availability of exemptions from licensure in certain states, or otherwise affect our schools’ operations. Our schools offering distance learning are in the process of submitting and expect to submit additional applications for licensures or exemptions for their distance learning programs by June 30, 2011. We believe there are a lot of other institutions that have or will be submitting similar applications and can not anticipate how quickly the state agencies, some of whom we believe are taxed by resource shortages, will be able to respond to the applications. If one of our schools offering distance learning does not have the appropriate state approvals for its online programs or is not able to customize its policies, procedures or programs to meet select state regulatory requirements, it may not be able to continue to offer distance education to students in those states until it obtains the additional approvals or exemptions or changes its policies, procedures or programs for those students which could have a material impact on our business, financial condition, results of operations, cash flows and the value of our common stock.

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

If the results of any such audits, reviews, investigations, claims, or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, additional oversight and reporting, or other civil or criminal penalties. From time to time, we may have such matters pending against us respecting one or more of our schools, and as such, they would be discussed in Note 7 “Commitments and Contingencies—Accrediting Body and State and Federal Regulatory Matters” to our unaudited consolidated financial statements.

Even if we maintain compliance with applicable governmental and accrediting body regulations, increased regulatory scrutiny or adverse publicity arising from allegations of non-compliance will increase our costs of regulatory compliance and adversely affect our financial results, growth rates and prospects.

We are subject to a variety of other claims and litigation that arise from time to time alleging non-compliance with or violations of state or federal regulatory matters including, but not limited to, claims involving students, graduates and employees. In the event the extensive changes in the overall federal and state regulatory construct results in additional statutory or regulatory bases for these types of matters, or other events result in more of such claims or unfavorable outcomes to such claims, there exists the possibility of a material adverse impact on our business, reputation, financial position, cash flows and results of operations for the periods in which the effects of any such matter or matters becomes probable and reasonably estimable.

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

The Company had previously provided extended payment plans to certain students to help ensure that they could complete their educational programs. The Company has discontinued providing extended payment plans to new students. The Company expects to recognize an additional $10 million in student receivables, net of an allowance of approximately $7 million over the remainder of 2011 related to extended payment plans provided to existing students. The Company expects any additional amounts recognized in 2012 related to its extended payment plans to be immaterial to its overall results of operations. As of March 31, 2011, the amount of student receivables under student extended payment plans, net of allowance for doubtful accounts and net of deferred tuition revenue, was $6.3 million.

The repayment risk associated with these extended payment plans has been higher than the risk associated with non-extended payment plan student receivables as evidenced by the historical repayment practices. Factors that may contribute to this higher risk of repayment include: the repayment period, which is typically up to ten years, the credit history of the student that is offered an extended payment plan as well as the overall economic environment. As of March 31, 2011, the Company is providing an allowance for doubtful accounts as student receivables related to these plans are recorded. The allowance rate being applied is approximately seventy-five percent, which is based upon historical repayment practices.

Any further actions by the U.S. Congress, ED or other regulatory bodies that significantly reduce funding for Title IV Programs or the ability of our students to participate in those programs, that reduce alternate sources of student financial aid, or establish different or more stringent requirements for our U.S. schools to participate in Title IV Programs, could have a material adverse effect on our student population, course offerings, financial condition, results of operations and cash flows.

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

Any increases in student enrollments may result in capacity constraints if our schools, particularly on-ground schools, are unable to adequately service the number of students enrolled or seeking to enroll in our programs. We must balance current student populations and projected growth with appropriate levels of investment in real estate and our online platforms in order to effectively manage capacity.

We are subject to the risks inherent in operating in foreign countries.

We operate schools outside of the U.S. and are subject to risks inherent in having non-domestic operations, including unfamiliar statutes and regulations for employees and postsecondary institutions, currency exchange rate fluctuations, limits on repatriation of profits, U.S.-foreign tax treaties and taxing authority, possible economic or political instability in those countries and risks associated with the Foreign Corrupt Practices Act, similar U.S. laws applicable to our operations in foreign markets, and the United Kingdom Bribery Act, which when effective on July 1, 2011, will hold American corporations responsible not only for violations committed by their United Kingdom subsidiaries but also for those subsidiaries’ actions in third countries.

If we fail to identify and establish new schools and new branch campuses of our existing schools, or to offer new educational programs, or fail to effectively operate new schools, branches and programs, our growth may be slowed and our profitability may be adversely affected.

As part of our growth strategy, we have opened and currently anticipate opening new schools, new branch campuses of our existing schools throughout the U.S. and offering new educational programs. These activities require us to invest in management and new personnel, make capital expenditures, incur marketing and advertising expenses, implement process and compliance training and procedures and devote resources that are different from those required to operate our existing schools. We may be unable to identify or acquire suitable expansion opportunities to help maintain or accelerate our current growth rate, or to successfully integrate a new school or branch campus. Any failure by us to effectively identify, establish and manage the operations of a new school or branch campus, or lapses in oversight of or maintenance of regulatory compliance or processes, could slow our growth, could make any newly established school or branch campus more costly to operate than we had planned, could require additional investments in training of management and other personnel, or could lead to compliance issues, and could have an adverse effect on our results of operations, profitability, growth prospects and ability to compete and operate in our competitive markets.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the quarter ended March 31, 2011:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 31, 2010				$290,454,703
January 1, 2011—January 31, 2011	3,721,903	$21.47	3,721,903	210,454,862
February 1, 2011—February 28, 2011	140,000	23.67	140,000	207,138,801
March 1, 2011—March 31, 2011	282,800	23.61	282,800	200,456,784

Total	4,144,703		4,144,703

(1)	As of March 31, 2011, approximately $200.5 million was available under the Company’s previously authorized repurchase program. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 6.	Exhibits

(a)	Exhibits

*10.1	Form of 2011 Restricted Stock/Performance Shares Agreement under the Career Education Corporation 2008 Incentive Compensation Plan (Non-California and Non-Attorneys)

*10.2	Form of 2011 Restricted Stock/Performance Shares Agreement under the Career Education Corporation 2008 Incentive Compensation Plan (California and Attorneys)

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of 2011, filed with the SEC on May 4, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, (ii) the Unaudited Consolidated Statements of Operations for the three months ended March 31, 2011 and March 31, 2010, (iii) the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and March 31, 2010, and (iv) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION

Date: May 4, 2011	By:	/S/ GARY E. MCCULLOUGH
Gary E. McCullough President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2011	By:	/S/ MICHAEL J. GRAHAM
Michael J. Graham Executive Vice President and Chief Financial Officer (Principal Financial Officer)