Form 10-Q
period 2011-06-30
CAREER EDUCATION CORP
filed 2011-08-03
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Number of shares of registrant’s common stock, par value $0.01, outstanding July 31, 2011: 76,270,948

CAREER EDUCATION CORPORATION

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$228,821	$289,482
Short-term investments	159,939	159,671

Total cash and cash equivalents and short-term investments	388,760	449,153
Student receivables, net of allowance for doubtful accounts of $45,961 and $50,104 as of June 30, 2011 and December 31, 2010, respectively	57,968	62,287
Receivables, other, net	3,214	4,132
Prepaid expenses	36,634	52,077
Inventories	11,085	13,142
Deferred income tax assets, net	31,665	31,665
Other current assets	24,665	6,246
Assets of discontinued operations	4,886	6,742

Total current assets	558,877	625,444

NON-CURRENT ASSETS:
Property and equipment, net	364,757	366,775
Goodwill	385,325	381,476
Intangible assets, net	112,731	118,763
Student receivables, net of allowance for doubtful accounts of $32,092 and $40,840 as of June 30, 2011 and December 31, 2010, respectively	11,374	12,522
Deferred income tax assets, net	4,770	5,092
Other assets, net	31,999	42,752
Assets of discontinued operations	18,843	19,055

TOTAL ASSETS	$1,488,676	$1,571,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of capital lease obligations	$878	$783
Accounts payable	47,395	56,013
Accrued expenses:
Payroll and related benefits	45,315	73,608
Advertising and production costs	22,868	18,846
Income taxes	9,132	—
Earnout payments	14,047	17,439
Other	48,104	98,113
Deferred tuition revenue	159,765	176,102
Liabilities of discontinued operations	14,010	15,100

Total current liabilities	361,514	456,004

NON-CURRENT LIABILITIES:
Capital lease obligations, net of current maturities	464	1,223
Deferred rent obligations	105,627	103,996
Earnout payments	—	7,690
Other liabilities	39,706	30,853
Liabilities of discontinued operations	30,317	37,576

Total non-current liabilities	176,114	181,338

SHARE-BASED AWARDS SUBJECT TO REDEMPTION	119	153
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 82,444,372 and 81,220,265 shares issued, 76,266,154 and 81,209,410 shares outstanding as of June 30, 2011 and December 31, 2010, respectively	824	812
Additional paid-in capital	588,676	576,853
Accumulated other comprehensive income (loss)	11,457	(81)
Retained earnings	485,413	356,991
Cost of 6,178,218 and 10,855 shares in treasury as of June 30, 2011 and December 31, 2010, respectively	(135,441)	(191)

Total stockholders’ equity	950,929	934,384

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,488,676	$1,571,879

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Quarters Ended June 30,		For the Years to Date Ended June 30,
	2011	2010	2011	2010
REVENUE:
Tuition and registration fees	$481,970	$509,129	$1,003,064	$1,018,637
Other	15,223	18,610	37,490	38,528

Total revenue	497,193	527,739	1,040,554	1,057,165

OPERATING EXPENSES:
Educational services and facilities	161,529	156,918	330,430	316,080
General and administrative	229,801	256,920	470,660	521,060
Depreciation and amortization	20,507	17,149	40,873	33,827
Goodwill and asset impairment	2,676	—	2,676	—

Total operating expenses	414,513	430,987	844,639	870,967

Operating income	82,680	96,752	195,915	186,198

OTHER INCOME (EXPENSE):
Interest income	263	252	500	499
Interest expense	(24)	(32)	(50)	(45)
Miscellaneous income (expense)	69	(988)	2,069	(1,265)

Total other income (expense)	308	(768)	2,519	(811)

PRETAX INCOME	82,988	95,984	198,434	185,387
Provision for income taxes	27,228	29,714	69,089	61,971

INCOME FROM CONTINUING OPERATIONS	55,760	66,270	129,345	123,416

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(407)	(1,952)	(957)	(3,876)

NET INCOME	$55,353	$64,318	$128,388	$119,540

NET INCOME (LOSS) PER SHARE—BASIC:
Income from continuing operations	$0.74	$0.84	$1.71	$1.53
Loss from discontinued operations	—	(0.03)	(0.01)	(0.05)

Net income per share	$0.74	$0.81	$1.70	$1.48

NET INCOME (LOSS) PER SHARE—DILUTED:
Income from continuing operations	$0.74	$0.82	$1.70	$1.51
Loss from discontinued operations	(0.01)	(0.02)	(0.01)	(0.05)

Net income per share	$0.73	$0.80	$1.69	$1.46

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	74,882	79,348	75,507	80,846

Diluted	75,533	80,459	76,174	81,887

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years To Date Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$128,388	$119,540
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and asset impairment	2,676	—
Depreciation and amortization expense	40,873	33,970
Bad debt expense	26,834	45,569
Compensation expense related to share-based awards	8,488	10,034
Gain on disposition of property and equipment	(1,777)	(474)
Changes in operating assets and liabilities	(90,730)	(160,774)

Net cash provided by operating activities	114,752	47,865

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(110,162)	(172,569)
Sales of available-for-sale investments	109,894	210,460
Purchases of property and equipment	(47,886)	(43,156)
Earnout payments	(8,509)	(8,457)
Proceeds on the sale of assets	6,259	—
Business acquisition, net of acquired cash	—	(6,194)
Other	46	(5)

Net cash used in investing activities	(50,358)	(19,921)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(129,879)	(154,913)
Issuance of common stock	3,025	1,718
Tax benefit associated with stock option exercises	322	195
Payments of assumed loans upon business acquisition	—	(4,279)
Payments of capital lease obligations	(744)	(450)

Net cash used in financing activities	(127,276)	(157,729)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	2,221	(4,960)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(60,661)	(134,745)
DISCONTINUED OPERATIONS CASH ACTIVITY INCLUDED ABOVE:
Add: Cash balance of discontinued operations, beginning of the period	—	738
Less: Cash balance of discontinued operations, end of the period	—	—
CASH AND CASH EQUIVALENTS, beginning of the period	289,482	284,334

CASH AND CASH EQUIVALENTS, end of the period	$228,821	$150,327

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

1. DESCRIPTION OF THE COMPANY

The colleges, schools and universities that are part of the Career Education Corporation (“CEC”) family offer high-quality education to a diverse student population of more than 100,000 students across the world in a variety of career-oriented disciplines through online, on-ground and hybrid learning program offerings. The more than 90 campuses that serve these students are located throughout the United States and in France, Italy, the United Kingdom and Monaco, and offer doctoral, master’s, bachelor’s and associate degrees and diploma and certificate programs.

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter and year to date ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The unaudited consolidated financial statements presented herein include the accounts of CEC. All inter-company transactions and balances have been eliminated.

The Company analyzes performance and makes decisions based on the allocation of resources, and as a result, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280—Segment Reporting, we determined that the following reporting segments would be reported as of January 1, 2011: CTU, AIU, Health Education, Culinary Arts, Art & Design and International. This change in reporting segments was a result of changes in the organizational structure. This will result in no change to our previously reported Health Education, Culinary Arts and International segments. Our previously reported University segment will now be divided into three components: CTU, AIU and Art & Design. All prior period results have been recast to present results on a comparable basis.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

During the first quarter of 2011, we reclassified a portion of our current assets and liabilities associated with uncertain tax positions as non-current. Our December 31, 2010 unaudited consolidated balance sheet has been recast to be comparable to the current period.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements, and that reclassification adjustments from other comprehensive income to net income be presented on the face of the financial statements. The amendments in ASU 2011-05 do not change the items reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income or how earnings per share is calculated and presented. For public entities, ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011; early adoption is permitted. Management is currently evaluating this guidance, and does not believe the adoption will significantly impact the presentation of its financial condition, results of operations and disclosures.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU develops common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRSs”). Many of the amendments change the wording used to describe the GAAP requirements for measuring fair value and disclosing information about fair value measurements but do not change the application of the requirements in Topic 820; some of the amendments clarify the application of existing fair value measurement requirements; and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011 and early application is not permitted. Management is currently evaluating the impact that the adoption of ASU 2011-04 will have and does not believe the adoption will materially impact its financial condition, results of operations and disclosures.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU specifies that when comparative financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective for business combinations with acquisition dates on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 with early adoption permitted. Management has fully evaluated this guidance, and the adoption did not have a material impact on its unaudited consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU requires that reporting units with zero or negative carrying amounts perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. For public entities, ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010; early adoption is not permitted. Management has fully evaluated this guidance, and the adoption did not materially impact its financial condition, results of operations and disclosures.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU is effective for disclosures as of the end of a reporting period for interim and annual reporting periods ending on or after December 15, 2010 and for disclosures about activity that occurs during a reporting period for interim and annual reporting periods beginning on or after December 15, 2010. Management has fully considered this guidance, and its adoption did not have a material impact on the level of new disclosures.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures regarding transfers within the fair value hierarchy and the Level 3 reconciliation, and clarifies existing disclosure requirements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 roll forward on a gross basis, which is effective for fiscal years beginning after December 15, 2010. Management has fully considered this guidance when determining the fair value and related disclosures of its financial assets and liabilities as of June 30, 2011, and the adoption did not have a material impact on its unaudited consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, which provides guidance on whether multiple deliverables exist and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. ASU 2009-13, which is effective for fiscal years beginning on or after June 15, 2010 was effective for us on January 1, 2011. Management has fully evaluated this guidance, and the adoption did not materially impact its financial condition, results of operations and disclosures.

In January 2009, the U.S. Securities and Exchange Commission (“SEC”) issued Release No. 33-9002, Interactive Data to Improve Financial Reporting. The rule requires all companies to provide their financial statements and financial statement schedules to the SEC and on their corporate websites in interactive data format using the eXtensible Business Reporting Language (“XBRL”), which is an electronic language specifically for the communication of business and financial data. The intention of XBRL is to automate regulatory filings and business information processing and improve the usefulness of such filings to users. Interactive data has the potential to improve efficiencies and the analyses of financial disclosures by investors and other users. The Company was required to adopt the block tagging requirement of this rule by June 15, 2010. The Company elected to early adopt this rule effective with the first quarter of 2010. In the second year of XBRL filing, the SEC requires companies to provide detailed tagging to their financial statement footnotes; the Company has implemented detailed tagging effective with the second quarter of 2011.

4. DISCONTINUED OPERATIONS

As of June 30, 2011, the results of operations for schools that have ceased operations or were sold are presented within discontinued operations.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Results of Discontinued Operations

Combined summary of unaudited results of operations for our discontinued operations for the quarters and years to date ended June 30, 2011 and 2010 were as follows:

	For the Quarters Ended June 30,		For the Years to Date Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Revenue	$—	$131	$—	$374

Loss before income tax	$(642)	$(2,727)	$(1,488)	$(5,195)
Income tax benefit	(235)	(775)	(531)	(1,319)

Loss from discontinued operations, net of tax	$(407)	$(1,952)	$(957)	$(3,876)

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our unaudited consolidated balance sheets as of June 30, 2011 and December 31, 2010 include the following:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Assets:
Current assets:
Receivables, net	$97	$89
Prepaid expenses	—	1,294
Deferred income tax assets	4,786	4,786
Other current assets	3	573

Total current assets	4,886	6,742
Non-current assets:
Deferred income tax assets	16,971	17,043
Other assets, net	1,872	2,012

Total assets of discontinued operations	$23,729	$25,797

Liabilities:
Current Liabilities:
Accounts payable	$15	$329
Accrued payroll and related benefits	—	216
Accrued expenses	417	1,753
Remaining lease obligations	13,578	12,802

Total current liabilities	14,010	15,100
Non-current liabilities:
Remaining lease obligations	30,317	37,576

Total liabilities of discontinued operations	$44,327	$52,676

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Remaining Lease Obligations

A number of the campuses that ceased operations have remaining lease obligations that expire through 2019. A liability is recorded representing the fair value of the remaining lease obligation at the time in which the space is no longer being utilized. Changes in our future remaining lease obligations, which are reflected within current and non-current liabilities of discontinued operations on our unaudited consolidated balance sheets, were as follows:

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Other (2)	Balance, End of Period
	(Dollars in thousands)
For the quarter ended June 30, 2011	$46,682	$1,992	$(3,311)	$(1,468)	$43,895

For the quarter ended June 30, 2010	$65,795	$808	$(3,330)	$—	$63,273

For the year to date ended June 30, 2011	$50,378	$819	$(5,834)	$(1,468)	$43,895

For the year to date ended June 30, 2010	$71,163	$1,000	$(8,890)	$—	$63,273

(1)	Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates, and variances between estimated and actual charges.
(2)	Includes existing prepaid rent balances for vacated spaces reclassified from current assets as of June 30, 2011 to offset the current remaining lease obligation liability.

5. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents and Investments

Cash and cash equivalents and investments from our continuing operations consist of the following as of June 30, 2011 and December 31, 2010:

	June 30, 2011
		(Dollars in thousands) Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$123,146	$—	$—	$123,146
Money market funds	105,221	454	—	105,675

Total cash and cash equivalents	228,367	454	—	228,821

Short-term investments (available-for-sale):
U.S. Treasury bills	159,878	66	(5)	159,939

Total cash and cash equivalents and short-term investments	$388,245	$520	$(5)	$388,760

Long-term investments:
Municipal bonds	$11,750	$—	$(673)	$11,077

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

In the table above, unrealized holding losses as of June 30, 2011 relate to cash equivalents and short-term investments that have been in a continuous unrealized loss position for less than one year. The table also includes unrealized holding losses that relate to our long-term investments in municipal bonds, which are auction rate securities (“ARS”). When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been less than the cost basis, the financial condition of the investee, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value. The decline in the fair value of our municipal bonds through June 30, 2011 is attributable to the continued lack of activity in the ARS market, exposing these investments to liquidity risk.

Included in cash and cash equivalents above are amounts related to certain of our European campuses that are operated on a not-for-profit basis. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. The amount of cash and cash equivalents of our not-for-profit schools with restrictions was $53.9 million and $58.5 million at June 30, 2011 and December 31, 2010, respectively. Restrictions on cash balances have not affected our ability to fund operations.

Money market funds. Money market funds are mutual funds that invest in lower risk securities and generate low yields. Such funds maintain clear investment guidelines and seek to limit credit, market and liquidity risks.

Municipal bonds: Municipal bonds represent debt obligations issued by states, cities, counties, and other governmental entities, which earn federally tax-exempt interest. ARS generally have stated terms to maturity of greater than one year. We classify investments in ARS as non-current on our unaudited consolidated balance sheets within other assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continue to accrue interest and are auctioned on a set interval until the auction succeeds, the issuer calls the securities, or they mature. As of June 30, 2011, we have determined these investments are at risk for impairment due to the nature of the liquidity of the market over the past year. Cumulative unrealized losses as of June 30, 2011, amount to $0.7 million and are reflected within other comprehensive income as a component of stockholders’ equity. We believe this

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

impairment is temporary, as we do not intend to sell the investments and it is unlikely we will be required to sell the investments before recovery of their amortized cost basis.

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

As of June 30, 2011, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of U.S. Treasury bills that are publicly traded and for which market prices are readily available.

As of June 30, 2011, we also held investments in ARS, which are classified as available-for-sale and reflected at fair value. The auction events for these investments have been failing for over two years. The fair values of these securities are estimated utilizing a discounted cash flow analysis as of June 30, 2011. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics.

Investments measured at fair value on a recurring basis subject to the disclosure requirements issued by the FASB ASC under Topic 820—Fair Value Measurements and Disclosures at June 30, 2011 and December 31, 2010, were as follows:

	As of June 30, 2011
		(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Municipal bonds	$—	$—	$11,077	$11,077
U.S. Treasury bills	159,939	—	—	159,939

Totals	$159,939	$—	$11,077	$171,016

	As of December 31, 2010
		(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Municipal bonds	$—	$—	$11,311	$11,311
U.S. Treasury bills	159,671	—	—	159,671

Totals	$159,671	$—	$11,311	$170,982

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC Topic 820 at June 30, 2011:

(Dollars in thousands)
Balance at December 31, 2010	$11,311
Unrealized loss	(234)

Balance at June 30, 2011	$11,077

Credit Agreement

As of June 30, 2011, we had letters of credit totaling $6.7 million outstanding under our $185.0 million U.S. Credit Agreement. Borrowing availability under our U.S. Credit Agreement as of June 30, 2011, was $178.3 million.

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

Student Receivables under Extended Payment Plans

The Company had previously provided extended payment plans to certain students to help ensure that they could complete their educational programs. The Company has discontinued providing extended payment plans to

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

new students. As of June 30, 2011, the amount of student receivables under student extended payment plans, net of allowance for doubtful accounts and net of deferred tuition revenue, was $8.0 million.

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

Outstanding net recourse loan receivable balances as of June 30, 2011 and December 31, 2010 were $3.4 million and $3.5 million, respectively. These receivables are reported under non-current assets as a component of student receivables, net within the unaudited consolidated balance sheets.

Student Receivables Valuation Allowance

Changes in our current and non-current receivables allowance for the quarters and years to date ended June 30, 2011 and 2010 were as follows:

	Balance, Beginning of Period	Charges to Expense (1)	Amounts Written-off	Balance, End of Period
	(Dollars in thousands)
For the quarter ended June 30, 2011	$87,281	$9,542	$(18,770)	$78,053

For the quarter ended June 30, 2010	$64,227	$19,557	$(15,103)	$68,681

For the year to date ended June 30, 2011	$90,944	$26,848	$(39,739)	$78,053

For the year to date ended June 30, 2010 (2)	$53,334	$45,932	$(30,585)	$68,681

(1)	Charges to expense include an offset for recoveries of amounts previously written off of $2.5 million and $2.4 million for the quarters ended June 30, 2011 and 2010, respectively, and $5.3 million and $5.7 million for the years to date ended June 30, 2011 and 2010, respectively.
(2)	For the year to date ended June 30, 2010, balance includes pretax expense of $8.1 million related to an increase in reserve rates applied to outstanding student receivable balances attributable to our extended payment plan programs and our previously terminated recourse loan program.

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

7. GOODWILL AND OTHER INTANGIBLE ASSETS

As a result of the organization restructure which occurred in the first quarter 2011, we reassigned the goodwill balances to each reporting unit in accordance with FASB ASC Topic 350—Intangibles—Goodwill and

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Other. Of the $87.6 million goodwill balance previously reported for the University reporting unit, $46.2 million was assigned to CTU and $41.4 million was assigned to AIU. In addition, in accordance with FASB ASC Paragraph 350-20-35-30, we performed an analysis and concluded there was no goodwill impairment for either CTU or AIU following the reallocation. There were no changes to Art & Design’s goodwill balance, as it was and remains a stand-alone reporting unit for goodwill impairment testing purposes.

During the second quarter of 2011, we made the decision to simplify our structure and consolidate many of our institutions under one institution for purposes of Title IV funding. Accordingly, we determined that the accreditation rights associated with several of our institutions should no longer be classified as indefinite-lived, and were reclassified to definite-lived. We have assigned remaining useful lives of up to six months based upon the timing of when the accreditation rights for these institutions are expected to cease to exist. Due to our decision and in accordance with FASB ASC Topic 350, we performed an impairment test for each of these accreditation rights as of June 30, 2011. Fair value of the accreditation rights was determined by using the lost income approach. As a result, we recorded a non-cash $2.5 million asset impairment charge related to several of our institutions. Of the $2.5 million impairment charge, $2.0 million was recorded within Health Education and $0.5 million was recorded within Art & Design. The remaining net book value of $3.1 million related to these accreditation rights will be amortized through December 31, 2011.

During the second quarter of 2011, we made the decision to teach out one of our campuses within the CTU segment. In accordance with FASB ASC Topic 350, we calculated the amount of goodwill attributable to this school and recorded the related impairment of this goodwill as a result of the decision to cease operations. The amount of impairment recorded as a result of this decision was $0.2 million for the quarter ended June 30, 2011.

8. COMMITMENTS AND CONTINGENCIES

Our accrual for estimated legal fees and settlements is presented within other current liabilities on our unaudited consolidated balance sheets. This accrual decreased approximately $37.6 million from $43.5 million at December 31, 2010 to $5.9 million at June 30, 2011. The Company paid $40.0 million during the first quarter 2011 related to the settlement of a certain legal matter that had been incurred and reflected as a liability as of December 31, 2010.

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

In October 2010, the parties reached agreement on all the material terms of a settlement and executed a formal settlement agreement as of November 1, 2010. The settlement is subject to court approval. The monetary component of the settlement involves payment by the Company of approximately $40.8 million to pay claims by all students who enrolled in CCA and/or graduated from CCA from September 28, 2003 through October 8, 2008. The payment includes plaintiffs’ attorneys’ fees and certain expenses to be incurred in connection with the implementation of the settlement. During 2010, the Company recorded a pretax charge of $40.8 million which represents our best estimate of the loss related to this matter. The settlement has been preliminarily approved by the Court and the parties are in the process of implementing the settlement terms. The Company disbursed $40.0 million during the first quarter of 2011, as required by the terms of the agreement.

On July 25, 2011, we filed a motion seeking an order disallowing the requests submitted on behalf of 42 of the students purporting to opt out of the settlement in order to reserve their right to pursue individual claims. This motion alleges that these opt outs were untimely or otherwise improperly submitted. On July 25, 2011, we filed a second motion relating to the opt out process. This motion was filed based on concerns about plaintiffs’ counsel’s apparent role in either soliciting, encouraging or advising class members to opt out of the settlement, and in filing a lawsuit on their behalf while the settlement approval process is pending. This motion seeks a variety of relief, including the right to rescind the settlement, opposing plaintiffs’ counsel’s adequacy and fees, and other equitable relief to attempt to remedy the effect of these activities. These motions, along with the motion for final approval of the settlement, are set for August 22, 2011.

On June 3, 2011, the same attorneys representing the class in the Amador action filed a separate complaint in the San Francisco County Superior Court entitled Abarca v. California Culinary Academy, Inc., et al, on behalf of 115 individuals who are opt outs in the Amador action and/or non-class members, and therefore not subject to the Amador settlement. On June 15, 2011, the same attorneys filed another action in the San Francisco County Superior Court entitled Andrade, et al. v. California Culinary Academy, Inc., et al., on behalf of another 31 individuals who are opt outs in the Amador action and/or non-class members, and therefore not subject to the Amador settlement. Both the Abarca and Andrade complaints, neither of which is being prosecuted as a class action, allege the same claims as were previously alleged in the Amador action, plus claims for breach of contract and violations of the repealed California Education Code. The plaintiffs in both cases seek damages, including consequential damages, punitive damages and attorneys’ fees. The Company has not responded to either complaint.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Because of the many questions of fact and law that may arise as discovery and pre-trial proceedings progress, the outcome of the Abarca and Andrade legal proceedings is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a potential range of loss for these actions because these matters are in their early stages, and involve many unresolved issues of fact and law. Accordingly, we have not recognized any liability associated with these actions.

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

Because Ms. Schuster was not a member of the certified class (she enrolled before March 5, 2006), plaintiff’s counsel recently substituted in a new class representative for her named Nathan Surrett pursuant to a stipulation among the parties which provided, among other things, that WCI retains the right to challenge whether the new class representative is adequate (with plaintiff retaining the burden of proof on that issue). Plaintiffs filed a Fifth Amended Complaint on December 7, 2010, which included individual and class allegations by Mr. Surrett. Class notice was sent out on April 22, 2011, and the opt-out period expired on June 20, 2011.

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

On or about April 19, 2011, the same attorneys representing the plaintiffs in the Vasquez action filed two separate complaints in the Los Angeles County Superior Court, alleging essentially the same claims against the Company and the lenders on behalf of approximately 400 individual students. In both of these actions, which are not class actions, plaintiffs seek compensatory and punitive damages, disgorgement and restitution of tuition monies received, attorneys’ fees, costs and injunctive relief. The Company has not responded to the new complaints and the Court has ordered that both actions be stayed pending a decision in Vasquez on a motion for class certification.

The parties are engaged in class discovery and the Court is expected to set a hearing on class discovery during the third quarter of 2011.

The Company has filed a motion to compel arbitration of the claims asserted by the class representatives. The motion is set for hearing on September 30, 2011.

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Telephone Consumer Protection Act Litigation

Fahey, et al v. Career Education Corporation; Rojas, et al v. Career Education Corporation. On August 4, 2010, a putative class action lawsuit was filed in the Circuit Court of Cook County, Illinois, by Sheila Fahey alleging that she had received an unauthorized text message advertisement in violation of the Telephone Consumer Protection Act. On September 3, 2010, CEC removed this case to the U.S. District Court for the Northern District of Illinois. On November 22, 2010, CEC filed a motion to dismiss the Fahey case. That motion is still pending. The Court has stayed any further activity on the Fahey case until resolution of an appeal in the Seventh Circuit of a case involving issues similar to those raised in the Motion to Dismiss. On August 18, 2010, the same counsel representing plaintiffs in the Fahey action filed a similar lawsuit in the U.S. District Court for the Northern District of Illinois on behalf of Sergio Rojas alleging similar violations of the TCPA. Rojas, like Fahey, seeks class certification of his claims. The alleged classes are defined to include persons who received unauthorized text message advertisements from CEC. Rojas and Fahey each seek an award trebling the statutory damages to the class members, together with costs and reasonable attorneys’ fees. The Court has established a deadline of September 30, 2011 for the parties to conclude all fact discovery in the Rojas case. All other matters in the case, including additional briefing on plaintiff’s Motion for Class Certification, will be addressed following the conclusion of fact discovery. The Court denied plaintiff’s Motion to Consolidate the Rojas and Fahey cases. The parties are currently engaged in written and other fact discovery.

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

Wage & Hour Litigation

Kelly, et al. v. Career Education Corporation, et al. On or about December 20, 2010, Edward J. Kelly, Jon Pizzica, and Christopher Steinbrunn filed a collective action complaint in the United States District Court for the Western District of Pennsylvania against Career Education Corporation alleging that CEC had violated the Fair Labor Standards Act (“FLSA”) by failing to pay plaintiffs for all of the hours that they worked, including overtime hours (the “Kelly lawsuit”). Plaintiffs formerly worked as Admissions Representatives at Le Cordon Bleu Institute of Culinary Arts, Inc. in Pittsburgh, Pennsylvania (“LCB-Pittsburgh”). The Kelly lawsuit is brought on behalf of all current and former Admissions Representatives at all of CEC’s culinary arts strategic business units for the period commencing three years prior to the filing of the collective action complaint to the present. In their collective action complaint, plaintiffs in the Kelly lawsuit seek unspecified back overtime pay, attorneys’ fees and costs, and liquidated and/or compensatory damages. On March 8, 2011, the Court granted conditional collective action certification in the Kelly lawsuit as to Admissions Representatives who worked at LCB-Pittsburgh only. Notice of the Kelly lawsuit has not been disseminated to the class. As of April 20, 2011, 11 other former Admissions Representatives who worked at LCB-Pittsburgh joined the litigation by filing consent to join forms with the Court.

On April 19, 2011, CEC, without admitting any liability, reached an agreement in principle to settle both the Kelly lawsuit and a related Pennsylvania state court lawsuit. The settlement will require the consolidation of the lawsuits and approval by the Court. The settlement will resolve the consolidated lawsuit on a collective action and class action basis. As a result of the settlement, and following the execution thereof, both the Kelly and the related state court lawsuit will be dismissed with prejudice. The Company recorded a charge of $0.2 million which represents our best estimate as of June 30, 2011.

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

State Attorney General Investigations

The Company received from the Attorney General of the State of New York (“NYAG”) a Subpoena Duces Tecum (“Subpoena”) dated May 17, 2011, relating to the NYAG’s investigation of whether the Company and certain of its schools have complied with certain New York state consumer protection, securities, finance and other laws. Pursuant to the Subpoena, the NYAG has requested from the Company and certain of its schools documents and detailed information on a broad spectrum of business practices, including such areas as marketing and advertising, student recruitment and admissions, education financing, training and compensation of admissions and financial aid personnel, programmatic accreditation, student employment outcomes, placement rates of graduates and other disclosures made to students. The documents and information sought by the NYAG in connection with its investigation cover the time period from May 17, 2005 to the present. The Company is cooperating fully with the NYAG in connection with its investigation.

The Company recently identified improper practices at certain health education segment schools related to the determination of placement rates reported to accrediting bodies and made available to students during the past several years. The Company discovered these practices in preparing its response to the Subpoena. The Company’s Board of Directors has directed outside independent legal counsel, Dewey & LeBoeuf, to conduct an investigation into these practices, and promptly advised the NYAG and relevant accrediting and governmental bodies of the commencement of the investigation. The Company’s investigation is at a preliminary stage and has focused primarily on its health education segment schools. The Company has also initiated a review of the determination of reported student placement rates at all of its domestic schools. The Company intends to promptly complete its internal investigation and report the results to the NYAG and relevant accrediting and governmental bodies. The Company also intends to implement any appropriate remedial actions based on the results of the investigation.

The Company cannot predict the eventual scope, duration or outcome of its investigation into its schools’ placement rates or the NYAG’s investigation at this time. If these investigations result in findings of material non-compliance with federal or state laws or regulations, the Company and/or its directors, officers or employees may be subject to significant fines, penalties or other civil or criminal sanctions, and one or more of its schools may become subject to significant operational limitations and sanctions, including possible fines, loss of state licensures, and/or eligibility to participate in Title IV Programs. The Company’s schools also may be subject to warnings, enhanced reporting, conditions, restrictions, probation, show cause proceedings or loss of accreditation as a result of any material inaccuracies in its previously reported placement rates or any failure to satisfy the placement rate or other requirements of their respective accrediting bodies. An adverse outcome of these matters may also result in significant reputational harm, material claims from students and others, or other adverse

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

regulatory actions. In such event, the Company’s business, financial condition, results of operations, cash flows and the market price of its common stock may be materially adversely affected.

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

Accrediting Body and State and Federal Regulatory Matters

AIU’s accrediting agency, the Higher Learning Commission of the North Central Association of Colleges and Schools (“HLC”) will conduct a focused visit to evaluate AIU’s transition to a new undergraduate structure which was introduced in February 2010. The focused visit is currently scheduled for September 19 – 20, 2011.

Additionally, AIU previously submitted two new academic program applications to HLC, which were approved by HLC in June 2011. AIU is currently awaiting state approval of these programs and will be submitting these programs to ED under ED’s new program approval process.

In June 2011, Briarcliffe College’s accrediting agency, Middle States Commission on Higher Education (“Middle States”), took action to continue the school’s accreditation for a period not to exceed one year. Briarcliffe has advised Middle States of the NYAG investigation and the Company’s investigation into its determination of reported student placement rates. A further renewal of Briarcliffe’s accreditation by Middle States is subject to Briarcliffe’s submission of a monitoring report to Middle States by the earlier of March 1, 2012 or 30 days after completion of any report by the NYAG of its investigation. Middle States has also requested that Briarcliffe provide it with a progress report by April 1, 2013 documenting evidence of the use of multiple measures of the assessment of student learning at the institutional, program, and course levels and the use of appropriate assessments of the attainment of learning goals at the institutional, program and course levels.

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

An ED program review report for Gibbs College—Livingston, NJ (school closed) and a final determination letter for Katharine Gibbs School—New York, NY (school closed) are currently pending. The program review report and/or final determination letter will, generally, cover a school’s main campus and any branch campuses. We are committed to resolving all issues identified in connection with these program reviews to ED’s satisfaction and ensuring that our schools operate in compliance with all ED regulations.

Our schools and universities are also subject to periodic audits by various regulatory bodies, including the U.S. Department of Education’s Office of Inspector General (“OIG”). The OIG audit services division commenced a compliance audit of CTU in June 2010, covering the period July 1, 2009 to June 30, 2010, to determine whether CTU has policies and procedures to ensure that CTU administers Title IV and other federal program funds in accordance with applicable federal law and regulation. The OIG conducted an exit conference with CTU management on June 29, 2011 and at that time indicated that CTU should expect to receive a draft report in August or September 2011 setting forth the OIG’s findings. Upon receipt of this draft report, CTU will have 30 days to provide a written response to the OIG, after which time the OIG report, along with CTU’s response, will be forwarded to ED’s Office of Federal Student Aid which makes an independent assessment of what further action, if any, is warranted.

While we believe that our schools operate in substantial compliance with applicable statutes and regulations, we cannot predict the outcome of these matters, and any unfavorable outcomes could have a material adverse effect on our business, results of operations, cash flows and financial position.

9. INCOME TAXES

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

The following is a summary of our income tax provision and effective tax rate for continuing operations:

	For the Quarters Ended June 30,		For the Years to Date Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Pretax income	$82,988	$95,984	$198,434	$185,387
Provision for income taxes	$27,228	$29,714	$69,089	$61,971
Effective tax rate	32.8%	31.0%	34.8%	33.4%

The increase in our effective tax rate for the quarter and year to date ended June 30, 2011 as compared to the prior year was primarily due to the prior year periods including a $4.2 million tax benefit resulting from credits associated with curriculum development that reduced our effective tax rate by 4.5% and 2.3% for the quarter and year to date ended June 30, 2010, respectively. The current year’s quarterly effective tax rate includes $1.6 million in favorable tax adjustments related to the correction of an error in previously filed U.S. income tax returns associated with the treatment of foreign interest income.

We estimate that it is reasonably possible that the liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $1.8 million in the next twelve months as a result of the completion

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. Based upon a change in circumstances for one of our uncertain tax positions, $10.1 million of our gross unrecognized tax benefits was reclassified to other non-current liabilities on our June 30, 2011 unaudited consolidated balance sheet. The income tax rate for the quarter and year to date ended June 30, 2011 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of June 30, 2011, we had accrued $4.0 million as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely examined by federal, state and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service completed its examination of our U.S. income tax returns through our tax year ended December 31, 2007.

10. STOCK REPURCHASE PROGRAM

During the quarter ended June 30, 2011, we repurchased 1.8 million shares of our common stock for approximately $40.0 million at an average price of $22.51 per share. During the year to date ended June 30, 2011, we repurchased 5.9 million shares of our common stock for approximately $129.9 million at an average price of $21.94 per share. As of June 30, 2011, approximately $160.5 million was available under our authorized stock repurchase program to repurchase outstanding shares of our common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. The repurchase of shares of our common stock reduces the amount of cash available to pay cash dividends to our stockholders. We have never paid cash dividends on our common stock.

11. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Career Education Corporation 2008 Incentive Compensation Plan (the “2008 Plan”) authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards. Any shares of CEC common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share granted for purposes of the aggregate share limit and any shares of CEC common stock that are subject to any other form of award will be counted as 1.67 shares for each share granted for purposes of the aggregate share limit. As of June 30, 2011, there were approximately 4.3 million shares of common stock available for future share-based awards under the 2008 Plan.

As of June 30, 2011, we estimate that compensation expense of $26.7 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, including both stock options and shares of restricted stock. We expect to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock or by using treasury shares.

Stock Options. The exercise price of stock options granted under each of the plans is equal to the fair market value of our common stock on the date of grant. Employee stock options generally become exercisable 25% per year over a four-year service period beginning on the date of grant and expire ten years from the date of grant, unless an earlier expiration date is set at the time of the grant. Non-employee directors’ stock options expire

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

ten years from the date of grant and generally become exercisable as follows: one-third on the grant date, one-third on the first anniversary of the grant date, and one-third on the second anniversary of the grant date, or, one-fourth on the grant date, one-fourth on the first anniversary of the grant date, one-fourth on the second anniversary of the grant date and one-fourth on the third anniversary of the grant date. Both employee stock options and non-employee director stock options are subject to possible earlier vesting and termination in certain circumstances. Generally, if a plan participant terminates his or her employment for any reason other than by death or disability during the vesting period, he or she forfeits the right to unvested stock option awards. Since the inception of the plans, grants of stock options have only been subject to the service conditions discussed previously. No stock option grants have included performance or market conditions or other factors that affect stock option vesting.

Stock option activity during the year to date ended June 30, 2011, under all of our plans was as follows:

	Options	Weighted Average Exercise Price
	(Options in thousands)
Outstanding as of December 31, 2010	3,575	$28.29
Granted	566	21.87
Exercised	(124)	14.73
Forfeited	(106)	23.96
Cancelled	(84)	38.44

Outstanding as of June 30, 2011	3,827	$27.68

Exercisable as of June 30, 2011	2,761	$29.08

Restricted Stock. Shares of restricted stock generally become fully vested either three years after the date of grant or 25% per year over a four-year service period beginning on the date of grant. Generally, if a plan participant terminates his or her employment for any reason other than by death or disability during the vesting period, he or she forfeits the right to the unvested shares of restricted stock. The vesting of shares of restricted stock is subject to possible acceleration in certain circumstances. Certain of the shares of restricted stock that we have granted to plan participants are subject to performance conditions that, even if the requisite service period is met, may reduce the number of shares of restricted stock that vest at the end of the requisite service period or result in all shares being forfeited. These awards are referred to as “performance-based restricted stock.”

The following table summarizes information with respect to all outstanding shares of restricted stock under our plans during the year to date ended June 30, 2011:

	Shares	Weighted Average Grant-Date Fair Value Per Share
	(Shares in thousands)
Outstanding as of December 31, 2010	2,189	$23.17
Granted	1,259	21.91
Vested	(719)	14.59
Forfeited	(220)	26.39

Outstanding as of June 30, 2011	2,509	$24.72

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

12. WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted net income per share for the quarters and years to date ended June 30, 2011 and 2010 were as follows:

	For the Quarters Ended June 30,		For the Years to Date Ended June 30,
	2011	2010	2011	2010
	(Shares in thousands)
Basic common shares outstanding	74,882	79,348	75,507	80,846
Common stock equivalents	651	1,111	667	1,041

Diluted common shares outstanding	75,533	80,459	76,174	81,887

Excluded from our computations of diluted earnings per share were options to purchase shares of our common stock. These shares were excluded because the options’ exercise prices were greater than the average market price of our common stock during the periods, and, therefore, the effect would have been anti-dilutive. The shares that would have had an anti-dilutive effect on our diluted net income per share for the quarters and years to date ended June 30, 2011 and 2010 were as follows:

	For the Quarters Ended June 30,		For the Years to Date Ended June 30,
	2011	2010	2011	2010
	(Shares in thousands)
Options that would have had an anti-dilutive effect	3,115	2,254	2,675	2,302

In addition to the common stock issued upon the exercise of employee stock options and the granting of restricted stock awards, we issued less than 0.1 million shares of our common stock upon the purchase of common stock pursuant to our employee stock purchase plan during each of the quarters and years to date ended June 30, 2011 and 2010.

13. SEGMENT REPORTING

The Company analyzes performance and makes decisions based on the allocation of resources, and as a result, in accordance with FASB ASC Topic 280—Segment Reporting, we determined that the following reporting segments would be reported as of January 1, 2011: CTU, AIU, Health Education, Culinary Arts, Art & Design and International. This change in reporting segments was a result of changes in the organizational structure. This will result in no change to our previously reported Health Education, Culinary Arts and International segments. Our previously reported University segment will now be divided into three components: CTU, AIU and Art & Design.

As a result of the organizational restructure, the Company now has six reporting segments. All prior period results have been recast to reflect our reporting segments as of June 30, 2011. The reporting segments are described below.

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

Health Education includes our Sanford-Brown schools, along with Brown College, Briarcliffe College and Missouri College. These schools collectively offer academic programs in the career-oriented disciplines of health education, complemented by certain programs in business studies and information technology in a classroom, laboratory or online setting.

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

Summary financial information by reporting segment is as follows:

	Revenue		Operating Income (Loss)
	For the Quarters Ended June 30,		For the Quarters Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
CTU	$112,061	$114,769	$33,973	$32,458
AIU	98,031	120,037	26,337	40,004
Health Education (1)	109,825	107,971	3,381	11,606
Culinary Arts	83,259	92,822	13,174	12,395
Art & Design	56,676	62,301	7,675	7,001
International	37,466	29,979	5,407	2,997
Corporate and Other	(125)	(140)	(7,267)	(9,709)

Total	$497,193	$527,739	$82,680	$96,752

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

	Revenue		Operating Income (Loss)
	For the Years to Date Ended June 30,		For the Years to Date Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
CTU	$230,126	$225,768	$70,261	$61,864
AIU	202,305	236,815	53,954	72,802
Health Education	226,134	211,835	15,011	22,614
Culinary Arts	175,032	185,576	26,941	20,600
Art & Design	121,276	125,188	18,070	13,505
International	85,942	72,317	19,522	16,429
Corporate and Other (2)	(261)	(334)	(7,844)	(21,616)

Total	$1,040,554	$1,057,165	$195,915	$186,198

	Total Assets as of (3)
	June 30, 2011	December 31, 2010
	(Dollars in thousands)
CTU (4)	$75,837	$52,566
AIU (4)	80,694	112,159
Health Education	250,191	283,558
Culinary Arts	329,002	339,848
Art & Design	82,141	91,514
International	256,930	269,723
Corporate and Other	390,152	396,714
Discontinued Operations	23,729	25,797

Total	$1,488,676	$1,571,879

(1)	Second quarter of 2011 includes a $2.0 million charge related to the impairment of accreditation rights intangible assets.
(2)	Year to date June 30, 2011 includes a $7.0 million insurance recovery related to previously settled legal matters. The prior year to date included a $2.4 million lease termination charge related to our former corporate headquarters and a $4.1 million charge for an increase in the allowance for doubtful accounts related to our previously terminated recourse loan program.
(3)	Total assets do not include the following intercompany activity: receivable or payable activity between schools and corporate and investments in subsidiaries.
(4)	During the first quarter of 2011 in conjunction with the segment reorganization, $27.9 million of the goodwill balance attributable to the former University reporting unit was reclassified from AIU to CTU, in accordance with FASB ASC Topic 350—Intangibles—Goodwill and Other.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

14. TOTAL COMPREHENSIVE INCOME

Total comprehensive income is composed of the change in cumulative translation adjustments and unrealized gains and losses on available-for-sale investments net of the effects of income taxes. The following table presents the components of comprehensive income for the periods presented:

	For the Quarters Ended June 30,		For the Years to Date Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Net income	$55,353	$64,318	$128,388	$119,540
Other comprehensive income (loss):
Foreign currency translation adjustments	3,249	(11,380)	11,492	(19,137)
Unrealized (losses)/gains on investments, net of tax	(39)	154	46	(5)

Total comprehensive income	$58,563	$53,092	$139,926	$100,398

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company analyzes performance and makes decisions based on the allocation of resources, and as a result, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280—Segment Reporting, we determined that the following reporting segments would be reported as of January 1, 2011: CTU, AIU, Health Education, Culinary Arts, Art & Design and International. This change in reporting segments was a result of changes in the organizational structure. This will result in no change to our previously reported Health Education, Culinary Arts and International segments. Our previously reported University segment will now be divided into three components: CTU, AIU and Art & Design.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The MD&A is intended to help investors understand the results of operations, financial condition and present business environment. The MD&A is organized as follows:

•	2011 Second Quarter Overview

•	Consolidated Results of Operations

•	Segment Results of Operations

•	Summary of Significant Accounting Policies and Estimates

•	Liquidity, Financial Position and Capital Resources

2011 SECOND QUARTER OVERVIEW

The second quarter of 2011 continued a period of transition for CEC and the industry, as a number of the final negotiated rulemaking regulations published by the U.S. Department of Education (“ED”) last year became effective July 1, 2011, and the final regulations and metrics for determining whether an institution’s programs prepare students for gainful employment were released. Additionally, July 1, 2011 marked the date when increases to Stafford loan levels returned to being part of the 90% threshold, rather than the 10% portion, for purposes of compliance with the 90-10 rule.

The regulatory environment, combined with the continued softening of new student interest across the industry, continued to pose significant challenges to CEC. To help offset the long-term effect of these challenges, we continued to focus on our efforts to better position the Company and our students to achieve our ultimate mission, which is to enhance lives through education.

•

We substantially completed the implementation of the changes in Culinary Art’s business model. This model focuses more on our 12-month certificate program and has a lower tuition level than our degree-based programs, which we believe will assist students in needing less financing support outside of their eligibility to participate in Title IV Programs.

•

We have increased our efforts to obtain more direct new student leads in our marketing campaigns. This effort is in response to the federal misrepresentation regulations and we believe in time will attract higher quality, better qualified new students. We have leveraged our technological resources to aid us in this effort.

•

AIU rolled out its Student Orientation and Academic Readiness (“SOAR”) program in June, and CTU began SOAR in July. This program assesses a student’s readiness to engage in college-level work at the onset of the student’s program. New student starts will be affected by the impact of the implementation of this program, as we will experience a full quarter impact in these business segments in the third quarter of 2011.

•

The Higher Learning Commission of the North Central Association of Colleges and Schools granted AIU new program approval for bachelor’s and master’s accounting degrees. This will help broaden and build upon the quality-driven programs and educational excellence that AIU provides it students.

•

We made the decision to move primarily to one national accreditor for those institutions that are nationally accredited. This decision led to a change in how we accounted for the accreditation rights, specifically the reclassification of certain accreditation rights from indefinite-lived to definite-lived, which resulted in a non-cash $2.5 million asset impairment charge related to several of our institutions in the second quarter 2011.

•

We made the decision to teach out one of our ground campuses within CTU. The combination of an expiring lease obligation, student population of the school and local market conditions did not warrant a new lease and capital investment. We remain committed to the students who are currently enrolled at the campus and will work with the students to successfully complete their course of study. We expect the campus to cease operations no later than 2015. In accordance with FASB ASC Topic 350, we calculated the amount of goodwill attributable to this school and recorded the related impairment of this goodwill as a result of the decision to close the campus. The amount of impairment recorded as a result of this decision was $0.2 million for the quarter ended June 30, 2011.

On a consolidated basis, revenue decreased $30.5 million, or 5.8%, from the prior year quarter. The aforementioned decline in new student interest across the industry drove the decrease in revenue, as new student starts in the majority of our segments decreased as compared to the prior year quarter. Student population decreased 3% driven by decreases within AIU, Art & Design and CTU. Additionally, a lower revenue per student contributed to the decrease in revenue as compared to the prior year quarter, primarily within AIU and Culinary

Arts. Operating income decreased $14.1 million, or 14.5%, as compared to the prior year quarter, as the overall decrease in operating expenses driven primarily by cost reduction efforts, improved bad debt trends due to actions initiated by the Company in the past twelve months and the effective use of our shared services organization, was more than offset by the overall decline in revenue. Finally, we experienced a favorable impact to both revenue and operating income as a result of foreign currency exchange rates within our International segment.

Regulatory Environment

The related risks associated with the regulations which became effective July 1, 2011 as well as the gainful employment regulations, and the potential impact to our business, are outlined below, specifically for those regulations that most significantly affect our decision making and daily operations and potentially our long-term results. We believe these risks are balanced by our management’s commitment to responding to the new regulations with the utmost integrity, considering our students’ experience at the forefront while maintaining shareholder value.

Gainful Employment. Our programs are subject to ED’s requirement that certain programs prepare students for “gainful employment in a recognized occupation.” Under the final regulations, a program will qualify as leading to gainful employment in a recognized occupation if the institution can show that its program meets at least one of three student debt metrics. An institution’s program must demonstrate that: (i) at least 35% of the program’s former students are successfully repaying their loans, as defined by the regulation; (ii) the estimated annual loan payment of a typical graduate of the program does not exceed 30% of her or his discretionary income; or (iii) the estimated annual loan payment of the typical graduate does not exceed 12% of her or his total earnings. All three metrics will generally examine student information within two to three years after graduation, with certain exceptions. The earliest a program could lose eligibility under the gainful employment rule will be 2015, based on the 2012, 2013 and 2014 metrics. If any of our programs fail to qualify as programs leading to “gainful employment” as defined under ED regulations for two out of four years rolling, students in those programs would be unable to obtain Title IV funds to finance their education. In addition, required disclosures under such rules may discourage students from attending school. See Part II, Item IA, Risk Factors, for further discussion. We believe that substantially all of our academic programs within AIU, CTU and Health Education successfully prepare students under the recently published gainful employment metrics, and we are currently analyzing our action plan for potential business model changes within Art & Design. In addition, Culinary Arts has implemented changes to its business model that will help address the new metrics. Finally, International remains unaffected by the new rules.

“90-10 Rule.” Under a provision of the Higher Education Act (“HEA”) commonly referred to as the “90-10 Rule,” a proprietary institution that fails to derive at least 10% of cash received from non-Title IV sources at the end of a fiscal year will be placed on provisional participation status for one fiscal year. However, if the institution does not satisfy the 90-10 Rule for two consecutive fiscal years, it loses its eligibility to participate in Title IV programs for at least two fiscal years. Beginning July 1, 2011, the most recent increases to Stafford loan levels will be included in the 90% fund source for purpose of compliance with the 90-10 Rule, making it more difficult for 10% of a student’s funding to be derived from non-Title IV sources. This impacts our schools’ ability to continue to meet the 90-10 Rule and therefore qualify to participate in Title IV Program funding. Failure to meet the 90-10 Rule by our schools or Office of Postsecondary Education Identifiers could have a material adverse impact on our business, financial condition, results of operation, cash flows and value of our common stock. We have not had any institutions violate the 90-10 Rule in 2010; however, we will continue to closely monitor our 90-10 levels due to the provision that became effective July 1, 2011, especially for our Health Education institutions, as some of these institutions were close to the 90% threshold in 2010.

Incentive Compensation. The new incentive compensation rules affect our student recruiting and marketing efforts, since our business model depends on student recruitment and retention by our admissions counselors, as well as our ability to attract and retain students through marketing and the use of third-party lead generators. ED’s new incentive compensation rules eliminate safe harbors allowing payment of certain compensation to our admissions advisors, financial aid advisors and certain third parties. As a result, we have changed the pay practices for these employees and are in the process of changing contractual or other pay practices for third parties engaged in these efforts on our behalf, although there remains uncertainty under the new regulations as to what constitutes permissible pay practices. These changes may result in employee retention issues, increased operating and marketing costs to identify prospective students, decreased enrollments or other impacts leading to changes in our business model, or other events that could have a material adverse impact on our business, including our financial condition, results of operations and cash flows.

The program integrity rules have required us to change certain business practices, as well as incur costs of compliance and of developing and implementing changes in operations. Although we expect to be in substantial compliance with these new requirements by their effective dates, we cannot predict with certainty the impact the regulations may have on our operations and results, as well as the effect they may have on future student enrollment and retention. Additionally, the regulations may result in changes in or elimination of certain educational programs and may have other significant or material effects on our business. See Part II, Item IA, Risk Factors, for further discussion of the potential impact and risks of the recent changes in our industry due to the changing regulatory environment.

Despite current challenges, we remain committed to long-term growth for the Company. In the next several quarters, our focus will be on initiatives that optimize our student mix and goal to ensure high-quality outcomes, including:

1)	Finalizing and implementing the action plans for Art & Design;

2)	Continuing to critically evaluate our fixed cost structure and shared services model to attempt to partially offset negative leverage associated with declining new student starts and populations;

3)	Completing our work to clarify and leverage our points of differentiation within each of our institutions;

4)	Implementing our SOAR model and other tools to help ensure that prospective students are prepared to be successful in their coursework, which we believe will ultimately have a positive impact on retention and default rates moving forward; and

5)	Monitoring compliance with the new and modified regulations including Gainful Employment and the 90-10 Rule.

We continue to address the impact of a very difficult economic environment, the impact of new rules including misrepresentation and incentive compensation, negative publicity in our sector and increased competition for prospective students. We expect similar trends for new student starts to continue through the third and fourth quarters of 2011. As students complete their student life cycle over several periods, we would also expect the decline in new student starts to further impact student populations. As we examine our Company’s organizational structure and make changes to our business and operating models to ensure long-term success, we will be careful to not sacrifice the high-quality educational experience we offer our students by continuing to emphasize quality and integrity.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters ended June 30, 2011 and 2010.

	For the Quarters Ended June 30,				% Change
	2011	% of Total Revenue	2010	% of Total Revenue	2011 vs. 2010
	(Dollars in thousands)
TOTAL REVENUE	$497,193		$527,739		-5.8%

OPERATING EXPENSES
Educational services and facilities	161,529	32.5%	156,918	29.7%	2.9%
General and administrative:
Advertising	70,153	14.1%	74,563	14.1%	-5.9%
Admissions	49,231	9.9%	54,874	10.4%	-10.3%
Administrative	100,875	20.3%	107,926	20.5%	-6.5%
Bad debt	9,542	1.9%	19,557	3.7%	-51.2%

Total general and administrative expense	229,801	46.2%	256,920	48.7%	-10.6%
Depreciation and amortization	20,507	4.1%	17,149	3.2%	19.6%
Goodwill and asset impairment	2,676	0.5%	—	0.0%	N/A

OPERATING INCOME	82,680	16.6%	96,752	18.3%	-14.5%

PRETAX INCOME	82,988	16.7%	95,984	18.2%	-13.5%
PROVISION FOR INCOME TAXES	27,228	5.5%	29,714	5.6%	-8.4%

Effective tax rate	32.8%		31.0%
INCOME FROM CONTINUING OPERATIONS	$55,760	11.2%	$66,270	12.6%	-15.9%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(407)	-0.1%	(1,952)	-0.4%	-79.1%

NET INCOME	$55,353	11.1%	$64,318	12.2%	-13.9%

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

Quarter Ended June 30, 2011 as Compared to Quarter Ended June 30, 2010

Revenue

Total revenue decreased from the prior year quarter driven by an overall decline in new student interest, increased competition, negative publicity within the industry as well as a decline in advertising spend. Declines in revenue from the prior year quarter were reported in all domestic segments of our business with the exception of Health Education, which reported a slight increase over the prior year quarter. Additionally, AIU and Culinary Arts experienced lower revenue-per-student as compared to the prior year quarter.

Educational Services and Facilities Expense

Educational services and facilities expense increased as compared to the prior year quarter resulting from an increase in academics expense, as Health Education and International invested in the expansion and support of academic functions to support the addition of campuses and the increase in student populations.

General and Administrative Expense

General and administrative expense decreased as compared to the prior year quarter driven by lower bad debt expense and our focus on reducing variable costs as revenues decline.

Bad debt expense incurred by each of our reportable segments during the quarters ended June 30, 2011 and 2010 was as follows:

	For the Quarters Ended June 30,
	2011	As a % of Segment Revenue	2010	As a % of Segment Revenue
	(Dollars in thousands)
Bad debt expense by segment:
CTU	$2,256	2.0%	$2,656	2.3%
AIU	(1,129)	-1.2%	1,499	1.2%
Health Education	3,106	2.8%	2,868	2.7%
Culinary Arts	4,801	5.8%	9,684	10.4%
Art & Design	630	1.1%	2,412	3.9%
International	187	0.5%	175	0.6%
Corporate and Other	(309)	N/A	263	N/A

Total bad debt expense	$9,542	1.9%	$19,557	3.7%

Bad debt expense decreased $10.0 million as compared to the prior year quarter primarily due to the discontinuation of our extended payment plan programs which have historically experienced higher collectability risk. AIU reported negative bad debt expense for the current quarter resulting from a $7 million decline in earned student receivables for the three-month period ended June 30, 2011 as Title IV funds received in the second quarter 2011 were significantly higher than in the first quarter 2011.

Administrative expense decreased from the prior year quarter, mainly due to the prior year quarter including higher compensation expense related to performance-based incentive programs.

Advertising expenses decreased as compared to the prior year quarter as we continue to focus our advertising spend on higher quality leads. This coupled with the decline in overall student interest resulted in an overall decline in advertising expense as compared to the prior year quarter. Admissions expense also declined as compared to the prior year quarter resulting from the decline in volume of new student interest. We will continue to focus our advertising spend on those media channels which provide higher quality leads and will align our admissions staff appropriately.

Goodwill and Asset Impairment

The non-cash goodwill and asset impairment charge of $2.7 million in the current year quarter primarily related to the impairment of certain accreditation rights for several of our institutions. See the notes to our unaudited consolidated financial statements for additional information related to this impairment.

Operating Income

Operating income decreased as compared to the prior year quarter, as the overall decrease in operating expenses was more than offset by the overall decline in revenue. The overall increase in educational services and facilities expense, particularly within academic expenses, contributed to the decrease of 170 basis points in operating margin as compared to the prior year quarter. Additionally, the current year quarter included a non-cash asset impairment charge.

Provision for Income Taxes

The increase in our effective tax rate for the quarter to date ended June 30, 2011 as compared to the prior year quarter was primarily due to the prior year period including a $4.2 million tax benefit resulting from credits associated with curriculum development that reduced our effective tax rate by 4.5% for the quarter to date ended June 30, 2010. The current year’s quarterly effective tax rate includes $1.6 million in favorable tax adjustments related to the correction of an error in previously filed U.S. income tax returns associated with the treatment of foreign interest income.

Year to Date Ended June 30, 2011 as Compared to Year to Date Ended June 30, 2010

	For the Years to Date Ended June 30,				% Change
	2011	% of Total Revenue	2010	% of Total Revenue	2011 vs. 2010
	(Dollars in thousands)
TOTAL REVENUE	$1,040,554		$1,057,165		-1.6%

OPERATING EXPENSES
Educational services and facilities	330,430	31.8%	316,080	29.9%	4.5%
General and administrative:
Advertising	144,532	13.9%	150,702	14.3%	-4.1%
Admissions	101,024	9.7%	112,144	10.6%	-9.9%
Administrative	198,256	19.1%	212,282	20.1%	-6.6%
Bad debt	26,848	2.6%	45,932	4.3%	-41.5%

Total general and administrative expense	470,660	45.2%	521,060	49.3%	-9.7%
Depreciation and amortization	40,873	3.9%	33,827	3.2%	20.8%
Goodwill and asset impairment	2,676	0.3%	—	0.0%	N/A

OPERATING INCOME	195,915	18.8%	186,198	17.6%	5.2%

PRETAX INCOME	198,434	19.1%	185,387	17.5%	7.0%
PROVISION FOR INCOME TAXES	69,089	6.6%	61,971	5.9%	11.5%

Effective tax rate	34.8%		33.4%
INCOME FROM CONTINUING OPERATIONS	$129,345	12.4%	$123,416	11.7%	4.8%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(957)	-0.1%	(3,876)	-0.4%	-75.3%

NET INCOME	$128,388	12.3%	$119,540	11.3%	7.4%

Revenue

Total revenue decreased from the prior year to date mainly driven by a decrease in revenue reported by AIU. New student interest declined across all of our domestic institutions resulting in new student starts decline of 14% as compared to the prior year to date. Additionally, AIU and Culinary Arts continued to experience lower revenue-per-student as compared to the prior year to date due to deceleration in the AIU student’s pace of study and a change in mix of Culinary Arts students as more students enter certificate programs over the associate program, which is shorter in length.

Educational Services and Facilities Expense

Educational services and facilities expense increased mainly as a result of an increase in academics expense, as Health Education and International invested in the addition and support of academic functions to support the addition of campuses and the increase in student populations.

General and Administrative Expense

The decline in total general and administrative expense as compared to the prior year to date was driven by reduced bad debt and administrative expenses, lower levels of new student interest which resulted in a reduction in admissions personnel and related costs, and an adjustment in the media channels utilized to market our institutions.

The decrease in administrative expense as compared to the prior year to date was driven by a $7.0 million insurance recovery received in the first quarter 2011 related to previously settled legal matters. In addition, we experienced lower administrative expenses as compared to the prior year to date, mainly due to the prior year to date including higher compensation expense related to performance-based incentive programs.

Bad debt expense incurred by each of our reportable segments during the years to date ended June 30, 2011 and 2010 was as follows:

	For the Years to Date Ended June 30,
	2011	As a % of Segment Revenue	2010	As a % of Segment Revenue
	(Dollars in thousands)
Bad debt expense by segment:
CTU	$4,367	1.9%	$4,313	1.9%
AIU	1,539	0.8%	4,258	1.8%
Health Education	5,302	2.3%	4,962	2.3%
Culinary Arts	12,364	7.1%	22,145	11.9%
Art & Design	3,066	2.5%	5,152	4.1%
International	470	0.5%	350	0.5%
Corporate and Other	(260)	N/A	4,752	N/A

Total bad debt expense	$26,848	2.6%	$45,932	4.3%

The prior year to date bad debt expense included an $8.1 million increase in the allowance for doubtful accounts associated with certain extended payment plan programs. This increase resulted from lower repayment history experienced on these programs. Of the $8.1 million expense, $4.1 million is reflected within Corporate and Other and related to our previously terminated recourse loan program. During 2011, we discontinued providing extended payment plan financing to new students which contributed to the decrease in bad debt expense as compared to the prior year to date as student receivable balances are not increasing at a similar pace in the current year.

Goodwill and Asset Impairment

Goodwill and asset impairment expense of $2.7 million in the current year to date primarily related to a non-cash asset impairment charge in the second quarter 2011 associated with the consolidation of certain accreditation rights for several of our institutions. See the notes to our unaudited consolidated financial statements for additional information related to this impairment charge.

Operating Income

The current year to date operating income includes a $7.0 million insurance recovery within Corporate and Other related to previously settled legal matters and $2.7 million in asset impairment charges. Prior year to date operating income included an $8.1 million charge for an increase in the allowance for doubtful accounts related to our extended payment plan programs and $3.7 million in lease termination charges incurred in connection with the move to our new campus support center.

Provision for Income Taxes

The increase in our effective tax rate for the year to date ended June 30, 2011 as compared to the prior year to date was primarily due to the prior year period including a $4.2 million tax benefit resulting from credits associated with curriculum development that reduced our effective tax rate by 2.3% for the year to date ended June 30, 2010.

SEGMENT RESULTS OF OPERATIONS

The following tables set forth unaudited historical segment results for the periods presented. Results for the prior year quarter have been reclassified to be comparable to the current year presentation.

	For the Quarters Ended June 30,
	(Dollars in thousands)
	REVENUE			OPERATING INCOME (LOSS)		OPERATING MARGIN
	2011	2010	% Change	2011	2010	2011	2010
CTU	$112,061	$114,769	-2.4%	$33,973	$32,458	30.3%	28.3%
AIU	98,031	120,037	-18.3%	26,337	40,004	26.9%	33.3%
Health Education	109,825	107,971	1.7%	3,381	11,606	3.1%	10.7%
Culinary Arts	83,259	92,822	-10.3%	13,174	12,395	15.8%	13.4%
Art & Design	56,676	62,301	-9.0%	7,675	7,001	13.5%	11.2%
International	37,466	29,979	25.0%	5,407	2,997	14.4%	10.0%
Corporate and Other	(125)	(140)		(7,267)	(9,709)

Total	$497,193	$527,739	-5.8%	$82,680	$96,752	16.6%	18.3%

	NEW STUDENT STARTS			STUDENT POPULATION
	For the Quarters Ended June 30,			As of June 30,
	2011	2010	% Change	2011	2010	% Change
CTU	7,810	9,480	-18%	28,100	29,000	-3%
AIU	4,290	5,670	-24%	17,600	20,400	-14%
Health Education	7,750	8,450	-8%	29,100	28,600	2%
Culinary Arts	3,700	3,150	17%	13,200	12,100	9%
Art & Design	1,000	1,690	-41%	10,000	11,600	-14%
International	330	380	-13%	3,700	2,800	32%

Total	24,880	28,820	-14%	101,700	104,500	-3%

Quarter Ended June 30, 2011 as Compared to the Quarter Ended June 30, 2010

CTU. Current quarter revenue decreased as compared to the prior year quarter as a result of declining student population driven by an overall decline in new student interest, increased competition and strong prior year results.

Current quarter operating income increased by $1.5 million, and operating margin increased from 28.3% to 30.3% as compared to the prior year quarter. Total operating expenses decreased approximately $4.2 million as compared to the prior year quarter, mainly due to a decrease in administrative expenses, as we continued to leverage our shared services operating model. In addition, we experienced lower legal expenses in the current year quarter as compared to the prior year quarter.

AIU. The current quarter revenue decrease was primarily caused by the combination of a decline in new student interest, increased competition and a focused marketing initiative concentrating on higher quality new student leads. These factors drove a decrease in student population and new student starts as compared to the prior year quarter. In addition, students are taking fewer credit hours during each session as compared to prior periods due to changes in curriculum structure and pacing options, and as a result, revenue per student decreased during the current year quarter.

Current quarter operating income decreased by $13.7 million, as the decrease in revenue was only partially offset by the overall decrease in operating expenses. In addition, academics expense as a percentage of revenue increased as compared to the prior year quarter, as we invested in curriculum structure changes to ensure better student outcomes.

Health Education. Revenue increased $1.9 million, or 1.7% as compared to the prior year quarter. Student population increased 2% as compared to the prior period, yet new student starts were negatively impacted by a weakening of student interest, as they declined 8% as compared to the prior year quarter. Additionally, student attrition rates increased at a higher rate than in prior periods, which contributed to the deceleration of the student population expansion that we’ve experienced in the past.

Health Education’s operating income decreased by $8.2 million, or 70.9% as compared to the prior year quarter. An increase in academics expense as a percentage of revenue due to startup campuses increasing their staffing levels, as well as an increase in advertising expense due to a change in marketing strategy, more than offset the increase in revenue as compared to the prior year quarter. In addition, the current year quarter results include a non-cash asset impairment charge of approximately $2.0 million.

Culinary Arts. Current quarter revenue decreased approximately $9.6 million as compared to the prior year quarter. This decrease was mainly due to a decrease in revenue per student primarily due to a combination of the increase in the number of grants offered to students, as well as a change in the mix of students within our certificate program versus the associate program. The certificate program generates a lower revenue per student as compared to the associate program. The increase in new student starts was due to an additional new student start in the current year quarter as compared to the prior year quarter.

Culinary Arts’ operating income increased slightly as compared to the prior year quarter, as we effectively managed operating expenses. General and administrative expenses, including bad debt expense, decreased as compared to the prior year quarter. Additionally, administrative and admissions expenses decreased as compared to the prior year quarter primarily due to a reduction in workforce and increased utilization of centralized shared services.

Art & Design. Art & Design’s current quarter revenue decreased $5.6 million as compared to the prior year quarter, as we experienced a decrease in student population and in new student starts. The decrease in new student starts was caused by an overall decline in new student interest, change in market strategy to focus on local markets and certain media channels which provide higher quality leads, as well as stricter entrance criteria. Student population was negatively affected by an increase in student attrition rates as compared to the prior year quarter, in addition to the decline in new student starts.

Operating income increased slightly as compared to the prior year quarter. Total operating expenses decreased as compared to the prior year quarter across the majority of expenses due to effective cost management, effective use of our shared services organization and optimization of real estate space.

International. Current quarter revenue increased $7.5 million, or 25.0% as compared to the prior year quarter. The increase was driven by an increase in student population and $5.2 million favorable impact of foreign currency exchange rates.

Operating income increased $2.4 million as compared to the prior year quarter. The increase in revenue was partially offset with higher operating expenses, primarily academics, as we continue our investment associated with higher levels of accreditation, as well as the support of the growing student population. In addition, operating income was impacted by $1.2 million favorable foreign currency exchange rates.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire Company. Corporate and Other costs decreased $2.4 million, or 25.2% as compared to the prior year quarter, as we continue to effectively manage our current cost structure.

Year to Date Ended June 30, 2011 as Compared to the Year to Date Ended June 30, 2010

	For the Years to Date Ended June 30,
	(Dollars in thousands)
	REVENUE			OPERATING INCOME (LOSS)		OPERATING MARGIN
	2011	2010	% Change	2011	2010	2011	2010

CTU	$230,126	$225,768	1.9%	$70,261	$61,864	30.5%	27.4%
AIU	202,305	236,815	-14.6%	53,954	72,802	26.7%	30.7%
Health Education	226,134	211,835	6.8%	15,011	22,614	6.6%	10.7%
Culinary Arts	175,032	185,576	-5.7%	26,941	20,600	15.4%	11.1%
Art & Design	121,276	125,188	-3.1%	18,070	13,505	14.9%	10.8%
International	85,942	72,317	18.8%	19,522	16,429	22.7%	22.7%
Corporate and Other	(261)	(334)		(7,844)	(21,616)

Total	$1,040,554	$1,057,165	-1.6%	$195,915	$186,198	18.8%	17.6%

	NEW STUDENT STARTS
	For the Years to Date Ended June 30,
	2011	2010	% Change
CTU	15,250	18,320	-17%
AIU	12,950	16,930	-24%
Health Education	16,890	17,830	-5%
Culinary Arts	7,260	7,010	4%
Art & Design	3,240	4,460	-27%
International	1,120	1,090	3%

Total	56,710	65,640	-14%

CTU. Current year to date revenue increased as compared to the prior year despite the decline in new student interest and increased competition. Strong student population at the beginning of the period, as well as an increase in revenue per student, drove the 1.9% increase in revenue as compared to the prior year to date.

Current year to date operating income increased by $8.4 million, and operating margin increased from 27.4% to 30.5% as compared to the prior year to date. The increase in revenue along with the overall decrease in operating expenses, including administrative, occupancy and admissions, drove the operating income increase as compared to the prior year to date.

AIU. Current year to date revenue decreased as compared to the prior year to date primarily due to the combination of a decline in new student interest across the industry, increased competition and a focused marketing initiative concentrating on higher quality new student leads. These factors drove a decrease in student population and new student starts as compared to the prior year to date. In addition, students are taking fewer credit hours during each session as compared to prior periods due to changes in curriculum structure and pacing options, and as a result, revenue per student decreased during the current year to date.

Current year to date operating income decreased by $18.8 million, as the decrease in revenue was only partially offset by the overall decrease in operating expenses, primarily within advertising, bad debt and admissions expenses. Advertising expense decreased due to a change in marketing strategy focused on utilizing marketing channels with increased potential for higher quality students, while decreasing spending in other marketing channels. In addition, academics expense as a percentage of revenue increased as compared to the prior year to date as we invested in curriculum structure changes to ensure better student outcomes.

Health Education. Revenue increased $14.3 million, or 6.8% as compared to the prior year to date driven by an increase in student population. The decline in new student starts coupled with an increase in student attrition rates will present revenue challenges in the short-term for Health Education.

Health Education’s operating income decreased by 33.6% as compared to the prior year to date. An increase in academics expense as a percentage of revenue due to startup campuses increasing their staffing levels, as well as an increase in advertising expense due to increased spending in certain marketing channels, more than offset the increase in revenue as compared to the prior year to date. In addition, the current year to date included non-cash asset impairment charges of approximately $2.0 million related to certain accreditation rights.

Culinary Arts. Current year to date revenue decreased approximately $10.5 million as compared to the prior year to date. This decrease was mainly due to a decrease in revenue per student primarily due to a combination of the increase in the number of grants offered to students, as well as a change in the mix of students within our certificate program versus the associate program. The certificate program generates a lower revenue per student as compared to the associate program. The increase in new student starts for the current year to date was due to an additional new student start in the current year to date as compared to the prior year to date.

Culinary Arts’ operating income increased $6.3 million as compared to the prior year to date primarily due to effective management of our general and administrative expenses. A reduction in workforce was carried out during the current year to date in order to reduce our cost structure. The prior year to date included a $3.2 million increase to bad debt expense associated with certain extended payment plan programs.

Art & Design. Art & Design’s current year to date revenue decreased $3.9 million as compared to the prior year to date, and new student starts and student population decreased 27% and 14%, respectively, as compared to the prior year to date. A decrease in new student leads caused by an overall decline in new student interest contributed to the decrease in revenue as compared to the prior year to date.

Operating income increased $4.6 million as compared to the prior year to date. Total operating expenses decreased as compared to the prior year to date, particularly for admissions and advertising, due to effective cost management and change in marketing strategy. Lower bad debt expense also contributed to the decrease in total operating expenses as compared to the prior year to date due to the timing of cash receipts.

International. Current year to date revenue increased $13.6 million, or 18.8% as compared to the prior year to date. The increase was driven by an increase in student population and new student starts, as well as a $4.9 million favorable impact of foreign currency exchange rates.

Operating income increased $3.1 million, or 18.8% as compared to the prior year to date. The increase in revenue was partially offset with higher operating expenses, primarily academics, as we continue our investment associated with higher levels of accreditation, as well as the support of the growing student population. In addition, we invested additional resources for advertising to capitalize on our marketing strategy. Operating income was favorably impacted by $1.1 million due to foreign currency exchange rates.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire Company. Corporate and Other costs decreased $13.8 million as compared to the prior year to date. The current year to date included a $7.0 million insurance recovery related to previously settled legal matters and a $1.4 million gain on the sale of real estate property. The prior year to date results included $4.1 million of bad debt expense incurred from our previously terminated recourse loan program and $2.4 million of lease termination charges related to our former corporate headquarters.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of June 30, 2011, cash, cash equivalents and short-term investments totaled $388.8 million. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We finance our operating activities and our organic growth primarily through cash generated from operations. We finance acquisitions primarily through funding from credit facility borrowings and cash generated from operations. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations, existing cash balances, and, if necessary, borrowings under our existing credit agreement.

Included in cash and cash equivalents within our unaudited consolidated balance sheets are amounts related to certain of our European campuses that are operated as not-for-profit schools. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. The amount of not-for-profit cash and cash equivalents with restrictions was $53.9 million and $58.5 million at June 30, 2011 and December 31, 2010, respectively. Restrictions on these cash balances have not affected, nor do we believe that such restrictions will affect, our ability to fund our daily operations.

Sources and Uses of Cash

Operating Cash Flows

During the years to date ended June 30, 2011 and 2010, net cash flows provided by operating activities totaled $114.8 million and $47.9 million, respectively. The increase in operating cash flows as compared to the prior year to date is primarily due to the prior year cash flow being negatively impacted by a delay in the receipt of Title IV funds of approximately $30.0 million and the continued use of Company funds being extended to an increasing number of students in the form of extended payment plans.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students finance tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, school payment plans, private and institutional scholarships and cash payments. For the years to date ended June 30, 2011 and 2010, approximately 84% and 82% respectively, of our U.S. schools’ cash receipts from tuition payments come from Title IV Program funding.

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

Investing Cash Flows

During the year to date ended June 30, 2011, net cash flows used in investing activities totaled $50.4 million compared to net cash flows used in investing activities of $19.9 million for the year to date ended June 30, 2010.

Capital Expenditures. Capital expenditures increased $4.7 million, or 11.0% to $47.9 million during the year to date ended June 30, 2011 from $43.2 million during the year to date ended June 30, 2010. Capital expenditures represented 4.6% and 4.1% of total revenue during the years to date ended June 30, 2011 and 2010, respectively. The increase over the prior year to date was driven primarily by investments in our new campus support center.

Earnout Payments. Effective August 31, 2009, we acquired the outright rights to the Le Cordon Bleu brand in the education services field for the U.S. and Canada. The purchase price for the brand rights consisted of $25.0 million in cash funded from operations, 3.0 million shares of CEC common stock valued at $71.3 million as of the closing date and originally estimated $43.0 million of earnout payments over a 30-month period. As of June 30, 2011, we have made approximately $26.7 million in earnout payments since acquisition of the brand. We estimate that an additional $14.0 million will be paid within the next twelve months related to the 30-month earnout.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash outflow of $0.3 million and a net cash inflow of $37.9 million during the years to date ended June 30, 2011 and 2010, respectively.

Proceeds on the sale of assets. During the current year to date, the Company received $6.3 million in gross proceeds in connection with the sale of property located in California.

Financing Cash Flows

During the years to date ended June 30, 2011 and 2010, net cash flows used in financing activities totaled $127.3 million and $157.7 million, respectively.

Credit Agreement. As of June 30, 2011, we had no outstanding debt under our U.S. Credit Agreement and letters of credit totaling approximately $6.7 million. The borrowing availability under our U.S. Credit Agreement as of June 30, 2011 was $178.3 million.

Repurchases of Stock. During the year to date ended June 30, 2011, we repurchased approximately 5.9 million shares of our common stock for approximately $129.9 million at an average price of $21.94 per share. During the year to date ended June 30, 2010, we repurchased approximately 5.4 million shares of our common stock for approximately $155.0 million at an average price of $28.56 per share. Repurchases of stock during 2011 and 2010 were funded by cash generated from operating activities and the sale of available-for-sale investments.

As of June 30, 2011, approximately $160.5 million was available under the program to repurchase outstanding shares of our common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Contractual Obligations

As of June 30, 2011, there were no significant changes to our contractual obligations from December 31, 2010 except as discussed below. We are not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

On August 31, 2009, we acquired the outright rights to the Le Cordon Bleu brand in the educational services field for the U.S. and Canada. A portion of the purchase price consisted of a 30-month earnout payment based upon Culinary Arts tuition fee revenue originally estimated at $43.0 million. As of June 30, 2011, we estimate that an additional $14.0 million will be paid. Future adjustment to the earnout may be warranted as actual earnout may vary from the current estimate.

Changes in Financial Position—June 30, 2011 compared to December 31, 2010

Selected unaudited consolidated balance sheet account changes from December 31, 2010, to June 30, 2011, were as follows:

	As of
	June 30, 2011	December 31, 2010	% Change
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Other current assets	$24,665	$6,246	NM

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses:
Payroll and related benefits	45,315	73,608	-38%
Income taxes	9,132	—	100%
Other	48,104	98,113	-51%

NON-CURRENT LIABILITIES:
Other liabilities	39,706	30,853	29%

STOCKHOLDERS’ EQUITY:
Cost of shares in treasury	(135,441)	(191)	NM

Other current assets: The increase was primarily driven by the reclassification of our tenant improvement allowance of $13.1 million for our new campus support center from long-term to short-term. The Company expects to receive the cash associated with this allowance in the first quarter of 2012.

Accrued expenses—Payroll and related benefits: The decrease is mainly due to payment of the 2010 annual employee incentive bonus plan made in the first quarter of 2011.

Accrued expenses—Income taxes: The increase is primarily due to the Company being in a prepaid tax position at December 31, 2010 due to certain tax benefits.

Accrued expenses—Other: The decrease is primarily related to the first quarter 2011 payment of a $40.0 million legal settlement recorded in the prior year.

Non-current liabilities—Other liabilities: The increase is driven by a reclassification in tax reserves from short-term to long-term based upon the timing for ultimate resolution of the matters.

Cost of shares in treasury: The increase in cost of shares in treasury was driven by the repurchase of 5.9 million shares of our common stock during the current year to date.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We use various techniques to manage our market risk, including, from time to time, the use of derivative financial instruments. We do not use derivative financial instruments for speculative purposes.

Our municipal bond investments are auction rate securities (“ARS”) which generally have stated terms to maturity of greater than one year. We classify investments in ARS on our unaudited consolidated balance sheets within other non-current assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continue to accrue interest and are auctioned on a set interval until the auction succeeds, the issuer calls the securities, or they mature. As of June 30, 2011, we have determined these investments are at risk for impairment due to the nature of the liquidity of the market over the past year. As a result, we recorded a cumulative unrealized loss reflected within other comprehensive income on our unaudited consolidated balance sheet of approximately $0.7 million as of June 30, 2011.

Interest Rate Exposure

Any outstanding borrowings under our credit agreement bear annual interest at fluctuating rates as determined by the Prime Rate or the London Interbank Offered Rate (LIBOR). As of June 30, 2011 and December 31, 2010, we had no outstanding borrowings under this agreement.

Our investments and debt instruments are recorded at their fair values as of June 30, 2011 and December 31, 2010. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

Foreign Currency Exposure

We are subject to foreign currency exchange exposures arising from current and anticipated transactions denominated in currencies other than the U.S. dollar, and from the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts. Specifically, we are subject to risks associated with fluctuations in the value of the Euro and the British pound versus the U.S. dollar. Our investment in our foreign operations as of June 30, 2011, was not significant to our consolidated financial position.

We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in foreign currency exchange rates is not significant.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following are some of the most significant regulatory requirements and risks related to governmental and accrediting body oversight of our schools:

•

Student Loan Cohort Default Rates. Our U.S. schools may lose their eligibility to participate in Title IV Programs if their student loan cohort default rates are greater than the standards set by ED. A cohort is the group of students who commence student loan repayment status during a federal fiscal year, with the cohort default rate for each cohort established as the percentage of the students in that cohort who default on their student loans prior to the end of the following federal fiscal year, a two-year measuring period. If the rates at which our former students default on repaying their federally guaranteed or federally funded student loans exceed ED-specified percentages, one or more of our schools could be placed on provisional certification status by ED or lose eligibility to participate in Title IV Programs for several years. In addition, we may need to implement programs and dedicate resources to improving cohort default rates.

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

•

“90-10 Rule.” Any of our U.S. schools or OPEID’s may lose eligibility to participate in Title IV Programs if, on a cash basis, the percentage of the cash receipts derived from Title IV Programs for two consecutive fiscal years is greater than 90%. Under HEA’s “90-10 Rule,” an OPEID that fails to derive at least 10% of its cash receipts from non-Title IV sources at the end of a fiscal year will be placed on provisional participation status for its next fiscal year. If the OPEID does not satisfy the 90-10 Rule for two consecutive fiscal years, it loses its eligibility to participate in the Title IV Programs for at least two fiscal years. If the OPEID violates the 90-10 Rule and becomes ineligible to participate in Title IV Programs but continues to disburse Title IV Program funds, ED would require repayment of all Title IV Program funds received by it after the effective date of the loss of eligibility. Effective July 1, 2008, the annual unsubsidized Stafford loans available for undergraduate students under the FFEL program increased by $2,000. The HEOA contained temporary “90-10” rule relief from recent increases in the availability and amount of federal aid for, among other things, all unsubsidized Stafford loans disbursed before July 1, 2011, permitting the $2,000 of additional Stafford loan availability to be counted as revenue not derived from Title IV Programs. This increase, the expiration of the temporary relief in the HEOA, lack of clarity regarding technical aspects of the rules’ application to calculation methodology, budget related reductions in state grant and workforce training programs and other alternative funding sources that have historically helped 90-10 rates, plus the impact of ED’s program integrity regulations discussed below, could affect our schools’ ability to continue to meet the “90-10” rule.

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

•

Gainful Employment. Our programs are subject to ED’s requirement that certain programs prepare students for “gainful employment in a recognized occupation.” If any of our programs fail to qualify as programs leading to “gainful employment” as defined under ED regulations for two out of four years rolling, students in those programs would be unable to obtain Title IV funds to finance their education. In addition, required disclosures under such rules may discourage students from attending school. The initial gainful employment regulations, which require Title IV institutions to disclose further information about their programs, went into effect on July 1, 2011 and additional rules go into effect July 1, 2012, as further described below. The earliest a program could lose eligibility under the gainful employment rule will be 2015, based on the 2012, 2013 and 2014 metrics.

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

On October 29, 2010, ED issued final regulations pertaining to certain aspects of the administration of the Title IV Programs, including, but not limited to state authorization, gainful employment, compensation rules for persons engaged in certain aspects of admissions and financial aid, determination of attendance and definition of credit hours. With minor exceptions, these regulations became effective July 1, 2011.

These new regulations could have significant impacts on our business. Among the most significant regulatory changes that we have identified for our business are:

•

the elimination of certain “safe harbors” that had allowed, under limited and prescribed circumstances, payment of certain types of compensation to employees (including higher level employees) and third parties involved in student enrollment, certain recruiting, admissions or financial aid activities;

•	imposition of extensive record-keeping and disclosure requirements respecting the employment of graduates, as part of the gainful employment regulations described further below;

•	defining a credit hour for purposes of determining program eligibility for Title IV student financial aid;

•	establishing more stringent state approval requirements that may require or encourage states to modify existing state approval and licensing processes;

•

defining “academic attendance” to specifically exclude logging into an online class without active participation and otherwise generally limiting the types of activities that qualify as “academic attendance” in an online environment;

•

requiring an institution that offers distance learning programs to secure the approval of each state where it enrolls students to the extent any such state requires such approval and provide evidence of such approval to ED upon request; and

•

changing the definition of “substantial misrepresentation” to include, among other things, erroneous statements, including erroneous statements made by certain third-party vendors under contract to an institution, which may increase institutional liability and subject institutions to sanctions for statements containing inadvertent errors, and expose institutions to costly third-party litigation.

These rules have required us to change certain of our business practices, incur costs of compliance and of developing and implementing changes in operations, may affect student recruitment or enrollment, may result in changes in or elimination of certain educational programs and may have other significant or material effects on our business. Among other things, these rules will impact or have impacted:

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

We have terminated certain compensation payments to our affected employees and are implementing changes in contractual or other arrangements with third parties to change payment structures formerly allowed under ED rules.

•

Our schools offering distance learning are completing additional applications for licensures or confirming exemptions for their distance learning programs. At this time, the impact and potential costs of these distance learning regulations on our schools is still uncertain but will increase our costs of regulatory compliance, will likely delay the introduction of new programs and may have other material adverse effects on our operations, revenues, results of operations and cash flows.

•

The ability of our U.S. schools or OPEIDs to continue to meet the 90-10 Rule and to therefore qualify to participate in Title IV Program funding, may be negatively impacted by changes we make to comply with final gainful employment regulations, by the expiration of temporary relief provided by HEOA for Stafford loans, by changes in the allowable amounts of Pell grants made annually to students, new regulations or interpretations by ED regarding the types of funding sources classified as non-Title IV funds, other ED regulations or interpretations affecting technical aspects of the Rule’s application to calculation methodology, the impact on our cohort default rates of servicing performance of ED’s preferred servicers for new federal student loans through the federal direct loan program and other student loans permitted to be sold to ED by private lenders, or other factors that we cannot predict or control. Failure to meet the 90-10 Rule by our schools or OPEIDs could have a material adverse impact on our business, financial condition, results of operation, cash flows and value of our common stock.

We cannot predict with certainty the combined impact of the program integrity regulations on our operations, nor can we predict the effect of other legislative or regulatory changes by federal, state or other agencies regulating our education programs or other aspects of our operations, how any resulting regulations will be interpreted or whether we and our schools will be able to comply with these requirements in the future. Any such actions by other bodies that affect our programs and operations could have a material adverse effect on our student population, our business, financial condition, results of operations and cash flows.

If any of our programs fail to qualify as programs leading to “gainful employment” in a recognized occupation under ED regulations, students in those programs would be unable to obtain Title IV funds to finance their education and, if student demand for those programs declined significantly, we may determine to cease offering those programs.

ED promulgated final regulations on June 13, 2011, imposing additional Title IV Program eligibility requirements on educational programs. Our programs are subject to ED’s requirement that certain programs prepare students for “gainful employment in a recognized occupation.” The final regulations are conceptually similar to draft regulations proposed by ED in 2010, but relax certain requirements and extend the time period for compliance. These regulations become effective on July 1, 2012.

Under the final regulations, a program will qualify as leading to gainful employment in a recognized occupation if the institution can show that its program meets at least one of three student debt metrics. An institution’s program must demonstrate that: (i) at least 35 percent of the program’s former students are successfully repaying their loans, as defined by the regulation; (ii) the estimated annual loan payment of a typical graduate of the program does not exceed 30 percent of her or his discretionary income; or (iii) the estimated annual loan payment of the typical graduate does not exceed 12 percent of her or his total earnings. A graduate’s loan debt is calculated based upon the program’s median debt, including federal and private loans. The earnings used will generally be based on information received from the Social Security Administration. All three metrics will generally examine student information within two to three years after graduation, with certain exceptions.

If a program fails all three of the gainful employment metrics in a given year, the Department requires the institution to disclose the amount by which the program under-performed the metrics and the institution’s plan for program improvement. Also, the institution must establish a three-day waiting period before students can enroll. Should a program fail to achieve the metrics twice within three years, the institution must disclose to students that they may find their debts unaffordable; that the program is at risk of losing eligibility to receive federal financial aid; and that transfer options exist. Should a program fail three times within a four year period, the U.S. Department of Education would terminate the program’s eligibility for federal student aid, and the institution would not be able to reestablish the program’s eligibility for at least three years, though the program could continue to operate without student aid.

The earliest a program could lose eligibility under the gainful employment rule will be 2015, based on the 2012, 2013 and 2014 metrics.

Because ED’s gainful employment rules will be implemented over several years and are based at least in part on data that is unavailable to us, it is not possible at this time to determine with any degree of certainty whether it will cause any of our programs to become ineligible for Title IV funding. ED estimates that the new rules will cause approximately 5% of the programs of proprietary institutions to lose eligibility. It is possible that certain of our programs, primarily our Culinary Arts and Art & Design programs, may be unable to maintain eligibility to enroll students receiving Title IV funds or have restrictions placed upon program offerings as a result of not meeting prescribed metrics. Such loss of or restrictions to program eligibility may result in us determining to terminate or modify the affected programs under our current business model, and also result in a realignment of the types of educational programs we offer in order to comply with the new rules.

The U.S. Congress commenced hearings and other examinations of the for-profit educational sector that have resulted in adverse publicity for the for-profit postsecondary education sector and could result in legislation, ED rulemaking, restrictions on Title IV Program participation by proprietary schools, litigation or other actions that may materially and adversely affect our business.

Both the U.S. House of Representatives Education and Labor Committee and the U.S. Senate Health, Education, Labor and Pensions Committee (“HELP Committee”) commenced a series of hearings into the for-profit postsecondary education sector in June 2010, including accreditation matters, student debt, student recruiting, student success and outcomes, and other matters, which hearings are ongoing. The U.S. Senate also released a report, “Emerging Risk?: An Overview of Growth, Spending, Student Debt and Unanswered Questions in For-Profit Higher Education”. The Chairmen of each of these education committees, together with other members of Congress, requested the Government Accountability Office (“GAO”) to conduct a review and prepare a report with recommendations regarding various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions’ revenue is composed of Title IV and other federal funding sources. In addition, in August 2010, the HELP Committee requested information from 30 companies operating for-profit schools, including us and other for-profit publicly traded companies providing postsecondary education services. The Company provided documents and information in response to the HELP Committee’s request. Based on this requested information, in September 2010 the HELP Committee released a second report, “The Return on the Federal Investment in For-Profit Education: Debt Without a Diploma.” These activities are not formally related to ED’s rulemaking processes. However, these hearings, the requested GAO review and the HELP Committee’s information request could lead to adverse legislation, additional new ED regulatory requirements, negative media coverage, federal or other investigations of the for-profit postsecondary education industry, or third-party litigation related to information arising from these activities.

We cannot predict the extent to which, or whether, these activities will result in legislation or further rulemaking affecting our participation in Title IV Programs, or result in other events that could affect aspects of our business. If any laws or regulations are adopted that limit or terminate our participation in Title IV Programs or the amount of student financial aid for which our students are eligible, our business could be adversely and materially impacted.

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

Due to their participation in Title IV Programs, our schools and universities are subject to periodic program reviews and audits by ED for the purpose of evaluating an institution’s compliance with Title IV requirements, identifying any liabilities to ED caused by errors in compliance, and improving future institutional capabilities. As previously disclosed, ED conducted a program review of AIU in November 2009. On July 14, 2010, AIU received a copy of ED’s Program Review Report, which is a preliminary report of ED’s findings from its program review. The Program Review Report identified six findings, two of which were deemed to be systemic findings by ED’s program review team. These two findings relate to AIU’s policy for determining student attendance in online courses for purposes of determining such students’ enrollment status, withdrawal dates and associated timing respecting the return of unearned Title IV funds. Based on information available to us as of the date of filing this Quarterly Report on Form 10-Q, we cannot determine a range of loss for these findings or assess whether an unfavorable outcome could have a material adverse effect on our business, results of operations, cash flow or financial position. The remaining findings were isolated and generally relate to processing errors. We believe the amounts involved in these four findings are immaterial. AIU submitted its response to ED’s Program Review Report on November 29, 2010 and is awaiting ED’s issuance of a Final Program Review Determination letter that will specify any required corrective action and amounts owed to ED, if any. In addition, ED’s Office of Inspector General audit services division commenced a compliance audit of CTU in June 2010, covering the period July 1, 2009 to June 30, 2010, to determine whether CTU has policies and procedures to ensure that CTU administers Title IV and other federal program funds in accordance with applicable federal regulations. The OIG conducted an exit conference with CTU management on June 29, 2011 and at that time indicated that CTU should expect to receive a draft report in August or September 2011 setting forth the OIG’s findings. Upon receipt of this draft report, CTU will have 30 days to provide a written response to the OIG, after which time the OIG report, along with CTU’s response, will be forwarded to ED’s Office of Federal Student Aid which makes an independent assessment of what further action, if any, is warranted.

While we believe that our schools operate in substantial compliance with applicable statutes and regulations, we cannot predict the outcome of these matters, and any unfavorable outcomes could have a material adverse effect on our business, results of operations, cash flows and financial position. See Note 8 “Commitment and Contingencies” of the notes to our unaudited consolidated financial statements for further discussion of certain of these matters.

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

Additionally, the October 29, 2010 regulations impose requirements on states with regard to their licensure and authorization of postsecondary institutions such as those operated by us. States that do not currently have an approval framework that meets ED requirements will need to modify their authorization and licensure requirements in order for them to maintain their eligibility to participate in Title IV Programs. State regulatory changes and approval and exemption processes can be lengthy and may be made more difficult and time consuming as a result of state budget challenges, increased pressures on states caused by new federal regulations and staffing shortages. These new requirements went into effect July 1, 2011, and will require our schools to act quickly to a changing state regulatory landscape as it adapts to the new guidelines imposed by ED.

The October 29, 2010 regulations also require that an institution offering distance learning or online programs secure the approval of those states which require such approval and provide evidence of such approval to ED upon request. These regulations, among other things, may require our schools offering distance education to obtain state approvals or registrations or exemptions from such requirements from additional states which currently or in the future may elect to regulate institutions that enroll the relevant states’ residents in online programs and courses. State regulatory requirements for online education are inconsistent between states, change frequently and, in some instances, are not clear, and the interpretation of such regulations is generally left to the discretion of state employees or agents and may not be reflected in any written policy. In response to the new ED rules, states that do not presently regulate delivery of online courses and programs may enact legislation or issue regulations or interpret existing regulations to specifically address online educational programs, such as those offered by our schools, may enact or issue regulations impacting the availability of exemptions from licensure in certain states, or otherwise affect our schools’ operations. Our schools offering distance learning have submitted or expect to submit additional applications for licensures or exemptions for their distance learning programs. Many other educational institutions have or will be submitting similar applications and we cannot anticipate how quickly the state agencies, some of whom we believe are taxed by resource shortages, will be able to respond to the applications. While ED’s final regulations contain provisions for obtaining annual waivers that may allow schools to operate without specific state regulatory approvals through July 1, 2013, if one of our schools offering distance learning does not have the appropriate state approvals for its online programs or is not able to customize its policies, procedures or programs to meet select state regulatory requirements or is unable to obtain a waiver, it may not be able to continue to offer distance education to students in those states until it obtains the waiver or additional approvals or exemptions or changes its policies, procedures or programs for those students, which could have a material impact on our business, financial condition, results of operations, cash flows and the value of our common stock.

We and our schools also are subject to and have pending audits, compliance reviews, inquiries, investigations, claims of non-compliance and litigation by ED, federal and state regulatory agencies, accrediting agencies, state attorney general offices, present and former students and employees, and others that may allege violations of statutes, regulations, accreditation standards, consumer protection and other legal and regulatory requirements applicable to us or our schools. For example, we have recently received subpoenas from the Attorneys General of Florida and New York relating to potential non-compliance with applicable state laws and regulations by certain of our schools. If the results of any such audits, reviews, investigations, claims, or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, additional oversight and reporting, or other civil or criminal penalties. From time to time, we may have such matters pending against us respecting one or more of our schools, and as such, they would be discussed in Note 8 “Commitments and Contingencies” to our unaudited consolidated financial statements.

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

An adverse outcome of the pending New York Attorney General investigation or our investigation into the determination and reporting of placement rates by certain of our schools could have a material adverse impact on our business, financial condition, results of operations, reputation and market price of our common stock.

As previously disclosed, we received a subpoena from the Attorney General of the State of New York relating to its investigation of whether we and certain of our schools have complied with certain New York state consumer protection, securities, finance and other laws. Pursuant to the subpoena, the New York Attorney General has requested from us and certain of our schools documents and detailed information on a broad spectrum of business practices, including such areas as marketing and advertising, student recruitment and admissions, education financing, training and compensation of admissions and financial aid personnel, programmatic accreditation, student employment outcomes, placement rates of graduates and other disclosures made to students.

We recently identified improper practices at certain health education segment schools related to the determination of placement rates reported to accrediting bodies and made available to students during the past several years. We discovered these practices in preparing our response to the subpoena. Our Board of Directors has directed outside independent legal counsel, Dewey & LeBoeuf, to conduct an investigation into these practices, and promptly advised the New York Attorney General and relevant accrediting and governmental bodies of the commencement of the investigation. The investigation is at a preliminary stage and has focused primarily on our health education segment. We have also initiated a review of the determination of reported student placement rates at all of our domestic schools.

We cannot predict the eventual scope, duration or outcome of the investigation into our schools’ placement rates or the New York Attorney General’s investigation at this time. If these investigations result in findings of material non-compliance with federal or state laws or regulations, we and/or our directors, officers or employees may be subject to significant fines, penalties or other civil or criminal sanctions, and one or more of our schools may become subject to significant operational limitations, and sanctions, including possible fines, loss of state licensures, and/or eligibility to participate in Title IV Programs. Our schools also may be subject to warnings, enhanced reporting, conditions, restrictions, probation, show cause proceedings or loss of accreditation as a result of any material inaccuracies in its previously reported placement rates or any failure to satisfy the placement rate or other requirements of their respective accrediting bodies. An adverse outcome of these matters may also result in significant reputational harm, material claims from students and others, or other adverse regulatory actions. In such event, our business, financial condition, results of operations, cash flows and the market price of its common stock may be materially adversely affected.

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

Risks Related to Our Business

We, and our business model, are subject to risks relating to enrollment of students. Given recent changes in the regulations affecting our operations, the U.S. economy, and other factors, there is a possibility of deceleration of our student population expansion, which could materially adversely affect our business and revenues.

•

A protracted economic slowdown and rising unemployment could harm our business, while an improving economy may lead to prospective students choosing to work rather than to pursue postsecondary education at our schools. We believe that many students pursue postsecondary education to be more competitive in the job market. A protracted economic slowdown could increase unemployment and diminish job prospects generally. Diminished job prospects and heightened financial worries could affect the willingness of students to incur loans to pay for postsecondary education and to pursue postsecondary education in general. An improving economy and improving job prospects, however, may lead prospective students to choose to work rather than to pursue postsecondary education. As a result, our enrollments could suffer. The recent improvements in the U.S. economy may lead to job creation or hiring that may impact demand among working and adult learners for our programs.

•

The new incentive compensation rules affect our student recruiting and marketing efforts. Our business model depends on student recruitment and retention by our admissions counselors and our ability to attract and retain students at our schools through marketing, including use of third-party Internet lead generators. Our admissions representatives are responsible for identifying individuals interested in enrolling in our campuses. Admissions representatives serve as prospective students’ primary contacts, providing information to help them make informed enrollment decisions and assisting students with completing the enrollment process. ED’s new incentive compensation rules eliminate safe harbors allowing payment of certain compensation to our admissions advisors, financial aid advisors and certain third parties. We have changed the pay practices for these employees and are in process of changing contractual or other pay practices for third parties engaged in these efforts on our behalf, although there remains uncertainty under the new regulations as to what constitutes permissible pay practices. These changes, any new regulatory interpretation or guidance regarding these regulations, or any new legislation or rules impacting our recruiting practices, may result in employee retention issues, increased operating and marketing costs to identify prospective students, decreased enrollments or other impacts leading to changes in our business model, or other events that could have a material adverse impact on our business, financial condition, results of operations and cash flows.

•

Changes in the sources and amounts of student financial aid, restrictions on student debt repayment options, or a significant increase in financing costs for our students, could reduce our enrollments, and have a material adverse effect on our student population, revenue and financial results.

The recent recession in the U.S. economy and HCERA are impacting students’ ability to finance their postsecondary educations, including limiting access to financial aid from sources other than Title IV funds. The recent recession caused many lenders, including lenders that previously provided Title IV loans to our students, to cease providing Title IV loans to students. Because HCERA eliminates fees paid to private banks to act as intermediaries in providing loans to college students, eliminated the FFEL Program, and required schools to transition to the federal direct loan program by July 1, 2010, private lenders have exited the student loan market. As part of the “Ensuring Continued Access to Student Loans Act of 2008” (ECASLA) private lenders providing federal loans under the FFEL Program were afforded the ability to sell (or “PUT”) loans to ED as a means to ensure lender liquidity and students’ continued access to federal loans. These PUT loans would ultimately be transferred for servicing by ED preferred student loan servicers. Initial review of reporting provided by ED related to PUT loan repayment performance has demonstrated a combination of record keeping errors and an increase in default rates relative to FFEL serviced loans during the same period. In addition to PUT loans serviced by ED’s preferred servicers, ED is now responsible for originating and servicing all new federal student loans through the federal direct loan program. Given early indications of servicing performance related to Direct Loans, student repayment risk may increase as a result of the transition causing an impact to our institutions’ Cohort Default Rates which in turn could affect our institutions’ ability to maintain eligibility for Title IV Programs and could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

The Company had previously provided extended payment plans to certain students to help ensure that they could complete their educational programs. The Company has discontinued providing extended payment plans to new students. As of June 30, 2011, the amount of student receivables under student extended payment plans, net of allowance for doubtful accounts and net of deferred tuition revenue, was $8.0 million.

The repayment risk associated with these extended payment plans has been higher than the risk associated with non-extended payment plan student receivables as evidenced by the historical repayment practices. Factors that may contribute to this higher risk of repayment include: the repayment period, which is typically up to ten years, the credit history of the student that is offered an extended payment plan as well as the overall economic environment. As of June 30, 2011, the Company is providing an allowance for doubtful accounts as student receivables related to these plans are recorded. The allowance rate being applied is approximately seventy-five percent, which is based upon historical repayment practices.

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

We cannot predict the ultimate outcome of these matters and expect to continue to incur significant defense costs and other expenses in connection with them. We may be required to pay substantial damages or settlement costs in excess of our insurance coverage related to these matters. Government investigations, including the pending state attorneys general investigations in which we are involved, and any related legal and administrative proceedings may result in the institution of administrative, civil injunctive or criminal proceedings against us and/or our current or former directors, officers or employees; or the imposition of significant fines, penalties or suspensions, or other remedies and sanctions. Any such costs and expenses could have a material adverse effect on our financial condition and results of operations and the market price of our common stock.

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

We must service our student population without overbuilding or over-investing in infrastructure and our online platforms. Conversely, if changes in the regulatory environment or unavailability of Title IV Program funds to certain programs cause us to terminate programs, or lead to significant decreases in enrollments, we will incur costs and expenses associated with closing facilities or other exit activities.

Any increases in student enrollments may result in capacity constraints if our schools, particularly on-ground schools, are unable to adequately service the number of students enrolled or seeking to enroll in our programs. Conversely, we may face overcapacity if student enrollments decrease or if we decide to terminate offering of certain programs. We must balance current student populations and projected growth with appropriate levels of investment in real estate and our online platforms in order to effectively manage capacity.

We are subject to the risks inherent in operating in foreign countries.

We operate schools outside of the U.S. and are subject to risks inherent in having non-domestic operations, including unfamiliar statutes and regulations for employees and postsecondary institutions, currency exchange rate fluctuations, limits on repatriation of profits, U.S.-foreign tax treaties and taxing authority, possible economic or political instability in those countries and risks associated with the Foreign Corrupt Practices Act, similar U.S. laws applicable to our operations in foreign markets, and the United Kingdom Bribery Act, effective

July 1, 2011, holds American corporations responsible not only for violations committed by their United Kingdom subsidiaries but also for those subsidiaries’ actions in third countries.

If we fail to identify and establish new schools and new branch campuses of our existing schools, or to offer new educational programs, or fail to effectively operate new schools, branches and programs, our growth may be slowed and our profitability may be adversely affected.

As part of our growth strategy, we have opened and currently anticipate opening new schools, new branch campuses of our existing schools throughout the U.S. and offering new educational programs. These activities require us to invest in management and new personnel, make capital expenditures, incur marketing and advertising expenses, implement process and compliance training and procedures and devote resources that are different from those required to operate our existing schools. We may be unable to identify or acquire suitable expansion opportunities to help maintain or accelerate our growth rate, or to successfully integrate a new school or branch campus. Any failure by us to effectively identify, establish and manage the operations of a new school or branch campus, or lapses in oversight of or maintenance of regulatory compliance or processes, could slow our growth, could make any newly established school or branch campus more costly to operate than we had planned, could require additional investments in training of management and other personnel, or could lead to compliance issues, and could have an adverse effect on our results of operations, profitability, growth prospects and ability to compete and operate in our competitive markets.

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

A March 2011 NCES report projects that between 2008 and 2019 enrollments in degree-granting postsecondary institutions will increase 17% to 22.4 million students. This projected 11-year growth rate is lower than the 34% increase NCES reported for the 14-year period 1994-2008 of 14.3 million in 1994 to 19.1 million in 2008. Such a decline in the overall growth rate in the postsecondary education sector would result in increased competition for students for our programs and could impact our ability to attract and retain students and affect our growth rate in enrollments. In addition, the ability of our foreign students to obtain visas for our U.S. and our European schools is important to student recruitment. If we cannot attract new students, or develop new curricula to attract prospective students who seek degrees in fields other than our core disciplines, or accommodate changed immigration or visa rules, we may be unable to maintain and increase our student population or achieve our growth strategies, which could have a material adverse effect on our revenues, results of operations, financial condition and market price of our common stock.

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

Our credit agreement limits our ability to take various actions and requires that we satisfy specified financial and non-financial covenants.

Our credit agreement limits our ability to take various actions, including paying dividends and disposing of assets, and may restrict us from taking actions that management believes would be desirable and in the best interests of us and our stockholders. Our credit agreement provides that our failure to comply with regulations issued by ED or other governmental authorities or our failure to satisfy specified financial and non-financial covenants could result in an event of default under the credit agreement. An event of default would allow the lenders to pursue various remedies, including accelerating the repayment of any indebtedness outstanding, any of which could have a material adverse effect on our operations and financial condition.

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

The trading price of our common stock may fluctuate substantially as a result of a number of factors, some of which are not in our control. These factors include:

•

the initiation, pendency or outcome of litigation, accreditation reviews, regulatory reviews and investigations, including the pending state attorneys general investigations in which we are involved, and any related adverse publicity;

•	the outcomes and impacts on our business of ED’s rulemakings, and other changes in the legal or regulatory environment in which we operate;

•	changes in the student lending and credit markets;

•	our ability to meet or exceed expectations of analysts or investors;

•	quarterly variations in our operating results;

•	general conditions in the postsecondary education field, including changes in ED, state laws and regulations and accreditation standards, or availability of student financing;

•	changes in our earnings estimates by analysts;

•	future impairment of goodwill or other intangible assets;

•	price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many companies that provide postsecondary education in recent periods;

•	the loss of key personnel; and

•	general economic conditions.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the year to date ended June 30, 2011:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 31, 2010				$290,454,703
January 1, 2011—January 31, 2011	3,721,903	$21.47	3,721,903	210,454,862
February 1, 2011—February 28, 2011	140,000	23.67	140,000	207,138,801
March 1, 2011—March 31, 2011	282,800	23.61	282,800	200,456,784
April 1, 2011—April 30, 2011	—	—	—	200,456,784
May 1, 2011—May 31, 2011	929,258	21.74	929,258	180,239,073
June 1, 2011—June 30, 2011	846,089	23.36	846,089	160,456,824

Total	5,920,050		5,920,050

(1)	As of June 30, 2011, approximately $160.5 million was available under the Company’s previously authorized repurchase program. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 6.	Exhibits

(a)	Exhibits

*10.1	Form of Non-Employee Director Option Grant Agreement (2008 Plan)

*10.2	Form of Restricted Stock Award Agreement with Pro-Rated Vesting on Certain Events

*10.3	Form of Performance Award Agreement to Gary McCullough with Pro-Rated Vesting on Certain Events

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101	The following financial information from our Quarterly Report on Form 10-Q for the second quarter of 2011, filed with the SEC on August 3, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) the Unaudited Consolidated Statements of Operations for the quarters and years to date ended June 30, 2011 and June 30, 2010, (iii) the Unaudited Consolidated Statements of Cash Flows for the years to date ended June 30, 2011 and June 30, 2010, and (iv) Notes to Unaudited Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit on this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION

Date: August 3, 2011	By:	/S/ GARY E. MCCULLOUGH
Gary E. McCullough President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2011	By:	/S/ MICHAEL J. GRAHAM
Michael J. Graham Executive Vice President and Chief Financial Officer (Principal Financial Officer)