Form 10-Q
period 2011-09-30
CAREER EDUCATION CORP
filed 2011-11-09
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Number of shares of registrant’s common stock, par value $0.01, outstanding October 31, 2011: 75,854,861

CAREER EDUCATION CORPORATION

1

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$289,101	$289,482
Short-term investments	159,971	159,671

Total cash and cash equivalents and short-term investments	449,072	449,153
Student receivables, net of allowance for doubtful accounts of $44,277 and $50,104 as of September 30, 2011 and December 31, 2010, respectively	57,471	62,287
Receivables, other, net	3,598	4,132
Prepaid expenses	36,130	52,077
Inventories	10,691	13,142
Deferred income tax assets, net	31,665	31,665
Other current assets	21,524	6,246
Assets of discontinued operations	4,929	6,742

Total current assets	615,080	625,444

NON-CURRENT ASSETS:
Property and equipment, net	360,802	366,775
Goodwill	381,319	381,476
Intangible assets, net	108,664	118,763
Student receivables, net of allowance for doubtful accounts of $25,808 and $40,840 as of September 30, 2011 and December 31, 2010, respectively	10,459	12,522
Deferred income tax assets, net	4,960	5,092
Other assets, net	32,269	42,752
Assets of discontinued operations	18,783	19,055

TOTAL ASSETS	$1,532,336	$1,571,879

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of capital lease obligations	$851	$783
Accounts payable	47,571	56,013
Accrued expenses:
Payroll and related benefits	41,292	73,608
Advertising and production costs	20,859	18,846
Income taxes	11,541	—
Earnout payments	9,600	17,439
Other	53,191	98,113
Deferred tuition revenue	215,367	176,102
Liabilities of discontinued operations	13,434	15,100

Total current liabilities	413,706	456,004

NON-CURRENT LIABILITIES:
Capital lease obligations, net of current maturities	315	1,223
Deferred rent obligations	103,751	103,996
Earnout payments	—	7,690
Other liabilities	38,653	30,853
Liabilities of discontinued operations	28,952	37,576

Total non-current liabilities	171,671	181,338

SHARE-BASED AWARDS SUBJECT TO REDEMPTION	111	153
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 82,425,459 and 81,220,265 shares issued, 75,916,618 and 81,209,410 shares outstanding as of September 30, 2011 and December 31, 2010, respectively	824	812
Additional paid-in capital	592,929	576,853
Accumulated other comprehensive loss	(310)	(81)
Retained earnings	496,055	356,991
Cost of 6,508,841 and 10,855 shares in treasury as of September 30, 2011 and December 31, 2010, respectively	(142,650)	(191)

Total stockholders' equity	946,848	934,384

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,532,336	$1,571,879

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Quarters Ended September 30,		For the Years to Date Ended September 30,
	2011	2010	2011	2010
REVENUE:
Tuition and registration fees	$420,302	$497,110	$1,423,366	$1,515,747
Other	11,012	27,032	48,502	65,560

Total revenue	431,314	524,142	1,471,868	1,581,307

OPERATING EXPENSES:
Educational services and facilities	155,597	158,112	486,027	474,192
General and administrative	237,477	308,386	708,137	829,446
Depreciation and amortization	22,446	17,783	63,319	51,610
Goodwill and asset impairment	—	354	2,676	354

Total operating expenses	415,520	484,635	1,260,159	1,355,602

Operating income	15,794	39,507	211,709	225,705

OTHER INCOME:
Interest income	270	190	770	689
Interest expense	(43)	(30)	(93)	(75)
Miscellaneous (expense) income	(38)	764	2,031	(501)

Total other income	189	924	2,708	113

PRETAX INCOME	15,983	40,431	214,417	225,818
Provision for income taxes	4,708	12,567	73,797	74,538

INCOME FROM CONTINUING OPERATIONS	11,275	27,864	140,620	151,280

LOSS FROM DISCONTINUED OPERATIONS, net of tax	(641)	(1,733)	(1,598)	(5,609)

NET INCOME	$10,634	$26,131	$139,022	$145,671

NET INCOME (LOSS) PER SHARE—BASIC:
Income from continuing operations	$0.15	$0.35	$1.88	$1.89
Loss from discontinued operations	(0.01)	(0.02)	(0.02)	(0.07)

Net income per share	$0.14	$0.33	$1.86	$1.82

NET INCOME (LOSS) PER SHARE—DILUTED:
Income from continuing operations	$0.15	$0.35	$1.86	$1.86
Loss from discontinued operations	(0.01)	(0.02)	(0.02)	(0.07)

Net income per share	$0.14	$0.33	$1.84	$1.79

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	73,582	78,919	74,858	80,206

Diluted	74,058	79,819	75,518	81,195

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years To Date Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$139,022	$145,671
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and asset impairment	2,676	354
Depreciation and amortization expense	63,319	51,813
Bad debt expense	40,909	77,374
Compensation expense related to share-based awards	11,884	14,390
(Gain) loss on disposition of property and equipment	(1,794)	546
Changes in operating assets and liabilities	(46,599)	(72,633)

Net cash provided by operating activities	209,417	217,515

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(149,234)	(229,771)
Sales of available-for-sale investments	148,934	271,035
Purchases of property and equipment	(67,444)	(81,944)
Earnout payments	(12,589)	(12,729)
Proceeds on the sale of assets	6,259	—
Business acquisition, net of acquired cash	—	(6,194)
Other	40	81

Net cash used in investing activities	(74,034)	(59,522)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(137,033)	(154,913)
Issuance of common stock	3,827	2,453
Tax benefit associated with stock option exercises	377	216
Payment of assumed loans upon business acquisition	—	(4,279)
Payments of capital lease obligations	(855)	(2,085)

Net cash used in financing activities	(133,684)	(158,608)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	(2,080)	(942)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(381)	(1,557)
DISCONTINUED OPERATIONS CASH ACTIVITY INCLUDED ABOVE:
Add: Cash balance of discontinued operations, beginning of the period	—	738
Less: Cash balance of discontinued operations, end of the period	—	91
CASH AND CASH EQUIVALENTS, beginning of the period	289,482	284,334

CASH AND CASH EQUIVALENTS, end of the period	$289,101	$283,424

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

We are an industry leader whose institutions are recognized globally. Those institutions include, among others, American InterContinental University (“AIU”); Brooks Institute; Colorado Technical University (“CTU”); Harrington College of Design; INSEEC Group (“INSEEC”) Schools; International University of Monaco (“IUM”); International Academy of Design & Technology (“IADT”); Istituto Marangoni; Le Cordon Bleu North America (“LCB”); and Sanford-Brown Institutes and Colleges. Through our schools, we are committed to providing high-quality education, enabling students to graduate and pursue rewarding career opportunities.

For more information, see our website at www.careered.com. The website includes a detailed listing of individual campus locations and web links to our colleges, schools and universities.

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter and year to date ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The unaudited consolidated financial statements presented herein include the accounts of CEC. All inter-company transactions and balances have been eliminated.

We analyze performance and make decisions based on the allocation of resources, and as a result, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280—Segment Reporting, we determined that the following reporting segments would be reported as of January 1, 2011: CTU, AIU, Health Education, Culinary Arts, Art & Design and International. This change in reporting segments was a result of changes in the organizational structure. This resulted in no change to our previously reported Health Education, Culinary Arts and International segments. Our previously reported University segment has been divided into three components: CTU, AIU and Art & Design. All prior period results have been recast to present results on a comparable basis.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The amendments in this ASU give entities the option to assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, as a basis for determining the need to perform the two-step goodwill impairment test described in Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. We are currently evaluating this guidance, and do not believe the adoption will significantly impact the presentation of our financial condition, results of operations and disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements, and that reclassification adjustments from other comprehensive income to net income be presented on the face of the financial statements. The amendments in ASU 2011-05 do not change the items reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income or how earnings per share is calculated and presented. For public entities, ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011; early adoption is permitted. We are currently evaluating this guidance, and do not believe the adoption will significantly impact the presentation of our financial condition, results of operations and disclosures.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU develops common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRSs”). Many of the amendments change the wording used to describe the GAAP requirements for measuring fair value and disclosing information about fair value measurements but do not change the application of the requirements in Topic 820; some of the amendments clarify the application of existing fair value measurement requirements; and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011 and early application is not permitted. We are currently evaluating this guidance, and do not believe the adoption will materially impact our financial condition, results of operations and disclosures.

In addition, we have evaluated and adopted the guidance of the following ASUs issued in 2010 and 2009; adopting these ASUs did not materially impact our financial condition, results of operations and disclosures:

•

ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations, issued December 2010. This ASU specifies that when comparative financial statements are presented, the revenue and earnings of the combined entity should

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.

•

ASU No. 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, issued December 2010. This ASU requires that reporting units with zero or negative carrying amounts perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.

•

ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, issued July 2010. This ASU requires additional disclosures about the credit quality of financing receivables and the allowance for credit losses.

•

ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, issued January 2010. This ASU requires new disclosures regarding transfers within the fair value hierarchy and the Level 3 reconciliation, and clarifies existing disclosure requirements. This guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to present the Level 3 roll forward on a gross basis, which was effective for fiscal years beginning after December 15, 2010.

•

ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, issued October 2009. This ASU provides guidance on whether multiple deliverables exist and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement.

In January 2009, the U.S. Securities and Exchange Commission (“SEC”) issued Release No. 33-9002, Interactive Data to Improve Financial Reporting. The rule requires all companies to provide their financial statements and financial statement schedules to the SEC and on their corporate websites in interactive data format using the eXtensible Business Reporting Language (“XBRL”), which is an electronic language specifically for the communication of business and financial data. The intention of XBRL is to automate regulatory filings and business information processing and improve the usefulness of such filings to users. Interactive data has the potential to improve efficiencies and the analyses of financial disclosures by investors and other users. We were required to adopt the block tagging requirement of this rule by June 15, 2010. In the second year of XBRL filing, the SEC requires companies to provide detailed tagging to their financial statement footnotes. We implemented detailed tagging effective with the second quarter of 2011.

4. DISCONTINUED OPERATIONS

As of September 30, 2011, the results of operations for schools that have ceased operations or were sold are presented within discontinued operations.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Results of Discontinued Operations

Combined summary of unaudited results of operations for our discontinued operations for the quarters and years to date ended September 30, 2011 and 2010 were as follows

	For the Quarters Ended September 30,		For the Years to Date Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Revenue	$—	$51	$—	$425

Loss before income tax	$(975)	$(2,345)	$(2,463)	$(7,540)
Income tax benefit	(334)	(612)	(865)	(1,931)

Loss from discontinued operations, net of tax	$(641)	$(1,733)	$(1,598)	$(5,609)

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our unaudited consolidated balance sheets as of September 30, 2011 and December 31, 2010 include the following:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Assets:
Current assets:
Receivables, net	$142	$89
Prepaid expenses	—	1,294
Deferred income tax assets	4,786	4,786
Other current assets	1	573

Total current assets	4,929	6,742
Non-current assets:
Deferred income tax assets	16,971	17,043
Other assets, net	1,812	2,012

Total assets of discontinued operations	$23,712	$25,797

Liabilities:
Current Liabilities:
Accounts payable	$22	$329
Accrued payroll and related benefits	—	216
Accrued expenses	428	1,753
Remaining lease obligations	12,984	12,802

Total current liabilities	13,434	15,100
Non-current liabilities:
Remaining lease obligations	28,952	37,576

Total liabilities of discontinued operations	$42,386	$52,676

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

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Other (2)	Balance, End of Period
	(Dollars in thousands)
For the quarter ended September 30, 2011	$43,895	$491	$(2,450)	$—	$41,936

For the quarter ended September 30, 2010	$63,273	$1,069	$(3,519)	$—	$60,823

For the year to date ended September 30, 2011	$50,378	$1,310	$(8,284)	$(1,468)	$41,936

For the year to date ended September 30, 2010	$71,163	$2,069	$(12,409)	$—	$60,823

(1)	Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates, and variances between estimated and actual charges, net of any reversals for terminated lease obligations.
(2)	Includes existing prepaid rent balances for vacated spaces reclassified from current assets to offset the current remaining lease obligation liability.

5. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents and Investments

Cash and cash equivalents and investments from our continuing operations consist of the following as of September 30, 2011 and December 31, 2010:

	September 30, 2011
		(Dollars in thousands) Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$203,260	$—	$—	$203,260
Money market funds	85,390	451	—	85,841

Total cash and cash equivalents	288,650	451	—	289,101

Short-term investments (available-for-sale):
U.S. Treasury bills	159,923	62	(14)	159,971

Total cash and cash equivalents and short-term investments	$448,573	$513	$(14)	$449,072

Long-term investments:
Municipal bonds	$11,750	$—	$(673)	$11,077

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

In the table above, unrealized holding losses as of September 30, 2011 relate to cash equivalents and short-term investments that have been in a continuous unrealized loss position for less than one year. The table also includes unrealized holding losses that relate to our long-term investments in municipal bonds, which are auction rate securities (“ARS”). When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been less than the cost basis, the financial condition of the investee, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value. The decline in the fair value of our municipal bonds through September 30, 2011 is attributable to the continued lack of activity in the ARS market, exposing these investments to liquidity risk.

Included in cash and cash equivalents above are amounts related to certain of our European campuses that are operated on a not-for-profit basis. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. The amount of cash and cash equivalents of our not-for-profit schools with restrictions was $61.1 million and $58.5 million at September 30, 2011 and December 31, 2010, respectively. Restrictions on cash balances have not affected our ability to fund operations.

Money market funds. Money market funds are mutual funds that invest in lower risk securities and generate low yields. Such funds maintain clear investment guidelines and seek to limit credit, market and liquidity risks.

Municipal bonds: Municipal bonds represent debt obligations issued by states, cities, counties, and other governmental entities, which earn federally tax-exempt interest. ARS generally have stated terms to maturity of greater than one year. We classify investments in ARS as non-current on our unaudited consolidated balance sheets within other assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continue to accrue interest and are auctioned on a set interval until the auction succeeds, the issuer calls the securities, or they mature. As of September 30, 2011, we have determined these investments are at risk for impairment due to the nature of the liquidity of the market over the past year. Cumulative unrealized losses as of September 30, 2011, amount to $0.7 million and are reflected within other comprehensive income as a component of stockholders’ equity. We believe this impairment is temporary, as we do not intend to sell the investments and it is unlikely we will be required to sell the investments before recovery of their amortized cost basis.

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

As of September 30, 2011, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of U.S. Treasury bills that are publicly traded and for which market prices are readily available.

As of September 30, 2011, we also held investments in ARS, which are classified as available-for-sale and reflected at fair value. The auction events for these investments have been failing for over two years. The fair values of these securities are estimated utilizing a discounted cash flow analysis as of September 30, 2011. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics.

Investments measured at fair value on a recurring basis subject to the disclosure requirements issued by the FASB ASC under Topic 820—Fair Value Measurements and Disclosures at September 30, 2011 and December 31, 2010, were as follows:

	As of September 30, 2011
		(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Municipal bonds	$—	$—	$11,077	$11,077
U.S. Treasury bills	159,971	—	—	159,971

Totals	$159,971	$—	$11,077	$171,048

	As of December 31, 2010
		(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Municipal bonds	$—	$—	$11,311	$11,311
U.S. Treasury bills	159,671	—	—	159,671

Totals	$159,671	$—	$11,311	$170,982

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following table presents a rollfoward of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC Topic 820 for the year to date ended September 30, 2011:

(Dollars in thousands)
Balance at December 31, 2010	$11,311
Unrealized loss	(234)

Balance at September 30, 2011	$11,077

Credit Agreement

As of September 30, 2011, we had letters of credit totaling $6.9 million outstanding under our $185.0 million U.S. Credit Agreement. Borrowing availability under our U.S. Credit Agreement as of September 30, 2011, was $178.1 million.

6. STUDENT RECEIVABLES

Student receivables represent funds owed to us in exchange for the educational services that have been provided to a student. Student receivables are reflected net of an allowance for doubtful accounts and net of deferred tuition revenue. Student receivables, net are reflected on our unaudited consolidated balance sheets as components of both current and non-current assets.

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Student Receivables Under Extended Payment Plans

We had previously provided extended payment plans to certain students to help ensure that they could complete their educational programs. We have discontinued providing extended payment plans to new students. As of September 30, 2011, the amount of student receivables under student extended payment plans, net of allowance for doubtful accounts and net of deferred tuition revenue, was $7.2 million.

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

Outstanding net recourse loan receivable balances as of September 30, 2011 and December 31, 2010 were $3.3 million and $3.5 million, respectively. These receivables are reported under non-current assets as a component of student receivables, net within the unaudited consolidated balance sheets.

Student Receivables Valuation Allowance

Changes in our current and non-current receivables allowance for the quarters and years to date ended September 30, 2011 and 2010 were as follows:

	Balance, Beginning of Period	Charges to Expense (1)	Amounts Written-off	Balance, End of Period
	(Dollars in thousands)
For the quarter ended September 30, 2011	$78,053	$14,078	$(22,046)	$70,085

For the quarter ended September 30, 2010 (2)	$68,681	$31,938	$(18,831)	$81,788

For the year to date ended September 30, 2011	$90,944	$40,926	$(61,785)	$70,085

For the year to date ended September 30, 2010 (2)	$53,334	$77,870	$(49,416)	$81,788

(1)	Charges to expense include an offset for recoveries of amounts previously written off of $2.0 million for both quarters ended September 30, 2011 and 2010, and $7.3 million and $7.7 million for the years to date ended September 30, 2011 and 2010, respectively.
(2)	In the first and third quarters 2010, we increased the reserve rates applied to outstanding student receivables balances attributable to our extended payment plan programs and our previously terminated recourse loan program. As a result, we recorded pretax expense of $8.1 million and $8.3 million during the first and third quarters 2010, respectively. The bad debt reserve rates are continually reviewed for appropriateness based upon historical data as it becomes available.

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

7. GOODWILL AND OTHER INTANGIBLE ASSETS

As a result of the organization restructure which occurred in the first quarter 2011, we reassigned the goodwill balances to each reporting unit in accordance with FASB ASC Topic 350—Intangibles—Goodwill and Other. Of the $87.6 million goodwill balance previously reported for the University reporting unit, $46.2 million was assigned to CTU and $41.4 million was assigned to AIU. In addition, in accordance with FASB ASC Paragraph 350-20-35-30, we performed an analysis and concluded there was no goodwill impairment for either CTU or AIU following the reallocation. There were no changes to Art & Design’s goodwill balance, as it was and remains a stand-alone reporting unit for goodwill impairment testing purposes.

During the second quarter of 2011, we made the decision to simplify our structure and consolidate many of our institutions under one institution for purposes of Title IV funding. Accordingly, we determined that the accreditation rights associated with several of our institutions should no longer be classified as indefinite-lived, and were reclassified to definite-lived. We assigned remaining useful lives of up to six months based upon the timing of when the accreditation rights for these institutions are expected to cease to exist. Due to our decision and in accordance with FASB ASC Topic 350, we performed an impairment test for each of these accreditation rights as of June 30, 2011. Fair value of the accreditation rights was determined by using the lost income approach. As a result, we recorded a non-cash $2.5 million asset impairment charge in the second quarter 2011 related to several of our institutions. Of the $2.5 million impairment charge, $2.0 million was recorded within Health Education and $0.5 million was recorded within Art & Design. The remaining net book value of $3.1 million related to these accreditation rights will be amortized on a straight-line basis through December 31, 2011.

During the second quarter of 2011, we made the decision to teach out one of our campuses within the CTU segment. In accordance with FASB ASC Topic 350, we calculated the amount of goodwill attributable to this school and recorded the related impairment of this goodwill as a result of the decision to cease operations. A non-cash impairment charge of $0.2 million was recorded in the second quarter 2011.

8. COMMITMENTS AND CONTINGENCIES

An accrual for estimated legal fees and settlements of $15.9 million and $43.5 million at September 30, 2011 and December 31, 2010, respectively is presented within other current liabilities on our unaudited consolidated balance sheets. $40.0 million was paid during the first quarter 2011 related to the settlement of a certain legal matter that had been reflected as a liability as of December 31, 2010.

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

In October 2010, the parties reached agreement on all the material terms of a settlement and executed a formal settlement agreement as of November 1, 2010. The settlement is subject to court approval. The monetary component of the settlement involves payment by us of approximately $40.8 million to pay claims by all students who enrolled in CCA and/or graduated from CCA from September 28, 2003 through October 8, 2008. The payment includes plaintiffs’ attorneys’ fees and certain expenses to be incurred in connection with the implementation of the settlement. During 2010, we recorded a pretax charge of $40.8 million which represents our best estimate of the loss related to this matter. The settlement has been preliminarily approved by the Court and the parties are in the process of implementing the settlement terms. We disbursed $40.0 million during the first quarter of 2011, as required by the terms of the agreement.

The deadline for filing claims and/or opting out of the settlement was June 6, 2011. Approximately 167 students opted out of the Settlement.

On July 25, 2011, we filed a motion seeking an order disallowing the requests submitted on behalf of 42 of the students purporting to opt out of the settlement in order to preserve their right to pursue individual claims. This motion alleges that these opt outs were untimely or otherwise improperly submitted. On July 25, 2011, we filed a second motion relating to the opt out process. This motion was filed based on concerns about plaintiffs’ counsel’s apparent role in either soliciting, encouraging or advising class members to opt out of the settlement, and in filing a lawsuit on their behalf while the settlement approval process is pending. This motion seeks a variety of relief, including the right to rescind the settlement, opposing plaintiffs’ counsel’s adequacy and fees, and other equitable relief to attempt to remedy the effect of these activities. These motions, along with the motion for final approval of the settlement, are set for hearing on December 5, 2011. If the settlement is not approved or is rescinded, then the class action litigation may be reinstated.

On June 3, 2011, the same attorneys representing the class in the Amador action filed a separate complaint in the San Francisco County Superior Court entitled Abarca v. California Culinary Academy, Inc., et al, on behalf of 115 individuals who are opt outs in the Amador action and/or non-class members, and therefore not subject to the Amador settlement. On June 15, 2011, the same attorneys filed another action in the San Francisco County Superior Court entitled Andrade, et al. v. California Culinary Academy, Inc., et al., on behalf of another 31 individuals who are opt outs in the Amador action and/or non-class members, and therefore not subject to the

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Amador settlement. On August 12, 2011, plaintiffs’ counsel filed a third action on behalf of five individuals who opted out of or were not parties to the Amador settlement entitled Aprieto, et al. v. California Culinary Academy. None of these three suits are being prosecuted as a class action. They each allege the same claims as were previously alleged in the Amador action, plus claims for breach of contract and violations of the repealed California Education Code. The plaintiffs in these cases seek damages, including consequential damages, punitive damages and attorneys’ fees. We have not responded to these three complaints, which have been related and transferred to the same judge that is handling the Amador case, because they have been stayed pending a ruling on the class settlement in the Amador action.

Because of the many questions of fact and law that may arise as discovery and pre-trial proceedings progress, the outcome of the Abarca, Andrade and Aprieto legal proceedings is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a potential range of loss for these actions because these matters are in their early stages, and involve many unresolved issues of fact and law. Accordingly, we have not recognized any liability associated with these actions.

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

By Order dated December 3, 2010, the Court certified a class consisting of all persons who attended SBC in Collinsville, Illinois and enrolled in the Medical Assisting Program during the period from July 1, 2003 through November 29, 2010. This class consists of approximately 2,300 members. Defendants filed a petition for leave to appeal the trial court’s class certification order to the Fifth District Court of Appeals. On February 10, 2011, the Fifth District Court of Appeals granted defendants’ petition for leave to appeal. Oral argument was heard on the appeal on October 4, 2011. While that appeal is pending, all proceedings in the Circuit Court are stayed.

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

Because Ms. Schuster was not a member of the certified class (she enrolled before March 5, 2006), plaintiff’s counsel substituted in a new class representative for her in 2010 named Nathan Surrett pursuant to a stipulation among the parties which provided, among other things, that WCI retains the right to challenge whether the new class representative is adequate (with plaintiff retaining the burden of proof on that issue). Plaintiffs filed a Fifth Amended Complaint on December 7, 2010, which included individual and class allegations by Mr. Surrett. Mr. Surrett was deposed in the fall of 2010. Class notice was sent out on April 22, 2011, and the opt-out period expired on June 20, 2011. The class consists of approximately 2,600 members.

The parties are currently engaged in merits discovery. WCI has filed a motion to compel arbitration of plaintiffs' claims in light of the decision by the United States Supreme Court in AT&T v. Concepcion and the arbitration clauses in the enrollment agreements signed by the plaintiffs. That motion is expected to be heard in November, 2011.

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

The plaintiffs have filed a fourth amended complaint, in which they assert the same claims against us, but have added claims against approximately 15 student lenders. The plaintiffs allege the student lenders are contractually liable for damages incurred as a result of conduct by us by virtue of certain “holder clauses” included in their loan documents.

The parties are engaged in class discovery. Plaintiffs filed a motion for class certification, and we filed an opposition on September 16, 2011. The Court is allowing plaintiffs to take limited discovery in support of a reply brief, and has set the class certification hearing for January 31, 2012.

We filed a motion to compel arbitration of the claims asserted by the class representatives. The motion was denied after a hearing on October 21, 2011.

Plaintiffs’ counsel have filed four separate but related “mass actions” entitled Banks, et al. v. California School of Culinary Arts, Los Angeles County Superior Court; Abrica v. California School of Culinary Arts, Los Angeles County Superior Court, Aguilar, et al. v. California School of Culinary Arts, Los Angeles County Superior Court, and Alday v. California School of Culinary Arts, Los Angeles Superior Court. All four cases are being prosecuted on behalf of hundreds of individual former students. The allegations are the same as those asserted in the Vasquez class action case. The individual plaintiffs in these cases seek compensatory and punitive damages, disgorgement and restitution of tuition monies received, attorneys’ fees, costs and injunctive relief. All of these cases have been or are expected to be deemed related. Once deemed related, they will be transferred to the Judge handling the Vasquez class action. Each case has been stayed or will be stayed upon transfer pending a ruling on class certification in the Vasquez case.

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

Telephone Consumer Protection Act Litigation

Fahey, et al v. Career Education Corporation; Rojas, et al v. Career Education Corporation. On August 4, 2010, a putative class action lawsuit was filed in the Circuit Court of Cook County, Illinois, by Sheila Fahey alleging that she had received an unauthorized text message advertisement in violation of the Telephone Consumer Protection Act (the “TCPA”). On September 3, 2010, we removed this case to the U.S. District Court for the Northern District of Illinois. On November 22, 2010, we filed a motion to dismiss the Fahey case. That motion is still pending. The Court has stayed any further activity on the Fahey case until resolution of an appeal in the Seventh Circuit of a case involving issues similar to those raised in our motion to dismiss. On August 18, 2010, the same counsel representing plaintiffs in the Fahey action filed a similar lawsuit in the U.S. District Court for the Northern District of Illinois on behalf of Sergio Rojas alleging similar violations of the TCPA. Rojas, like Fahey, seeks class certification of his claims. The alleged classes are defined to include persons who received unauthorized text message advertisements from us. Rojas and Fahey each seek an award trebling the statutory damages to the class members, together with costs and reasonable attorneys’ fees.

On September 7, 2011, the Court issued an order staying further proceedings while the parties entered into settlement negotiations on these cases. The parties in the Rojas and Fahey cases have made progress toward reaching a settlement, but certain issues remain unresolved. On November 1, 2011, the Court issued an order continuing the previously entered stay for an additional 45 days to allow the parties to continue settlement negotiations. The Court also scheduled a further status hearing for December 13, 2011.

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

Employment Litigation

Kelly, et al. v. Career Education Corporation, et al. On or about December 20, 2010, Edward J. Kelly, Jon Pizzica, and Christopher Steinbrunn filed a collective action complaint in the United States District Court for the Western District of Pennsylvania against Career Education Corporation alleging that we had violated the Fair

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Labor Standards Act by failing to pay plaintiffs for all of the hours that they worked, including overtime hours (the “Kelly lawsuit”). Plaintiffs formerly worked as Admissions Representatives at Le Cordon Bleu Institute of Culinary Arts, Inc. in Pittsburgh, Pennsylvania (“LCB-Pittsburgh”). The Kelly lawsuit is brought on behalf of all current and former Admissions Representatives at all of our culinary arts strategic business units for the period commencing three years prior to the filing of the collective action complaint to the present. In their complaint, plaintiffs in the Kelly lawsuit seek unspecified back overtime pay, attorneys’ fees and costs, and liquidated and/or compensatory damages. In addition to the three named plaintiffs, 11 other former Admissions Representatives who worked at LCB-Pittsburgh joined the litigation.

On April 19, 2011, we, without admitting any liability, reached an agreement in principle to settle both the Kelly lawsuit and a related Pennsylvania state court class action lawsuit. The settlement covers only the 60 individuals who worked in Pennsylvania as Admissions Representatives at LCB-Pittsburgh during the three year statute of limitations period. In connection with the settlement, the plaintiffs filed an amended complaint on August 1, 2011, which effectively consolidated the collective action complaint with the related state court class action complaint. On August 16, 2011, the parties filed a motion for preliminary approval of the class and collective action settlement with the federal court. The Court preliminarily approved the settlement on August 19, 2011. Pursuant to the settlement, notice of the settlement was sent to the 60 class members on or about September 9, 2011. Class members have until November 8, 2011 to decide whether to participate in the settlement and until December 8, 2011 to object to the settlement. No class members opted out of the settlement by the October 8, 2011 deadline. A final approval hearing is scheduled for December 19, 2011. Following approval of the settlement, settlement payments would be made to participating class members, the releases of wage and hour claims of class members would become effective, and both the Kelly and the related state court lawsuit would be dismissed with prejudice. We recorded a charge of $0.2 million which represents our best estimate as of September 30, 2011.

Gonzalez, et al. v. Career Education Corporation, et al. On or about September 16, 2011, Karla Gonzalez and 19 other current and former employees of Southern California School of Culinary Arts, Ltd. (“SCSCA”) who worked primarily as Admissions Representatives filed a complaint in California Superior Court for the County of Los Angeles, Northeast District (the “Gonzalez lawsuit”). The complaint names us, SCSCA, Le Cordon Bleu, Inc., Robert Woy, and Marie Guerrero as defendants. Mr. Woy is the former Vice President of Admissions at SCSCA, and Ms. Guerrero is the former Senior Director of Admissions at SCSCA. In their complaint, the plaintiffs allege, among other things, that the defendants (i) failed to pay them overtime and rest break compensation in violation of the California Labor Code; (ii) owe statutory penalties under the California Labor Code for unpaid wages; (iii) engaged in unfair competition and unfair business practices in violation of the California Business and Professions Code relating to false time records and failure to pay wages owed; (iv) breached contracts by failing to pay bonuses for enrolling students; (v) committed fraud by failing to report and intending to evade taxes; (vi) are responsible for statutory penalties under the California Private Attorneys General Act (“PAGA”) for violations of various sections of the California Code; and (vii) committed fraud by altering time records. In their PAGA claim, plaintiffs seek recovery of penalties for violations of various wage and hour provisions of the California Code on behalf of themselves and all other similar current and former employees in California. Our response to the complaint is due on or about November 10, 2011. Discovery has not yet commenced. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a potential range of loss for this action because these matters are in their early stages, and involve many unresolved issues of fact and law. Accordingly, we have not yet recognized any liability associated with this action.

Wilson, et al. v. Career Education Corporation. On or about August 11, 2011, Riley Wilson, a former Admissions Representative based in Minnesota, filed a complaint in the United States District Court for the

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Northern District of Illinois. The two-count complaint asserts claims of breach of contract and unjust enrichment claims arising from our decision to terminate our Admissions Representative Supplemental Compensation Plan. In addition to his individual claims, Wilson also seeks to represent a nationwide class of similarly situated Admissions Representatives who also were affected by termination of the Plan. On October 6, 2011, we filed a motion to dismiss the complaint. The Court has set a briefing schedule and a ruling is anticipated within the next several months. Discovery has not yet begun, but the parties expect to be ordered to commence discovery while the dispositive motion is pending. Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a potential range of loss for this action because these matters are in their early stages, and involve many unresolved issues of fact and law. Moreover, we do not know the number of class members, if any, entitled to recovery. Accordingly, we have not yet recognized any liability associated with these actions.

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

State Attorney General Investigations

The Company received from the Attorney General of the State of New York (“NYAG”) a Subpoena Duces Tecum (“Subpoena”) dated May 17, 2011, relating to the NYAG’s investigation of whether the Company and certain of its schools have complied with certain New York state consumer protection, securities, finance and other laws. Pursuant to the Subpoena, the NYAG has requested from the Company and certain of its schools documents and detailed information on a broad spectrum of business practices, including such areas as marketing and advertising, student recruitment and admissions, education financing, training and compensation of admissions and financial aid personnel, programmatic accreditation, student employment outcomes, placement rates of graduates and other disclosures made to students. The documents and information sought by the NYAG in connection with its investigation cover the time period from May 17, 2005 to the present. The Company has reported the preliminary results of its internal investigation of placement rate determination practices to the NYAG as they relate to the Company’s New York-based ground schools. The Company continues to cooperate with the NYAG with a view towards satisfying their inquiries as promptly as possible.

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The Company cannot predict the scope, duration or outcome of these investigations. At the conclusion of these matters, the Company or certain of its schools may be subject to claims of failure to comply with state laws or regulations and may be required to pay significant financial penalties or curtail or modify their operations. Other state attorneys general may also initiate inquiries into the Company or its schools. If any of the foregoing occurs, the Company’s business, reputation, financial position, cash flows and results of operations could be materially adversely affected.

Because of the many questions of fact and law that may arise, the outcomes of these investigations are uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential monetary or non-monetary impact these investigations might have on the Company because it is uncertain what remedies, if any, these regulators might ultimately seek in connection with these investigations.

Internal Investigation of Placement Rate Determination Practices

As previously disclosed, the Company’s Board of Directors directed outside independent legal counsel, Dewey & LeBoeuf (“Dewey”), to conduct an investigation into the determination of placement rates at its Health Education segment schools and also directed counsel to review placement rate determination practices at all of the Company’s domestic schools. Dewey has substantially completed its investigation of the placement rate determination practices at the Company’s Health Education segment schools, as well as its review of the placement rate determination practices at the Company’s Art & Design segment schools.

Dewey’s investigation, which involved the review of records, statistical sampling, and verification calls with former students, confirmed the existence of improper placement determination practices at certain of the Company’s Health Education segment schools, and, for the Company’s Health Education and Art & Design segment schools, Dewey identified certain placements that lacked sufficient supporting documentation or otherwise did not meet applicable placement guidelines established by the Company. In accordance with their annual reporting schedule, the Company’s Health Education and Art & Design segment schools recently reported 2010-2011 placement rates to their accreditor, the Accrediting Counsel for Independent Colleges and Schools (“ACICS”), taking into account Dewey’s findings. The ACICS placement rate standard is 65%. Placement rates below this minimum standard may subject an institution to increased accreditation oversight, which may include increased reporting requirements, a requirement that the institution submit a corrective action plan or undergo an on-site evaluation, or restrictions on the addition of new locations or programs. ACICS may also initiate accreditation proceedings such as a show-cause directive, an action to defer or deny action related to an institution’s application for a new grant of accreditation or an action to suspend an institution’s accreditation if it fails to meet this standard. Based on their recently reported 2010-2011 placement rates, 13 of the Company’s 49 ACICS-accredited Health Education and Art & Design segment schools met ACICS’ 65% minimum placement rate standard for the 2010-2011 reporting period. ACICS could determine that additional schools do not meet its minimum placement rate standard. Dewey’s review of the placement rate determination practices of the Company’s other domestic campuses, including its AIU, CTU and Culinary schools, is ongoing. The Company cannot definitively predict the outcome or the duration of this review and any adverse findings resulting from the ongoing investigation could have a material adverse impact on the Company’s business, reputation, financial position, cash flows and results of operations.

Accrediting Body and State and Federal Regulatory Matters

AIU’s accrediting agency, the Higher Learning Commission of the North Central Association of Colleges and Schools (“HLC”) conducted a focused visit of AIU between September 19-21, 2011 to evaluate AIU’s transition to a new undergraduate credit structure which was introduced in February 2010. AIU has received the

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

HLC evaluation team’s final report of the focused visit, which recommends that no further HLC follow-up is required on this matter. HLC is not required to accept the recommendations contained in the evaluation team’s final report, and could order additional monitoring or other action against AIU with respect to the matters covered by the focused visit or any other matters relating to the accreditation of the institution.

Additionally, AIU previously submitted two new academic program applications to HLC, which were approved by HLC in June 2011. These programs, the Bachelor and Master of Accounting, will be available to students beginning in January 2012.

In June 2011, Briarcliffe College’s accrediting agency, Middle States Commission on Higher Education (“Middle States”), took action to continue the school’s accreditation for a period not to exceed one year. Briarcliffe has advised Middle States of the NYAG investigation and our investigation into our determination of reported student placement rates. A further renewal of Briarcliffe’s accreditation by Middle States is subject to Briarcliffe’s submission of a monitoring report to Middle States by the earlier of March 1, 2012 or 30 days after completion of any report by the NYAG of its investigation. Middle States has also requested that Briarcliffe provide it with a progress report by April 1, 2013 documenting evidence of the use of multiple measures of the assessment of student learning at the institutional, program, and course levels and the use of appropriate assessments of the attainment of learning goals at the institutional, program and course levels.

Due to their participation in Title IV programs, our schools and universities are subject to periodic program reviews by the Department of Education (“ED”) for the purpose of evaluating an institution’s compliance with Title IV requirements, identifying any liabilities to ED caused by errors in compliance, and improving future institutional capabilities.

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

Our schools and universities are also subject to periodic audits by various regulatory bodies, including the U.S. Department of Education’s Office of Inspector General (“OIG”). The OIG audit services division commenced a compliance audit of CTU in June 2010, covering the period July 1, 2009 to June 30, 2010, to determine whether CTU has policies and procedures to ensure that CTU administers Title IV and other federal program funds in accordance with applicable federal law and regulation. The OIG conducted an exit conference

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

with CTU management on June 29, 2011 and at that time indicated that CTU should expect to receive a draft report in August or September 2011 setting forth the OIG’s findings. As of the date of filing this Quarterly Report on Form 10-Q, CTU has not received a draft report from the OIG. Upon receipt of this draft report, CTU will have 30 days to provide a written response to the OIG, after which time the OIG report, along with CTU’s response, will be forwarded to ED’s Office of Federal Student Aid which makes an independent assessment of what further action, if any, is warranted.

In August 2011, the U.S. Department of Veterans Affairs (“VA”), through its Denver Regional Office (“VA Regional Office”), conducted a compliance survey at the Colorado Springs campus of Colorado Technical University (“CTU”). While the VA Regional Office has not yet issued a report respecting its findings, at an exit conference held on August 9, 2011, the VA Regional Office informed CTU that they had identified certain students for whom it believed CTU had incorrectly certified the monthly housing allowance (“MHA”) provided pursuant to the Post-9/11 Veterans Educational Assistance Act (“Post-9/11 GI Bill”). While CTU believes the position of the VA Regional Office is based on a difference in interpretation of applicable provisions of law, CTU is working with the VA to ensure that students entitled to benefits under the Post-9/11 GI Bill will not be adversely impacted or held responsible for any adjustments that are made respecting the MHA. Based on information currently available to us, we estimate potential reimbursements of approximately $5.0 million. Accordingly, we have accrued $5.0 million as an estimate for the reasonably possible settlement of this matter.

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

The following is a summary of our income tax provision and effective tax rate for continuing operations:

	For the Quarters Ended September 30,		For the Years to Date Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Pretax income	$15,983	$40,431	$214,417	$225,818
Provision for income taxes	$4,708	$12,567	$73,797	$74,538
Effective tax rate	29.5%	31.1%	34.4%	33.0%

The decrease in our effective tax rate for the quarter ended September 30, 2011 as compared to the prior year quarter was primarily due to a correction of an error from the prior quarter relating to the tax treatment of certain intangible assets; and earnings mix changes, including a change in the geographical composition of our taxable income, since a higher percentage of our income from continuing operations resulted from certain operations in Europe which operate on a not-for-profit basis.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The increase in our effective tax rate for the year to date ended September 30, 2011 as compared to the prior year to date was primarily due to the prior year including a $4.2 million tax benefit resulting from credits associated with curriculum development that reduced our effective tax rate by 1.9% for the year to date ended September 30, 2010. The current year to date effective tax rate includes $1.6 million in favorable tax adjustments related to the correction of an error in previously filed U.S. income tax returns associated with the treatment of foreign interest income which reduced our effective tax rate by 0.7% for the year to date ended September 30, 2011.

We estimate that it is reasonably possible that the liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $5.3 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. Based upon a change in circumstances for one of our uncertain tax positions, $10.1 million of our gross unrecognized tax benefits was reclassified to other non-current liabilities on our September 30, 2011 unaudited consolidated balance sheet. The income tax rate for the quarter and year to date ended September 30, 2011 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of September 30, 2011, we had accrued $4.3 million as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely examined by federal, state and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service completed its examination of our U.S. income tax returns through our tax year ended December 31, 2007.

10. STOCK REPURCHASE PROGRAM

During the quarter ended September 30, 2011, we repurchased 0.3 million shares of our common stock for approximately $7.2 million at an average price of $21.87 per share. Year to date through September 30, 2011, we repurchased 6.2 million shares of our common stock for approximately $137.0 million at an average price of $21.94 per share. As of September 30, 2011, approximately $153.3 million was available under our authorized stock repurchase program to repurchase outstanding shares of our common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. The repurchase of shares of our common stock reduces the amount of cash available to pay cash dividends to our stockholders. We have never paid cash dividends on our common stock.

11. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Career Education Corporation 2008 Incentive Compensation Plan (the “2008 Plan”) authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share granted for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award will be counted as 1.67 shares for each share granted for purposes of the aggregate share limit. As of September 30, 2011, there were approximately 4.5 million shares of common stock available for future share-based awards under the 2008 Plan.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

As of September 30, 2011, we estimate that compensation expense of $23.2 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, including both stock options and shares of restricted stock. We expect to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock or by using treasury shares.

Stock Options. The exercise price of stock options granted under each of the plans is equal to the fair market value of our common stock on the date of grant. Employee stock options generally become exercisable 25% per year over a four-year service period beginning on the date of grant and expire ten years from the date of grant, unless an earlier expiration date is set at the time of the grant. Non-employee directors’ stock options expire ten years from the date of grant and generally become exercisable as follows: one-third on the grant date, one-third on the first anniversary of the grant date, and one-third on the second anniversary of the grant date, or, one-fourth on the grant date and one-fourth for each of the first through third anniversaries of the grant date. Both employee stock options and non-employee director stock options are subject to possible earlier vesting and termination in certain circumstances. Generally, if a plan participant terminates his or her employment for any reason other than by death or disability during the vesting period, he or she forfeits the right to unvested stock option awards. Since the inception of the plans, grants of stock options have only been subject to the service conditions discussed previously. No stock option grants have included performance or market conditions or other factors that affect stock option vesting.

Stock option activity during the year to date ended September 30, 2011, under all of our plans was as follows:

	Options	Weighted Average Exercise Price
	(Options in thousands)
Outstanding as of December 31, 2010	3,575	$28.29
Granted	566	21.87
Exercised	(142)	14.60
Forfeited	(106)	23.96
Cancelled	(141)	36.96

Outstanding as of September 30, 2011	3,752	$27.64

Exercisable as of September 30, 2011	2,701	$29.05

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following table summarizes information with respect to all outstanding shares of restricted stock under our plans during the year to date ended September 30, 2011:

	Shares	Weighted Average Grant-Date Fair Value Per Share
	(Shares in thousands)
Outstanding as of December 31, 2010	2,189	$23.17
Granted	1,259	21.91
Vested	(730)	14.66
Forfeited	(306)	26.05

Outstanding as of September 30, 2011	2,412	$24.73

12. WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted net income per share for the quarters and years to date ended September 30, 2011 and 2010 were as follows:

	For the Quarters Ended September 30,		For the Years to Date Ended September 30,
	2011	2010	2011	2010
	(Shares in thousands)
Basic common shares outstanding	73,582	78,919	74,858	80,206
Common stock equivalents	476	900	660	989

Diluted common shares outstanding	74,058	79,819	75,518	81,195

Excluded from our computations of diluted earnings per share were certain options to purchase shares of our common stock. These shares were excluded because the options’ exercise prices were greater than the average market price of our common stock during the periods, and, therefore, the effect would have been anti-dilutive. The shares that would have had an anti-dilutive effect on our diluted net income per share for the quarters and years to date ended September 30, 2011 and 2010 were as follows:

	For the Quarters Ended September 30,		For the Years to Date Ended September 30,
	2011	2010	2011	2010
	(Shares in thousands)
Options that would have had an anti-dilutive effect	3,496	2,891	3,023	2,379

In addition to the common stock issued upon the exercise of employee stock options and the granting of restricted stock awards, we issued less than 0.1 million shares for the quarters ended September 30, 2011 and 2010, and less than 0.2 million shares for the years to date ended September 30, 2011 and 2010, upon the purchase of common stock pursuant to our employee stock purchase plan.

13. SEGMENT REPORTING

We analyze performance and make decisions based on the allocation of resources, and as a result, in accordance with FASB ASC Topic 280—Segment Reporting, we determined that the following reporting

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

segments would be reported as of January 1, 2011: CTU, AIU, Health Education, Culinary Arts, Art & Design and International. This change in reporting segments was a result of changes in the organizational structure. This resulted in no change to our previously reported Health Education, Culinary Arts and International segments. Our previously reported University segment has been divided into three components: CTU, AIU and Art & Design. As a result of the organizational restructure, we now have six reporting segments. All prior period results have been recast to reflect our reporting segments as of September 30, 2011. The reporting segments are described below.

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

We evaluate segment performance based on operating income. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and Other,” which primarily includes unallocated corporate activity and eliminations.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Summary financial information by reporting segment is as follows:

	Revenue		Operating Income (Loss)
	For the Quarters Ended September 30,		For the Quarters Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
CTU (1)	$100,477	$116,311	$16,755	$32,414
AIU (2)	85,787	113,119	12,430	23,252
Health Education	102,195	110,421	(3,632)	12,820
Culinary Arts (3)	73,686	108,305	3,800	(23,867)
Art & Design	49,686	61,082	2,557	9,158
International	19,567	15,061	(7,151)	(6,740)
Corporate and Other	(84)	(157)	(8,965)	(7,530)

Total	$431,314	$524,142	$15,794	$39,507

	Revenue		Operating Income (Loss)
	For the Years to Date Ended September 30,		For the Years to Date Ended September 30,
	2011	2010	2011	2010
CTU (1)	$330,603	$342,079	$87,016	$94,278
AIU (2)	288,092	349,934	66,384	96,054
Health Education	328,329	322,256	11,379	35,434
Culinary Arts (3)	248,718	293,881	30,741	(3,267)
Art & Design	170,962	186,270	20,627	22,663
International	105,509	87,378	12,371	9,689
Corporate and Other (4)	(345)	(491)	(16,809)	(29,146)

Total	$1,471,868	$1,581,307	$211,709	$225,705

	Total Assets as of (5)
	September 30, 2011	December 31, 2010
	(Dollars in thousands)
CTU (6)	$74,992	$52,566
AIU (6)	78,524	112,159
Health Education	251,770	283,558
Culinary Arts	324,051	339,848
Art & Design	80,170	91,514
International	281,105	269,723
Corporate and Other	418,012	396,714
Discontinued Operations	23,712	25,797

Total	$1,532,336	$1,571,879

(1)	During the third quarter 2011, CTU recorded an accrual of $5.0 million within administrative expense for an estimate for potential reimbursements of government funds.
(2)	During the third quarter 2010, AIU recorded $7.0 million of legal expense related to the settlements of legal matters.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(3)	During the third quarter 2010, Culinary Arts recorded a $40.0 million charge related to the settlement of a legal matter. For the first and third quarters 2010, Culinary Arts recorded $3.2 million and $7.3 million, respectively, of additional bad debt expense for increases in reserve rates related to our extended payment plan programs.
(4)	Year to date September 30, 2011 includes a $7.0 million insurance recovery related to previously settled legal matters. The prior year to date included a $2.4 million lease termination charge related to our former corporate headquarters and a $4.1 million charge for an increase in the allowance for doubtful accounts related to our previously terminated recourse loan program.
(5)	Total assets do not include the following intercompany activity: receivable or payable activity between schools and corporate and investments in subsidiaries.
(6)	During the first quarter of 2011 in conjunction with the segment reorganization, $27.9 million of the goodwill balance attributable to the former University reporting unit was reclassified from AIU to CTU, in accordance with FASB ASC Topic 350—Intangibles—Goodwill and Other.

14. TOTAL COMPREHENSIVE (LOSS) INCOME

Total comprehensive (loss) income is composed of the change in cumulative translation adjustments and unrealized gains and losses on available-for-sale investments net of the effects of income taxes. The following table presents the components of comprehensive (loss) income for the periods presented:

	For the Quarters Ended September 30,		For the Years to Date Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Net income	$10,634	$26,131	$139,022	$145,671
Other comprehensive (loss) income:
Foreign currency translation adjustments	(11,761)	13,004	(269)	(6,133)
Unrealized (losses) gains on investments, net of tax	(6)	86	40	81

Total comprehensive (loss) income	$(1,133)	$39,221	$138,793	$139,619

15. SUBSEQUENT EVENTS

In the fourth quarter 2011, a number of leadership positions within the Company were vacated. As previously announced, effective October 31, 2011 Gary E. McCullough resigned as President, Chief Executive Officer and Board member. The Board has appointed Steven H. Lesnik, as President and Chief Executive Officer, in addition to his current role as Chairman of the Board of Directors. In addition, during the fourth quarter Brian R. Williams, Senior Vice President of Culinary Arts and Thomas G. Budlong, Senior Vice President of International and Chief Administrative Officer left the Company for personal reasons. Thomas A. McNamara, Senior Vice President of Art & Design left the Company to pursue another professional opportunity. The International business unit is now led by Michael J. Graham, Executive Vice President and Chief Financial Officer. The Culinary Arts and Art & Design teams will report to Mr. Lesnik while the Company continues its search for new leadership. The Company estimates that additional expense of approximately $6.0 million will be reflected within the fourth quarter 2011 results of operations related to the separation agreements for Mr. McCullough and Mr. Budlong. As of the date of this filing, Mr. McCullough’s separation agreement has not been finalized. The estimate provided is based upon the employment agreement in place at the time of his resignation.

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

Overview

We are an industry leader whose institutions are recognized globally. Those institutions include, among others, American InterContinental University (“AIU”); Brooks Institute; Colorado Technical University (“CTU”); Harrington College of Design; INSEEC Group (“INSEEC”) Schools; International University of Monaco (“IUM”); International Academy of Design & Technology (“IADT”); Istituto Marangoni; Le Cordon Bleu North America (“LCB”); and Sanford-Brown Institutes and Colleges. Through our schools, we are committed to providing high-quality education, enabling students to graduate and pursue rewarding career opportunities.

We analyze performance and make decisions based on the allocation of resources, and as a result, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280—Segment Reporting, we determined that the following reporting segments would be reported as of January 1, 2011: CTU, AIU, Health Education, Culinary Arts, Art & Design and International. This change in reporting segments was a result of changes in the organizational structure. This resulted in no change to our previously reported Health Education, Culinary Arts and International segments. Our previously reported University segment has been divided into three components: CTU, AIU and Art & Design.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The MD&A is intended to help investors understand the results of operations, financial condition and present business environment. The MD&A is organized as follows:

•	2011 Third Quarter Overview

•	Consolidated Results of Operations

•	Segment Results of Operations

•	Summary of Significant Accounting Policies and Estimates

•	Liquidity, Financial Position and Capital Resources

2011 THIRD QUARTER OVERVIEW

The third quarter presented challenges for both Career Education Corporation (“CEC”) and the industry in which we operate. Our industry experienced reduced new student interest due to economic conditions, negative publicity regarding the industry, extended student decision-making timelines and new regulatory impacts. These factors negatively impacted our operating results for both the three and nine months ended September 30, 2011.

On a consolidated basis, revenue decreased $92.8 million, or 17.7%, from the prior year quarter. The aforementioned decline in new student interest across the industry drove the decrease in revenue, as new student starts decreased in all of our domestic segments as compared to the prior year quarter. Student population decreased in all of our domestic segments as well, with the overall decrease of 12% mainly driven by decreases within CTU, AIU and Health Education. Additionally, lower levels of revenue-per-student contributed to the decrease in revenue as compared to the prior year quarter, primarily within AIU and Culinary Arts. The overall decrease in operating expenses attributable primarily to cost reduction efforts, the effective use of our shared services organization and improved bad debt trends due to actions initiated by the Company in the past twelve months, was more than offset by the overall decline in revenue, resulting in a decrease in operating income of $23.7 million, or 60.0%, as compared to the prior year quarter.

As we face the challenges that the Company and the industry have encountered, we remain dedicated to a culture of student commitment, compliance and quality. In the third quarter, we focused on several initiatives to better align our operations with our long-term goals of achieving high-quality student outcomes and optimizing operational efficiencies, while at the same time ensuring that our operations comply with the new program integrity rules including gainful employment.

•	We rolled out our new Culinary Arts business model.

•	We negotiated and established new contracts and new ways of working with our lead aggregator partners.

•

We rolled out new entrance requirements for certain of our programs, including implementing our Student Orientation and Academic Readiness (“SOAR”) program and expanding pre-enrollment testing within Culinary Arts and Art & Design.

•

We began to roll out additional changes within Art & Design that we believe will improve the competitive positioning of the business as well as position certain of our programs to achieve compliance with the recent gainful employment rules. These changes include: tuition changes to better align our pricing structure across our institutions and the implementation of a full-time traditional term structure that will result in students gaining their degree in four academic years versus five years.

•

We joined a group of institutions, to further demonstrate our desire for transparency and fairness in our dealings with students, that agreed to a new set of voluntary standards. In September 2011, as one of the founding members, we signed the new “Standards of Responsible Conduct and Transparency” which will ensure that prospective students have access to comprehensive information about program costs and student outcomes so they can make better informed decisions. The standards address five key pillars, which include enrollment, disclosure, financial aid, student readiness and career and job services assistance, and its most noteworthy provision is the ability for a student to either participate in an orientation program and/or withdraw from a program in the first 21 days (or equivalent), or both, without incurring costs other than nominal fees for application and materials/supplies.

In the fourth quarter 2011, a number of leadership positions within the Company were vacated. As previously announced, effective October 31, 2011 Gary E. McCullough resigned as President, Chief Executive Officer and Board member. The Board has appointed Steven H. Lesnik, as President and Chief Executive Officer in addition to his current role as Chairman of the Board of Directors. In addition, during the fourth quarter Brian R. Williams, Senior Vice President of Culinary Arts and Thomas G. Budlong, Senior Vice President of International and Chief Administrative Officer left the Company for personal reasons. Thomas A. McNamara, Senior Vice President of Art & Design left the Company to pursue another professional opportunity. The International business unit is now led by Michael J. Graham, Executive Vice President and Chief Financial Officer. The Culinary Arts and Art & Design teams will report to Mr. Lesnik while the Company continues its search for new leadership. The Company estimates that additional expense of approximately $6.0 million will be reflected within the fourth quarter 2011 results of operations related to the separation agreements for Mr. McCullough and Mr. Budlong.

As we move through this transition while also operating in a difficult economic environment, we expect similar trends for new student starts to continue in the fourth quarter of 2011. As students complete their student life cycle over several periods, we would also expect the current decline in new student starts to further impact student populations as well as operating margins. We have commenced in the fourth quarter, consistent with previous years, our annual impairment assessment of indefinite-lived intangible assets. Our estimates of fair value are based on projected future results and expected cash flows for each of our reporting units. We expect that these projections may be lower than the previous year, driven by reduced new student interest due to economic conditions, negative publicity regarding the industry, extended student decision-making timelines and new regulatory impacts.

As we face uncertainty presented by the current industry environment, as well as increased competition for prospective students, we believe striving for educational excellence, providing students with the most transparent and comprehensive information and optimizing our operational efficiencies allow us to align our actions with our core mission of remaining focused on the best outcomes for our students in all that we do.

Since June 2011, we have been working with the U.S. Department of Education (“ED”), Accrediting Council for Independent Colleges and Schools (“ACICS”) and numerous state regulators on a project to consolidate as many as 19 separate institutions or Office of Postsecondary Education Identifiers (“OPEIDs”) into a single institution or OPEID that would include up to 68 separate campuses. This consolidation would further simplify and centralize our reporting and compliance efforts. The consolidation will have several significant operational benefits, including a unified accreditation schedule, a single Title IV compliance audit and simplified reporting obligations for these campuses. However, the consolidation will also cause us to place an even greater emphasis on our Title IV compliance with so many of our campuses being evaluated as a single institution. As noted in our Risk Factors, the consolidation itself has risks, and also the $2,000 increase in the annual unsubsidized Stafford loans available for undergraduate students and other factors are and will continue to put significant upward pressure on our institutions’ 90-10 rates. This consolidation will not alleviate the risks we face in continuing to comply with the 90-10 Rule.

In addition, as previously disclosed, our Board of Directors directed outside independent legal counsel, Dewey & LeBoeuf (“Dewey”), to conduct an investigation into the determination of placement rates at our Health Education segment schools and also directed counsel to review placement rate determination practices at all of our domestic schools. Dewey has substantially completed its investigation of the placement rate determination practices at our Health Education segment schools, as well as its review of the placement rate determination practices at our Art & Design segment schools.

Dewey’s investigation, which involved the review of records, statistical sampling, and verification calls with former students, confirmed the existence of improper placement determination practices at certain of our Health Education segment schools, and, for our Health Education and Art & Design segment schools, Dewey identified certain placements that lacked sufficient supporting documentation or otherwise did not meet applicable placement guidelines established by the Company. Dewey’s review of the placement rate determination practices of our other domestic campuses, including our AIU, CTU and Culinary Arts schools, is ongoing.

As described in Note 8 “Commitments and Contingencies—Internal Investigation of Placement Rate Determination Practices,” our Health Education and Art & Design segment schools recently reported 2010-2011 placement rates to their accreditor, ACICS, taking into account Dewey’s findings. Based on these reported rates, 13 of our 49 ACICS-accredited Health Education and Art & Design segment schools met ACICS’ 65% minimum placement rate standard for the 2010-2011 reporting period. ACICS could determine that additional schools do not meet its minimum placement rate standard. Any adverse action taken by ACICS with respect to this reporting could have an adverse impact on our future financial results.

At the direction of the Board of Directors, in the third quarter we commenced corrective action and implemented enhanced controls and procedures with respect to the determination of placement rates by our Health Education and Art & Design segment schools. As part of this effort, we have adopted new career services policies and procedures and trained all of the career services employees in our Health Education and Art & Design segment schools on those new policies and procedures. In addition, we are planning to cap enrollments on or teach out programs for which employment opportunities may not be readily available. All of these steps are being done to ensure that our students and graduates have ample support as they pursue job opportunities, recognizing the challenging economic environment under which our students are entering the job market.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters ended September 30, 2011 and 2010.

	For the Quarters Ended September 30,				% Change
	2011	% of Total Revenue	2010	% of Total Revenue	2011 vs. 2010
	(Dollars in thousands)
TOTAL REVENUE	$431,314		$524,142		-17.7%

OPERATING EXPENSES
Educational services and facilities	155,597	36.1%	158,112	30.2%	-1.6%
General and administrative:
Advertising	74,156	17.2%	77,456	14.8%	-4.3%
Admissions	45,946	10.7%	53,126	10.1%	-13.5%
Administrative	103,297	23.9%	145,866	27.8%	-29.2%
Bad debt	14,078	3.3%	31,938	6.1%	-55.9%

Total general and administrative expense	237,477	55.1%	308,386	58.8%	-23.0%
Depreciation and amortization	22,446	5.2%	17,783	3.4%	26.2%
Goodwill and asset impairment	—	0.0%	354	0.1%	-100.0%

OPERATING INCOME	15,794	3.7%	39,507	7.5%	-60.0%

PRETAX INCOME	15,983	3.7%	40,431	7.7%	-60.5%
PROVISION FOR INCOME TAXES	4,708	1.1%	12,567	2.4%	-62.5%

Effective tax rate	29.5%		31.1%
INCOME FROM CONTINUING OPERATIONS	$11,275	2.6%	$27,864	5.3%	-59.5%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(641)	-0.1%	(1,733)	-0.3%	-63.0%

NET INCOME	$10,634	2.5%	$26,131	5.0%	-59.3%

Educational services and facilities expense includes costs directly attributable to the educational activity of our schools, including, among other things, (1) salaries and benefits of faculty, academic administrators, and student support personnel and (2) costs of educational supplies and facilities, including rents on school leases, certain costs of establishing and maintaining computer laboratories, costs of student housing, and owned and leased facility costs. Also included in educational services and facilities expense are costs of other goods and services provided by our schools, including, among other things, costs of textbooks, laptop computers, dormitory services, restaurant services, contract training and cafeteria services.

General and administrative expense includes salaries and benefits of personnel in corporate and school administration, marketing, admissions, financial aid, accounting, human resources, legal and compliance. Costs of promotion and development, advertising and production of marketing materials, occupancy of the corporate offices and bad debt expense are also included in this expense category.

Quarter Ended September 30, 2011 as Compared to Quarter Ended September 30, 2010

Revenue

Total revenue decreased from the prior year quarter driven by an overall decline in new student interest, lengthening of the student decision-making process, negative publicity within the industry as well as a decline in advertising spend. Declines in revenue from the prior year quarter were reported in all domestic segments of our business. Additionally, AIU and Culinary Arts experienced lower revenue-per-student as compared to the prior year quarter primarily due to lower credit loads and changes in curriculum structure.

Educational Services and Facilities Expense

Educational services and facilities expense increased as a percentage of revenue as compared to the prior year quarter resulting from an increase in academics and occupancy expenses as a percentage of revenue. This increase as a percentage of revenue is primarily a result of the fixed nature of certain facilities costs as well as our continued commitment towards investment in student-related functions, which was partially offset with reductions in variable costs.

General and Administrative Expense

General and administrative expense decreased as compared to the prior year quarter mainly due to the prior year quarter including $47.3 million of charges related to settlements of legal matters primarily within Culinary Arts and AIU. The prior year quarter also included higher compensation expense related to performance-based incentive programs and higher bad debt expense. The current year quarter included $11.4 million of legal costs related to various regulatory matters.

Bad debt expense incurred by each of our reportable segments during the quarters ended September 30, 2011 and 2010 was as follows:

	For the Quarters Ended September 30,
	2011	As a % of Segment Revenue	2010	As a % of Segment Revenue
	(Dollars in thousands)
Bad debt expense by segment:
CTU	$2,874	2.9%	$3,235	2.8%
AIU	1,562	1.8%	3,034	2.7%
Health Education	3,403	3.3%	3,375	3.1%
Culinary Arts	4,993	6.8%	19,028	17.6%
Art & Design	1,169	2.4%	3,164	5.2%
International	158	0.8%	(75)	-0.5%
Corporate and Other	(81)	N/A	177	N/A

Total bad debt expense	$14,078	3.3%	$31,938	6.1%

Bad debt expense decreased by $17.9 million as compared to the prior year quarter primarily due to the discontinuation of our extended payment plan programs which have historically experienced higher collectability risk. The prior year quarter included additional bad debt expense of $8.3 million related to these programs as a result of an increase in the reserve rates, of which approximately $7.3 million was recorded within Culinary Arts.

Admissions expense declined as compared to the prior year quarter resulting from the decline in volume of new student interest inquiries. Advertising expense also decreased as compared to the prior year quarter as we continue to focus our advertising spend on higher quality inquiries as new student interest declines. We will continue to focus our advertising spend on those media channels which provide higher quality inquiries and will align our admissions staff appropriately.

Depreciation and Amortization Expense

Depreciation expense increased as compared to the prior year quarter primarily related to the move to our new campus support center which was completed in the fourth quarter 2010. In addition, amortization expense increased as compared to the prior year quarter due to the decision to consolidate many of our institutions under one institution for purposes of Title IV Funding. This decision resulted in a classification change for certain accreditation rights intangible assets from indefinite-lived to definite-lived. This change occurred in the second quarter 2011 and results in amortization expense for these rights being recorded through December 2011.

Operating Income

Operating income decreased as compared to the prior year quarter, as the overall decrease in operating expenses was more than offset by the overall decline in revenue driven in part by lower revenue-per-student within certain segments. The decrease of 380 basis points in operating margin as compared to the prior year quarter was primarily a result of fixed costs within the business segments remaining relatively stable, which more than offset the reductions in variable costs made as a result of the decline in revenue.

Provision for Income Taxes

The decrease in our effective tax rate for the quarter ended September 30, 2011 as compared to the prior year quarter was primarily due to a correction of an error from the prior quarter relating to the tax treatment of certain intangible assets, and earnings mix changes, including a change in the geographical composition of our taxable income, since a higher percentage of our income from continuing operations resulted from certain operations in Europe which operate on a not-for-profit basis.

Year to Date Ended September 30, 2011 as Compared to Year to Date Ended September 30, 2010

	For the Years to Date Ended September 30,				% Change
	2011	% of Total Revenue	2010	% of Total Revenue	2011 vs. 2010
	(Dollars in thousands)
TOTAL REVENUE	$1,471,868		$1,581,307		-6.9%

OPERATING EXPENSES
Educational services and facilities	486,027	33.0%	474,192	30.0%	2.5%
General and administrative:
Advertising	218,688	14.9%	228,158	14.4%	-4.2%
Admissions	146,970	10.0%	165,270	10.5%	-11.1%
Administrative	301,553	20.5%	358,148	22.6%	-15.8%
Bad debt	40,926	2.8%	77,870	4.9%	-47.4%

Total general and administrative expense	708,137	48.1%	829,446	52.5%	-14.6%
Depreciation and amortization	63,319	4.3%	51,610	3.3%	22.7%
Goodwill and asset impairment	2,676	0.2%	354	0.0%	655.9%

OPERATING INCOME	211,709	14.4%	225,705	14.3%	-6.2%

PRETAX INCOME	214,417	14.6%	225,818	14.3%	-5.0%
PROVISION FOR INCOME TAXES	73,797	5.0%	74,538	4.7%	-1.0%

Effective tax rate	34.4%		33.0%
INCOME FROM CONTINUING OPERATIONS	$140,620	9.6%	$151,280	9.6%	-7.0%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1,598)	-0.1%	(5,609)	-0.4%	-71.5%

NET INCOME	$139,022	9.4%	$145,671	9.2%	-4.6%

Revenue

Total revenue decreased from the prior year to date mainly driven by decreases in revenue reported by AIU and Culinary Arts. New student interest declined across all of our domestic institutions resulting in a new student starts decline of 17% as compared to the prior year to date. Additionally, AIU and Culinary Arts continued to experience lower revenue-per-student as compared to the prior year to date due to deceleration in the AIU student’s pace of study and a change in mix of Culinary Arts students as more students enter certificate programs over the associate program, which is shorter in length.

Educational Services and Facilities Expense

Educational services and facilities expense increased mainly as a result of an increase in academics expense, as Health Education invested in the addition and support of academic functions to support the addition of campuses. Additionally, International experienced increased academics expense as a result of the increase in student population and continued investments associated with higher levels of accreditation.

General and Administrative Expense

The decline in total general and administrative expense as compared to the prior year to date was driven by reduced administrative and bad debt expenses, lower levels of new student interest, which resulted in a reduction in admissions personnel and related costs, and an adjustment in the media channels utilized to market our institutions.

Administrative expense decreased as compared to the prior year to date, as the prior year to date included $47.3 million of charges related to the settlements of legal matters, as well as higher compensation expense related to performance-based incentive programs. The current year to date included $11.4 million of legal costs recorded in the third quarter related to various regulatory matters, partially offset with a $7.0 million insurance recovery received in the first quarter related to previously settled legal matters.

Bad debt expense incurred by each of our reportable segments during the years to date ended September 30, 2011 and 2010 was as follows:

	For the Years to Date Ended September 30,
	2011	As a % of Segment Revenue	2010	As a % of Segment Revenue
	(Dollars in thousands)
Bad debt expense by segment:
CTU	$7,241	2.2%	$7,548	2.2%
AIU	3,101	1.1%	7,292	2.1%
Health Education	8,705	2.7%	8,337	2.6%
Culinary Arts	17,357	7.0%	41,173	14.0%
Art & Design	4,235	2.5%	8,316	4.5%
International	628	0.6%	275	0.3%
Corporate and Other	(341)	N/A	4,929	N/A

Total bad debt expense	$40,926	2.8%	$77,870	4.9%

The prior year to date bad debt expense included additional bad debt expense of $8.1 million and $8.3 million during the first and third quarters, respectively, related to increases in the allowance for doubtful accounts associated with certain extended payment plan programs. This increase resulted from lower repayment history experienced on these programs. During 2011, we discontinued providing extended payment plan financing to new students, which contributed to the decrease in bad debt expense as compared to the prior year to date, as student receivable balances related to the use of extended payment plans are not increasing at a similar pace in the current year.

Depreciation and Amortization Expense

Depreciation expense increased as compared to the prior year to date primarily related to the move to our new campus support center which was completed in the fourth quarter 2010. In addition, amortization expense increased as compared to the prior year to date due to the decision to consolidate many of our institutions under one institution for purposes of Title IV Funding. This decision resulted in a classification change for certain accreditation rights intangible assets from indefinite-lived to definite-lived and thus the recognition of amortization expense.

Goodwill and Asset Impairment

Goodwill and asset impairment expense of $2.7 million in the current year to date primarily related to a non-cash asset impairment charge in the second quarter 2011 associated with the consolidation of certain accreditation rights for several of our institutions as discussed above. See the notes to our unaudited consolidated financial statements for additional information related to this impairment charge.

Operating Income

The current year to date operating income decreased as compared to the prior year to date, as the overall decrease in operating expenses was more than offset by the overall decline in revenue. The current year to date operating income includes a $7.0 million insurance recovery within Corporate and Other related to previously settled legal matters, $11.4 million of legal costs related to various regulatory matters and $2.7 million in asset impairment charges. Prior year to date operating income included $47.3 million of expense related to the settlements of certain legal matters, additional expense of $8.1 million and $8.3 million in the first and third quarters of 2010, respectively, for the increase in the allowance for doubtful accounts related to our extended payment plan programs and $3.7 million in lease termination charges incurred in connection with the move to our new campus support center.

Provision for Income Taxes

The increase in our effective tax rate for the year to date ended September 30, 2011 as compared to the prior year to date was primarily due to the prior year to date including a $4.2 million tax benefit resulting from credits associated with curriculum development that reduced our effective tax rate by 1.9% for the year to date ended September 30, 2010. The current year to date effective tax rate includes $1.6 million in favorable tax adjustments related to the correction of an error in previously filed U.S. income tax returns associated with the treatment of foreign interest income, that reduced our effective tax rate by 0.7% for the year to date ended September 30, 2011.

SEGMENT RESULTS OF OPERATIONS

The following tables set forth unaudited historical segment results for the periods presented. Results for the prior year quarter have been reclassified to be comparable to the current year presentation.

	For the Quarters Ended September 30,
	(Dollars in thousands)
	REVENUE			OPERATING INCOME (LOSS)		OPERATING MARGIN (LOSS)
	2011	2010	% Change	2011	2010	2011	2010
CTU	$100,477	$116,311	-13.6%	$16,755	$32,414	16.7%	27.9%
AIU	85,787	113,119	-24.2%	12,430	23,252	14.5%	20.6%
Health Education	102,195	110,421	-7.4%	(3,632)	12,820	-3.6%	11.6%
Culinary Arts	73,686	108,305	-32.0%	3,800	(23,867)	5.2%	-22.0%
Art & Design	49,686	61,082	-18.7%	2,557	9,158	5.1%	15.0%
International	19,567	15,061	29.9%	(7,151)	(6,740)	-36.5%	-44.8%
Corporate and Other	(84)	(157)		(8,965)	(7,530)

Total	$431,314	$524,142	-17.7%	$15,794	$39,507	3.7%	7.5%

	NEW STUDENT STARTS			STUDENT POPULATION
	For the Quarters Ended September 30,			As of September 30,
	2011	2010	% Change	2011	2010	% Change
CTU	6,510	9,180	-29%	25,100	29,900	-16%
AIU	4,590	6,760	-32%	17,100	21,000	-19%
Health Education	7,710	9,440	-18%	28,100	31,100	-10%
Culinary Arts	5,480	7,360	-26%	15,400	16,300	-6%
Art & Design	1,870	3,130	-40%	10,300	12,600	-18%
International	5,070	4,130	23%	8,400	7,300	15%

Total	31,230	40,000	-22%	104,400	118,200	-12%

Quarter Ended September 30, 2011 as Compared to the Quarter Ended September 30, 2010

CTU. Current quarter revenue decreased as compared to the prior year quarter as a result of declining student population driven by an overall decline in new student interest and strong comparable prior year results.

Current quarter operating income decreased as compared to the prior year quarter driven by the reduction in revenue. Total operating expenses remained relatively flat as compared to last year, although the current quarter included a $5.0 million accrual within administrative expense for an estimate for potential reimbursements of government funds, as well as an increase in advertising expense due to increased investments in branding resulting in higher average advertising costs.

AIU. The current quarter revenue decrease was primarily caused by the combination of a decline in new student interest and a focused marketing initiative concentrating on higher quality new student inquiries. These factors drove a decrease in student population and new student starts as compared to the prior year quarter. In addition, students are taking fewer credit hours during each session as compared to prior periods due to changes in curriculum structure and pacing options, and as a result, revenue-per-student decreased during the current year quarter.

Current quarter operating income decreased, as the decrease in revenue was only partially offset by the overall decrease in operating expenses. The prior year quarter included a charge of approximately $7.0 million related to the settlements of legal matters.

Health Education. Revenue decreased as student population declined when compared to the prior year quarter. New student starts were negatively impacted by a weakening of student interest, declining 18% compared to the prior year quarter. Additionally, student attrition rates increased at a higher rate than in prior periods, which contributed to the deceleration of the student population expansion versus previous years.

Health Education experienced an operating loss in the current year quarter. An increase in academics expense as a percentage of revenue due to startup campuses increasing their staffing levels and declining student-teacher ratios throughout the campuses, combined with the decline in revenue, drove the decline in operating results as compared to the prior year quarter. Additionally, approximately $1.6 million in amortization expense related to accreditation rights was recorded in the current year quarter.

Culinary Arts. Current quarter revenue decreased as compared to the prior year quarter. This decrease was mainly due to a decrease in revenue-per-student primarily due to a change in the mix of students within our certificate program versus the associate program and a decrease in student population as compared to the prior year quarter. The certificate program generates a lower revenue-per-student as compared to the associate program. Tuition and book costs for students are lower in the associates program, which contributes to the decline in both tuition revenue and other revenue.

Culinary Arts’ operating income increased as compared to the prior year quarter, as the prior year quarter included a charge of $40.0 million related to the settlement of a legal matter. Bad debt expense decreased as compared to the prior year quarter, as the prior year quarter included $7.3 million of additional bad debt expense related to our extended payment plan programs. Administrative and admissions expenses also decreased as compared to the prior year quarter primarily due to a reduction in workforce and increased utilization of centralized shared services.

Art & Design. Art & Design’s current quarter revenue decreased as compared to the prior year quarter, due to a decrease in student population and in new student starts. The decrease in new student starts was caused by an overall decline in new student interest, change in market strategy to focus on local markets and certain media channels which provide higher quality inquiries, as well as stricter entrance criteria. Student population was negatively affected by an increase in student attrition rates as compared to the prior year quarter, and the decrease in new student starts.

Operating income decreased as compared to the prior year quarter. The decline in the current quarter revenue, combined with fixed costs associated with operating our schools remaining relatively flat, drove operating margin down approximately 990 basis points as compared to the prior year quarter.

International. Current quarter revenue increased as compared to the prior year quarter. The increase was driven by an increase in student population and a $2.0 million favorable impact of foreign currency exchange rates.

International experienced an operating loss in the current year quarter. This operating loss is primarily due to the seasonality of students suspending attendance during the summer months resulting in a decrease of revenue which is more than offset with fixed operating costs.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire Company. Corporate and Other costs increased $1.4 million, or 19.1% as compared to the prior year quarter, mainly due to increased legal fees recorded within administration expense.

Year to Date Ended September 30, 2011 as Compared to the Year to Date Ended September 30, 2010

	For the Years to Date Ended September 30,
	(Dollars in thousands)
	REVENUE			OPERATING INCOME (LOSS)		OPERATING MARGIN (LOSS)
	2011	2010	% Change	2011	2010	2011	2010

CTU	$330,603	$342,079	-3.4%	$87,016	$94,278	26.3%	27.6%
AIU	288,092	349,934	-17.7%	66,384	96,054	23.0%	27.4%
Health Education	328,329	322,256	1.9%	11,379	35,434	3.5%	11.0%
Culinary Arts	248,718	293,881	-15.4%	30,741	(3,267)	12.4%	-1.1%
Art & Design	170,962	186,270	-8.2%	20,627	22,663	12.1%	12.2%
International	105,509	87,378	20.8%	12,371	9,689	11.7%	11.1%
Corporate and Other	(345)	(491)		(16,809)	(29,146)

Total	$1,471,868	$1,581,307	-6.9%	$211,709	$225,705	14.4%	14.3%

	NEW STUDENT STARTS
	For the Years to Date Ended September 30,
	2011	2010	% Change
CTU	21,760	27,500	-21%
AIU	17,540	23,690	-26%
Health Education	24,600	27,270	-10%
Culinary Arts	12,740	14,370	-11%
Art & Design	5,110	7,590	-33%
International	6,190	5,220	19%

Total	87,940	105,640	-17%

CTU. Current year to date revenue decreased $11.5 million as compared to the prior year to date. A decline in new student starts and an increase in student attrition rates drove a decrease in student population as compared to the prior year to date.

Operating income decreased by $7.3 million as compared to the prior year to date. The decrease in revenue more than offset the overall decrease in operating expenses as compared to the prior year to date. Administrative and admissions expenses decreased as compared to the prior year to date primarily due to increased efficiencies in the current year to date and a decrease in admissions personnel driven by decreased new student interest. In addition, occupancy costs decreased as compared to the prior year to date due to a lease termination charge recorded in the prior year as we reduced our real estate space to optimize efficiencies. These decreases were partially offset with an increase in advertising expense due to increased investments in branding resulting in higher average advertising costs as a percentage of revenue.

AIU. Current year to date revenue decreased $61.8 million as compared to the prior year to date primarily due to the combination of a decline in new student interest across the industry and a focused marketing initiative concentrating on higher quality new student inquiries. These factors drove a decrease in student population and new student starts as compared to the prior year to date. In addition, students are taking fewer credit hours during each session as compared to prior periods due to changes in curriculum structure and pacing options, and as a result, revenue-per-student decreased during the current year to date.

Current year to date operating income decreased by $29.7 million, as the decrease in revenue was only partially offset by the overall decrease in operating expenses, primarily within advertising, administration, bad debt and admissions expenses. Advertising expense decreased due to a change in marketing strategy focused on utilizing marketing channels with increased potential for higher quality students, while decreasing spending in other marketing channels. The prior year to date administrative expense included a charge of approximately $7.0 million related to the settlements of legal matters. In addition, academics expense as a percentage of revenue increased as compared to the prior year to date as we invested in curriculum structure changes to help provide better student outcomes.

Health Education. Revenue increased 1.9% as compared to the prior year to date driven by additional startup campuses with new student starts in the current year to date as well as strong population at the beginning of the period.

Health Education’s operating income decreased by $24.1 million as compared to the prior year to date, or 67.9%. An increase in academics expense as a percentage of revenue due to startup campuses increasing their staffing levels and declining student-teacher ratios throughout the campuses, more than offset the increase in revenue as compared to the prior year to date. In addition, the current year to date included non-cash asset impairment charges and amortization expense of approximately $3.6 million related to certain accreditation rights.

Culinary Arts. Current year to date revenue decreased approximately $45.2 million as compared to the prior year to date. This decrease was mainly due to a decrease in revenue-per-student primarily due to a change in the mix of students within our certificate program versus the associate program. The certificate program generates a lower revenue-per-student as compared to the associate program. In addition, the decrease in new student starts, as well as an increase in student attrition rates, drove a decline in student population as compared to the prior year to date.

Culinary Arts’ operating income increased $34.0 million as compared to the prior year to date. The prior year to date included a charge of $40.0 million for the settlement of a legal matter and increases to bad debt expense associated with certain extended payment plan programs in the first and third quarters of $3.2 million and $7.3 million, respectively. In addition, effective management of our general and administrative expenses contributed to lower operating expense as compared to the prior year to date, while a reduction in workforce carried out during the current year to date contributed to the reduction in our cost structure.

Art & Design. Art & Design’s current year to date revenue decreased $15.3 million as compared to the prior year to date, and new student starts and student population decreased 33% and 18%, respectively, as compared to the prior year to date. A decrease in new student inquiries caused by an overall decline in new student interest, as well as an increase in student attrition rates, contributed to the decrease in revenue as compared to the prior year to date.

Operating income decreased $2.0 million as compared to the prior year to date, as the decline in revenue more than offset the overall decrease in operating expenses. Admissions and advertising expenses decreased when compared to the prior year to date, due to effective cost management and change in marketing strategy. Lower bad debt expense also contributed to the decrease in total operating expenses as compared to the prior year to date primarily due to the discontinued use of extended payment plan programs for new students.

International. Current year to date revenue increased $18.1 million, or 20.8% as compared to the prior year to date. The increase was driven by an increase in student population and new student starts, as well as a $6.9 million favorable impact of foreign currency exchange rates.

Operating income increased $2.7 million, or 27.7% as compared to the prior year to date. The increase in revenue was partially offset with higher operating expenses, primarily academics, as we continue our investment associated with higher levels of accreditation, as well as the support of the growing student population. In addition, we invested additional resources for advertising as part of our marketing strategy. Operating income was favorably impacted by $0.8 million due to foreign currency exchange rates.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire Company. Corporate and Other costs decreased $12.3 million as compared to the prior year to date. The current year to date included a $7.0 million insurance recovery related to previously settled legal matters and a $1.4 million gain on the sale of real estate property which were partially offset with increased legal fees. The prior year to date results included $4.1 million of bad debt expense incurred from our previously terminated recourse loan program, $2.4 million of lease termination charges related to our former corporate headquarters and higher compensation expense related to performance-based incentive programs.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of September 30, 2011, cash, cash equivalents and short-term investments totaled $449.1 million. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We finance our operating activities and our organic growth primarily through cash generated from operations. We finance acquisitions primarily through funding from credit facility borrowings and cash generated from operations. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations, existing cash balances, and, if necessary, borrowings under our existing credit agreement.

Included in cash and cash equivalents within our unaudited consolidated balance sheets are amounts related to certain of our European campuses that are operated as not-for-profit schools. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. The amount of not-for-profit cash and cash equivalents with restrictions was $61.1 million and $58.5 million at September 30, 2011 and December 31, 2010, respectively. Restrictions on these cash balances have not affected, nor do we believe that such restrictions will affect, our ability to fund our daily operations.

Sources and Uses of Cash

Operating Cash Flows

During the years to date ended September 30, 2011 and 2010, net cash flows provided by operating activities totaled $209.4 million and $217.5 million, respectively. Our primary source of cash flows from operating activities is tuition collected from our students. Our students finance tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, school payment plans, private and institutional scholarships and cash payments. For the years to date ended September 30, 2011 and 2010, approximately 84% and 83% respectively, of our U.S. schools’ cash receipts from tuition payments come from Title IV Program funding.

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

Investing Cash Flows

During the year to date ended September 30, 2011, net cash flows used in investing activities totaled $74.0 million compared to net cash flows used in investing activities of $59.5 million for the year to date ended September 30, 2010.

Capital Expenditures. Capital expenditures decreased $14.5 million, or 17.7% to $67.4 million for the year to date ended September 30, 2011 from $81.9 million for the year to date ended September 30, 2010. Capital expenditures represented 4.6% and 5.2% of total revenue for the years to date ended September 30, 2011 and 2010, respectively. The decrease over the prior year to date was primarily driven by investments in our new campus support center in the prior year to date.

Earnout Payments. Effective August 31, 2009, we acquired the outright rights to the Le Cordon Bleu brand in the education services field for the U.S. and Canada. The purchase price for the brand rights consisted of $25.0 million in cash funded from operations, 3.0 million shares of our common stock valued at $71.3 million as of the closing date and originally estimated $43.0 million of earnout payments over a 30-month period. As of September 30, 2011, we have made approximately $30.8 million in earnout payments since acquisition of the brand. We estimate that an additional $9.6 million will be paid within the next twelve months related to the 30-month earnout.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash outflow of $0.3 million and a net cash inflow of $41.3 million during the years to date ended September 30, 2011 and 2010, respectively.

Proceeds on the sale of assets. During the current year to date, we received $6.3 million in gross proceeds in connection with the sale of property located in California.

Financing Cash Flows

During the years to date ended September 30, 2011 and 2010, net cash flows used in financing activities totaled $133.7 million and $158.6 million, respectively.

Credit Agreement. As of September 30, 2011, we had no outstanding debt under our U.S. Credit Agreement and letters of credit totaling approximately $6.9 million. The borrowing availability under our U.S. Credit Agreement as of September 30, 2011 was $178.1 million.

Repurchases of Stock. Year to date through September 30, 2011, we repurchased approximately 6.2 million shares of our common stock for approximately $137.0 million at an average price of $21.94 per share. Year to date through September 30, 2010, we repurchased approximately 5.4 million shares of our common stock for approximately $154.9 million at an average price of $28.56 per share. Repurchases of stock during 2011 and 2010 were funded by cash generated from operating activities and the sale of available-for-sale investments.

As of September 30, 2011, approximately $153.3 million was available under the program to repurchase outstanding shares of our common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Contractual Obligations

As of September 30, 2011, there were no significant changes to our contractual obligations from December 31, 2010 except as discussed below. We are not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

On August 31, 2009, we acquired the outright rights to the Le Cordon Bleu brand in the educational services field for the U.S. and Canada. A portion of the purchase price consisted of a 30-month earnout payment based upon Culinary Arts tuition fee revenue originally estimated at $43.0 million. As of September 30, 2011, we estimate that an additional $9.6 million will be paid. Future adjustment to the earnout may be warranted.

Changes in Financial Position—September 30, 2011 compared to December 31, 2010

Selected unaudited consolidated balance sheet account changes from December 31, 2010, to September 30, 2011, were as follows:

	As of
	September 30, 2011	December 31, 2010	% Change
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Other current assets	21,524	6,246	NM

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses:
Payroll and related benefits	41,292	73,608	-44%
Income taxes	11,541	—	100%
Other	53,191	98,113	-46%

NON-CURRENT LIABILITIES:
Other liabilities	38,653	30,853	25%

STOCKHOLDERS’ EQUITY:
Cost of shares in treasury	(142,650)	(191)	NM

Other current assets: The increase was primarily driven by the reclassification of our tenant improvement allowance of approximately $13.0 million for our new campus support center from long-term to short-term. We expect to receive the cash associated with this allowance in the first quarter of 2012.

Accrued expenses—Payroll and related benefits: The decrease is mainly due to payment of the 2010 annual employee incentive bonus plan made in the first quarter of 2011.

Accrued expenses—Income taxes: The increase is primarily due to our prepaid tax position at December 31, 2010 which resulted from a prepayment due to certain tax benefits.

Accrued expenses—Other: The decrease is primarily related to the first quarter 2011 payment of a $40.0 million legal settlement recorded in the prior year.

Non-current liabilities—Other liabilities: The increase is driven by a reclassification in tax reserves from short-term to long-term based upon the timing for ultimate resolution of the matters.

Cost of shares in treasury: The increase in cost of shares in treasury was driven by the repurchase of 6.2 million shares of our common stock during the current year to date.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We use various techniques to manage our market risk, including, from time to time, the use of derivative financial instruments. We do not use derivative financial instruments for speculative purposes.

Our municipal bond investments are auction rate securities (“ARS”) which generally have stated terms to maturity of greater than one year. We classify investments in ARS on our unaudited consolidated balance sheets within other non-current assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continue to accrue interest and are auctioned on a set interval until the auction succeeds, the issuer calls the securities, or they mature. As of September 30, 2011, we have determined these investments are at risk for impairment due to the nature of the liquidity of the market over the past year. As a result, we recorded a cumulative unrealized loss reflected within other comprehensive income on our unaudited consolidated balance sheet of approximately $0.7 million as of September 30, 2011.

Interest Rate Exposure

Any outstanding borrowings under our credit agreement bear annual interest at fluctuating rates as determined by the Prime Rate or the London Interbank Offered Rate (LIBOR). As of September 30, 2011 and December 31, 2010, we had no outstanding borrowings under this agreement.

Our investments and debt instruments are recorded at their fair values as of September 30, 2011 and December 31, 2010. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

Foreign Currency Exposure

We are subject to foreign currency exchange exposures arising from current and anticipated transactions denominated in currencies other than the U.S. dollar, and from the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts. Specifically, we are subject to risks associated with fluctuations in the value of the Euro and the British pound versus the U.S. dollar. Our investment in our foreign operations as of September 30, 2011, was not significant to our consolidated financial position.

We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in foreign currency exchange rates is not significant.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

All of our U.S. schools participate in Title IV Programs and so are subject to extensive regulation by ED, various state agencies and accrediting commissions. To participate in Title IV Programs, a school must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by ED, and be certified by ED as an eligible institution. Most ED requirements are applied on an institutional basis, with an institution defined by ED as a main campus and any of its branch campuses or additional locations. Each institution is assigned an identification number known as the OPEID, or Office of Postsecondary Education Identification number, with each institution’s branches and other locations assigned to the institution’s OPEID. For the fiscal year ended December 31, 2010, approximately 90% of our U.S.-based students who were in a program of study at any date during that year participated in student aid and loan programs under Title IV, which resulted in cash receipts recorded by the Company of approximately $1.88 billion.

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

•

“90-10 Rule.” Any of our U.S. schools or OPEIDs may lose eligibility to participate in Title IV Programs if, on a cash basis, the percentage of the cash receipts derived from Title IV Programs for two consecutive fiscal years is greater than 90%. Under HEA’s “90-10 Rule,” an OPEID that fails to derive at least 10% of its cash receipts from non-Title IV sources at the end of a fiscal year will be placed on provisional participation status for its next two fiscal years. If the OPEID does not satisfy the 90-10 Rule for two consecutive fiscal years, it loses its eligibility to participate in the Title IV Programs for at least two fiscal years. If the OPEID violates the 90-10 Rule and becomes ineligible to participate in Title IV Programs but continues to disburse Title IV Program funds, ED would require repayment of all Title IV Program funds received by it after the effective date of the loss of eligibility. Effective July 1, 2008, the annual unsubsidized Stafford loans available for undergraduate students increased by $2,000. The HEOA contained temporary “90-10 Rule” relief from recent increases in the availability and amount of federal aid for, among other things, all unsubsidized Stafford loans disbursed before July 1, 2011, permitting the $2,000 of additional Stafford loan availability to be counted as revenue not derived from Title IV Programs. This increase, the expiration of the temporary relief in the HEOA as of July 1, 2011, lack of clarity regarding technical aspects of the calculation methodology under the Rule, budget related reductions in state grant and workforce training programs and other alternative funding sources that have historically helped 90-10 rates, plus the impact of ED’s program integrity regulations discussed below, have all adversely affected our schools’ 90-10 rates with the rates for each OPEID expected to worsen in each of fiscal 2011 and 2012 from our prior historical rates. Given the large sizes of our institutions, and the reliance of our students on Title IV Program funds, we have limited ability to favorably impact the 90-10 rates at our institutions outside of material increases to tuition rates, which would adversely affect our gainful employment metrics. Without legislative or other relief, these factors will affect our institutions’ 90-10 rates and ultimately may affect the ability of all of our institutions to continue to satisfy the 90-10 Rule.

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

Findings or allegations of noncompliance may subject us to qui tam lawsuits under the Federal False Claims Act, under which private plaintiffs seek to enforce remedies on behalf of the U.S. and, if successful, are entitled to recover their costs and to receive a portion of any amounts recovered by the U.S. in the lawsuit.

ED’s program integrity regulations and pending regulatory initiatives could materially and adversely affect our operations, business, results of operations, financial condition and cash flows.

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

•

our marketing costs and marketing strategies, by decreasing marketing efficiency to the extent we conduct direct marketing rather than utilize third-party lead aggregators, and through increasing costs of recruiting and enrolling prospective students, and

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

•

The ability of our U.S. schools or OPEIDs to continue to meet the 90-10 Rule and to therefore qualify to participate in Title IV Program funding, may be negatively impacted by changes we make to comply with final gainful employment regulations, by the expiration of temporary relief provided by HEOA for Stafford loans, by changes in the allowable amounts of Pell grants made annually to students, new regulations or interpretations by ED regarding the types of funding sources classified as non-Title IV funds, other ED regulations or interpretations affecting technical aspects of the calculation methodology under the Rule, and the impact on our cohort default rates of servicing performance of ED’s preferred servicers for new federal student loans through the federal direct loan program and other student loans permitted to be sold to ED by private lenders, or other factors that we cannot predict or control. Failure to meet the 90-10 Rule by our schools or OPEIDs could have a material adverse impact on our business, financial condition, results of operation, cash flows and value of our common stock.

On May 5, 2011, ED announced its intention to establish additional negotiated rulemaking committees to prepare proposed regulations under HEA and held three public hearings in May 2011 at which interested parties suggested issues that should be considered for action by the negotiating committees. On September 27, 2011, ED published a Notice of Proposed Rulemaking (“NPRM”) to amend regulations for institutional eligibility under HEA, as reauthorized, and to streamline the application and approval process for new programs, as required by the gainful employment rules. After the public comment period ends on November 14, 2011, ED will review and consider responses to the NPRM before publishing final regulations that would be effective by July 2013.

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

Both the U.S. House of Representatives Education and Labor Committee and the U.S. Senate Health, Education, Labor and Pensions Committee (“HELP Committee”) commenced a series of hearings into the for-profit postsecondary education sector in June 2010, including accreditation matters, student debt, student recruiting, student success and outcomes, and other matters, which hearings are ongoing. The U.S. Senate also released a report, “Emerging Risk?: An Overview of Growth, Spending, Student Debt and Unanswered Questions in For-Profit Higher Education.” The Chairmen of each of these education committees, together with other members of Congress, requested the Government Accountability Office (“GAO”) to conduct a review and prepare a report with recommendations regarding various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions’ revenue is composed of Title IV and other federal funding sources. In addition, in August 2010, the HELP Committee requested information from 30 companies operating for-profit schools, including us and other for-profit publicly traded companies providing postsecondary education services. We provided documents and information in response to the HELP Committee’s request. Based on this requested information, in September 2010 the HELP Committee released a second report, “The Return on the Federal Investment in For-Profit Education: Debt Without a Diploma.” These activities are not formally related to ED’s rulemaking processes. Senator Harkin has held subsequent hearings and roundtable discussions, most recently on July 21, 2011. On September 22, 2011, Senator Tom Carper, the Chairman of the Senate Homeland Security and Government Affairs Subcommittee on Federal Financial Management, Government Information, Federal Services and International Security, held a hearing on “Improving Educational Outcomes for Our Military and Veterans” that covered the quality of education and treatment of educational benefits for military personnel for purposes of the “90-10 Rule.” However, these hearings, the requested GAO review and the HELP Committee’s information request could lead to adverse legislation, additional new ED regulatory requirements, negative media coverage, federal or other investigations of the for-profit postsecondary education industry, or third-party litigation related to information arising from these activities.

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

We are in the process of consolidating most of our nationally accredited institutions with separate OPEIDs into a single institution and single OPEID. The consolidation process itself is complicated and has risks as does our continued operation of so many campuses as a single institution for Title IV compliance purposes.

Since June 2011, we have been working with ED, ACICS and numerous state regulators on a project to consolidate as many as 19 separate institutions or OPEIDs into a single institution or OPEID that would include up to 68 separate campuses. The consolidation will require internal reprogramming of our systems and Title IV processing realignment that could adversely impact operations. The consolidation will create certain risks since the Title IV compliance of so many of our campuses will be evaluated as a single institution, so that compliance issues at one campus could result in a sanction or other action that negatively impacts the whole group (for instance, a problem at a single campus could lead ED to limit the ability of all of the campuses within the consolidated OPE to add new programs). Another result of this consolidation will be the calculation of a single rate under the 90-10 Rule for all of the campuses within the consolidated institution. This consolidation will not alleviate the risks we face in continuing to comply with the 90-10 Rule.

Although we are working to complete this consolidation by the end of fiscal 2011, there is a risk that the consolidation will not be completed until January 2012. All of our OPEIDs that are participating in the consolidation are certified by ED on a full (not provisional) basis, which generally indicates that they have an acceptable Title IV compliance record. However, if the consolidation occurs after fiscal 2011, we will again prepare separate Title IV compliance audits and report separate compliance metrics for each of the affected OPEIDs for fiscal 2011, with such audits and reports likely to be filed after the consolidation has taken place. It is unclear if there would be any impact on the terms of ED’s approval of the consolidated group of schools if one or more of the OPEIDs we are consolidating were to fail to meet a regulatory requirement or have a material compliance issue arise in its audit for fiscal 2011. We would expect ED to review any such situation based on the particular facts and circumstances, yet there could be an adverse impact on the consolidated institution.

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

Due to their participation in Title IV Programs, our schools and universities are subject to periodic program reviews and audits by ED for the purpose of evaluating an institution’s compliance with Title IV requirements, identifying any liabilities to ED caused by errors in compliance, and improving future institutional capabilities. As previously disclosed, ED conducted a program review of AIU in November 2009. On July 14, 2010, AIU received a copy of ED’s Program Review Report, which is a preliminary report of ED’s findings from its program review. The Program Review Report identified six findings, two of which were deemed to be systemic findings by ED’s program review team. These two findings relate to AIU’s policy for determining student attendance in online courses for purposes of determining such students’ enrollment status, withdrawal dates and associated timing respecting the return of unearned Title IV funds. Based on information available to us as of the date of filing this Quarterly Report on Form 10-Q, we cannot determine a range of loss for these findings or assess whether an unfavorable outcome could have a material adverse effect on our business, results of operations, cash flows or financial position. The remaining findings were isolated and generally relate to processing errors. We believe the amounts involved in these four findings are immaterial. AIU submitted its response to ED’s Program Review Report on November 29, 2010 and is awaiting ED’s issuance of a Final Program Review Determination letter that will specify any required corrective action and amounts owed to ED, if any. In addition, ED’s Office of Inspector General audit services division commenced a compliance audit of CTU in June 2010, covering the period July 1, 2009 to June 30, 2010, to determine whether CTU has policies and procedures to ensure that CTU administers Title IV and other federal program funds in accordance with applicable federal regulations. The OIG conducted an exit conference with CTU management on June 29, 2011 and at that time indicated that CTU should expect to receive a draft report in August or September 2011 setting forth the OIG’s findings. As of the date of filing this Quarterly Report on Form 10-Q, CTU has not received a draft report from the OIG. Upon receipt of this draft report, CTU will have 30 days to provide a written response to the OIG, after which time the OIG report, along with CTU’s response, will be forwarded to ED’s Office of Federal Student Aid which makes an independent assessment of what further action, if any, is warranted.

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

The Company received from the Attorney General of the State of New York (“NYAG”) a Subpoena Duces Tecum (“Subpoena”) dated May 17, 2011, relating to the NYAG’s investigation of whether the Company and certain of its schools have complied with certain New York state consumer protection, securities, finance and other laws. Pursuant to the Subpoena, the NYAG has requested from the Company and certain of its schools documents and detailed information on a broad spectrum of business practices, including such areas as marketing and advertising, student recruitment and admissions, education financing, training and compensation of admissions and financial aid personnel, programmatic accreditation, student employment outcomes, placement rates of graduates and other disclosures made to students. The documents and information sought by the NYAG in connection with its investigation cover the time period from May 17, 2005 to the present. The Company has reported the preliminary results of its internal investigation of placement rate determination practices to the NYAG as they relate to the Company’s New York-based ground schools. The Company continues to cooperate with the NYAG with a view towards satisfying their inquiries as promptly as possible.

The Company’s Board of Directors directed outside independent legal counsel, Dewey & LeBoeuf (“Dewey”), to conduct an investigation into the determination of placement rates at its Health Education segment schools and also directed counsel to review placement rate determination practices at all of the Company’s domestic schools. Dewey has substantially completed its investigation of the placement rate determination practices at the Company’s Health Education segment schools, as well as its review of the placement rate determination practices at the Company’s Art & Design segment schools.

Dewey’s investigation confirmed the existence of improper placement determination practices at certain of the Company’s Health Education segment schools, and, for the Company’s Health Education and Art & Design segment schools, Dewey identified certain placements that lacked sufficient supporting documentation or otherwise did not meet applicable placement guidelines established by the Company. Dewey’s review of the placement rate determination practices of the Company’s other domestic campuses, including its AIU, CTU and Culinary schools, is ongoing.

We cannot definitely predict the outcome or duration of the remaining review of our schools’ placement rate determination practices or the New York Attorney General’s investigation at this time. If these investigations result in findings of material non-compliance with federal or state laws or regulations, we and/or our directors, officers or employees may be subject to significant fines, penalties or other civil or criminal sanctions, and one or more of our schools may become subject to significant operational limitations, and sanctions, including possible fines, loss of state licensures, and/or eligibility to participate in Title IV Programs. However, our schools, including those in our Health Education and Art & Design segments, may be subject to warnings, enhanced reporting, conditions, restrictions, probation, show cause proceedings or loss of accreditation as a result of any material inaccuracies in previously reported placement rates or any failure to satisfy the placement rate or other requirements of their respective accrediting bodies. An adverse outcome of these matters may also result in significant reputational harm, material claims from students and others, or other adverse regulatory actions. In such event, our business, financial condition, results of operations, cash flows and the market price of our common stock may be materially adversely affected.

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

As previously disclosed, in accordance with their annual reporting schedule, our Health Education and Art & Design segment schools recently reported 2010-2011 placement rates to their accreditor, the Accrediting Council for Independent Colleges and Schools (“ACICS”), taking into account the findings of the review conducted by independent legal counsel of our schools’ placement rate determination practices. The ACICS placement rate standard is 65%. Placement rates below this minimum standard may subject an institution to increased accreditation oversight, which may include increased reporting requirements, a requirement that the institution submit a corrective action plan or undergo an on-site evaluation, or restrictions on the addition of new locations or programs.

ACICS may also initiate accreditation proceedings such as a show-cause directive, an action to defer or deny action related to an institution’s application for a new grant of accreditation or an action to suspend an institution’s accreditation if it fails to meet this standard. Based on their recently reported 2010-2011 placement rates, 13 of our 49 ACICS-accredited Health Education and Art & Design segment schools met ACICS’ 65% minimum placement rate standard for the 2010-2011 reporting period. ACICS could determine that additional schools do not meet its minimum placement rate standard following their review of our schools’ 2010-2011 placement reporting.

If one of our schools or programs were to be placed on probationary accreditation status or failed to qualify for or maintain accreditation, we would likely experience additional adverse publicity, impaired ability to attract and retain students and substantial expense to obtain unqualified accreditation status. Any loss of institutional accreditation would result in a loss of Title IV Program funds for the affected school and its students. Such events could have a material adverse impact on our business, financial condition, results of operations and cash flows.

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

Our future success depends largely on the skills, efforts and motivation of our executive officers and other key personnel, as well as on our ability to attract and retain qualified corporate managers and our schools’ ability to attract and retain qualified faculty members and administrators. We face competition in retaining and hiring executives and key personnel who possess the skill sets and experiences that we seek. In this period of transition in the for-profit education sector, as now occurring due to the operational and business model changes arising in connection with ED’s program integrity rules, our current openings for a chief executive officer and for key executives to lead our Health Education, Art & Design and Culinary Arts SBUs or loss of other key personnel could slow implementation of key initiatives, lead to changes in our business strategies or otherwise impact management’s attention to operations. In addition, key personnel may leave us and subsequently compete against us. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms could adversely affect our results of operations or financial condition.

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

•

The new incentive compensation and misrepresentation rules affect our student recruiting and marketing efforts. Our business model has depended on student recruitment and retention by our admissions counselors and our ability to attract and retain students at our schools through marketing, including use of third-party Internet lead generators that provide large numbers of potential student contacts. Our admissions representatives are responsible for identifying individuals interested in enrolling in our campuses. Admissions representatives serve as prospective students’ primary contacts, providing information to help them make informed enrollment decisions and assisting students with completing the enrollment process. ED’s new incentive compensation rules eliminate safe harbors allowing payment of certain compensation to our admissions advisors, financial aid advisors and certain third parties. We have changed the pay practices for these employees and are in process of changing contractual or other pay practices for third parties engaged in these efforts on our behalf, although there remains uncertainty under the new regulations as to what constitutes permissible pay practices. The misrepresentation rules under the program integrity rules have resulted in us implementing more direct marketing programs to students, which generally result in fewer, but higher quality prospective students. These changes, any new regulatory interpretation or guidance regarding these regulations, or any new legislation or rules impacting our recruiting practices, may result in employee retention issues, changes in our marketing practices that would lead to fewer prospective students, increased operating and marketing costs to identify prospective students, decreased enrollments or other impacts leading to changes in our business model, or other events that could have a material adverse impact on our business, financial condition, results of operations and cash flows.

•

The Budget Control Act of 2011 provides for an increase in the federal government borrowing limit and spending reductions in two phases, which includes the elimination of the partial in-school interest subsidy for graduate student loans beginning July 1, 2012. The second phase requires a bipartisan joint Congressional committee to develop legislation to achieve future deficit reduction, which must be voted on by December 23, 2011. These budget deficits and spending reductions increase the likelihood of legislation that could adversely impact availability of Title IV Program funds and adversely impact our business. Changes in the sources and amounts of student financial aid, restrictions on student debt repayment options, or a significant increase in financing costs for our students, could reduce our enrollments, and have a material adverse effect on our student population, revenue and financial results.

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

We had previously provided extended payment plans to certain students to help ensure that they could complete their educational programs. We have discontinued providing extended payment plans to new students. As of September 30, 2011, the amount of student receivables under student extended payment plans, net of allowance for doubtful accounts and net of deferred tuition revenue, was $7.2 million.

The repayment risk associated with these extended payment plans has been higher than the risk associated with non-extended payment plan student receivables as evidenced by the historical repayment practices. Factors that may contribute to this higher risk of repayment include: the repayment period, which is typically up to ten years, the credit history of the student that is offered an extended payment plan as well as the overall economic environment. As of September 30, 2011, we are providing an allowance for doubtful accounts as student receivables related to these plans are recorded. The allowance rate being applied is approximately seventy-five percent, which is based upon historical repayment practices.

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

If we are unable to successfully resolve pending or future litigation and regulatory and governmental inquiries involving us, or face increased regulatory actions or litigation, our financial condition, results of operations and growth prospects could be adversely affected.

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

Congressional hearings and the continuing state attorney investigations affecting for-profit schools may spur plaintiffs’ law firms or others to initiate litigation against us and other for-profit education providers.

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

For our online and on-ground campuses, the performance and reliability of program infrastructure is critical to their operations, reputation and ability to attract and retain students. Any computer system error or failure, significant increase in traffic on our computer networks, or any significant failure or unavailability of our computer networks, including but not limited to those as a result of natural disasters and network and telecommunications failures could materially disrupt our delivery of these programs.

Our computer networks may also be vulnerable to unauthorized access, computer hackers, computer viruses and other security threats. A user who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. Due to the sensitive nature of the information contained on our networks hackers may target our networks. We may be required to expend significant resources to protect against the threat of these security breaches or to alleviate problems caused by these breaches. Although we continually monitor the security of our technology infrastructure, we cannot assure that these efforts will protect our computer networks against security breaches. Any interruption to our schools’ computer systems or operations could have a material adverse effect on our student population, our business, financial condition, results of operations and cash flows.

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

We are subject to privacy and information security laws and regulations both domestically and in the countries in which our foreign schools operate, due to our collection and use of personal information. Any violations of those laws, or any breach, theft or loss of that information, could adversely affect our reputation and operations.

Our efforts to attract and enroll students result in us collecting, using and keeping substantial amounts of personal information regarding applicants, our students, faculty, their families and alumni, including social security numbers, financial data or health data. We also maintain personal information about our employees in the ordinary course of our activities. Our services, the services of many of our health plan and benefit plan vendors, and other information can be accessed globally through the Internet. We rely extensively on our network of interconnected applications and databases for day to day operations as well as financial reporting and the processing of financial transactions. Our computer networks and those of our vendors that manage confidential information for us may be vulnerable to unauthorized access, theft or misuse, hackers, computer viruses, or third parties in connection with hardware and software upgrades and changes. Such unauthorized access, misuse, theft or hacks could evade our intrusion detection and prevention precautions without alerting us to the breach or loss for some period of time or may never be detected. We have experienced malware and virus attacks on our systems which went undetected by our virus detection and prevention software. Regular patching of our computer systems and frequent updates to our virus detection and prevention software with the latest virus and malware signatures may not catch newly introduced malware and viruses or “zero-day” viruses, prior to their infecting our systems and potentially disrupting our data integrity, taking sensitive information or affecting financial transactions. Our services can be accessed globally via the Internet, so we may be subject to privacy laws in countries outside the U.S. from which students access our services, which laws may constrain the way we market and provide our services. While we utilize security and business controls to limit access to and use of personal information, any breach of student or employee privacy or errors in storing, using or transmitting personal information could violate privacy laws and regulations resulting in fines or other penalties. A breach, theft or loss of personal information held by us or our vendors, or a violation of the laws and regulations governing privacy could have a material adverse effect on our reputation or result in additional regulation, compliance costs or investments in additional security systems to protect our computer networks causing a material adverse effect on our business, financial condition, results of operations and cash flows.

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

•	loss of key personnel;

•

the initiation, pendency or outcome of litigation, accreditation reviews, regulatory reviews and investigations, including the pending state attorneys general investigations in which we are involved, and any related adverse publicity;

•	failure of certain of our schools in our Health Education and Art & Design segments to meet minimum placement rates for 2010-2011 established by our schools’ accreditors;

•	the outcomes and impacts on our business of ED’s rulemakings, and other changes in the legal or regulatory environment in which we operate;

•	changes in the student lending and credit markets;

•	our ability to meet or exceed expectations of analysts or investors;

•	quarterly variations in our operating results;

•	general conditions in the postsecondary education field, including changes in ED, state laws and regulations and accreditation standards, or availability of student financing;

•	changes in our earnings estimates by analysts;

•	future impairment of goodwill or other intangible assets;

•	price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many companies that provide postsecondary education in recent periods; and

•	general economic conditions.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the year to date ended September 30, 2011:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 31, 2010				$290,454,703
January 1, 2011—January 31, 2011	3,721,903	$21.47	3,721,903	210,454,862
February 1, 2011—February 28, 2011	140,000	23.67	140,000	207,138,801
March 1, 2011—March 31, 2011	282,800	23.61	282,800	200,456,784
April 1, 2011—April 30, 2011	—	—	—	200,456,784
May 1, 2011—May 31, 2011	929,258	21.74	929,258	180,239,073
June 1, 2011—June 30, 2011	846,089	23.36	846,089	160,456,824
July 1, 2011—July 31, 2011	400	22.00	400	160,448,016
August 1, 2011—August 31, 2011	326,700	21.87	326,700	153,296,682
September 1, 2011—September 30, 2011	—	—	—	153,296,682

Total	6,247,150		6,247,150

(1)	As of September 30, 2011, approximately $153.3 million was available under our previously authorized repurchase program. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 5.	Other Information

On May 19, 2011, the Board approved an increase, effective July 1, 2011, to the annual retainer paid to independent directors and other changes in the compensation structure for independent directors. Each independent director other than the Chairman of the Board will receive an annual retainer of $75,000, payable quarterly. The Chairman of the Board will receive an annual retainer of $150,000. Each independent director who serves as a Board committee chairperson will also receive an annual retainer of $15,000, payable quarterly. An individual meeting fee of $1,000 will be paid to the independent directors, including the Chairman of the Board, for each Board and committee meetings commencing with the 13th such Board or 13th such committee meeting in any calendar year. Board members also receive reimbursement for all reasonable expenses incurred in attending Board and committee meetings. The annual option grant to each independent director for the 2011-2012 director term was established at 16,000 shares that will vest 25% on the date of grant and 25% on each anniversary of the grant date until fully vested. The final quarterly payment with respect to a calendar year is contingent on the director having attended at least 75% of the aggregate of the total number of Board meetings (held during the period for which such individual has been a director) plus the total number of meetings held by all committees of the Board on which such person served (during the periods that the person served on such committee). In the event the director has not achieved such attendance level, the director will forfeit the entire amount of the final quarterly retainer payment. This forfeiture provision does not apply to (1) Board or committee meetings fees payable when the Board or committee holds 13 or more meetings during a calendar year or (2) equity awards.

On October 31, 2011, the Board appointed Steven H. Lesnik as President and Chief Executive Officer of the Company. Mr. Lesnik has served as Chairman of the Company since 2008 and as a member of the Board since 2006. Mr. Lesnik continues to serve as Chairman and as a member of the Board. During his service as President and Chief Executive Officer, Mr. Lesnik will receive a salary of $83,333 per month, but will not continue to receive any additional compensation as Chairman or as a member of the Board.

Also on October 31, 2011, the Company appointed Leslie T. Thornton, a member of the Board, to serve as Lead Independent Director of the Board, effective immediately. On November 3, 2011, the Company agreed to pay Ms. Thornton additional compensation at a rate of $20,000 per year during her service as Lead Independent Director.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index”, which is attached hereto and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION

Date: November 9, 2011	By:	/S/ STEVEN H. LESNIK
Steven H. Lesnik President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2011	By:	/S/ MICHAEL J. GRAHAM
Michael J. Graham Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

+31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101	The following financial information from our Quarterly Report on Form 10-Q for the third quarter of 2011, filed with the SEC on November 9, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) the Unaudited Consolidated Statements of Operations for the quarters and years to date ended September 30, 2011 and September 30, 2010, (iii) the Unaudited Consolidated Statements of Cash Flows for the years to date ended September 30, 2011 and September 30, 2010, and (iv) Notes to Unaudited Consolidated Financial Statements.

+	Filed herewith