Form 10-K
period 2011-10-31
CAREER EDUCATION CORP
filed 2012-02-27
CIK 1046568

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting common stock held by non-affiliates of the Registrant, based upon the $21.15 per share closing sale price of the Registrant’s common stock on June 30, 2011 (the last business day of the Registrant’s most recently completed second quarter), was approximately $1,229,015,000. For purposes of this calculation, the Registrant’s directors and executive officers holding outstanding shares of voting common stock have been assumed to be affiliates, with such affiliates holding an aggregate of 18,156,697 shares of the Registrant’s voting common stock on June 30, 2011. As of January 31, 2012, the number of outstanding shares of Registrant’s common stock was 67,542,629.

Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement for the Registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

BUSINESS OVERVIEW

The colleges, schools and universities that are part of the Career Education Corporation (“CEC”) family offer high-quality education to a diverse student population of approximately 100,000 students across the world in a variety of career-oriented disciplines through online, on-ground and hybrid learning program offerings. The more than 90 campuses that serve these students are located throughout the United States and in France, the United Kingdom and Monaco, and offer doctoral, master’s, bachelor’s and associate degrees and diploma and certificate programs.

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

As of January 1, 2011, we organized our business across six reporting segments which include CTU, AIU, Health Education, Culinary Arts, Art & Design and International. These segments were determined in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280—Segment Reporting and were based upon how the Company analyzes performance and makes decisions. Each segment represents a group of postsecondary education providers that offer a variety of degree and non-degree academic programs. These segments are organized by key market segment to enhance brand focus and operational alignment within each segment to more effectively execute our strategic growth plan. In addition, during the fourth quarter 2011, we completed the sale of Istituto Marangoni. Accordingly, the results of operations for the three Istituto Marangoni schools are now reported within discontinued operations. All prior period results have been recast to reflect our reporting segments on a comparable basis. The reporting segments are described below.

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

Art & Design includes IADT, Harrington College of Design, Collins College and Brooks Institute schools. These schools offer academic programs primarily in the career-oriented disciplines of fashion design, game design, graphic design, interior design, film and video production, photography and visual communications in a classroom, laboratory or online setting as well as jobs training in the field of energy conservation.

International includes our INSEEC schools and IUM school located in France, the United Kingdom and Monaco, which collectively offer academic programs in the career-oriented disciplines of business studies, health education, advertising, communications and technologies and luxury goods and services in a classroom or laboratory setting.

See Note 18 “Segment Reporting” of the notes to our consolidated financial statements for further discussion.

INDUSTRY BACKGROUND AND COMPETITION

The domestic postsecondary education industry is highly fragmented and increasingly competitive, with no one provider controlling significant market share. Students choose among providers based on programs and degrees offered, program flexibility and convenience, quality of instruction, placement rates, reputation, recruiting effectiveness and cost. Such multi-faceted market fragmentation results in significant differentiation among various education providers.

According to the National Center for Education Statistics (“NCES”), there were approximately 7,154 Title IV eligible postsecondary education institutions in the United States for the academic year 2010-11, including approximately 3,244 private, proprietary schools; approximately 2,043 public, non-profit schools; and approximately 1,867 private, non-profit schools. According to the U.S. Department of Education, in the fall of 2010 approximately 29 million students were attending institutions that participate in the various financial aid programs under Title IV of the Higher Education Act.

Our primary competitors in the publicly traded, proprietary postsecondary education industry are: Apollo Group, Bridgepoint Education, Inc., Capella Education Company, Corinthian Colleges, Inc., DeVry Inc., Education Management Corporation, Grand Canyon Education, Inc., ITT Educational Services, Kaplan (a division of the Washington Post Company) and Strayer Education. We also compete with a number of privately held, proprietary and non-profit postsecondary institutions. In addition, there is growing competition from online programs across postsecondary education institutions, including proprietary publicly traded and privately held institutions, as well as non-profit institutions.

Our domestic postsecondary institutions are subject to significant regulations. The Higher Education Act, as reauthorized, and the related regulations govern all higher education institutions participating in Title IV financial aid programs, and provide for a regulatory triad by mandating specific regulatory responsibilities for each of the following:

•	The accrediting agencies recognized by the U.S. Department of Education (“ED” or “the Department”);

•	The federal government through ED; and

•	State higher education regulatory bodies.

Recently, extensive and more complex ED regulations governing our institutions as well as others in the domestic postsecondary education industry have been enacted. These new regulations, as well as an increased focus by the U.S. Congress on the role that proprietary educational institutions play in higher education, may cause increased competition across the industry as well as contribute to changes in business operating strategies.

BUSINESS AND OPERATING STRATEGY

We believe that to compete successfully in today’s demanding economy, individuals benefit significantly from a solid education that provides them with the foundation of knowledge and skills they can use in the workplace and to build meaningful careers. Our goal is to be an effective, efficient and trustworthy adult educator, leading in quality instruction and the application of technology to learning.

Our strategic plan is aimed at addressing both the near-term demands within the environment in which we operate while ensuring that we continue to build the capabilities necessary to deliver sustainable long-term growth. We will focus our efforts on three imperatives:

Resolve Current Challenges

As we enter 2012, our ability to implement growth initiatives will be limited by constraints currently imposed by certain of our accreditors, and by prospective changes necessary to comply with the Department of Education’s 90-10 Rule regulations, which are discussed later in this Business section. As a result, a core part of our strategy is to ensure all necessary actions are being taken to address these constraints.

Simplify the Organization

We operate in a competitive and highly regulated industry. Our ability to effectively compete over the long-term will require us to become more efficient and consistent in the delivery of educational content across our institutions. We have historically capitalized on shared services efforts to increase efficiencies and effectiveness in school support functions. As we move forward, we need to seek to improve the alignment of our campus operations and leverage best practices across all of our institutions.

Differentiate for Advantage

Through investment in leading edge technology, pedagogical resources and branding initiatives, we will seek to differentiate our institutions. Providing enhanced learning outcomes through innovative educational experiences will be central to this initiative. Strongly supporting a more limited number of brands is also a core initiative, enabling us to further differentiate our institutions’ offerings from those of our competitors. We believe that our award winning information technology architecture provides a key differentiator from other postsecondary institutions. Through our proprietary virtual campus, we have the ability to provide unique online and blended learning environments.

These three imperatives are rooted in the overarching mission of putting our students first.

Our operating divisions, schools and campuses are summarized in the following table:

School and Campus Locations	Website
AMERICAN INTERCONTINENTAL UNIVERSITY (“AIU”):	www.aiuniv.edu
AIU Online, Schaumburg, IL	www.aiuonline.edu
AIU Atlanta, Atlanta, GA
AIU Houston, Houston, TX
AIU London, London, England
AIU South Florida, Weston, FL

ART & DESIGN:
Brooks Institute, Santa Barbara and Ventura, CA(1)	www.brooks.edu

Collins College, Phoenix, AZ	www.collinscollege.edu

Harrington College of Design, Chicago, IL	www.interiordesign.edu

International Academy of Design & Technology (“IADT”)	www.iadt.edu
IADT-Chicago, Chicago, IL and Everblue Training Institute, Huntersville, NC(1)	www.everblue.edu
IADT-Detroit, Troy, MI
IADT-Las Vegas, Henderson, NV
IADT-Nashville, Nashville, TN
IADT-Online, Tampa, FL
IADT-Orlando, Orlando, FL
IADT-Sacramento, Sacramento, CA
IADT-San Antonio, San Antonio, TX
IADT-Schaumburg, Schaumburg, IL
IADT-Seattle, Seattle, WA
IADT-Tampa, Tampa, FL

COLORADO TECHNICAL UNIVERSITY (“CTU”):	www.coloradotech.edu
CTU Colorado Springs, Colorado Springs and Pueblo, CO(1)
CTU Denver, Denver and Westminster, CO(1)
CTU Kansas City, North Kansas City, MO
CTU Online, Colorado Springs, CO
CTU Sioux Falls, Sioux Falls, SD

CULINARY ARTS:
California Culinary Academy, San Francisco, CA	www.chefs.edu

Le Cordon Bleu College (or Institute) of Culinary Arts (“LCB”)	www.chefs.edu
LCB-Atlanta, Tucker, GA
LCB-Austin, Austin, TX
LCB-Boston, Cambridge, MA
LCB-Chicago, Chicago, IL

School and Campus Locations	Website
CULINARY ARTS (Cont):
LCB-Dallas, Dallas, TX
LCB-Las Vegas, Las Vegas, NV
LCB-Los Angeles, Pasadena and Hollywood, CA(1)
LCB-Miami, Miramar, FL
LCB-Minneapolis/St. Paul, Mendota Heights, MN
LCB Orlando, Orlando, FL
LCB Pittsburgh, Pittsburgh, PA
LCB-Portland, Portland, OR
LCB-Sacramento, Sacramento, CA
LCB-Scottsdale (includes Online), Scottsdale, AZ
LCB-Seattle, Seattle, WA
LCB-St. Louis, St. Peters, MO

HEALTH EDUCATION:
Briarcliffe College	www.briarcliffe.edu
Briarcliffe College, Bethpage (includes Online) and Queens, NY(1)
Briarcliffe College, Patchogue, NY

Brown College, Mendota Heights and Brooklyn Center, MN	www.browncollege.edu

Missouri College, Brentwood, MO	www.missouricollege.edu

Sanford-Brown College (“SBC”)	www.sanford-brown.edu
SBC-Atlanta, Atlanta, GA
SBC-Boston, Boston, MA
SBC-Cleveland, Middleburg Heights, OH
SBC-Collinsville, Collinsville, IL
SBC-Columbus, Columbus, OH
SBC-Dallas, Dallas, TX
SBC-Dearborn, Dearborn, MI
SBC-Farmington, Farmington, CT
SBC-Fenton, Fenton, MO
SBC-Grand Rapids, Grand Rapids, MI
SBC-Hazelwood, Hazelwood, MO
SBC-Hillside, Hillside, IL
SBC-Houston, Houston, TX
SBC-Houston North Loop, Houston, TX
SBC-Indianapolis, Indianapolis, IN
SBC-Milwaukee, West Allis, WI
SBC-Phoenix, Phoenix, AZ
SBC-Portland, Portland, OR
SBC-San Antonio, San Antonio, TX
SBC-Skokie, Skokie, IL
SBC-St. Peters, St. Peters, MO
SBC-Tinley Park, Tinley Park, IL
SBC-Tysons Corner, McLean, VA

School and Campus Locations	Website
HEALTH EDUCATION (Cont):
Sanford-Brown Institute (“SBI”)	www.sanford-brown.edu
SBI-Austin, Austin, TX
SBI-Cranston, Cranston, RI
SBI-Ft. Lauderdale, Ft. Lauderdale, FL
SBI-Garden City, Garden City, NY
SBI-Iselin, Iselin, NJ
SBI-Jacksonville, Jacksonville, FL
SBI-Landover, Landover, MD
SBI-New York, New York, NY
SBI-Orlando, Orlando, FL
SBI-Pittsburgh, Pittsburgh, PA
SBI-Tampa, Tampa, FL
SBI-Trevose, Trevose, PA
SBI-White Plains, White Plains, NY
SBI-Wilkins Township, Pittsburgh, PA

SBI Campus—an affiliate of Sanford-Brown	www.sanford-brown.edu
Melville, NY

INTERNATIONAL:
INSEEC Group	www.inseec-france.com
CEFIRE, Paris, France
ECE, Bordeaux and Lyon, France
INSEEC, Bordeaux and Paris, France
MBA Institute, Paris, France
Sup de Pub, Paris, Lyon and Bordeaux, France
Sup Sante, Paris and Lyon, France

International University of Monaco,	www.monaco.edu
Monte-Carlo, Principality of Monaco

(1)	The first location listed represents the school’s main campus location and the second location listed represents a satellite campus of the school. We define a satellite campus as a separate location of a main or branch campus that is in reasonable geographic proximity to, and/or is managed by, the related main or branch campus. Satellite campuses are not included in our campus count.

Student Recruitment and Admissions

Our schools seek highly motivated, career-oriented students with both the desire and ability to complete their academic programs of choice. To promote interest among potential students, each of our schools engages in a wide variety of marketing activities. Each of our U.S. campuses has an admissions office whose staff is responsible for interacting with individuals interested in enrolling at the campuses. Admissions representatives serve as prospective students’ primary contacts, providing information to help them make informed enrollment decisions and assisting them with the completion of the enrollment process. As of December 31, 2011, our domestic schools employed 2,058 admissions representatives serving both current and potential students.

We seek to increase enrollment at each of our schools through marketing programs designed to maximize each campus’ opportunity to serve a broad section of the potential student population. The geographic scope of the marketing programs as well as the media deployed varies by school and location. The following table represents our estimated percentage of domestic new student starts generated by student interest from various marketing sources during the years ended December 31, 2011, 2010 and 2009:

	Domestic New Student Starts by Source Year Ended December 31,
	2011	2010	2009
Internet	71%	71%	70%
Referrals	16%	16%	15%
Television and print	8%	9%	10%
Other	5%	4%	5%

The admissions and entrance processes of each of our schools are intended to identify students who are equipped to meet the requirements of their chosen program of study. We believe that a success-oriented student body ultimately results in higher student retention and post-graduation employment rates, increased student and employer satisfaction, and lower default rates on government loans utilized by the student. Generally, to be qualified for admission to one of our schools, an applicant must have received a high school diploma or a recognized equivalent, such as a General Education Development certificate. Many of our programs may also require applicants to meet other admissions requirements, such as obtaining certain minimum scores on assessment examinations.

Student Academics

We believe learning outcomes and career readiness are attained by our students as a result of the Company providing a quality learning experience. Those learning experiences are characterized by career-oriented curriculum, engaging instructional delivery, qualified faculty and accessible student support services. As a result, more than 550,000 students have graduated from CEC schools as of December 31, 2011.

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

Construction of a virtual classroom that engages online students with their instructor, their peers and the content is critical to the achievement of student learning outcomes. CEC’s online instructional delivery is accomplished utilizing an innovative, student-focused learning management system. While online content delivery is very common today, CEC’s course content delivery system, M.U.S.E. (My Unique Student Experience), has several features that make it distinctive in the education marketplace. Designed around the students, M.U.S.E. can be a rich, engaging student experience. M.U.S.E. is distinctive and represents an innovative online method of delivering content that includes the following capabilities:

•	presents various methods to support multiple learning styles, so students can choose their own learning method and engage in content that best meets their learning styles;

•	allows students to apply a filter to course content for a specific unit, so students can determine their choice of learning objects based on their preferred learning style;

•	blends learning styles with topical-based content in a nonlinear mode that allows students to choose the order and depth of topics to study;

•

integrates several key web experiences and closely mimics the student daily experience, which allows for intuitive student use and certain features such as learning objects that allow the student to stay focused on the larger task; and

•

allows the student to reference the content more efficiently with increased mobility within the content delivery system and the ability to search topics to assist with completion of assessment activities.

Our Simpro Virtual Trainer is a highly interactive tool for students to learn, practice and perfect cognitive and clinical procedure skills. Cognitive skills, such as knowledge, recall, analytical thinking, decision making and judgment, are often difficult to develop. Simpro Virtual Trainer was designed to be a cognitive simulator that breaks down each clinical procedure into its component steps, enabling the student to use this innovative software to learn how to perform each step in the correct order, at the correct time, with the correct hand, using the correct instrument, applied to the correct anatomical structure. Simpro Virtual Trainer combines the following four types of media to engage and teach students:

•	rich descriptive text—with hyperlinks that users can simply click on to reference material and information;

•	interactive 3-D anatomy where images are specific to the procedure, helping to give students a more detailed look and familiarity with the human anatomy;

•	video descriptions of each procedure narrated by a medical expert; and

•	virtual reality simulations, where students utilize learning and testing modes.

Simpro Virtual Trainer provides diagnostic medical sonography, cardiovascular, radiography and medical assisting students with computer-based opportunities to practice their skills and knowledge prior to entering clinical experiences, reducing the time needed in the clinical training environment.

Sanford-Brown partners with Pegasus Lectures Inc. as a means of reinforcing student engagement with the content. Pegasus Lectures provides continuing medical education for physicians, practicing sonographers and beginning students of ultrasound sonography for the purpose of exam preparation. As a result of this partnership, Sanford-Brown students have access to Pegasus exam preparatory review materials that are easily integrated into the curriculum.

Sanford-Brown demonstrates CEC’s commitment to the engagement of the learner by introducing a new student experience through a virtual health laboratory. Working with software that medical billing and coding professionals use in the workplace, the virtual health laboratory experience provides the student with:

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

Faculty

CEC employs approximately 6,400 appropriately credentialed, geographically disbursed, full-time and adjunct faculty who are responsible for facilitating learning in our lecture halls, kitchens, labs, studios and virtual classrooms. Our faculty are hired, assigned, developed and evaluated in compliance with state, institutional accreditation and programmatic accreditation standards. Generally, all schools require the instructor to have a degree at least one level higher than the level of course being taught plus teaching and/or industry experience. General Education faculty members must possess a master’s degree. The average tenure of a CEC faculty member is 3.3 years.

Faculty Competencies

With the input of faculty and academic leadership across each of our strategic business units, we have developed a set of ten instructor competencies. These competencies provide the basis for faculty recruitment, hiring, orientation, evaluation and development. The competencies apply to all instructors, regardless of content area, instructional platform (ground or online) and employment status (full-time, part-time, adjunct). Faculty hired by any CEC institution are expected to demonstrate proficiency in each of the following competencies:

•	communication;

•	assessment of student learning;

•	instructional methodology (pedagogy);

•	subject matter expertise;

•	utilization of technology to enhance teaching and learning;

•	acknowledgement and accommodation of diversity in learners;

•	student engagement;

•	promotion of active student learning;

•	compliance with policy; and

•	demonstration of scholarship.

Faculty employed by CEC institutions demonstrate scholarship in a variety of ways. They may elect to publish a paper or to make a presentation at a conference. Equally important, they may exhibit a painting or a photograph in a gallery, develop a video game or enter a cooking competition. Faculty are encouraged to demonstrate scholarship in a manner that models reflection upon and refinement of their knowledge and expertise within the institution and the larger community.

As a result of self-assessment, student evaluations and classroom observations, faculty identify those competencies where they have an opportunity to improve. Instructors engage in faculty development activities to address these growth opportunities.

Faculty Development

Instructors are required to engage in faculty development activities each year as part of the continuous improvement process. CEC has contracted with MaxKnowledge to provide online and ground instructor access to online faculty modules located within the Center for Excellence in Education (“CEE”). CEE provides faculty with interactive content in areas such as teaching methodology, instructional practice, classroom management, outcomes assessment and student retention in an asynchronous format that provides the opportunity for interaction with a facilitator and other instructors. Each module requires approximately four hours of engagement by the faculty member. Instructors may enroll in up to three online courses per subscription year. In 2011, a total of 5,760 CEE courses were completed by CEC faculty.

The Educator of the Year program celebrated its eleventh year in 2011. The Educator of the Year program is designed to recognize teaching as the essence of CEC’s mission and celebrates the impact that CEC faculty have upon their students through efforts in four specific categories:

•	instruction;

•	student support;

•	academic leadership; and

•	community service or partnership.

A rigorous internal and external review process culminates in the identification of Educator of the Year finalists and one Educator of the Year is nationally recognized in each of the four categories.

CEC believes that by developing and recognizing our faculty, we are enriching not only the faculty members’ skills, but also the educational experience of our students.

Additionally, each institution provides in-services as a means to support and improve instructional practice. For example, in 2012, instructors who have formerly been acknowledged as “Educator of the Year” will serve as speakers in a series of web presentations accessible by all CEC faculty.

Student Support Services

CEC has historically served a diverse student population. Our students represent a broad range of educational and employment experience, contributing to their college-level readiness.

Beginning in 2011, our domestic schools expanded the use of testing strategies to assess student readiness to engage in college-level work. For those students who are admitted to an institution, but demonstrate that they may encounter academic challenges, developmental support is provided.

Although faculty members will always serve as the primary point of contact, students may also engage the assistance of tutors and academic advisors for assistance. Students have access to technical support 24 hours each day/seven days each week.

Commencing in 2011, the IADT campuses, along with Collins College, instituted a new policy that required those students without a minimum of 12 credit hours, or a minimum ACT or SAT score, to take an entrance assessment. In all programs, a minimum score on the entrance assessment was required for admission for those students who did not meet the credit hour, ACT or SAT thresholds. Effective January 2012, students that wish to enroll in a fashion design program must submit a portfolio or collection of work to be reviewed for determination of eligibility for acceptance for enrollment. Additionally, the minimum entrance assessment score threshold was raised for some programs.

At the same time that these entrance requirements were instituted, the IADT ground campuses, as well as Collins College and AIU, implemented the use of MyFoundationsLab to assist students needing academic support. Learning resource center operations were aligned to ensure that students had access to campus-based resources as well as online resources. Additionally, the academic advising model was restructured to provide all students with access to full-time academic advisors rather than rotating faculty advisors.

In 2011, AIU and CTU implemented the Student Orientation and Academic Readiness (“SOAR”) program, which identifies students who may not be prepared for the rigor of college studies. First-time college students at the online campuses of AIU and CTU are required to take a five-week, college level course designed to develop the knowledge and skills required for successful engagement in postsecondary studies. This course also identifies students who may need individual assistance or academic development. Students unprepared for college-level work are dismissed without a grade, are not counted in the institution’s enrollment metrics and incur no tuition for the course.

In 2012, in accordance with CEC’s alignment with the Standards of Responsible Conduct created by the Foundation for Educational Success, all CEC institutions will offer new undergraduate students initially enrolling in a program of study, a trial or refund period, an orientation, or a combination of both so that the students are ready to undertake their programs, described as a “readiness opportunity,” that will be 21 days in length. If at any time during or at the conclusion of the readiness opportunity, the student withdraws, or if where required by the adherent institution the student fails to demonstrate he or she is prepared for college-level studies or to confirm his or her intent to continue enrollment, then the student will do so without incurring any tuition related expenses or debt. Students shall not incur program charges or receive Title IV assistance until they confirm that they wish to become an officially enrolled student. As part of its planning process, CEC is currently evaluating whether certain students with prior credit at other institutions will be eligible for the readiness opportunity due to their prior higher education experience.

Ground and online students have access to the Cybrary, a collection of electronic resources that has been developed to support the curriculum offered by each of the CEC institutions. The Cybrary includes, but is not limited to:

•	Academic Search Premier—scholarly collection of 4,600 titles;

•	Art & Architecture Complete—research collection for study of art and architecture with 330 periodicals, 215 books and 64,000 images;

•	Art Museum Image Gallery—collection of 165,000 art images including fine and decorative arts, paintings, sculptures, photographs, textiles, costumes, jewelry and furniture;

•	Berg Fashion Library—integrated text and image content with 5,000 images and 160 e-books;

•	Business Source Premier—coverage of all business disciplines including marketing, management, accounting, finance and economics in over 4,000 journals;

•	CINAHLL Plus—comprehensive nursing and allied health research database with more than 750 journals and 240 books;

•	Credo Reference—world’s largest online reference service with 2,000 encyclopedias, dictionaries and reference books;

•	ERIC—Educational Resource Information Center provides access to 32,000 resources;

•	Hospitality & Tourism Complete—collection of 828,000 records related to hospitality and tourism;

•	National Newspapers—Online access to 10 national newspapers including The New York Times, Wall Street Journal and Chicago Tribune;

•	Nursing Reference Center—provides clinical resources to nurses and health care professionals in 5,000 full-text documents;

•	Safari Books Online—provision of 7,000 e-books in business and technology; and

•	Scientific & Medical Art Imagebase—collection of 18,500 high quality illustrations depicting anatomy, physiology, surgery, diseases, etc.

All students access the Cybrary through their student portal. In 2011, we acquired a new discovery service platform that allows all resources—both electronic and local print resources—to be searchable through one interface. As a result, students may access resources more effectively and efficiently; additionally, more accurate resource utilization data can be generated and monitored.

Online students have access to online reference librarians 80 hours each week. Students can access support from the online librarians through instant messaging, telephone or email. In 2011, we piloted the provision of online reference support to students attending Le Cordon Bleu ground-based campuses. A limited number of Sanford-Brown campuses began to pilot online reference support at the end of 2011. In 2011, the online reference librarians conducted 25,300 reference interactions with CEC students.

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

As of January 31, 2012, we employed approximately 318 individuals in the career services departments of our campuses. As part of our overriding mission of putting students first, during 2012, we plan to increase the number of career services personnel dedicated to helping our graduates obtain employment. In addition to our career services personnel, we employ many externship coordinators who help students obtain externships that prepare them to compete in the employment market.

Student Retention

CEC continually emphasizes the importance of student retention at each of our schools. As is the case at any postsecondary educational institution, a portion of our students fail to complete their academic programs for a variety of academic, financial or personal reasons. In addition to the personal gain for students, our experience indicates that increases in our revenue and profitability can be achieved through improvements in student retention rates. Furthermore, the costs to our schools of retaining current students are generally much less than the expense of the marketing efforts associated with attracting new students. Our schools’ consolidated retention rates for the years ended December 31, 2011, 2010 and 2009 were approximately 63.0%, 66.6% and 69.6%, respectively. These rates were determined in accordance with the standards set forth by the Accrediting Council for Independent Colleges and Schools (“ACICS”) to provide a common formula for all our schools regardless of their accreditor.

In 2011, CEC elected to participate in an industry study of retention, undertaken by the Parthenon Group, in an attempt to determine retention performance for different sub-groups of CEC students, compared with comparable institutions, and to identify actions taken by schools that resulted in improved student retention. CEC joined a number of other proprietary school groups in this study that encompassed the review of two million student records and 100 staff interviews. For purposes of this study, success was defined as either graduated or still enrolled in classes within a 365 day window; all other outcomes were considered to be a “drop.” With the exception of certificate and diploma programs, in general, students enrolled in programs awarding a higher credential demonstrated better persistence when compared with students enrolled in programs awarding a less advanced credential. Ground students in the study, across the industry, demonstrated better persistence than online students. As a result of the data provided by this study, each of our institutions is revising current strategies to support student persistence.

Seasonality

Our domestic quarterly revenues and income do not fluctuate significantly from quarter to quarter. The pattern of student enrollments can affect quarterly revenues and income, although historically we have not experienced significant fluctuations. Certain programs offered by some of our schools include summer breaks; most notably our campuses within our International segment. To the extent our International segment increases its revenues or comprises a greater percent of the total company, the seasonality impact may increase. Operating costs for our schools generally do not fluctuate significantly on a quarterly basis. Revenues, operating income and net income by quarter for each of the past two fiscal years are included in Note 19 “Quarterly Financial Summary” of the notes to our consolidated financial statements.

Employees

As of December 31, 2011, we had a total of 14,602 employees, including 1,500 students employed on a part-time basis at certain of our schools, as follows:

	Full-time Non-student Employees	Part-time Non-student Employees	Part-time Student Employees	Full-time Faculty	Part-time Faculty	Total
Corporate	1,337	36	7	—	6	1,386
Continuing operations	5,156	159	1,493	1,145	5,263	13,216

Total	6,493	195	1,500	1,145	5,269	14,602

Student Population

Our student population for our continuing operations as of December 31, 2011 and 2010 was 99,000 students and 114,800 students, respectively. Included in total student population for our continuing operations as of December 31, 2011 and 2010 were 37,000 students and 44,500 students, respectively, enrolled in our fully-online academic programs. Related student population demographic information as of December 31, 2011 and 2010 was as follows:

Student Population by Age Group

	As a Percentage of Total Student Population as of December 31,
	2011	2010
Under 21	15%	16%
21 to 30	42%	42%
Over 30	43%	42%

Student Population by Core Curricula

	As a Percentage of Total Student Population as of December 31,
	2011	2010
Business Studies	43%	50%
Health Education	27%	22%
Visual Communications and Design Technologies	12%	13%
Culinary Arts	13%	11%
Information Technology	5%	4%

Student Population by Degree Granting Program

	As a Percentage of Total Student Population as of December 31,
	2011	2010
Doctoral, Master’s, Bachelor’s Degree	48%	37%
Associate Degree	26%	42%
Certificate	26%	21%

ACCREDITATION

In the United States, accreditation is a process through which an institution submits itself to qualitative review by an organization of peer institutions. Accrediting agencies primarily examine the academic quality of the instructional programs of an institution, and a grant of accreditation is generally viewed as confirmation that an institution’s programs meet generally accepted academic standards. Accrediting agencies also review the administrative and financial operations of the institutions they accredit to ensure that each institution has the resources to perform its educational mission.

Pursuant to provisions of the Higher Education Act of 1965, as reauthorized (“HEA”), ED relies on accrediting agencies to determine whether institutions’ educational programs qualify the institutions to participate in federal financial aid programs under Title IV of the HEA. The HEA and its implementing regulations specify certain standards that all recognized accrediting agencies must adopt in connection with their review of postsecondary institutions. All of our U.S. campuses are accredited by accrediting agencies recognized by ED.

A listing of our U.S.-accredited schools, including all main and additional (branch) campus locations for regulatory purposes and relevant accreditation information is provided in the following table:

ACCREDITATION TABLE

School, Main Campus Location (Additional locations as defined by accreditors are in parentheses)	Accreditor(1)	Year of Accreditation Expiration(2)
American InterContinental University
Schaumburg, IL (Online) (Atlanta, GA; Weston, FL; Houston, TX; London, England)	HLC	2014

Briarcliffe College, Inc.
Bethpage, NY (Patchogue, NY)	MSA	2011	(3)

Brooks Institute
Santa Barbara, CA	ACICS	2016

Brown College
Mendota Heights, MN (Brooklyn Center, MN)(5)	ACCSC	2012	(4)

California Culinary Academy
San Francisco, CA	ACCSC/ACICS	2015

Colorado Technical University
Colorado Springs, CO (Denver, CO; North Kansas City, MO; Sioux Falls, SD; Online)	HLC	2012

Harrington College of Design
Chicago, IL	HLC	2015

School, Main Campus Location (Additional locations as defined by accreditors are in parentheses)	Accreditor(1)	Year of Accreditation Expiration(2)
International Academy of Design & Technology
Chicago, IL (Troy, MI; Schaumburg, IL; Nashville, TN; Collins College, Phoenix, AZ)	ACICS	2012
Tampa, FL (Orlando, FL; Henderson, NV; Sacramento, CA; San Antonio, TX; Seattle, WA; Online; Le Cordon Bleu College of Culinary Arts, Orlando, FL; Sanford-Brown College, Portland, OR)	ACICS	2014

Le Cordon Bleu College of Culinary Arts
Austin, TX (Dallas, TX; Sacramento, CA; Seattle, WA; and St. Peters, MO; Sanford-Brown College, Collinsville, IL and Hazelwood, MO)	ACICS	2017
Pasadena, CA (Hollywood, CA; Sanford-Brown College, Dearborn, MI; Grand Rapids, MI; Hillside, IL; Indianapolis, IN; Phoenix, AZ; Tinley Park, IL, and Skokie, IL; Sanford-Brown Institute, Orlando, FL)	ACICS	2012
Portland, OR (Tucker, GA; Mendota Heights, MN)	ACICS	2014
Scottsdale, AZ (includes Online) (Las Vegas, NV)	ACCSC/ACICS	2015

Le Cordon Bleu College of Culinary Arts in Chicago
Chicago, IL	HLC	2018

Le Cordon Bleu Institute of Culinary Arts
Pittsburgh, PA (Le Cordon Bleu College of Culinary Arts, Inc., a private two year college (Cambridge, MA); Le Cordon Bleu College of Culinary Arts, Miramar, FL)(7)	ACCSC	2015	(6)

Missouri College
Brentwood, MO	ACICS	2014

Sanford-Brown College
Atlanta, GA (Columbus, OH; Houston, TX; Houston/North Loop, TX; and Middleburg Heights, OH; Sanford-Brown Institute, Austin, TX; Ft. Lauderdale, FL; Landover, MD; New York, NY; and Trevose, PA)	ACICS	2014
Boston, MA (Sanford-Brown College, Inc., a private two-year college)	ACICS	2014
Dallas, TX (San Antonio, TX; Sanford-Brown Institute, Garden City, NY)	ACICS	2013
Farmington, CT	ACICS	2011	(3)
Fenton, MO (St. Peters, MO)	ACICS	2017
McLean, VA	ACICS	2015

Sanford-Brown Institute
Jacksonville, FL (Iselin, NJ; Tampa, FL; Sanford-Brown College, West Allis, WI)	ACICS	2011	(3)
Pittsburgh, PA (Wilkins Township, PA)(5)	ACCSC	2014
White Plains, NY	ACICS	2013

SBI Campus—an Affiliate of Sanford-Brown
Melville, NY (Sanford-Brown Institute, Cranston, RI)	ACICS	2014

(1)	Below is a key to the accreditation abbreviations used in the table:
a.	ACCSC—Accrediting Commission of Career Schools and Colleges
b.	ACICS—Accrediting Council for Independent Colleges and Schools
c.	MSA—Middle States Association of Colleges and Schools, Commission on Higher Education
d.	HLC—North Central Association of Colleges and Schools, Higher Learning Commission
(2)	Status as of February 13, 2012. Institutions seek renewal of accreditation during the year noted.
(3)	Accreditation has been extended while the institution completes the reaccreditation process.
(4)	Accreditation for the Brooklyn Center branch campus expires in 2015.
(5)	These campuses are also accredited by ACICS as additional locations of IADT Tampa as part of a campus consolidation project which is underway.

(6)	Accreditation for the Miramar branch campus expired in 2011 and has been extended while the institution completes the reaccreditation process.
(7)	The Cambridge and Miramar campuses are also accredited by ACICS as additional locations of IADT Tampa as part of a campus consolidation project which is underway.

Programmatic accreditation, while not a sufficient basis for institutional Title IV Program certification by ED, assists graduates to practice or otherwise secure appropriate employment in their chosen field and has been granted by the following accrediting agencies with respect to the following individual programs taught at certain of our campuses:

PROGRAMMATIC ACCREDITATION TABLE

Accrediting Body	Campus	Program Accredited
Accreditation Council for Business Schools and Programs	American InterContinental University, Atlanta, Schaumburg (Online), Houston, London and Weston	Business programs

Accreditation Council for Occupational Therapy Education	Sanford-Brown College, Hazelwood	Occupational therapy assistant

Accreditation Board for Engineering and Technology	Colorado Technical University, Colorado Springs	Engineering

Accrediting Bureau of Health Education Schools	Brown College, Brooklyn Center and Mendota Heights; Colorado Technical University, North Kansas City; Missouri College; Sanford-Brown College, Atlanta, Boston, Collinsville, Dallas, Dearborn, Farmington, Fenton, Grand Rapids, Hazelwood, Hillside, Houston, Houston North, Indianapolis, McLean, Middleburg Heights, Phoenix, San Antonio, Skokie, St. Peters, Tinley Park, and West Allis; Sanford-Brown Institute, Cranston, Ft. Lauderdale, Garden City, Iselin, Jacksonville, Landover, New York, Orlando, Pittsburgh, Tampa, Trevose, White Plains and Wilkins Township; SBI Campus—an affiliate of Sanford-Brown, Melville	Medical assistant

Accrediting Bureau of Health Education Schools	Sanford-Brown College, Dallas, Houston, Houston North, and St. Peters; Sanford-Brown Institute, Ft. Lauderdale, Iselin, and Jacksonville	Surgical technology

Accrediting Body	Campus	Program Accredited

American Culinary Federation Education Institute	California Culinary Academy; Le Cordon Bleu College of Culinary Arts, Austin, Las Vegas, Mendota Heights, Miramar, Orlando, Pasadena, Portland, Scottsdale, and Tucker; Le Cordon Bleu College of Culinary Arts in Chicago; Le Cordon Bleu Institute of Culinary Arts (Pittsburgh)	Culinary arts

American Culinary Federation Education Institute	Le Cordon Bleu College of Culinary Arts, Mendota Heights, Miramar, Orlando, Pasadena, Portland and Scottsdale; Le Cordon Bleu College of Culinary Arts in Chicago; Le Cordon Bleu Institute of Culinary Arts, Pittsburgh	Pastry and baking

American Dental Association Commission on Dental Accreditation	Missouri College; Sanford-Brown College, Dallas; Sanford-Brown Institute, Ft. Lauderdale, Jacksonville, and Orlando	Dental assisting

American Dental Association Commission on Dental Accreditation	Briarcliffe College; Missouri College	Dental hygiene program

The American Society of Anesthesia Technologists and Technicians	Sanford-Brown Institute, Pittsburgh	Anesthesia technology

American Society of Health Systems Pharmacists	Sanford-Brown College, Dallas, Houston, Houston North, and Middleburg Heights; Sanford-Brown Institute, Ft. Lauderdale, Garden City, Iselin, Jacksonville, New York, Tampa, and Wilkins Township	Pharmacy technician

American Veterinary Medical Association	Sanford-Brown College, Fenton and St. Peters; Sanford-Brown Institute, Ft. Lauderdale, Jacksonville, and Pittsburgh	Veterinary technology

CAAHEP-Curriculum Review Board of the American Association of Medical Assistants Endowment	Colorado Technical University, Sioux Falls	Medical assistant

CAAHEP-Accreditation Review Committee on Education in Surgical Technology and Surgical Assisting	Colorado Technical University, North Kansas City and Pueblo; Sanford-Brown College, Dallas, Houston, and Houston North; Sanford-Brown Institute, Iselin, and Wilkins Township	Surgical technology

Accrediting Body	Campus	Program Accredited
CAAHEP—Committee on Accreditation for Polysomnographic Technologist Education	Sanford-Brown College, Fenton	Polysomnographic technology

CAAHEP—Joint Review Committee on Education in Cardiovascular Technology	Sanford-Brown College, Dallas and Middleburg Heights; Sanford-Brown Institute, Ft. Lauderdale	Cardiovascular Sonography

CAAHEP-Joint Review Committee on Education in Diagnostic Medical Sonography	Sanford-Brown College, Atlanta, Dallas, Fenton, Houston and Middleburg Heights; Sanford-Brown Institute, Ft. Lauderdale, Garden City, Iselin, Landover, New York, Pittsburgh and White Plains	Diagnostic medical sonography

Committee on Accreditation for Respiratory Care	Sanford-Brown College, Fenton; Sanford-Brown Institute, Wilkins Township	Respiratory therapy

Council for Interior Design Accreditation	American InterContinental University, Atlanta; Harrington College of Design; IADT Chicago, Tampa and Troy	Interior design

Joint Review Commission on Education in Radiologic Technology	Colorado Technical University, North Kansas City; Sanford-Brown College, Fenton, Houston North, Middleburg Heights, and West Allis; Sanford-Brown Institute, Pittsburgh	Radiologic technology

National Accrediting Agency for Clinical Laboratory Sciences	Sanford-Brown College, Houston	Medical laboratory technician

National Court Reporters Association	Colorado Technical University, Sioux Falls	Court reporting

On November 14, 2011, the Company received a letter from ACICS directing the Company, on behalf of certain of its ACICS-accredited institutions in the Health Education and Art & Design segments, to show-cause at ACICS’ December 2011 meeting. The show-cause directive relates to the adequacy of the administrative practices and controls relative to the Company’s reporting of placement rates to ACICS. CEC representatives appeared before ACICS on December 7, 2011 and reviewed, among other things, the procedures the Company has implemented to ensure the accurate determination and reporting of placement rates.

In the second half of 2011, the Company adopted a number of additional policies and procedures surrounding its schools’ determination and reporting of placement rates. These additional measures include changes in career services personnel, including the creation of a new Director of Career Services Compliance position. The Company also has adopted a new career services policy manual that contains additional direction and clarification surrounding placement determination criteria. The manual also includes new procedures regarding the verification and documentation of graduate placements. Additionally, in the fourth quarter of 2011, we began to utilize the services of an independent third party to provide placement re-verification services to further audit placement activity. These measures are designed to provide greater consistency and accountability with respect to the placement determination practices across all of the Company’s domestic campuses.

In addition to the foregoing, the Company is increasing the number of career services personnel dedicated to helping student graduates obtain employment. The Company has also begun to limit enrollments or teach-out certain programs for which graduate employment opportunities may not be as readily available as other programs.

On December 13, 2011, ACICS advised the Company that it decided to defer further action on its show-cause directive until its next regularly scheduled meeting in April 2012. The directive applied to all CEC schools accredited by ACICS, including the ACICS-accredited institutions in the Health Education, Art & Design and Culinary Arts segments. ACICS acknowledged the efforts CEC had implemented to address concerns related to the verification of placement data, but seeks confirmation that the efforts will continue for a sustained period of time and be implemented at all campuses accredited by the agency. ACICS has requested that the Company provide certain additional information to ACICS in advance of the April 2012 meeting. While the show-cause directive is in effect, ACICS will not accept any applications for new programs or the initiation of additional locations or campus additions. The Company is assembling the requested information and representatives of the Company plan to appear before ACICS at the April 2012 meeting.

According to ACICS Accreditation Criteria, a show-cause directive is not a negative or conditioning action. Rather, it is issued to an institution for it to come forward and demonstrate that a negative or conditioning action should not be taken. The Company cannot predict the outcome or duration of this matter with certainty. Since accreditation is required for an institution to remain eligible to participate in the federal student financial aid programs, the failure by the Company to satisfactorily resolve the show-cause directive could have a material adverse effect on the Company’s business, reputation, financial position, cash flows and results of operations.

In addition to publicly reporting its finding of certain placement determination practices at selected Health Education and Art & Design segment schools, the Company has informed state regulators and other programmatic and institutional accreditors of the ACICS show-cause directive and expects to continue to receive requests for information and to provide updates regarding the placement determination practices and the status of the ACICS show-cause directive. To date, the Company and its institutions have responded to information requests from ED, Accrediting Commission of Career Schools and Colleges (“ACCSC”), Higher Learning Commission of the North Central Association of Colleges and Schools (“HLC”), Accrediting Bureau of Health Education Schools (“ABHES”), State of Pennsylvania Department Education Division of Higher and Career Education (“PADOE”), Arizona State Board for Private Postsecondary Education (“BPPE”) and Florida Commission for Independent Education. We cannot predict the outcome of these matters, and any unfavorable outcomes could have a material adverse effect on our business, results of operations, cash flows and financial position.

State Authorization and Accreditation Agencies

To be certified to participate in Title IV Programs by ED, an institution must be authorized to offer its programs of instruction by the relevant education agencies of the state in which it is located and accredited by an accrediting agency recognized by ED.

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

State licensing agencies are responsible for the oversight of educational institutions, and continued approval by such agencies is necessary for an institution to operate and grant degrees, diplomas, or certificates to its students. Moreover, under the HEA, approval by such agencies is necessary to maintain eligibility to participate in Title IV Programs. As a result, we are subject to extensive regulation in each of the states in which our schools are located, and in certain other states in which our schools operate or recruit students. Currently, each of our U.S. campuses is authorized by the states in which it is located.

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

On October 29, 2010, ED issued final regulations pertaining to certain aspects of the administration of the Title IV Programs, including, but not limited to, state authorization. The October 29, 2010 regulations require, among other things, that an institution offering distance learning or online programs secure the approval of those states which require such approval and provide evidence of such approval to ED upon request. On July 12, 2011, the U.S. District Court for the District of Columbia struck down those portions of the October 29, 2010 regulations requiring proof of state approval for online education programs. That holding has been appealed by ED. If the lower court ruling is upheld, ED may elect to re-introduce this rule.

If implemented, these regulations may require our schools offering distance education to obtain state approvals or registrations from additional states which currently or in the future may elect to regulate institutions that enroll their residents in online programs and courses. Our schools offering distance learning have submitted additional applications for licensures or exemptions for their distance learning programs and have received approval from a majority of those states. Some of our schools have elected to discontinue enrollment of students from certain states or in certain programs in lieu of obtaining licensure. There are many other institutions that have submitted similar applications which has impacted turnaround times with some agencies.

State regulatory requirements for online education are inconsistent between states, change frequently and, in some instances, are not clear and the interpretation of such regulations is generally left to the discretion of state employees or agents. In response to the proposed ED rules, states that do not presently regulate delivery of online courses and programs have enacted legislation or issued regulations that specifically address online educational programs, such as those offered by our schools, and may enact or issue regulations impacting the availability of exemptions from licensure in certain states, or otherwise affect our schools’ operations.

If one of our schools offering distance learning does not have the appropriate state approvals for its online programs, it may not be able to continue to offer distance education to students in those states until it obtains the additional approvals or exemptions, or may be required to return Title IV Program funds for students who were enrolled during a period the school was found to lack a required state approval, either of which could have a material impact on our business, financial condition, results of operations, cash flows and the value of our common stock.

International Regulations

Our schools that operate in France, the Principality of Monaco and the United Kingdom are subject to local government regulations. We believe that each of our international locations currently holds all necessary domestic authority to operate within its respective jurisdiction, and campus administrators work to ensure compliance with domestic regulations.

France. Our INSEEC Group consists of nine schools which operate primarily in France and are governed by the French Ministry of Education. One of INSEEC’s schools offers health education programs for pharmaceutical test preparation and continuing education classes, and thus is governed by the French Ministry of Health, the French Ministry of Education and the National Professional Committee for Medical Visits.

The French Ministry of Education has three levels of approval for educational institutions: diploma endorsement (Level III), state recognition (Level II), and diploma stamp (Level I, the highest level of French approval). In 1999, an additional level entitled “Master Grade,” which represents the highest level of European approval, was added.

The Level III approval, which is co-governed by the French Ministry of Employment and the French Ministry of Education, has been reorganized and the institutions affected by the reorganization are now registered in the New Certification National Register. With respect to Level II approval, Level I approval, and the European approvals, conditions that must be satisfied to obtain approvals are generally becoming more strict, requiring institutions to, among other things, provide additional financial support for research, and hire additional full-time, Doctoral-level faculty.

Currently, two of our INSEEC schools have been granted the highest level of European approval, Master Grade, four schools have been granted Level I approval, four schools have been granted Level II approval, and seven schools have been granted Level III approval. These approvals are subject to regular renewal from the French Ministry of Education. The renewal for diploma stamp has been obtained for a term of five years for two schools as of September 1, 2011, and the renewal for Master Grade has been obtained for a term of three years for two schools as of September 1, 2011.

Principality of Monaco. The International University of Monaco delivers a full time Masters of Business Administration (“MBA”) and an Executive MBA. IUM obtained accreditation from the Association of MBAs in 2004 and the renewal of this accreditation for five years was received in November 2011. The degrees Masters and Bachelor of Science in Business Administration are recognized by the Ministry of Education in Monaco.

United Kingdom (U.K.). AIU London has been granted proper authority by the applicable U.S. and U.K. entities to grant academic credentials. AIU London is authorized to grant U.S. academic degrees by the Nonpublic Postsecondary Education Commission of the State of Georgia. Additionally, American InterContinental University, including its campus located in the United Kingdom, is accredited by HLC (a U.S. regional accrediting association). U.S. students that attend AIU London are eligible to participate in Title IV financial assistance programs through AIU London’s status as a campus of the American InterContinental University. AIU London’s University campus status, in the U.K., was recognized by the U.K. Privy Council in 1998. AIU London is a Listed Body with the U.K.’s Department for Business Innovation & Skills (BIS). As a Listed Institution, AIU London is entitled to deliver courses that lead to British degrees awarded by its collaborative partners (which are referred to as BIS Recognised Bodies) in the U.K. AIU London’s U.K. collaborative partners currently include: London South Bank University, University for the Creative Arts and Buckinghamshire New University. As a Tier 4 student visa sponsor (sponsor No: E5NVVDFC3), AIU London is subject to the U.K. Quality Assurance Agency (QAA) Review of Educational Oversight (REO) scheduled for April 2012, which includes an on-site visit and review. Additionally, AIU London has continuing accreditation in the U.K. by way of its standing with the British Accreditation Council for Independent Further and Higher Education, and this accreditation is valid until April 2013. AIU London is registered in England with Companies House, No: 1373237.

STUDENT FINANCIAL AID

Many of our students require assistance in financing their education. For this reason, our schools participate in financial aid programs and offer financing options to those who qualify. Our U.S. schools and AIU-London are approved to participate in the U.S. Department of Education’s Title IV federal aid programs. Our schools also participate in a number of state financial aid programs and private funding options. Our schools that participate in federal and state financial aid programs are subject to extensive regulatory requirements imposed by federal and state government agencies, and other standards imposed by educational accrediting bodies.

Nature of Federal Support for Postsecondary Education in the United States

The U.S. government provides a substantial portion of its support for postsecondary education in the form of Title IV Program grants, loans and work-study programs to students who can use those funds to finance certain education related expenses at any institution that has been approved to participate by ED. These federal programs are authorized by the HEA. While most students are eligible for a Title IV loan, more generally, financial aid administered under Title IV is awarded on the basis of financial need, which is generally defined under the HEA as the difference between the costs associated with attending an institution and the amount a student’s family can reasonably be expected to contribute based on a federally determined formula. Among other things, recipients of Title IV Program funds must maintain a satisfactory grade point average and progress in a timely manner toward completion of their program of study.

Students at our schools may receive grants, loans and work-study opportunities to fund their education under the following Title IV Programs, although not all of our schools participate in each of these programs:

Federal Student and Parent Loans

ED’s major form of aid includes loans to students and parents through the William D. Ford Federal Direct Loan (“DL”) Program. Direct Loans are loans made directly by the U.S. Government to students or their parents. The DL program offers Federal Stafford, Federal Parent PLUS, Federal Grad PLUS and Federal Consolidation Loans. Prior to July 1, 2010, students attending CEC institutions utilized loans made under the Federal Family Education Loan (“FFEL”) Program in addition to DL. The FFEL Program was eliminated March 30, 2010. The law provided that after June 30, 2010 Stafford and PLUS Loans may only be made through the DL program.

Federal Stafford Loans (“Stafford Loans”), which may either be subsidized or unsubsidized, are loans made to our students directly from the federal government. Students who have demonstrated financial need may be eligible to receive a subsidized Stafford Loan, with ED paying the interest on this loan while the student is enrolled at least half-time in school and during the first six months after leaving school. As part of the Budget Control Act of 2011, beginning July 1, 2012, graduate/professional students receiving subsidized Stafford loans will no longer be eligible for the interest subsidy on their student loans while they are in school. Students who do not demonstrate financial need may be eligible to receive an unsubsidized Stafford Loan. The student is responsible for the interest on an unsubsidized Stafford Loan while in school and after leaving school, although actual interest payments generally may be deferred by the student until after he or she has left school. Students who are eligible for a subsidized Stafford Loan may also be eligible to receive an unsubsidized Stafford Loan.

A student is not required to meet any specific credit scoring criteria to receive a Stafford Loan, but any student with a prior Stafford Loan default or who has been convicted under federal or state law of selling or possessing drugs while receiving federal aid may not be eligible. ED has established maximum annual and aggregate borrowing limits for Stafford Loans.

A Federal PLUS Loan, including both the Federal Parent PLUS and the Federal Grad PLUS, is a loan made to either graduate students or the parents of dependent students. Graduate students and parents who have an acceptable credit history may borrow through the Federal PLUS Loan to pay the education related expenses of a graduate student or a child who is a dependent student enrolled at least half-time at our eligible schools. The amount of a Federal PLUS Loan cannot exceed the student’s cost of attendance less all other financial aid received.

Federal Perkins Loan Program (“Perkins Loans”). Perkins Loans are made from a revolving institutional account, 75% of which is a Federal Capital Contribution from ED and the remainder of which is funded by the educational institution. Each institution is responsible for determination, disbursements, collections and servicing of the Federal Perkins Loans. Currently, only one of our schools participates in the Federal Perkins Loan program.

Federal Grants

Federal Pell Grant and Federal Supplemental Education Opportunity Grant. Title IV Program grants are generally made to our students under the Federal Pell Grant (“Pell Grant”) program and the Federal Supplemental Educational Opportunity Grant (“FSEOG”) program. Effective in April 2011, the Continuing Resolution permanently eliminated year-round Pell Grant awards beginning with the 2011—2012 award year. The Continuing Resolution maintains the $5,550 maximum annual Pell Grant for the 2011—2012 award year. However, because the federal Pell Grant program is one of the largest non-defense discretionary spending programs in the federal budget, it is believed to be a target for reduction by Congress. FSEOG program awards are designed to supplement Pell Grants up to a maximum amount of $4,000 per award year for the neediest students. An institution is required to match 33% of the allocation amount from ED for all federal funds received under the FSEOG program. The matching may be accomplished through institutional, private and/or state funds.

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

A financial institution providing a non-recourse loan assumes 100% of the credit risk on the loan. The student, or the student and a co-borrower, must meet the credit criteria established by the financial institution to receive these loans. Each financial institution establishes its own credit criteria and loan limits. Students and co-borrowers generally can borrow an amount equal to the student’s cost of attendance less all other financial aid received. SLM Corporation or its subsidiaries (collectively known as “Sallie Mae”) and Wells Fargo Education Financial Services provided the majority of non-recourse private loans to our students in our U.S. schools during the year ended December 31, 2011.

Prior to March 31, 2008, certain of our students were able to secure recourse loans with Sallie Mae and other financial institutions. These loans provided for partial recourse against the academic institution upon student default. These students did not qualify for non-recourse loans due to low credit scores. The loan amounts available under these recourse loan programs were generally less than the amounts available under non-recourse loan programs and often covered only the direct costs associated with their education less any other financial aid received. On February 14, 2008, we received notification from Sallie Mae that it would no longer continue to offer recourse loans to existing students entering their second or subsequent academic term. Our recourse loan program with Sallie Mae ended on March 31, 2008. Low interest within the U.S. credit markets has made it difficult for us to obtain recourse loan arrangements with other financial institutions. As a result, in the second quarter 2008, we began to offer funding alternatives for eligible students in place of the recourse program that had previously been provided by Sallie Mae. We decided to provide payment plans directly to certain students to ensure that they can finish their existing educational programs with us and to allow new students the opportunity to attend our schools. As of December 31, 2011, we have committed to approximately $110.2 million of funding through extended payment plans. Of this amount, approximately $7.3 million is reflected within our current and non-current student receivables, net of allowance for doubtful accounts and net of deferred tuition revenue, on our consolidated balance sheets. Beginning in 2011, we discontinued providing these payment plans to our new students. We will continue to provide payment plans to current students until they have completed their program of study.

Legislative Action and Recent ED Regulatory Initiatives

The U.S. Congress must periodically reauthorize the HEA and other laws governing Title IV Programs and annually determines the funding level for each Title IV Program.

The Higher Education Opportunity Act (“HEOA”) was the first reauthorization of the HEA since 1998 and was signed into law on August 14, 2008. It was immediately effective for many items with others effective in the subsequent years. The Act authorized increases in the Federal Pell Grants, changes some Academic Competitiveness Grant and National SMART Grant eligibility requirements, expands Stafford Loan deferment options, provides changes to needs analysis and changes treatment of Veterans Administration benefits effective with the 2010-11 award year.

The agencies that regulate our U.S. schools, including ED, periodically revise their requirements and modify their interpretations of existing requirements.

In October 2010, ED issued new regulations pertaining to certain aspects of the administration of the Title IV Programs, including, but not limited to state authorization; gainful employment; compensation for persons and entities engaged in certain aspects of recruiting, admissions and student financial aid; determination of attendance; and definition of credit hours. With minor exceptions, these regulations became effective July 1, 2011.

These new regulations have a significant impact on our business. Among the most significant regulatory changes that we have identified for our business are:

•

the elimination of “safe harbors” that had allowed, under limited and prescribed circumstances, payment of certain types of compensation to employees (including higher level employees) and third parties involved in student recruiting, admissions or financial aid activities;

•	imposition of extensive record-keeping and disclosure requirements regarding the employment of graduates, as part of the gainful employment regulations described below;

•	defining a credit hour for purposes of determining program eligibility for Title IV student financial aid;

•	establishing more stringent state approval requirements that may require or encourage states to modify existing state approval and licensing processes;

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

These rules have required us to change certain of our business practices, incur costs of compliance and of developing and implementing changes in operations, and may affect student recruitment and enrollment, result in changes in or elimination of certain educational programs and have other significant or material effects on our business.

Among other things, these rules will impact or have impacted our compensation programs for persons (including higher level employees) and entities involved in student recruitment, admissions and financial aid, including third-party lead generators and Internet marketing vendors, which may adversely affect:

•	our ability to compensate our employees involved in recruitment, admissions and financial aid based on relative merit,

•	our recruitment and retention of such employees,

•	the motivation and effectiveness of such employees,

•	our ability to provide certain forms of compensation to management, impacting recruitment and retention,

•	our compensation practices for third-party Internet marketing and lead-generation service providers,

•	the quality of leads generated by these third-party service providers and increased cost for leads,

•

our marketing costs and marketing strategies, by decreasing marketing efficiency to the extent we conduct direct marketing rather than utilize third-party lead aggregators, and through increasing costs of recruiting and enrolling prospective students, and

•	our revenues, if we are unable to maintain or increase the rate of student enrollments.

We have terminated certain compensation payments to our affected employees and have implemented changes in contractual or other arrangements with third parties to change payment structures formerly allowed under ED rules.

Our schools offering distance learning are completing additional applications for licensures or confirming exemptions for their distance learning programs. At this time, the impact and potential costs of these distance learning regulations on our schools is still uncertain but will increase our costs of regulatory compliance, and may delay the introduction of new programs.

The requirements for reporting gainful employment-related information for our programs to ED and to our students will substantially increase our administrative burdens, particularly during the implementation phase. These reporting and the other procedural changes in the new rules could impact student enrollment, persistence and retention in ways that we cannot now predict. For example, if our reported program information compares unfavorably with other reporting educational institutions, it could adversely impact demand for our programs. In addition, the ability of our U.S. schools or OPEIDs to continue to meet the 90-10 Rule, and to therefore qualify to participate in Title IV Program funding, may be negatively impacted by changes we make to comply with gainful employment regulations, by the expiration of temporary relief provided by HEOA for the favorable classification of certain Stafford loan revenues, by changes in the allowable amounts of Pell Grants made annually to students, new regulations or interpretations by ED regarding the types of funding sources classified as non-Title IV Program funds, other ED regulations or interpretations affecting technical aspects of the calculation methodology under the 90-10 Rule, or other factors that we cannot predict or control.

In addition to the rules, ED routinely issues “Dear Colleague Letters” to provide sub-regulatory guidance on certain areas of final regulations. The guidance is provided to assist institutions with understanding the regulations in these areas, and does not make any changes to the regulations. ED has issued numerous Dear Colleague Letters to provide further information on other provisions of the program integrity regulations and created a website dedicated to gainful employment information found at http://ifap.ed.gov/GainfulEmploymentInfo/index.html.

On September 27, 2011, ED published a Notice of Proposed Rulemaking (“NPRM”) to amend regulations for institutional eligibility under the HEA, as reauthorized, and to streamline the application and approval process for new programs, as required by the gainful employment rules. The public comment period ended on November 14, 2011 and ED is reviewing and considering responses to the NPRM before publishing final regulations that would be effective by July 2013.

In April 2011, ED announced its intention to establish one or more negotiated rulemaking committees to propose additional new regulations under the HEA. ED held three public hearings in May 2011, at which interested parties suggested issues that should be considered for action by the negotiating committees. In October 2011, ED announced that it would be establishing two new negotiated rulemaking committees: one to address student loan issues and the other to address issues related to teacher preparation and the Teacher Education Assistance for College and Higher Education (“TEACH”) grant program. In January 2012, each of the committees held its first working meeting. If the work of either or both of these committees results in proposals for specific new regulations, ED is required to finalize and publish the new regulations by November 1, 2012, in order for the new regulations to take effect July 1, 2013.

OPEID Consolidation

ED assigns each institution an identification number known as the “OPEID,” or Office of Postsecondary Education Identification number, and the additional locations associated with the institution are included under the institution’s OPEID. As of December 31, 2011, we operated 26 separate OPEIDs.

Since June 2011, we have been working with ED, ACICS and numerous state regulators on a project to consolidate as many as 19 separate OPEIDs into a single OPEID. We received approval or acknowledgment for the consolidation from the requisite state regulators as well as ACICS, and submitted the application for consolidation to ED in November 2011. That application is pending. If approved, this consolidation would further simplify and centralize our reporting and compliance efforts, including a unified accreditation schedule, a single Title IV compliance audit and simplified reporting obligations for these campuses. The consolidation also entails certain risks, and will require us to place an even greater emphasis on our Title IV compliance, since a large number of our campuses will be evaluated as a single institution and the continued Title IV eligibility of all of those campuses will depend on their compliance record as a single institution. In terms of the 90-10 Rule, the $2,000 increase in the annual unsubsidized Stafford loans available for undergraduate students and other factors are putting, and will continue to put, significant upward pressure on the 90-10 rates of all of our institutions, including the newly consolidated institution. The consolidation will not alleviate the risks we face in continuing to comply with the 90-10 Rule. Upon completion of the consolidation, we will have another nine to twelve campuses that we plan to combine with the newly consolidated institution in 2012, pending the requisite approvals. Due to the status of various regulatory matters, we were not able to include these campuses in this initial consolidation application.

Although we are working to complete this consolidation as soon as possible, there is a risk that the consolidation will not be approved and completed. Since the consolidation did not occur in fiscal year 2011, we will again prepare separate Title IV compliance audits and report separate compliance metrics for each of the affected OPEIDs for fiscal 2011. Such audits and reports may be filed before or after the consolidation has been approved by ED. If one or more of the OPEIDs we are consolidating failed to meet a regulatory requirement or had a material compliance issue identified in its audit for fiscal year 2011, and ED had not yet approved the consolidation, such a compliance issue could have a negative impact on ED’s willingness to approve the consolidation or conditions that ED might attach to such approval. If ED approves the consolidation, and a material compliance issue is subsequently identified in 2011 audits, we would expect ED to review any such situation based on the particular facts and circumstances, and there could be an adverse impact on the terms of the approval of the consolidated institution.

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

If the results of any such audits, reviews, investigations, claims, or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, additional oversight and reporting, or other civil or criminal penalties. In addition, if ED or another regulatory agency determined that one of our schools improperly disbursed Title IV Program funds or violated a provision of the HEA or ED’s regulations, that school could be required to repay such funds, and could be assessed an administrative fine. We have several such matters pending against us at one or more of our schools. See Note 12 “Commitments and Contingencies—Accrediting Body and State and Federal Regulatory Matters” of the notes to our consolidated financial statements for further discussion of certain of these matters. ED recently moved all of our institutions from what is called the Advance Method of Payment to what is called Heightened Cash Monitoring 1 status. Although our existing practices substantially conformed to the requirements of this more restrictive method of drawing down students’ Title IV Program funds, ED may find violations of the HEA or ED regulations that would cause ED to transfer our schools to Heightened Cash Monitoring 2 which would substantially delay our receipt of Title IV Program funds and impose additional documentation and waiting period requirements.

Student Loan Default Rates. An institution may lose eligibility to participate in some or all Title IV Programs if the rates at which its former students default on the repayment of their federally-guaranteed or federally-funded student loans exceed specified percentages. This is determined by an institution’s cohort default rate which is calculated on an annual basis as the rate at which student borrowers scheduled to begin repayment of their loans in one federal fiscal year default on those loans by the end of the next federal fiscal year.

Currently, an institution whose cohort default rate equals or exceeds 25% for three consecutive years will no longer be eligible to participate in the DL or Pell Grant programs for the remainder of the federal fiscal year in which ED determines that such institution has lost its eligibility and for the two subsequent federal fiscal years. In addition, an institution whose cohort default rate equals or exceeds 25% for any one of the three most recent federal fiscal years may be placed on provisional certification status by ED for up to four years.

The cohort default rate requirements were modified by the Higher Education Opportunity Act enacted in August 2008 to increase by one year the measuring period for each cohort. Starting in September 2012, ED will publish the official three-year cohort default rates in addition to the two-year rates. Beginning with the 2009 cohort, if an institution’s three-year cohort default rate exceeds 30% for any given year, it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate. We believe that our current repayment management efforts meet these requirements. If an institution’s three-year cohort default rates for the 2009 and 2010 cohorts exceed 30%, the institution may be subject to provisional certification imposing various additional requirements for participation in Title IV Programs.

Beginning with the three-year cohort default rate for the October 2010 to September 2013 period, to be published in September 2014, only the three-year rates will be applied for purposes of measuring compliance with the requirements and imposing sanctions, as follows:

•	Annual test. If the three-year cohort default rate for any given year exceeds 40%, the institution will cease to be eligible to participate in Title IV Programs; and

•

Three consecutive years test. If the institution’s three-year cohort default rate exceeds 30% (an increase from the current 25% threshold applicable to the two-year cohort default rates) for three consecutive years, beginning with the rate for the October 2008 to September 2011 period and ending with the rate for the October 2010 to September 2013 period, the institution will cease to be eligible to participate in Title IV Programs.

The consequences applicable to two-year cohort default rates will continue to apply for the rates that are published through 2013. An institution whose cohort default rate for any federal fiscal year exceeds 40% will no longer be eligible to participate in the FFEL or DL programs for the remainder of the federal fiscal year in which ED determines that the institution has lost its eligibility and for the two subsequent federal fiscal years. The 40% threshold will not change with the movement to a three-year rate in 2014, but the 40% trigger will not apply to any single three-year cohort default rate until 2014. Please see Part I, Item IA “Risk Factors” for further discussion of the three-year cohort default rates, as well as recently published trial three-year default rate data for 2006 through 2008.

Under the Perkins Loan Program, an institution whose cohort default rate equals or exceeds 15% for any year may be placed on provisional certification status by ED for up to four years.

Student loans which have entered repayment are serviced by private organizations and/or ED’s preferred student loan servicers. Loans made under the FFEL program may continue to be serviced by private servicing organizations, but the majority of these loans have been sold to ED as part of the “Ensuring Continued Access to Student Loans Act of 2008” (“ECASLA”); private lenders providing federal loans under the FFEL Program were afforded the ability to sell (or “PUT”) loans to ED as a means to ensure lender liquidity and students’ continued access to federal loans. PUT loans and those originated through the DL program are now serviced by ED’s preferred student loans servicers and are subject to the servicing requirements under ED’s contractual arrangements. Initial review of reporting provided by ED related to PUT loan repayment performance has demonstrated a combination of record keeping errors and a significant increase in default rates relative to FFEL serviced loans during the same period. Given early indications of servicing performance related to Direct Loans, student repayment risk may increase as a result of the transition causing an impact to our institutions’ cohort default rates, which in turn could affect our institutions’ ability to maintain eligibility for Title IV Programs and could have a material adverse impact on our business, financial condition, results of operations and cash flows. In addition to ED’s servicing efforts, we have student loan default management initiatives at all of our schools that participate in Title IV Programs aimed at reducing the likelihood of our students’ failure to repay their loans in a timely manner. These initiatives emphasize the importance of students’ compliance with loan repayment requirements and provide for extensive loan counseling and proactive communication with students after they cease enrollment.

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

A listing of the most recent three years of published two-year cohort default rates for each of our main and additional (branch) campus locations for regulatory purposes is provided in the following table:

COHORT DEFAULT RATE TABLE

	Cohort Default Rate (2 year rate)
School, Main Campus Location (Additional locations as defined by accreditors are in parentheses)	2009	2008	2007
American InterContinental University
Schaumburg, IL (Online) (Atlanta, GA; Weston, FL; Houston, TX; London, England)	18.7%	12.3%	10.4%

Briarcliffe College
Bethpage, NY (Patchogue, NY)	14.3%	12.1%	8.5%

Brooks Institute
Santa Barbara, CA	10.6%	4.4%	0.3%

Brown College
Mendota Heights, MN (Brooklyn Center, MN)	12.9%	3.4%	4.9%

California Culinary Academy
San Francisco, CA	12.0%	2.4%	4.1%

Colorado Technical University
Colorado Springs, CO (Denver, CO; North Kansas City, MO; Sioux Falls, SD; Online)	16.4%	12.4%	10.9%

Harrington College of Design
Chicago, IL	8.0%	4.1%	2.9%

International Academy of Design & Technology
Chicago, IL (Troy, MI; Schaumburg, IL; Nashville, TN; Collins College; Phoenix, AZ)	17.6%	7.7%	6.0%
Tampa, FL (Orlando, FL; Henderson, NV; Sacramento, CA; San Antonio, TX; Seattle, WA; Online; Le Cordon Bleu College of Culinary Arts, Orlando, FL; Sanford-Brown College, Portland, OR)	16.1%	8.2%	7.7%
Le Cordon Bleu College of Culinary Arts
Austin, TX (Dallas, TX; Sacramento, CA; Seattle, WA; and St. Peters, MO; Sanford-Brown College, Collinsville, IL and Hazelwood, MO)	15.9%	6.7%	7.2%
Pasadena, CA (Hollywood, CA; Sanford-Brown College, Dearborn, MI; Grand Rapids, MI; Hillside, IL; Indianapolis, IN; Phoenix, AZ; Tinley Park, IL;and Skokie, IL; Sanford-Brown Institute, Orlando, FL)	9.6%	2.0%	3.2%
Portland, OR (Tucker, GA; Mendota Heights, MN)	12.0%	5.5%	5.9%
Scottsdale, AZ (includes Online) (Las Vegas, NV)	12.2%	4.8%	6.7%

Le Cordon Bleu College of Culinary Arts in Chicago
Chicago, IL	18.1%	3.5%	5.9%

Le Cordon Bleu Institute of Culinary Arts
Pittsburgh, PA (Le Cordon Bleu College of Culinary Arts, Inc.,a private two year college (Cambridge, MA); Le Cordon Bleu Collegeof Culinary Arts, Miramar, FL)	11.4%	6.5%	6.3%

Missouri College
Brentwood, MO	11.4%	4.1%	3.8%

	Cohort Default Rate (2 year rate)
School, Main Campus Location (Additional locations as defined by accreditors are in parentheses)	2009	2008	2007

Sanford-Brown College
Atlanta, GA (Columbus, OH; Houston, TX; Houston/North Loop, TX; and Middleburg Heights, OH; Sanford-Brown Institute, Austin, TX; Ft. Lauderdale, FL; Landover, MD; New York, NY; and Trevose, PA)	18.5%	9.8%	8.9%
Boston, MA (Sanford-Brown College, Inc., a private two-year college)	14.2%	11.4%	11.2%
Dallas, TX (San Antonio, TX; Sanford-Brown Institute, Garden City, NY)	16.2%	12.5%	9.0%
Farmington, CT	12.6%	13.0%	10.9%
Fenton, MO (St. Peters, MO)	16.2%	6.9%	7.4%
McLean, VA	18.9%	10.1%	12.3%

Sanford-Brown Institute
Jacksonville, FL (Iselin, NJ; Tampa, FL; Sanford-Brown College, West Allis, WI)	16.7%	7.9%	7.9%
Pittsburgh, PA (Pittsburgh, PA)	15.0%	6.5%	9.1%
White Plains, NY	15.2%	9.2%	13.0%

SBI Campus—an Affiliate of Sanford-Brown
Melville, NY (Sanford-Brown Institute, Cranston, RI)	15.5%	13.6%	11.0%

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

To be considered financially responsible, an institution must, among other things, (i) have sufficient cash reserves to make required refunds, (ii) be current on its debt payments, (iii) meet all of its financial obligations, and (iv) achieve a “composite score” of at least 1.5 based on the institution’s annual financial statements. ED calculates an institution’s composite score, which may range from -1.0 to 3.0, based on a combination of financial measures designed to establish the adequacy of an institution’s capital resources, its financial viability, its ability to support current operations and its ability to generate a profit. An institution that does not meet ED’s minimum composite score of 1.0 may demonstrate its financial responsibility or satisfy a regulatory alternative in one of several ways, including posting a letter of credit in favor of ED in an amount equal to at least 50% of Title IV Program funds received by the institution during its prior fiscal year or posting a letter of credit in an amount equal to at least 10% of Title IV Program funds received by the institution during its prior fiscal year and agreeing to certain additional requirements for the continued receipt of Title IV Program funds, including, in certain circumstances, receipt of Title IV Program funds under an agreement other than ED’s standard advance funding arrangement.

Recent profitability declines at several of our institutions, and CEC on a consolidated basis, has placed downward pressure on our financial responsibility composite scores; however, we believe all of our institutions have continued to maintain a composite score above 1.5 for fiscal 2011. Currently, none of our schools are required to post a letter of credit or accept other conditions on its participation in Title IV Programs due to failure to satisfy ED’s financial responsibility standards.

Return and Refunds of Title IV Program Funds. An institution participating in Title IV Programs must correctly calculate the amount of unearned Title IV Program funds that were disbursed to students who withdrew from educational programs before completing the programs, and must return those funds in a timely manner.

The portion of tuition and registration fee payments received from students but not yet earned is recorded as deferred tuition revenue and reflected as a current liability on our consolidated balance sheets, as such amounts represent revenue that we expect to earn within the next year. If a student withdraws from one of our schools prior to the completion of the academic term or program period, we refund the portion of tuition and registration fees already paid that we are not entitled to retain, pursuant to applicable federal and state law and accrediting agency standards and our refund policy. The amount of funds to be refunded on behalf of a student is calculated based upon the period of time in which the student has attended classes and the amount of tuition and registration fees paid by the student as of the student’s withdrawal date. Such refunds typically result in a reduction to deferred tuition revenue and cash on the Company’s consolidated balance sheet, because generally, the Company does not recognize tuition revenue in its consolidated statement of operations until related refund provisions have lapsed.

Institutions are required to return funds within 45 days of the date the institution determines that the student has withdrawn. An institution that is found to be in non-compliance with ED refund requirements for either of the last two completed fiscal years must post a letter of credit in favor of ED in an amount equal to 25% of the total Title IV Program refunds that were paid or should have been paid by the institution during its prior fiscal year. As of December 31, 2011, we have posted no letters of credit in favor of ED due to non-compliance with ED refund requirements.

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

Opening New Schools, Start-up Campuses, and Adding Educational Programs. The HEA generally requires that proprietary institutions be fully operational for two years before applying to participate in Title IV Programs. However, an institution that is certified to participate in Title IV Programs may establish a start-up branch campus or location and participate in Title IV Programs at the start-up campus without reference to the two-year requirement if the start-up campus has received all of the necessary state and accrediting agency approvals, has been reported to ED, and meets certain other criteria as defined by ED. Nevertheless, under certain circumstances, a start-up branch campus may also be required to obtain approval from ED to be able to participate in Title IV Programs. Similarly, under the new gainful employment program approval requirements, a proprietary institution that is eligible to participate in Title IV Programs may generally add a new educational program and disburse Title IV Program funds to students enrolled in that new program without ED approval if the institution applies to ED with all of the gainful employment-related information at least 90 days before the expected start date and ED does not request more information, direct the institution to refrain from disbursing Title IV Program funds to students enrolled in the program pending further ED review, or deny the application.

In addition to ED regulation, certain of the state and accrediting agencies with jurisdiction over our schools have requirements that may affect our ability to open a new school, open a start-up branch campus or location of one of our existing schools, or begin offering a new educational program at one of our schools. If we establish a new school, add a new branch start-up campus, or expand program offerings at any of our schools without obtaining the required approvals, we would likely be liable for repayment of Title IV Program funds provided to students at that school or branch campus or enrolled in that educational program, and we could also be subject to sanctions. Also, if we are unable to obtain the approvals from ED, applicable state regulatory agencies, and accrediting agencies for any new schools, branch campuses, or program offerings where such approvals are required, or to obtain such approvals in a timely manner, our ability to grow our business would be impaired and our financial condition, results of operations and cash flows could be materially adversely affected.

“90-10 Rule.” Under a provision of the HEA commonly referred to as the “90-10 Rule,” a proprietary institution that derives more than 90% of certain revenues in any fiscal year from Title IV sources will be placed on provisional certification status by ED for the institution’s following two fiscal years and may be subject to other ED sanctions. If the institution does not satisfy the 90-10 Rule for two consecutive fiscal years, it loses its eligibility to participate in Title IV Programs for at least two fiscal years. If an institution that violates the 90-10 Rule loses its eligibility to participate in Title IV Programs but continues to disburse Title IV Program funds, ED would require the institution to repay all Title IV Program funds received by the institution after the effective date of the loss of eligibility. The 90-10 formula measures revenues received for tuition, fees, institutional charges and certain training activities under a modified form of cash basis accounting. For fiscal year 2011, on a consolidated basis approximately 17% of our U.S. schools’ revenues, in the aggregate, were derived from non-Title IV sources.

Effective July 1, 2008, the annual unsubsidized Stafford loans available for undergraduate students increased by $2,000. The HEOA provided temporary 90-10 Rule relief from this increase by permitting institutions to count the additional $2,000 in unsubsidized Stafford loans disbursed before July 1, 2011 as revenue not derived from Title IV Programs. This increase in the availability of unsubsidized Stafford loans and other forms of Title IV aid, the expiration of the temporary relief in the HEOA for the increase in the unsubsidized Stafford loan amounts as of July 1, 2011, lack of clarity regarding technical aspects of the calculation methodology under the 90-10 Rule, budget related reductions in state grant and workforce training programs and other alternative funding sources that have historically helped 90-10 rates, plus the impact of changes we made to comply with ED’s program integrity regulations, have all adversely affected our schools’ 90-10 rates and will continue to put upward pressure on our 90-10 rates in fiscal 2012.

In addition, the ability of our U.S. institutions to continue to meet the 90-10 Rule, and therefore qualify to participate in Title IV programs, may be negatively impacted by further changes we make to comply with the final gainful employment regulations, by changes in the allowable amounts of Pell Grants made annually to students, new regulations or interpretations by ED regarding the types of funding sources classified as non-Title IV Program funds in the 90-10 rates, other ED regulations or interpretations affecting technical aspects of the calculation methodology under the 90-10 Rule. Given the large sizes of our institutions, and the reliance of our students on Title IV Program funds, we have limited ability to favorably impact the 90-10 rates at our institutions outside of material increases to tuition rates, which could adversely affect certain of the gainful employment metrics. Without legislative or other relief, these factors will affect our institutions’ 90-10 rates and will continue to affect the ability of our institutions to satisfy the 90-10 Rule.

The 90-10 Rule, like most other ED requirements, is applied on an institutional basis. We therefore calculate a 90-10 rate for each institution, defined by ED as a main campus and its branch campuses or additional locations.

We have tentatively calculated that, for our 2011 fiscal year, our institutions’ 90-10 rates ranged from approximately 61.1% to 94.5%. On February 14, 2012 we notified ED that we believe six of our OPEIDs had 90-10 rates above 90% for the 2011 fiscal year. These six institutions were our Sanford-Brown College institutions in Atlanta, GA, Boston, MA, Farmington, CT, Fenton, MO and McLean, VA, as well as Missouri College in Brentwood, MO. The Sanford-Brown College institution with a main campus in Atlanta, GA includes nine additional locations (Columbus, OH; Austin, TX; Houston, TX; Houston/North Loop, TX; Middleburg Heights, OH; Ft. Lauderdale, FL; Landover, MD; New York, NY; and Trevose, PA) and the Sanford-Brown College institution in Fenton, MO includes one additional location (St. Peters, MO). These six OPEIDs contributed approximately $180 million of revenue and $12 million of operating income for fiscal year 2011.

The six OPEIDs with estimated 90-10 rates above 90% for fiscal year 2011 are all among the institutions included in the pending application for consolidation. These six institutions will cease to separately exist if and when ED approves the consolidation. We would not expect ED to issue them separate 90-10 rates for fiscal year 2012 since they would not exist as separate institutions at the end of fiscal year 2012, but we cannot be certain of ED’s procedures in this situation. If ED approves the consolidation, it is uncertain whether the fiscal year 2011 90-10 rates for this smaller group of institutions will affect how ED will calculate or apply the fiscal year 2012 90-10 rate for the larger consolidated institution.

For 2011, in addition to the six institutions discussed above, several of our other institutions had 90-10 rates near 90%. As a result, if current trends continue, management estimates that additional OPEIDs may have 90-10 rates over 90% for the first time for fiscal 2012.

The six institutions that exceeded the 90-10 Rule limit for fiscal year 2011 are now considered, under ED regulations, to be certified on a provisional basis for two years and will be subject to possible additional ED sanctions. While ED has broad discretion to impose additional sanctions on these institutions, there is only limited precedent available to anticipate what those sanctions might be, particularly in the current regulatory environment. ED could specify a wide range of additional conditions as a part of the provisional certification and the institutions’ continued participation in Title IV Programs. These conditions may include, among other things, restrictions on the total amount of Title IV Program funds that may be distributed to students attending the institutions; restrictions on programmatic and geographic expansion; requirements for the institution to obtain and post letters of credit; and additional reporting requirements to include additional interim financial or enrollment reporting. When an institution is subject to provisional certification at the time that its program participation agreement expires, ED also has greater discretion in considering the conditions to attach if it recertifies such institution. Sanford-Brown College McLean, Sanford-Brown College Fenton and Sanford-Brown College, Inc., a private two year college (Boston) all have program participation agreements set to expire before the end of 2013. Any of our institutions that derive more than 90% of their revenue from Title IV Programs for two consecutive fiscal years will be ineligible to participate in Title IV Programs for at least two fiscal years.

The ability of our institutions to maintain 90-10 rates below 90% will depend on the impact of future changes in our enrollment mix, and regulatory and other factors outside of our control, including any reduction in government assistance for military personnel, including veterans, or changes in the treatment of such funding for purposes of the 90-10 rate calculation.

It will also depend on the effectiveness of various initiatives we are taking or considering to reduce the percentage of our receipts attributable to Title IV Program funds, including: emphasizing direct-pay and employer-paid education programs; supporting state workforce training development programs; encouraging students to carefully evaluate the amount of their Title IV borrowing; developing work study programs; eliminating certain programs; increasing tuition; and developing alternative lending programs. There can be no assurance, however, that these measures will be adequate to prevent the 90-10 rates for some of our institutions from exceeding 90% in the future, which could ultimately materially affect our future operating results.

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

Restrictions on Payment of Commissions, Bonuses and Other Incentive Payments. An institution participating in Title IV Programs cannot provide any commission, bonus, or other incentive payment based directly or indirectly on success in securing enrollments or Title IV financial aid to any persons or entities engaged in any student recruiting or admission activities or in making decisions regarding the award of student financial assistance. ED’s laws and regulations regarding this rule do not establish clear criteria for compliance in all circumstances. If ED determined that an institution’s compensation practices violated these standards, ED could subject the institution to monetary fines, penalties or other sanctions.

Eligibility and Certification Procedures. Under the provisions of the HEA, an institution must apply to ED for continued certification to participate in Title IV Programs at least every six years or when it undergoes a change of control, as discussed above. ED may place an institution on provisional certification status if it finds that the institution does not fully satisfy all required eligibility and certification standards. Provisional certification does not generally limit an institution’s access to Title IV Program funds. ED may withdraw an institution’s provisional certification without advance notice if ED determines that the institution is not fulfilling all material requirements. In addition, an institution must obtain ED approval for certain substantial changes in its operations, including changes in an institution’s accrediting agency or state authorizing agency or changes to an institution’s structure or certain basic educational features.

Currently, Briarcliffe College and Sanford-Brown College—Boston remain on provisional certification with ED. Briarcliffe College is on provisional certification due to ongoing open ED program reviews and is working closely with ED to become recertified by mid-2013. Sanford-Brown College—Boston is on provisional certification due to ED concerns about the school’s administrative capability and is also working with ED to become recertified by mid-2013. Provisional certification for both Briarcliffe College and Sanford-Brown College—Boston will expire on June 30, 2013. Additionally, as noted above, each of the institutions that we reported to ED that had 90-10 rates above 90% in fiscal 2011 are now considered to be on provisional certification for the next two years.

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

Federal regulatory requirements cover virtually all phases of the operations of our U.S. schools, including educational program offerings, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw, financial aid to students, acquisitions or openings of new institutions, additions of new educational programs, and changes in corporate structure and ownership. ED is our primary federal regulator pursuant to the Higher Education Act of 1965, as amended (“HEA”).

A significant portion of our U.S.-based students rely on student aid and loan programs under Title IV of the HEA (“Title IV Programs”) and we derive a substantial portion of our revenue and cash flows from Title IV Programs. For example, for the fiscal year ended December 31, 2011, approximately 83% of our U.S.-based students who were in a program of study at any date during that year participated in student aid and loans under Title IV Programs, which resulted in cash receipts recorded by the Company of approximately $1.4 billion.

All of our U.S. schools participate in Title IV Programs and are subject to extensive regulation by ED, various state agencies and accrediting commissions. To participate in Title IV Programs, a school must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by ED, and be certified by ED as an eligible institution. Most ED requirements are applied on an institutional basis, with an institution defined by ED as a main campus and any of its branch campuses or additional locations. Each institution is assigned an identification number known as an OPEID, or Office of Postsecondary Education Identification number, with each institution’s branches and other locations assigned to the institution’s OPEID.

The regulations, standards and policies of our regulators change frequently and are subject to interpretation, particularly where they are crafted for traditional, academic term-based schools rather than our non-term academic delivery model. Changes in, or new interpretations of, applicable laws, regulations or standards could have a material adverse effect on our accreditation, authorization to operate in various states, permissible activities, receipt of funds under Title IV Programs, or costs of doing business. We cannot predict with certainty how all of the requirements applied by our regulators will be interpreted or whether our schools will be able to comply with these requirements in the future.

From time to time, we identify compliance deficiencies that we must address and, where appropriate, report such deficiencies to ED. Such reporting, even in regard to a minor or inadvertent compliance issue, could result in a more significant compliance review by ED or even a full recertification review, which may require the expenditure of substantial administrative time and resources to address. If ED concluded that these reported deficiencies reflect a lack of administrative capability, we or the particular institutions could be subject to additional sanctions or even lose our eligibility to participate in Title IV Programs.

Findings or allegations of noncompliance may subject us to qui tam lawsuits under the Federal False Claims Act, under which private plaintiffs seek to enforce remedies on behalf of the U.S. and, if successful, are entitled to recover their costs and to receive a portion of any amounts recovered by the U.S. in the lawsuit.

Our U.S. schools could lose their eligibility to participate in federal student financial aid programs if the percentage of their revenues derived from Title IV Programs is too high, in which event we could not conduct our business as it is currently conducted.

Any of our U.S. schools or OPEIDs may lose eligibility to participate in Title IV Programs if, on modified cash basis accounting, the percentage of the cash receipts derived from Title IV Programs for two consecutive fiscal years is greater than 90%. Under HEA’s 90-10 Rule, an OPEID that derives more than 90% of its cash receipts from Title IV sources for a fiscal year will be placed on provisional participation status for its next two fiscal years. If the OPEID does not satisfy the 90-10 Rule for two consecutive fiscal years, it will lose its eligibility to participate in the Title IV Programs for at least two fiscal years. If the OPEID violates the 90-10 Rule and becomes ineligible to participate in Title IV Programs but continues to disburse Title IV Program funds, ED would require repayment of all Title IV Program funds received by it after the effective date of the loss of eligibility.

Effective July 1, 2008, the annual unsubsidized Stafford loans available for undergraduate students was increased by $2,000. The Higher Education Opportunity Act (“HEOA”) provided temporary 90-10 Rule relief from this increase by permitting institutions to count the additional $2,000 in Stafford loans dispersed before July 1, 2011 as revenue not derived from Title IV Programs. Several factors have adversely affected our schools’ ability to comply with the 90-10 Rule, including: the increase in Title IV Program aid availability, the expiration of the temporary relief in the HEOA with respect to unsubsidized Stafford loans as of July 1, 2012, lack of clarity regarding technical aspects of the calculation methodology under the 90-10 Rule, budget-related reductions in state grant and workforce training programs and other alternative funding sources that have historically helped schools in our industry to comply with the 90-10 Rule, plus the impact of ED’s program integrity regulations discussed below. Additionally, we expect these factors to cause our schools’ 90-10 rates to worsen in each of fiscal 2011 and 2012 as compared to our historical rates.

We have implemented in recent years various measures intended to reduce the percentage of our institution’s cash basis revenue attributable to Title IV Program funds, including emphasizing employer-paid and other direct-pay education programs and counseling students to carefully evaluate the amount of necessary Title IV Program borrowing. Although we believe these measures will favorably impact our schools’ 90-10 Rule percentages, they have had only limited impact to date and there is no assurance that they will be adequate to prevent our schools’ 90-10 Rule percentages from exceeding 90% in the future. We have substantially no control over the amount of Title IV student loans and grants sought by or awarded to our students.

Because of the increases in Title IV Program student loan limits and grants in recent years, we believe that many proprietary institutions are experiencing difficulty with respect to 90-10 Rule compliance. In our view, one potential unintended consequence of this pressure is higher tuition rates. This is because one of the more effective methods of reducing the 90-10 Rule percentage is to increase tuition prices above the applicable maximums for Title IV Program student loans and grants, requiring students to seek other sources of funding to pay eligible tuition and fees in order to reduce the percentage of revenue from Title IV sources. However, this consequence directly undermines ED’s interest in promoting affordable postsecondary education. Although modification of the rule could limit this undesirable impact on tuition, there is no assurance that ED, or Congress, will address this problem by modifying the rule or will address it in a manner that timely and favorably impacts compliance by our institutions. We currently anticipate raising tuition at several of our campuses and programs that are under pressure to comply with the 90-10 Rule, which could adversely affect our enrollment, our cohort default rates and gainful employment metrics.

We have tentatively calculated that, for our 2011 fiscal year, our institutions’ 90-10 Rule percentages ranged from approximately 61.1% to 94.5%. On February 14, 2012, we notified ED that we believe six of our OPEIDs had 90-10 Rule percentages above 90% for the 2011 fiscal year. These six institutions were our Sanford-Brown College institutions in Atlanta, GA, Boston, MA, Farmington, CT, Fenton, MO and McLean, VA as well as Missouri College, Brentwood, MO. The Sanford-Brown College institution in Atlanta, GA includes nine additional locations (Columbus, OH; Austin, TX; Houston, TX; Houston/North Loop, TX; and Middleburg Heights, OH; Sanford-Brown Institute, Ft. Lauderdale, FL; Landover, MD; New York, NY; and Trevose, PA) and the Sanford-Brown College institution in Fenton, MO includes one additional location (St. Peters, MO). These six OPEIDs contributed approximately $180 million of 2011 revenues and $12 million of operating income.

The six institutions that exceeded the 90-10 Rule limit in 2011 are now considered to be on provisional certification for two years and will be subject to possible additional ED sanctions. While ED has broad discretion to impose additional sanctions on these institutions, there is only limited precedent available to predict what those sanctions might be, particularly in the current regulatory environment. ED could specify a wide range of additional conditions as part of the provisional certification and the institutions’ continued participation in Title IV Programs. These conditions may include, among other things, restrictions on the total amount of Title IV Program funds that may be distributed to students attending the institutions; restrictions on programmatic and geographic expansion; requirements to obtain and post letters of credit; and additional reporting requirements to include additional interim financial or enrollment reporting. Should an institution become subject to such provisional certification at the time that its program participation agreement expires, the effect on the institution’s recertification or its continued eligibility to participate in Title IV Programs pending recertification is uncertain. Any of our institutions that derive more than 90% of its revenue from Title IV Programs for two consecutive fiscal years will lose their eligibility to participate in Title IV Programs for at least two fiscal years. In such event, such institutions’ operating and financial results would be materially adversely affected.

Any necessary further efforts to reduce the 90-10 Rule percentage for our institutions, especially if the percentage exceeds 90% for a fiscal year, may involve taking measures that reduce our revenue, increase our operating expenses, or both, in each case perhaps significantly. If the 90-10 Rule is not changed to provide relief for proprietary institutions, we may be required to make structural changes to our business in order to remain in compliance, which changes may materially alter the manner in which we conduct our business and materially and adversely impact our business, financial condition, results of operations and cash flows. Furthermore, these required changes could make more difficult our ability to comply with other important regulatory requirements, such as the cohort default rate regulations.

Our U.S. schools may lose their eligibility to participate in Title IV Programs if their student loan cohort default rates are greater than the standards set by ED.

To remain eligible to participate in Title IV Programs, our schools must maintain student loan cohort default rates below specified levels. ED calculates an educational institution’s cohort default rate annually as a measure of administrative capability. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30). The currently applicable cohort default rate for each cohort is the percentage of the students in the cohort who default on their student loans prior to the end of the following federal fiscal year, which represents a two-year measuring period. The cohort default rates are published by ED approximately 12 months after the end of the measuring period. Thus, in September 2011, ED published the two-year cohort default rates for the 2009 cohort, which measured the percentage of students who first entered into repayment during the year ended September 30, 2009 and defaulted prior to September 30, 2010. As discussed below, the measurement period for the cohort default rate has increased to three years starting with the 2009 cohort, and the three-year cohort default rates for the 2009 cohort are expected to be issued by ED in draft form in the first quarter of 2012 and published by ED in September 2012.

If an educational institution’s two-year cohort default rate exceeds 10% for any one of the three preceding years, it must delay for 30 days the release of the first disbursement of U.S. federal student loan proceeds to first time borrowers enrolled in the first year of an undergraduate program. As a matter of regular practice, all of our institutions have implemented a 30-day delay for such disbursements. If an institution’s two-year cohort default rate exceeds 25% for three consecutive years or 40% for any given year, it will become ineligible to participate in Title IV Programs and, as a result, its students would not be eligible for federal student financial aid. See Part I, Item 1 of this Annual Report on Form 10-K for a table listing each of our educational institution’s two-year cohort default rates. We believe the cohort default rates of our schools have been increasing over the past several years due to the challenging economic climate, and changes in the manner in which student loans are serviced.

The July 2010 elimination of the Federal Family Education Loan Program (“FFELP”), under which private lenders originated and serviced federally guaranteed student loans, and the resulting migration of all federal student loans to the Federal Direct Loan Program under which the federal government lends directly to students, could adversely impact loan repayment rates and our schools’ cohort default rates, if the federal government is less effective in promoting timely repayment of federal student loans than the private lenders were under the FFELP.

If our student loan default rates approach applicable limits, we may be required to increase our efforts and resources dedicated to improving these default rates. In addition, because there is a lag between the funding of a student loan and a default thereunder, many of the borrowers who are in default or at risk of default are former students with whom we may have only limited contact. Accordingly, we may not be able to effectively improve our default rates or improve them in a timely manner to meet the requirements for continued participation in Title IV Program funding if we experience a substantial increase in our student loan default rates.

The cohort default rate requirements were modified by the HEOA enacted in August 2008 to increase by one year the measuring period for each cohort. Starting in September 2012, ED will publish the official three-year cohort default rates in addition to the two-year rates. Beginning with the 2009 cohort, if an institution’s three-year cohort default rate exceeds 30% for any given year, it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate. We believe that our current repayment management efforts meet these requirements. If an institution’s three-year cohort default rates for the 2009 and 2010 cohorts exceed 30%, the institution may be subject to provisional certification imposing various additional requirements for participation in Title IV Programs.

Beginning with the three-year cohort default rate for the 2011 cohort to be published in September 2014, only the three-year rates will be applied for purposes of measuring compliance with the requirements and imposing sanctions, as follows:

•	Annual test. If the three-year cohort default rate for any given year exceeds 40%, the institution will cease to be eligible to participate in Title IV Programs; and

•

Three consecutive years test. If the institution’s three-year cohort default rate exceeds 30% (an increase from the current 25% threshold applicable to the two-year cohort default rates) for three consecutive years, beginning with the 2009 cohort, the institution will cease to be eligible to participate in Title IV Programs.

The consequences applicable to two-year cohort default rates will continue to apply through calendar year 2013 for the fiscal 2011 cohort.

In December 2009, ED released unofficial “trial” calculations of schools’ cohort default rates based on the new three-year repayment and default period mandated by a change in the Higher Education Act. The trial rates were for the 2005, 2006 and 2007 cohorts, meaning for students who entered repayment on their loans during the three fiscal year periods between October 2004 and September 2007. In issuing these trial rates, ED reminded institutions that the rates were unofficial, that they were being provided for information only, and that no sanctions would result from these rates. Further, because these were unofficial rates with no consequences, ED did not allow schools to challenge or appeal the rates and the data underlying them. ED also stated that the rates did not reflect certain adjustments that ED would normally have made if it were issuing official cohort default rates (for example, fewer than 30 borrowers in a cohort, low participation, mergers, recalculations due to appeals, and other adjustments). For the 2006 and 2007 cohorts, none of our institutions were above the regulatory thresholds that will take effect in 2014.

In February 2011, ED released the trial calculations of schools’ three year cohort default rates for the 2008 cohort. Following criticism by the higher education community of ED’s calculations of the trial rates, ED withdrew them, recalculated them and re-issued revised trial rates in April 2011 noting that the trial rates that had been previously released were “incorrectly inflated.” In doing so, ED again advised schools that these were unofficial, trial rates with no sanctions tied to them and no ability to appeal or challenge them. ED does not ever plan to allow schools to challenge the calculation of their individual trial three-year cohort default rates for 2008 cohort, or to issue official three-year cohort default rates for that year.

ED is expected to issue more authoritative three-year cohort default rates for students who entered repayment on their loans between October 2008 and September 2009, in the first quarter of 2012, but even those will be “draft” rates, which schools will be able to challenge in certain ways, and will not be official cohort default rates, which are expected to be issued sometime in the fall of 2012.

A listing of the most recent three years of published trial three-year cohort default rates for each of our main and additional (branch) campus locations for regulatory purposes is provided in the following table:

School, Main Campus Location (Additional locations as defined by accreditors are in parentheses)	Cohort Default Rate (3 year trial rate)
	2008	2007	2006
American InterContinental University
Schaumburg, IL (Online) (Atlanta, GA; Weston, FL; Houston, TX; London, England)	21.5%	19.7%	16.2%

Briarcliffe College
Bethpage, NY (Patchogue, NY)	20.7%	17.1%	14.7%

Brooks Institute
Santa Barbara, CA	12.2%	6.7%	4.2%

Brown College
Mendota Heights, MN (Brooklyn Center, MN)	12.8%	14.9%	14.1%

California Culinary Academy
San Francisco, CA	15.4%	9.4%	9.4%

Colorado Technical University
Colorado Springs, CO (Denver, CO; North Kansas City, MO; Sioux Falls, SD; Online)	23.1%	22.3%	23.8%

Harrington College of Design
Chicago, IL	12.0%	7.7%	5.3%

International Academy of Design & Technology
Chicago, IL (Troy, MI; Schaumburg, IL; Nashville, TN; Collins College; Phoenix, AZ)	22.6%	15.7%	17.0%
Tampa, FL (Orlando, FL; Henderson, NV; Sacramento, CA; San Antonio, TX; Seattle, WA; Online; Le Cordon Bleu College of Culinary Arts Orlando, FL; Sanford-Brown College, Portland, OR)	20.2%	17.2%	15.2%

Le Cordon Bleu College of Culinary Arts
Austin, TX (Dallas, TX; Sacramento, CA; Seattle, WA; and St. Peters, MO; Sanford-Brown College, Collinsville, IL and Hazelwood, MO)	22.0%	13.3%	19.8%
Pasadena, CA (Hollywood, CA; Sanford-Brown College, Dearborn, MI; Grand Rapids, MI; Hillside, IL; Indianapolis, IN; Phoenix, AZ; Tinley Park, IL; and Skokie, IL; Sanford-Brown Institute, Orlando, FL)	14.9%	8.4%	11.1%
Portland, OR (Tucker, GA; Mendota Heights, MN)	19.8%	12.5%	14.6%
Scottsdale, AZ (includes Online) (Las Vegas, NV)	20.0%	17.0%	16.6%

Le Cordon Bleu College of Culinary Arts in Chicago
Chicago, IL	18.6%	12.1%	15.3%

Le Cordon Bleu Institute of Culinary Arts
Pittsburgh, PA (Le Cordon Bleu College of Culinary Arts, Inc., a private two year college (Cambridge, MA); Le Cordon Bleu College of Culinary Arts, Miramar, FL)	19.7%	15.6%	15.7%

School, Main Campus Location (Additional locations as defined by accreditors are in parentheses)	Cohort Default Rate (3 year trial rate)
	2008	2007	2006

Missouri College
Brentwood, MO	20.0%	16.4%	16.9%

Sanford-Brown College
Atlanta, GA (Columbus, OH; Houston, TX; Houston/North Loop, TX; and Middleburg Heights, OH; Sanford-Brown Institute, Austin, TX; Ft. Lauderdale, FL; Landover, MD; New York, NY; and Trevose, PA)	24.7%	20.8%	21.4%
Boston, MA (Sanford-Brown College, Inc., a private two-year college)	27.4%	24.6%	23.8%
Dallas, TX (San Antonio, TX; Sanford-Brown Institute, Garden City, NY)	27.2%	19.7%	18.3%
Farmington, CT	28.5%	24.9%	17.4%
Fenton, MO (St. Peters, MO)	20.9%	23.0%	20.2%
McLean, VA	25.4%	25.3%	27.4%

Sanford-Brown Institute
Jacksonville, FL (Iselin, NJ; Tampa, FL; Sanford-Brown College, West Allis, WI)	20.5%	20.5%	16.3%
Pittsburgh, PA (Pittsburgh, PA)	15.4%	22.3%	20.7%
White Plains, NY	22.1%	24.6%	25.5%

SBI Campus—an Affiliate of Sanford-Brown
Melville, NY (Sanford-Brown Institute, Cranston, RI)	18.6%	21.9%	21.0%

A failure to demonstrate “administrative capability” or “financial responsibility” may result in the loss of our schools’ eligibility to participate in Title IV Programs, which would materially and adversely affect our business.

To participate in Title IV Programs, our schools must satisfy specific measures of financial responsibility prescribed by ED, or post a letter of credit in favor of ED and possibly accept other conditions on its participation in Title IV Programs. Pursuant to the Title IV Program regulations, each eligible higher education institution must satisfy a measure of financial responsibility that is based on a weighted average of three annual tests which assess the financial condition of the institution. The three tests measure primary reserve, equity and net income ratios. The Primary Reserve Ratio is a measure of an institution’s financial viability and liquidity. The Equity Ratio is a measure of an institution’s capital resources and its ability to borrow. The Net Income Ratio is a measure of an institution’s profitability. These tests provide three individual scores that are converted into a single composite score. The maximum composite score is 3.0. If the institution achieves a composite score of at least 1.5, it is considered financially responsible. A composite score from 1.0 to 1.4 is considered to be in “the zone” of financially responsibility, and the institution may continue to participate as a financially responsible institution for up to three years, subject to additional monitoring and other consequences. If an institution does not achieve a composite score of at least 1.0, it may demonstrate its financial responsibility or satisfy an alternative by posting a letter of credit in favor of ED in an amount equal to at least 50% of Title IV Program funds received by the institution in its prior fiscal year or posting a letter of credit in an amount equal it at least 10% of Title IV Program funds received by the institution in its prior fiscal year and accepting provisional certification and other conditions. These conditions could include being transferred from the “advance” system of payment of Title IV Program funds to cash monitoring status or to the “reimbursement” system of payment, under which the institution must disburse its own funds to students and document the students’ eligibility for Title IV Program funds before receiving such funds from ED, which could result in a significant delay in receiving such funds.

ED applies its quantitative financial responsibility tests annually based on the school’s audited financial statements and may apply the tests if a school undergoes a change in control or under other circumstances. ED also may apply the tests to us, as the parent company of our schools, and to other related entities. Recent profitability declines at several of our institutions have placed downward pressure on our financial responsibility composite scores; however, we believe all of our institutions, as well as the Company, on a consolidated basis, have continued to maintain a composite score above 1.50 for fiscal 2011.

Limits may be placed on our U.S. schools’ participation in Title IV Programs if they fail to satisfy ED’s administrative capability standards that cover staffing, procedures for disbursing and safeguarding Title IV Program funds, reporting and other procedural matters. If a school fails to meet these criteria, ED may require repayment of previously disbursed Title IV Program funds, place the school on provisional certification status, or transfer the school from ED’s advance funding arrangement to another funding arrangement, impose fines, or limit or terminate the school’s participation in Title IV Programs.

If our schools fail to maintain administrative capability or financial responsibility, as defined by ED, they could lose their eligibility to participate in Title IV Programs or have that eligibility adversely conditioned, which would have a material adverse effect on our business. Limitations on, or termination of, participation in Title IV Programs as a result of the failure to demonstrate administrative capability or financial responsibility would limit students’ access to Title IV Program funds, which would significantly reduce the enrollments and revenues of our schools eligible to participate in Title IV Programs and materially and adversely affect our business, financial condition, results of operations and cash flows.

If any of our programs fail to qualify as programs leading to “gainful employment” in a recognized occupation under ED regulations, students in those programs would be unable to obtain Title IV Program funds to finance their education and, if student demand for those programs declined significantly, we may determine to cease offering those programs.

Under the HEA, proprietary schools are eligible to participate in Title IV Programs only in respect of educational programs that lead to “gainful employment in a recognized occupation,” which include all of the educational programs offered by all of our schools. Beginning July 1, 2011, proprietary institutions of higher education and public or not-for profit institutions offering postsecondary non-degree programs must disclose to prospective students the following information for each Title IV eligible program: the occupations that a program prepares students to enter, along with links to occupational profiles on O*NET (http://www.onetonline.org/); the estimated cost for students to complete the program, including tuition, fees, books, and other related costs; on-time graduation rates as defined by regulation; the median loan debt of program completers; and placement rates for the program, if a placement rate is required by an institutional or programmatic accreditor or a state regulator. Beginning in November 2011, institutions must annually submit information to ED about all students who were enrolled in or completed one of the institution’s Title-IV eligible programs which lead to gainful employment in a recognized occupation in the preceding years. The information to be reported to ED includes: identifying information for each student and the institution; the name and Classification of Instructional Program (“CIP”) code of that program; the amount of debt owed by the student under private loans and/or institutional finance plans, matriculation information if the student matriculated to a higher credentialed program; and end of year enrollment information. Additionally, beginning July 1, 2011 the final regulations require institutions to notify ED at least 90 days before the commencement of new educational programs leading to gainful employment in recognized occupations where the institution is seeking to distribute Title IV Program funds to enrollees of the new program. This notification must include new types of information not previously required in such applications, such as the following: a statement regarding the institution’s demonstrated financial responsibility and administrative capability of the institution; a statement outlining how the institution determined the demand for the program; a wage analysis; an institutional program review and approval process. Unless ED, in its discretion, requires approval for new programs, a school is not required to obtain formal ED approval if the notification is submitted on a timely basis. If such approval is required, an alert notice will be sent to the school at least 30 days before the first day of class with a request for additional information. If a new program is denied, ED will explain how the program failed and provide an opportunity for the school to respond or request reconsideration.

ED promulgated final regulations on June 13, 2011, imposing additional Title IV Program eligibility requirements on educational programs leading to gainful employment. The final regulations are conceptually similar to proposed regulations proposed by ED in 2010, but relax certain requirements and extend the time period for compliance. The final gainful employment rules define—for the first time—the standards that will be used to measure whether an educational program prepare students for “gainful employment” as that term is used in the HEA. The rules establish three annual standards related to student loan borrowing by which gainful employment will be measured, effective July 1, 2012:

1.	Annual loan repayment rate, which assesses whether the federal student loan debt incurred by the applicable cohort of borrowers to attend the program is being repaid at a rate that implies the cohort received an education that enabled them to find gainful employment and successfully repay their loans. The most common calculation of the annual loan repayment rate for an academic program is the percentage of total student loans incurred by a cohort of borrowers to fund the costs of a program that are in satisfactory repayment status up to two to four years after the cohort of borrowers entered repayment. Generally, an individual loan is considered in satisfactory repayment status if the borrower has made payments that reduce the outstanding principal on the loan as of the first day of the federal fiscal year. Rates are calculated on a federal fiscal year basis. The repayment rate must be at least 35%. Institutions will be able to challenge the repayment rate data using a process somewhat similar to one used to challenge cohort default rates.

2.	Discretionary income threshold, which determines whether the annual repayment required on total student loan debt of students who completed an academic program is reasonable compared to their discretionary income. For purposes of determining the annual loan repayment amount for a given student, ED will use the lesser of the amount of student loan debt incurred by the student or the total amount of tuition and fees the institution charged the student for enrollment in all programs at the institution, if tuition and fee information is provided by the institution. The median annual loan payment amount for the applicable cohort of students (calculated as described below) may not be greater than 30% of the greater of their average or median discretionary income. Discretionary income is the annual earnings of a program completer minus 150% of the U.S. Department of Health and Human Services (“HHS”) poverty guideline for a single person. The debt-to-discretionary income ratio examines students in their third or fourth year after graduation, calculated on a federal fiscal year basis.

3.	Actual earnings threshold, which determines whether the annual repayment required on total student loan debt of students who completed an academic program is reasonable when compared to their actual annual earnings. For purposes of determining the annual loan repayment for a given student, ED will use the lesser of the amount of student loan debt incurred by the student or the total amount of tuition and fees the institution charged the student for enrollment in all programs at the institution, if tuition and fee information is provided by the institution. The median annual loan payment amount for the applicable cohort of students (calculated as described below) may not be greater than 12% of the greater of their average or median annual earnings. The debt-to-actual earnings ratio examines students in their third or fourth year after graduation, calculated on a federal fiscal year basis.

An academic program that passes any one standard for a given year is considered to be preparing students for gainful employment. If an academic program fails all three metrics for a given year, the institution will have to provide additional disclosures or “warnings,” but will also have the opportunity to improve the performance of that program. After one failure, the institution must disclose to students and prospective students the amount by which the program missed the minimal acceptable performance and the program’s plan for improvement. After two failures within three years, the institution must inform students in the failing program that their debts may be unaffordable, that the program may lose eligibility, and what transfer options exist. After three failures within four years, the academic program loses eligibility to participate in Title IV Programs for at least three years, although the program could be continued without Title IV Program funding. If a particular program ceased to be eligible for Title IV Program funding, in most cases it would not be practical to continue offering that program under our current business model.

The earliest a program could lose eligibility under the gainful employment rule will be 2015, based on the 2012, 2013 and 2014 metrics.

Because ED’s gainful employment rules will be implemented over several years and are based at least in part on data that is unavailable to us, it is not possible at this time to determine with any degree of certainty whether it will cause any of our programs to become ineligible for Title IV Program funding. ED will limit the number of programs that will lose eligibility based on failing all of the debt measures for three years out of four to no more than 5% of programs (weighted by enrollment) at proprietary institutions. It is possible that certain of our programs, primarily within our Culinary Arts and Art & Design programs, may be unable to maintain eligibility to enroll students receiving Title IV Program funds or have restrictions placed upon program offerings as a result of not meeting prescribed metrics. Such loss of or restrictions to program eligibility may result in us determining to terminate or modify the affected programs under our current business model, and also result in a realignment of the types of educational programs we offer in order to comply with the new rules.

Although the final rules regarding gainful employment metrics provide opportunities to address program deficiencies before the loss of Title IV Program eligibility, the continuing eligibility of our educational programs for Title IV Program funding is at risk due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are current in repayment of their student loans, and other factors. In addition, the disclosure requirements to students following a failure to meet the standards may adversely impact enrollment in that program and may adversely impact the reputation of our educational institutions. The exposure to these external factors may reduce our ability to offer or continue certain types of programs for which there is market demand, thus impacting our ability to maintain or grow our business.

The requirements for reporting information relating to our programs to ED and to our students will substantially increase our administrative burdens, particularly during the implementation phase. These reporting and the other procedural changes in the new rules could impact student enrollment, persistence and retention in ways that we cannot now predict. For example, if our reported program information compares unfavorably with other reporting educational institutions, it could adversely impact demand for our programs.

The U.S. Congress commenced hearings and other examinations of the proprietary educational sector that have resulted in adverse publicity for the proprietary postsecondary education sector and could result in legislation, ED rulemaking, restrictions on Title IV Program participation by proprietary schools, litigation or other actions that may materially and adversely affect our business.

Both the U.S. House of Representatives Education and Labor Committee and the U.S. Senate Health, Education, Labor and Pensions Committee (“HELP Committee”) commenced a series of hearings into the proprietary postsecondary education sector in June 2010, including accreditation matters, student debt, student recruiting, student success and outcomes, and other matters, which hearings are ongoing. The U.S. Senate also released a report, “Emerging Risk?: An Overview of Growth, Spending, Student Debt and Unanswered Questions in For-Profit Higher Education.” The Chairmen of each of these education committees, together with other members of Congress, requested the Government Accountability Office (“GAO”) to conduct a review and prepare a report with recommendations regarding various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions’ revenue is composed of Title IV Program and other federal funding sources. In addition, in August 2010, the HELP Committee requested information from 30 companies operating proprietary schools, including us and other proprietary publicly traded companies providing postsecondary education services. We provided documents and information in response to the HELP Committee’s request. In September 2010, the HELP Committee released a second report, “The Return on the Federal Investment in For-Profit Education: Debt Without a Diploma.” Senator Harkin has held subsequent hearings and roundtable discussions, most recently on July 21, 2011. On September 22, 2011, Senator

Tom Carper, the Chairman of the Senate Homeland Security and Government Affairs Subcommittee on Federal Financial Management, Government Information, Federal Services and International Security, held a hearing on “Improving Educational Outcomes for Our Military and Veterans” that covered the quality of education and treatment of educational benefits for military personnel for purposes of the 90-10 Rule. These hearings, the requested GAO review and the HELP Committee’s information request could lead to adverse legislation, additional new ED regulatory requirements, negative media coverage, federal or other investigations of the proprietary postsecondary education industry, or third-party litigation related to information arising from these activities.

We cannot predict the extent to which, or whether, these hearings and examinations will result in further legislation or rulemaking affecting our participation in Title IV Programs, or result in other events that could affect aspects of our business. If any laws or regulations are adopted that limit or terminate our participation in Title IV Programs or the amount of student financial aid for which our students are eligible, our business could be adversely and materially impacted.

The confluence of the increasing scrutiny in Congress of the proprietary education sector and the unprecedented budget deficits increases the likelihood of new legislation that will adversely impact our business. For example, Congress could extend the elimination of the in-school interest subsidy to undergraduate students or to undergraduate students in proprietary institutions, reduce the maximum amount of or change the eligibility standards for student loans and/or Pell Grants or make other material changes in Title IV Programs driven by policy considerations, economic considerations or both. Any action by Congress that significantly reduces Title IV Program funding, whether through across-the-board funding reductions, sequestration or otherwise, or materially impacts the eligibility of our institutions or students to participate in Title IV Programs would have a material adverse effect on our enrollment, financial condition, results of operations and cash flows. Congressional action could also require us to modify our practices in ways that could increase our administrative costs and reduce our operating income, which could have a material adverse effect on our financial condition, results of operations and cash flows.

If Congress significantly reduced the amount of available Title IV Program funding, we would attempt to arrange for alternative sources of financial aid for our students, which may include lending funds directly to our students, but private sources would not be able to provide as much funding to our students on as favorable terms as is currently provided by Title IV. In addition, private organizations could require us to guarantee all or part of this assistance and we might incur other additional costs. For these reasons, private, alternative sources of student financial aid would only partly offset, if at all, the impact on our business of reduced Title IV Program funding.

We are in the process of consolidating most of our nationally accredited institutions with separate OPEIDs into a single institution and single OPEID. The consolidation process itself is complicated and has risks as does our continued operation of so many campuses as a single institution for Title IV Program compliance purposes.

Since June 2011, we have been working with ED, ACICS and numerous state regulators to consolidate as many as 19 separate institutions or OPEIDs into a single institution or OPEID. The consolidation will require internal reprogramming of our systems and Title IV Program aid processing realignment that could adversely impact operations. The consolidation will create certain risks. Because the Title IV Program compliance of so many of our campuses will be evaluated as a single institution, compliance issues at one campus could result in a sanction or other action that negatively impacts the whole group (for instance, a problem at a single campus could lead ED to limit the ability of all of the campuses within the consolidated OPEID to add new programs or take such actions against the consolidated group of campuses). Another result of this consolidation will be the calculation of a single student loan cohort default rate and a single rate under the 90-10 Rule for all of the campuses within the consolidated institution. This consolidation will not alleviate the risks we face in continuing to comply with the 90-10 Rule.

We have received all the requisite approvals and acknowledgements to proceed with the consolidation from our state regulators and institutional accreditor and are awaiting approval of our application from ED. On

December 27, 2011 we received a letter from ED requesting all of our regulatory correspondence with all state agencies and accreditors dating back to June 30, 2010. ED noted in its request that it would defer any final approval of our application for the consolidation pending its review of the materials provided. Because the consolidation did not occur prior to the end of fiscal 2011, we will again prepare separate Title IV Program compliance audits and report separate compliance metrics for each of our affected OPEIDs for fiscal 2011. As previously noted, we have reported to ED that we believe six of our OPEIDs that are part of the outstanding consolidation application did not satisfy the 90-10 Rule in 2011. It is unclear what impact this will have on ED’s review of our application or the terms of any approval of the consolidated group of schools. It is also unclear what the impact would be on our consolidation application or the terms of any approval on the consolidated group of schools if one or more of the OPEIDs we are consolidating were to fail to meet other regulatory requirements or have a material compliance issue arise in its audit for fiscal 2011. We would expect ED to review any such situation based on the particular facts and circumstances, and there could be an adverse impact on the consolidated institution or ED’s decision to approve the application.

ED rulemaking could materially and adversely affect our operations, business, results of operations, financial condition and cash flows.

In October 2010, ED issued new regulations pertaining to certain aspects of the administration of the Title IV Programs, including, but not limited to state authorization; gainful employment; compensation rules for persons and entities engaged in certain aspects of recruiting, admissions and student financial aid; determination of attendance; and definition of credit hours. With minor exceptions, these regulations became effective July 1, 2011.

These new regulations could have a significant impact on our business. Among the most significant regulatory changes that we have identified for our business are:

•

the elimination of “safe harbors” that had allowed, under limited and prescribed circumstances, payment of certain types of compensation to employees (including higher level employees) and third parties involved in student recruiting, admissions or financial aid activities;

•	imposition of extensive record-keeping and disclosure requirements regarding the employment of graduates, as part of the gainful employment regulations described above;

•	defining a credit hour for purposes of determining program eligibility for Title IV student financial aid;

•	establishing more stringent state approval requirements that may require or encourage states to modify existing state approval and licensing processes;

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

These rules have required us to change certain of our business practices, incur costs of compliance and of developing and implementing changes in operations, and may affect student recruitment and enrollment, result in changes in or elimination of certain educational programs and have other significant or material effects on our business.

Among other things, these rules will impact or have impacted our compensation programs for persons (including higher level employees) and entities involved in student recruitment, admissions and financial aid, including third-party lead generators and Internet marketing vendors, which may adversely affect:

•	our ability to compensate our employees involved in recruitment, admissions and student financial aid based on relative merit,

•	our recruitment and retention of such employees,

•	the motivation and effectiveness of such employees,

•	our ability to provide certain forms of compensation to management, impacting recruitment and retention,

•	our compensation practices for third-party Internet marketing and lead-generation service providers,

•	the quality of leads generated by these third-party service providers and increased cost for leads,

•

our marketing costs and marketing strategies, by decreasing marketing efficiency to the extent we conduct direct marketing rather than utilize third-party lead aggregators, and through increasing costs of recruiting and enrolling prospective students, and

•	our revenues, if we are unable to maintain or increase the rate of student enrollments.

We have terminated certain compensation payments to our affected employees and have implemented changes in contractual or other arrangements with third parties to change payment structures formerly allowed under ED rules.

Our schools offering distance learning are completing additional applications for licensures or confirming exemptions for their distance learning programs. At this time, the impact and potential costs of federal and state distance learning regulations on our schools is still uncertain but will increase our costs of regulatory compliance, will likely delay the introduction of new programs and as a result of these new regulations may have other material adverse effects on our operations, revenues, results of operations and cash flows.

The requirements for reporting gainful employment-related information relating to our programs to ED and to our students will substantially increase our administrative burdens, particularly during the implementation phase. This reporting and the other procedural changes in the new rules could impact student enrollment, persistence and retention in ways that we cannot now predict. For example, if our reported program information compares unfavorably with other reporting educational institutions, it could adversely impact demand for our programs. In addition, the ability of our U.S. schools or OPEIDs to continue to meet the 90-10 Rule and to therefore qualify to participate in Title IV Program funding, may be negatively impacted by changes we make to comply with final gainful employment regulations, by the expiration of temporary relief related to the classification of certain Stafford loan revenues, by changes in the allowable amounts of Pell Grants made annually to students, new regulations or interpretations by ED regarding the types of funding sources classified as non-Title IV Program funds, other ED regulations or interpretations affecting technical aspects of the calculation methodology under the Rule, or other factors that we cannot predict or control. Failure to meet the 90-10 Rule by our schools or OPEIDs could have a material adverse impact on our business, financial condition, results of operation, cash flows and value of our common stock.

In addition to the rules, ED routinely issues “Dear Colleague Letters” to provide sub-regulatory guidance on certain areas of final regulations. The guidance is provided to assist institutions with understanding the regulations in these areas, and does not make any changes to the regulations. ED has issued numerous Dear Colleague Letters to provide further information on other provisions of the program integrity regulations and created a website dedicated to gainful employment information found at http://ifap.ed.gov/GainfulEmploymentInfo/index.html.

On September 27, 2011, ED published a Notice of Proposed Rulemaking (“NPRM”) to amend regulations and to streamline the application and approval process for new programs, as required by the gainful employment rules. The public comment period ended on November 14, 2011 and ED is reviewing and considering responses to the NPRM before publishing final regulations that would be effective by July 2013.

In April 2011, ED announced its intention to establish one or more negotiated rulemaking committees to propose additional new regulations under HEA. ED held three public hearings in May 2011, at which interested parties suggested issues that should be considered for action by the negotiating committees. In October 2011, ED announced that it would be establishing two new negotiated rulemaking committees: one to address student loan issues and the other to address issues related to teacher preparation and the TEACH grant program. In January 2012, each of the committees held its first working meeting. If the work of either or both of these committees results in proposals for specific new regulations, ED will have to finalize and publish the new regulations by November 1, 2012, in order for the new regulations to take effect July 1, 2013.

The new rules imposed by ED require a large number of reporting and operational changes. We believe we have substantially complied with the new reporting and disclosure requirements that were effective July 1, 2011, and we expect to be in substantial compliance with the remaining requirements by the respective effective dates. However, because of the scale and complexity of our educational programs, we may be unable to fully develop, test and implement all of the necessary modifications to our information management systems and administrative processes by the required dates. We may be subject to administrative or other sanctions if we are unable to comply with these reporting and disclosure requirements on a timely basis. In addition, these changes, individually or in combination, may impact our student enrollment, persistence and retention in ways that we cannot now predict.

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

Government and regulatory agencies and third parties may bring actions against us based on alleged violations of the extensive regulatory requirements applicable to us, alleged misrepresentations and other claims. While our compliance programs are similarly extensive and emphasize individual and organizational responsibility for compliance, as well as employing technological compliance controls, it is possible for one or more of our employees to engage in non-compliant behavior or make statements that violate some aspect of the extensive regulations governing our schools and business. Any alleged or other purported misrepresentations or actual infractions could result in (a) imposition of monetary fines or penalties, (b) repayment of funds received under Title IV Programs or state financial aid programs, (c) restrictions on or termination of our U.S. schools’ eligibility to participate in Title IV Programs or state financial aid programs, (d) limits on, or result in termination of, our U.S. schools’ operations or ability to grant degrees, diplomas and certificates, (e) restriction or revocation of our U.S. schools’ accreditations, (f) limitations on our ability to open new schools or offer new programs, (g) costly investigations or adversarial proceedings, or (h) civil or criminal penalties being levied against us or our schools. Any one of these outcomes could materially adversely affect our financial condition, results of operations, and cash flows or result in the imposition of significant restrictions on us and our ability to operate. We may also be required to expend significant resources defending against such claims.

Due to their participation in Title IV Programs, our schools and universities are subject to periodic program reviews and audits by ED for the purpose of evaluating an institution’s compliance with Title IV Program requirements, identifying any liabilities to ED or students caused by errors in compliance, and improving future institutional capabilities. As previously disclosed, ED conducted a program review of AIU in November 2009. On July 14, 2010, AIU received a copy of ED’s Program Review Report, which is a preliminary report of ED’s findings from its program review. The Program Review Report identified six findings, two of which were deemed to be systemic findings by ED’s program review team. These two findings relate to AIU’s policy for determining student attendance in online courses for purposes of determining such students’ enrollment status, withdrawal dates and associated timing respecting the return of unearned Title IV Program funds. Based on information available to us, we cannot determine a range of loss for these findings or assess whether an unfavorable outcome could have a material adverse effect on our business, results of operations, cash flows or financial position. The remaining findings were isolated and generally relate to processing errors. We believe the amounts involved in these four findings are immaterial. AIU submitted its response to ED’s Program Review Report on November 29, 2010 and is awaiting ED’s issuance of a Final Program Review Determination letter that will specify any required corrective action and amounts owed to ED, if any.

In addition, as previously disclosed, ED’s Office of Inspector General audit services division commenced a compliance audit of CTU in June 2010, covering the period July 5, 2009 to May 16, 2010, to determine whether CTU had policies and procedures to ensure that CTU administered Title IV Program and other federal program funds in accordance with applicable federal law and regulation. On January 13, 2012, the OIG issued a draft report identifying three findings, two of potential material non-compliance. Specifically, documentation of attendance of students enrolled in online programs and calculation of returns of Title IV Program funds arising from student withdrawals without official notice to the institution. CTU is in the process of preparing a written response to the OIG, contesting these findings which is due on February 29, 2012. After CTU submits its response to the draft OIG report, the OIG report, along with CTU’s response, will be forwarded to ED’s Office of Federal Student Aid which will make an independent assessment of what further action, if any, is warranted. Based on information available to us, we cannot determine a range of loss for these findings or assess whether an unfavorable outcome could have a material adverse effect on our business, results of operations, cash flows or financial position.

In August 2011, the U.S. Department of Veterans Affairs (“VA”) conducted a compliance survey at the Colorado Springs campus of CTU. While the VA has not yet issued a report respecting its findings, at an exit conference held on August 9, 2011, the VA informed CTU that it had identified certain students for whom it believed CTU had incorrectly certified the monthly housing allowance (“MHA”) provided pursuant to the Post-9/11 Veterans Educational Assistance Act (“Post-9/11 GI Bill”). While CTU believes the position of the VA Regional Office is based on a difference in interpretation of applicable provisions of law, CTU is working with the VA to ensure that students entitled to benefits under the Post-9/11 GI Bill will not be adversely impacted or held responsible for any adjustments that are made respecting the MHA. Based on information currently available to us, we estimate potential reimbursements by CTU of approximately $5.0 million. Accordingly, we have accrued $5.0 million as an estimate for the reasonably possible settlement of this matter. At this time, the survey of the Colorado Springs campus is not concluded. The VA is also conducting compliance survey reviews at other CTU ground campuses, including Denver, Kansas City and Sioux Falls, and is expected to conduct a compliance survey review of CTU Online starting in March 2012. The VA has not conducted exit conferences or issued reports on these additional compliance surveys.

ED recently moved all of our institutions from what is called the Advance Method of Payment to what is called Heightened Cash Monitoring 1 status. Although our existing practices substantially conform to the requirements of this more restrictive method of drawing down students’ Title IV Program funds, ED may find violations of the HEA or ED regulations that would cause ED to transfer our schools to Heightened Cash Monitoring 2 which would substantially delay our receipt of Title IV Program funds and impose additional documentation and waiting period requirements.

If our schools fail to meet the substantial regulatory requirements they are subject to, they could be required to refund amounts received under Title IV Programs or state financial aid programs or subject to monetary damages, sanctions or significant limitations on our operations which could significantly reduce the enrollments and revenues of our schools eligible to participate in Title IV programs and materially and adversely affect our business, financial condition, results of operations and cash flows. We may be required to expend significant resources to defend against those claims

Any failure to comply with state and regulatory requirements, or new state legislative or regulatory initiatives affecting our schools, could have a material adverse effect on our student population, results of operations, financial condition and cash flows.

Our schools are subject to extensive state-level regulation and oversight by state licensing agencies, whose approval or exemption is necessary to allow an institution to operate and grant degrees or diplomas. State laws vary from state to state, but generally establish standards for faculty qualifications, the location and nature of facilities, financial policies, new programs and student instruction, administrative staff, marketing and recruitment and other operational and administrative procedures. Any failure of one of our U.S. schools to maintain state authorization would result in that school being unable to offer educational programs and students attending the campus being ineligible for Title IV Programs. State legislatures often consider legislation affecting regulation of postsecondary educational institutions. Enactment of this legislation and ensuing regulations, or changes in interpretation of existing regulations, may impose substantial costs on our schools and require them to modify their operations in order to comply with the new regulations.

Additionally, the October 29, 2010 regulations impose requirements on states with regard to their licensure and authorization of postsecondary institutions such as those operated by us. States that do not currently have an approval framework that meets ED requirements will need to modify their authorization and licensure requirements in order for them to maintain their eligibility to participate in Title IV Programs. State regulatory changes and approval and exemption processes can be lengthy and may be made more difficult and time consuming as a result of state budget challenges, increased pressures on states caused by new federal regulations and staffing shortages. These new requirements went into effect July 1, 2011 and have required our schools to act quickly to a changing state regulatory landscape as they adapt to the new guidelines imposed by ED.

The October 29, 2010 regulations also require that an institution offering distance learning or online programs secure the approval of those states which require such approval and provide evidence of such approval to ED upon request. On July 12, 2011, the U.S. District Court for the District of Columbia struck down those portions of the October 29, 2010 regulations requiring proof of state approval for online education programs. That holding has been appealed by ED. If the lower court ruling is upheld, ED may elect to re-introduce this rule. These regulations, among other things, may require our schools offering distance education to obtain state approvals or registrations or exemptions from such requirements from additional states which currently or in the future may elect to regulate institutions that enroll the relevant states’ residents in online programs and courses. State regulatory requirements for online education are inconsistent between states, change frequently and, in some instances, are not clear, and the interpretation of such regulations is generally left to the discretion of state employees or agents. In response to the new ED rules, states that do not presently regulate delivery of online courses and programs have enacted legislation or issue regulations or interpret existing regulations to specifically address online educational programs, such as those offered by our schools, may enact or issue further regulations impacting the availability of exemptions from licensure in certain states, or otherwise affect our schools’ operations. Our schools offering distance learning have submitted or expect to submit additional applications for licensures or exemptions for their distance learning programs. Many other educational institutions have or will be submitting similar applications and we cannot anticipate how quickly the state agencies, some of which we believe are taxed by resource shortages, will be able to respond to the applications. While ED’s final regulations contain provisions for obtaining annual waivers that may allow schools to operate without specific state regulatory approvals through July 1, 2013, if one of our schools offering distance learning does not have the appropriate state approvals for its online programs or is not able to customize its policies, procedures or programs to meet select state regulatory requirements or is unable to obtain a waiver, it may not be able to continue to offer distance education to students in those states unless it obtains the waiver or additional approvals or exemptions or changes its policies, procedures or programs for those students, which could have a material impact on our business, financial condition, results of operations, cash flows and the value of our common stock.

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

Increased scrutiny by Congress and various governmental agencies regarding student loan activities has produced uncertainty concerning restrictions applicable to administration of Title IV Programs, the funding for those programs, and student lending activities. If these uncertainties are not satisfactorily or timely resolved, we may face increased regulatory burdens and costs or experience adverse impacts on our student enrollment. Investigations, claims, and actions against us and other postsecondary education providers could adversely affect our reputation, revenues, financial results and stock price.

We and other postsecondary education providers have been subject to increased regulatory scrutiny and litigation in recent years concerning student lending. State attorneys general, ED, the U.S. Congress and other parties have increasingly focused on student loan programs, including Title IV Programs, investigating allegations of conflicts of interest between some institutions and lenders that previously provided Title IV loans, lenders providing questionable incentives to schools or school employees, claims of deceptive marketing practices for student loans, and schools steering students to specific lenders. Several institutions and lenders have been cited for these problems and have made monetary payments to settle those claims. A number of schools, including some of our schools, have entered into codes of conduct regarding student referrals to lenders in various states.

In response to allegations regarding student loan programs, Congress has passed new laws, ED has enacted stricter regulations, and several states have adopted codes of conduct or enacted state laws that further regulate the conduct of lenders, schools, and school personnel. The Health Care and Education Reconciliation Act of 2010 (“HCERA”), which took effect on July 1, 2010, eliminated the bank-based Federal Family Education Loan Program and all new federal student loans are being made through ED’s William D. Ford Direct Loan Program. Under the Direct Loan Program, students borrow directly from ED instead of from banks, with ED’s private sector partners disbursing, servicing and collecting the loans.

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

In the U.S., accrediting agencies periodically review the academic quality of an institution’s instructional programs and its administrative and financial operations to ensure that the institution has the resources to perform its educational mission. ED relies on accrediting agencies to assess whether an institution’s educational programs qualify the school to participate in Title IV Programs. Furthermore, many states and professional associations require professional programs to be accredited, and require individuals who must pass professional license exams to have graduated from accredited programs. While programmatic accreditation is not a sufficient basis to qualify for institutional Title IV Program certification, programmatic certification assists program graduates to practice as professionals or otherwise seek employment in their chosen field. Those of our programs that do not have such programmatic accreditation, or fail to maintain such accreditation, may experience adverse publicity, declining enrollments, or suffer other materially adverse impacts, which could result in it being impractical for us to continue offering such programs.

On November 14, 2011, the Company received a letter from ACICS directing the Company, on behalf of 49 of its ACICS-accredited institutions in the Health Education and Art & Design segments, to show-cause at the ACICS’ December 2011 meeting as to why the Institutions’ current grants of accreditation should not be withdrawn by way of suspension. The show-cause directive relates to the adequacy of the administrative practices and controls relative to the Company’s calculation of placement rates. We appeared before ACICS on December 7, 2011 and reviewed, among other things, the procedures we have implemented to ensure the accurate determination and reporting of placement rates. On December 13, 2011, ACICS advised us that it decided to defer further action on its show-cause directive until its next regularly scheduled meeting in April 2012. The directive now applies to all 71 of our schools accredited by ACICS, including the institutions in our Culinary Arts segment. ACICS acknowledged the efforts we had implemented to address concerns related to the verification of placement data, but has sought additional information regarding prior data and confirmation that the efforts will continue for a sustained period of time and be implemented at all campuses accredited by the agency. ACICS has requested that we provide certain additional information to ACICS in advance of the April 2012 meeting. While the show-cause directive is in effect, ACICS will not accept any applications for new programs or the initiation of additional locations or campus additions.

As previously disclosed, the Company’s Board of Directors directed independent legal counsel, Dewey & LeBoeuf LLP (“Dewey”), to conduct an investigation into the determination of placement rates at its Health Education segment schools. Subsequently, the Board of Directors directed Dewey to review placement rate determination practices at all of the Company’s domestic schools. Dewey has completed its investigation and review and has reported the results of its investigation and review to the Board.

Dewey’s review of the Company’s domestic schools involved primarily an assessment of internal placement data that had not yet been made public or made available to students based on required reporting deadlines. In its review of the Company’s remaining domestic schools, Dewey did not identify evidence of the types of improper placement determination practices that were previously identified at certain of the Company’s Health Education segment schools. Dewey identified some errors in internal data at certain of the schools as well as certain unsupported placements, and the Company revised the data in accordance with these findings. The Company has reported the results of Dewey’s assessment of these schools to relevant regulatory and accrediting bodies, as appropriate. Our Health Education and Art & Design segment schools reported 2010-2011 placement rates to ACICS, taking into account Dewey’s assessment, in accordance with their annual reporting schedule.

The ACICS placement rate standard for the 2010-2011 cohort was 65%. ACICS has announced a new tiered standard for the 2011-2012 cohort that has different levels of required remediation for institutional placement rates below 64%, 58% and 47%, respectively. It will also begin evaluating placement rates at the program level and applying associated remedial actions. Placement rates below these minimum standards subject an institution to increased accreditation oversight, which may include increased reporting requirements, a requirement that the institution submit a corrective action plan, attend workshops, undergo an on-site evaluation or restrictions on the addition of new locations or programs. ACICS may also initiate accreditation proceedings such as a show-cause directive (like the one pending), an action to defer or deny action related to an institution’s application for a new grant of accreditation or an action to suspend an institution’s accreditation if it fails to meet this standard. Based on their recently reported 2010-2011 placement rates, 13 of our 49 ACICS-accredited Health Education and Art & Design segment schools met ACICS’ 65% minimum placement rate standard for the 2010-2011 reporting period using the Company’s internal definitions. ACICS or the Company could subsequently revise the data and determine that additional schools do not meet the minimum placement rate standard as a result of the continued

review of our schools’ 2010-2011 placement information. Other regulators have inquired about the basis and status of the ACICS show-cause directive and we continue to respond to all requests for information.

In June 2011, Briarcliffe College’s accrediting agency, Middle States Commission on Higher Education (“Middle States”), took action to continue the school’s accreditation for a period not to exceed one year. Briarcliffe has advised Middle States of the NYAG investigation and our investigation into our determination of reported student placement rates. A further renewal of Briarcliffe’s accreditation by Middle States is subject to Briarcliffe’s submission of a monitoring report to Middle States by the earlier of March 1, 2012 or 30 days after completion of any report by the NYAG of its investigation. Middle States has also requested that Briarcliffe provide it with a progress report by April 1, 2013 documenting evidence of the use of multiple measures of the assessment of student learning at the institutional, program, and course levels and the use of appropriate assessments of the attainment of learning goals at the institutional, program and course levels. As noted above, the NYAG investigation remains open and Briarcliffe College is preparing the requested monitoring report due March 1, 2012.

On November 28, 2011, Brown College—Mendota Heights received a show-cause directive from its primary institutional accreditor, ACCSC, related to student achievement. Brown College submitted its response to the show-cause directive on February 6, 2012 that will be considered at the ACCSC commission meeting in May, 2012.

If one of our schools or programs were to be placed on probationary accreditation status or failed to qualify for or maintain accreditation, we would likely experience additional adverse publicity, impaired ability to attract and retain students and substantial expense to obtain unqualified accreditation status. Any final loss of institutional accreditation after exhaustion of the administrative agency processes would result in a loss of Title IV Program funds for the affected school and its students. Such events could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Our largest institutions are institutionally accredited by The Higher Learning Commission (“HLC”) of the North Central Association of Colleges and Schools, one of the six regional accrediting agencies recognized by ED. Almost all of our nationally accredited institutions are institutionally accredited by the Accrediting Council for Independent Colleges and Schools (“ACICS”) and several are jointly accredited by ACCSC and ACICS. Only the Le Cordon Bleu Institute of Culinary Arts campus in Pittsburgh, Pennsylvania is accredited only by ACCSC and is currently in the process of teaching out its programs. Accreditation by an accrediting agency recognized by the U. S. Department of Education is required in order for an institution to become and remain eligible to participate in Title IV programs and HLC, ACICS and ACCSC all satisfy this requirement. In January of 2009, after receiving an Alert Memorandum from the Office of Inspector General, Department staff conducted a review of HLC and developed in partnership with the agency a corrective action plan to address concerns raised by the Inspector General, including concerns about the agency’s review of credit hours among its member institutions. As part of the corrective action plan, the agency was required to file interim reports with the National Advisory Committee on Institutional Quality and Improvement, which they did at the December 2010 and December 2011 meetings of the Advisory Board. In addition, the agency is in the process of adopting new standards for accreditation that address, among other things, the requirements of the new Program Integrity regulations regarding credit hour calculations. As evidence of continuing scrutiny of its recognized accreditors, at the June 2011 meeting of NACIQI, ACICS was one of four out of seven agencies that had applied for a five-year recognition, but instead received only a one year extension of their recognition during which time the agency must come into full compliance with all of the Department’s accreditation standards.

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

We, and our business model, are subject to risks relating to enrollment of students. Given recent changes in the regulations affecting our operations, the U.S. economy, and other factors, there is a possibility of continued declines in our student population, which could materially adversely affect our business and revenues.

A protracted economic slowdown and rising unemployment could harm our business, while an improving economy may lead to prospective students choosing to work rather than to pursue postsecondary education at our schools. For example, a protracted economic slowdown could increase unemployment and diminish job prospects generally, and diminished job prospects and heightened financial worries could affect the willingness of students to incur loans to pay for postsecondary education and to pursue postsecondary education in general. Conversely, an improving economy and improving job prospects may lead prospective students to choose to work rather than to pursue postsecondary education. As a result, our enrollments could suffer.

As defined above, the new incentive compensation and misrepresentation rules may adversely affect our student recruiting and marketing efforts. Our business model has depended on student recruitment and retention services by our admissions counselors and our ability to attract and retain students at our schools through marketing, including use of third-party Internet lead generators that provide large numbers of potential student contacts. Our admissions representatives are responsible for identifying individuals interested in enrolling in our campuses. Admissions representatives serve as prospective students’ primary contacts, providing information to help them make informed enrollment decisions and assisting students with completing the enrollment process. ED’s new incentive compensation rules eliminate safe harbors that previously allowed payment of certain compensation to our admissions advisors, financial aid advisors and certain third parties. We have changed the pay practices for these employees and contractual or other pay practices for third parties engaged in these efforts on our behalf, although there remains uncertainty under the new regulations as to what constitutes permissible pay practices. These changes, any new regulatory interpretation or guidance regarding these regulations, or any new legislation or rules impacting our recruiting practices, may result in employee retention issues, changes in our marketing practices that would lead to fewer prospective students, increased operating and marketing costs to identify prospective students, decreased enrollments or other impacts leading to changes in our business model, or other events that could have a material adverse impact on our business, financial condition, results of operations and cash flows.

The recent recession in the U.S. economy and congressional enactment of HCERA in March 2010 impacted students’ ability to finance their postsecondary educations, including limiting access to financial aid from sources other than Title IV Program funds. The recent recession caused many lenders, including lenders that previously provided Title IV Program loans to our students, to cease providing Title IV Program loans to students. Because HCERA eliminated fees paid to private banks to act as intermediaries in providing loans to college students, eliminated the FFEL Program, and required schools to transition to the Federal Direct Loan program by July 1, 2010, private lenders have exited the student loan market. As part of the “Ensuring Continued Access to Student Loans Act of 2008” (ECASLA) private lenders providing federal loans under the FFEL Program were afforded the ability to sell (or “PUT”) loans to ED as a means to ensure lender liquidity and students’ continued access to federal loans. These PUT loans would ultimately be transferred for servicing by ED preferred student loan servicers. Initial review of reporting provided by ED related to PUT loan repayment performance has demonstrated a combination of record keeping errors and an increase in default rates relative to FFEL serviced loans during the same period. In addition to PUT loans serviced by ED’s preferred servicers, ED is now responsible for originating and servicing all new federal student loans through the Federal Direct Loan program. Given early indications of servicing performance related to Direct Loans, student repayment risk may increase as a result of the transition causing an impact to our institutions’ cohort default rates which in turn could affect our institutions’ ability to maintain eligibility for Title IV Programs and could have a material adverse impact on our business, financial condition, results of operations and cash flows.

These changes may result in higher administrative costs for our schools related to student loan administration and extending student extended payment plans or grant programs to those students unable to timely replace student loan programs currently in place with exiting lenders. If the costs of Title IV loans increase and if availability of alternate student financial aid and payment plans decrease, students may decide not to enroll in a postsecondary institution, which could have a material adverse effect on our enrollments, revenues and results of operations.

We had previously provided extended payment plans to certain students to help ensure that they could complete their educational programs. We have discontinued providing extended payment plans to new students. As of December 31, 2011, the amount of student receivables under student extended payment plans, net of allowance for doubtful accounts and net of deferred tuition revenue, was $7.3 million.

The repayment risk associated with these extended payment plans has been higher than the risk associated with non-extended payment plan student receivables as evidenced by the historical repayment practices. Factors that may contribute to this higher risk of repayment include: the repayment period, which is typically up to ten years, the credit history of the student that is offered an extended payment plan as well as the overall economic environment. We are providing an allowance for doubtful accounts as student receivables related to these plans are recorded. The allowance rate being applied is approximately 75%, which is based upon historical repayment practices.

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

Our future success depends largely on the skills, efforts and motivation of our executive officers and other key personnel, as well as on our ability to attract and retain qualified managers and our schools’ ability to attract and retain qualified faculty members and administrators. We face competition in retaining and hiring executives and key personnel who possess the skill sets and experiences that we seek. Our failure to fill openings for several officer positions or our loss of key personnel could slow implementation of key initiatives, lead to changes in or create uncertainty about our business strategies or otherwise impact management’s attention to operations. In addition, key personnel may leave us and subsequently compete against us. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms could adversely affect our results of operations or financial condition.

Budget constraints in states that provide state financial aid to our students could reduce available financial aid, which could adversely affect our student population. Alternatively, improved state financing may result in increased support for lower-priced public institutions, which may increase competition for students.

A significant number of states in which our schools operate face budget constraints that may reduce state appropriations in a number of areas including state student financial aid, but we cannot predict the amount or timing of any such reductions. State grant programs generally benefit our institution’s compliance with the 90-10 Rule. If state funding for our students decreases, our institutions’ compliance with the 90-10 Rule will be adversely affected, which could adversely impact our institutions’ eligibility for the Title IV Program. If our students are unable to secure alternative sources of funding for their education, our student population could be adversely affected, which could have a material adverse effect on our results of operations, financial condition, and cash flows. Increased state or federal support for public institutions and community colleges, resulting in increased competition for students, also could have a material adverse effect on our results of operations, financial condition and cash flows.

If we are unable to successfully resolve pending or future litigation and regulatory and governmental inquiries involving us, or face increased regulatory actions or litigation, our financial condition, results of operations and growth prospects could be adversely affected.

We and certain of our current and former directors and executive officers have been named as defendants in various lawsuits, investigations and claims covering a range of matters, including, but not limited to, violations of the federal securities laws and claims made by current and former students and employees of our schools. These claims have included qui tam actions filed in federal court by individual plaintiffs on behalf of themselves and the federal government alleging that we submitted false claims or statements to ED in violation of the False Claims Act. Qui tam actions are filed under seal, and remain under seal until the government decides whether it will intervene in the case. If the government elects to intervene in an action, it assumes primary control of that matter; if the government elects not to intervene; individual plaintiffs may continue the litigation at their own expense on behalf of the government. See Note 12 “Commitments and Contingencies” of the notes to our consolidated financial statements for additional discussion of these matters.

We and our schools also are subject to and have pending audits, compliance reviews, inquiries, investigations, claims of non-compliance and litigation by ED, federal and state regulatory agencies, accrediting agencies, state attorney general offices, present and former students and employees, and others that may allege violations of statutes, regulations, accreditation standards, consumer protection and other legal and regulatory requirements applicable to us or our schools. For example, we have received subpoenas from the Attorneys General of Florida and New York and a civil investigative demand from the Illinois Attorney General relating to potential non-compliance with applicable state laws and regulations by certain of our schools. If the results of any such audits, reviews, investigations, claims, or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, additional oversight and reporting, or other civil or criminal penalties. From time to time, we may have such matters pending against us respecting one or more of our schools, and as such, they would be discussed in Note 12 “Commitments and Contingencies” to our consolidated financial statements.

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

Congressional hearings and the continuing state attorneys general investigations affecting proprietary schools may spur plaintiffs’ law firms or others to initiate additional litigation against us and other proprietary education providers.

We cannot predict the ultimate outcome of these matters and expect to continue to incur significant defense costs and other expenses in connection with them. We may be required to pay substantial damages or settlement costs in excess of our insurance coverage related to these matters. Government investigations, including the pending state attorneys general investigations in which we are involved, and any related legal and administrative proceedings may result in the institution of administrative, civil injunctive or criminal proceedings against us and/or our current or former directors, officers or employees, or the imposition of significant fines, penalties or suspensions, or other remedies and sanctions. Any such costs and expenses could have a material adverse effect on our financial condition and results of operations and the market price of our common stock.

If we are unable to establish new schools and new branch campuses of our existing schools, or to offer new educational programs, or fail to effectively operate new schools, branches and programs, our ability to grow may be slowed and our profitability may be adversely affected.

As part of our growth strategy, we have opened new schools, new branch campuses or locations of our existing schools throughout the U.S. and offered new educational programs. These activities require us to invest in management and new personnel, make capital expenditures, incur marketing and advertising expenses, implement process and compliance training and procedures and devote resources that are different from those required to operate our existing schools. We may be unable to identify or acquire suitable expansion opportunities, or to successfully integrate a new school or branch campus. Any failure by us to effectively identify, establish and manage the operations of a new school or branch campus, or lapses in oversight of or maintenance of regulatory compliance or processes, could impact our ability to grow, could make any newly established school or branch campus more costly to operate than we had planned, could require additional investments in training of management and other personnel, or could lead to compliance issues, and could have an adverse effect on our results of operations, profitability, growth prospects and ability to compete and operate in our competitive markets. Additionally, ACICS has placed a restriction on any new programs or campuses at our ACICS accredited institutions while we are subject to the show-cause directive.

We need timely approval by applicable regulatory agencies to offer new programs, expand our operations into or within certain states, or acquire additional schools. If those approvals are not timely, we may incur operating expenses (such as lease obligations) for significant time periods before we can enroll students.

We are facing a period of extremely heightened regulatory scrutiny and, in the case of our ACICS accredited institutions, a complete restriction on new program and campus approvals. Additionally, we believe regulatory agencies are generally seeing significant increases in the volume of requests as a result of the industry adjusting to the significant volume of new regulations. Regulatory capacity constraints have resulted in delays to various approvals our institutions are requesting. To open a new school or branch campus, or to establish a new educational program, we are required to obtain the appropriate approvals from ED and applicable state and accrediting regulatory agencies, which may be conditioned, delayed or denied in a manner that could significantly affect our growth plans. Approval by these regulatory agencies may be negatively impacted due to regulatory inquiries or reviews and any adverse publicity relating to such matters. Also, any adverse action taken by ED regarding its recognition of any accrediting agency that accredits our schools or programs could adversely impact our ability to open a new school or branch campus or establish new educational programs. In addition, to be eligible to participate in Title IV Programs, ED and applicable state and accrediting bodies must certify a new school or branch campus.

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

We may face excess capacity if student enrollments continue to decrease or if we decide to terminate offering of programs. We must balance current student populations and projected changes in student population with appropriate levels of investment in real estate and our online platforms in order to effectively manage capacity. Conversely, any increases in student enrollments may result in capacity constraints if our schools, particularly on-ground schools, are unable to adequately service the number of students enrolled or seeking to enroll in our programs.

We are subject to the risks inherent in operating in foreign countries.

We operate schools outside of the U.S. and are subject to risks inherent in having non-domestic operations, including foreign statutes and regulations for employees, students and postsecondary institutions, currency exchange rate fluctuations, limits on repatriation of profits, U.S.-foreign tax treaties and taxing authority, possible economic or political instability in those countries and risks associated with the Foreign Corrupt Practices Act, similar U.S. laws applicable to our operations in foreign markets, and the United Kingdom Bribery Act, effective July 1, 2011, holds American corporations responsible not only for violations committed by their United Kingdom subsidiaries but also for those subsidiaries’ actions in other countries.

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

Many of our students, particularly in the healthcare programs we offer, require or desire professional licenses and certifications in order to obtain employment in their chosen fields. Many factors affect a student’s ability to become licensed, including whether the student’s program and institution are accredited by a particular accrediting commission or approved by a professional association or by the state in which the student seeks employment, and the student’s own qualifications and attainment. If one or more states, local governments or major employers deny licenses, certifications or employment eligibility to a significant number of our students due to factors relating to our institutions or programs, we could suffer reputational harm and declining enrollments in those institutions or programs, or face student claims or litigation that could affect our revenues and results of operations.

Our future financial condition and results of operations could be materially adversely affected if we are required to write down the carrying value of non-financial assets and non-financial liabilities, including long-lived assets, goodwill and intangible assets, such as our trade names.

In accordance with U.S. GAAP, we review our non-financial assets and non-financial liabilities, including goodwill and indefinite-lived intangible assets, such as our trade names, for impairment on at least an annual basis through the application of fair value-based measurements. We determined the fair value of our reporting units using a combination of an income approach, based on discounted cash flow, and a market-based approach. To the extent the fair value of a reporting unit is less than its carrying amount, we may be required to record an impairment charge in the consolidated statements of operations. We determined the fair value of our trade names using a relief from royalty method which is based on the assumption that, in lieu of ownership of an intangible asset, a company would be willing to pay a royalty in order to enjoy the benefits of the asset. To the extent the fair value of the trade name is less than its carrying amount, we record an impairment charge in the consolidated statements of operations. Our estimates of fair value for these are based primarily on projected future results and expected cash flows consistent with our plans to manage the underlying businesses. We recorded goodwill and asset impairment charges of $191.5 million during fiscal 2011. See Note 10 “Goodwill and Other Intangible Assets” of the notes to our consolidated financial statements for further discussion. To the extent known, we incorporated the risks associated with regulatory compliance into the discount rates used to estimate the fair value of each of our reporting units at December 31, 2011. However, should we need to take additional actions not currently foreseen to comply with current and future regulations, the assumptions used to calculate the fair value of our reporting units, including the estimate of future cash flows, revenue growth, and discount rates, could be negatively impacted and could result in an impairment of goodwill or other intangible assets which could materially adversely affect our financial condition and results of operations.

We could experience decreasing enrollments in our schools due to changing demographic trends in family size, overall declines in enrollment in postsecondary schools, job growth in fields unrelated to our core disciplines, immigration and visa laws, or other societal factors.

A March 2011 NCES report projects that between 2008 and 2019 enrollments in degree-granting postsecondary institutions will increase 17% to 22.4 million students. This projected 11-year growth rate is lower than the 34% increase NCES reported for the 14-year period 1994-2008 of 14.3 million in 1994 to 19.1 million in 2008. Such a decline in the overall growth rate in the postsecondary education sector would result in increased competition for students for our programs and could impact our ability to attract and retain students and affect our ability to increase our enrollments. In addition, the ability of our foreign students to obtain visas for our U.S. and our European schools is important to student recruitment. If we cannot attract new students, or develop new curricula to attract prospective students who seek degrees in fields other than our core disciplines, or accommodate changed immigration or visa rules, we may be unable to maintain and increase our student population or achieve our growth strategies, which could have a material adverse effect on our revenues, results of operations, financial condition and market price of our common stock.

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

Our credit agreement expires on October 31, 2012 and there is no assurance it will be extended or replaced.

Our credit agreement expires on October 31, 2012. If we are unable to renew the credit agreement or obtain replacement financing on satisfactory terms, our ability to fund our operations and capital expenditures could be materially negatively impacted, which could have a material adverse effect on our operations and financial condition.

We are subject to privacy and information security laws and regulations both domestically and in the countries in which our foreign schools operate, due to our collection and use of personal information. Any violations of those laws, or any breach, theft or loss of that information, could adversely affect our reputation and operations.

Our efforts to attract and enroll students result in us collecting, using and keeping substantial amounts of personal information regarding applicants, our students, faculty, their families and alumni, including social security numbers, financial data or health data. We also maintain personal information about our employees in the ordinary course of our activities. Our services, the services of many of our health plan and benefit plan vendors, and other information can be accessed globally through the Internet. We rely extensively on our network of interconnected applications and databases for day to day operations as well as financial reporting and the processing of financial transactions. Our computer networks and those of our vendors that manage confidential information for us may be vulnerable to unauthorized access, theft or misuse, hackers, computer viruses, or third parties in connection with hardware and software upgrades and changes. Such unauthorized access, misuse, theft or hacks could evade our intrusion detection and prevention precautions without alerting us to the breach or loss for some period of time or may never be detected. We have experienced malware and virus attacks on our systems which went undetected by our virus detection and prevention software. Regular patching of our computer systems and frequent updates to our virus detection and prevention software with the latest virus and malware signatures may not catch newly introduced malware and viruses or “zero-day” viruses, prior to their infecting our systems and potentially disrupting our data integrity, taking sensitive information or affecting financial transactions. Because our services can be accessed globally via the Internet, we may be subject to privacy laws in countries outside the U.S. from which students access our services, which laws may constrain the way we market and provide our services. While we utilize security and business controls to limit access to and use of personal information, any breach of student or employee privacy or errors in storing, using or transmitting personal information could violate privacy laws and regulations resulting in fines or other penalties. A breach, theft or loss of personal information held by us or our vendors, or a violation of the laws and regulations governing privacy could have a material adverse effect on our reputation or result in additional regulation, compliance costs or investments in additional security systems to protect our computer networks causing a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The trading price of our common stock has and may fluctuate substantially as a result of a number of factors, some of which are not in our control. These factors include:

•	loss of key personnel;

•

the initiation, pendency or outcome of litigation, accreditation reviews, regulatory reviews and investigations, including the pending state attorneys general investigations in which we are involved, and any related adverse publicity;

•	failure of certain of our schools in our Health Education and Art & Design segments to meet minimum placement rates for 2010-2011 established by our schools’ accreditors;

•	failure satisfactorily to resolve the show-cause proceeding of our ACICS-accredited schools that was initiated in November 2011;

•	failure of certain of our institutions to maintain compliance under the 90-10 Rule;

•	the outcomes and impacts on our business of ED’s rulemakings, and other changes in the legal or regulatory environment in which we operate;

•	changes in the student lending and credit markets;

•	our ability to meet or exceed expectations of analysts or investors;

•	quarterly variations in our operating results;

•	general conditions in the postsecondary education field, including changes in ED, state laws and regulations and accreditation standards, or availability of student financing;

•	changes in our earnings estimates by analysts;

•	future impairment of goodwill or other intangible assets;

•	price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many companies that provide postsecondary education in recent periods; and

•	general economic conditions.

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

Our more than 90 campuses are located throughout the United States and in France, the United Kingdom and Monaco. Each of our campuses contains admissions and administrative offices and teaching facilities, including classrooms, laboratories, and, in the case of campuses with culinary arts programs, kitchens. Also, certain of our campuses include cafeteria facilities, and utilize leased space to operate restaurants in conjunction with their culinary arts programs.

Almost all of our campus locations are leased. As of December 31, 2011, we leased approximately 5.5 million square feet under lease agreements related to our continuing operations that have remaining terms ranging from less than one year to 17 years. As of December 31, 2011, we leased approximately 0.7 million square feet under lease agreements related to our discontinued operations that have remaining terms ranging from one to eight years. As of December 31, 2011, we owned approximately 0.1 million square feet of real property at the following campuses:

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “CECO.”

The following table sets forth the range of high and low sales prices per share for our common stock as reported on the NASDAQ:

	Price Range of Common Stock
	High	Low
2011
First quarter	$24.80	$18.40
Second quarter	27.60	19.56
Third quarter	25.26	12.95
Fourth quarter	17.80	6.22

	High	Low
2010
First quarter	$33.07	$18.21
Second quarter	35.88	22.63
Third quarter	27.93	17.00
Fourth quarter	22.07	16.36

The closing price of our common stock as reported on the NASDAQ on February 15, 2012 was $11.21 per share. As of February 15, 2012, there were 469 holders of record of our common stock.

We have never paid cash dividends on our common stock and have no plan to do so in the foreseeable future. The declaration and payment of dividends on our common stock are subject to the discretion of our Board of Directors. The decision of our Board of Directors to pay future dividends will depend on general business conditions, the effect of a dividend payment on our financial condition, and other factors the Board of Directors may consider relevant. The current policy of our Board of Directors is to reinvest earnings in our operations to promote future growth and, from time to time, to execute repurchases of shares of our common stock under the stock repurchase program discussed below. The repurchase of shares of our common stock reduces the amount of cash available to pay cash dividends to our common stockholders. Our ability to pay cash dividends on our common stock is also limited under the terms of our existing credit agreement. As of December 31, 2011, we are in compliance with the covenants of our U.S. Credit Agreement.

During 2011, we repurchased 8.1 million shares of our common stock for approximately $150.4 million at an average price of $18.67 per share. Under the Company’s previously authorized stock repurchase program, stock repurchases may be made on the open market or in privately negotiated transactions from time to time, depending on factors including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. On November 14, 2011, the Board of Directors authorized an additional $100.0 million to repurchase outstanding shares of its common stock under the Company’s stock repurchase program. Including this additional authorized repurchase amount, as of December 31, 2011, approximately $239.8 million was available under the stock repurchase program.

On November 21, 2011, we entered into a stock repurchase plan established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “1934 Act”), in connection with our previously authorized stock repurchase program. A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be unable to do so under the 1934 Act’s insider trading rules. This stock repurchase plan facilitated purchases of our common stock under our previously authorized stock repurchase program. Purchases of common stock under this plan were subject to specified parameters and certain price and volume restraints as established in the plan. During January 2012, our designated broker repurchased on our behalf an additional 6.1 million shares of our common stock for $56.4 million at an average price of $9.29 per share under this plan. As a result, approximately $183.3 million was available under our previously authorized stock repurchase program to repurchase outstanding shares of our common stock as of January 31, 2012.

Our common stock transfer agent and registrar is Computershare Trust Company, N.A. They can be contacted at 250 Royall Street, Canton, Massachusetts, 02021 or at their website www.computershare.com.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 31, 2010				$290,454,703
January 1, 2011—January 31, 2011	3,721,903	$21.47	3,721,903	210,454,862
February 1, 2011—February 28, 2011	140,000	23.67	140,000	207,138,801
March 1, 2011—March 31, 2011	282,800	23.61	282,800	200,456,784
April 1, 2011—April 30, 2011	—	—	—	200,456,784
May 1, 2011—May 31, 2011	929,258	21.74	929,258	180,239,073
June 1, 2011—June 30, 2011	846,089	23.36	846,089	160,456,824
July 1, 2011—July 31, 2011	400	22.00	400	160,448,016
August 1, 2011—August 31, 2011	326,700	21.87	326,700	153,296,682
September 1, 2011—September 30, 2011	—	—	—	153,296,682
October 1, 2011—October 31, 2011	—	—	—	153,296,682
November 1, 2011—November 30, 2011	—	—	—	253,296,682
December 1, 2011—December 31, 2011	1,809,227	7.41	1,809,227	239,848,803

Total	8,056,377		8,056,377

See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K for information as of December 31, 2011, with respect to shares of our common stock that may be issued under our existing share-based compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical consolidated financial and other data are qualified in their entirety by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere in this annual report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our selected statement of operations and statement of cash flows data set forth below for each of the five years ended December 31, 2011, 2010, 2009, 2008 and 2007, and the balance sheet data as of December 31, 2011, 2010, 2009, 2008 and 2007, are derived from our audited consolidated financial statements. Prior period financial results have been recast to be comparable to current period reporting.

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share amounts)
Selected Statement of Operations Data
Total revenue	$1,884,505	$2,089,173	$1,802,401	$1,621,587	$1,633,170
Operating expenses:
Educational services and facilities	632,593	626,254	593,398	587,973	565,863
General and administrative	936,714	1,080,148	916,715	845,848	845,732
Depreciation and amortization	84,512	70,043	64,574	69,581	71,142
Goodwill and asset impairment(1)	191,524	71,829	2,500	6,843	5,610

Total operating expenses	1,845,343	1,848,274	1,577,187	1,510,245	1,488,347

Operating income	39,162	240,899	225,214	111,342	144,823

Operating margin percentage	2.1%	11.5%	12.5%	6.9%	8.9%

Total other income	2,785	273	1,255	19,453	22,905

Pretax income	41,947	241,172	226,469	130,795	167,728
Provision for income taxes	46,146	78,401	79,604	39,552	53,337

(Loss) income from continuing operations	(4,199)	162,771	146,865	91,243	114,391

Income (loss) from discontinued operations, net of tax(2)	22,772	(4,998)	(65,646)	(31,101)	(54,838)

Net income	$18,573	$157,773	$81,219	$60,142	$59,553

Net (loss) income per share-basic:
(Loss) income from continuing operations	$(0.06)	$2.04	$1.71	$1.02	$1.22
Income (loss) from discontinued operations	0.31	(0.07)	(0.76)	(0.35)	(0.58)

Net income	$0.25	$1.97	$0.95	$0.67	$0.64

Net (loss) income per share-diluted:
(Loss) income from continuing operations	$(0.06)	$2.01	$1.70	$1.01	$1.21
Income (loss) from discontinued operations	0.31	(0.06)	(0.76)	(0.34)	(0.58)

Net income	$0.25	$1.95	$0.94	$0.67	$0.63

	As of December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Selected Balance Sheet Data
Assets:
Cash and cash equivalents and short-term investments	$441,199	$420,315	$458,627	$473,489	$359,502
Student receivables, net(3)	69,870	74,613	79,250	67,360	64,361
Total current assets	610,478	626,525	628,835	643,045	576,666
Total assets	1,316,120	1,572,960	1,563,842	1,417,323	1,378,292

Liabilities:
Deferred tuition revenue	144,947	152,590	161,542	132,202	133,482
Total current liabilities	329,443	457,084	442,009	351,677	372,930
Total liabilities	510,029	638,423	641,797	468,811	480,569
Working capital	281,035	169,441	186,826	291,368	203,736

Treasury shares at cost(4)	(156,275)	(191)	(221,887)	(89,078)	(75,023)

Total stockholders’ equity	$805,981	$934,384	$921,524	$947,652	$886,108

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Selected Statement of Cash Flows Data
Net cash provided by operating activities	$230,450	$272,259	$288,251	$186,720	$222,075
Net cash (used in) provided by investing activities	(82,586)	(109,660)	(49,301)	(150,787)	4,813
Net cash used in financing activities	(146,688)	(156,873)	(199,151)	(21,048)	(185,718)
Capital expenditures	(78,333)	(127,283)	(74,087)	(53,854)	(57,586)

(1)	See Note 10 “Goodwill and Other Intangible Assets” and Note 8 “Property and Equipment” of the notes to our consolidated financial statements for further discussion of these impairment charges.
(2)	See Note 5 “Discontinued Operations” of the notes to our consolidated financial statements for further discussion of discontinued operations.
(3)	Student receivables, net includes both current and non-current balances.
(4)	In the fourth quarters of 2010 and 2007, our Board of Directors adopted resolutions to retire approximately 15.1 million and 15.6 million shares, respectively, of our treasury stock. The retirement of our treasury shares effectively reduces the number of shares of common stock issued and also reduces the number of shares of our common stock held as treasury shares.

The graph below shows a comparison of cumulative total returns for CEC, the Standard & Poor’s 500 Index and an index of peer companies selected by CEC. The companies in the peer index are weighted according to their market capitalization as of the end of each period for which a return is indicated. Included in the peer index are the following companies whose primary business is postsecondary education, including: Apollo Group, Inc., Corinthian College, Inc., DeVry Inc., ITT Educational Services, Inc., and Strayer Education, Inc. The performance graph begins with CEC’s $24.78 per share closing price on December 31, 2006.

COMPARISON OF CUMULATIVE FIVE-YEAR TOTAL RETURN

(Based on $100 invested on December 31, 2006 and assumes the reinvestment of all dividends.)

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

We analyze performance and make decisions based on the allocation of resources, and as a result, in accordance with FASB ASC Topic 280—Segment Reporting, we determined that the following reporting segments would be reported as of January 1, 2011: CTU, AIU, Health Education, Culinary Arts, Art & Design and International. This resulted in no change to our previously reported Health Education, Culinary Arts and International segments. Our previously reported University segment has been divided into three components: CTU, AIU and Art & Design. As a result of the organizational restructure, we now have six reporting segments. In addition, in November 2011, we completed the sale of our Istituto Marangoni schools in Milan, Paris and London. Accordingly, the results of operations for the Istituto Marangoni schools are reported within discontinued operations. All prior period results have been recast to reflect our reporting segments on a comparable basis.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The MD&A is intended to help investors understand the results of operations, financial condition and present business environment. The MD&A is organized as follows:

•	Overview and 2012 Outlook

•	Consolidated Results of Operations

•	Segment Results of Operations

•	Summary of Significant Accounting Policies and Estimates

•	Liquidity, Financial Position and Capital Resources

Overview and 2012 Outlook

2011 presented challenges for both the Company and the industry in which we operate. Our industry experienced reduced new student interest due to economic conditions, negative publicity, extended student decision-making timelines and changes in regulatory requirements.

The impact of these industry-wide challenges, along with initiatives the Company implemented in 2011, resulted in a reduction in student population across our domestic institutions and a decline in average revenue per student, particularly within our Culinary Arts segment. As a result, on a consolidated basis, revenue for the year ended December 31, 2011 declined $204.7 million, or 9.8%, from the prior year. Due to the timing of implementing initiatives as described below, the pace of revenue declines accelerated in the second half of 2011, resulting in a significant reduction in operating margins. We expect these trends to continue through at least the first half of 2012.

Changes in expected financial performance led us to reassess the fair value of each of our reporting units in connection with our annual impairment assessment of goodwill and indefinite-lived intangible assets. In connection with this year’s impairment test, we recorded a $168.4 million goodwill impairment charge, of which $94.7 million was reflected within Health Education and $73.7 million within Culinary Arts, as the implied fair value of each reporting unit was less than its carrying value. In addition, we recorded a $20.4 million impairment charge related to the Le Cordon Bleu trade name.

In addition to the external factors impacting our institutions, we faced a number of internal challenges. During 2011, we transitioned several leadership positions within the Company. In March 2011, the head of our Health Education segment left the Company. In addition, during the fourth quarter the Senior Vice President of Culinary Arts, the Senior Vice President of International and Chief Administrative Officer, and the Senior Vice President of Art & Design left the Company. The International business unit is now led by Michael J. Graham, Executive Vice President and Chief Financial Officer. In January 2012, Erik I. Parks was named Senior Vice President of Art & Design and Jason T. Friesen was named Senior Vice President of Health Education.

Effective October 31, 2011, Gary E. McCullough resigned as President, Chief Executive Officer and Board member. The Board appointed Steven H. Lesnik as President and Chief Executive Officer in addition to his role as Chairman of the Board of Directors. The Board has not set a deadline or strict timetable in connection with its search for a long term Chief Executive Officer (“CEO”) and currently contemplates that Mr. Lesnik will remain in his current roles through the end of 2012. During the second half of 2012, the Board will revisit its timing regarding the retention of a search firm for the CEO position. We believe this strategy reflects good corporate governance practices while contemplating the current needs for internal and external continuity.

On November 14, 2011, the Company received a letter from ACICS directing the Company, on behalf of certain of its ACICS-accredited institutions in the Health Education and Art & Design segments, to show cause at ACICS’ December 2011 meeting. This show-cause directive relates to the adequacy of the admissions process and controls relative to our reporting of placement rates to ACICS. On December 13, 2011, ACICS advised the Company that it decided to defer further action on its show-cause directive until its next regularly scheduled meeting in April 2012. The directive applied to all CEC schools accredited by ACICS, including the ACICS-accredited institutions in the Health Education, Art & Design and Culinary Arts segments. ACICS acknowledged the efforts CEC had implemented to address concerns related to the verification of placement data, but seeks confirmation that the efforts will continue for a sustained period of time and be implemented at all campuses accredited by the agency. While the show-cause directive is in effect, ACICS will not accept any applications for new programs or the initiation of additional locations or campus additions. Representatives of the Company will appear before ACICS at the April 2012 meeting.

On February 14, 2012, we notified ED that we believe six of our OPEIDs (representing 16 campuses) had 90-10 Rule percentages above 90% for the 2011 fiscal year. These six OPEIDs contributed approximately $180 million of revenues and $12 million of operating income for fiscal year 2011. These institutions are now considered under ED regulations to be certified on a provisional basis for two years and will be subject to possible additional ED sanctions. For 2011, in addition to the six institutions discussed above, several of our other institutions had 90-10 Rule percentages near 90%. We are taking or considering various measures to reduce the percentage of our revenues attributable to Title IV Program funds, including: emphasizing direct-pay and employer-paid education programs; supporting state workforce training development programs; encouraging students to carefully evaluate the amount of their Title IV borrowing; developing work study programs; eliminating certain programs; and increasing tuition.

In response to these challenges, during the year the majority of our domestic institutions implemented initiatives to better position themselves to further student success and to navigate the evolving regulatory landscape. These initiatives align with the Company’s mission of putting our students’ success first. A few of the initiatives include:

•

We implemented our new Culinary Arts business model and began to implement changes to our Art & Design business model. We believe these changes will improve the relative competitive positioning of the institutions, as well as position certain of our programs to achieve compliance with the recent gainful employment rules.

•	We introduced new entrance requirements across the majority of our domestic institutions to identify students who may not be ready for college level studies.

•	We executed new contracts with our lead aggregator partners and introduced new compensation programs for admissions representatives in response to ED rules which became effective July 1, 2011.

•

We commenced corrective action and implemented enhanced controls and procedures with respect to the determination of placement rates, including changes in career services personnel, the creation of a new Director of Career Services Compliance position and the adoption of a new career services policy manual which includes procedures regarding the verification and documentation of graduate placements. We also began to utilize the services of an independent third party to provide placement reverification services to further audit placement activity. We are also planning to limit enrollments or teach out programs for which employment opportunities may not be readily available.

•

We made the decision to consolidate as many as nineteen separate nationally accredited OPEIDs into a single OPEID. We have been working with ED, ACICS and numerous state regulators over the past several months and our application is pending. This decision led to a change in how we accounted for the accreditation rights, specifically the reclassification of certain accreditation rights from indefinite-lived to definite-lived, which resulted in an additional $5.6 million of expense being reflected within the 2011 statement of operations.

•

We joined a group of institutions that agreed to a new set of voluntary standards of conduct. In September 2011, as one of the founding members, we signed the new “Standards of Responsible Conduct and Transparency” which will ensure that prospective students have access to comprehensive information about program costs and student outcomes so they can make better informed decisions. The standards address five key pillars, which include enrollment, disclosure, financial aid, student readiness and career and job services assistance. Its most noteworthy provision is the ability for a student to either participate in an orientation program and/or withdraw from a program in the first 21 days (or equivalent), or both, without incurring costs other than nominal fees for application and materials and supplies.

We expect 2012 to be a year not without its challenges; however, we remain comitted to our overarching mission of putting our students first. Our first imperative is to resolve the current regulatory challenges within our career-focused institutions, starting with the show-cause directive from ACICS. We will also focus on doing everything that we can to help our graduates obtain employment in this challenging economic environment.

Finally, we will take measures to address the 90-10 Rule challenges that some of our institutions face. We believe the actions undertaken to address placement rates and 90-10 Rule percentages in our domestic schools are likely to negatively impact our financial results in 2012, most notably within the Health Education and Culinary Arts segments.

Our second imperative is to simplify our organization. We have made good progress in 2011 in leveraging shared services and have worked towards simplifying our regulatory complexity by initiating a project to consolidate up to nineteen of our nationally accredited OPEIDs into one. We have created a new leadership position within the Company to oversee all of our career-focused institutions within our Health Education, Culinary Arts and Art & Design segments. We are currently searching to fill this position which will focus on identifying opportunities to better leverage their collective assets and to bring better consistency and scale across their seventy-plus campuses.

Our final imperative is creating advantage in the marketplace through differentiating our very strong education brands. Our commitment to investing in our strong brands will continue. Following the rebranding of our existing Culinary Arts campuses with the Le Cordon Bleu name in 2010, we intend to further invest in improving the brand recognition and differentiation of CTU in 2012. We will seek to strongly support a more limited number of brands, differentiating our institutions’ offerings from those of our competitors. The quality of our teachers and teaching systems, our tradition of innovation, particularly in technology, and our ability to invest in learning techniques all will contribute to this differentiation.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the years ended December 31, 2011, 2010, and 2009.

	For the Year Ended December 31,
	2011	% of Total Revenue	2010	% of Total Revenue	2009	% of Total Revenue
	(Dollars in thousands)
TOTAL REVENUE	$1,884,505		$2,089,173		$1,802,401

OPERATING EXPENSES
Educational services and facilities	632,593	33.6%	626,254	30.0%	593,398	32.9%
General and administrative:
Advertising	287,180	15.2%	300,379	14.4%	288,725	16.0%
Admissions	190,714	10.1%	210,561	10.1%	189,182	10.5%
Administrative	403,079	21.4%	462,283	22.1%	381,784	21.2%
Bad debt	55,741	3.0%	106,925	5.1%	57,024	3.2%

Total general and administrative expense	936,714	49.7%	1,080,148	51.7%	916,715	50.9%
Depreciation and amortization	84,512	4.5%	70,043	3.4%	64,574	3.6%
Goodwill and asset impairment	191,524	10.2%	71,829	3.4%	2,500	0.1%

OPERATING INCOME	39,162	2.1%	240,899	11.5%	225,214	12.5%

PRETAX INCOME	41,947	2.2%	241,172	11.5%	226,469	12.6%
PROVISION FOR INCOME TAXES	46,146	2.4%	78,401	3.8%	79,604	4.4%

Effective tax rate	110.0%		32.5%		35.2%

(LOSS) INCOME FROM CONTINUING OPERATIONS	(4,199)	-0.2%	162,771	7.8%	146,865	8.1%
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	22,772	1.2%	(4,998)	-0.2%	(65,646)	-3.6%

NET INCOME	$18,573	1.0%	$157,773	7.6%	$81,219	4.5%

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

Year Ended December 31, 2011 as Compared to the Year Ended December 31, 2010

Revenue

Total revenue decreased $204.7 million, or 9.8% from the prior year driven by decreased revenue in all operating segments, with the exception of International. We experienced a decline in new student interest across all of our domestic institutions, resulting in a decline in new students starts of 18% as compared to the prior year. This decline in new student starts, as well as increased attrition rates, drove a 14% decrease in student population as compared to the prior year, which contributed to the decline in revenue year over year. Additionally, AIU and Culinary Arts continued to experience lower revenue-per-student as compared to the prior year due to deceleration in the AIU student’s pace of study and a change in degree mix of Culinary Arts students resulting from the business model changes that were implemented in the third quarter 2011. International’s revenue increased $24.9 million to $125.9 million in 2011 and was positively impacted by $6.1 million in favorable effects of foreign currency exchange rates.

Educational Services and Facilities Expense

Educational services and facilities expense increased $6.3 million, or 1.0%, and increased 3.6% as a percentage of revenue as compared to the prior year, despite a decline in revenue. The increase is due to increased academics expense most notably with Health Education and International. The increase in Health Education is primarily due to deleveraging of the business. As class size declines, due to reductions in new student starts, the academic cost per student increases. International’s academics expense increased as compared to the prior year as a result of the increase in student population and continued investments associated with higher levels of accreditation. Within AIU, academic costs as a percentage of revenue increased 210 basis points as compared to the prior year driven by a reduction in student-teacher ratio implemented early in 2011.

General and Administrative Expense

General and administrative expense decreased $143.4 million, or 13.3%, and decreased 2.0% as a percentage of revenue as compared to the prior year.

Administrative expense decreased $59.2 million, or 12.8% as compared to the prior year driven mainly by the prior year results including $48.1 million in legal settlement costs and higher performance-based compensation expense. The current year and prior year results also include employee separation costs of $5.5 million and $7.7 million, respectively.

Bad debt expense incurred by each of our reportable segments during the years ended December 31, 2011, 2010, and 2009 was as follows:

	For the Year Ended December 31,
	2011	As a % of Segment Revenue	2010	As a % of Segment Revenue	2009	As a % of Segment Revenue
	(Dollars in thousands)
Bad debt expense by segment:
CTU	$9,807	2.3%	$11,201	2.4%	$7,193	2.0%
AIU	4,187	1.1%	9,531	2.1%	6,948	1.7%
Health Education	14,615	3.4%	13,503	3.1%	8,018	2.2%
Culinary Arts	20,284	6.5%	56,155	14.5%	27,684	8.3%
Art & Design	5,370	2.5%	10,946	4.5%	6,952	2.9%
International	1,480	1.2%	925	0.9%	617	0.7%
Corporate and Other	(2)	N/A	4,664	N/A	(388)	N/A

Total bad debt expense	$55,741	3.0%	$106,925	5.1%	$57,024	3.2%

Bad debt expense decreased $51.2 million, or 2.1% as a percent of revenue as compared to the prior year, primarily within Culinary Arts. The decrease in bad debt expense as compared to the prior year was primarily due to the impact our previously offered extended payment plans had on our overall bad debt expense. Our prior year results included additional bad debt expense of $16.4 million related to the increase in reserve rates applied against our outstanding student receivables under extended payment plans as well as $5.9 million of additional bad debt expense resulting from the correction of an error. The remainder of the decline in expense is primarily attributable to our decision to cease offering extended student payment plans to new students effective in the first quarter 2011, as well as an overall decline in revenue as compared to the prior year.

Admissions expense decreased as compared to the prior year driven by decreases in all of our domestic segments. An overall decline in new student leads, combined with efforts to streamline our operations to build greater efficiencies, caused this decrease in expense as compared to prior year.

Advertising expense decreased $13.2 million as compared to the prior year due to a change in marketing strategy focused on obtaining less new student interest leads from potential students with a lower propensity to start or persist in our programs, as well as decreased spending in certain marketing channels.

Depreciation and Amortization Expense

Depreciation expense increased as compared to the prior year primarily due to the capital expenditures incurred in 2010 related to our new campus support center. In addition, amortization expense increased as compared to the prior year due to the reclassification of certain accreditation rights intangible assets from indefinite-lived to definite-lived and thus the recognition of amortization expense related to these intangible assets in the current year. This resulted from the decision to consolidate many of our institutions under one institution for purposes of Title IV Program Funding.

Goodwill and Asset Impairment

During 2011, we recorded goodwill and asset impairment charges of $191.5 million, which consisted primarily of $96.7 million recorded within Health Education and $94.1 million recorded within Culinary Arts. These goodwill and asset impairment charges primarily resulted from our annual impairment test completed in the fourth quarter of 2011. Included in the impairment charges recorded within Health Education was a $2.0 million asset impairment charge for certain accreditation rights. See Note 10 “Goodwill and Other Intangible Assets” of the notes to our consolidated financial statements for further discussion.

During 2010 we recorded goodwill and asset impairment charges of $71.8 million, of which $69.2 million was recorded within Culinary Arts related to the $67.8 million impairment to the Le Cordon Bleu trade name and a $1.4 million goodwill impairment charge related to our decision to teach-out all programs at our LCB—Pittsburgh, PA campus. In addition, during the fourth quarter 2010, we recorded an asset impairment charge of $2.3 million within Corporate and Other related to the impairment of an investment and uncollectability of a loan receivable.

Operating Income

Operating income decreased $201.7 million as compared to 2010. The current year operating income includes $191.5 million of goodwill and intangible asset impairment charges. The prior year operating income included $71.8 million of goodwill and asset impairment charges, $48.1 million of settlement expense and additional bad debt expense of $22.3 million related to the increase in reserve rates and correction of an error related to our extended student payment plans. The decline in revenues in the current year, across all of our domestic segments, more than offset the decline in operating expenses.

Provision for Income Taxes

Our consolidated effective income tax rate for continuing operations was 110.0% for the year ended December 31, 2011, as compared to 32.5% for the year ended December 31, 2010. The current year provision includes $121.7 million of non-deductible goodwill and asset impairment charges which increased our effective tax rate by approximately 107.3% for the twelve months ended December 31, 2011. The current year effective tax rate benefited from the conversion of a foreign operation to a disregarded entity for U.S. tax purposes and favorable tax credit adjustments. These items reduced our effective tax rate by 17.3%, collectively, for the twelve months ended December 31, 2011.

Income (Loss) from Discontinued Operations

The results of operations for schools that were previously taught out or have been sold are presented within discontinued operations. During the fourth quarter 2011, we completed the sale of our Istituto Marangoni schools in Milan, Paris and London. As a result of that transaction, we recorded a pretax gain of approximately $27.1 million, which represented the difference between the net proceeds received and the book value of the net assets sold. See Note 5 “Discontinued Operations” of the notes to our consolidated financial statements for further discussion.

Year Ended December 31, 2010 as Compared to the Year Ended December 31, 2009

Revenue

Total revenue increased $286.8 million, or 15.9% from the prior year driven by increased revenue in all operating segments: CTU, Health Education, Culinary Arts, AIU, International and Art & Design. The overall increase in revenue is due to an 11% increase in student population resulting from a 13% increase in new student starts as compared to the prior year. International’s revenue was negatively impacted by $5.1 million in unfavorable effects of foreign currency exchange rates.

Educational Services and Facilities Expense

Educational services and facilities expense increased $32.9 million, or 5.5% as compared to 2009. The increase is mainly a result of an increase in academics expense, as Health Education, CTU and International invested in the expansion and support of academic functions in order to support growing student populations. As a percentage of revenue, educational services and facilities expense decreased approximately 2.9% as compared to the prior year due to higher utilization of our existing real estate and improved leverage of our existing cost structure.

General and Administrative Expense

General and administrative expense increased $163.4 million, or 17.8%, and increased 0.8% as a percentage of revenue as compared to the prior year. The 2010 expense includes $48.1 million of charges related to settlements of legal matters within Culinary Arts, AIU and CTU, as well as $49.9 million of higher bad debt expense as compared to the prior year. The 2009 expense included $23.1 million of additional performance-based compensation expense related to incentive plan outperformance, which was partially offset by a $12.0 million payment received related to the termination of certain insurance policies. The increase of $21.4 million in admissions expense as compared to 2009 was driven by the expansion of the student population, particularly within our Health Education, CTU and AIU segments. Advertising expense increased $11.7 million as compared to 2009 due to increased spending within Health Education and CTU during the first half of 2010 as a result of strong levels of student interest.

Bad debt expense for 2010 increased $49.9 million as compared to 2009, primarily within Culinary Arts, as a result of increased reserve rates being applied to outstanding student receivables associated with our student extended payment plans. These rates are continually reviewed for appropriateness based upon repayment history. Included in the increase is $5.9 million of bad debt expense which was recorded within the fourth quarter 2010 resulting from the correction of an error in prior periods attributed to the calculation of the allowance for doubtful accounts associated with our extended payment plan programs.

Goodwill and Asset Impairment

During 2010, we recorded goodwill and asset impairment charges of $71.8 million, of which $69.2 million was recorded within Culinary Arts in the fourth quarter related to the $67.8 million impairment to the Le Cordon Bleu trade name and a $1.4 million goodwill impairment charge related to our decision to teach-out all programs at our LCB—Pittsburgh, PA campus. In addition, during the fourth quarter 2010, we recorded an asset impairment charge of $2.3 million within Corporate and Other related to the impairment of an investment and uncollectability of a loan receivable. In the third quarter 2010, we recorded a $0.3 million asset impairment charge for one of our leased facilities within the Art & Design segment. During 2009, we recorded a $2.5 million asset impairment charge within Corporate and Other for one of our owned facilities, resulting from its carrying value exceeding its current fair value.

Operating Income

Operating income increased $15.7 million, or 7.0% as compared to 2009, as we experienced increased profitability within CTU, AIU, Health Education, Art & Design and International. The increase in revenue from the growth in student population more than offset the increases in operating expenses to sustain this continuing growth, as well as the charges related to asset impairments, legal matters and our allowance for doubtful accounts.

Provision for Income Taxes

Our consolidated effective income tax rate for continuing operations was 32.5% for the year ended December 31, 2010, as compared to 35.2% for the year ended December 31, 2009. The decrease in our effective tax rate as compared to the prior year was due to a $6.2 million tax benefit associated with tax credits related to curriculum development, reductions to our unrecognized tax benefits due to expiration of statute of limitations and reversals of some state net operating loss valuation allowances as the Company was able to utilize state operating losses in the current year. These items reduced our effective tax rate by 3.0% for the twelve months ended December 31, 2010. This reduction in the effective tax rate was partially offset by higher state income taxes as a percentage of pretax income.

Loss from Discontinued Operations

The results of operations for schools that were previously taught out or have been sold are presented within discontinued operations. During the years ended December 31, 2010 and 2009, we recorded expense of $6.3 million and $75.6 million, respectively, related to future remaining lease obligation charges, net for lease terminations associated with discontinued operations. See Note 5 “Discontinued Operations” of the notes to our consolidated financial statements for further discussion of our accounting for discontinued operations.

SEGMENT RESULTS OF OPERATIONS

The following tables set forth unaudited historical segment results for the periods presented. Results for the prior years have been reclassified to be comparable to the current year presentation.

	For the Year Ended December 31,
	REVENUE
	2011	2010	2009	2011 vs 2010 % Change	2010 vs 2009 % Change
	(Dollars in thousands)
CTU	$431,588	$465,315	$368,621	-7.2%	26.2%
AIU	365,203	448,581	409,043	-18.6%	9.7%
Health Education	428,987	441,608	362,692	-2.9%	21.8%
Culinary Arts	314,272	387,884	332,236	-19.0%	16.7%
Art & Design	218,967	245,395	240,530	-10.8%	2.0%
International	125,887	101,013	89,793	24.6%	12.5%
Corporate and Other	(399)	(623)	(514)

Total	$1,884,505	$2,089,173	$1,802,401	-9.8%	15.9%

	For the Year Ended December 31,
	OPERATING INCOME (LOSS)			OPERATING MARGIN (LOSS)
	2011	2010	2009	2011	2010	2009
	(Dollars in thousands)
CTU	$112,626	$133,881	$79,889	26.1%	28.8%	21.7%
AIU	72,738	118,959	90,127	19.9%	26.5%	22.0%
Health Education	(89,633)	52,028	42,072	-20.9%	11.8%	11.6%
Culinary Arts	(64,984)	(66,813)	14,873	-20.7%	-17.2%	4.5%
Art & Design	15,043	29,173	25,065	6.9%	11.9%	10.4%
International	24,746	16,334	15,107	19.7%	16.2%	16.8%
Corporate and Other	(31,374)	(42,663)	(41,919)

Total	$39,162	$240,899	$225,214	2.1%	11.5%	12.5%

	STUDENT POPULATION As of December 31,
				% Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
CTU	24,900	30,900	27,300	-19%	13%
AIU	17,100	20,000	20,300	-15%	-1%
Health Education	24,200	29,000	24,200	-17%	20%
Culinary Arts	12,400	13,100	10,900	-5%	20%
Art & Design	9,300	11,500	11,700	-19%	-2%
International	11,100	10,300	8,900	8%	16%

Total	99,000	114,800	103,300	-14%	11%

	NEW STUDENT STARTS For the year ended December 31,
				% Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
CTU	28,570	36,240	32,640	-21%	11%
AIU	22,160	29,920	28,000	-26%	7%
Health Education	29,010	33,540	26,720	-14%	26%
Culinary Arts	14,070	15,760	13,970	-11%	13%
Art & Design	5,950	9,130	9,070	-35%	1%
International	7,690	7,080	6,450	9%	10%

Total	107,450	131,670	116,850	-18%	13%

Year Ended December 31, 2011 as Compared to the Year Ended December 31, 2010

CTU. Current year revenue decreased $33.7 million as compared to the prior year. A decline in new student starts and an increase in student attrition rates drove a decrease in student population as compared to the prior year, which resulted in lower revenue as compared to the prior year.

Operating income decreased by $21.3 million as compared to the prior year. The decrease in revenue more than offset the overall decrease in operating expenses as compared to the prior year. Administrative expense decreased as compared to the prior year due to a change in the organizational structure for CTU, which resulted in reduction in headcount. Admissions expense decreased as compared to the prior year primarily due to a decrease in admissions personnel resulting from CTU’s focus of identifying those prospective students with the highest propensity to successfully complete their course of study. The current year operating income also includes a $5.0 million charge related to a potential reimbursement of funds to the U.S. Department of Veteran Affairs.

AIU. Current year revenue decreased $83.4 million as compared to the prior year primarily due to the combination of an overall decline of new student interest and inquiries and a focused marketing initiative concentrating less on new student interest leads from potential students with a lower propensity to start or persist in our programs. These factors drove a decrease in student population and new student starts as compared to the prior year. In addition, students are taking fewer credit hours during each session as compared to prior periods due to changes in curriculum structure and pacing options for our online offerings, and as a result, revenue decreased during the current year.

Current year operating income decreased by $46.2 million as compared to the prior year, as the decrease in revenue was only partially offset by the overall decrease in operating expenses, primarily within advertising, administration, bad debt and admissions expenses. Advertising expense decreased due to a change in marketing strategy focused less on new student interest leads from potential students with a lower propensity to start or persist in our programs. The prior year administrative expense included a charge of approximately $7.0 million related to the settlements of legal matters. Bad debt expense decreased as compared to the prior year, as a result of the decline in revenue. Admissions expense decreased due to a decline in headcount, which resulted from lower new student inquiries as compared to the prior year.

Health Education. Revenue decreased $12.6 million, or 2.9% as compared to the prior year. A decline in new student starts resulted from the overall decline of new student interest and inquiries. Additionally, increased attrition rates contributed to the overall decline in student population, which combined with the decline in new student starts, led to the overall decline in revenue as compared to the prior year.

Health Education’s operating loss of $89.6 million included goodwill and asset impairment charges of $96.7 million, of which $94.7 million resulted from the annual impairment testing performed by the Company. This impairment charge was a result of the carrying value of the Health Education reporting unit exceeding its relative fair value, resulting from the overall decline in new student interest due to several factors, including economic conditions, negative publicity regarding the industry, extended student decision-making timelines and new regulatory impacts. These factors are expected to negatively impact our future operating results, and as a result, the fair value of the Health Education reporting unit declined below its carrying value. See Note 10 “Goodwill and Other Intangible Assets” of the notes to our consolidated financial statements for further discussion.

Academics expense increased as compared to the prior year due to startup campuses increasing their staffing levels and declining student-teacher ratios throughout the campuses. In addition, advertising expense increased due to increased costs for new student leads. In addition to the goodwill impairment charge, the current year included asset impairment charges and amortization expense of approximately $5.1 million related to the impairment and amortization of certain accreditation rights that were previously categorized as indefinite-lived.

We opened our SBI Austin and SBC Columbus campuses in June and September 2011, respectively. During 2010, we opened a total of six campuses, including: SBC Hillside, IL; SBI Cranston, RI; SBC Tinley Park, IL; SBC Indianapolis, IN; SBC Skokie, IL and SBC Portland, OR. As new student interest weakened during 2011, and as we limited the number of students permitted to enroll in certain programs to better align the demands of the current job market with graduates in their fields of study, we slowed down our opening of startup campuses during 2011 as compared to the prior year and do not expect to open any new Health Education campuses in 2012.

Culinary Arts. Current year revenue decreased $73.6 million as compared to the prior year. This decrease was due to a change in the business model which was introduced in July 2011 whereby our Culinary Arts schools began offering primarily certificate programs to new students. The certificate program generates lower revenue-per-student as compared to the associate program as the tuition charged for this program is lower than that of the associates program. In addition, the overall decrease in new student starts, as well as an increase in student attrition rates, drove a decline in student population as compared to the prior year which contributed to the decline in revenue.

Culinary Arts’ operating loss for the current year was $65.0 million as compared to $66.8 million in the prior year. Current year results included goodwill and trade name impairment charges of $94.1 million. Several factors have negatively impacted our future operating results, as discussed in Note 10 “Goodwill and Other Intangible Assets” of the notes to our consolidated financial statements. These impacts, along with the changes made to the business model, were reflected in the projections utilized in determining the fair value for the Culinary Arts reporting unit and LCB trade name. Administrative expense decreased due to a $40.8 million charge for the settlement of a legal matter being recorded in the prior year. Bad debt expense decreased as compared to the prior year due to the Company’s decision to cease offering extended payment plans to new students effective in the first quarter 2011 as well as an overall decline in revenue as compared to the prior year. Additionally, in the prior year, we recorded increases to bad debt expense associated with certain extended payment plan programs in the first and third quarters of $3.2 million and $7.3 million, respectively as well as additional bad debt expense of $4.6 million recorded in the fourth quarter 2010 resulting from the correction of an error in prior periods attributed to the calculation of the allowance for doubtful accounts associated with our extended payment plans. Prior year results also included $69.2 million of impairment charges, of which $67.8 million related to the impairment of the LCB trade name.

Art & Design. Art & Design’s current year revenue decreased $26.4 million as compared to the prior year, and new student starts and student population decreased 35% and 19%, respectively, as compared to the prior year. The decrease in new student starts was caused by an overall decline in new student interest and inquiries and a change in market strategy to focus on local markets and certain media channels which provide higher quality inquiries. The decline in new student starts also resulted from stricter entrance criteria. Student population was affected by the decline in new student starts as compared to the prior year, as well as an increase in student attrition rates.

Operating income decreased $14.1 million as compared to the prior year, as the decline in revenue more than offset the overall decrease in operating expenses. Administrative expense increased as compared to the prior year primarily due to a $6.0 million accrual related to the potential settlement of a legal matter. Admissions and advertising expenses decreased when compared to the prior year, due to a decrease in admissions headcount resulting from a decrease in new student leads, effective cost management and a change in marketing strategy. Lower bad debt expense also contributed to the decrease in total operating expenses as compared to the prior year primarily due to the discontinued use of extended payment plan programs for new students.

International. Current year revenue increased $24.9 million, or 24.6% as compared to the prior year. The increase was driven by an increase in student population and new student starts, as well as a $6.1 million favorable impact of foreign currency exchange rates.

Operating income increased $8.4 million, or 51.5% as compared to the prior year. The increase in revenue was partially offset with higher operating expenses, primarily academics, as we continue our investment associated with higher levels of accreditation, as well as the support of the growing student population. In addition, we invested additional resources for advertising as part of our marketing strategy. Operating income was favorably impacted by $1.2 million due to foreign currency exchange rates.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire Company. Corporate and Other costs decreased $11.3 million as compared to the prior year. The current year results included a $7.0 million insurance recovery related to previously settled legal matters and a $1.4 million gain on the sale of real estate property which were partially offset with increased legal fees related to various regulatory matters. The prior year results included $4.1 million of bad debt expense incurred from our previously terminated recourse loan program, $2.4 million of lease termination charges related to our former corporate headquarters and higher compensation expense related to performance-based incentive programs.

Year Ended December 31, 2010 as Compared to the Year Ended December 31, 2009

CTU. Current year revenue increased $96.7 million as compared to the prior year. Current year student population grew by 13% driven by a higher carry-in student population and an 11% increase in new student starts as compared to the prior year which contributed to the increase in revenue.

2010 operating income increased by $54.0 million, and operating margin increased from 21.7% to 28.8% as compared to the prior year, as increases in revenue more than offset higher levels of operating expenses, primarily within academics and admissions, to support our growing student population. Advertising expense increased as compared to the prior year as costs per new student leads increased due to a shift in marketing strategy to obtain higher quality leads. Bad debt expense increased as compared to the prior year driven by higher student population as well as higher student attrition in the associate and bachelor’s programs.

AIU. Current year revenue increased $39.5 million as compared to the prior year. Although student population decreased 1%, population at the beginning of the period was strong and contributed to the increase in revenue as well as new student starts increased 7% as compared to the prior year primarily driven by an increase in our online programs.

Current year operating income increased by $28.8 million as compared to the prior year, as the increase in revenue more than offset the overall increase in operating expenses. Current year administrative expense increased as compared to the prior year primarily due to approximately $7.0 million related to the settlements of legal matters. Admissions expense increased as compared to the prior year due to an increase in staff to support the increase in new student starts. The prior year occupancy expense included approximately $4.1 million of charges related to the fair value of remaining lease obligations for space that was vacated, as we took steps during 2009 to optimize our real estate footprint.

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

We continued to focus on increasing our geographic presence within Health Education by starting up new campuses in 2010. During 2010, we opened a total of six campuses, including: SBC Hillside, IL; SBI Cranston, RI; SBC Tinley Park, IL; SBC Indianapolis, IN; SBC Skokie, IL and SBC Portland, OR. Excluding the impact of the start-up campuses, revenue increased approximately $71.2 million, or 19.7%, and operating income increased by $18.5 million, or 39.4% as compared to the prior year.

Culinary Arts. Current year revenue increased $55.6 million, or 16.7% as compared to the prior year. This increase was due to a 20% increase in student population resulting from a strong student population at the beginning of 2010 and 13% growth in new student starts, as compared to the prior year.

Culinary Arts’ reported an operating loss of $66.8 million as compared to operating income of $14.9 million in the prior year. The increase in revenue was more than offset by the $69.2 million of impairment charges, a $40.8 million charge for the settlement of a legal matter and increased bad debt expense. The increase in bad debt expense as compared to the prior year resulted from the increase in student receivable balances and bad debt reserve rates for those students utilizing extended payment plans to finance their education, as well as additional bad debt expense of $4.6 million recorded in the fourth quarter 2010 resulting from the correction of an error in prior periods attributed to the calculation of the allowance for doubtful accounts associated with our extended payment plan programs.

Art & Design. Art & Design’s current year revenue increased $4.9 million, or 2.0% as compared to the prior year primarily due to higher population at the beginning of the period. New student starts increased 1%, while student population decreased 2% as compared to the prior year. As anticipated, we began to experience lower new student start growth in the second half of 2010 as we began to compare against significantly higher prior period new student start growth rates as compared to the first half of the year, and as we experienced declining student enrollments similar to others across the industry.

Operating income increased $4.1 million, or 16.4% as compared to the prior year, driven by the increase in revenue. Operating expenses remained relatively stable as compared to the prior year due to effective cost management.

International. Current year revenue increased $11.2 million, or 12.5% as compared to the prior year. The increase was driven by a 16% increase in student population and $3.6 million of revenue related to the IUM acquisition. Excluding a $5.1 million unfavorable impact of foreign currency exchange rates, revenues would have increased 18.2%.

Operating income increased $1.2 million, or 8.1% as compared to the prior year. The increase in revenue was partially offset with higher operating expenses, including academic costs related to the support of the growing student population, as well as the integration of IUM. Operating income was impacted by a $0.8 million unfavorable impact of foreign currency exchange rates and an operating loss of $2.1 million for IUM.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire Company. Corporate and Other costs increased $0.7 million, or 1.8% as compared to the prior year. The current year results include $4.1 million of bad debt expense incurred from our previously terminated recourse loan program and $2.3 million of asset impairment charges offset with cost efficiencies which resulted in the reduction of certain operating expenses, including occupancy costs. The prior year results include $11.3 million of additional performance-based compensation expense related to incentive plan outperformance, offset by the receipt of $12.0 million related to the termination of certain insurance policies.

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

Revenue Recognition

Our revenue is derived primarily from academic programs taught to students who attend our schools. We generally segregate our revenue into two categories: (1) tuition and registration fees and (2) other. Tuition and registration fees represent costs to our students for educational services provided by our schools. We generally bill a student for a one-time registration fee at the beginning of the student’s program and we recognize the registration fee revenue on a straight-line basis over that program period, which includes any applicable externship period. We generally bill student tuition fees at the beginning of each academic term, and we recognize the tuition fees as revenue on a straight-line basis over either the academic term or program period, which includes any applicable externship period. The tuition fees earnings method is determined by the type of program a student is enrolled in. Typically, schools that offer our culinary arts and some of our health programs earn tuition fees over the entire course of the program while the remainder of our schools earn tuition fees over each academic term. The portion of tuition and registration fees payments received from students but not earned is recorded as deferred tuition revenue and reflected as a current liability on our consolidated balance sheet, as such amounts represent revenue that we expect to earn within the next year. Deferred tuition revenue is stated net of outstanding student receivables on a student-by-student basis as of the end of the reporting period. If a student withdraws from one of our schools prior to the completion of the academic term or program period, we refund the portion of tuition and registration fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount of funds to be refunded to a student is calculated based upon the period of time in which the student has attended classes and the amount of tuition and registration fees paid by the student as of their withdrawal date. Such refunds typically reduce deferred tuition revenue and cash on our consolidated balance sheet as generally we do not recognize tuition revenue in our consolidated statement of operations until related refund provisions have lapsed. The portion of deferred revenue we are entitled to retain is immediately recognized into revenue with a corresponding charge to bad debt expense for the amount deemed to be uncollectible.

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

Allowance for Doubtful Accounts

We extend unsecured credit to a portion of the students who are enrolled at our schools for tuition and certain other educational costs. Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to student receivables which we estimate will ultimately not be collectible. As such, our results from operations only reflect the amount of revenue that is estimated to be reasonably collectible. Our standard allowance estimation methodology considers a number of factors that, based on our collections experience, we believe have an impact on our credit risk and the realizability of our student receivables. Among these factors are a student’s status (in-school or out-of-school), anticipated funding source (third party, internal short-term and extended payment plans), whether or not an out-of-school student has completed his or her program of study, and our overall collections history. Out-of-school students include students who have withdrawn from or completed their programs of study. All other students are classified as in-school students.

We monitor our collections and write-off experience to assess whether or not adjustments to our allowance percentage estimates are necessary. Changes in trends in any of the factors that we believe impact the realizability of our student receivables, as noted above, or modifications to our credit standards, collection practices, and other related policies may impact our estimate of our allowance for doubtful accounts and our results from operations. Additionally, we monitor certain internal and external factors, including changes in our academic programs, as well as changes in the current economic, legislative and regulatory environments.

A one percentage point change in our allowance for doubtful accounts as a percentage of gross earned student receivables from continuing operations as of December 31, 2011, would have resulted in a change in pretax income from continuing operations of $1.3 million during the year then ended.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of cost over fair market value of identifiable net assets acquired through business purchases. In accordance with FASB ASC Topic 350 – Intangibles-Goodwill and Other, we review goodwill for impairment on at least an annual basis by applying a fair-value-based test. In evaluating the recoverability of the carrying value of goodwill, we must make assumptions regarding the fair value of our reporting units, as defined under FASB ASC Topic 350. Goodwill is evaluated using a two-step impairment test at the reporting unit level. A reporting unit can be a strategic business unit or business within a strategic business unit. The first step compares the book value of a reporting unit, including goodwill, with its fair value, as determined by its discounted cash flows. If the book value of a reporting unit exceeds its fair value, we complete the second step to determine the amount of goodwill impairment loss that we should record. In the second step, we determine an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The amount of impairment loss is equal to the excess of the book value of the goodwill over the implied fair value of goodwill.

In performing our annual review of goodwill balances for impairment, we estimate the fair value of each of our reporting units based on projected future operating results and cash flows, market assumptions and comparative market multiple methods. Determining fair value requires significant estimates and assumptions based on an evaluation of a number of factors, such as marketplace participants, relative market share, new student interest, student retention, future expansion or contraction expectations, amount and timing of future cash flows and the discount rate applied to the cash flows. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically projected operating results and cash flows have not always been achieved. The failure of one of our reporting units to achieve projected operating results and cash flows in the near term or long term may reduce the estimated fair value of the reporting unit below its carrying value and result in the recognition of a goodwill impairment charge. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. In addition to cash flow estimates, our valuations are sensitive to the rate used to discount cash flows and future growth assumptions. These assumptions could be adversely impacted by certain of the risks discussed in “Risk Factors” in Item 1A on Form 10-K.

As a result of this year’s impairment test, a $168.4 million goodwill impairment charge was recorded, of which $94.7 was reflected within Health Education and $73.7 million within Culinary Arts, as the implied fair value of each reporting unit was less than its reporting amount. As a result of this impairment, the Culinary Arts reporting unit had no remaining goodwill as of December 31, 2011. In addition, a $20.4 million impairment charge was recorded related to the Le Cordon Bleu trade name.

As of December 31, 2011, we had $212.6 million of goodwill remaining. The fair values of our AIU, CTU and International reporting units exceeded their carrying values by substantial amounts (fair value exceeded carrying value for these reporting units by a range of 44% to 400%) and thus, did not indicate a significant risk of goodwill impairment based on current projections and valuations. However, the goodwill associated with our Art & Design and Health Education reporting units have elevated risk due to their exposure to the current regulatory environment and required changes in the business model; namely, the 90-10 Rule and gainful employment. The assumptions used in the valuation of these reporting units were made using management’s best projections. The fair value of these two reporting units exceeded its carrying values by 17% and 12%, respectively. A 0.5% change in the discount rate used in the cash flow analysis would result in a change in the fair value for these two reporting units of approximately $4.3 million. A 0.5% change in the growth rate assumed in the calculation of the terminal value of cash flows would result in a change in the fair value for these two reporting units by $2.2 million. None of these changes would have resulted in an impairment for either of these reporting units. We continue to monitor the operating results and cash flows of our reporting units on a quarterly basis for signs of possible declines in estimated fair value and goodwill impairment. See Note 10 “Goodwill and Other Intangible Assets” of the notes to our consolidated financial statements for further discussion.

Long-Lived Assets

We review property and equipment, definite-lived intangible assets, and other long-lived assets for impairment on an annual basis or whenever adverse events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If such adverse events or changes in circumstances occur, we will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset are less than the carrying value of the related asset. The impairment loss would reduce the carrying value of the asset to its estimated fair value. See Note 8 “Property and Equipment” of the notes to our consolidated financial statements for further discussion.

In evaluating the recoverability of long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the estimated fair value of such assets. If our fair value estimates or related assumptions change in the future, we may be required to record impairment charges related to long-lived assets and definite-lived intangible assets. See Note 8 “Property and Equipment” of the notes to our consolidated financial statements for further discussion of long-lived asset impairment considerations and related charges.

Contingencies

In accordance with FASB ASC Topic 450 – Contingencies, we analyze whether it is probable that an asset has been impaired or a liability has been incurred, and whether the amount of loss can be reasonably estimated. If the loss contingency is both probable and reasonably estimable, then we accrue for costs, including direct costs incurred, associated with the loss contingency. If no accrual is made but the loss contingency is reasonably possible, we disclose the nature of the contingency and the related estimate of possible loss or range of loss if such an estimate can be made. Loss contingencies include, but are not limited to, possible losses related to legal proceedings and regulatory compliance matters. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved.

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

LIQUIDITY, FINANCIAL POSITION, AND CAPITAL RESOURCES

As of December 31, 2011, cash, cash equivalents and short-term investments totaled $441.2 million. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We finance our operating activities and our organic growth primarily through cash generated from operations. We finance acquisitions primarily through funding from credit facility borrowings and cash generated from operations. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations, existing cash balances, and, if necessary, borrowings under our existing credit agreement.

Included in cash and cash equivalents within our consolidated balance sheets are amounts related to certain of our European campuses that are operated as not-for-profit schools. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. The amount of not-for-profit cash and cash equivalents with restrictions was $74.5 million and $58.5 million at December 31, 2011 and 2010, respectively. Restrictions on these cash balances have not affected, nor do we believe that such restrictions will affect, our ability to fund our daily operations.

As of December 31, 2011 and 2010, our foreign subsidiaries held cash and cash equivalents and short-term investments of approximately $154.7 million and $89.1 million, respectively. We have not provided for additional U.S. income taxes on approximately $142.9 million of foreign subsidiary earnings as these earnings are considered permanently invested in those businesses. Such earnings could become taxable upon sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation of cash balances. This cash is associated with earnings that we consider permanently reinvested. In connection with our recent sale of the Istituto Marangoni schools, we plan during 2012 to repatriate those earnings of approximately $44.1 million as a result of the divesture of the asset. We currently have no further plans to repatriate cash and cash equivalents and short-term investments held by our foreign subsidiaries because we plan to reinvest such cash and cash equivalents and short term investments to support our operations and continued growth plans outside the United States through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of these operations. Further, we do not currently forecast a need for these funds in the United States because the Company’s U.S. operations are supported by the cash generated by its U.S. operations.

At December 31, 2011, approximately $286.5 million of our total cash and cash equivalents and short-term investments were held by our U.S. operations. The Company would only plan on repatriating the remaining foreign cash when it would be tax efficient through the utilization of foreign tax credits, when earnings qualify as previously taxed income, upon material changes in U.S. or foreign tax laws related to repatriation, upon divestiture of the related asset, or in the event of a material domestic capital requirement.

Sources and Uses of Cash

Operating Cash Flows

During the years ended December 31, 2011 and 2010, net cash flows provided by operating activities totaled $230.5 million and $272.3 million, respectively.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students finance tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, school payment plans, private and institutional scholarships and cash payments. For the twelve months ended December 31, 2011, 2010 and 2009, approximately 83%, 82%, and 81% respectively, of our U.S. schools’ cash receipts from tuition payments come from Title IV Program funding.

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

Investing Cash Flows

During the years ended December 31, 2011 and 2010, net cash flows used in investing activities totaled $82.6 million and $109.7 million, respectively. The decrease in the cash outflows related to investing activities was primarily driven by investments in our new campus support center in the prior year, and the current year including net proceeds from the sale of our Istituto Marangoni schools.

Capital Expenditures. Capital expenditures decreased $49.0 million, or 38.5% from $127.3 million during the year ended December 31, 2010, to $78.3 million during the year ended December 31, 2011. Capital expenditures represented 4.1% and 6.0% of total revenue of continuing and discontinued operations during the years ended December 31, 2011 and 2010, respectively. Capital expenditures were higher in the prior year due to the increased investment in our new campus support center in 2010.

Acquisition of Everblue Training Institute. On December 1, 2011 we acquired Everblue Training Institute for approximately $9.9 million. The purchase price was funded with cash generated from operating activities.

Acquisition of International University of Monaco. On April 15, 2010, we acquired 100% of the issued and outstanding stock of International University of Monaco for approximately $6.2 million, excluding acquired cash balances of approximately $0.1 million. The purchase price was funded with cash generated from operating activities.

Acquisition of the rights to the LCB brand—Earnout Payments. Effective August 31, 2009, we acquired the outright rights to the Le Cordon Bleu brand in the education services field for the U.S. and Canada. The purchase price for the brand rights consisted of $25.0 million in cash funded from operations, 3.0 million shares of our common stock valued at $71.3 million as of the closing date and originally estimated $43.0 million of earnout payments over a 30-month period. As of December 31, 2011, we have made approximately $34.5 million in earnout payments since acquisition of the brand. We estimate that an additional $5.7 million will be paid within the next four months related to the 30-month earnout.

Proceeds on sale of business, net of cash divested. On November 14, 2011, we received $16.7 million of net proceeds upon the completion of the sale of our Istituto Marangoni schools in Milan, Paris and London, net of cash divested of approximately $33.1 million.

Proceeds on the sale of assets. During the year ended December 31, 2011, we received $6.3 million in gross proceeds in connection with the sale of property located in California.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash outflow of $0.9 million and a net cash inflow of $40.6 million during the years ended December 31, 2011 and 2010, respectively.

Financing Cash Flows

During the years ended December 31, 2011 and 2010, net cash flows used in financing activities totaled $146.7 million and $156.9 million, respectively.

Credit Agreement. As of December 31, 2011, we had no outstanding borrowings under our U.S. Credit Agreement and letters of credit totaling approximately $6.7 million. Our U.S. Credit Agreement provides for borrowings up to $185.0 million and includes certain financial covenants. As of December 31, 2011, we are in compliance with these covenants. Our U.S. Credit Agreement expires on October 31, 2012. Due to the economic uncertainty in the U.S. and the industry in which we operate, we cannot predict with certainty whether this agreement or any new agreement will be renewed, or if renewed, with terms or borrowing capacity as favorable as the prior agreement. See Note 11 “Credit Agreement” of the notes to our consolidated financial statements for additional discussion of our outstanding credit agreement.

Repurchases of Stock. During the year ended December 31, 2011, we repurchased 8.1 million shares of our common stock for approximately $150.4 million at an average price of $18.67 per share. During the year ended

December 31, 2010, we repurchased approximately 5.4 million shares of our common stock for approximately $154.9 million at an average price of $28.54 per share. Repurchases of stock during 2011 and 2010 were funded by cash generated from operating activities.

As of December 31, 2011, approximately $239.8 million was available under our authorized stock repurchase program to repurchase outstanding shares of our common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

On November 21, 2011, we entered into a stock repurchase plan established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “1934 Act”), in connection with our previously authorized stock repurchase program. A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be unable to do so under the 1934 Act’s insider trading rules. This stock repurchase plan facilitated purchases of our common stock under our previously authorized stock repurchase program. Purchases of common stock under this plan were subject to specified parameters and certain price and volume restraints as established in the plan. During January 2012, our designated broker repurchased on our behalf an additional 6.1 million shares of our common stock for $56.4 million at an average price of $9.29 per share under this plan. As a result, approximately $183.3 million was available under our previously authorized stock repurchase program to repurchase outstanding shares of our common stock as of January 31, 2012.

Payment of assumed loans. In conjunction with our acquisition of IUM in the prior year, we assumed loans in the amount of $4.3 million. Repayment of these loans was made immediately after the acquisition closed.

Contractual Obligations

As of December 31, 2011, future minimum cash payments due under contractual obligations, including, among others, non-cancelable operating and capital lease agreements, and other long-term arrangements, were as follows:

	2012	2013	2014	2015	2016	2017 & Thereafter	Total
	(Dollars in thousands)
Operating lease obligations	$115,044	$112,334	$107,445	$94,512	$77,627	$209,460	$716,422
Capital lease obligations(1)	1,049	212	—	—	—	—	1,261
Payments related to acquisitions(2)	5,735	—	—	15,750	—	—	21,485

Total contractual cash obligations(3)	$121,828	$112,546	$107,445	$110,262	$77,627	$209,460	$739,168

(1)	The capital lease obligations include both the future principal payment amount as well as an amount calculated for expected future interest payments.
(2)	The 2012 amount represents the estimated remaining earnout obligation related to our 2009 acquisition of the rights to the LCB brand in the educational services field for the U.S. and Canada. The 2015 amount represents the estimated earnout obligation related to our 2011 acquisition of Everblue Training Institute, which is recorded as compensation expense in our consolidated results of operations ratably over the related service period. See Note 3 “Business Acquisition” of the notes to our consolidated financial statements for further discussion. These estimates are as of December 31, 2011 and are subject to adjustments based on future operating results.
(3)	Due to uncertainty regarding the completion of tax audits and possible outcomes, we do not know the timing of when our obligations related to unrecognized tax benefits will occur, if at all. See Note 13 “Income Taxes” of the notes to our consolidated financial statements for additional detail.

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

Capital Lease Obligations. We have assumed capital lease obligations in connection with certain acquisitions as well as financed certain equipment purchases under capital lease arrangements. As of December 31, 2011, the balance of outstanding capital lease obligations was approximately $1.1 million.

Off-Balance Sheet Arrangements. As of December 31, 2011, we were not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

Changes in Financial Position—December 31, 2011 compared to December 31, 2010

Selected consolidated balance sheet account changes from December 31, 2010, to December 31, 2011, were as follows:

	As of December 31,
	2011	2010	% Change
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Other current assets	17,769	6,089	192%

NON-CURRENT ASSETS:
Goodwill	212,626	374,587	-43%
Intangible assets, net	77,186	110,222	-30%
Other assets, net	30,122	38,923	-23%

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accrued expenses:
Payroll and related benefits	41,853	72,657	-42%
Other	61,536	96,664	-36%

NON-CURRENT LIABILITIES:
Other liabilities	40,365	30,047	34%

STOCKHOLDERS’ EQUITY:
Cost of shares in treasury	(156,275)	(191)	NM

Other current assets and Other non-current assets, net: These changes were primarily driven by the reclassification of our tenant improvement allowance for our new campus support center from long-term to short-term based upon the expected date of receipt. The current amount due for this tenant improvement allowance is $12.2 million.

Goodwill and Intangible assets, net: The decreases in the goodwill and intangible assets balances primarily relate to goodwill impairment charges for two of our domestic reporting units, as well as a trade name impairment charge related to our LCB trade name. See Note 10 “Goodwill and Other Intangible Assets” of the notes to our consolidated financial statements for detail related to these impairment charges.

Accrued expenses – Payroll and related benefits: The decrease is mainly due to lower expected payments of the 2011 annual employee incentive bonus as compared to the prior year expected payments.

Accrued expenses – Other: The decrease is primarily related to the first quarter 2011 payment of a $40.0 million legal settlement recorded in the prior year.

Non-current liabilities – Other liabilities: The increase is driven by a reclassification in tax reserves from short-term to long-term based upon the timing for ultimate resolution of the matters.

Cost of shares in treasury – The increase in cost of shares in treasury was driven by the retirement of 15.1 million shares of treasury stock with a total value of $379.1 million during the fourth quarter of 2010 as well as the repurchase of $150.4 million of our common stock in the current year.

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

Our municipal bond investments are auction rate securities (“ARS”) which generally have stated terms to maturity of greater than one year. We classify investments in ARS on our consolidated balance sheets within other non-current assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continue to accrue interest and are auctioned on a set interval until the auction succeeds, the issuer calls the securities, or they mature. As of December 31, 2011, we have determined these investments are at risk for impairment due to the nature of the liquidity of the market over the past year. As a result, we recorded a cumulative unrealized loss reflected within other comprehensive loss on our consolidated balance sheet of approximately $0.7 million as of December 31, 2011.

Interest Rate Exposure

Any outstanding borrowings under our credit agreement bear annual interest at fluctuating rates as determined by the Prime Rate or the London Interbank Offered Rate (LIBOR). As of December 31, 2011 and 2010, we had no outstanding borrowings under this agreement.

Our investments and debt instruments are recorded at their fair values as of December 31, 2011 and 2010. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

Foreign Currency Exposure

We are subject to foreign currency exchange exposures arising from current and anticipated transactions denominated in currencies other than the U.S. dollar, and from the translation of foreign currency balance sheet accounts into U.S. dollar balance sheet accounts. Specifically, we are subject to risks associated with fluctuations in the value of the Euro and the British pound versus the U.S. dollar. Our investment in our foreign operations as of December 31, 2011, was not significant to our consolidated financial position.

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

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011 our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based upon the evaluation under the framework contained in the COSO Report, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

Ernst & Young LLP, our independent registered public accounting firm, who audited and reported on the consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting. This attestation report is included on page 99 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below is a list of our Executive Officers and Board of Directors:

Executive Officers:	Board of Directors:

Steven H. Lesnik	Steven H. Lesnik—Chairman of the Board
Chairman of the Board, President and Chief Executive Officer	Chairman of the Board, President and Chief Executive Officer of Career Education Corporation

Michael J. Graham	Leslie T. Thornton—Lead Director
Executive Vice President and Chief Financial Officer	Vice President and General Counsel of WGL Holdings, Inc.

Jeffrey D. Ayers	Dennis H. Chookaszian
Senior Vice President, General Counsel and Corporate Secretary	Former Chairman and Chief Executive Officer of CNA Financial Corporation

Robert T. DeYoung	David W. Devonshire
Executive Vice President, Corporate Marketing and Chief Marketing Officer	Former Executive Vice President and Chief Financial Officer of Motorola, Inc.

Jason T. Friesen	Patrick W. Gross
Senior Vice President, Health Education and Treasurer	Founder and Chairman of the Lovell Group

Manoj G. Kulkarni	Gregory L. Jackson
Senior Vice President and Chief Information Officer	Senior Portfolio Manager, Ensign Peak Advisors

Colleen M. O’Sullivan	Thomas B. Lally
Senior Vice President and Chief Accounting Officer	Former President of Heller Equity Capital Corporation

Erik I. Parks
Senior Vice President, Art & Design

Steven J. Tober
Chief Executive Officer of American InterContinental University

Jeremy J. Wheaton
Chief Executive Officer of Colorado Technical University

The other information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2012 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2012 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2012 Annual Meeting of Stockholders.

The following table provides information as of December 31, 2011, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION

	(a)		(b)	(c)
Plan Category	Number of shares to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	3,353,462	(1)	$27.79	5,859,894	(2)
Equity compensation plans not approved by stockholders	200,000	(3)	$19.60	—

Total	3,553,462		$27.33	5,859,894

(1)	Includes outstanding options to purchase shares of our common stock under the Career Education Corporation 1998 Employee Incentive Compensation Plan, 1998 Non-Employee Directors’ Stock Option Plan and 2008 Incentive Compensation Plan.
(2)	Includes shares available for future issuance under the Career Education Corporation 2008 Incentive Compensation Plan and excludes securities reflected in column (a). In addition to stock options, the Career Education Corporation 2008 Incentive Compensation Plan provides for the issuance of stock appreciation rights, restricted stock, deferred stock, stock, dividend equivalents, other stock-based awards, performance awards, or cash incentive awards.
(3)	On August 30, 2002, we issued an option to purchase 200,000 shares of our common stock to Le Cordon Bleu Limited in connection with an amendment to a now terminated license agreement giving us the exclusive right to use the Le Cordon Bleu name in North America. The option was immediately exercisable at an exercise price per share of $19.60 and expires on August 29, 2012. The exercise price of the option represents 90 percent of the average closing sale price of our common stock during the five trading days ended August 29, 2002. The option was issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended. The issuance was made without general solicitation or advertising.

Career Education Corporation, its directors and certain of its officers may be deemed to be participants in the solicitation of Career Education Corporation’s security holders in connection with its 2012 Annual Meeting of Stockholders. Security holders may obtain information regarding the names, affiliations, and interests of such individuals in this Form 10-K and its Proxy Statement relating to its 2012 Annual Meeting.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2012 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive Proxy Statement to be filed in connection with our 2012 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The financial statements listed in the Index to Financial Statements page 98 are filed as part of this Annual Report.

2.	Financial Statement Schedules

These schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or because they are not applicable or not required.

3.	Exhibits

The exhibits listed in the Index to Exhibits page 151 - 154 are filed as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February 2012.

CAREER EDUCATION CORPORATION

By:	/s/ MICHAEL J. GRAHAM
Michael J. Graham,
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN H. LESNIK Steven H. Lesnik	Chairman of the Board and Director, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2012

/s/ MICHAEL J. GRAHAM Michael J. Graham	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2012

/s/ COLLEEN M. O’SULLIVAN Colleen M. O’Sullivan	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2012

/s/ LESLIE T. THORNTON Leslie T. Thornton	Lead Director	February 27, 2012

/s/ DENNIS H. CHOOKASZIAN Dennis H. Chookaszian	Director	February 27, 2012

/s/ DAVID W. DEVONSHIRE David W. Devonshire	Director	February 27, 2012

/s/ PATRICK W. GROSS Patrick W. Gross	Director	February 27, 2012

/s/ GREGORY L. JACKSON Gregory L. Jackson	Director	February 27, 2012

/s/ THOMAS B. LALLY Thomas B. Lally	Director	February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Career Education Corporation

We have audited Career Education Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Career Education Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report on Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Career Education and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Career Education Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Career Education Corporation and subsidiaries, and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 27, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Career Education Corporation

We have audited the accompanying consolidated balance sheets of Career Education Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Career Education Corporation and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Career Education Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

February 27, 2012

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	As of December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$280,592	$260,644
Short-term investments	160,607	159,671

Total cash and cash equivalents and short-term investments	441,199	420,315
Student receivables, net of allowance for doubtful accounts of $43,891 and $50,099 as of December 31, 2011 and 2010, respectively	60,573	62,091
Receivables, other, net	2,914	1,861
Prepaid expenses	62,399	51,380
Inventories	11,356	13,142
Deferred income tax assets, net	10,940	31,665
Other current assets	17,769	6,089
Assets of discontinued operations	3,328	39,982

Total current assets	610,478	626,525

NON-CURRENT ASSETS:
Property and equipment, net	349,788	363,516
Goodwill	212,626	374,587
Intangible assets, net	77,186	110,222
Student receivables, net of allowance for doubtful accounts of $21,062 and $40,840 as of December 31, 2011 and 2010, respectively	9,297	12,522
Deferred income tax assets, net	9,522	6,793
Other assets, net	30,122	38,923
Assets of discontinued operations	17,101	39,872

TOTAL ASSETS	$1,316,120	$1,572,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of capital lease obligations	$844	$783
Accounts payable	48,408	53,115
Accrued expenses:
Payroll and related benefits	41,853	72,657
Advertising and production costs	17,717	18,846
Earnout payments	5,735	17,439
Other	61,536	96,664
Deferred tuition revenue	144,947	152,590
Liabilities of discontinued operations	8,403	44,990

Total current liabilities	329,443	457,084

NON-CURRENT LIABILITIES:
Capital lease obligations, net of current maturities	207	1,223
Deferred rent obligations	102,079	103,872
Earnout payments	—	7,690
Other liabilities	40,365	30,047
Liabilities of discontinued operations	37,935	38,507

Total non-current liabilities	180,586	181,339

SHARE-BASED AWARDS SUBJECT TO REDEMPTION	110	153

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 81,966,793 and 81,220,265 shares issued, 73,621,548 and 81,209,410 shares outstanding as of December 31, 2011 and 2010, respectively	820	812
Additional paid-in capital	590,965	576,853
Accumulated other comprehensive loss	(5,136)	(81)
Retained earnings	375,607	356,991
Cost of 8,345,245 and 10,855 shares in treasury as of December 31, 2011 and 2010, respectively	(156,275)	(191)

Total stockholders’ equity	805,981	934,384

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,316,120	$1,572,960

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2011	2010	2009
REVENUE:
Tuition and registration fees	$1,827,164	$2,007,903	$1,729,496
Other	57,341	81,270	72,905

Total revenue	1,884,505	2,089,173	1,802,401

OPERATING EXPENSES:
Educational services and facilities	632,593	626,254	593,398
General and administrative	936,714	1,080,148	916,715
Depreciation and amortization	84,512	70,043	64,574
Goodwill and asset impairment	191,524	71,829	2,500

Total operating expenses	1,845,343	1,848,274	1,577,187

Operating income	39,162	240,899	225,214

OTHER INCOME (EXPENSE):
Interest income	1,376	1,138	2,268
Interest expense	(563)	(381)	(225)
Miscellaneous income (expense)	1,972	(484)	(788)

Total other income	2,785	273	1,255

PRETAX INCOME	41,947	241,172	226,469
Provision for income taxes	46,146	78,401	79,604

(LOSS) INCOME FROM CONTINUING OPERATIONS	(4,199)	162,771	146,865

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	22,772	(4,998)	(65,646)

NET INCOME	$18,573	$157,773	$81,219

NET (LOSS) INCOME PER SHARE—BASIC:
(Loss) income from continuing operations	$(0.06)	$2.04	$1.71
Income (loss) from discontinued operations	0.31	(0.07)	(0.76)

Net income	$0.25	$1.97	$0.95

NET (LOSS) INCOME PER SHARE—DILUTED:
(Loss) income from continuing operations	$(0.06)	$2.01	$1.70
Income (loss) from discontinued operations	0.31	(0.06)	(0.76)

Net income	$0.25	$1.95	$0.94

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	74,498	79,902	85,838

Diluted	74,498	80,850	86,418

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Issued Shares	$0.01 Par Value	Purchased Shares	Cost
BALANCE, December 31, 2008	93,307	$933	(3,558)	$(89,078)	$640,396	$5,774	$389,627	$947,652
Net income	—	—	—	—	—	—	81,219	81,219
Foreign currency translation gain	—	—	—	—	—	3,807	—	3,807
Unrealized loss on investments	—	—	—	—	—	(1,173)	—	(1,173)

Total comprehensive income								83,853

Treasury stock purchased	—	—	(8,996)	(199,811)	—	—	—	(199,811)
Acquisition of the rights to the Le Cordon Bleu brand	—	—	3,000	68,310	2,940	—	—	71,250
Share-based compensation expense:
Stock option plans	—	—	—	—	6,384	—	—	6,384
Restricted stock award plans	—	—	—	—	9,760	—	—	9,760
Employee stock purchase plan	—	—	—	—	372	—	—	372
Common stock issued under:
Stock option plans	57	1	—	—	691	—	—	692
Restricted stock award plans	1,925	19	(60)	(1,308)	(19)	—	—	(1,308)
Employee stock purchase plan	110	1	—	—	2,104	—	—	2,105
Tax benefit of options exercised	—	—	—	—	237	—	—	237
Adjustment of share-based awards subject to redemption	—	—	—	—	—	—	338	338

BALANCE, December 31, 2009	95,399	$954	(9,614)	$(221,887)	$662,865	$8,408	$471,184	$921,524

Net income	—	—	—	—	—	—	157,773	157,773
Foreign currency translation loss	—	—	—	—	—	(8,577)	—	(8,577)
Unrealized gain on investments	—	—	—	—	—	88	—	88

Total comprehensive income								149,284

Treasury stock purchased	—	—	(5,427)	(154,913)	—	—	—	(154,913)
Treasury stock retirement	(15,119)	(151)	15,119	379,139	(106,654)	—	(272,334)	—
Share-based compensation expense:
Stock option plans	—	—	—	—	7,419	—	—	7,419
Restricted stock award plans	—	—	—	—	9,485	—	—	9,485
Employee stock purchase plan	—	—	—	—	414	—	—	414
Common stock issued under:
Stock option plans	52	—	—	—	766	—	—	766
Restricted stock award plans	774	8	(89)	(2,530)	(8)	—	—	(2,530)
Employee stock purchase plan	114	1	—	—	2,343	—	—	2,344
Tax benefit of options exercised	—	—	—	—	223	—	—	223
Adjustment of share-based awards subject to redemption	—	—	—	—	—	—	368	368

BALANCE, December 31, 2010	81,220	$812	(11)	$(191)	$576,853	$(81)	$356,991	$934,384

Net income	—	—	—	—	—	—	18,573	18,573
Foreign currency translation loss	—	—	—	—	—	(5,015)	—	(5,015)
Unrealized loss on investments	—	—	—	—	—	(40)	—	(40)

Total comprehensive income								13,518

Treasury stock purchased	—	—	(8,056)	(150,445)	—	—	—	(150,445)
Share-based compensation expense:
Stock option plans	—	—	—	—	5,453	—	—	5,453
Restricted stock award plans	—	—	—	—	8,978	—	—	8,978
Employee stock purchase plan	—	—	—	—	400	—	—	400
Common stock issued under:
Stock option plans	142	2	—	—	2,067	—	—	2,069
Restricted stock award plans	425	4	(278)	(5,639)	(4)	—	—	(5,639)
Employee stock purchase plan	180	2	—	—	2,299	—	—	2,301
Tax effect of options exercised & stock settlements	—	—	—	—	(5,081)	—	—	(5,081)
Adjustment of share-based awards subject to redemption	—	—	—	—	—	—	43	43

BALANCE, December 31, 2011	81,967	$820	(8,345)	$(156,275)	$590,965	$(5,136)	$375,607	$805,981

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,573	$157,773	$81,219
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and asset impairment	191,524	71,829	2,500
Depreciation and amortization expense	85,367	71,624	67,596
Bad debt expense	55,721	106,324	56,718
Compensation expense related to share-based awards	14,831	17,318	16,516
Gain on sale of business	(27,085)	—	—
(Gain) loss on disposition of property and equipment	(1,711)	457	1,291
Deferred income taxes	14,226	(17,007)	(8,702)
Changes in operating assets and liabilities
Student receivables, gross	29,917	(30,105)	(14,961)
Allowance for doubtful accounts	(81,666)	(68,815)	(52,000)
Other receivables, net	(738)	(459)	3,924
Inventories, prepaid expenses, and other current assets	3,418	(1,542)	2,730
Deposits and other non-current assets	3,356	(1,794)	(1,896)
Accounts payable	(3,803)	4,364	22,507
Accrued expenses and deferred rent obligations	(74,075)	(25,055)	81,239
Deferred tuition revenue	2,595	(12,653)	29,570

Net cash provided by operating activities	230,450	272,259	288,251

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(189,258)	(291,864)	(617,032)
Sales of available-for-sale investments	188,322	332,445	668,281
Purchases of property and equipment	(78,333)	(127,283)	(74,087)
Acquisition of the rights to the Le Cordon Bleu brand	(16,355)	(16,852)	(26,331)
Proceeds on the sale of assets	6,259	—	—
Proceeds on the sale of business, net of cash divested	16,670	—	—
Business acquisition, net of acquired cash	(9,851)	(6,194)	—
Other	(40)	88	(132)

Net cash used in investing activities	(82,586)	(109,660)	(49,301)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(150,445)	(154,913)	(201,119)
Issuance of common stock	4,370	3,109	2,797
Tax benefit associated with stock option exercises	376	223	237
Payments of assumed loans upon business acquisition	—	(4,279)	—
Payments of capital lease obligations	(989)	(1,013)	(1,066)

Net cash used in financing activities	(146,688)	(156,873)	(199,151)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	(10,066)	(1,316)	415

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,890)	4,410	40,214
DISCONTINUED OPERATIONS CASH ACTIVITY INCLUDED ABOVE:
Add: Cash balance of discontinued operations, beginning of the year	28,838	26,824	22,447
Less: Cash balance of discontinued operations, end of the year	—	28,838	26,824
CASH AND CASH EQUIVALENTS, beginning of the year	260,644	258,248	222,411

CASH AND CASH EQUIVALENTS, end of the year	$280,592	$260,644	$258,248

Supplemental Cash Flow Information:
Interest paid	$116	$162	$103
Income taxes paid	$40,188	$103,306	$54,908

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

1. DESCRIPTION OF THE COMPANY

The colleges, schools and universities that are part of the Career Education Corporation (“CEC”) family offer high-quality education to a diverse student population of approximately 100,000 students across the world in a variety of career-oriented disciplines through online, on-ground and hybrid learning program offerings. The more than 90 campuses that serve these students are located throughout the United States and in France, the United Kingdom and Monaco, and offer doctoral, master’s, bachelor’s and associate degrees and diploma and certificate programs.

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

During the first quarter of 2011, we reclassified a portion of our current assets and liabilities associated with uncertain tax positions as non-current. Our December 31, 2010 consolidated balance sheet has been recast to be comparable to the current period.

In November 2011, we completed the sale of our Istituto Marangoni schools in Milan, Paris and London. Accordingly, the results of operations for those schools are now reported within discontinued operations. All current and prior period financial statements and the related notes herein, including segment reporting, have been recast to include the results of operations and financial position of Istituto Marangoni as a component of discontinued operations. See Note 5 “Discontinued Operations” of the notes to our consolidated financial statements for further discussion.

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

d. Concentration of Credit Risk

We extend unsecured credit to a portion of the students who are enrolled at our schools for tuition and other educational costs. A substantial portion of credit extended to students is repaid through the students’ participation in various federal financial aid programs authorized by Title IV of the Higher Education Act of 1965, as amended (“HEA”), which we refer to as “Title IV Programs.” For the years ended December 31, 2011, 2010 and 2009, approximately 83%, 82% and 81% respectively, of our U.S. schools’ cash receipts from tuition payments came from Title IV Program funding.

Transfers of funds received from Title IV Programs are made in accordance with the U.S. Department of Education’s (“ED”) requirements. Changes in ED funding of Title IV Programs could have a material impact on our ability to attract students and the realizability of our student receivables. Please see Part 1, Item 1A “Risk Factors” for further discussion of the risks associated with Title IV Programs.

e. Allowance for Doubtful Accounts

We extend unsecured credit to a portion of the students who are enrolled at our schools for tuition and certain other educational costs. Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to student receivables which we estimate will ultimately not be collectible. As such, our results from operations only reflect the amount of revenue that is estimated to be reasonably collectible. Our standard allowance estimation methodology considers a number of factors that, based on our collections experience, we believe have an impact on our credit risk and the realizability of our student receivables. Among these factors are a student’s status (in-school or out-of-school), anticipated funding source (third party, internal short-term and extended payment plans), whether or not an out-of-school student has completed his or her program of study, and our overall collections history. Out-of-school students include students who have withdrawn from or completed their programs of study. All other students are classified as in-school students.

We monitor our collections and write-off experience to assess whether or not adjustments to our allowance percentage estimates are necessary. Changes in trends in any of the factors that we believe impact the realizability of our student receivables, as noted above, or modifications to our credit standards, collection practices, and other related policies may impact our estimate of our allowance for doubtful accounts and our results from operations. Additionally, we monitor certain internal and external factors, including changes in our academic programs, as well as changes in the current economic, legislative and regulatory environments.

f. Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, short-term investments, current portion of student receivables and accounts payable reported in our consolidated balance sheets approximate fair value because of the nature of these financial instruments, as they generally have short maturity periods.

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

Our investment in auction rate securities (“ARS”) are presented within other non-current assets on the consolidated balance sheets. As of December 31, 2011, we have determined these investments are at risk for impairment due to the nature of the liquidity of the market over the past year. Cumulative unrealized losses as of December 31, 2011, amount to $0.7 million and are reflected within other comprehensive loss as a component of stockholders’ equity. We believe this impairment is temporary, as we do not intend to sell the investments and it is unlikely we will be required to sell the investments before recovery of their amortized cost basis.

Our student receivables with repayment periods greater than one year are presented within non-current assets on the consolidated balance sheets. It is not practicable to estimate the fair value of these financial instruments, since observable market data is not readily available, and no reasonable estimation methodology exists.

g. Revenue Recognition

Our revenue is derived primarily from academic programs taught to students who attend our schools. We generally segregate our revenue into two categories: (1) tuition and registration fees and (2) other. Tuition and registration fees represent costs to our students for educational services provided by our schools. We generally bill a student for a one-time registration fee at the beginning of the student’s program and we recognize the registration fee revenue on a straight-line basis over that program period, which includes any applicable externship period. We generally bill student tuition fees at the beginning of each academic term, and we recognize the tuition fees as revenue on a straight-line basis over either the academic term or program period, which includes any applicable externship period. The tuition fees earnings method is determined by the type of program a student is enrolled in. Typically, schools that offer our culinary arts and some of our health programs earn tuition fees over the entire course of the program while the remainder of our schools earn tuition fees over each academic term. The portion of tuition and registration fees payments received from students but not earned is recorded as deferred tuition revenue and reflected as a current liability on our consolidated balance sheet, as such amounts represent revenue that we expect to earn within the next year. Deferred tuition revenue is stated net of outstanding student receivables on a student-by-student basis as of the end of the reporting period. If a student withdraws from one of our schools prior to the completion of the academic term or program period, we refund the portion of tuition and registration fees already paid that, pursuant to our refund policy and applicable federal and state law and accrediting agency standards, we are not entitled to retain. Generally, the amount of funds to be refunded to a student is calculated based upon the period of time in which the student has attended classes and the amount of tuition and registration fees paid by the student as of their withdrawal date. Such refunds typically reduce deferred tuition revenue and cash on our consolidated balance sheet as generally we do not recognize tuition revenue in our consolidated statement of operations until related refund provisions have lapsed. The portion of deferred revenue we are entitled to retain is immediately recognized into revenue with a corresponding charge to bad debt expense for the amount deemed to be uncollectible.

Our schools’ academic year is generally at least 30 weeks in length but varies both by school and program of study and is divided by academic terms or payment periods. Academic terms or payment periods are determined by regulatory requirements mandated by the federal government and/or appropriate accrediting body, which also vary by school and program. Academic terms are determined by start dates, which also vary by school and program. Our schools charge tuition at varying amounts, depending on the school, the type of program and specific curriculum. Our students finance costs through a variety of funding sources, including, among others, federal loan and grant programs, school payment plans, private loans and grants, private and institutional scholarships and cash payments.

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

Included in cash and cash equivalents are amounts related to certain of our European campuses that are not-for-profit schools. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. Restrictions on cash balances have not affected our ability to fund daily operations. See Note 6 “Cash and Cash Equivalents and Investments” of the notes to our consolidated financial statements for further discussion.

i. Student Receivables

Student receivables represent funds owed to us in exchange for the education services that have been provided to a student. Student receivables are reported net of an allowance for doubtful accounts and net of deferred tuition revenue, as determined on a student-by-student basis as of the end of the reporting period. Student receivables which are due to be paid in less than one year are recorded as current assets within our consolidated balance sheet. Student receivables which are due to be paid at dates ranging from one to ten years from the balance sheet date are reported as non-current assets within our consolidated balance sheet.

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

j. Discontinued Operations

Discontinued operations are accounted for in accordance with the provisions of FASB ASC Section 360-10-35 Property, Plant, and Equipment. In accordance with FASB ASC Section 360-10-35, the net assets of discontinued operations are recorded on our consolidated balance sheet at estimated fair value. The results of operations of discontinued operations are segregated from operations and reported separately as discontinued operations in our consolidated statement of operations. See Note 5 “Discontinued Operations” of the notes to our consolidated financial statements for further discussion.

k. Investments

Our investments, which primarily consist of U.S. Treasury bills and U.S. Government Agencies, are classified as “available-for-sale” and recorded at fair value. Any unrealized holding gains or temporary unrealized holding losses, net of income tax effects, are reported as a component of accumulated other comprehensive (loss) income within stockholders’ equity. Realized gains and losses are computed on the basis of specific identification and are included in miscellaneous income (expense) in our consolidated statement of operations. Our investments in municipal auction rate securities generally have stated terms to maturity of greater than one year. As such, we classify such investments as a component of other assets within non-current assets on our consolidated balance sheet.

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

n. Goodwill and Intangible Assets

Goodwill represents the excess of cost over fair market value of identifiable net assets acquired through business purchases. In accordance with FASB ASC Topic 350 – Intangibles-Goodwill and Other, we review goodwill for impairment on at least an annual basis by applying a fair-value-based test. In evaluating the recoverability of the carrying value of goodwill, we must make assumptions regarding the fair value of our reporting units, as defined under FASB ASC Topic 350. Goodwill is evaluated using a two-step impairment test at the reporting unit level. A reporting unit can be a strategic business unit or business within a strategic business unit. The first step compares the book value of a reporting unit, including goodwill, with its fair value, as determined by its discounted cash flows. If the book value of a reporting unit exceeds its fair value, we complete the second step to determine the amount of goodwill impairment loss that we should record. In the second step, we determine an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill (including any unrecognized intangible assets). The amount of impairment loss is equal to the excess of the book value of the goodwill over the implied fair value of goodwill.

In performing our annual review of goodwill balances for impairment, we estimate the fair value of each of our reporting units based on projected future operating results and cash flows, market assumptions and comparative market multiple methods. Determining fair value requires significant estimates and assumptions based on an evaluation of a number of factors, such as marketplace participants, relative market share, new student interest, student retention, future expansion or contraction expectations, amount and timing of future cash flows and the discount rate applied to the cash flows. Projected future operating results and cash flows used for valuation purposes may reflect considerable improvements relative to historical periods with respect to, among other things, revenue growth and operating margins. Although we believe our projected future operating results and cash flows and related estimates regarding fair values are based on reasonable assumptions, historically projected operating results and cash flows have not always been achieved. The failure of one of our reporting units to achieve projected operating results and cash flows in the near term or long term may reduce the estimated fair value of the reporting unit below its carrying value and result in the recognition of a goodwill impairment charge. Significant management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. In addition to cash flow estimates, our valuations are sensitive to the rate used to discount cash flows and future growth assumptions. These assumptions could be adversely impacted by certain of the risks discussed in “Risk Factors” in Item 1A on Form 10-K.

During the year ended December 31, 2011, we recorded $191.5 million of goodwill and intangible asset impairment charges. See Note 10 “Goodwill and Other Intangible Assets” of the notes to our consolidated financial statements for further discussion. As of December 31, 2011, we had $212.6 million of goodwill remaining. We monitor the operating results and cash flows of our reporting units on a quarterly basis for signs of possible further declines in estimated fair value and goodwill impairment.

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

o. Impairment of Long-Lived Assets

We review property and equipment, definite-lived intangible assets, and other long-lived assets for impairment on an annual basis or whenever adverse events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. If such adverse events or changes in circumstances occur, we will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset are less than the carrying value of the related asset. The impairment loss would reduce the carrying value of the asset to its estimated fair value. See Note 8 “Property and Equipment” of the notes to our consolidated financial statements for further discussion.

p. Contingencies

In accordance with FASB ASC Topic 450 – Contingencies, we analyze whether it is probable that an asset has been impaired or a liability has been incurred, and whether the amount of loss can be reasonably estimated. If the loss contingency is both probable and reasonably estimable, then we accrue for costs, including direct costs incurred, associated with the loss contingency. If no accrual is made but the loss contingency is reasonably possible, we disclose the nature of the contingency and the related estimate of possible loss or range of loss if such an estimate can be made. Loss contingencies include, but are not limited to, possible losses related to legal proceedings and regulatory compliance matters. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved.

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

See Note 15 “Share-Based Compensation” of the notes to our consolidated financial statements for further discussion of our share-based compensation plans, the nature of share-based awards issued under the plans and our accounting for share-based awards.

t. Foreign Currency Translation

For the years ended December 31, 2011, 2010 and 2009, revenues and expenses related to our foreign-based subsidiaries have been translated into U.S. dollars using average exchange rates during the reporting period, with transaction gains or losses included in net income. The aggregate transaction gains or losses included in net income for the years ended December 31, 2011, 2010 and 2009 were not significant. The assets and liabilities of these subsidiaries have been translated into U.S. dollars using exchange rates in effect at the balance sheet dates, with gains and losses resulting from such translations included in accumulated other comprehensive income. Accumulated other comprehensive loss included a comprehensive loss related to foreign currency translations of $4.8 million for the year ended December 31, 2011 and a comprehensive gain of $0.2 million for the year ended December 31, 2010. The functional currency of each of our foreign subsidiaries is its local currency.

u. Educational Services and Facilities Expense

Educational services and facilities expense includes costs directly attributable to the educational activity of our schools, including, among other things, (1) salaries and benefits of faculty, academic administrators, and student support personnel and (2) costs of educational supplies and facilities, including rents on school leases, certain costs of establishing and maintaining computer laboratories, costs of student housing, owned and leased facility costs and royalty fees paid to Le Cordon Bleu Limited through August 2009. Also included in educational services and facilities expense are costs of other goods and services provided by our schools, including, among other things, costs of textbooks, laptop computers, dormitory services, restaurant services, contract training and cafeteria services. Costs of such other goods and services for continuing operations, included in educational services and facilities expense in our consolidated statements of operations, were approximately $82.7 million, $89.5 million and $84.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

v. Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for continuing operations, which are included in general and administrative expenses in our consolidated statements of operations, were $287.2 million, $300.4 million and $288.7 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

3. BUSINESS ACQUISITION

On December 1, 2011 we acquired Everblue Training Institute for approximately $9.9 million. Everblue specializes in providing jobs training in energy conservation fields primarily for the building and construction industry and offers educational sessions in more than 70 U.S. cities and seven international locations. It provides U.S. Green Building Council education programs – including Leadership in Energy and Environmental Design (LEED) training – for contractors, owners, operators, architects, engineers and government workers, as well as Building Performance Institute (BPI) training.

The purchase price was funded with cash generated from operating activities. The purchase agreement also includes an earnout provision which is calculated based upon future revenue growth and operating margins. The amount due is also dependent upon the period of time in which the recipients, who are the previous owners and senior management of Everblue, remain with the Company. As such, the earnout is being accounted for as compensation; it is not part of the consideration paid for the business. Compensation expense will be recognized ratably over the service period, which is the earlier of the date in which the recipient leaves the Company or the fourth anniversary of the closing date. As of December 31, 2011, we estimated the aggregate earnout payment to be $15.8 million. The current year results of operations include $0.3 million of compensation expense related to this earnout provision. We will review the assumptions utilized in calculating the earnout periodically and adjust the amount of compensation expense recognized accordingly.

The following table summarizes the preliminary estimated fair values of assets acquired and liabilities assumed as of December 1, 2011:

(Dollars in thousands)
Current assets:
Receivables	$1,176
Other current assets	247
Non-current assets:
Property and equipment	147
Goodwill	8,853

Total assets acquired	10,423

Deferred tuition revenue	572

Total liabilities assumed	572

Net assets acquired	$9,851

The preliminary allocation of purchase price was based upon a preliminary estimated closing balance sheet. The preliminary purchase price allocation is subject to change upon finalization of the closing balance sheet.

Estimated goodwill of $8.9 million represents the premium we paid over the fair value of the preliminary net assets we acquired. We paid this premium for the expertise and education platform the Company has gained in this specialized industry and believe combining it with our technology, capital and centralized services will offer significant growth opportunities. The amount of preliminary goodwill deductible for income tax reporting purposes is $8.9 million. Everblue’s operating results are included in our consolidated financial statements from the date of acquisition.

Supplemental pro forma financial statement disclosures have not been included as this acquisition is not material to our consolidated financial position or results of operations.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The amendments in this ASU give entities the option to assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, as a basis for determining the need to perform the two-step goodwill impairment test described in Topic 350. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. We are currently evaluating this guidance, and do not believe the adoption will impact the presentation of our financial condition, results of operations and disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements, and that reclassification adjustments from other comprehensive income to net income be presented on the face of the financial statements. The amendments in ASU 2011-05 do not change the items reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income or how earnings per share is calculated and presented. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05. ASU 2011-12 defers only those changes in ASU 2011-05 that pertain to how, when and where reclassification adjustments are presented. For public entities, ASUs 2011-05 and 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011; early adoption is permitted. We are currently evaluating the guidance in ASUs 2011-05 and 2011-12, and do not believe their adoption will significantly impact the presentation of our financial condition, results of operations and disclosures.

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

5. DISCONTINUED OPERATIONS

On November 14, 2011, we completed the sale of our Istituto Marangoni schools in Milan, Paris and London. As a result of that transaction, we recorded a pretax gain of approximately $27.1 million, which represented the difference between the proceeds of $49.8 million received and the book value of the net assets sold. Included in the net assets of the business was a $2.8 million cumulative translation loss resulting from the effects of foreign currency on Istituto Marangoni’s balance sheet. This loss had been included within other comprehensive income (loss) within the audited consolidated balance sheets. As a result of the sale, the cumulative translation loss, along with the remaining net assets of the business were written off. Excluded from the net assets of the business was $20.2 million of goodwill which was allocated to the remainder of the International reporting unit in accordance with FASB ASC Topic 350 Intangibles – Goodwill and Other. See Note 10 “Goodwill and Other Intangible Assets” of the notes to our consolidated financial statements for further discussion. All current and prior period financial statements have been recast to include the results of operations and financial position of Istituto Marangoni as a component of discontinued operations. In addition, discontinued operations include the results of operations for schools that have previously ceased operations or were sold.

Results of Discontinued Operations

Combined summary results of operations for our discontinued operations for the years ended December 31, 2011, 2010 and 2009, were as follows:

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Revenue	$31,732	$35,507	$44,165

Income (loss) before income tax	$20,694	$(7,846)	$(101,842)
Income tax benefit(1)	(2,078)	(2,848)	(36,196)

Income (loss) from discontinued operations, net of tax	$22,772	$(4,998)	$(65,646)

(1)	The current year income tax benefit includes $0.3 million of income tax expense related to the sale of Istituto Marangoni. The tax gain related to this transaction was significantly less than the gain reflected within the income (loss) before income tax presented above primarily due to the $20.2 million of goodwill which was allocated to the remainder of the International reporting unit for book purposes, but which was included in the net assets sold for purposes of calculating the taxable gain.

Assets and Liabilities of Discontinued Operations

Assets and liabilities of discontinued operations on our consolidated balance sheets as of December 31, 2011 and 2010 include the following:

	As of December 31,
	2011	2010
	(Dollars in thousands)
Assets:
Current assets:
Cash and cash equivalents	$—	$28,838
Receivables, net	104	2,556
Prepaid expenses	—	3,071
Deferred income tax assets	3,224	4,786
Other current assets	—	731

Total current assets	3,328	39,982

Non-current assets:
Property and equipment, net	—	3,259
Goodwill	—	6,889
Intangible assets, net	—	8,541
Deferred income tax assets	15,421	15,342
Other assets, net	1,680	5,841

Total assets of discontinued operations	$20,429	$79,854

Liabilities:
Current Liabilities:
Accounts payable	$3	$3,227
Accrued payroll and related benefits	—	1,168
Accrued expenses	498	4,281
Deferred tuition revenue	—	23,512
Remaining lease obligations	7,902	12,802

Total current liabilities	8,403	44,990

Non-current liabilities:
Remaining lease obligations	37,935	37,576
Other long-term liabilities	—	931

Total liabilities of discontinued operations	$46,338	$83,497

Remaining Lease Obligations

A number of the campuses that ceased operations have remaining lease obligations that expire through 2019. A liability is recorded representing the fair value of the remaining lease obligation at the time in which the space is no longer being utilized. Changes in our future remaining lease obligations, which are reflected within current and non-current liabilities of discontinued operations on our consolidated balance sheets, for our discontinued operations for the years ended December 31, 2011, 2010 and 2009, were as follows:

	Balance, Beginning of Period	Charges Incurred(1)	Net Cash Payments(2)	Other(3)	Balance, End of Period
	(Dollars in thousands)
For the twelve months ended December 31, 2011	$50,378	$7,658	$(10,732)	$(1,467)	$45,837

For the twelve months ended December 31, 2010	$71,163	$6,334	$(27,653)	$534	$50,378

For the twelve months ended December 31, 2009	$15,149	$75,630	$(26,185)	$6,569	$71,163

(1)	Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates, and variances between estimated and actual charges, net of any reversals for terminated lease obligations.
(2)	See Note 9 “Leases” of the notes to our consolidated financial statements for the future minimum lease payments under operating leases for discontinued operations as of December 31, 2011.
(3)	Includes existing prepaid rent and deferred rent liability balances for newly vacated spaces that are netted with the losses incurred in the period recorded.

6. CASH AND CASH EQUIVALENTS AND INVESTMENTS

Cash and cash equivalents and investments from our continuing operations consist of the following as of December 31, 2011 and 2010:

	December 31, 2011
		(Dollars in thousands) Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$157,317	$—	$—	$157,317
Money market funds	122,827	448	—	123,275

Total cash and cash equivalents	280,144	448	—	280,592

Short-term investments (available-for-sale):
U.S. Treasury bills	133,648	31	(5)	133,674
U.S. Government Agencies	26,962	—	(29)	26,933

Total short-term investments (available-for-sale)	160,610	31	(34)	160,607

Total cash and cash equivalents and short-term investments	$440,754	$479	$(34)	$441,199

Long-term investments (available-for-sale):
Municipal bonds	$11,150	$—	$(735)	$10,415

	December 31, 2010
		(Dollars in thousands) Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$147,412	$—	$—	$147,412
Money market funds	112,936	296	—	113,232

Total cash and cash equivalents	260,348	296	—	260,644

Short-term investments (available-for-sale):
U.S. Treasury bills	159,672	7	(8)	159,671

Total short-term investments (available-for-sale)	159,672	7	(8)	159,671

Total cash and cash equivalents and short-term investments	$420,020	$303	$(8)	$420,315

Long-term investments (available-for-sale):
Municipal bonds	$11,750	$—	$(439)	$11,311

In the table above, unrealized holding losses as of December 31, 2011 relate to cash equivalents and short-term investments that have been in a continuous unrealized loss position for less than one year. The table also includes unrealized holding losses that relate to our long-term investments in municipal bonds, which are ARS. When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been less than the cost basis, the financial condition of the investee, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value. The decline in the fair value of our municipal bonds through December 31, 2011 is attributable to the continued lack of activity in the ARS market, exposing these investments to liquidity risk.

Included in cash and cash equivalents above are amounts related to certain of our European campuses that are operated on a not-for-profit basis. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. The amount of cash and cash equivalents of our not-for-profit schools with restrictions was $74.5 million and $58.5 million at December 31, 2011 and 2010, respectively. Restrictions on cash balances have not affected our ability to fund operations.

Money market funds. Money market funds are mutual funds that invest in lower risk securities and generate low yields. Such funds maintain clear investment guidelines and seek to limit credit, market and liquidity risks.

Municipal bonds: Municipal bonds represent debt obligations issued by states, cities, counties, and other governmental entities, which earn federally tax-exempt interest. ARS generally have stated terms to maturity of greater than one year. We classify investments in ARS as non-current on our consolidated balance sheets within other assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continue to accrue interest and are auctioned on a set interval until the auction succeeds, the issuer calls the securities, or they mature. As of December 31, 2011, we have determined these investments are at risk for impairment due to the nature of the liquidity of the market over the past year. Cumulative unrealized losses as of December 31, 2011, amount to $0.7 million and are reflected within other comprehensive loss as a component of stockholders’ equity. We believe this impairment is temporary, as we do not intend to sell the investments and it is unlikely we will be required to sell the investments before recovery of their amortized cost basis.

U.S. Treasury bills: Debt obligations issued by the U.S. government that pay interest at maturity. U.S. Treasury bills are generally traded at discounts to par value and mature in one year or less.

U.S. Government Agencies: Debt obligations issued by a Government Sponsored Enterprise (“GSE”) which pay interest. GSE’s are privately-held corporations with public purposes created by the U.S. Congress to reduce the cost of capital for certain borrowing sectors of the economy. Our debt obligations are issued by Federal Home Loan Banks and generally traded at discounts to par value. These obligations mature in one year or less and have the implicit backing of the U.S. Government although they are not direct obligations of the U.S. Government.

A schedule of available-for-sale investments segregated by their original stated terms to maturity as of December 31, 2011 and 2010, are as follows:

	Less than one year	One to five years	Five to ten years	Greater than ten years	Total
	(Dollars in thousands)
Original stated term to maturity of available-for-sale-investments as of December 31, 2011	$160,607	$—	$—	$10,415	$171,022
Original stated term to maturity of available-for-sale-investments as of December 31, 2010	$159,671	$—	$—	$11,311	$170,982

Realized gains or losses resulting from sales of investments during the years ended December 31, 2011, 2010 and 2009 were not significant.

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

As of December 31, 2011, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of U.S. Treasury bills and U.S. Government Agencies that are publicly traded and for which market prices are readily available.

As of December 31, 2011, we also held investments in ARS, which are classified as available-for-sale and reflected at fair value. The auction events for these investments have been failing for over two years. The fair values of these securities are estimated utilizing a discounted cash flow analysis as of December 31, 2011. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics.

Investments measured at fair value on a recurring basis subject to the disclosure requirements issued by the FASB ASC under Topic 820—Fair Value Measurements at December 31, 2011 and 2010, were as follows:

	As of December 31, 2011
	(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Municipal bonds	$—	$—	$10,415	$10,415
U.S. Treasury bills	133,674	—	—	133,674
U.S. Government Agencies	26,933	—	—	26,933

Totals	$160,607	$—	$10,415	$171,022

	As of December 31, 2010
	(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Municipal bonds	$—	$—	$11,311	$11,311
U.S. Treasury bills	159,671	—	—	159,671

Totals	$159,671	$—	$11,311	$170,982

The following table presents a rollforward of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC Topic 820 for the year ended December 31, 2011:

(Dollars in thousands)
Balance at December 31, 2010	$11,311
Unrealized loss	(296)
Settlements	(600)

Balance at December 31, 2011	$10,415

7. STUDENT RECEIVABLES

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

Student Receivables Under Extended Payment Plans

We had previously provided extended payment plans to certain students to help ensure that they could complete their educational programs. We have discontinued providing extended payment plans to new students. As of December 31, 2011, the amount of non-current student receivables under student extended payment plans, net of allowance for doubtful accounts and net of deferred tuition revenue, was $6.1 million.

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

Outstanding net recourse loan receivable balances for continuing operations as of December 31, 2011 and 2010 were $3.2 million and $3.5 million, respectively. These receivables are reported under non-current assets as a component of student receivables, net within the consolidated balance sheets.

Student Receivables Valuation Allowance

Changes in our current and non-current receivables allowance for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Balance, Beginning of Period	Charges to Expense(1)	Amounts Written-off	Balance, End of Period
	(Dollars in thousands)
For the twelve months ended December 31, 2011	$90,939	$55,741	$(81,727)	$64,953

For the twelve months ended December 31, 2010(2)	$53,334	$106,925	$(69,320)	$90,939

For the twelve months ended December 31, 2009	$47,792	$57,024	$(51,482)	$53,334

(1)	Charges to expense include an offset for recoveries of amounts previously written off of $10.0 million, $9.7 million and $10.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.
(2)

In the first and third quarters 2010, we increased the reserve rates applied to outstanding student receivables balances attributed to our student extended payment plans and our previously terminated recourse loan programs. The increases resulted from lower repayment history experienced on these programs. In the fourth quarter 2010, we recorded additional bad debt expense of $5.9 million for the correction of an error related to the allowance for doubtful accounts associated with our extended payment plan programs. The bad debt reserve rates are continually reviewed for appropriateness based upon historical repayment data as it becomes available.

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

8. PROPERTY AND EQUIPMENT

The cost basis and estimated useful lives of property and equipment for continuing operations as of December 31, 2011 and 2010 are as follows:

	December 31,		Life
	2011	2010
	(Dollars in thousands)
Land	$3,375	$6,769
Building and improvements	46,769	48,087	15-50 years
Computer hardware and software	139,714	176,828	3 years
Classroom equipment and other instructional materials	69,350	68,306	5-10 years
Furniture, fixtures and equipment	98,760	109,801	7 years
Leasehold improvements	414,720	387,607	Shorter of Life of Lease or Useful Life
Vehicles	962	879	5 years
Construction in progress	4,764	10,955

	778,414	809,232
Less-Accumulated depreciation	(428,626)	(445,716)

Total property and equipment, net	$349,788	$363,516

Depreciation expense for continuing operations for the years ended December 31, 2011, 2010 and 2009, was $77.5 million, $68.8 million and $63.5 million, respectively. Depreciation expense for discontinued operations, included in income (loss) from discontinued operations, was $0.9 million, $1.6 million and $3.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Property and equipment was affected by asset impairment charges of approximately $0.3 million and $2.5 million for the years ended December 31, 2010 and 2009, respectively. During 2010, we recorded a $0.3 million asset impairment charge for one of our leased facilities within the Art & Design reportable segment. During 2009, we recorded a $2.5 million asset impairment charge for one of our owned facilities, resulting from its carrying value exceeding its current fair value. This charge is reflected within Corporate and Other.

During 2011, we recorded a gain of approximately $1.4 million in connection with the sale of property located in California. This gain was recorded under miscellaneous income (expense) within Corporate and Other on our consolidated statement of operations.

9. LEASES

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

Certain of our leases contain rent escalation clauses or lease incentives, including rent abatements and tenant improvement allowances. Rent escalation clauses and lease incentives are taken into account in determining total rent expense to be recognized during the term of the lease, which begins on the date we take control of the leased space. Renewal options are taken into account in evaluating the overall term of the lease. In accordance with FASB ASC Topic 840—Leases, differences between periodic rent expense and periodic cash rental payments, caused primarily by the recognition of rent expense on a straight-line basis and tenant improvement allowances due or received from lessors, are recorded as deferred rent obligations on our consolidated balance sheets.

In addition, we have financed the acquisition of certain property and equipment through capital lease arrangements and have assumed capital lease obligations in connection with certain acquisitions. The current portion of our capital lease obligations for continuing operations is included within current maturities of capital lease obligations on our consolidated balance sheets, and the non-current portion of our capital lease obligations is included within capital lease obligations, net of current maturities on our consolidated balance sheets. The cost basis and accumulated depreciation of assets recorded under capital leases from continuing operating activities, which are included in property and equipment, are as follows as of December 31, 2011 and 2010:

	December 31,
	2011	2010
	(Dollars in thousands)
Cost	$9,143	$9,320
Accumulated depreciation	(6,691)	(5,910)

Net book value	$2,452	$3,410

Depreciation expense for continuing operations recorded in connection with assets recorded under capital leases was $0.9 million, $0.6 million, and $1.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Rent expense, exclusive of related taxes, insurance, and maintenance costs, for continuing operations totaled approximately $108.3 million, $112.3 million and $127.5 million for the years ended December 31, 2011, 2010 and 2009, respectively, and is reflected in educational services and facilities expense in our consolidated statements of operations. Rent expense for discontinued operations, which is included in income (loss) from discontinued operations, was approximately $11.6 million, $12.2 million and $91.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. This includes charges, net of reversals, of $7.7 million, $6.3 million and $75.6 million which are reflected within discontinued operations relating to future minimum lease obligations for the years ended December 31, 2011, 2010 and 2009 respectively. These campuses have remaining lease terms of up to eight years. See Note 5 “Discontinued Operations” of the notes to our consolidated financial statements for further discussion.

Remaining Lease Obligations

We have recorded lease exit costs over the past three years associated with our exit of space within Corporate & Other, Culinary Arts, AIU, Art & Design and Health Education. These costs are recorded within educational services and facilities expense on our consolidated statements of operations. The current portion of the liability for these charges is reflected within other accrued expenses under current liabilities and the long-term portion of these charges are included in other liabilities under the non-current liabilities section of our consolidated balance sheets. Changes in our future minimum lease obligations for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Balance, Beginning of Period	Charges Incurred(1)	Net Cash Payments	Other(2)	Balance, End of Period
	(Dollars in thousands)
For the twelve months ended December 31, 2011	$18,219	$1,291	$(6,847)	$292	$12,955

For the twelve months ended December 31, 2010	$20,160	$4,557	$(6,414)	$(84)	$18,219

For the twelve months ended December 31, 2009	$8,603	$15,837	$(4,505)	$225	$20,160

(1)	Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates and variances between estimated and actual charges, net of any reversals for terminated lease obligations.
(2)	Includes existing deferred rent liability balances for newly vacated spaces that offset the losses incurred in the period recorded.

As of December 31, 2011, future minimum lease payments under capital leases and operating leases for continuing and discontinued operations are as follows:

		Operating Leases
	Capital Leases	Continuing Operations	Discontinued Operations	Total
	(Dollars in thousands)
2012	$1,049	$101,656	$13,388	$116,093
2013	212	98,596	13,738	$112,546
2014	—	93,552	13,893	$107,445
2015	—	81,762	12,750	$94,512
2016	—	67,718	9,909	$77,627
2017 and thereafter	—	195,750	13,710	$209,460

Total	$1,261	$639,034	$77,388	$717,683

Less—Portion representing interest at annual rates ranging from 5.21% to 6.25%	(210)

Principal	1,051
Less—Current portion	(844)

	$207

As of December 31, 2011, future minimum sublease rental income under operating leases for continuing and discontinued operations is as follows:

	Operating Subleases
	Continuing Operations	Discontinued Operations
	(Dollars in thousands)
2012	$205	$3,279
2013	40	3,416
2014	—	3,495
2015	—	3,650
2016	—	3,704
2017 and thereafter	—	3,759

Total	$245	$21,303

10. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill for continuing operations during the years ended December 31, 2011 and 2010 are as follows by segment:

	CTU	AIU	Health Education	Culinary Arts	Art & Design	International	Total
	(Dollars in thousands)
Goodwill balance as of December 31, 2009(1)	$46,148	$41,418	$136,610	$75,148	$32,626	$38,342	$370,292
Goodwill impairment	—	—	—	(1,400)	—	—	(1,400)
Acquisition of IUM	—	—	—	—	—	8,360	8,360
Effect of foreign currency exchange rate changes	—	—	—	—	—	(2,665)	(2,665)

Goodwill balance as of December 31, 2010	$46,148	$41,418	$136,610	$73,748	$32,626	$44,037	$374,587

Goodwill impairment	(210)	—	(94,739)	(73,748)	—	—	(168,697)
Acquisition of Everblue	—	—	—	—	8,853	—	8,853
Effect of foreign currency exchange rate changes	—	—	—	—	—	(2,117)	(2,117)

Goodwill balance as of December 31, 2011	$45,938	$41,418	$41,871	$—	$41,479	$41,920	$212,626

(1)	Goodwill balances as of December 31, 2009 and 2010 were restated to reflect goodwill reassigned to AIU and CTU in accordance with FASB ASC Topic 350 as a result of the change in organizational structure which occurred in the first quarter of 2011. In addition, the goodwill balance for the International reporting unit as of December 31, 2009 reflects the amount of goodwill which remained within the International reporting unit following the sale of Istituto Marangoni; in accordance with FASB ASC Topic 350.

As a result of the organization restructure which occurred in the first quarter 2011, we reassigned the goodwill balances to each reporting unit in accordance with FASB ASC Topic 350—Intangibles—Goodwill and Other. Of the $87.6 million goodwill balance previously reported for the University reporting unit, $46.2 million was assigned to CTU and $41.4 million was assigned to AIU. In addition, in accordance with FASB ASC Paragraph 350-20-35-30, we performed an analysis at the time of this reassignment and concluded there was no goodwill impairment for either CTU or AIU following the reallocation. There were no changes to Art & Design’s goodwill balance, as it was and remains a stand-alone reporting unit for goodwill impairment testing purposes.

During the second quarter of 2011, we made the decision to teach out one of our campuses within the CTU segment. In accordance with FASB ASC Topic 350, we calculated the amount of goodwill attributable to this school and recorded the related impairment of this goodwill as a result of the decision to cease operations. An impairment charge of $0.2 million was recorded in the second quarter 2011.

In connection with the acquisition of Everblue Training Institute in December 2011, we recorded goodwill of approximately $8.9 million in the fourth quarter 2011.

We performed our annual impairment testing of goodwill as of October 1, 2011. In connection with our annual impairment analysis, we determined that the Health Education reporting unit and Culinary Arts reporting unit were impaired as a result of their carrying values exceeding their relative fair values. The decline in fair value for each of these reporting units was primarily a result of the overall decline in new student interest due to economic conditions, new regulatory impacts, negative publicity regarding the industry and extended student decision-making timelines. These factors are expected to negatively impact our future operating results, and as a result the fair value calculation for each of these reporting units declined below their carrying values.

In addition, during the fourth quarter 2011, in conjunction with the quarterly review process, we concluded that certain indicators existed to suggest certain of our reporting units were at risk of failing the first step of the goodwill impairment test as of December 31, 2011. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. These indicators include, but are not limited to, the recent decline in our stock price, loss of key executive leaders and a marked decline in new student interest which negatively impacted our overall student population.

In calculating the fair value for each of our reporting units, we performed extensive valuation analyses, utilizing both income and market approaches, in our goodwill assessment process. The following describes the valuation methodologies used to derive the fair value of our reporting units:

•

Income Approach: To determine the estimated fair value of each reporting unit, we discount the expected cash flows which are developed by management. We estimate our future cash flows after considering current economic conditions and trends, estimated future operating results, our views of growth rates and anticipated future economic and regulatory conditions. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our future expected cash flows and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of our models, we use a terminal value approach. We incorporate the present value of the resulting terminal value into our estimate of fair value.

•

Market-Based Approach: To corroborate the results of the income approach described above, we estimate the fair value of our reporting units using several market-based approaches, including the guideline company method, which focuses on comparing our risk profile and growth prospects to select reasonably similar publicly traded companies.

The determination of estimated fair value of each reporting unit requires significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, operating cash flow projections and capital expenditure forecasts. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates. We evaluate the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of each reporting unit for reasonableness.

As a result of the annual impairment test as of October 1, 2011, we recorded goodwill impairment charges of $94.7 million, and $73.7 million within Health Education and Culinary Arts, respectively. Of the total charge, $47.8 million will be deductible for income tax purposes. As of December 31, 2011, following the completion of our additional impairment test on each of the reporting units, the carrying values for each of our reporting units did not exceed their respective fair value which resulted in no impairment to any of our reporting units as of December 31, 2011.

As of December 31, 2011 and 2010, the cost basis, accumulated amortization and net book value of intangible assets for continuing operations are as follows:

	December 31, 2011			December 31, 2010
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
	(Dollars in thousands)
Amortizable intangible assets:
Accreditation rights	$9,212	$(8,312)	$900	$3,610	$(602)	$3,008
Covenants not-to-compete	59	(25)	34	62	(11)	51
Courseware	14,569	(10,394)	4,175	14,636	(8,770)	5,866
Other	365	(252)	113	371	(203)	168

Amortizable intangible assets, net	$24,205	$(18,983)	$5,222	$18,679	$(9,586)	$9,093

Non-amortizable intangible assets:
Accreditation, licensing, and Title IV Program participation rights			$1,706			$7,330
Trade names			70,258			93,799

Non-amortizable intangible assets			71,964			101,129

Intangible assets, net			$77,186			$110,222

Amortizable intangible assets are amortized on a straight-line basis over their estimated remaining useful lives, which range from less than one year to fifteen years. As of December 31, 2011, net intangible assets include certain accreditation, licensing, and Title IV Program participation rights and trade names that are considered to have indefinite useful lives and, in accordance with FASB ASC Topic 350—Intangibles—Goodwill and Other, are not subject to amortization but rather reviewed for impairment on at least an annual basis by applying a fair-value-based test.

During the second quarter of 2011, we made the decision to simplify our structure and consolidate many of our institutions under one institution for purposes of Title IV Program funding. Accordingly, we determined that the accreditation rights associated with several of our institutions should no longer be classified as indefinite-lived, and were reclassified to definite-lived. We assigned remaining useful lives of up to six months based upon the timing of when the accreditation rights for these institutions were expected to cease to exist. Due to our decision and in accordance with FASB ASC Topic 350, we performed an impairment test for each of these accreditation rights as of June 30, 2011. Fair value of the accreditation rights was determined by using the lost income approach. As a result, we recorded a $2.5 million asset impairment charge in the second quarter 2011 related to several of our institutions. Of the $2.5 million impairment charge, $2.0 million was recorded within Health Education and $0.5 million was recorded within Art & Design. The remaining net book value of $3.1 million related to these accreditation rights was recorded as amortization expense within Health Education through December 31, 2011.

We performed our annual impairment testing of indefinite-lived intangible asset balances as of October 1, 2011 and determined that the carrying value of the Le Cordon Bleu trade name exceeded its estimated fair value. In accordance with FASB ASC Topic 820—Fair Value Measurement, we utilized the relief from royalty method under the income approach, which requires amongst other things, an estimate for a reasonable royalty rate to calculate the estimated fair value of our trade name. The decline in fair value for the Le Cordon Bleu trade name was primarily a result of the overall decline in new student interest due to economic conditions, negative publicity regarding the industry and extended student decision-making timelines. These factors are expected to negatively impact our future operating results, and as a result the fair value calculation for the LCB trade name declined below its carrying value.

In addition, during the fourth quarter 2011, management concluded that certain indicators existed to suggest further impairment of the LCB trade name which resulted in the requirement for additional testing on an interim basis. As discussed above, these indicators include, but are not limited to, the recent decline in our stock price, loss of key executive leaders and a marked decline in new student interest which negatively impacted our overall student population. As a result of the testing performed in 2011, a $20.4 million impairment charge related to the LCB trade name was recorded in the fourth quarter of 2011.

Amortization expense from continuing operations was $7.0 million, $1.2 million and $1.1 million, for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, estimated future amortization expense from continuing operations is as follows:

(Dollars in thousands)
2012	$2,476
2013	1,373
2014	692
2015	103
2016	103
2017 and thereafter	475

Total	$5,222

11. CREDIT AGREEMENT

Our U.S. Credit Agreement with a syndicate of financial institutions, represented by, among others, an administrative agent expires on October 31, 2012, provides for borrowings up to $185.0 million and includes certain financial covenants including the maintenance of a maximum consolidated debt-to-EBITDA leverage ratio of 3.00:1, a minimum fixed charge coverage ratio of 1.50:1, and a minimum annual consolidated ED financial responsibility composite score of 1.50. As of December 31, 2011, we had no outstanding borrowings under the U.S. Credit Agreement.

Selected details of our U.S. Credit Agreement as of and for the years ended December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
	(Dollars in thousands)
U.S. Credit Agreement:
Credit availability	$178,310	$179,813
Outstanding letters of credit	$6,690	$5,187
Availability for additional letters of credit	$43,310	$44,813
Average daily revolving credit borrowings for the year ended	$—	$—
Weighted average annual interest rate	0.00%	0.00%
Commitment fee rate	0.10%	0.10%
Letter of credit fee rate	0.50%	0.50%

The U.S. Credit Agreement requires that borrowings bear interest at fluctuating interest rates as determined by the Prime Rate or the London Interbank Offered Rate (LIBOR) for the relevant currency, plus the applicable margin based on our funded debt-to-EBITDA leverage ratio. Letters of credit bear a fee equal to the applicable margin based on our funded debt-to-EBITDA leverage ratio times the daily maximum amount available to be drawn under such letter of credit. The U.S. Credit Agreement also contains customary events of default, including our failure to pay any principal, interest or other amount when due, our violation of certain of our affirmative covenants or any of our negative covenants, including financial covenants, a breach of our representations and warranties, or a change in control. Upon the occurrence of an event of default, payment of our indebtedness may be accelerated and the lending commitments under the credit agreement may be terminated. As of December 31, 2011, we are in compliance with the covenants of our U.S. Credit Agreement.

12. COMMITMENTS AND CONTINGENCIES

An accrual for estimated legal fees and settlements of $15.4 million and $42.7 million at December 31, 2011 and December 31, 2010, respectively, is presented within other current liabilities on our consolidated balance sheets. $40.0 million was paid during the first quarter 2011 related to the settlement of a certain legal matter that had been reflected as a liability as of December 31, 2010.

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

Securities Litigation

Ross, et al. v. Career Education Corporation, et al. On January 13, 2012, a class action complaint was filed in the United States District Court for the Northern District of Illinois naming as defendants Career Education Corporation, its Board of Directors, Michael Graham, Gary McCullough, Colleen O’Sullivan, and Edward Snyder. Plaintiff claims that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) by making material misstatements in and omitting material information from the Company’s public disclosures concerning its schools’ job placement rates and its compliance with accreditation policies. Plaintiff further claims that the individual defendants violated Section 20(a) of the Exchange Act by virtue of their positions as control persons of the Company. Plaintiff asks for unspecified amounts in damages, interest, and costs, as well as ancillary relief. Plaintiff seeks damages on behalf of all persons who purchased the Company’s common stock between January 1, 2009, and November 1, 2011. Defendants currently have until March 30, 2012, to answer or move to dismiss the complaint.

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

Shareholder Derivative Actions

Bangari v. Lesnik, et al. On December 7, 2011, a derivative action was filed in the Circuit Court of Cook County, Chancery Division on behalf of the Company naming the Company’s current Board of Directors as individual defendants and the Company as a nominal defendant. Plaintiff alleges breach of fiduciary duty and abuse of control by the individual defendants. On February 10, 2012, defendants filed a motion to dismiss or stay the complaint. Plaintiff asks for unspecified amounts in damages, interest, and costs, as well as ancillary relief.

Cook v. McCullough, et al. On December 22, 2011, a derivative action was filed in the United States District Court for the Northern District of Illinois on behalf of the Company naming the Company’s current Board of Directors as well as former employees Thomas Budlong, Gary McCullough, Thomas McNamara and Brian Williams, and current employee, Michael Graham, as individual defendants and the Company as a nominal defendant. Plaintiff alleges breach of fiduciary duty, abuse of control and gross mismanagement by all of the individual defendants and unjust enrichment by individual defendants Budlong, Graham, McCullough, McNamara and Williams. Defendants currently have until March 16, 2012, to answer or move to dismiss the complaint. Plaintiff asks for unspecified amounts in damages, interest, and costs, as well as ancillary relief.

Because of the many questions of fact and law that may arise, the outcome of these derivative actions is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for these actions because the complaints do not seek a specified amount of damages and because these matters are in their early stages. Accordingly we have not recognized any liability associated with these actions.

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

In October 2010, the parties reached agreement on all the material terms of a settlement and executed a formal settlement agreement as of November 1, 2010. The settlement is subject to court approval. The monetary component of the settlement involves payment by us of approximately $40.8 million to pay claims by all students who enrolled in CCA and/or graduated from CCA from September 28, 2003 through October 8, 2008. The payment includes plaintiffs’ attorneys’ fees and certain expenses to be incurred in connection with the implementation of the settlement. During 2010, we recorded a charge of $40.8 million which represents our best estimate of the loss related to this matter. The settlement has been preliminarily approved by the Court and the parties are in the process of implementing the settlement terms. We disbursed $40.0 million during the first quarter of 2011, as required by the terms of the agreement.

The deadline for filing claims and/or opting out of the settlement was June 6, 2011. Approximately 242 students opted out of the settlement and of those, about 167 were class members.

On July 25, 2011, we filed a motion seeking an order disallowing the requests submitted on behalf of 46 of the students purporting to opt out of the settlement in order to preserve their right to pursue individual claims. This motion alleges that these opt outs were untimely or otherwise improperly submitted. On July 25, 2011, we filed a second motion relating to the opt-out process. This motion was filed based on concerns about plaintiffs’ counsel’s apparent role in either soliciting, encouraging or advising class members to opt out of the settlement, and in filing a lawsuit on their behalf while the settlement approval process is pending. This motion seeks a variety of relief, including the right to rescind the settlement, opposing plaintiffs’ counsel’s adequacy and fees, and other equitable relief to attempt to remedy the effect of these activities. The Court has not ruled on the motion for final approval of the settlement but did enter an order disallowing the 42 improper opt outs. The Court tentatively ruled on plaintiffs’ counsel’s attorneys’ fees but reserved ruling on our motion to disallow a portion of those fees. The Court also required plaintiffs’ counsel to provide a supplemental notice to the remaining opt outs (at their expense), giving those opt outs the opportunity to participate in the settlement. The deadline to respond to the supplemental notice is March 12, 2012, and the continued hearing on final approval of the settlement is April 13, 2012. If the settlement is not approved or is rescinded on April 13, 2012, then the class action litigation may be reinstated.

On June 3, 2011, the same attorneys representing the class in the Amador action filed a separate complaint in the San Francisco County Superior Court entitled Abarca v. California Culinary Academy, Inc., et al, on behalf of 115 individuals who are opt outs in the Amador action and/or non-class members, and therefore not subject to the Amador settlement. On June 15, 2011, the same attorneys filed another action in the San Francisco County Superior Court entitled Andrade, et al. v. California Culinary Academy, Inc., et al., on behalf of another 31 individuals who are opt outs in the Amador action and/or non-class members, and therefore not subject to the Amador settlement. On August 12, 2011, plaintiffs’ counsel filed a third action on behalf of five individuals who opted out of or were not parties to the Amador settlement entitled Aprieto, et al. v. California Culinary Academy. None of these three suits are being prosecuted as a class action. They each allege the same claims as were previously alleged in the Amador action, plus claims for breach of contract and violations of the repealed California Education Code. The plaintiffs in these cases seek damages, including consequential damages, punitive damages and attorneys’ fees. We have not responded to these three complaints, which have been related and transferred to the same judge who is handling the Amador case, because they have been stayed pending a ruling on the class settlement in the Amador action.

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

Plaintiffs filed a Fifth Amended Complaint on December 7, 2010, which included individual and class allegations. Class notice was sent out on April 22, 2011, and the opt-out period expired on June 20, 2011. The class consists of approximately 2,330 members. The class is seeking tuition refunds, interest and certain fees paid in connection with their enrollment at WCI.

The parties are currently engaged in merits discovery. WCI and CEC filed a motion for summary judgment and a motion to decertify the class. No trial date has been set.

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

The plaintiffs have filed a fourth amended complaint, in which they assert the same claims against us, but have added claims against approximately 15 student lenders. The plaintiffs subsequently dismissed all of the student lenders.

The parties are engaged in class discovery. Plaintiffs filed a motion for class certification, and we filed an opposition on September 16, 2011. After limited additional discovery allowed by the Court, plaintiffs filed their reply and the Court conducted a hearing on January 31, 2012. The parties are awaiting a ruling on the class certification motion.

Plaintiffs’ counsel have filed six separate but related “mass actions” entitled Banks, et al. v. California School of Culinary Arts, Los Angeles County Superior Court (by 316 individuals); Abrica v. California School of Culinary Arts, Los Angeles County Superior Court (by 373 individuals), Aguilar, et al. v. California School of Culinary Arts, Los Angeles County Superior Court (by 88 individuals), Alday v. California School of Culinary Arts, Los Angeles Superior Court (by 73 individuals), Ackerman, et al. v. California School of Culinary Arts, Los Angeles County Superior Court (by 27 individuals), and Arechiga, et al. v. California School of Culinary Arts, Los Angeles County Superior Court (by 60 individuals). All six cases are being prosecuted on behalf of hundreds of individual former students. The allegations are the same as those asserted in the Vasquez class action case. The individual plaintiffs in these cases seek compensatory and punitive damages, disgorgement and restitution of tuition monies received, attorneys’ fees, costs and injunctive relief. All of these cases have been or are expected to be deemed related. Once deemed related, they will be transferred to the Judge handling the Vasquez class action. Each case has been stayed or will be stayed upon transfer pending a ruling on class certification in the Vasquez case.

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

False Claims Act

False Claims Act Lawsuit. On July 28, 2009, we were served with a complaint filed in the U.S. District Court for the Northern District of Georgia, Atlanta Division. The complaint was originally filed under seal on July 14, 2008 by four former employees of the Dunwoody campus of our American InterContinental University on behalf of themselves and the federal government. The case is captioned United States of America, ex rel. Melissa Simms Powell, et al. v. American InterContinental University, Inc., a Georgia Corporation, Career Education Corp., a Delaware Corporation and John Doe Nos. 1-100. On July 27, 2009, the Court ordered the complaint unsealed and we were notified that the U.S. Department of Justice declined to intervene in the action. When the federal government declines to intervene in a False Claims Act action, as it has done in this case, the private plaintiffs may elect to pursue the litigation on behalf of the federal government and, if they are successful, receive a portion of the federal government’s recovery. The action alleges violations of the False Claims Act, 31 U.S.C. § 3729(a)(1) and (2), and promissory fraud, including allegedly providing false certifications to the federal government regarding compliance with certain provisions of the Higher Education Act and accreditation standards. Relators claim that defendants’ conduct caused the government to pay federal funds to defendants and to make payments to third party lenders, which the government would not have made if not for defendants’ alleged violation of the law. Relators seek treble damages plus civil penalties and attorneys’ fees. The discovery phase of the lawsuit is presently underway. On November 4, 2011, we filed a motion to dismiss for a lack of jurisdiction, the claims related to incentive compensation and proof of graduation. Our motion to dismiss is pending.

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

Telephone Consumer Protection Act Litigation

Fahey, et al. v. Career Education Corporation; Rojas, et al. v. Career Education Corporation. On August 4, 2010, a putative class action lawsuit was filed in the Circuit Court of Cook County, Illinois, by Sheila Fahey alleging that she had received an unauthorized text message advertisement in violation of the Telephone Consumer Protection Act (the “TCPA”). On September 3, 2010, we removed this case to the U.S. District Court for the Northern District of Illinois. On November 22, 2010, we filed a motion to dismiss the Fahey case. That motion is still pending. The Court has stayed any further activity on the Fahey case until resolution of an appeal in the Seventh Circuit of a case involving issues similar to those raised in our motion to dismiss. The appeal has been resolved and we anticipate that the Court will lift the stay of proceedings in Fahey shortly and consolidate this case with the Rojas matter.

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

On September 7, 2011, the Rojas Court issued an order staying further proceedings while the parties entered into settlement negotiations on these cases. The parties in the Rojas and Fahey cases have made progress toward reaching a settlement, but certain issues remain unresolved. Most recently the parties met for a full day of mediation on January 20, 2012, to work out the terms of a final settlement agreement. Those discussions are continuing. The Court has continued the stay of discovery and all other proceedings pending the resolution of these mediated settlement discussions. Based upon the information available to us, we have recorded a charge of $6.0 million in the fourth quarter of 2011 which represents our best estimate of the loss related to this matter.

Employment Litigation

Kelly, et al. v. Career Education Corporation, et al. On or about December 20, 2010, Edward J. Kelly, Jon Pizzica, and Christopher Steinbrunn filed a collective action complaint in the United States District Court for the Western District of Pennsylvania against Career Education Corporation alleging that we had violated the Fair Labor Standards Act by failing to pay plaintiffs for all of the hours that they worked, including overtime hours (the “Kelly lawsuit”). Plaintiffs formerly worked as Admissions Representatives at Le Cordon Bleu Institute of Culinary Arts, Inc. in Pittsburgh, Pennsylvania (“LCB-Pittsburgh”). The Kelly lawsuit is brought on behalf of all current and former Admissions Representatives at all of our culinary arts strategic business units for the period commencing three years prior to the filing of the collective action complaint to the present. In their complaint, plaintiffs in the Kelly lawsuit seek unspecified back overtime pay, attorneys’ fees and costs, and liquidated and/or compensatory damages. In addition to the three named plaintiffs, 11 other former Admissions Representatives who worked at LCB-Pittsburgh joined the litigation.

On April 19, 2011, we, without admitting any liability, reached an agreement in principle to settle both the Kelly lawsuit and a related Pennsylvania state court class action lawsuit. The settlement covers only the 60 individuals who worked in Pennsylvania as Admissions Representatives at LCB-Pittsburgh during the three-year statute of limitations period. In connection with the settlement, the plaintiffs filed an amended complaint on August 1, 2011, which effectively consolidated the collective action complaint with the related state court class action complaint. On August 16, 2011, the parties filed a motion for preliminary approval of the class and collective action settlement with the federal court. The Court preliminarily approved the settlement on August 19, 2011. Pursuant to the settlement, notice of the settlement was sent to the 60 class members on or about September 9, 2011. A total of 42 class members joined the settlement after receiving notice. No class members opted-out of the settlement or objected to the settlement. On December 19, 2011 the Court issued an order approving the settlement, including the releases of wage and hour claims of class members, and dismissing the Kelly lawsuit with prejudice. Pursuant to the settlement agreement, we will make payments of attorneys’ fees and costs to plaintiffs’ counsel and payments of the settlement amounts to participating class members in February 2012. The related state court lawsuit will be dismissed with prejudice after those settlement payments are made. We recorded a charge of $0.2 million in connection with the settlement.

Gonzalez, et al. v. Career Education Corporation, et al. On or about September 16, 2011, Karla Gonzalez and 19 other current and former employees of Southern California School of Culinary Arts, Ltd. (“SCSCA”) who worked primarily as Admissions Representatives filed a complaint in California Superior Court for the County of Los Angeles, Northeast District (the “Gonzalez lawsuit”). The complaint names us, SCSCA, Le Cordon Bleu, Inc., Robert Woy, and Marie Guerrero as defendants. Mr. Woy is the former Vice President of Admissions at SCSCA, and Ms. Guerrero is the former Senior Director of Admissions at SCSCA. In their complaint, the plaintiffs allege, among other things, that the defendants (i) failed to pay them overtime and rest break compensation in violation of the California Labor Code; (ii) owe statutory penalties under the California Labor Code for unpaid wages; (iii) engaged in unfair competition and unfair business practices in violation of the California Business and Professions Code relating to false time records and failure to pay wages owed; (iv) breached contracts by failing to pay bonuses for enrolling students; (v) engaged in unfair competition and unfair business practices in violation of the California Business and Professions Code by failing to report and intending to evade taxes; (vi) are responsible for statutory penalties under the California Private Attorneys General Act (“PAGA”) for violations of various sections of the California Code; and (vii) committed fraud by failing to pay allegedly promised bonuses and by altering time records. In their PAGA claim, plaintiffs seek recovery of penalties for violations of various wage and hour provisions of the California Code on behalf of themselves and all other similar current and former employees in California. In an amended complaint filed on or about December 15, 2011, plaintiffs dropped Mr. Woy and Ms. Guerrero as defendants. The remaining defendants responded to the amended complaint on or about January 18, 2012, denying all material allegations. Discovery has just recently commenced.

Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a potential range of loss for this action because these matters are in their early stages, and involve many unresolved issues of fact and law. Accordingly, we have not recognized any liability associated with this action.

Wilson, et al. v. Career Education Corporation. On or about August 11, 2011, Riley Wilson, a former Admissions Representative based in Minnesota, filed a complaint in the United States District Court for the Northern District of Illinois. The two-count complaint asserts claims of breach of contract and unjust enrichment claims arising from our decision to terminate our Admissions Representative Supplemental Compensation Plan. In addition to his individual claims, Wilson also seeks to represent a nationwide class of similarly situated Admissions Representatives who also were affected by termination of the Plan. On October 6, 2011, we filed a motion to dismiss the complaint. The issue has been briefed and the parties await a ruling. On November 25, 2011, Wilson moved for class certification and appointment of class counsel, but briefing on that issue and all discovery have been stayed pending a decision on the motion to dismiss.

Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a potential range of loss for this action because this matter is in its early stages, and involves many unresolved issues of fact and law. Moreover, we do not know the number of class members, if any, entitled to recovery. Accordingly, we have not recognized any liability associated with this action.

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

State Attorney General Investigations

The Company received from the Attorney General of the State of New York (“NYAG”) a Subpoena Duces Tecum dated May 17, 2011 (the “Subpoena”), relating to the NYAG’s investigation of whether the Company and certain of its schools have complied with certain New York state consumer protection, securities, finance and other laws. Pursuant to the Subpoena, the NYAG has requested from the Company and certain of its schools documents and detailed information on a broad spectrum of business practices, including such areas as marketing and advertising, student recruitment and admissions, education financing, training and compensation of admissions and financial aid personnel, programmatic accreditation, student employment outcomes, placement rates of graduates and other disclosures made to students. The documents and information sought by the NYAG in connection with its investigation cover the time period from May 17, 2005 to the present. The Company has reported the results of its internal investigation of placement rate determination practices to the NYAG as they relate to the Company’s New York-based ground schools. The Company continues to cooperate with the NYAG with a view towards satisfying their inquiries as promptly as possible.

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

The Company received from the Attorney General of the State of Illinois (“IL AG”) a Civil Investigative Demand (“CID”) dated December 9, 2011. The CID relates to the IL AG’s investigation of whether the Company and its schools operating in Illinois have complied with certain Illinois state consumer protection laws. Pursuant to the CID, the IL AG has requested from the Company and its schools documents and detailed information on a broad spectrum of business practices, including such areas as marketing and advertising, student recruitment and admissions, education financing, training and compensation of admissions and financial aid personnel, programmatic accreditation, student employment outcomes, placement rates of graduates and other financial and organizational information. The documents and information sought by the IL AG in connection with its investigation cover the time period from January 1, 2006 to the present. The Company is cooperating with the IL AG’s office with a view towards satisfying their inquiry as promptly as possible.

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

Internal Investigation and Review of Placement Rate Determination Practices

As previously disclosed, the Company’s Board of Directors directed independent legal counsel, Dewey & LeBoeuf LLP (“Dewey”), to conduct an investigation into the determination of placement rates at its Health Education segment schools. Subsequently, the Board of Directors directed Dewey to review placement rate determination practices at all of the Company’s domestic schools. Dewey has completed its investigation and review and has reported the results of its investigation and review to the Board.

Dewey’s review of the Company’s domestic schools involved primarily an assessment of internal, unaudited placement data that had not yet been made public or made available to students based on required reporting deadlines. The Company has reported the results of Dewey’s assessment of these schools to relevant regulatory and accrediting bodies, as appropriate. The Company cannot predict what action, if any, these regulatory or accrediting bodies may take at this time. The Company has also reported placement rates, taking into account Dewey’s assessment, in a timely manner in accordance with its accreditors’ and relevant regulatory bodies’ deadlines.

At the direction of the Company’s Board of Directors, in the second half of 2011, the Company adopted a number of additional policies and procedures surrounding its schools’ determination and reporting of placement rates. These additional measures include changes in career services personnel, including the creation of a new Director of Career Services Compliance position. The Company also has adopted a new career services policy manual that contains additional direction and clarification surrounding placement determination criteria. The manual also includes new procedures regarding the verification and documentation of graduate placements. Additionally, in the fourth quarter of 2011, we began to utilize the services of an independent third party to provide placement re-verification services to further audit placement activity. These measures are designed to provide greater consistency and accountability with respect to the placement determination practices across all of the Company’s domestic campuses.

In addition to the foregoing, the Company is increasing the number of career services personnel dedicated to helping student graduates obtain employment. The Company has also begun to limit enrollments or teach-out certain programs for which graduate employment opportunities may not be as readily available as other programs. Because these additional measures were only recently adopted, the Company cannot predict at this time what impact, if any, they will have on its schools’ future placement rates.

Accrediting Body and State and Federal Regulatory Matters

Placement Determination Practices Related Inquiries

On November 14, 2011, the Company received a letter from ACICS directing the Company, on behalf of certain of its ACICS-accredited institutions in the Health Education and Art & Design segments, to show-cause at ACICS’ December 2011 meeting. The show-cause directive relates to the adequacy of the administrative practices and controls relative to the Company’s reporting of placement rates to ACICS. CEC representatives appeared before ACICS on December 7, 2011 and reviewed, among other things, the procedures the Company has implemented to ensure the accurate determination and reporting of placement rates.

On December 13, 2011, ACICS advised the Company that it decided to defer further action on its show-cause directive until its next regularly scheduled meeting in April 2012. The directive applied to all CEC schools accredited by ACICS, including the ACICS-accredited institutions in the Culinary Arts segment. ACICS acknowledged the efforts CEC had implemented to address concerns related to the verification of placement data, but seeks confirmation that the efforts will continue for a sustained period of time and will be implemented at all campuses accredited by the agency. ACICS has requested that the company provide certain additional information to ACICS in advance of the April 2012 meeting. While the show-cause directive is in effect, ACICS will not accept any applications for new programs or the initiation of additional locations or campus additions.

The Company is assembling the requested information and representatives of the Company will appear before ACICS at the April 2012 meeting. As previously disclosed, the Company has implemented enhanced controls and procedures surrounding its schools’ determination and reporting of placement rates.

According to ACICS Accreditation Criteria, a show-cause directive is not a negative or conditioning action. Rather, it is issued to an institution for it to come forward and demonstrate that a negative or conditioning action should not be taken. As previously disclosed, the Company cannot predict the outcome or duration of this matter with certainty. Since accreditation is required for an institution to remain eligible to participate in the federal student financial aid programs, the failure by the Company to satisfactorily resolve the show-cause directive could have a material adverse effect on the Company’s business, reputation, financial position, cash flows and results of operations.

In addition to reporting its finding of certain placement determination practices, the Company has informed state regulators and other programmatic and institutional accreditors of the ACICS show-cause directive and expects to continue to receive requests for information and updates regarding the placement determination practices and the status of the ACICS show-cause directive. To date, the Company and its institutions have responded to information requests from the U.S. Department of Education, Accrediting Commission of Career Schools and Colleges (“ACCSC”), Higher Learning Commission of the North Central Association of Colleges and Schools (“HLC”), Accrediting Bureau of Health Education Schools (“ABHES”), State of Pennsylvania Department Education Division of Higher and Career Education (“PADOE”), Arizona State Board for Private Postsecondary Education (“BPPE”) and Florida Commission for Independent Education. We cannot predict the outcome of these matters, and any unfavorable outcomes could have a material adverse effect on our business, results of operations, cash flows and financial position.

Other Matters

On November 28, 2011, Brown College – Mendota Heights received a show-cause directive from its primary institutional accreditor, ACCSC, related to student achievement. Brown College submitted its response to the show-cause directive on February 6, 2012 that will be considered at the ACCSC commission meeting in May, 2012.

In June 2011, Briarcliffe College’s accrediting agency, Middle States Commission on Higher Education (“Middle States”), took action to continue the school’s accreditation for a period not to exceed one year. Briarcliffe has advised Middle States of the NYAG investigation and our investigation into our determination of reported student placement rates. A further renewal of Briarcliffe’s accreditation by Middle States is subject to Briarcliffe’s submission of a monitoring report to Middle States by the earlier of March 1, 2012 or 30 days after completion of any report by the NYAG of its investigation. Middle States has also requested that Briarcliffe provide it with a progress report by April 1, 2013 documenting evidence of the use of multiple measures of the assessment of student learning at the institutional, program and course levels and the use of appropriate assessments of the attainment of learning goals at the institutional, program and course levels. As noted above, the NYAG investigation remains open and Briarcliffe College is preparing the requested monitoring report due March 1, 2012.

Due to their participation in Title IV Programs, our schools and universities are subject to periodic program reviews by ED for the purpose of evaluating an institution’s compliance with Title IV Program requirements, identifying any liabilities to ED caused by errors in compliance, and improving future institutional capabilities.

ED conducted a program review of AIU in November 2009. On July 14, 2010, AIU received a copy of ED’s program review report, which is a preliminary report of ED’s findings from its program review. The Program Review Report identified six findings, two of which were deemed to be systemic findings by ED’s program review team. These two findings relate to AIU’s policy for determining student attendance in online courses for purposes of determining such students’ enrollment status, withdrawal dates and associated timing respecting the return of unearned Title IV Program funds. AIU disagrees with these two findings and is contesting the program review team’s proposed determination of what constitutes appropriate documentation or verification of online academic activity. The remaining four findings were isolated and generally relate to processing errors. We believe the amounts involved in these four findings are immaterial. AIU submitted its response to ED’s program review report on November 29, 2010 and is awaiting ED’s issuance of a Final Program Review Determination letter that will specify any required corrective action and amounts owed to ED, if any.

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

Our schools and universities are also subject to periodic audits by various regulatory bodies, including the U.S. Department of Education’s Office of Inspector General (“OIG”). The OIG audit services division commenced a compliance audit of CTU in June 2010, covering the period July 5, 2009 to May 16, 2010, to determine whether CTU had policies and procedures to ensure that CTU administered Title IV Program and other federal program funds in accordance with applicable federal law and regulation. On January 13, 2012, the OIG issued a draft report identifying three findings, including one regarding the documentation of attendance of students enrolled in online programs and one regarding the calculation of returns of Title IV Program funds arising from student withdrawals without official notice to the institution. CTU is in the process of preparing a written response to the OIG, contesting these findings, which is due on February 29, 2012. After CTU submits its response to the draft OIG report, the OIG report, along with CTU’s response, will be forwarded to ED’s Office of Federal Student Aid which will make an independent assessment of what further action, if any, is warranted.

In August 2011, the U.S. Department of Veterans Affairs (“VA”), through its Denver Regional Office (“VA Regional Office”), conducted a compliance survey at the Colorado Springs campus of CTU. While the VA Regional Office has not yet issued a report respecting its findings, at an exit conference held on August 9, 2011, the VA Regional Office informed CTU that it had identified certain students for whom it believed CTU had incorrectly certified the monthly housing allowance (“MHA”) provided pursuant to the Post-9/11 Veterans Educational Assistance Act (“Post-9/11 GI Bill”). While CTU believes the position of the VA Regional Office is based on a difference in interpretation of applicable provisions of law, CTU is working with the VA to ensure that students entitled to benefits under the Post-9/11 GI Bill will not be adversely impacted or held responsible for any adjustments that are made respecting the MHA. Based on information currently available to us, we estimate potential reimbursements by CTU of approximately $5.0 million. Accordingly, we have accrued $5.0 million as an estimate for the reasonably possible settlement of this matter. At this time, the review of the Colorado Springs campus is still underway. The VA has also initiated compliance survey reviews at other CTU ground campuses, including Denver, Kansas City and Sioux Falls, and has advised us that it will initiate a compliance survey review of CTU Online in March 2012. The VA has not conducted exit conferences or issued reports on these additional compliance surveys.

We cannot predict the outcome of these matters, and any unfavorable outcomes could have a material adverse effect on our business, results of operations, cash flows and financial position.

13. INCOME TAXES

The components of pretax income for the years ended December 31, 2011, 2010 and 2009 are as follows:

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
U.S	$23,565	$223,477	$222,660
Foreign	18,382	17,695	3,809

Total	$41,947	$241,172	$226,469

The provision for income taxes from continuing operations for the years ended December 31, 2011, 2010 and 2009 consists of the following:

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Current provision
Federal	$23,885	$84,607	$73,105
State and local	2,083	10,769	8,720
Foreign	2,182	3,565	941

Total current provision	28,150	98,941	82,766

Deferred provision (benefit)
Federal	13,926	(20,332)	(2,116)
State and local	3,876	(280)	(1,159)
Foreign	194	72	113

Total deferred provision (benefit)	17,996	(20,540)	(3,162)

Total provision for income taxes	$46,146	$78,401	$79,604

During 2011, 2010 and 2009, we recognized an income tax benefit of approximately $0.4 million, $0.2 million and $0.2 million, respectively, in connection with stock options exercised during the year. The related income tax benefits have been recorded as a reduction of accrued income taxes and an increase to stockholders’ equity.

A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rate for continuing operations for the years ended December 31, 2011, 2010 and 2009 is as follows:

	For the Year Ended December 31,
	2011	2010	2009
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal income tax benefit	2.4	2.8	1.7
Nondeductible goodwill	107.3	—	—
Foreign taxes	(16.2)	(1.3)	(1.4)
Valuation allowance	—	(0.3)	0.9
Tax credits	(10.9)	(2.8)	(0.3)
Worthless stock	(3.1)	—	—
Other	(4.5)	(0.9)	(0.7)

Effective income tax rate	110.0%	32.5%	35.2%

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits as of December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
	(Dollars in thousands)
Gross unrecognized tax benefits, beginning of the year	$28,316	$29,357	$31,433
Additions for tax positions of prior years	1,894	1,518	838
Reductions for tax positions of prior years	(1,748)	(3,765)	(1,229)
Additions for tax positions related to the current year	2,764	2,231	3,059
Reductions due to settlements	(690)	(810)	—
Reductions due to lapse of applicable statute of limitations	(644)	(215)	(4,744)

Subtotal	29,892	28,316	29,357
Interest and penalties	4,532	3,892	4,578

Total gross unrecognized tax benefits, end of the year	$34,424	$32,208	$33,935

The total amount of net unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods was $23.9 million and $23.2 million for the years ended December 31, 2011 and 2010, respectively. At December 31, 2011, our short and long-term reserves, recorded within current accrued income taxes and other non-current liabilities, respectively, related to FASB’s interpretation No. 48 of ASC Topic 740-10, Accounting for Uncertainty in Income Taxes or (“FIN 48”), were $3.7 million and $30.7 million, respectively. We record interest and penalties related to unrecognized tax benefits within provision for income taxes on our consolidated statements of operations. The total amount of accrued interest and penalties resulting from such unrecognized tax benefits was $4.5 million and $3.9 million as of the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2011, we recognized $0.6 million of interest and penalties from unrecognized tax benefits in our consolidated results of continuing operations. For the years ended December 31, 2010 and 2009, our provision for income taxes included benefits related to the reduction of interest and penalties from unrecognized tax benefits of $0.7 million and $1.5 million, respectively.

CEC and its subsidiaries file income tax returns in the U.S. and in various state, local, and foreign jurisdictions. CEC and its subsidiaries are routinely examined by tax authorities in these jurisdictions. As of December 31, 2011, CEC had been examined by the Internal Revenue Service through our tax year ending December 31, 2007. In addition, a number of state and local examinations are currently ongoing. It is possible that these examinations may be resolved within twelve months. Due to the potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible that CEC’s gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $3.7 million.

Deferred income tax assets and liabilities result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carry forwards. Components of deferred income tax assets and liabilities for continuing operations as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
	(Dollars in thousands)
Deferred income tax assets:
Accrued occupancy	$1,719	$5,181
Deferred rent obligations	17,302	15,795
Compensation and employee benefits	17,418	25,392
Tax net operating loss carry forwards	5,619	6,792
Valuation allowance	(4,327)	(3,902)
Allowance for doubtful accounts	5,210	12,231
Covenant not-to-compete	267	469
Accrued settlements and legal	2,767	15,400
Deferred compensation	647	390
Accrued restructuring and severance	1,138	462
Other	4,333	3,809

Total deferred income tax assets	52,093	82,019

Deferred income tax liabilities:
Depreciation and amortization	25,720	35,772
Other	5,911	7,789

Total deferred income tax liabilities	31,631	43,561

Net deferred income tax assets	$20,462	$38,458

Net deferred income tax assets for continuing operations as of December 31, 2011 and 2010 are reflected in the consolidated balance sheets as follows:

	December 31,
	2011	2010
	(Dollars in thousands)
Current deferred income tax assets, net	$10,940	$31,665
Non-current deferred income tax assets, net	9,522	6,793

Net deferred income tax assets	$20,462	$38,458

As of December 31, 2011, we have net operating loss carry forwards, for state income tax purposes, of approximately $91.5 million. These net operating loss carry forwards are available to offset various future state taxable income, if any, and expire between 2012 and 2030.

As of December 31, 2011, foreign subsidiary earnings of approximately $142.9 million are considered permanently invested in those businesses. Accordingly, U.S. income taxes have not been provided on such foreign subsidiary earnings. A determination of the unrecognized deferred tax liability associated with permanently reinvested foreign subsidiary earnings is not practicable. In connection with our recent sale of the Istituto Marangoni schools, we plan during 2012 to repatriate those earnings of approximately $44.1 million as a result of the divesture of the asset. We do not anticipate paying any additional taxes on this repatriation. We currently have no further plans to repatriate cash and cash equivalents and short-term investments held by our foreign subsidiaries because we plan to reinvest such cash and cash equivalents and short term investments to support our operations and continued growth plans outside the United States through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of these operations.

14. STOCK REPURCHASE PROGRAM

During 2011, we repurchased 8.1 million shares of our common stock for approximately $150.4 million at an average price of $18.67 per share. On November 14, 2011, the Board of Directors authorized an additional $100.0 million to repurchase outstanding shares of its common stock under the Company’s stock repurchase program. Including this additional authorized repurchase amount, as of December 31, 2011, approximately $239.8 million was available under our authorized stock repurchase program to repurchase outstanding shares of our common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. The repurchase of shares of our common stock reduces the amount of cash available to pay cash dividends to our stockholders. We have never paid cash dividends on our common stock.

On November 21, 2011, we entered into a stock repurchase plan established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “1934 Act”), in connection with our previously authorized stock repurchase program. A Rule 10b5-1 plan allows a company to repurchase its shares at times when it otherwise might be unable to do so under the 1934 Act’s insider trading rules. This stock repurchase plan facilitated purchases of our common stock under our previously authorized stock repurchase program. Purchases of common stock under this plan were subject to specified parameters and certain price and volume restraints as established in the plan. During January 2012, our designated broker repurchased on our behalf an additional 6.1 million shares of our common stock for $56.4 million at an average price of $9.29 per share under this plan. As a result, approximately $183.3 million was available under our previously authorized stock repurchase program to repurchase outstanding shares of our common stock as of January 31, 2012.

15. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Career Education Corporation 2008 Incentive Compensation Plan (the “2008 Plan”) authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share granted for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award will be counted as 1.67 shares for each share granted for purposes of the aggregate share limit. As of December 31, 2011 there were approximately 5.9 million shares of common stock available for future share-based awards under the 2008 Plan.

As of December 31, 2011, we estimate that compensation expense of approximately $15.2 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, including both stock options and shares of restricted stock. We expect to satisfy the exercise of stock options and future distribution of shares of restricted stock by issuing new shares of common stock or by using treasury shares.

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

Stock option activity during the years ended December 31, 2011, 2010 and 2009, under all of our plans was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2008	2,915,634	$29.29

Granted	569,231	24.76
Exercised	(57,360)	12.05		$695
Forfeited	(53,521)	26.32
Cancelled	(160,882)	40.24

Outstanding as of December 31, 2009	3,213,102	$28.30

Granted	626,664	29.53
Exercised	(51,528)	14.87		$651
Forfeited	(84,779)	27.07
Cancelled	(128,845)	40.70

Outstanding as of December 31, 2010	3,574,614	$28.29

Granted	565,720	21.87
Exercised	(141,625)	14.60		$1,112
Forfeited	(456,459)	24.69
Cancelled	(188,788)	36.94

Outstanding as of December 31, 2011	3,353,462	$27.79	4.3 years	$—

Exercisable as of December 31, 2011	2,764,948	$28.50	3.4 years	$—

The following table summarizes information with respect to all outstanding and exercisable stock options under all of our plans as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Number Exercisable	Weighted Average Exercise Price
$13.32 $13.32	442,200	$13.32	2.46	412,325	$13.32
$13.67 $21.80	474,938	$19.65	7.01	261,619	$18.00
$22.04 $22.13	393,950	$22.07	6.02	309,950	$22.06
$23.32 $29.02	500,147	$27.46	5.16	294,827	$26.95
$29.35 $29.73	471,300	$29.56	1.14	471,300	$29.56
$30.67 $32.91	350,500	$30.88	6.18	294,500	$30.92
$33.04 $34.70	438,502	$34.42	3.95	438,502	$34.42
$34.86 $62.56	273,800	$55.35	2.56	273,800	$55.35
$64.12 $64.12	5,000	$64.12	2.30	5,000	$64.12
$68.24 $68.24	3,125	$68.24	2.43	3,125	$68.24

	3,353,462	$27.79	4.33	2,764,948	$28.50

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

The following table summarizes information with respect to all outstanding shares of restricted stock under our plans during the years ended December 31, 2011, 2010 and 2009:

	Number of Shares	Weighted Average Grant-Date Fair Value Per Share
Outstanding as of December 31, 2008	1,404,428	$18.79
Granted	726,247	25.77
Vested	(207,665)	26.96
Forfeited	(214,658)	21.20

Outstanding as of December 31, 2009	1,708,352	$20.46

Granted	1,037,218	28.96
Vested	(283,932)	27.58
Forfeited	(273,002)	23.68

Outstanding as of December 31, 2010	2,188,636	$23.17

Granted	1,266,170	21.83
Vested	(816,017)	15.55
Forfeited	(842,042)	25.19

Outstanding as of December 31, 2011	1,796,747	$24.74

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

The fair value of each stock option award granted during the years ended December 31, 2011, 2010 and 2009 was estimated on the date of grant using the Black-Scholes-Merton option pricing model. Our determination of the fair value of each stock option is affected by our stock price on the date of grant, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected life of the awards and actual and projected stock option exercise behavior. The weighted average fair value per share of stock option awards granted during the years ended December 31, 2011, 2010 and 2009, and assumptions used to value stock options are as follows:

	For the Year Ended December 31,
	2011	2010	2009
Dividend yield	—	—	—
Risk-free interest rate	2.2%	2.5%	2.2%
Weighted average volatility	53.3%	52.4%	55.0%
Expected life (in years)	5.5	5.8	6.5
Weighted average grant date fair value per share of options granted	$10.89	$14.95	$13.48

Volatility is calculated based on the actual historical daily prices of our common stock over the expected term of the stock option award. During the year ended December 31, 2011, we utilized a range of expected volatility assumptions for purposes of estimating the fair value of stock options awarded during the period. Such volatility assumptions ranged from 52.9% to 53.8%.

The expected life of each stock option award is estimated based primarily on our actual historical director and employee exercise behavior.

The fair value of each share of restricted stock is equal to the fair market value of our common stock as of the date of grant, which is the closing price per share of our common stock on NASDAQ.

Outstanding performance-based restricted stock awards generally have three-year vesting provided that performance conditions are met based on total company performance. Share-based compensation expense associated with performance-based restricted stock awards is recognized only to the extent that we believe performance conditions attributable to such awards will ultimately be satisfied.

16. WEIGHTED AVERAGE COMMON SHARES

The weighted average numbers of common shares used to compute basic and diluted net income per share for the years ended December 31, 2011, 2010 and 2009 were as follows:

	For the Year Ended December 31,
	2011(1)	2010	2009
	(In thousands)
Basic common shares outstanding	74,498	79,902	85,838
Common stock equivalents	—	948	580

Diluted common shares outstanding	74,498	80,850	86,418

(1)	Due to the fact that we had a loss from continuing operations for the year ended December 31, 2011, potential common stock equivalents are excluded from the diluted common shares outstanding calculation. Per FASB ASC Topic 260—Earnings Per Share, an entity that reports discontinued operations shall use income or loss from continuing operations as the benchmark for calculating diluted common shares outstanding, and as such, we have zero common stock equivalents since these shares would have an anti-dilutive effect on our net income per share for the year ended December 31, 2011.

Excluded from our computations of diluted earnings per share were certain options to purchase shares of our common stock. These shares were excluded because the options’ exercise prices were greater than the average market price of our common stock during the periods, and, therefore, the effect would have been anti-dilutive. The shares that would have had an anti-dilutive effect on our diluted net income per share for the years ended December 31, 2011, 2010 and 2009 were as follows:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Options that would have had an anti-dilutive effect	3,353	2,420	2,201

In addition to the common stock issued upon the exercise of employee stock options and the granting of restricted stock awards, we issued approximately 0.2 million, 0.1 million and 0.1 million shares for the years ended December 31, 2011, 2010 and 2009, respectively, upon the purchase of common stock pursuant to our employee stock purchase plan.

17. EMPLOYEE BENEFIT PLANS

Retirement Savings and Profit Sharing Plan

We maintain a defined contribution 401(k) retirement savings plan covering substantially all of our employees in the United States. Under the plan, an eligible employee may elect to defer receipt of a portion of the annual pay, including salary and bonus. We contribute this amount to the plan on the employee’s behalf and also make a matching contribution equal to 100% of the first 2% and 50% of the next 4% of the percentage of annual pay that the employee elects to defer. A participant is 100% vested at all times in the amounts the employee defers from annual pay. A participant becomes 100% vested in our matching contributions after two years of employee service. During the years ended December 31, 2011, 2010 and 2009, we recorded expense for continuing and discontinued operations under this plan of approximately $12.8 million, $11.5 million, and $11.1 million, respectively, net of any forfeited employer matching contributions.

Employee Stock Purchase Plan

We maintain an employee stock purchase plan that allows substantially all full-time and part-time employees to acquire shares of our common stock through payroll deductions over three-month offering periods. The per share purchase price is equal to 85% of the fair market value of a share of our common stock on the last day of the offering period, and purchases are limited to 10% of an employee’s salary, up to a maximum of $25,000 per calendar year. We are authorized to grant up to 4.0 million shares of common stock under the employee stock purchase plan, and, as of December 31, 2011, 2.3 million shares of common stock have been issued under the plan. Beginning January 1, 2012, the per share purchase price will change from 85% to 95% of the fair market value of a share of our common stock on the last day of the offering period.

Share-based compensation expense recorded during the years ended December 31, 2011, 2010 and 2009, in connection with the compensatory elements of our employee stock purchase plan, was not significant.

18. SEGMENT REPORTING

We analyze performance and make decisions based on the allocation of resources, and as a result, in accordance with FASB ASC Topic 280—Segment Reporting, we determined that the following reporting segments would be reported as of January 1, 2011: CTU, AIU, Health Education, Culinary Arts, Art & Design and International. This resulted in no change to our previously reported Health Education, Culinary Arts and International segments. Our previously reported University segment has been divided into three components: CTU, AIU and Art & Design. As a result of the organizational restructure, we now have six reporting segments. In addition, in November 2011, we completed the sale of our Istituto Marangoni schools in Milan, Paris and London. Accordingly, the results of operations for the Istituto Marangoni schools are reported within discontinued operations. All prior period results have been recast to reflect our reporting segments on a comparable basis. The reporting segments are described below.

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

Art & Design includes IADT, Harrington College of Design, Collins College and Brooks Institute schools. These schools offer academic programs primarily in the career-oriented disciplines of fashion design, game design, graphic design, interior design, film and video production, photography and visual communications in a classroom, laboratory or online setting, as well as jobs training in the field of energy conservation.

International includes our INSEEC schools and IUM school located in France, the United Kingdom and Monaco, which collectively offer academic programs in the career-oriented disciplines of business studies, health education, advertising, communications and technologies and luxury goods and services in a classroom or laboratory setting.

We evaluate segment performance based on operating income. Adjustments to reconcile segment results to consolidated results are included under the caption “Corporate and Other,” which primarily includes unallocated corporate activity and eliminations.

Summary financial information by reporting segment is as follows:

	Revenue	Operating Income (Loss)	Depreciation and Amortization	Capital Expenditures	Total Assets(11)
	(In thousands)
For the Year Ended, December 31, 2011
CTU(2)(3)	$431,588	$112,626	$4,044	$5,067	$74,648
AIU(3)	365,203	72,738	4,830	3,208	73,090
Health Education(4)	428,987	(89,633)	20,260	29,731	149,444
Culinary Arts(5)	314,272	(64,984)	21,520	3,646	215,318
Art & Design(6)	218,967	15,043	9,406	3,808	88,869
International	125,887	24,746	4,716	3,727	277,140
Corporate and Other(7)	(399)	(31,374)	19,736	28,643	417,182
Discontinued Operations				503	20,429

Total	$1,884,505	$39,162	$84,512	$78,333	$1,316,120

For the Year Ended, December 31, 2010
CTU	$465,315	$133,881	$4,592	$1,748	$52,566
AIU(8)	448,581	118,959	4,216	9,616	112,159
Health Education	441,608	52,028	13,789	28,380	283,558
Culinary Arts(9)	387,884	(66,813)	18,763	23,406	339,848
Art & Design	245,395	29,173	9,989	6,292	91,514
International	101,013	16,334	4,748	2,664	215,667
Corporate and Other(10)	(623)	(42,663)	13,946	54,429	397,794
Discontinued Operations				748	79,854

Total	$2,089,173	$240,899	$70,043	$127,283	$1,572,960

For the Year Ended, December 31, 2009
CTU	$368,621	$79,889	$3,804	$2,426
AIU	409,043	90,127	5,482	8,355
Health Education	362,692	42,072	10,462	24,930
Culinary Arts	332,236	14,873	18,441	4,452
Art & Design	240,530	25,065	10,432	7,511
International	89,793	15,107	2,728	17,170
Corporate and Other	(514)	(41,919)	13,225	6,990
Discontinued Operations				2,253

Total	$1,802,401	$225,214	$64,574	$74,087

(1)	Statement of operation balances including revenue, operating income (loss) and depreciation and amortization are presented above on a continuing operation basis. Total assets and capital expenditures are presented on a consolidated basis with continuing and discontinued operations.
(2)	CTU recorded a $5.0 million charge for legal expense related to the potential reimbursements of government funds.
(3)	During the first quarter of 2011 in conjunction with the segment reorganization, $27.9 million of the goodwill balance attributable to the former University reporting unit was reclassified from AIU to CTU, in accordance with FASB ASC Topic 350—Intangibles—Goodwill and Other.
(4)	Health Education recorded a $94.7 million goodwill impairment charge.
(5)	Culinary Arts recorded $94.1 million of goodwill and trade name impairment charges.
(6)	Art & Design recorded $6.0 million of legal expense related to the potential settlement of a legal matter.
(7)	Corporate and Other recorded a $7.0 million insurance recovery related to previously settled legal matters.
(8)	AIU recorded $7.0 million of legal expense related to the settlements of legal matters.
(9)	Culinary Arts recorded a $40.8 million charge related to the settlement of a legal matter. In addition, Culinary Arts recorded $69.2 million of goodwill and asset impairment charges, as well as $10.5 million of additional bad debt expense for increases in reserve rates related to our extended payment plan programs.

(10)	Corporate and Other recorded a $2.4 million lease termination charge related to our former corporate headquarters and a $4.1 million charge for an increase in the allowance for doubtful accounts related to our previously terminated recourse loan program.
(11)	Total assets do not include the following intercompany activity: receivable or payable activity between schools and corporate and investments in subsidiaries.

19. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

	Quarter				Total Year
2011	First(3)	Second(4)	Third(5)	Fourth(6)
	(Dollars in thousands, except per share data)
Revenue(1)	$531,700	$484,878	$428,411	$439,516	$1,884,505
Operating income (loss)(1)	108,875	79,311	19,881	(168,905)	39,162
Net income (loss)	73,035	55,353	10,634	(120,449)	18,573
Net income (loss) per share(2)
Basic	$0.96	$0.74	$0.14	$(1.64)	$0.25
Diluted	0.95	0.73	0.14	(1.64)	0.25

	Quarter				Total Year
2010	First(3)	Second(4)	Third(5)	Fourth(6)
	(Dollars in thousands, except per share data)
Revenue(1)	$518,256	$517,737	$521,612	$531,568	$2,089,173
Operating income(1)	85,677	94,053	42,997	18,172	240,899
Net income	55,222	64,318	26,131	12,102	157,773
Net income per share(2)
Basic	$0.67	$0.81	$0.33	$0.15	$1.97
Diluted	0.66	0.80	0.33	0.15	1.95

(1)	As of December 31, 2011, the results of operations for Istituto Marangoni along with our campuses that had previously ceased operations or were sold are presented within discontinued operations for all periods presented.
(2)	Basic and diluted earnings per share are calculated independently for each of the quarters presented. Accordingly, the sum of the quarterly earnings per share amounts may not agree with the annual earnings per share amount for the corresponding year.
(3)	First quarter 2011 net income includes a $7.0 million insurance recovery related to previously settled legal matters. First quarter 2010 net income includes additional expense of $8.1 million for the increase in allowance for doubtful accounts related to our extended payment plan programs.
(4)	Second quarter 2011 net income includes $2.7 million in goodwill and asset impairment charges. Second quarter 2010 net income includes a $4.2 million income tax benefit resulting from credits associated with curriculum development.
(5)	Third quarter 2011 net income includes $11.4 million of legal costs related to various regulatory matters. Third quarter 2010 net income includes expense of $47.3 million associated with the settlements of legal matters, as well as additional expense of $8.3 million for the increase in allowance for doubtful accounts related to our extended payment plan programs.
(6)	Fourth quarter 2011 net income includes $188.8 million in goodwill and asset impairment charges, a $27.1 million pretax gain from the sale of Istituto Marangoni and a $6.0 million charge related to the potential settlement of a legal matter. Fourth quarter 2010 net income includes expense of $71.5 million related to goodwill and asset impairments, including $67.8 million related to trade name impairment within Culinary Arts, $1.4 million related to goodwill impairment within Culinary Arts and $2.3 million related to an asset impairment charge recorded within Corporate and Other. In addition, approximately $5.5 million and $7.7 million of severance expense was recorded during the fourth quarter 2011 and fourth quarter 2010, respectively. Fourth quarter 2010 net income also included $5.9 million of additional bad debt expense related to the correction of an error associated with the allowance for doubtful accounts for our extended payment plan programs.

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Incorporated by Reference to:

3.1	Restated Certificate of Incorporation of Career Education Corporation (originally incorporated on January 5, 1994).	Exhibit 3.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2006.

3.2	Sixth Amended and Restated By-laws of Career Education Corporation (Amended and Restated effective as of August 1, 2008).	Exhibit 3.1 to our Current Report on Form 8-K filed on May 20, 2010.

4.1	Form of specimen stock certificate representing Common Stock.	Exhibit 4.1 to our Registration Statement on Form S-1, effective as of January 28, 1998.

4.2	Credit Agreement dated as of October 31, 2007 among Career Education Corporation, as borrower, CEC Europe, LLC & Investors S.C.S., as the European borrower, Bank of America, N.A., as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, SunTrust Bank, as Documentation Agent, and the Other Lenders Party thereto. Schedules and exhibits to this Credit Agreement have not been included herewith, but will be furnished supplementally to the Commission upon request.	Exhibit 10.19 to our Quarterly Report on Form 10-Q for the period ended September 30, 2007.

*10.1	Career Education Corporation 1998 Non-Employee Directors’ Stock Option Plan.	Exhibit 10.5 to our Registration Statement on Form S-1, effective as of January 28, 1998.

*10.2	First Amendment to the Career Education Corporation 1998 Non-Employee Directors’ Stock Option Plan dated as of May 17, 2002.	Exhibit 10.13 to our Form 10-Q for the period ended September 30, 2002.

*10.3	Second Amendment to the Career Education Corporation 1998 Non-Employee Directors’ Stock Option Plan.	Exhibit 10.5 to our Form 10-K for the year ended December 31, 2008.

*10.4	Form of Non-Employee Director’s Stock Option Agreement under the Company’s 1998 Non-Employee Directors’ Stock Option Plan.	Exhibit 10.6 to our Registration Statement on Form S-1, effective as of January 28, 1998.

*10.5	Career Education Corporation 1998 Employee Incentive Compensation Plan and the First, Second, Third, Fourth and Fifth Amendments thereto.	Exhibit B to our Proxy Statement dated April 16, 2004.

*10.6	Sixth Amendment to the Career Education Corporation 1998 Employee Incentive Compensation Plan dated as of February 27, 2004.	Exhibit 10.14 to our Quarterly Report on Form 10-Q for the period ended June 30, 2004.

*10.7	Seventh Amendment to the Career Education Corporation 1998 Employee Incentive Compensation Plan dated as of July 22, 2005.	Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2005.

*10.8	Form of Incentive Stock Option Agreement under the Company’s 1998 Employee Incentive Compensation Plan.	Exhibit 10.4 to our Registration Statement on Form S-1, effective as of January 28, 1998.

*10.9	Form of Restricted Stock Agreement under the 1998 Employee Incentive Compensation Plan.	Exhibit 10.1 to our Current Report on Form 8-K filed on May 24, 2006.

*10.10	Form of Indemnification Agreement for Directors and Executive Officers.	Exhibit 10.1 to our Current Report on Form 8-K filed June 25, 2008.

Exhibit Number	Exhibit	Incorporated by Reference to:

*10.11	Career Education Corporation Executive Severance Plan (Amended and Restated as of July 1, 2010).	Exhibit 10.1 to our Current Report on Form 8-K filed May 20, 2010.

*10.12	Employment Agreement by and among Career Education Corporation, CEC Employee Group, LLC and Gary E. McCullough dated March 5, 2007.	Exhibit 10.1 to our Current Report on Form 8-K filed on March 9, 2007.

*10.13	First Amendment to Employment Agreement by and among Career Education Corporation, CEC Employee Group, LLC and Gary E. McCullough dated March 5, 2007.	Exhibit 10.22 to our Form 10-K for the year ended December 31, 2008.

*10.14	Letter Agreement by and between Career Education Corporation and Michael J. Graham dated August 13, 2007.	Exhibit 10.1 to our Current Report on Form 8-K filed on August 22, 2007.

*10.15	Letter Agreement by and between Career Education Corporation and Jeffrey D. Ayers dated December 6, 2007.	Exhibit 10.24 to our Form 10-K for the year ended December 31, 2008.

*10.16	Letter Agreement by and between Career Education Corporation and Robert Todd DeYoung dated September 2, 2009.	Exhibit 10.16 to our Form 10-K for the year ended December 31, 2010.

*10.17	Separation Agreement and General Release effective December 29, 2010 by and between Deborah Lenart and Career Education Corporation.	Exhibit 10.1 to our Current Report on Form 8-K/A filed on January 3, 2011.

*10.18	Agreement dated November 17, 2008 by and between Career Education Corporation and Gregory L. Jackson.	Exhibit 10.1 to our Current Report on Form 8-K filed on November 18, 2008.

*10.19	2008 Incentive Compensation Plan.	Exhibit 10.1 to our Current Report on Form 8-K filed on May 16, 2008.

*10.20	First Amendment to the 2008 Incentive Compensation Plan.	Exhibit 10.30 to our Form 10-K for the year ended December 31, 2008.

*10.21	Form of 2008 Non-qualified Stock Option Grant Agreement under the Career Education Corporation 2008 Incentive Compensation Plan.	Exhibit 10.2 to our Current Report on Form 8-K filed on May 16, 2008.

*10.22	Form of 2008 Restricted Stock Agreement under the Career Education Corporation 2008 Incentive Compensation Plan.	Exhibit 10.3 to our Current Report on Form 8-K filed on May 16, 2008.

*10.23	Form of Non-Qualified Stock Option Agreement (General Counsel).	Exhibit 10.1 to our Current Report on Form 8-K filed on February 27, 2009.

*10.24	Form of Restricted Stock Agreement (General Counsel).	Exhibit 10.2 to our Current Report on Form 8-K filed on February 27, 2009.

*10.25	Form of Non-Qualified Stock Option Agreement (General Counsel).	Exhibit 10.3 to our Current Report on Form 8-K filed on February 27, 2009.

Exhibit Number	Exhibit	Incorporated by Reference to:

*10.26	Form of Restricted Stock Agreement.	Exhibit 10.4 to our Current Report on Form 8-K filed on February 27, 2009.

*10.27	Form of Option Extension and Amendment Agreements dated February 20, 2009 between the Company and the following non-employee directors: Dennis H. Chookaszian, Patrick W. Gross, Thomas B. Lally, Steven H. Lesnik and Leslie T. Thornton.	Exhibit 10.1 to our Current Report on Form 8-K filed on February 20, 2009.

*10.28	Form of Option Extension and Amendment Agreements dated February 20, 2009 between the Company and the following non-employee directors: David W. Devonshire and Edward A. Snyder.	Exhibit 10.2 to our Current Report on Form 8-K filed on February 20, 2009.

*10.29	Form of Option Extension Agreement dated February 20, 2009 between the Company and Gregory L. Jackson.	Exhibit 10.3 to our Current Report on Form 8-K filed on February 20, 2009.

*10.30	Form of Option and Restricted Stock Amendment Agreements dated February 20, 2009 between the Company and its Section 16 reporting officers.	Exhibit 10.4 to our Current Report on Form 8-K filed on February 20, 2009.

*10.31	Form of Restricted Stock Agreement dated February 20, 2009 between the Company and Gary E. McCullough.	Exhibit 10.5 to our Current Report on Form 8-K filed on February 20, 2009.

*10.32	Non-Employee Director Share Accumulation Program pursuant to the 2008 Incentive Compensation Plan.	Exhibit 10.36 to our Form 10-K for the year ended December 31, 2009.

*10.33	Form of 2011 Restricted Stock/Performance Shares Agreement under the Career Education Corporation 2008 Incentive Compensation Plan (Non-California and Non-Attorneys)	Exhibit 10.1 to our Form 10-Q for the period ended March 31, 2011.

*10.34	Form of 2011 Restricted Stock/Performance Shares Agreement under the Career Education Corporation 2008 Incentive Compensation Plan (California and Attorneys)	Exhibit 10.2 to our Form 10-Q for the period ended March 31, 2011.

*10.35	Form of Non-Employee Director Option Grant Agreement (2008 Plan).	Exhibit 10.1 to our Form 10-Q for the period ended June 30, 2011.

*10.36	Form of Restricted Stock Award Agreement with Pro-Rated Vesting on Certain Events.	Exhibit 10.2 to our Form 10-Q for the period ended June 30, 2011.

*10.37	Form of Performance Award Agreement to Gary McCullough with Pro-Rated Vesting on Certain Events.	Exhibit 10.3 to our Form 10-Q for the period ended June 30, 2011.

*10.38	Separation Agreement and General Release effective November 22, 2011 by and between Career Education Corporation and Gary E. McCullough.	Exhibit 10.1 to our Current Report on Form 8-K/A filed on November 29, 2011.

+*10.39	Letter Agreement by and between Career Education Corporation and Jason T. Friesen dated October 5, 2007.	Exhibit 10.39 to our Form 10-K for the year ended December 31, 2011.

Exhibit Number	Exhibit	Incorporated by Reference to:

+21	Subsidiaries of the Company.

+23.1	Consent of Ernst & Young LLP.

+31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

+31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

+32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

+32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

+101	The following financial information from our Annual Report on Form 10-K for the twelve months ended December 31, 2011, filed with the SEC on February 27, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the twelve months ended December 31, 2011, December 31, 2010 and December 31, 2009, (iii) the Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2011, December 31, 2010 and December 31, 2009, (iv) the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2011, December 31, 2010 and December 31, 2009, and (v) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K.
+	Filed herewith