Form 10-Q
period 2012-03-31
CAREER EDUCATION CORP
filed 2012-05-10
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of April 30, 2012: 67,233,533

CAREER EDUCATION CORPORATION

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$229,388	$280,592
Short-term investments	160,469	160,607

Total cash and cash equivalents and short-term investments	389,857	441,199
Student receivables, net of allowance for doubtful accounts of $40,898 and $43,891 as of March 31, 2012 and December 31, 2011, respectively	61,989	60,573
Receivables, other, net	19,689	2,914
Prepaid expenses	69,199	62,399
Inventories	9,830	11,356
Deferred income tax assets, net	10,940	10,940
Other current assets	16,205	17,769
Assets of discontinued operations	3,267	3,328

Total current assets	580,976	610,478

NON-CURRENT ASSETS:
Property and equipment, net	341,815	349,788
Goodwill	213,862	212,626
Intangible assets, net	76,671	77,186
Student receivables, net of allowance for doubtful accounts of $18,891 and $21,062 as of March 31, 2012 and December 31, 2011, respectively	8,677	9,297
Deferred income tax assets, net	9,524	9,522
Other assets, net	30,694	30,122
Assets of discontinued operations	17,041	17,101

TOTAL ASSETS	$1,279,260	$1,316,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of capital lease obligations	$414	$844
Accounts payable	34,174	48,408
Accrued expenses:
Payroll and related benefits	40,883	41,853
Advertising and production costs	27,441	17,717
Earnout payments	3,887	5,735
Other	55,742	61,536
Deferred tuition revenue	122,496	144,947
Liabilities of discontinued operations	8,250	8,403

Total current liabilities	293,287	329,443

NON-CURRENT LIABILITIES:
Capital lease obligations, net of current maturities	107	207
Deferred rent obligations	101,139	102,079
Other liabilities	39,947	40,365
Liabilities of discontinued operations	35,597	37,935

Total non-current liabilities	176,790	180,586

SHARE-BASED AWARDS SUBJECT TO REDEMPTION	105	110
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 81,761,157 and 81,966,793 shares issued, 67,222,705 and 73,621,548 shares outstanding as of March 31, 2012 and December 31, 2011, respectively	818	820
Additional paid-in capital	594,223	590,965
Accumulated other comprehensive income (loss)	292	(5,136)
Retained earnings	427,688	375,607
Cost of 14,538,452 and 8,345,245 shares in treasury as of March 31, 2012 and December 31, 2011, respectively	(213,943)	(156,275)

Total stockholders’ equity	809,078	805,981

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,279,260	$1,316,120

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	For the Quarters Ended March 31,
	2012	2011
REVENUE:
Tuition and registration fees	$423,618	$509,454
Other	10,519	22,246

Total revenue	434,137	531,700

OPERATING EXPENSES:
Educational services and facilities	152,685	165,631
General and administrative	214,632	237,061
Depreciation and amortization	20,106	20,133
Goodwill and asset impairment	83	—

Total operating expenses	387,506	422,825

Operating income	46,631	108,875

OTHER INCOME (EXPENSE):
Interest income	270	223
Interest expense	(37)	(37)
Miscellaneous income	—	1,816

Total other income	233	2,002

PRETAX INCOME	46,864	110,877
Provision for income taxes	431	40,282

INCOME FROM CONTINUING OPERATIONS	46,433	70,595

INCOME FROM DISCONTINUED OPERATIONS, net of tax	5,643	2,440

NET INCOME	52,076	73,035

OTHER COMPREHENSIVE INCOME, net of tax:
Foreign currency translation adjustments	5,440	8,243
Unrealized (losses) gains on investments	(12)	85

Total other comprehensive income	5,428	8,328

COMPREHENSIVE INCOME	$57,504	$81,363

NET INCOME PER SHARE—BASIC:
Income from continuing operations	$0.69	$0.93
Income from discontinued operations	0.09	0.03

Net income	$0.78	$0.96

NET INCOME PER SHARE—DILUTED:
Income from continuing operations	$0.69	$0.92
Income from discontinued operations	0.09	0.03

Net income	$0.78	$0.95

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	66,844	76,139

Diluted	66,960	76,753

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Quarters Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,076	$73,035
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and asset impairment	83	—
Depreciation and amortization expense	20,106	20,366
Bad debt expense	9,390	17,151
Compensation expense related to share-based awards	2,780	4,200
Loss (gain) on disposition of property and equipment	32	(1,801)
Changes in operating assets and liabilities	(67,115)	(53,295)

Net cash provided by operating activities	17,352	59,656

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(40,300)	(60,934)
Sales of available-for-sale investments	40,438	60,774
Purchases of property and equipment	(12,303)	(23,792)
Earnout payments	(3,555)	(4,235)
Proceeds on the sale of assets	—	6,259
Other	(12)	85

Net cash used in investing activities	(15,732)	(21,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(56,431)	(89,915)
Issuance of common stock	477	1,292
Tax benefit associated with stock option exercises	—	159
Payments of capital lease obligations	(547)	(641)

Net cash used in financing activities	(56,501)	(89,105)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	3,677	1,071

NET DECREASE IN CASH AND CASH EQUIVALENTS	(51,204)	(50,221)
DISCONTINUED OPERATIONS CASH ACTIVITY INCLUDED ABOVE:
Add: Cash balance of discontinued operations, beginning of the period	—	28,838
Less: Cash balance of discontinued operations, end of the period	—	25,136
CASH AND CASH EQUIVALENTS, beginning of the period	280,592	260,644

CASH AND CASH EQUIVALENTS, end of the period	$229,388	$214,125

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE COMPANY

The colleges, schools and universities that are part of the Career Education Corporation (“CEC”) family offer high-quality education to a diverse student population of approximately 95,000 students across the world in a variety of career-oriented disciplines through online, on-ground and hybrid learning program offerings. The more than 90 campuses that serve these students are located throughout the United States and in France, the United Kingdom and Monaco, and offer doctoral, master’s, bachelor’s and associate degrees and diploma and certificate programs.

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The unaudited consolidated financial statements presented herein include the accounts of CEC. All inter-company transactions and balances have been eliminated.

In November 2011, we completed the sale of our Istituto Marangoni schools in Milan, Paris and London. Accordingly, the results of operations for those schools are reported within discontinued operations. Prior period financial statements and the related notes herein, including segment reporting, have been recast to include the results of operations and financial condition of Istituto Marangoni as a component of discontinued operations. See Note 4 “Discontinued Operations” of these notes to our unaudited consolidated financial statements.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In the first quarter of 2012, we completed our evaluation and adopted the guidance of the following Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) in

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2011; adopting these ASUs did not materially impact our financial condition, results of operations, and disclosures:

•

ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment, issued September 2011. The amendments in this ASU give entities the option to assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, as a basis for determining the need to perform the two-step goodwill impairment test described in Topic 350.

•

ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, issued June 2011. This ASU requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements, and that reclassification adjustments from other comprehensive income to net income be presented on the face of the financial statements. The amendments in ASU 2011-05 do not change the items reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income or how earnings per share is calculated and presented. In addition, ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05 was issued in December 2011. ASU 2011-12 defers only those changes in ASU 2011-05 that pertain to how, when and where reclassification adjustments are presented.

•

ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, issued May 2011. This ASU develops common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. Many of the amendments change the wording used to describe the GAAP requirements for measuring fair value and disclosing information about fair value measurements but do not change the application of the requirements in Topic 820; some of the amendments clarify the application of existing fair value measurement requirements; and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

4. DISCONTINUED OPERATIONS

As of March 31, 2012, the results of operations for schools that have ceased operations or were sold are presented within discontinued operations.

The combined summary of unaudited results of operations for our discontinued operations for the quarters ended March 31, 2012 and 2011 were as follows:

	For the Quarters Ended March 31,
	2012	2011
	(Dollars in thousands)
Revenue	$5	$11,664

(Loss) income before income tax	$(611)	$3,723
Income tax (benefit) provision (1)	(6,254)	1,283

Income from discontinued operations, net of tax	$5,643	$2,440

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Amount represents the difference between total consolidated income tax provision (benefit), calculated by applying the estimated full-year consolidated effective tax rate to earnings reported for the period, and the income tax provision (benefit) for continuing operations, calculated by applying the estimated full-year effective tax rate for continuing operations to pretax income from continuing operations for the period.

Assets and liabilities of discontinued operations on our consolidated balance sheets as of March 31, 2012 and December 31, 2011 include the following:

	March 31, 2012	December 31, 2011
	(unaudited)
	(Dollars in thousands)
Assets:
Current assets:
Receivables, net	$43	$104
Deferred income tax assets	3,224	3,224

Total current assets	3,267	3,328
Non-current assets:
Deferred income tax assets	15,421	15,421
Other assets, net	1,620	1,680

Total assets of discontinued operations	$20,308	$20,429

Liabilities:
Current liabilities:
Accounts payable	$12	$3
Accrued expenses	237	498
Remaining lease obligations	8,001	7,902

Total current liabilities	8,250	8,403
Non-current liabilities:
Remaining lease obligations	35,597	37,935

Total liabilities of discontinued operations	$43,847	$46,338

Remaining Lease Obligations

A number of the campuses that ceased operations have remaining lease obligations that expire over time with the latest expiration in 2019. A liability is recorded representing the fair value of the remaining lease obligation at the time in which the space is no longer being utilized. Changes in our future remaining lease obligations, which are reflected within current and non-current liabilities of discontinued operations on our consolidated balance sheets, for our discontinued operations for the quarters ended March 31, 2012 and 2011 were as follows:

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Balance, End of Period
	(Dollars in thousands)
For the quarter ended March 31, 2012	$45,837	$297	$(2,536)	$43,598

For the quarter ended March 31, 2011	$50,378	$(1,173)	$(2,523)	$46,682

(1)	Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates, and variances between estimated and actual charges, net of any reversals for terminated lease obligations.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. BUSINESS ACQUISITION

On December 1, 2011, we acquired Everblue Training Institute for approximately $9.8 million. Everblue specializes in providing job training in energy conservation fields primarily for the building and construction industry and offers educational sessions in more than 70 U.S. cities and seven international locations. It provides U.S. Green Building Council education programs – including Leadership in Energy and Environmental Design (LEED) training – for contractors, owners, operators, architects, engineers and government workers, as well as Building Performance Institute (BPI) training.

The purchase price was funded with cash generated from operating activities. The purchase agreement also included an earnout provision which is calculated based upon future revenue growth and operating margins. The amount due is also dependent upon the period of time in which the previous owners of Everblue remain with the Company. As such, the earnout is being accounted for as compensation; it was not part of the consideration paid for the business. Compensation expense is recognized ratably over the service period, which is the earlier of the date in which the recipient leaves the Company or the fourth anniversary of the closing date. As of March 31, 2012, the aggregate earnout payment has been estimated at $1.6 million (of which approximately $1.3 million was recognized during the first quarter of 2012) due to the previous owners’ termination of employment with the Company in February 2012. The amount of actual earnout paid may be subject to further adjustment.

The following table summarizes the final fair values of assets acquired and liabilities assumed as of December 1, 2011:

(Dollars in thousands)
Current assets:
Receivables	$1,185
Other current assets	285
Non-current assets:
Property and equipment	147
Goodwill	8,853

Total assets acquired	10,470

Deferred tuition revenue	681

Total liabilities assumed	681

Net assets acquired	$9,789

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents and Investments

Cash and cash equivalents and investments from our continuing operations consist of the following as of March 31, 2012 and December 31, 2011:

	March 31, 2012
		(unaudited) (Dollars in thousands) Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$109,592	$—	$—	$109,592
Money market funds	119,335	461	—	119,796

Total cash and cash equivalents	228,927	461	—	229,388

Short-term investments (available-for-sale):
U.S. Treasury bills	120,507	6	(26)	120,487
U.S. Government Agencies	39,991	—	(9)	39,982

Total short-term investments (available-for-sale)	160,498	6	(35)	160,469

Total cash and cash equivalents and short-term investments	$389,425	$467	$(35)	$389,857

Long-term investments (available-for-sale):
Municipal bonds	$11,150	$—	$(735)	$10,415

	December 31, 2011
		(Dollars in thousands) Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$157,317	$—	$—	$157,317
Money market funds	122,827	448	—	123,275

Total cash and cash equivalents	280,144	448	—	280,592

Short-term investments (available-for-sale):
U.S. Treasury bills	133,648	31	(5)	133,674
U.S. Government Agencies	26,962	—	(29)	26,933

Total short-term investments (available-for-sale)	160,610	31	(34)	160,607

Total cash and cash equivalents and short-term investments	$440,754	$479	$(34)	$441,199

Long-term investments (available-for-sale):
Municipal bonds	$11,150	$—	$(735)	$10,415

In the table above, unrealized holding losses as of March 31, 2012 relate to short-term investments that have been in a continuous unrealized loss position for less than one year. The table also includes unrealized holding losses that relate to our long-term investments in municipal bonds, which are auction rate securities (“ARS”). When evaluating our investments for possible impairment, we review factors such as the length of time and

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

extent to which fair value has been less than the cost basis, the financial condition of the investee, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value. The decline in the fair value of our municipal bonds through March 31, 2012 is attributable to the continued lack of activity in the ARS market, exposing these investments to liquidity risk.

Included in cash and cash equivalents above are amounts related to certain of our European campuses that are operated on a not-for-profit basis. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. The amount of cash and cash equivalents of our not-for-profit schools with restrictions was $73.4 million and $74.5 million at March 31, 2012 and December 31, 2011, respectively. Restrictions on cash balances have not affected our ability to fund operations.

Money market funds: Mutual funds that invest in lower risk securities and generate low yields. Such funds maintain clear investment guidelines and seek to limit credit, market and liquidity risks.

U.S. Treasury bills: Debt obligations issued by the U.S. government that pay interest at maturity. U.S. Treasury bills are generally traded at discounts to par value and mature in one year or less.

U.S. Government Agencies: Debt obligations issued by a Government Sponsored Enterprise (“GSE”) which pay interest. GSE’s are privately-held corporations with public purposes created by the U.S. Congress to reduce the cost of capital for certain borrowing sectors of the economy. Our debt obligations are issued by Federal Home Loan Banks and generally trade at discounts to par value. These obligations mature in one year or less and have the implicit backing of the U.S. Government although they are not direct obligations of the U.S. Government.

Municipal bonds: Debt obligations issued by states, cities, counties, and other governmental entities, which earn federally tax-exempt interest. ARS generally have stated terms to maturity of greater than one year. We classify investments in ARS as non-current on our consolidated balance sheets within other assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continue to accrue interest and are auctioned on a set interval until the auction succeeds, the issuer calls the securities, or they mature. As of March 31, 2012, we have determined these investments are at risk for impairment due to the nature of the liquidity of the market over the past year. Cumulative unrealized losses as of March 31, 2012 amount to $0.7 million and are reflected within other comprehensive income (loss) as a component of stockholders’ equity. We believe this impairment is temporary, as we do not intend to sell the investments and it is unlikely we will be required to sell the investments before recovery of their amortized cost basis.

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

As of March 31, 2012, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of U.S. Treasury bills and U.S. Government Agencies that are publicly traded and for which market prices are readily available.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2012, our investments in municipal bonds are classified as available-for-sale and reflected at fair value. The auction events for these investments have been failing for over two years. The fair values of these securities are estimated utilizing a discounted cash flow analysis as of March 31, 2012. These analyses consider, among other items, the collateralization underlying the security investments, the credit worthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics.

Investments measured at fair value on a recurring basis subject to the disclosure requirements issued by FASB ASC Topic 820 – Fair Value Measurements at March 31, 2012 and December 31, 2011 were as follows:

	As of March 31, 2012
		(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Municipal bonds	$—	$—	$10,415	$10,415
U.S. Treasury bills	120,487	—	—	120,487
U.S. Government Agencies	39,982	—	—	39,982

Totals	$160,469	$—	$10,415	$170,884

	As of December 31, 2011
		(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Municipal bonds	$—	$—	$10,415	$10,415
U.S. Treasury bills	133,674	—	—	133,674
U.S. Government Agencies	26,933	—	—	26,933

Totals	$160,607	$—	$10,415	$171,022

The following table presents a rollforward of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC Topic 820 for the quarter ended March 31, 2012:

(Dollars in thousands)
Balance at December 31, 2011	$10,415
Unrealized loss	—

Balance at March 31, 2012	$10,415

Credit Agreement

As of March 31, 2012, we had letters of credit totaling $6.7 million outstanding under our $185.0 million U.S. Credit Agreement. Borrowing availability under our U.S. Credit Agreement as of March 31, 2012, was $178.3 million.

7. STUDENT RECEIVABLES

Student receivables represent funds owed to us in exchange for the educational services that have been provided to a student. Student receivables are reflected net of an allowance for doubtful accounts and net of deferred tuition revenue. Student receivables, net are reflected on our consolidated balance sheets as components of both current and non-current assets.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Student Receivables Under Extended Payment Plans and Recourse Loan Agreements

We had previously provided extended payment plans to certain students to help ensure that they could complete their educational programs. We have discontinued providing extended payment plans to students. As of March 31, 2012, the amount of non-current student receivables under student extended payment plans, net of allowance for doubtful accounts and net of deferred tuition revenue, was $5.6 million.

Previously, we had recourse loan agreements with Sallie Mae and Stillwater National Bank and Trust Company (“Stillwater”) which required us to repurchase loans originated by them to our students after a certain period of time. Our recourse loan agreement with Stillwater was terminated on April 29, 2007. Our recourse loan agreement with Sallie Mae ended on March 31, 2008.

Outstanding net recourse loan receivable balances for continuing operations as of March 31, 2012 and December 31, 2011 were $3.1 million and $3.2 million, respectively. These receivables are reported under non-current assets as a component of student receivables, net within the consolidated balance sheets.

Student Receivables Valuation Allowance

Changes in our current and non-current receivables allowance for the quarters ended March 31, 2012 and 2011 were as follows:

	Balance, Beginning of Period	Charges to Expense (1)	Amounts Written-off	Balance, End of Period
	(Dollars in thousands)
For the quarter ended March 31, 2012	$64,953	$9,418	$(14,582)	$59,789

For the quarter ended March 31, 2011	$90,939	$17,306	$(20,969)	$87,276

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Charges to expense include an offset for recoveries of amounts previously written off of $2.9 million and $3.3 million for the quarters ended March 31, 2012 and 2011, respectively.

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

8. COMMITMENTS AND CONTINGENCIES

An accrual for estimated legal fees and settlements of $16.6 million and $15.4 million at March 31, 2012 and December 31, 2011, respectively, is presented within other current liabilities on our consolidated balance sheets.

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

Securities Litigation

Ross, et al. v. Career Education Corporation, et al. On January 13, 2012, a class action complaint was filed in the United States District Court for the Northern District of Illinois, naming the Company and various individuals as defendants and claiming that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) by making material misstatements in and omitting material information from the Company’s public disclosures concerning its schools’ job placement rates and its compliance with accreditation policies. The complaint further claimed that the individual defendants violated Section 20(a) of the Exchange Act by virtue of their positions as control persons of the Company. Plaintiff asks for unspecified amounts in damages, interest, and costs, as well as ancillary relief. On March 23, 2012, the Court appointed KBC Asset Management NV, the Oklahoma Police Pension & Retirement Systems, and the Oklahoma Law Enforcement Retirement System, as lead plaintiffs in the action. On May 3, 2012, lead plaintiffs filed a consolidated amended complaint, asserting the same claims alleged in the initial complaint, and naming the Company and various individuals as defendants. Lead plaintiffs seek damages on behalf of all persons who purchased the Company’s common stock between February 19, 2009 and November 21, 2011. Defendants’ motion to dismiss is currently due June 3, 2012.

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shareholder Derivative Actions and Demands

Bangari v. Lesnik, et al. On December 7, 2011, a derivative action was filed in the Circuit Court of Cook County, Chancery Division on behalf of the Company naming the Company’s current Board of Directors as individual defendants and the Company as a nominal defendant. Plaintiff alleges breach of fiduciary duty and abuse of control by the individual defendants. Plaintiff asks for unspecified amounts in damages, interest, and costs, as well as ancillary relief. On February 10, 2012, the defendants filed motions to dismiss or stay the complaint. A hearing on defendants’ motions is scheduled for August 21, 2012.

Cook v. McCullough, et al. On December 22, 2011, a derivative action was filed in the United States District Court for the Northern District of Illinois on behalf of the Company naming the Company’s current Board of Directors as well as various current and former employees as individual defendants and the Company as a nominal defendant. Plaintiff alleges breach of fiduciary duty, abuse of control and gross mismanagement by all of the individual defendants and unjust enrichment by certain individual defendants. Plaintiff asks for unspecified amounts in damages, interest, and costs, as well as ancillary relief. On March 16, 2012, defendants filed a motion to dismiss or stay the complaint. The Court granted the motions to stay pending resolution of the motions to dismiss. Plaintiff’s opposition to the motions is currently due May 4, 2012, and defendants’ reply briefs are due on June 8, 2012.

The Company has received demands from purported shareholders requesting that the Board investigate, institute litigation, and take other actions with regard to the Company’s student placement and retention rates and that the Company provide books and records regarding the same. The Company has responded to such requests indicating that they are either premature or inappropriate.

Because of the many questions of fact and law that may arise, the outcome of these demands is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for these actions because the complaints do not seek a specified amount of damages and because these matters are in their early stages. Accordingly, we have not recognized any liability associated with these actions.

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The original deadline for filing claims and/or opting out of the settlement was June 6, 2011. Pursuant to a subsequent order, the Court required plaintiffs’ counsel to provide a supplemental notice to those who had opted out by June 6, 2011. Following the supplemental notice, a total of 112 students opted out of the settlement. On April 18, 2012, the Court issued an order granting final approval of the settlement and on April 19, 2012, the court entered a final judgment on the settlement.

On June 3, 2011, the same attorneys representing the class in the Amador action filed a separate complaint in the San Francisco County Superior Court entitled Abarca v. California Culinary Academy, Inc., et al, on behalf of 115 individuals who are opt outs in the Amador action and/or non-class members, and therefore not subject to the Amador settlement. On June 15, 2011, the same attorneys filed another action in the San Francisco County Superior Court entitled Andrade, et al. v. California Culinary Academy, Inc., et al., on behalf of another 31 individuals who are opt outs in the Amador action and/or non-class members, and therefore not subject to the Amador settlement. On August 12, 2011, plaintiffs’ counsel filed a third action on behalf of five individuals who opted out of or were not parties to the Amador settlement entitled Aprieto, et al. v. California Culinary Academy. None of these three suits are being prosecuted as a class action. They each allege the same claims as were previously alleged in the Amador action, plus claims for breach of contract and violations of the repealed California Education Code. The plaintiffs in these cases seek damages, including consequential damages, punitive damages and attorneys’ fees. We have not responded to these three complaints, which have been related and transferred to the same judge who is handling the Amador case, because they have been stayed pending a ruling on the class settlement in the Amador action. Certain of the plaintiffs in these cases filed claims or received notice of the settlement and did not file claims, and therefore their individual claims will be barred. The Court held a status conference on these cases on May 3, 2012 and ordered that the cases continue to be stayed until a further status conference scheduled for July 17, 2012.

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plaintiffs filed a Fifth Amended Complaint on December 7, 2010, which included individual and class allegations by Mr. Surrett. Class notice was sent on April 22, 2011, and the opt-out period expired on June 20, 2011. The class consists of approximately 2,330 members. They are seeking tuition refunds, interest and certain fees paid in connection with their enrollment at WCI.

The parties are currently engaged in merits discovery. WCI’s motion to compel arbitration of plaintiffs’ claims, for summary judgment and to decertify the class were denied by the Court. No trial date has been set.

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

The plaintiffs filed a fourth amended complaint, in which they assert the same claims against us, but added claims against approximately 15 student lenders. The plaintiffs subsequently dismissed all of the student lenders.

Plaintiffs filed a motion for class certification, and defendants filed an opposition on September 16, 2011. On March 6, 2012, the Court issued its order denying class certification.

Plaintiffs’ counsel have filed eight separate but related “mass actions” entitled Banks, et al. v. California School of Culinary Arts, Los Angeles County Superior Court (by 316 individuals); Abrica v. California School of Culinary Arts, Los Angeles County Superior Court (by 373 individuals), Aguilar, et al. v. California School of Culinary Arts, Los Angeles County Superior Court (by 88 individuals), Alday v. California School of Culinary Arts, Los Angeles Superior Court (by 73 individuals), Ackerman, et al. v. California School of Culinary Arts, Los Angeles County Superior Court (by 27 individuals), Arechiga, et al. v. California School of Culinary Arts, Los Angeles County Superior Court (by 60 individuals), Anderson, et al., v. California School of Culinary Arts, Los Angeles County Superior Court (by 58 individuals) and Allen v. California School of Culinary Arts, Los Angeles Superior Court (by 12 individuals). All eight cases are being prosecuted on behalf of hundreds of individual former students. The allegations are the same as those asserted in the Vasquez class action case. The individual plaintiffs in these cases seek compensatory and punitive damages, disgorgement and restitution of tuition monies received, attorneys’ fees, costs and injunctive relief. All of these cases have been deemed related to the Vasquez class action and therefore are pending before the same judge who is presiding over the Vasquez case.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All of the individual cases (other than the recently filed Allen case) were stayed pending the ruling on class certification in the Vasquez class action. On April 13, 2012, the Court conducted a status conference regarding further proceedings in the individual cases. The Court has ordered the parties to participate in limited discovery and meet and confer regarding motions to compel arbitration in the individual actions.

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

Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action because the complaint does not seek a specified amount of damages and it is unclear how damages would be calculated. Moreover, the case presents novel legal issues and discovery is in its early stages. Accordingly, we have not recognized any liability associated with this action.

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 18, 2010, the same counsel representing plaintiffs in the Fahey action filed a similar lawsuit in the U.S. District Court for the Northern District of Illinois on behalf of Sergio Rojas alleging similar violations of the TCPA based on the same text messages. Rojas, like Fahey, sought class certification of his claims. The alleged classes are defined to include all persons who received unauthorized text message advertisements from the Company as part of the IADT test marketing campaign. Rojas and Fahey each seek an award trebling the statutory damages to the class members, together with costs and reasonable attorneys’ fees.

On March 14, 2012, we entered into a settlement agreement with plaintiffs’ counsel resolving the claims asserted in both cases. Plaintiffs’ counsel has until May 9, 2012 to submit its motion for preliminary approval of that settlement. Under the terms of the settlement agreement, we have agreed to pay $200 to each person who received the subject text message who can be identified and returns a valid claim form. The parties did not reach an agreement regarding the appropriate amount of legal fees to be paid to class counsel. As a result, the parties have agreed that this issue will be presented separately to the Court for hearing and resolution. Based upon the information available to us, we recorded a charge of $6.0 million in the fourth quarter of 2011 which represents our best estimate of the loss related to these matters.

Employment Litigation

Gonzalez, et al. v. Career Education Corporation, et al. On or about September 16, 2011, Karla Gonzalez and 19 other current and former employees of Southern California School of Culinary Arts, Ltd. (“SCSCA”) who worked primarily as Admissions Representatives filed a complaint in California Superior Court for the County of Los Angeles, Northeast District (the “Gonzalez lawsuit”). The complaint names us, SCSCA, Le Cordon Bleu, Inc., Robert Woy, and Marie Guerrero as defendants. Mr. Woy is the former Vice President of Admissions at SCSCA, and Ms. Guerrero is the former Senior Director of Admissions at SCSCA. In their complaint, the plaintiffs allege, among other things, that the defendants (i) failed to pay them overtime and rest break compensation in violation of the California Labor Code; (ii) owe statutory penalties under the California Labor Code for unpaid wages; (iii) engaged in unfair competition and unfair business practices in violation of the California Business and Professions Code relating to false time records and failure to pay wages owed; (iv) breached contracts by failing to pay bonuses for enrolling students; (v) engaged in unfair competition and unfair business practices in violation of the California Business and Professions Code by failing to report and intending to evade taxes; (vi) are responsible for statutory penalties under the California Private Attorneys General Act (“PAGA”) for violations of various sections of the California Code; and (vii) committed fraud by failing to pay allegedly promised bonuses and by altering time records. In their PAGA claim, plaintiffs seek recovery of penalties for violations of various wage and hour provisions of the California Code on behalf of themselves and all other similar current and former employees in California. In a first amended complaint filed on or about December 15, 2011, plaintiffs dropped Mr. Woy and Ms. Guerrero as defendants without prejudice. The remaining defendants responded to the first amended complaint on or about January 18, 2012, denying all material allegations.

Following the answer to the first amended complaint, the parties had been engaged in discovery until the issue of possible additional amended claims arose in mid-February 2012. A second amended complaint was deemed to be filed on April 18, 2012. The second amended complaint adds the following additional claims on behalf of all plaintiffs: (viii) retaliation for complaining about alleged violations of wage and hour laws; (ix) failure to prevent retaliation; (x) violation of public policy relating to retaliation; (xi) harassment/hostile work environment allegedly created in response to complaints about violations of wage and hour laws and refusal to violate such laws; (xii) failure to prevent harassment/hostile work environment; (xiii) intentional infliction of emotional distress; and (xiv) negligent infliction of emotional distress. These new claims are alleged against each of the corporate defendants against whom counts (i) – (vii) are pending, and also against Mr. Woy. At a status conference on April 18, 2012, defendants stated their intention to file a demurrer to the second amended complaint. The Court set a hearing for May 24, 2012 on the anticipated demurrer.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Wilson, et al. v. Career Education Corporation. On or about August 11, 2011, Riley Wilson, a former Admissions Representative based in Minnesota, filed a complaint in the United States District Court for the Northern District of Illinois. The two-count complaint asserts claims of breach of contract and unjust enrichment arising from our decision to terminate our Admissions Representative Supplemental Compensation Plan. In addition to his individual claims, Wilson also seeks to represent a nationwide class of similarly situated Admissions Representatives who also were affected by termination of the Plan. On October 6, 2011, we filed a motion to dismiss the complaint. On November 25, 2011, Wilson moved for class certification and appointment of class counsel, but briefing on that issue and all discovery were stayed pending a decision on the motion to dismiss. On April 13, 2012, the Court granted our motion to dismiss in its entirety and dismissed plaintiff’s complaint for failure to state a claim. Plaintiff has until May 10, 2012 to move for leave to file an amended complaint.

Because plaintiff is permitted to move for leave to file an amended complaint, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a potential range of loss for this action. Accordingly, we have not recognized any liability associated with this action.

Other Litigation

In addition to the legal proceedings and other matters described above, we are also subject to a variety of other claims, suits and investigations that arise from time to time in the ordinary conduct of our business, including, but not limited to, claims involving students or graduates and routine employment matters. While we currently believe that such claims, individually or in aggregate, will not have a material adverse impact on our financial position, cash flows or results of operations, the litigation and other claims noted above are subject to inherent uncertainties, and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur in any one or more of these matters, there exists the possibility of a material adverse impact on our business, reputation, financial position, cash flows, and the results of operations for the period in which the effect becomes probable and reasonably estimable.

State Investigations

The Company received from the Attorney General of the State of New York (“NYAG”) a Subpoena Duces Tecum dated May 17, 2011 (the “Subpoena”), relating to the NYAG’s investigation of whether the Company and certain of its schools have complied with certain New York state consumer protection, securities, finance and other laws. Pursuant to the Subpoena, the NYAG has requested from the Company and certain of its schools documents and detailed information on a broad spectrum of business practices, including such areas as marketing and advertising, student recruitment and admissions, education financing, training and compensation of admissions and financial aid personnel, programmatic accreditation, student employment outcomes, placement rates of graduates and other disclosures made to students. The documents and information sought by the NYAG in connection with its investigation cover the time period from May 17, 2005 to the present. As previously disclosed, at the direction of the Company’s Board of Directors, an independent internal investigation was conducted into the determination of placement rates at the Company’s Health Education segment schools as well as a review of such practices at all of its other domestic schools. The Company has reported the results of this

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investigation to the NYAG as they relate to the Company’s New York-based ground schools. The Company continues to cooperate with the NYAG with a view towards resolving this inquiry as promptly as possible.

The Florida campuses of Sanford-Brown Institute received a notice on November 5, 2010 from the State of Florida Office of the Attorney General that it has commenced an investigation into possible unfair and deceptive trade practices at these schools. The notice includes a subpoena to produce documents and detailed information for the time period from January 1, 2007 to the present about a broad spectrum of business practices at such schools. The Florida Attorney General’s website indicates that the Attorney General is conducting similar investigations of several other postsecondary education companies operating schools located in Florida. The Florida campuses of Sanford-Brown Institute have responded to the subpoena and continue to cooperate with the Florida Attorney General with a view towards resolving this inquiry as promptly as possible.

The Company received from the Attorney General of the State of Illinois (“IL AG”) a Civil Investigative Demand (“CID”) dated December 9, 2011. The CID relates to the IL AG’s investigation of whether the Company and its schools operating in Illinois have complied with certain Illinois state consumer protection laws. Pursuant to the CID, the IL AG has requested from the Company and its schools documents and detailed information on a broad spectrum of business practices, including such areas as marketing and advertising, student recruitment and admissions, education financing, training and compensation of admissions and financial aid personnel, programmatic accreditation, student employment outcomes, placement rates of graduates and other financial and organizational information. The documents and information sought by the IL AG in connection with its investigation cover the time period from January 1, 2006 to the present. The Company is cooperating with the IL AG’s office with a view towards resolving this inquiry as promptly as possible.

The Company received from the Department of Justice of the State of Oregon (“OR DOJ”) an Investigative Demand (“ID”) dated January 3, 2012. The ID relates to the OR DOJ’s investigation of whether the Company and AIU operating in Oregon have complied with certain Oregon state consumer protection laws. Pursuant to the ID, the OR DOJ has requested from the Company and AIU documents and detailed information on a broad spectrum of business practices, including such areas as consumer practices, accreditation, advertisements, recruitment, enrollment and admission of students, financial aid, records of discrimination complaints, academic performance, certain degree programs, and student disclosures. The documents and information sought by the OR DOJ in connection with its investigation cover the time period from January 1, 2004 to the present. The Company is cooperating with the OR DOJ’s office with a view towards resolving this inquiry as promptly as possible.

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

Accrediting Body and State and Federal Regulatory Matters

Placement Determination Practices Related Inquiries

On November 14, 2011, the Company received a letter from the Accrediting Council for Independent Colleges and Schools (“ACICS”) directing the Company, on behalf of certain of its ACICS-accredited

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

institutions in the Health Education and Art & Design segments, to show-cause at ACICS’ December 2011 meeting. The show-cause directive related to the adequacy of the administrative practices and controls relative to the Company’s determination of job placement rates prior to reporting of those rates to ACICS. CEC representatives appeared before ACICS on December 7, 2011 and reviewed, among other things, the procedures the Company implemented to ensure the accurate determination and reporting of placement rates.

On December 13, 2011, ACICS advised the Company that it decided to defer further action on its show-cause directive until its next regularly scheduled meeting in April 2012. The directive applied to all 71 CEC campuses accredited by ACICS. ACICS acknowledged the efforts CEC had implemented to address concerns related to the verification of placement data, but sought confirmation that the efforts would be continued for a sustained period of time and would be implemented at all campuses accredited by the agency. ACICS requested that the company provide certain additional information to ACICS in advance of the April 2012 meeting, which the Company provided, and CEC representatives appeared before ACICS on April 19, 2012 to discuss the information. On May 3, 2012, the Company received notification from ACICS that ACICS acted at its April 20, 2012 meeting to immediately vacate the show-cause directive applicable to all 71 CEC campuses accredited by ACICS.

At the meeting ACICS reviewed information it had requested of the Company regarding the annual placement rates for the period from July 1, 2010 through June 30, 2011, which included the results of placement re-verifications by an independent third party. Based on ACICS’ interpretation of this information, 24 additional ACICS accredited campuses fell below ACICS’s 65% placement rate standard and are subject to increased levels of accreditation oversight, joining the 36 campuses already subject to this additional oversight. This oversight includes, depending on the degree such campuses fell below the 65% placement rate standard, more detailed or frequent reporting requirements, a placement improvement plan, attendance by campus career service personnel at periodic workshops, additional requirements for new program and location approvals or on-site evaluations.

Four of these campuses, Sanford-Brown College – Indianapolis, Sanford-Brown College – Milwaukee, Sanford-Brown Institute – Landover and the online campus of IADT, were placed on probation status due to placement rates at or below 40% for the period from July 1, 2010 through June 30, 2011. These four campuses in the aggregate contributed approximately 3.6% of the Company’s 2011 consolidated revenue. Campuses on probation remain accredited. An institution is obligated to demonstrate to ACICS that the conditions or circumstances which led to the imposition of probation have been corrected before probation will be lifted, in this case meaning an increase in placement rates to a level acceptable to ACICS.

The Company is taking steps to improve placement rates at all of its campuses and will continue to review, on a program-by-program basis, placement activities at all of its campuses. As previously disclosed, the Company is also capping new enrollments into certain programs and will teach out programs where appropriate.

The Company has responded to requests for additional information and updates pertaining to this matter that it has received from the Department of Education (“ED”), state regulators and other programmatic and institutional accreditors. We cannot predict the outcome of these requests, and any unfavorable outcomes could have a material adverse effect on our business, results of operations, cash flows and financial position.

Other Matters

On November 28, 2011, Brown College – Mendota Heights received a show-cause directive from its primary institutional accreditor, Accrediting Commission of Career Schools and Colleges (“ACCSC”), related to student achievement. Brown College submitted its response to the show-cause directive on February 6, 2012 that will be considered at the ACCSC commission meeting in May 2012.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2011, Briarcliffe College’s accrediting agency, Middle States Commission on Higher Education (“Middle States”), took action to continue the school’s accreditation for a period not to exceed one year. Briarcliffe has advised Middle States of the NYAG investigation and our investigation into our determination of reported student placement rates. As directed, Briarcliffe submitted a Monitoring Report to Middle States on March 1, 2012 to provide a status update on the NYAG investigation and also hosted a Middle States visit on April 13, 2012 focused on areas raised in the NYAG subpoena. The visiting team affirmed that Briarcliffe continued to meet the requirements of affiliation and standards of accreditation that were under review. The recommendations and findings of the visiting team are not binding on Middle States and it is expected to reach a decision on Briarcliffe’s re-accreditation at its next scheduled meeting in June 2012.

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

Our schools and universities are also subject to periodic audits by various regulatory bodies, including the U.S. Department of Education’s Office of Inspector General (“OIG”). The OIG audit services division commenced a compliance audit of CTU in June 2010, covering the period July 5, 2009 to May 16, 2010, to determine whether CTU had policies and procedures to ensure that CTU administered Title IV Program and other federal program funds in accordance with applicable federal law and regulation. On January 13, 2012, the OIG issued a draft report identifying three findings, including one regarding the documentation of attendance of students enrolled in online programs and one regarding the calculation of returns of Title IV Program funds arising from student withdrawals without official notice to the institution. CTU submitted a written response to the OIG, contesting these findings, on March 2, 2012. The OIG report, along with CTU’s response, will be forwarded to ED’s Office of Federal Student Aid which will make an independent assessment of what further action, if any, is warranted.

In August 2011, the U.S. Department of Veterans Affairs (“VA”), through its Denver Regional Office (“VA Regional Office”), conducted a compliance survey at the Colorado Springs campus of CTU. While the VA Regional Office has not yet issued a report respecting its findings, at an exit conference held on August 9, 2011, the VA Regional Office informed CTU that it had identified certain students for whom it believed CTU had

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incorrectly certified the monthly housing allowance (“MHA”) provided pursuant to the Post-9/11 Veterans Educational Assistance Act (“Post-9/11 GI Bill”). While CTU believes the position of the VA Regional Office is based on a difference in interpretation of applicable provisions of law, CTU is working with the VA to ensure that students entitled to benefits under the Post-9/11 GI Bill will not be adversely impacted or held responsible for any adjustments that are made respecting the MHA. Based on information currently available to us, we estimate potential reimbursements by CTU of approximately $5.0 million. Accordingly, we accrued $5.0 million in 2011 as an estimate for the reasonably possible settlement of this matter. At this time, the review of the Colorado Springs campus is still underway. The VA has also initiated compliance survey reviews at other CTU ground campuses, including Denver, Kansas City and Sioux Falls, as well as CTU Online. The VA has not conducted exit conferences or issued reports on these additional compliance surveys.

We cannot predict the outcome of these matters, and any unfavorable outcomes could have a material adverse effect on our business, results of operations, cash flows and financial position.

9. INCOME TAXES

The components of pretax income for the quarters ended March 31, 2012 and 2011 are as follows:

	For the Quarters Ended March 31,
	2012	2011
	(Dollars in thousands)
U.S	$34,611	$101,461
Foreign	12,253	9,416

Total	$46,864	$110,877

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

The following is a summary of our income tax provision and effective tax rate for continuing operations:

	For the Quarters Ended March 31,
	2012	2011
	(Dollars in thousands)
Pretax income	$46,864	$110,877
Provision for income taxes	$431	$40,282
Effective tax rate	0.9%	36.3%

The decrease in the effective tax rate from 36.3% for the first quarter of 2011 as compared to 0.9% for the first quarter of 2012 is mainly attributable to an increase in the percentage of operating income that our foreign and not-for-profit institutions will contribute to our consolidated results of operations; both of which reduce the consolidated effective tax rate. Additionally, the rate is also impacted by a reduction in state income taxes due to the mix of earnings among states with different tax rates and various levels of operating income or loss within a given jurisdiction.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We estimate that it is reasonably possible that the liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $8.7 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter ended March 31, 2012 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of March 31, 2012, we had accrued $4.8 million as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely examined by federal, state and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service completed its examination of our U.S. income tax returns through our tax year ended December 31, 2007.

10. STOCK REPURCHASE PROGRAM

During the quarter ended March 31, 2012, we repurchased 6.1 million shares of our common stock for approximately $56.4 million at an average price of $9.29 per share. As of March 31, 2012, approximately $183.3 million was available under our authorized stock repurchase program to repurchase outstanding shares of our common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. The repurchase of shares of our common stock reduces the amount of cash available to pay cash dividends to our stockholders. We have never paid cash dividends on our common stock.

11. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Career Education Corporation 2008 Incentive Compensation Plan (the “2008 Plan”) authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share granted for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award will be counted as 1.67 shares for each share granted for purposes of the aggregate share limit. As of March 31, 2012, there were approximately 6.3 million shares of common stock available for future share-based awards under the 2008 Plan.

As of March 31, 2012, we estimate that compensation expense of approximately $20.4 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, including stock options, shares of restricted stock and restricted stock units. We expect to satisfy the exercise of stock options, any future distribution of shares of restricted stock and future distribution of shares upon settlement of restricted stock units by issuing new shares of common stock or by using treasury shares.

Stock Options. The exercise price of stock options granted under each of the plans is equal to the fair market value of our common stock on the date of grant. Employee stock options generally become exercisable 25% per year over a four-year service period beginning on the date of grant and expire ten years from the date of grant. Non-employee directors’ stock options expire ten years from the date of grant and generally become exercisable as follows: one-third on the grant date, one-third on the first anniversary of the grant date, and one-third on the second anniversary of the grant date, or, one-fourth on the grant date and one-fourth for each of the first through

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

third anniversaries of the grant date. Both employee stock options and non-employee director stock options are subject to possible earlier vesting and termination in certain circumstances. Generally, if a plan participant terminates his or her employment for any reason other than by death or disability during the vesting period, he or she forfeits the right to unvested stock option awards. Grants of stock options are generally only subject to the service conditions discussed previously. In the first quarter of 2012, and for the first time since inception of any of our plans, we granted stock options containing a market condition to our Chief Executive Officer. We valued these stock options in accordance with the guidance set forth by FASB ASC Topic 718 – Compensation-Stock Compensation.

Stock option activity during the quarter ended March 31, 2012 under all of our plans was as follows:

	Options	Weighted Average Exercise Price
	(In thousands)
Outstanding as of December 31, 2011	3,353	$27.79
Granted	397	8.63
Exercised	—	—
Forfeited	(28)	17.88
Cancelled	(598)	23.30

Outstanding as of March 31, 2012	3,124	$26.30

Exercisable as of March 31, 2012	2,328	$29.46

Restricted Stock and Restricted Stock Units. Restricted stock and restricted stock units generally become fully vested either three years after the date of grant or 25% per year over a four-year service period beginning on the date of grant. Generally, if a plan participant terminates his or her employment for any reason other than by death or disability during the vesting period, he or she forfeits the right to the unvested restricted stock and restricted stock units. The vesting of restricted stock and restricted stock units is subject to possible acceleration in certain circumstances. Certain restricted stock awarded to plan participants referred to as “performance-based restricted stock” are subject to performance conditions that, even if the requisite service period is met, may reduce the number of shares or units of restricted stock that vest at the end of the requisite service period or result in all shares or units being forfeited.

In the first quarter of 2012, we awarded approximately 1.3 million restricted stock units under the 2008 Plan. Upon vesting, based on the conditions set forth in the award agreements, these units will be settled in shares of our common stock. We valued these units in accordance with the guidance set forth by FASB ASC Topic 718 – Compensation-Stock Compensation.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information with respect to all outstanding restricted stock and restricted stock units under our plans during the quarter ended March 31, 2012:

	Restricted Stock (Shares and Units in thousands)
	Shares	Weighted Average Grant-Date Fair Value Per Share	Units	Weighted Average Grant-Date Fair Value Per Share	Total
Outstanding as of December 31, 2011	1,797	$24.74	—	$—	1,797
Granted	—	—	1,317	8.63	1,317
Vested	(348)	24.99	—	—	(348)
Forfeited	(261)	24.70	(49)	8.63	(310)

Outstanding as of March 31, 2012	1,188	$24.67	1,268	$8.63	2,456

12. WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted net income per share for the quarters ended March 31, 2012 and 2011 were as follows:

	For the Quarters Ended March 31,
	2012	2011
	(Shares in thousands)
Basic common shares outstanding	66,844	76,139
Common stock equivalents	116	614

Diluted common shares outstanding	66,960	76,753

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive common shares outstanding is computed using the Treasury Stock Method and reflects the additional shares that would be outstanding if dilutive stock options were exercised and restricted stock and restricted stock units were settled for common shares during the period.

Certain unexercised stock option awards, unvested restricted stock and unvested restricted stock units are excluded from our computations of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive awards that were excluded from our computations of diluted earnings per share were 4.2 million and 2.5 million for the quarters ended March 31, 2012 and 2011, respectively.

In addition to the common stock issued upon the exercise of employee stock options and the granting of restricted stock, we issued less than 0.1 million shares for each of the quarters ended March 31, 2012 and 2011 upon the purchase of common stock pursuant to our employee stock purchase plan.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. SEGMENT REPORTING

The Company has six reporting segments. The reporting segments are described below.

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

Art & Design includes IADT, Harrington College of Design, Collins College and Brooks Institute schools. These schools offer academic programs primarily in the career-oriented disciplines of graphic design, web design and development, Internet marketing, information technology, retail merchandising and management, fashion design, game design, interior design, film and video production, photography and visual communications in a classroom, laboratory or online setting, as well as job training in the field of energy conservation.

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

Summary financial information by reporting segment is as follows:

	Revenue (1)		Operating Income (Loss) (1)
	For the Quarters Ended March 31,		For the Quarters Ended March 31,
	2012	2011	2012	2011
	(Dollars in thousands)
CTU	$99,915	$118,065	$19,045	$36,288
AIU	88,940	104,274	14,661	27,617
Health Education	91,225	116,309	(11,844)	11,630
Culinary Arts	63,546	91,773	(8)	13,767
Art & Design	47,668	64,600	(889)	10,395
International	42,829	36,815	13,125	9,755
Corporate and Other (2)	14	(136)	12,541	(577)

Total	$434,137	$531,700	$46,631	$108,875

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Total Assets as of (1)(3)
	March 31, 2012	December 31, 2011
	(Dollars in thousands)
CTU	$73,709	$74,648
AIU	70,566	73,090
Health Education	136,796	149,444
Culinary Arts	209,541	215,318
Art & Design	84,834	88,869
International	276,820	277,140
Corporate and Other	406,686	417,182
Discontinued Operations	20,308	20,429

Total	$1,279,260	$1,316,120

(1)	Revenue and operating income (loss) are presented above on a continuing operation basis. Total assets are presented on a consolidated basis with continuing and discontinued operations.
(2)	The first quarter of 2012 operating income includes a $19.0 million insurance recovery related to the settlement of claims under certain insurance policies. The first quarter of 2011 operating loss includes a $7.0 million insurance recovery related to previously settled legal matters and a $1.4 million gain on the sale of real estate.
(3)	Total assets do not include the following intercompany activity: receivable or payable activity between schools and corporate and investments in subsidiaries.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below contains “forward-looking statements,” as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations regarding our future growth, results of operations, cash flows, performance, business prospects, and opportunities, as well as assumptions made by, and information currently available to, our management. We have tried to identify forward-looking statements by using words such as “anticipate,” “believe,” “plan,” “expect,” “intend,” “project,” “will,” “potential” and similar expressions, but these words are not the exclusive means of identifying forward-looking statements. These statements are based on information currently available to us and are subject to various risks, uncertainties, and other factors, including, but not limited to, those matters discussed in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, that could cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities to differ materially from those expressed in, or implied by, these statements. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The MD&A is intended to help investors understand the results of operations, financial condition and present business environment. The MD&A is organized as follows:

•	2012 First Quarter Overview

•	Consolidated Results of Operations

•	Segment Results of Operations

•	Summary of Significant Accounting Policies and Estimates

•	Liquidity, Financial Position and Capital Resources

2012 FIRST QUARTER OVERVIEW

During the first quarter of 2012, the Company remained focused on three critical imperatives:

•	To resolve the current regulatory challenges within our career institutions,

•	To simplify the organization, and

•	To create advantage in the marketplace through differentiating our very strong education brands.

With respect to the current regulatory challenges, in the fourth quarter of 2011, we closed the internal investigation into our determination of placement rates. On May 3, 2012, we received notification from ACICS that it acted at its April 20, 2012 meeting to immediately vacate the show-cause directive with respect to our past determination of placement rates applicable to all 71 CEC campuses accredited by ACICS. This decision allows our campuses to request to submit new program applications for consideration by ACICS and may allow us to bring closure to other matters, including our OPEID (or Office of Postsecondary Education Identification) consolidation and ongoing inquiries from various state attorneys general. We continue to work with all of our campuses’ accrediting agencies and the Department of Education to bring our outstanding matters to resolution. See Note 8 “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements for further discussion.

ACICS also placed twenty-four additional ACICS accredited campuses that fell below ACICS’s 65% placement rate standard on increased levels of accreditation oversight, joining the thirty-six campuses already subject to this additional oversight. This additional oversight includes, depending on the degree such campuses fell below the agency’s 65% placement rate standard, more detailed or frequent reporting requirements, a corrective action plan, attendance by campus career service personnel at periodic workshops, additional requirements for new program and location approvals or on-site evaluations. Four of these campuses, International Academy of Design & Technology—Online, Sanford-Brown College—Indianapolis, Sanford-Brown College – Milwaukee and Sanford-Brown Institute—Landover, were placed on probation status due to placement rates at or below 40% for the period from July 1, 2010 through June 30, 2011. These four campuses in the aggregate contributed approximately 3.6% of the Company’s 2011 consolidated revenue. An institution on probation is obligated to demonstrate to ACICS that the conditions or circumstances which led to the imposition of probation have been corrected before probation will be lifted, in this case meaning an improvement in placement rates to a level acceptable to ACICS.

During the first quarter of 2012, we continued to take action towards improving the placement of our graduates. Those actions included adding over sixty career services personnel to the already three hundred sixteen personnel within our campuses. These individuals are focused on assisting our students with finding jobs following completion of their academic program. We also enhanced our tools and outreach resources made available to career services advisers, signed agreements with two career search providers, and lastly, increased our mailings and phone calls to businesses to develop relationships and determine what job openings they may have for our graduates. We believe these efforts will help improve the pace of placements for our graduates; however, the challenging employment environment remains. We came into 2012 with a slower than anticipated start to job placements for the 2011-2012 cohort. To the extent that we cannot place an adequate percentage of students in the future, we will cap student enrollments and/or teach students out of the respective program.

As part of resolving the current regulatory challenges facing the Company, we made changes to improve our 90/10 position across certain campuses. Those changes include the introduction of pre-enrollment testing, increasing tuition levels within all Health Education campuses, and for certain programs, instituting program caps and discontinuations.

In the first quarter of 2012, our simplification efforts included the continued centralization of certain functions, including admissions, financial aid and administrative support functions into our shared services organization, most notably within Health Education. We continue to seek opportunities across all of our ground campuses to leverage the use of shared services where possible. In addition, we intend to reduce the number of strategic business units from six to three: University, Career and International. We believe this action will provide additional opportunities to streamline non-student facing activities and foster greater alignment operationally. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, we created a new leadership position within the Company to oversee all of our career institutions within our Health Education, Culinary Arts and Art & Design segments. We expect to fill this position in the second quarter. As we progress through this reorganization, we will reassess the reporting segments for which the Company reports its results of operations.

Finally, as it pertains to the differentiation of our institutions, during the first quarter of 2012, CTU rolled out its “Are You In?” brand campaign and we began utilizing a number of new marketing and admissions initiatives, including social media and viral marketing within AIU. We remain committed to reduce the number of brands by which we operate over the next few years; focusing on those brands which can be more prominently established in the marketplace and more strongly differentiated.

We believe that executing against these imperatives will provide the platform for which to return our business to its historical growth trajectory over the long-term. However, in the near future, we continue to operate in a very challenging environment as new student demand continues to slow; new students become more hesitant to take on debt given the uncertainty in the labor market; we implement a number of program changes in response to the regulatory environment and our industry continues to remain in the forefront of negative publicity. All of these factors have negatively impacted our results of operations for the first quarter of 2012.

The impact of the factors noted above has been most notably felt within our domestic career institutions who collectively reported a thirty four percent decline in new student starts in the first quarter 2012 as compared to the prior year quarter. On a consolidated basis, the twenty-seven percent decline in new student starts coupled with a decline in average student population as compared to the prior year quarter resulted in an 18.3% decline in total revenue as compared to the prior year quarter. Operating income declined approximately $62.2 million as compared to the prior year quarter resulting from the decline in revenue. Our domestic career schools’ first quarter 2012 operating results as compared to the prior year quarter declined $48.5 million. A great deal of change and investment has been made into these schools, and as such, we currently anticipate that the combined group’s operating loss for 2012 will be between $100 and $120 million, excluding the impact of possible impairments, legal settlements and other unusual items.

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, our Art & Design and Health Education reporting units have elevated risk of goodwill impairment exposure due to the current regulatory environment and required changes that have been implemented in their business models. As of March 31, 2012, Art & Design and Health Education each had approximately $42 million of goodwill included within the unaudited consolidated balance sheet. In connection with our quarterly assessment of indicators of goodwill impairment, we concluded that as of March 31, 2012, there was not a significant event or circumstance which occurred in the first quarter which would indicate that the fair value of either of these reporting units would be below its respective carrying value. We will continue to monitor the operating results and cash flows of our reporting units on a quarterly basis for signs of possible declines in estimated fair value and goodwill impairment.

As we exit the first quarter of 2012, we remain focused on the Company’s mission of putting our students’ success first, and we believe we have a number of foundational steps in place to reposition the Company for the future.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters ended March 31, 2012 and 2011.

	For the Quarters Ended March 31,				% Change
	2012	% of Total Revenue	2011	% of Total Revenue	2012 vs. 2011
	(Dollars in thousands)
TOTAL REVENUE	$434,137		$531,700		-18.3%

OPERATING EXPENSES
Educational services and facilities	152,685	35.2%	165,631	31.2%	-7.8%
General and administrative:
Advertising	76,465	17.6%	74,035	13.9%	3.3%
Admissions	49,109	11.3%	50,831	9.6%	-3.4%
Administrative	79,640	18.3%	94,889	17.8%	-16.1%
Bad debt	9,418	2.2%	17,306	3.3%	-45.6%

Total general and administrative expense	214,632	49.4%	237,061	44.6%	-9.5%

Depreciation and amortization	20,106	4.6%	20,133	3.8%	-0.1%
Goodwill and asset impairment	83	0.0%	—	0.0%	N/A

OPERATING INCOME	46,631	10.7%	108,875	20.5%	-57.2%

PRETAX INCOME	46,864	10.8%	110,877	20.9%	-57.7%
PROVISION FOR INCOME TAXES	431	0.1%	40,282	7.6%	-98.9%

Effective tax rate	0.9%		36.3%

INCOME FROM CONTINUING OPERATIONS	$46,433	10.7%	$70,595	13.3%	-34.2%
INCOME FROM DISCONTINUED OPERATIONS, net of tax	5,643	1.3%	2,440	0.5%	131.3%

NET INCOME	$52,076	12.0%	$73,035	13.7%	-28.7%

Educational services and facilities expense includes costs directly attributable to the educational activity of our schools, including, among other things: (1) salaries and benefits of faculty, academic administrators, and student support personnel, (2) costs of educational supplies and facilities, including rents on school leases, certain costs of establishing and maintaining computer laboratories, costs of student housing, and owned and leased facility costs, and (3) certain student financing costs. Also included in educational services and facilities expense are costs of other goods and services provided by our schools, including, among other things, costs of textbooks, laptop computers, dormitory services, restaurant services, contract training and cafeteria services.

General and administrative expense includes salaries and benefits of personnel in corporate and school administration, marketing, admissions, financial aid, accounting, human resources, legal and compliance. Costs of promotion and development, advertising and production of marketing materials, occupancy of the corporate offices and bad debt expense are also included in this expense category.

Quarter Ended March 31, 2012 as Compared to Quarter Ended March 31, 2011

Revenue

Total revenue decreased $97.6 million, or 18.3% as compared to the prior year quarter as we experienced declines across all of our domestic segments, most notably within Culinary Arts and Health Education. Decreases in student population and new student starts as compared to the prior year quarter led to the decline in revenue, reflecting the continued reduction in new student interest. Additionally, Culinary Arts continued to experience lower revenue-per-student as compared to the prior year quarter due to the change in degree mix resulting from the business model changes that were implemented in the third quarter of 2011. International’s revenue increased 16.3% as compared to the prior year quarter, which includes $2.0 million in unfavorable effects of foreign currency exchange rates.

Educational Services and Facilities Expense

Educational services and facilities expense decreased $12.9 million, or 7.8% as compared to the prior year quarter. The decrease is mainly driven by lower student populations within our domestic institutions and changes made to the curriculum within both Art & Design and Culinary Arts which resulted in lower costs, including books and related supplies. We also experienced lower academic expense as we continue to closely monitor the variable costs while maintaining optimal student-teacher ratios. As a percentage of revenue, educational service and facilities expenses increased four hundred basis points as compared to the prior year quarter due to occupancy costs and the fixed nature of certain academic expenses.

General and Administrative Expense

General and administrative expense decreased $22.4 million, or 9.5% as compared to the prior year quarter, mainly due to decreases in administrative and bad debt expense. Administrative expense in the current year quarter included a $19.0 million insurance recovery recorded within Corporate and Other related to the settlement of claims under certain insurance policies. The prior year quarter administrative expense included a $7.0 million insurance recovery related to previously settled legal matters.

Bad debt expense incurred by each of our reportable segments during the quarters ended March 31, 2012 and 2011 was as follows:

	For the Quarters Ended March 31,
	2012	As a % of Segment Revenue	2011	As a % of Segment Revenue
	(Dollars in thousands)
Bad debt expense by segment:
CTU	$2,025	2.0%	$2,111	1.8%
AIU	2,241	2.5%	2,668	2.6%
Health Education	2,163	2.4%	2,196	1.9%
Culinary Arts	2,163	3.4%	7,563	8.2%
Art & Design	841	1.8%	2,436	3.8%
International	442	1.0%	283	0.8%
Corporate and Other	(457)	N/A	49	N/A

Total bad debt expense	$9,418	2.2%	$17,306	3.3%

Bad debt expense decreased $7.9 million as compared to the prior year quarter. As a percentage of revenue, bad debt expense decreased one hundred and ten basis points as compared to the prior year quarter, driven mainly by the decrease within Culinary Arts and Art & Design. The decline in bad debt expense within these segments is attributable to both the decline in revenue as compared to the prior year quarter, as well as the impact of our decision to no longer offer extended payment plans to students. Student receivables under extended payment plans have experienced lower repayment rates. As of March 31, 2012, the consolidated amount of outstanding student receivables, net of allowance for doubtful accounts, related to extended payment plans was $6.2 million.

Operating Income

Operating income decreased $62.2 million, or 57.2% as compared to the prior year quarter. The current year operating income includes an insurance recovery of $19.0 million related to the settlement of claims under certain insurance policies. The prior year quarter operating income included a $7.0 million insurance recovery related to the settlement of certain legal matters. The decline in revenues in the current year quarter across all of our domestic segments more than offset the decline in operating expenses, as we continue to experience the impacts of the deleveraging of our business.

Income from Discontinued Operations

In November 2011, we completed the sale of our Istituto Marangoni schools in Milan, Paris and London. Accordingly, the results of operations for those schools are now reported within discontinued operations. Prior period financial statements and the related notes herein, including segment reporting, have been recast to include the results of operations and financial position of Istituto Marangoni as a component of discontinued operations. See Note 4 “Discontinued Operations” of the notes to our unaudited consolidated financial statements.

Provision for Income Taxes

Our consolidated effective income tax rate for continuing operations was 0.9% for the quarter ended March 31, 2012, as compared to 36.3% for the quarter ended March 31, 2011. The effective tax rate for interim reporting purposes is calculated based upon the Company’s full-year projected results of operations. The current year effective tax rate is impacted by an increase in the percentage of operating income that our foreign and not-for-profit institutions will contribute to consolidated results, both of which reduce the consolidated effective tax rate. Additionally, the effective tax rate for the current year quarter is also impacted by a reduction in state income taxes due to the mix of earnings among states with different tax rates and various levels of operating income or loss within a given jurisdiction.

SEGMENT RESULTS OF OPERATIONS

The following tables set forth unaudited historical segment results for the periods presented. Results for the prior year quarter have been reclassified to be comparable to the current year presentation.

	For the Quarters Ended March 31,
	(Dollars in thousands)
	REVENUE			OPERATING INCOME (LOSS)		OPERATING MARGIN (LOSS)
	2012	2011	% Change	2012	2011	2012	2011
CTU	$99,915	$118,065	-15.4%	$19,045	$36,288	19.1%	30.7%
AIU	88,940	104,274	-14.7%	14,661	27,617	16.5%	26.5%
Health Education	91,225	116,309	-21.6%	(11,844)	11,630	-13.0%	10.0%
Culinary Arts	63,546	91,773	-30.8%	(8)	13,767	0.0%	15.0%
Art & Design	47,668	64,600	-26.2%	(889)	10,395	-1.9%	16.1%
International	42,829	36,815	16.3%	13,125	9,755	30.6%	26.5%
Corporate and Other	14	(136)		12,541	(577)

Total	$434,137	$531,700	-18.3%	$46,631	$108,875	10.7%	20.5%

	NEW STUDENT STARTS			STUDENT POPULATION
	For the Quarters Ended March 31,			As of March 31,
	2012	2011	% Change	2012	2011	% Change
CTU	5,820	7,440	-22%	24,500	29,100	-16%
AIU	6,640	8,660	-23%	18,900	22,500	-16%
Health Education	5,490	9,140	-40%	22,900	31,300	-27%
Culinary Arts	3,160	3,560	-11%	12,600	13,500	-7%
Art & Design	1,240	2,240	-45%	9,000	11,900	-24%
International	740	790	-6%	8,000	8,900	-10%

Total	23,090	31,830	-27%	95,900	117,200	-18%

Quarter Ended March 31, 2012 as Compared to the Quarter Ended March 31, 2011

CTU. Current quarter revenue decreased $18.2 million as compared to the prior year quarter primarily due to declining student population levels throughout the prior year. The continued decline in new student interest in the first quarter of 2012 as compared to the prior year quarter contributed to the decline in new student starts.

Current quarter operating income decreased $17.2 million as compared to the prior year quarter. Operating margin declined from 30.7% to 19.1% resulting from the decrease in revenue without a corresponding decrease in operating expenses. During the first quarter of 2012, CTU launched its new brand campaign which resulted in an additional $4.0 million of advertising expense as compared to the prior year quarter.

AIU. Current quarter revenue decreased $15.3 million as compared to the prior year quarter resulting from a combination of the overall decline of new student interest and a change in curriculum structure resulting in students taking fewer credit hours each session. Student population decreased approximately 16% as compared to the prior year quarter due to lower beginning student population and the decline in new student starts.

Current quarter operating income decreased by $13.0 million, as the decrease in revenue was only partially offset by the overall decrease in operating expenses.

Health Education. Revenue decreased $25.1 million, or 21.6% as compared to the prior year quarter driven by the decrease in student population. The continued decline in new student interest across the industry contributed to the decrease in new student starts as compared to the prior year quarter. In addition, initiatives such as the implementation of new entrance requirements and the capping of enrollment of certain programs to help ensure better student outcomes contributed to the decline in student population and new student starts as compared to the prior year quarter.

The current year quarter resulted in an operating loss of $11.8 million, as compared to operating income of $11.6 million in the prior year quarter. The decrease in revenue was only partially offset with a decrease in overall operating expenses. The first quarter of 2012 included approximately $1.3 million in severance expense related to the decision to centralize certain functions into our existing shared services organization, including financial aid and certain admissions processes.

Culinary Arts. Current quarter revenue decreased approximately $28.2 million as compared to the prior year quarter. This decrease was mainly due to a decrease in revenue-per-student primarily due to a change in the mix of students as more students participate in the certificate program versus the associate program. The certificate program generates lower revenue-per-student as compared to the associate program. Additionally, the 11% decrease in new student starts contributed to the 7% decrease in student population as compared to the prior year quarter.

The current year quarter resulted in an operating loss of less than $0.1 million, as compared to operating income of $13.8 million in the prior year quarter. The overall decrease in operating expenses driven by lower bad debt and academic expenses was more than offset by the decrease in revenue as compared to the prior year quarter.

Art & Design. Current quarter revenue decreased $16.9 million as compared to the prior year quarter. A 45% decrease in new student starts drove student population down by 24% as compared to the prior year quarter. The decrease in new student starts resulted from the continued decline in new student interest.

A decrease in total operating expenses across most expense categories due to cost control efforts was more than offset by the decline in revenue as compared to the prior year quarter, resulting in an operating loss of $0.9 million for the current year quarter.

International. Current quarter revenue increased $6.0 million, or 16.3% as compared to the prior year quarter driven by higher revenue-per-student resulting from tuition increases implemented during the fourth quarter of 2011, as well as higher average student population. Student population as of March 31, 2012 decreased

10% as compared to the prior year quarter, due to the timing of the completion of certain programs as compared to the prior year. In addition, revenue was negatively impacted by $2.0 million due to unfavorable foreign currency exchange rates. Excluding the impact of unfavorable foreign currency exchange rates, revenue would have increased approximately $8.0 million, or 21.6 % as compared to the prior year quarter.

Operating income increased $3.4 million, or 34.5% as compared to the prior year quarter. The increase in revenue was partially offset with higher operating expenses, primarily academic expenses. The increase in academic expenses is driven by increased student population, as well as continued investments being made at certain institutions within INSEEC Group as we prepare to seek internationally recognized programmatic accreditation. Operating income was negatively impacted by $0.6 million due to unfavorable foreign currency exchange rates.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire Company. Corporate and Other costs decreased $13.1 million as compared to the prior year quarter. The current quarter included an insurance recovery of $19.0 million related to the settlement of claims under certain insurance policies. The prior year quarter included $7.0 million insurance recovery related to previously settled legal matters and a $1.4 million gain on the sale of real estate.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

A detailed discussion of the accounting policies and estimates that we believe are most critical to our financial condition and results of operations that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties is included under the caption “Summary of Significant Accounting Policies and Estimates” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2011. Note 2 “Summary of Significant Accounting Policies” of the notes to our consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2011 also includes a discussion of these and other significant accounting policies.

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of March 31, 2012, cash, cash equivalents and short-term investments totaled $389.9 million. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We finance our operating activities and our organic growth primarily through cash generated from operations. We finance acquisitions primarily through funding from credit facility borrowings and cash generated from operations. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations, existing cash balances, and, if necessary, borrowings under our existing credit agreement.

Included in cash and cash equivalents within our consolidated balance sheets are amounts related to certain of our European campuses that are operated as not-for-profit schools. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. The amount of not-for-profit cash and cash equivalents with restrictions was $73.4 million and $74.5 million at March 31, 2012 and December 31, 2011, respectively. Restrictions on these cash balances have not affected, nor do we believe that such restrictions will affect, our ability to fund our daily operations.

As of March 31, 2012 and December 31, 2011, our foreign subsidiaries held cash and cash equivalents and short-term investments of approximately $151.1 million and $156.0 million, respectively. We have not provided for additional U.S. income taxes on approximately $126.2 million of foreign subsidiary earnings as these earnings are considered permanently invested in those businesses. Such earnings could become taxable upon sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation of cash balances. In connection with our sale of the Istituto Marangoni schools in the fourth quarter of 2011, we plan to repatriate approximately $45.4 million in the first half of 2012. We currently have no further plans to repatriate cash and cash equivalents and short-term investments held by our foreign subsidiaries because we plan to reinvest such cash and cash equivalents and short term investments to support our operations and continued growth plans outside the United States through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of these operations. Further, we do not currently forecast a need for these funds in the United States because the Company’s U.S. operations are supported by the cash generated by its U.S. operations.

At March 31, 2012, approximately $238.8 million of our total cash and cash equivalents and short-term investments were held by our U.S. operations. The Company would only plan on repatriating the remaining foreign cash when it would be tax efficient through the utilization of foreign tax credits, when earnings qualify as previously taxed income, upon material changes in U.S. or foreign tax laws related to repatriation, upon divestiture of the related asset, or in the event of a material domestic capital requirement.

Sources and Uses of Cash

Operating Cash Flows

During the quarters ended March 31, 2012 and 2011, net cash flows provided by operating activities totaled $17.4 million and $59.7 million, respectively.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students finance tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, school payment plans, private and institutional scholarships and cash payments. For the quarters ended March 31, 2012 and 2011, approximately 81.3% and 83.6%, respectively, of our U.S. schools’ cash receipts from tuition payments come from Title IV Program funding.

For further discussion of Title IV Program funding and alternative private loan funding sources for our students, see “Student Financial Aid” in Part I, Item 1 “Business,” of our Annual Report on Form 10-K.

Our primary uses of cash to support our operating activities include, among other things, cash paid to employees for services, to vendors for products and services, to lessors for rents and operating costs related to leased facilities, to suppliers for textbooks and other school supplies, and to federal, state and local governments for income and other taxes.

Although we anticipate that we will be able to satisfy cash requirements for working capital needs, capital expenditures, and commitments through at least the next year primarily with cash generated by our operations, existing cash balances and, if necessary, borrowings under our existing credit agreement, we are not able to assess the effect of loss contingencies on future cash requirements and liquidity. See Note 8 “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements.

Investing Cash Flows

During the quarters ended March 31, 2012 and 2011, net cash flows used in investing activities totaled $15.7 million and $21.8 million, respectively.

Capital Expenditures. Capital expenditures decreased $11.5 million, or 48.3% from $23.8 million during the quarter ended March 31, 2011, to $12.3 million during the quarter ended March 31, 2012. Capital expenditures represented 2.8% and 4.4% of total revenue of continuing and discontinued operations during the quarters ended March 31, 2012 and 2011, respectively. Capital expenditures were higher in the prior year due to the increased investment related to opening our new campus support center, as well as higher expenditures within our Health Education segment.

Earnout Payments. Effective August 31, 2009, we acquired the outright rights to the Le Cordon Bleu (“LCB”) brand in the education services field for the U.S. and Canada. The purchase price for the brand rights consisted of $25.0 million in cash funded from operations, 3.0 million shares of our common stock valued at $71.3 million as of the closing date and originally estimated $43.0 million of earnout payments over a 30-month period. As of March 31, 2012, we have paid approximately $38.1 million in earnout payments since acquisition of the brand rights. Our final earnout payment of approximately $2.3 million was paid in April 2012.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash inflow of $0.1 million and a net cash outflow of $0.2 million during the quarters ended March 31, 2012 and 2011, respectively.

Proceeds on the Sale of Assets. During the quarter ended March 31, 2011, we received $6.3 million in gross proceeds in connection with the sale of property located in California.

Financing Cash Flows

During the quarters ended March 31, 2012 and 2011, net cash flows used in financing activities totaled $56.5 million and $89.1 million, respectively.

Credit Agreement. As of March 31, 2012, we had no borrowings and $6.7 million of letters of credit outstanding under our U.S. Credit Agreement. Our U.S. Credit Agreement provides for borrowings up to $185.0 million and includes certain financial covenants. As of March 31, 2012, we are in compliance with these covenants. Our U.S. Credit Agreement expires on October 31, 2012. Due to the economic uncertainty in the U.S., the industry in which we operate and our reduced level of anticipated operating income from previous years, we cannot predict with certainty whether this agreement will be renewed, or if renewed, whether the terms or borrowing capacity will be as favorable as the prior agreement. We anticipate that our anticipated operating income in 2012 may result in our failure to satisfy certain existing financial covenants if those covenants are not waived or modified.

Repurchases of Stock. During the quarter ended March 31, 2012, we repurchased 6.1 million shares of our common stock for approximately $56.4 million at an average price of $9.29 per share. During the quarter ended March 31, 2011, we repurchased approximately 4.1 million shares of our common stock for approximately $89.9 million at an average price of $21.69 per share. Repurchases of stock during 2012 and 2011 were funded by cash generated from operating activities.

As of March 31, 2012, approximately $183.3 million was available under our authorized stock repurchase program to repurchase outstanding shares of our common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Contractual Obligations

As of March 31, 2012, there were no significant changes to our contractual obligations from December 31, 2011, except as discussed below. We are not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

Acquisition of Everblue Training Institute. The estimated earnout obligation related to our 2011 acquisition of Everblue Training Institute is approximately $1.6 million as of March 31, 2012 and is recorded as compensation expense in our unaudited consolidated results of operations, of which approximately $1.3 million was recognized during the first quarter of 2012. See Note 5 “Business Acquisition” of the notes to our unaudited consolidated financial statements.

Changes in Financial Position—March 31, 2012 compared to December 31, 2011

Selected consolidated balance sheet account changes from December 31, 2011 to March 31, 2012 were as follows:

	As of
	March 31, 2012	December 31, 2011	% Change
	(Unaudited)
	(Dollars in thousands)
ASSETS
CURRENT ASSETS:
Receivables, other, net	19,689	2,914	576%
Prepaid expenses	69,199	62,399	11%

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Deferred tuition revenue	122,496	144,947	-15%

STOCKHOLDERS’ EQUITY:
Cost of shares in treasury	(213,943)	(156,275)	37%

Receivables, other, net: The increase is primarily due to an insurance recovery related to the settlement of claims under certain insurance policies recorded within Corporate and Other in the first quarter of 2012.

Prepaid expenses: The increase is primarily due to the timing of income tax payments.

Deferred tuition revenue: The decrease is driven by the overall decline in revenue across our domestic segments, as well as the timing of billing for our International segment.

Cost of shares in treasury: The increase in cost of shares in treasury was driven by the repurchase of common shares during the first quarter of 2012.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We use various techniques to manage our market risk, including, from time to time, the use of derivative financial instruments. We do not use derivative financial instruments for speculative purposes.

Our municipal bond investments are auction rate securities (“ARS”) which generally have stated terms to maturity of greater than one year. We classify investments in ARS on our consolidated balance sheets within other non-current assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continue to accrue interest and are auctioned on a set interval until the auction succeeds, the issuer calls the securities, or they mature. As of March 31, 2012, we have determined these investments are at risk for impairment due to the nature of the liquidity of the market over the past year. As a result, we recorded a cumulative unrealized loss reflected within other comprehensive income (loss) on our consolidated balance sheet of approximately $0.7 million as of March 31, 2012.

Interest Rate Exposure

Any outstanding borrowings under our credit agreement bear annual interest at fluctuating rates as determined by the Prime Rate or the London Interbank Offered Rate (LIBOR). As of March 31, 2012 and December 31, 2011, we had no outstanding borrowings under this agreement.

Our investments and debt instruments are recorded at their fair values as of March 31, 2012 and December 31, 2011. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

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

As a percentage of total continuing operations for the quarter ended March 31, 2012, our international operations represented approximately 10% of revenue and 28% of operating income. Total assets of our international operations represent approximately 22% of consolidated assets as of March 31, 2012. Our current quarter results included an unfavorable impact of foreign currency exchanges rates of $2.0 million and $0.6 million related to revenue and operating income, respectively, versus the prior year. As our international operations contribute a larger percentage to our consolidated results of operations, our exposure to foreign currency exchange rate fluctuations will increase.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, the reader should carefully consider the factors discussed in Part I, Item 1A “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 27, 2012. We have updated and restated certain of those risk factors as set forth below. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Risks Related to the Highly Regulated Field in Which We Operate

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

Effective July 1, 2008, the annual unsubsidized Stafford loans available for undergraduate students was increased by $2,000. The Higher Education Opportunity Act (“HEOA”) provided temporary 90-10 Rule relief from this increase by permitting institutions to count the additional $2,000 in Stafford loans dispersed before July 1, 2011 as revenue not derived from Title IV Programs. Several factors have adversely affected our schools’ ability to comply with the 90-10 Rule, including: the increase in Title IV Program aid availability, the expiration of the temporary relief in the HEOA with respect to unsubsidized Stafford loans as of July 1, 2011, budget-related reductions in state grant and workforce training programs and other alternative funding sources that have historically helped schools in our industry to comply with the 90-10 Rule, plus the impact of ED’s program integrity regulations. These factors have negatively impacted our schools’ 90-10 rates in 2011 and we expect this to continue in 2012 as compared to our historical rates. In addition, there is a lack of clarity regarding some of the technical aspects of the calculation methodology under the 90-10 Rule, which may lead to regulatory action or investigations by ED. Changes in, or new interpretations of, the calculation methodology under the 90-10 Rule could further significantly impact our compliance with the 90-10 Rule, and any review or investigation by ED involving us could require a significant amount of resources.

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

Because of the increases in Title IV Program student loan limits and grants in recent years, we believe that many proprietary institutions are experiencing difficulty with respect to 90-10 Rule compliance. In our view, one potential unintended consequence of this pressure is higher tuition rates. This is because one of the more effective methods of reducing the 90-10 Rule percentage is to increase tuition prices above the applicable maximums for Title IV Program student loans and grants, requiring students to seek other sources of funding to pay eligible tuition and fees in order to reduce the percentage of revenue from Title IV sources. However, this consequence directly undermines ED’s interest in promoting affordable postsecondary education. Although modification of the rule could limit this undesirable impact on tuition, there is no assurance that Congress will address this problem by modifying the rule or will address it in a manner that timely and favorably impacts compliance by our institutions. We have begun adjusting tuition at several of our campuses and programs that are under pressure to comply with the 90-10 Rule, which could adversely affect our enrollment, our cohort default rates and gainful employment metrics.

We have calculated on a preliminary basis that, for our 2011 fiscal year, our institutions’ 90-10 Rule percentages ranged from approximately 61.1% to 94.5%. On February 14, 2012, we notified ED that we believe six of our OPEIDs had 90-10 Rule percentages above 90% for the 2011 fiscal year. These six institutions were our Sanford-Brown College institutions in Atlanta, GA, Boston, MA, Farmington, CT, Fenton, MO and McLean, VA as well as Missouri College, Brentwood, MO. The Sanford-Brown College institution in Atlanta, GA includes nine additional locations (Columbus, OH; Austin, TX; Houston, TX; Houston/North Loop, TX; and Middleburg Heights, OH; Sanford-Brown Institute, Ft. Lauderdale, FL; Landover, MD; New York, NY; and Trevose, PA) and the Sanford-Brown College institution in Fenton, MO includes one additional location (St. Peters, MO). These six OPEIDs contributed approximately $180 million of 2011 revenues and $12 million of operating income.

The six institutions that exceeded the 90-10 Rule limit in 2011 were placed on provisional certification for two years in accordance with the rule’s requirements. While ED has broad discretion to impose additional sanctions on these institutions, there is only limited precedent available to predict what those sanctions might be, particularly in the current regulatory environment. ED could specify a wide range of additional conditions as part of the provisional certification and the institutions’ continued participation in Title IV Programs. These conditions may include, among other things, restrictions on the total amount of Title IV Program funds that may be distributed to students attending the institutions; restrictions on programmatic and geographic expansion; requirements to obtain and post letters of credit; and additional reporting requirements to include additional interim financial or enrollment reporting. Should an institution become subject to such provisional certification at the time that its program participation agreement expires, the effect on the institution’s recertification or its continued eligibility to participate in Title IV Programs pending recertification is uncertain. Any of our institutions that derive more than 90% of its revenue from Title IV Programs for two consecutive fiscal years will lose their eligibility to participate in Title IV Programs for at least two fiscal years. In such event, such institutions’ operating and financial results would be materially adversely affected.

Any necessary further efforts to reduce the 90-10 Rule percentage for our institutions, especially if the percentage exceeds 90% for a fiscal year, may involve taking measures that involve interpretations of the 90-10 Rule that are uncertain and without precedent, reduce our revenue, increase our operating expenses (or any or all of the foregoing, in each case perhaps significantly. If the 90-10 Rule is not changed to provide relief for proprietary institutions, we may be required to make structural changes to our business in order to remain in compliance, which changes may materially alter the manner in which we conduct our business and materially and adversely impact our business, financial condition, results of operations and cash flows. Furthermore, these required changes could make more difficult our ability to comply with other important regulatory requirements, such as the cohort default rate regulations.

Our U.S. schools may lose their eligibility to participate in Title IV Programs if their student loan cohort default rates are greater than the standards set by ED.

To remain eligible to participate in Title IV Programs, our schools must maintain student loan cohort default rates below specified levels. ED calculates an educational institution’s cohort default rate annually as a measure of administrative capability. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30). The currently applicable cohort default rate for each cohort is the percentage of the students in the cohort who default on their student loans prior to the end of the following federal fiscal year, which represents a two-year measuring period. The cohort default rates are published by ED approximately 12 months after the end of the measuring period. Thus, in September 2011, ED published the two-year cohort default rates for the 2009 cohort, which measured the percentage of students who first entered into repayment during the federal fiscal year ended September 30, 2009 and defaulted prior to September 30, 2010. As discussed below, the measurement period for the cohort default rate has increased to three years starting with the 2009 cohort, and the three-year cohort default rates for the 2009 cohort were issued by ED in draft form in the first quarter of 2012 and are expected to be published in final form by ED in September 2012.

If an educational institution’s two-year cohort default rate exceeds 10% for any one of the three preceding years, it must delay for 30 days the release of the first disbursement of U.S. federal student loan proceeds to first time borrowers enrolled in the first year of an undergraduate program. As a matter of regular practice, all of our institutions have implemented a 30-day delay for such disbursements. If an institution’s two-year cohort default rate exceeds 25% for three consecutive years or 40% for any given year, it will become ineligible to participate in Title IV Programs and, as a result, its students would not be eligible for federal student financial aid. See Part I, Item 1. Business, of our Annual Report on Form 10-K for a table listing each of our educational institution’s two-year cohort default rates for 2007, 2008 and 2009, and see our Current Report on Form 8-K dated February 27, 2012 (which was filed with the Securities and Exchange Commission on March 2, 2012) for draft 2010 two-year cohort default rates. The cohort default rates of our schools have been increasing over the past several years and we believe this is due to the challenging economic climate and changes in the manner in which student loans are serviced.

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

In the first quarter of 2012, ED issued more authoritative three-year cohort default rates for students who entered repayment on their loans between October 2008 and September 2009, but these are “draft” rates, which schools will be able to challenge in certain ways, and will not be official cohort default rates until issued sometime in the fall of 2012.

A listing of the draft 2009 and trial 2006-2008 three-year cohort default rates for each of our main and additional (branch) campus locations for regulatory purposes is provided in the following table:

	Cohort Default Rate (3 year trial rate)
School, Main Campus Location (Additional locations as defined by accreditors are in parentheses)	2009 (Draft)	2008	2007	2006
American InterContinental University
Schaumburg, IL (Online) (Atlanta, GA; Weston, FL; Houston, TX; London, England)	27.9%	21.5%	19.7%	16.2%

Briarcliffe College
Bethpage, NY (Patchogue, NY)	21.6%	20.7%	17.1%	14.7%

Brooks Institute
Santa Barbara, CA	17.4%	12.2%	6.7%	4.2%

Brown College
Mendota Heights, MN (Brooklyn Center, MN)	21.5%	12.8%	14.9%	14.1%

California Culinary Academy
San Francisco, CA	20.3%	15.4%	9.4%	9.4%

Colorado Technical University
Colorado Springs, CO (Denver, CO; North Kansas City, MO; Sioux Falls, SD; Online)	25.4%	23.1%	22.3%	23.8%

Harrington College of Design
Chicago, IL	12.5%	12.0%	7.7%	5.3%

International Academy of Design & Technology
Chicago, IL (Troy, MI; Schaumburg, IL; Nashville, TN; Collins College; Phoenix, AZ)	29.2%	22.6%	15.7%	17.0%
Tampa, FL (Orlando, FL; Henderson, NV; Sacramento, CA; San Antonio, TX; Seattle, WA; Online; Le Cordon Bleu College of Culinary Arts Orlando, FL; Sanford-Brown College, Portland, OR)	27.3%	20.2%	17.2%	15.2%

Le Cordon Bleu College of Culinary Arts
Austin, TX (Dallas, TX; Sacramento, CA; Seattle, WA; and St. Peters, MO; Sanford-Brown College, Collinsville, IL and Hazelwood, MO)	27.8%	22.0%	13.3%	19.8%
Pasadena, CA (Hollywood, CA; Sanford-Brown College, Dearborn, MI; Grand Rapids, MI; Hillside, IL; Indianapolis, IN; Phoenix, AZ; Tinley Park, IL; and Skokie, IL; Sanford-Brown Institute, Orlando, FL)	21.3%	14.9%	8.4%	11.1%
Portland, OR (Tucker, GA; Mendota Heights, MN)	24.2%	19.8%	12.5%	14.6%
Scottsdale, AZ (includes Online) (Las Vegas, NV)	26.5%	20.0%	17.0%	16.6%

Le Cordon Bleu College of Culinary Arts in Chicago
Chicago, IL	28.8%	18.6%	12.1%	15.3%

Le Cordon Bleu Institute of Culinary Arts
Pittsburgh, PA (Le Cordon Bleu College of Culinary Arts, Inc., a private two year college (Cambridge, MA); Le Cordon Bleu College of Culinary Arts, Miramar, FL)	23.7%	19.7%	15.6%	15.7%

Missouri College
Brentwood, MO	22.3%	20.0%	16.4%	16.9%

Sanford-Brown College
Atlanta, GA (Columbus, OH; Houston, TX; Houston/North Loop, TX; and Middleburg Heights, OH; Sanford-Brown Institute, Austin, TX; Ft. Lauderdale, FL; Landover, MD; New York, NY; and Trevose, PA)	29.0%	24.7%	20.8%	21.4%
Boston, MA (Sanford-Brown College, Inc., a private two-year college)	26.4%	27.4%	24.6%	23.8%
Dallas, TX (San Antonio, TX; Sanford-Brown Institute, Garden City, NY)	25.0%	27.2%	19.7%	18.3%
Farmington, CT	22.0%	28.5%	24.9%	17.4%
Fenton, MO (St. Peters, MO)	27.1%	20.9%	23.0%	20.2%
McLean, VA	31.5%	25.4%	25.3%	27.4%

Sanford-Brown Institute
Jacksonville, FL (Iselin, NJ; Tampa, FL; Sanford-Brown College, West Allis, WI)	27.8%	20.5%	20.5%	16.3%
Pittsburgh, PA (Pittsburgh, PA)	24.8%	15.4%	22.3%	20.7%
White Plains, NY	28.7%	22.1%	24.6%	25.5%

SBI Campus - an Affiliate of Sanford-Brown
Melville, NY (Sanford-Brown Institute, Cranston, RI)	27.0%	18.6%	21.9%	21.0%

The U.S. Congress commenced hearings and other examinations of the proprietary educational sector that have resulted in adverse publicity for the proprietary postsecondary education sector and could result in legislation, ED rulemaking, restrictions on Title IV Program participation by proprietary schools, litigation or other actions that may materially and adversely affect our business.

In 2010, Congressional committees commenced a series of hearings into the proprietary postsecondary education sector, including accreditation matters, student debt, student recruiting, student success and outcomes and other matters. These and other hearings and roundtables are ongoing. This has led to the release of various governmental reports and negative publicity about these topics (and in particular student debt); information requests to 30 companies operating proprietary schools (including us and other proprietary publicly traded companies providing postsecondary education services); and a request to the Government Accountability Office (“GAO”) to conduct a review and prepare a report with recommendations regarding various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions’ revenue is composed of Title IV Program and other federal funding sources.

In addition, various members of Congress have recently proposed legislation to, among other things: remove the provision that prevents borrowers from discharging student loan debt in bankruptcy; move educational benefits for military personnel into the 90 portion of the calculation of the 90-10 Rule; place more restrictions and requirements on proprietary schools in serving military personnel; and prevent the use of federal funding or military educational benefits for advertising, marketing or recruiting. Further, President Obama signed an executive order on April 27, 2012 aimed at providing military personnel, veterans and their family members with the resources they need to make an informed choice about their education prospects and other protections.

These activities may lead to adverse legislation, additional new ED or other regulatory requirements, additional negative media coverage, federal or other investigations of the proprietary postsecondary education industry, or third-party litigation related to information arising from these activities, which may affect our participation in Title IV Programs or other aspects of our business. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”) created the Consumer Financial Protection Bureau (“CFPB”) to implement various federal consumer financial laws, and granted direct supervisory authority to the CFPB over, among others, providers of private education loans as that term is defined in the Truth in Lending Act. Dodd-Frank also expands existing prohibitions against unfair or deceptive practices in the Federal Trade Commission Act to prohibit abusive practices.

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

If any laws or regulations are adopted that limit or terminate our participation in Title IV Programs or the amount of student financial aid for which our students are eligible, our business could be adversely and materially impacted. Congressional action could also require us to modify our practices in ways that could increase our administrative costs and reduce our operating income.

If Congress significantly reduced the amount of available Title IV Program funding, we would attempt to arrange for alternative sources of financial aid for our students, which may include lending funds directly to our students, but private sources would not be able to provide as much funding to our students on as favorable terms as is currently provided by Title IV. In addition, the future impact of the CFPB and Dodd-Frank on student lending activities is unclear, private organizations could require us to guarantee all or part of this assistance and we might incur other additional costs. For these reasons, private, alternative sources of student financial aid would only partly offset, if at all, the impact on our business of reduced Title IV Program funding.

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

We have received all the requisite approvals and acknowledgements to proceed with the consolidation from our state regulators and institutional accreditor and are awaiting approval of our application from ED. On December 27, 2011 we received a letter from ED requesting all of our regulatory correspondence with all state agencies and accreditors dating back to June 30, 2010. We have continued to provide this information to ED on a monthly basis. ED noted in its request that it would defer any final approval of our application for the consolidation pending its review of the materials provided. Because the consolidation did not occur prior to the end of fiscal 2011, we will again prepare separate Title IV Program compliance audits and report separate compliance metrics for each of our affected OPEIDs for fiscal 2011. As previously noted, we have reported to ED that we believe six of our OPEIDs that are part of the outstanding consolidation application did not satisfy the 90-10 Rule in 2011. In addition, three of the campuses recently placed on probation status by ACICS due to low placement rates are part of the application. It is unclear what impact this will have on ED’s review of our application or the terms of any approval of the consolidated group of schools. It is also unclear what the impact would be on our consolidation application or the terms of any approval on the consolidated group of schools if one or more of the OPEIDs we are consolidating were to fail to meet other regulatory requirements or have a material compliance issue arise in its audit for fiscal 2011. We would expect ED to review any such situation based on the particular facts and circumstances, and there could be an adverse impact on the consolidated institution or ED’s decision to approve the application.

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

The ACICS placement rate standard for the 2010-2011 cohort was 65%. ACICS has announced a new tiered standard for the 2011-2012 cohort that has different levels of required remediation for institutional placement rates below 64%, 58% and 47%, respectively. It will also begin evaluating placement rates at the program level and applying associated remedial actions. At its April 2012 meeting, ACICS reviewed information it had requested of the Company regarding the annual placement rates for the period from July 1, 2010 through June 30, 2011, which included the results of placement re-verifications by an independent third party. Based on ACICS’ interpretation of this information, 24 additional ACICS accredited campuses fell below ACICS’s 65% placement rate standard and are subject to increased levels of accreditation oversight, joining the 36 campuses already subject to this additional oversight. This oversight includes, depending on the degree such campuses fell below the 65% placement rate standard, more detailed or frequent reporting requirements, a placement improvement plan, attendance by campus career service personnel at periodic workshops, additional requirements for new program and location approvals or on-site evaluations. Four of these campuses were placed on probation status due to placement rates at or below 40% for the period from July 1, 2010 through June 30, 2011. An institution is obligated to demonstrate to ACICS that the conditions or circumstances which led to the imposition of probation have been corrected before probation will be lifted, in this case meaning an increase in placement rates to a level acceptable to ACICS. If placement rates at these campuses do not improve, ACICS may initiate accreditation proceedings such as a show-cause directive, an action to defer or deny action related to an institution’s application for a new grant of accreditation or an action to suspend an institution’s accreditation.

As previously disclosed, at the direction of the Company’s Board of Directors, an independent internal investigation was conducted into the determination of placement rates at the Company’s Health Education segment schools as well as a review of such practices at all of its other schools. The Company has reported the results of this investigation to relevant regulatory and accrediting bodies, as appropriate. In addition, prior to ACICS’ April 2012 meeting, all CEC schools accredited by ACICS were subject to a show-cause directive related to the adequacy of the Company’s administrative practices and controls relative to its determination of job placement rates prior to the reporting of those rates to ACICS. Other regulators have inquired about the basis and status of the ACICS show-cause directive and we continue to respond to all requests for information. We cannot predict the outcome of these requests and whether they will lead to any proceedings which may have a negative impact on any of our accreditations.

In June 2011, Briarcliffe College’s accrediting agency, Middle States Commission on Higher Education (“Middle States”), took action to continue the school’s accreditation for a period not to exceed one year. Briarcliffe has advised Middle States of the NYAG investigation and our investigation into our determination of reported student placement rates. As directed, Briarcliffe submitted a Monitoring Report to Middle States on March 1, 2012 to provide a status update on the NY AG investigation and also hosted a Middle States visit on April 13, 2012 focused on areas raised in the NY AG subpoena. The visiting team affirmed that Briarcliffe continued to meet the requirements of affiliation and standards of accreditation that were under review. The recommendations and findings of the visiting team are not binding on Middle States and it is expected to reach a decision on Briarcliffe’s re-accreditation at its next scheduled meeting in June 2012.

On November 28, 2011, Brown College—Mendota Heights received a show-cause directive from its primary institutional accreditor, ACCSC, related to student achievement. Brown College submitted its response to the show-cause directive on February 6, 2012 that will be considered at the ACCSC commission meeting in May 2012.

If more of our schools or programs were to be placed on probationary accreditation status or failed to qualify for or maintain accreditation, we may experience additional adverse publicity, impaired ability to attract and retain students and substantial expense to obtain unqualified accreditation status. Any final loss of institutional accreditation after exhaustion of the administrative agency processes would result in a loss of Title IV Program funds for the affected school and its students. Such events could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Our largest institutions are institutionally accredited by The Higher Learning Commission (“HLC”) of the North Central Association of Colleges and Schools, one of the six regional accrediting agencies recognized by ED. Almost all of our nationally accredited institutions are institutionally accredited by ACICS and several are jointly accredited by ACCSC and ACICS. Only the Le Cordon Bleu Institute of Culinary Arts campus in Pittsburgh, Pennsylvania is accredited only by ACCSC and is currently in the process of teaching out its programs. Accreditation by an accrediting agency recognized by the U. S. Department of Education is required in order for an institution to become and remain eligible to participate in Title IV programs and HLC, ACICS and ACCSC all satisfy this requirement. In January of 2009, after receiving an Alert Memorandum from the Office of Inspector General, Department staff conducted a review of HLC and developed in partnership with the agency a corrective action plan to address concerns raised by the Inspector General, including concerns about the agency’s review of credit hours among its member institutions. As part of the corrective action plan, the agency was required to file interim reports with the National Advisory Committee on Institutional Quality and Improvement, which they did at the December 2010 and December 2011 meetings of the Advisory Board. In addition, the agency is in the process of adopting new standards for accreditation that address, among other things, the requirements of the new Program Integrity regulations regarding credit hour calculations. As evidence of continuing scrutiny of its recognized accreditors, at the June 2011 meeting of NACIQI, ACICS was one of four out of seven agencies that had applied for a five-year recognition, but instead received only a one year extension of their recognition during which time the agency must come into full compliance with all of the Department’s accreditation standards.

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

Most of our campuses are required to achieve minimum placement standards which may be difficult to achieve.

Our national accreditors, some programmatic accreditors and some state licensing bodies require our campuses and/or programs to achieve placement rates of between 60 and 80% within limited time periods after students have graduated. During this protracted period of economic slowdown and high unemployment across the U.S., job prospects for many college graduates, regardless of the institution they attend or the degree they have earned, have been diminished as new graduates are facing increased competition from displaced workers with, in some cases, significant work experience. Many graduates, including those who have attended our institutions, have experienced a lengthening of the time it takes to obtain their first full-time, in-field job after graduation. We believe our placement rates have been and will continue to be adversely impacted by current economic conditions until there is improvement in the national and local unemployment rates and a higher rate of job growth. The various minimum placement standards required by our accreditors and state regulators generally do not fluctuate based on economic conditions, although they may take these factors into consideration when determining how to respond to campuses or programs that fail to maintain their minimum standards.

Achieving minimum placement standards is dependent upon internal factors as well, such as the efforts of our career services personnel, our ability to provide adequate staffing to achieve desired results and the effectiveness of our strategies to improve placement rates.

Failure to achieve minimum placement standards could result in a loss of accreditation or state regulatory approvals for the campus as a whole or for specific programs. We have had to cap enrollment in or teach-out certain programs due to low placement opportunities for graduates of those programs, and we expect that we will need to take these steps with respect to more programs and/or campuses if we are unable to place our graduates within the time frames required by the accreditors and states that regulate our institutions. These actions reduce our revenues and therefore could have a material adverse effect on the Company’s results of operations, cash flows and financial condition. These actions may also reduce student interest in our programs and/or campuses, further negatively impacting the Company’s business.

Risks Related to Our Business

The loss of our key personnel could harm us.

Our future success depends largely on the skills, efforts and motivation of our executive officers and other key personnel, as well as on our ability to attract and retain qualified managers and our schools’ ability to attract and retain qualified faculty members and administrators. We face competition in retaining and hiring executives and key personnel who possess the skill sets and experiences that we seek. Over the past three fiscal quarters, a number of leadership positions within the Company were vacated, requiring the transition of leadership roles. This included the appointment of Steven H. Lesnik as President and Chief Executive Officer in addition to his role as Chairman of the Board of Directors. The Board has not set a strict timetable in connection with its search for a long term CEO. Our failure to fill openings for our CEO position and other officer positions or our loss of additional key personnel could slow implementation of key initiatives, lead to changes in or create uncertainty about our business strategies or otherwise impact management’s attention to operations. In addition, key personnel may leave us and subsequently compete against us. The loss of the services of any of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms could adversely affect our results of operations or financial condition.

If we are unable to successfully resolve pending or future litigation and regulatory and governmental inquiries involving us, or face increased regulatory actions or litigation, our financial condition, results of operations and growth prospects could be adversely affected.

We and certain of our current and former directors and executive officers have been named as defendants in various lawsuits, investigations and claims covering a range of matters, including, but not limited to, violations of the federal securities laws and claims made by current and former students and employees of our schools. These claims have included qui tam actions filed in federal court by individual plaintiffs on behalf of themselves and the federal government alleging that we submitted false claims or statements to ED in violation of the False Claims Act. Qui tam actions are filed under seal, and remain under seal until the government decides whether it will intervene in the case. If the government elects to intervene in an action, it assumes primary control of that matter; if the government elects not to intervene; individual plaintiffs may continue the litigation at their own expense on behalf of the government. See Note 8 “Commitments and Contingencies” of the notes to our consolidated financial statements for additional discussion of these matters.

We and our schools also are subject to and have pending audits, compliance reviews, inquiries, investigations, claims of non-compliance and litigation by ED, federal and state regulatory agencies, accrediting agencies, state attorney general offices, present and former students and employees, and others that may allege violations of statutes, regulations, accreditation standards, consumer protection and other legal and regulatory requirements applicable to us or our schools. For example, we have received subpoenas from the Attorneys General of Florida and New York and a civil investigative demand from the Illinois Attorney General relating to potential non-compliance with applicable state laws and regulations by certain of our schools. If the results of any such audits, reviews, investigations, claims, or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, undertakings, additional oversight and reporting, or other civil or criminal penalties. From time to time, we have such matters pending against us or one or more of our schools.

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

As part of our growth strategy, we have opened new schools, new branch campuses or locations of our existing schools throughout the U.S. and offered new educational programs. These activities require us to invest in management and new personnel, make capital expenditures, incur marketing and advertising expenses, implement process and compliance training and procedures and devote resources that are different from those required to operate our existing schools. We may be unable to identify or acquire suitable expansion opportunities, or to successfully integrate a new school or branch campus. Any failure by us to effectively identify, establish and manage the operations of a new school or branch campus, or lapses in oversight of or maintenance of regulatory compliance or processes, could impact our ability to grow, could make any newly established school or branch campus more costly to operate than we had planned, could require additional investments in training of management and other personnel, or could lead to compliance issues, and could have an adverse effect on our results of operations, profitability, growth prospects and ability to compete and operate in our competitive markets. Additionally, ACCSC has placed a restriction on any new programs or campuses at our ten ACCSC accredited institutions, and 60 of our 71 ACICS accredited campuses are required to obtain prior ACICS approval before they submit any new program applications. It is unclear how ACICS will exercise its discretionary authority in connection with requests for this prior approval, and therefore uncertainty exists regarding our ability to offer new programs at these ACICS accredited institutions.

We need timely approval by applicable regulatory agencies to offer new programs, expand our operations into or within certain states, or acquire additional schools. If those approvals are not timely, we may incur operating expenses (such as lease obligations) for significant time periods before we can enroll students.

We are facing a period of extremely heightened regulatory scrutiny and, in the case of our ten ACCSC accredited institutions, a complete restriction on new program and campus approvals. In the case of our ACICS accredited institutions, 60 of 71 are required to obtain prior ACICS approval before they submit any new program applications. We currently have a significant number of new and/or modified programs in various stages of approval with regulators as we work to respond to the changing market demands and regulatory requirements. Additionally, we believe regulatory agencies are generally seeing significant increases in the volume of requests as a result of the industry adjusting to the significant volume of new regulations. Regulatory capacity constraints have resulted in delays to various approvals our institutions are requesting. To open a new school or branch campus, or to establish a new educational program, we are required to obtain the appropriate approvals from ED and applicable state and accrediting regulatory agencies, which may be conditioned, delayed or denied in a manner that could significantly affect our growth plans. Approval by these regulatory agencies may be negatively impacted due to regulatory inquiries or reviews and any adverse publicity relating to such matters. Also, any adverse action taken by ED regarding its recognition of any accrediting agency that accredits our schools or programs could adversely impact our ability to open a new school or branch campus or establish new educational programs. In addition, to be eligible to participate in Title IV Programs, ED and applicable state and accrediting bodies must certify a new school or branch campus.

Our future financial condition and results of operations could be materially adversely affected if we are required to write down the carrying value of non-financial assets and non-financial liabilities, including long-lived assets, goodwill and intangible assets, such as our trade names.

In accordance with U.S. GAAP, we review our non-financial assets and non-financial liabilities, including goodwill and indefinite-lived intangible assets, such as our trade names, for impairment on at least an annual basis through the application of fair value-based measurements. On an interim basis, we review these assets and liabilities to determine if a triggering event had occurred that would result in it being more likely than not that the fair value would be less than the carrying amount for any of our reporting units or indefinite-lived intangible assets. We determine the fair value of our reporting units using a combination of an income approach, based on discounted cash flow, and a market-based approach. To the extent the fair value of a reporting unit is less than its carrying amount, we may be required to record an impairment charge in the consolidated statements of income and comprehensive income. We determine the fair value of our trade names using a relief from royalty method which is based on the assumption that, in lieu of ownership of an intangible asset, a company would be willing to pay a royalty in order to enjoy the benefits of the asset. To the extent the fair value of the trade name is less than its carrying amount, we record an impairment charge in the consolidated statements of income and comprehensive income. Our estimates of fair value for these are based primarily on projected future results and expected cash flows consistent with our plans to manage the underlying businesses. To the extent known, we incorporate the risks associated with regulatory compliance into the discount rates used to estimate the fair value of each of our reporting units. However, should we need to take additional actions not currently foreseen to comply with current and future regulations, the assumptions used to calculate the fair value of our reporting units, including the estimate of future cash flows, revenue growth, and discount rates, could be negatively impacted and could result in an impairment of goodwill or other intangible assets which could materially adversely affect our financial condition and results of operations.

Our financial performance depends, in part, on our ability to continue to develop awareness and acceptance of our schools and programs among high school graduates and working adults in a cost effective manner.

If our schools are unable to successfully market and advertise their educational programs, our schools’ ability to attract and enroll prospective students in such programs could be adversely affected, and, consequently, our ability to increase revenue or maintain profitability could be impaired. Some of the factors that could prevent us from successfully marketing and advertising our schools and the programs that they offer include, but are not limited to, student or employer dissatisfaction with educational programs and services, diminished access to high school students, our failure to maintain or expand our brand names or other factors related to our marketing or advertising practices, Federal Trade Commission or Federal Communications Commission restrictions on contacting prospective students, Internet, mobile phone and other advertising and marketing media, costs and effectiveness of Internet, mobile phone and other advertising programs, and changing media preferences of our target audiences.

Our credit agreement limits our ability to take various actions and requires that we satisfy specified financial and non-financial covenants.

Our credit agreement limits our ability to take various actions, including paying dividends and disposing of assets, and may restrict us from taking actions that management believes would be desirable and in the best interests of us and our stockholders. Our credit agreement provides that our failure to comply with regulations issued by ED or other governmental authorities or our failure to satisfy specified financial and non-financial covenants could result in an event of default under the credit agreement. We anticipate that our anticipated operating income in 2012 may result in our failure to satisfy certain existing financial covenants if those covenants are not waived or modified. An event of default would allow the lenders to pursue various remedies, including accelerating the repayment of any indebtedness outstanding, any of which could have a material adverse effect on our operations and financial condition.

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

•	failure of certain of our schools to meet minimum placement rates established by our schools’ accreditors;

•	failure to obtain ED approval of our outstanding OPEID consolidation application in a timely manner;

•	failure of certain of our institutions to maintain compliance under the 90-10 Rule;

•	loss of key personnel;

•	the outcomes and impacts on our business of ED’s rulemakings, and other changes in the legal or regulatory environment in which we operate;

•	negative media coverage of the proprietary education industry;

•	changes in the student lending and credit markets;

•	our ability to meet or exceed expectations of analysts or investors;

•	decisions by any significant investors to reduce their investment in us;

•	quarterly variations in our operating results;

•	general conditions in the postsecondary education field, including changes in ED, state laws and regulations and accreditation standards, or availability of student financing;

•	changes in our earnings estimates by analysts;

•	future impairment of goodwill or other intangible assets;

•	price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many companies that provide postsecondary education in recent periods; and

•	general economic conditions.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the year to date ended March 31, 2012:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 31, 2011				$239,848,803
January 1, 2012—January 31, 2012	6,071,736	$9.29	6,071,736	183,296,772
February 1, 2012—February 29, 2012	—	—	—	—
March 1, 2012—March 31, 2012	—	—	—	—

Total	6,071,736		6,071,736

(1)	As of March 31, 2012, approximately $183.3 million was available under our previously authorized repurchase program. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index”, which is attached hereto and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION

Date: May 10, 2012	By:	/s/ STEVEN H. LESNIK
Steven H. Lesnik President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2012	By:	/s/ MICHAEL J. GRAHAM
Michael J. Graham Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

*10.1	Form of Restricted Stock Unit Agreement (Time-Based).	Exhibit 10.1 to our Current Report on Form 8-K filed on March 6, 2012.

*10.2	Form of Non-Qualified Stock Option Agreement.	Exhibit 10.2 to our Current Report on Form 8-K filed on March 6, 2012.

*10.3	Non-Qualified Stock Option Agreement dated March 1, 2012, by and between Career Education Corporation and Steven H. Lesnik (Time-Based).	Exhibit 10.3 to our Current Report on Form 8-K filed on March 6, 2012.

*10.4	Non-Qualified Stock Option Agreement dated March 1, 2012, by and between Career Education Corporation and Steven H. Lesnik (Performance-Based).	Exhibit 10.4 to our Current Report on Form 8-K filed on March 6, 2012.

*10.5	Form of Restricted Stock Unit Agreement (Performance-Based)	Exhibit 10.5 to our Current Report on Form 8-K filed on March 6, 2012.

*10.6	Separation Agreement and General Release dated October 31, 2011, by and between Career Education Corporation and Thomas A. Budlong.	Exhibit 10.6 to our Current Report on Form 8-K filed on March 6, 2012.

+31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of 2012, filed with the SEC on May 10, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011, (ii) the Unaudited Consolidated Statements of Income and Comprehensive Income for the quarters ended March 31, 2012 and March 31, 2011, (iii) the Unaudited Consolidated Statements of Cash Flows for the quarters ended March 31, 2012 and March 31, 2011, and (iv) Notes to Unaudited Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-Q
+	Filed herewith