Form 10-Q
period 2012-06-30
CAREER EDUCATION CORP
filed 2012-07-31
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

Number of shares of registrant’s common stock, par value $0.01, outstanding as of July 23, 2012: 67,196,534

CAREER EDUCATION CORPORATION

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$209,312	$280,592
Short-term investments	160,616	160,607

Total cash and cash equivalents and short-term investments	369,928	441,199
Student receivables, net of allowance for doubtful accounts of $37,612 and $43,891 as of June 30, 2012 and December 31, 2011, respectively	55,582	60,573
Receivables, other, net	2,086	2,914
Prepaid expenses	73,242	62,399
Inventories	10,003	11,356
Deferred income tax assets, net	10,940	10,940
Other current assets	6,179	17,769
Assets of discontinued operations	3,282	3,328

Total current assets	531,242	610,478

NON-CURRENT ASSETS:
Property and equipment, net	327,260	349,788
Goodwill	130,885	212,626
Intangible assets, net	74,633	77,186
Student receivables, net of allowance for doubtful accounts of $16,075 and $21,062 as of June 30, 2012 and December 31, 2011, respectively	8,322	9,297
Deferred income tax assets, net	9,525	9,522
Other assets, net	40,242	30,122
Assets of discontinued operations	16,981	17,101

TOTAL ASSETS	$1,139,090	$1,316,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of capital lease obligations	$399	$844
Accounts payable	38,380	48,408
Accrued expenses:
Payroll and related benefits	41,520	41,853
Advertising and production costs	23,680	17,717
Other	50,557	67,271
Deferred tuition revenue	104,557	144,947
Liabilities of discontinued operations	11,072	8,403

Total current liabilities	270,165	329,443

NON-CURRENT LIABILITIES:
Capital lease obligations, net of current maturities	—	207
Deferred rent obligations	99,498	102,079
Other liabilities	36,847	40,365
Liabilities of discontinued operations	30,143	37,935

Total non-current liabilities	166,488	180,586

SHARE-BASED AWARDS SUBJECT TO REDEMPTION	104	110
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 81,718,240 and 81,966,793 shares issued, 67,175,342 and 73,621,548 shares outstanding as of June 30, 2012 and December 31, 2011, respectively	817	820
Additional paid-in capital	597,586	590,965
Accumulated other comprehensive loss	(9,552)	(5,136)
Retained earnings	327,456	375,607
Cost of 14,542,898 and 8,345,245 shares in treasury as of June 30, 2012 and December 31, 2011, respectively	(213,974)	(156,275)

Total stockholders’ equity	702,333	805,981

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,139,090	$1,316,120

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	For the Quarters Ended June 30,		For the Years to Date Ended June 30,
	2012	2011	2012	2011
REVENUE:
Tuition and registration fees	$362,868	$469,683	$786,486	$979,137
Other	6,098	15,195	16,617	37,441

Total revenue	368,966	484,878	803,103	1,016,578

OPERATING EXPENSES:
Educational services and facilities	145,848	158,012	298,533	323,643
General and administrative	225,617	224,605	440,249	461,666
Depreciation and amortization	20,020	20,274	40,126	40,407
Goodwill and asset impairment	85,578	2,676	85,661	2,676

Total operating expenses	477,063	405,567	864,569	828,392

Operating (loss) income	(108,097)	79,311	(61,466)	188,186

OTHER INCOME (EXPENSE):
Interest income	470	263	740	486
Interest expense	(28)	(39)	(65)	(76)
Miscellaneous (expense) income	(77)	(31)	(77)	1,785

Total other income	365	193	598	2,195

PRETAX (LOSS) INCOME	(107,732)	79,504	(60,868)	190,381
(Benefit from) provision for income taxes	(13,865)	26,085	(13,434)	66,367

(LOSS) INCOME FROM CONTINUING OPERATIONS	(93,867)	53,419	(47,434)	124,014

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(6,367)	1,934	(724)	4,374

NET (LOSS) INCOME	(100,234)	55,353	(48,158)	128,388

OTHER COMPREHENSIVE (LOSS) INCOME, net of tax:
Foreign currency translation adjustments	(9,736)	3,249	(4,296)	11,492
Unrealized (losses) gains on investments	(108)	(39)	(120)	46

Total other comprehensive (loss) income	(9,844)	3,210	(4,416)	11,538

COMPREHENSIVE (LOSS) INCOME	$(110,078)	$58,563	$(52,574)	$139,926

NET (LOSS) INCOME PER SHARE—BASIC:
(Loss) income from continuing operations	$(1.42)	$0.71	$(0.71)	$1.64
(Loss) income from discontinued operations	(0.10)	0.03	(0.01)	0.06

Net (loss) income per share	$(1.52)	$0.74	$(0.72)	$1.70

NET (LOSS) INCOME PER SHARE—DILUTED:
(Loss) income from continuing operations	$(1.42)	$0.71	$(0.71)	$1.63
(Loss) income from discontinued operations	(0.10)	0.02	(0.01)	0.06

Net (loss) income per share	$(1.52)	$0.73	$(0.72)	$1.69

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	66,034	74,882	66,439	75,507

Diluted	66,034	75,533	66,439	76,174

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years to Date Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(48,158)	$128,388
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Goodwill and asset impairment	85,661	2,676
Depreciation and amortization expense	40,126	40,873
Bad debt expense	17,779	26,834
Compensation expense related to share-based awards	5,735	8,488
Loss (gain) on disposition of property and equipment	287	(1,777)
Changes in operating assets and liabilities	(84,853)	(90,730)

Net cash provided by operating activities	16,577	114,752

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(108,198)	(110,162)
Sales of available-for-sale investments	108,188	109,894
Purchases of property and equipment	(19,990)	(47,886)
Earnout payments	(5,818)	(8,509)
Proceeds on the sale of assets	—	6,259
Business acquisition, net of acquired cash	(2,873)	—
Other	(120)	46

Net cash used in investing activities	(28,811)	(50,358)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(56,431)	(129,879)
Issuance of common stock	883	3,025
Tax benefit associated with stock option exercises	—	322
Payments of assumed loans upon business acquisition	(318)	—
Payments of capital lease obligations	(641)	(744)

Net cash used in financing activities	(56,507)	(127,276)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	(2,539)	2,221

NET DECREASE IN CASH AND CASH EQUIVALENTS	(71,280)	(60,661)
DISCONTINUED OPERATIONS CASH ACTIVITY INCLUDED ABOVE:
Add: Cash balance of discontinued operations, beginning of the period	—	28,838
Less: Cash balance of discontinued operations, end of the period	—	19,908
CASH AND CASH EQUIVALENTS, beginning of the period	280,592	260,644

CASH AND CASH EQUIVALENTS, end of the period	$209,312	$208,913

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE COMPANY

The colleges, schools and universities that are part of the Career Education Corporation (“CEC”) family offer high-quality education to a diverse student population of more than 75,000 students across the world in a variety of career-oriented disciplines through online, on-ground and hybrid learning program offerings. The more than 90 campuses that serve these students are located throughout the United States and in France, the United Kingdom and Monaco, and offer doctoral, master’s, bachelor’s and associate degrees and diploma and certificate programs.

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter and year to date ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

We have evaluated and adopted the guidance of the following Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”) in 2011; adopting these ASUs did not materially impact our financial condition, results of operations, and disclosures:

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

4. DISCONTINUED OPERATIONS

As of June 30, 2012, the results of operations for schools that have ceased operations or were sold are presented within discontinued operations.

The combined summary of unaudited results of operations for our discontinued operations for the quarters and years to date ended June 30, 2012 and 2011 were as follows:

	For the Quarters Ended June 30,		For the Years to Date Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Revenue	$—	$12,313	$5	$23,977

(Loss) income before income tax	$(782)	$2,842	$(1,393)	$6,565
Income tax provision (benefit) (1)	5,585	908	(669)	2,191

(Loss) income from discontinued operations, net of tax	$(6,367)	$1,934	$(724)	$4,374

(1)	Amount represents the difference between the total consolidated income tax (benefit) provision, calculated by applying the estimated full-year consolidated effective tax rate to earnings/(losses) reported for the period, and the income tax (benefit) provision for continuing operations, calculated by applying the estimated full-year effective tax rate for continuing operations to pretax (loss) income from continuing operations for the period.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and liabilities of discontinued operations on our consolidated balance sheets as of June 30, 2012 and December 31, 2011 include the following:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Assets:
Current assets:
Receivables, net	$58	$104
Deferred income tax assets	3,224	3,224

Total current assets	3,282	3,328
Non-current assets:
Deferred income tax assets	15,421	15,421
Other assets, net	1,560	1,680

Total assets of discontinued operations	$20,263	$20,429

Liabilities:
Current liabilities:
Accounts payable	$—	$3
Accrued expenses	—	498
Remaining lease obligations	11,072	7,902

Total current liabilities	11,072	8,403
Non-current liabilities:
Remaining lease obligations	30,143	37,935

Total liabilities of discontinued operations	$41,215	$46,338

A number of the campuses that ceased operations have remaining lease obligations that expire over time with the latest expiration in 2019. A liability is recorded representing the fair value of the remaining lease obligation at the time in which the space is no longer being utilized. Changes in our future remaining lease obligations, which are reflected within current and non-current liabilities of discontinued operations on our consolidated balance sheets, for our discontinued operations for the quarters and years to date ended June 30, 2012 and 2011 were as follows:

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Other (2)	Balance, End of Period
	(Dollars in thousands)
For the quarter ended June 30, 2012	$43,598	$416	$(2,799)	$—	$41,215

For the quarter ended June 30, 2011	$46,682	$1,992	$(3,311)	$(1,468)	$43,895

For the year to date ended June 30, 2012	$45,837	$713	$(5,335)	$—	$41,215

For the year to date ended June 30, 2011	$50,378	$819	$(5,834)	$(1,468)	$43,895

(1)	Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates, and variances between estimated and actual charges, net of any reversals for terminated lease obligations.
(2)	Includes existing prepaid rent balances for newly vacated spaces that are netted with the losses incurred in the period recorded.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. BUSINESS ACQUISITIONS

Luxury Attitude

On May 2, 2012, we acquired the European-based corporate training firm Luxury Attitude for approximately $2.9 million in cash. Luxury Attitude specializes in service and customer relations training for premium and luxury companies.

The preliminary allocation of purchase price resulted in approximately $2.7 million of goodwill being recorded. This amount represents the premium paid over the fair value of the net assets acquired. We paid this premium as this strategic acquisition enables Luxury Attitude to pursue expansion of its client base through the international reach of INSEEC and IUM. There are also plans to incorporate the premium customer relations curriculum into the online education platforms in the IUM and INSEEC programs. Providing innovative digital delivery of education through online and mobile platforms is a core competency of CEC.

Luxury Attitude’s operating results are immaterial to our consolidated results and are included in the unaudited consolidated financial statements from the date of acquisition.

Everblue Training Institute

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

The purchase agreement also included an earnout provision which is calculated based upon future revenue growth and operating margins. The amount due is also dependent upon the period of time in which the previous owners of Everblue remain with the Company. As such, the earnout is being accounted for as compensation; it was not part of the consideration paid for the business. As of June 30, 2012, $1.6 million has been recorded related to this earnout provision, of which approximately $1.3 million was recognized during the first quarter of 2012 due to the previous owners’ termination of employment with the Company in February 2012. The amount of actual earnout is in dispute with the previous owners and may be subject to further adjustment.

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

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents and Investments

Cash and cash equivalents and investments from our continuing operations consist of the following as of June 30, 2012 and December 31, 2011:

	June 30, 2012
		(Dollars in thousands) Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$107,304	$—	$—	$107,304
Money market funds	101,636	372	—	102,008

Total cash and cash equivalents	208,940	372	—	209,312

Short-term investments (available-for-sale):
U.S. Treasury bills	133,997	—	(47)	133,950
U.S. Government Agencies	26,669	—	(3)	26,666

Total short-term investments (available-for-sale)	160,666	—	(50)	160,616

Total cash and cash equivalents and short-term investments	$369,606	$372	$(50)	$369,928

Long-term investments (available-for-sale):
Municipal bonds	$11,150	$—	$(735)	$10,415

	December 31, 2011
		(Dollars in thousands) Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$157,317	$—	$—	$157,317
Money market funds	122,827	448	—	123,275

Total cash and cash equivalents	280,144	448	—	280,592

Short-term investments (available-for-sale):
U.S. Treasury bills	133,648	31	(5)	133,674
U.S. Government Agencies	26,962	—	(29)	26,933

Total short-term investments (available-for-sale)	160,610	31	(34)	160,607

Total cash and cash equivalents and short-term investments	$440,754	$479	$(34)	$441,199

Long-term investments (available-for-sale):
Municipal bonds	$11,150	$—	$(735)	$10,415

In the table above, unrealized holding losses as of June 30, 2012 relate to short-term investments that have been in a continuous unrealized loss position for less than one year. The table also includes unrealized holding losses that relate to our long-term investments in municipal bonds, which are auction rate securities (“ARS”). When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been less than the cost basis, the financial condition of the investee, and our ability

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value. The decline in the fair value of our municipal bonds through June 30, 2012 is attributable to the continued lack of activity in the ARS market, exposing these investments to liquidity risk.

Included in cash and cash equivalents above are amounts related to certain of our European campuses that are operated on a not-for-profit basis. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. The amount of cash and cash equivalents of our not-for-profit schools with restrictions was $63.3 million and $74.5 million at June 30, 2012 and December 31, 2011, respectively. Restrictions on cash balances have not affected our ability to fund operations.

Money market funds: Mutual funds that invest in lower risk securities and generate low yields. Such funds maintain clear investment guidelines and seek to limit credit, market and liquidity risks.

U.S. Treasury bills: Debt obligations issued by the U.S. government that pay interest at maturity. U.S. Treasury bills are generally traded at discounts to par value and mature in one year or less.

U.S. Government Agencies: Debt obligations issued by a Government Sponsored Enterprise (“GSE”) which pay interest. GSEs are privately-held corporations with public purposes created by the U.S. Congress to reduce the cost of capital for certain borrowing sectors of the economy. Our debt obligations are issued by Federal Home Loan Banks and generally trade at discounts to par value. These obligations mature in one year or less and have the implicit backing of the U.S. Government although they are not direct obligations of the U.S. Government.

Municipal bonds: Debt obligations issued by states, cities, counties, and other governmental entities, which earn federally tax-exempt interest. ARS generally have stated terms to maturity of greater than one year. We classify investments in ARS as non-current on our consolidated balance sheets within other assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continue to accrue interest and are auctioned on a set interval until the auction succeeds, the issuer calls the securities, or they mature. As of June 30, 2012, we have determined these investments are at risk for impairment due to the nature of the liquidity of the market over the past year. Cumulative unrealized losses as of June 30, 2012 amount to $0.7 million and are reflected within accumulated other comprehensive loss as a component of stockholders’ equity. We believe this impairment is temporary, as we do not intend to sell the investments and it is unlikely we will be required to sell the investments before recovery of their amortized cost basis.

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

As of June 30, 2012, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of U.S. Treasury bills and U.S. Government Agencies that are publicly traded and for which market prices are readily available.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2012, our investments in municipal bonds are classified as available-for-sale and reflected at fair value. The auction events for these investments have been failing for over three years. The fair values of these securities are estimated utilizing a discounted cash flow analysis as of June 30, 2012. These analyses consider, among other items, the collateralization underlying the security investments, the credit worthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics.

Investments measured at fair value on a recurring basis subject to the disclosure requirements issued by FASB ASC Topic 820 – Fair Value Measurements at June 30, 2012 and December 31, 2011 were as follows:

	As of June 30, 2012
		(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Municipal bonds	$—	$—	$10,415	$10,415
U.S. Treasury bills	133,950	—	—	133,950
U.S. Government Agencies	26,666	—	—	26,666

Totals	$160,616	$—	$10,415	$171,031

	As of December 31, 2011
		(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Municipal bonds	$—	$—	$10,415	$10,415
U.S. Treasury bills	133,674	—	—	133,674
U.S. Government Agencies	26,933	—	—	26,933

Totals	$160,607	$—	$10,415	$171,022

The following table presents a rollforward of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC Topic 820 for the year to date ended June 30, 2012:

(Dollars in thousands)
Balance at December 31, 2011	$10,415
Unrealized loss	—

Balance at June 30, 2012	$10,415

Credit Agreement

As of June 30, 2012, we had letters of credit totaling $6.7 million outstanding under our $185.0 million U.S. Credit Agreement. Borrowing availability under our U.S. Credit Agreement as of June 30, 2012, was $178.3 million. Our U.S. Credit Agreement expires on October 31, 2012.

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

Student Receivables Under Extended Payment Plans and Recourse Loan Agreements

We had previously provided extended payment plans to certain students to help ensure that they could complete their educational programs. We have discontinued providing extended payment plans to students. As of June 30, 2012 and December 31, 2011, the amount of non-current student receivables under student extended payment plans, net of allowance for doubtful accounts and net of deferred tuition revenue, was $5.3 million and $6.1 million, respectively.

Previously, we had recourse loan agreements with Sallie Mae and Stillwater National Bank and Trust Company (“Stillwater”) which required us to repurchase loans originated by them to our students after a certain period of time. Our recourse loan agreement with Stillwater was terminated on April 29, 2007. Our recourse loan agreement with Sallie Mae ended on March 31, 2008.

Outstanding net recourse loan receivable balances for continuing operations as of June 30, 2012 and December 31, 2011 were $3.0 million and $3.2 million, respectively. These receivables are reported under non-current assets as a component of student receivables, net within the consolidated balance sheets.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Student Receivables Valuation Allowance

Changes in our current and non-current receivables allowance for the quarters and years to date ended June 30, 2012 and 2011 were as follows:

	Balance, Beginning of Period	Charges to Expense (1)	Amounts Written-off	Balance, End of Period
	(Dollars in thousands)
For the quarter ended June 30, 2012	$59,789	$8,392	$(14,494)	$53,687

For the quarter ended June 30, 2011	$87,276	$9,542	$(18,770)	$78,048

For the year to date ended June 30, 2012	$64,953	$17,810	$(29,076)	$53,687

For the year to date ended June 30, 2011	$90,939	$26,848	$(39,739)	$78,048

(1)	Charges to expense include an offset for recoveries of amounts previously written off of $2.2 million and $2.6 million for the quarters ended June 30, 2012 and 2011, respectively, and $5.1 million and $5.9 million for the years to date ended June 30, 2012 and 2011, respectively.

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

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill during the year to date ended June 30, 2012 are as follows by segment:

	CTU	AIU	Health Education	Culinary Arts	Art & Design	International	Total
	(Dollars in thousands)
Goodwill balance as of December 31, 2011	$45,938	$41,418	$41,871	$—	$41,479	$41,920	$212,626
Goodwill impairment	—	—	(41,871)	—	(41,479)	—	(83,350)
Effect of foreign currency exchange rate changes	—	—	—	—	—	(1,067)	(1,067)
Acquisition of Luxury Attitude	—	—	—	—	—	2,676	2,676

Goodwill balance as of June 30, 2012	$45,938	$41,418	$—	$—	$—	$43,529	$130,885

During the second quarter of 2012, in conjunction with the quarterly review process, we concluded that certain indicators existed to suggest the Health Education and Art & Design reporting units were at risk of their respective carrying values exceeding fair values as of June 30, 2012. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. These indicators included, but were not limited to, a decline in cash flows, a decline in actual revenue and earnings as compared to projected results and a marked decline in new student interest which negatively impacted our overall student population.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In calculating the fair value for both of these reporting units, we performed extensive valuation analyses, utilizing both income and market approaches, in our goodwill assessment process. The following describes the valuation methodologies used to derive the fair value of our reporting units:

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

The determination of estimated fair value of each reporting unit requires significant estimates and assumptions, and as such, these fair value measurements are categorized as Level 3 per ASC Topic 820. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, operating cash flow projections and capital expenditure forecasts. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates. We evaluate the merits of each significant assumption used, both individually and in the aggregate, to determine the fair value of each reporting unit for reasonableness.

As a result of the interim impairment test as of June 30, 2012, we recorded goodwill impairment charges of $41.9 million and $41.5 million within Health Education and Art & Design, respectively. Of the total charge, $8.9 million will be deductible for income tax purposes. In addition, in conjunction with the second step of the goodwill impairment test, fair values are assigned to all assets and liabilities for each reporting unit, including all other intangible assets, as if the reporting unit had been acquired in a business combination. The fair values for our indefinite-lived trade names within the Health Education segment declined below their respective carrying values, and as a result, we recorded a $1.0 million charge for our Sanford-Brown and Missouri College trade names.

9. COMMITMENTS AND CONTINGENCIES

An accrual for estimated legal fees and settlements of $15.7 million and $15.4 million at June 30, 2012 and December 31, 2011, respectively, is presented within other current liabilities on our consolidated balance sheets.

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

Securities Litigation

Ross, et al. v. Career Education Corporation, et al. On January 13, 2012, a class action complaint was filed in the United States District Court for the Northern District of Illinois, naming the Company and various

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

individuals as defendants and claiming that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) by making material misstatements in and omitting material information from the Company’s public disclosures concerning its schools’ job placement rates and its compliance with accreditation policies. The complaint further claimed that the individual defendants violated Section 20(a) of the Exchange Act by virtue of their positions as control persons of the Company. Plaintiff asks for unspecified amounts in damages, interest, and costs, as well as ancillary relief. On March 23, 2012, the Court appointed KBC Asset Management NV, the Oklahoma Police Pension & Retirement Systems, and the Oklahoma Law Enforcement Retirement System, as lead plaintiffs in the action. On May 3, 2012, lead plaintiffs filed a consolidated amended complaint, asserting the same claims alleged in the initial complaint, and naming the Company and one current and one former executive officer as defendants. Lead plaintiffs seek damages on behalf of all persons who purchased the Company’s common stock between February 19, 2009 and November 21, 2011. Defendants filed their motion to dismiss on June 4, 2012 and plaintiffs’ filed their opposition to the motion to dismiss on July 23, 2012. Defendants’ reply brief is due on August 13, 2012.

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

Shareholder Derivative Actions and Demands

Bangari v. Lesnik, et al. On December 7, 2011, a derivative action was filed in the Circuit Court of Cook County, Chancery Division on behalf of the Company naming the Company’s current Board of Directors as individual defendants and the Company as a nominal defendant. Plaintiff alleges breach of fiduciary duty and abuse of control by the individual defendants in connection with the Company’s alleged ongoing failure to have proper internal controls in place to appropriately determine its schools’ placement rates or to comply with relevant accreditation policies regarding placement practices and determinations. Plaintiff asks for unspecified amounts in damages, interest, and costs, as well as ancillary relief. On February 10, 2012, the defendants filed motions to dismiss or stay the complaint. A hearing on defendants’ motions is scheduled for August 21, 2012.

Cook v. McCullough, et al. On December 22, 2011, a derivative action was filed in the United States District Court for the Northern District of Illinois on behalf of the Company naming the Company’s current Board of Directors as well as various current and former officers as individual defendants and the Company as a nominal defendant. Plaintiff alleges breach of fiduciary duty, abuse of control and gross mismanagement by all of the individual defendants based on allegations similar to those asserted in Bangari, described above, and on the defendants’ alleged failure to prevent the Company’s disclosure of allegedly misleading statements relating to placement rates. Plaintiff also asserts a claim of unjust enrichment against certain individual defendants due to their receipt of incentive-based compensation based on allegedly inflated short-term financial performance. Plaintiff asks for unspecified amounts in damages, interest, and costs, as well as ancillary relief. On March 16, 2012, defendants filed a motion to dismiss or stay the complaint. The Court granted the motions to stay pending resolution of the motions to dismiss. Plaintiffs filed their oppositions to the motions on May 4, 2012, and defendants filed their reply briefs on June 8, 2012. A status hearing is scheduled for August 1, 2012.

The Company has received demands from purported shareholders requesting that the Board investigate, institute litigation, and take other actions with regard to the Company’s student placement and retention rates, and that the Company provide books and records regarding the same. The Company has responded to such requests indicating that they currently are either premature or improper.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Because of the many questions of fact and law that may arise, the outcome of these actions and demands is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for these actions because the complaints do not seek a specified amount of damages and because these matters are in their early stages. Accordingly, we have not recognized any liability associated with these actions.

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

On April 3, 2008, the same counsel representing plaintiffs in the Amador action filed the Adams action on behalf of Jennifer Adams and several other unnamed members of the Amador putative class. The Adams action also was styled as a class action and was based on the same allegations underlying the Amador action and attempted to plead the same four causes of action pled in the Amador action. The Adams action was deemed related to the Amador action and was being handled by the same judge.

The parties executed a formal settlement agreement as of November 1, 2010. On April 18, 2012, the Court issued an order granting final approval of the settlement and on April 19, 2012, the Court entered a final judgment on the settlement.

On June 3, 2011, the same attorneys representing the class in the Amador action filed a separate complaint in the San Francisco County Superior Court entitled Abarca v. California Culinary Academy, Inc., et al, on behalf of 115 individuals who are opt outs in the Amador action and/or non-class members, and therefore not subject to the Amador settlement. On June 15, 2011, the same attorneys filed another action in the San Francisco County Superior Court entitled Andrade, et al. v. California Culinary Academy, Inc., et al., on behalf of another 31 individuals who are opt outs in the Amador action and/or non-class members, and therefore not subject to the Amador settlement. On August 12, 2011, plaintiffs’ counsel filed a third action on behalf of five individuals who opted out of or were not parties to the Amador settlement entitled Aprieto, et al. v. California Culinary Academy. None of these three suits are being prosecuted as a class action. They each allege the same claims as were previously alleged in the Amador action, plus claims for breach of contract and violations of the repealed California Education Code. The plaintiffs in these cases seek damages, including consequential damages, punitive damages and attorneys’ fees. We have not responded to these three complaints, which have been deemed related and transferred to the same judge who has been handling the Amador case, because they have been stayed pending a ruling on the class settlement in the Amador action. Certain of the plaintiffs in these cases filed claims or received notice of the settlement and did not file claims, and therefore their individual claims will be barred. The Court held a status conference on these cases on July 17, 2012 and ordered that the cases continue to be stayed until a further status conference scheduled for September 18, 2012.

Because of the many questions of fact and law that may arise as discovery and pre-trial proceedings progress, the outcome of the Abarca, Andrade and Aprieto legal proceedings is uncertain at this point. Based on

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for these actions because these matters are in their early stages and involve many unresolved issues of fact and law. Accordingly, we have not recognized any liability associated with these actions.

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

By Order dated December 3, 2010, the Court certified a class consisting of all persons who attended Sanford-Brown College in Collinsville, Illinois and enrolled in the Medical Assisting Program during the period from July 1, 2003 through November 29, 2010. This class consists of approximately 2,300 members. Defendants filed a petition for leave to appeal the trial court’s class certification order to the Fifth District Court of Appeals. On February 10, 2011, the Fifth District Court of Appeals granted defendants’ petition for leave to appeal. Oral argument was heard on the appeal on October 4, 2011. While that appeal is pending, all proceedings in the Circuit Court are stayed.

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

Surrett, et al. v. Western Culinary Institute, Ltd. and Career Education Corporation. On March 5, 2008, a complaint was filed in Portland, Oregon in the Circuit Court of the State of Oregon in and for Multnomah County naming defendants Western Culinary Institute, Ltd. and Career Education Corporation. Plaintiffs filed the complaint individually and as a putative class action and alleged two claims for equitable relief: violation of Oregon’s Unlawful Trade Practices Act (“UTPA”) and unjust enrichment. Plaintiffs filed an amended complaint on April 10, 2008, which added two claims for money damages: fraud and breach of contract. Plaintiffs allege

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that Western Culinary Institute, Ltd. (“WCI”) made a variety of misrepresentations to them, relating generally to WCI’s placement statistics, students’ employment prospects upon graduation from WCI, the value and quality of an education at WCI, and the amount of tuition students could expect to pay as compared to salaries they may earn after graduation. WCI subsequently moved to dismiss certain of plaintiffs’ claims under Oregon’s UTPA; that motion was granted on September 12, 2008. On February 5, 2010, the Court entered a formal Order granting class certification on part of plaintiff’s UTPA and fraud claims purportedly based on omissions, denying certification of the rest of those claims and denying certification of the breach of contract and unjust enrichment claims. The class consists of students who enrolled at WCI between March 5, 2006 and March 1, 2010, excluding those who dropped out or were dismissed from the school for academic reasons.

Plaintiffs filed a Fifth Amended Complaint on December 7, 2010, which included individual and class allegations by Mr. Surrett. Class notice was sent on April 22, 2011, and the opt-out period expired on June 20, 2011. The class consists of approximately 2,330 members. They are seeking tuition refunds, interest and certain fees paid in connection with their enrollment at WCI. Defendants have filed a motion asking the Court to enforce its prior order certifying a class that excludes individuals who were academically ineligible to graduate from WCI, and which includes approximately 300 additional individuals who do not belong in the class because they were dismissed for violating WCI’s attendance policies. That motion is scheduled to be heard on August 3, 2012.

The parties are currently engaged in merits discovery. WCI’s motion to compel arbitration of Surrett’s claims, for summary judgment and to decertify the class was denied by the Court. WCI also recently filed a motion to compel arbitration of claims by class members who signed enrollment agreements containing express class action waiver provisions, and that motion is currently under submission. Trial is scheduled for January 14, 2013.

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

Vasquez, et al. v. California School of Culinary Arts, Inc. and Career Education Corporation. On June 23, 2008, a putative class action lawsuit was filed in the Los Angeles County Superior Court entitled Daniel Vasquez and Cherish Herndon v. California School of Culinary Arts, Inc. and Career Education Corporation. The plaintiffs allege causes of action for fraud, constructive fraud, violation of the California Unfair Competition Law and violation of the California Consumer Legal Remedies Act. The plaintiffs allege improper conduct in connection with the admissions process during the alleged class period. The alleged class is defined as including “all persons who purchased educational services from California School of Culinary Arts, Inc. (“CSCA”), or graduated from CSCA, within the limitations periods applicable to the alleged causes of action (including, without limitation, the period following the filing of the action).” Defendants successfully demurred to the constructive fraud claim and the Court has dismissed it. Defendants also successfully demurred to plaintiffs’ claims based on alleged violations of California’s former Educational Reform Act. Plaintiffs’ motion for class certification was denied by the Court on March 6, 2012.

Plaintiffs’ counsel have filed eight separate but related “multiple plaintiff actions” entitled Banks, et al. v. California School of Culinary Arts, Los Angeles County Superior Court (by 316 individuals); Abrica v. California School of Culinary Arts, Los Angeles County Superior Court (by 373 individuals); Aguilar, et al. v. California School of Culinary Arts, Los Angeles County Superior Court (by 88 individuals); Alday v. California

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

School of Culinary Arts, Los Angeles Superior Court (by 73 individuals); Ackerman, et al. v. California School of Culinary Arts, Los Angeles County Superior Court (by 27 individuals); Arechiga, et al. v. California School of Culinary Arts, Los Angeles County Superior Court (by 60 individuals); Anderson, et al., v. California School of Culinary Arts, Los Angeles County Superior Court (by 58 individuals); and Allen v. California School of Culinary Arts, Los Angeles Superior Court (by 12 individuals). All eight cases are being prosecuted on behalf of over one thousand former students. The allegations are the same as those asserted in the Vasquez class action case. The individual plaintiffs in these cases seek compensatory and punitive damages, disgorgement and restitution of tuition monies received, attorneys’ fees, costs and injunctive relief. All of these cases have been deemed related to the Vasquez class action and therefore are pending before the same judge who is presiding over the Vasquez case. Another case that has been deemed related is Choueiri, et al. v. Wells Fargo Bank, N.A., et al. Choueiri is unique among these cases as it involves a complaint by Wells Fargo Bank, N.A. against a former CSCA student and a co-signor, as well as a cross-complaint by those defendants and another cross-complainant against Wells Fargo Bank, N.A., that also names the school defendants as cross-defendants.

On June 15, 2012, pursuant to a stipulation by the parties, the plaintiffs filed a consolidated amended complaint in the Vasquez action consolidating all nine of the separate actions referenced above. Defendants’ response to the consolidated complaint was filed on July 13, 2012. The Court has lifted the stay on actions that were consolidated and the parties are now engaged in discovery. Defendants have also filed motions to compel arbitration of plaintiffs’ claims. Those motions are scheduled to be heard on August 10, 2012.

Because of the many questions of fact and law that have already arisen and that may arise in the future, the outcome of these legal proceedings is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for these actions because our possible liability depends on an assessment of the appropriate measure of damages, if we were to be found liable. Accordingly, we have not recognized any liability associated with these actions.

Kishia Houck, et al v. Career Education Corporation and International Academy of Merchandising & Design, Inc. On May 23, 2012, a putative class action was filed in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida, captioned Kishia Houck, et al v. Career Education Corporation and International Academy of Merchandising & Design, Inc.

Plaintiffs allege causes of action under Florida’s Deceptive and Unfair Trade Practices Act and for breach of the implied covenant of good faith and fair dealing, unjust enrichment, and breach of fiduciary duty. Plaintiffs allege that defendants made a variety of misrepresentations to them, relating generally to salary and employment prospects, instructor qualifications, transferability of credits, career placement services, the reputation of the International Academy of Merchandising & Design, Inc., the value and quality of the education, the overall cost to attend the school and relevant student loan information. The putative class is defined as including all students who are or have enrolled in defendants’ degree programs at its Tampa and Orlando, Florida campuses during an undetermined time period. Plaintiffs seek to recover damages and also seek declaratory and injunctive relief.

On July 5, 2012, the action was removed to the U.S. District Court for the Middle District of Florida. The parties have stipulated that plaintiffs will file a third amended complaint by August 3, 2012.

Because of the many questions of fact and law that have already arisen and that may arise in the future, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for this action because, among other things, our potential liability depends on whether a class is certified and, if so, the composition and size of any such class as well as on an assessment of the appropriate measure of damages, if we were to be found liable. Accordingly, we have not recognized any liability associated with this action.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

False Claims Act

False Claims Act Lawsuit. On July 28, 2009, we were served with a complaint filed in the U.S. District Court for the Northern District of Georgia, Atlanta Division. The complaint was originally filed under seal on July 14, 2008 by four former employees of the Dunwoody campus of our American InterContinental University on behalf of themselves and the federal government. The case is captioned United States of America, ex rel. Melissa Simms Powell, et al. v. American InterContinental University, Inc., a Georgia Corporation, Career Education Corp., a Delaware Corporation and John Doe Nos. 1-100. On July 27, 2009, the Court ordered the complaint unsealed and we were notified that the U.S. Department of Justice declined to intervene in the action. When the federal government declines to intervene in a False Claims Act action, as it has done in this case, the private plaintiffs (or “relators”) may elect to pursue the litigation on behalf of the federal government and, if they are successful, receive a portion of the federal government’s recovery. The action alleges violations of the False Claims Act, 31 U.S.C. § 3729(a)(1) and (2), and promissory fraud, including allegedly providing false certifications to the federal government regarding compliance with certain provisions of the Higher Education Act and accreditation standards. Relators claim that defendants’ conduct caused the government to pay federal funds to defendants and to make payments to third-party lenders, which the government would not have made if not for defendants’ alleged violation of the law. Relators seek treble damages plus civil penalties and attorneys’ fees. The lawsuit is currently in the discovery phase. On July 12, 2012, the Court granted our motion to dismiss for a lack of jurisdiction, the claims related to incentive compensation and proof of graduation. Thus, the only claim that remains pending against defendants is based on relators’ contention that Defendants misled the school’s accreditor, Southern Association of Colleges and Schools, during the accreditation process.

Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for this action because the complaint does not seek a specified amount of damages and it is unclear how damages would be calculated. Moreover, the case presents novel legal issues and discovery is in its early stages. Accordingly, we have not recognized any liability associated with this action.

Telephone Consumer Protection Act Litigation

Fahey, et al. v. Career Education Corporation; Rojas, et al. v. Career Education Corporation. On August 4, 2010, a putative class action lawsuit was filed in the Circuit Court of Cook County, Illinois, by Sheila Fahey alleging that she had received an unauthorized text message advertisement in violation of the Telephone Consumer Protection Act (the “TCPA”). On September 3, 2010, we removed this case to the U.S. District Court for the Northern District of Illinois. On November 22, 2010, we filed a motion to dismiss the Fahey case. That motion is still pending. The Court has stayed any further activity on the Fahey case until resolution of an appeal in the Seventh Circuit of a case involving issues similar to those raised in our motion to dismiss. The appeal has been resolved but the proceedings in Fahey remain stayed and are subject to the settlement described below.

On August 18, 2010, the same counsel representing plaintiffs in the Fahey action filed a similar lawsuit in the U.S. District Court for the Northern District of Illinois on behalf of Sergio Rojas alleging similar violations of the TCPA based on the same text messages. Rojas, like Fahey, sought class certification of his claims. The alleged classes are defined to include all persons who received unauthorized text message advertisements from the Company as part of the IADT test marketing campaign. Rojas and Fahey each sought an award trebling the statutory damages to the class members, together with costs and reasonable attorneys’ fees.

On March 14, 2012, we entered into a settlement agreement with plaintiffs’ counsel resolving the claims asserted in both cases. Plaintiffs’ uncontested motion for preliminary approval of this settlement was granted on

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 26, 2012. The Court’s orders also schedule October 23, 2012 as the date for final approval of this settlement. Under the terms of the settlement agreement, we have agreed to pay $200 to each person who received the subject text message who can be identified and returns a valid claim form. The parties did not reach an agreement regarding the appropriate amount of legal fees to be paid to class counsel. If the parties are unable to reach an agreement on the amount of these fees, this issue will be presented separately to the Court for hearing and resolution in advance of the final approval of the settlement. Based upon the information available to us, we recorded a charge of $6.0 million in the fourth quarter of 2011 which represents our best estimate of the loss related to these matters.

Employment Litigation

Gonzalez, et al. v. Career Education Corporation, et al. On or about September 16, 2011, Karla Gonzalez and 19 other current and former employees of Southern California School of Culinary Arts, Ltd. (“SCSCA”) who worked primarily as Admissions Representatives filed a complaint in California Superior Court for the County of Los Angeles, Northeast District. The complaint names us, SCSCA, Le Cordon Bleu, Inc. and two former SCSCA employees as defendants. In their complaint, the plaintiffs allege, among other things, that the defendants (i) failed to pay them overtime and rest break compensation in violation of the California Labor Code; (ii) owe statutory penalties under the California Labor Code for unpaid wages; (iii) engaged in unfair competition and unfair business practices in violation of the California Business and Professions Code relating to false time records and failure to pay wages owed; (iv) breached contracts by failing to pay bonuses for enrolling students; (v) engaged in unfair competition and unfair business practices in violation of the California Business and Professions Code by failing to report and intending to evade taxes; (vi) are responsible for statutory penalties under the California Private Attorneys General Act (“PAGA”) for violations of various sections of the California Code; and (vii) committed fraud by failing to pay allegedly promised bonuses and by altering time records. In their PAGA claim, plaintiffs seek recovery of penalties for violations of various wage and hour provisions of the California Code on behalf of themselves and all other similar current and former employees in California. In a first amended complaint filed in December 2011, plaintiffs dropped the individual defendants as defendants without prejudice. The remaining defendants responded to the first amended complaint on or about January 18, 2012, denying all material allegations.

A second amended complaint was deemed to be filed on April 18, 2012. The second amended complaint added the following additional claims on behalf of all plaintiffs: (viii) retaliation for complaining about alleged violations of wage and hour laws; (ix) failure to prevent retaliation; (x) violation of public policy relating to retaliation; (xi) harassment/hostile work environment allegedly created in response to complaints about violations of wage and hour laws and refusal to violate such laws; (xii) failure to prevent harassment/hostile work environment; (xiii) intentional infliction of emotional distress; and (xiv) negligent infliction of emotional distress. These new claims were alleged against each of the corporate defendants against whom counts (i) – (vii) are pending, and also against one of the individual defendants. On May 24, 2012, the Court granted defendants’ demurrer to the second amended complaint, but granted plaintiffs leave to file a third amended complaint. On or about June 1, 2012, plaintiffs filed their third amended complaint. In the third amended complaint, plaintiffs re-allege the same counts (i) – (vii) as identified above against the corporate defendants, but now also assert count (vii) against the individual defendant. It also adds newly pled counts for violation of public policy relating to retaliation (new count viii) and intentional infliction of emotional distress (new count ix). The new counts are brought against all of the defendants. Defendants filed demurrers to the new counts in the third amended complaint on June 15, 2012. A hearing on the demurrers is scheduled for August 15, 2012 and a trial is scheduled to commence on February 25, 2013.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Because of the many questions of fact and law that may arise, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for this action because these matters are in their early stages, and involve many unresolved issues of fact and law. Accordingly, we have not recognized any liability associated with this action.

Wilson, et al. v. Career Education Corporation. On or about August 11, 2011, Riley Wilson, a former Admissions Representative based in Minnesota, filed a complaint in the United States District Court for the Northern District of Illinois. The two-count complaint asserts claims of breach of contract and unjust enrichment arising from our decision to terminate our Admissions Representative Supplemental Compensation Plan. In addition to his individual claims, Wilson also seeks to represent a nationwide class of similarly situated Admissions Representatives who also were affected by termination of the plan. On October 6, 2011, we filed a motion to dismiss the complaint. On November 25, 2011, Wilson moved for class certification and appointment of class counsel, but briefing on that issue and all discovery were stayed pending a decision on the motion to dismiss. On April 13, 2012, the Court granted our motion to dismiss in its entirety and dismissed plaintiff’s complaint for failure to state a claim. The Court dismissed this action with prejudice on May 14, 2012. On June 11, 2012, plaintiff filed a Notice of Appeal with the United States Court of Appeals for the Seventh Circuit appealing the final judgment of the trial court. Plaintiffs’ appellate brief is due on August 30, 2012, our response is due on October 12, 2012, and plaintiffs’ reply is due on October 30, 2012. No hearing date for the appeal has been set.

Because plaintiff has filed a notice of appeal, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for this action. Accordingly, we have not recognized any liability associated with this action.

Other Litigation

In addition to the legal proceedings and other matters described above, we are also subject to a variety of other claims, suits and investigations that arise from time to time in the ordinary conduct of our business, including, but not limited to, claims involving students or graduates and routine employment matters. While we currently believe that such claims, individually or in aggregate, will not have a material adverse impact on our financial position, cash flows or results of operations, these other matters are subject to inherent uncertainties, and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur in any one or more of these matters, there exists the possibility of a material adverse impact on our business, reputation, financial position, cash flows, and the results of operations for the period in which the effect becomes probable and reasonably estimable.

State Investigations

The Company received from the Attorney General of the State of New York (“NYAG”) a Subpoena Duces Tecum dated May 17, 2011 (the “Subpoena”), relating to the NYAG’s investigation of whether the Company and certain of its schools have complied with certain New York state consumer protection, securities, finance and other laws. Pursuant to the Subpoena, the NYAG has requested from the Company, and certain of its schools, documents and detailed information on a broad spectrum of business practices, including such areas as marketing and advertising, student recruitment and admissions, education financing, training and compensation of admissions and financial aid personnel, programmatic accreditation, student employment outcomes, placement rates of graduates and other disclosures made to students. The documents and information sought by the NYAG in connection with its investigation cover the time period from May 17, 2005 to the present. As previously disclosed, at the direction of the Company’s Board of Directors, an independent internal investigation was

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

conducted into the determination of placement rates at the Company’s Health Education segment schools as well as a review of such practices at all of its other domestic schools. The Company has reported the results of this investigation to the NYAG. The Company continues to cooperate with the NYAG with a view towards resolving this inquiry as promptly as possible.

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

The Company received from the Department of Justice of the State of Oregon (“OR DOJ”) an Investigative Demand (“ID”) dated January 3, 2012. The ID relates to the OR DOJ’s investigation of whether the Company and AIU operating in Oregon have complied with certain Oregon state consumer protection laws. Pursuant to the ID, the OR DOJ has requested from the Company and AIU documents and detailed information on a broad spectrum of business practices, including such areas as consumer practices, accreditation, advertisements, recruitment, enrollment and admission of students, financial aid, records of discrimination complaints, academic performance, certain degree programs and student disclosures. The documents and information sought by the OR DOJ in connection with its investigation cover the time period from January 1, 2004 to the present. The Company is cooperating with the OR DOJ’s office with a view towards resolving this inquiry as promptly as possible.

We cannot predict the scope, duration or outcome of these investigations. At the conclusion of these matters, the Company or certain of its schools may be subject to claims of failure to comply with state laws or regulations and may be required to pay significant financial penalties or curtail or modify their operations. Other state attorneys general may also initiate inquiries into the Company or its schools. If any of the foregoing occurs, our business, reputation, financial position, cash flows and results of operations could be materially adversely affected. Based on information available to us at present, we cannot reasonably estimate a range of potential monetary or non-monetary impact these investigations might have on the Company because it is uncertain what remedies, if any, these regulators might ultimately seek in connection with these investigations.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrediting Body and State and Federal Regulatory Matters

Placement Determination Practices Related Matters

As previously disclosed, last year the Company’s Board of Directors directed independent legal counsel to conduct an investigation into student placement determination practices at its Health Education segment schools and to review placement determination practices at all of the Company’s other domestic schools. The Company also previously disclosed that it informed the U.S. Department of Education (“ED”), state regulators and programmatic and institutional accrediting bodies of the investigation and review of placement determination practices, as appropriate. Following the completion of the investigation and review, the Company utilized the services of an independent third party to provide placement re-verification services to further audit school placement activity where external placement rate reporting is required. The Company provided the results of these subsequent third-party re-verifications to various regulatory and accrediting bodies.

On November 14, 2011, the Company received a letter from the Accrediting Council for Independent Colleges and Schools (“ACICS”) directing the Company, on behalf of certain of its ACICS-accredited institutions in the Health Education and Art & Design segments, to show-cause as to why accreditation should not be withdrawn from these ACICS-accredited institutions. The show-cause directive, which was later expanded to include all of the Company’s ACICS-accredited institutions, related to the adequacy of the administrative practices and controls relative to the Company’s determination of job placement rates. The Company provided ACICS with certain information in response to the show-cause directive, and on May 3, 2012, the Company received notification from ACICS that ACICS vacated the show-cause directive applicable to all 71 CEC institutions accredited by ACICS.

In connection with the show-cause proceeding, ACICS reviewed information it had requested of the Company regarding the annual placement rates for the period from July 1, 2010 through June 30, 2011, which included the results of the independent third-party placement re-verifications described above. Based on ACICS’ interpretation of this information, 24 additional ACICS accredited campuses fell below ACICS’ 65% placement rate standard and therefore are subject to increased levels of accreditation oversight, joining the 36 campuses already subject to this additional oversight. This oversight includes, depending on the degree such campuses fell below the 65% placement rate standard, more detailed or frequent reporting requirements, the submission of a placement improvement plan, attendance by campus career service personnel at a placement workshop, additional requirements for new program and location approvals or on-site evaluations.

Four of these campuses, Sanford-Brown College – Indianapolis, Sanford-Brown College – Milwaukee, Sanford-Brown Institute – Landover and the online campus of IADT, were placed on probation status due to placement rates at or below 40% for the period from July 1, 2010 through June 30, 2011. We recently announced our intention to teach out the campuses in Milwaukee and Landover. These four campuses in the aggregate contributed approximately 3.6% of the Company’s 2011 consolidated revenue. Campuses on probation remain accredited. An institution is obligated to demonstrate to ACICS that the conditions or circumstances which led to the imposition of probation have been corrected before probation will be lifted, in this case meaning an increase in placement rates to a level acceptable to ACICS.

On June 7, 2012, the Accrediting Commission of Career Schools and Colleges (“ACCSC”) sent a letter notifying the Company that ACCSC had acted to direct the Company’s ten ACCSC-accredited campuses (the “ACCSC Institutions”) to show cause as to why their accreditation should not be withdrawn. The show-cause directive stems from the Company’s responses to ACCSC’s previously disclosed information requests regarding the ACCSC Institutions’ student placement determination practices and reported employment rates to ACCSC,

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which included the results of the independent third-party placement re-verifications for graduates of such institutions included in the 2011 reporting period. Nine of the ten ACCSC Institutions are dually accredited by ACICS and therefore were included in the now-vacated ACICS show-cause directive. The tenth, Le Cordon Bleu Institute of Culinary Arts – Pittsburgh, is currently in the process of teaching out its programs.

The letter from ACCSC sets forth the accreditor’s requirements for the ACCSC Institutions to demonstrate compliance with its accrediting standards, which include the accelerated submission of 2012 ACCSC employment placement rate data for each program offered at the ACCSC Institutions, utilization of an independent third party to audit 100% of this employment placement rate data, additional analysis of previously submitted placement data and an update regarding the status of ACICS accreditation for the ACCSC Institutions and the ongoing ED inquiry described below. The Company is in the process of assembling the requested information, which is due no later than September 7, 2012 for review at the November 2012 ACCSC meeting, and will continue working with ACCSC with a view towards resolving this matter as promptly as possible.

During the pendency of the ACCSC show-cause directive, the ACCSC Institutions remain accredited, but are subject to ACCSC restrictions regarding requests for any new programs or campuses.

We cannot predict with certainty the outcome of these accreditation actions, and any other matter that may arise relating to requests for additional information received by the Company from various regulators pertaining to its historical placement determination practices and the now-vacated show-cause directive from ACICS or the pending ACCSC show-cause directive. Because institutional accreditation by an accreditor recognized by ED is required for an institution to remain eligible to participate in the federal student financial aid programs, the failure by the Company to satisfactorily address the low placement rates and probationary status of certain ACICS-accredited campuses and resolve the ACCSC show-cause directive or any other matter that may arise could have a material adverse effect on our business, reputation, financial position, cash flows and results of operations.

In addition to the ACICS and ACCSC matters described above, the Company and its institutions have received other information requests regarding historical placement determination practices and related matters. As previously disclosed, the Company has responded to requests for information from ED, which has advised the Company that it is conducting an inquiry concerning possible violations by the Company of ED misrepresentation regulations in connection with historical placement rates provided to accrediting bodies, students and potential students. As also previously disclosed, ED recently moved all of the Company’s institutions from the Advance Method of Payment to Heightened Cash Monitoring 1 status. Although the Company’s existing practices substantially conform to the requirements of this more restrictive method of drawing down students’ Title IV Program funds, if ED finds violations of the Higher Education Act of 1965, as amended (“HEA”) or related regulations, ED may impose monetary or program level sanctions, or transfer the Company’s schools to Heightened Cash Monitoring 2 status, which would substantially delay the Company’s receipt of Title IV Program funds and impose additional documentation and waiting period requirements. In addition, if ED determines that an eligible institution has violated its misrepresentation regulations with regard to the publication of placement rates or other disclosures to students or prospective students, ED may revoke, limit, suspend or deny the institution’s Title IV eligibility, or impose fines. Any such action would first likely require reasonable prior notice and an opportunity for an administrative hearing (as recently confirmed by the U.S. Court of Appeals for the District of Columbia), and would be subject to appeal.

During the second quarter of 2012, the Company was advised by the Chicago Regional Office of the Securities and Exchange Commission (“SEC”) that it is conducting an inquiry pertaining to our previously reported internal investigation of student placement rate determination practices and related matters. We are cooperating fully with the inquiry. We cannot determine the eventual duration, scope or outcome of this matter.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the ED and SEC inquiries, the Company has responded to requests for information regarding its investigation and review of placement determination practices from the Higher Learning Commission of the North Central Association of Colleges and Schools, Middle States Commission on Higher Education (“Middle States”), the Accrediting Bureau of Health Education Schools, State of Pennsylvania Department Education Division of Higher and Career Education, the Arizona State Board for Private Postsecondary Education, the Minnesota Office of Higher Education and the Florida Commission for Independent Education. We cannot predict the outcome of these matters or any future regulatory or accrediting body inquiries or other legal proceedings or claims arising from the matters discussed above, and any unfavorable outcomes could have a material adverse effect on our business, results of operations, cash flows and financial position.

Other Matters

On November 28, 2011, Brown College – Mendota Heights received a show-cause directive from its primary institutional accreditor, ACCSC, related to student achievement. At its May 2012 meeting, ACCSC voted to vacate that show cause directive; however, Brown College – Mendota Heights remains subject to the above-referenced June 7, 2012 ACCSC show-cause directive applicable to all ten of our ACCSC-accredited campuses. Final action with regard to new degree program and change of location applications by Brown College – Mendota Heights will be held in abeyance until the final disposition of the broader show-cause directive.

In June 2011, Briarcliffe College’s accrediting agency, Middle States, took action to continue the school’s accreditation for a period not to exceed one year. Briarcliffe had advised Middle States of the NYAG investigation and our investigation into our determination of reported student placement rates. As directed, Briarcliffe submitted a Monitoring Report to Middle States on March 1, 2012 to provide a status update on the NYAG investigation and also hosted a visit by representatives of Middle States on April 13, 2012 focused on areas raised in the NYAG subpoena. The visiting team affirmed that Briarcliffe continued to meet the requirements of affiliation and standards of accreditation that were under review, and, on June 28, 2012, Middle States reaffirmed Briarcliffe’s accreditation. Briarcliffe will inform Middle States about any significant developments related to the NYAG investigation and will provide Middle States with a progress report no later than April 1, 2013 relating to the assessment of student learning at the institutional, program and course levels, as requested by Middle States. As a result of the June 28, 2012 reaffirmation of accreditation, Briarcliffe’s next periodic review report to Middle States is due in 2017 and its next scheduled accreditation review is in 2022.

Due to their participation in Title IV Programs, our schools and universities are subject to periodic program reviews by ED for the purpose of evaluating an institution’s compliance with Title IV Program requirements, identifying any liabilities to ED caused by errors in compliance, and improving future institutional capabilities.

ED conducted a program review of AIU in November 2009. On July 14, 2010, AIU received a copy of ED’s program review report, which is a preliminary report of ED’s findings from its program review. The Program Review Report identified six findings, two of which were deemed to be systemic findings by ED’s program review team. These two findings relate to AIU’s policy for determining student attendance in online courses for purposes of determining such students’ enrollment status, withdrawal dates and associated timing respecting the return of unearned Title IV Program funds. AIU disagreed with the program review team’s proposed determination of what constitutes appropriate documentation or verification of online academic activity during the time period covered by the review. AIU’s response noted that these two findings were based on the retroactive application of standards adopted as part of the program integrity regulations that first went into effect on July 1, 2011. The remaining four findings were isolated and generally related to processing errors. AIU submitted its response to ED’s program review report on November 29, 2010. On June 21, 2012, AIU received ED’s Final Program Review Determination letter that closed all findings without any further requirements or liability based on AIU’s response and its adoption of practices consistent with the new program integrity regulations.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An ED program review report for Gibbs College—Livingston, NJ (school closed) and a final determination letter for Katharine Gibbs School—New York, NY (school closed) have been pending with ED since 2005. Given the passage of time, it is not clear that any final reports will be issued.

Our schools and universities are also subject to periodic audits by various regulatory bodies, including the U.S. Department of Education’s Office of Inspector General (“OIG”). The OIG audit services division commenced a compliance audit of CTU in June 2010, covering the period July 5, 2009 to May 16, 2010, to determine whether CTU had policies and procedures to ensure that CTU administered Title IV Program and other federal program funds in accordance with applicable federal law and regulation. On January 13, 2012, the OIG issued a draft report identifying three findings, including one regarding the documentation of attendance of students enrolled in online programs and one regarding the calculation of returns of Title IV Program funds arising from student withdrawals without official notice to the institution. CTU submitted a written response to the OIG, contesting these findings, on March 2, 2012. CTU disagreed with the OIG’s proposed determination of what constitutes appropriate documentation or verification of online academic activity during the time period covered by the audit. CTU’s response asserted that this finding was based on the retroactive application of standards adopted as part of the program integrity regulations that first went into effect on July 1, 2011. The OIG report, along with CTU’s response, will be forwarded to ED’s Office of Federal Student Aid which will make an independent assessment of what further action, if any, is warranted.

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

10. INCOME TAXES

The components of pretax (loss) income from continuing operations for the quarters and years to date ended June 30, 2012 and 2011 are as follows:

	For the Quarters Ended June 30,		For the Years to Date Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
U.S.	$(104,276)	$78,240	$(69,665)	$179,701
Foreign	(3,456)	1,264	8,797	10,680

Total	$(107,732)	$79,504	$(60,868)	$190,381

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following is a summary of our income tax (benefit) provision and effective tax rate from continuing operations:

	For the Quarters Ended June 30,		For the Years to Date Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Pretax (loss) income	$(107,732)	$79,504	$(60,868)	$190,381
Income tax (benefit) provision	$(13,865)	$26,085	$(13,434)	$66,367
Effective tax rate	12.9%	32.8%	22.1%	34.9%

The decrease in the effective tax rate for the quarter and year to date ended June 30, 2012 as compared to the prior year was primarily due to the write-off of non-deductible goodwill and an increase in the relative percentage of operating income that our foreign and not-for-profit institutions will contribute to our consolidated results of operations; both of which reduce the consolidated effective tax rate. Additionally, the rate is also impacted by an increase in state income taxes due to the mix of earnings among states with different tax rates and various levels of operating income or loss within a given jurisdiction. The current year quarter’s effective tax rate also includes a $2.0 million favorable tax adjustment related to the resolution of various state tax exposures and the expiration of the statute of limitations on other state tax exposures.

We estimate that it is reasonably possible that the liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $5.0 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter and year to date ended June 30, 2012 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of June 30, 2012, we had accrued $3.6 million as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely examined by federal, state and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service completed its examination of our U.S. income tax returns through our tax year ended December 31, 2007.

11. STOCK REPURCHASE PROGRAM

During the quarter ended June 30, 2012, we did not repurchase any shares of our common stock. Year to date through June 30, 2012, we repurchased 6.1 million shares of our common stock for approximately $56.4 million at an average price of $9.29 per share. As of June 30, 2012, approximately $183.3 million was available under our authorized stock repurchase program to repurchase outstanding shares of our common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. The repurchase of shares of our common stock reduces the amount of cash available to pay cash dividends to our stockholders. We have never paid cash dividends on our common stock.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Career Education Corporation 2008 Incentive Compensation Plan (the “2008 Plan”) authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share granted for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award will be counted as 1.67 shares for each share granted for purposes of the aggregate share limit. As of June 30, 2012, there were approximately 6.4 million shares of common stock available for future share-based awards under the 2008 Plan. This amount does not reflect the 1.3 million restricted stock units awarded in the current year to date, which upon vesting will be settled in shares of our common stock and thus reduce the common stock available for future share-based awards under the 2008 Plan by the amount vested.

As of June 30, 2012, we estimate that compensation expense of approximately $20.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, including stock options, shares of restricted stock and restricted stock units. We expect to satisfy the exercise of stock options, any future distribution of shares of restricted stock and future distribution of shares upon settlement of restricted stock units by issuing new shares of common stock or by using treasury shares.

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

Stock option activity during the year to date ended June 30, 2012 under all of our plans was as follows:

	Options	Weighted Average Exercise Price
	(In thousands)
Outstanding as of December 31, 2011	3,353	$27.79
Granted	505	8.18
Exercised	—	—
Forfeited	(28)	17.88
Cancelled	(704)	23.39

Outstanding as of June 30, 2012	3,126	$25.70

Exercisable as of June 30, 2012	2,330	$29.42

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes information with respect to all outstanding restricted stock and restricted stock units under our plans during the year to date ended June 30, 2012:

	Restricted Stock (Shares and Units in thousands)
	Shares	Weighted Average Grant-Date Fair Value Per Share	Units	Weighted Average Grant-Date Fair Value Per Unit	Total
Outstanding as of December 31, 2011	1,797	$24.74	—	$—	1,797
Granted	—	—	1,348	8.58	1,348
Vested	(360)	24.88	—	—	(360)
Forfeited	(302)	25.34	(78)	8.63	(380)

Outstanding as of June 30, 2012	1,135	$24.57	1,270	$8.58	2,405

13. WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted net (loss) income per share for the quarters and years to date ended June 30, 2012 and 2011 were as follows:

	For the Quarters Ended June 30,		For the Years to Date Ended June 30,
	2012	2011	2012	2011
	(Shares in thousands)
Basic common shares outstanding	66,034	74,882	66,439	75,507
Common stock equivalents	—	651	—	667

Diluted common shares outstanding	66,034	75,533	66,439	76,174

Basic net (loss) income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive common shares outstanding is computed using the Treasury Stock Method and reflects the additional shares that would be outstanding if dilutive stock options were exercised and restricted stock and restricted stock units were settled for common shares during the period.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to the fact that we had a loss from continuing operations for the quarter and year to date ended June 30, 2012, potential common stock equivalents are excluded from the diluted common shares outstanding calculation. Per FASB ASC Topic 260 – Earnings Per Share, an entity that reports discontinued operations shall use income or loss from continuing operations as the benchmark for calculating diluted common shares outstanding, and as such, we have zero common stock equivalents since these shares would have an anti-dilutive effect on our net income per share for the quarter and year to date ended June 30, 2012. Certain unexercised stock option awards, unvested restricted stock and unvested restricted stock units are excluded from our computations of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive awards that were excluded from our computations of diluted earnings per share were 3.1 million for the quarter ended June 30, 2011 and 2.7 million for the year to date ended June 30, 2011.

In addition to the common stock issued upon the exercise of employee stock options and the granting of restricted stock, we issued less than 0.1 million shares for each of the quarters and years to date ended June 30, 2012 and 2011 upon the purchase of common stock pursuant to our employee stock purchase plan.

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

AIU includes our American InterContinental University schools. These schools collectively offer academic programs in the career-oriented disciplines of business studies, accounting, information technologies, criminal justice, fashion marketing and design, media production, interior design, visual communication and education in an online, classroom or laboratory setting.

Health Education includes our Sanford-Brown schools, along with Brown College, Briarcliffe College and Missouri College. These schools collectively offer academic programs in the career-oriented disciplines of health education, complemented by certain programs in business studies and information technology, in a classroom, laboratory or online setting.

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

Summary financial information by reporting segment is as follows:

	Revenue		Operating Income (Loss)
	For the Quarters Ended June 30,		For the Quarters Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
CTU	$94,859	$112,061	$11,515	$33,973
AIU	78,841	98,031	6,878	26,337
Health Education (1)	75,751	109,825	(67,253)	3,381
Culinary Arts	58,301	83,259	(4,441)	13,174
Art & Design (2)	40,054	56,676	(46,971)	7,675
International	21,140	25,151	(2,406)	2,038
Corporate and Other	20	(125)	(5,419)	(7,267)

Total	$368,966	$484,878	$(108,097)	$79,311

	Revenue		Operating Income (Loss)
	For the Years to Date Ended June 30,		For the Years to Date Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
CTU	$194,774	$230,126	$30,560	$70,261
AIU	167,781	202,305	21,539	53,954
Health Education	166,976	226,134	(79,097)	15,011
Culinary Arts	121,847	175,032	(4,449)	26,941
Art & Design	87,722	121,276	(47,860)	18,070
International	63,969	61,966	10,719	11,793
Corporate and Other (3)	34	(261)	7,122	(7,844)

Total	$803,103	$1,016,578	$(61,466)	$188,186

	Total Assets as of (4)
	June 30, 2012	December 31, 2011
	(Dollars in thousands)
CTU	$73,206	$74,648
AIU	66,871	73,090
Health Education	88,507	149,444
Culinary Arts	204,647	215,318
Art & Design	40,891	88,869
International	253,557	277,140
Corporate and Other	391,148	417,182
Discontinued Operations	20,263	20,429

Total	$1,139,090	$1,316,120

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Second quarter of 2012 included a $41.9 million goodwill impairment charge, $1.1 million in asset impairment charges recorded as a result of the decision made in the second quarter of 2012 to teach out several schools and a $1.0 million trade name impairment charge. Second quarter of 2011 included a $2.0 million charge related to the impairment of accreditation rights intangible assets.
(2)	Second quarter of 2012 included a $41.5 million goodwill impairment charge.
(3)	Year to date June 2012 operating income includes a $19.0 million insurance recovery related to the settlement of claims under certain insurance policies. Year to date June 30, 2011 operating loss includes a $7.0 million insurance recovery related to previously settled legal matters and a $1.4 million gain on the sale of real estate.
(4)	Total assets do not include the following intercompany activity: receivable or payable activity between schools and corporate and investments in subsidiaries.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The MD&A is intended to help investors understand the results of operations, financial condition and present business environment. The MD&A is organized as follows:

•	2012 Second Quarter Overview

•	Consolidated Results of Operations

•	Segment Results of Operations

•	Summary of Significant Accounting Policies and Estimates

•	Liquidity and Capital Resources

2012 SECOND QUARTER OVERVIEW

During the second quarter of 2012, the Company continued to experience declining revenues and an operating loss which we believe is a result of a number of factors, including ongoing regulatory scrutiny of the private sector postsecondary industry, weak economic conditions and lengthening of the student decision-making process. The impact of these factors continues to most significantly affect our domestic career education ground-based institutions which collectively reported a fifty-six percent decline in new student starts in the second quarter of 2012 as compared to the prior year quarter. On a consolidated basis, the forty percent decline in new student starts coupled with a decline in average student population as compared to the prior year quarter resulted in a twenty-four percent decline in total revenue as compared to the prior year quarter. We reported an operating loss of $108.1 million for the quarter ended June 30, 2012 as compared to operating income of $79.3 million in the prior year quarter. The current quarter’s results include $85.6 million in non-cash goodwill and asset impairment charges.

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, our Art & Design and Health Education reporting units have experienced an elevated level of risk of exposure to goodwill impairment due to the current regulatory environment, reduced new student interest and changes to their business models. In connection with our quarterly assessment of indicators of goodwill impairment, we concluded that as of June 30, 2012, there were events or circumstances which occurred during the second quarter which indicated that the fair value of either of these reporting units could be below its respective carrying value. An interim impairment test was performed for each of these reporting units which resulted in goodwill impairment charges of $83.4 million being recorded in the second quarter of 2012. In addition, a $1.0 million trade name impairment charge was recorded within our Health Education segment. As of June 30, 2012, we had $130.9 million of goodwill reported within our AIU, CTU and International reporting units for which we determined that, as of that date, there were no events or circumstances which took place during the second quarter that would indicate that the fair value of the reporting unit would fall below its respective carrying value. We continue to monitor the operating results and cash flows of each our reporting units on a quarterly basis for signs of possible declines in estimated fair value and potential goodwill impairment.

In addition to the goodwill and trade name impairment charges, we recorded $1.2 million in asset impairment charges in the second quarter of 2012 related to our decision to teach out AIU’s South Florida campus in Weston, Florida and three of our Health Education campuses — Sanford-Brown Institute — Landover, Sanford-Brown College — Milwaukee, and Sanford-Brown College — Collinsville. These decisions came after evaluating a number of factors including, but not limited to: the overall performance of the campus including operating results, new student starts, placement opportunities in the local market, degree of market competition from both for-profit and not-for-profit schools and the existing lease obligation for the campus. For the most part, the lease expiration is concurrent with the expected last day of attendance for current students based on their matriculation paths. Along with the asset impairment charge of $1.2 million discussed above, our second quarter results included $1.5 million for severance and employee retention awards associated with these actions.

Despite the challenges facing the industry and our Company, we made progress across each of our three strategic imperatives during the second quarter. Those strategic imperatives are:

•	to resolve the current regulatory challenges, predominantly within our career institutions,

•	to simplify the organization, and

•	to establish a well-defined strategy.

Regulatory Challenges

With respect to the current regulatory challenges, on June 7, 2012, the Accrediting Commission of Career Schools and Colleges (“ACCSC”) sent a letter notifying the Company that it had acted to direct the Company’s ten ACCSC-accredited institutions to show cause as to why accreditation should not be withdrawn from each of the institutions. The show-cause directive stems from the Company’s response to ACCSC’s previously disclosed information requests regarding the institutions’ student placement determination practices and reported employment rates to ACCSC.

The letter from ACCSC sets forth the accreditor’s requirements for the institutions to demonstrate compliance with its accrediting standards, which include the accelerated submission of 2012 ACCSC employment placement rate data for each program offered at the institutions, utilization of an independent third-party to audit 100 percent of this employment placement rate data, additional analysis of previously submitted placement data and an update regarding the status of ACICS accreditation for the institutions and the related U.S. Department of Education inquiry. The Company is in the process of assembling the requested information, which is due no later than September 7, 2012 for review at the November 2012 ACCSC meeting, and will continue working with ACCSC with a view towards resolving this inquiry as promptly as possible.

As previously disclosed, we closed the internal investigation into our determination of placement rates. On May 3, 2012, we received notification from ACICS that it acted at its April 20, 2012 meeting to immediately vacate the show-cause directive with respect to our past determination of placement rates applicable to all seventy-one CEC campuses accredited by ACICS.

ACICS also placed twenty-four additional ACICS-accredited campuses that fell below ACICS’s 65% placement rate standard on increased levels of accreditation oversight, joining the thirty-six campuses already subject to this additional oversight. This additional oversight includes, depending on the degree such campuses fell below the agency’s 65% placement rate standard, more detailed or frequent reporting requirements, the submission of a corrective action plan, attendance by campus career service personnel at a placement workshop, additional requirements for new program and location approvals or on-site evaluations. Four of these campuses, International Academy of Design & Technology — Online, Sanford-Brown College — Indianapolis, Sanford-Brown College — Milwaukee and Sanford-Brown Institute — Landover, were placed on probation status due to placement rates at or below 40% for the period from July 1, 2010 through June 30, 2011. These four campuses in the aggregate contributed approximately 3.6% of the Company’s 2011 consolidated revenue.

During the second quarter of 2012, we remained focused on improving the placement of our graduates. Our increased number of career services personnel are focused on assisting our students with finding employment following completion of their academic program. In addition, we believe the tools and outreach resources made available to career services advisers, signed agreements with two career search providers, and increased mailings and phone calls to businesses to develop relationships to determine what job openings they may have for our graduates will help improve the pace of placements for our graduates. However, the challenging employment environment remains. As previously disclosed, we entered 2012 at a lower than anticipated pace in helping our students achieve job placements for the 2011 — 2012 cohort. To the extent that we cannot place a sufficient percentage of students in the future to meet various requirements, we will cap student enrollments and/or teach students out of the respective program.

As part of resolving the current regulatory challenges facing the Company, we continue to make changes to improve our 90-10 position across certain campuses. Those changes include the introduction of pre-enrollment testing, increasing tuition levels within all Health Education campuses, counseling students to carefully evaluate the amount of necessary Title IV Program borrowing, emphasizing employer-paid and other direct-pay education programs, and for certain programs, instituting program caps and discontinuations and delaying up to $25.0 million in disbursement and subsequent receipt of Title IV funds until the first quarter of 2013.

Finally, as it relates to the current regulatory activities, as previously disclosed, we have been working with ED, ACICS and numerous state regulators to consolidate as many as nineteen separate institutions or OPEIDs into a single institution or OPEID. After nearly one year with this application still being reviewed, we decided during the quarter that we would suspend this effort and withdraw our application. The ongoing delay in approval of the consolidation application has impeded our ability to seek new program approvals — a process that we believe is critical to better serving our students. As a result of withdrawing the consolidation application, we will be positioned to seek program approvals to help meet these objectives.

Simplified Organization

In the second quarter of 2012, we continued to centralize certain functions, including admissions, financial aid and administrative support functions into our shared services organization, most notably within Health Education. We continue to seek opportunities across all of our ground campuses to leverage the use of shared services where possible. In addition, with the organizational announcements made during the quarter regarding the hiring of Dan Hurdle to lead our Career Schools Education Group and naming Jason Friesen to lead our University Education Group, we will concentrate and enhance resources on academic focus, consolidate and align similar institutions and ultimately better position the company in a competitive marketplace through fewer, stronger institutional brands. As we proceed through this reorganization, we will reassess the reporting segments for which the Company reports its results of operations.

Strategy

Strategically, we remain committed to providing students with program offerings which will allow them to further advance their career aspirations. In doing so, we are mindful to offer programs which match market demands so as to meet both internal and external standards for student outcomes and other regulatory requirements.

We have also introduced steps to improve our ability to identify students who are more likely to be interested in and ultimately successful in completing their program of study. A part of our strategy also includes improving our ability to identify prospective students directly through our institutions’ websites and channels other than through our current level of reliance on lead aggregators. Our investment in the CTU branding campaign and the use of viral campaigns within AIU represent examples of actions taken in the recent past to shift how prospective students are made aware of our program offerings. We also are working with a third party consultant to provide insights into other ways in which we can reach prospective students, assist in their decision to enroll in one of our institutions and ultimately successfully complete their respective course of study.

Finally, we continue to seek opportunities to leverage the use of technology to enhance student learning and experience.

We believe that executing against these strategic imperatives will provide the platform for which to return our business to sustainable growth over the long-term. However, in the near future, we continue to operate in a very challenging environment as we believe new student demand continues to slow; new students become more hesitant to take on debt given the uncertainty in the labor market; we implement a number of program changes in response to the regulatory environment and our industry continues to remain in the forefront of negative publicity. All of these factors have negatively impacted our results of operations for the first half of 2012 and we believe will continue to negatively impact the Company’s operating results for the remainder of the year.

As we exit the second quarter of 2012, we remain focused on the Company’s mission of putting our students’ success first, and we believe we have a number of foundational steps in place to reposition the Company for the future.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters ended June 30, 2012 and 2011.

	For the Quarters Ended June 30,				% Change
	2012	% of Total Revenue	2011	% of Total Revenue	2012 vs. 2011
	(Dollars in thousands)
TOTAL REVENUE	$368,966		$484,878		-23.9%

OPERATING EXPENSES
Educational services and facilities	145,848	39.5%	158,012	32.6%	-7.7%
General and administrative:
Advertising	78,492	21.3%	68,928	14.2%	13.9%
Admissions	45,239	12.3%	48,160	9.9%	-6.1%
Administrative	93,494	25.3%	97,975	20.2%	-4.6%
Bad debt	8,392	2.3%	9,542	2.0%	-12.1%

Total general and administrative expense	225,617	61.1%	224,605	46.3%	0.5%

Depreciation and amortization	20,020	5.4%	20,274	4.2%	-1.3%
Goodwill and asset impairment	85,578	23.2%	2,676	0.6%	NM

OPERATING (LOSS) INCOME	(108,097)	-29.3%	79,311	16.4%	-236.3%

PRETAX (LOSS) INCOME	(107,732)	-29.2%	79,504	16.4%	-235.5%
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(13,865)	-3.8%	26,085	5.4%	-153.2%

Effective tax rate	12.9%		32.8%
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(93,867)	-25.4%	$53,419	11.0%	-275.7%
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(6,367)	-1.7%	1,934	0.4%	-429.2%

NET (LOSS) INCOME	$(100,234)	-27.2%	$55,353	11.4%	-281.1%

Educational services and facilities expense includes costs directly attributable to the educational activities of our schools, including: (1) salaries and benefits of faculty, academic administrators, and student support personnel, (2) costs of educational supplies and facilities, including rents on school leases, certain costs of establishing and maintaining computer laboratories, costs of student housing, and owned and leased facility costs, and (3) certain student financing costs. Also included in educational services and facilities expense are costs of other goods and services provided by our schools, including costs of textbooks, laptop computers, dormitory services, restaurant services, contract training and cafeteria services.

General and administrative expense includes salaries and benefits of personnel in corporate and school administration, marketing, admissions, financial aid, accounting, human resources, legal and compliance. Other expenses within this expense category include costs of advertising and production of marketing materials, occupancy of the corporate offices and bad debt expense.

Quarter Ended June 30, 2012 as Compared to Quarter Ended June 30, 2011

Revenue

The decline in revenue as compared to the prior year quarter was a result of declines in revenue across all of our segments, most notably within Health Education, Culinary Arts and Art & Design. We believe our domestic institutions continue to be impacted by external factors including economic conditions, negative publicity, extended student decision-making timelines and changes in regulatory requirements. These factors contributed to the continued decline in new student interest which, coupled with a decrease in the rate at which prospective students make the decision to join the institution as new students, resulted in decreases in both student population and new student starts as compared to the prior year quarter, leading to the decline in revenue. Additionally, Culinary Arts continued to experience lower revenue-per-student as compared to the prior year quarter due to the change in degree mix resulting from the business model changes that were implemented in the third quarter of 2011. International’s revenue decreased 15.9% as compared to the prior year quarter, which includes $3.3 million or 13.1% in unfavorable effects of foreign currency exchange rates.

Educational Services and Facilities Expense

The decrease in educational services and facilities expense as compared to the prior year quarter is mainly driven by lower academic costs, most notably bookstore and faculty costs as a result of lower student population across all of our institutions. We continue to closely monitor the variable costs while maintaining optimal student-teacher ratios. As a percentage of revenue, educational services and facilities expense increased as compared to the prior year quarter primarily due to fixed costs, including occupancy costs and certain academic expenses, remaining relatively flat as compared to the prior year quarter.

General and Administrative Expense

The slight increase in general and administrative expense as compared to the prior year quarter was driven by our increase in advertising expense, most notably through our continued investment in the CTU branding campaign, partially offset by our focus on reducing variable costs across all reporting segments as revenues decline. During the quarter, we continued to identify opportunities to simplify the organization which resulted in further centralization of functions, including student finance and certain admissions activities.

Bad debt expense incurred by each of our reportable segments during the quarters ended June 30, 2012 and 2011 was as follows:

	For the Quarters Ended June 30,
	2012	% of Segment Revenue	2011	% of Segment Revenue
	(Dollars in thousands)
Bad debt expense by segment:
CTU	$2,283	2.4%	$2,256	2.0%
AIU	300	0.4%	(1,129)	-1.2%
Health Education	3,078	4.1%	3,106	2.8%
Culinary Arts	2,256	3.9%	4,801	5.8%
Art & Design	558	1.4%	630	1.1%
International	182	0.9%	187	0.7%
Corporate and Other	(265)	N/A	(309)	N/A

Total bad debt expense	$8,392	2.3%	$9,542	2.0%

Bad debt expense decreased $1.2 million as compared to the prior year quarter, primarily within Culinary Arts. The decline in bad debt expense within Culinary Arts is attributable to both the decline in revenue as compared to the prior year quarter, as well as the impact of our decision in previous years to no longer offer extended payment plans to new students. Student receivables under extended payment plans have historically experienced lower repayment rates. In the prior year quarter, AIU reported negative bad debt expense due to the timing of the receipt of Title IV funds.

Goodwill and Asset Impairment

In connection with our quarterly review process, we concluded for our Art & Design and Health Education reporting units that certain triggering events had occurred which could result in it being more likely than not that the fair value of each reporting unit would be less than its carrying amount. As a result, the Company conducted an interim impairment test for these two reporting units which resulted in goodwill impairment charges of $83.4 million and trade name impairment charges of $1.0 million being recorded in the current quarter. We also recorded asset impairment charges of $1.2 million associated with the decision made in the current year quarter to teach out four campuses. See Note 8 “Goodwill and Other Intangible Assets” of the notes to our unaudited consolidated financial statements for additional information. The prior year quarter included $2.7 million of goodwill and asset impairment charges primarily associated with the consolidation of certain accreditation rights for several of our institutions.

Operating (Loss) Income

The operating loss reported for the current year quarter resulted from the decline in revenues across all of our segments being more significant than the decline in operating expenses as we continue to experience the impacts of the deleveraging of our business. The current year quarter’s operating loss also included goodwill and asset impairment charges of $85.6 million.

(Loss) Income from Discontinued Operations

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

(Benefit from) Provision for Income Taxes

Our consolidated effective tax rate for continuing operations was 12.9% for the current year quarter, as compared to 32.8% for the prior year quarter. The effective tax rate for interim reporting purposes is calculated based upon the Company’s full-year projected results of operations. The current year effective tax rate is impacted by a write-off of non-deductible goodwill and by an increase in the relative percentage of operating income that our foreign and not-for-profit institutions will contribute to consolidated results, both of which reduce the consolidated effective tax rate. Additionally, the effective tax rate for the current year quarter is also impacted by an increase in state income taxes due to the mix of earnings among states with different tax rates and various levels of operating income or loss within a given jurisdiction. The current year quarter’s effective tax rate also included a $2.0 million favorable tax adjustment related to the resolution of various state tax exposures and the expiration of the statute of limitations on other state tax exposures.

Year to Date Ended June 30, 2012 as Compared to Year to Date Ended June 30, 2011

	For the Years to Date Ended June 30,				% Change
	2012	% of Total Revenue	2011	% of Total Revenue	2012 vs. 2011
	(Dollars in thousands)
TOTAL REVENUE	$803,103		$1,016,578		-21.0%

OPERATING EXPENSES
Educational services and facilities	298,533	37.2%	323,643	31.8%	-7.8%
General and administrative:
Advertising	154,957	19.3%	142,963	14.1%	8.4%
Admissions	94,348	11.7%	98,991	9.7%	-4.7%
Administrative	173,134	21.6%	192,864	19.0%	-10.2%
Bad debt	17,810	2.2%	26,848	2.6%	-33.7%

Total general and administrative expense	440,249	54.8%	461,666	45.4%	-4.6%

Depreciation and amortization	40,126	5.0%	40,407	4.0%	-0.7%
Goodwill and asset impairment	85,661	10.7%	2,676	0.3%	NM

OPERATING (LOSS) INCOME	(61,466)	-7.7%	188,186	18.5%	-132.7%

PRETAX (LOSS) INCOME	(60,868)	-7.6%	190,381	18.7%	-132.0%
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(13,434)	-1.7%	66,367	6.5%	-120.2%

Effective tax rate	22.1%		34.9%
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(47,434)	-5.9%	$124,014	12.2%	-138.2%
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(724)	-0.1%	4,374	0.4%	-116.6%

NET (LOSS) INCOME	$(48,158)	-6.0%	$128,388	12.6%	-137.5%

Revenue

All of our domestic segments reported a decline in revenue as compared to the prior year to date, most notably within Culinary Arts, Art & Design and Health Education. This decline was driven by 16% fewer students enrolled within our domestic institutions as of the beginning of the year coupled with lower new student starts for the first six months of 2012 as compared to 2011. New student interest continues to fall below prior year levels. For the six months ended June 30, 2012, our International segment’s revenue increased $2.0 million, or 3.2% as compared to the prior year to date. These results include $5.3 million in unfavorable effects of foreign currency exchange rates.

Educational Services and Facilities Expense

The decrease in educational services and facilities expense as compared to the prior year to date is mainly driven by lower academic costs, most notably bookstore and faculty costs. We continue to closely monitor the variable costs while maintaining optimal student-teacher ratios. The increase in educational services and facilities expense as a percentage of revenue as compared to the prior year to date is due to occupancy costs and the fixed nature of certain academic expenses.

General and Administrative Expense

The decline in general and administrative expense as compared to the prior year to date is mainly due to lower administrative and bad debt expenses. The current year to date administrative expense includes a $19.0 million insurance recovery recorded within Corporate and Other related to the settlement of claims under certain insurance policies. The prior year to date administrative expense included a $7.0 million insurance recovery related to previously settled legal matters. Advertising expense increased as compared to the prior year to date primarily due to CTU’s branding campaign which began late in the first quarter of 2012.

Bad debt expense incurred by each of our reportable segments during the years to date ended June 30, 2012 and 2011 was as follows:

	For the Years to Date Ended June 30,
	2012	% of Segment Revenue	2011	% of Segment Revenue
	(Dollars in thousands)
Bad debt expense by segment:
CTU	$4,308	2.2%	$4,367	1.9%
AIU	2,541	1.5%	1,539	0.8%
Health Education	5,241	3.1%	5,302	2.3%
Culinary Arts	4,419	3.6%	12,364	7.1%
Art & Design	1,399	1.6%	3,066	2.5%
International	624	1.0%	470	0.8%
Corporate and Other	(722)	N/A	(260)	N/A

Total bad debt expense	$17,810	2.2%	$26,848	2.6%

Bad debt expense decreased both in amount and as a percentage of revenue, driven mainly by the decrease within Culinary Arts. The decline in bad debt expense is attributable to both the decline in revenue as compared to the prior year to date, as well as the impact of our decision in prior years to no longer offer extended payment plans to new students. Student receivables under extended payment plans have historically experienced lower repayment rates. As of June 30, 2012, the consolidated amount of outstanding student receivables, net of allowance for doubtful accounts, related to extended payment plans was $5.7 million.

Goodwill and Asset Impairment

Goodwill and asset impairment charges relate primarily to goodwill impairment charges recorded in the current year quarter within our Health Education and Art & Design reporting units. The prior year to date goodwill and asset impairment expense of $2.7 million primarily related to the asset impairment charge associated with the consolidation of certain accreditation rights for several of our institutions. See Note 8 “Goodwill and Other Intangible Assets” of the notes to our unaudited consolidated financial statements for additional information.

Operating (Loss) Income

The current year to date operating loss of $61.5 million includes $85.7 of goodwill and asset impairment charges and an insurance recovery of $19.0 million related to the settlement of claims under certain insurance policies recorded in the first quarter of 2012. The decline in revenues in the current year to date across all of our domestic segments more than offset the decline in operating expenses as we continue to experience the impacts of the deleveraging of our business. Prior year to date operating income of $188.2 million included a $7.0 million insurance recovery related to the settlement of certain legal matters and $2.7 million in asset impairment charges.

(Benefit from) Provision for Income Taxes

The decrease in our consolidated effective income tax rate for continuing operations for the current year to date as compared to the prior year to date was primarily due to the effective tax rate for interim reporting purposes being calculated based upon the Company’s full-year projected results of operations. The current year effective tax rate is impacted by a write-off of non-deductible goodwill and by an increase in the relative percentage of operating income that our foreign and not-for-profit institutions will contribute to consolidated results, both of which reduce the consolidated effective tax rate. Additionally, the effective tax rate for the current year to date is also impacted by an increase in state income taxes due to the mix of earnings among states with different tax rates and various levels of operating income or loss within a given jurisdiction. The current year’s effective tax rate also included a $2.0 million favorable tax adjustment related to the resolution of various state tax exposures and the expiration of the statute of limitations on other state tax exposures.

SEGMENT RESULTS OF OPERATIONS

The following tables set forth unaudited historical segment results for the periods presented. Results for the prior year quarter have been reclassified to be comparable to the current year presentation.

	For the Quarters Ended June 30,
	(Dollars in thousands)
	REVENUE			OPERATING (LOSS) INCOME		OPERATING MARGIN (LOSS)
	2012	2011	% Change	2012	2011	2012	2011
CTU	$94,859	$112,061	-15.4%	$11,515	$33,973	12.1%	30.3%
AIU	78,841	98,031	-19.6%	6,878	26,337	8.7%	26.9%
Health Education	75,751	109,825	-31.0%	(67,253)	3,381	-88.8%	3.1%
Culinary Arts	58,301	83,259	-30.0%	(4,441)	13,174	-7.6%	15.8%
Art & Design	40,054	56,676	-29.3%	(46,971)	7,675	-117.3%	13.5%
International	21,140	25,151	-15.9%	(2,406)	2,038	-11.4%	8.1%
Corporate and Other	20	(125)		(5,419)	(7,267)

Total	$368,966	$484,878	-23.9%	$(108,097)	$79,311	-29.3%	16.4%

	NEW STUDENT STARTS			STUDENT POPULATION
	For the Quarters Ended June 30,			As of June 30,
	2012	2011	% Change	2012	2011	% Change

CTU	5,910	7,810	-24%	23,500	28,100	-16%
AIU	3,050	4,290	-29%	14,500	17,600	-18%
Health Education	2,430	7,750	-69%	17,200	29,100	-41%
Culinary Arts	2,410	3,700	-35%	12,100	13,200	-8%
Art & Design	690	1,000	-31%	7,600	10,000	-24%
International	510	310	65%	2,700	3,600	-25%

Total	15,000	24,860	-40%	77,600	101,600	-24%

Quarter Ended June 30, 2012 as Compared to the Quarter Ended June 30, 2011

CTU. Current quarter revenue decreased $17.2 million as compared to the prior year quarter primarily due to declining student population resulting from lower carry-in student population at the beginning of 2012 and the decline in new student interest in the first half of 2012 as compared to the prior year quarter.

Current quarter operating income decreased $22.5 million as compared to the prior year quarter. During the second quarter of 2012, CTU continued its new brand campaign which increased advertising expense approximately $8.0 million as compared to the prior year quarter. As a result, operating margin declined due to the decrease in revenue coupled with an overall increase in operating expenses.

AIU. Current quarter revenue decreased $19.2 million as compared to the prior year quarter resulting mainly from the continued decline in student population. Student population decreased as compared to the prior year quarter due to lower beginning student population and the decline in new student starts as a result of weakened student interest across the industry.

Current quarter operating income decreased by $19.5 million as a result of the decrease in revenue, coupled with a slight increase in operating expense as compared to the prior year quarter. An increase in bad debt expense as compared to the prior year quarter was due to the timing of Title IV cash receipts in the prior year. In addition, the current year operating expenses include $2.1 million of charges related to exiting space at one of our admissions centers and costs related to the decision to teach out one of our ground campuses.

Health Education. Revenue decreased $34.1 million as compared to the prior year quarter driven by the decrease in student population. The continued decline in new student interest across the industry contributed to the decrease in new student starts as compared to the prior year quarter. In addition, a calendar shift which resulted in one less new student start cohort in the current year quarter, as well as initiatives such as the capping of enrollment in certain programs, implementation of new entrance requirements and the decision to teach out certain programs, contributed to the decline in student population and new student starts as compared to the prior year quarter.

The current year quarter resulted in an operating loss of $67.3 million. The current year quarter included a goodwill impairment charge of $41.9 million, a $1.1 million asset impairment charge associated with the decision made in the second quarter of 2012 to teach out three campuses and a trade name impairment charge of $1.0 million. The prior year quarter included asset impairment charges of approximately $2.0 million related to certain accreditation rights. The decline in revenue coupled with goodwill and asset impairment charges, as well as the inability to reduce operating costs at the same pace as the decline in revenue, drove the decrease in operating margin as compared to the prior year quarter. We continue to implement cost control efforts to reduce variable costs as student population declines.

Culinary Arts. Current quarter revenue decreased $25.0 million as compared to the prior year quarter. The decrease was partially due to a decrease in revenue-per-student due to a change in the mix of students as more students participate in the certificate program versus the associate program. In addition, the decline in student population was driven by a decrease in new student starts as compared to the prior year quarter. New student starts decreased as compared to the prior year quarter as a result of several factors, including an overall decline in new student interest, a lower rate of prospective students deciding to join the institution as new students and a calendar shift which resulted in one less new student start cohort in the current year quarter.

The current year quarter loss of $4.4 million was driven by the inability to reduce operating costs at the same pace as the decline in revenue. Fixed costs required to operate the campuses, including occupancy and certain academic and administrative expenses, remained relatively flat as compared to the prior year quarter. As student population declines, we continue to implement cost control efforts to reduce variable costs.

Art & Design. Current quarter revenue decreased $16.6 million as compared to the prior year quarter resulting from the decline in new student starts as compared to the prior year quarter. The decrease in new student starts resulted from the continued decline in new student interest coupled with a decrease in the rate at which prospective students are deciding to join the institution as new students.

The current year quarter operating loss of $47.0 million included a goodwill impairment charge of $41.5 million. In addition, we continue to implement cost control efforts to reduce variable costs as student population declines. Despite our cost control efforts, we were unable to reduce operating costs at the same pace as the decline in revenue.

International. Current quarter revenue decreased $4.0 million, or 15.9% as compared to the prior year quarter. Revenue was negatively impacted in the current year quarter by a change in the academic calendar for the master’s program, which resulted in less revenue earned in the current year quarter as compared to the prior year quarter. In addition, revenue was negatively impacted by $3.3 million of unfavorable foreign currency exchange rates. Excluding the impact of unfavorable foreign currency exchange rates, revenue would have decreased approximately $0.7 million, or 2.8 % as compared to the prior year quarter.

The decline in revenue combined with an increase in academic expense, related to continued investments being made at certain institutions within INSEEC Group as it prepares to seek internationally recognized programmatic accreditation, resulted in an operating loss of $2.4 million in the current year quarter.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire Company. Corporate and Other costs decreased $1.8 million as compared to the prior year quarter as we continued to manage our overall cost structure.

Year to Date Ended June 30, 2012 as Compared to the Year to Date Ended June 30, 2011

	For the Years to Date Ended June 30,
	(Dollars in thousands)
	REVENUE			OPERATING (LOSS) INCOME		OPERATING MARGIN (LOSS)
	2012	2011	% Change	2012	2011	2012	2011
CTU	$194,774	$230,126	-15.4%	$30,560	$70,261	15.7%	30.5%
AIU	167,781	202,305	-17.1%	21,539	53,954	12.8%	26.7%
Health Education	166,976	226,134	-26.2%	(79,097)	15,011	-47.4%	6.6%
Culinary Arts	121,847	175,032	-30.4%	(4,449)	26,941	-3.7%	15.4%
Art & Design	87,722	121,276	-27.7%	(47,860)	18,070	-54.6%	14.9%
International	63,969	61,966	3.2%	10,719	11,793	16.8%	19.0%
Corporate and Other	34	(261)		7,122	(7,844)

Total	$803,103	$1,016,578	-21.0%	$(61,466)	$188,186	-7.7%	18.5%

	NEW STUDENT STARTS
	For the Years to Date Ended June 30,
	2012	2011	% Change
CTU	11,730	15,250	-23%
AIU	9,690	12,950	-25%
Health Education	7,920	16,890	-53%
Culinary Arts	5,570	7,260	-23%
Art & Design	1,930	3,240	-40%
International	1,250	1,100	14%

Total	38,090	56,690	-33%

CTU. Current year to date revenue decreased $35.4 million as compared to the prior year to date primarily due to 19% fewer students being enrolled in the school as of the beginning of 2012 as compared to 2011. This decline in carry-in student population, coupled with lower new student starts for the first six months of 2012, drove the decline in revenue.

Current year to date operating income decreased $39.7 million as compared to the prior year to date driven by the decline in revenue, as well as an $11.0 million increase in advertising expense primarily related to the brand campaign launched in the first quarter of 2012. Operating margin declined resulting from the decrease in revenue without a corresponding decrease in operating expenses.

AIU. Current year to date revenue decreased $34.5 million as compared to the prior year to date resulting from a combination of the continued decline in new student interest and a change in curriculum structure which has resulted in the lengthening of the time a student spends completing their course of study.

Current year to date operating income decreased by $32.4 million, as the decrease in revenue was only partially offset by an overall decrease in operating expenses. Administrative and academic expenses were lower as compared to the prior year to date, as costs related to salary and related expenses decreased, reflecting the continued decline in student population and the centralization of certain functions.

Health Education. Revenue decreased $59.2 million as compared to the prior year to date driven by the decrease in student population. External factors including negative publicity, economic conditions and the changing regulatory environment continued to contribute to the overall decline in new student interest. In addition, a calendar shift which resulted in one less new student start cohort in the current year to date, as well as initiatives such as the capping of enrollment of certain programs to help ensure better student outcomes and the implementation of new entrance requirements resulted in fewer new student starts as compared to the prior year to date.

The current year to date operating loss of $79.1 million included $44.0 million of goodwill and asset impairment charges. The impairment charges, combined with the decline in revenue, drove a decrease in operating margin as compared to the prior year to date. Certain expenses decreased as compared to the prior year to date, including admissions and academics as we continue to reduce variable costs to correspond to the decline in student population.

Culinary Arts. Current year to date revenue decreased approximately $53.2 million as compared to the prior year to date partially due to a decrease in revenue-per-student due to a change in the mix of students as more students participate in the certificate program versus the associate program. This, along with the decline in new student interest, drove the decline in revenue as compared to the prior year to date.

The current year to date operating loss of $4.4 million was driven by the decline in revenue being partially offset by decreases in both bad debt and academic expenses. The decline in bad debt expense as compared to the prior year primarily relates to the discontinuation in prior years of offering extended payment programs.

Art & Design. Current year to date revenue decreased $33.6 million as compared to the prior year to date driven by a decline in the student population at the beginning of the period as well as the decrease in new student starts for the first six months of 2012. We continued to experience a decline in new student interest as a result of several external factors, including negative publicity of the industry and current economic conditions.

The current year to date operating loss of $47.9 million included a goodwill impairment charge of $41.5 million. This coupled with the decline in revenue being only partially offset by decreases in operating expenses resulted in the decline as compared to the prior year to date.

International. Current year to date revenue increased $2.0 million as compared to the prior year to date driven by higher revenue-per-student resulting from tuition increases implemented during the fourth quarter of 2011. Revenue was negatively impacted by $5.3 million of unfavorable foreign currency exchange rates. Excluding the impact of unfavorable foreign currency exchange rates, revenue would have increased approximately $7.3 million, or 11.7 % as compared to the prior year to date.

Operating income decreased $1.1 million, or 9.1% as compared to the prior year to date. The increase in revenue was partially offset with higher operating expenses, primarily academic expenses. The increase in academic expenses is primarily due to the continued investments being made at certain institutions within INSEEC Group as it prepares to seek internationally recognized programmatic accreditation. Operating income was negatively impacted by $0.9 million due to unfavorable foreign currency exchange rates.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire Company. Corporate and Other costs decreased $15.0 million as compared to the prior year to date. The current year results included an insurance recovery of $19.0 million related to the settlement of claims under certain insurance policies. The prior year included a $7.0 million insurance recovery related to previously settled legal matters and a $1.4 million gain on the sale of real estate.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of June 30, 2012, cash, cash equivalents and short-term investments totaled $369.9 million. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We finance our operating activities and our organic growth primarily through cash generated from operations. We finance acquisitions primarily through funding from cash generated from operations and credit facility borrowings. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations and existing cash balances.

Included in cash and cash equivalents within our consolidated balance sheets are amounts related to certain of our European campuses that are operated as not-for-profit schools. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. The amount of not-for-profit cash and cash equivalents with restrictions was $63.3 million and $74.5 million at June 30, 2012 and December 31, 2011, respectively. Restrictions on these cash balances have not affected, nor do we believe that such restrictions will affect, our ability to fund our daily operations.

As of June 30, 2012 and December 31, 2011, our foreign subsidiaries, including our not-for-profit schools, held cash and cash equivalents and short-term investments of approximately $127.4 million and $156.0 million, respectively. We have not provided for additional U.S. income taxes on approximately $123.5 million of foreign subsidiary earnings as these earnings are considered permanently invested in those businesses. Such earnings could become taxable upon sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation of cash balances. In connection with our sale of the Istituto Marangoni schools in the fourth quarter of 2011, we plan to repatriate approximately $40.5 million in the third quarter of 2012. We currently have no immediate plans to repatriate any additional cash and cash equivalents and short-term investments held by our foreign subsidiaries because we plan to reinvest such cash and cash equivalents and short-term investments to support our operations and continued growth plans outside the United States through funding of capital expenditures, acquisitions, operating expenses or other similar cash needs of these operations.

The Company would only plan on repatriating part or all of the remaining foreign cash when it would be tax efficient through the utilization of foreign tax credits, when earnings qualify as previously taxed income, upon material changes in U.S. or foreign tax laws related to repatriation, upon divestiture of the related asset, or in the event of a material domestic capital requirement.

Sources and Uses of Cash

Operating Cash Flows

During the years to date ended June 30, 2012 and 2011, net cash flows provided by operating activities totaled $16.6 million and $114.8 million, respectively.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, school payment plans, private and institutional scholarships and cash payments. For the years to date ended June 30, 2012 and 2011, approximately 81% and 84%, respectively, of our U.S. schools’ cash receipts from tuition payments come from Title IV Program funding.

We regularly monitor compliance with the 90-10 Rule under the The Higher Education Opportunity Act (“HEOA”) in order to minimize the risk that any of our institutions would derive more than the applicable thresholds of its revenue from Title IV Programs for any fiscal year. The Company has implemented several initiatives in order to assist certain of our institutions in complying with the 90-10 Rule, including tuition increases; counseling students to carefully evaluate the amount of necessary Title IV Program borrowing; emphasizing employer-paid and other direct-pay education programs; the use of externally funded scholarships and grants; and, for certain campuses, increasing the level of accredited non-Title IV programs in our schools and delaying until the first quarter of 2013 the disbursement and subsequent receipt of up to $25.0 million of Title IV funds.

For further discussion of Title IV Program funding and alternative private loan funding sources for our students, see “Student Financial Aid” in Part I, Item 1 “Business,” of our Annual Report on Form 10-K.

Our primary uses of cash to support our operating activities include, among other things, cash paid and benefits provided to our employees for services, to vendors for products and services, to lessors for rents and operating costs related to leased facilities, to suppliers for textbooks and other school supplies, and to federal, state and local governments for income and other taxes.

Although we anticipate that we will be able to satisfy cash requirements for working capital needs, capital expenditures, and commitments through at least the next 12 months primarily with cash generated by our operations and existing cash balances, we are not able to assess the effect of loss contingencies on future cash requirements and liquidity. See Note 9 “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements.

During the second quarter of 2012, we reclassified $9.0 million from other current assets to other non-current assets, net, due to a revision in our current expectation related to the timing as to when we will receive the tenant improvement allowance related to our new campus support center. We expect to reduce our future rent payments ratably through 2015 to recover this amount.

Investing Cash Flows

During the years to date ended June 30, 2012 and 2011, net cash flows used in investing activities totaled $28.8 million and $50.4 million, respectively.

Capital Expenditures. Capital expenditures decreased to $20.0 million for the year to date ended June 30, 2012 as compared to $47.9 million for the same period last year. Capital expenditures represented 2.5% and 4.6% of total revenue of continuing and discontinued operations during the years to date ended June 30, 2012 and 2011, respectively. Capital expenditures were higher in the prior year due to the increased investment related to opening our new campus support center, as well as higher expenditures within our Health Education segment.

Earnout Payments. Effective August 31, 2009, we acquired the outright rights to the Le Cordon Bleu (“LCB”) brand in the education services field for the U.S. and Canada. The purchase price for the brand rights consisted of $25.0 million in cash funded from operations, 3.0 million shares of our common stock valued at $71.3 million as of the closing date and $40.4 million in earnout payments paid over a 30-month period. The final payment was made in April 2012.

Acquisition of Luxury Attitude. On May 2, 2012, we acquired Luxury Attitude for approximately $2.9 million. The purchase price was funded with cash generated from operating activities.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash outflow of less than $0.1 million and less than $0.3 million during the years to date ended June 30, 2012 and 2011, respectively.

Proceeds on the Sale of Assets. During the year to date ended June 30, 2011, we received $6.3 million in gross proceeds in connection with the sale of property located in California.

Financing Cash Flows

During the years to date ended June 30, 2012 and 2011, net cash flows used in financing activities totaled $56.5 million and $127.3 million, respectively.

Credit Agreement. As of June 30, 2012, we had no borrowings and $6.7 million of letters of credit outstanding under our U.S. Credit Agreement. Our U.S. Credit Agreement provides for borrowings up to $185.0 million and includes certain financial covenants. As of June 30, 2012, we are in compliance with these covenants. Our U.S. Credit Agreement expires on October 31, 2012. Due to the economic uncertainty in the U.S., the industry in which we operate and our reduced level of anticipated operating performance as compared to previous years, we cannot predict with certainty whether this agreement will be renewed, or if renewed, the degree to which the terms or borrowing capacity will be less favorable as the prior agreement.

Repurchases of Stock. During the year to date ended June 30, 2012, we repurchased 6.1 million shares of our common stock for approximately $56.4 million at an average price of $9.29 per share. During the year to date ended June 30, 2011, we repurchased approximately 5.9 million shares of our common stock for approximately $129.9 million at an average price of $21.94 per share. Repurchases of stock during 2012 and 2011 were funded by cash generated from operating activities and existing cash balances.

As of June 30, 2012, approximately $183.3 million was available under our authorized stock repurchase program to repurchase outstanding shares of our common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Contractual Obligations

As of June 30, 2012, there were no significant changes to our contractual obligations from December 31, 2011, except as discussed below. We are not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

Acquisition of Everblue Training Institute. The estimated earnout obligation related to our 2011 acquisition of Everblue Training Institute is approximately $1.6 million as of June 30, 2012 and is recorded as compensation expense in our unaudited consolidated results of operations, of which approximately $1.3 million was recognized during the first quarter of 2012. See Note 5 “Business Acquisitions” of the notes to our unaudited consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We use various techniques to manage our market risk, including, from time to time, the use of derivative financial instruments. We do not use derivative financial instruments for speculative purposes.

Our municipal bond investments are auction rate securities (“ARS”) which generally have stated terms to maturity of greater than one year. We classify investments in ARS on our consolidated balance sheets within other non-current assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continue to accrue interest and are auctioned on a set interval until the auction succeeds, the issuer calls the securities, or they mature. As of June 30, 2012, we have determined these investments are at risk for impairment due to the nature of the liquidity of the market over the past year. As a result, we recorded a cumulative unrealized loss reflected within accumulated other comprehensive loss on our consolidated balance sheet of approximately $0.7 million as of June 30, 2012.

Interest Rate Exposure

Any outstanding borrowings under our credit agreement bear annual interest at fluctuating rates as determined by the Prime Rate or the London Interbank Offered Rate (LIBOR). As of June 30, 2012 and December 31, 2011, we had no outstanding borrowings under this agreement.

Our investments and debt instruments are recorded at their fair values as of June 30, 2012 and December 31, 2011. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

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

As a percentage of total continuing operations for the year to date ended June 30, 2012, our international operations represented approximately 8% of revenue and contributed $10.7 million of operating income. Total assets of our international operations represent approximately 22% of consolidated assets as of June 30, 2012. Our current year to date results included an unfavorable impact of foreign currency exchanges rates of $5.3 million and $0.9 million related to revenue and operating income, respectively, versus the prior year to date.

As our international operations contribute a larger percentage to our consolidated results of operations, our exposure to foreign currency exchange rate fluctuations will increase.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Any of our U.S. schools or OPEIDs (which stands for Office of Postsecondary Education Identification number) may lose eligibility to participate in Title IV Programs if, on modified cash basis accounting, the percentage of the cash receipts derived from Title IV Programs for two consecutive fiscal years is greater than 90%. Under the 90-10 Rule, an OPEID that derives more than 90% of its cash receipts from Title IV sources for a fiscal year will be placed on provisional participation status for its next two fiscal years. If the OPEID does not satisfy the 90-10 Rule for two consecutive fiscal years, it will lose its eligibility to participate in the Title IV Programs for at least two fiscal years. If the OPEID violates the 90-10 Rule and becomes ineligible to participate in Title IV Programs but continues to disburse Title IV Program funds, ED would require repayment of all Title IV Program funds received by it after the effective date of the loss of eligibility.

Effective July 1, 2008, the annual unsubsidized Stafford loans available for undergraduate students was increased by $2,000. The Higher Education Opportunity Act (“HEOA”) provided temporary 90-10 Rule relief from this increase by permitting institutions to count the additional $2,000 in Stafford loans dispersed before July 1, 2011 as revenue not derived from Title IV Programs. Several factors have adversely affected our schools’ ability to comply with the 90-10 Rule, including: the increase in Title IV Program aid availability, the expiration of the temporary relief in the HEOA with respect to unsubsidized Stafford loans as of July 1, 2011, budget-related reductions in state grant and workforce training programs and other alternative funding sources that have historically helped schools in our industry to comply with the 90-10 Rule, plus the impact of ED’s program integrity regulations. These factors negatively impacted our schools’ 90-10 rates in 2011 and we expect this to continue in 2012 as compared to our historical rates. In addition, there is a lack of clarity regarding some of the technical aspects of the calculation methodology under the 90-10 Rule, which may lead to regulatory action or investigations by ED. Changes in, or new interpretations of, the calculation methodology or other industry practices under the 90-10 Rule could further significantly impact our compliance with the 90-10 Rule, and any review or investigation by ED involving us could require a significant amount of resources.

We have implemented various measures intended to reduce the percentage of our institution’s cash basis revenue attributable to Title IV Program funds, including emphasizing employer-paid and other direct-pay education programs, the use of externally funded scholarships and grants; increased emphasis on programs supported under the Workforce Investment Act and other employment-based programs administered by ED; counseling students to carefully evaluate the amount of necessary Title IV Program borrowing and, for certain campuses, increasing the level of accredited non-Title IV programs in our schools and delaying the disbursement and subsequent receipt of Title IV funds. Although we believe these measures will favorably impact our schools’ 90-10 Rule percentages, they have had only limited impact to date and there is no assurance that they will be adequate to prevent our schools’ 90-10 Rule percentages from exceeding 90% in the future. We have substantially no control over the amount of Title IV student loans and grants sought by or awarded to our students.

Because of the increases in Title IV Program student loan limits and grants in recent years, we believe that many proprietary institutions are experiencing difficulty with respect to 90-10 Rule compliance. In our view, one potential unintended consequence of this pressure is higher tuition rates. This is because one of the more effective methods of reducing the 90-10 Rule percentage is to increase tuition prices above the applicable maximums for Title IV Program student loans and grants, requiring students to seek other sources of funding to pay eligible tuition and fees in order to reduce the percentage of revenue from Title IV sources. However, this consequence directly undermines ED’s interest in promoting affordable postsecondary education. Although modification of the rule could limit this undesirable impact on tuition, there is no assurance that Congress will address this problem by modifying the rule or will address it in a manner that timely and favorably impacts compliance by our institutions. We have begun adjusting tuition at several of our campuses and programs that are under pressure to comply with the 90-10 Rule, which could adversely affect our enrollment and our cohort default rates.

For our 2011 fiscal year, our institutions’ 90-10 Rule percentages ranged from approximately 61.1% to 94.5%. On February 14, 2012, we notified ED that six of our OPEIDs had 90-10 Rule percentages above 90% for the 2011 fiscal year. These six institutions were our Sanford-Brown College institutions in Atlanta, GA, Boston, MA, Farmington, CT, Fenton, MO and McLean, VA as well as Missouri College, Brentwood, MO. The Sanford-Brown College institution in Atlanta, GA includes nine additional locations (Columbus, OH; Austin, TX; Houston, TX; Houston/North Loop, TX; and Middleburg Heights, OH; Sanford-Brown Institute, Ft. Lauderdale, FL; Landover, MD; New York, NY; and Trevose, PA) and the Sanford-Brown College institution in Fenton, MO includes one additional location (St. Peters, MO). These six OPEIDs contributed approximately $180 million of revenue and $12 million of operating income for the year ended December 31, 2011 and approximately $70 million of revenue and $13 million of operating loss through the current year to date. We recently announced that we would teach-out the Landover, MD campus location.

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

Any necessary further efforts to reduce the 90-10 Rule percentage for our institutions, especially if the percentage exceeds 90% for a fiscal year, may involve taking measures that involve interpretations of the 90-10 Rule that are without clear precedent, reduce our revenue, increase our operating expenses (or any or all of the foregoing, in each case perhaps significantly). If the 90-10 Rule is not changed to provide relief for proprietary institutions, we may be required to make structural changes to our business or teach-out additional campuses in order to remain in compliance, which changes may materially alter the manner in which we conduct our business and materially and adversely impact our business, financial condition, results of operations and cash flows. Furthermore, these required changes could make more difficult our ability to comply with other important regulatory requirements, such as the cohort default rate regulations.

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

If an educational institution’s two-year cohort default rate exceeds 10% for any one of the three preceding years, it must delay for 30 days the release of the first disbursement of U.S. federal student loan proceeds to first time borrowers enrolled in the first year of an undergraduate program. As a matter of regular practice, all of our institutions have implemented a 30-day delay for such disbursements. If an institution’s two-year cohort default rate exceeds 25% for three consecutive years or 40% for any given year, it will become ineligible to participate in Title IV Programs and, as a result, its students would not be eligible for federal student financial aid. See Part I, Item 1. Business, of our Annual Report on Form 10-K for the year ended December 31, 2011 for a table listing each of our educational institution’s two-year cohort default rates for 2007, 2008 and 2009, and see our Current Report on Form 8-K dated February 27, 2012 (which was filed with the Securities and Exchange Commission on March 2, 2012) for draft 2010 two-year cohort default rates. The cohort default rates of our schools have been increasing over the past several years and we believe this is due to the challenging economic climate and changes in the manner in which student loans are serviced.

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

In February 2011, ED released the trial calculations of schools’ three year cohort default rates for the 2008 cohort. Following criticism by the higher education community of ED’s calculations of the trial rates, ED withdrew them, recalculated them and re-issued revised trial rates in April 2011 noting that the trial rates that had been previously released were “incorrectly inflated.” In doing so, ED again advised schools that these were unofficial, trial rates with no sanctions tied to them and no ability to appeal or challenge them. ED does not ever plan to allow schools to challenge the calculation of their individual trial three-year cohort default rates for the 2008 cohort, or to issue official three-year cohort default rates for that year.

In the first quarter of 2012, ED issued more authoritative three-year cohort default rates for the 2009 cohort, but these are “draft” rates, which schools will be able to challenge in certain ways, and will not be official cohort default rates until issued sometime in the fall of 2012.

A listing of the draft 2009 and trial 2006-2008 three-year cohort default rates for each of our main and additional (branch) campus locations for regulatory purposes is provided in the following table:

		Cohort Default Rate (3 year trial rate)
School, Main Campus Location (Additional locations as defined by accreditors are in parentheses)	2009 (Draft)	2008	2007	2006
American InterContinental University
Schaumburg, IL (Online) (Atlanta, GA; Weston, FL; Houston, TX; London, England)	27.9%	21.5%	19.7%	16.2%

Briarcliffe College
Bethpage, NY (Patchogue, NY)	21.6%	20.7%	17.1%	14.7%

Brooks Institute
Santa Barbara, CA (Ventura, CA)	17.4%	12.2%	6.7%	4.2%

Brown College
Mendota Heights, MN (Brooklyn Center, MN)	21.5%	12.8%	14.9%	14.1%

California Culinary Academy
San Francisco, CA	20.3%	15.4%	9.4%	9.4%

Colorado Technical University
Colorado Springs, CO (Denver, CO; North Kansas City, MO; Sioux Falls, SD; Online)	25.4%	23.1%	22.3%	23.8%

Harrington College of Design
Chicago, IL	12.5%	12.0%	7.7%	5.3%

International Academy of Design & Technology
Chicago, IL (Troy, MI; Schaumburg, IL; Nashville, TN; Collins College; Phoenix, AZ)	29.2%	22.6%	15.7%	17.0%
Tampa, FL (Orlando, FL; Henderson, NV; Sacramento, CA; San Antonio, TX; Seattle, WA; Online; Le Cordon Bleu College of Culinary Arts Orlando, FL; Sanford-Brown College, Portland, OR)	27.3%	20.2%	17.2%	15.2%

Le Cordon Bleu College of Culinary Arts
Austin, TX (Dallas, TX; Sacramento, CA; Seattle, WA; and St. Peters, MO; Sanford-Brown College, Collinsville, IL and Hazelwood, MO)	27.8%	22.0%	13.3%	19.8%
Pasadena, CA (Hollywood, CA; Sanford-Brown College, Dearborn, MI Grand Rapids, MI; Hillside, IL; Indianapolis, IN; Phoenix, AZ; Tinley Park, IL; and Skokie, IL; Sanford-Brown Institute, Orlando, FL)	21.3%	14.9%	8.4%	11.1%
Portland, OR (Tucker, GA; Mendota Heights, MN)	24.2%	19.8%	12.5%	14.6%
Scottsdale, AZ (includes Online) (Las Vegas, NV)	26.5%	20.0%	17.0%	16.6%

Le Cordon Bleu College of Culinary Arts in Chicago
Chicago, IL	28.8%	18.6%	12.1%	15.3%

Le Cordon Bleu Institute of Culinary Arts
Pittsburgh, PA (Le Cordon Bleu College of Culinary Arts, Inc., a private two year college (Cambridge, MA); Le Cordon Bleu College of Culinary Arts, Miramar, FL)	23.7%	19.7%	15.6%	15.7%

Missouri College
Brentwood, MO	22.3%	20.0%	16.4%	16.9%

Sanford-Brown College
Atlanta, GA (Columbus, OH; Houston, TX; Houston/North Loop, TX; and Middleburg Heights, OH; Sanford-Brown Institute, Austin, TX; Ft. Lauderdale, FL; Landover, MD; New York, NY; and Trevose, PA)	29.0%	24.7%	20.8%	21.4%
Boston, MA (Sanford-Brown College, Inc., a private two-year college)	26.4%	27.4%	24.6%	23.8%
Dallas, TX (San Antonio, TX; Sanford-Brown Institute, Garden City, NY)	25.0%	27.2%	19.7%	18.3%
Farmington, CT	22.0%	28.5%	24.9%	17.4%
Fenton, MO (St. Peters, MO)	27.1%	20.9%	23.0%	20.2%
McLean, VA	31.5%	25.4%	25.3%	27.4%

Sanford-Brown Institute
Jacksonville, FL (Iselin, NJ; Tampa, FL; Sanford-Brown College, West Allis, WI)	27.8%	20.5%	20.5%	16.3%
Pittsburgh, PA (Wilkins Township, PA)	24.8%	15.4%	22.3%	20.7%
White Plains, NY	28.7%	22.1%	24.6%	25.5%

SBI Campus - an Affiliate of Sanford-Brown
Melville, NY (Sanford-Brown Institute, Cranston, RI)	27.0%	18.6%	21.9%	21.0%

The U.S. Congress commenced hearings and other examinations of the proprietary educational sector that have resulted in adverse publicity for the proprietary postsecondary education sector and could result in legislation, ED rulemaking, restrictions on Title IV Program participation by proprietary schools, litigation or other actions that may materially and adversely affect our business.

In 2010, Congressional committees commenced a series of hearings into the proprietary postsecondary education sector, including accreditation matters, student debt, student recruiting, student success and outcomes and other matters. These and other hearings and roundtables are ongoing. This has led to the release of various governmental reports and negative publicity about these topics (and in particular student debt); information requests to 30 companies operating proprietary schools (including us and other proprietary publicly traded companies providing postsecondary education services); and a request to the Government Accountability Office (“GAO”) to conduct a review and prepare a report with recommendations regarding various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions’ revenue is composed of Title IV Program and other federal funding sources. Most recently, on July 30, 2012, the Senate Health, Education, Labor and Pensions (“HELP”) Committee released a report analyzing the information submitted by the 30 companies operating proprietary schools.

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

We have withdrawn our application to consolidate most of our nationally accredited institutions with separate OPEIDs into a single institution and single OPEID, resulting in a continuation of our complex and less efficient OPEID structure.

Since June 2011, we had been working with ED, ACICS and numerous state regulators to consolidate as many as 19 separate institutions or OPEIDs into a single institution or OPEID. The consolidation process was complex and although we received all the requisite approvals and acknowledgements to proceed with the consolidation from our state regulators and institutional accreditor, we ultimately determined that we had to withdraw the pending consolidation application. On December 27, 2011, we received a letter from ED requesting all of our regulatory correspondence with all state agencies and accreditors dating back to June 30, 2010, and we have continued to provide this information to ED on a monthly basis. ED noted in its initial request and in subsequent correspondence that it would defer any final approval of our application for the consolidation pending its review of the materials previously provided and to be provided in the future. On June 13, 2012, ED requested additional information, including our response to ACCSC not due until September 7. Ultimately, we made the decision to abandon the pending consolidation request, believing that an indefinite hold on the application was not in the best interests of our institutions or our students. While the request was pending, we had been precluded from submitting program change requests or new program applications and other regulatory approvals were starting to lapse while we continued to wait on the consolidation application’s approval. As previously noted, our OPEID structure is complex and each individual OPEID is subject to program reviews, independent Title IV compliance audits and must independently meet the terms of its program participation agreement and all of the associated ED regulations. The current structure involves higher costs and administrative complexity and makes compliance with certain aspects of ED regulations more difficult, including the 90-10 Rule. The additional compliance and audit costs and the failure to comply with ED regulations at any OPEID could materially and adversely affect our business, financial condition, results of operations and cash flows.

Additionally, two of our culinary campuses, LCB-Boston and LCB-Miami, are additional locations of our closing LCB-Pittsburgh campus for Title IV eligibility purposes. The consolidation application would have re-established their Title IV eligibility as additional locations of the newly consolidated OPEID. LCB-Pittsburgh is scheduled to complete its teach out of existing students as early as the end of September 2012. Therefore, withdrawing the consolidation request requires us to initiate requests for ACCSC and ED approval to establish LCB-Boston and LCB-Miami as additional locations of another ACCSC accredited campus in order to maintain Title IV eligibility. If these requests are not approved prior to the completion of the teach-out at LCB-Pittsburgh, these two campuses could lose Title IV eligibility (either permanently or temporarily), which could have a material adverse effect on our business, reputation and operating and financial results.

ED rulemaking could materially and adversely affect our operations, business, results of operations, financial condition and cash flows.

In October 2010, ED issued new regulations pertaining to certain aspects of the administration of the Title IV Programs, including, but not limited to state authorization; gainful employment; compensation rules for persons and entities engaged in certain aspects of recruiting, admissions and student financial aid; determination of attendance; and definition of credit hours. With minor exceptions, these regulations became effective July 1, 2011. However, certain of these rules were the subject of various legal challenges that have yielded mixed results from courts and additional uncertainty.

These new regulations collectively have had a significant impact on our business. Among the most significant regulatory changes that we have identified for our business are:

•

the elimination of “safe harbors” that had allowed, under limited and prescribed circumstances, payment of certain types of compensation to employees (including higher level employees) and third parties involved in student recruiting, admissions or financial aid activities;

•	imposition of extensive record-keeping and disclosure requirements regarding the employment of graduates, as part of the gainful employment regulations;

•	defining a credit hour for purposes of determining program eligibility for Title IV student financial aid;

•	establishing more stringent state approval requirements that may require or encourage states to modify existing state approval and licensing processes;

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

These rules have required us to change certain of our business practices, incur costs of compliance and of developing and implementing changes in operations, and may affect student recruitment and enrollment, result in changes in or elimination of certain educational programs and have other significant or material effects on our business. The US Court of Appeals for the DC circuit has recently ruled in two separate cases that there were issues in the rulemaking process for certain aspects of the gainful employment, state authorization, misrepresentation and incentive compensation regulations. The court’s rulings invalidated selected parts of each of these rules. At the time of these rulings, we had already adjusted program offerings and altered business processes and practices to address these regulations and therefore are unlikely to see much benefit from any of the court’s rulings. Additionally, ED may appeal these rulings or pursue additional rule making. In both cases, the challenges to ED’s rulemaking authority in these areas were upheld by the court. With many of the new regulations focused almost exclusively on the proprietary education sector, the confirmation of ED’s rulemaking authority may result in it taking even more aggressive positions in the future to curtail the growth of proprietary education.

Among other things, these rules have impacted our compensation programs for persons (including higher level employees) and entities involved in student recruitment, admissions and financial aid, including third-party lead generators and Internet marketing vendors, which may adversely affect:

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

One of the rulings discussed above invalidated ED’s state authorization requirement that distance learning programs meet state requirements in every state that they offer programs on the grounds that it violated the Administrative Procedures Act. ED may appeal this ruling or initiate a new rulemaking process that re-introduces the same regulations. Our schools offering distance learning have already reached out to various state regulators and have completed additional applications for licensures or confirmed exemptions for their distance learning programs. At this time, even though this specific federal requirement has been invalidated, we expect to continue processing the applications that have been submitted. Therefore the impact and potential costs of state distance learning regulations on our schools is still uncertain but will increase our costs of regulatory compliance, will likely delay the introduction of new programs and may have other material adverse effects on our operations, revenues, results of operations and cash flows.

The requirements for reporting gainful employment-related information relating to our programs to our students will substantially increase our administrative burdens, particularly during the implementation phase. This reporting and the other procedural changes in the new rules could impact student enrollment, persistence and retention in ways that we cannot now predict. For example, if our reported program information compares unfavorably with other reporting educational institutions, it could adversely impact demand for our programs.

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

In April 2011, ED announced its intention to establish one or more negotiated rulemaking committees to propose additional new regulations under HEA. ED held three public hearings in May 2011, at which interested parties suggested issues that should be considered for action by the negotiating committees. In October 2011, ED announced that it would be establishing two new negotiated rulemaking committees: one to address student loan issues and the other to address issues related to teacher preparation and the TEACH grant program. In January 2012, each of the committees commenced working sessions. The work of the committee relating to student loan issues has resulted in proposed new regulations relating to the administration of certain federal loan programs, which could take effect as early as July 1, 2013. The work of these committees is likely to result in additional proposals for new regulations.

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

Government and regulatory agencies and third parties may conduct compliance reviews and audits or bring actions against us based on alleged violations of the extensive regulatory requirements applicable to us, and could require us to refund amounts received under Title IV Programs or state financial aid programs or impose monetary damages, sanctions or impose significant limitations on our operations.

Government agencies, regulatory agencies and third parties may conduct compliance reviews and audits, bring claims or initiate litigation against us based on alleged noncompliance with, or violations of, the extensive regulatory requirements applicable to us, alleged misrepresentations and other claims. While our compliance programs are similarly extensive and emphasize individual and organizational responsibility for compliance, as well as employing technological compliance controls, it is possible for one or more of our employees to engage in non-compliant behavior or make statements that violate some aspect of the extensive regulations governing our schools and business. Any alleged or other purported misrepresentations or actual infractions could result in (a) imposition of monetary fines or penalties, (b) repayment of funds received under Title IV or other federal programs or state financial aid programs, (c) restrictions on or termination of our U.S. schools’ eligibility to participate in Title IV or other federal programs or state financial aid programs, (d) limits on, or result in termination of, our U.S. schools’ operations or ability to grant degrees, diplomas and certificates, (e) restriction or revocation of our U.S. schools’ accreditations, (f) limitations on our ability to open new schools or offer new programs, (g) costly investigations or adversarial proceedings, or (h) civil or criminal penalties being levied against us or our schools. Any one of these outcomes could significantly reduce enrollments and revenues of our schools or result in the imposition of significant restrictions on us and our ability to operate, which in turn could materially adversely affect our business, financial condition, results of operations, and cash flows. We may also be required to expend significant resources defending against such claims. Set forth below are current examples of reviews, audits and potential claims we are subject to.

Due to their participation in Title IV Programs, our schools and universities are subject to periodic program reviews and audits by ED for the purpose of evaluating an institution’s compliance with Title IV Program requirements, identifying any liabilities to ED or students caused by errors in compliance, and improving future institutional capabilities. As previously disclosed, ED’s Office of Inspector General audit services division commenced a compliance audit of CTU in June 2010, covering the period July 5, 2009 to May 16, 2010, to determine whether CTU had policies and procedures to ensure that CTU administered Title IV Program and other federal program funds in accordance with applicable federal law and regulation. On January 13, 2012, the OIG issued a draft report identifying three findings, two of potential material non-compliance. Specifically, documentation of attendance of students enrolled in online programs and calculation of returns of Title IV Program funds arising from student withdrawals without official notice to the institution. On March 2, 2012, CTU submitted a written response to the OIG, contesting these findings. We expect the OIG report, along with CTU’s response, to be forwarded to ED’s Office of Federal Student Aid which will make an independent assessment of what further action, if any, is warranted. Based on information available to us, we cannot determine a range of loss for these findings or assess whether an unfavorable outcome could have a material adverse effect on our business, results of operations, cash flows or financial position.

In August 2011, the U.S. Department of Veterans Affairs (“VA”) conducted a compliance survey at the Colorado Springs campus of CTU. While the VA has not yet issued a report respecting its findings, at an exit conference held on August 9, 2011, the VA informed CTU that it had identified certain students for whom it believed CTU had incorrectly certified the monthly housing allowance (“MHA”) provided pursuant to the Post-9/11 Veterans Educational Assistance Act (“Post-9/11 GI Bill”). While CTU believes the position of the VA Regional Office is based on a difference in interpretation of applicable provisions of law, CTU is working with the VA to ensure that students entitled to benefits under the Post-9/11 GI Bill will not be adversely impacted or held responsible for any adjustments that are made respecting the MHA. Based on information currently available to us, we estimate potential reimbursements by CTU of approximately $5.0 million. Accordingly, we accrued $5.0 million in 2011 as an estimate for the reasonably possible settlement of this matter. At this time, the review of the Colorado Springs campus is still underway. The VA has also initiated compliance survey reviews at other CTU ground campuses, including Denver, Kansas City and Sioux Falls, as well as CTU Online. The VA has not conducted exit conferences or issued reports on these additional compliance surveys. An unfavorable outcome could have the adverse effects noted above, including the imposition of fines and the repayment of funds received pursuant to the Post-9/11 GI Bill.

We have received information requests from various regulators pertaining to our historical placement determination practices and related matters, including, as previously disclosed, ED, which has advised us that it is conducting an inquiry concerning possible violations of ED misrepresentation regulations in connection with historical placement rates provided to accrediting bodies, students and potential students. As also previously disclosed, ED recently moved all of our institutions from the Advance Method of Payment to what is called Heightened Cash Monitoring 1 (“HCM1”) status. Although our existing practices substantially conform to the requirements of this more restrictive method of drawing down students’ Title IV Program funds, if ED finds violations of the HEA or related regulations, ED may impose monetary or program level sanctions, or transfer our schools to what is called Heightened Cash Monitoring 2 (“HCM2”) status, which would substantially delay the Company’s receipt of Title IV Program funds and impose additional documentation and waiting period requirements. In addition, if ED determines that an eligible institution has violated its misrepresentation regulations with regard to placement rates or other disclosures to students or prospective students, ED may revoke, limit, suspend or deny the institution’s Title IV eligibility, or impose fines.

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

Institutional Accreditation. In the U.S., accrediting agencies periodically review the academic quality of an institution’s instructional programs and its administrative and financial operations to ensure that the institution has the resources to perform its educational mission. ED relies on accrediting agencies to assess whether an institution’s educational programs qualify the school to participate in Title IV Programs.

Beginning February 26, 2012, CTU hosted a visiting team from the Higher Learning Commission (“HLC”) of the North Central Association of Colleges and Schools as part of the periodic reaffirmation of its accreditation which last occurred in 2002. Although the visit concluded on March 7, 2012, as of the date of this filing, CTU had not received a report from HLC on the outcome of the visit. We have learned that HLC has asked members of the visiting team to conduct additional reviews of certain items, and we believe those additional reviews remain ongoing. Additionally, HLC may conduct a focus visit at AIU in 2012 – 2013 to review, among other things, program pacing, student workloads and student/faculty ratios in its five-week courses at the graduate program level.

As previously disclosed, at the direction of the Company’s Board of Directors, an independent internal investigation was conducted into the determination of placement rates at the Company’s Health Education segment schools as well as a review of such practices at all of its other schools. The Company has reported the results of this investigation to relevant regulatory and accrediting bodies, as appropriate. In addition, prior to ACICS’ April 2012 meeting, all CEC schools accredited by ACICS were subject to a show-cause directive related to the adequacy of the Company’s administrative practices and controls relative to its determination of job placement rates.

The ACICS placement rate standard for the 2010-2011 cohort was 65%. ACICS has announced a new tiered standard for the 2011-2012 cohort that has different levels of required remediation for institutional placement rates below 64%, 58% and 47%, respectively. It will also begin evaluating placement rates at the program level and applying associated remedial actions. At its April 2012 meeting, ACICS reviewed information it had requested of the Company regarding the annual placement rates for the period from July 1, 2010 through June 30, 2011, which included the results of placement re-verifications by an independent third party. Based on ACICS’ interpretation of this information, 24 additional ACICS-accredited campuses fell below ACICS’ 65% placement rate standard and therefore are subject to increased levels of accreditation oversight, joining the 36 campuses already subject to this additional oversight. This oversight includes, depending on the degree such campuses fell below the 65% placement rate standard, more detailed or frequent reporting requirements, the submission of a placement improvement plan, attendance by campus career service personnel at a placement workshop, additional requirements for new program and location approvals or on-site evaluations. Four of these campuses were placed on probation status due to placement rates at or below 40% for the period from July 1, 2010 through June 30, 2011. We recently announced our intention to teach out two of these campuses: Sanford-Brown College – Milwaukee and Sanford – Brown Institute – Landover. An institution is obligated to demonstrate to ACICS that the conditions or circumstances which led to the imposition of probation have been corrected before probation will be lifted, in this case meaning an increase in placement rates to a level acceptable to ACICS. If placement rates at these campuses do not improve, ACICS may initiate accreditation proceedings such as a show-cause directive, an action to defer or deny action related to an institution’s application for a new grant of accreditation or an action to suspend an institution’s accreditation.

On June 7, 2012, ACCSC sent a letter notifying us that ACCSC had acted to direct our ten ACCSC-accredited campuses to show cause as to why their accreditation should not be withdrawn. The show-cause directive stems from the Company’s responses to ACCSC’s previously disclosed information requests regarding the institutions’ student placement determination practices and reported employment rates to ACCSC, which included the results of independent third-party re-verifications for graduates of such institutions during the 2011 reporting period. The letter from ACCSC sets forth the accreditor’s requirements for the institutions to demonstrate compliance with its accrediting standards, which include the accelerated submission of 2012 ACCSC employment placement rate data for each program offered at the institutions, use of an independent third party to audit 100% of this employment placement rate data, additional analysis of previously submitted placement data and an update regarding the status of ACICS accreditation for the institutions and the ongoing ED inquiry referred to in the preceding risk factor. The Company is in the process of assembling the requested information, which is due no later than September 7, 2012 for review at the November 2012 ACCSC meeting, and will continue working with ACCSC with a view towards resolving this matter as promptly as possible. During the pendency of the ACCSC show-cause directive, these ten institutions are subject to an ACCSC restriction on any new programs or campuses.

We cannot predict with certainty the outcome of these accreditation actions and any other matter that may arise relating to requests for additional information received by the Company from various regulators pertaining to its historical placement determination practices and the now-vacated show-cause directive from ACICS or the pending ACCSC show-cause directive. The failure to satisfactorily address the low placement rates and probationary status of certain ACICS-accredited campuses and resolve the ACCSC show-cause directive, or if more of our schools or programs become subject to accreditation actions or are placed on probationary accreditation status or fail to qualify for or maintain accreditation, we may experience additional adverse publicity, impaired ability to attract and retain students and substantial expense to obtain unqualified accreditation status. Any final loss of institutional accreditation after exhaustion of the administrative agency processes would result in a loss of Title IV Program funds for the affected school and its students. Such events could have a material adverse impact on our business, reputation, financial condition, results of operations and cash flows.

Programmatic Accreditation. Many states and professional associations require professional programs to be accredited, and require individuals who must pass professional license exams to have graduated from accredited programs. While programmatic accreditation is not a sufficient basis to qualify for institutional Title IV Program certification, programmatic certification assists program graduates to practice as professionals or otherwise seek employment in their chosen field. Those of our programs that do not have such programmatic accreditation, or fail to maintain such accreditation, may experience adverse publicity, declining enrollments, or suffer other materially adverse impacts, which could result in it being impractical for us to continue offering such programs.

ED Recognition of Accrediting Agencies. Our participation in Title IV Programs is dependent on ED continuing to recognize the accrediting agencies that accredit our colleges and universities. The standards and practices of these agencies have recently become a focus of attention by ED. If ED ceased to recognize a particular accrediting agency for any reason, our schools that are accredited by that accrediting agency would not be eligible to participate in Title IV Programs beginning 18 months after the date such recognition ceased, unless that accrediting agency was again recognized or our schools that are accredited by that accrediting agency were accredited by another accrediting body recognized by ED. If our schools that are accredited by that accrediting agency became ineligible to participate in Title IV Programs, our business, financial condition, results of operations and cash flows would be materially adversely affected. Furthermore, the recent focus by the Office of Inspector General and ED on accrediting bodies may make the accreditation review process more challenging for all of our schools when they undergo their normal accreditation review processes in the future and we believe it is impacting the accrediting bodies’ decisions with respect to other requests from and reviews of the institutions they accredit. These occurrences are likely to cause our schools to incur additional costs and/or curtail or modify certain program offerings in order to maintain their accreditation, or become accredited by another accrediting body recognized by ED, which could increase our schools’ operational costs, reduce their enrollments and materially adversely affect our business and results of operations.

Our largest individual institutions are institutionally accredited by HLC, one of the six regional accrediting agencies recognized by ED. Almost all of our nationally accredited institutions are institutionally accredited by ACICS and several are jointly accredited by ACCSC and ACICS. Only the Le Cordon Bleu Institute of Culinary Arts campus in Pittsburgh, Pennsylvania is accredited solely by ACCSC and is currently in the process of teaching out its programs. Accreditation by an accrediting agency recognized by the U. S. Department of Education is required in order for an institution to become and remain eligible to participate in Title IV programs and HLC, ACICS and ACCSC all satisfy this requirement. In January of 2009, after receiving an Alert Memorandum from the Office of Inspector General, Department staff conducted a review of HLC and developed in partnership with the agency a corrective action plan to address concerns raised by the Inspector General, including concerns about the agency’s review of credit hours among its member institutions. As part of the corrective action plan, the agency was required to file interim reports with the National Advisory Committee on Institutional Quality and Improvement (NACIQI), which they did at the December 2010 and December 2011 meetings of the Advisory Board. In addition, the agency is in the process of adopting new standards for accreditation that address, among other things, the requirements of the new Program Integrity regulations regarding credit hour calculations. As evidence of continuing scrutiny of its recognized accreditors, at the June 2011 meeting of NACIQI, ACICS was one of four (out of seven) agencies that had applied for a five-year recognition, but instead received only a one year extension of their recognition during which time the agency must demonstrate full compliance with all of the Department’s accreditation standards.

Most of our domestic campuses are required to achieve minimum placement standards which may be difficult to achieve.

Our national accreditors, some programmatic accreditors and some state licensing bodies require our domestic campuses and/or programs to achieve placement rates of between 60 and 80% within limited time periods after students have graduated. During this protracted period of economic slowdown and high unemployment across the U.S., job prospects for many college graduates, regardless of the institution they attend or the degree they have earned, have been diminished as new graduates are facing increased competition from displaced workers with, in some cases, significant work experience. Many graduates, including those who have attended our institutions, have experienced a lengthening of the time it takes to obtain their first full-time, in-field job after graduation. We believe our placement rates have been and will continue to be adversely impacted by current economic conditions until there is improvement in the national and local unemployment rates and a higher rate of job growth. The various minimum placement standards required by our accreditors and state regulators generally do not fluctuate based on economic conditions, although they may take these factors into consideration when determining how to respond to campuses or programs that fail to maintain their minimum standards. In addition, there is a lack of clarity and uniformity in many instances regarding how a placement is defined by our accreditors and state regulators, which contributes to the difficulty and lack of certainty of being in compliance with these minimum placement standards.

Achieving minimum placement standards is dependent upon internal factors as well, such as the efforts of our career services personnel, our ability to provide adequate staffing to achieve desired results and the effectiveness of our strategies to improve placement rates.

As discussed in the preceding risk factor, 60 of our ACICS-accredited campuses are subject to increased levels of accreditation oversight because they fell below ACICS’ 65% placement rate standard. Four of these campuses were placed on probation, two of which we recently announced our intention to teach out. In addition, our ten ACCSC-accredited campuses are currently subject to a show-cause directive relating to placement rate matters. We believe that meeting the various minimum placement standards required by our accreditors and state regulators will remain a challenge for the current reporting period.

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

Our future success depends largely on the skills, efforts and motivation of our executive officers and other key personnel, as well as on our ability to attract and retain qualified managers and our schools’ ability to attract and retain qualified faculty members and administrators. Over the past 18 months, many leadership positions within the Company were vacated, requiring the transition of leadership roles. This included the appointment of Steven H. Lesnik as President and Chief Executive Officer in addition to his role as Chairman of the Board of Directors. The Board has not set a strict timetable in connection with its search for a long-term CEO. Our failure to fill openings for our CEO position and other officer positions or our loss of additional key personnel could slow implementation of key initiatives, lead to changes in or create uncertainty about our business strategies or otherwise impact management’s attention to operations. Further, attrition at the management and operational levels has created a shortage of experienced operational personnel, which further exacerbates these risks. We face competition in attracting, hiring and retaining executives and key personnel who possess the skill sets and experiences that we seek. Additional cost reduction measures due to declining enrollments and the negative publicity surrounding our industry may make it difficult to attract, hire and retain qualified and experienced personnel. In addition, key personnel may leave us and subsequently compete against us, unless contractually obligated not to pursue such activities. The loss of the services of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms could adversely affect our results of operations or financial condition.

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

We and our schools also are subject to and have pending audits, compliance reviews, inquiries, investigations, claims of non-compliance and litigation by ED, federal and state regulatory agencies, accrediting agencies, state attorney general offices, present and former students and employees, and others that may allege violations of statutes, regulations, accreditation standards, consumer protection and other legal and regulatory requirements applicable to us or our schools. For example, the Chicago Regional Office of the Securities and Exchange Commission is conducting an inquiry pertaining to our previously reported internal investigation of student placement determination practices and related matters. In addition, we have received subpoenas from the Attorneys General of Florida and New York, a civil investigative demand from the Illinois Attorney General and an investigative demand from the Oregon Attorney General relating to potential non-compliance with applicable state laws and regulations by certain of our schools. See Note 9 “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements for additional discussion of these and other matters. If the results of any such audits, reviews, inquiries, investigations, claims, or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, undertakings, additional oversight and reporting, or other civil or criminal penalties. From time to time, we have such matters pending against us or one or more of our schools.

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

We need timely approval by applicable regulatory agencies to offer new programs, make substantive changes to existing programs, or expand our operations into or within certain states. If those approvals are not timely, we may incur operating expenses (such as lease obligations) for significant time periods before we can enroll students.

We are facing a period of extremely heightened regulatory scrutiny and, in the case of our ten ACCSC-accredited institutions, a complete restriction on new program and campus approvals. In the case of our ACICS-accredited institutions, 60 of 71 are required to obtain ACICS approval before they submit any new program applications to ACICS. We currently have a significant number of new and/or modified programs in various stages of approval with regulators as we work to respond to the changing market demands and regulatory requirements. Additionally, we believe regulatory agencies are generally seeing significant increases in the volume of requests as a result of the industry adjusting to the significant volume of new regulations. Regulatory capacity constraints have resulted in delays to various approvals our institutions are requesting. To open a new school or branch campus, or to establish a new educational program or substantive changes to existing programs, we are required to obtain the appropriate approvals from ED and applicable state and accrediting regulatory agencies, which may be conditioned, delayed or denied in a manner that could significantly affect our strategic plans and future growth. Approval by these regulatory agencies may be negatively impacted due to regulatory inquiries or reviews and any adverse publicity relating to such matters or the industry generally. Also, any adverse action taken by ED regarding its recognition of any accrediting agency that accredits our schools or programs could adversely impact our ability to open a new school or branch campus or establish new or changed educational programs. The threat of any adverse action by ED regarding it recognition of any of our accrediting agencies may impact the timing of our accrediting agencies’ review and decision whether to grant approval of our various requests, in particular in areas of current focus by ED. ED and applicable state and accrediting bodies must certify a new school or branch campus for it to be eligible to participate in Title IV Programs.

If we are unable to establish new schools and new branch campuses of our existing schools, or to offer new educational programs, or fail to effectively operate new schools, branches and programs, our ability to grow may be slowed and our profitability may be adversely affected.

As part of our growth strategy, we have opened new schools, new branch campuses or locations of our existing schools throughout the U.S. and offered new educational programs. These activities require us to invest in management and new personnel, make capital expenditures, incur marketing and advertising expenses, implement process and compliance training and procedures and devote resources that are different from those required to operate our existing schools. We may be unable to identify or acquire suitable expansion opportunities, or to successfully integrate a new school or branch campus. Any failure by us to effectively identify, establish and manage the operations of a new school or branch campus, or lapses in oversight of or maintenance of regulatory compliance or processes, could impact our ability to grow, could make any newly established school or branch campus more costly to operate than we had planned, could require additional investments in training of management and other personnel, or could lead to compliance issues, and could have an adverse effect on our results of operations, profitability, growth prospects and ability to compete and operate in our competitive markets. Additionally, ACCSC has placed a restriction on any new programs or campuses at our ten ACCSC-accredited institutions, and 60 of our 71 ACICS-accredited campuses are required to obtain prior ACICS approval before they submit any new program applications. It is unclear how ACICS will exercise its discretionary authority in connection with requests for this prior approval, and therefore uncertainty exists regarding our ability to offer new programs at these ACICS-accredited institutions.

We may be compelled to terminate programs or teach out campuses due to declining enrollments or regulatory considerations and therefore may incur costs and expenses associated with closing facilities or other exit activities.

We may face excess capacity if student enrollments continue to decrease or if we decide to terminate the offering of certain programs. We must balance current student populations and projected changes in student population with appropriate levels of costs and investment in real estate and our online platforms in order to effectively manage capacity. We have begun teaching out and capping enrollments in certain programs due to existing regulatory considerations such as minimum placement rate standards and the 90-10 Rule. We have also made the decision to teach out certain campuses after evaluating a number of factors including, but not limited to: the overall performance of the campus including operating results, new student starts, placement opportunities in the local market, degree of market competition from both for-profit and not-for-profit schools and the existing lease obligation for the campus. Changes in the economy, regulatory environment or unavailability of Title IV Program funds may cause us to terminate additional programs or teach out additional campuses. All of these actions may contribute to significant decreases in enrollments in our continuing programs. Closing facilities or other exit activities involve costs and expenses which can be significant, and therefore affect profitability.

Our future financial condition and results of operations could be materially adversely affected if we are required to write down the carrying value of non-financial assets and non-financial liabilities, including long-lived assets, goodwill and intangible assets, such as our trade names.

In accordance with U.S. GAAP, we review our non-financial assets and non-financial liabilities, including goodwill and indefinite-lived intangible assets, such as our trade names, for impairment on at least an annual basis through the application of fair value-based measurements. On an interim basis, we review these assets and liabilities to determine if a triggering event had occurred that would result in it being more likely than not that the fair value would be less than the carrying amount for any of our reporting units or indefinite-lived intangible assets. We determine the fair value of our reporting units using a combination of an income approach, based on discounted cash flow, and a market-based approach. To the extent the fair value of a reporting unit is less than its carrying amount, we may be required to record an impairment charge in the consolidated statements of income and comprehensive income. We determine the fair value of our trade names using a relief from royalty method which is based on the assumption that, in lieu of ownership of an intangible asset, a company would be willing to pay a royalty in order to enjoy the benefits of the asset. To the extent the fair value of the trade name is less than its carrying amount, we record an impairment charge in the consolidated statements of income and comprehensive income. In the second quarter of 2012, the Company performed an interim impairment test on its Health Education and Art & Design reporting units which resulted in impairment charges of $84.4 million being recorded in the results of operations. Our estimates of fair value for these are based primarily on projected future results and expected cash flows consistent with our plans to manage the underlying businesses. To the extent known, we incorporate the risks associated with regulatory compliance into the discount rates used to estimate the fair value of each of our reporting units. However, should we need to take additional actions not currently foreseen to comply with current and future regulations, the assumptions used to calculate the fair value of our reporting units, including the estimate of future cash flows, revenue growth, and discount rates, could be negatively impacted and could result in an impairment of goodwill or other intangible assets which could materially adversely affect our financial condition and results of operations.

Our financial performance depends, in part, on our ability to continue to develop awareness and acceptance of our schools and programs among high school graduates and working adults in a cost effective manner.

If our schools are unable to successfully market and advertise their educational programs, our schools’ ability to attract and enroll prospective students in such programs could be adversely affected, and, consequently, our ability to increase revenue or maintain profitability could be impaired. Some of the factors that could prevent us from successfully marketing and advertising our schools and the programs that they offer include, but are not limited to: student or employer dissatisfaction with educational programs and services; diminished access to prospective students; our failure to maintain or expand our brand names or other factors related to our marketing or advertising practices; Federal Trade Commission or Federal Communications Commission restrictions on contacting prospective students, Internet, mobile phone and other advertising and marketing media; costs and effectiveness of Internet, mobile phone and other advertising programs; and changing media preferences of our target audiences. In addition, we use third-party lead aggregators to help us identify potential students. The practices of some lead aggregators have been questioned by various regulatory bodies, which could lead to changes in the quality and number of the leads provided by these lead aggregators as well as the cost thereof, which could in turn result in a reduction in the number of students we enroll.

Our credit agreement expires on October 31, 2012 and there is no assurance it will be extended or replaced.

Our current credit agreement expires on October 31, 2012. Due to the economic uncertainty in the U.S., the industry in which we operate and our reduced level of anticipated operating performance as compared to previous years, we cannot predict with certainty whether this agreement will be renewed, or if renewed, the degree to which the terms or borrowing capacity will be less favorable as the prior agreement. We currently expect, if we are able to renew, any renewed or replacement agreement to provide less credit availability as our current credit agreement, and it is likely to contain more restrictive financial and non-financial covenants. We may in the future use borrowings under any existing credit agreement more frequently than in the past for reasons such as reduced cash flows from operations resulting from lower student enrollments, our monitoring and scheduling of disbursement and subsequent receipt of Title IV and non-Title IV revenues in our efforts to comply with the 90-10 Rule, and any negative decisions in regulatory proceedings or other legal actions against us. Reduced borrowing capacity, unavailability of credit as a result of any failure to comply with covenants, or an inability to renew or replace our existing credit agreement on satisfactory terms, may materially negatively impact our ability to fund our working capital needs, capital expenditures and lease commitments as well as our financial responsibility composite score under ED’s Title IV eligibility requirements. If cash generated by operations, existing cash balances and borrowings under any available credit agreement are insufficient in the future to support our cash requirements, we would need to pursue other sources of liquidity, if available, such as additional sources of credit which may be more expensive, issuance of stock to new investors or a sale of assets.

Risk Related to Our Common Stock

The trading price of our common stock may fluctuate substantially in the future.

The trading price of our common stock has and may fluctuate substantially as a result of a number of factors, some of which are not in our control. These factors include:

•

the initiation, pendency or outcome of litigation, accreditation reviews, regulatory reviews, inquiries and investigations, including the pending state attorneys general investigations and SEC inquiry in which we are involved, and any related adverse publicity;

•	failure of certain of our schools to meet minimum placement rates established by our schools’ accreditors;

•	failure of certain of our institutions to maintain compliance under the 90-10 Rule;

•	loss of key personnel;

•	the outcomes and impacts on our business of ED’s rulemakings, and other changes in the legal or regulatory environment in which we operate;

•	negative media coverage of the proprietary education industry;

•	changes in the student lending and credit markets;

•	our ability to meet or exceed expectations of analysts or investors;

•	decisions by any significant investors to reduce their investment in us;

•	quarterly variations in our operating results;

•	general conditions in the postsecondary education field, including declining enrollments; changes in ED, state laws and regulations and accreditation standards; or availability of student financing;

•	changes in our earnings estimates by analysts;

•	future impairment of goodwill or other intangible assets;

•	price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many companies that provide postsecondary education in recent periods; and

•	general economic conditions.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the year to date ended June 30, 2012:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2011				$239,848,803
January 1, 2012—January 31, 2012	6,071,944	$9.29	6,071,736	183,296,772
February 1, 2012—February 29, 2012	65,981	11.93	—	183,296,772
March 1, 2012—March 31, 2012	55,284	8.16	—	183,296,772
April 1, 2012—April 30, 2012	—	—	—	183,296,772
May 1, 2012—May 31, 2012	4,210	6.28	—	183,296,772
June 1, 2012—June 30, 2012	236	6.54	—	183,296,772

Total	6,197,655		6,071,736

(1)	Includes 125,919 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted shares pursuant to the terms of the Career Education Corporation 2008 Incentive Compensation Plan.
(2)	As of June 30, 2012, approximately $183.3 million was available under our previously authorized repurchase program. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index”, which is attached hereto and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION

Date: July 31, 2012	By:	/S/ STEVEN H. LESNIK
Steven H. Lesnik President and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2012	By:	/S/ MICHAEL J. GRAHAM
Michael J. Graham Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

+3.1	Restated Certificate of Incorporation of Career Education Corporation and Amendment thereto.

*+10.1	Letter Agreement by and between Career Education Corporation and Anthony Mitchell dated April 27, 2012.

*+10.2	Letter Agreement by and between Career Education Corporation and Daniel Hurdle dated May 15, 2012.

*+10.3	Termination of Agreement dated May 16, 2012, relating to the Agreement dated November 17, 2008 by and between Career Education Corporation and Gregory L. Jackson.

+31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101	The following financial information from our Quarterly Report on Form 10-Q for the second quarter of 2012, filed with the SEC on July 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011, (ii) the Unaudited Consolidated Statements of Income and Comprehensive Income for the quarters and years to date ended June 30, 2012 and June 30, 2011, (iii) the Unaudited Consolidated Statements of Cash Flows for the years to date ended June 30, 2012 and June 30, 2011, and (iv) Notes to Unaudited Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-Q
+	Filed herewith