Form 10-Q
period 2012-09-30
CAREER EDUCATION CORP
filed 2012-11-08
CIK 1046568

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Number of shares of registrant’s common stock, par value $0.01, outstanding as of October 31, 2012: 67,103,846

CAREER EDUCATION CORPORATION

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$242,828	$280,592
Short-term investments	130,495	160,607

Total cash and cash equivalents and short-term investments	373,323	441,199
Student receivables, net of allowance for doubtful accounts of $35,180 and $43,891 as of September 30, 2012 and December 31, 2011, respectively	65,021	60,573
Student receivables held for sale	1,019	—
Receivables, other, net	1,672	2,914
Prepaid expenses	75,183	62,399
Inventories	9,157	11,356
Deferred income tax assets, net	10,940	10,940
Other current assets	5,214	17,769
Assets of discontinued operations	3,441	3,328

Total current assets	544,970	610,478

NON-CURRENT ASSETS:
Property and equipment, net	317,484	349,788
Goodwill	131,862	212,626
Intangible assets, net	74,032	77,186
Student receivables, net of allowance for doubtful accounts of $14,291 and $21,062 as of September 30, 2012 and December 31, 2011, respectively	8,016	9,297
Deferred income tax assets, net	9,452	9,522
Other assets, net	42,293	30,122
Assets of discontinued operations	16,920	17,101

TOTAL ASSETS	$1,145,029	$1,316,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of capital lease obligations	$306	$844
Accounts payable	53,237	48,408
Accrued expenses:
Payroll and related benefits	39,359	41,853
Advertising and production costs	20,993	17,717
Other	48,542	67,271
Deferred tuition revenue	135,483	144,947
Liabilities of discontinued operations	12,843	8,403

Total current liabilities	310,763	329,443

NON-CURRENT LIABILITIES:
Capital lease obligations, net of current maturities	—	207
Deferred rent obligations	97,766	102,079
Other liabilities	35,894	40,365
Liabilities of discontinued operations	28,842	37,935

Total non-current liabilities	162,502	180,586

SHARE-BASED AWARDS SUBJECT TO REDEMPTION	99	110
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 81,563,011 and 81,966,793 shares issued, 67,016,636 and 73,621,548 shares outstanding as of September 30, 2012 and December 31, 2011, respectively	816	820
Additional paid-in capital	599,534	590,965
Accumulated other comprehensive loss	(9,015)	(5,136)
Retained earnings	294,315	375,607
Cost of 14,546,375 and 8,345,245 shares in treasury as of September 30, 2012 and December 31, 2011, respectively	(213,985)	(156,275)

Total stockholders’ equity	671,665	805,981

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,145,029	$1,316,120

The accompanying notes are an integral part of these consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	For the Quarters Ended September 30,		For the Years to Date Ended September 30,
	2012	2011	2012	2011
REVENUE:
Tuition and registration fees	$326,464	$417,420	$1,112,950	$1,396,557
Other	6,293	10,991	22,910	48,432

Total revenue	332,757	428,411	1,135,860	1,444,989

OPERATING EXPENSES:
Educational services and facilities	133,206	152,727	431,739	476,370
General and administrative	227,369	233,647	667,618	695,313
Depreciation and amortization	20,429	22,156	60,555	62,563
Goodwill and asset impairment	—	—	85,661	2,676

Total operating expenses	381,004	408,530	1,245,573	1,236,922

Operating (loss) income	(48,247)	19,881	(109,713)	208,067

OTHER INCOME (EXPENSE):
Interest income	686	263	1,426	749
Interest expense	(22)	(44)	(87)	(120)
Miscellaneous income	77	183	—	1,968

Total other income	741	402	1,339	2,597

PRETAX (LOSS) INCOME	(47,506)	20,283	(108,374)	210,664
(Benefit from) provision for income taxes	(16,675)	6,215	(30,109)	72,582

(LOSS) INCOME FROM CONTINUING OPERATIONS	(30,831)	14,068	(78,265)	138,082
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(2,315)	(3,434)	(3,039)	940

NET (LOSS) INCOME	(33,146)	10,634	(81,304)	139,022

OTHER COMPREHENSIVE INCOME (LOSS), net of tax:
Foreign currency translation adjustments	743	(11,761)	(3,553)	(269)
Unrealized (losses) gains on investments	(206)	(6)	(326)	40

Total other comprehensive income (loss)	537	(11,767)	(3,879)	(229)

COMPREHENSIVE (LOSS) INCOME	$(32,609)	$(1,133)	$(85,183)	$138,793

NET (LOSS) INCOME PER SHARE—BASIC:
(Loss) income from continuing operations	$(0.47)	$0.19	$(1.18)	$1.84
(Loss) income from discontinued operations	(0.03)	(0.05)	(0.05)	0.02

Net (loss) income per share	$(0.50)	$0.14	$(1.23)	$1.86

NET (LOSS) INCOME PER SHARE—DILUTED:
(Loss) income from continuing operations	$(0.47)	$0.19	$(1.18)	$1.83
(Loss) income from discontinued operations	(0.03)	(0.05)	(0.05)	0.01

Net (loss) income per share	$(0.50)	$0.14	$(1.23)	$1.84

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	66,100	73,582	66,325	74,858

Diluted	66,100	74,058	66,325	75,518

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years to Date Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(81,304)	$139,022
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Goodwill and asset impairment	85,661	2,676
Loss on pending sale of student receivables	930	—
Depreciation and amortization expense	60,555	63,319
Bad debt expense	28,967	40,909
Compensation expense related to share-based awards	7,302	11,884
Loss (gain) on disposition of property and equipment	293	(1,794)
Changes in operating assets and liabilities	(69,910)	(46,599)

Net cash provided by operating activities	32,494	209,417

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(117,188)	(149,234)
Sales of available-for-sale investments	146,873	148,934
Purchases of property and equipment	(29,496)	(67,444)
Proceeds on the sale of assets	—	6,259
Business acquisition, net of acquired cash	(3,094)	—
Other	(1,533)	40

Net cash used in investing activities	(4,438)	(61,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(56,431)	(137,033)
Issuance of common stock	1,262	3,827
Tax benefit associated with stock option exercises	—	377
Payments of assumed loans upon business acquisition	(318)	—
Payments of contingent consideration	(5,818)	(12,589)
Payments of capital lease obligations	(741)	(855)

Net cash used in financing activities	(62,046)	(146,273)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS:	(3,774)	(2,080)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(37,764)	(381)
DISCONTINUED OPERATIONS CASH ACTIVITY INCLUDED ABOVE:
Add: Cash balance of discontinued operations, beginning of the period	—	28,838
Less: Cash balance of discontinued operations, end of the period	—	36,428
CASH AND CASH EQUIVALENTS, beginning of the period	280,592	260,644

CASH AND CASH EQUIVALENTS, end of the period	$242,828	$252,673

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CAREER EDUCATION CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF THE COMPANY

The colleges, schools and universities that are part of the Career Education Corporation (“CEC”) family offer high-quality education to a diverse student population of more than 80,000 students across the world in a variety of career-oriented disciplines through online, on-ground and hybrid learning program offerings. The more than 90 campuses that serve these students are located throughout the United States and in France, the United Kingdom and Monaco, and offer doctoral, master’s, bachelor’s and associate degrees and diploma and certificate programs.

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the quarter and year to date ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

During the third quarter of 2012, we reclassified payments made for contingent consideration in association with our acquisition of the rights to the Le Cordon Bleu trade name on our unaudited consolidated statements of cash flows. As a result of this presentation error, the contingent consideration was reclassified from net cash used in investing activities to net cash used in financing activities. Our unaudited consolidated statement of cash flows for the year to date ended September 30, 2011 has been recast to be comparable to the current period.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments in this ASU give entities the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If impairment is indicated, the fair value of the indefinite–lived intangible asset should be determined and the quantitative impairment test should be performed by comparing the fair value with the carrying amount in accordance with Subtopic 350-30; if impairment is not indicated, the entity is not required to take further action. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. We are currently evaluating this guidance, and do not believe the adoption will impact the presentation of our financial condition, results of operation and disclosures.

We have evaluated and adopted the guidance of the following ASU’s issued by the FASB in 2011; adopting these ASUs did not materially impact our financial condition, results of operations, and disclosures:

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

4. DISCONTINUED OPERATIONS

As of September 30, 2012, the results of operations for schools that have ceased operations or were sold are presented within discontinued operations.

The combined summary of unaudited results of operations for our discontinued operations for the quarters and years to date ended September 30, 2012 and 2011 were as follows:

	For the Quarters Ended September 30,		For the Years to Date Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Revenue	$—	$2,904	$5	$26,881

(Loss) income before income tax	$(3,107)	$(5,275)	$(4,500)	$1,290
Income tax (benefit) provision (1)	(792)	(1,841)	(1,461)	350

(Loss) income from discontinued operations, net of tax	$(2,315)	$(3,434)	$(3,039)	$940

(1)	Amount represents the difference between the total consolidated income tax (benefit) provision, calculated by applying the estimated full-year consolidated effective tax rate to (losses) / earnings reported for the period, and the income tax (benefit) provision for continuing operations, calculated by applying the estimated full-year effective tax rate for continuing operations to pretax (loss) income from continuing operations for the period.

Assets and liabilities of discontinued operations on our consolidated balance sheets as of September 30, 2012 and December 31, 2011 include the following:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Assets:
Current assets:
Receivables, net	$217	$104
Deferred income tax assets	3,224	3,224

Total current assets	3,441	3,328
Non-current assets:
Deferred income tax assets	15,421	15,421
Other assets, net	1,499	1,680

Total assets of discontinued operations	$20,361	$20,429

Liabilities:
Current liabilities:
Accounts payable	$10	$3
Accrued expenses	420	498
Remaining lease obligations	12,413	7,902

Total current liabilities	12,843	8,403
Non-current liabilities:
Remaining lease obligations	28,842	37,935

Total liabilities of discontinued operations	$41,685	$46,338

A number of the campuses that ceased operations have remaining lease obligations that expire over time with the latest expiration in 2019. A liability is recorded representing the fair value of the remaining lease obligation at the time in which the space is no longer being utilized. Changes in our future remaining lease obligations, which are reflected within current and non-current liabilities of discontinued operations on our consolidated balance sheets, for our discontinued operations for the quarters and years to date ended September 30, 2012 and 2011 were as follows:

	Balance, Beginning of Period	Charges Incurred (1)	Net Cash Payments	Other (2)	Balance, End of Period
	(Dollars in thousands)
For the quarter ended September 30, 2012	$41,215	$2,543	$(2,503)	$—	$41,255

For the quarter ended September 30, 2011	$43,895	$491	$(2,450)	$—	$41,936

For the year to date ended September 30, 2012	$45,837	$3,256	$(7,838)	$—	$41,255

For the year to date ended September 30, 2011	$50,378	$1,310	$(8,284)	$(1,468)	$41,936

(1)	Includes charges for newly vacated spaces and subsequent adjustments for accretion, revised estimates, and variances between estimated and actual charges, net of any reversals for terminated lease obligations.
(2)	Includes existing prepaid rent balances for newly vacated spaces that are netted with the losses incurred in the period recorded.

5. BUSINESS ACQUISITIONS

Luxury Attitude

On May 2, 2012, we acquired the European-based corporate training firm Luxury Attitude for approximately $3.1 million in cash. Luxury Attitude specializes in service and customer relations training for premium and luxury companies.

The allocation of purchase price resulted in approximately $2.9 million of goodwill being recorded. This amount represents the premium paid over the fair value of the net assets acquired. We paid this premium as this strategic acquisition enables Luxury Attitude to pursue expansion of its client base through the international reach of INSEEC and IUM. There are also plans to incorporate the premium customer relations curriculum into the online education platforms in the IUM and INSEEC programs. Providing innovative digital delivery of education through online and mobile platforms is a core competency of CEC.

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

The purchase agreement also included a contingent consideration provision which is calculated based upon future revenue growth and operating margins. The amount due is also dependent upon the period of time in which the previous owners of Everblue remain with the Company. As such, the contingent consideration is being accounted for as compensation; it was not part of the consideration paid for the business. As of September 30, 2012, $1.6 million has been recorded related to this contingent consideration provision, of which approximately $1.3 million was recognized during the first quarter of 2012 due to the previous owners’ termination of employment with the Company in February 2012. The amount of actual contingent consideration is in dispute with the previous owners and may be subject to further adjustment.

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

6. FINANCIAL INSTRUMENTS

Cash and Cash Equivalents and Investments

Cash and cash equivalents and investments from our continuing operations consist of the following as of September 30, 2012 and December 31, 2011:

	September 30, 2012
		(Dollars in thousands) Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$211,098	$—	$—	$211,098
Money market funds	31,730	—	—	31,730

Total cash and cash equivalents	242,828	—	—	242,828

Short-term investments (available-for-sale):
U.S. Treasury bills	103,984	—	(11)	103,973
U.S. Government Agencies	26,523	—	(1)	26,522

Total short-term investments (available-for-sale)	130,507	—	(12)	130,495

Total cash and cash equivalents and short-term investments	$373,335	$—	$(12)	$373,323

Long-term investments (available-for-sale):
Municipal bonds	$11,150	$—	$(535)	$10,615

	December 31, 2011
		(Dollars in thousands) Gross Unrealized
	Cost	Gain	(Loss)	Fair Value
Cash and cash equivalents:
Cash	$157,317	$—	$—	$157,317
Money market funds	122,827	448	—	123,275

Total cash and cash equivalents	280,144	448	—	280,592

Short-term investments (available-for-sale):
U.S. Treasury bills	133,648	31	(5)	133,674
U.S. Government Agencies	26,962	—	(29)	26,933

Total short-term investments (available-for-sale)	160,610	31	(34)	160,607

Total cash and cash equivalents and short-term investments	$440,754	$479	$(34)	$441,199

Long-term investments (available-for-sale):
Municipal bonds	$11,150	$—	$(735)	$10,415

In the table above, unrealized holding losses as of September 30, 2012 relate to short-term investments that have been in a continuous unrealized loss position for less than one year. The table also includes unrealized holding losses that relate to our long-term investments in municipal bonds, which are auction rate securities (“ARS”). When evaluating our investments for possible impairment, we review factors such as the length of time and extent to which fair value has been less than the cost basis, the financial condition of the investee, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value. The decline in the fair value of our municipal bonds through September 30, 2012 is attributable to the continued lack of activity in the ARS market, exposing these investments to liquidity risk.

Included in cash and cash equivalents above are amounts related to certain of our European campuses that are operated on a not-for-profit basis. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. The amount of cash and cash equivalents of our not-for-profit schools with restrictions was $70.2 million and $74.5 million at September 30, 2012 and December 31, 2011, respectively. Restrictions on cash balances have not affected our ability to fund operations.

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

Municipal bonds: Debt obligations issued by states, cities, counties, and other governmental entities, which earn federally tax-exempt interest. ARS generally have stated terms to maturity of greater than one year. We classify investments in ARS as non-current on our consolidated balance sheets within other assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continue to accrue interest and are auctioned on a set interval until the auction succeeds, the issuer calls the securities, or they mature. As of September 30, 2012, we have determined these investments are at risk for impairment due to the nature of the liquidity of the market over the past year. Cumulative unrealized losses as of September 30, 2012 amount to $0.5 million and are reflected within accumulated other comprehensive loss as a component of stockholders’ equity. We believe this impairment is temporary, as we do not intend to sell the investments and it is unlikely we will be required to sell the investments before recovery of their amortized cost basis.

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

As of September 30, 2012, we held investments that are required to be measured at fair value on a recurring basis. These investments (available-for-sale) consist of U.S. Treasury bills and U.S. Government Agencies that are publicly traded and for which market prices are readily available.

As of September 30, 2012, our investments in municipal bonds are classified as available-for-sale and reflected at fair value. The auction events for these investments have been failing for over three years. The fair values of these securities are estimated utilizing a discounted cash flow analysis as of September 30, 2012. These analyses consider, among other items, the collateralization underlying the security investments, the credit worthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics.

Investments measured at fair value on a recurring basis subject to the disclosure requirements issued by FASB ASC Topic 820 – Fair Value Measurements at September 30, 2012 and December 31, 2011 were as follows:

	As of September 30, 2012
		(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Municipal bonds	$—	$—	$10,615	$10,615
U.S. Treasury bills	103,973	—	—	103,973
U.S. Government Agencies	26,522	—	—	26,522

Totals	$130,495	$—	$10,615	$141,110

	As of December 31, 2011
		(Dollars in thousands)
	Level 1	Level 2	Level 3	Total
Municipal bonds	$—	$—	$10,415	$10,415
U.S. Treasury bills	133,674	—	—	133,674
U.S. Government Agencies	26,933	—	—	26,933

Totals	$160,607	$—	$10,415	$171,022

The following table presents a rollforward of our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC Topic 820 for the year to date ended September 30, 2012:

(Dollars in thousands)
Balance at December 31, 2011	$10,415
Unrealized gain	200

Balance at September 30, 2012	$10,615

Credit Agreement

As of September 30, 2012, we had letters of credit totaling $6.2 million outstanding under our $185.0 million U.S. Credit Agreement. Borrowing availability under our U.S. Credit Agreement as of September 30, 2012, was $178.8 million. Our U.S. Credit Agreement expired on October 31, 2012. Discussions surrounding the level and terms of a replacement credit facility are ongoing. Effective October 31, 2012, we have provided cash that will be restricted in use to provide securitization for the letters of credit previously covered under our U.S. Credit Agreement.

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

We regularly monitor compliance with the “90-10 Rule” established under the The Higher Education Opportunity Act. As a result, during the third quarter of 2012, we delayed receipt of approximately $19.7 million of Title IV funds to help our institutions comply with the 90-10 Rule for fiscal 2012. Our student receivables balance increased during the current year quarter as compared to the prior year quarter as a result of this delay. These funds are expected to be drawn down during January 2013.

Student Receivables Under Extended Payment Plans and Recourse Loan Agreements

We had previously provided extended payment plans to certain students to help ensure that they could complete their educational programs. We have discontinued providing extended payment plans to students. As of September 30, 2012 and December 31, 2011, the amount of non-current student receivables under student extended payment plans, net of allowance for doubtful accounts and net of deferred tuition revenue, was $5.0 million and $6.1 million, respectively.

Previously, we had recourse loan agreements with Sallie Mae and Stillwater National Bank and Trust Company (“Stillwater”) which required us to repurchase loans originated by them to our students after a certain period of time. Our recourse loan agreement with Stillwater was terminated on April 29, 2007. Our recourse loan agreement with Sallie Mae ended on March 31, 2008.

Outstanding net recourse loan receivable balances for continuing operations as of September 30, 2012 and December 31, 2011 were $3.0 million and $3.2 million, respectively. These receivables are reported under non-current assets as a component of student receivables, net within the consolidated balance sheets.

Student Receivables Valuation Allowance

Changes in our current and non-current receivables allowance for the quarters and years to date ended September 30, 2012 and 2011 were as follows:

	Balance, Beginning of Period	Charges to Expense (1)	Amounts Written-off	Balance, End of Period
	(Dollars in thousands)
For the quarter ended September 30, 2012	$53,687	$11,190	$(15,406)	$49,471

For the quarter ended September 30, 2011	$78,048	$14,078	$(22,045)	$70,081

For the year to date ended September 30, 2012	$64,953	$29,000	$(44,482)	$49,471

For the year to date ended September 30, 2011	$90,939	$40,926	$(61,784)	$70,081

(1)	Charges to expense include an offset for recoveries of amounts previously written off of $2.4 million and $2.1 million for the quarters ended September 30, 2012 and 2011, respectively, and $7.5 million and $8.0 million for the years to date ended September 30, 2012 and 2011, respectively.

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

As of September 30, 2012, a decision had been made to sell a portion of our student receivables balance with a carrying amount of $1.9 million as of September 30, 2012. In accordance with ASC Paragraph 310-10-35-49, once an asset is transferred into the held for sale classification, it must be recorded at the lower of cost or fair value. Fair value for these student receivables was calculated based on the amount of the sale price for the transaction which was concluded during October 2012. As the fair value was determined based on a quoted price, these would be categorized as Level 1 per ASC Topic 820. The fair value adjustment of $0.9 million was recorded within our unaudited statements of income and comprehensive income as a component of general and administrative expense in September 2012. These student receivables were sold on October 11, 2012.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill during the year to date ended September 30, 2012 are as follows by segment:

	CTU	AIU	Health Education	Culinary Arts	Art & Design	International	Total
	(Dollars in thousands)
Goodwill balance as of December 31, 2011	$45,938	$41,418	$41,871	$—	$41,479	$41,920	$212,626
Goodwill impairment	—	—	(41,871)	—	(41,479)	—	(83,350)
Effect of foreign currency exchange rate changes	—	—	—	—	—	(310)	(310)
Acquisition of Luxury Attitude	—	—	—	—	—	2,896	2,896

Goodwill balance as of September 30, 2012	$45,938	$41,418	$—	$—	$—	$44,506	$131,862

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

As a result of the interim impairment test during the second quarter of 2012, we recorded goodwill impairment charges of $41.9 million and $41.5 million within Health Education and Art & Design, respectively, during the second quarter of 2012. Of the total charge, $8.9 million will be deductible for income tax purposes. In addition, in conjunction with the second step of the goodwill impairment test, fair values are assigned to all assets and liabilities for each reporting unit, including all other intangible assets, as if the reporting unit had been acquired in a business combination. The fair values for our indefinite-lived trade names within the Health Education segment declined below their respective carrying values, and as a result, we recorded a $1.0 million charge for our Sanford-Brown and Missouri College trade names during the second quarter of 2012.

As part of our quarterly analysis of our remaining goodwill and other indefinite-lived intangible asset balances, we determined that no indicators existed that would indicate a more likely than not impairment of these assets during the third quarter of 2012.

9. COMMITMENTS AND CONTINGENCIES

An accrual for estimated legal fees and settlements of $11.3 million and $15.4 million at September 30, 2012 and December 31, 2011, respectively, is presented within other current liabilities on our consolidated balance sheets.

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

Securities Litigation

Ross, et al. v. Career Education Corporation, et al. On January 13, 2012, a class action complaint was filed in the United States District Court for the Northern District of Illinois, naming the Company and various individuals as defendants and claiming that the defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) by making material misstatements in and omitting material information from the Company’s public disclosures concerning its schools’ job placement rates and its compliance with accreditation policies. The complaint further claimed that the individual defendants violated Section 20(a) of the Exchange Act by virtue of their positions as control persons of the Company. Plaintiff asks for unspecified amounts in damages, interest, and costs, as well as ancillary relief. On March 23, 2012, the Court appointed KBC Asset Management NV, the Oklahoma Police Pension & Retirement Systems, and the Oklahoma Law Enforcement Retirement System, as lead plaintiffs in the action. On May 3, 2012, lead plaintiffs filed a consolidated amended complaint, asserting the same claims alleged in the initial complaint, and naming the Company and two former executive officers as defendants. Lead plaintiffs seek damages on behalf of all persons who purchased the Company’s common stock between February 19, 2009 and November 21, 2011. On October 30, 2012, the Court ruled on defendants’ motion to dismiss. The motion was granted as to defendant Graham and denied as to the other defendants. The Court further ordered the parties to meet and confer regarding discovery. A status hearing is scheduled for November 19, 2012.

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

Shareholder Derivative Actions and Demands

Bangari v. Lesnik, et al. On December 7, 2011, a derivative action was filed in the Circuit Court of Cook County, Chancery Division on behalf of the Company naming the Company’s current Board of Directors as individual defendants and the Company as a nominal defendant. Plaintiff alleges breach of fiduciary duty and abuse of control by the individual defendants in connection with the Company’s alleged ongoing failure to have proper internal controls in place to appropriately determine its schools’ placement rates or to comply with relevant accreditation policies regarding placement practices and determinations. Plaintiff asks for unspecified amounts in damages, interest, and costs, as well as ancillary relief. On February 10, 2012, the defendants filed motions to dismiss or stay the complaint. On August 21, 2012, the Court denied defendants’ motions to dismiss, and granted defendants’ request for a stay. A status hearing is scheduled for January 31, 2013.

Cook v. McCullough, et al. On December 22, 2011, a derivative action was filed in the United States District Court for the Northern District of Illinois on behalf of the Company naming the Company’s current Board of Directors as well as various current and former officers as individual defendants and the Company as a nominal defendant. Plaintiff alleges breach of fiduciary duty, abuse of control and gross mismanagement by all of the individual defendants based on allegations similar to those asserted in Bangari, described above, and on the defendants’ alleged failure to prevent the Company’s disclosure of allegedly misleading statements relating to placement rates. Plaintiff also asserts a claim of unjust enrichment against certain individual defendants due to their receipt of incentive-based compensation based on allegedly inflated short-term financial performance. Plaintiff asks for unspecified amounts in damages, interest, and costs, as well as ancillary relief. On March 16, 2012, defendants filed motions to dismiss or stay the complaint. The Court granted the motions to stay pending resolution of the motions to dismiss. On August 13, 2012, the Court denied defendants’ motions to dismiss, ordered defendants to answer the complaint by October 22, 2012, and to file a reply brief in further support of their motion to stay by November 7, 2012. The Court further ordered the parties to engage in certain preliminary discovery. Defendants filed an answer to the complaint on October 22, 2012. A hearing is scheduled for November 14, 2012.

Alex v. McCullough, et al. On November 5, 2012, a derivative action was filed in the United States District Court for the Northern District of Illinois on behalf of the Company naming the Company’s current Board of Directors as well as various current and former officers as individual defendants and the Company as a nominal defendant. Plaintiff alleges breach of fiduciary duty, waste of corporate assets and unjust enrichment by all of the individual defendants based on allegations similar to those asserted in Bangari and Cook, described above. In addition, in connection with the Company’s reporting of placement rates, plaintiff also asserts violations of Sections 10(b) and 20(a) of the Exchange Act against certain individual defendants. Plaintiff asks for unspecified amounts in damages, interest, and costs, as well as ancillary relief.

The Company’s Board of Directors has addressed forming a Special Litigation Committee (“SLC’) for the purpose of conducting a thorough and independent investigation into the allegations raised in the Bangari and Cook derivative actions described above and any subsequent related claims. The SLC would be delegated the authority to take any and all actions as the SLC deems appropriate and in the best interests of the Company regarding what, if any, actions the Company should undertake with respect to the findings of the SLC.

Because of the many questions of fact and law that may arise, the outcome of these actions and investigation is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for these matters because they are in their early stages and the complaints do not seek a specified amount of damages. Accordingly, we have not recognized any liability associated with these matters.

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

On June 3, 2011, the same attorneys representing the class in the Amador action filed a separate complaint in the San Francisco County Superior Court entitled Abarca v. California Culinary Academy, Inc., et al, on behalf of 115 individuals who are opt outs in the Amador action and/or non-class members, and therefore not subject to the Amador settlement. On June 15, 2011, the same attorneys filed another action in the San Francisco County Superior Court entitled Andrade, et al. v. California Culinary Academy, Inc., et al., on behalf of another 31 individuals who are opt outs in the Amador action and/or non-class members, and therefore not subject to the Amador settlement. On August 12, 2011, plaintiffs’ counsel filed a third action on behalf of five individuals who opted out of or were not parties to the Amador settlement entitled Aprieto, et al. v. California Culinary Academy. None of these three suits are being prosecuted as a class action. They each allege the same claims as were previously alleged in the Amador action, plus claims for breach of contract and violations of the repealed California Education Code. The plaintiffs in these cases seek damages, including consequential damages, punitive damages and attorneys’ fees. We have not responded to these three complaints, which have been deemed related and transferred to the same judge who has been handling the Amador case, because they have been stayed pending a final determination as to which of the remaining individual plaintiffs have viable claims that are not barred by the final judgment on the settlement in the class action. Certain of the plaintiffs in these cases filed claims or received notice of the settlement and did not file claims, and therefore their individual claims will be barred. The parties are engaged in preliminary discovery and a further status conference is scheduled for January 22, 2013.

Based on the Company’s records, it appears that there are approximately 126 plaintiffs whose claims are not barred by the settlement, 44 of which accepted offers to compromise pursuant to the California Code of Civil Procedure and were paid approximately $0.4 million in the aggregate in settlement of these claims. These amounts were recorded in the third quarter of 2012 and the majority of the payments were made by September 30, 2012. There are about 80 plaintiffs remaining.

Because of the many questions of fact and law that may arise as discovery and pre-trial proceedings progress, the outcome of the Abarca, Andrade and Aprieto legal proceedings with respect to the remaining plaintiffs is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for these actions because these matters are in their early stages and involve many unresolved issues of fact and law. Accordingly, we have not recognized any liability associated with these actions, except as described above.

Lilley, et al. v. Career Education Corporation, et al. On February 11, 2008, a class action complaint was filed in the Circuit Court of Madison County, Illinois, naming the Company and Sanford-Brown College, Inc. as defendants. Plaintiffs filed amended complaints on September 5, 2008 and September 24, 2010. The five plaintiffs named in the amended complaint are former students who attended a medical assistant program at Sanford-Brown College located in Collinsville, Illinois. The amended complaint asserts claims for alleged violations of the Illinois Private Business and Vocational Schools Act, for alleged unfair conduct and deceptive conduct under the Illinois Consumer Fraud and Deceptive Business Practices Act, as well as common law claims of fraudulent misrepresentation and fraudulent omission.

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

By Order dated December 3, 2010, the Court certified a class consisting of all persons who attended Sanford-Brown College in Collinsville, Illinois and enrolled in the Medical Assisting Program during the period from July 1, 2003 through November 29, 2010. This class consists of approximately 2,300 members. On February 10, 2011, the Fifth District Court of Appeals granted defendants’ petition for leave to appeal the trial court’s class certification order. By Order filed on October 25, 2012, the Appellate Court reversed the class certification order. The Appellate Court also ruled that the four named plaintiffs can proceed with their individual causes of action and, if successful, receive an award of actual damages, treble damages if fraud is proven, injunctive relief and reasonable attorneys’ fees and costs. Plaintiffs have until November 15, 2012 to file a Petition for Rehearing with the Appellate Court. Plaintiffs could also seek review of the Appellate Court’s decision by filing a Petition for Leave to Appeal with the Illinois Supreme Court.

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

Surrett, et al. v. Western Culinary Institute, Ltd. and Career Education Corporation. On March 5, 2008, a complaint was filed in Portland, Oregon in the Circuit Court of the State of Oregon in and for Multnomah County naming Western Culinary Institute, Ltd. and the Company as defendants. Plaintiffs filed the complaint individually and as a putative class action and alleged two claims for equitable relief: violation of Oregon’s Unlawful Trade Practices Act (“UTPA”) and unjust enrichment. Plaintiffs filed an amended complaint on April 10, 2008, which added two claims for money damages: fraud and breach of contract. Plaintiffs allege that Western Culinary Institute, Ltd. (“WCI”) made a variety of misrepresentations to them, relating generally to WCI’s placement statistics, students’ employment prospects upon graduation from WCI, the value and quality of an education at WCI, and the amount of tuition students could expect to pay as compared to salaries they could expect to earn after graduation. WCI subsequently moved to dismiss certain of plaintiffs’ claims under Oregon’s UTPA; that motion was granted on September 12, 2008. On February 5, 2010, the Court entered a formal Order granting class certification on part of plaintiff’s UTPA and fraud claims purportedly based on omissions, denying certification of the rest of those claims and denying certification of the breach of contract and unjust enrichment claims. The class consists of students who enrolled at WCI between March 5, 2006 and March 1, 2010, excluding those who dropped out or were dismissed from the school for academic reasons.

Plaintiffs filed a Fifth Amended Complaint on December 7, 2010, which included individual and class allegations by Nathan Surrett. Class notice was sent on April 22, 2011, and the opt-out period expired on June 20, 2011. The class consisted of approximately 2,600 members. They are seeking tuition refunds, interest and certain fees paid in connection with their enrollment at WCI.

On May 23, 2012, WCI filed a motion to compel arbitration of claims by 1,062 individual class members who signed enrollment agreements containing express class action waivers. The Court issued an Order denying the motion on July 27, 2012. WCI filed an appeal from the Court’s Order and on August 30, 2012, the Court of Appeals issued an Order granting WCI’s motion to compel the trial court to cease exercising jurisdiction in the case. Thus, all proceedings with the trial court have been stayed pending the outcome of the appeal.

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

Plaintiffs’ counsel have filed eight separate but related “multiple plaintiff actions” entitled Banks, et al. v. California School of Culinary Arts, Los Angeles County Superior Court (by 316 individuals); Abrica v. California School of Culinary Arts, Los Angeles County Superior Court (by 373 individuals); Aguilar, et al. v. California School of Culinary Arts, Los Angeles County Superior Court (by 88 individuals); Alday v. California School of Culinary Arts, Los Angeles Superior Court (by 73 individuals); Ackerman, et al. v. California School of Culinary Arts, Los Angeles County Superior Court (by 27 individuals); Arechiga, et al. v. California School of Culinary Arts, Los Angeles County Superior Court (by 60 individuals); Anderson, et al., v. California School of Culinary Arts, Los Angeles County Superior Court (by 58 individuals); and Allen v. California School of Culinary Arts, Los Angeles Superior Court (by 12 individuals). All eight cases are being prosecuted on behalf of over one thousand former students. The allegations are the same as those asserted in the Vasquez class action case. The individual plaintiffs in these cases seek compensatory and punitive damages, disgorgement and restitution of tuition monies received, attorneys’ fees, costs and injunctive relief. All of these cases have been deemed related to the Vasquez class action and therefore are pending before the same judge who is presiding over the Vasquez case.

On June 15, 2012, pursuant to a stipulation by the parties, the plaintiffs filed a consolidated amended complaint in the Vasquez action consolidating all eight of the separate actions referenced above. Defendants’ response to the consolidated complaint was filed on July 13, 2012. The Court has lifted the stay on actions that were consolidated and the parties are now engaged in discovery.

On June 22, 2012, defendants filed motions to compel arbitration of plaintiffs’ claims. On August 10, 2012, the Court granted the motions with respect to two later versions of the arbitration agreement at issue, and denied the motions with respect to the earliest version signed by certain of the plaintiffs. Approximately 54 individuals signed the later two versions of the arbitration agreement, and their claims are subject to arbitration.

Over the last few months, defendants sent out offers to compromise pursuant to the California Code of Civil Procedure to 1,069 individual plaintiffs, 334 of which were accepted. The total amount that has been or will be paid to eliminate these claims is approximately $2.1 million. This aggregate amount was recorded in the third quarter of 2012 and the majority of the payments were made by September 30, 2012. Due to the recent addition of new plaintiffs, there are currently approximately 900 active plaintiffs in the consolidated action.

Because of the many questions of fact and law that have already arisen and that may arise in the future, the outcome of these legal proceedings is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for these actions with respect to the current plaintiffs because our possible liability depends on an assessment of the appropriate measure of damages, if we were to be found liable. Accordingly, we have not recognized any liability associated with these actions except as described above.

Kishia Houck, et al. v. Career Education Corporation and International Academy of Merchandising & Design, Inc., and Juan Antonio Morales, et al. v. Career Education Corporation and International Academy of Merchandising & Design, Inc. On May 23, 2012, a putative class action was filed in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida, captioned Kishia Houck, et al. v. Career Education Corporation and International Academy of Merchandising & Design, Inc. The Houck plaintiffs allege causes of action under Florida’s Deceptive and Unfair Trade Practices Act and for breach of the implied covenant of good faith and fair dealing, unjust enrichment, and breach of fiduciary duty. They allege that defendants made a variety of misrepresentations to them, relating generally to salary and employment prospects, instructor qualifications, transferability of credits, career placement services, the reputation of the International Academy of Merchandising & Design, Inc., the value and quality of the education, the overall cost to attend the school, and relevant student loan information. The putative class is defined as including all students who are or have enrolled in defendants’ degree programs at its Tampa and Orlando, Florida campuses during an undetermined time period. The Houck plaintiffs seek to recover damages and also seek declaratory and injunctive relief.

On July 5, 2012, the action was removed to the U.S. District Court for the Middle District of Florida. On August 3, 2012, the Houck plaintiffs filed a Third Amended Class Action Complaint. On September 7, 2012, defendants moved to dismiss the Houck plaintiffs’ claims and to compel arbitration. On October 12, 2012, the parties jointly moved the court to postpone most case activity until it decides whether to refer the case for arbitration.

On September 11, 2012, a second putative class action was filed in the United States District Court for the Middle District of Florida, captioned Juan Antonio Morales, et al. v. Career Education Corporation and International Academy of Merchandising & Design, Inc. The Morales plaintiffs allege essentially the same factual bases and causes of action as in Houck, but they have added a request for punitive damages. The definition of the putative class in Morales is the same as in Houck.

On October 23, 2012, the Morales plaintiffs filed a First Amended Complaint in which, among other things, they added several additional plaintiffs, including a proposed class representative, and a claim for civil conspiracy. Thus, Morales included causes of action under Florida’s Deceptive and Unfair Trade Practices Act, and for breach of the implied covenant of good faith and fair dealing, unjust enrichment, breach of fiduciary duty, and civil conspiracy. On November 2, 2012, the court ordered Morales closed, incorporated it into Houck, and ordered that all further pleadings shall be filed in Houck.

Because of the many questions of fact and law that have already arisen and that may arise in the future, the outcome of these legal proceedings is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for these actions because, among other things, our potential liability depends on whether a class is certified and, if so, the composition and size of any such class as well as on an assessment of the appropriate measure of damages, if we were to be found liable. Accordingly, we have not recognized any liability associated with this action.

Danielle Brainard, et al. v. Career Education Corporation and Sanford-Brown Limited, Inc. On September 11, 2012, a putative class action was filed in the United States District Court for the Middle District of Florida, captioned Danielle Brainard, et al. v. Career Education Corporation and Sanford-Brown Limited, Inc. d/b/a/ Sanford-Brown College and d/b/a/ Sanford-Brown Institute-Orlando. In their complaint, plaintiffs alleged causes of action under Florida’s Deceptive and Unfair Trade Practices Act and the Federal Racketeer Influenced

and Corrupt Organizations Act (“RICO”), for breach of the implied covenant of good faith and fair dealing, unjust enrichment, and breach of fiduciary duty. Plaintiffs allege that defendants made a variety of misrepresentations to them, relating generally to salary and employment prospects, instructor qualifications, transferability of credits, the necessity for completing a medical assistant program before enrolling in other technical programs, career placement services, the reputation of Sanford-Brown College and Sanford-Brown Institute, the value and quality of the education, the overall cost to attend the school, and relevant student loan information. The putative classes are defined as including (1) all students who are or have enrolled in defendants’ degree programs at its Tampa and Orlando, Florida campuses during an undetermined time period, and (2) all students who are or have enrolled in defendants’ degree programs at any of their Sanford-Brown campuses throughout the United States during an undetermined period who were told by defendants that they had to complete a medical assistant program prior to enrolling in other technical programs. Plaintiffs seek to recover damages and also seek declaratory and injunctive relief.

On October 18, 2012, plaintiffs filed a First Amended Complaint. In this amended pleading, plaintiffs added several additional plaintiffs and a claim for civil conspiracy. The deadline for defendants to answer or otherwise respond to the First Amended Complaint is November 5, 2012.

Because of the many questions of fact and law that have already arisen and that may arise in the future, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for this action because, among other things, our potential liability depends on whether a class or classes are certified and, if so, the composition and size of any such class(es) as well as on an assessment of the appropriate measure of damages, if we were to be found liable. Accordingly, we have not recognized any liability associated with this action.

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

On March 14, 2012, we entered into a settlement agreement with plaintiffs’ counsel resolving the claims asserted in both cases. On October 23, 2012, the Court granted final approval of this settlement. Under the terms of the settlement agreement, we have agreed to pay $200 to each person who received the subject text message who can be identified and returns a valid claim form. Following an additional arbitration process, the Court awarded class counsel attorneys’ fees of $3.5 million as a total amount for both the Rojas and Fahey cases. Based upon the information available to us, we recorded a charge of $6.0 million in the fourth quarter of 2011 which represents our best estimate of the loss related to these matters.

Employment Litigation

Wilson, et al. v. Career Education Corporation. On August 11, 2011, Riley Wilson, a former Admissions Representative based in Minnesota, filed a complaint in the United States District Court for the Northern District of Illinois. The two-count complaint asserts claims of breach of contract and unjust enrichment arising from our decision to terminate our Admissions Representative Supplemental Compensation Plan. In addition to his individual claims, Wilson also seeks to represent a nationwide class of similarly situated Admissions Representatives who also were affected by termination of the plan. On October 6, 2011, we filed a motion to dismiss the complaint. On November 25, 2011, Wilson moved for class certification and appointment of class counsel, but briefing on that issue and all discovery were stayed pending a decision on the motion to dismiss. On April 13, 2012, the Court granted our motion to dismiss in its entirety and dismissed plaintiff’s complaint for failure to state a claim. The Court dismissed this action with prejudice on May 14, 2012. On June 11, 2012, plaintiff filed a Notice of Appeal with the United States Court of Appeals for the Seventh Circuit appealing the final judgment of the trial court. Briefing was completed on October 30, 2012. No hearing date for the appeal has been set.

Because plaintiff has filed a notice of appeal, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of potential loss, if any, for this action. Accordingly, we have not recognized any liability associated with this action.

Gonzalez, et al. v. Career Education Corporation, et al. On September 16, 2011, Karla Gonzalez and 19 other current and former employees of Southern California School of Culinary Arts, Ltd. (“SCSCA”) who worked primarily as Admissions Representatives filed a complaint in California Superior Court for the County of Los Angeles, Northeast District. The complaint names us, SCSCA, Le Cordon Bleu, Inc. and two former SCSCA employees as defendants. In their complaint, the plaintiffs allege, among other things, that the defendants (i) failed to pay them overtime and rest break compensation in violation of the California Labor Code; (ii) owe statutory penalties under the California Labor Code for unpaid wages; (iii) engaged in unfair competition and unfair business practices in violation of the California Business and Professions Code relating to false time records and failure to pay wages owed; (iv) breached contracts by failing to pay bonuses for enrolling students; (v) engaged in unfair competition and unfair business practices in violation of the California Business and

Professions Code by failing to report and intending to evade taxes; (vi) are responsible for statutory penalties under the California Private Attorneys General Act (“PAGA”) for violations of various sections of the California Code; and (vii) committed fraud by failing to pay allegedly promised bonuses and by altering time records. In their PAGA claim, plaintiffs seek recovery of penalties for violations of various wage and hour provisions of the California Code on behalf of themselves and all other similar current and former employees in California. In a first amended complaint filed in December 2011, plaintiffs dropped the individual defendants as defendants without prejudice. The remaining defendants responded to the first amended complaint on January 18, 2012, denying all material allegations. A second amended complaint was deemed filed on April 18, 2012.

On June 1, 2012, plaintiffs filed a third amended complaint in which they re-alleged counts (i) – (vii) as identified above against the corporate defendants, and asserted count (vii) against the individual defendant. It also added new counts for violation of public policy relating to retaliation (new count viii) and intentional infliction of emotional distress (new count ix). The new counts were brought against all of the defendants. On August 15, 2012, the judge sustained demurrers regarding all but two of the new counts. The counts that survived were fraud against the individual defendant for alleged promises about bonus payments and violation of public policy relating to retaliation against the corporate defendants. The infliction of emotional distress claims were dismissed without leave to amend as to all defendants.

The defendants have answered the third amended complaint by denying all allegations, and the parties are engaged in discovery. Motions for summary judgment are due on November 29, 2012. Trial is scheduled to commence on February 25, 2013.

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

The Company received from the Commonwealth of Massachusetts Office of the Attorney General (“MA AG”) a Civil Investigative Demand dated September 27, 2012. The CID relates to the MA AG’s investigation of whether certain of the Company’s schools have complied with Massachusetts consumer protection laws in connection with marketing and advertising, job placement and student outcomes, the recruitment of students, and the financing of education. Pursuant to the CID, the MA AG has requested from the Company documents and detailed information covering a broad spectrum of areas, including student information, programs of study, externships, tuition, financial aid, default rates, graduation rates, employment outcomes, recruitment and admissions, career services, student disclosures, employee compensation, accreditation, advertising, and complaints relating to operations, recruitment, placement, retention, graduation and quality of education. The documents and information sought by the MA AG in connection with its investigation generally cover the time period from January 1, 2008 to the present, with some specific requests covering time periods as early as January 1, 2003 to the present. The Company is cooperating with the MA AG’s office with a view towards resolving this inquiry as promptly as possible.

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

Accrediting Body and State and Federal Regulatory Matters

Placement Determination Practices Related Matters

As previously disclosed, last year the Company’s Board of Directors directed independent legal counsel to conduct an investigation into student placement determination practices at its Health Education segment schools and to review placement determination practices at all of the Company’s other domestic schools. The Company also previously disclosed that it informed the U.S. Department of Education (“ED”), state regulators and programmatic and institutional accrediting bodies of the investigation and review of placement determination practices, as appropriate. Following the completion of the investigation and review, the Company retained an independent third party to provide placement re-verification services to further review school placement data reported to accrediting bodies and other regulatory authorities. The Company has continued to refine its placement data review and re-verification processes since its reporting of 2011 annual placement rates to the Accrediting Council for Independent Colleges and Schools (“ACICS”) and the Accrediting Commission of Career Schools and Colleges (“ACCSC”).

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

In connection with the show-cause proceeding, ACICS reviewed information it had requested of the Company regarding the annual placement rates for the period from July 1, 2010 through June 30, 2011 (the ACICS 2011 reporting year), which included the results of the independent third-party placement re-verifications described above. Based on ACICS’ interpretation of this information, 24 additional ACICS-accredited campuses fell below ACICS’ 65% placement rate standard for the ACICS 2011 reporting year and therefore are subject to increased levels of accreditation oversight, joining the 36 campuses already subject to this additional oversight based on the placement rates reported for the ACICS 2011 reporting year. This oversight includes, depending on the degree such campuses fell below the 65% placement rate standard, more detailed or frequent reporting requirements, the submission of a placement improvement plan, attendance by campus career service personnel at a placement workshop, additional requirements for new program and location approvals or on-site evaluations.

Four of these campuses, Sanford-Brown College – Indianapolis, Sanford-Brown College – Milwaukee, Sanford-Brown Institute – Landover and the online campus of IADT, were placed on probation status due to placement rates at or below 40% for the ACICS 2011 reporting year. We have initiated a teach-out of the campuses in Milwaukee and Landover. These four campuses in the aggregate contributed approximately 3.6% of the Company’s 2011 consolidated revenue. Campuses on probation remain accredited. An institution is obligated to demonstrate to ACICS that the conditions or circumstances which led to the imposition of probation have been corrected before probation will be lifted, in this case meaning an increase in placement rates to a level acceptable to ACICS.

On or before November 1, 2012, 71 campuses filed annual reports with ACICS including annual placement rates for the ACICS 2012 reporting year. Of those, 52 fell below ACICS’ 64% placement rate standard applicable for the ACICS 2012 reporting year, including 14 campuses that reported rates below 47% (the minimum ACICS compliance standard for the ACICS 2012 reporting year). These 14 campuses in the aggregate contributed approximately 7.7% of the Company’s 2011 consolidated revenue. Three of the 14 campuses reporting rates below 47% are in the process of being taught out and five are newer start-up campuses which have been in operation for less than three years.

On June 7, 2012, ACCSC sent a letter notifying the Company that ACCSC had acted to direct the Company’s ten ACCSC-accredited campuses (the “ACCSC Institutions”) to show cause as to why their accreditation should not be withdrawn. The show-cause directive stems from the Company’s responses to ACCSC’s previously disclosed information requests regarding the ACCSC Institutions’ student placement determination practices and reported employment rates to ACCSC, which included the results of the independent third-party placement re-verifications for graduates of such institutions included in the 2011 reporting period. Nine of the ten ACCSC Institutions are dually accredited by ACICS and therefore were included in the now-vacated ACICS show-cause directive. The tenth, Le Cordon Bleu Institute of Culinary Arts – Pittsburgh, is scheduled to complete its teach-out of existing students on November 9, 2012.

The letter from ACCSC set forth the accreditor’s requirements for the ACCSC Institutions to demonstrate compliance with its accrediting standards, which include the accelerated submission of employment placement rate data for the ACCSC 2012 reporting year for each program offered at the ACCSC Institutions, utilization of an independent third party to audit this employment placement rate data, additional analysis of previously submitted placement data and an update regarding the status of ACICS accreditation for the ACCSC Institutions and the ongoing ED inquiry described below. The Company provided the requested information to ACCSC on September 7, 2012 for review at its November 2012 meeting, and will continue working with ACCSC with a view towards resolving this matter as promptly as possible.

During the pendency of the ACCSC show-cause directive, the ACCSC Institutions remain accredited, but are subject to ACCSC restrictions regarding requests for any new programs or campuses.

On or around August 10, 2012, three of our Health Education campuses (Sanford-Brown Institute – White Plains, Sanford-Brown Institute – Landover, and Sanford-Brown College – Tyson’s Corner) were notified that the Accrediting Bureau of Health Education Schools (“ABHES”), who provides programmatic accreditation of their medical assisting programs, had acted at its July 2012 meeting to place them on show-cause as a result of site visit reports and questions related to their previously reported 2011 ABHES placement rates for their medical assisting programs (the same reporting year and placement data reviewed by ACICS and discussed above). On November 1, 2012, the three campuses provided a response which will be reviewed by ABHES at its next meeting in January 2013. Placement rates were recently reported to ABHES for the ABHES 2012 reporting year, and a majority of the applicable campuses reported rates below ABHES’ applicable placement rate standard.

In addition to the matters described above, the Company and its institutions have received other information requests regarding historical placement determination practices and related matters. As previously disclosed, the Company has responded to requests for information from ED, which has advised the Company that it is conducting an inquiry concerning possible violations by the Company of ED misrepresentation regulations in connection with historical placement rates provided to accrediting bodies, students and potential students. As also previously disclosed, ED recently moved all of the Company’s institutions from the “advance” method of payment of Title IV Program funds to cash monitoring status (referred to as Heightened Cash Monitoring 1, or HCM1, status). Although the Company’s existing practices substantially conform to the requirements of this more restrictive method of drawing down students’ Title IV Program funds, if ED finds violations of the Higher Education Act of 1965, as amended (“HEA”) or related regulations, ED may impose monetary or program level sanctions, or transfer the Company’s schools to the “reimbursement” or Heightened Cash Monitoring 2 (“HCM2”) methods of payment of Title IV Program funds, under which the institution must disburse its own funds to students, document the students’ eligibility for Title IV Program funds and comply with certain waiting period requirements before receiving such funds from ED, which would result in a significant delay in receiving those funds. The process of re-establishing a regular schedule of cash receipts for the Title IV Program funds if ED places our schools on “reimbursement” or HCM2 payment status could take several months, and would require us to fund ongoing operations substantially out of existing cash balances. In addition, if ED determines that an eligible institution has violated its misrepresentation regulations with regard to the publication of placement rates or other disclosures to students or prospective students, ED may revoke, limit, suspend or deny the institution’s Title IV eligibility, or impose fines. Any such action would first likely require reasonable prior notice and an opportunity for an administrative hearing (as recently confirmed by the U.S. Court of Appeals for the District of Columbia), and would be subject to appeal.

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

The Company and its institutions have also responded to requests for information regarding its investigation and review of placement determination practices from the Higher Learning Commission of the North Central Association of Colleges and Schools, Middle States Commission on Higher Education, Commonwealth of Pennsylvania Department Education Division of Higher and Career Education, the Arizona State Board for Private Postsecondary Education, the Minnesota Office of Higher Education and the Florida Commission for Independent Education.

We cannot predict with certainty the outcome of these accrediting body and state and federal regulatory matters, and any legal proceeding, claim or other matter that may arise relating to the matters discussed above. Because institutional accreditation by an accreditor recognized by ED is required for an institution to remain eligible to participate in the federal student financial aid programs, the failure by the Company to satisfactorily address the low placement rates of certain campuses and resolve these matters or any other matter that may arise could have a material adverse effect on our business, reputation, financial position, cash flows and results of operations.

Other Matters

Due to their participation in Title IV Programs, our schools and universities are subject to periodic program reviews by ED for the purpose of evaluating an institution’s compliance with Title IV Program requirements, identifying any liabilities to ED caused by errors in compliance, and improving future institutional capabilities.

An ED program review report for Gibbs College – Livingston, NJ (school closed) and a final determination letter for Katharine Gibbs School – New York, NY (school closed) have been pending with ED since 2005. Given the passage of time, it is not clear that any final reports will be issued.

Our schools and universities are also subject to periodic audits by various regulatory bodies, including the U.S. Department of Education’s Office of Inspector General (“OIG”). The OIG audit services division commenced a compliance audit of CTU in June 2010, covering the period July 5, 2009 to May 16, 2010, to determine whether CTU had policies and procedures to ensure that CTU administered Title IV Program and other federal program funds in accordance with applicable federal law and regulation. On January 13, 2012, the OIG issued a draft report identifying three findings, including one regarding the documentation of attendance of students enrolled in online programs and one regarding the calculation of returns of Title IV Program funds arising from student withdrawals without official notice to the institution. CTU submitted a written response to the OIG, contesting these findings, on March 2, 2012. CTU disagreed with the OIG’s proposed determination of what constitutes appropriate documentation or verification of online academic activity during the time period covered by the audit. CTU’s response asserted that this finding was based on the retroactive application of standards adopted as part of the program integrity regulations that first went into effect on July 1, 2011. The OIG final report, along with CTU’s response to the draft report, was forwarded to ED’s Office of Federal Student Aid on September 21, 2012. On October 24, 2012, CTU provided a further response challenging the findings of the report directly to ED’s Office of Federal Student Aid, which will make an independent assessment of what further action, if any, is warranted.

We cannot predict the outcome of these matters, and any unfavorable outcomes could have a material adverse effect on our business, results of operations, cash flows and financial position.

In August 2011, the U.S. Department of Veterans Affairs (“VA”), through its Denver Regional Office (“VA Regional Office”), conducted a compliance survey at the Colorado Springs campus of CTU. The VA Regional Office also subsequently conducted compliance survey reviews at other CTU campuses, including Denver, Kansas City and Sioux Falls, as well as CTU Online. The VA Regional Office initially informed CTU that it had identified certain students for whom it believed CTU had incorrectly certified the monthly housing allowance provided pursuant to the Post-9/11 Veterans Educational Assistance Act (“Post-9/11 GI Bill”). While CTU believes the position of the VA Regional Office is based on a difference in interpretation of applicable provisions of law, CTU worked closely with the VA to ensure that students entitled to benefits under the Post-9/11 GI Bill were not adversely impacted or held responsible for any adjustments made respecting the monthly housing allowance. We previously estimated and accrued for a potential reimbursement on behalf of students by CTU of approximately $5.0 million. The VA concluded its review of all of the CTU campuses in September 2012 and assessed an aggregate potential student liability of approximately $3.6 million related to this compliance review, which CTU did not contest. CTU paid the VA on behalf of students in September 2012 and we believe this matter is now resolved.

10. INCOME TAXES

The components of pretax (loss) income from continuing operations for the quarters and years to date ended September 30, 2012 and 2011 are as follows:

	For the Quarters Ended September 30,		For the Years to Date Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
U.S.	$(39,609)	$25,753	$(109,274)	$205,454
Foreign	(7,897)	(5,470)	900	5,210

Total	$(47,506)	$20,283	$(108,374)	$210,664

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

The following is a summary of our income tax (benefit) provision and effective tax rate from continuing operations:

	For the Quarters Ended September 30,		For the Years to Date Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Pretax (loss) income	$(47,506)	$20,283	$(108,374)	$210,664
Income tax (benefit) provision	$(16,675)	$6,215	$(30,109)	$72,582
Effective tax rate	35.1%	30.6%	27.8%	34.5%

The increase in the effective tax rate for the quarter ended September 30, 2012 as compared to the prior year quarter was primarily due to the inclusion of a $2.6 million favorable tax adjustment related to the expiration of the statute of limitations on a federal tax exposure, which was partially offset by an increase in the relative percentage of operating income that our foreign and not-for-profit institutions will contribute to our consolidated results of operations; both of which reduce the consolidated effective tax rate. Additionally, the rate is also impacted by various state income tax valuation allowances due to the change of forecasted earnings for some legal entities.

The decrease in the effective tax rate for the year to date ended September 30, 2012 as compared to the prior year was primarily due to the write-off of non-deductible goodwill and an increase in the relative percentage of operating income that our foreign and not-for-profit institutions will contribute to our consolidated results of operations. Additionally, the rate is also impacted by various state income tax valuation allowances due to the change of forecasted earnings for some legal entities. The current year to date effective tax rate also included $4.6 million in favorable tax adjustments related to the resolution of various state tax exposures and the expiration of the statute of limitations on other federal and state tax exposures which reduced our effective tax rate by 4.3%. The prior year to date effective tax rate included $1.6 million in favorable tax adjustments related to the correction of an error in previously filed U.S. income tax returns associated with the treatment of foreign interest income which reduced our effective tax rate by 0.7% for the year to date ended September 30, 2011.

We estimate that it is reasonably possible that the liability for unrecognized tax benefits for a variety of uncertain tax positions will decrease by up to $1.7 million in the next twelve months as a result of the completion of various tax audits currently in process and the expiration of the statute of limitations in several jurisdictions. The income tax rate for the quarter and year to date ended September 30, 2012 does not take into account the possible reduction of the liability for unrecognized tax benefits. The impact of a reduction to the liability will be treated as a discrete item in the period the reduction occurs. We recognize interest and penalties related to unrecognized tax benefits in tax expense. As of September 30, 2012, we had accrued $3.6 million as an estimate for reasonably possible interest and accrued penalties.

Our tax returns are routinely examined by federal, state and foreign tax authorities and these audits are at various stages of completion at any given time. The Internal Revenue Service completed its examination of our U.S. income tax returns through our tax year ended December 31, 2007.

11. STOCK REPURCHASE PROGRAM

During the quarter ended September 30, 2012, we did not repurchase any shares of our common stock. Year to date through September 30, 2012, we repurchased 6.1 million shares of our common stock for approximately $56.4 million at an average price of $9.29 per share. As of September 30, 2012, approximately $183.3 million was available under our authorized stock repurchase program to repurchase outstanding shares of our common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time. The repurchase of shares of our common stock reduces the amount of cash available to pay cash dividends to our stockholders. We have never paid cash dividends on our common stock.

12. SHARE-BASED COMPENSATION

Overview of Share-Based Compensation Plans

The Career Education Corporation 2008 Incentive Compensation Plan (the “2008 Plan”) authorizes awards of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, performance units, annual incentive awards, and substitute awards. Any shares of our common stock that are subject to awards of stock options or stock appreciation rights payable in shares will be counted as 1.0 share for each share granted for purposes of the aggregate share limit and any shares of our common stock that are subject to any other form of award will be counted as 1.67 shares for each share granted for purposes of the aggregate share limit. As of September 30, 2012, there were approximately 10.0 million shares of common stock available for future share-based awards under the 2008 Plan. This amount does not reflect 4.0 million shares underlying restricted stock units and stock options outstanding as of September 30, 2012, which upon vesting or exercise will be settled in shares of our common stock and thus reduce the common stock available for future share-based awards under the 2008 Plan by the amount vested.

As of September 30, 2012, we estimate that compensation expense of approximately $15.0 million will be recognized over the next four years for all unvested share-based awards that have been granted to participants, including stock options, shares of restricted stock and restricted stock units. We expect to satisfy the exercise of stock options, any future distribution of shares of restricted stock and future distribution of shares upon settlement of restricted stock units by issuing new shares of common stock or by using treasury shares.

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

Stock option activity during the year to date ended September 30, 2012 under all of our plans was as follows:

	Options	Weighted Average Exercise Price
	(In thousands)
Outstanding as of December 31, 2011	3,353	$27.79
Granted	526	8.00
Exercised	—	—
Forfeited	(194)	18.70
Cancelled	(859)	23.94

Outstanding as of September 30, 2012	2,826	$25.90

Exercisable as of September 30, 2012	2,178	$29.62

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

In the year to date ended September 30, 2012, we awarded approximately 1.4 million restricted stock units under the 2008 Plan. Upon vesting, based on the conditions set forth in the award agreements, these units will be settled in shares of our common stock. We valued these units in accordance with the guidance set forth by FASB ASC Topic 718 – Compensation-Stock Compensation.

The following table summarizes information with respect to all outstanding restricted stock and restricted stock units under our plans during the year to date ended September 30, 2012:

	Restricted Stock (Shares and Units in thousands)
	Shares	Weighted Average Grant-Date Fair Value Per Share	Units	Weighted Average Grant-Date Fair Value Per Unit	Total
Outstanding as of December 31, 2011	1,797	$24.74	—	$—	1,797
Granted	—	—	1,398	8.40	1,398
Vested	(372)	24.84	—	—	(372)
Forfeited	(516)	24.63	(215)	8.63	(731)

Outstanding as of September 30, 2012	909	$24.75	1,183	$8.35	2,092

13. WEIGHTED AVERAGE COMMON SHARES

The weighted average number of common shares used to compute basic and diluted net (loss) income per share for the quarters and years to date ended September 30, 2012 and 2011 were as follows:

	For the Quarters Ended September 30,		For the Years to Date Ended September 30,
	2012	2011	2012	2011
	(Shares in thousands)
Basic common shares outstanding	66,100	73,582	66,325	74,858
Common stock equivalents	—	476	—	660

Diluted common shares outstanding	66,100	74,058	66,325	75,518

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

Due to the fact that we reported a loss from continuing operations for the quarter and year to date ended September 30, 2012, potential common stock equivalents are excluded from the diluted common shares outstanding calculation. Per FASB ASC Topic 260 – Earnings Per Share, an entity that reports discontinued operations shall use income or loss from continuing operations as the benchmark for calculating diluted common shares outstanding, and as such, we have zero common stock equivalents since these shares would have an anti-dilutive effect on our net income per share for the quarter and year to date ended September 30, 2012. For the quarter and year to date ended September 30, 2011, certain unexercised stock option awards, unvested restricted stock and unvested restricted stock units are excluded from our computations of diluted earnings per share, as these shares were out-of-the-money and their effect would have been anti-dilutive. The anti-dilutive awards that were excluded from our computations of diluted earnings per share were 3.5 million for the quarter ended September 30, 2011 and 3.0 million for the year to date ended September 30, 2011.

In addition to the common stock issued upon the exercise of employee stock options and the granting of restricted stock, we issued less than 0.1 million shares for each of the quarters ended September 30, 2012 and

2011 upon the purchase of common stock pursuant to our employee stock purchase plan. For the years to date ended September 30, 2012 and 2011, we issued 0.1 million shares and less than 0.2 million shares, respectively, upon the purchase of common stock pursuant to our employee stock purchase plan.

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

Summary financial information by reporting segment is as follows:

	Revenue		Operating (Loss) Income
	For the Quarters Ended September 30,		For the Quarters Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
CTU (1)	$88,976	$100,477	$9,712	$16,755
AIU	71,204	85,787	1,084	12,430
Health Education	65,399	102,195	(28,468)	(3,632)
Culinary Arts	54,583	73,686	(10,722)	3,800
Art & Design	37,914	49,686	(7,963)	2,557
International	14,665	16,664	(6,444)	(3,064)
Corporate and Other	16	(84)	(5,446)	(8,965)

Total	$332,757	$428,411	$(48,247)	$19,881

	Revenue		Operating (Loss) Income
	For the Years to Date Ended September 30,		For the Years to Date Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
CTU (1)	$283,750	$330,603	$40,272	$87,016
AIU	238,985	288,092	22,623	66,384
Health Education (2)	232,375	328,329	(107,565)	11,379
Culinary Arts	176,430	248,718	(15,171)	30,741
Art & Design (3)	125,636	170,962	(55,823)	20,627
International	78,634	78,630	4,275	8,729
Corporate and Other (4)	50	(345)	1,676	(16,809)

Total	$1,135,860	$1,444,989	$(109,713)	$208,067

	Total Assets as of (5)
	September 30, 2012	December 31, 2011
	(Dollars in thousands)
CTU	$74,039	$74,648
AIU	67,939	73,090
Health Education	93,422	149,444
Culinary Arts	197,582	215,318
Art & Design	39,847	88,869
International	253,353	277,140
Corporate and Other	398,486	417,182
Discontinued Operations	20,361	20,429

Total	$1,145,029	$1,316,120

(1)	During the third quarter of 2011, CTU recorded an accrual of $5.0 million within administrative expense for an estimate for potential reimbursements of government funds, which was subsequently settled for $3.6 million during the third quarter of 2012.
(2)	Year to date September 2012 included a $41.9 million goodwill impairment charge, $1.1 million in asset impairment charges recorded as a result of the decision made in the second quarter of 2012 to teach out several schools and a $1.0 million trade name impairment charge. Year to date September 2011 included a $2.0 million charge related to the impairment of accreditation rights intangible assets.
(3)	Year to date September 2012 included a $41.5 million goodwill impairment charge.
(4)	Year to date September 2012 included a $19.0 million insurance recovery related to the settlement of claims under certain insurance policies. Year to date September 30, 2011 included a $7.0 million insurance recovery related to previously settled legal matters and a $1.4 million gain on the sale of real estate.
(5)	Total assets do not include the following intercompany activity: receivable or payable activity between schools and corporate and investments in subsidiaries.

15. SUBSEQUENT EVENT

On November 5, 2012, the Company made the decision to teach out twenty-three domestic campuses which are expected to contribute approximately $124.3 million of revenue and approximately $62.0 million of operating loss for the year ending December 31, 2012. The campuses will remain open to offer current students the ability to complete their course of study. The majority of these campuses are expected to cease operations no later than the first quarter of 2014. In addition, on November 5, 2012, we made the decision to eliminate approximately 900 positions across our domestic campuses and campus support center which will result in annual savings of approximately $45.0 - $55.0 million. A pretax severance charge of approximately $7.0 million will be recorded in the fourth quarter 2012.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The MD&A is intended to help investors understand the results of operations, financial condition and present business environment. The MD&A is organized as follows:

•	2012 Third Quarter Overview

•	Consolidated Results of Operations

•	Segment Results of Operations

•	Summary of Significant Accounting Policies and Estimates

•	Liquidity and Capital Resources

2012 THIRD QUARTER OVERVIEW

The third quarter of 2012 continued to present challenges, within the industry as well as within the organization as we continue to progress through this year of transition. Our revenue declined 22% as compared to the prior year quarter. Additionally, we reported an operating loss of $48.3 million for the third quarter of 2012. Our new student starts were down 23% as compared to the prior year quarter, which we believe is a result of several factors, including: continued ongoing regulatory scrutiny of the proprietary postsecondary education industry, weak economic conditions, initiatives such as the capping of enrollment in certain programs, implementation of new entrance requirements and the decision to teach out certain programs and campuses as well as the lengthening of the student decision-making process.

During the third quarter of 2012, Michael Graham resigned as Executive Vice President and Chief Financial Officer of the Company. The Board appointed Colleen O’Sullivan as Senior Vice President and Chief Financial Officer to replace Mr. Graham. Ms. O’Sullivan had previously served as the Company’s Corporate Controller and Chief Accounting Officer. Executive Vice President, Strategy and Chief Marketing Officer Todd DeYoung also resigned during the third quarter of 2012. Mr. DeYoung’s resignation came as the Company moves ahead with its strategy to decentralize the domestic marketing functions. The new marketing structure will allow for closer planning and collaboration between our marketing professionals and our business leaders. In addition, Teri Cotton Santos joined the Company as Senior Vice President, Chief Ethics and Compliance Officer. Her appointment reflects the Company’s commitment to a culture of compliance across the organization. As we exited the third quarter, the senior leadership positions were fully staffed. The Board continues its search for a permanent CEO to replace Mr. Lesnik, who is currently acting as CEO in addition to his role as Chairman of the Board.

In the face of the continued challenges facing the industry and our Company, it is imperative that we continue to make progress against each of the strategic imperatives that we have laid out, including: resolving regulatory challenges, establishing a well-defined strategy and simplifying the organization. We continued to make progress against each of these imperatives during the third quarter.

Regulatory Challenges

During the quarter, the U.S. Department of Veterans Affairs concluded its review of all of the CTU campuses and assessed an aggregate potential student liability of approximately $3.6 million related to this compliance review. We had previously recorded an estimated liability of $5.0 million related to this matter. We paid $3.6 million on behalf of students during the quarter and we believe this matter is now resolved.

We continue to remain focused on improving the placement of our graduates. Our increased number of career services personnel is focused on assisting our students with finding employment following completion of their academic program. In addition, we believe the tools and outreach resources made available to career services advisors, signed agreements with two career search providers, and increased mailings and phone calls to businesses to develop relationships to determine what job openings they may have for our graduates will help improve the pace of placements for our graduates. However, the challenging employment environment remains. As previously disclosed, we entered 2012 at a lower than anticipated pace in helping our students achieve job placements for the 2012 reporting year due to a transition period while the changes mentioned above were implemented. This transition period affected our overall annual rates reported for the 2012 reporting year. To the extent that we cannot place a sufficient percentage of students in the future to meet various requirements, including our institutional and programmatic accreditors’ minimum compliance standards, we will cap student enrollments and/or teach students out of the respective program.

Our ACICS nationally accredited campuses recently filed annual reports for the 2012 reporting year. Many of our campuses fell below the placement rate standard set by ACICS and 14 campuses fell below the minimum compliance standard for the 2012 reporting year. In addition, campuses are now required to report placement rates at the program level beginning with the 2012 reporting year. Collectively, our ACICS accredited campuses had 115 programs that reported placements rates below the minimum compliance standard for program level placement rates for the 2012 reporting year.

In August 2012, three of our Health Education campuses (Sanford-Brown Institute – White Plains, Sanford-Brown Institute – Landover, and Sanford-Brown College – Tyson’s Corner) were notified that the Accrediting Bureau of Health Education Schools (“ABHES”), who provides programmatic accreditation of their medical assisting programs, had acted at its July 2012 meeting to place them on show-cause as a result of site visit reports and questions related to their previously reported 2011 ABHES placement rates for their medical assisting programs. On November 1, 2012, the three campuses provided a response which will be reviewed by ABHES at its next meeting in January 2013. In addition, all of our campuses with ABHES-accredited programs recently filed annual reports with ABHES including annual placement rates for the ABHES 2012 reporting year, and 51 of 56 ABHES –accredited programs that reported placement rates at these campuses fell below ABHES’ 70% placement rate standard applicable for the ABHES 2012 reporting year.

As part of resolving the current regulatory challenges facing the Company, we have made changes to improve our 90-10 position across certain campuses. Those changes include the introduction of pre-enrollment testing, increasing tuition levels within all Health Education campuses, counseling students to carefully evaluate the amount of necessary Title IV Program borrowing, emphasizing employer-paid and other direct-pay education programs, and for certain programs, instituting program caps and discontinuations. In addition, as of September 30, 2012, we had delayed the disbursement and subsequent receipt of Title IV funds until the first quarter of 2013, of approximately $19.7 million for certain campuses. We estimate for the full year that up to $25.0 million of Title IV funds will be delayed. As a result of our initiatives, we expect that all of our institutions will be in compliance with the 90-10 Rule as of December 31, 2012.

As previously disclosed, the Company was one of several educational institutions who joined the Foundation for Education Success. The Foundation was charged with developing and monitoring codes of conduct for the for-profit postsecondary education industry. One of the keystone codes of conduct included a 21-day free trial period for new student starts to allow students time to assess the curriculum, faculty and learning methods without incurring any financial obligation during this trial period. Beginning in November 2012, AIU Online and CTU Online rolled out the 21-day free trial period for all new student starts. The introduction of this free trial period exemplifies our commitment to student success by ensuring that students are ready, motivated and capable of succeeding at our universities. We expect to roll out the 21-day trial period at our ground campuses and career schools in the coming months, capitalizing on our experience and learnings from our online University students’ experience.

Establish a Well-Defined Strategy

During the third quarter of 2012, the Company met with the Board to review and discuss its long-term strategic path. Several key components were decided upon which include:

•

Differentiate the AIU and CTU brands to gain distinction and market share for their distinct target student populations. AIU will focus on offering highly-affordable, competitive pricing to degree-focused students while providing leading learning technology. CTU will focus on offering a select portfolio of nationally-recognized programs within a specialized discipline for students seeking a deeply immersive academic experience. Additionally, we are in the process of working to improve the current model for identifying, attracting and enrolling prospective students within our AIU and CTU institutions. This effort not only includes reviews of existing business processes but also continues investments in branding initiatives for both institutions.

•

Consolidate and concentrate our focus within our career schools, including Health Education, Culinary Arts and Art & Design, to create a leaner, stronger portfolio of career institutions. Over the coming years, we are intending to consolidate these institutions into fewer brands, with program offerings which align with the market demands in health education, design and technology, culinary arts and other career-focused fields of study. A component of this strategy is to build upon the strength of our Le Cordon Bleu institutions, including through the re-introduction of the associate degree program and expansion of enthusiast programs.

•

Capitalize on our strong technology platforms and continue to be an industry leader in developing and introducing cutting-edge technology, including adaptive learning techniques to customize the student experience.

•	Invest in continued growth and expansion of the INSEEC institutions as well as continue to exchange and engage students and content between our international and domestic institutions.

Strategically, we remain committed to providing students with program offerings which will allow them to further advance their career aspirations. In doing so, we are mindful to offer programs which match market demands so as to meet both internal and external standards for student outcomes and other regulatory requirements.

Simplified Organization

On November 5, 2012, we made the decision to eliminate approximately 900 positions across our domestic campuses and campus support center. This action is a result of further simplifying the organization through the implementation of standardized operating structures, increased efficiencies in how student support services are provided and eliminating redundancies across the organization. As previously disclosed, we have focused on reducing costs throughout the organization in response to declining student populations throughout the year. This workforce reduction is not only focused on ensuring our cost structure aligns with the current levels of student population, but also represents a change to the underlying operating structure of our ground campuses, most notably within our career schools. The eliminated positions will affect current employees as well as unfilled positions. We expect that the reductions will be complete by January 2013 and will result in annual savings of approximately $45.0-$55.0 million. A pretax charge of approximately $7.0 million will be recorded in the fourth quarter of 2012 related to severance and benefits for the impacted employees.

In addition, on November 5, 2012, we made the decision to teach out 23 domestic campuses. This decision furthers our strategic imperative of investing in a smaller number of ground-based campuses; focusing on those locations that have the strongest likelihood of delivering strong student outcomes, operational efficiency and strength in the market. The campuses identified for teach-out are expected to contribute approximately $124.3 million in revenue and approximately $62.0 million in operating loss for the year ending December 31, 2012. These 23 campuses were identified after careful analysis of a number of factors including operating performance, student outcomes and strategic implications. We will be making specific campus closure announcements within the next 30 days. Consistent with our commitment to students, we will work with each of the campuses affected to ensure that existing students are afforded the ability to complete their course of study. We anticipate that a majority of the campus closures will be completed by the first quarter of 2014. A portion of these campuses will have remaining lease obligations following the completion of the teach-out. We will record a loss on unused space related to the remaining lease obligations at the time the location ceases operation. An estimate of this loss is not known at this time. In addition, severance costs will be incurred over the teach-out period, as we wind down campus operations. An estimate of the severance costs related to these teach-outs will be recorded in the fourth quarter of 2012; the amount of which is unknown as of the date of this filing.

We believe that executing against these strategic imperatives will provide the platform for which to return our business to sustainable growth over the long-term. However, in the near future, we continue to operate in a very challenging environment as we believe new student demand continues to slow; new students become more hesitant to take on debt given the uncertainty in the labor market; we implement a number of program changes in response to the regulatory environment and our industry continues to remain in the forefront of negative publicity. All of these factors have negatively impacted our results of operations for the first nine months of 2012 and we believe will continue to negatively impact the Company’s operating results for the remainder of this year as well as into 2013.

The impact of the factors noted above has been most notably felt within our domestic career institutions, including Health Education, Culinary Arts and Art & Design. Collectively these institutions reported a 34% decrease in new student starts as compared to the prior year quarter. This decrease in new student starts coupled with the decrease in student population drove a decrease in revenue of 30% in the current year quarter as compared to the prior year quarter. These institutions collectively reported an operating loss of $47.2 million in the current year quarter and we currently anticipate that the combined group’s operating loss for 2012 will be between $140 and $160 million, excluding the impact of impairments, legal settlements and other unusual items

Commencing in the fourth quarter of 2012, consistent with previous years, we will begin our annual impairment assessment of indefinite-lived intangible assets. As a result of the factors described above, there is a possibility that the future results and expected cash flow projections for each of our reporting units may be lower than those used in the previous impairment analyses. Consequently, further impairment of our indefinite-lived intangible assets could possibly result, particular for the remaining indefinite-lived intangible assets within our career institutions.

As we exit the third quarter of 2012, we remain focused on the Company’s mission of putting our students’ success first, and we believe that the actions taken to date have laid the groundwork to reposition the Company for future growth.

CONSOLIDATED RESULTS OF OPERATIONS

The summary of selected financial data table below should be referenced in connection with a review of the following discussion of our results of operations for the quarters ended September 30, 2012 and 2011.

	For the Quarters Ended September 30,				% Change
	2012	% of Total Revenue	2011	% of Total Revenue	2012 vs. 2011
	(Dollars in thousands)
TOTAL REVENUE	$332,757		$428,411		-22.3%

OPERATING EXPENSES
Educational services and facilities	133,206	40.0%	152,727	35.6%	-12.8%
General and administrative:
Advertising	80,602	24.2%	73,181	17.1%	10.1%
Admissions	41,717	12.5%	45,741	10.7%	-8.8%
Administrative	93,860	28.2%	100,647	23.5%	-6.7%
Bad debt	11,190	3.4%	14,078	3.3%	-20.5%

Total general and administrative expense	227,369	68.3%	233,647	54.5%	-2.7%

Depreciation and amortization	20,429	6.1%	22,156	5.2%	-7.8%

OPERATING (LOSS) INCOME	(48,247)	-14.5%	19,881	4.6%	-342.7%

PRETAX (LOSS) INCOME	(47,506)	-14.3%	20,283	4.7%	-334.2%
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(16,675)	-5.0%	6,215	1.5%	-368.3%

Effective tax rate	35.1%		30.6%
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(30,831)	-9.3%	$14,068	3.3%	-319.2%
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(2,315)	-0.7%	(3,434)	-0.8%	-32.6%

NET (LOSS) INCOME	$(33,146)	-10.0%	$10,634	2.5%	-411.7%

Educational services and facilities expense includes costs directly attributable to the educational activities of our schools, including: (1) salaries and benefits of faculty, academic administrators, and student support personnel, and (2) costs of educational supplies and facilities, including rents on school leases, certain costs of establishing and maintaining computer laboratories, costs of student housing, and owned and leased facility costs. Also included in educational services and facilities expense are costs of other goods and services provided by our schools, including costs of textbooks, laptop computers, dormitory services, restaurant services, contract training and cafeteria services.

General and administrative expense includes salaries and benefits of personnel in corporate and school administration, marketing, admissions, financial aid, accounting, human resources, legal and compliance. Other expenses within this expense category include costs of advertising and production of marketing materials, occupancy of the corporate offices and bad debt expense.

Quarter Ended September 30, 2012 as Compared to Quarter Ended September 30, 2011

Revenue

The decline in revenue as compared to the prior year quarter was a result of declines in revenue across all of our segments, most notably within Health Education, Culinary Arts and Art & Design. We believe our domestic institutions continue to be impacted by external factors including economic conditions, negative publicity, extended student decision-making timelines and changes in regulatory requirements. These factors, as well as initiatives such as the capping of enrollment in certain programs, implementation of new entrance requirements and the decision to teach out certain programs and campuses resulted in the continued decline in new student interest which, coupled with a decrease in the rate at which prospective students make the decision to join the institution as new students, resulted in decreases in both student population and new student starts as compared to the prior year quarter, leading to the decline in revenue.

Educational Services and Facilities Expense

The decrease in educational services and facilities expense as compared to the prior year quarter is mainly driven by lower academic costs, most notably bookstore and faculty costs as a result of lower student population across all of our domestic institutions. We continue to closely monitor the variable costs while maintaining optimal student-teacher ratios. As a percentage of revenue, educational services and facilities expense increased as compared to the prior year quarter primarily due to fixed costs, including occupancy costs and certain academic expenses, remaining relatively flat as compared to the prior year quarter.

General and Administrative Expense

General and administrative expense decreased as compared to the prior year quarter mainly due to the prior year quarter including $11.4 million of legal costs related to various regulatory matters and our continued focus on reducing variable costs across all reporting segments as revenues decline, which is partially offset by an increase in advertising expense, most notably through our continued investment in the CTU branding campaign.

Bad debt expense incurred by each of our reportable segments during the quarters ended September 30, 2012 and 2011 was as follows:

	For the Quarters Ended September 30,
	2012	% of Segment Revenue	2011	% of Segment Revenue
	(Dollars in thousands)
Bad debt expense by segment:
CTU	$2,426	2.7%	$2,874	2.9%
AIU	1,807	2.5%	1,562	1.8%
Health Education	3,492	5.3%	3,403	3.3%
Culinary Arts	3,042	5.6%	4,993	6.8%
Art & Design	682	1.8%	1,169	2.4%
International	135	0.9%	158	0.9%
Corporate and Other	(394)	N/A	(81)	N/A

Total bad debt expense	$11,190	3.4%	$14,078	3.3%

Bad debt expense decreased $2.9 million as compared to the prior year quarter, primarily within Culinary Arts. The decline in bad debt expense within Culinary Arts is attributable to both the decline in revenue as compared to the prior year quarter, as well as the impact of our decision in previous years to no longer offer extended payment plans to new students. Student receivables under extended payment plans have historically experienced lower repayment rates.

Operating (Loss) Income

The operating loss reported for the current year quarter resulted from the decline in revenues across all of our segments being more significant than the decline in operating expenses as we continue to experience the impacts of the deleveraging of our business. Initiatives, including reductions in workforce to align with declining population, changes in marketing strategies and implementation of efficiencies in our support functions, have been carried out to partially offset the impact of declining revenues and deleveraging of the business.

(Benefit from) Provision for Income Taxes

Our consolidated effective tax rate for continuing operations was 35.1% for the current year quarter, as compared to 30.6% for the prior year quarter. The effective tax rate for interim reporting purposes is calculated based upon the Company’s full-year projected results of operations. The increase in the effective tax rate for the quarter ended September 30, 2012 as compared to the prior year quarter was primarily due to the inclusion of a $2.6 million favorable tax adjustment related to the expiration of the statute of limitations on a federal tax exposure, which was partially offset by an increase in the relative percentage of operating income that our foreign and not-for-profit institutions will contribute to consolidated results, both of which reduce the consolidated effective tax rate. Additionally, the effective tax rate for the current year quarter is also impacted by various state income tax valuation allowances due to the change of forecasted earnings for some legal entities.

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

Year to Date Ended September 30, 2012 as Compared to Year to Date Ended September 30, 2011

	For the Years to Date Ended September 30,				% Change
	2012	% of Total Revenue	2011	% of Total Revenue	2012 vs. 2011
	(Dollars in thousands)
TOTAL REVENUE	$1,135,860		$1,444,989		-21.4%

OPERATING EXPENSES
Educational services and facilities	431,739	38.0%	476,370	33.0%	-9.4%
General and administrative:
Advertising	235,559	20.7%	216,144	15.0%	9.0%
Admissions	136,065	12.0%	144,732	10.0%	-6.0%
Administrative	266,994	23.5%	293,511	20.3%	-9.0%
Bad debt	29,000	2.6%	40,926	2.8%	-29.1%

Total general and administrative expense	667,618	58.8%	695,313	48.1%	-4.0%

Depreciation and amortization	60,555	5.3%	62,563	4.3%	-3.2%
Goodwill and asset impairment	85,661	7.5%	2,676	0.2%	NM

OPERATING (LOSS) INCOME	(109,713)	-9.7%	208,067	14.4%	-152.7%

PRETAX (LOSS) INCOME	(108,374)	-9.5%	210,664	14.6%	-151.4%
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(30,109)	-2.7%	72,582	5.0%	-141.5%

Effective tax rate	27.8%		34.5%
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(78,265)	-6.9%	$138,082	9.6%	-156.7%
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(3,039)	-0.3%	940	0.1%	-423.3%

NET (LOSS) INCOME	$(81,304)	-7.2%	$139,022	9.6%	-158.5%

Revenue

All of our domestic segments reported a decline in revenue as compared to the prior year to date, most notably within Health Education, Culinary Arts and Art & Design. This decline was driven by 16% fewer students enrolled within our domestic institutions as of the beginning of the year coupled with lower new student starts for the first nine months of 2012 as compared to 2011. New student interest continues to fall below prior year levels.

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

General and Administrative Expense

The decline in general and administrative expense as compared to the prior year to date is mainly due to lower administrative and bad debt expenses. The current year to date administrative expense includes a $19.0 million insurance recovery recorded within Corporate and Other related to the settlement of claims under certain insurance policies. The prior year to date administrative expense included $11.4 million of legal costs related to various regulatory matters, which is partially offset by a $7.0 million insurance recovery related to previously settled legal matters. Advertising expense increased as compared to the prior year to date primarily due to CTU’s branding campaign which began late in the first quarter of 2012. Admissions expense decreased slightly due to cost reductions made in response to decreasing enrollments.

Bad debt expense incurred by each of our reportable segments during the years to date ended September 30, 2012 and 2011 was as follows:

	For the Years to Date Ended September 30,
	2012	% of Segment Revenue	2011	% of Segment Revenue
	(Dollars in thousands)
Bad debt expense by segment:
CTU	$6,734	2.4%	$7,241	2.2%
AIU	4,348	1.8%	3,101	1.1%
Health Education	8,733	3.8%	8,705	2.7%
Culinary Arts	7,461	4.2%	17,357	7.0%
Art & Design	2,081	1.7%	4,235	2.5%
International	759	1.0%	628	0.8%
Corporate and Other	(1,116)	N/A	(341)	N/A

Total bad debt expense	$29,000	2.6%	$40,926	2.8%

Bad debt expense decreased $11.9 million, driven mainly by the decrease within Culinary Arts. The decline in bad debt expense is attributable to both the decline in revenue as compared to the prior year to date, as well as the impact of our decision in prior years to no longer offer extended payment plans to new students. Student receivables under extended payment plans have historically experienced lower repayment rates. As of September 30, 2012, the consolidated amount of outstanding student receivables, net of allowance for doubtful accounts, related to extended payment plans was $5.3 million.

Goodwill and Asset Impairment

Goodwill and asset impairment charges relate primarily to goodwill impairment charges recorded in the second quarter of 2012 within our Health Education and Art & Design reporting units. The prior year to date goodwill and asset impairment expense of $2.7 million primarily related to the asset impairment charge associated with the consolidation of certain accreditation rights for several of our institutions. See Note 8 “Goodwill and Other Intangible Assets” of the notes to our unaudited consolidated financial statements for additional information.

Operating (Loss) Income

The current year to date operating loss of $109.7 million includes $85.7 of goodwill and asset impairment charges and an insurance recovery of $19.0 million related to the settlement of claims under certain insurance policies. The decline in revenues in the current year to date across all of our domestic segments more than offset the decline in operating expenses excluding impairment charges as we continue to experience the impacts of the deleveraging of our business. Prior year to date operating income of $208.1 million included $11.4 million of legal costs related to various regulatory matters, a $7.0 million insurance recovery related to the settlement of certain legal matters and $2.7 million in asset impairment charges.

(Benefit from) Provision for Income Taxes

The decrease in our consolidated effective income tax rate for continuing operations for the current year to date as compared to the prior year to date was primarily due to the effective tax rate for interim reporting purposes being calculated based upon the Company’s full-year projected results of operations. The current year effective tax rate is impacted by a write-off of non-deductible goodwill and by an increase in the relative percentage of operating income that our foreign and not-for-profit institutions will contribute to consolidated results, both of which reduce the consolidated effective tax rate. Additionally, the effective tax rate for the current year to date is also impacted by various state income tax valuation allowances due to the change of forecasted earnings for some legal entities. The current year’s effective tax rate also included $4.6 million in favorable tax adjustments related to the resolution of various federal and state tax exposures and the expiration of the statute of limitations on other state tax exposures which reduced our effective tax rate by 4.3%. The prior year to date effective tax rate included $1.6 million in favorable tax adjustments related to the correction of an error in previously filed U.S. income tax returns associated with the treatment of foreign interest income which reduced our effective tax rate by 0.7% for the year to date ended September 30, 2011.

SEGMENT RESULTS OF OPERATIONS

The following tables set forth unaudited historical segment results for the periods presented. Results for the prior year quarter have been reclassified to be comparable to the current year presentation.

	For the Quarters Ended September 30,
	(Dollars in thousands)
	REVENUE			OPERATING (LOSS) INCOME		OPERATING MARGIN (LOSS)
	2012	2011	% Change	2012	2011	2012	2011
CTU	$88,976	$100,477	-11.4%	$9,712	$16,755	10.9%	16.7%
AIU	71,204	85,787	-17.0%	1,084	12,430	1.5%	14.5%
Health Education	65,399	102,195	-36.0%	(28,468)	(3,632)	-43.5%	-3.6%
Culinary Arts	54,583	73,686	-25.9%	(10,722)	3,800	-19.6%	5.2%
Art & Design	37,914	49,686	-23.7%	(7,963)	2,557	-21.0%	5.1%
International	14,665	16,664	-12.0%	(6,444)	(3,064)	-43.9%	-18.4%
Corporate and Other	16	(84)		(5,446)	(8,965)

Total	$332,757	$428,411	-22.3%	$(48,247)	$19,881	-14.5%	4.6%

	NEW STUDENT STARTS			STUDENT POPULATION
	For the Quarters Ended September 30,			As of September 30,
	2012	2011	% Change	2012	2011	% Change
CTU	5,250	6,510	-19%	22,600	25,100	-10%
AIU	3,700	4,590	-19%	14,900	17,100	-13%
Health Education	4,820	7,710	-37%	16,700	28,100	-41%
Culinary Arts	3,920	5,480	-28%	11,200	15,400	-27%
Art & Design	1,200	1,870	-36%	7,400	10,300	-28%
International	4,750	4,440	7%	8,800	8,400	5%

Total	23,640	30,600	-23%	81,600	104,400	-22%

Quarter Ended September 30, 2012 as Compared to the Quarter Ended September 30, 2011

CTU. Current quarter revenue decreased $11.5 million as compared to the prior year quarter primarily due to declining student population resulting from lower carry-in student population at the beginning of 2012, a continued decline in new student interest and the teach out of one of our campuses announced in the second quarter of 2011. These factors more than offset the improvement in student retention as compared to the prior year quarter, resulting from the implementation of proactive measures designed to improve student engagement.

Current quarter operating income decreased $7.0 million as compared to the prior year quarter. CTU continued its brand campaign that was launched in the first quarter of 2012, which increased advertising expense

$7.4 million as compared to the prior year quarter. Administrative expense decreased as compared to the prior year quarter, as the prior year quarter included a $5.0 million accrual for an estimate for potential reimbursement of government funds which was subsequently settled in the current year quarter for approximately $3.6 million. The decline in revenue, along with the increase in advertising expense, more than offset the overall decrease in operating expenses as compared to the prior year quarter, and as a result, operating margin decreased approximately 580 basis points.

AIU. Current quarter revenue decreased $14.6 million as compared to the prior year quarter resulting mainly from the continued decline in student population. Student population decreased as compared to the prior year quarter due to lower beginning student population and the decline in new student starts as a result of weakened student interest across the industry and a decrease in the rate at which we convert prospective students to new enrollments.

Current quarter operating income decreased by $11.3 million as a result of the decrease in revenue, which more than offset the decrease in operating expense as compared to the prior year quarter. A decline in academic and bookstore expenses due to the decreasing student population slightly offset an increase in advertising expense driven by higher costs for new student leads, as well as timing of certain marketing campaigns.

Health Education. Revenue decreased $36.8 million as compared to the prior year quarter driven by the decrease in student population. The continued decline in new student interest across the industry contributed to the decrease in new student starts as compared to the prior year quarter. In addition, initiatives such as the capping of enrollment in certain programs, implementation of new entrance requirements and the decision to teach out certain programs and campuses, contributed to the decline in student population and new student starts as compared to the prior year quarter.

The current year quarter resulted in an operating loss of $28.5 million. While overall operating expense decreased as compared to the prior year due to cost control efforts to reduce variable costs as student population declines, the decline in revenue, as well as the inability to reduce operating costs at the same pace as the decline in revenue, drove the decrease in operating margin as compared to the prior year quarter.

Culinary Arts. Current quarter revenue decreased $19.1 million as compared to the prior year quarter. The decrease was partially due to a decrease in revenue-per-student due to a change in the mix of students as more students participate in the certificate program versus the associate program. In addition, student population declined due to a lower beginning student population and a decline in new student starts due to weakened student interest across the industry.

The current year quarter loss of $10.7 million was driven by the inability to reduce operating costs at the same pace as the decline in revenue. As student population declines, we continue to implement cost control efforts to reduce variable costs, which were partially offset in the current quarter by an increase in administrative expenses as compared to the prior year quarter due to legal costs related to the settlement of certain matters.

Art & Design. Current quarter revenue decreased $11.8 million as compared to the prior year quarter resulting from the decline in new student starts as compared to the prior year quarter. The decrease in new student starts resulted from the continued decline in new student interest coupled with a decrease in the rate at which prospective students are deciding to join the institution as new students.

The current year quarter resulted in an operating loss of $8.0 million. We continued to implement cost control efforts to reduce variable costs as student population declines, yet despite these cost control efforts, certain fixed costs and the inability to reduce operating costs at the same pace as the decline in revenue drove the decline in operating margin.

International. Current quarter revenue decreased $2.0 million, or 12.0% as compared to the prior year quarter. Revenue was negatively impacted by $2.4 million of unfavorable foreign currency exchange rates.

Excluding the impact of unfavorable foreign currency exchange rates, revenue would have increased 2.6% as compared to the prior year quarter.

Academic and occupancy expense increased as compared to the prior year quarter as a result of the continued investment at certain institutions within INSEEC Group as it prepares to seek internationally recognized programmatic accreditation. This increase coupled with summer breaks for a majority of the INSEEC programs, resulting in fixed costs continuing to be incurred without the corresponding revenue, contributed to the operating loss of $6.4 million in the current year quarter.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire Company. Corporate and Other costs decreased $3.5 million as compared to the prior year quarter as we continued to manage our overall cost structure.

Year to Date Ended September 30, 2012 as Compared to the Year to Date Ended September 30, 2011

	For the Years to Date Ended September 30,
	(Dollars in thousands)
	REVENUE			OPERATING (LOSS) INCOME		OPERATING MARGIN (LOSS)
	2012	2011	% Change	2012	2011	2012	2011
CTU	$283,750	$330,603	-14.2%	$40,272	$87,016	14.2%	26.3%
AIU	238,985	288,092	-17.0%	22,623	66,384	9.5%	23.0%
Health Education	232,375	328,329	-29.2%	(107,565)	11,379	-46.3%	3.5%
Culinary Arts	176,430	248,718	-29.1%	(15,171)	30,741	-8.6%	12.4%
Art & Design	125,636	170,962	-26.5%	(55,823)	20,627	-44.4%	12.1%
International	78,634	78,630	0.0%	4,275	8,729	5.4%	11.1%
Corporate and Other	50	(345)		1,676	(16,809)

Total	$1,135,860	$1,444,989	-21.4%	$(109,713)	$208,067	-9.7%	14.4%

	NEW STUDENT STARTS
	For the Years to Date Ended September 30,
	2012	2011	% Change
CTU	16,980	21,760	-22%
AIU	13,390	17,540	-24%
Health Education	12,740	24,600	-48%
Culinary Arts	9,490	12,740	-26%
Art & Design	3,130	5,110	-39%
International	6,000	5,540	8%

Total	61,730	87,290	-29%

CTU. Current year to date revenue decreased $46.9 million as compared to the prior year to date primarily due to 19% fewer students being enrolled in the school as of the beginning of 2012 as compared to 2011. This decline in carry-in student population, coupled with lower new student starts for the nine months ended 2012 and the teach out of one of our campuses announced in the second quarter of 2011, drove the decline in revenue.

Current year to date operating income decreased $46.7 million as compared to the prior year to date driven by the decline in revenue, as well as an $18.4 million increase in advertising expense primarily related to the brand campaign launched in the first quarter of 2012. Operating margin declined resulting from these factors as well as the deleveraging of operations.

AIU. Current year to date revenue decreased $49.1 million as compared to the prior year to date resulting from the continued decline in new student interest resulting in a decrease in new student starts as compared to the prior year to date, as well as a lower beginning student population.

Current year to date operating income decreased by $43.8 million, as the decrease in revenue was only partially offset by an overall decrease in operating expenses. Administrative and academic expenses were lower as compared to the prior year to date, as cost reduction efforts related to salary and related expenses were implemented due to the continued decline in student population.

Health Education. Revenue decreased $96.0 million as compared to the prior year to date driven by the decrease in student population. External factors including negative publicity, economic conditions and the changing regulatory environment continued to contribute to the overall decline in new student interest. In addition, initiatives such as the capping of enrollment of certain programs to help ensure better student outcomes, the implementation of new entrance requirements and the teach out of several programs and campuses resulted in fewer new student starts as compared to the prior year to date.

The current year to date operating loss of $107.6 million included $44.0 million of goodwill and asset impairment charges primarily related to a goodwill impairment charge recorded in the second quarter of 2012. The impairment charges, combined with the decline in revenue, drove a decrease in operating margin as compared to the prior year to date. Certain expenses decreased as compared to the prior year to date, including academics and admissions as we continue to reduce variable costs to correspond to the decline in student population.

Culinary Arts. Current year to date revenue decreased approximately $72.3 million as compared to the prior year to date partially due to a decrease in revenue-per-student due to a change in the mix of students as more students participate in the certificate program versus the associate program. This, along with the decline in new student interest, drove the decline in revenue as compared to the prior year to date.

The current year to date operating loss of $15.2 million was driven by the decline in revenue being only partially offset by decreases in both academic and bad debt expenses. The decline in bad debt expense as compared to the prior year primarily relates to the discontinuation in prior years of offering extended payment programs and the decrease in student population.

Art & Design. Current year to date revenue decreased $45.3 million as compared to the prior year to date driven by a decline in the student population at the beginning of the period as well as the decrease in new student starts for the current year to date. We continued to experience a decline in new student interest as a result of several external factors, including negative publicity of the industry and current economic conditions.

The current year to date operating loss of $55.8 million included a goodwill impairment charge of $41.5 million that was recorded in the second quarter of 2012. This impairment charge, coupled with the decline in revenue, was only partially offset by decreases in operating expenses resulting in the decline as compared to the prior year to date.

International. Current year to date revenue remained relatively flat as compared to the prior year to date. Revenue was negatively impacted by $7.7 million of unfavorable foreign currency exchange rates. Excluding the impact of unfavorable foreign currency exchange rates, revenue would have increased 9.8% as compared to the prior year to date, as a result of the increase in new student starts and student population.

Operating income decreased $4.5 million as compared to the prior year to date. Higher operating expenses, primarily academic expense resulting from the continued investments being made at certain institutions within INSEEC Group as it prepares to seek internationally recognized programmatic accreditation, drove the decrease in operating margin from 11.1% for the prior year to date to 5.4% for the current year to date.

Corporate and Other. This category includes unallocated costs that are incurred on behalf of the entire Company. Corporate and Other costs decreased $18.5 million as compared to the prior year to date. The current year results included an insurance recovery of $19.0 million related to the settlement of claims under certain insurance policies. The prior year included a $7.0 million insurance recovery related to previously settled legal matters and a $1.4 million gain on the sale of real estate, partially offset by legal expenses recorded within administrative expense.

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

LIQUIDITY, FINANCIAL POSITION AND CAPITAL RESOURCES

As of September 30, 2012, cash, cash equivalents and short-term investments totaled $373.3 million. Our cash flows from operations have historically been adequate to fulfill our liquidity requirements. We finance our operating activities, organic growth and acquisitions primarily through cash generated from operations and existing cash balances. The recent declines in operating performance have resulted in a decline in net cash provided by operating activities. As the Company executes on its strategic imperatives, we expect that there will be continued pressure on our domestic operating cash flow in the short term. We anticipate that we will be able to satisfy the cash requirements associated with, among other things, our working capital needs, capital expenditures and lease commitments through at least the next 12 months primarily with cash generated by operations and existing cash balances. However, we are not able to assess the effect of loss contingencies on future cash requirements and liquidity. See Note 9 “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements. Further, as a result of the significance of the Title IV Program funds received by our students, we are highly dependent on these funds to operate our business. Any reduction in the level of Title IV funds that our students are eligible to receive or any impact on timing or our ability to receive Title IV Program funds would have a significant impact on our operations and our financial condition. See Part II, Item 1A “Risk Factors.”

Included in cash and cash equivalents within our consolidated balance sheets are amounts related to certain of our European campuses that are operated as not-for-profit schools. The cash and cash equivalents related to these schools have restrictions which require that the funds be utilized for these particular not-for-profit schools. The amount of not-for-profit cash and cash equivalents with restrictions was $70.2 million and $74.5 million at September 30, 2012 and December 31, 2011, respectively. Restrictions on these cash balances have not affected, nor do we believe that such restrictions will affect, our ability to fund our daily operations.

As of September 30, 2012 and December 31, 2011, our foreign subsidiaries, including our not-for-profit schools, held cash and cash equivalents and short-term investments of approximately $112.6 million and $156.0 million, respectively. We have not provided for additional U.S. income taxes on approximately $84.5 million of foreign subsidiary earnings as these earnings are considered permanently invested in those businesses as of September 30, 2012. Such earnings could become taxable upon sale, conversion or liquidation of these non-U.S. subsidiaries, upon dividend repatriation of cash balances or upon a change in management’s intent to consider these earnings permanently invested. In connection with our sale of the Istituto Marangoni schools in the fourth quarter of 2011, we repatriated approximately $39.0 million in the third quarter of 2012.

The Company will continue to evaluate its position surrounding the permanent reinvestment of the foreign subsidiary earnings. Currently, we would only plan on repatriating part or all of the remaining foreign cash when it would be tax efficient through the utilization of foreign tax credits, when earnings qualify as previously taxed income, upon material changes in U.S. or foreign tax laws related to repatriation, upon divestiture of the related asset, or in the event of a material domestic capital requirement.

To participate in Title IV Programs, our schools must either satisfy standards of financial responsibility prescribed by ED, or could be subjected to additional oversight, required to post a letter of credit in favor of ED or placed on provisional certification. Pursuant to the Title IV Program regulations, each eligible higher education institution must, among other things, satisfy a quantitative standard of financial responsibility that is based on a weighted average of three annual tests which assess the financial condition of the institution. The three tests measure primary reserve, equity and net income ratios. The Primary Reserve Ratio is a measure of an institution’s financial viability and liquidity. The Equity Ratio is a measure of an institution’s capital resources and its ability to borrow. The Net Income Ratio is a measure of an institution’s profitability. These tests provide three individual scores that are converted into a single composite score. The maximum composite score is 3.0. If the institution achieves a composite score of at least 1.5, it is considered financially responsible without conditions or additional oversight. A composite score from 1.0 to 1.4 is considered to be in “the zone” of financial responsibility, and a composite score of less than 1.0 is not considered to be financially responsible. If an institution is in “the zone” of financial responsibility, the institution may establish eligibility to continue to participate in Title IV Programs for up to three years under additional monitoring and reporting procedures. If an institution’s composite score falls below the minimum threshold level of 1.0 or is in “the zone” for more than three consecutive years, the institution may be required to post a letter of credit in favor of ED and may be placed on provisional certification. ED has significant discretion in determining the applicable monitoring and reporting procedures applicable to an institution in “the zone,” the amount of any required letter of credit and the terms of any provisional certification.

ED applies its quantitative financial responsibility tests annually based on the school’s audited financial statements and may apply the tests if a school undergoes a change in control or under other circumstances. ED also may apply the tests to us, as the parent company of our schools, and to other related entities. Our composite score for the consolidated entity for the year ended December 31, 2011 was 2.3. Recent profitability declines will place downward pressure on our financial responsibility composite scores for the year ending December 31, 2012. Our current projections show that there is a risk that on a consolidated basis our composite score will be in “the zone” of financial responsibility for our fiscal year ending December 31, 2012. If in the future we are required to satisfy ED’s standards of financial responsibility on an alternative basis, including potentially by posting irrevocable letters of credit, we may not have the capacity to post these letters of credit. As discussed below, our U.S. Credit Agreement expired on October 31, 2012. Further, the costs of complying with additional monitoring and reporting requirements may be significant.

See Part II, Item 1A “Risk Factors” - A failure to demonstrate “financial responsibility” or “administrative capability” would have negative impacts on our operations.

Sources and Uses of Cash

Operating Cash Flows

During the years to date ended September 30, 2012 and 2011, net cash flows provided by operating activities totaled $32.5 million and $209.4 million, respectively.

Our primary source of cash flows from operating activities is tuition collected from our students. Our students derive the ability to pay tuition costs through the use of a variety of funding sources, including, among others, federal loan and grant programs, state grant programs, private loans and grants, school payment plans, private and institutional scholarships and cash payments. For the years to date ended September 30, 2012 and 2011, approximately 80% and 84%, respectively, of our U.S. schools’ cash receipts from tuition payments come from Title IV Program funding.

We regularly monitor compliance with the 90-10 Rule under the The Higher Education Opportunity Act (“HEOA”) in order to minimize the risk that any of our institutions would derive more than the applicable thresholds of its revenue from Title IV Programs for any fiscal year. The Company has implemented several initiatives in order to assist certain of our institutions in complying with the 90-10 Rule, including tuition increases; counseling students to carefully evaluate the amount of necessary Title IV Program borrowing; emphasizing employer-paid and other direct-pay education programs; the use of externally funded scholarships and grants; and, for certain campuses, increasing the level of accredited non-Title IV programs in our schools and delaying until the first quarter of 2013 the disbursement and subsequent receipt of up to $25.0 million of Title IV funds. As of September 30, 2012, we have delayed drawing down approximately $19.7 million of Title IV funds.

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

During the third quarter of 2012, management made the decision to sell certain student receivables with a carrying value of $1.9 million. In accordance with ASC Topic 310, we valued these student receivables at lower of cost or fair value and recorded the related fair value adjustment of $0.9 million as an ordinary loss during the current year quarter.

In addition, during the third quarter of 2012, we received a tax refund of $14.6 million related to taxes paid for fiscal 2011. This amount was previously recorded within prepaid expenses on our consolidated balance sheets.

During the second quarter of 2012, we reclassified $9.0 million from other current assets to other non-current assets, net, due to a revision in our current expectation related to the timing as to when we will receive the tenant improvement allowance related to our new campus support center. We expect to reduce our future rent payments ratably through 2015 to recover this amount.

Investing Cash Flows

During the years to date ended September 30, 2012 and 2011, net cash flows used in investing activities totaled $4.4 million and $61.4 million, respectively.

Capital Expenditures. Capital expenditures decreased to $29.5 million for the year to date ended September 30, 2012 as compared to $67.4 million for the same period last year. Capital expenditures represented 2.6% and 4.6% of total revenue of continuing and discontinued operations during the years to date ended September 30, 2012 and 2011, respectively. Capital expenditures were higher in the prior year due to the increased investment related to opening our new campus support center, as well as higher expenditures within our Health Education segment.

Acquisition of Luxury Attitude. On May 2, 2012, we acquired Luxury Attitude for approximately $3.1 million. The purchase price was funded with cash generated from operating activities.

Purchases and Sales of Available-for-Sale Investments. Purchases and sales of available-for-sale investments resulted in a net cash inflow of $29.7 million and a net cash outflow of $0.3 million during the years to date ended September 30, 2012 and 2011, respectively.

Proceeds on the Sale of Assets. During the year to date ended September 30, 2011, we received $6.3 million in gross proceeds in connection with the sale of property located in California.

Financing Cash Flows

During the years to date ended September 30, 2012 and 2011, net cash flows used in financing activities totaled $62.0 million and $146.3 million, respectively.

Repurchases of Stock. During the year to date ended September 30, 2012, we repurchased 6.1 million shares of our common stock for approximately $56.4 million at an average price of $9.29 per share. During the year to date ended September 30, 2011, we repurchased approximately 6.2 million shares of our common stock for approximately $137.0 million at an average price of $21.94 per share. Repurchases of stock during 2012 and 2011 were funded by cash generated from operating activities and existing cash balances.

As of September 30, 2012, approximately $183.3 million was available under our authorized stock repurchase program to repurchase outstanding shares of our common stock. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Payments of Contingent Consideration. Effective August 31, 2009, we acquired the outright rights to the Le Cordon Bleu (“LCB”) brand in the education services field for the U.S. and Canada. The purchase price for the brand rights consisted of $25.0 million in cash funded from operations, 3.0 million shares of our common stock valued at $71.3 million as of the closing date and $40.4 million in contingent payments paid over a 30-month period. The final payment was made in April 2012.

Credit Agreement. As of September 30, 2012, we had no borrowings and $6.2 million of letters of credit outstanding under our U.S. Credit Agreement. Our U.S. Credit Agreement expired on October 31, 2012. Effective October 31, 2012, we have provided cash that will be restricted in use to provide securitization for the letters of credit previously utilized under our U.S. Credit Agreement. Discussions surrounding the level and terms of a replacement credit facility are ongoing. Due to the economic uncertainty in the U.S., the industry in which we operate and our anticipated reduced level of operating performance as compared to previous years, we cannot predict with certainty whether we will be able to obtain a new credit agreement, and if one were entered into, the degree to which the terms or borrowing capacity will be less favorable as compared to the prior agreement.

Contractual Obligations

As of September 30, 2012, there were no significant changes to our contractual obligations from December 31, 2011, except as discussed below. We are not a party to any off-balance sheet financing or contingent payment arrangements, nor do we have any unconsolidated subsidiaries.

Acquisition of Everblue Training Institute. The estimated contingent consideration obligation related to our 2011 acquisition of Everblue Training Institute is approximately $1.6 million as of September 30, 2012 and is recorded as compensation expense in our unaudited consolidated results of operations, of which approximately $1.3 million was recognized during the first quarter of 2012. See Note 5 “Business Acquisitions” of the notes to our unaudited consolidated financial statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. We use various techniques to manage our market risk, including, from time to time, the use of derivative financial instruments. We do not use derivative financial instruments for speculative purposes.

Our municipal bond investments are auction rate securities (“ARS”) which generally have stated terms to maturity of greater than one year. We classify investments in ARS on our consolidated balance sheets within other non-current assets. Auctions can “fail” when the number of sellers of the security exceeds the buyers for that particular auction period. In the event that an auction fails, the interest rate resets at a rate based on a formula determined by the individual security. The ARS for which auctions have failed continue to accrue interest and are auctioned on a set interval until the auction succeeds, the issuer calls the securities, or they mature. As of September 30, 2012, we have determined these investments are at risk for impairment due to the nature of the liquidity of the market over the past year. As a result, we recorded a cumulative unrealized loss reflected within accumulated other comprehensive loss on our consolidated balance sheet of approximately $0.5 million as of September 30, 2012.

Interest Rate Exposure

Any outstanding borrowings under our credit agreement bear annual interest at fluctuating rates as determined by the Prime Rate or the London Interbank Offered Rate (LIBOR). As of September 30, 2012 and December 31, 2011, we had no outstanding borrowings under this agreement.

Our financial instruments are recorded at their fair values as of September 30, 2012 and December 31, 2011. We believe that the exposure of our consolidated financial position and results of operations and cash flows to adverse changes in interest rates is not significant.

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

As a percentage of total continuing operations for the year to date ended September 30, 2012, our international operations represented approximately 7% of revenue and contributed $4.3 million of operating income. Total assets of our international operations represent approximately 22% of consolidated assets as of September 30, 2012. Our current year to date results included an unfavorable impact of foreign currency exchanges rates of $7.7 million and $0.4 million related to revenue and operating income, respectively, versus the prior year to date.

As our international operations contribute a larger percentage to our consolidated results of operations, our exposure to foreign currency exchange rate fluctuations will increase.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We completed an evaluation as of the end of the period covered by this Report under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that (i) the information required to be disclosed by us in this Report was recorded, processed, summarized, and reported within the time periods specified in the rules and forms provided by the U.S. Securities and Exchange Commission (“SEC”) and (ii) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For our 2011 fiscal year, our institutions’ 90-10 Rule percentages ranged from approximately 61.1% to 94.5%. On February 14, 2012, we notified ED that six of our OPEIDs had 90-10 Rule percentages above 90% for the 2011 fiscal year. These six institutions were our Sanford-Brown College institutions in Atlanta, GA, Boston, MA, Farmington, CT, Fenton, MO and McLean, VA as well as Missouri College, Brentwood, MO. The Sanford-Brown College institution in Atlanta, GA includes nine additional locations (Columbus, OH; Austin, TX; Houston, TX; Houston/North Loop, TX; and Middleburg Heights, OH; Sanford-Brown Institute, Ft. Lauderdale, FL; Landover, MD; New York, NY; and Trevose, PA) and the Sanford-Brown College institution in Fenton, MO includes one additional location (St. Peters, MO). These six OPEIDs contributed approximately $180 million of revenue and $12 million of operating income for the year ended December 31, 2011 and approximately $95 million of revenue and $26 million of operating loss through the current year to date. We recently announced that we would teach-out the Landover, MD campus location.

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

Efforts to reduce the 90-10 Rule percentage for our institutions, especially if the percentage exceeds 90% for a fiscal year, have and may in the future involve taking measures that involve interpretations of the 90-10 Rule that are without clear precedent, reduce our revenue, increase our operating expenses (or any or all of the foregoing, in each case perhaps significantly). If the 90-10 Rule is not changed to provide relief for proprietary institutions, we may be required to make structural changes to our business or teach-out additional campuses in order to remain in compliance, which changes may materially alter the manner in which we conduct our business and materially and adversely impact our business, financial condition, results of operations and cash flows. Furthermore, these required changes could make more difficult our ability to comply with other important regulatory requirements, such as the cohort default rate regulations.

Our U.S. schools may lose their eligibility to participate in Title IV Programs if their student loan cohort default rates are greater than the standards set by ED.

To remain eligible to participate in Title IV Programs, our schools must maintain student loan cohort default rates below specified levels. ED calculates an educational institution’s cohort default rate annually as a measure of administrative capability. Each cohort is the group of students who first enter into student loan repayment during a federal fiscal year (ending September 30). The applicable cohort default rate for each cohort has been the percentage of the students in the cohort who default on their student loans prior to the end of the following federal fiscal year, which represents a two-year measuring period. The cohort default rates are published by ED approximately 12 months after the end of the measuring period. Thus, in September 2012, ED published the two-year cohort default rates for the 2010 cohort, which measured the percentage of students who first entered into repayment during the federal fiscal year ended September 30, 2010 and defaulted prior to September 30, 2011. As discussed below, the measurement period for the cohort default rate has increased to three years starting with the 2009 cohort, and the three-year cohort default rates for the 2009 cohort were also published by ED in September 2012.

If an educational institution’s two-year cohort default rate exceeds 10% for any one of the three preceding years, it must delay for 30 days the release of the first disbursement of U.S. federal student loan proceeds to first time borrowers enrolled in the first year of an undergraduate program. As a matter of regular practice, all of our institutions have implemented a 30-day delay for such disbursements. If an institution’s two-year cohort default rate exceeds 25% for three consecutive years or 40% for any given year, it will become ineligible to participate in Title IV Programs and, as a result, its students would not be eligible for federal student financial aid. See Part I, Item 1. Business, of our Annual Report on Form 10-K for the year ended December 31, 2011 for a table listing each of our educational institution’s two-year cohort default rates for 2007, 2008 and 2009, and see the chart below for our 2010 two-year cohort default rates. The cohort default rates of our schools have generally been increasing over the past several years and we believe this is due to the challenging economic climate and changes in the manner in which student loans are serviced.

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

The cohort default rate requirements were modified by the HEOA enacted in August 2008 to increase by one year the measuring period for each cohort. Starting in September 2012, ED will publish the official three-year cohort default rates in addition to the two-year rates. Beginning with the 2009 cohort, if an institution’s three-year cohort default rate exceeds 30% for any given year, it must establish a default prevention task force and develop a default prevention plan with measurable objectives for improving the cohort default rate. We believe that our current repayment management efforts meet these requirements. One of our institutions, Sanford-Brown College in McLean, VA, had a three-year rate in excess of 30% for the 2009 cohort. If an institution’s three-year cohort default rates for the 2009 and 2010 cohorts exceed 30%, the institution may be subject to provisional certification imposing various additional requirements for participation in Title IV Programs.

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

In February 2011, ED released the trial calculations of schools’ three-year cohort default rates for the 2008 cohort. Following criticism by the higher education community of ED’s calculations of the trial rates, ED withdrew them, recalculated them and re-issued revised trial rates in April 2011 noting that the trial rates that had been previously released were “incorrectly inflated.” In doing so, ED again advised schools that these were unofficial, trial rates with no sanctions tied to them and no ability to appeal or challenge them. ED does not ever plan to allow schools to challenge the calculation of their individual trial three-year cohort default rates for the 2008 cohort, or to issue official three-year cohort default rates for that year.

In September 2012, ED released the first official three-year cohort default rates for the 2009 cohort. A listing of the official 2009 and trial 2007-2008 three-year cohort default rates, as well as the 2010 two-year cohort default rates, for each of our main and additional (branch) campus locations for regulatory purposes is provided in the following table:

	Cohort Default Rates
	3-year rate			2-year rate
School, Main Campus Location (Additional locations as defined by accreditors are in parentheses)	2009	2008 (trial)	2007 (trial)	2010
American InterContinental University
Schaumburg, IL (Online) (Atlanta, GA; Weston, FL;
Houston, TX; London, England)	27.4%	21.5%	19.7%	14.1%
Briarcliffe College
Bethpage, NY (Patchogue, NY)	21.5%	20.7%	17.1%	12.8%
Brooks Institute
Santa Barbara, CA (Ventura, CA)	16.1%	12.2%	6.7%	9.4%
Brown College
Mendota Heights, MN (Brooklyn Center, MN)	21.4%	12.8%	14.9%	8.5%
California Culinary Academy
San Francisco, CA	19.8%	15.4%	9.4%	15.7%
Colorado Technical University
Colorado Springs, CO (Denver, CO; North Kansas City, MO; Sioux Falls, SD; Online)	25.0%	23.1%	22.3%	13.2%
Harrington College of Design
Chicago, IL	12.2%	12.0%	7.7%	7.7%
International Academy of Design & Technology
Chicago, IL (Troy, MI; Schaumburg, IL; Nashville, TN; Collins College; Phoenix, AZ)	28.6%	22.6%	15.7%	15.3%
Tampa, FL (Orlando, FL; Henderson, NV; Sacramento, CA; San Antonio, TX; Seattle, WA; Online; Le Cordon Bleu College of Culinary Arts Orlando, FL; Sanford-Brown College, Portland, OR)	26.9%	20.2%	17.2%	17.0%
Le Cordon Bleu College of Culinary Arts
Austin, TX (Dallas, TX; Sacramento, CA; Seattle, WA; and St. Peters, MO; Sanford-Brown College, Collinsville, IL and Hazelwood, MO)	28.8%	22.0%	13.3%	18.7%
Pasadena, CA (Hollywood, CA; Sanford-Brown College, Dearborn, MI; Grand Rapids, MI; Hillside, IL; Indianapolis, IN; Phoenix, AZ; Tinley Park, IL; and Skokie, IL; Sanford-Brown Institute, Orlando, FL)	20.7%	14.9%	8.4%	16.2%
Portland, OR (Tucker, GA; Mendota Heights, MN)	23.9%	19.8%	12.5%	13.7%
Scottsdale, AZ (includes Online) (Las Vegas, NV)	26.4%	20.0%	17.0%	17.8%
Le Cordon Bleu College of Culinary Arts in Chicago
Chicago, IL	28.3%	18.6%	12.1%	14.0%
Le Cordon Bleu Institute of Culinary Arts
Pittsburgh, PA (Le Cordon Bleu College of Culinary Arts, Inc., a private two year college (Cambridge, MA); Le Cordon Bleu College of Culinary Arts, Miramar, FL)	23.5%	19.7%	15.6%	16.6%
Missouri College
Brentwood, MO	22.2%	20.0%	16.4%	10.4%
Sanford-Brown College
Atlanta, GA (Columbus, OH; Houston, TX; Houston/North Loop, TX; and Middleburg Heights, OH; Sanford-Brown Institute, Austin, TX; Ft. Lauderdale, FL; Landover, MD; New York, NY; and Trevose, PA)	28.4%	24.7%	20.8%	13.9%
Boston, MA (Sanford-Brown College, Inc., a private two-year college)	26.3%	27.4%	24.6%	17.7%
Dallas, TX (San Antonio, TX; Sanford-Brown Institute, Garden City, NY)	23.9%	27.2%	19.7%	10.5%
Farmington, CT	22.5%	28.5%	24.9%	14.6%
Fenton, MO (St. Peters, MO)	26.9%	20.9%	23.0%	14.0%
McLean, VA	31.5%	25.4%	25.3%	17.9%
Sanford-Brown Institute
Jacksonville, FL (Iselin, NJ; Tampa, FL; Sanford-Brown College, West Allis, WI)	27.5%	20.5%	20.5%	14.5%
Pittsburgh, PA (Wilkins Township, PA)	24.4%	15.4%	22.3%	14.6%
White Plains, NY	27.7%	22.1%	24.6%	21.8%
SBI Campus - an Affiliate of Sanford-Brown
Melville, NY (Sanford-Brown Institute, Cranston, RI)	26.6%	18.6%	21.9%	17.5%

A failure to demonstrate “financial responsibility” or “administrative capability” would have negative impacts on our operations.

To participate in Title IV Programs, our schools must either satisfy standards of financial responsibility prescribed by ED, or post a letter of credit in favor of ED and possibly accept other conditions on its participation in Title IV Programs. Pursuant to the Title IV Program regulations, each eligible higher education institution must, among other things, satisfy a quantitative standard of financial responsibility that is based on a weighted average of three annual tests which assess the financial condition of the institution. The three tests measure primary reserve, equity and net income ratios. The Primary Reserve Ratio is a measure of an institution’s financial viability and liquidity. The Equity Ratio is a measure of an institution’s capital resources and its ability to borrow. The Net Income Ratio is a measure of an institution’s profitability. These tests provide three individual scores that are converted into a single composite score. The maximum composite score is 3.0. If the institution achieves a composite score of at least 1.5, it is considered financially responsible without conditions or additional oversight. A composite score from 1.0 to 1.4 is considered to be in “the zone” of financial responsibility, and a composite score of less than 1.0 is not considered to be financially responsible. If an institution is in “the zone” of financial responsibility, the institution may establish eligibility to continue to participate in Title IV Programs on the following alternative bases:

•

Zone Alternative. Under what is referred to as the “zone alternative,” an institution may continue to participate in Title IV Programs for up to three years under additional monitoring and reporting procedures but without having to post a letter of credit in favor of ED. These additional monitoring and reporting procedures include being transferred from the “advance” method of payment of Title IV Program funds to cash monitoring status (referred to as Heightened Cash Monitoring 1, or HCM1, status) or to the “reimbursement” or Heightened Cash Monitoring 2 (“HCM2”) methods of payment. If an institution does not achieve a composite score of at least 1.0 in one of the three subsequent years or does not improve its financial condition to attain a composite score of at least 1.5 by the end of the three-year period, the institution must satisfy another alternative standard to continue participating in Title IV Programs.

•

Letter of Credit Alternative. An institution that fails to meet one of the standards of financial responsibility, including by having a composite score less than 1.5, may demonstrate financial responsibility by submitting an irrevocable letter of credit to ED in an amount equal to at least 50% of the Title IV Program funds that the institution received during its most recently completed fiscal year.

•

Provisional Certification. If an institution fails to meet one of the standards of financial responsibility, including by having a composite score less than 1.5, ED may permit the institution to participate under provisional certification for up to three years. If ED permits a school to participate under provisional certification, an institution must comply with the requirements of the “zone alternative,” including being transferred to the HCM1, HCM2 or “reimbursement” method of payment of Title IV Program funds, and must submit a letter of credit to ED in an amount determined by ED which can range from 10%-100% of the Title IV Program funds that the institution received during its most recently completed fiscal year. If an institution is still not financially responsible at the end of the period of provisional certification, including because it has a composite score of less than 1.0, ED may again permit provisional certification subject to the terms ED determines appropriate.

All of our institutions are currently subject to HCM1 status (see Note 9 “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements). If any of the Company’s institutions become subject to the “reimbursement” or HCM2 methods of payment, the institution must disburse its own funds to students, document the students’ eligibility for Title IV Program funds and comply with certain waiting period requirements before receiving such funds from ED, which would result in a significant delay in receiving those funds. The process of re-establishing a regular schedule of cash receipts for the Title IV Program funds if ED places our schools on “reimbursement” or HCM2 payment status could take several months, and would require us to fund ongoing operations substantially out of existing cash balances.

ED applies its quantitative financial responsibility tests annually based on the school’s audited financial statements and may apply the tests if a school undergoes a change in control or under other circumstances. ED also may apply the tests to us, as the parent company of our schools, and to other related entities. Our composite score for the consolidated entity for the year ended December 31, 2011 was 2.3. Recent profitability declines will place downward pressure on our financial responsibility composite scores for the year ending December 31, 2012. Our current projections show that there is a risk that on a consolidated basis our composite score will be in “the zone” of financial responsibility for our fiscal year ending December 31, 2012. If in the future we are required to satisfy ED’s standards of financial responsibility on an alternative basis, including potentially by posting irrevocable letters of credit, we may not have the capacity to post these letters of credit. As discussed below, our U.S. Credit Agreement expired on October 31, 2012. Further, the costs of complying with additional monitoring and reporting requirements may be significant.

Accreditor and state regulatory requirements also address financial responsibility, and these requirements vary among agencies and also are different from the ED requirements. Any developments relating to our satisfaction of ED’s financial responsibility requirements may lead to additional focus or review by our accreditors or applicable state agencies regarding their respective financial responsibility requirements.

In addition to financial responsibility standards, limits may be placed on our U.S. schools’ participation in Title IV Programs if they fail to satisfy ED’s administrative capability standards that cover staffing, procedures for disbursing and safeguarding Title IV Program funds, reporting and other procedural matters. If a school fails to meet these criteria, ED may require repayment of previously disbursed Title IV Program funds, place the school on provisional certification status, or transfer the school from ED’s “advance” method of payment of Title IV Program funds to another funding arrangement, impose fines, or limit or terminate the school’s participation in Title IV Programs.

If our schools fail to maintain financial responsibility or administrative capability, they could lose their eligibility to participate in Title IV Programs, have that eligibility adversely conditioned or be subject to similar negative consequences under accreditor and state regulatory requirements, which would have a material adverse effect on our business. In particular, limitations on, or termination of, participation in Title IV Programs as a result of the failure to demonstrate financial responsibility or administrative capability would limit students’ access to Title IV Program funds, which would significantly reduce the enrollments and revenues of our schools eligible to participate in Title IV Programs and materially and adversely affect our business, financial condition, results of operations and cash flows.

The U.S. Congress commenced hearings and other examinations of the proprietary educational sector that have resulted in adverse publicity for the proprietary postsecondary education sector and could result in legislation, ED rulemaking, restrictions on Title IV Program participation by proprietary schools, litigation or other actions that may materially and adversely affect our business.

In 2010, Congressional committees commenced a series of hearings into the proprietary postsecondary education sector, including accreditation matters, student debt, student recruiting, student success and outcomes and other matters. These and other hearings and roundtables are ongoing. This has led to the release of various governmental reports and negative publicity about these topics (and in particular student debt), including a July 30, 2012 report released by the Senate Health, Education, Labor and Pensions (“HELP”) Committee analyzing information requested from 30 companies operating proprietary schools (including us and other proprietary publicly traded companies providing postsecondary education services); and a request to the Government Accountability Office (“GAO”) to conduct a review and prepare a report with recommendations regarding various aspects of the proprietary sector, including recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in federal student aid programs and the degree to which proprietary institutions’ revenue is composed of Title IV Program and other federal funding sources.

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

Since June 2011, we had been working with ED, ACICS and numerous state regulators to consolidate as many as 19 separate institutions or OPEIDs into a single institution or OPEID. The consolidation process was complex and although we received all the requisite approvals and acknowledgements to proceed with the consolidation from our state regulators and institutional accreditor, we ultimately determined that we had to withdraw the pending consolidation application. On December 27, 2011, we received a letter from ED requesting all of our regulatory correspondence with all state agencies and accreditors dating back to June 30, 2010, and we have continued to provide this information to ED on a monthly basis. ED noted in its initial request and in subsequent correspondence that it would defer any final approval of our application for the consolidation pending its review of the materials previously provided and to be provided in the future. On June 13, 2012, ED requested additional information, including our response to ACCSC not due until September 7, 2012. Ultimately, we made the decision to abandon the pending consolidation request, believing that an indefinite hold on the application was not in the best interests of our institutions or our students. While the request was pending, we had been precluded from submitting program change requests or new program applications and other regulatory approvals were starting to lapse while we continued to wait on the consolidation application’s approval. As previously noted, our OPEID structure is complex and each individual OPEID is subject to program reviews, independent Title IV compliance audits and must independently meet the terms of its program participation agreement and all of the associated ED regulations. The current structure involves higher costs and administrative complexity and makes compliance with certain aspects of ED regulations more difficult, including the 90-10 Rule. The additional compliance and audit costs and the failure to comply with ED regulations at any OPEID could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

These rules have required us to change certain of our business practices, incur costs of compliance and of developing and implementing changes in operations, and may affect student recruitment and enrollment, result in changes in or elimination of certain educational programs and have other significant or material effects on our business. The US Court of Appeals for the DC circuit has recently ruled in two separate cases that there were issues in the rulemaking process for certain aspects of the gainful employment, state authorization, misrepresentation and incentive compensation regulations. The court’s rulings invalidated selected parts of each of these rules. At the time of these rulings, we had already adjusted program offerings and altered business processes and practices to address these regulations and therefore are unlikely to see much benefit from any of the court’s rulings. Additionally, ED may appeal these rulings or pursue additional rulemaking. In both cases, the challenges to ED’s rulemaking authority in these areas were upheld by the court. With many of the new regulations focused almost exclusively on the proprietary education sector, the confirmation of ED’s rulemaking authority may result in it taking even more aggressive positions in the future to curtail the growth of proprietary education.

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

The new rules imposed by ED require a large number of reporting and operational changes. We believe we have substantially complied with the new reporting and disclosure requirements that were effective July 1, 2011 and we expect to be in substantial compliance with the remaining requirements by the respective effective dates. However, because of the scale and complexity of our educational programs, we may be unable to fully develop, test and implement all of the necessary modifications to our information management systems and administrative processes by the required dates. We may be subject to administrative or other sanctions if we are unable to comply with these reporting and disclosure requirements on a timely basis. In addition, these changes, individually or in combination, may impact our student enrollment, persistence and retention in ways that we cannot now predict.

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

Government agencies, regulatory agencies and third parties may conduct compliance reviews and audits, bring claims or initiate litigation against us based on alleged noncompliance with, or violations of, the extensive regulatory requirements applicable to us, alleged misrepresentations and other claims. While our compliance programs are similarly extensive and emphasize individual and organizational responsibility for compliance, as well as employing training and technological compliance controls, it is possible for one or more of our employees to engage in non-compliant behavior or make statements that violate some aspect of the extensive regulations governing our schools and business. Employee turnover, personnel reductions and other cost cutting measures, in particular at the school level, may increase these risks due to administrative and supervisory capacity constraints.

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

Due to their participation in Title IV Programs, our schools and universities are subject to periodic program reviews and audits by ED for the purpose of evaluating an institution’s compliance with Title IV Program requirements, identifying any liabilities to ED or students caused by errors in compliance, and improving future institutional capabilities. As previously disclosed, ED’s Office of Inspector General audit services division commenced a compliance audit of CTU in June 2010, covering the period July 5, 2009 to May 16, 2010, to determine whether CTU had policies and procedures to ensure that CTU administered Title IV Program and other federal program funds in accordance with applicable federal law and regulation. On January 13, 2012, the OIG issued a draft report identifying three findings, two of potential material non-compliance. Specifically, documentation of attendance of students enrolled in online programs and calculation of returns of Title IV Program funds arising from student withdrawals without official notice to the institution. On March 2, 2012, CTU submitted a written response to the OIG, contesting these findings. The OIG final report, along with CTU’s response to the draft report, was forwarded to ED’s Office of Federal Student Aid on September 21, 2012. On October 24, 2012, CTU provided a further response challenging the finding of the report directly to ED’s Office of Federal Student Aid, which will make an independent assessment of what further action, if any, is warranted.

We have received information requests from various regulators pertaining to our historical placement determination practices and related matters, including, as previously disclosed, ED, which has advised us that it is conducting an inquiry concerning possible violations of ED misrepresentation regulations in connection with historical placement rates provided to accrediting bodies, students and potential students. As also previously disclosed, ED recently moved all of our institutions from the “advance” method of payment of Title IV Program funds to cash monitoring status (referred to as Heightened Cash Monitoring 1, or HCM1, status). Although our existing practices substantially conform to the requirements of this more restrictive method of drawing down students’ Title IV Program funds, if ED finds violations of the HEA or related regulations, ED may impose monetary or program level sanctions, or transfer our schools to the “reimbursement” or Heightened Cash Monitoring 2 (“HCM2”) methods of payment of Title IV Program funds, under which the institution must disburse its own funds to students, document the students’ eligibility for Title IV Program funds and comply with certain waiting period requirements before receiving such funds from ED, which would result in a significant delay in receiving those funds. The process of re-establishing a regular schedule of cash receipts for the Title IV Program funds if ED places our schools on “reimbursement” or HCM2 payment status could take several months, and would require us to fund ongoing operations substantially out of existing cash balances. In addition, if ED determines that an eligible institution has violated its misrepresentation regulations with regard to placement rates or other disclosures to students or prospective students, ED may revoke, limit, suspend or deny the institution’s Title IV eligibility, or impose fines.

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

Beginning February 26, 2012, CTU hosted a visiting team from the Higher Learning Commission (“HLC”) of the North Central Association of Colleges and Schools as part of the periodic reaffirmation of its accreditation which last occurred in 2002. We recently learned in October 2012 that HLC intends to provide CTU with a one-year extension of its accreditation through December 31, 2013 to avoid any logistical complications associated with the scheduled expiration of its prior grant of accreditation at the end of 2012, while HLC and its visiting team continue to finalize its report and recommendations on CTU’s reaffirmation of accreditation. CTU will continue working with HLC with a view towards completing this review as promptly as possible.

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

Different minimum placement rate standards have been or will be applied to our ACICS-accredited campuses depending on the reporting year. ACICS has adjusted its placement rate standards for each of the 2011, 2012 and 2013 ACICS reporting years. For the period from July 1, 2010 through June 30, 2011 (the ACICS 2011 reporting year), the minimum placement rate standard was 65%. ACICS announced a new tiered standard for the 2012 ACICS reporting year that has different levels of required remediation for institutional placement rates below 64% and 47%, respectively. It also began evaluating placement rates at the program level and applying associated remedial actions using data submitted for the 2012 reporting year. For the 2013 ACICS reporting year, ACICS has announced an increase in the minimum acceptable placement rate compliance standard to 60% at both the campus and program levels.

At its April 2012 meeting, ACICS reviewed information it had requested of the Company regarding the annual placement rates for the ACICS 2011 reporting year, which included the results of placement re-verifications by an independent third party. Based on ACICS’ interpretation of this information, 24 additional ACICS-accredited campuses fell below ACICS’ 65% placement rate standard for the ACICS 2011 reporting year and therefore are subject to increased levels of accreditation oversight, joining the 36 campuses already subject to this additional oversight based on the placement rates reported for the ACICS 2011 reporting year. This oversight includes, depending on the degree such campuses fell below the 65% placement rate standard, more detailed or frequent reporting requirements, the submission of a placement improvement plan, attendance by campus career service personnel at a placement workshop, additional requirements for new program and location approvals or on-site evaluations. Four of these campuses were placed on probation status due to placement rates at or below 40% for the ACICS 2011 reporting year. We initiated teach outs of two of these campuses: Sanford-Brown College – Milwaukee and Sanford-Brown Institute – Landover. An institution is obligated to demonstrate to ACICS that the conditions or circumstances which led to the imposition of probation have been corrected before probation will be lifted, in this case meaning an increase in placement rates to a level acceptable to ACICS. On or before November 1, 2012, 71 campuses filed annual reports with ACICS including annual placement rates for the ACICS 2012 reporting year. Of those, 52 fell below ACICS’ 64% placement rate standard applicable for the ACICS 2012 reporting year, including 14 campuses that reported rates below 47% (the minimum ACICS compliance standard for the ACICS 2012 reporting year). These 14 campuses in the aggregate contributed approximately 7.7% of the Company’s 2011 consolidated revenue. Three of the 14 campuses reporting rates below 47% are in the process of being taught out and five are newer start-up campuses which have been in operation for less than three years.

As mentioned above, beginning with the annual placement rates for the ACICS 2012 reporting year, ACICS will also review program level placement rates against published standards and may take specific actions for programs which fall below those standards. Collectively, our ACICS-accredited campuses had 115 programs that reported placement rates for the ACICS 2012 reporting year that were below 47% (the minimum ACICS compliance standard for program level placement rates for the ACICS 2012 reporting year).

On June 7, 2012, ACCSC sent a letter notifying us that ACCSC had acted to direct our ten ACCSC-accredited campuses to show cause as to why their accreditation should not be withdrawn. The show-cause directive stems from the Company’s responses to ACCSC’s previously disclosed information requests regarding the institutions’ student placement determination practices and reported employment rates to ACCSC, which included the results of independent third-party re-verifications for graduates of such institutions during the 2011 reporting period. The letter from ACCSC sets forth the accreditor’s requirements for the institutions to demonstrate compliance with its accrediting standards, which include the accelerated submission of 2012 ACCSC employment placement rate data for each program offered at the institutions, use of an independent third party to audit this employment placement rate data, additional analysis of previously submitted placement data and an update regarding the status of ACICS accreditation for the institutions and the ongoing ED inquiry referred to in the preceding risk factor. The Company provided the requested information on September 7, 2012 for review by ACCSC at its November 2012 meeting, and will continue working with ACCSC with a view towards resolving this matter as promptly as possible. During the pendency of the ACCSC show-cause directive, these ten institutions are subject to an ACCSC restriction on any new programs or campuses.

Additionally, by November 13, 2012, ten of our campuses will file annual reports with ACCSC including annual placement rates for the ACCSC 2012 reporting year. We anticipate that a number of the programs at these campuses will fall below ACCSC’s 66% placement rate standard applicable for the ACCSC 2012 reporting year.

The recently reported rates that do not satisfy the ACICS or ACCSC minimum placement rate standards (as applicable), or a failure of placement rates at these campuses to improve, may cause ACICS or ACCSC to initiate accreditation proceedings such as a show-cause directive, an action to defer or deny action related to an institution’s application for a new grant of accreditation or an action to suspend an institution’s accreditation or a program’s approval.

We cannot predict with certainty the outcome of these accreditation matters and any other matter that may arise relating to requests for additional information received by the Company from various regulators pertaining to its historical placement determination practices and the now-vacated show-cause directive from ACICS or the pending ACCSC show-cause directive. The failure to satisfactorily address the low placement rates and probationary status of certain campuses and resolve the ACCSC show-cause directive, or if more of our schools or programs become subject to accreditation actions or are placed on probationary accreditation status or fail to qualify for or maintain accreditation, we may experience additional adverse publicity, impaired ability to attract and retain students and substantial expense to obtain unqualified accreditation status. Any final loss of institutional accreditation after exhaustion of the administrative agency processes would result in a loss of Title IV Program funds for the affected school and its students. Such events could have a material adverse impact on our business, reputation, financial condition, results of operations and cash flows.

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

The Accrediting Bureau of Health Education Schools (“ABHES”) acted at its July 2012 meeting to place three of our Health Education campuses on show-cause as a result of site visit reports and questions related to their previously reported 2011 ABHES placement rates for their medical assisting programs. On November 1, 2012, the three campuses provided a response which will be reviewed by ABHES at its next meeting in January 2013. In addition, all of our campuses with ABHES-accredited programs recently filed annual reports with ABHES including annual placement rates for the ABHES 2012 reporting year, and 51 of our 56 ABHES-accredited programs that reported placement rates at these campuses fell below ABHES’ 70% placement rate standard applicable for the ABHES 2012 reporting year.

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

Our largest individual institutions are institutionally accredited by HLC, one of the six regional accrediting agencies recognized by ED. Almost all of our nationally accredited institutions are institutionally accredited by ACICS and several are jointly accredited by ACCSC and ACICS. Only the Le Cordon Bleu Institute of Culinary Arts campus in Pittsburgh, Pennsylvania is accredited solely by ACCSC and is currently in the process of teaching out its programs. Accreditation by an accrediting agency recognized by the U.S. Department of Education is required in order for an institution to become and remain eligible to participate in Title IV programs and HLC, ACICS and ACCSC all satisfy this requirement. In January of 2009, after receiving an Alert Memorandum from the Office of Inspector General, Department staff conducted a review of HLC and developed in partnership with the agency a corrective action plan to address concerns raised by the Inspector General, including concerns about the agency’s review of credit hours among its member institutions. As part of the corrective action plan, the agency was required to file interim reports with the National Advisory Committee on Institutional Quality and Improvement (NACIQI), which they did at the December 2010 and December 2011 meetings of the Advisory Board. In addition, the agency is in the process of adopting new standards for accreditation that address, among other things, the requirements of the new Program Integrity regulations regarding credit hour calculations. As evidence of continuing scrutiny of its recognized accreditors, at the June 2011 meeting of NACIQI, ACICS was one of four (out of seven) agencies that had applied for a five-year recognition, but instead received only a one year extension of their recognition during which time the agency must demonstrate full compliance with all of the Department’s accreditation standards.

Most of our domestic campuses are required to achieve minimum placement standards which have been difficult to achieve.

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

As discussed in the preceding risk factor, 60 of our ACICS-accredited campuses are subject to increased levels of accreditation oversight because they fell below ACICS’ 65% placement rate standard for the ACICS 2011 reporting year. Four of these campuses were placed on probation by ACICS, two of which we are teaching out. In addition, our ten ACCSC-accredited campuses and three of our ABHES accredited medical assisting programs are currently subject to a show-cause directive relating to placement rate matters. The placement rate results recently reported to ACICS and ABHES, and expected to be reported to ACCSC, for their respective 2012 reporting years also contained rates for many campuses below their respective accreditor’s minimum placement rate standards, as described in the preceding risk factor.

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

Our future success depends largely on the skills, efforts and motivation of our executive officers and other key personnel, as well as on our ability to attract and retain qualified managers and our schools’ ability to attract and retain qualified faculty members and administrators. Many leadership positions within the Company were vacated over the last two years, requiring the transition of leadership roles. This included the appointment of Steven H. Lesnik as President and Chief Executive Officer in addition to his role as Chairman of the Board of Directors. The Board is searching for a long-term CEO to replace Mr. Lesnik, but the success and timing of the search is uncertain. Our failure to fill openings for our CEO position and other officer positions or our loss of additional key personnel could slow implementation of key initiatives, lead to changes in or create uncertainty about our business strategies or otherwise impact management’s attention to operations. Further, attrition at the management and operational levels has created a shortage of experienced operational personnel, which further exacerbates these risks. We face competition in attracting, hiring and retaining executives and key personnel who possess the skill sets and experiences that we seek. Additional cost reduction measures due to declining enrollments and the negative publicity surrounding our industry may make it difficult to attract, hire and retain qualified and experienced personnel. In addition, key personnel may leave us and subsequently compete against us, unless contractually obligated not to pursue such activities. The loss of the services of our key personnel, or our failure to attract and retain other qualified and experienced personnel on acceptable terms could adversely affect our results of operations or financial condition.

If we are unable to successfully resolve pending or future litigation and regulatory and governmental inquiries involving us, or face increased regulatory actions or litigation, our financial condition, results of operations and growth prospects could be adversely affected.

We and certain of our current and former directors and executive officers have been named as defendants in various lawsuits, investigations and claims covering a range of matters, including, but not limited to, violations of the federal securities laws and claims made by current and former students and employees of our schools. These claims have included a securities class action claim captioned Ross, et al. v. Career Education Corporation, et al. (United States District Court for the Northern District of Illinois) claiming, among other things, that the defendants violated Section 10(b) of the Exchange Act by making material misstatements in and omitting material information from the Company’s public disclosures concerning its schools’ job placement rates and its compliance with accreditation policies. In addition, three derivative actions have been filed against some of our current and former directors and executive officers captioned Bangari v. Lesnik, et al. (Circuit Court of Cook County, Chancery Division), Cook v. McCullough, et al. (United States District Court for the Northern District of Illinois) and Alex v. McCullough, et al. (United States District Court for the Northern District of Illinois) alleging among other things, breach of fiduciary duty and abuse of control by the individual defendants.

These claims have also included qui tam actions filed in federal court by individual plaintiffs on behalf of themselves and the federal government alleging that we submitted false claims or statements to ED in violation of the False Claims Act. Qui tam actions are filed under seal, and remain under seal until the government decides whether it will intervene in the case. If the government elects to intervene in an action, it assumes primary control of that matter; if the government elects not to intervene; individual plaintiffs may continue the litigation at their own expense on behalf of the government. See Note 9 “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements for additional discussion of these matters.

We and our schools also are subject to and have pending audits, compliance reviews, inquiries, investigations, claims of non-compliance and litigation by ED, federal and state regulatory agencies, accrediting agencies, state attorney general offices, present and former students and employees, and others that may allege violations of statutes, regulations, accreditation standards, consumer protection and other legal and regulatory requirements applicable to us or our schools. For example, the Chicago Regional Office of the Securities and Exchange Commission is conducting an inquiry pertaining to our previously reported internal investigation of student placement determination practices and related matters. In addition, we have received subpoenas from the Attorneys General of Florida and New York, civil investigative demands from the Illinois and Massachusetts Attorneys General and an investigative demand from the Oregon Attorney General relating to potential non-compliance with applicable state laws and regulations by certain of our schools. See Note 9 “Commitments and Contingencies” of the notes to our unaudited consolidated financial statements for additional discussion of these and other matters. If the results of any such audits, reviews, inquiries, investigations, claims, or actions are unfavorable to us, we may be required to pay monetary damages or be subject to fines, operational limitations, loss of federal funding, injunctions, undertakings, additional oversight and reporting, or other civil or criminal penalties. From time to time, we have such matters pending against us or one or more of our schools.

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

Our credit agreement expired on October 31, 2012 and the lack of a replacement facility may hinder our liquidity.

Our credit agreement expired on October 31, 2012. To date, we have not obtained a replacement credit facility. We had no outstanding balance under our credit agreement when it expired, but we had outstanding letters of credit totaling $6.2 million. Effective October 31, 2012, we were required to provide cash that is restricted in use as security for the outstanding letters of credit.

Due to the economic uncertainty in the U.S., the industry in which we operate and our anticipated reduced level of operating performance as compared to previous years, we cannot predict with certainty whether we will obtain a replacement credit agreement. We currently expect that if we are able to obtain a replacement agreement it will provide less credit availability than our expired credit agreement, and it is likely to contain more restrictive financial and non-financial covenants.

An inability to replace our credit agreement on satisfactory terms, reduced borrowing capacity or unavailability of credit as a result of any failure to comply with covenants may materially negatively impact our ability to fund our working capital needs, capital expenditures and lease commitments as well as our financial responsibility composite score under ED’s Title IV eligibility requirements. Cash generated by operations may continue to decrease due to lower student enrollments and operating losses and any negative decisions in regulatory proceedings or other legal actions against us may reduce existing available cash balances. These circumstances may also affect our agreements and payment terms with vendors, and certain of our vendors may require us to pay for purchases in advance or on less favorable terms or could refuse to do business with us. Further, the timing of cash receipts may be impacted by our monitoring and scheduling of disbursement and subsequent receipt of Title IV and non-Title IV revenues in our efforts to comply with the 90-10 Rule and by any decision by ED to move any of our institutions to the “reimbursement” or HCM2 methods of payment of Title IV Program funds. We may not have the capacity to post required letters of credit we may need in the future for state licensing requirements, if we are required to satisfy ED’s standards of financial responsibility on an alternative basis or for other purposes, either due to unavailability of a credit facility or due to insufficient cash available to provide security for the letters of credit.

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

As part of our growth strategy, we have opened new schools, new branch campuses or locations of our existing schools throughout the U.S. and offered new educational programs. These activities require us to invest in management and new personnel, make capital expenditures, incur marketing and advertising expenses, implement process and compliance training and procedures and devote resources that are different from those required to operate our existing schools. We may be unable to identify or acquire suitable expansion opportunities, or to successfully integrate a new school or branch campus. Any failure by us to effectively identify, establish and manage the operations of a new school or branch campus, or lapses in oversight of or maintenance of regulatory compliance or processes, could impact our ability to grow, could make any newly established school or branch campus more costly to operate than we had planned, could require additional investments in training of management and other personnel, or could lead to compliance issues, and could have an adverse effect on our results of operations, profitability, growth prospects and ability to compete and operate in our competitive markets. Additionally, ACCSC has placed a restriction on any new programs or campuses at our ten ACCSC-accredited institutions, and 60 of our 71 ACICS-accredited campuses are required to obtain prior ACICS approval before they submit any new program applications. It is unclear how ACICS will exercise its discretionary authority in connection with future requests for this prior approval, and therefore uncertainty exists regarding our ability to offer new programs at these ACICS-accredited institutions.

We may be compelled to terminate programs or teach out campuses due to declining enrollments or regulatory considerations and therefore may incur costs and expenses associated with closing facilities or other exit activities.

We may face excess capacity if student enrollments continue to decrease or if we decide to terminate the offering of certain programs. We must balance current student populations and projected changes in student population with appropriate levels of costs and investment in real estate and our online platforms in order to effectively manage capacity. We have begun teaching out and capping enrollments in certain programs due to existing regulatory considerations such as minimum placement rate standards and the 90-10 Rule. We have also made the decision to teach out certain campuses after evaluating a number of factors including, but not limited to: the overall performance of the campus including operating results, new student starts, placement opportunities in the local market, degree of market competition from both for-profit and not-for-profit schools and the existing lease obligation for the campus. Most recently, we announced plans to teach out 23 campuses as part of our strategy to simplify the organization, including the decision to invest in a smaller number of ground-based campuses. Changes in the economy, regulatory environment or unavailability of Title IV Program funds may cause us to terminate additional programs or teach out additional campuses. All of these actions may contribute to significant decreases in enrollments in our continuing programs. Closing facilities or other exit activities involve costs and expenses which can be significant, and therefore affect profitability. Actual costs and expenses involved in closing facilities or other exit activities may be higher than expected and the benefits anticipated may be less due to a number of factors including unanticipated expenses in teaching out campuses and higher than expected lease exit costs.

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

•	failure of certain of our schools to meet minimum placement rates established by our schools’ accreditors;

•	failure of certain of our institutions to maintain compliance under the 90-10 Rule or with financial responsibility standards;

•	loss of key personnel;

•	the outcomes and impacts on our business of ED’s rulemakings, and other changes in the legal or regulatory environment in which we operate;

•	negative media coverage of the proprietary education industry;

•	changes in the student lending and credit markets;

•	our ability to meet or exceed expectations of analysts or investors, or the extent of analyst coverage of our company;

•	decisions by any significant investors to reduce their investment in us;

•	quarterly variations in our operating results;

•	general conditions in the postsecondary education field, including declining enrollments; changes in ED, state laws and regulations and accreditation standards; or availability of student financing;

•	changes in our earnings estimates by analysts;

•	future impairment of goodwill or other intangible assets;

•	price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many companies that provide postsecondary education in recent periods; and

•	general economic conditions.

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

The following table sets forth information regarding purchases made by us of shares of our common stock on a monthly basis during the year to date ended September 30, 2012:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2011				$239,848,803
January 1, 2012—January 31, 2012	6,071,944	$9.29	6,071,736	183,296,772
February 1, 2012—February 29, 2012	65,981	11.93	—	183,296,772
March 1, 2012—March 31, 2012	55,284	8.16	—	183,296,772
April 1, 2012—April 30, 2012	—	—	—	183,296,772
May 1, 2012—May 31, 2012	4,210	6.28	—	183,296,772
June 1, 2012—June 30, 2012	236	6.54	—	183,296,772
July 1, 2012—July 31, 2012	—	—	—	183,296,772
August 1, 2012—August 31, 2012	3,477	3.25	—	183,296,772
September 1, 2012—September 30, 2012	—	—	—	183,296,772

Total	6,201,132		6,071,736

(1)	Includes 129,396 shares delivered back to the Company for payment of withholding taxes from employees for vesting restricted shares pursuant to the terms of the Career Education Corporation 2008 Incentive Compensation Plan.
(2)	As of September 30, 2012, approximately $183.3 million was available under our previously authorized repurchase program. Stock repurchases under this program may be made on the open market or in privately negotiated transactions from time to time, depending on various factors, including market conditions and corporate and regulatory requirements. The stock repurchase program does not have an expiration date and may be suspended or discontinued at any time.

Item 6.	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the “Exhibit Index”, which is attached hereto and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAREER EDUCATION CORPORATION

Date: November 8, 2012	By:	/s/ STEVEN H. LESNIK
Steven H. Lesnik President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2012	By:	/s/ COLLEEN M. O’SULLIVAN
Colleen M. O’Sullivan Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

*+10.1	Independent Contractor Agreement between Career Education Corporation and Jeremy J. Wheaton dated July 16, 2012

*+10.2	Form of agreement dated August 10, 2012 pursuant to the 2012 Reward and Retention Program

*+10.3	Letter Agreement by and between Career Education Corporation and Teresa Cotton Santos dated August 15, 2012

*10.4	Description of compensation arrangement for Colleen M. O’Sullivan determined on September 12, 2012 (1)

*+10.5	Employment Contract between the Paris INSEEC Association and Catherine Lespine dated February 17, 2003

*+10.6	Employment Contract between Formastrat (now known as Organisation et Development) and Catherine Lespine dated February 17, 2003

+31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002

+32.1	Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+32.2	Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

+101	The following financial information from our Quarterly Report on Form 10-Q for the third quarter of 2012, filed with the SEC on November 8, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011, (ii) the Unaudited Consolidated Statements of Income and Comprehensive Income for the quarters and years to date ended September 30, 2012 and September 30, 2011, (iii) the Unaudited Consolidated Statements of Cash Flows for the years to date ended September 30, 2012 and September 30, 2011, and (iv) Notes to Unaudited Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-Q
+	Filed herewith
(1)	Incorporated by reference to our amended Current Report on Form 8-K/A filed on September 14, 2012